Form 10-Q
period 1994-01-29
ANALOG DEVICES INC
filed 1994-03-11
CIK 6281

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   Form 10-Q
(Mark One)
  [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended January 29, 1994

                                       OR

  [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

       For the Transition period from_______________ to ________________

                           Commission File No. 1-7819

                              Analog Devices, Inc.
             (Exact name of registrant as specified in its charter)


                 Massachusetts                               04-2348234
        (State or other jurisdiction of                    (I.R.S.Employer
         incorporation or organization)                  Identification No.)


    One Technology Way, Norwood, MA                            02062-9106
(Address of principal executive offices)                       (Zip Code)


                                 (617) 329-4700
              (Registrant's telephone number, including area code)
                           _______________________


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES   X   NO

    The number of shares outstanding of each of the issuer's classes of Common Stock as of February 25, 1994 was 49,530,241 shares of Common Stock.

                                     PART I
                             FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(thousands except per share amounts)

                                              Three Months Ended
                                              ------------------

                                   January 29, 1994       January 30, 1993
                                   ----------------       ----------------
Net sales                               $181,088              $151,303

Cost of sales                             94,593                78,978
                                        --------              --------
Gross margin                              86,495                72,325

Operating expenses:
  Research and development                24,256                21,752
  Selling, marketing, general
   and administrative                     40,997                38,671
                                        --------              --------
                                          65,253                60,423
                                        --------              --------

Operating income                          21,242                11,902

Nonoperating expenses:
  Interest expense                         1,830                 1,527
  Other                                      (28)                  215
                                        --------              --------
                                           1,802                 1,742
                                        --------              --------

Income before income taxes                19,440                10,160

Provision for income taxes                 4,180                 2,032
                                        --------              --------
Net income                              $ 15,260              $  8,128
                                        ========              ========

Shares used to compute
  earnings per share                      50,970                49,637
                                        ========              ========

Earnings per share of common stock         $0.30                 $0.16
                                        ========              ========


See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands except share amounts)


Assets                       January 29, 1994  October 30, 1993  January 30, 1993
                             ----------------  ----------------  ----------------
Cash and cash equivalents        $ 94,363           $ 80,668         $ 22,405
Accounts receivable, net          151,056            145,663          117,074
Inventories:
   Finished good                   47,960             51,359           50,626
   Work in process                 79,939             80,418           71,943
   Raw materials                   15,160             18,645           25,828
                                ---------           --------         --------
                                  143,059            150,422          148,397
Prepaid income taxes               22,500             22,207           20,549
Prepaid expenses                    5,932              4,240            5,604
                                ---------           --------         --------
   Total current assets           416,910            403,200          314,029
                                ---------           --------         --------

Property, plant and equipment,
  at cost:
   Land and buildings              81,900             81,110           78,214
   Machinery and equipment        452,549            451,248          414,780
   Office equipment                38,607             33,170           28,738
   Leasehold improvements          27,616             26,429           22,524
                                ---------           --------         --------
                                  600,672            591,957          544,256
Less accumulated depreciation
    and amortization              357,258            343,527          305,464
                                ---------           --------         --------
   Net property, plant and
    equipment                     243,414            248,430          238,792
                                ---------           --------         --------

Intangible assets, net             20,794             21,306           22,864
Deferred charges and other
  assets                            5,497              5,556            4,279
                                ---------           --------         --------
   Total other assets              26,291             26,862           27,143
                                ---------           --------         --------
                                $ 686,615           $678,492         $579,964
                                =========           ========         ========



See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands except share amounts)


Liabilities and
Stockholders' Equity          January 29, 1994   October 30, 1993   January 30, 1993
                              ----------------   ----------------   ----------------
Short-term borrowings and
   current portion of long-
   term debt                       $ 23,531          $  2,006           $  2,424
Obligations under capital leases        342               335                318
Accounts payable                     43,501            48,779             43,498
Deferred income on shipments to
   domestic distributors             17,263            16,417             13,371
Income taxes payable                 15,410            15,405              3,738
Accrued liabilities                  43,014            49,893             34,798
                                   --------          --------           --------
    Total current liabilities       143,061           132,835             98,147
                                   --------          --------           --------

Long-term debt                       80,000           100,000             80,000
Noncurrent obligations under
   capital leases                       209               297                551
Deferred income taxes                 9,025             8,540             12,860
Other noncurrent liabilities          4,868             4,802              3,901
                                   --------          --------           --------
    Total noncurrent liabilities     94,102           113,639             97,312
                                   --------          --------           --------
Commitments and Contingencies

Stockholders' equity:
   Preferred stock, $1.00 par value,
    500,000 shares authorized,
    none outstanding                      -                 -                  -
   Common stock, $.16 2/3 par value,
    150,000,000 shares authorized,
    51,048,855 shares issued
    (50,924,637 in October 1993,
    50,393,179 in January 1993)       8,508             8,488              8,399
   Capital in excess of par
    value                           144,358           143,502            136,268
   Retained earnings                302,958           287,698            251,369
   Cumulative translation
    adjustment                        5,657             5,473              4,436
                                   --------          --------           --------
                                    461,481           445,161            400,472
   Less 1,573,917 shares in
    treasury, at cost
    (1,727,396 in October 1993 and
     2,143,466 in January 1993)      12,029            13,143             15,967
                                   --------          --------           --------
    Total stockholders' equity      449,452           432,018            384,505
                                   --------          --------           --------
                                   $686,615          $678,492           $579,964
                                   ========          ========           ========


See accompanying notes.


ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(thousands)                                             Three Months Ended
                                                        ------------------

                                                January 29, 1994   January 30, 1993
                                                ----------------   ----------------
OPERATIONS
Cash flows from operations:
   Net income                                         $15,260          $ 8,128
   Adjustments to reconcile net income
    to net cash provided by operations:
     Depreciation and amortization                     15,301           14,240
     Deferred income taxes                                493              226
     Other noncash expenses                               816              777
     Changes in operating assets and liabilities      (10,555)         (15,296)
                                                      -------          -------
   Total adjustments                                    6,055              (53)
                                                      -------          -------
Net cash provided by operations                        21,315            8,075
                                                      -------          -------

INVESTMENTS
Cash flows from investments:
   Additions to property, plant and equipment, net    (10,047)         (15,438)
                                                      -------          -------
Net cash used for investments                         (10,047)         (15,438)
                                                      -------          -------

FINANCING ACTIVITIES
Cash flows from financing activities:
   Net increase in variable rate borrowings             1,500           30,192
   Proceeds from employee stock plans                     869            1,211
   Payments on capital lease obligations                  (81)             (76)
   Payments on fixed rate borrowings                        -          (20,048)
                                                      -------          -------
Net cash provided by financing activities               2,288           11,279
                                                      -------          -------

Effect of exchange rate changes on cash                   139              759
                                                      -------          -------

Net increase in cash and cash equivalents              13,695            4,675
Cash and cash equivalents at beginning of period       80,668           17,730
                                                      -------          -------
Cash and cash equivalents at end of period            $94,363          $22,405
                                                      =======          =======
SUPPLEMENTAL INFORMATION
Cash paid during the period for:
   Income taxes                                       $ 3,323             $885
                                                      =======          =======
   Interest                                           $   794          $ 1,691
                                                      =======          =======


See accompanying notes.

Analog Devices, Inc.
Notes to Condensed Consolidated Financial Statements
January 29, 1994


Note 1 - In the opinion of management, the information furnished in the accompanying financial statements reflects all adjustments, consisting only of normal recurring adjustments, which are necessary to a fair statement of the results for this interim period and should be read in conjunction with the most recent Annual Report to Stockholders.

Note 2 - Litigation

The lawsuit brought by Crystal Semiconductor Corporation ("Crystal") against the Company on November 12, 1992 in the United States District Court for the Western District of Texas (Austin Division) for patent infringement (as previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1993) has been dismissed pursuant to a Memorandum of Understanding executed by Crystal and the Company. The Memorandum of Understanding provides for a cross-license arrangement between the Company and Crystal and the payment of license fees for technology to be used pursuant to this arrangement. The Memorandum of Understanding also provides for the execution of a definitive cross-licensing agreement and, in the event the parties cannot agree to the terms of such definitive agreement, resolution of such terms by binding arbitration. The Company does not believe that compliance with the terms of such cross-licensing agreement will have a material adverse effect on the Company's financial position or overall trends in the results of operations.

Note 3 - Income Taxes

Effective October 31, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS 109). As permitted under the new rules, prior years' financial statements have not been restated. The cumulative effect of adopting FAS 109 as of October 31, 1993 was not material.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at October
31, 1993 are as follows:

   Deferred tax assets:
     Inventory reserves                                      $  7,530
     Capital loss carryover                                     7,371
     General business tax credits                               5,725
     Deferred income on shipments to domestic distributors      4,683
     Reserve for employee benefits                              3,544
     Restricted stock                                           2,653
     Intercompany profits in foreign inventories                1,369
     Foreign tax credit                                           810
     Other                                                      2,822
                                                             --------
        Gross deferred assets                                  36,507
        Valuation allowance                                   (14,300)
                                                             --------
        Total deferred tax assets                              22,207
   Deferred tax liabilities:
     Tax over book depreciation                                (7,702)
     Other                                                       (838)
                                                             --------
        Total deferred tax liabilities                         (8,540)
                                                             --------
   Net deferred tax assets                                   $ 13,667
                                                             ========

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results of Operations

First Quarter of Fiscal 1994 Compared to the First Quarter of Fiscal 1993

Net sales increased 20% to $181.1 million for the first fiscal quarter of 1994, compared to sales of $151.3 million for the first quarter of 1993. First quarter sales growth was strongest for system-level ICs, which increased approximately 55% from the same period last year. Sales growth in this product group continues to be fueled by production ramp-ups in major computer and communications applications. Sales of standard linear ICs increased 9% from the first quarter last year. On a geographic basis, sales were strongest in the Pacific Rim, driven by increased demand for disk drive and computer audio products. Much of the sales growth in the Pacific Rim resulted from design-ins in the United States and Europe. The Company also experienced year-over-year revenue gains in North America and Japan with sales growth in Japan aided by the translation of local currency sales to a weaker U.S. dollar. Sales to Western Europe decreased slightly due to weakened economic conditions.

Sales of new products continued to drive revenue growth with approximately 45% of total orders in the first quarter of 1994 attributable to products introduced over the past five years.

Gross margin at 47.8% of sales was unchanged compared to the first quarter of 1993. R&D expenses for the first quarter of 1994 grew approximately 12% over the same quarter last year but as a percentage of sales decreased to 13.4% , down from 14.4% of sales in the first quarter of 1993. R&D expenditures continue to be focused on only the most promising opportunities where the Company believes it can build a sustainable competitive advantage. R&D spending is expected to increase slightly during the balance of fiscal 1994 reflecting continued investment in high growth opportunities available in computer and communications products. Selling, marketing, general and administrative (SMG&A) expenses grew 6% in absolute dollars compared to the first quarter of 1993, increasing at a much lower rate than sales. As a result, the SMG&A-to-sales ratio declined three percentage points over the past year, in line with the Company's continuing commitment to maintaining tight control over all costs in order to gain good operating leverage on increased revenues.

As a result of the reduction in total operating expenses as a percentage of sales, operating income improved to 11.7% of sales from 7.9% in the first quarter of 1993. In absolute dollars, operating income increased 78%.

Interest expense increased from $1.5 million in the first quarter of 1993 to $1.8 million for the first quarter of 1994 due to a higher level of total borrowings. Interest expense net of interest income was reduced to $1.2 million from $1.4 million one year ago as increased interest expense on a higher level of debt was more than offset by interest income earned on a significantly higher level of invested cash.

The effective income tax rate increased from 20% for the year ago quarter to 21.5% for the first quarter of 1994 due to a shift in the mix of worldwide profits. In the first quarter of 1994, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS
109). The adoption of FAS 109 changes the Company's method of accounting for income taxes from the deferred method to the liability method required by FAS
109. The impact of adopting FAS 109 was not material to the Company's financial position or results of operations. See Note 3 - "Income Taxes" in the Notes to Condensed Consolidated Financial Statements for information concerning the adoption of FAS 109.

The growth in sales and reduction in total operating expenses as a percent of sales resulted in net income of $15.3 million or $0.30 per share, up 88% from $8.1 million or $0.16 per share compared to the year-earlier period.

First Quarter of Fiscal 1994 Compared to the Fourth Quarter of Fiscal 1993

Continuing strength in orders coupled with a strong backlog led to a rise in net sales to $181.1 million for the first quarter of fiscal 1994 from $179.0 million for the fourth quarter of fiscal 1993. The sales increase was principally due to an increase in sales of the Company's system-level IC products which were strongest in the Pacific Rim.

Gross margin improved modestly from 47.4% for the previous quarter to 47.8% of sales for the first quarter of 1994. Gross margin for the Company's standard linear ICs remained at a high level, while gross margin for system-level IC products improved.

R&D expenses were down slightly from $25.0 million last quarter to $24.3 million for the first quarter of 1994, and also down as a percentage of sales from 13.9% to 13.4%. SMG&A expenses were flat to the fourth quarter, decreasing to 22.6% of sales from 22.9% in the prior quarter, despite increased incentive expense and additional marketing expenses associated with new product launches.

Operating income increased 13% from the immediately prior quarter reaching 11.7% of sales compared to 10.5% of sales in the fourth quarter. This performance was partially the result of higher sales, and was aided by some improvement in gross margin and continued tight control over operating expenses.

After nonoperating expenses of $1.8 million, comprised principally of interest expense, and income taxes of $4.2 million, the Company recorded net income of $15.3 million, or $0.30 per share, compared to $14.0 million or $0.28 per share last quarter. Net income improved to 8.4% of sales from 7.8% of sales in the fourth quarter. The effective income tax rate for the first quarter increased to 21.5% compared to an 18% rate for in the prior quarter reflecting a shift in the mix of worldwide profits to higher tax rate jurisdictions including the U.S.

Liquidity and Capital Resources

As of January 29, 1994, cash and cash equivalents were $94.4 million, an increase of $13.7 million and $72.0 million from the end of the fourth and first quarters of 1993, respectively. The increase in cash from the end of fiscal 1993 was due primarily to cash generated by operations while the increase in cash from the year ago quarter reflected both a substantial improvement in cash provided from operations over the past year and an increase in cash generated from financing activities.

Cash provided by operating activities was $21.3 million, or 11.8% of sales, in the first quarter of 1994 compared to $8.1 million, or 5.3% of sales in the first quarter of 1993.

The increase in operating cash flows from the year earlier period was principally attributable to higher net income and a reduction in net working capital requirements resulting mainly from a reduction in inventories of $7.4 million during the first quarter of 1994. Inventories were also reduced $5.3 million from the first quarter of 1993.

Accounts receivable of $151.1 million increased 3.7% or $5.4 million from the end of fiscal 1993 due to the increase in sales as well as a higher level of quarter-end shipments. Accounts receivable rose 29% or $34.0 million from the first quarter of 1993. The primary factors contributing to the year-over-year increase were the 20% growth in sales between the two quarters and elimination of a prompt payment discount to domestic distributors during the fourth quarter of 1993 which altered the distributor payment cycle.

Cash flow from operations was used largely to fund capital expenditures of $10.0 million for the first quarter of 1994. Additions to property, plant and equipment for fiscal 1994 are currently estimated to be $90 million and directed principally toward continued investments in equipment to improve and increase manufacturing and test capabilities and capacity. The Company expects to finance its planned 1994 capital additions with existing cash and cash equivalent balances together with internally generated cash.

The Company believes that its strong financial condition, existing sources of liquidity, available capital resources and cash expected to be generated from operations leave it well positioned to obtain the funds required to meet its current and future business requirements.

                          PART II - OTHER INFORMATION
                              ANALOG DEVICES, INC.


Item 1.  Legal Proceedings

The lawsuit brought by Crystal Semiconductor Corporation ("Crystal") against the Company on November 12, 1992 in the United States District Court for the Western District of Texas (Austin Division) for patent infringement (as previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1993) has been dismissed pursuant to a Memorandum of Understanding executed by Crystal and the Company. The Memorandum of Understanding provides for a cross-license arrangement between the Company and Crystal and the payment of license fees for technology to be used pursuant to this arrangement. The Memorandum of Understanding also provides for the execution of a definitive cross-licensing agreement and, in the event the parties cannot agree to the terms of such definitive agreement, resolution of such terms by binding arbitration.

Item 4.  Submission of Matters to a Vote of Security holders

At the Annual Meeting of Stockholders held on March 8, 1994 the stockholders of the Company elected Messrs. Philip L. Lowe, Joel Moses and Lester C. Thurow to serve as Class I Directors for a term of three years by the following votes:

Nominee               Votes For        Votes Withheld        Broker Non votes
- -------               ---------        --------------        ----------------
Philip L. Lowe       38,574,472           121,861                   -0-
Joel Moses           38,635,757            60,576                   -0-
Lester C. Thurow     38,630,747            65,586                   -0-

The terms of office of Messrs. Morris Chang, John L. Doyle, Jerald G. Fishman, Gordon C. McKeague and Ray Stata continued after the meeting.


Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits - None
    (b) There were no reports on Form 8-K filed for the three months ended January 29, 1994.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                               Analog Devices, Inc.
                                               -----------------------
                                                    (Registrant)



Date:  March 11, 1994                      By: /s/ RAY STATA
                                               -----------------------
                                               Ray Stata
                                               Chairman of the Board and
                                               Chief Executive Officer
                                               (Principal Executive Officer)



Date:  March 11, 1994                       By: /s/ JOSEPH E. MCDONOUGH
                                                -----------------------
                                                Joseph E. McDonough
                                                Vice President-Finance
                                                and Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)