Form 10-Q
period 1994-04-30
ANALOG DEVICES INC
filed 1994-06-10
CIK 6281

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   Form 10-Q
 (Mark One)
   [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended April 30, 1994

                                       OR

   [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
       For the Transition period from_______________ to ________________

                           Commission File No. 1-7819

                              Analog Devices, Inc.
             (Exact name of registrant as specified in its charter)


           Massachusetts                                   04-2348234
   (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                      Identification No.)


     One Technology Way, Norwood, MA                       02062-9106
   (Address of principal executive offices)                (Zip Code)


                                 (617) 329-4700
              (Registrant's telephone number, including area code)
                            ______________________


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES   X   NO

    The number of shares outstanding of each of the issuer's classes of Common Stock as of May 27, 1994 was 49,608,246 shares of Common Stock.

                                     PART I
                             FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(thousands except per share amounts)

                                                        Three Months Ended
                                                        ------------------

                                                   April 30, 1994    May 1, 1993
                                                   --------------    -----------
Net sales                                             $192,027         $162,912

Cost of sales                                           98,508           86,330
                                                      --------         --------

Gross margin                                            93,519           76,582

Operating expenses:
   Research and development                             26,360           23,094
   Selling, marketing, general and
    administrative                                      42,204           38,745
                                                      --------         --------
                                                        68,564           61,839
                                                      --------         --------

Operating income                                        24,955           14,743

Nonoperating expenses (income):
   Interest expense                                      1,829            1,766
   Other                                                  (103)             (36)
                                                      --------         --------
                                                         1,726            1,730
                                                      --------         --------

Income before income taxes                              23,229           13,013

Provision for income taxes                               5,345            2,861
                                                      --------         --------

Net income                                            $ 17,884         $ 10,152
                                                      ========         ========


Shares used to compute earnings per share               51,381           50,498
                                                      ========         ========


Earnings per share of common stock                       $0.35            $0.20
                                                         =====            =====



See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(thousands except per share amounts)

                                                            Six Months Ended
                                                            ----------------

                                                     April 30, 1994     May 1, 1993
                                                     --------------     -----------
Net sales                                               $373,115         $314,215

Cost of sales                                            193,101          165,308
                                                        --------         --------

Gross margin                                             180,014          148,907

Operating expenses:
   Research and development                               50,616           44,846
   Selling, marketing, general and
    administrative                                        83,201           77,416
                                                        --------         --------
                                                         133,817          122,262
                                                        --------         --------

Operating income                                          46,197           26,645

Nonoperating expenses (income):
   Interest expense                                        3,659            3,293
   Other                                                    (131)             179
                                                        --------         --------
                                                           3,528            3,472
                                                        --------         --------

Income before income taxes                                42,669           23,173

Provision for income taxes                                 9,525            4,893
                                                        --------         --------

Net income                                              $ 33,144         $ 18,280
                                                        ========         ========


Shares used to compute earnings per share                 51,175           50,096
                                                        ========         ========


Earnings per share of common stock                         $0.65            $0.36
                                                           =====            =====



See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands except share amounts)


Assets                            April 30, 1994   October 30, 1993   May 1, 1993
                                  --------------   ----------------   -----------
Cash and cash equivalents            $131,317          $ 80,668         $ 54,938
Accounts receivable, net              162,066           145,663          124,672
Inventories:
   Finished goods                      50,087            51,359           50,419
   Work in process                     73,638            80,418           75,758
   Raw materials                       14,276            18,645           25,028
                                     --------          --------         --------
                                      138,001           150,422          151,205
Prepaid income taxes                   23,106            22,207           20,000
Prepaid expenses                        5,612             4,240            4,698
                                     --------          --------         --------
   Total current assets               460,102           403,200          355,513
                                     --------          --------         --------

Property, plant and equipment,
  at cost:
   Land and buildings                  84,173            81,110           80,463
   Machinery and equipment            461,365           451,248          423,914
   Office equipment                    40,892            33,170           30,752
   Leasehold improvements              31,094            26,429           23,187
                                     --------          --------         --------
                                      617,524           591,957          558,316
Less accumulated depreciation
    and amortization                  370,882           343,527          316,148
                                     --------          --------         --------
   Net property, plant and
    equipment                         246,642           248,430          242,168
                                     --------          --------         --------

Intangible assets, net                 20,283            21,306           22,341
Deferred charges and other
  assets                                6,006             5,556            5,218
                                     --------          --------         --------
   Total other assets                  26,289            26,862           27,559
                                     --------          --------         --------
                                     $733,033          $678,492         $625,240
                                     ========          ========         ========


See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands except share amounts)


Liabilities and Stockholders' Equity   April 30, 1994  October 30, 1993  May 1, 1993
                                       --------------  ----------------  -----------
Short-term borrowings and current
  portion of long-term debt                $ 23,108        $  2,006        $  3,256
Obligations under capital leases                348             335             324
Accounts payable                             49,105          48,779          41,866
Deferred income on shipments to
  domestic distributors                      19,769          16,417          13,331
Income taxes payable                         17,346          15,405           3,946
Accrued liabilities                          60,683          49,893          45,678
                                           --------        --------        --------
      Total current liabilities             170,359         132,835         108,401
                                           --------        --------        --------

Long-term debt                               80,000         100,000         100,000
Noncurrent obligations under
  capital leases                                119             297             468
Deferred income taxes                         8,201           8,540          14,000
Other noncurrent liabilities                  5,342           4,802           4,182
                                           --------        --------        --------
      Total noncurrent liabilities           93,662         113,639         118,650
                                           --------        --------        --------

Commitments and Contingencies

Stockholders' equity:
   Preferred stock, $1.00 par value,
    500,000 shares authorized,
    none outstanding                              -               -               -
   Common stock, $.16 2/3 par value,
    150,000,000 shares authorized,
    51,175,331 shares issued
    (50,924,637 in October 1993,
    50,599,899 in May 1993)                   8,529           8,488           8,434
   Capital in excess of par value           146,099         143,502         138,851
   Retained earnings                        320,842         287,698         261,521
   Cumulative translation adjustment          5,781           5,473           5,645
                                           --------        --------        --------
                                            481,251         445,161         414,451
   Less 1,577,703 shares in treasury,
    at cost (1,727,396 in October 1993
    and 2,159,486 in May 1993)               12,239          13,143          16,262
                                           --------        --------        --------
       Total stockholders' equity           469,012         432,018         398,189
                                           --------        --------        --------
                                           $733,033        $678,492        $625,240
                                           ========        ========        ========


See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(thousands)                                               Six Months Ended
                                                          ----------------

                                                    April 30, 1994     May 1, 1993
                                                    --------------     -----------
OPERATIONS
Cash flows from operations:
  Net income                                          $ 33,144          $ 18,280
  Adjustments to reconcile net income
   to net cash provided by operations:
     Depreciation and amortization                      30,550            29,110
     Deferred income taxes                                (385)            1,323
     Other noncash expenses                              1,257             1,274
     Changes in operating assets and liabilities        10,498           (15,564)
                                                      --------          --------
  Total adjustments                                     41,920            16,143
                                                      --------          --------
Net cash provided by operations                         75,064            34,423
                                                      --------          --------

INVESTMENTS
Cash flows from investments:
   Additions to property, plant and equipment,
    net                                                (26,723)          (31,458)
                                                      --------          --------
Net cash used for investments                          (26,723)          (31,458)
                                                      --------          --------

FINANCING ACTIVITIES
Cash flows from financing activities:
   Proceeds from employee stock plans                    1,900             3,088
   Net increase (decrease) in variable
    rate borrowings                                        906           (29,007)
   Payments on capital lease obligations                  (165)             (153)
   Proceeds from issuance of long-term debt                  -            80,000
   Payments on fixed rate borrowings                         -           (20,096)
                                                      --------          --------
Net cash provided by financing activities                2,641            33,832
                                                      --------          --------

Effect of exchange rate changes on cash                   (333)              411
                                                      --------          --------

Net increase in cash and cash equivalents               50,649            37,208
Cash and cash equivalents at beginning of period        80,668            17,730
                                                      --------          --------
Cash and cash equivalents at end of period            $131,317          $ 54,938
                                                      ========          ========

SUPPLEMENTAL INFORMATION
Cash paid during the period for:
   Income taxes                                       $  5,704          $  1,907
                                                      ========          ========
   Interest                                           $  3,573          $  2,935
                                                      ========          ========


See accompanying notes.

Analog Devices, Inc.
Notes to Condensed Consolidated Financial Statements
April 30, 1994




Note 1 - In the opinion of management, the information furnished in the accompanying financial statements reflects all adjustments, consisting only of normal recurring adjustments, which are necessary to a fair statement of the results for this interim period and should be read in conjunction with the most recent Annual Report to Stockholders.

Note 2 - Commitments and Contingencies

The Company is involved in claims as a defendant in various lawsuits including patent infringement and anti-trust matters as previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1993.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Second Quarter of Fiscal 1994 Compared to the Second Quarter of Fiscal 1993

Net sales of $192.0 million for the second quarter of fiscal 1994 grew $29.1 million or 18% from net sales of $162.9 million for the second quarter of 1993. Second quarter sales growth was led by both a significant increase in system-level IC sales volumes coupled with a solid increase in sales of standard linear ICs. Together, sales in these two product groups grew 21% overall compared to the same period last year and accounted for approximately 90% of total worldwide sales in the second quarter of 1994. On a geographic basis, the largest sales gains were experienced in the Pacific Rim and in Japan with sales in Japan aided in part by the translation of local currency sales to a weaker U.S. dollar. Sales to North American customers also increased year-over-year driven in large part by sales through distributors. Sales to Western Europe were essentially flat to the year ago period due to weaker economic conditions.

Gross margin increased to 48.7% of sales from 47.0% in the second quarter of 1993. This increase resulted principally from continued improvement in gross margin for system-level IC products as variable manufacturing costs declined and fixed costs were spread over a larger revenue base. Gross margin on all integrated circuit products, which include both standard linear ICs as well as system-level ICs, exceeded 50% of sales.

R&D expenses for the second quarter of 1994 grew $3.3 million over the same quarter last year but as a percentage of sales declined to 13.7% compared to 14.2% in the second quarter of 1993. R&D spending is expected to increase slightly during the balance of fiscal 1994 as the Company continues to invest in computer and communications products. Selling, marketing, general and administrative (SMG&A) expense growth was held to 8.9% compared to the second quarter of 1993 as the Company continued to constrain spending growth to a rate significantly below sales growth. As a result, the SMG&A-to-sales ratio decreased to 22.0% from 23.8% in the second quarter of 1993. The 8.9% or $3.5 million increase in SMG&A expenses primarily reflected increased strategic advertising and marketing expenses and increased incentive expense associated with the Company's improved performance. In total, operating expenses were reduced to 35.7% of sales, down from 38.0% one year ago, in line with the Company's focus on growing revenues more rapidly than expenses. A key factor in controlling operating expenses has been holding worldwide employment virtually flat at approximately 5,400 employees, despite continuing sales growth.

As a result of the improvement in gross margin coupled with a slower rate of expense growth versus sales, operating profit strengthened from 9.0% of sales in 1993's second quarter to 13.0% in the second quarter of 1994.

Interest expense was essentially unchanged at $1.8 million for both the second quarter of 1993 and 1994. Interest expense net of interest income was reduced to $898,000 from $1.5 million one year ago due to increased interest income earned on a significantly higher level of invested cash.

The effective income tax rate increased slightly from 22% for the year ago quarter to 23% for the second quarter of 1994 due to a shift in the mix of worldwide profits.

The growth in sales and performance gains in gross margin and operating expenses as a percent of sales led to the generation of net income of $17.9 million or $0.35 per share, up 76% from $10.2 million or $0.20 per share compared to the year-earlier period.


Second Quarter of Fiscal 1994 Compared to the First Quarter of Fiscal 1994

Net sales rose from $181.1 million for the first quarter of 1994 to $192.0 million for the second quarter of 1994, an increase of $10.9 million or 6%. The sales increase resulted primarily from increased revenues of standard linear ICs. Sales demand was greatest in Europe, which recovered from a weak first quarter, and in North America. Sales in Japan also improved from first quarter levels with a weaker average dollar exchange rate contributing to some of this increase.

Gross margin improved from the previous quarter's 47.8% of sales to 48.7% in the second quarter due primarily to higher gross margins in system-level IC products as well as a greater mix of higher-margin standard linear IC products.

R&D expenses for the second quarter rose $2.1 million to 13.7% of sales from 13.4% of sales for the first quarter. The quarter-to- quarter increase in R&D spending reflected increased funding of initiatives in communications and computer products and an expansion in scope of development work in micromachined accelerometers. SMG&A expenses increased by $1.2 million or 2.9% from the first quarter but as a percentage of sales decreased to 22.0% versus 22.6% in the prior quarter.

The improved gross margin and further reduction in operating expenses as a percent of sales generated a sequential gain in operating income of 17% with operating income reaching 13.0% of sales compared to 11.7% in the previous quarter.

Interest expense at $1.8 million was flat to the first quarter while interest expense net of interest income decreased to $898,000 compared to $1.2 million in the prior quarter due to a higher level of invested cash. The effective tax rate increased to 23.0% compared to a 21.5% effective rate in the first quarter reflecting a shift in the mix of worldwide profits to higher tax rate jurisdictions.

The Company recorded net income of $17.9 million or $0.35 per share compared to $15.3 million or $0.30 per share for the first quarter of 1994.


First Six Months of 1994 Compared to the First Six Months of 1993

Net sales of $373.1 million increased $58.9 million or approximately 19% from the same period of 1993. The sales increase was due both to growth in sales of system-level ICs and standard linear IC products. Sales of system-level IC products were strongest in the Pacific Rim while the largest sales gains for standard products were made through North American distributors. Sales to customers in Japan also increased over the year ago period in part aided by currency. Sales to Europe were flat compared to the first six months of 1993 due to weakened economic conditions, in particular during the first quarter of 1994.

Gross margin improved to 48.2% of sales for the first half of 1994 compared to 47.4% for the first half of 1993 as gross margins for standard products remained at a high level and progress continued to be made in improving gross margins for system-level ICs.

Total operating expenses as a percentage of sales were reduced three percentage points to 35.9% consistent with the Company's continuing commitment to maintaining tight control over all costs in order to gain good operating leverage on increased revenues.

Given the increased sales and improved operating performance, operating income of $46.2 million or 12.4% of sales for the first six months of 1994 was significantly higher than the $26.6 million or 8.5% of sales for the first six months of 1993.

Net interest expense decreased to $2.1 million for the first half of 1994 compared to $2.8 million for the comparable period of 1993 due to increased interest income on higher invested cash balances. The effective tax rate increased to 22.3% from the year ago period due to a change in the mix of worldwide income.


Liquidity and Capital Resources

As of April 30, 1994, cash and cash equivalents were $131.3 million, an increase of $50.6 million and $76.4 million from the end of the fourth and second quarters of 1993, respectively. Cash and cash equivalents also increased $37.0 million over the first quarter of 1994. The increase in cash and cash equivalents compared to all of these periods was due principally to a substantial improvement in cash provided from operations.

For the first half of 1994, the Company generated cash flow from operations of $75.1 million or 20.1% of sales compared to $34.4 million or 11.0% of sales for the comparable period of 1993. Cash flow from operations generated for the second quarter of 1994 was $53.7 million or 28.0% of sales versus $21.3 million or 11.8% of sales for the prior quarter and $26.3 million or 16.2% of sales for the second quarter of 1993. The increase in operating cash flows compared to the year-earlier periods primarily reflected higher net income combined with a reduction in inventories and an increase in accrued liabilities. The increase in cash flow from operations compared to the first quarter of 1994 was mainly attributable to a large increase in accrued liabilities.

Accounts receivable of $162.1 million increased $16.4 million or 11.3% from the end of fiscal 1993 and $37.4 million or 30% from the end of the second quarter of 1993. The primary factors contributing to the six month and year-over-year increases were higher sales levels, a greater mix of sales outside the U.S. where payment terms are longer and a significant increase in receivables from the Company's domestic distributors due to the Company's decision in the fourth quarter of 1993 to eliminate prompt payment discounts previously offered to domestic distributors which altered the distributor payment cycle. Accounts receivable also rose $11.0 million or 7.3% from the first quarter of 1994 due to the increase in sales, an increase in receivables from the Company's domestic distributors and the translation of yen-denominated receivables to a weaker U.S. dollar.

The increase in accrued liabilities over the fourth and second quarters of 1993 was principally attributable to an increased level of employee compensation, incentive and benefit accruals at the end of the second quarter of 1994. The increase in accrued liabilities from the end of the prior quarter reflected both increased incentive accruals and increased salary accruals due to timing of payment relative to the end of the second quarter.

Cash flow from operations for both the second quarter and first six months of 1994 was used largely to fund capital expenditures of $16.7 million and $26.7 million, respectively. Additions to property, plant and equipment for fiscal 1994 are currently estimated to be $90 million and are expected to be financed with existing cash and cash equivalents combined with internally generated cash
from operations.   During the second quarter, the Company announced plans to
expand its existing Limerick, Ireland facilities to include 6-inch submicron wafer fabrication capability intended primarily to meet the Company's requirements for advanced BiCMOS technology not available through external foundries. The expanded facility is also intended to provide backup capability for the fabrication of a portion of the Company's CMOS wafers that are currently being outsourced. The current capital expense budget for this expansion through the end of fiscal 1996 is less than $100 million. The Company's preliminary capital spending budget for fiscal 1995 calls for approximately $125 million, including capital expenditures associated with the Limerick facility wafer fabrication expansion. Fiscal 1995 capital expenditures are currently expected to be financed with cash and cash equivalents on hand together with internally generated cash flow from operations.

The Company believes that its strong financial condition, existing sources of liquidity, available capital resources and cash expected to be generated from operations leave it well positioned to obtain the funds required to meet its current and future business requirements.

                          PART II - OTHER INFORMATION
                              ANALOG DEVICES, INC.


Item 6.  Exhibits and reports on Form 8-K

    (a)  See Exhibit Index
    (b) There were no reports on Form 8-K filed for the three months ended April 30, 1994.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           Analog Devices, Inc.
                                           -------------------
                                               (Registrant)



Date:  June 10, 1994               By: /s/ Ray Stata
                                           ----------------------------
                                           Ray Stata
                                           Chairman of the Board and
                                           Chief Executive Officer
                                           (Principal Executive Officer)



Date:  June 10, 1994               By: /s/ Joseph E. McDonough
                                           ----------------------------
                                           Joseph E. McDonough
                                           Vice President-Finance and Chief
                                           Financial Officer (Principal
                                           Financial and Accounting
                                           Officer)

                                 EXHIBIT INDEX
                              Analog Devices, Inc.



Item

10 (a) Guaranty dated as of May 1, 1994 between Analog Devices, Inc. and Metropolitan Life Insurance Company relating to the premises at 3 Technology Way, Norwood, Massachusetts.

10 (b) Letter Agreement dated as of May 18, 1994 between Analog Devices, Inc. and Metropolitan Life Insurance Company relating to the premises at 3 Technology Way, Norwood, Massachusetts.