Form 10-Q
period 1994-07-30
ANALOG DEVICES INC
filed 1994-09-13
CIK 6281

        S E C U R I T I E S  A N D  E X C H A N G E  C O M M I S S I O N

                            WASHINGTON, D.C.  20549

                                   Form 10-Q

(Mark One)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended July 30, 1994

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

                                ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO


The number of shares outstanding of each of the issuer's classes of Common Stock as of August 31, 1994 was 50,083,606 shares of Common Stock.

                                  PART I
                           FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(thousands except per share amounts)

                                                Three Months Ended
                                                ------------------

                                        July 30, 1994       July 31, 1993
                                        -------------       -------------
Net sales                                    $197,058            $173,104

Cost of sales                                  99,890              91,378
                                             --------            --------
Gross margin                                   97,168              81,726

Operating expenses:
   Research and development                    27,205              24,307
   Selling, marketing, general and
     administrative                            43,333              40,184
                                             --------            --------
                                               70,538              64,491
                                             --------            --------

Operating income                               26,630              17,235

Nonoperating expenses (income):
   Interest expense                             1,796               2,005
   Other                                         (891)                (31)
                                             --------            --------
                                                  905               1,974
                                             --------            --------

Income before income taxes                     25,725              15,261

Provision for income taxes                      6,046               3,099
                                             --------            --------

Net income                                   $ 19,679            $ 12,162
                                             ========            ========
Shares used to compute earnings
   per share                                   51,657              50,847
                                             ========            ========

Earnings per share of common stock           $   0.38            $   0.24
                                             ========            ========

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)(thousands except per share amounts)

                                                                  Nine Months Ended
                                                           July  30, 1994     July 31, 1993
                                                           --------------     -------------
Net sales                                                        $570,173         $487,319

Cost of sales                                                     292,991          256,686
                                                                 --------         --------

Gross margin                                                      277,182          230,633

Operating expenses:
   Research and development                                        77,821           69,153
   Selling, marketing, general and
    administrative                                                126,534          117,600
                                                                 --------         --------
                                                                  204,355          186,753

Operating income                                                   72,827           43,880

Nonoperating expenses (income):
  Interest expense                                                  5,455            5,298
  Other                                                            (1,022)             148
                                                                 --------         --------
                                                                    4,433            5,446
                                                                 --------         --------

Income before income taxes                                         68,394           38,434

Provision for income taxes                                         15,571            7,992
                                                                 --------         --------

Net income                                                       $ 52,823         $ 30,442
                                                                 ========         ========

Shares used to compute earnings per share                          51,336           50,328
                                                                 ========         ========

Earnings per share of common stock                               $   1.03         $   0.60
                                                                 ========         ========

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)(thousands except share amounts)

Assets                              July 30, 1994   October 30, 1993   July 31, 1993
                                    -------------   ----------------   -------------
Cash and cash equivalents                $121,336          $ 80,668         $ 61,231
Short-term investments                     36,424                 -                -
Accounts receivable less allowances
  of $6,618 ($2,395 in October 1993
  and $2,480 in July 1993)                154,316           145,663          126,229

Inventories:
   Finished goods                          47,854            51,359           50,379
   Work in process                         70,346            80,418           79,122
   Raw materials                           15,870            18,645           22,915
                                         --------          --------         --------
                                          134,070           150,422          152,416
Prepaid income taxes                       23,455            22,207           20,000
Prepaid expenses                            6,071             4,240            3,628
                                         --------          --------         --------
   Total current assets                   475,672           403,200          363,504
                                         --------          --------         --------
Property, plant and equipment,
 at cost:
   Land and buildings                      87,790            81,110           81,567
   Machinery and equipment                461,177           451,248          438,615
   Office equipment                        37,039            33,170           32,086
   Leasehold improvements                  32,010            26,429           23,916
                                         --------          --------         --------
                                          618,016           591,957          576,184
Less accumulated depreciation
 and amortization                         370,105           343,527          330,071
                                         --------          --------         --------
   Net property, plant and
     equipment                            247,911           248,430          246,113
                                         --------          --------         --------

Intangible assets, net                     19,770            21,306           21,819
Deferred charges and other
  assets                                    8,779             5,556            5,286
                                         --------          --------         --------
   Total other assets                      28,549            26,862           27,105
                                         --------          --------         --------
                                         $752,132          $678,492         $636,722
                                         ========          ========         ========

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)(thousands except share amounts)

Liabilities and Stockholders' Equity       July 30, 1994      October 30, 1993      July 31, 1993
                                           -------------      ----------------      -------------
Short-term borrowings and current
  portion of long-term debt                     $ 22,246               $ 2,006          $  1,932
Obligations under capital leases                     307                   335               330
Accounts payable                                  52,176                48,779            42,549
Deferred income on shipments to
   domestic distributors                          19,598                16,417            12,496
Income taxes payable                              19,207                15,405             5,803
Accrued liabilities                               49,340                49,893            38,214
                                                --------              --------          --------
     Total current liabilities                   162,874               132,835           101,324
                                                --------              --------          --------

Long-term debt                                    80,000               100,000           100,000
Noncurrent obligations under
   capital leases                                     75                   297               383
Deferred income taxes                              8,000                 8,540            14,000
Other noncurrent liabilities                       4,647                 4,802             4,339
                                                --------              --------          --------
      Total noncurrent liabilities                92,722               113,639           118,722
                                                --------              --------          --------

Commitments and Contingencies

Stockholders' equity:
   Preferred stock, $1.00 par value,
    500,000 shares authorized,
    none outstanding                                   -                     -                -

  Common stock, $.16 2/3 par value,
    150,000,000 shares authorized,
    51,287,792 shares issued
    (50,924,637 in October 1993,
    50,746,609 in July 1993)                       8,548                 8,488            8,458
    Capital in excess of par value               151,336               143,502          141,280
    Retained earnings                            340,521               287,698          273,683
    Cumulative translation adjustment              5,763                 5,473            5,874
                                                --------              --------         --------
                                                 506,168               445,161          429,295

   Less 1,231,610 shares in treasury,
    at cost (1,727,396 in October 1993
    and 1,688,530 in July 1993)                    9,632                13,143           12,619
                                                --------              --------         --------
       Total stockholders' equity                496,536               432,018          416,676
                                                --------              --------         --------
                                                $752,132              $678,492         $636,722
                                                ========              ========         ========

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(thousands)

                                                          Nine Months Ended
                                                          -----------------

                                                   July 30, 1994        July 31, 1993
                                                   -------------        -------------
OPERATIONS
Cash flows from operations:
  Net income                                           $ 52,823             $ 30,442
  Adjustments to reconcile net income
   to net cash provided by operations:
     Depreciation and amortization                       46,068               43,939
     Deferred income taxes                                 (595)               1,316
     Other noncash expenses                               2,052                2,206
     Changes in operating assets and liabilities         11,686              (24,641)
                                                       --------             --------
 Total adjustments                                       59,211               22,820
                                                       --------             --------
Net cash provided by operations                         112,034               53,262
                                                       --------             --------

INVESTMENTS
Cash flows from investments:
   Additions to property, plant and equipment, net      (42,783)             (49,007)
   Purchase of short-term investments                   (36,424)                   -
                                                       --------             --------
Net cash used for investments                           (79,207)             (49,007)
                                                       --------             --------

FINANCING ACTIVITIES
Cash flows from financing activities:
   Proceeds from employee stock plans                     8,987                8,602
   Payments on capital lease obligations                   (250)                (232)
   Net (decrease) in variable rate borrowings               (66)             (30,027)
   Proceeds from issuance of long-term debt                   -               80,000
   Payments on fixed rate borrowings                          -              (20,146)
                                                       --------             --------
Net cash provided by financing activities                 8,671               38,197
                                                       --------             --------
Effect of exchange rate changes on cash                    (830)               1,049
                                                       --------             --------
Net increase in cash and cash equivalents                40,668               43,501
Cash and cash equivalents at beginning of period         80,668               17,730
                                                       --------             --------
Cash and cash equivalents at end of period             $121,336             $ 61,231
                                                       ========             ========

SUPPLEMENTAL INFORMATION
Cash paid during the period for:
   Income taxes                                        $ 10,127             $  2,905
                                                       ========             ========
   Interest                                            $  3,973             $  3,751
                                                       ========             ========

See accompanying notes.

Analog Devices, Inc.
Notes to Condensed Consolidated Financial Statements
July 30, 1994




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

The lawsuit brought by Crystal Semiconductor Corporation ("Crystal") against the Company on November 12, 1992 in the United States District Court for the Western District of Texas (Austin Division) for patent infringement (as previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1993 and Quarterly Reports for the quarters ending January 29 and April 30, 1994) has been dismissed. Crystal and the Company have executed a definitive agreement providing a cross-license of technology between the Company and Crystal and the payment of related license fees for technology to be used pursuant to the agreement. The Company does not believe that compliance with the terms of this licensing agreement will have a material adverse effect on the Company's financial position or overall trends in its results of operations.

In the lawsuit brought by Maxim Integrated Products, Inc. ("Maxim") on November 11, 1992 in the United States District Court for the Northern District of California for antitrust and related business tort claims, the court granted the Company's motion for summary judgment on September 7, 1994. The court determined that there were no material factual issues existing and that as a matter of law Maxim was not entitled to relief as to any of the claims asserted. Maxim has a 30-day period to appeal the summary judgment granted by the District Court.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Third Quarter of Fiscal 1994 Compared to the Third Quarter of Fiscal 1993

Net sales of $197.1 million for the third quarter of fiscal 1994 grew $24.0 million or 14% from net sales of $173.1 million for the third quarter of fiscal 1993. Third quarter sales growth was attributable to an increase in sales volumes of both standard linear and system-level IC products which together grew 16% year-over-year and accounted for 90% of sales. Broad demand for standard linear ICs continued strong during the third quarter driven by increased penetration of the distribution channel. System-level ICs also experienced strong growth compared to the same quarter last year. Geographically, the strongest demand growth occurred in the North American distributor channel for which sales rose approximately 38% over the third quarter of 1993. Sales to international customers were strongest in Japan, aided in part by a weaker dollar, followed by Southeast Asia. European sales were down slightly from the year ago period due to weaker economic conditions.

Gross margin improved to 49.3% of sales from 47.2% in the third quarter of 1993. This increased resulted principally from continued improvement in gross margins of system-level IC products year-over-year as further volume efficiencies were realized in this product area. Gross margins in the Company's standard linear IC business remained at a high level while overall gross margin on all IC products was over 50%, up from the same quarter last year. R&D expense for the third quarter of 1994 grew $2.9 million over the same quarter last year but as a percentage of sales was relatively stable at 13.8% compared to 14.0% last year. R&D spending is expected to increase slightly during the balance of fiscal 1994 as the Company maintains its commitment to product development in the PC, communications and automotive markets. The ratio of R&D to sales is expected to be held at approximately 14% for the balance of the year. Selling, marketing, general and administrative (SMG&A) expenses grew 7.8% in absolute dollars compared to the third quarter of 1993, increasing at a lower rate than sales year-over-year. As a result, SMG&A as a percentage of sales decreased to 22.0% from 23.2% in the third quarter of 1993. The 7.8% or $3.1 million increase in SMG&A expenses resulted mostly from increased marketing expenses associated with many new product launches and additional incentive expense. In total, operating expenses declined to 35.8% of sales, down from 37.3% one year ago, in line with the Company's focus on maintaining operating expense growth below that of sales.

Operating income of $26.6 million or 13.5% of sales was 55% higher than the $17.2 million or 10.0% of sales for the year-earlier period. This performance gain reflected the higher sales level, improvement in gross margin as a percent of sales and reduction in the operating expense to sales ratio.

Nonoperating expenses were reduced significantly from $2.0 million for the third quarter of 1993 to $905,000 for the third quarter of 1994 as net interest expense declined from $1.6 million to $261,000 over the same period in response to increased cash balances.

The effective income tax rate rose from 20.3% for the third quarter a year ago to 23.5% for the third quarter of 1994 due to a shift in the mix of worldwide profits to higher tax rate jurisdictions. The Company expects the effective tax rate to migrate upwards due to anticipated earnings growth in higher tax rate jurisdictions including the U.S.

The growth in sales, improved operating performance and lower nonoperating expenses led to the generation of net income of $19.7 million or $0.38 per share, up 62% from $12.2 million or $0.24 per share compared to the year-earlier period.

Third Quarter of Fiscal 1994 Compared to the Second Quarter of Fiscal
1994

Net sales increased from $192.0 million for the second quarter of 1994 to $197.1 million for the third quarter of 1994, an increase of $5.0 million or approximately 3%. The sales increase resulted from continued rising demand for system-level ICs used in application-specific computer products as well as continuing strength in standard linear products. Sales of system-level ICs were particularly strong in Southeast Asia for high-performance hard disk drives. Growth in sales of standard linear IC products was fueled largely by revenue increases in Japan and also in the distributor channel in North America with sales to end customers through North American distribution increasing again sequentially during a typically seasonally slow period.

Gross margin widened from 48.7% in the second quarter of 1994 to 49.3% in the third quarter driven primarily by a greater mix of higher-margin, standard linear IC sales.

R&D expense for the third quarter rose $845,000 or 3.2% from the prior quarter as the Company continued funding of its initiatives in communications and computer products and expanded the scope of development work in micromachined accelerometers. R&D expense as a percentage of sales remained relatively flat at 13.8% compared to the second quarter's 13.7%, reflecting efforts to target R&D expenditures for the most promising strategic opportunities. SMG&A expenses increased by $1.1 million or 2.7% from the second quarter and as a percentage of sales remained at 22.0%.

Operating income for the third quarter improved to 13.5% of sales from 13.0% in the second quarter due primarily to another sequential improvement in gross margin as a percent of sales. This performance, which was aided by continuing tight control over operating expenses, together with a decrease in net interest expense associated with a rise in cash balances, resulted in net income rising to $19.7 million or 10.0% of sales from $17.9 million or 9.3% for the immediately preceding quarter.

First Nine Months of Fiscal 1994 Compared to the First Nine Months of
Fiscal 1993

Net sales of $570.2 million increased $82.9 million or approximately 17% from the same period of 1993. The sales increase was due to growth in sales volumes of both system-level ICs and standard linear IC products. Sales of system-level IC products were strongest in Southeast Asia while the largest sales gains for standard products were made through North American distributors and to customers in Japan with sales in Japan aided in part by a weaker average dollar exchange rate. Sales in Europe were essentially flat compared to the first nine months of 1993 due to weakness in European industrial economies.

Gross margin improved to 48.6% of sales for the first nine months of 1994 compared to 47.3% for the first nine months of 1993. This increase resulted principally from improvement in gross margin for system-level IC products as variable manufacturing costs declined and fixed costs were spread over a larger revenue base. Gross margin on all IC products, which include both standard linear and system-level ICs, exceeded 50% of sales.

R&D expense increased 12.5% over the prior year but as a percentage of sales decreased to 13.6%, down from 14.2% in 1993. The growth of SMG&A expense was held to 7.6%, increasing at a much lower rate than sales. As a result, the SMG&A to sales ratio was reduced to 22.2% from 24.1% for the comparable period of 1993. Total operating expenses as a percentage of sales were reduced from 38.3% one year ago to 35.8% consistent with the Company's commitment to maintaining tight control over all costs in order to gain good operating leverage on increased revenues. A key factor in controlling operating expenses has been holding worldwide employment virtually flat at approximately 5,400 employees, despite continuing sales growth.

Operating income of $72.8 million or 12.8% of sales for the first nine months of 1994 was significantly higher than the $43.9 million or 9.0% of sales for the same period in 1993 reflecting increased sales, gross margin improvement and expense control.

Nonoperating expenses decreased $1.0 million, benefiting from increased interest income on a higher level of invested cash. The effective income tax rate increased to 22.8% from 20.8% for the year ago period due to a change in the mix of worldwide income.

Net income rose 73.5% to $52.8 million or 9.3% of sales compared to $30.4 million or 6.2% for the first nine months of 1993. Earnings per share improved to $1.03 from $0.60 for the year-earlier period.

Liquidity and Capital Resources

At July 30, 1994, cash and cash equivalents and short-term investments totaled $157.8 million, an increase of $77.1 million and $96.5 million from the end of the fourth and third quarters of 1993, respectively. Cash and cash equivalents and short-term investments also increased $26.4 million over the second quarter of 1994. The increase in cash and cash equivalents and short-term investments compared to the fourth and third quarters of 1993 was due principally to a substantial improvement in cash provided from operations. The increase over the second quarter of 1994 reflected continued generation of operating cash flows in addition to cash generated from the issuance of shares under the Company's employee stock purchase plan. During the third quarter of 1994, the Company invested $36.4 million of excess cash in short-term investments including commercial paper and certificates of deposit with maturities greater than three months and less than one year.

For the first nine months of fiscal 1994, the Company generated cash flow from operations of $112.0 million or 19.6% of sales compared to $53.3 million or 10.9% of sales for the comparable period of 1993. Cash flow from operations generated for the third quarter of 1994 was $37.0 million or 18.8% of sales versus $53.7 million or 28.0% of sales for the prior quarter and $18.8 million or 10.9% of sales for the third quarter of 1993. The increase in operating cash flows compared to the first nine months of 1993 primarily reflected higher net income coupled with a reduction in inventories. The increase in operating cash flows compared to the third quarter of 1993 was due principally to increased net income together with a reduction in accounts receivable. The decrease in cash flow from operations compared to the second quarter of 1994 was mainly attributable to a large decrease in accrued liabilities which was offset in part by a decline in accounts receivable.

Accounts receivable of $154.3 million increased $8.7 million or 5.9% from the end of the fourth quarter of 1993 and $28.1 million or 22.3% from the end of the third quarter of 1993. The primary factors contributing to the nine-month and year-over-year increases were higher sales levels and a greater mix of sales outside the U.S. to regions where standard payment terms are longer. Also contributing to the increase compared to the third quarter of 1993 was a significant increase in receivables from the Company's domestic distributors due to the Company's decision in the fourth quarter of 1993 to eliminate prompt payment discounts previously offered to domestic distributors which altered the distributor payment cycle. Accounts receivable declined $7.8 million or 4.8% from the second quarter of 1994 and as a percent of annualized quarterly sales was reduced to 19.6% versus 21.1% in the prior quarter. This decrease represented improved collection of receivables.

The increase in accrued liabilities over the third quarter of 1993 was attributable to an increased level of employee compensation, incentive and benefit accruals at the end of the third quarter of 1994.

Cash flow from operations for both the third quarter and first nine months of 1994 was used largely to fund capital expenditures of $16.1 million and $42.8 million, respectively. Additions to property, plant and equipment for the fourth quarter of 1994 through the end of the fourth quarter of fiscal 1995 are currently expected to be $150 million, including capital expenditures associated with the Limerick, Ireland wafer fabrication expansion discussed in the Company's Management Discussion and Analysis of Financial Condition and Results of Operations contained in Form 10-Q for the fiscal quarter ended April 30, 1994. Capital expenditures for the fourth quarter of fiscal 1994 and for all of fiscal 1995 are currently expected to be financed with cash, cash equivalents and short-term investments on hand together with internally generated cash flow from operations.

At July 30, 1994, substantially all of the Company's lines of credit were unused, including its three-year $80 million credit facility. In the first quarter of 1995, the Company's 7.18%, $20.0 million loan will mature. Upon maturity, this loan will be repaid in full with cash and cash equivalents on hand.

The Company believes that its strong financial condition, existing sources of liquidity, available capital resources and cash expected to be generated from operations leave it well positioned to obtain the funds required to meet its current and future business requirements.

                          PART II - OTHER INFORMATION
                              ANALOG DEVICES, INC.

Item 2.  Legal Proceedings

The Company is involved in claims as a defendant in various lawsuits including patent infringement and anti-trust matters as previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1993.

The lawsuit brought by Crystal Semiconductor Corporation ("Crystal") against the Company on November 12, 1992 in the United States District Court for the Western District of Texas (Austin Division) for patent infringement (as previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1993 and Quarterly Reports for the quarters ending January 29 and April 30, 1994) has been dismissed. Crystal and the Company have executed a definitive agreement providing a cross-license of technology between the Company and Crystal and the payment of related license fees for technology to be used pursuant to the agreement. The Company does not believe that compliance with the terms of this licensing agreement will have a material adverse effect on the Company's financial position or overall trends in its results of operations.

In the lawsuit brought by Maxim Integrated Products, Inc. ("Maxim") on November 11, 1992 in the United States District Court for the Northern District of California for antitrust and related business tort claims, the court granted the Company's motion for summary judgment on September 7, 1994. The court determined that there were no material factual issues existing and that as a matter of law Maxim was not entitled to relief as to any of the claims asserted. Maxim has a 30-day period to appeal the summary judgment granted by the District Court.

Item 6.  Exhibits and reports on Form 8-K

    (a)  Exhibits - None
    (b) There were no reports on Form 8-K filed for the three months ended July 30, 1994.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              Analog Devices, Inc.
                                              --------------------
                                                 (Registrant)


Date:  September 12, 1994               By:/s/ Ray Stata
                                              --------------------
                                               Ray Stata
                                               Chairman of the Board and
                                               Chief Executive Officer
                                               (Principal Executive Officer)

Date:  September 12, 1994               By:/s/ Joseph E. McDonough
                                              ---------------------
                                               Joseph E. McDonough
                                               Vice President-Finance
                                               and Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)