Form 10-K
period 1994-10-29
ANALOG DEVICES INC
filed 1995-01-24
CIK 6281

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-K
 (MARK ONE)
   [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED OCTOBER 29, 1994
                                      OR
   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

                              ------------------

         SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT:

COMMON STOCK $.16 2/3 PAR VALUE                     NEW YORK STOCK EXCHANGE
  Title of Each Class                             Name of Each Exchange on
                                                      Which Registered

         SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:

                                     NONE

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  [   ]

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES  X   NO

    The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,695,071,277 based on the closing price of the Common Stock on the New York Stock Exchange Composite Tape reporting system on December 30, 1994.

    Indicate the number of shares outstanding of each class of Common Stock:
75,383,933 shares of $.16 2/3 par value Common Stock as of December 30, 1994.

                     DOCUMENTS INCORPORATED BY REFERENCE
                   DOCUMENT DESCRIPTION                                 10-K PART
                  --------------------                                  ---------
Portions of the Registrant's Proxy Statement for the Annual
   Meeting of Stockholders to be held March 14, 1995 ................   III

================================================================================

                                     PART I

ITEM 1.    BUSINESS

Analog Devices, Inc. ("Analog" or the "Company") designs, manufactures and markets a broad line of high-performance linear, mixed-signal and digital integrated circuits ("ICs") that address a wide range of real-world signal processing applications. The Company's principal products include special-purpose linear and mixed-signal ICs ("SPLICs"), digital signal processing ICs ("DSP ICs") and general-purpose, standard-function linear and mixed-signal ICs ("SLICs"). The Company also manufactures and markets devices using assembled product technology, the largest portion of which are hybrid ICs, which combine unpackaged IC chips and other chip-level components in a single package.

Nearly all of the Company's products are components, which are typically incorporated by original equipment manufacturers (OEMs) in a wide range of equipment and systems for use in computer, telecommunication, industrial, instrumentation, military/aerospace and high-performance consumer electronics applications. The Company sells its products worldwide; approximately 44% of the Company's fiscal 1994 net sales were made to customers in North America, while most of the balance was to customers in Western Europe and the Far East.

INDUSTRY OVERVIEW

Real-world phenomena, such as temperature, pressure, sound, images, speed, acceleration, position and rotation angle, are inherently analog in nature, consisting of continuously varying information. This information can be detected and measured using analog sensors, which represent real-world phenomena by generating continuously varying voltages and currents. The signals from these sensors are initially processed using analog methods, e.g., amplification, filtering and shaping. They are then usually converted to digital form for input to a microprocessor, which is used to manipulate, store or display the information. In many cases the signals are further processed after conversion to digital form using a technology called "digital signal processing." In addition, digital signals are frequently converted to analog form to provide signals for analog display, sound, or control functions. These manipulations and transformations are collectively known as "real-world signal processing."

Significant advances in semiconductor technology over the past ten to fifteen years have led to substantial increases in the performance and functionality of ICs used for signal processing applications. Key among these advances is the ability to create VLSI (Very Large Scale Integration) mixed-signal ICs that contain both high-performance analog circuitry and large amounts of high-density digital circuitry. The analog circuitry portion of the IC is used for manipulating real-world signals while still in analog form and for converting analog signals into digital form (or vice versa), and the digital portion is used for further processing analog signals subsequent to their conversion to digital form. The ICs resulting from these advances are used as components in equipment and systems to achieve more effective interaction with natural phenomena and the human senses.

TRENDS IN THE COMPANY'S BUSINESS

Analog has long been a leader in the development, production and marketing of linear and mixed-signal ICs, particularly technology-driven, high-performance, general-purpose, standard-function ICs (or SLICs). Building on its core technical competencies, Analog believes that it is a leading worldwide supplier of data converters and operational amplifiers and that data converters and operational amplifiers collectively account for approximately half of the semiconductor industry's total SLIC sales. SLICs are sold to a very large customer base for a wide variety of applications. Early markets for these products were primarily manufacturers of equipment and systems for the industrial, instrumentation and military/aerospace markets, and these markets still account for a significant part of the Company's business.

As linear IC technology has evolved within the industry, it has been employed to develop market-driven, special-purpose linear and mixed-signal ICs (or SPLICs) tailored to specific high-volume applications. Early-generation SPLICs were generally low-performance devices for applications in automotive, computer, consumer and certain communications applications. These devices were subject to commodity-like pricing pressures, and the Company therefore chose initially not to compete in this area. However, the emerging demand for the highest levels of performance in many high-volume applications has provided the Company an opportunity to leverage its expertise by diversifying into SPLICs and DSP ICs for selected applications in these market segments. Products for such applications must also have a high level of functionality (i.e., many functions on one chip) to satisfy OEMs' requirements for low cost per function.

Over the past four years, Analog has been engaged in a transition from being primarily a supplier of SLICs (and to a lesser extent, assembled products) serving a very fragmented market to a company whose strategy is to balance its traditionally stable, profitable SLIC business with the growth opportunities available for SPLICs and DSP ICs, which are typically sold in high volume to a relatively small number of customers. Toward this end, the Company has refocused much of its direct sales force and marketing resources on the needs of SPLIC and DSP IC customers and moved a significant portion of its traditional SLIC business into the distribution sales channel to better serve the fragmented customer base characteristic of the instrumentation, industrial and military/aerospace markets.

PRINCIPAL PRODUCTS

The Company operates predominantly in one industry segment: the design, manufacture and marketing of a broad line of high-performance linear, mixed-signal and digital integrated circuits that address a wide range of real-world signal processing applications. Analog's products can be divided into three classifications: standard-function linear and mixed-signal ICs (SLICs); special-purpose linear and mixed-signal ICs (SPLICs) and digital signal processing ICs (DSP ICs); and assembled products.

A substantial portion of the Company's products are proprietary (available only from Analog), while equivalents to most of its other products are available from a limited number of other suppliers. Many of the Company's products tend to be less price sensitive than other types of ICs, such as DRAM (Dynamic Random Access Memory) ICs, primarily because there are fewer suppliers and because OEMs, in many cases, after qualifying one manufacturer's high-performance linear or mixed-signal IC for a specific application, are reluctant to switch manufacturers due to the risk of degradation in the performance of their product and/or the effort required to qualify additional suppliers.

The following table sets forth the approximate percentage of revenue attributable to each of the Company's product groups for the past three fiscal years:

                                PRODUCTS                     1994      1993       1992
                                ------------------------------------------------------
                                SLICs                        59%       60%        64%
                                SPLICs and DSP ICs           30        26         18
                                Assembled Products           11        14         18

SLICS

SLICs have been the foundation of the Company's business for more than 20 years, and the Company expects that they will continue to be its core products for much of the 1990s. Analog believes that it is currently one of the world's largest suppliers of SLIC products. The Company's SLIC products are primarily high-performance, single-function devices. The majority of the Company's SLIC revenue is attributable to data converters (analog-to-digital and digital-to-analog) and amplifiers. Other products within this category with significant sales are analog signal-processing devices (such as analog multipliers), voltage references and comparators. The Company is currently expanding its SLIC product offerings in areas where it traditionally has had limited focus, principally interface circuits and power management ICs. It is also expanding its SLIC product line to include a much larger number of products designed to operate from single-supply 3- or 5-volt power sources to better meet the needs of customers designing portable, battery-operated equipment.

Analog's SLIC products tend to be general purpose in nature, which allows customers to incorporate them in a wide variety of equipment and systems. Analog's product portfolio includes several hundred SLICs, any one of which can have as many as several hundred customers. The Company's SLIC customers include both OEMs and customers who build equipment for their own use. Historically, most SLICs have been purchased by OEMs which serve the industrial and military/aerospace markets, but they are now also being used for applications in personal computers (PCs), peripheral equipment used with PCs and computers, and commercial and consumer communications equipment.

Design engineers employed by the Company's OEM customers typically select SLIC products based on information in the Company's catalogs, datasheets and other promotional materials. By using standard, high-performance, readily available, off-the-shelf components in their designs, Analog's customers can reduce the time required to develop and bring new products to market. Given the high cost of developing customized ICs, SLICs usually provide the most cost-effective solutions for low- to medium-volume applications. In addition, combinations of SLICs connected together on a printed circuit board can provide functionality that cannot currently be implemented with a single-chip device.

SPLICS AND DSP ICS

SPLICs and DSP ICs, which are collectively referred to as system-level ICs, are multi-function devices that feature high levels of functional integration on a single chip. Most SPLICs are mixed-signal devices (some of which include DSP capability) and the balance are linear-only devices. SPLICs are almost always designed to the requirements of a specific application, and the design process often includes significant input from one or more potential key customers. Market demand for SPLICs is driven by the benefits that result from using one of these devices rather than a combination of SLICs and other ICs. These benefits include higher performance, lower cost per function, smaller size, lower weight, fewer parts, decreased power consumption, easier design-ins and faster time to market. These benefits are becoming more important to the Company's OEM customers as they increase their focus on high-performance, small, lightweight products, many of which are battery powered. Many of the products they are designing could not be developed without these types of ICs.

The Company's DSP ICs are designed to efficiently execute specialized programs (algorithms) associated with processing real-time, real-world data. The Company's fixed-point and floating-point DSP ICs share a common architecture and code compatibility, which allows system designers to make cost, performance and time-to-market trade-offs. By reducing the manufacturing cost of its fixed-point DSP ICs, the Company has been able to reduce the selling prices of these devices, which has made it possible to incorporate them in mass-market products such as PCs and modems. Analog's DSP ICs are supported with specialized applications and easy-to-use, low-cost design tools, which reduce product development cost and time to market. The Company's DSP IC revenue growth has been aided by the availability of analog and mixed-signal "front-end" ICs such as data converters from the Company.

The Company's DSP IC revenues are derived from both digital-only devices and mixed-signal ICs that include a DSP core along with data conversion and analog signal processing circuitry. Demand for system-level ICs that incorporate both DSP functionality and sophisticated mixed-signal capability is expected to increase as customers continue to demand as much functionality as possible from a single chip.

ASSEMBLED PRODUCTS

The Company's assembled products consist primarily of hybrid products (devices with several IC chips mounted and wired together on a substrate) and modules (ICs and other components soldered to a small printed circuit board, which is mounted inside a small plastic case). These are primarily older products, which include devices such as amplifiers and data converters used in data acquisition applications. Revenue from this product group began declining in fiscal 1989, due in part to the deliberate obsolescence of certain products (in conjunction with a manufacturing consolidation program implemented by the Company) and their replacement with newer- generation ICs from the Company. Assembled products revenue is expected to continue declining at a moderate rate. However, given the proprietary nature of the majority of the products in this line, the Company expects that these products will continue providing a positive contribution to cash flow and profits.

PRINCIPAL MARKET AND APPLICATIONS

The Company's principal market is comprised of original equipment manufacturers
(OEMs) that incorporate the Company's products in equipment, instruments and systems sold to end users for a wide variety of applications, including computers and computer peripherals; communications equipment; engineering, medical and scientific instruments; industrial automation equipment; military/aerospace equipment; and high-end consumer electronics products. The Company's growth has been aided both by the expansion of the markets represented by these end-use applications and by the increasing use of computer technology in the equipment and systems offered for sale in these markets.

Analog believes that for fiscal 1994 its 20 largest customers accounted for approximately 27% of the Company's net sales. The largest single customer represented less than 5% of net sales. Sales of the Company's products are not highly seasonal.

Listed below are some of the characteristics of each of the Company's major served markets:

INSTRUMENTATION--includes manufacturers of engineering, medical and scientific instruments. These products are usually designed using the highest performance SLICs available, where the end product must be substantially more accurate than the equipment or phenomena it is expected to measure, and where production volumes generally do not warrant custom or application-specific ICs. The Company's products sold into this market usually have long product life cycles.

INDUSTRIAL AUTOMATION--includes data acquisition systems, automatic process control systems, robotics, environmental control systems and automatic test equipment (ATE). These products generally require ICs that offer performance greater than that available from commodity-level ICs, but generally do not have production volumes that warrant custom or application-specific ICs. Combinations of SLICs are therefore usually employed to achieve the necessary functionality (ATE being an exception, where the high level of electronic circuitry required per tester has created opportunities for SPLICs). ICs sold into this market tend to have long product life cycles.

MILITARY/AEROSPACE--includes the military, commercial avionics and space markets, all of which require high-performance ICs that meet rigorous environmental and reliability specifications. Nearly all of the Company's SLICs can be supplied in versions that meet the requirements of MIL-STD-883C, Class B, and many can be supplied to Class S, an even more stringent specification that governs ICs used for spaceflight applications. Most of the Company's products sold into this market are derived from standard commercial grade ICs, although the Company sometimes develops products expressly for military/aerospace applications.

COMPUTERS AND COMPUTER PERIPHERALS--includes high-performance personal computers, workstations and peripheral devices such as hard disk drives. The Company currently supplies a variety of ICs used in this market for functions such as graphic displays; interfaces between PCs and peripherals such as modems and printers; power and battery management; processing analog signals from a hard disk drive's read head and positioning the read head over a hard disk drive platter; and providing enhanced sound input and output capability for business and entertainment applications. This market is characterized by rapidly developing technology.

COMMUNICATIONS--includes data and fax modems, digital cellular telephones and portable, wireless communications equipment. The need for ever higher speed, coupled with more reliable, more bandwidth-efficient communications is creating increasing demand for systems that include both digital and analog signal processing capability. Demand for signal processing ICs for this market is also being driven by the equipment manufacturers' need for components that enable them to develop cost-effective products that feature high performance, small size, low weight and minimal power consumption.

CONSUMER ELECTRONICS--The emergence of high-performance consumer products, such as compact disc players, digital VCRs, digital audio tape equipment and digital camcorders, has led to the need for high-performance SPLICs with a high level of functionality. Although the Company's revenue from this market is not currently significant, the Company expects to supply ICs for sophisticated products used by consumers for computing, communications and entertainment applications, and believes that many of these applications will involve digital signal processing.

In addition to the above markets, Analog is pursuing the automotive market. Although this market has historically been served with low-cost, low-performance ICs, demand has developed for higher performance devices for a wide range of applications. In response, Analog is developing products specifically for the automotive market. The Company began shipments of its first automotive product, a micromachined IC employed as a crash sensor in airbag systems, in 1993. In 1994 the Company began shipments of this device to Delco for airbag systems in several 1995 model-year General Motors "W body" cars, including the Pontiac Grand Prix, Oldsmobile Cutlass and Buick Century. Revenues from this device were not significant in 1994, but are expected to increase substantially beginning in 1995.

NEW PRODUCTS

Analog's revenue growth is driven by a continuing flow of new products. More than 40% of the Company's orders in fiscal 1994 were for products introduced within the preceding five years. Among the key new products introduced and/or first actively marketed in 1994 were:

SHARC 32-BIT, FLOATING-POINT DSP--A high-performance 32-bit, floating-point digital signal processor (DSP), with 40 MIPS (millions of instructions/second) capability. It is available in two versions: the ADSP-21060 with 4 Mb of on-board static memory and the ADSP-21062 with 2 Mb. This device achieved a broad range of design-ins during 1994, and is well suited for applications such as digital mobile radio base stations, speech processing, graphics and imaging systems and high-performance arcade games.

ADSP-2171 HIGH-PERFORMANCE 16-BIT, FIXED-POINT DSP--Analog's highest-performance fixed-point DSP. Because of its low power, high MIPS and added functionality, this device is particularly well suited for handling speech coding requirements for digital radio communications. It is also well suited for PC applications for processing real-time signals such as those used in voice, audio and telephone applications.

AD899 COMPLETE READ CHANNEL--A fully integrated read-channel IC for hard disk drives. It replaces multiple-chip solutions with a single device that significantly reduces power and space requirements, as well as overall function cost, while supporting data transfer rates of up to 32 Mbits per second.

AD8001 HIGH-SPEED, LOW-POWER AMPLIFIER--A very fast general-purpose operational amplifier. It provides operation at 800 MHz while consuming only 50 mW of power. The AD8001 is well suited for use as an A/D converter driver, in numerous video applications, and in the RF (radio frequency) section of receivers.

AD1845/46 STEREO CODECS--Third-generation 16-bit codec ICs that provide low-cost, single-chip audio solution for business audio and multimedia applications for both computer motherboard and add-in card implementations. Both devices are compatible with the Windows Sound System (a trademark of Microsoft Corp.). The AD1846 provides a parallel computer interface, while the AD1845 has an asynchronous interface and includes sample rate conversion technology, which permits audio signals digitized at different sample rates to be used in the same system.

AD20MSP815 PERSONAL SOUNDCOMM CHIPSET--A five-chip chipset for implementing many popular PC functions, including 14.4 Kbps fax and data modem capability, industry-standard 16-bit audio capability, and telephone functions such as answering machine and speaker phone capability. The chipset consists of a DSP IC, a stereo audio codec IC, a complete, high-performance analog front-end and two custom logic chips. A complete design guide is also available that greatly simplifies the customer's design-in task.

ADM663/666 VOLTAGE REGULATORS--Five-volt regulators used for power management in end products such as communications equipment and computers. These products are representative of Analog's increased focus on ICs designed expressly for power management applications.

AD835 MULTIPLIER AND AD831 MIXER --These two analog ICs are used as building blocks for RF (radio frequency) front-ends in receivers. They are among the first parts introduced by Analog aimed specifically at RF front-end applications for products such as digital mobile radio base stations and handsets, RF modems, and communications and aircraft receivers.

AD420 4-20 mA D/A CONVERTER--A serial-input 16-bit digital-to-analog converter used to generate a 4-to-20 mA analog output signal that is proportional to its digital input signal. It provides a high-precision, fully integrated, low-cost, single-chip solution for generating the industry-standard control loop signals required in industrial automation systems.

LOW VOLTAGE, LOW POWER ICs--During 1994 Analog Devices introduced a substantial number of ICs designed to operate from single-supply 3- and 5-volt power sources. Some of these products represent new functionality, while many are lower-voltage, lower-power versions of existing products. They are much better suited for many emerging computer and communication applications in battery-powered portable products where power consumption is a primary concern. Products in this catergory included amplifiers, data converters and DSPs.

RESEARCH AND DEVELOPMENT

The markets served by Analog are characterized by rapid technological changes and advances. Accordingly, the Company makes substantial investments in the design and development of new products and processes, and for significant improvement of existing products and processes. Analog spent $106.9 million during fiscal 1994 for the design, development and improvement of new and existing products and processes, compared to $94.1 million during fiscal 1993 and $88.2 million during 1992.

In fiscal 1994, approximately half of the Company's R&D expenditures were devoted to the design and development of SPLICs and DSP ICs, and the development and improvement of processes used for these products. The Company believes that it will be able to leverage its core technological competencies and leadership position in linear and DSP technology to design and develop a wide range of highly integrated, high-performance, cost-effective mixed-signal SPLICs, many of which will include DSP capability. At the same time, however, the Company expects to continue developing new and improved SLIC products to increase its share of the SLIC market.

As of December 1, 1994, the Company owned 262 U.S. patents and had 91 patent applications on file with the United States patent office. The Company believes that while its patents may provide some advantage, its competitive position is largely determined by such factors as the knowledge, ability and experience of the Company's personnel, new product development, market recognition and ongoing marketing efforts, customer service and technical support.

SALES CHANNELS

Analog sells its products in both North America and internationally through a direct sales force, third-party distributors and independent sales representatives. Approximately 44% of fiscal 1994 revenue was derived from customers in North America. As of December 1, 1994, the Company had 17 sales offices in the United States, and its third-party distribution channel consisted of nine national and regional third-party distributors and several independent sales representatives with numerous locations throughout the U.S. and Canada.

Approximately 26% of the Company's fiscal 1994 revenue was derived from sales to customers in Europe; 17% to customers in Japan; and 13% to customers in other international markets. As of December 1, 1994, the Company had direct sales offices in Austria, Belgium, Denmark, France, Germany, Hong Kong, India, Israel, Italy, Japan, Korea, The Netherlands, Sweden, Switzerland, Taiwan and the United Kingdom. The Company also had sales representatives and/or distributors in approximately 25 countries outside North America, including countries where the Company also has direct sales offices.

Approximately one-third of Analog's fiscal 1994 revenue was derived from sales made through distributors. The Company's distributors typically maintain an inventory of Analog products. Some of these distributors also sell products competitive with the Company's products, including those for which the Company is an alternate source. Sales to distributors are made under agreements which provide protection to the distributors for their inventory of Company products against price reductions and products that are slow-moving or have been discontinued by the Company. These agreements generally contain a provision for the return of the products to the Company in the event the relationship with the distributor is terminated.

Sales to North American distributors are not recognized until the products are resold by distributors to their customers. Sales made to distributors outside North America are recognized upon shipment to the distributor, but the Company provides specific reserves for possible returns and allowances.

The Company's worldwide sales efforts are supported by an extensive promotional program that includes editorial coverage and paid advertising in trade publications; direct mail programs; promotional brochures; technical seminars; and participation in trade shows. The Company publishes and distributes full-length databooks, short-form catalogs, applications guides, technical handbooks and detailed data sheets for individual products. The Company also maintains a staff of application engineers who aid customers in incorporating Analog's products into their products during their product development cycles.

PRODUCTION AND RAW MATERIALS

Monolithic integrated circuit components are manufactured in a sequence of production steps that include wafer fabrication, wafer testing, cutting the wafer into individual "chips" (or dice), assembly of the dice into packages and electrical testing of the devices in final packaged form. The raw materials used to manufacture these devices include silicon wafers, processing chemicals (including liquefied gases), precious metals, ceramic packages and plastic used for plastic packaging.

In addition to using industry-standard bipolar and CMOS wafer fabrication processes, Analog employs a number of Company-developed proprietary processes specifically tailored for use in fabricating high-performance linear and mixed-signal SLICs and SPLICs.

Analog's IC products are fabricated both at the Company's production facilities and by third-party wafer fabricators. Assuming that the Company can continue to maintain favorable relationships with its third-party wafer fabricators, it intends to continue using such suppliers for meeting most of its needs for wafers that can be fabricated using industry-standard digital processes. The Company intends to meet most of its needs for wafers fabricated with linear and mixed-signal processes with wafers fabricated at the Company's production facilities.

Hybrid products are manufactured by mounting and connecting together several integrated circuit chips in a single package. Some of the chips used in the Company's hybrids are manufactured by the Company and some are purchased from outside suppliers. The production process for modular components, subsystems and systems consists primarily of assembly, packaging and testing. Some of the Company's assembled products are assembled and tested within the Company's U.S. manufacturing facilities, while others are assembled and tested at Company-owned facilities outside the United States or by subcontractors, principally in the Far East.

In general, the Company uses standard supplies and components in the manufacture of its products and most are available from a number of suppliers. Certain items are made to the Company's specifications and are available from a limited number of suppliers. However, the Company believes that, if necessary, alternative sources of supply for these items could be developed, and that any delays in obtaining alternative sources would be temporary and would not have a material adverse effect on the Company's business.

WORKING CAPITAL REQUIREMENTS

The Company manufactures and sells a wide variety of products, a significant portion of which are standard products delivered from inventory on a current basis. As a result, the Company generally maintains finished goods inventories sufficient to meet customer delivery requirements within a short time following receipt of an order.

BACKLOG

The Company defines its backlog at any point in time as those orders for which customers have requested shipment within the next 13 weeks. The quantities of the Company's products to be delivered and their delivery schedules, as covered by customer purchase orders, are frequently revised by customers to reflect changes in their needs. As is customary in the semiconductor industry, most such orders can be canceled or deliveries delayed by the customer without significant penalty.

Backlog at the end of fiscal 1994 was approximately $152.8 million; it was approximately $127.1 million at the end of the prior fiscal year. In the past, backlog at the end of one quarter has typically represented about 60% to 70% of the next quarter's sales. For example, the backlog at the end of the third quarter of fiscal 1994 was approximately $140.1 million; sales for the fourth quarter of fiscal 1994 were $203.3 million. Standard products, which are typically delivered from current inventory, usually account for much of the difference between one quarter's ending backlog and the next quarter's sales.

Agreements between the Company and its third-party stocking distributors provide price protection for the distributors and certain rights of return for merchandise unsold by the distributors; as a result, sales to domestic distributors are not recognized until the products are resold by the distributors to their customers. For these reasons, and the previously mentioned ability of customers to cancel orders or delay deliveries without significant penalty, the Company believes that its backlog is not necessarily a reliable indicator of future revenue.

GOVERNMENT CONTRACTS

The Company estimates that approximately 15% of its total worldwide revenue is attributable to sales to the U.S. government and government contractors and subcontractors. Analog's government contract-related business is predominantly in the form of negotiated, firm fixed-priced subcontracts. All such contracts and subcontracts contain standard provisions related to termination at the election of the United States government. The Company expects that the U.S. government's intention to further reduce U.S. military spending will result in a continuing gradual reduction in the percentage of the Company's total sales going to governmental users and contractors.

COMPETITION

Analog competes with a large number of semiconductor companies in markets that are highly competitive. The Company believes it is one of the largest suppliers of high-performance linear and mixed-signal signal-processing components. These types of products fall into both the SLIC and SPLIC product categories. Competitors for the Company's linear and mixed-signal products include Brooktree Corp., Burr-Brown Corp., Cirrus Logic Inc., Exar Corp., Harris Corp., Linear Technology Corp., Maxim Integrated Products, Inc., National Semiconductor Corp., Sierra Semiconductor Corp., Siliconix Inc., Silicon Systems (a subsidiary of TDK Corp), Texas Instruments, Inc. and others.

Sales of DSP ICs represent a growing percentage of the Company's total sales. Analog's competitors for DSP ICs include AT&T, Integrated Device Technology, Inc., Motorola Semiconductor Products and Texas Instruments, Inc.

Many other companies offer components that compete with Analog's products; some also offer other electronic products, and some have financial resources substantially larger than Analog's. Also, some formerly independent competitors have been purchased by larger companies (which in some cases may be viewed as a means by which the acquiring company gains in-house capability). However, to the Company's knowledge, no manufacturer competes with Analog across all of the product types offered by the Company in its signal-processing components product line.

Analog believes that competitive performance in the marketplace for real-world signal-processing components depends upon several factors, including product price, technical innovation, product quality and reliability, range of products, customer service and technical support. Analog believes its aggressive technical innovation emphasizing product performance and reliability, supported by its commitment to strong customer service and technical support, will allow the Company to continue to compete successfully in its chosen markets against both foreign and domestic semiconductor manufacturers.

ENVIRONMENT

Analog's manufacturing facilities are subject to numerous environmental laws and regulations, particularly with respect to industrial waste and emissions. Compliance with these laws and regulations has not had a material impact on the Company's capital expenditures, earnings or competitive position.

EMPLOYEES

As of October 29, 1994, the Company employed approximately 5,400 persons. The Company believes that relations with its employees are good.

INTERNATIONAL OPERATIONS

Analog has direct sales offices in 16 countries outside the United States. In addition, the Company has manufacturing facilities in Ireland, Japan, the Philippines and Taiwan. The Company also has arrangements with subcontractors, principally in the Far East, for the wafer fabrication, assembly and testing of certain products. The majority of Analog's international sales in the past fiscal year were made through its direct international sales offices while the balance, approximately one-third of the total, were made through distributors.

A significant portion of Analog's revenues and operating profits are derived from international operations, and the Company is therefore subject to the economic and political risks inherent in international operations generally, including expropriation, air transportation disruptions, currency controls and changes in currency exchange rates, tax and tariff rates and freight rates. The Company has taken steps it deems prudent in its international operations to diversify and otherwise insure and protect against these risks. Financial information concerning domestic and international operations appears in Notes 1(f), 1(g) and 2 in the Notes to Consolidated Financial Statements included as part of this report.

ITEM 2.    PROPERTIES

The Company's corporate headquarters is located in Norwood, Massachusetts. Manufacturing and other operations are carried on in several locations worldwide. The following tables provide certain information as to the Company's principal general offices and manufacturing facilities:

             PLANT LOCATION
             --------------
                 OWNED:                                           USE                                          FLOOR SPACE
                 ------                                           ----                                         -----------
          Wilmington,               Wafer fabrication, components assembly and testing, engineering        245,200 sq. ft.
          Massachusetts             and administrative offices

          Wilmington,               Components engineering, marketing and administrative offices            67,200 sq. ft.
          Massachusetts

          Limerick,                 Wafer fabrication, components assembly and testing, engineering        236,200 sq. ft.
          Ireland                   and administrative offices

          Greensboro,               Components and board assembly and testing, engineering and              90,000 sq. ft.
          North Carolina            administrative offices

          Manila, Philippines       Components assembly and testing, engineering and administrative         81,800 sq. ft.
                                    offices

          Tokyo, Japan              Components assembly and testing, engineering and administrative         69,200 sq. ft.
                                    offices

              PRINCIPAL                                                                                  LEASE
              ---------                                                                                  ------
              PROPERTIES                        USE                                   FLOOR SPACE     EXPIRATION       RENEWALS
              ----------                        ---                                   -----------     ----------       --------
                LEASED                                                                               (FISCAL YEAR)
                ------
          Norwood,             Corporate headquarters, engineering, components      135,000 sq. ft.      2007          3, five-yr.
          Massachusetts        assembly and sales and marketing offices                                                periods
          (1)

          Westwood,            Components and subsystems assembly and testing,      100,400 sq. ft.      1996          2, ten-yr.
          Massachusetts        engineering and administrative offices                                                  periods
          (2)

          Santa Clara,         Wafer fabrication, components assembly and            72,800 sq. ft.      1995          3, five-yr.
          California           testing, engineering and administrative offices                                         periods

          Santa Clara,         Administrative offices and engineering                43,500 sq. ft.      1995          3, five-yr.
          California                                                                                                   periods

          Wilmington,          Engineering, systems assembly and                     91,000 sq. ft.      1995                -
          Massachusetts        administrative offices

          Taipei,              Components testing, engineering and                   27,700 sq. ft.      1997          3 to 5 yr.
          Taiwan               administrative offices                                                                  option to
                                                                                                                       extend

(1) See Note 6 - "Commitments and Contingencies" in the Notes to Consolidated Financial Statements for information regarding contingent liabilities related to the lease of the Norwood, Massachusetts property.
(2) The Westwood, Massachusetts facility is subject to a 25-year capital lease with an option to purchase.


In addition to the principal leased properties listed above, the Company also leases sales offices and other premises at 24 locations in the United States and 26 locations overseas under operating lease agreements. These leases expire at various dates through the year 2010.

See Note 5 - "Lease Commitments" in the Notes to Consolidated Financial Statements for information concerning the Company's obligations under all operating and capital leases.

The Company believes that its existing and planned facilities are adequate and suitable for the manufacture and sale of its products, and have sufficient productive capacity to meet its current and anticipated requirements. In addition, the Company anticipates no difficulty in retaining occupancy of any of its manufacturing, office or sales facilities through lease renewals prior to expiration or through month-to-month occupancy, or in replacing them with equivalent facilities.

ITEM 3.    LEGAL PROCEEDINGS

TEXAS INSTRUMENTS LITIGATION

The Company is a defendant in a lawsuit brought by Texas Instruments, Inc. ("TI") on July 9, 1990 in the United States District Court for the Western District of Texas (Dallas Division). The complaint alleges that certain plastic encapsulation processes conducted by the Company's subsidiaries in Ireland and the Philippines infringe two TI patents (both of which had expired by August
1994) and seeks an injunction and unspecified damages. The alleged infringement of one of these patents was also the subject matter of a proceeding brought by TI against the Company before the International Trade Commission (the "ITC") on July 9, 1990 seeking an injunction preventing the Company from importing allegedly infringing products into the United States.

Following a hearing in May 1991, the ITC upheld the validity of the TI patent, determined that certain types of encapsulation processes practiced by the Company's subsidiaries infringed the TI patent and found that alternative encapsulation processes used by the Company's subsidiaries did not infringe the TI patent. The ITC also determined that, upon the merger of Precision Monolithics, Inc. ("PMI") into the Company in November 1990, the Company acquired the benefit of a license from TI to PMI for the TI patent. Pursuant to such license, the Company obtained what it believed was the right to import annually up to $94 million of integrated circuits using the patented encapsulation process. The decision of the ITC was upheld on appeal by the United States Court of Appeals for the Federal Circuit. Even if the Company's ability to utilize the full amount of the PMI license is upheld by the District Court, TI could seek damages for sales of allegedly infringing products between February 1989 and the November 1990 merger with PMI.

On January 10, 1994, the ITC brought an enforcement proceeding against the Company alleging that the Company had violated the ITC's cease and desist order of February 1992, as modified in July 1993. The ITC is seeking substantial penalties against the Company for these alleged violations. The Company has denied that it violated either of these orders. An initial hearing in this proceeding is scheduled to begin on February 13, 1995.

On June 19, 1992, the Company commenced a lawsuit in the United States District Court for the District of Massachusetts alleging that certain TI digital signal processors infringed a patent owned by the Company. TI has filed counterclaims in this action alleging that certain of the Company's products infringe four TI patents relating to digital signal processing and electrostatic discharge protection in integrated circuits. In its counterclaim, TI seeks an injunction against the Company from violating the TI patents and unspecified damages. The Company has denied the essential allegations in the TI counterclaims. A trial in this case is currently scheduled for June 1995.

MAXIM LITIGATION

The Company is a defendant in a suit brought by Maxim Integrated Products, Inc. ("Maxim") on November 11, 1992 in the United States District Court for the Northern District of California. The complaint alleges violations of federal antitrust law and pendant state claims in connection with distribution arrangements between the Company and certain distributors. Maxim alleged that a number of these distributors ceased doing business with Maxim as a result of the distribution arrangements between the distributors and the Company. Maxim claims that those agreements have improperly restricted its access to channels by which it distributes its products. Maxim seeks, among other things, injunctive relief and actual, consequential and punitive damages. In a pre-trial submission dated August 31, 1994, Maxim asserted actual and consequential damages in the amount of $14.1 million. It also claims restitution and punitive damages in an unspecified amount. Under applicable law, Maxim would receive three times the amount of any actual damages suffered as a result of any antitrust violation.

On September 7, 1994, the Northern District of California ruled in favor of the Company on a summary judgment motion, dismissing all of Maxim's claim for lack of evidence. Maxim has appealed this ruling to the Ninth Circuit Court of Appeals, which has ordered that briefing of the appeal be concluded by March 7, 1995.

For additional information concerning the above described lawsuits and the potential impact of such suits upon the Company's financial condition and results of operations, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

OTHER

The Company has also received and made inquiries with regard to other possible patent infringement claims. These inquiries have been referred to counsel and are in various stages of discussion. If any infringements are determined to exist, the Company may seek or extend licenses or settlements. In addition, from time to time as a normal incidence of the nature of the Company's business, various claims, charges and litigation are asserted or commenced against the Company arising from or related to contractual relations, personal injury, environmental matters and product liability. While the Company cannot accurately predict the ultimate outcome of these other matters, at this time management believes that the likelihood of an outcome resulting in a material adverse effect on the Company's consolidated financial position, trends in results of operations or cash flows is remote.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the last quarter of the fiscal year ended October 29, 1994.

                      EXECUTIVE OFFICERS OF THE COMPANY


The following table sets forth (i) the name and age of each present executive officer of the Company; (ii) the position(s) presently held by each person named; and (iii) the principal occupations held by each person named for at least the past five years.

             EXECUTIVE OFFICER     AGE               POSITION                            BUSINESS EXPERIENCE
             -----------------     ---               --------                            -------------------
          Ray Stata . . . . . . .   60      Chairman of the Board and         Chairman of the Board and Chief  Executive
                                            Chief Executive Officer           Officer since 1973; President from 1971 to
                                                                              November 1991.


          Jerald G. Fishman . . .   49      President, Chief Operating        President,  Chief   Operating  Officer and
                                            Officer and Director              Director  since  November 1991;  Executive
                                                                              Vice President from 1988 to November 1991;
                                                                              Group  Vice  President  -  Components from
                                                                              1982 to 1988.


          William A. Martin . . .   35      Treasurer                         Treasurer  since   March  1993;  Assistant
          .                                                                   Treasurer from October 1991 to March 1993;
                                                                              Manager  of Treasury  Finance  from  March
                                                                              1987   to   October   1991;   Manager   of
                                                                              International  Treasury from  October 1985
                                                                              to March 1987.


          Brian P. McAloon  . . .   44      Vice President, Sales             Vice President, Sales since May 1992; Vice
                                                                              President, Sales  and Marketing  -  Europe
                                                                              and  Southeast  Asia  from 1990  to  1992;
                                                                              General Manager,  Analog Devices,  B.V.  -
                                                                              Limerick, Ireland from 1987 to 1990.


          Joseph E. McDonough . .   47      Vice President, Finance and       Vice   President,    Finance   and   Chief
                                            Chief Financial Officer           Financial  Officer  since  November  1991;
                                                                              Vice President  since 1988  and  Treasurer
                                                                              from 1985 to March 1993; Director of Taxes
                                                                              from 1983 to 1985.



There is no family relationship among the named officers.



                                   PART II


ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is listed on the New York Stock Exchange under the symbol ADI. The table below sets forth the high and low prices of the Common Stock during the two most recent fiscal years.

                                                 1994                                    1993
                                        -----------------------                ------------------------
             PERIOD                        HIGH           LOW                     HIGH            LOW
             ------                        ----           ---                     ----            ---
         First Quarter                  $  17.50        $ 12.88                 $ 11.63         $  7.75
         Second Quarter                 $  20.75        $ 16.38                 $ 14.25         $ 10.38
         Third Quarter                  $  20.88        $ 16.38                 $ 14.88         $ 11.88
         Fourth Quarter                 $  24.50        $ 17.63                 $ 18.63         $ 13.13

On November 30, 1994, the Company's Board of Directors authorized a three-for-two stock split effected in the form of a 50% stock dividend distributed on January 4, 1995 to stockholders of record December 12, 1994. All stock prices in the table above have been restated to reflect the split.

The Company's $60,000,000 credit agreement restricts the aggregate of all cash dividend payments declared or made subsequent to October 29, 1994 to an amount not exceeding $85,147,000 plus 50% of the consolidated net income of the Company for the period from October 30, 1994 through the end of the Company's then most recent fiscal quarter. Although prior credit agreements may not have restricted the payment of dividends, the Company has never paid any cash dividends on its Common Stock.

The approximate number of holders of record of the Company's Common Stock at December 30, 1994 was 4,417. This number does not include shareholders for whom shares are held in a "nominee" or "street" name.


ITEM 6.    SELECTED FINANCIAL DATA

(thousands except per share amounts)      1994             1993            1992             1991            1990(2)
- -------------------------------------------------------------------------------------------------------------------
Statement of Operations data:
   Net sales.................         $773,474         $666,319        $567,315         $537,738        $485,214
   Net income (loss).........           74,496           44,457          14,935            8,203        (12,913)
   Net income (loss) per
     share (1)...............              .96              .59             .21              .12           (.18)

Balance Sheet data:
   Total assets..............         $815,871         $678,492        $561,867         $503,317        $487,188
   Long term obligations.....           80,061          100,297          70,632           36,819          24,129
- -------------------------------------------------------------------------------------------------------------------

(1) All references to per share amounts have been restated to reflect the three-for-two stock split effected in the form of a 50% stock dividend distributed on January 4, 1995 to stockholders of record December 12, 1994.

(2) In the fourth quarter of fiscal 1990, the Company acquired Precision Monolithics, Inc. (PMI). The Company's results include the results of operations of PMI since August 8, 1990, the date of the acquisition.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FISCAL 1994 COMPARED TO FISCAL 1993

Net sales of $773.5 million for fiscal 1994 increased 16% from net sales of $666.3 million for fiscal 1993. The sales increase was due principally to higher sales volumes of both standard linear IC and system-level IC products which together grew approximately 20% year-over-year to comprise approximately 90% of total sales for fiscal 1994.

Standard linear IC sales rose $54.3 million or approximately 14% to $455.3 million in fiscal 1994. This increase was primarily due to the combination of increased penetration of the distribution channel coupled with well accepted new product offerings. As a percentage of total sales, standard linear products accounted for 59% in fiscal 1994 compared to 60% in fiscal 1993.

Sales of system-level IC products grew $59.6 million or approximately 34% to $234.6 million in fiscal 1994. This growth was attributable largely to increased demand for applications in personal computers and wireless communications products, and the Company's broader participation in these growing markets.

Sales of assembled products declined approximately 7% from fiscal 1993 to fiscal 1994 and as a percentage of total sales decreased from 14% to 11% over the same period. Despite the revenue declines in assembled products over the past few years and lower gross margins associated with these products, this product grouping remained profitable in 1994.

Sales to North American customers increased 18% over 1993 levels to $343.9 million with much of this increase coming from the distributor channel as sales through North American distributors increased 36% from the prior year. Sales to international customers grew 15% led by sales increases of approximately 27% and 35% in Japan and Southeast Asia, respectively. Sales growth in Japan was mainly attributable to increased demand for standard linear IC products, aided in part by the translation of yen-denominated sales to a weaker average U.S. dollar. The sales increase in Southeast Asia represented continued strength in sales of personal computer products.
European sales of $197.9 million for fiscal 1994 were flat compared to the prior year due to weaker European industrial economies as compared to fiscal 1993. Sales growth in Europe resumed in the fourth quarter of fiscal 1994, growing again after weakness in the first nine months of the year as the European economy showed improvement, particularly Germany. As a percentage of total net sales, North American and international sales remained at 44% and 56%, respectively, which are comparable to fiscal 1993.

Gross margin improved to 49.0% of sales for fiscal 1994 compared to 47.3% for fiscal 1993. This increase resulted principally from a significant improvement in gross margin for system-level IC products as variable manufacturing costs declined and fixed costs were allocated over greater production volumes. Gross margin for the Company's standard linear IC products remained at a high level and gross margin on all IC products, which include both standard linear and system-level ICs, was approximately 50% of sales. Overall gross margin for fiscal 1995 will depend primarily on the gross margin from system-level IC products and the relative mix of sales between standard linear and system-level ICs. During fiscal 1995, the Company does not anticipate overall gross margin to improve at the same rate of improvement as achieved in fiscal 1994.

Research and development expenses for fiscal 1994 increased 13.6% from fiscal 1993 as the Company continued to invest in new product development. As a percentage of sales, R&D expenses were 13.8% compared to 14.1% for the prior year. R&D expenses for fiscal 1995 are expected to increase approximately 15% to 20% over fiscal 1994 levels as the Company expands its investments in communications, digital signal processing and micromachining technology.

Selling, marketing, general and administrative (SMG&A) expenses grew 7.4% compared to fiscal 1993, increasing at a lower rate than sales. As a result, SMG&A as a percentage of sales decreased to 22.0% for fiscal 1994 from 23.8% for fiscal 1993. The increase in SMG&A expenses related mostly to increased strategic advertising and marketing expenses associated with many new product launches and additional incentive expense associated with the Company's improved performance.

In total, operating expenses were reduced to 35.8% of sales, down from 37.9% one year ago, consistent with the Company's emphasis on maintaining tight control over all costs in order to gain better operating leverage on increases in revenues. A key factor in controlling operating expenses has been holding worldwide employment relatively flat at levels approximately equal to that of 1990, while revenues have grown significantly since that time.

Operating income reached 13.2% of sales for fiscal 1994, an increase of nearly four percentage points from 9.4% of sales for fiscal 1993. This performance gain reflected the higher sales level, improvement in gross margin as a percent of sales and a slower rate of expense growth versus sales.

Nonoperating expenses decreased $2.3 million, benefiting from increased interest income on a higher level of invested cash as net interest expense was reduced from $5.8 million in fiscal 1993 to $2.0 million in fiscal 1994. Due to the funding of fiscal 1995 planned capital expenditures with cash on hand and expected operating cash flows, the Company expects interest income to decline in fiscal 1995.

The effective income tax rate increased to 23% in fiscal 1994 from 20% in fiscal 1993 due to a shift in the mix of worldwide income. In the first quarter of fiscal 1994, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS 109). The impact of adopting FAS 109 was not material to the Company's consolidated financial statements. See Note 1(k), "Income Taxes," in the Notes to Consolidated Financial Statements for information concerning the adoption of FAS 109.

The growth in sales, improved operating performance and lower nonoperating expenses resulted in a 68% rise in net income to $74.5 million or 9.6% of sales compared to $44.5 million or 6.7% of sales in fiscal 1993.

The Company has not yet adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" and Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Adoption of these statements which is required in fiscal year 1995 is not expected to have a material impact on the Company's consolidated financial statements.

The impact of inflation on the Company's business during the past three years has not been significant.

FISCAL 1993 COMPARED TO FISCAL 1992

Net sales rose 17% to $666.3 million for fiscal 1993, compared to fiscal 1992 sales of $567.3 million. Sales growth in fiscal 1993 was principally attributable to increased sales volumes. Overall market demand for integrated circuits remained strong throughout fiscal 1993, with the Company benefiting from this demand both in its broad-based, standard-function linear IC business and in its application specific, system-level IC business. Total IC sales, including both standard linear IC and system-level IC products, increased $113 million or 24% in fiscal 1993 to comprise 87% of total sales. Sales of assembled products declined approximately 14% in fiscal 1993.

Sales of standard linear IC products increased $38 million or approximately 10% in fiscal 1993. As a percentage of sales, standard linear IC products accounted for 60% in fiscal 1993 compared to 64% in fiscal 1992. Increased distribution sales, which represented approximately 40% of total standard linear IC sales, and new product offerings led to much of the growth in sales of standard linear IC products.

Sales of system-level ICs grew by more than 70% to $175 million, or 26% of total sales. This growth was fueled by increasing success in fast growing sectors of the communications and computer markets in fiscal 1993.

Assembled product sales declined by $14 million or approximately 14% in fiscal 1993. Assembled products continued to decline as a percentage of total revenues as well, falling to 14% of total sales in fiscal 1993. Despite the 14% decline in revenues of assembled products, this product grouping was profitable for fiscal 1993.

Sales in North America grew approximately 8% over the prior year to $292.1 million. The distributor channel in North America was a major contributor to this growth with sales through distributors increasing approximately 24% in fiscal 1993. Sales to all international customers increased 26% with sales in Europe, Japan and export sales to Southeast Asia increasing 17%, 20% and 74%, respectively. Much of the sales growth in Southeast Asia resulted from design-ins achieved in the U.S. and Western Europe for applications in personal computers. Sales growth in Europe was fueled largely by strong sales of system-level ICs used in the GSM digital cellular phone network. Demand showed renewed strength in Japan from the depressed levels in fiscal 1992 with the fiscal 1993 sales increase mainly attributable to increased sales of standard linear IC products. A weaker average dollar exchange rate year-to-year also contributed to some of the Japanese sales improvement. As a percentage of total net sales, North American sales decreased from 47% in fiscal 1992 to 44% in fiscal 1993 and international sales increased from 53% in fiscal 1992 to 56% in fiscal 1993. This shift reflected a significant increase in sales to customers in Southeast Asia.

Gross margin improved slightly to 47.3% of sales in fiscal 1993 from 46.8% in fiscal 1992 due to continued control of manufacturing costs.

R&D expenses for fiscal 1993 grew approximately 7% over the prior year but as a percentage of sales decreased to 14.1%, down from 15.5% of sales for fiscal 1992. This improvement was the result of continuing efforts to focus R&D on the most promising opportunities where the Company can build a sustainable competitive advantage and earn high return factors.

SMG&A expenses grew 5% in absolute dollars in fiscal 1993, increasing at a much lower rate than sales. As a result, the SMG&A to sales ratio declined from 26.7% for fiscal 1992 to 23.8% for fiscal 1993. The 5% growth in SMG&A expenses principally reflected normal increases for salaries and benefits and increased incentive expense associated with the Company's performance.

Operating income for fiscal 1993 was $62.7 million or 9.4% of sales, more than double the $26.2 million or 4.6% of sales for fiscal 1992. The significant improvement in operating income was the result of increased sales, improved gross margin performance and tight operating expense controls which allowed the Company to gain strong operating leverage on increased revenues.

Interest expense for fiscal 1993 increased to $7.2 million from $6.0 million in fiscal 1992. This increase resulted from a higher level of total borrowings in fiscal 1993 which included the issuance of $80 million of long-term debt during the year. Interest expense net of interest income was $5.8 million for fiscal 1993 compared to $5.1 million for fiscal 1992 as the increased interest expense on a higher level of debt was offset to some degree by interest income earned on a higher level of invested cash resulting from increased cash flows from operations combined with the excess proceeds from the $80 million offering.

The effective income tax rate decreased slightly to 20% in fiscal 1993 from 21% in fiscal 1992. The tax provisions for both fiscal 1993 and fiscal 1992 were driven largely by the high proportion of income earned by the Company's Irish operation for which earnings are taxed at a lower rate.

Net income was $44.5 million, or three times the $14.9 million earned in fiscal 1992. As a percentage of sales, net income was 6.7% in fiscal 1993 versus 2.6% in fiscal 1992.

LIQUIDITY AND CAPITAL RESOURCES

At October 29, 1994, cash and cash equivalents and short-term investments totaled $181.8 million, an increase of $101.1 million from $80.7 million at the end of fiscal 1993. Increased cash and cash equivalents and short-term investments resulted from a significant improvement in cash provided from operations compared to fiscal 1993. During fiscal 1994, the Company invested $72.7 million in short-term investments including commercial paper, certificates of deposit and bankers' acceptances with maturities greater than three months and less than one year.

Cash provided by operating activities was $183.3 million or 23.7% of sales for fiscal 1994 compared to $89.5 million or 13.4% of sales for fiscal 1993. The increase in operating cash flows in fiscal 1994 was mainly attributable to higher net income together with a decrease in inventories and an increase in accounts payable, which were offset in part by growth in accounts receivable.

Accounts receivable of $162.3 million at the end of fiscal 1994 increased $16.7 million or 11.4% from $145.7 million at the end of fiscal 1993. The primary factors contributing to the increase in accounts receivable were the 14% growth in fourth quarter sales between the two years and the translation of local currency denominated receivables to a weaker U.S. dollar, particularly in Japan. These increases were offset in part by improved collection of receivables. Despite the increase in accounts receivable in dollars year-to-year, accounts receivable as a percentage of annualized fourth quarter sales decreased slightly to 20.0% at the end of fiscal 1994 compared to 20.3% at the end of fiscal 1993.

Inventories declined $19.7 million during fiscal 1994 to $130.7 million. As a percentage of annualized fourth quarter sales, inventories were reduced from 21.0% to 16.1% which the Company believes is an appropriate level.

The increase in accounts payable compared to fiscal 1993 primarily reflected fourth quarter fiscal 1994 expenditures associated with the expansion of the Company's Irish facility as described below.

Net additions to property, plant and equipment of $90.9 million in fiscal 1994 were funded with internally generated cash flow from operations. Nearly half of these expenditures occurred in the fourth quarter as expansion of the Company's wafer fabrication facilities in Limerick, Ireland commenced. This expansion will include the addition of 6-inch submicron wafer fabrication capability intended primarily to meet the future demands associated with the Company's growth. Capital expenditures for fiscal 1995 are currently expected to be approximately $150 million, including approximately $65 million of capital expenditures associated with the Limerick wafer fabrication expansion. The Company expects to finance its planned fiscal 1995 capital additions with cash, cash equivalents and short-term investments on hand, coupled with internally generated cash flow from operations.

At October 29, 1994, substantially all of the Company's lines of credit were unused, including its four-year, $60 million credit facility. In the first quarter of fiscal 1995, the Company's 7.18%, $20.0 million loan matured. Upon maturity, this loan was repaid in full with cash and cash equivalents on hand.

The Company believes that its strong financial condition, existing sources of liquidity, available capital resources and cash expected to be generated from operations leave it well positioned to obtain the funds required to meet its current and future business requirements.

LITIGATION

As set forth in "Business-Legal Proceedings," the Company is engaged in patent infringement litigation with Texas Instruments, Inc. ("TI") and antitrust litigation with Maxim Integrated Products, Inc. ("Maxim"). See Item 3, "Business - Legal Proceedings" for additional information concerning these lawsuits.

If it is determined that the Company has violated the cease and desist order entered by the ITC in February 1992, as modified in July 1993, the ITC could seek to impose penalties of up to $100,000 per day or equal to twice the value of the goods determined to be sold in violation of the order. If, in the district court action, it is found that certain plastic encapsulation processes used by the Company infringe TI's patents or that the Company did not obtain from PMI valid license rights to import up to $94 million annually of circuits using TI's patented process, the court could award TI substantial damages. Even if the district court upholds the validity of the PMI license, if it finds infringement by the Company, TI could seek damages for sales of allegedly infringing products between February 1989 and the November 1990 merger with PMI.

The dismissal of Maxim's claims has been appealed. The Company believes it has meritorious defenses to Maxim's antitrust allegations and intends to vigorously defend the suit. If the dismissal is overturned on appeal and Maxim's claims are upheld in a subsequent trial on the merits, in addition to potential damage awards the Company may be required to modify its relationships with its distributors.

Although the Company believes it should prevail in the matters described above, the Company is unable to determine their ultimate outcome or estimate the ultimate amount of liability, if any, at this time. An adverse resolution of these matters could have a material adverse effect on the Company's consolidated financial position or on its consolidated results of operations or cash flows in the period in which the matters are resolved.

FACTORS AFFECTING FUTURE RESULTS

The Company's future results remain difficult to predict and may be affected by a number of factors including business conditions within the semiconductor industry and the world economies as a whole, competitive pressures and cyclical market patterns. In addition, the Company's revenue growth is driven by a continuing flow of new products; more than 40% of the orders received by the Company in fiscal 1994 were for products introduced within the preceding five years. The success of many of these products and the Company's growth opportunities are dependent on successful penetration of new high volume computer, communication, and automotive segments of the electronics market where the Company has less experience and competition is substantial. No assurance can be given that new products can be developed, or if developed, will be successful; that market demand or customer acceptance will be realized; that demand if achieved will be sustained; that competitors will not force prices to an unacceptably low level or take market share from the Company;

or that the Company can achieve or maintain profits in these markets. Also, some of the customers in these markets are less well established which could subject the Company to increased credit risk. Because of these and other factors, past financial performance should not be considered an indicator of future performance. Investors should not use historical trends to anticipate future results and should be aware that the Company's stock price frequently experiences significant volatility.

                             ANALOG DEVICES, INC.

                          ANNUAL REPORT ON FORM 10-K

                         YEAR ENDED OCTOBER 29, 1994

                                    ITEM 8

         FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL INFORMATION

                             ANALOG DEVICES, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                       PAGE
                                                                                                       ----
CONSOLIDATED FINANCIAL STATEMENTS INCLUDED IN ITEM 8:

Report of Independent Auditors...............................................................           23

Consolidated Statements of Income for the years ended October 29, 1994, October 30, 1993
  and October 31, 1992.......................................................................           24

Consolidated Balance Sheets as of October 29, 1994, October 30, 1993 and October 31, 1992....           25

Consolidated Statements of Stockholders' Equity for the years ended October 29, 1994,
  October 30, 1993 and October 31, 1992......................................................           26

Consolidated Statements of Cash Flows for the years ended October 29, 1994, October 30, 1993
  and October 31, 1992.......................................................................           27

Notes to Consolidated Financial Statements...................................................           28

Supplementary Financial Information
  (Quarterly Financial Information/1994 and 1993 - Unaudited)................................           43

              REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Analog Devices, Inc.

We have audited the accompanying consolidated balance sheets of Analog Devices, Inc. as of October 29, 1994, October 30, 1993 and October 31, 1992, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended October 29, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Analog Devices, Inc. at October 29, 1994, October 30, 1993 and October 31, 1992, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 29, 1994, in conformity with generally accepted accounting principles.

As discussed in Note 6 to the consolidated financial statements, claims and actions have been brought against Analog Devices, Inc. and the ultimate outcome of these claims and actions cannot presently be determined. Accordingly, no provision for any liability, if any, that may result has been made in the financial statements.


                                                               ERNST & YOUNG LLP


Boston, Massachusetts
November 29, 1994

                             ANALOG DEVICES, INC.
                      CONSOLIDATED STATEMENTS OF INCOME


Years ended October 29, 1994, October 30, 1993 and October 31, 1992
(thousands except per share amounts)                                           1994            1993            1992
- -------------------------------------------------------------------------------------------------------------------
REVENUE        Net sales...................................              $  773,474      $  666,319      $  567,315

COSTS AND      Cost of sales...............................                 394,448         350,852         301,678
                                                                         ----------      ----------      ----------
EXPENSES
               Gross margin................................                 379,026         315,467         265,637

               Operating expenses:
                 Research and development..................                 106,869          94,107          88,172
                 Selling, marketing, general...............
                   and administrative......................                 170,341         158,675         151,293
                                                                         ----------      ----------      ----------
                                                                            277,210         252,782         239,465
                                                                         ----------      ----------      ----------

               Operating income............................                 101,816          62,685          26,172

               Nonoperating (income) expenses:
                 Interest expense..........................                   7,149           7,184           5,976
                 Interest income...........................                  (5,165)         (1,417)           (867)
                 Other.....................................                   2,921           1,393           2,098
                                                                         ----------      ----------      ----------
                                                                              4,905           7,160           7,207
                                                                         ----------      ----------      ----------

EARNINGS       Income before income taxes..................                  96,911          55,525          18,965

               Provision for (benefit from) income taxes:
                 Payable currently.........................                  30,720          13,342           5,693
                 Deferred (prepaid)........................                  (8,305)         (2,274)         (1,663)
                                                                          ---------       ---------      ----------
                                                                             22,415          11,068           4,030
                                                                         ----------      ----------      ----------

               Net income..................................              $   74,496      $   44,457      $   14,935
                                                                         ==========      ==========      ==========
               Shares used to compute earnings per share...                  77,271          75,695          71,624
                                                                         ==========      ==========      ==========
               Earnings per share of common stock..........                   $ .96           $ .59           $ .21
                                                                         ==========      ==========      ==========

See accompanying notes.


                             ANALOG DEVICES, INC.
                         CONSOLIDATED BALANCE SHEETS

October 29, 1994, October 30, 1993 and October 31, 1992
(thousands except share amounts)
ASSETS                                                                             1994         1993           1992
- -------------------------------------------------------------------------------------------------------------------
CURRENT            Cash and cash equivalents..............................    $ 109,113    $  80,668      $  17,730
ASSETS             Short-term investments.................................       72,652            -              -
                   Accounts receivable less allowances of $6,403
                     ($2,395 in 1993 and $2,138 in 1992)..................      162,337      145,663        111,732
                   Inventories............................................      130,726      150,422        142,453
                   Prepaid income taxes...................................       25,587       22,207         20,549
                   Prepaid expenses.......................................        5,042        4,240          4,502
                                                                              ---------    ---------      ---------
                   Total current assets...................................      505,457      403,200        296,966
                                                                              ---------    ---------      ---------
PROPERTY,          Land and buildings.....................................      111,857       81,110         77,909
PLANT AND          Machinery and equipment................................      477,339      451,248        402,722
EQUIPMENT,         Office equipment.......................................       36,613       33,170         28,441
AT COST            Leasehold improvements.................................       33,070       26,429         22,231
                                                                              ---------    ---------      ---------
                                                                                658,879      591,957        531,303
                   Less accumulated depreciation and amortization.........      377,064      343,527        293,880
                                                                              ---------    ---------      ---------
                   Net property, plant and equipment......................      281,815      248,430        237,423
                                                                              ---------    ---------      ---------
OTHER              Intangible assets, net.................................       19,262       21,306         23,387
ASSETS             Deferred charges and other assets......................        9,337        5,556          4,091
                                                                              ---------    ---------      ---------
                   Total other assets.....................................       28,599       26,862         27,478
                                                                              ---------    ---------      ---------
                                                                              $ 815,871    $ 678,492      $ 561,867
                                                                              =========    =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
- -------------------------------------------------------------------------------------------------------------------
CURRENT            Short-term borrowings and current portion of
LIABILITIES          long-term debt.......................................    $  22,917    $   2,006      $   2,376
                   Obligations under capital leases.......................          236          335            313
                   Accounts payable.......................................       74,506       48,779         43,315
                   Deferred income on shipments to domestic distributors..       18,881       16,417         13,094
                   Income taxes payable...................................       29,425       15,405          1,655
                   Accrued liabilities....................................       60,221       49,893         38,809
                                                                              ---------    ---------      ---------
                   Total current liabilities..............................      206,186      132,835         99,562
                                                                              ---------    ---------      ---------
NONCURRENT         Long-term debt.........................................       80,000      100,000         70,000
LIABILITIES        Noncurrent obligations under capital leases............           61          297            632
                   Deferred income taxes..................................        3,225        8,540         12,657
                   Other noncurrent liabilities...........................        4,484        4,802          3,999
                                                                              ---------    ---------      ---------
                   Total noncurrent liabilities...........................       87,770      113,639         87,288
                                                                              ---------    ---------      ---------
                   Commitments and Contingencies

STOCKHOLDERS'      Preferred stock, $1.00 par value, 500,000 shares
EQUITY               authorized, none outstanding.........................            -            -              -
                   Common stock, $.16 2/3 par value, 150,000,000
                     shares authorized, 75,252,112 shares issued
                     (50,924,637 in 1993 and 50,192,060 in 1992)..........       12,542        8,488          8,366
                   Capital in excess of par value, net of deferred compen-
                     sation of $4,757 ($3,223 in 1993 and $5,078 in 1992)       141,159      143,502        133,714
                   Retained earnings......................................      362,194      287,698        243,241
                   Cumulative translation adjustment......................        6,020        5,473          4,772
                                                                              ---------    ---------      ---------
                                                                                521,915      445,161        390,093
                   Less shares in treasury, at cost, none in 1994
                     (1,727,396 in 1993 and 2,067,226 in 1992)............            -       13,143         15,076
                                                                              ---------    ---------      ---------
                   Total stockholders' equity.............................    $ 521,915    $ 432,018      $ 375,017
                                                                              ---------    ---------      ---------
                                                                              $ 815,871    $ 678,492      $ 561,867
                                                                              =========    =========      =========

See accompanying notes.


                                                    ANALOG DEVICES, INC.
                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years ended October 29, 1994,
October 30, 1993 and October 31, 1992     COMMON STOCK        CAPITAL IN               CUMULATIVE    TREASURY STOCK
                                          ------------        EXCESS OF    RETAINED    TRANSLATION   --------------
(thousands)                             SHARES     AMOUNT     PAR VALUE    EARNINGS    ADJUSTMENT    SHARES     AMOUNT
- ------------------------------------------------------------------------------------------------------------------------
           Balance, November 2,
             1991                       49,840     $ 8,307    $130,899     $228,306     $4,696       (2,368)   $(17,763)
- ------------------------------------------------------------------------------------------------------------------------
ACTIVITY   Net income - 1992                                                 14,935
IN FISCAL  Proceeds from sales
1992         of shares through
             employee stock plans
             and other                     352          59       2,815                                  301       2,687
           Currency translation
             adjustment                                                                     76
- ------------------------------------------------------------------------------------------------------------------------
           Balance, October 31,
             1992                       50,192       8,366     133,714      243,241      4,772       (2,067)    (15,076)
- ------------------------------------------------------------------------------------------------------------------------
ACTIVITY   Net income - 1993                                                 44,457
IN FISCAL  Proceeds from sales
1993         of shares through
             employee stock plans
             and other                     733         122       9,788                                  340       1,933
           Currency translation
             adjustment                                                                    701
- ------------------------------------------------------------------------------------------------------------------------
           Balance, October 30,
             1993                       50,925       8,488     143,502      287,698      5,473       (1,727)    (13,143)
- ------------------------------------------------------------------------------------------------------------------------
ACTIVITY   Net income - 1994                                                 74,496
IN FISCAL  Proceeds from sales
1994         of shares through
             employee stock plans,
             tax benefit of $2.2
             and other                     470          78      11,293                                  501        3,483
           Three-for-two stock
             split                      23,857       3,976     (13,636)                               1,226        9,660
           Currency translation
             adjustment                                                                    547
- ------------------------------------------------------------------------------------------------------------------------
           Balance, October 29,
             1994                       75,252     $12,542    $141,159     $362,194     $6,020            -     $      -
========================================================================================================================



See accompanying notes.

                              ANALOG DEVICES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


Years ended October 29, 1994, October 30, 1993 and October 31, 1992
(thousands)                                                                 1994             1993            1992
- -------------------------------------------------------------------------------------------------------------------
OPERATIONS    Cash flows from operations:
                 Net income   . . . . . . . . . . . . . . . . . . . .    $  74,496        $  44,457      $   14,935
                 Adjustments to reconcile net income
                   to net cash provided by operations:
                     Depreciation and amortization  . . . . . . . . .       61,284           59,813          54,950
                     Deferred income taxes  . . . . . . . . . . . . .       (5,398)          (4,130)          1,003
                     Other noncash expenses   . . . . . . . . . . . .        2,195            2,779           4,057
                     (Increase) in accounts receivable  . . . . . . .       (7,661)         (35,598)        (15,307)
                     (Increase) decrease in inventories   . . . . . .       20,756           (6,268)        (24,690)
                     (Increase) in prepaid income taxes   . . . . . .         (626)          (1,718)         (2,634)
                     (Increase) decrease in prepaid expenses  . . . .         (598)             224          (2,213)
                     (Increase) decrease in other assets  . . . . . .       (3,269)          (1,406)            721
                     Increase in accounts payable,
                       deferred income and accrued liabilities  . . .       28,939           16,617           5,523
                     Increase (decrease) in income taxes payable  . .       14,063           13,922          (3,317)
                     Increase (decrease) in other liabilities   . . .         (839)             803             434
                                                                         ---------        ---------      ----------
                 Total adjustments  . . . . . . . . . . . . . . . . .      108,846           45,038          18,527
                                                                         ---------        ---------      ----------

              Net cash provided by operations . . . . . . . . . . . .      183,342           89,495          33,462
                                                                         ---------        ---------      ----------
INVESTMENTS   Cash flows from investments:
                 Additions to property, plant and equipment, net  . .      (90,856)         (67,155)        (65,654)
                 Purchase of short-term investments . . . . . . . . .      (72,652)               -               -
                                                                         ---------        ---------      ----------
              Net cash used for investments . . . . . . . . . . . . .     (163,508)         (67,155)        (65,654)
                                                                         ---------        ---------      ----------
FINANCING     Cash flows from financing activities:
ACTIVITIES       Proceeds from employee stock plans . . . . . . . . .        9,821            9,995           3,243
                 Net increase (decrease) in variable rate borrowings.          485          (29,895)         (7,020)
                 Payments on capital lease obligations  . . . . . . .         (335)            (313)           (376)
                 Proceeds from issuance of long-term debt . . . . . .            -           80,000               -
                 Payments on fixed rate borrowings  . . . . . . . . .            -          (20,194)        (12,194)
                 Proceeds from issuance of short-term, fixed rate
                   borrowings   . . . . . . . . . . . . . . . . . . .            -                -          50,000
                                                                         ---------        ---------      ----------
              Net cash provided by financing activities . . . . . . .        9,971           39,593          33,653
                                                                         ---------        ---------      ----------
              Effect of exchange rate changes on cash . . . . . . . .       (1,360)           1,005            (263)
                                                                         ---------        ---------      ----------
              Net increase in cash and cash equivalents . . . . . . .       28,445           62,938           1,198
              Cash and cash equivalents at beginning of year  . . . .       80,668           17,730          16,532
                                                                         ---------        ---------      ----------
              Cash and cash equivalents at end of year  . . . . . . .    $ 109,113        $  80,668      $   17,730
                                                                         =========        =========      ==========

SUPPLE-       Cash paid during the year for:
MENTAL           Income taxes . . . . . . . . . . . . . . . . . . . .    $  12,965        $   4,084      $    7,709
                                                                         =========        =========      ==========
INFORMATION      Interest . . . . . . . . . . . . . . . . . . . . . .    $   6,923        $   6,771      $    5,468
                                                                         =========        =========      ==========

See accompanying notes.

                              ANALOG DEVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      YEARS ENDED OCTOBER 29, 1994, OCTOBER 30, 1993 AND OCTOBER 31, 1992
          (ALL TABULAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All intercompany balances and transactions are eliminated. The Company's fiscal year ends on the Saturday closest to the last day in October. Fiscal years 1994, 1993 and 1992 were each 52-week years.

B. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash and cash equivalents are highly liquid investments with a maturity of three months or less at the time of acquisition. Cash and cash equivalents are stated at cost which approximates fair value.

Short-term investments consist of commercial paper, certificates of deposit and bankers' acceptances with maturities greater than three months and less than one year at the time of acquisition. The short-term investments are stated at cost which approximates fair value due to the short maturity of these instruments.

The Company is required to adopt Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," (FAS 115) in fiscal 1995. Adoption of FAS 115 is not expected to have a material impact on the Company's consolidated financial statements.

C. INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out method) or market. Inventories at October 29, 1994, October 30, 1993 and October 31, 1992 were as follows:

                                          1994              1993            1992
- --------------------------------------------------------------------------------
         Raw materials                $ 15,277          $ 18,645        $ 26,239
         Work in process                69,771            80,418          73,604
         Finished goods                 45,678            51,359          42,610
- --------------------------------------------------------------------------------
         Total inventories            $130,726          $150,422        $142,453
================================================================================

A director of the Company is also a director of a raw material supplier. Total purchases from this supplier approximated $28,435,000 in 1994, $37,990,000 in 1993 and $21,984,000 in 1992. Accounts payable to this supplier at October 29, 1994, October 30, 1993 and October 31, 1992 approximated $1,090,000, $3,639,000 and $3,655,000, respectively. Another director of the Company was also a director of a raw material supplier through June 1993. Total purchases from this supplier approximated $1,510,000 in 1993 and $5,216,000 in 1992. Accounts payable to this supplier at October 31, 1992 approximated $397,000. The Company believes that the terms of these purchases were comparable to those available from other suppliers.

D. PROPERTY, PLANT AND EQUIPMENT

The straight-line method of depreciation is used for all classes of assets for financial statement purposes; both straight-line and accelerated methods are used for income tax purposes. Capitalized leases and leasehold improvements are amortized based upon the lesser of the term of the lease or the useful life of the asset. Depreciation and amortization are based on the following useful lives:


           Buildings & Building Equipment               Up to 25 years
           Machinery & Equipment                            3-10 years
           Office Equipment                                  3-8 years

                              ANALOG DEVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   (CONTINUED)


Total depreciation and amortization of property, plant and equipment was $59,240,000, $57,732,000 and $52,858,000 in 1994, 1993 and 1992, respectively.

E. INTANGIBLE ASSETS

Intangible assets at October 29, 1994 consist of goodwill, patents and other intangibles. Goodwill is being amortized on a straight-line basis over a fifteen-year period. Patents and other intangibles are being amortized on a straight-line basis over their estimated economic lives which range from four to fifteen years. Amortization expense for all intangible assets was $2,044,000, $2,081,000 and $2,092,000 in 1994, 1993 and 1992, respectively.
Accumulated amortization for all intangible assets was $8,636,000, $6,657,000 and $4,706,000 at October 29, 1994, October 30, 1993 and October 31, 1992,
respectively.

F. TRANSLATION OF FOREIGN CURRENCIES

The functional currency for the Company's foreign sales operations is the applicable local currency. Gains and losses resulting from translation of these foreign currencies into U.S. dollars are accumulated in a separate component of stockholders' equity. Transaction gains and losses are included in income currently, including those at the Company's principal foreign manufacturing operations where the functional currency is the U.S. dollar.

G. FOREIGN CURRENCY INSTRUMENTS AND INTEREST RATE AGREEMENTS

The Company enters into forward foreign exchange contracts, foreign currency option contracts and currency swap agreements to offset certain operational and balance sheet exposures from changes in foreign currency exchange rates. Such exposures result from the portion of the Company's operations, assets and liabilities that are denominated in currencies other than the U.S. dollar. These foreign exchange contract, option and swap transactions are entered into to support normal recurring purchases, product sales and financing transactions, and accordingly, are not speculative in nature.

Forward foreign exchange contracts are utilized to manage the risk associated with currency fluctuations on certain firm purchase commitments, firm sales commitments and certain non-U.S. dollar denominated asset and liability positions. The forward foreign exchange contracts that relate to firm purchase and sales commitments are designated as effective hedges of firm foreign currency commitments, and accordingly, the gains and losses on these contracts are deferred and included in the measurement of the related foreign currency transaction. Gains and losses on forward foreign exchange contracts designated to hedge foreign currency assets and liabilities are recognized in income as the exchange rates change and offset the foreign currency gains and losses on the related transactions. The face amounts of forward foreign exchange contracts outstanding at October 29, 1994, October 30, 1993 and October 31, 1992 were $136.4 million, $107.9 million and $107.4 million, respectively. Forward foreign exchange contracts outstanding at October 29, 1994 have maturities of up to 14 months.

The Company also may periodically purchase foreign currency option contracts to hedge certain probable anticipated, but not firmly committed, foreign currency transactions related to the sale of product during the ensuing twelve months. These foreign currency option contracts are designated as effective hedges of such transactions, and accordingly, the costs and any gains associated with these option contracts are deferred and included in the measurement of the related foreign currency transaction. When the dollar strengthens significantly against the foreign currencies, the decline in value of future foreign currency cash flows is partially offset by the gains in the value of purchased currency options designated as hedges. Conversely, when the dollar weakens, the increase in the value of future foreign currency cash flows is reduced only by the premium paid to acquire the options. The face amounts of foreign currency option contracts outstanding at October 29, 1994, October 30, 1993 and October 31, 1992 were $28.6 million, $29.0 million and $27.3 million, respectively. Purchased foreign currency options outstanding at October 29, 1994 have maturities of up to 6 months.

                              ANALOG DEVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   (CONTINUED)


Currency swap agreements are utilized to hedge the net investment in certain foreign subsidiaries. Realized and unrealized gains and losses on such agreements related to the net foreign investment being hedged are recognized in the cumulative translation adjustment component of stockholders' equity. The face amount of currency swap agreements outstanding at October 29, 1994 was $10.0 million. Currency swap agreements outstanding at October 29, 1994 have maturities of up to one year.

The Company enters into interest rate swap and cap agreements to partially modify the interest characteristics of its financing arrangements from a fixed to a floating rate basis. These agreements involve the receipt of fixed rate amounts in exchange for floating rate interest payments over the life of the agreement without an exchange of the underlying principal amounts. The differential to be paid or received is accrued as interest rates change and recognized as an adjustment to interest expense related to the financing arrangement. The related amount payable to or receivable from counterparties is included in liabilities or assets. The notional principal amounts of interest rate swap and cap agreements outstanding at October 29, 1994 and October 30, 1993 were $50.5 million and $40.0 million, respectively. Interest rate swap and cap agreements outstanding at October 29, 1994 have maturities of up to 12 years.

The cash requirements of the above-described foreign currency instruments and interest rate swap and cap agreements approximate their fair value. Cash flows associated with these financial instruments are classified consistent with the cash flows from the transactions being hedged.

The foreign currency instruments and interest rate swap and cap agreements involve, to a varying degree, elements of market and interest rate risk not recognized in the consolidated financial statements. While the contract or notional amounts are often used to express the volume of the above-described instruments, the amounts potentially subject to credit risk are generally limited to the amounts, if any, by which the counterparties' obligations under the agreements exceed the obligations of the Company to the counterparties. The Company controls credit risk through credit approvals, limits and monitoring procedures including the use of high credit quality counterparties.

H.  CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of investments and trade accounts receivable.

The Company maintains cash, cash equivalents and short-term investments with high credit quality financial institutions and monitors the amount of credit exposure to any one financial institution.

The Company sells its products to distributors and original equipment manufacturers involved in a variety of industries including industrial automation, instrumentation, military/aerospace, and to an increasing degree, computers and peripherals, telecommunications and high performance consumer electronics. The Company has adopted credit policies and standards to accommodate growth into these markets. The Company believes that any risk of accounting loss with respect to trade accounts receivable is limited due to the diversity of its products, end customers and geographic sales areas. The Company performs continuing credit evaluations of its customers financial condition and although the Company generally does not require collateral, letters of credit may be required from its customers in certain circumstances. Due to the Company's credit evaluation and collection process, bad debt losses have been insignificant.

                              ANALOG DEVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   (CONTINUED)


I. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments."

The following estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

                                              OCTOBER 29, 1994                       OCTOBER 30, 1993
                                              ----------------                       ----------------
                                        CARRYING              FAIR             CARRYING             FAIR
                                          Amount             Value               Amount            Value
- --------------------------------------------------------------------------------------------------------
Assets:
    Cash and cash equivalents         $  109,113        $  109,113            $  80,668        $  80,668
    Short-term investments                72,652            72,652                    -                -

Liabilities:
    Short-term borrowings                 (2,917)           (2,917)              (2,006)          (2,006)
    Long-term debt, including
      current portion                   (100,000)          (93,800)            (100,000)        (102,400)

Foreign Currency Instruments and
  Interest Rate Agreements:
    Interest rate swap
      and cap agreements                       5            (3,065)                  98               89
    Forward foreign currency
      exchange contracts                  (1,458)              641                  727               25
    Foreign currency option
      contracts                              308                41                  460              468
    Currency swap agreement                 (853)             (840)
                                                                                      -                -
- --------------------------------------------------------------------------------------------------------

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash, cash equivalents and short-term investments -The carrying amounts of these items are a reasonable estimate of their fair value due to the short term to maturity and readily available market for these types of investments.

Short-term borrowings-The carrying amounts of these variable-rate borrowings approximate fair value due to the short period of time to maturity.

Long-term debt-The fair value of long-term debt is estimated based on current interest rates available to the Company for debt instruments with similar terms, degree of risk and remaining maturities.

Interest rate swap and cap agreements-The fair value of interest rate swap and cap agreements are obtained from dealer quotes. These values represent the estimated amount the Company would receive or pay to terminate the agreements taking into consideration current interest rates.

Forward foreign currency exchange contacts-The estimated fair value of forward foreign currency exchange contracts is based on the estimated amount at which they could be settled based on market exchange rates.

                              ANALOG DEVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   (Continued)


Foreign currency option contracts and currency swap agreement-The fair values of foreign currency option contracts and currency swap agreement are obtained from dealer quotes. These values represent the estimated amount the Company would receive or pay to terminate the agreements.


J. REVENUE RECOGNITION

Revenue from product sales to end users is recognized upon shipment. A portion of the Company's sales are made to domestic distributors under agreements allowing for price protection and certain rights of return on merchandise unsold by the distributors. Because of the uncertainty associated with pricing concessions and future returns, the Company defers recognition of such sales and related gross margin until the merchandise is sold by the distributors. For sales to international distributors, the Company recognizes the sale upon shipment to the distributor, but provides specific reserves for possible returns and allowances.

K. INCOME TAXES

In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS
109). FAS 109 requires a change from the deferred method of accounting for income taxes under APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FAS 109, the effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

Effective October 31, 1993 the Company adopted FAS 109. The adoption of FAS 109 was not material to the consolidated financial statements. As permitted by FAS 109, prior years' financial statements have not been restated.

Pursuant to the deferred method under APB Opinion 11, which was applied at October 30, 1993 and in prior fiscal years, deferred income taxes are recognized for income and expense items that are reported in different years for financial reporting purposes and income tax purposes using the tax rate applicable for the year of calculation. Under the deferred method, deferred taxes are not adjusted for subsequent changes in tax rates.

L. STOCK SPLIT

On November 30, 1994, the Company's Board of Directors authorized a three-for-two stock split effected in the form of a 50% stock dividend distributed on January 4, 1995 to stockholders of record December 12, 1994. The split was accomplished through the issuance of common stock and the reissuance of treasury stock. All references to share and per share amounts have been restated to reflect the split.

M. EARNINGS PER SHARE OF COMMON STOCK

Primary earnings per common share are computed based on the weighted average number of common shares outstanding during the year, adjusted for incremental shares assumed issued for dilutive common stock equivalents. Fully diluted earnings per share do not differ materially from primary earnings per share.

N. RECLASSIFICATIONS

Certain amounts reported in previous years have been reclassified to conform to the 1994 presentation.

                              ANALOG DEVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


2. INDUSTRY AND GEOGRAPHIC SEGMENT INFORMATION

INDUSTRY

The Company operates predominantly in one industry segment: the design, manufacture and marketing of a broad line of high-performance linear, mixed-signal and digital integrated circuits that address a wide range of real-world signal processing applications.

GEOGRAPHIC INFORMATION

The Company operates in three major geographic areas. information on the Company's geographic operations is set forth in the table below. the predominant countries comprising European operations are England, France, Germany and Ireland. The predominant country comprising Asian operations is Japan. For segment reporting purposes, sales generated by North American operations in the table include export sales of $96,700,000, $71,542,000 and $41,010,000 in 1994, 1993 and 1992, respectively; sales generated by European operations include export sales of $1,267,000 in 1992. Transfers between geographic areas are based on market comparables and are consistent with prevailing tax regulations. Operating income reflects the allocation of corporate expenses of $19,718,000, $17,174,000 and $14,901,000 in 1994, 1993
and 1992, respectively, to the appropriate geographic area based upon their beneficial and causal relationship to each area. Corporate identifiable assets consist of cash equivalents, short-term investments and intangible assets.

GEOGRAPHIC SEGMENT INFORMATION                                           1994               1993            1992
- ----------------------------------------------------------------------------------------------------------------
Sales            NORTH AMERICA, INCLUDING EXPORT  . . . .            $440,609           $363,671        $309,110
                 EUROPE . . . . . . . . . . . . . . . . .             198,000            196,310         169,330
                 ASIA . . . . . . . . . . . . . . . . . .             134,865            106,338          88,875
                                                                     --------           --------        --------
                   TOTAL SALES  . . . . . . . . . . . . .            $773,474           $666,319        $567,315
                                                                     ========           ========        ========

Transfers        NORTH AMERICA, INCLUDING EXPORT  . . . .            $192,442           $161,081        $129,030
Between          EUROPE . . . . . . . . . . . . . . . . .             110,801             94,948          64,630
Areas            ASIA . . . . . . . . . . . . . . . . . .              19,603             12,569               -
                                                                     --------           --------        --------
                   TOTAL TRANSFERS BETWEEN AREAS  . . . .            $322,846           $268,598        $193,660
                                                                     ========           ========        ========

Operating        NORTH AMERICA, INCLUDING EXPORT  . . . .            $ 52,706           $ 26,546        $  5,679
Income           EUROPE . . . . . . . . . . . . . . . . .              47,170             35,205          18,516
                 ASIA . . . . . . . . . . . . . . . . . .               1,940                934           1,977
                                                                     --------           --------        --------
                   TOTAL OPERATING INCOME . . . . . . . .            $101,816           $ 62,685        $ 26,172
                                                                     ========           ========        ========

Identifiable     NORTH AMERICA, INCLUDING EXPORT  . . . .            $354,881           $367,347        $333,256
Assets           EUROPE . . . . . . . . . . . . . . . . .             176,755            147,979         143,042
                 ASIA . . . . . . . . . . . . . . . . . .              95,988             78,215          48,182
                 CORPORATE  . . . . . . . . . . . . . . .             188,247             84,951          37,387
                                                                     --------           --------        --------
                   TOTAL ASSETS . . . . . . . . . . . . .            $815,871           $678,492        $561,867
                                                                     ========           ========        ========

                              ANALOG DEVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


3.  ACCRUED LIABILITIES

Accrued liabilities at October 29, 1994, October 30, 1993 and October 31, 1992 consisted of the following:

                                                           1994            1993            1992
- -----------------------------------------------------------------------------------------------
         Accrued compensation
           and benefits                                 $33,908         $31,652         $23,007
         Other                                           26,313          18,241          15,802
- -----------------------------------------------------------------------------------------------
         Total accrued liabilities                      $60,221         $49,893         $38,809
===============================================================================================

4. DEBT AND CREDIT FACILITIES

6 5/8% NOTES

ON March 11, 1993, the Company completed a public offering of $80 million of seven-year 6 5/8% notes due March 1, 2000 with semiannual interest payments on March 1 and September 1. The net proceeds of the offering were approximately $79 million after payment of the underwriting discounts and expenses of the offering which were deferred and are being amortized to interest expense over the term of the Notes. Approximately $60.0 million of the net proceeds was used to repay in full outstanding U.S. dollar borrowings under the Company's revolving credit agreement. Simultaneous with the sale of the Notes, the Company entered into an interest rate swap and cap agreement for the term of the Notes having a notional principal amount of $40 million whereby the effective net interest rate on $40 million of the Notes will be the six-month libor rate (up to a maximum of 7%) plus 1.4%. For the year ended October 29, 1994, the net effective interest rate on $40 million of the Notes was 6.6% after giving effect to the interest rate swap agreement.

FIXED RATE TERM LOAN

The Company has an unsecured, three-year term loan with a bank in the amount of $20,000,000 at a fixed interest rate of 7.18% per annum. Under this agreement, the Company is generally subject to the same financial covenants as are contained in the Revolving Credit Agreement described below. The Company was in compliance with all covenants under this agreement at October 29, 1994. This loan was repaid in full at maturity on November 14, 1994.

REVOLVING CREDIT AGREEMENT AND LINES OF CREDIT

The Company has a revolving credit agreement with several banks which commits them to lend up to $60,000,000. The terms of the credit agreement provide that interest on U.S. dollar borrowings may not exceed the greater of the prime rate or the federal funds rate plus .50%. Under this agreement, the Company also has the option to borrow both U.S. dollars and foreign currencies at interest rates tied to various money market instruments, customarily below the prime rate. Under the credit agreement, the Company is currently required to pay fees of .05 of 1% per annum on the unused portion of the lending commitment and .15 of 1% per annum on the total amount of the committed facility. All borrowings under the credit agreement are due no later than September 8, 1998. Borrowing from banks not participating in the agreement is permitted as long as the Company maintains certain required financial ratios. The credit agreement requires the Company to maintain stated minimum net worth and current ratio levels, plus a stated maximum ratio of total liabilities to net worth. In addition, the credit agreement restricts the aggregate of all cash dividend payments declared or made subsequent to October 29, 1994 to an amount not exceeding $85,147,000 plus 50% of the consolidated net income of the Company for the period from October 30, 1994 through the end of the Company's then most recent fiscal quarter. At October 29, 1994, the Company was in compliance with all covenants under the credit agreement. There are no compensating balance requirements under the credit agreement. In addition to the credit agreement, the Company also has various unsecured, uncommitted money market lines of credit with its credit agreement and other banks which provide for short-term borrowings.

                              ANALOG DEVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


The weighted average interest rates of U.S. dollar borrowings under the credit agreement and the uncommitted money market lines of credit were 4.0% and 4.3% during 1993 and 1992, respectively. The weighted average interest rate of U.S. dollar borrowings under the credit agreement and the uncommitted money market lines of credit was 4.1% at October 31, 1992. There were no variable rate U.S. dollar borrowings under the credit agreement or the uncommitted money market lines of credit during 1994 nor were there any such borrowings outstanding at October 29, 1994 or October 30, 1993. The weighted average interest rates of foreign currency borrowings under foreign lines of credit were 8.7%, 10.9% and 12.4% during 1994, 1993 and 1992, respectively. The weighted average interest rates of foreign currency borrowings were 7.4%, 11.8% and 11.7% at October 29, 1994, October 30, 1993 and October 31, 1992, respectively. There were $2.9 million of foreign currency borrowings outstanding at October 29, 1994, which were at prevailing money market rates for the respective currencies. Borrowings under the Company's credit agreement and lines of credit are generally due within six months. In 1992, however, a portion of these borrowings were classified as long-term debt based on the Company's intention to refinance a portion of these borrowings on a long-term basis and the ability to refinance these borrowings under the credit agreement.


Long-term debt, including current maturities, at October 29, 1994,  October 30,
1993 and October 31, 1992 consisted of the following:
                                                       1994                  1993                 1992
- ------------------------------------------------------------------------------------------------------
           6 5/8% Notes due 2000                   $ 80,000              $ 80,000              $     -
           7.18% term loan                           20,000                20,000               20,000
           Revolving credit agreement
             and other lines of credit:
               U.S. dollars                               -                     -               30,000
           4.73% term loan                                -                     -               20,000
           Other                                          -                     -                  194
- ------------------------------------------------------------------------------------------------------
                                                    100,000               100,000               70,194
           Less current portion of
             long term debt                          20,000                     -                   194
- ------------------------------------------------------------------------------------------------------
           Long term debt                          $ 80,000              $100,000              $70,000
======================================================================================================

Aggregate principal payments on long-term debt and short-term borrowings for the following fiscal years are: 1995-$22.9 million; 2000-$80.0 million.

                              ANALOG DEVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


5. LEASE COMMITMENTS

The Company leases certain of its facilities and equipment under various operating and capital leases which expire at various dates through 2010. The lease agreements frequently include renewal and purchase provisions and require the Company to pay taxes, insurance and maintenance costs.

Total rental expense under operating leases was $9,985,000, $8,853,000 and $9,268,000 in 1994, 1993 and 1992, respectively.

The following is a schedule of future minimum lease payments under capital leases and rental payments required under long-term operating leases at October
29, 1994:

                                              OPERATING                 CAPITAL
FISCAL YEARS                                     LEASES                  LEASES
- -------------------------------------------------------------------------------
1995                                            $ 7,893                    $280
1996                                              4,444                      47
1997                                              3,004                       -
1998                                              2,618                       -
1999                                              2,530                       -
Later Years                                      19,231                       -
- -------------------------------------------------------------------------------
Total                                           $39,720                    $327
                                                =======
Less amount representing interest                                           (30)
                                                                           ----
Present value of minimum lease payments                                    $297
                                                                           ====

Net property, plant and equipment includes the following for capital leases:

                                          1994                   1993                   1992
- --------------------------------------------------------------------------------------------
Land and buildings                     $ 1,828                $ 1,828               $  1,828
Machinery and equipment                    829                    829                 10,012
- --------------------------------------------------------------------------------------------
                                         2,657                  2,657                 11,840
Less accumulated amortization           (2,468)                (2,231)               (11,173)
- --------------------------------------------------------------------------------------------
Net capital leases                     $   189                $   426               $    667
============================================================================================


6.  COMMITMENTS AND CONTINGENCIES

The Company is a defendant in a lawsuit brought by Texas Instruments, Incorporated (TI) claiming damages for the Company's alleged infringement of certain patents related to plastic encapsulation of semiconductor devices. The lawsuit relates to sales of plastic encapsulated products sold between February 1989 and August 1994 when the patents expired. In January 1994, the International Trade Commission (ITC) brought an enforcement proceeding against the Company alleging that the Company had violated the terms of the Commission's February 1992 cease and desist order (as modified in July 1993) relating to the importation of plastic encapsulated products into the United States from the Company's foreign subsidiaries. If the Company is found to be in violation of the orders, it may be subject to substantial penalties. The Company has denied the essential allegations in the complaints and believes that it has meritorious defenses in each of these actions which it intends to vigorously pursue. The Company also has a lawsuit pending against TI in which the Company alleges that TI infringed one of its patents relating to digital signal processing products, and TI has filed counterclaims.

                              ANALOG DEVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


The Company is a defendant in a lawsuit brought by Maxim Integrated
Products, Inc. ("Maxim") seeking an injunction against, and claiming damages for, alleged antitrust violations and unfair competition in connection with distribution arrangements between the Company and certain distributors. Maxim alleged that certain distributors ceased doing business with Maxim as a result of the distribution arrangements between the distributors and the Company, resulting in an improper restriction to Maxim's access to channels by which it distributes its products. Maxim asserted actual and consequential damages in the amount of $14.1 million and unspecified claims for restitution and punitive damages. Under applicable law, Maxim would receive three times the amount of any actual damages suffered as a result of any antitrust violation. On September 7, 1994, Maxim's claim was dismissed for lack of evidence. Maxim has appealed this ruling and briefing of the appeal is scheduled to be concluded by March 7, 1995.

Although the Company believes it should prevail in the matters described in the previous two paragraphs, the Company is unable to determine their ultimate outcome or estimate the ultimate amount of liability, if any, at this time.
An adverse resolution of these matters could have a material adverse effect on the Company's consolidated financial position or on its consolidated results of operations or cash flows in the period in which the matters are resolved.

From time to time as a normal incidence of the nature of the Company's business, various claims, charges and litigation are asserted or commenced against the Company arising from or related to contractual relations, personal injury, environmental matters and product liability. The Company has also received and made inquiries with regard to other possible patent infringement claims. These inquiries have been referred to counsel and are in various stages of discussion. If any infringements are determined to exist, the Company may seek or extend licenses or settlements. While the Company cannot accurately predict the ultimate outcome of the matters referred to in this paragraph, at this time management believes that the likelihood of an outcome resulting in a material adverse effect on the Company's consolidated financial position, trends in results of operations or cash flows is remote.

The Company's wholly owned manufacturing facility in the Republic of Ireland has received operating and capital grants. A liability to repay up to $19.2 million of the grants received by the Company would arise in the unlikely event the Company should liquidate its Irish operation prior to the commitment periods noted in the grant agreements which expire at various dates through 1999.

Under the terms of the lease agreement related to the Company's headquarters facility in Norwood, Massachusetts, the Company has agreed to assume the note related to the property in the case of default by the lessor. Assumption of the note, which was $10.5 million at October 29, 1994, would entitle the Company to a first lien on the property. In addition, the Company may be subject to an incremental rent payment if the Company were to either default on the lease or not exercise its option to extend the lease at the end of the current fifteen-year term. This payment would be the present value of the balance of the lessor's debt related to the property in excess of $6.5 million at the end of the current lease term. As of October 29, 1994, the Company's unrecorded financial risk of loss under this agreement was $1.5 million in the unlikely event of default.

7. STOCKHOLDERS' EQUITY

COMMON STOCK

In December 1994, the Board of Directors authorized an amendment to the Company's Articles of Organization to increase the authorized number of shares of common stock from 150,000,000 to 300,000,000 subject to stockholder approval in March 1995.

STOCK PLANS

The 1988 Stock Option Plan provides for the issuance of nonstatutory and incentive stock options to purchase up to 10,350,000 shares of common stock. Under this plan, options may be granted to key employees of the Company and its subsidiaries at a price not less than 100% of the fair market value of the underlying stock on the date of grant. The Company's 1980 Stock Option Plan was terminated upon adoption of the 1988 Stock Option Plan; however, options to purchase common stock remain outstanding under this plan.

                              ANALOG DEVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


Under the 1992 Director Option Plan, each nonemployee director receives nonstatutory options to purchase 15,000 shares of common stock at an exercise price equal to the fair market value on the date of grant. A total of 150,000 shares of common stock may be issued under this plan. In December 1994, the Board of Directors authorized the 1994 Director Option Plan under which each nonemployee director will receive options to purchase 5,250 shares of common stock annually at an exercise price equal to the fair market value on the date of grant. These options vest ratably over a three-year period. A total of 200,000 shares of common stock are reserved for issuance under the plan which is subject to stockholder approval in March 1995. Upon adoption of the 1994 Director Option Plan by the stockholders, no additional options will be granted under the 1992 Director Option Plan.

While the Company may grant options to employees which become exercisable at different times or within different periods, the Company has generally granted options which are exercisable in annual installments of 33.3% each during the third, fourth and fifth years after the date of grant.

Transactions under the Company's stock option plans are summarized in the table below:

                                                                           OPTIONS OUTSTANDING
                                                          SHARES     ---------------------------------
                                                       AVAILABLE                        OPTION PRICE   AGGREGATE
STOCK OPTION ACTIVITY                                  FOR GRANT     NUMBER                PER SHARE       PRICE
- ----------------------------------------------------------------------------------------------------------------
Balance, November 2, 1991                                 1,765       5,217       $2.90 to $12.25     $30,282
- ----------------------------------------------------------------------------------------------------------------
Options granted                                          (1,735)      1,735       $5.00 to $6.83       11,171
Options exercised                                             -        (252)      $2.90 to $5.35         (898)
Options cancelled (1)                                       268        (381)      $2.90 to $10.50      (2,238)
- ----------------------------------------------------------------------------------------------------------------
Balance, October 31, 1992                                   298       6,319       $3.92 to $ 12.25     38,317
- ----------------------------------------------------------------------------------------------------------------
Additional shares authorized for 1988 Stock Option Plan   5,250           -                     -           -
Shares authorized For 1992 Director Option Plan             150           -                     -           -
Options granted                                            (174)        174       $6.59 to $16.09       1,669
Options exercised                                             -      (1,066)      $3.92 to $10.50      (7,695)
Options cancelled (1)                                       330        (384)      $3.92 to $10.50      (2,224)
Shares cancelled upon termination of 1989
  Director Stock Option Plan                                (45)          -                     -           -
- ----------------------------------------------------------------------------------------------------------------
Balance, October 30, 1993                                 5,809       5,043       $3.92 to $16.09      30,067
- ----------------------------------------------------------------------------------------------------------------
Options granted                                          (2,061)      2,061      $14.09 to $20.00      30,482
Options exercised                                             -        (683)      $3.92 to $12.25      (4,250)
Options cancelled (1)                                       123        (124)      $3.92 to $17.17        (844)
- ----------------------------------------------------------------------------------------------------------------
Balance, October 29, 1994                                 3,871       6,297       $3.92 to $20.00     $55,455
================================================================================================================
Options exercisable at October 29, 1994                               1,404       $3.92 to $10.50      $8,010
================================================================================================================

(1) Options cancelled which were originally issued from the 1988 Stock Option Plan are available for subsequent grants. The remaining options cancelled in 1994, 1993 and 1992 were issued from the 1980 Stock Option Plan which has been terminated.

The Company has a stock purchase plan that allows eligible employees to purchase, through payroll deductions, shares of the Company's common stock at 85% of the fair market value at specified dates. Employees purchased 523,800 shares in 1994 (754,500 and 513,500 in 1993 and 1992, respectively) for $6.0 million ($4.2 million and $2.8 million in 1993 and 1992, respectively). At October 29, 1994, 1,422,000 common shares remained available for issuance under the plan.

                              ANALOG DEVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


Under the 1991 Restricted Stock Plan, a maximum of 1,050,000 shares of common stock may be awarded by the Company to key employees for nominal consideration. This plan succeeded the Company's 1978 Restricted Stock Plan which provided for the issuance of up to 3,686,400 shares of common stock. Shares awarded from both plans are restricted as to transfer, usually for a period of five years and, under certain conditions, may be subject to repurchase by the Company at the original purchase price per share. Shares awarded under the Company's restricted stock plans, net of cancellations, for 1994, 1993 and 1992 were 243,000, 21,000 and 231,000, respectively. The fair market value of the shares at the date of award was accounted for as deferred compensation and is being amortized over the restricted period. During 1994, 1993 and 1992, $1,851,000, $1,716,000 and $1,887,000, respectively, of such compensation was charged to expense. At October 29, 1994, there were 275,250 shares of common stock available for issuance under the 1991 Restricted Stock Plan.

WARRANTS

In 1990, the Company issued warrants for the purchase of 1,500,000 shares of common stock. Each warrant entitles the holder to purchase one share of the Company's common stock at an exercise price of $8 per share, subject to certain adjustments, anytime prior to the expiration of the warrants on August 7, 1997. At October 29, 1994, all of the warrants were outstanding.


As of October 29, 1994, a total of 13,365,000 common shares were reserved for issuance under the company's stock plans and warrant agreement.


PREFERRED STOCK

The Company has 500,000 authorized shares of $1.00 par value Preferred Stock. The Board of Directors is authorized to fix designations, relative rights, preferences and limitations on the preferred stock at the time of issuance. The Company had previously authorized 35,000 shares of such Preferred Stock as Series A Convertible Preferred Stock, of which 28,066 shares were sold in prior years. As of June 14, 1990, all of these shares had been fully converted to common stock.

COMMON STOCK PURCHASE RIGHTS

In 1988, the Board of Directors adopted a Shareholder Rights Plan which provides for a dividend distribution of one common stock purchase right for each share of common stock outstanding on February 12, 1988. Under certain circumstances, each right entitles the holder to purchase from the Company one share of common stock at an exercise price of $40 per share.

The rights are not exercisable and cannot be transferred separately from the common stock until ten days after a person acquires 20% or more or makes a tender offer for 30% or more of the Company's common stock. If, after the rights become exercisable, (i) any person becomes the owner of 20% or more of the Company's common stock, or (ii) the Company is the surviving entity in a merger with a 20% or more stockholder, or (iii) a 20% or more stockholder engages in certain "self-dealing" transactions with the Company, each right not owned by such person will entitle its holder to purchase, at the right's exercise price, common stock having a value of two times the exercise price of the right. In addition, if the Company is either (i) acquired in a merger or other business combination in which the Company is not the surviving entity, or
(ii) sells or transfers 50% or more of its assets or earning power to another party, each right will entitle its holder to purchase, upon exercise, common stock of the acquiring Company having a value equal to two times the exercise price of the right.

The rights expire on February 12, 1998 but may be redeemed by the Company for $.0133 per right at any time prior to the tenth day following a person's acquisition of 20% or more of the Company's common stock. So long as the rights are not separately transferable, the Company will issue one right with each new share of common stock issued.

                              ANALOG DEVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


8.  RETIREMENT PLANS

The Company and its subsidiaries have various savings and retirement plans covering substantially all employees. The Company maintains defined contribution plans for the benefit of its eligible United States employees. These plans provide for Company contributions of up to 5% of each participant's total eligible compensation. In addition, the Company contributes an amount equal to each participant's contribution, if any, up to a maximum of 2% of each participant's total eligible compensation. The Company also has various defined benefit pension and other retirement plans for certain foreign employees that are consistent with local statutes and practices. The total expense related to all of the Company's retirement plans in 1994, 1993 and 1992 was $12.6 million, $11.9 million and $10.9 million, respectively, which primarily consists of costs related to domestic defined contribution plans. Also included in total expense is pension expense related to foreign defined benefit plans of $2.5 million for 1994, $3.0 million for 1993 and $2.8 million for 1992. Summary data related to these foreign plans at October 29, 1994 is as follows: accumulated benefit obligation, substantially vested, of $18.4 million; projected benefit obligation of $31.0 million; plan assets at fair value of $28.5 million; discount rates ranging from 5.5% to 15%; compensation increase rates ranging from 4.5% to 12% and expected rate of return on assets ranging from 5% to 15%.

In November 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (FAS 112), which will become effective during fiscal year 1995. FAS 112 requires that postemployment benefits, primarily salary continuation and insurance continuation, be accrued for at the time the benefit is earned by the employee. Adoption of FAS 112 is not expected to have a material impact on the Company's consolidated financial statements.

9.  INCOME TAXES

As discussed in Note 1(k), the Company adopted FAS 109 as of October 31, 1993.

The reconciliation of income tax computed at the U.S. federal statutory rates to income tax expense is as follows:

                                                                         LIABILITY METHOD       DEFERRED METHOD
                                                                         ----------------       ---------------
                                                                               1994           1993            1992
- ------------------------------------------------------------------------------------------------------------------
U.S. federal statutory tax rate                                                35.0%          34.8%             34%
Income tax provision reconciliation:
  Tax at statutory rate                                                      $33,919        $19,322        $ 6,448
  Irish income subject to lower tax rate                                      (7,299)        (7,951)        (5,762)
  Change in valuation allowance                                               (4,265)             -              -
  State income taxes, net of federal benefit                                   1,076            437             78
  Research and development tax credits                                        (1,074)           347              -
  Foreign Sales Corporation                                                     (731)             -              -
  Amortization of goodwill                                                       503            500            489
  Net foreign tax in excess of (less than)
    U.S. federal statutory tax rate                                              247          (203)           (338)
  Foreign tax credits (utilized) unutilized                                        -        (1,444)          3,201
  Other, net                                                                      39             60            (86)
- ------------------------------------------------------------------------------------------------------------------

    Total income tax provision                                               $22,415        $11,068        $ 4,030
==================================================================================================================

For financial reporting purposes, income before income taxes includes the following components:

                                                                              1994         1993         1992
- ------------------------------------------------------------------------------------------------------------
Pretax income:
  Domestic                                                                 $35,621      $ 8,228      $(9,985)
  Foreign                                                                   61,290       47,297       28,950
- ------------------------------------------------------------------------------------------------------------
                                                                           $96,911      $55,525      $18,965
============================================================================================================

                              ANALOG DEVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


         The components of the provision for income taxes are as follows:

                                                                              1994         1993         1992
- ------------------------------------------------------------------------------------------------------------
Current:
  Federal                                                                  $18,479      $ 3,884      $ 2,383
  Foreign                                                                   10,576        8,788        3,181
  State                                                                      1,665          670          129
- ------------------------------------------------------------------------------------------------------------
Total current                                                              $30,720      $13,342      $ 5,693
============================================================================================================

Deferred (prepaid):
  Federal                                                                  $(7,601)     $(2,313)     $(2,201)
  Foreign                                                                     (704)          39          538
- ------------------------------------------------------------------------------------------------------------
Total deferred (prepaid)                                                   $(8,305)     $(2,274)     $(1,663)
============================================================================================================

The significant components of the Company's deferred tax assets and liabilities as of
October 29, 1994 are as follows:

                                                                               1994
- -----------------------------------------------------------------------------------
Deferred tax assets:
  Inventory reserves                                                       $ 12,261
  Capital loss carryover                                                      8,513
  Deferred income on shipments to domestic distributors                       5,254
  Reserves for employee benefits                                              2,890
  Restricted stock                                                            2,123
  Alternative Minimum Tax carryover                                           1,764
  Intercompany profits in foreign inventories                                 1,709
  Reserve for bad debts                                                       1,650
  Foreign tax credits                                                         1,522
  Other                                                                       3,314
- -----------------------------------------------------------------------------------
    Total gross deferred tax assets                                          41,000
    Valuation allowance for deferred tax assets                             (10,035)
- -----------------------------------------------------------------------------------
       Total deferred tax assets                                           $ 30,965
- -----------------------------------------------------------------------------------
Deferred tax liabilities:
  Depreciation                                                             $ (8,603)
- -----------------------------------------------------------------------------------
    Total gross deferred liabilities                                       $ (8,603)
- -----------------------------------------------------------------------------------
      Net deferred tax assets                                              $ 22,362
===================================================================================

The valuation allowance at the beginning of fiscal 1994 was $14,300. The net change in the valuation allowance for the year ended October 29, 1994 was a decrease of $4,265 from the utilization of general business and foreign tax credits. The valuation allowance as of October 29, 1994 relates primarily to capital loss carryovers and tax credits.

                              ANALOG DEVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


The components of the provision for deferred income taxes for the fiscal years ended October 30, 1993 and
October 31, 1992 are as follows:
                                                                                1993            1992
- ----------------------------------------------------------------------------------------------------
Components of deferred (prepaid) tax provision (benefit):
  Tax depreciation in excess of (less than) book depreciation                $(2,064)        $(2,428)
  General business tax credits                                                 1,814            (244)
  Inventory reserves                                                             878          (3,982)
  Deferred income on shipments to domestic distributors                         (716)         (2,877)
  Restricted stock                                                               583            (230)
  Net decrease (increase) in intercompany profits in
    foreign inventories                                                         (431)            926
  Foreign tax credits                                                           (429)          4,977
  Reserves for employee benefits                                                (154)           (274)
  Restructuring reserves                                                           -           1,854
  Other, net                                                                  (1,755)            615
- ----------------------------------------------------------------------------------------------------
    Total provision for deferred (prepaid) income taxes                      $(2,274)        $(1,663)
====================================================================================================

The Company's practice is to reinvest indefinitely the earnings of certain international subsidiaries. Applicable U.S. Federal and state income taxes, net of related foreign tax credits, are provided only on amounts planned to be remitted. Accordingly, no U.S. Federal and state income taxes have been provided for approximately $221,893,000 of unremitted earnings of international subsidiaries.

                              ANALOG DEVICES, INC.
                SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)


Quarterly financial information for 1994 and 1993 (thousands of dollars except as noted):

                                  4Q94        3Q94       2Q94      1Q94       4Q93      3Q93       2Q93      1Q93
- --------------------------------------------------------------------------------------------------------------------
Net sales                        203,301    197,058    192,027   181,088    179,000   173,104    162,912    151,303
- --------------------------------------------------------------------------------------------------------------------
Cost of sales                    101,457     99,890     98,508    94,593     94,166    91,378     86,330     78,978

Gross margin                     101,844     97,168     93,519    86,495     84,834    81,726     76,582     72,325
  % of sales                          50%        49%        49%       48%        47%       47%       47%        48%
- --------------------------------------------------------------------------------------------------------------------
Operating expenses:
  Research and development        29,048     27,205     26,360    24,256     24,954    24,307     23,094     21,752
  Selling, marketing, general
    and administrative            43,807     43,333     42,204    40,997     41,075    40,184     38,745     38,671
- --------------------------------------------------------------------------------------------------------------------
Total operating expenses          72,855     70,538     68,564    65,253     66,029    64,491     61,839     60,423
  % of sales                          36%        36%        36%       36%        37%       37%        38%        40%
- --------------------------------------------------------------------------------------------------------------------
Operating income                  28,989     26,630     24,955    21,242     18,805    17,235     14,743     11,902
  % of sales                          14%        14%        13%       12%        11%       10%         9%         8%
- --------------------------------------------------------------------------------------------------------------------
Nonoperating expenses (income):
  Interest expense                 1,694      1,796      1,829     1,830      1,886     2,005      1,766      1,527
  Other                           (1,222)      (891)      (103)      (28)      (172)      (31)       (36)       215
- --------------------------------------------------------------------------------------------------------------------
Total nonoperating expenses          472        905      1,726     1,802      1,714     1,974      1,730      1,742
- --------------------------------------------------------------------------------------------------------------------
Income before income taxes        28,517     25,725     23,229    19,440     17,091    15,261     13,013     10,160
  % of sales                          14%        13%        12%       11%        10%        9%         8%         7%
- --------------------------------------------------------------------------------------------------------------------
Provision for income taxes         6,844      6,046      5,345     4,180      3,076     3,099      2,861      2,032
- --------------------------------------------------------------------------------------------------------------------
Net income                        21,673     19,679     17,884    15,260     14,015    12,162     10,152      8,128
  % of sales                          11%        10%         9%        8%         8%        7%        6%          5%
  Per share                          .28        .25        .23       .20        .18       .16        .14        .11
- --------------------------------------------------------------------------------------------------------------------
Shares used to compute
  earnings per share              78,075     77,485     77,071    76,455     76,303    76,270     75,747     74,455
- --------------------------------------------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                                    PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The response to this item is contained in part under the caption "EXECUTIVE OFFICERS OF THE COMPANY" in Part I hereof, and the remainder is contained in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on March 14, 1995 (the "1995 Proxy Statement") under the caption "Election of Directors" and is incorporated herein by reference.


ITEM 11.    EXECUTIVE COMPENSATION

The response to this item is contained in the Company's 1995 Proxy Statement under the captions "Directors' Compensation," "Executive Compensation", "Severance and Other Agreements" and "Approval of the 1994 Director Option Plan," and is incorporated herein by reference. Information relating to a delinquent filing of a Form 4 by an executive officer of the Company is contained in the Company's 1995 Proxy Statement under the caption "Delinquent Filing of Forms 4."


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The response to this item is contained in the Company's 1995 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this item is contained in the Company's 1995 Proxy Statement under the caption "Transactions with Directors," and is incorporated herein by reference.

                                    PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON Form 8-K

(A) 1.  FINANCIAL STATEMENTS

     The following consolidated financial statements are included in Item 8:

        - Consolidated Statements of Income for the years ended October 29, 1994, October 30, 1993 and October 31, 1992
        - Consolidated Balance Sheets as of October 29, 1994, October 30, 1993 and October 31, 1992
        - Consolidated Statements of Stockholders' Equity for the years ended October 29, 1994, October 30, 1993 and October 31, 1992
        - Consolidated Statements of Cash Flows for the years ended October 29, 1994, October 30, 1993 and October 31, 1992

(A) 2.  FINANCIAL STATEMENT SCHEDULES

     No Financial Statement Schedules have been presented since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

(A) 3.  LISTING OF EXHIBITS

     EXHIBIT
       NO.                                            DESCRIPTION
     -------                                          -----------
      3-1      Restated Articles of Organization of Analog Devices, Inc., as
               amended, filed as an exhibit to the Company's Form 10-K
               for the fiscal year ended October 31, 1992 and incorporated herein by reference.

      3-2 By-Laws of Analog Devices, Inc. as amended, filed as an exhibit to the Company's Form 10-K for the fiscal year ended October
               31, 1992 and incorporated herein by reference.

      4-1      Rights Agreement, as amended, between Analog Devices, Inc.
               and The First National Bank of Boston, as Rights Agent, filed as an exhibit to a Form 8 filed on June 27, 1989 amending the Registration Statement on Form 8-A relating to Common Stock
               Purchase Rights, and incorporated herein by reference.

      4-2      Indenture dated as of March 1, 1993 between Analog Devices, Inc.
               and The First National Bank of Boston, filed herewith.

*     10-1     Bonus Plan of Analog Devices, Inc., filed herewith.

*     10-2     1978 Restricted Stock Plan of Analog Devices, Inc., as amended, filed as an exhibit to the Company's Form 10-K for the fiscal year ended November 3, 1990 and incorporated herein by reference.

*     10-3     1991 Restricted Stock Plan of Analog Devices, Inc., filed as an exhibit to the Company's Form 10-K for the fiscal year ended
               November 2, 1991 and incorporated herein by reference.

*     10-4     1980 Stock Option Plan of Analog Devices, Inc., as amended, filed as an exhibit to the Company's Form 10-K for the fiscal year ended October 29, 1988 and incorporated herein by reference.

     EXHIBIT
       NO.                            DESCRIPTION
     -------                          -----------
*     10-5      1988 Stock Option Plan of Analog Devices, Inc., as amended, filed as an exhibit to the Company's Form 10-K for the
                fiscal year ended October 31, 1992 and incorporated herein by reference.

*     10-6      1989 Director Stock Option Plan of Analog Devices, Inc., as
                amended, filed as an exhibit to the Company's Form 10-K for the fiscal year ended November 2, 1991 and incorporated herein by reference.

*     10-7      1992 Director Option Plan of Analog Devices, Inc., filed as an exhibit to the Company's Form 10-K for the fiscal year
                ended October 31, 1992 and incorporated herein by reference.

*     10-8      1994 Director Option Plan of Analog Devices, Inc., filed
                herewith.

      10-9      Lease agreement dated February 13, 1970 between Analog Devices,
                Inc. and the trustees of Campanelli Investment Trust, relating to the premises at 30 Perwal Street, Westwood, Massachusetts, filed herewith.

      10-10 Amended and restated lease agreement dated May 1, 1992 between Analog Devices, Inc. and the trustees of Everett Street Trust relating to the premises at 3 Technology Way, Norwood, Massachusetts, filed as an exhibit to the Company's Form 10-K for the fiscal year ended October 31, 1992 and incorporated herein by reference.

      10-11     Guaranty dated as of May 1, 1994 between Analog Devices, Inc.
                and Metropolitan Life Insurance Company relating to the premises at 3 Technology Way, Norwood, Massachusetts, filed as an exhibit to the Company's Form 10-Q for the fiscal quarter ended April 30, 1994 and incorporated herein by reference.

      10-12     Letter Agreement dated as of May 18, 1994 between Analog
                Devices, Inc. and Metropolitan Life Insurance Company relating to the premises at 3 Technology Way, Norwood, Massachusetts, filed as an exhibit to the Company's Form 10-Q for the fiscal quarter ended April 30, 1994 and incorporated herein by reference.

      10-13     Reimbursement Agreement dated May 18, 1992 between Analog
                Devices, Inc. and the Trustees of Everett Street Trust, filed as an exhibit to the Company's Form 10-K for the fiscal year ended October 31, 1992 and incorporated herein by reference.

      10-14     Lease Agreement dated August 8, 1990 between Precision
                Monolithics, Inc. and Bourns, Inc. relating to the premises at 1525 Comstock Road, Santa Clara, California, filed as an exhibit to the Company's Form 10-K for the fiscal year ended
                November 3, 1990 and incorporated herein by reference.

      10-15 Lease agreement dated August 8, 1990, as amended, between Precision Monolithics, Inc. and Bourns, Inc. relating to the premises at 1500 Space Park Drive, Santa Clara, California, filed as an exhibit to the Company's Form 10-K for the fiscal year ended November 3, 1990 and incorporated herein by reference.

      10-16     Credit Agreement dated as of March 12, 1993 among Analog
                Devices, Inc. and Morgan Guaranty Trust Company of New York,
                Bank of America National Trust and Savings Association,
                Continental Bank, N.A., The First National Bank of Boston and
                Morgan Guaranty Trust Company of New York, as Agent, filed as an exhibit to the Company's Form 10-Q for the fiscal quarter ended May 1, 1993 and incorporated herein by reference.

      10-17     Amendment No. 1 dated as of May 18, 1993 to the Company's
                Credit Agreement dated March 12, 1993, filed as an exhibit to the Company's Form 10-Q for the fiscal quarter ended
                July 31, 1993 and incorporated herein by reference.

     EXHIBIT
       NO.                                 DESCRIPTION
     -------                               -----------
      10-18    Amendment No. 2 dated as of September 8, 1994 to the Company's
               Credit Agreement dated March 12, 1993, filed herewith.

      10-19    Term loan agreement dated as of November 12, 1991 between Analog
               Devices, Inc. and the First National Bank of Boston, filed as an exhibit to the Company's Form 10-K for the fiscal year ended
               November 2, 1991 and incorporated herein by reference.

*     10-20    Form of Employee Retention Agreement, as amended, filed as an exhibit to the Company's Form 10-K for the fiscal year
               ended October 31, 1992 and incorporated herein by reference.

*     10-21    Employee Change in Control Severance Policy of Analog Devices,
               Inc., as amended, filed as an exhibit to the Company's 10-K for the fiscal year ended October 30, 1993 and incorporated herein by reference.

*     10-22    Senior Management Change in Control Severance Policy of Analog
               Devices, Inc., as amended, filed as an exhibit to the Company's
               10-K for the fiscal year ended October 30, 1993 and incorporated herein by reference.

      10-23    Warrant Agreement dated as of August 8, 1990 between Analog
               Devices, Inc. and Bourns, Inc., filed as an exhibit to the Company's Form 10-K for the fiscal year ended November 3, 1990 and incorporated herein by reference.

*     10-24    Description of Consulting Agreement between Analog Devices, Inc.
               and John L. Doyle, filed as an exhibit to the Company's Form
               10-K for the fiscal year ended November 2, 1991 and incorporated herein by reference.

*     10-25    Letter Agreement between Analog Devices, Inc. and Jerald G.
               Fishman dated December 15, 1994 relating to acceleration of
               Stock options and restricted Stock awards upon termination of employment, filed herewith.

      21       Subsidiaries of the Company, filed herewith.

      23       Consent of Ernst & Young, filed herewith.

      27       Financial Data Schedule

- ---------------
*      Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to item 14(c) of Form 10-K.

(B)    REPORTS ON FORM 8-K

     The Company filed no reports on Form 8-K with the Securities and Exchange Commission during the fiscal quarter ended October 29, 1994.







                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ANALOG DEVICES, INC.
 (Registrant)

By:  /s/  Ray Stata                              By: /s/  Joseph E. McDonough
     -----------------------------                   ---------------------------
     Ray Stata                                       Joseph E. McDonough
     Chairman of the Board and                       Vice President-Finance
     Chief Executive Officer                         and Chief Financial Officer
     (Principal Executive Officer)                   (Principal Financial and
                                                     Accounting Officer)


Date: January 24, 1995                           Date: January 24, 1995
      ----------------------------                     ------------------------

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          NAME                                             TITLE                                    DATE
          ----                                             -----                                    ----
/s/  Ray Stata                                   Chairman of the Board and                     January 24, 1995
- ------------------------------                    Chief Executive Officer                      ----------------
     Ray Stata

/s/  Jerald G. Fishman                                   President,                            January 24, 1995
- ------------------------------                    Chief Operating Officer                      ----------------
     Jerald G. Fishman                                  and Director

/s/  Morris Chang                                         Director                             January 24, 1995
- ------------------------------                                                                 ----------------
     Morris Chang

/s/  John L. Doyle                                        Director                             January 24, 1995
- ------------------------------                                                                 ----------------
     John L. Doyle

                                                          Director
- ------------------------------                                                                 ----------------
     Samuel H. Fuller

/s/  Philip L. Lowe                                       Director                             January 24, 1995
- ------------------------------                                                                 ----------------
     Philip L. Lowe

/s/  Gordon C. McKeague                                   Director                             January 24, 1995
- ------------------------------                                                                 ----------------
     Gordon C. McKeague

/s/  Joel Moses                                           Director                             January 24, 1995
- ------------------------------                                                                 ----------------
     Joel Moses

/s/  Lester C. Thurow                                     Director                             January 24, 1995
- ------------------------------                                                                 ----------------
     Lester C. Thurow
