Form 10-Q
period 1995-01-28
ANALOG DEVICES INC
filed 1995-03-13
CIK 6281

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   Form 10-Q
(Mark One)
  [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended January 28, 1995

                                       OR

  [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
                   For the Transition period from______ to _________

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


                                 (617) 329-4700
              (Registrant's telephone number, including area code)
                                ________________


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   X   NO

    The number of shares outstanding of each of the issuer's classes of Common Stock as of February 24, 1995 was 75,498,177 shares of Common Stock.

                                     PART I
                             FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(thousands except per share amounts)
                                              Three Months Ended
                                              ------------------

                                   January 28, 1995       January 29, 1994
                                   ----------------       ----------------
Net sales                               $208,005                $181,088

Cost of sales                            103,145                  94,593
                                         -------                 -------

Gross margin                             104,860                  86,495

Operating expenses:
  Research and development                30,250                  24,256
  Selling, marketing, general
   and administrative                     43,671                  40,997
                                         -------                 -------
                                          73,921                  65,253
                                         -------                 -------

Operating income                          30,939                  21,242

Nonoperating expenses (income):
  Interest expense                         1,282                   1,830
  Interest income                         (2,191)                   (593)
  Other                                      732                     565
                                         -------                 -------
                                            (177)                  1,802
                                         -------                 -------

Income before income taxes                31,116                  19,440

Provision for income taxes                 7,468                   4,180
                                         -------                 -------

Net income                              $ 23,648                $ 15,260
                                         =======                 =======

Shares used to compute
  earnings per share                      78,431                  76,455
                                         =======                 =======


Earnings per share of common stock      $   0.30                $   0.20
                                         =======                 =======

See accompanying notes.


ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands except share amounts)


Assets                             January 28, 1995     October 29, 1994    January 29, 1994
                                   ----------------     ----------------    ----------------
Cash and cash equivalents             $101,133             $109,113             $ 94,363
Short-term investments                  57,548               72,652                    -
Accounts receivable, net               169,752              162,337              151,056
Inventories:
   Finished good                        40,448               45,678               47,960
   Work in process                      68,055               69,771               79,939
   Raw materials                        18,184               15,277               15,160
                                      --------             --------             --------
                                       126,687              130,726              143,059
Prepaid income taxes                    25,000               25,587               22,500
Prepaid expenses                         6,424                5,042                5,932
                                      --------             --------             --------
   Total current assets                486,544              505,457              416,910
                                      --------             --------             --------

Property, plant and equipment,
  at cost:
   Land and buildings                  122,040              111,857               81,900
   Machinery and equipment             510,608              477,339              452,549
   Office equipment                     34,040               36,613               38,607
   Leasehold improvements               37,620               33,070               27,616
                                      --------             --------             --------
                                       704,308              658,879              600,672

Less accumulated depreciation
    and amortization                   382,567              377,064              357,258
                                      --------             --------             --------
   Net property, plant and
    equipment                          321,741              281,815              243,414
                                      --------             --------             --------

Intangible assets, net                  18,754               19,262               20,794
Deferred charges and other
  assets                                 9,381                9,337                5,497
                                      --------             --------             --------
   Total other assets                   28,135               28,599               26,291
                                      --------             --------             --------
                                      $836,420             $815,871             $686,615
                                      ========             ========             ========




See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands except share amounts)
Liabilities and
Stockholders' Equity                    January 28, 1995        October 29, 1994        January 29, 1994
                                        ----------------        ----------------        ----------------

Short-term borrowings and
   current portion of long-
   term debt                                    $  3,938                $ 22,917                $ 23,531
Obligations under capital leases                     191                     236                     342
Accounts payable                                  86,655                  74,506                  43,501
Deferred income on shipments to
   domestic distributors                          21,450                  18,881                  17,263
Income taxes payable                              32,171                  29,425                  15,410
Accrued liabilities                               57,072                  60,221                  43,014
                                                --------                --------                --------
    Total current liabilities                    201,477                 206,186                 143,061
                                                --------                --------                --------

Long-term debt                                    80,000                  80,000                  80,000
Noncurrent obligations under
   capital leases                                     24                      61                     209
Deferred income taxes                              3,250                   3,225                   9,025
Other noncurrent liabilities                       4,746                   4,484                   4,868
                                                --------                --------                --------
    Total noncurrent liabilities                  88,020                  87,770                  94,102
                                                --------                --------                --------

Commitments and Contingencies

Stockholders' equity:
   Preferred stock, $1.00 par value,
    500,000 shares authorized,
    none outstanding                                   -                       -                       -
   Common stock, $.16 2/3 par value,
    150,000,000 shares authorized,
    75,438,343 shares issued
    (75,252,112 in October 1994,
    51,048,855 in January 1994)                   12,573                  12,542                   8,508
   Capital in excess of par
    value                                        142,621                 141,159                 144,358
   Retained earnings                             385,842                 362,194                 302,958
   Cumulative translation
    adjustment                                     5,964                   6,020                   5,657
                                                --------                --------                --------
                                                 547,000                 521,915                 461,481
   Less 3,433 shares in
    treasury, at cost
    (none in October 1994 and
     1,573,917 in January 1994)                       77                       -                  12,029
                                                --------                --------                --------
    Total stockholders' equity                   546,923                 521,915                 449,452
                                                --------                --------                --------
                                                $836,420                $815,871                $686,615
                                                ========                ========                ========


See accompanying notes.


ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(thousands)
                                                                Three Months Ended
                                                                ------------------
                                                       January 28, 1995    January 29, 1994
                                                       ----------------    ----------------
OPERATIONS
Cash flows from operations:
   Net income                                              $ 23,648             $15,260
   Adjustments to reconcile net income
    to net cash provided by operations:
     Depreciation and amortization                           15,023              15,301
     Deferred income taxes                                       43                 493
     Other noncash expenses                                     402                 816
     Changes in operating assets and liabilities             10,868             (10,555)
                                                           --------             -------
   Total adjustments                                         26,336               6,055
                                                           --------             -------
Net cash provided by operations                              49,984              21,315
                                                           --------             -------

INVESTMENTS
Cash flows from investments:
   Additions to property, plant and equipment, net          (54,764)            (10,047)
   Maturities of short-term investments                      50,192                   -
   Purchase of short-term investments                       (35,088)                  -
                                                           --------             -------
Net cash used for investments                               (39,660)            (10,047)
                                                           --------             -------

FINANCING ACTIVITIES
Cash flows from financing activities:
   Payments on fixed rate borrowings                        (20,000)                  -
   Net increase in variable rate borrowings                   1,035               1,500
   Proceeds from employee stock plans                           685                 869
   Payments on capital lease obligations                        (82)                (81)
                                                           --------             -------
Net cash provided by (used for) financing
   activities                                               (18,362)              2,288
                                                           --------             -------

Effect of exchange rate changes on cash                          58                 139
                                                           --------             -------

Net increase (decrease) in cash and cash
   equivalents                                               (7,980)             13,695
Cash and cash equivalents at beginning of period            109,113              80,668
                                                           --------             -------
Cash and cash equivalents at end of period                 $101,133             $94,363
                                                           ========             =======

SUPPLEMENTAL INFORMATION
Cash paid during the period for:
   Income taxes                                            $  2,954             $ 3,323
                                                           ========             =======
   Interest                                                $    135             $   794
                                                           ========             =======


See accompanying notes.

Analog Devices, Inc.
Notes to Condensed Consolidated Financial Statements
January 28, 1995


Note 1 - In the opinion of management, the information furnished in the accompanying financial statements reflects all adjustments, consisting only of normal recurring adjustments, which are necessary to a fair statement of the results for this interim period and should be read in conjunction with the most recent Annual Report to Stockholders.

Note 2 - Litigation

As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended October 29, 1994 and as set forth in Item 1, "Legal Proceedings" in this Form 10-Q for the fiscal quarter ended January 28, 1995, the Company is engaged in patent infringement litigation with Texas Instruments, Inc. and a related enforcement proceeding brought by the International Trade Commission, and antitrust litigation with Maxim Integrated Products, Inc.

Although the Company believes it should prevail in these matters, the Company is unable to determine their ultimate outcome or estimate the ultimate amount of liability, if any, at this time. An adverse resolution of these matters could have a material adverse effect on the Company's consolidated financial position or on its consolidated results of operations or cash flows in the period in which the matters are resolved.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

First Quarter of Fiscal 1995 Compared to the First Quarter of Fiscal 1994

Net sales increased 15% to $208.0 million for the first quarter of fiscal 1995, compared to net sales of $181.1 million for the first quarter of fiscal 1994. The sales increase resulted primarily from higher sales volumes of standard linear IC products, particularly for high-speed data converters and amplifiers. The Company also continued to experience strong demand for system-level ICs. Total IC sales, including both standard linear and system-level IC products, grew 18% over the prior year to comprise approximately 91% of total sales for the first quarter of fiscal 1995. Sales of assembled products declined 10% from the first quarter of 1994 to the first quarter of 1995.

On a geographic basis, the strongest year-over-year sales gains were registered in Europe and Japan with sales growth in both regions aided by the translation of local currency sales to a weaker average U.S. dollar exchange rate. Sales to European customers recovered from a weak first quarter one year ago as European industrial economies improved. Revenue increases in Japan were largely attributable to increased demand for standard linear IC products. Sales through the North American distribution channel also grew significantly from the comparable quarter of 1994 due to the Company's increased penetration of this channel for its standard linear IC products.

Gross margin improved to 50.4% of sales from 47.8% in the first quarter of 1994. This increase resulted principally from a greater mix of higher-margined standard linear IC products as well as continued improvement in gross margins of system-level IC products year-over-year as further volume efficiencies have been realized in the system-level IC product area.

R&D expense for the first quarter of 1995 grew 24.7% over the same quarter last year to 14.5% of sales as the Company continued investment in high growth opportunities available in communications, digital signal processing and micromachining technology. Selling, marketing, general and administrative (SMG&A) expense growth was contained to 6.5% compared to the first quarter of 1994, increasing at a lower rate than sales. As a result, SMG&A as a percentage of sales decreased to 21.0% from 22.6% for the year ago period.

Operating income increased 46% reaching 14.9% of sales compared to 11.7% for the first quarter of fiscal 1994. This performance gain was attributable to higher sales, improvement in gross margin and continued efforts in further reducing the SMG&A expense to sales ratio.

Nonoperating expenses decreased $2.0 million, benefiting from increased interest income on a higher level of cash, cash equivalents and short-term investments as interest income increased from $593,000 in the first quarter of fiscal 1994 to $2.2 million in the first quarter of fiscal 1995. A reduction in interest expense related to the maturity of the Company's $20.0 term loan early in the first quarter of 1995 also contributed to the decrease in nonoperating expenses from the first quarter of 1994 to the first quarter of 1995.

The effective income tax rate increased from 21.5% of sales for the year ago quarter to 24.0% for the first quarter of fiscal 1995 due to a shift in the mix of worldwide profits.

The growth in sales, improved operating performance and lower nonoperating expenses led to a 55% increase in net income to $23.6 million for the first quarter of fiscal 1995. Earnings per share increased to $.30 from $.20 for last year's first quarter.

First Quarter of Fiscal 1995 Compared to the Fourth Quarter of Fiscal 1994

Continued strength in orders coupled with a strong backlog led to an increase in net sales from $203.3 million for the previous quarter to $208.0 million for the first quarter, a traditionally weak seasonal quarter. First quarter sales growth was due principally to greater sales volumes of both standard linear IC and system-level IC products, with the highest growth for both in the communications and computer sectors. The largest sales increases occurred in Europe, continuing the recovery begun in the fourth quarter.

Gross margin improved slightly from the fourth quarter's 50.1% of sales to 50.4% for the first quarter of 1995. Gross margin for the Company's standard linear IC products remained at a high level, while gross margin for system-level IC products improved.

R&D expenses for the first quarter of 1995 increased $1.2 million over the preceding quarter as the funding of new product development continued. As a percentage of sales, R&D expenses were relatively unchanged at 14.5% compared to 14.3% for the fourth quarter. SMG&A expenses were flat to the prior quarter in dollars and as a percentage of sales decreased from 21.5% to 21.0% for the first quarter of fiscal 1995.

The higher sales, improved gross margin and tight control over operating expenses generated a sequential gain in operating income of 6.7% with operating income reaching 14.9% of sales compared to 14.3% in the previous quarter.

Interest expense was reduced from $1.7 million in the fourth quarter to $1.3 million in the first quarter of 1995 due to a reduction in debt during the first quarter. The effective income tax rate for the first quarter remained at 24.0% compared to the prior quarter.

Net income grew 9.1%, increasing from $21.7 million or $.28 for the fourth quarter of fiscal 1994 to $23.6 million or $.30 per share for the first quarter of fiscal 1995. As a percentage of sales, net income improved to 11.4% from 10.7% for the fourth quarter.

Liquidity and Capital Resources

At January 28, 1995, cash and cash equivalents and short-term investments totaled $158.7 million, a decrease of $23.1 million compared to $181.8 million at the end of the fourth quarter of fiscal 1994 and an increase of $64.3 million compared to $94.4 million at the end of the first quarter of fiscal 1994. The decrease in cash, cash equivalents and short-term investments from the fourth quarter of fiscal 1994 resulted from cash used to fund a portion of capital expenditures as well as reduce debt in the first quarter of fiscal 1995. The increase over the first quarter of fiscal 1994 primarily represented continued generation of cash flow from operations.

Cash provided by operating activities was $50.0 million or 24.0% of sales in the first quarter of 1995 compared to $21.3 million or 11.8% of sales in the first quarter of 1994. The increase in operating cash flows from the year earlier period was principally attributable to higher net income together with an increase in accounts payable. The increase in accounts payable compared to the first quarter of 1994 primarily reflected expenditures associated with the expansion of the Company's wafer fabrication facilities in Limerick, Ireland.

Net additions to property, plant and equipment of $54.8 million for the first quarter of fiscal 1995 were funded with both internally generated cash flow from operations and cash on hand. The majority of these expenditures related to the addition of 6-inch submicron wafer fabrication capability at the Company's facility in Limerick, Ireland. Capital expenditures for fiscal 1995 are currently expected to be approximately $150 million, including capital expenditures associated with the Limerick wafer fabrication expansion.

In the first quarter of fiscal 1995, the Company's 7.18%, $20.0 million loan matured and was repaid in full with cash on hand. At January 28, 1995, substantially all of the Company's lines of credit were unused, including its four-year, $60 million credit facility.

The Company believes that its strong financial condition, existing sources of liquidity, available capital resources and cash expected to be generated from operations leave it well positioned to obtain the funds required to meet its current and future operating requirements.

Litigation

As set forth in Note 2 to the Condensed Consolidated Financial Statements and
Item 1., "Legal Proceedings" contained in this Form 10-Q for the fiscal quarter ended January 28, 1995, the Company is engaged in patent infringement litigation with Texas Instruments, Inc. and a related enforcement proceeding brought by the International Trade Commission, and antitrust litigation with Maxim Integrated Products, Inc.

Although the Company believes it should prevail in these matters, the Company is unable to determine their ultimate outcome or estimate the ultimate amount of liability, if any, at this time. An adverse resolution of these matters could have a material adverse effect on the Company's consolidated financial position or on its consolidated results of operations or cash flows in the period in which the matters are resolved.

                          PART II - OTHER INFORMATION
                              ANALOG DEVICES, INC.


Item 1.  Legal Proceedings

Texas Instruments Litigation

As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended October 29, 1994 (the "1994 10-K"), the Company is a defendant in a lawsuit brought by Texas Instruments, Inc. ("TI") on July 9, 1990 in the United States District Court for the Western District of Texas (Dallas Division). The complaint alleges patent infringement arising from certain plastic encapsulation processes and seeks an injunction and unspecified damages. The trial of this action is now scheduled to begin on April 18, 1995. In addition, the enforcement proceeding brought by the International Trade Commission (the "ITC") alleging that the Company had violated a cease and desist order of the ITC did not commence in February 1995 as previously reported. The initial hearing in this proceeding has been deferred to an as yet unspecified date.

On January 10, 1995, TI commenced a new lawsuit in the United States District Court for the Eastern District of Texas (Marshall Division) naming the Company as a defendant. The complaint alleges infringement of two TI patents relating to digital signal processing technology not at issue in the previously noted litigation and seeks an injunction and unspecified damages. The Company has recently filed an answer and counterclaim denying infringement and challenging the validity of the TI patents. The Company has also filed a motion to transfer this action to the United States District Court for the District of Massachusetts. This case is proceeding and is in its preliminary stages.


Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits - Exhibit 27 - Financial Data Schedule
    (b) There were no reports on Form 8-K filed for the three months ended January 28, 1995.

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



                                                Analog Devices, Inc.
                                                --------------------
                                                   (Registrant)



Date:  March 10, 1995                     By:/s/ Ray Stata
                                                 --------------------
                                                 Ray Stata
                                                 Chairman of the Board and
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)



Date:  March 10, 1995                     By:/s/ Joseph E. McDonough
                                                 --------------------
                                                 Joseph E. McDonough
                                                 Vice President-Finance
                                                 and Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)