Form 10-Q
period 1995-04-29
ANALOG DEVICES INC
filed 1995-06-13
CIK 6281

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    Form 10-Q

(Mark One)
    /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 29, 1995

                                       OR

    / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

       For the Transition period from              to
                                     --------------  ---------------
                           Commission File No. 1-7819

                              Analog Devices, Inc.
             (Exact name of registrant as specified in its charter)

         Massachusetts                                   04-2348234
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                    Identification No.)

  One Technology Way, Norwood, MA                            02062-9106
(Address of principal executive offices)                     (Zip Code)


                                 (617) 329-4700
              (Registrant's telephone number, including area code)
                             ----------------------


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

    The number of shares outstanding of each of the issuer's classes of Common Stock as of May 31, 1995 was 75,678,923 shares of Common Stock.

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(thousands except per share amounts)

                                                          Three Months Ended
                                                          ------------------

                                                   April 29, 1995    April 30, 1994
                                                   --------------    --------------
Net sales                                             $230,046          $192,027

Cost of sales                                          113,652            98,508
                                                      --------          --------

Gross margin                                           116,394            93,519

Operating expenses:
   Research and development                             33,266            26,360
   Selling, marketing, general and
    administrative                                      45,592            42,204
                                                      --------          --------
                                                        78,858            68,564
                                                      --------          --------

Operating income                                        37,536            24,955

Nonoperating expenses (income):
   Interest expense                                      1,022             1,829
   Interest income                                      (1,991)             (931)
   Other                                                   732               828
                                                      --------          --------
                                                          (237)            1,726
                                                      --------          --------

Income before income taxes                              37,773            23,229

Provision for income taxes                               9,066             5,345
                                                      --------          --------

Net income                                            $ 28,707          $ 17,884
                                                      ========          ========


Shares used to compute earnings per share               78,912            77,071
                                                      ========          ========


Earnings per share of common stock                       $0.36             $0.23
                                                      ========          ========



See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(thousands except per share amounts)



                                                            Six Months Ended
                                                            ----------------

                                                   April 29, 1995     April 30, 1994
                                                   --------------     --------------
Net sales                                             $438,051           $373,115

Cost of sales                                          216,797            193,101
                                                      --------           --------

Gross margin                                           221,254            180,014

Operating expenses:
   Research and development                             63,516             50,616
   Selling, marketing, general and
    administrative                                      89,263             83,201
                                                      --------           --------
                                                       152,779            133,817
                                                      --------           --------

Operating income                                        68,475             46,197

Nonoperating expenses (income):
   Interest expense                                      2,304              3,659
   Interest income                                      (4,182)            (1,524)
   Other                                                 1,464              1,393
                                                      --------           --------
                                                          (414)             3,528
                                                      --------           --------

Income before income taxes                              68,889             42,669

Provision for income taxes                              16,534              9,525
                                                      --------           --------

Net income                                            $ 52,355           $ 33,144
                                                      ========           ========


Shares used to compute earnings per share               78,671             76,762
                                                      ========           ========


Earnings per share of common stock                       $0.66              $0.43
                                                      ========           ========


See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands except share amounts)

Assets                            April 29, 1995   October 29, 1994   April 30, 1994
                                  --------------   ----------------   --------------

Cash and cash equivalents            $ 66,320           $109,113         $131,317
Short-term investments                 66,594             72,652               --
Accounts receivable, net              178,271            162,337          162,066
Inventories:
   Finished goods                      42,203             45,678           50,087
   Work in process                     72,149             69,771           73,638
   Raw materials                       20,262             15,277           14,276
                                     --------           --------         --------
                                      134,614            130,726          138,001
Prepaid income taxes                   24,000             25,587           23,106
Prepaid expenses                        5,910              5,042            5,612
                                     --------           --------         --------
   Total current assets               475,709            505,457          460,102
                                     --------           --------         --------

Property, plant and equipment,
  at cost:
   Land and buildings                 127,206            111,857           84,173
   Machinery and equipment            553,028            477,339          461,365
   Office equipment                    35,870             36,613           40,892
   Leasehold improvements              40,032             33,070           31,094
                                     --------           --------         --------
                                      756,136            658,879          617,524
Less accumulated depreciation
    and amortization                  399,351            377,064          370,882
                                     --------           --------         --------
   Net property, plant and
    equipment                         356,785            281,815          246,642
                                     --------           --------         --------

Intangible assets, net                 18,246             19,262           20,283
Deferred charges and other
  assets                               25,340              9,337            6,006
                                     --------           --------         --------
   Total other assets                  43,586             28,599           26,289
                                     --------           --------         --------
                                     $876,080           $815,871         $733,033
                                     ========           ========         ========


See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands except share amounts)

Liabilities and
Stockholders' Equity                  April 29, 1995  October 29, 1994  April 30, 1994
                                      --------------  ----------------  --------------

Short-term borrowings and current
  portion of long-term debt              $  3,081          $ 22,917        $ 23,108
Obligations under capital leases              133               236             348
Accounts payable                           68,458            74,506          49,105
Deferred income on shipments to
  domestic distributors                    21,075            18,881          19,769
Income taxes payable                       31,133            29,425          17,346
Accrued liabilities                        82,934            60,221          60,683
                                         --------          --------        --------
      Total current liabilities           206,814           206,186         170,359
                                         --------          --------        --------

Long-term debt                             80,000            80,000          80,000
Noncurrent obligations under
  capital leases                               --                61             119
Deferred income taxes                       4,000             3,225           8,201
Other noncurrent liabilities                5,583             4,484           5,342
                                         --------          --------        --------
      Total noncurrent liabilities         89,583            87,770          93,662
                                         --------          --------        --------

Commitments and Contingencies

Stockholders' equity:
   Preferred stock, $1.00 par value,
    500,000 shares authorized,
    none outstanding                           --                --              --
   Common stock, $.16 2/3 par value,
    300,000,000 shares authorized,
    75,627,515 shares issued
    (75,252,112 in October 1994,
    51,175,331 in April 1994)              12,605            12,542           8,529
   Capital in excess of par value         146,756           141,159         146,099
   Retained earnings                      414,549           362,194         320,842
   Cumulative translation adjustment        6,123             6,020           5,781
                                         --------          --------        --------
                                          580,033           521,915         481,251
                                         --------          --------        --------
   Less 14,221 shares in treasury,
    at cost (none in October 1994
    and 1,577,703 in April 1994)              350                --          12,239
                                         --------          --------        --------
       Total stockholders' equity         579,683           521,915         469,012
                                         --------          --------        --------
                                         $876,080          $815,871        $733,033
                                         ========          ========        ========


See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(thousands)


                                                         Six Months Ended
                                                          ----------------

                                                    April 29, 1995     April 30, 1994
                                                    --------------     --------------
OPERATIONS
Cash flows from operations:
  Net income                                         $ 52,355             $ 33,144
  Adjustments to reconcile net income
   to net cash provided by operations:
     Depreciation and amortization                     30,741               30,550
     Deferred income taxes                                658                 (385)
     Other noncash expenses                                52                1,257
     Changes in operating assets and liabilities        4,866               10,763
                                                     --------             --------
  Total adjustments                                    36,317               42,185
                                                     --------             --------
Net cash provided by operations                        88,672               75,329
                                                     --------             --------

INVESTMENTS
Cash flows from investments:
   Additions to property, plant and
    equipment, net                                   (102,480)             (26,723)
   Maturities of short-term investments                76,588                   --
   Purchase of short-term investments                 (70,530)                  --
   Increase in other assets                           (15,473)                (265)
                                                     --------             --------
Net cash used for investments                        (111,895)             (26,988)
                                                     --------             --------

FINANCING ACTIVITIES
Cash flows from financing activities:
   Payments on fixed rate borrowings                  (20,000)                  --
   Proceeds from employee stock plans                   1,457                1,900
   Payments on capital lease obligations                 (164)                (165)
   Net increase (decrease) in variable
    rate borrowings                                       (10)                 906
                                                     --------             --------
Net cash provided by (used for)
   financing activities                               (18,717)               2,641
                                                     --------             --------
Effect of exchange rate changes on cash                  (853)                (333)
                                                     --------             --------

Net increase (decrease) in cash
and cash equivalents                                  (42,793)              50,649
Cash and cash equivalents at beginning
of period                                             109,113               80,668
                                                     --------             --------
Cash and cash equivalents at end of period           $ 66,320             $131,317
                                                     ========             ========

SUPPLEMENTAL INFORMATION
Cash paid during the period for:
   Income taxes                                      $ 11,608             $  5,704
                                                     ========             ========
   Interest                                          $  2,611             $  3,573
                                                     ========             ========


See accompanying notes.

Analog Devices, Inc.
Notes to Condensed Consolidated Financial Statements
April 29, 1995

Note 1 - In the opinion of management, the information furnished in the accompanying financial statements reflects all adjustments, consisting only of normal recurring adjustments, which are necessary to a fair statement of the results for this interim period and should be read in conjunction with the most recent Annual Report to Stockholders.

Note 2 - Certain amounts reported in the previous year have been reclassified to conform to the 1995 presentation.

Note 3 - Commitments and Contingencies

As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended October 29, 1994 and as set forth in Item 1, "Legal Proceedings" in this Form 10-Q for the fiscal quarter ended April 29, 1995, the Company is engaged in an enforcement proceeding brought by the International Trade Commission related to patent infringement litigation with Texas Instruments, Inc., and antitrust litigation with Maxim Integrated Products, Inc.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Second Quarter of Fiscal 1995 Compared to the Second Quarter of Fiscal 1994

Net sales of $230.0 million for the second quarter of fiscal 1995 grew $38.0 million or 20% from net sales of $192.0 million for the second quarter of fiscal 1994. Second quarter sales growth was principally attributable to significant increases in sales volumes of both standard linear IC and system-level IC products as the Company benefited from strong worldwide demand in the semiconductor industry. Demand for the Company's standard linear IC and system-level IC products was broad based across all served application markets and geographies with the highest growth in the communications, computer and industrial markets. The distributor channel continued to have a very positive effect on sales growth, particularly for standard linear IC products, as worldwide sales through distribution increased approximately 58% from the same period last year to comprise approximately 43% of total sales in the second quarter of fiscal 1995. Geographically, the largest year-over-year sales gains were registered in Europe, Japan and North American distribution, with a weaker average dollar exchange rate contributing to a portion of the international sales increase.

Assuming continued increases in demand, further increases in sales will be constrained in the near term by the Company's manufacturing capacity. See "Liquidity and Capital Resources" below for a discussion of the Company's efforts to address its capacity issues.

Gross margin increased to 50.6% of sales from 48.7% in the second quarter of fiscal 1994. This increase resulted principally from an increased mix of higher-margined standard linear IC products and improvement in system level IC gross margins as this product area continues to grow and reach higher volume efficiencies. Gross margin on all IC products, which include both standard linear and system-level ICs, was approximately 52% of sales compared to 50% for the year ago quarter.

R&D expenses for the second quarter of fiscal 1995 increased 26.2% over the same quarter last year to 14.5% of sales as the Company continued to fund the most promising initiatives in new product and process development. Selling, marketing, general and administrative expense (SMG&A) growth was held to 8% compared to the second quarter of fiscal 1994 despite a weaker dollar, as the Company continued to constrain spending growth to a rate significantly below sales growth. As a result, the SMG&A-to-sales ratio decreased to 19.8% from 22.0% in the second quarter of fiscal 1994.

Operating profit rose 50% to 16.3% of sales compared to 13.0% of sales in fiscal 1994's second quarter reflecting the combination of accelerated demand for the Company's products, improved gross margin and continuing commitment to growing expenses more slowly than sales.

Nonoperating expenses decreased $2.0 million in total, aided in large part by a decrease in interest expense and an increase in interest income. The decrease in interest expense related primarily to the maturity of a $20 million term loan in the first quarter of fiscal 1995 while the increased interest income reflected a higher average level of cash, cash equivalents and short-term investments together with an increase in investment rates.

The effective income tax rate increased slightly from 23.0% for the year ago quarter to 24.0% for the second quarter of fiscal 1995 due to a shift in the mix of worldwide income.

The growth in sales and improved operating performance yielded a 61% increase in net income which rose from $17.9 million or $0.23 per share for the year-earlier period to $28.7 million or $0.36 per share for the second quarter of fiscal 1995.

Second Quarter of Fiscal 1995 Compared to the First Quarter of Fiscal 1995

Net sales rose from $208.0 million for the first quarter of fiscal 1995 to $230.0 million for the second quarter of fiscal 1995, an increase of $22.0 million or 11% as the strong order rate experienced during the first quarter continued into the second quarter. The sales increase resulted largely from increased sales volumes of IC products, including both standard linear and system-level ICs. Sales volumes of assembled products also increased from the prior quarter. Increased penetration of the distributor channel coupled with well accepted new product offerings contributed significantly to overall sales growth for the quarter. Worldwide sales through distribution increased approximately 27% from the prior quarter with distribution now the fastest growing channel for the Company's standard linear IC products. Sales were strong throughout all geographic regions with North American and international sales both increasing by 11% from the first quarter. A weaker average dollar exchange rate compared to the previous quarter accounted for some of the international sales improvement.

Gross margin improved slightly from 50.4% in the first quarter to 50.6% in the second quarter. R&D expenses for the second quarter rose $3.0 million from the first quarter but as a percentage of sales remained at 14.5%. SMG&A expenses declined as a percentage of sales to 19.8% from 21.0% for the first quarter of fiscal 1995. Higher sales, improved gross margin and further reduction in total operating expenses as a percentage of sales generated a sequential gain in operating income of 21% with operating income reaching 16.3% of sales compared to 14.9% in the preceding quarter.

After nonoperating income of $237,000 and an effective income tax rate of 24%, both essentially unchanged from the prior quarter, the Company recorded a 21% increase in net income to $28.7 million or $0.36 per share compared to $23.6 million or $0.30 per share for last quarter.

First Six Months of Fiscal 1995 Compared to the First Six Months of Fiscal 1994

Net sales of $438.1 million increased $64.9 million or approximately 17% from the same period of fiscal 1994. Overall market demand for integrated circuit products accelerated during the first half of fiscal 1995 with the Company benefiting from this demand both in its standard linear IC and system-level IC product areas. The sales increase was mostly volume-based and was widespread across all product lines, markets and geographies. Total IC sales, representing both standard linear and system-level ICs constituted more than 90% of total sales for the first six months of fiscal 1995, continuing the long-term trend of IC sales becoming a larger portion of the Company's revenues.

The highest growth for both the Company's standard linear IC and system-level IC products was in applications targeted for the communications and computer sectors. Sales growth for the Company's core standard linear products was also very strong in the first half of fiscal 1995 in the Company's traditional industrial and instrumentation markets for such products as high-performance op amps and converters and pin electronics for automatic test equipment.

Sales to North American and international customers increased 13% and 21%, respectively, over the same period last year with the translation of local currency sales to a weaker average U.S. dollar accounting for some of this improvement. The distributor channel was a major contributor to sales growth in North America as well as in Europe and Japan, especially for standard linear products, as worldwide sales through distribution increased 46% compared to the year ago period. For the first six months of fiscal 1995, approximately 40% of the Company's sales were derived from sales through distributors.

Gross margin increased more than two points from 48.2% for the first half of fiscal 1994 to 50.5% of sales for the first half of fiscal 1995. This increase resulted primarily from significantly stronger sales of higher-margin standard linear IC products and improvement in gross margin of system-level IC products as variable manufacturing costs decreased and fixed costs were spread over a larger production base.

R&D expenses increased $12.9 million or 25.5% over the prior year reflecting continued investment in high growth initiatives in the computer, communications, consumer and automotive markets. As a percentage of sales, R&D increased from 13.6% last year to 14.5% for the first six months of fiscal 1995. SMG&A expense growth was held to 7.3%, leading to a reduction in SMG&A as a percentage of sales from 22.3% for the first six months of fiscal 1994 to 20.4% for the first six months of fiscal 1995 consistent with the Company's focus on maintaining tight control on operating expenses in order to provide additional operating profit leverage as revenues grow.

Operating profit reached $68.5 million or 15.6% of sales for the first half of fiscal 1995, an increase of 48% from $46.2 million or 12.4% of sales for the first half of fiscal 1994. This performance gain reflected growth in sales, improvement in gross margin and a slower rate of SMG&A expense growth versus sales.

Nonoperating expenses decreased $3.9 million year-to-year due in large part to increased interest income on a higher average level of cash investments and a higher weighted average investment rate. A reduction in interest expense from $3.7 million to $2.3 million related to the maturity of a $20 million term loan early in the first quarter of fiscal 1995 also contributed to the decrease in nonoperating expenses. The effective income tax rate increased to 24.0% from 22.3% for the year ago period due to a change in the mix of worldwide profits.

Net income grew 58% to $52.4 million or $0.66 per share compared to $33.1 million or $0.43 per share for the first six months of fiscal 1994. As a percentage of sales, net income improved to 12% from 8.9% for the year-earlier period.

Liquidity and Capital Resources

At April 29, 1995, cash and cash equivalents and short-term investments totaled $132.9 million, compared to $181.8 million and $131.3 million at the end of the fourth and second quarters of fiscal 1994, respectively. The $48.9 million decrease in cash, cash equivalents and short-term investments from the end of the fourth quarter of fiscal 1994 resulted from cash used to fund a portion of capital expenditures, the maturity of the Company's $20.0 million term loan in the first quarter of fiscal 1995, and an investment made in an external wafer foundry in the second quarter of fiscal 1995 as discussed below. Cash, cash equivalents and short-term investments were, in the aggregate, relatively unchanged from the second quarter of fiscal 1994 as the continued generation of cash flow from operations was offset by a significant increase in additions to property, plant and equipment associated with capacity expansion.

For the first half of fiscal 1995, the Company generated cash flow from operations of $88.7 million or 20.2% of sales compared to $75.3 million or 20.2% of sales for the same period of fiscal 1994. The change in operating cash flow compared to the first six months of fiscal 1994 principally reflected higher net income offset in part by an increase in inventories. Cash flow from operations generated for the second quarter of fiscal 1995 was $38.6 million or 16.8% of sales versus $50.1 million or 24.1% of sales for the prior quarter and $54.0 million or 28.1% of sales for the second quarter of fiscal 1994. The decrease in operating cash flows compared to both of these quarters was mainly attributable to higher net working capital requirements in the second quarter of fiscal 1995, as increased net income was more than offset by a reduction in accounts payable and growth in inventories.

Accounts receivable of $178.3 million increased $8.5 million or 5%, $15.9 million or 9.8% and $16.2 million or 10% from the end of the first quarter of 1995, the fourth quarter of 1994 and the second quarter of 1994, respectively. All of these increases reflected the higher sales levels combined with the translation of local currency denominated receivables to a weaker U.S. dollar, particularly in Japan. As a percentage of annualized quarterly sales, however, accounts receivable was reduced to 19.4% from 20.4%, 20.0% and 21.1% for the previous quarter and the fourth and second quarters of 1994, respectively, due to improved collection of receivables.

Inventories rose $7.9 million during the second quarter of 1995 as a result of heightened customer demand and the need to improve response times for incoming orders. As a percentage of annualized quarterly sales, inventories decreased to 14.6% from 15.2% for the prior quarter, 16.1% for the fourth quarter of 1994 and 18.0% for the year-earlier quarter.

Cash flow from operations together with cash on hand for both the second quarter and first six months of fiscal 1995 were used largely to fund net additions to property, plant and equipment of $47.7 million and $102.5 million, respectively. Capital expenditures were significantly higher than the comparable periods of 1994 with the majority of these expenditures related to the addition of a 6-inch, 0.6-micron wafer module for the production of fine line CMOS and BiCMOS products at the Company's current wafer fabrication facility in Limerick, Ireland. This module is expected to be on line in early 1996.

Stronger-than-planned customer demand for virtually all products has begun to stress manufacturing capacity. In response, the Company has undertaken an intensive effort focused on both internal and external capacity expansion. These actions are expected to begin providing incremental capacity increases beginning in the first quarter of fiscal 1996.

The Company's programs to address capacity shortages related to its internal manufacturing facilities, in addition to the ongoing expansion of the Company's facility in Limerick, Ireland, include upgrading its Wilmington, Massachusetts wafer fabrication facility to provide new six-inch capability, primarily for high speed linear products. The Company has also signed a letter of intent to purchase the assets of an existing six-inch wafer fab from Performance Semiconductor Corporation in Sunnyvale, California, which when modernized and converted to advanced linear technology, is planned to support initiatives in power management and other standard and special purpose linear products. The Company also plans to shift production of disk drive IC products from its facility in Limerick, Ireland to foundries in order to free up capacity for higher margin linear products. These actions in total are expected to provide significant upside capacity in fiscal 1996 to accommodate the higher growth currently experienced in the Company's core linear products.

Other programs aimed at providing additional internal capacity include an expansion of the Company's assembly and test facilities in the Philippines and a building expansion program at the Company's facility in North Carolina to provide capability to produce newer hybrids and multi-chip modules for communications and other high growth applications.

The Company's programs to address capacity shortages related to its external wafer supply, particularly for products in the computer and communications sectors, include expanding and formalizing its relationship with Taiwan Semiconductor Manufacturing Company (TSMC), the Company's primary wafer foundry, to provide significantly higher baseline and option capacity over the 1996-1999 time frame. Also, to secure access to additional external wafer capacity, the Company invested $14 million in the second quarter of fiscal 1995 to acquire a minority interest in an external foundry, Chartered Semiconductor in Singapore. This supply agreement is scheduled to begin providing access to eight-inch, 0.5-micron wafer capacity in 1996. The cost of this investment will be amortized over the wafer output period.

Despite these investments, the Company expects demand will continue to exceed available supply for the balance of 1995. The Company believes it has capacity sufficient to grow revenues by approximately 20% for the second half of the year, compared to the same period last year, assuming demand continues strong during this period.

The total effect of these actions, including the current expansion in Limerick, is expected to result in over $300 million in capital spending between fiscal 1995 and 1996. These expenditures are currently expected to be financed with cash, cash equivalents and short-term investments on hand, coupled with internally generated cash flow from operations. As a result of internal expansion, depreciation expense is expected to be incrementally higher in fiscal 1996 as these planned additions begin to ramp up.

At April 29, 1995, substantially all of the Company's lines of credit were unused, including its four-year, $60 million credit facility.

The Company believes that its strong financial condition, existing sources of liquidity, available capital resources and cash expected to be generated from operations leave it well positioned to obtain the funds required to meet its current and future business requirements.

Litigation

As set forth in Note 3 to the Condensed Consolidated Financial Statements and
Item 1, "Legal Proceedings" contained in this Form 10-Q for the fiscal quarter ended April 29, 1995, the Company is engaged in an enforcement proceeding brought by the International Trade Commission related to patent infringement litigation with Texas Instruments, Inc., and antitrust litigation with Maxim Integrated Products, Inc.

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

                            PART II - OTHER INFORMATION
                                ANALOG DEVICES, INC.

Item 1.  Legal Proceedings

Texas Instruments Litigation

As previously reported, the Company was a defendant in two lawsuits brought in Texas by Texas Instruments, Inc. ("TI"), alleging patent infringement, including patent infringement arising from certain plastic encapsulation processes, and seeking an injunction and unspecified damages against the Company. The alleged infringement of one of these patents is also the subject matter of a proceeding brought by TI against the Company before the International Trade Commission (the "ITC"). On January 10, 1994, the ITC brought an enforcement proceeding against the Company alleging that the Company had violated the ITC's cease and desist order of February 1992 (as modified in July 1993), and seeking substantial penalties against the Company for these alleged violations. In addition, in June 1992, the Company commenced a lawsuit against TI in Massachusetts alleging certain TI digital signal processors infringed one of the Company's patents.

Effective April 1, 1995, the Company and TI settled both Texas lawsuits and the Massachusetts lawsuit principally by means of a royalty-free cross license of certain of the Company's and TI's patents. On April 24, 1995, the Company filed with the ITC a motion to terminate the ITC enforcement proceeding on the grounds that further action by the ITC is unnecessary in light of the Company's settlement with TI. On May 8, 1995, an Administrative Law Judge issued a recommended determination to the ITC to grant the Company's motion to terminate, and that motion is pending before the ITC.

Item 4.  Submission of Matters to a Vote of Security holders

At the Annual Meeting of Stockholders held on March 14, 1995, the stockholders of the Company elected Messrs. Jerald G. Fishman and Gordon C. McKeague to serve as Class II Directors for a term of three years by the following votes:

Nominee                     Votes For       Votes Withheld      Broker Non votes
- ------------------         ----------       --------------      ----------------
Jerald G. Fishman          67,317,940           152,185                -0-
Gordon C. McKeague         67,338,401           131,724                -0-

The terms of office of Messrs. John L. Doyle, Samuel H. Fuller, Philip L. Lowe, Joel Moses, Ray Stata and Lester C. Thurow continued after the meeting.

At the same meeting, the stockholders approved an amendment to be Company's Articles of Organization increasing the authorized shares of Common Stock from 150,000,000 shares to 300,000,000 shares by a vote of 62,054,381 in favor,
5,261,645 opposed and 154,099 abstaining. The stockholders also approved the Company's 1994 Director Option Plan by a vote of 50,343,542 in favor, 16,865,232 opposed and 261,351 abstaining. A description of the 1994 Director Option Plan appears in the Company's Proxy Statement dated March 14, 1995.

                            PART II - OTHER INFORMATION
                                ANALOG DEVICES, INC.

Item 6.  Exhibits and reports on Form 8-K

    (a)  See Exhibit Index
    (b) There were no reports on Form 8-K filed for the three months ended April 29, 1995.

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

                                              Analog Devices, Inc.
                                              --------------------
                                                  (Registrant)

Date:   June 12, 1995               By:/s/ Ray Stata
                                           -----------------------------
                                           Ray Stata
                                           Chairman of the Board and
                                           Chief Executive Officer
                                           (Principal Executive Officer)


Date:   June 12, 1995               By:/s/ Joseph E. McDonough
                                           -----------------------------
                                           Joseph E. McDonough
                                           Vice President-Finance
                                           and Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)

                                    EXHIBIT INDEX
                                 Analog Devices, Inc.

Item

   3.1  Restated Articles of Organization of Analog Devices, Inc., as amended

  27    Financial Data Schedule