Form 10-Q
period 1995-07-29
ANALOG DEVICES INC
filed 1995-09-12
CIK 6281

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   Form 10-Q
(Mark One)
  [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended July 29, 1995

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


                                 (617) 329-4700
              (Registrant's telephone number, including area code)
                               _______________


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES   X   NO

    The number of shares outstanding of each of the issuer's classes of Common Stock as of August 31, 1995 was 76,206,201 shares of Common Stock.

                                     PART I
                             FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(thousands except per share amounts)

                                                        Three Months Ended
                                                        ------------------


                                                   July 29, 1995    July 30, 1994
                                                   -------------    -------------
Net sales                                             $246,301        $197,058

Cost of sales                                          121,183          99,890
                                                      --------        --------

Gross margin                                           125,118          97,168

Operating expenses:
   Research and development                             35,035          27,205
   Selling, marketing, general and
    administrative                                      47,374          43,333
                                                      --------        --------
                                                        82,409          70,538
                                                      --------        --------

Operating income                                        42,709          26,630

Nonoperating expenses (income):
   Interest expense                                        938           1,796
   Interest income                                      (1,721)         (1,535)
   Other                                                   562             644
                                                      --------        --------
                                                          (221)            905
                                                      --------        --------

Income before income taxes                              42,930          25,725

Provision for income taxes                              11,149           6,046
                                                      --------        --------

Net income                                            $ 31,781        $ 19,679
                                                      ========        ========


Shares used to compute earnings per share               79,851          77,485
                                                      ========        ========


Earnings per share of common stock                       $0.40           $0.25
                                                         =====           =====


See accompanying notes.


ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(thousands except per share amounts)

                                                            Nine Months Ended
                                                            -----------------


                                                     July 29, 1995     July 30, 1994
                                                     -------------     -------------
Net sales                                               $684,352          $570,173

Cost of sales                                            337,980           292,991
                                                        --------          --------

Gross margin                                             346,372           277,182

Operating expenses:
   Research and development                               98,551            77,821
   Selling, marketing, general and
    administrative                                       136,637           126,534
                                                        --------          --------
                                                         235,188           204,355
                                                        --------          --------

Operating income                                         111,184            72,827

Nonoperating expenses (income):
   Interest expense                                        3,242             5,455
   Interest income                                        (5,903)           (3,059)
   Other                                                   2,026             2,037
                                                        --------          --------
                                                            (635)            4,433
                                                        --------          --------

Income before income taxes                               111,819            68,394

Provision for income taxes                                27,683            15,571
                                                        --------          --------

Net income                                              $ 84,136          $ 52,823
                                                        ========          ========


Shares used to compute earnings per share                 79,064            77,004
                                                        ========          ========


Earnings per share of common stock                         $1.06            $0.68
                                                           =====            =====


See accompanying notes.


ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands except share amounts)

Assets                            July 29, 1995   October 29, 1994   July 30, 1994
                                  -------------   -----------------  -------------
Cash and cash equivalents            $ 62,268         $109,113           $121,336
Short-term investments                 66,233           72,652             36,424
Accounts receivable, net              185,700          162,337            154,316
Inventories:
   Finished goods                      37,479           45,678             47,854
   Work in process                     74,383           69,771             70,346
   Raw materials                       23,928           15,277             15,870
                                     --------         --------           --------
                                      135,790          130,726            134,070
Prepaid income taxes                   27,780           25,587             23,455
Prepaid expenses                        8,373            5,042              6,071
                                     --------         --------           --------
   Total current assets               486,144          505,457            475,672
                                     --------         --------           --------

Property, plant and equipment,
  at cost:
   Land and buildings                 130,328          111,857             87,790
   Machinery and equipment            585,823          477,339            461,177
   Office equipment                    39,613           36,613             37,039
   Leasehold improvements              40,802           33,070             32,010
                                     --------         --------           --------
                                      796,566          658,879            618,016
Less accumulated depreciation
    and amortization                  412,985          377,064            370,105
                                     --------         --------           --------
   Net property, plant and
    equipment                         383,581          281,815            247,911
                                     --------         --------           --------

Intangible assets, net                 17,738           19,262             19,770
Deferred charges and other
  assets                               24,073            9,337              8,779
                                     --------         --------           --------
   Total other assets                  41,811           28,599             28,549
                                     --------         --------           --------
                                     $911,536         $815,871           $752,132
                                     ========         ========           ========


See accompanying notes.


ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands except share amounts)


Liabilities and Stockholders' Equity   July 29, 1995  October 29, 1994  July 30, 1994
                                       -------------  ----------------  -------------
Short-term borrowings and current
  portion of long-term debt                $  2,155       $ 22,917        $ 22,246
Obligations under capital leases                 96            236             307
Accounts payable                             67,682         74,506          52,176
Deferred income on shipments to
  domestic distributors                      25,787         18,881          19,598
Income taxes payable                         39,857         29,425          19,207
Accrued liabilities                          65,997         60,221          49,340
                                           --------       --------        --------
      Total current liabilities             201,574        206,186         162,874
                                           --------       --------        --------

Long-term debt                               80,000         80,000          80,000
Noncurrent obligations under
  capital leases                                  -             61              75
Deferred income taxes                         4,000          3,225           8,000
Other noncurrent liabilities                  6,315          4,484           4,647
                                           --------       --------        --------
      Total noncurrent liabilities           90,315         87,770          92,722
                                           --------       --------        --------

Commitments and Contingencies

Stockholders' equity:
   Preferred stock, $1.00 par value,
    500,000 shares authorized,
    none outstanding                              -               -               -
   Common stock, $.16 2/3 par value,
    300,000,000 shares authorized,
    76,214,980 shares issued
    (75,252,112 in October 1994,
    51,287,792 in July 1994)                 12,703          12,542           8,548
   Capital in excess of par value           154,700         141,159         151,336
   Retained earnings                        446,330         362,194         340,521
   Cumulative translation adjustment          5,999           6,020           5,763
                                           --------        --------        --------
                                            619,732         521,915         506,168
   Less 2,777 shares in treasury,
    at cost (none in October 1994
    and 1,231,610 in July 1994)                  85               -           9,632
                                           --------        --------        --------
       Total stockholders' equity           619,647         521,915         496,536
                                           --------        --------        --------
                                           $911,536        $815,871        $752,132
                                           ========        ========        ========


See accompanying notes.


ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(thousands)                                               Nine Months Ended
                                                          -----------------

                                                    July 29, 1995     July 30, 1994
                                                    -------------     -------------
OPERATIONS
Cash flows from operations:
  Net income                                          $ 84,136          $ 52,823
  Adjustments to reconcile net income
   to net cash provided by operations:
     Depreciation and amortization                      47,047            46,068
     Deferred income taxes                                 700              (595)
     Other noncash expenses                                529             2,052
     Changes in operating assets and liabilities       (12,154)           14,606
                                                      --------          --------
  Total adjustments                                     36,122            62,131
                                                      --------          --------
Net cash provided by operations                        120,258           114,954
                                                      --------          --------

INVESTMENTS
Cash flows from investments:
   Additions to property, plant and equipment, net    (145,838)          (42,783)
   Maturities of short-term investments                111,659                 -
   Purchase of short-term investments                 (105,240)          (36,424)
   Increase in other assets                            (14,308)           (2,920)
                                                      --------          --------
Net cash used for investments                         (153,727)          (82,127)
                                                      --------          --------

FINANCING ACTIVITIES
Cash flows from financing activities:
   Payments on fixed rate borrowings                   (20,000)                -
   Proceeds from employee stock plans                    9,095             8,987
   Net (decrease) in variable rate borrowings             (970)              (66)
   Payments on capital lease obligations                  (201)             (250)
                                                      --------          --------
Net cash provided by (used for) financing activities   (12,076)            8,671
                                                      --------          --------

Effect of exchange rate changes on cash                 (1,300)             (830)
                                                      --------          --------

Net increase (decrease) in cash and cash equivalents   (46,845)           40,668
Cash and cash equivalents at beginning of period       109,113            80,668
                                                      --------          --------
Cash and cash equivalents at end of period            $ 62,268          $121,336
                                                      ========          ========

SUPPLEMENTAL INFORMATION
Cash paid during the period for:
   Income taxes                                       $ 17,196          $ 10,127
                                                      ========          ========
   Interest                                           $  3,614          $  3,973
                                                      ========          ========


See accompanying notes.

Analog Devices, Inc.
Notes to Condensed Consolidated Financial Statements
July 29, 1995





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

Note 3 - Commitments and Contingencies

As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended October 29, 1994 and as set forth in Item 1, "Legal Proceedings" in the Company's Forms 10-Q for the fiscal quarters ended January 28, 1995 and April 29, 1995, the Company has been engaged in patent infringement litigation with Texas Instruments, Inc. ("TI") and a related enforcement proceeding brought by the International Trade Commission ("ITC"), and antitrust litigation with Maxim Integrated Products, Inc. ("Maxim").

The Company was a defendant in two lawsuits brought in Texas by TI, alleging patent infringement, including patent infringement arising from certain plastic encapsulation processes, and seeking an injunction and unspecified damages against the Company. The alleged infringement of one of these patents is also the subject matter of a proceeding brought by TI against the Company before the ITC. On January 10, 1994, the ITC brought an enforcement proceeding against the Company alleging that the Company had violated the ITC's cease and desist order of February 1992 (as modified in July 1993), and seeking substantial penalties against the Company for these alleged violations. In addition, in June 1992, the Company commenced a lawsuit against TI in Massachusetts alleging certain TI digital signal processors infringed one of the Company's patents.

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

The Company is a defendant in a lawsuit brought by Maxim seeking an injunction against, and claiming damages for, alleged antitrust violations and unfair competition in connection with distribution arrangements between the Company and certain distributors. Maxim alleged that certain distributors ceased doing business with Maxim as a result of the distribution arrangements between the distributors and the Company, resulting in improper restrictions to Maxim's access to channels by which it distributes its products. Maxim asserted actual and consequential damages in the amount of $14.1 million and claimed restitution and punitive damages in an unspecified amount. Under applicable law, Maxim would receive three times the amount of any actual damages suffered as a result of any antitrust violation. On September 7, 1994, Maxim's claim was dismissed for lack of evidence. Maxim has appealed this ruling and briefing of the appeal was concluded in March 1995. No hearing on this appeal has yet been scheduled.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Third Quarter of Fiscal 1995 Compared to the Third Quarter of Fiscal 1994

Net sales of $246.3 million for the third quarter of fiscal 1995 grew $49.2 million or 25.0% from net sales of $197.1 million for the third quarter of fiscal 1994. Third quarter sales growth was principally attributable to significant increases in sales volumes of both standard linear IC and system-level IC products as worldwide demand for precision integrated circuits exceeded the industry's expectations and capacity. Sales of the Company's standard linear IC products, the largest and most profitable part of the Company's business, was up more than 35% from last year's third quarter. With the exception of hard disk drive products, revenues from system-level IC products, including both general-purpose digital signal processing and mixed signal ICs, grew approximately 46% year over year. Revenues from disk drive manufacturers declined $13.1 million compared to the third quarter of fiscal 1994 as the market continues to move rapidly to digital PRML channels. Assembled product sales decreased approximately 9% from the third quarter of fiscal 1994.

Demand for the Company's standard linear IC and system-level IC products was broad based across all served application markets and geographies with the strongest end user market growth in computers, wireless communications, high speed digital communications, automatic test equipment and other industrial-market applications. The distributor channel continued to have a very positive effect on sales growth, particularly for standard linear IC products, as worldwide sales through distribution increased approximately 67% from the same period last year to comprise approximately 44% of total sales in the third quarter of fiscal 1995. Distribution has become the fastest growing channel for the Company's standard linear IC products.

Geographically, the largest year-over-year sales gains were registered in North American distribution, Europe and Japan with a weaker average dollar exchange rate contributing to a portion of the international sales increase.

Assuming continued increases in demand, further increases in sales will be constrained in the near term by the Company's manufacturing capacity. See "Liquidity and Capital Resources" below for a discussion of the Company's efforts to address its capacity issues.

Gross margin increased to 50.8% of sales from 49.3% in the third quarter of fiscal 1994, driven by a shift in the mix of products sold towards higher-margin standard linear IC products. Gross margin on all IC products, which include both standard linear and system-level ICs, was approximately 55% of sales compared to 51% for the year ago quarter.

R&D expenses for the third quarter of fiscal 1995 increased 28.8% over the same quarter last year to 14.2% of sales as the Company continued to fund the most promising initiatives in new product and process development. Selling, marketing, general and administrative expense (SMG&A) growth was held to 9.3% over the amount in the third quarter of fiscal 1994 despite a weaker dollar, as the Company continued to constrain spending growth to a rate significantly below sales growth. As a result, the SMG&A-to-sales ratio decreased to 19.2% from 22.0% in the third quarter of fiscal 1994.

Operating profit rose 60.4% to 17.3% of sales compared to 13.5% of sales in fiscal 1994's third quarter reflecting the combination of accelerated demand for the Company's products, improved gross margin and continuing commitment to growing expenses more slowly than sales.

Nonoperating expenses decreased $1.1 million in total, aided in large part by a decrease in interest expense and an increase in interest income. The decrease in interest expense related primarily to the maturity of a $20 million term loan in the first quarter of fiscal 1995 while the increased interest income reflected an increase in investment rates.

The effective income tax rate increased from 23.5% for the year ago quarter to 26.0% for the third quarter of fiscal 1995 due to a shift in the mix of worldwide income to higher tax rate jurisdictions.

The growth in sales and improved operating performance yielded a 61.5% increase in net income which rose from $19.7 million or $0.25 per share for the year-earlier period to $31.8 million or $0.40 per share for the third quarter of fiscal 1995.

Third Quarter of Fiscal 1995 Compared to the Second Quarter of Fiscal 1995

Net sales rose from $230.0 million for the second quarter of fiscal 1995 to $246.3 million for the third quarter of fiscal 1995, an increase of $16.3 million or 7.1% as the strong order rate experienced during the second quarter continued into the third quarter. The sales increase resulted largely from increased sales volumes of standard linear IC products, which grew 12% from the prior quarter, as the use of high performance standard linear IC components in faster growing segments of the industrial, computer, communications and consumer markets has become more pervasive. This trend together with the Company's broader participation in the distributor channel and a strong demand environment have accelerated the growth of the Company's standard linear IC products. Sales were strong throughout all geographic regions including North America, both in the Company's distributor and OEM businesses, Europe and Japan.

The increased mix of standard linear IC sales had a beneficial impact on gross margin which improved slightly from 50.6% in the second quarter to 50.8% in the third quarter. R&D expenses for the third quarter rose $1.8 million from the second quarter but as a percentage of sales decreased from 14.5% for the second quarter of fiscal 1995 to 14.2% for the third quarter of fiscal 1995. SMG&A expenses declined as a percentage of sales to 19.2% from 19.8% for the second quarter of fiscal 1995. Higher sales, improved gross margin and further reduction in total operating expenses as a percentage of sales generated a sequential gain in operating income of 13.8% with operating income reaching 17.3% of sales compared to 16.3% in the preceding quarter.

Interest income was reduced from $2.0 million for the second quarter to $1.7 million for the third quarter of fiscal 1995 due to a lower average amount of cash and cash equivalents. The effective tax rate increased to 26.0% compared to 24.0% for the prior quarter, reflecting a change in the mix of worldwide income. The improved operating performance led to a sequential improvement in net income of 10.7% to $31.8 million or $0.40 per share compared to $28.7 million or $0.36 per share for last quarter.

First Nine Months of Fiscal 1995 Compared to the First Nine Months of Fiscal
1994

Net sales of $684.4 million increased $114.2 million or approximately 20% from the same period of fiscal 1994. Worldwide market demand in the semiconductor industry increased throughout fiscal 1995 with the Company benefiting from this demand both in its standard linear IC and system-level IC product areas. The sales increase was primarily volume-based and was widespread across all product lines, markets and geographies. Sales of standard linear ICs increased approximately 28% while sales of system-level IC products, excluding hard disk drive products, increased approximately 41%. Sales of hard disk drive products decreased $27.3 million year over year. Total IC sales, representing both standard linear and system-level ICs constituted approximately 91% of total sales for the first nine months of fiscal 1995, continuing the long-term trend of IC sales becoming a larger portion of the Company's revenues.
Sales of assembled products declined approximately 10% compared to the same period last year.

The highest growth for both the Company's standard linear IC and system-level IC products was in applications targeted for fast growing sectors of the communications and computer markets. Sales growth for the Company's core standard linear products was also very strong for the first nine months of fiscal 1995 in the Company's traditional industrial and instrumentation markets for such products as high-performance op amps and converters and pin electronics for automatic test equipment.

Sales to North American and international customers increased 16% and 23%, respectively, over the same period last year with the translation of local currency sales to a weaker average U.S. dollar accounting for some of this improvement. The distributor channel was a major contributor to sales growth in North America as well as in Europe and Japan, especially for standard linear products, as worldwide sales through distribution increased 53% compared to the year ago period. For the first nine months of fiscal 1995, approximately 42% of the Company's sales were derived from sales through distributors.

Gross margin increased two points from 48.6% for the first nine months of fiscal 1994 to 50.6% of sales for the first nine months of fiscal 1995. This increase resulted primarily from significantly stronger sales of higher-margin standard linear IC products.

R&D expenses increased $20.7 million or 26.6% over the prior year reflecting continued investment in high growth initiatives in the computer, communications, consumer and automotive markets. As a percentage of sales, R&D increased from 13.6% last year to 14.4% for the first nine months of fiscal 1995. SMG&A expense growth was held to 8.0% over these periods, leading to a reduction in SMG&A as a percentage of sales from 22.2% for the first nine months of fiscal 1994 to 20.0% for the first nine months of fiscal 1995 consistent with the Company's focus on maintaining tight control on operating expenses in order to provide additional operating profit leverage as revenues grow.

Operating profit reached $111.2 million or 16.2% of sales for the first nine months of fiscal 1995, an increase of 52.7% from $72.8 million or 12.8% of sales for the first nine months of fiscal 1994. This performance gain reflected growth in sales, improvement in gross margin and a slower rate of SMG&A expense growth versus sales.

Nonoperating expenses decreased $5.1 million year-to-year due in large part to increased interest income on a higher average level of cash investments and a higher weighted average investment rate. A reduction in interest expense from $5.5 million to $3.2 million related primarily to the maturity of a $20 million term loan early in the first quarter of fiscal 1995 also contributed to the decrease in nonoperating expenses. The effective income tax rate increased to 24.8% from 22.8% for the year ago period due to a change in the mix of worldwide profits.

Net income grew 59.3% to $84.1 million or $1.06 per share compared to $52.8 million or $0.68 per share for the first nine months of fiscal 1994. As a percentage of sales, net income improved to 12.3% from 9.3% for the year-earlier period.

Liquidity and Capital Resources

At July 29, 1995, cash and cash equivalents and short-term investments totaled $128.5 million, compared to $181.8 million and $157.8 million at the end of the fourth and third quarters of fiscal 1994, respectively. The $53.3 million decrease in cash, cash equivalents and short-term investments from the end of the fourth quarter of fiscal 1994 resulted from cash used to fund a portion of capital expenditures, the maturity of the Company's $20.0 million term loan in the first quarter of fiscal 1995, and an investment made in an external wafer foundry in the second quarter of fiscal 1995 as discussed below. Cash, cash equivalents and short-term investments, in the aggregate, decreased $29.3 million compared to the third quarter of fiscal 1994 as the continued generation of cash flow from operations was more than offset by a significant increase in additions to property, plant and equipment associated with capacity expansion.

For the first nine months of fiscal 1995, the Company generated cash flow from operations of $120.3 million or 17.6% of sales compared to $115.0 million or 20.2% of sales for the same period of fiscal 1994. The change in operating cash flow compared to the first nine months of fiscal 1994 principally reflected higher net income offset in large part by an increase in working capital requirements including increases in accounts receivable and inventories. Cash flow from operations generated for the third quarter of fiscal 1995 was $31.6 million or 12.8% of sales versus $38.6 million or 16.8% of sales for the prior quarter and $39.6 million or 20.1% of sales for the third quarter of fiscal 1994. The decrease in operating cash flows compared to both of these quarters was mainly attributable to higher net working capital requirements in the third quarter of fiscal 1995, as increased net income was more than offset by growth in accounts receivable.

Accounts receivable of $185.7 million increased $7.4 million or 4.2%, $23.4 million or 14.4% and $31.4 million or 20.3% from the end of the second quarter of 1995, the fourth quarter of 1994 and the third quarter of 1994, respectively. The increase in accounts receivable in the third quarter of fiscal 1995 compared to the fourth and third quarters of fiscal 1994 reflected the higher sales levels combined with the translation of local currency denominated receivables to a weaker U.S. dollar, particularly in Japan. The increase in accounts receivable from the second quarter to the third quarter of fiscal 1995 was attributable to the rise in sales. As a percentage of annualized quarterly sales, however, accounts receivable was reduced to 18.8% from 19.4%, 20.0% and 19.6% for the previous quarter and the fourth and third quarters of 1994, respectively.

Inventories rose $5.1 million during the first nine months of 1995 as a result of heightened customer demand and the need to improve response times for incoming orders. Inventories at the end of the third quarter of fiscal 1995 were relatively flat to the second quarter of fiscal 1995 as well as to the year ago quarter. As a percentage of annualized quarterly sales, inventories decreased to 13.8% from 14.6% for the prior quarter, 16.1% for the fourth quarter of 1994 and 17.0% for the year-earlier quarter.

As previously discussed above and in the Company's "Management Discussion and Analysis of Financial Condition and Results of Operations" contained in its Form 10-Q for the fiscal quarter ended April 29, 1995, the Company's revenue and order growth has been capacity constrained. The Company has several capacity expansion programs under way that should provide the Company substantially greater capacity during fiscal 1996.

Cash flow from operations together with cash on hand for both the third quarter and first nine months of fiscal 1995 were used largely to fund net additions to property, plant and equipment of $43.4 million and $145.8 million, respectively. Capital expenditures were significantly higher than the comparable periods of 1994 with the majority of these expenditures related to capacity expansion including the new 6-inch, 0.6-micron wafer module at the Company's wafer fabrication facility in Limerick, Ireland, primarily for advanced mixed-signal products, and the ongoing conversion of the Company's Wilmington, Massachusetts fab to provide new six-inch capability, primarily for high-speed linear products. The module in Limerick, which has been supported in part by grants from the Irish government, is currently expected to be on line in early 1996 while the module in Wilmington is currently expected to be on line during the second half of 1996. In addition, during the third quarter of fiscal 1995, the Company completed the purchase of assets of an existing six-inch wafer fab from Performance Semiconductor Corporation in Sunnyvale, California. This facility is now undergoing rehabilitation and conversion to advanced linear technology.

In addition to the ongoing capital expansions in Ireland, Massachusetts and California, the Company has also shifted production of disk drive IC products from its facility in Ireland to external foundries in order to free up internal capacity. These actions in total, which principally support the production of higher margin linear IC products, are expected to provide upside capacity in fiscal 1996 that could accommodate the higher growth the Company is currently experiencing in its core linear products, if such growth continues. Other programs aimed at providing additional internal capacity include an expansion of the Company's assembly and test facilities in the Philippines and a building expansion program at the Company's facility in North Carolina to provide capability to produce newer hybrids and multi-chip modules for communications and other high growth applications.

The Company's programs to address capacity shortages related to its external wafer supply, particularly for system-level and digital signal processing ICs for products in the computer and communications sectors, include its expanded relationship with Taiwan Semiconductor Manufacturing Company (TSMC), the Company's primary wafer foundry, to provide higher capacity over the 1996-1999 time frame. Under the agreement with TSMC, the Company will make option fees aggregating $22.4 million to secure this additional capacity which are payable over the period through 1999. Also, to secure access to additional external wafer capacity, the Company invested $14 million in the second quarter of fiscal 1995 in an external foundry, Chartered Semiconductor in Singapore. The Company anticipates investing an additional $6 million in Chartered Semiconductor in fiscal 1996. This supply agreement is scheduled to begin providing access to eight-inch, 0.5-micron wafer capacity in 1996. The TSMC option fees and Chartered Semiconductor investment described above will be amortized over the related wafer output periods.

Despite these measures, which together are expected to provide increased capacity in 1996, the Company currently expects that demand, based on recent growth levels, will continue to exceed available supply for the balance of 1995 and into early 1996. The Company believes its current capacity is sufficient to grow revenues by approximately 20-25% for the fourth quarter of fiscal 1995, compared to the same period last year, assuming demand continues strong during this period.

The Company currently anticipates that capital spending, including expenditures related to the new wafer modules in Limerick and in Wilmington and the Company's other internal capacity expansion programs, will be approximately $190 million in fiscal 1995 and approximately the same level in fiscal 1996. As a result of internal expansion, depreciation expense is expected to be incrementally higher in fiscal 1996 as these planned additions begin to ramp up.

At July 29, 1995, substantially all of the Company's lines of credit were unused, including its four-year, $60 million credit facility.

The Company believes that its strong financial condition, existing sources of liquidity, available capital resources and cash expected to be generated from operations leave it well positioned to obtain the funds required to finance its capital expenditure plan and to meet its current and future business requirements.

Litigation

As set forth in Note 3 to the Condensed Consolidated Financial Statements contained in this Form 10-Q for the fiscal quarter ended July 29, 1995, the Company is engaged in an enforcement proceeding brought by the International Trade Commission related to patent infringement litigation with Texas Instruments, Inc., and antitrust litigation with Maxim Integrated Products, Inc.

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

                          PART II - OTHER INFORMATION
                              ANALOG DEVICES, INC.

Item 6.  Exhibits and reports on Form 8-K

    (a)  See Exhibit Index.
    (b) There were no reports on Form 8-K filed for the three months ended July 29, 1995.

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



                                             Analog Devices, Inc.
                                             --------------------
                                                 (Registrant)



Date:  September 12, 1995             By: /s/ Ray Stata
                                             ----------------------------------
                                              Ray Stata
                                              Chairman of the Board and
                                              Chief Executive Officer
                                              (Principal Executive Officer)



Date:  September 12, 1995             By: /s/ Joseph E. McDonough
                                             ----------------------------------
                                              Joseph E. McDonough
                                              Vice President-Finance
                                              and Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)

                                 EXHIBIT INDEX
                              Analog Devices, Inc.



Item

*10 (a) Option Agreement dated as of May 16, 1995 between Analog Devices, B.V. and Taiwan Semiconductor Manufacturing Company, Ltd.

*10 (b) Wafer Production Agreement dated as of May 16, 1995 between Taiwan Semiconductor Manufacturing Company, Ltd. and Analog Devices, B.V.

 27      Financial Data Schedule

* Confidential treatment has been requested as to certain portions of these exhibits.