Form 10-K405
period 1995-10-28
ANALOG DEVICES INC
filed 1996-01-26
CIK 6281

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

  (MARK ONE)
    /X/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED OCTOBER 28, 1995
                                       OR

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

                                      NONE

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2,630,610,015 based on the closing price of the Common Stock on the New York Stock Exchange Composite Tape reporting system on December 29, 1995.

     Indicate the number of shares outstanding of each class of Common Stock:
114,677,500 shares of $.16 2/3 par value Common Stock as of December 29, 1995.

                       DOCUMENTS INCORPORATED BY REFERENCE

                        DOCUMENT DESCRIPTION                           10-K PART
                        --------------------                           ---------
Portions of the Registrant's Proxy Statement for the Annual
   Meeting of Stockholders to be held March 12, 1996...............       III

                                     PART I

ITEM 1. BUSINESS

Analog Devices, Inc. ("Analog" or the "Company") designs, manufactures and markets a broad line of high-performance linear, mixed-signal and digital integrated circuits ("ICs") that address a wide range of real-world signal processing applications. The Company's principal products include general-purpose, standard-function linear and mixed-signal ICs ("SLICs"), special-purpose linear and mixed-signal ICs ("SPLICs") and digital signal processing ICs ("DSP ICs"). The Company also manufactures and markets devices using assembled product technology.

Nearly all of the Company's products are components, which are typically incorporated by original equipment manufacturers (OEMs) in a wide range of equipment and systems for use in communications, computer, industrial, instrumentation, military/aerospace and high-performance consumer electronics applications. The Company sells its products worldwide; approximately 44% of the Company's fiscal 1995 net sales were made to customers in North America, while most of the balance was to customers in Western Europe and the Far East.

INDUSTRY BACKGROUND

Real-world phenomena, such as temperature, pressure, sound, images, speed, acceleration, position and rotation angle, are inherently analog in nature, consisting of continuously varying information. This information can be detected and measured using analog sensors, which represent real-world phenomena by generating continuously varying voltages and currents. The signals from these sensors are initially processed using analog methods, such as amplification, filtering and shaping. They are then usually converted to digital form for input to a microprocessor, which is used to manipulate, store or display the information. In many cases the signals are further processed after conversion to digital form using a technology called "digital signal processing." In addition, digital signals are frequently converted to analog form to provide signals for analog display, sound, or control functions. These manipulations and transformations are collectively known as "real-world signal processing."

Significant advances in semiconductor technology over the past 10 to 15 years have led to substantial increases in the performance and functionality of ICs used for signal processing applications. These advances include the ability to create VLSI (Very Large Scale Integration) mixed-signal ICs that contain both high-performance analog circuitry and large amounts of high-density digital circuitry. The analog circuitry portion of the IC is used for manipulating real-world signals while still in analog form and for converting analog signals into digital form (or vice versa), and the digital portion is used for further processing analog signals subsequent to their conversion to digital form. The ICs resulting from these advances are used as components in equipment and systems to achieve higher performance and more efficient signal processing.

COMPANY OVERVIEW AND STRATEGY

Analog believes it is one of the world's largest suppliers of SLIC products. The Company's SLIC products are primarily high-performance, single-function devices. The majority of the Company's SLIC revenue is attributable to data converters (analog-to-digital and digital-to-analog) and amplifiers. SLICs are sold to a very large customer base for a wide variety of applications, including applications in the medical, engineering and scientific instruments market, factory automation market and military/aerospace market.

Over the past five years, Analog has sought to balance its traditionally stable SLIC business with growth opportunities for SPLICs and DSP ICs. Building upon its expertise in linear IC technology, the Company has developed special-purpose linear and mixed-signal ICs tailored to specific high-volume applications in target markets. The Company also has extended its expertise in analog signal processing and data conversion to develop DSP ICs. The Company's SPLICs and DSP ICs address the emerging demand for high levels of performance in many communications, computer and other high-volume applications. These products have a high level of functionality (i.e., many functions on one chip) to satisfy OEMs' requirements for an integrated solution with low cost per function.

To build upon its position as a leader in real-world signal processing, Analog is pursuing strategies that include the following:

     - Expand Traditional SLIC Business. The Company has taken a three-pronged approach to grow its SLIC business. First, it is seeking to solidify its leading position in the market for general purpose operational amplifiers and data converters, particularly in instrumentation and factory automation applications. Second, it is expanding its SLIC product portfolio to address other market segments, such as power management ICs for mobile phones and laptop computers and interface ICs for modems and printers. Third, the Company is developing SLICs for new high-volume applications in the communications, computer and consumer markets, including radio frequency ("RF") products for both wireless and broadband wired communication applications.

     - Become a Major Supplier of General-Purpose DSP ICs. The Company's general-purpose DSP ICs consist of a family of programmable 16-bit fixed point and 32-bit floating point DSPs. These products offer processing speed, ease of programming and on-chip memory that allow system designers to cost effectively implement complex algorithms for signal processing applications. Analog believes that this product line will enable it to build a leading position in the general-purpose DSP market, principally for communications and computer applications.

     - Pursue Growth Opportunities for System-Level Signal-Processing ICs. The Company is leveraging its expertise in both analog signal processing and data conversion to develop SPLICs and DSP ICs that provide system-level solutions for various growth applications, particularly in the communications and computer markets. The Company's system-level ICs often replace a combination of SLICs and general-purpose DSPs that are used by customers in their initial product designs. The Company offers system-level ICs for wireless communications applications such as digital mobile phones and base stations, and for computer applications such as audio enhancement in multimedia PCs.

     - Leverage Core Technologies to Develop Innovative Products. The Company plans to continue applying its core technologies to develop a continuous flow of new products. In addition, the Company plans to continue to extend its core technologies to include new technologies, such as RF signal processing, which Analog has used primarily for wireless communications applications, and surface micromachining, which Analog has used to develop an accelerometer for automobile airbag systems. The Company intends to use its micromachining technology to address other applications outside the automotive industry.

PRINCIPAL PRODUCTS

The Company operates predominantly in one industry segment: the design, manufacture and marketing of a broad line of high-performance linear, mixed-signal and digital integrated circuits that address a wide range of real-world signal processing applications. Analog's products can be divided into four classifications: SLICs; SPLICs and DSP ICs; hard disk drive ICs; and assembled products.

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

The following table sets forth the approximate percentage of revenue attributable to each of the Company's four product groups for the past three fiscal years:

    PRODUCTS                               1995          1994          1993
    -----------------------------------------------------------------------
    SLICs                                   64%           60%           60%
    SPLICs and DSP ICs                      24            20            20
    Hard Disk Drive ICs                      4             9             6
    Assembled Products                       8            11            14

SLICs

Analog believes that it is one of the world's largest suppliers of SLIC products. SLICs have been the foundation of the Company's business for more than 20 years. The Company's SLIC products are primarily high-performance, single-function devices. The majority of the Company's SLIC revenue is attributable to data converters (analog-to-digital and digital-to-analog) and amplifiers. Other SLIC products offered by the Company include analog signal-processing devices (such as analog multipliers), voltage references and comparators. The Company is currently expanding its SLIC product offerings in areas where it traditionally has had limited focus, principally interface circuits and power management ICs. It is also expanding its SLIC product line to include a much larger number of products designed to operate from single-supply 3- or 5-volt power sources to better meet the needs of customers designing portable, battery- operated equipment.

Analog's SLIC products tend to be general purpose in nature, which allows customers to incorporate them in a wide variety of equipment and systems. Analog's product portfolio includes several hundred SLICs, any one of which can have as many as several hundred customers. SLICs typically have long product life cycles. The Company's SLIC customers include both OEMs and customers who build equipment for their own use. Historically, most SLICs have been purchased by OEMs which serve the industrial and military/aerospace markets, but they are now also being used for applications in commercial and consumer communications equipment, personal computers (PCs) and peripheral equipment used with PCs and computers.

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

SPLICs AND DSP ICs

SPLICs and DSP ICs, which are collectively referred to as system-level ICs, are multi-function devices that feature high levels of functional integration on a single chip. Most SPLICs are mixed-signal devices (some of which include DSP capability) and the balance are linear-only devices. SPLICs are almost always designed to the requirements of a specific application, and the design process often includes significant input from one or more potential key customers. Market demand for SPLICs is driven by the benefits that result from combining a number of functions on a single circuit as opposed to a combination of SLICs and other ICs. These benefits include higher performance, lower cost per function, smaller size, lower weight, fewer parts and decreased power consumption. These products enable customers to achieve easier design-ins and faster time to market. The Company believes that these benefits are becoming more important to the Company's OEM customers as they increase their focus on high-performance, small, lightweight products, many of which are battery powered.

The Company's general-purpose DSP ICs are designed to efficiently execute specialized programs (algorithms) associated with processing real-time, real-world data. The Company's fixed-point and floating-point DSP ICs share a common architecture and code compatibility, which allows system designers to address cost, performance and time-to- market constraints. Analog's DSP ICs are supported with specialized applications and easy-to-use, low-cost design tools, which reduce product development cost and time to market.

The Company's DSP ICs include general-purpose DSPs and mixed-signal ICs that include a DSP core along with data conversion and analog signal processing circuitry. Demand for system-level ICs that incorporate both DSP functionality and sophisticated mixed-signal capability tailored to specific applications is increasing as customers continue to demand as much functionality as possible from a single chip.

HARD DISK DRIVE ICs

ICs in this product category are used in hard disk drives that serve as rotating mass storage devices in end products such as PCs, workstations and network servers. These ICs process analog signals from a hard disk drive's read/write head during read operations and position the read/write head over the desired track on a hard disk drive platter during read and write operations.

ASSEMBLED PRODUCTS

The Company's assembled products consist of hybrids, printed-board modules and multi-chip modules ("MCMs"). A hybrid consists of several chips and discrete components mounted and wired together on a substrate. A printed-board module consists of surface-mount components assembled on a small printed board that is then encapsulated in a small plastic case. An MCM consists of several chips assembled in an automated fashion in a multilayer package that provides high interconnect density at low cost.

Revenues from this product group have been declining since 1989, as hybrids have been replaced in many new designs with smaller, lower-cost monolithic ICs that offer higher levels of performance and integration. The Company plans to continue marketing printed-board modules (primarily input/output modules used in industrial control and factory automation applications). Orders for assembled products overall showed a year-over-year increase in fiscal 1995 following several years of decline as demand for recently designed MCMs offset declining demand for older hybrid products.

MARKET AND APPLICATIONS

The Company's products are sold primarily to OEMs that incorporate them in equipment, instruments and systems sold to end users for a wide variety of applications, including communications equipment; computers and computer peripherals; engineering, medical and scientific instruments; factory automation equipment; military/aerospace equipment; high-end consumer electronics products; and automotive. The Company's growth has been aided both by the expansion of these markets and the increasing use of computer technology in the equipment and systems sold in these markets.

For fiscal 1995, Analog's 20 largest customers accounted for approximately 25% of the Company's net sales. The largest single customer represented less than 5% of net sales. Sales of the Company's products are not highly seasonal.

Listed below are some of the characteristics of each of the Company's major served markets:

COMMUNICATIONS -- includes data and fax modems, digital cellular telephones and portable, wireless communications equipment and broadband wired applications. The need for ever higher speed, coupled with more reliable, more bandwidth-efficient communications is creating increasing demand for systems that include both digital and analog signal processing capability. Demand for signal processing ICs for this market is also being driven by the equipment manufacturers' need for components that enable them to develop cost-effective products that feature high performance, small size, low weight and minimal power consumption.

COMPUTERS AND COMPUTER PERIPHERALS -- includes high-performance personal computers, workstations and peripheral devices such as hard disk drives. The Company currently supplies a variety of ICs used in this market for functions such as graphic displays; interfaces between PCs and peripherals such as modems and printers; power and battery management; and enhanced sound input and output capability for business and entertainment applications.

INSTRUMENTATION -- includes manufacturers of engineering, medical and scientific instruments. These products are usually designed using the highest performance SLICs available, where production volumes generally do not warrant custom or application-specific ICs.

FACTORY AUTOMATION -- includes data acquisition systems, automatic process control systems, robotics, environmental control systems and automatic test equipment ("ATE"). These products generally require ICs that offer performance greater than that available from commodity-level ICs, but generally do not have production volumes that warrant custom or application-specific ICs. Combinations of SLICs are therefore usually employed to achieve the necessary functionality, except in ATE applications where the high level of electronic circuitry required per tester has created opportunities for SPLICs.

MILITARY/AEROSPACE -- includes the military, commercial avionics and space markets, all of which require high-performance ICs that meet rigorous environmental and reliability specifications. Nearly all of the Company's SLICs can be supplied in versions that meet appropriate military standards. In addition, many products can be supplied to meet the standards required for broadcast satellites and other commercial space applications. Most of the Company's products sold into this market are derived from standard commercial grade ICs, although the Company sometimes develops products expressly for military/aerospace applications.

CONSUMER ELECTRONICS -- The emergence of high-performance consumer products, such as compact disc players, digital VCRs, digital audio tape equipment and digital camcorders, has led to the need for high-performance SPLICs with a high level of functionality. Although the Company's revenue from this market is not currently significant, the Company expects to supply ICs for sophisticated products used by consumers for computing, communications and entertainment applications, and believes that many of these applications will involve digital signal processing.

AUTOMOTIVE -- Although the automotive market has historically been served with low-cost, low-performance ICs, demand has emerged for higher performance devices for a wide range of applications. In response, Analog is developing products specifically for the automotive market. The Company began shipments of its first automotive product, a micromachined IC employed as a crash sensor in airbag systems, in 1993. This product serves as an alternative to an electromechanical sensor. The Company began shipments of this device to Delco in 1994 for use in several 1995 model-year General Motors "W body" cars. It is also being used in, or has been selected for, several other manufacturers' airbag systems.

RESEARCH AND DEVELOPMENT

The markets served by Analog are characterized by rapid technological changes and advances. Accordingly, the Company makes substantial investments in the design and development of new products and processes, and for significant improvement of existing products and processes. Analog spent $134.3 million during fiscal 1995 for the design, development and improvement of new and existing products and processes, compared to $106.9 million during fiscal 1994 and $94.1 million during fiscal 1993.

In fiscal 1995, approximately half of the Company's R&D expenditures were devoted to the design and development of SPLICs and DSP ICs, and the development and improvement of processes used for these products. The Company believes that it will be able to leverage its core technological competencies and leadership position in linear and DSP technology to design and develop a wide range of highly integrated, high-performance, cost-effective mixed-signal SPLICs, many of which will include DSP capability. At the same time, however, the Company expects to continue developing new and improved SLIC products to increase its share of the SLIC market. In support of its research and development activities, the Company employs several hundred engineers involved in product and process development at several design centers and manufacturing sites located throughout the world.

As of October 28, 1995, the Company owned 311 U.S. patents and had 210 patent applications on file with the United States patent office. The Company believes that while its patents may provide some advantage, its competitive position is largely determined by such factors as the knowledge, ability and experience of the Company's personnel, new product development, market recognition and ongoing marketing efforts, customer service and technical support.

SALES CHANNELS

Analog sells its products in both North America and internationally through a direct sales force, third-party distributors and independent sales representatives. Approximately 44% of fiscal 1995 revenue was derived from customers in North America. As of December 1, 1995, the Company had 15 sales offices in the United States, and its third-party distribution channel consisted of nine national and regional third-party distributors and several independent sales representatives with numerous locations throughout the U.S. and Canada.

Approximately 28% of the Company's fiscal 1995 revenue was derived from sales to customers in Europe; 17% to customers in Japan; and 11% to customers in other international markets. As of December 1, 1995, the Company had direct sales offices in Australia, Austria, Denmark, France, Germany, Hong Kong, India, Israel, Italy, Japan, Korea, The Netherlands, Singapore, Sweden, Taiwan and the United Kingdom. The Company also had sales representatives and/or distributors in approximately 27 countries outside North America, including countries where the Company also has direct sales offices.

Approximately 42% of Analog's fiscal 1995 revenue was derived from sales made through distributors. The Company's distributors typically maintain an inventory of Analog products. Some of these distributors also sell products competitive with the Company's products, including those for which the Company is an alternate source. Sales to certain distributors are made under agreements which provide protection to the distributors for their inventory of Company products against price reductions and products that are slow-moving or have been discontinued by the Company. These agreements generally contain a provision for the return of the products to the Company in the event the relationship with the distributor is terminated.

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

Analog's IC products are fabricated both at the Company's production facilities and by third-party wafer fabricators. Assuming that the Company can continue to maintain favorable relationships with its third-party wafer fabricators, it intends to continue using such suppliers for meeting most of its needs for wafers that can be fabricated using industry- standard digital processes. The Company intends to rely primarily on its own facilities for production of wafers fabricated with linear and mixed-signal processes. The Company operates wafer fabrication facilities in Wilmington, Massachusetts; Santa Clara, California; and Limerick, Ireland for production of linear and mixed-signal devices. The Company also operates assembly and test facilities located in the United States, Ireland, the Philippines and Taiwan. The Company uses two principal foundries, Taiwan Semiconductor Manufacturing Company and Chartered Semiconductor Corporation for the production of digital and VLSI mixed-signal devices.

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

As a result of strong demand for its products, the Company was manufacturing capacity constrained throughout most of fiscal 1995. While the Company is planning in fiscal 1996 to increase substantially its manufacturing capacity through both expansion of its production facilities and increased access to third-party wafer foundries, there can be no assurance that the Company will complete the expansion of its production facilities or secure increased access to third-party foundries in a timely manner, that the Company will not encounter unanticipated production problems at either its own facilities or at third-party foundries or that the increased capacity will be sufficient to satisfy demand for its products.

BACKLOG

Backlog at the end of fiscal year 1995 was approximately $286.8 million; it was approximately $152.8 million at the end of the fiscal year 1994. The Company defines its backlog at any point in time as those orders for which customers have requested shipment within the next 13 weeks. The quantities of the Company's products to be delivered and their delivery schedules, as covered by customer purchase orders, are frequently revised by customers to reflect changes in their needs. As is customary in the semiconductor industry, the Company may allow such orders to be canceled or deliveries delayed by the customer without significant penalty. In addition, the Company's backlog includes its orders from domestic distributors as to which revenues are not recognized until the products are sold by the distributors. Accordingly, the Company believes that its backlog at any time should not be used as a measure of future revenues.

GOVERNMENT CONTRACTS

The Company estimates that approximately 13% of its total worldwide revenue is attributable to sales to the U.S. government and government contractors and subcontractors. Analog's government contract-related business is predominantly in the form of negotiated, firm fixed-priced subcontracts. All such contracts and subcontracts contain standard provisions related to termination at the election of the United States government. The Company expects that the U.S. government's intention to further reduce U.S. military spending will result in a continuing gradual reduction in the percentage of the Company's total sales going to governmental users and contractors.

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

EMPLOYEES

As of October 28, 1995, the Company employed approximately 6,000 persons. The Company's future success depends in large part on the continued service of its key technical and senior management personnel, and on its ability to continue to attract, retain and motivate qualified employees, particularly those highly skilled design, process and test engineers involved in the manufacture of existing products and the development of new products and processes. The competition for such personnel is intense, and the loss of key employees could have a material adverse effect on the Company. The Company believes that relations with its employees are good.

INTERNATIONAL OPERATIONS

Analog has direct sales offices in 16 countries outside the United States. For fiscal 1995, Analog's international sales accounted for approximately 56% of total sales, the majority of which were made through its direct international sales offices while the balance, approximately 40% of the total, were made through distributors. In addition, the Company has manufacturing facilities in Ireland, the Philippines and Taiwan. The Company also has arrangements with subcontractors, principally in the Far East, for the wafer fabrication, assembly and testing of certain products.

ITEM 2. PROPERTIES

The Company's corporate headquarters is located in Norwood, Massachusetts. Manufacturing and other operations are carried on in several locations worldwide. The following tables provide certain information as to the Company's principal general offices and manufacturing facilities:

  PLANT LOCATION
     OWNED:                                        USE                                       FLOOR SPACE
     ------                                        ---                                       -----------
Wilmington,          Wafer fabrication, components assembly and testing, engineering     245,200 sq. ft.
Massachusetts        and administrative offices

Wilmington,          Engineering, marketing and administrative offices                   108,000 sq. ft.
Massachusetts

Wilmington,          Components engineering, marketing and administrative offices         67,200 sq. ft.
Massachusetts

Limerick,            Wafer fabrication, components assembly and testing, engineering     286,200 sq. ft.
Ireland              and administrative offices

Greensboro,          Components and board assembly and testing, engineering and          100,000 sq. ft.
North Carolina       administrative offices

Manila, Philippines  Components assembly and testing, engineering and administrative      85,000 sq. ft.
                     offices

   PRINCIPAL                                                                                 LEASE
   PROPERTIES                        USE                                FLOOR SPACE        EXPIRATION          RENEWALS
     LEASED                          ---                                -----------        ----------          --------
     ------                                                                               (FISCAL YEAR)


Norwood,           Corporate headquarters, engineering,                135,000 sq. ft.        2007             3, five-yr.
Massachusetts (1)  components assembly and sales and marketing                                                 periods
                   offices

Westwood,          Components and subsystems assembly and              100,400 sq. ft.        1996             2, ten-yr.
Massachusetts (2)  testing, engineering and administrative offices                                             periods

Santa Clara,       Wafer fabrication, components assembly and           72,800 sq. ft.        2000             2, five-yr.
California         testing, engineering and administrative offices                                             periods

Santa Clara,       Administrative offices and engineering               43,500 sq. ft.        2000             2, five-yr.
California                                                                                                     periods

Sunnyvale,         Wafer fabrication                                    27,000 sq. ft.        2000             3, five-yr.
California                                                                                                     periods

Taipei,            Components testing, engineering and                  45,700 sq. ft.        1997             3 to 5 yr.
Taiwan             administrative offices                                                                      option to
                                                                                                               extend

(1) See Note 6 - "Commitments and Contingencies" in the Notes to Consolidated Financial Statements for information regarding contingent liabilities related to the lease of the Norwood, Massachusetts property.
(2) The Westwood, Massachusetts facility is subject to a 25-year capital lease with an option to purchase.

In addition to the principal leased properties listed in the previous table, the Company also leases sales offices and other premises at 25 locations in the United States and 25 locations overseas under operating lease agreements.
These leases expire at various dates through the year 2010. The Company anticipates no difficulty in retaining occupancy of any of its manufacturing, office or sales facilities through lease renewals prior to expiration or through month-to-month occupancy, or in replacing them with equivalent facilities. See Note 5 - "Lease Commitments" in the Notes to Consolidated Financial Statements for information concerning the Company's obligations under all operating and capital leases.

ITEM 3. LEGAL PROCEEDINGS

TEXAS INSTRUMENTS LITIGATION

The Company was a defendant in two lawsuits brought in Texas by Texas Instruments, Inc. ("TI"), alleging patent infringement, including patent infringement arising from certain plastic encapsulation processes, and seeking an injunction and unspecified damages against the Company. The alleged infringement of one of these patents is also the subject matter of a proceeding brought by TI against the Company before the International Trade Commission ("ITC"). On January 10, 1994, the ITC brought an enforcement proceeding against the Company alleging that the Company had violated the ITC's cease and desist order of February 1992 (as modified in July 1993), which prohibited the Company's importation of certain plastic encapsulated circuits, and seeking substantial penalties against the Company for these alleged violations. If it is determined that the Company has violated the cease and desist order, the ITC could seek to impose penalties of up to $100,000 per day of violation from the date of the cease and desist order (February 1992) or a sum equal to twice the value of the goods determined to be sold in violation of the order. In addition, in June 1992, the Company commenced a lawsuit against TI in Massachusetts alleging certain TI digital signal processors infringed one of the Company's patents.

Effective April 1, 1995, the Company and TI settled both Texas lawsuits and the Massachusetts lawsuit principally by means of a royalty-free cross license of certain of the Company's and TI's patents. On April 25, 1995, the Company filed with the ITC a motion to terminate the ITC enforcement proceeding on the grounds that further action by the ITC is unnecessary in light of the Company's settlement with TI. On May 8 1995, an Administrative Law Judge issued a recommended determination to the ITC to grant the Company's motion to terminate the ITC proceeding. The investigative office of the ITC has opposed the motion, claiming that, notwithstanding the Company's settlement with TI, the Company's alleged violation of the ITC's cease and desist order warrants the imposition of substantial penalties. The Company's motion is pending before the ITC.

MAXIM LITIGATION

The Company is a defendant in a lawsuit brought by Maxim Integrated Products, Inc. ("Maxim") in the United States District Court for the Northern District of California seeking an injunction against, and claiming damages for, alleged antitrust violations and unfair competition in connection with distribution arrangements between the Company and certain distributors. Maxim alleged that certain distributors ceased doing business with Maxim as a result of the distribution arrangements between the distributors and the Company, resulting in improper restrictions to Maxim's access to channels by which it distributes its products. Maxim asserted actual and consequential damages in the amount of $14.1 million and claimed restitution and punitive damages in an unspecified amount. Under applicable law, Maxim would receive three times the amount of any actual damages suffered as a result of any antitrust violation. On September 7, 1994, Maxim's claim was dismissed for lack of evidence. Maxim has appealed this ruling and oral argument of the appeal was held in January 1996.

For additional information concerning the above-described lawsuits and the potential impact of such suits upon the Company's financial condition and results of operations, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

OTHER

In addition, from time to time as a normal incidence of the nature of the Company's business, various claims, charges and litigation are asserted or commenced against the Company arising from or related to contractual matters, patents, personal injury, environmental matters and product liability. Such litigation includes patent infringement actions brought against the Company by Sextant Avionique, S.A. ("Sextant") in Paris, France, which claims that the Company's accelerometer infringes certain Sextant patents and seeks to enjoin such infringement. While there can be no assurance that the Company will prevail in all of these matters, the Company does not believe that these matters will have a material adverse effect on the Company's consolidated financial position or consolidated results of operations. However, an adverse resolution could have an adverse effect on the Company's consolidated results of operations in the quarter in which these matters are resolved.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the last quarter of the fiscal year ended October 28, 1995.



                        EXECUTIVE OFFICERS OF THE COMPANY


The following table sets forth (i) the name and age of each present executive officer of the Company; (ii) the position(s) presently held by each person named; and (iii) the principal occupations held by each person named for at least the past five years.

   EXECUTIVE OFFICER      AGE            POSITION                         BUSINESS EXPERIENCE
   -----------------      ---            --------                         -------------------
Ray Stata .............    61   Chairman of the Board and      Chairman of the Board and Chief Executive
                                Chief Executive Officer        Officer since 1973; President from 1971 to
                                                               November 1991.

Jerald G. Fishman .....    50   President, Chief Operating     President, Chief Operating Officer and
                                Officer and Director           Director since November 1991; Executive
                                                               Vice President from 1988 to November 1991;
                                                               Group Vice President - Components from 1982
                                                               to 1988.

William A. Martin .....    36   Treasurer                      Treasurer since March 1993; Assistant
                                                               Treasurer from October 1991 to March
                                                               1993; Manager of Treasury Finance from
                                                               March 1987 to October 1991; Manager of
                                                               International Treasury from October 1985 to
                                                               March 1987.

Brian P. McAloon ......    45   Vice President, Sales          Vice President, Sales since May 1992; Vice
                                                               President, Sales and Marketing - Europe
                                                               and Southeast Asia from 1990 to 1992;
                                                               General Manager, Analog Devices, B.V. -
                                                               Limerick, Ireland from 1987 to 1990.

Joseph E. McDonough ...    48   Vice President, Finance and    Vice President, Finance and Chief Financial
                                Chief Financial Officer        Officer since November 1991; Vice
                                                               President since 1988 and Treasurer from
                                                               1985 to March 1993; Director of Taxes from
                                                               1983 to 1985.

There is no family relationship among the named officers.

                                                  PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is listed on the New York Stock Exchange under the symbol ADI. The table below sets forth the high and low prices of the Common Stock during the two most recent fiscal years.

                                  1995                      1994
                            -----------------        -----------------
       PERIOD                HIGH       LOW           HIGH       LOW
       ------                ----       ---           ----       ---
   First Quarter            $16.25     $13.63        $11.63     $ 8.63
   Second Quarter           $18.75     $13.38        $13.88     $10.88
   Third Quarter            $25.25     $17.13        $13.88     $10.88
   Fourth Quarter           $26.25     $19.88        $16.38     $11.75

On November 28, 1995, the Company's Board of Directors authorized a three-for-two stock split effected in the form of a 50% stock dividend distributed on January 3, 1996 to stockholders of record December 12, 1995. All stock prices in the table above have been restated to reflect the split.

The Company's $60,000,000 credit agreement restricts the aggregate of all cash dividend payments declared or made subsequent to January 30, 1993 to an amount not exceeding $29,734,000 plus 50% of the consolidated net income of the Company for the period from January 31, 1993 through the end of the Company's then most recent fiscal quarter. At October 28, 1995 this amount was equal to $144,782,000. Although prior credit agreements may not have restricted the payment of dividends, the Company has never paid any cash dividends on its Common Stock.

The approximate number of holders of record of the Company's Common Stock at December 29, 1995 was 4,429. This number does not include shareholders for whom shares are held in a "nominee" or "street" name.


ITEM 6. SELECTED FINANCIAL DATA

(thousands except per share amounts)        1995             1994             1993             1992             1991
--------------------------------------------------------------------------------------------------------------------
Statement of Operations data:
    Net sales ...............         $  941,546         $773,474         $666,319         $567,315         $537,738
    Net income ..............            119,270           74,496           44,457           14,935            8,203
    Net income per
      share (1) .............               1.00              .64              .39              .14              .08

Balance Sheet data:
    Total assets ............         $1,001,648         $815,871         $678,492         $561,867         $503,317
    Long-term obligations ...             80,000           80,061          100,297           70,632           36,819
--------------------------------------------------------------------------------------------------------------------

(1) All references to per share amounts have been restated to reflect the three-for-two stock split effected in the form of a 50% stock dividend distributed on January 3, 1996 to stockholders of record December 12, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FISCAL 1995 COMPARED TO FISCAL 1994

The Company reported net sales of $941.5 million in fiscal 1995, up $168 million or 22% from net sales of $773.5 million in fiscal 1994. Fiscal year 1995 sales growth was attributable to significant increases in sales volumes of both the Company's standard linear IC and system-level IC products as worldwide demand for precision integrated circuit products accelerated throughout fiscal 1995, exceeding the Company's expectations and capacity. Demand for the Company's ICs was strong both in its core industrial and instrumentation markets and in high-growth applications in the communications, computer and portable, wireless equipment markets. Total IC sales, representing both standard linear and system-level ICs, constituted approximately 92% of total sales in fiscal 1995, continuing the long-term trend of IC sales becoming a larger portion of the Company's revenues.

Sales of the Company's standard linear IC products, which make up the largest and most profitable part of the Company's business, increased approximately $137 million or nearly 30% in fiscal 1995. Standard linear IC sales also increased as a percentage of total sales, accounting for 64% of total sales in fiscal 1995 compared to 60% in fiscal 1994. The growth in sales of standard linear ICs was primarily driven by increased penetration of the Company's data converter and amplifier products in high-performance instrumentation and factory automation applications and greater use of standard linear IC products in new high-volume applications in the communications, computer and consumer markets including digital cellular handsets and base stations, video applications and imaging applications. As in fiscal 1994, the distributor channel continued to have a positive effect on the Company's standard linear IC product line in fiscal 1995; distribution has become the fastest growing channel for these products.

Sales of system-level ICs, excluding those used in hard disk drives, increased approximately $70 million or 46% in fiscal 1995, as the Company achieved substantial bookings and revenue gains in its general-purpose digital signal processing products and mixed-signal ICs for application-specific system-on-a-chip solutions. The strongest end user market growth for the Company's system-level IC products was experienced in wireless communications applications, including digital mobile phones and base stations, and computer applications, including audio enhancement in multimedia PCs. As a percentage of total sales, system-level IC products, with the exception of hard disk drive products, increased to 24% of total sales compared to 20% in fiscal 1994. Sales of hard disk drive products in fiscal 1995 declined $37 million or 53% compared to fiscal 1994 due to a combination of scarcity of wafers and the rapid movement of this market to digital PRML channels.

Sales of the Company's assembled products decreased approximately $2.5 million or 3% from fiscal 1994 to fiscal 1995 and as a percentage of total sales decreased from 11% to 8% over this same period. This sales decrease was comparatively less than in prior years as sales demand for newer multi-chip modules for the communications market began to offset the decline in older military hybrids.

In fiscal 1995, sales to North American customers increased $68.3 million or 20% over fiscal 1994 to $412.2 million. Sales to customers outside North America, primarily Europe, Japan and Southeast Asia, increased $99.7 million or 23% to $529.3 million. The distributor channel was a major contributor to sales growth in North America as well as in Europe and Japan especially for standard linear IC products. North American sales through distribution increased approximately 40% over the prior year while worldwide sales through distribution increased approximately 55% from fiscal 1994 to fiscal 1995. On a worldwide basis, sales through distribution accounted for approximately 42% of total sales in fiscal 1995 compared to 33% in fiscal 1994. Sales to European customers increased $66.4 million or 34% to $264 million, with much of this growth resulting from the Company's increased penetration of applications in the communications market, particularly in handsets and basestations used in the GSM (Global System for Mobile Communications) digital cellular telephone system now widely deployed in Western Europe. Sales in Japan increased $32.1 million or 24% to $165.1 million largely as a result of increased sales of standard linear IC products for factory automation and other industrial market applications. A weaker average U.S. dollar exchange rate also contributed to some of the improvement in European and Japanese sales. Sales to customers in Southeast Asia of $100 million were essentially flat compared to fiscal 1994 due to the significant decline in hard disk drive sales. As a percentage of total sales, North American and international sales accounted for 44% and 56%, respectively, unchanged from the comparable percentages in fiscal 1994.

As a result of strong demand for its products, the Company was manufacturing capacity constrained throughout most of fiscal 1995. The Company is pursuing a multi-faceted manufacturing capacity expansion program to substantially increase the number of fabricated wafers available to it in fiscal 1996 and beyond. See "Liquidity and Capital Resources" below for a discussion of the Company's efforts to address its capacity issues.

Gross margin increased to 50.7% of sales in fiscal 1995 compared to 49.0% of sales in fiscal 1994. The increase in gross margin was principally due to a higher proportion of standard linear IC products in the mix of products sold, which generally have higher gross margins than the Company's system-level IC products. The improvement in gross margin in fiscal 1995 was also attributable to greater capacity utilization, resulting in the absorption of fixed manufacturing costs over increased production volumes.

Research and development expenses increased approximately 26% in fiscal 1995 to $134.3 million or 14.3% of sales. This increase was mainly due to higher spending in the development of new products and technologies targeted for the communications, computer and automotive markets, including initiatives in general-purpose digital signal processing such as the Company's SHARC product family, system-level ICs for computer audio and wireless communications applications, RF signal processing, surface micromachining technology, accelerometer products and continued development of innovative SLIC products and processes. The increase in R&D expenditures in fiscal 1995 was also attributable to increased staffing of design engineering personnel and the start up of two new design centers. The Company believes that technical leadership in the semiconductor industry is critical to its future success and is committed to maintaining a high level of research and development effort.

Selling, marketing, general and administrative (SMG&A) expense growth in fiscal 1995 was held to 8.6%, as SMG&A increased from $170.3 million in fiscal 1994 to $184.9 million in fiscal 1995. SMG&A expenses continued to decline as a percentage of sales to 19.6% in fiscal 1995 compared to 22.0% in fiscal 1994 and 23.8% in fiscal 1993, consistent with the Company's goal of constraining SMG&A spending growth to a rate significantly below sales growth. The increase in SMG&A expenses in absolute dollars was primarily related to higher incentive expenses associated with improved revenue and profitability levels, and greater product advertising and related promotional costs in support of the Company's product lines and customer base.

Operating income grew 55% to 16.8% of sales compared to 13.2% of sales in fiscal 1994. This performance gain reflected the combination of accelerated demand for the Company's products, improved gross margin and continuing commitment to growing expenses more slowly than sales.

Nonoperating expenses decreased $6.6 million in fiscal 1995 due primarily to a $2.9 million decrease in interest expense and a $2.9 million increase in interest income. The reduction in interest expense from fiscal 1994 to fiscal 1995 was due in large part to the maturity of a $20 million term loan early in the first quarter of fiscal 1995 while the increase in interest income over this same period was attributable to a higher average level of cash investments and a higher weighted average investment rate in fiscal 1995 versus fiscal 1994. Interest expense in fiscal 1996 will increase from fiscal 1995 as a result of the issuance of $230,000,000 of 3- 1/2% Convertible Subordinated Notes in December 1995.

The effective income tax rate increased to 25.2% in fiscal 1995 from 23.1% in fiscal 1994 due to earnings growth in higher tax rate jurisdictions including the U.S. The Company maintains a valuation allowance for deferred tax assets, which was $10.0 million at both October 28, 1995 and October 29, 1994, based on management's assessment that realization of such deferred tax assets was not assured for book and tax capital losses and book basis foreign tax credits.

The growth in sales, improved operating performance and lower nonoperating expenses yielded a 60% rise in net income to $119.3 million or 12.7% of sales compared to $74.5 million or 9.6% of sales. Earnings per share in fiscal 1995 grew 56% to $1.00 from $0.64 in fiscal 1994.

The Company has not yet adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" which will require adoption in fiscal 1997. The Company is in the process of determining the effect of adoption of these statements on its consolidated financial statements and related disclosures.

The impact of inflation on the Company's business during the past three years has not been significant.

FISCAL 1994 COMPARED TO FISCAL 1993

Net sales of $773.5 million for fiscal 1994 increased 16% from net sales of $666.3 million for fiscal 1993. The sales increase was due principally to higher sales volumes of both standard linear IC and system-level IC products which together grew approximately 20% year-over-year to comprise approximately 89% of total sales for fiscal 1994.

Standard linear IC sales rose approximately $66.5 million or approximately 17% to $467.5 million in fiscal 1994. This increase was primarily due to the combination of increased penetration of the distribution channel coupled with well accepted new product offerings.

Sales of system-level IC products grew approximately $49.0 million or approximately 28% to $224.0 million in fiscal 1994. This growth was attributable largely to increased demand for applications in personal computers and wireless communications products, and the Company's broader participation in these growing markets.

Sales of assembled products declined approximately 9% from fiscal 1993 to fiscal 1994 and as a percentage of total sales decreased from 14% to 11% over the same period.

Sales to North American customers increased 18% over fiscal 1993 levels to $343.9 million with much of this increase coming from the distributor channel as sales through North American distributors increased 36% from the prior year. Sales to international customers grew 15% led by sales increases of approximately 27% and 35% in Japan and Southeast Asia, respectively. Sales growth in Japan was mainly attributable to increased demand for standard linear IC products, aided in part by the translation of yen-denominated sales to a weaker average U.S. dollar. The sales increase in Southeast Asia represented continued strength in sales of personal computer products. European sales of $197.9 million for fiscal 1994 were flat compared to the prior year due to weaker European industrial economies as compared to fiscal 1993. Sales growth in Europe resumed in the fourth quarter of fiscal 1994, growing again after weakness in the first nine months of the year as the European economy showed improvement, particularly Germany. As a percentage of total net sales, North American and international sales remained at 44% and 56%, respectively, which were comparable to fiscal 1993.

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

R&D expenses for fiscal 1994 increased 13.6% from fiscal 1993 as the Company continued to invest in new product development. As a percentage of sales, R&D expenses were 13.8% in fiscal 1994 compared to 14.1% in fiscal 1993.

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

In total, operating expenses were reduced to 35.8% of sales, down from 37.9% in fiscal 1993, consistent with the Company's emphasis on maintaining tight control over all costs in order to gain better operating leverage on increases in revenues.

Operating income reached 13.2% of sales for fiscal 1994, an increase of nearly four percentage points from 9.4% of sales for fiscal 1993. This performance gain reflected the higher sales level, improvement in gross margin as a percentage of sales and slower rate of expense growth versus sales.

Nonoperating expenses decreased $2.3 million, benefiting from increased interest income on a higher level of invested cash as net interest expense was reduced from $5.8 million in fiscal 1993 to $2.0 million in fiscal 1994.

The effective income tax rate increased to 23% in fiscal 1994 from 20% in fiscal 1993 due to a shift in the mix of worldwide income. In the first quarter of fiscal 1994, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). The impact of adopting FAS 109 was not material to the Company's consolidated financial statements. A deferred tax asset valuation allowance of $14.3 million was established at October 31, 1993 based on management's assessment that realization of such deferred tax assets was not assured for book and tax capital losses, book basis foreign tax credits, and general business tax credits. The net change in the valuation allowance for the year ended October 29, 1994 was a decrease of $4.3 million primarily from the utilization of general business tax credits.

The growth in sales, improved operating performance and lower nonoperating expenses resulted in a 68% rise in net income to $74.5 million or 9.6% of sales in fiscal 1994 compared to $44.5 million or 6.7% of sales in fiscal 1993.

LIQUIDITY AND CAPITAL RESOURCES

At October 28, 1995, the Company had $151.1 million of cash and cash equivalents and short-term investments compared to $181.8 million at October 29, 1994. The Company's operating activities generated net cash of $210.3 million, or 22.3% of sales, and $186.6 million, or 24.1% of sales, in fiscal 1995 and fiscal 1994, respectively. Investing activities used $238.7 million in fiscal 1995 and $166.8 million in fiscal 1994 while financing activities used $10.9 million in fiscal 1995 and generated $10.0 million in fiscal 1994. Working capital decreased to $271.6 million at the end of fiscal 1995 from $299.3 million at the end of fiscal 1994. This decrease was primarily due to lower cash, cash equivalents and short-term investments which were used in part to fund investing activities in fiscal 1995, and secondarily to increased accounts payable and accrued liabilities associated with an expanded scale of operations.

The Company's primary source of funds in fiscal years 1995 and 1994 was net cash generated by operations. The $23.7 million increase in operating cash flows from $186.6 million in fiscal 1994 to $210.3 million fiscal 1995 was largely attributable to higher net income and an increase in accounts payable and accrued liabilities, changes which were offset in large part by growth in inventories and accounts receivable. The noncash effect of depreciation and amortization expense was $64.1 million and $61.3 million in fiscal 1995 and fiscal 1994, respectively. As a result of internal capacity expansion, depreciation expense is expected to be higher in fiscal 1996 as these additions begin to ramp up.

Accounts receivable of $181.3 million at the end of fiscal 1995 increased $19.0 million or 11.7% from $162.3 million at the end of fiscal 1994. This increase compared favorably to the 27% increase in fourth quarter sales between the two years as the rise in sales was more than offset by improved collection of receivables. As a percentage of annualized fourth quarter sales, accounts receivable was reduced to 17.6% at the end of fiscal 1995 compared to 20.0% at the end of fiscal 1994.

Inventories rose $13.2 million or 10.1% over the prior year to $144.0 million at the end of fiscal 1995. This increase was primarily due to a build in inventory levels needed to service increasing sales volumes. Year-end inventories as a percentage of annualized fourth quarter sales decreased from 16.1% in fiscal 1994 to 14.0% in fiscal 1995. In fiscal 1996, as additional manufacturing capacity becomes available, the Company intends to increase inventory levels in order to improve customer response times.

Accounts payable and accrued liabilities increased $39.6 million or 29.4% compared to the balance at the end of fiscal 1994 due principally to increased expense activity related to the higher revenue level and increased capital expenditures in the fourth quarter of fiscal 1995 when compared to the year-earlier period. The increase in income taxes payable of 70.2% or $20.7 million was primarily attributable to increased profitability in fiscal 1995 as compared to fiscal 1994.

The Company's principal investment activities during fiscal 1995 were in support of its manufacturing capacity expansion programs and included capital expenditures of $212.7 million and an investment of $14.0 million in a wafer fabrication company in Singapore.

Capital expenditures in fiscal 1995 were significantly higher than in fiscal 1994 with a significant portion of these expenditures related to the construction of the Company's first six-inch wafer fabrication module which was completed in fiscal 1995 at the Company's Limerick, Ireland manufacturing site. This module is now undergoing test and qualification and is expected to begin supplying production wafers before the end of the first half of fiscal 1996. It will be used initially to fabricate mixed-signal VLSI products on a 0.6 micron digital CMOS process. The capital expenditures and start-up costs associated with this expansion will be supported in part by grants of up to 10.1 million Irish Pounds (approximately $16.4 million at October 28, 1995) from the Industrial Development Authority ("IDA") of Ireland. As of October 28, 1995, the Company had not received any grant monies under this agreement.

During fiscal 1995, the Company also began upgrading its existing Wilmington, Massachusetts wafer fabrication facility from four- inch to six-inch wafer production. This additional capacity, which will also become available in the latter half of fiscal 1996, will be used primarily for high-speed linear products. In addition, the Company purchased an existing six-inch wafer fabrication module located close to its Santa Clara, California site. This facility is being upgraded and modernized to produce advanced linear technology ICs, and is expected to go into production in the latter half of fiscal 1996.
In the fourth quarter of fiscal 1995, the Company also completed construction of a new engineering, marketing and administrative facility in Wilmington, Massachusetts and commenced an expansion of the Company's test and back end facilities in the Philippines.

In fiscal 1995, the Company entered into a supply agreement with its primary wafer foundry, Taiwan Semiconductor Manufacturing Co., Ltd. ("TSMC"). Under this agreement, the Company will make a series of advance payments to TSMC aggregating $22.4 million, payable over a three-year period, in order to secure access to a minimum level of wafer capacity over the period from 1996 to 1999. The first of such payments pursuant to this agreement was made in June 1995 and remaining payments are due in June of each year through 1998. The advance payments will be repaid to the Company each year in the form of credits against the prices of wafers purchased by the Company when such wafer purchases exceed a defined minimum.

In fiscal 1995, the Company made an equity investment of $14.0 million in Chartered Semiconductor Manufacturing Pte., Ltd. ("CSM") in Singapore and invested an additional $6.0 million in January 1996, in exchange for a less than 5% ownership interest. This investment is structured to provide access to CSM's new eight-inch 0.5 micron wafer fabrication facility through wafer supply and pricing commitments beginning in 1996. The investment in CSM is classified in the balance sheet line item, "Deferred Charges and Other Assets."

In January 1996, the Company entered into an additional agreement with CSM, whereby the Company will provide a total deposit of approximately $20.0 million to be paid in several installments in 1996 and 1997. Under the terms of this agreement, the deposit will guarantee access to certain quantities of sub-micron wafers through fiscal 2000. If the Company does not purchase the minimum quantities under the agreement, the deposit will be forfeited for the value of the wafer shortfall up to the total amount of $20.0 million. At the end of the agreement term, the Company's deposit will be returned, net of any forfeitures.

The Company currently plans to make capital expenditures of approximately $275 million in fiscal 1996, primarily in connection with the continued expansion of its manufacturing capacity. In addition, the Company is continuing to explore various options for increasing its manufacturing capacity, including joint ventures, acquisitions, equity investments in or loans to wafer suppliers and construction of additional facilities.

Cash used in the Company's financing activities was principally for the repayment of a $20.0 million term loan in the first quarter of fiscal 1995. Financing activities in fiscal 1995 also generated cash of $10.1 million from the issuance of common stock under stock purchase and stock option plans.

At October 28, 1995, the Company's principal sources of liquidity included $69.3 million of cash and cash equivalents and $81.8 million of short-term investments. Short-term investments at the end of fiscal 1995 consisted of commercial paper, bankers' acceptances and Euro time deposits with maturities greater than three months and less than six months at the time of acquisition. The Company also has various lines of credit both in the U.S. and overseas, including a $60 million credit facility in the U.S. which expires in 1998, all of which were substantially unused at the end of fiscal 1995. At the end of fiscal 1995, the Company's debt-to-equity ratio was 13%.

On December 18, 1995, the Company completed a public offering of $230,000,000 of five-year 3-1/2% Convertible Subordinated Notes due December 1, 2000 with semiannual interest payments on June 1 and December 1 of each year, commencing June 1, 1996. The Notes are convertible, at the option of the holder, into the Company's common stock at any time after 60 days following the date of original issuance, unless previously redeemed, at a conversion price of $27.913 per share, subject to adjustment in certain events. The net proceeds from the sale of the Notes were approximately $224,000,000 after payment of the underwriting discount and expenses of the offering which will be amortized over the term of the Notes. As of December 31, 1995, the Company's total long-term debt was $310,000,000, comprised of the $230,000,000 of 3-1/2% Convertible Subordinated Notes and $80,000,000 of 6 5/8% Notes.

The Company believes that its existing sources of liquidity and cash expected to be generated from future operations, together with current and anticipated available long-term financing, will be sufficient to fund operations, capital expenditures and research and development efforts for the foreseeable future.

LITIGATION

As set forth in Item 3 - "Business-Legal Proceedings," the Company is engaged in an enforcement proceeding brought by the International Trade Commission ("ITC") related to previously settled patent infringement litigation with Texas Instruments, Inc. The Company is also engaged in antitrust litigation with Maxim Integrated Products, Inc.

If it is determined that the Company has violated the ITC's cease and desist order of February 1992 (as modified in July 1993), the ITC could seek to impose penalties of up to $100,000 per day of violation from the date of the cease and desist order (February 1992) or a sum equal to twice the value of goods determined to be sold in violation of the order.

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

FACTORS AFFECTING FUTURE RESULTS

The Company's future operating results are difficult to predict and may be affected by a number of factors including the timing of new product announcements or introductions by the Company and its competitors, competitive pricing pressures, fluctuations in manufacturing yields, adequate availability of wafers and manufacturing capacity, changes in product mix and economic conditions in the United States and international markets. In addition, the semiconductor market has historically been cyclical and subject to significant economic downturns at various times. While the semiconductor industry in recent periods has experienced increased demand and production capacity constraints, it is uncertain how long these conditions will continue. As a result of these and other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis.

The Company's success depends in part on its continued ability to develop and market new products. There can be no assurance that the Company will be able to develop and introduce new products in a timely manner or that such products, if developed, will achieve market acceptance. In addition, the Company's growth is dependent on its continued ability to penetrate new markets such as the communications, computer and automotive segments of the electronics market, where the Company has limited experience and competition is intense. There can be no assurance that the markets being served by the Company will continue to grow; that the Company's existing and new products will meet the requirements of such markets; that the Company's products will achieve customer acceptance in such markets; that competitors will not force prices to an unacceptably low level or take market share from the Company; or that the Company can achieve or maintain profits in these markets. Also, some of the customers in these markets are less well established which could subject the Company to increased credit risk.

The semiconductor industry is intensely competitive. Certain of the Company's competitors have greater technical, marketing, manufacturing and financial resources than the Company. The Company's competitors also include emerging companies attempting to sell products to specialized markets such as those served by the Company. Competitors of the Company have, in some cases, developed and marketed products having similar design and functionality as the Company's products. There can be no assurance that the Company will be able to compete successfully in the future against existing or new competitors or that the Company's operating results will not be adversely affected by increased price competition.

The Company's manufacturing facilities are operating at full capacity, and therefore the Company's business is currently constrained. While the Company is planning in fiscal 1996 to increase substantially its manufacturing capacity through both expansion of its production facilities and increased access to third-party foundries; there can be no assurance that the Company will complete the expansion of its production facilities or secure increased access to third party foundries in a timely manner; that the Company will not encounter unanticipated production problems at either its own facilities or at third-party foundries; or that the increased capacity will be sufficient to satisfy demand for its products. The Company relies, and plans to continue to rely, on third-party wafer fabricators to supply most of its wafers that can be manufactured using industry-standard digital processes, and such reliance involves several risks, including the absence of adequate guaranteed capacity and reduced control over delivery schedules, manufacturing yields and costs. Continued manufacturing capacity constraints could adversely affect the business of the Company's customers and cause them to seek alternative sources for the products currently obtained from the Company. In addition, the Company's capacity additions will result in a significant increase in operating expenses, and if revenue levels do not increase to offset these additional expense levels, the Company's future operating results could be adversely affected. The Company also believes that other semiconductor manufacturers are also expanding or planning to expand their production capacity over the next several years, and there can be no assurance that the expansion by the Company and its competitors will not lead to overcapacity in the Company's target markets, which could lead to price erosion that would adversely affect the Company's operating results.

For fiscal 1995, 56% of the Company's revenues were derived from customers in international markets. The Company has manufacturing facilities in Ireland, the Philippines and Taiwan. The Company is therefore subject to the economic and political risks inherent in international operations, including expropriation, air transportation disruptions, currency controls and changes in currency exchange rates, tax and tariff rates and freight rates. Although the Company engages in certain hedging transactions to reduce its exposure to currency exchange rate fluctuations, there can be no assurance that the Company's competitive position will not be adversely affected by changes in the exchange rate of the U.S. dollar against other currencies.

The semiconductor industry is characterized by frequent claims and litigation involving patent and other intellectual property rights. The Company has from time to time received, and may in the future receive, claims from third parties asserting that the Company's products or processes infringe their patents or other intellectual property rights. In the event a third party makes a valid intellectual property claim and a license is not available on commercially reasonable terms, the Company's operating results could be materially and adversely affected. Litigation may be necessary to enforce patents or other intellectual property rights of the Company or to defend the Company against claims of infringement, and such litigation can be costly and divert the attention of key personnel. See Item 3 - "Legal Proceedings" for information concerning pending litigation involving the Company. An adverse resolution of such litigation, may, in certain cases, have a material adverse effect on the Company's consolidated financial position or on its consolidated results of operations or cash flows in the period in which the litigation is resolved.

Because of these and other factors, past financial performance should not be considered an indicator of future performance. Investors should not use historical trends to anticipate future results and should be aware that the trading price of the Company's common stock may be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, general conditions in the semiconductor industry, changes in earnings estimates and recommendations by analysts or other events.

                              ANALOG DEVICES, INC.

                           ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED OCTOBER 28, 1995

                                     ITEM 8

          FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL INFORMATION

                              ANALOG DEVICES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                       PAGE
                                                                                                       ----
CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL INFORMATION INCLUDED IN ITEM 8:

Report of Independent Auditors...................................................................       24

Consolidated Statements of Income for the years ended October 28, 1995, October 29, 1994
  and October 30, 1993...........................................................................       25

Consolidated Balance Sheets as of October 28, 1995, October 29, 1994 and October 30, 1993........       26

Consolidated Statements of Stockholders' Equity for the years ended October 28, 1995,
  October 29, 1994 and October 30, 1993..........................................................       27

Consolidated Statements of Cash Flows for the years ended October 28, 1995, October 29, 1994
  and October 30, 1993...........................................................................       28

Notes to Consolidated Financial Statements.......................................................       29

Supplementary Financial Information
  (Quarterly Financial Information/1995 and 1994 - Unaudited)....................................       47

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Analog Devices, Inc.

We have audited the accompanying consolidated balance sheets of Analog Devices, Inc. as of October 28, 1995, October 29, 1994 and October 30, 1993, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended October 28, 1995. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Analog Devices, Inc. at October 28, 1995, October 29, 1994 and October 30, 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 28, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                 ERNST & YOUNG LLP


Boston, Massachusetts
November 28, 1995
except for the fifth paragraph of Note 4, as to which the date is December 18, 1995

                              ANALOG DEVICES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME


Years ended October 28, 1995, October 29, 1994 and October 30, 1993
(thousands except per share amounts)                                         1995          1994          1993
-------------------------------------------------------------------------------------------------------------
REVENUE        Net sales  . . . . . . . . . . . . . . . . . . . . . .    $941,546      $773,474      $666,319

COSTS AND      Cost of sales  . . . . . . . . . . . . . . . . . . . .     464,571       394,448       350,852
EXPENSES                                                                 --------      --------      --------

               Gross margin . . . . . . . . . . . . . . . . . . . . .     476,975       379,026       315,467

               Operating expenses:
                 Research and development . . . . . . . . . . . . . .     134,265       106,869        94,107
                 Selling, marketing, general
                   and administrative   . . . . . . . . . . . . . . .     184,943       170,341       158,675

                                                                          319,208       277,210       252,782


               Operating income . . . . . . . . . . . . . . . . . . .     157,767       101,816        62,685

               Nonoperating (income) expenses:
                 Interest expense . . . . . . . . . . . . . . . . . .       4,201         7,149         7,184
                 Interest income  . . . . . . . . . . . . . . . . . .      (8,103)       (5,165)       (1,417)
                 Other  . . . . . . . . . . . . . . . . . . . . . . .       2,234         2,921         1,393

                                                                           (1,668)        4,905         7,160


EARNINGS       Income before income taxes . . . . . . . . . . . . . .     159,435        96,911        55,525

               Provision for (benefit from) income taxes:
                 Payable currently  . . . . . . . . . . . . . . . . .      52,414        30,720        13,342
                 Deferred (prepaid) . . . . . . . . . . . . . . . . .     (12,249)       (8,305)       (2,274)

                                                                           40,165        22,415        11,068


               Net income   . . . . . . . . . . . . . . . . . . . . .    $119,270      $ 74,496      $ 44,457
                                                                         ========      ========      ========
               Shares used to compute earnings per share  . . . . . .     119,039       115,907       113,543
                                                                         ========      ========      ========
               Earnings per share of common stock . . . . . . . . . .       $1.00         $ .64         $ .39
                                                                         ========      ========      ========

See accompanying notes.

                              ANALOG DEVICES, INC.

                          CONSOLIDATED BALANCE SHEETS

October 28, 1995, October 29, 1994 and October 30, 1993
(thousands except share amounts)
ASSETS                                                                               1995        1994        1993
-----------------------------------------------------------------------------------------------------------------
CURRENT         Cash and cash equivalents..................................    $   69,303    $109,113    $ 80,668
ASSETS          Short-term investments.....................................        81,810      72,652           -
                Accounts receivable less allowances of $4,439
                  ($6,403 in 1994 and $2,395 in 1993)......................       181,327     162,337     145,663
                Inventories................................................       143,962     130,726     150,422
                Prepaid income taxes.......................................        39,650      25,587      22,207
                Prepaid expenses and other current assets..................         9,966       5,042       4,240
                                                                               ----------    --------    --------
                Total current assets.......................................       526,018     505,457     403,200
                                                                               ----------    --------    --------

PROPERTY,       Land and buildings.........................................       139,718     111,857      81,110
PLANT AND       Machinery and equipment....................................       633,124     477,339     451,248
EQUIPMENT,      Office equipment...........................................        41,260      36,613      33,170
AT COST         Leasehold improvements.....................................        42,165      33,070      26,429
                                                                               ----------    --------    --------
                                                                                  856,267     658,879     591,957
                Less accumulated depreciation and amortization.............       424,305     377,064     343,527
                                                                               ----------    --------    --------
                Net property, plant and equipment..........................       431,962     281,815     248,430
                                                                               ----------    --------    --------

OTHER           Intangible assets, net.....................................        17,230      19,262      21,306
ASSETS          Deferred charges and other assets..........................        26,438       9,337       5,556
                                                                               ----------    --------    --------
                Total other assets.........................................        43,668      28,599      26,862
                                                                               ----------    --------    --------
                                                                               $1,001,648    $815,871    $678,492
                                                                               ==========    ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------
CURRENT         Short-term borrowings, current portion of
LIABILITIES       long-term debt and capital lease obligations.............    $    2,359    $ 23,153    $  2,341
                Accounts payable...........................................       100,217      74,506      48,779
                Deferred income on shipments to domestic distributors......        27,588      18,881      16,417
                Income taxes payable.......................................        50,086      29,425      15,405
                Accrued liabilities........................................        74,138      60,221      49,893
                                                                               ----------    --------    --------
                Total current liabilities..................................       254,388     206,186     132,835
                                                                               ----------    --------    --------

NONCURRENT      Long-term debt and capital lease obligations, less
LIABILITIES       current portion..........................................        80,000      80,061     100,297
                Deferred income taxes......................................         5,039       3,225       8,540
                Other noncurrent liabilities...............................         6,255       4,484       4,802
                                                                               ----------    --------    --------
                Total noncurrent liabilities...............................        91,294      87,770     113,639
                                                                               ----------    --------    --------

                Commitments and Contingencies

STOCKHOLDERS'   Preferred stock, $1.00 par value, 500,000 shares
EQUITY            authorized, none outstanding.............................             -           -           -
                Common stock, $.16 2/3 par value, 300,000,000
                  shares authorized, 114,583,932 shares issued
                  (75,252,112 in 1994 and 50,924,637 in 1993)..............        19,098      12,542       8,488
                Capital in excess of par value, net of deferred compen-
                  sation of $3,181 ($4,757 in 1994 and $3,223 in 1993).....       149,775     141,159     143,502
                Retained earnings..........................................       481,464     362,194     287,698
                Cumulative translation adjustment..........................         5,870       6,020       5,473
                                                                               ----------    --------    --------
                                                                                  656,207     521,915     445,161
                Less 51,876 shares in treasury, at cost
                  (none in 1994 and 1,727,396 in 1993).....................           241           -      13,143
                                                                               ----------    --------    --------
                Total stockholders' equity.................................       655,966     521,915     432,018
                                                                               ----------    --------    --------
                                                                               $1,001,648    $815,871    $678,492
                                                                               ==========    ========    ========

See accompanying notes.

                              ANALOG DEVICES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years ended October 28, 1995,             COMMON STOCK      CAPITAL IN                CUMULATIVE      TREASURY STOCK
October 29, 1994 and October 30, 1993     ------------      EXCESS OF     RETAINED   TRANSLATION      --------------
(thousands)                             SHARES     AMOUNT   PAR VALUE     EARNINGS    ADJUSTMENT   SHARES       AMOUNT
----------------------------------------------------------------------------------------------------------------------
           Balance, October 31,
             1992                       50,192    $ 8,366     $133,714     $243,241       $4,772   (2,067)    $(15,076)
----------------------------------------------------------------------------------------------------------------------
ACTIVITY   Net income - 1993                                                 44,457
IN FISCAL  Issuance of stock under
1993         stock plans and other,
             net of repurchases            733        122        8,072                                340        1,933
           Compensation recognized
             under Restricted Stock
             Plan                                                1,716
           Currency translation
             adjustment                                                                      701
----------------------------------------------------------------------------------------------------------------------
           Balance, October 30,
             1993                       50,925      8,488      143,502      287,698        5,473   (1,727)     (13,143)
----------------------------------------------------------------------------------------------------------------------
ACTIVITY   Net income - 1994                                                 74,496
IN FISCAL  Issuance of stock under
1994         stock plans and other,
             net of repurchases            470         78        7,276                                501        3,483
           Compensation recognized
             under Restricted Stock
             Plan                                                1,851
           Tax benefit on exercise of
             nonqualified stock
             options and dis-
             qualifying dispositions
             under stock plans                                   2,166
           Three-for-two stock
             split                      23,857      3,976      (13,636)                             1,226        9,660
           Currency translation
             adjustment                                                                      547
----------------------------------------------------------------------------------------------------------------------
           Balance, October 29,
             1994                       75,252     12,542      141,159      362,194        6,020        -            -
----------------------------------------------------------------------------------------------------------------------
ACTIVITY   Net income - 1995                                                119,270
IN FISCAL  Issuance of stock under
1995         stock plans and other,
             net of repurchases          1,137        190       10,462                                (35)        (241)
           Compensation recognized
             under Restricted Stock
             Plan                                                1,672
           Tax benefit on exercise of
             nonqualified stock
             options and dis-
             qualifying dispositions
             under stock plans                                   2,848
           Three-for-two stock
             split                      38,195      6,366       (6,366)                               (17)           -
           Currency translation
             adjustment                                                                     (150)
----------------------------------------------------------------------------------------------------------------------
           Balance, October 28,
             1995                      114,584    $19,098     $149,775     $481,464       $5,870      (52)    $   (241)
======================================================================================================================

See accompanying notes.

                              ANALOG DEVICES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended October 28, 1995, October 29, 1994 and October 30, 1993
(thousands)                                                                      1995         1994          1993
================================================================================================================
OPERATIONS   Cash flows from operations:
                Net income   . . . . . . . . . . . . . . . . . . . . . . .  $ 119,270    $  74,496    $   44,457
                Adjustments to reconcile net income
                  to net cash provided by operations:
                    Depreciation and amortization  . . . . . . . . . . . .     64,098       61,284        59,813
                    Deferred income taxes  . . . . . . . . . . . . . . . .      1,829       (5,398)       (4,130)
                    Other noncash expenses   . . . . . . . . . . . . . . .        151        2,195         2,779
                    (Increase) in accounts receivable  . . . . . . . . . .    (18,263)      (7,661)      (35,598)
                    (Increase) decrease in inventories   . . . . . . . . .    (14,402)      20,756        (6,268)
                    (Increase) in prepaid income taxes   . . . . . . . . .    (14,189)        (626)       (1,718)
                    (Increase) decrease in prepaid expenses and other
                      current assets   . . . . . . . . . . . . . . . . . .     (4,959)        (598)          224
                    Increase in accounts payable,
                      deferred income and accrued liabilities  . . . . . .     51,332       28,939        16,617
                    Increase in income taxes payable   . . . . . . . . . .     23,784       14,063        13,922
                    Increase (decrease) in other liabilities   . . . . . .      1,599         (839)          803
                                                                            ---------    ---------    ----------
                Total adjustments  . . . . . . . . . . . . . . . . . . . .     90,980      112,115        46,444
                                                                            ---------    ---------    ----------
             Net cash provided by operations . . . . . . . . . . . . . . .    210,250      186,611        90,901
                                                                            ---------    ---------    ----------

INVESTMENTS  Cash flows from investments:
                Additions to property, plant and equipment, net  . . . . .   (212,671)     (90,856)      (67,155)
                Purchase of short-term investments available for sale. . .   (166,225)     (72,652)            -
                Maturities of short-term investments available for sale. .    162,067            -             -
                Purchase of short-term investments held to maturity. . . .     (7,200)           -             -
                Maturities of short-term investments held to maturity. . .      2,200            -             -
                Increase in other assets . . . . . . . . . . . . . . . . .    (16,878)      (3,269)       (1,406)
                                                                            ---------    ---------    ----------
             Net cash used for investments . . . . . . . . . . . . . . . .   (238,707)    (166,777)      (68,561)
                                                                            ---------    ---------    ----------

FINANCING    Cash flows from financing activities:
ACTIVITIES      Payments on long-term debt . . . . . . . . . . . . . . . .    (20,000)           -       (20,194)
                Proceeds from employee stock plans . . . . . . . . . . . .     10,126        9,821         9,995
                Net increase (decrease) in variable rate borrowings. . . .       (787)         485       (29,895)
                Payments on capital lease obligations  . . . . . . . . . .       (237)        (335)         (313)
                Proceeds from issuance of long-term debt . . . . . . . . .          -            -        80,000
                                                                            ---------    ---------    ----------
             Net cash (used for) provided by financing activities. . . . .    (10,898)       9,971        39,593
                                                                            ---------    ---------    ----------
             Effect of exchange rate changes on cash . . . . . . . . . . .       (455)      (1,360)        1,005
                                                                            ---------    ---------    ----------
             Net increase (decrease) in cash and cash equivalents. . . . .    (39,810)      28,445        62,938
             Cash and cash equivalents at beginning of year  . . . . . . .    109,113       80,668        17,730
                                                                            ---------    ---------    ----------
             Cash and cash equivalents at end of year  . . . . . . . . . .  $  69,303    $ 109,113    $   80,668
                                                                            =========    =========    ==========
SUPPLE-      Cash paid during the year for:
MENTAL          Income taxes . . . . . . . . . . . . . . . . . . . . . . .  $  30,511    $  12,965    $    4,084
INFORMATION                                                                 =========    =========    ==========
                Interest . . . . . . . . . . . . . . . . . . . . . . . . .  $   6,685    $   6,923    $    6,771
                                                                            =========    =========    ==========

See accompanying notes.

                              ANALOG DEVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      YEARS ENDED OCTOBER 28, 1995, OCTOBER 29, 1994 AND OCTOBER 30, 1993
          (ALL TABULAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. Upon consolidation, all significant intercompany accounts and transactions are eliminated. The Company's fiscal year ends on the Saturday closest to the last day in October. Fiscal years 1995, 1994 and 1993 were each 52-week years.

Certain amounts reported in previous years have been reclassified to conform to the 1995 presentation.

b. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash and cash equivalents are highly liquid investments with insignificant interest rate risk and maturities of three months or less at the time of acquisition. Investments with maturities between three and twelve months at time of acquisition are considered short- term investments. Short-term investments consist of debt securities such as commercial paper, time deposits, certificates of deposit and bankers acceptances.

Effective October 30, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FAS 115), which creates certain classification categories for such investments, based on the nature of the securities and the intent and investment goals of the Company. FAS 115 has been adopted on a prospective basis, and the financial statements of prior years have not been restated. The cumulative effect of the change was not material. FAS 115 requires investments in debt and equity securities to be classified as "held-to-maturity," "available-for-sale," or "trading" at the time of purchase and for such designation to be reevaluated as of each balance sheet date. Held-to-maturity securities, which are carried at amortized cost, include only those securities the Company has the positive intent and ability to hold to maturity. Available-for-sale securities are carried at fair value with unrealized gains and losses, net of related tax, if any, reported as a separate component of stockholders' equity. Realized gains and losses, declines in value judged to be other than temporary, and interest income on all securities are included in earnings. At October 28, 1995, the Company did not own any securities classified as trading.

While it is the intent of management to hold securities to maturity, unforeseen events, while not generally expected, could cause the Company to liquidate certain securities prior to maturity. Accordingly, those securities which could readily be sold back to the seller are classified as available-for-sale. Securities, such as bank time deposits, which by their nature are typically held-to- maturity are classified as such. The following is a summary of available-for-sale and held-to-maturity securities at October 28, 1995:

                                      Available-for-Sale        Held-to-Maturity
                                      ------------------        ----------------
                                            Cost                      Cost
--------------------------------------------------------------------------------
Cash equivalents:
  Commercial paper                         $ 27,727                  $     -
  Euro time deposits                              -                   31,300
Short-term investments:
  Commercial paper                           73,874                        -
  Bankers' acceptances                        2,936                        -
  Euro time deposits                              -                    5,000
--------------------------------------------------------------------------------
Total                                      $104,537                  $36,300
================================================================================

                              ANALOG DEVICES, INC.

Securities classified as available-for-sale and held-to-maturity at October 28, 1995 have contractual maturities of six months or less at time of acquisition. Because of the short term to maturity, and hence relative price insensitivity to changes in market interest rates, amortized cost approximates fair value for all of these securities. As such, no unrealized gains or losses were recorded at year end. There were no proceeds, gross realized gains or gross realized losses from sales of any securities during the year.

c. INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out method) or market. Inventories at October 28, 1995, October 29, 1994 and October 30, 1993 were as follows:

                                           1995              1994           1993
--------------------------------------------------------------------------------
         Raw materials                 $ 22,327          $ 15,277       $ 18,645
         Work in process                 77,526            69,771         80,418
         Finished goods                  44,109            45,678         51,359
--------------------------------------------------------------------------------
         Total inventories             $143,962          $130,726       $150,422
================================================================================

A director of a raw material supplier was also a director of the Company through January 1995. Total purchases from this supplier approximated $11,038,000 through January 1995, $28,435,000 in 1994 and $37,990,000 in 1993. Accounts
payable to this supplier at October 29, 1994 and October 30, 1993 approximated $1,090,000 and $3,639,000, respectively. Another director of the Company was also a director of a raw material supplier through June 1993. Total purchases from this supplier approximated $1,510,000 in 1993. The Company believes that the terms of these purchases were comparable to those available from other suppliers.

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

             Buildings & Building Equipment               Up to 25 years
             Machinery & Equipment                            3-10 years
             Office Equipment                                  3-8 years

Total depreciation and amortization of property, plant and equipment was $62,066,000, $59,240,000 and $57,732,000 in 1995, 1994 and 1993, respectively.

e. INTANGIBLE ASSETS

Intangible assets at October 28, 1995 consist of goodwill, patents and other intangibles. Goodwill is being amortized on a straight- line basis over a fifteen-year period. Patents and other intangibles are being amortized on a straight-line basis over their estimated economic lives which range from seven to fifteen years. Amortization expense for all intangible assets was $2,032,000, $2,044,000 and $2,081,000 in 1995, 1994 and 1993, respectively. Accumulated amortization for all intangible assets was $10,668,000, $8,636,000 and $6,657,000 at October 28, 1995, October 29, 1994 and October 30, 1993,
respectively. On a periodic basis, the Company estimates the future undiscounted cash flows of the businesses to which the intangible assets relate in order to ensure that the carrying value of such intangible assets has not been impaired.

                              ANALOG DEVICES, INC.

f. GRANT ACCOUNTING

The Company's manufacturing facility in Limerick, Ireland has received various grants from the Industrial Development Authority of the Republic of Ireland. These grants include capital, employment, and research and development grants. Capital grants for the acquisition of property and equipment are netted against the related capital expenditures and amortized as a credit to depreciation expense over the useful life of the related asset. Employment grants, which relate to employee hiring and training, and research and development grants are recognized in earnings in the period in which the related expenditures are incurred by the Company.

g. TRANSLATION OF FOREIGN CURRENCIES

The functional currency for the Company's foreign sales operations is the applicable local currency. Gains and losses resulting from translation of these foreign currencies into U.S. dollars are accumulated in a separate component of stockholders' equity. Transaction gains and losses are included in income currently, including those at the Company's principal foreign manufacturing operations where the functional currency is the U.S. dollar. Net foreign currency transaction gains or losses included in other expenses, net, were not material in fiscal 1995, 1994 and 1993.

h. FOREIGN CURRENCY INSTRUMENTS AND INTEREST RATE AGREEMENTS

The Company enters into forward foreign exchange contracts, foreign currency option contracts and currency swap agreements to offset certain operational and balance sheet exposures from changes in foreign currency exchange rates. Such exposures result from the portion of the Company's operations, assets and liabilities that are denominated in currencies other than the U.S. dollar, primarily Japanese yen and European currencies. These foreign exchange contract, option and swap transactions are entered into to support product sales, purchases and financing transactions made in the normal course of business, and accordingly, are not speculative in nature.

Forward foreign exchange contracts are utilized to manage the risk associated with currency fluctuations on certain firm sales and purchase commitments denominated in foreign currencies and certain non-U.S. dollar denominated asset and liability positions. The Company's forward foreign exchange contracts are primarily denominated in Japanese yen and certain European currencies and are for periods consistent with the terms of the underlying transactions, generally one year or less. The forward foreign exchange contracts that relate to firm, foreign currency sales and purchase commitments are designated and effective as hedges of firm, identifiable foreign currency commitments, and accordingly, the gains and losses resulting from the impact of currency exchange rate movements on these contracts are not recognized in operations until the underlying hedged transactions are recognized. Upon recognition, such gains and losses are recorded in operations as an adjustment to the carrying amount of the underlying transactions in the period in which these transactions are recognized. Unrealized gains and losses resulting from the impact of currency exchange rate movements on forward foreign exchange contracts designated to offset certain non-U.S. dollar denominated assets and liabilities are recognized as other income or expense in the period in which the exchange rates change and offset the foreign currency gains and losses on the underlying exposures being hedged. The contract amounts of forward foreign exchange contracts outstanding were $181.7 million, $136.4 million and $107.9 million at October 28, 1995, October 29, 1994 and October 30, 1993, respectively.

                             ANALOG DEVICES, INC.

The Company also may periodically enter into foreign currency options contracts to offset certain probable anticipated, but not firmly committed, foreign currency transactions related to the sale of product during the ensuing nine months. When the dollar strengthens significantly against the foreign currencies, the decline in value of future currency cash flows is partially offset by the gains in value of the purchased currency options designated as hedges. Conversely, when the dollar weakens, the increase in value of future foreign currency cash flows is reduced only by the premium paid to acquire the options. The Company's foreign currency option contracts are primarily denominated in Japanese yen and generally have maturities which do not exceed six months. These foreign currency option contracts are designated and effective as hedges of anticipated foreign currency sales transactions, and accordingly, the premium cost and any realized gains associated with these contracts are deferred and included in the consolidated balance sheet as prepaid expenses and accrued liabilities, respectively, until such time as the underlying sales transactions are recognized. Upon recognition, such premium costs and any realized gains are recorded in sales as a component of the underlying sales transactions being hedged. The contract amounts of foreign currency option contracts outstanding were $26.9 million, $28.6 million and $29.0 million at October 28, 1995, October 29, 1994 and October 30, 1993, respectively. Deferred gains or losses attributable to foreign currency option contracts were not material at October 28, 1995.


The Company uses currency swap agreements to hedge the value of its net investment in certain of its foreign subsidiaries. Realized and unrealized gains and losses on such agreements related to the net foreign investment being hedged are recognized in the cumulative translation adjustment component of stockholders' equity, with the related amounts due to or from counterparties included in accrued liabilities or other current assets. The contract amount of currency swap agreements outstanding, which were principally denominated in Japanese yen, was $10.0 million at both October 28, 1995 and October 29, 1994. Currency swap agreements outstanding at October 28, 1995 have maturities of one year and generally remain in effect until expiration.

The Company enters into interest rate swap and cap agreements to manage its exposure to interest rate movements by effectively converting a portion of its debt and certain financing arrangements from fixed to variable rates. Maturity dates of interest rate swap and cap agreements generally match those of the underlying debt or financing arrangements. These agreements, which have maturities of up to twelve years involve the exchange of fixed rate payments for variable rate payments without the exchange of the underlying principal amounts. Variable rates are based on six-month U.S. dollar LIBOR and reset on a semiannual basis. The differential between fixed and variable rates to be paid or received is accrued as interest rates change in accordance with the agreements and recognized over the life of the agreements as an adjustment to interest expense. The notional principal amounts of interest rate swap and cap agreements outstanding were $50.3 million, $50.5 million and $40.0 million at October 28, 1995, October 29, 1994 and October 30, 1993.


The cash requirements of the above-described financial instruments approximate their fair value. Cash flows associated with these financial instruments are classified consistent with the cash flows from the transactions being hedged.

                              ANALOG DEVICES, INC.

Derivative financial instruments involve, to a varying degree, elements of market and credit risk not recognized in the consolidated financial statements. The market risk associated with these instruments resulting from currency exchange rate or interest rate movements is expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. The counterparties to the agreements relating to the Company's foreign exchange and interest rate instruments consist of a number of major high credit quality international financial institutions. The Company does not believe that there is significant risk of nonperformance by these counterparties because the Company continually monitors the credit ratings of such counterparties, and limits the financial exposure and the amount of agreements entered into with any one financial institution. While the contract or notional amounts of derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of the Company's exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of counterparties to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparties' obligations under the contracts exceed the obligations of the Company to the counterparties.

i. CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of investments and trade accounts receivable.

The Company maintains cash, cash equivalents and short-term investments with high credit quality financial institutions and monitors the amount of credit exposure to any one financial institution.

The Company sells its products to distributors and original equipment manufacturers involved in a variety of industries including industrial automation, instrumentation, military/aerospace, and to an increasing degree, communications, computers and peripherals, and high-performance consumer electronics. The Company has adopted credit policies and standards to accommodate growth into these markets. The Company believes that any risk of accounting loss with respect to trade accounts receivable is limited due to the diversity of its products, end customers and geographic sales areas. The Company performs continuing credit evaluations of its customers financial condition and although the Company generally does not require collateral, letters of credit may be required from its customers in certain circumstances. Due to the Company's credit evaluation and collection process, bad debt losses have been insignificant.

                              ANALOG DEVICES, INC.

j. FAIR VALUES OF FINANCIAL INSTRUMENTS

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

                                    OCTOBER 28, 1995        OCTOBER 29, 1994        OCTOBER 30, 1993
                                    ----------------        ----------------        ----------------
                                  CARRYING       FAIR     CARRYING       FAIR     CARRYING        FAIR
                                    AMOUNT      VALUE       AMOUNT      VALUE       AMOUNT       VALUE
------------------------------------------------------------------------------------------------------
Assets:
    Cash and cash equivalents     $ 69,303   $ 69,303    $ 109,113   $109,113    $  80,668   $  80,668
    Short-term investments          81,810     81,810       72,652     72,652            -           -

Liabilities:
    Short-term borrowings           (2,299)    (2,299)      (2,917)    (2,917)      (2,006)     (2,006)
    Long-term debt, including
      current portion              (80,000)   (80,130)    (100,000)   (93,800)    (100,000)   (102,400)

Foreign Currency Instruments and
  Interest Rate Agreements:
    Interest rate swap
      and cap agreements               (30)      (175)           5     (3,065)          98          89
    Forward foreign currency
      exchange contracts             7,798      9,089       (1,458)       641          727          25
    Foreign currency option
      contracts                        388      1,645          308         41          460         468
    Currency swap agreements           413        485         (853)      (840)           -           -
------------------------------------------------------------------------------------------------------

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

Foreign currency option contracts and currency swap agreements-The fair values of foreign currency option contracts and currency swap agreements are obtained from dealer quotes. These values represent the estimated net amount the Company would receive or pay to terminate the agreements.

                              ANALOG DEVICES, INC.

k. REVENUE RECOGNITION

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

l. INCOME TAXES

In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS 109). FAS 109 requires a change from the deferred method of accounting for income taxes under APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FAS 109, the effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Deferred tax asset valuation allowances are recorded to offset deferred tax assets if it is more likely than not that some or all of the deferred tax asset will not be realized. The Company established a valuation allowance, primarily for financial and tax capital losses, based on the assessment that realization of such character of income is not assured.

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

m. STOCK SPLIT

On November 28, 1995, the Company's Board of Directors authorized a three-for-two stock split effected in the form of a 50% stock dividend distributed on January 3, 1996 to stockholders of record December 12, 1995. The split was accomplished through the issuance of common stock. All references to share and per share amounts in this report have been restated to reflect the split.

n. EARNINGS PER SHARE OF COMMON STOCK

Primary earnings per common share are computed based on the weighted average number of common shares outstanding during the year, adjusted for incremental shares assumed issued for dilutive common stock equivalents. Fully diluted earnings per share do not differ materially from primary earnings per share.

o. NEW ACCOUNTING STANDARDS

The Company has not yet adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" which will require adoption in fiscal 1997. The Company is in the process of determining the effect of adoption of these statements on its consolidated financial statements and related disclosures.

                              ANALOG DEVICES, INC.

2. INDUSTRY AND GEOGRAPHIC SEGMENT INFORMATION

INDUSTRY

The Company operates predominantly in one industry segment: the design, manufacture and marketing of a broad line of high- performance linear, mixed-signal and digital integrated circuits that address a wide range of real-world signal processing applications.

GEOGRAPHIC INFORMATION

The Company operates in three major geographic areas. Information on the Company's geographic operations is set forth in the table below. The predominant countries comprising European operations are England, France, Germany and Ireland. The predominant country comprising Asian operations is Japan. For segment reporting purposes, sales generated by North American operations in the table include export sales of $97,446,000, $96,700,000 and $71,542,000 in 1995, 1994 and 1993, respectively. Transfers between geographic areas are based on market comparables and are consistent with prevailing tax regulations. Operating income reflects the allocation of corporate expenses of $23,190,000, $19,718,000 and $17,174,000 in 1995, 1994 and 1993,
respectively, to the appropriate geographic area based upon their beneficial and causal relationship to each area. Corporate identifiable assets consist of cash equivalents, short-term investments and intangible assets.

GEOGRAPHIC SEGMENT INFORMATION                                       1995            1994           1993
--------------------------------------------------------------------------------------------------------
SALES         North America, including export  . . . .         $  509,625        $440,609       $363,671
              Europe . . . . . . . . . . . . . . . . .            264,401         198,000        196,310
              Asia . . . . . . . . . . . . . . . . . .            167,520         134,865        106,338
                                                               ----------        --------       --------
                Total sales  . . . . . . . . . . . . .         $  941,546        $773,474       $666,319
                                                               ==========        ========       ========

TRANSFERS     North America, including export  . . . .            286,021        $192,442       $161,081
BETWEEN       Europe . . . . . . . . . . . . . . . . .            141,925         110,801         94,948
AREAS         Asia . . . . . . . . . . . . . . . . . .             30,180          19,603         12,569
                                                               ----------        --------       --------
                Total transfers between areas  . . . .         $  458,126        $322,846       $268,598
                                                               ==========        ========       ========

OPERATING     North America, including export  . . . .             92,640        $ 52,706       $ 26,546
INCOME        Europe . . . . . . . . . . . . . . . . .             63,627          47,170         35,205
              Asia . . . . . . . . . . . . . . . . . .              1,500           1,940            934
                                                               ----------        --------       --------
                Total operating income . . . . . . . .         $  157,767        $101,816       $ 62,685
                                                               ==========        ========       ========

IDENTIFIABLE  North America, including export  . . . .         $  440,660        $354,881       $367,347
ASSETS        Europe . . . . . . . . . . . . . . . . .            294,094         176,755        147,979
              Asia . . . . . . . . . . . . . . . . . .            108,827          95,988         78,215
              Corporate  . . . . . . . . . . . . . . .            158,067         188,247         84,951
                                                               ----------        --------       --------
                Total assets . . . . . . . . . . . . .         $1,001,648        $815,871       $678,492
                                                               ==========        ========       ========

                              ANALOG DEVICES, INC.

3. ACCRUED LIABILITIES

Accrued liabilities at October 28, 1995, October 29, 1994 and October 30, 1993 consisted of the following:

                                            1995             1994           1993
--------------------------------------------------------------------------------
      Accrued compensation
        and benefits                     $47,785         $33,908         $31,652
      Other                               26,353          26,313          18,241
--------------------------------------------------------------------------------
      Total accrued liabilities          $74,138         $60,221         $49,893
================================================================================


4. DEBT AND CREDIT FACILITIES

6 5/8% NOTES

On March 11, 1993, the Company completed a public offering of $80 million of seven-year 6 5/8% Notes due March 1, 2000 with semiannual interest payments on March 1 and September 1. The net proceeds of the offering were approximately $79 million after payment of the underwriting discounts and expenses of the offering which were deferred and are being amortized to interest expense over the term of the Notes. Simultaneous with the sale of the Notes, the Company entered into an interest rate swap and cap agreement for the term of the Notes having a notional principal amount of $40 million whereby the effective net interest rate on $40 million of the Notes will be the six-month LIBOR rate (up to a maximum of 7%) plus 1.4%. For the year ended October 28, 1995, the net effective interest rate on $40 million of the Notes was 7.8% after giving effect to the interest rate swap agreement.

REVOLVING CREDIT AGREEMENT AND LINES OF CREDIT

The Company has a revolving credit agreement with several banks which commits them to lend up to $60,000,000. The terms of the credit agreement provide that interest on U.S. dollar borrowings may not exceed the greater of the prime rate or the federal funds rate plus .50%. Under this agreement, the Company also has the option to borrow both U.S. dollars and foreign currencies at interest rates tied to various money market instruments, customarily below the prime rate. Under the credit agreement, the Company is currently required to pay fees of .05 of 1% per annum on the unused portion of the lending commitment and .15 of 1% per annum on the total amount of the committed facility. All borrowings under the credit agreement are due no later than September 8, 1998. Borrowing from banks not participating in the agreement is permitted as long as the Company maintains certain required financial ratios. The credit agreement requires the Company to maintain stated minimum net worth and current ratio levels, plus a stated maximum ratio of total liabilities to net worth. In addition, the credit agreement restricts the aggregate of all cash dividend payments declared or made subsequent to January 30, 1993 to an amount not exceeding $29,734,000 plus 50% of the consolidated net income of the Company for the period from January 31, 1993 through the end of the Company's then most recent fiscal quarter. At October 28, 1995 this amount was equal to $144,782,000. At October 28, 1995, the Company was in compliance with all covenants under the credit agreement. There are no compensating balance requirements under the credit agreement. In addition to the credit agreement, the Company also has various unsecured, uncommitted money market lines of credit with its credit agreement and other banks which provide for short-term borrowings.

                              ANALOG DEVICES, INC.

The weighted average interest rate of U.S. dollar borrowings under the credit agreement and the uncommitted money market lines of credit was 4.0% during 1993. There were no variable rate U.S. dollar borrowings under the credit agreement or the uncommitted money market lines of credit during 1995 and 1994 nor were there any such borrowings outstanding at October 28, 1995, October 29, 1994 or October 30, 1993. The weighted average interest rates of foreign currency borrowings under foreign lines of credit were 7.2%, 8.7% and 10.9% during 1995, 1994 and 1993, respectively. The weighted average interest rates of foreign currency borrowings were 6.2%, 7.4% and 11.8% at October 28, 1995, October 29, 1994 and October 30, 1993, respectively. There were $2.3 million of foreign currency borrowings outstanding at October 28, 1995, which were at prevailing money market rates for the respective currencies. Borrowings under the Company's credit agreement and lines of credit are generally due within six months.


Long-term debt, including current maturities, at October 28, 1995, October 29, 1994 and October 30, 1993 consisted of the following:

                                          1995             1994             1993
--------------------------------------------------------------------------------
   6 5/8% Notes due 2000               $80,000         $ 80,000         $ 80,000
   7.18% term loan                           -           20,000           20,000
--------------------------------------------------------------------------------
                                        80,000          100,000          100,000
   Less current portion of
     long-term debt                          -           20,000                -
--------------------------------------------------------------------------------
   Long-term debt                      $80,000         $ 80,000         $100,000
================================================================================

On December 18, 1995, the Company completed a public offering of $230,000,000 of five-year 3-1/2% Convertible Subordinated Notes due December 1, 2000 with semiannual interest payments on June 1 and December 1 of each year, commencing June 1, 1996. The Notes are convertible, at the option of the holder, into the Company's common stock at any time after 60 days following the date of original issuance, unless previously redeemed, at a conversion price of $27.913 per share, subject to adjustment in certain events. The net proceeds of the offering were approximately $224 million after payment of the underwriting discount and expenses of the offering which will be amortized over the term of the Notes. As of December 31, 1995, the Company's total long-term debt was $310,000,000 comprised of the $230,000,000 of 3-1/2% Convertible Subordinated Notes and $80,000,000 of 6 5/8% Notes.


Aggregate principal payments on long-term debt and short-term borrowings for the following fiscal years, after consideration of the $230.0 million of 3-1/2% Convertible Subordinated Notes, are: 1996-$2.3 million; 2000-$80.0 million; and 2001-$230.0 million.

                              ANALOG DEVICES, INC.

5. LEASE COMMITMENTS

The Company leases certain of its facilities and equipment under various operating and capital leases which expire at various dates through 2010. The lease agreements frequently include renewal and purchase provisions and require the Company to pay taxes, insurance and maintenance costs.

Total rental expense under operating leases was $11,243,000, $9,985,000 and $8,853,000 in 1995, 1994 and 1993, respectively.

The following is a schedule of future minimum lease payments under capital leases and rental payments required under long-term operating leases at October 28, 1995:

                                                     OPERATING         CAPITAL
FISCAL YEARS                                            LEASES          LEASES
------------------------------------------------------------------------------
1996                                                   $ 8,494            $ 77
1997                                                     6,835               -
1998                                                     4,952               -
1999                                                     4,740               -
2000                                                     4,023               -
Later Years                                             16,979               -
------------------------------------------------------------------------------
Total                                                  $46,023            $ 77
                                                       =======
Less amount representing interest                                          (17)
                                                                           ---
Present value of minimum lease payments                                   $ 60
                                                                          ====


Net property, plant and equipment includes the following for capital leases:

                                          1995            1994            1993
------------------------------------------------------------------------------
Land and buildings                     $ 1,828         $ 1,828         $ 1,828
Machinery and equipment                    829             829             829
------------------------------------------------------------------------------
                                         2,657           2,657           2,657
Less accumulated amortization           (2,639)         (2,468)         (2,231)
------------------------------------------------------------------------------
Net capital leases                     $    18         $   189         $   426
==============================================================================


6.  COMMITMENTS AND CONTINGENCIES

LITIGATION

The Company was a defendant in two lawsuits brought in Texas by Texas Instruments, Inc. ("TI"), alleging patent infringement, including patent infringement arising from certain plastic encapsulation processes, and seeking an injunction and unspecified damages against the Company. The alleged infringement of one of these patents is also the subject matter of a proceeding brought by TI against the Company before the International Trade Commission ("ITC"). On January 10, 1994, the ITC brought an enforcement proceeding against the Company alleging that the Company had violated the ITC's cease and desist order of February 1992 (as modified in July 1993), which prohibited the Company's importation of certain plastic encapsulated circuits, and seeking substantial penalties against the Company for these alleged violations. If it is determined that the Company has violated the cease and desist order, the ITC could seek to impose penalties of up to $100,000 per day of violation from the date of the cease and desist order (February 1992) or a sum equal to twice the value of the goods determined to be sold in violation of the order. In addition, in June 1992, the Company commenced a lawsuit against TI in Massachusetts alleging certain TI digital signal processors infringed one of the Company's patents.

                              ANALOG DEVICES, INC.

Effective April 1, 1995, the Company and TI settled both Texas lawsuits and the Massachusetts lawsuit principally by means of a royalty-free cross license of certain of the Company's and TI's patents. On April 25, 1995, the Company filed with the ITC a motion to terminate the ITC enforcement proceeding on the grounds that further action by the ITC is unnecessary in light of the Company's settlement with TI. On May 8 1995, an Administrative Law Judge issued a recommended determination to the ITC to grant the Company's motion to terminate the ITC proceeding. The investigative office of the ITC has opposed the motion, claiming that, notwithstanding the Company's settlement with TI, the Company's alleged violation of the ITC's cease and desist order warrants the imposition of substantial penalties. The Company's motion is pending before the ITC.

The Company is a defendant in a lawsuit brought by Maxim Integrated Products, Inc. ("Maxim") in the United States District Court for the Northern District of California seeking an injunction against, and claiming damages for, alleged antitrust violations and unfair competition in connection with distribution arrangements between the Company and certain distributors. Maxim alleged that certain distributors ceased doing business with Maxim as a result of the distribution arrangements between the distributors and the Company, resulting in improper restrictions to Maxim's access to channels by which it distributes its products. Maxim asserted actual and consequential damages in the amount of $14.1 million and claimed restitution and punitive damages in an unspecified amount. Under applicable law, Maxim would receive three times the amount of any actual damages suffered as a result of any antitrust violation. On September 7, 1994, Maxim's claim was dismissed for lack of evidence. Maxim has appealed this ruling and oral argument of the appeal was held in January 1996.

Although the Company believes it should prevail in the matters described in the previous three paragraphs, the Company is unable to determine their ultimate outcome or estimate the ultimate amount of liability, if any, at this time. An adverse resolution of these matters could have a material adverse effect on the Company's consolidated financial position or on its consolidated results of operations or cash flows in the period in which the matters are resolved.


In addition, from time to time as a normal incidence of the nature of the Company's business, various claims, charges and litigation are asserted or commenced against the Company arising from or related to contractual matters, patents, personal injury, environmental matters and product liability. Such litigation includes patent infringement actions brought against the Company by Sextant Avionique, S.A. ("Sextant") in Paris, France, which claims that the Company's accelerometer infringes certain Sextant patents and seeks to enjoin such infringement. While there can be no assurance that the Company will prevail in all of these matters, the Company does not believe that these matters will have a material adverse effect on the Company's consolidated financial position or consolidated results of operations. However, an adverse resolution could have an adverse effect on the Company's consolidated results of operations in the quarter in which these matters are resolved.

IRISH GRANTS

During fiscal 1995, the Company's manufacturing facility in Limerick, Ireland entered into a grant agreement with Ireland's Industrial Development Authority ("IDA") under which the Company will receive grant monies of up to 10.1 million Irish Pounds (approximately $16.4 million at October 28, 1995) for capital and start-up costs associated with the wafer fabrication expansion at this facility. As of October 28, 1995, the Company had not received any grant monies under this agreement. The Company's Irish facility has previously received operating and capital grants from the IDA; a liability to repay up to $13.1 million of the grants received by the Company would arise in the unlikely event the Company should discontinue its Irish operations prior to the commitment periods noted in the grant agreements which expire at various dates through 1999.

                              ANALOG DEVICES, INC.

WAFER SUPPLY AGREEMENTS

In May 1995, the Company entered into a wafer supply agreement with its primary foundry, Taiwan Semiconductor Manufacturing Co., Ltd. ("TSMC"). The terms of this agreement provide for a series of advance payments to TSMC aggregating $22.4 million, payable over a three-year period, to be used by TSMC in the expansion of their wafer fabrication facility in Taiwan. In return, the Company will be provided access to a minimum level of wafer capacity over the period from 1996 to 1999. The first payment to TSMC was made in June 1995. The remaining payments under the agreement are due in June 1996, June 1997 and June 1998. The advance payments will be repaid to the Company each year in the form of credits against the prices of wafers purchased by the Company when such wafer purchases exceed a defined minimum.

In March 1995, the Company entered into an agreement with an external wafer foundry, Chartered Semiconductor Manufacturing Pte., Ltd. ("CSM"), which provides for an equity investment of approximately $20.0 million to be applied primarily towards the construction of a new CSM eight-inch, 0.5 micron wafer fabrication facility in Singapore. In consideration for its investment, the Company receives a minority equity position of less than 5% in CSM and will receive guaranteed foundry capacity and pricing commitments for sub-micron wafers manufactured at CSM's new facility beginning in 1996. The Company invested $14.0 million in fiscal 1995 in connection with this agreement. The Company's investment in CSM is included in the balance sheet caption, "Deferred Charges and Other Assets."

OTHER

Under the terms of the lease agreement related to the Company's headquarters facility in Norwood, Massachusetts, the Company has agreed to assume the note related to the property in the case of default by the lessor. Assumption of the note, which was $10.3 million at October 28, 1995, would entitle the Company to a first lien on the property. In addition, the Company may be subject to an incremental rent payment if the Company were to either default on the lease or not exercise its option to extend the lease at the end of the current fifteen-year term. This payment would be the present value of the balance of the lessor's debt related to the property in excess of $6.5 million at the end of the current lease term. As of October 28, 1995, the Company's unrecorded financial risk of loss under this agreement was $2.0 million in the unlikely event of default.

7. STOCKHOLDERS' EQUITY

COMMON STOCK

In March 1995, the stockholders approved an amendment to the Company's Articles of Organization to increase the authorized number of shares of common stock from 150,000,000 to 300,000,000. In December 1995, the Board of Directors authorized an amendment to the Company's Articles of Organization to increase the authorized number of shares of common stock from 300,000,000 to 450,000,000 subject to stockholder approval in March 1996.

STOCK PLANS

The 1988 Stock Option Plan provides for the issuance of nonstatutory and incentive stock options to purchase up to 15,525,000 shares of common stock. Under this plan, options may be granted to key employees of the Company and its subsidiaries at a price not less than 100% of the fair market value of the underlying stock on the date of grant. The Company's 1980 Stock Option Plan was terminated upon adoption of the 1988 Stock Option Plan; however, options to purchase common stock remain outstanding under this plan. In December 1995, the Board of Directors authorized an increase in the number of shares of common stock available for issuance under the 1988 Stock Option Plan from 15,525,000 to 22,425,000 subject to stockholder approval in March 1996.

While the Company may grant options to employees which become exercisable at different times or within different periods, the Company has generally granted options to employees which are exercisable on a cumulative basis in annual installments of 33 1/3% each on the third, fourth and fifth anniversaries of the date of grant.

                              ANALOG DEVICES, INC.

Under the 1994 Director Stock Option Plan, each nonemployee director is granted annually for four years a nonstatutory option to purchase 7,875 shares of common stock at an exercise price equal to the fair market value on the date of grant. A total of 300,000 shares of common stock may be issued under this plan. These options are exercisable on a cumulative basis in annual installments of 33 1/3% each on the first, second and third anniversaries of the date of grant. The Company also has options outstanding under the 1992 Director Option Plan and the 1989 Director Stock Option Plan. Options granted under these plans are exercisable on a cumulative basis in annual installments of 33 1/3% each on the third, fourth and fifth anniversaries of the date of grant.


Transactions under the Company's stock option plans are summarized in the table below:

                                                                               OPTIONS OUTSTANDING
                                                             SHARES       ----------------------------
                                                          AVAILABLE                       OPTION PRICE      AGGREGATE
STOCK OPTION ACTIVITY                                     FOR GRANT       NUMBER             PER SHARE          PRICE
=====================================================================================================================
Balance, October 31, 1992                                       447        9,478      $ 2.61 to $ 8.17        $38,317
---------------------------------------------------------------------------------------------------------------------
Additional shares authorized for 1988 Stock Option Plan       7,875            -             -                      -
Shares authorized for 1992 Director Option Plan                 225            -             -                      -
Options granted                                                (261)         261      $ 4.39 to $10.72          1,669
Options exercised                                                 -       (1,599)     $ 2.61 to $ 7.00         (7,695)
Options canceled (1)                                            495         (576)     $ 2.61 to $ 7.00         (2,224)
Shares canceled upon termination of
  1989 Director Stock Option Plan                               (68)           -             -                      -
---------------------------------------------------------------------------------------------------------------------
Balance, October 30, 1993                                     8,713        7,564      $ 2.61 to $10.72         30,067
---------------------------------------------------------------------------------------------------------------------
Options granted                                              (3,091)       3,091      $ 9.39 to $13.33         30,482
Options exercised                                                 -       (1,024)     $ 2.61 to $ 8.17         (4,250)
Options canceled (1)                                            185         (186)     $ 2.61 to $11.44           (844)
---------------------------------------------------------------------------------------------------------------------
Balance, October 29, 1994                                     5,807        9,445      $ 2.61 to $13.33         55,455
---------------------------------------------------------------------------------------------------------------------
Shares authorized for 1994 Director Stock Option Plan           300            -             -                      -
Options granted                                              (2,662)       2,662      $13.67 to $23.42         36,887
Options exercised                                                 -       (1,062)     $ 2.61 to $ 7.00         (3,960)
Options canceled (1)                                            371         (393)     $ 2.61 to $13.67         (2,989)
Shares canceled upon termination of
  1992 Director Option Plan                                     (68)           -             -                      -
---------------------------------------------------------------------------------------------------------------------
Balance, October 28, 1995                                     3,748       10,652      $ 2.61 to $23.42        $85,393
=====================================================================================================================
Options exercisable at October 28, 1995                                    2,984      $ 2.61 to $13.67        $11,212
=====================================================================================================================

(1) Options canceled which were originally issued from the 1988 Stock Option Plan are available for subsequent grants. The remaining options canceled in 1995, 1994 and 1993 were issued from the 1980 Stock Option and 1992 Director Option Plans under which no further options will be granted.

The Company has a stock purchase plan that allows eligible employees to purchase, through payroll deductions, shares of the Company's common stock at 85% of the fair market value at specified dates. Employees purchased 626,800 shares in 1995 (785,700 and 1,131,800 in 1994 and 1993, respectively) for $6.9 million ($6.0 million and $4.2 million in 1994 and 1993, respectively). At October 28, 1995, 1,505,700 common shares remained available for issuance under the stock purchase plan.

                              ANALOG DEVICES, INC.

Under the 1991 Restricted Stock Plan, a maximum of 1,575,000 shares of common stock may be awarded by the Company to key employees for nominal consideration. This plan succeeded the Company's 1978 Restricted Stock Plan which provided for the issuance of up to 5,529,600 shares of common stock. Shares awarded from both plans are restricted as to transfer, usually for a period of five years and, under certain conditions, may be subject to repurchase by the Company at the original purchase price per share. Shares awarded under the Company's restricted stock plans, net of cancellations, for 1995, 1994 and 1993 were 15,000, 353,250 and 31,500, respectively. The fair market value of the shares at the date of award was accounted for as deferred compensation and is being amortized over the restricted period. During 1995, 1994 and 1993, $1,672,000, $1,851,000 and
$1,716,000, respectively, of such compensation was charged to expense. At October 28, 1995, there were 444,000 shares of common stock available for issuance under the 1991 Restricted Stock Plan. In December 1995, the Board of Directors authorized an increase in the number of shares of common stock available for issuance under the 1991 Restricted Stock Plan from 1,575,000 to 2,025,000 subject to stockholder approval in March 1996.



WARRANTS

In 1990, the Company issued warrants for the purchase of 2,250,000 shares of common stock. Each warrant entitles the holder to purchase one share of the Company's common stock at an exercise price of $5.33 per share, subject to certain adjustments, anytime prior to the expiration of the warrants on August 7, 1997. At October 28, 1995, all of the warrants were outstanding.


As of October 28, 1995, a total of 18,603,000 common shares were reserved for issuance under the Company's stock plans and warrant agreement.


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

COMMON STOCK PURCHASE RIGHTS

In 1988, the Board of Directors adopted a Stockholder Rights Plan which was amended in 1989. Pursuant to the Stockholder Rights Plan, each share of common stock has an associated right. Under certain circumstances, each right entitles the holder to purchase from the Company one share of common stock at an exercise price of $26.67 per share, subject to adjustment.

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

                              ANALOG DEVICES, INC.

The rights have certain anti-takeover effects, in that they would cause substantial dilution to a person or group that attempts to acquire a significant interest in the Company on terms not approved by the Board of Directors. The rights expire on February 12, 1998 but may be redeemed by the Company for $.0089 per right at any time prior to the tenth day following a person's acquisition of 20% or more of the Company's common stock. So long as the rights are not separately transferable, the Company will issue one right with each new share of common stock issued.

8.  RETIREMENT PLANS

The Company and its subsidiaries have various savings and retirement plans covering substantially all employees. The Company maintains a defined contribution plan for the benefit of its eligible United States employees.
This plan provides for Company contributions of up to 5% of each participant's total eligible compensation. In addition, the Company contributes an amount equal to each participant's contribution, if any, up to a maximum of 2% of each participant's total eligible compensation. The Company also has various defined benefit pension and other retirement plans for certain foreign employees that are consistent with local statutes and practices. The total expense related to all of the Company's retirement plans in 1995, 1994 and 1993 was $14.0 million, $12.6 million and $11.9 million, respectively, which primarily consists of costs related to the domestic defined contribution plan. Also included in total expense is pension expense related to foreign defined benefit plans of $2.5 million for 1995, $2.5 million for 1994 and $3.0 million for 1993. Summary data related to these foreign plans at October 28, 1995 is as follows: accumulated benefit obligation, substantially vested, of $22.2 million; projected benefit obligation of $35.2 million; plan assets at fair value of $32.4 million; discount rates ranging from 4% to 15%; compensation increase rates ranging from 3% to 12% and expected rate of return on assets ranging from 5% to 15%.

In fiscal 1995, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (FAS 112). FAS 112 requires that postemployment benefits, primarily salary continuation and insurance continuation, be accrued for at the time the benefit is earned by the employee. Adoption of FAS 112 did not have a material impact on the Company's consolidated financial statements.

9.  INCOME TAXES

As discussed in Note 1(l), the Company adopted FAS 109 as of October 31, 1993.

The reconciliation of income tax computed at the U.S. federal statutory rates to income tax expense is as follows:

                                                     LIABILITY METHOD       DEFERRED METHOD
                                                  ---------------------     ---------------
                                                      1995         1994           1993
-------------------------------------------------------------------------------------------
U.S. federal statutory tax rate                       35.0%        35.0%          34.8%
Income tax provision reconciliation:
  Tax at statutory rate                           $ 55,803      $33,919        $19,322
  Irish income subject to lower tax rate           (13,436)      (7,299)        (7,951)
  Change in valuation allowance                          -       (4,265)             -
  State income taxes, net of federal benefit         1,833        1,076            437
  Research and development tax credits                (325)      (1,074)           347
  Foreign Sales Corporation                         (3,200)        (731)             -
  Amortization of goodwill                             503          503            500
  Net foreign tax in excess of (less than)
    U.S. federal statutory tax rate                 (1,076)         247           (203)
  Foreign tax credits (utilized) unutilized              -            -         (1,444)
  Other, net                                            63           39             60
-------------------------------------------------------------------------------------------
    Total income tax provision                    $ 40,165      $22,415        $11,068
===========================================================================================

                              ANALOG DEVICES, INC.

For financial reporting purposes, income before income taxes includes the following components:

                                              1995           1994           1993
--------------------------------------------------------------------------------
Pretax income:
  Domestic                                $ 76,230        $35,621        $ 8,228
  Foreign                                   83,205         61,290         47,297
--------------------------------------------------------------------------------
                                          $159,435        $96,911        $55,525
================================================================================


The components of the provision for income taxes are as follows:

                                              1995           1994           1993
--------------------------------------------------------------------------------
Current:
  Federal                                  $32,860        $18,479        $ 3,884
  Foreign                                   16,734         10,576          8,788
  State                                      2,820          1,665            670
--------------------------------------------------------------------------------
Total current                              $52,414        $30,720        $13,342
================================================================================

Deferred (prepaid):
  Federal                                 $(10,887)       $(7,601)       $(2,313)
  Foreign                                   (1,362)          (704)            39
--------------------------------------------------------------------------------
Total deferred (prepaid)                  $(12,249)       $(8,305)       $(2,274)
================================================================================

The Company's practice is to reinvest indefinitely the earnings of certain international subsidiaries. Accordingly, no U.S. income taxes have been provided for approximately $277,308,000 of unremitted earnings of international subsidiaries.

For the Company's fiscal years ended October 28, 1995 and October 29, 1994 deferred income taxes reflect the tax effects of differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. A deferred tax asset must be recognized for the tax benefit of deductible temporary differences, net operating losses, net capital losses and tax credit carryovers. A valuation allowance is recognized if it is "more likely than not" that some or all of the deferred tax asset will not be realized. The Company maintains a valuation allowance for deferred tax assets, which was $10.0 million at both October 28, 1995 and October 29, 1994. The Company believes that the realization of deferred tax assets was not assured for book and tax capital losses and book basis foreign tax credits. For tax purposes, the Company has a capital loss carryforward of approximately $6,453,000 expiring through the year 2000, principally in 1997.

                              ANALOG DEVICES, INC.

The significant components of the Company's deferred tax assets and liabilities for the fiscal years ended October 28, 1995 and October 29, 1994 are as follows:

                                                                 1995           1994
------------------------------------------------------------------------------------
Deferred tax assets:
  Inventory reserves                                         $ 18,309       $ 12,261
  Capital loss carryover                                        8,513          8,513
  Deferred income on shipments to domestic distributors         7,898          5,254
  Reserves for employee benefits                                3,780          2,890
  Restricted stock                                              2,031          2,123
  Alternative Minimum Tax carryover                                 -          1,764
  Intercompany profits in foreign inventories                   5,335          1,709
  Reserve for bad debts                                         1,171          1,650
  Foreign tax credits                                           2,301          1,522
  Other                                                         6,351          3,314
------------------------------------------------------------------------------------
    Total gross deferred tax assets                            55,689         41,000
    Valuation allowance for deferred tax assets               (10,035)       (10,035)
------------------------------------------------------------------------------------
      Total deferred tax assets                              $ 45,654       $ 30,965
------------------------------------------------------------------------------------
Deferred tax liabilities:
  Depreciation                                               $(11,043)      $ (8,603)
------------------------------------------------------------------------------------
    Total gross deferred liabilities                         $(11,043)      $ (8,603)
------------------------------------------------------------------------------------
      Net deferred tax assets                                $ 34,611       $ 22,362
====================================================================================


The components of the provision for deferred income taxes for the fiscal year ended October 30, 1993 are as follows:

                                                                                1993
------------------------------------------------------------------------------------
Components of deferred (prepaid) tax provision (benefit):
  Tax depreciation in excess of (less than) book depreciation                $(2,064)
  General business tax credits                                                 1,814
  Inventory reserves                                                             878
  Deferred income on shipments to domestic distributors                         (716)
  Restricted stock                                                               583
  Net decrease (increase) in intercompany profits in
    foreign inventories                                                         (431)
  Foreign tax credits                                                           (429)
  Reserves for employee benefits                                                (154)
  Restructuring reserves                                                           -
  Other, net                                                                  (1,755)
------------------------------------------------------------------------------------
    Total provision for deferred (prepaid) income taxes                      $(2,274)
====================================================================================

                              ANALOG DEVICES, INC.

                SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)


Quarterly financial information for fiscal 1995 and fiscal 1994 (thousands of dollars except as noted):

                                     4Q95       3Q95       2Q95       1Q95       4Q94       3Q94       2Q94       1Q94
======================================================================================================================
Net sales                         257,194    246,301    230,046    208,005    203,301    197,058    192,027    181,088
----------------------------------------------------------------------------------------------------------------------
Cost of sales                     126,591    121,183    113,652    103,145    101,457     99,890     98,508     94,593
Gross margin                      130,603    125,118    116,394    104,860    101,844     97,168     93,519     86,495
  % of sales                           51%        51%        51%        50%        50%        49%        49%        48%
----------------------------------------------------------------------------------------------------------------------
Operating expenses:
  Research and development         35,714     35,035     33,266     30,250     29,048     27,205     26,360     24,256
  Selling, marketing, general
    and administrative             48,306     47,374     45,592     43,671     43,807     43,333     42,204     40,997
----------------------------------------------------------------------------------------------------------------------
Total operating expenses           84,020     82,409     78,858     73,921     72,855     70,538     68,564     65,253
  % of sales                           33%        33%        34%        36%        36%        36%        36%        36%
----------------------------------------------------------------------------------------------------------------------
Operating income                   46,583     42,709     37,536     30,939     28,989     26,630     24,955     21,242
  % of sales                           18%        17%        16%        15%        14%        14%        13%        12%
----------------------------------------------------------------------------------------------------------------------
Nonoperating expenses (income):
  Interest expense                    959        938      1,022      1,282      1,694      1,796      1,829      1,830
  Interest income                  (2,200)    (1,721)    (1,991)    (2,191)    (2,106)    (1,535)      (931)      (593)
  Other                               208        562        732        732        884        644        828        565
----------------------------------------------------------------------------------------------------------------------
Total nonoperating expenses
  (income)                         (1,033)      (221)      (237)      (177)       472        905      1,726      1,802
----------------------------------------------------------------------------------------------------------------------
Income before income taxes         47,616     42,930     37,773     31,116     28,517     25,725     23,229     19,440
  % of sales                           19%        17%        16%        15%        14%        13%        12%        11%
----------------------------------------------------------------------------------------------------------------------
Provision for income taxes         12,482     11,149      9,066      7,468      6,844      6,046      5,345      4,180
----------------------------------------------------------------------------------------------------------------------
Net income                         35,134     31,781     28,707     23,648     21,673     19,679     17,884     15,260
  % of sales                           14%        13%        12%        11%        11%        10%         9%         8%
  Per share                           .29        .27        .24        .20        .19        .17        .15        .13
----------------------------------------------------------------------------------------------------------------------
Shares used to compute
  earnings per share
  (in thousands)                  120,365    119,777    118,368    117,647    117,113    116,228    115,607    114,683
----------------------------------------------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The response to this item is contained in part under the caption "EXECUTIVE OFFICERS OF THE COMPANY" in Part I hereof, and the remainder is contained in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on March 12, 1996 (the "1996 Proxy Statement") under the caption "Election of Directors" and is incorporated herein by reference.


ITEM 11.   EXECUTIVE COMPENSATION

The response to this item is contained in the Company's 1996 Proxy Statement under the captions "Directors' Compensation," "Executive Compensation," "Severance and Other Agreements," "Approval of Amendment to 1988 Stock Option Plan" and "Approval of Amendment to 1991 Restricted Stock Plan," and is incorporated herein by reference.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The response to this item is contained in the Company's 1996 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this item is contained in the Company's 1996 Proxy Statement under the caption "Transactions with Directors," and is incorporated herein by reference.

                                    PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1.  FINANCIAL STATEMENTS

     The following consolidated financial statements are included in Item 8:

         - Consolidated Statements of Income for the years ended October 28, 1995, October 29, 1994 and October 30, 1993
         - Consolidated Balance Sheets as of October 28, 1995, October 29, 1994 and October 30, 1993
         - Consolidated Statements of Stockholders' Equity for the years ended October 28, 1995, October 29, 1994 and October 30, 1993
         -  Consolidated Statements of Cash Flows for the years ended October
              28, 1995, October 29, 1994 and   October 30, 1993

(a) 2.     FINANCIAL STATEMENT SCHEDULES

     The following consolidated financial statement schedules are included in
     Item 14(d):

        Schedule II - Valuation and Qualifying Accounts

     All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

(a) 3.     LISTING OF EXHIBITS

     EXHIBIT
       NO.                               DESCRIPTION
     -------                             -----------
      3-1      Restated Articles of Organization of Analog Devices, Inc., as
               amended, filed as an exhibit to the Company's Form 10-Q for the fiscal quarter ended April 29, 1995 and incorporated herein by reference.

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

      4-2      Indenture dated as of March 1, 1993 between Analog Devices, Inc.
               and The First National Bank of Boston, filed as an exhibit to the Company's Form 10-K for the fiscal year ended October 29, 1994 and incorporated herein by reference.

      4-3      Indenture dated as of December 18, 1995 between Analog Devices,
               Inc. and State Street Bank and Trust Company, as Trustee, filed herewith.

*     4-4      Analog Devices, Inc. Deferred Compensation Plan, filed as an
               exhibit to a Form S-8 filed on   December 8, 1995 and
               incorporated herein by reference.

*    10-1      Bonus Plan of Analog Devices, Inc., filed as an exhibit to the
               Company's Form 10-K for the fiscal year ended October 29, 1994 and incorporated herein by reference.

     EXHIBIT
       NO.                              DESCRIPTION
     -------                            -----------
*     10-2     1978 Restricted Stock Plan of Analog Devices, Inc., as amended, filed as an exhibit to the Company's Form 10-K for the fiscal year ended November 3, 1990 and incorporated herein by reference.

*     10-3     1991 Restricted Stock Plan of Analog Devices, Inc., filed as an exhibit to the Company's Form 10-K for the fiscal year ended
               November 2, 1991 and incorporated herein by reference.

*     10-4     1980 Stock Option Plan of Analog Devices, Inc., as amended, filed as an exhibit to the Company's Form 10-K for the fiscal year ended October 29, 1988 and incorporated herein by reference.

*     10-5     1988 Stock Option Plan of Analog Devices, Inc., as amended, filed as an exhibit to the Company's Form 10-K for the fiscal year ended October 31, 1992 and incorporated herein by reference.

*     10-6     1989 Director Stock Option Plan of Analog Devices, Inc., as
               amended, filed as an exhibit to the Company's Form 10-K for the fiscal year ended November 2, 1991 and incorporated herein by reference.

*     10-7     1992 Director Option Plan of Analog Devices, Inc., filed as an exhibit to the Company's Form 10-K for the fiscal year ended
               October 31, 1992 and incorporated herein by reference.

*     10-8     1994 Director Stock Option Plan of Analog Devices, Inc., filed as an exhibit to the Company's Form 10-K for the fiscal year ended
               October 29, 1994 and incorporated herein by reference.

      10-9     Lease agreement dated February 13, 1970 between Analog Devices,
               Inc. and the trustees of Campanelli Investment Trust, relating to the premises at 30 Perwal Street, Westwood, Massachusetts, filed as an exhibit to the Company's Form 10-K for the fiscal year ended October 29, 1994 and incorporated herein by reference.

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

     EXHIBIT
       NO.                                DESCRIPTION
     -------                              -----------
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

      10-18    Amendment No. 2 dated as of September 8, 1994 to the Company's
               Credit Agreement dated March 12, 1993, filed as an exhibit to the Company's Form 10-K for the fiscal year ended October 29, 1994 and incorporated herein by reference.

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

*     10-24    Description of Consulting Agreement between Analog Devices, Inc.
               and John L. Doyle, filed as an exhibit to the Company's Form 10-K for the fiscal year ended November 2, 1991 and incorporated herein by reference.

*     10-25    Letter agreement between Analog Devices, Inc. and Jerald G.
               Fishman dated December 15, 1994 relating to acceleration of stock options and restricted stock awards upon termination of
               employment, filed as an exhibit to the Company's Form 10-K for the fiscal year ended October 29, 1994 and incorporated herein by reference.

**    10-26    Option Agreement dated as of May 16, 1995 between Analog Devices
               B.V. and Taiwan Semiconductor Manufacturing Company, Ltd., filed as an exhibit to the Company's Form 10-Q for the fiscal quarter ended July 29, 1995 and incorporated herein by reference.

**    10-27    Wafer Production Agreement dated as of May 16, 1995 between
               Taiwan Semiconductor Manufacturing Company, Ltd. and Analog
               Devices B.V., filed as an exhibit to the Company's Form 10-Q for the fiscal quarter ended July 29, 1995 and incorporated herein by reference

      10-28    Lease Agreement dated June 16, 1995 between Analog Devices, Inc.
               and Ferrari Brothers, relating to the premises at 610 Weddell
               Drive, Sunnyvale, California, filed herewith.

     EXHIBIT
       NO.                    DESCRIPTION
     -------                  -----------
      21       Subsidiaries of the Company, filed herewith.

      23       Consent of Ernst & Young, filed herewith.

      27       Financial Data Schedule

* Management contracts and compensatory plan or arrangements required to be filed as an Exhibit pursuant to Item 14(c) of Form 10-K.

** Confidential treatment has been granted as to certain portions of these Exhibits.

(b)    REPORTS ON FORM 8-K

    The Company filed no reports on Form 8-K with the Securities and Exchange Commission during the fiscal quarter ended October 28, 1995.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ANALOG DEVICES, INC.
 (Registrant)

By:  /s/  Ray Stata                         By:  /s/  Joseph E. McDonough
     -----------------------------               -------------------------------
     Ray Stata                                   Joseph E. McDonough
     Chairman of the Board and                   Vice President-Finance
     Chief Executive Officer                     and Chief Financial Officer
     (Principal Executive Officer)               (Principal Financial and
                                                 Accounting Officer)


Date: January 25, 1996                      Date: January 25, 1996
      ----------------------------                ------------------------------

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          NAME                           TITLE                        DATE
          ----                           -----                        ----
/s/  Ray Stata                 Chairman of the Board and        January 25, 1996
--------------------------      Chief Executive Officer         ----------------
     Ray Stata

/s/  Jerald G. Fishman                 President,               January 25, 1996
--------------------------      Chief Operating Officer         ----------------
     Jerald G. Fishman                and Director


/s/  John L. Doyle                      Director                January 25, 1996
--------------------------                                      ----------------
     John L. Doyle

/s/  Samuel H. Fuller                   Director                January 25, 1996
--------------------------                                      ----------------
     Samuel H. Fuller

/s/  Philip L. Lowe                     Director                January 25, 1996
--------------------------                                      ----------------
     Philip L. Lowe

/s/  Gordon C. McKeague                 Director                January 25, 1996
--------------------------                                      ----------------
     Gordon C. McKeague

/s/  Joel Moses                         Director                January 25, 1996
--------------------------                                      ----------------
     Joel Moses

/s/  Lester C. Thurow                   Director                January 25, 1996
--------------------------                                      ----------------
     Lester C. Thurow

                              ANALOG DEVICES, INC.

                           ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED OCTOBER 28, 1995

                                   ITEM 14(D)

                          FINANCIAL STATEMENT SCHEDULE

                              ANALOG DEVICES, INC.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

      YEARS ENDED OCTOBER 28, 1995, OCTOBER 29, 1994 AND OCTOBER 30, 1993
                                  (THOUSANDS)


                                           BALANCE AT            ADDITION                             BALANCE AT
                                          BEGINNING OF          CHARGED TO                              END OF
DESCRIPTION                                  PERIOD              EXPENSE            DEDUCTIONS          PERIOD
-----------                                  ------              -------            ----------          ------
INVENTORY RESERVE:

Year ended October 30, 1993                 $  2,814            $      -             $  1,017          $   1,797
                                            ========            ========             ========          =========
Year ended October 29, 1994                 $  1,797            $  1,281             $      -          $   3,078
                                            ========            ========             ========          =========
Year ended October 28, 1995                 $  3,078            $  1,399             $      -          $   4,477
                                            ========            ========             ========          =========

ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Year ended October 30, 1993                 $  2,138            $    466             $    209          $   2,395
                                            ========            ========             ========          =========
Year ended October 29, 1994                 $  2,395            $  4,477             $    469          $   6,403
                                            ========            ========             ========          =========
Year ended October 28, 1995                 $  6,403            $    435             $  2,399          $   4,439
                                            ========            ========             ========          =========