Form 10-Q
period 1996-02-03
ANALOG DEVICES INC
filed 1996-03-19
CIK 6281

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    Form 10-Q
(Mark One)
  /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended February 3, 1996

                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
       For the Transition period from              to
                                     --------------  --------------

                           Commission File No. 1-7819

                              Analog Devices, Inc.
             (Exact name of registrant as specified in its charter)


           Massachusetts                                      04-2348234
  (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                         Identification No.)


  One Technology Way, Norwood, MA                              02062-9106
(Address of principal executive offices)                       (Zip Code)


                                 (617) 329-4700
              (Registrant's telephone number, including area code)
                             ----------------------


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

    The number of shares outstanding of each of the issuer's classes of Common Stock as of March 1, 1996 was 115,249,442 shares of Common Stock.

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(thousands except per share amounts)

                                                        Three Months Ended
                                                        ------------------


                                               February 3, 1996    January 28, 1995
                                               ----------------    ----------------

Net sales                                          $280,769             $208,005

Cost of sales                                       138,219              103,145
                                                   --------             --------

Gross margin                                        142,550              104,860

Operating expenses:
   Research and development                          40,857               30,250
   Selling, marketing, general and
    administrative                                   48,803               43,671
                                                   --------             --------
                                                     89,660               73,921
                                                   --------             --------

Operating income                                     52,890               30,939

Nonoperating expenses (income):
   Interest expense                                   1,828                1,282
   Interest income                                   (3,899)              (2,191)
   Other                                                783                  732
                                                   --------             --------
                                                     (1,288)                (177)
                                                   --------             --------

Income before income taxes                           54,178               31,116

Provision for income taxes                           14,086                7,468
                                                   --------             --------

Net income                                         $ 40,092             $ 23,648
                                                   ========             ========


Shares used to compute earnings per share           124,185              117,647
                                                   ========             ========


Earnings per share of common stock                    $0.33                $0.20
                                                   ========             ========



See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands except share amounts)


Assets                         February 3, 1996  October 28, 1995  January 28, 1995
                               ----------------  ----------------  ----------------


Cash and cash equivalents         $  195,549       $   69,303          $101,133
Short-term investments               174,355           81,810            57,548
Accounts receivable, net             190,400          181,327           169,752
Inventories:
   Finished goods                     48,839           44,109            40,448
   Work in process                    84,398           77,526            68,055
   Raw materials                      24,531           22,327            18,184
                                  ----------       ----------          --------
                                     157,768          143,962           126,687
Prepaid income taxes                  41,700           39,650            25,000
Prepaid expenses                      12,926            9,966             6,424
                                  ----------       ----------          --------
   Total current assets              772,698          526,018           486,544
                                  ----------       ----------          --------

Property, plant and equipment,
  at cost:
   Land and buildings                139,658          139,718           122,040
   Machinery and equipment           686,776          633,124           510,608
   Office equipment                   43,855           41,260            34,040
   Leasehold improvements             45,164           42,165            37,620
                                  ----------       ----------          --------
                                     915,453          856,267           704,308
Less accumulated depreciation
    and amortization                 438,930          424,305           382,567
                                  ----------       ----------          --------
   Net property, plant and
    equipment                        476,523          431,962           321,741
                                  ----------       ----------          --------

Intangible assets, net                16,722           17,230            18,754
Deferred charges and other
  assets                              43,434           26,438             9,381
                                  ----------       ----------          --------
   Total other assets                 60,156           43,668            28,135
                                  ----------       ----------          --------
                                  $1,309,377       $1,001,648          $836,420
                                  ==========       ==========          ========



See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands except share amounts)


Liabilities and Stockholders'
  Equity                           February 3, 1996 October 28, 1995 January 28, 1995
                                   ---------------- ---------------- ----------------


Short-term borrowings and current
  portion of long-term debt           $    2,193       $    2,299         $  3,938
Obligations under capital leases           7,024               60              191
Accounts payable                          96,243          100,217           86,655
Deferred income on shipments to
  domestic distributors                   34,182           27,588           21,450
Income taxes payable                      35,717           50,086           32,171
Accrued liabilities                       82,101           74,138           57,072
                                      ----------       ----------         --------
      Total current liabilities          257,460          254,388          201,477
                                      ----------       ----------         --------

Long-term debt                           310,000           80,000           80,000
Noncurrent obligations under
  capital leases                          26,248                -               24
Deferred income taxes                      6,000            5,039            3,250
Other noncurrent liabilities               8,516            6,255            4,746
                                      ----------       ----------         --------
      Total noncurrent liabilities       350,764           91,294           88,020
                                      ----------       ----------         --------

Commitments and Contingencies

Stockholders' equity:
   Preferred stock, $1.00 par value,
    500,000 shares authorized,
    none outstanding                           -                -                -
   Common stock, $.16 2/3 par value,
    450,000,000 shares authorized,
    114,990,492 shares issued
    (114,583,932 in October 1995,
    75,438,343 in January 1995)           19,165           19,098           12,573
   Capital in excess of par value        155,173          149,775          142,621
   Retained earnings                     521,556          481,464          385,842
   Cumulative translation adjustment       5,574            5,870            5,964
                                       ---------       ----------         --------
                                         701,468          656,207          547,000
   Less 50,713 shares in treasury,
    at cost (51,876 in October 1995,
    and 3,433 in January 1995)               315              241               77
                                      ----------       ----------         --------
       Total stockholders' equity        701,153          655,966          546,923
                                      ----------       ----------         --------
                                      $1,309,377       $1,001,648         $836,420
                                      ==========       ==========         ========


See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(thousands)                                              Three Months Ended
                                                         ------------------

                                                February 3, 1996     January 28, 1995
                                                ----------------     ----------------

OPERATIONS
Cash flows from operations:
  Net income                                        $ 40,092            $ 23,648
  Adjustments to reconcile net income
   to net cash provided by operations:
     Depreciation and amortization                    17,263              15,023
     Deferred income taxes                               992                  43
     Other noncash expenses                               25                 402
     Changes in operating assets and liabilities     (25,143)             10,953
                                                    --------            --------
  Total adjustments                                   (6,863)             26,421
                                                    --------            --------
Net cash provided by operations                       33,229              50,069
                                                    --------            --------

INVESTMENTS
Cash flows from investments:
   Additions to property, plant and equipment, net   (62,059)            (54,764)
   Purchase of short-term investments available
     for sale                                       (139,627)            (35,088)
   Maturities of short-term investments
     available for sale                               47,082              50,192
   Increase in other assets                          (11,797)                (85)
                                                    --------            ---------
Net cash used for investments                       (166,401)            (39,745)
                                                    --------            --------

FINANCING ACTIVITIES
Cash flows from financing activities:
   Net proceeds from issuance of long-term debt      224,385                   -
   Proceeds from equipment financing                  35,000                   -
   Net increase in variable rate borrowings               12               1,035
   Payments on capital lease obligations              (1,788)                (82)
   Proceeds from employee stock plans                    684                 685
   Payments on long-term debt                              -             (20,000)
                                                    --------            --------
Net cash provided by (used for) financing
   activities                                        258,293             (18,362)
                                                    --------            --------

Effect of exchange rate changes on cash                1,125                  58
                                                    --------            --------

Net increase (decrease) in cash and cash
   equivalents                                       126,246              (7,980)
Cash and cash equivalents at beginning of period      69,303             109,113
                                                    --------            --------
Cash and cash equivalents at end of period          $195,549            $101,133
                                                    ========            ========

SUPPLEMENTAL INFORMATION
Cash paid during the period for:
   Income taxes                                     $ 24,122            $  2,954
                                                    ========            ========
   Interest                                         $    170            $    135
                                                    ========            ========


See accompanying notes.

Analog Devices, Inc.
Notes to Condensed Consolidated Financial Statements
February 3, 1996


Note 1 - In the opinion of management, the information furnished in the accompanying financial statements reflects all adjustments, consisting only of normal recurring adjustments, which are necessary to a fair statement of the results for this interim period and should be read in conjunction with the most recent Annual Report to Stockholders.

Note 2 - Certain amounts reported in the previous year have been reclassified to conform to the 1996 presentation.

Note 3 - Debt

On December 18, 1995 the Company completed a public offering of $230,000,000 of five-year 3 1/2% Convertible Subordinated Notes due December 1, 2000 with semiannual interest payments on June 1 and December 1 of each year, commencing June 1, 1996. The Notes are convertible, at the option of the holder, into the Company's common stock at any time after 60 days following the date of original issuance, unless previously redeemed, at a conversion price of $27.917 per share, subject to adjustment in certain events. The net proceeds of the offering were approximately $224 million after payment of the underwriting discount and expenses of the offering which will be amortized over the term of the Notes. As of February 3, 1996, the Company's total long-term debt was $310,000,000, comprised of the $230,000,000 of 3 1/2% Convertible Subordinated Notes and $80,000,000 of 6 5/8% Notes.

Note 4 - Commitments and Contingencies

As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended October 28, 1995, the Company is engaged in an enforcement proceeding brought by the International Trade Commission related to patent infringement litigation with Texas Instruments, Inc., and antitrust litigation with Maxim Integrated Products, Inc.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

First Quarter of Fiscal 1996 Compared to the First Quarter of Fiscal 1995

Net sales for the 14-week first quarter of 1996 increased 35% to $280.8 million, as compared to net sales of $208.0 million for the 13-week first quarter of fiscal 1995. The sales increase was principally attributable to significant increases in sales volumes of both standard linear IC and system-level IC products as the Company continued to benefit from strong worldwide demand for its IC products. Sales of the Company's standard linear IC products, the largest and most profitable part of the Company's business, increased approximately 32% from last year's first quarter. Excluding sales of hard disk drive products, revenues from system level IC products, including both general-purpose digital signal processing and mixed signal ICs, grew approximately 71% year over year. Revenues from disk drive manufacturers declined $3.1 million from the prior year. Assembled product sales remained relatively flat in comparison to the first quarter of fiscal 1995.

Demand for standard linear IC products was particularly strong in the industrial and instrumentation markets and in high-growth applications in the communications market. Sales of system-level IC products were strongest in wireless communications, pin electronics for automatic test equipment, and both fixed-point and floating-point general-purpose DSPs. The distributor channel continued to have a very positive effect on sales growth, as worldwide sales through distribution increased approximately 47% from the same period last year to comprise approximately 41% of total sales in the first quarter of fiscal 1996. Geographically the largest year over year sales gains were registered in North American distribution, Europe and Japan.

The Company's manufacturing capacity continued to be constrained throughout the first quarter of fiscal 1996. See "Liquidity and Capital Resources" below for a discussion of the Company's efforts to address its capacity issues.

Gross margin improved slightly to 50.8% of sales from 50.4% in the first quarter of 1995, despite a continuing mix shift to higher volume, lower-margin system-level products.

Research and development expense for the first quarter of 1996 grew 35% over the same quarter last year to 14.6% of sales as the Company continued to increase its R&D investment in opportunities in communications, computers, digital signal processing, accelerometer and linear ICs. Selling, marketing, general and administrative (SMG&A) expense grew only 11.8%, a rate significantly below the sales growth rate. As a result, SMG&A as a percentage of sales decreased for the first quarter to 17.4% from 21.0% for the year ago period.

The operating income ratio rose to 18.8% of sales compared to 14.9% for the first quarter of fiscal 1995. This performance gain resulted primarily from maintaining the gross margin ratio on increased sales while lowering the SMG&A expense-to-sales ratio.

Nonoperating income increased $1.1 million, benefiting from increased interest income on a higher level of cash, cash equivalents and short-term investments. Interest income increased from $2.2 million in the first quarter of fiscal 1995 to $3.9 million in the first quarter of fiscal 1996. The increase in interest income was partly offset by an increase in interest expense of $0.5 million, both resulting from the sale of $230,000,000 of 3 1/2% Convertible Subordinated Notes during the first quarter of 1996.

The effective income tax rate increased from 24.0% of sales for the year ago quarter to 26.0% for the first quarter of fiscal 1996 due to a shift in the mix of worldwide profits.

The growth in sales, improved operating performance and lower nonoperating expenses led to a 70% increase in net income to $40.1 million for the first quarter of fiscal 1996. Earnings per share increased to $.33 from $.20 for last year's first quarter.

First Quarter of Fiscal 1996 Compared to the Fourth Quarter of Fiscal 1995

Continued strength in orders coupled with a strong backlog led to an increase in net sales from $257.2 million for the previous 13-week quarter to $280.8 million for the 14-week first quarter, an increase of 9%. The first quarter sales increase resulted largely from greater sales volumes of both standard linear IC and system-level IC products. Sales growth was particularly strong for communications and digital signal processing products, along with continued strong sales of high-speed standard linear ICs. The largest sales increases occurred in Europe and Japan.

The gross margin-to-sales ratio remained flat compared to the fourth quarter's 50.8%. R&D expenses increased $5.1 million over the preceding quarter as the funding of new product development continued. As a percentage of sales, R&D expenses increased to 14.6% compared to 13.9% for the fourth quarter. SMG&A expenses were relatively flat compared to the prior quarter in dollars and as a percentage of sales decreased from 18.8% to 17.4%.

The higher sales and tight control over operating expenses generated a sequential gain in operating income of 13.5% with operating income reaching 18.8% of sales compared to 18.1% in the previous quarter.

Nonoperating income increased slightly from $1.0 million in the fourth quarter to $1.3 million in the first quarter of fiscal 1996 as increased interest income was only partially offset by increased interest expense. The sale of $230,000,000 of 3 1/2% Convertible Subordinated Notes during December 1995 created both additional interest income from the investment of the proceeds and additional interest expense. The effective income tax rate for the first quarter was approximately 26%, the same as for the prior quarter.

Net income grew 14.1%, increasing from $35.1 million or $.29 per share for the fourth quarter of fiscal 1995 to $40.1 million or $.33 per share for the first quarter of fiscal 1996. As a percentage of sales, net income improved to 14.3% from 13.7% for the fourth quarter.

Liquidity and Capital Resources

At February 3, 1996, cash, cash equivalents and short-term investments totaled $369.9 million, an increase of $218.8 million from the fourth quarter of fiscal 1995 and an increase of $211.2 million from the first quarter of fiscal 1995. The increase in cash, cash equivalents and short-term investments from the first and fourth quarters of fiscal 1995 was a result of the sale of $230,000,000 of 3 1/2% Convertible Subordinated Notes during the first quarter of 1996. The net proceeds from the offering were approximately $224 million.

Cash provided by operating activities was $33.2 million or 11.8% of sales in the first quarter of 1996 compared to $50.1 million or 24.1% of sales in the first quarter of 1995. The decrease in operating cash flows from the year earlier period was principally due to an increase in working capital requirements.

Accounts receivable of $190.4 million at the end of the first quarter of fiscal 1996 increased $9.1 million or 5% and $20.6 million or 12.2% from the end of the fourth and first quarters of fiscal 1995, respectively. These increases reflected the higher sales levels. As a percentage of annualized quarterly sales, accounts receivable was reduced to 17.0% from 17.6% and 20.4% for the previous quarter and the first quarter of fiscal 1995, respectively.

Inventories rose $13.8 million or 9.6% to $157.8 million as compared to the fourth quarter of fiscal 1995, and $31.1 million or 24.5% compared to the first quarter of fiscal 1995. This growth resulted primarily from a build in inventory levels to service increasing sales volumes. Inventories as a percentage of annualized quarterly sales remained flat compared to the fourth quarter of fiscal 1995 at 14.0% and decreased from 15.2% for the first quarter of fiscal 1995. As additional manufacturing capacity becomes available, the Company intends to further increase inventory levels in order to improve customer response times.

As previously discussed above and in the Company's "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in its Form 10-K for the fiscal year ended October 28, 1995, the Company's revenue and order growth has been capacity constrained. The Company has several capacity expansion programs underway that should provide substantially greater capacity during the remainder of fiscal 1996.

Net additions to property, plant and equipment of $62.1 million for the first quarter of fiscal 1996 were funded with a combination of internally generated cash flow from operations and cash on hand. A large portion of these expenditures in the first quarter related to adding six-inch capacity to the Company's existing wafer fabrication facilities in Wilmington, Massachusetts and Limerick, Ireland. The additional capacity from these projects is expected to become available during fiscal 1996. During fiscal 1995 the Company also purchased an existing six-inch wafer fabrication module located close to its Santa Clara, California site. This facility is still in the process of being upgraded and modernized to produce advanced linear technology ICs, and is expected to go into production during the latter half of fiscal 1996.

In January 1996, in accordance with a previous agreement, the Company made an additional $7.0 million equity investment in Chartered Semiconductor Manufacturing Pte., Ltd. ("CSM") for a total equity investment of $21.0 million, in exchange for a less than 5% ownership interest. This investment is structured to provide access to CSM's new eight-inch 0.5 micron wafer fabrication facility through wafer supply and pricing commitments beginning in 1996. The investment in CSM is classified in the balance sheet line item, "Deferred Charges and Other Assets."

The Company entered into an additional agreement with CSM during January 1996, whereby the Company will provide a total deposit of approximately $20.0 million to be paid in several installments in 1996 and 1997. Under the terms of this agreement, the deposit will guarantee access to certain quantities of sub-micron wafers through fiscal 2000.

During the first quarter of fiscal 1996 the Company entered into a five year operating lease agreement for additional manufacturing space in Cambridge, Massachusetts. The Company intends to use this additional capacity for the manufacture of its accelerometer products.

The Company currently plans to make capital expenditures of approximately $275 million during fiscal 1996, primarily in connection with the continued expansion of its manufacturing facilities. In addition, the Company is continuing to explore various options for increasing its manufacturing capacity, including joint ventures, acquisitions, equity investments in, or loans to, wafer suppliers and construction of additional facilities.

On December 18, 1995 the Company completed a public offering of $230,000,000 of five-year 3 1/2% Convertible Subordinated Notes due December 1, 2000 with semiannual interest payments on June 1 and December 1 of each year, commencing June 1, 1996. The Notes are convertible, at the option of the holder, into the Company's common stock at any time after 60 days following the date of original issuance, unless previously redeemed, at a conversion price of $27.917 per share, subject to adjustment in certain events. The net proceeds of the offering were approximately $224 million after payment of the underwriting discount and expenses of the offering which will be amortized over the term of the Notes. As of February 3, 1996, the Company's total long-term debt was $310,000,000, comprised of the $230,000,000 of 3 1/2% Convertible Subordinated Notes and $80,000,000 of 6 5/8% Notes.

At February 3, 1996, substantially all of the Company's lines of credit were unused, including its $60 million credit facility which expires in 1998.

The Company believes that its existing sources of liquidity and cash expected to be generated from future operations, together with current and anticipated available long-term financing, will be sufficient to fund operations, capital expenditures and research and development efforts for the foreseeable future.

Litigation

As set forth in Note 4 to the Condensed Consolidated Financial Statements contained in this Form 10-Q for the fiscal quarter ended February 3, 1996, the Company is engaged in an enforcement proceeding brought by the International Trade Commission related to patent infringement litigation with Texas Instruments, Inc., and antitrust litigation with Maxim Integrated Products, Inc.

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

Factors Affecting Future Results

The Company's future operating results are difficult to predict and may be affected by a number of factors including the timing of new product announcements or introductions by the Company and its competitors, competitive pricing pressures, fluctuations in manufacturing yields, adequate availability of wafers and manufacturing capacity, changes in product mix and economic conditions in the United States and international markets. In addition, the semiconductor market has historically been cyclical and subject to significant economic downturns at various times. While the Company and other semiconductor companies in recent periods have experienced increased demand and production capacity constraints, it is uncertain how long these conditions will continue. As a result of these and other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis.

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

For the first quarter of fiscal 1996, 57% of the Company's revenues were derived from customers in international markets. The Company has manufacturing facilities in Ireland, the Philippines and Taiwan. The Company is therefore subject to the economic and political risks inherent in international operations, including expropriation, air transportation disruptions, currency controls and changes in currency exchange rates, tax and tariff rates and freight rates. Although the Company engages in certain hedging transactions to reduce its exposure to currency exchange rate fluctuations, there can be no assurance that the Company's competitive position will not be adversely affected by changes in the exchange rate of the U.S. dollar against other currencies.

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

                           PART II - OTHER INFORMATION
                              ANALOG DEVICES, INC.


Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on March 12, 1996, the stockholders of the Company elected Messers. John L. Doyle, Samuel H. Fuller and Ray Stata to serve as Class III Directors for a term of three years by the following votes:

Nominee               Votes for           Votes Withheld         Broker Non Votes
-------               ---------           --------------         ----------------
John L. Doyle        103,414,548            1,262,126                   -0-
Samuel H. Fuller     103,370,756            1,305,918                   -0-
Ray Stata            103,313,270            1,363,404                   -0-

The terms of office of Messrs. Jerald G. Fishman, Philip L. Lowe, Gordon C. McKeague, Joel Moses and Lester C. Thurow continued after the meeting.

At the same meeting, the stockholders approved an amendment to the Company's Articles of Organization increasing the number of authorized shares of Common Stock from 300,000,000 shares to 450,000,000 shares, by a vote of 100,526,641 in favor, 3,697,912 opposed and 452,121 abstaining.

In addition, the stockholders ratified and approved an amendment to the Company's 1988 Stock Option Plan to increase the number of shares available for issuance under the plan from 15,525,000 to 22,425,000, by a vote of 70,936,839 in favor, 24,257,957 opposing and 544,111 abstaining. There were 8,937,767 broker non votes on the proposal.

The stockholders also ratified and approved an amendment to the Company's 1991 Restricted Stock Plan to increase the number of shares available for issuance under the plan from 1,575,000 to 2,025,000, by a vote of 69,903,955 in favor, 25,285,474 opposing and 549,479 abstaining. There were 8,937,767 broker non votes on the proposal.



Item 6.  Exhibits and reports on Form 8-K

    (a)  See Exhibit Index
    (b) There were no reports on Form 8-K filed for the three months ended February 3, 1996.

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



                                       Analog Devices, Inc.
                                       --------------------
                                           (Registrant)



Date:  March 18, 1996                   By:/s/ Ray Stata
                                              ----------------------
                                           Ray Stata
                                           Chairman of the Board and
                                           Chief Executive Officer
                                           (Principal Executive Officer)



Date:  March 18, 1996                   By:/s/ Joseph E. McDonough
                                              ----------------------
                                           Joseph E. McDonough
                                           Vice President-Finance
                                           and Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)

                                  EXHIBIT INDEX
                              Analog Devices, Inc.



Item

*10-1    Manufacturing Agreement dated as of March 17, 1995 between Chartered
         Semiconductor Manufacturing Pte. Ltd. and Analog Devices B.V.

*10-2    Deposit Agreement dated January 30, 1996 between Chartered Semiconductor
         Manufacturing Pte. Ltd. and Analog Devices B.V.

 10-3    Lease Agreement dated February 8, 1996 between Analog Devices, Inc. and
         Massachusetts Institute of Technology, relating to premises located at 21 Osborn Street, Cambridge, Massachusetts.

 11-1    Computation of Earnings per share

 27      Financial Data Schedule


* Confidential treatment has been requested as to certain portions of these exhibits.