Form 10-Q
period 1996-05-04
ANALOG DEVICES INC
filed 1996-06-18
CIK 6281

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    Form 10-Q

(Mark One)
  [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended May 4, 1996

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

         The number of shares outstanding of each of the issuer's classes of Common Stock as of June 3, 1996 was 116,136,741 shares of Common Stock.

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(thousands except per share amounts)

                                                           Three Months Ended
                                                           ------------------
                                                      May 4, 1996   April 29, 1995
                                                      -----------   --------------
Net sales                                              $ 303,328      $ 230,046

Cost of sales                                            150,362        113,652
                                                       ---------      ---------

Gross margin                                             152,966        116,394

Operating expenses:
   Research and development                               44,848         33,266
   Selling, marketing, general and
    administrative                                        50,017         45,592
                                                       ---------      ---------
                                                          94,865         78,858
                                                       ---------      ---------

Operating income                                          58,101         37,536

Nonoperating expenses (income):
   Interest expense                                        3,040          1,022
   Interest income                                        (4,807)        (1,991)
   Other                                                     417            732
                                                       ---------      ---------
                                                          (1,350)          (237)
                                                       ---------      ---------

Income before income taxes                                59,451         37,773

Provision for income taxes                                15,458          9,066
                                                       ---------      ---------

Net income                                             $  43,993      $  28,707
                                                       =========      =========


Shares used to compute earnings per share                129,435        118,368
                                                       =========      =========


Earnings per share of common stock                     $    0.35      $    0.24
                                                       =========      =========

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(thousands except per share amounts)

                                                           Six Months Ended
                                                           ----------------
                                                     May 4, 1996    April 29, 1995
                                                     -----------    --------------
Net sales                                             $ 584,097       $ 438,051

Cost of sales                                           288,581         216,797
                                                      ---------       ---------

Gross margin                                            295,516         221,254

Operating expenses:
   Research and development                              85,705          63,516
   Selling, marketing, general and
    administrative                                       98,820          89,263
                                                      ---------       ---------
                                                        184,525         152,779
                                                      ---------       ---------

Operating income                                        110,991          68,475

Nonoperating expenses (income):
   Interest expense                                       4,868           2,304
   Interest income                                       (8,706)         (4,182)
   Other                                                  1,200           1,464
                                                      ---------       ---------
                                                         (2,638)           (414)
                                                      ---------       ---------

Income before income taxes                              113,629          68,889

Provision for income taxes                               29,544          16,534
                                                      ---------       ---------

Net income                                            $  84,085       $  52,355
                                                      =========       =========


Shares used to compute earnings per share               126,810         118,007
                                                      =========       =========


Earnings per share of common stock                    $    0.68       $    0.44
                                                      =========       =========

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands except share amounts)


Assets                            May 4, 1996    October 28, 1995   April 29, 1995
                                  -----------    ----------------   --------------
Cash and cash equivalents         $  224,903       $   69,303          $ 66,320
Short-term investments               112,573           81,810            66,594
Accounts receivable, net             212,825          181,327           178,271
Inventories:
   Finished goods                     55,078           44,109            42,203
   Work in process                   107,046           77,526            72,149
   Raw materials                      29,351           22,327            20,262
                                  ----------       ----------          --------
                                     191,475          143,962           134,614
Prepaid income taxes                  42,000           39,650            24,000
Prepaid expenses                      13,181            9,966             5,910
                                  ----------       ----------          --------
   Total current assets              796,957          526,018           475,709
                                  ----------       ----------          --------

Property, plant and equipment,
  at cost:
   Land and buildings                140,740          139,718           127,206
   Machinery and equipment           725,172          633,124           553,028
   Office equipment                   43,239           41,260            35,870
   Leasehold improvements             58,482           42,165            40,032
                                  ----------       ----------          --------
                                     967,633          856,267           756,136
Less accumulated depreciation
    and amortization                 452,225          424,305           399,351
                                  ----------       ----------          --------
   Net property, plant and
    equipment                        515,408          431,962           356,785
                                  ----------       ----------          --------

Intangible assets, net                16,214           17,230            18,246
Deferred charges and other
  assets                              43,121           26,438            25,340
                                  ----------       ----------          --------
   Total other assets                 59,335           43,668            43,586
                                  ----------       ----------          --------
                                  $1,371,700       $1,001,648          $876,080
                                  ==========       ==========          ========

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands except share amounts)

Liabilities and Stockholders'
  Equity                              May 4, 1996   October 28, 1995   April 29, 1995
                                      -----------   ----------------   --------------
Short-term borrowings and current
  portion of long-term debt           $    4,013       $    2,299         $  3,081
Obligations under capital leases           8,422               60              133
Accounts payable                          93,507          100,217           68,458
Deferred income on shipments to
  domestic distributors                   35,931           27,588           21,075
Income taxes payable                      29,632           50,086           31,133
Accrued liabilities                       94,097           74,138           82,934
                                      ----------       ----------         --------
      Total current liabilities          265,602          254,388          206,814
                                      ----------       ----------         --------

Long-term debt                           310,000           80,000           80,000
Noncurrent obligations under
  capital leases                          33,037                -                -
Deferred income taxes                      6,500            5,039            4,000
Other noncurrent liabilities               9,418            6,255            5,583
                                      ----------       ----------         --------
      Total noncurrent liabilities       358,955           91,294           89,583
                                      ----------       ----------         --------

Commitments and Contingencies

Stockholders' equity:
   Preferred stock, $1.00 par value,
    500,000 shares authorized,
    none outstanding                           -                -                -
   Common stock, $.16 2/3 par value,
    450,000,000 shares authorized,
    115,580,780 shares issued
    (114,583,932 in October 1995,
    75,627,515 in April 1995)             19,264           19,098           12,605
   Capital in excess of par value        157,455          149,775          146,756
   Retained earnings                     565,549          481,464          414,549
   Cumulative translation adjustment       5,379            5,870            6,123
                                       ---------       ----------         --------
                                         747,647          656,207          580,033
   Less 57,730 shares in treasury,
    at cost (51,876 in October 1995,
    and 14,221 in April 1995)                504              241              350
                                      ----------       ----------         --------
       Total stockholders' equity        747,143          655,966          579,683
                                      ----------       ----------         --------
                                      $1,371,700       $1,001,648         $876,080
                                      ==========       ==========         ========

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(thousands)                                                Six Months Ended
                                                           ----------------
                                                      May 4, 1996    April 29, 1995
                                                      -----------    --------------
OPERATIONS
  Cash flows from operations:
  Net income                                            $ 84,085        $ 52,355
  Adjustments to reconcile net income
   to net cash provided by operations:
     Depreciation and amortization                        37,106          30,741
     Deferred income taxes                                 1,477             658
     Other noncash expenses                                 (674)             52
     Changes in operating assets and liabilities         (76,235)          4,866
                                                        --------        --------
  Total adjustments                                      (38,326)         36,317
                                                        --------        --------
Net cash provided by operations                           45,759          88,672
                                                        --------        --------

INVESTMENTS
   Cash flows from investments:
   Additions to property, plant and equipment, net      (120,056)       (102,480)
   Purchases of short-term investments
     available for sale                                 (154,258)        (68,330)
   Purchases of short-term investments
     held to maturity                                          -          (2,200)
   Maturities of short-term investments
     available for sale                                  118,495          76,588
   Maturities of short-term investments
     held to maturity                                      5,000               -
   Increase in other assets                              (11,550)        (15,473)
                                                       ---------       ---------
Net cash used for investments                           (162,369)       (111,895)
                                                       ---------       ---------

FINANCING ACTIVITIES
   Cash flows from financing activities:
   Net proceeds from issuance of long-term debt          224,385               -
   Proceeds from equipment financing                      44,028               -
   Net increase (decrease) in variable rate
     borrowings                                            1,914             (10)
   Payments on capital lease obligations                  (2,629)           (164)
   Proceeds from employee stock plans                      2,661           1,457
   Payments on long-term debt                                  -         (20,000)
                                                       ---------        --------

Net cash provided by (used for) financing
   activities                                            270,359         (18,717)
                                                       ---------         -------

Effect of exchange rate changes on cash                    1,851            (853)
                                                       ---------         -------

Net increase (decrease) in cash and cash
   equivalents                                           155,600         (42,793)
Cash and cash equivalents at beginning of period          69,303         109,113
                                                        --------        --------
Cash and cash equivalents at end of period              $224,903        $ 66,320
                                                        ========        ========

SUPPLEMENTAL INFORMATION
   Cash paid during the period for:
   Income taxes                                         $ 44,981        $ 11,608
                                                        ========        ========
   Interest                                             $  3,115        $  2,611
                                                        ========        ========

See accompanying notes.

Analog Devices, Inc.
Notes to Condensed Consolidated Financial Statements
May 4, 1996



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

Note 3 - Debt

On December 18, 1995 the Company completed a public offering of $230,000,000 of five-year 3-1/2% Convertible Subordinated Notes due December 1, 2000 with semiannual interest payments on June 1 and December 1 of each year, commencing June 1, 1996. The Notes are convertible, at the option of the holder, into the Company's common stock at any time after 60 days following the date of original issuance, unless previously redeemed, at a conversion price of $27.917 per share, subject to adjustment in certain events. The net proceeds of the offering were approximately $224 million after payment of the underwriting discount and expenses of the offering which will be amortized over the term of the Notes.

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

Analog Devices, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
May 4, 1996



Note 4. Commitments and Contingencies (Continued)

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

The Company is a defendant in a lawsuit brought by Maxim Integrated Products, Inc. ("Maxim") in the United States District Court for the Northern District of California seeking an injunction against, and claiming damages for, alleged antitrust violations and unfair competition in connection with distribution arrangements between the Company and certain distributors. Maxim alleged that certain distributors ceased doing business with Maxim as a result of shelf-sharing provisions in the distribution arrangements between the distributors and the Company, resulting in improper restrictions to Maxim's access to channels by which it distributed its products. Maxim asserted actual and consequential damages in the amount of $14.1 million and claimed restitution and punitive damages in an unspecified amount. Under applicable law, Maxim would receive three times the amount of any actual damages suffered as a result of any antitrust violation. On September 7, 1994, Maxim's claim was dismissed for lack of evidence. Maxim appealed this ruling and oral argument of the appeal was held in January 1996. On March 15, 1996, the Ninth Circuit issued its decision affirming in part and reversing in part the District Court's decision. The Ninth Circuit affirmed the District Court's decision dismissing the antitrust claims and the state law claims challenging the legality of the shelf-sharing provisions in the distribution arrangements between the Company and the distributors. The Ninth Circuit reversed the decision of the District Court with respect to the termination of Maxim by Pioneer Standard and certain activities related thereto. The District Court has scheduled a status conference on the Pioneer Standard claims for July 12, 1996.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Second Quarter of Fiscal 1996 Compared to the Second Quarter of Fiscal 1995

Net sales of $303.3 million for the second quarter of fiscal 1996 grew $73.3 million or 32% from net sales of $230.0 million for the second quarter of fiscal 1995. The sales increase was attributable to increases in sales volumes of both standard linear IC and system-level IC products. Revenues from standard linear IC products ("SLICs") increased 22% year over year, with strength in communications and industrial-related demand contributing to much of this growth. Revenues from system-level products, which include digital signal processing products ("DSPs"), grew 70% year over year, fueled by strong demand for ICs used in communications applications and for general-purpose DSPs. Revenues for both of these product groups more than doubled from the second quarter last year. SLIC products accounted for 58% of total sales in the second quarter of fiscal 1996 compared to 63% in the same period last year. System-level product sales accounted for 36% of total sales in the second quarter of fiscal 1996 compared to 28% in the second quarter of fiscal 1995.

Geographically, the strongest regions for sales were North America, Europe and Southeast Asia. In North America, OEM and distribution sales were strong compared to the year-ago quarter, both increasing approximately 32% over this period. Sales to European customers increased more than 50% from the year-earlier period with much of this growth resulting from the Company's increased penetration of applications in the communications market, particularly in handsets and basestations used in the GSM (Global System for Mobile Communications) digital cellular telephone system now widely deployed in Western Europe.

Gross margin of 50.4% for the second quarter of fiscal 1996 held approximately flat to 50.6% for the second quarter of fiscal 1995.

R&D expense was $44.8 million, an increase of $11.6 million or 35% from the second quarter of fiscal 1995, as the Company continued to increase its R&D investment in real-world-signal processing opportunities for linear, mixed signal and DSP products. At 14.8% of sales, the R&D-to-sales ratio remained within the Company's targeted range of 14 to 15%. Significant resource commitments to R&D efforts have yielded a continual flow of new products aimed at driving future sales growth. For the second quarter of fiscal 1996, new-product sales (sales of products introduced within the previous six quarters) totaled $71 million or 23% of total sales.

Selling, marketing, general & administrative ("SMG&A") expense of $50.0 million was reduced to 16.5% of sales compared to 19.8% for the year-ago quarter. This decline was achieved by holding year-to-year expense growth to 10%, in part due to the lower SMG&A-to-sales ratio associated with the Company's higher-volume system-level products.

Operating profit rose from $37.5 million for the second quarter of fiscal 1995 to $58.1 million for the second quarter of fiscal 1996, an increase of 55%. As a percentage of sales, operating income increased to 19.2% of sales compared to 16.3% for the second quarter of fiscal 1995. This improvement resulted primarily from maintaining the gross margin ratio on increased sales while lowering the SMG&A expense-to-sales ratio.

Interest expense increased $2.0 million from the second quarter of fiscal 1995 while interest income increased $2.8 million over this same period, as the sale of $230,000,000 of 3 1/2% Convertible Notes in December 1995 had the effect of creating additional interest income from investment of the net proceeds and additional interest expense. In total, nonoperating income increased $1.1 million from the year-ago period.

The effective income tax rate increased from 24.0% of sales for the second quarter of fiscal 1995 to 26.0% for the second quarter of fiscal 1996 due to a shift in the mix of worldwide profits.

The growth in sales and operating leverage gained on maintaining tight control on SMG&A expenses together with an increase in nonoperating income resulted in a 53% increase in net income to $44.0 million or 14.5% of sales for the second quarter of fiscal 1996. Earnings per share increased to $.35 from $.24 for last year's second quarter. Shares used to compute earnings per share increased significantly compared to the second quarter of fiscal 1995 principally due to the inclusion of common stock equivalents under the "if converted" method for the Company's $230,000,000 3 1/2% Convertible Subordinated Notes which were issued in the first quarter of fiscal 1996.

Second Quarter of Fiscal 1996 Compared to the First Quarter of Fiscal 1996

Net sales increased from $280.8 million for the first quarter of fiscal 1996 to $303.3 million for the second quarter of fiscal 1996, an increase of $22.6 million or 8%. SLIC sales for the thirteen-week second quarter of fiscal 1996 increased slightly from the unusually strong fourteen-week first quarter. Sales of SLIC products remained strongest in proprietary high-speed and communications products. The Company experienced some spot order slowdown in SLIC products, particularly in the OEM channel, as lead times were reduced for many of the Company's products. Sales of system-level IC products rose 18% from the prior quarter as the Company continued to benefit from increased demand and broader participation in growing application markets for its general-purpose DSPs and mixed-signal ICs, including GSM handsets, basestations, and other communications segments. Increased sales of system-level IC products was largely volume-based. Orders for audio codecs used in PCs remained sluggish, and the Company experienced some slowdown in the rapid growth of products used in ATE applications in response to overall weakness in the semiconductor test equipment market, although design win activity in ATE remains strong.

Sales through the distribution channel strengthened from the first quarter, particularly in the U.S. and in Europe for SLIC and DSP products. Communications sales of GSM handset products were particularly strong in Europe. Sales to customers in Japan decreased from the previous quarter primarily due to inventory corrections resulting in some semiconductor demand weakness in this region in the second quarter of fiscal 1996.

Gross margin decreased slightly from 50.8% of sales for the prior quarter to 50.4% of sales for the second quarter of fiscal 1996 due to a continuing mix shift to higher-volume, lower margin system-level products and additional expenses incurred as a result of capacity additions. The effect of these factors, however, was offset somewhat by an improvement in gross margins for both SLIC and system-level products.

R&D expenses for the second quarter of fiscal 1996 of $44.8 million were $4.0 million or 9.8% higher than $40.9 million for the first quarter, in line with the Company's commitment to pursue the best opportunities for ICs in real-world signal-processing applications.

SMG&A expenses increased only 2.5% from the preceding quarter, leading to a quarter-to-quarter decrease in the SMG&A expense-to-sales ratio from 17.4% to 16.5%. As a result of this expense control coupled with stable gross margins, operating profit increased 10% to 19.2% of sales versus 18.8% of sales for the immediately prior quarter.

After nonoperating income of $1.4 million and an unchanged effective income tax rate of 26%, the Company recorded a 10% increase in net income to $44.0 million or 14.5% of sales compared to $40.1 million or 14.3% of sales for the first quarter of fiscal 1996. Earnings per share increase from $.33 to $.35 over this same period.

First Six Months of Fiscal 1996 Compared to the First Six Months of Fiscal 1995

Net sales of $584.1 million rose $146.0 million or 33% from the same period of fiscal 1995. The increase in sales was mainly attributable to an increase in sales volumes of both the Company's standard linear and system-level IC products which grew 27% and 64%, respectively, over the same period of fiscal 1995. For the first six months of fiscal 1996, sales growth for SLIC products was strongest in the industrial and instrumentation markets and in high-growth applications in the communications market while sales of system-level ICs were strongest in wireless communications, pin electronics for automatic test equipment and both fixed-point and floating-point general-purpose DSPs. The Company experienced some spot order slowdown in SLIC products in the second quarter of fiscal 1996, particularly in the OEM channel, as lead times were reduced for many of the Company's products. In the system-level IC product group, orders for audio codecs for the PC market were sluggish for the first six months of fiscal 1996. Also, orders for pin electronics components for ATE slowed during the second quarter of fiscal 1996 in response to overall weakness in the semiconductor equipment sector. Weakness in these end markets, however, has been offset by the significant growth experienced in communications and DSP. Assembled product sales were down slightly in comparison to the first six months of fiscal 1995 as newer multichip modules, primarily for communications customers, continue to replace older military hybrids.

For the first half of fiscal 1996, sales to North American and international customers increased 35% and 32%, respectively, over the same period of fiscal 1995. Internationally, the largest year-to-year sales gains were registered in Europe, particularly for the Company's communications products. Sales in Japan increased from the year-earlier period primarily due to increased sales of SLICs for factory automation and other industrial automation applications. Most of this increase occurred in the first quarter of fiscal 1996 as semiconductor demand softened in Japan during the second quarter primarily due to inventory corrections made by equipment manufacturers. The distributor channel had a positive effect on sales growth in North America, Europe and Japan for the overall six-month period, especially for SLIC products, as worldwide sales through distribution increased 36% compared to the year-ago period. For the first six months of fiscal 1996, approximately 41% of the Company's sales were derived from sales through distributors.

Gross margin of 50.6% of sales for the first six months of fiscal 1996 was essentially flat compared to 50.5% for the comparable period of fiscal 1995 as improvement in gross margin for both SLIC and system-level IC products was offset by a shift in the mix of products sold to a greater proportion of lower-margin system-level products, and the commencement of startup costs associated with wafer fab expansion.

R&D expenses increased $22.2 million or 35% over the prior year, reflecting continued investment in new product and process development.

 SMG&A expenses grew only 10.7%, as the Company constrained spending growth to a rate significantly below sales growth. As a result, SMG&A expense as a percentage of sales fell more than three points to 16.9% from 20.4% for the year-earlier period.

Operating profit reached $111.0 million or 19.0% of sales for the first half of fiscal 1996, an increase of 62% from $68.5 million for the first half of fiscal 1995. This performance gain reflected the growth in sales, stable gross margin and a slower rate of SMG&A expense growth versus sales.

Interest expense increased $2.6 million and interest income increased $4.5 million year-over-year, both resulting from the sale of $230,000,000 of 3 1/2% Convertible Subordinated Notes during the first quarter of fiscal 1996.

The effective income tax rate increased to 26.0% from 24.0% for the year-ago period due to a change in the mix of worldwide profits to higher tax rate jurisdictions including the U.S.

Net income grew 61% to $84.1 million or $.68 per share compared to $52.4 million or $.44 per share for the first six months of fiscal 1995. As a percentage of sales, net income improved to 14.4% from 12.0% for the year-earlier period.

Liquidity and Capital Resources

At May 4, 1996, cash, cash equivalents and short-term investments totaled $337.5 million, an increase of $204.6 million from the second quarter of fiscal 1995 and an increase of $186.4 million from the fourth quarter of fiscal 1995. The increase in cash, cash equivalents and short-term investments from the second and fourth quarters of fiscal 1995 was largely attributable to the sale of $230,000,000 of 3 1/2% Convertible Subordinated Notes during the first quarter of fiscal 1996, the net proceeds from which were approximately $224 million.

The Company's operating activities generated net cash of $45.8 million, or 7.8% of sales, for the first six months of fiscal 1996 compared to $88.7 million, or 20.2% of sales, for the first six months of fiscal 1995. The $42.9 million decrease in operating cash flows from the year-earlier period was principally due to an increase in working capital requirements associated with growth in accounts receivable and inventories and the payment of income taxes. These changes were offset in part by higher net income and an increase in accounts payable and accrued liabilities. Cash flow from operations generated for the second quarter of fiscal 1996 was $12.5 million or 4.1% of sales versus $33.2 million or 11.8% of sales for the prior quarter and $38.6 million or 16.8% of sales for the second quarter of fiscal 1995. The decrease in operating cash flows compared to both of these quarters was mainly due to greater net working capital requirements in the second quarter of fiscal 1996, as increased net income was more than offset by growth in accounts receivable and inventories. The noncash effect of depreciation and amortization expense was $37.1 million for the first half of fiscal 1996 and $19.8 million for the second quarter of fiscal 1996, higher than the $30.7 million and $15.7 million for the comparable periods of fiscal 1995, primarily as a result of increased capital expenditures related to the Company's internal capacity expansion programs. As a percentage of sales, depreciation and amortization expense was 6.4% for the first six months of fiscal 1996 compared to 7.0% for the first six months of fiscal 1995.

Accounts receivable of $212.8 million increased $22.4 million or 11.8%, $31.5 million or 17.4% and $34.6 million or 19.4% from the end of the first quarter of fiscal 1996, the fourth quarter of fiscal 1995 and the second quarter of fiscal 1995, respectively. These increases were primarily the result of the higher sales level in comparison to these periods. As a percentage of annualized quarterly sales, accounts receivable was 17.5% at the end of the second quarter of fiscal 1996 compared to 17.0%, 17.6% and 19.4% for the previous quarter and the fourth and second quarters of fiscal 1995, respectively.

Inventories of $191.5 million at the end of the first six months of fiscal 1996 rose $33.7 million, $47.5 million and $56.9 million from the end of the first quarter of fiscal 1996, the fourth quarter of fiscal 1995 and the second quarter of fiscal 1995, respectively. Inventories also increased as a percentage of annualized quarterly sales to 15.8% compared to 14.0% for both the first quarter of fiscal 1996 and the fourth quarter of fiscal 1995 and 14.6% for the second quarter of fiscal 1995. The growth in inventories over the past year was principally due to a build in inventory levels needed to service increasing sales volumes, as well as improve customer response times. In addition, the increase in inventories in the second quarter of fiscal 1996 reflects the ramping of new internal manufacturing capacity and greater availability to the Company of externally purchased foundry CMOS wafers used to serve the Company's DSP and communications product lines. As additional wafer capacity becomes available, inventories are expected to continue to increase in support of demand in faster growing product areas.

Accounts payable and accrued liabilities increased $36.2 million or 24% compared to the balance at the end of the second quarter of fiscal 1995 due principally to increased expense activity related to the higher revenue level and increased capital expenditures associated with wafer fabrication capacity expansion.

Net additions to property, plant and equipment of $120.1 million or 20.6% of sales for the first six months of fiscal 1996 and $58.0 million or 19.1% of sales for the second quarter of fiscal 1996, were funded with a combination of cash on hand, cash generated from financing activities and internally generated cash flow from operations. The majority of these expenditures in fiscal 1996 were related to capacity expansion including the addition of six-inch wafer capacity to the Company's existing wafer fabrication facilities in Wilmington, Massachusetts and Limerick, Ireland, continued upgrading and modernization of the Company's wafer fabrication module in Sunnyvale, California and construction of a new assembly and test facility in the Philippines. Also, during the second quarter of fiscal 1996, the Company commenced an accelerometer dedicated fab project at its newly leased facility in Cambridge, Massachusetts.

In January 1996, in accordance with a previous agreement, the Company made an additional $7.0 million equity investment in Chartered Semiconductor Manufacturing Pte., Ltd. ("CSM") in Singapore for a total equity investment of $21.0 million, in exchange for a less than 5% ownership interest. This investment is structured to provide access to CSM's eight inch 0.5 micron wafer fabrication facility through wafer supply and pricing commitments beginning in 1996. The investment in CSM is classified in the balance sheet line item, "Deferred Charges and Other Assets."

The Company entered into an additional agreement with CSM during January 1996, whereby the Company will provide a total deposit of approximately $20.0 million to be paid in several installments in 1996 and 1997. Under the terms of this agreement, the deposit will guarantee access to certain quantities of sub-micron wafers through fiscal 2000.

The Company currently plans to make capital expenditures of approximately $275 million during fiscal 1996, primarily in connection with the continued expansion of it manufacturing facilities. In addition, the Company is continuing to explore various options for further increasing its manufacturing capacity, including joint ventures, acquisitions, equity investments in, or loans to, wafer suppliers and construction of additional facilities.

Cash generated by financing activities of $270.4 million for the first six months of fiscal 1996 resulted primarily from the completion on December 18, 1995 of the public sale of $230,000,000 of five-year 3 1/2% Convertible Subordinated Notes due December 1, 2000. See Note 3 - "Debt," to the Condensed Consolidated Financial Statements contained in this Form 10-Q for the fiscal quarter ended May 4, 1996 for additional information concerning these notes. In addition, during the first six months of fiscal 1996, the Company obtained $44.0 million of financing related to the sale-leaseback of certain machinery and equipment.

At May 4, 1996, the Company's principal sources of liquidity included $224.9 million of cash and cash equivalents and $112.6 million of short-term investments. Short-term investments at the end of the second quarter of fiscal 1996 consisted of commercial paper, banker's acceptances, certificates of deposit and Euro time deposits with maturities greater than three months and less than six months at time of acquisition. The Company also has various lines of credit both in the U.S. and overseas, including a $60 million credit facility in the U.S. which expires in 1998, all of which were substantially unused at May 4, 1996. At May 4, 1996, the Company's debt-to-equity ratio was 48%.

The Company believes that its existing sources of liquidity and cash expected to be generated from future operations, together with current and anticipated available long-term financing, will be sufficient to fund operations, capital expenditures and research and development efforts for the foreseeable future.

Litigation

As set forth in Note 4 to the Condensed Consolidated Financial Statements and
Part II, Item 1., "Legal Proceedings," contained in this Form 10-Q for the fiscal quarter ended May 4, 1996, the Company is engaged in an enforcement proceeding brought by the International Trade Commission related to patent infringement litigation with Texas Instruments, Inc., and antitrust litigation with Maxim Integrated Products, Inc.

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

The Company is planning in fiscal 1996 to increase substantially its manufacturing capacity through both expansion of its production facilities and increased access to third-party foundries; there can be no assurance that the Company will complete the expansion of its production facilities or secure increased access to third party foundries in a timely manner; or that the Company will not encounter unanticipated production problems at either its own facilities or at third-party foundries. The Company relies, and plans to continue to rely, on third-party wafer fabricators to supply most of its wafers that can be manufactured using industry-standard digital processes, and such reliance involves several risks, including the absence of adequate guaranteed capacity and reduced control over delivery schedules, manufacturing yields and costs. In addition, the Company's capacity additions will result in a significant increase in operating expenses and, if revenue levels do not increase to offset these additional expense levels, the Company's future operating results could be adversely affected. The Company also believes that other semiconductor manufacturers are also expanding or planning to expand their production capacity over the next several years, and there can be no assurance that the expansion by the Company and its competitors will not lead to overcapacity in the Company's target markets, which could lead to price erosion that would adversely affect the Company's operating results.

For the first six months of fiscal 1996, 57% of the Company's revenues were derived from customers in international markets. The Company has manufacturing facilities in Ireland, the Philippines and Taiwan. The Company is therefore subject to the economic and political risks inherent in international operations, including expropriation, air transportation disruptions, currency controls and changes in currency exchange rates, tax and tariff rates and freight rates. Although the Company engages in certain hedging transactions to reduce its exposure to currency exchange rate fluctuations, there can be no assurance that the Company's competitive position will not be adversely affected by changes in the exchange rate of the U.S. dollar against other currencies.

The semiconductor industry is characterized by frequent claims and litigation involving patent and other intellectual property rights. The Company has from time to time received, and may in the future receive, claims from third parties asserting that the Company's products or processes infringe their patents or other intellectual property rights. In the event a third party makes a valid intellectual property claim and a license is not available on commercially reasonable terms, the Company's operating results could be materially and adversely affected. Litigation may be necessary to enforce patents or other intellectual property rights of the Company or to defend the Company against claims of infringement, and such litigation can be costly and divert the attention of key personnel. See Part II, Item 1 - "Legal Proceedings," contained in this Form 10-Q for the fiscal quarter ended May 4, 1996 and Part I, Item 3 - "Legal Proceedings," contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 28, 1995 for information concerning pending litigation involving the Company. An adverse resolution of such litigation, may, in certain cases, have a material adverse effect on the Company's consolidated financial position or on its consolidated results of operations or cash flows in the period in which the litigation is resolved.

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

                           PART II - OTHER INFORMATION
                              ANALOG DEVICES, INC.

Item 1. Legal Proceedings

Maxim Litigation

As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended October 28, 1995, the Company is a defendant in a lawsuit brought by Maxim Integrated Products, Inc. ("Maxim") in the United States District Court for the Northern District of California seeking an injunction against, and claiming damages for, alleged antitrust violations and unfair competition in connection with distribution arrangements between the Company and certain distributors. Maxim alleged that certain distributors ceased doing business with Maxim as a result of shelf-sharing provisions in the distribution arrangements between the distributors and the Company, resulting in improper restrictions to Maxim's access to channels by which it distributed its products. Maxim asserted actual and consequential damages in the amount of $14.1 million and claimed restitution and punitive damages in an unspecified amount. Under applicable law, Maxim would receive three times the amount of any actual damages suffered as a result of any antitrust violation. On September 7, 1994, Maxim's claim was dismissed for lack of evidence. Maxim appealed this ruling and oral argument of the appeal was held in January 1996. On March 15, 1996, the Ninth Circuit issued its decision affirming in part and reversing in part the District Court's decision. The Ninth Circuit affirmed the District Court's decision dismissing the antitrust claims and the state law claims challenging the legality of the shelf-sharing provisions in the distribution arrangements between the Company and the distributors. The Ninth Circuit reversed the decision of the District Court with respect to the termination of Maxim by Pioneer Standard and certain activities related thereto. The District Court has scheduled a status conference on the Pioneer Standard claims for July 12, 1996.



Item 6. Exhibits and reports on Form 8-K

    (a)  See Exhibit Index
    (b) There were no reports on Form 8-K filed for the three months ended May 4, 1996.

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



                                             Analog Devices, Inc.
                                             --------------------
                                                 (Registrant)



Date:  June 18, 1996                         By:/s/ Ray Stata
                                                    ----------
                                              Ray Stata
                                              Chairman of the Board and
                                              Chief Executive Officer
                                              (Principal Executive Officer)



Date:  June 18, 1996                         By:/s/ Joseph E. McDonough
                                                    --------------------
                                              Joseph E. McDonough
                                              Vice President-Finance
                                              and Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)

                                  EXHIBIT INDEX
                              Analog Devices, Inc.

Item

10-1     Restated Articles of Organization of the Registrant, as amended
         (incorporated herein by reference to the Registrant's Form S-8 filed on May 30, 1996 relating to the 1988 Stock Option Plan).

10-2     Lease amendment dated March 1, 1996 to the Lease Agreement dated June
         16, 1995 between Analog Devices, Inc. and Ferrari Brothers, relating to premises located at 610 Wendall Drive, Sunnyvale, California.

10-3     Lease amendment dated May 1, 1996 to the Lease Agreement dated August
         8, 1990 between Analog Devices, Inc. and Bourns, Inc., relating to premises located at 1525 Comstock Road, Santa Clara, California.

10-4     Lease amendment dated May 1, 1996 to the Lease Agreement dated August
         8, 1990 between Analog Devices, Inc. and Bourns, Inc., relating to premises located at 1500 Space Park Drive, Santa Clara, California.

11-1     Computation of Earnings per Share.

27       Financial Data Schedule