Form 10-Q/A
period 1996-02-03
ANALOG DEVICES INC
filed 1996-07-11
CIK 6281

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-Q/A


      (Mark One)
         /x/ Quarterly Report Pursuant to Section 13 or 15(d) of the
             Securities Exchange Act of 1934 for the Quarterly Period Ended February 3, 1996 OR

         / / Transition Report Pursuant to Section 13 or 15(d) of the
             Securities Exchange Act of 1934 for the Transition Period from __________ to __________

                          Commission File Number 1-7819


                              ANALOG DEVICES, INC.
             (Exact name of registrant as specified in its charter)


              Massachusetts                           04-2348234
      (State or other jurisdiction of            (I.R.S. Employer I.D. No.)
       incorporation or organization)

      One Technology Way, Norwood, MA                 02062-9106
      (Address of principal executive offices)        (Zip Code)

                                 (617) 329-4700
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

      The number of shares outstanding of each of the registrant's classes of common stock, as of March 1, 1996 was 115,249,442 shares of common stock.

      PART II - OTHER INFORMATION


      Item 6.  Exhibits and Reports on Form 8-K.

              (a)  Exhibits.

                   The exhibit filed as part of this Form 10-Q/A are listed on the Exhibit Index immediately proceeding such exhibit, which
                   Exhibit Index is incorporated herein by reference.

              (b)  Reports on Form 8-K.

                   There were no reports on Form 8-K filed for the three months ended February 3, 1996.

                                   SIGNATURES


              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            ANALOG DEVICES, INC.


      Date:  July 11, 1996                   By: /s/ Joseph E. McDonough
                                                ---------------------------
                                                Joseph E. McDonough
                                                Vice President-Finance and
                                                Chief Financial Officer

                                 EXHIBIT INDEX
                              Analog Devices, Inc.



  Item

 *10-1 Manufacturing Agreement dated as of March 17, 1995 between Chartered Semiconductor Manufacturing Pte. Ltd. and Analog Devices B.V.

 *10-2 Deposit Agreement dated January 30, 1996 between Chartered Semiconductor Manufacturing Pte. Ltd. and Analog Devices B.V.

  10-3 Lease Agreement dated February 8, 1996 between Analog Devices, Inc. and Massachusetts Institute of Technology, relating to premises located at 21 Osborn Street, Cambridge, Massachusetts. (Filed as Exhibit to the Registrants report on Form 10-Q for the period ended February 3, 1996 filed with the Commission on March 19, 1996)

  11-1 Computation of Earnings per share (Filed as Exhibit to the Registrants report on Form 10-Q for the period ended February 3, 1996 filed with the Commission on March 19, 1996)

  27 Financial Date Schedule (Filed as Exhibit to the Registrants report on Form 10-Q for period ended February 3, 1996 filed with the Commission on March, 19 1996)

* Confidential treatment has been requested as to certain portions of these exhibits.