Form 10-Q
period 1996-08-03
ANALOG DEVICES INC
filed 1996-09-17
CIK 6281

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    Form 10-Q

(Mark One)
  [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended August 3, 1996

                                       OR

  [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934


        For the Transition period from                to
                                      ---------------    ----------------

                           Commission File No. 1-7819

                              Analog Devices, Inc.
          (Exact name of registrant as specified in its charter)


         Massachusetts                                       04-2348234
  (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                         Identification No.)


   One Technology Way, Norwood, MA                             02062-9106
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

     The number of shares outstanding of each of the issuer's classes of Common Stock as of September 6, 1996 was 118,547,501 shares of Common Stock.

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(thousands except per share amounts)

                                                       Three Months Ended
                                                       ------------------

                                                August 3, 1996      July 29, 1995
                                                --------------      -------------
Net sales                                          $305,042           $246,301

Cost of sales                                       152,331            121,183
                                                   --------           --------

Gross margin                                        152,711            125,118

Operating expenses:
   Research and development                          45,569             35,035
   Selling, marketing, general and
    administrative                                   48,562             47,374
                                                   --------           --------
                                                     94,131             82,409
                                                   --------           --------

Operating income                                     58,580             42,709

Nonoperating expenses (income):
   Interest expense                                   3,266                938
   Interest income                                   (3,688)            (1,721)
   Other                                               (181)               562
                                                   --------           --------
                                                       (603)              (221)
                                                   --------           --------

Income before income taxes                           59,183             42,930

Provision for income taxes                           15,387             11,149
                                                   --------           --------

Net income                                         $ 43,796           $ 31,781
                                                   ========           ========


Shares used to compute earnings per share           129,694            119,777
                                                   ========           ========


Earnings per share of common stock                 $   0.35           $   0.27
                                                   ========           ========


See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(thousands except per share amounts)

                                                          Nine Months Ended
                                                          -----------------

                                                   August 3, 1996     July 29, 1995
                                                   --------------     -------------

Net sales                                             $889,139          $684,352

Cost of sales                                          440,912           337,980
                                                      --------          --------

Gross margin                                           448,227           346,372

Operating expenses:
   Research and development                            131,274            98,551
   Selling, marketing, general and
    administrative                                     147,382           136,637
                                                      --------          --------
                                                       278,656           235,188
                                                      --------          --------

Operating income                                       169,571           111,184

Nonoperating expenses (income):
   Interest expense                                      8,134             3,242
   Interest income                                     (12,394)           (5,903)
   Other                                                 1,019             2,026
                                                      --------          --------
                                                        (3,241)             (635)
                                                      --------          --------

Income before income taxes                             172,812           111,819

Provision for income taxes                              44,931            27,683
                                                      --------          --------

Net income                                            $127,881          $ 84,136
                                                      ========          ========


Shares used to compute earnings per share              127,771           118,596
                                                      ========          ========


Earnings per share of common stock                    $   1.03          $   0.71
                                                      ========          ========


See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands except share amounts)

Assets                          August 3, 1996  October 28, 1995  July 29, 1995
                                --------------  ----------------  -------------

Cash and cash equivalents         $  198,929       $   69,303       $ 62,268
Short-term investments                82,438           81,810         66,233
Accounts receivable, net             217,699          181,327        185,700
Inventories:
   Finished goods                     66,482           44,109         37,479
   Work in process                   117,480           77,526         74,383
   Raw materials                      31,046           22,327         23,928
                                  ----------       ----------       --------
                                     215,008          143,962        135,790
Prepaid income taxes                  45,600           39,650         27,780
Prepaid expenses                      16,283            9,966          8,373
                                  ----------       ----------       --------
   Total current assets              775,957          526,018        486,144
                                  ----------       ----------       --------

Property, plant and equipment,
  at cost:
   Land and buildings                136,058          139,718        130,328
   Machinery and equipment           762,903          633,124        585,823
   Office equipment                   45,297           41,260         39,613
   Leasehold improvements             73,506           42,165         40,802
                                  ----------       ----------       --------
                                   1,017,764          856,267        796,566
Less accumulated depreciation
    and amortization                 465,078          424,305        412,985
                                  ----------       ----------       --------
   Net property, plant and
    equipment                        552,686          431,962        383,581
                                  ----------       ----------       --------

Investments                           67,623           13,980         13,980
Intangible assets, net                17,351           17,230         17,738
Deferred charges and other
  assets                              26,753           12,458         10,093
                                  ----------       ----------       --------
   Total other assets                111,727           43,668         41,811
                                  ----------       ----------       --------
                                  $1,440,370       $1,001,648       $911,536
                                  ==========       ==========       ========


See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands except share amounts)

Liabilities and Stockholders'
  Equity                              August 3, 1996    October 28, 1995    July 29, 1995
                                      --------------    ----------------    -------------

Short-term borrowings and current
  portion of long-term debt             $    1,923         $    2,299         $  2,155
Obligations under capital leases             8,422                 60               96
Accounts payable                           102,006            100,217           67,682
Deferred income on shipments to
  domestic distributors                     39,559             27,588           25,787
Income taxes payable                        46,560             50,086           39,857
Accrued liabilities                         80,568             74,138           65,997
                                        ----------         ----------         --------
      Total current liabilities            279,038            254,388          201,574
                                        ----------         ----------         --------

Long-term debt                             310,000             80,000           80,000
Noncurrent obligations under
  capital leases                            30,932                  -                -
Deferred income taxes                        6,000              5,039            4,000
Other noncurrent liabilities                11,278              6,255            6,315
                                        ----------         ----------         --------
      Total noncurrent liabilities         358,210             91,294           90,315
                                        ----------         ----------         --------

Commitments and Contingencies

Stockholders' equity:
   Preferred stock, $1.00 par value,
    500,000 shares authorized,
    none outstanding                             -                  -                -
   Common stock, $.16 2/3 par value,
    450,000,000 shares authorized,
    116,262,403 shares issued
    (114,583,932 in October 1995,
    76,214,980 in July 1995)                19,377             19,098           12,703
   Capital in excess of par value          168,838            149,775          154,700
   Retained earnings                       609,345            481,464          446,330
   Cumulative translation adjustment         5,562              5,870            5,999
                                         ---------         ----------         --------
                                           803,122            656,207          619,732
   Less -0- shares in treasury,
    at cost (51,876 in October 1995,
    and 2,777 in July 1995)                      -                241               85
                                        ----------         ----------         --------
       Total stockholders' equity          803,122            655,966          619,647
                                        ----------         ----------         --------
                                        $1,440,370         $1,001,648         $911,536
                                        ==========         ==========         ========

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(thousands)

                                                           Nine Months Ended
                                                           -----------------

                                                    August 3, 1996    July 29, 1995
                                                    --------------    -------------

OPERATIONS
Cash flows from operations:
  Net income                                          $ 127,881         $  84,136
  Adjustments to reconcile net income
   to net cash provided by operations:
     Depreciation and amortization                       59,445            47,047
     Deferred income taxes                                  988               700
     Other noncash expenses                                (633)              529
     Changes in operating assets and liabilities        (91,438)          (12,154)
                                                      ---------         ---------
  Total adjustments                                     (31,638)           36,122
                                                      ---------         ---------
Net cash provided by operations                          96,243           120,258
                                                      ---------         ---------

INVESTMENTS
Cash flows from investments:
   Additions to property, plant and equipment, net     (179,501)         (145,838)
   Investments                                          (53,643)          (13,980)
   Purchases of short-term investments
     available for sale                                (222,086)         (103,040)
   Purchases of short-term investments
     held to maturity                                         -            (2,200)
   Maturities of short-term investments
     available for sale                                 216,458           111,659
   Maturities of short-term investments
     held to maturity                                     5,000                 -
   Increase in other assets                              (8,976)             (328)
                                                      ---------         ---------
Net cash used for investments                          (242,748)         (153,727)
                                                      ---------         ---------

FINANCING ACTIVITIES
Cash flows from financing activities:
   Net proceeds from issuance of long-term debt         224,385                 -
   Proceeds from equipment financing                     44,028                 -
   Payments on long term debt                                 -           (20,000)
   Proceeds from employee stock plans                    11,987             9,095
   Net decrease in variable rate borrowings                (232)             (970)
   Payments on capital lease obligations                 (4,734)             (201)
                                                      ---------         ---------

Net cash provided by (used for) financing activities    275,434           (12,076)
                                                      ---------         ---------

Effect of exchange rate changes on cash                     697            (1,300)
                                                      ---------         ---------

Net increase (decrease) in cash and cash equivalents    129,626           (46,845)
Cash and cash equivalents at beginning of period         69,303           109,113
                                                      ---------         ---------
Cash and cash equivalents at end of period            $ 198,929         $  62,268
                                                      =========         =========

SUPPLEMENTAL INFORMATION
Cash paid during the period for:
   Income taxes                                       $  47,773         $  17,196
                                                      =========         =========
   Interest                                           $   7,045         $   3,614
                                                      =========         =========

See accompanying notes.
                                       6

Analog Devices, Inc.
Notes to Condensed Consolidated Financial Statements
August 3, 1996


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

Note 4 - Commitments and Contingencies

As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended October 28, 1995, the Company has been engaged in an enforcement proceeding brought by the International Trade Commission related to patent infringement litigation with Texas Instruments, Inc., and litigation with Maxim Integrated Products, Inc.

The Company was a defendant in two lawsuits brought in Texas by Texas Instruments, Inc. ("TI"), alleging patent infringement, including patent infringement arising from certain plastic encapsulation processes, and seeking an injunction and unspecified damages against the Company. The alleged infringement of one of these patents was also the subject matter of a proceeding brought by TI against the Company before the International Trade Commission ("ITC"). On January 10, 1994, the ITC brought an enforcement proceeding against the Company alleging that the Company had violated the ITC's cease and desist order of February 1992 (as modified in July 1993), which prohibited the Company's importation of certain plastic encapsulated circuits, and seeking substantial penalties against the Company for these alleged violations. If the Company was found to have violated the cease and desist order, the ITC could have imposed penalties of up to $100,000 per day of violation from the date of the cease and desist order (February 1992) or a sum equal to twice the value of the goods determined to be sold in violation of the order. In addition, in June 1992, the Company commenced a lawsuit against TI in Massachusetts alleging certain TI digital signal processors infringed one of the Company's patents.

Analog Devices, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
August 3, 1996



Note 4. Commitments and Contingencies (Continued)

Effective April 1, 1995, the Company and TI settled both Texas lawsuits and the Massachusetts lawsuit principally by means of a royalty-free cross license of certain of the Company's and TI's patents. On April 25, 1995, the Company filed with the ITC a motion to terminate the ITC enforcement proceeding on the grounds that further action by the ITC is unnecessary in light of the Company's settlement with TI. On May 8, 1995, an Administrative Law Judge issued a recommended determination to the ITC to grant the Company's motion to terminate the ITC proceeding. The investigative office of the ITC had opposed the motion, claiming that, notwithstanding the Company's settlement with TI, the Company's alleged violation of the ITC's cease and desist order warranted the imposition of substantial penalties. On September 11, 1996, the ITC determined to adopt the recommended determination of the Administrative Law Judge to terminate the enforcement proceeding and referred to the Department of Justice certain allegations contained in a complaint that the Company willfully submitted false and misleading reporting violations.

The Company is a defendant in a lawsuit brought by Maxim Integrated Products, Inc. ("Maxim") in the United States District Court for the Northern District of California seeking an injunction against, and claiming damages for, alleged antitrust violations and unfair competition in connection with distribution arrangements between the Company and certain distributors. Maxim alleged that certain distributors ceased doing business with Maxim as a result of shelf-sharing provisions in the distribution arrangements between the distributors and the Company, resulting in improper restrictions to Maxim's access to channels by which it distributed its products. Maxim asserted actual and consequential damages in the amount of $14.1 million and claimed restitution and punitive damages in an unspecified amount. Under applicable law, Maxim would receive three times the amount of any actual damages suffered as a result of any antitrust violation. On September 7, 1994, Maxim's claim was dismissed for lack of evidence. Maxim appealed this ruling and oral argument of the appeal was held in January 1996. On March 15, 1996, the Ninth Circuit issued its decision affirming in part and reversing in part the District Court's decision. The Ninth Circuit affirmed the District Court's decision dismissing the antitrust claims and the state law claims challenging the legality of the shelf-sharing provisions in the distribution arrangements between the Company and the distributors. The Ninth Circuit reversed the decision of the District Court with respect to the termination of Maxim by Pioneer Standard and certain activities related thereto. The status conference on the Pioneer Standard claims scheduled for July 12, 1996 was postponed and has yet to be rescheduled.

While there can be no assurance that the Company will prevail with respect to the remaining issues in the above proceedings, the Company does not believe that these matters will have a material adverse effect on the Company's consolidated financial position or consolidated results of operations. However, an adverse resolution could have an adverse effect on the Company's consolidated results of operations in the quarter in which these matters are resolved.

Analog Devices, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
August 3, 1996


Note 5. Joint Venture Agreement

On June 25, 1996, the Company, Taiwan Semiconductor Manufacturing Co., Ltd., two other companies and several individual investors formed a joint venture, called WaferTech, to build and operate a wafer manufacturing plant ("fab") in Camas, Washington.

In return for a $140.4 million cash investment, the Company received an 18% equity ownership in WaferTech and certain rights to procure output from the fab at market price. The investment is to be made in three installments of which $42.1 million was paid on June 25, 1996, $42.1 million is to be paid on November 30, 1996 and the remaining $56.2 million is to be paid on November 3, 1997. In addition, the Company has an obligation to guarantee its pro rata share of debt incurred by WaferTech, up to a maximum for the Company of $45 million. The Company intends to apply the equity basis of accounting to its investment in WaferTech based on the Company's ability to exercise significant influence over the operating and financial policies of the joint venture.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Third Quarter of Fiscal 1996 Compared to the Third Quarter of Fiscal 1995

Net sales of $305.0 million for the third quarter of fiscal 1996 grew $58.7 million or 24% from net sales of $246.3 million for the third quarter of fiscal 1995. The sales increase was attributable principally to increased sales volumes of system-level IC products which rose 86% from the third quarter of fiscal 1995. This growth resulted from increased demand for communications products and general-purpose digital signal processing ("DSP") products. System level IC sales comprised approximately 40% of total 1996 third quarter revenues compared to 26% of revenues for the third quarter of fiscal 1995.

The Company experienced a slowdown in incoming order rates as end use customers and distributors adjusted their order patterns in recognition of their inventory levels and the much shorter lead times being offered by the Company and other suppliers in the semiconductor industry as additional capacity has come on line. These adjustments appeared most pronounced in the distribution channel for the Company's broadbased SLIC product line which had the most significant reduction in product lead times during the second and third quarters of fiscal 1996. As a result of the current market environment, the Company will be more dependent on orders that are received and shipped in the same quarter, which is typically associated with shortened lead times.

Sales of standard linear IC products ("SLICs") grew 5% from the same period last year as demand slowed in the third quarter from the growth experienced in fiscal 1995 and in the first two quarters of fiscal 1996 versus the comparable periods of fiscal 1995. Sales of SLIC products accounted for 56% of sales, down from 66% one year ago as system-level product sales continue to be the fastest growing portion of the Company's business. This mix shift is expected to continue during the balance of the fiscal year.

Sales in the Southeast Asian region, which nearly doubled from last year, were driven principally by increased sales of communications products and increased sales of hard disk drive products. Sales to European customers increased 36% from the year-earlier period with much of this growth resulting from the Company's increased penetration of applications in the communications market, particularly in handsets and basestations used in the GSM (Global System for Mobile Communications) digital cellular telephone system now widely deployed in Europe. In North America, sales increased 17% over the same period last year as both OEM and distributor sales increased. Sales in Japan decreased 14% from the third quarter of fiscal 1995 due mostly to weakness in the automatic test equipment ("ATE") and industrial markets.

Gross margin decreased to 50.1% of sales for the quarter ended August 3, 1996 compared to 50.8% for the third quarter last year. This decrease was principally due to a shift in the sales mix resulting from increased sales of lower margin system-level IC products and to increased startup costs related to wafer fab expansion. Offsetting both of these factors somewhat were improvements in manufacturing yields and greater wafer availability and thus more favorable pricing for foundry-sourced wafers used in the production of system-level IC products.

R&D expense was $45.6 million, an increase of $10.5 million or 30% from the third quarter of fiscal 1995. The increase in R&D compared to the quarter ended a year ago largely reflected an increase in personnel and expenditures in support of significant initiatives in DSP, communications, computers, accelerometers and SLIC product developments. At 14.9% of sales, the R&D-to-sales ratio remained within the Company's targeted range of 14 to 15%. Significant resource commitments to R&D efforts have yielded a continual flow of new products critical to future sales. For the third quarter of fiscal 1996, new-product sales (sales of products introduced within the previous six quarters) accounted for nearly 30% of total sales.

Selling, marketing, general & administrative ("SMG&A") expense of $48.6 million was reduced to 15.9% of sales compared to 19.2% for the year-ago quarter. This decline was achieved by holding year-to-year SMG&A expense growth to 2.5%, in part due to the lower SMG&A-to-sales ratio associated with the Company's higher-volume system level IC products.

Operating income rose from $42.7 million for the third quarter of fiscal 1995 to $58.6 million for the third quarter of fiscal 1996, an increase of 37%. As a percentage of sales, operating income increased to 19.2% compared to 17.3% for the third quarter of fiscal 1995. This improvement resulted principally from increased sales and the lower SMG&A expense-to-sales ratio.

Interest expense increased $2.3 million from the third quarter of fiscal 1995 due to the issuance of $230 million of 3 1/2% Convertible Subordinated Notes in December 1995. Interest income increased $2.0 million over this same period due to an increased level of invested cash which principally resulted from investment of the net proceeds from the issuance of the Notes.

The effective income tax rate was flat to the year earlier period at 26%.

The growth in sales combined with the improvement in operating income resulted in a 38% increase in net income to $43.8 million or 14.4% of sales for the third quarter of fiscal 1996. Earnings per share increased to $.35 from $.27 for last year's third quarter. Shares used to compute earnings per share increased significantly compared to the third quarter of fiscal 1995 principally due to the inclusion of common stock equivalents under the "if converted" method for the Company's $230 million 3 1/2% Convertible Subordinated Notes which were issued in the first quarter of fiscal 1996.

Third Quarter of Fiscal 1996 Compared to the Second Quarter of Fiscal 1996

Net sales increased slightly from $303.3 million for the second quarter of fiscal 1996 to $305.0 million for the third quarter of fiscal 1996 as industry demand softened somewhat. This slowdown appeared to be due to a broadbased inventory correction by end use customers and distributors in response to the shorter lead times available for many products from the Company and other suppliers. Inventory adjustments were most prevalent in the Company's SLIC business in all regions of the world, but most significantly in the distribution channel, following the spot order slowdowns which occurred in the OEM channel in the second quarter of fiscal 1996.

On a worldwide basis, sales of the Company's SLIC products decreased 4% quarter-to-quarter. The decrease in sales of SLIC products was more than offset by continuing strength in sales of system-level IC products which increased 11% over this same period despite continued softness in demand for PC audio products and ICs used in ATE pin electronics applications. The increase in sales of system-level IC products resulted from increased demand for products within the communications and DSP product sectors. The decrease in sales of SLIC products and the increase in sales of system-level products were principally volume-based. Sales decreased in most regions of the world, with the exception of Southeast Asia.

Gross margin decreased slightly from 50.4% of sales for the prior quarter to 50.1% of sales for the third quarter of fiscal 1996 due to a sales mix shift to a larger proportion of lower margin system-level IC products and to additional expenses associated with wafer fab expansion. The effect of these factors, however, was mitigated by improved gross margins for both SLIC and system-level IC products, accomplished through yield improvements and by a more favorable pricing environment for purchased wafers.

R&D expenses for the third quarter of fiscal 1996 of $45.6 million or 14.9% of sales were slightly higher than the $44.8 million or 14.8% of sales for the second quarter of fiscal 1996.

SMG&A expenses decreased 2.9% from $50.0 million for the preceding quarter to $48.6 million for the third quarter of fiscal 1996, leading to a quarter-to-quarter decrease in SMG&A expenses as a percentage of sales from 16.5% to 15.9%. This decrease was in part due to a greater proportion of higher-volume system-level IC products in the sales mix which carry a lower SMG&A expense component than SLIC products. As a result of the improvement in the SMG&A expense-to-sales ratio, which offset the slight erosion in overall gross margin, operating profit was maintained at 19.2% of sales compared to the previous quarter.

Interest income decreased from $4.8 million in the second quarter of fiscal 1996 to $3.7 million in the third quarter of fiscal 1996 primarily as a result of decreased cash, cash equivalent and short-term investment balances. The effective income tax rate remained at 26%.

The Company recorded net income of $43.8 million or 14.4% of sales in the third quarter of fiscal 1996, compared to $44.0 million or 14.5% of sales in the second quarter of fiscal 1996. Earnings per share remained unchanged at $.35.

First Nine Months of Fiscal 1996 Compared to the First Nine Months of Fiscal
1995

Net sales of $889.1 million rose $204.8 million or 30% from the same period of fiscal 1995. The increase in sales was attributable to an increase in sales volumes of both the Company's system-level IC and SLIC products which grew 72% and 19%, respectively, over the same period of fiscal 1995.

The 72% increase in sales of system-level IC products represented increased demand and broader participation in growing application markets for the Company's general-purpose DSPs and communications products. As a result of the significant growth experienced in this product grouping, system-level product sales accounted for 36% of total sales in the first nine months of fiscal 1996 compared to 27% in the same period last year.

In the third quarter of fiscal 1996, incoming order rates softened as end customers and distributors adjusted their order patterns in recognition of improved availability of products from semiconductor manufacturers due to shortened industry lead times. Such adjustments were most prevalent in the Company's SLIC business which had the greatest reduction in product lead times during the second and third quarters of fiscal 1996. This ordering environment, which led to a 4% sequential decline in SLIC sales from the second to third quarter of fiscal 1996, offset some of the 27% sales growth experienced in sales of SLIC products in the first half of fiscal 1996 when compared to the same period of fiscal 1995. For the first nine months of fiscal 1996, the strongest demand for SLIC products remained in applications for the communications, medical and instrumentation end markets. SLIC products accounted for 58% of total sales in the first nine months of fiscal 1996 compared to 64% in the first nine months of fiscal 1995.

For the first nine months of fiscal 1996, sales to North American and international customers increased 28% and 31%, respectively, over the same period of fiscal 1995. Sales in Europe increased 43% compared to the first nine months of fiscal 1995, largely due to increased demand for the Company's communications products targeted for GSM. Sales in Southeast Asia increased 42% from the year-earlier period primarily due to increased sales of communications products and hard disk drive and other computer products. While sales in Japan increased 7% over the first nine months of fiscal 1995, essentially all of this increase occurred in the first quarter of fiscal 1996 as semiconductor demand softened in Japan during the second quarter primarily due to inventory corrections made by equipment manufacturers.

Gross margin of 50.4% of sales for the first nine months of fiscal 1996 was down slightly from 50.6% for the comparable period of fiscal 1995 as yield improvements were offset by a shift in the mix of product sales to a greater proportion of lower-margin system-level IC products, and expenses incurred as a result of capacity additions.

R&D expenses increased $32.7 million or 33% over the prior year, reflecting the Company's commitment to maintaining a high level of R&D effort in order to maximize the opportunities available in real world signal processing. SMG&A expenses grew only 8%, as the Company constrained spending growth to a rate significantly below sales growth. As a result, SMG&A expense as a percentage of sales decreased to 16.6% from 20.0% for the same period of fiscal 1995.

Operating income was $169.6 million or 19.1% of sales for the first nine months of fiscal 1996, an increase of 53% from $111.2 million for the first nine months of fiscal 1995. This performance gain reflected the growth in sales, stable gross margin and a slower rate of SMG&A expense growth versus sales.

Interest expense increased $4.9 million and interest income increased $6.5 million for the nine month period ended August 3, 1996 as compared to the nine month period ended July 29, 1995, with both changes resulting from the issuance of $230 million of 3 1/2% Notes during the first quarter of fiscal 1996.

The effective income tax rate increased to 26.0% from 24.8% for the year-ago period due primarily to a change in the mix of worldwide profits to higher tax rate jurisdictions.

Net income grew 52% to $127.9 million or $1.03 per share compared to $84.1 million or $0.71 per share for the first nine months of fiscal 1995. As a percentage of sales, net income improved to 14.4% from 12.3% for the year earlier period.

Liquidity and Capital Resources

At August 3, 1996, cash, cash equivalents and short-term investments totaled $281.4 million, an increase of $152.9 million from the end of the third quarter of fiscal 1995 and an increase of $130.3 million from the end of the fourth quarter of fiscal 1995. These increases were mainly attributable to proceeds from the sale of $230,000,000 of 3 1/2% Convertible Subordinated Notes in the first quarter of fiscal 1996, together with positive cash flow from operations for the first nine months of fiscal 1996. These cash inflows were largely offset by cash used for investing activities including capital expenditures and investments and deposits made to secure wafer supply.

The Company's operating activities generated net cash of $96.2 million, or 10.8% of sales, for the first nine months of fiscal 1996 compared to $120.3 million, or 17.6% of sales, for the first nine months of fiscal 1995. The $24.1 million decrease in operating cash flows from the year-earlier period was principally due to higher working capital requirements associated with increases in accounts receivable and inventory balances. These changes were offset in part by increased net income. Net cash flow from operations generated for the third quarter of fiscal 1996 was $50.5 million or 16.5% of sales versus $12.5 million or 4.1% of sales for the prior quarter and $31.6 million or 12.8% sales for the third quarter of fiscal 1995. The increase in operating cash flows compared to the previous quarter was principally due to a decrease in working capital requirements while the increase from the year ago quarter primarily resulted from increased net income. The noncash effect of depreciation and amortization was $59.4 million for the first nine months of fiscal 1996 and $22.3 million for the third quarter of fiscal 1996, compared to $47.0 million and $16.3 million, respectively, for the same periods of fiscal 1995, primarily as a result of increased capital expenditures related to the Company's internal capacity expansion programs. As a percentage of sales, depreciation and amortization expense was 6.7% for the first nine months of fiscal 1996 compared to 6.9% for the first nine months of fiscal 1995.

Accounts receivable of $217.7 million increased $36.4 million or 20% and $32.0 million or 17% from the end of the fourth and third quarters of fiscal 1995, respectively. These increases were primarily the result of the higher sales level in comparison to these periods. As a percentage of annualized quarterly sales, accounts receivable was 17.8% at the end of the third quarter of fiscal 1996 compared to 17.6% and 18.8% for the fourth and third quarters of fiscal 1995, respectively.

Inventories of $215.0 million at the end of the first nine months of fiscal 1996 rose $23.5 million, $71.0 million and $79.2 million from the end of the second quarter of fiscal 1996, the fourth quarter of fiscal 1995 and the third quarter of fiscal 1995, respectively. Inventories also increased as a percentage of annualized quarterly sales to 17.6% compared to 15.8% for the second quarter of fiscal 1996, 14.0% for the fourth quarter of fiscal 1995 and 13.8% for the third quarter of fiscal 1995. The growth in inventories over the past year was principally due to increased inventory levels needed to service increased demand, as well as improve customer response times. In addition, the increase in inventories during the second and third quarters of fiscal 1996 reflected the expansion of internal manufacturing capacity and greater availability to the Company of externally purchased foundry CMOS wafers used to serve the Company's DSP and communications product lines.

Accounts payable and accrued liabilities increased $48.9 million or 37% compared to the balance at the end of the third quarter of fiscal 1995 due principally to increased expense activity related to the higher revenue level and increased capital expenditures associated with wafer fabrication capacity expansion.

Net additions to property, plant and equipment of $179.5 million or 20.2% of sales for the first nine months of fiscal 1996 and $59.4 million or 19.5% of sales for the third quarter of fiscal 1996, were funded with a combination of cash on hand, cash generated from financing activities and internally generated cash flow from operations. The majority of these expenditures in fiscal 1996 were related to capacity expansion including the addition of six-inch wafer capacity to the Company's existing wafer fabrication facilities in Wilmington, Massachusetts and Limerick, Ireland, continued upgrading and modernization of the Company's wafer fabrication module in Sunnyvale, California and construction of a new assembly and test facility in the Philippines. Also, during the second quarter of fiscal 1996, the Company commenced an accelerometer dedicated fab project at its leased facility in Cambridge, Massachusetts. The Company currently plans to make capital expenditures of approximately $70 million in the fourth quarter of fiscal 1996, primarily in connection with the continued expansion of it manufacturing facilities. The Company currently plans to make capital expenditures of $150 million in fiscal 1997.

In June 1996, the Company entered into a joint venture agreement with Taiwan Semiconductor Manufacturing Co. ("TSMC"), two other companies and several individual investors for the construction and operation of a semiconductor fabrication facility in Camas, Washington. The Company received an 18% equity ownership in the joint venture, known as WaferTech, in return for a $140.4 million investment. The investment is to be made in three installments of which the first was made on June 25, 1996 in the amount of $42.1 million. The remaining two installments of $42.1 million and $56.2 million are due November 30, 1996 and November 3, 1997, respectively. See Note 5 - "Joint Venture Agreement," to the Condensed Consolidated Financial Statements contained in this Form 10-Q for the fiscal quarter ended August 3, 1996 for additional information concerning this agreement.

In January 1996, in accordance with a previous agreement, the Company made an additional $7.0 million equity investment in Chartered Semiconductor Manufacturing Pte., Ltd. ("CSM") in Singapore for a total equity investment of $21.0 million which represents a less than 5% ownership interest. This investment is structured to provide access to CSM's eight inch 0.5 micron wafer fabrication facility through wafer supply and pricing commitments.

In January 1996, the Company also entered into an additional agreement with CSM, whereby the Company will provide a total deposit of approximately $20.0 million to be paid in several installments in 1996 and 1997. Under the terms of this agreement, the deposit will guarantee access to additional quantities of sub-micron wafers through fiscal 2000.

During the third quarter of fiscal 1996, the Company's wafer supply arrangement with TSMC for future capacity was modified. Under the modified arrangement, the Company will be required to maintain a constant deposit of $6.4 million with TSMC in order to secure minimum quantities of wafers from 1996 to 1999.

Cash generated by financing activities of $275.4 million for the first nine months of fiscal 1996 resulted primarily from the sale of $230,000,000 of five-year 3 1/2% Convertible Subordinated Notes due December 1, 2000. The net proceeds from this offering, which was completed December 18, 1995, were approximately $224 million. See Note 3 - "Debt," to the Condensed Consolidated Financial Statements contained in this Form 10-Q for the fiscal quarter ended August 3, 1996 for additional information concerning these Notes. In addition, during the first nine months of fiscal 1996, the Company obtained $44.0 million of equipment financing related to the lease of certain machinery and equipment. Financing activities for the first nine months of fiscal 1996 also generated cash of $12.0 million from the issuance of common stock under stock purchase and stock option plans.

At August 3, 1996, the Company's principal sources of liquidity included $198.9 million of cash and cash equivalents and $82.4 million of short-term investments. Short-term investments at the end of the third quarter of fiscal 1996 consisted of commercial paper, banker's acceptances and certificates of deposit with maturities greater than three months and less than six months at time of acquisition. The Company also has various lines of credit both in the U.S. and overseas, including a $60 million credit facility in the U.S. which expires in 1998, all of which were substantially unused at the end of the third quarter of fiscal 1996. The Company's debt-to-equity ratio at August 3, 1996 was 44%.

The Company believes that its existing sources of liquidity and cash expected to be generated from future operations, together with current and anticipated available long-term financing, will be sufficient to fund operations, capital expenditures, obligations under the joint venture agreement and research and development efforts for the foreseeable future.

Litigation

As set forth in Note 4 to the Condensed Consolidated Financial Statements and
Part II, Item 1., "Legal Proceedings," contained in this Form 10-Q for the fiscal quarter ended August 3, 1996, the Company has been engaged in an enforcement proceeding brought by the International Trade Commission related to patent infringement litigation with Texas Instruments, Inc., and litigation with Maxim Integrated Products, Inc.

While there can be no assurance that the Company will prevail with respect to the remaining issues in the above proceedings, the Company does not believe that these matters will have a material adverse effect on the Company's consolidated financial position or consolidated results of operations. However, an adverse resolution could have an adverse effect on the Company's consolidated results of operations in the quarter in which these matters are resolved.

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

The Company's success depends in part on its ability to develop and market new products. There can be no assurance that the Company will be able to develop and introduce new products in a timely manner or that such products, if developed, will achieve market acceptance. In addition, the Company's growth is dependent on its ability to penetrate new markets such as the communications, computer and automotive segments of the electronics market, where the Company has limited experience and competition is intense. There can be no assurance that the markets being served by the Company will grow in the future; that the Company's existing and new products will meet the requirements of such markets; that the Company's products will achieve customer acceptance in such markets; that competitors will not force prices to an unacceptably low level or take market share from the Company; or that the Company can achieve or maintain profits in these markets. Also, some of the customers in these markets are less well established which could subject the Company to increased credit risk.

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

During fiscal 1996, the Company has increased substantially its manufacturing capacity through both expansion of its production facilities and increased access to third-party foundries; there can be no assurance that the Company will not encounter unanticipated production problems at either its own facilities or at third-party foundries. The Company relies, and plans to continue to rely, on third-party wafer fabricators to supply most of its wafers that can be manufactured using industry-standard digital processes, and such reliance involves several risks, including the absence of adequate guaranteed capacity and reduced control over delivery schedules, manufacturing yields and costs. In addition, the Company's capacity additions will result in a significant increase in operating expenses and, if revenue levels do not increase to offset these additional expense levels, the Company's future operating results could be adversely affected. The Company also believes that other semiconductor manufacturers are also expanding or planning to expand their production capacity over the next several years, and there can be no assurance that the expansion by the Company and its competitors will not lead to overcapacity in the Company's target markets, which could lead to price erosion that would adversely affect the Company's operating results.

For the first nine months of fiscal 1996, 58% of the Company's revenues were derived from customers in international markets. The Company has manufacturing facilities in Ireland, the Philippines and Taiwan. The Company is therefore subject to the economic and political risks inherent in international operations, including expropriation, air transportation disruptions, currency controls and changes in currency exchange rates, tax and tariff rates and freight rates. Although the Company engages in certain hedging transactions to reduce its exposure to currency exchange rate fluctuations, there can be no assurance that the Company's competitive position will not be adversely affected by changes in the exchange rate of the U.S. dollar against other currencies.

The semiconductor industry is characterized by frequent claims and litigation involving patent and other intellectual property rights. The Company has from time to time received, and may in the future receive, claims from third parties asserting that the Company's products or processes infringe their patents or other intellectual property rights. In the event a third party makes a valid intellectual property claim and a license is not available on commercially reasonable terms, the Company's operating results could be materially and adversely affected. Litigation may be necessary to enforce patents or other intellectual property rights of the Company or to defend the Company against claims of infringement, and such litigation can be costly and divert the attention of key personnel. An adverse resolution of such litigation, may, in certain cases, have a material adverse effect on the Company's consolidated financial position or on its consolidated results of operations or cash flows in the period in which the litigation is resolved. See Part II, Item 1 - "Legal Proceedings," contained in this Form 10-Q for the fiscal quarter ended August 3, 1996 and Part I, Item 3 - "Legal Proceedings," contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 28, 1995 for information concerning pending litigation involving the Company.

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

                            PART II - OTHER INFORMATION
                                ANALOG DEVICES, INC.

Item 1. Legal Proceedings

As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended October 28, 1995, the Company has been engaged in an enforcement proceeding brought by the International Trade Commission related to patent infringement litigation with Texas Instruments, Inc.

The Company was a defendant in two lawsuits brought in Texas by Texas Instruments, Inc. ("TI"), alleging patent infringement, including patent infringement arising from certain plastic encapsulation processes, and seeking an injunction and unspecified damages against the Company. The alleged infringement of one of these patents was also the subject matter of a proceeding brought by TI against the Company before the International Trade Commission ("ITC"). On January 10, 1994, the ITC brought an enforcement proceeding against the Company alleging that the Company had violated the ITC's cease and desist order of February 1992 (as modified in July 1993), which prohibited the Company's importation of certain plastic encapsulated circuits, and seeking substantial penalties against the Company for these alleged violations. If the Company was found to have violated the cease and desist order, the ITC could have imposed penalties of up to $100,000 per day of violation from the date of the cease and desist order (February 1992) or a sum equal to twice the value of the goods determined to be sold in violation of the order. In addition, in June 1992, the Company commenced a lawsuit against TI in Massachusetts alleging certain TI digital signal processors infringed one of the Company's patents.

Effective April 1, 1995, the Company and TI settled both Texas lawsuits and the Massachusetts lawsuit principally by means of a royalty-free cross license of certain of the Company's and TI's patents. On April 25, 1995, the Company filed with the ITC a motion to terminate the ITC enforcement proceeding on the grounds that further action by the ITC is unnecessary in light of the Company's settlement with TI. On May 8, 1995, an Administrative Law Judge issued a recommended determination to the ITC to grant the Company's motion to terminate the ITC proceeding. The investigative office of the ITC had opposed the motion, claiming that, notwithstanding the Company's settlement with TI, the Company's alleged violation of the ITC's cease and desist order warranted the imposition of substantial penalties. On September 11, 1996, the ITC determined to adopt the recommended determination of the Administrative Law Judge to terminate the enforcement proceeding and referred to the Department of Justice certain allegations contained in a complaint that the Company willfully submitted false and misleading reporting violations.

Item 6.  Exhibits and reports on Form 8-K

    (a)  See Exhibit Index
    (b)  Form 8-K - Reporting Date - June 25, 1996
         Item reported - Item 5. Other Events. On July 16, 1996, the Registrant filed information relating to a joint venture agreement dated June 25, 1996 between the Company, Taiwan Semiconductor Manufacturing Co., Ltd., two other companies and several individual investors for the construction and operation of a semiconductor fabrication facility in Camas, Washington.

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



                                                Analog Devices, Inc.
                                                --------------------
                                                     (Registrant)



Date:  September 16, 1996                       By: /s/ Ray Stata
                                                    -------------
                                                Ray Stata
                                                Chairman of the Board and
                                                Chief Executive Officer
                                                (Principal Executive Officer)



Date:  September 16, 1996                       By: /s/ Joseph E. McDonough
                                                    -----------------------
                                                Joseph E. McDonough
                                                Vice President-Finance
                                                and Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)

                                EXHIBIT INDEX
                             Analog Devices, Inc.

Item

*10-1 Amended and Restated Limited Liability Company Agreement of WaferTech, LLC, a Delaware limited liability company, dated as of August 9, 1996. Filed as Exhibit 10.47 to the Form 10-Q of Altera Corporation (File No. 0-16617) for the quarterly period ended June 30, 1996, and incorporated herein by reference.

*10-2 Purchase Agreement by and between Taiwan Semiconductor Manufacturing Co., Ltd., as seller and Analog Devices, Inc., Altera Corporation and Integrated Silicon Solutions, Inc., as buyers dated as of June 25, 1996. Filed as Exhibit 10.48 to the Form 10-Q of Altera Corporation (File No. 0-16617) for the quarterly period ended June 30, 1996, and incorporated herein by reference.

 11-1   Computation of Earnings per Share.

 27     Financial Data Schedule

- --------------------
 * Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Commission.