Form 10-K
period 1996-11-02
ANALOG DEVICES INC
filed 1997-01-29
CIK 6281

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(MARK ONE)
   [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED NOVEMBER 2, 1996

                                      OR

   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
             FOR THE TRANSITION PERIOD FROM __________ TO __________

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

         The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $3,960,793,548 based on the closing price of the Common Stock on the New York Stock Exchange Composite Tape reporting system on December 31, 1996.

         Indicate the number of shares outstanding of each class of Common
Stock: 159,479,013 shares of $.16 2/3 par value Common Stock as of December 31, 1996.

                       DOCUMENTS INCORPORATED BY REFERENCE

                   DOCUMENT DESCRIPTION                                10-K PART
                   --------------------                                ---------
Portions of the Registrant's Proxy Statement for the Annual
    Meeting of Stockholders to be held March 11, 1997................     III

================================================================================

                                     PART I

ITEM 1.    BUSINESS

Analog Devices, Inc. ("Analog" or the "Company") designs, manufactures and markets a broad line of high-performance linear, mixed-signal and digital integrated circuits ("ICs") that address a wide range of real-world signal processing applications. The Company's two principal product groups are general-purpose, standard-function linear and mixed-signal ICs ("SLICs") and system-level ICs. The latter group includes general-purpose digital signal processing ICs (DSPs) and application-specific devices that typically incorporate analog and mixed-signal circuitry and a DSP core. Analog's third product group consists of devices manufactured using assembled product technology.

Nearly all of the Company's products are components, which are typically incorporated by original equipment manufacturers (OEMs) in a wide range of equipment and systems for use in communications, computer, industrial, instrumentation, military/aerospace, automotive and high-performance consumer electronics applications. The Company sells its products worldwide; approximately 42% of fiscal 1996's revenues was derived from customers in North America, while most of the balance was derived from customers in Western Europe and the Far East.

INDUSTRY BACKGROUND

Real-world phenomena, such as temperature, pressure, sound, images, speed, acceleration, position and rotation angle, are inherently analog in nature, consisting of continuously varying information. This information can be detected and measured using analog sensors, which represent real-world phenomena by generating continuously varying voltages and currents. The signals from these sensors are initially processed using analog methods, such as amplification, filtering and shaping. They are then usually converted to digital form for input to a microprocessor, which is used to manipulate, store or display the information. In many cases the signals are further processed after conversion to digital form using a technology called "digital signal processing," or DSP. In addition, digital signals are frequently converted to analog form to provide signals for analog display, sound, or control functions. These manipulations and transformations are known collectively as "real-world signal processing."

Significant advances in semiconductor technology over the past 10 to 15 years have led to substantial increases in the performance and functionality of ICs used in signal processing applications. These advances include the ability to create VLSI (Very Large Scale Integration) mixed-signal ICs that contain both high-performance analog circuitry and large amounts of high-density digital circuitry. The analog circuitry portion of the IC is used for manipulating real-world signals while still in analog form and for converting analog signals into digital form (or vice versa), and the digital portion is used for further processing analog signals subsequent to their conversion to digital form. The ICs resulting from these advances are used as components in equipment and systems to achieve higher performance and more efficient signal processing.

COMPANY OVERVIEW

Analog believes it is one of the world's largest suppliers of SLIC products. The Company's SLIC products are primarily high-performance, single-function devices. The majority of the Company's SLIC revenues are attributable to data converters (analog-to-digital and digital-to-analog) and amplifiers. SLICs are sold to a very large customer base for a wide variety of applications, including applications in the medical, engineering and scientific instruments market, factory automation market and military/aerospace market.

Building upon its expertise in linear IC technology, the Company has developed VLSI system-level mixed-signal ICs tailored to specific high-volume applications in target markets. These products typically provide a high level of functionality (i.e., many functions on one chip) to satisfy OEMs' requirements for integrated solutions at a low cost per function. The Company also has extended its expertise in analog signal processing and data conversion to develop DSP ICs. The Company's system-level ICs address the emerging demand for high levels of performance in many communications, computer and other high-volume applications.

PRINCIPAL PRODUCTS

The Company operates predominantly in one industry segment: the design, manufacture and marketing of a broad line of high-performance linear, mixed-signal and digital integrated circuits that address a wide range of real-world signal processing applications. Analog's products can be divided into three classifications: Standard Linear ICs (SLICs), system-level ICs (which includes all products previously classified as SPLICs, DSP ICs, and hard disk drive ICs) and assembled products.

A substantial portion of the Company's products are proprietary, while equivalents to most of its other products are available from a limited number of other suppliers. Many of the Company's products tend to be less price sensitive than other types of ICs, such as DRAM (Dynamic Random Access Memory) ICs, primarily because there are fewer suppliers and because OEMs, in many cases, after qualifying one manufacturer's high-performance linear or mixed-signal IC for a specific application, are reluctant to switch manufacturers due to the risk of degradation in the performance of their product and/or the effort required to qualify additional suppliers.

The following table sets forth the approximate percentage of revenue attributable to each of the Company's three product groups for the past three fiscal years:

       PRODUCTS                             1996       1995       1994
       ---------------------------------------------------------------
       SLICs                                 57%        64%        60%
       System-level ICs (including DSPs)     38         28         29
       Assembled Products                     5          8         11

SLICS

SLIC products have been the foundation of the Company's business for more than 20 years, and Analog believes it is one of the world's largest SLIC suppliers. The Company's SLICs are primarily high-performance, single-function devices. The majority of the Company's SLIC revenues are attributable to data converters (analog-to-digital and digital-to-analog) and amplifiers. Other SLIC products offered by the Company include analog signal-processing devices (such as analog multipliers), voltage references and comparators. Over the past few years the Company has been expanding its SLIC product offerings into product areas where it has traditionally had limited focus, principally interface circuits and power management ICs. It is also expanding its SLIC product line to include a much larger number of products designed to operate from single-supply 3 or 5 volt power sources to better meet the needs of customers designing portable, battery-operated equipment.

Analog's SLIC products tend to be general purpose in nature, which allows customers to incorporate them in a wide variety of equipment and systems. Analog's product portfolio includes several hundred SLICs, any one of which can have as many as several hundred customers. SLICs typically have long product life cycles. The Company's SLIC customers include both OEMs and customers who build equipment for their own use. Historically, most SLICs have been purchased by OEMs which serve the instrumentation, factory automation and military/aerospace markets, but they are now also being used for applications in commercial and consumer communications equipment, personal computers (PCs) and peripheral equipment used with PCs and computers.

By using standard, high-performance, readily available, off-the-shelf components in their designs, Analog's customers can reduce the time required to develop and bring new products to market. Given the high cost of developing customized ICs, SLICs usually provide the most cost-effective solutions for low to medium volume applications. In addition, combinations of SLICs connected together on a printed circuit board can provide functionality not currently achievable using a single IC.

SYSTEM-LEVEL ICS

Analog's system-level ICs include general-purpose DSP ICs and multi-function devices that feature high levels of functional integration on a single chip.

The Company's general-purpose DSP ICs are designed to efficiently execute specialized programs (algorithms) associated with processing digitized real-time, real-world data. General-purpose DSP IC customers typically write their own algorithms using software tools provided by the Company and software tools obtained from third-party suppliers. All of these devices share a common architecture and code compatibility, which allows system designers to address cost, performance and time-to-market constraints. Analog supports these products with specialized applications and easy-to-use, low-cost design tools, which reduce product development cost and time to market.

Most of Analog's system-level ICs other than its general-purpose DSP ICs are mixed-signal devices (some of which include a DSP core). The balance are linear-only devices. These devices are nearly always designed to meet the requirements of a specific application, and the design process often includes significant input from one or more potential key customers. Market demand for these types of devices is driven by the benefits that result from combining a number of functions on a single circuit, as opposed to a combination of SLICs and other ICs. These benefits include higher performance, lower cost per function, smaller size, lower weight, fewer parts and decreased power consumption. These products allow Analog's customers to design smaller, lighter, higher performance, more power-efficient and lower cost end products. The Company believes that these benefits are important to the Company's OEM customers as they increase their focus on high-performance, small, lightweight products, many of which are battery powered.

ASSEMBLED PRODUCTS

The Company's assembled products include multi-chip modules ("MCMs"), hybrids and printed-board modules. A MCM is a device made up of several IC chips assembled in an automated fashion in a multilayer package that provides high interconnect density at low cost. A hybrid consists of several chips and discrete components mounted and wired together on a substrate, which is then enclosed in a package. A printed-board module consists of surface-mount components assembled on a small printed board that is then encapsulated in a small plastic case.

Revenues from this product group have been declining for several years, primarily because hybrids have been replaced in many new designs with smaller, lower-cost monolithic ICs that offer higher levels of performance and integration at lower cost.

MARKETS AND APPLICATIONS

The Company's products are sold primarily to OEMs for incorporation into equipment, instruments and systems sold to end users for a wide variety of applications, including communications equipment; computers and computer peripherals; engineering, medical and scientific instruments; factory automation equipment; military/aerospace equipment; high-end consumer electronics products; and automotive products. The Company's growth has been aided both by the expansion of these markets and the increasing use of computer technology in the equipment and systems sold in these markets.

For fiscal 1996, Analog's 20 largest customers accounted for approximately 28% of the Company's net sales. The largest single customer represented less than 5% of net sales. Sales of the Company's products are not highly seasonal.

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

COMPUTERS AND COMPUTER PERIPHERALS -- includes high-performance personal computers, workstations and peripheral devices such as hard disk drives and scanners. The Company currently supplies a variety of ICs used in this market for functions such as graphic displays; interfaces between PCs and peripherals such as modems and printers; power and battery management; and enhanced sound input and output capability for business and entertainment applications.

INSTRUMENTATION -- includes engineering, medical and scientific instruments. These products are usually designed using the highest performance SLICs available, where production volumes generally do not warrant custom or application-specific ICs.

FACTORY AUTOMATION -- includes data acquisition systems, automatic process control systems, robotics, environmental control systems and automatic test equipment ("ATE"). These products generally require ICs that offer performance greater than that available from commodity-level ICs, but generally do not have production volumes that warrant custom or application-specific ICs. Combinations of SLICs are therefore usually employed to achieve the necessary functionality, except in ATE applications where the high level of electronic circuitry required per tester has created opportunities for the design of system-level ICs for this application.

MILITARY/AEROSPACE -- includes military, commercial avionics and space markets, all of which require high-performance ICs that meet rigorous environmental and reliability specifications. Nearly all of the Company's SLICs can be supplied in versions that meet appropriate military standards. In addition, many products can be supplied to meet the standards required for broadcast satellites and other commercial space applications. Most of the Company's products sold into this market are derived from standard commercial grade ICs, although the Company sometimes develops products expressly for military/aerospace applications.

CONSUMER ELECTRONICS -- The emergence of high-performance consumer products, such as compact disc players, digital VCRs, digital audio tape equipment and digital camcorders, has led to the need for high-performance system-level ICs with a high level of functionality. Although the Company's revenues from this market have not been significant, the Company expects to supply ICs for sophisticated products used by consumers for computing, communications and entertainment applications, and believes that many of these applications will involve digital signal processing.

AUTOMOTIVE -- Although the automotive market has historically been served with low-cost, low-performance ICs, demand has emerged for higher performance devices for a wide range of applications. In response, Analog is developing products specifically for the automotive market. The Company is supplying a micromachined IC used as a crash sensor in airbag systems, which serves as an alternative to an electromechanical sensor. The Company anticipates that other micromachined devices derived from this product may be suitable for other automotive applications, such as anti-lock brakes and "smart" suspension systems.

RESEARCH AND DEVELOPMENT

The markets served by Analog are characterized by rapid technological changes and advances. Accordingly, the Company makes substantial investments in the design and development of new products and processes, and for significant improvement of existing products and processes. Analog spent $177.8 million during fiscal 1996 for the design, development and improvement of new and existing products and processes, compared to $134.3 million during fiscal 1995 and $106.9 million during fiscal 1994.

In fiscal 1996, approximately half of the Company's R&D expenditures were devoted to the design and development of system-level ICs, including DSP ICs, and the development and improvement of processes used for these products. In support of its research and development activities, the Company employs several hundred engineers involved in product and process development at several design centers and manufacturing sites located throughout the world.

As of November 2, 1996, the Company owned 387 U.S. patents and had 220 patent applications on file with the United States patent office. The Company believes that while its patents may provide some advantage, its competitive position is largely determined by such factors as the knowledge, ability and experience of the Company's personnel, new product development, market recognition and ongoing marketing efforts, customer service and technical support.

SALES CHANNELS

Analog sells its products in both North America and internationally through a direct sales force, third-party distributors and independent sales representatives. Approximately 42% of fiscal 1996 revenue was derived from customers in North America. As of December 1, 1996, the Company had 13 sales offices in the United States, and its third-party distribution channel consisted of eight national and regional third-party distributors and several independent sales representatives with numerous locations throughout the U.S. and Canada.

Approximately 31% of the Company's fiscal 1996 revenue was derived from sales to customers in Europe; 14% to customers in Japan; and 13% to customers in other international markets. As of December 1, 1996, the Company had direct sales offices in Australia, Austria, Denmark, France, Germany, Hong Kong, India, Israel, Italy, Japan, Korea, The Netherlands, Singapore, Sweden, Taiwan and the United Kingdom. The Company also had sales representatives and/or distributors in approximately 36 countries outside North America, including countries where the Company also has direct sales offices.

Approximately 41% of Analog's fiscal 1996 revenue was derived from sales made through distributors. The Company's distributors typically maintain an inventory of Analog products. Some of these distributors also sell products competitive with the Company's products, including those for which the Company is an alternate source. Sales to certain distributors are made under agreements which provide protection to the distributors for their inventory of Company products against price reductions and products that are slow-moving or have been discontinued by the Company. These agreements generally contain a provision for the return of the products to the Company in the event the relationship with the distributor is terminated.

Sales to North American distributors are not recognized until the products are resold by distributors to their customers. Sales made to distributors outside North America are recognized upon shipment to the distributor, but the Company provides specific reserves for possible returns and allowances.

The Company's worldwide sales efforts are supported by an extensive promotional program that includes editorial coverage and paid advertising in trade publications; direct mail programs; promotional brochures; technical seminars; and participation in trade shows. The Company publishes and distributes full-length databooks, short-form catalogs, applications guides, technical handbooks and detailed data sheets for individual products. The Company also provides products and application information via CD ROMs and its worldwide web site on the Internet. The Company also maintains a staff of application engineers who aid customers in incorporating Analog's products into their products during their product development cycles.

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

In addition to using industry-standard bipolar and CMOS wafer fabrication processes, Analog employs a wide variety of Company-developed proprietary processes specifically tailored for use in fabricating high-performance linear and mixed-signal SLICs and system-level ICs.

Analog's IC products are fabricated both at the Company's production facilities and by third-party wafer fabricators. Assuming that the Company can continue to maintain favorable relationships with its third-party wafer fabricators, it intends to continue using such suppliers for meeting most of its needs for wafers that can be fabricated using industry-standard digital processes. The Company intends to rely primarily on its own facilities for fabricating wafers that require linear and mixed-signal processes. The Company operates wafer fabrication facilities in Wilmington, Massachusetts; Santa Clara, California; and Limerick, Ireland for production of linear and mixed-signal devices. The Company also operates assembly and test facilities located in the United States, Ireland, the Philippines and Taiwan. The Company uses two principal foundries, Taiwan Semiconductor Manufacturing Company ("TSMC") and Chartered Semiconductor Manufacturing Pte., Ltd. ("CSM") for the production of digital and VLSI mixed-signal devices. To provide access to advanced process technology at competitive costs, the Company has entered into a joint venture agreement (WaferTech, LLC) with TSMC, Altera, Integrated Silicon Solutions and several individual investors to build an eight-inch wafer fabrication facility in Camas, Washington. Analog is an 18% equity partner in the joint venture which is expected to become operational late in 1998.

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

To respond to production capacity shortages which existed during 1995, the Company significantly expanded its manufacturing capacity during 1996. Major wafer fabrication expansions have been undertaken in Wilmington, Massachusetts; Cambridge, Massachusetts; Sunnyvale, California and Limerick, Ireland.

In addition, the Company is completing construction of an additional manufacturing facility in Cavite, Philippines which will significantly increase assembly and test capacity. Most of these initiatives are either in production or nearing completion and are expected to satisfy the anticipated customer demand.

BACKLOG

Backlog at the end of fiscal year 1996 was approximately $290.7 million; it was approximately $286.8 million at the end of the fiscal year 1995. The quantities of the Company's products to be delivered and their delivery schedules are frequently revised by customers to reflect changes in their needs. As is customary in the semiconductor industry, the Company allows such orders to be canceled or deliveries delayed by the customer without significant penalty. Accordingly, the Company believes that its backlog at any time should not be used as a measure of future revenues.

GOVERNMENT CONTRACTS

The Company estimates that approximately 12% of its fiscal 1996 total worldwide revenue was attributable to sales to the U.S. government and government contractors and subcontractors. Analog's government contract-related business is predominantly in the form of negotiated, firm fixed-priced subcontracts. All such contracts and subcontracts contain standard provisions related to termination at the election of the United States government.

COMPETITION

Analog competes with a large number of semiconductor companies in markets that are highly competitive. The Company believes it is one of the largest suppliers of high-performance linear and mixed-signal signal-processing components. These types of products fall into both the SLIC and system-level IC product categories. Competitors for the Company's linear and mixed-signal products include Burr-Brown Corp., Cirrus Logic Inc., Exar Corp., Harris Corp., Linear Technology Corp., Maxim Integrated Products, Inc., National Semiconductor Corp., Rockwell International Corp., Sierra Semiconductor Corp., Siliconix Inc.,
Texas Instruments, Inc. and others.

Sales of DSP ICs represent a growing percentage of the Company's total sales. Analog's competitors in the DSP IC market include Lucent Technologies (formerly part of AT&T), Integrated Device Technology, Inc., Motorola Semiconductor Products and Texas Instruments, Inc.

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

EMPLOYEES

As of November 2, 1996, the Company employed approximately 6,900 persons. The Company's future success depends in large part on the continued service of its key technical and senior management personnel, and on its ability to continue to attract, retain and motivate qualified employees, particularly those highly skilled design, process and test engineers involved in the manufacture of existing products and the development of new products and processes. The competition for such personnel is intense, and the loss of key employees could have a material adverse effect on the Company. The Company believes that relations with its employees are good.

INTERNATIONAL OPERATIONS

Analog has direct sales offices in 16 countries outside the United States. For fiscal 1996, Analog's international sales accounted for approximately 58% of total sales, the majority of which were made through its direct international sales offices while the balance, approximately 37% of the total, were made through distributors. In addition, the Company has manufacturing facilities in Ireland, the Philippines and Taiwan. The Company also has arrangements with subcontractors, principally in the Far East, for wafer fabrication and the assembly and testing of certain products.

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

    PLANT LOCATION
    --------------
       OWNED:                                        USE                                                 FLOOR SPACE
       ------                                        ---                                                 -----------
Wilmington,                Wafer fabrication, components assembly and testing, engineering             245,200 sq. ft.
Massachusetts              and administrative offices

Wilmington,                Engineering, marketing and administrative offices                           108,000 sq. ft.
Massachusetts

Wilmington,                Components engineering, marketing and administrative offices                 67,200 sq. ft.
Massachusetts

Westwood,                  Components and subsystems assembly and testing, engineering                 100,400 sq. ft.
Massachusetts              and administrative offices

Limerick,                  Wafer fabrication, components assembly and testing, engineering             286,200 sq. ft.
Ireland                    and administrative offices

Greensboro,                Components and board assembly and testing, engineering and                  100,000 sq. ft.
North Carolina             administrative offices

Cavite, Philippines        Components assembly and testing, engineering and administrative             125,000 sq. ft.
                           offices

Manila, Philippines        Components assembly and testing, engineering and administrative              85,000 sq. ft.
                           offices

     PRINCIPAL                                                                                   LEASE
     ---------                                                                                   -----
     PROPERTIES                         USE                                   FLOOR SPACE     EXPIRATION      RENEWALS
     ----------                         ---                                   -----------     ----------      --------
       LEASED                                                                               (FISCAL YEAR)
       ------
Norwood,              Corporate headquarters, engineering, components        135,000 sq. ft.      2007        3, five-yr.
Massachusetts         testing, sales and marketing offices                                                    periods

Cambridge,            Wafer fabrication, engineering and administrative       68,000 sq. ft.      2001        2, five-yr.
Massachusetts         offices                                                                                 periods

Santa Clara,          Wafer fabrication, components assembly and              72,800 sq. ft.      2002        3, five-yr.
California            testing, engineering and administrative offices                                         periods

Santa Clara,          Administrative offices and engineering                  43,500 sq. ft.      2002        3, five-yr.
California                                                                                                    periods

Sunnyvale,            Wafer fabrication                                       40,000 sq. ft.      2000        3, five-yr.
California                                                                                                    periods

Taipei,               Components testing, engineering and                     47,700 sq. ft.      1997        3 to 5 yr.
Taiwan                administrative offices                                                                  option to extend

In addition to the principal leased properties listed in the previous table, the Company also leases sales offices and other premises at 28 locations in the United States and 28 locations overseas under operating lease agreements. These leases expire at various dates through the year 2010. The Company anticipates no difficulty in retaining occupancy of any of its manufacturing, office or sales facilities through lease renewals prior to expiration or through month-to-month occupancy, or in replacing them with equivalent facilities. See Note 7 - "Lease Commitments" in the Notes to Consolidated Financial Statements for information concerning the Company's obligations under all operating and capital leases.


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

On April 25, 1995, the Company filed with the ITC a motion to terminate the ITC enforcement proceeding on the grounds that further action by the ITC was unnecessary in light of the Company's settlement with TI. On May 8, 1995, an Administrative Law Judge issued a recommended determination to the ITC to grant the Company's motion to terminate the ITC proceeding. The investigative office of the ITC opposed the motion, claiming that, notwithstanding the Company's settlement with TI, the Company's alleged violation of the ITC's cease and desist order warranted the imposition of substantial penalties. On September 11, 1996, the ITC adopted the determination of the Administrative Law Judge to terminate the enforcement proceeding and referred to the Department of Justice certain allegations that the Company made false representations in reports filed with the ITC. The Company advised the Department of Justice that it has consistently and vigorously denied such allegations during the entire course of the proceedings before the ITC and the Department of Justice informed the Company that its statement would be considered in connection with any action it may take on the matter. The Company is aware of no further activity by the Department of Justice, and is unable to determine whether further activity will occur regarding the foregoing matter.

In addition, from time to time as a normal incidence of the nature of the Company's business, various claims, charges and litigation are asserted or commenced against the Company arising from or related to contractual matters, patents, trademarks, personal injury, environmental matters and product liability. Such litigation includes patent infringement actions brought against the Company by Sextant Avionique, S.A. in France and the United States and Commissariat A. L'energie Atomique C.E.A. in France, claiming that the Company's accelerometer infringes certain patents. While there can be no assurance that the Company will prevail in any of these matters, the Company does not believe that these matters will have a material adverse effect on the Company's consolidated financial position or consolidated results of operations. However, an unfavorable outcome could have an adverse effect on the Company's consolidated results of operations in the quarter in which these matters are resolved.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the last quarter of the fiscal year ended November 2, 1996.

                        EXECUTIVE OFFICERS OF THE COMPANY


The following table sets forth (i) the name and age of each present executive officer of the Company; (ii) the position(s) presently held by each person named; and (iii) the principal occupations held by each person named for at least the past five years.

    EXECUTIVE OFFICER     AGE                POSITION                             BUSINESS EXPERIENCE
    -----------------     ---                --------                             -------------------
Ray Stata..................62       Chairman of the Board              Chairman of the Board since 1973; Chief
                                                                       Executive Officer from 1973 to November
                                                                       1996; President from 1971 to November
                                                                       1991.

Jerald G. Fishman..........51       President, Chief Executive         Chief Executive Officer since November
                                    Officer and Director               1996; President and Director since
                                                                       November 1991; Executive Vice President
                                                                       from 1988 to November 1991; Group Vice
                                                                       President Components from 1982 to 1988.

Ross Brown.................52       Vice President, Human Resources    Vice President, Human Resources since May
                                                                       1993; U.S. Personnel Manager for Digital
                                                                       Equipment Corp. from 1990 to 1993; Senior
                                                                       Group Personnel Manager at Digital from 1986
                                                                       to 1990.

David D. French............40       Vice President and General         Vice President and General Manager, Computer
                                    Manager, Computer Products         Products Division since May 1994; Vice
                                    Division                           President and General Manager of Systems IC
                                                                       Products Division from November 1991 to May
                                                                       1994; Division General Manager from February
                                                                       1988 to November 1991.

Russell K. Johnsen.........42       Vice President and General         Vice President and General Manager,
                                    Manager, Communications Division   Communications Division since May 1994; Vice
                                                                       President and General Manager Analog Devices
                                                                       Semiconductor Division from November 1993 to
                                                                       May 1994; General Manager of the Wide Area
                                                                       Networks Division of National Semiconductor
                                                                       Corp. from 1992 to 1993.

Robert R. Marshall.........42       Vice President, Worldwide          Vice President, Worldwide Manufacturing since
                                    Manufacturing                      February 1994; Vice President, Manufacturing,
                                                                       Limerick Site, Analog Devices, B.V. -
                                                                       Limerick, Ireland from November 1991 to
                                                                       February 1994; Plant Manager, Analog Devices,
                                                                       B.V. - Limerick, Ireland from January 1991 to
                                                                       November 1991.

    EXECUTIVE OFFICER     AGE                POSITION                             BUSINESS EXPERIENCE
    -----------------     ---                --------                             -------------------
William A. Martin..........37       Treasurer                          Treasurer since March 1993; Assistant
 .                                                                      Treasurer from October 1991 to March 1993;
                                                                       Manager of Treasury Finance from March 1987
                                                                       to October 1991; Manager of International
                                                                       Treasury from October 1985 to March 1987.

Robert McAdam..............46       Vice President and General         Vice President and General Manager, Standard
                                    Manager, Standard Linear           Linear Products Division since February 1994;
                                    Products Division                  Vice President and General Manager, Analog
                                                                       Devices, B.V. - Limerick, Ireland from
                                                                       January 1991 to February 1994; Product Line
                                                                       Manager, Analog Devices, B.V. - Limerick,
                                                                       Ireland from October 1988 to January 1991.

Brian P. McAloon...........46       Vice President, Sales              Vice President, Sales since May 1992; Vice
                                                                       President, Sales and Marketing - Europe and
                                                                       Southeast Asia from 1990 to 1992; General
                                                                       Manager, Analog Devices, B.V. - Limerick,
                                                                       Ireland from 1987 to 1990.

Joseph E. McDonough........49       Vice President, Finance and        Vice President, Finance and Chief Financial
                                    Chief Financial Officer            Officer since November 1991; Vice President
                                                                       since 1988 and Treasurer from 1985 to March
                                                                       1993; Director of Taxes from 1983 to 1985.

H. Goodloe Suttler.........45       Vice President, Marketing,         Vice President, Marketing Quality and
                                    Quality and Planning               Planning since October 1993; Vice President
                                                                       and General Manager, Analog Devices
                                                                       Semiconductor Division from November 1991 to
                                                                       October 1993; General Manager of Analog
                                                                       Devices Semiconductor Division from August
                                                                       1988 to November 1991.

Franklin Weigold...........57       Vice President and General         Vice President and General Manager,
                                    Manager, Transportation and        Transportation and Industrial Products
                                    Industrial Products Division       Division since March 1992; President and
                                                                       Chief Operating Officer of Unitrode from June
                                                                       1990 to March 1992.

There is no family relationship among the named officers.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is listed on the New York Stock Exchange under the symbol ADI. The table below sets forth the high and low prices of the Common Stock during the two most recent fiscal years.

                               1996                          1995
                      -----------------------      ------------------------
     PERIOD             HIGH            LOW         HIGH              LOW
     ------             ----            ---         ----              ---
First Quarter         $  19.38        $ 13.13      $ 12.25         $  10.25
Second Quarter        $  22.63        $ 16.13      $ 14.13         $  10.00
Third Quarter         $  22.38        $ 12.75      $ 19.00         $  12.88
Fourth Quarter        $  22.25        $ 14.63      $ 19.75         $  14.88

On December 3, 1996, the Company's Board of Directors authorized a four-for-three stock split effected in the form of a 33 1/3% stock dividend distributed on January 6, 1997 to stockholders of record December 16, 1996. All stock prices in the table above have been restated to reflect the split.

The Company's $60,000,000 credit agreement restricts the aggregate of all cash dividend payments declared or made subsequent to November 2, 1996 to an amount not exceeding $150,000,000 plus 50% of the consolidated net income of the Company for the period from November 3, 1996 through the end of the Company's then most recent fiscal quarter. At November 2, 1996 this amount was equal to $150,000,000. Although prior credit agreements may not have restricted the payment of dividends, the Company has never paid any cash dividends on its Common Stock.

The approximate number of holders of record of the Company's Common Stock at December 31, 1996 was 4,956. This number does not include shareholders for whom shares are held in a "nominee" or "street" name.


ITEM 6.    SELECTED FINANCIAL DATA

(thousands except per share amounts)     1996             1995              1994             1993               1992
----------------------------------------------------------------------------------------------------------------------
Statement of Operations data:
    Net sales..................     $  1,193,786      $   941,546         $773,474         $666,319           $567,315
    Net income.................          171,901          119,270           74,496           44,457             14,935
    Net income per
      share (1)................             1.03              .75              .48              .29                .10

Balance Sheet data:
    Total assets...............     $  1,515,685      $ 1,001,648         $815,871         $678,492           $561,867
    Long-term debt and non-
      current obligations under
      capital leases...........          353,666           80,000           80,061          100,297             70,632
----------------------------------------------------------------------------------------------------------------------

(1) All references to per share amounts have been restated to reflect the four-for-three stock split effected in the form of a 33 1/3% stock dividend distributed on January 6, 1997 to stockholders of record December 16, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FISCAL 1996 COMPARED TO FISCAL 1995

The Company reported net sales of $1,194 million in fiscal 1996, up $252 million or 27% from net sales of $942 million in fiscal 1995. Fiscal year 1996 sales growth was attributable to significant increases in sales volumes of both the Company's standard linear IC and system-level IC products as worldwide demand for precision integrated circuit products continued to increase in the first half of fiscal 1996. During the third and fourth quarters a broad-based inventory correction by end users, customers and distributors in response to the shorter lead times available for many products from the Company and other suppliers caused sales levels to be flat with the second quarter.

Demand for the Company's ICs was strong both in its core industrial and instrumentation markets and in high-growth applications in the communications, computer and portable wireless equipment markets. Total IC sales, representing both standard linear and system-level ICs, constituted approximately 95% of total sales in fiscal 1996, continuing the long-term trend of IC sales being a major portion of the Company's revenues.

Sales of the Company's standard linear IC products, which continues to make up the largest and most profitable part of the Company's business, increased 12% in fiscal 1996 to $678 million. Standard linear IC sales, however, declined as a percentage of total sales, accounting for 57% of total sales in fiscal 1996 compared to 64% in fiscal 1995, reflecting the significant revenue growth experienced in the system-level IC business. The growth in sales of standard linear ICs continues to be driven by the greater use of standard linear IC products in new high-volume applications in wireless and broadband communications, computer and consumer markets including digital cellular handsets and base stations, video applications and imaging applications. In fiscal 1996, the distributor channel continued to be a significant growth channel for the Company's standard linear IC product line.

Sales of system-level ICs increased in fiscal 1996 to $453 million, as the Company achieved substantial gains in its general-purpose digital signal processing products and mixed-signal ICs for application-specific system-on-a-chip solutions. The largest end user market growth for the Company's system-level IC products was experienced in wireless communications applications, including digital mobile phones and base stations. As a percentage of total sales, system-level IC products, increased to 38% of total sales compared to 28% in fiscal 1995.

Sales of the Company's assembled products decreased approximately $12 million or 17% from fiscal 1995 to fiscal 1996 and as a percentage of total sales decreased from 8% to 5% over this same period. The Company believes this sales decrease reflects the decline in the market opportunities for this product line.

In fiscal 1996, sales to North American customers followed the trend of the prior year and increased $90 million or 22% over fiscal 1995 to $503 million. Sales to customers outside North America, primarily Europe and Southeast Asia, increased $162 million or 31% to $691 million. Sales to European customers increased $100 million or 38% to $364 million, with much of this growth resulting from the Company's increased penetration of applications in the communications market, particularly in handsets and base stations used in the GSM (Global System for Mobile Communications) digital cellular telephone system now widely deployed in Western Europe. Sales in Japan increased slightly by 1% to $167 million largely as a result of a reduction in sales of standard linear IC products for factory automation and other industrial market applications and the weaker Japanese industrial economy. A strengthening average U.S. dollar exchange rate also contributed to the lack of growth in Japanese sales. Sales to customers in Southeast Asia increased 60% or $60 million to $160 million compared to fiscal 1995 due to increased demand for products in the hard disk drive, communications and computer products segments. As a percentage of total sales, North American and international sales accounted for 42% and 58%, respectively, compared to 44% and 56% in fiscal 1995.

In fiscal 1995 the distributor channel was a major contributor to sales growth in North America as well as in Europe and Japan, especially for standard linear IC and DSP products. Worldwide sales through distribution increased approximately 23% from fiscal 1995 to fiscal 1996 and represented 41% of the Company's total sales. Worldwide OEM sales increased by approximately 30% and represented 59% of the Company's sales.

During fiscal 1996 the Company continued the multi-faceted manufacturing capacity expansion program started in 1995 to substantially increase the number of fabricated wafers available to it in fiscal 1996 and beyond. See "Liquidity and Capital Resources" below for a discussion of the Company's actions to address its capacity issues.

Gross margin was 50.3% of sales in fiscal 1996 compared to 50.7% of sales in fiscal 1995. The reduction in gross margin was principally due to a lower proportion of standard linear IC products in the mix of products sold, which generally have higher gross margins than the Company's system-level IC products. The reduction in gross margin in fiscal 1996 was also attributable to the increase in capacity combined with the leveling off of sales in the latter half of the year.

Research and development expenses increased approximately 32% in fiscal 1996 to $178 million or 14.9% of sales. This increase was mainly due to the continued development of innovative SLIC products and processes and higher spending in the development of new products and technologies targeted for the communications, computer and automotive markets, including initiatives in general-purpose digital signal processing such as the Company's SHARC product family, system-level ICs for computer audio and wireless communications applications, RF signal processing, surface micromachining technology, accelerometer products. The increase in R&D expenditures in fiscal 1996 was also attributable to increased staffing of design engineering personnel and the start up of new design centers. The Company believes that technical leadership in the semiconductor industry is critical to its future success and is committed to maintaining a high level of research and development effort.

Selling, marketing, general and administrative (SMG&A) expense growth in fiscal 1996 was held to 5.9%, as SMG&A increased from $185 million in fiscal 1995 to $196 million in fiscal 1996. SMG&A expenses continued to decline as a percentage of sales to 16.4% in fiscal 1996 compared to 19.6% in fiscal 1995 and 22.0% in fiscal 1994, consistent with the Company's goal of constraining SMG&A spending growth to a rate significantly below sales growth. The increase in SMG&A expenses in absolute dollars was primarily related to higher incentive expenses associated with improved revenue and profitability levels, and greater product advertising and related promotional costs and commissions in support of the Company's product lines and customer base.

Operating income grew 44% to 19% of sales compared to 17% of sales in fiscal 1995. This performance gain reflected the combination of accelerated demand for the Company's products and continuing commitment to growing expenses more slowly than sales.

Nonoperating income of $1.7 million in fiscal 1995 improved to $3.6 million in fiscal 1996. Interest expense in fiscal 1996 increased from fiscal 1995 as a result of the issuance of $230,000,000 of 3-1/2% Convertible Subordinated Notes in December 1995 but this increase was more than offset by increased investment income as a result of the positive spread between the coupon rate and the investment rates achieved on available cash balances through fiscal 1996.

The effective income tax rate increased to 25.5% in fiscal 1996 from 25.2% in fiscal 1995 due to earnings growth in higher tax rate jurisdictions including the U.S. The Company maintained a valuation allowance for deferred tax assets of $7.4 million at November 2, 1996 based on management's assessment that realization of such deferred tax assets was not assured for book and tax capital losses. The valuation allowance balance was $10.0 million at October 28, 1995. The net change in the valuation allowance for the fiscal year ended November 2, 1996 was a decrease of $2.6 million as a result of the utilization of book basis foreign tax credits and the use of capital tax loss carryforwards.

The growth in sales, improved operating performance and lower nonoperating expenses yielded a 44.1% increase in net income to $171.9 million or 14.4% of sales compared to $119.3 million or 12.7% of sales. Earnings per share in fiscal 1996 grew 37% to $1.03 from $0.75 in fiscal 1995.

The Company has not yet adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" which will require adoption in fiscal 1997. The Company does not believe the adoption of these statements will have a material impact on its consolidated financial statements.

The impact of inflation on the Company's business during the past three years has not been significant.

FISCAL 1995 COMPARED TO FISCAL 1994

Net sales of $942 million for fiscal 1995 increased 22% from net sales of $773 million for fiscal 1994. The sales increase was due to higher sales volumes of standard linear IC and system-level IC products which comprise approximately 92% of total sales for fiscal 1995.

Standard linear IC sales rose $137 million or 30% to $605 million in fiscal 1995. This increase was primarily due to the combination of increased penetration of the Company's data converter and amplifier products in high-performance instrumentation and factory automation applications and greater use of standard linear IC products in new high-volume applications in the communications, computer and consumer markets including digital cellular handsets and base stations, video and imaging applications.

Sales of system-level IC products grew $70 million or 46% to $262 million in fiscal 1995. This growth was attributable largely to increased demand for applications in personal computers and wireless communications products including digital mobile phones and base stations, and the Company's broader participation in these growing markets.

Sales of assembled products declined approximately 3% from fiscal 1994 to fiscal 1995 and as a percentage of total sales decreased from 11% to 8% over the same period.

Sales to North American customers increased 20% over fiscal 1994 levels to $412 million with much of this increase coming from the distributor channel as sales through North American distributors increased 40% from the prior year. Sales to international customers grew 23% led by sales increases of approximately 24% and 34% in Japan and Europe, respectively. Sales growth in Japan was mainly attributable to increased demand for standard linear IC products, and the weaker U.S. dollar exchange rate also contributed to some of the sales improvement in Japan. The sales increase in Europe represented continued strength in sales of products in the communications markets, particularly in handsets and base stations used in GSM digital cellular telephone systems. Southeast Asia sales of $100 million for fiscal 1995 were flat compared to the prior year due to significant decline in hard disk drive sales. As a percentage of total net sales, North American and international sales remained at 44% and 56%, respectively, which were comparable to fiscal 1994.

Gross margin improved to 50.7% of sales for fiscal 1995 compared to 49.0% for fiscal 1994. This increase was principally due to a higher proportion of standard linear IC products in the mix of products sold which typically generate higher gross margins than the Company's system-level IC products. The fiscal 1995 improvement in gross margin was also attributable to greater capacity utilization, resulting in the absorption of fixed manufacturing costs over increased production levels.

R&D expenses for fiscal 1995 increased 26% from fiscal 1994 as the Company continued to invest in new product development. As a percentage of sales, R&D expenses were 14.3% in fiscal 1995 compared to 13.8% in fiscal 1994.

Selling, marketing, general and administrative (SMG&A) expense growth was held to 8.6% compared to fiscal 1994, increasing at a lower rate than sales. As a result, SMG&A as a percentage of sales decreased to 19.6% for fiscal 1995 from 22% for fiscal 1994. The increase in SMG&A expenses related mostly to increased incentive expenses associated with improved revenue and profitability levels and greater product advertising and related promotional costs in support of the Company's product lines and customers.

In total, operating expenses were reduced to 33.9% of sales, down from 35.8% in fiscal 1994, consistent with the Company's emphasis on maintaining tight control over all costs in order to gain better operating leverage on increases in revenues.

Operating income reached 16.8% of sales for fiscal 1995, an increase of 3.6 percentage points from 13.2% of sales for fiscal 1994. This performance gain reflected the higher sales level, improvement in gross margin as a percentage of sales and slower rate of expense growth versus sales.

Nonoperating expenses decreased $6.6 million in fiscal 1995, benefiting from a reduction in interest expense of $2.9 million and an increase in interest income of $2.9 million for the year. The maturity of a term loan of $20 million in early fiscal 1995 and on average higher cash balances invested at a higher weighted average investment rate were the main causes of the change over fiscal 1994.

The effective income tax rate increased to approximately 25% in fiscal 1995 from approximately 23% in fiscal 1994 due to a shift in the mix of worldwide income. The Company maintained a deferred tax asset valuation allowance of $10 million at both October 28, 1995 and October 29, 1994 based on management's assessment that realization of such deferred tax assets was not assured for book and tax capital losses and book basis foreign tax credits.

The growth in sales, improved operating performance and lower nonoperating expenses resulted in a 60% increase in net income to $119.3 million or 12.7% of sales in fiscal 1995 compared to $74.5 million or 9.6% of sales in fiscal 1994. Earnings per share in fiscal 1995 grew 56% to $0.75 from $0.48 in fiscal 1994.

LIQUIDITY AND CAPITAL RESOURCES

At November 2, 1996, the Company had $300 million of cash, cash equivalents and short-term investments compared to $151 million at October 28, 1995. The Company's operating activities generated net cash of $144 million, or 12% of sales, and $210 million, or 22.3% of sales, in fiscal 1996 and fiscal 1995, respectively. Investing activities used $305 million in fiscal 1996 and $239 million in fiscal 1995 while financing activities generated $301 million in fiscal 1996 and used $11 million in fiscal 1995. Working capital increased to $550 million at the end of fiscal 1996 from $272 million at the end of fiscal 1995. This increase was primarily due to higher cash and cash equivalents and short-term investments and higher receivable and inventory associated with the expanded scale of operations.

The Company's primary source of funds in fiscal year 1995 was net cash generated by operations, but in fiscal year 1996 the primary source of funding was from financing, the major item being the issuance of long-term convertible debt which generated net proceeds of $224 million. There was a $67 million reduction in operating cash flows from $210 million in fiscal 1995 to $144 million fiscal 1996. Net income was higher in fiscal 1996 by $53 million but this increase was offset by increases in receivables and inventory which were only partially offset by increases in depreciation and various liability accounts. The non-cash effect of depreciation and amortization expense was $84 million and $64 million in fiscal 1996 and fiscal 1995, respectively. As a result of internal capacity expansion, depreciation expense is expected to be higher in fiscal 1997 as these additions continue to ramp up.

Accounts receivable of $242 million at the end of fiscal 1996 increased $61 million or 33% from $181 million at the end of fiscal 1995. This increase was caused by an increase in revenue and non-linearity of shipments at the year end. As a percentage of annualized fourth quarter sales, accounts receivable was 19.8% at the end of fiscal 1996 compared to 17.6% at the end of fiscal 1995 and 20.0% at the end of fiscal 1994.

Inventories rose $75 million or 52% over the prior year to $219 million at the end of fiscal 1996. This increase was primarily due to an increase in standard linear inventory levels needed to service increasing sales volumes and to offset unusually low inventory levels at the end of fiscal 1995 caused by the capacity shortages at that time and to improve customer response times. Additional manufacturing capacity during fiscal 1996 also caused inventory levels to increase. Accordingly, year-end inventories as a percentage of annualized fourth quarter sales increased from 14% in fiscal 1995 to 18% in fiscal 1996.

Accounts payable and accrued liabilities remained essentially flat at approximately $174 million at the end of both fiscal 1996 and 1995, as increases caused by increased expense activity related to the higher revenue level were offset by reductions in capital expenditures in the fourth quarter of fiscal 1996 when compared to the year-earlier period.

The Company's principal investment activities during fiscal 1996 were in support of its manufacturing capacity expansion programs and included capital expenditures of $234 million and an investment of $42 million (which was an installment on an 18% share in a wafer fabrication facility on a joint venture basis with Taiwan Semiconductor Manufacturing Company ("TSMC"))and a further investment of approximately $7 million in Chartered Semiconductor Manufacturing, Pte. Ltd. in Singapore.

Capital expenditures in fiscal 1996, of $234 million, were $21 million higher than in fiscal 1995 with a significant portion of these expenditures related to the construction of additional manufacturing capacity including further development of the six-inch wafer fabrication plant at the Company's Limerick manufacturing facility.

Also during fiscal 1996, the Company continued to upgrade its existing Wilmington, Massachusetts wafer fabrication facility from four-inch to six-inch wafer production. This additional capacity became available in the latter half of fiscal 1996, and is used primarily for high-speed linear products. In addition, the Company continued development of the six-inch wafer fabrication module located in Sunnyvale, California. This six-inch facility is being upgraded and modernized and a CBCMOS process is currently being developed. Production was scheduled to start in late 1996 but because of the slowdown in demand, production is temporarily delayed. The Company also signed an agreement to lease a wafer fabrication facility in Cambridge, Massachusetts and is upgrading this facility which will be used for the production of the accelerometer and other micromachined products. The Company also expanded assembly and test facilities in the Philippines during fiscal 1996 by adding a new site which is expected to commence production in early 1997.

In June 1996, the Company entered into a joint venture agreement with TSMC, two other companies and several individual investors for the construction and operation of a semiconductor fabrication facility in Camas, Washington. The Company acquired an 18% equity ownership in the joint venture, known as WaferTech, in return for a $140.4 million investment. The investment is to be made in three installments of which the first and second were made on June 25, 1996 and December 2, 1996 both in the amount of $42.1 million. The remaining installment of $56.2 million is due on November 3, 1997.

In fiscal 1995, the Company made an equity investment of $14 million in Chartered Semiconductor Manufacturing Pte., Ltd. ("CSM") in Singapore and in fiscal 1996 the Company made an additional investment of approximately $7 million, in exchange for less than 5% ownership interest.

In fiscal 1995, the Company entered into a supply agreement with its primary wafer foundry, TSMC. Under this agreement, the Company agreed to make a series of advance payments to TSMC aggregating $22.4 million, payable over a three-year period, in order to secure access to a minimum level of wafer capacity over the period from 1996 to 1999. However, during fiscal 1996 the arrangement was modified whereby the Company would maintain a constant deposit of $6.4 million with TSMC.

In January 1996, the Company entered into an additional agreement with CSM, whereby the Company will provide a total deposit of approximately $20.0 million to be paid in several installments in 1996 and 1997. In fiscal 1996 $8.0 million was provided to CSM under this arrangement and is classified in the balance sheet line item, "Deferred Charges and Other Assets." Under the terms of this agreement, the deposit will guarantee access to certain quantities of sub-micron wafers through fiscal 2000. If the Company does not purchase the minimum quantities under the agreement, the deposit will be forfeited for the value of the wafer shortfall up to the total amount of $20.0 million. At the end of the agreement term, the Company's deposit will be returned, net of any forfeitures.

The Company currently plans to make capital expenditures of approximately $175 million in fiscal 1997, primarily in connection with the continued expansion of its manufacturing capacity.

Financing activities in fiscal 1996 generated cash of $224 million from the issuance of long-term convertible debt, $62 million from equipment financing and $26 million from the issuance of common stock under the employee stock purchase and stock option plans. Cash used in the Company's financing activities in fiscal 1996 was for the repayment of $4 million of variable rate borrowings and $7 million for the repayment of capital lease obligations.

At November 2, 1996, the Company's principal sources of liquidity included $300 million of cash, cash equivalents and short-term investments. Short-term investments at the end of fiscal 1996 consisted of commercial paper, certificates of deposit and Euro time deposits with maturities greater than three months and less than six months at the time of acquisition. The Company also has various lines of credit both in the U.S. and overseas, including a $60 million credit facility in the U.S. which expires in 2000, all of which were substantially unused at the end of fiscal 1996. At the end of fiscal 1996, the Company's debt-to-equity ratio was 42%.

On December 18, 1995, the Company completed a public offering of $230,000,000 of five-year 3-1/2% Convertible Subordinated Notes due December 1, 2000 with semi-annual interest payments on June 1 and December 1 of each year, commencing June 1, 1996. The Notes are convertible, at the option of the holder, into the Company's common stock at any time unless previously redeemed by the Company, at a conversion price of $20.938 per share, subject to adjustment in certain events. The net proceeds of the offering were approximately $224 million after payment of the underwriting discount and expenses of the offering which will be amortized over the term of the Notes.

The Company believes that its existing sources of liquidity and cash expected to be generated from future operations, together with current and anticipated available long-term financing, will be sufficient to fund operations, capital expenditures and research and development efforts for the foreseeable future.

LITIGATION

As set forth in Item 3 - "Business-Legal Proceedings," the Company is no longer engaged in an enforcement proceeding brought by the International Trade Commission ("ITC") related to previously settled patent infringement litigation with Texas Instruments, Inc. However, the ITC has referred certain related matters to the Department of Justice. The Company is unable to determine what, if any, action may be taken by the Department of Justice, but the Company plans to vigorously defend itself in the event that any enforcement action is taken by the Department of Justice on any of the matters referred to it by the ITC.

FACTORS WHICH MAY AFFECT FUTURE RESULTS

The Company's future operating results are difficult to predict and may be affected by a number of factors including the timing of new product announcements or introductions by the Company and its competitors, competitive pricing pressures, fluctuations in manufacturing yields, adequate availability of wafers and manufacturing capacity, changes in product mix and economic conditions in the United States and international markets. In addition, the semiconductor market has historically been cyclical and subject to significant economic downturns at various times. During the past six months demand for the Company's product has leveled off, and the Company has used this opportunity to replenish inventory which had been depleted in the prior year. These higher inventory levels expose the Company to the risk of obsolescence depending on the mix of future business. As a result of these and other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis.

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

During fiscal 1996, the Company increased substantially its manufacturing capacity through both expansion of its production facilities and increased access to third-party foundries; there can be no assurance that the Company will not encounter unanticipated production problems at either its own facilities or at third-party foundries; or that the increased capacity will be sufficient to satisfy demand for its products. The Company relies, and plans to continue to rely, on assembly and test subcontractors and on third-party wafer fabricators to supply most of its wafers that can be manufactured using industry-standard digital processes, and such reliance involves several risks, including reduced control over delivery schedules, manufacturing yields and costs. In addition, the Company's capacity additions will result in a significant increase in operating expenses, and if revenue levels do not increase to offset these additional expense levels, the Company's future operating results could be adversely affected, including the potential adverse impact in operating results for "take or pay" covenants in certain of its supply agreements. With its greater capacity relative to demand, the Company has increased its levels of inventory. The Company's business is subject to rapid technological changes and there can be no assurance that products stocked in inventory will not be rendered obsolete before they are utilized by the Company. The Company also believes that other semiconductor manufacturers are also expanding or planning to expand their production capacity over the next several years, and there can be no assurance that the expansion by the Company and its competitors will not lead to overcapacity in the Company's target markets, which could lead to price erosion that would adversely affect the Company's operating results.

For fiscal 1996, 58% of the Company's revenues were derived from customers in international markets. The Company has manufacturing facilities in Ireland, the Philippines and Taiwan. The Company is therefore subject to the economic and political risks inherent in international operations, including expropriation, air transportation disruptions, currency controls and changes in currency exchange rates, tax and tariff rates and freight rates. Although the Company engages in certain hedging transactions to reduce its exposure to currency exchange rate fluctuations, there can be no assurance that the Company's competitive position will not be adversely affected by changes in the exchange rate of the U.S. dollar against other currencies.

The semiconductor industry is characterized by frequent claims and litigation involving patent and other intellectual property rights. The Company has from time to time received, and may in the future receive, claims from third parties asserting that the Company's products or processes infringe their patents or other intellectual property rights. In the event a third party makes a valid intellectual property claim and a license is not available on commercially reasonable terms, the Company's operating results could be materially and adversely affected. Litigation may be necessary to enforce patents or other intellectual property rights of the Company or to defend the Company against claims of infringement, and such litigation can be costly and divert the attention of key personnel. See Item 3 "Legal Proceedings" for information concerning pending litigation involving the Company. An adverse outcome in such litigation, may, in certain cases, have a material adverse effect on the Company's consolidated financial position or on its consolidated results of operations or cash flows in the period in which the litigation is resolved.

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

                           YEAR ENDED NOVEMBER 2, 1996

                                     ITEM 8

          FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL INFORMATION

                              ANALOG DEVICES, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                   PAGE
                                                                                                   ----
CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL INFORMATION INCLUDED IN ITEM 8:

Report of Ernst & Young LLP, Independent Auditors................................................   22

Consolidated Statements of Income for the years ended November 2, 1996, October 28, 1995
   and October 29, 1994 .........................................................................   23

Consolidated Balance Sheets as of November 2, 1996, October 28, 1995 and October 29, 1994 .......   24

Consolidated Statements of Stockholders' Equity for the years ended November 2, 1996,
   October 28, 1995 and October 29, 1994 ........................................................   25

Consolidated Statements of Cash Flows for the years ended November 2, 1996, October 28, 1995
   and October 29, 1994 .........................................................................   26

Notes to Consolidated Financial Statements.......................................................   27

Supplementary Financial Information
   (Quarterly Financial Information/1996 and 1995 - Unaudited)...................................   43

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Analog Devices, Inc.

We have audited the accompanying consolidated balance sheets of Analog Devices, Inc. as of November 2, 1996, October 28, 1995 and October 29, 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended November 2, 1996. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Analog Devices, Inc. at November 2, 1996, October 28, 1995 and October 29, 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 2, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                          ERNST & YOUNG LLP


Boston, Massachusetts
December 3, 1996

                              ANALOG DEVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME


Years ended November 2, 1996, October 28, 1995 and October 29, 1994
(thousands except per share amounts)                                           1996              1995           1994
-----------------------------------------------------------------------------------------------------------------------
REVENUE         Net sales................................................  $ 1,193,786       $   941,546     $  773,474

COSTS AND       Cost of sales............................................      593,033           464,571        394,448
EXPENSES
                Gross margin.............................................      600,753           476,975        379,026

                Operating expenses:
                  Research and development...............................      177,772          134,265         106,869
                  Selling, marketing, general
                    and administrative...................................      195,842          184,943         170,341
                                                                           -----------       -----------     ----------
                                                                               373,614          319,208         277,210
                                                                           -----------       -----------     ----------

                Operating income.........................................      227,139          157,767         101,816

                Nonoperating (income) expenses:
                  Interest expense.......................................       11,289            4,201           7,149
                  Interest income........................................      (16,535)          (8,103)         (5,165)
                  Other..................................................        1,645            2,234           2,921
                                                                           -----------       -----------     ----------
                                                                                (3,601)          (1,668)          4,905
                                                                           -----------       -----------     ----------

EARNINGS        Income before income taxes...............................      230,740          159,435          96,911

                Provision for income taxes:
                  Payable currently......................................       52,115           52,414          30,720
                  Deferred (prepaid).....................................        6,724          (12,249)         (8,305)
                                                                           -----------       -----------     ----------
                                                                                58,839           40,165          22,415
                                                                           -----------       -----------     ----------

                Net income ..............................................  $   171,901       $  119,270      $   74,496
                                                                           ===========       ==========      ==========
                Shares used to compute earnings per share................      171,289          158,715         154,539
                                                                           ===========       ==========      ==========
                Earnings per share of common stock.......................  $      1.03       $      .75      $      .48
                                                                           ===========       ==========      ==========

See accompanying notes.

                              ANALOG DEVICES, INC.

                           CONSOLIDATED BALANCE SHEETS


November 2, 1996, October 28, 1995 and October 29, 1994
(thousands except share amounts)

ASSETS                                                                              1996           1995          1994
-----------------------------------------------------------------------------------------------------------------------
CURRENT             Cash and cash equivalents...............................    $  210,109     $   69,303    $  109,113
ASSETS              Short-term investments..................................        89,810         81,810        72,652
                    Accounts receivable less allowances of $7,374
                      ($4,439 in 1995 and $6,403 in 1994)...................       241,847        181,327       162,337
                    Inventories.............................................       218,877        143,962       130,726
                    Deferred tax assets.....................................        44,879         39,650        25,587
                    Prepaid expenses and other current assets...............        14,728          9,966         5,042
                                                                                ----------     ----------    ----------
                    Total current assets....................................       820,250        526,018       505,457
                                                                                ----------     ----------    ----------

PROPERTY,           Land and buildings......................................       140,776        139,718       111,857
PLANT AND           Machinery and equipment.................................       800,086        633,124       477,339
EQUIPMENT,          Office equipment........................................        46,307         41,260        36,613
AT COST             Leasehold improvements..................................        80,099         42,165        33,070
                                                                                ----------     ----------    ----------
                                                                                 1,067,268        856,267       658,879
                    Less accumulated depreciation and amortization..........       483,946        424,305       377,064
                                                                                ----------     ----------    ----------
                    Net property, plant and equipment.......................       583,322        431,962       281,815
                                                                                ----------     ----------    ----------

OTHER               Investments.............................................        68,382         13,980             -
ASSETS              Intangible assets, net..................................        16,846         17,230        19,262
                    Deferred charges and other assets.......................        26,885         12,458         9,337
                                                                                ----------     ----------    ----------
                    Total other assets......................................       112,113         43,668        28,599
                                                                                ----------     ----------    ----------
                                                                                $1,515,685    $ 1,001,648    $  815,871
                                                                                ==========    ===========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------
CURRENT             Short-term borrowings and current portion of
LIABILITIES           long-term debt........................................    $      178     $    2,299    $   22,917
                    Obligations under capital leases........................        10,960             60           236
                    Accounts payable........................................        90,177        100,217        74,506
                    Deferred income on shipments to domestic distributors...        38,400         27,588        18,881
                    Income taxes payable....................................        46,459         50,086        29,425
                    Accrued liabilities.....................................        84,062         74,138        60,221
                                                                                ----------     ----------    ----------
                    Total current liabilities...............................       270,236        254,388       206,186
                                                                                ----------     ----------    ----------

NONCURRENT          Long-term debt..........................................       310,000         80,000        80,000
LIABILITIES         Noncurrent obligations under capital leases.............        43,666              -            61
                    Deferred income taxes...................................        16,992          5,039         3,225
                    Other noncurrent liabilities............................        11,956          6,255         4,484
                                                                                ----------     ----------    ----------
                    Total noncurrent liabilities............................       382,614         91,294        87,770
                                                                                ----------     ----------    ----------

                    Commitments and Contingencies

STOCKHOLDERS'       Preferred stock, $1.00 par value, 500,000 shares
EQUITY                authorized, none outstanding..........................             -              -             -
                    Common stock, $.16 2/3 par value, 450,000,000
                      shares authorized, 158,745,219 shares issued
                      (114,583,932 in 1995 and 75,252,112 in 1994)..........        26,458         19,098        12,542
                    Capital in excess of par value, net of deferred compen-
                      sation of $4,679 ($3,181 in 1995 and $4,757 in 1994)         176,357        149,775       141,159
                    Retained earnings.......................................       653,365        481,464       362,194
                    Cumulative translation adjustment.......................         6,655          5,870         6,020
                                                                                ----------     ----------    ----------
                                                                                   862,835        656,207       521,915
                    Less shares in treasury, at cost, none in 1996
                      (51,876 in 1995 and none in 1994).....................             -            241             -
                                                                                ----------     ----------    ----------
                    Total stockholders' equity..............................       862,835        655,966       521,915
                                                                                ----------     ----------    ----------
                                                                                $1,515,685     $1,001,648    $  815,871
                                                                                ==========     ==========    ==========

See accompanying notes.

                              ANALOG DEVICES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years ended November 2, 1996,                                     CAPITAL IN                 CUMULATIVE
October 28, 1995 and October 29, 1994         COMMON STOCK        EXCESS OF     RETAINED     TRANSLATION     TREASURY STOCK
                                              ------------                                                   --------------
(thousands)                                 SHARES     AMOUNT     PAR VALUE     EARNINGS     ADJUSTMENT    SHARES      AMOUNT
====================================================================================================================================
             Balance, October 30,
                    1993                    50,925    $  8,488    $143,502      $287,698       $5,473     (1,727)    $ (13,143)
------------------------------------------------------------------------------------------------------------------------------------
ACTIVITY   Net income - 1994                                                      74,496
IN FISCAL  Issuance of stock under
1994          stock plans and other,
              net of repurchases               470          78       7,276                                   501         3,483
           Compensation recognized
              under Restricted Stock Plan                            1,851
           Tax benefit on exercise of non-
              qualified stock options and
              disqualifying dispositions
              under stock plans                                      2,166
           Three-for-two stock split        23,857       3,976     (13,636)                                1,226         9,660
           Currency translation
              adjustment                                                                          547
------------------------------------------------------------------------------------------------------------------------------------
           Balance, October 29,
              1994                          75,252      12,542     141,159       362,194        6,020         --            --
------------------------------------------------------------------------------------------------------------------------------------
ACTIVITY   Net income - 1995                                                     119,270
IN FISCAL  Issuance of stock under
1995          stock plans and other,
              net of repurchases             1,137         190      10,462                                   (35)         (241)
           Compensation recognized
              under Restricted Stock Plan                            1,672
           Tax benefit on exercise of non-
              qualified stock options and
              disqualifying dispositions
              under stock plans                                      2,848
           Three-for-two stock split        38,195       6,366      (6,366)                                  (17)           --
           Currency translation
              adjustment                                                                         (150)
------------------------------------------------------------------------------------------------------------------------------------
           Balance, October 28,
              1995                         114,584      19,098     149,775       481,464        5,870        (52)         (241)
------------------------------------------------------------------------------------------------------------------------------------
ACTIVITY   Net income - 1996                                                     171,901
IN FISCAL  Issuance of stock under
1996          stock plans and other,
              net of repurchases             2,228         371      15,474                                    52           241
           Exercise of warrants              2,250         375      11,721
           Compensation recognized
              under Restricted Stock Plan                            1,949
           Tax benefit on exercise of non-
              qualified stock options and
              disqualifying dispositions
              under stock plans                                      4,052
           Four-for-three stock split*      39,683       6,614      (6,614)
           Currency translation
              adjustment                                                                          785
------------------------------------------------------------------------------------------------------------------------------------
           Balance at November 2,
              1996                         158,745    $ 26,458    $176,357      $653,365       $6,655         --     $      --
====================================================================================================================================

See accompanying notes.
* See Note 2(p)

                              ANALOG DEVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


Years ended November 2, 1996, October 28, 1995 and October 29, 1994
(thousands)                                                                      1996              1995            1994
------------------------------------------------------------------------------------------------------------------------
OPERATIONS     Cash flows from operations:
                  Net income .............................................  $ 171,901         $ 119,270      $   74,496
                  Adjustments to reconcile net income
                    to net cash provided by operations:
                      Depreciation and amortization.......................     83,809            64,098          61,284
                      Deferred income taxes...............................      6,565           (12,360)         (6,024)
                      Other noncash expenses (income).....................       (638)              151           2,195
                      (Increase) in accounts receivable...................    (66,860)          (18,263)         (7,661)
                      (Increase) decrease in inventories..................    (76,748)          (14,402)         20,756
                      (Increase) in prepaid expenses and other
                         current assets...................................     (4,782)           (4,959)           (598)
                      Increase in accounts payable,
                         deferred income and accrued liabilities..........     23,844            51,332          28,939
                      Increase in income taxes payable....................        425            23,784          14,063
                      Increase (decrease) in other liabilities............      6,201             1,599            (839)
                                                                            ---------         ---------      ----------
                  Total adjustments.......................................    (28,184)           90,980         112,115
                                                                            ---------         ---------      ----------

               Net cash provided by operations............................    143,717           210,250         186,611
                                                                            ---------         ---------      ----------

INVESTMENTS Cash flows from investments:
                  Purchase of short-term investments available for sale...   (262,648)         (166,225)        (72,652)
                  Maturities of short-term investments available for sale.    254,648           162,067               -
                  Additions to property, plant and equipment, net.........   (234,099)         (212,671)        (90,856)
                  Long-term investments...................................    (54,402)                -               -
                  (Increase) in other assets..............................     (8,971)          (16,878)         (3,269)
                  Purchase of short-term investments held to maturity.....          -            (7,200)              -
                  Maturities of short-term investments held to maturity...          -             2,200               -
                                                                            ---------         ---------      ----------
               Net cash used for investments..............................   (305,472)         (238,707)       (166,777)
                                                                            ---------         ---------      ----------

FINANCING      Cash flows from financing activities:
ACTIVITIES        Proceeds from issuance of long-term debt................    224,385                 -               -
                  Proceeds from equipment financing.......................     61,793                 -               -
                  Proceeds from employee stock plans......................     14,028            10,126           9,821
                  Proceeds from warrants exercised........................     12,096                 -               -
                  Net increase (decrease) in variable rate borrowings.....     (3,580)             (787)            485
                  Payments on capital lease obligations...................     (7,227)             (237)           (335)
                  Payments on long-term debt..............................          -           (20,000)              -
                                                                            ---------         ---------      ----------

               Net cash (used for) provided by financing activities.......    301,495           (10,898)          9,971
                                                                            ---------         ---------      ----------

               Effect of exchange rate changes on cash....................      1,066              (455)         (1,360)
                                                                            ---------         ---------      ----------

               Net increase (decrease) in cash and cash equivalents.......    140,806           (39,810)         28,445
               Cash and cash equivalents at beginning of year.............     69,303           109,113          80,668
                                                                            ---------         ---------      ----------

               Cash and cash equivalents at end of year...................  $ 210,109         $  69,303      $  109,113
                                                                            =========         =========      ==========

SUPPLE-        Cash paid during the year for:
MENTAL            Income taxes............................................  $  52,541         $  30,511      $   12,965
                                                                            =========         =========      ==========
INFORMATION       Interest................................................  $  10,171         $   6,685      $    6,923
                                                                            =========         =========      ==========

See accompanying notes.

                              ANALOG DEVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       YEARS ENDED NOVEMBER 2, 1996, OCTOBER 28, 1995 AND OCTOBER 29, 1994
           (ALL TABULAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


1.  DESCRIPTION OF BUSINESS

Analog Devices, Inc. ("Analog" or the "Company") designs, manufactures and markets a broad line of high-performance linear, mixed-signal and digital integrated circuits ("ICs") that address a wide range of real-world signal processing applications. The Company's two principal product groups are general-purpose, standard-function linear and mixed-signal ICs ("SLICs") and system-level ICs. The latter group includes general-purpose digital signal processing ICs (DSPs) and application-specific devices that typically incorporate analog and mixed-signal circuitry and a DSP core. Analog's third product group consists of devices manufactured using assembled product technology.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. Upon consolidation, all significant intercompany accounts and transactions are eliminated. The Company's fiscal year ends on the Saturday closest to the last day in October. Fiscal year 1996 was a 53 week year, while 1995 and 1994 were each 52 week years.

Certain amounts reported in previous years have been reclassified to conform to the 1996 presentation.

b.  CASH, CASH EQUIVALENTS AND INVESTMENTS

Cash and cash equivalents are highly liquid investments with insignificant interest rate risk and maturities of three months or less at the time of acquisition. Investments with maturities between three and twelve months at time of acquisition are considered short-term investments. Short-term investments consist of debt securities such as commercial paper, time deposits, certificates of deposit and bankers acceptances. Long-term investments consist of equity securities and bank money market funds as well as time deposits which the Company intends to renew at each maturity date.

Effective October 30, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FAS 115), which creates certain classification categories for such investments, based on the nature of the securities and the intent and investment goals of the Company. FAS 115 requires investments in debt and equity securities to be classified as "held-to-maturity," "available-for-sale," or "trading" at the time of purchase and for such designation to be reevaluated as of each balance sheet date. Held-to-maturity securities, which are carried at amortized cost, include only those securities the Company has the positive intent and ability to hold to maturity. Available-for-sale securities are carried at fair value with unrealized gains and losses, net of related tax, if any, reported as a separate component of stockholders' equity. Realized gains and losses, declines in value judged to be other than temporary, as well as interest, dividends and capital gains distributions on all securities are included in earnings. At November 2, 1996, the Company did not own any securities classified as trading.

                              ANALOG DEVICES, INC.

While it is the intent of management to hold securities to maturity, unforeseen events, while not generally expected, could cause the Company to liquidate certain securities prior to maturity. Accordingly, those securities which could readily be sold back to the seller are classified as available-for-sale. Securities, such as bank time deposits, which by their nature are typically held-to-maturity are classified as such. The following is a summary of available-for-sale and held-to-maturity securities at November 2, 1996 and October 28, 1995:


                                               AVAILABLE-FOR-SALE                  HELD-TO-MATURITY
                                ------------------------------------------------   ----------------
                                                 GROSS       GROSS
                                            UNREALIZED  UNREALIZED     ESTIMATED
1996                                COST         GAINS      LOSSES    FAIR VALUE         COST
===================================================================================================
Cash equivalents:
   Commercial paper             $ 83,713          $ --          $-      $ 83,713      $    --
   Euro time deposits                 --            --           -            --       94,656
   Certificates of deposit         8,000            --           -         8,000           --
Short-term investments:
   Commercial paper               89,810            --           -        89,810           --
Long-term investments:
   Equity securities               4,186           386           2         4,570           --
   Euro time deposits                 --            --           -            --          836
   Bank money market fund             19            --           -            19           --
---------------------------------------------------------------------------------------------------
Total                           $185,728          $386          $2      $186,112      $95,492
===================================================================================================

1995
===================================================================================================
Cash equivalents:
   Commercial paper             $ 27,727          $ --          $-      $ 27,727      $    --
   Euro time deposits                 --            --           -            --       31,300
Short-term investments:
   Commercial paper               73,874            --           -        73,874           --
   Bankers' acceptances            2,936            --           -         2,936           --
   Euro time deposits                 --            --           -            --        5,000
---------------------------------------------------------------------------------------------------
Total                           $104,537          $ --          $-      $104,537      $36,300
===================================================================================================

Cash equivalents and short-term investments classified as available-for-sale and held-to-maturity at November 2, 1996 and October 28, 1995 have contractual maturities of six months or less at time of acquisition. Because of the short term to maturity, and hence relative price insensitivity to changes in market interest rates, amortized cost approximates fair value for all of these securities. As such, no unrealized gains or losses were recorded during each of those years. Long-term bank time deposits, although renewed on a continual basis, typically have original maturities of two weeks. As such, they are price insensitive to changes in market interest rates and amortized cost therefore approximates fair value. Bank money market funds, which have been categorized as long-term investments, by their nature maintain a constant par value of $1 per share. Amortized cost for these securities, therefore, approximates fair value.

The fair value of long-term equity securities was determined based on published market quotes at November 1, 1996. The net unrealized gain of $384,000 is included in stockholders' equity at November 2, 1996. There were no gross realized gains from the sale of available-for-sale securities for the years ended November 2, 1996 and October 28, 1995. Gross realized losses from the sale of available-for-sale securities for the year ended November 2, 1996 were not material. There were no gross realized losses from the sale of available-for-sale securities for the year ended October 28, 1995.

                              ANALOG DEVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

c.  INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out method) or market. Inventories at November 2, 1996, October 28, 1995 and October 29, 1994 were as follows:

                                          1996                     1995                   1994
================================================================================================
        Raw materials               $   31,039               $   22,327             $   15,277
        Work in process                115,799                   77,526                 69,771
        Finished goods                  72,039                   44,109                 45,678
------------------------------------------------------------------------------------------------
        Total inventories           $  218,877               $  143,962             $  130,726
================================================================================================

A director of a raw material supplier was also a director of the Company through January 1995. Total purchases from this supplier approximated $11,038,000 through January 1995 and $28,435,000 in 1994. Accounts payable to this supplier at October 29, 1994 approximated $1,090,000. The Company believes that the terms of these purchases were comparable to those available from other suppliers.

d.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is recorded at cost less allowances for depreciation and amortization. The straight-line method of depreciation is used for all classes of assets for financial statement purposes; both straight-line and accelerated methods are used for income tax purposes. Capitalized leases and leasehold improvements are amortized based upon the lesser of the term of the lease or the useful life of the asset. Depreciation and amortization are based on the following useful lives:

          Buildings & Building Equipment       Up to 25 years
          Machinery & Equipment                    3-10 years
          Office Equipment                          3-8 years

Total depreciation and amortization of property, plant and equipment was $81,740,000, $62,066,000 and $59,240,000 in 1996, 1995 and 1994, respectively.

e.  INTANGIBLE ASSETS

Intangible assets at November 2, 1996 consist of goodwill, patents and other intangibles. Goodwill is being amortized on a straight-line basis over a fifteen-year period. Patents and other intangibles are being amortized on a straight-line basis over their estimated economic lives which range from seven to fifteen years. Amortization expense for all intangible assets was $2,069,000, $2,032,000 and $2,044,000 in 1996, 1995 and 1994, respectively. Accumulated amortization for all intangible assets was $12,737,000, $10,668,000 and $8,636,000 at November 2, 1996, October 28, 1995 and October 29, 1994,
respectively. On a periodic basis, the Company estimates the future undiscounted cash flows of the businesses to which the intangible assets relate in order to ensure that the carrying value of such intangible assets has not been impaired.

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

                              ANALOG DEVICES, INC.

g.  TRANSLATION OF FOREIGN CURRENCIES

The functional currency for the Company's foreign sales operations is the applicable local currency. Gains and losses resulting from translation of these foreign currencies into U.S. dollars are accumulated in a separate component of stockholders' equity. Transaction gains and losses are included in income currently, including those at the Company's principal foreign manufacturing operations where the functional currency is the U.S. dollar. Net foreign currency transaction gains or losses included in other expenses, net, were not material in fiscal 1996, 1995 and 1994.

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

Forward foreign exchange contracts are utilized to manage the risk associated with currency fluctuations on certain firm sales and purchase commitments denominated in foreign currencies and certain non-U.S. dollar denominated asset and liability positions. The Company's forward foreign exchange contracts are primarily denominated in Japanese yen and certain European currencies and are for periods consistent with the terms of the underlying transactions, generally one year or less. The forward foreign exchange contracts that relate to firm, foreign currency sales and purchase commitments are designated and effective as hedges of firm, identifiable foreign currency commitments, and accordingly, the gains and losses resulting from the impact of currency exchange rate movements on these contracts are not recognized in operations until the underlying hedged transactions are recognized. Upon recognition, such gains and losses are recorded in operations as an adjustment to the carrying amount of the underlying transactions in the period in which these transactions are recognized. Unrealized gains and losses resulting from the impact of currency exchange rate movements on forward foreign exchange contracts designated to offset certain non-U.S. dollar denominated assets and liabilities are recognized as other income or expense in the period in which the exchange rates change and offset the foreign currency gains and losses on the underlying exposures being hedged. The contract amounts of forward foreign exchange contracts outstanding were $147.0 million, $181.7 million and $136.4 million at November 2, 1996, October 28, 1995 and October 29, 1994, respectively.

The Company also may periodically enter into foreign currency option contracts to offset certain probable anticipated, but not firmly committed, foreign currency transactions related to the sale of product during the ensuing nine months. When the dollar strengthens significantly against the foreign currencies, the decline in value of future currency cash flows is partially offset by the gains in value of the purchased currency options designated as hedges. Conversely, when the dollar weakens, the increase in value of future foreign currency cash flows is reduced only by the premium paid to acquire the options. The Company's foreign currency option contracts are primarily denominated in Japanese yen and generally have maturities which do not exceed six months. These foreign currency option contracts are designated and effective as hedges of anticipated foreign currency sales transactions, and accordingly, the premium cost and any realized gains associated with these contracts are deferred and included in the consolidated balance sheet as prepaid expenses and accrued liabilities, respectively, until such time as the underlying sales transactions are recognized. Upon recognition, such premium costs and any realized gains are recorded in sales as a component of the underlying sales transactions being hedged. The contract amounts of foreign currency option contracts outstanding were $27.6 million, $26.9 million and $28.6 million at November 2, 1996, October 28, 1995 and October 29, 1994, respectively. Deferred gains or losses attributable to foreign currency option contracts were not material at November 2, 1996, October 28, 1995 and October 29, 1994.

                              ANALOG DEVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

The Company uses currency swap agreements to hedge the value of its net investment in certain of its foreign subsidiaries. Realized and unrealized gains and losses on such agreements related to the net foreign investment being hedged are recognized in the cumulative translation adjustment component of stockholders' equity, with the related amounts due to or from counterparties included in accrued liabilities or other current assets. The contract amount of currency swap agreements outstanding, which were principally denominated in Japanese yen, was $10.0 million at November 2, 1996, October 28, 1995 and October 29, 1994. The currency swap agreement outstanding at November 2, 1996 has a remaining maturity of 3.5 years and is expected to remain in effect until expiration.

The Company enters into interest rate swap and cap agreements to manage its exposure to interest rate movements by effectively converting a portion of its debt and certain financing arrangements from fixed to variable rates. Maturity dates of interest rate swap and cap agreements generally match those of the underlying debt or financing arrangements. These agreements, which have maturities of up to eleven years involve the exchange of fixed rate payments for variable rate payments without the exchange of the underlying principal amounts. Variable rates are based on six-month U.S. dollar LIBOR and reset on a semiannual basis. The differential between fixed and variable rates to be paid or received is accrued as interest rates change in accordance with the agreements and recognized over the life of the agreements as an adjustment to interest expense. The notional principal amounts of interest rate swap and cap agreements outstanding were $50.2 million, $50.3 million and $50.5 million at November 2, 1996, October 28, 1995 and October 29, 1994.

The cash requirements of the above-described financial instruments approximate their fair value. Cash flows associated with these financial instruments are classified consistent with the cash flows from the transactions being hedged.

Derivative financial instruments involve, to a varying degree, elements of market and credit risk not recognized in the consolidated financial statements. The market risk associated with these instruments resulting from currency exchange rate or interest rate movements is expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. The counterparties to the agreements relating to the Company's foreign exchange and interest rate instruments consist of a number of major international financial institutions with high credit ratings. The Company does not believe that there is significant risk of nonperformance by these counterparties because the Company continually monitors the credit ratings of such counterparties, and limits the financial exposure and the amount of agreements entered into with any one financial institution. While the contract or notional amounts of derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of the Company's exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of counterparties to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparties' obligations under the contracts exceed the obligations of the Company to the counterparties.

                              ANALOG DEVICES, INC.

i.  FAIR VALUES OF FINANCIAL INSTRUMENTS

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

                                            NOVEMBER 2, 1996               OCTOBER 28, 1995               OCTOBER 29, 1994
                                            ----------------               ----------------               ----------------
                                       CARRYING            FAIR       CARRYING           FAIR        CARRYING            FAIR
(THOUSANDS OF DOLLARS)                   AMOUNT           VALUE         AMOUNT          VALUE          AMOUNT           VALUE
====================================================================================================================================
Assets:
     Cash and cash equivalents          210,109         210,109         69,303         69,303         109,113         109,113
     Short-term investments              89,810          89,810         81,810         81,810          72,652          72,652
     Long-term investments                5,425           5,425             --             --              --              --

Liabilities:
     Short-term borrowings                 (178)           (178)        (2,299)        (2,299)         (2,917)         (2,917)
     Long-term debt, including
       current portion                 (310,000)       (369,513)       (80,000)       (80,130)       (100,000)        (93,800)
Foreign Currency Instruments and
   Interest Rate Agreements:
     Interest rate swap
       and cap agreements                    18            (491)           (30)          (175)              5          (3,065)
     Forward foreign currency
       exchange contracts                 2,672           3,585          7,798          9,089          (1,458)            641
     Foreign currency option
       contracts                            130             240            388          1,645             308              41
     Currency swap agreements             1,131             922            413            485            (853)           (840)
------------------------------------------------------------------------------------------------------------------------------------

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash, cash equivalents and investments -The carrying amounts of these items are a reasonable estimate of their fair value due to the short term to maturity and readily available market for these types of investments.

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

                              ANALOG DEVICES, INC.

j.  USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates relate to the useful lives of fixed assets, allowances for doubtful accounts and customer returns, inventory reserves, potential reserves relating to litigation matters, accrued liabilities, and other reserves. Actual results could differ from those estimates, and such differences may be material to the financial statements.

k.  CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of investments and trade accounts receivable.

The Company maintains cash, cash equivalents and short-term investments with high credit quality financial institutions and monitors the amount of credit exposure to any one financial institution.

The Company sells its products to distributors and original equipment manufacturers involved in a variety of industries including industrial automation, instrumentation, military/aerospace, and to an increasing degree, communications, computers and peripherals, and high-performance consumer electronics. The Company has adopted credit policies and standards to accommodate growth into these markets. The Company performs continuing credit evaluations of its customers' financial condition and although the Company generally does not require collateral, letters of credit may be required from its customers in certain circumstances. Bad debt losses to date have been insignificant.

l.  CONCENTRATION OF OTHER RISKS

The semiconductor industry is characterized by rapid technological change, competitive pricing pressures, and cyclical market patterns. The Company's financial results are affected by a wide variety of factors, including general economic conditions worldwide, economic conditions specific to the semiconductor industry, the timely implementation of new manufacturing technologies, the ability to safeguard patents and intellectual property in a rapidly evolving market, and reliance on assembly and test subcontractors, third-party wafer fabricators and independent distributors. As a result, the Company may experience significant period-to-period fluctuations in future operating results due to the factors mentioned above or other factors.

m.  REVENUE RECOGNITION

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

n.  INCOME TAXES

Income taxes have been provided in accordance with FAS 109, "Accounting for Income Taxes," under which deferred tax liabilities and assets at the end of each period are determined based on the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using the tax rate expected to be in effect when the taxes are actually paid or recovered. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance.

o.  STOCK-BASED COMPENSATION

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees (and intends to continue to do so) and, accordingly, recognizes no compensation expense for the stock option grants.

p.  STOCK SPLIT

On December 3, 1996, the Company's Board of Directors authorized a four-for-three stock split effected in the form of a 33 1/3% stock dividend distributed on January 6, 1997 to stockholders of record December 16, 1996. The split was accomplished through the issuance of common stock. All references to share and per share amounts in this report have been restated to reflect the split.

q.  EARNINGS PER SHARE OF COMMON STOCK

Primary earnings per common share are computed based on the weighted average number of common shares outstanding during the year, adjusted for incremental shares assumed issued (including incremental shares for 3 1/2% convertible debt) for dilutive common stock equivalents. Fully diluted earnings per share do not differ materially from primary earnings per share.

r.  NEW ACCOUNTING STANDARDS

The Company has not yet adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" which will require adoption in fiscal 1997. The Company does not believe the adoption of these statements will have a material impact on its consolidated financial statements.

                              ANALOG DEVICES, INC.

3.  INDUSTRY AND GEOGRAPHIC SEGMENT INFORMATION

INDUSTRY

The Company operates predominantly in one industry segment: the design, manufacture and marketing of a broad line of high-performance linear, mixed-signal and digital integrated circuits that address a wide range of real-world signal processing applications.

GEOGRAPHIC INFORMATION

The Company operates in three major geographic areas. Information on the Company's geographic operations is set forth in the table below. The predominant countries comprising European operations are England, France, Germany and Ireland. The predominant country comprising Asian operations is Japan. For segment reporting purposes, sales generated by North American operations in the table include export sales of $159,862,000, $97,446,000 and $96,700,000 in 1996,
1995 and 1994, respectively. Transfers between geographic areas are based on market comparables and are consistent with prevailing tax regulations. Operating income reflects the allocation of corporate expenses of $24,093,000, $23,190,000 and $19,718,000 in 1996, 1995 and 1994, respectively, to the appropriate geographic area based upon their beneficial and causal relationship to each area. Corporate identifiable assets consist of cash equivalents, short-term investments and intangible assets.

GEOGRAPHIC SEGMENT INFORMATION                                              1996               1995               1994
======================================================================================================================
SALES             North America, including export.............       $   658,627        $   509,625        $   440,609
                  Europe......................................           364,308            264,401            198,000
                  Asia........................................           170,851            167,520            134,865
                                                                     -----------        -----------        -----------
                    Total sales...............................       $ 1,193,786        $   941,546        $   773,474
                                                                     ===========        ===========        ===========

TRANSFERS         North America, including export.............       $   348,574        $   286,021        $   192,442
BETWEEN           Europe......................................           189,911            141,925            110,801
AREAS             Asia........................................            39,749             30,180             19,603
                                                                     -----------        -----------        -----------
                    Total transfers between areas.............       $   578,234        $   458,126        $   322,846
                                                                     ===========        ===========        ===========

OPERATING         North America, including export.............       $   121,877        $    92,640        $    52,706
INCOME            Europe......................................           103,158             63,627             47,170
                  Asia........................................             2,104              1,500              1,940
                                                                     -----------        -----------        -----------
                    Total operating income....................       $   227,139        $   157,767        $   101,816
                                                                     ===========        ===========        ===========

IDENTIFIABLE      North America, including export.............       $   735,352        $   440,660        $   354,881
ASSETS            Europe......................................           368,682            294,094            176,755
                  Asia........................................           118,627            108,827             95,988
                  Corporate...................................           293,024            158,067            188,247
                                                                     -----------        -----------        -----------
                    Total assets..............................       $ 1,515,685        $ 1,001,648        $   815,871
                                                                     ===========        ===========        ===========

                              ANALOG DEVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

4.   INVESTMENTS

Investments at November 2, 1996 and October 28, 1995 were as follows:

                                   1996                      1995
================================================================================
     WaferTech, LLC             $   42,073                $        -
     CSM                            20,784                    13,980
     Other                           5,525                         -
--------------------------------------------------------------------------------
                                $   68,382                $   13,980
================================================================================

In June 1996, the Company entered into a joint venture agreement with Taiwan Semiconductor Manufacturing Co., Ltd., two other companies and several individual investors for the construction and operation of a semiconductor fabrication facility in Camas, Washington. The Company received an 18% equity ownership in the joint venture, known as WaferTech, in return for a $140.4 million investment. The investment is to be made in three installments. The first installment of $42.1 million was paid in June 1996. A second installment of $42.1 million was paid in December 1996 and the remaining installment of $56.2 million is due November 3, 1997. In addition, the Company has an obligation to guarantee its pro rata share of debt incurred by WaferTech, up to a maximum for the Company of $45 million. The Company intends to apply the equity basis of accounting to this investment in WaferTech based on the Company's ability to exercise significant influence on the operating and financial policies of the joint venture. The operating results of this joint venture to date have not been material.

In January 1996, in accordance with a previous agreement, the Company made an additional equity investment of approximately $7.0 million in Chartered Semiconductor Manufacturing Pte., Ltd. in Singapore for a total equity investment of approximately $21.0 million which represents a less than 5% ownership interest. The Company accounts for this investment under the cost method.

5.   ACCRUED LIABILITIES

Accrued liabilities at November 2, 1996, October 28, 1995 and October 29, 1994 consisted of the following:

                                          1996           1995           1994
================================================================================
     Accrued compensation
       and benefits                    $  48,848      $  47,785      $  33,908
     Other                                35,214         26,353         26,313
--------------------------------------------------------------------------------
     Total accrued liabilities         $  84,062      $  74,138      $  60,221
================================================================================

6.   DEBT AND CREDIT FACILITIES

3 1/2% NOTES

On December 18, 1995, the Company completed a public offering of $230,000,000 of five-year 3-1/2% Convertible Subordinated Notes due December 1, 2000 with semiannual interest payments due on June 1 and December 1. The Notes are convertible, at the option of the holder, into the Company's common stock at any time, unless previously redeemed by the Company, at a conversion price of $20.938 per share, subject to adjustment in certain events. The net proceeds of the offering were approximately $224 million after payment of the underwriting discount and expenses of the offering which will be amortized over the term of the Notes.

                              ANALOG DEVICES, INC.

6 5/8% NOTES

On March 11, 1993, the Company completed a public offering of $80 million of seven-year 6 5/8% Notes due March 1, 2000 with semiannual interest payments due on March 1 and September 1. The net proceeds of the offering were approximately $79 million after payment of the underwriting discounts and expenses of the offering which were deferred and are being amortized to interest expense over the term of the Notes. Simultaneous with the sale of the Notes, the Company entered into an interest rate swap and cap agreement for the term of the Notes having a notional principal amount of $40 million whereby the effective net interest rate on $40 million of the Notes will be the six-month LIBOR rate (up to a maximum of 7%) plus 1.4%. For the year ended November 2, 1996, the net effective interest rate on $40 million of the Notes was 7.3% after giving effect to the interest rate swap agreement.

REVOLVING CREDIT AGREEMENT AND LINES OF CREDIT

The Company has a revolving credit agreement with several banks which commits them to lend up to $60,000,000. The terms of the credit agreement provide that interest on U.S. dollar borrowings may not exceed the greater of the prime rate or the federal funds rate plus .50%. Under this agreement, the Company also has the option to borrow both U.S. dollars and foreign currencies at interest rates tied to various money market instruments, customarily below the prime rate. Under the credit agreement, the Company is currently required to pay a fee of
 .125 of 1% per annum on the total amount of the committed facility. All borrowings under the credit agreement are due no later than October 25, 2000. Borrowing from banks not participating in the agreement is permitted as long as the Company maintains certain required financial ratios. The credit agreement requires the Company to maintain stated minimum net worth and current ratio levels, plus a stated maximum ratio of total liabilities to net worth. In addition, the credit agreement restricts the aggregate of all cash dividend payments declared or made subsequent to November 2, 1996 to an amount not exceeding $150,000,000 plus 50% of the consolidated net income of the Company for the period from November 3, 1996 through the end of the Company's then most recent fiscal quarter. At November 2, 1996 this amount was equal to $150,000,000. At November 2, 1996, the Company was in compliance with all covenants under the credit agreement. There are no compensating balance requirements under the credit agreement. In addition to the credit agreement, the Company also has various unsecured, uncommitted money market lines of credit with its credit agreement and other banks which provide for short-term borrowings.

There were no variable rate U.S. dollar borrowings under the credit agreement or the uncommitted money market lines of credit during 1996, 1995 and 1994 nor were there any such borrowings outstanding at November 2, 1996, October 28, 1995 or October 29, 1994. The weighted average interest rates of foreign currency borrowings under foreign lines of credit were 5.2%, 7.2% and 8.7% during 1996, 1995 and 1994, respectively. The weighted average interest rates of foreign currency borrowings were 7.0%, 6.2% and 7.4% at November 2, 1996, October 28, 1995 and October 29, 1994, respectively. There were $0.2 million of foreign currency borrowings outstanding at November 2, 1996, which were at prevailing money market rates for the respective currencies. Borrowings under the Company's credit agreement and lines of credit are generally due within six months.

Long-term debt, including current maturities, at November 2, 1996, October 28, 1995 and October 29, 1994 consisted of the following:

                                          1996            1995            1994
================================================================================
3 1/2% Convertible Subordinated
   Notes due 2000                   $  230,000      $        -      $        -
6 5/8% Notes due 2000                   80,000          80,000          80,000
7.18% term loan                              -               -          20,000
--------------------------------------------------------------------------------
                                       310,000          80,000         100,000
Less current portion of
   long-term debt                            -               -          20,000
--------------------------------------------------------------------------------
Long-term debt                      $  310,000      $   80,000      $   80,000
================================================================================

Aggregate principal payments on long-term debt and short-term borrowings for the following fiscal years are: 1997-$0.2 million; 2000-$80.0 million; and 2001-$230.0 million.

                              ANALOG DEVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

7.  LEASE COMMITMENTS

The Company leases certain of its facilities and equipment under various operating and capital leases which expire at various dates through 2010. The lease agreements frequently include renewal and purchase provisions and require the Company to pay taxes, insurance and maintenance costs.

Total rental expense under operating leases was $11,573,000, $11,243,000 and $9,985,000 in 1996, 1995 and 1994, respectively.

The following is a schedule of future minimum lease payments under capital leases and rental payments required under long-term operating leases at November 2, 1996:

                                          OPERATING                    CAPITAL
FISCAL YEARS                                 LEASES                     LEASES
================================================================================
1997                                      $   9,941                  $  12,166
1998                                          9,155                     12,126
1999                                          7,279                     12,081
2000                                          6,602                     12,044
2001                                          4,887                      5,332
Later Years                                  13,131                      6,919
--------------------------------------------------------------------------------
Total                                     $  50,995                  $  60,668
                                          =========
Less amount representing interest                                       (6,042)
                                                                     ---------
Present value of minimum lease payments                              $  54,626
                                                                     =========

Net property, plant and equipment includes the following for capital leases:

                                               1996         1995          1994
================================================================================
Land and buildings                        $       -    $   1,828     $   1,828
Machinery and equipment                      61,793          829           829
--------------------------------------------------------------------------------
                                             61,793        2,657         2,657
Less accumulated amortization                (4,198)      (2,639)       (2,468)
--------------------------------------------------------------------------------
Net capital leases                        $  57,595    $      18     $     189
================================================================================

8.   COMMITMENTS AND CONTINGENCIES

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

                              ANALOG DEVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

On April 25, 1995, the Company filed with the ITC a motion to terminate the ITC enforcement proceeding on the grounds that further action by the ITC was unnecessary in light of the Company's settlement with TI. On May 8, 1995, an Administrative Law Judge issued a recommended determination to the ITC to grant the Company's motion to terminate the ITC proceeding. The investigative office of the ITC opposed the motion, claiming that, notwithstanding the Company's settlement with TI, the Company's alleged violation of the ITC's cease and desist order warranted the imposition of substantial penalties. On September 11, 1996, the ITC adopted the determination of the Administrative Law Judge to terminate the enforcement proceeding and referred to the Department of Justice by letter certain allegations that the Company made false representations in reports filed with the ITC. The Company advised the Department of Justice that it has consistently and vigorously denied such allegations during the entire course of the proceedings before the ITC and the Department of Justice informed the Company that its statement would be considered in connection with any action it may take on the matter. The Company is aware of no further activity by the Department of Justice, and is unable to determine whether further activity will occur regarding the foregoing matter.

In addition, from time to time as a normal incidence of the nature of the Company's business, various claims, charges and litigation are asserted or commenced against the Company arising from or related to contractual matters, patents, trademarks, personal injury, environmental matters and product liability. Such litigation includes patent infringement actions brought against the Company by Sextant Avionique, S.A. in France and the United States and Commissariat A. L'energie Atomique C.E.A. in France, claiming that the Company's accelerometer infringes certain patents. While there can be no assurance that the Company will prevail in any of these matters, the Company does not believe that these matters will have a material adverse effect on the Company's consolidated financial position or consolidated results of operations. However, an adverse resolution could have an adverse effect on the Company's consolidated results of operations in the quarter in which these matters are resolved.

IRISH GRANTS

The Company's manufacturing facility in Limerick, Ireland has received operating and capital grants from Ireland's Industrial Development Authority. A liability to repay up to $21.4 million of the grants received by the Company would arise in the unlikely event the Company should discontinue its Irish operations prior to the commitment periods noted in the grant agreements which expire at various dates through 2006.

WAFER SUPPLY AGREEMENTS

In fiscal 1995, the Company had entered into a supply agreement with its primary wafer foundry, TSMC. Under this agreement, the Company was to make a series of advance payments to TSMC aggregating $22.4 million, payable over a three-year period, in order to secure access to a minimum level of wafer capacity over the period from 1996 to 1999. However, during fiscal 1996 the arrangement was modified whereby the Company would maintain a constant deposit of $6.4 million with TSMC.

In January 1996, the Company entered into an additional agreement with CSM whereby the Company will provide a total deposit of approximately $20.0 million to be paid in several installments in 1996 and 1997. In fiscal 1996 $8.0 million was provided to CSM under this arrangement and is classified in the balance sheet line item "Deferred Charges and Other Assets." Under the terms of this agreement, the deposit will guarantee access to certain quantities of sub-micron wafers through fiscal 2000. If the Company does not purchase the minimum quantities under the agreement, the deposit will be forfeited for the value of the wafer shortfall up to the total amount of $20.0 million. At the end of the agreement term, the Company's deposit will be returned, net of any forfeitures.

9.  STOCKHOLDERS' EQUITY

COMMON STOCK

In March 1996, the stockholders approved an amendment to the Company's Articles of Organization to increase the authorized number of shares of common stock from 300,000,000 to 450,000,000. In December 1996, the Board of Directors authorized an amendment to the Company's Articles of Organization to increase the authorized number of shares of common stock from 450,000,000 to 600,000,000 subject to stockholder approval in March 1997.

                              ANALOG DEVICES, INC.

STOCK PLANS

The 1988 Stock Option Plan provides for the issuance of nonstatutory and incentive stock options to purchase up to 29,900,000 shares of common stock. Under this plan, options may be granted to key employees of the Company and its subsidiaries at a price not less than 100% of the fair market value of the underlying stock on the date of grant. The Company's 1980 Stock Option Plan was terminated upon adoption of the 1988 Stock Option Plan; however, options to purchase common stock remain outstanding under this plan.

While the Company may grant options to employees which become exercisable at different times or within different periods, the Company has generally granted options to employees which are exercisable on a cumulative basis in annual installments of 33 1/3% each on the third, fourth and fifth anniversaries of the date of grant.

Under the 1994 Director Stock Option Plan, each nonemployee director is granted annually for four years a nonstatutory option to purchase 10,500 shares of common stock at an exercise price equal to the fair market value on the date of grant. A total of 400,000 shares of common stock may be issued under this plan. These options are exercisable on a cumulative basis in annual installments of 33 1/3% each on the first, second and third anniversaries of the date of grant. The Company also has options outstanding under the 1992 Director Option Plan and the 1989 Director Stock Option Plan. Options granted under these plans are exercisable on a cumulative basis in annual installments of 33 1/3% each on the third, fourth and fifth anniversaries of the date of grant.

Transactions under the Company's stock option plans are summarized in the table below:

                                                                              OPTIONS OUTSTANDING
                                                            SHARES      --------------------------------
                                                         AVAILABLE                          OPTION PRICE   AGGREGATE
STOCK OPTION ACTIVITY                                    FOR GRANT      NUMBER                 PER SHARE       PRICE
=====================================================================================================================
Balance, October 30, 1993                                   11,617      10,085       $  1.96 to $  8.04    $  30,067
---------------------------------------------------------------------------------------------------------------------
Options granted                                             (4,121)      4,121       $  7.04 to $ 10.00       30,482
Options exercised                                                -      (1,365)      $  1.96 to $  6.13       (4,250)
Options canceled (1)                                           247        (248)      $  1.96 to $  8.58         (844)
---------------------------------------------------------------------------------------------------------------------
Balance, October 29, 1994                                    7,743      12,593       $  1.96 to $ 10.00       55,455
---------------------------------------------------------------------------------------------------------------------
Shares authorized for 1994 Director Stock Option Plan          400           -                 -                   -
Options granted                                             (3,550)      3,550       $ 10.25 to $ 17.57       36,887
Options exercised                                                -      (1,416)      $  1.96 to $  5.25       (3,960)
Options canceled (1)                                           495        (524)      $  1.96 to $ 10.25       (2,989)
Shares canceled upon termination of
  1992 Director Option Plan                                    (91)          -                 -                   -
---------------------------------------------------------------------------------------------------------------------
Balance, October 28, 1995                                    4,997      14,203       $  1.96 to $ 17.57       85,393
---------------------------------------------------------------------------------------------------------------------
Additional shares authorized for 1988 Stock Option Plan      9,200           -          -          -               -
Options granted                                             (3,881)      3,901       $ 14.63 to $ 20.25       63,286
Options exercised                                                       (2,072)      $  1.96 to $ 10.25       (5,808)
Options canceled (1)                                           451        (454)      $  1.96 to $ 20.25       (4,706)
---------------------------------------------------------------------------------------------------------------------
Balance, November 2, 1996                                   10,767      15,578       $  1.96 to $ 20.25    $ 138,165
=====================================================================================================================
Options exercisable at November 2, 1996                                  3,588       $  1.96 to $ 11.09    $  10,853
=====================================================================================================================

(1) Options canceled which were originally issued from the 1988 Stock Option Plan are available for subsequent grants. The remaining options canceled in 1996, 1995 and 1994 were issued from the 1980 Stock Option and 1992 Director Option Plans under which no further options will be granted.

The Company has a stock purchase plan that allows eligible employees to purchase, through payroll deductions, shares of the Company's common stock at 85% of the fair market value at specified dates. Employees purchased 664,200 shares in 1996 (835,700 and 1,047,600 in 1995 and 1994, respectively) for $9.0 million ($6.9 million and $6.0 million in 1995 and 1994, respectively). At November 2, 1996, 1,543,400 common shares remained available for issuance under the stock purchase plan.

                              ANALOG DEVICES, INC.

Under the 1991 Restricted Stock Plan, a maximum of 2,700,000 shares of common stock may be awarded by the Company to key employees for nominal consideration. This plan succeeded the Company's 1978 Restricted Stock Plan which provided for the issuance of up to 7,372,800 shares of common stock. Shares awarded from both plans are restricted as to transfer, usually for a period of five years and, under certain conditions, may be subject to repurchase by the Company at the original purchase price per share. Shares awarded under the Company's restricted stock plans, net of cancellations, for 1996, 1995 and 1994 were 212,000, 20,000 and 471,000, respectively. The fair market value of the shares at the date of award was accounted for as deferred compensation and is being amortized over the restricted period. During 1996, 1995 and 1994, $1,949,000, $1,672,000 and
$1,851,000, respectively, of such compensation was charged to expense. At November 2, 1996, there were 983,000 shares of common stock available for issuance under the 1991 Restricted Stock Plan.


As of November 2, 1996, a total of 39,871,925 common shares were reserved for issuance under the Company's stock plans.

PREFERRED STOCK

The Company has 500,000 authorized shares of $1.00 par value Preferred Stock. The Board of Directors is authorized to fix designations, relative rights, preferences and limitations on the preferred stock at the time of issuance.

COMMON STOCK PURCHASE RIGHTS

In 1988, the Board of Directors adopted a Stockholder Rights Plan which was amended in 1989. Pursuant to the Stockholder Rights Plan, each share of common stock has an associated right. Under certain circumstances, each right entitles the holder to purchase from the Company one share of common stock at an exercise price of $20.00 per share, subject to adjustment.

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

The rights have certain anti-takeover effects, in that they would cause substantial dilution to a person or group that attempts to acquire a significant interest in the Company on terms not approved by the Board of Directors. The rights expire on February 12, 1998 but may be redeemed by the Company for $.0067 per right at any time prior to the tenth day following a person's acquisition of 20% or more of the Company's common stock. So long as the rights are not separately transferable, the Company will issue one right with each new share of common stock issued.

                              ANALOG DEVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

10.  RETIREMENT PLANS

The Company and its subsidiaries have various savings and retirement plans covering substantially all employees. The Company maintains a defined contribution plan for the benefit of its eligible United States employees. This plan provides for Company contributions of up to 5% of each participant's total eligible compensation. In addition, the Company contributed an amount equal to each participant's contribution, if any, up to a maximum of 2% of each participant's total eligible compensation. During fiscal 1996, the Company's contributions increased to match an additional 50% of employee contributions between 2% and 4% of total eligible compensation. The Company also has various defined benefit pension and other retirement plans for certain foreign employees that are consistent with local statutes and practices. The total expense related to all of the Company's retirement plans in 1996, 1995 and 1994 was $16.8 million, $14.0 million and $12.6 million, respectively, which primarily consists of costs related to the domestic defined contribution plan. Also included in total expense is pension expense related to foreign defined benefit plans of $3.3 million for 1996, $2.5 million for 1995 and $2.5 million for 1994. Summary data related to these foreign plans at November 2, 1996 is as follows: accumulated benefit obligation, substantially vested, of $24.3 million; projected benefit obligation of $40.7 million; plan assets at fair value of $38.2 million; discount rates ranging from 4% to 15%; compensation increase rates ranging from 3% to 12% and expected rate of return on assets ranging from 4% to 15%.

11.  INCOME TAXES

The reconciliation of income tax computed at the U.S. federal statutory rates to income tax expense is as follows:

                                                            LIABILITY METHOD
                                                            ----------------
                                                      1996          1995          1994
=======================================================================================
U.S. federal statutory tax rate                      35.0%         35.0%         35.0%
Income tax provision reconciliation:
   Tax at statutory rate                         $ 80,759      $ 55,803      $ 33,919
   Irish income subject to lower tax rate         (17,813)      (13,436)       (7,299)
   Change in valuation allowance                   (2,641)           --        (4,265)
   State income taxes, net of federal benefit       1,338         1,833         1,076
   Research and development tax credits            (1,300)         (325)       (1,074)
   Foreign Sales Corporation                       (3,575)       (3,200)         (731)
   Amortization of goodwill                           506           503           503
   Net foreign tax in excess of (less than)
     U.S. federal statutory tax rate                  957        (1,076)          247
   Other, net                                         608            63            39
---------------------------------------------------------------------------------------
     Total income tax provision                  $ 58,839      $ 40,165      $ 22,415
=======================================================================================

For financial reporting purposes, income before income taxes includes the following components:

                                                      1996         1995           1994
=======================================================================================
Pretax income:
   Domestic                                     $ 101,760      $ 76,230         $35,621
   Foreign                                        128,980        83,205          61,290
---------------------------------------------------------------------------------------
                                                $ 230,740      $159,435         $96,911
=======================================================================================


                              ANALOG DEVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

The components of the provision for income taxes are as follows:

                                             1996            1995           1994
================================================================================
Current:
   Federal                             $   34,278       $  32,860      $  18,479
   Foreign                                 15,737          16,734         10,576
   State                                    2,100           2,820          1,665
--------------------------------------------------------------------------------
Total current                          $   52,115       $  52,414      $  30,720
================================================================================

Deferred (prepaid):
   Federal                             $    1,318       $ (10,887)     $  (7,601)
   Foreign                                  5,406          (1,362)          (704)
--------------------------------------------------------------------------------
Total deferred (prepaid)               $    6,724       $ (12,249)     $  (8,305)
================================================================================

The Company's practice is to reinvest indefinitely the earnings of certain international subsidiaries. Accordingly, no U.S. income taxes have been provided for approximately $366,410,000 of unremitted earnings of international subsidiaries.

The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized due to the expiration for book and tax capital loses. For tax purposes, the Company has a capital tax loss carryforward of approximately $6,335,000 expiring through the year 2,000, principally in 1997. The balance for the valuation allowance for deferred assets was $7.4 million at November 2, 1996 and $10.0 million at both October 28, 1995 and October 29, 1994.

The significant components of the Company's deferred tax assets and liabilities for the fiscal years ended November 2, 1996, October 28, 1995 and October 29, 1994 are as follows:

                                                                         1996            1995           1994
============================================================================================================
Deferred tax assets:
   Inventory reserves                                               $  20,061       $  18,309      $  12,261
   Capital loss carryover                                               7,394           8,513          8,513
   Deferred income on shipments to domestic distributors               12,518           7,898          5,254
   Reserves for employee benefits                                       3,476           3,780          2,890
   Restricted stock                                                     1,893           2,031          2,123
   Alternative Minimum Tax carryover                                        -               -          1,764
   Intercompany profits in foreign inventories                          3,965           5,335          1,709
   Reserve for bad debts                                                2,242           1,171          1,650
   Foreign tax credits                                                    381           2,301          1,522
   Other                                                                5,039           6,351          3,314
------------------------------------------------------------------------------------------------------------
     Total gross deferred tax assets                                   56,969          55,689         41,000
     Valuation allowance for deferred tax assets                       (7,394)        (10,035)       (10,035)
------------------------------------------------------------------------------------------------------------
       Total deferred tax assets                                    $  49,575       $  45,654      $  30,965
------------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
   Depreciation                                                     $ (21,688)      $ (11,043)     $  (8,603)
------------------------------------------------------------------------------------------------------------
     Total gross deferred liabilities                               $ (21,688)      $ (11,043)     $  (8,603)
------------------------------------------------------------------------------------------------------------
       Net deferred tax assets                                      $  27,887       $  34,611      $  22,362
============================================================================================================

                              ANALOG DEVICES, INC.

                 SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)


Quarterly financial information for fiscal 1996 and fiscal 1995 (thousands of dollars except as noted):

                                     4Q96       3Q96       2Q96       1Q96       4Q95       3Q95       2Q95       1Q95
=======================================================================================================================
Net sales                         304,647    305,042    303,328    280,769    257,194    246,301    230,046    208,005
-----------------------------------------------------------------------------------------------------------------------
Cost of sales                     152,121    152,331    150,362    138,219    126,591    121,183    113,652    103,145
Gross margin                      152,526    152,711    152,966    142,550    130,603    125,118    116,394    104,860
   % of sales                          50%        50%        50%        51%        51%        51%        51%        50%
-----------------------------------------------------------------------------------------------------------------------
Operating expenses:
   Research and development        46,498     45,569     44,848     40,857     35,714     35,035     33,266     30,250
   Selling, marketing, general
     and administrative            48,460     48,562     50,017     48,803     48,306     47,374     45,592     43,671
-----------------------------------------------------------------------------------------------------------------------
Total operating expenses           94,958     94,131     94,865     89,660     84,020     82,409     78,858     73,921
   % of sales                          31%        31%        31%        32%        33%        33%        34%        36%
-----------------------------------------------------------------------------------------------------------------------
Operating income                   57,568     58,580     58,101     52,890     46,583     42,709     37,536     30,939
   % of sales                          19%        19%        19%        19%        18%        17%        16%        15%
-----------------------------------------------------------------------------------------------------------------------
Nonoperating expenses (income):
   Interest expense                 3,155      3,266      3,040      1,828        959        938      1,022      1,282
   Interest income                 (4,141)    (3,688)    (4,807)    (3,899)    (2,200)    (1,721)    (1,991)    (2,191)
   Other                              626       (181)       417        783        208        562        732        732
-----------------------------------------------------------------------------------------------------------------------
Total nonoperating
   income                            (360)      (603)    (1,350)    (1,288)    (1,033)      (221)      (237)      (177)
-----------------------------------------------------------------------------------------------------------------------
Income before income taxes         57,928     59,183     59,451     54,178     47,616     42,930     37,773     31,116
   % of sales                          19%        19%        20%        19%        19%        17%        16%        15%
-----------------------------------------------------------------------------------------------------------------------
Provision for income taxes         13,908     15,387     15,458     14,086     12,482     11,149      9,066      7,468
-----------------------------------------------------------------------------------------------------------------------
Net income                         44,020     43,796     43,993     40,092     35,134     31,781     28,707     23,648
   % of sales                          14%        14%        15%        14%        14%        13%        12%        11%
   Per share                          .26        .26        .26        .25        .22        .20        .18        .15
-----------------------------------------------------------------------------------------------------------------------
Shares used to compute
   earnings per share
   (in thousands)                 174,082    172,921    172,576    165,576    160,482    159,698    157,820    156,858
=======================================================================================================================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The response to this item is contained in part under the caption "EXECUTIVE OFFICERS OF THE COMPANY" in Part I hereof, and the remainder is contained in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on March 11, 1997 (the "1997 Proxy Statement") under the caption "Election of Directors" and is incorporated herein by reference.


ITEM 11.   EXECUTIVE COMPENSATION

The response to this item is contained in the Company's 1997 Proxy Statement under the captions "Directors' Compensation," "Executive Compensation," and "Severance and Other Agreements," and is incorporated herein by reference. Information relating to a delinquent filing of a Form 4 by an Executive Officer of the Company is contained in the Company's 1997 Proxy Statement under the caption "Beneficial Ownership Reporting Compliance."


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The response to this item is contained in the Company's 1997 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this item is contained in the Company's 1997 Proxy Statement under the caption "Transactions with Directors," and is incorporated herein by reference.

                                     PART IV


ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1.  FINANCIAL STATEMENTS

      The following consolidated financial statements are included in Item 8:

         -        Consolidated Statements of Income for the years ended November
                    2, 1996, October 28, 1995 and October 29, 1994
         -        Consolidated Balance Sheets as of November 2, 1996, October
                    28, 1995 and October 29, 1994
         -        Consolidated Statements of Stockholders' Equity for the years ended November 2, 1996, October 28, 1995 and October 29,
                    1994
         -        Consolidated Statements of Cash Flows for the years ended
                    November 2, 1996, October 28, 1995 and October 29, 1994

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

(a) 3.  LISTING OF EXHIBITS

      EXHIBIT
        NO.                      DESCRIPTION
      -------                    -----------

         3-1 Restated Articles of Organization of Analog Devices, Inc., as amended, filed as an exhibit to the Company's Form S-8 filed on May 30, 1996 and incorporated herein by reference.

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

         4-3 Indenture dated as of December 18, 1995 between Analog Devices, Inc. and State Street Bank and Trust Company, as Trustee, filed as exhibit to the Company's Form 10-K for the fiscal year ended October 28, 1995 and incorporated herein by reference.

*        4-4      Analog Devices, Inc. Deferred Compensation Plan, filed as
                  an exhibit to a Form S-8 filed on December 8, 1995 and incorporated herein by reference.

*        10-1     Bonus Plan of Analog Devices, Inc., filed herewith.

      EXHIBIT
        NO.                           DESCRIPTION
      -------                         -----------

*        10-2     1991 Restricted Stock Plan of Analog Devices, Inc., filed
                  herewith.

*        10-3     1980 Stock Option Plan of Analog Devices, Inc., as
                  amended, filed herewith.

*        10-4     1988 Stock Option Plan of Analog Devices, Inc., as
                  amended, filed as an exhibit to the Company's Form 10-K for the fiscal year ended October 31, 1992 and incorporated herein by reference.

*        10-5     1989 Director Stock Option Plan of Analog Devices, Inc.,
                  as amended, filed herewith.

*        10-6     1992 Director Option Plan of Analog Devices, Inc., filed
                  as an exhibit to the Company's Form 10-K for the fiscal year ended October 31, 1992 and incorporated herein by reference.

*        10-7     1994 Director Stock Option Plan of Analog Devices, Inc.,
                  filed as an exhibit to the Company's Form 10-K for the fiscal year ended October 29, 1994 and incorporated herein by reference.

         10-8 Lease agreement dated February 13, 1970 between Analog Devices, Inc. and the trustees of Campanelli Investment Trust, relating to the premises at 30 Perwal Street, Westwood, Massachusetts, filed as an exhibit to the Company's Form 10-K for the fiscal year ended October 29, 1994 and incorporated herein by reference.

         10-9 Amended and restated lease agreement dated May 1, 1992 between Analog Devices, Inc. and the trustees of Everett Street Trust relating to the premises at 3 Technology Way, Norwood, Massachusetts, filed as an exhibit to the Company's Form 10-K for the fiscal year ended October 31, 1992 and incorporated herein by reference.

         10-10 Guaranty dated as of May 1, 1994 between Analog Devices, Inc. and Metropolitan Life Insurance Company relating to the premises at 3 Technology Way, Norwood, Massachusetts, filed as an exhibit to the Company's Form 10-Q for the fiscal quarter ended April 30, 1994 and incorporated herein by reference.

         10-11 Letter Agreement dated as of May 18, 1994 between Analog Devices, Inc. and Metropolitan Life Insurance Company relating to the premises at 3 Technology Way, Norwood, Massachusetts, filed as an exhibit to the Company's Form 10-Q for the fiscal quarter ended April 30, 1994 and incorporated herein by reference.

         10-12 Reimbursement Agreement dated May 18, 1992 between Analog Devices, Inc. and the trustees of Everett Street Trust, filed as an exhibit to the Company's Form 10-K for the fiscal year ended October 31, 1992 and incorporated herein by reference.

         10-13 Lease agreement dated August 8, 1990 between Precision Monolithics, Inc. and Bourns, Inc. relating to the premises at 1525 Comstock Road, Santa Clara, California, filed herewith.

         10-14 Lease amendment dated May 1, 1996 to the Lease Agreement dated August 8, 1990 between Analog Devices, Inc. and Bourns, Inc., relating to premises located at 1525 Comstock Road, Santa Clara, California, filed as an exhibit to the Company's Form 10-Q for the fiscal quarter ended May 4, 1996 and incorporated herein by reference.

        EXHIBIT
          NO.                           DESCRIPTION
        -------                         -----------

         10-15 Lease agreement dated August 8, 1990, as amended, between Precision Monolithics, Inc. and Bourns, Inc. relating to the premises at 1500 Space Park Drive, Santa Clara, California, filed herewith.

         10-16 Lease amendment dated May 1, 1996 to the Lease Agreement dated August 8, 1990 between Analog Devices, Inc. and Bourns, Inc., relating to premises located at 1500 Space Park Drive, Santa Clara, California, filed as an exhibit to the Company's Form 10-Q for the fiscal quarter ended May 4, 1996 and incorporated herein by reference.

         10-17 Credit Agreement dated as of March 12, 1993 among Analog Devices, Inc. and Morgan Guaranty Trust Company of New York, Bank of America National Trust and Savings Association, Continental Bank, N.A., The First National Bank of Boston and Morgan Guaranty Trust Company of New York, as Agent, filed as an exhibit to the Company's Form 10-Q for the fiscal quarter ended May 1, 1993 and incorporated herein by reference.

         10-18 Amendment No. 1 dated as of May 18, 1993 to the Company's Credit Agreement dated March 12, 1993, filed as an exhibit to the Company's Form 10-Q for the fiscal quarter ended July 31, 1993 and incorporated herein by reference.

         10-19 Amendment No. 2 dated as of September 8, 1994 to the Company's Credit Agreement dated March 12, 1993, filed as an exhibit to the Company's Form 10-K for the fiscal year ended October 29, 1994 and incorporated herein by reference.

         10-20 Amendment No. 3 dated as of October 25, 1996 to the Company's Credit Agreement dated March 12, 1993, filed herewith.

         10-21 Term loan agreement dated as of November 12, 1991 between Analog Devices, Inc. and The First National Bank of Boston, filed as an exhibit to the Company's Form 10-K for the fiscal year ended November 2, 1991 and incorporated herein by reference.

*        10-22    Form of Employee Retention Agreement, as amended, filed
                  as an exhibit to the Company's Form 10-K for the fiscal year ended October 31, 1992 and incorporated herein by reference.

*        10-23    Employee Change in Control Severance Policy of Analog
                  Devices, Inc., as amended, filed as an exhibit to the Company's 10-K for the fiscal year ended October 30, 1993 and incorporated herein by reference.

*        10-24    Senior Management Change in Control Severance Policy of
                  Analog Devices, Inc., as amended, filed as an exhibit to the Company's 10-K for the fiscal year ended October 30, 1993 and incorporated herein by reference.

*        10-25    Description of Consulting Arrangement between Analog
                  Devices, Inc. and John L. Doyle, filed herewith.

*        10-26    Letter agreement between Analog Devices, Inc. and Jerald
                  G. Fishman dated December 15, 1994 relating to acceleration of stock options and restricted stock awards upon termination of employment, filed as an exhibit to the Company's Form 10-K for the fiscal year ended October 29, 1994 and incorporated herein by reference.

**       10-27    Option Agreement dated as of May 16, 1995 between Analog
                  Devices B.V. and Taiwan Semiconductor Manufacturing Company,
                  Ltd., filed as an exhibit to the Company's Form 10-Q for the fiscal quarter ended July 29, 1995 and incorporated herein by reference.

        EXHIBIT
          NO.                           DESCRIPTION
        -------                         -----------

**       10-28    Wafer Production Agreement dated as of May 16, 1995
                  between Taiwan Semiconductor Manufacturing Company, Ltd. and
                  Analog Devices B.V., filed as an exhibit to the Company's Form
                  10-Q for the fiscal quarter ended July 29, 1995 and incorporated herein by reference.

         10-29 Lease Agreement dated June 16, 1995 between Analog Devices, Inc. and Ferrari Brothers, relating to the premises at 610 Weddell Drive, Sunnyvale, California, filed herewith.

         10-30 Lease amendment dated March 1, 1996 to the Lease Agreement dated June 16, 1995 between Analog Devices, Inc. and Ferrari Brothers, relating to premises located at 610 Weddell Drive, Sunnyvale, California, filed as an exhibit to the Company's Form 10-Q for the fiscal quarter ended May 4, 1996 and incorporated herein by reference.

**       10-31    Manufacturing Agreement dated as of March 17, 1995
                  between Chartered Semiconductor Manufacturing Pte. Ltd. and
                  Analog Devices B.V., filed as an exhibit to the Company's Form
                  10-Q for the fiscal quarter ended February 3, 1996 and incorporated herein by reference.

**       10-32    Deposit Agreement dated January 30, 1996 between
                  Chartered Semiconductor Manufacturing Pte. Ltd. and Analog
                  Devices B.V., filed as an exhibit to the Company's Form 10-Q for the fiscal quarter ended February 3, 1996 and incorporated herein by reference.

         10-33 Lease Agreement dated February 8, 1996 between Analog Devices, Inc. and Massachusetts Institute of Technology, relating to premises located at 21 Osborn Street, Cambridge, Massachusetts, filed as an exhibit to the Company's Form 10-Q for the fiscal quarter ended February 3, 1996 and incorporated herein by reference.

**       10-34    Amended and Restated Limited Liability Company Agreement
                  of WaferTech, LLC, a Delaware limited liability company, dated as of August 9, 1996. Filed as Exhibit 10.47 to the Form 10-Q of Altera Corporation (File No. 0-16617) for the fiscal quarter ended June 30, 1996, and incorporated herein by reference.

**       10-35    Purchase Agreement by and between Taiwan Semiconductor
                  Manufacturing Co., Ltd., as seller and Analog Devices, Inc.,
                  Altera Corporation and Integrated Silicon Solutions, Inc., as buyers dated as of June 25, 1996. Filed as Exhibit 10.48 to the Form 10-Q of Altera Corporation (File No. 0-16617) for the fiscal quarter ended June 30, 1996, and incorporated herein by reference.

 *       10-36    Amendment No. 1 dated December 3, 1996 to the Analog Devices,
                  Inc. Trust Agreement for Deferred Compensation Plan, filed herewith.

         11-1     Computation of Earnings Per Share

         21       Subsidiaries of the Company, filed herewith.

         23       Consent of Ernst & Young LLP filed herewith.

         27       Financial Data Schedule

----------
* Management contracts and compensatory plan or arrangements required to be filed as an Exhibit pursuant to Item 14(c) of Form 10-K.

** Confidential treatment has been granted as to certain portions of these Exhibits.


(b)      REPORTS ON FORM 8-K

      The Company filed no reports on Form 8-K with the Securities and Exchange Commission during the fiscal quarter ended November 2, 1996.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ANALOG DEVICES, INC.
 (Registrant)

By:   /s/  Jerald G. Fishman                  By:   /s/  Joseph E. McDonough
      -----------------------------                 ---------------------------
      Jerald G. Fishman                             Joseph E. McDonough
      President                                     Vice President-Finance
      Chief Executive Officer                       and Chief Financial Officer
      and Director                                  (Principal Financial and
      (Principal Executive Officer)                 Accounting Officer)


Date: January 29, 1997                        Date: January 29, 1997
     ------------------------------                 ---------------------------


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


           NAME                        TITLE                    DATE
           ----                        -----                    ----
/s/   Ray Stata                Chairman of the Board      January 29, 1997
-------------------------
      Ray Stata

/s/   Jerald G. Fishman             President,            January 29, 1997
-------------------------      Chief Executive Officer
      Jerald G. Fishman             and Director


/s/   John L. Doyle                  Director             January 29, 1997
-------------------------
      John L. Doyle

/s/   Samuel H. Fuller               Director             January 29, 1997
-------------------------
      Samuel H. Fuller

/s/   Philip L. Lowe                 Director             January 29, 1997
-------------------------
      Philip L. Lowe

/s/   Gordon C. McKeague             Director             January 29, 1997
-------------------------
      Gordon C. McKeague

/s/   Joel Moses                     Director             January 29, 1997
-------------------------
      Joel Moses

/s/   Lester C. Thurow               Director             January 29, 1997
-------------------------
      Lester C. Thurow

                              ANALOG DEVICES, INC.
                           ANNUAL REPORT ON FORM 10-K
                           YEAR ENDED NOVEMBER 2, 1996
                                   ITEM 14(d)
                          FINANCIAL STATEMENT SCHEDULE

                              ANALOG DEVICES, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
       YEARS ENDED NOVEMBER 2, 1996, OCTOBER 28, 1995 AND OCTOBER 29, 1994
                                   (THOUSANDS)


                                             BALANCE AT            ADDITION                               BALANCE AT
                                            BEGINNING OF          CHARGED TO                                END OF
DESCRIPTION                                    PERIOD               EXPENSE             DEDUCTIONS          PERIOD
-----------                                    ------               -------             ----------          ------
INVENTORY RESERVE:

Year ended October 29, 1994                  $   1,797            $   1,281             $       -          $   3,078
                                             =========            =========             =========          =========
Year ended October 28, 1995                  $   3,078            $   1,399             $       -          $   4,477
                                             =========            =========             =========          =========
Year ended November 2, 1996                  $   4,477            $   6,041             $       -          $  10,518
                                             =========            =========             =========          =========


ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Year ended October 29, 1994                  $   2,395            $   4,477             $     469          $   6,403
                                             =========            =========             =========          =========
Year ended October 28, 1995                  $   6,403            $     435             $   2,399          $   4,439
                                             =========            =========             =========          =========
Year ended November 2, 1996                  $   4,439            $   3,499             $     564          $   7,374
                                             =========            =========             =========          =========