Form 10-Q
period 1997-02-01
ANALOG DEVICES INC
filed 1997-03-17
CIK 6281

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    Form 10-Q
(Mark One)
  [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended February 1, 1997

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

     The number of shares outstanding of each of the issuer's classes of Common Stock as of February 28, 1997 was 159,989,045 shares of Common Stock.

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS

ANALOG DEVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(thousands except per share amounts)
                                                       Three Months Ended
                                                       ------------------

                                              February 1, 1997    February 3, 1996
                                              ----------------    ----------------

Net sales                                         $292,063            $280,769

Cost of sales                                      148,621             138,219
                                                  --------            --------

Gross margin                                       143,442             142,550

Operating expenses:
   Research and development                         45,704              40,857
   Selling, marketing, general and
    administrative                                  45,131              48,803
                                                  --------            --------
                                                    90,835              89,660
                                                  --------            --------

Operating income                                    52,607              52,890

Nonoperating expenses (income):
   Interest expense                                  3,780               1,828
   Interest income                                  (3,394)             (3,899)
   Other                                                (7)                783
                                                  --------             -------
                                                       379              (1,288)
                                                  --------             -------

Income before income taxes                          52,228              54,178

Provision for income taxes                          13,048              14,086
                                                  --------            --------

Net income                                        $ 39,180            $ 40,092
                                                  ========            ========


Shares used to compute earnings per share          175,950             165,576
                                                  ========            ========


Earnings per share of common stock                $   0.23            $   0.25
                                                  ========            ========


See accompanying notes.

ANALOG DEVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands)

Assets                          February 1, 1997   November 2, 1996   February 3, 1996
                                ----------------   ----------------   ----------------
Cash and cash equivalents         $  248,142         $  210,109         $  195,549
Short-term investments                19,682             89,810            174,355
Accounts receivable, net             242,921            241,847            190,400
Inventories:
   Finished goods                     63,724             72,039             48,839
   Work in process                   118,142            115,799             84,398
   Raw materials                      30,441             31,039             24,531
                                  ----------         ----------         ----------
                                     212,307            218,877            157,768
Deferred tax assets                   45,000             44,879             41,700
Prepaid expenses                      15,896             14,728             12,926
                                  ----------         ----------         ----------
   Total current assets              783,948            820,250            772,698
                                  ----------         ----------         ----------

Property, plant and equipment,
  at cost:
   Land and buildings                143,183            140,776            139,658
   Machinery and equipment           831,436            800,086            686,776
   Office equipment                   50,123             46,307             43,855
   Leasehold improvements             81,320             80,099             45,164
                                  ----------         ----------         ----------
                                   1,106,062          1,067,268            915,453
Less accumulated depreciation
    and amortization                 504,150            483,946            438,930
                                  ----------         ----------         ----------
   Net property, plant and
    equipment                        601,912            583,322            476,523
                                  ----------         ----------         ----------

Investments                          116,059             68,382             20,784
Intangible assets, net                16,310             16,846             16,722
Deferred charges and other
  assets                              26,257             26,885             22,650
                                  ----------         ----------         ----------
   Total other assets                158,626            112,113             60,156
                                  ----------         ----------         ----------
                                  $1,544,486         $1,515,685         $1,309,377
                                  ==========         ==========         ==========




See accompanying notes.

ANALOG DEVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands except share amounts)


Liabilities and Stockholders'
 Equity                          February 1, 1997  November 2, 1996  February 3, 1996
                                 ----------------  ----------------  ----------------
Short-term borrowings and current
  portion of long-term debt         $    1,434         $      178       $    2,193
Obligations under capital leases        11,445             10,960            7,024
Accounts payable                        79,167             90,177           96,243
Deferred income on shipments to
  domestic distributors                 34,074             38,400           34,182
Income taxes payable                    50,393             46,459           35,717
Accrued liabilities                     70,507             84,062           82,101
                                    ----------         ----------       ----------
      Total current liabilities        247,020            270,236          257,460
                                    ----------         ----------       ----------

Long-term debt                         310,000            310,000          310,000
Noncurrent obligations under
  capital leases                        47,625             43,666           26,248
Deferred income taxes                   18,000             16,992            6,000
Other noncurrent liabilities            15,797             11,956            8,516
                                    ----------         ----------       ----------
      Total noncurrent liabilities     391,422            382,614          350,764
                                    ----------         ----------       ----------

Commitments and Contingencies

Stockholders' equity:
   Preferred stock, $1.00 par value,
    500,000 shares authorized,
    none outstanding                         -                -                  -
   Common stock, $.16 2/3 par value,
    600,000,000 shares authorized,
    159,886,615 shares issued
    (158,745,219 in November 1996,
    114,990,492 in February 1996)       26,648             26,458           19,165
   Capital in excess of par value      181,379            176,357          155,173
   Retained earnings                   692,546            653,365          521,556
Cumulative translation adjustment        5,982              6,655            5,574
                                    ----------         ----------       ----------
                                       906,555            862,835          701,468
   Less 21,120 shares in treasury,
    at cost (none in November 1996,
    and 50,713 in February 1996)           511                  -              315
                                    ----------         ----------       ----------
       Total stockholders' equity      906,044            862,835          701,153
                                    ----------         ----------       ----------
                                    $1,544,486         $1,515,685       $1,309,377
                                    ==========         ==========       ==========


See accompanying notes.

ANALOG DEVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(thousands)

                                                          Three Months Ended
                                                          ------------------

                                                February 1, 1997     February 3, 1996
                                                ----------------     ----------------

OPERATIONS
Cash flows from operations:
  Net income                                        $ 39,180              $ 40,092
  Adjustments to reconcile net income
   to net cash provided by operations:
     Depreciation and amortization                    23,792                17,263
     Deferred income taxes                               995                   992
     Other noncash expenses                              (81)                   25
     Changes in operating assets and liabilities     (16,993)              (25,143)
                                                    --------              --------
  Total adjustments                                    7,713                (6,863)
                                                    --------              --------
Net cash provided by operations                       46,893                33,229
                                                    --------              --------

INVESTMENTS Cash flows from investments:
   Maturities of short-term investments
     available for sale                               70,128                47,082
   Long-term investments                             (47,677)                    -
   Additions to property, plant and equipment, net   (42,022)              (62,059)
   Increase in other assets                              312               (11,797)
   Purchase of short-term investments available
     for sale                                              -              (139,627)
                                                    --------              --------

Net cash used for investments                        (19,259)             (166,401)
                                                    --------              --------

FINANCING ACTIVITIES
Cash flows from financing activities:
   Proceeds from equipment financing                   7,123                35,000
   Proceeds from employee stock plans                  3,985                   684
   Payments on capital lease obligations              (2,718)               (1,788)
   Net increase (decrease) in variable
     rate borrowings                                    (973)                   12
   Net proceeds from issuance of long-term debt            -               224,385
   Payments on long-term debt                              -                     -
                                                    --------              --------
Net cash provided by (used for) financing
   activities                                          7,417               258,293
                                                    --------              --------

Effect of exchange rate changes on cash                2,982                 1,125
                                                    --------              --------

Net increase (decrease) in cash and cash
   equivalents                                        38,033               126,246
Cash and cash equivalents at beginning of period     210,109                69,303
                                                    --------              --------
Cash and cash equivalents at end of period          $248,142              $195,549
                                                    ========              ========

SUPPLEMENTAL INFORMATION
Cash paid during the period for:
   Income taxes                                     $  6,839              $ 24,122
                                                    ========              ========
   Interest                                         $  4,688              $    170
                                                    ========              ========



See accompanying notes.

Analog Devices, Inc.
Notes to Condensed Consolidated Financial Statements
February 1, 1997



Note 1 - In the opinion of management, the information furnished in the accompanying financial statements reflects all adjustments, consisting only of normal recurring adjustments, which are necessary to fairly state the results for this interim period and should be read in conjunction with the most recent Annual Report to Stockholders.

Note 2 - Certain amounts reported in the previous year have been reclassified to conform to the 1997 presentation.

Note 3 - Impairment of Long-Lived Assets

The adoption by the Company on November 3, 1996 of the Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", did not materially affect the Company's consolidated financial statements.

In the event that facts and circumstances indicate the Company's assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required.

Note 4 - Stock-Based Compensation

Effective November 3, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation". SFAS No. 123 requires the recognition of, or disclosure of, compensation expense for grants of stock options or other equity instruments issued to employees based on their fair value at the date of grant. As permitted by SFAS No. 123, the Company elected the disclosure requirements instead of recognition of compensation expense and therefore will continue to apply existing accounting rules.

Note 5 - Investments

During fiscal 1996 the Company entered into a joint venture agreement with Taiwan Semiconductor Manufacturing Company and other investors for the construction and operation of a semiconductor fabrication facility in Camas, Washington. The Company acquired an 18% equity ownership in the joint venture, known as WaferTech, in return for a $140 million investment. In December 1996, the Company paid the second installment of $42 million to WaferTech. The remaining installment of $56 million is due on November 3, 1997.

Note 6 - Commitments and Contingencies

As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended November 2, 1996, the Company is no longer engaged in an enforcement proceeding brought by the International Trade Commission ("ITC") related to previously settled patent infringement litigation with Texas Instruments, Inc. However, the ITC has referred certain related matters to the Department of Justice. The Company is unable to determine what, if any, action may be taken by the Department of Justice, but the Company plans to vigorously defend itself in the event that any enforcement action is taken by the Department of Justice on any of the matters referred to it by the ITC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

First Quarter of Fiscal 1997 Compared to the First Quarter of Fiscal 1996

Net sales for the 13-week first quarter of 1997 increased 4% to $292 million, as compared to net sales of $281 million for the 14-week first quarter of fiscal 1996. The sales increase was principally attributable to increased sales volumes of system-level IC products which rose 20% from the first quarter of fiscal 1996. This growth resulted from continuing strength in the communications market and increased demand for general-purpose digital signal processing products. System-level IC sales comprised approximately 38% of total first quarter revenues compared to 33% of revenues for the first quarter of fiscal 1996.

During the first quarter of fiscal 1997 the Company continued to experience a slowdown in incoming order rates as end use customers and distributors adjusted their order patterns in recognition of their inventory levels and the much shorter lead times being offered by the Company and other suppliers in the semiconductor industry. As a result of the current market environment, the Company will be more dependent on orders that are received and shipped in the same quarter, which is typically associated with shortened lead times.

Sales of standard linear IC products ("SLICs"), which continue to make up the largest and most profitable part of the Company's business declined 2% from the same period last year. Sales of SLIC products accounted for 58% of total sales, down from 61% one year ago reflecting the revenue growth experienced in the system-level IC business.

Sales in the Southeast Asia region, which increased 62% from last year, were driven principally by increased sales of communications products and hard disk drive products. Sales to European customers increased 9% from the year earlier period with much of this growth resulting from the Company's continued penetration of applications in the communications market, particularly in handsets and basestations used in the GSM (Global System for Mobile Communications) digital cellular telephone system now widely deployed in Europe. In North America sales remained virtually flat over the same period last year as the increase in distributor sales was offset by the decline in OEM sales. Sales in Japan decreased 28% from the first quarter of 1996 due partly to a stronger average dollar to yen exchange rate and weakness in the industrial markets.

Gross margin was 49.1% of sales in the first quarter of fiscal 1997 compared to 50.8% in the first quarter of fiscal 1996. The reduction in gross margin was principally due to a change in the mix of products sold, increased costs associated with the new manufacturing facilities and competitive pricing pressures.

Research and development expense for the first quarter of fiscal 1997 grew 12% over the same quarter last year to 15.6% of sales compared to 14.6% for the first quarter of fiscal 1996 as the Company continued to increase its R&D investment in opportunities in communications, computers, digital signal processing, accelerometer and linear ICs.

Selling, marketing, general and administrative (SMG&A) expense decreased by 7.5% from the year earlier period. As a percentage of sales SMG&A decreased for the first quarter to 15.5% from 17.4% in the first quarter of fiscal 1996. This decline is a result of the Company's commitment to constrain spending, extended vacation shutdowns during the first quarter of fiscal 1997 and the fact that the first quarter of 1997 was a 13-week quarter versus a 14-week quarter in 1996.

The operating income ratio declined to 18.0% of sales compared to 18.8% for the first quarter of fiscal 1996. This was primarily a result of the decreased gross margin ratio which was partially offset by the improved SMG&A expense-to-sales ratio.

Interest expense increased $2 million from the year earlier period due to the outstanding $230 million of 3 1/2% Convertible Subordinated Notes which were issued during the first quarter of fiscal 1996, and increased expense related to capitalized leases. Interest income decreased $.5 million as a result of a lower level of invested cash during the first quarter of fiscal 1997 as compared to the first quarter of fiscal 1996.

The effective income tax rate decreased from 26.0% of sales for the year ago quarter to 25.0% for the first quarter of fiscal 1997 due to a shift in the mix of worldwide profits.

First Quarter of Fiscal 1997 Compared to the Fourth Quarter of Fiscal 1996

Net sales declined from $305 million from the fourth quarter of fiscal 1996 to $292 million for the first quarter of 1997. This slowdown appeared to be due to the continued broadbased inventory correction by end use customers and distributors in response to the shorter lead times available for many products from the Company and other suppliers. In addition, computer audio sales decreased approximately $10 million as a result of software issues associated with audio products which were experienced in the first quarter. During the first quarter of fiscal 1997 SLIC sales increased 5.8% from the prior quarter levels suggesting that the inventory correction phase may be easing. Geographically sales decreased in most regions of the world, with the exception of Japan which increased 2%.

The gross margin-to-sales ratio for the first quarter of fiscal 1997 declined to 49.1% compared to the fourth quarter's 50.1%. This reduction was due to a change in the mix of products sold, increased costs associated with the new manufacturing facilities and competitive pricing pressures.

Research and development expenses were 15.6% of sales for the first quarter of fiscal 1997 compared to 15.3% for the fourth quarter of fiscal 1997 as the funding of new product development continued.

SMG&A expenses decreased $3 million compared to the prior quarter in dollars and as a percentage of sales decreased from 15.9% to 15.5% as a result of tightened spending and scheduled vacation shutdowns.

Nonoperating expenses increased $.7 million from the previous quarter principally due to a decrease in interest income earned on lower levels of invested cash.

Net income decreased 11%, from $44 million or $.26 per share for the fourth quarter of fiscal 1996 to $39 million or $.23 per share for the first quarter of fiscal 1997. This is principally due to the decline in net sales from the fourth quarter of fiscal 1996 to the first quarter of fiscal 1997.

Liquidity and Capital Resources

At February 1, 1997, cash, cash equivalents and short-term investments totaled $268 million, a decrease of $32 million from the fourth quarter of fiscal 1996 and a decrease of $102 million from the first quarter of fiscal 1996. The decrease in cash, cash equivalents and short-term investments from the first and fourth quarters of fiscal 1996 was a result of cash used for investing activities including capital expenditures and investments made to secure wafer supply.

Cash provided by operating activities was $47 million or 16% of sales in the first quarter of 1997 compared to $33 million or 12% of sales in the first quarter of 1996. The change in operating cash flow from the year earlier period was principally due to increased depreciation and a change in working capital requirements associated with inventory and in various liability accounts.

Accounts receivable totaled $243 million at the end of the first quarter of fiscal 1997, an increase of $1 million from the fourth quarter of fiscal 1996 and an increase of $52 million from the first quarter of fiscal 1996. The number of days sales outstanding was 62, 72 and 76 for the first quarter of 1996, the fourth quarter of 1996 and the first quarter of fiscal 1997, respectively. The principal cause of the increase in the number of days sales outstanding is due to a larger percentage of the shipments occurring in the last month of the first quarter of fiscal 1997 than occurred in the last month of the first or fourth quarter of 1996. Additionally, there has been a change in the geographic mix of sales from the first quarter of 1996 to the first quarter of 1997 which resulted in increased sales in areas with typically longer payment terms.

Inventories decreased $7 million or 3% to $212 million as compared to the fourth quarter of fiscal 1996, and increased $55 million or 35% compared to the first quarter of fiscal 1996. The decrease from the prior period is due primarily to a shorter production cycle in the first quarter as most manufacturing operations shutdown over the holidays. The growth from the prior year is primarily due to the fact that in the first quarter of fiscal 1996 the Company had been manufacturing capacity constrained which resulted in inventory amounts below optimum levels. During fiscal 1996 there was a build in inventory levels necessary to service increasing sales volumes. Inventories as a percentage of annualized quarterly sales remained flat compared to the fourth quarter of fiscal 1996 at 18% and increased from 14% for the first quarter of fiscal 1996.

Accounts payable and accrued liabilities decreased $25 million or 14% from the prior quarter due primarily to decreased capital spending as the Company's capacity expansion programs neared completion.

Net additions to property, plant and equipment of $42 million for the first quarter of fiscal 1997 were funded with a combination of internally generated cash flow from operations and cash on hand. The expenditures in the first quarter related to ongoing improvement of the Company's existing wafer fabrication facilities in Wilmington, Massachusetts and Limerick, Ireland. The Company is continuing to develop its facility in Cambridge, Massachusetts which will be used for the production of accelerometer and other micromachined products. In addition, the Company continued the development of the six-inch wafer fabrication module located in Sunnyvale, California. This facility is still in the process of being upgraded and modernized and a CBCMOS process is currently being developed. The Company also completed the facilitization of the new assembly and test site in the Philippines and production is scheduled to commence during the second quarter of fiscal 1997. These expansion programs caused depreciation expense to increase.

In December 1996, based on the joint venture agreement with TSMC and other investors, the Company paid the second installment of $42 million to WaferTech. During fiscal 1996 the Company entered into this joint venture agreement for the construction and operation of a semiconductor fabrication facility in Camas, Washington. The Company acquired an 18% equity ownership in the joint venture, known as WaferTech, in return for a $140 million investment. The remaining installment of $56 million is due on November 3, 1997.

The Company currently plans to make capital expenditures of approximately $175 million during fiscal 1997, primarily in connection with the continued expansion of its manufacturing capacity.

At February 1, 1997, substantially all of the Company's lines of credit were unused, including its $60 million credit facility which expires in 2000.

The Company believes that its existing sources of liquidity and cash expected to be generated from future operations, together with current and anticipated available long-term financing, will be sufficient to fund operations, capital expenditures and research and development efforts for the foreseeable future.

Litigation

As set forth in Note 6 to the Condensed Consolidated Financial Statements contained in this Form 10-Q for the fiscal quarter ended February 1, 1997, the Company is no longer engaged in an enforcement proceeding brought by the International Trade Commission ("ITC") related to previously settled patent infringement litigation with Texas Instruments, Inc. However, the ITC has referred certain related matters to the Department of Justice. The Company is unable to determine what, if any, action may be taken by the Department of Justice, but the Company plans to vigorously defend itself in the event that any enforcement action is taken by the Department of Justice on any of the matters referred to it by the ITC.

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

During fiscal 1996, the Company increased substantially its manufacturing capacity through both expansion of its production facilities and increased access to third-party foundries; there can be no assurance that the Company will not encounter unanticipated production problems at either its own facilities or at third-party foundries; or if the demand were to increase significantly that the increased capacity would be sufficient to satisfy demand for its products. The Company relies, and plans to continue to rely, on assembly and test subcontractors and on third-party wafer fabricators to supply most of its wafers that can be manufactured using industry-standard digital processes, and such reliance involves several risks, including reduced control over delivery schedules, manufacturing yields and costs. In addition, the Company's capacity additions will result in a significant increase in operating expenses, and if revenue levels do not increase to offset these additional expense levels, the Company's future operating results could be adversely affected, including the potential adverse impact in operating results for "take or pay" covenants in certain of its supply agreements. With its greater capacity relative to demand, the Company has increased its levels of inventory. The Company's business is subject to rapid technological changes and there can be no assurance that products stocked in inventory will not be rendered obsolete before they are utilized by the Company.

For the first quarter of fiscal 1997, 59% of the Company's revenues were derived from customers in international markets. The Company has manufacturing facilities in Ireland, the Philippines and Taiwan. The Company is therefore subject to the economic and political risks inherent in international operations, including expropriation, air transportation disruptions, currency controls and changes in currency exchange rates, tax and tariff rates and freight rates. Although the Company engages in certain hedging transactions to reduce its exposure to currency exchange rate fluctuations, there can be no assurance that the Company's competitive position will not be adversely affected by changes in the exchange rate of the U.S. dollar against other currencies.

During the past quarter manufacturing constraints have eased and while the Company intends to ensure that its manufacturing capacity and demand for its products are in relative balance, no assurance can be given that from time to time an imbalance between the Company's manufacturing capacity and the demand for its products would not occur. Any such imbalance could adversely affect the Company's consolidated results of operations.

The semiconductor industry is characterized by frequent claims and litigation involving patent and other intellectual property rights. The Company has from time to time received, and may in the future receive, claims from third parties asserting that the Company's products or processes infringe their patents or other intellectual property rights. In the event a third party makes a valid intellectual property claim and a license is not available on commercially reasonable terms, the Company's operating results could be materially and adversely affected. Litigation may be necessary to enforce patents or other intellectual property rights of the Company or to defend the Company against claims of infringement, and such litigation can be costly and divert the attention of key personnel. See Item 3 - "Legal Proceedings" from the Company's Annual Report on Form 10K for the fiscal year ended November 2, 1997 for information concerning pending litigation involving the Company. An adverse outcome in such litigation, may, in certain cases, have a material adverse effect on the Company's consolidated financial position or on its consolidated results of operations or cash flows in the period in which the litigation is resolved.

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

                           PART II - OTHER INFORMATION
                              ANALOG DEVICES, INC.




Item 6.  Exhibits and reports on Form 8-K

    (a)  See Exhibit Index
    (b)  Form 8-K - Reporting Date - November 5, 1996
         Item Reported - Item 5. Other Events. On November 5, 1996 the Registrant filed information relating to the appointment of Jerald G. Fishman, the Company's President and Chief Operating Officer, to the position of President and Chief Executive Officer, effective November 2, 1996, succeeding Ray Stata, the Company's founder, Chairman of the Board and Chief Executive Officer.

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



                                           Analog Devices, Inc.
                                           -------------------
                                               (Registrant)



Date:  March 17, 1997                       By: /s/ Jerald G. Fishman
                                                -------------------------------
                                            Jerald G. Fishman
                                            President and
                                            Chief Executive Officer
                                            (Principal Executive Officer)



Date:  March 17, 1997                       By: /s/ Joseph E. McDonough
                                                -------------------------------
                                            Joseph E. McDonough
                                            Vice President-Finance
                                            and Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)

                                  EXHIBIT INDEX
                              Analog Devices, Inc.



Item

10.1 1988 Stock Option Plan of Analog Devices, Inc., as amended, filed herewith.

10.2 1994 Director Stock Option Plan of Analog Devices, Inc., as amended, filed herewith.

11.1    Computation of Earnings per Share.

27      Financial Data Schedule