Form 10-Q
period 1997-05-03
ANALOG DEVICES INC
filed 1997-06-17
CIK 6281

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    Form 10-Q
(Mark One)
  [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended May 3, 1997

                                       OR

  [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the Transition period from _______________ to ________________

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

                             ----------------------


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

    The number of shares outstanding of each of the issuer's classes of Common Stock as of May 30, 1997 was 160,389,645 shares of Common Stock.

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

ANALOG DEVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(thousands except per share amounts)

                                                      Three Months Ended
                                                   -------------------------

                                                   May 3, 1997   May 4, 1996
                                                   -----------   -----------

Net sales                                           $300,813      $303,328

Cost of sales                                        150,544       150,362
                                                    --------      --------

Gross margin                                         150,269       152,966

Operating expenses:
   Research and development                           47,768        44,848
   Selling, marketing, general and
    administrative                                    46,859        50,017
                                                    --------      --------
                                                      94,627        94,865
                                                    --------      --------

Operating income                                      55,642        58,101

Nonoperating expenses (income):
   Interest expense                                    2,973         3,040
   Interest income                                    (3,976)       (4,807)
   Other                                                 477           417
                                                    --------      --------
                                                        (526)       (1,350)
                                                    --------      --------

Income before income taxes                            56,168        59,451

Provision for income taxes                            14,051        15,458
                                                    --------      --------

Net income                                          $ 42,117      $ 43,993
                                                    ========      ========

Shares used to compute earnings per share            176,721       172,576
                                                    ========      ========

Earnings per share of common stock                  $   0.25      $   0.26
                                                    ========      ========



See accompanying notes.

ANALOG DEVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(thousands except per share amounts)

                                                       Six Months Ended
                                                   -------------------------

                                                   May 3, 1997   May 4, 1996
                                                   -----------   -----------

Net sales                                           $592,876      $584,097

Cost of sales                                        299,165       288,581
                                                    --------      --------

Gross margin                                         293,711       295,516

Operating expenses:
   Research and development                           93,472        85,705
   Selling, marketing, general and
    administrative                                    91,990        98,820
                                                    --------      --------
                                                     185,462       184,525
                                                    --------      --------

Operating income                                     108,249       110,991

Nonoperating expenses (income):
   Interest expense                                    6,753         4,868
   Interest income                                    (7,370)       (8,706)
   Other                                                 470         1,200
                                                    --------      --------
                                                        (147)       (2,638)
                                                    --------      --------

Income before income taxes                           108,396       113,629

Provision for income taxes                            27,099        29,544
                                                    --------      --------

Net income                                          $ 81,297      $ 84,085
                                                    ========      ========

Shares used to compute earnings per share            176,336       169,080
                                                    ========      ========

Earnings per share of common stock                  $   0.48      $   0.51
                                                    ========      ========



See accompanying notes.

ANALOG DEVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)


Assets                            May 3, 1997    November 2, 1996    May 4, 1996
                                  -----------    ----------------    -----------


Cash and cash equivalents         $  234,393        $  210,109       $  224,903
Short-term investments                68,198            89,810          112,573
Accounts receivable, net             242,733           241,847          212,825
Inventories:
   Finished goods                     59,243            72,039           55,078
   Work in process                   129,092           115,799          107,046
   Raw materials                      29,444            31,039           29,351
                                  ----------        ----------       ----------
                                     217,779           218,877          191,475
Deferred tax assets                   54,500            44,879           42,000
Prepaid expenses                      16,060            14,728           13,181
                                  ----------        ----------       ----------
   Total current assets              833,663           820,250          796,957
                                  ----------        ----------       ----------

Property, plant and equipment,
  at cost:
   Land and buildings                143,677           140,776          140,740
   Machinery and equipment           856,606           800,086          725,172
   Office equipment                   53,230            46,307           43,239
   Leasehold improvements             81,599            80,099           58,482
                                  ----------        ----------       ----------
                                   1,135,112         1,067,268          967,633
Less accumulated depreciation
    and amortization                 525,933           483,946          452,225
                                  ----------        ----------       ----------
   Net property, plant and
    equipment                        609,179           583,322          515,408
                                  ----------        ----------       ----------

Investments                          122,343            68,382           24,135
Intangible assets, net                15,817            16,846           16,214
Deferred charges and other
  assets                              31,838            26,885           18,986
                                  ----------        ----------       ----------
   Total other assets                169,998           112,113           59,335
                                  ----------        ----------       ----------
                                  $1,612,840        $1,515,685       $1,371,700
                                  ==========        ==========       ==========



See accompanying notes.

ANALOG DEVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands except share amounts)


Liabilities and Stockholders'
  Equity                              May 3, 1997   November 2, 1996     May 4, 1996
                                      -----------   ----------------     -----------


Short-term borrowings and current
  portion of long-term debt           $    2,472       $      178        $    4,013
Obligations under capital leases          11,651           10,960             8,422
Accounts payable                          84,566           90,177            93,507
Deferred income on shipments to
  domestic distributors                   36,311           38,400            35,931
Income taxes payable                      56,586           46,459            29,632
Accrued liabilities                       81,001           84,062            94,097
                                      ----------       ----------        ----------
      Total current liabilities          272,587          270,236           265,602
                                      ----------       ----------        ----------

Long-term debt                           310,000          310,000           310,000
Noncurrent obligations under
  capital leases                          44,627           43,666            33,037
Deferred income taxes                     20,000           16,992             6,500
Other noncurrent liabilities              17,024           11,956             9,418
                                      ----------       ----------        ----------
      Total noncurrent liabilities       391,651          382,614           358,955
                                      ----------       ----------        ----------

Commitments and Contingencies

Stockholders' equity:
   Preferred stock, $1.00 par value,
    500,000 shares authorized,
    none outstanding                           -                -                 -
   Common stock, $.16 2/3 par value,
    600,000,000 shares authorized,
    160,285,212 shares issued
    (158,745,219 in November 1996,
    115,580,780 in May 1996)              26,715           26,458            19,264
   Capital in excess of par value        182,678          176,357           157,455
   Retained earnings                     734,663          653,365           565,549
   Cumulative translation adjustment       5,199            6,655             5,379
                                      ----------       ----------         ---------
                                         949,255          862,835           747,647
   Less 26,464 shares in treasury,
    at cost (none in November 1996,
    and 57,730 in May 1996)                  653                -               504
                                      ----------       ----------        ----------
       Total stockholders' equity        948,602          862,835           747,143
                                      ----------       ----------        ----------
                                      $1,612,840       $1,515,685        $1,371,700
                                      ==========       ==========        ==========


See accompanying notes.

ANALOG DEVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(thousands)                                               Six Months Ended
                                                      ------------------------

                                                      May 3, 1997  May 4, 1996
                                                      -----------  -----------
OPERATIONS
Cash flows from operations:
  Net income                                           $  81,297    $  84,085
  Adjustments to reconcile net income
   to net cash provided by operations:
     Depreciation and amortization                        48,564       37,106
     Deferred income taxes                                 2,985        1,477
     Other noncash income                                   (116)        (674)
     Changes in operating assets and liabilities          (6,232)     (76,235)
                                                       ---------    ---------
  Total adjustments                                       45,201      (38,326)
                                                       ---------    ---------
Net cash provided by operations                          126,498       45,759
                                                       ---------    ---------

INVESTMENTS
Cash flows from investments:
   Maturities of short-term investments
     available for sale                                   89,810      118,495
   Additions to property, plant and equipment, net       (73,748)    (120,056)
   Purchases of short-term investments
     available for sale                                  (68,198)    (154,258)
   Long-term investments                                 (53,961)           -
   Maturities of short-term investments
     held to maturity                                          -        5,000
   Increase in other assets                               (5,524)     (11,550)
                                                       ---------    ---------
Net cash used for investments                           (111,621)    (162,369)
                                                       ---------    ---------

FINANCING ACTIVITIES
Cash flows from financing activities:
   Proceeds from equipment financing                       7,123       44,028
   Payments on capital lease obligations                  (5,505)      (2,629)
   Proceeds from employee stock plans                      4,791        2,661
   Net increase (decrease) in variable rate borrowings    (1,964)       1,914
   Net proceeds from issuance of long-term debt                -      224,385
                                                       ---------    ---------

Net cash used for financing activities                     4,445      270,359
                                                       ---------    ---------

Effect of exchange rate changes on cash                    4,962        1,851
                                                       ---------    ---------

Net increase in cash and cash equivalents                 24,284      155,600
Cash and cash equivalents at beginning of period         210,109       69,303
                                                       ---------    ---------
Cash and cash equivalents at end of period             $ 234,393    $ 224,903
                                                       =========    =========

SUPPLEMENTAL INFORMATION
Cash paid during the period for:
   Income taxes                                        $  21,640    $  44,981
                                                       =========    =========
   Interest                                            $   8,114    $   3,115
                                                       =========    =========


See accompanying notes.

Analog Devices, Inc.
Notes to Condensed Consolidated Financial Statements
May 3, 1997

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

Note 6 - Pro Forma Earnings Per Share

The Company computes its earnings per share in accordance with the provisions of the Accounting Principles Board's Opinion No. 15 ("APB 15"), "Earnings Per Share". In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which supersedes APB 15 and is required to be adopted in financial statements issued after December 31, 1997. For the first quarter of fiscal 1998, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, primary and fully diluted earnings per share will be replaced by basic and diluted earnings per share. Basic earnings per share is computed based only on the weighted average number of common shares outstanding during the period and the dilutive effect of stock options is excluded. Diluted earnings per share is computed in essentially the same manner as fully diluted earnings per share with some exceptions. The primary exception affecting the Company is that the dilutive effect of stock options is always based on the average market price of the stock during the period, not the higher of the average and period end market price as required under APB 15.

Analog Devices, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
May 3, 1997

Note 6 - Pro Forma Earnings Per Share (Continued)

Had the Company computed its earnings per share based on SFAS No. 128, the pro forma amounts for basic and diluted earnings per share would have been as follows:

                                  Three Months Ended            Six Months Ended
                              May 3, 1997   May 4, 1996   May 3, 1997   May 4, 1996
                              -----------   -----------   -----------   -----------
Basic Earnings Per Share         $0.27         $0.29         $0.52         $0.55
Diluted Earnings Per Share       $0.25         $0.26         $0.48         $0.51

Note 7 - Commitments and Contingencies

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Second Quarter of Fiscal 1997 Compared to the Second Quarter of Fiscal 1996

Net sales for the second quarter of 1997 were $301 million, as compared to net sales of $303 million for the second quarter of fiscal 1996. Standard linear IC ("SLICs") revenues increased 3% from the prior year period, as demand for communications and industrial-related products increased. SLIC revenues comprised approximately 61% of total second quarter revenues compared to 58% of revenues for the second quarter of fiscal 1996. Revenues from system-level products decreased from the year earlier period due primarily to a decline in demand for computer audio products. Sales in the Southeast Asia region, which increased 23% from last year, were driven principally by increased sales of communications products. Sales in Japan decreased 20% from the second quarter of 1996 due partly to a stronger average dollar to yen exchange rate and weakness in the Japanese industrial markets. Sales in North America and Europe remained virtually flat over the same period last year.

Gross margin decreased slightly from 50.4% of sales for the prior year to 50.0% of sales for the second quarter of fiscal 1997. The reduction in gross margin was principally due to a change in the mix of products sold, increased costs associated with the new manufacturing facilities and competitive pricing pressures.

R&D expense was $48 million, an increase of $3 million or 7% from the second quarter of fiscal 1996, as the Company continued to increase its R&D investment in opportunities in communications, computers, digital signal processing, accelerometer and linear ICs.

Selling, marketing, general & administrative ("SMG&A") expense of $47 million was $3 million or 6% lower than the prior year quarter. The SMG&A expense-to-sales ratio was reduced to 15.6% of sales compared to 16.5% for the year-ago quarter. This decline is a result of the Company's commitment to constrain spending during a cyclical softening of demand.

As a result of the above, the operating income ratio declined to 18.5% of sales compared to 19.2% for the second quarter of fiscal 1996.

In total, nonoperating income decreased $0.8 million from the year-ago period principally due to a decrease in interest income earned on lower levels of invested cash.

The effective income tax rate decreased from 26.0% of sales for the second quarter of fiscal 1996 to 25.0% for the second quarter of fiscal 1997 due to a shift in the mix of worldwide profits.

Net income decreased 4%, from $44 million or $0.26 per share for the second quarter of fiscal 1996 to $42 million or $0.25 per share for the second quarter of fiscal 1997.

Second Quarter of Fiscal 1997 Compared to the First Quarter of Fiscal 1997

Net sales increased from $292 million for the first quarter of fiscal 1997 to $301 million for the second quarter of fiscal 1997, an increase of $9 million or 3%. Strengthening SLIC demand was responsible for the quarter-to-quarter increase. This increase more than offset a decrease in system-level IC sales which was due to a decline in demand for computer audio products and the transition of product generations for GSM (Global Systems for Mobile Communications) chipsets during the second quarter of fiscal 1997. Revenues increased in North America and Europe as sales through the OEM channel strengthened from the first quarter, particularly for SLIC and DSP products. Sales in Japan decreased from the first quarter due partly to a stronger average dollar to yen exchange rate and weakness in the Japanese industrial markets. Sales in the Southeast Asia region decreased from the prior quarter primarily as a result of the declines in system-level products described above.

Gross margin increased from 49.1% for the prior quarter to 50.0% for the second quarter of fiscal 1997, driven by a modest shift in the mix of products sold towards higher-margin SLIC products.

R&D expenses for the second quarter of fiscal 1997 of $48 million were $2 million or 4% higher than the first quarter, as the funding of new product development continued.

SMG&A expenses of $47 million were $2 million or 4% greater than the preceding quarter, primarily due to the fact that the first quarter of fiscal 1997 included scheduled vacation shutdowns which reduced expenses in that period.

Operating profit increased to 18.5% of sales versus 18.0% of sales for the immediately preceding quarter.

After nonoperating income of $0.5 million and an unchanged effective income tax rate of 25%, the Company recorded a 7.5% increase in net income to $42 million or 14.0% of sales compared to $39 million or 13.4% of sales for the first quarter of fiscal 1997. Earnings per share increased from $0.23 to $0.25 over this same period.

First Six Months of Fiscal 1997 Compared to the First Six Months of Fiscal 1996

Net sales of $593 million rose $9 million from the same period of fiscal 1996. The increase in sales was mainly attributable to an increase in sales of the Company's communication products which more than offset declines in sales of computer audio products. Sales of SLICs were approximately flat in comparison to the prior year. For the first half of fiscal 1997, sales to North American customers remained essentially flat, whereas sales to international customers increased 2% over the same period of fiscal 1996 with an increase experienced in the Southeast Asia region being partially offset by a decline in Japan.

Gross margin was 49.5% for the first six months of fiscal 1997 down from 50.6% for the comparable period of fiscal 1996. The reduction in gross margin was principally due to a change in the mix of products sold, increased costs associated with the new manufacturing facilities and competitive pricing pressures.

R&D expenses increased approximately $8 million or 9% over the prior year, as the Company continued to increase its R&D investment in opportunities in communications, computers, digital signal processing, accelerometer and linear ICs.

SMG&A expenses declined 7%, a result of the Company's commitment to constrain spending, additional vacation shutdowns during the first quarter of fiscal 1997 and the fact that the first six months of fiscal 1997 was 26 weeks versus 27 weeks for the first six months of fiscal 1996. As a result, SMG&A expense as a percentage of sales fell to 15.5% from 16.9% for the year-earlier period.

Operating profit was $108 million or 18.3% of sales for the first half of fiscal 1997 down from $111 million or 19.0% of sales for the first half of fiscal 1996.

Interest expense increased $2 million from the year earlier period due to the outstanding $230 million of 3 1/2% Convertible Subordinated Notes which were issued during the first quarter of fiscal 1996, and increased expense related to capitalized leases. Interest income decreased $1 million from the prior year period as a result of a lower average level of invested cash during the first six months of fiscal 1997 as compared to the same period in the prior year.

The effective income tax rate decreased to 25.0% from 26.0% for the year-ago period due to a change in the mix of worldwide profits.

Liquidity and Capital Resources

At May 3, 1997, cash, cash equivalents and short-term investments totaled $303 million, a decrease of $35 million from the second quarter of fiscal 1996 and an increase of $3 million from the fourth quarter of fiscal 1996. The decrease in cash, cash equivalents and short-term investments from the prior year was due primarily to the use of cash for investing activities, including capital expenditures and investments made to secure wafer supply. The increase from the fourth quarter, resulted primarily from the fact that cash flow from operations was greater than cash outlays for investing activities.

The Company's operating activities generated net cash of $126 million, or 21% of sales, for the first six months of fiscal 1997 compared to $46 million, or 8% of sales, for the first six months of fiscal 1996. The $80 million increase in operating cash flows from the year-earlier period was principally due to greater working capital requirements, in the prior period, associated with growth in accounts receivable and inventories and the payment of income taxes, offset partly by increased accounts payable and accrued liabilities. Cash flow from operations generated in the second quarter of fiscal 1997 was $80 million or 26% of sales versus $47 million or 16% of sales for the prior quarter and $13 million or 4% of sales for the second quarter of fiscal 1996. The increase in operating cash flows compared to the prior year quarter was due mainly to lower net working capital requirements in the second quarter of fiscal 1997, as the prior year had substantial growth in accounts receivable and inventories. The change from the first quarter of fiscal 1997 was due primarily to increased accounts payable and accrued liabilities. The noncash effect of depreciation and amortization expense was $49 million for the first half of fiscal 1997 and $25 million for the second quarter of fiscal 1997, higher than the $37 million and $20 million, respectively, for the comparable periods of fiscal 1996, primarily as a result of increased property, plant and equipment related to the Company's internal capacity expansion programs. As a percentage of sales, depreciation and amortization expense was 8% for the first six months of fiscal 1997 compared to 6% for the first six months of fiscal 1996.

Accounts receivable of $243 million remained essentially flat in comparison to the fourth quarter of fiscal 1996 and the first quarter of fiscal 1997, but increased $30 million or 14% from the end of the second quarter of fiscal 1996. The number of days sales outstanding was 73 at the end of the second quarter of fiscal 1997 as compared to 64, 72 and 76, for the second and fourth quarters of 1996 and the first quarter of fiscal 1997, respectively. The increase in the number of days sales outstanding from the prior year period was primarily due to a change in the geographic mix of sales from the second quarter of fiscal 1996 to the second quarter of 1997 which resulted in increased sales in areas with typically longer payment terms.

Inventories of $218 million at the end of the first six months of fiscal 1997 rose $26 million and $5 million as compared to the end of the second quarter of fiscal 1996 and the first quarter of fiscal 1997, respectively. Inventories declined $1 million from the fourth quarter of fiscal 1996. The growth in inventories over the past year was principally due to the fact that the second quarter of fiscal 1996 was a period when the Company was expanding internal manufacturing capacity, in response to capacity shortages which had reduced inventory to below optimum levels. A build in inventory levels was needed to service increasing sales volumes. Inventories as a percentage of annualized quarterly sales remained at approximately 18% compared to both the first quarter of fiscal 1997 and the fourth quarter of fiscal 1996 and rose from approximately 16% for the second quarter of fiscal 1996.

Accounts payable and accrued liabilities declined $22 million or 12% compared to the balance at the end of the second quarter of fiscal 1996 due principally to decreased capital spending as the Company's capacity expansion programs were more extensive in the prior year.

Net additions to property, plant and equipment of $74 million or 12% of sales for the first six months of fiscal 1997 and $32 million or 11% of sales for the second quarter of fiscal 1997 were funded with a combination of cash on hand, cash generated from financing activities and internally generated cash flow from operations. The majority of these expenditures in fiscal 1997 were related to the ongoing improvement of the Company's existing wafer fabrication facilities in Wilmington, Massachusetts and Limerick, Ireland. The Company is continuing to develop its facility in Cambridge, Massachusetts which will be used for the production of the accelerometer and other micromachined products. In addition, the Company continued the development of the six-inch wafer fabrication module located in Sunnyvale, California. This facility is still in the process of being upgraded and modernized and a CBCMOS process is being developed and production output is expected in the fourth quarter of fiscal 1997. During the second quarter of fiscal 1997 production output began in the new assembly and test site in the Philippines. Production at this site is expected to increase during the remainder of fiscal 1997. These expansion programs have caused depreciation expense to increase in comparison to the prior year.

In December 1996, based on the joint venture agreement with Taiwan Semiconductor Manufacturing Company and other investors, the Company paid the second installment of $42 million to WaferTech. During fiscal 1996 the Company entered into this joint venture agreement for the construction and operation of a semiconductor fabrication facility in Camas, Washington. The Company acquired an 18% equity ownership in the joint venture, known as WaferTech, in return for a $140 million investment. The remaining installment of $56 million is due on November 3, 1997.

The Company currently plans to make capital expenditures of approximately $185 million during fiscal 1997, primarily in connection with the continued expansion of its manufacturing capacity.

At May 3, 1997, the Company's principal sources of liquidity included $234 million of cash and cash equivalents and $68 million of short-term investments. Short-term investments at the end of the second quarter of fiscal 1997 consisted of commercial paper, banker's acceptances, certificates of deposit and Euro time deposits with maturities greater than three months and less than six months at time of acquisition. The Company also has various lines of credit both in the U.S. and overseas, including a $60 million credit facility in the U.S. which expires in 2000, all of which were substantially unused at May 3, 1997. At May 3, 1997, the Company's debt-to-equity ratio was 39%.

The Company believes that its existing sources of liquidity and cash expected to be generated from future operations, together with current and anticipated available long-term financing, will be sufficient to fund operations, capital expenditures and research and development efforts for the foreseeable future.

Litigation

As set forth in Note 7 to the Condensed Consolidated Financial Statements contained in this Form 10-Q for the fiscal quarter ended May 3, 1997, the Company is no longer engaged in an enforcement proceeding brought by the International Trade Commission ("ITC") related to previously settled patent infringement litigation with Texas Instruments, Inc. However, the ITC has referred certain related matters to the Department of Justice. The Company is unable to determine what, if any, action may be taken by the Department of Justice, but the Company plans to vigorously defend itself in the event that any enforcement action is taken by the Department of Justice on any of the matters referred to it by the ITC.

Factors Which May Affect Future Results

The Company's future operating results are difficult to predict and may be affected by a number of factors including the timing of new product announcements or introductions by the Company and its competitors, competitive pricing pressures, fluctuations in manufacturing yields, adequate availability of wafers and manufacturing capacity, changes in product mix and economic conditions in the United States and international markets. In addition, the semiconductor market has historically been cyclical and subject to significant economic downturns at various times. The Company has replenished inventory which had been depleted in the prior year. These higher inventory levels expose the Company to the risk of obsolescence depending on the mix of future business. As a result of these and other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis.

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

For the first six months of fiscal 1997, 58% of the Company's revenues were derived from customers in international markets. The Company has manufacturing facilities in Ireland, the Philippines and Taiwan. The Company is therefore subject to the economic and political risks inherent in international operations, including expropriation, air transportation disruptions, currency controls and changes in currency exchange rates, tax and tariff rates and freight rates. Although the Company engages in certain hedging transactions to reduce its exposure to currency exchange rate fluctuations, there can be no assurance that the Company's competitive position will not be adversely affected by changes in the exchange rate of the U.S. dollar against other currencies.

While the Company tries to ensure that its manufacturing capacity and demand for its products are in relative balance, no assurance can be given that from time to time an imbalance between the Company's manufacturing capacity and the demand for its products would not occur. Any such imbalance could adversely affect the Company's consolidated results of operations.

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

                            PART II - OTHER INFORMATION
                                ANALOG DEVICES, INC.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on March 11, 1997, the stockholders of the Company elected Messers. Charles O. Holliday, Jr., Joel Moses and Lester
C. Thurow to serve as Class I Directors for a term of three years by the following votes:

Nominee                    Votes for           Votes Withheld        Broker Non Votes
-------                   -----------          --------------        ----------------
Charles O. Holliday, Jr.  134,412,096            1,150,371                 -0-
Joel Moses                134,773,873              788,594                 -0-
Lester C. Thurow          134,663,881              898,586                 -0-

The terms of office of Messrs. John L. Doyle, Samuel H. Fuller, Jerald G. Fishman, Gordon C. McKeague and Ray Stata continued after the meeting.

At the same meeting, the stockholders approved an amendment to the Company's Articles of Organization increasing the number of authorized shares of Common Stock from 450,000,000 shares to 600,000,000 shares, by a vote of 125,944,127 in favor, 9,286,270 opposed and 332,070 abstaining.

Stockholders also ratified the selection by the Board of Directors of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending November 1, 1997, by a vote of 133,735,588 in favor, 173,226 opposed and 1,653,652 abstaining.

Item 6.  Exhibits and reports on Form 8-K

    (a)  See Exhibit Index
    (b) There were no reports on Form 8-K filed for the three months ended May 3, 1997.

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



                                     Analog Devices, Inc.
                                     --------------------
                                       (Registrant)



Date:  June 16, 1997                 By:/s/ Jerald G. Fishman
                                        -----------------------------
                                     Jerald G. Fishman
                                     President and
                                     Chief Executive Officer
                                     (Principal Executive Officer)


Date:  June 16, 1997                 By:/s/ Joseph E. McDonough
                                        -----------------------------
                                     Joseph E. McDonough
                                     Vice President-Finance
                                     and Chief Financial Officer
                                     (Principal Financial and
                                     Accounting Officer)

                                  EXHIBIT INDEX
                              Analog Devices, Inc.

Item

 10-1    Restated 1988 Stock Option Plan of Analog Devices, Inc.

 11-1    Computation of Earnings per Share.

 27      Financial Data Schedule