Form 10-Q
period 1997-08-02
ANALOG DEVICES INC
filed 1997-09-11
CIK 6281

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    Form 10-Q
(Mark One)
   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended August 2, 1997

                                       OR

   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
        For the Transition period from_______________ to ________________

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

                             ----------------------


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

       The number of shares outstanding of each of the issuer's classes of Common Stock as of August 29, 1997 was 161,458,818 shares of Common Stock.

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(thousands except per share amounts)

                                                   Three Months Ended
                                             -------------------------------
                                             August 2, 1997   August 3, 1996
                                             --------------   --------------

Net sales                                       $318,139        $305,042


Cost of sales                                    158,816         152,331
                                                --------        --------

Gross margin                                     159,323         152,711

Operating expenses:
   Research and development                       49,895          45,569
   Selling, marketing, general and
    administrative                                48,939          48,562
                                                --------        --------
                                                  98,834          94,131
                                                --------        --------

Operating income                                  60,489          58,580

Nonoperating expenses (income):
   Interest expense                                2,950           3,266
   Interest income                                (4,166)         (3,688)
   Other                                             413            (181)
                                                --------        --------
                                                    (803)           (603)
                                                --------        --------

Income before income taxes                        61,292          59,183

Provision for income taxes                        15,323          15,387
                                                --------        --------

Net income                                      $ 45,969        $ 43,796
                                                ========        ========


Shares used to compute earnings per share        177,773         172,921
                                                ========        ========


Earnings per share of common stock              $   0.27        $   0.26
                                                ========        ========



See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(thousands except per share amounts)


                                                          Nine Months Ended
                                                   -------------------------------
                                                   August 2, 1997   August 3, 1996
                                                   --------------   --------------

Net sales                                             $911,015        $889,139

Cost of sales                                          457,981         440,912
                                                      --------        --------

Gross margin                                           453,034         448,227

Operating expenses:
   Research and development                            143,367         131,274
   Selling, marketing, general and
    administrative                                     140,929         147,382
                                                      --------        --------
                                                       284,296         278,656
                                                      --------        --------

Operating income                                       168,738         169,571

Nonoperating expenses (income):
   Interest expense                                      9,703           8,134
   Interest income                                     (11,536)        (12,394)
   Other                                                   882           1,019
                                                      --------        --------
                                                          (951)         (3,241)
                                                      --------        --------

Income before income taxes                             169,689         172,812

Provision for income taxes                              42,422          44,931
                                                      --------        --------

Net income                                            $127,267        $127,881
                                                      ========        ========


Shares used to compute earnings per share              176,815         170,361
                                                      ========        ========

Earnings per share of common stock                    $   0.75        $   0.77
                                                      ========        ========



See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands)


Assets                           August 2, 1997   November 2, 1996  August 3, 1996
                                 --------------   ----------------  --------------

Cash and cash equivalents         $  235,699        $  210,109       $  198,929
Short-term investments                80,770            89,810           82,438
Accounts receivable, net             258,383           241,847          217,699
Inventories:
   Finished goods                     59,953            72,039           66,482
   Work in process                   135,082           115,799          117,480
   Raw materials                      26,823            31,039           31,046
                                  ----------        ----------       ----------
                                     221,858           218,877          215,008
Deferred tax assets                   55,800            44,879           45,600
Prepaid expenses                      15,402            14,728           16,283
                                  ----------        ----------       ----------
   Total current assets              867,912           820,250          775,957
                                  ----------        ----------       ----------

Property, plant and equipment,
  at cost:
   Land and buildings                144,744           140,776          136,058
   Machinery and equipment           893,452           800,086          762,903
   Office equipment                   56,054            46,307           45,297
   Leasehold improvements             83,440            80,099           73,506
                                  ----------        ----------       ----------
                                   1,177,690         1,067,268        1,017,764
Less accumulated depreciation
    and amortization                 548,600           483,946          465,078
                                  ----------        ----------       ----------
   Net property, plant and
    equipment                        629,090           583,322          552,686
                                  ----------        ----------       ----------

Investments                          122,081            68,382           67,623
Intangible assets, net                15,280            16,846           17,351
Deferred charges and other
  assets                              42,074            26,885           26,753
                                  ----------        ----------       ----------
   Total other assets                179,435           112,113          111,727
                                  ----------        ----------       ----------
                                  $1,676,437        $1,515,685       $1,440,370
                                  ==========        ==========       ==========



See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands except share amounts)


Liabilities and Stockholders'
  Equity                                 August 2, 1997       November 2, 1996         August 3, 1996
                                         --------------       ----------------         --------------

Short-term borrowings and current
  portion of long-term debt                $    1,458            $      178             $     1,923
Obligations under capital leases               11,625                10,960                   8,422
Accounts payable                               83,814                90,177                 102,006
Deferred income on shipments to
  domestic distributors                        32,874                38,400                  39,559
Income taxes payable                           68,570                46,459                  46,560
Accrued liabilities                            77,636                84,062                  80,568
                                           ----------            ----------             -----------
      Total current liabilities               275,977               270,236                 279,038
                                           ----------            ----------             -----------

Long-term debt                                310,000               310,000                 310,000
Noncurrent obligations under
  capital leases                               41,703                43,666                  30,932
Deferred income taxes                          21,000                16,992                   6,000
Other noncurrent liabilities                   19,587                11,956                  11,278
                                           ----------            ----------             -----------
      Total noncurrent liabilities            392,290               382,614                 358,210
                                           ----------            ----------             -----------

Commitments and Contingencies

Stockholders' equity:
   Preferred stock, $1.00 par value,
    500,000 shares authorized,
    none outstanding                                -                     -                      -
   Common stock, $.16 2/3 par value,
    600,000,000 shares authorized,
    161,296,898 shares issued
    (158,745,219 in November 1996,
    116,262,403 in August 1996)                26,883                26,458                 19,377
   Capital in excess of par value             194,909               176,357                168,838
   Retained earnings                          780,632               653,365                609,345
   Cumulative translation adjustment            6,062                 6,655                  5,562
                                           ----------            ----------             ----------
                                            1,008,486               862,835                803,122
   Less 10,186 shares in treasury,
    at cost (none in November 1996
    and August 1996)                              316                     -                      -
                                           ----------            ----------             ----------
       Total stockholders' equity           1,008,170               862,835                803,122
                                           ----------            ----------             ----------
                                           $1,676,437            $1,515,685             $1,440,370
                                           ==========            ==========             ==========


See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(thousands)

                                                            Nine Months Ended
                                                     -------------------------------
                                                     August 2, 1997   August 3, 1996
                                                     --------------   --------------

OPERATIONS
Cash flows from operations:
  Net income                                            $127,267        $127,881
  Adjustments to reconcile net income
   to net cash provided by operations:
     Depreciation and amortization                        75,556          59,445
     Deferred income taxes                                 4,016             988
     Other noncash expense (income)                          590            (633)
     Changes in operating assets and liabilities         (21,556)        (91,438)
                                                        --------        --------
  Total adjustments                                       58,606         (31,638)
                                                        --------        --------
Net cash provided by operations                          185,873          96,243
                                                        --------        --------

INVESTMENTS
Cash flows from investments:
   Maturities of short-term investments
     available for sale                                  124,224         216,458
   Purchases of short-term investments
     available for sale                                 (115,184)       (222,086)
   Additions to property, plant and equipment, net      (119,121)       (179,501)
   Long-term investments                                 (53,699)        (53,643)
   Maturities of short-term investments
     held to maturity                                          -           5,000
   Increase in other assets                              (16,095)         (8,976)
                                                        --------        --------
Net cash used for investments                           (179,875)       (242,748)
                                                        --------        --------

FINANCING ACTIVITIES
Cash flows from financing activities:
   Proceeds from employee stock plans                     16,605          11,987
   Payments on capital lease obligations                  (8,421)         (4,734)
   Proceeds from equipment financing                       7,123          44,028
   Net decrease in variable rate borrowings               (2,500)           (232)
   Net proceeds from issuance of long-term debt                -         224,385
                                                        --------        --------

Net cash used for financing activities                    12,807         275,434
                                                        --------        --------

Effect of exchange rate changes on cash                    6,785             697
                                                        --------        --------

Net increase in cash and cash equivalents                 25,590         129,626
Cash and cash equivalents at beginning of period         210,109          69,303
                                                        --------        --------
Cash and cash equivalents at end of period              $235,699        $198,929
                                                        ========        ========

SUPPLEMENTAL INFORMATION
Cash paid during the period for:
   Income taxes                                         $ 24,389        $ 47,773
                                                        ========        ========
   Interest                                             $ 12,760        $  7,045
                                                        ========        ========

See accompanying notes.

Analog Devices, Inc.
Notes to Condensed Consolidated Financial Statements
August 2, 1997


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

Note 3 - Impairment of Long-Lived Assets

The adoption by the Company on November 3, 1996 of the Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", did not affect the Company's consolidated financial statements.

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

Note 6 - Pro Forma Earnings Per Share

The Company computes its earnings per share in accordance with the provisions of the Accounting Principles Board's Opinion No. 15 ("APB 15"), "Earnings Per Share". In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which supersedes APB 15 and is required to be adopted in financial statements issued after December 31, 1997. For the first quarter of fiscal 1998, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, primary and fully diluted earnings per share will be replaced by basic and diluted earnings per share. Basic earnings per share is computed based only on the weighted average number of common shares outstanding during the period and the dilutive effect of stock options is excluded. Diluted earnings per share is computed essentially in the same manner as fully diluted earnings per share with some exceptions. The principal exception affecting the Company's calculation of dilutive earnings per share is that the dilutive effect of stock options is always based on the average market price of the stock during the period, not the higher of the average and period end market price as required under APB 15.

Analog Devices, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
August 2, 1997


Note 6 - Pro Forma Earnings Per Share (Continued)

Had the Company computed its earnings per share based on SFAS No. 128, the pro forma amounts for basic and diluted earnings per share would have been as follows:

                           Three Months Ended                 Nine Months Ended
                    August 2, 1997   August 3, 1996   August 2, 1997   August 3, 1996
                   ---------------   --------------   --------------   --------------

Basic Earnings
 Per Share                   $0.29            $0.29            $0.81            $0.84
Diluted Earnings
 Per Share                   $0.27            $0.26            $0.75            $0.77


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This information should be read along with the unaudited consolidated condensed financial statements and the notes thereto included in Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended November 2, 1996, contained in the Annual Report to Shareholders on Form 10-K.

The following discussion and analysis may contain forward-looking statements. Such statements are subject to certain risks and uncertainties, including those discussed below or in the Company's Form 10-K for the fiscal year ended November 2, 1996, that could cause actual results to differ materially from the Company's expectations. Readers are cautioned not to place undue reliance on any forward-looking statements, as they reflect management's analysis only as of the date hereof. The Company undertakes no obligation to release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations

Net sales for the third quarter of fiscal 1997 were $318 million, an increase of 4.3% from the $305 million reported for the third quarter of fiscal 1996. Net sales for the first three quarters of fiscal 1997 were $911 million, an increase of 2.5% from the $889 million reported for the comparable period of fiscal 1996. Strengthening demand for standard linear IC ("SLICs") products was responsible for the quarter-to-quarter and year-to-year increase. These increases more than offset decreases in system-level IC sales which were due primarily to a decline in sales for computer audio products and for GSM (Global Systems for Mobile communications) chipsets during the second and third quarters of fiscal 1997.

Demand for the Company's SLICs was broad based across all served application markets and geographies with the greatest strength in North America. SLIC revenues comprised approximately 64% and 61% of total revenues for the third and first three quarters of fiscal 1997 compared to 56% and 58% for the corresponding periods of fiscal 1996. Applications such as cellular base stations, ultrasound imaging, analog and digital camcorders, scanners and graphics digitizing products for flat panel display monitors are continuing to provide growth opportunities for the Company.

The gross margin for the third quarter of fiscal 1997 was 50.1%, the same as the third quarter of fiscal 1996. The adverse affect of additional expenses associated with new manufacturing facilities during the third quarter of fiscal 1997 was offset by a sales mix shift in favor of higher margin products. The gross margin was 49.7% for the first three quarters of fiscal 1997 compared to 50.4% for the first three quarters of 1996. The reduction in gross margin for the year-over-year period was principally due to a change in the mix of products sold, increased costs associated with the new manufacturing facilities and competitive pricing pressures.

For the third quarter and the first three quarters of fiscal 1997 research and development expense increased by approximately 9% as compared to the corresponding periods of fiscal 1996. This expense represented between 14.8% and 15.7% of revenue for all periods as the Company continued to increase its R&D investment in opportunities in linear ICs, communications, computers, digital signal processing, and accelerometers. The Company believes that a continued commitment to research and development is essential in order to maintain product leadership in its existing products and to provide innovative new product offerings, and therefore expects to continue to make significant investments in research and development in the future.

Selling, marketing, general & administrative ("SMG&A") expenses for the third quarter of fiscal 1997 of $49 million were essentially flat in comparison to the third quarter of fiscal 1996. SMG&A expenses for the first three quarters of fiscal 1997 were $141 million, a decrease of $6 million from the $147 million reported for the comparable period of fiscal 1996. This decline is a result of the Company's commitment to constrain spending during the recent period of slower sales growth. As a result, SMG&A expense as a percentage of sales fell to 15.5% from 16.6% for the year earlier period.

The Company's operating income ratio decreased slightly to 19.0% and 18.5% of sales in the three and nine months ended August 2, 1997, compared to 19.2% and 19.1% in the three and nine months ended August 3, 1996, as a result of all of the factors cited above.

Nonoperating income (net of expense) of $0.8 million in the third quarter of fiscal 1997 remained essentially flat in dollars in comparison to the third quarter of fiscal 1996. Nonoperating income (net of expense) for the first three quarters of fiscal 1997 decreased approximately $2 million from the comparable period of fiscal 1996, due primarily to interest expense which increased from the year earlier period. The majority of this increase relates to the outstanding $230 million of 3 1/2% Convertible Subordinated Notes which were issued midway into the first quarter of fiscal 1996, as well as increased expense related to additional capitalized leases entered into during fiscal 1997. In addition, interest income decreased from the prior year period as a result of a lower average level of invested cash during the first nine months of fiscal 1997 as compared to the same period in the prior year.

The effective income tax rate decreased from 26% for the third quarter and the first nine month period of fiscal 1996 to 25% for the third quarter and first nine month period of fiscal 1997 due to a shift in the mix of worldwide profits.

Liquidity and Capital Resources

At August 2, 1997, cash, cash equivalents and short-term investments totaled $316 million, an increase of $35 million from the third quarter of fiscal 1996 and an increase of $17 million from the fourth quarter of fiscal 1996. The increase from the third and fourth quarters of fiscal 1996 primarily represented continued generation of cash flow from operations.

The Company's operating activities generated net cash of $186 million, or 20% of sales, for the first nine months of fiscal 1997 compared to $96 million, or 11% of sales, for the first nine months of fiscal 1996. The $90 million increase in operating cash flows from the year-earlier period was principally due to greater working capital requirements in the prior period associated with growth in inventories and accounts receivable and the payment of income taxes, offset partly by increased accounts payable and accrued liabilities. Cash flow from operations generated in the third quarter of fiscal 1997 was $59 million or 18% of sales versus $50 million or 17% for the third quarter of fiscal 1996. The increase in operating cash flows compared to the prior year quarter was due mainly to a change in net working capital requirements primarily associated with inventory. The noncash effect of depreciation and amortization expense was $76 million for the first nine months of fiscal 1997 and $27 million for the third quarter of fiscal 1997, higher than the $59 million and $22 million respectively for the comparable periods of fiscal 1996, primarily as a result of increased property, plant and equipment related to the Company's internal capacity expansion programs. As a percentage of sales, depreciation and amortization expense was 8% for the first nine months of fiscal 1997 compared to 7% for the first nine months of fiscal 1996.

Accounts receivable of $258 million increased $41 million, or 19% from the third quarter of fiscal 1996. The number of days sales outstanding was 74 at the end of the third quarter of fiscal 1997 as compared to 65 for the third quarter of 1996. The increase in the number of days sales outstanding from the prior year period was primarily due to a change in the geographic mix of sales from the third quarter of fiscal 1996 to the third quarter of 1997 which resulted in increased sales in areas with typically longer payment terms.

Inventories of $222 million at the end of the first nine months of fiscal 1997 rose $7 million as compared to the end of the third quarter of fiscal 1996. Inventories as a percentage of annualized quarterly sales declined from 17.6% to 17.4% as demand resumed during the third quarter of fiscal 1997.

Accounts payable and accrued liabilities declined $21 million or 12% compared to the balance at the end of the third quarter of fiscal 1996 due principally to decreased capital spending as the Company's capacity expansion programs were more extensive in the prior year.

Net additions to property, plant and equipment of $119 million or 13% of sales for the first nine months of fiscal 1997 and $45 million or 14% of sales for the third quarter of fiscal 1997 were funded with a combination of cash on hand, cash generated from financing activities and internally generated cash flow from operations. The majority of these expenditures in fiscal 1997 were related to the ongoing improvement of the Company's existing wafer fabrication facilities in Wilmington, Massachusetts and Limerick, Ireland. The Company is continuing to develop its facility in Cambridge, Massachusetts which will be used for the production of the accelerometer and other micromachined products. In addition, the Company continued the development of the six-inch wafer fabrication module located in Sunnyvale, California. This facility is still in the process of being upgraded and modernized and a CBCMOS process is being developed and production output is expected in the fourth quarter of fiscal 1997. During the second quarter of fiscal 1997 production output began in the new assembly and test site in the Philippines. Production at this site is expected to increase during the remainder of fiscal 1997. These expansion programs have caused depreciation expense to increase in comparison to the prior year.

In June 1997, in accordance with a previous agreement, the Company made the final payment of $6 million to Chartered Semiconductor Manufacturing Pte., Ltd. for a total deposit of $20 million. The Company had previously paid $8 million during fiscal 1996 and $6 million during the second quarter of fiscal 1997.
The deposit will guarantee access to additional quantities of sub-micron wafers through fiscal 2000.

During fiscal 1996 the Company entered into a joint venture agreement with Taiwan Semiconductor Manufacturing Company and other investors for the construction and operation of a semiconductor fabrication facility in Camas, Washington. For a total commitment of $140 million the Company acquired an 18% equity ownership in the joint venture, known as WaferTech. The first installment of $42 million was paid during fiscal 1996. The second installment of $42 million was paid in December 1996 and the remaining installment of $56 million is due on November 3, 1997.

The Company currently plans to make capital expenditures of approximately $175 million during fiscal 1997, primarily in connection with the continued expansion of its manufacturing capacity.

At August 2, 1997, the Company's principal sources of liquidity included $236 million of cash and cash equivalents and $81 million of short-term investments. Short-term investments at the end of the third quarter of fiscal 1997 consisted of commercial paper, banker's acceptances, certificates of deposit and Euro time deposits with maturities greater than three months and less than six months at time of acquisition. The Company also has various lines of credit both in the U.S. and overseas, including a $60 million credit facility in the U.S. which expires in 2000, all of which were substantially unused at August 2, 1997. At August 2, 1997, the Company's debt-to-equity ratio was 36%.

The Company believes that its existing sources of liquidity and cash expected to be generated from future operations, together with current and anticipated available long-term financing, will be sufficient to fund operations, capital expenditures and research and development efforts for the foreseeable future.

Litigation

As set forth in Note 7 to the Condensed Consolidated Financial Statements contained in this Form 10-Q for the fiscal quarter ended August 2, 1997, the Company is no longer engaged in an enforcement proceeding brought by the International Trade Commission ("ITC") related to previously settled patent infringement litigation with Texas Instruments, Inc. However, the ITC has referred certain related matters to the Department of Justice. The Company is unable to determine what, if any, action may be taken by the Department of Justice, but the Company plans to vigorously defend itself in the event that any enforcement action is taken by the Department of Justice on any of the matters referred to it by the ITC.

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

The semiconductor industry is intensely competitive. Certain of the Company's competitors have greater technical, marketing, manufacturing and financial resources than the Company. The Company's competitors also include emerging companies attempting to sell products to specialized markets currently served by the Company. Competitors of the Company have, in some cases, developed and marketed products having similar design and functionality as the Company's products. There can be no assurance that the Company will be able to compete successfully in the future against existing or new competitors or that the Company's operating results will not be adversely affected by increased price competition.

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

For the first nine months of fiscal 1997, 55% of the Company's revenues were derived from customers in international markets. The Company has manufacturing facilities in Ireland, the Philippines and Taiwan. The Company is therefore subject to the economic and political risks inherent in international operations, including expropriation, air transportation disruptions, currency controls and changes in currency exchange rates, tax and tariff rates and freight rates. Although the Company engages in certain hedging transactions to reduce its exposure to currency exchange rate fluctuations, there can be no assurance that the Company's competitive position will not be adversely affected by changes in the exchange rate of the U.S. dollar against other currencies.

While the Company tries to ensure that its manufacturing capacity and demand for its products are in relative balance, no assurance can be given that from time to time an imbalance between the Company's manufacturing capacity and the demand for its products would not occur. Any such imbalance could adversely affect the Company's consolidated results of operations.

The semiconductor industry is characterized by frequent claims and litigation involving patent and other intellectual property rights. The Company has from time to time received, and may in the future receive, claims from third parties asserting that the Company's products or processes infringe their patents or other intellectual property rights. In the event a third party makes a valid intellectual property claim and a license is not available on commercially reasonable terms, the Company's operating results could be materially and adversely affected. Litigation may be necessary to enforce patents or other intellectual property rights of the Company or to defend the Company against claims of infringement, and such litigation can be costly and divert the attention of key personnel. See Item 3 "Legal Proceedings" from the Company's Annual Report on form 10-K for the fiscal year ended November 2, 1997 for information concerning pending litigation involving the Company. An adverse outcome in such litigation, may, in certain cases, have a material adverse effect on the Company's consolidated financial position or on its consolidated results of operations or cash flows in the period in which the litigation is resolved.

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

                          PART II - OTHER INFORMATION
                              ANALOG DEVICES, INC.


Item 6.  Exhibits and reports on Form 8-K

    (a)  See Exhibit Index
    (b) There were no reports on Form 8-K filed for the three months ended August 2, 1997.

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



                                        Analog Devices, Inc.
                                        --------------------
                                            (Registrant)



Date: September 11, 1997                By: /s/ Jerald G. Fishman
                                            -----------------------------------
                                               Jerald G. Fishman
                                               President and
                                               Chief Executive Officer
                                              (Principal Executive Officer)


Date: September 11, 1997                By: /s/ Joseph E. McDonough
                                            -----------------------------------
                                               Joseph E. McDonough
                                               Vice President-Finance
                                                and Chief Financial Officer
                                              (Principal Financial and
                                               Accounting Officer)

                                  EXHIBIT INDEX
                              Analog Devices, Inc.

Item

 11-1    Computation of Earnings per Share.

 27      Financial Data Schedule