Form 10-K
period 1997-11-01
ANALOG DEVICES INC
filed 1998-01-28
CIK 6281

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
  (MARK ONE)
     [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED NOVEMBER 1, 1997

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

                                 (781) 329-4700
              (Registrant's telephone number, including area code)
                             ----------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT:

COMMON STOCK $.16 2/3 PAR VALUE                 NEW YORK STOCK EXCHANGE
     Title of Each Class              Name of Each Exchange on Which Registered

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:

                                      NONE

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $4,395,116,408 based on the closing price of the Common Stock on the New York Stock Exchange Composite Tape reporting system on December 31, 1997.

     As of December 31, 1997, there were 162,201,029 shares of $.16 2/3 par value Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

    DOCUMENT DESCRIPTION                                   10-K PART
    --------------------                                   ---------
Portions of Annual Report to
   Shareholders for the fiscal year
   ended November 1, 1997                                   I and II
Portions of the Registrant's Proxy
   Statement for the Annual Meeting
   of Stockholders to be held March 10, 1998                  III

================================================================================

                                     PART I

ITEM 1.    BUSINESS

COMPANY OVERVIEW

Analog Devices, Inc. ("Analog" or the "Company") designs, manufactures and markets a broad line of high-performance linear, mixed-signal and digital integrated circuits ("ICs") that address a wide range of real-world signal processing applications. The Company's principal products include general-purpose, standard-function linear and mixed-signal ICs ("SLICs") and system-level ICs. The latter group includes general-purpose digital signal processing ICs ("DSPs") and application-specific devices that typically incorporate analog and mixed-signal circuitry and a DSP core.

Nearly all of Analog's products are components, which are typically incorporated by original equipment manufacturers ("OEMs") in a wide range of equipment and systems for use in communications, computer, industrial, instrumentation, military/aerospace, automotive and high-performance consumer electronics applications.

The Company sells its products worldwide through a direct sales force, third-party industrial distributors and independent sales representatives. Approximately 46% of fiscal 1997 revenue was derived from customers in North America, while most of the balance was derived from customers in Western Europe and the Far East.

Analog is headquartered near Boston in Norwood, Massachusetts, and has manufacturing facilities in Massachusetts, California, North Carolina, Ireland, the Philippines and Taiwan. Founded in 1965, Analog employs approximately 7,500 persons worldwide.

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

PRINCIPAL PRODUCTS

The Company operates predominantly in one industry segment: the design, manufacture and marketing of a broad line of high-performance linear, mixed-signal and digital integrated circuits that address a wide range of real-world signal processing applications. Analog's products can be divided into three classifications: Standard Linear ICs, system-level ICs and assembled products.

A substantial portion of the Company's products are proprietary, while equivalents to most of its other products are available from a limited number of other suppliers.

SLICS

SLIC products have been the foundation of the Company's business for more than 20 years, and Analog believes it is one of the world's largest SLIC suppliers. During 1997, 1996 and 1995, SLIC sales represented 61%, 57% and 64%, respectively, of the Company's total sales. The Company's SLICs are primarily high-performance, single-function devices. The majority of the Company's SLIC product revenue is attributable to sales of data converters (analog-to-digital and digital-to-analog) and amplifiers. Other SLIC products offered by the Company include analog signal-processing devices (such as analog multipliers), voltage references and comparators. Over the past few years the Company has been expanding its SLIC product offerings into product areas where its focus was previously limited, principally interface circuits and power management ICs. It is also expanding its SLIC product line to include a much larger number of products designed to operate from single-supply 3 or 5 volt power sources to better meet the needs of customers designing portable, battery-operated equipment.

Analog's SLIC products tend to be general purpose in nature, which allows customers to incorporate them in a wide variety of equipment and systems. Analog's product portfolio includes several hundred SLICs, any one of which can have as many as several hundred customers. SLICs typically have long product life cycles. The Company's SLIC customers include both OEMs and customers who build equipment for their own use. Historically, most SLICs have been purchased by OEMs which serve the instrumentation, industrial and military/aerospace markets, but they are now also being used for applications in communications, computers, camcorders, scanners, automatic test equipment, imaging and other consumer applications requiring high-performance real-world signal processing.

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

SYSTEM-LEVEL ICS

Analog's system-level ICs include general-purpose DSP ICs and multi-function devices that feature high levels of functional integration on a single chip. During 1997, 1996 and 1995, sales of these products represented 35%, 38% and 28%, respectively, of the Company's total sales.

The Company's general-purpose DSP ICs are designed to efficiently execute specialized programs (algorithms) associated with processing digitized real-time, real-world data. General-purpose DSP IC customers typically write their own algorithms using software tools provided by the Company and software tools obtained from third-party suppliers. All of these devices share a common architecture and code compatibility, which allows system designers to address cost, performance and time-to-market constraints. Analog supports these products with specialized applications and easy-to-use, low-cost design tools, which reduce product development costs and time to market.

Most of Analog's system-level ICs, other than its general-purpose DSPs, are mixed-signal devices some of which include a DSP core. The balance are linear-only devices. These devices are nearly always designed to meet the requirements of a specific application, and the design process often includes significant input from one or more potential key customers. Market demand for these types of devices is driven by the benefits that result from combining a number of functions on a single circuit, as opposed to a combination of SLICs and other ICs. These benefits include higher performance, lower cost per function, smaller size, lower weight, fewer parts and decreased power consumption. These products allow Analog's customers to design smaller, lighter, higher performance, more power-efficient and lower cost end products. The Company believes that these benefits are becoming more important to the Company's OEM customers as they increase their focus on high-performance, small, lightweight products, many of which are battery powered.

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

Revenues from this product group have been declining for several years, primarily because hybrids have been replaced in many new designs with smaller, lower-cost monolithic ICs that offer higher levels of performance and integration at lower cost. During 1997, 1996 and 1995, sales of these products represented 4%, 5% and 8%, respectively, of the Company's total sales.

MARKETS AND APPLICATIONS

The Company's products are sold primarily to OEMs for incorporation into equipment, instruments and systems sold to end users for a wide variety of applications, including engineering; medical and scientific instruments; industrial equipment; communications equipment; computers and computer peripherals; military/aerospace equipment; high-end consumer electronics products and automotive products. The Company's growth has been aided both by the expansion of these markets and the increasing need for high-performance real-time signal processing.

Listed below are some of the characteristics of each of the Company's major markets:

INSTRUMENTATION--includes engineering, medical and scientific instruments. These products are usually designed using the highest performance SLICs available, where production volumes generally do not warrant custom or application-specific ICs.

INDUSTRIAL--includes data acquisition systems, automatic process control systems, robotics, environmental control systems and automatic test equipment ("ATE"). These products generally require ICs that offer performance greater than that available from commodity-level ICs, but generally do not have production volumes that warrant custom or application-specific ICs. Combinations of SLICs are therefore usually employed to achieve the necessary functionality, except in ATE applications where the high level of electronic circuitry required per tester has created opportunities for the design of system-level ICs for this application.

COMMUNICATIONS--includes data and fax modems, digital cellular telephones and portable, wireless communication base station equipment and broadband wired applications. The need for ever higher speed, coupled with more reliable, more bandwidth-efficient communications is creating increasing demand for systems that include both digital and analog signal processing capability. Demand for signal processing ICs for this market is also being driven by the equipment manufacturers' need for components that enable them to develop cost-effective products that feature high performance, small size, low weight and minimal power consumption.

COMPUTERS AND COMPUTER PERIPHERALS--includes high-performance personal computers, workstations and peripheral devices such as hard disk drives and scanners. The Company currently supplies a variety of ICs used in this market for functions such as graphic displays; interfaces between PCs and peripherals such as modems and printers; power and battery management; and enhanced sound input and output capability for business and entertainment applications.

MILITARY/AEROSPACE--includes military, commercial avionics and space markets, all of which require high-performance ICs that meet rigorous environmental and reliability specifications. Nearly all of the Company's SLICs can be supplied in versions that meet appropriate military standards. In addition, many products can be supplied to meet the standards required for broadcast satellites and other commercial space applications. Most of the Company's products sold in this market are derived from standard commercial grade ICs, although the Company sometimes develops products expressly for military/aerospace applications.

CONSUMER ELECTRONICS--The emergence of high-performance consumer products, such as compact disc players, DVD players and digital camcorders, has led to the need for high-performance system-level ICs with a high level of functionality. Although the Company's revenue from this market has not been significant, the Company has begun supplying ICs for sophisticated products used by consumers for computing, communications and entertainment applications, and believes that many of these applications will involve digital signal processing.

AUTOMOTIVE--Although the automotive market has historically been served with low-cost, low-performance ICs, demand has emerged for higher performance devices for a wide range of applications. In response, Analog is developing products specifically for the automotive market. The Company is supplying a micromachined IC used as a crash sensor in airbag systems, which serves as an alternative to an electromechanical sensor. The Company anticipates that other micromachined devices derived from this product may be suitable for other automotive applications, such as anti-lock brakes and "smart" suspension systems.

RESEARCH AND DEVELOPMENT

The markets served by Analog are characterized by rapid technological changes and advances. Accordingly, the Company makes substantial investments in the design and development of new products and processes, and for significant improvement of existing products and processes. Analog spent $196 million during fiscal 1997 on the design, development and improvement of new and existing products and processes, compared to $178 million during fiscal 1996 and $134 million during fiscal 1995.

In support of its research and development activities, the Company employs several hundred engineers involved in product and process development at several design centers and manufacturing sites located throughout the world.

As of November 1, 1997, the Company owned 486 U.S. patents and had 168 patent applications on file with the United States patent office. The Company believes that while its patents may provide some advantage, its competitive position is largely determined by such factors as the knowledge, ability and experience of the Company's personnel, new product development, market recognition and ongoing marketing efforts, customer service and technical support.

SALES CHANNELS

Analog sells its products in both North America and internationally through a direct sales force, third-party distributors and independent sales representatives. Approximately 46% of fiscal 1997 revenue was derived from customers in North America. As of December 1, 1997, the Company had 13 sales offices in the United States, and its third-party distribution channel consisted of eight national and regional third-party distributors and several independent sales representatives at numerous locations throughout the U.S. and Canada.

Approximately 29% of the Company's fiscal 1997 revenue was derived from sales to customers in Europe; 13% to customers in Japan; and 12% to customers in other international markets. As of December 1, 1997, the Company had direct sales offices in Australia, Austria, Denmark, France, Germany, Hong Kong, India, Israel, Italy, Japan, Korea, The Netherlands, Singapore, Sweden, Taiwan and the United Kingdom. The Company also had sales representatives and/or distributors in approximately 36 countries outside North America, including countries where the Company also has direct sales offices. For further detail regarding geographic information, see Note 3 in the Notes to the Company's Consolidated Financial Statements incorporated herein by reference to the 1997 Annual Report to Shareholders and filed herewith as part of Exhibit 13.2.

Approximately 42% of Analog's fiscal 1997 revenue was derived from sales made through distributors. The Company's distributors typically maintain an inventory of Analog products. Some of these distributors also sell products competitive with the Company's products, including those for which the Company is an alternate source. Sales to certain distributors are made under agreements which provide protection to the distributors for their inventory of Company products against price reductions and products that are slow-moving or have been discontinued by the Company.

The Company's worldwide sales efforts are supported by an extensive promotional program that includes editorial coverage and paid advertising in trade publications; direct mail programs; promotional brochures; technical seminars; and participation in trade shows. The Company publishes and distributes full-length databooks, short-form catalogs, applications guides, technical handbooks and detailed data sheets for individual products. The Company also provides products and application information via its worldwide web site on the Internet. The Company also maintains a staff of application engineers who aid customers in incorporating Analog's products into their products during their product development cycles.

For fiscal 1997, Analog's 20 largest customers accounted for approximately 29% of the Company's net sales. The largest single customer represented less than 4% of net sales.

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

Analog's IC products are fabricated both at the Company's production facilities and by third-party wafer fabricators. The Company relies primarily on its own facilities for fabricating wafers that require linear and mixed-signal processes. The Company operates wafer fabrication facilities in Wilmington and Cambridge, Massachusetts; Santa Clara and Sunnyvale, California; and Limerick, Ireland for production of linear and mixed-signal devices. The Company also operates assembly and test facilities located in the United States, Ireland, the Philippines and Taiwan and also uses third-party subcontractors. The Company uses two principal foundries, Taiwan Semiconductor Manufacturing Company ("TSMC") and Chartered Semiconductor Manufacturing Pte., Ltd. ("CSM") for the production of digital and VLSI mixed-signal devices. To provide access to advanced process technology at competitive costs, the Company has entered into a joint venture agreement (WaferTech, LLC) with TSMC, Altera, Integrated Silicon Solutions and several individual investors to build an eight-inch wafer fabrication facility in Camas, Washington. Analog is an 18% equity partner in the joint venture, which is expected to become operational late in 1998, and has rights to purchase up to 27% of the output from this facility.

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

To respond to production capacity shortages which existed during 1995, the Company significantly expanded its manufacturing capacity during 1996 and 1997. Major wafer fabrication expansions have been completed in Wilmington, Massachusetts; Cambridge, Massachusetts; Sunnyvale, California and Limerick, Ireland. In addition, the Company has completed construction of an additional assembly and test facility in Cavite, Philippines.

BACKLOG

Backlog at the end of fiscal 1997 was approximately $280 million; it was approximately $291 million at the end of fiscal 1996. The Company may allow customers to revise the quantities or delivery schedules of products ordered to reflect changes in their needs. Accordingly, the Company believes that its backlog at any time should not be used as a measure of future revenues.

GOVERNMENT CONTRACTS

The Company estimates that approximately 12% of its fiscal 1997 total worldwide revenue was attributable to sales to the U.S. government and government contractors and subcontractors. Analog's government contract related business is predominantly in the form of negotiated, firm fixed-price subcontracts. All such contracts and subcontracts contain standard provisions relating to termination at the election of the United States government.

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

Sales of DSPs represent a growing percentage of the Company's total sales. Analog's competitors in the DSP IC market include Lucent Technologies Inc., Motorola Semiconductor Products and Texas Instruments, Inc.

Many other companies offer components that compete with Analog's products; some also offer other electronic products, and some have financial resources substantially larger than Analog's. Also, some formerly independent competitors have been purchased by larger companies. However, to the Company's knowledge, no manufacturer competes with Analog across all of the product types offered by the Company in its signal-processing components product line.

Analog believes that competitive performance in the marketplace for real-world signal-processing components depends upon several factors, including product price, technical innovation, product quality and reliability, range of products, customer service and technical support. Analog believes its aggressive technical innovation emphasizing product performance and reliability, supported by its commitment to strong customer service and technical support, enables the Company to continue to compete successfully in its chosen markets against both foreign and domestic semiconductor manufacturers.

ENVIRONMENT

Analog's manufacturing facilities are subject to numerous environmental laws and regulations, particularly with respect to industrial waste and emissions. Compliance with these laws and regulations has not had a material impact on the Company's capital expenditures, earnings or competitive position.

EMPLOYEES

As of November 1, 1997, the Company employed approximately 7,500 persons. The Company's future success depends in large part on the continued service of its key technical and senior management personnel, and on its ability to continue to attract, retain and motivate qualified employees, particularly those highly skilled design, process and test engineers involved in the manufacture of existing products and the development of new products and processes. The competition for such personnel is intense, and the loss of key employees could have a material adverse effect on the Company. The Company believes that relations with its employees are good.

ITEM 2.    PROPERTIES

The Company's corporate headquarters is located in Norwood, Massachusetts. Manufacturing and other operations are carried on in several locations worldwide. The following tables provide certain information as to the Company's principal general offices and manufacturing facilities:

    PLANT LOCATION
       OWNED:                                              USE                                           FLOOR SPACE
       ------                                              ---                                           -----------

Wilmington,                Wafer fabrication, components assembly and testing, engineering and         265,200 sq. ft.
Massachusetts              administrative offices

Wilmington,                Engineering, marketing and administrative offices                           108,000 sq. ft.
Massachusetts

Wilmington,                Components engineering, marketing and administrative offices                 67,200 sq. ft.
Massachusetts

Westwood,                  Components and subsystems assembly and testing, engineering and             100,500 sq. ft.
Massachusetts              administrative offices

Limerick,                  Wafer fabrication, wafer probe and testing, engineering and                 311,400 sq. ft.
Ireland                    administrative offices

Greensboro,                Components and board assembly and testing, engineering and                  100,000 sq. ft.
North Carolina             administrative offices

Cavite, Philippines        Components assembly and testing, engineering and administrative             166,000 sq. ft.
                           offices

Manila, Philippines        Components assembly and testing, engineering and administrative              85,000 sq. ft.
                           offices


     PRINCIPAL                                                                                   LEASE
     PROPERTIES                         USE                                 FLOOR SPACE       EXPIRATION      RENEWALS
       LEASED                           ---                                 -----------      (FISCAL YEAR)    --------
       ------                                                                                 -------------

Norwood,              Corporate headquarters, engineering, components      135,000 sq. ft.        2007        3, five-yr.
Massachusetts         testing, sales and marketing offices                                                    periods

Cambridge,            Wafer fabrication, components testing and            116,000 sq. ft.        2001        2, five-yr.
Massachusetts         assembly engineering, marketing and                                                     periods
                      administrative offices

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

Santa Clara,          Administrative offices and engineering                43,500 sq. ft.        2000        2, five-yr.
California                                                                                                    periods

Sunnyvale,            Wafer fabrication                                     40,000 sq. ft.        2000        3, five-yr.
California                                                                                                    periods

Taipei,               Components testing, engineering and                   53,400 sq. ft.        2001        1, five to
Taiwan                administrative offices                                                                  seven yr.
                                                                                                              period

In addition to the principal leased properties listed in the previous table, the Company also leases sales offices and other premises at 29 locations in the United States and 28 locations overseas under operating lease agreements. These leases expire at various dates through the year 2010. The Company anticipates no difficulty in retaining occupancy of any of its manufacturing, office or sales facilities through lease renewals prior to expiration or through month-to-month occupancy, or in replacing them with equivalent facilities. For information concerning the Company's obligations under all operating and capital leases see
Note 7 in the Notes to the Company's Consolidated Financial Statements incorporated herein by reference to the 1997 Annual Report to Shareholders and filed herewith as part of Exhibit 13.2.

ITEM 3.    LEGAL PROCEEDINGS

The information required by this item is set forth in Note 8 in the Notes to the Company's Consolidated Financial Statements incorporated herein by reference to the 1997 Annual Report to Shareholders and filed herewith as part of Exhibit 13.2.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the last quarter of the fiscal year ended November 1, 1997.

\

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


    EXECUTIVE OFFICER     AGE                POSITION                             BUSINESS EXPERIENCE
    -----------------     ---                --------                             -------------------

Ray Stata..................63       Chairman of the Board and          Chairman  of  the  Board  since  1973; Acting
                                    Acting General Manager,            General Manager, Micromachined Products Division since
                                    Micromachined Products Division    September 1996; Chief Executive Officer from 1973 to
                                                                       November 1996; President from 1971 to November 1991.


Jerald G. Fishman..........52       President, Chief Executive         Chief Executive Officer since November 1996;
                                    Officer and Director               President and Director since November 1991;
                                                                       Executive Vice President from 1988 to
                                                                       November 1991; Group Vice President-Components
                                                                       from 1982 to 1988.


Ross Brown.................53       Vice President, Human Resources    Vice  President,  Human  Resources  since  May
                                                                       1993;  U.S.   Personnel  Manager  for  Digital
                                                                       Equipment  Corp.  from  1990 to  1993;  Senior
                                                                       Group  Personnel  Manager at Digital from 1986
                                                                       to 1990.


David D. French............41       Vice President and General         Vice President and General Manager, Computer
                                    Manager, Computer Products         Products Division since May 1994; Vice
                                    Division                           President and General Manager of Systems IC
                                                                       Products Division from November 1991 to May
                                                                       1994; Division General Manager from February
                                                                       1988 to November 1991.

Russell K. Johnsen.........43       Vice President and General         Vice    President    and   General    Manager,
                                    Manager, Communications Division   Communications  Division since May 1994;  Vice
                                                                       President and General Manager,  Analog Devices
                                                                       Semiconductor  Division  from November 1993 to
                                                                       May  1994;  General  Manager  of the Wide Area
                                                                       Networks  Division of  National  Semiconductor
                                                                       Corp. from 1992 to 1993.


Robert R. Marshall.........43       Vice President, Worldwide          Vice President,  Worldwide Manufacturing since
                                    Manufacturing                      February 1994; Vice President,  Manufacturing,
                                                                       Limerick   Site,   Analog   Devices,   B.V.  -
                                                                       Limerick,   Ireland  from   November  1991  to
                                                                       February 1994; Plant Manager,  Analog Devices,
                                                                       B.V. - Limerick,  Ireland from January 1991 to
                                                                       November 1991.

                                        9


    EXECUTIVE OFFICER     AGE                POSITION                             BUSINESS EXPERIENCE
    -----------------     ---                --------                             -------------------

William A. Martin..........38       Treasurer                          Treasurer since March 1993; Assistant
                                                                       Treasurer from October 1991 to March 1993;
                                                                       Manager of Treasury Finance from March 1987 to
                                                                       October 1991; Manager of International
                                                                       Treasury from October 1985 to March 1987.

Robert McAdam..............47       Vice President and General         Vice President and General  Manager,  Standard
                                    Manager, Standard Linear           Linear Products  Division since February 1994;
                                    Products Division                  Vice  President  and General  Manager,  Analog
                                                                       Devices,   B.V.  -  Limerick,   Ireland   from
                                                                       January  1991 to February  1994;  Product Line
                                                                       Manager,  Analog  Devices,  B.V.  -  Limerick,
                                                                       Ireland from October 1988 to January 1991.


Brian P. McAloon...........47       Vice President, Sales              Vice  President,  Sales  since May 1992;  Vice
                                                                       President,  Sales and  Marketing  - Europe and
                                                                       Southeast  Asia  from  1990 to  1992;  General
                                                                       Manager,  Analog  Devices,  B.V.  -  Limerick,
                                                                       Ireland from 1987 to 1990.


Joseph E. McDonough........50       Vice President, Finance and        Vice President, Finance and Chief Financial
                                    Chief Financial Officer            Officer since November 1991; Vice President
                                                                       since 1988 and Treasurer from 1985 to March
                                                                       1993; Director of Taxes from 1983 to 1985.


H. Goodloe Suttler.........46       Vice President, Marketing,         Vice President, Marketing, Quality and
                                    Quality and Planning               Planning since October 1993; Vice President
                                                                       and General Manager, Analog Devices
                                                                       Semiconductor Division from November 1991 to
                                                                       October 1993; General Manager of Analog
                                                                       Devices Semiconductor Division from August
                                                                       1988 to November 1991.

Franklin Weigold...........58       Vice President and General         Vice    President    and   General    Manager,
                                    Manager, Transportation and        Transportation    and   Industrial    Products
                                    Industrial Products Division       Division  since  March  1992;   President  and
                                                                       Chief Operating  Officer of Unitrode from June
                                                                       1990 to March 1992.


There is no family relationship among the named officers.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is listed on the New York Stock Exchange ("NYSE") under the symbol ADI. The table below sets forth the NYSE high and low sale prices of the Common Stock during the two most recent fiscal years.

                                                 FISCAL 1997                              FISCAL 1996
                                          -----------------------                  ------------------------
              PERIOD                         HIGH            LOW                     HIGH              LOW
              ------                         ----            ---                     ----              ---
         First Quarter                    $  29.25        $ 19.63                  $ 19.38         $  13.13
         Second Quarter                   $  29.25        $ 21.00                  $ 22.63         $  16.13
         Third Quarter                    $  33.75        $ 23.88                  $ 22.38         $  12.75
         Fourth Quarter                   $  36.69        $ 26.00                  $ 22.25         $  14.63

The Company's $60,000,000 credit agreement restricts the aggregate of all cash dividend payments declared or made subsequent to November 2, 1996 to an amount not exceeding $150,000,000 plus 50% of the consolidated net income of the Company for the period from November 3, 1996 through the end of the Company's then most recent fiscal quarter. At November 1, 1997 this amount was equal to $239,110,000. The Company has never paid any cash dividends on its Common Stock and has no current intentions to do so.

The approximate number of holders of record of the Company's Common Stock at December 31, 1997 was 5,132. This number does not include shareholders for whom shares are held in a "nominee" or "street" name.

ITEM 6.    SELECTED FINANCIAL DATA

(thousands except per share amounts)        1997             1996             1995             1994               1993
-----------------------------------------------------------------------------------------------------------------------
Statement of Operations data:
    Net sales..................       $1,243,494      $ 1,193,786      $   941,546      $   773,474        $   666,319
    Net income.................          178,219          171,901          119,270           74,496             44,457
    Net income per
      share....................             1.04             1.03              .75              .48                .29

Balance Sheet data:
    Total assets...............       $1,763,853      $ 1,508,272      $   993,349      $   813,088        $   676,179
    Long-term debt and non-
      current obligations under
      capital leases...........          348,852          353,666           80,000           80,061            100,297

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated herein by reference to the "Management Analysis" set forth on pages 1 through 7 of the 1997 Annual Report to Shareholders and is filed herewith as part of Exhibit 13.1.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated herein by reference to the "Management Analysis" set forth on pages 1 through 7 of the 1997 Annual Report to Shareholders and is filed herewith as part of Exhibit 13.1.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated herein by reference to the Company's 1997 Annual Report to Shareholders under the headings "Financial Section - Consolidated Statements of Income, - Consolidated Balance Sheets, - Consolidated Statements of Stockholders' Equity, - Consolidated Statements of Cash Flows, - Notes to Consolidated Financial Statements, - Report of Ernst & Young LLP, Independent Auditors and - Supplementary Financial Information," and is filed herewith as Exhibit 13.2.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The response to this item is contained in part under the caption "EXECUTIVE OFFICERS OF THE COMPANY" in Part I hereof, and the remainder is contained in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on March 10, 1998 (the "1998 Proxy Statement") under the caption "Election of Directors" and is incorporated herein by reference. Information relating to a delinquent filing of a Form 4 by an Executive Officer of the Company is contained in the Company's 1998 Proxy Statement under the caption "Beneficial Ownership Reporting Compliance."

ITEM 11. EXECUTIVE COMPENSATION

The response to this item is contained in the Company's 1998 Proxy Statement under the captions "Directors' Compensation," "Executive Compensation," and "Severance and Other Agreements," and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The response to this item is contained in the Company's 1998 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this item is contained in the Company's 1998 Proxy Statement under the caption "Transactions with Directors," and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1.  FINANCIAL STATEMENTS

      The following consolidated financial statements are included in the Company's 1997 Annual Report and are incorporated herein by reference pursuant to Item 8:

        - Consolidated Statements of Income for the years ended November 1, 1997, November 2, 1996 and October 28, 1995

        - Consolidated Balance Sheets as of November 1, 1997, November 2, 1996 and October 28, 1995

        - Consolidated Statements of Stockholders' Equity for the years ended November 1, 1997, November 2, 1996 and October 28, 1995

        - Consolidated Statements of Cash Flows for the years ended November 1, 1997, November 2, 1996 and October 28, 1995

(a) 2.     FINANCIAL STATEMENT SCHEDULES

      The following consolidated financial statement schedule is included in
      Item 14(d):

        Schedule II - Valuation and Qualifying Accounts

      All other schedules have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

(a) 3.     LISTING OF EXHIBITS

      EXHIBIT
        NO.                           DESCRIPTION
        ---                           -----------

       3.1 Restated Articles of Organization of Analog Devices, Inc., as amended, filed as an exhibit to the Company's Form S-8 filed on May 30, 1996 and incorporated herein by reference.

  +    3.2      By-laws of Analog Devices, Inc. as amended.

       4.1      Rights Agreement, as amended, between Analog Devices, Inc. and
                The First National Bank of Boston, as Rights Agent, filed as an exhibit to a Form 8 filed on June 27, 1989 amending the Registration Statement on Form 8-A relating to Common Stock
                Purchase Rights, and incorporated herein by reference.

       4.2      Indenture dated as of March 1, 1993 between Analog Devices, Inc.
                and The First National Bank of Boston, filed as an exhibit to the Company's Form 10-K for the fiscal year ended October 29, 1994 and incorporated herein by reference.

       4.3      Indenture dated as of December 18, 1995 between Analog Devices,
                Inc. and State Street Bank and Trust Company, as Trustee, filed as an exhibit to the Company's Form 10-K for the fiscal year ended October 28, 1995 and incorporated herein by reference.

*      4.4      Analog Devices, Inc. Deferred Compensation Plan, filed as an exhibit to a Form S-8 filed on December 8, 1995 and incorporated herein by reference, as amended by Amendment No. 1 and Amendment
                No. 2, filed as Exhibits to Post-Effective Amendment No. 1 to
                Form S-8 filed on April 5, 1997, and Amendment No. 3, filed as an Exhibit to Post-Effective Amendment No. 2 to form S-8 filed on November 12, 1997.

* +    10.1     Bonus Plan of Analog Devices, Inc.

*      10.2     1991 Restricted Stock Plan of Analog Devices, Inc., filed
                as an exhibit to the Company's Form 10-K for the fiscal year ended November 2, 1996 and incorporated herein by reference


      EXHIBIT
        NO.                            DESCRIPTION
        ---                            -----------

*      10.3     1980 Stock Option Plan of Analog Devices, Inc., as amended, filed as an exhibit to the Company's Form 10-K for the fiscal year ended November 2, 1996 and incorporated herein by
                reference.

*      10.4     Restated 1988 Stock Option Plan of Analog Devices, Inc.,
                filed as an exhibit to the Company's Form 10-Q for the fiscal quarter ended May 3, 1997 and incorporated herein by reference.

*      10.5     1989 Director Stock Option Plan of Analog Devices, Inc., as
                amended, filed as an exhibit to the Company's Form 10-K for the fiscal year ended November 2, 1996 and incorporated herein by reference.

* +    10.6     1992 Director Option Plan of Analog Devices, Inc.

*      10.7     1994 Director Option Plan of Analog Devices, Inc., as amended, filed as an exhibit to the Company's Form 10-Q for the fiscal quarter ended February 1, 1997 and incorporated herein by
                reference.

  +    10.8     Amended and restated lease agreement dated May 1, 1992
                between Analog Devices, Inc. and the trustees of Everett Street
                Trust relating to the premises at 3 Technology Way, Norwood,
                Massachusetts.

       10.9     Guaranty dated as of May 1, 1994 between Analog Devices, Inc.
                and Metropolitan Life Insurance Company relating to the premises at 3 Technology Way, Norwood, Massachusetts, filed as an exhibit to the Company's Form 10-Q for the fiscal quarter ended April
                30, 1994 and incorporated herein by reference.

       10.10    Letter Agreement dated as of May 18, 1994 between Analog
                Devices, Inc. and Metropolitan Life Insurance Company relating to the premises at 3 Technology Way, Norwood, Massachusetts, filed as an exhibit to the Company's Form 10-Q for the fiscal quarter ended April 30, 1994 and incorporated herein by reference.

  +    10.11    Reimbursement Agreement dated May 18, 1992 between Analog
                Devices, Inc. and the trustees of Everett Street Trust.

       10.12    Lease agreement dated August 8, 1990 between Precision
                Monolithics, Inc. and Bourns, Inc. relating to the premises at 1525 Comstock Road, Santa Clara, California, filed as an exhibit to the Company's Form 10-K for the fiscal year ended November 2, 1996 and incorporated herein by reference.

       10.13    Lease amendment dated May 1, 1996 to the Lease Agreement dated
                August 8, 1990 between Analog Devices, Inc. and Bourns, Inc., relating to premises located at 1525 Comstock Road, Santa Clara, California, filed as an exhibit to the Company's Form 10-Q for the fiscal quarter ended May 4, 1996 and incorporated herein by reference.

       10.14 Lease agreement dated August 8, 1990, as amended, between Precision Monolithics, Inc. and Bourns, Inc. relating to the premises at 1500 Space Park Drive, Santa Clara, California, filed as an exhibit to the Company's Form 10-K for the fiscal year ended November 2, 1996 and incorporated herein by reference.

       10.15    Lease amendment dated May 1, 1996 to the Lease Agreement dated
                August 8, 1990 between Analog Devices, Inc. and Bourns, Inc., relating to premises located at 1500 Space Park Drive, Santa
                Clara, California, filed as an exhibit to the Company's Form
                10-Q for the fiscal quarter ended May 4, 1996 and incorporated herein by reference.


      EXHIBIT
        NO.                       DESCRIPTION
        ---                       -----------

       10.16    Credit Agreement dated as of March 12, 1993 among Analog
                Devices, Inc. and Morgan Guaranty Trust Company of New York,
                Bank of America National Trust and Savings Association,
                Continental Bank, N.A., The First National Bank of Boston and
                Morgan Guaranty Trust Company of New York, as Agent, filed as an exhibit to the Company's Form 10-Q for the fiscal quarter ended
                May 1, 1993 and incorporated herein by reference.

       10.17    Amendment No. 1 dated as of May 18, 1993 to the Company's Credit
                Agreement dated March 12, 1993, filed as an exhibit to the Company's Form 10-Q for the fiscal quarter ended July 31, 1993 and incorporated herein by reference.

       10.18    Amendment No. 2 dated as of September 8, 1994 to the Company's
                Credit Agreement dated March 12, 1993, filed as an exhibit to the Company's Form 10-K for the fiscal year ended October 29, 1994 and incorporated herein by reference.

       10.19    Amendment No. 3 dated as of October 25, 1996 to the Company's
                Credit Agreement dated March 12, 1993, filed as an exhibit to the Company's Form 10-K for the fiscal year ended November 2, 1996 and incorporated herein by reference.

* +    10.20    Form of Employee Retention Agreement, as amended.

*      10.21    Employee Change in Control Severance Policy of Analog
                Devices, Inc., as amended, filed as an exhibit to the Company's
                10-K for the fiscal year ended October 30, 1993 and incorporated herein by reference.

*      10.22    Senior Management Change in Control Severance Policy of
                Analog Devices, Inc., as amended, filed as an exhibit to the
                Company's 10-K for the fiscal year ended October 30, 1993 and incorporated herein by reference.

*      10.23    Description of Consulting Arrangement between Analog Devices,
                Inc. and John L. Doyle, filed as an exhibit to the Company's
                Form 10-K for the fiscal year ended November 2, 1996 and
                incorporated herein by reference.

*      10.24    Letter agreement between Analog Devices, Inc. and Jerald
                G. Fishman dated December 15, 1994 relating to acceleration of stock options and restricted stock awards upon termination of employment, filed as an exhibit to the Company's Form 10-K for the fiscal year ended October 29, 1994 and incorporated herein by reference.

**     10.25    Option Agreement dated as of May 16, 1995 between Analog
                Devices B.V. and Taiwan Semiconductor Manufacturing Company,
                Ltd., filed as an exhibit to the Company's Form 10-Q for the fiscal quarter ended July 29, 1995 and incorporated herein by reference.

**     10.26    Wafer Production Agreement dated as of May 16, 1995
                between Taiwan Semiconductor Manufacturing Company, Ltd. and
                Analog Devices B.V., filed as an exhibit to the Company's Form
                10-Q for the fiscal quarter ended July 29, 1995 and incorporated herein by reference.

       10.27    Lease Agreement dated June 16, 1995 between Analog Devices, Inc.
                and Ferrari Brothers, relating to the premises at 610 Weddell
                Drive, Sunnyvale, California, filed as an exhibit to the Company's Form 10-K for the fiscal year ended November 2, 1996 and incorporated herein by reference.

       10.28    Lease amendment dated March 1, 1996 to the Lease Agreement dated
                June 16, 1995 between Analog Devices, Inc. and Ferrari Brothers, relating to premises located at 610 Weddell Drive, Sunnyvale, California, filed as an exhibit to the Company's Form 10-Q for the fiscal quarter ended May 4, 1996 and incorporated herein by reference.


      EXHIBIT
        NO.                           DESCRIPTION
        ---                           -----------

**     10.29    Manufacturing Agreement dated as of March 17, 1995 between
                Chartered Semiconductor Manufacturing Pte. Ltd. and Analog
                Devices B.V., filed as an exhibit to the Company's Form 10-Q for the fiscal quarter ended February 3, 1996 and incorporated herein by reference.

**     10.30    Deposit Agreement dated January 30, 1996 between Chartered
                Semiconductor Manufacturing Pte. Ltd. and Analog Devices B.V.,
                filed as an exhibit to the Company's Form 10-Q for the fiscal quarter ended February 3, 1996 and incorporated herein by
                reference.

       10.31    Lease Agreement dated February 8, 1996 between Analog Devices,
                Inc. and Massachusetts Institute of Technology, relating to premises located at 21 Osborn Street, Cambridge, Massachusetts, filed as an exhibit to the Company's Form 10-Q for the fiscal quarter ended February 3, 1996 and incorporated herein by reference.

**     10.32    Amended and Restated Limited Liability Company Agreement
                of WaferTech, LLC, a Delaware limited liability company, dated as of August 9, 1996. Filed as Exhibit 10.47 to the Form 10-Q of
                Altera Corporation (File No. 0-16617) for the fiscal quarter ended June 30, 1996, and incorporated herein by reference.

**     10.33    Purchase Agreement by and between Taiwan Semiconductor
                Manufacturing Co., Ltd., as seller and Analog Devices, Inc.,
                Altera Corporation and Integrated Silicon Solutions, Inc., as
                buyers dated as of June 25, 1996. Filed as Exhibit 10.48 to the
                Form 10-Q of Altera Corporation (File No. 0-16617) for the
                fiscal quarter ended June 30, 1996, and incorporated herein by reference.

*      10.34    Trust Agreement for Deferred Compensation Plan, filed as
                an exhibit to the Company's Post Effective Amendment No. 2 to
                Form S-3 filed November 12, 1997 and incorporated herein by reference.

  +    10.35    Lease agreement dated September 19, 1996 between Ren Min
                Company Limited and Analog Devices Taiwan, Limited relating to the premises at Five-Kung-Five Road, Taipei, Taiwan.

  +    11.1     Computation of Earnings Per Share.

  +    13.1     Management Analysis incorporated by reference to pages 1 through
                7 of the 1997 Annual Report to Shareholders.

  +    13.2     Financial Statements and Notes thereto, Report of Ernst & Young
                LLP, Independent Auditors and Supplementary Financial
                Information, incorporated by reference to pages 8 through 33 of the 1997 Annual Report to Shareholders.

  +    21       Subsidiaries of the Company.

  +    23       Consent of Ernst & Young LLP.

       27       Financial Data Schedule.
---------------
*       Management contracts and compensatory plan or arrangements required to be filed as an Exhibit pursuant to Item 14(c) of Form 10-K.

** Confidential treatment has been granted as to certain portions of these Exhibits.

+       Filed herewith.

(b)     REPORTS ON FORM 8-K

        The Company filed no reports on Form 8-K with the Securities and Exchange Commission during the fiscal quarter ended November 1, 1997.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ANALOG DEVICES, INC.
 (Registrant)

By:   /s/  Jerald G. Fishman                  By:   /s/  Joseph E. McDonough
      ------------------------------------          ----------------------------
      Jerald G. Fishman                             Joseph E. McDonough
      President                                     Vice President-Finance
      Chief Executive Officer                       and Chief Financial Officer
      and Director                                  (Principal Financial and
      (Principal Executive Officer)                 Accounting Officer)


Date: JANUARY 28, 1998                        Date: JANUARY 28, 1998
      ------------------------------------          ----------------------------


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


           NAME                                         TITLE                       DATE
           ----                                         -----                       ----

/s/   Ray Stata                                 Chairman of the Board         JANUARY 28, 1998
-------------------------------                                               ----------------
      Ray Stata

/s/   Jerald G. Fishman                              President,               JANUARY 28, 1998
-------------------------------                Chief Executive Officer        ----------------
      Jerald G. Fishman                             and Director


/s/   John L. Doyle                                   Director                JANUARY 28, 1998
-------------------------------                                               ----------------
      John L. Doyle

/s/   Samuel H. Fuller                                Director                JANUARY 28, 1998
-------------------------------                                               ----------------
      Samuel H. Fuller

/s/   Charles O. Holliday                             Director                JANUARY 28, 1998
-------------------------------                                               ----------------
      Charles O. Holliday

/s/   Gordon C. McKeague                              Director                JANUARY 28, 1998
-------------------------------                                               ----------------
      Gordon C. McKeague

/s/   Joel Moses                                      Director                JANUARY 28, 1998
-------------------------------                                               ----------------
      Joel Moses

/s/   F. Grant Saviers *                              Director                JANUARY 28, 1998
-------------------------------                                               ----------------
      F. Grant Saviers

/s/   Lester C. Thurow                                Director                JANUARY 28, 1998
-------------------------------                                               ----------------
      Lester C. Thurow

* Became a member of the Board of Directors on December 10, 1997 and, accordingly, did not serve as a Director during fiscal 1997.

                              ANALOG DEVICES, INC.

                           ANNUAL REPORT ON FORM 10-K

                           YEAR ENDED NOVEMBER 1, 1997

                                   ITEM 14(d)
                          FINANCIAL STATEMENT SCHEDULE

                              ANALOG DEVICES, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
       YEARS ENDED NOVEMBER 1, 1997, NOVEMBER 2, 1996 AND OCTOBER 28, 1995
                                   (THOUSANDS)


                                             BALANCE AT            ADDITION                               BALANCE AT
                                            BEGINNING OF          CHARGED TO                                END OF
DESCRIPTION                                    PERIOD               EXPENSE             DEDUCTIONS          PERIOD
-----------                                    ------               -------             ----------          ------

ACCOUNTS RECEIVABLE RESERVES AND ALLOWANCES:

Year ended October 28, 1995*                 $   9,185            $   5,952             $   2,399          $  12,738
                                             =========            =========             =========          =========
Year ended November 2, 1996*                 $  12,738            $   2,611             $     564          $  14,785
                                             =========            =========             =========          =========
Year ended November 1, 1997                  $  14,785            $  25,456             $     234          $  40,007
                                             =========            =========             =========          =========

* Amounts have been restated to reflect reclassification of certain reserves from Accrued liabilities to Accounts receivable.