Form 10-Q
period 1998-01-31
ANALOG DEVICES INC
filed 1998-03-16
CIK 6281

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    Form 10-Q
(Mark One)
  [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended January 31, 1998

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

    The number of shares outstanding of each of the issuer's classes of Common Stock as of February 27, 1998 was 162,687,271 shares of Common Stock.

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(thousands except per share amounts)

                                                        THREE MONTHS ENDED


                                              JANUARY 31, 1998    FEBRUARY 1, 1997
                                              ----------------    ----------------

Net sales                                          $330,721          $292,063

Cost of sales                                       162,660           148,621
                                                   --------          --------

Gross margin                                        168,061           143,442

Operating expenses:
   Research and development                          54,975            45,704
   Selling, marketing, general and
    administrative                                   55,646            45,131
                                                   --------          --------
                                                    110,621            90,835
                                                   --------          --------

Operating income                                     57,440            52,607

Nonoperating expenses (income):
   Interest expense                                   2,429             3,780
   Interest income                                   (3,981)           (3,394)
   Other                                                785                (7)
                                                   --------          --------
                                                       (767)              379
                                                   --------          --------

Income before income taxes                           58,207            52,228
Provision for income taxes                           13,923            13,048
                                                   --------          --------

Net income                                         $ 44,284          $ 39,180
                                                   ========          ========

Shares used to compute basic earnings per share     161,023           158,515
                                                   ========          ========

Basic earnings per share of common stock              $0.28             $0.25
                                                   ========          ========

Shares used to compute diluted earnings per share   178,146           175,950
                                                   ========          ========

Diluted earnings per share of common stock            $0.26             $0.23
                                                   ========          ========


See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands)


Assets                          JANUARY 31, 1998  NOVEMBER 1, 1997  FEBRUARY 1, 1997
                                ----------------  ----------------  ----------------


Cash and cash equivalents         $  217,198        $  289,601       $  248,142
Short-term investments                76,546            51,006           19,682
Accounts receivable, net             245,738           255,886          234,160
Inventories:
   Finished goods                     83,776            66,253           63,724
   Work in process                   128,587           128,187          118,142
   Raw materials                      29,145            31,526           30,441
                                  ----------        ----------       ----------
                                     241,508           225,966          212,307
Deferred tax assets                   60,000            54,761           45,000
Prepaid expenses                      19,585            18,209           15,896
                                  ----------        ----------       ----------
   Total current assets              860,575           895,429          775,187
                                  ----------        ----------       ----------

Property, plant and equipment,
    at cost:
   Land and buildings                158,346           145,952          143,183
   Machinery and equipment           979,570           938,602          831,436
   Office equipment                   59,910            58,714           50,123
   Leasehold improvements             92,617            87,407           81,320
                                  ----------        ----------       ----------
                                   1,290,443         1,230,675        1,106,062
Less accumulated depreciation
    and amortization                 595,922           569,040          504,150
                                  ----------        ----------       ----------
   Net property, plant and
    equipment                        694,521           661,635          601,912
                                  ----------        ----------       ----------

Investments                          188,690           131,468          116,059
Intangible assets, net                17,925            14,768           16,310
Other assets                          58,415            60,553           26,257
                                  ----------        ----------       ----------
   Total other assets                265,030           206,789          158,626
                                  ----------        ----------       ----------
                                  $1,820,126        $1,763,853       $1,535,725
                                  ==========        ==========       ==========



See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands except share amounts)


Liabilities and Stockholders'
  Equity                        JANUARY 31, 1998  NOVEMBER 1, 1997   FEBRUARY 1, 1997
                                ----------------  ----------------   ----------------

Short-term borrowings and current
  portion of long-term debt           $    1,489     $        -      $    1,434
Obligations under capital leases          11,844         11,733          11,445
Accounts payable                          95,447         97,654          79,167
Deferred income on shipments to
  domestic distributors                   44,224         37,013          34,074
Income taxes payable                      60,525         52,550          50,393
Accrued liabilities                       70,648         75,444          61,746
                                      ----------     ----------      ----------
      Total current liabilities          284,177        274,394         238,259
                                      ----------     ----------      ----------

Long-term debt                           310,000        310,000         310,000
Noncurrent obligations under
  capital leases                          35,871         38,852          47,625
Deferred income taxes                     24,000         20,740          18,000
Other noncurrent liabilities              32,327         31,737          15,797
                                      ----------     ----------      ----------
      Total noncurrent liabilities       402,198        401,329         391,422
                                      ----------     ----------      ----------

Commitments and Contingencies

Stockholders' equity:
   Preferred stock, $1.00 par value,
    500,000 shares authorized,
    none outstanding                           -              -               -
   Common stock, $.16 2/3 par value,
    600,000,000 shares authorized,
    162,317,316 shares issued
    (161,941,094 in November 1997,
    159,886,615 in February 1997)         27,053         26,991          26,648
   Capital in excess of par value        224,800        223,885         181,379
   Retained earnings                     875,868        831,584         692,546
   Cumulative translation adjustment       6,185          6,724           5,982
                                      ----------     ----------       ---------
                                       1,133,906      1,089,184         906,555
   Less 19,934 shares in treasury,
    at cost (35,094 in November 1997
    and 21,120 in February 1997)             155          1,054             511
                                      ----------     ----------      ----------
       Total stockholders' equity      1,133,751      1,088,130         906,044
                                      ----------     ----------      ----------
                                      $1,820,126     $1,763,853      $1,535,725
                                      ==========     ==========      ==========

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(thousands)

                                                         THREE MONTHS ENDED
                                                         ------------------

                                                  JANUARY 31, 1998   FEBRUARY 1, 1997
                                                  ----------------   ----------------
OPERATIONS
Cash flows from operations:
  Net income                                          $ 44,284           $39,180
  Adjustments to reconcile net income
   to net cash provided by operations:
     Depreciation and amortization                      29,744            23,792
     Deferred income taxes                               3,274               995
     Other noncash expense (income)                        586               (81)
     Changes in operating assets and liabilities        (5,307)          (16,993)
                                                      --------          --------
  Total adjustments                                     28,297             7,713
                                                      --------          --------
Net cash provided by operations                         72,581            46,893
                                                      --------          --------

INVESTMENTS
Cash flows from investments:
   Additions to property, plant and equipment, net     (62,200)         (42,022)
   Long-term investments                               (56,520)         (47,677)
   Purchases of short-term investments
     available for sale                                (43,364)               -
   Maturities of short-term investments
     available for sale                                 17,824           70,128
   (Increase) decrease in other assets                  (2,532)             312
                                                      --------         --------
Net cash used for investments                         (146,792)         (19,259)
                                                      --------         --------

FINANCING ACTIVITIES
Cash flows from financing activities:
   Proceeds from employee stock plans                    1,283            3,985
   Payments on capital lease obligations                (2,870)          (2,718)
   Proceeds from equipment financing                         -            7,123
   Net increase (decrease) in variable
    rate borrowings                                      1,489             (973)
                                                      --------         --------
   Net cash (used for) provided by
    financing activities                                   (98)           7,417
                                                      --------         --------

Effect of exchange rate changes on cash                  1,906            2,982
                                                      --------         --------

Net (decrease) increase in cash and cash equivalents   (72,403)          38,033
Cash and cash equivalents at beginning of period       289,601          210,109
                                                      --------         --------
Cash and cash equivalents at end of period            $217,198         $248,142
                                                      ========         ========

SUPPLEMENTAL INFORMATION
Cash paid during the period for:
   Income taxes                                       $  2,232         $  6,839
                                                      ========         ========
   Interest                                           $  4,559         $  4,688
                                                      ========         ========

See accompanying notes.

Analog Devices, Inc.
Notes to Condensed Consolidated Financial Statements
January 31, 1998

Note 1 - In the opinion of management, the information furnished in the accompanying financial statements reflects all adjustments which are necessary to fairly state the results for this interim period and should be read in conjunction with the most recent Annual Report to Stockholders.

Note 2 - Certain amounts reported in the previous year have been reclassified to conform to the 1998 presentation.

Note 3 - Investments
During the first quarter of fiscal 1998 the Company made the final payment of $56 million in connection with its joint venture with Taiwan Semiconductor Manufacturing Company and other investors for the construction and operation of a semiconductor fabrication facility in Camas, Washington ("WaferTech"). The Company has invested $140 million in WaferTech and has an 18% equity ownership in the joint venture.


Note 4 - Earnings Per Share
In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which the Company adopted in the first quarter of fiscal 1998. The Company changed the method used to compute earnings per share and will restate all prior periods. Under the new requirements, primary and fully diluted earnings per share were replaced by basic and diluted earnings per share. Basic earnings per share is computed based only on the weighted average number of common shares outstanding during the period and the dilutive effect of future issues of common stock relating to stock option programs and convertible debt financing is excluded. Diluted earnings per share is computed essentially in the same manner as fully diluted earnings per share with some exceptions. The primary exception affecting the Company's calculation of diluted EPS is that the dilutive effect of stock options is always based on the average market price of the stock during the period, not the higher of the average and period end market price which was required under APB 15. The following table sets forth the computation of basic and diluted earnings per share:

                                                           THREE MONTHS ENDED
                                                           ------------------
                                                 JANUARY 31, 1998    FEBRUARY 1, 1997
                                                 ----------------    ----------------

Net income                                               $ 44,284            $ 39,180
                                                         ========            ========

Weighted average common shares                            161,023             158,515
                                                         ========            ========

BASIC EARNINGS PER SHARE                                    $0.28               $0.25
                                                         ========            ========

Net income                                               $ 44,284            $ 39,180
Interest related to convertible subordinated
   notes, net of tax                                        1,411               1,425
                                                         --------            --------
Earnings available for common stock                      $ 45,695            $ 40,605
                                                         ========            ========

   Weighted average common shares outstanding             160,942             158,195
   Assumed exercise of common stock equivalents             6,219               6,770
   Assumed conversion of subordinated notes                10,985              10,985
                                                         --------            --------
   Weighted average common and common
     equivalent shares                                    178,146             175,950
                                                         ========            ========
DILUTED EARNINGS PER SHARE                               $   0.26            $   0.23
                                                         ========            ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in connection with the unaudited consolidated condensed financial statements and the notes thereto included in Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Analysis for the fiscal year ended November 1, 1997, contained in the Annual Report on Form 10-K.

The following discussion and analysis may contain forward-looking statements. Such statements are subject to certain risks and uncertainties, including those discussed below or in the Company's Form 10-K for the fiscal year ended November 1, 1997, that could cause actual results to differ materially from the Company's expectations. Readers are cautioned not to place undue reliance on any forward-looking statements, as they reflect management's analysis only as of the date hereof. The Company undertakes no obligation to release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations

Net sales for the first quarter of fiscal 1998 were $331 million, an increase of $39 million or 13% from the first quarter of fiscal 1997. Higher sales volumes of standard linear IC ("SLICs") products was the primary reason for the increase. SLICs are primarily high-performance, single function devices. Demand for the Company's SLICs was broad based across all served application markets and geographies with the greatest strength in North America. In addition to the continued growth in the industrial and instrumentation markets, applications such as cellular base stations, ultrasound imaging, analog and digital camcorders, scanners and graphics digitizing products for flat panel display monitors are providing growth opportunities for the Company.

The gross margin for the first quarter of fiscal 1998 was 50.8% compared to 49.1% for the first quarter of fiscal 1997. The increase in gross margin was primarily due to the 13% revenue growth combined with a mix shift in favor of higher margin products in the quarter ended January 31, 1998.

Research and development expenses were 16.6% of sales for the three months ended January 31, 1998, compared to 15.6% of sales for the three months ended February 1, 1997. This increase is mainly due to an increase in customer funded initiatives and to the continued development of innovative SLIC products and processes and higher spending in the development of new products utilizing the Company's high-speed linear and digital signal processing technologies. The Company believes that a continued commitment to research and development is essential in order to maintain product leadership with its existing products and to provide innovative new product offerings, and therefore, expects to continue to make significant investments in research and development in the future.

Selling, marketing, general & administrative ("SMG&A") expenses for the first quarter of fiscal 1998 included a special charge of $8 million attributable to collection difficulties the Company experienced with a GSM customer whose business and financing have been adversely affected by the Southeast Asia economic situation, and other reserves to cover the increased risks associated with accounts receivable from customers in Southeast Asia. SMG&A expenses, excluding the $8 million special charge, declined as a percentage of sales to 14.4%, compared to 15.5% for the year ago quarter.

The effective income tax rate decreased from 25% for the first three month period of fiscal 1997 to 24% for the first three month period of fiscal 1998 due to a shift in the mix of worldwide profits.

Net income for the first quarter of fiscal 1998 of $44 million increased 13% compared to the first quarter of fiscal 1997. Diluted earnings per share were $0.26, compared to $0.23 for the first quarter of fiscal 1997. Excluding the effect of the $8 million special charge recorded in G&A, diluted earnings per share were $0.29 which is an increase of 26% compared to the quarter ended February 1, 1997.

Liquidity and Capital Resources

At January 31, 1998, cash, cash equivalents and short-term investments totaled $294 million. The Company's primary source of funds for the first three months of fiscal 1998 was $73 million of cash provided by operations. The principal uses of funds in the first quarter of fiscal 1998 were a $56 million payment made in connection with the Company's joint venture agreement and the purchase of $62 million of property, plant and equipment.

Net additions to property, plant and equipment of $62 million for the first quarter of fiscal 1998 were funded with a combination of cash on hand and cash generated from operations. Capital expenditures for the quarter included approximately $10 million for the purchase of land in San Jose, California, which the Company plans to use for future expansion. The remainder of the expenditures related to the Company's continued upgrade and expansion of its existing manufacturing facilities worldwide.

During the first quarter of fiscal 1998 the Company made the final payment of $56 million in connection with its joint venture with Taiwan Semiconductor Manufacturing Company and other investors for the construction and operation of a semiconductor fabrication facility in Camas, Washington ("WaferTech"). The Company has invested $140 million in WaferTech and has an 18% equity ownership in the joint venture.

The Company currently plans to make capital expenditures of approximately $275 million during fiscal 1998, primarily in connection with the continued expansion of its manufacturing capacity.

At January 31, 1998, the Company's principal sources of liquidity were $294 million of cash and cash equivalents and short-term investments. In addition, the Company has various lines of credit both in the U.S. and overseas, including a $60 million credit facility in the U.S. which expires in 2000, all of which were substantially unused at January 31, 1998. At January 31, 1998, the Company's debt-to-equity ratio was 32%.

The Company believes that its existing sources of liquidity and cash expected to be generated future operations, together with current and anticipated available long-term financing, will be sufficient to fund operations, capital expenditures and research and development efforts for the foreseeable future.

Factors Which May Affect Future Results

The Company's future operating results are difficult to predict and may be affected by a number of factors including the timing of new product announcements or introductions by the Company and its competitors, competitive pricing pressures, fluctuations in manufacturing yields, adequate availability of wafers and manufacturing capacity, changes in product mix and economic conditions in the United States and international markets. In addition, the semiconductor market has historically been cyclical and subject to significant economic downturns at various times. The Company is exposed to the risk of obsolescence of its inventory depending on the mix of future business. As a result of these and other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis.

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

The Company has substantially increased its manufacturing capacity through both expansion of its production facilities and increased access to third-party foundries; there can be no assurance that the Company will not encounter unanticipated production problems at either its own facilities or at third-party foundries; or if the demand were to increase significantly that the increased capacity would be sufficient to satisfy demand for its products. The Company relies, and plans to continue to rely, on assembly and test subcontractors and on third-party wafer fabricators to supply most of its wafers that can be manufactured using industry-standard digital processes, and such reliance involves several risks, including reduced control over delivery schedules, manufacturing yields and costs. In addition, the Company's capacity additions will result in a significant increase in operating expenses, and if revenue levels do not increase to offset these additional expense levels, the Company's future operating results could be adversely affected, including the potential adverse impact in operating results for "take or pay" covenants in certain of its supply agreements. While the Company tries to ensure that its manufacturing capacity and demand for its products are in relative balance, no assurance can be given that from time to time an imbalance between the Company's manufacturing capacity and the demand for its products would not occur. Any such imbalance could adversely affect the Company's consolidated results of operations.

For the first three months of fiscal 1998, 51% of the Company's revenues were derived from customers in international markets. The Company has manufacturing facilities outside the U.S., in Ireland, the Philippines and Taiwan. The Company also has supply agreements that include "take or pay" covenants with suppliers located in Southeast Asia ("SEA") and as part of these arrangements, the Company has $26 million on deposit with two of these suppliers. The Company also has a $21 million investment with one of these suppliers. In addition, the Company's major partner in its joint venture, WaferTech, is TSMC which is located in the SEA region. The Company is therefore subject to the economic and political risks inherent in international operations, including risks associated with the ongoing uncertainties in the economies in SEA. These risks include air transportation disruptions, expropriation, currency controls and changes in currency exchange rates, tax and tariff rates and freight rates. Although the Company engages in certain hedging transactions to reduce its exposure to currency exchange rate fluctuations, there can be no assurance that the Company's competitive position will not be adversely affected by changes in the exchange rate of the U.S. dollar against other currencies.

The semiconductor industry is characterized by frequent claims and litigation involving patent and other intellectual property rights. The Company has from time to time received, and may in the future receive, claims from third parties asserting that the Company's products or processes infringe their patents or other intellectual property rights. In the event a third party makes a valid intellectual property claim and a license is not available on commercially reasonable terms, the Company's operating results could be materially and adversely affected. Litigation may be necessary to enforce patents or other intellectual property rights of the Company or to defend the Company against claims of infringement, and such litigation can be costly and divert the attention of key personnel. See the Company's Annual Report on form 10-K for the fiscal year ended November 1, 1997 for information concerning certain pending litigation involving the Company. An adverse outcome in such litigation, may, in certain cases, have a material adverse effect on the Company's consolidated financial position or on its consolidated results of operations or cash flows in the period in which the litigation is resolved.

The Company already has installed Year 2000 compliant software in many of its major systems. A task force is engaged in the ongoing effort to complete this activity for the balance of the Company's systems. The cost of these efforts is not expected to be material. The Company presently believes that the Year 2000 issue will not pose significant operational problems. However, Year 2000 issues could have a significant impact on the Company's operations and its financial results if modifications cannot be completed on a timely basis; unforeseen needs or problems arise; or, if the systems operated by the Company's customers, vendors or subcontractors are not Year 2000 compliant.

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

                            PART II - OTHER INFORMATION
                                ANALOG DEVICES, INC.


Item 6.  Exhibits and reports on Form 8-K

    (a)  See Exhibit Index
    (b) There were no reports on Form 8-K filed for the three months ended January 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              ANALOG DEVICES, INC.
                              -------------------
                                  (Registrant)



Date:  March 16, 1998               By:/s/ Jerald G. Fishman
                                          ------------------
                                           Jerald G. Fishman
                                           President and
                                           Chief Executive Officer
                                          (Principal Executive Officer)


Date:  March 16, 1998               By:/s/ Joseph E. McDonough
                                          --------------------
                                           Joseph E. McDonough
                                           Vice President-Finance
                                            and Chief Financial Officer
                                          (Principal Financial and
                                           Accounting Officer)

                                    EXHIBIT INDEX
                                 Analog Devices, Inc.

Item

 27      Financial Data Schedule