Form 10-Q/A
period 1998-01-31
ANALOG DEVICES INC
filed 1998-06-11
CIK 6281

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                 Form 10-Q/A

                               AMENDMENT NO. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Quarterly Report on Form 10-Q/A of Analog Devices, Inc. amends and restates Item 6. of the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 1998 (File No. 1-7819).


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

                                           Analog Devices, Inc.
                                           ---------------------------------
                                               (Registrant)

Date: June 11, 1998                        By: /s/ Jerald G. Fishman
                                               -----------------------------
                                               Jerald G. Fishman
                                               President and
                                               Chief Executive Officer
                                               (Principal Executive Officer)

Date: June 11, 1998                        By: /s/ Joseph E. McDonough
                                               -----------------------------
                                               Joseph E. McDonough
                                               Vice President-Finance
                                               and Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)

                                  EXHIBIT INDEX
                              Analog Devices, Inc.

Item

27       Financial Data Schedule for the quarter ended January 31, 1998.

27.1     Restated Financial Data Schedule for the year ended October 28, 1995.

27.2     Restated Financial Data Schedule for the three months ended
         February 3, 1996.

27.3     Restated Financial Data Schedule for the six months ended May 4, 1996.

27.4     Restated Financial Data Schedule for the nine months ended
         August 3, 1996.

27.5     Restated Financial Data Schedule for the year ended November 2, 1996.

27.6     Restated Financial Data Schedule for the three months ended
         February 1, 1997.

27.7     Restated Financial Data Schedule for the six months ended May 3, 1997.

27.8     Restated Financial Data Schedule for the nine months ended
         August 2, 1997.

27.9     Restated Financial Data Schedule for the year ended November 1, 1997.