Form 10-Q
period 1998-05-02
ANALOG DEVICES INC
filed 1998-06-16
CIK 6281

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 2, 1998

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

                             ----------------------


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO

         The number of shares outstanding of each of the issuer's classes of Common Stock as of May 29, 1998 was 162,924,214 shares of Common Stock.

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(thousands except per share amounts)

                                                            Three Months Ended
                                                        ---------------------------
                                                        May 2, 1998     May 3, 1997
                                                        -----------     -----------

Net sales                                                $333,109         $300,813

Cost of sales                                             169,426          150,544
                                                         --------         --------

Gross margin                                              163,683          150,269

Operating expenses:
   Research and development                                56,190           47,768
   Selling, marketing, general and
    administrative                                         57,014           46,859
   Gain on sale of business, net                          (13,100)              --
                                                         --------         --------
                                                          100,104           94,627
                                                         --------         --------

Operating income                                           63,579           55,642

Nonoperating expenses (income):
   Interest expense                                         3,103            2,973
   Interest income                                         (4,318)          (3,976)
   Other                                                      996              477
                                                         --------         --------
                                                             (219)            (526)
                                                         --------         --------

Income before income taxes                                 63,798           56,168

Provision for income taxes                                 15,358           14,051
                                                         --------         --------

Net income                                               $ 48,440         $ 42,117
                                                         ========         ========

Shares used to compute basic earnings per share           162,124          158,714
                                                         ========         ========

Basic earnings per share                                 $   0.30         $   0.27
                                                         ========         ========

Shares used to compute diluted earnings per share         179,427          176,104
                                                         ========         ========

Diluted earnings per share                               $   0.28         $   0.25
                                                         ========         ========


See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(thousands except per share amounts)

                                                            Six Months Ended
                                                       -----------------------------
                                                       May 2, 1998       May 3, 1997
                                                       -----------       -----------

Net sales                                                $663,830         $592,876

Cost of sales                                             332,086          299,165
                                                         --------         --------

Gross margin                                              331,744          293,711

Operating expenses:
   Research and development                               111,165           93,472
   Selling, marketing, general and
    administrative                                        112,660           91,990
   Gain on sale of business, net                          (13,100)            --
                                                         --------         --------
                                                          210,725          185,462
                                                         --------         --------
Operating income                                          121,019          108,249

Nonoperating expenses (income):
   Interest expense                                         5,532            6,753
   Interest income                                         (8,299)          (7,370)
   Other                                                    1,781              470
                                                         --------         --------
                                                             (986)            (147)
                                                         --------         --------

Income before income taxes                                122,005          108,396

Provision for income taxes                                 29,281           27,099
                                                         --------         --------

Net income                                               $ 92,724         $ 81,297
                                                         ========         ========


Shares used to compute basic earnings per share           161,574          158,615
                                                         ========         ========

Basic earnings per share                                 $   0.58         $   0.52
                                                         ========         ========

Shares used to compute diluted earnings per share         178,787          176,027
                                                         ========         ========

Diluted earnings per share                               $   0.54         $   0.48
                                                         ========         ========




See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands)


Assets                                         May 2, 1998     November 1, 1997    May 3, 1997
                                               -----------     ----------------    -----------

Cash and cash equivalents                      $  286,105        $  289,601        $  234,393
Short-term investments                             33,819            51,006            68,198
Accounts receivable, net                          242,981           255,886           233,327
Inventories:
   Finished goods                                  97,554            66,253            59,243
   Work in process                                141,867           128,187           129,092
   Raw materials                                   27,558            31,526            29,444
                                               ----------        ----------        ----------
                                                  266,979           225,966           217,779
Deferred tax assets                                63,500            54,761            54,500
Prepaid expenses                                   18,473            18,209            16,060
                                               ----------        ----------        ----------
   Total current assets                           911,857           895,429           824,257
                                               ----------        ----------        ----------

Property, plant and equipment, at cost:
   Land and buildings                             158,598           145,952           143,677
   Machinery and equipment                      1,022,398           938,602           856,606
   Office equipment                                63,091            58,714            53,230
   Leasehold improvements                          95,939            87,407            81,599
                                               ----------        ----------        ----------
                                                1,340,026         1,230,675         1,135,112
Less accumulated depreciation
    and amortization                              619,059           569,040           525,933
                                               ----------        ----------        ----------
   Net property, plant and
    equipment                                     720,967           661,635           609,179
                                               ----------        ----------        ----------

Investments                                       191,623           131,468           122,343
Intangible assets, net                             17,227            14,768            15,817
Other assets                                       57,875            60,553            31,838
                                               ----------        ----------        ----------
   Total other assets                             266,725           206,789           169,998
                                               ----------        ----------        ----------
                                               $1,899,549        $1,763,853        $1,603,434
                                               ==========        ==========        ==========



See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands except share amounts)

Liabilities and Stockholders'
  Equity                                    May 2, 1998     November 1, 1997    May 3, 1997
                                            ------------    ----------------    -----------

Short-term borrowings and current
  portion of long-term debt                 $      332        $       --        $    2,472
Obligations under capital leases                11,954            11,733            11,651
Accounts payable                                95,811            97,654            84,566
Deferred income on shipments to
  domestic distributors                         47,788            37,013            36,311
Income taxes payable                            64,335            52,550            56,586
Accrued liabilities                             84,268            75,444            71,595
                                            ----------        ----------        ----------
      Total current liabilities                304,488           274,394           263,181
                                            ----------        ----------        ----------

Long-term debt                                 309,989           310,000           310,000
Noncurrent obligations under
  capital leases                                32,863            38,852            44,627
Deferred income taxes                           24,000            20,740            20,000
Other noncurrent liabilities                    36,716            31,737            17,024
                                            ----------        ----------        ----------
      Total noncurrent liabilities             403,568           401,329           391,651
                                            ----------        ----------        ----------

Commitments and Contingencies

Stockholders' equity:
   Preferred stock, $1.00 par value,
    500,000 shares authorized,
    none outstanding                                --                --                --
   Common stock, $.16 2/3 par value,
    600,000,000 shares authorized,
    163,578,201 shares issued
    (161,941,094 in November 1997,
    160,285,212 in May 1997)                    27,264            26,991            26,715
   Capital in excess of par value              233,297           223,885           182,678
   Retained earnings                           924,308           831,584           734,663
   Cumulative translation adjustment             7,195             6,724             5,199
                                            ----------        ----------        ----------
                                             1,192,064         1,089,184           949,255
   Less 24,682 shares in treasury,
    at cost (35,094 in November 1997
    and 26,464 in May 1997)                        571             1,054               653
                                            ----------        ----------        ----------
       Total stockholders' equity            1,191,493         1,088,130           948,602
                                            ----------        ----------        ----------
                                            $1,899,549        $1,763,853        $1,603,434
                                            ==========        ==========        ==========



See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(thousands)


                                                                      Six Months Ended
                                                                 -----------------------------
                                                                 May 2, 1998       May 3, 1997
                                                                 -----------       -----------

OPERATIONS
Cash flows from operations:
  Net income                                                      $  92,724         $  81,297
  Adjustments to reconcile net income
   to net cash provided by operations:
     Depreciation and amortization                                   61,002            48,564
     Deferred income taxes                                            3,253             2,985
     Other noncash expense (income)                                     838              (116)
     Changes in operating assets and liabilities                     (3,319)           (6,232)
                                                                  ---------         ---------
  Total adjustments                                                  61,774            45,201
                                                                  ---------         ---------
Net cash provided by operations                                     154,498           126,498
                                                                  ---------         ---------

INVESTMENTS
Cash flows from investments:
   Additions to property, plant and equipment, net                 (119,292)          (73,748)
   Maturities of short-term investments
     available for sale                                              94,370            89,810
   Purchases of short-term investments
     available for sale                                             (77,183)          (68,198)
   Long-term investments                                            (54,228)          (53,961)
   Increase in other assets                                          (6,152)           (5,524)
                                                                  ---------         ---------
Net cash used for investments                                      (162,485)         (111,621)
                                                                  ---------         ---------

FINANCING ACTIVITIES
Cash flows from financing activities:
   Proceeds from employee stock plans                                 8,775             4,791
   Payments on capital lease obligations                             (5,768)           (5,505)
   Proceeds from equipment financing                                     --             7,123
   Net increase (decrease) in variable
    rate borrowings                                                     315            (1,964)
                                                                  ---------         ---------
Net cash provided by financing activities                             3,322             4,445
                                                                  ---------         ---------

Effect of exchange rate changes on cash                               1,169             4,962
                                                                  ---------         ---------

Net (decrease) increase in cash and cash equivalents                 (3,496)           24,284
Cash and cash equivalents at beginning of period                    289,601           210,109
                                                                  ---------         ---------
Cash and cash equivalents at end of period                        $ 286,105         $ 234,393
                                                                  =========         =========
SUPPLEMENTAL INFORMATION
Cash paid during the period for:
   Income taxes                                                   $  18,962         $  21,640
                                                                  =========         =========
   Interest                                                       $   7,830         $   8,114
                                                                  =========         =========



See accompanying notes.

Analog Devices, Inc.
Notes to Condensed Consolidated Financial Statements
May 2, 1998



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


Note 3 - Investments

During the first quarter of fiscal 1998 the Company made the final payment of $56 million in connection with its joint venture with Taiwan Semiconductor Manufacturing Company ("TSMC") and other investors for the construction and operation of a semiconductor fabrication facility in Camas, Washington ("WaferTech"). The Company has invested $140 million in WaferTech and has an 18% equity ownership in the joint venture.


Note 4 - Gain on Sale of Business

During the second quarter of fiscal 1998, the Company completed the sale of its disk drive IC business to Adaptec, Inc. This disposal is in line with the Company's strategic decision to concentrate on other areas of its business, specifically analog ICs and DSP products. The Company received approximately $27 million in cash for the disk drive product line and after providing for the write-off of inventory, fixed assets and other costs incurred to complete the transaction, recorded a net gain of approximately $13 million. The Company has entered into other arrangements with Adaptec that provide for payments to the Company aggregating $13 million for assisting Adaptec in future research and development efforts and up to $20 million in royalties based on sales by Adaptec of products incorporating the acquired ADI technology.


Note 5 - Earnings Per Share

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

Analog Devices, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
May 2, 1998


Note 5 - Earnings Per Share (Continued)


                                                                 Three Months Ended
                                                              -------------------------
                                                              May 2, 1998   May 3, 1997
                                                              -----------   -----------

Net income                                                      $ 48,440      $ 42,117
                                                                ========      ========

Weighted average common shares outstanding                       162,124       158,714
                                                                ========      ========

BASIC EARNINGS PER SHARE                                        $   0.30      $   0.27
                                                                ========      ========

Net income                                                      $ 48,440      $ 42,117
Interest related to convertible subordinated
   notes, net of tax                                               1,453         1,425
                                                                --------      --------

Earnings available for common stock                             $ 49,893      $ 43,542
                                                                ========      ========

   Weighted average common shares outstanding                    162,124       158,714
   Assumed exercise of common stock equivalents                    6,319         6,405
   Assumed conversion of subordinated notes                       10,984        10,985
                                                                --------      --------
   Weighted average common and common
     equivalent shares                                           179,427       176,104
                                                                ========      ========

DILUTED EARNINGS PER SHARE                                      $   0.28      $   0.25
                                                                ========      ========



                                                                   Six Months Ended
                                                              --------------------------
                                                              May 2, 1998    May 3, 1997
                                                              -----------    -----------

Net income                                                      $ 92,724      $ 81,297
                                                                ========      ========

Weighted average common shares outstanding                       161,574       158,615
                                                                ========      ========

BASIC EARNINGS PER SHARE                                        $   0.58      $   0.52
                                                                ========      ========

Net income                                                      $ 92,724      $ 81,297
Interest related to convertible subordinated
   notes, net of tax                                               2,864         2,850
                                                                --------      --------

Earnings available for common stock                             $ 95,588      $ 84,147
                                                                ========      ========

   Weighted average common shares outstanding                    161,574       158,615
   Assumed exercise of common stock equivalents                    6,229         6,427
   Assumed conversion of subordinated notes                       10,984        10,985
                                                                --------      --------
   Weighted average common and common
     equivalent shares                                           178,787       176,027
                                                                ========      ========

DILUTED EARNINGS PER SHARE                                      $   0.54      $   0.48
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

Results of Operations

Net sales for the second quarter of fiscal 1998 were $333 million, an increase of 11% from the $301 million reported for the second quarter of fiscal 1997. Net sales for the first two quarters of fiscal 1998 were $664 million, an increase of 12% from the $593 million reported for the comparable period of fiscal 1997. Excluding revenue from the disk drive IC business, which was sold during the second quarter of fiscal 1998, revenue increased 16% as compared to the second quarter of fiscal 1997 and 18% as compared to first half of fiscal 1997. For both the second quarter of fiscal 1998 and the six months ended May 2, 1998 the growth is due to higher sales volumes of standard linear IC products which more than offset a decline in demand for GSM (Global Systems for Mobile communications) chipsets. Consistent with the current market environment for the semiconductor industry, the Company has experienced diminished backlog and a softening of demand for its products, which has resulted in increased levels of inventory and more dependence on orders that are received and shipped in the same quarter.

The gross margin for the second quarter of fiscal 1998 was 49.1%, compared to 50.0% for the second quarter of fiscal 1997. The gross margin was 50.0% for the first half of fiscal 1998 compared to 49.5% for the first half of fiscal 1997. Overall, gross margin in fiscal 1998 benefited from a sales mix shift in favor of higher margin products. The margin in the second quarter of fiscal 1998 was adversely affected by additional inventory reserves of $8 million associated with older GSM chipsets.

Research and development expenses were 16.9% and 16.7% of sales for the three months and six months ended May 2, 1998, compared to 15.9% and 15.8% of sales for the corresponding periods of fiscal 1997. These increases were partly due to an increase in customer funded initiatives and to the continued development of innovative SLIC products and processes and higher spending for the development of new products utilizing the Company's high-speed linear and digital signal processing technologies. The Company believes that a continued commitment to research and development is essential in order to maintain product leadership with its existing products and to provide innovative new product offerings, and therefore, expects to continue to make significant investments in research and development in the future.

Selling, marketing, general & administrative ("SMG&A") expenses for the second quarter of fiscal 1998 were $57 million an increase of $10 million from the $47 million reported for second quarter of fiscal 1997. SMG&A expense for the six months ended May 2, 1998 were $113 million and increase of $21 million from the $92 million for the six months ended May 3, 1997. These increases are primarily attributable to a charge of $6 million recorded in the second quarter related to the consolidation and realignment of the Company's North American third-party distribution channel and initiatives to streamline the Company's cost structure. In addition, the first quarter of fiscal 1998 included an $8 million charge related to bad debt reserves.

During the second quarter of fiscal 1998, the Company completed the sale of its disk drive IC business to Adaptec, Inc. This disposal is in line with the Company's strategic decision to concentrate on other areas of its business, specifically analog ICs and DSP products. The Company received approximately $27 million in cash for the disk drive product line and after providing for the write-off of inventory, fixed assets and other costs incurred to complete the transaction, recorded a net gain of approximately $13 million. The Company has entered into other arrangements with Adaptec that provide for payments to the Company aggregating $13 million for assisting Adaptec in future research and development efforts and up to $20 million in royalties based on sales by Adaptec of products incorporating the acquired ADI technology.

The effective income tax rate decreased to 24% for the second quarter and the first six month period of fiscal 1998 from 25% for the second quarter and first six month period of fiscal 1997 due to a shift in the mix of worldwide profits.

Net income for the second quarter of fiscal 1998 of $48 million increased 15% compared to the second quarter of fiscal 1997. Net income for the first half of fiscal 1998 of $93 million increased 14% compared to the first half of fiscal 1997. Diluted earnings per share were $0.28 and $0.54 for the three months and six months ended May 2, 1998, compared to $0.25 and $0.48 for the comparable periods of fiscal 1997 an increase of 12% and 12.5%, respectively.

Liquidity and Capital Resources

At May 2, 1998, cash, cash equivalents and short-term investments totaled $320 million. The Company's primary source of funds for the first six months of fiscal 1998 was $154 million of cash provided by operations. The principal uses of funds in the first six months of fiscal 1998 were a $56 million payment made in connection with the Company's joint venture agreement and the purchase of $119 million of property, plant and equipment.

Accounts receivable totaled $243 million at the end of the second quarter of fiscal 1998, a decrease of $3 million from the first quarter of fiscal 1998, and $13 million from the fourth quarter of fiscal 1997 and an increase of $10 million from the second quarter of fiscal 1997. The number of days sales outstanding has consistently decreased to 66 days for the second quarter of fiscal 1998, compared to 68, 70 and 71 for the first quarter of fiscal 1998, the fourth quarter of fiscal 1997 and the second quarter of fiscal 1997, respectively.

Inventories of $267 million at May 2, 1998 rose $41 million compared to the fourth quarter of fiscal 1997 and were $49 million above the second quarter of fiscal 1997. Inventory as a percentage of annualized quarterly sales increased to 20% at May 2, 1998 compared to 17% for the fourth quarter of fiscal 1997 and 18% for the second quarter of fiscal 1997. The increase in inventory levels was a result of the increase in manufacturing capacity over the past year, combined with the current slowdown in demand. The current inventory levels will allow the Company to respond to the expected resumption in demand.

Net additions to property, plant and equipment of $57 million for the second quarter of fiscal 1998 were funded with cash generated from operations. Capital expenditures related to the Company's continued upgrade and expansion of its existing manufacturing facilities worldwide.

The Company currently plans to spend approximately $175 million on capital expenditures during fiscal 1998, primarily in connection with the continued expansion of its manufacturing capacity.

At May 2, 1998, the Company's principal sources of liquidity were $320 million of cash and cash equivalents and short-term investments. In addition, the Company has various lines of credit both in the U.S. and overseas, including a $60 million credit facility in the U.S. which expires in 2000, all of which were substantially unused at May 2, 1998. At May 2, 1998, the Company's debt-to-equity ratio was 30%.

The Company believes that its existing sources of liquidity and cash expected to be generated from future operations, together with current and anticipated available long-term financing, will be sufficient to fund operations, capital expenditures and research and development efforts for the foreseeable future.


Factors Which May Affect Future Results

The Company's future operating results are difficult to predict and may be affected by a number of factors including the timing of new product announcements or introductions by the Company and its competitors, competitive pricing pressures, fluctuations in manufacturing yields, adequate availability of wafers and manufacturing capacity, changes in product mix and economic conditions in the United States and international markets. In addition, the semiconductor market has historically been cyclical and subject to significant economic downturns at various times. This can cause customer and distributor inventory levels to fluctuate and can disrupt the order patterns from both customers and distributors. The Company is exposed to the risk of obsolescence of its inventory depending on the mix of future business. As a result of these and other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis.

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

For the first six months of fiscal 1998, 51% of the Company's revenues were derived from customers in international markets. The Company has manufacturing facilities outside the U.S., in Ireland, the Philippines and Taiwan. The Company also has supply agreements that include "take or pay" covenants with suppliers located in Southeast Asia ("SEA") and as part of these arrangements, the Company has $26 million on deposit with two of these suppliers. The Company also has a $21 million investment with one of these suppliers. In addition, the Company's major partner in its joint venture, WaferTech, is TSMC which is located in the SEA region. The Company is therefore subject to the economic and political risks inherent in international operations, including risks associated with the ongoing uncertainties in the economies in SEA. These risks include air transportation disruptions, expropriation, currency controls and changes in currency exchange rates, tax and tariff rates and freight rates. Although the Company engages in certain hedging transactions to reduce its exposure to currency exchange rate fluctuations, there can be no assurance that the Company's competitive position will not be adversely affected by changes in the exchange rate of the U.S. dollar against other currencies.

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

The Company has installed Year 2000 compliant software in many of its major systems. A task force is engaged in the ongoing effort to complete this activity for the balance of the Company's systems. The cost of these efforts is not expected to be material. The Company presently believes that the Year 2000 issue will not pose significant operational problems. However, Year 2000 issues could have a significant impact on the Company's operations and its financial results if modifications cannot be completed on a timely basis; unforeseen needs or problems arise; or, if the systems operated by the Company's customers, vendors or subcontractors are not Year 2000 compliant.

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

                           PART II - OTHER INFORMATION
                              ANALOG DEVICES, INC.


Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on March 10, 1998, the stockholders of the Company elected Messers. Jerald G. Fishman and F. Grant Saviers to serve as Class II Directors for a term of three years by the following votes:


Nominee                  Votes for        Votes Withheld      Broker Non Votes
-------                  ---------        --------------      ----------------

Jerald G. Fishman       136,971,458           824,118                 -0-
F. Grant Saviers        136,890,786           904,790                 -0-


The terms of office of Messrs. John L. Doyle, Samuel H. Fuller, Charles O. Holliday, Jr., Joel Moses, Lester C. Thurow and Ray Stata continued after the meeting.

At the same meeting, the stockholders approved the adoption of the 1998 Stock Option Plan, which replaces the Company's 1988 Stock Option Plan, and allows for the grant of up to 15 million shares of Common Stock (subject to adjustment in the event of stock splits, stock dividends and other similar events), by a vote of 78,460,614 in favor, 43,560,284 opposed and 354,859 abstaining. There were 15,419,819 broker non-votes on the proposal.

At the same meeting, the stockholders approved amendments to the Company's 1994 Director Option Plan, by a vote of 111,907,918 in favor, 9,785,761 opposed and 682,078 abstaining. There were 15,419,819 broker non-votes on the proposal.

Stockholders also ratified the selection by the Board of Directors of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending October 31, 1998, by a vote of 137,346,956 in favor, 110,002 opposed and 338,618 abstaining.



Item 6.  Exhibits and reports on Form 8-K

     (a)  See Exhibit Index

     (b)  Form 8-K - Reporting Date - March 19, 1998

          Item reported - Item 5. Other Events. On March 19, 1998 the Registrant filed information relating to the March 10, 1998 declaration of a dividend, by the Board of Directors of the Company, of one Right for each outstanding share of the Company's Common Stock to stockholders of record at the close of business on March 23, 1998.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             Analog Devices, Inc.
                                                (Registrant)



Date: June 15, 1998                          By: /s/ Jerald G. Fishman
                                                 ------------------------------
                                                 Jerald G. Fishman
                                                 President and
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)


Date: June 15, 1998                          By: /s/ Joseph E. McDonough
                                                 ------------------------------
                                                 Joseph E. McDonough
                                                 Vice President-Finance
                                                 and Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)

                                  EXHIBIT INDEX
                              Analog Devices, Inc.

Item

 27      Financial Data Schedule