Form 10-Q
period 1998-08-01
ANALOG DEVICES INC
filed 1998-09-15
CIK 6281

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    Form 10-Q

(Mark One)
  [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended August 1, 1998

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

                             ----------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     The number of shares outstanding of each of the issuer's classes of Common Stock as of August 28, 1998 was 162,611,880 shares of Common Stock.

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(thousands except per share amounts)


                                                            Three Months Ended
                                                      --------------------------------
                                                      August 1, 1998    August 2, 1997
                                                      --------------    --------------

Net sales                                                $294,920         $318,139

Cost of sales                                             161,522          158,901
                                                         --------         --------

Gross margin                                              133,398          159,238

Operating expenses:
   Research and development                                55,088           49,895
   Selling, marketing, general and administrative          48,202           48,939
   Restructuring charge                                    17,000               --
                                                         --------         --------

Operating income                                           13,108           60,404

Equity in loss (income) of WaferTech                        3,560              (85)

Interest and other expense, net                              (794)            (803)
                                                         --------         --------

Income before income taxes                                 10,342           61,292

Provision for income taxes                                  1,551           15,323
                                                         --------         --------

Net income                                               $  8,791         $ 45,969
                                                         ========         ========

Shares used to compute basic earnings per share           162,451          159,796
                                                         ========         ========

Basic earnings per share                                 $   0.05         $   0.29
                                                         ========         ========

Shares used to compute diluted earnings per share         178,546          177,773
                                                         ========         ========

Diluted earnings per share                               $   0.06         $   0.27
                                                         ========         ========



See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(thousands except per share amounts)


                                                            Nine Months Ended
                                                      -------------------------------
                                                      August 1, 1998   August 2, 1997
                                                      --------------   --------------

Net sales                                                $958,750         $911,015

Cost of sales                                             490,103          457,372
                                                         --------         --------

Gross margin                                              468,647          453,643

Operating expenses:
   Research and development                               166,253          143,367
   Selling, marketing, general and administrative         160,862          140,929
   Restructuring charge                                    17,000               --
   Gain on sale of business, net                          (13,100)              --
                                                         --------         --------

Operating income                                          137,632          169,347

Equity in loss of WaferTech                                 7,065              609

Interest and other expense, net                            (1,780)            (951)
                                                         --------         --------

Income before income taxes                                132,347          169,689

Provision for income taxes                                 30,832           42,422
                                                         --------         --------

Net income                                               $101,515         $127,267
                                                         ========         ========

Shares used to compute basic earnings per share           161,866          159,008
                                                         ========         ========

Basic earnings per share                                 $   0.63         $   0.81
                                                         ========         ========

Shares used to compute diluted earnings per share         178,706          176,609
                                                         ========         ========

Diluted earnings per share                               $   0.60         $   0.75
                                                         ========         ========




See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands)


Assets                                       August 1, 1998   November 1, 1997   August 2, 1997
                                             --------------   ----------------   --------------

Cash and cash equivalents                      $  261,705        $  289,601        $  235,699
Short-term investments                             38,792            51,006            80,770
Accounts receivable, net                          211,583           255,886           246,680
Inventories:
   Finished goods                                 109,565            66,253            59,953
   Work in process                                135,091           128,187           135,082
   Raw materials                                   27,714            31,526            26,823
                                               ----------        ----------        ----------
                                                  272,370           225,966           221,858
Deferred tax assets                                66,910            54,761            55,800
Prepaid expenses                                   18,233            18,209            15,402
                                               ----------        ----------        ----------
   Total current assets                           869,593           895,429           856,209
                                               ----------        ----------        ----------

Property, plant and equipment, at cost:
   Land and buildings                             158,729           145,952           144,744
   Machinery and equipment                      1,034,437           938,602           893,452
   Office equipment                                65,444            58,714            56,054
   Leasehold improvements                         100,265            87,407            83,440
                                               ----------        ----------        ----------
                                                1,358,875         1,230,675         1,177,690
Less accumulated depreciation
    and amortization                              644,907           569,040           548,600
                                               ----------        ----------        ----------
   Net property, plant and equipment              713,968           661,635           629,090
                                               ----------        ----------        ----------

Investments                                       190,051           131,468           122,081
Intangible assets, net                             16,525            14,768            15,280
Other assets                                       51,720            60,553            42,074
                                               ----------        ----------        ----------
   Total other assets                             258,296           206,789           179,435
                                               ----------        ----------        ----------
                                               $1,841,857        $1,763,853        $1,664,734
                                               ==========        ==========        ==========



See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands except share amounts)



Liabilities and Stockholders'
  Equity                                   August 1, 1998   November 1, 1997   August 2, 1997
                                           --------------   ----------------   --------------

Short-term borrowings and current
  portion of long-term debt                  $    1,922        $       --        $    1,458
Obligations under capital leases                 12,065            11,733            11,625
Accounts payable                                 64,379            97,654            83,814
Deferred income on shipments to
  domestic distributors                          46,512            37,013            32,874
Income taxes payable                             63,647            52,550            68,570
Accrued liabilities                              80,837            75,444            65,933
                                             ----------        ----------        ----------
      Total current liabilities                 269,362           274,394           264,274
                                             ----------        ----------        ----------

Long-term debt                                  309,985           310,000           310,000
Noncurrent obligations under
  capital leases                                 29,831            38,852            41,703
Deferred income taxes                            24,499            20,740            21,000
Other noncurrent liabilities                     38,511            31,737            19,587
                                             ----------        ----------        ----------
      Total noncurrent liabilities              402,826           401,329           392,290
                                             ----------        ----------        ----------

Commitments and Contingencies

Stockholders' equity:
   Preferred stock, $1.00 par value,
    500,000 shares authorized,
    none outstanding                                 --                --                --

   Common stock, $.16 2/3 par value,
    600,000,000 shares authorized,
    163,927,212 shares issued
    (161,941,094 in November 1997,
    161,296,898 in August 1997)                  27,322            26,991            26,883

   Capital in excess of par value               232,437           223,885           194,909
   Retained earnings                            933,099           831,584           780,632
   Cumulative translation adjustment              6,925             6,724             6,062
                                             ----------        ----------        ----------
                                              1,199,783         1,089,184         1,008,486
   Less 1,309,917 shares in treasury,
    at cost (35,094 in November 1997
    and 10,186 in August 1997)                   30,114             1,054               316
                                             ----------        ----------        ----------
       Total stockholders' equity             1,169,669         1,088,130         1,008,170
                                             ----------        ----------        ----------
                                             $1,841,857        $1,763,853        $1,664,734
                                             ==========        ==========        ==========



See accompanying notes

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(thousands)


                                                                Nine Months Ended
                                                          --------------------------------
                                                          August 1, 1998    August 2, 1997
                                                          --------------    --------------

OPERATIONS
Cash flows from operations:
  Net income                                                $ 101,515         $ 127,267
  Adjustments to reconcile net income
   to net cash provided by operations:
     Depreciation and amortization                             93,310            75,556
     Noncash portion of restructuring charge                   10,000                --
     Equity in loss of WaferTech                                7,065               609
     Deferred income taxes                                      3,754             4,016
     Other                                                     (1,192)             (807)
     Changes in operating assets and liabilities              (17,252)          (21,556)
                                                            ---------         ---------
  Total adjustments                                            95,685            57,818
                                                            ---------         ---------
Net cash provided by operations                               197,200           185,085
                                                            ---------         ---------

INVESTMENTS
Cash flows from investments:
   Additions to property, plant and equipment, net           (143,986)         (119,121)
   Maturities of short-term investments
     available for sale                                       123,949           124,224
   Purchases of short-term investments
     available for sale                                      (111,735)         (115,184)
   Long-term investments                                      (63,191)          (52,911)
   Increase in other assets                                    (2,142)          (16,095)
                                                            ---------         ---------
Net cash used for investments                                (197,105)         (179,087)
                                                            ---------         ---------

FINANCING ACTIVITIES
Cash flows from financing activities:
   Repurchase of common stock                                 (44,717)               --
   Proceeds from employee stock plans                          22,507            16,605
   Payments on capital lease obligations                       (8,688)           (8,421)
   Proceeds from equipment financing                               --             7,123
   Net increase (decrease) in variable
    rate borrowings                                             1,920            (2,500)
                                                            ---------         ---------
Net cash (used by) provided by financing activities           (28,978)           12,807
                                                            ---------         ---------

Effect of exchange rate changes on cash                           987             6,785
                                                            ---------         ---------

Net (decrease) increase in cash and cash equivalents          (27,896)           25,590
Cash and cash equivalents at beginning of period              289,601           210,109
                                                            ---------         ---------
Cash and cash equivalents at end of period                  $ 261,705         $ 235,699
                                                            =========         =========

SUPPLEMENTAL INFORMATION
Cash paid during the period for:
   Income taxes                                             $  21,125         $  24,389
                                                            =========         =========
   Interest                                                 $  12,345         $  12,760
                                                            =========         =========



See accompanying notes.

Analog Devices, Inc.
Notes to Condensed Consolidated Financial Statements
August 1, 1998



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

Note 5 - Restructuring Charge

The Company recorded a restructuring charge of $17 million during the third quarter of fiscal 1998. Seven million of this charge relates to a worldwide workforce reduction of approximately 350 employees in the manufacturing, selling and G&A areas. As a result of a review of its business strategies, the Company is scaling back its efforts in certain business areas and has written off $10 million, which is the carrying value of specific assets associated with these businesses.

Note 6 - Common Stock Repurchase

During the third quarter of fiscal 1998 the Company was authorized by the Board of Directors to repurchase up to a maximum of 4 million shares of its outstanding common stock. As of August 1, 1998 the Company had purchased approximately 1,816,300 shares of stock for $44.7 million. The Company expects to purchase the remaining 2.2 million shares as market conditions allow. The repurchased shares will be held as treasury shares and will be available for issuance under the Company's stock option plans, employees stock purchase plan and other stock benefit plans.

Analog Devices, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
August 1, 1998


Note 7 - Earnings Per Share

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


                                                         Three Months Ended
                                                    -------------------------------
                                                    August 1, 1998   August 2, 1997
                                                    --------------   --------------

Net income                                             $  8,791        $ 45,969
                                                       ========        ========

Weighted average common shares outstanding              162,451         159,796
                                                       ========        ========

BASIC EARNINGS PER SHARE                               $   0.05        $   0.29
                                                       ========        ========

Net income                                             $  8,791        $ 45,969
Interest related to convertible subordinated
   notes, net of tax                                      1,411           1,425
                                                       --------        --------

Earnings available for common stock                    $ 10,202        $ 47,394
                                                       ========        ========

   Weighted average common shares outstanding           162,451         159,796
   Assumed exercise of common stock equivalents           5,111           6,992
   Assumed conversion of subordinated notes              10,984          10,985
                                                       --------        --------
   Weighted average common and common
     equivalent shares                                  178,546         177,773
                                                       ========        ========

DILUTED EARNINGS PER SHARE                             $   0.06        $   0.27
                                                       ========        ========


Analog Devices, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
August 1, 1998

Note 7 - Earnings Per Share (Continued)


                                                          Nine Months Ended
                                                   -------------------------------
                                                   August 1, 1998   August 2, 1997
                                                   --------------   --------------

Net income                                             $101,515        $127,267
                                                       ========        ========

Weighted average common shares outstanding              161,866         159,008
                                                       ========        ========

BASIC EARNINGS PER SHARE                               $   0.63        $   0.81
                                                       ========        ========

Net income                                             $101,515        $127,267
Interest related to convertible subordinated
   notes, net of tax                                      4,275           4,275
                                                       --------        --------

Earnings available for common stock                    $105,790        $131,542
                                                       ========        ========

   Weighted average common shares outstanding           161,866         159,008
   Assumed exercise of common stock equivalents           5,856           6,616
   Assumed conversion of subordinated notes              10,984          10,985
                                                       --------        --------
   Weighted average common and common
     equivalent shares                                  178,706         176,609
                                                       ========        ========

DILUTED EARNINGS PER SHARE                             $   0.60        $   0.75
                                                       ========        ========



Note 8 - New Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 establishes standards for accounting and reporting of derivative instruments for periods beginning after June 15, 1999 and early adoption is permitted. FAS 133 requires that all derivative instruments be recognized in the balance sheet as either assets or liabilities and measured at fair value. Furthermore, FAS 133 requires current recognition in earnings of changes in the fair value of derivative instruments depending on the intended use of the derivative and the resulting designation. The Company has not determined the timing of adopting FAS 133 or the impact of such adoption on its financial statements.

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

Results of Operations

Net sales for the third quarter of fiscal 1998 were $295 million, a decrease of 7% from the $318 million reported for the third quarter of fiscal 1997. Net sales for the first three quarters of fiscal 1998 were $959 million, an increase of 5% from the $911 million reported for the comparable period of fiscal 1997. The decrease from the third quarter of fiscal 1997 was primarily due to a decline in sales of SLIC products, the sale of the disk drive IC business in the second quarter of fiscal 1998 and the decline in demand for GSM chipsets. The decline in sales of SLIC products primarily occurred in the distributor channel as the distributors adjusted their order patterns in recognition of their higher inventory levels relative to current demand levels. These decreases were partially offset by increases in the DSP based business. Consistent with the current market environment for the industry, the Company has experienced diminished backlog and a softening of demand for its products, which has resulted in increased levels of inventory and more dependence on orders that are received and shipped in the same quarter.

The gross margin for the third quarter of fiscal 1998 was 45.2%, compared to 50.1% for the third quarter of fiscal 1997. The gross margin was 48.9% for the first three quarters of fiscal 1998 compared to 49.8% for the first three quarters of fiscal 1997. The decline in gross margin was primarily due to lower demand combined with a reduction in production rates. The Company anticipates gross margins to remain at a depressed level until sales volumes increase.

Research and development expenses ("R&D") were $55 million and $166 million for the three months and nine months ended August 1, 1998, compared to $50 million and $143 million for the corresponding periods of fiscal 1997. While the Company believes that a continued commitment to research and development is essential in order to maintain product leadership with its existing products and to provide innovative new product offerings, during the third quarter of fiscal 1998 the Company began to curtail the growth in R&D spending and reduced R&D expense from $56 million in the second quarter of fiscal 1998, to $55 million in the third quarter of 1998. The Company has undertaken a review of its DSP strategy and concluded that the key to success in the DSP market is the continued active pursuit of opportunities in the general-purpose DSP market and a narrower focus on carefully selected opportunities in vertical market segments that can provide consistent growth and generate high, sustainable margin.

Selling, marketing, general & administrative ("SMG&A") expenses for the third quarter of fiscal 1998 were $48.2 million a decrease of $.7 million from the $48.9 million reported for third quarter of fiscal 1997. This decrease is a result of a concerted effort to constrain spending during a period of weakness in demand. SMG&A expense for the nine months ended August 1, 1998 were $161 million, an increase of $20 million from the $141 million for the nine months ended August 2, 1997. This increase was primarily attributable to a charge of $6 million recorded in the second quarter related to the consolidation and realignment of the Company's North American third-party distribution channel and initiatives to streamline the Company's cost structure, along with a $8 million charge related to bad debt reserves recorded in the first quarter of fiscal 1998.

The Company recorded a restructuring charge of $17 million during the third quarter of fiscal 1998. Seven million of this charge relates to a worldwide workforce reduction of approximately 350 employees in the manufacturing, selling and G&A areas. This action will result in an annual savings of approximately
$10 million, and will commence during the fourth quarter of fiscal 1998. In addition, the Company has undertaken a review of its business strategy and concluded that the key to success in the DSP market is the continued active pursuit of opportunities in the general-purpose DSP market and a narrower focus on carefully selected opportunities in vertical market segments that can provide consistent growth and generate high, sustainable margins. As a result of this review the Company is scaling back its efforts in certain business areas and has written off $10 million, which is the carrying value of specific assets associated with these businesses.

The effective income tax rate decreased to 15% for the third quarter and 23% for the first nine month period of fiscal 1998 from 25% for the third quarter and first nine month period of fiscal 1997 due to a shift in the mix of worldwide profits.

Net income for the third quarter of fiscal 1998 of $9 million decreased $37 million compared to the third quarter of fiscal 1997. Net income for the first nine months of fiscal 1998 of $102 million decreased $26 million compared to the first nine months of fiscal 1997. Diluted earnings per share were $0.06 and $0.60 for the three months and nine months ended August 1, 1998, compared to $0.27 and $0.75 for the comparable periods of fiscal 1997.

Liquidity and Capital Resources

At August 1, 1998, cash, cash equivalents and short-term investments totaled $300 million. The Company's primary source of funds for the first nine months of fiscal 1998 was $197 million of cash provided by operations. The principal uses of funds in the first nine months of fiscal 1998 were $45 million used to repurchase common stock, a $56 million payment made in connection with the Company's joint venture agreement with TSMC and others and the purchase of $144 million of property, plant and equipment.

Accounts receivable totaled $212 million at the end of the third quarter of fiscal 1998, a decrease of $44 million from the fourth quarter of fiscal 1997 and $35 million from the third quarter of fiscal 1997. The number of days sales outstanding has consistently decreased to 65 days for the third quarter of fiscal 1998, compared to 71 and 70 for the third and fourth quarters of fiscal 1997, respectively.

Inventories of $272 million at August 1, 1998 rose $46 million compared to the fourth quarter of fiscal 1997 and were $51 million above the third quarter of fiscal 1997. The increase in inventory levels was a result of the Company running its factories during the first half of the year at production rates which turned out to be higher than the levels of incoming demand. The Company is adjusting production rates to be more in-line with current levels of demand.

Net additions to property, plant and equipment of $25 million for the third quarter of fiscal 1998 were funded with cash generated from operations. This level of spending is down significantly from the prior three quarters where the average expense was $60 million. This decrease in capital expenditures was a result of the Company's efforts to constrain all spending, including capital expenditures, in the current business environment. The Company currently plans to spend approximately $160 million on capital expenditures during fiscal 1998.

During the third quarter of fiscal 1998 the Company was authorized by the Board of Directors to repurchase up to a maximum of 4 million shares of its outstanding common stock. As of August 1, 1998 the Company had purchased approximately 1,816,300 shares of stock for $44.7 million. The Company expects to purchase the remaining 2.2 million shares as market conditions allow. The repurchased shares will be held as treasury shares and will be available for issuance under the Company's stock option plans, employees stock purchase plan and other stock benefit plans.

At August 1, 1998, the Company's principal sources of liquidity were $300 million of cash and cash equivalents and short-term investments. In addition, the Company has various lines of credit both in the U.S. and overseas, including a $60 million credit facility in the U.S. which expires in 2000, all of which were substantially unused at August 1, 1998. At August 1, 1998, the Company's debt-to-equity ratio was 30%.

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

For the first nine months of fiscal 1998, 51% of the Company's revenues were derived from customers in international markets. The Company has manufacturing facilities outside the U.S., in Ireland, the Philippines and Taiwan. The Company also has supply agreements that include "take or pay" covenants with suppliers located in Southeast Asia ("SEA") and as part of these arrangements, the Company has $26 million on deposit with two of these suppliers. The Company also has a $21 million investment with one of these suppliers. In addition, the Company's has invested $140 million in its joint venture, WaferTech (located in Camas, Washington), the major partner is TSMC which is located in Taiwan. The Company is therefore subject to the economic and political risks inherent in international operations, including risks associated with the ongoing uncertainties in the economies in SEA. These risks include air transportation disruptions, expropriation, currency controls and changes in currency exchange rates, tax and tariff rates and freight rates. Although the Company engages in certain hedging transactions to reduce its exposure to currency exchange rate fluctuations, there can be no assurance that the Company's competitive position will not be adversely affected by changes in the exchange rate of the U.S. dollar against other currencies.

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

Year 2000

The Company has year 2000 compliant software on many of its major platforms, including its financial and order entry systems. However, the Company has made the year 2000 issue a significant priority and a task force is engaged in the ongoing effort to reduce the year 2000 related risk in the balance of the Company's systems and equipment.

The task force's efforts are concentrated in six separate areas, as outlined below:

     Centrally Managed Global Systems

These systems have been split into "Mission Critical" and "Non-Mission Critical". Mission critical is defined as systems that can seriously impair the Company's ability to conduct its business. There were 15 mission critical applications identified and as of August 31, 1998 80% of these are year 2000 compliant. The task force is addressing the remaining 20% and it is currently expected that they will be compliant during the first half of fiscal 1999. Non-mission critical is defined as systems which would not cause serious impairment to the organization. The task force is continually reviewing and re-prioritizing the remaining systems to ensure that the appropriate items are receiving the proper attention.


     Design and Engineering Systems

The Corporate CAD (Computer Aided Design) Council is leading a worldwide year 2000 compliancy review of hardware and software related to the design and engineering systems. As of August 31, 1998 this review was 90% complete and decisions have been made to migrate to year 2000 compliant operating systems during the first half of fiscal 1999.

     Site Based Manufacturing Systems

Manufacturing site managers are committed to ensuring a successful transition of operations in the year 2000. Year 2000 is a standard agenda item for all manufacturing review meetings. All critical manufacturing systems are in the process of being reviewed for year 2000 compliancy. The review process includes, but is not limited to, ensuring date compliance is necessary, meeting with vendors to determine if there is a fix available, and making decisions as to whether or not a new, date compliant piece of equipment should be purchased. In some instances the Company is considering "rolling back" the internal date mechanism as a contingency for some equipment, and the task force is in the process of testing the effects of this solution.

     Personal Computers

The Company has a PC Standards Committee, comprised of participants from each site. This committee has developed methodology to review hardware and software compliance for all of the Company's 3,500 networked PC's. The Company does not foresee any year 2000 issues in this area.

     Facility Related Systems

Systems such as heating, sprinklers, elevators, and card-key access are also being reviewed by site teams. Each team has a designated facilitator and there are representatives from each department participating. All of the teams have taken a thorough inventory of their site's systems and steady progress is being made in addressing any year 2000 issues.

     Third Party

The Corporate year 2000 task force is also reviewing third-party systems. For the Company's Electronic Data Interchange ("EDI") systems, all partners were surveyed and the Company believes it will be able to support all of its EDI partners. For external elements on which the Company is dependent, the Company has received confirmation from suppliers that they will be compliant in the first half of fiscal 1999. If they are not compliant at that time the Company has plans in place to convert to another year 2000 compliant vendor.

Other external service providers, primarily financial and human resource services, have also been surveyed. Ninety percent of the surveys were returned and most expect to be year 2000 compliant. For systems which are not expected to be year 2000 compliant the Company is in the process of developing contingency plans. The Company is in the process of surveying its outside vendors as to the state of their readiness.

     Summary

Because hundreds of people are spending a portion of their time on the project, it is difficult to calculate the cost of these efforts with any precision. It is estimated that this project is costing approximately $5 million per year for fiscal 1998 and fiscal 1999. The Company presently believes that the year 2000 issue will not pose significant operational problems. However, year 2000 issues could have a significant impact on the Company's operations and its financial results if modifications cannot be completed on a timely basis; unforeseen needs or problems arise; or, if the systems operated by third parties are not year 2000 compliant.

Other Considerations

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Information concerning market risk is contained on page 5 of the Company's 1997 Annual Report to Shareholders and is incorporated herein by reference.

                           PART II - OTHER INFORMATION
                              ANALOG DEVICES, INC.



Item 6. Exhibits and reports on Form 8-K

     (a)  See Exhibit Index
     (b) There were no reports on Form 8-K filed for the three months ended August 1, 1998.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     Analog Devices, Inc.
                                     ------------------------------------------
                                                  (Registrant)



Date: September 15, 1998             By: /s/ Jerald G. Fishman
                                         --------------------------------------
                                         Jerald G. Fishman
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)


Date: September 15, 1998             By: /s/ Joseph E. McDonough
                                         --------------------------------------
                                         Joseph E. McDonough
                                         Vice President-Finance
                                         and Chief Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)

                                  EXHIBIT INDEX
                              Analog Devices, Inc.


Item

 27      Financial Data Schedule