Form 10-K
period 1998-10-31
ANALOG DEVICES INC
filed 1999-01-28
CIK 6281

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(MARK ONE)
    [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934 FOR THE
                       FISCAL YEAR ENDED OCTOBER 31, 1998

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

                             ----------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

COMMON STOCK $.16 2/3 PAR VALUE                NEW YORK STOCK EXCHANGE

      Title of Each Class              Name of Each Exchange on Which Registered

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $4,932,238,195 based on the closing price of the Common Stock on the New York Stock Exchange Composite Tape reporting system on December 31, 1998.

     As of December 31, 1998, there were 160,576,413 shares of $.16 2/3 par value Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                     DOCUMENT DESCRIPTION                             10-K PART
                     --------------------                             ---------
     Portions of Annual Report to Shareholders for the
        fiscal year ended October 31, 1998                             I and II
     Portions of the Registrant's Proxy Statement for the
        Annual Meeting of Stockholders to be held March 9, 1999           III

================================================================================

                                     PART I

ITEM 1.   BUSINESS

COMPANY OVERVIEW

Analog Devices, Inc. (Analog, ADI or the Company) is a semiconductor company that designs, manufactures and markets precision high-performance integrated circuits (ICs) used in analog and digital signal processing. Virtually all of ADI's products are components, which are typically incorporated by original equipment manufacturers (OEMs) in a wide range of equipment and systems for use in communications, computer, industrial, instrumentation, military/aerospace, automotive and high-performance consumer electronics applications.

The Company's principal products include general-purpose, standard-function analog and mixed-signal ICs and DSP ICs. DSP ICs include general-purpose digital signal processing ICs (DSPs) and application-specific devices that typically incorporate analog and mixed-signal circuitry and a DSP core.

The Company sells its products worldwide through a direct sales force, third-party industrial distributors and independent sales representatives. Approximately 50% of fiscal 1998 revenue was derived from customers in North America, while most of the balance was derived from customers in Western Europe and the Far East.

ADI is headquartered near Boston in Norwood, Massachusetts, and has manufacturing facilities in Massachusetts, California, North Carolina, Ireland, the Philippines and Taiwan. Founded in 1965, ADI employs approximately 7,200 persons worldwide.

INDUSTRY BACKGROUND

Real-world phenomena, such as temperature, pressure, sound, images, speed and acceleration are inherently analog in nature, consisting of continuously varying information. This information can be detected and measured using analog sensors, which represent real-world phenomena by generating continuously varying voltages and currents. The signals from these sensors are initially processed using analog methods, such as amplification, filtering and shaping. They are then usually converted to digital form for input to a microprocessor, which is used to manipulate, store or display the information. In many cases the signals are further processed after conversion to digital form using a technology called "digital signal processing," or DSP. In addition, digital signals are frequently converted to analog form to provide signals for analog display, sound, or control functions. These manipulations and transformations are known collectively as "real-world signal processing."

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

MARKETS AND APPLICATIONS

The Company's products are sold primarily to OEMs for incorporation into equipment, instruments and systems sold to end users for a wide variety of applications, including engineering, medical and scientific instruments; industrial equipment; communications equipment; computers and computer peripherals; military/aerospace equipment; high-end consumer electronics products and automotive products. The Company's growth has been aided both by the expansion of these markets and the increasing need for high-performance real-time signal processing.

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

INDUSTRIAL--includes data acquisition systems, automatic process control systems, robotics, environmental control systems and automatic test equipment
(ATE). These products generally require ICs that offer performance greater than that available from commodity-level ICs, but generally do not have production volumes that warrant custom or application-specific ICs. Combinations of analog ICs are therefore usually employed to achieve the necessary functionality, except in ATE applications where the high level of electronic circuitry required per tester has created opportunities for the design of system-level ICs for this application.

INSTRUMENTATION--includes engineering, medical and scientific instruments. These products are usually designed using the highest performance analog ICs available, where production volumes generally do not warrant custom or application-specific ICs.

COMPUTERS AND COMPUTER PERIPHERALS--includes high-performance personal computers, workstations and peripheral devices such as displays and scanners. The Company currently supplies a variety of ICs used in this market for functions such as graphic displays; interfaces between PCs and peripherals such as modems and printers; power and battery management; and enhanced sound input and output capability for business and entertainment applications.

MILITARY/AEROSPACE--includes military, commercial avionics and space markets, all of which require high-performance ICs that meet rigorous environmental and reliability specifications. Nearly all of the Company's analog ICs can be supplied in versions that meet appropriate military standards. In addition, many products can be supplied to meet the standards required for broadcast satellites and other commercial space applications. Most of the Company's products sold in this market are derived from standard commercial grade ICs, although the Company sometimes develops products expressly for military/aerospace applications.

CONSUMER ELECTRONICS--The emergence of high-performance consumer products, such as compact disc players, DVD players and digital camcorders and cameras, has led to the need for high-performance system-level ICs with a high level of specific functionality. Although the Company's revenue from this market has not been significant, the Company now supplies ICs for sophisticated products used by consumers for computing, communications and entertainment applications, and believes that many of these applications will involve digital signal processing.

AUTOMOTIVE--Although the automotive market has historically been served with low-cost, low-performance ICs, demand has emerged for higher performance devices for a wide range of applications. In response, the Company is developing products specifically for the automotive market. The Company supplies a micromachined IC used as a crash sensor in airbag systems, which serves as an alternative to an electromechanical sensor. The Company believes that other micromachined devices derived from this product may be suitable for other automotive applications, such as roll-over sensing, Global Positioning Satellite
(GPS) automotive navigation systems, anti-lock brakes and "smart" suspension systems and other applications including earthquake detectors and Microsoft high-end joysticks.

PRINCIPAL PRODUCTS

The Company's business predominantly comprises the design, manufacture and marketing of a broad line of high-performance linear, mixed-signal and digital integrated circuits that address a wide range of real-world signal processing applications. The Company's IC products include analog ICs, DSP ICs, micromachined products and assembled products.

A substantial portion of the Company's products are proprietary, while equivalents to other products are available from a limited number of other suppliers.

INTEGRATED CIRCUITS (ICS)

ANALOG ICS

Analog IC products have been the foundation of the Company's business for more than 20 years, and the Company believes it is one of the world's largest suppliers of analog ICs. Analog ICs sales represent approximately 75% of the Company's total sales. The Company's analog ICs are primarily high-performance, single-function devices. The majority of the Company's analog IC product revenue is attributable to sales of data converters (analog-to-digital and digital-to-analog) and amplifiers. Other analog IC products offered by the Company include analog signal-processing devices (such as analog multipliers), voltage references and comparators. Over the past few years the Company has been expanding its analog IC product offerings into product areas where its focus was previously limited, principally interface circuits and power management ICs. It is also expanding its analog IC product line to include a much larger number of products designed to operate from single-supply 3 or 5 volt power sources to better meet the needs of customers designing portable battery-operated equipment.

ADI's analog ICs products tend to be general purpose in nature, which allows customers to incorporate them in a wide variety of equipment and systems. ADI's product portfolio includes several hundred analog ICs, any one of which can have as many as several hundred customers. Analog ICs typically have long product life cycles. The Company's analog ICs customers include both OEMs and customers who build equipment for their own use. Historically, most analog ICs have been purchased by OEMs that serve the instrumentation, industrial and military/aerospace markets, but they are now also being used for applications in communications, computers, camcorders, scanners, automatic test equipment, imaging and other consumer applications requiring high-performance real-world signal processing. By using standard, high-performance, readily available, off-the-shelf components in their designs, ADI's customers can reduce the time required to develop and bring new products to market. Given the high cost of developing customized ICs, analog ICs usually provide the most cost-effective solutions for low to medium volume applications. In addition, combinations of analog ICs connected together on a printed circuit board can provide functionality not currently achievable using a single IC.

Other analog ICs include circuits that are designed to serve the needs of particularly demanding applications, e.g. very high speed analog timing and pin driver circuits needed by OEMs in the automatic test equipment business. Manufacturers of portable instrumentation need analog ICs designed to address demanding battery life requirements, and need similar kinds of functions available in analog IC products integrated into a single, very low power chip. Other principal requirements can include higher accuracy, lower cost per function, smaller size, lower weight, and fewer components for improved reliability. These application specific products allow ADI's customers to design smaller, lighter, higher performance, more power-efficient and lower-cost end products. The Company believes that these benefits have become more important to the Company's OEM customers as they increase their focus on high-performance, small, lightweight products, many of which are battery powered.

DSP ICS

Analog's DSP ICs include general-purpose DSP ICs and multi-function mixed-signal devices that feature high levels of functional integration on a single chip. In the preceding three years, sales of these products represented between 18% and 23% of the Company's total sales.

The Company's general-purpose DSP ICs are designed to efficiently execute specialized programs (algorithms) associated with processing digitized real-time, real-world data. General-purpose DSP IC customers typically write their own algorithms using software tools provided by the Company and software tools obtained from third-party suppliers. All of these devices share a common architecture which allows system designers to address cost, performance and time-to-market constraints. ADI supports these products with specialized applications and easy-to-use, low-cost design tools, which reduce product development costs and time to market.

ADI's DSP ICs, other than its general-purpose DSPs, are multi-function mixed-signal devices, some of which include a DSP core. Examples of these devices include chipsets for communication applications (GSM cellular phones, remote access servers, data and fax modems), audio input/output devices for computer applications and devices designed to control motors.

MICROMACHINED PRODUCTS

The Company's technology base includes a number of new products using an advanced IC technology known in the industry as surface micromachining. This technology enables extremely small mechanical structures to be built on the surface of a chip along with supporting circuitry. Specialized manufacturing processes in wafer fabrication, packaging and testing are required to produce these products.

The first series of micromachined products from ADI are accelerometers used in a wide variety of applications. The majority of current revenues from ADI's micromachined products derive from accelerometers used by automotive manufacturers in airbag applications. Emerging applications include GPS Automobile Navigation systems, earthquake detectors and Microsoft high-end joysticks. Sales of these products represent less than 5% of the Company's total sales.

ASSEMBLED PRODUCTS

The Company's assembled products include multi-chip modules (MCMs), hybrids and printed circuit board modules. A MCM is a device made up of several IC chips assembled in an automated fashion in a multilayer package that provides high interconnect density at low cost. A hybrid consists of several chips and discrete components mounted and wired together on a substrate, which is then enclosed in a package. A printed-board module consists of surface-mount components assembled on a small printed board that is then encapsulated in a small plastic case.

Revenues from this product group have been declining for several years, primarily because hybrids are being replaced in many new designs with smaller, lower-cost monolithic ICs that offer higher levels of performance and integration at lower cost. Sales of these products have declined to less than 5% of the Company's total sales.

RESEARCH AND DEVELOPMENT

The markets served by Analog are characterized by rapid technological changes and advances. Accordingly, the Company makes substantial investments in the design and development of new products and processes, and for significant improvement of existing products and processes. ADI spent $219 million during fiscal 1998 on the design, development and improvement of new and existing products and processes, compared to $196 million and $178 million during fiscal 1997 and 1996 respectively.

In support of its research and development activities, the Company employs hundreds of engineers involved in product and process development at several design centers and manufacturing sites located throughout the world.

As of October 31, 1998, the Company owned approximately 500 U.S. patents and had 175 patent applications on file with the United States patent office. The Company believes that while its patents may provide some advantage, its competitive position is largely determined by such factors as the knowledge, ability and experience of the Company's personnel, new product development, market recognition and ongoing marketing efforts, customer service and technical support.

SALES CHANNELS

ADI sells its products in both North America and internationally through a direct sales force, third-party distributors and independent sales representatives. Approximately 50% of fiscal 1998 revenue was derived from customers in North America. As of December 1, 1998, the Company had 14 sales offices in the United States, and its third-party distribution channel consisted of six national and regional third-party distributors and several independent sales representatives at numerous locations throughout the U.S. and Canada.

Approximately 26% of the Company's fiscal 1998 revenue was derived from sales to customers in Europe; 13% to customers in Japan; and 11% to customers in other international markets. As of December 1, 1998, the Company had direct sales offices in Australia, Austria, China, Denmark, France, Germany, Hong Kong, India, Israel, Italy, Japan, Korea, the Netherlands, Singapore, Sweden, Taiwan and the United Kingdom. The Company also had sales representatives and/or distributors in approximately 40 countries outside North America, including countries where the Company also has direct sales offices. For further detail regarding geographic information, see Note 3 in the Notes to the Company's Consolidated Financial Statements incorporated herein by reference to the 1998 Annual Report to Shareholders and filed herewith as part of Exhibit 13.2.

Approximately 42% of ADI's fiscal 1998 revenue was derived from sales made through distributors. The Company's distributors typically maintain an inventory of Analog products. Some of these distributors also sell products competitive with the Company's products, including those for which the Company is an alternate source. Sales to certain distributors are made under agreements which provide protection to the distributors for their inventory of Company products against price reductions and products that are slow-moving or have been discontinued by the Company.

The Company's worldwide sales efforts are supported by an extensive promotional program that includes editorial coverage and paid advertising in trade publications; direct mail programs; promotional brochures; technical seminars and participation in trade shows. The Company publishes and distributes full-length databooks, short-form catalogs, applications guides, technical handbooks and detailed data sheets for individual products. The Company also provides products and application information via its worldwide web site on the Internet. The Company also maintains a staff of application engineers who aid customers in incorporating Analog's products into their products during their product development cycles.

For fiscal 1998, Analog's 20 largest customers accounted for approximately 30% of the Company's net sales. The largest single customer represented approximately 6% of net sales.

PRODUCTION AND RAW MATERIALS

Monolithic integrated circuit components are manufactured in a sequence of semiconductor production steps that include wafer fabrication, wafer testing, cutting the wafer into individual "chips" (or dice), assembly of the dice into packages and electrical testing of the devices in final packaged form. The raw materials used to manufacture these devices include silicon wafers, processing chemicals (including liquefied gases), precious metals, ceramic packages and plastic used for plastic packaging.

ADI employs a wide variety of Company-developed proprietary processes specifically tailored for use in fabricating high-performance linear and mixed-signal and system-level ICs. The Company also uses industry-standard bipolar and CMOS wafer fabrication processes.

ADI's IC products are fabricated both at the Company's production facilities and by third-party wafer fabricators. The Company relies primarily on its own facilities for fabricating wafers that require linear and mixed-signal processes. The Company operates wafer fabrication facilities in Wilmington and Cambridge, Massachusetts; Santa Clara and Sunnyvale, California; and Limerick, Ireland. The Company also operates assembly and test facilities located in the United States, Ireland, the Philippines and Taiwan and also uses third-party subcontractors. The Company uses Taiwan Semiconductor Manufacturing Company,
(TSMC) and Chartered Semiconductor Manufacturing Pte., Ltd., (CSM) for the production of digital and VLSI mixed-signal devices. To provide access to advanced process technology at competitive costs, the Company has entered into a joint venture agreement (WaferTech, LLC) with TSMC, Altera, Integrated Silicon Solutions and several individual investors to build an eight-inch wafer fabrication facility in Camas, Washington. Subsequent to the year ended October 31, 1998, the Company concluded an agreement to sell 14% of its 18% equity ownership in WaferTech, for cash equal to the carrying value of the 14% equity ownership at October 31, 1998, to other WaferTech partners. This sale is expected to be completed by the end of the first quarter of fiscal 1999.

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

To respond to production capacity requirements, the Company significantly expanded its manufacturing capacity during the last three years. Major wafer fabrication expansions have been completed in Wilmington and Cambridge, Massachusetts; Sunnyvale, California and Limerick, Ireland. In addition, the Company has completed construction of an additional assembly and test facility in Cavite, Philippines.

BACKLOG

Backlog at the end of fiscal 1998 was approximately $174 million, down from approximately $280 million at the end of fiscal 1997. While backlog has declined primarily as a result of the lower level of demand for the Company's products from the year earlier period, it is also impacted by the tendency of its customers to rely on shorter lead times available from suppliers, including ADI, in periods of depressed demand. Additionally, the Company may allow customers to revise the quantities or delivery schedules of products ordered to reflect changes in their needs. As is customary in the semiconductor industry, in certain circumstances, the Company allows such orders to be canceled or deliveries delayed by customer without significant penalty. Accordingly, the Company believes that its backlog at any time should not be used as a measure of future revenues.

GOVERNMENT CONTRACTS

The Company estimates that approximately 11% of its fiscal 1998 total worldwide revenue was attributable to sales to the U.S. government and government contractors and subcontractors. Analog's government contract related business is predominantly in the form of negotiated, firm fixed-price subcontracts. All such contracts and subcontracts contain standard provisions relating to termination at the election of the United States government.

COMPETITION

ADI competes with a large number of semiconductor companies in markets that are highly competitive. The Company believes it is one of the largest suppliers of high-performance linear and mixed-signal signal-processing components. Competitors for the Company's linear and mixed-signal products include Burr-Brown Corp., Cirrus Logic Inc., Harris Corp., Linear Technology Corp., Maxim Integrated Products, Inc., National Semiconductor Corp., Sierra Semiconductor Corp., Siliconix Inc., Texas Instruments, Inc. and others.

ADI's competitors in the DSP IC market include Lucent Technologies Inc., Motorola Semiconductor Products and Texas Instruments, Inc.

Sales of the Company's micromachined products currently comprise acceleration sensors, and its main competitors are Bosch, Motorola and Denso. All three competitors use a hybrid (two chip) solution whereas ADI uses a single chip solution which the Company believes provides cost, reliability and functional advantages in the marketplace.

Many other companies offer components that compete with ADI's products; some also offer other electronic products, and some have financial resources substantially larger than ADI's. Also, some formerly independent competitors have been purchased by larger companies. However, to the Company's knowledge, no manufacturer competes with ADI across all of the product types offered by the Company in its signal-processing components product line.

The Company believes that competitive performance in the marketplace for real-world signal-processing components depends upon several factors, including product price, technical innovation, product quality and reliability, range of products, customer service and technical support. The Company believes its aggressive technical innovation emphasizing product performance and reliability, supported by its commitment to strong customer service and technical support, enables the Company to continue to compete successfully in its chosen markets against both foreign and domestic semiconductor manufacturers.

ENVIRONMENT

Analog's manufacturing facilities are subject to numerous environmental laws and regulations, particularly with respect to industrial waste and emissions. Compliance with these laws and regulations has not had a material impact on the Company's capital expenditures, earnings or competitive position.

EMPLOYEES

As of October 31, 1998, the Company employed approximately 7,200 persons. The Company's future success depends in large part on the continued service of its key technical and senior management personnel, and on its ability to continue to attract, retain and motivate qualified employees, particularly those highly skilled design, process and test engineers involved in the manufacture of existing products and the development of new products and processes. The competition for such personnel is intense, and the loss of key employees could have a material adverse effect on the Company. The Company believes that relations with its employees are good.

ITEM 2.   PROPERTIES

The Company's corporate headquarters is located in Norwood, Massachusetts. Manufacturing and other operations are conducted in several locations worldwide. The following tables provide certain information as to the Company's principal general offices and manufacturing facilities:

PLANT LOCATION
--------------
     OWNED:                              USE                       FLOOR SPACE
     ------                              ---                       -----------

Wilmington,         Wafer fabrication, components assembly       265,200 sq. ft.
Massachusetts       and testing, engineering and
                    administrative offices

Wilmington,         Engineering, marketing and                   108,000 sq. ft.
Massachusetts       administrative offices

Wilmington,         Components engineering, marketing and         65,500 sq. ft.
Massachusetts       administrative offices

Westwood,           Components and subsystems assembly and       100,500 sq. ft.
Massachusetts       testing, engineering and administrative
                    offices

Limerick,           Wafer fabrication, wafer probe and           315,400 sq. ft.
Ireland             testing, engineering and administrative
                    offices

Greensboro,         Components and board assembly and            122,600 sq. ft.
North Carolina      testing, engineering and administrative
                    offices

Cavite,             Components assembly and testing,             168,300 sq. ft.
Philippines         engineering and administrative offices

Manila,             Components assembly and testing,              75,300 sq. ft.
Philippines         engineering and administrative offices


  PRINCIPAL                                                                              LEASE
  ---------                                                                              -----
 PROPERTIES                           USE                          FLOOR SPACE         EXPIRATION         RENEWALS
 ----------                           ---                          -----------         ----------         --------
   LEASED:                                                                            (FISCAL YEAR)
   -------                                                                            -------------

Norwood,            Corporate headquarters, engineering,         129,900 sq. ft.          2007           3, five-yr.
Massachusetts       components testing, sales and marketing                                              periods
                    offices

Cambridge,          Wafer fabrication, components testing        116,000 sq. ft.          2001           2, five-yr.
Massachusetts       and assembly engineering, marketing                                                  periods
                    administrative offices

Santa Clara,        Wafer fabrication, components assembly        72,800 sq. ft.          2002           3, five-yr.
California          and testing, engineering and                                                         periods
                    administrative offices

Santa Clara,        Administrative offices and engineering        43,500 sq. ft.          2002           3, five-yr.
California                                                                                               periods

Sunnyvale,          Wafer fabrication                             38,700 sq. ft.          2000           3, five-yr.
California                                                                                                 periods

Taipei,             Components testing, engineering and           45,700 sq. ft.          2001           1, five to
Taiwan              administrative offices                                                               seven yr.
                                                                                                         period

In addition to the principal leased properties listed in the previous table, the Company also leases sales offices and other premises at 28 locations in the United States and 37 locations overseas under operating lease agreements. These leases expire at various dates through the year 2030. The Company anticipates no difficulty in retaining occupancy of any of its manufacturing, office or sales facilities through lease renewals prior to expiration or through month-to-month occupancy, or in replacing them with equivalent facilities. For information concerning the Company's obligations under all operating and capital leases see
Note 10 in the Notes to the Company's Consolidated Financial Statements incorporated herein by reference to the 1998 Annual Report to Shareholders and filed herewith as part of Exhibit 13.2.

ITEM 3.   LEGAL PROCEEDINGS

The information required by this item is set forth in Note 11 in the Notes to the Company's Consolidated Financial Statements incorporated herein by reference to the 1998 Annual Report to Shareholders and filed herewith as part of Exhibit 13.2.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the last quarter of the fiscal year ended October 31, 1998.

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

    EXECUTIVE OFFICER         AGE            POSITION                                  BUSINESS EXPERIENCE
    -----------------         ---            --------                                  -------------------

Ray Stata..................   64        Chairman of the Board              Chairman, of the Board since 1973;
                                                                           Chief Executive Officer from 1973 to November
                                                                           1996; President from 1971 to November 1991.

Jerald G. Fishman..........   53        President, Chief Executive         Chief Executive Officer since November 1996;
                                        Officer, and Director              President and Director since November 1991;
                                                                           Executive Vice President from 1988 to November
                                                                           1991; Group Vice President - Components from
                                                                           1982 to 1988.

Ross Brown.................   54        Vice President, Human              Vice President, Human Resources since May
                                        Resources                          1993; U.S. Personnel Manager for Digital
                                                                           Equipment Corp. from 1990 to 1993; Senior
                                                                           Group Personnel Manager at Digital from
                                                                           1986 to 1990.

Samuel H. Fuller...........   52        Vice President, Research           Vice President, Research and Development
                                        and Development                    since March 1998; Vice President of
                                                                           Research and Chief Scientist of Digital
                                                                           Equipment Corp. from 1983 to 1998.

Russell K. Johnsen.........   44        Vice President and General         Vice President and General Manager,
                                        Manager, Communications            Communications Division since May 1994;
                                        Division                           Vice President and General Manager,
                                                                           Analog Devices Semiconductor Division
                                                                           from November 1993 to May 1994; General
                                                                           Manager of the Wide Area Networks Division
                                                                           of National Semiconductor Corp. from 1992
                                                                           to 1993.

Robert R. Marshall.........   44        Vice President, Worldwide          Vice President, Worldwide Manufacturing
                                        Manufacturing                      since February 1994; Vice President,
                                                                           Manufacturing, Limerick Site, Analog
                                                                           Devices, B.V. - Limerick, Ireland from
                                                                           November 1991 to February 1994; Plant
                                                                           Manager, Analog Devices, B.V. - Limerick,
                                                                           Ireland from January 1991 to November 1991.

    EXECUTIVE OFFICER         AGE            POSITION                                         BUSINESS EXPERIENCE
    -----------------         ---            --------                                         -------------------


William A. Martin ..........  39        Treasurer                          Treasurer since March 1993; Assistant Treasurer from
                                                                           October 1991 to March 1993; Manager of Treasury Finance
                                                                           from March 1987 to October 1991; Manager of International
                                                                           Treasury from October 1985 to March 1987.

Robert McAdam ..............  48        Vice President and General         Vice President and General Manager, Standard Linear
                                        Manager, Standard Linear           Products Division since February 1994; Vice President and
                                        Products Division                  General Manager, Analog Devices, B.V. - Limerick, Ireland
                                                                           from January 1991 to February 1994; Product Line Manager,
                                                                           Analog Devices, B.V. - Limerick, Ireland from October
                                                                           1988 to January 1991.

Brian P. McAloon ...........  48        Vice President, Sales              Vice President, Sales since May 1992; Vice President,
                                                                           Sales and Marketing - Europe and Southeast Asia from 1990
                                                                           to 1992; General Manager, Analog Devices, B.V. -
                                                                           Limerick, Ireland from 1987 to 1990.

Joseph E. McDonough ........  51        Vice President, Finance and        Vice President, Finance and Chief Financial Officer since
                                        Chief Financial Officer            November 1991; Vice President since 1988 and Treasurer
                                                                           from 1985 to March 1993; Director of Taxes from 1983 to
                                                                           1985.

H. Goodloe Suttler .........  47        Vice President, Marketing,         Vice President, Marketing, Quality and Planning since
                                        Quality and Planning               October 1993; Vice President and General Manager, Analog
                                                                           Devices Semiconductor Division from November 1991 to
                                                                           October 1993; General Manager of Analog Devices
                                                                           Semiconductor Division from August 1988 to November 1991.

Franklin Weigold ...........  59        Vice President and General         Vice President and General Manager, Transportation and
                                        Manager, Transportation and        Industrial Products Division since March 1992; President
                                        Industrial Products Division       and Chief Operating Officer of Unitrode from June 1990 to
                                                                           March 1992.


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

                               FISCAL 1998               FISCAL 1997
                           ------------------        --------------------
          PERIOD            HIGH         LOW          HIGH          LOW
          ------           ------      ------        ------       ------
     First Quarter         $33.56      $23.75        $29.25       $19.63
     Second Quarter        $39.63      $27.13        $29.25       $21.00
     Third Quarter         $39.00      $21.44        $33.75       $23.88
     Fourth Quarter        $24.38      $12.00        $36.69       $26.00

The Company's $60,000,000 credit agreement restricts the aggregate of all cash dividend payments declared or made subsequent to November 2, 1996 to an amount not exceeding $150,000,000 plus 50% of the consolidated net income of the Company for the period from November 3, 1996 through the end of the Company's then most recent fiscal quarter. At October 31, 1998 this amount was equal to $280,314,000. The Company has never paid any cash dividends on its Common Stock and currently has no intentions to do so.

The approximate number of holders of record of the Company's Common Stock at December 31, 1998 was 6,100. This number does not include shareholders for whom shares are held in a "nominee" or "street" name.

ITEM 6.   SELECTED FINANCIAL DATA

(thousands except per share amounts)        1998             1997            1996          1995            1994
---------------------------------------------------------------------------------------------------------------
Statement of Operations data:
    Net sales.......................  $1,230,571       $1,243,494      $1,193,786      $941,546        $773,474
    Net income before cumulative
      effect of change in
      accounting principle .........     119,488                -               -             -               -
    Cumulative effect of change
      in accounting principle ......      37,080                -               -             -               -
    Net income after cumulative
      effective of change in
      accounting principle .........      82,408          178,219         171,901       119,270          74,496
    Net income per share:
      Basic ........................        0.51             1.13            1.12          0.79            0.51
      Diluted ......................        0.50             1.04            1.03          0.75            0.48

Pro forma amounts with the change
  in accounting principle related
  to revenue recognition applied
  retroactively:
    Net sales ......................  $1,230,571       $1,214,602      $1,183,186             *               *
    Net income .....................     119,488          167,515         168,328             *               *
    Net income per share:
      Basic ........................        0.74             1.06            1.10             *               *
      Diluted ......................        0.71             0.98            1.01             *               *

Balance Sheet data:
    Total assets ...................  $1,861,730       $1,763,853      $1,508,272      $993,349        $813,088
    Long-term debt and non-
      current obligations under
      capital leases ...............     340,758          348,852         353,666        80,000          80,061
---------------------------------------------------------------------------------------------------------------

    * Data was not available in sufficient detail to provide pro forma information for these years

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated herein by reference to the "Management Analysis" set forth on pages 1 through 8 of the 1998 Annual Report to Shareholders and is filed herewith as part of Exhibit 13.1.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated herein by reference to the "Management Analysis" set forth on pages 1 through 8 of the 1998 Annual Report to Shareholders and is filed herewith as part of Exhibit 13.1.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated herein by reference to the Company's 1998 Annual Report to Shareholders under the headings "Financial Section - Consolidated Statements of Income, - Consolidated Balance Sheets, - Consolidated Statements of Stockholders' Equity, - Consolidated Statements of Cash Flows, - Notes to Consolidated Financial Statements, - Report of Ernst & Young LLP, Independent Auditors and - Supplementary Financial Information," and is filed herewith as Exhibit 13.2.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The response to this item is contained in part under the caption "EXECUTIVE OFFICERS OF THE COMPANY" in Part I hereof, and the remainder is contained in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on March 9, 1999 (the "1999 Proxy Statement") under the caption "Election of Directors" and is incorporated herein by reference. Information relating to a delinquent filing of a Form 4 by an Executive Officer of the Company is contained in the Company's 1999 Proxy Statement under the caption "Beneficial Ownership Reporting Compliance."

ITEM 11.  EXECUTIVE COMPENSATION

The response to this item is contained in the Company's 1999 Proxy Statement under the captions "Directors' Compensation," "Executive Compensation," and "Severance and Other Agreements," and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The response to this item is contained in the Company's 1999 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this item is contained in the Company's 1999 Proxy Statement under the caption "Transactions with Related Parties," and is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1.  FINANCIAL STATEMENTS

     The following consolidated financial statements are included in the Company's 1998 Annual Report to Shareholders and are incorporated herein by reference pursuant to Item 8:

      - Consolidated Statements of Income for the years ended October 31, 1998, November 1, 1997 and
      -   November 2, 1996
      -   Consolidated Balance Sheets as of October 31, 1998 and November 1,
          1997
      - Consolidated Statements of Stockholders' Equity for the years ended October 31, 1998, November 1, 1997 and November 2, 1996
      - Consolidated Statements of Cash Flows for the years ended October 31, 1998, November 1, 1997 and November 2, 1996

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

(a) 3.  LISTING OF EXHIBITS

 EXHIBIT
    NO.                              DESCRIPTION
 -------                             -----------

    3.1 Restated Articles of Organization of Analog Devices, Inc., as amended, filed as an exhibit to the Company's Form S-8 (File No. 333-04821) filed on May 30, 1996 regarding the Company's amended 1988 Stock Option Plan, and incorporated herein by reference.

    3.2 By-laws of Analog Devices, Inc. as amended, filed as an exhibit to the Company's Form 10-K for the fiscal year ended November 1, 1997 and incorporated herein by reference.

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

 *  4.4     Analog Devices, Inc. Deferred Compensation Plan, filed as an exhibit to a Form S-8 filed on December 8, 1995 and incorporated herein by reference, as amended by Amendment No. 1 and Amendment No. 2, filed as Exhibits to Post-Effective Amendment No. 1 to Form S-8 filed on
            April 15, 1997, and Amendment No. 3, filed as an Exhibit to
            Post-Effective Amendment No. 2 to form S-8 filed on November 12,
            1997.

 EXHIBIT
    NO.                              DESCRIPTION
 -------                             -----------

    4.5 Rights Agreement, dated as of March 18, 1998 between Analog Devices Inc. and BankBoston, N.A., as Rights agent, filed as and exhibit and incorporated herein by reference to Analog Devices Inc.'s Registration Statement of Form 8-A (File No. 011-07819) filed on March 19, 1998.

 * 10.1 Bonus Plan of Analog Devices, Inc., filed as an exhibit to the Company's Form 10-K for the fiscal year ended November 1, 1997 and incorporated herein by reference

 * 10.2 1991 Restricted Stock Plan of Analog Devices, Inc., filed as an exhibit to the Company's Form 10-K for the fiscal year ended November 1, 1997 and incorporated herein by reference

 * 10.3 1998 Stock Option Plan of Analog Devices, Inc., filed on February 6, 1998 as an appendix to the Company's Definitive Proxy Statement on Schedule 14A and incorporated herein by reference.

 * 10.4 Restated 1988 Stock Option Plan of Analog Devices, Inc., filed as an exhibit to the Company's Form 10-Q for the fiscal quarter ended May 3, 1997 and incorporated herein by reference.

 * 10.5 1989 Director Stock Option Plan of Analog Devices, Inc., as amended, filed as an exhibit to the Company's Form 10-K for the fiscal year ended November 2, 1996 and incorporated herein by reference.

 * 10.6 1992 Director Option Plan of Analog Devices, Inc., filed as an exhibit to the Company's Form 10-K for the fiscal year ended November 1, 1997 and incorporated herein by reference

 * 10.7 1994 Director Option Plan of Analog Devices, Inc., as amended, filed as an exhibit to the Company's Form 10-Q for the fiscal quarter ended February 1, 1997 and incorporated herein by reference, as amended by Amendment No. 2, filed as an exhibit to the Company's Form S-8 (File No. 333-47789), filed on March 11, 1998 and incorporated herein by reference.

   10.8 Amended and restated lease agreement dated May 1, 1992 between Analog Devices, Inc. and the trustees of Everett Street Trust relating to the premises at 3 Technology Way, Norwood, Massachusetts, filed as an exhibit to the Company's Form 10-K for the fiscal year ended November 1, 1997 and incorporated herein by reference.

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

   10.11 Reimbursement Agreement dated May 18, 1992 between Analog Devices, Inc. and the trustees of Everett Street Trust, filed as an exhibit to the Company's Form 10-K for the fiscal year ended November 1, 1997 and incorporated herein by reference.

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

 * 10.20 Form of Employee Retention Agreement, as amended, filed as an exhibit to the Company's Form 10-K for the fiscal year ended November 1, 1997 and incorporated herein by reference.

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

   10.35 Lease agreement dated September 19, 1996 between Ren Min Company Limited and Analog Devices Taiwan, Limited relating to the premises at Five-Kung-Five Road, Taipei, Taiwan, filed as an exhibit to the Company's Form 10-K for the fiscal year ended November 1, 1997 and incorporated herein by reference.

 + 13.1 Management Analysis corresponding to pages 1 through 8 of the 1998 Annual Report to Shareholders for the fiscal year ended October 31, 1998.

 + 13.2 Financial Statements and Notes thereto, Report of Ernst & Young LLP, Independent Auditors and Supplementary Financial Information, corresponding to pages 9 through 33 of the 1998 Annual Report to Shareholders, for the fiscal year ended October 31, 1998.

 + 18       Letter from Ernst & Young, LLP re: Change in Accounting Principle

 + 21       Subsidiaries of the Company.


 + 23       Consent of Ernst & Young LLP.

   27       Financial Data Schedule.

----------------
* Management contracts and compensatory plan or arrangements required to be filed as an Exhibit pursuant to Item 14(c) of Form 10-K.


** Confidential treatment has been granted as to certain portions of these Exhibits.

+    Filed herewith.

(b)  REPORTS ON FORM 8-K

     The Company filed no reports on Form 8-K with the Securities and Exchange Commission during the fiscal quarter ended October 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANALOG DEVICES, INC.
(Registrant)

By: /s/ Jerald G. Fishman                By: /s/ Joseph E. McDonough
    -------------------------------          -----------------------------------
    Jerald G. Fishman                        Joseph E. McDonough
    President                                Vice President-Finance
    Chief Executive Officer                  and Chief Financial Officer
    and Director                             (Principal Financial and
    (Principal Executive Officer)            Accounting Officer)


Date: January 28, 1999                   Date: January 28, 1999
      -----------------------------            ---------------------------------


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           NAME                          TITLE                        DATE
           ----                          -----                        ----

/s/ Ray Stata                    Chairman of the Board          January 28, 1999
-----------------------------                                   ----------------
    Ray Stata

/s/ Jerald G. Fishman                 President,                January 28, 1999
-----------------------------   Chief Executive Officer         ----------------
    Jerald G. Fishman                and Director

/s/ John L. Doyle                      Director                 January 28, 1999
-----------------------------                                   ----------------
    John L. Doyle

/s/ Charles O. Holliday                Director                 January 28, 1999
-----------------------------                                   ----------------
    Charles O. Holliday

/s/ Joel Moses                         Director                 January 28, 1999
-----------------------------                                   ----------------
    Joel Moses

/s/ F. Grant Saviers                   Director                 January 28, 1999
-----------------------------                                   ----------------
    F. Grant Saviers

/s/ Lester C. Thurow                   Director                 January 28, 1999
-----------------------------                                   ----------------
    Lester C. Thurow

                              ANALOG DEVICES, INC.

                           ANNUAL REPORT ON FORM 10-K

                           YEAR ENDED OCTOBER 31, 1998

                                   ITEM 14(d)

                          FINANCIAL STATEMENT SCHEDULE

                              ANALOG DEVICES, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

       YEARS ENDED OCTOBER 31, 1998, NOVEMBER 1, 1997 AND NOVEMBER 2, 1996
                                   (THOUSANDS)

                                             BALANCE AT            ADDITION                      BALANCE AT
                                            BEGINNING OF          CHARGED TO                       END OF
DESCRIPTION                                    PERIOD          INCOME STATEMENT    DEDUCTIONS      PERIOD
-----------                                 ------------       ----------------    ----------    ----------

ACCOUNTS RECEIVABLE RESERVES AND ALLOWANCES:

Year ended November 2, 1996                    $12,738              $ 2,611          $   564       $14.785
                                               =======              =======          =======       =======
Year ended November 1, 1997                    $14,785              $25,456          $   234       $40,007
                                               =======              =======          =======       =======
Year ended October 31, 1998                    $40,007              $ 3,023          $10,698*      $32,332
                                               =======              =======          =======       =======

    * Amount reflects reclassification of certain reserves from accounts receivable to accrued liabilities made in connection with the Company's accounting change (see Notes 2(l) and 4 to the consolidated financial statements).