Form 10-Q
period 1999-01-30
ANALOG DEVICES INC
filed 1999-03-15
CIK 6281

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    Form 10-Q

(Mark One)
  [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 30, 1999

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

     The number of shares outstanding of each of the issuer's classes of Common Stock as of February 26, 1999 was 161,344,938 shares of Common Stock.

                                     PART I
                              FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(thousands except per share amounts)

                                                        THREE MONTHS ENDED
                                                        ------------------

                                                JANUARY 30, 1999   JANUARY 31, 1998*
                                                ----------------   -----------------

Net sales                                           $300,500          $317,791

Cost of sales                                        162,805           154,332
                                                    --------          --------

Gross margin                                         137,695           163,459

Operating expenses:
   Research and development                           52,584            54,975
   Selling, marketing, general and
    administrative                                    46,181            55,646
                                                    --------          --------

Operating income                                      38,930            52,838

Equity in loss of WaferTech                            1,149             1,590

Interest and other expense, net                          420              (767)
                                                    --------          --------

Income before income taxes                            37,361            52,015

Provision for income taxes                             7,467            11,756
                                                    --------          --------

Income before cumulative effect of change in
   accounting principle                               29,894            40,259

Cumulative effect of change in
   accounting principle                                   --           (37,080)
                                                    --------          --------

Net income                                          $ 29,894          $  3,179
                                                    ========          ========


* Restated to reflect change in accounting principle.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Continued)
(Unaudited)
(thousands except per share amounts)

                                                        THREE MONTHS ENDED
                                                        ------------------

                                                JANUARY 30, 1999   JANUARY 31, 1998*
                                                ----------------   -----------------

Shares used to compute earnings per share - basic    159,572           161,023
                                                    ========          ========
Shares used to compute earnings per share - diluted  176,857           178,146
                                                    ========          ========

Earnings per share before cumulative effect of change in accounting principle

Earnings per share - basic                          $   0.19          $   0.26
                                                    ========          ========
Earnings per share - diluted                        $   0.18          $   0.24
                                                    ========          ========

Earnings per share after cumulative effect of change in accounting principle

Earnings per share - basic                          $   0.19          $   0.03
                                                    ========          ========
Earnings per share - diluted                        $   0.18          $   0.03
                                                    ========          ========

* Restated to reflect change in accounting principle.

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands)


Assets                                     JANUARY 30, 1999  OCTOBER 31, 1998  JANUARY 31, 1998*
                                           ----------------  ----------------  -----------------


Cash and cash equivalents                     $  332,403       $  263,331       $  217,198
Short-term investments                           129,670           41,575           76,546
Accounts receivable, net                         213,727          207,361          261,272
Inventories:
 Finished goods                                   96,475          107,313           83,776
 Work in process                                 148,897          142,139          128,587
 Raw materials                                    24,964           25,624           29,145
                                              ----------       ----------       ----------
                                                 270,336          275,076          241,508
Deferred tax assets                               98,000           98,148           82,133
Prepaid expenses                                  14,638           18,038           19,585
                                              ----------       ----------       ----------
 Total current assets                          1,058,774          903,529          898,242
                                              ----------       ----------       ----------

Property, plant and equipment, at cost:
 Land and buildings                              159,617          158,792          158,346
 Machinery and equipment                       1,043,087        1,034,619          979,570
 Office equipment                                 71,033           70,576           59,910
 Leasehold improvements                          103,989          103,482           92,617
                                              ----------       ----------       ----------
                                               1,377,726        1,367,469        1,290,443
Less accumulated depreciation
and amortization                                 696,475          664,038          595,922
                                              ----------       ----------       ----------
 Net property, plant and
 equipment                                       681,251          703,431          694,521
                                              ----------       ----------       ----------

Investments                                       88,511          187,224          188,690
Intangible assets, net                            15,115           15,815           17,925
Other assets                                      50,902           51,731           58,415
                                              ----------       ----------       ----------
 Total other assets                              154,528          254,770          265,030
                                              ----------       ----------       ----------
                                              $1,894,553       $1,861,730       $1,857,793
                                              ==========       ==========       ==========


* Restated to reflect change in accounting principle.

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands except share amounts)


Liabilities and Stockholders'
  Equity                                  JANUARY 30, 1999  OCTOBER 31, 1998  JANUARY 31, 1998*
                                          ----------------  ----------------  -----------------

Short-term borrowings and current
  portion of long-term debt                  $    2,333       $      193       $    1,489
Obligations under capital leases                 14,386           14,266           11,844
Accounts payable                                 58,000           59,115           95,447
Deferred income on shipments to
  domestic distributors                         101,797          113,784          122,996
Income taxes payable                             57,373           53,595           60,525
Accrued liabilities                              79,369           79,906           70,648
                                             ----------       ----------       ----------
      Total current liabilities                 313,258          320,859          362,949
                                             ----------       ----------       ----------

Long-term debt                                  309,871          309,985          310,000
Noncurrent obligations under
  capital leases                                 27,150           30,773           35,871
Deferred income taxes                            33,000           31,789           24,000
Other noncurrent liabilities                     45,119           39,935           32,327
                                             ----------       ----------       ----------
      Total noncurrent liabilities              415,140          412,482          402,198
                                             ----------       ----------       ----------

Commitments and Contingencies

Stockholders' equity:
   Preferred stock, $1.00 par value,
    500,000 shares authorized,
    none outstanding                                 --               --               --
   Common stock, $.16 2/3 par value,
    600,000,000 shares authorized,
    164,684,927 shares issued
    (164,092,719 in October 1998,
    162,317,316 in January 1998)                 27,448           27,349           27,053
   Capital in excess of par value               254,788          248,970          224,800
   Retained earnings                            944,265          913,992          834,763
   Cumulative translation adjustment              7,397            6,025            6,185
                                             ----------       ----------       ----------
                                              1,233,898        1,196,336        1,092,801
   Less 3,763,903 shares in treasury,
    at cost (3,782,763 in October 1998
    and 19,934 in January 1998)                  67,743           67,947              155
                                             ----------       ----------       ----------
       Total stockholders' equity             1,166,155        1,128,389        1,092,646
                                             ----------       ----------       ----------
                                             $1,894,553       $1,861,730       $1,857,793
                                             ==========       ==========       ==========


* Restated to reflect change in accounting principle.

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(thousands)

                                                                     THREE MONTHS ENDED
                                                                     ------------------

                                                             JANUARY 30, 1999   JANUARY 31, 1998*
                                                             ----------------   -----------------
OPERATIONS Cash flows from operations:
  Net income                                                     $  29,894        $   3,179
  Adjustments to reconcile net income
   to net cash provided by operations:
     Cumulative effect of change in accounting
      principle, net of $20 million of income taxes                     --           37,080
     Depreciation and amortization                                  35,156           29,744
     Equity in loss of WaferTech, net of dividends                   1,149            1,590
     Deferred income taxes                                           1,214            3,274
     Other noncash expense                                           1,165              586
     Changes in operating assets and liabilities                   (10,221)          (1,282)
                                                                 ---------        ---------
  Total adjustments                                                 28,463           70,992
                                                                 ---------        ---------
Net cash provided by operations                                     58,357           74,171
                                                                 ---------        ---------

INVESTMENTS Cash flows from investments:
   Purchase of short-term investments
     available for sale                                           (110,659)         (43,364)
   Long-term investments                                           105,601          (58,110)
   Maturities of short-term investments
     available for sale                                             22,564           17,824
   Additions to property, plant and equipment, net                 (12,293)         (62,200)
   (Increase) decrease in other assets                               2,403           (2,532)
                                                                 ---------        ---------
Net cash provided by (used for) investments                          7,616         (148,382)
                                                                 ---------        ---------

FINANCING ACTIVITIES Cash flows from financing activities:
   Proceeds from employee stock plans                                4,820            1,283
   Payments on capital lease obligations                            (3,503)          (2,870)
   Net increase in variable rate borrowings                          2,030            1,489
                                                                 ---------        ---------
Net cash provided by (used for)
     financing activities                                            3,347              (98)
                                                                 ---------        ---------

Effect of exchange rate changes on cash                               (248)           1,906
                                                                 ---------        ---------

Net increase (decrease) in cash and cash equivalents                69,072          (72,403)
Cash and cash equivalents at beginning of period                   263,331          289,601
                                                                 ---------        ---------
Cash and cash equivalents at end of period                       $ 332,403        $ 217,198
                                                                 =========        =========

SUPPLEMENTAL INFORMATION Cash paid during the period for:
   Income taxes                                                  $   2,061        $   2,232
                                                                 =========        =========
   Interest                                                      $   4,469        $   4,559
                                                                 =========        =========

* Restated to reflect change in accounting principle.

See accompanying notes.

Analog Devices, Inc.
Notes to Condensed Consolidated Financial Statements
January 30, 1999



Note 1 - In the opinion of management, the information furnished in the accompanying financial statements reflects all adjustments which are necessary to fairly state the results for this interim period and should be read in conjunction with the Company's Annual Report to Stockholders on Form 10-K for the fiscal year ended October 31, 1998, (1998 Annual Report).

Note 2 - Certain amounts reported in the previous year have been reclassified to conform to the 1999 presentation.

Note 3 - Investments

During the first quarter of fiscal 1999 Analog Devices Inc., (the Company), completed the sale of 14% of its 18% equity ownership in WaferTech, its joint venture with Taiwan Semiconductor Manufacturing Company and other investors. The Company sold 14% of its investment to other WaferTech partners and received $105 million in cash, which was equal to the carrying value of the 14% equity ownership at October 31, 1998.

Note 4 - Comprehensive Income

In the first quarter of fiscal 1999 the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", (FAS 130). FAS 130 establishes new rules for the reporting and display of comprehensive income and its components. Components of comprehensive income include net income and certain transactions that have generally been reported in the consolidated statement of shareholders' equity. FAS 130 requires that these transactions be included with net income and presented separately as comprehensive income in the financial statements. The adoption of this Statement had no impact on the Company's net income or shareholders' equity and, during the periods presented, the Company had no material transactions other than net income that should be reported as comprehensive income.

Note 5 - Earnings Per Share

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," in the first quarter of fiscal 1998. Basic earnings per share is computed based only on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of future issues of common stock relating to stock option programs and convertible debt financing. In calculating diluted earnings per share, the dilutive effect of stock options is computed using the average market price for the period. The following table sets forth the computation of basic and diluted earnings per share:


                                                                  THREE MONTHS ENDED
                                                                  ------------------

                                                         JANUARY 30, 1999   JANUARY 31, 1998*
                                                         ----------------   ----------------
Basic:
  Income before cumulative effect of change in
    accounting principle                                     $  29,894         $  40,259
  Cumulative effect of change in accounting principle               --           (37,080)
                                                             ---------         ---------
  Net income                                                 $  29,894         $   3,179
                                                             =========         =========

  Weighted shares outstanding                                  159,572           161,023
                                                             =========         =========

  Earnings per share:
  Income before cumulative effect of change in
    accounting principle                                     $    0.19         $    0.26
  Cumulative effect of change in accounting principle               --             (0.23)
                                                             ---------         ---------
  Net income                                                 $    0.19         $    0.03
                                                             =========         =========

Diluted:
  Income before cumulative effect of change in
    accounting principle                                     $  29,894         $  40,259
  Interest related to convertible subordinated
    notes, net of tax                                            1,425             1,411
                                                             ---------         ---------
  Income before cumulative effect of change in
    accounting principle including the effect
    of dilutive securities                                      31,319            41,670
  Cumulative effect of change in accounting principle               --           (37,080)
                                                             ---------         ---------
  Net income                                                 $  31,319         $   4,590
                                                             =========         =========

  Weighted shares outstanding                                  159,572           161,023
  Assumed exercise of common stock equivalents                   6,307             6,138
  Assumed conversion of subordinated notes                      10,978            10,985
                                                             ---------         ---------
  Weighted average common and common equivalent shares         176,857           178,146
                                                             =========         =========

  Earnings per share:
  Income before cumulative effect of change in
    accounting principle                                     $    0.18         $    0.24
  Cumulative effect of change in accounting principle               --             (0.21)
                                                             ---------         ---------
  Net income                                                 $    0.18         $    0.03
                                                             =========         =========

* Restated to reflect change in accounting principle.

Note 6 - Convertible Debt

On February 9, 1999 the Company announced that on March 11, 1999 it will redeem in full its 3 1/2% Convertible Subordinated Notes due 2000 (Notes) in the outstanding aggregate principal amount of $230 million. Prior to redemption, holders may convert their Notes into shares of Analog Devices Inc. (ADI) common stock, at a price of $20.938 per share. Cash will be paid in lieu of fractional shares. Alternatively, holders may have their Notes redeemed at a total redemption price of $1,023.72 per $1000 principal amount of Notes. As of March 11, 1999, $229,967,000 of the Notes were converted into an aggregate of 10,983,163 shares of the Company's common stock.

Note 7 - Acquisitions

Subsequent to the quarter ended January 30, 1999, the Company acquired two DSP tools companies, White Mountain DSP, Inc. of New Hampshire and Edinburgh Portable Compilers Limited, of Scotland. The total cost of these acquisitions was approximately $21 million in cash and $2 million in common stock of the Company, with additional contingent cash consideration to be paid if the acquired companies achieve certain revenue and operational objectives. In connection with these acquisitions, the Company expects to record a charge of less than $5 million, in the second quarter of fiscal 1999, for the write-off of in-process Research & Development.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the unaudited consolidated condensed financial statements and the notes thereto included in Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Analysis for the fiscal year ended October 31, 1998, contained in the Company's 1998 Annual Report.

The following discussion and analysis may contain forward-looking statements. Such statements are subject to certain risks and uncertainties, including those discussed below or in the Company's 1998 Annual Report, that could cause actual results to differ materially from the Company's expectations. Readers are cautioned not to place undue reliance on any forward-looking statements, as they reflect management's analysis only as of the date hereof. The Company undertakes no obligation to release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations

The Company experienced strong demand in the first half of fiscal 1998, which declined in the second half of the year primarily due to a cyclical downturn in the semiconductor industry. Demand during the first quarter of fiscal 1999 recovered somewhat from sales levels that were very depressed in the second half of fiscal 1998. As a result, net sales for the first quarter of fiscal 1999 were $301 million, 1% above the fourth quarter of fiscal 1998 but $17 million or 5% below the first quarter of fiscal 1998. This decline from the prior year was mainly due to a decrease in analog IC sales, primarily caused by a decline in sales to automatic test equipment (ATE) customers. These decreases were partially offset by increased sales of communications and computer products.

The decline in ATE sales primarily impacted the North American OEM channel, causing sales to North American customers to decrease to 46.9% of total sales for the first quarter of fiscal 1999, compared to 50.7% for the year earlier period. Sales in Europe and Japan declined in comparison to the first quarter of fiscal 1998 and Southeast Asian sales rose as a result of increased sales of analog IC and communications products.

Gross margin for the first quarter of fiscal 1999 was 45.8% compared to 51.4% for the first quarter of fiscal 1998. The decrease in gross margin from the prior year period was primarily due to a reduction in production rates resulting from lower demand. The Company expects that gross margin will continue to be adversely impacted by lower production rates until sales growth resumes.

Research and development (R&D) expenses were $53 million for the three months ended January 30, 1999, compared to $55 million for the three months ended January 31, 1998. This decline was attributable to the Company's decision to curtail the growth in R&D spending until sales growth resumes. However, the Company believes that a continued commitment to research and development is essential in order to maintain product leadership in its existing products and to provide innovative new product offerings, and therefore expects to continue to make significant investments in research and development in the future.

Selling, marketing, general & administrative (SMG&A) expenses were $46 million in the first quarter of fiscal 1999, compared to $56 million for the first quarter of fiscal 1998. Of the $10 million decrease, $8 million was attributable to a charge that was recorded in the first quarter of fiscal 1998 related to collection difficulties the Company experienced with customers whose business and financing had been adversely affected by the Southeast Asia economic situation. The remainder of the decrease resulted from the Company's continued effort to constrain spending.

The effective income tax rate decreased from 22.6% for the first three-month period of fiscal 1998 to 20% for the first three-month period of fiscal 1999 primarily due to a shift in the mix of worldwide profits.

In the fourth quarter of fiscal 1998, the Company changed its accounting method for recognizing revenue on all shipments to international distributors and certain shipments to domestic distributors. The change was made with an effective date of November 2, 1997 (the beginning of fiscal 1998). While the Company has historically deferred revenue on most shipments made to domestic distributors until the products were resold by the distributors to end users, it recognized revenue on shipments to international distributors and certain shipments to domestic distributors upon shipment to the distributors, net of appropriate reserves for returns and allowances. As a result of this accounting change, revenue recognition on shipments to distributors worldwide is deferred until the products are resold to the end users. The Company believes that deferral of revenue on shipments to distributors and related gross margin until the product is shipped by the distributors is a more meaningful measurement of results of operations because it better conforms to the substance of the transaction considering the changing business environment in the international marketplace; is consistent with industry practice; and will, accordingly, better focus the entire organization on sales to end users and, therefore, is a preferable method of accounting. The cumulative effect in prior years of the change in accounting principle was a charge of approximately $37 million (net of $20 million of income taxes) or $0.21 per diluted share. The results of operations and cash flows for the period ended January 31, 1998 have been restated to reflect the accounting change.

Liquidity and Capital Resources

At January 30, 1999, cash, cash equivalents and short-term investments totaled $462 million, an increase of $157 million from the fourth quarter of fiscal 1998 and an increase of $168 million from the first quarter of fiscal 1998. The increase in cash, cash equivalents and short-term investments was primarily due to operating cash inflows, $105 million received in January 1999 related to the sale of the Company's investment in WaferTech and lower capital spending. Cash provided by operating activities was $58 million or 19% of sales in the first quarter of fiscal 1999 compared to $74 million or 23% of sales in the first quarter of fiscal 1998.

Accounts receivable totaled $214 million at the end of the first quarter of fiscal 1999, an increase of $6 million from the fourth quarter of fiscal 1998 and a decrease of $48 million from the first quarter of fiscal 1998. The Company's days sales outstanding has improved from 75 at January 31, 1998 to 65 at January 30, 1999.

Inventories of $270 million at January 30, 1999 declined $5 million compared to the fourth quarter of fiscal 1998 and were $29 million higher than the end of the first quarter of fiscal 1998. The increase in inventory levels from the prior year period was a result of production rates in the first half of fiscal 1998 that did not anticipate the downturn in the second half of fiscal 1998. The Company has since adjusted production rates to conform to current levels of demand.

During the first quarter of fiscal 1999 the Company completed the sale of 14% of its 18% equity ownership in WaferTech, its joint venture with Taiwan Semiconductor Manufacturing Company and other investors. The Company sold 14% of its investment to other WaferTech partners and received $105 million in cash, which was equal to the carrying value of the 14% equity ownership at October 31, 1998.

Net additions to property, plant and equipment of $12 million for the first quarter of fiscal 1999 were funded with a combination of cash on hand and cash generated from operations. The first quarter's level of spending was down substantially from the $62 million spent in the first quarter of fiscal 1998. The decrease in capital expenditures was attributable to the Company's efforts to constrain all spending, including capital expenditures, until sales growth resumes. The Company currently plans to make capital expenditures of approximately $100 million during fiscal 1999.

At January 30, 1999, the Company's principal sources of liquidity were $462 million of cash and cash equivalents and short-term investments. In addition, the Company has various lines of credit both in the U.S. and overseas, including a $60 million credit facility in the U.S., which expires in 2000, all of which were substantially unused at January 30, 1999. At January 30, 1999, the Company's debt-to-equity ratio was 30%.

The Company believes that its existing sources of liquidity and cash expected to be generated from future operations, together with current and anticipated available long-term financing, will be sufficient to fund operations, capital expenditures and research and development efforts for the foreseeable future.

Factors Which May Affect Future Results

The Company's future operating results are difficult to predict and may be affected by a number of factors including the timing of new product announcements or introductions by the Company and its competitors, competitive pricing pressures, fluctuations in manufacturing yields, adequate availability of wafers and manufacturing capacity, changes in product mix and economic conditions in the United States and international markets, and the outcome and impact of the Year 2000. In addition, the semiconductor market has historically been cyclical and subject to significant economic downturns at various times. The Company's business is subject to rapid technological changes and there can be no assurance, depending on the mix of future business, that products stocked in inventory will not be rendered obsolete before they are shipped by the Company. As a result of these and other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis.

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

The Company has substantially increased its manufacturing capacity through both expansion of its production facilities and increased access to third-party foundries. However, the Company cannot be sure that it will not encounter unanticipated production problems at either its own facilities or at third-party foundries, or that the increased capacity will be sufficient to satisfy demand for its products. The Company relies, and plans to continue to rely, on assembly and test subcontractors and on third-party wafer fabricators to supply most of its wafers that can be manufactured using industry-standard digital processes, and such reliance involves several risks, including reduced control over delivery schedules, manufacturing yields and costs. In addition, the Company's capacity additions resulted in a significant increase in operating expenses, and if revenue levels do not increase to offset these additional expense levels, the Company's future operating results could be adversely affected. In addition, asset values could be impaired if the additional capacity is underutilized for an extended period of time. Also, non-compliance with "take or pay" covenants in certain of its supply agreements, could adversely impact operating results. The Company also believes that other semiconductor manufacturers have expanded their production capacity over the past several years, and there can be no assurance that the expansion by the Company and its competitors will not lead to overcapacity in the Company's target markets, which could lead to price erosion that would adversely affect the Company's operating results.

For the first three months of fiscal 1999, 53% of the Company's revenues was derived from customers in international markets. The Company has manufacturing facilities outside the U.S. in Ireland, the Philippines and Taiwan. The Company also has supply agreements that include "take or pay" covenants with suppliers located in Southeast Asia (SEA) and as part of these arrangements, the Company has $23 million on deposit with two of these suppliers. The Company also has a $21 million investment in one of these suppliers. In addition, the Company's major partner in its joint venture, WaferTech, is TSMC, which is located in SEA. In addition to being exposed to the ongoing economic cycles in the semiconductor industry, the Company is also subject to the economic and political risks inherent in international operations, including the risks associated with the ongoing uncertainties in the economies in SEA. These risks include air transportation disruptions, expropriation, currency controls and changes in currency exchange rates, tax and tariff rates and freight rates. Although the Company engages in certain hedging transactions to reduce its exposure to currency exchange rate fluctuations, there can be no assurance that the Company's competitive position will not be adversely affected by changes in the exchange rate of the U.S. dollar against other currencies.

The semiconductor industry is characterized by frequent claims and litigation involving patent and other intellectual property rights. The Company has from time to time received, and may in the future receive, claims from third parties asserting that the Company's products or processes infringe their patents or other intellectual property rights. In the event a third party makes a valid intellectual property claim and a license is not available on commercially reasonable terms, the Company's operating results could be materially and adversely affected. Litigation may be necessary to enforce patents or other intellectual property rights of the Company or to defend the Company against claims of infringement, and such litigation can be costly and divert the attention of key personnel. See the Company's 1998 Annual Report for information concerning certain pending litigation involving the Company. An adverse outcome in such litigation, may, in certain cases, have a material adverse effect on the Company's consolidated financial position or on its consolidated results of operations or cash flows in the period in which the litigation is resolved.

The Company's software applications have been updated to accommodate the new Euro currency. System testing was completed during the fourth quarter of calendar 1998 and the Euro functionality was implemented as planned on January 1, 1999. No major system-related issues were encountered and none are anticipated. The impact, either positive or negative, of the Euro on the European economy generally and on the Company's operations in Europe in the future is unknown at this time.

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

Year 2000

Over the past five years the Company has made significant investments in new manufacturing, financial and operating hardware and software. These investments were made to support the growth of its operations; however, the by-product of this effort is that the Company now has year 2000, (Y2K), compliant hardware and software running on many of its major platforms.

The Company has made the year 2000 issue a significant priority and a task force is engaged in the ongoing effort to reduce the year 2000 related risk in the balance of the Company's systems and equipment. It is estimated that the aggregate cost of this project, which commenced at the beginning of fiscal 1998, is approximately $10 million in total, for fiscal 1998 and fiscal 1999. The task force's efforts are concentrated in six separate areas. The status of each area as of January 30, 1999 is summarized below.

     Centrally Managed Global Systems

Centrally managed global systems are the enterprisewide, centrally managed operating systems, which include customer service, customer order entry, work-in-progress (WIP) tracking, warehousing, production planning, and financial systems. These systems have been split into "mission critical" and "non-mission critical." Mission critical is defined as systems that can seriously impair the Company's ability to conduct its business. Of the 15 mission critical applications identified as of August 1, 1998, three systems were not Y2K compliant: Promis (WIP tracking), the order entry system in Japan and the Electronic Data Interchange (EDI) translator. Since that time Promis system upgrades have been completed in three of the five manufacturing sites, and the remaining two are scheduled to be upgraded in early 1999. The migration to SAP for order entry in Japan and the upgrade of the EDI translator were successfully completed in the first quarter of fiscal 1999. Once the remaining two Promis systems are upgraded, all mission critical systems will be 100% compliant. In addition, several mission critical systems, such as SAP, Forecasting, Data Warehouse and Distributor Management systems have been specifically tested and certified to be year 2000 compliant. The Company is on schedule towards retiring its non-compliant mainframe in early 1999. Non-mission critical is defined as systems which would not cause serious impairment to the organization. The task force is continually reviewing and re-prioritizing the non-mission critical systems to ensure that the appropriate items are receiving the proper attention.

     Design and Engineering Systems

The Company's Computer Aided Design (CAD) Council is leading a worldwide year 2000 compliance review of hardware and software related to the Company's design and engineering systems. The team has completed its analysis and the required updates to CAD operating systems are 75% complete. All operating systems are expected to be fully Y2K compliant by the end of the third quarter of fiscal 1999. Critical CAD application software upgrade packages have been vendor certified Y2K compliant and migration to, and testing of, these new packages will proceed over the next 6 to 8 months. The Company routinely completes full archives of all designs that are currently shipping, or in development, to enable the recovery of any design database needed for future derivative products. This archive system is currently undergoing compliancy testing and will be verified Y2K compliant by the third quarter of fiscal 1999. The Company believes that if all design engineering systems are not compliant in time, this will result in inconvenience and inefficiencies rather than any significant risk to operations.

     Site Based Manufacturing Systems

Manufacturing site managers are committed to ensuring a successful transition of operations in the year 2000. All critical manufacturing equipment has been identified and analyzed. The analysis process included ensuring that date compliance is necessary. The Company is considering "rolling back" the internal date mechanism as a contingency plan for certain equipment and the task force is in the process of testing the effectiveness of this contingency plan. All manufacturing sites are performing Y2K compliance testing and this effort is expected to be complete by the end of March 1999. All testing is being done to the latest vendor specifications and the Company is using the suite of test programs provided by Sematech, a semiconductor research organization. Thus far, no crucial piece of equipment has been identified where there is a Y2K compliance problem for which no solution exists. In all instances where a Y2K compliance issue has arisen, the Company has been able to develop a solution, without having to replace the equipment. While the review is not yet complete, the Company does not foresee any manufacturing equipment-related obstacles which would prevent the continuation of operations in Year 2000.

     Personal Computers (PCs)

The Company has a PC Standards Committee, comprised of participants from various Company locations. This committee has selected a tool and developed a hardware and software certification plan. This plan requires certification of PC Basic Input/Output System (BIOS), software applications and user files. The Company has certified the BIOS on its 3,500 networked PCs first quarter of 1999 and less than 2% were found to be non-Y2K compliant. The Company will also issue a tool to assist users in analyzing their data files for potential year 2000 issues. In addition, a year 2000 "patch" is available for the Microsoft Office Suite (Excel, Word and Access) and this is scheduled to be implemented in April 1999. The Company does not foresee any year 2000 issues in this area.

     Facility Related Systems

Systems such as heating, sprinklers, elevators and card-key access are also being reviewed by site teams. Each team has a designated facilitator and there are representatives from each department participating. All of the teams have taken a thorough inventory of their site's systems and the Company expects to be 100% compliant, with 80% of the facility systems to be compliant by the second quarter of 1999.

     Third Party

The corporate year 2000 task force is also reviewing third-party connectivity issues. The Company's EDI translator supplier, Harbinger, has been successfully tested for Y2K compliance. The EDI carrier, GEIS, has notified the Company that it is compliant as well. Other external service providers, primarily financial and human resource services, as well as outside vendors, have also been surveyed as to their state of readiness and most expect to be Y2K compliant. The Company has identified 200 crucial, sole-source suppliers that could put Analog at risk and is currently conducting on site audits to verify their state of readiness for Y2K. As a contingency plan the Company is going to ensure that adequate supplies of critical raw materials and spare parts are in stock at December 31, 1999. In addition, the Company tested its financial interface with its major financial services provider for Y2K compliance, and the results were successful.

The Company currently believes that its most reasonably likely worst case year 2000 scenario would relate to problems with systems of third parties which would create the greatest risks with infrastructure, including water and sewer services, electricity, transportation, telecommunications and critical supplies of raw materials and spare parts. The Company is assessing various scenarios and contingency planning will continue during 1999 as the Company completes the remedial work on its internal systems and assesses the state of readiness of its third-party suppliers.

     Summary

The Company believes that the year 2000 issue will not pose significant operational problems. However, year 2000 issues could have a significant impact on the Company's operations and its financial results if modifications to internal systems and equipment cannot be completed on a timely basis; unforeseen needs or problems arise; or if the systems operated by third parties are not year 2000 compliant.

                           PART II - OTHER INFORMATION
                              ANALOG DEVICES, INC.


Item 6. Exhibits and reports on Form 8-K

     (a)  See Exhibit Index.

     (b) There were no reports on Form 8-K filed for the three months ended January 30, 1999.

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



                                             Analog Devices, Inc.
                                             --------------------
                                                 (Registrant)



Date:  March 15, 1999                    By: /s/ Jerald G. Fishman
                                             -----------------------
                                                 Jerald G. Fishman
                                                 President and
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)


Date:  March 15, 1999                    By: /s/ Joseph E. McDonough
                                             -----------------------
                                                 Joseph E. McDonough
                                                 Vice President-Finance
                                                 and Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)

                                  EXHIBIT INDEX
                              Analog Devices, Inc.

Item

  3.1 Restated Articles of Organization of Analog Devices, Inc., filed herewith.

 10.1 Assignment and Assumption Agreement between Analog Devices Inc. and Taiwan Semiconductor Manufacturing Co., Ltd., dated as of January 28, 1999, filed herewith.

 10.2 Assignment and Assumption Agreement between Analog Devices Inc. and Altera Corporation dated as of January 29, 1999, filed herewith.

 10.3 Amendment to Second Amended and Restated Limited Liability Company Agreement of WaferTech LLC, dated as of November 30, 1998, filed herewith.

 10.4 Second Amendment to Second Amended and Restated Limited Liability Company Agreement of WaferTech LLC, dated as of January 21, 1999, filed herewith.

 27.1     Financial Data Schedule for the three months ended January 30, 1999.

 27.2 Restated Financial Data Schedule for the three months ended January 31, 1998.

 27.3     Restated Financial Data Schedule for the six months ended May 2, 1998.

 27.4     Restated Financial Data Schedule for the nine months ended August 1,
          1998.