Form 10-Q
period 1999-05-01
ANALOG DEVICES INC
filed 1999-06-11
CIK 6281

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    Form 10-Q
(Mark One)
  [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 1, 1999

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

                             ----------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  X   NO
                                       ---     ---

    The number of shares outstanding of each of the issuer's classes of Common Stock as of May 28, 1999 was 172,800,842 shares of Common Stock.

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(thousands except per share amounts)


                                                        Three Months Ended
                                                  ------------------------------
                                                  May 1, 1999       May 2, 1998*
                                                  -----------       ------------
Net sales                                           $340,067          $319,430

Cost of sales                                        176,435           160,993
                                                    --------          --------

Gross margin                                         163,632           158,437

Operating expenses:
   Research and development                           61,899            56,190
   In-process research and development write-off       5,140                --
   Selling, marketing, general and
    administrative                                    49,167            57,014
   Gain on sale of business, net                          --           (13,100)
                                                    --------          --------
                                                     116,206           100,104

Operating income                                      47,426            58,333

Equity in loss of WaferTech                               --             1,915

Interest and other expense, net                       (3,278)             (219)
                                                    --------          --------

Income before income taxes                            50,704            56,637

Provision for income taxes                            11,598            12,852
                                                    --------          --------

Net income                                          $ 39,106          $ 43,785
                                                    ========          ========

Shares used to compute earnings per share - basic    167,012           162,124
                                                    ========          ========
Shares used to compute earnings per share - diluted  180,698           179,427
                                                    ========          ========

Earnings per share - basic                             $0.23             $0.27
                                                    ========          ========
Earnings per share - diluted                           $0.22             $0.25
                                                    ========          ========

*Restated to reflect change in accounting principle.

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(thousands except per share amounts)



                                                        Six Months Ended
                                                  ------------------------------
                                                  May 1, 1999       May 2, 1998*
                                                  -----------       ------------

Net sales                                           $640,567          $637,221

Cost of sales                                        339,240           315,325
                                                    --------          --------

Gross margin                                         301,327           321,896

Operating expenses:
   Research and development                          114,483           111,165
   In-process research and development write-off       5,140                --
   Selling, marketing, general and
    administrative                                    95,348           112,660
   Gain on sale of business, net                          --           (13,100)
                                                    --------          --------
                                                     214,971           210,725

Operating income                                      86,356           111,171

Equity in loss of WaferTech                            1,149             3,505

Interest and other expense, net                       (2,858)             (986)
                                                    --------          --------

Income before income taxes                            88,065           108,652

Provision for income taxes                            19,065            24,608
                                                    --------          --------

Net income before cumulative effect of change in
   accounting principle                               69,000            84,044

Cumulative effect of change in accounting
   principle, net of $20 million of income taxes          --           (37,080)
                                                    --------          --------

Net income after cumulative effect of change in
   accounting principle                             $ 69,000          $ 46,964
                                                    ========          ========

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Continued)
(Unaudited)
(thousands except per share amounts)

                                                         Six Months Ended
                                                   -----------------------------
                                                   May 1, 1999      May 2, 1998*
                                                   -----------      ------------
Shares used to compute earnings per share - basic     163,292          161,574
                                                     ========         ========
Shares used to compute earnings per share - diluted   178,778          178,787
                                                     ========         ========

Earnings per share before cumulative effect of change in accounting principle

Earnings per share - basic                              $0.42            $0.53
                                                     ========         ========
Earnings per share - diluted                            $0.40            $0.49
                                                     ========         ========

Earnings per share after cumulative effect of change in accounting principle

Earnings per share - basic                              $0.42            $0.30
                                                     ========         ========
Earnings per share - diluted                            $0.40            $0.28
                                                     ========         ========


*Restated to reflect change in accounting principle.

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands)


Assets                               May 1, 1999    October 31, 1998   May 2, 1998*
                                     -----------    ----------------   -----------

Cash and cash equivalents             $  401,307      $  263,331       $  286,105
Short-term investments                   117,788          41,575           33,819
Accounts receivable, net                 225,127         207,361          255,872
Inventories:
   Raw materials                          22,221          25,624           27,558
   Work in process                       147,184         142,139          141,867
   Finished goods                         89,969         107,313           97,554
                                      ----------      ----------       ----------
                                         259,374         275,076          266,979
Deferred tax assets                       95,000          98,148           88,139
Prepaid expenses                          13,654          18,038           18,473
                                      ----------      ----------       ----------
   Total current assets                1,112,250         903,529          949,387
                                      ----------      ----------       ----------

Property, plant and equipment, at cost:
   Land and buildings                    161,109         158,792          158,598
   Machinery and equipment             1,050,673       1,034,619        1,022,398
   Office equipment                       73,766          70,576           63,091
   Leasehold improvements                104,749         103,482           95,939
                                      ----------      ----------       ----------
                                       1,390,297       1,367,469        1,340,026
Less accumulated depreciation
    and amortization                     729,696         664,038          619,059
                                      ----------      ----------       ----------
   Net property, plant and
    equipment                            660,601         703,431          720,967
                                      ----------      ----------       ----------

Investments                               88,376         187,224          191,623
Intangible assets, net                    30,731          15,815           17,227
Other assets                              46,900          51,731           57,875
                                      ----------      ----------       ----------
   Total other assets                    166,007         254,770          266,725
                                      ----------      ----------       ----------
                                      $1,938,858      $1,861,730       $1,937,079
                                      ==========      ==========       ==========


*Restated to reflect change in accounting principle.

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands except share amounts)

Liabilities and Stockholders'
  Equity
                                      May 1, 1999    October 31, 1998    May 2, 1998*
                                      -----------    ----------------    -----------

Short-term borrowings and current
  portion of long-term debt           $      101       $      193       $      332
Obligations under capital leases          14,496           14,266           11,954
Accounts payable                          68,797           59,115           95,811
Deferred income on shipments
   to distributors                        96,749          113,784          131,078
Income taxes payable                      52,783           53,595           64,335
Accrued liabilities                       79,022           79,906           84,268
                                      ----------       ----------       ----------
      Total current liabilities          311,948          320,859          387,778
                                      ----------       ----------       ----------

Long-term debt                            80,000          309,985          309,989
Non-current obligations under
  capital leases                          23,510           30,773           32,863
Deferred income taxes                     34,000           31,789           24,000
Other non-current liabilities             47,100           39,935           36,716
                                      ----------       ----------       ----------
      Total non-current liabilities      184,610          412,482          403,568
                                      ----------       ----------       ----------

Commitments and Contingencies

Stockholders' equity:
   Preferred stock, $1.00 par value,
    500,000 shares authorized,
    none outstanding                          --               --               --
   Common stock, $.16 2/3 par value,
    600,000,000 shares authorized,
    176,297,695 shares issued
    (164,092,719 in October 1998,
    163,578,201 in May 1998)              29,384           27,349           27,264
   Capital in excess of par value        489,907          248,970          233,297
   Retained earnings                     983,371          913,992          878,548
   Cumulative translation adjustment       7,443            6,025            7,195
                                      ----------       ----------        ---------
                                       1,510,105        1,196,336        1,146,304
   Less 3,765,989 shares in treasury,
    at cost (3,782,763 in October 1998
    and 24,682 in May 1998)               67,805           67,947              571
                                      ----------       ----------       ----------
       Total stockholders' equity      1,442,300        1,128,389        1,145,733
                                      ----------       ----------       ----------
                                      $1,938,858       $1,861,730       $1,937,079
                                      ==========       ==========       ==========

*Restated to reflect change in accounting principle.

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(thousands)

                                                          Six Months Ended
                                                    ------------------------------
                                                    May 1, 1999       May 2, 1998*
                                                    -----------       ------------
OPERATIONS
Cash flows from operations:
  Net income                                          $ 69,000          $ 46,964
  Adjustments to reconcile net income
   to net cash provided by operations:
     Cumulative effect of change in accounting
      principle, net of $20 million of income taxes         --            37,080
     Depreciation and amortization                      70,891            61,002
     Write-off of acquired in-process R&D                5,140                --
     Equity in loss of WaferTech, net of dividends       1,149             4,632
     Deferred income taxes                               2,236             3,253
     Other non-cash expense                              2,318               838
     Changes in operating assets and liabilities        (8,063)            5,361
                                                     ---------         ---------
  Total adjustments                                     73,671           112,166
                                                     ---------         ---------
Net cash provided by operations                        142,671           159,130
                                                     ---------         ---------

INVESTMENTS
Cash flows from investments:
   Purchase of short-term investments
     available for sale                               (162,038)          (77,183)
   Change in long-term investments                     108,354           (58,860)
   Maturities of short-term investments
     available for sale                                 85,825            94,370
   Additions to property, plant and equipment, net     (26,009)         (119,292)
   Payments for acquisitions, net of cash acquired     (20,019)               --
   Decrease (increase) in other assets                   5,902            (6,152)
                                                     ---------         ---------
Net cash used for investments                           (7,985)         (167,117)
                                                     ---------         ---------

FINANCING ACTIVITIES
Cash flows from financing activities:
   Proceeds from employee stock plans                   10,540             8,775
   Payments on capital lease obligations                (7,033)           (5,768)
   Net (decrease) increase in variable
     rate borrowings                                      (119)              315
                                                     ---------         ---------
Net cash provided by financing activities                3,388             3,322
                                                     ---------         ---------
Effect of exchange rate changes on cash                    (98)            1,169
                                                     ---------         ---------

Net increase (decrease) in cash and cash equivalents   137,976            (3,496)
Cash and cash equivalents at beginning of period       263,331           289,601
                                                     ---------         ---------
Cash and cash equivalents at end of period           $ 401,307         $ 286,105
                                                     =========         =========

SUPPLEMENTAL INFORMATION
Non-cash disclosure:
   Conversion of 3 1/2% Subordinated Notes
     to common stock                                 $ 229,952         $      15
                                                     =========         =========

* Restated to reflect change in accounting principle.

See accompanying notes.

Analog Devices, Inc.
Notes to Condensed Consolidated Financial Statements
May 1, 1999


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

Note 3 - Investments

During the first quarter of fiscal 1999 Analog Devices Inc., (the Company), completed the sale of approximately 78% of its equity ownership in WaferTech, LLC, its joint venture with Taiwan Semiconductor Manufacturing Company and other investors. As a result of this sale, the Company's equity ownership in WaferTech was reduced from 18% to 4%. The Company sold 14% of its investment to other WaferTech partners and received $105 million in cash, which was equal to the carrying value of the 14% equity ownership at October 31, 1998.

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


                                                           Three Months Ended
                                                     -------------------------------
                                                     May 1, 1999        May 2, 1998*
                                                     -----------        ------------
Basic:

  Net income                                            $ 39,106           $ 43,785
                                                        ========           ========

  Weighted shares outstanding                            167,012            162,124
                                                        ========           ========

  Earnings per share                                       $0.23              $0.27
                                                        ========           ========

Diluted:
  Net income                                            $ 39,106           $ 43,785
  Interest related to convertible subordinated
    notes, net of tax                                        481              1,453
                                                        --------           --------

  Earnings available for common stock                   $ 39,587           $ 45,238
                                                        ========           ========

  Weighted shares outstanding                            167,012            162,124
  Assumed exercise of common stock equivalents             9,464              6,319
  Assumed conversion of subordinated notes                 4,222             10,984
                                                        --------           --------
  Weighted average common and common equivalent
    shares                                               180,698            179,427
                                                        ========           ========
  Earnings per share                                       $0.22              $0.25
                                                        ========           ========


                                                             Six Months Ended
                                                     -------------------------------
                                                     May 1, 1999        May 2, 1998*
                                                     -----------        ------------
Basic:
  Income before cumulative effect of change in
    accounting principle                                $ 69,000           $ 84,044
  Cumulative effect of change in accounting principle          -            (37,080)
                                                        --------           --------
  Net income                                            $ 69,000           $ 46,964
                                                        ========           ========

  Weighted shares outstanding                            163,292            161,574
                                                        ========           ========

  Earnings per share:
  Income before cumulative effect of change in
    accounting principle                                   $0.42              $0.53
  Cumulative effect of change in accounting principle          -              (0.23)
                                                        --------           --------
  Net income                                               $0.42              $0.30
                                                        ========           ========


                                                             Six Months Ended
                                                     -------------------------------
                                                     May 1, 1999        May 2, 1998*
                                                     -----------        ------------
Diluted:
  Income before cumulative effect of change in
    accounting principle                                $ 69,000           $ 84,044
  Interest related to convertible subordinated
    notes, net of tax                                      1,906              2,864
                                                        --------           --------
  Income before cumulative effect of change in
    accounting principle including the effect
    of dilutive securities                                70,906             86,908
  Cumulative effect of change in accounting principle         --            (37,080)
                                                        --------           --------
  Net income                                            $ 70,906           $ 49,828
                                                        ========           ========

  Weighted shares outstanding                            163,292            161,574
  Assumed exercise of common stock equivalents            11,264              6,229
  Assumed conversion of subordinated notes                 4,222             10,984
                                                        --------           --------
  Weighted average common and common equivalent shares   178,778            178,787
                                                        ========           ========

  Earnings per share:
  Income before cumulative effect of change in
    accounting principle                                   $0.40              $0.49
  Cumulative effect of change in accounting principle         --              (0.21)
                                                        --------           --------
  Net income                                               $0.40              $0.28
                                                        ========           =========


* Restated to reflect change in accounting principle.

Note 6 - Convertible Debt

As of March 11, 1999 the Company had converted $229,967,000 of the $230 million principal amount of its 3 1/2% Convertible Subordinated Notes (Notes) due 2000 into an aggregate of 10,983,163 shares of the Company's common stock, and the remaining Notes were redeemed by a cash payment of $33,000. This conversion did not have an impact on diluted earnings per share.

Note 7 - Acquisitions

During the second quarter of fiscal 1999, the Company acquired two DSP tools companies, White Mountain DSP, Inc. of Nashua, New Hampshire and Edinburgh Portable Compilers Limited, of Edinburgh, Scotland. The total cost of these acquisitions was approximately $21 million in cash and $2 million in common stock of the Company, with additional contingent cash consideration to be paid if the acquired companies achieve certain revenue and operational objectives. These acquisitions were accounted for as purchases, and the excess of the purchase price over the fair value of assets acquired was allocated to existing technology, workforce in place, tradenames and goodwill, which are being amortized over periods ranging from six to ten years. In connection with these acquisitions, the Company recorded a charge of $5.1 million for the write-off of in-process research & development.

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

Results of Operations

Net sales for the second quarter of fiscal 1999 were $340 million, an increase of 6% from the $319 million reported for the second quarter of fiscal 1998. Net sales for the first two quarters of fiscal 1999 were $641 million, an increase of 1% from the $637 million reported for the comparable period of fiscal 1998. For the quarter and the six months ended May 1, 1999 the growth was primarily attributable to increased OEM sales in the communications, computer and contract manufacturing markets, which in the second quarter of fiscal 1999 increased over 50% from the second quarter of fiscal 1998. This increase was partially offset by a decline of more than 60% in automatic test equipment (ATE) revenue compared to the quarter ended May 2, 1998. Sales in the distributor channel remained relatively flat for the quarter and the six months ended May 1, 1999 compared to the corresponding periods of 1998, with a slight decline in North America being offset by an increase in Southeast Asia (SEA), as more contract manufacturing moved to SEA.

The decline in ATE sales primarily impacted the North American OEM channel, causing sales to North American customers to decrease to 47% of total sales for the second quarter of fiscal 1999, compared to 51% of total sales for the comparable period of fiscal 1998. Sales in Europe declined by 6% and sales in Japan rose 20% compared to the second quarter of fiscal 1998. Increased Southeast Asian sales for the quarter and six month period ended May 1, 1999 resulted primarily from increased sales of analog IC and communications products.

The gross margin for the second quarter of fiscal 1999 was 48.1%, compared to 49.6% for the second quarter of fiscal 1998. The gross margin was 47.0% for the first two quarters of fiscal 1999 compared to 50.5% for the first two quarters of fiscal 1998. The decline in gross margin was primarily attributable to the Company's lower production rates during the first half of fiscal 1999 compared to the prior year.

Research and development (R&D) expenses were $62 million and $114 million for the three months and six months ended May 1, 1999, compared to $56 million and $111 million for the corresponding periods of fiscal 1998. R&D spending increased during the second quarter of fiscal 1999 primarily due to the acquisition of two DSP tools companies during February 1999 and increased technology license fees. The Company believes that a continued commitment to research and development is essential in order to maintain product leadership with its existing products and to provide innovative new product offerings, and therefore expects to continue to make significant R&D investments in the future.

During the second quarter of fiscal 1999 the Company incurred a charge of $5,140,000 for the write-off of in-process R&D in connection with the acquisition of two DSP tools companies, White Mountain DSP, Inc. of Nashua, New Hampshire and Edinburgh Portable Compilers Limited, of Edinburgh, Scotland. The total cost of these acquisitions was approximately $21 million in cash and $2 million in common stock of the Company, with additional contingent cash consideration to be paid if the acquired companies achieve certain revenue and operational objectives.

Selling, marketing, general & administrative (SMG&A) expenses for the second quarter of fiscal 1999 were $49 million, a decrease of $8 million from the $57 million reported for second quarter of fiscal 1998. SMG&A expenses for the six months ended May 1, 1999 were $95 million, compared to $113 million for the six months ended May 2, 1998. In the first half of fiscal 1998 the Company incurred a charge of $8 million related to collection difficulties the Company experienced with customers whose business and financing had been adversely affected by the Southeast Asia economic situation, as well as a charge of $6 million related to the realignment of the Company's sales and distribution organizations. The remaining decrease was attributable to the Company's continued effort to constrain spending.

The effective income tax rate decreased to 21% for the second quarter and the first six-month period of fiscal 1999 from 23% for the second quarter and first six-month period of fiscal 1998 due to a shift in the mix of worldwide profits.

In the fourth quarter of fiscal 1998, the Company changed its accounting method for recognizing revenue on all shipments to international distributors and certain shipments to domestic distributors. The change was made with an effective date of November 2, 1997 (the beginning of fiscal 1998). While the Company has historically deferred revenue on most shipments made to domestic distributors until the products were resold by the distributors to end users, it recognized revenue on shipments to international distributors and certain shipments to domestic distributors upon shipment to the distributors, net of appropriate reserves for returns and allowances. As a result of this accounting change, revenue recognition on shipments to distributors worldwide is deferred until the products are resold to the end users. The Company believes that deferral of revenue on shipments to distributors and related gross margin until the product is shipped by the distributors is a more meaningful measurement of results of operations because it better conforms to the substance of the transaction considering the changing business environment in the international marketplace; is consistent with industry practice; and will, accordingly, better focus the entire organization on sales to end users and, therefore, is a preferable method of accounting. The cumulative effect in prior years of the change in accounting principle was a charge of approximately $37 million (net of $20 million of income taxes) or $0.21 per diluted share. The results of operations and cash flows for the period ended May 2, 1998 have been restated to reflect the accounting change.

Liquidity and Capital Resources

At May 1, 1999, cash, cash equivalents and short-term investments totaled $519 million, an increase of $199 million from the second quarter of fiscal 1998. The increase in cash, cash equivalents and short-term investments was primarily due to operating cash inflows of $143 million, $105 million received in January 1999 related to the sale of the Company's investment in WaferTech and lower capital spending.

Accounts receivable totaled $225 million at the end of the second quarter of fiscal 1999, a decrease of $31 million from the second quarter of fiscal 1998. The Company's days sales outstanding has improved from 73 at May 2, 1998 to 60 at May 1, 1999.

Inventories of $259 million at May 1, 1999 were $8 million lower than the end of the second quarter of fiscal 1998. The decrease in inventory levels was a result of adjustments by the Company to its production rates to conform to lower levels of demand in the second half of fiscal 1998 and the resumption of sales growth in the second quarter of fiscal 1999.

During the first quarter of fiscal 1999 the Company completed the sale of approximately 78% of its equity ownership in WaferTech, LLC, its joint venture with Taiwan Semiconductor Manufacturing Company (TSMC) and other investors. As a result of this sale, the Company's equity ownership in WaferTech was reduced from 18% to 4%. The Company sold 14% of its investment to other WaferTech partners and received $105 million in cash, which was equal to the carrying value of the 14% equity ownership at October 31, 1998.

Net additions to property, plant and equipment of $26 million for the first half of fiscal 1999 were funded with a combination of cash on hand and cash generated from operations. Capital spending in the first half of fiscal 1999 was down substantially from the $119 million spent in the first half of fiscal 1998. The decrease in capital expenditures was attributable to the Company's efforts to constrain all spending, including capital expenditures, until sales growth resumed. The Company currently plans to make capital expenditures of approximately $90 million during fiscal 1999.

At May 1, 1999, the Company's principal sources of liquidity were $519 million of cash and cash equivalents and short-term investments. In addition, the Company has various lines of credit both in the U.S. and overseas, including a $60 million credit facility in the U.S., which expires in 2000, all of which were substantially unused at May 1, 1999.

As of March 11, 1999 the Company had converted $229,967,000 of the $230 million principal amount of its 3 1/2% Convertible Subordinated Notes (Notes) due 2000 into an aggregate of 10,983,163 shares of the Company's common stock, and the remaining Notes were redeemed by a cash payment of $33,000. As a result of this conversion, the Company's debt-to-equity ratio was reduced to 8% as compared to 30% in the previous quarter.

The Company believes that its existing sources of liquidity and cash expected to be generated from future operations, together with current and anticipated available long-term financing, will be sufficient to fund operations, capital expenditures and research and development efforts for the foreseeable future.

Factors Which May Affect Future Results

The Company's future operating results are difficult to predict and may be affected by a number of factors including the timing of new product announcements or introductions by the Company and its competitors, competitive pricing pressures, fluctuations in manufacturing yields, adequate availability of wafers and manufacturing capacity, changes in product mix and economic conditions in the United States and international markets, and the advent and impact of the Year 2000. In addition, the semiconductor market has historically been cyclical and subject to significant economic downturns at various times. The Company's business is subject to rapid technological changes and there can be no assurance, depending on the mix of future business, that products stocked in inventory will not be rendered obsolete before they are shipped by the Company. As a result of these and other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis.

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

The Company has substantially increased its manufacturing capacity through both expansion of its production facilities and increased access to third-party foundries. However, the Company cannot be sure that it will not encounter unanticipated production problems at either its own facilities or at third-party foundries, or that the increased capacity will be sufficient to satisfy demand for its products. The Company relies, and plans to continue to rely, on assembly and test subcontractors and on third-party wafer fabricators to supply most of its wafers that can be manufactured using industry-standard digital processes. Such reliance involves several risks, including reduced control over delivery schedules, manufacturing yields and costs. In addition, the Company's capacity additions resulted in a significant increase in operating expenses. If revenue levels do not increase to offset these additional expense levels, the Company's future operating results could be adversely affected. In addition, asset values could be impaired if the additional capacity is underutilized for an extended period of time. Also, non-compliance with "take or pay" covenants in certain of its supply agreements, could adversely impact operating results. The Company believes that other semiconductor manufacturers have expanded their production capacity over the past several years, and there can be no assurance that the expansion by the Company and its competitors will not lead to overcapacity in the Company's target markets, which could lead to price erosion that would adversely affect the Company's operating results.

For the first six months of fiscal 1999, 53% of the Company's revenues was derived from customers in international markets. The Company has manufacturing facilities outside the U.S. in Ireland, the Philippines and Taiwan. The Company also has supply agreements that include "take or pay" covenants with suppliers located in Southeast Asia (SEA) and as part of these arrangements, the Company has $20 million on deposit as well as a $21 million investment in one of these suppliers. In addition, the Company's major partner in its joint venture, WaferTech, is TSMC, which is located in SEA. In addition to being exposed to the ongoing economic cycles in the semiconductor industry, the Company is also subject to the economic and political risks inherent in international operations, including the risks associated with the ongoing uncertainties in the economies in SEA. These risks include air transportation disruptions, expropriation, currency controls and changes in currency exchange rates, tax and tariff rates and freight rates. Although the Company engages in certain hedging transactions to reduce its exposure to currency exchange rate fluctuations, there can be no assurance that the Company's competitive position will not be adversely affected by changes in the exchange rate of the U.S. dollar against other currencies.

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

The Company has made the year 2000 issue a significant priority and a task force is engaged in an ongoing effort to reduce year 2000 related risks in the Company's systems and equipment. It is estimated that the aggregate cost of this project, which formally commenced at the beginning of fiscal 1998, is approximately $10 million in total for fiscal 1998 and fiscal 1999. The task force's efforts are concentrated in six separate areas. The status of each area as of May 28, 1999 is summarized below.

   Centrally Managed Global Systems

Centrally managed global systems are the enterprise-wide, headquarters managed operational systems, which include customer service, customer order entry, work-in-progress (WIP) tracking, warehousing, production planning, and financial systems. These systems have been split into "mission critical" and "non-mission critical." Mission critical is defined as systems that can seriously impair the Company's ability to conduct its business. All mission critical applications have been tested and certified to be Year 2000 compliant as of April 1, 1999. In addition, system integration testing was performed at our Disaster Recovery site in March 1999. Non-mission critical is defined as systems which would not cause serious impairment to the organization. The task force is continually reviewing and re-prioritizing the non-mission critical systems conversion efforts to ensure that appropriate items are receiving the proper attention. The Company retired its non-compliant mainframe in early 1999.

   Design and Engineering Systems

The Company's Computer Aided Design (CAD) Council is leading a worldwide year 2000 compliance review of hardware and software related to design and engineering systems. The team has completed its analysis and the required updates to the CAD operating systems are 85% complete. All operating systems are expected to be fully Y2K compliant by early in the fourth quarter of fiscal 1999. Critical CAD application software packages have been vendor-certified as Y2K compliant. Migration to and testing of these package updates will proceed over the next six months. The Company routinely completes full archives of all designs that are currently shipping or in development to enable the recovery of any design database needed for future derivative products. This archive system is currently undergoing compliance testing and will be verified Y2K compliant by the end of the third quarter of fiscal 1999. The Company believes that if all design engineering systems are not compliant in time, this will result in inconvenience and inefficiencies rather than any significant risk to operations.

   Site Based Manufacturing Systems

Manufacturing site managers have identified, tested and analyzed all critical manufacturing equipment. The analysis process included ensuring that date compliance is necessary. The Company is considering "rolling back" the internal date mechanism as a contingency plan for certain equipment and the task force has verified the effectiveness of this contingency plan. It is expected that all manufacturing sites will complete their Y2K remedial actions by July 1999. Year 2000 testing is being done to the latest vendor specifications and the Company used the suite of test programs provided by Sematech, a semiconductor research organization. Thus far, no crucial piece of equipment has been identified as having a Y2K compliance problem for which no solution exists. In all instances where a Y2K compliance issue has arisen, the Company has been able to develop a solution without having to replace the equipment. The Company does not foresee any manufacturing equipment-related obstacles which would prevent the continuation of operations in year 2000.

   Personal Computers (PCs)

The Company has a PC Standards Committee comprised of participants from various Company locations. This committee has developed a hardware and software certification plan. This plan calls for year 2000 certification of PC Basic Input/Output System (BIOS), software applications and user files. The Company certified the BIOS on its 3,500 networked PCs in the first quarter of 1999 and less than 2% were found to be non-Y2K compliant. The Company will also issue a tool to assist users in analyzing their data files for potential year 2000 issues. In addition, a year 2000 "patch" has been applied to 90% of the desktops for the Microsoft Office Suite (Excel, Word and Access). All other business applications have been reviewed and are expected to be upgraded by July 1999. The Company does not foresee any material year 2000 issues in this area.

   Facility Related Systems

Systems such as heating, sprinklers, elevators and card-key access are also being reviewed by site teams. Each team has a designated facilitator with representatives from each department participating. All of the teams have taken a thorough inventory of their site's systems and the Company expects to be 100% compliant by the third quarter of 1999.

    Third Party

The Corporate year 2000 task force is also reviewing third-party connectivity issues. The Company's EDI translator supplier, Harbinger, has been successfully tested for Y2K compliance. The EDI carrier, GEIS, has notified the Company that it is Y2K compliant as well. Other external service providers, primarily financial and human resource services, as well as outside vendors, have also been surveyed as to their state of readiness and most are already Y2K compliant. The Company identified 112 vital suppliers that could put the Company at risk should their service be interrupted. The Company verified their state of readiness and as of May 1999 did not identify any high risk suppliers. Contingency plans are underway to ensure adequate supplies of critical raw materials and spare parts are in stock for December 31, 1999. In addition, the Company tested its financial interface with its major financial services provider for Y2K compliance and the results were successful.

The Company currently believes that its most likely worst case year 2000 scenario would relate to problems with systems of third parties which could create the greatest risks with infrastructure, including water and sewer services, electricity, transportation, telecommunications and critical supplies of raw materials and spare parts. The Company is assessing various scenarios and contingency planning will continue during 1999 as the Company completes the remedial work on its internal systems and assesses the state of readiness of its third-party suppliers.

   Summary

The Company believes that the year 2000 issue will not pose significant operational problems. However, year 2000 issues could have a significant impact on the Company's operations and its financial results if modifications to internal systems and equipment cannot be completed on a timely basis, unforeseen needs or problems arise, or if the systems operated by third parties are not year 2000 compliant.

                            PART II - OTHER INFORMATION
                                ANALOG DEVICES, INC.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on March 9, 1999, the stockholders of the Company elected Messrs. John L. Doyle and Ray Stata to serve as Class III Directors for a term of three years by the following votes:



Nominee                    Votes for           Votes Withheld        Broker Non Votes
-------                    ---------           --------------        ----------------
John L. Doyle             128,320,814            10,774,594                 -0-
Ray Stata                 128,347,633            10,747,775                 -0-


Each of the following directors who were not up for reelection at the Annual Meeting of Stockholders will continue to serve as directors: Messrs. Jerald G. Fishman, Charles O. Holliday, Jr., Joel Moses, F. Grant Saviers and Lester C. Thurow.

The stockholders also approved an amendment to the Company's 1992 Employee Stock Purchase Plan to increase the number of shares reserved for issuance thereunder from 4,800,000 to 6,800,000, by a vote of 131,466,882 in favor, 7,193,873 opposed and 434,653 abstaining.

In addition, the stockholders approved an amendment to the Company's 1994 Director Option Plan to increase the number of shares of common stock underlying the initial option grant to newly elected non-employee directors from 10,500 to 30,000, by a vote of 109,717,069 in favor, 28,760,812 opposed and 617,527 abstaining.

Stockholders also ratified the selection by the Board of Directors of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending October 30, 1999, by a vote of 138,735,911 in favor, 143,879 opposed and 215,618 abstaining.



Item 6.  Exhibits and reports on Form 8-K

    (a)  See Exhibit Index.
    (b) There were no reports on Form 8-K filed for the three months ended May 1, 1999.

                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        ANALOG DEVICES, INC.
                                            (Registrant)



Date:  June 11, 1999                  By:/s/ Jerald G. Fishman
                                            ------------------------------------
                                             Jerald G. Fishman
                                             President and
                                             Chief Executive Officer
                                             (Principal Executive Officer)


Date:  June 11, 1999                  By:/s/ Joseph E. McDonough
                                            ------------------------------------
                                             Joseph E. McDonough
                                             Vice President-Finance
                                              and Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)

                                  EXHIBIT INDEX
                              Analog Devices, Inc.

Item
----
 27      Financial Data Schedule