Form 10-Q
period 1999-07-31
ANALOG DEVICES INC
filed 1999-09-14
CIK 6281

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    Form 10-Q
(Mark One)
  [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 1999

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

                             ----------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     The number of shares outstanding of each of the issuer's classes of Common Stock as of August 27, 1999 was 174,459,082 shares of Common Stock.

                                     PART I
                              FINANCIAL INFORMATION



ITEM 1.     FINANCIAL STATEMENTS

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(thousands except per share amounts)

                                                        Three Months Ended
                                                        ------------------

                                                  July 31, 1999  August 1, 1998*
                                                  -------------  ---------------

Net sales                                           $378,776        $295,700

Cost of sales                                        190,481         161,815
                                                    --------        --------

Gross margin                                         188,295         133,885

Operating expenses:
   Research and development                           67,142          55,088
   Selling, marketing, general and
    administrative                                    54,589          48,202
   Restructuring charge                                   --          17,000
                                                    --------        --------

Operating income                                      66,564          13,595

Equity in loss of WaferTech                               --           3,560

Interest and other expense, net                       (5,280)           (794)
                                                    --------        --------

Income before income taxes                            71,844          10,829

Provision for income taxes                            17,243           1,721
                                                    --------        --------

Net income                                          $ 54,601        $  9,108
                                                    ========        ========

Shares used to compute earnings per share - basic    172,710         162,451
                                                    ========        ========
Shares used to compute earnings per share - diluted  183,480         178,546
                                                    ========        ========

Earnings per share - basic                             $0.32           $0.05
                                                    ========        ========
Earnings per share - diluted                           $0.30           $0.06
                                                    ========        ========

*Restated to reflect change in accounting principle.

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(thousands except per share amounts)

                                                       Nine Months Ended
                                                       -----------------

                                                July 31, 1999    August 1, 1998*
                                                -------------    ---------------

Net sales                                         $1,019,343        $932,921

Cost of sales                                        529,721         477,140
                                                  ----------        --------

Gross margin                                         489,622         455,781

Operating expenses:
   Research and development                          181,625         166,253
   In-process research and development write-off       5,140              --
   Selling, marketing, general and
    administrative                                   149,937         160,862
   Restructuring charge                                   --          17,000
   Gain on sale of business, net                          --         (13,100)
                                                  ----------        --------

Operating income                                     152,920         124,766

Equity in loss of WaferTech                            1,149           7,065

Interest and other expense, net                       (8,138)         (1,780)
                                                  ----------        --------

Income before income taxes                           159,909         119,481

Provision for income taxes                            36,308          26,329
                                                  ----------        --------

Net income before cumulative effect of change in
   accounting principle                              123,601          93,152

Cumulative effect of change in accounting
   principle, net of $20 million of income taxes          --         (37,080)
                                                  ----------        --------

Net income after cumulative effect of change in
   accounting principle                           $  123,601        $ 56,072
                                                  ==========        ========

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Continued)
(Unaudited)
(thousands except per share amounts)

                                                        Nine Months Ended
                                                        -----------------

                                                  July 31, 1999  August 1, 1998*
                                                  -------------  ---------------


Shares used to compute earnings per share - basic    166,431        161,866
                                                    ========       ========
Shares used to compute earnings per share - diluted  180,345        178,706
                                                    ========       ========

Earnings per share before cumulative effect of change in accounting principle

Earnings per share - basic                             $0.74          $0.58
                                                    ========       ========
Earnings per share - diluted                           $0.70          $0.55
                                                    ========       ========

Earnings per share after cumulative effect of change in accounting principle

Earnings per share - basic                             $0.74          $0.35
                                                    ========       ========
Earnings per share - diluted                           $0.70          $0.34
                                                    ========       ========


*Restated to reflect change in accounting principle.

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands)


Assets                          July 31, 1999  October 31, 1998  August 1, 1998*
                                -------------  ----------------  ---------------

Cash and cash equivalents        $  405,627      $  263,331       $  261,705
Short-term investments              231,505          41,575           38,792
Accounts receivable, net            251,691         207,361          224,434
Inventories:
   Raw materials                     13,909          25,624           27,714
   Work in process                  155,096         142,139          135,091
   Finished goods                    86,580         107,313          109,565
                                 ----------      ----------       ----------
                                    255,585         275,076          272,370
Deferred tax assets                  95,000          98,148           91,381
Prepaid expenses                      9,827          18,038           18,233
                                 ----------      ----------       ----------
   Total current assets           1,249,235         903,529          906,915
                                 ----------      ----------       ----------

Property, plant and equipment,
  at cost:
   Land and buildings               162,840         158,792          158,729
   Machinery and equipment        1,066,595       1,034,619        1,034,437
   Office equipment                  73,627          70,576           65,444
   Leasehold improvements           106,685         103,482          100,265
                                 ----------      ----------       ----------
                                  1,409,747       1,367,469        1,358,875
Less accumulated depreciation
    and amortization                763,423         664,038          644,907
                                 ----------      ----------       ----------
   Net property, plant and
    equipment                       646,324         703,431          713,968
                                 ----------      ----------       ----------

Investments                         104,297         187,224          190,051
Intangible assets, net               29,619          15,815           16,525
Other assets                         46,702          51,731           51,720
                                 ----------      ----------       ----------
   Total other assets               180,618         254,770          258,296
                                 ----------      ----------       ----------
                                 $2,076,177      $1,861,730       $1,879,179
                                 ==========      ==========       ==========


See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands except share amounts)


Liabilities and Stockholders'
  Equity                             July 31, 1999  October 31, 1998  August 1, 1998*
                                     -------------  ----------------  --------------

Short-term borrowings and current
  portion of long-term debt           $    2,606       $      193       $    1,922
Obligations under capital leases          14,607           14,266           12,065
Accounts payable                          88,115           59,115           64,379
Deferred income on shipments
   to distributors                       103,763          113,784          129,277
Income taxes payable                      61,582           53,595           63,647
Accrued liabilities                       87,119           79,906           80,837
                                      ----------       ----------       ----------
      Total current liabilities          357,792          320,859          352,127
                                      ----------       ----------       ----------

Long-term debt                            80,000          309,985          309,985
Non-current obligations under
  capital leases                          19,842           30,773           29,831
Deferred income taxes                     38,000           31,789           24,499
Other non-current liabilities             61,458           39,935           38,511
                                      ----------       ----------       ----------
      Total non-current liabilities      199,300          412,482          402,826
                                      ----------       ----------       ----------

Commitments and Contingencies

Stockholders' equity:
   Preferred stock, $1.00 par value,
    471,934 shares authorized,
    none outstanding                          --               --               --
   Common stock, $.16 2/3 par value,
    600,000,000 shares authorized,
    177,481,502 shares issued
    (164,092,719 in October 1998 and
    163,927,212 in August 1998)           29,581           27,349           27,322
   Capital in excess of par value        501,609          248,970          232,437
   Retained earnings                   1,038,110          913,992          887,656
   Cumulative translation adjustment       7,425            6,025            6,925
                                      ----------       ----------        ---------
                                       1,576,725        1,196,336        1,154,340
   Less 3,133,179 shares in treasury,
    at cost (3,782,763 in October 1998
    and 1,309,917 in August 1998)         57,640           67,947           30,114
                                      ----------       ----------       ----------
       Total stockholders' equity      1,519,085        1,128,389        1,124,226
                                      ----------       ----------       ----------
                                      $2,076,177       $1,861,730       $1,879,179
                                      ==========       ==========       ==========


*Restated to reflect change in accounting principle.

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(thousands)                                             Nine Months Ended
                                                        -----------------

                                                 July 31, 1999    August 1,1998*
                                                 -------------    --------------

OPERATIONS Cash flows from operations:
  Net income                                         $ 123,601       $ 56,072
  Adjustments to reconcile net income
   to net cash provided by operations:
     Cumulative effect of change in accounting
      principle, net of $20 million of income taxes         --         37,080
     Depreciation and amortization                     106,827         93,310
     Non-cash portion of restructuring charge               --         10,000
     Write-off of acquired in-process R&D                5,140             --
     Equity in loss of WaferTech, net of dividends       1,149          8,192
     Deferred income taxes                               6,225          3,754
     Other non-cash expense                              3,127         (1,192)
     Changes in operating assets and liabilities        17,887         (8,889)
                                                     ---------      ---------
  Total adjustments                                    140,355        142,255
                                                     ---------      ---------
Net cash provided by operations                        263,956        198,327
                                                     ---------      ---------

INVESTMENTS Cash flows from investments:
   Purchase of short-term investments
     available for sale                               (356,918)      (111,735)
   Maturities of short-term investments
     available for sale                                166,988        123,949
   Change in long-term investments                     105,501        (64,318)
   Additions to property, plant and equipment, net     (46,451)      (143,986)
   Payments for acquisitions, net of cash acquired     (20,019)            --
   Decrease (increase) in other assets                   5,040         (2,142)
                                                     ---------      ---------
Net cash used for investments                         (145,859)      (198,232)
                                                     ---------      ---------

FINANCING ACTIVITIES
Cash flows from financing activities:
   Proceeds from employee stock plans                   31,444         22,507
   Payments on capital lease obligations               (10,591)        (8,688)
   Net increase in variable rate borrowings              2,265          1,920
   Repurchase of common stock                               --        (44,717)
                                                     ---------      ---------
Net cash provided by (used by) financing activities     23,118        (28,978)
                                                     ---------      ---------
Effect of exchange rate changes on cash                  1,081            987
                                                     ---------      ---------

Net increase (decrease) in cash and cash equivalents   142,296        (27,896)
Cash and cash equivalents at beginning of period       263,331        289,601
                                                     ---------      ---------
Cash and cash equivalents at end of period           $ 405,627      $ 261,705
                                                     =========      =========

SUPPLEMENTAL INFORMATION Non-cash disclosure:
   Conversion of 3 1/2% Subordinated Notes
     to common stock                                 $ 229,952      $      15
                                                     =========      =========

* Restated to reflect change in accounting principle.
See accompanying notes.

Analog Devices, Inc.
Notes to Condensed Consolidated Financial Statements
July 31, 1999



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

Note 3 - Investments

During the first quarter of fiscal 1999 Analog Devices Inc., (the Company), completed the sale of approximately 78% of its equity ownership in WaferTech, LLC, its joint venture with Taiwan Semiconductor Manufacturing Company and other investors. As a result of this sale, the Company's equity ownership in WaferTech was reduced from 18% to 4%. The Company sold 78% of its investment to other WaferTech partners and received $105 million in cash, which was equal to the carrying value of the 14% equity ownership at October 31, 1998.

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

                                                       Three Months Ended
                                                       ------------------

                                                  July 31, 1999  August 1, 1998*
                                                  -------------  ---------------

Basic:

 Net income                                           $ 54,601       $  9,108
                                                      ========       ========

 Weighted shares outstanding                           172,710        162,451
                                                      ========       ========

 Earnings per share                                      $0.32          $0.05
                                                      ========       ========

Diluted:
 Net income                                           $ 54,601       $  9,108
 Interest related to convertible subordinated
   notes, net of tax                                        --          1,411
                                                      --------       --------

 Earnings available for common stock                  $ 54,601       $ 10,519
                                                      ========       ========

 Weighted shares outstanding                           172,710        162,451
 Assumed exercise of common stock equivalents           10,770          5,111
 Assumed conversion of subordinated notes                    -         10,984
                                                      --------       --------
 Weighted average common and common equivalent shares  183,480        178,546
                                                      ========       ========

 Earnings per share                                   $   0.30       $   0.06
                                                      ========       ========


                                                        Nine Months Ended
                                                        -----------------

                                                  July 31, 1999  August 1, 1998*
                                                  -------------  ---------------
Basic:
  Income before cumulative effect of change in
    accounting principle                              $123,601       $ 93,152
  Cumulative effect of change in accounting principle       --        (37,080)
                                                      --------       --------
  Net income                                          $123,601       $ 56,072
                                                      ========       ========

  Weighted shares outstanding                          166,431        161,866
                                                      ========       ========

  Earnings per share:
  Income before cumulative effect of change in
    accounting principle                                 $0.74          $0.58
  Cumulative effect of change in accounting principle       --          (0.23)
                                                      --------       --------
  Net income                                          $   0.74       $   0.35
                                                      ========       ========

                                                         Nine Months Ended
                                                         -----------------

                                                  July 31, 1999  August 1, 1998*
                                                  -------------  ---------------


Diluted:
 Income before cumulative effect of change in
   accounting principle                               $123,601        $ 93,152
 Interest related to convertible subordinated
   notes, net of tax                                     1,906           4,275
                                                      --------        --------
 Income before cumulative effect of change in
   accounting principle including the effect
   of dilutive securities                              125,507          97,427
 Cumulative effect of change in accounting principle         -         (37,080)
                                                      --------        --------
 Net income                                           $125,507        $ 60,347
                                                      ========        ========

 Weighted shares outstanding                           166,431         161,866
 Assumed exercise of common stock equivalents           13,914           5,856
 Assumed conversion of subordinated notes                    -          10,984
                                                      --------        --------
 Weighted average common and common equivalent shares  180,345         178,706
                                                      ========        ========

 Earnings per share:
 Income before cumulative effect of change in
   accounting principle                                  $0.70        $   0.55
 Cumulative effect of change in accounting principle         -           (0.21)
                                                      --------        --------
 Net income                                              $0.70        $   0.34
                                                      ========        ========


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

Note 7 - Acquisitions

During the second quarter of fiscal 1999, the Company acquired two DSP tools companies, White Mountain DSP, Inc. of Nashua, New Hampshire and Edinburgh Portable Compilers Limited, of Edinburgh, Scotland. The total cost of these acquisitions was approximately $21 million in cash and $2 million in common stock of the Company, with additional contingent cash consideration up to a maximum of $10 million to be paid if the acquired companies achieve certain revenue and operational objectives. These acquisitions were accounted for as purchases. The excess of the purchase price over the fair value of assets acquired was allocated to existing technology, workforce in place, and tradenames, which are being amortized over periods ranging from six to ten years and goodwill which is being written off on a straight line basis over ten years. In connection with these acquisitions, the Company recorded a charge of $5.1 million for the write-off of in-process research & development.

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

Results of Operations

Net sales for the third quarter of fiscal 1999 were $379 million, an increase of 28% from the third quarter of fiscal 1998. Net sales for the first three quarters of fiscal 1999 were $1,019 million, an increase of 9% from the comparable period of fiscal 1998. For the quarter and the nine months ended July 31, 1999 the growth was principally attributable to increased sales in both the OEM and distributor channels. Sales to OEM customers in the communications, computer and contract manufacturing markets increased more than 50% from the first three quarters of fiscal 1998. This increase was partially offset by a decline of more than 60% in automatic test equipment (ATE) revenue compared to the three quarters ended August 1, 1998.

The decline in ATE sales primarily impacted the North American OEM channel, causing sales to North American customers to decrease to 46% of total sales for the first three quarters of fiscal 1999, compared to 50% of total sales for the comparable period of fiscal 1998. Sales in Europe declined by 6% and sales in Japan rose 15% compared to the comparable nine months of fiscal 1998. Increased Southeast Asian sales for the quarter and nine-month period ended July 31, 1999 resulted primarily from increased sales of analog ICs and communications products.

The gross margin for the third quarter of fiscal 1999 was 49.7%, compared to 45.3% for the third quarter of fiscal 1998. The gross margin was 48.0% for the first three quarters of fiscal 1999 compared to 48.9% for the first three quarters of fiscal 1998. The increase in gross margin in the third quarter was primarily attributable to higher sales, tight control of internal manufacturing spending, along with reduced costs due to the restructuring programs initiated in fiscal 1998. The decrease in the gross margin for the nine-month period was mainly attributable to the lower production levels experienced in the first quarter of fiscal 1999 followed by a return to more customary levels during the second quarter of fiscal 1999.

Research and development (R&D) expenses were $67 million and $182 million for the three months and nine months ended July 31, 1999, compared to $55 million and $166 million for the corresponding periods of fiscal 1998. As a percentage of sales R&D spending decreased during the third quarter of fiscal 1999 to 17.7% from 18.6% in the third quarter of fiscal 1998 and for the nine-month period remained flat at 17.8% of sales. The quarter-to-quarter percentage decline resulted from the Company's continued efforts to reduce R&D spending to a targeted range of 15% to 16% of sales. The Company believes that a continued commitment to research and development is essential in order to maintain product leadership with its existing products and to provide innovative new product offerings, and therefore expects to continue to make significant R&D investments in the future.

Selling, marketing, general and administrative (SMG&A) expenses for the third quarter of fiscal 1999 were $55 million, an increase of $7 million from the $48 million reported for the third quarter of fiscal 1998. However, as a percentage of sales SMG&A decreased from 16.3% for the third quarter of fiscal 1998 to 14.4% for the third quarter of fiscal 1999. SMG&A expenses for the nine months ended July 31, 1999 were $150 million, compared to $161 million for the nine months ended August 1, 1998. During the first half of fiscal 1998 the Company incurred a charge of $8 million related to collection difficulties the Company experienced with customers whose business and financing had been adversely affected by the Southeast Asia economic situation, as well as a charge of $6 million related to the realignment of the Company's sales and distribution organizations.

The effective income tax rate increased to 24% for the third quarter and 23% for the first nine-month period of fiscal 1999 from 16% for the third quarter and 22% for the first nine-month period of fiscal 1998 due to a shift in the mix of worldwide profits.

In the fourth quarter of fiscal 1998, the Company changed its accounting method for recognizing revenue on all shipments to international distributors and certain shipments to domestic distributors. The change was made with an effective date of November 2, 1997 (the beginning of fiscal 1998). While the Company has historically deferred revenue on most shipments made to domestic distributors until the products were resold by the distributors to end users, it recognized revenue on shipments to international distributors and certain shipments to domestic distributors upon shipment to the distributors, net of appropriate reserves for returns and allowances. As a result of this accounting change, revenue recognition on shipments to distributors worldwide is deferred until the products are resold to the end users. The Company believes that deferral of revenue on shipments to distributors and related gross margin until the product is shipped by the distributors is a more meaningful measurement of results of operations because it better conforms to the substance of the transaction considering the changing business environment in the international marketplace; is consistent with industry practice; and will, accordingly, better focus the entire organization on sales to end users and, therefore, is a preferable method of accounting. The cumulative effect in prior years of the change in accounting principle was a charge of approximately $37 million (net of $20 million of income taxes) or $0.21 per diluted share. The results of operations and cash flows for the period ended August 1, 1998 have been restated to reflect the accounting change.

Liquidity and Capital Resources

At July 31, 1999, cash, cash equivalents and short-term investments totaled $637 million, an increase of $332 million from the fourth quarter of fiscal 1998 and $337 million from the third quarter of fiscal 1998. The increase in cash, cash equivalents and short-term investments was primarily due to operating cash inflows of $264 million, $105 million received in January 1999 related to the sale of the Company's investment in WaferTech and lower capital spending.

Accounts receivable totaled $252 million at the end of the third quarter of fiscal 1999, an increase of $44 million from the fourth quarter of fiscal 1998 and $27 million from the third quarter of fiscal 1998 due to higher sales levels. The Company's days sales outstanding has improved from 63 at October 31, 1998 and 69 at August 1, 1998 to 60 at July 31, 1999.

Inventories of $256 million at July 31, 1999 were $19 million lower than the end of the fourth quarter of fiscal 1998 and $17 million lower than the end of the third quarter of fiscal 1998. The decrease in inventory levels was a result of adjustments by the Company to its production rates to conform to lower levels of demand in the second half of fiscal 1998 and the resumption of sales growth in fiscal 1999.

During the first quarter of fiscal 1999 the Company completed the sale of approximately 78% of its equity ownership in WaferTech, LLC, its joint venture with Taiwan Semiconductor Manufacturing Company (TSMC) and other investors. As a result of this sale, the Company's equity ownership in WaferTech was reduced from 18% to 4%. The Company sold 78% of its investment to other WaferTech partners and received $105 million in cash, which was equal to the carrying value of the 14% equity ownership at October 31, 1998.

Net additions to property, plant and equipment of $46 million for the first nine months of fiscal 1999 were funded with a combination of cash on hand and cash generated from operations. Capital spending in the first nine months of fiscal 1999 was down substantially from the $144 million spent in the first nine months of fiscal 1998. The decrease in capital expenditures was attributable to the Company's efforts to constrain all spending, including capital expenditures, until sales growth resumed. The Company currently expects that total capital expenditures for fiscal 1999 will be approximately $85 million.

At July 31, 1999, the Company's principal sources of liquidity were $637 million of cash and cash equivalents and short-term investments. In addition, the Company has various lines of credit both in the U.S. and overseas, including a $60 million credit facility in the U.S., which expires in 2000, all of which were substantially unused at July 31, 1999.

As of March 11, 1999 the Company had converted $229,967,000 of the $230 million principal amount of its 3 1/2% Convertible Subordinated Notes (Notes) due 2000 into an aggregate of 10,983,163 shares of the Company's common stock, and the remaining Notes were redeemed by a cash payment of $33,000. As a result of this conversion, the Company's debt-to-equity ratio was reduced to 8% as compared to 31% in the prior year.

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

For the first nine months of fiscal 1999, 54% of the Company's revenues were derived from customers in international markets. The Company has manufacturing facilities outside the U.S. in Ireland, the Philippines and Taiwan. The Company also has supply agreements that include "take or pay" covenants with suppliers located in Southeast Asia (SEA) and as part of these arrangements, the Company has $20 million on deposit as well as a $21 million investment in one of these suppliers. In addition, the Company's major partner in its joint venture, WaferTech, is TSMC, which is located in SEA. In addition to being exposed to the ongoing economic cycles in the semiconductor industry, the Company is also subject to the economic and political risks inherent in international operations, including the risks associated with the ongoing uncertainties in the economies in SEA. These risks include air transportation disruptions, expropriation, currency controls and changes in currency exchange rates, tax and tariff rates and freight rates. Although the Company engages in certain hedging transactions to reduce its exposure to currency exchange rate fluctuations, there can be no assurance that the Company's competitive position will not be adversely affected by changes in the exchange rate of the U.S. dollar against other currencies.

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

The Company has made the year 2000 issue a significant priority and a task force is engaged in an ongoing effort to reduce year 2000 related risks in the Company's systems and equipment. It is estimated that the aggregate cost of this project, which formally commenced at the beginning of fiscal 1998, will be approximately $10 million in total for fiscal 1998 and fiscal 1999. The task force's efforts are concentrated in six separate areas. The status of each area as of July 31, 1999 is summarized below.

   Centrally Managed Global Systems

Centrally managed global systems are the enterprise-wide, headquarters managed operational systems, which include customer service, customer order entry, work-in-progress (WIP) tracking, warehousing, production planning, and financial systems. These systems have been split into "mission critical" and "non-mission critical." Mission critical is defined as systems that can seriously impair the Company's ability to conduct its business. All mission critical applications have been tested and certified to be year 2000 compliant as of April 1, 1999. In addition, system integration testing was performed at our Disaster Recovery site in March 1999. Non-mission critical is defined as systems which would not cause serious impairment to the organization. The task force is continually reviewing and re-prioritizing the non-mission critical systems conversion efforts to ensure that appropriate items are receiving the proper attention. The Company retired its non-compliant mainframe in early 1999. Contingency planning to ensure business continuity into the millennium is expected to be completed in November 1999.

   Design and Engineering Systems

The Company's Computer Aided Design (CAD) Council is leading a worldwide year 2000 compliance review of hardware and software related to design and engineering systems. The team has completed its analysis and the required updates to the CAD operating systems are 97% complete. All operating systems are expected to be fully Y2K compliant during the fourth quarter of fiscal 1999. Critical CAD application software packages have been vendor-certified as Y2K compliant. Most application package testing is complete and the installation of the required upgrades will be complete by the end of October 1999. The Company routinely completes full archives of all designs that are currently shipping or in development to enable the recovery of any design database needed for future derivative products. This archive system has been verified as Y2K compliant. The Company believes that if all design engineering systems are not compliant in time, this will result in inconvenience and inefficiencies rather than any significant risk to operations.

   Site Based Manufacturing Systems

Manufacturing site managers have identified, tested and analyzed all critical manufacturing equipment. All manufacturing sites have completed their Y2K remedial actions. Year 2000 testing is being done to the latest vendor specifications and the Company used the suite of test programs provided by Sematech, a semiconductor research organization. Thus far, no crucial piece of equipment has been identified as having a Y2K compliance problem for which no solution exists. In all instances where a Y2K compliance issue has arisen, the Company has been able to develop a solution without having to replace the equipment. The Company does not foresee any manufacturing equipment-related obstacles which would prevent the continuation of operations in year 2000.

   Personal Computers (PCs)

The Company has a PC Standards Committee comprised of participants from various Company locations. This committee has developed a hardware and software certification plan. This plan calls for year 2000 certification of PC Basic Input/Output System (BIOS), software applications and user files. The Company certified the BIOS on its 3,500 networked PCs in the first quarter of 1999 and less than 2% were found to be non-Y2K compliant. The Company will also issue a tool to assist users in analyzing their data files for potential year 2000 issues. In addition, a year 2000 "patch" has been applied to 100% of the desktops for the Microsoft Office Suite (Excel, Word and Access). All other business applications have been reviewed and have been upgraded. The Company does not foresee any material year 2000 issues in this area.

   Facility Related Systems

Systems such as heating, sprinklers, elevators and card-key access are also being reviewed by site teams. Each team has a designated facilitator with representatives from each department participating. All of the teams have taken a thorough inventory of their sites' systems and the Company believes its mission critical items are 100% year 2000 compliant.

   Third Party

The Corporate year 2000 task force is also reviewing third-party connectivity issues. The Company's EDI translator supplier, Harbinger, has been successfully tested for Y2K compliance. The EDI carrier, GEIS, has notified the Company that it is Y2K compliant. Other external service providers, primarily financial and human resource services, as well as outside vendors, have also been surveyed as to their state of readiness and most are already Y2K compliant. The Company identified 112 vital suppliers that could put the Company at risk should their service be interrupted. The Company verified their state of readiness and as of May 1999 did not identify any high risk suppliers. Contingency plans are underway to ensure that adequate supplies of critical raw materials and spare parts are in stock by December 31, 1999. In addition, the Company tested its financial interface with its major financial services provider for Y2K compliance and the results were successful.

The Company currently believes that its most likely worst case year 2000 scenario would relate to problems with systems of third parties which could create the greatest risks with infrastructure, including water and sewer services, electricity, transportation, telecommunications and critical supplies of raw materials and spare parts. The Company is assessing various scenarios and contingency planning will continue through the balance of calendar 1999 as the Company completes the remedial work on its internal systems and assesses the state of readiness of its third-party suppliers.

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

                           PART II - OTHER INFORMATION
                              ANALOG DEVICES, INC.


Item 6.  Exhibits and reports on Form 8-K

    (a)  See Exhibit Index.
    (b) There were no reports on Form 8-K filed for the three months ended July 31, 1999.

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



                                               Analog Devices, Inc.
                                               --------------------
                                                   (Registrant)



Date:  September 14, 1999                    By:/s/ Jerald G. Fishman
                                                   -----------------------------
                                                    Jerald G. Fishman
                                                    President and
                                                    Chief Executive Officer
                                                   (Principal Executive Officer)


Date:  September 14, 1999                    By:/s/ Joseph E. McDonough
                                                   -----------------------------
                                                    Joseph E. McDonough
                                                    Vice President-Finance
                                                     and Chief Financial Officer
                                                   (Principal Financial and
                                                    Accounting Officer)

                                  EXHIBIT INDEX
                              Analog Devices, Inc.

Item

 27      Financial Data Schedule