Form 10-K
period 1999-10-30
ANALOG DEVICES INC
filed 2000-01-28
CIK 6281

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(MARK ONE)
    [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 30, 1999

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

                                      NONE

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X} NO

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $16,009,763,070 based on the closing price of the Common Stock on the New York Stock Exchange Composite Tape reporting system on December 31, 1999.

      As of December 31, 1999, there were 175,504,662 shares of $.16 2/3 par value Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                   DOCUMENT DESCRIPTION                        10-K PART
                   --------------------                        ---------

        Portions of Annual Report to Shareholders
          for the fiscal year ended October 30, 1999            I and II
        Portions of the Registrant's Proxy Statement
          for the Annual Meeting of Stockholders to
          be held March 14, 2000                                  III

================================================================================

                                     PART I

ITEM 1. BUSINESS

COMPANY OVERVIEW

Analog Devices, Inc. (Analog, ADI or the Company) is a world leader in the design, manufacture and marketing of high-performance analog, mixed-signal and digital signal processing (DSP) integrated circuits (ICs) used in signal processing applications.

As of the end of fiscal 1999, approximately 40% of Analog's revenues came from the communications market, making it the Company's largest and fastest growing served market. Communications applications include wireless handsets and base stations, as well as products used for high-speed access to the Internet, including ICs used in ADSL and cable modems and central office networking equipment.

Analog serves the PC market with products that monitor and manage power usage, process signals used in flat panel displays and LCD projectors and enable PCs to provide CD-quality audio. Analog also serves the high-end consumer market with products used in digital cameras and camcorders, DVD players and surround sound audio systems. Analog provides a broad array of products to the industrial market, including products for automatic test equipment and for the digital speed control of AC motors.

Analog's products are sold worldwide through a direct sales force, third-party industrial distributors and independent sales representatives. The Company has direct sales offices in 18 countries, including the United States. Approximately 46% of fiscal 1999 revenue came from customers in North America, while most of the balance came from customers in Western Europe and the Far East.

The Company is headquartered near Boston, in Norwood, Massachusetts, and has manufacturing facilities in Massachusetts, California, North Carolina, Ireland, the Philippines and Taiwan. Founded in 1965, Analog Devices employs approximately 7,400 people worldwide. The Company's stock is listed on the New York Stock Exchange under the symbol ADI and is included in the Standard & Poor's 500 Index.

INDUSTRY BACKGROUND

Real-world phenomena, such as temperature, pressure, sound, images, speed and acceleration are inherently analog in nature, consisting of continuously varying information. This information can be detected and measured using analog sensors, which represent real-world phenomena by generating continuously varying voltages and currents. The signals from these sensors are initially processed using analog methods, such as amplification, filtering and shaping. They are then usually converted to digital form for input to a microprocessor, which is used to manipulate, store or display the information. In many cases, the signals are further processed after conversion to digital form using a technology called "digital signal processing," or DSP. In addition, digital signals are frequently converted to analog form to provide signals for functions such as analog display, audio output or control. These manipulations and transformations are known collectively as "real-world signal processing."

Significant advances in semiconductor technology in recent years have led to substantial increases in the performance and functionality of ICs used in signal processing applications. These advances include the ability to sense, receive, condition, convert and transmit signals from analog phenomena, such as voice and video images, and process these signals in both the analog and digital domain. The analog circuitry portion of the IC is used for manipulating real-world signals while still in analog form and for converting analog signals into digital form (or vice versa), and the digital portion is used for further processing analog signals subsequent to their conversion to digital form. The convergence of computing and communications requires applications that incorporate these functions and the Company's products are used as components in equipment and systems to achieve higher performance and more efficient signal processing.

PRINCIPAL PRODUCTS

The Company is engaged in the design, manufacture and marketing of a broad line of high-performance ICs that incorporate analog, mixed-signal and digital signal processing technologies that address a wide range of real-world signal processing applications. The Company has a generic list of approximately 2,000 products, with the highest revenue product accounting for approximately 2% of the Company's revenue for fiscal 1999. Many of the Company's products are proprietary, while equivalents to other products are available from a limited number of other suppliers. The Company also designs, manufactures and markets a range of assembled products.

MARKETS AND APPLICATIONS

The following describes some of the characteristics of, and products supplied to, each of the Company's major markets:

COMMUNICATIONS--The rapid development of broadband and wireless communications infrastructure around the world combined with the development of the Internet has created a rapidly growing market for the Company's products. Communications technology involves the acquisition of analog signals that are converted from analog to digital and digital to analog form as they are processed and transmitted. ADI's expertise in combining analog and digital functionality on a single chip has enabled the Company to develop products that fulfill the technological challenges of this complex and rapidly expanding market space. The need for ever higher speed and reduced power consumption, coupled with more reliable, more bandwidth-efficient communications, is creating increasing demand for the Company's products which are used in systems that include digital, analog and mixed-signal processing capability. The products are used in the full spectrum of signal processing for audio, data, image or video communication. In broadband and wireless communication applications, the Company's products are incorporated into data and digital subscriber line (DSL) modems, cellular telephones, base station equipment and remote access servers.

COMPUTERS AND COMPUTER PERIPHERALS--Increased interface between users and the PC through monitors, printers, scanners and audio devices and the increasing need for power and thermal management capability in PCs have provided many opportunities in the computer market. The Company's ability to integrate analog, DSP and mixed-signal functionality on ICs has enabled ADI to supply many high performance critical components required by PC manufacturers. The computer industry requires smaller, lighter personal computers, creating increased demand for high performance ICs to monitor power usage thereby allowing manufacturers to use smaller batteries and extend battery life between charges. The Company currently supplies a variety of ICs used in this market for functions such as graphic displays, interfaces between PCs and peripherals such as modems and printers, power and battery management, and enhanced audio input and output capability for business and entertainment applications.

CONSUMER ELECTRONICS--The acquisition and display of signals combined with the requirement for digital processing of these signals have allowed the Company to combine analog and digital design capability to provide solutions that conform to the rigorous cost, size and reliability constraints of the consumer electronic market. The emergence of high-performance consumer products, such as compact disc players, DVD players and digital camcorders and cameras, has led to the need for high-performance system-level ICs with a high level of specific functionality. The addition of monitoring and motor control devices on many consumer products has also created new opportunities for the Company.

INDUSTRIAL--includes data acquisition systems, automatic process control systems, robotics, environmental control systems and automatic test equipment
(ATE). These products generally require ICs that offer performance greater than that available from commodity-level ICs, but generally do not have production volumes that warrant custom or application-specific ICs. Combinations of analog and mixed-signal ICs are usually employed to achieve the necessary functionality, except in ATE applications where the high level of electronic circuitry required per tester has created opportunities for the design of system-level ICs.

INSTRUMENTATION--includes engineering, medical and scientific instruments. These products are usually designed using the highest performance analog and mixed-signal ICs available, where production volumes generally do not warrant custom or application-specific ICs.

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

AUTOMOTIVE--Although the automotive market has historically been served with low-cost, low-performance ICs, demand has emerged for higher performance devices for a wide range of applications. In response, the Company is developing products specifically for the automotive market. The Company supplies a micromachined IC used as a crash sensor in airbag systems, which serves as an alternative to an electromechanical sensor. The Company believes that other micromachined devices derived from this product may be suitable for other automotive applications, such as roll-over sensing, global positioning satellite
(GPS) automotive navigation systems, anti-lock brakes and "smart" suspension systems and other applications including earthquake detectors and high-end computer joysticks.

RESEARCH AND DEVELOPMENT

The markets served by Analog are characterized by rapid technological changes and advances. Accordingly, the Company makes substantial investments in the design and development of new products and processes, and for significant improvement of existing products and processes. ADI incurred $257 million during fiscal 1999 for the design, development and improvement of new and existing products and processes, compared to $219 million and $196 million during fiscal 1998 and fiscal 1997, respectively.

In support of its research and development activities, the Company employs hundreds of engineers involved in product and process development at several design centers and manufacturing sites located throughout the world.

As of October 30, 1999, the Company owned approximately 550 U.S. patents and had 150 patent applications on file with the United States patent office. The Company believes that while its patents may provide some advantage, its competitive position is largely determined by such factors as the knowledge, ability and experience of the Company's personnel, new product development, market recognition and ongoing marketing efforts, customer service and technical support.

IC TECHNOLOGY

Analog Technology

Analog IC technology has been the foundation of the Company's business for more than 25 years, and the Company believes it is one of the world's largest suppliers of analog ICs. The Company's analog ICs are primarily high-performance, single-function devices. The majority of the Company's analog IC product revenue is attributable to sales of data converters (analog-to-digital and digital-to-analog) and amplifiers. Other analog IC products offered by the Company include analog signal processing devices (such as analog multipliers), voltage references and comparators. Over the past few years the Company has been expanding its analog IC product offerings into product areas where its focus was previously limited, principally interface circuits and power management ICs. It is also expanding its analog IC product line to include a much larger number of products designed to operate from single-supply 3 or 5 volt power sources to better meet the needs of customers designing portable battery-operated equipment.

ADI's analog IC products tend to be general purpose in nature, which allows customers to incorporate them in a wide variety of equipment and systems. ADI's product portfolio includes several hundred analog ICs, any one of which can have as many as several hundred customers. Analog ICs typically have long product life cycles. The Company's analog IC customers include both OEMs and customers who build equipment for their own use. Historically, most analog ICs have been purchased by OEMs that serve the instrumentation, industrial and military/aerospace markets, but they are now also being used for applications in communications, computers, camcorders, scanners, automatic test equipment, imaging and other consumer applications requiring high-performance real-world signal processing. By using standard, high-performance, readily available, off-the-shelf components in their designs, ADI's customers can reduce the time required to develop and bring new products to market. Given the high cost of developing customized ICs, analog ICs usually provide the most cost-effective solutions for low to medium volume applications. In addition, combinations of analog ICs connected together on a printed circuit board can provide functionality not currently achievable using a single IC.

Other analog ICs include circuits that are designed to serve the needs of particularly demanding applications, e.g. very high speed analog timing and pin driver circuits needed by OEMs in the automatic test equipment business.

Manufacturers of portable instrumentation need analog ICs designed to address demanding battery life requirements, and need similar kinds of functions available in analog IC products integrated into a single, very low-power chip. Other principal requirements can include higher accuracy, lower cost per function, smaller size, lower weight and fewer components for improved reliability. These application specific products allow ADI's customers to design smaller, lighter, higher performance, more power-efficient and lower-cost end products. The Company believes that these benefits have become more important to the Company's OEM customers as they increase their focus on high-performance, small, lightweight products, many of which are battery-powered.

General Purpose DSP Technology

The Company's products that include DSP technology are designed to efficiently execute specialized programs (algorithms) associated with processing digitized real-time, real-world data. General-purpose DSP IC customers typically write their own algorithms using software tools provided by the Company and software tools obtained from third-party suppliers. All of these devices share a common architecture which allows system designers to address cost, performance and time-to-market constraints. ADI supports these products with specialized applications and easy-to-use, low-cost design tools, which reduce product development costs and time to market.

Mixed-Signal Technology

ADI's product range also includes multi-function mixed-signal devices which incorporate combinations of analog and digital technology. The growing need to allow user interface with computers and consumer products as well as the development of communications systems has created new opportunities for these mixed-signal devices. Examples of these devices include chipsets for communication applications (GSM cellular phones, remote access servers, data and fax modems), audio input/output devices and power and thermal management devices for computer applications and motor control devices.

Micromachined Technology

The Company's technology base includes a number of new products using an advanced IC technology known in the industry as surface micromachining. This technology enables extremely small mechanical structures to be built on the surface of a chip along with supporting circuitry. In addition to incorporating an electro-mechanical structure, these devices also have analog circuitry for conditioning signals obtained from the micromachined sensing element.

ADI's micromachined products are accelerometers used in a wide variety of applications. The majority of current revenue from ADI's micromachined products is derived from accelerometers used by automotive manufacturers in airbag applications. Emerging applications include GPS automobile navigation systems, earthquake detectors and high-end computer joysticks.

General Purpose and Custom Products

Across the entire range of ICs designed and manufactured by the Company there are general purpose products and custom products designed for specific applications for specific customers. In many of the new emerging markets in communications, computer and consumer products there is a tendency to work with selected large customers to design application-specific solutions which can combine elements of analog, digital, mixed-signal and micromachined functionality.

ASSEMBLED PRODUCT TECHNOLOGY

The Company's assembled products technology includes multi-chip modules (MCMs), hybrids and printed circuit board modules. An MCM is a device made up of several IC chips assembled in an automated fashion in a multilayer package that provides high interconnect density at low cost. A hybrid consists of several chips and discrete components mounted and wired together on a substrate, which is then enclosed in a package. A printed-board module consists of surface-mount components assembled on a small printed board that is then encapsulated in a small plastic case.

Revenues from this product group have been declining for several years, primarily because hybrids are being replaced in many new designs with smaller, lower-cost monolithic ICs that offer higher levels of performance and integration. Sales of these products have declined to approximately 3% of the Company's total sales.

SALES CHANNELS

ADI sells its products in both North America and internationally through a direct sales force, third-party distributors and independent sales representatives. Approximately 46% of fiscal 1999 revenue was derived from customers in North America. As of December 1, 1999, the Company had 14 sales offices in the United States, and its third-party distribution channel consisted of six national and regional third-party distributors and several independent sales representatives at numerous locations throughout the U.S. and Canada.

Approximately 22% of the Company's fiscal 1999 revenue was derived from sales to customers in Europe; 14% to customers in Japan; and 18% to customers in other international markets. As of December 1, 1999, the Company had direct sales offices in Australia, Austria, China, Denmark, France, Germany, Hong Kong, India, Israel, Italy, Japan, Korea, the Netherlands, Singapore, Sweden, Taiwan and the United Kingdom. The Company also had sales representatives and/or distributors in approximately 40 countries outside North America, including countries where the Company also has direct sales offices. For further detail regarding geographic information, see Note 4 in the Notes to the Company's Consolidated Financial Statements incorporated herein by reference to the 1999 Annual Report to Shareholders and filed herewith as part of Exhibit 13.2.

Approximately 42% of ADI's fiscal 1999 revenue was derived from sales made through distributors. These distributors typically maintain an inventory of Analog products. Some of them also sell products competitive with the Company's products, including those for which the Company is an alternate source. Sales to certain distributors are made under agreements which provide protection to the distributors for their inventory of Company products against price reductions and products that are slow-moving or have been discontinued by the Company.

The Company's worldwide sales efforts are supported by an extensive promotional program that includes editorial coverage and paid advertising in trade publications; direct mail programs; promotional brochures; technical seminars and participation in trade shows. The Company publishes and distributes full-length databooks, short-form catalogs, applications guides, technical handbooks and detailed data sheets for individual products. The Company also provides products and application information via its worldwide web site on the Internet and the Company started to sell products on the Internet in the fourth quarter of fiscal 1999. The Company also maintains a staff of application engineers who aid customers in incorporating Analog's products into their products during their product development cycles.

For fiscal 1999, Analog's 20 largest customers accounted for approximately 30% of the Company's net sales. The largest single customer represented approximately 4% of net sales.

PRODUCTION AND RAW MATERIALS

Monolithic integrated circuit components are manufactured in a sequence of semiconductor production steps that include wafer fabrication, wafer testing, cutting the wafer into individual "chips" (or dice), assembly of the dice into packages and electrical testing of the devices in final packaged form. The raw materials used to manufacture these devices include silicon wafers, processing chemicals (including liquefied gases), precious metals, ceramic packages and plastic used for packaging.

ADI employs a wide variety of Company-developed proprietary processes specifically tailored for use in fabricating high-performance linear and mixed-signal and system-level ICs. The Company also uses industry-standard bipolar and CMOS wafer fabrication processes.

ADI's IC products are fabricated both at the Company's production facilities and by third-party wafer fabricators. The Company relies primarily on its own facilities for fabricating wafers that require linear and mixed-signal processes. The Company operates wafer fabrication facilities in Wilmington and Cambridge, Massachusetts; Santa Clara and Sunnyvale, California; and Limerick, Ireland. The Company also operates assembly and test facilities located in the United States, Ireland, the Philippines and Taiwan and also uses third-party subcontractors. The Company has agreements with Taiwan Semiconductor Manufacturing Company, (TSMC), and Chartered Semiconductor Manufacturing Pte., Ltd., (CSM), for the production of digital and VLSI mixed-signal devices. To provide access to advanced process technology at competitive costs, the Company participates in a joint venture agreement (WaferTech, LLC) with TSMC, Altera, Integrated Silicon Solutions and several individual investors that built an eight-inch wafer fabrication facility in Camas, Washington. Originally the Company had an 18% equity ownership in WaferTech. In

January 1999, the Company concluded an agreement to sell to other WaferTech partners 78% of its equity ownership in WaferTech for cash equal to its carrying value at October 31, 1998.

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

To respond to production capacity requirements, the Company significantly expanded its manufacturing capacity in 1997 and 1998. Major wafer fabrication expansions were completed in Wilmington and Cambridge, Massachusetts; Sunnyvale, California and Limerick, Ireland. Also, in fiscal 1998 the Company completed construction of an additional assembly and test facility in Cavite, Philippines. Capital expenditures were reduced to a total of $78 million in fiscal 1999 in response to the industry downturn in the latter half of fiscal 1998 and the early part of fiscal 1999.

BACKLOG

Backlog at the end of fiscal 1999 was approximately $446 million, up from approximately $174 million at the end of fiscal 1998. The increase in the backlog is a result of the rapid increase in demand for the Company's products from the year earlier period. This is the result of an upturn in the semiconductor industry during fiscal 1999 combined with increased demand for the Company's products in the rapidly growing communications, computer and consumer products markets. In periods of increased demand there is a tendency towards longer lead times which has the effect of increasing backlog and, in some instances, the Company may not have manufacturing capacity sufficient to fulfill all orders. As is customary in the semiconductor industry, the Company includes customers' forecast orders in backlog and often allows such orders to be canceled or deliveries delayed by customers without significant penalty. Accordingly, the Company believes that its backlog at any time should not be used as a measure of future revenues.

GOVERNMENT CONTRACTS

The Company estimates that approximately 7% of its fiscal 1999 total worldwide revenue was attributable to sales to the U.S. government and government contractors and subcontractors. Analog's government contract related business is predominantly in the form of negotiated, firm fixed-price subcontracts. All such contracts and subcontracts contain standard provisions relating to termination at the election of the United States government.

COMPETITION

ADI competes with a large number of semiconductor companies in markets that are highly competitive. The Company believes it is one of the largest suppliers of high-performance linear and mixed-signal signal-processing components. Competitors for the Company's analog, mixed-signal and DSP products include Burr-Brown Corp., Cirrus Logic Inc., Harris Corp., Linear Technology Corp., Lucent Technologies Inc., Maxim Integrated Products, Inc., Motorola Semiconductor Products, National Semiconductor Corp., Sierra Semiconductor Corp., Siliconix Inc. and Texas Instruments, Inc. Sales of the Company's micromachined products currently comprise acceleration sensors, and its main competitors are Bosch, Motorola and Denso, which use a multichip solution whereas ADI uses a single chip solution that the Company believes provides cost, reliability and functional advantages in the marketplace.

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

EMPLOYEES

As of October 30, 1999, the Company employed approximately 7,400 persons. The Company's future success depends in large part on the continued service of its key technical and senior management personnel, and on its ability to continue to attract, retain and motivate qualified employees, particularly those highly skilled design, process and test engineers involved in the manufacture of existing products and the development of new products and processes. The competition for such personnel is intense, and the loss of key employees could have a material adverse effect on the Company. The Company believes that relations with its employees are good.

ITEM 2. PROPERTIES

The Company's corporate headquarters is located in Norwood, Massachusetts. Manufacturing and other operations are conducted in several locations worldwide. The following tables provide certain information as to the Company's principal general offices and manufacturing facilities:

   PLANT LOCATION
   --------------
        OWNED:                                         USE                                             FLOOR SPACE
   --------------                                      ---                                             -----------

Wilmington,           Wafer fabrication, components assembly and testing, engineering and             265,200 sq. ft.
Massachusetts         administrative offices

Wilmington,           Engineering, marketing and administrative offices                               108,000 sq. ft.
Massachusetts

Wilmington,           Components engineering, marketing and administrative offices                     65,500 sq. ft.
Massachusetts

Westwood,             Engineering and administrative offices                                          100,500 sq. ft.
Massachusetts

Limerick,             Wafer fabrication, wafer probe and testing, engineering and administrative      315,400 sq. ft.
Ireland               offices

Greensboro,           Components and board assembly and testing, engineering and administrative       122,600 sq. ft.
North Carolina        offices

Cavite, Philippines   Components assembly and testing, engineering and administrative offices         168,300 sq. ft.

Manila, Philippines   Components assembly and testing, engineering and administrative offices          75,300 sq. ft.

     PRINCIPAL                                                                                         LEASE
    ----------                                                                                       ----------
    PROPERTIES                                USE                                 FLOOR SPACE        EXPIRATION        RENEWALS
    ----------                                ---                                 -----------        ----------        --------
      LEASED:                                                                                       (FISCAL YEAR)
    ----------

Norwood,            Corporate headquarters, engineering, components testing,     129,900 sq. ft.         2007          3, five-yr.
Massachusetts       sales and marketing offices                                                                        periods

Cambridge,          Wafer fabrication, components testing and assembly           116,000 sq. ft.         2001          2, five-yr.
Massachusetts       engineering, marketing and administrative offices                                                  periods

Santa Clara,        Wafer fabrication, components assembly and testing,           72,800 sq. ft.         2002          3, five-yr.
California          engineering and administrative offices                                                             periods

Santa Clara,        Engineering and administrative offices                        43,500 sq. ft.         2002          3, five-yr.
California                                                                                                             periods

Sunnyvale,          Wafer fabrication                                             38,700 sq. ft.         2000          3, five-yr.
California                                                                                                             periods

Taipei,             Components testing, engineering and administrative offices    45,700 sq. ft.         2001          1, five to
Taiwan                                                                                                                 seven yr.
                                                                                                                       period

In addition to the principal leased properties listed in the previous table, the Company also leases sales offices and other premises at 28 locations in the United States and 37 locations overseas under operating lease agreements. These leases expire at various dates through the year 2030. The Company anticipates no difficulty in retaining occupancy of any of its manufacturing, office or sales facilities through lease renewals prior to expiration or through month-to-month occupancy, or in replacing them with equivalent facilities. For information concerning the Company's obligations under all operating and capital leases see
Note 10 in the Notes to the Company's Consolidated Financial Statements incorporated herein by reference to the 1999 Annual Report to Shareholders and filed herewith as part of Exhibit 13.2.

ITEM 3. LEGAL PROCEEDINGS

The information required by this item is set forth in Note 11 in the Notes to the Company's Consolidated Financial Statements incorporated herein by reference to the 1999 Annual Report to Shareholders and filed herewith as part of Exhibit 13.2.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the last quarter of the fiscal year ended October 30, 1999.

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

       EXECUTIVE OFFICER        AGE               POSITION                               BUSINESS EXPERIENCE
       -----------------        ---               --------                               -------------------

Ray Stata.......................65      Chairman of the Board                   Chairman of the Board since 1973; Chief
                                                                                Executive Officer from 1973 to November
                                                                                1996; President from 1971 to November
                                                                                1991.

Jerald G. Fishman...............54      President, Chief Executive Officer      Chief Executive Officer since November
                                        and Director                            1996; President and Director since
                                                                                November 1991; Executive Vice President
                                                                                from 1988 to November 1991; Group Vice
                                                                                President - Components from 1982 to
                                                                                1988.

Ross Brown......................55      Vice President, Human Resources         Vice President, Human Resources since
                                                                                May 1993; U.S. Personnel Manager for
                                                                                Digital Equipment Corp. from 1990 to
                                                                                1993; Senior Group Personnel Manager at
                                                                                Digital from 1986 to 1990.

Samuel H. Fuller................53      Vice President, Research and            Vice President, Research and Development
                                        Development                             since March 1998; Vice President of
                                                                                Research and Chief Scientist of Digital
                                                                                Equipment Corp. from 1983 to 1998.

Russell K. Johnsen..............45      Vice President and General Manager,     Vice President and General Manager,
                                        Communications Division                 Communications Division since May 1994;
                                                                                Vice President and General Manager,
                                                                                Analog Devices Semiconductor Division
                                                                                from November 1993 to May 1994; General
                                                                                Manager of the Wide Area Networks
                                                                                Division of National Semiconductor Corp.
                                                                                from 1992 to 1993.

Robert R. Marshall..............45      Vice President, Worldwide               Vice President, Worldwide Manufacturing
                                        Manufacturing                           since February 1994; Vice President,
                                                                                Manufacturing, Limerick Site, Analog
                                                                                Devices, B.V. - Limerick, Ireland from
                                                                                November 1991 to February 1994; Plant
                                                                                Manager, Analog Devices, B.V. -
                                                                                Limerick, Ireland from January 1991 to
                                                                                November 1991.

       EXECUTIVE OFFICER        AGE               POSITION                               BUSINESS EXPERIENCE
       -----------------        ---               --------                               -------------------


William A. Martin...............40      Treasurer                               Treasurer since March 1993; Assistant
                                                                                Treasurer from October 1991 to March
                                                                                1993; Manager of Treasury Finance from
                                                                                March 1987 to October 1991; Manager of
                                                                                International Treasury from October 1985
                                                                                to March 1987.

Robert McAdam...................49      Vice President and General Manager,     Vice President and General Manager,
                                        Standard Linear Products Division       Standard Linear Products Division since
                                                                                February 1994; Vice President and
                                                                                General Manager, Analog Devices, B.V. -
                                                                                Limerick, Ireland from January 1991 to
                                                                                February 1994; Product Line Manager,
                                                                                Analog Devices, B.V. - Limerick, Ireland
                                                                                from October 1988 to January 1991.

Brian P. McAloon................49      Vice President, Sales                   Vice President, Sales since May 1992;
                                                                                Vice President, Sales and Marketing -
                                                                                Europe and Southeast Asia from 1990 to
                                                                                1992; General Manager, Analog Devices,
                                                                                B.V. - Limerick, Ireland from 1987 to
                                                                                1990.

Joseph E. McDonough.............52      Vice President, Finance and Chief       Vice President, Finance and Chief
                                        Financial Officer                       Financial Officer since November 1991;
                                                                                Vice President since 1988 and Treasurer
                                                                                from 1985 to March 1993; Director of
                                                                                Taxes from 1983 to 1985.

Franklin Weigold................60      Vice President and General Manager,     Vice President and General Manager,
                                        Micromachined Products Division         Micromachined Products Division since
                                                                                November 1999; Vice President and
                                                                                General Manager, Transportation and
                                                                                Industrial Products Division since March
                                                                                1992; President and Chief Operating
                                                                                Officer of Unitrode from June 1990 to
                                                                                March 1992.


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

                                     FISCAL 1999              FISCAL 1998
                                 ------------------       ------------------
          PERIOD                  HIGH         LOW         HIGH         LOW
          ------                 ------      ------       ------      ------
     First Quarter               $32.25      $19.31       $33.56      $23.75
     Second Quarter              $38.38      $24.38       $39.63      $27.13
     Third Quarter               $51.00      $35.06       $39.00      $21.44
     Fourth Quarter              $60.44      $41.63       $24.38      $12.00

The Company's $60,000,000 credit agreement restricts the aggregate of all cash dividend payments declared or made subsequent to November 2, 1996 to an amount not exceeding $150,000,000 plus 50% of the consolidated net income of the Company for the period from November 3, 1996 through the end of the Company's then most recent fiscal quarter. At October 30, 1999 this amount was equal to $378,723,500. The Company has never paid any cash dividends on its Common Stock and currently has no intentions to do so.

The approximate number of holders of record of the Company's Common Stock at December 31, 1999 was 4,655. This number does not include shareholders for whom shares are held in a "nominee" or "street" name.

ITEM 6. SELECTED FINANCIAL DATA

(thousands except per share amounts)                1999          1998           1997           1996          1995
------------------------------------------------------------------------------------------------------------------
Statement of Operations data:
    Net sales.......................          $1,450,379    $1,230,571     $1,243,494     $1,193,786      $941,546
    Net income before cumulative
      effect of change in
      accounting principle..........                   -       119,488              -              -             -
    Cumulative effect of change
      in accounting principle.......                   -        37,080              -              -             -
    Net income after cumulative
      effective of change in
      accounting principle..........             196,819        82,408        178,219        171,901       119,270
    Net income per share:
      Basic.........................                1.16          0.51           1.13           1.12          0.79
      Diluted.......................                1.10          0.50           1.04           1.03          0.75

Pro forma amounts with the change
  in accounting principle related
  to revenue recognition applied
  retroactively:
    Net sales.......................                   -    $1,230,571     $1,214,602     $1,183,186             *
    Net income......................                   -       119,488        167,515        168,328             *
    Net income per share:
      Basic.........................                   -          0.74           1.06           1.10             *
      Diluted.......................                   -          0.71           0.98           1.01             *

Balance Sheet data:
    Total assets....................          $2,218,354    $1,861,730     $1,763,853     $1,508,272      $993,349
    Long-term debt and non-
      current obligations under
      capital leases................              16,214       340,758        348,852        353,666        80,000
------------------------------------------------------------------------------------------------------------------

    * Data was not available in sufficient detail to provide pro forma information for this year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated herein by reference to the "Management Analysis" set forth on pages 1 through 7 of the 1999 Annual Report to Shareholders and is filed herewith as part of Exhibit 13.1.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated herein by reference to the "Management Analysis" set forth on pages 1 through 7 of the 1999 Annual Report to Shareholders and is filed herewith as part of Exhibit 13.1.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated herein by reference to the Company's 1999 Annual Report to Shareholders under the headings "Financial Section - Consolidated Statements of Income, - Consolidated Balance Sheets, - Consolidated Statements of Stockholders' Equity, - Consolidated Statements of Cash Flows, - Notes to Consolidated Financial Statements, - Report of Ernst & Young LLP, Independent Auditors and - Supplementary Financial Information," and is filed herewith as Exhibit 13.2.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The response to this item is contained in part under the caption "EXECUTIVE OFFICERS OF THE COMPANY" in Part I hereof, and the remainder is contained in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on March 14, 2000 (the "2000 Proxy Statement") under the caption "Election of Directors," and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The response to this item is contained in the Company's 2000 Proxy Statement under the captions "Directors' Compensation," "Executive Compensation," and "Severance and Other Agreements," and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The response to this item is contained in the Company's 2000 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management," and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this item is contained in the Company's 2000 Proxy Statement under the caption "Transactions with Related Parties," and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1. FINANCIAL STATEMENTS

     The following consolidated financial statements are included in the Company's 1999 Annual Report to Shareholders and are incorporated herein by reference pursuant to Item 8:

         - Consolidated Statements of Income for the years ended October 30, 1999, October 31, 1998 and November 1, 1997
         -  Consolidated Balance Sheets as of October 30, 1999 and October 31,
            1998
         - Consolidated Statements of Stockholders' Equity for the years ended October 30, 1999, October 31, 1998 and November 1, 1997
         - Consolidated Statements of Cash Flows for the years ended October 30, 1999, October 31, 1998 and November 1, 1997

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

(a) 3. LISTING OF EXHIBITS

     EXHIBIT
        NO.                              DESCRIPTION
     -------                             -----------

       3.1 Restated Articles of Organization of Analog Devices, Inc., as amended, filed as an exhibit to the Company's quarterly report on Form 10-Q (Commission File No. 1-7819) for the quarterly period January 30, 1999 as filed with the Commission on March 15, 1999 and incorporated herein by reference.

       3.2 By-laws of Analog Devices, Inc., as amended, filed as an exhibit to the Company's annual report on Form 10-K (Commission File No. 1-7819) for the fiscal year ended November 1, 1997, as filed with the Commission on January 28, 1998 and incorporated herein by reference.

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

     * 4.3 Analog Devices, Inc. Deferred Compensation Plan, filed as an exhibit to a Form S-8 filed on December 8, 1995 and incorporated herein by reference, as amended by Amendment No. 1 and Amendment No. 2, filed as Exhibits to Post-Effective Amendment No. 1 to Form S-8 filed on April 15, 1997, and Amendment No. 3, filed as an Exhibit to Post-Effective Amendment No. 2 to Form S-8 filed on November 12, 1997.

   EXHIBIT
      NO.                                DESCRIPTION
   -------                               -----------

       4.4 Rights Agreement, dated as of March 18, 1998 between Analog Devices Inc. and BankBoston, N.A., as Rights Agent, filed as an exhibit and incorporated herein by reference to Analog Devices Inc.'s Registration Statement on Form 8-K (File No. 001-07819) filed on March 19, 1998, as amended by Amendment No. 1 filed as an exhibit to the Registrant's Form 8-K/A (File No. 001-07819) filed on November 11, 1999 and incorporated herein by reference.

   *+ 10.1       Bonus Plan of Analog Devices, Inc.

   *  10.2       1991 Restricted Stock Plan of Analog Devices, Inc., filed as an exhibit to the Company's Form 10-K for the fiscal year ended
                 November 1, 1997 and incorporated herein by reference.

   *  10.3       1998 Stock Option Plan of Analog Devices Inc., filed on
                 February 6, 1998 as an appendix to the Registrant's Definitive
                 Proxy Statement on Schedule 14A and incorporated herein by reference.

   *  10.4       Restated 1988 Stock Option Plan of Analog Devices, Inc., filed as an exhibit to the Company's Form 10-Q for the fiscal quarter ended May 3, 1997 and incorporated herein by reference.

   *  10.5       1989 Director Stock Option Plan of Analog Devices, Inc., as
                 amended, filed as an exhibit to the Company's Form 10-K for the fiscal year ended November 2, 1996 and incorporated herein by reference.

   *  10.6       1992 Director Option Plan of Analog Devices, Inc., filed as an exhibit to the Company's Form 10-K for the fiscal year ended
                 November 1, 1997 and incorporated herein by reference.

   *  10.7       1994 Director Option Plan of Analog Devices, Inc., as amended, filed as an exhibit to the Company's Form 10-Q for the fiscal quarter ended February 1, 1997 and incorporated herein by reference, as amended by Amendment No. 2, filed as an exhibit to the Registrant's Form S-8 (File No. 333-47789) filed on
                 March 11, 1998 and incorporated herein by reference.

      10.8 Amended and restated lease agreement dated May 1, 1992 between Analog Devices, Inc. and the trustees of Everett Street Trust relating to the premises at 3 Technology Way, Norwood, Massachusetts, filed as an exhibit to the Company's Form 10-K for the fiscal year ended November 1, 1997 and incorporated herein by reference.

   +  10.9       Guaranty dated as of May 1, 1994 between Analog Devices, Inc.
                 and Metropolitan Life Insurance Company relating to the premises at 3 Technology Way, Norwood, Massachusetts.

   + 10.10 Letter Agreement dated as of May 18, 1994 between Analog Devices, Inc. and Metropolitan Life Insurance Company relating to the premises at 3 Technology Way, Norwood, Massachusetts.

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

    EXHIBIT
       NO.                                DESCRIPTION
    -------                               -----------

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

   +  10.15      Credit Agreement dated as of March 12, 1993 among Analog
                 Devices, Inc. and Morgan Guaranty Trust Company of New York,
                 Bank of America National Trust and Savings Association,
                 Continental Bank, N.A., The First National Bank of Boston and
                 Morgan Guaranty Trust Company of New York, as Agent.

   +  10.16      Amendment No. 1 dated as of May 18, 1993 to the Company's
                 Credit Agreement dated March 12, 1993.

      10.17 Amendment No. 2 dated as of September 8, 1994 to the Company's Credit Agreement dated March 12, 1993, filed as an exhibit to the Company's Form 10-K for the fiscal year ended October 29, 1994 and incorporated herein by reference.

      10.18 Amendment No. 3 dated as of October 25, 1996 to the Company's Credit Agreement dated March 12, 1993, filed as an exhibit to the Company's Form 10-K for the fiscal year ended November 2, 1996 and incorporated herein by reference.

   *  10.19      Form of Employee Retention Agreement, as amended, filed as an exhibit to the Company's Form 10-K for the fiscal year ended
                 November 1, 1997 and incorporated herein by reference.

   *+ 10.20 Employee Change in Control Severance Policy of Analog Devices, Inc., as amended.

   *+ 10.21 Senior Management Change in Control Severance Policy of Analog Devices, Inc., as amended.

   *  10.22      Description of Consulting Arrangement between Analog Devices,
                 Inc. and John L. Doyle, filed as an exhibit to the Company's
                 Form 10-K for the fiscal year ended November 2, 1996 and incorporated herein by reference.

   *  10.23      Letter agreement between Analog Devices, Inc. and Jerald G.
                 Fishman dated December 15, 1994 relating to acceleration of stock options and restricted stock awards upon termination of employment, filed as an exhibit to the Company's Form 10-K for the fiscal year ended October 29, 1994 and incorporated herein by reference.

   ** 10.24 Option Agreement dated as of May 16, 1995 between Analog Devices B.V. and Taiwan Semiconductor Manufacturing Company, Ltd., filed as an exhibit to the Company's Form 10-Q for the fiscal quarter ended July 29, 1995 and incorporated herein by reference.

   ** 10.25 Wafer Production Agreement dated as of May 16, 1995 between Taiwan Semiconductor Manufacturing Company, Ltd. and Analog Devices B.V., filed as an exhibit to the Company's Form 10-Q for the fiscal quarter ended July 29, 1995 and incorporated herein by reference.

    EXHIBIT
       NO.                                DESCRIPTION
    -------                               -----------

       10.26 Lease Agreement dated June 16, 1995 between Analog Devices, Inc. and Ferrari Brothers, relating to the premises at 610 Weddell Drive, Sunnyvale, California, filed as an exhibit to the Company's Form 10-K for the fiscal year ended November 2, 1996 and incorporated herein by reference.

       10.27 Lease amendment dated March 1, 1996 to the Lease Agreement dated June 16, 1995 between Analog Devices, Inc. and Ferrari Brothers, relating to premises located at 610 Weddell Drive, Sunnyvale, California, filed as an exhibit to the Company's Form 10-Q for the fiscal quarter ended May 4, 1996 and incorporated herein by reference.

   **  10.28     Manufacturing Agreement dated as of March 17, 1995 between
                 Chartered Semiconductor Manufacturing Pte. Ltd. and Analog
                 Devices B.V., filed as an exhibit to the Company's Form 10-Q for the fiscal quarter ended February 3, 1996 and incorporated herein by reference.

  ***+ 10.29     Deposit Agreement dated October 1, 1999 between Chartered
                 Semiconductor Manufacturing Pte. Ltd. and Analog Devices, Inc.

       10.30 Lease Agreement dated February 8, 1996 between Analog Devices, Inc. and Massachusetts Institute of Technology, relating to premises located at 21 Osborn Street, Cambridge, Massachusetts, filed as an exhibit to the Company's Form 10-Q for the fiscal quarter ended February 3, 1996 and incorporated herein by reference.

   **  10.31     Amended and Restated Limited Liability Company Agreement of
                 WaferTech, LLC, a Delaware limited liability company, dated as of August 9, 1996, filed as Exhibit 10.47 to the Form 10-Q of
                 Altera Corporation (File No. 0-16617) for the fiscal quarter ended June 30, 1996, and incorporated herein by reference.

   **  10.32     Purchase Agreement by and between Taiwan Semiconductor
                 Manufacturing Co., Ltd., as seller and Analog Devices, Inc.,
                 Altera Corporation and Integrated Silicon Solutions, Inc., as buyers dated as of June 25, 1996, filed as Exhibit 10.48 to the Form 10-Q of Altera Corporation (File No. 0-16617) for the fiscal quarter ended June 30, 1996, and incorporated herein by reference.

   *   10.33     Trust Agreement for Deferred Compensation Plan, filed as an exhibit to the Company's Post Effective Amendment No. 2 to Form
                 S-3 filed November 12, 1997 and incorporated herein by reference.

       10.34 Lease agreement dated September 19, 1996 between Ren Min Company Limited and Analog Devices Taiwan, Limited relating to the premises at Five-Kung-Five Road, Taipei, Taiwan, filed as an exhibit to the Company's Form 10-K for the fiscal year ended November 1, 1997 and incorporated herein by reference.

   +    13.1     Management Analysis corresponding to pages 1 through 7 of the
                 1999 Annual Report to Shareholders, for the fiscal year ended
                 October 30, 1999.

   +    13.2     Financial Statements and Notes thereto, Report of Ernst & Young
                 LLP, Independent Auditors and Supplementary Financial
                 Information, corresponding to pages 8 through 33 of the 1999
                 Annual Report to Shareholders, for the fiscal year ended
                 October 30, 1999.

   +      21     Subsidiaries of the Company.

   +      23     Consent of Ernst & Young LLP.

    EXHIBIT
       NO.                                DESCRIPTION
    -------                               -----------

   +      27     Financial Data Schedule.


-----------------
* Management contracts and compensatory plan or arrangements required to be filed as an Exhibit pursuant to Item 14(c) of Form 10-K.

** Confidential treatment has been granted as to certain portions of these Exhibits.

*** Confidential Materials omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

+     Filed Herewith.

(b)   REPORTS ON FORM 8-K

      The Company filed no reports on Form 8-K with the Securities and Exchange Commission during the fiscal quarter ended October 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ANALOG DEVICES, INC.
(Registrant)

By: /s/ Jerald G. Fishman                       By: /s/ Joseph E. McDonough
    --------------------------------                ----------------------------
    Jerald G. Fishman                               Joseph E. McDonough
    President                                       Vice President-Finance
    Chief Executive Officer                         and Chief Financial Officer
    and Director                                    (Principal Financial and
    (Principal Executive Officer)                   Accounting Officer)


Date: January 28, 2000                          Date: January 28, 2000
      ------------------------------                  --------------------------


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


           NAME                      TITLE                         DATE
           ----                      -----                         ----

/s/ Ray Stata                 Chairman of the Board          January 28, 2000
---------------------------                                  ----------------
    Ray Stata

/s/ Jerald G. Fishman              President,                January 28, 2000
---------------------------  Chief Executive Officer         ----------------
    Jerald G. Fishman             and Director

/s/ John L. Doyle                   Director                 January 28, 2000
---------------------------                                  ----------------
    John L. Doyle

/s/ Charles O. Holliday             Director                 January 28, 2000
---------------------------                                  ----------------
    Charles O. Holliday

/s/ Joel Moses                      Director                 January 28, 2000
---------------------------                                  ----------------
    Joel Moses

/s/ F. Grant Saviers                Director                 January 28, 2000
---------------------------                                  ----------------
    F. Grant Saviers

/s/ Lester C. Thurow                Director                 January 28, 2000
---------------------------                                  ----------------
    Lester C. Thurow

                              ANALOG DEVICES, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

       YEARS ENDED OCTOBER 30, 1999, OCTOBER 31, 1998 AND NOVEMBER 1, 1997
                                   (THOUSANDS)

                                                  BALANCE AT         ADDITION                      BALANCE AT
                                                 BEGINNING OF       CHARGED TO                       END OF
DESCRIPTION                                         PERIOD       INCOME STATEMENT    DEDUCTIONS      PERIOD
-----------                                      ------------    ----------------    ----------    ----------

ACCOUNTS RECEIVABLE RESERVES AND ALLOWANCES:

Year ended November 1, 1997                        $14,785            $25,456          $   234       $40,007
                                                   =======            =======          =======       =======
Year ended October 31, 1998                        $40,007            $ 3,023          $10,698*      $32,332
                                                   =======            =======          =======       =======
Year ended October 30, 1999                        $32,332            $   313          $18,407       $14,238
                                                   =======            =======          =======       =======

    * Amount reflects reclassification of certain reserves from accounts receivable to accrued liabilities made in connection with the Company's accounting change (see Notes 2(m) and 5 to the consolidated financial statements).