Form 10-Q
period 2000-01-29
ANALOG DEVICES INC
filed 2000-03-13
CIK 6281

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 (MARK ONE)
    [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTERLY PERIOD ENDED JANUARY 29, 2000

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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO

     The number of shares outstanding of each of the issuer's classes of Common Stock as of February 28, 2000 was 176,908,583 shares of Common Stock.



================================================================================

                                     PART I
                              FINANCIAL INFORMATION



ITEM 1.     FINANCIAL STATEMENTS

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(thousands except per share amounts)


                                                                    Three Months Ended
                                                                    ------------------
                                                           January 29, 2000     January 30, 1999
                                                           ----------------     ----------------

Net sales                                                     $   490,277          $   300,500

Cost of sales                                                     225,087              162,805
                                                              -----------          -----------

Gross margin                                                      265,190              137,695

Operating expenses:
      Research and development                                     83,012               52,584
      Selling, marketing, general and
        administrative                                             64,524               46,181
                                                              -----------          -----------

Operating income                                                  117,654               38,930

Equity in loss of WaferTech                                            --                1,149

Nonoperating (income) expense, net                                 (9,411)                 420
                                                              -----------          -----------

Income before income taxes                                        127,065               37,361

Provision for income taxes                                         34,058                7,467
                                                              -----------          -----------

Net income                                                    $    93,007          $    29,894
                                                              ===========          ===========

Shares used to compute earnings per share - basic                 174,676              159,572
                                                              ===========          ===========
Shares used to compute earnings per share - diluted               187,229              176,857
                                                              ===========          ===========

Earnings per share - basic                                          $0.53                $0.19
                                                              ===========          ===========
Earnings per share - diluted                                        $0.50                $0.18
                                                              ===========          ===========


See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands)


Assets                                                            January 29, 2000    October 30, 1999      January 30, 1999
                                                                  ----------------    ----------------      ----------------

Cash and cash equivalents                                             $    409,516       $    355,891        $    332,403
Short-term investments                                                     485,706            406,553             129,670
Accounts receivable, net                                                   301,972            267,127             213,727
Inventories:
    Raw materials                                                           13,176             13,735              24,964
    Work in process                                                        157,655            150,427             148,897
    Finished goods                                                          79,353             84,774              96,475
                                                                      ------------       ------------        ------------
                                                                           250,184            248,936             270,336
Deferred tax assets                                                         99,300             89,780              98,000
Prepaid expenses                                                            12,283             10,823              14,638
                                                                      ------------       ------------        ------------
    Total current assets                                                 1,558,961          1,379,110           1,058,774
                                                                      ------------       ------------        ------------

Property, plant and equipment, at cost:
    Land and buildings                                                     171,977            166,130             159,617
    Machinery and equipment                                              1,116,344          1,088,939           1,043,087
    Office equipment                                                        76,355             74,530              71,033
    Leasehold improvements                                                 110,953            108,530             103,989
                                                                      ------------       ------------        ------------
                                                                         1,475,629          1,438,129           1,377,726

Less accumulated depreciation and amortization                             826,844            795,323             696,475
                                                                      ------------       ------------        ------------
    Net property, plant and equipment                                      648,785            642,806             681,251
                                                                      ------------       ------------        ------------

Investments                                                                199,070            119,301              88,511
Intangible assets, net                                                      35,337             30,563              15,115
Other assets                                                                47,180             46,574              50,902
                                                                      ------------       ------------        ------------
    Total other assets                                                     281,587            196,438             154,528
                                                                      ------------       ------------        ------------
                                                                      $  2,489,333       $  2,218,354        $  1,894,553
                                                                      ============       ============        ============


See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands)


Liabilities and Stockholders' Equity                              January 29, 2000     October 30, 1999     January 30, 1999
                                                                  ----------------     ----------------     ----------------

Short-term borrowings and current
  portion of long-term debt                                           $     84,810       $     82,344        $      2,333
Obligations under capital leases                                            14,089             14,717              14,386
Accounts payable                                                           125,027            103,368              58,000
Deferred income on shipments to distributors                               113,523            100,788             101,797
Income taxes payable                                                       106,319             66,761              57,373
Accrued liabilities                                                        121,864            111,285              79,369
                                                                      ------------       ------------        ------------
      Total current liabilities                                            565,632            479,263             313,258
                                                                      ------------       ------------        ------------

Long-term debt                                                                   -                  -             309,871
Non-current obligations under capital leases                                13,218             16,214              27,150
Deferred income taxes                                                       62,600             40,002              33,000
Other non-current liabilities                                              101,538             66,844              45,119
                                                                      ------------       ------------        ------------
      Total non-current liabilities                                        177,356            123,060             415,140
                                                                      ------------       ------------        ------------

Commitments and Contingencies

Stockholders' equity:
    Preferred stock, $1.00 par value, 471,934 shares authorized,
      none outstanding                                                          --                 --                  --
    Common stock, $.16 2/3 par value, 600,000,000 shares
      authorized, 179,361,743 shares issued
      (178,049,189 in October 1999 and 164,684,927
      in January 1999)                                                      29,893             29,675              27,448
Capital in excess of par value                                             538,274            523,106             254,788
Retained earnings                                                        1,203,818          1,110,811             944,265
Accumulated other comprehensive income                                      38,488             12,209               7,397
                                                                      ------------       ------------        ------------
                                                                         1,810,473          1,675,801           1,233,898
Less 3,213,403 shares in treasury, at cost (3,161,774
    in October 1999 and 3,763,903 in January 1999)                          64,128             59,770              67,743
                                                                      ------------       ------------        ------------
      Total stockholders' equity                                         1,746,345          1,616,031           1,166,155
                                                                      ------------       ------------        ------------
                                                                      $  2,489,333       $  2,218,354        $  1,894,553
                                                                      ============       ============        ============


See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(thousands)

                                                                                            Three Months Ended
                                                                                            ------------------
                                                                                   January 29, 2000     January 30, 1999
                                                                                   ----------------     ----------------
OPERATIONS
Cash flows from operations:
    Net income                                                                        $    93,007          $    29,894
    Adjustments to reconcile net income
      to net cash provided by operations:
        Depreciation and amortization                                                      35,872               35,156
        Equity in loss of WaferTech, net of dividends                                          --                1,149
        Deferred income taxes                                                             (10,011)               1,335
        Other non-cash expense                                                                440                1,165
        Changes in operating assets and liabilities                                        45,199              (10,342)
                                                                                      -----------          -----------
    Total adjustments                                                                      71,500               28,463
                                                                                      -----------          -----------
Net cash provided by operations                                                           164,507               58,357
                                                                                      -----------          -----------

INVESTMENTS
Cash flows from investments:
    Purchase of short-term investments
      available for sale                                                                 (207,486)            (110,659)
    Maturities of short-term investments
      available for sale                                                                  128,333               22,564
    Payments for acquisitions, net of cash acquired                                        (1,176)                  --
    Change in long-term investments                                                           348              105,601
    Additions to property, plant and equipment, net                                       (40,677)             (12,293)
    (Increase) decrease in other assets                                                    (1,713)               2,403
                                                                                      -----------          -----------
Net cash (used for) provided by investments                                              (122,371)               7,616
                                                                                      -----------          -----------

FINANCING ACTIVITIES
Cash flows from financing activities:
    Proceeds from employee stock plans                                                      9,981                4,820
    Payments on capital lease obligations                                                  (3,622)              (3,503)
    Net increase in variable rate borrowings                                                2,488                2,030
                                                                                      -----------          -----------
Net cash provided by financing activities                                                   8,847                3,347
                                                                                      -----------          -----------
Effect of exchange rate changes on cash                                                     2,642                 (248)
                                                                                      -----------          -----------

Net increase in cash and cash equivalents                                                  53,625               69,072
Cash and cash equivalents at beginning of period                                          355,891              263,331
                                                                                      -----------          -----------
Cash and cash equivalents at end of period                                            $   409,516          $   332,403
                                                                                      ===========          ===========

See accompanying notes.

Analog Devices, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended January 29, 2000
(all tabular amounts in thousands except per share amounts)


Note 1 - In the opinion of management, the information furnished in the accompanying condensed consolidated financial statements reflects all normal recurring adjustments that are necessary to fairly state the results for this interim period and should be read in conjunction with the Company's Annual Report to Stockholders on Form 10-K for the fiscal year ended October 30, 1999 (1999 Annual Report).

Note 2 - Certain amounts reported in the previous year have been reclassified to conform to the 2000 presentation.

Note 3 - Additional Cash Flow Statement Information

During the first quarter of fiscal 2000, the Company's non-cash investing activities consisted of approximately $46 million of unrealized gains on available-for-sale securities.

Note 4 - Comprehensive Income

Total comprehensive income, i.e., net income plus available-for-sale securities valuation adjustments and currency translation adjustments to stockholders' equity, for the first quarters of fiscal 2000 and fiscal 1999 was $119 million and $31 million, respectively.

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

                                                                                            Three Months Ended
                                                                                            ------------------
                                                                                    January 29, 2000      January 30, 1999
                                                                                    ----------------      ----------------
Basic:
    Net income                                                                         $   93,007            $   29,894
                                                                                       ==========            ==========
    Weighted shares outstanding                                                           174,676               159,572
                                                                                       ==========            ==========
    Earnings per share                                                                      $0.53                 $0.19
                                                                                       ==========            ==========

Diluted:
    Net income                                                                         $   93,007            $   29,894
    Interest related to convertible subordinated notes, net of tax                             --                 1,425
                                                                                       ----------            ----------
    Earnings available for common stock                                                $   93,007            $   31,319
                                                                                       ==========            ==========
    Weighted shares outstanding                                                           174,676               159,572
    Assumed exercise of common stock equivalents                                           12,553                 6,307
    Assumed conversion of subordinated notes                                                   --                10,978
                                                                                       ----------            ----------
    Weighted average common and common equivalent shares                                  187,229               176,857
                                                                                       ==========            ==========
    Earnings per share                                                                      $0.50                 $0.18
                                                                                       ==========            ==========

Note 6 - Investments

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

Note 7 - Convertible Debt

As of March 11, 1999 the Company had converted $229,967,000 of the $230 million principal amount of its 3 1/2% Convertible Subordinated Notes (Notes) due 2000 into an aggregate of 10,983,163 shares of the Company's common stock, and the remaining Notes were redeemed by a cash payment of $33,000. This conversion did not have an impact on diluted earnings per share.

Note 8 - Acquisitions

During the second quarter of fiscal 1999, the Company acquired two DSP tools companies, White Mountain DSP, Inc. of Nashua, New Hampshire and Edinburgh Portable Compilers Limited, of Edinburgh, Scotland. The total cost of these acquisitions was approximately $21 million in cash and $2 million in common stock of the Company, with additional contingent cash consideration up to a maximum of $10 million (to be accounted for as additional goodwill) payable if the acquired companies achieve certain revenue and operational objectives. As of January 29, 2000, approximately $3 million of contingent consideration had been paid. These acquisitions were accounted for as purchases. The excess of the purchase price over the fair value of assets acquired was allocated to existing technology, workforce in place, and tradenames, which are being amortized over periods ranging from six to ten years and goodwill which is being amortized on the straight-line basis over ten years. In connection with these acquisitions, the Company recorded a charge of $5.1 million for the write-off of in-process research and development.

Note 9 - Segment Information

The Company operates in two segments: the design, manufacture and marketing of a broad range of integrated circuits, which comprises approximately 97% of the Company's revenue, and the design, manufacture and marketing of a range of assembled products, which accounts for the remaining 3% of the Company's revenue. Effectively, the Company operates in one reportable segment.

Note 10 - New Accounting Standard

Effective October 31, 1999, the Company adopted Statement of Position 98-1, (SOP 98-1), "Accounting for the Cost of Computer Software Developed for or Obtained for Internal Use." The adoption of SOP 98-1 did not have a material impact on the results of operations or financial position.

Note 11 - Subsequent Event

On February 15, 2000, the Company's Board of Directors approved a 2-for-1 split of the Company's common stock. Stockholders will receive one additional share for every share held on the record date of February 28, 2000. The split will take effect on March 15, 2000, and accordingly has not been reflected in the accompanying condensed consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management Analysis for the fiscal year ended October 30, 1999, contained in the Company's 1999 Annual Report.

The following discussion and analysis may contain forward-looking statements. Such statements are subject to certain risks and uncertainties, including those discussed below or in the Company's 1999 Annual Report, which could cause actual results to differ materially from the Company's expectations. Readers are cautioned not to place undue reliance on any forward-looking statements, as they reflect management's analysis only as of the date hereof. The Company undertakes no obligation to release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations

Net sales for the first quarter of fiscal 2000 were $490 million, an increase of $190 million, or 63%, over the first quarter of fiscal 1999. Analog IC product sales grew by 58% and DSP IC product sales grew by 87% over the same quarter last year. Sales to OEM customers increased 72% over the first quarter of fiscal 1999. Sales into the distribution channel increased 50% over the same quarter last year. Sales increased in all end-markets with particularly strong growth in communications and computing markets. Sales increases in these markets were driven by growth in demand for high-speed access to the Internet and wireless communications as well as increased demand for the Company's power management and imaging products.

Sales increased in all geographic regions with the largest increases occurring in North America and Europe. International sales for the first quarter of fiscal 2000 were 56% of sales compared with 53% of sales in the same period of fiscal 1999.

The gross margin for the first quarter of fiscal 2000 was 54.1%, an improvement of 830 basis points from the 45.8% gross margin realized in the first quarter of fiscal 1999. The improvement in gross margin was primarily due to the favorable effect of fixed costs allocated across a higher sales base and improved manufacturing efficiencies at the Company's fabrication, assembly and test facilities.

Research and development (R&D) expenses were $83 million for the three months ended January 29, 2000 compared to $53 million for the corresponding period of fiscal 1999. As a percentage of sales, R&D spending decreased during the first quarter of fiscal 2000 to 16.9%, down from 17.5% in the first quarter of fiscal 1999. The percentage decline came about despite increases in absolute dollar terms of investments in communications products to respond to opportunities in expanding markets. The Company believes that a continued commitment to research and development is essential in order to further exploit existing product offerings and to provide innovative new product offerings. As a result, the Company expects to continue to make significant R&D investments in the future.

Selling, marketing, general and administrative (SMG&A) expenses for the first quarter of fiscal 2000 were $65 million, an increase of $19 million from the $46 million reported for the first quarter of fiscal 1999. As a percentage of sales, SMG&A decreased from 15.4% for the first quarter of fiscal 1999 to 13.2% for the first quarter of fiscal 2000 as a result of continued spending constraints partially offset by provisions for increased bonus payments due to improved operating results.

The combination of higher sales, higher gross margins and a reduction in operating expense ratios provided strong operating leverage which improved the operating margin to 24% of sales, compared to 13% in the first quarter of fiscal 1999.

The effective income tax rate increased to 27% for the first quarter of fiscal 2000 from 20% for the first quarter of fiscal 1999 primarily due to a shift in the mix of worldwide profits.

Liquidity and Capital Resources

At January 29, 2000, cash, cash equivalents and short-term investments totaled $895 million, an increase of $133 million from the fourth quarter of 1999 and $433 million from the first quarter of fiscal 1999. The increase in cash, cash equivalents and short-term investments was primarily due to operating cash inflows of $165 million, partially offset by increased capital expenditures.

Accounts receivable totaled $302 million at the end of the first quarter of fiscal 2000, an increase of $35 million from the fourth quarter of fiscal 1999 and $88 million from the first quarter of fiscal 1999 due to higher sales levels. The Company's days sales outstanding improved from 65 days at January 30, 1999 to 56 days at January 29, 2000.

Inventories of $250 million at January 29, 2000 were relatively flat compared to the fourth quarter of fiscal 1999 and $20 million lower than the end of the first quarter of fiscal 1999. The decrease in year over year inventory levels is due to increased levels of demand in the first quarter of fiscal 2000.

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

Net additions to property, plant and equipment of $41 million for the first quarter of fiscal 2000 were funded with a combination of cash on hand and cash generated from operations. Capital spending in the first quarter of fiscal 2000 increased significantly over the $12 million spent in the first quarter of fiscal 1999, and was primarily attributable to the expansion of manufacturing capability to meet current sales growth. The Company currently expects that total capital expenditures for fiscal 2000 will be between $250 million and $275 million.

At January 29, 2000, the Company's principal sources of liquidity were $895 million of cash and cash equivalents and short-term investments. In addition, the Company has various lines of credit both in the U.S. and overseas, including a $60 million credit facility in the U.S., which expires in October 2000, all of which were substantially unused at January 29, 2000.

The Company believes that its existing sources of liquidity and cash expected to be generated from future operations, together with current and anticipated available long-term financing, will be sufficient to fund operations, capital expenditures and research and development efforts for the foreseeable future.

Factors That May Affect Future Results

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

The Company's success depends in part on its continued ability to develop and market new products. There can be no assurance that the Company will be able to develop and introduce new products in a timely manner or that such products, if developed, will achieve market acceptance. In addition, the Company's growth is dependent on its continued ability to penetrate new markets where the Company has limited experience and competition is intense. There can be no assurance that the markets being served by the Company will grow in the future; that the Company's existing and new products will meet the requirements of such markets; that the Company's products will achieve customer acceptance in such markets; that competitors will not force prices to an unacceptably low level or take market share from the Company; or that the Company can achieve or maintain profits in these markets. Also, some of the Company's customers in these markets are less well established which could subject the Company to increased credit risk.

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

The cyclical nature of the industry has resulted in sustained or short-term periods when demand for the Company's products has increased or decreased rapidly. The semiconductor industry and the Company have experienced a period of rapid increases in demand during fiscal 1999 and the first quarter of fiscal 2000. The Company has increased its manufacturing capacity over the past three years through both expansion of its production facilities and increased access to third-party foundries. However, the Company cannot be sure that it will not encounter unanticipated production problems at either its own facilities or at third-party foundries, or that the increased capacity will be sufficient to satisfy demand for its products. The Company relies, and plans to continue to rely, on assembly and test subcontractors and on third-party wafer fabricators to supply most of its wafers that can be manufactured using industry-standard digital processes. Such reliance involves several risks, including reduced control over delivery schedules, manufacturing yields and costs. In addition, the Company's capacity additions resulted in a significant increase in operating expenses. If revenue levels are not sufficient to offset these additional expense levels, the Company's future operating results could be adversely affected. In addition, asset values could be impaired if the additional capacity is underutilized for an extended period of time. Also, noncompliance with "take or pay" covenants in certain of its supply agreements could adversely impact operating results. The Company believes that other semiconductor manufacturers have expanded their production capacity over the past several years, and there can be no assurance that the expansion by the Company and its competitors will not lead to overcapacity in the Company's target markets, which could lead to price erosion that would adversely affect the Company's operating results. In addition, the Company and many companies in the semiconductor industry, rely on internal manufacturing capacity located in California and Taiwan as well as wafer fabrication foundries in Taiwan and other subcontractors in geologically unstable locations around the world. Such reliance involves risks associated with the impact of earthquakes on the Company and the semiconductor industry including temporary loss of capacity, availability and cost of key raw materials and equipment, and availability of key services including transport.

In the first quarter of fiscal 2000, 56% of the Company's revenues were derived from customers in international markets. The Company has manufacturing facilities outside the U.S. in Ireland, the Philippines and Taiwan. The Company also has a supply agreement that includes "take or pay" covenants with a supplier located in Southeast Asia (SEA) and as part of this arrangement, the Company has $18 million on deposit as well as a $73 million investment in the common stock of the supplier. In addition to being exposed to the ongoing economic cycles in the semiconductor industry, the Company is also subject to the economic and political risks inherent in international operations, including the risks associated with the ongoing uncertainties in many developing economies around the world. These risks include air transportation disruptions, expropriation, currency controls and changes in currency exchange rates, tax and tariff rates and freight rates. Although the Company engages in certain hedging transactions to reduce its exposure to currency exchange rate fluctuations, there can be no assurance that the Company's competitive position will not be adversely affected by changes in the exchange rate of the U.S. dollar against other currencies.

The semiconductor industry is characterized by frequent claims and litigation involving patent and other intellectual property rights. The Company has from time to time received, and may in the future receive, claims from third parties asserting that the Company's products or processes infringe their patents or other intellectual property rights. In the event a third party makes a valid intellectual property claim and a license is not available on commercially reasonable terms, the Company's operating results could be materially and adversely affected. Litigation may be necessary to enforce patents or other intellectual property rights of the Company or to defend the Company against claims of infringement, and such litigation can be costly and divert the attention of key personnel. See the Company's 1999 Annual Report for information concerning certain pending litigation involving the Company. An adverse outcome in such litigation may, in certain cases, have a material adverse effect on the Company's consolidated financial position or on its consolidated results of operations or cash flows in the period in which the litigation is resolved.

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

Year 2000

Over the past several years the Company made significant investments in new manufacturing, financial and operating hardware and software. These investments were made to support the growth of its operations; however, the by-product of this effort was that the Company had Year 2000 compliant hardware and software running on many of its major platforms. The Company established a task force to evaluate the remaining systems and equipment and upgrade or replace systems that were not Year 2000 compliant. The cost of this effort, which commenced at the beginning of fiscal 1998 and continued through fiscal 1999, was approximately $10 million.

The Company's computer systems and equipment did not experience any significant disruptions as a result of the advent of the Year 2000. However, there may be latent problems that surface at key dates or events in the future. The Company has not experienced, and does not anticipate, any significant problems related to the transition to the Year 2000. Furthermore, the Company does not anticipate any significant expenditure in the future related to Year 2000 compliance.


ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated herein by reference to the "Management Analysis" set forth on pages 1 through 7 of the 1999 Annual Report to Shareholders.

                           PART II - OTHER INFORMATION
                              ANALOG DEVICES, INC.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) See Exhibit Index.
    (b) Report on Form 8-K
        Form 8-K/A, dated November 19, 1999, reporting Amendment No. 1 to a Rights Agreement between the Company and BankBoston, N.A., as Rights Agent.

        Items 1, 2, 3, 4 and 5 of PART II are not applicable and have been omitted.

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



                                        ANALOG DEVICES, INC.
                                        --------------------
                                            (Registrant)



Date:   March 13, 2000                  By: /s/ Jerald G. Fishman
                                           ---------------------------------
                                           Jerald G. Fishman
                                           President and
                                           Chief Executive Officer
                                           (Principal Executive Officer)


Date:   March 13, 2000                  By: /s/ Joseph E. McDonough
                                           ---------------------------------
                                           Joseph E. McDonough
                                           Vice President-Finance
                                           and Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)

                                  EXHIBIT INDEX
                              ANALOG DEVICES, INC.

Item

27       Financial Data Schedule