Form 10-Q
period 2000-04-29
ANALOG DEVICES INC
filed 2000-06-12
CIK 6281

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  (MARK ONE)
    [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTERLY PERIOD ENDED APRIL 29, 2000
                                         OR
    [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM_______________ TO ____________

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

                             ----------------------



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     The number of shares outstanding of each of the issuer's classes of Common Stock as of May 27, 2000 was 355,239,991 shares of Common Stock.



================================================================================

                                     PART I
                              FINANCIAL INFORMATION



ITEM 1.     FINANCIAL STATEMENTS

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(thousands except per share amounts)


                                                                                 Three Months Ended
                                                                         ----------------------------------
                                                                         April 29, 2000         May 1, 1999
                                                                         --------------         -----------
Net sales                                                                  $   580,995          $   340,067

Cost of sales                                                                  257,184              176,435
                                                                           -----------          -----------

Gross margin                                                                   323,811              163,632

Operating expenses:
      Research and development                                                  90,702               61,899
      Write-off of purchased in-process research and development                     -                5,140
      Selling, marketing, general and
        administrative                                                          71,073               49,167
                                                                           -----------          -----------
                                                                               161,775              116,206

Operating income                                                               162,036               47,426

Nonoperating (income) expense, net                                             (12,324)              (3,278)
                                                                           -----------          -----------

Income before income taxes                                                     174,360               50,704

Provision for income taxes                                                      52,308               11,598
                                                                           -----------          -----------

Net income                                                                 $   122,052          $    39,106
                                                                           ===========          ===========

Shares used to compute earnings per share - basic                              352,706              334,024
                                                                               =======              =======
Shares used to compute earnings per share - diluted                            382,321              361,396
                                                                               =======              =======

Earnings per share - basic                                                      $0.35                 $0.12
                                                                                =====                 =====
Earnings per share - diluted                                                    $0.32                 $0.11
                                                                                =====                 =====



See accompanying notes.

                                     PART I
                              FINANCIAL INFORMATION



ITEM 1.     FINANCIAL STATEMENTS

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(thousands except per share amounts)


                                                                              Six Months Ended
                                                                     ----------------------------------
                                                                     April 29, 2000         May 1, 1999
                                                                     --------------         -----------
Net sales                                                              $ 1,071,272          $   640,567

Cost of sales                                                              482,271              339,240
                                                                       -----------          -----------

Gross margin                                                               589,001              301,327

Operating expenses:
      Research and development                                             173,714              114,483
      Write-off of purchased in-process research and development                 -                5,140
      Selling, marketing, general and
        administrative                                                     135,597               95,348
                                                                       -----------          -----------
                                                                           309,311              214,971

Operating income                                                           279,690               86,356

Equity in loss of WaferTech                                                      -                1,149

Nonoperating (income) expense, net                                         (21,735)              (2,858)
                                                                       -----------          -----------

Income before income taxes                                                 301,425               88,065

Provision for income taxes                                                  86,366               19,065
                                                                       -----------          -----------

Net income                                                             $   215,059          $    69,000
                                                                       ===========          ===========

Shares used to compute earnings per share - basic                          351,029              326,584
                                                                           =======              =======
Shares used to compute earnings per share - diluted                        378,389              357,556
                                                                           =======              =======

Earnings per share - basic                                                   $0.61                $0.21
                                                                             =====                =====
Earnings per share - diluted                                                 $0.57                $0.20
                                                                             =====                =====


See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands)


Assets                                                   April 29, 2000    October 30, 1999       May 1, 1999
                                                         --------------    ----------------       -----------
Cash and cash equivalents                                 $    514,894       $    355,891        $    401,307
Short-term investments                                         416,559            406,553             117,788
Accounts receivable, net                                       351,538            267,127             225,127
Inventories:
    Raw materials                                               13,105             13,735              22,221
    Work in process                                            150,002            150,427             147,184
    Finished goods                                             117,291             84,774              89,969
                                                          ------------       ------------        ------------
                                                               280,398            248,936             259,374
Deferred tax assets                                             98,000             89,780              95,000
Prepaid expenses                                                11,236             10,823              13,654
                                                          ------------       ------------        ------------
    Total current assets                                     1,672,625          1,379,110           1,112,250
                                                          ------------       ------------        ------------

Property, plant and equipment, at cost:
    Land and buildings                                         179,068            166,130             161,109
    Machinery and equipment                                  1,151,759          1,088,939           1,050,673
    Office equipment                                            80,718             74,530              73,766
    Leasehold improvements                                     113,807            108,530             104,749
                                                          ------------       ------------        ------------
                                                             1,525,352          1,438,129           1,390,297

Less accumulated depreciation and amortization                 860,591            795,323             729,696
                                                          ------------       ------------        ------------
    Net property, plant and equipment                          664,761            642,806             660,601
                                                          ------------       ------------        ------------

Investments                                                    260,755            119,301              88,376
Intangible assets, net                                          34,956             30,563              30,731
Other assets                                                    35,925             46,574              46,900
                                                          ------------       ------------        ------------
    Total other assets                                         331,636            196,438             166,007
                                                          ------------       ------------        ------------
                                                          $  2,669,022       $  2,218,354        $  1,938,858
                                                          ============       ============        ============



See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands)


Liabilities and Stockholders' Equity                                  April 29, 2000   October 30, 1999      May 1, 1999
                                                                      --------------   ----------------      -----------
Short-term borrowings and current
  portion of long-term debt                                           $          -       $     82,344        $        101
Obligations under capital leases                                            13,457             14,717              14,496
Accounts payable                                                           139,903            103,368              68,797
Deferred income on shipments to distributors                               112,795            100,788              96,749
Income taxes payable                                                       135,720             66,761              52,783
Accrued liabilities                                                        152,007            111,285              79,022
                                                                      ------------       ------------        ------------
      Total current liabilities                                            553,882            479,263             311,948
                                                                      ------------       ------------        ------------

Long-term debt                                                                   -                  -              80,000
Non-current obligations under capital leases                                12,655             16,214              23,510
Deferred income taxes                                                       55,000             40,002              34,000
Other non-current liabilities                                              180,346             66,844              47,100
                                                                      ------------       ------------        ------------
      Total non-current liabilities                                        248,001            123,060             184,610
                                                                      ------------       ------------        ------------

Commitments and Contingencies

Stockholders' equity:
    Preferred stock, $1.00 par value, 471,934 shares
      authorized, none outstanding                                               -                  -                   -
    Common stock, $.16 2/3 par value, 600,000,000 shares
      authorized, 355,095,676 shares issued
      (178,049,189 in October 1999 and 176,297,695
      in May 1999)                                                          59,183             29,675              29,384
Capital in excess of par value                                             457,887            523,106             489,907
Retained earnings                                                        1,325,870          1,110,811             982,992
Accumulated other comprehensive income                                      25,702             12,209               7,822
                                                                      ------------       ------------        ------------
                                                                         1,868,642          1,675,801           1,510,105
Less 19,552 shares in treasury, at cost (3,161,774 in
    October 1999 and  3,765,989 in May 1999)                                 1,503             59,770              67,805
                                                                      ------------       ------------        ------------
      Total stockholders' equity                                         1,867,139          1,616,031           1,442,300
                                                                      ------------       ------------        ------------
                                                                      $  2,669,022       $  2,218,354        $  1,938,858
                                                                      ============       ============        ============


See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(thousands)

                                                                                   Six Months Ended
                                                                                  ----------------
                                                                         April 29, 2000       May 1, 1999
                                                                         --------------       -----------
OPERATIONS
Cash flows from operations:
    Net income                                                            $   215,059          $    69,000
    Adjustments to reconcile net income
      to net cash provided by operations:
        Depreciation and amortization                                          73,315               70,891
        Write-off of purchased research and development                             -                5,140
        Equity in loss of WaferTech, net of dividends                               -                1,149
        Deferred income taxes                                                  (9,717)               2,236
        Other non-cash expense                                                    559                2,318
        Changes in operating assets and liabilities                            39,282               (8,063)
                                                                          -----------          -----------
    Total adjustments                                                         103,439               73,671
                                                                          -----------          -----------
Net cash provided by operations                                               318,498              142,671
                                                                          -----------          -----------

INVESTMENTS
Cash flows from investments:
    Purchase of short-term investments
      available for sale                                                     (418,662)            (162,038)
    Maturities of short-term investments
      available for sale                                                      408,656               85,825
    Payments for acquisitions, net of cash acquired                            (2,176)             (20,019)
    Change in long-term investments                                               348              108,354
    Additions to property, plant and equipment, net                           (92,846)             (26,009)
    (Increase) decrease in other assets                                         6,737                5,902
                                                                          -----------          -----------
Net cash used for investments                                                 (97,943)              (7,985)
                                                                          -----------          -----------

FINANCING ACTIVITIES
Cash flows from financing activities:
    Proceeds from employee stock plans                                         20,693               10,540
    Payments on capital lease obligations                                      (4,818)              (7,033)
    Net decrease in variable rate borrowings                                  (82,215)                (119)
                                                                          -----------          -----------
Net cash (used for) provided by financing activities                          (66,340)               3,388
                                                                          -----------          -----------
Effect of exchange rate changes on cash                                         4,788                  (98)
                                                                          -----------          -----------

Net increase in cash and cash equivalents                                     159,003              137,976
Cash and cash equivalents at beginning of period                              355,891              263,331
                                                                          -----------          -----------
Cash and cash equivalents at end of period                                $   514,894          $   401,307
                                                                          ===========          ===========

SUPPLEMENTAL INFORMATION
Non-cash disclosure:
    Conversion of 3 1/2% Subordinated Notes to common stock               $         -          $   229,952
                                                                          ===========          ===========
    Unrealized gains on available-for-sale securities                     $    26,981          $         -
                                                                          ===========          ===========


See accompanying notes.

Analog Devices, Inc.
Notes to Condensed Consolidated Financial Statements For the three months and six months ended April 29, 2000
(all tabular amounts in thousands except per share amounts)


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

Note 3 - Comprehensive Income

Total comprehensive income, i.e., net income plus available-for-sale securities valuation adjustments and currency translation adjustments to stockholders' equity, for the second quarters of fiscal 2000 and fiscal 1999 was $109 million and $40 million, respectively. For the first six months of fiscal 2000 and fiscal 1999, total comprehensive income was $229 million and $71 million, respectively.

Note 4 - Earnings Per Share

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


                                                                             Three Months Ended
                                                                      -----------------------------------
                                                                      April 29, 2000          May 1, 1999
                                                                      --------------          -----------
Basic:
    Net income                                                          $  122,052           $   39,106
                                                                        ==========           ==========

    Weighted shares outstanding                                            352,706              334,024
                                                                        ==========           ==========

    Earnings per share                                                       $0.35                $0.12
                                                                             =====                =====

Diluted:
    Net income                                                          $  122,052           $   39,106
    Interest related to convertible subordinated notes,
      net of tax                                                                 -                  481
                                                                        ----------           ----------

    Earnings available for common stock                                 $  122,052           $   39,587
                                                                        ==========           ==========

    Weighted shares outstanding                                            352,706              334,024
    Assumed exercise of common stock equivalents                            29,615               18,928
    Assumed conversion of subordinated notes                                     -                8,444
                                                                        ----------           ----------
    Weighted average common and common equivalent shares                   382,321              361,396
                                                                        ==========           ==========

    Earnings per share                                                       $0.32                $0.11
                                                                             =====                =====


                                                                                            Six Months Ended
                                                                                     -----------------------------------
                                                                                     April 29, 2000          May 1, 1999
                                                                                     --------------          -----------
Basic:
    Net income                                                                         $  215,059           $   69,000
                                                                                       ==========           ==========

    Weighted shares outstanding                                                           351,029              326,584
                                                                                       ==========           ==========

    Earnings per share                                                                      $0.61                $0.21
                                                                                            =====                =====

Diluted:
    Net income                                                                         $  215,059           $   69,000
    Interest related to convertible subordinated notes, net of tax                              -                1,906
                                                                                       ----------           ----------

    Earnings available for common stock                                                $  215,059           $   70,906
                                                                                       ==========           ==========

    Weighted shares outstanding                                                           351,029              326,584
    Assumed exercise of common stock equivalents                                           27,360               22,528
    Assumed conversion of subordinated notes                                                    -                8,444
                                                                                       ----------           ----------
    Weighted average common and common equivalent shares                                  378,389              357,556
                                                                                       ==========           ==========

    Earnings per share                                                                      $0.57                $0.20
                                                                                            =====                =====

Note 5 - Investments

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

Note 7 - Acquisitions

During the second quarter of fiscal 1999, the Company acquired two DSP tools companies, White Mountain DSP, Inc. of Nashua, New Hampshire and Edinburgh Portable Compilers Limited, of Edinburgh, Scotland. The total cost of these acquisitions was approximately $21 million in cash and $2 million in common stock of the Company, with additional contingent cash consideration up to a maximum of $10 million (to be accounted for as additional goodwill) payable if the acquired companies achieve certain revenue and operational objectives. As of April 29, 2000, approximately $4 million of contingent consideration had been paid. These acquisitions were accounted for as purchases. The excess of the purchase price over the fair value of assets acquired was allocated to existing technology, workforce in place, and tradenames, which are being amortized over periods ranging from six to ten years and goodwill which is being amortized on the straight-line basis over ten years. In connection with these acquisitions, the Company recorded a charge of $5.1 million for the write-off of in-process research and development in the second quarter of fiscal 1999.

Note 8 - Segment Information

The Company operates in two segments: the design, manufacture and marketing of a broad range of integrated circuits, which comprises approximately 97% of the Company's revenue, and the design, manufacture and marketing of a range of assembled products, which accounts for the remaining 3% of the Company's revenue. Effectively, the Company operates in one reportable segment.

Note 9 - New Accounting Standard

Effective October 31, 1999, the Company adopted Statement of Position 98-1, (SOP 98-1), "Accounting for the Cost of Computer Software Developed for or Obtained for Internal Use." The adoption of SOP 98-1 did not have a material impact on the results of operations or financial position.

Note 10 - Stock Split

On February 15, 2000, the Company's Board of Directors approved a 2-for-1 split of the Company's common stock, effected as a 100% stock dividend on March 15, 2000 by the distribution of one share of common stock for every share held on the record date of February 28, 2000. All historical per share amounts in this report have been restated to reflect the split.

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

Results of Operations

Net sales for the second quarter of fiscal 2000 were $581 million, an increase of 71% from the $340 million reported for the second quarter of fiscal 1999. Net sales for the first two quarters of fiscal 2000 were $1,071 million, an increase of 67% from the $641 million reported for the comparable period of fiscal 1999. Analog IC product sales increased by 57% over the same quarter in fiscal 1999 and 58% over the same six month period in fiscal 1999. Sales of DSP products increased 134% from the same quarter in fiscal 1999 and 110% over the same six month period in fiscal 1999. For the quarter and the six months ended April 29, 2000, sales increased in all markets with communications showing the highest increase. For the second quarter of fiscal 2000, sales to the communications market increased to 45% of total sales from 34% of total sales in the second quarter of fiscal 1999. The sales increase and growth in the communications market was driven by continued growth in demand for high-speed access to the Internet and wireless communications.

Sales increased in all geographic regions for both the second quarter and first six months of fiscal 2000 over the same periods in fiscal 1999 with the largest increases occurring in North America and Southeast Asia. International sales for the second quarter of fiscal 2000 represented 56% of sales compared with 53% of sales for the second quarter of fiscal 1999.

The gross margin was 55.7% for the second quarter of fiscal 2000, compared to 48.1% for the second quarter of fiscal 1999. The gross margin was 55% for the first two quarters of fiscal 2000 compared to 47% for the first two quarters of fiscal 1999. For the quarter and six months ended April 29, 2000, the improvement in gross margin was primarily due to the favorable effect of fixed costs allocated across a higher sales base and improved manufacturing efficiencies at the Company's wafer fabrication, assembly and test facilities.

Research and development (R&D) expenses were $91 million and $174 million for the three months and six months ended April 29, 2000, respectively, compared to $62 million and $114 million for the corresponding periods of fiscal 1999. As a percentage of sales, R&D spending decreased during the second quarter of fiscal 2000 to 15.6%, down from 18.2% in the second quarter of fiscal 1999. However, R&D spending in absolute dollar amounts increased by 47% and 52% in the first three months and six months of fiscal 2000, respectively, over the same periods in fiscal 1999 as the Company continued to invest in various opportunities in the served markets. The Company believes that a continued commitment to research and development is essential in order to further exploit existing product offerings and to provide innovative new product offerings. As a result, the Company expects to continue to make significant R&D investments in the future.

During the second quarter of fiscal 1999, the Company incurred a charge of $5,140,000 for the write-off of in-process R&D in connection with the acquisition of two DSP tools companies, White Mountain DSP, Inc. of Nashua, New Hampshire and Edinburgh Portable Compilers Limited, of Edinburgh, Scotland. The total cost of these acquisitions was approximately $21 million in cash and $2 million in common stock of the Company, with additional contingent cash consideration of up to a maximum of $10 million (to be accounted for as goodwill) payable if the acquired companies achieve certain revenue and operational objectives. Through the second quarter of fiscal 2000, $4 million of the additional consideration has been paid.

Selling, marketing, general & administrative (SMG&A) expenses for the second quarter of fiscal 2000 were $71 million, an increase of $22 million from the $49 million reported for the second quarter of fiscal 1999. SMG&A expenses for the six months ended April 29, 2000 were $136 million, compared to $95 million for the six months ended May 1, 1999. As a percentage of sales, SMG&A decreased from 14.5% for the second quarter of fiscal 1999 to 12.2% for the second quarter of fiscal 2000 as a result of the significant growth in revenue and continuing control over SMG&A spending.

The effective income tax rate increased to 30% for the second quarter of fiscal 2000 compared to 22.9% for the second quarter of fiscal 1999. For the first six-month period of fiscal 2000, the tax rate increased from 21.6% for six months ended May 1, 1999 to 28.7% for the six months ended April 29, 2000. Both the three and six month increases are due to increased profits in higher tax jurisdictions.

Liquidity and Capital Resources

At April 29, 2000, cash, cash equivalents and short-term investments totaled $931 million, an increase of $169 million from the fourth quarter of fiscal 1999 and an increase of $412 million from the second quarter of fiscal 1999. The increase in cash, cash equivalents and short-term investments in the first six months of fiscal 2000 was primarily due to operating cash inflows of $318 million, partially offset by increased capital expenditures and debt repayment.

Accounts receivable totaled $352 million at the end of the second quarter of fiscal 2000, increases of $84 million from the fourth quarter of 1999 and $126 million from the second quarter of fiscal 1999 due to higher sales levels. The Company's days sales outstanding improved from 60 days at May 1, 1999 to 53 days at April 29, 2000.

Inventories of $280 million at April 29, 2000 were $31 million higher than the inventory levels at October 30, 1999 and $21 million higher than at the end of the second quarter of fiscal 1999. The increase in inventory levels was a result of production increases in response to increased demand for the Company's products. Days cost of sales in inventory improved by 43 days to 94 days at April 29, 2000.

During the first quarter of fiscal 1999, the Company completed the sale of approximately 78% of its equity ownership in WaferTech, LLC, its joint venture with Taiwan Semiconductor Manufacturing Company (TSMC) and other investors. As a result of this sale, the Company's equity ownership in WaferTech was reduced from 18% to 4%. The Company sold 78% of its investment to other WaferTech partners and received $105 million in cash, which was equal to the carrying value of the 14% equity ownership at October 31, 1998.

Net additions to property, plant and equipment of $93 million for the first half of fiscal 2000 were funded with a combination of cash on hand and cash generated from operations. Capital spending in the first half of fiscal 2000 was up substantially from the $26 million spent in the first half of fiscal 1999. The increase in capital expenditures was attributable to the expansion of manufacturing capability to meet current sales growth. The Company currently plans to make capital expenditures of approximately $275 million during fiscal 2000.

At April 29, 2000, the Company's principal sources of liquidity were $931 million of cash and cash equivalents and short-term investments. In addition, the Company has various lines of credit both in the U.S. and overseas, including a $60 million credit facility in the U.S., which expires in October 2000, all of which were substantially unused at April 29, 2000.

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

The cyclical nature of the industry has resulted in sustained or short-term periods when demand for the Company's products has increased or decreased rapidly. The semiconductor industry and the Company have experienced a period of rapid increases in demand during fiscal 1999 and the first six months of fiscal 2000. The Company has increased its manufacturing capacity over the past three years through both expansion of its production facilities and increased access to third-party foundries. However, the Company cannot be sure that it will not encounter unanticipated production problems at either its own facilities or at third-party foundries, or that the increased capacity will be sufficient to satisfy demand for its products. The Company relies, and plans to continue to rely, on assembly and test subcontractors and on third-party wafer fabricators to supply most of its wafers that can be manufactured using industry-standard digital processes. Such reliance involves several risks, including reduced control over delivery schedules, manufacturing yields and costs. In addition, the Company's capacity additions resulted in a significant increase in operating expenses. If revenue levels are not sufficient to offset these additional expense levels, the Company's future operating results could be adversely affected. In addition, asset values could be impaired if the additional capacity is underutilized for an extended period of time. Also, noncompliance with "take or pay" covenants in certain of its supply agreements could adversely impact operating results. The Company believes that other semiconductor manufacturers have expanded their production capacity over the past several years, and there can be no assurance that the expansion by the Company and its competitors will not lead to overcapacity in the Company's target markets, which could lead to price erosion that would adversely affect the Company's operating results. In addition, the Company and many companies in the semiconductor industry, rely on internal manufacturing capacity located in California and Taiwan as well as wafer fabrication foundries in Taiwan and other subcontractors in geologically unstable locations around the world. Such reliance involves risks associated with the impact of earthquakes on the Company and the semiconductor industry including temporary loss of capacity, availability and cost of key raw materials and equipment, and availability of key services including transport.

In the first six months of fiscal 2000, 56% of the Company's revenues were derived from customers in international markets. The Company has manufacturing facilities outside the U.S. in Ireland, the Philippines and Taiwan. The Company also has a supply agreement that includes "take or pay" covenants with a supplier located in Southeast Asia (SEA) and as part of this arrangement, the Company has $9 million on deposit as well as a $54 million investment in the common stock of the supplier. In addition to being exposed to the ongoing economic cycles in the semiconductor industry, the Company is also subject to the economic and political risks inherent in international operations, including the risks associated with the ongoing uncertainties in many developing economies around the world. These risks include air transportation disruptions, expropriation, currency controls and changes in currency exchange rates, tax and tariff rates and freight rates. Although the Company engages in certain hedging transactions to reduce its exposure to currency exchange rate fluctuations, there can be no assurance that the Company's competitive position will not be adversely affected by changes in the exchange rate of the U.S. dollar against other currencies.

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

                           PART II - OTHER INFORMATION
                              ANALOG DEVICES, INC.


Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on March 14, 2000, the stockholders of the Company elected Messers. Joel Moses, Lester C. Thurow and Charles O. Holliday, Jr. to serve as Class I Directors for a term of three years by the following votes:


         Nominee                        Votes For        Votes Withheld         Broker Non Votes
         ---------------------------------------------------------------------------------------
         Joel Moses                    157,501,250          2,144,575                  0
         Lester C. Thurow              157,457,357          2,188,467                  0
         Charles O. Holliday, Jr.      158,342,294          1,303,531                  0

Each of the following directors who were not up for reelection at the Annual Meeting of Stockholders will continue to serve as directors: Messrs. John
L. Doyle, Jerald G. Fishman, F. Grant Saviers and Ray Stata.

The stockholders also approved an amendment to the Company's 1998 Stock Option Plan to increase the number of shares reserved for issuance thereunder from 15,000,000 to 32,000,000 (64,000,000 after giving effect for the 2-for-1 stock split distributed on March 15, 2000), by a vote of 74,765,345 in favor, 64,562,946 opposed, 2,623,800 abstaining and 17,693,734 non-vote.

Stockholders also ratified the selection by the Board of Directors of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending October 28, 2000, by a vote of 159,078,016 in favor, 96,565 opposed and 471,243 abstaining.


ITEM 6.  Exhibits and reports on Form 8-K

    (a) See Exhibit Index.
    (b) Report on Form 8-K
        There were no reports on Form 8-K filed for the three months ended April 29, 2000.

        Items 1, 2, 3 and 5 of PART II are not applicable and have been omitted.

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



                                            Analog Devices, Inc.
                                            --------------------
                                               (Registrant)



Date:   June 12, 2000                       By:   /s/ Jerald G. Fishman
                                                  ---------------------
                                                  Jerald G. Fishman
                                                  President and
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)


Date:   June 12, 2000                       By:   /s/ Joseph E. McDonough
                                                  -----------------------
                                                  Joseph E. McDonough
                                                  Vice President-Finance
                                                  and Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)

                                  EXHIBIT INDEX
                              ANALOG DEVICES, INC.

Item

27       Financial Data Schedule