Form 10-Q
period 2000-07-29
ANALOG DEVICES INC
filed 2000-09-12
CIK 6281

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
   [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 29, 2000
                                                          OR
   [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                             ----------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     The number of shares outstanding of each of the issuer's classes of Common Stock as of August 26, 2000 was 357,604,596 shares of Common Stock.


================================================================================

                                     PART I
                              FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(thousands except per share amounts)

                                                         THREE MONTHS ENDED
                                                   -----------------------------
                                                   JULY 29, 2000   JULY 31, 1999
                                                   -------------   -------------
Net sales                                            $ 700,658        $ 378,776

Cost of sales                                          300,519          190,481
                                                     ---------        ---------

Gross margin                                           400,139          188,295

Operating expenses:
  Research and development                             103,429           67,142
  Selling, marketing, general
    and administrative                                  77,198           54,589
                                                     ---------        ---------
                                                       180,627          121,731

Operating income                                       219,512           66,564

Nonoperating (income) expenses:
  Interest expense                                         360            1,632
  Interest income                                      (15,769)          (6,881)
  Other, net                                           (44,020)             (31)
                                                     ---------        ---------
                                                       (59,429)          (5,280)

Income before income taxes                             278,941           71,844

Provision for income taxes                              86,740           17,243
                                                     ---------        ---------

Net income                                           $ 192,201        $  54,601
                                                     =========        =========

Shares used to compute earnings
  per share - basic                                    355,018          345,420
                                                     =========        =========
Shares used to compute earnings
  per share - diluted                                  383,544          366,960
                                                     =========        =========

Earnings per share - basic                           $    0.54        $    0.16
                                                     =========        =========
Earnings per share - diluted                         $    0.50        $    0.15
                                                     =========        =========


See accompanying notes.

                                     PART I
                              FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(thousands except per share amounts)

                                                       NINE MONTHS ENDED
                                                 -------------------------------
                                                 JULY 29, 2000     JULY 31, 1999
                                                 -------------     -------------

Net sales                                         $ 1,771,930       $ 1,019,343

Cost of sales                                         782,790           529,721
                                                  -----------       -----------

Gross margin                                          989,140           489,622

Operating expenses:
  Research and development                            277,143           181,625
  Write-off of purchased in-process
    research and development                              --              5,140
  Selling, marketing, general
    and administrative                                212,795           149,937
                                                  -----------       -----------
                                                      489,938           336,702

Operating income                                      499,202           152,920

Equity in loss of WaferTech                               --              1,149

Nonoperating (income) expenses:
  Interest expense                                      2,863             8,182
  Interest income                                     (41,270)          (17,298)
  Other, net                                          (42,757)              978
                                                  -----------       -----------
                                                      (81,164)           (8,138)


Income before income taxes                            580,366           159,909

Provision for income taxes                            173,106            36,308
                                                  -----------       -----------

Net income                                        $   407,260       $   123,601
                                                  ===========       ===========

Shares used to compute earnings
  per share - basic                                   352,359           332,862
                                                  ===========       ===========
Shares used to compute earnings
  per share - diluted                                 380,107           360,690
                                                  ===========       ===========

Earnings per share - basic                        $      1.15       $      0.37
                                                  ===========       ===========
Earnings per share - diluted                      $      1.07       $      0.35
                                                  ===========       ===========

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands)


Assets                            JULY 29, 2000  OCTOBER 30, 1999  JULY 31, 1999
                                  -------------  ----------------  -------------

Cash and cash equivalents            $  619,084    $  355,891       $  405,627
Short-term investments                  439,323       406,553          231,505
Accounts receivable, net                420,440       260,871          247,674
Inventories:
 Raw materials                           16,101        13,735           13,909
 Work in process                        172,682       150,427          155,096
 Finished goods                         125,118        84,774           86,580
                                     ----------    ----------       ----------
                                        313,901       248,936          255,585
Deferred tax assets                     115,000        89,780           95,000
Prepaid expenses and other
 current assets                          25,629        17,079           13,844
                                     ----------    ----------       ----------
    Total current assets              1,933,377     1,379,110        1,249,235
                                     ----------    ----------       ----------

Property, plant and equipment,
 at cost:
 Land and buildings                     201,488       166,130          162,840
 Machinery and equipment              1,195,596     1,088,939        1,066,595
 Office equipment                        83,334        74,530           73,627
 Leasehold improvements                 115,945       108,530          106,685
                                     ----------    ----------       ----------
                                      1,596,363     1,438,129        1,409,747

Less accumulated depreciation
  and amortization                      892,481       795,323          763,423
                                     ----------    ----------       ----------
 Net property, plant and equipment      703,882       642,806          646,324
                                     ----------    ----------       ----------

Investments                             249,566       119,301          104,297
Intangible assets, net                   36,652        30,563           29,619
Other assets                             27,822        46,574           46,702
                                     ----------    ----------       ----------
    Total other assets                  314,040       196,438          180,618
                                     ----------    ----------       ----------
                                     $2,951,299    $2,218,354       $2,076,177
                                     ==========    ==========       ==========


See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands)


Liabilities and Stockholders' Equity          JULY 29,   OCTOBER 30,    JULY 31,
                                               2000         1999          1999
                                           -----------   -----------   ---------

Short-term borrowings and current
  portion of long-term debt                $    8,832    $   82,344   $    2,606
Obligations under capital leases               11,884        14,717       14,607
Accounts payable                              162,744       103,368       88,115
Deferred income on shipments to
  distributors                                134,269       100,788      103,763
Income taxes payable                          161,667        66,761       61,582
Accrued liabilities                           138,251       111,285       87,119
                                           ----------    ----------   ----------
      Total current liabilities               617,647       479,263      357,792
                                           ----------    ----------   ----------

Long-term debt                                     --            --       80,000
Non-current obligations under
  capital leases                               11,168        16,214       19,842
Deferred income taxes                          49,000        40,002       38,000
Other non-current liabilities                 214,730        66,844       61,458
                                           ----------    ----------   ----------
      Total non-current liabilities           274,898       123,060      199,300
                                           ----------    ----------   ----------

Commitments and Contingencies

Stockholders' equity:
    Preferred stock, $1.00 par
      value, 471,934 shares authorized,
      none outstanding                             --            --           --
    Common stock, $.16 2/3 par value,
      600,000,000 shares authorized,
      357,314,704 shares issued
      (178,049,189 in October 1999
      and 177,481,502 in July 1999)            59,554        29,675       29,581
Capital in excess of par value                479,532       523,106      501,609
Retained earnings                           1,518,071     1,110,811    1,037,593
Accumulated other comprehensive income          3,765        12,209        7,942
                                           ----------    ----------   ----------
                                            2,060,922     1,675,801    1,576,725
Less 26,593 shares in treasury, at
    cost (3,161,774 in October 1999
    and  3,133,179 in July 1999)                2,168        59,770       57,640
                                           ----------    ----------   ----------
      Total stockholders' equity            2,058,754     1,616,031    1,519,085
                                           ----------    ----------   ----------
                                           $2,951,299    $2,218,354   $2,076,177
                                           ==========    ==========   ==========

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(thousands)



                                                   NINE MONTHS ENDED
                                            ------------------------------
                                            JULY 29, 2000    JULY 31, 1999
                                            -------------    -------------

OPERATIONS
Cash flows from operations:
 Net income                                   $ 407,260        $ 123,601
 Adjustments to reconcile net
  income to net cash provided
  by operations:
   Depreciation and amortization                110,444          106,827
   Gain on sale of investment                   (43,857)              --
   Write-off of purchased research
    and development                                  --            5,140
   Equity in loss of WaferTech,
    net of dividends                                 --            1,149
   Deferred income taxes                        (20,865)           9,314
   Other non-cash expense                           558            3,127
   Changes in operating assets
    and liabilities                             (17,984)          14,798
                                              ---------        ---------
 Total adjustments                               28,296          140,355
                                              ---------        ---------
Net cash provided by operations                 435,556          263,956
                                              ---------        ---------

INVESTMENTS
Cash flows from investments:
 Purchase of short-term investments
  available for sale                           (589,408)        (356,918)
 Maturities of short-term investments
  available for sale                            556,638          166,988
 Payments for acquisitions, net of
  cash acquired                                  (5,176)         (20,019)
 Proceeds from sale of investment                64,641               --
 Change in long-term investments                    348          105,501
 Additions to property, plant and
  equipment, net                               (167,895)         (46,451)
 Decrease in other assets                         4,904            5,040
                                              ---------        ---------
Net cash used for investments                  (135,948)        (145,859)
                                              ---------        ---------

FINANCING ACTIVITIES
Cash flows from financing activities:
 Proceeds from employee stock plans              41,093           31,444
 Payments on capital lease
  obligations                                    (7,878)         (10,591)
 Net (decrease) increase in variable
  rate borrowings                               (73,317)           2,265
                                              ---------        ---------
Net cash (used for) provided by
 financing activities                           (40,102)          23,118
                                              ---------        ---------
Effect of exchange rate changes on cash           3,687            1,081
                                              ---------        ---------

Net increase in cash and cash equivalents       263,193          142,296
Cash and cash equivalents at beginning
 of period                                      355,891          263,331
                                              ---------        ---------
Cash and cash equivalents at end of period    $ 619,084        $ 405,627
                                              =========        =========

SUPPLEMENTAL INFORMATION Non-cash disclosure:
    Conversion of 3 1/2% Subordinated Notes
     to common stock                          $      --        $ 229,952
                                              =========        =========

See accompanying notes.

Analog Devices, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months and nine months ended July 29, 2000
(all tabular amounts in thousands except per share amounts)


Note 1 - In the opinion of management, the information furnished in the accompanying condensed consolidated financial statements reflects all normal recurring adjustments that are necessary to fairly state the results for this interim period and should be read in conjunction with Analog Devices, Inc. (the "Company") Annual Report to Stockholders on Form 10-K for the fiscal year ended October 30, 1999 (1999 Annual Report).

Note 2 - Certain amounts reported in the previous year have been reclassified to conform to the fiscal 2000 presentation.

Note 3 - Comprehensive Income

Total comprehensive income, i.e., net income plus available-for-sale securities valuation adjustments and currency translation adjustments to stockholders' equity, for the third quarters of fiscal 2000 and fiscal 1999 was $170 million and $55 million, respectively. For the first nine months of fiscal 2000 and fiscal 1999, total comprehensive income was $399 million and $126 million, respectively.

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

                                                    THREE MONTHS ENDED
                                           -----------------------------------
                                           JULY 29, 2000         JULY 31, 1999
                                           -------------         -------------
Basic:
  Net income                                $192,201                $ 54,601
                                            ========                ========

  Weighted shares outstanding                355,018                 345,420
                                            ========                ========

  Earnings per share                        $   0.54                $   0.16
                                            ========                ========

Diluted:
  Net income                                $192,201                $ 54,601
                                            ========                ========
  Weighted shares outstanding                355,018                 345,420
  Assumed exercise of common
    stock equivalents                         28,526                  21,540
                                            --------                --------
  Weighted average common and
    common equivalent shares                 383,544                 366,960
                                            ========                ========

  Earnings per share                        $   0.50                $   0.15
                                            ========                ========

                                                      NINE MONTHS ENDED
                                             -----------------------------------
                                             JULY 29, 2000         JULY 31, 1999
                                             -------------         -------------
Basic:
 Net income                                     $407,260              $123,601
                                                ========              ========

 Weighted shares outstanding                     352,359               332,862
                                                ========              ========

 Earnings per share                             $   1.15              $   0.37
                                                ========              ========

Diluted:
 Net income                                     $407,260              $123,601
 Interest related to convertible
   subordinated notes, net of tax                     --                 1,906
                                                --------              --------

 Earnings available for common stock            $407,260              $125,507
                                                ========              ========

 Weighted shares outstanding                     352,359               332,862
 Assumed exercise of common stock
   equivalents                                    27,748                27,828
                                                --------              --------
 Weighted average common and common
   equivalent shares                             380,107               360,690
                                                ========              ========

 Earnings per share                             $   1.07              $   0.35
                                                ========              ========

Note 5 - Investments

During the third quarter of fiscal 2000, the Company sold its investment in the common stock of Chartered Semiconductor Manufacturing Pte., Ltd. The Company received approximately $65 million in cash and realized a pretax gain of approximately $44 million. The realized gain is included in other nonoperating income.

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

Note 7 - Acquisitions

On June 30, 2000, the Company announced an offer to acquire BCO Technologies plc
(BCO), a company incorporated in Northern Ireland and based in Belfast, in a cash-for-stock transaction valued at approximately $150 million. BCO is a leading supplier of silicon-on-insulator wafers used for fabricating micromechanical optical devices for optical switching and communications applications. The offer has been unconditionally accepted by BCO's shareholders under applicable laws and the transaction is anticipated to be completed in the fourth quarter of fiscal 2000. The Company expects no significant in-process research and development charge related to this acquisition.

During the second quarter of fiscal 1999, the Company acquired two DSP tools companies, White Mountain DSP, Inc. of Nashua, New Hampshire and Edinburgh Portable Compilers Limited, of Edinburgh, Scotland. The total cost of these acquisitions was approximately $21 million in cash and $2 million in common stock of the Company, with additional contingent cash consideration up to a maximum of $10 million (to be accounted for as additional goodwill) payable if the acquired companies achieve certain revenue and operational objectives. As of July 29, 2000, approximately $7 million of contingent consideration had been paid. These acquisitions were accounted for as purchases. The excess of the purchase price over the fair value of assets acquired was allocated to existing technology, workforce in place, and tradenames, which are being amortized over periods ranging from six to ten years and goodwill which is being amortized on the straight-line basis over ten years. In connection with these acquisitions, the Company recorded a charge of $5.1 million for the write-off of in-process research and development in the second quarter of fiscal 1999.

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

Results of Operations

Net sales for the third quarter of fiscal 2000 were $701 million, an increase of 85% from the $379 million reported for the third quarter of fiscal 1999. Net sales for the first nine months of fiscal 2000 were $1,772 million, an increase of 74% from the $1,019 million reported for the comparable period of fiscal 1999. Analog IC product sales increased by 71% over the same quarter in fiscal 1999 and 62% over the same nine month period in fiscal 1999. Sales of DSP products increased 143% from the same quarter in fiscal 1999 and 124% over the same nine month period in fiscal 1999. For the quarter and the nine months ended July 29, 2000, sales increased in all markets with communications showing the highest increase. For the third quarter of fiscal 2000, sales to the communications market increased by 131% over the prior year quarter and represented 45% of total sales. The sales increase and growth in the communications market was driven by continued growth in demand for high-speed broadband access to the Internet, wireless infrastructure applications and wireless Internet appliances.

Sales increased in all geographic regions for both the third quarter and first nine months of fiscal 2000 over the same periods in fiscal 1999, with the largest quarter over quarter increases occurring in Europe and Southeast Asia. International sales for the third quarter of fiscal 2000 represented 57% of sales compared to 54% of sales for the third quarter of fiscal 1999.

Gross margin was 57.1% for the third quarter of fiscal 2000, compared to 49.7% for the third quarter of fiscal 1999. Gross margin was 55.8% for the first three quarters of fiscal 2000 compared to 48.0% for the first three quarters of fiscal 1999. For the quarter and nine months ended July 29, 2000, the improvement in gross margin was primarily due to the favorable effect of fixed costs allocated across a higher sales base and improved manufacturing efficiencies at the Company's wafer fabrication, assembly and test facilities.

Research and development (R&D) expenses were $103 million and $277 million for the three months and nine months ended July 29, 2000, respectively, compared to $67 million and $182 million for the corresponding periods of fiscal 1999. As a percentage of sales, R&D spending decreased during the third quarter of fiscal 2000 to 14.8%, down from 17.7% in the third quarter of fiscal 1999. However, R&D spending in absolute dollar amounts increased by 54% and 53% in the quarter and first nine months ended July 29, 2000, respectively, over the same periods in fiscal 1999 as the Company continued to invest in various opportunities in the Company's served markets. The Company believes that a continued commitment to research and development is essential in order to further exploit existing product offerings and to provide innovative new product offerings. As a result, the Company expects to continue to make significant R&D investments in the future.

On June 30, 2000, the Company announced an offer to acquire BCO Technologies plc
(BCO), a company incorporated in Northern Ireland and based in Belfast, in a cash-for-stock transaction valued at approximately $150 million. BCO is a leading supplier of silicon-on-insulator wafers used for fabricating micromechanical optical devices for optical switching and communications applications. The offer has been unconditionally accepted by BCO's shareholders under applicable laws and the transaction is anticipated to be completed in the fourth quarter of fiscal 2000. The Company expects no significant in-process research and development charge related to this acquisition.

During the second quarter of fiscal 1999, the Company incurred a charge of $5,140,000 for the write-off of in-process R&D in connection with the acquisition of two DSP tools companies, White Mountain DSP, Inc. of Nashua, New Hampshire and Edinburgh Portable Compilers Limited, of Edinburgh, Scotland. The total cost of these acquisitions was approximately $21 million in cash and $2 million in common stock of the Company, with additional contingent cash consideration of up to a maximum of $10 million (to be accounted for as goodwill) payable if the acquired companies achieve certain revenue and operational objectives. Through the third quarter of fiscal 2000, $7 million of the additional consideration has been paid.

Selling, marketing, general & administrative (SMG&A) expenses for the third quarter of fiscal 2000 were $77 million, an increase of $22 million from the $55 million reported for the third quarter of fiscal 1999. SMG&A expenses for the nine months ended July 29, 2000 were $213 million, compared to $150 million for the nine months ended July 31, 1999. As a percentage of sales, SMG&A expenses decreased from 14.4% for the third quarter of fiscal 1999 to 11.0% for the third quarter of fiscal 2000 as a result of the significant growth in revenue and continuing control over SMG&A spending.

The effective income tax rate increased to 31.1% for the third quarter of fiscal 2000 from 24.0% for the third quarter of fiscal 1999. The effective income tax rate increased to 29.8% for the first nine months of fiscal 2000 from 22.7% for the first nine months of fiscal 1999. These increases are primarily due to increased profits in higher tax jurisdictions.

Liquidity and Capital Resources

At July 29, 2000, cash, cash equivalents and short-term investments totaled $1,058 million, an increase of $296 million from the fourth quarter of fiscal 1999 and an increase of $421 million from the third quarter of fiscal 1999. The increase in cash, cash equivalents and short-term investments in the first nine months of fiscal 2000 was primarily due to operating cash inflows of $436 million and cash proceeds of $65 million received in the third quarter from the sale of an investment, partially offset by increased capital expenditures and debt repayment.

Accounts receivable totaled $420 million at the end of the third quarter of fiscal 2000, an increase of $160 million from the fourth quarter of 1999 and of $173 million from the third quarter of fiscal 1999 due to higher sales levels. The Company's days sales outstanding improved from 60 days at July 31, 1999 to 55 days at July 29, 2000.

Inventories of $314 million at July 29, 2000 were $65 million higher than the inventory levels at October 30, 1999 and $58 million higher than at the end of the third quarter of fiscal 1999. The increase in inventory levels was a result of production increases in response to increased demand for the Company's products. Quarter over quarter, days cost of sales in inventory improved by 27 days.

During the third quarter of fiscal 2000, the Company sold its investment in the common stock of Chartered Semiconductor Manufacturing Pte., Ltd. The Company received approximately $65 million in cash and recognized a pretax gain of approximately $44 million.

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

Net additions to property, plant and equipment of $168 million for the first nine months of fiscal 2000 were funded with a combination of cash on hand and cash generated from operations. Capital spending in the first nine months of fiscal 2000 was up substantially from the $46 million spent in the first nine months of fiscal 1999. The increase in capital expenditures was attributable to the expansion of manufacturing capability to meet current sales growth. The Company currently plans to make capital expenditures of approximately $260 million during fiscal 2000.

At July 29, 2000, the Company's principal sources of liquidity were $1,058 million of cash and cash equivalents and short-term investments. In addition, the Company has various lines of credit both in the U.S. and overseas, including a $60 million credit facility in the U.S., which expires in October 2000, all of which were substantially unused at July 29, 2000.

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

Factors Which May Affect Future Results

The Company's future operating results are difficult to predict and may be affected by a number of factors including the timing of new product announcements or introductions by the Company and its competitors, competitive pricing pressures, fluctuations in manufacturing yields, adequate availability of wafers and manufacturing capacity, the ability of the Company to continue hiring engineers and other qualified employees needed to meet the expected demands of its largest customers, changes in product mix and economic conditions in the United States and international markets. In addition, the semiconductor market has historically been cyclical and subject to significant economic downturns at various times. The Company's business is subject to rapid technological changes and there can be no assurance, depending on the mix of future business, that products stocked in inventory will not be rendered obsolete before they are shipped by the Company. As a result of these and other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis.

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

The cyclical nature of the industry has resulted in sustained or short-term periods when demand for the Company's products has increased or decreased rapidly. The semiconductor industry and the Company have experienced a period of rapid increases in demand during fiscal 1999 and the first nine months of fiscal 2000. The Company has increased its manufacturing capacity over the past three years through both expansion of its production facilities and increased access to third-party foundries. However, the Company cannot be sure that it will not encounter unanticipated production problems at either its own facilities or at third-party foundries, or that the increased capacity will be sufficient to satisfy demand for its products. The Company relies, and plans to continue to rely, on assembly and test subcontractors and on third-party wafer fabricators to supply most of its wafers that can be manufactured using industry-standard digital processes. Such reliance involves several risks, including reduced control over delivery schedules, manufacturing yields and costs. In addition, the Company's capacity additions resulted in a significant increase in operating expenses. If revenue levels are not sufficient to offset these additional expense levels, the Company's future operating results could be adversely affected. In addition, asset values could be impaired if the additional capacity is underutilized for an extended period of time. Also, noncompliance with "take or pay" covenants in certain of its supply agreements could adversely impact operating results. The Company believes that other semiconductor manufacturers have expanded their production capacity over the past several years, and there can be no assurance that the expansion by the Company and its competitors will not lead to overcapacity in the Company's target markets, which could lead to price erosion that would adversely affect the Company's operating results. In addition, the Company and many companies in the semiconductor industry rely on internal manufacturing capacity located in California and Taiwan as well as wafer fabrication foundries in Taiwan and other subcontractors in geographically unstable locations around the world. Such reliance involves risks associated with the impact of earthquakes on the Company and the semiconductor industry including temporary loss of capacity, availability and cost of key raw materials and equipment, and availability of key services including transport.

In the first nine months of fiscal 2000, 56% of the Company's revenues were derived from customers in international markets. The Company has manufacturing facilities outside the U.S. in Ireland, the Philippines and Taiwan. In addition to being exposed to the ongoing economic cycles in the semiconductor industry, the Company is also subject to the economic and political risks inherent in international operations, including the risks associated with the ongoing uncertainties in many developing economies around the world. These risks include air transportation disruptions, expropriation, currency controls and changes in currency exchange rates, tax and tariff rates and freight rates. Although the Company engages in certain hedging transactions to reduce its exposure to currency exchange rate fluctuations, there can be no assurance that the Company's competitive position will not be adversely affected by changes in the exchange rate of the U.S. dollar against other currencies.

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

ITEM 6. Exhibits and reports on Form 8-K

     (a) See Exhibit Index.
     (b) Report on Form 8-K There were no reports on Form 8-K filed for the three months ended July 29, 2000.

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



                                        ANALOG DEVICES, INC.
                                        --------------------
                                        (Registrant)



Date:   September 12, 2000              By: /s/ Jerald G. Fishman
                                           ---------------------------------
                                           Jerald G. Fishman
                                           President and
                                           Chief Executive Officer
                                           (Principal Executive Officer)


Date:   September 12, 2000              By: /s/ Joseph E. McDonough
                                           ---------------------------------
                                           Joseph E. McDonough
                                           Vice President-Finance
                                           and Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)

                                  EXHIBIT INDEX
                              ANALOG DEVICES, INC.

Item

27       Financial Data Schedule