Form 10-K
period 2000-10-28
ANALOG DEVICES INC
filed 2001-01-26
CIK 6281

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 28, 2000

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

                                 (781) 329-4700
              (Registrant's telephone number, including area code)
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

       COMMON STOCK $.16 2/3 PAR VALUE                    NEW YORK STOCK EXCHANGE
             Title of Each Class                 Name of Each Exchange on Which Registered

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $18,099,985,739 based on the closing price of the Common Stock on the New York Stock Exchange Composite Tape reporting system on December 31, 2000.

    As of December 31, 2000, there were 358,137,276 shares of $0.16 2/3 par value Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                    DOCUMENT DESCRIPTION                      10-K PART
                    --------------------                      ---------
Portions of Annual Report to Shareholders for the fiscal
  year ended October 28, 2000                                 I and II
Portions of the Registrant's Proxy Statement for the Annual
  Meeting of Stockholders to be held March 13, 2001                III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

COMPANY OVERVIEW

     We are a world leader in the design, manufacture and marketing of high-performance analog, mixed-signal and digital signal processing (DSP) integrated circuits (ICs) used in signal processing applications.

     We produce a wide array of products for a variety of customers and markets. Applications for our products include communications, cellular telephones, computers and computer peripherals, consumer electronics, automotive electronics, factory automation, process control and military and space systems.

     A growing market for our communications products has emerged due to the rapid development of broadband and wireless communications infrastructure around the world combined with the development of the Internet. Our expertise in combining analog and digital functionality on a single chip has allowed us to develop products that fulfill the technological challenges of this complex and rapidly changing market.

     Increased interface between users and the PC through monitors, printers, scanners and audio devices and the increasing need for power and thermal management capability in PCs have provided us with many opportunities in the computer market. Our ability to integrate analog, DSP and mixed-signal functionality on ICs has enabled us to supply many critical high-performance components required by PC manufacturers.

     The acquisition and display of signals combined with the requirement for digital processing of these signals has allowed us to combine analog and digital design capability to provide solutions that conform to the rigorous cost, size and reliability constraints of the consumer electronics market. Examples of products that incorporate our technology are compact disc players, DVD players and digital camcorders and cameras.

     We serve the industrial market by providing data acquisition systems, automatic process control systems, robotics, environmental control systems and automatic test equipment. We also provide products to the instrumentation market for use in engineering, medical and scientific instruments.

     Our products are sold worldwide through a direct sales force, third-party industrial distributors and independent sales representatives. We have direct sales offices in 19 countries, including the United States.

     We are headquartered near Boston, in Norwood, Massachusetts, and have manufacturing facilities in Massachusetts, California, North Carolina, Ireland, the United Kingdom, the Philippines and Taiwan. Founded in 1965, we employ approximately 9,100 people worldwide. Our stock is listed on the New York Stock Exchange under the symbol ADI and is included in the Standard & Poor's 500 Index.

INDUSTRY BACKGROUND

     Real-world phenomena, such as temperature, pressure, sound, images, speed and acceleration are inherently analog in nature, consisting of continuously varying information. This information can be detected and measured using analog sensors, which represent real-world phenomena by generating continuously varying voltages and currents. The signals from these sensors are initially processed using analog methods, such as amplification, filtering and shaping. They are then usually converted to digital form for storage, display or further manipulation. The further manipulation of the signals after conversion to digital form is called "digital signal processing," or DSP. In addition, digital signals are frequently converted to analog form to provide signals for functions such as analog display, audio output or control. These manipulations and transformations are known collectively as "real-world signal processing."

     Significant advances in semiconductor technology in recent years have led to substantial increases in the performance and functionality of ICs used in signal processing applications. These advances include the ability to combine analog and digital signal processing capability on a single chip to offer much more highly integrated solutions. The convergence of computing and communications requires end products that incorporate state-of-the-art signal-processing capability with as few chips as possible. Our products are used as components in equipment and systems to achieve higher performance, which includes higher speed and higher accuracy, and more efficient signal processing, while minimizing power consumption.

PRINCIPAL PRODUCTS

     We are engaged in the design, manufacture and marketing of a broad line of high-performance ICs that incorporate analog, mixed-signal and digital signal processing technologies that address a wide range of real-world signal processing applications. We have a generic list of approximately 2,000 products, with the highest revenue product accounting for approximately 4% of our revenue for fiscal 2000. Many of our products are proprietary, while equivalents to other products are available from a limited number of other suppliers. We also design, manufacture and market a range of assembled products.

MARKETS AND APPLICATIONS

     The following describes some of the characteristics of, and products supplied to, each of our major markets:

     COMMUNICATIONS -- The rapid development of broadband and wireless communications infrastructure around the world combined with the development of the Internet has created a rapidly growing market for our products. Communications technology involves the acquisition of analog signals that are converted from analog to digital and digital to analog form as they are processed and transmitted. Our expertise in combining analog and digital functionality on a single chip has enabled us to develop products that fulfill the technological challenges of this complex and rapidly expanding market space. The need for ever higher speed and reduced power consumption, coupled with more reliable, more bandwidth-efficient communications, is creating increasing demand for our products which are used in systems that include digital, analog and mixed-signal processing capability. The products are used in the full spectrum of signal processing for audio, data, image or video communication. In broadband and wireless communication applications, our products are incorporated into data and digital subscriber line (DSL) modems, cellular telephones, base station equipment and remote access servers. We are also engaged in the development of micromachined products that may result in all-optical switching elements for use in optical networks.

     COMPUTERS AND COMPUTER PERIPHERALS -- Increased interface between users and the PC through monitors, printers, scanners and audio devices and the increasing need for power and thermal management capability in PCs have provided many opportunities in the computer market. Our ability to integrate analog, DSP and mixed-signal functionality on ICs has enabled us to supply many high performance critical components required by PC manufacturers. The computer industry requires smaller, lighter personal computers, creating increased demand for high performance ICs to monitor power usage thereby allowing manufacturers to use smaller batteries and extend battery life between charges. We currently supply a variety of ICs used in this market for functions such as graphic displays, interfaces between PCs and peripherals such as modems and printers, power and battery management, and enhanced audio input and output capability for business and entertainment applications.

     CONSUMER ELECTRONICS -- The acquisition and display of signals combined with the requirement for digital processing of these signals have allowed us to combine analog and digital design capability to provide solutions that conform to the rigorous cost, size and reliability constraints of the consumer electronics market. The emergence of high-performance consumer products, such as compact disc players, DVD players and digital camcorders and cameras, has led to the need for high-performance system-level ICs with a high level of specific functionality. The addition of monitoring and motor control devices on many consumer products has also created new opportunities for us.

     INDUSTRIAL -- Our industrial market includes data acquisition systems, automatic process control systems, robotics, environmental control systems and automatic test equipment. These products generally require ICs that offer performance greater than that available from commodity-level ICs, but generally do not have production volumes that warrant custom or application-specific ICs. Combinations of analog and mixed-signal ICs are usually employed to achieve the necessary functionality, except in automatic test equipment applications where the high level of electronic circuitry required per tester has created opportunities for the design of system-level ICs.

     INSTRUMENTATION -- Our instrumentation market includes engineering, medical and scientific instruments. These products are usually designed using the highest performance analog and mixed-signal ICs available, where production volumes generally do not warrant custom or application-specific ICs.

     MILITARY/AEROSPACE -- The military, commercial avionics and space markets all require high-performance ICs that meet rigorous environmental and reliability specifications. Nearly all of our analog ICs can be supplied in versions that meet appropriate military standards. In addition, many products can be supplied to meet the standards required for broadcast satellites and other commercial space applications. Most of our products sold in this market are derived from standard commercial grade ICs, although we sometimes develop products expressly for military/aerospace applications.

     AUTOMOTIVE -- Although the automotive market has historically been served with low-cost, low-performance ICs, demand has emerged for higher performance devices for a wide range of applications. In response, we are developing products specifically for the automotive market. We supply a micromachined IC used as a crash sensor in airbag systems, which serves as an alternative to an electromechanical sensor. We believe that other micromachined devices derived from this product may be suitable for other automotive applications, such as roll-over sensing, global positioning satellite (GPS) automotive navigation systems, anti-lock brakes and "smart" suspension systems and other applications including earthquake detectors and high-end computer joysticks.

RESEARCH AND DEVELOPMENT

     The market we serve are characterized by rapid technological changes and advances. Accordingly, we make substantial investments in the design and development of new products and processes, and for significant improvement of existing products and processes. We incurred $401 million during fiscal 2000 related to the design, development and improvement of new and existing products and processes, compared to $257 million and $219 million during fiscal 1999 and fiscal 1998, respectively.

     In support of our research and development activities, we employ hundreds of engineers involved in product and process development at several design centers and manufacturing sites located throughout the world.

     As of October 28, 2000, we owned approximately 595 U.S. patents and had 211 patent applications on file with the United States patent office. We believe that while our patents may provide some advantage, our competitive position is largely determined by such factors as the knowledge, ability and experience of our personnel, new product development, market recognition and ongoing marketing efforts, customer service and technical support.

IC TECHNOLOGY

  Analog Technology

     Analog IC technology has been the foundation of our business for more than 25 years, and we believe we are one of the world's largest suppliers of analog ICs. Our analog ICs are primarily high-performance, single-function devices. The majority of our analog IC product revenue is attributable to sales of data converters (analog-to-digital and digital-to-analog) and amplifiers. Other analog IC products offered by us include analog signal processing devices (such as analog multipliers), voltage references and comparators. Over the past few years we have been expanding our analog IC product offerings into product areas where our focus was previously limited, principally interface circuits and power management ICs. We are also expanding our analog IC product line to include a much larger number of products designed to operate from single-supply 3 or 5 volt power sources to better meet the needs of customers designing portable battery-operated equipment.

     Our analog IC products tend to be general purpose in nature, which allows customers to incorporate them in a wide variety of equipment and systems. Our product portfolio includes several hundred analog ICs, any one of which can have as many as several hundred customers. Analog ICs typically have long product life cycles. Our analog IC customers include both OEMs and customers who build equipment for their own use. Historically, most analog ICs have been purchased by OEMs that serve the instrumentation, industrial and military/aerospace markets, but they are now also being used for applications in communications, computers, camcorders, scanners, automatic test equipment, imaging and other consumer applications requiring high-performance real-world signal processing. By using standard, high-performance, readily available, off-the-shelf components in their designs, our customers can reduce the time required to develop and bring new products to market. Given the high cost of developing customized ICs, analog ICs usually provide the most cost-effective solutions for low to medium volume applications. In addition, combinations of analog ICs connected together on a printed circuit board can provide functionality not currently achievable using a single IC.

     Other analog ICs include circuits that are designed to serve the needs of particularly demanding applications, e.g. very high speed analog timing and pin driver circuits needed by OEMs in the automatic test equipment business. Manufacturers of portable instrumentation need analog ICs designed to address demanding battery life requirements, and need similar kinds of functions available in analog IC products integrated into a single, very low-power chip. Other principal requirements can include higher accuracy, lower cost per function, smaller size, lower weight and fewer components for improved reliability. These application specific products allow our customers to design smaller, lighter, higher performance, more power-efficient and lower-cost end products. We believe that these benefits have become more important to our OEM customers as they increase their focus on high-performance, small, lightweight products, many of which are battery-powered.

  General Purpose DSP Technology

     Our products that include DSP technology are designed to efficiently execute specialized programs (algorithms) associated with processing digitized real-time, real-world data. General-purpose DSP IC customers typically write their own algorithms using software tools provided by us and software tools obtained from third-party suppliers. All of these devices share a common architecture which allows system designers to address cost, performance and time-to-market constraints. We support these products with specialized applications and easy-to-use, low-cost design tools, which reduce product development costs and time to market.

  Mixed-Signal Technology

     Our product range also includes multi-function mixed-signal devices which incorporate combinations of analog and digital technology. The growing need to allow user interface with computers and consumer products as well as the development of communications systems has created new opportunities for these mixed-signal devices. Examples of these devices include chipsets for communication applications (GSM cellular phones, remote access servers, data and fax modems), audio input/output devices and power and thermal management devices for computer applications and motor control devices.

  Micromachined Technology

     Our technology base includes a number of new products using an advanced IC technology known in the industry as surface micromachining. This technology enables extremely small mechanical structures to be built on the surface of a chip along with supporting circuitry. In addition to incorporating an electro-mechanical structure, these devices also have analog circuitry for conditioning signals obtained from the micromachined sensing element.

     Our micromachined products are accelerometers used in a wide variety of applications. The majority of current revenue from micromachined products is derived from accelerometers used by automotive manufacturers in airbag applications. Emerging applications include GPS automobile navigation systems, earthquake detectors and high-end computer joysticks. We are also engaged in the development of micromachined products that may result in all-optical switching elements for use in optical networks.

  General Purpose and Custom Products

     Across the entire range of ICs designed and manufactured by us there are general purpose products and custom products designed for specific applications for specific customers. In many of the new emerging markets in communications, computer and consumer products there is a tendency to work with selected large customers to design application-specific solutions which can combine elements of analog, digital, mixed-signal and micromachined functionality.

ASSEMBLED PRODUCT TECHNOLOGY

     Our assembled products technology includes multi-chip modules (MCMs), hybrids and printed circuit board modules. An MCM is a device made up of several IC chips assembled in an automated fashion in a multilayer package that provides high interconnect density at low cost. A hybrid consists of several chips and discrete components mounted and wired together on a substrate, which is then enclosed in a package. A printed-board module consists of surface-mount components assembled on a small printed board that is then encapsulated in a small plastic case.

     Revenues from this product group have been declining for several years, primarily because hybrids are being replaced in many new designs with smaller, lower-cost monolithic ICs that offer higher levels of performance and integration. Sales of these products have declined to approximately 2% of our total sales.

SALES CHANNELS

     We sell our products in both North America and internationally through a direct sales force, third-party distributors and independent sales representatives. Approximately 45% of our fiscal 2000 net sales came from customers in North America. As of December 1, 2000, we had 13 sales offices in the United States, and our third-party distribution channel consisted of six national and regional third-party distributors and several independent sales representatives at numerous locations throughout the U.S. and Canada.

     Approximately 19% of our fiscal 2000 net sales came from sales to customers in Europe; 14% to customers in Japan; and 22% to customers in other international markets. As of December 1, 2000, we had direct sales offices in Australia, Austria, Canada, China, Denmark, France, Germany, Hong Kong, India, Israel, Italy, Japan, Korea, the Netherlands, Singapore, Sweden, Taiwan and the United Kingdom. We also had sales representatives and/or distributors in approximately 40 countries outside North America, including countries where we also have direct sales offices. For further detail regarding geographic information, see Note 4 in the Notes to our Consolidated Financial Statements incorporated herein by reference to the 2000 Annual Report to Shareholders and filed herewith as part of Exhibit 13.2.

     Approximately 40% of our fiscal 2000 revenue was derived from sales made through distributors. These distributors typically maintain an inventory of our products. Some of them also sell products competitive with our products, including those for which we are an alternate source. Sales to certain distributors are made under agreements which provide protection to the distributors for their inventory of our products against price reductions and products that are slow-moving or that we have discontinued.

     Our worldwide sales efforts are supported by an extensive promotional program that includes editorial coverage and paid advertising in trade publications; direct mail programs; promotional brochures; technical seminars and participation in trade shows. We publish and distribute full-length databooks, short-form catalogs, applications guides, technical handbooks and detailed data sheets for individual products. We also provide product and application information via our worldwide web site on the Internet and we started to sell products on the Internet in the fourth quarter of fiscal 1999. We also maintain a staff of application engineers who aid customers in incorporating our products into their products during their product development cycles.

     For fiscal 2000, our 20 largest customers accounted for approximately 36% of our net sales. The largest single customer represented approximately 8% of net sales.

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

     We employ a wide variety of Company-developed proprietary processes specifically tailored for use in fabricating high-performance linear, mixed-signal and system-level ICs. We also use industry-standard bipolar and CMOS wafer fabrication processes.

     Our IC products are fabricated both at our production facilities and by third-party wafer fabricators. We rely primarily on our own facilities for fabricating wafers that require linear and mixed-signal processes. We operate wafer fabrication facilities in Wilmington and Cambridge, Massachusetts; Santa Clara and Sunnyvale, California; Belfast, Northern Ireland and Limerick, Ireland. We also operate assembly and test facilities located in the United States, Ireland, the Philippines and Taiwan and also use third-party subcontractors. We have agreements with Taiwan Semiconductor Manufacturing Company, (TSMC), and Chartered Semiconductor Manufacturing Pte., Ltd., (CSM), for the production of digital and very large scale integration mixed-signal devices. To provide access to advanced process technology at competitive costs, we participated in a joint venture agreement (WaferTech, LLC) with TSMC, Altera, Integrated Silicon Solutions and several individual investors that built a fabrication facility for eight-inch wafers in Camas, Washington. Originally we had an 18% equity ownership in WaferTech. In January 1999, we concluded an agreement to sell to other WaferTech partners 78% of our equity ownership in WaferTech for cash equal to our carrying value at October 31, 1998. Subsequent to our fiscal year ended October 28, 2000 we realized approximately $61 million from the sale of our remaining interest in WaferTech to TSMC, realizing a net pretax gain of approximately $28 million.

     Hybrid products are manufactured by mounting and connecting together several integrated circuit chips in a single package. Some of the chips used in our hybrids are manufactured by us and some are purchased from outside suppliers. The production process for modular components, subsystems and systems consists primarily of assembly, packaging and testing. Some of our assembled products are assembled and tested within our U.S. manufacturing facilities, while others are assembled and tested at our facilities outside the United States or by subcontractors, principally in the Far East.

     To respond to production capacity requirements, we significantly expanded our manufacturing capacity over the past several years. Major wafer fabrication expansions were completed in Wilmington, Massachusetts, Santa Clara, California, and Limerick, Ireland. Also, in fiscal 2000 we began construction of an additional assembly and test facility in Cavite, Philippines. We expect that our capital expenditures for fiscal 2001 will be approximately $450 million.

BACKLOG

     Backlog at the end of fiscal 2000 was approximately $1,062 million, up from approximately $446 million at the end of fiscal 1999. The increase in the backlog is a result of the rapid increase in demand for our products from the year earlier period. This is the result of increased demand for our products in the rapidly growing communications, computer and consumer products markets. In periods of increased demand there is a tendency towards longer lead times which has the effect of increasing backlog and, in some instances, we may not have manufacturing capacity sufficient to fulfill all orders. As is customary in the semiconductor industry, we include customers' forecast orders in backlog and allow such orders to be canceled or deliveries delayed by customers without significant penalty. Accordingly, we believe that our backlog at any time should not be used as an indication of future revenues.

GOVERNMENT CONTRACTS

     We estimate that approximately 4% of our fiscal 2000 total worldwide revenue was attributable to sales to the U.S. government and government contractors and subcontractors. Our government contract related business is predominantly in the form of negotiated, firm fixed-price subcontracts. All such contracts and subcontracts contain standard provisions relating to termination at the election of the United States government.

COMPETITION

     We compete with a large number of semiconductor companies in markets that are highly competitive. We believe we are one of the largest suppliers of high-performance linear and mixed-signal signal-processing components. Competitors for our analog, mixed-signal and DSP products include Cirrus Logic Inc., Harris Corp., Linear Technology Corp., Lucent Technologies Inc., Maxim Integrated Products, Inc., Motorola Semiconductor Products, National Semiconductor Corp., Sierra Semiconductor Corp., Siliconix Inc. and Texas Instruments, Inc. Sales of our micromachined products currently comprise acceleration sensors, and our main competitors are Bosch, Motorola and Denso, which use a multichip solution whereas we use a single chip solution that we believe provides cost, reliability and functional advantages in the marketplace.

     Many other companies offer components that compete with our products; some also offer other electronic products, and some have financial resources substantially larger than ours. Also, some formerly independent competitors have been purchased by larger companies. However, to our knowledge, no manufacturer competes with us across all of the product types offered by us in our signal-processing components product line.

     We believe that competitive performance in the marketplace for real-world signal-processing components depends upon several factors, including product price, technical innovation, product quality and reliability, range of products, customer service and technical support. We believe our aggressive technical innovation emphasizing product performance and reliability, supported by our commitment to strong customer service and technical support, enables us to continue to compete successfully in our chosen markets against both foreign and domestic semiconductor manufacturers.

ENVIRONMENT

     Our manufacturing facilities are subject to numerous environmental laws and regulations, particularly with respect to industrial waste and emissions. Compliance with these laws and regulations has not had a material impact on our capital expenditures, earnings or competitive position.

EMPLOYEES

     As of October 28, 2000, we employed approximately 9,100 persons. Our future success depends in large part on the continued service of our key technical and senior management personnel, and on our ability to continue to attract, retain and motivate qualified employees, particularly those highly skilled design, process and test engineers involved in the manufacture of existing products and the development of new products and processes. The competition for such personnel is intense, and the loss of key employees could have a material adverse effect on us. We believe that relations with our employees are good.

ITEM 2.  PROPERTIES

     Our corporate headquarters is located in Norwood, Massachusetts. Manufacturing and other operations are conducted in several locations worldwide. The following tables provide certain information about our principal general offices and manufacturing facilities:

     PLANT LOCATION
         OWNED:                                      USE                               FLOOR SPACE
     --------------       ---------------------------------------------------------  ---------------
Wilmington,               Wafer fabrication, components assembly and testing,        265,200 sq. ft.
  Massachusetts           engineering and administrative offices
Wilmington,               Engineering, marketing and administrative offices          108,000 sq. ft.
  Massachusetts
Wilmington,               Components engineering, marketing and administrative        65,500 sq. ft.
  Massachusetts           offices
Westwood, Massachusetts   Engineering and administrative offices                     100,500 sq. ft.
Limerick, Ireland         Wafer fabrication, wafer probe and testing, engineering    315,400 sq. ft.
                          and administrative offices
Greensboro, North         Components and board assembly and testing, engineering     140,600 sq. ft.
  Carolina                and administrative offices
Cavite, Philippines       Components assembly and testing, engineering and           414,000 sq. ft.
                          administrative offices
Manila, Philippines       Components assembly and testing, engineering and            81,300 sq. ft.
                          administrative offices

       PRINCIPAL
       PROPERTIES                                                                     LEASE
        LEASED:                           USE                     FLOOR SPACE      EXPIRATION      RENEWALS
       ----------         ------------------------------------  ---------------   -------------   -----------
                                                                                  (FISCAL YEAR)
Norwood, Massachusetts    Corporate headquarters, engineering,  129,900 sq. ft.       2007        3, five-yr.
                          components testing, sales and                                               periods
                          marketing offices
Cambridge, Massachusetts  Wafer fabrication, components         116,000 sq. ft.       2001        2, five-yr.
                          testing and assembly engineering,                                           periods
                          marketing and administrative offices
Santa Clara, California   Wafer fabrication, components          72,800 sq. ft.       2002        3, five-yr.
                          assembly and testing, engineering                                           periods
                          and administrative offices
Santa Clara, California   Engineering and administrative         43,500 sq. ft.       2002        3, five-yr.
                          offices                                                                     periods
Sunnyvale, California     Wafer fabrication                      38,700 sq. ft.       2005        2, five-yr.
                                                                                                      periods
Taipei, Taiwan            Components testing, engineering and    45,700 sq. ft.       2001         1, five to
                          administrative offices                                                    seven yr.
                                                                                                       period

     In addition to the principal leased properties listed in the previous table, we also lease sales offices and other premises at 22 locations in the United States and 36 locations overseas under operating lease agreements. These leases expire at various dates through the year 2030. We anticipate no difficulty in retaining occupancy of any of our manufacturing, office or sales facilities through lease renewals prior to expiration or through month-to-month occupancy, or in replacing them with equivalent facilities. For information concerning our obligations under all operating and capital leases see Note 10 in the Notes to our Consolidated Financial Statements incorporated herein by reference to the 2000 Annual Report to Shareholders and filed herewith as part of Exhibit 13.2.

ITEM 3.  LEGAL PROCEEDINGS

     The information required by this item is set forth in Note 11 in the Notes to our Consolidated Financial Statements incorporated herein by reference to the 2000 Annual Report to Shareholders and filed herewith as part of Exhibit 13.2.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our security holders during the last quarter of the fiscal year ended October 28, 2000.

                       EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth (i) the name and age of each present executive officer; (ii) the position(s) presently held by each person named; and
(iii) the principal occupations held by each person named for at least the past five years. There is no family relationship among the named officers.

        EXECUTIVE OFFICER           AGE          POSITION(S)                 BUSINESS EXPERIENCE
        -----------------           ---   --------------------------  ---------------------------------
Ray Stata.........................  66    Chairman of the Board       Chairman of the Board since 1973;
                                                                      Chief Executive Officer from 1973
                                                                      to November 1996; President from
                                                                      1971 to November 1991.
Jerald G. Fishman.................  55    President, Chief Executive  Chief Executive Officer since
                                          Officer and Director        November 1996; President and
                                                                      Director since November 1991;
                                                                      Executive Vice President from
                                                                      1988 to November 1991; Group Vice
                                                                      President -- Components from 1982
                                                                      to 1988.
Ross Brown........................  56    Vice President, Human       Vice President, Human Resources
                                          Resources                   since May 1993; U.S. Personnel
                                                                      Manager for Digital Equipment
                                                                      Corp. from 1990 to 1993; Senior
                                                                      Group Personnel Manager at
                                                                      Digital Equipment Corp. from 1986
                                                                      to 1990.
Samuel H. Fuller..................  54    Vice President, Research    Vice President, Research and
                                          and Development             Development since March 1998;
                                                                      Vice President of Research and
                                                                      Chief Scientist of Digital
                                                                      Equipment Corp. from 1983 to
                                                                      1998.
Russell K. Johnsen................  46    Vice President and General  Vice President and General
                                          Manager, Communications     Manager, Communications Products
                                          Products                    since May 1994; Vice President
                                                                      and General Manager, Analog
                                                                      Devices Semiconductor Division
                                                                      from November 1993 to May 1994;
                                                                      General Manager of the Wide Area
                                                                      Networks Division of National
                                                                      Semiconductor Corp. from 1992 to
                                                                      1993.
Robert R. Marshall................  46    Vice President, Worldwide   Vice President, Worldwide
                                          Manufacturing               Manufacturing since February
                                                                      1994; Vice President,
                                                                      Manufacturing, Limerick Site,
                                                                      Analog Devices, B.V. -- Limerick,
                                                                      Ireland from November 1991 to
                                                                      February 1994; Plant Manager,
                                                                      Analog Devices, B.V. -- Limerick,
                                                                      Ireland from January 1991 to
                                                                      November 1991.

        EXECUTIVE OFFICER           AGE          POSITION(S)                 BUSINESS EXPERIENCE
        -----------------           ---   --------------------------  ---------------------------------
William A. Martin.................  41    Treasurer                   Treasurer since March 1993;
                                                                      Assistant Treasurer from October
                                                                      1991 to March 1993; Manager of
                                                                      Treasury Finance from March 1987
                                                                      to October 1991; Manager of
                                                                      International Treasury from
                                                                      October 1985 to March 1987.
Robert McAdam.....................  50    Vice President and General  Vice President and General
                                          Manager, Analog             Manager, Analog Semiconductor
                                          Semiconductor Components    Components since February 1994;
                                                                      Vice President and General
                                                                      Manager, Analog Devices,
                                                                      B.V. -- Limerick, Ireland from
                                                                      January 1991 to February 1994;
                                                                      Product Line Manager, Analog
                                                                      Devices, B.V. -- Limerick,
                                                                      Ireland from October 1988 to
                                                                      January 1991.
Brian P. McAloon..................  50    Vice President, Sales       Vice President, Sales since May
                                                                      1992; Vice President, Sales and
                                                                      Marketing -- Europe and Southeast
                                                                      Asia from 1990 to 1992; General
                                                                      Manager, Analog Devices, B.V. --
                                                                      Limerick, Ireland from 1987 to
                                                                      1990.
Joseph E. McDonough...............  53    Vice President, Finance     Vice President, Finance and Chief
                                          and Chief Financial         Financial Officer since November
                                          Officer                     1991; Vice President since 1988
                                                                      and Treasurer from 1985 to March
                                                                      1993; Director of Taxes from 1983
                                                                      to 1985.
Franklin Weigold..................  61    Vice President and General  Vice President and General
                                          Manager, Micromachined      Manager, Micromachined Products
                                          Products                    since November 1999; Vice
                                                                      President and General Manager,
                                                                      Transportation and Industrial
                                                                      Products Division from March 1992
                                                                      to November 1999; President and
                                                                      Chief Operating Officer of
                                                                      Unitrode from June 1990 to March
                                                                      1992.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Our Common Stock is listed on the New York Stock Exchange ("NYSE") under the symbol ADI. The table below sets forth the NYSE high and low sale prices of our Common Stock during the two most recent fiscal years.

                                                 FISCAL 2000        FISCAL 1999
                                               ----------------   ---------------
PERIOD                                         HIGH      LOW      HIGH     LOW
------                                         -------   ------   ------   ------
First Quarter                                  $ 52.63   $27.00   $16.13   $ 9.66
Second Quarter                                 $ 94.69   $43.00   $19.19   $12.19
Third Quarter                                  $100.00   $54.00   $25.50   $17.53
Fourth Quarter                                 $103.00   $56.06   $30.22   $20.81

     We have never paid any cash dividends on our Common Stock and currently have no intentions to do so.

     The approximate number of holders of record of our Common Stock at December 31, 2000 was 4,600. This number does not include shareholders for whom shares are held in a "nominee" or "street" name.

     On February 5, 2000, we issued and delivered an aggregate of 13,568 shares (equivalent to 27,136 shares after giving effect to the 2-for-1 stock split we effected on March 15, 2000) of our common stock to three individuals in partial fulfillment of the payment by us of consideration to the three former stockholders of White Mountain DSP, Inc., which we acquired on February 5, 1999. We issued and delivered these shares in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA

(THOUSANDS EXCEPT PER SHARE AMOUNTS)      2000         1999         1998         1997         1996
------------------------------------   ----------   ----------   ----------   ----------   ----------
Statement of Operations data:
  Net sales..........................  $2,577,547   $1,450,379   $1,230,571   $1,243,494   $1,193,786
  Net income before cumulative effect
     of change in accounting
     principle.......................     607,132      196,819      119,488      178,219      171,901
  Cumulative effect of change in
     accounting principle............          --           --       37,080           --           --
                                       ----------   ----------   ----------   ----------   ----------
  Net income after cumulative
     effective of change in
     accounting principle............  $  607,132   $  196,819   $   82,408   $  178,219   $  171,901
                                       ----------   ----------   ----------   ----------   ----------
  Net income per share:
     Basic...........................        1.71         0.58         0.26         0.57         0.56
     Diluted.........................        1.59         0.55         0.25         0.52         0.52
Pro forma amounts with the change in
  accounting principle related to
  revenue recognition applied
  retroactively:
  Net sales..........................          --           --   $1,230,571   $1,214,602   $1,183,186
  Net income.........................          --           --      119,488      167,515      168,328
  Net income per share:
     Basic...........................          --           --         0.37         0.53         0.55
     Diluted.........................          --           --         0.36         0.49         0.51
Balance Sheet data:
  Total assets.......................  $4,411,337   $2,218,354   $1,861,730   $1,763,853   $1,508,272
  Long-term debt and non-current
     obligations under capital
     leases..........................   1,212,960       16,214      340,758      348,852      353,666

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is incorporated herein by reference to the "Management Analysis" set forth on pages 18 through 25 of the 2000 Annual Report to Shareholders and is filed herewith as part of Exhibit 13.1.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this item is incorporated herein by reference to the "Management Analysis" set forth on pages 18 through 25 of the 2000 Annual Report to Shareholders and is filed herewith as part of Exhibit 13.1.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is incorporated herein by reference to our 2000 Annual Report to Shareholders under the headings "Financial
Section -- Consolidated Statements of Income, -- Consolidated Balance Sheets,
-- Consolidated Statements of Stockholders' Equity, -- Consolidated Statements of Cash Flows, -- Notes to Consolidated Financial Statements, -- Report of Ernst & Young LLP, Independent Auditors and -- Supplementary Financial Information," and is filed herewith as Exhibit 13.2.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The response to this item is contained in part under the caption "EXECUTIVE OFFICERS OF THE COMPANY" in Part I hereof, and the remainder is contained in the our Proxy Statement for the Annual Meeting of Stockholders to be held on March 13, 2001 (the "2001 Proxy Statement") under the caption "Election of Directors," and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The response to this item is contained in our 2001 Proxy Statement under the captions "Directors' Compensation," "Information About Executive Compensation," and "Severance and Other Agreements," and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The response to this item is contained in our 2001 Proxy Statement under the caption "Ownership by Management and Principal Stockholders," and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The response to this item is contained in our 2001 Proxy Statement under the caption "Information About Certain Insider Relationships," and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1.  FINANCIAL STATEMENTS

     The following consolidated financial statements are included in our 2000 Annual Report to Shareholders and are incorporated herein by reference pursuant to Item 8:

     -- Consolidated Statements of Income for the years ended October 28, 2000,
        October 30, 1999 and October 31, 1998

     -- Consolidated Balance Sheets as of October 28, 2000 and October 30, 1999

     -- Consolidated Statements of Stockholders' Equity for the years ended
        October 28, 2000, October 30, 1999 and October 31, 1998

     -- Consolidated Statements of Cash Flows for the years ended October 28,
        2000, October 30, 1999 and October 31, 1998

(a) 2.  FINANCIAL STATEMENT SCHEDULES

     The following consolidated financial statement schedule is included in Item 14(d):

     Schedule II -- Valuation and Qualifying Accounts

     All other schedules have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

(a) 3.  LISTING OF EXHIBITS

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
   3.1     Restated Articles of Organization of Analog Devices, Inc.,
           as amended, filed as an exhibit to the Company's quarterly report on Form 10-Q (Commission File No. 1-7819) for the
           quarterly period ended January 30, 1999 as filed with the
           Commission on March 15, 1999 and incorporated herein by
           reference.
   3.2     By-laws of Analog Devices, Inc., as amended, filed as an
           exhibit to the Company's annual report on Form 10-K
           (Commission File No. 1-7819) for the fiscal year ended
           November 1, 1997, as filed with the Commission on January
           28, 1998 and incorporated herein by reference.
  *4.1     Analog Devices, Inc. Deferred Compensation Plan, filed as an exhibit to a Form S-8 filed on December 8, 1995 and
           incorporated herein by reference, as amended by Amendment
           No. 1 and Amendment No. 2, filed as Exhibits to
           Post-Effective Amendment No. 1 to Form S-8 filed on April
           15, 1997, and Amendment No. 3, filed as an Exhibit to
           Post-Effective Amendment No. 2 to Form S-8 filed on November
           12, 1997.
   4.2     Rights Agreement, dated as of March 18, 1998 between Analog
           Devices Inc. and BankBoston, N.A., as Rights Agent, filed as an exhibit and incorporated herein by reference to Analog
           Devices Inc.'s Registration Statement on Form 8-K (File No.
           001-07819) filed on March 19, 1998, as amended by Amendment
           No. 1 filed as an exhibit to the Company's Form 8-K/A (File
           No. 001-07819) filed on November 11, 1999 and incorporated herein by reference.
   4.3     Indenture dated October 2, 2000 between Analog Devices, Inc.
           and State Street Bank and Trust Company, as Trustee, related to the Company's 4.75% Convertible Subordinated Notes due
           2005, filed as an exhibit to the Company's Form S-3 (File
           No. 333-48928) filed with the Commission on October 30,
           2000.
   4.4     Registration Rights Agreement dated October 2, 2000 by and between Analog Devices Inc., Goldman, Sachs & Co., SG Cowen
           Securities Corporation and Salomon Smith Barney Inc.
           relating to the Company's 4.75% Convertible Subordinated
           Notes due 2005, filed as an exhibit to the Company's Form
           S-3 (File No. 333-48928) filed with the Commission on
           October 30, 2000.
*+10.1     Bonus Plan of Analog Devices, Inc.

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
 *10.2     1991 Restricted Stock Plan of Analog Devices, Inc., filed as an exhibit to the Company's Form 10-K for the fiscal year
           ended November 1, 1997 and incorporated herein by reference.
 *10.3     1998 Stock Option Plan of Analog Devices Inc., filed on
           February 6, 1998 as an appendix to the Registrant's
           Definitive Proxy Statement on Schedule 14A and incorporated herein by reference.
 *10.4     Restated 1988 Stock Option Plan of Analog Devices, Inc.,
           filed as an exhibit to the Company's Form 10-Q for the
           fiscal quarter ended May 3, 1997 and incorporated herein by reference.
 *10.5     1989 Director Stock Option Plan of Analog Devices, Inc., as
           amended, filed as an exhibit to the Company's Form 10-K for the fiscal year ended November 2, 1996 and incorporated
           herein by reference.
 *10.6     1992 Director Option Plan of Analog Devices, Inc., filed as an exhibit to the Company's Form 10-K for the fiscal year
           ended November 1, 1997 and incorporated herein by reference.
 *10.7     1994 Director Option Plan of Analog Devices, Inc., as
           amended, filed as an exhibit to the Company's Form 10-Q for the fiscal quarter ended February 1, 1997 and incorporated herein by reference, as amended by Amendment No. 2, filed as an exhibit to the Company's Form S-8 (File No. 333-47789)
           filed on March 11, 1998 and incorporated herein by
           reference.
  10.8     Amended and restated lease agreement dated May 1, 1992
           between Analog Devices, Inc. and the trustees of Everett
           Street Trust relating to the premises at 3 Technology Way,
           Norwood, Massachusetts, filed as an exhibit to the Company's
           Form 10-K for the fiscal year ended November 1, 1997 and
           incorporated herein by reference.
  10.9     Guaranty dated as of May 1, 1994 between Analog Devices,
           Inc. and Metropolitan Life Insurance Company relating to the premises at 3 Technology Way, Norwood, Massachusetts, filed as an exhibit to the Company's Form 10-K for the fiscal year ended October 30, 1999 and incorporated herein by reference.
  10.10    Letter Agreement dated as of May 18, 1994 between Analog
           Devices, Inc. and Metropolitan Life Insurance Company
           relating to the premises at 3 Technology Way, Norwood,
           Massachusetts, filed as an exhibit to the Company's Form
           10-K for the fiscal year ended October 30, 1999 and
           incorporated herein by reference.
  10.11    Reimbursement Agreement dated May 18, 1992 between Analog
           Devices, Inc. and the trustees of Everett Street Trust,
           filed as an exhibit to the Company's Form 10-K for the
           fiscal year ended November 1, 1997 and incorporated herein by reference.
  10.12    Lease agreement dated August 8, 1990 between Precision
           Monolithics, Inc. and Bourns, Inc. relating to the premises at 1525 Comstock Road, Santa Clara, California, filed as an exhibit to the Company's Form 10-K for the fiscal year ended
           November 2, 1996 and incorporated herein by reference.
  10.13    Lease amendment dated May 1, 1996 to the Lease Agreement
           dated August 8, 1990 between Analog Devices, Inc. and
           Bourns, Inc., relating to premises located at 1525 Comstock
           Road, Santa Clara, California, filed as an exhibit to the
           Company's Form 10-Q for the fiscal quarter ended May 4, 1996 and incorporated herein by reference.
  10.14    Lease agreement dated August 8, 1990, as amended, between
           Precision Monolithics, Inc. and Bourns, Inc. relating to the premises at 1500 Space Park Drive, Santa Clara, California, filed as an exhibit to the Company's Form 10-K for the
           fiscal year ended November 2, 1996 and incorporated herein by reference.
  10.15    Lease amendment dated May 1, 1996 to the Lease Agreement
           dated August 8, 1990 between Analog Devices, Inc. and
           Bourns, Inc., relating to premises located at 1500 Space
           Park Drive, Santa Clara, California, filed as an exhibit to the Company's Form 10-Q for the fiscal quarter ended May 4,
           1996 and incorporated herein by reference.
 *10.16    Form of Employee Retention Agreement, as amended, filed as an exhibit to the Company's Form 10-K for the fiscal year
           ended November 1, 1997 and incorporated herein by reference.
 *10.17    Employee Change in Control Severance Policy of Analog
           Devices, Inc., as amended, filed as an exhibit to the
           Company's Form 10-K for the fiscal year ended October 30,
           1999 and incorporated herein by reference.
 *10.18    Senior Management Change in Control Severance Policy of
           Analog Devices, Inc., as amended, filed as an exhibit to the
           Company's Form 10-K for the fiscal year ended October 30,
           1999 and incorporated herein by reference.

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
*+10.19    Letter agreement between Analog Devices Inc. and Jerald G.
           Fishman dated June 21, 2000 relating to acceleration of
           stock options upon the occurence of certain events.
 *10.20    Description of Consulting Arrangement between Analog
           Devices, Inc. and John L. Doyle, filed as an exhibit to the
           Company's Form 10-K for the fiscal year ended November 2,
           1996 and incorporated herein by reference.
  10.21    Lease Agreement dated June 16, 1995 between Analog Devices,
           Inc. and Ferrari Brothers, relating to the premises at 610
           Weddell Drive, Sunnyvale, California, filed as an exhibit to the Company's Form 10-K for the fiscal year ended November
           2, 1996 and incorporated herein by reference.
  10.22    Lease amendment dated March 1, 1996 to the Lease Agreement dated June 16, 1995 between Analog Devices, Inc. and Ferrari
           Brothers, relating to premises located at 610 Weddell Drive,
           Sunnyvale, California, filed as an exhibit to the Company's
           Form 10-Q for the fiscal quarter ended May 4, 1996 and
           incorporated herein by reference.
  10.23    Lease Agreement dated February 8, 1996 between Analog
           Devices, Inc. and Massachusetts Institute of Technology,
           relating to premises located at 21 Osborn Street, Cambridge,
           Massachusetts, filed as an exhibit to the Company's Form
           10-Q for the fiscal quarter ended February 3, 1996 and
           incorporated herein by reference.
**10.24    Amended and Restated Limited Liability Company Agreement of
           WaferTech, LLC, a Delaware limited liability company, dated as of August 9, 1996, filed as Exhibit 10.47 to the Form
           10-Q of Altera Corporation (File No. 0-16617) for the fiscal quarter ended June 30, 1996, and incorporated herein by
           reference.
**10.25    Purchase Agreement by and between Taiwan Semiconductor
           Manufacturing Co., Ltd., as seller and Analog Devices, Inc.,
           Altera Corporation and Integrated Silicon Solutions, Inc.,
           as buyers dated as of June 25, 1996, filed as Exhibit 10.48 to the Form 10-Q of Altera Corporation (File No. 0-16617)
           for the fiscal quarter ended June 30, 1996, and incorporated herein by reference.
 *10.26    Trust Agreement for Deferred Compensation Plan, filed as an exhibit to the Company's Post Effective Amendment No. 2 to
           Form S-3 filed November 12, 1997 and incorporated herein by reference.
  10.27    Lease agreement dated September 19, 1996 between Ren Min
           Company Limited and Analog Devices Taiwan, Limited relating to the premises at Five-Kung-Five Road, Taipei, Taiwan,
           filed as an exhibit to the Company's Form 10-K for the
           fiscal year ended November 1, 1997 and incorporated herein by reference.
  10.28    BCO Technologies plc Unapproved Share Option Scheme, filed as an exhibit to the Company's Form S-8 (File No. 333-50092)
           filed with the Commission on November 16, 2000 and
           incorporated herein by reference.
  10.29    BCO Technologies plc Approved Share Option Scheme, filed as an exhibit to the Company's Form S-8 (File No. 333-50092)
           filed with the Commission on November 16, 2000 and
           incorporated herein by reference.
 +13.1     Management Analysis corresponding to pages 18 through 25 of the 2000 Annual Report to Shareholders, for the fiscal year ended October 28, 2000.
 +13.2     Financial Statements and Notes thereto, Report of Ernst &
           Young LLP, Independent Auditors and Supplementary Financial
           Information, corresponding to pages 26 through 51 of the
           2000 Annual Report to Shareholders, for the fiscal year
           ended October 28, 2000.
 +21       Subsidiaries of the Company.

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
 +23       Consent of Ernst & Young LLP.

---------------
 + Filed Herewith.

 * Management contracts and compensatory plan or arrangements required to be filed as an Exhibit pursuant to Item 14(c) of Form 10-K.

** Confidential treatment has been granted as to certain portions of these Exhibits.

(b) REPORTS ON FORM 8-K

     Form 8-K, dated September 26, 2000, reporting the Company had priced a new issue of $1 billion ($1.2 billion including the over-allotment option) of Convertible Subordinated Notes due in 2005, which are convertible into shares of the Company's common stock, $.16 2/3 par value, at a conversion price of $129.78 per share.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANALOG DEVICES, INC.
(Registrant)


           By: /s/ JERALD G. FISHMAN                                  By: /s/ JOSEPH E. MCDONOUGH
------------------------------------------------            ------------------------------------------------
               Jerald G. Fishman                                          Joseph E. McDonough
                   President,                                            Vice President-Finance
            Chief Executive Officer                                   and Chief Financial Officer
                  and Director                                          (Principal Financial and
         (Principal Executive Officer)                                    Accounting Officer)

             Date: January 26, 2001                                      Date: January 26, 2001

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                    NAME                                         TITLE                      DATE
                    ----                                         -----                      ----
                /s/ RAY STATA                      Chairman of the Board              January 26, 2001
---------------------------------------------
                  Ray Stata

            /s/ JERALD G. FISHMAN                  President,Chief Executive Officer  January 26, 2001
---------------------------------------------      and Director
              Jerald G. Fishman

              /s/ JOHN L. DOYLE                    Director                           January 26, 2001
---------------------------------------------
                John L. Doyle

           /s/ CHARLES O. HOLLIDAY                 Director                           January 26, 2001
---------------------------------------------
             Charles O. Holliday

               /s/ JOEL MOSES                      Director                           January 26, 2001
---------------------------------------------
                 Joel Moses

            /s/ F. GRANT SAVIERS                   Director                           January 26, 2001
---------------------------------------------
              F. Grant Saviers

            /s/ LESTER C. THUROW                   Director                           January 26, 2001
---------------------------------------------
              Lester C. Thurow

                              ANALOG DEVICES, INC.
                           ANNUAL REPORT ON FORM 10-K
                          YEAR ENDED OCTOBER 28, 2000
                                   ITEM 14(d)
                          FINANCIAL STATEMENT SCHEDULE

                              ANALOG DEVICES, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

      YEARS ENDED OCTOBER 28, 2000, OCTOBER 30, 1999 AND OCTOBER 31, 1998
                                  (THOUSANDS)

                                                   BALANCE AT        ADDITION                    BALANCE AT
                                                  BEGINNING OF      CHARGED TO                     END OF
                  DESCRIPTION                        PERIOD      INCOME STATEMENT   DEDUCTIONS     PERIOD
                  -----------                     ------------   ----------------   ----------   ----------
ACCOUNTS RECEIVABLE RESERVES AND ALLOWANCES:
Year ended October 31, 1998.....................    $40,007           $3,023         $10,698*     $32,332
                                                    =======           ======         =======      =======
Year ended October 30, 1999.....................    $32,332           $  313         $18,407      $14,238
                                                    =======           ======         =======      =======
Year ended October 28, 2000.....................    $14,238           $5,940         $ 7,022      $13,156
                                                    =======           ======         =======      =======

---------------
* Amount reflects reclassification of certain reserves from accounts receivable to accrued liabilities made in connection with the Company's accounting change (see Notes 2(n) and 5 to the consolidated financial statements).