Form 10-Q
period 2001-02-03
ANALOG DEVICES INC
filed 2001-03-19
CIK 6281

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 3, 2001
                                       OR
[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM_______________ TO ________________

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

                             ----------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     The number of shares outstanding of each of the issuer's classes of Common Stock as of March 3, 2001 was 359,845,682 shares of Common Stock.

================================================================================

                                     PART I
                              FINANCIAL INFORMATION



ITEM 1.     FINANCIAL STATEMENTS

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(thousands except per share amounts)



                                                                                            THREE MONTHS ENDED
                                                                                   --------------------------------------
                                                                                   FEBRUARY 3, 2001      JANUARY 29, 2000
                                                                                   ----------------      ----------------
Net sales                                                                             $   772,274          $   490,277

Cost of sales                                                                             320,020              225,087
                                                                                      -----------          -----------

Gross margin                                                                              452,254              265,190

Operating expenses:
      Research and development                                                            121,710               82,516
      Purchased in-process research and development                                         9,500                   --
      Amortization of intangibles                                                          10,306                  496
      Selling, marketing, general and administrative                                       85,553               64,524
                                                                                      -----------          -----------
                                                                                          227,069              147,536

Operating income                                                                          225,185              117,654

Nonoperating (income) expenses:
      Interest expense                                                                     16,869                1,681
      Interest income                                                                     (41,248)             (11,906)
      Other, net                                                                          (28,116)                 814
                                                                                      -----------          -----------
                                                                                          (52,495)              (9,411)
                                                                                      -----------          -----------

Income before income taxes                                                                277,680              127,065

Provision for income taxes                                                                 87,303               34,058
                                                                                      -----------          -----------

Net income                                                                            $   190,377          $    93,007
                                                                                      ===========          ===========

Shares used to compute earnings per share - basic                                         357,070              349,352
                                                                                          =======              =======

Shares used to compute earnings per share - diluted                                       383,392              374,458
                                                                                          =======              =======

Earnings per share - basic                                                                  $0.53                $0.26
                                                                                            =====                =====

Earnings per share - diluted                                                                $0.50                $0.25
                                                                                            =====                =====


See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands)


Assets                                                             FEBRUARY 3, 2001    OCTOBER 28, 2000    JANUARY 29, 2000
                                                                   ----------------    ----------------    ----------------
Cash and cash equivalents                                             $  1,191,920       $  1,736,421        $    409,516
Short-term investments                                                   1,158,381            498,844             485,706
Accounts receivable, net                                                   421,219            463,912             298,246
Inventories:
    Raw materials                                                           22,593             17,505              13,176
    Work in process                                                        197,992            179,918             157,655
    Finished goods                                                         136,491            134,671              79,353
                                                                      ------------       ------------        ------------
                                                                           357,076            332,094             250,184
Deferred tax assets                                                        113,000            108,989              99,300
Prepaid expenses and other current assets                                   29,378             27,754              16,009
                                                                      ------------       ------------        ------------
    Total current assets                                                 3,270,974          3,168,014           1,558,961
                                                                      ------------       ------------        ------------

Property, plant and equipment, at cost:
    Land and buildings                                                     262,076            238,550             171,977
    Machinery and equipment                                              1,363,641          1,260,572           1,116,344
    Office equipment                                                        91,091             86,930              76,355
    Leasehold improvements                                                 128,063            120,710             110,953
                                                                      ------------       ------------        ------------
                                                                         1,844,871          1,706,762           1,475,629

Less accumulated depreciation and amortization                             964,443            927,536             826,844
                                                                      ------------       ------------        ------------
    Net property, plant and equipment                                      880,428            779,226             648,785
                                                                      ------------       ------------        ------------

Investments                                                                213,202            217,755             199,070
Intangible assets, net                                                     269,164            192,698              35,337
Other assets                                                                55,453             53,644              47,180
                                                                      ------------       ------------        ------------
    Total other assets                                                     537,819            464,097             281,587
                                                                      ------------       ------------        ------------
                                                                      $  4,689,221       $  4,411,337        $  2,489,333
                                                                      ============       ============        ============


See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands)



Liabilities and Stockholders' Equity                               FEBRUARY 3, 2001    OCTOBER 28, 2000    JANUARY 29, 2000
                                                                   ----------------    ----------------    ----------------
Short-term borrowings and current
  portion of long-term debt                                           $        131       $      5,752        $     84,810
Obligations under capital leases                                             9,041              9,938              14,089
Accounts payable                                                           171,349            213,196             125,027
Deferred income on shipments to distributors                               146,155            140,369             113,523
Income taxes payable                                                       156,831             86,625             106,319
Accrued liabilities                                                        179,755            194,017             121,864
                                                                      ------------       ------------        ------------
      Total current liabilities                                            663,262            649,897             565,632
                                                                      ------------       ------------        ------------

Long-term debt                                                           1,200,648          1,200,261                  --
Non-current obligations under capital leases                                10,210             12,699              13,218
Deferred income taxes                                                       52,420             51,205              62,600
Other non-current liabilities                                              223,021            193,625             101,538
                                                                      ------------       ------------        ------------
      Total non-current liabilities                                      1,486,299          1,457,790             177,356
                                                                      ------------       ------------        ------------

Commitments and Contingencies

Stockholders' equity:
    Preferred stock, $1.00 par value, 471,934 shares authorized,
      none outstanding                                                          --                --                   --
    Common stock, $.16 2/3 par value, 600,000,000 shares
      authorized, 360,269,511 shares issued
      (357,969,010 in October 2000 and 179,361,743
      in January 2000)                                                      60,046             59,663              29,893
Capital in excess of par value                                             594,445            526,820             538,274
Retained earnings                                                        1,908,320          1,717,943           1,203,818
Accumulated other comprehensive income                                       2,430              2,841              38,488
                                                                      ------------       ------------        ------------
                                                                         2,565,241          2,307,267           1,810,473
Less 467,114 shares in treasury, at cost (45,186 in
    October 2000 and 3,213,403 in January 2000)                             25,581              3,617              64,128
                                                                      ------------       ------------        ------------
      Total stockholders' equity                                         2,539,660          2,303,650           1,746,345
                                                                      ------------       ------------        ------------
                                                                      $  4,689,221       $  4,411,337        $  2,489,333
                                                                      ============       ============        ============


See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(thousands)


                                                                                             THREE MONTHS ENDED
                                                                                     -------------------------------------
                                                                                     FEBRUARY 3, 2001     JANUARY 29, 2000
                                                                                     ----------------     ----------------
OPERATIONS
Cash flows from operations:
    Net income                                                                        $   190,377          $    93,007
    Adjustments to reconcile net income
      to net cash provided by operations:
        Depreciation and amortization                                                      49,284               35,872
        Gain on sale of investment                                                        (28,084)                  --
        Write-off of purchased research and development                                     9,500                   --
        Deferred income taxes                                                              (2,983)             (10,011)
        Other non-cash expense                                                                728                  440
        Changes in operating assets and liabilities                                        34,495               45,199
                                                                                      -----------          -----------
    Total adjustments                                                                      62,940               71,500
                                                                                      -----------          -----------
Net cash provided by operations                                                           253,317              164,507
                                                                                      -----------          -----------

INVESTMENTS
Cash flows from investments:
    Purchase of short-term investments
      available for sale                                                                 (935,221)            (207,486)
    Maturities of short-term investments
      available for sale                                                                  275,684              128,333
    Payments for acquisitions, net of cash acquired                                       (36,424)              (1,176)
    Proceeds from sale of investment                                                       60,936                   --
    Change in long-term investments                                                            --                  348
    Additions to property, plant and equipment, net                                      (138,945)             (40,677)
    Decrease in other assets                                                               (3,028)              (1,713)
                                                                                      -----------          -----------
Net cash used for investments                                                            (776,998)            (122,371)
                                                                                      -----------          -----------

FINANCING ACTIVITIES
Cash flows from financing activities:
    Proceeds from employee stock plans                                                      6,123                9,981
    Repurchase of common stock                                                            (21,831)                  --
    Payments on capital lease obligations                                                  (3,532)              (3,622)
    Net (decrease) increase in variable rate borrowings                                    (5,128)               2,488
                                                                                      -----------          -----------
Net cash (used for) provided by financing activities                                      (24,368)               8,847
                                                                                      -----------          -----------
Effect of exchange rate changes on cash                                                     3,548                2,642
                                                                                      -----------          -----------

Net (decrease) increase in cash and cash equivalents                                     (544,501)              53,625
Cash and cash equivalents at beginning of period                                        1,736,421              355,891
                                                                                      -----------          -----------
Cash and cash equivalents at end of period                                            $ 1,191,920          $   409,516
                                                                                      ===========          ===========


See accompanying notes.

Analog Devices, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended February 3, 2001
(all tabular amounts in thousands except per share amounts)


Note 1 - In the opinion of management, the information furnished in the accompanying condensed consolidated financial statements reflects all normal recurring adjustments that are necessary to fairly state the results for this interim period and should be read in conjunction with the Company's Annual Report to Stockholders on Form 10-K for the fiscal year ended October 28, 2000 (2000 Annual Report).

The Company has a 52-53 week fiscal year that ends on the Saturday closest to the last day in October. Fiscal 2001 is a 53-week fiscal year, with the additional week occurring in the first quarter ended February 3, 2001.

Note 2 - Certain amounts reported in the previous year have been reclassified to conform to the fiscal 2001 presentation.

Note 3 - Comprehensive Income

Total comprehensive income, i.e., net income plus available-for-sale securities valuation adjustments, net gain or loss on derivative instruments designated as cash flow hedges and currency translation adjustments to stockholders' equity, for the first quarters of fiscal 2001 and fiscal 2000 was $190 million and $119 million, respectively.

Note 4 - Earnings Per Share

Basic earnings per share is computed based only on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of future issues of common stock relating to stock option programs and other potentially dilutive securities. In calculating diluted earnings per share, the dilutive effect of stock options is computed using the average market price for the period. Shares related to convertible debt financing are excluded because the effect would be anti-dilutive. The following table sets forth the computation of basic and diluted earnings per share:


                                                                      THREE MONTHS ENDED
                                                              --------------------------------------
                                                              FEBRUARY 3, 2001      JANUARY 29, 2000
                                                              ----------------      ----------------
Basic:
    Net income                                                   $  190,377           $   93,007
                                                                 ==========           ==========

    Weighted shares outstanding                                     357,070              349,352
                                                                 ==========           ==========

    Earnings per share                                                $0.53                $0.26
                                                                      =====                =====

Diluted:
    Net income                                                   $  190,377           $   93,007
                                                                 ==========           ==========

    Weighted shares outstanding                                     357,070              349,352
    Assumed exercise of common stock equivalents                     26,322               25,106
                                                                 ----------           ----------
    Weighted average common and common equivalent shares            383,392              374,458
                                                                 ==========           ==========

    Earnings per share                                                $0.50                $0.25
                                                                      =====                =====

Note 5 - Investments

On December 27, 2000, the Company sold its investment in WaferTech, LLC to Taiwan Semiconductor Manufacturing Company. The Company received approximately $61 million in cash and realized a pretax gain of approximately $28 million. The realized gain is included in other nonoperating income.

Note 6 - Acquisitions

During the first quarter of fiscal 2001, the Company completed several acquisitions. On October 31, 2000, the Company acquired Thomas Neuroth AG (Neuroth) of Vienna, Austria for approximately $4 million in cash, with additional contingent cash consideration of up to $4 million payable if certain operational objectives are achieved. Neuroth is a developer of highly integrated circuits for symmetric DSL broadband access. On November 10, 2000, the Company acquired Signal Processing Associates Pty. Ltd., (SPA) of Victoria, Australia for approximately $3 million in cash, with additional contingent cash consideration of up to $1.5 million payable if certain operational objectives are achieved. SPA is a leading developer and supplier of voice processing and fax/data relay software for telecommunications applications. On December 18, 2000, the Company acquired Integrated Micro Instruments, Inc. (IMI) of Berkeley, California for approximately $1 million in cash and 13,750 shares of common stock (valued at approximately $746,000), with an additional 50,000 shares of common stock issuable over the next five years upon the satisfaction of certain conditions. IMI develops leading edge MEMS process designs. On January 4, 2001, the Company acquired ChipLogic, Inc. (ChipLogic) of Santa Clara, California for cash of approximately $4 million and approximately 1 million shares of common stock (valued at approximately $60 million), with 489,375 shares of additional common stock issuable if certain operational objectives are achieved. ChipLogic is a developer of high-performance integrated circuits and software focused on the convergence of voice, broadband access and network protocol processing. In connection with the acquisition of ChipLogic, the Company recorded a charge of $9.5 million for the write-off of in-process research and development. On January 16, 2001, the Company acquired Staccato Systems, Inc. (Staccato) of Mountain View, California for approximately $23 million in cash, with additional contingent cash consideration of up to $7 million payable if certain operational objectives are achieved. Staccato is a leader in the field of audio synthesis technology. Any contingent consideration paid to Staccato will be accounted for as additional goodwill. Of the $4 million of contingent consideration payable to Neuroth, $3 million will be allocated to goodwill and $1 million will be accounted for as acquisition-related expense. All other contingent consideration will be accounted for as acquisition-related expense. These acquisitions were accounted for as purchases, and the excess of the purchase price over the fair value of the assets acquired was allocated to goodwill, which is being amortized on the straight-line basis over five years.

Pro forma results of operations for Neuroth, SPA, IMI, ChipLogic and Staccato have not been provided herein as they were not material to the Company on either an individual or an aggregate basis. The results of operations of each acquisition are included in the Company's consolidated statement of income from the date of each acquisition.

Note 7 - Segment Information

The Company operates in two segments: the design, manufacture and marketing of a broad range of integrated circuits, which comprises approximately 98% of the Company's revenue, and the design, manufacture and marketing of a range of assembled products, which accounts for the remaining 2% of the Company's revenue. Effectively, the Company operates in one reportable segment.


Note 8 - New Accounting Standards

Revenue Recognition

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 summarizes the application of generally accepted accounting principles to revenue recognition in financial statements. The Company will adopt SAB 101 in the fourth quarter of fiscal 2001 and does not expect SAB 101 to have a material effect on its financial position or results of operation.

Derivatives

Effective October 29, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, (FAS 133), "Accounting for Derivative Instruments and Hedging Activities," as amended by Statement of Financial Accounting Standards No. 138, (FAS 138), "Accounting for Certain Instruments and Certain Hedging Activities". FAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure such instruments at fair market value. Under certain circumstances, a portion of the derivative's gain or loss is initially reported as a component of other comprehensive income (OCI) until the hedged transaction affects earnings. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. The adoption of FAS 133 on October 29, 2000 did not have a material impact on operations; however, it resulted in a $5 million loss recognized in other comprehensive income. This loss will be reclassified into earnings during fiscal 2001.

Foreign Exchange Exposure Management - The Company has significant international sales and purchase transactions in foreign currencies and has a policy of hedging forecasted and actual foreign currency risk with forward foreign exchange contracts. The Company's forward foreign exchange contracts are primarily denominated in Japanese yen and certain European currencies and are for periods consistent with the terms of the underlying transactions, generally one year or less. Derivative instruments are employed to eliminate or minimize certain foreign currency exposures that can be confidently identified and quantified. In accordance with FAS 133, hedges related to anticipated transactions are designated and documented at the inception of the respective hedge as cash flow hedges and evaluated for effectiveness monthly. As the terms of the forward contract and the underlying transaction are matched at inception, forward contract effectiveness is calculated by comparing the fair value of the contract to the change in the forward value of the anticipated transaction, with the effective portion of the gain or loss on the derivative instrument reported as a component of OCI in stockholders' equity and reclassified into earnings in the same period during which the hedged transaction affects earnings. Any residual change in fair value of the instruments, or ineffectiveness, is recognized immediately in Other expense. No ineffectiveness was recognized in the first quarter of fiscal 2001.

Additionally, the Company enters into foreign currency forward contracts to hedge the gains and losses generated by the remeasurement of certain recorded assets and liabilities in a non-functional currency. Changes in the fair value of these undesignated hedges are recognized in Other expense immediately as an offset to the changes in the fair value of the asset or liability being hedged.

Interest Rate Risk Management - The Company enters into interest rate swap and cap agreements to manage its exposure to interest rate movements by effectively converting a portion of its debt and certain financing arrangements from fixed to variable rates. Maturity dates of interest rate swap and cap agreements generally match those of the underlying debt or financing arrangements. These agreements, which have maturities of up to seven years, involve the exchange of fixed rate payments for variable rate payments without the exchange of the underlying principal amounts. Variable rates are based on six-month U.S. dollar LIBOR and are reset on a semiannual basis. The differential between fixed and variable rates to be paid or received is accrued as interest rates change in accordance with the agreements and recognized over the life of the agreements as an adjustment to interest expense. Given the insignificant value of the current interest rate swap and cap agreements, the Company has not designated these instruments as hedges. The change in fair value related to these instruments is recognized immediately in Other expense.

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

Accumulated Derivative Gains or Losses

The following table summarizes activity in other comprehensive income related to derivatives classified as cash flow hedges held by the Company during the period of October 29, 2000 (the date of adoption of FAS 133) through February 3, 2001:

Cumulative effect of adopting FAS 133 as of
 October 29, 2000                                                      $  5,200
Less: Reclassifications into earnings from other
 comprehensive income                                                     2,800
                                                                       --------
                                                                          2,400
Changes in fair value of derivatives - (gain) loss                       (2,500)
                                                                       --------
Accumulated (gain) loss included in other comprehensive income         $   (100)
                                                                       ========

Note 9 - Stock Split

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in Item 1 of this Quarterly Report and the audited consolidated financial statements and related notes and Management Analysis for the fiscal year ended October 28, 2000, contained in the our 2000 Annual Report.

The following discussion and analysis may contain forward-looking statements. Such statements are subject to certain risks and uncertainties, including those discussed below or in our 2000 Annual Report, which could cause actual results to differ materially from our expectations. Readers are cautioned not to place undue reliance on any forward-looking statements, as they reflect management's current analysis. We undertake no obligation to release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Results of Operations

         Net sales for the first quarter of fiscal 2001 increased by $282 million, or 58%, to $772 million from $490 million for the first quarter of fiscal 2000. Analog IC product sales grew by 61% and DSP IC product sales grew by 48% over the same quarter last year. Sales to OEM customers increased 65% over the first quarter of fiscal 2000. Sales into the distribution channel increased 46% over the same quarter last year. Sales increased in all end-markets with the communications market representing the largest growth area. These year-over-year sales increases were attributable to growth in the markets we serve along with increased demand for our newest products.

         Sales increased in all geographic regions with the largest increase occurring in North America. International sales for the first quarter of fiscal 2001 and fiscal 2000 represented 56% of sales.

         Our net sales for the first quarter of fiscal 2001 declined 4% from the fourth quarter of fiscal 2000 as a result of rapidly decreasing demand in the latter half of the first quarter of fiscal 2001. The decrease in demand was primarily the result of significant order cancellations and adjustments from computer and telecommunications customers and contract manufacturers in North America and Southeast Asia in response to an inventory build-up in both the OEM and distributor channels. We anticipate further revenue reductions in the second quarter of fiscal 2001 as this downward trend in demand has continued and has been exacerbated by a significant drop in consumer confidence in response to a pessimistic economic picture in the U.S. and Southeast Asia.

         The gross margin for the first quarter of fiscal 2001 was 58.6%, an improvement of 450 basis points from the 54.1% gross margin realized in the first quarter of fiscal 2000. The improvement in gross margin was primarily due to the favorable effect of fixed costs allocated across a higher sales base and improved manufacturing efficiencies at our wafer fabrication, assembly and test facilities.

         Research and development (R&D) expenses were $122 million for the three months ended February 3, 2001 compared to $83 million for the corresponding period of fiscal 2000. As a percentage of sales, R&D spending decreased during the first quarter of fiscal 2001 to 15.8%, down from 16.8% in the first quarter of fiscal 2000. In absolute dollar terms, R&D spending increased by $39 million in the first quarter of fiscal 2001 as compared to the first quarter of fiscal 2000 as a result of our continued investment in opportunities in our served markets. Additional expenses associated with increased engineering headcount, combined with the effect of increased bonus accruals in the first quarter of fiscal 2001, were the main reasons for the year-over-year increase. We expect to continue the development of innovative technologies and processes for new products targeted for broadband and wireless communications applications, imaging, audio and high-performance power and thermal management products for computer and consumer product applications. We believe that a continued commitment to research and development is essential in order to maintain product leadership with our existing products and to provide innovative new product offerings, and therefore we expect to continue to make significant R&D investments in the future.

         During the first quarter of fiscal 2001, we recorded a charge of $9.5 million for the write-off of in-process R&D in connection with the acquisition of ChipLogic, Inc., of Santa Clara, California. The total cost of the acquisition was approximately $60 million in common stock and $4 million in cash, with additional contingent consideration of 489,375 shares of common stock payable if ChipLogic achieves certain operational objectives. The contingent consideration is expected to be accounted for as acquisition-related expense.

         Amortization of intangibles was $10 million in the first quarter of fiscal 2001 as compared with $0.5 million recorded in the first quarter of fiscal 2000. The year-over-year increase was primarily due to the amortization of goodwill related to the purchase of BCO Technologies plc, Ltd. in the fourth quarter of fiscal 2000.

         Selling, marketing, general and administrative (SMG&A) expenses for the first quarter of fiscal 2001 were $86 million, an increase of $21 million from the $65 million reported for the first quarter of fiscal 2000. As a percentage of sales, SMG&A decreased to 11.1% for the first quarter of fiscal 2001 from 13.2% for the first quarter of fiscal 2000 as a result of increased sales and continued control over spending.

         The combination of higher sales, higher gross margins and a reduction in operating expense ratios provided strong operating leverage that improved the operating margin to 29.2% of sales, compared to 24.0% in the first quarter of fiscal 2000.

         Interest expense was $17 million for the first quarter of fiscal 2001 and $2 million for the first quarter of fiscal 2000. The increase in interest expense was due to the issuance in the fourth quarter of fiscal 2000 of $1.2 billion of 4.75% convertible subordinated notes.

         Interest income was $41 million for the first quarter of fiscal 2001 and $12 million for the first quarter of fiscal 2000. The increase in interest income was attributable to the interest earned on higher cash balances resulting from increased cash flow from operations as well as the unused portion of the funds from our 4.75% convertible subordinated notes.

         During the first quarter of fiscal 2001, we sold our investment in WaferTech, LLC to Taiwan Semiconductor Manufacturing Company for $61 million in cash. As a result of this transaction, we recorded a pretax gain of approximately $28 million, which is included in other nonoperating income.

         Our effective income tax rate increased to 31% for the first quarter of fiscal 2001 from 27% for the first quarter of fiscal 2000 primarily due to a shift in the mix of worldwide profits as well as a taxable capital gain from the sale of our WaferTech investment in the first quarter of fiscal 2001.

Liquidity and Capital Resources

         At February 3, 2001, we had $2,350 million of cash, cash equivalents and short-term investments, an increase of $115 million from the fourth quarter of 2000 and $1,455 million from the first quarter of fiscal 2000. The sequential increase in cash, cash equivalents and short-term investments was primarily due to operating cash inflows of $253 million, partially offset by increased capital expenditures. The year-over-year increase in cash, cash equivalents and short-term investments was primarily due to $1,172 million of proceeds from the issuance of our 4.75% convertible subordinated notes in the fourth quarter of fiscal 2000.

         Accounts receivable totaled $421 million at the end of the first quarter of fiscal 2001, a decrease of $43 million from the fourth quarter of fiscal 2000 primarily due to a 4% sequential decline in sales. Accounts receivable increased $123 million from the first quarter of fiscal 2000 due to higher sales levels. Days sales outstanding improved from 56 days at January 29, 2000 to 49 days at February 3, 2001.

         Inventories of $357 million at February 3, 2001 increased by $25 million from the fourth quarter of fiscal 2000 and $107 million from the first quarter of fiscal 2000. Days cost of sales in inventory remained flat year-over-year despite increased inventory levels in response to a 58% increase in sales and higher demand for our products. The sequential increase in inventory levels was due to a general economic slowdown during the first quarter of fiscal 2001 that is constraining demand for technology products.

         Net additions to property, plant and equipment of $139 million for the first quarter of fiscal 2001 were funded with a combination of cash on hand and cash generated from operations. Capital spending in the first quarter of fiscal 2001 increased over the $41 million spent in the first quarter of fiscal 2000, primarily attributable to the expansion of manufacturing capability to meet sales growth during fiscal 2000. We currently plan to make capital expenditures of approximately $400 million in fiscal 2001.

         During the first quarter of fiscal 2001, we completed several acquisitions. On October 31, 2000, we acquired Thomas Neuroth AG (Neuroth) of Vienna, Austria for approximately $4 million in cash, with additional contingent cash consideration of up to $4 million payable if certain operational objectives are achieved. Neuroth is a developer of highly integrated circuits for symmetric DSL broadband access. On November 10, 2000, we acquired Signal Processing Associates Pty. Ltd., (SPA) of Victoria, Australia for approximately $3 million in cash, with additional contingent cash consideration of up to $1.5 million payable if certain operational objectives are achieved. SPA is a leading developer and supplier of voice processing and fax/data relay software for telecommunications applications. On December 18, 2000, we acquired Integrated Micro Instruments, Inc. (IMI) of Berkeley, California for approximately $1 million in cash and 13,750 shares of our common stock, with an additional 50,000 shares of common stock issuable over the next five years upon the satisfaction of certain conditions. IMI develops leading edge MEMS process designs. On January 4, 2001, we acquired ChipLogic, Inc. (ChipLogic) of Santa Clara, California for approximately 1 million shares of our common stock, with 489,375 shares of additional common stock issuable if certain operational objectives are achieved. ChipLogic is a developer of high-performance integrated circuits and software focused on the convergence of voice, broadband access and network protocol processing. On January 16, 2001, we acquired Staccato Systems, Inc. (Staccato) of Mountain View, California for approximately $23 million in cash, with additional contingent cash consideration of up to $7 million payable if certain operational objectives are achieved. Staccato is a leader in the field of audio synthesis technology.

         At February 3, 2001, our principal sources of liquidity were $2,350 million of cash, cash equivalents and short-term investments.

         We believe that our existing sources of liquidity and cash expected to be generated from future operations, together with current and anticipated available long-term financing, will be sufficient to fund operations, capital expenditures and research and development efforts for the foreseeable future.

Factors Which May Affect Future Results

We may experience material fluctuations in future operating results.

Our future operating results are difficult to predict and may be affected by a number of factors including the timing of new product announcements or introductions by us and our competitors, competitive pricing pressures, fluctuations in manufacturing yields, adequate availability of wafers and manufacturing capacity, the effects of adverse changes in overall economic conditions, the risk that our backlog could decline significantly, our ability to continue hiring engineers and other qualified employees needed to meet the expected demands of our largest customers and changes in product mix and economic conditions in the United States and international markets. In addition, the semiconductor market has historically been cyclical and subject to significant economic downturns at various times. Our business is subject to rapid technological changes and there can be no assurance, depending on the mix of future business, that products stocked in inventory will not be rendered obsolete before we ship them. As a result of these and other factors, there can be no assurance that we will not experience material fluctuations in future operating results on a quarterly or annual basis.

Our future success depends upon our ability to develop and market new products and enter new markets.

Our success depends in part on our continued ability to develop and market new products. There can be no assurance that we will be able to develop and introduce new products in a timely manner or that new products, if developed, will achieve market acceptance. In addition, our growth is dependent on our continued ability to penetrate new markets where we have limited experience and competition is intense. There can be no assurance that the markets we serve will grow in the future; that our existing and new products will meet the requirements of these markets; that our products will achieve customer acceptance in these markets; that competitors will not force prices to an unacceptably low level or take market share from us; or that we can achieve or maintain profits in these markets. Also, some of our customers in these markets are less well established, which could subject us to increased credit risk.

We may not be able to compete successfully in the semiconductor industry in the future.

The semiconductor industry is intensely competitive. Some of our competitors have greater technical, marketing, manufacturing and financial resources than we do. Our competitors also include emerging companies attempting to sell products to specialized markets such as those that we serve. Our competitors have, in some cases, developed and marketed products having similar design and functionality as our products. There can be no assurance that we will be able to compete successfully in the future against existing or new competitors or that our operating results will not be adversely affected by increased price competition.

We may not be able to satisfy increasing demand for our products, and increased production may lead to overcapacity and lower prices.

The cyclical nature of the semiconductor industry has resulted in sustained or short-term periods when demand for our products has increased or decreased rapidly. We and the semiconductor industry have experienced a period of rapid increases in demand during the past two fiscal years. We have increased our manufacturing capacity over the past three years through both expansion of our production facilities and increased access to third-party foundries. However, we cannot be sure that we will not encounter unanticipated production problems at either our own facilities or at third-party foundries, or that the increased capacity will be sufficient to satisfy demand for our products. We believe that other semiconductor manufacturers have expanded their production capacity over the past several years. This expansion by us and our competitors could lead to overcapacity in our target markets, which could lead to price erosion that would adversely affect our operating results.

We rely on third-party subcontractors and manufacturers for some industry-standard wafers and therefore cannot control their availability or conditions of supply.

We rely, and plan to continue to rely, on assembly and test subcontractors and on third-party wafer fabricators to supply most of our wafers that can be manufactured using industry-standard digital processes. This reliance involves several risks, including reduced control over delivery schedules, manufacturing yields and costs.

Our revenues may not increase enough to offset the expense of additional capacity.

Our capacity additions resulted in a significant increase in operating expenses. If revenue levels do not increase enough to offset these additional expense levels, our future operating results could be adversely affected. In addition, asset values could be impaired if the additional capacity is underutilized for an extended period of time.

We rely on manufacturing capacity located in geologically unstable areas, which could affect the availability of supplies and services.

We and many companies in the semiconductor industry rely on internal manufacturing capacity located in California and Taiwan as well as wafer fabrication foundries in Taiwan and other sub-contractors in geologically unstable locations around the world. This reliance involves risks associated with the impact of earthquakes on us and the semiconductor industry, including temporary loss of capacity, availability and cost of key raw materials and equipment, and availability of key services including transport.

We are exposed to economic and political risks through our significant international operations.

During the first quarter of fiscal 2001, 56% of our revenues were derived from customers in international markets. We have manufacturing facilities outside the United States in Ireland, the United Kingdom, the Philippines and Taiwan. In addition to being exposed to the ongoing economic cycles in the semiconductor industry, we are also subject to the economic and political risks inherent in international operations, including the risks associated with the ongoing uncertainties in many developing economies around the world. These risks include air transportation disruptions, expropriation, currency controls and changes in currency exchange rates, tax and tariff rates and freight rates. Although we engage in hedging transactions to reduce our exposure to currency exchange rate fluctuations, there can be no assurance that our competitive position will not be adversely affected by changes in the exchange rate of the U.S. dollar against other currencies.

We are involved in frequent litigation regarding intellectual property rights, which could be costly to undertake and could require us to redesign products or pay significant royalties.

The semiconductor industry is characterized by frequent claims and litigation involving patent and other intellectual property rights. We have from time to time received, and may in the future receive, claims from third parties asserting that our products or processes infringe their patents or other intellectual property rights. In the event a third party makes a valid intellectual property claim and a license is not available on commercially reasonable terms, we could be forced either to redesign or to stop production of products incorporating that intellectual property, and our operating results could be materially and adversely affected. Litigation may be necessary to enforce patents or other of our intellectual property rights or to defend us against claims of infringement, and this litigation can be costly and divert the attention of key personnel. See Note 11 of the Notes to our Consolidated Financial Statements for the fiscal year ended October 28, 2000 for information concerning pending litigation involving us. An adverse outcome in this litigation could have a material adverse effect on our consolidated financial position or on our consolidated results of operations or cash flows in the period in which the litigation is resolved.

Leverage and debt service obligations may adversely affect our cash flow.

We have a substantial amount of outstanding indebtedness. There is the possibility that we may be unable to generate cash sufficient to pay the principal of, interest on and other amounts due in respect of this indebtedness when due. Our substantial leverage could have significant negative consequences. This substantial leverage could increase our vulnerability to general adverse economic and industry conditions. It may require the dedication of a substantial portion of our expected cash flow from operations to service the indebtedness, thereby reducing the amount of our expected cash flow available for other purposes, including capital expenditures. It may also limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated herein by reference to the "Management Analysis" set forth on pages 18 through 25 of the 2000 Annual Report to Shareholders.

ITEM 6. Exhibits and reports on Form 8-K

    (a) Exhibits

        None

    (b) Report on Form 8-K

        Form 8-K, dated December 7, 2000, as amended by Form 8-K/A dated December 13, 2000, reporting under Item 7 selected consolidated financial data for the five-year period ended October 30, 1999 and description of capital stock.

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



                                        ANALOG DEVICES, INC.
                                        --------------------
                                           (Registrant)



Date:   March 19, 2001                  By:   /s/ Jerald G. Fishman
                                              ----------------------------------
                                              Jerald G. Fishman
                                              President and
                                              Chief Executive Officer
                                              (Principal Executive Officer)


Date:   March 19, 2001                  By:   /s/ Joseph E. McDonough
                                              ----------------------------------
                                              Joseph E. McDonough
                                              Vice President-Finance
                                              and Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)