Form 10-Q
period 2001-05-05
ANALOG DEVICES INC
filed 2001-06-18
CIK 6281

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  (MARK ONE)
    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED MAY 5, 2001
                                       OR
    [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

     The number of shares outstanding of each of the issuer's classes of Common Stock as of June 2, 2001 was 360,611,469 shares of Common Stock.


================================================================================

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(thousands except per share amounts)

                                                            Three Months Ended
                                                         ----------------------------
                                                         May 5, 2001   April 29, 2000
                                                         -----------   --------------
Net sales                                                 $ 601,442       $ 580,995

Cost of sales                                               258,635         257,184
                                                          ---------       ---------

Gross margin                                                342,807         323,811

Operating expenses:
      Research and development                              124,821          90,026
      Amortization of intangibles                            13,996             676
      Selling, marketing, general and administrative         77,563          71,073
                                                          ---------       ---------
                                                            216,380         161,775

Operating income                                            126,427         162,036

Nonoperating (income) expenses:
      Interest expense                                       16,245             822
      Interest income                                       (35,817)        (13,595)
      Other, net                                             (1,173)            449
                                                          ---------       ---------
                                                            (20,745)        (12,324)
                                                          ---------       ---------

Income before income taxes                                  147,172         174,360

Provision for income taxes                                   44,676          52,308
                                                          ---------       ---------

Net income                                                $ 102,496       $ 122,052
                                                          =========       =========

Shares used to compute earnings per share - basic           358,739         352,706
                                                          =========       =========

Shares used to compute earnings per share - diluted         380,777         382,321
                                                          =========       =========

Earnings per share - basic                                $    0.29       $    0.35
                                                          =========       =========

Earnings per share - diluted                              $    0.27       $    0.32
                                                          =========       =========


See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(thousands except per share amounts)

                                                                Six Months Ended
                                                          -------------------------------
                                                          May 5, 2001      April 29, 2000
                                                          -----------      --------------
Net sales                                                 $ 1,373,716       $ 1,071,272

Cost of sales                                                 578,655           482,271
                                                          -----------       -----------

Gross margin                                                  795,061           589,001

Operating expenses:
      Research and development                                246,531           172,542
      Purchased in-process research and development             9,500                --
      Amortization of intangibles                              24,302             1,172
      Selling, marketing, general and administrative          163,116           135,597
                                                          -----------       -----------
                                                              443,449           309,311

Operating income                                              351,612           279,690

Nonoperating (income) expenses:
      Interest expense                                         33,114             2,503
      Interest income                                         (77,065)          (25,501)
      Other, net                                              (29,289)            1,263
                                                          -----------       -----------
                                                              (73,240)          (21,735)
                                                          -----------       -----------

Income before income taxes                                    424,852           301,425

Provision for income taxes                                    131,979            86,366
                                                          -----------       -----------

Net income                                                $   292,873       $   215,059
                                                          ===========       ===========

Shares used to compute earnings per share - basic             357,905           351,029
                                                          ===========       ===========

Shares used to compute earnings per share - diluted           382,084           378,389
                                                          ===========       ===========

Earnings per share - basic                                $      0.82       $      0.61
                                                          ===========       ===========

Earnings per share - diluted                              $      0.77       $      0.57
                                                          ===========       ===========


See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands)


Assets                                             May 5, 2001   October 28, 2000  April 29, 2000
                                                   -----------   ----------------  --------------
Cash and cash equivalents                           $1,217,084      $1,736,421      $  514,894
Short-term investments                               1,292,462         498,844         416,559
Accounts receivable, net                               343,848         463,912         351,538
Inventories:
    Raw materials                                       22,227          17,505          13,105
    Work in process                                    191,453         179,918         150,002
    Finished goods                                     105,154         134,671         117,291
                                                    ----------      ----------      ----------
                                                       318,834         332,094         280,398
Deferred tax assets                                    113,000         108,989          98,000
Prepaid expenses and other current assets               38,237          27,754          11,236
                                                    ----------      ----------      ----------
    Total current assets                             3,323,465       3,168,014       1,672,625
                                                    ----------      ----------      ----------

Property, plant and equipment, at cost:
    Land and buildings                                 277,730         238,550         179,068
    Machinery and equipment                          1,429,411       1,260,572       1,151,759
    Office equipment                                    92,830          86,930          80,718
    Leasehold improvements                             130,709         120,710         113,807
                                                    ----------      ----------      ----------
                                                     1,930,680       1,706,762       1,525,352

Less accumulated depreciation and amortization         992,471         927,536         860,591
                                                    ----------      ----------      ----------
    Net property, plant and equipment                  938,209         779,226         664,761
                                                    ----------      ----------      ----------

Investments                                            223,006         217,755         260,755
Intangible assets, net                                 256,271         192,698          34,956
Other assets                                            56,555          53,644          35,925
                                                    ----------      ----------      ----------
    Total other assets                                 535,832         464,097         331,636
                                                    ----------      ----------      ----------
                                                    $4,797,506      $4,411,337      $2,669,022
                                                    ==========      ==========      ==========


See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands)

Liabilities and Stockholders' Equity                                  May 5, 2001     October 28, 2000  April 29, 2000
                                                                      -----------     ----------------  --------------
Short-term borrowings and current
  portion of long-term debt                                           $       48        $    5,752        $       --
Obligations under capital leases                                           7,135             9,938            13,457
Accounts payable                                                         129,756           213,196           139,903
Deferred income on shipments to distributors                             149,169           140,369           112,795
Income taxes payable                                                     178,923            86,625           135,720
Accrued liabilities                                                      191,982           194,017           152,007
                                                                      ----------        ----------        ----------
      Total current liabilities                                          657,013           649,897           553,882
                                                                      ----------        ----------        ----------

Long-term debt                                                         1,200,421         1,200,261                --
Non-current obligations under capital leases                               8,905            12,699            12,655
Deferred income taxes                                                     52,420            51,205            55,000
Other non-current liabilities                                            229,505           193,625           180,346
                                                                      ----------        ----------        ----------
      Total non-current liabilities                                    1,491,251         1,457,790           248,001
                                                                      ----------        ----------        ----------

Commitments and Contingencies

Stockholders' equity:
    Preferred stock, $1.00 par value, 471,934 shares authorized,
      none outstanding                                                        --               --                 --
    Common stock, $.16 2/3 par value, 600,000,000 shares
      authorized, 360,684,042 shares issued
      (357,969,010 in October 2000 and 355,095,676
      in April 2000)                                                      60,115           59,663             59,183
Capital in excess of par value                                           598,938          526,820            457,887
Retained earnings                                                      2,010,816        1,717,943          1,325,870
Accumulated other comprehensive income                                     4,100            2,841             25,702
                                                                      ----------       ----------         ----------
                                                                       2,673,969        2,307,267          1,868,642
Less 476,637 shares in treasury, at cost (45,186 in
    October 2000 and 19,552 in April 2000)                                24,727            3,617              1,503
                                                                      ----------       ----------         ----------
      Total stockholders' equity                                       2,649,242        2,303,650          1,867,139
                                                                      ----------       ----------         ----------
                                                                      $4,797,506       $4,411,337         $2,669,022
                                                                      ==========       ==========         ==========


See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(thousands)

                                                                    Six Months Ended
                                                             ------------------------------
                                                             May 5, 2001     April 29, 2000
                                                             -----------     --------------
OPERATIONS
Cash flows from operations:
    Net income                                               $   292,873       $   215,059
    Adjustments to reconcile net income
      to net cash provided by operations:
        Depreciation and amortization                            101,492            73,315
        Gain on sale of investment                               (28,084)               --
        Write-off of purchased research and development            9,500                --
        Deferred income taxes                                     (3,245)           (9,717)
        Other non-cash expense                                     2,692               559
        Changes in operating assets and liabilities              135,074            39,282
                                                             -----------       -----------
    Total adjustments                                            217,429           103,439
                                                             -----------       -----------
Net cash provided by operations                                  510,302           318,498
                                                             -----------       -----------

INVESTMENTS
Cash flows from investments:
    Purchase of short-term investments
      available for sale                                      (1,444,042)         (418,662)
    Maturities of short-term investments
      available for sale                                         650,424           408,656
    Payments for acquisitions, net of cash acquired              (37,526)           (2,176)
    Proceeds from sale of investment                              60,936                --
    Change in long-term investments                                   --               348
    Additions to property, plant and equipment, net             (234,845)          (92,846)
    Decrease in other assets                                      (3,899)            6,737
                                                             -----------       -----------
Net cash used for investments                                 (1,008,952)          (97,943)
                                                             -----------       -----------

FINANCING ACTIVITIES
Cash flows from financing activities:
    Proceeds from employee stock plans                             9,108            20,693
    Repurchase of common stock                                   (21,831)               --
    Payments on capital lease obligations                         (6,742)           (4,818)
    Net (decrease) increase in variable rate borrowings           (5,439)          (82,215)
                                                             -----------       -----------
Net cash (used for) provided by financing activities             (24,904)          (66,340)
                                                             -----------       -----------
Effect of exchange rate changes on cash                            4,217             4,788
                                                             -----------       -----------

Net (decrease) increase in cash and cash equivalents            (519,337)          159,003
Cash and cash equivalents at beginning of period               1,736,421           355,891
                                                             -----------       -----------
Cash and cash equivalents at end of period                   $ 1,217,084       $   514,894
                                                             ===========       ===========


See accompanying notes.

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED MAY 5, 2001
(all tabular amounts in thousands except per share amounts)


Note 1 - In the opinion of management, the information furnished in the accompanying condensed consolidated financial statements reflects all normal recurring adjustments that are necessary to fairly state the results for these interim periods and should be read in conjunction with the Company's Annual Report to Stockholders on Form 10-K for the fiscal year ended October 28, 2000 (2000 Annual Report).

The Company has a 52-53 week fiscal year that ends on the Saturday closest to the last day in October. Fiscal 2001 is a 53-week fiscal year, with the additional week occurring in the first quarter ended February 3, 2001.

Note 2 - Certain amounts reported in the previous year have been reclassified to conform to the fiscal 2001 presentation.

Note 3 - Comprehensive Income

Total comprehensive income, i.e., net income plus available-for-sale securities valuation adjustments, net gain or loss on derivative instruments designated as cash flow hedges and currency translation adjustments to stockholders' equity, for the first three months of fiscal 2001 and fiscal 2000 was $104 million and $109 million, respectively. For the first six months of fiscal 2001 and fiscal 2000, total comprehensive income was $294 million and $229 million, respectively.

Note 4 - Earnings Per Share

Basic earnings per share is computed based only on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of future issues of common stock relating to stock option programs and other potentially dilutive securities. In calculating diluted earnings per share, the dilutive effect of stock options is computed using the average market price for the period. Shares related to convertible debt financing are excluded because the effect would be anti-dilutive. Certain of the Company's stock options were excluded because they were antidilutive, but these options could be dilutive in the future. The following table sets forth the computation of basic and diluted earnings per share:

                                                                   Three Months Ended
                                                              -----------------------------
                                                              May 5, 2001    April 29, 2000
                                                              -----------    --------------
Basic:
    Net income                                                  $102,496        $122,052
                                                                ========        ========

    Weighted shares outstanding                                  358,739         352,706
                                                                ========        ========

    Earnings per share                                          $   0.29        $   0.35
                                                                ========        ========

Diluted:
    Net income                                                  $102,496        $122,052
                                                                ========        ========

    Weighted shares outstanding                                  358,739         352,706
    Assumed exercise of common stock equivalents                  22,038          29,615
                                                                --------        --------
    Weighted average common and common equivalent shares         380,777         382,321
                                                                ========        ========

    Earnings per share                                          $   0.27        $   0.32
                                                                ========        ========

                                                                   Six Months Ended
                                                              ----------------------------
                                                              May 5, 2001   April 29, 2000
                                                              -----------   --------------
Basic:
    Net income                                                  $292,873        $215,059
                                                                ========        ========

    Weighted shares outstanding                                  357,905         351,029
                                                                ========        ========

    Earnings per share                                          $   0.82        $   0.61
                                                                ========        ========

Diluted:
    Net income                                                  $292,873        $215,059
                                                                ========        ========

    Weighted shares outstanding                                  357,905         351,029
    Assumed exercise of common stock equivalents                  24,179          27,360
                                                                --------        --------
    Weighted average common and common equivalent shares         382,084         378,389
                                                                ========        ========

    Earnings per share                                          $   0.77        $   0.57
                                                                ========        ========


Note 5 - Investments

On December 27, 2000, the Company sold its investment in WaferTech, LLC to Taiwan Semiconductor Manufacturing Company. The Company received approximately $61 million in cash and realized a pretax gain of approximately $28 million. The realized gain is included in other nonoperating income.

Note 6 - Acquisitions

During the first quarter of fiscal 2001, the Company completed several acquisitions. On October 31, 2000, the Company acquired Thomas Neuroth AG (Neuroth) of Vienna, Austria for approximately $4 million in cash, with additional contingent cash consideration of up to $4 million payable if certain operational objectives are achieved. Neuroth is a developer of highly integrated circuits for symmetric DSL broadband access. On November 10, 2000, the Company acquired Signal Processing Associates Pty. Ltd., (SPA) of Victoria, Australia for approximately $3 million in cash, with additional contingent cash consideration of up to $1.5 million payable if certain operational objectives are achieved. SPA is a developer and supplier of voice processing and fax/data relay software for telecommunications applications. On December 18, 2000, the Company acquired Integrated Micro Instruments, Inc. (IMI) of Berkeley, California for approximately $1 million in cash and 13,750 shares of common stock (valued at approximately $746,000), with an additional 50,000 shares of common stock issuable over the next five years upon the satisfaction of certain conditions. IMI develops MEMS process designs. On January 4, 2001, the Company acquired ChipLogic, Inc. (ChipLogic) of Santa Clara, California for cash of approximately $4 million and approximately 1 million shares of common stock (valued at approximately $60 million), with 489,375 shares of additional common stock issuable if certain operational objectives are achieved. In the second quarter of fiscal 2001, approximately $1.4 million of expense was recorded related to 44,000 shares of common stock to be issued related to the achievement of certain of these objectives. ChipLogic is a developer of high-performance integrated circuits and software focused on the convergence of voice, broadband access and network protocol processing. In connection with the acquisition of ChipLogic, the Company recorded a charge of $9.5 million for the write-off of in-process research and development in the first quarter of fiscal 2001. On January 16, 2001, the Company acquired Staccato Systems, Inc. (Staccato) of Mountain View, California for approximately $23 million in cash, with additional contingent cash consideration of up to $7 million payable if certain operational objectives are achieved. Approximately $2 million of the contingent consideration has been paid. Staccato is in the field of audio synthesis technology. Any contingent consideration paid to Staccato will be accounted for as additional goodwill. Of the $4 million of contingent consideration payable to Neuroth, $3 million will be allocated to goodwill and $1 million will be accounted for as acquisition-related expense. All other contingent consideration will be accounted for as acquisition-related expense. These acquisitions were accounted for as purchases, and the excess of the purchase price over the fair value of the assets acquired was allocated to goodwill, which is being amortized on the straight-line basis over five years.

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

Note 8 - New Accounting Standards

Revenue Recognition

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 summarizes the application of generally accepted accounting principles to revenue recognition in financial statements. The Company will adopt SAB 101 in the fourth quarter of fiscal 2001 and does not expect SAB 101 to have a material effect on its financial position or results of operations.

Derivatives

Effective October 29, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, (FAS 133), "Accounting for Derivative Instruments and Hedging Activities," as amended by Statement of Financial Accounting Standards No. 138, (FAS 138), "Accounting for Certain Instruments and Certain Hedging Activities." FAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure such instruments at fair market value. Under certain circumstances, a portion of the derivative's gain or loss is initially reported as a component of other comprehensive income (OCI) until the hedged transaction affects earnings. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. The adoption of FAS 133 on October 29, 2000 did not have a material impact on operations; however, it resulted in a $5 million loss recognized in OCI. This loss is being reclassified into earnings during fiscal 2001.

Foreign Exchange Exposure Management - The Company has significant international sales and purchase transactions in foreign currencies and has a policy of hedging forecasted and actual foreign currency risk with forward foreign exchange contracts. The Company's forward foreign exchange contracts are primarily denominated in Japanese yen and certain European currencies and are for periods consistent with the terms of the underlying transactions, generally one year or less. Derivative instruments are employed to eliminate or minimize certain foreign currency exposures that can be confidently identified and quantified. In accordance with FAS 133, hedges related to anticipated transactions are designated and documented at the inception of the respective hedge as cash flow hedges and evaluated for effectiveness monthly. As the terms of the forward contract and the underlying transaction are matched at inception, forward contract effectiveness is calculated by comparing the fair value of the contract to the change in the forward value of the anticipated transaction, with the effective portion of the gain or loss on the derivative instrument reported as a component of OCI in stockholders' equity and reclassified into earnings in the same period during which the hedged transaction affects earnings. Any residual change in fair value of the instruments, or ineffectiveness, is recognized immediately in other expense. No ineffectiveness was recognized in the first or second quarters of fiscal 2001.

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

Accumulated Derivative Gains or Losses

The following table summarizes activity in other comprehensive income related to derivatives classified as cash flow hedges held by the Company during the period of October 29, 2000 (the date of adoption of FAS 133) through May 5, 2001:

Cumulative effect of adopting FAS 133 as of October 29, 2000            $ 5,200
Less: Reclassifications into earnings from other comprehensive income    (3,300)
                                                                        -------
                                                                          1,900
Changes in fair value of derivatives - (gain) loss                       (5,800)
Reclassification into earnings from other comprehensive income            1,300
                                                                        -------
Accumulated (gain) loss included in other comprehensive income          $(2,600)
                                                                        =======


The amount of accumulated gain that will be reclassified into earnings over the next twelve months is $2.6 million.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in Item 1 of this Quarterly Report and the audited consolidated financial statements and related notes and Management Analysis for the fiscal year ended October 28, 2000, contained in our 2000 Annual Report.

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

Results of Operations

Net sales for the second quarter of fiscal 2001 were $601 million, an increase of 4% from the $581 million reported for the second quarter of fiscal 2000. Net sales for the first six months of fiscal 2001 were $1,374 million, an increase of 28% from the $1,071 million reported for the comparable period of fiscal 2000. Analog IC product sales grew by 11% over the same quarter in fiscal 2000 and 34% over the same six-month period in fiscal 2000. Although sales of DSP IC products grew by 12% in the first six months of fiscal 2001 over the same prior year period, DSP IC product sales declined 18% in the second quarter of fiscal year 2001 from the same prior year quarter primarily due to significant order cancellations and adjustments particularly from telecommunications customers and contract manufacturers. The high levels of demand we experienced last year resulted in excess customer inventories in the current year that are still being absorbed in virtually every market we serve.

A 42% increase in second quarter fiscal 2001 sales in Europe over the same prior year quarter was partially offset by a 9% decrease in North American sales. For the six months ended May 5, 2001, sales increased in all regions, with the largest increase occurring in Europe. International sales in the second quarter of fiscal 2001 represented 61% of total sales compared to 56% in the second quarter of fiscal 2000.

Although we experienced overall sales growth in the three months and six months ended May 5, 2001 over the same prior year periods, deteriorating market conditions have resulted in a 22% sales decline compared to the fiscal quarter ended February 3, 2001, as the OEM and distributor channels continued to struggle with excess inventories and uncertain demand. We anticipate continued weak market conditions to result in a 10% decline in sequential revenue for our third quarter of fiscal 2001.

Gross margin was 57.0% for the second quarter of fiscal 2001, an increase of 130 basis points from the 55.7% gross margin achieved in the second quarter of fiscal 2000. The gross margin was 57.9% for the first six months of fiscal 2001, an increase of 290 basis points from the 55.0% gross margin achieved in the first six months of fiscal 2000. For the quarter ended May 5, 2001, the improvement in gross margin was due to a revenue shift to our higher margin analog products partially offset by reduced revenue levels and the impact of additional inventory reserves. For the six months ended May 5, 2001, the improvement in gross margin over the same prior year period was primarily due to the favorable effect of fixed costs allocated across a higher sales base and improved manufacturing efficiencies at our wafer fabrication, assembly and test facilities.

Research and development (R&D) expenses were $125 million and $247 million for the three and six months ended May 5, 2001, respectively, compared to $90 million and $173 million for the corresponding periods of fiscal 2000. As a percentage of sales, R&D spending increased during the second quarter of fiscal 2001 to 20.8%, up from 15.5% in the second quarter of fiscal 2000. The increases in R&D spending for both the three months and six months ended May 5, 2001 as compared to the same periods in the prior year are due primarily to increased engineering headcount and related employee expenses to continue development of new products. We expect to continue the development of innovative technologies and processes for new products targeted for broadband and wireless communications applications, imaging, audio and high-performance power and thermal management products for computer and consumer product applications. We believe that a continued commitment to research and development is essential in order to maintain product leadership with our existing products and to provide innovative new product offerings, and therefore we expect to continue to make significant R&D investments in the future.

During the first quarter of fiscal 2001, we recorded a charge of $9.5 million for the write-off of in-process R&D in connection with the acquisition of ChipLogic, Inc. of Santa Clara, California. The total cost of the acquisition was approximately $60 million in common stock and $4 million in cash, with additional contingent consideration of 489,375 shares of common stock payable if ChipLogic achieves certain operational objectives. The contingent consideration is expected to be accounted for as acquisition-related expense.

Amortization of intangibles was $14 million and $24 million in the three and six months ended May 5, 2001, respectively, compared to $0.7 million and $1.2 million in the three and six months ended April 29, 2000, respectively. The quarter over quarter and year over year increases in amortization were attributable to the amortization of goodwill associated with the acquisition of BCO Technologies plc, Ltd. completed in the fourth quarter of fiscal 2000, and the acquisitions of Thomas Neuroth AG, Signal Processing Associates Pty. Ltd., Integrated Micro Instruments, Inc., ChipLogic, Inc. and Staccato Systems, Inc. completed in the first quarter of fiscal 2001.

Selling, marketing, general & administrative (SMG&A) expenses for the second quarter of fiscal 2001 were $78 million, an increase of $7 million from the $71 million reported for the second quarter of fiscal 2000. SMG&A expenses for the six months ended May 5, 2001 were $163 million, compared to $136 million for the six months ended April 29, 2000. In the second quarter of fiscal 2001, SMG&A expenses as a percentage of sales remained relatively flat to the same period in the prior year, despite slightly higher sales, which reflects our continuing control over SMG&A spending.

Interest expense was $16 million and $33 million for the three and six months ended May 5, 2001, respectively, and $1 million and $3 million for the same prior year periods. These significant increases in interest expense were a result of the issuance of $1.2 billion of 4.75% convertible subordinated notes in the fourth quarter of fiscal 2000.

Interest income was $36 million and $77 million for the three and six months ended May 5, 2001, respectively, and $14 million and $26 million for the same prior year periods. These increases in interest income were attributable to the interest earned on higher cash balances resulting from increased cash flow from operations as well as the unused portion of the funds from the issuance of the 4.75% convertible subordinated notes in the fourth quarter of fiscal 2000.

During the first quarter of fiscal 2001, we completed the sale of our remaining investment in WaferTech, LLC to Taiwan Semiconductor Manufacturing Company for approximately $61 million. We recorded a pretax realized gain on the sale of this investment of approximately $28 million, which is included in other nonoperating income.

Our effective income tax rate for the second quarter of fiscal 2001 remained relatively to the prior year quarter at approximately 30%. The effective income tax rate increased to 31.1% for the first six months of fiscal 2001 from 28.7% for the first six months of fiscal 2000, primarily due to a shift in the mix of worldwide profits as well as a taxable gain on the sale of our WaferTech investment in the first quarter of fiscal 2001.

Liquidity and Capital Resources

At May 5, 2001, cash, cash equivalents and short-term investments totaled $2,510 million, an increase of $274 million from the fourth quarter of fiscal 2000 and an increase of $1,578 million from the second quarter of fiscal 2000. The increase in cash, cash equivalents and short-term investments in the first six months of fiscal 2001 was primarily due to operating cash inflows of $510 million and approximately $61 million received in the first quarter for the sale of an investment, partially offset by increased capital expenditures and payments for acquisitions. The year-over-year increase in cash, cash equivalents and short-term investments was primarily due to increased operating cash flows and $1,172 million of proceeds from the issuance of our 4.75% convertible subordinated notes in the fourth quarter of fiscal 2000.

Accounts receivable totaled $344 million at the end of the second quarter of fiscal 2001, a decrease of $120 million from the fourth quarter of fiscal 2000 primarily due to a 22% sequential decline in sales. Days sales outstanding slightly improved from 53 days at April 29, 2000 to 52 days at May 5, 2001.

Inventories of $319 million at May 5, 2001 were $13 million lower than the inventory levels at October 28, 2000 and $38 million higher than at the end of the second quarter of fiscal 2000. At May 5, 2001, days cost of sales in inventory increased to 119 days from 94 days at April 29, 2000 as demand continues to decline from the prior year record high levels.

During the first quarter of fiscal 2001, we completed the sale of our remaining investment in WaferTech, LLC to Taiwan Semiconductor Manufacturing Company for approximately $61 million. We recorded a pretax realized gain on the sale of this investment of approximately $28 million.

Net additions to property, plant and equipment of $235 million for the first six months of fiscal 2001 were funded with a combination of cash on hand and cash generated from operations. Capital spending in the first six months of fiscal 2001 was up substantially from the $93 million spent in the first six months of fiscal 2000. We had expanded our manufacturing capacity over the last few quarters as demand for our products increased rapidly. Because of the recent slowdown in our served markets, we have curtailed our capital spending but continue to add strategic capacity in anticipation of a resumption of growth. We currently plan to make capital expenditures of approximately $355 million during fiscal 2001.

During the first quarter of fiscal 2001, we completed several acquisitions. On October 31, 2000, we acquired Thomas Neuroth AG (Neuroth) of Vienna, Austria for approximately $4 million in cash, with additional contingent cash consideration of up to $4 million payable if certain operational objectives are achieved. Neuroth is a developer of highly integrated circuits for symmetric DSL broadband access. On November 10, 2000, we acquired Signal Processing Associates Pty. Ltd., (SPA) of Victoria, Australia for approximately $3 million in cash, with additional contingent cash consideration of up to $1.5 million payable if certain operational objectives are achieved. SPA is a developer and supplier of voice processing and fax/data relay software for telecommunications applications. On December 18, 2000, we acquired Integrated Micro Instruments, Inc. (IMI) of Berkeley, California for approximately $1 million in cash and 13,750 shares of our common stock, with an additional 50,000 shares of common stock issuable over the next five years upon the satisfaction of certain conditions. IMI develops MEMS process designs. On January 4, 2001, we acquired ChipLogic, Inc. (ChipLogic) of Santa Clara, California for approximately 1 million shares of our common stock, with 489,375 shares of additional common stock issuable if certain operational objectives are achieved. In the second quarter of fiscal 2001, approximately $1.4 million of expense was recorded related to 44,000 shares of common stock to be issued related to the achievement of certain of these objectives. ChipLogic is a developer of high-performance integrated circuits and software focused on the convergence of voice, broadband access and network protocol processing. On January 16, 2001, we acquired Staccato Systems, Inc. (Staccato) of Mountain View, California for approximately $23 million in cash, with additional contingent cash consideration of up to $7 million payable if certain operational objectives are achieved. Approximately $2 million of the contingent consideration has been paid. Staccato is in the field of audio synthesis technology.

At May 5, 2001, our principal sources of liquidity were $2,510 million of cash, cash equivalents and short-term investments.

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

Our future operating results are difficult to predict and may be affected by a number of factors including the timing of new product announcements or introductions by us and our competitors, competitive pricing pressures, fluctuations in manufacturing yields, adequate availability of wafers and manufacturing capacity, the effects of adverse changes in overall economic conditions, the risk that our backlog could decline significantly, our ability to continue hiring engineers and other qualified employees needed to meet the expected demands of our largest customers and changes in product mix and economic conditions in the United States and international markets. In addition, the semiconductor market has historically been cyclical and subject to significant economic downturns at various times, including the recent decline in demand experienced during the first six months of fiscal 2001. Our business is subject to rapid technological changes and there can be no assurance, depending on the mix of future business, that products stocked in inventory will not be rendered obsolete before we ship them. As a result of these and other factors, there can be no assurance that we will not experience material fluctuations in future operating results on a quarterly or annual basis.

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

The cyclical nature of the semiconductor industry has resulted in sustained or short-term periods when demand for our products has increased or decreased rapidly. We and the semiconductor industry experienced a period of rapid increases in demand in fiscal 1999 and 2001, and as a result we have increased our manufacturing capacity through both expansion of our production facilities and increased access to third-party foundries. However, we cannot be sure that we will not encounter unanticipated production problems at either our own facilities or at third-party foundries, or that the increased capacity will be sufficient to satisfy demand for our products. We believe that other semiconductor manufacturers have expanded their production capacity over the past several years. This expansion by us and our competitors, or continuation of the decline in the demand for semiconductor products that began in early fiscal 2001, has led to overcapacity in our target markets, which has resulted in a decline in our growth rate and could lead to price erosion that would adversely affect our operating results.

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

We, and many companies in the semiconductor industry, rely on internal manufacturing capacity located in California and Taiwan as well as wafer fabrication foundries in Taiwan and other sub-contractors in geologically unstable locations around the world. This reliance involves risks associated with the impact of earthquakes on us and the semiconductor industry, including temporary loss of capacity, availability and cost of key raw materials and equipment, and availability of key services including transport. In addition, California is currently experiencing internittent interruption in the availability of electricity. To date the impact on us has been negligible. However, electricity is a critical resource to us, without which our products could not be manufactured at factories exposed to continued lengthy power interruptions. Our future operations in Taiwan may also be affected by recent diplomatic and political tensions involving the governments of the United States and the People's Republic of China involving, among other things, U.S diplomatic support of and arms sales to Taiwan.

We are exposed to economic and political risks through our significant international operations.

During the first six months of fiscal 2001, 58% of our revenues were derived from customers in international markets. We have manufacturing facilities outside the United States in Ireland, the United Kingdom, the Philippines and Taiwan. In addition to being exposed to the ongoing economic cycles in the semiconductor industry, we are also subject to the economic and political risks inherent in international operations, including the risks associated with the ongoing uncertainties in many developing economies around the world. These risks include air transportation disruptions, expropriation, currency controls and changes in currency exchange rates, tax and tariff rates and freight rates. Although we engage in hedging transactions to reduce our exposure to currency exchange rate fluctuations, there can be no assurance that our competitive position will not be adversely affected by changes in the exchange rate of the U.S. dollar against other currencies.

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

We have a substantial amount of outstanding indebtedness. There is the possibility that we may be unable to generate cash sufficient to pay the principal of, interest on, and other amounts due in respect of, this indebtedness when due. Our substantial leverage could have significant negative consequences. This substantial leverage could increase our vulnerability to general adverse economic and industry conditions. It may require the dedication of a substantial portion of our expected cash flow from operations to service the indebtedness, thereby reducing the amount of our expected cash flow available for other purposes, including capital expenditures. It may also limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated herein by reference to the "Management Analysis" set forth on pages 18 through 25 of the 2000 Annual Report to Shareholders.

                           PART II - OTHER INFORMATION
                              ANALOG DEVICES, INC.

ITEM 2. Changes in Securities and Use of Proceeds

On February 6, 2001, we issued and delivered an aggregate of 27,136 shares of our common stock to three individuals in partial fulfillment of the payment by us of consideration to the three former stockholders of White Mountain DSP, Inc., which we acquired on February 5, 1999. We issued and delivered these shares under an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on March 13, 2001, the stockholders of the Company elected Messers. Jerald G. Fishman and F. Grant Saviers to serve as Class II Directors for a term of three years by the following votes:


Nominee                   Votes For        Votes Withheld       Broker Non Votes
--------------------------------------------------------------------------------
Jerald G. Fishman        308,884,304          6,494,278                0
F. Grant Saviers         302,610,228         12,768,354                0

Each of the following directors who were not up for reelection at the Annual Meeting of Stockholders will continue to serve as directors: Messrs. John L. Doyle, Ray Stata, Joel Moses, Lester C. Thurow and Charles O. Holliday, Jr.

Stockholders also ratified the selection by the Board of Directors of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending November 3, 2001, by a vote of 314,080,371 in favor, 289,701 opposed and 1,008,510 abstaining.

ITEM 6.  Exhibits and reports on Form 8-K

   (a)  Exhibits

        None

   (b)  Report on Form 8-K

        None





Items 1, 3 and 5 of PART II are not applicable and have been omitted.

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



                                     Analog Devices, Inc.
                                     --------------------
                                        (Registrant)



Date:   June 18, 2001                By:   /s/ Jerald G. Fishman
                                           ---------------------------------
                                           Jerald G. Fishman
                                           President and
                                           Chief Executive Officer
                                           (Principal Executive Officer)


Date:   June 18, 2001                By:   /s/ Joseph E. McDonough
                                           ---------------------------------
                                           Joseph E. McDonough
                                           Vice President-Finance
                                           and Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)