Form 10-Q
period 2001-08-04
ANALOG DEVICES INC
filed 2001-09-18
CIK 6281

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  (MARK ONE)
    [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED AUGUST 4, 2001
                                       OR
    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM_______________ TO ________________

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

                             ----------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO

     The number of shares outstanding of each of the issuer's classes of Common Stock as of September 1, 2001 was 361,769,129 shares of Common Stock.


================================================================================

                                     PART I
                              FINANCIAL INFORMATION



ITEM 1.     FINANCIAL STATEMENTS

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(thousands except per share amounts)


                                                             THREE MONTHS ENDED
                                                       --------------------------------
                                                       AUGUST 4, 2001     JULY 29, 2000
                                                       --------------     -------------
Net sales                                                 $ 479,886       $ 700,658

Cost of sales                                               226,008         300,519
                                                          ---------       ---------

Gross margin                                                253,878         400,139

Operating expenses:
      Research and development                              112,101         102,830
      Amortization of intangibles                            14,006             599
      Special charge                                         26,157              --
      Selling, marketing, general and administrative         66,583          77,198
                                                          ---------       ---------
                                                            218,847         180,627

Operating income                                             35,031         219,512

Nonoperating (income) expenses:
      Interest expense                                       15,716             360
      Interest income                                       (30,158)        (15,769)
      Other, net                                               (212)        (44,020)
                                                          ---------       ---------
                                                            (14,654)        (59,429)
                                                          ---------       ---------

Income before income taxes                                   49,685         278,941

Provision for income taxes                                   10,382          86,740
                                                          ---------       ---------

Net income                                                $  39,303       $ 192,201
                                                          =========       =========

Shares used to compute earnings per share - basic           359,535         355,018
                                                          =========       =========

Shares used to compute earnings per share - diluted         381,903         383,544
                                                          =========       =========

Earnings per share - basic                                $    0.11       $    0.54
                                                          =========       =========

Earnings per share - diluted                              $    0.10       $    0.50
                                                          =========       =========


See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(thousands except per share amounts)



                                                                NINE MONTHS ENDED
                                                         --------------------------------
                                                         AUGUST 4, 2001     JULY 29, 2000
                                                         --------------     -------------
Net sales                                                 $ 1,853,602       $ 1,771,930

Cost of sales                                                 804,663           782,790
                                                          -----------       -----------

Gross margin                                                1,048,939           989,140

Operating expenses:
      Research and development                                358,632           275,372
      Purchased in-process research and development             9,500                --
      Amortization of intangibles                              38,308             1,771
      Special charge                                           26,157                --
      Selling, marketing, general and administrative          229,699           212,795
                                                          -----------       -----------
                                                              662,296           489,938

Operating income                                              386,643           499,202

Nonoperating (income) expenses:
      Interest expense                                         48,830             2,863
      Interest income                                        (107,223)          (41,270)
      Other, net                                              (29,501)          (42,757)
                                                          -----------       -----------
                                                              (87,894)          (81,164)
                                                          -----------       -----------

Income before income taxes                                    474,537           580,366

Provision for income taxes                                    142,361           173,106
                                                          -----------       -----------

Net income                                                $   332,176       $   407,260
                                                          ===========       ===========

Shares used to compute earnings per share - basic             358,448           352,359
                                                          ===========       ===========

Shares used to compute earnings per share - diluted           382,024           380,107
                                                          ===========       ===========

Earnings per share - basic                                $      0.93       $      1.15
                                                          ===========       ===========

Earnings per share - diluted                              $      0.87       $      1.07
                                                          ===========       ===========


See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands)



Assets                                            AUGUST 4, 2001  OCTOBER 28, 2000  JULY 29, 2000
                                                  --------------  ----------------  -------------
Cash and cash equivalents                           $1,550,254      $1,736,421      $  619,084
Short-term investments                               1,121,256         498,844         439,323
Accounts receivable, net                               270,403         463,912         420,440
Inventories:
    Raw materials                                       21,619          17,505          16,101
    Work in process                                    179,357         179,918         172,682
    Finished goods                                      77,501         134,671         125,118
                                                    ----------      ----------      ----------
                                                       278,477         332,094         313,901
Deferred tax assets                                    105,000         108,989         115,000
Prepaid expenses and other current assets               33,257          27,754          25,629
                                                    ----------      ----------      ----------
    Total current assets                             3,358,647       3,168,014       1,933,377
                                                    ----------      ----------      ----------

Property, plant and equipment, at cost:
    Land and buildings                                 288,956         238,550         201,488
    Machinery and equipment                          1,449,090       1,260,572       1,195,596
    Office equipment                                    96,903          86,930          83,334
    Leasehold improvements                             131,671         120,710         115,945
                                                    ----------      ----------      ----------
                                                     1,966,620       1,706,762       1,596,363

Less accumulated depreciation and amortization       1,024,049         927,536         892,481
                                                    ----------      ----------      ----------
    Net property, plant and equipment                  942,571         779,226         703,882
                                                    ----------      ----------      ----------

Investments                                            233,223         217,755         249,566
Intangible assets, net                                 242,177         192,698          36,652
Other assets                                            52,336          53,644          27,822
                                                    ----------      ----------      ----------
    Total other assets                                 527,736         464,097         314,040
                                                    ----------      ----------      ----------
                                                    $4,828,954      $4,411,337      $2,951,299
                                                    ==========      ==========      ==========


See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands, except share amounts)



Liabilities and Stockholders' Equity                                AUGUST 4, 2001 OCTOBER 28, 2000  JULY 29, 2000
                                                                    -------------- ----------------  -------------
Short-term borrowings and current
  portion of long-term debt                                           $      466      $    5,752      $    8,832
Obligations under capital leases                                           6,533           9,938          11,884
Accounts payable                                                         102,683         213,196         162,744
Deferred income on shipments to distributors                             151,591         140,369         134,269
Income taxes payable                                                     167,374          86,625         161,667
Accrued liabilities                                                      186,313         194,017         138,251
                                                                      ----------      ----------      ----------
      Total current liabilities                                          614,960         649,897         617,647
                                                                      ----------      ----------      ----------

Long-term debt                                                         1,200,000       1,200,261              --
Non-current obligations under capital leases                               7,494          12,699          11,168
Deferred income taxes                                                     55,076          51,205          49,000
Other non-current liabilities                                            243,787         193,625         214,730
                                                                      ----------      ----------      ----------
      Total non-current liabilities                                    1,506,357       1,457,790         274,898
                                                                      ----------      ----------      ----------

Commitments and Contingencies

Stockholders' equity:
    Preferred stock, $1.00 par value, 471,934 shares authorized,
      none outstanding                                                        --              --              --
    Common stock, $.16 2/3 par value, 600,000,000 shares
      authorized, 361,406,617 shares issued
      (357,969,010 in October 2000 and 357,314,704
      in July 2000)                                                       60,236          59,663          59,554
Capital in excess of par value                                           600,105         526,820         479,532
Retained earnings                                                      2,050,119       1,717,943       1,518,071
Accumulated other comprehensive income                                     2,177           2,841           3,765
                                                                      ----------      ----------      ----------
                                                                       2,712,637       2,307,267       2,060,922
Less 99,577 shares in treasury, at cost (45,186 in
    October 2000 and 26,593 in July 2000)                                  5,000           3,617           2,168
                                                                      ----------      ----------      ----------
      Total stockholders' equity                                       2,707,637       2,303,650       2,058,754
                                                                      ----------      ----------      ----------
                                                                      $4,828,954      $4,411,337      $2,951,299
                                                                      ==========      ==========      ==========


See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(thousands)

                                                                      NINE MONTHS ENDED
                                                               -------------------------------
                                                               AUGUST 4, 2001    JULY 29, 2000
                                                               --------------    -------------
OPERATIONS Cash flows from operations:
    Net income                                                  $   332,176       $   407,260
    Adjustments to reconcile net income
      to net cash provided by operations:
        Depreciation and amortization                               154,977           110,444
        Gain on sale of investment                                  (28,084)          (43,857)
        Non-cash portion of special charge                           12,364                --
        Write-off of purchased research and development               9,500                --
        Deferred income taxes                                         7,413           (20,865)
        Other non-cash expense                                        4,949               558
        Changes in operating assets and liabilities                 203,992           (17,984)
                                                                -----------       -----------
    Total adjustments                                               365,111            28,296
                                                                -----------       -----------
Net cash provided by operations                                     697,287           435,556
                                                                -----------       -----------

INVESTMENTS Cash flows from investments:
    Purchase of short-term investments
      available for sale                                         (2,203,987)         (589,408)
    Maturities of short-term investments
      available for sale                                          1,581,575           556,638
    Payments for acquisitions, net of cash acquired                 (37,480)           (5,176)
    Proceeds from sale of investment                                 60,936            64,641
    Change in long-term investments                                  (3,500)              348
    Additions to property, plant and equipment, net                (278,637)         (167,895)
    Decrease in other assets                                          2,121             4,904
                                                                -----------       -----------
Net cash used for investments                                      (878,972)         (135,948)
                                                                -----------       -----------

FINANCING ACTIVITIES Cash flows from financing activities:
    Proceeds from employee stock plans                               27,656            41,093
    Repurchase of common stock                                      (21,831)               --
    Payments on capital lease obligations                            (8,755)           (7,878)
    Net decrease in variable rate borrowings                         (5,442)          (73,317)
                                                                -----------       -----------
Net cash used for financing activities                               (8,372)          (40,102)
                                                                -----------       -----------
Effect of exchange rate changes on cash                               3,890             3,687
                                                                -----------       -----------

Net (decrease) increase in cash and cash equivalents               (186,167)          263,193
Cash and cash equivalents at beginning of period                  1,736,421           355,891
                                                                -----------       -----------
Cash and cash equivalents at end of period                      $ 1,550,254       $   619,084
                                                                ===========       ===========


See accompanying notes.

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED AUGUST 4, 2001
(all tabular amounts in thousands except per share amounts)

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

Note 3 - Comprehensive Income

Total comprehensive income, i.e., net income plus available-for-sale securities valuation adjustments, net gain or loss on derivative instruments designated as cash flow hedges and currency translation adjustments to stockholders' equity, for the third quarter of fiscal 2001 and fiscal 2000 was $37 million and $170 million, respectively. For the first nine months of fiscal 2001 and fiscal 2000, total comprehensive income was $332 million and $399 million, respectively.

Note 4 - Special Charge

During the third quarter of fiscal 2001, the Company recorded a special charge of approximately $26.1 million related to cost reduction actions taken in response to the current economic climate. The actions consisted of workforce reductions in manufacturing and, to a lesser extent, selling, marketing and administrative areas as well as a decision to further consolidate worldwide test operations. The Company anticipates further special charges in the fourth quarter of fiscal 2001 as it continues to implement cost reductions.

Through August 4, 2001, the cost reductions included severance and fringe benefit costs of $13.8 million for approximately 500 employees in the U.S., Europe and Southeast Asia, of which approximately half of these employees have been terminated as of August 4, 2001. Further, the number of temporary and contract workers employed by the Company was also reduced. The special charge also included approximately $12.3 million related to the write-down of test equipment to be abandoned as a result of the consolidation of worldwide test operations.

A summary of the special charge is as follows (in thousands):


                                                               NON-CASH          CASH              BALANCE @
                                             TOTAL COSTS        COSTS          PAYMENTS         AUGUST 4, 2001
                                             -----------       --------        --------         --------------
Workforce reductions                           $13,793               --         $(2,305)           $11,488
Consolidation of worldwide test operations      12,364          (12,364)             --                 --
                                               -------          -------         -------            -------
                  Total                        $26,157          (12,364)        $(2,305)           $11,488
                                               =======          ========        =======            =======

The Company expects to complete the above actions within the next twelve months.

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


                                                                         THREE MONTHS ENDED
                                                                 -----------------------------------
                                                                 AUGUST 4, 2001        JULY 29, 2000
                                                                 --------------        -------------
Basic:
    Net income                                                     $   39,303           $  192,201
                                                                   ==========           ==========

    Weighted shares outstanding                                       359,535              355,018
                                                                   ==========           ==========

    Earnings per share                                                  $0.11                $0.54
                                                                        =====                =====

Diluted:
    Net income                                                     $   39,303           $  192,201
                                                                   ==========           ==========

    Weighted shares outstanding                                       359,535              355,018
    Assumed exercise of common stock equivalents                       22,368               28,526
                                                                   ----------           ----------
    Weighted average common and common equivalent shares              381,903              383,544
                                                                   ==========           ==========

    Earnings per share                                                  $0.10                $0.50
                                                                        =====                =====


                                                                        NINE MONTHS ENDED
                                                                 -----------------------------------
                                                                 AUGUST 4, 2001        JULY 29, 2000
                                                                 --------------        -------------
Basic:
    Net income                                                     $  332,176           $  407,260
                                                                   ==========           ==========

    Weighted shares outstanding                                       358,448              352,359
                                                                   ==========           ==========

    Earnings per share                                                  $0.93                $1.15
                                                                        =====                =====
Diluted:
    Net income                                                     $  332,176           $  407,260
                                                                   ==========           ==========

    Weighted shares outstanding                                       358,448              352,359
    Assumed exercise of common stock equivalents                       23,576               27,748
                                                                   ----------           ----------
    Weighted average common and common equivalent shares              382,024              380,107
                                                                   ==========           ==========

    Earnings per share                                                  $0.87                $1.07
                                                                        =====                =====


Note 6 - Investments

On December 27, 2000, the Company sold its investment in WaferTech, LLC to Taiwan Semiconductor Manufacturing Company. The Company received approximately $61 million in cash and realized a pretax gain of approximately $28 million. The realized gain is included in other nonoperating income.

Note 7 - Acquisitions

During the first quarter of fiscal 2001, the Company completed several acquisitions. On October 31, 2000, the Company acquired Thomas Neuroth AG (Neuroth) of Vienna, Austria for approximately $4 million in cash, with additional contingent cash consideration of up to $4 million payable if certain operational objectives are achieved. Neuroth is a developer of highly integrated circuits for symmetric DSL broadband access. On November 10, 2000, the Company acquired Signal Processing Associates Pty. Ltd., (SPA) of Victoria, Australia for approximately $3 million in cash, with additional contingent cash consideration of up to $1.5 million payable if certain operational objectives are achieved. SPA is a developer and supplier of voice processing and fax/data relay software for telecommunications applications. On December 18, 2000, the Company acquired Integrated Micro Instruments, Inc. (IMI) of Berkeley, California for approximately $1 million in cash and 13,750 shares of common stock (valued at approximately $0.7 million), with an additional 50,000 shares of common stock issuable over the next five years upon the satisfaction of certain conditions. IMI develops MEMS process designs. On January 4, 2001, the Company acquired ChipLogic, Inc. (ChipLogic) of Santa Clara, California for cash of approximately $4 million and approximately 1 million shares of common stock (valued at approximately $60 million), with 489,375 shares of additional common stock issuable if certain operational objectives are achieved. In the third quarter of fiscal 2001, approximately $0.5 million of expense was recorded related to 11,000 shares of common stock issued related to the achievement of certain of these objectives. Through the first nine months of fiscal 2001, approximately $1.9 million of expense was recorded related to 55,000 shares of common stock issued related to the achievement of certain of these objectives. ChipLogic is a developer of high-performance integrated circuits and software focused on the convergence of voice, broadband access and network protocol processing. In connection with the acquisition of ChipLogic, the Company recorded a charge of $9.5 million for the write-off of in-process research and development in the first quarter of fiscal 2001. On January 16, 2001, the Company acquired Staccato Systems, Inc. (Staccato) of Mountain View, California for approximately $23 million in cash, with additional contingent cash consideration of up to $7 million payable if certain operational objectives are achieved. Approximately $2 million of the contingent consideration has been paid. Staccato is in the field of audio synthesis technology. Any contingent consideration paid to Staccato will be accounted for as additional goodwill. Of the $4 million of contingent consideration payable to Neuroth, $3 million will be allocated to goodwill and $1 million will be accounted for as acquisition-related expense. All other contingent consideration will be accounted for as acquisition-related expense. These acquisitions were accounted for as purchases, and the excess of the purchase price over the fair value of the assets acquired was allocated to goodwill, which is being amortized on the straight-line basis over five years.

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

Note 9 - New Accounting Standards

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

Derivatives

Effective October 29, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, (FAS 133), "Accounting for Derivative Instruments and Hedging Activities," as amended by Statement of Financial Accounting Standards No. 138, (FAS 138), "Accounting for Certain Instruments and Certain Hedging Activities." FAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure such instruments at fair market value. Under certain circumstances, a portion of the derivative's gain or loss is initially reported as a component of other comprehensive income (OCI) until the hedged transaction affects earnings. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income immediately. The adoption of FAS 133 on October 29, 2000 did not have a material impact on operations; however, it resulted in a $5 million loss recognized in OCI. This loss is being reclassified into earnings during fiscal 2001.

Foreign Exchange Exposure Management - The Company has significant international sales and purchase transactions in foreign currencies and has a policy of hedging forecasted and actual foreign currency risk with forward foreign exchange contracts. The Company's forward foreign exchange contracts are primarily denominated in Japanese yen and certain European currencies and are for periods consistent with the terms of the underlying transactions, generally one year or less. Derivative instruments are employed to eliminate or minimize certain foreign currency exposures that can be confidently identified and quantified. In accordance with FAS 133, hedges related to anticipated transactions are designated and documented at the inception of the respective hedge as cash flow hedges and evaluated for effectiveness monthly. As the terms of the forward contract and the underlying transaction are matched at inception, forward contract effectiveness is calculated by comparing the fair value of the contract to the change in the forward value of the anticipated transaction, with the effective portion of the gain or loss on the derivative instrument reported as a component of OCI in stockholders' equity and reclassified into earnings in the same period during which the hedged transaction affects earnings. Any residual change in fair value of the instruments, or ineffectiveness, is recognized immediately in other expense. No ineffectiveness was recognized in the first nine months of fiscal 2001.

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

Accumulated Derivative Gains or Losses

The following table summarizes activity in other comprehensive income related to derivatives classified as cash flow hedges held by the Company during the period of October 29, 2000 (the date of adoption of FAS 133) through August 4, 2001:

Cumulative effect of adopting FAS 133 as of October 29, 2000           $  5,142
Less: Reclassifications into earnings from other comprehensive income    (4,481)
                                                                       --------
                                                                            661
Changes in fair value of derivatives - (gain) loss                       (6,029)

Reclassification into earnings from other comprehensive income            4,380
                                                                       --------
Accumulated (gain) loss included in other comprehensive income         $   (988)
                                                                       ========


The amount of accumulated gain that will be reclassified into earnings over the next twelve months is $1 million.

Business Combinations & Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." FAS 141 requires that all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. FAS 142, which is effective for fiscal years beginning after December 15, 2001, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company must adopt these new pronouncements no later than November 2002 with earlier adoption permitted. The Company has not yet determined the timing of adoption of these statements or the impact of such adoption on its financial statements.

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

Results of Operations

Net sales for the third quarter of fiscal 2001 were $480 million, a decrease of 32% from the $701 million reported for the third quarter of fiscal 2000. Net sales for the first nine months of fiscal 2001 were $1,854 million, an increase of 5% from the $1,772 million reported for the comparable period of fiscal 2000. Our analog IC product sales decreased by 20% from the same quarter in fiscal 2000 due to a severe decline in the semiconductor industry, and increased 14% over the same nine-month period in fiscal 2000. Sales of DSP IC products decreased by 21% in the first nine months of fiscal 2001 over the same prior year period and declined 59% in the third quarter of fiscal year 2001 from the same prior year quarter primarily due to significant order cancellations and adjustments particularly from telecommunications customers and contract manufacturers. The high levels of demand we experienced last year resulted in excess customer inventories in the current year that are still being absorbed in virtually every market we serve.

Sales declined in all geographic regions in the third quarter of fiscal 2001 as compared to the third quarter of fiscal 2000, with sales in North America experiencing the largest decline. For the nine months ended August 4, 2001, sales increases in Europe and Japan were offset by sales decreases in North America. The remaining international sales, primarily in Southeast Asia, remained relatively flat. International sales in the third quarter of fiscal 2001 represented 65% of total sales compared to 57% in the third quarter of fiscal 2000.

Although we experienced overall sales growth in the nine months ended August 4, 2001 over the same prior year period, continued deteriorating market conditions have resulted in a 20% sales decline compared to the fiscal quarter ended May 5, 2001, as the OEM and distributor channels continued to struggle with excess inventories and uncertain demand. We anticipate continued weak market conditions to result in a further decline in sequential revenue for our fourth quarter of fiscal 2001.

Gross margin was 52.9% for the third quarter of fiscal 2001, a decrease of 420 basis points from the 57.1% gross margin achieved in the third quarter of fiscal 2000. For the quarter ended August 4, 2001, the deterioration in gross margin was due to reduced revenue levels, the impact of inventory reserves and low utilization in our internal fabs. The gross margin decline was minimized by several actions taken over the past six months to reduce manufacturing costs, including scheduled periodic shutdowns of manufacturing operations worldwide, reductions in force in many of our manufacturing locations, the outsourcing of production for many of the products which have experienced the most significant decline in revenue and efforts to reduce all discretionary spending. Gross margin was 56.6% for the first nine months of fiscal 2001, an increase of 80 basis points from the 55.8% gross margin achieved in the first nine months of fiscal 2000. We anticipate weak market conditions to result in a further decline in gross margin for our fourth quarter of fiscal 2001.

Research and development (R&D) expenses were $112 million and $359 million for the three and nine months ended August 4, 2001, respectively, compared to $103 million and $275 million for the corresponding periods of fiscal 2000. As a percentage of sales, R&D spending increased during the third quarter of fiscal 2001 to 23.4%, up from 14.7% in the third quarter of fiscal 2000. The increases in R&D spending for both the three months and nine months ended August 4, 2001 as compared to the same periods in the prior year were due primarily to increased engineering headcount and related employee expenses to continue development of new products. We expect to continue the development of innovative technologies and processes for new products targeted for broadband and wireless communications applications, imaging, audio and high-performance power and thermal management products for computer and consumer product applications. We believe that a continued commitment to research and development is essential in order to maintain product leadership with our existing products and to provide innovative new product offerings, and therefore we expect to continue to make significant R&D investments in the future.

During the first quarter of fiscal 2001, we recorded a charge of $9.5 million for the write-off of in-process R&D in connection with the acquisition of ChipLogic, Inc. of Santa Clara, California. The total cost of the acquisition was approximately $60 million in common stock and $4 million in cash, with additional contingent consideration of 489,375 shares of common stock payable if ChipLogic achieves certain operational objectives. The contingent consideration is accounted for as acquisition-related expense.

Amortization of intangibles was $14 million and $38 million in the three and nine months ended August 4, 2001, respectively, compared to $0.6 million and $1.7 million in the three and nine months ended July 29, 2000, respectively. The quarter over quarter and year over year increases in amortization were attributable to the amortization of goodwill associated with the acquisition of BCO Technologies plc, Ltd. completed in the fourth quarter of fiscal 2000, and the acquisitions of Thomas Neuroth AG, Signal Processing Associates Pty. Ltd., Integrated Micro Instruments, Inc., ChipLogic, Inc. and Staccato Systems, Inc. completed in the first quarter of fiscal 2001.

During the third quarter of fiscal 2001, we recorded a special charge of approximately $26.1 million related to cost reduction actions taken in response to the current economic climate. The actions consisted of workforce reductions in manufacturing and, to a lesser extent, selling, marketing and administrative areas as well as a decision to further consolidate worldwide test operations. We anticipate further special charges in the fourth quarter of fiscal 2001 as we continue to implement cost reductions.

Through August 4, 2001, the cost reductions included severance and fringe benefit costs of $13.8 million for approximately 500 employees in the U.S., Europe and Southeast Asia, of which approximately half of these employees have been terminated as of August 4, 2001. Further, the number of temporary and contract workers employed by us was also reduced. The special charge also included approximately $12.3 million related to the write-down of test equipment to be abandoned as a result of the consolidation of worldwide test operations. We anticipate the workforce reductions to result in annual salary savings of approximately $18 million.

Selling, marketing, general & administrative (SMG&A) expenses for the third quarter of fiscal 2001 were $67 million, a decrease of $10 million from the $77 million reported for the third quarter of fiscal 2000. This decrease was attributable to cost restraints resulting from reduced revenue levels. SMG&A expenses for the nine months ended August 4, 2001 were $230 million, compared to $213 million for the nine months ended July 29, 2000. In the third quarter of fiscal 2001, SMG&A expenses as a percentage of sales increased to 14% from 11% for the same period in the prior year as a result of reduced sales levels.

R&D and SMG&A expenses declined 11% sequentially as a result of several actions taken to reduce certain of our engineering and administrative expenses, including eliminating bonuses, reducing compensation for our higher paid employees and reducing discretionary expenses.

Interest expense was $16 million and $49 million for the three and nine months ended August 4, 2001, respectively, and $0.4 million and $3 million for the same prior year periods. The significant increase in interest expense for both the three and nine month periods was a result of the issuance of $1.2 billion of 4.75% convertible subordinated notes in the fourth quarter of fiscal 2000.

Interest income was $30 million and $107 million for the three and nine months ended August 4, 2001, respectively, and $16 million and $41 million for the same prior year periods. The three and nine month increases in interest income were attributable to the interest earned on higher cash balances resulting from increased cash flow from operations as well as the unused portion of the funds obtained from the issuance of $1.2 billion of 4.75% convertible subordinated notes in the fourth quarter of fiscal 2000.

During the first quarter of fiscal 2001, we completed the sale of our remaining investment in WaferTech, LLC to Taiwan Semiconductor Manufacturing Company for approximately $61 million in cash. We recorded a pretax realized gain on the sale of this investment of approximately $28 million, which is included in other nonoperating income. During the third quarter of fiscal 2000, we sold our investment in Chartered Semiconductor Manufacturing Pte., Ltd. for approximately $65 million in cash, and we recorded a pretax realized gain on the sale of this investment of approximately $44 million, which is included in other nonoperating income.

Our effective income tax rate for the third quarter of fiscal 2001 was 21% as compared to 31% for the prior year quarter. The decrease in the effective tax rate for the three month period ended August 4, 2001 was due principally to the decline in our income. The effective income tax rate remained relatively flat at 30.0% for the first nine months of fiscal 2001 as compared to 29.8% for the first nine months of fiscal 2000, primarily due to a shift in the mix of worldwide profits offset by a taxable gain on the sale of our WaferTech investment in the first quarter of fiscal 2001.

Liquidity and Capital Resources

At August 4, 2001, cash, cash equivalents and short-term investments totaled $2,672 million, an increase of $436 million from the fourth quarter of fiscal 2000 and an increase of $1,613 million from the third quarter of fiscal 2000. The increase in cash, cash equivalents and short-term investments in the first nine months of fiscal 2001 was primarily due to operating cash flows of $697 million and approximately $61 million received in the first quarter for the sale of an investment, partially offset by capital expenditures and payments for acquisitions. The increase in cash, cash equivalents and short-term investments from the third quarter of fiscal 2000 was primarily due to increased operating cash flows and $1,172 million of proceeds from the issuance of our 4.75% convertible subordinated notes in the fourth quarter of fiscal 2000.

Accounts receivable totaled $270 million at the end of the third quarter of fiscal 2001, a decrease of $194 million from the fourth quarter of fiscal 2000 primarily due to a 40% decline in sales. Days sales outstanding improved from 55 days at July 29, 2000 to 51 days at August 4, 2001.

Inventories of $278 million at August 4, 2001 were $54 million lower than the inventory levels at October 28, 2000 and $35 million lower than at the end of the third quarter of fiscal 2000. The inventory reductions in both periods were attributable to lower production levels and increased inventory reserves. At August 4, 2001, days cost of sales in inventory increased to 111 days from 94 days at July 29, 2000 as demand continued to decline from the prior year record high levels.

During the first quarter of fiscal 2001, we completed the sale of our remaining investment in WaferTech, LLC to Taiwan Semiconductor Manufacturing Company for approximately $61 million in cash. We recorded a pretax realized gain on the sale of this investment of approximately $28 million.

Net additions to property, plant and equipment of $279 million for the first nine months of fiscal 2001 were funded with a combination of cash on hand and cash generated from operations. Capital spending in the first nine months of fiscal 2001 was up substantially from the $168 million spent in the first nine months of fiscal 2000. We had expanded our manufacturing capacity over the last few quarters as demand for our products increased rapidly. Because of the recent slowdown in our served markets, we have curtailed our capital spending but continue to add strategic capacity in anticipation of a resumption of growth. We currently plan to make capital expenditures of approximately $325 million during fiscal 2001.

During the first quarter of fiscal 2001, we completed several acquisitions. On October 31, 2000, we acquired Thomas Neuroth AG (Neuroth) of Vienna, Austria for approximately $4 million in cash, with additional contingent cash consideration of up to $4 million payable if certain operational objectives are achieved. Neuroth is a developer of highly integrated circuits for symmetric DSL broadband access. On November 10, 2000, we acquired Signal Processing Associates Pty. Ltd., (SPA) of Victoria, Australia for approximately $3 million in cash, with additional contingent cash consideration of up to $1.5 million payable if certain operational objectives are achieved. SPA is a developer and supplier of voice processing and fax/data relay software for telecommunications applications. On December 18, 2000, we acquired Integrated Micro Instruments, Inc. (IMI) of Berkeley, California for approximately $1 million in cash and 13,750 shares of our common stock, with an additional 50,000 shares of common stock issuable over the next five years upon the satisfaction of certain conditions. IMI develops MEMS process designs. On January 4, 2001, we acquired ChipLogic, Inc. (ChipLogic) of Santa Clara, California for approximately 1 million shares of our common stock, with 489,375 shares of additional common stock issuable if certain operational objectives are achieved. In the third quarter of fiscal 2001, approximately $0.5 million of expense was recorded related to 11,000 shares of common stock issued related to the achievement of certain of these objectives. Through the first nine months of fiscal 2001, approximately $1.9 million of expense was recorded related to 55,000 shares of common stock issued related to the achievement of certain of these objectives. ChipLogic is a developer of high-performance integrated circuits and software focused on the convergence of voice, broadband access and network protocol processing. On January 16, 2001, we acquired Staccato Systems, Inc. (Staccato) of Mountain View, California for approximately $23 million in cash, with additional contingent cash consideration of up to $7 million payable if certain operational objectives are achieved. Approximately $2 million of the contingent consideration has been paid. Staccato is in the field of audio synthesis technology.

At August 4, 2001, our principal sources of liquidity were $2,672 million of cash, cash equivalents and short-term investments.

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

Our future operating results are difficult to predict and may be affected by a number of factors including the timing of new product announcements or introductions by us and our competitors, competitive pricing pressures, fluctuations in manufacturing yields, adequate availability of wafers and manufacturing capacity, the effects of adverse changes in overall economic conditions, the risk that our backlog could decline significantly, our ability to continue hiring engineers and other qualified employees needed to meet the expected demands of our largest customers and changes in product mix and economic conditions in the United States and international markets. In addition, the semiconductor market has historically been cyclical and subject to significant economic downturns at various times, including the recent decline in demand experienced during the first nine months of fiscal 2001. Our business is subject to rapid technological changes and there can be no assurance, depending on the mix of future business, that products stocked in inventory will not be rendered obsolete before we ship them. As a result of these and other factors, there can be no assurance that we will not experience material fluctuations in future operating results on a quarterly or annual basis.

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

The cyclical nature of the semiconductor industry has resulted in sustained or short-term periods when demand for our products has increased or decreased rapidly. We and the semiconductor industry experienced a period of rapid increases in demand in fiscal 1999 and 2000, and as a result we have increased our manufacturing capacity through both expansion of our production facilities and increased access to third-party foundries. However, we cannot be sure that we will not encounter unanticipated production problems at either our own facilities or at third-party foundries, or that the increased capacity will be sufficient to satisfy demand for our products. We believe that other semiconductor manufacturers have expanded their production capacity over the past several years. This expansion by us and our competitors, or continuation of the decline in the demand for semiconductor products that began in early fiscal 2001, has led to overcapacity in our target markets, which has resulted in a decline in our growth rate and could lead to price erosion that would adversely affect our operating results.

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

We, and many companies in the semiconductor industry, rely on internal manufacturing capacity located in California and Taiwan as well as wafer fabrication foundries in Taiwan and other sub-contractors in geologically unstable locations around the world. This reliance involves risks associated with the impact of earthquakes on us and the semiconductor industry, including temporary loss of capacity, availability and cost of key raw materials and equipment, and availability of key services including transport. In addition, California has recently experienced intermittent interruption in the availability of electricity. To date the impact on us has been negligible. However, electricity is a critical resource to us, without which our products could not be manufactured at factories exposed to continued lengthy power interruptions. Our future operations in Taiwan may also be affected by recent diplomatic and political tensions involving the governments of the United States and the People's Republic of China.

We are exposed to economic and political risks through our significant international operations.

During the first nine months of fiscal 2001, 60% of our revenues were derived from customers in international markets. We have manufacturing facilities outside the United States in Ireland, the United Kingdom, the Philippines and Taiwan. In addition to being exposed to the ongoing economic cycles in the semiconductor industry, we are also subject to the economic and political risks inherent in international operations, including the risks associated with the ongoing uncertainties in many developing economies around the world. These risks include air transportation disruptions, expropriation, currency controls and changes in currency exchange rates, tax and tariff rates and freight rates. Although we engage in hedging transactions to reduce our exposure to currency exchange rate fluctuations, there can be no assurance that our competitive position will not be adversely affected by changes in the exchange rate of the U.S. dollar against other currencies.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated herein by reference to the "Management Analysis" set forth on pages 18 through 25 of our 2000 Annual Report to Shareholders.

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



                                          Analog Devices, Inc.
                                          --------------------------------------
                                             (Registrant)



Date:   September 18, 2001                By:   /s/ Jerald G. Fishman
                                                --------------------------------
                                                Jerald G. Fishman
                                                President and
                                                Chief Executive Officer
                                                (Principal Executive Officer)


Date:   September 18, 2001                By:   /s/ Joseph E. McDonough
                                                --------------------------------
                                                Joseph E. McDonough
                                                Vice President-Finance
                                                and Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)