Form 10-K
period 2001-11-03
ANALOG DEVICES INC
filed 2002-01-28
CIK 6281

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 3, 2001
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition period from           to
Commission File No. 1-7819

Analog Devices, Inc.

(Exact name of registrant as specified in its charter)

Massachusetts	04-2348234
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Technology Way, Norwood, MA	02062-9106
(Address of principal executive offices)	(Zip Code)

(781) 329-4700

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of The Act:

Common Stock $0.16 2/3 Par Value	New York Stock Exchange
Title of Each Class	Name of Each Exchange on Which Registered

Securities Registered Pursuant to Section 12(g) of The Act:

None

Title of Each Class

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ✓     NO

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $15,985,689,956 based on the closing price of the Common Stock on the New York Stock Exchange Composite Tape reporting system on December 31, 2001.

      As of December 31, 2001 there were 364,407,391 shares of Common Stock, $0.16 2/3 par value per share, outstanding.

Documents Incorporated by Reference

Document Description	10-K Part

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held March 12, 2002	III

PART I

ITEM 1.     BUSINESS

Company Overview

      We are a world leader in the design, manufacture and marketing of high-performance analog, mixed-signal and digital signal processing (DSP) integrated circuits (ICs) used in signal processing applications.

      We produce a wide range of products that meet the technology needs of a broad base of customers and markets. Markets and applications for our products include communications, computers and computer peripherals, consumer electronics, industrial, instrumentation, military and space systems and automotive electronics.

      During fiscal 2001, approximately 38% of our revenues came from the communications market. Over the past few years, this market has been our fastest-growing served market. Communications applications include wireless handsets and base stations, as well as products used for high-speed access to the Internet, including ICs used in ADSL and cable modems and central office networking equipment.

      We serve the PC market with products that monitor and manage power usage, process signals used in flat panel displays and multimedia projectors and enable PCs to provide CD-quality audio. We also serve the high-end consumer market with ICs used in products such as digital cameras and camcorders, DVD players and surround sound audio systems. During fiscal 2001, approximately 22% of our revenues were derived from the computer and consumer markets.

      We serve the industrial market by providing products for data acquisition systems, automatic process control systems, robotics, environmental control systems and automatic test equipment. We also provide products to the instrumentation market for use in engineering, medical and scientific instruments. During fiscal 2001, approximately 40% of our revenue came from the industrial market.

      We sell our products worldwide through a direct sales force, third-party industrial distributors and independent sales representatives. We have direct sales offices in 19 countries, including the United States.

      We are headquartered near Boston, in Norwood, Massachusetts, and have manufacturing facilities in Massachusetts, California, North Carolina, Ireland, the United Kingdom, the Philippines and Taiwan. Founded in 1965, we employ approximately 9,000 people worldwide. Our stock is listed on the New York Stock Exchange under the symbol ADI and is included in the Standard & Poor’s 500 Index.

Industry Background

      Real-world phenomena, such as temperature, pressure, sound, images, speed and acceleration, are analog by nature, consisting of continuously varying information. This information can be detected and measured using analog sensors, which represent real-world phenomena by generating continuously varying voltages and currents. The signals from these sensors are initially processed using analog methods, such as amplification, filtering and shaping. They are then usually converted to digital form for storage, display or further manipulation. The further manipulation of the signals after conversion to digital form is called “digital signal processing,” or DSP. Digital signals are frequently converted back to analog form for functions such as analog display, audio output or control. These manipulations and transformations along this signal chain are collectively known as “real-world signal processing.”

      Significant advances in semiconductor technology in recent years have substantially increased the performance and functionality of ICs used in signal processing applications. These advances include the ability to combine analog and digital signal processing capability on a single chip, thereby making possible much more highly integrated solutions. The convergence of computing and communications requires end products that incorporate state-of-the-art signal processing capability onto as few chips as possible. Our products are used as components in equipment and systems to achieve higher performance, including greater speed, improved accuracy, more efficient signal processing, and minimized power consumption.

Principal Products

      We are engaged in the design, manufacture and marketing of a broad line of high-performance ICs that incorporate analog, mixed-signal and digital signal processing technologies that address a wide range of real-world signal processing applications. We produce and market several thousand products. Our highest revenue product accounted for approximately 2% of our revenue for fiscal 2001. Many of our products are proprietary and equivalent products are available only from a limited number of other suppliers. We also design, manufacture and market a limited range of assembled products.

Markets and Applications

      The following describes some of the characteristics of, and products supplied to, each of our major markets:

      Communications — The development of broadband, wireless and Internet infrastructures around the world has created an important market for our communications products. Communications technology involves the acquisition of analog signals that are converted from analog to digital and digital to analog form as they are processed and transmitted. Our expertise in combining analog and digital functionality on a single chip or chip set has enabled us to develop products that fulfill the technological challenges of this complex and rapidly expanding market space. The need for ever higher speed and reduced power consumption, coupled with more reliable, more bandwidth-efficient communications, is creating increasing demand for our products, which are used in systems that include digital, analog and mixed-signal processing capability. Our products are used in the full spectrum of signal processing for audio, data, image or video communication. In broadband and wireless communication applications, our products are incorporated into data and digital subscriber line (DSL) modems, cellular telephones, base station equipment and remote access servers. We are also developing micromachined products for use in optical networks.

      Computers and Computer Peripherals — Increased interface between users and PCs through monitors, printers, scanners and audio devices and the increasing need for power and thermal management capability in PCs have provided many opportunities in the computer market. Our ability to integrate analog, DSP and mixed-signal functionality on ICs has enabled us to supply many high performance critical components required by PC manufacturers. The computer industry seeks to develop and market ever smaller and lighter personal computers. This need increases demand for high performance ICs to monitor power usage to enable manufacturers to use smaller batteries and extend battery life between charges. We currently supply a variety of ICs used in this market for functions such as graphic displays, interfaces between PCs and peripherals such as modems and printers, power and battery management, and enhanced audio input and output capability for business and entertainment applications.

      Consumer Electronics — Increased market demand for acquisition, display and digital processing of signals has allowed us to combine analog and digital design capability to provide solutions that meet the rigorous cost, size and reliability constraints of the consumer electronics market. The emergence of high-performance feature-rich consumer products, such as home sound systems, video projectors, DVD players and digital camcorders and cameras, has led to the need for high-performance system-level ICs with a high level of specific functionality.

      Industrial — Our industrial market includes data acquisition systems, automatic process control systems, robotics, environmental control systems and automatic test equipment. These products generally require ICs that offer performance greater than that available from commodity-level ICs, but generally do not have production volumes that warrant custom or application-specific ICs. Combinations of analog and mixed-signal ICs are usually employed to achieve the necessary functionality. Automatic test equipment applications have created opportunities for the design of system-level ICs that require a high level of electronic circuitry.

      Instrumentation — Our instrumentation market includes engineering, medical and scientific instruments. These products are usually designed using the highest performance analog and mixed-signal ICs available. Production volumes in this space generally do not warrant custom or application-specific ICs.

      Military/ Aerospace — The military, commercial avionics and space markets all require high-performance ICs that meet rigorous environmental and reliability specifications. Nearly all of our analog ICs can be supplied in versions that meet appropriate military standards. In addition, many products can be supplied to meet the standards required for broadcast satellites and other commercial space applications. Most of our products sold in this market are derived from standard commercial grade ICs.

      Automotive — Although the automotive market has historically been served with low-cost, low-performance ICs, demand has emerged for higher performance devices for a wide range of applications. In response, we are developing products specifically for the automotive market. We supply a micromachined IC used as a crash sensor in airbag systems, which serves as an alternative to an electromechanical sensor. We believe that other micromachined devices derived from this product may be suitable for other automotive applications, such as roll-over sensing, global positioning satellite (GPS) automotive navigation systems, anti-lock brakes and “smart” suspension systems and non-automotive applications including earthquake detectors and high-end computer joysticks.

Research and Development

      Our markets are characterized by rapid technological changes and advances. Accordingly, we make substantial investments in the design and development of new products and processes, and for significant improvement of existing products and processes. We spent $465 million during fiscal 2001 related to the design, development and improvement of new and existing products and processes, compared to $390 million spent during fiscal 2000 and $253 million spent during fiscal 1999.

      In support of our research and development activities, we employ hundreds of engineers involved in product and process development at several design centers and manufacturing sites located throughout the world.

      As of November 3, 2001, we owned approximately 662 U.S. patents and had 318 patent applications on file with the United States patent office. We believe that while our patents may provide some advantage, our competitive position is largely determined by such factors as the system and application knowledge, ability and experience of our personnel, the range and number of new products being developed, our market brand recognition and ongoing marketing efforts, customer service and technical support.

IC Products

     Analog Products

      Our analog IC technology has been the foundation of our business for more than 25 years, and we believe we are one of the world’s largest suppliers of analog ICs. Our analog ICs are primarily high-performance, single-function devices. The majority of our analog IC product revenue is attributable to sales of data converters (analog-to-digital and digital-to-analog) and amplifiers. Other analog IC products we offer include analog signal processing devices (such as analog multipliers), voltage references and comparators. Over the past few years we have been expanding our analog IC product offerings along the entire analog signal chain and into product areas where our focus was previously limited, principally interface circuits and power management ICs. We are also expanding our analog IC product line to better meet the needs of customers designing portable battery-operated equipment.

      Our analog IC products tend to be general purpose in nature. This allows customers to incorporate them into a wide variety of equipment and systems. Our product portfolio includes several hundred analog ICs, any one of which can have as many as several hundred customers. Analog ICs typically have long product life cycles. Our analog IC customers include both original equipment manufacturers (OEMs) and customers who build equipment for their own use. Most of our analog ICs have been purchased by OEMs to serve the instrumentation, industrial and military/ aerospace markets, but during the past few years they have been increasingly used for applications in communications, computers, camcorders, scanners, automatic test equipment, imaging and other consumer applications requiring high-performance real-world signal processing. By using standard, high-performance, readily available, off-the-shelf components in their designs, our customers can reduce the time they need to develop and bring new products to market. Given the high cost of developing customized ICs, analog ICs usually provide the most cost-effective solution for low to medium volume applications. In addition, combinations of analog ICs connected together on a printed circuit board can provide functionality not currently achievable using a single IC.

      Other analog ICs include circuits that are designed to serve the needs of particularly demanding applications, such as very high speed analog timing and pin driver circuits needed by OEMs in the automatic test equipment business. Manufacturers of portable instrumentation need analog ICs designed to address demanding battery life requirements, and need similar kinds of functions available in analog IC products integrated into a single, very low-power chip. Other principal requirements include higher accuracy, lower cost per function, smaller size, lower weight and fewer components for improved reliability. These application-specific products allow our customers to design smaller, lighter, higher performance, more power-efficient and lower-cost end products. We believe that these benefits have become more important to our OEM customers as they increase their focus on high-performance, small, lightweight products, many of which are battery-powered.

     General Purpose DSP Products

      Our DSP products are designed to efficiently execute specialized software programs (algorithms) associated with processing digitized real-time, real-world data. General-purpose DSP IC customers typically write their own algorithms using software tools that we provide and software tools they obtain from third-party suppliers. All of these devices share a common architecture that allows system designers to address cost, performance and time-to-market constraints. We support these products with specialized applications and easy-to-use, low-cost design tools, which reduce product development costs and time to market.

     Mixed-Signal Products

      Our products also include multi-function mixed-signal devices that incorporate combinations of analog and digital technology. The growing need to allow user interface with computers and consumer products as well as the development of communications systems has created new opportunities for these mixed-signal devices. Examples of these devices include chipsets for communication applications (GSM cellular phones, remote access servers, data and fax modems), audio input/output devices and power and thermal management devices for computer applications and electric motor control devices.

     Micromachined Products

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

      Our micromachined products are accelerometers used in a wide variety of applications. The majority of current revenue from micromachined products is derived from accelerometers used by automotive manufacturers in airbag applications. Emerging applications include GPS automobile navigation systems, earthquake detectors and high-end computer joysticks. We are also engaged in the development of micromachined products for use in all-optical switching elements in optical networks.

     General Purpose and Custom Products

      Across the entire range of ICs that we design and manufacture are general purpose products as well as custom products designed for specific applications for specific customers. In many of the new emerging markets in communications, computer and consumer products, there is a tendency to work with selected major customers to design application-specific solutions which can combine elements of analog, digital, mixed-signal and micromachined functionality.

Assembled Products

      Our assembled products include multi-chip modules (MCMs), hybrids and printed circuit board modules. An MCM is a device made up of several IC chips assembled in an automated fashion in a multilayer package that provides high interconnect density at low cost. A hybrid consists of several chips and discrete components mounted and wired together on a substrate, which is then enclosed in a package. A printed-board module consists of surface-mount components assembled on a small printed board that is then encapsulated in a small plastic case.

      Revenues from this product group have been declining for several years, primarily because hybrids are being replaced in many new designs with smaller, lower-cost monolithic ICs that offer higher levels of performance and integration. Sales of these products are approximately 3% of our total sales.

Sales Channels

      We sell our products in North America and internationally through a direct sales force, third-party distributors and independent sales representatives. Approximately 39% of our fiscal 2001 net sales were to customers in North America. As of December 1, 2001, we had 12 sales offices in the United States, and our third-party distribution channel consisted of six national and regional third-party distributors and several independent sales representatives in numerous locations throughout the U.S. and Canada.

      Approximately 24% of our fiscal 2001 net sales were to customers in Europe, 15% to customers in Japan, and 22% to customers in other international markets. As of December 1, 2001, we had direct sales offices in Australia, Austria, Brazil, Canada, China, Denmark, France, Germany, Hong Kong, India, Israel, Italy, Japan, Korea, the Netherlands, Singapore, Sweden, Taiwan and the United Kingdom. We also had sales representatives and/or distributors in approximately 46 countries outside North America, including countries where we also have direct sales offices. For further detail regarding geographic information, see Note 4 in the Notes to our Consolidated Financial Statements included as part of this report.

      A significant portion of our fiscal 2001 revenue was derived from sales made through distributors. These distributors typically maintain an inventory of our products. Some of them also sell products competitive with our products, including those for which we are an alternate source. Sales to certain distributors are made under agreements that provide protection to the distributors for their inventory of our products against price reductions and products that are slow-moving or that we have discontinued.

      Our worldwide technical direct field sales efforts are supported by an extensive promotional program that includes editorial coverage and paid advertising in trade publications, direct mail programs, promotional brochures, technical seminars and participation in trade shows. We publish and distribute full-length databooks, short-form catalogs, applications guides, technical handbooks and detailed data sheets for individual products. We also provide product and application information and sell products via our worldwide web site on the Internet. We maintain a staff of field application engineers who aid customers in incorporating our products into their products during their product development cycles.

      For fiscal 2001, our 20 largest customers accounted for approximately 30% of our net sales. The largest single customer represented approximately 3% of net sales.

Production and Raw Materials

      Monolithic integrated circuit components are manufactured in a sequence of semiconductor production steps that include wafer fabrication, wafer testing, cutting the wafer into individual “chips” (or dice), assembly of the dice into packages and electrical testing of the devices in final packaged form. The raw materials used to manufacture these devices include silicon wafers, processing chemicals (including liquefied gases), precious metals, ceramic packages and plastic used for packaging.

      We develop and employ a wide variety of proprietary processes that are specifically tailored for use in fabricating high-performance linear, mixed-signal and system-level ICs. We also use industry-standard bipolar and CMOS wafer fabrication processes.

      Our IC products are fabricated both at our production facilities and by third-party wafer fabricators. We rely primarily on our own facilities for fabricating wafers that require linear and mixed-signal processes. We operate wafer fabrication facilities in Wilmington and Cambridge, Massachusetts; Santa Clara and Sunnyvale, California; Belfast, Northern Ireland and Limerick, Ireland. We also operate assembly and test facilities located in Ireland, the Philippines and Taiwan and also use third-party subcontractors. We have agreements with Taiwan Semiconductor Manufacturing Company, (TSMC), and Chartered Semiconductor Manufacturing Pte., Ltd., (CSM), for the production of digital and very large scale integration mixed-signal devices. To provide access to advanced process technology at competitive costs, we participated in the formation of a joint venture (WaferTech, LLC) with TSMC, Altera, Integrated Silicon Solutions and several individual investors that built a fabrication facility for eight-inch wafers in Camas, Washington. Originally we had an 18% equity ownership in WaferTech. In fiscal 1999, we sold 78% of our investment to other WaferTech partners in exchange for $105 million in cash, which was equal to 78% of the carrying value of the equity ownership at October 31, 1998. During the first quarter of fiscal 2001, we completed the sale of our remaining investment in WaferTech, LLC to TSMC for approximately $61 million in cash. We recorded a pretax realized gain on the sale of this investment of approximately $28 million.

      Hybrid products are manufactured by mounting and connecting together several integrated circuit chips in a single package. We manufacture some of the chips used in our hybrids, and purchase others from outside suppliers. The production process for modular components, subsystems and systems consists primarily of assembly, packaging and testing. Some of our assembled products are assembled and tested within our U.S. manufacturing facilities and at U.S. subcontractors, while others are assembled and tested at our facilities outside the United States or by subcontractors, principally in the Far East.

      To respond to production capacity requirements, we significantly expanded our manufacturing capacity over the past several years. Major wafer fabrication expansions were completed in Wilmington, Massachusetts, Sunnyvale, California, and Limerick, Ireland. In fiscal 2001, we completed construction of an additional assembly and test facility in Cavite, Philippines. We expect that our capital expenditures for fiscal 2002 will be approximately $70 million compared to $297 million in fiscal 2001.

Backlog

      Backlog at the end of fiscal 2001 was approximately $210 million, down from approximately $1,062 million at the end of fiscal 2000. We define backlog as firm orders with a customer requested delivery date within thirteen weeks. While backlog has declined primarily as a result of the lower demand for our products from the year earlier period, it has also been impacted by the tendency of customers to rely on shorter lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog and, in some instances, we may not have manufacturing capacity sufficient to fulfill all orders. As is customary in the semiconductor industry, we allow orders to be canceled or deliveries delayed by customers without penalty. Accordingly, we believe that our backlog at any time should not be used as an indication of future revenues.

Government Contracts

      We estimate that approximately 4% of our fiscal 2001 total worldwide revenue was attributable to sales to the U.S. government and government contractors and subcontractors. Our government contract business is predominantly in the form of negotiated, firm fixed-price subcontracts. All such contracts and subcontracts contain standard provisions relating to termination at the election of the United States government.

Competition

      We compete with a large number of semiconductor companies in markets that are highly competitive. We believe we are one of the largest suppliers of high-performance linear and mixed-signal signal-processing components. Competitors for our analog, mixed-signal and DSP products include Cirrus Logic Inc., Linear Technology Corp., Maxim Integrated Products, Inc., Motorola Semiconductor Products, National Semiconductor Corp., Phillips Semiconductor, ST Microelectronics and Texas Instruments, Inc. Sales of our

micromachined products are currently comprised of acceleration sensors, and our main competitors are Bosch, Motorola and Denso, which use a multichip solution. We use a single chip solution that we believe provides cost, reliability and functional advantages in the marketplace.

      Many other companies offer products that compete with our products. Some also offer other electronic products, and some have financial resources substantially larger than ours. Also, some formerly independent competitors have been purchased by larger companies.

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

Employees

      As of November 3, 2001, we employed approximately 9,000 persons. Our future success depends in large part on the continued service of our key technical and senior management personnel, and on our ability to continue to attract, retain and motivate qualified employees, particularly those highly skilled design, process and test engineers involved in the manufacture of existing products and the development of new products and processes. The competition for such personnel is intense, and the loss of key employees could have a material adverse effect on us. We believe that relations with our employees are good.

ITEM 2.     PROPERTIES

      Our corporate headquarters is located in Norwood, Massachusetts. Manufacturing and other operations are conducted in several locations worldwide. The following tables provide certain information about our principal general offices and manufacturing facilities:

Plant Locations
Owned:	Use	Floor Space

Wilmington, MA	Wafer fabrication, testing, engineering and administrative offices	265,200 sq. ft.

Wilmington, MA	Engineering, marketing and administrative offices	108,000 sq. ft.

Wilmington, MA	Engineering, marketing and administrative offices	65,500 sq. ft.

Wilmington, MA	Engineering, marketing and administrative offices	150,000 sq. ft.

Westwood, MA	Engineering and administrative offices	100,500 sq. ft.

Limerick, Ireland	Wafer fabrication, wafer probe and testing, engineering and administrative offices	375,000 sq. ft.

Greensboro, NC	Components and board assembly and testing, engineering and administrative offices	140,600 sq. ft.

Cavite, Philippines	Components assembly and testing, engineering and administrative offices	414,000 sq. ft.

Manila, Philippines	Components assembly and testing, engineering and administrative offices	81,300 sq. ft.

Principal
Properties			Lease
Leased:	Use	Floor Space	Expiration	Renewals

			(fiscal year)
Norwood, MA	Corporate headquarters, engineering, components testing, sales and marketing offices	135,000 sq. ft.	2007	3, five-yr. periods

Cambridge, MA	Wafer fabrication, components testing and assembly engineering, marketing and administrative offices	117,000 sq. ft.	2006	1, five-yr. period

Santa Clara, CA	Wafer fabrication, components assembly and testing, engineering and administrative offices	72,800 sq. ft.	2002	3, five-yr. periods

Santa Clara, CA	Engineering and administrative offices	43,500 sq. ft.	2002	3, five-yr. periods

Sunnyvale, CA	Wafer fabrication	63,100 sq. ft.	2010	1, five-yr. period

Taipei, Taiwan	Components testing, engineering and administrative offices	45,700 sq. ft.	2002	1, five to seven yr. period

Austin, TX	Engineering and administrative offices	40,000 sq. ft.	2006	1, five yr. period

      In addition to the principal leased properties listed in the previous table, we also lease sales offices and other premises at 26 locations in the United States and 40 locations overseas under operating lease agreements. These leases expire at various dates through the year 2035. We anticipate no difficulty in retaining occupancy of any of our manufacturing, office or sales facilities through lease renewals prior to expiration or through month-to-month occupancy, or in replacing them with equivalent facilities. For information concerning our obligations under all operating and capital leases see Note 9 in the Notes to our Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

ITEM 3.     LEGAL PROCEEDINGS

      The information required by this item is set forth in Note 10 in the Notes to our Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of our security holders during the last quarter of the fiscal year ended November 3, 2001.

EXECUTIVE OFFICERS OF THE COMPANY

      The following table sets forth (i) the name and age of each present executive officer; (ii) the position(s) presently held by each person named; and (iii) the principal occupations held by each person named for at least the past five years. There is no family relationship among the named officers.

Executive Officer	Age	Position(s)	Business Experience

Ray Stata	67	Chairman of the Board	Chairman of the Board since 1973; Chief Executive Officer from 1973 to November 1996; President from 1971 to November 1991.

Jerald G. Fishman	56	President, Chief Executive Officer and Director	Chief Executive Officer since November 1996; President and Director since November 1991; Executive Vice President from 1988 to November 1991; Group Vice President — Components from 1982 to 1988.

Ross Brown	57	Vice President, Human Resources	Vice President, Human Resources since May 1993; U.S. Personnel Manager for Digital Equipment Corp. from 1990 to 1993; Senior Group Personnel Manager at Digital Equipment Corp. from 1986 to 1990.

Samuel H. Fuller	55	Vice President, Research and Development	Vice President, Research and Development since March 1998; Vice President of Research and Chief Scientist of Digital Equipment Corp. from 1983 to 1998.

Russell K. Johnsen	47	Vice President, Corporate Business Development	Vice President, Corporate Business Development since March 2001; Vice President and General Manager, Communications Products May 1994 to March 2001; Vice President and General Manager, Analog Devices Semiconductor Division from November 1993 to May 1994; General Manager of the Wide Area Networks Division of National Semiconductor Corp. from 1992 to 1993.

Robert R. Marshall	47	Vice President, Worldwide Manufacturing	Vice President, Worldwide Manufacturing since February 1994; Vice President, Manufacturing, Limerick Site, Analog Devices, B.V. — Limerick, Ireland from November 1991 to February 1994; Plant Manager, Analog Devices, B.V. — Limerick, Ireland from January 1991 to November 1991.

Executive Officer	Age	Position(s)	Business Experience

William A. Martin	42	Treasurer	Treasurer since March 1993; Assistant Treasurer from October 1991 to March 1993; Manager of Treasury Finance from March 1987 to October 1991; Manager of International Treasury from October 1985 to March 1987.

Robert McAdam	51	Vice President and General Manager, Analog Semiconductor Components	Vice President and General Manager, Analog Semiconductor Components since February 1994; Vice President and General Manager, Analog Devices, B.V. — Limerick, Ireland from January 1991 to February 1994; Product Line Manager, Analog Devices, B.V. — Limerick, Ireland from October 1988 to January 1991.

Brian P. McAloon	51	Group Vice President, DSP and System Products Group	Group Vice President, DSP and Systems Products Group since March 2001; Vice President, Sales May 1992 to March 2001; Vice President, Sales and Marketing — Europe and Southeast Asia from 1990 to 1992; General Manager, Analog Devices, B.V. — Limerick, Ireland from 1987 to 1990.

Joseph E. McDonough	54	Vice President, Finance and Chief Financial Officer	Vice President, Finance and Chief Financial Officer since November 1991; Vice President since 1988 and Treasurer from 1985 to March 1993; Director of Taxes from 1983 to 1985.

Vincent Roche	41	Vice President, Worldwide Sales	Vice President, Worldwide Sales since March 2001; Vice President and General Manager, Silicon Valley Business Units and Computer & Networking from 1999 to March 2001; Product Line Director from 1995 to 1999; Product Marketing Manager from 1988 to 1995.

Franklin Weigold	62	Vice President and General Manager, Micromachined Products	Vice President and General Manager, Micromachined Products since November 1999; Vice President and General Manager, Transportation and Industrial Products Division from March 1992 to November 1999; President and Chief Operating Officer of Unitrode from June 1990 to March 1992.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      Our Common Stock is listed on the New York Stock Exchange (“NYSE”) under the symbol ADI. The table below sets forth the NYSE high and low sale prices of our Common Stock during the two most recent fiscal years.

	Fiscal 2001		Fiscal 2000

Period	High	Low	High	Low

First Quarter	$68.00	$42.63	$52.63	$27.00
Second Quarter	$55.01	$30.50	$94.69	$43.00
Third Quarter	$53.30	$38.41	$100.00	$54.00
Fourth Quarter	$52.74	$29.00	$103.00	$56.06

      We have never paid any cash dividends on our Common Stock and currently have no intentions to do so.

      The approximate number of holders of record of our Common Stock at December 31, 2001 was 5,052. This number does not include shareholders for whom shares are held in a “nominee” or “street” name.

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

ITEM 6.     SELECTED FINANCIAL DATA

	2001	2000	1999	1998	1997
(thousands except per share amounts)
Statement of Operations data:
Net sales	$2,276,915	$2,577,547	$1,450,379	$1,230,571	$1,243,494
Net income before cumulative effect of change in accounting principle	356,377	607,132	196,819	119,488	178,219
Cumulative effect of change in accounting principle	—	—	—	37,080	—

Net income after cumulative effective of change in accounting principle	$356,377	$607,132	$196,819	$82,408	$178,219

Net income per share:
Basic	1.00	1.71	0.58	0.26	0.57
Diluted	0.93	1.59	0.55	0.25	0.52
Pro forma amounts with the change in accounting principle related to revenue recognition applied retroactively:
Net sales	—	—	—	$1,230,571	$1,214,602
Net income	—	—	—	119,488	167,515
Net income per share:
Basic	—	—	—	0.37	0.53
Diluted	—	—	—	0.36	0.49
Balance Sheet data:
Total assets	$4,884,863	$4,411,337	$2,218,354	$1,861,730	$1,763,853
Long-term debt and non-current obligations under capital leases	1,206,038	1,212,960	16,214	340,758	348,852

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      Net sales were $2,277 million in fiscal 2001, a decrease of 12% from net sales of $2,578 million in fiscal 2000. The decrease in net sales was attributable to declining demand in several markets that we serve, particularly the communications market, as well as an overall decline in the general economy. Fiscal 2001 analog IC product sales decreased 3% from fiscal 2000. Our analog IC product sales were strong in the first half of the year and declined in line with a major downturn in the semiconductor industry that occurred during the last half of fiscal 2001. Our fiscal 2001 DSP IC product sales decreased 32% from the prior year due to order cancellations and adjustments, particularly from telecommunications customers and contract manufacturers. Sales of new products, which we define as sales of products introduced in the prior six quarters, were 19% of net sales in fiscal 2001 as compared with 25% in fiscal 2000. The year over year decrease in new products as a percentage of sales was primarily due to the sharp downturn in sales of our communications products.

      Net sales were $2,578 million in fiscal 2000, an increase of 78% over net sales of $1,450 million in fiscal 1999. This increase in net sales was attributable to continued growth in the markets we serve. Sales into all end markets increased in fiscal 2000 with the communications market representing the largest growth area.

      The percentage of sales by geographic region for the last three years is as follows:

Region	Fiscal 2001	Fiscal 2000	Fiscal 1999

North America	39%	45%	46%
Europe	24%	19%	22%
Japan	15%	14%	14%
Southeast Asia	22%	22%	18%

      As set forth above, the fiscal 2001 decline in North American sales as a percentage of total sales was principally attributable to an overall decline in the communications market as well as a cyclical downturn in the semiconductor industry. Sales to international regions remained strong in the first half of fiscal 2001 but weakened in the latter half of the year due to the downturn in the semiconductor industry. In absolute dollar terms, sales to Europe increased by 10% in fiscal 2001. Sales in fiscal 2001 to Japan remained relatively flat to fiscal 2000 as both a percentage of sales and in absolute dollar terms. Fiscal 2001 sales to Southeast Asia remained flat as a percentage of sales as compared to fiscal 2000 while declining approximately 13% in absolute dollars. In fiscal 2000, sales to Europe declined as a percentage of total sales largely due to a weakening Euro/ U.S. dollar exchange rate over fiscal 1999. In absolute dollars, fiscal 2000 net sales increased over fiscal 1999 by 72% in North America, 61% in Europe, 75% in Japan and 114% in Southeast Asia. These large sales increases were due to high growth in end market demand that was not sustainable.

      Gross margin was $1,269 million, or 55.7% of net sales, in fiscal 2001 compared to $1,461 million, or 56.7% of net sales, in fiscal 2000. Gross margin declined by 100 basis points from the prior year due to reduced revenue levels, the impact of inventory reserves and low utilization of our internal fabs. The increase in gross margin in fiscal 2000 to 56.7% from the 49.3% achieved in fiscal 1999 was due primarily to the favorable effect of fixed costs being allocated across a higher sales base and improved manufacturing efficiencies as production increased at our wafer fabrication, assembly and test facilities. Gross margin declined to 52% in the fourth quarter of fiscal 2001 as a result of a 47% sales decline in the fourth quarter of fiscal 2001 as compared to the fourth quarter of fiscal 2000.

      Research and development (R&D) expense amounted to $465 million in fiscal 2001, an increase of $75 million over fiscal 2000. Additional expenses associated with increased engineering headcount were the main reason for the year over year increase. As a result of the decline in the year to year revenue, R&D spending as a percentage of sales increased to 20.4% from 15.1% in fiscal 2000. At any point in time we have hundreds of R&D projects underway, and we believe that none of these projects is material on an individual basis. We expect to continue the development of innovative technologies and processes for new products and we believe that a continued commitment to research and development is essential in order to maintain product leadership with our existing products and to provide innovative new product offerings, and therefore we expect to continue to make significant R&D investments in the future. In fiscal 2000, R&D expense increased to $390 million from $253 million in fiscal 1999.

      Amortization of intangibles was $53 million for fiscal 2001 compared with $11 million for fiscal 2000. The increase in amortization expense was attributable to the amortization of goodwill associated with the acquisition of BCO Technologies plc in the third quarter of fiscal 2000, and the acquisition of Thomas Neuroth AG, Signal Processing Associates Pty. Ltd., Integrated Micro Instruments, Inc., ChipLogic, Inc. and Staccato Systems, Inc. completed in the first quarter of fiscal 2001.

      During the first quarter of fiscal 2001, we completed the following acquisitions:

		Maximum
	Purchase	Contingent
Acquired Company	Price	Consideration

Thomas Neuroth AG (Neuroth)	$4,500,000	$4,000,000
Signal Processing Associates Pty. Ltd. (SPA)	3,800,000	500,000
Integrated Micro Instruments (IMI)	1,900,000	2,700,000
ChipLogic, Inc. (ChipLogic)	68,300,000	29,000,000
Staccato Systems, Inc. (Staccato)	23,800,000	7,000,000

•	On October 31, 2000, we acquired Thomas Neuroth AG (Neuroth) of Vienna, Austria for approximately $4.5 million in cash, with additional contingent cash consideration of up to $4 million payable if certain operational objectives are achieved. As of November 3, 2001, $1 million of the contingent consideration has been paid and charged to operations. The remaining $3 million of contingent consideration will be accounted for as goodwill. Neuroth is a developer of highly integrated circuits for symmetric DSL broadband access.

•	On November 10, 2000, we acquired Signal Processing Associates Pty. Ltd., (SPA) of Victoria, Australia for approximately $3.8 million in cash, with additional contingent cash consideration of up to $0.5 million payable if certain operation objectives are achieved. The contingent consideration will be recorded as compensation expense. SPA is a developer and supplier of voice processing and fax/data relay software for telecommunications applications.

•	On December 18, 2000, we acquired Integrated Micro Instruments, Inc. (IMI) of Berkeley, California for approximately $1.1 million in cash and 13,750 shares of our common stock valued at approximately $0.8 million. An additional 50,000 shares of common stock valued at a fixed amount of approximately $2.7 million are issuable over the next five years upon the satisfaction of certain conditions. The contingent consideration will be recorded as compensation expense. IMI develops MEMS process designs.

•	On January 4, 2001, we acquired ChipLogic, Inc. (ChipLogic) of Santa Clara, California. The total purchase price of $68.3 million consisted of cash of approximately $4 million, approximately 1 million shares of our common stock valued at $60.2 million and the assumption of $4.1 million of outstanding ChipLogic stock options. Approximately $9.5 million represented the purchase price of in-process technology that had not yet reached technological feasibility, had no alternative future use and was charged to operations during fiscal 2001. An additional $8 million of cash consideration and 489,375 shares of common stock is due if certain operational objectives are achieved and will be accounted for as compensation expense. Of these shares, 249,375 contingent shares have a fixed value of approximately $13 million which is being charged to operations over a five year period. The remaining 240,000 shares are subject to performance-based criteria. During fiscal 2001, approximately $4.2 million of expense was recorded related to the issuance of 117,592 shares of common stock associated with the achievement of certain of these objectives. The remaining performance based shares had a value of approximately $3.8 million as of November 3, 2001. To the extent that the remaining criteria are met, our stock price at that time will be used to measure the amount of compensation expense to be recoded. ChipLogic is a developer of high-performance integrated circuits and software focused on the convergence of voice, broadband access and network protocol processing.

•	On January 16, 2001, we acquired Staccato Systems, Inc. (Staccato) of Mountain View, California. The total purchase price of $23.8 million consisted of $23 million in cash and the assumption of $0.8 million of outstanding Staccato stock options. Additional contingent cash consideration of up to $7 million is payable if certain operational objectives are achieved and will be accounted for as additional goodwill. Approximately $1.8 million of the contingent consideration has been paid as of November 3, 2001. Staccato is in the field of audio synthesis technology.

      During the third quarter of fiscal 2000, we acquired BCO Technologies plc (BCO), a company with operations in Belfast, Northern Ireland, in a cash-for-stock transaction valued at approximately $163 million. BCO is a leading supplier of silicon-on-insulator wafers used for fabricating micromechanical optical devices for optical switching and communications applications. In connection with this acquisition, we recorded approximately $158 million of goodwill. There was no in-process research and development write-off related to this acquisition. During the second quarter of fiscal 1999, we acquired two DSP tools companies, White Mountain DSP, Inc. of Nashua, New Hampshire (WM) and Edinburgh Portable Compilers Limited, of Edinburgh, Scotland (EPC). The total cost of these acquisitions was approximately $23 million with additional cash consideration of up to a maximum of $10 million payable if the acquired companies achieve certain revenue and operational objectives. As of November 3, 2001 all of the additional cash consideration has been paid and accounted for as additional purchase price. In connection with the acquisitions of WM and EPC, we recorded a charge of $5.1 million for the write-off of in-process research and development.

      Selling, marketing, general and administrative (SMG&A) expenses were $287 million in fiscal 2001, a decrease of $6 million from the $293 million in fiscal 2000. As a percentage of sales, SMG&A increased to 12.6% for fiscal 2001 from 11.4% in fiscal 2000 as a result of reduced revenue levels. In fiscal 2000, SMG&A expenses increased $83 million from $210 million in fiscal 1999. As a percentage of sales, SMG&A decreased to 11.4% in fiscal 2000 from 14.5% in fiscal 1999 as a result of increased sales.

      During fiscal 2001, we recorded a special charge of approximately $47 million related to cost reduction actions taken in response to the current economic climate. The actions consisted of workforce reductions in manufacturing, which included a decision to consolidate worldwide manufacturing operations and rationalize production planning and quality activities. Workforce reductions also occurred, to a lesser extent, in selling, marketing and administrative areas. As of November 3, 2001, the cost reductions included severance and fringe benefit costs of approximately $30 million for approximately 1,200 employees in the U.S., Europe, Asia and the Philippines, of which approximately half of these employees were terminated as of November 3, 2001. The special charge also included approximately $12 million related to the abandonment of equipment resulting from the consolidation of worldwide manufacturing operations. We believe that the workforce reductions will result in annual salary savings of approximately $40 million with a $27 million reduction in cost of sales and a $13 million reduction in operating expenses. The impact in fiscal 2002 of these cost savings is expected to be approximately $30 million, with a $20 million reduction in cost of sales and a $10 million reduction in operating expenses.

      Our operating income was $408 million, or 17.9% of sales, for fiscal 2001, compared to $767 million, or 29.8% of sales, in fiscal 2000 and $243 million, or 16.7% of net sales, for fiscal 1999.

      In fiscal 1999, we sold 78% of our investment in WaferTech, LLC (WaferTech) to other WaferTech partners in exchange for $105 million in cash, which was equal to 78% of the carrying value of the equity ownership at October 31, 1998. During the first quarter of fiscal 2001, we completed the sale of our remaining investment in WaferTech to Taiwan Semiconductor Manufacturing Company for approximately $61 million in cash. We recorded a pretax realized gain on the sale of this investment of approximately $28 million. In the third quarter of fiscal 2000, we sold our investment in Chartered Semiconductor Manufacturing Pte. Ltd. We received proceeds of approximately $65 million in cash and realized a pretax gain of approximately $44 million. These realized gains are included in other nonoperating income.

      Interest expense was $62 million in fiscal 2001 compared to $6 million in fiscal 2000. The increase in interest expense was the result of a full year of interest expense on our $1,200 million of 4.75% convertible subordinated notes, which were issued in the fourth quarter of fiscal 2000. Interest income was $133 million in fiscal 2001 compared to $63 million in fiscal 2000. The increase in interest income was due to higher cash balances from increased cash flow as well as the unused portion of the funds obtained from the issuance of our 4.75% convertible subordinated notes.

      Our effective income tax rate remained relatively flat at 29.7% for fiscal 2001 as compared to 29.9% for fiscal 2000, primarily due to a shift in the mix of worldwide profits offset by a taxable gain on the sale of our remaining WaferTech investment. Our effective income tax rate increased to 29.9% for fiscal 2000 from 23.6% in fiscal 1999 due to increased profits in higher tax jurisdictions, principally the United States.

      Fiscal 2001 net income was $356 million, or 15.7% of sales, and diluted earnings per share was $0.93 compared to net income in fiscal 2000 of $607 million and diluted earnings per share of $1.59. The fiscal 2001 decrease in net income from fiscal 2000 was primarily due to reduced revenue levels. Net income increased to $607 million, or 23.6% of sales, in fiscal 2000 from $197 million, or 13.6% of sales, in fiscal 1999.

      Effective October 29, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, (FAS 133), “Accounting for Derivative Instruments and Hedging Activities,” as amended by Statement of Financial Accounting Standards No. 138, “Accounting for Certain Instruments and Certain Hedging Activities.” FAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure such instruments at fair market value. Under certain circumstances, a portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income (OCI) until the hedged transaction affects earnings. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income immediately. While the adoption of FAS 133 on October 29, 2000 did not have a material impact on operations, it resulted in a $5 million loss recognized in OCI, which was reclassified into earnings during fiscal 2001.

      In August 2001 the Company adopted Securities and Exchange Commission Staff Accounting Bulletin 101, (SAB 101), “Revenue Recognition in Financial Statements.” SAB 101 summarizes the application of generally accepted accounting principles to revenue recognition in financial statements. The adoption of this standard did not have a material effect on our financial position or results of operations.

      In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, (FAS 141), “Business Combinations” and No. 142, (FAS 142), “Goodwill and Other Intangible Assets.” FAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. Under FAS 142, which is effective for fiscal years beginning after December 15, 2001, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their estimated useful lives. We must adopt these new pronouncements no later than November 2002, with earlier adoption permitted. Application of the non-amortization provisions of FAS 142 is expected to result in an increase in net income of approximately $54 million, beginning in fiscal 2003. We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003 and have not yet determined what effect, if any, the adoption of FAS 141 and 142 will have on our financial position or results of operations.

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, (FAS 143), “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It also applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. We are required to adopt FAS 143 in the first quarter of fiscal 2003 and we do not believe that the adoption of FAS 143 will have a material effect on our financial position or results of operations.

      In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, (FAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses the financial accounting and reporting for the impairment of long-lived assets. This statement supersedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and the accounting and reporting provisions for the disposal of a segment of a business of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” We are required to adopt FAS 144 in the first quarter of fiscal 2003 and we have not yet determined what effect, if any, the adoption of FAS 144 will have on our financial position or results of operations.

      The impact of inflation on our business during the past three years has not been significant.

Liquidity and Capital Resources

      At November 3, 2001, we had $2,793 million of cash, cash equivalents and short-term investments compared to $2,235 million at October 28, 2000. The $558 million increase in cash, cash equivalents and short-term investments was primarily due to operating cash inflows of $844 million (37% of fiscal 2001 sales) offset by $297 million of capital spending. In fiscal 2000, our cash, cash equivalents and short-term investments increased by $1,473 million primarily due to operating cash inflows of $705 million, or 27% of sales in fiscal 2000, and $1,172 million of proceeds from the issuance of long-term debt offset by $275 million of capital spending and $169 million of acquisition-related spending. Investing activities used $1,220 million in fiscal 2001 and $456 million in fiscal 2000, while financing activities generated $2 million in fiscal 2001 and $1,130 million in fiscal 2000.

      Accounts receivable of $218 million at the end of fiscal 2001 decreased $246 million or 53% from $464 million at the end of fiscal 2000. This decrease resulted principally from a $382 million decrease in sales from the fourth quarter of fiscal 2000 to the fourth quarter of fiscal 2001. Days sales outstanding improved from 52 days at the end of the fourth quarter of fiscal 2000 to 46 days at the end of the fourth quarter of fiscal 2001. As a percentage of annualized fourth quarter sales, accounts receivable was 12.9% at the end of fiscal 2001, down from 14.4% at the end of fiscal 2000.

      Inventories decreased $85 million, or 26%, from fiscal 2000 to $247 million at the end of fiscal 2001. Days cost of sales in inventory increased by 21 days to 111 days as of the end of the fourth quarter of fiscal 2001. The decrease in inventory in absolute dollar terms is attributable to production decreases in response to reduced demand for our products as well as an increase in inventory reserves and a sharp curtailment of spending on wafers supplied by external foundries. We employ a variety of consistent methodologies to determine the amount of inventory reserves necessary. While a portion of the reserve is determined via reference to the age of inventory and lower of cost or market calculations, an element of the reserve is subject to significant judgments by us about future demand for our inventory. Although we believe that we have used our best efforts and information to estimate future demand, due to the uncertain economic times and the difficulty inherent in predicting future results, it is possible that actual demand for our products will differ from our estimates. If actual demand for products is less than our estimates, additional reserves for existing inventories may need to be reflected in future periods.

      Net additions to property, plant and equipment of $297 million for fiscal 2001 were funded with a combination of cash on hand and cash generated from operations. Capital spending in fiscal 2001 increased slightly from the $275 million incurred in fiscal 2000. Significant fiscal 2001 capital additions included new facilities in Wilmington, MA; Sunnyvale, CA; and Limerick, Ireland. We currently plan to make capital expenditures of approximately $70 million in fiscal 2002. Depreciation expense is expected to increase to $171 million in fiscal 2002 from $158 million in fiscal 2001.

      We acquired five companies during fiscal 2001, as more fully described in “Results of Operations.” Total cash used to purchase these companies was approximately $38 million.

      During the fourth quarter of fiscal 2000, we issued $1,200 million of 4.75% Convertible Subordinated Notes due 2005 (2005 Notes), with semiannual interest payments on April 1 and October 1 of each year, commencing April 1, 2001. The 2005 Notes are convertible, at the option of the holder, into our common stock at any time unless previously redeemed or repurchased, at a conversion price of $129.78 per share, subject to adjustment in certain events. The net proceeds of the offering were $1,172 million after payment of the underwriting discount and expenses of the offering, which will be amortized over the term of the 2005 Notes. After the issuance of the 2005 Notes, our debt-to-equity ratio increased to 53%.

      At November 3, 2001, our principal sources of liquidity were $2,793 million of cash and cash equivalents and short-term investments.

      We believe that our existing sources of liquidity and cash expected to be generated from future operations, together with current and anticipated available long-term financing, will be sufficient to fund operations, capital expenditures and research and development efforts for the foreseeable future.

Forward-Looking Statements

      The “Management Analysis” and other sections of this report contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate, management’s beliefs and assumptions made by management. In addition, other written or oral statements that constitute forward-looking statements may be made by or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. (See “Factors That May Affect Future Results” below.) Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Factors That May Affect Future Results

Our future operating results are difficult to predict and may materially fluctuate.

      Our future operating results are difficult to predict and may be materially affected by a number of factors, including the timing of new product announcements or introductions by us or our competitors, competitive pricing pressures, fluctuations in manufacturing yields, adequate availability of wafers and manufacturing capacity, the risk that our backlog could decline significantly, our ability to hire, retain and motivate adequate numbers of engineers and other qualified employees to meet the demands of our largest customers, changes in product mix, and the effect of adverse changes in economic conditions in the United States and international markets. In addition, the semiconductor market has historically been cyclical and subject to significant economic downturns at various times, including the recent decline in demand experienced during fiscal 2001. Our business is subject to rapid technological changes and there can be no assurance, depending on the mix of future business, that products stocked in inventory will not be rendered obsolete before we ship them. As a result of these and other factors, there can be no assurance that we will not experience material fluctuations in future operating results on a quarterly or annual basis.

Our future success depends upon our ability to develop and market new products and enter new markets.

      Our success significantly depends on our continued ability to develop and market new products. There can be no assurance that we will be able to develop and introduce new products in a timely manner or that new products, if developed, will achieve market acceptance. In addition, our growth is dependent on our continued ability to penetrate new markets where we have limited experience and competition is intense. There can be no assurance that the markets we serve will grow in the future, that our existing and new products will meet the requirements of these markets, that our products will achieve customer acceptance in these markets, that competitors will not force prices to an unacceptably low level or take market share from us, or that we can achieve or maintain profits in these markets. Also, some of our customers in these markets are less well established, which could subject us to increased credit risk.

We may not be able to compete successfully in the semiconductor industry in the future.

      The semiconductor industry is intensely competitive. Some of our competitors have greater technical, marketing, manufacturing and financial resources than we do. Our competitors also include emerging companies attempting to sell products to specialized markets that we serve. Our competitors have, in some cases, developed and marketed products having similar design and functionality as our products. There can be no assurance that we will be able to compete successfully in the future against existing or new competitors or that our operating results will not be adversely affected by increased price competition.

We may not be able to satisfy increasing demand for our products, and increased production may lead to overcapacity and lower prices.

      The cyclical nature of the semiconductor industry has resulted in sustained or short-term periods when demand for our products has increased or decreased rapidly. We and the semiconductor industry experienced a period of rapid decreases in demand in fiscal 2001. As a result we have overcapacity due to the expansion of our production facilities and increased access to third-party foundries. However, we cannot be sure that we will not encounter unanticipated production problems at either our own facilities or at third-party foundries, or that our capacity will be sufficient to satisfy demand for our products. We believe that other semiconductor manufacturers have expanded their production capacity over the past several years. This expansion by us and our competitors and the continuation of the decline in the demand for semiconductor products that began in early fiscal 2001, has led to overcapacity in our target markets, which has resulted in a year over year decline in our revenue rate and could lead to price erosion that would adversely affect our operating results.

We rely on third-party subcontractors and manufacturers for some industry-standard wafers and assembly/test services and therefore cannot control their availability or conditions of supply.

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

      We, and many companies in the semiconductor industry, rely on internal manufacturing capacity located in California and Taiwan as well as wafer fabrication foundries in Taiwan and other sub-contractors in geologically unstable locations around the world. This reliance involves risks associated with the impact of earthquakes on us and the semiconductor industry, including temporary loss of capacity, availability and cost of key raw materials and equipment, and availability of key services including transport. In addition, California has recently experienced intermittent interruption in the availability of electricity. To date, the impact on us has been negligible. However, electricity is a critical resource for us, without which our products could not be manufactured at factories exposed to continued lengthy power interruptions.

We are exposed to economic, political and other risks through our significant worldwide operations.

      During fiscal 2001, 61% of our revenues were derived from customers in international markets. We have manufacturing facilities outside the United States in Ireland, the United Kingdom, the Philippines and Taiwan. In addition to being exposed to the ongoing economic cycles in the semiconductor industry, we are also subject to the economic and political risks inherent in international operations and their impact on the

U.S. economy in general, including the risks associated with ongoing uncertainties and political and economic instability in many countries around the world as well as the economic disruption from acts of terrorism, particularly in the aftermath of the terrorist attacks of September 11, 2001 and the response to them of the United States and its allies. These risks include air transportation disruptions, expropriation, currency controls and changes in currency exchange rates, tax and tariff rates and freight rates, and social and political unrest. Although we engage in hedging transactions to reduce our exposure to currency exchange rate fluctuations, there can be no assurance that our competitive position will not be adversely affected by changes in the exchange rate of the U.S. dollar against other currencies.

We are involved in frequent litigation regarding intellectual property rights, which could be costly to defend and could require us to redesign products or pay significant royalties.

      The semiconductor industry is characterized by frequent claims and litigation involving patent and other intellectual property rights. We have from time to time received, and may in the future receive, claims from third parties asserting that our products or processes infringe their patents or other intellectual property rights. In the event a third party makes a valid intellectual property claim and a license is not available on commercially reasonable terms, we could be forced either to redesign or to stop production of products incorporating that intellectual property, and our operating results could be materially and adversely affected. Litigation may be necessary to enforce patents or other of our intellectual property rights or to defend us against claims of infringement, and this litigation can be costly and divert the attention of key personnel. See Note 10 of the Notes to our Consolidated Financial Statements for the fiscal year ended November 3, 2001 for information concerning pending litigation that involves us. An adverse outcome in this litigation could have a material adverse effect on our consolidated financial position or on our consolidated results of operations or cash flows in the period in which the litigation is resolved.

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

ITEM 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

      We have fixed rate debt obligations and interest rate swap and cap agreements. An increase in interest rates would not significantly increase interest expense due to the fixed nature of our debt obligations. Because of the size and structure of these obligations, a 100 basis point increase in interest rates would not result in a material change in our interest expense or the fair value of the debt obligations and related interest rate swap and cap agreements for fiscal 2001 and fiscal 2000. The fair value of our investment portfolio would not be significantly impacted by either a 100 basis point increase or decrease in interest rates in fiscal 2001 and fiscal 2000 due mainly to the short-term nature of the major portion of our investment portfolio. The related interest income would change by approximately $6 million for each 100 basis point increase or decrease in interest rates for fiscal 2001 on a weighted average portfolio maturity of 93 days. The impact of a 100 basis point increase or decrease in interest rates on interest income was not material for fiscal 2000 due mainly to the relative insignificance of interest income to the consolidated pretax income.

      As more fully described in Note 2 (i) in the Notes to our Consolidated Financial Statements, we regularly hedge our non-U.S. dollar-based exposures by entering into forward exchange contracts. The terms of these contracts are for periods matching the duration of the underlying exposure and generally range from three months up to one year. The short-term nature of these contracts has resulted in these instruments having insignificant fair values at November 3, 2001 and October 28, 2000. Currently, our largest foreign currency exposure is against the Euro, primarily because Europe has a higher proportion of local currency denominated expenses. Relative to foreign currency exposures existing at November 3, 2001 and October 28, 2000, a 10% unfavorable movement in foreign exchange rates would not expose us to significant losses in earnings or cash flows or significantly diminish the fair value of our foreign currency financial instruments, primarily due to the short lives of the affected financial instruments that effectively hedge substantially all of our year-end exposures against fluctuations in foreign currency exchange rates. The calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, such changes typically affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency selling prices.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ANALOG DEVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME
Years Ended November 3, 2001, October 28, 2000 and October 30, 1999

	2001	2000	1999
(thousands, except per share amounts)
Revenue
Net sales	$2,276,915	$2,577,547	$1,450,379
Costs and Expenses
Cost of sales	1,008,095	1,116,520	735,643

Gross margin	1,268,820	1,461,027	714,736
Operating expenses:
Research and development	464,686	389,997	252,966
Selling, marketing, general and administrative	287,146	293,364	209,639
Purchased in-process research and development	9,500	—	5,140
Amortization of intangibles	52,795	10,569	4,073
Special charge	47,007	—	—

	861,134	693,930	471,818
Operating income	407,686	767,097	242,918
Equity in loss of WaferTech	—	—	1,149
Nonoperating (income) expenses:
Interest expense	62,474	5,841	10,146
Interest income	(132,647)	(63,430)	(26,726)
Other	(29,385)	(41,025)	809

	(99,558)	(98,614)	(15,771)

Earnings
Income before income taxes	507,244	865,711	257,540
Provision for income taxes:
Payable currently	180,790	271,123	44,139
Deferred	(29,923)	(12,544)	16,582

	150,867	258,579	60,721

Net income	$356,377	$607,132	$196,819

Shares used to compute earnings per share — Basic	359,113	353,363	336,482

Shares used to compute earnings per share — Diluted	381,962	381,157	362,904

Earnings per share — Basic	$1.00	$1.71	$0.58

Earnings per share — Diluted	$0.93	$1.59	$0.55

See accompanying Notes.

ANALOG DEVICES, INC.

CONSOLIDATED BALANCE SHEETS
November 3, 2001 and October 28, 2000

	2001	2000
(thousands, except share amounts)
ASSETS
Current Assets
Cash and cash equivalents	$1,364,949	$1,736,421
Short-term investments	1,428,278	498,844
Accounts receivable less allowances of $15,398 ($13,156 in 2000)	218,151	463,912
Inventories	246,852	332,094
Deferred tax assets	139,418	108,989
Prepaid expenses and other current assets	37,271	27,754

Total current assets	3,434,919	3,168,014

Property, Plant and Equipment, at Cost
Land and buildings	294,598	238,550
Machinery and equipment	1,447,639	1,260,572
Office equipment	92,792	86,930
Leasehold improvements	130,528	120,710

	1,965,557	1,706,762
Less accumulated depreciation and amortization	1,057,615	927,536

Net property, plant and equipment	907,942	779,226

Other Assets
Investments	246,505	217,755
Intangible assets, net	229,330	192,698
Other assets	66,167	53,644

Total other assets	542,002	464,097

	$4,884,863	$4,411,337

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings and current portion of obligations under capital leases	$6,432	$15,690
Accounts payable	79,784	213,196
Deferred income on shipments to distributors	142,011	140,369
Income taxes payable	121,844	86,625
Accrued liabilities	177,877	194,017

Total current liabilities	527,948	649,897

Noncurrent Liabilities
Long-term debt and obligations under capital leases	1,206,038	1,212,960
Deferred income taxes	51,345	51,205
Other noncurrent liabilities	256,506	193,625

Total noncurrent liabilities	1,513,889	1,457,790

Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $1.00 par value, 471,934 shares authorized, none outstanding	—	—
Common stock, $0.16 2/3 par value, 600,000,000 shares authorized, 363,353,954 shares issued (357,969,010 in 2000)	60,560	59,663
Capital in excess of par value, net of deferred compensation of $25,892 ($3,980 in 2000)	713,427	526,820
Retained earnings	2,074,320	1,717,943
Accumulated other comprehensive income	(204)	2,841

	2,848,103	2,307,267
Less 103,630 shares in treasury, at cost (45,186 in 2000)	5,077	3,617

Total stockholders’ equity	2,843,026	2,303,650

	$4,884,863	$4,411,337

See accompanying Notes.

ANALOG DEVICES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended November 3, 2001, October 28, 2000 and October 30, 1999

					Accumulated
	Common Stock		Capital in		Other	Treasury Stock
			Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Income*	Shares	Amount
(thousands)
BALANCE, OCTOBER 31, 1998	164,093	$27,349	$248,970	$913,992	$6,025	(3,783)	$(67,947)
Activity in Fiscal 1999
Net income — 1999				196,819
Issuance of stock under stock plans and other, net of repurchases	2,974	496	28,159			621	8,177
Conversion of 3.50% Subordinated Notes	10,982	1,830	228,074
Compensation recognized under Restricted Stock Plan			2,799
Tax benefit — stock option exercises			15,104
Securities valuation adjustment					6,629
Translation adjustment					(445)

BALANCE, OCTOBER 30, 1999	178,049	29,675	523,106	1,110,811	12,209	(3,162)	(59,770)

Activity in Fiscal 2000
Net income — 2000				607,132
Issuance of stock under stock plans and other, net of repurchases	6,205	1,033	52,148			(93)	(8,850)
Compensation recognized under Restricted Stock Plan			2,231
Tax benefit — stock option exercises			43,566
Two-for-one stock split	173,715	28,955	(94,231)			3,210	65,003
Securities valuation adjustment					(6,629)
Translation adjustment					(2,739)

BALANCE, OCTOBER 28, 2000	357,969	59,663	526,820	1,717,943	2,841	(45)	(3,617)

Activity in Fiscal 2001
Net income — 2001				356,377
Issuance of stock under stock plans and other, net of repurchases	3,923	654	19,664			358	20,371
Compensation recognized under Restricted Stock Plan			2,114
Tax benefit — stock option exercises			90,581
Issuance of common stock in connection with acquisitions	1,462	243	98,274
Deferred stock-based compensation related to acquisitions (net of amortization of $8,884)			(24,026)
Securities valuation adjustment					(226)
Translation adjustment					(2,995)
Derivative instruments designated as cash flow hedges					176
Common stock repurchased						(417)	(21,831)

BALANCE, NOVEMBER 3, 2001	363,354	$60,560	$713,427	$2,074,320	$(204)	(104)	$(5,077)

*	Comprehensive income, i.e., net income plus other comprehensive income, totaled $353 million in 2001, $598 million in 2000 and $203 million in 1999.

See accompanying Notes.

ANALOG DEVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended November 3, 2001, October 28, 2000 and October 30, 1999

	2001	2000	1999
(thousands)
Operations
Cash flows from operations:
Net income	$356,377	$607,132	$196,819
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	210,490	156,671	142,598
Gain on sale of investments	(28,084)	(43,857)	—
Non-cash portion of special charge	14,073	—	—
Purchased in-process research and development	9,500	—	5,140
Equity in loss of WaferTech, net of dividends	—	—	1,149
Tax benefit — stock option exercises	90,581	30,073	15,104
Deferred income taxes	(29,923)	(12,544)	16,582
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	237,344	(213,696)	(55,980)
Decrease (increase) in inventories	82,267	(82,321)	28,424
(Increase) decrease in prepaid expenses and other current assets	(8,507)	(9,706)	4,292
Increase in investments — trading	(60,751)	(123,165)	(28,098)
(Decrease) increase in accounts payable, deferred income and accrued liabilities	(138,609)	233,408	57,096
Increase in income taxes payable	35,712	20,204	27,774
Increase in other liabilities	73,143	142,306	31,525

Total adjustments	487,236	97,373	245,606

Net cash provided by operations	843,613	704,505	442,425

Investments
Cash flows from investments:
Additions to property, plant and equipment, net	(297,236)	(274,837)	(77,500)
Purchase of short-term investments available-for-sale	(2,963,922)	(868,394)	(628,823)
Maturities of short-term investments available-for-sale	2,034,488	776,103	263,845
Proceeds from sale of investment	60,936	64,641	—
(Increase) decrease in long-term investments	(4,750)	348	101,501
Payments for acquisitions, net of cash acquired	(38,469)	(169,270)	(20,499)
(Increase) decrease in other assets	(11,427)	15,192	3,435

Net cash used for investments	(1,220,380)	(456,217)	(358,041)

Financing Activities
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	1,172,135	—
Repurchase of common stock	(21,831)	—	—
Proceeds from employee stock plans	39,947	42,864	19,050
Payments on capital lease obligations	(10,746)	(8,293)	(14,109)
Net (decrease) increase in variable rate borrowings	(5,473)	(76,416)	1,776

Net cash provided by financing activities	1,897	1,130,290	6,717

Effect of exchange rate changes on cash	3,398	1,952	1,459

Net (decrease) increase in cash and cash equivalents	(371,472)	1,380,530	92,560
Cash and cash equivalents at beginning of year	1,736,421	355,891	263,331

Cash and cash equivalents at end of year	$1,364,949	$1,736,421	$355,891

See accompanying Notes.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended November 3, 2001, October 28, 2000 and October 30, 1999
(all tabular amounts in thousands except per share amounts)

1.	Description of Business

      Analog Devices, Inc. (Analog, ADI or the Company) is a world leader in the design, manufacture and marketing of high-performance analog, mixed-signal and digital signal processing (DSP) integrated circuits (ICs) used in signal processing applications.

      A significant portion of Analog’s revenues comes from the communications market. Communications applications include wireless handsets and base stations, as well as products used for high-speed access to the Internet, including ICs used in ADSL and cable modems and central office networking equipment.

      Analog serves the PC market with products that monitor and manage power usage, process signals used in flat panel displays and multimedia projectors and enable PCs to provide CD-quality audio. Analog also serves the high-end consumer market with ICs used in such products as digital cameras and camcorders, DVD players and surround sound audio systems. Analog provides a broad array of products to the industrial market, including products for automatic test equipment and for the digital speed control of AC motors.

2.	Summary of Significant Accounting Policies

a.	Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. Upon consolidation, all significant intercompany accounts and transactions are eliminated. The Company’s fiscal year ends on the 52-week or 53-week period ending on the Saturday closest to the last day in October. Fiscal year 2001 was a 53-week year, and fiscal years 2000 and 1999 were each 52-week years.

      Certain amounts reported in previous years have been reclassified to conform to the fiscal 2001 presentation, such reclassifications were immaterial.

b.	Cash, Cash Equivalents and Investments

      Cash and cash equivalents are highly liquid investments with insignificant interest rate risk and maturities of three months or less at the time of acquisition. Investments with maturities between three and twelve months at time of acquisition are considered short-term investments. Cash, cash equivalents and short-term investments consist primarily of commercial paper and government agency discount notes, but also include certificates of deposit, bank time deposits, institutional money market funds and bankers’ acceptances. Long-term investments consist of mutual funds, commercial paper and bank money market funds that are acquired to generate returns that offset changes in certain liabilities related to deferred compensation arrangements, as well as equity securities.

      The Company classifies its investments in readily marketable debt and equity securities as “held-to-maturity,” “available-for-sale” or “trading” at the time of purchase and such designation is evaluated as of each balance sheet date. Held-to-maturity securities, which are carried at amortized cost, include only those securities the Company has the positive intent and ability to hold to maturity. Securities, such as bank time deposits, which by their nature are typically held to maturity, are classified as such. The Company’s other readily marketable investments are classified as either available-for-sale or trading. Available-for-sale securities are carried at fair value with unrealized gains and losses, net of related tax, if any, reported as a separate component of stockholders’ equity. Realized gains and losses, as well as interest, dividends and capital gains distributions on all securities, are included in earnings.

      Cash equivalents and short-term investments classified as available-for-sale were $2,624 million and $2,167 million at November 3, 2001 and October 28, 2000, respectively and those classified as held-to-maturity were $108 million and $7 million at November 3, 2001 and October 28, 2000, respectively. All of

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

these securities have contractual maturities of twelve months or less at time of acquisition. Because of the short term to maturity, and hence relative price insensitivity to changes in market interest rates, amortized cost approximates fair value for all of these securities. As such, no realized or unrealized gains or losses were recorded during each of these years. There were no cash equivalents or short-term investments classified as trading at November 3, 2001 and October 28, 2000.

      Long-term investments classified as trading were $243 million and $182 million at November 3, 2001 and October 28, 2000, respectively, and were based on published market quotes on November 2, 2001 and October 27, 2000. Gross realized and unrealized gains and losses from trading securities were not material in fiscal 2001, fiscal 2000 and fiscal 1999. There were approximately $1.7 million and $0 at November 3, 2001 and October 28, 2000, respectively, of long-term investments classified as available-for-sale. Gross realized gains on available-for-sale investments were $0 in fiscal 2001 and $44 million in fiscal 2000. Gross unrealized gains and losses were not material in fiscal 2001 and fiscal 2000. There were no long-term investments classified as held-to-maturity at November 3, 2001 and October 28, 2000.

c.	Supplemental Cash Flow Statement Information

	2001	2000	1999

Cash paid during the fiscal year for:
Income taxes	$52,353	$208,441	$19,582
Interest, net of capitalized interest	$51,720	$4,039	$10,808

      The Company’s primary non-cash financing activities in fiscal 2001 resulted from its current year acquisitions for which 1,462,066 shares of common stock were issued (valued at approximately $81.8 million) and the assumption of stock options with a fair value of approximately $4.9 million. As a result, the Company recognized approximately $8.8 million of stock-based compensation expense. The Company’s non-cash financing activities in fiscal 1999 consisted solely of the conversion of its 3.50% Convertible Subordinated Notes into common stock.

d.	Inventories

      Inventories are valued at the lower of cost (first-in, first-out method) or market. Inventories at November 3, 2001 and October 28, 2000 were as follows:

	2001	2000

Raw materials	$18,221	$17,505
Work in process	159,463	179,918
Finished goods	69,168	134,671

Total inventories	$246,852	$332,094

e.	Property, Plant and Equipment

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

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Total depreciation and amortization of property, plant and equipment was $158 million, $143 million and $139 million in fiscal 2001, 2000 and 1999, respectively. Property, plant and equipment included $77 million and $82 million of capitalized leases in fiscal 2001 and 2000, net of $56 million and $49 million, respectively, of accumulated depreciation.

      Property, plant and equipment includes capitalized interest of $6.5 million and $0 as of November 3, 2001 and October 28, 2000, respectively.

f.	Goodwill and Other Acquisition-related Intangibles

	2001	2000

Goodwill	$219,674	$181,219
Other intangibles	9,656	11,479

Total	$229,330	$192,698

      Other intangibles include items such as acquired trained workforce and customer base. Goodwill and intangibles are evaluated for impairment periodically or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable based on the related undiscounted cash flows. Amortization lives are principally five years.

      The balances shown are net of total accumulated amortization of $88 million and $35 million as of November 3, 2001 and October 28, 2000, respectively. Amortization of goodwill and other acquisition-related intangibles was $53 million, $13 million and $4 million for fiscal 2001, 2000 and 1999, respectively.

g.	Grant Accounting

      The Company’s manufacturing facility in Limerick, Ireland has received various grants from the Industrial Development Authority of the Republic of Ireland. These grants include capital, employment and research and development grants. Capital grants for the acquisition of property and equipment are netted against the related capital expenditures and amortized as a credit to depreciation expense over the useful life of the related asset. Employment grants, which relate to employee hiring and training, and research and development grants are recognized in earnings in the period in which the related expenditures are incurred by the Company.

     h.     Translation of Foreign Currencies

      The functional currency for the Company’s foreign sales operations is the applicable local currency. Gains and losses resulting from translation of these foreign currencies into U.S. dollars are accumulated in other comprehensive income. Transaction gains and losses are included in income currently, including those at the Company’s principal foreign manufacturing operations where the functional currency is the U.S. dollar. Foreign currency transaction gains or losses included in other expenses, net, were not material in fiscal 2001, 2000 and 1999.

     i.     Derivative Instruments and Hedging Agreements

      The Company enters into forward foreign exchange contracts, foreign currency option contracts and currency swap agreements to offset certain operational and balance sheet exposures from the impact of changes in foreign currency exchange rates. Such exposures result from the portion of the Company’s operations, assets and liabilities that are denominated in currencies other than the U.S. dollar, primarily the Japanese yen and the Euro. These foreign exchange contracts are entered into to support product sales, purchases and financing transactions made in the normal course of business, and accordingly, are not speculative in nature.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Effective October 29, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, (FAS 133), “Accounting for Derivative Instruments and Hedging Activities,” as amended by Statement of Financial Accounting Standards No. 138, (FAS 138), “Accounting for Certain Instruments and Certain Hedging Activities.” As a result of the adoption of FAS 133, the Company recognizes all derivative financial instruments in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of the derivative financial instruments are either recognized periodically in earnings or in stockholders’ equity as a component of other comprehensive income (OCI) depending on whether the derivative financial instrument qualifies for hedge accounting. Changes in fair values of derivatives not qualifying for hedge accounting are reported in earnings. While the adoption of FAS 133 on October 29, 2000 did not have a material impact on operations, it resulted in a $5 million loss recognized in OCI, which was reclassified into earnings during fiscal 2001.

      Foreign Exchange Exposure Management — The Company has significant international sales and purchase transactions in foreign currencies and has a policy of hedging forecasted and actual foreign currency risk with forward foreign exchange contracts. The Company’s forward foreign exchange contracts are denominated in Japanese yen and the Euro and are for periods consistent with the terms of the underlying transactions, generally one year or less. Derivative instruments are employed to eliminate or minimize certain foreign currency exposures that can be confidently identified and quantified. In accordance with FAS 133, hedges related to anticipated transactions are designated and documented at the inception of the respective hedge as cash flow hedges and evaluated for effectiveness monthly. As the terms of the forward contract and the underlying transaction are matched at inception, forward contract effectiveness is calculated by comparing the fair value of the contract to the change in the forward value of the anticipated transaction, with the effective portion of the gain or loss on the derivative instrument reported as a component of OCI in stockholders’ equity and reclassified into earnings in the same period during which the hedged transaction affects earnings. Any residual change in fair value of the instruments, or ineffectiveness, is recognized immediately in other expense. No ineffectiveness was recognized in fiscal 2001.

      Additionally, the Company enters into foreign currency forward contracts to hedge the gains and losses generated by the remeasurement of certain recorded assets and liabilities in a non-functional currency. Changes in the fair value of these undesignated hedges are recognized in other expense immediately as an offset to the changes in the fair value of the asset or liability being hedged.

      Derivative financial instruments involve, to a varying degree, elements of market and credit risk not recognized in the consolidated financial statements. The market risk associated with these instruments resulting from currency exchange rate or interest rate movements is expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. The counterparties to the agreements relating to the Company’s foreign exchange and interest rate instruments consist of a number of major international financial institutions with high credit ratings. The Company does not believe that there is significant risk of nonperformance by these counterparties because the Company continually monitors the credit ratings of such counterparties, and limits the financial exposure with any one financial institution. While the contract or notional amounts of derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of the Company’s exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of counterparties to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparties’ obligations under the contracts exceed the obligations of the Company to the counterparties.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated Derivative Gains or Losses

      The following table summarizes activity in other comprehensive income related to derivatives classified as cash flow hedges held by the Company during the period of October 29, 2000 (the date of adoption of FAS 133) through November 3, 2001:

Cumulative effect of adopting FAS 133 as of October 29, 2000	$5,142
Less: Reclassifications into earnings from other comprehensive income	(5,142)

0
Changes in fair value of derivatives — (gain) loss	(5,478)
Reclassification into earnings from other comprehensive income	5,302

Accumulated (gain) loss included in other comprehensive income	$(176)

All of the accumulated gain will be reclassified into earnings over the next twelve months.

j.	Fair Values of Financial Instruments

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

	November 3, 2001		October 28, 2000

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Assets:
Cash and cash equivalents	$1,364,949	$1,364,949	$1,736,421	$1,736,421
Short-term investments	1,428,278	1,428,278	498,844	498,844
Long-term investments	242,502	242,502	181,751	181,751
Liabilities:
Short-term borrowings	(434)	(434)	(5,752)	(5,752)
Long-term debt, including current portion	(1,200,000)	(1,145,400)	(1,200,261)	(1,101,261)
Foreign Currency Instruments and Interest Rate Agreements:
Interest rate swap and cap agreements	(62)	(62)	(33)	(62)
Forward foreign currency exchange contracts	928	928	(3,555)	(3,817)
Foreign currency option contracts	—	—	75	22

      The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

      Cash, cash equivalents and short-term investments — The carrying amounts of these items are a reasonable estimate of their fair value due to the short term to maturity and readily available market for these types of investments.

      Long-term investments — The fair value of long-term investments is based on quoted market values.

      Short-term borrowings — The carrying amounts of these variable-rate borrowings approximate fair value due to the short period of time to maturity.

      Long-term debt — The fair value of long-term debt is based on quoted market values.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Interest rate swap and cap agreements — The fair value of interest rate swap and cap agreements is obtained from dealer quotes. These values represent the estimated amount the Company would receive or pay to terminate the agreements taking into consideration current interest rates.

      Forward foreign currency exchange contracts — The estimated fair value of forward foreign currency exchange contracts is based on the estimated amount at which they could be settled based on forward market exchange rates.

      Foreign currency option contracts — The fair value of foreign currency option contracts is obtained from dealer quotes. This value represents the estimated net amount the Company would receive or pay to terminate the agreement.

k.	Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates relate to the useful lives of fixed assets, allowances for doubtful accounts and customer returns, inventory reserves, potential reserves relating to litigation matters, accrued liabilities and other reserves. Actual results could differ from those estimates, and such differences may be material to the financial statements.

     l.     Concentrations of Credit Risk

      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of investments and trade accounts receivable.

      The Company maintains cash, cash equivalents and short-term investments with high credit quality financial institutions and monitors the amount of credit exposure to any one financial institution.

      The Company sells its products to distributors and original equipment manufacturers involved in a variety of industries including industrial automation, instrumentation, military/aerospace and, to an increasing degree, communications, computers and peripherals, and high-performance consumer electronics. The Company has adopted credit policies and standards to accommodate growth in these markets. The Company performs continuing credit evaluations of its customers’ financial condition and although the Company generally does not require collateral, letters of credit may be required from its customers in certain circumstances. Reserves are provided for estimated amounts of accounts receivable that may not be collected.

     m.     Concentration of Other Risks

      The semiconductor industry is characterized by rapid technological change, competitive pricing pressures and cyclical market patterns. The Company’s financial results are affected by a wide variety of factors, including general economic conditions worldwide, economic conditions specific to the semiconductor industry, the timely implementation of new manufacturing technologies, the ability to safeguard patents and intellectual property in a rapidly evolving market and reliance on assembly and test subcontractors, third-party wafer fabricators and independent distributors. In addition, the semiconductor market has historically been cyclical and subject to significant economic downturns at various times. The Company is exposed to the risk of obsolescence of its inventory depending on the mix of future business. As a result, the Company may experience significant period-to-period fluctuations in future operating results due to the factors mentioned above or other factors.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     n.     Revenue Recognition

      Prior to fiscal 2001, the Company recognized revenue from product sales to end users upon shipment. In fiscal 2001, the Company adopted the provisions of Securities and Exchange Commission Staff Accounting Bulletin 101. Accordingly revenue from product sales to end-users is now recognized when title passes, which for shipments to certain foreign countries is subsequent to product shipment. Title for these shipments ordinarily passes within a week of shipment. This accounting change did not materially impact the Company’s results of operations for fiscal 2001. For all periods presented, revenue is deferred on sales made through distributors until the distributors resell the products to the end users.

     o.     Comprehensive Income

      Components of comprehensive income include net income and certain transactions that have generally been reported in the consolidated statement of stockholders’ equity. Other comprehensive income is comprised of net income, currency translation adjustments, available-for-sale securities valuation adjustments, and net gain or loss on derivative instruments designated as cash flow hedges.

     p.     Advertising Expense

      Advertising costs are expensed as incurred. Advertising expense was $10.4 million in fiscal 2001, $16.1 million in fiscal 2000 and $13.0 million in fiscal 1999.

     q.     Income Taxes

      Deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted income tax rates and laws that will be in effect when the temporary differences are expected to reverse. Additionally, deferred tax assets and liabilities are separated into current and noncurrent amounts based on the classification of the related assets and liabilities for financial reporting purposes.

     r.     Earnings Per Share of Common Stock

      Basic earnings per share is computed based only on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of future issues of common stock relating to stock option programs and other potentially dilutive securities. In calculating diluted earnings per share, the dilutive effect of stock options is computed using the average market price for the period. In fiscal 2001, a total of 9,246,720 shares related to convertible debt financing and 7,533,121 shares related to outstanding stock options are excluded from the earnings per share calculation because the effect would be anti-dilutive, but these shares could be dilutive in the future. In fiscal 2000, a total of 2,311,680 shares related

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to convertible debt financing are excluded from the earnings per share calculation because the effect would be anti-dilutive. The following table sets forth the computation of basic and diluted earnings per share:

	2001	2000	1999

Basic:
Net income	$356,377	$607,132	$196,819

Weighted shares outstanding	359,113	353,363	336,482

Earnings per share	$1.00	$1.71	$0.58

Diluted:
Net income	$356,377	$607,132	$196,819
Interest related to convertible subordinated notes, net of tax	—	—	1,906

Net income	$356,377	$607,132	$198,725

Weighted shares outstanding	359,113	353,363	336,482
Assumed exercise of common stock equivalents	22,849	27,794	18,822
Assumed conversion of subordinated notes	—	—	7,600

Weighted average common and common equivalent shares	381,962	381,157	362,904

Earnings per share	$0.93	$1.59	$0.55

     s.     Stock-Based Compensation

      The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” and, accordingly, recognizes no compensation expense for the stock option grants. The Company has granted restricted stock for a fixed number of shares to employees for nominal consideration. Compensation expense related to restricted stock awards is recorded ratably over the restriction period.

     t.     New Accounting Standards

      Effective October 29, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, (FAS 133), “Accounting for Derivative Instruments and Hedging Activities,” as amended by Statement of Financial Accounting Standards No. 138, “Accounting for Certain Instruments and Certain Hedging Activities.” FAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure such instruments at fair market value. Under certain circumstances, a portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income (OCI) until the hedged transaction affects earnings. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income immediately. While the adoption of FAS 133 on October 29, 2000 did not have a material impact on operations, it resulted in a $5 million loss recognized in OCI, which was reclassified into earnings during fiscal 2001.

      In August 2001 the Company adopted Securities and Exchange Commission Staff Accounting Bulletin 101, (SAB 101), “Revenue Recognition in Financial Statements.” SAB 101 summarizes the application of generally accepted accounting principles to revenue recognition in financial statements. The adoption of this standard did not have a material effect on our financial position or results of operations.

      In June 2001 the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, (FAS 141), “Business Combinations” and No. 142, (FAS 142), “Goodwill and Other

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets.” FAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. Under FAS 142, which is effective for fiscal years beginning after December 15, 2001, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their estimated useful lives. We must adopt these new pronouncements no later than November 2002 with earlier adoption permitted. Application of the non-amortization provisions of FAS 142 is expected to result in an increase in net income of approximately $54 million, beginning in fiscal 2003. We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003 and have not yet determined what effect, if any, the adoption of FAS 141 and 142 will have on our financial position or results of operations.

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, (FAS 143), “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It also applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. We are required to adopt FAS 143 in the first quarter of fiscal 2003 and we do not believe that the adoption of FAS 143 will have a material effect on our financial position or results of operations.

      In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, (FAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses the financial accounting and reporting for the impairment of long-lived assets. This statement supersedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and the accounting and reporting provisions for the disposal of a segment of a business of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” We are required to adopt FAS 144 in the first quarter of fiscal 2003 and we have not yet determined what effect, if any, the adoption of FAS 144 will have on our financial position or results of operations.

     u.     Stock Split

      On February 15, 2000, the Company’s Board of Directors approved a 2-for-1 split of the Company’s common stock, effected as a 100% stock dividend on March 15, 2000 by the distribution of one share of common stock for every share held on the record date of February 28, 2000. In connection with the stock split the number of common stock purchase rights that are associated with each share of common stock was reduced from one to one-half. All historical per share amounts in this report have been restated to reflect the split.

3.     Acquisitions

      During the first quarter of fiscal 2001, the Company completed the following acquisitions:

		Maximum
	Purchase	Contingent
Acquired Company	Price	Consideration

Thomas Neuroth AG (Neuroth)	$4,500	$4,000
Signal Processing Associates Pty. Ltd. (SPA)	3,800	500
Integrated Micro Instruments (IMI)	1,900	2,700
ChipLogic, Inc. (ChipLogic)	68,300	29,000
Staccato Systems, Inc. (Staccato)	23,800	7,000

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	On October 31, 2000, the Company acquired Thomas Neuroth AG (Neuroth) of Vienna, Austria for approximately $4.5 million in cash, with additional contingent cash consideration of up to $4 million payable if certain operational objectives are achieved. As of November 3, 2001, $1 million of the contingent consideration has been paid and charged to operations. The remaining $3 million of contingent consideration will be accounted for as goodwill. Neuroth is a developer of highly integrated circuits for symmetric DSL broadband access.

•	On November 10, 2000, the Company acquired Signal Processing Associates Pty. Ltd., (SPA) of Victoria, Australia for approximately $3.8 million in cash, with additional contingent cash consideration of $0.5 million payable if certain operation objectives are achieved. The contingent consideration will be recorded as compensation expense. SPA is a developer and supplier of voice processing and fax/data relay software for telecommunications applications.

•	On December 18, 2000, the Company acquired Integrated Micro Instruments, Inc. (IMI) of Berkeley, California for approximately $1.1 million in cash and 13,750 shares of our common stock valued at approximately $0.8 million. An additional 50,000 shares of common stock valued at a fixed amount of approximately $2.7 million are issuable over the next five years upon the satisfaction of certain conditions. The contingent consideration will be recorded as compensation expense. IMI develops MEMS process designs.

•	On January 4, 2001, the Company acquired ChipLogic, Inc. (ChipLogic) of Santa Clara, California. The total purchase price of $68.3 million consisted of cash of approximately $4 million, approximately 1 million shares of our common stock valued at $60.2 million and the assumption of $4.1 million of outstanding ChipLogic stock options. Approximately $9.5 million represented the purchase price of in-process technology that had not yet reached technological feasibility, had no alternative future use and was charged to operations during fiscal 2001. An additional $8 million of cash consideration and 489,375 shares of common stock is due if certain operational objectives are achieved and will be accounted for as compensation expense. Of these shares, 249,375 contingent shares have a fixed value of approximately $13 million which is being charged to operations over a five year period. The remaining 240,000 shares are subject to performance-based criteria. During fiscal 2001, approximately $4.2 million of expense was recorded related to the issuance of 117,592 shares of common stock associated with the achievement of certain of these objectives. The remaining performance based shares had a value of approximately $3.8 million as of November 3, 2001. To the extent that the remaining criteria are met, our stock price at that time will be used to measure the amount of compensation expense to be recoded. ChipLogic is a developer of high-performance integrated circuits and software focused on the convergence of voice, broadband access and network protocol processing.

•	On January 16, 2001, the Company acquired Staccato Systems, Inc. (Staccato) of Mountain View, California. The total purchase price of $23.8 million consisted of $23 million in cash and the assumption of $0.8 million of outstanding Staccato stock options. Additional contingent cash consideration of up to $7 million is payable if certain operational objectives are achieved and will be accounted for as additional goodwill. Approximately $1.8 million of the contingent consideration has been paid as of November 3, 2001. Staccato is in the field of audio synthesis technology.

      Pro forma results of operations for Neuroth, SPA, IMI, ChipLogic and Staccato have not been provided herein as they were not material to the Company on either an individual or an aggregate basis. The results of operations of each acquisition are included in the Company’s consolidated statement of income from the date of each acquisition.

      During the third quarter of fiscal 2000, the Company acquired BCO Technologies plc (BCO), a company with operations in Belfast, Northern Ireland, in a cash-for-stock transaction valued at approximately $163 million. The acquisition was accounted for as a purchase, and the excess of the purchase price over the

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fair value of the assets acquired was allocated to workforce in place and goodwill, which are being amortized on the straight-line basis over five years. In connection with the acquisition, the Company recorded approximately $158 million of goodwill. There was no in-process research and development write-off related to this acquisition.

      During the second quarter of fiscal 1999, the Company acquired two DSP tools companies, White Mountain DSP, Inc. (WM) of Nashua, New Hampshire, and Edinburgh Portable Compilers Limited (EPC), of Edinburgh, Scotland. The total cost of these acquisitions was approximately $21 million in cash and $2 million in common stock of the Company, with additional cash consideration of up to a maximum of $10 million (to be accounted for as additional goodwill) payable if the acquired companies achieve certain revenue and operational objectives. All of the contingent consideration has been paid. These acquisitions were accounted for as purchases, and the excess of the purchase price over the fair value of the assets acquired was allocated to existing technology, workforce in place, trade names and goodwill, which are being amortized on the straight-line basis over periods ranging from six to ten years. In connection with these acquisitions, the Company recorded a charge of $5.1 million representing the write-off of in-process research and development.

      Pro forma results of operations for BCO, WM and EPC have not been provided herein as they were not material to the Company on either an individual or an aggregate basis. The results of operations of each acquisition are included in the Company’s consolidated statement of income from the date of each acquisition.

4.     Industry and Geographic Segment Information

      The Company operates in two segments: the design, manufacture and marketing of a broad range of integrated circuits, which comprises approximately 97% of the Company’s revenue, and the design, manufacture and marketing of a range of assembled products, which accounts for the remaining 3% of the Company’s revenue. Effectively, the Company operates in one reportable segment.

     Geographic Information

      The Company operates in four major geographic areas. The following geographic area data include trade sales based upon point of sale and long-lived assets based upon physical location. The predominant countries comprising European operations are England, France, Germany and Ireland.

Geographic Segment Information	2001	2000	1999

Sales
North America, including export	$885,584	$1,151,853	$667,563
Europe, including export	553,928	504,669	313,598
Japan	340,951	350,822	206,810
Southeast Asia	496,452	570,203	262,408

Total sales	$2,276,915	$2,577,547	$1,450,379

Long-lived Assets
North America	$583,125	$466,612	$417,854
Europe	463,920	388,439	178,361
Japan	89,139	115,644	75,841
Southeast Asia	1,088	1,229	1,313

Total long-lived assets	$1,137,272	$971,924	$673,369

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Special Charge

      During fiscal 2001, the Company recorded special charges of approximately $47 million related to cost reduction actions taken in response to the current economic climate. The actions consisted of workforce reductions in manufacturing and, to a lesser extent, in selling, marketing and administrative areas as well as a decision to consolidate worldwide manufacturing operations and rationalize production planning and quality activities.

      Through November 3, 2001, the cost reductions included severance and fringe benefit costs of $29.6 million for approximately 1,200 employees in the U.S., Europe, Asia and the Philippines of which approximately half of these employees have been terminated as of November 3, 2001. The special charge also included $11.6 million related to the abandonment of equipment resulting from the consolidation of worldwide manufacturing operations and $5.8 million of other charges primarily related to equipment and lease cancellation fees.

      A summary of the special charge is as follows:

		Incurred to Date
				Balance
	Total Charges	Non-cash	Cash	November 3, 2001

Workforce reductions	$29,636	—	(6,178)	$23,458
Abandonment of equipment	11,573	(11,573)	—	—
Other	5,798	(2,500)	—	3,298

Total	$47,007	(14,073)	(6,178)	$26,756

The Company expects to complete the above actions within the next nine to twelve months.

6.     Investments

      Investments at November 3, 2001 and October 28, 2000 were as follows:

	2001	2000

WaferTech, LLC	$—	$32,852
Other	246,505	184,903

Total investments	$246,505	$217,755

      During the first quarter of fiscal 2001, the Company sold its investment in WaferTech, realizing a pretax gain on the sale of this investment of approximately $28 million. This gain is included in other nonoperating income.

      Other investments consist primarily of long-term investments in mutual funds and bank money market funds, which are related to the Company’s deferred compensation plan and are offset by a corresponding noncurrent liability to the plan participants. These investments are classified as trading.

      Investments are stated at fair value, which is based on market quotes, interest rates or management estimates, as appropriate. Adjustments to fair value of investments classified as available-for-sale are recorded as an increase or decrease in stockholders’ equity. Adjustments to fair value of, and income pertaining to, other investments are recorded in operating expense.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.     Accrued Liabilities

      Accrued liabilities at November 3, 2001 and October 28, 2000 consisted of the following:

	2001	2000

Accrued compensation and benefits	$66,261	$99,984
Special charge	26,756	—
Other	84,860	94,033

Total accrued liabilities	$177,877	$194,017

8.     Debt and Credit Facilities

      Long-term debt at November 3, 2001 and October 28, 2000 consisted of the following:

	2001	2000

4.75% Convertible Subordinated Notes due October 1, 2005	$1,200,000	$1,200,000
Other	—	261

Total long-term debt	$1,200,000	$1,200,261

      On October 1, 2000, the Company issued $1,200 million of 4.75% Convertible Subordinated Notes due October 1, 2005 (2005 Notes) with semiannual interest payments on April 1 and October 1 of each year, commencing April 1, 2001. The 2005 Notes are convertible, at the option of the holder, into the Company’s common stock at any time unless previously redeemed or repurchased, at a conversion price of $129.78 per share, subject to adjustment in certain events. The net proceeds of the offering were $1,172 million after payment of the underwriting discount and expenses of the offering, which will be amortized over the term of the 2005 Notes.

      There were $0.4 million and $5.8 million of other short-term borrowings outstanding at November 3, 2001 and October 28, 2000, respectively, which were at prevailing market rates for the respective currencies. Borrowings under the Company’s credit agreement and lines of credit are generally due within six months.

9.     Lease Commitments

      The Company leases certain of its facilities and equipment under various operating and capital leases that expire at various dates through 2035. The lease agreements frequently include renewal and escalation clauses and purchase provisions and require the Company to pay taxes, insurance and maintenance costs.

      Total rental expense under operating leases was approximately $21 million in fiscal 2001, $19 million in fiscal 2000 and $17 million in fiscal 1999.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a schedule of future minimum lease payments under capital leases and rental payments required under long-term operating leases at November 3, 2001:

	Operating	Capital
Fiscal Years	Leases	Leases

2002	$13,600	$6,486
2003	9,939	5,863
2004	8,869	191
2005	8,249	4
2006	5,504	—
Later Years	9,003	—

Total	$55,164	12,544

Less amount representing interest		(508)

Present value of minimum lease payments		$12,036

10.     Commitments and Contingencies

     Litigation

      The Company was a defendant in a federal lawsuit brought in the United States District Court for the Southern District of New York by U.S. Philips Corporation (Philips). On October 2, 2000, Philips filed suit against the Company, Cirrus Logic, Inc., Cypress Semiconductor Corporation, Linear Technology Corporation and Standard Microsystems Corporation alleging patent infringement and seeking injunctive relief, treble damages for alleged willful infringement and unspecified damages. Subsequent to fiscal 2001, the Company entered into a settlement with Philips that was not material.

      The Company is a defendant in a federal lawsuit brought in the United States District Court for the Northern District of California by Linear Technology Corporation (LTC). On June 26, 1997, LTC filed suit against the Company, Impala Linear Corporation, Toyoda Automatic Loom Works, Ltd., Maxim Integrated Products, Inc. and Unitrode Corporation alleging patent infringement and seeking injunctive relief and unspecified damages. The case was originally scheduled for trial on liability issues beginning on September 7, 1999. The original district judge recused himself and the case was reassigned three times before the Court granted several motions for summary judgment of non-infringement in favor of the defendants in September 2001. The Court also denied LTC’s motion for summary judgment of infringement and willful infringement against the Company. On October 4, 2001, the Court indicated that it would stay the matter and certify similar issues as to the Company to allow all parties to take appeals to the United States Court of Appeals for the Federal Circuit (“Federal Circuit”). LTC, Maxim and Unitrode have filed cross appeals with the Federal Circuit and have begun the briefing process. On November 1, 2001, LTC and the Company jointly petitioned the Federal Circuit to permit them to address the issues certified for appeal. The joint petition is still pending. While the Company can give no assurance that it will prevail in this litigation, it believes that resolution of this litigation will not have a material adverse effect on the Company’s consolidated financial position, although an unfavorable outcome could have a material adverse effect on the Company’s results of operations or cash flow in the quarter, or annual period in which this matter is resolved.

      Patent infringement suits were pending against the Company’s wholly owned French subsidiary by Sextant Avionique, S.A. (Sextant) in France claiming that the Company’s accelerometer infringes certain Sextant patents. Sextant has obtained a court ruling that the Company infringed Sextant’s French patents, and therefore, unless the decision is reversed, the Company will be unable to manufacture or sell any infringing accelerometers in France. The Company is currently appealing the French court’s decision and expects a decision to be rendered by the French court in fiscal 2002. The Company does not believe that the French

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

court’s decision will have a material adverse effect on its consolidated financial position or consolidated results of operations.

      From time to time as a normal incidence of the nature of the Company’s business, various claims, charges and litigation are asserted or commenced against the Company arising from, or related to, contractual matters, patents, trademarks, personal injury, environmental matters, product liability, insurance coverage and personnel and employment disputes. As to such claims and litigation, the Company can give no assurance that it will prevail. However, the Company does not believe that these matters will have a material adverse effect on the Company’s consolidated financial position, although an adverse outcome of any of these matters could have a material adverse effect on the Company’s consolidated results of operations or cash flow in the quarter, or annual period in which one or more of these matters are resolved.

11.     Stockholders’ Equity

     Stock Plans

      In fiscal 1998, the stockholders approved the 1998 Stock Option Plan (1998 Plan), which provides for the issuance of nonstatutory and incentive stock options to purchase up to 30 million shares of common stock. In March 2000, the stockholders approved an amendment to the 1998 Plan to increase the shares reserved for issuance by an additional 34 million shares. Officers, employees, directors, consultants and advisors of the Company and its subsidiaries are eligible to be granted options under this plan at a price not less than 100% (110% in the case of incentive stock options granted to 10% or greater stockholders) of the fair market value of the common stock at the time the option is granted. The Company’s 1988 Stock Option Plan was terminated upon adoption of the 1998 Stock Option Plan; however, options to purchase common stock remain outstanding under the plan.

      While the Company may grant options to employees, which become exercisable at different times or within different periods, the Company has generally granted options to employees that are exercisable on a cumulative basis in annual installments of 33 1/3% each on the third, fourth and fifth anniversaries of the date of grant.

      Under the 1994 Director Option Plan, which was amended in 1998, each non-employee director was granted annually a non-statutory option to purchase 21,000 shares of common stock at an exercise price equal to the fair market value on the date of grant. Up to 1999, each newly elected non-employee director received a grant of an option to purchase 21,000 shares of Common Stock upon his or her election to the Board (the “Initial Grant”). The 1994 Director Option Plan was amended in 1999 whereby the number of shares of Common Stock underlying the Initial Grant was increased from 21,000 to 60,000. On December 8, 1999, the 1994 Director Option Plan was terminated (effective March 14, 2000), and the Board of Directors authorized that from and after March 14, 2000, all options granted to non-employee directors will be granted under the Company’s 1998 Plan, under which each non-employee director is granted annually a non-statutory stock option to purchase 20,000 shares (formerly 25,000 shares) of common stock at an exercise price equal to the fair market value on the date of grant. The options granted to directors under the 1998 Plan, as well as the options previously granted under the 1994 Director Option Plan, are exercisable on a cumulative basis in annual installments of 33 1/3% each on the first, second and third anniversaries of the date of grant. The Company also has options outstanding under the 1992 Director Option Plan that are exercisable on a cumulative basis in annual installments of 33 1/3% each on the third, fourth and fifth anniversaries of the date of grant.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Information with respect to activity under the stock option plans is set forth below:

		Options Outstanding
	Shares
	Available		Weighted Average
Stock Option Activity	for Grant	Number	Price Per Share

Balance, October 31, 1998	17,706	51,418	$6.39

Options granted	(1,320)	1,320	$17.26
Options exercised	—	(6,054)	$4.26
Options canceled	1,302	(1,302)	$7.65

Balance, October 30, 1999	17,688	45,382	$6.97

Additional shares authorized for 1998 Stock Option Plan	34,000	—	—
Options granted	(15,833)	15,833	$31.03
Options exercised	—	(7,210)	$5.05
Options canceled	1,755	(1,755)	$14.02

Balance, October 28, 2000	37,610	52,250	$14.31

Options granted	(17,041)	17,041	$44.00
Options exercised	—	(3,939)	$6.74
Options canceled	1,615	(1,615)	$24.37

Balance, November 3, 2001	22,184	63,737	$22.28

      The following table summarizes information about options outstanding at November 3, 2001:

	Outstanding Options			Options Exercisable

		Weighted Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
	Outstanding	Contractual	Exercise	Exercisable	Exercise
Range of Exercise Price	at 11/03/01	Life (Years)	Price	at 11/03/01	Price

$ 0.98-$ 9.93	30,952	5.7	$6.87	12,775	$6.66
$ 9.94-$19.85	1,102	6.7	$13.23	268	$13.36
$19.86-$29.78	14,381	8.1	$28.67	16	$26.56
$29.79-$59.55	16,565	9.1	$43.81	59	$38.87
$59.56-$99.25	737	8.7	$74.27	17	$74.28

$ 0.98-$99.25	63,737	7.2	$22.28	13,135	$7.05

      The Company has an employee stock purchase plan (ESPP) that allows eligible employees to purchase, through payroll deductions, shares of the Company’s common stock at 85% of the fair market value at specified dates. Employees purchased 390,719 shares in fiscal 2001 (1,011,624 and 1,312,800 in fiscal 2000 and fiscal 1999, respectively) for $15.2 million ($16.5 million and $12.9 million in fiscal 2000 and fiscal 1999, respectively). At November 3, 2001, approximately 2,991,000 common shares, net of retirements, remained available for issuance under the ESPP.

      Under the 1991 Restricted Stock Plan, which expired in December 2000, a maximum of 5,400,000 shares of common stock were authorized for awards by the Company to key employees for nominal consideration. Shares awarded from the plan were restricted as to transfer, usually for a period of five years and, under certain conditions, were subject to repurchase by the Company at the original purchase price per share. There were no additional shares awarded under the restricted stock plans in either fiscal 2001 or fiscal 2000. During fiscal 2001, 2000 and 1999, $2.1 million, $2.2 million, and $2.8 million, respectively, of compensation was charged to

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expense. At November 3, 2001, there were 1,221,982 shares of common stock, net of forfeitures, reserved for issuance under the 1991 Restricted Stock Plan.

      As of November 3, 2001, a total of 90,134,362 common shares were reserved for issuance under the Company’s stock plans.

Common Stock Repurchase

      In November 2000, the Board of Directors authorized the Company to repurchase up to 15 million shares of its common stock. As of November 3, 2001, the Company had purchased 417,400 shares of its common stock at an average purchase price of $52.30 per share. The repurchased shares are held as treasury shares and are being used for the employee stock purchase plan and other benefit plans.

Stock-Based Compensation

      As permitted under Statement of Financial Accounting Standards No. 123 (FAS 123), “Accounting for Stock-Based Compensation,” the Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, in accounting for stock-based awards to employees. Under APB 25, the Company generally recognizes no compensation expense with respect to such awards.

      Pro forma information regarding net income and earnings per share is required by FAS 123 for awards granted after October 28, 1995 as if the Company had accounted for its stock-based awards to employees under the fair value method of FAS 123. The fair value of the Company’s stock-based awards to employees was estimated using a Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. The fair value of the Company’s stock-based awards to employees was estimated assuming no expected dividends and the following weighted average assumptions:

	Options			ESPP

	2001	2000	1999	2001	2000	1999

Expected life (years)	5.3	4.9	6.1	1.0	1.0	1.0
Expected stock price volatility	65.4%	56.6%	52.9%	89.9%	72.5%	64.1%
Risk-free interest rate	5.7%	6.0%	5.3%	3.9%	6.3%	5.1%

      The following is a summary of weighted average grant date values generated by application of the Black-Scholes model:

	Weighted Average Grant Date Value

	2001	2000	1999

Stock option plans	$26.95	$16.90	$9.77
ESPP	$37.82	$7.88	$4.40

      As required under FAS 123, the reported net income and diluted earnings per share have been presented to reflect the impact had the Company been required to include the amortization of the Black-Scholes option

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value as expense. For purposes of this disclosure, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The Company’s pro forma information follows:

	2001	2000	1999

Pro forma net income	$191,598	$526,615	$162,872
Pro forma diluted earnings per share	$0.50	$1.38	$0.45

      The effects of applying FAS 123 on pro forma disclosures are not likely to be representative of the effects on pro forma disclosures of future years. Because FAS 123 is applicable only to options granted subsequent to October 28, 1995, the pro forma effect is not fully reflected for fiscal year 1999.

Preferred Stock

      The Company has 471,934 authorized shares of $1.00 par value Preferred Stock. The Board of Directors is authorized to fix designations, relative rights, preferences and limitations on the preferred stock at the time of issuance. An aggregate of 300,000 shares of preferred stock have been designated as Series A Junior Participating Preferred Stock for issuance in connection with the Company’s Stockholder Rights Plan.

     Common Stock Purchase Rights

      In March 1998, the Board of Directors adopted a Stockholder Rights Plan (the Stockholder Rights Plan) that replaced a plan adopted by the Board in 1988. Pursuant to the Stockholder Rights Plan, after giving effect to the Company’s two-for-one stock split effected on March 15, 2000, each share of the Company’s Common Stock (Common Stock) currently has an associated one-half of a right. Under certain circumstances, each whole right would entitle the registered holder to purchase from the Company one one-thousandth share of Series A Junior Participating Preferred Stock at a purchase price of $180 in cash, subject to adjustment.

      The rights are not exercisable and cannot be transferred separately from the Common Stock until ten business days (or such later date as may be determined by the Board of Directors) after (i) the public announcement that a person or group of affiliated or associated persons has acquired (or obtained rights to acquire) beneficial ownership of 15% or more of Common Stock or (ii) the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning 20% or more of the outstanding Common Stock. If and when the rights become exercisable, each holder of a right shall have the right to receive, upon exercise, that number of shares of Common Stock (or in certain circumstances, cash property or other securities of the Company) that equals the exercise price of the right divided by 50% of the current market price (as defined in the Stockholder Rights Plan) per share of Common Stock at the date of the occurrence of such event. In the event at any time after any person becomes an acquiring person, (i) the Company is consolidated with, or merged with and into, another entity and the Company is not the surviving entity of such consolidation or merger or if the Company is the surviving entity, but shares of its outstanding common stock are changed or exchanged for stock or securities or cash or any other property, or (ii) 50% or more of the Company’s assets or earning power is sold or transferred, each holder of a right shall thereafter have the right to receive upon exercise, that number of shares of common stock of the acquiring company that equals the exercise price of the right divided by 50% of the current market price of such common stock at the date of the occurrence of the event.

      The rights have certain anti-takeover effects, in that they would cause substantial dilution to a person or group that attempts to acquire a significant interest in the Company on terms not approved by the Board of Directors. The rights expire on March 17, 2008 but may be redeemed by the Company for $.001 per right at any time prior to the tenth day following a person’s acquisition of 15% or more of the Company’s Common Stock. So long as the rights are not separately transferable, each new share of Common Stock issued will have one-half of a right associated with it.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.     Retirement Plans

      The Company and its subsidiaries have various savings and retirement plans covering substantially all employees. The Company maintains a defined contribution plan for the benefit of its eligible United States employees. This plan provides for Company contributions of up to 5% of each participant’s total eligible compensation. In addition, the Company contributes an amount equal to each participant’s contribution, if any, up to a maximum of 2% of each participant’s total eligible compensation, plus 50% of the contributions between 2% and 4%. The Company also has various defined benefit pension and other retirement plans for certain non U.S. employees that are consistent with local statutes and practices. The total expense related to all of the Company’s retirement plans was approximately $28 million in fiscal 2001, $26 million in fiscal 2000 and $21 million in fiscal year 1999, which primarily consisted of costs related to the U.S. defined contribution plan. Also included in total expense is pension expense related to non-U.S. defined benefit plans of approximately $3 million for each of the fiscal years 2001, 2000 and 1999.

     Non-U.S. Plan Disclosures

      The Company’s funding policy for its foreign defined benefit pension plans is consistent with the local requirements of each country. The plans’ assets consist primarily of U.S. and non-U.S. equity securities, bonds, property and cash.

      Net annual periodic pension cost of non-U.S. plans is presented in the following table:

	2001	2000	1999

Service cost of benefits earned during the year	$4,334	$4,110	$4,072
Interest cost on projected benefit obligation	3,689	3,085	3,273
Expected return on plan assets	(4,534)	(4,044)	(4,494)
Net amortization and deferrals	(12)	(187)	295

Net periodic pension cost	$3,477	$2,964	$3,146

      Obligation and asset data of the plans at each fiscal year end is presented in the following table:

	2001	2000

Benefit Obligation:
Beginning balance	$63,306	$54,914
Service cost	4,334	4,110
Interest cost	3,689	3,085
Plan participants’ contributions	1,512	1,299
Benefits paid	(2,400)	(709)
Actuarial loss	2,952	5,773
Exchange rate adjustment	(4,334)	(5,166)

Ending balance	$69,059	$63,306

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2001	2000

Plan Assets at Fair Value:
Beginning balance	$70,364	$66,157
Actual return on plan assets	(8,868)	8,583
Company contributions	2,461	2,125
Plan participants’ contributions	1,512	1,299
Benefits paid	(2,400)	(709)
Exchange rate adjustment	(4,787)	(7,091)

Ending balance	$58,282	$70,364

Reconciliation of Funded Status:
Fund status — Plan assets lower than (in excess of) benefit obligation	$10,777	$(7,058)
Unrecognized net (loss) gain	(4,494)	13,496
Unrecognized prior service cost	(843)	(1,477)

Net amount recognized	$5,440	$4,961

Amounts recognized in the balance sheet consist of:
Prepaid benefit cost	$(2,108)	$(2,587)
Accrued benefit cost	7,548	7,548

Total	$5,440	$4,961

      Accrued benefit cost at November 3, 2001 includes projected benefit obligations of $23.3 million and accumulated benefit obligations of $16.9 million, versus plan assets of $11.5 million for five plans whose obligations exceed their assets. Accrued benefit cost at October 28, 2000 includes projected benefit obligations of $13.2 million and accumulated benefit obligations of $9.7 million, versus plan assets of $4.8 million for three plans whose obligations exceeded their assets.

      The range of assumptions used for the non-U.S. defined benefit plans reflects the different economic environments within the various countries. The projected benefit obligation was determined using the following assumptions:

	2001	2000

Discount rate	2.5%-12%	3%-12%
Rate of increase in compensation levels	2.5%-12%	3%-10%
Expected long-term returns on assets	5%-12%	5%-12%

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.     Income Taxes

      The reconciliation of income tax computed at the U.S. federal statutory rates to income tax expense is as follows:

	2001	2000	1999

U.S. federal statutory tax rate	35.0%	35.0%	35.0%
Income tax provision reconciliation:
Tax at statutory rate	$177,535	$302,999	$90,139
Irish income subject to lower tax rate	(22,265)	(35,605)	(25,557)
State income taxes, net of federal benefit	3,225	6,448	260
Research and development tax credits	(9,650)	(11,288)	(2,700)
Extraterritorial/income exclusion/ Foreign Sales Corporation	(7,700)	(5,392)	(4,923)
Amortization of goodwill	8,628	1,037	1,189
Net foreign tax in excess of U.S. federal statutory tax rate	497	428	(156)
Other, net	597	(48)	2,469

Total income tax provision	$150,867	$258,579	$60,721

      For financial reporting purposes, income before income taxes includes the following components:

	2001	2000	1999

Pretax income:
Domestic	$217,457	$622,331	$114,333
Foreign	289,787	243,380	143,207

	$507,244	$865,711	$257,540

      The components of the provision for income taxes are as follows:

	2001	2000	1999

Current:
Federal	$113,334	$224,413	$19,949
Foreign	62,494	37,205	23,790
State	4,962	9,505	400

Total current	$180,790	$271,123	$44,139

Deferred (prepaid):
Federal	$(28,448)	$(11,807)	$16,262
Foreign	(1,475)	(737)	320

Total deferred (prepaid)	$(29,923)	$(12,544)	$16,582

      The Company’s practice is to reinvest indefinitely the earnings of certain international subsidiaries. Accordingly, no U.S. income taxes have been provided for approximately $908,680,000 of unremitted earnings of international subsidiaries. At November 3, 2001, the Company had general business credit carryovers of approximately $12.2 million that begin to expire in 2021.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The significant components of the Company’s deferred tax assets and liabilities for the fiscal years ended November 3, 2001 and October 28, 2000 are as follows:

	2001	2000

Deferred tax assets:
Inventory reserves	$40,419	$34,702
Deferred income on shipments to distributors	34,444	45,864
Reserves for compensation and benefits	45,030	25,046
Tax credit carryovers	12,228	—
Other	7,297	3,377

Total gross deferred tax assets	139,418	108,989

Deferred tax liabilities:
Depreciation	(41,849)	(48,945)
Undistributed earnings of foreign subsidiaries	(8,415)	(4,972)
Other	(1,081)	2,712

Total gross deferred tax liabilities	(51,345)	(51,205)

Net deferred tax assets	$88,073	$57,784

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Analog Devices, Inc.

      We have audited the accompanying consolidated balance sheets of Analog Devices, Inc. as of November 3, 2001 and October 28, 2000, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended November 3, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Analog Devices, Inc. at November 3, 2001 and October 28, 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 3, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Boston, Massachusetts

November 19, 2001

ANALOG DEVICES, INC.

SUPPLEMENTARY FINANCIAL INFORMATION
(Unaudited)

      Quarterly financial information for fiscal 2001 and fiscal 2000 (thousands except per share amounts and as noted):

	4Q01	3Q01	2Q01	1Q01	4Q00	3Q00	2Q00	1Q00

Net sales	423,313	479,886	601,442	772,274	805,617	700,658	580,995	490,277

Cost of sales	203,432	226,008	258,635	320,020	333,730	300,519	257,184	225,087
Gross margin	219,881	253,878	342,807	452,254	471,887	400,139	323,811	265,190
% of sales	52%	53%	57%	59%	59%	57%	56%	54%

Operating expenses:
Research and development	106,054	112,101	124,821	121,710	114,625	102,830	90,026	82,516
Selling, marketing, general and administrative	57,447	66,583	77,563	85,553	80,569	77,198	71,073	64,524
Purchased in-process research and development	—	—	—	9,500	—	—	—	—
Amortization of intangibles	14,487	14,006	13,996	10,306	8,798	599	676	496
Special charge	20,850	26,157	—	—	—	—	—	—

Total operating expenses	198,838	218,847	216,380	227,069	203,992	180,627	161,775	147,536
% of sales	47%	46%	36%	29%	25%	26%	28%	30%

Operating income	21,043	35,031	126,427	225,185	267,895	219,512	162,036	117,654
% of sales	5%	7%	21%	29%	33%	31%	28%	24%

Nonoperating expenses (income):
Interest expense	13,644	15,716	16,245	16,869	2,978	360	822	1,681
Interest income	(25,424)	(30,158)	(35,817)	(41,248)	(22,160)	(15,769)	(13,595)	(11,906)
Other	116	(212)	(1,173)	(28,116)**	1,732	(44,020)*	449	814

Total nonoperating (income) expense	(11,664)	(14,654)	(20,745)	(52,495)	(17,450)	(59,429)	(12,324)	(9,411)

Income before income taxes	32,707	49,685	147,172	277,680	285,345	278,941	174,360	127,065
% of sales	8%	10%	24%	36%	35%	40%	30%	26%

Provision for income taxes	8,506	10,382	44,676	87,303	85,473	86,740	52,308	34,058

Net income	24,201	39,303	102,496	190,377	199,872	192,201	122,052	93,007
% of sales	6%	8%	17%	25%	25%	27%	21%	19%
Per share — basic	.07	.11	.29	.53	.56	.54	.35	.26
Per share — diluted	.06	.10	.27	.50	.52	.50	.32	.25

Shares used to compute earnings per share (in thousands)
Basic	361,110	359,535	358,739	357,070	356,376	355,018	352,706	349,352
Diluted	381,775	381,903	380,777	383,392	384,307	383,544	382,321	374,458

*	Includes $44 million of realized gain on sale of investment in Chartered Semiconductor Manufacturing Pte., Ltd.

**	Includes $28 million of realized gain on sale of investment in WaferTech, LLC.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The response to this item is contained in part under the caption “EXECUTIVE OFFICERS OF THE COMPANY” in Part I hereof, and the remainder is contained in our Proxy Statement for the Annual Meeting of Stockholders to be held on March 12, 2002 (the “2002 Proxy Statement”) under the caption “Election of Directors,” and is incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION

      The response to this item is contained in our 2002 Proxy Statement under the captions “Directors’ Compensation,” “Executive Compensation,” and “Severance and Other Agreements,” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The response to this item is contained in our 2002 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The response to this item is contained in our 2002 Proxy Statement under the caption “Transactions with Related Parties,” and is incorporated herein by reference.

PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1.     Financial Statements

      The following consolidated financial statements are included in Item 8:

—	Consolidated Statements of Income for the years ended November 3, 2001, October 28, 2000 and October 30, 1999

—	Consolidated Balance Sheets as of November 3, 2001 and October 28, 2000

—	Consolidated Statements of Stockholders’ Equity for the years ended November 3, 2001, October 28, 2000 and October 30, 1999

—	Consolidated Statements of Cash Flows for the years ended November 3, 2001, October 28, 2000 and October 30, 1999

(a) 2.     Financial Statement Schedules

      The following consolidated financial statement schedule is included in Item 14(d):

      Schedule II — Valuation and Qualifying Accounts

      All other schedules have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

(a) 3.     Listing of Exhibits

Exhibit
No.	Description

3.1	Restated Articles of Organization of Analog Devices, Inc., as amended, filed as an exhibit to the Company’s quarterly report on Form 10-Q (File No. 1-7819) for the quarterly period ended January 30, 1999 as filed with the Commission on March 15, 1999 and incorporated herein by reference.

3.2	By-laws of Analog Devices, Inc., as amended, filed as an exhibit to the Company’s annual report on Form 10-K (File No. 1-7819) for the fiscal year ended November 1, 1997, as filed with the Commission on January 28, 1998 and incorporated herein by reference.

*4.1	Analog Devices, Inc. Deferred Compensation Plan, filed as an exhibit to a Form S-8 (File No. 33-64849) as filed with the Commission on December 8, 1995, as amended by Amendment No. 1 and Amendment No. 2, filed as exhibits to Post-Effective Amendment No. 1 to Form S-8 (File No. 33-64849) as filed with the Commission on April 15, 1997, and Amendment No. 3, filed as an exhibit to Post-Effective Amendment No. 2 to Form S-8 (File No. 33-64849) as filed with the Commission on November 12, 1997 and incorporated herein by reference.

4.2	Rights Agreement, dated as of March 18, 1998 between Analog Devices Inc. and BankBoston, N.A., as Rights Agent, filed as an exhibit to Analog Devices Inc.’s Registration Statement on Form 8-K (File No. 001-07819) as filed with the Commission on March 19, 1998, as amended by Amendment No. 1 filed as an exhibit to the Company’s Form 8-K/ A (File No. 001-07819) as filed with the Commission on November 11, 1999 and incorporated herein by reference.

4.3	Indenture dated October 2, 2000 between Analog Devices, Inc. and State Street Bank and Trust Company, as Trustee, related to the Company’s 4.75% Convertible Subordinated Notes due 2005, filed as an exhibit to the Company’s Form S-3 (File No. 333-48928) as filed with the Commission on October 30, 2000 and incorporated herein by reference.

Exhibit
No.	Description

4.4	Registration Rights Agreement dated October 2, 2000 by and between Analog Devices Inc., Goldman, Sachs & Co., SG Cowen Securities Corporation and Salomon Smith Barney Inc. relating to the Company’s 4.75% Convertible Subordinated Notes due 2005, filed as an exhibit to the Company’s Form S-3 (File No. 333-48928) as filed with the Commission on October 30, 2000, as amended by Amendment No. 1, filed as an exhibit to the Company’s Form S-3/A (File No. 333-48928) as filed with the Commission on December 7, 2000 and incorporated herein by reference.

4.5	Registration Rights Agreement dated January 12, 2001 by and between Analog Devices, Inc. and the former shareholders of Integrated Microsystems Inc., filed as an exhibit to the Company’s Form S-3 (File No. 333-53660) as filed with the Commission on January 12, 2001 and incorporated herein by reference.

4.6.	Registration Rights Agreement dated December 8, 2000 by and between Analog Devices, Inc. and the former shareholders of ChipLogic, Inc., filed as an exhibit to the Company’s Form S-3 (File No. 333-51530) as filed with the Commission on December 8, 2000, as amended by Amendment No. 1, filed as an exhibit to the Company’s Form S-3/A (File No. 333-51530) as filed with the Commission on December 28, 2000 and incorporated herein by reference.

* 10.1	Bonus Plan of Analog Devices, Inc., filed as an exhibit to the Company’s Form 10-K for the fiscal year ended October 28, 2000 (File No. 1-7819) as filed with the Commission on January 26, 2001 and incorporated herein by reference.

*10.2	1991 Restricted Stock Plan of Analog Devices, Inc., filed as an exhibit to the Company’s Form 10-K for the fiscal year ended November 1, 1997 (File No. 1-7819) as filed with the Commission on January 28, 1998 and incorporated herein by reference.

* 10.3	1998 Stock Option Plan of Analog Devices Inc., filed as an appendix to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 1-7819) as filed with the Commission on February 6, 1998 and incorporated herein by reference.

* 10.4	Restated 1988 Stock Option Plan of Analog Devices, Inc., filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended May 3, 1997 (File No. 1-7819) as filed with the Commission on June 17, 1997 and incorporated herein by reference.

* 10.5	1992 Director Option Plan of Analog Devices, Inc., filed as an exhibit to the Company’s Form 10-K for the fiscal year ended November 1, 1997 (File No. 1-7819) as filed with the Commission on January 28, 1998 and incorporated herein by reference.

*10.6	1994 Director Option Plan of Analog Devices, Inc., as amended, filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended February 1, 1997 (File No. 1-7819) as filed with the Commission on March 17, 1997, as amended by Amendment No. 2 filed as an exhibit to the Company’s Form S-8 (File No. 333-47789) as filed with the Commission on March 11, 1998 and incorporated herein by reference.

10.7	Amended and restated lease agreement dated May 1, 1992 between Analog Devices, Inc. and the trustees of Everett Street Trust relating to the premises at 3 Technology Way, Norwood, Massachusetts, filed as an exhibit to the Company’s Form 10-K for the fiscal year ended November 1, 1997 (File No. 1-7819) as filed with the Commission on January 28, 1998 and incorporated herein by reference.

10.8	Guaranty dated as of May 1, 1994 between Analog Devices, Inc. and Metropolitan Life Insurance Company relating to the premises at 3 Technology Way, Norwood, Massachusetts, filed as an exhibit to the Company’s Form 10-K for the fiscal year ended October 30, 1999 (File No. 1-7819) as filed with the Commission on January 28, 2000 and incorporated herein by reference.

Exhibit
No.	Description

10.9	Letter Agreement dated as of May 18, 1994 between Analog Devices, Inc. and Metropolitan Life Insurance Company relating to the premises at 3 Technology Way, Norwood, Massachusetts, filed as an exhibit to the Company’s Form 10-K for the fiscal year ended October 30, 1999 (File No. 1-7819) as filed with the Commission on January 28, 2000 and incorporated herein by reference.

10.10	Reimbursement Agreement dated May 18, 1992 between Analog Devices, Inc. and the trustees of Everett Street Trust, filed as an exhibit to the Company’s Form 10-K for the fiscal year ended November 1, 1997 (File No. 1-7819) as filed with the Commission on January 28, 1998 and incorporated herein by reference.

†10.11	Lease agreement dated August 8, 1990 between Precision Monolithics, Inc. and Bourns, Inc. relating to the premises at 1525 Comstock Road, Santa Clara, California.

†10.12	Lease amendment dated May 1, 1996 to the Lease Agreement dated August 8, 1990 between Analog Devices, Inc. and Bourns, Inc., relating to premises located at 1525 Comstock Road, Santa Clara, California.

†10.13	Lease agreement dated August 8, 1990, as amended, between Precision Monolithics, Inc. and Bourns, Inc. relating to the premises at 1500 Space Park Drive, Santa Clara, California.

†10.14	Lease amendment dated May 1, 1996 to the Lease Agreement dated August 8, 1990 between Analog Devices, Inc. and Bourns, Inc., relating to premises located at 1500 Space Park Drive, Santa Clara, California.

*10.15	Form of Employee Retention Agreement, as amended, filed as an exhibit to the Company’s Form 10-K for the fiscal year ended November 1, 1997 (File No. 1-7819) as filed with the Commission on January 28, 1998 and incorporated herein by reference and incorporated herein by reference.

*10.16	Employee Change in Control Severance Policy of Analog Devices, Inc., as amended, filed as an exhibit to the Company’s Form 10-K for the fiscal year ended October 30, 1999 (File No. 1-7819) as filed with the Commission on January 28, 2000 and incorporated herein by reference.

*10.17	Senior Management Change in Control Severance Policy of Analog Devices, Inc., as amended, filed as an exhibit to the Company’s Form 10-K for the fiscal year ended October 30, 1999 (File No. 1-7819) as filed with the Commission on January 28, 2000 and incorporated herein by reference.

*10.18	Letter agreement between Analog Devices Inc. and Jerald G. Fishman dated June 21, 2000 relating to acceleration of stock options upon the occurrence of certain events, filed as an exhibit to the Company’s Form 10-K for the fiscal year ended October 28, 2000 (File No. 1-7819) as filed with the Commission on January 26, 2001 and incorporated herein by reference.

*†10.19	Description of Consulting Arrangement between Analog Devices, Inc. and John L. Doyle.

†10.20	Lease Agreement dated June 16, 1995 between Analog Devices, Inc. and Ferrari Brothers, relating to the premises at 610 Weddell Drive, Sunnyvale, California.

†10.21	Lease amendment dated March 1, 1996 to the Lease Agreement dated June 16, 1995 between Analog Devices, Inc. and Ferrari Brothers, relating to premises located at 610 Weddell Drive, Sunnyvale, California.

†10.22	Lease amendment dated March 21, 2000 to the Lease Agreement dated June 16, 1995 between Analog Devices, Inc. and Ferrari Brothers, relating to premises located at 610 Weddell Drive, Sunnyvale, California.

†10.23	Lease Agreement dated February 8, 1996 between Analog Devices, Inc. and Massachusetts Institute of Technology, relating to premises located at 21 Osborn Street, Cambridge, Massachusetts.

Exhibit
No.	Description

*10.24	Trust Agreement for Deferred Compensation Plan, filed as an exhibit to the Company’s Post Effective Amendment No. 2 to Form S-3 (File No. 333-17651) as filed with the Commission on November 12, 1997 and incorporated herein by reference.

10.25	Lease agreement dated September 19, 1996 between Ren Min Company Limited and Analog Devices Taiwan, Limited relating to the premises at Five-Kung-Five Road, Taipei, Taiwan, filed as an exhibit to the Company’s Form 10-K for the fiscal year ended November 1, 1997 (File No. 1-7819) as filed with the Commission on January 28, 1998 and incorporated herein by reference.

10.26	BCO Technologies plc Unapproved Share Option Scheme, filed as an exhibit to the Company’s Form S-8 (File No. 333-50092) as filed with the Commission on November 16, 2000 and incorporated herein by reference.

10.27	BCO Technologies plc Approved Share Option Scheme, filed as an exhibit to the Company’s Form S-8 (File No. 333-50092) as filed with the Commission on November 16, 2000 and incorporated herein by reference.

10.28	ChipLogic, Inc. Amended and Restated 1998 Stock Plan, filed as an exhibit to the Company’s Form S-8 (File No. 333-53314) as filed with the Commission on January 5, 2001 and incorporated herein by reference.

10.29	Staccato Systems, Inc. 1998 Stock Plan, filed as an exhibit to the Company’s Form S-8 (File No. 333-53828) as filed with the Commission on January 17, 2001 and incorporated herein by reference.

10.30	Various individual stock restriction and similar agreements between the registrant and employees thereof relating to ChipLogic, Inc., filed as an exhibit to the Company’s Form S-8 (File No. 333-57444) as filed with the Commission on March 22, 2001, as amended by Amendment No. 1 filed as an Exhibit to the Company’s Form S-8 POS (File No. 333-57444) as filed with the Commission on March 23, 2001 and incorporated herein by reference.

10.31	Analog Devices, Inc. 2001 Broad-Based Stock Option Plan, filed as an exhibit to the Company’s Form S-8 (File No. 333-75170) as filed with the Commission on December 14, 2001 and incorporated herein by reference.

†21	Subsidiaries of the Company.

†23	Consent of Ernst & Young LLP.

†	Filed Herewith.

*	Management contracts and compensatory plan or arrangements required to be filed as an Exhibit pursuant to Item 14(c) of Form 10-K.

(b)     Reports on Form 8-K

      None.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANALOG DEVICES, INC.

(Registrant)

By: /s/ JERALD G. FISHMAN	By: /s/ JOSEPH E. MCDONOUGH

Jerald G. Fishman	Joseph E. McDonough
President,	Vice President — Finance and
Chief Executive Officer	Chief Financial Officer
and Director	(Principal Financial and
(Principal Executive Officer)	Accounting Officer)

Date: January 28, 2002	Date: January 28, 2002

      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ RAY STATA Ray Stata	Chairman of the Board	January 28, 2002

/s/ JERALD G. FISHMAN Jerald G. Fishman	President, Chief Executive Officer and Director	January 28, 2002

/s/ JOHN L. DOYLE John L. Doyle	Director	January 28, 2002

/s/ CHARLES O. HOLLIDAY Charles O. Holliday	Director	January 28, 2002

/s/ JOEL MOSES Joel Moses	Director	January 28, 2002

/s/ F. GRANT SAVIERS F. Grant Saviers	Director	January 28, 2002

/s/ LESTER C. THUROW Lester C. Thurow	Director	January 28, 2002

ANALOG DEVICES, INC.

ANNUAL REPORT ON FORM 10-K
YEAR ENDED NOVEMBER 3, 2001
ITEM 14(d)
FINANCIAL STATEMENT SCHEDULE

ANALOG DEVICES, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Years Ended November 3, 2001, October 28, 2000 and October 30, 1999

(Thousands)

	Balance at	Addition		Balance at
	Beginning of	Charged to		End of
Description	Period	Income Statement	Deductions	Period

Accounts Receivable Reserves and Allowances:
Year ended October 30, 1999	$32,332	$313	$18,407	$14,238

Year ended October 28, 2000	$14,238	$5,940	$7,022	$13,156

Year ended November 3, 2001	$13,156	$8,163	$5,921	$15,398

S-1