Form 10-Q
period 2002-02-02
ANALOG DEVICES INC
filed 2002-03-07
CIK 6281

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 2, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from_______________ to ________________

Commission File No. 1-7819

Analog Devices, Inc.
(Exact name of registrant as specified in its charter)

Massachusetts (State or other jurisdiction of incorporation or organization)	04-2348234 (I.R.S. Employer Identification No.)

One Technology Way, Norwood, MA (Address of principal executive offices)	02062-9106 (Zip Code)

(781) 329-4700
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☑      NO  ☐

     The number of shares outstanding of each of the issuer’s classes of Common Stock as of February 2, 2002 was 364,982,102 shares of Common Stock.

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(thousands except per share amounts)

	Three Months Ended

	February 2, 2002	February 3, 2001

Net sales	$392,974	$772,274
Cost of sales	189,177	320,020

Gross margin	203,797	452,254
Operating expenses:
Research and development	104,709	121,710
Purchased in-process research and development	—	9,500
Amortization of intangibles	14,105	10,306
Selling, marketing, general and administrative	58,358	85,553

	177,172	227,069
Operating income	26,625	225,185
Nonoperating (income) expenses:
Interest expense	13,783	16,869
Interest income	(20,359)	(41,248)
Other, net	(1,091)	(28,116)

	(7,667)	(52,495)

Income before income taxes	34,292	277,680
Provision for income taxes	9,602	87,303

Net income	$24,690	$190,377

Shares used to compute earnings per share — basic	363,147	357,070

Shares used to compute earnings per share — diluted	383,471	383,392

Earnings per share — basic	$0.07	$0.53

Earnings per share — diluted	$0.06	$0.50

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands)

	February 2, 2002	November 3, 2001	February 3, 2001

Assets
Cash and cash equivalents	$1,500,496	$1,364,949	$1,191,920
Short-term investments	1,394,126	1,428,278	1,158,381
Accounts receivable, net	197,596	218,151	421,219
Inventories:
Raw materials	16,624	18,221	22,593
Work in process	171,115	159,463	197,992
Finished goods	53,368	69,168	136,491

	241,107	246,852	357,076
Deferred tax assets	130,000	139,418	113,000
Prepaid expenses and other current assets	34,003	37,271	29,378

Total current assets	3,497,328	3,434,919	3,270,974

Property, plant and equipment, at cost:
Land and buildings	294,251	294,598	262,076
Machinery and equipment	1,440,323	1,447,639	1,363,641
Office equipment	94,125	92,792	91,091
Leasehold improvements	130,522	130,528	128,063

	1,959,221	1,965,557	1,844,871
Less accumulated depreciation and amortization	1,082,381	1,057,615	964,443

Net property, plant and equipment	876,840	907,942	880,428

Investments	259,774	246,505	213,202
Intangible assets, net	217,817	229,330	269,164
Other assets	63,639	66,167	55,453

Total other assets	541,230	542,002	537,819

	$4,915,398	$4,884,863	$4,689,221

     See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands, except share amounts)

	February 2, 2002	November 3, 2001	February 3, 2001

Liabilities and Stockholders’ Equity
Short-term borrowings and current
portion of obligations under capital leases	$4,601	$6,432	$9,172
Accounts payable	97,592	79,784	171,349
Deferred income on shipments to distributors	122,337	142,011	146,155
Income taxes payable	117,617	121,844	156,831
Accrued liabilities	168,178	177,877	179,755

Total current liabilities	510,325	527,948	663,262

Long-term debt and obligations under capital leases	1,201,244	1,206,038	1,210,858
Deferred income taxes	50,000	51,345	52,420
Other non-current liabilities	270,765	256,506	223,021

Total non-current liabilities	1,522,009	1,513,889	1,486,299

Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $1.00 par value, 471,934 shares authorized, none outstanding	—	—	—
Common stock, $.16 2/3 par value, 600,000,000 shares authorized, 364,982,102 shares issued (363,353,954 in November 2001 and 360,269,511 in February 2001)	60,832	60,560	60,046
Capital in excess of par value	728,762	713,427	594,445
Retained earnings	2,099,010	2,074,320	1,908,320
Accumulated other comprehensive income	(2,424)	(204)	2,430

	2,886,180	2,848,103	2,565,241
Less 64,132 shares in treasury, at cost (103,630 in November 2001 and 467,114 in February 2001)	3,116	5,077	25,581

Total stockholders’ equity	2,883,064	2,843,026	2,539,660

	$4,915,398	$4,884,863	$4,689,221

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(thousands)

	Three Months Ended

	February 2, 2002	February 3, 2001

OPERATIONS
Cash flows from operations:
Net income	$24,690	$190,377
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	56,633	49,284
Gain on sale of investment	—	(28,084)
Write-off of purchased research and development	—	9,500
Deferred income taxes	7,837	(2,983)
Other non-cash expense	6,281	728
Changes in operating assets and liabilities	15,840	34,495

Total adjustments	86,591	62,940

Net cash provided by operations	111,281	253,317

INVESTMENTS
Cash flows from investments:
Purchase of short-term investments available for sale	(821,338)	(935,221)
Maturities of short-term investments available for sale	855,490	275,684
Payments for acquisitions, net of cash acquired	(2,623)	(36,424)
Proceeds from sale of investment	—	60,936
Additions to property, plant and equipment, net	(11,519)	(138,945)
Increase in other assets	(1,634)	(3,028)

Net cash provided by (used for) investments	18,376	(776,998)

FINANCING ACTIVITIES
Cash flows from financing activities:
Proceeds from employee stock plans	10,354	6,123
Repurchase of common stock	—	(21,831)
Payments on capital lease obligations	(4,061)	(3,532)
Net decrease in variable rate borrowings	—	(5,128)

Net cash provided by (used for) financing activities	6,293	(24,368)

Effect of exchange rate changes on cash	(403)	3,548

Net increase (decrease) in cash and cash equivalents	135,547	(544,501)
Cash and cash equivalents at beginning of period	1,364,949	1,736,421

Cash and cash equivalents at end of period	$1,500,496	$1,191,920

See accompanying notes.

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED FEBRUARY 2, 2002
(all tabular amounts in thousands except per share amounts)

Note 1 — In the opinion of management, the information furnished in the accompanying condensed consolidated financial statements reflects all normal recurring adjustments that are necessary to fairly state the results for these interim periods and should be read in conjunction with the Company’s Annual Report to Stockholders on Form 10-K for the fiscal year ended November 3, 2001 (2001 Annual Report).

The Company has a 52-53 week fiscal year that ends on the Saturday closest to the last day in October. Fiscal 2002 is a 52-week fiscal year. Fiscal 2001 was a 53-week fiscal year with the additional week occurring in the first quarter ended February 3, 2001.

Note 2 — Certain amounts reported in the previous year have been reclassified to conform to the fiscal 2002 presentation.

Note 3 — Comprehensive Income

Total comprehensive income, i.e., net income plus available-for-sale securities valuation adjustments, net gain or loss on derivative instruments designated as cash flow hedges and currency translation adjustments to stockholders’ equity, for the first quarters of fiscal 2002 and fiscal 2001 was $27 million and $190 million, respectively.

Note 4 — Derivative Instruments and Hedging Agreements

Derivative financial instruments are accounted for in accordance with Statement of Financial Accounting Standard No. 133, (FAS 133), “Accounting for Derivative Instruments and Hedging Activities”. The Company recognizes all derivative financial instruments in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of the derivative financial instruments are either recognized periodically in earnings or in stockholders’ equity as a component of other comprehensive income (OCI) depending on whether the derivative financial instrument qualifies for hedge accounting. Changes in fair values of derivatives not qualifying for hedge accounting are reported in earnings.

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

Foreign Exchange Exposure Management — The Company has significant international sales and purchase transactions in foreign currencies and has a policy of hedging forecasted and actual foreign currency risk with forward foreign exchange contracts. The Company’s forward foreign exchange contracts are denominated in Japanese yen and the Euro and are for periods consistent with the terms of the underlying transactions, generally one year or less. Derivative instruments are employed to eliminate or minimize certain foreign currency exposures that can be identified and quantified. In accordance with FAS 133, hedges related to anticipated transactions are designated and documented at the inception of the respective hedge as cash flow hedges and evaluated for effectiveness monthly. As the terms of the forward contract and the underlying transaction are matched at inception, forward contract effectiveness is calculated by comparing the fair value of the contract to the change in the forward value of the anticipated transaction, with the effective portion of the gain or loss on the derivative instrument reported as a component of OCI in stockholders’ equity and reclassified into earnings in the same period during which the hedged transaction affects earnings. Any residual change in fair value of the instruments, or ineffectiveness, is recognized immediately in other expense. No ineffectiveness was recognized in the first quarter of fiscal 2002 or the first quarter of fiscal 2001.

Additionally, the Company enters into foreign currency forward contracts to hedge the gains and losses generated by the remeasurement of certain recorded assets and liabilities in a non-functional currency. Changes in the fair value of these undesignated hedges are recognized in other expense immediately as an offset to the changes in the fair value of the asset or liability being hedged.

Interest Rate Exposure Management — In January 2002, the Company entered in to an interest rate swap with an aggregate notional amount of $1,200 million. The swap is a derivative instrument as defined by FAS 133 and has been designated as a fair value hedge. The swap hedges the interest component of the fair value of the Company’s $1,200 million convertible subordinated notes due to changes in the LIBOR interest rate and has the effect of swapping the 4.75% fixed rate of the convertible subordinated notes into a floating rate based on LIBOR (currently 2.42%). The interest rate swap, as well as the convertible subordinated notes, matures on October 1, 2005. A derivative liability and a corresponding reduction to long-term debt of approximately $2.5 million were recorded for the fair market value of the swap at February 2, 2002. The interest rate swap was determined to be highly effective and no amount of ineffectiveness was recorded in earnings during the three months ended February 2, 2002.

By using derivative financial instruments, the Company can expose itself, to a varying degree, to elements of market and credit risk not recognized in the consolidated financial statements. The market risk associated with these instruments resulting from currency exchange rate or interest rate movements is expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. The counterparties to the agreements relating to the Company’s foreign exchange and interest rate instruments consist of a number of major international financial institutions with high credit ratings. The Company does not believe that there is significant risk of nonperformance by these counterparties because the Company continually monitors the credit ratings of such counterparties, and limits the financial exposure with any one financial institution. While the contract or notional amounts of derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of the Company’s exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of counterparties to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparties’ obligations under the contracts to the Company exceed the obligations of the Company to the counterparties.

The following table summarizes activity in other comprehensive income related to derivatives classified as cash flow hedges held by the Company during the period of November 3, 2001 through February 2, 2002:

Accumulated (gain) loss included in other comprehensive income as of November 3, 2001	$(176)
Changes in fair value of derivatives — (gain) loss	1,609
Less: Reclassifications into earnings from other comprehensive income	(683)

Accumulated (gain) loss included in other comprehensive income as of February 2, 2002	$750

The amount of accumulated loss that will be reclassified into earnings over the next twelve months is $0.8 million.

Note 5 — Special Charge

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

The cost reductions included severance and fringe benefit costs of $29.6 million for approximately 1,200 employees in the U.S., Europe, Asia and the Philippines of which approximately 880 of these employees have been terminated as of February 2, 2002. The special charge also included $11.6 million related to the abandonment of equipment resulting from the consolidation of worldwide manufacturing operations and $5.8 million of other charges primarily related to equipment and lease cancellation fees. The Company expects to complete these actions within the next nine months.

A summary of the activity related to the above actions is as follows:

	Workforce	Abandonment
	Reductions	of Equipment	Other	Total

Special charges	$29,636	$11,573	$5,798	$47,007
Cash payments	(6,178)	—	—	(6,178)
Non-cash impairment charge	—	(11,573)	(2,500)	(14,073)

Balance at November 3, 2001	$23,458	—	3,298	$26,756
Cash payments	(8,711)	—	—	(8,711)

Balance at February 2, 2002	$14,747	—	3,298	$18,045

Note 6 — Earnings Per Share

Basic earnings per share is computed based only on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of future issues of common stock relating to stock option programs and other potentially dilutive securities. In calculating diluted earnings per share, the dilutive effect of stock options is computed using the average market price for the period. In the first quarter of fiscal 2002, 9,246,720 shares related to convertible debt financing and 14,245,642 shares related to outstanding stock options were excluded from the earnings per share calculation because the effect would be anti-dilutive, but these options could be dilutive in the future. In the first quarter of fiscal 2001, 9,246,720 shares related to convertible debt financing were excluded from the earnings per share calculation because the effect would be anti-dilutive. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended

	February 2, 2002	February 3, 2001

Basic:
Net income	$24,690	$190,377

Weighted shares outstanding	363,147	357,070

Earnings per share	$0.07	$0.53

Diluted:
Net income	$24,690	$190,377

Weighted shares outstanding	363,147	357,070
Assumed exercise of common stock equivalents	20,324	26,322

Weighted average common and common equivalent shares	383,471	383,392

Earnings per share	$0.06	$0.50

Note 7 — Investments

On December 27, 2000, the Company sold its investment in WaferTech, LLC to Taiwan Semiconductor Manufacturing Company. The Company received approximately $61 million in cash and realized a pretax gain of approximately $28 million. The realized gain is included in other nonoperating income.

Note 8 — Acquisitions

During the first quarter of fiscal 2001, we completed several acquisitions. On October 31, 2000, we acquired Thomas Neuroth AG (Neuroth) of Vienna, Austria for approximately $4.5 million in cash, with additional contingent cash consideration of up to

$4 million payable if certain operational objectives are achieved, of which $1 million of the contingent consideration has been paid and charged to operations in fiscal 2001. The remaining $3 million of contingent consideration will be accounted for as goodwill. Neuroth is a developer of highly integrated circuits for symmetric DSL broadband access.

On November 10, 2000, we acquired Signal Processing Associates Pty. Ltd., (SPA) of Victoria, Australia for approximately $3.8 million in cash, with additional contingent cash consideration of up to $0.5 million payable if certain operational objectives are achieved. The contingent consideration will be recorded as compensation expense. SPA is a developer and supplier of voice processing and fax/data relay software for telecommunications applications.

On December 18, 2000, we acquired Integrated Micro Instruments, Inc. (IMI) of Berkeley, California for approximately $1.1 million in cash and 13,750 shares of our common stock valued at approximately $0.8 million. An additional 50,000 shares of common stock valued at a fixed amount of approximately $2.7 million are issuable over the next five years upon the satisfaction of certain conditions. The contingent consideration will be recorded as compensation expense. As of February 2, 2002, 10,000 of these shares valued at approximately $0.5 million have been issued. IMI develops MEMS process designs.

On January 4, 2001, we acquired ChipLogic, Inc. (ChipLogic) of Santa Clara, California. The total purchase price of $68.3 million consisted of cash of approximately $4 million, approximately 1 million shares of our common stock valued at $60.2 million and the assumption of $4.1 million of outstanding ChipLogic stock options. Approximately $9.5 million represented the purchase price of in-process technology that had not yet reached technological feasibility, had no alternative future use and was charged to operations during the first quarter of fiscal 2001. An additional $8 million of cash consideration and 489,375 shares of common stock is due if certain operational objectives are achieved and will be accounted for as compensation expense. Of these shares, 249,375 contingent shares have a fixed value of approximately $13 million, which is being charged to operations over a five-year period. The remaining 240,000 shares are subject to performance-based criteria. During fiscal 2001, approximately $4.2 million of expense was recorded related to the issuance of 117,592 shares of common stock associated with the achievement of certain of these objectives. An additional $4.1 million of expense was recorded in the first quarter of fiscal 2002 related to the issuance of 92,408 of these shares. The remaining performance-based shares had a value of approximately $0.9 million as of February 2, 2002. To the extent that the remaining criteria are met, our stock price at that time will be used to measure the amount of compensation expense to be recorded. ChipLogic is a developer of high-performance integrated circuits and software focused on the convergence of voice, broadband access and network protocol processing.

On January 16, 2001, the Company acquired Staccato Systems, Inc. (Staccato) of Mountain View, California. The total purchase price of $23.8 million consisted of $23 million in cash and the assumption of $0.8 million of outstanding Staccato stock options. Additional contingent cash consideration of up to $7 million is payable if certain operational objectives are achieved and will be accounted for as additional goodwill. Approximately $5 million of the contingent consideration has been paid as of February 2, 2002. Staccato is in the field of audio synthesis technology.

Note 9 — Segment Information

The Company operates in two segments: the design, manufacture and marketing of a broad range of integrated circuits, which comprises approximately 98% of the Company’s revenue, and the design, manufacture and marketing of a range of assembled products, which accounts for the remaining 2% of the Company’s revenue. Effectively, the Company operates in one reportable segment.

Note 10 — New Accounting Standards

Business Combinations & Goodwill and Other Intangible Assets

In June 2001 the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, (FAS 141), “Business Combinations” and No. 142, (FAS 142), “Goodwill and Other Intangible Assets.” FAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. Under FAS 142, which is effective for fiscal years beginning after December 15, 2001, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their estimated useful lives. We must adopt these new pronouncements no later than November 2002 with earlier adoption permitted. Application of the non-amortization provisions of FAS 142 is expected to result in an increase in annual net income of approximately $54 million, beginning in fiscal 2003. We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003 and have not yet determined what effect, if any, the adoption of FAS 141 and 142 will have on our financial position or results of operations.

Asset Retirement Obligations

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

Impairment or Disposal of Long-Lived Assets

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

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in Item 1 of this Quarterly Report and the audited consolidated financial statements and related notes and Management Analysis contained in our Annual Report on Form 10-K for the fiscal year ended November 3, 2001.

The following discussion and analysis may contain forward-looking statements. Such statements are subject to certain risks and uncertainties, including those discussed below or in our Annual Report on Form 10-K for the fiscal year ended November 3, 2001, which could cause actual results to differ materially from our expectations. Readers are cautioned not to place undue reliance on any forward-looking statements, as they reflect management’s current analysis. We undertake no obligation to release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Results of Operations

Net sales for the first quarter of fiscal 2002 were $393 million, a decrease of 49% from the $772 million reported for the first quarter of fiscal 2001. The decrease in net sales was attributable to declining demand in several markets that we serve, particularly the communications market, as well as an overall decline in the semiconductor industry and the economy generally. Our analog IC product sales decreased by 49% from the same quarter in fiscal 2001 due primarily to a major downturn in the demand for semiconductor products that occurred during fiscal 2001. Sales of DSP IC products declined 51% in the first quarter of fiscal year 2002 from the same prior year quarter primarily due to significant order cancellations and adjustments particularly from telecommunications customers and contract manufacturers.

Sales declined in all geographic regions in the first quarter of fiscal 2002 as compared to the first quarter of fiscal 2001, with sales in North America experiencing the largest decline. International sales in the first quarter of fiscal 2002 represented 64% of total sales compared to 56% in the first quarter of fiscal 2001. The decline in North American sales as a percentage of total sales was principally attributable to an overall decline in the communications market as well as a cyclical downturn in the semiconductor industry.

Gross margin was 51.9% for the first quarter of fiscal 2002, a decrease of 670 basis points from the 58.6% gross margin achieved in the first quarter of fiscal 2001. The deterioration in gross margin was due to reduced revenue levels and low utilization at our internal fabs. The gross margin decline was minimized by several actions taken over the past 12 months to reduce manufacturing costs, including scheduled periodic shutdowns of manufacturing operations worldwide, reductions in force in many of our manufacturing locations, the outsourcing of production for many of the products which have experienced the most significant decline in revenue and efforts to reduce all discretionary spending.

Research and development (R&D) expenses were $105 million for the first quarter of fiscal 2002 compared to $122 million for the first quarter of fiscal 2001. R&D expense for the first quarter of fiscal 2002 includes approximately $6 million of acquisition-related charges. As a result of the decline in revenue from the first quarter of fiscal 2001 to the first quarter of fiscal 2002, R&D spending as a percentage of sales increased to 26.6% from 15.8% in the first quarter of fiscal 2001. At any point in time we have hundreds of R&D projects underway, and we do not believe that any one of these projects is material to our business. We expect to continue the development of innovative technologies and processes for new products targeted for broadband and wireless communications applications, imaging, audio and high-performance power and thermal management products for computer and consumer product applications. We believe that a continued commitment to research and development is essential in order to maintain product leadership with our existing products and to provide innovative new product offerings, and therefore we expect to continue to make significant R&D investments in the future.

During the first quarter of fiscal 2001, we recorded a charge of $9.5 million in connection with the acquisition of ChipLogic, Inc. of Santa Clara, California for the write-off of in-process technology that had not yet reached technological feasibility and had no alternative future use. The total purchase price of $68.3 million consisted of cash of approximately $4 million, approximately 1 million shares of our commons stock valued at $60.2 million and the assumption of $4.1 million of outstanding ChipLogic stock options.

Amortization of intangibles was $14 million in the first quarter of fiscal 2002 compared to $10 million in the first quarter of fiscal 2001. The increase in amortization expense was attributable to a full quarter of amortization in fiscal 2002 relating to the acquisitions of Thomas Neuroth AG, Signal Processing Associates Pty. Ltd., Integrated Micro Instruments, Inc., ChipLogic, Inc. and Staccato Systems, Inc. completed in the first quarter of fiscal 2001.

Selling, marketing, general & administrative (SMG&A) expenses for the first quarter of fiscal 2002 were $58 million, a decrease of $28 million from the $86 million reported for the first quarter of fiscal 2001. In the first quarter of fiscal 2002, SMG&A expenses as a percentage of sales increased to 15% from 11% for the same period in the prior year primarily as a result of reduced sales levels.

R&D and SMG&A expenses in the first quarter of fiscal 2002 were 21% lower than the same period of fiscal 2001 as a result of several actions taken to reduce certain of our engineering and administrative expenses, including eliminating bonuses, reducing compensation for our higher paid employees and continued tight control over discretionary expenses.

Our operating income was $27 million, or 7% of sales in the first quarter of fiscal 2002 compared to $225 million, or 29% of sales in the same period of fiscal 2001.

Interest expense was $14 million for the first quarter of fiscal 2002 compared to $17 for the first quarter of fiscal 2001.

Interest income was $20 million for the first quarter of fiscal 2002 and $41 million for the first quarter of fiscal 2001. The decrease in interest income was attributable to less income earned on our invested cash balances due to the decline in interest rates over the past year.

Other income was $1 million for the first quarter of fiscal 2002 and $28 million for the first quarter of fiscal 2001. The decrease in other income was due to a gain in the first quarter of fiscal 2001 on the sale of our remaining investment in WaferTech, LLC to Taiwan Semiconductor Manufacturing Company for approximately $61 million in cash. We recorded a pretax realized gain on the sale of this investment of approximately $28 million, which is included in other nonoperating income.

There was no ineffectiveness recognized in earnings as a result of our hedging programs in the first quarter of fiscal 2002 or fiscal 2001. We use derivative financial instruments to hedge certain risk exposures including sales and purchase transactions denominated in foreign currencies and the fair value of our long-term debt. These derivatives qualify for hedge accounting as discussed in detail in Note 4 to our condensed consolidated financial statements. While not entirely within the Company’s control, we anticipate that our derivatives will continue to meet the conditions for hedge accounting. If hedges cease to remain highly effective or if we come to believe that forecasted transactions may not occur, the changes in the fair value of the derivatives currently used as hedges would be reflected in earnings on a quarterly basis and the changes in fair value could be significant. We do not believe we are exposed to more than a nominal amount of credit risk in our interest rate and foreign currency hedges as the counterparties are established, well-capitalized financial institutions. Our exposures are in liquid currencies (Euros, British pounds, and Japanese Yen), so we believe there is minimal risk that appropriate derivatives to maintain our hedging program would not be available in the future.

Our effective income tax rate for the first quarter of fiscal 2002 was 28% compared to 31% for the same period in the prior year. The decrease in the effective tax rate was due principally to our decline in income, a shift in the mix of worldwide profits and the impact in the first quarter of fiscal 2001 of a taxable gain on the sale of our WaferTech investment.

Net income for the first quarter of fiscal 2002 was $25 million, or 6% of sales, and diluted earnings per share was $0.06 compared to net income of $190 million, or 25% of sales, and diluted earnings per share of $0.50 for the same period in fiscal 2001. The decrease in net income was primarily due to reduced revenue levels.

Outlook

Our net sales for the first quarter of fiscal 2002 decreased 7% from the fourth quarter of fiscal 2001 as a result of continued deteriorating market conditions. However, it appears that inventory levels in both the OEM and distributor channels may have stabilized during the first quarter of fiscal 2002, resulting in our customers beginning to order product for current requirements. We anticipate a 3% to 5% sequential revenue increase for our second quarter of fiscal 2002, with sequential growth in both our analog and DSP businesses. If that revenue level is achieved, assuming no unusual items, we would expect our second quarter of 2002 diluted earnings per share to increase by $0.01 to $0.02 from the first quarter of fiscal 2002.

Liquidity and Capital Resources

At February 2, 2002, cash, cash equivalents and short-term investments totaled $2,895 million, an increase of $101 million from the fourth quarter of fiscal 2001 and an increase of $544 million from the first quarter of fiscal 2001. The increase in cash, cash equivalents and short-term investments from the fourth quarter of fiscal 2001 was primarily due to increased operating cash flows, partially offset by capital expenditures. The increase in cash, cash equivalents and short-term investments from the first quarter of fiscal 2001 was due to increased operating cash flows, partially offset by capital expenditures and payments for acquisitions.

Accounts receivable totaled $198 million at the end of the first quarter of fiscal 2002, a decrease of $21 million from the fourth quarter of fiscal 2001 primarily due to a 7% sequential decline in sales. Days sales outstanding improved from 46 days at November 3, 2001 to 45 days at February 2, 2002. Accounts receivable decreased $224 million from the first quarter of fiscal 2001 due to a 49% decline in sales. Days sales outstanding improved from 49 days at February 3, 2001 to 45 days at February 2, 2002.

Inventories of $241 million at February 2, 2002 were $6 million lower than the inventory levels at November 3, 2001 and $116 million lower than at the end of the first quarter of fiscal 2001. The sequential inventory reduction was attributable to lower production levels. The decrease in inventory from the first quarter of fiscal 2001 was primarily due to lower production levels in response to reduced demand for our products as well as an increase in inventory reserves and a sharp curtailment of spending on wafers supplied by external foundries. At February 2, 2002, days cost of sales in inventory increased to 115 days from 111 days at November 3, 2001 and 102 days at February 3, 2001. We employ a variety of consistent methodologies to determine the amount of inventory reserves necessary. Inventory reserves are determined via reference to the age of inventory, lower of cost or market calculations and calculations based on projected future demand for our inventory over the next twelve months. While projected future demand takes into account current bookings trends as well as backlog on hand, an element of judgment is required to arrive at total projected demand for the next twelve months. Although we believe that we have used our best efforts and information to estimate future demand, due to the uncertain economic times and the difficulty inherent in predicting future results, it is possible that actual demand for our products will differ from our estimates. If actual demand for products is less than our estimates, additional reserves for existing inventories may need to be reflected in future periods.

During the first quarter of fiscal 2001, we completed the sale of our remaining investment in WaferTech, LLC to Taiwan Semiconductor Manufacturing Company for approximately $61 million in cash. We recorded a pretax realized gain on the sale of this investment of approximately $28 million.

Net additions to property, plant and equipment of $12 million for the first quarter of fiscal 2002 were funded by a combination of cash on hand and cash generated from operations. Capital spending in the first quarter of fiscal 2002 was down substantially from the $139 million spent in the first three months of fiscal 2001. Because of the recent slowdown in our served markets, we have substantially reduced our capital spending. We currently plan to make capital expenditures of approximately $70 million during fiscal 2002. Depreciation expense is expected to be $171 million in fiscal 2002.

During the first quarter of fiscal 2001, we completed several acquisitions. On October 31, 2000, we acquired Thomas Neuroth AG (Neuroth) of Vienna, Austria for approximately $4.5 million in cash, with additional contingent cash consideration of up to $4 million payable if certain operational objectives are achieved, of which $1 million of the contingent consideration has been paid and charged to operations in fiscal 2001. The remaining $3 million of contingent consideration will be accounted for as goodwill. Neuroth is a developer of highly integrated circuits for symmetric DSL broadband access.

On November 10, 2000, we acquired Signal Processing Associates Pty. Ltd., (SPA) of Victoria, Australia for approximately $3.8 million in cash, with additional contingent cash consideration of up to $0.5 million payable if certain operational objectives are achieved. The contingent consideration will be recorded as compensation expense. SPA is a developer and supplier of voice processing and fax/data relay software for telecommunications applications.

On December 18, 2000, we acquired Integrated Micro Instruments, Inc. (IMI) of Berkeley, California for approximately $1.1 million in cash and 13,750 shares of our common stock valued at approximately $0.8 million. An additional 50,000 shares of common stock valued at a fixed amount of approximately $2.7 million are issuable over the next five years upon the satisfaction of certain conditions. The contingent consideration will be recorded as compensation expense. As of February 2, 2002, 10,000 of these shares valued at approximately $0.5 million have been issued. IMI develops MEMS process designs.

On January 4, 2001, we acquired ChipLogic, Inc. (ChipLogic) of Santa Clara, California. The total purchase price of $68.3 million consisted of cash of approximately $4 million, approximately 1 million shares of our common stock valued at $60.2 million and the assumption of $4.1 million of outstanding ChipLogic stock options. Approximately $9.5 million represented the purchase price of in-process technology that had not yet reached technological feasibility, had no alternative future use and was charged to operations during the first quarter of fiscal 2001. An additional $8 million of cash consideration and 489,375 shares of common stock is due if certain operational objectives are achieved and will be accounted for as compensation expense. Of these shares, 249,375 contingent shares have a fixed value of approximately $13 million, which is being charged to operations over a five-year period. The remaining 240,000 shares are subject to performance-based criteria. During fiscal 2001, approximately $4.2 million of expense was recorded related to the issuance of 117,592 shares of common stock associated with the achievement of certain of these objectives. An additional $4.1 million of expense was recorded in the first quarter of fiscal 2002 related to the issuance of 92,408 of these shares. The remaining performance-based shares had a value of approximately $0.9 million as of February 2, 2002. To the extent that the remaining criteria are met, our stock price at that time will be used to measure the amount of compensation expense to be recorded. ChipLogic is a developer of high-performance integrated circuits and software focused on the convergence of voice, broadband access and network protocol processing.

On January 16, 2001, the Company acquired Staccato Systems, Inc. (Staccato) of Mountain View, California. The total purchase price of $23.8 million consisted of $23 million in cash and the assumption of $0.8 million of outstanding Staccato stock options. Additional contingent cash consideration of up to $7 million is payable if certain operational objectives are achieved and will be accounted for as additional goodwill. Approximately $5 million of the contingent consideration has been paid as of February 2, 2002. Staccato is in the field of audio synthesis technology.

At February 2, 2002, our principal sources of liquidity were $2,895 million of cash, cash equivalents and short-term investments.

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

Our future operating results are difficult to predict and may be materially affected by a number of factors, including the timing of new product announcements or introductions by us or our competitors, competitive pricing pressures, fluctuations in manufacturing yields, availability of adequate wafers and manufacturing capacity, the risk that our backlog could decline significantly, our ability to hire, retain and motivate adequate numbers of engineers and other qualified employees to meet the demands of our largest customers, changes in product mix, and the effect of adverse changes in economic conditions in the United States and international markets. In addition, the semiconductor market has historically been cyclical and subject to significant economic downturns at various times, including the recent decline in demand experienced during fiscal 2001. Our business is subject to rapid technological changes and there can be no assurance, depending on the mix of future business, that products stocked in inventory will not be rendered obsolete before we ship them. As a result of these and other factors, there can be no assurance that we will not experience material fluctuations in future operating results on a quarterly or annual basis.

Our future success depends upon our ability to develop and market new products and enter new markets.

Our future success depends on our continued ability to develop and market new products. There can be no assurance that we will be able to develop and introduce new products in a timely manner or that new products, if developed, will achieve market acceptance. In addition, our growth is dependent on our continued ability to penetrate new markets where we have limited experience and competition is intense. There can be no assurance that the markets we serve will grow in the future, that our existing and new products will meet the requirements of these markets, that our products will achieve customer acceptance in these markets, that competitors will not force prices to an unacceptably low level or take market share from us, or that we can achieve or maintain profits in these markets. Also, some of our customers in these markets are less well established, which could subject us to increased credit risk.

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

During the first quarter of fiscal 2002, 64% of our revenues were derived from customers in international markets. We have manufacturing facilities outside the United States in Ireland, the United Kingdom, the Philippines and Taiwan. In addition to being exposed to the ongoing economic cycles in the semiconductor industry, we are also subject to the economic and political risks inherent in international operations and their impact on the U.S. economy in general, including the risks associated with ongoing uncertainties and political and economic instability in many countries around the world as well as the economic disruption from acts of terrorism, particularly in the aftermath of the terrorist attacks of September 11, 2001 and the response to them of the United States and its allies. These risks include air transportation disruptions, expropriation, currency controls and changes in currency exchange rates, tax and tariff rates and freight rates, and social and political unrest. Although we engage in hedging transactions to reduce our exposure to currency exchange rate fluctuations, there can be no assurance that our competitive position will not be adversely affected by changes in the exchange rate of the U.S. dollar against other currencies.

We are involved in frequent litigation regarding intellectual property rights, which could be costly to defend and could require us to redesign products or pay significant royalties.

The semiconductor industry is characterized by frequent claims and litigation involving patent and other intellectual property rights. We have from time to time received, and may in the future receive, claims from third parties asserting that our products or processes infringe their patents or other intellectual property rights. In the event a third party makes a valid intellectual property claim and a license is not available on commercially reasonable terms, we could be forced either to redesign or to stop production of products incorporating that intellectual property, and our operating results could be materially and adversely affected. Litigation may be necessary to enforce patents or other of our intellectual property rights or to defend us against claims of infringement, and this litigation can be costly and divert the attention of key personnel. See Note 10 of the Notes to our Consolidated Financial Statements for the fiscal year ended November 3, 2001 for information concerning pending litigation. An adverse outcome in this litigation could have a material adverse effect on our consolidated financial position or on our consolidated results of operations or cash flows in the period in which the litigation is resolved.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s market risk has not changed significantly from the risks disclosed in ITEM 7A. “Qualitative and Quantitative Disclosures about Market Risk” set forth on pages 20 through 21 of our Annual Report on Form 10-K for the year ended November 3, 2001.

PART II — OTHER INFORMATION
ANALOG DEVICES, INC.

ITEM 6.  Exhibits and reports on Form 8-K

(a)	Exhibits

None

(b)	Report on Form 8-K

None

Items 1, 2, 3, 4 and 5 of PART II are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Analog Devices, Inc. (Registrant)

Date: March 7, 2002	By:	/s/ Jerald G. Fishman Jerald G. Fishman President and Chief Executive Officer (Principal Executive Officer)

Date: March 7, 2002	By:	/s/ Joseph E. McDonough Joseph E. McDonough Vice President-Finance and Chief Financial Officer (Principal Financial and Accounting Officer)