Form 10-Q
period 2002-05-04
ANALOG DEVICES INC
filed 2002-06-07
CIK 6281

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☑     NO ☐

     The number of shares outstanding of each of the issuer’s classes of Common Stock as of May 4, 2002 was 365,695,987 shares of Common Stock.

PART I
FINANCIAL INFORMATION

Item 1.   Financial Statements

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(thousands except per share amounts)

	Three Months Ended

	May 4, 2002	May 5, 2001

Net sales	$413,368	$601,442
Cost of sales	192,537	258,635

Gross margin	220,831	342,807
Operating expenses:
Research and development	102,821	124,821
Amortization of intangibles	14,234	13,996
Special charge	27,250	—
Selling, marketing, general and administrative	62,354	77,563

	206,659	216,380
Operating income	14,172	126,427
Nonoperating (income) expenses:
Interest expense	9,542	16,245
Interest income	(15,358)	(35,817)
Other, net	(48)	(1,173)

	(5,864)	(20,745)

Income before income taxes	20,036	147,172
Provision for income taxes	5,610	44,676

Net income	$14,426	$102,496

Shares used to compute earnings per share — basic	364,545	358,739

Shares used to compute earnings per share — diluted	383,455	380,777

Earnings per share — basic	$0.04	$0.29

Earnings per share — diluted	$0.04	$0.27

     See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(thousands except per share amounts)

	Six Months Ended

	May 4, 2002	May 5, 2001

Net sales	$806,342	$1,373,716
Cost of sales	381,714	578,655

Gross margin	424,628	795,061
Operating expenses:
Research and development	207,530	246,531
Purchased in-process research and development	—	9,500
Amortization of intangibles	28,339	24,302
Special charge	27,250	—
Selling, marketing, general and administrative	120,712	163,116

	383,831	443,449
Operating income	40,797	351,612
Nonoperating (income) expenses:
Interest expense	23,325	33,114
Interest income	(35,717)	(77,065)
Other, net	(1,139)	(29,289)

	(13,531)	(73,240)

Income before income taxes	54,328	424,852
Provision for income taxes	15,212	131,979

Net income	$39,116	$292,873

Shares used to compute earnings per share — basic	363,846	357,905

Shares used to compute earnings per share — diluted	383,463	382,084

Earnings per share — basic	$0.11	$0.82

Earnings per share — diluted	$0.10	$0.77

     See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands)

	May 4, 2002	November 3, 2001	May 5, 2001

Assets
Cash and cash equivalents	$1,394,127	$1,364,949	$1,217,084
Short-term investments	1,514,837	1,428,278	1,292,462
Accounts receivable, net	221,524	218,151	343,848
Inventories:
Raw materials	15,077	18,221	22,227
Work in process	188,059	159,463	191,453
Finished goods	50,015	69,168	105,154

	253,151	246,852	318,834
Deferred tax assets	150,000	139,418	113,000
Prepaid expenses and other current assets	32,596	37,271	38,237

Total current assets	3,566,235	3,434,919	3,323,465

Property, plant and equipment, at cost:
Land and buildings	293,054	294,598	277,730
Machinery and equipment	1,438,186	1,447,639	1,429,411
Office equipment	94,803	92,792	92,830
Leasehold improvements	130,616	130,528	130,709

	1,956,659	1,965,557	1,930,680
Less accumulated depreciation and amortization	1,110,976	1,057,615	992,471

Net property, plant and equipment	845,683	907,942	938,209

Investments	275,516	246,505	223,006
Intangible assets, net	203,455	229,330	256,271
Other assets	61,877	66,167	56,555

Total other assets	540,848	542,002	535,832

	$4,952,766	$4,884,863	$4,797,506

     See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands, except share amounts)

	May 4, 2002	November 3, 2001	May 5, 2001

Liabilities and Stockholders’ Equity
Short-term borrowings and current portion of obligations under capital leases	$4,814	$6,432	$7,183
Accounts payable	82,831	79,784	129,756
Deferred income on shipments to distributors	105,614	142,011	149,169
Income taxes payable	153,856	121,844	178,923
Accrued liabilities	176,545	177,877	191,982

Total current liabilities	523,660	527,948	657,013

Long-term debt and obligations under capital leases	1,193,791	1,206,038	1,209,326
Deferred income taxes	40,000	51,345	52,420
Other non-current liabilities	286,367	256,506	229,505

Total non-current liabilities	1,520,158	1,513,889	1,491,251

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $1.00 par value, 471,934 shares authorized, none outstanding	—	—	—
Common stock, $.16 2/3 par value, 600,000,000 shares authorized, 365,695,987 shares issued (363,353,954 in November 2001 and 360,684,042 in May 2001)	60,950	60,560	60,115
Capital in excess of par value	736,160	713,427	598,938
Retained earnings	2,113,436	2,074,320	2,010,816
Accumulated other comprehensive income	1,723	(204)	4,100

	2,912,269	2,848,103	2,673,969
Less 82,366 shares in treasury, at cost (103,630 in November 2001 and 476,637 in May 2001)	3,321	5,077	24,727

Total stockholders’ equity	2,908,948	2,843,026	2,649,242

	$4,952,766	$4,884,863	$4,797,506

     See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(thousands)

	Six Months Ended

	May 4, 2002	May 5, 2001

OPERATIONS
Cash flows from operations:
Net income	$39,116	$292,873
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	115,585	101,492
Gain on sale of investment	—	(28,084)
Non-cash portion of special charge	4,987	—
Write-off of purchased research and development	—	9,500
Deferred income taxes	(22,134)	(3,245)
Other non-cash expense	7,985	2,692
Changes in operating assets and liabilities	(9,407)	135,074

Total adjustments	97,016	217,429

Net cash provided by operations	136,132	510,302

INVESTMENTS
Cash flows from investments:
Purchase of short-term investments available for sale	(1,623,930)	(1,444,042)
Maturities of short-term investments available for sale	1,537,371	650,424
Payments for acquisitions, net of cash acquired	(2,620)	(37,526)
Proceeds from sale of investment	—	60,936
Additions to property, plant and equipment, net	(27,198)	(234,845)
Increase in other assets	(549)	(3,899)

Net cash used for investments	(116,926)	(1,008,952)

FINANCING ACTIVITIES
Cash flows from financing activities:
Proceeds from employee stock plans	15,295	9,108
Repurchase of common stock	—	(21,831)
Payments on capital lease obligations	(4,868)	(6,742)
Net decrease in variable rate borrowings	(192)	(5,439)

Net cash provided by (used for) financing activities	10,235	(24,904)

Effect of exchange rate changes on cash	(263)	4,217

Net increase (decrease) in cash and cash equivalents	29,178	(519,337)
Cash and cash equivalents at beginning of period	1,364,949	1,736,421

Cash and cash equivalents at end of period	$1,394,127	$1,217,084

     See accompanying notes.

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED MAY 4, 2002
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

Note 3 — Comprehensive Income

     Total comprehensive income, i.e., net income plus available-for-sale securities valuation adjustments, net gain or loss on derivative instruments designated as cash flow hedges and currency translation adjustments to stockholders’ equity, for the second quarter of fiscal 2002 and fiscal 2001 was $17 million and $104 million, respectively. For the first six months of fiscal 2002 and fiscal 2001, total comprehensive income was $44 million and $294 million, respectively.

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

     Foreign Exchange Exposure Management — The Company has significant international sales and purchase transactions in foreign currencies and has a policy of hedging forecasted and actual foreign currency risk with forward foreign exchange contracts. The Company’s forward foreign exchange contracts are denominated in Japanese yen and the Euro and are for periods consistent with the terms of the underlying transactions, generally one year or less. Derivative instruments are employed to eliminate or minimize certain foreign currency exposures that can be identified and quantified. In accordance with FAS 133, hedges related to anticipated transactions are designated and documented at the inception of the respective hedge as cash flow hedges and evaluated for effectiveness monthly. As the terms of the forward contract and the underlying transaction are matched at inception, forward contract effectiveness is calculated by comparing the fair value of the contract to the change in the forward value of the anticipated transaction, with the effective portion of the gain or loss on the derivative instrument reported as a component of OCI in stockholders’ equity and reclassified into earnings in the same period during which the hedged transaction affects earnings. Any residual change in fair value of the instruments, or ineffectiveness, is recognized immediately in other expense. No ineffectiveness was recognized in the first six months of fiscal 2002 or the first six months of fiscal 2001.

     Additionally, the Company enters into foreign currency forward contracts to hedge the gains and losses generated by the remeasurement of certain recorded assets and liabilities in a non-functional currency. Changes in the fair value of these undesignated hedges are recognized in other expense immediately as an offset to the changes in the fair value of the asset or liability being hedged.

     Interest Rate Exposure Management — In January 2002, the Company entered in to an interest rate swap with an aggregate notional amount of $1,200 million. The swap is a derivative instrument as defined by FAS 133 and has been designated as a fair value hedge. The swap hedges the interest component of the fair value of the Company’s $1,200 million convertible subordinated notes due to changes in the LIBOR interest rate and has the effect of swapping the 4.75% fixed rate of the convertible subordinated notes into a LIBOR-based floating rate (currently 3.09%). The interest rate swap, as well as the convertible subordinated notes, matures on October 1, 2005. A derivative liability and a corresponding reduction to long-term debt of approximately $8.8 million were recorded for the fair market value of the swap at May 4, 2002. The interest rate swap was determined to be highly effective and no amount of ineffectiveness was recorded in earnings during the six months ended May 4, 2002.

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

     The following table summarizes activity in other comprehensive income related to derivatives classified as cash flow hedges held by the Company during the period of November 3, 2001 through May 4, 2002:

Accumulated (gain) loss included in other comprehensive income as of November 3, 2001	$(176)
Changes in fair value of derivatives — (gain) loss	(3,298)
Less: Reclassifications into earnings from other comprehensive income	170

Accumulated (gain) loss included in other comprehensive income as of May 4, 2002	$(3,304)

     The amount of accumulated gain that will be reclassified into earnings over the next twelve months is $3.3 million.

Note 5 — Special Charges

     During fiscal 2001, the Company recorded special charges of approximately $47 million related to cost reduction actions taken in response to the current economic climate. The actions consisted of workforce reductions in manufacturing and, to a lesser extent, in selling, marketing and administrative areas as well as a decision to consolidate worldwide manufacturing operations and rationalize production planning and quality activities. The cost reductions included severance and fringe benefit costs of $29.6 million for approximately 1,200 employees in the U.S., Europe, Asia and the Philippines of which approximately 930 of these employees have been terminated as of May 4, 2002. The special charge also included $11.6 million related to the abandonment of equipment resulting from the consolidation of worldwide manufacturing operations and $5.8 million of other charges primarily related to equipment and lease cancellation fees. Based on developments that occurred during the second quarter of fiscal 2002 related to charges recorded during the fourth quarter of fiscal 2001, the Company revised its estimate of the reserve balance needed for purchase order cancellation fees. Based on the current status of negotiations with vendors regarding purchase order cancellation fees, the Company believes the amount that will ultimately be paid will be approximately $1.5 million less than the amount recorded for such charges at November 3, 2001. Accordingly, the Company decreased the provision for purchase order cancellation fees by $1.5 million to reflect this change in estimate. The Company expects to complete these actions within the next six months.

     A summary of the activity related to the above action is as follows:

	Workforce	Abandonment
	Reductions	of Equipment	Other	Total

Special charges	$29,636	$11,573	$5,798	$47,007
Cash payments	(6,178)	—	—	(6,178)
Non-cash impairment charge	—	(11,573)	(2,500)	(14,073)

Balance at November 3, 2001	$23,458	—	3,298	$26,756
Cash payments	(8,711)	—	—	(8,711)

Balance at February 2, 2002	$14,747	—	3,298	$18,045
Cash payments	(3,952)	—	—	(3,952)
Adjustment	—	—	(1,465)	(1,465)

Balance at May 4, 2002	$10,795	—	1,833	$12,628

     During the second quarter of fiscal 2002, the Company recorded special charges of approximately $27.3 million (comprised of $28.7 million of current quarter charges offset by $1.5 million related to a change in estimate discussed above). The current quarter charge was comprised of $25.7 million related to the planned transfer of production from our three older four-inch wafer fabrication facilities to our six- and eight-inch wafer fabrication facilities and $3.0 million primarily related to the impairment of an investment. Included in the $25.7 million special charge are severance and fringe benefit costs of $15.3 million for 509 manufacturing employees in the U.S. and Ireland, $2.3 million related to the write-down of equipment to be abandoned and $8.1 million related to lease termination and cleanup costs. The Company expects to substantially complete these actions by the second quarter of fiscal 2003. In addition, the remaining service lives of the three older four-inch wafer fabrication facilities have been shortened. As a result, the Company anticipates depreciation expense will be increased by approximately $7 million per quarter over the next two quarters as compared to historical levels.

     A summary of the activity related to the above actions is as follows:

	Workforce	Abandonment	Lease Termination/
	Reductions	of Equipment	Cleanup Costs	Other	Total

Special charges	$15,284	$2,327	$8,076	3,028	$28,715
Cash payments		—	—	(988)	(988)
Non-cash impairment charge	—	(2,327)	—	(1,800)	(4,127)

Balance at May 4, 2002	$15,284	—	$8,076	240	23,600

Note 6 — Earnings Per Share

     Basic earnings per share is computed based only on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of future issues of common stock relating to stock option programs and other potentially dilutive securities. In calculating diluted earnings per share, the dilutive effect of stock options is computed using the average market price for the period. Shares related to convertible debt financing and certain of the Company’s outstanding stock options were excluded because they were anti-dilutive, but these shares could be dilutive in the future. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended

	May 4, 2002	May 5, 2001

Basic:
Net income	$14,426	$102,496

Weighted shares outstanding	364,545	358,739

Earnings per share	$0.04	$0.29

Diluted:
Net income	$14,426	$102,496

Weighted shares outstanding	364,545	358,739
Assumed exercise of common stock equivalents	18,910	22,038

Weighted average common and common equivalent shares	383,455	380,777

Earnings per share	$0.04	$0.27

Anti-dilutive shares related to:
Outstanding stock options	14,310,078	14,126,026
Convertible debt	9,246,720	9,246,720

	Six Months Ended

	May 4, 2002	May 5, 2001

Basic:
Net income	$39,116	$292,873

Weighted shares outstanding	363,846	357,905

Earnings per share	$0.11	$0.82

Diluted:
Net income	$39,116	$292,873

Weighted shares outstanding	363,846	357,905
Assumed exercise of common stock equivalents	19,617	24,179

Weighted average common and common equivalent shares	383,463	382,084

Earnings per share	$0.10	$0.77

Anti-dilutive shares related to:
Outstanding stock options	14,277,860	7,063,013
Convertible debt	9,246,720	9,246,720

Note 7 — Investments

     On December 27, 2000, the Company sold its investment in WaferTech, LLC to Taiwan Semiconductor Manufacturing Company. The Company received approximately $61 million in cash and realized a pretax gain of approximately $28 million. The realized gain is included in other nonoperating income.

Note 8 — Acquisitions

     During the first quarter of fiscal 2001, the Company completed several acquisitions. The Company acquired five companies for approximately $36 million in cash and approximately 1 million shares of the Company’s common stock valued at $60 million. During the first six months of fiscal 2002, the Company recorded approximately $5 million of expense due to performance-based contingent consideration related to these acquisitions.

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

Note 10 — New Accounting Standards

     Business Combinations & Goodwill and Other Intangible Assets

     In June 2001 the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, (FAS 141), “Business Combinations” and No. 142, (FAS 142), “Goodwill and Other Intangible Assets.” FAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. Under FAS 142, which is effective for fiscal years beginning after December 15, 2001, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their estimated useful lives. We must adopt these new pronouncements no later than November 2002. Application of the non-amortization provisions of FAS 142 is expected to result in an increase in annual net income of approximately $54 million, beginning in fiscal 2003. We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003 and, other than the effect of the non-amortization provisions of FAS 142, have not yet determined what effect, if any, the adoption of FAS 142 will have on our financial position or results of operations.

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

Results of Operations

     Net sales for the second quarter of fiscal 2002 were $413 million, a decrease of 31% from the $601 million reported for the second quarter of fiscal 2001. Net sales for the first six months of fiscal 2002 were $806 million, a decrease of 41% from the $1,374 million reported for the comparable period of fiscal 2001. Our analog IC product sales decreased by 33% from the same quarter in fiscal 2001 and decreased by 42% from the same six-month period in fiscal 2001. Sales of DSP IC products declined 25% from the same quarter in fiscal 2001 and declined 40% in the first six months of fiscal year 2002 from the same prior year period. The decrease in net sales was attributable to declining demand in several markets that we serve, particularly the communications market, as well as an overall decline in the semiconductor industry and the economy generally.

     Sales declined in all geographic regions in the second quarter of fiscal 2002 as compared to the second quarter of fiscal 2001, with the exception of Southeast Asia where an increase in sales was recorded. For the six months ended May 4, 2002, sales decreased in all regions as compared to the same prior year period. International sales in the second quarter of fiscal 2002 represented 70% of total sales compared to 61% in the second quarter of fiscal 2001. The decline in North American sales as a percentage of total sales was principally attributable to an overall decline in the communications market as well as a cyclical downturn in the semiconductor industry.

     Gross margin was 53.4% for the second quarter of fiscal 2002, a decrease of 360 basis points from the 57.0% gross margin achieved in the second quarter of fiscal 2001. Gross margin was 52.7% for the first six months of fiscal 2002, a decrease of 520 basis points from the 57.9% gross margin achieved in the first six months of fiscal 2001. The deterioration in gross margin was due to reduced revenue levels and lower utilization at our internal fabs. The gross margin decline was minimized by several actions taken over the past 15 months to reduce manufacturing costs, including scheduled periodic shutdowns of manufacturing operations worldwide, reductions in workforce in many of our manufacturing locations, the outsourcing of production for many of the products which have experienced the most significant decline in revenue and efforts to reduce all discretionary spending. As a result of these actions and the increase in sales volume during the second quarter, gross margin increased 150 basis points in the second quarter of 2002 compared to the first quarter of fiscal 2002.

     Research and development (R&D) expenses were $103 million and $208 million for the three and six months ended May 4, 2002, respectively, compared to $125 million and $247 million for the corresponding periods of fiscal 2001. As a result of the decline in revenue from the second quarter of fiscal 2001 to the second quarter of fiscal 2002, R&D spending as a percentage of sales increased to 24.9% in the second quarter of fiscal 2002 from 20.8% in the second quarter of fiscal 2001. At any point in time we have hundreds of R&D projects underway, and we do not believe that any one of these projects is material to our business. We expect to continue the development of innovative technologies and processes for new products targeted for broadband and wireless communications applications, imaging, audio and high-performance power and thermal management products for computer and consumer product applications. We believe that a continued commitment to research and development is essential in order to maintain product leadership with our existing products and to provide innovative new product offerings, and therefore we expect to continue to make significant R&D investments in the future.

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

     Amortization of intangibles was $14 million and $28 million in the three and six months ended May 4, 2002, respectively, compared to $14 million and $24 million in the three and six months ended May 5, 2001. The year over year increase in goodwill amortization was attributable to the amortization of goodwill associated with the acquisitions of Thomas Neuroth AG, Signal Processing Associates Pty. Ltd., Integrated Micro Instruments, Inc., ChipLogic, Inc. and Staccato Systems, Inc. completed in the first quarter of fiscal 2001.

     During the second quarter of fiscal 2002, we recorded special charges of approximately $27.3 million. The special charges were comprised of $25.7 million related to the announced transfer of products from our three older four-inch wafer fabrication facilities to our six- and eight-inch wafer fabrication facilities, $3.0 primarily related to the impairment of an investment and a reduction of $1.5 million related to an adjustment of previously recorded equipment cancellation fees. The $25.7 million special charge included severance and fringe benefit costs of $15.3 million for 509 manufacturing employees in the U.S. and Ireland. We anticipate the workforce reductions to result in annual savings of approximately $24 million. The special charge also included $2.3 million related to the write-down of equipment to be abandoned and $8.1 million related to lease termination and cleanup costs. In addition, the remaining service lives of the three older four-inch wafer fabrication facilities have been shortened. As a result, we anticipate that depreciation expense will be increased by approximately $7 million per quarter over the next two quarters as compared to historical levels. We expect to substantially complete these actions by the second quarter of fiscal 2003. Once fully complete, we anticipate the annual savings from the above action should be approximately $60 million.

     During fiscal 2001, we recorded special charges of approximately $47 million related to cost reduction actions taken in response to the current economic climate. The actions consisted of workforce reductions in manufacturing and, to a lesser extent, in selling, marketing and administrative areas as well as a decision to consolidate worldwide manufacturing operations and rationalize production planning and quality activities. The cost reductions included severance and fringe benefit costs of $29.6 million for approximately 1,200 employees in the U.S., Europe, Asia and the Philippines of which approximately 930 of these employees have been terminated as of May 4, 2002. The special charge also included $11.6 million related to the abandonment of equipment resulting from the consolidation of worldwide manufacturing operations and $5.8 million of other charges primarily related to equipment and lease cancellation fees. The Company expects to complete these actions within the next six months.

     Selling, marketing, general & administrative (SMG&A) expenses for the second quarter of fiscal 2002 were $62 million, a decrease of $16 million from the $78 million reported for the second quarter of fiscal 2001. SMG&A expenses for the six months ended May 4, 2002 were $121 million, compared to $163 million for the six months ended May 5, 2001. In the second quarter of fiscal 2002, SMG&A expenses as a percentage of sales increased to 15% from 13% for the same period in the prior year primarily as a result of reduced sales levels.

     R&D and SMG&A expenses in the second quarter of fiscal 2002 were 18% lower than the second quarter of fiscal 2001 as a result of several actions taken to reduce certain of our engineering and administrative expenses, including eliminating bonuses, reducing compensation for our higher paid employees and continued tight control over discretionary expenses.

     Operating income for the second quarter of fiscal 2002 was $14 million, a decrease of 89% from the $126 million reported for the second quarter of fiscal 2001. Operating income for the first six months of fiscal 2002 was $41 million, a decrease of 88% from the $352 million reported for the comparable period of fiscal 2001. In the second quarter of fiscal 2002, operating income as a percentage of sales decreased to 3% from 21% for the same period in the prior year as a result of reduced sales levels and a $27 non-recurring charge primarily related to the transfer of production from older four-inch wafer fabrication facilities to our modern six- and eight-inch wafer fabrication facilities.

     Interest expense was $10 million and $23 million for the three and six months ended May 4, 2002, respectively, and $16 million and $33 million for same prior year periods. The decrease in interest expense is the result of an interest rate swap agreement we entered into in January 2002 that has the effect of swapping the 4.75% fixed rate of the convertible subordinated notes into a LIBOR-based floating rate (currently 3.09%).

     Interest income was $15 million and $36 million for the three and six months ended May 4, 2002, respectively, and $36 million and $77 million for same prior year periods. The decrease in interest income was attributable to less income earned on our invested cash balances due to the decline in interest rates over the past year.

     Other income was $48 thousand and $1.1 million for the three and six months ended May 4, 2002, respectively, and $1.1 million and $29.3 million for same prior year periods. The decrease in other income was due to a gain in the first quarter of fiscal 2001 on the sale of our remaining investment in WaferTech, LLC to Taiwan Semiconductor Manufacturing Company. We recorded a pretax realized gain on the sale of this investment of approximately $28 million, which is included in other nonoperating income.

     There was no ineffectiveness recognized in earnings as a result of our hedging programs in the six months ended May 4, 2002 or the same period in the prior fiscal year. We use derivative financial instruments to hedge certain risk exposures including sales and purchase transactions denominated in foreign currencies and the fair value of our long-term debt. These derivatives qualify for hedge accounting as discussed in detail in Note 4 to our condensed consolidated financial statements. While not entirely within the Company’s control, we anticipate that our derivatives will continue to meet the conditions for hedge accounting. If hedges cease to remain highly effective or if we come to believe that forecasted transactions may not occur, the changes in the fair value of the derivatives currently used as hedges would be reflected in earnings on a quarterly basis and the changes in fair value could be significant. We do not believe we are exposed to more than a nominal amount of credit risk in our interest rate and foreign currency hedges as the counterparties are established, well-capitalized financial institutions. Our exposures are in liquid currencies (Euros, British pounds, and Japanese yen), so we believe there is minimal risk that appropriate derivatives to maintain our hedging program would not be available in the future.

     Our effective income tax rate for the second quarter of fiscal 2002 was 28% compared to 30% for the same quarter in the prior year. The effective income tax rate was 28% for the first six months of fiscal 2002 compared to 31% for the same period in fiscal 2001. The decrease in the effective tax rate was due principally to a shift in the mix of worldwide profits.

     Net income for the second quarter of fiscal 2002 was $14 million, or 3% of sales, and diluted earnings per share was $0.04 compared to net income of $102 million, or 17% of sales, and diluted earnings per share of $0.27 for the same quarter in fiscal 2001. Net income for the first six months of fiscal 2002 was $39 million, or 5% of sales, and diluted earnings per share was $0.10 compared to net income of $293 million, or 21% of sales, and diluted earnings per share of $0.77 for the same period in fiscal 2001. The decrease in net income was primarily due to reduced revenue levels.

Outlook

     Our net sales for the second quarter of fiscal 2002 increased 5% from the first quarter of fiscal 2002 as a result of stronger bookings throughout the second quarter. Based upon an expectation of continued improvement in our business, our plan for our third fiscal quarter anticipates approximately an 8% sequential revenue increase, with sequential growth in both our analog and DSP businesses. If that revenue level is achieved, assuming no unusual items other than the $7.0 million of additional depreciation due to the impact of shortening the service lives of certain facilities discussed above, we would expect our third quarter of 2002 diluted earnings per share to increase to $0.10. We expect our diluted earnings per share excluding amortization of goodwill, acquisition-related expenses and additional depreciation to be $0.15.

Liquidity and Capital Resources

     At May 4, 2002, cash, cash equivalents and short-term investments totaled $2,909 million, an increase of $116 million from the fourth quarter of fiscal 2001 and an increase of $399 million from the second quarter of fiscal 2001. The increase in cash, cash equivalents and short-term investments was primarily due to increased operating cash flows, partially offset by capital expenditures.

     Accounts receivable totaled $222 million at the end of the second quarter of fiscal 2002, an increase of $4 million from the fourth quarter of fiscal 2001. Days sales outstanding increased from 46 days at November 3, 2001 to 48 days at May 4, 2002. Days sales outstanding improved from 52 days at May 5, 2001 to 48 days at May 4, 2002.

     Inventories of $253 million at May 4, 2002 were $6 million higher than the inventory levels at November 3, 2001 and $66 million lower than at the end of the second quarter of fiscal 2001. The decrease in inventory from the second quarter of fiscal 2001 was primarily due to lower production levels in response to reduced demand for our products as well as an increase in inventory reserves and a sharp curtailment of spending on wafers supplied by external foundries. The sequential inventory increase was attributable to increased production levels in response to the improved business outlook during the second quarter of fiscal 2002. At May 4, 2002, days cost of sales in inventory increased to 118 days from 111 days at November 3, 2001 and decreased from 119 days at May 5, 2001. We employ a variety of consistent methodologies to determine the amount of inventory reserves necessary. Inventory reserves are determined via reference to the age of inventory, lower of cost or market calculations and calculations based on projected future demand for our inventory over the next twelve months. While projected future demand takes into account current bookings trends as well as backlog on hand, an element of judgment is required to arrive at total projected demand for the next twelve months. Although we believe that we have used our best efforts and information to estimate future demand, due to the uncertain economic times and the difficulty inherent in predicting future results, it is possible that actual demand for our products will differ from our estimates. If actual demand for products is less than our estimates, additional reserves for existing inventories may need to be reflected in future periods.

     During the first quarter of fiscal 2001, we completed the sale of our remaining investment in WaferTech, LLC to Taiwan Semiconductor Manufacturing Company for approximately $61 million in cash. We recorded a pretax realized gain on the sale of this investment of approximately $28 million.

     Net additions to property, plant and equipment of $27 million for the first six months of fiscal 2002 were funded by a combination of cash on hand and cash generated from operations. Capital spending in the first six months of fiscal 2002 was down substantially from the $235 million spent in the first six months of fiscal 2001. Because of the slowdown in our served markets, we have substantially reduced our capital spending. We currently plan to make capital expenditures of approximately $70 million during fiscal 2002, of which approximately $27 million had been made as of May 4, 2002. Depreciation expense is expected to be $185 million in fiscal 2002, including approximately $14 million of additional depreciation as discussed in “Results of Operations”.

     During the first quarter of fiscal 2001, we completed several acquisitions. We acquired five companies for approximately $36 million in cash and approximately 1 million shares of our common stock valued at $60 million. During the first six months of fiscal 2002, we recorded approximately $5 million of expense due to performance-based contingent consideration related to these acquisitions.

     At May 4, 2002, our principal sources of liquidity were $2,909 million of cash, cash equivalents and short-term investments.

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

     During the first six months of fiscal 2002, 67% of our revenues were derived from customers in international markets. We have manufacturing facilities outside the United States in Ireland, the United Kingdom, the Philippines and Taiwan. In addition to being exposed to the ongoing economic cycles in the semiconductor industry, we are also subject to the economic and political risks inherent in international operations and their impact on the U.S. economy in general, including the risks associated with ongoing uncertainties and political and economic instability in many countries around the world as well as the economic disruption from acts of terrorism, particularly in the aftermath of the terrorist attacks of September 11, 2001 and the response to them of the United States and its allies. These risks include air transportation disruptions, expropriation, currency controls and changes in currency exchange rates, tax and tariff rates and freight rates, and social and political unrest. Although we engage in hedging transactions to reduce our exposure to currency exchange rate fluctuations, there can be no assurance that our competitive position will not be adversely affected by changes in the exchange rate of the U.S. dollar against other currencies.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     In January 2002, we entered into an interest rate swap agreement with respect to our $1.2 billion Convertible Subordinated Notes to convert our 4.75% fixed rate to a variable rate, based on the 6-month London Interbank Offered Rate (LIBOR). If LIBOR increases or decreases by 100 basis points, our interest expense would increase or decrease by $3 million quarterly. An interest rate increase or decrease would affect the fair value of the interest rate swap and the fair value of the debt obligation. For each basis point change in the swap curve, the fair value would change by approximately $300,000. The fair value of the swap and therefore the related debt obligation would also be affected by the price and volatility of our common stock.

PART II — OTHER INFORMATION
ANALOG DEVICES, INC.

Item 2.   Changes in Securities and Use of Proceeds

     On February 5, 2002, we issued and delivered an aggregate of 27,136 shares of our common stock to three individuals in partial fulfillment of our obligations to the three former stockholders of White Mountain DSP, Inc., which we acquired on February 5, 1999. We issued and delivered these shares in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

Item 4.   Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of Stockholders held on March 12, 2002, the stockholders of the Company elected Messrs. John L. Doyle and Ray Stata to serve as Class III Directors for a term of three years by the following votes:

Nominee	Votes For	Votes Withheld	Broker Non Votes

John L. Doyle	310,174,660	7,158,581	0
Ray Stata	308,944,280	8,388,961	0

     Each of the following directors who were not up for reelection at the Annual Meeting of Stockholders will continue to serve as directors: Messrs. Jerald G. Fishman, F. Grant Saviers, Joel Moses, Lester C. Thurow and Charles O. Holliday, Jr.

     Stockholders also ratified the selection by the Board of Directors of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending November 2, 2002, by a vote of 333,321,355 in favor, 2,732,653 opposed and 1,279,233 abstaining.

Item 6.   Exhibits and reports on Form 8-K

     (a)  Exhibits

            None

     (b)  Report on Form 8-K

            None

     Items 1, 3, and 5 of PART II are not applicable and have been omitted.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Analog Devices, Inc. —————————————————————— (Registrant)

Date: June 7, 2002	By: /s/ Jerald G. Fishman —————————————————————— Jerald G. Fishman President and Chief Executive Officer (Principal Executive Officer)

Date: June 7, 2002	By: /s/ Joseph E. McDonough —————————————————————— Joseph E. McDonough Vice President-Finance and Chief Financial Officer (Principal Financial and Accounting Officer)