Form 10-Q
period 2002-08-03
ANALOG DEVICES INC
filed 2002-09-13
CIK 6281

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ✓   NO

     The number of shares outstanding of each of the issuer’s classes of Common Stock as of August 31, 2002 was 365,697,886 shares of Common Stock.

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ANALOG DEVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (Unaudited)
(thousands except per share amounts)

	Three Months Ended

	August 3, 2002	August 4, 2001

Net sales	$445,448	$479,886

Cost of sales	208,182	226,008

Gross margin	237,266	253,878

Operating expenses:
Research and development	107,040	112,101
Selling, marketing, general and administrative	67,138	66,583
Amortization of intangibles	14,327	14,006
Special charges	12,839	26,157

	201,344	218,847

Operating income	35,922	35,031

Nonoperating (income) expenses:
Interest expense	10,847	15,716
Interest income	(14,566)	(30,158)
Other, net	(21)	(212)

	(3,740)	(14,654)

Income before income taxes	39,662	49,685

Provision for income taxes	8,249	10,382

Net income	$31,413	$39,303

Shares used to compute earnings per share – basic	365,065	359,535

Shares used to compute earnings per share – diluted	380,770	381,903

Earnings per share – basic	$0.09	$0.11

Earnings per share – diluted	$0.08	$0.10

See accompanying notes.

ANALOG DEVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (Unaudited)
(thousands except per share amounts)

	Nine Months Ended

	August 3, 2002	August 4, 2001

Net sales	$1,251,790	$1,853,602

Cost of sales	589,896	804,663

Gross margin	661,894	1,048,939

Operating expenses:
Research and development	314,570	358,632
Selling, marketing, general and administrative	187,850	229,699
Amortization of intangibles	42,666	38,308
Purchased in-process research and development	—	9,500
Special charges	40,089	26,157

	585,175	662,296

Operating income	76,719	386,643

Nonoperating (income) expenses:
Interest expense	34,172	48,830
Interest income	(50,283)	(107,223)
Other, net	(1,160)	(29,501)

	(17,271)	(87,894)

Income before income taxes	93,990	474,537

Provision for income taxes	23,461	142,361

Net income	$70,529	$332,176

Shares used to compute earnings per share – basic	364,253	358,448

Shares used to compute earnings per share – diluted	382,565	382,024

Earnings per share – basic	$0.19	$0.93

Earnings per share – diluted	$0.18	$0.87

See accompanying notes.

ANALOG DEVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
 (Unaudited)
(thousands)

	August 3, 2002	November 3, 2001	August 4, 2001

Assets
Cash and cash equivalents	$1,186,015	$1,364,949	$1,550,254
Short-term investments	1,767,840	1,428,278	1,121,256
Accounts receivable, net	223,308	218,151	270,403
Inventories:
Raw materials	15,279	18,221	21,619
Work in process	200,934	159,463	179,357
Finished goods	67,831	69,168	77,501

	284,044	246,852	278,477
Deferred tax assets	155,000	139,418	105,000
Prepaid expenses and other current assets	37,492	37,271	33,257

Total current assets	3,653,699	3,434,919	3,358,647

Property, plant and equipment, at cost:
Land and buildings	294,074	294,598	288,956
Machinery and equipment	1,384,694	1,447,639	1,449,090
Office equipment	95,357	92,792	96,903
Leasehold improvements	130,280	130,528	131,671

	1,904,405	1,965,557	1,966,620
Less accumulated depreciation and amortization	1,090,071	1,057,615	1,024,049

Net property, plant and equipment	814,334	907,942	942,571

Investments	274,333	246,505	233,223
Intangible assets, net	188,848	229,330	242,177
Other assets	92,492	66,167	52,336

Total other assets	555,673	542,002	527,736

	$5,023,706	$4,884,863	$4,828,954

See accompanying notes.

ANALOG DEVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
 (Unaudited)
(thousands, except share amounts)

	August 3, 2002	November 3, 2001	August 4, 2001

Liabilities and Stockholders’ Equity
Short-term borrowings and current portion of obligations under capital leases	$4,355	$6,432	$6,999
Accounts payable	113,602	79,784	102,683
Deferred income on shipments to distributors	112,433	142,011	151,591
Income taxes payable	113,816	121,844	167,374
Accrued liabilities	156,474	177,877	186,313

Total current liabilities	500,680	527,948	614,960

Long-term debt and obligations under capital leases	1,231,954	1,206,038	1,207,494
Deferred income taxes	40,000	51,345	55,076
Other non-current liabilities	290,372	256,506	243,787

Total non-current liabilities	1,562,326	1,513,889	1,506,357

Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $1.00 par value, 471,934 shares authorized, none outstanding	—	—	—
Common stock, $0.16 2/3 par value, 600,000,000 shares authorized, 366,564,819 shares issued (363,353,954 in November 2001 and 361,406,617 in August 2001)	61,095	60,560	60,236
Capital in excess of par value	753,833	713,427	600,105
Retained earnings	2,144,849	2,074,320	2,050,119
Accumulated other comprehensive income	3,775	(204)	2,177

	2,963,552	2,848,103	2,712,637
Less 72,778 shares in treasury, at cost (103,630 in November 2001 and 99,577 in August 2001)	2,852	5,077	5,000

Total stockholders’ equity	2,960,700	2,843,026	2,707,637

	$5,023,706	$4,884,863	$4,828,954

See accompanying notes.

ANALOG DEVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)
(thousands)

	Nine Months Ended

	August 3, 2002	August 4, 2001

Cash flows from operating activities:
Net income	$70,529	$332,176
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	132,593	116,669
Amortization of intangibles	42,666	38,308
Gain on sale of investment	—	(28,084)
Non-cash portion of special charge	12,892	12,364
Write-off of purchased research and development	—	9,500
Deferred income taxes	(27,005)	7,413
Other non-cash expense	9,248	4,949
Changes in operating assets and liabilities	(59,658)	203,992

Total adjustments	110,736	365,111

Net cash provided by operating activities	181,265	697,287

Cash flows from investing activities:
Purchase of short-term available-for-sale investments	(2,742,102)	(2,203,987)
Maturities of short-term available-for-sale investments	2,402,540	1,581,575
Payments for acquisitions, net of cash acquired	(5,245)	(37,480)
Proceeds from sale of investment	—	60,936
Additions to property, plant and equipment, net	(41,482)	(278,637)
Decrease (increase) in other assets	277	(1,379)

Net cash used for investing activities	(386,012)	(878,972)

Cash flows from financing activities:
Proceeds from employee stock plans	31,503	27,656
Repurchase of common stock	—	(21,831)
Payments on capital lease obligations	(6,310)	(8,755)
Net decrease in variable rate borrowings	(437)	(5,442)

Net cash provided by (used for) financing activities	24,756	(8,372)

Effect of exchange rate changes on cash	1,057	3,890

Net decrease in cash and cash equivalents	(178,934)	(186,167)
Cash and cash equivalents at beginning of period	1,364,949	1,736,421

Cash and cash equivalents at end of period	$1,186,015	$1,550,254

See accompanying notes.

ANALOG DEVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED AUGUST 3, 2002
 (all tabular amounts in thousands except per share amounts)

Note 1 – Basis of Presentation

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

Note 2 – Comprehensive Income

Total comprehensive income, i.e., net income plus available-for-sale securities valuation adjustments, net gain or loss on derivative instruments designated as cash flow hedges and currency translation adjustments to stockholders’ equity, for the third quarter of fiscal 2002 and fiscal 2001 was $33 million and $37 million, respectively. For the first nine months of fiscal 2002 and fiscal 2001, total comprehensive income was $75 million and $332 million, respectively.

Note 3 – Derivative Instruments and Hedging Agreements

Derivative financial instruments are accounted for in accordance with Statement of Financial Accounting Standards No. 133, (FAS 133), “Accounting for Derivative Instruments and Hedging Activities”. The Company recognizes all derivative financial instruments in the consolidated financial statements at fair value regardless of the purpose for or intent of holding the instrument. Changes in the fair value of the derivative financial instruments are either recognized periodically in earnings or in stockholders’ equity as a component of other comprehensive income (OCI) depending on whether the derivative financial instrument qualifies for hedge accounting. Changes in fair values of derivatives not qualifying for hedge accounting are reported in earnings.

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

Foreign Exchange Exposure Management — The Company has significant international sales and purchase transactions in foreign currencies and has a policy of hedging forecasted and actual foreign currency risk with forward foreign exchange contracts. The Company’s forward foreign exchange contracts are denominated in Japanese yen, British pounds and the Euro and are for periods consistent with the terms of the underlying transactions, generally one year or less. Derivative instruments are employed to eliminate or minimize certain foreign currency exposures that can be identified and quantified. In accordance with FAS 133, hedges related to anticipated transactions are designated and documented at the inception of the respective hedge as cash flow hedges and evaluated for effectiveness monthly. As the terms of the forward contract and the underlying transaction are matched at inception, forward contract effectiveness is calculated by comparing the fair value of the contract to the change in the forward value of the anticipated transaction, with the effective portion of the gain or loss on the derivative instrument reported as a component of OCI in stockholders’ equity and reclassified into earnings in the same period during which the hedged transaction affects earnings. Any residual change in fair value of the instruments, or ineffectiveness, is recognized immediately in other expense. No ineffectiveness was recognized in the first nine months of fiscal 2002 or the first nine months of fiscal 2001.

Additionally, the Company enters into foreign currency forward contracts to hedge the gains and losses generated by the remeasurement of certain recorded assets and liabilities in a non-functional currency. Changes in the fair value of these undesignated hedges are recognized in other expense immediately as an offset to the changes in the fair value of the asset or liability being hedged.

Interest Rate Exposure Management – In January 2002, the Company entered into an interest rate swap with an aggregate notional amount of $1,200 million. The swap is a derivative instrument as defined by FAS 133 and has been designated as a fair value hedge. The swap hedges the interest component of the fair value of the Company’s $1,200 million convertible subordinated notes due to changes in the LIBOR interest rate and has the effect of swapping the 4.75% fixed rate of the convertible subordinated notes into a LIBOR-based floating rate (currently 3.09%). The interest rate swap, as well as the convertible subordinated notes, matures on October 1, 2005. The interest rate swap is designed to provide for the termination of the swap when the convertible debt either is converted or redeemed. A derivative asset and a corresponding increase to long-term debt of approximately $30.6 million were recorded for the fair market value of the swap at August 3, 2002. The interest rate swap was determined to be highly effective and a minor amount of ineffectiveness was recorded in earnings during the nine months ended August 3, 2002.

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

The following table summarizes activity in other comprehensive income related to derivatives classified as cash flow hedges held by the Company during the period of November 3, 2001 through August 3, 2002:

Accumulated (gain) loss included in other comprehensive income as of November 3, 2001	$(176)
Changes in fair value of derivatives – (gain) loss	(2,838)
Less: Reclassifications into earnings from other comprehensive income	(514)

Accumulated (gain) loss included in other comprehensive income as of August 3, 2002	$(3,528)

The amount of accumulated gain that will be reclassified into earnings over the next twelve months is $3.5 million.

Note 4 – Special Charges

A summary of the Company’s special charges is as follows:

		Fiscal 2002

	Fiscal 2001	2nd Quarter	3rd Quarter
	Special Charges	Special Charges	Special Charges

CHARGES:
Workforce reductions	$29,636	$15,284	$3,676
Abandonment of equipment	11,573	2,327	700
Equipment/lease cancellation/cleanup fees	3,298	8,076	—
Investment impairment	2,500	2,125	3,779
Other		903	1,258
Change in estimate		(1,465)	—
Goodwill impairment		—	3,426

Total Special Charges	47,007	27,250	12,839

DISPOSITIONS:
Severance payments	(6,178)
Non-cash impairment charge	(14,073)

Balance at November 3, 2001	26,756

Severance payments	(8,711)

Balance at February 2, 2002	18,045

Severance payments	(3,952)
Cash payments		(988)
Change in estimate	(1,465)	1,465
Non-cash impairment charge		(4,127)

Balance at May 4, 2002	12,628	23,600

Severance payments	(3,557)	(276)
Non-cash impairment charge	—	—	(7,445)

Balance at August 3, 2002	$9,071	$23,324	$5,394

During fiscal 2001, the Company recorded special charges of approximately $47 million related to cost reduction actions taken in response to the then current economic climate. The actions consisted of workforce reductions in manufacturing and, to a lesser extent, in selling, marketing and administrative areas as well as a decision to consolidate worldwide manufacturing operations and rationalize production planning and quality activities. The cost reductions included severance and fringe benefit costs of $29.6 million for approximately 1,200 employees in the U.S., Europe, Asia and the Philippines of which approximately 1,000 of these employees have been terminated as of August 3, 2002. The remaining 200 employees are expected to be terminated by the first quarter of fiscal 2003. As of August 3, 2002, approximately $22.4 million of the $29.6 million aggregate severance cost obligations for the fiscal 2001 worldwide cost reduction actions had been paid. The special charge also included $11.6 million related to the abandonment of equipment resulting from the consolidation of worldwide manufacturing operations and $5.8 million of other charges primarily related to equipment and lease cancellation fees. Based on the results of negotiations with vendors regarding purchase order cancellation fees, the amount paid was approximately $1.5 million less than the amount recorded and accordingly, the Company adjusted the provision for purchase order cancellation fees by $1.5 million to reflect this change in estimate.

During the second quarter of fiscal 2002, the Company recorded special charges of approximately $27.2 million (comprised of $28.7 million of second quarter charges offset by $1.5 million related to a change in estimate on the fiscal 2001 special charge discussed above.) The second quarter charge included $25.7 million related to the planned transfer of production from our three older four-inch wafer fabrication facilities to our three six-inch and one eight-inch wafer fabrication facilities and $3.0 million primarily related to the impairment of an investment. Included in the $25.7 million component of the special charge are severance and fringe benefit costs of $15.3 million for 509 manufacturing employees in the U.S. and Ireland, of which 27 of these employees have been terminated as of August 3, 2002, $2.3 million related to the write-down of equipment to be abandoned and $8.1 million related to lease termination and cleanup costs. The Company expects to complete a majority of these actions by the second quarter of fiscal 2003.

During the third quarter of fiscal 2002, the Company recorded special charges of approximately $12.8 million. The charges included severance and fringe benefit costs of $3.7 million related to cost reduction actions taken in several product groups and, to a lesser extent, in manufacturing, $3.8 million related to the impairment of an investment, $3.4 million impairment of goodwill and $1.9 million primarily related to the abandonment of equipment and lease cancellation fees. The severance and fringe benefits costs were for approximately 70 engineering employees in the U.S., Europe and Canada, and approximately 30 manufacturing employees in the U.S. All of the manufacturing employees had been terminated as of August 3, 2002. The Company expects to substantially complete the above actions by the first quarter of fiscal 2003.

In addition, the remaining service lives of two of the three older four-inch wafer fabrication facilities have been shortened. As a result, depreciation expense included in cost of sales was higher by approximately $3.2 million in the current quarter as compared to historical levels. The fourth quarter will be the final quarter of additional depreciation and will also include approximately $3.2 million more depreciation expense in cost of sales as compared to historical levels.

Note 5 – Earnings Per Share

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

	Three Months Ended

	August 3, 2002	August 4, 2001

Basic:
Net income	$31,413	$39,303

Weighted shares outstanding	365,065	359,535

Earnings per share	$0.09	$0.11

Diluted:
Net income	$31,413	$39,303

Weighted shares outstanding	365,065	359,535
Assumed exercise of common stock equivalents	15,705	22,368

Weighted average common and common equivalent shares	380,770	381,903

Earnings per share	$0.08	$0.10

Anti-dilutive shares related to:
Outstanding stock options	30,679,770	1,717,415
Convertible debt	9,246,720	9,246,720

	Nine Months Ended

	August 3, 2002	August 4, 2001

Basic:
Net income	$70,529	$332,176

Weighted shares outstanding	364,253	358,448

Earnings per share	$0.19	$0.93

Diluted:
Net income	$70,529	$332,176

Weighted shares outstanding	364,253	358,448
Assumed exercise of common stock equivalents	18,312	23,576

Weighted average common and common equivalent shares	382,565	382,024

Earnings per share	$0.18	$0.87

Anti-dilutive shares related to:
Outstanding stock options	19,745,163	5,281,147
Convertible debt	9,246,720	9,246,720

Note 6 – Investments

On December 27, 2000, the Company sold its investment in WaferTech, LLC to Taiwan Semiconductor Manufacturing Company. The Company received approximately $61 million in cash and realized a pretax gain of approximately $28 million. The realized gain is included in other nonoperating income.

Note 7 – Acquisitions

During the first quarter of fiscal 2001, the Company completed several acquisitions. The Company acquired five companies for approximately $36 million in cash and approximately 1 million shares of the Company’s common stock valued at $60 million. During the first nine months of fiscal 2002, the Company recorded approximately $5 million of expense and approximately $5 million as additional goodwill due to performance-based contingent consideration related to these acquisitions.

Note 8 – Segment Information

The Company operates in two segments: the design, manufacture and marketing of a broad range of integrated circuits, which comprises approximately 98% of the Company’s revenue, and the design, manufacture and marketing of a range of assembled products, which accounts for the remaining 2% of the Company’s revenue. Effectively, the Company operates in one reportable segment.

Note 9 – New Accounting Standards

Business Combinations & Goodwill and Other Intangible Assets

In June 2001 the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, (FAS 141), “Business Combinations” and No. 142, (FAS 142), “Goodwill and Other Intangible Assets.” FAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. Under FAS 142, which is effective for fiscal years beginning after December 15, 2001, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their estimated useful lives. The Company must adopt these new pronouncements no later than November 2002. Application of the non-amortization provisions of FAS 142 is expected to result in an increase in annual net income of approximately $54 million, beginning in fiscal 2003. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003 and, other than the effect of the non-amortization provisions of FAS 142, has not yet determined what effect, if any, the adoption of FAS 142 will have on its financial position or results of operations.

Asset Retirement Obligations

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, (FAS 143), “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It also applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The Company is required to adopt FAS 143 in the first quarter of fiscal 2003 and does not believe that the adoption of FAS 143 will have a material effect on its financial position or results of operations.

Impairment or Disposal of Long-Lived Assets

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, (FAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses the financial accounting and reporting for the impairment of long-lived assets. This statement supersedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and the accounting and reporting provisions for the disposal of a segment of a business of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The Company is required to adopt FAS 144 in the first quarter of fiscal 2003 and does not believe that the adoption of FAS 144 will have a material effect on its financial position or results of operations.

Classification of Debt Extinguishment

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, (FAS 145), “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Under FAS 145, gains and losses on extinguishments of debt are to be classified as income or loss from continuing operations rather than extraordinary items. The Company is required to adopt FAS 145 in the first quarter of fiscal 2003 and does not expect the adoption of this statement to have a material impact on its financial condition or results of operations.

Costs Associated with Exit or Disposal Activities

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, (FAS 146), “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. FAS 146 may effect the timing of recognizing future exit or disposal costs, if any, as well as the amounts recognized.

Note 10 – Subsequent Event

On August 15, 2002, the Company’s Board of Directors approved the repurchase of up to 15 million shares of its common stock. The Company may repurchase shares from time to time on the open market or in privately negotiated transactions. Company management will determine the timing and amount of shares to be repurchased.

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

The following discussion and analysis, including the section entitled “Outlook”, contains forward-looking statements. Such statements are subject to certain risks and uncertainties, including those discussed below or in our Annual Report on Form 10-K for the fiscal year ended November 3, 2001, which could cause actual results to differ materially from our expectations. Readers are cautioned not to place undue reliance on any forward-looking statements, as they reflect management’s current analysis. We undertake no obligation to release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Results of Operations

Net sales for the third quarter of fiscal 2002 were $445 million, a decrease of 7% from the $480 million reported for the third quarter of fiscal 2001. Net sales for the first nine months of fiscal 2002 were $1,252 million, a decrease of 32% from the $1,854 million reported for the comparable period of fiscal 2001. Our analog IC product sales decreased by 12% from the same quarter in fiscal 2001 due to a severe decline in the semiconductor industry, and decreased 32% over the same nine-month period in fiscal 2001. Sales of DSP IC products for the third quarter of fiscal 2002 increased by 19% compared to the same quarter in fiscal 2001, and decreased 33% for the nine months of fiscal 2002 over the same prior year period. The quarter over quarter increase in net sales was due to an increase in sales to the communications market. The decrease in net sales was attributable to declining demand in several markets that we serve, particularly the communications market, as well as an overall decline in the semiconductor industry and the economy generally.

Sales declined in all geographic regions in the third quarter and the first nine months of fiscal 2002 as compared to the same periods of fiscal 2001, with the exception of Southeast Asia where an increase in sales was recorded. International sales in the third quarter of fiscal 2002 represented 73% of total sales compared to 65% in the third quarter of fiscal 2001.

Gross margin was 53.3% for the third quarter of fiscal 2002, an increase of 40 basis points from the 52.9% gross margin achieved in the third quarter of fiscal 2001. Gross margin was 52.9% for the first nine months of fiscal 2002, a decrease of 370 basis points from the 56.6% gross margin achieved in the first nine months of fiscal 2001. For the quarter ended August 3, 2002, the increase in gross margin was due to several actions taken over the past 18 months to reduce manufacturing costs, including reductions in workforce in many of our manufacturing locations and efforts to reduce all discretionary spending. Gross margin has remained flat in the third quarter of fiscal 2002 compared to the second quarter of fiscal 2002 due to a combination of increased revenue levels offset by $3 million of additional depreciation.

Research and development (R&D) expenses were $107 million and $315 million for the three and nine months ended August 3, 2002, respectively, compared to $112 million and $359 million for the corresponding periods of fiscal 2001. As a percentage of sales, R&D spending remained relatively flat during the third quarter of fiscal 2002 at 24.0%, compared to 23.4% in the third quarter of fiscal 2001. At any point in time we have hundreds of R&D projects underway, and we do not believe that any one of these projects is material to our business. We expect to continue the development of innovative technologies for new products targeted for broadband and wireless communications applications, imaging, audio and high-performance power and thermal management products for computer and consumer product applications. We believe that a continued commitment to research and development is essential in order to maintain product leadership with our existing products and to provide innovative new product offerings, and therefore we expect to continue to make significant R&D investments in the future.

Selling, marketing, general & administrative (SMG&A) expenses for the third quarter of fiscal 2002 and fiscal 2001 remained flat at $67 million. SMG&A expenses for the nine months ended August 3, 2002 were $188 million, compared to $230 million for the nine months ended August 4, 2001. In the third quarter of fiscal 2002, SMG&A expenses as a percentage of sales increased to 15% from 14% for the same period in the prior year as a result of reduced sales levels.

R&D and SMG&A expenses in the third quarter of fiscal 2002 were 3% lower than the third quarter of fiscal 2001 as a result of several actions taken to reduce certain of our engineering and administrative expenses and continued tight control over discretionary expenses.

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

Amortization of intangibles was $14 million and $43 million in the three and nine months ended August 3, 2002, respectively, compared to $14 million and $38 million in the three and nine months ended August 4, 2001, respectively. The year over year increase in goodwill amortization was attributable to the amortization of goodwill associated with the acquisitions of Thomas Neuroth AG, Signal Processing Associates Pty. Ltd., Integrated Micro Instruments, Inc., ChipLogic, Inc. and Staccato Systems, Inc. completed in the first quarter of fiscal 2001.

During the third quarter of fiscal 2002, we recorded special charges of $12.8 million. The charges were comprised of severance and fringe benefit costs of $3.7 million related to cost reduction actions taken in several product groups and, to a lesser extent, in manufacturing, $3.8 million related to the impairment of an investment, $3.4 million related to the impairment of goodwill, and $1.9 million primarily related to the write-down of equipment to be abandoned and lease cancellation fees. The severance and fringe benefits costs were for approximately 70 engineering employees in the U.S., Europe and Canada, and approximately 30 manufacturing employees in the U.S. All of the manufacturing employees had been terminated as of August 3, 2002. We expect to substantially complete these actions by the first quarter of fiscal 2003. Once fully complete, we anticipate the annual savings from the above actions should be approximately $10 million.

During the second quarter of fiscal 2002, we recorded special charges of approximately $27.2 million. The special charges were comprised of $25.7 million related to the announced transfer of products from our three older four-inch wafer fabrication facilities to our three six-inch and one eight-inch wafer fabrication facilities, $3.0 million primarily related to the impairment of an investment and a reduction of $1.5 million related to an adjustment of previously recorded equipment cancellation fees. The $25.7 million special charge included severance and fringe benefit costs of $15.3 million for 509 manufacturing employees in the U.S. and Ireland of which 27 of these employees have been terminated as of August 3, 2002 resulting in related severance payments of $0.3 million. We anticipate the workforce reductions to result in annual savings of approximately $24 million. The special charge also included $2.3 million related to the write-down of equipment to be abandoned and $8.1 million related to lease termination and cleanup costs. Once fully complete, we anticipate the annual savings from the above actions should be approximately $60 million.

During fiscal 2001, we recorded special charges of approximately $47 million related to cost reduction actions taken in response to the then current economic climate. The actions consisted of workforce reductions in manufacturing and, to a lesser extent, in selling, marketing and administrative areas as well as a decision to consolidate worldwide manufacturing operations and rationalize production planning and quality activities. The cost reductions included severance and fringe benefit costs of $29.6 million for approximately 1,200 employees in the U.S., Europe, Asia and the Philippines of which approximately 1,000 of these employees have been terminated as of August 3, 2002. The remaining 200 employees are expected to be terminated by the first quarter of fiscal 2003. Approximately $22.4 million of the $29.6 million aggregate severance cost obligations for the fiscal 2001 worldwide cost reduction actions had been paid as of August 3, 2002. The special charge also included $11.6 million related to the abandonment of equipment resulting from the consolidation of worldwide manufacturing operations and $5.8 million of other charges primarily related to cancellation fees for equipment and leases.

In addition, the remaining service lives of two of the three older four-inch wafer fabrication facilities have been shortened. As a result, depreciation expense included in cost of sales was higher by approximately $3 million in the current quarter as compared to historical levels. The next quarter will be the last quarter of the additional depreciation and will also be higher by $3 million as compared to historical levels.

Operating income for the third quarter of fiscal 2002 was $36 million, an increase of 3% from the $35 million reported for the third quarter of fiscal 2001. Operating income for the first nine months of fiscal 2002 was $77 million, a decrease of 80% from the $387 million reported for the comparable period of fiscal 2001.

Interest expense was $11 million and $34 million for the three and nine months ended August 3, 2002, respectively, and $16 million and $49 million for the same prior year periods. The decrease in interest expense is the result of an interest rate swap agreement we entered into in January 2002 that has the effect of swapping the 4.75% fixed rate of the convertible subordinated notes into a LIBOR-based floating rate (currently 3.09%).

Interest income was $15 million and $50 million for the three and nine months ended August 3, 2002, respectively, and $30 million and $107 million for the same prior year periods. The decrease in interest income was attributable to less income earned on our invested cash balances due to the decline in interest rates over the past year.

Other income was $21 thousand and $1.2 million for the three and nine months ended August 3, 2002, respectively, and $0.2 million and $29.5 million for same prior year periods. The decrease in other income was due to a $28 million gain in the first quarter of fiscal 2001 on the sale of our remaining investment in WaferTech, LLC to Taiwan Semiconductor Manufacturing Company, which is included in other nonoperating income.

There was a minor amount of ineffectiveness recognized in earnings as a result of our hedging programs in the three and nine months ended August 3, 2002 and no ineffectiveness recognized in the same periods in the prior fiscal year. We use derivative financial instruments to hedge certain risk exposures including sales and purchase transactions denominated in foreign currencies and the fair value of our long-term debt. These derivatives qualify for hedge accounting as discussed in detail in Note 3 to our condensed consolidated financial statements. While not entirely within our control, we anticipate that our derivatives will continue to meet the conditions for hedge accounting. If hedges cease to remain highly effective or if we come to believe that forecasted transactions may not occur, the changes in the fair value of the derivatives currently used as hedges would be reflected in earnings on a quarterly basis and the changes in fair value could be significant. We do not believe we are exposed to more than a nominal amount of credit risk in our interest rate and foreign currency hedges as the counterparties are established, well-capitalized financial institutions. Our exposures are in liquid currencies (Euros, British pounds, and Japanese yen), so we believe there is minimal risk that appropriate derivatives to maintain our hedging program would not be available in the future.

Our effective income tax rate remained flat at 21% for the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001. The effective income tax rate was 25% for the first nine months of fiscal 2002 as compared to 30% for the first nine months of fiscal 2001. The decrease in the effective tax rate was due principally to a shift in the mix of worldwide profits.

Net income for the third quarter of fiscal 2002 was $31 million, or 7% of sales, and diluted earnings per share was $0.08 compared to net income of $39 million, or 8% of sales, and diluted earnings per share of $0.10 for the same quarter in fiscal 2001. Net income for the first nine months of fiscal 2002 was $71 million, or 6% of sales, and diluted earnings per share was $0.18 compared to net income of $332 million, or 18% of sales, and diluted earnings per share of $0.87 for the same period in fiscal 2001. The decrease in net income was primarily due to reduced sales levels.

Outlook

Our net sales for the third quarter of fiscal 2002 increased 8% from the second quarter of fiscal 2002 as a result of stronger bookings throughout the third quarter. Based upon our expectation of continued improvement in our business and the semiconductor industry generally, our plan for our fourth fiscal quarter anticipates approximately a 1-3% sequential revenue increase. If that revenue level is achieved, assuming no unusual items other than the $3 million of additional depreciation due to the impact of shortening the service lives of certain facilities discussed above, we would expect our fourth quarter of 2002 diluted earnings per share to be $0.12, an increase from $0.08 in the third quarter of fiscal 2002 and $0.06 in the fourth quarter of fiscal 2001. We expect our diluted earnings per share excluding amortization of goodwill, acquisition-related expenses and additional depreciation to be $0.16, an increase from $0.15 in the third quarter of fiscal 2002 and $0.14 in the fourth quarter of fiscal 2001.

Liquidity and Capital Resources

At August 3, 2002 cash, cash equivalents and short-term investments totaled $2,954 million, an increase of $161 million from the fourth quarter of fiscal 2001 and an increase of $282 million from the third quarter of fiscal 2001. The increase in cash, cash equivalents and short-term investments was primarily due to operating cash flows, partially offset by capital expenditures.

Accounts receivable totaled $223 million at the end of the third quarter of fiscal 2002, an increase of $5 million from the fourth quarter of fiscal 2001. Days sales outstanding remained flat at 46 days as compared to November 3, 2001 and improved from 51 days at August 4, 2001.

Inventories of $284 million at August 3, 2002 were $37 million higher than the inventory levels at November 3, 2001 and $6 million higher than at the end of the third quarter of fiscal 2001. The inventory increase was attributable to increased production levels in response to the improved business outlook during the third quarter of fiscal 2002 and additional die bank inventory related to the transition of products from our four-inch wafer fabrication facilities to our six- and eight- inch wafer fabrication facilities. We are planning an additional four-inch die bank increase in the fourth quarter of fiscal 2002. At August 3, 2002, days cost of sales in inventory increased to 126 days from 111 days at November 3, 2001 and at August 4, 2001. We employ a variety of consistent methodologies to determine the amount of inventory reserves necessary. Inventory reserves are determined via reference to the age of inventory, lower of cost or market calculations and calculations based on projected future demand for our inventory over the next twelve months. While projected future demand takes into account current bookings trends as well as backlog on hand, an element of judgment is required to arrive at total projected demand for the next twelve months. Although we believe that we have used our best efforts and information to estimate future demand, due to the uncertain economic times and the difficulty inherent in predicting future results, it is possible that actual demand for our products will differ from our estimates. If actual demand for products is less than our estimates, additional reserves for existing inventories may need to be reflected in future periods.

During the first quarter of fiscal 2001, we completed the sale of our remaining investment in WaferTech, LLC to Taiwan Semiconductor Manufacturing Company for approximately $61 million in cash. We recorded a pretax realized gain on the sale of this investment of approximately $28 million.

Net additions to property, plant and equipment of $41 million for the first nine months of fiscal 2002 were funded by a combination of cash on hand and cash generated from operations. Capital spending in the first nine months of fiscal 2002 was down substantially from the $279 million spent in the first nine months of fiscal 2001. Because of the slowdown in our served markets, we have substantially reduced our capital spending. We currently plan to make capital expenditures of approximately $60 million during fiscal 2002, of which approximately $41 million had been made as of August 3, 2002. Depreciation expense is expected to be $177 million in fiscal 2002, including approximately $6 million of additional depreciation as discussed in “Results of Operations”.

During the first quarter of fiscal 2001, we completed several acquisitions. We acquired five companies for approximately $36 million in cash and approximately 1 million shares of our common stock valued at $60.2 million. During the first nine months of fiscal 2002, we recorded approximately $5 million of stock-based compensation expense and approximately $5 million of additional goodwill due to performance-based contingent consideration related to these acquisitions.

On August 15, 2002, our Board of Directors approved the repurchase of up to 15 million shares of our common stock. We may repurchase shares from time to time on the open market or in privately negotiated transactions. Our management will determine the timing and amount of shares to be repurchased.

At August 3, 2002, our principal sources of liquidity were $2,954 million of cash, cash equivalents and short-term investments.

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

Our future operating results are difficult to predict and may be materially affected by a number of factors, including the timing of new product announcements or introductions by us or our competitors, competitive pricing pressures, fluctuations in manufacturing yields, availability of adequate wafers and manufacturing capacity, the risk that our backlog could decline significantly, our ability to hire, retain and motivate adequate numbers of engineers and other qualified employees to meet the demands of our largest customers, changes in product mix, and the effect of adverse changes in economic conditions in the United States and international markets. In addition, the semiconductor market has historically been cyclical and subject to significant economic downturns at various times, including the recent decline in demand experienced since fiscal 2001. Our business is subject to rapid technological changes and there can be no assurance, depending on the mix of future business, that products stocked in inventory will not be rendered obsolete before we ship them. As a result of these and other factors, there can be no assurance that we will not experience material fluctuations in future operating results on a quarterly or annual basis.

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

The cyclical nature of the semiconductor industry has resulted in sustained or short-term periods when demand for our products has increased or decreased rapidly. We and the semiconductor industry experienced a period of rapid decreases in demand in fiscal 2001. As a result we have overcapacity due to the expansion of our production facilities and increased access to third-party foundries. However, we cannot be sure that we will not encounter unanticipated production problems at either our own facilities or at third-party foundries, or that our capacity will be sufficient to satisfy demand for our products. We believe that other semiconductor manufacturers have expanded their production capacity over the past several years. This expansion by us and our competitors and the continuation of the decline in demand for semiconductor products that began in early fiscal 2001, has led to overcapacity in our target markets, which has resulted in a year over year decline in our revenue rate and could lead to price erosion that would adversely affect our operating results.

We rely on third-party subcontractors and manufacturers for some industry-standard wafers and assembly/test services and therefore cannot control their availability or conditions of supply.

We rely, and plan to continue to rely, on assembly and test subcontractors and on third-party wafer fabricators to supply most of our wafers that can be manufactured using CMOS and mixed-signal processes. This reliance involves several risks, including reduced control over delivery schedules, manufacturing yields and costs.

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

Our manufacturing processes utilize a lot of technology and may be interrupted.

We have both generic and proprietary manufacturing processes that utilize a substantial amount of technology. While we have significant expertise in semiconductor manufacturing, it is possible that some processes could become unstable. This instability could result in manufacturing delays and product shortages. Additionally, we transitioning products from our older four-inch wafer fabrication facilities to our three six-inch and one eight-inch wafer fabrication facilities. There is a risk that the transfer may not proceed according to our plan, which could adversely affect our operating results.

We rely on manufacturing capacity located in geologically unstable areas, which could affect the availability of supplies and services.

We, and many companies in the semiconductor industry, rely on internal manufacturing capacity located in California and Taiwan as well as wafer fabrication foundries in Taiwan and other sub-contractors in geologically unstable locations around the world. This reliance involves risks associated with the impact of earthquakes on us and the semiconductor industry, including temporary loss of capacity, availability and cost of key raw materials and equipment, and availability of key services including transport. In addition, California has experienced intermittent interruption in the availability of electricity. To date, the impact on us has been negligible. However, electricity is a critical resource for us, without which our products could not be manufactured at factories exposed to continued lengthy power interruptions.

We are exposed to economic, political and other risks through our significant worldwide operations.

During the first nine months of fiscal 2002, 69% of our revenues were derived from customers in international markets. We have manufacturing facilities outside the United States in Ireland, the United Kingdom, the Philippines and Taiwan. In addition to being exposed to the ongoing economic cycles in the semiconductor industry, we are also subject to the economic and political risks inherent in international operations and their impact on the U.S. economy in general, including the risks associated with ongoing uncertainties and political and economic instability in many countries around the world as well as the economic disruption from acts of terrorism, particularly in the aftermath of the terrorist attacks of September 11, 2001 and the response to them of the United States and its allies. These risks include air transportation disruptions, expropriation, currency controls and changes in currency exchange rates, tax and tariff rates and freight rates, and social and political unrest. Although we engage in hedging transactions to reduce our exposure to currency exchange rate fluctuations, there can be no assurance that our competitive position will not be adversely affected by changes in the exchange rate of the U.S. dollar against other currencies.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

In January 2002, we entered into an interest rate swap agreement with respect to our $1.2 billion Convertible Subordinated Notes to convert our 4.75% fixed rate to a variable rate, based on the 6-month London Interbank Offered Rate (LIBOR). If LIBOR increases or decreases by 100 basis points, our interest expense would increase or decrease by $3 million quarterly. An interest rate increase or decrease would affect the fair value of the interest rate swap and the fair value of the debt obligation. For each basis point change in the swap curve, the fair value would change by approximately $300,000. The fair value of the swap, and therefore the related debt obligation, would also be affected by the price and volatility of our common stock.

ITEM 4. Controls and Procedures

Not applicable

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

Analog Devices, Inc.

(Registrant)

Date: September 13, 2002	By: /s/ Jerald G. Fishman

Jerald G. Fishman President and Chief Executive Officer (Principal Executive Officer)

Date: September 13, 2002	By: /s/ Joseph E. McDonough

Joseph E. McDonough Vice President-Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Jerald G. Fishman, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Analog Devices, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 13, 2002	By: /s/ Jerald G. Fishman

Jerald G. Fishman President and Chief Executive Officer (principal executive officer)

I, Joseph E. McDonough, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Analog Devices, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 13, 2002	By: /s/ Joseph E. McDonough

Joseph E. McDonough Vice President-Finance and Chief Financial Officer (principal financial officer)