Form 10-K
period 2002-11-02
ANALOG DEVICES INC
filed 2003-01-29
CIK 6281

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 2, 2002
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

None

Title of Each Class

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ✓     NO

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     YES ✓     NO

      The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $12,588,076,971 based on the last reported sale of the Common Stock on the New York Stock Exchange Composite Tape reporting system on May 3, 2002.

      As of December 31, 2002 there were 363,754,360 shares of Common Stock, $0.16 2/3 par value per share, outstanding.

Documents Incorporated by Reference

Document Description	Form 10-K Part

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held March 11, 2003	III

PART I

ITEM 1.     BUSINESS

Company Overview

      We are a leader in the design, manufacture and marketing of high-performance analog, mixed-signal and digital signal processing integrated circuits. Since our inception in 1965, we have focused on solving the engineering challenges associated with signal processing in electronic equipment. Our products play a fundamental role in converting real-world phenomena such as temperature, motion, pressure, light and sound into electrical signals to be used in a wide array of electronic equipment ranging from industrial process control, factory automation systems equipment, smart munitions, base stations, central office equipment, wireless telephones, computers, cars, CAT scanners, digital cameras and DVD players.

      Signal processing is the cornerstone of high-speed communications, digital entertainment, and other consumer, computer and industrial applications. As new generations of digital applications evolve, they generate new needs for high-performance analog and digital signal processing, or DSP, technology. Signal processing is where the analog and digital worlds meet to provide the advantages of digital technology to the real world.

      We produce a wide range of products that are designed to meet the technology needs of a broad base of customers. Markets for our products include communications, computers and computer peripherals, consumer electronics and industrial instrumentation.

      During fiscal 2002, approximately 40% of our revenue came from the industrial market, which includes factory automation, medical equipment, scientific instrumentation, automatic test equipment and aerospace and defense systems.

      Revenues from the communications market represented approximately one-third of our fiscal 2002 revenues. Communications applications include wireless handsets and base stations, as well as products used for high-speed access to the Internet, including broadband modems and central office networking equipment.

      We also serve the personal computer market with products that monitor and manage power usage, process signals used in flat panel displays and multimedia projectors and enable CD-quality audio. In fiscal 2002, the computer market accounted for approximately 15% of our revenue.

      The demand for our products in high-performance consumer electronics has been increasing and reached approximately 10% of our revenue during fiscal 2002. Applications in this market include digital cameras and camcorders, DVD players, digital televisions and surround sound audio systems.

      We sell our products worldwide through a direct sales force, third-party distributors and independent sales representatives. We have direct sales offices in 18 countries, including the United States.

      We are headquartered near Boston, in Norwood, Massachusetts, and have manufacturing facilities in Massachusetts, California, North Carolina, Ireland, the United Kingdom, the Philippines and Taiwan. We were founded in 1965 and are incorporated in Massachusetts. As of November 2, 2002, we employed approximately 8,600 people worldwide. Our common stock is listed on the New York Stock Exchange under the symbol ADI and is included in the Standard & Poor’s 500 Index.

      We maintain a website with the address www.analog.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission. In addition, we intend to disclose on our website any amendments to, or waivers from, our code of business conduct and ethics that are required to be publicly disclosed pursuant to rules of the Securities and Exchange Commission.

Industry Background

      All electronic signals fall into one of two categories, analog or digital. Analog, also known as linear, signals represent real-world phenomena, such as temperature, pressure, sound, speed and acceleration. This information can be detected and measured using analog sensors, which represent real-world phenomena by generating continuously-varying voltages and currents. The signals from these sensors are initially processed using analog methods, such as amplification, filtering and shaping. They are then usually converted to digital form for storage or further manipulation. The further manipulation of the signals after conversion to digital form is called “digital signal processing.” Digital signals represent the “ones” and “zeros” of binary arithmetic and are either on or off. Digital signals are frequently converted back to analog form for functions such as video display, audio output or control. These manipulations and transformations from analog to digital and back to analog are known as “real-world signal processing” within the signal chain.

      Significant advances in semiconductor technology in recent years have substantially increased the performance and functionality of ICs used in signal processing applications. These advances include the ability to combine analog and digital signal processing capability on a single chip, thereby making possible more highly-integrated solutions. The widespread application of low-cost microprocessor-based systems and of digital communication technologies has increased the need for signal conditioning interfaces between the analog and digital world. At the same time, the convergence of computing and communications has resulted in end products that incorporate state-of-the-art signal processing capability onto as few chips as possible. Our products are designed to be used within electronic equipment to achieve higher performance, including greater speed, improved accuracy, more efficient signal processing and minimized power consumption.

Principal Products

      We design, manufacture and market a broad line of high-performance ICs that incorporate analog, mixed-signal and digital signal processing technologies. Our ICs are designed to address a wide range of real-world signal processing applications. Across the entire range of our signal processing ICs are both general purpose products as well as custom products designed for specific applications and customers. By using readily available, high-performance, general-purpose products in their systems, our customers can reduce the time they need to bring new products to market. Given the high cost of developing customized ICs, our standard products often provide the most cost-effective solution for many low to medium volume applications. In many emerging markets, including communications, computer and consumer products, we focus on working with leading customers to design application-specific solutions. We begin with our existing core technologies in analog, DSP and mixed-signal, and devise a solution to more closely meet the needs of a specific customer or group of customers. Because we have already developed the core technology for our general-purpose products, we can create application-specific solutions quickly.

      We produce and market several thousand products. Our highest revenue product accounted for approximately 2% of our revenue for fiscal 2002. Approximately 80% of our products are proprietary and equivalent products are not available. Only a limited number of other companies may provide products with similar function.

Analog Products

      Our analog IC technology has been the foundation of our business for more than 30 years, and we believe we are one of the world’s largest suppliers of analog ICs. Our analog ICs are primarily high-performance, single-function devices. The majority of our analog IC product revenue is attributable to sales of data converters and amplifiers. The data converters and amplifiers product categories accounted for 55% of our fiscal 2002 revenues. Other analog IC products include analog signal processing devices such as analog multipliers, voltage references and comparators. Over the past few years we have been expanding our analog IC product offerings along the entire analog signal chain and into product areas such as radio frequency integrated circuits, or RF ICs, and power and thermal monitoring ICs. We are also expanding our analog IC product line to better meet the needs of customers designing portable battery-operated equipment.

      Our analog IC products tend to be proprietary to us in their design and general purpose in their application. This allows customers to incorporate our products into a wide variety of electronic equipment and systems. Our product portfolio includes several thousand analog ICs, any one of which can have as many as several hundred customers. Our analog ICs typically have long product life cycles. Our analog IC customers include both original equipment manufacturers, or OEMs, and customers who build electronic subsystems for integration into larger systems. Most of our analog ICs have been purchased by OEMs to serve the industrial, instrumentation, defense/ aerospace and automotive markets, but during the past few years they have been increasingly used for applications in communications, computers and other consumer applications requiring high-performance real-world signal processing. The principal requirements these applications have in common include higher accuracy, lower cost per function, smaller size, lower weight and fewer components for improved reliability.

      Our analog technology base also includes products using an advanced IC technology known in the industry as surface micromachining, which is used to produce semiconductor products known as micro-electromechanical systems, or MEMS. This technology enables extremely small mechanical structures to be built on the surface of a chip along with supporting circuitry. In addition to incorporating an electro-mechanical structure, these devices also have analog circuitry for conditioning signals obtained from the sensing element. Our MEMS products are known as accelerometers and are used to monitor acceleration in a wide variety of applications. The majority of our current revenue from micromachined products is derived from accelerometers used by automotive manufacturers in airbag applications. Recently, we have combined our MEMS technology with silicon-on-insulator, or SOI, technology we obtained through the acquisition of BCO Technologies plc in fiscal 2000. SOI technology creates multiple layers of silicon as a single substrate. Our next generation of inertial sensors for the airbag market will incorporate both SOI and MEMS technology. SOI MEMS is a process where one layer is used for the MEMS device and the other layer is used for the circuitry. Emerging applications include global positioning satellite automobile navigation systems, earthquake detectors and high-end computer joysticks. We have recently introduced a MEMS gyroscope that could have applications in automobiles, industrial robotics and various navigation applications.

DSP Products

      DSPs are processors or microcomputers that are optimized for high-speed numeric processing, which is essential for real-time processing of digital data representing analog signals. Our DSP products are designed to be fully programmable and to efficiently execute specialized software programs, or algorithms, associated with processing digitized real-time, real-world data. Programmable DSPs provide the flexibility to modify the device’s function quickly and inexpensively in software. We offer both general-purpose and application-specific DSP products. General-purpose DSP IC customers typically write their own algorithms using software tools that we provide and software tools they obtain from third-party suppliers. Our application-specific DSP products typically include analog and DSP technology and the DSPs are preprogrammed to execute software for applications such as wireless telecommunications or image processing. Our DSPs are designed in families of products that share a common architecture and therefore can execute the same software. We support these products with specialized applications and easy-to-use, low-cost development tools, which reduce product development costs and time-to-market.

Mixed-Signal Products

      Our products also include multi-function mixed-signal devices and chipsets that incorporate combinations of analog and DSP technology. The growing technological demands associated with the use of audio and video in computers and consumer products as well as the networking of communications systems has created new opportunities for these mixed-signal products. Examples of these products include chipsets for communication applications such as global system for mobile cellular phones, cable modems, and broadband modems. Other examples include audio input/output devices for computer applications and electric motor control devices for industrial instrumentation.

Markets and Applications

      The following describes some of the characteristics of, and products supplied to, our major markets:

      Industrial — Our industrial market includes the following areas:

      Industrial Process Automation — Our industrial process automation market includes data acquisition systems, automatic process control systems, robotics, environmental control systems and automatic test equipment. These products generally require ICs that offer performance greater than that available from commodity-level ICs, but generally do not have production volumes that warrant custom or application-specific ICs. Combinations of analog and mixed-signal ICs are usually employed to achieve the necessary functionality. Automatic test equipment applications have created opportunities for the design of system-level ICs that require a high level of electronic circuitry.

      Instrumentation — Our instrumentation market includes engineering, medical and scientific instruments. These products are usually designed using the highest performance analog and mixed-signal ICs available.

      Military/ Aerospace — The military, commercial avionics and space markets all require high-performance ICs that meet rigorous environmental and reliability specifications. Many of our analog ICs can be supplied in versions that meet appropriate military standards. In addition, many products can be supplied to meet the standards required for broadcast satellites and other commercial space applications. Most of our products sold in this market are specifically-tested versions of products derived from our standard product offering.

      Automotive — Although the automotive market has historically been served with low-cost, low-performance ICs, demand has emerged for higher performance devices for a wide range of applications. In response, we are developing products specifically for the automotive market. We supply a micromachined IC used as a crash sensor in airbag systems, which serves as an alternative to an electromechanical sensor. We believe that other micromachined devices derived from this product may be suitable for other automotive applications, such as roll-over sensing, global positioning satellite, or GPS, automotive navigation systems, anti-lock brakes and “smart” suspension systems and non-automotive applications including earthquake detectors and high-end computer joysticks.

      Communications — The development of broadband, wireless and Internet infrastructures around the world has created an important market for our communications products. Communications technology involves the acquisition of analog signals that are converted from analog to digital and digital to analog form as they are processed and transmitted. Our expertise in combining analog and digital functionality on a single chip or chip set has enabled us to develop products that address the technological challenges of this complex and rapidly expanding market space. The need for higher speed and reduced power consumption, coupled with more reliable, bandwidth-efficient communications, has been creating demand for our products, which are used in systems that include digital, analog and mixed-signal processing capability. Our products are used in the full spectrum of signal processing for audio, data, image or video communication. In broadband and wireless communication applications, our products are incorporated into data and digital subscriber line, or DSL, modems, cellular telephones, base station equipment and remote access servers.

      Computers and Computer Peripherals — Increased interface between users and PCs through monitors, printers, scanners and audio devices and the increasing need for power and thermal management capability in PCs have provided opportunities in the computer market. Our ability to integrate analog, DSP and mixed-signal functionality on ICs has enabled us to supply many high-performance critical components required by PC manufacturers. The computer industry seeks to develop and market ever smaller and lighter personal computers. This need increases demand for high- performance ICs to monitor power usage to enable manufacturers to use smaller batteries and extend battery life between charges. We currently supply a variety of ICs used in this market for functions such as graphic displays, interfaces between PCs and peripherals such as modems and printers, power and battery management, and enhanced audio input and output capability for business and entertainment applications.

      Consumer Electronics — Increased market demand from digital entertainment systems for acquisition, display and digital processing of signals has allowed us to combine analog and digital design capability to provide solutions that are designed to meet the rigorous cost, size and reliability constraints of the consumer electronics market. The emergence of high-performance, feature-rich consumer products, such as home theater systems, video projectors, DVD players and digital camcorders and cameras, has led to the need for high-performance, system-level ICs with a high level of specific functionality.

Research and Development

      Our markets are characterized by rapid technological changes and advances. Accordingly, we make substantial investments in the design and development of new products and processes, and for improving existing products and processes. We spent approximately $424 million during fiscal 2002 on the design, development and improvement of new and existing products and processes, compared to approximately $465 million during fiscal 2001 and approximately $390 million during fiscal 2000.

      Our R&D strategy focuses on building technical leadership in core technologies for signal conditioning, conversion and processing. In support of our research and development activities, we employ thousands of engineers involved in product and process development at over 30 design centers and manufacturing sites located throughout the world.

Patents and Other Intellectual Property Rights

      As of November 2, 2002, we held 704 United States patents and had 446 patent applications pending with the United States Patent and Trademark Office with expiration dates ranging from 2002 through 2022. We believe that while our patents may provide some advantage, our competitive position is largely determined by such factors as the system and application knowledge, ability and experience of our personnel, the range and number of new products being developed by us, our market brand recognition and ongoing marketing efforts, customer service and technical support. It is generally our policy to seek patent protection for significant inventions that may be patented, though we may elect, in certain cases, not to seek patent protection even for significant inventions, if other protection, such as maintaining the invention as a trade secret, is considered more advantageous. We also have trademarks that are used in the conduct of our business. These trademarks are valuable assets. In addition, we have registered certain of our mask sets under the Semiconductor Chip Protection Act of 1984.

      There can be no assurance that any patent will issue on pending applications or that any patent issued will provide substantive protection for the technology or product covered by it. There also can be no assurance that others will not develop or patent similar technology or reverse engineer our products or that our confidentiality agreements with employees, consultants, silicon foundries and other suppliers and vendors will be adequate to protect our interests. Moreover, the laws of countries in which we design, manufacture and market our products may afford little or no effective protection of our proprietary technology.

      The semiconductor industry is characterized by frequent claims and litigation involving patent and other intellectual property rights, including claims arising under our contractual indemnification of our customers. We have received from time to time, and may receive in the future, claims from third parties asserting that our products or processes infringe their patents or other intellectual property rights. In the event a third party makes a valid intellectual property claim against us and a license is not available to us on commercially reasonable terms, or at all, we could be forced either to redesign or to stop production of products incorporating that intellectual property, and our operating results could be materially and adversely affected. Litigation may be necessary to enforce our patents or other of our intellectual property rights or to defend us against claims of infringement, and this litigation could be costly and divert the attention of our key personnel. See Note 11 in the Notes to our Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for information concerning pending litigation that involves us. An adverse outcome in this or other litigation could have a material adverse effect on our consolidated financial position or on our consolidated results of operations or cash flows in the period in which the litigation is resolved.

Sales Channels

      We sell our products in North America and internationally through a direct sales force, third-party distributors and independent sales representatives. Approximately 30% of our fiscal 2002 net sales were to customers in North America. As of December 1, 2002, we had 13 sales offices in the United States, and our third-party distribution channel consisted of six national and regional third-party distributors and several independent sales representatives in numerous locations throughout the United States and Canada.

      Approximately 21% of our fiscal 2002 net sales were to customers in Europe, 17% to customers in Japan, and 32% to customers in other international markets. As of December 1, 2002, we had direct sales offices in Austria, Canada, China, Denmark, France, Germany, Hong Kong, India, Israel, Italy, Japan, Korea, the Netherlands, Singapore, Sweden, Taiwan and the United Kingdom. We also had sales representatives and/or distributors in approximately 45 countries outside North America, including countries where we also have direct sales offices. For further detail regarding financial information about geographic areas, see Note 4 in the Notes to our Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

      A significant portion of our fiscal 2002 revenue was derived from sales made through distributors. Revenue is deferred on sales made through distributors until the distributors resell the products to the end users. These distributors typically maintain an inventory of our products. Some of them also sell products competitive with our products, including those for which we are an alternate source. Sales to certain distributors are made under agreements that provide protection to the distributors for their inventory of our products against price reductions and products that are slow-moving or that we have discontinued, including limited product return privileges.

      Our worldwide technical direct field sales efforts are supported by an extensive promotional program that includes editorial coverage and paid advertising in trade publications, direct mail programs, promotional brochures, technical seminars and participation in trade shows. We publish and distribute full-length databooks, short-form catalogs, applications guides, technical handbooks and detailed data sheets for individual products. We also provide product and application information and sell products via our worldwide website on the Internet. We maintain a staff of field application engineers who aid customers in incorporating our products into their products during their product development cycles.

      We have thousands of customers worldwide. Our largest single customer represented approximately 3% of net sales for fiscal 2002, and our 20 largest customers accounted for approximately 27% of our net sales in fiscal 2002.

      See Note 4 “Industry and Geographic Segment Information” of the Notes to our Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

Foreign Operations

      Through subsidiaries and affiliates, we conduct business in numerous countries outside the United States. Our international business is subject to risks customarily encountered in foreign operations, including fluctuations in foreign currency exchange rates and controls, import and export controls, and other laws, policies and regulations of foreign governments.

      During fiscal 2002, approximately 70% of our revenues were derived from customers in international markets. We have manufacturing facilities outside the United States in Ireland, the United Kingdom, the Philippines and Taiwan. In addition to being exposed to the ongoing economic cycles in the semiconductor industry, we are also subject to the economic and political risks inherent in international operations and their impact on the United States economy in general, including the risks associated with ongoing uncertainties and political and economic instability in many countries around the world as well as the economic disruption from acts of terrorism, particularly in the aftermath of the terrorist attacks of September 11, 2001 and the response to them by the United States and its allies. These risks include air transportation disruptions, expropriation, currency controls and changes in currency exchange rates, tax and tariff rates and freight rates, and social and political unrest. Although we engage in hedging transactions to reduce our exposure to currency exchange rate fluctuations, there can be no assurance that our competitive position will not be adversely affected by changes in the exchange rate of the United States dollar against other currencies.

Production and Raw Materials

      Monolithic integrated circuit components are manufactured in a sequence of semiconductor production steps that include wafer fabrication, wafer testing, cutting the wafer into individual “chips,” or dice, assembly of the dice into packages and electrical testing of the devices in final packaged form. The raw materials used to manufacture these devices include silicon wafers, processing chemicals (including liquefied gases), precious metals, ceramic packages and plastic used for packaging.

      We develop and employ a wide variety of proprietary processes that are specifically tailored for use in fabricating high-performance linear, mixed-signal and micromachined ICs. We also use industry-standard bipolar and CMOS wafer fabrication processes.

      Our IC products are fabricated both at our production facilities and by third-party wafer fabricators. Most of our analog products are manufactured in our own wafer fabrication facilities using proprietary processes. Our DSP products, and a portion of our analog products, are manufactured at third-party foundries using sub-micron digital CMOS processes. We operate wafer fabrication facilities in Wilmington and Cambridge, Massachusetts; Santa Clara and Sunnyvale, California; Belfast, Northern Ireland and Limerick, Ireland. We also operate assembly and test facilities located in the Philippines and Taiwan and use third-party subcontractors.

      Some of our assembled products are assembled and tested within our U.S. manufacturing facilities, while others are assembled and tested at our facilities outside the United States or by subcontractors, principally in the Far East.

      To respond to production capacity requirements, we significantly expanded our analog manufacturing capacity over the past several years. Much of the capacity expansion was completed by the end of fiscal 2001 when we incurred $297 million of capital spending. In the two years prior to fiscal 2002, major wafer fabrication expansions were completed in Wilmington, Massachusetts, Sunnyvale, California, and Limerick, Ireland. In fiscal 2001, we completed construction of an additional assembly and test facility in Cavite, Philippines and have transferred substantially all of our test operations to that location. In the second quarter of fiscal 2002, we announced that we would transition products from our three older four-inch wafer fabrication facilities to our three six-inch and one eight-inch wafer fabrication facilities. The transition of products from and closure of our four-inch wafer fabrication facilities is expected to be completed by mid-fiscal 2003. Capital spending in fiscal 2002 was $57 million, down substantially from the $297 million incurred in fiscal 2001 because of the slowdown in our served markets. We currently plan to make capital expenditures of approximately $80 million in fiscal 2003, and capital expenditures are expected to remain low, as we believe we currently have ample installed capacity to significantly increase internal production levels.

      Our products require a wide variety of components, most of which we purchase from third-party suppliers. We have multiple sources for the majority of the components and materials we purchase and incorporate into our products. However, in some cases, we purchase these components from sole-source suppliers, such as with components we purchase from external foundries. If these sole-source suppliers are unable or unwilling to manufacture and deliver sufficient quantities of components to us, on the time schedule and of the quality that we require, we may be forced to seek to engage additional or replacement suppliers, which could result in additional expenses and delays in product development or shipment of product to our customers. Although we have experienced shortages of components from time to time, these items have generally been available to us as needed.

Backlog

      Backlog at the end of fiscal 2002 was approximately $262 million, up from approximately $210 million at the end of fiscal 2001. We define backlog as of a particular date as firm orders with a customer requested delivery date within thirteen weeks. Backlog is impacted by the tendency of customers to rely on shorter lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog and, in some instances, we may not have manufacturing capacity sufficient to fulfill all orders. As is customary in the semiconductor industry, we allow orders to be canceled or deliveries delayed by customers without penalty. Accordingly, we believe that our backlog at any time should not be used as an indication of our future revenues.

Government Contracts

      We estimate that approximately 5% of our fiscal 2002 total worldwide revenue was attributable to sales to the U.S. government and government contractors and subcontractors. Our government contract business is predominantly in the form of negotiated, firm fixed-price subcontracts. All such contracts and subcontracts contain standard provisions relating to termination at the election of the United States government.

Competition

      We compete with a number of semiconductor companies in markets that are highly competitive. We believe we are one of the largest suppliers of high-performance mixed-signal and linear signal processing components. Competitors for our analog, mixed-signal and DSP products include Cirrus Logic Inc., Linear Technology Corporation, Maxim Integrated Products, Inc., National Semiconductor Corporation, Phillips Semiconductor, ST Microelectronics and Texas Instruments, Inc. Sales of our micromachined products are currently comprised of acceleration sensors, and our main competitors in that market are Bosch, Motorola and Denso, all of whom use a multichip solution. We use a single chip solution that we believe provides cost, reliability and functional advantages in the marketplace.

      We believe that competitive performance in the marketplace for real-world signal processing components depends upon several factors, including technical innovation, product quality and reliability, range of products, product price, customer service and technical support. We believe our technical innovation emphasizing product performance and reliability, supported by our commitment to strong customer service and technical support, enables us to compete in our chosen markets against both foreign and domestic semiconductor manufacturers.

      Many other companies offer products that compete with our products. Some also offer other electronic products, and some have greater financial, manufacturing, technical and marketing resources than we have. Additionally, some formerly-independent competitors have been purchased by larger companies. Our competitors also include emerging companies selling specialized products to markets we serve. There can be no assurances that we will be able to compete successfully in the future against existing or new competitors, or that our operating results will not be adversely affected by increased price competition.

Environment

      Our manufacturing facilities are subject to numerous environmental laws and regulations, particularly with respect to industrial waste and emissions. Compliance with these laws and regulations has not had a material impact on our capital expenditures, earnings or competitive position.

      We are committed to protecting the environment and the health and safety of our employees, customers, and the public. We endeavor to adhere to the most stringent standards across all of our facilities, to encourage pollution prevention, and to strive towards continual improvement. We strive to exceed compliance with regulatory standards in order to achieve a standard of excellence in environmental, health and safety management practices, as an integral part of our total quality management system.

Employees

      As of November 2, 2002, we employed approximately 8,600 persons. Our future success depends in large part on the continued service of our key technical and senior management personnel, and on our ability to continue to attract, retain and motivate qualified employees, particularly those highly skilled design, process and test engineers involved in the manufacture of existing products and the development of new products and processes. The competition for such personnel is intense, and the loss of key employees could have a material adverse effect on us. We believe that relations with our employees are good.

ITEM 2.     PROPERTIES

      Our corporate headquarters is located in Norwood, Massachusetts. Manufacturing and other operations are conducted in several locations worldwide. The following tables provide certain information about our principal general offices and manufacturing facilities:

Plant Locations
Owned:	Use	Floor Space

Wilmington, MA	Wafer fabrication, testing, engineering and administrative offices	265,200 sq. ft.

Wilmington, MA	Engineering, marketing and administrative offices	108,000 sq. ft.

Wilmington, MA	Engineering, marketing and administrative offices	65,500 sq. ft.

Wilmington, MA	Engineering, marketing and administrative offices	150,000 sq. ft.

Westwood, MA	Engineering and administrative offices	100,500 sq. ft.

Limerick, Ireland	Wafer fabrication, wafer probe and testing, engineering and administrative offices	375,000 sq. ft.

Greensboro, NC	Components and board assembly and testing, engineering and administrative offices	98,700 sq. ft.

Cavite, Philippines	Components assembly and testing, engineering and administrative offices	400,000 sq. ft.

Manila, Philippines	Components assembly and testing, engineering and administrative offices	74,000 sq. ft.

Principal
Properties			Lease
Leased:	Use	Floor Space	Expiration	Renewals

			(fiscal year)
Norwood, MA	Corporate headquarters, engineering, components testing, sales and marketing offices	135,000 sq. ft.	2007	3, five-yr. periods

Cambridge, MA	Wafer fabrication, components testing and assembly engineering, marketing and administrative offices	117,000 sq. ft.	2006	1, five-yr. period

Santa Clara, CA	Wafer fabrication, components assembly and testing, engineering and administrative offices	72,800 sq. ft.	2007	2, five-yr. periods

Santa Clara, CA	Engineering and administrative offices	43,500 sq. ft.	2007	2, five-yr. periods

Sunnyvale, CA	Wafer fabrication	63,100 sq. ft.	2010	1, five-yr. period

Taipei, Taiwan	Components testing, engineering and administrative offices	45,700 sq. ft.	2003	None

Austin, TX	Engineering and administrative offices	40,000 sq. ft.	2006	1, five-yr. period

Greensboro, NC	Engineering and administrative offices	41,900 sq. ft.	2006	2, one two-yr. period and one three-yr. period

      In addition to the principal leased properties listed in the previous table, we also lease sales offices and other premises at 28 locations in the United States and 48 locations overseas under operating lease agreements. These leases expire at various dates through the year 2020. We do not anticipate experiencing significant difficulty in retaining occupancy of any of our manufacturing, office or sales facilities through lease renewals prior to expiration or through month-to-month occupancy, or in replacing them with equivalent facilities. For information concerning our obligations under all operating leases see Note 10 in the Notes to our Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

ITEM 3.     LEGAL PROCEEDINGS

      We are a defendant in a federal lawsuit brought in the United States District Court for the Northern District of California by Linear Technology Corporation, or LTC. On June 26, 1997, LTC filed suit against us, Impala Linear Corporation, Toyoda Automatic Loom Works, Ltd., Maxim Integrated Products, Inc. and Unitrode Corporation alleging patent infringement and seeking injunctive relief and unspecified damages. The case was originally scheduled for trial on liability issues beginning on September 7, 1999. The original district judge recused himself and the case was reassigned three times before the court granted several motions for summary judgment of non-infringement in favor of the defendants in September 2001. The court also denied LTC’s motion for summary judgment of infringement and willful infringement against us. On October 4, 2001, the court indicated that it would stay the matter and certify similar issues as to us to allow all parties to take appeals to the United States Court of Appeals for the Federal Circuit, or Federal Circuit. LTC, Maxim and Unitrode filed cross appeals with the Federal Circuit. On November 1, 2001, LTC and we jointly petitioned the Federal Circuit to permit them to address the issues certified for appeal. On February 15, 2002, the Federal Circuit dismissed all of the appeals due to improper certification and denied the petition of LTC and us for permission to appeal. On June 4, 2002, LTC and we filed a stipulation of dismissal and proposed order dismissing all of LTC’s claims against us without prejudice. The judge issued an order on June 6, 2002, dismissing the case against us without prejudice. While the renewed appeals of the other defendants include a challenge to the propriety of the dismissal of us being without prejudice, this matter is formally concluded as to us.

      On June 17, 2002, we received a letter from Plasma Physics Corporation, or Plasma Physics, attaching a courtesy copy of a complaint they had filed against us in the Eastern District of New York alleging infringement by certain of our products of two patents held by Plasma Physics. In the letter, Plasma Physics indicated that they would like to license the patents to us. The letter further stated that Plasma Physics would forego service of the complaint for a period of 120 days, provided that we would agree to undertake negotiations over terms for licensing the above-referenced patents. We met with Plasma Physics, and those negotiations are ongoing. On October 17, 2002, Plasma Physics served the complaint. We have answered the complaint denying the allegations, and the litigation is in its early stages.

      On October 7, 2002, Townshend Intellectual Property, L.L.C., or Townshend, commenced an action in the United States District Court for the Northern District of California against us, alleging that we infringed eight patents alleged to be owned by Townshend. Townshend’s complaint alleges that our standalone embedded modems and single chip internet modems infringe those patents. The complaint seeks injunctive relief and unspecified damages. By letter dated October 16, 2002, we sought indemnification from Lucent Technologies, Inc. Lucent has denied that it has any indemnification obligations to us. We filed an answer to the complaint with the court, on or about December 12, 2002, denying infringement and liability. We continue to evaluate issues with regard to defenses and counterclaims, as well as indemnification issues with respect to Lucent.

      From time to time as a normal incidence of the nature of our business, various claims, charges and litigation are asserted or commenced against us arising from, or related to, contractual matters, patents, trademarks, personal injury, environmental matters, product liability, insurance coverage and personnel and employment disputes. As to such claims and litigation, including those items discussed above, we can give no assurance that we will prevail. However, we do not believe that these matters will have a material adverse effect on our consolidated financial position, although an adverse outcome of any of these matters could have a material adverse effect on our consolidated results of operations or cash flows in the quarter, or annual period in which one or more of these matters are resolved.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of our security holders during the last quarter of the fiscal year ended November 2, 2002.

EXECUTIVE OFFICERS OF THE COMPANY

      The following table sets forth (i) the name, age and position of each of our executive officers as of January 15, 2003, and (ii) the business experience of each person named in the table during at least the past five years. There is no family relationship among any of the named executive officers.

Executive Officer	Age	Position(s)	Business Experience

Ray Stata	68	Chairman of the Board	Chairman of the Board since 1973; Chief Executive Officer from 1973 to November 1996; President from 1971 to November 1991.

Jerald G. Fishman	57	President, Chief Executive Officer and Director	Chief Executive Officer since November 1996; President and Director since November 1991; Executive Vice President from 1988 to November 1991; Group Vice President — Components from 1982 to 1988.

Ross Brown	58	Vice President, Human Resources	Vice President, Human Resources since May 1993; U.S. Personnel Manager for Digital Equipment Corp. from 1990 to 1993; Senior Group Personnel Manager at Digital Equipment Corp., a provider of computer systems and components, software and services, from 1986 to 1990.

Samuel H. Fuller	56	Vice President, Research and Development	Vice President, Research and Development since March 1998; Vice President of Research and Chief Scientist of Digital Equipment Corp. from 1983 to 1998.

Robert R. Marshall	48	Vice President, Worldwide Manufacturing	Vice President, Worldwide Manufacturing since February 1994; Vice President, Manufacturing, Limerick Site, Analog Devices, B.V. — Limerick, Ireland from November 1991 to February 1994; Plant Manager, Analog Devices, B.V. — Limerick, Ireland from January 1991 to November 1991.

William A. Martin	43	Treasurer	Treasurer since March 1993; Assistant Treasurer from October 1991 to March 1993; Manager of Treasury Finance from March 1987 to October 1991; Manager of International Treasury from October 1985 to March 1987.

Executive Officer	Age	Position(s)	Business Experience

Robert McAdam	52	Group Vice President, Analog Semiconductor Components	Vice President and General Manager, Analog Semiconductor Components since February 1994; Vice President and General Manager, Analog Devices, B.V. — Limerick, Ireland from January 1991 to February 1994; Product Line Manager, Analog Devices, B.V. — Limerick, Ireland from October 1988 to January 1991.

Brian P. McAloon	52	Group Vice President, DSP, Media and Communications Products	Group Vice President, DSP and Systems Products Group since March 2001; Vice President, Sales from May 1992 to March 2001; Vice President, Sales and Marketing — Europe and Southeast Asia from 1990 to 1992; General Manager, Analog Devices, B.V. — Limerick, Ireland from 1987 to 1990.

Joseph E. McDonough	55	Vice President, Finance and Chief Financial Officer	Vice President, Finance and Chief Financial Officer since November 1991; Vice President since 1988 and Treasurer from 1985 to March 1993; Director of Taxes from 1983 to 1985.

Vincent Roche	42	Vice President, Worldwide Sales and Marketing	Vice President, Worldwide Sales since March 2001; Vice President and General Manager, Silicon Valley Business Units and Computer & Networking from 1999 to March 2001; Product Line Director from 1995 to 1999; Product Marketing Manager from 1988 to 1995.

Franklin Weigold	63	Vice President and General Manager, Micromachined Products	Vice President and General Manager, Micromachined Products since November 1999; Vice President and General Manager, Transportation and Industrial Products Division from March 1992 to November 1999; President and Chief Operating Officer of Unitrode from June 1990 to March 1992.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      Our common stock is listed on the New York Stock Exchange under the symbol ADI. The table below sets forth the high and low sales prices per share of our common stock on the New York Stock Exchange for each quarterly period within our two most recent fiscal years.

	Fiscal 2002		Fiscal 2001

Period	High	Low	High	Low

First Quarter	$48.84	$39.90	$68.00	$42.63
Second Quarter	$47.95	$34.25	$55.01	$30.50
Third Quarter	$40.50	$19.70	$53.30	$38.41
Fourth Quarter	$28.39	$17.88	$52.74	$29.00

      We have never paid any cash dividends on our common stock and currently have no intention to do so.

      The approximate number of holders of record of our common stock at December 31, 2002 was 5,281. This number does not include stockholders for whom shares are held in a “nominee” or “street” name. On December 31, 2002, the last reported sales price of our common stock as reported on the New York Stock Exchange was $23.87 per share.

      On December 15, 2001, we issued and delivered an aggregate of 10,000 shares of our common stock to four individuals in partial fulfillment of the payment by us of consideration to the four former stockholders of Integrated Micro Instruments, Inc., which we acquired on December 15, 2000. We issued and delivered these shares in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933.

      On February 5, 2002, we issued and delivered an aggregate of 27,136 shares of our common stock to three individuals in partial fulfillment of the payment by us of consideration to the three former stockholders of White Mountain DSP, Inc., which we acquired on February 5, 1999. We issued and delivered these shares in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933.

      On December 15, 2002, we issued and delivered an aggregate of 10,000 shares of our common stock to four individuals in partial fulfillment of the payment by us of consideration to the four former stockholders of Integrated Micro Instruments, Inc., which we acquired on December 15, 2000. We issued and delivered these shares in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933.

ITEM 6.     SELECTED FINANCIAL DATA

	2002	2001	2000	1999	1998
(thousands except per share amounts)
Statement of Operations data:
Net sales	$1,707,508	$2,276,915	$2,577,547	$1,450,379	$1,230,571
Net income before cumulative effect of change in accounting principle	$105,299	$356,377	$607,132	$196,819	$119,488
Cumulative effect of change in accounting principle	—	—	—	—	37,080

Net income after cumulative effect of change in accounting principle	$105,299	$356,377	$607,132	$196,819	$82,408

Net income per share:
Basic	0.29	1.00	1.71	0.58	0.26
Diluted	0.28	0.93	1.59	0.55	0.25
Balance Sheet data:
Total assets	$4,980,191	$4,884,863	$4,411,337	$2,218,354	$1,861,730
Long-term debt and non-current obligations under capital leases	1,274,487	1,206,038	1,212,960	16,214	340,758

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Fiscal Year 2002 Overview

      Fiscal 2002 was a challenging year for us. We recorded quarterly revenues of $806 million in the fourth quarter of fiscal 2000, which represented the peak of the current cycle. Our revenues then declined significantly to $393 million in the first quarter of fiscal 2002. We then experienced a gradual sequential recovery for the last three quarters of fiscal 2002, with our fiscal 2002 fourth quarter revenue reaching $456 million. Our gross margins remained strong at 53% for fiscal 2002. Operating expenses declined by almost 9% as a result of cost containment measures throughout our company. Our cash flow continued to be strong, with cash increasing by over $100 million during fiscal 2002 to $2,900 million after purchasing approximately $100 million of our common stock.

     Sales

      Net sales were $1,708 million in fiscal 2002, a decrease of 25% from net sales of $2,277 million in fiscal 2001. Approximately 80% of our net sales in both fiscal 2002 and fiscal 2001 were from analog products, which decreased 26% from fiscal 2001 to fiscal 2002 and decreased 4% from fiscal 2000 to fiscal 2001. DSP product sales represented the remaining 20% of our net sales in both fiscal 2002 and fiscal 2001 and decreased 22% in fiscal 2002 after declining 33% in fiscal 2001. The decreases in net sales in fiscal 2002 and fiscal 2001 were attributable to declining demand in several markets that we serve, particularly the communications market, as well as an overall decline in the general economy. Sales of new products, which we define as sales of products introduced in the prior six quarters, were 21% of net sales in fiscal 2002 as compared to 19% in fiscal 2001. The year-over-year increase in new products as a percentage of sales was primarily due to the introduction of record numbers of new analog IC products throughout the economic downturn experienced over the past two years.

      Net sales were $2,277 million in fiscal 2001, a decrease of 12% from net sales of $2,578 million in fiscal 2000. This decrease in net sales was attributable to declining demand in the markets we serve, particularly the communications market, as well as an overall decline in the general economy. Sales of new products were 19% of net sales in fiscal 2001 as compared to 25% in fiscal 2000. The year over year decrease in new products as a percentage of sales was primarily due to the sharp downturn in sales of our communications products.

      The percentage of sales by geographic region, based upon point of sale, for the last three years is as follows:

Region	Fiscal 2002	Fiscal 2001	Fiscal 2000

North America	30%	39%	45%
Europe	21%	24%	19%
Japan	17%	15%	14%
Southeast Asia	32%	22%	22%

      The fiscal 2002 decline in North American sales as a percentage of total net sales was principally attributable to an overall decline in the communications market, a cyclical downturn in the semiconductor industry as well as the ongoing transfer of customer manufacturing activity to lower cost locations, primarily Southeast Asia. Sales in fiscal 2002 to Japan increased slightly from fiscal 2001 as a percentage of net sales but declined by 15% in dollars. Fiscal 2002 sales to Southeast Asia increased as a percentage of net sales by 10% as compared to fiscal 2001 while increasing approximately 9% in dollars. In dollars, fiscal 2001 net sales decreased over fiscal 2000 by 23% in North America, 3% in Japan and 13% in Southeast Asia and increased over fiscal 2000 by 10% in Europe.

     Gross Margin

      Fiscal 2002 gross margin was $905 million, or 53% of net sales, down 270 basis points from fiscal 2001 gross margin of $1,269 million, or 55.7% of net sales. Gross margin decreased to 55.7% in fiscal 2001 from the 56.7% achieved in fiscal 2000. The decline in year-over-year gross margin for both fiscal 2002 and fiscal 2001 was primarily due to reduced revenue levels and lower utilization of our internal wafer fabrication facilities. Gross margin increased to 53.2% in the fourth quarter of fiscal 2002 from 51.9% in the fourth quarter of fiscal 2001. The gross margin improvement through fiscal 2002 was caused by a steady quarterly sales increase from the second quarter of fiscal 2002, combined with tight spending controls and the impact of manufacturing restructuring actions. We decided that we had the opportunity to use this downturn to fundamentally and permanently reduce our manufacturing infrastructure costs worldwide. In the second quarter of fiscal 2002, we announced that we would transition products from our older four-inch wafer fabrication facilities to our six-inch and eight-inch wafer fabrication facilities that were then operating well below capacity. As a result, the remaining service lives of certain assets within our wafer fabrication facilities were shortened. Depreciation expense included in cost of sales included additional depreciation of approximately $8.7 million in fiscal 2002 associated with the shortened lives of some equipment in our older four-inch wafer fabrication facilities.

     Research and Development

      Research and development, or R&D, expenses amounted to $424 million in fiscal 2002, a decrease of $41 million from the $465 million recorded in fiscal 2001. Included in fiscal 2002 expense is approximately $13.8 million of acquisition-related expenses compared to approximately $8.2 million in fiscal 2001. The increase in acquisition-related expense in fiscal 2002 was attributable to a full year of expense related to fixed-value contingent compensation and the achievement of final performance-based criteria. R&D spending in dollars declined by 9% in fiscal 2002 as compared to fiscal 2001. The decline in R&D expenses in dollars was primarily due to the elimination of bonuses and the temporary reduction of salaries of our most highly compensated employees partially offset by selective hiring of engineers. As a result of the decline in year-over-year revenue, R&D spending as a percentage of sales for fiscal 2002 increased to 24.8% in fiscal 2002 from 20.4% in fiscal 2001. Despite the significant decline in sales in fiscal 2002, in view of our long-term business strategy, we continued to invest in R&D at levels commensurate with significantly higher revenue levels than we were achieving in the short term. At any point in time we have hundreds of R&D projects underway, and we believe that none of these projects is material on an individual basis. We expect to continue the development of innovative technologies and processes for new products and we believe that a continued commitment to R&D is essential in order to maintain product leadership with our existing products and to provide innovative new product offerings, and therefore, we expect to continue to make significant R&D investments in the future. In fiscal 2001, R&D expense increased to $465 million from $390 million in fiscal 2000 as a result of additional expenses associated with increased engineering headcount.

     Selling, Marketing, General and Administrative

      Selling, marketing, general and administrative, or SMG&A, expenses were $257 million in fiscal 2002, a decrease of $30 million, or 10.5%, from the $287 million recorded in fiscal 2001. The decrease in SMG&A expenses in dollars was the result of cost reduction programs including the elimination of bonuses and temporary salary reductions for our most highly compensated employees along with continued tight control over discretionary expenses. As a percentage of sales, SMG&A increased to 15% for fiscal 2002 from 12.6% in fiscal 2001 as a result of reduced revenue levels in fiscal 2002. The industry downturn offered us the opportunity to hire experienced, technically-savvy personnel, many of whom were already familiar with our products and, as a result, we significantly increased our field application engineers during fiscal 2002. Despite the decline in net sales, we decided to significantly increase our field applications engineers in order to help our customers design in our newest products. In fiscal 2001, SMG&A expenses decreased by $6 million to $287 million from $293 million in fiscal 2000. As a percentage of sales, SMG&A increased to 12.6% in fiscal 2001 from 11.4% in fiscal 2000 as a result of reduced revenue levels.

     Amortization of Intangibles

      Amortization of intangibles was $57 million for fiscal 2002 compared with $53 million for fiscal 2001 and $11 million in fiscal 2000. In fiscal 2003, we anticipate amortization expense to decrease to approximately $3 million as a result of our adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” The increase in amortization expense in fiscal 2002 as compared to fiscal 2001 was primarily due to amortization of goodwill associated with acquisitions completed in fiscal 2001 where amortization commenced during fiscal 2001. The increase in amortization expense in fiscal 2001 as compared to fiscal 2000 was attributable to the amortization of goodwill associated with the acquisition of BCO Technologies plc. in the third quarter of fiscal 2000, and the acquisitions of Thomas Neuroth AG, Signal Processing Associates Pty. Ltd., Integrated Micro Instruments, Inc., ChipLogic, Inc. and Staccato Systems, Inc. completed in the first quarter of fiscal 2001.

     Special Charges

      During fiscal 2002, we recorded special charges totaling $48.5 million and, during fiscal 2001, we recorded special charges of $47 million.

      In the second quarter of fiscal 2002, we recorded special charges of approximately $27.2 million. The second quarter charge included $25.7 million related to the planned transfer of production from our three older four-inch wafer fabrication facilities to our three six-inch and one eight-inch wafer fabrication facilities, and $3 million primarily related to the impairment of an investment, which was offset by a $1.5 million adjustment to estimated equipment cancellation fees recorded in fiscal year 2001. The investment impairment, which was related to an equity investment in a private company, was due to our decision to abandon the product strategy for which the investment was made. Included in the $25.7 million component of the special charge are severance and fringe benefit costs of $15.3 million for 509 manufacturing employees in the United States and Ireland, of which 182 of these employees had been terminated as of November 2, 2002, $2.3 million related to the write-down of equipment to be abandoned and $8.1 million of other charges primarily related to lease termination and cleanup costs. In addition, the remaining service lives of certain assets within the older four-inch wafer fabrication facilities have been shortened. Depreciation expense included in cost of sales in fiscal 2002 included additional depreciation of approximately $8.7 million associated with the shortened lives of these assets. The write-down of equipment was principally due to our decision to discontinue various product development strategies. As of November 2, 2002, there was $25 million related to these charges remaining to be paid. This program is proceeding in accordance with our original plan and we expect to substantially complete these actions by mid-fiscal 2003. Once fully complete, we anticipate annual savings from the above actions of approximately $60 million, primarily in cost of sales, and the first full year’s impact will be fiscal 2004.

      During the third quarter of fiscal 2002, we recorded special charges of $12.8 million. The charges included severance and fringe benefit costs of $3.7 million related to cost reduction actions taken in several product groups and, to a lesser extent, in manufacturing, $3.8 million related to the impairment of an investment, $3.4 million impairment of goodwill related to the closure of an Austrian design center we acquired in fiscal 2001 and $1.9 million primarily related to the abandonment of equipment and lease cancellation fees. The investment impairment, which was related to an equity investment in a private company, was due to our decision to abandon the product strategy for which the investment was made. The severance and fringe benefit costs were for approximately 70 engineering employees in the United States, Europe and Canada, and approximately 30 manufacturing employees in the United States. All of the manufacturing employees and approximately 32 of the engineering employees had been terminated as of November 2, 2002. As of November 2, 2002, there was $4.3 million related to these charges remaining to be paid. We expect to substantially complete these actions in the first quarter of fiscal 2003. Once fully complete, we anticipate the workforce reductions will result in annual savings of approximately $10 million, primarily in operating expenses.

      During the fourth quarter of fiscal 2002, we recorded special charges of $8.4 million. The charges included severance and fringe benefit costs of $2.5 million related to cost reduction actions taken in our sales group, several product groups and in manufacturing for approximately 65 employees in the United States and Europe, of which 40 had been terminated as of November 2, 2002. The charges also included $2.1 million related to the impairment of investments, $1.8 million primarily related to the abandonment of equipment and lease cancellation fees and a change in estimate of $2 million related to previously recorded cleanup costs. The investment impairment charges were related to the decline in fair value of a publicly-traded equity investment below cost basis that was determined to be other-than-temporary and of an equity investment in a private company. The private company equity investment was part of a product strategy we decided to abandon. As of November 2, 2002, there was $3.1 million related to these charges remaining to be paid. We expect to substantially complete these actions by the third quarter of fiscal 2003. Once fully complete, we anticipate the workforce reductions will result in annual savings of approximately $4 million, primarily in operating expenses.

      The restructuring actions underlying the special charges accrued in fiscal 2002 are proceeding as planned. The cost savings impact in fiscal 2002 of the special charges related to severance and benefits was approximately $2 million. Most of the remaining accrued special charge is attributable to actions planned and accrued in the second quarter of fiscal 2002 that involved the transfer of production from three separate four-inch wafer fabrication facilities to our six-inch and eight-inch wafer fabrication facilities, which are located in Massachusetts, California and Ireland. Our plan is for this transfer to be completed by mid-fiscal 2003.

      During fiscal 2001, we recorded special charges of $47 million related to cost reduction actions taken in response to the then current economic climate. The actions consisted of workforce reductions in manufacturing and, to a lesser extent, in selling, marketing and administrative areas. In addition, we made a decision to consolidate worldwide manufacturing operations and rationalize production planning and quality activities. The cost reductions included severance and fringe benefit costs of $29.6 million for approximately 1,200 employees in the United States, Europe, Asia and the Philippines, of which approximately 1,010 of these employees had been terminated as of November 2, 2002. The remaining 190 employees are expected to be terminated during the first quarter of fiscal 2003. As of November 2, 2002, $23 million of the $29.6 million aggregate severance cost obligations underlying the fiscal 2001 worldwide cost reduction actions had been paid. The special charge also included $11.6 million related to the abandonment of equipment resulting from the consolidation of worldwide manufacturing operations and $5.8 million of other charges primarily related to equipment and lease cancellation fees. Based on the results of negotiations with vendors regarding purchase order cancellation fees, the amount paid was approximately $1.5 million less than the amount recorded for such charges and accordingly, in the second quarter of fiscal 2002 we adjusted the provision for purchase order cancellation fees by $1.5 million to reflect this change in estimate. As of November 2, 2002, there was $7.6 million related to these charges remaining to be paid. We believe that the workforce reductions will result in annual salary savings of approximately $40 million, consisting of a $27 million reduction in cost of sales and a $13 million reduction in operating expenses. The impact in fiscal 2002 of these cost savings was approximately $30 million, consisting of a $20 million reduction in cost of sales and a $10 million reduction in operating expenses.

      The restructuring actions included in the special charges recorded during fiscal 2001 are proceeding as planned. Of the $47 million of special charges recorded in fiscal 2001, $7.6 million remained accrued as of November 2, 2002. The amount covers termination payments being paid as income continuance to 1,010 terminated employees as a result of the fiscal 2001 actions as well as accrued termination payments for the remaining 190 employees expected to be terminated in the first quarter of fiscal 2003.

     Operating Income

      Our operating income was $118 million, or 6.9% of sales, in fiscal 2002, compared to $408 million, or 17.9% of sales, in fiscal 2001 and $767 million, or 29.8% of net sales, for fiscal 2000.

     Nonoperating Income and Expense

      Interest expense was $44 million in fiscal 2002 compared to $62 million in fiscal 2001. The decrease in interest expense was the result of an interest rate swap agreement we entered into in January 2002 that has the effect of swapping the 4.75% fixed rate of our $1,200 million convertible subordinated notes into a LIBOR-

based floating rate (1.61% as of November 6, 2002). Interest expense was $62 million in fiscal 2001 compared to $6 million in fiscal 2000. The increase in interest expense was the result of a full year of interest expense on our $1,200 million of 4.75% convertible subordinated notes, which were issued in the fourth quarter of fiscal 2000.

      Interest income was $65 million in fiscal 2002 compared to $133 million in fiscal 2001. The decrease in interest income was attributable to less income earned on our invested cash balances due to the decline in interest rates during fiscal 2002 as a result of actions taken by the Federal Reserve Board and our decision to increase our holdings of higher credit quality yet lower interest-bearing investments. Interest income was $133 million in fiscal 2001 compared to $63 million in fiscal 2000. The increase in interest income was due to higher cash balances from increased cash flow as well as the unused portion of the funds obtained from the issuance of our 4.75% convertible subordinated notes.

      Other income decreased approximately $28 million in fiscal 2002 from fiscal 2001 due to a one-time gain on the sale of our investment in WaferTech recorded in the first quarter of fiscal 2001. Other income decreased approximately $12 million in fiscal 2001 from fiscal 2000 primarily due to a one-time gain of $44 million on the sale of our investment in Chartered Semiconductor Manufacturing Pte. Ltd. recorded in the third quarter of fiscal 2000, offset by the sale of WaferTech described above.

     Provision for Income Taxes

      Our effective income tax rate decreased to 25.0% for fiscal 2002 as compared to 29.7% for fiscal 2001 due to a shift in the mix of worldwide profits. Our effective income tax rate remained relatively flat at 29.7% for fiscal 2001 as compared to 29.9% for fiscal 2000. The effective income tax rate for fiscal 2003 is expected to be approximately 22.0%. The expected decrease is the result of the discontinuance of goodwill amortization in the first quarter of fiscal 2003 as a result of our adoption of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

     Net Income

      Fiscal 2002 net income was $105 million, or 6.2% of sales, and diluted earnings per share was $0.28 compared to net income in fiscal 2001 of $356 million, or 15.7% of sales, and diluted earnings per share of $0.93. The fiscal 2002 decrease in net income from fiscal 2001 was primarily due to reduced revenue levels. Net income decreased to $356 million in fiscal 2001 from $607 million, or 23.6% of sales, in fiscal 2000.

      The impact of inflation on our business during the past three years has not been significant.

Acquisitions

      During the first quarter of fiscal 2001, we completed the following acquisitions:

•	In the first quarter of fiscal 2001, we completed the acquisitions of Thomas Neuroth AG, Signal Processing Associates Pty. Ltd. and Integrated Micro Instruments, Inc. The total amount paid for these acquisitions, as of November 2, 2002, was $10.2 million. As of November 2, 2002, the remaining contingent consideration of $2.7 million will be paid if certain operational objectives are met and will be accounted for as compensation expense.

•	On January 4, 2001, we acquired ChipLogic, Inc. of Santa Clara, California. ChipLogic is a developer of high-performance integrated circuits and software focused on the convergence of voice, broadband access and network protocol processing. The total purchase price of $68.3 million consisted of approximately $4 million in cash, approximately 1 million shares of our common stock valued at $60.2 million and the assumption of $4.1 million of outstanding ChipLogic vested stock options. Approximately $9.5 million represented the purchase price of in-process technology that had not yet reached technological feasibility, had no alternative future use and was charged to operations during fiscal 2001. An additional $8 million of cash consideration and 489,375 shares of common stock is due if certain operational objectives are achieved and will, if paid, be accounted for as compensation expense. Of these shares, 249,375 contingent shares have a fixed value of approximately $13 million and are being charged to operations over a five-year period as their restrictions lapse. The remaining 240,000 shares are subject to performance-based criteria and during fiscal 2001, approximately $4.2 million of expense was recorded related to the issuance of 117,592 shares of common stock associated with the achievement of certain of these objectives. During fiscal 2002, approximately $5 million was recorded related to the issuance of the remaining shares. As of November 2, 2002, there was $8 million of remaining contingent consideration. We expect to pay approximately $2.7 million of this contingent consideration in the first quarter of fiscal 2003. An additional $2.8 million of compensation expense is being recorded annually through fiscal 2005 related to our assumption of unvested stock options.

•	On January 16, 2001, we acquired Staccato Systems, Inc. of Mountain View, California. Staccato is in the field of audio synthesis technology. The total purchase price of $23.8 million consisted of $23 million in cash and the assumption of $0.8 million of outstanding Staccato vested stock options. We paid an additional $7 million related to the achievement of operational objectives that was accounted for as additional goodwill, of which approximately $5 million was recorded in fiscal 2002. All of the contingent consideration had been paid as of November 2, 2002. An additional $0.2 million of compensation expense is being recorded annually through fiscal 2005 related to the assumption of unvested stock options.

During the third quarter of fiscal 2000, we acquired BCO Technologies plc, or BCO, a company with operations in Belfast, Northern Ireland, in a cash-for-stock transaction valued at approximately $163 million. BCO is a leading supplier of silicon-on-insulator, or SOI, wafers used for fabricating micromechanical devices. As a result of our acquisition of BCO, we are incorporating SOI technology into our next generation of inertial sensors. In connection with this acquisition, we recorded approximately $158 million of goodwill. There was no in-process research and development write-off related to this acquisition.

New Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, or FAS 141, “Business Combinations” and No. 142, or FAS 142, “Goodwill and Other Intangible Assets.” FAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. Under FAS 142, which is effective for fiscal years beginning after December 15, 2001, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statement. Other intangible assets will continue to be amortized over their estimated useful lives. As of November 2002, we have adopted these new pronouncements. Application of the non-amortization provisions of FAS 142 is expected to result in an increase in annual net income of approximately $54 million, beginning in fiscal 2003. During fiscal 2003, we will perform the first of the required impairment tests of goodwill as of November 3, 2002.

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, or FAS 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. We are required to adopt FAS 143 in the first quarter of fiscal 2003 and do not believe that the adoption of FAS 143 will have a material effect on our financial position or results of operations.

      In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, or FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses the financial accounting and reporting for the impairment of long-lived assets. This statement supersedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions for the disposal of a segment of a business set forth in APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” We are required to adopt FAS 144 in the first quarter of fiscal 2003 and do not believe that the adoption of FAS 144 will have a material effect on our financial position or results of operations.

      In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, or FAS 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Under FAS 145, gains and losses on extinguishments of debt are to be classified as income or loss from continuing operations rather than extraordinary items. We are required to adopt FAS 145 in the first quarter of fiscal 2003 and do not expect the adoption of this statement to have a material impact on our financial condition or results of operations.

      In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, or FAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by the statement include lease termination costs and certain employee severance costs that are associated with a restructuring, plant closing, or other exit or disposal activity. This statement is effective for exit or disposal activities initiated after December 31, 2002. FAS 146 may affect the timing of our recognition of future exit or disposal costs, if any.

Liquidity and Capital Resources

      At November 2, 2002, we had $2,898 million of cash, cash equivalents and short-term investments compared to $2,793 million at November 3, 2001. The $105 million increase in cash, cash equivalents and short-term investments was primarily due to operating cash inflows of $226 million, or 13% of sales in fiscal 2002, and $37 million of proceeds from employee stock plans, offset by a $98 million repurchase of shares of our common stock and $57 million of capital spending. In fiscal 2001, our cash, cash equivalents and short-term investments increased by $558 million to $2,793 million from $2,235 million in fiscal 2000 primarily due to operating cash inflows of $844 million, or 37% of sales in fiscal 2001, offset by $297 million of capital spending. Investing activities provided $90 million in fiscal 2002 and used $1,220 million in fiscal 2001, while financing activities used $69 million in fiscal 2002 and provided $2 million in fiscal 2001.

      Accounts receivable of $228 million at the end of fiscal 2002 increased $10 million, or 4.7%, from $218 million at the end of fiscal 2001. This increase resulted principally from a $32 million increase in sales during the fourth quarter of fiscal 2002 as compared to the fourth quarter of fiscal 2001. Days sales outstanding remained at 46 days at the end of the fourth quarter of fiscal 2002 as compared to the fourth quarter of fiscal 2001. As a percentage of annualized fourth quarter sales, accounts receivable was 12.5% at the end of fiscal 2002, down from 12.9% at the end of fiscal 2001.

      Inventories increased $60 million, or 24%, from the end of fiscal 2001 to $306 million at the end of fiscal 2002. Days cost of sales in inventory increased by 24 days to 135 days as of the end of the fourth quarter of fiscal 2002. The increase in inventory in dollars was attributable to the combination of internal die bank builds and external wafer purchases. The build in die bank inventory was in preparation for the transfer of production from our four-inch wafer fabrication facilities to our six- and eight-inch wafer fabrication facilities. The external wafer purchases were in support of expected demand in our handset and consumer analog business. We are nearing the completion of the die bank build and have cut back on external wafer purchases. Therefore, we expect that inventory will remain relatively flat in dollars during the first quarter of fiscal 2003 and our days cost of sales in inventory will start to decline towards our long-term model of 100 to 110 days during fiscal 2003.

      Net additions to property, plant and equipment of $57 million in fiscal 2002 were funded with a combination of cash on hand and cash generated from operations. Capital spending in fiscal 2002 was down substantially from the $297 million incurred in fiscal 2001. In response to the slowdown in our served markets, we have substantially reduced our capital spending. We currently plan to make capital expenditures of approximately $80 million in fiscal 2003. Capital expenditures are expected to remain low, as we believe we currently have ample installed capacity to significantly increase internal production levels. Depreciation expense is expected to decrease slightly in fiscal 2003 from $181 million in fiscal 2002.

      We acquired five companies during fiscal 2001, as more fully described in “Acquisitions.” Total cash used to purchase these companies was approximately $38.5 million in 2001 and another $5.2 million was paid in fiscal 2002 as certain operational objectives were achieved, and these additional payments were accounted for as additional goodwill.

      During the fourth quarter of fiscal 2000, we issued $1,200 million of 4.75% convertible subordinated notes due 2005, or 2005 notes, with semiannual interest payments on April 1 and October 1 of each year. The 2005 notes are convertible, at the option of the holder, into shares of our common stock at any time unless previously redeemed or repurchased, at a conversion price of $129.78 per share, subject to adjustment in certain events. The net proceeds of the offering were $1,172 million after payment of the underwriting discount and expenses of the offering, which are being amortized over the term of the 2005 notes.

      The table below summarizes our contractual cash obligations as of November 2, 2002:

(thousands)	2003	2004	2005	2006	2007+	Total

Contractual obligations:
Long-term debt	$7,773	$9,173	$1,210,498	$—	$—	$1,227,444
Capital lease obligations	3,828	467	—	—	—	4,295
Operating leases	15,793	13,358	11,889	8,522	11,421	60,983

Total	$27,394	$22,998	$1,222,387	$8,522	$11,421	$1,292,722

      At November 2, 2002, our principal source of liquidity was $2,898 million of cash and cash equivalents and short-term investments. We believe that our existing sources of liquidity and cash expected to be generated from future operations, together with current and anticipated available long-term financing, will be sufficient to fund operations, capital expenditures and research and development efforts for at least the next twelve months and thereafter for the foreseeable future.

Critical Accounting Policies and Estimates

      Management’s discussion and analysis of the financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience, knowledge of current conditions and beliefs of what could occur in the future given available information. We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment. If actual results differ significantly from management’s estimates and projections, there could be a material effect on our financial statements.

     Inventories

      Inventories are valued at the lower of cost (first-in, first-out method) or market. Because of the cyclical nature of the semiconductor industry, inventory levels, obsolescence of technology, and product life cycles, we write down inventories to net realizable value. We employ a variety of consistent methodologies to determine the amount of inventory reserves necessary. While a portion of the reserve is determined via reference to the age of inventory and lower of cost or market calculations, an element of the reserve is subject to significant judgments by us about future demand for our inventory. Additionally, we have built inventory in preparation for the transfer of production from our four-inch wafer fabrication facilities to our six- and eight-inch wafer fabrication facilities for both lifetime supply and transition inventory. We have recorded certain levels of reserves related to these inventory builds. Although we believe that we have used our best efforts and information to estimate future demand, due to the uncertain economic times and the difficulty inherent in predicting future results, it is possible that actual demand for our products will differ from our estimates. If actual demand for products is less than our estimates, additional reserves for existing inventories may need to be recorded in future periods.

     Long-Lived Assets

      We review property, plant, and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amount to future undiscounted cash flows the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized in earnings equals the amount by which the carrying value of the assets exceeds their fair market value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. Although we have recognized no material impairment adjustments related to our property, plant, and equipment during the past three fiscal years, except those made in conjunction with restructuring actions, deterioration in our business in the future could lead to such impairment adjustments in future periods. Evaluation of impairment of long-lived assets requires estimates of future operating results that are used in the preparation of the expected future undiscounted cash flows. Actual future operating results and the remaining economic lives of our long-lived assets could differ from the estimates used in assessing the recoverability of these assets. These differences could result in impairment charges, which could have a material adverse impact on our results of operations.

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, or FAS 142, “Goodwill and Other Intangible Assets.” In the first quarter of fiscal 2003, we will adopt the new rules of FAS 142 for measuring the impairment of goodwill, which prescribe a fair value-based approach. The estimates and assumptions described above along with other factors such as discount rates will affect the amount of an impairment loss, if any, we recognize under FAS 142. Upon adoption of FAS 142, we will be required to make a transition test of our goodwill for impairment, which may result in a significant transition impairment loss. Any transition impairment loss will be recorded as a change in accounting principle. At least annually thereafter, we will be required to test goodwill for impairment, which may result in additional impairment losses that could have a material adverse impact on our results of operations.

     Accounting for Income Taxes

      We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, or FAS 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. FAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We evaluate the realizability of our deferred tax assets quarterly by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. At November 2, 2002, we had deferred tax assets of $159 million primarily resulting from temporary differences between the book and tax bases of assets and liabilities. While these assets are not assured of realization, we have conducted an assessment of the likelihood of realization and concluded that no significant valuation allowance is required. In reaching our conclusion, we evaluated certain relevant criteria including the existence of deferred tax liabilities that can be used to absorb deferred tax assets, the taxable income in prior carryback years that can be used to absorb net operating losses and taxable income in future years. Our judgments regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors. These changes, if any, may require material adjustments to these deferred tax assets, resulting in a reduction in net income or an increase in net loss in the period when such determinations are made.

      In addition, we have provided for potential liabilities due in various foreign jurisdictions. Judgment is required in determining our worldwide income tax expense provision. In the ordinary course of global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of cost reimbursement arrangements among related entities. Although we believe our estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different than that which is reflected in our historical income tax provisions and accruals. Such differences could have a material impact on our income tax provision and operating results in the period in which such determination is made.

          Contingencies

      From time to time, we receive notices that our products or manufacturing processes may be infringing the patent or intellectual property rights of others. We periodically assess each matter in order to determine if a contingent liability in accordance with Statement of Financial Accounting Standards No. 5, or FAS 5, “Accounting for Contingencies,” should be recorded. In making this determination, we may, depending on the nature of the matter, consult with internal and external legal counsel and technical experts. Based on the information we obtain, combined with our judgment regarding all the facts and circumstances of each matter, we determine whether it is probable that a contingent loss may be incurred and whether the amount of such loss can be estimated. Should a loss be probable and estimable, we record a contingent loss in accordance with FAS 5. In determining the amount of a contingent loss, we consider advice received from experts in the specific matter, current status of legal proceedings, settlement negotiations that may be ongoing, prior case history and other factors. Should the judgments and estimates made by us be incorrect, we may need to record additional contingent losses that could materially adversely impact our results of operations. See Note 11 to our Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

Stock Options

      We have voluntarily provided the following disclosure in order to provide our stockholders with a single source for information about our stock options. We believe that this disclosure, combined with the disclosure provided in Note 12 to our Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K and in our 2003 proxy statement, provides detailed information about our stock option programs.

     Option Program Description

      Our stock option program is a broad-based, long-term employee retention program that is intended to attract, retain and motivate our employees, officers and directors and to align their interests with those of our stockholders. We have two plans under which we currently grant stock options:

1) The 1998 Stock Option Plan, as amended, under which officers, directors and employees of Analog are granted options to purchase shares of our common stock; and

2) The 2001 Broad-Based Stock Option Plan, as amended, under which options to purchase shares of our common stock may be granted to all employees, consultants and advisors of Analog, other than officers or directors.

      Substantially all of our employees participate in these plans. Option vesting periods are generally five years for our grants and all options have a term of ten years. Our option plans do not permit us to grant options at exercise prices that are below the fair market value of our common stock as of the date of grant. These plans are critical to our efforts to create and maintain a competitive advantage in the extremely competitive semiconductor industry.

      Options are generally granted once per year between September and January as part of our annual performance appraisal process. Occasionally, as in fiscal year 2002, two sets of option grants can fall within one fiscal year, as the process spans the end of one fiscal year and the beginning of the next fiscal year. Conversely, as in fiscal year 1999, there are fiscal years in which no annual merit options are granted. We have a goal to keep the dilution related to our option program to a long-term average of approximately 4% annually. The dilution percentage is calculated as the total number of shares of our common stock underlying new option grants for the year, net of options forfeited by employees leaving the company, divided by total outstanding shares of our common stock.

      All stock option grants to executive officers and directors can be made only from stockholder approved plans and are made after a review by, and with the approval of the compensation committee of our board of directors. All members of the compensation committee are independent directors, as that term is defined in the applicable rules for issuers traded on the New York Stock Exchange. See the “Report of the Compensation Committee” in our 2003 proxy statement for further information regarding the policies and procedures of Analog and the compensation committee regarding our grant of stock options.

      In December 2002, our Board of Directors adopted an amendment to each of our 2001 Broad-Based Stock Option Plan and our 1998 Stock Option Plan to provide that the terms of outstanding options under these plans may not be amended to provide an option exercise price per share which is lower than the original option exercise price per share.

Distribution and Dilutive Effect of Options

Employee and Executive Option Grants

As of November 2, 2002

		As of the end of fiscal year
	5 Yr.
	Avg.	2002		2001	2000	1999		1998

Net grants during the period as a percentage of outstanding shares	4.4%	7.1%	**	4.3%	4.0%	0%	**	6.7%
Grants to named executive officers* during the period as a percentage of total options granted	5.4%	5.1%		5.8%	6.9%	0%		5.1%
Grants to named executive officers* during the period as a percentage outstanding shares	0.32%	0.39%		0.27%	0.31%	0%		0.62%
Cumulative options held by named executive officers* as a percentage of total options outstanding	9.6%	6.9%		7.9%	9.6%	13.1%		13.3%

*	See “Options Granted to Named Executive Officers” below for our named executive officers. Named executive officers are defined by the SEC as our chief executive officer and our four other most highly compensated executive officers who were serving as executive officers on November 2, 2002.

**	Options are generally granted once per year between September and January as part of our annual performance appraisal process. Occasionally, as in fiscal year 2002, two sets of option grants can fall within one fiscal year, as the process spans the end of one fiscal year and the beginning of the next fiscal year. Conversely, as in fiscal year 1999, there are fiscal years in which no annual merit options are granted.

General Option Information

Summary of Option Activity

Fiscal 2002

			Options Outstanding

	Number of			Weighted
	Employees			Average
	Receiving	Shares Available	Number of	Exercise
(shares in thousands)	Grants (#)	for Options (#)	Shares (#)	Price ($)

November 3, 2001		22,184	63,737	$22.28
Additional shares reserved-12/2001		50,000
Shares cancelled upon termination of expired stock plans		(2,196)
Grants
Annual retention 1/22/02	4,341	(13,082)	13,082	41.06
Annual retention 9/24/02	4,530	(13,645)	13,645	19.90
Other		(1,400)	1,400	36.45

Total		(28,127)	28,127	30.57
Exercises		—	(3,869)	6.51
Cancellations		2,144	(2,144)	34.24

November 2, 2002		44,005	85,851	$25.41

In-the-Money and Out-of-the-Money Option Information

As of November 2, 2002

	Exercisable			Unexercisable			Total

			Wtd. Avg.			Wtd. Avg.			Wtd. Avg.
			Exercise			Exercise			Exercise
(Shares in thousands)	Shares (#)%		Price ($)	Shares (#)%		Price ($)	Shares (#)%		Price ($)

In-the-Money	18,014	92	7.18	23,876	36	14.78	41,890	49	11.51
Out-of-the-Money(1)	1,611	8	41.32	42,350	64	38.58	43,961	51	38.68

Total Options Outstanding	19,625	100	10.01	66,226	100	30.00	85,851	100	25.41

(1)	Out-of-the-money options are those options with an exercise price equal to or above the closing price of $27.69 at the end of fiscal 2002 (on November 1, 2002).

Executive Options

Options Granted to Named Executive Officers

Fiscal 2002

	Individual Grants
					Potential Realizable Value at
	Number of	Percent of			Assumed Annual Rates of
	Securities	Total			Stock Price Appreciation for
	Underlying	Options	Exercise		Option Term ($)(2)
	Options	Granted to	Price per	Grant
Name	Granted (#)	Employees	Share($)	Date(1)	5%	10%

Jerald G. Fishman	530,000	1.88%	41.05	1/22/02	13,682,546	34,674,258
	500,000	1.78%	19.89	9/24/02	6,254,357	15,849,769

		3.66%
Brian P. McAloon	80,000	0.28%	41.05	1/22/02	2,065,290	5,233,850
	80,000	0.28%	19.89	9/24/02	1,000,697	2,535,963

		0.56%
Joseph E. McDonough	80,000	0.28%	41.05	1/22/02	2,065,290	5,233,850
	80,000	0.28%	19.89	9/24/02	1,000,697	2,535,963

		0.56%
Samuel H. Fuller	40,000	0.14%	41.05	1/22/02	1,032,645	2,616,925
	40,000	0.14%	19.89	9/24/02	500,349	1,267,982

		0.28%
Franklin Weigold	7,500	0.03%	19.89	9/24/02	93,815	237,747

		0.03%

(1)	Options generally expire 10 years after the grant date.

(2)	Potential realizable value is based on an assumption that the market price of our common stock will appreciate at the stated rates (5% and 10%), compounded annually, from the date of grant until the end of the 10-year term. These values are calculated based on rules promulgated by the SEC and do not reflect our estimate or projection of future stock prices. Actual gains, if any, on stock option exercises will depend on the future performance of the price of our common stock and the timing of exercises.

Aggregated Option Exercises During Fiscal 2002 and Fiscal Year-End Option Values

			Number of Securities	Value of Unexercised
			Underlying Unexercised	In-the-Money Options
	Shares		Options at End of	at End of
	Acquired on	Value	Fiscal 2002	Fiscal 2002 ($)
Name	Exercise (#)	Realized ($)	Exercisable/Unexercisable	Exercisable/Unexercisable

Jerald G. Fishman	160,000	5,894,725	544,982 / 3,576,982	11,125,970 / 31,272,100
Brian P. McAloon	10,000	398,950	189,362 / 452,895	3,951,076 / 1,955,231
Joseph E. McDonough	28,333	1,071,013	94,025 / 428,239	1,866,144 / 1,955,231
Samuel H. Fuller	7,333	292,550	83,381 / 259,384	1,516,910 / 1,270,061
Franklin Weigold	64,667	1,344,862	2,354 / 256,521	0 / 915,410

Equity Compensation Plan Information

(c)
	(a)		Number of
	Number of		securities
	securities to be		remaining available
	issued upon	(b)	for future issuance
	exercise of	Weighted-average	under equity
	outstanding	exercise price of	compensation
	options, warrants,	outstanding	plans (excluding
	and rights	options, warrants,	securities reflected
Plan Category	(#)(1)	and rights ($)	in column (a))

Equity compensation plans approved by shareholders	69,062,784	25.64	13,128,861 (2)
Broad-based stock plans pursuant to New York Stock Exchange rules*(3)	16,569,710	24.76	33,430,290

TOTAL	85,632,494	25.47	46,559,151 (2)

*	Our officers and directors are ineligible to receive grants under our 2001 broad-based option plan.

(1)	This table excludes an aggregate of 218,074 shares issuable upon exercise of outstanding options assumed by Analog in connection with various acquisition transactions. The weighted average exercise price of the excluded options is $5.22.

(2)	Includes 2,554,080 shares issuable under our Employee Stock Purchase Plan, of which up to 683,075 are issuable in connection with the current offering period which ends May 30, 2003.

(3)	Issued pursuant to our 2001 Broad-Based Stock Option Plan, which does not require the approval of and has not been approved by our stockholders.

Forward-Looking Statements

      This Annual Report on Form 10-K contains or incorporates forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. We have included important factors in the cautionary statements below under the heading “Factors That May Affect Future Results” that we believe could cause our actual results to differ materially from the forward-looking statements we make. We do not intend to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Factors That May Affect Future Results

Our future operating results are difficult to predict and may materially fluctuate.

      Our future operating results are difficult to predict and may be materially affected by a number of factors, including the timing of new product announcements or introductions by us or our competitors, competitive pricing pressures, fluctuations in manufacturing yields, adequate availability of wafers and manufacturing capacity, the risk that our backlog could decline significantly, our ability to hire, retain and motivate adequate numbers of engineers and other qualified employees to meet the demands of our largest customers, changes in product mix, and the effect of adverse changes in economic conditions in the United States and international markets. In addition, the semiconductor market has historically been cyclical and subject to significant economic downturns at various times, including the decline in demand experienced since early in fiscal year 2001. Our business is subject to rapid technological changes and there can be no assurance, depending on the mix of future business, that products stocked in inventory will not be rendered obsolete before we ship them. As a result of these and other factors, there can be no assurance that we will not experience material fluctuations in future operating results on a quarterly or annual basis.

Long-term contracts are not typical for us and reductions, cancellations or delays in orders for our products could adversely affect our operating results.

      In certain markets where end-user demand may be particularly volatile and difficult to predict, some customers place orders that require us to manufacture product and have it available for shipment, even though the customer is unwilling to make a binding commitment to purchase all, or even any, of the product. At any given time, this situation could affect a portion of our backlog. As a result, we are subject to the risk of cancellation of orders leading to a sharp fall-off of sales and backlog. Further, those orders may be for products that meet the customer’s unique requirements so that those cancelled orders would, in addition, result in an inventory of unsaleable products, resulting in potential inventory write-offs. As a result of lengthy manufacturing cycles for certain of the products subject to these uncertainties, the amount of unsaleable product could be substantial. Reductions, cancellations or delays in orders for our products could adversely affect our operating results.

Our future success depends upon our ability to develop and market new products and enter new markets.

      Our success significantly depends on our continued ability to develop and market new products. There can be no assurance that we will be able to develop and introduce new products in a timely manner or that new products, if developed, will achieve market acceptance. In addition, our growth is dependent on our continued ability to penetrate new markets where we have limited experience and competition is intense. There can be no assurance that the markets we serve will grow in the future, that our existing and new products will meet the requirements of these markets, that our products will achieve customer acceptance in these markets, that competitors will not force prices to an unacceptably low level or take market share from us, or that we can achieve or maintain profits in these markets. Also, some of our customers in these markets are less established, which could subject us to increased credit risk.

We may not be able to compete successfully in the semiconductor industry in the future.

      Many other companies offer products that compete with our products. Some also offer other electronic products, and some have greater financial, manufacturing, technical and marketing resources than we have. Additionally, some formerly independent competitors have been purchased by larger companies. Our competitors also include emerging companies selling specialized products to markets we serve. There can be no assurance that we will be able to compete successfully in the future against existing or new competitors, or that our operating results will not be adversely affected by increased price competition.

We may not be able to satisfy increasing demand for our products, and increased production may lead to overcapacity and lower prices.

      The cyclical nature of the semiconductor industry has resulted in sustained or short-term periods when demand for our products has increased or decreased rapidly. We, and the semiconductor industry, experienced a period of rapid decreases in demand that began early in fiscal 2001. As a result, we have overcapacity due to the expansion of our production facilities and increased access to third-party foundries. However, we cannot be sure that we will not encounter unanticipated production problems at either our own facilities or at third-party foundries, or that our capacity will be sufficient to satisfy demand for our products. We believe that other semiconductor manufacturers have expanded their production capacity over the past several years. This expansion by us and our competitors, and the continuation of the decline in the demand for semiconductor products that began early in fiscal 2001, has led to overcapacity in our target markets, which has resulted in a year-over-year decline in our revenue and could lead to price erosion that would adversely affect our operating results.

We rely on third-party subcontractors and manufacturers for some industry-standard wafers and assembly/test services, and therefore cannot control their availability or conditions of supply.

      We rely, and plan to continue to rely, on assembly and test subcontractors and on third-party wafer fabricators to supply most of our wafers that can be manufactured using industry-standard digital processes. This reliance involves several risks, including reduced control over delivery schedules, manufacturing yields and costs. Additionally, we utilize third party wafer fabricators as sole-source suppliers, primarily Taiwan Semiconductor Manufacturing Company. These suppliers manufacture components in accordance with our proprietary designs and specifications. We have no written supply agreements with these sole-source suppliers and purchase our custom components through individual purchase orders. If these sole-source suppliers are unable or unwilling to manufacture and deliver sufficient quantities of components to us, on the time schedule and of the quality that we require, we may be forced to seek to engage additional or replacement suppliers, which could result in additional expenses and delays in product development or shipment of product to our customers.

Our revenues may not increase enough to offset the expense of additional capacity.

      Our capacity additions in fiscal 2001 resulted in a significant increase in operating expenses. If revenue levels do not increase enough to offset these additional expense levels, our future operating results could be adversely affected. In addition, asset values could be impaired if the additional capacity is underutilized for an extended period of time. Should we be unsuccessful in completing this expansion on time, or should customer demand fail to increase and we no longer need the additional capacity, our financial position and results of operations could be adversely impacted.

Our transition of products to more modern facilities and related inventory builds may not progress as planned.

      We are transitioning products from our older four-inch wafer fabrication facilities to our six-inch and eight-inch wafer fabrication facilities. We have built inventory in preparation for this transfer for both lifetime supply and transition inventory. We have recorded certain levels of reserves related to these inventory builds. Although we believe that we have used our best efforts and information to estimate future demand, due to the uncertain economic times and the difficulty inherent in predicting future results, it is possible that actual demand for our products will differ from our estimates. If we are unable to transition our products as planned or if actual demand for products included in our inventory builds is less than our estimates, our financial position and results of operations could be adversely impacted.

Our manufacturing processes are highly technical and may be interrupted.

      We have both generic and proprietary manufacturing processes that utilize a substantial amount of technology as the fabrication of integrated circuits is a highly complex and precise process. Minute impurities, contaminants in the manufacturing environment, difficulties in the fabrication process, defects in the masks used in the wafer manufacturing process, manufacturing equipment failures, wafer breakage or other factors can cause a substantial percentage of wafers to be rejected or numerous dice on each wafer to be nonfunctional. While we have significant expertise in semiconductor manufacturing, it is possible that some processes could become unstable. This instability could result in manufacturing delays and product shortages.

We rely on manufacturing capacity located in geologically unstable areas, which could affect the availability of supplies and services.

      We, and many companies in the semiconductor industry, rely on internal manufacturing capacity located in California and Taiwan as well as wafer fabrication foundries in Taiwan and other sub-contractors in geologically unstable locations around the world. This reliance involves risks associated with the impact of earthquakes on us and the semiconductor industry, including temporary loss of capacity, availability and cost of key raw materials and equipment and availability of key services including transport. In addition, California has experienced intermittent interruption in the availability of electricity. To date, the impact on us has been negligible. However, electricity is a critical resource for us, without which our products could not be manufactured at factories exposed to continued lengthy power interruptions. Any prolonged inability to utilize one of our manufacturing facilities as a result of fire, natural disaster, unavailability of electric power or otherwise, would have a material adverse effect on our results of operations and financial condition.

We are exposed to economic, political and other risks through our significant worldwide operations.

      During fiscal 2002, approximately 70% of our revenues were derived from customers in international markets. We have manufacturing facilities outside the United States in Ireland, the United Kingdom, the Philippines and Taiwan. In addition to being exposed to the ongoing economic cycles in the semiconductor industry, we are also subject to the economic and political risks inherent in international operations and their impact on the United States economy in general, including the risks associated with ongoing uncertainties and political and economic instability in many countries around the world as well as the economic disruption from acts of terrorism, particularly in the aftermath of the terrorist attacks of September 11, 2001 and the response to them by the United States and its allies. These risks include air transportation disruptions, expropriation, currency controls and changes in currency exchange rates, tax and tariff rates, freight rates and social and political unrest. Although we engage in hedging transactions to reduce our exposure to currency exchange rate fluctuations, there can be no assurance that our competitive position will not be adversely affected by changes in the exchange rate of the United States dollar against other currencies.

We are involved in frequent litigation regarding intellectual property rights, which could be costly to defend and could require us to redesign products or pay significant royalties.

      There can be no assurance that any patent will issue on pending applications or that any patent issued will provide substantive protection for the technology or product covered by it. We believe that patent and mask set protection is of less significance in our business than experience, innovation, and management skill. There also can be no assurance that others will not develop or patent similar technology, or reverse engineer our products, or that our confidentiality agreements with employees, consultants, silicon foundries and other suppliers and vendors will be adequate to protect our interests.

      The semiconductor industry is characterized by frequent claims and litigation involving patent and other intellectual property rights, including claims arising under our contractual indemnification of our customers. We have received from time to time, and may receive in the future, claims from third parties asserting that our products or processes infringe their patents or other intellectual property rights. In the event a third party makes a valid intellectual property claim against us and a license is not available to us on commercially reasonable terms, or at all, we could be forced either to redesign or to stop production of products incorporating that intellectual property, and our operating results could be materially and adversely affected. Litigation may be necessary to enforce our patents or other of our intellectual property rights or to defend us against claims of infringement, and this litigation could be costly and divert the attention of our key personnel. See Note 11 in the Notes to our Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for information concerning pending litigation that involves us. An adverse outcome in this or other litigation could have a material adverse effect on our consolidated financial position or on our consolidated results of operations or cash flows in the period in which the litigation is resolved.

We may be unable to adequately protect our proprietary rights, which may limit our ability to compete effectively.

      We rely primarily upon know-how, rather than on patents, to develop and maintain our competitive position. There can be no assurance that others will not develop or patent similar technology or reverse engineer our products or that the confidentiality agreements upon which we rely will be adequate to protect our interests. Other companies have obtained patents covering a variety of semiconductor designs and processes, and we might be required to obtain licenses under some of these patents or be precluded from making and selling the infringing products, if such patents are found to be valid. There can be no assurance that we would be able to obtain licenses, if required, upon commercially reasonable terms, or at all. Moreover, the laws of foreign countries in which we design, manufacture and market our products may afford little or no effective protection of our proprietary technology.

Leverage and debt service obligations may adversely affect our cash flow.

      During the fourth quarter of fiscal 2000, we issued $1,200,000,000 of 4.75% convertible subordinated notes due 2005 and, as a result, we have a substantial amount of outstanding indebtedness. We may be unable to generate cash sufficient to pay the principal of, interest on, and other amounts due in respect of, this indebtedness when due. Our substantial leverage could have significant negative consequences. This substantial leverage could increase our vulnerability to general adverse economic and industry conditions. It may require the dedication of a substantial portion of our expected cash flow from operations to service the indebtedness, thereby reducing the amount of our expected cash flow available for other purposes, including capital expenditures. It may also limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.

If we do not retain our key personnel, our ability to execute our business strategy will be limited.

      Our success depends to a significant extent upon the continued service of our executive officers and key management and technical personnel, particularly our experienced engineers, and on our ability to continue to attract, retain, and motivate qualified personnel. The competition for these employees is intense. The loss of the services of one or more of our key personnel could have a material adverse effect on our operating results. In addition, there could be a material adverse effect on us should the turnover rates for engineers and other key personnel increase significantly or if we are unable to continue to attract qualified personnel. We do not maintain any key person life insurance policy on any of our officers or employees.

Our future operating results are dependent on the performance of independent distributors and sales representatives.

      A significant portion of our sales are through independent distributors that are not under our control. These independent distributors generally represent product lines offered by several companies and thus could reduce their sales efforts applied to our products or terminate their representation of us. We generally do not require letters of credit from our distributors and are not protected against accounts receivable default or bankruptcy by these distributors. Our inability to collect open accounts receivable could adversely affect our results of operations. Termination of a significant distributor, whether at our initiative or the distributor’s initiative, could disrupt our current business. If we are unable to find suitable replacements in the event of terminations by significant distributors or sales representatives, our operating results could be adversely affected.

ITEM 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest Rate Exposure

      In January 2002, we entered into an interest rate swap agreement to hedge the benchmark interest rate of our $1,200 million convertible subordinated notes. The effect of the swap was to convert our 4.75% fixed rate to a variable rate, currently based on the 3-month London Interbank Offered Rate, or LIBOR. If LIBOR increases or decreases by 100 basis points, our annual interest expense would change by $12 million for fiscal 2002. Changes in interest rates would affect the fair value of the interest rate swap and the fair value of the debt obligation. For each basis point change in the swap curve, the fair value in fiscal 2002 would change by approximately $0.3 million. The fair value of the swap, and therefore the related debt obligation, would also be affected by the price and volatility of our common stock. Our annual interest income would change by approximately $28 million for each 100 basis point increase or decrease in interest rates. Therefore, the effect to our interest income, net of interest expense, would be approximately $16 million in fiscal year 2002 and $24 million in fiscal 2001. The fair values of our investment portfolio at November 2, 2002 and November 3, 2001 would not be significantly impacted by either an increase or decrease in interest rates primarily due to the short-term nature of the major portion of our investment portfolio.

     Foreign Currency Exposure

      As more fully described in Note 2 (i) in the Notes to our Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K, we regularly hedge our non-U.S. dollar-based exposures by entering into forward exchange contracts. The terms of these contracts are for periods matching the duration of the underlying exposure and generally range from three months to one year. The short-term nature of these contracts has resulted in these instruments having insignificant fair values at November 2, 2002 and November 3, 2001. Currently, our largest foreign currency exposure is against the Euro, primarily because Europe has a higher proportion of our local currency denominated expenses. Relative to foreign currency exposures existing at November 2, 2002 and November 3, 2001, a 10% unfavorable movement in foreign currency exchange rates would not expose us to significant losses in earnings or cash flows or significantly diminish the fair value of our foreign currency financial instruments, primarily due to the short lives of the affected financial instruments that effectively hedge substantially all of our year-end exposures against fluctuations in foreign currency exchange rates. The calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, such changes typically affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency selling prices.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ANALOG DEVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME
Years ended November 2, 2002, November 3, 2001 and October 28, 2000

	2002	2001	2000
(thousands, except per share amounts)
Revenue
Net sales	$1,707,508	$2,276,915	$2,577,547
Costs and Expenses
Cost of sales	802,980	1,008,095	1,116,520

Gross margin	904,528	1,268,820	1,461,027
Operating expenses:
Research and development	423,869	464,686	389,997
Selling, marketing, general and administrative	257,054	287,146	293,364
Purchased in-process research and development	—	9,500	—
Amortization of intangibles	56,873	52,795	10,569
Special charges	48,494	47,007	—

	786,290	861,134	693,930
Operating income	118,238	407,686	767,097
Nonoperating (income) expenses:
Interest expense	44,458	62,474	5,841
Interest income	(64,893)	(132,647)	(63,430)
Other, net	(1,677)	(29,385)	(41,025)

	(22,112)	(99,558)	(98,614)

Earnings
Income before income taxes	140,350	507,244	865,711
Provision for income taxes:
Payable currently	75,614	180,790	271,123
Deferred	(40,563)	(29,923)	(12,544)

	35,051	150,867	258,579

Net income	$105,299	$356,377	$607,132

Shares used to compute earnings per share — Basic	364,194	359,113	353,363

Shares used to compute earnings per share — Diluted	381,245	381,962	381,157

Earnings per share — Basic	$0.29	$1.00	$1.71

Earnings per share — Diluted	$0.28	$0.93	$1.59

See accompanying Notes.

ANALOG DEVICES, INC.

CONSOLIDATED BALANCE SHEETS
November 2, 2002 and November 3, 2001

	2002	2001
(thousands, except share amounts)
ASSETS
Current Assets
Cash and cash equivalents	$1,613,753	$1,364,949
Short-term investments	1,284,270	1,428,278
Accounts receivable less allowances of $15,506 ($15,398 in 2001)	228,338	218,151
Inventories	306,391	246,852
Deferred tax assets	152,552	139,418
Prepaid expenses and other current assets	38,921	37,271

Total current assets	3,624,225	3,434,919

Property, Plant and Equipment, at Cost
Land and buildings	294,037	294,598
Machinery and equipment	1,385,198	1,447,639
Office equipment	95,120	92,792
Leasehold improvements	131,113	130,528

	1,905,468	1,965,557
Less accumulated depreciation and amortization	1,124,564	1,057,615

Net property, plant and equipment	780,904	907,942

Other Assets
Deferred compensation plan investments	277,595	242,502
Other investments	2,010	4,003
Intangible assets, net	174,637	229,330
Other assets	120,820	66,167

Total other assets	575,062	542,002

	$4,980,191	$4,884,863

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings and current portion of obligations under capital leases	$3,745	$6,432
Accounts payable	91,269	79,784
Deferred income on shipments to distributors	110,271	142,011
Income taxes payable	126,471	121,844
Accrued liabilities	151,879	177,877

Total current liabilities	483,635	527,948

Noncurrent Liabilities
Long-term debt and obligations under capital leases	1,274,487	1,206,038
Deferred income taxes	22,612	51,345
Deferred compensation plan liability	283,210	243,848
Other noncurrent liabilities	16,231	12,658

Total noncurrent liabilities	1,596,540	1,513,889

Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $1.00 par value, 471,934 shares authorized, none outstanding	—	—
Common stock, $0.16 2/3 par value, 600,000,000 shares authorized, 367,680,211 shares issued (363,353,954 in 2001)	61,281	60,560
Capital in excess of par value, net of deferred compensation of $15,114 ($25,892 in 2001)	762,473	713,427
Retained earnings	2,179,619	2,074,320
Accumulated other comprehensive income	(1,908)	(204)

	3,001,465	2,848,103
Less 4,493,186 shares in treasury, at cost (103,630 in 2001)	101,449	5,077

Total stockholders’ equity	2,900,016	2,843,026

	$4,980,191	$4,884,863

See accompanying Notes.

ANALOG DEVICES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years ended November 2, 2002, November 3, 2001 and October 28, 2000

					Accumulated
	Common Stock		Capital in		Other	Treasury Stock
			Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Income	Shares	Amount
(thousands)
BALANCE, OCTOBER 30, 1999	178,049	$29,675	$523,106	$1,110,811	$12,209	(3,162)	$(59,770)
Activity in Fiscal 2000
Net income — 2000				607,132
Issuance of stock under stock plans and other, net of repurchases	6,205	1,033	52,148			(93)	(8,850)
Compensation recognized under Restricted Stock Plan			2,231
Tax benefit-stock option exercises			43,566
Two-for-one stock split	173,715	28,955	(94,231)			3,210	65,003
Other comprehensive income (loss)					(9,368)

BALANCE, OCTOBER 28, 2000	357,969	59,663	526,820	1,717,943	2,841	(45)	(3,617)

Activity in Fiscal 2001
Net income — 2001				356,377
Issuance of stock under stock plans and other, net of repurchases	3,923	654	19,664			358	20,371
Compensation recognized under Restricted Stock Plan			2,114
Tax benefit-stock option exercises			90,581
Issuance of common stock in connection with acquisitions	1,462	243	98,274
Deferred stock-based compensation related to acquisitions (net of amortization of $8,884)			(24,026)
Other comprehensive income (loss)					(3,045)
Common stock repurchased						(417)	(21,831)

BALANCE, NOVEMBER 3, 2001	363,354	60,560	713,427	2,074,320	(204)	(104)	(5,077)

Activity in Fiscal 2002
Net income — 2002				105,299
Issuance of stock under stock plans and other, net of repurchases	4,306	718	36,369			(10)	94
Compensation recognized under Restricted Stock Plan			1,421
Forfeitures of restricted stock						(66)	(519)
Tax benefit-stock option exercises			908
Issuance of stock in connection with acquisitions	20	3	991			37	1,803
Amortization of deferred stock-based compensation related to acquisitions			9,357
Other comprehensive income (loss)					(1,704)
Common stock repurchased						(4,350)	(97,750)

BALANCE, NOVEMBER 2, 2002	367,680	$61,281	$762,473	$2,179,619	$(1,908)	(4,493)	$(101,449)

See accompanying Notes.

ANALOG DEVICES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended November 2, 2002, November 3, 2001 and October 28, 2000

(thousands)	2002	2001	2000

Net income	$105,299	$356,377	$607,132
Foreign currency translation	950	(2,995)	(2,739)
Minimum pension liability adjustment (net of taxes of $1,140 in 2002)	(2,117)	—	—
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period (net of taxes of $2,105 in fiscal 2002, $122 in 2001 and $3,569 in 2000)	(3,908)	(226)	—
Less: reclassification adjustment for gains (losses) included in net income	226	—	(6,629)

Net unrealized gains (losses) on securities	(3,682)	(226)	(6,629)

Derivative instruments designated as cash flow hedges:
Cumulative effect of adopting FAS 133	—	(5,142)	—
Changes in fair value of derivatives	2,878	5,478	—
Less: reclassification into earnings	267	(160)	—

Net change in derivative instruments designated as cash flow hedges	3,145	176	—

Other comprehensive loss	(1,704)	(3,045)	(9,368)

Comprehensive income	$103,595	$353,332	$597,764

See accompanying Notes.

ANALOG DEVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended November 2, 2002, November 3, 2001 and October 28, 2000

	2002	2001	2000
(thousands)
Operations
Cash flows from operations:
Net income	$105,299	$356,377	$607,132
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	238,002	210,490	156,671
Gain on sale of investments	—	(28,084)	(43,857)
Non-cash portion of special charges	15,841	14,073	—
Other non-cash expense	9,602	10,590	14,132
Purchased in-process research and development	—	9,500	—
Tax benefit — stock option exercises	908	90,581	30,073
Deferred income taxes	(40,563)	(29,923)	(12,544)
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(10,771)	237,344	(213,696)
(Increase) decrease in inventories	(59,382)	82,267	(82,321)
Decrease (increase) in prepaid expenses and other current assets	4,018	(8,507)	(9,706)
Increase in investments — trading	(35,093)	(60,751)	(123,165)
(Decrease) increase in accounts payable, deferred income and accrued liabilities	(45,285)	(138,609)	233,408
Increase in income taxes payable	4,524	35,712	20,204
Increase in other liabilities	39,026	62,553	128,174

Total adjustments	120,827	487,236	97,373

Net cash provided by operations	226,126	843,613	704,505

Investments
Cash flows from investments:
Additions to property, plant and equipment, net	(57,412)	(297,236)	(274,837)
Purchases of short-term investments available-for-sale	(3,405,217)	(2,963,922)	(868,394)
Maturities of short-term investments available-for-sale	3,555,238	2,034,488	776,103
Proceeds from sale of investment	—	60,936	64,641
(Increase) decrease in long-term investments	—	(4,750)	348
Payments for acquisitions, net of cash acquired	(5,245)	(38,469)	(169,270)
Decrease (increase) in other assets	2,846	(11,427)	15,192

Net cash provided (used) by investments	90,210	(1,220,380)	(456,217)

Financing Activities
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	1,172,135
Repurchase of common stock	(97,750)	(21,831)	—
Proceeds from employee stock plans	37,305	39,947	42,864
Payments on capital lease obligations	(7,830)	(10,746)	(8,293)
Net decrease in variable rate borrowings	(437)	(5,473)	(76,416)

Net cash (used) provided by financing activities	(68,712)	1,897	1,130,290

Effect of exchange rate changes on cash	1,180	3,398	1,952

Net increase (decrease) in cash and cash equivalents	248,804	(371,472)	1,380,530
Cash and cash equivalents at beginning of year	1,364,949	1,736,421	355,891

Cash and cash equivalents at end of year	$1,613,753	$1,364,949	$1,736,421

See accompanying Notes.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended November 2, 2002, November 3, 2001 and October 28, 2000
(all tabular amounts in thousands except per share amounts)

1.	Description of Business

      Analog Devices, Inc. (“Analog” or the “Company”) is a world leader in the design, manufacture and marketing of high-performance analog, mixed-signal and digital signal processing integrated circuits used in signal processing for industrial, communication, computer and consumer applications. Since the Company’s inception in 1965, it has focused on solving the engineering challenges associated with signal processing in electronic equipment. The Company’s products play a fundamental role in converting real-world phenomena such as temperature, motion, pressure, light and sound into electrical signals to be used in a wide array of electronic equipment ranging from industrial process control, factory automation systems equipment, smart munitions, base stations, central office equipment, wireless telephones, computers, cars, CAT scanners, digital cameras and DVD players.

2.	Summary of Significant Accounting Policies

a.	Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. Upon consolidation, all significant intercompany accounts and transactions are eliminated. The Company’s fiscal year ends on the 52-week or 53-week period ending on the Saturday closest to the last day in October. Fiscal year 2002 was a 52-week year, fiscal year 2001 was a 53-week year, and fiscal year 2000 was a 52-week year.

      Certain amounts reported in previous years have been reclassified to conform to the fiscal 2002 presentation, such reclassifications were immaterial.

b.	Cash, Cash Equivalents and Investments

      Cash and cash equivalents are highly liquid investments with insignificant interest rate risk and maturities of three months or less at the time of acquisition. The Company’s investments, which generally have maturities between three and twelve months at time of acquisition, are considered short-term. Cash, cash equivalents and short-term investments consist primarily of corporate obligations such as commercial paper, corporate bonds and auction rate securities, but also include government agency notes, certificates of deposit, bank time deposits, institutional money market funds and bankers’ acceptances. Long-term investments consist of mutual funds, commercial paper and institutional money market funds that are acquired to generate returns that offset changes in certain liabilities related to deferred compensation arrangements, as well as equity securities.

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

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of the Company’s available-for-sale securities as of November 2, 2002 and November 3, 2001 were as follows:

	2002	2001

Corporate obligations	$2,588,483	$2,385,433
Government agency and municipal	98,200	207,270
Institutional money market funds	42,111	27,252
Bankers’ acceptances	5,352	4,239

Total available-for-sale securities	$2,734,146	$2,624,194

      Cash equivalents and short-term investments classified as held-to-maturity were $130 million and $108 million at November 2, 2002 and November 3, 2001, respectively and were comprised solely of Euro time deposits. Substantially all of the Company’s short-term investments have contractual maturities of twelve months or less at time of acquisition. Because of the short term to maturity, and hence relative price insensitivity to changes in market interest rates, amortized cost approximates fair value for all of these securities. No realized gains or losses were recorded during fiscal 2002, 2001 or 2000. Unrealized losses of $3.9 million, net of tax of $2.1 million, were recorded in fiscal 2002 and unrealized gains and losses were not material during fiscal 2001 and fiscal 2000. There were no cash equivalents or short-term investments classified as trading at November 2, 2002 and November 3, 2001.

      Long-term investments classified as trading were $278 million and $243 million at November 2, 2002 and November 3, 2001, respectively, and were based on published market quotes on November 1, 2002 and November 2, 2001, respectively. Gross realized and unrealized gains and losses from trading securities were not material in fiscal 2002, fiscal 2001 and fiscal 2000. There were approximately $0.9 million and $1.7 million at November 2, 2002 and November 3, 2001, respectively, of long-term investments classified as available-for-sale. Gross realized and unrealized gains and losses were not material in fiscal 2002, 2001 and 2000. There were no long-term investments classified as held-to-maturity at November 2, 2002 and November 3, 2001.

c.	Supplemental Cash Flow Statement Information

	2002	2001	2000

Cash paid during the fiscal year for:
Income taxes	$67,709	$52,353	$208,441
Interest, net of capitalized interest	$42,899	$51,720	$4,039

      The Company’s primary non-cash financing activities in fiscal 2002 and 2001 resulted from its fiscal 2001 acquisitions for which 1,462,066 shares of common stock were issued (valued at approximately $81.8 million) and stock options with a fair value of approximately $4.9 million were assumed. As a result, the Company recognized approximately $10.3 million and $8.8 million of stock-based compensation expense in fiscal 2002 and 2001, respectively.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

d.	Inventories

      Inventories are valued at the lower of cost (first-in, first-out method) or market. Inventories at November 2, 2002 and November 3, 2001 were as follows:

	2002	2001

Raw materials	$14,598	$18,221
Work in process	225,680	159,463
Finished goods	66,113	69,168

Total inventories	$306,391	$246,852

e.	Property, Plant and Equipment

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

      Total depreciation and amortization of property, plant and equipment was $181 million, $158 million and $143 million in fiscal 2002, 2001 and 2000, respectively. Property, plant and equipment included $77 million of capitalized leases in fiscal 2002 and fiscal 2001, net of $68 million and $56 million, respectively, of accumulated depreciation. During fiscal 2002 and 2001, the Company recorded $1.7 million and $6.5 million of capitalized interest, respectively.

f.	Goodwill and Other Acquisition-related Intangibles

	2002	2001

Goodwill	$166,199	$219,674
Other intangibles	8,438	9,656

Total	$174,637	$229,330

      Other intangibles include items such as acquired trained workforce and customer base. Goodwill and intangibles are evaluated for impairment periodically or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. When impairment indicators arise, goodwill is reviewed for impairment by comparing the carrying amount to the estimated future undiscounted cash flows of the lowest level of related assets. If this review indicates that goodwill is not recoverable, the carrying amount would be reduced to fair value based on a discounted cash flow analysis taking into consideration the time value of money and investment risk factors. Amortization lives are principally five years.

      The balances shown are net of total accumulated amortization of $145 million and $88 million as of November 2, 2002 and November 3, 2001, respectively. Amortization of goodwill and other acquisition-related intangibles was $57 million, $53 million and $13 million for fiscal 2002, 2001 and 2000, respectively.

g.	Grant Accounting

      The Company’s manufacturing facility in Limerick, Ireland has received various grants from the Industrial Development Authority of the Republic of Ireland. These grants include capital, employment and

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The functional currency for the Company’s foreign sales operations is the applicable local currency. Gains and losses resulting from translation of these foreign currencies into U.S. dollars are accumulated in other comprehensive income. Transaction gains and losses are included in income currently, including those at the Company’s principal foreign manufacturing operations where the functional currency is the U.S. dollar. Foreign currency transaction gains or losses included in other expenses, net, were not material in fiscal 2002, 2001 and 2000.

i.	Derivative Instruments and Hedging Agreements

      The Company enters into forward foreign exchange contracts to offset certain operational and balance sheet exposures from the impact of changes in foreign currency exchange rates. Such exposures result from the portion of the Company’s operations, assets and liabilities that are denominated in currencies other than the U.S. dollar, primarily the Japanese Yen and the Euro. These foreign exchange contracts are entered into to support product sales, purchases and financing transactions made in the normal course of business, and accordingly, are not speculative in nature.

      Effective October 29, 2000, the Company adopted Statement of Financial Accounting Standards No. 133 (FAS 133), “Accounting for Derivative Instruments and Hedging Activities,” as amended by Statement of Financial Accounting Standards No. 138 (FAS 138), “Accounting for Certain Instruments and Certain Hedging Activities.” As a result of the adoption of FAS 133, the Company records all derivative financial instruments in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of the derivative financial instruments are either recognized periodically in earnings or in stockholders’ equity as a component of other comprehensive income (OCI) depending on whether the derivative financial instrument qualifies for hedge accounting as defined by FAS 133. Changes in fair values of derivatives not qualifying for hedge accounting are reported in earnings as they occur. While the adoption of FAS 133 on October 29, 2000 did not have a material impact on operations, it resulted in a $5 million loss recognized in OCI, which was reclassified into earnings during fiscal 2001.

      Foreign Exchange Exposure Management — The Company has significant international sales and purchase transactions in foreign currencies and has a policy of hedging forecasted and actual foreign currency risk with forward foreign exchange contracts. The Company’s forward foreign exchange contracts are denominated in Japanese Yen, British Pounds Sterling and the Euro and are for periods consistent with the terms of the underlying transactions, generally one year or less. Derivative instruments are employed to eliminate or minimize certain foreign currency exposures that can be confidently identified and quantified. In accordance with FAS 133, hedges related to anticipated transactions are designated and documented at the inception of the respective hedges as cash flow hedges and are evaluated for effectiveness monthly. As the terms of the contract and the underlying transaction are matched at inception, forward contract effectiveness is calculated by comparing the change in fair value of the contract to the change in the forward value of the anticipated transaction, with the effective portion of the gain or loss on the derivative instrument reported as a component of OCI in stockholders’ equity and reclassified into earnings in the same period during which the hedged transaction affects earnings. Any residual change in fair value of the instruments, or ineffectiveness, is recognized immediately in other expense. No ineffectiveness was recognized in fiscal 2002 or 2001.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Additionally, the Company enters into foreign currency forward contracts that economically hedge the gains and losses generated by the remeasurement of certain recorded assets and liabilities in a non-functional currency. Changes in the fair value of these undesignated hedges are recognized in other expense immediately as an offset to the changes in the fair value of the asset or liability being hedged.

      Interest Rate Exposure Management — In January 2002, the Company entered into an interest rate swap with an aggregate notional amount of $1,200 million. The swap is a derivative instrument as defined by FAS 133 and was designated as a fair value hedge at inception. The swap hedges the benchmark interest rate of the Company’s $1,200 million Convertible Subordinated Notes and has the effect of swapping the 4.75% fixed rate of the Convertible Subordinated Notes into a LIBOR-based floating rate (1.61% as of November 6, 2002). The interest rate swap, as well as the Convertible Subordinated Notes, matures on October 1, 2005. As the critical terms of the interest rate swap and the underlying interest component of the Company’s notes were matched at inception, effectiveness is calculated by comparing the change in the fair value of the contract to the change in the fair value of the interest rate component, with the effective portion of the gain or loss on the derivative instrument reported in other expense. The interest rate swap is designed to provide for the termination of the swap in the event the notes are either converted or redeemed early. The Company evaluates this fair value hedge for effectiveness quarterly, and restructured certain terms in October 2002 to provide for an even more highly effective hedge relationship with the Convertible Subordinated Notes. The restructuring resulted in an interest rate swap with terms more favorable to the Company, offset by a promise to pay a fixed amount over time to the counterparty regardless of when the swap is terminated. The restructuring, which had no impact on earnings, increased the interest rate swap asset by $27 million, with an offsetting debt liability of an equal amount. The restructuring is expected to increase the effectiveness of the hedge on a prospective basis. The fair value hedge was determined to be highly effective during each quarter, and a minor amount of ineffectiveness, arising prior to the restructuring of the hedge, was recorded in other expense during fiscal year 2002.

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

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated Derivative Gains or Losses

      The following table summarizes activity in other comprehensive income related to derivatives classified as cash flow hedges held by the Company during the period of October 29, 2000 (the date of adoption of FAS 133) through November 2, 2002:

	2002	2001

Balance at beginning of year	$(176)	$—
Cumulative effect of adopting FAS 133 as of October 29, 2000	—	5,142
Changes in fair value of derivatives – (gain) loss	(2,878)	(5,478)
Reclassifications into earnings from other comprehensive income	(267)	160

Balance at end of year	$(3,321)	$(176)

      All of the accumulated gain will be reclassified into earnings over the next twelve months.

j.	Fair Values of Financial Instruments

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

	November 2, 2002		November 3, 2001

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Assets:
Cash and cash equivalents	$1,613,753	$1,613,753	$1,364,949	$1,364,949
Short-term investments	1,284,270	1,284,270	1,428,278	1,428,278
Long-term investments	279,605	279,605	246,505	246,505
Liabilities:
Short-term borrowings	(6)	(6)	(434)	(434)
Long-term debt, including current portion	(1,274,020)	(1,204,932)	(1,200,000)	(1,145,400)
Foreign Currency Instruments and Interest Rate Agreements:
Interest rate swap and cap agreements	74,608	74,608	(62)	(62)
Forward foreign currency exchange contracts	573	573	928	928

      The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

      Cash, cash equivalents and short-term investments — The carrying amounts of these items are a reasonable estimate of their fair value due to the short term to maturity and readily available market for these types of investments.

      Long-term investments — The fair value of long-term investments is based on quoted market values, with the exception of equity investments that are carried at cost.

      Short-term borrowings — The carrying amounts of these variable-rate borrowings approximate fair value due to the short period of time to maturity.

      Long-term debt — The fair value of long-term debt is based on quoted market values. The carrying amount is based on a FAS 133 valuation (see Note 2i. Derivative Instruments and Hedging Agreements).

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

     k.     Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates relate to the useful lives of fixed assets, allowances for doubtful accounts and customer returns, inventory reserves, potential reserves relating to litigation matters, accrued liabilities, accrued taxes and other reserves. Actual results could differ from those estimates, and such differences may be material to the financial statements.

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

      The Company sells its products to distributors and original equipment manufacturers involved in a variety of industries including industrial automation, instrumentation, military/ aerospace, communications, computers and peripherals, and high-performance consumer electronics. The Company has adopted credit policies and standards to accommodate growth in these markets. The Company performs continuing credit evaluations of its customers’ financial condition and although the Company generally does not require collateral, letters of credit may be required from its customers in certain circumstances. Reserves are provided for estimated amounts of accounts receivable that may not be collected.

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

     n.     Revenue Recognition

      Prior to fiscal 2001, the Company recognized revenue from product sales to end users upon shipment. In fiscal 2001, the Company adopted the provisions of Securities and Exchange Commission Staff Accounting Bulletin 101. Accordingly, revenue from product sales to end-users is now recognized when title passes, which for shipments to certain foreign countries is subsequent to product shipment. Title for these shipments

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ordinarily passes within a week of shipment. This accounting change did not materially impact the Company’s results of operations for fiscal 2001. For all periods presented, revenue is deferred on sales made through distributors until the distributors resell the products to the end users.

     o.     Other Comprehensive Income

      Components of other comprehensive income include net income and certain transactions that have generally been reported in the consolidated statement of stockholders’ equity. Other comprehensive income is comprised of net income, currency translation adjustments, minimum pension liability adjustments, unrealized gains (losses) on available-for-sale securities, and net gain or loss on derivative instruments designated as cash flow hedges.

      The components of accumulated other comprehensive income at November 2, 2002 and November 3, 2001 consisted of the following:

	2002	2001

Minimum pension liability adjustments	$(2,117)	$—
Unrealized gains (losses) on securities	(3,908)	(226)
Foreign currency translation	796	(154)
Derivative instruments designated as cash flow hedges	3,321	176

Total accumulated other comprehensive income	$(1,908)	$(204)

     p.     Advertising Expense

      Advertising costs are expensed as incurred. Advertising expense was $10.4 million in fiscal 2002 and fiscal 2001 and $16.1 million in fiscal 2000.

     q.     Income Taxes

      Deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted income tax rates and laws that are expected to be in effect when the temporary differences are expected to reverse. Additionally, deferred tax assets and liabilities are separated into current and noncurrent amounts based on the classification of the related assets and liabilities for financial reporting purposes.

     r.     Earnings Per Share of Common Stock

      Basic earnings per share is computed based only on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential future issuances of common stock relating to stock option programs and other potentially dilutive securities. In calculating diluted earnings per share, the dilutive effect of stock options is computed using the average market price for the respective period. Potential shares related to convertible debt and certain of the Company’s outstanding stock options

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

were excluded because they were anti-dilutive, however these shares could be dilutive in the future. The following table sets forth the computation of basic and diluted earnings per share:

	2002	2001	2000

Basic:
Net income	$105,299	$356,377	$607,132

Weighted shares outstanding	364,194	359,113	353,363

Earnings per share	$0.29	$1.00	$1.71

Diluted:
Net income	$105,299	$356,377	$607,132

Weighted shares outstanding	364,194	359,113	353,363
Assumed exercise of common stock equivalents	17,051	22,849	27,794

Weighted average common and common equivalent shares	381,245	381,962	381,157

Earnings per share	$0.28	$0.93	$1.59

Weighted-average anti-dilutive shares related to:
Outstanding stock options	25,876,756	7,533,121	—
Convertible debt	9,246,720	9,246,720	2,311,680
Employee stock purchase plan	112,932	—	—

     s.     Stock-Based Compensation

      The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations and, accordingly, recognizes no compensation expense for stock option grants. The Company has granted restricted stock for a fixed number of shares to employees for nominal consideration. Compensation expense related to restricted stock awards is recorded ratably over the restriction period.

     t.     New Accounting Standards

      In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 (FAS 141), “Business Combinations,” and No. 142 (FAS 142), “Goodwill and Other Intangible Assets.” FAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. Under FAS 142, which is effective for fiscal years beginning after December 15, 2001, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their estimated useful lives. The Company must adopt these new pronouncements no later than November 2002. Application of the non-amortization provisions of FAS 142 is expected to result in an increase in annual net income of approximately $54 million, beginning in fiscal 2003. During fiscal 2003, the Company will perform the first of the required impairment tests of goodwill as of November 3, 2002.

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, (FAS 143), “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is required to adopt FAS 143 in the

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

first quarter of fiscal 2003 and does not believe that the adoption of FAS 143 will have a material effect on its financial position or results of operations.

      In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, (FAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses the financial accounting and reporting for the impairment of long-lived assets. This statement supersedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions for the disposal of a segment of a business of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The Company is required to adopt FAS 144 in the first quarter of fiscal 2003 and does not believe that the adoption of FAS 144 will have a material effect on its financial position or results of operations.

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

      In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, (FAS 146), “Accounting for Costs Associated with Exit or Disposal Activities.” The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, plant closing, or other exit or disposal activity. This statement is effective for exit or disposal activities initiated after December 31, 2002. FAS 146 may affect the timing of the Company’s recognition of future exit or disposal costs, if any.

3.     Acquisitions

      During the first quarter of fiscal 2001, the Company completed the following acquisitions, which were accounted for as purchases, and, generally, the excess of the purchase price over the fair value of the net assets acquired has been allocated to goodwill and is amortized over five years:

•	In the first quarter of fiscal 2001, the Company completed the acquisitions of Thomas Neuroth AG (Neuroth), Signal Processing Associates Pty. Ltd. (SPA) and Integrated Micro Instruments, Inc. (IMI). The total amount paid for these acquisitions, as of November 2, 2002, was $10.2 million. As of November 2, 2002, the remaining contingent consideration was $2.7 million, which will be paid if certain operational objectives are met, and will be recorded as compensation expense.

•	On January 4, 2001, the Company acquired ChipLogic, Inc. (ChipLogic) of Santa Clara, California. ChipLogic is a developer of high-performance integrated circuits and software focused on the convergence of voice, broadband access and network protocol processing. The total purchase price of $68.3 million consisted of cash of approximately $4 million, approximately 1 million shares of our common stock valued at $60.2 million and the assumption of $4.1 million of outstanding ChipLogic vested stock options. Approximately $9.5 million represented the purchase price of in-process technology that had not yet reached technological feasibility, had no alternative future use and was charged to operations during fiscal 2001. An additional $8 million of cash consideration and 489,375 shares of common stock is due if certain operational objectives are achieved and will, if paid, be accounted for as compensation expense. Of these shares, 249,375 contingent shares have a fixed value of approximately $13 million, which is being charged to

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operations over a five-year period as their restrictions lapse. The remaining 240,000 shares are subject to performance-based criteria and during fiscal 2001, approximately $4.2 million of expense was recorded related to the issuance of 117,592 shares of common stock associated with the achievement of certain of these objectives. During fiscal 2002, approximately $5 million of expense was recorded related to the issuance of the remaining shares. As of November 2, 2002, there was $8 million of contingent consideration remaining to be paid. An additional $2.8 million of compensation expense is being recorded annually through fiscal 2005 related to the assumption of unvested stock options.

•	On January 16, 2001, the Company acquired Staccato Systems, Inc. (Staccato) of Mountain View, California. Staccato is in the field of audio synthesis technology. The total purchase price of $23.8 million consisted of $23 million in cash and the assumption of $0.8 million of outstanding Staccato stock options. The Company paid an additional $7 million related to the achievement of operational objectives that was accounted for as additional goodwill, of which approximately $5 million was recorded in fiscal 2002. All of the contingent consideration had been paid as of November 2, 2002. An additional $0.2 million of compensation expense is being recorded annually through fiscal 2005 related to the assumption of unvested stock options.

      Pro forma results of operations for Neuroth, SPA, IMI, ChipLogic and Staccato have not been provided herein as they were not material to the Company on either an individual or an aggregate basis. The results of operations of each acquisition are included in the Company’s consolidated statement of income from the date of each acquisition.

      During the third quarter of fiscal 2000, the Company acquired BCO Technologies plc (BCO), a company with operations in Belfast, Northern Ireland, in a cash-for-stock transaction valued at approximately $163 million. The acquisition was accounted for as a purchase, and the excess of the purchase price over the fair value of the assets acquired was allocated to workforce in place and goodwill, which are being amortized on the straight-line basis over five years. In connection with the acquisition, the Company recorded approximately $158 million of goodwill. There was no in-process research and development write-off related to this acquisition. Pro forma results of operations for BCO have not been provided herein as they were not material to the Company. The results of operations of this acquisition are included in the Company’s consolidated statement of income from the date of acquisition.

4.     Industry and Geographic Segment Information

      The Company operates and tracks its results in one reportable segment. The Company designs, develops, manufactures and markets a broad range of integrated circuits. The Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by Statement of Financial Accounting Standard No. 131 (SFAS 131), “Disclosures about Segments of an Enterprise and Related Information.”

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Geographic Information

      The Company operates in the following major geographic areas. Trade sales data is based upon point of sale and long-lived assets based upon physical location. The predominant countries comprising European operations are Ireland, England, France and Germany.

Geographic Segment Information	2002	2001	2000

Sales
North America	$516,642	$885,584	$1,151,853
Europe	358,951	553,928	504,669
Japan	288,686	340,951	350,822
Southeast Asia	543,229	496,452	570,203

Total sales	$1,707,508	$2,276,915	$2,577,547

Long-lived Assets
North America	$466,753	$583,125	$466,612
Europe	407,980	463,920	388,439
Philippines	70,160	72,305	60,320
Japan	739	1,088	1,229
Southeast Asia	9,909	16,834	55,324

Total long-lived assets	$955,541	$1,137,272	$971,924

5.     Special Charges

      A summary of the Company’s special charges is as follows:

	Fiscal 2002
					Fiscal 2001
	2nd Quarter	3rd Quarter	4th Quarter	FY02	Special
Income Statement	Special Charges	Special Charges	Special Charges	Total	Charges

Workforce reductions	$15,284	$3,676	$2,512	$21,472	$29,636
Abandonment of equipment	2,327	700	859	3,886	11,573
Equipment/lease cancellation and cleanup fees	8,076			8,076	3,298
Investment impairments	2,125	3,779	2,090	7,994	2,500
Other	903	1,258	944	3,105
Change in estimate	(1,465)		2,000	535
Goodwill impairment		3,426		3,426

Total Special Charges	$27,250	$12,839	$8,405	$48,494	$47,007

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the activity in accrued restructuring is as follows:

	Fiscal 2002
				Fiscal 2001
	2nd Quarter	3rd Quarter	4th Quarter	Special
Accrued Restructuring	Special Charges	Special Charges	Special Charges	Charges	Total

Special charges				$47,007	$47,007
Severance payments				(6,178)	(6,178)
Non-cash impairment charge				(14,073)	(14,073)

Balance at November 3, 2001				26,756	26,756

Special charges	$27,250	$12,839	$8,405		48,494
Severance payments	(583)	(680)	(110)	(16,824)	(18,197)
Other cash payments	(988)		(200)		(1,188)
Change in estimate	3,465		(2,000)	(1,465)	—
Non-cash impairment charge	(4,127)	(7,905)	(2,949)	(860)	(15,841)

Balance at November 2, 2002	$25,017	$4,254	$3,146	$7,607	$40,024

      During the second quarter of fiscal 2002, the Company recorded special charges of approximately $27.2 million (comprised of $28.7 million of second quarter charges offset by $1.5 million related to a change in estimate discussed below.) The second quarter charge was comprised of $25.7 million related to the planned transfer of production from the Company’s three older four-inch wafer fabrication facilities to the Company’s three six-inch and one eight-inch wafer fabrication facilities, and $3 million primarily related to the impairment of an investment, which was partially offset by an adjustment of $1.5 million related to equipment cancellation fees recorded in fiscal year 2001. The investment impairment, which was related to an equity investment in a private company, was due to the Company’s decision to abandon the product strategy for which the investment was made. Included in the $25.7 million special charge are severance and fringe benefit costs of $15.3 million for 509 manufacturing employees in the United States and Ireland, of which 182 of these employees had been terminated as of November 2, 2002, $2.3 million related to the write-down of equipment to be abandoned and $8.1 million of other charges, primarily related to lease termination and cleanup costs. The write-down of equipment was principally due to our decision to discontinue various product development strategies. This program is proceeding in accordance with the Company’s original plan and is expected to be substantially complete by the end of the second quarter of fiscal 2003.

      In addition, the remaining service lives of certain assets within the older four-inch wafer fabrication facilities have been shortened. As a result, depreciation expense included in cost of sales in fiscal 2002 included additional depreciation of approximately $8.7 million associated with the shortened lives.

      During the third quarter of fiscal 2002, the Company recorded special charges of $12.8 million. The charges included severance and fringe benefit costs of $3.7 million related to cost reduction actions taken in several product groups and, to a lesser extent, in manufacturing, $3.8 million related to the impairment of an investment, $3.4 million impairment of goodwill related to the closure of an Austrian design center acquired in fiscal 2001 and $1.9 million primarily related to the abandonment of equipment and lease cancellation fees. The investment impairment, which related to an equity investment in a private company, was due to the Company’s decision to abandon the product strategy for which the investment was made. The severance and fringe benefits costs were for approximately 70 engineering employees in the United States, Europe and Canada, and approximately 30 manufacturing employees in the United States. All of the manufacturing employees and approximately 32 of the engineering employees had been terminated as of November 2, 2002. The Company expects to substantially complete the above actions by the end of the first quarter of fiscal 2003.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During the fourth quarter of fiscal 2002, the Company recorded special charges of approximately $8.4 million. The charges included severance and fringe benefit costs of $2.5 million related to cost reduction actions taken in our sales group, several product groups and our manufacturing testing area for approximately 65 employees in the United States and Europe, of which 40 had been terminated as of November 2, 2002. The charges also included $2.1 million related to the impairment of investments, $1.8 million primarily related to the abandonment of equipment and lease cancellation fees and a change in estimate of $2 million related to clean-up costs previously recorded in the second quarter of fiscal 2002. The investment impairment charges were related to the decline in fair value of a publicly-traded equity investment below cost basis that was determined to be other-than-temporary and of an equity investment in a private company. The private company equity investment was part of a product strategy the Company decided to abandon. The Company expects to substantially complete this action by the third quarter of fiscal 2003.

      During fiscal 2001, the Company recorded special charges of $47 million related to cost reduction actions taken in response to the current economic climate. The actions consisted of workforce reductions in manufacturing and, to a lesser extent, in selling, marketing and administrative areas as well as a decision to consolidate worldwide manufacturing operations and rationalize production planning and quality activities. The cost reductions included severance and fringe benefit costs of $29.6 million for approximately 1,200 employees in the U.S., Europe, Asia and the Philippines of which approximately 1,010 of these employees had been terminated as of November 2, 2002. The remaining 190 employees are expected to be terminated during the first quarter of fiscal 2003. As of November 2, 2002, $23 million of the $29.6 million aggregate severance cost obligations pertaining to the fiscal 2001 worldwide cost reduction actions had been paid. The special charge also included $11.6 million related to the abandonment of equipment resulting from the consolidation of worldwide manufacturing operations and $5.8 million of other charges primarily related to equipment and lease cancellation fees. Based on the results of negotiations with vendors regarding purchase order cancellation fees, the amount paid was $1.5 million less that the amount recorded for such charges and accordingly, we adjusted the provision for purchase order cancellation fees by $1.5 million in the second quarter of fiscal 2002 to reflect this change in estimate.

6.     Deferred Compensation Plan Investments and Other Investments

      During the first quarter of fiscal 2001, the Company sold its investment in WaferTech, realizing a pretax gain on the sale of this investment of approximately $28 million. The Company had an equity investment in Chartered Semiconductor Manufacturing Pte., Ltd. in Singapore of approximately $27 million which represented a less than 5% ownership interest. During fiscal 2000, the Company sold its equity investment for $65 million, realizing a $44 million gain over the original cost of $21 million. These gains are included in other nonoperating income.

      Investments consist primarily of long-term investments in mutual funds and bank money market funds, which are related to the Company’s deferred compensation plan and are offset by a corresponding noncurrent liability to the plan participants (see Note 9). These investments are specifically designated as available to the Company solely for the purpose of paying benefits under the Company’s deferred compensation plan. However, in the event the Company became insolvent, the investments would be available to all unsecured general creditors. These investments are classified as trading.

      Investments are stated at fair value, which is based on market quotes, interest rates or management estimates, as appropriate. Adjustments to fair value of investments classified as available-for-sale are recorded as an increase or decrease in other comprehensive income, which is included as a component of stockholders’ equity. Adjustments to fair value of, and income pertaining to, other investments are recorded in operating expense.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.     Accrued Liabilities

      Accrued liabilities at November 2, 2002 and November 3, 2001 consisted of the following:

	2002	2001

Accrued compensation and benefits	$55,703	$66,261
Special charges	40,024	26,756
Other	56,152	84,860

Total accrued liabilities	$151,879	$177,877

8.     Debt and Credit Facilities

      Long-term debt at November 2, 2002 and November 3, 2001 consisted of the following:

	2002	2001

4.75% Convertible Subordinated Notes due October 1, 2005	$1,246,576	$1,200,000
Other	27,444	—

Total long-term debt	$1,274,020	$1,200,000

      On October 1, 2000, the Company issued $1,200 million of 4.75% Convertible Subordinated Notes due October 1, 2005 (the “2005 Notes”) with semiannual interest payments on April 1 and October 1 of each year. The 2005 Notes are convertible, at the option of the holder, into the Company’s common stock at any time unless previously redeemed or repurchased, at a conversion price of $129.78 per share, subject to adjustment in certain events. The net proceeds of the offering were $1,172 million after payment of the underwriting discount and expenses of the offering, which will be amortized over the term of the 2005 Notes.

      Other long-term debt of $27.4 million is due to a third-party counterparty and is related to the interest rate swap on the 2005 Notes entered into in fiscal 2002 (see Note 2i.) The swap is designed to terminate if the 2005 Notes are converted or redeemed early. As consideration for the restructuring of the interest rate swap agreement in the Company’s favor in October 2002, the Company agreed to pay a fixed amount to the counterparty that is due regardless of when the interest rate swap agreement terminates. This obligation is payable, plus interest at the LIBOR-based floating rate (1.61% as of November 6, 2002), on a quarterly basis over the same term as that of the interest rate swap, but the full amount is accelerated should the swap terminate prior to its contractual maturity.

      There were $6 thousand and $434 thousand of other short-term borrowings outstanding at November 2, 2002 and November 3, 2001, respectively, which were at prevailing market rates for the respective currencies. Borrowings under the Company’s lines of credit are generally due within six months.

9.	Deferred Compensation Plan Liability and Other Noncurrent Liabilities

      The deferred compensation plan liability relates to obligations due under the Analog Devices, Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan allows certain members of management and other highly-compensated employees and non-employee directors to defer receipt of all or any portion of their compensation and gains on stock options and restricted stock granted before July 23, 1997. The balance represents Deferred Compensation Plan participant accumulated deferrals, and earnings thereon, since the inception of the Deferred Compensation Plan. The Company’s liability under the Deferred Compensation Plan is an unfunded and unsecured general obligation of the Company. The other items included in other noncurrent liabilities primarily relate to pension liabilities.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.     Lease Commitments

      The Company leases certain of its facilities and equipment under various operating and capital leases that expire at various dates through 2020. The lease agreements frequently include renewal and escalation clauses and purchase provisions and require the Company to pay taxes, insurance and maintenance costs. Total rental expense under operating leases was approximately $21 million in fiscal 2002 and fiscal 2001 and $19 million in fiscal 2000.

      The following is a schedule of future minimum lease payments under capital leases and rental payments required under long-term operating leases at November 2, 2002:

	Operating	Capital
Fiscal Years	Leases	Leases

2003	$15,793	$3,828
2004	13,358	467
2005	11,889	—
2006	8,522	—
2007	4,553	—
Later Years	6,868	—

Total	$60,983	4,295

Less amount representing interest		(89)

Present value of minimum lease payments		$4,206

11.     Commitments and Contingencies

     Litigation

      The Company is a defendant in a federal lawsuit brought in the United States District Court for the Northern District of California (the “Court”) by Linear Technology Corporation (“LTC”). On June 26, 1997, LTC filed suit against the Company, Impala Linear Corporation, Toyoda Automatic Loom Works, Ltd., Maxim Integrated Products, Inc. and Unitrode Corporation alleging patent infringement and seeking injunctive relief and unspecified damages. The case was originally scheduled for trial on liability issues beginning on September 7, 1999. The original district judge recused himself and the case was reassigned three times before the Court granted several motions for summary judgment of non-infringement in favor of the defendants in September 2001. The Court also denied LTC’s motion for summary judgment of infringement and willful infringement against the Company. On October 4, 2001, the Court indicated that it would stay the matter and certify similar issues as to the Company to allow all parties to take appeals to the United States Court of Appeals for the Federal Circuit (“Federal Circuit”). LTC, Maxim and Unitrode filed cross appeals with the Federal Circuit. On November 1, 2001, LTC and the Company jointly petitioned the Federal Circuit to permit them to address the issues certified for appeal. On February 15, 2002, the Federal Circuit dismissed all of the appeals due to improper certification and denied the petition of LTC and the Company for permission to appeal. On June 4, 2002, LTC and the Company filed a stipulation of dismissal and proposed order dismissing all of LTC’s claims against the Company without prejudice. The judge issued an order on June 6, 2002, dismissing the case against Company without prejudice. While the renewed appeals of the other defendants include a challenge to the propriety of the dismissal of the Company being without prejudice, this matter is formally concluded as to the Company.

      On June 17, 2002, the Company received a letter from Plasma Physics Corporation (“Plasma Physics”) attaching a courtesy copy of a complaint it had filed against the Company in the Eastern District of New York alleging infringement by certain of the Company’s products of two patents held by Plasma Physics. In the letter, Plasma Physics indicated that it would like to license the patents to the Company. The letter further

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stated that Plasma Physics would forego service of the complaint for a period of 120 days, provided that the Company would agree to undertake negotiations over terms for licensing the above-referenced patents. The Company met with Plasma Physics, and those negotiations are ongoing. On October 17, 2002, Plasma Physics served the complaint. Analog has answered the complaint denying the allegations, and the litigation is in its early stages.

      On October 7, 2002, Townshend Intellectual Property, L.L.C. (“Townshend”) commenced an action in the United States District Court for the Northern District of California against the Company, alleging that the Company infringed eight patents, alleged to be owned by Townshend. Townshend’s complaint alleges that the Company’s Standalone Embedded Modems and Single Chip Internet Modems infringe those patents. The complaint seeks injunctive relief and unspecified damages. By letter dated October 16, 2002, the Company sought indemnification from Lucent Technologies, Inc. (“Lucent”). Lucent has denied that it has any indemnification obligations to the Company. The Company filed an Answer to the complaint with the Court, on or about December 12, 2002, denying infringement and liability. The Company continues to evaluate issues with regard to defenses and counterclaims, as well as indemnification issues with respect to Lucent.

      The Company is currently under audit by the United States Internal Revenue Service (the “IRS”) for fiscal year 1999 and fiscal year 2000. The audit has not been completed and the IRS has not issued a report on its audit.

      From time to time as a normal incidence of the nature of the Company’s business, various claims, charges and litigation are asserted or commenced against the Company arising from, or related to, contractual matters, patents, trademarks, personal injury, environmental matters, product liability, insurance coverage and personnel and employment disputes. As to such claims and litigation, including those items discussed above, the Company can give no assurance that it will prevail. However, the Company does not believe that these matters will have a material adverse effect on the Company’s consolidated financial position, although an adverse outcome of any of these matters could have a material adverse effect on the Company’s consolidated results of operations or cash flows in the quarter, or annual period in which one or more of these matters are resolved.

12.     Stockholders’ Equity

Stock Plans

      On December 5, 2001, the Board of Directors approved the 2001 Broad-Based Stock Option Plan (2001 Plan), which provides for the issuance of stock options to purchase up to 50 million shares of common stock. The 2001 Plan provides for the issuance of stock options to non-officer employees, consultants and advisors at a price not less than 100% of the fair market value of the common stock at the time the option is granted. The Company cannot grant options under the 2001 Plan to directors or officers.

      In fiscal 1998, the stockholders approved the 1998 Stock Option Plan (1998 Plan), which provides for the issuance of nonstatutory and incentive stock options to purchase up to 30 million shares of common stock. In March 2000, the stockholders approved an amendment to the 1998 Plan to increase the shares reserved for issuance by an additional 34 million shares. Officers, employees, directors, consultants and advisors of the Company and its subsidiaries are eligible to be granted options under this plan at a price not less than 100% (110% in the case of incentive stock options granted to 10% or greater stockholders) of the fair market value of the common stock at the time the option is granted. The Company’s 1988 Stock Option Plan (the “1988 Plan”) was terminated upon adoption of the 1998 Plan; however, options to purchase common stock remain outstanding under the 1988 Plan.

      While the Company may grant to employees options that become exercisable at different times or within different periods, the Company has generally granted to employees options that are exercisable on a cumulative basis in annual installments of 33 1/3% on each of the third, fourth and fifth anniversaries of the date

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of grant or in annual installments of 25% on each of the second, third, fourth and fifth anniversaries of the date of grant.

      Under the 1994 Director Option Plan, which was restated in 1998, and subsequently amended, each non-employee director was granted annually a non-statutory option to purchase 21,000 shares of common stock at an exercise price equal to the fair market value on the date of grant. Up to 1999, each newly elected non-employee director received a grant of an option to purchase 21,000 shares of common stock upon his or her election to the Board (each, an “Initial Grant”). The 1994 Director Option Plan was amended in 1999 whereby the number of shares of common stock underlying each Initial Grant was increased from 21,000 to 60,000. On December 8, 1999, the 1994 Director Option Plan was terminated (effective March 14, 2000), and the Board of Directors authorized that from and after March 14, 2000, all options granted to non-employee directors will be granted under the 1998 Plan, under which each non-employee director is granted annually a non-statutory stock option to purchase 20,000 shares (25,000 shares prior to fiscal year 2001) of common stock at an exercise price equal to the fair market value on the date of grant. The options granted to directors under the 1998 Plan, as well as the options previously granted under the 1994 Director Option Plan, are exercisable on a cumulative basis in annual installments of 33 1/3% on each of the first, second and third anniversaries of the date of grant.

      Information with respect to activity under the stock option plans is set forth below:

		Options Outstanding
	Shares
	Available		Weighted Average
Stock Option Activity	for Grant	Number	Price Per Share

Balance, October 30, 1999	17,688	45,382	$6.97
Additional shares authorized for 1998 Stock Option Plan	34,000	—	—
Options granted	(15,833)	15,833	31.03
Options exercised	—	(7,210)	5.05
Options canceled	1,755	(1,755)	14.02

Balance, October 28, 2000	37,610	52,250	$14.31

Options granted	(17,041)	17,041	44.00
Options exercised	—	(3,939)	6.74
Options canceled	1,615	(1,615)	24.37

Balance, November 3, 2001	22,184	63,737	$22.28

Shares authorized for 2001 Broad-Based Stock Option Plan	50,000	—	—
Shares cancelled upon termination of expired stock plans	(2,196)	—	—
Options granted	(28,127)	28,127	30.57
Options exercised	—	(3,869)	6.51
Options canceled	2,144	(2,144)	34.24

Balance, November 2, 2002	44,005	85,851	$25.41

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about options outstanding at November 2, 2002:

	Outstanding Options			Options Exercisable

		Weighted Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Range of Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise
Price	at 11/02/02	Life (Years)	Price	at 11/02/02	Price

$ 0.98-$ 9.93	26,835	4.8	$6.95	17,408	$6.89
$ 9.94-$19.85	915	5.8	13.46	476	13.42
$19.86-$29.78	27,621	8.5	24.33	150	26.25
$29.79-$59.55	29,832	8.6	42.34	1,557	40.89
$59.56-$99.25	648	7.6	73.66	34	73.23

$ 0.98-$99.25	85,851	7.3	$25.41	19,625	$10.01

      The Company has an employee stock purchase plan (ESPP) that allows eligible employees to purchase, through payroll deductions, shares of the Company’s common stock at 85% of the fair market value at specified dates. Employees purchased a total of 436,885 shares of common stock under this plan in fiscal 2002 (390,719 shares and 1,011,624 shares in fiscal 2001 and fiscal 2000, respectively) for a total purchase price of $13.6 million ($15.2 million and $16.5 million in fiscal 2001 and fiscal 2000, respectively). At November 2, 2002, approximately 2,554,000 common shares, net of retirements, remained available for issuance under the ESPP.

      Under the 1991 Restricted Stock Plan, which expired in December 2000, a maximum of 5,400,000 shares of common stock were authorized for awards by the Company to key employees for nominal consideration. Shares awarded under the plan were restricted as to transfer, usually for a period of five years and, under certain conditions, were subject to repurchase by the Company at the original purchase price per share. During fiscal 2002, 2001 and 2000, $0.9 million, $2.1 million, and $2.2 million, respectively, of compensation expense was recorded in connection with grants made under this plan. As of November 2, 2002, approximately 510,000 common shares were outstanding under the 1991 Restricted Stock Plan.

As of November 2, 2002, a total of 132,410,000 common shares were reserved for issuance under the Company’s stock plans.

Common Stock Repurchase

      In August 2002, the Company’s Board of Directors approved the repurchase of up to 15 million shares of common stock. As of November 2, 2002, the Company had purchased 4,350,100 shares of its common stock at an average purchase price of $22.47 per share. The repurchased shares are held as treasury shares and are being used for the employee stock purchase plan and other benefit plans.

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

      Pro forma information regarding net income and earnings per share is required by FAS 123 for awards granted after October 28, 1995 as if the Company had accounted for its stock-based awards to employees under the fair value method of FAS 123. The fair value of the Company’s stock-based awards to employees was estimated using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. The fair value of the Company’s stock-based awards to employees was estimated assuming no expected dividends and the following weighted average assumptions:

	Options			ESPP

	2002	2001	2000	2002	2001	2000

Expected life (years)	5.2	5.3	4.9	1.0	1.0	1.0
Expected stock price volatility	70.5%	65.4%	56.6%	65.0%	89.9%	72.5%
Risk-free interest rate	3.5%	5.7%	6.0%	3.9%	3.9%	6.3%

      The following is a summary of weighted average grant date values generated by application of the Black-Scholes model:

	Weighted Average Grant Date Value

	2002	2001	2000

Stock option plans	$18.89	$26.95	$16.90
ESPP	$17.40	$37.82	$7.88

      As required under FAS 123, the reported net (loss) income and basic and diluted earnings per share have been presented to reflect the impact had the Company been required to include the amortization of the Black-Scholes option value as expense. For purposes of this disclosure, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The Company’s pro forma information follows:

	2002	2001	2000

Net income as reported	$105,299	$356,377	$607,132
Pro forma stock option expense	(227,166)	(164,779)	(80,517)

Pro forma net income (loss)	$(121,867)	$191,598	$526,615

Pro forma diluted earnings (loss) per share — Basic	$(0.33)	$0.53	$1.49
Pro forma diluted earnings (loss) per share — Diluted	$(0.33)	$0.50	$1.38

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

Common Stock Purchase Rights

      In March 1998, the Board of Directors adopted a Stockholder Rights Plan (the Stockholder Rights Plan) that replaced a plan adopted by the Board in 1988. Pursuant to the Stockholder Rights Plan, after giving effect to the Company’s two-for-one stock split effected on March 15, 2000, each share of the Company’s common stock currently has an associated one-half of a right. Under certain circumstances, each whole right would

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

entitle the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock at a purchase price of $180 in cash, subject to adjustment.

      The rights are not exercisable and cannot be transferred separately from the common stock until ten business days (or such later date as may be determined by the Board of Directors) after (i) the public announcement that a person or group of affiliated or associated persons has acquired (or obtained rights to acquire) beneficial ownership of 15% or more of common stock or (ii) the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning 20% or more of the outstanding common stock. If and when the rights become exercisable, each holder of a right shall have the right to receive, upon exercise, that number of shares of common stock (or in certain circumstances, cash, property or other securities of the Company) that equals the exercise price of the right divided by 50% of the current market price (as defined in the Stockholder Rights Plan) per share of common stock at the date of the occurrence of such event. In the event that at any time after any person becomes an acquiring person, (i) the Company is consolidated with, or merged with and into, another entity and the Company is not the surviving entity of such consolidation or merger or if the Company is the surviving entity, but shares of its outstanding common stock are changed or exchanged for stock or securities or cash or any other property, or (ii) 50% or more of the Company’s assets or earning power is sold or transferred, each holder of a right shall thereafter have the right to receive upon exercise, that number of shares of common stock of the acquiring company that equals the exercise price of the right divided by 50% of the current market price of such common stock at the date of the occurrence of the event.

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

13.     Retirement Plans

      The Company and its subsidiaries have various savings and retirement plans covering substantially all employees. The Company maintains a defined contribution plan for the benefit of its eligible United States employees. This plan provides for Company contributions of up to 5% of each participant’s total eligible compensation. In addition, the Company contributes an amount equal to each participant’s pre-tax contribution, if any, up to a maximum of 3% of each participant’s total eligible compensation. The Company also has various defined benefit pension and other retirement plans for certain non-U.S. employees that are consistent with local statutes and practices. The total expense related to all of the Company’s retirement plans was approximately $28 million in each of fiscal 2002 and fiscal 2001 and $26 million in fiscal year 2000, which primarily consisted of costs related to the U.S. defined contribution plan. Also included in total expense is pension expense related to non-U.S. defined benefit plans of approximately $4 million in fiscal 2002 and $3 million for each of the fiscal years 2001 and 2000.

Non-U.S. Plan Disclosures

      The Company’s funding policy for its foreign defined benefit pension plans is consistent with the local requirements of each country. The plans’ assets consist primarily of U.S. and non-U.S. equity securities, bonds, property and cash.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Net annual periodic pension cost of non-U.S. plans is presented in the following table:

	2002	2001	2000

Service cost	$5,144	$4,334	$4,110
Interest cost	4,023	3,689	3,085
Expected return on plan assets	(5,115)	(4,534)	(4,044)
Amortization of prior service cost	136	131	139
Amortization of transitional (asset) or obligation	(81)	(56)	(68)
Recognized actuarial (gain) or loss	359	(87)	(258)

Net periodic pension cost	$4,466	$3,477	$2,964

      Obligation and asset data of the plans at each fiscal year end is presented in the following table:

	2002	2001

Change in Benefit Obligation
Benefit obligation at beginning of year	$69,059	$63,306
Service cost	5,144	4,334
Interest cost	4,023	3,689
Curtailment (gain)/loss	(1,218)	—
Participant contributions	1,499	1,512
Actuarial (gain)/loss	(3,255)	2,952
Benefits paid	(2,157)	(2,400)
Exchange rate adjustment	6,316	(4,334)

Benefit obligation at end of year	$79,411	$69,059

Change in Plan Assets
Fair value of plan assets at beginning of year	$58,282	$70,364
Actual return on plan assets	(9,852)	(8,868)
Employer contributions	2,415	2,461
Participant contributions	1,499	1,512
Benefits paid	(2,157)	(2,400)
Exchange rate adjustment	4,856	(4,787)

Fair value of plan assets at end of year	$55,043	$58,282

Reconciliation of Funded Status
Funded status	$(24,368)	$(10,777)
Contribution between September 30 and fiscal year end	204	—
Unrecognized transition obligation or (asset)	13	216
Unrecognized actuarial loss or (gain)	16,820	4,494
Unrecognized prior service cost	551	627

Net amount recognized	$(6,780)	$(5,440)

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2002	2001

Amounts Recognized in the Balance Sheet Consist of
Prepaid benefit Cost	$60	$2,108
Accrued benefit liability	(10,404)	(7,548)
Intangible asset	307	—
Accumulated other comprehensive income	3,257	—

Net amount recognized	$(6,780)	$(5,440)

Other comprehensive income attributable to change in additional minimum liability recognition	$3,257	$—

      The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for non-U.S. pension plans with accumulated benefit obligation in excess of plan assets were $20.8 million, $17.8 million and $9.4 million respectively, at September 30, 2002 and $23.3 million, $16.9 million and $11.5 million, respectively, at November 3, 2001.

      The range of assumptions used for the non-U.S. defined benefit plans reflects the different economic environments within the various countries. The projected benefit obligation was determined using the following assumptions:

	2002	2001

Discount rate	5.50%	5.73%
Rate of increase in compensation levels	3.80%	3.99%
Expected long-term return on plan assets	7.67%	7.88%

14.     Income Taxes

      The reconciliation of income tax computed at the U.S. federal statutory rates to income tax expense is as follows:

	2002	2001	2000

U.S. federal statutory tax rate	35.0%	35.0%	35.0%
Income tax provision reconciliation:
Tax at statutory rate	$49,123	$177,535	$302,999
Irish income subject to lower tax rate	(23,882)	(22,265)	(35,605)
State income taxes, net of federal benefit	260	3,225	6,448
Research and development tax credits	(3,764)	(9,650)	(11,288)
Extraterritorial/income exclusion/ Foreign Sales Corporation	—	(7,700)	(5,392)
Amortization of goodwill	11,746	8,628	1,037
Net foreign tax in excess of U.S. federal statutory tax rate	960	497	428
Other, net	608	597	(48)

Total income tax provision	$35,051	$150,867	$258,579

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For financial reporting purposes, income before income taxes includes the following components:

	2002	2001	2000

Pretax income (loss):
Domestic	$(123,461)	$217,457	$622,331
Foreign	263,811	289,787	243,380

Total income before income taxes	$140,350	$507,244	$865,711

      The components of the provision for income taxes are as follows:

	2002	2001	2000

Current:
Federal	$27,147	$113,334	$224,413
Foreign	48,067	62,494	37,205
State	400	4,962	9,505

Total current	$75,614	$180,790	$271,123

Deferred (prepaid):
Federal	$(41,868)	$(28,448)	$(11,807)
Foreign	1,305	(1,475)	(737)

Total deferred (prepaid)	$(40,563)	$(29,923)	$(12,544)

      The Company’s practice is to reinvest indefinitely the earnings of certain international subsidiaries. Accordingly, no U.S. income taxes have been provided for approximately $1,055 million of unremitted earnings of international subsidiaries. As of November 2, 2002, the amount of unrecognized deferred tax liability on these unremitted earnings was $230 million. At November 2, 2002, the Company had general business credit carryovers of approximately $15.6 million that begin to expire in 2021, and a foreign tax credit of approximately $7 million that will expire in 2008.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The significant components of the Company’s deferred tax assets and liabilities for the fiscal years ended November 2, 2002 and November 3, 2001 are as follows:

	2002	2001

Deferred tax assets:
Inventory reserves	$41,204	$40,419
Deferred income on shipments to distributors	26,250	34,670
Reserves for compensation and benefits	60,200	46,398
Tax credit carryovers	22,554	12,228
FAS 115 mark-to-market adjustment	1,983	122
Accrued liabilities	1,895	2,044
Other	4,817	3,537

Total gross deferred tax assets	158,903	139,418

Deferred tax liabilities:
Depreciation	(19,966)	(41,849)
Undistributed earnings of foreign subsidiaries	(6,768)	(8,415)
Other	(2,229)	(1,081)

Total gross deferred tax liabilities	(28,963)	(51,345)

Net deferred tax assets	$129,940	$88,073

      The Company has provided for potential liabilities due in various foreign jurisdictions. Judgment is required in determining the worldwide income tax expense provision. In the ordinary course of global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of cost reimbursement arrangements among related entities. Although the Company believes its estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different than that which is reflected in the historical income tax provisions and accruals. Such differences could have a material impact on the Company’s income tax provision and operating results in the period in which such determination is made.

15.     Related Party Transactions

      Certain of the Company’s directors are affiliated with companies that sell products to the Company. Management believes the terms and prices for the purchases of these products are no less favorable than those obtained from unaffiliated parties. One of the Company’s directors became a director of Taiwan Semiconductor Manufacturing Company (TSMC) during fiscal 2002. The Company purchased approximately $206 million of product from TSMC in fiscal year 2002, and approximately $19 million was payable to TSMC as of November 2, 2002. Management anticipates the Company will make similar purchases in fiscal year 2003.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Analog Devices, Inc.

      We have audited the accompanying consolidated balance sheets of Analog Devices, Inc. as of November 2, 2002 and November 3, 2001, and the related consolidated statements of income, stockholders’ equity, comprehensive income and cash flows for each of the three years in the period ended November 2, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(d). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Analog Devices, Inc. at November 2, 2002 and November 3, 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 2, 2002, in conformity with accounting principles generally accepted in the United States.

Boston, Massachusetts

November 18, 2002

ANALOG DEVICES, INC.

SUPPLEMENTARY FINANCIAL INFORMATION
(Unaudited)

      Quarterly financial information for fiscal 2002 and fiscal 2001 (thousands except per share amounts and as noted):

	4Q02	3Q02	2Q02	1Q02	4Q01	3Q01	2Q01	1Q01

Net sales	455,718	445,448	413,368	392,974	423,313	479,886	601,442	772,274

Cost of sales	213,084	208,182	192,537	189,177	203,432	226,008	258,635	320,020
Gross margin	242,634	237,266	220,831	203,797	219,881	253,878	342,807	452,254
% of sales	53%	53%	53%	52%	52%	53%	57%	59%

Operating expenses:
Research and development	109,299	107,040	102,821	104,709	106,054	112,101	124,821	121,710
Selling, marketing, general and administrative	69,204	67,138	62,354	58,358	57,447	66,583	77,563	85,553
Purchased in-process research and development	—	—	—	—	—	—	—	9,500
Amortization of intangibles	14,207	14,327	14,234	14,105	14,487	14,006	13,996	10,306
Special charges	8,405	12,839	27,250	—	20,850	26,157	—	—

Total operating expenses	201,115	201,344	206,659	177,172	198,838	218,847	216,380	227,069
% of sales	44%	45%	50%	45%	47%	46%	36%	29%

Operating income	41,519	35,922	14,172	26,625	21,043	35,031	126,427	225,185
% of sales	9%	8%	3%	7%	5%	7%	21%	29%

Nonoperating expenses (income):
Interest expense	10,286	10,847	9,542	13,783	13,644	15,716	16,245	16,869
Interest income	(14,610)	(14,566)	(15,358)	(20,359)	(25,424)	(30,158)	(35,817)	(41,248)
Other, net	(517)	(21)	(48)	(1,091)	116	(212)	(1,173)	(28,116)*

Total nonoperating (income) expense	(4,841)	(3,740)	(5,864)	(7,667)	(11,664)	(14,654)	(20,745)	(52,495)

Income before income taxes	46,360	39,662	20,036	34,292	32,707	49,685	147,172	277,680
% of sales	10%	9%	5%	9%	8%	10%	24%	36%

Provision for income taxes	11,590	8,249	5,610	9,602	8,506	10,382	44,676	87,303

Net income	34,770	31,413	14,426	24,690	24,201	39,303	102,496	190,377
% of sales	8%	7%	4%	6%	6%	8%	17%	25%
Per share — basic	.10	.09	.04	.07	.07	.11	.29	.53
Per share — diluted	.09	.08	.04	.06	.06	.10	.27	.50

Shares used to compute earnings per share (in thousands)
Basic	364,019	365,065	364,545	363,147	361,110	359,535	358,739	357,070
Diluted	377,285	380,770	383,455	383,471	381,775	381,903	380,777	383,392

*	Includes $28 million of realized gain on sale of investment in WaferTech, LLC.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The response to this item is contained in part under the caption “EXECUTIVE OFFICERS OF THE COMPANY” in Part I of this Annual Report on Form 10-K, and the remainder is contained in our Proxy Statement for the Annual Meeting of Stockholders to be held on March 11, 2003 under the caption “Proposal 1 — Election of Directors,” and is incorporated herein by reference. Information relating to certain filings on Forms 3, 4, and 5 is contained in our 2003 proxy statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

      We have adopted a written code of business conduct and ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We intend to disclose any amendments to, or waivers from, our code of business conduct and ethics on our website which is located at www.analog.com.

ITEM 11.	EXECUTIVE COMPENSATION

      The response to this item is contained in our 2003 proxy statement under the captions “Directors’ Compensation,” “Information About Executive Compensation,” “Severance and Other Agreements” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

      The sections entitled “Report of the Compensation Committee” and “Comparative Stock Performance Graph” in our 2003 proxy statement are not incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The response to this item is contained in our 2003 proxy statement under the caption “Security Ownership of Certain Beneficial Owners and Management,” and “Securities Authorized for Issuance Under Equity Compensation Plans,” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The response to this item is contained in our 2003 proxy statement under the caption “Certain Relationships and Related Transactions,” and is incorporated herein by reference.

ITEM 14.	CONTROLS AND PROCEDURES

      Within the 90-day period prior to the filing of this Annual Report on Form 10-K, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and are operating in an effective manner.

      There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)     The following are filed as part of this Annual Report on Form 10-K:

1.     Financial Statements

      The following consolidated financial statements are included in Item 8:

—	Consolidated Statements of Income for the years ended November 2, 2002, November 3, 2001 and October 28, 2000

—	Consolidated Balance Sheets as of November 2, 2002 and November 3, 2001

—	Consolidated Statements of Stockholders’ Equity for the years ended November 2, 2002, November 3, 2001 and October 28, 2000

—	Consolidated Statements of Comprehensive Income (Loss) for the years ended November 2, 2002, November 3, 2001 and October 28, 2000

—	Consolidated Statements of Cash Flows for the years ended November 2, 2002, November 3, 2001 and October 28, 2000

(b)     Reports on Form 8-K

      On August 6, 2002, we filed a current report on Form 8-K pursuant to Item 9 related to the statements under oath of our Chief Executive Officer and our Chief Financial Officer regarding facts and circumstances relating to Exchange Act filings.

(c)     Exhibits

      The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Annual Report on Form 10-K.

(d)     Financial Statement Schedules

      The following consolidated financial statement schedule is included in Item 15(d):

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

ANALOG DEVICES, INC.

By: /s/ JERALD G. FISHMAN Jerald G. Fishman President, Chief Executive Officer and Director (Principal Executive Officer)

Date: January 29, 2003

      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ RAY STATA Ray Stata	Chairman of the Board	January 29, 2003

/s/ JERALD G. FISHMAN Jerald G. Fishman	President, Chief Executive Officer and Director (Principal Executive Officer)	January 29, 2003

/s/ JOSEPH E. MCDONOUGH Joseph E. McDonough	Vice President-Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	January 29, 2003

/s/ JOHN L. DOYLE John L. Doyle	Director	January 29, 2003

/s/ CHARLES O. HOLLIDAY Charles O. Holliday	Director	January 29, 2003

/s/ JOEL MOSES Joel Moses	Director	January 29, 2003

/s/ F. GRANT SAVIERS F. Grant Saviers	Director	January 29, 2003

/s/ LESTER C. THUROW Lester C. Thurow	Director	January 29, 2003

CERTIFICATIONS

I, Jerald G. Fishman, certify that:

1.	I have reviewed this annual report on Form 10-K of Analog Devices, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JERALD G. FISHMAN

Jerald G. Fishman
President and Chief Executive Officer
(Principal Executive Officer)

Dated: January 29, 2003

CERTIFICATIONS

I, Joseph E. McDonough, certify that:

1.	I have reviewed this annual report on Form 10-K of Analog Devices, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JOSEPH E. MCDONOUGH

Joseph E. McDonough
Vice President-Finance
and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: January 29, 2003

ANALOG DEVICES, INC.

ANNUAL REPORT ON FORM 10-K
YEAR ENDED NOVEMBER 2, 2002
ITEM 15(d)
FINANCIAL STATEMENT SCHEDULE

ANALOG DEVICES, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Years ended November 2, 2002, November 3, 2001 and October 28, 2000

(Thousands)

	Balance at	Additions		Balance at
	Beginning of	Charged to		End of
Description	Period	Income Statement	Deductions	Period

Accounts Receivable Reserves and Allowances:
Year ended October 28, 2000	$14,238	$5,940	$7,022	$13,156

Year ended November 3, 2001	$13,156	$8,163	$5,921	$15,398

Year ended November 2, 2002	$15,398	$6,285	$6,177	$15,506

S-1

Exhibit Index

Exhibit
No.	Description

3.1	Restated Articles of Organization of Analog Devices, Inc., as amended, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 1-7819) for the quarterly period ended January 30, 1999 as filed with the Commission on March 15, 1999 and incorporated herein by reference.
†3.2	By-Laws of Analog Devices, Inc., as amended.
4.1	Rights Agreement, dated as of March 18, 1998 between Analog Devices Inc. and BankBoston, N.A., as Rights Agent, filed as an exhibit to Analog Devices Inc.’s Current Report on Form 8-K (File No. 1-07819) as filed with the Commission on March 19, 1998, as amended by Amendment No. 1 filed as an exhibit to the Company’s Form 8-K/ A (File No. 1-07819) as filed with the Commission on November 11, 1999 and incorporated herein by reference.
4.2	Indenture dated October 2, 2000 between Analog Devices, Inc. and State Street Bank and Trust Company, as Trustee, related to the Company’s 4.75% Convertible Subordinated Notes due 2005, filed as an exhibit to the Company’s Registration Statement on Form S-3 (File No. 333-48928) as filed with the Commission on October 30, 2000 and incorporated herein by reference.
4.3	Registration Rights Agreement dated October 2, 2000 by and between Analog Devices Inc., Goldman, Sachs & Co., SG Cowen Securities Corporation and Salomon Smith Barney Inc. relating to the Company’s 4.75% Convertible Subordinated Notes due 2005, filed as an exhibit to the Company’s Registration Statement on Form S-3 (File No. 333-48928) as filed with the Commission on October 30, 2000.
*10.1	Analog Devices, Inc. Deferred Compensation Plan filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 033-64849) as filed with the Commission on December 8, 1995, as amended by Amendments No. 1 and 2 to the Plan, filed as exhibits to Post-Effective Amendment No. 1 to Form S-8 (File No. 033-64849) as filed with the Commission on April 15, 1997, as further amended by Amendment No. 3 to the Plan, filed as an exhibit to Post-Effective Amendment No. 2 to Form S-8 (File No. 33-64849) as filed with the Commission on November 12, 1997 and, in each case, incorporated herein by reference.
*†10.2	1998 Stock Option Plan of Analog Devices Inc., as amended.
*†10.3	Analog Devices BV (Ireland) Employee Stock Option Program, as amended.
*10.4	Restated 1988 Stock Option Plan of Analog Devices, Inc., filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 1997 (File No. 1-7819) as filed with the Commission on June 17, 1997 and incorporated herein by reference.
*10.5	1991 Restricted Stock Plan of Analog Devices, Inc., filed as an exhibit to the Company’s Form 10-K for the fiscal year ended November 1, 1997 (File No. 1-7819) as filed with the Commission on January 28, 1998 and incorporated herein by reference.
*†10.6	1994 Director Option Plan of Analog Devices, Inc., as amended.
10.7	BCO Technologies plc Unapproved Share Option Scheme, filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-50092) as filed with the Commission on November 16, 2000 and incorporated herein by reference.
10.8	BCO Technologies plc Approved Share Option Scheme, filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-50092) as filed with the Commission on November 16, 2000 and incorporated herein by reference.
10.9	ChipLogic, Inc. Amended and Restated 1998 Stock Plan, filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-53314) as filed with the Commission on January 5, 2001 and incorporated herein by reference.

Exhibit
No.	Description

10.10	Staccato Systems, Inc. 1998 Stock Plan, filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-53828) as filed with the Commission on January 17, 2001 and incorporated herein by reference.
10.11	Various individual stock restriction and similar agreements between the registrant and employees thereof relating to ChipLogic, Inc., filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-57444) as filed with the Commission on March 22, 2001, as amended by Amendment No. 1 filed as an exhibit to the Company’s Post-Effective Amendment to Registration Statement on Form S-8 (File No. 333-57444) as filed with the Commission on March 23, 2001 and incorporated herein by reference.
†10.12	Analog Devices, Inc. 2001 Broad-Based Stock Option Plan, as amended.
10.13	Amended and restated lease agreement dated May 1, 1992 between Analog Devices, Inc. and the trustees of Everett Street Trust relating to the premises at 3 Technology Way, Norwood, Massachusetts, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 1, 1997 (File No. 1-7819) as filed with the Commission on January 28, 1998 and incorporated herein by reference.
10.14	Guaranty dated as of May 1, 1994 between Analog Devices, Inc. and Metropolitan Life Insurance Company relating to the premises at 3 Technology Way, Norwood, Massachusetts, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000 (File No. 1-7819) as filed with the Commission on January 28, 2000 and incorporated herein by reference.
10.15	Letter Agreement dated as of May 18, 1994 between Analog Devices, Inc. and Metropolitan Life Insurance Company relating to the premises at 3 Technology Way, Norwood, Massachusetts, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000 (File No. 1-7819) as filed with the Commission on January 28, 2000 and incorporated herein by reference.
10.16	Reimbursement Agreement dated May 18, 1992 between Analog Devices, Inc. and the trustees of Everett Street Trust, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 1, 1997 (File No. 1-7819) as filed with the Commission on January 28, 2002 and incorporated herein by reference.
10.17	Lease agreement dated August 8, 1990 between Precision Monolithics, Inc. and Bourns, Inc. relating to the premises at 1525 Comstock Road, Santa Clara, California, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 3, 2001 (File No. 1-7819) as filed with the Commission on January 28, 2002 and incorporated herein by reference.
10.18	Lease amendment dated May 1, 1996 to the Lease Agreement dated August 8, 1990 between Analog Devices, Inc. and Bourns, Inc., relating to premises located at 1525 Comstock Road, Santa Clara, California, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 3, 2001 (File No. 1-7819) as filed with the Commission on January 28, 2002 and incorporated herein by reference.
10.19	Lease agreement dated August 8, 1990, as amended, between Precision Monolithics, Inc. and Bourns, Inc. relating to the premises at 1500 Space Park Drive, Santa Clara, California, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 3, 2001 (File No. 1-7819) as filed with the Commission on January 28, 2002 and incorporated herein by reference.

Exhibit
No.	Description

10.20	Lease amendment dated May 1, 1996 to the Lease Agreement dated August 8, 1990 between Analog Devices, Inc. and Bourns, Inc., relating to premises located at 1500 Space Park Drive, Santa Clara, California, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 3, 2001 (File No. 1-7819) as filed with the Commission on January 28, 2002 and incorporated herein by reference.
*10.21	Form of Employee Retention Agreement, as amended, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 1, 1997 (File No. 1-7819) as filed with the Commission on January 28, 1998 and incorporated herein by reference.
*10.22	Employee Change in Control Severance Policy of Analog Devices, Inc., as amended, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended October 30, 1999 (File No. 1-7819) as filed with the Commission on January 28, 2000 and incorporated herein by reference.
*10.23	Senior Management Change in Control Severance Policy of Analog Devices, Inc., as amended, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended October 30, 1999 (File No. 1-7819) as filed with the Commission on January 28, 2000 and incorporated herein by reference.
*10.24	Letter agreement between Analog Devices Inc. and Jerald G. Fishman dated June 21, 2000 relating to acceleration of stock options upon the occurrence of certain events, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 3, 2001 (File No. 1-7819) as filed with the Commission on January 28, 2002 and incorporated herein by reference.
10.25	Lease Agreement dated June 16, 1995 between Analog Devices, Inc. and Ferrari Brothers, relating to the premises at 610 Weddell Drive, Sunnyvale, California, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 3, 2001 (File No. 1-7819) as filed with the Commission on January 28, 2002 and incorporated herein by reference.
10.26	Lease amendment dated March 1, 1996 to the Lease Agreement dated June 16, 1995 between Analog Devices, Inc. and Ferrari Brothers, relating to premises located at 610 Weddell Drive, Sunnyvale, California, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 3, 2001 (File No. 1-7819) as filed with the Commission on January 28, 2002 and incorporated herein by reference.
10.27	Lease amendment dated March 21, 2000 to the Lease Agreement dated June 16, 1995 between Analog Devices, Inc. and Ferrari Brothers, relating to premises located at 610 Weddell Drive, Sunnyvale, California, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 3, 2001 (File No. 1-7819) as filed with the Commission on January 28, 2002 and incorporated herein by reference.
10.28	Lease Agreement dated February 8, 1996 between Analog Devices, Inc. and Massachusetts Institute of Technology, relating to premises located at 21 Osborn Street, Cambridge, Massachusetts, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 3, 2001 (File No. 1-7819) as filed with the Commission on January 28, 2002 and incorporated herein by reference.
*10.29	Trust Agreement for Deferred Compensation Plan, filed as an exhibit to the Company’s Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-3 (File No. 333-17651) as filed with the Commission on November 12, 1997 and incorporated herein by reference.

Exhibit
No.	Description

10.30	Lease agreement dated September 19, 1996 between Ren Min Company Limited and Analog Devices Taiwan, Limited relating to the premises at Five-Kung-Five Road, Taipei, Taiwan, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 1, 1997 (File No. 1-7819) as filed with the Commission on January 28, 1998 and incorporated herein by reference.
†10.31	Analog Devices, Inc. Code of Business Conduct and Ethics.
†21	Subsidiaries of the Company.
†23	Consent of Ernst & Young LLP.
†99.1	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).
†99.2	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer).

†	Filed Herewith.

*	Management contracts and compensatory plan or arrangements required to be filed as an Exhibit pursuant to Item 15(c) of Form 10-K.