Form 10-Q
period 2003-02-01
ANALOG DEVICES INC
filed 2003-03-06
CIK 6281

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 1, 2003

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☑ NO ☐

     As of February 1, 2003 there were 364,228,930 shares of Common Stock, $0.16 2/3 par value per share, outstanding.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(thousands except per share amounts)

	Three Months Ended

	February 1, 2003	February 2, 2002

Net sales	$467,423	$392,974
Cost of sales	214,286	189,177

Gross margin	253,137	203,797
Operating expenses:
Research and development	109,309	104,709
Selling, marketing, general and administrative	69,315	58,358
Amortization of intangibles	652	14,105

	179,276	177,172
Operating income	73,861	26,625
Nonoperating (income) expenses:
Interest expense	8,793	13,783
Interest income	(11,963)	(20,359)
Other, net	118	(1,091)

	(3,052)	(7,667)

Income before income taxes	76,913	34,292
Provision for income taxes	16,921	9,602

Net income	$59,992	$24,690

Shares used to compute earnings per share – basic	363,138	363,147

Shares used to compute earnings per share – diluted	378,197	383,471

Earnings per share – basic	$0.17	$0.07

Earnings per share – diluted	$0.16	$0.06

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands)

Assets	February 1, 2003	November 2, 2002	February 2, 2002

Cash and cash equivalents	$1,552,371	$1,613,753	$1,500,496
Short-term investments	1,447,361	1,284,270	1,394,126
Accounts receivable, net	231,422	228,338	197,596
Inventories:
Raw materials	14,936	14,598	16,624
Work in process	223,669	225,680	171,115
Finished goods	55,873	66,113	53,368

	294,478	306,391	241,107
Deferred tax assets	144,879	152,552	130,000
Prepaid expenses and other current assets	40,554	38,921	34,003

Total current assets	3,711,065	3,624,225	3,497,328

Property, plant and equipment, at cost:
Land and buildings	294,247	294,037	294,251
Machinery and equipment	1,386,093	1,385,198	1,440,323
Office equipment	93,499	95,120	94,125
Leasehold improvements	130,702	131,113	130,522

	1,904,541	1,905,468	1,959,221
Less accumulated depreciation and amortization	1,149,970	1,124,564	1,082,381

Net property, plant and equipment	754,571	780,904	876,840

Deferred compensation plan investments	273,714	277,595	252,996
Other investments	2,881	2,010	6,778
Goodwill, net	163,373	163,373	204,596
Other intangible assets, net	10,612	11,264	13,221
Other assets	116,086	120,820	63,639

Total other assets	566,666	575,062	541,230

	$5,032,302	$4,980,191	$4,915,398

     See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands, except share amounts)

Liabilities and Stockholders’ Equity	February 1, 2003	November 2, 2002	February 2, 2002

Short-term borrowings and current portion of obligations under capital leases	$2,561	$3,745	$4,601
Accounts payable	80,389	91,269	97,592
Deferred income on shipments to distributors	106,686	110,271	122,337
Income taxes payable	138,752	126,471	117,617
Accrued liabilities	138,909	151,879	168,178

Total current liabilities	467,297	483,635	510,325

Long-term debt and obligations under capital leases	1,275,516	1,274,487	1,201,244
Deferred income taxes	20,000	22,612	50,000
Deferred compensation plan liability	278,891	283,210	258,654
Other non-current liabilities	17,533	16,231	12,111

Total non-current liabilities	1,591,940	1,596,540	1,522,009

Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $1.00 par value, 471,934 shares authorized, none outstanding	—	—	—
Common stock, $0.16 2/3 par value, 600,000,000 shares authorized, 368,703,550 shares issued (367,680,211 on November 2, 2002 and 364,982,102 on February 2, 2002)	61,452	61,281	60,832
Capital in excess of par value	771,249	762,473	728,762
Retained earnings	2,239,611	2,179,619	2,099,010
Accumulated other comprehensive income	1,834	(1,908)	(2,424)

	3,074,146	3,001,465	2,886,180
Less 4,474,620 shares in treasury, at cost (4,493,186 on November 2, 2002 and 64,132 on February 2, 2002)	101,081	101,449	3,116

Total stockholders’ equity	2,973,065	2,900,016	2,883,064

	$5,032,302	$4,980,191	$4,915,398

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(thousands)

	Three Months Ended

	February 1, 2003	February 2, 2002

Cash flows from operating activities:
Net income	$59,992	$24,690
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	41,539	42,497
Amortization	652	14,136
Deferred income taxes	4,943	7,837
Other non-cash expense	2,282	6,281
Changes in operating assets and liabilities	(4,153)	15,840

Total adjustments	45,263	86,591

Net cash provided by operating activities	105,255	111,281

Cash flows from investing activities:
Purchase of short-term available-for-sale investments	(1,235,318)	(821,338)
Maturities of short-term available-for-sale investments	1,072,227	855,490
Payments for acquisitions, net of cash acquired	—	(2,623)
Additions to property, plant and equipment, net	(14,953)	(11,519)
Decrease (increase) in other assets	5,716	(1,634)

Net cash (used for) provided by investing activities	(172,328)	18,376

Cash flows from financing activities:
Proceeds from employee stock plans	6,731	10,354
Payments on capital lease obligations	(1,404)	(4,061)
Net decrease in variable rate borrowings	(950)	—

Net cash provided by financing activities	4,377	6,293

Effect of exchange rate changes on cash	1,314	(403)

Net (decrease) increase in cash and cash equivalents	(61,382)	135,547
Cash and cash equivalents at beginning of period	1,613,753	1,364,949

Cash and cash equivalents at end of period	$1,552,371	$1,500,496

See accompanying notes.

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED FEBRUARY 1, 2003
(all tabular amounts in thousands except per share amounts and percentages)

Note 1 – Basis of Presentation

In the opinion of management, the information furnished in the accompanying condensed consolidated financial statements reflects all normal recurring adjustments that are necessary to fairly state the results for these interim periods and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002.

The Company has a 52-53 week fiscal year that ends on the Saturday closest to the last day in October. Fiscal 2003 and fiscal 2002 are 52-week fiscal years.

Note 2 – Stock-Based Compensation

The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 148 (FAS 148), “Accounting for Stock-Based Compensation - Transition and Disclosure” effective November 3, 2002. FAS 148 amends Statement of Financial Accounting Standards No. 123 (FAS 123), “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and also amends the disclosure requirements of FAS 123 to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by FAS 148 and FAS 123, the Company continues to apply the accounting provisions of APB 25, and related interpretations, with regard to the measurement of compensation cost for options granted under the Company’s equity compensation plans, consisting of the 2001 Broad-Based Stock Option Plan, the 1998 Stock Option Plan, the Restated 1994 Director Option Plan, the Restated 1988 Stock Option Plan and the 1992 Employee Stock Purchase Plan. No material employee compensation expense has been recorded as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Had expense been recognized using the fair value method described in FAS 123, using the Black-Scholes option-pricing model, we would have reported the following results of operations:

	Three Months Ended

	February 1, 2003	February 2, 2002

Net income, as reported	$59,992	$24,690

Deduct: total stock-based compensation expense determined under the fair value method, net of tax	(55,098)	(58,505)

Pro forma net income (loss)	$4,894	$(33,815)

Earnings (loss) per share:
Basic – as reported	$0.17	$0.07

Basic – pro forma	$0.01	$(0.09)

Diluted – as reported	$0.16	$0.06

Diluted – pro forma	$0.01	$(0.09)

Note 3 – Comprehensive Income

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

The components of comprehensive income consisted of the following:

	Three Months Ended

	February 1, 2003	February 2, 2002

Net income	$59,992	$24,690
Foreign currency translation	1,223	(1,650)
Change in unrealized gains (losses) on securities, net of taxes of $1,176 and $192, respectively	2,183	356
Change in unrealized gains (losses) on derivative instruments designated as cash flow hedges	336	(926)

Other comprehensive income (loss)	3,742	(2,220)

Comprehensive income	$63,734	$22,470

Note 4 – Derivative Instruments and Hedging Agreements

Derivative financial instruments are accounted for in accordance with Statement of Financial Accounting Standards No. 133, (FAS 133), “Accounting for Derivative Instruments and Hedging Activities” as amended by FAS 138. The Company recognizes all derivative financial instruments in the consolidated financial statements at fair value regardless of the purpose for or intent of holding the instrument. Changes in the fair value of the derivative financial instruments are either recognized periodically in earnings or in stockholders’ equity as a component of other comprehensive income (OCI) depending on whether the derivative financial instrument qualifies for hedge accounting. Changes in fair values of derivatives not qualifying for hedge accounting are reported in earnings.

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

Foreign Exchange Exposure Management - The Company has significant international sales and purchase transactions in foreign currencies and has a policy of hedging forecasted and actual foreign currency risk with forward foreign exchange contracts. The Company’s forward foreign exchange contracts are denominated in Japanese Yen, British Pounds Sterling and the Euro and are for periods consistent with the terms of the underlying transactions, generally one year or less. Derivative instruments are employed to eliminate or minimize certain foreign currency exposures that can be confidently identified and quantified. In accordance with FAS 133, hedges related to anticipated transactions are designated and documented at the inception of the respective hedges as cash flow hedges and are evaluated for effectiveness monthly. As the terms of the contract and the underlying transaction are matched at inception, forward contract effectiveness is calculated by comparing the change in fair value of the contract to the change in the forward value of the anticipated transaction, with the effective portion of the gain or loss on the derivative instrument reported as a component of OCI in stockholders’ equity and reclassified into earnings in the same line item associated with the forecasted transaction in the same period during which the hedged transaction affects earnings. Any residual change in fair value of the instruments, or ineffectiveness, is recognized immediately in other expense. No ineffectiveness was recognized during the first three months of fiscal 2003 or fiscal 2002.

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

Interest Rate Exposure Management - In January 2002, the Company entered into an interest rate swap (the “Swap”) with an aggregate notional amount of $1,200 million. The swap is a derivative instrument as defined by FAS 133 and was designated as a fair value hedge at inception. The swap hedges the benchmark interest rate of the Company’s $1,200 million Convertible Subordinated Notes (the “Notes”) and has the effect of swapping the 4.75% fixed rate of the Convertible Subordinated Notes into a LIBOR-based floating rate (1.35% as of March 5, 2003). The Swap, as well as the Notes, matures on October 1, 2005. As the critical terms of the Swap and the underlying interest component of the Company’s Notes were matched at inception, effectiveness is calculated by comparing the change in the fair value of the contract to the change in the fair value of the interest rate component, with the effective portion of the gain or loss on the derivative instrument reported in other expense. The Swap is designed to provide for the termination of the Swap in the event the Notes are either converted or redeemed early. The Company evaluates this fair value hedge for effectiveness quarterly, and restructured certain terms in October 2002 to provide for an even more highly effective hedge relationship with the Notes. The restructuring resulted in an interest rate swap with terms more favorable to the Company, offset by a promise to pay a fixed amount over time to the counterparty regardless of when the Swap is terminated. The restructuring, which had no impact on earnings, increased the Swap asset by $27 million, with an offsetting debt liability of an equal amount. The restructuring is expected to increase the effectiveness of the hedge on a prospective basis. The fair value hedge was determined to be highly effective during the quarter, and a minor amount of ineffectiveness ($0.1 million) was recorded in other expense during the three months ended February 1, 2003.

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

The following table summarizes activity in other comprehensive income related to derivatives classified as cash flow hedges held by the Company during the period of November 3, 2002 through February 1, 2003:

Accumulated (gain) loss included in other comprehensive income as of November 2, 2002	$(3,321)
Changes in fair value of derivatives – (gain) loss	(3,117)
Less: Reclassifications into earnings from other comprehensive income	2,781

Accumulated (gain) loss included in other comprehensive income as of February 1, 2003	$(3,657)

All of the accumulated gain will be reclassified into earnings over the next twelve months.

Note 5 – Special Charges

A summary of the activity in accrued restructuring is as follows:

		Fiscal 2002		Fiscal 2001

	2nd Quarter	3rd Quarter	4th Quarter	Special
Accrued Restructuring	Special Charges	Special Charges	Special Charges	Charges	Total

Balance at November 2, 2002	25,017	4,254	3,146	7,607	40,024

Severance payments	$(2,025)	$(1,111)	$(1,160)	$(2,261)	$(6,557)
Other cash payments		(9)		(420)	(429)
Effect of foreign currency translation on accrual		67			67

Balance at February 1, 2003	$22,992	$3,201	$1,986	$4,926	$33,105

During the second quarter of fiscal 2002, the Company recorded special charges of approximately $27.2 million (comprised of $28.7 million of second quarter charges offset by $1.5 million related to a change in estimate discussed below). The second quarter charge was comprised of $25.7 million related to the planned transfer of production from the Company’s three older four-inch wafer fabrication facilities to the Company’s three six-inch and one eight-inch wafer fabrication facilities, and $3 million primarily related to the impairment of an investment, which was partially offset by an adjustment of $1.5 million related to equipment cancellation fees recorded in fiscal year 2001. The investment impairment, which was related to an equity investment in a private company, was due to the Company’s decision to abandon the product strategy for which the investment was made. Included in the $25.7 million special charge are severance and fringe benefit costs of $15.3 million for 509 manufacturing employees in the United States and Ireland, of which 190 of these employees had been terminated as of February 1, 2003, $2.3 million related to the write-down of equipment to be abandoned and $8.1 million of other charges, primarily related to lease termination and cleanup costs. The write-down of equipment was principally due to a decision to discontinue various product development strategies. This program is proceeding in accordance with the Company’s original plan and is expected to be substantially complete by the end of the second quarter of fiscal 2003.

In addition, the remaining service lives of certain assets within the older four-inch wafer fabrication facilities have been shortened. As a result, depreciation expense included in cost of sales in fiscal 2002 included additional depreciation of approximately $8.7 million associated with the shortened lives.

During the third quarter of fiscal 2002, the Company recorded special charges of approximately $12.8 million. The charges included severance and fringe benefit costs of $3.7 million related to cost reduction actions taken in several product groups and, to a lesser extent, in manufacturing, $3.8 million related to the impairment of an investment, $3.4 million impairment of goodwill related to the closure of an Austrian design center acquired in fiscal 2001 and $1.9 million primarily related to the abandonment of equipment and lease cancellation fees. The investment impairment, which was related to an equity investment in a private company, was due to the Company’s decision to abandon the product strategy for which the investment was made. The severance and fringe benefit costs were for approximately 70 engineering employees in the United States, Europe and Canada, and approximately 30 manufacturing employees in the United States. All of the manufacturing employees and 51 of the engineering employees had been terminated as of February 1, 2003. The Company expects to substantially complete the above actions by the end of the second quarter of fiscal 2003.

During the fourth quarter of fiscal 2002, the Company recorded special charges of approximately $8.4 million. The charges included severance and fringe benefit costs of $2.5 million related to cost reduction actions taken in the sales group, several product groups and the Company’s manufacturing testing area for approximately 65 employees in the United States and Europe, of which 45 had been terminated as of February 1, 2003. The charges also included $2.1 million related to the impairment of investments, $1.8 million primarily related to the abandonment of equipment and lease cancellation fees and a change in estimate of $2.0 million related to clean-up costs previously recorded in the second quarter of fiscal 2002. The investment impairment charges were related to the decline in fair value of a publicly-traded equity investment below cost basis that was determined to be other-than-temporary and to an equity investment in a private company. The private company equity investment was part of a product strategy that the Company decided to abandon. The Company expects to substantially complete this action by the end of the third quarter of fiscal 2003.

During fiscal 2001, the Company recorded special charges of approximately $47 million related to cost reduction actions taken in response to the economic climate at that time. The actions consisted of workforce reductions in manufacturing and, to a lesser extent, in selling, marketing and administrative areas as well as a decision to consolidate worldwide manufacturing operations and rationalize production planning and quality activities. The cost reductions included severance and fringe benefit costs of $29.6 million for approximately 1,200 employees in the U.S., Europe, Asia and the Philippines, substantially all of which had been terminated as of February 1, 2003. The special charge also included $11.6 million related to the abandonment of equipment resulting from the consolidation of worldwide manufacturing operations and $5.8 million of other charges primarily related to equipment and lease cancellation fees. Based on the results of negotiations with vendors regarding purchase order cancellation fees, the amount paid was $1.5 million less that the amount recorded for such charges and, accordingly, we adjusted the provision for purchase order cancellation fees by $1.5 million in the second quarter of fiscal 2002 to reflect this change in estimate.

As of February 1, 2003, $25.3 million of the $29.6 million aggregate severance obligations pertaining to the fiscal 2001 worldwide cost reduction actions had been paid. The restructuring actions included in the special charges recorded during fiscal 2001 are proceeding as planned. Of the $47 million of special charges recorded in fiscal 2001, $4.9 million remained accrued as of February 1, 2003, and primarily represents termination payments being paid as income continuance to certain of the 1,200 terminated employees, predominantly in the U.S.

Note 6 – Earnings Per Share

Basic earnings per share is computed based only on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of future issuances of common stock relating to stock option programs and other potentially dilutive securities. In calculating diluted earnings per share, the dilutive effect of stock options is computed using the average market price for the period. Shares related to convertible debt financing and certain of the Company’s outstanding stock options were excluded because they were anti-dilutive, however, these shares could be dilutive in the future. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended

	February 1, 2003	February 2, 2002

Basic:
Net income	$59,992	$24,690

Weighted shares outstanding	363,138	363,147

Earnings per share	$0.17	$0.07

Diluted:
Net income	$59,992	$24,690

Weighted shares outstanding	363,138	363,147
Assumed exercise of common stock equivalents	15,059	20,324

Weighted average common and common equivalent shares	378,197	383,471

Earnings per share	$0.16	$0.06

Anti-dilutive shares related to:
Outstanding stock options	43,515	14,246
Convertible debt	9,247	9,247

Note 7 – Segment Information

The Company operates and tracks its results in one reportable segment. The Company designs, develops, manufacturers and markets a broad range of integrated circuits. The Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by Statement of Financial Accounting Standard No. 131 (FAS 131), “Disclosures about Segments of an Enterprise and Related Information.”

Note 8 – New Accounting Standards

Business Combinations & Goodwill and Other Intangible Assets

Effective November 3, 2002 the Company adopted Statements of Financial Accounting Standards No. 141 (FAS 141), “Business Combinations” and No. 142 (FAS 142), “Goodwill and Other Intangible Assets.” FAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. As required by FAS 142, the Company discontinued amortizing the remaining balances of goodwill beginning November 3, 2002. All remaining and future acquired goodwill will be subject to impairment tests annually, or earlier if indicators of potential impairment exist, using a fair-value-based approach. All other intangible assets will continue to be amortized over their estimated useful lives and assessed for impairment under FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Upon adoption of the new business combination rules under FAS 141, assembled workforce no longer meets the definition of an identifiable intangible asset. See further discussion under Note 9 “Goodwill and Other Intangible Assets.”

Asset Retirement Obligations

Effective November 3, 2002 the Company adopted Statement of Financial Accounting Standards No. 143 (FAS 143), “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of FAS 143 did not have a material effect on the Company’s financial position or results of operations.

Impairment or Disposal of Long-Lived Assets

Effective November 3, 2002 the Company adopted Statement of Financial Accounting Standards No. 144 (FAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses the financial accounting and reporting for the impairment of long-lived assets. This statement supersedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and the accounting and reporting provisions for the disposal of a segment of a business of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The adoption of FAS 144 did not have a material effect on the Company’s financial position or results of operations.

Classification of Debt Extinguishment

Effective November 3, 2002 the Company adopted Statement of Financial Accounting Standards No. 145 (FAS 145), “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Under FAS 145, gains and losses on extinguishments of debt are to be classified as income or loss from continuing operations rather than extraordinary items. The adoption of FAS 145 did not have a material impact on the Company’s financial condition or results of operations.

Costs Associated with Exit or Disposal Activities

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 (FAS 146), “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. FAS 146 may affect the timing of recognizing future exit or disposal costs, if any, as well as the amounts recognized.

Accounting for Stock-Based Compensation

Effective November 3, 2002, the Company adopted Statement of Financial Accounting Standards No. 148 (FAS 148), “Accounting for Stock-Based Compensation – Transitions and Disclosure.” FAS 148 amends FAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to FAS 123’s fair value method of accounting for stock-based employee compensation. FAS 148 also amends the disclosure provisions of FAS 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While FAS 148 does not amend FAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of FAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of FAS 123 or the intrinsic value method of Accounting Principles Board Opinion No. 25, (APB 25), “Accounting for Stock Issued to Employees,” and related interpretations. The Company has adopted the disclosure requirements of FAS 148 and will continue to account for stock-based compensation plans in accordance with APB 25. The Company has made interim disclosures in Note 2 – Stock-Based Compensation.

Guarantor’s Accounting and Disclosure Requirements for Guarantees

In November 2002, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement requirement of FIN 45 is effective for guarantees issued or modified after December 31, 2002. As of February 1, 2003, the Company’s guarantees that were issued or modified after December 31, 2002 were not material. The disclosure requirements of FIN 45, which are effective for interim and annual periods ending after December 15, 2002, are included in the following paragraphs.

Under the terms of the lease agreement, which was entered into prior to January 1, 2003, related to the Company’s headquarters facility in Norwood, Massachusetts, the Company has agreed to assume the note related to the property in the event of default by the lessor. Assumption of the note, which was approximately $9 million at February 1, 2003, would entitle the Company to a first lien on the property. The lease expires in May 2007. The guarantee was made by the Company to allow the lessor to obtain a lower cost of borrowing.

The Company has provided certain indemnities pursuant to which it may be required to make payments to an indemnified party in connection with certain transactions and agreements. With respect to certain acquisitions and divestitures, the Company has provided routine indemnities for such matters as environmental, tax, product and employee liabilities. In addition, in connection with various other agreements, including subsidiary banking agreements, the Company may provide routine guarantees. Generally, a maximum obligation is not explicitly stated, thus the potential amount of future maximum payments cannot be reasonably estimated. The duration of the indemnities varies, and in many cases is indefinite. The Company has not recorded any liability for these indemnities in the consolidated financial statements, except as otherwise disclosed.

Consolidation of Variable Interest Entities

In January 2003, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No.46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company has not yet determined what effect, if any, the adoption of FIN 46 will have on our financial position or results of operations.

Note 9 – Goodwill and Other Intangible Assets

Beginning in fiscal 2003, the Company adopted Statement of Financial Accounting Standards No. 142 (FAS 142), “Goodwill and Other Intangible Assets.” As a result, the Company will no longer amortize goodwill. Instead the Company will annually evaluate goodwill for impairment. The Company will also evaluate goodwill whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from estimated future cash flows. The Company will complete the first step of the transitional goodwill impairment test by the end of the second quarter of fiscal 2003.

As required by FAS 142, intangible assets that do not meet the criteria for recognition apart from goodwill must be reclassified. As a result, a net balance of $1.6 million of acquired workforce intangibles were transferred to goodwill as of November 3, 2002.

Other intangible assets at February 1, 2003 and February 2, 2002, which will continue to be amortized, consisted of the following:

	February 1, 2003		February 2, 2002

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Technology-based	$16,923	$7,211	$16,923	$4,847
Tradename	1,167	478	1,167	355
Other	6,147	5,936	6,147	5,814

Total	$24,237	$13,625	$24,237	$11,016

     Amortization expense relating to goodwill and other intangibles was:

	Three Months Ended

	February 1, 2003	February 2, 2002

Goodwill	$—	$13,355
Other intangibles	652	750

Total	$652	$14,105

The Company expects annual amortization expense for these intangible assets to be:

Fiscal	Amortization
Years	Expense

2003	$2,609
2004	2,609
2005	2,278
2006	1,284
2007	1,284
2008+	1,200

The following table provides a reconciliation of reported net income for the first quarter of fiscal 2002 to adjusted net income had FAS 142 been applied as of the beginning of fiscal 2002:

	Three Months Ended

	February 1, 2003	February 2, 2002

Reported net income	$59,992	$24,690
Add back: Goodwill and workforce amortization (net of tax)	—	10,806

Adjusted net income	$59,992	$35,496

Basic earnings per share:
Reported net income	$0.17	$0.07
Goodwill and workforce amortization (net of tax)	—	0.03

Adjusted net income	$0.17	$0.10

Diluted earnings per share:
Reported net income	$0.16	$0.06
Goodwill and workforce amortization (net of tax)	—	0.03

Adjusted net income	$0.16	$0.09

Note 10 – Common Stock Repurchase

In August, the Company’s Board of Directors approved the repurchase of up to 15 million shares of common stock. As of February 1, 2003, the Company had repurchased 4,350,100 shares of its common stock at an average purchase price of $22.47 per share. The repurchased shares are held as treasury shares and are being used for the employee stock purchase plan and other benefit plans.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended November 2, 2002.

This Quarterly Report on Form 10-Q, including the section entitled “Outlook”, contains or incorporates forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. We have included important factors in the cautionary statements below under the heading “Factors That May Affect Future Results” that we believe could cause our actual results to differ materially from the forward-looking statements we make. We do not intend to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Results of Operations

First Quarter 2003 Overview

We recorded quarterly revenues of $467 million in the first quarter of fiscal 2003, which was a 19% increase in revenue from the first quarter of fiscal 2002 and a 3% increase in revenue from the fourth quarter of fiscal 2002. Our gross margins remained strong at 54.2%, which was a 230 basis point increase from the first quarter of fiscal 2002. Our cash flow continued to be strong, with cash, cash equivalents and short-term investments increasing by over $100 million during the first quarter of fiscal 2003 to $3 billion.

Sales

Net sales were $467 million in the first quarter of fiscal 2003, an increase of 19% from net sales of $393 million in the first quarter of fiscal 2002. Approximately 78% of our net sales in the first quarter of fiscal 2003 were from analog products, which increased 14% from the first quarter of fiscal 2002 to the first quarter of fiscal 2003. Sales of analog products represented approximately 81% of our net sales in the first quarter of fiscal 2002. DSP product sales represented the remaining 22% of our net sales in the first quarter of fiscal 2003, and increased 41% from the first quarter of fiscal 2002 to the first quarter of fiscal 2003. In the first quarter of fiscal 2002, DSP product sales were approximately 19% of our net sales. The increase in net sales for the three months ended February 1, 2003 as compared to the three months ended February 2, 2002 was primarily attributable to higher sales to our consumer, communications and computer customers. Sales to industrial customers were approximately flat in the first quarter of fiscal 2003 as compared to the first quarter of fiscal 2002.

During the three months ended February 1, 2003 and February 2, 2002, approximately 73% and 64%, respectively, of net sales were derived from international customers. With the exception of North America, sales in dollars increased in all geographic regions, with sales to Southeast Asia comprising approximately 75% of the total sales increase. The decline in sales in North America, both as a percentage of total sales and on an absolute basis, was attributable to an overall decline in the general economy as well as the ongoing transfer of customer manufacturing activity to lower cost locations, primarily Southeast Asia.

Gross Margin

Gross margin was $253 million, or 54.2% of net sales, in the first quarter of fiscal 2003, an increase of 230 basis points from the first quarter of fiscal 2002 gross margin of $204 million, or 51.9% of net sales. The increase in quarter-over-quarter gross margin was due to the favorable effect of fixed costs allocated across a higher sales base and, to a lesser extent, the impact of manufacturing restructuring actions taken in fiscal 2002 and fiscal 2001.

Research and Development

Research and development, or R&D, expenses amounted to $109 million, or 23.4% of net sales, in the first quarter of fiscal 2003, an increase of $4 million from the $105 million, or 26.6% of net sales, recorded in the first quarter of fiscal 2002. Included in the first quarter of fiscal 2003 and the first quarter of fiscal 2002 R&D expenses are approximately $2.2 million and $6.3 million, respectively, of acquisition-related expenses. Acquisition-related expenses were higher in the first quarter of fiscal 2002 due to the payout of performance-based earnouts. The increase in R&D expenses in dollars was primarily due to restoration of salaries to our most highly compensated employees and the selective hiring of engineers. Despite the significant decline in sales in fiscal 2002, in view of our long-term business strategy, we continued to invest in R&D at levels commensurate with significantly higher revenue levels than we were achieving in the short term. At any point in time, we have hundreds of R&D projects underway, and we believe that none of these projects is material on an individual basis. We expect to continue the development of innovative technologies and processes for new products and we believe that a continued commitment to R&D is essential in order to maintain product leadership with our existing products and to provide innovative new product offerings, and therefore, we expect to continue to make significant R&D investments in the future.

Selling, Marketing, General and Administrative

Selling, marketing, general and administrative, or SMG&A, expenses were $69 million in the first quarter of fiscal 2003, an increase of $11 million from the $58 million recorded in the first quarter of fiscal 2002. As a percentage of sales, SMG&A was 14.8% of net sales in both the first quarter of fiscal 2003 and the first quarter of fiscal 2002. The increase in SMG&A expenses in dollars was the result of the restoration of salaries for our most highly compensated employees as well as an increase in field applications engineers in order to help our customers design in our newest products.

Amortization of Intangibles

Amortization of intangibles was $0.7 million in the first quarter of fiscal 2003 compared with $14 million in the first quarter of fiscal 2002. We implemented the provisions of Statement of Financial Accounting Standards No. 142, or FAS 142, as of the beginning of fiscal 2003, which resulted in the significant decrease in amortization expense in the first quarter of fiscal 2003 as compared to the first quarter of fiscal 2002. Under FAS 142, goodwill is no longer amortized. In fiscal 2003, we anticipate annual amortization expense to decrease to approximately $3 million as a result of our adoption of FAS 142.

Special Charges

During fiscal 2002, we recorded special charges totaling $48.5 million and, during fiscal 2001, we recorded special charges of $47 million.

In the second quarter of fiscal 2002, we recorded special charges of approximately $27.2 million. The second quarter charge included $25.7 million related to the planned transfer of production from our three older four-inch wafer fabrication facilities to our three six-inch and one eight-inch wafer fabrication facilities, and $3 million primarily related to the impairment of an investment, which was offset by a $1.5 million adjustment to estimated equipment cancellation fees recorded in fiscal year 2001. The investment impairment, which was related to an equity investment in a private company, was due to our decision to abandon the product strategy for which the investment was made. Included in the $25.7 million component of the special charge are severance and fringe benefit costs of $15.3 million for 509 manufacturing employees in the United States and Ireland, of which 190 of these employees had been terminated as of February 1, 2003, $2.3 million related to the write-down of equipment to be abandoned and $8.1 million of other charges primarily related to lease termination and cleanup costs. In addition, the remaining service lives of certain assets within the older four-inch wafer fabrication facilities have been shortened. Depreciation expense included in cost of sales in fiscal 2002 included additional depreciation of approximately $8.7 million associated with the shortened lives of these assets. The write-down of equipment was principally due to our decision to discontinue various product development strategies. As of February 1, 2003, there was $23 million related to these charges remaining to be paid. This program is proceeding in accordance with our original plan and we expect to substantially complete these actions by mid-fiscal 2003. Once fully complete, we anticipate annual savings from the above actions of approximately $60 million, primarily in cost of sales, and the first full year’s impact will be fiscal 2004.

During the third quarter of fiscal 2002, we recorded special charges of approximately $12.8 million. The charges included severance and fringe benefit costs of $3.7 million related to cost reduction actions taken in several product groups and, to a lesser extent, in manufacturing, $3.8 million related to the impairment of an investment, $3.4 million impairment of goodwill related to the closure of an Austrian design center we acquired in fiscal 2001 and $1.9 million primarily related to the abandonment of equipment and lease cancellation fees. The investment impairment, which was related to an equity investment in a private company, was due to our decision to abandon the product strategy for which the investment was made. The severance and fringe benefit costs were for approximately 70 engineering employees in the United States, Europe and Canada, and approximately 30 manufacturing employees in the United States. All of the manufacturing employees and approximately 51 of the engineering employees had been terminated as of February 1, 2003. As of February 1, 2003, there was $3.2 million related to these charges remaining to be paid. We expect to substantially complete these actions by the end of the second quarter of fiscal 2003. Once fully complete, we anticipate the workforce reductions will result in annual savings of approximately $10 million, primarily in operating expenses, and the first full year’s impact will be fiscal 2004.

During the fourth quarter of fiscal 2002, we recorded special charges of approximately $8.4 million. The charges included severance and fringe benefit costs of $2.5 million related to cost reduction actions taken in our sales group, several product groups and in manufacturing for approximately 65 employees in the United States and Europe, of which 45 had been terminated as of February 1, 2003. The charges also included $2.1 million related to the impairment of investments, $1.8 million primarily related to the abandonment of equipment and lease cancellation fees and a change in estimate of $2 million related to cleanup costs previously recorded in the second quarter of fiscal 2002. The investment impairment charges were related to the decline in fair value of a publicly-traded equity investment below cost basis that was determined to be other-than-temporary and to an equity investment in a private company. The private company equity investment was part of a product strategy that we decided to abandon. As of February 1, 2003, there was $2.0 million related to these charges remaining to be paid. We expect to substantially complete these actions by the end of the third quarter of fiscal 2003. Once fully complete, we anticipate the workforce reductions will result in annual savings of approximately $4 million, primarily in operating expenses, and the first full year’s impact will be fiscal 2004.

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

During fiscal 2001, we recorded special charges of approximately $47 million related to cost reduction actions taken in response to the economic climate at that time. The actions consisted of workforce reductions in manufacturing and, to a lesser extent, in selling, marketing and administrative areas. In addition, we made a decision to consolidate worldwide manufacturing operations and rationalize production planning and quality activities. The cost reductions included severance and fringe benefit costs of $29.6 million for approximately 1,200 employees in the United States, Europe, Asia and the Philippines, substantially all of which had been terminated as of February 1, 2003. As of February 1, 2003, $25.3 million of the $29.6 million aggregate severance obligations underlying our fiscal 2001 worldwide cost reduction actions had been paid. The special charge also included $11.6 million related to the abandonment of equipment resulting from the consolidation of worldwide manufacturing operations and $5.8 million of other charges primarily related to equipment and lease cancellation fees. Based on the results of negotiations with vendors regarding purchase order cancellation fees, the amount paid was approximately $1.5 million less than the amount recorded for such charges and, accordingly, in the second quarter of fiscal 2002, we adjusted the provision for purchase order cancellation fees by $1.5 million to reflect this change in estimate. We believe that the workforce reductions will result in annual salary savings of approximately $40 million, consisting of a $27 million reduction in cost of sales and a $13 million reduction in operating expenses. The impact in fiscal 2002 of these cost savings was approximately $30 million, consisting of a $20 million reduction in cost of sales and a $10 million reduction in operating expenses, and the first full year’s impact will be fiscal 2004.

The restructuring actions included in the special charges recorded during fiscal 2001 are proceeding as planned. Of the $47 million of special charges recorded in fiscal 2001, $4.9 million remained accrued as of February 1, 2003. Substantially all of the remaining amount covers termination payments being paid as income continuance to terminated employees as a result of the fiscal 2001 actions.

Operating Income

Our operating income was $74 million, or 15.8% of net sales, in the first quarter of fiscal 2003, compared to $27 million, or 6.8% of net sales, in the first quarter of fiscal 2002.

Nonoperating Income and Expense

Interest expense was $9 million in the first quarter of fiscal 2003 compared to $14 million in the first quarter of fiscal 2002. The decrease in interest expense was the result of an interest rate swap agreement we entered into in January 2002.

Interest income was $12 million in the first quarter of fiscal 2003 compared to $20 million in the first quarter of fiscal 2002. The decrease in interest income was primarily as a result of the decline in interest rates during fiscal 2002 as a result of actions taken by the Federal Reserve Board and, to a lesser extent, our decision to increase our holdings of higher credit quality lower interest-bearing investments.

Provision for Income Taxes

Our effective income tax rate decreased to 22% for the first quarter of fiscal 2003 as compared to 28% for the first quarter of fiscal 2002 due to a shift in the mix of worldwide profits and the discontinuance of goodwill amortization in the first quarter of fiscal 2003 as a result of our adoption of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

Net Income

Net income for the first quarter of fiscal 2003 was $60 million, or 12.8% of net sales, and diluted earnings per share was $0.16 compared to net income in the first quarter of fiscal 2002 of $25 million, or 6.3% of net sales, and diluted earnings per share of $0.06.

Outlook

Our net sales for the first quarter of fiscal 2003 increased 3% from the fourth quarter of fiscal 2002 as a result of stronger bookings. Based upon our expectation of continued improvement in our business and the semiconductor industry generally, our plan for our second quarter of fiscal 2003 anticipates an increase of approximately 3% to 5% in net sales from the first quarter of fiscal 2003. If that revenue level is achieved, assuming no unusual items, we would expect our second quarter of fiscal 2003 diluted earnings per share to be $0.17 to $0.18, as compared to $0.16 in the first quarter of fiscal 2003.

Liquidity and Capital Resources

At February 1, 2003, cash, cash equivalents and short-term investments totaled $3 billion, an increase of $102 million from the fourth quarter of fiscal 2002 and an increase of $105 million from the first quarter of fiscal 2002. The $102 million increase in cash, cash equivalents and short-term investments was primarily due to operating cash inflows of $105 million, or 23% of net sales in the first quarter of fiscal 2003.

Accounts receivable of $231 million at February 1, 2003 increased $3 million from $228 million at the end of the fourth quarter of fiscal 2002. This increase resulted principally from a 3% increase in sales. Accounts receivable increased $34 million from the first quarter of fiscal 2002 due to a 19% increase in sales. Days sales outstanding remained flat at 45 days as of February 1, 2003 and February 2, 2002 and improved from 46 days as of the fourth quarter of fiscal 2002.

Inventories decreased $12 million from the end of the fourth quarter of fiscal 2002 to $294 million at the end of the first quarter of fiscal 2003. Days cost of sales in inventory decreased sequentially by 10 days to 125 days as of the end of the first quarter of fiscal 2003. The decrease in inventory in dollars was due to our continued tight control over manufacturing spending, close management of inventory levels and the impact of restructuring actions taken over the last several quarters.

Net additions to property, plant and equipment of $15 million in the first quarter of fiscal 2003 were funded with a combination of cash on hand and cash generated from operations. We currently plan to make capital expenditures of approximately $80 million in fiscal 2003. Capital expenditures are expected to remain low, as we believe we currently have ample installed capacity to significantly increase internal production levels. Depreciation expense is expected to decrease slightly in fiscal 2003 from $181 million in fiscal 2002.

In August 2002, our Board of Directors approved the repurchase of up to 15 million shares of our common stock. We may repurchase shares from time to time on the open market or in privately negotiated transactions. Our management will determine the timing and amount of shares to be repurchased. As of February 1, 2003, the Company had repurchased 4,350,100 shares of its common stock at an average purchase price of $22.47 per share. The repurchased shares are held as treasury shares and are being used for the employee stock purchase plan and other benefit plans.

During the three months ended February 1, 2003, there were no material changes to our contractual cash obligations, other than routine debt and lease payments. During the first quarter of fiscal 2003, we made payments of approximately $1 million related to our long-term debt obligations and approximately $1.4 million related to capital lease obligations.

At February 1, 2003, our principal source of liquidity was $3 billion of cash, cash equivalents and short-term investments. We believe that our existing sources of liquidity and cash expected to be generated from future operations, together with current and anticipated available long-term financing, will be sufficient to fund operations, capital expenditures and research and development efforts for at least the next twelve months and thereafter for the foreseeable future.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of the financial condition and results of operations is based upon the condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience, knowledge of current conditions and beliefs of what could occur in the future given available information. We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment. If actual results differ significantly from management’s estimates and projections, there could be a material effect on our financial statements.

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

Long-Lived Assets

We review property, plant, and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amount to future undiscounted cash flows the assets are expected to generate over the remaining economic life. If such assets are considered to be impaired, the impairment to be recognized in earnings equals the amount by which the carrying value of the assets exceeds their fair market value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. Although we have recognized no material impairment adjustments related to our property, plant, and equipment during the past three fiscal years, except those made in conjunction with restructuring actions, deterioration in our business in the future could lead to such impairment adjustments in future periods. Evaluation of impairment of long-lived assets requires estimates of future operating results that are used in the preparation of the expected future undiscounted cash flows. Actual future operating results and the remaining economic lives of our long- lived assets could differ from the estimates used in assessing the recoverability of these assets. These differences could result in impairment charges, which could have a material adverse impact on our results of operations.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, or FAS 142, “Goodwill and Other Intangible Assets.” In the first quarter of fiscal 2003, we adopted the new rules of FAS 142 for measuring the impairment of goodwill. As required by FAS 142, all remaining and future acquired goodwill will be subject to impairment tests annually, or earlier if indicators of potential impairment exist, using a fair-value-based approach. The estimates and assumptions described above along with other factors such as discount rates will affect the amount of an impairment loss, if any, we recognize under FAS 142. Within six months of adoption of FAS 142, we are required to make a transition test of our goodwill for impairment, which may result in a significant transition impairment loss. Any transition impairment loss will be recorded as a change in accounting principle. At least annually thereafter, we will be required to test goodwill for impairment, which may result in additional impairment losses that could have a material adverse impact on our results of operations.

Accounting for Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, or FAS 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. FAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We evaluate the realizability of our deferred tax assets quarterly by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. At February 1, 2003, we had deferred tax assets of $145 million primarily resulting from temporary differences between the book and tax bases of assets and liabilities. While these assets are not assured of realization, we have conducted an assessment of the likelihood of realization and concluded that no significant valuation allowance is required. In reaching our conclusion, we evaluated certain relevant criteria including the existence of deferred tax liabilities that can be used to absorb deferred tax assets, the taxable income in prior carryback years that can be used to absorb net operating losses and taxable income in future years. Our judgments regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors. These changes, if any, may require material adjustments to these deferred tax assets, resulting in a reduction in net income or an increase in net loss in the period when such determinations are made.

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

Contingencies

From time to time, we receive notices that our products or manufacturing processes may be infringing the patent or intellectual property rights of others. We periodically assess each matter in order to determine if a contingent liability in accordance with Statement of Financial Accounting Standards No. 5, or FAS 5, “Accounting for Contingencies,” should be recorded. In making this determination, we may, depending on the nature of the matter, consult with internal and external legal counsel and technical experts. Based on the information we obtain, combined with our judgment regarding all the facts and circumstances of each matter, we determine whether it is probable that a contingent loss may be incurred and whether the amount of such loss can be reasonably estimated. Should a loss be probable and reasonably estimable, we record a contingent loss in accordance with FAS 5. In determining the amount of a contingent loss, we consider advice received from experts in the specific matter, current status of legal proceedings, settlement negotiations that may be ongoing, prior case history and other factors. Should the judgments and estimates made by us be incorrect, we may need to record additional contingent losses that could materially adversely impact our results of operations. See Note 11 to our Consolidated Financial Statements contained in Item 8 of our Annual Report on Form 10-K for the year ended November 2, 2002.

Stock Options

We have voluntarily provided the following disclosure in order to provide our stockholders with information about our stock option programs and activity. We believe that this disclosure, combined with the disclosure provided in Note 2 to our Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q, provides detailed information about our stock option programs.

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

Options are generally granted once per year between September and January as part of our annual performance review process. Occasionally, as in fiscal year 2002, two sets of option grants can fall within one fiscal year, as the process spans the end of one fiscal year and the beginning of the next fiscal year. Conversely, as in fiscal year 1999, there are fiscal years in which no annual merit options are granted. We have a goal to keep the dilution related to our option program to a long-term average of approximately 4% annually. The dilution percentage is calculated as the total number of shares of our common stock underlying new option grants for the year, net of options forfeited by employees leaving the company, divided by total outstanding shares of our common stock.

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

In December 2002, our Board of Directors adopted an amendment to each of our 2001 Broad-Based Stock Option Plan and our 1998 Stock Option Plan to provide that the terms of outstanding options under these plans may not be amended to provide an option exercise price per share that is lower than the original exercise price per share.

Distribution and Dilutive Effect of Options

Employee and Executive Option Grants
As of February 1, 2003

	FY2003		5 Yr.
	As of 2/1/03		Avg.	2002		2001

Net grants during the period as a percentage of outstanding shares	(0.1	%)**	4.4%	7.1	%***	4.3%
Grants to named executive officers* during the period as a percentage of total options granted	0.0%		5.4%	5.1%		5.8%
Grants to named executive officers* during the period as a percentage of outstanding shares	0.00%		0.32%	0.39%		0.27%
Cumulative options held by named executive officers* as a percentage of total options outstanding	6.9%		9.6%	6.9%		7.9%

* See “Aggregated Option Exercises and Remaining Option Values” below for our named executive officers. Named executive officers are defined by the SEC as our chief executive officer and our four other most highly compensated executive officers who were serving as executive officers on November 2, 2002.

** Net grants is equal to total grants less grant cancellations. See the “Summary of Option Activity” table for detail regarding our total grants and cancellations during the three months ended February 1, 2003.

*** Options are generally granted once per year between September and January as part of our annual performance review process. Occasionally, as in fiscal year 2002, two sets of option grants can fall within one fiscal year, as the process spans the end of one fiscal year and the beginning of the next fiscal year. Conversely, as in fiscal year 1999, there are fiscal years in which no annual merit options are granted.

General Option Information

Summary of Option Activity
As of February 1, 2003

				Options Outstanding

		Number of			Weighted-
		Employees			Average
		Receiving	Shares Available	Number of	Exercise Price
	(shares in thousands)	Grants (#)	for Options (#)	Shares (#)	($)

Last Fiscal Year	November 3, 2001		22,184	63,737	$22.28
	Additional shares reserved-12/2001		50,000
	Shares cancelled upon termination of expired stock plans		(2,196)
	Grants
	Annual retention 1/22/02	4,341	(13,082)	13,082	41,06
	Annual retention 9/24/02	4,530	(13,645)	13,645	19,90
	Other		(1,400)	1,400	36.45

	Total		(28,127)	28,127	30.57
	Exercises		—	(3,869)	6.51
	Cancellations		2,144	(2,144)	34.24

	November 2, 2002		44,005	85,851	$25.41
Fiscal Year-to-date (as of 2/1/03)
	Grants		(352)	352	27.56
	Exercises		—	(1,046)	6.81
	Cancellations - expired plans			(77)	6.35
	Cancellations		682	(682)	35.32

	February 1, 2003		44,335	84,398	25.58

In-the-Money and Out-of-the-Money Option Information
As of February 1, 2003

	Exercisable			Unexercisable			Total

			Wtd. Avg.			Wtd. Avg.			Wtd. Avg.
			Exercise			Exercise			Exercise
(Shares in thousands)	Shares (#)%		Price ($)	Shares (#)%		Price ($)	Shares (#)%		Price ($)

In-the-Money Options	16,999	72	7.12	23,332	38	14.71	40,331	48	11.51
Out-of-the-Money Options (1)	6,631	28	32.97	37,436	62	39.44	44,067	52	38.46

Total Options Outstanding	23,630	100	14.38	60,768	100	29.94	84,398	100	25.58

(1)	Out-of-the-money options are those options with an exercise price per share equal to or greater than the closing price per share of our common stock ($23.93) at the end of the first quarter of fiscal 2003 (on January 31, 2003).

Executive Options

There were no stock options granted to named executive officers during the three months ended February 1, 2003.

Aggregated Option Exercises and Remaining Option Values
Year-to-Date, As of February 1, 2003

			Number of
			Securities
			Underlying	Value of Unexercised
			Unexercised	In-the-Money
			Options as of	Options as of
			February 1,2003	February 1, 2003 ($)

	Shares Acquired	Value	Exercisable/	Exercisable/
Name	on Exercise(#)	Realized ($)	Unexercisable	Unexercisable

Jerald G. Fishman	0	0	744,982/3,376,982	9,103,090/24,353,700
Brian P. McAloon	0	0	226,028/ 416,229	3,251,204/ 1,411,279
Joseph E. McDonough	0	0	130,691/ 391,573	1,523,988/ 1,411,279
Samuel H. Fuller	0	0	110,047/ 232,718	1,213,605/ 944,189
Franklin Weigold	23,332	308,449	39,020/ 196,523	0/ 434,095

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of February 1, 2003 about the securities authorized for issuance under our equity compensation plans, consisting of our 2001 Broad-Based Stock Option Plan, our 1998 Stock Option Plan, our Restated 1994 Director Option Plan, our Restated 1988 Stock Option Plan and our 1992 Employee Stock Purchase Plan.

	(a)	(b)	(c)

	Number of securities to	Weighted-average	Number of securities
	be issued upon exercise of	exercise price of	available for future issuance under
	outstanding options,	outstanding options	equity compensation plans (excluding
Plan Category	warrants and rights(#)(1)	warrants and rights($)	securities reflected in column (a))

Equity compensation plans approved by stockholders	67,471,522	25.53	13,622,038 (2)
Broad-based stock plans pursuant to New York Stock Exchange rules* (3)	16,732,835	24.74	33,267,165

TOTAL	84,204,357	25.38	46,889,203 (2)

*      Our officers and directors are ineligible to receive grants under our 2001 Broad-Based Stock Option plan.

(1)	This table excludes an aggregate of 193,941 shares issuable upon exercise of outstanding options assumed by Analog in connection with various acquisition transactions. The weighted-average exercise price of the excluded options is $5.20.

(2)	Includes 2,554,080 shares issuable under our Employee Stock Purchase Plan, of which up to 683,075 are issuable in connection with the current offering period which ends May 30, 2003.

(3)	Issued pursuant to our 2001 Broad-Based Stock Option Plan, which does not require the approval of and has not been approved by our stockholders.

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

The cyclical nature of the semiconductor industry has resulted in sustained or short-term periods when demand for our products has increased or decreased rapidly. We, and the semiconductor industry, experienced a period of rapid decreases in demand that began early in fiscal year 2001. As a result, we have overcapacity due to the expansion of our production facilities and increased access to third-party foundries. However, we cannot be sure that we will not encounter unanticipated production problems at either our own facilities or at third-party foundries, or that our capacity will be sufficient to satisfy demand for our products. We believe that other semiconductor manufacturers have expanded their production capacity over the past several years. This expansion by us and our competitors has led to overcapacity in our target markets and could lead to price erosion that would adversely affect our operating results.

Our revenues may not increase enough to offset the expense of additional capacity.

Our capacity additions in fiscal year 2001 resulted in a significant increase in operating expenses. If revenue levels do not increase enough to offset these additional expense levels, our future operating results could be adversely affected. In addition, asset values could be impaired if the additional capacity is underutilized for an extended period of time. Should we be unsuccessful in completing this expansion on time, or should customer demand fail to increase and we no longer need the additional capacity, our financial position and results of operations could be adversely impacted.

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

During the first quarter of fiscal year 2003, approximately 73% of our revenues were derived from customers in international markets. We have manufacturing facilities outside the United States in Ireland, the United Kingdom, the Philippines and Taiwan. In addition to being exposed to the ongoing economic cycles in the semiconductor industry, we are also subject to the economic and political risks inherent in international operations and their impact on the United States economy in general, including the risks associated with ongoing uncertainties and political and economic instability in many countries around the world as well as the economic disruption from acts of terrorism, particularly in the aftermath of the terrorist attacks of September 11, 2001 and the response to them by the United States and its allies. These risks include air transportation disruptions, expropriation, currency controls and changes in currency exchange rates, tax and tariff rates, freight rates and social and political unrest. Although we engage in hedging transactions to reduce our exposure to currency exchange rate fluctuations, there can be no assurance that our competitive position will not be adversely affected by changes in the exchange rate of the United States dollar against other currencies.

We are involved in frequent litigation regarding intellectual property rights, which could be costly to defend and could require us to redesign products or pay significant royalties.

There can be no assurance that any patent will issue on pending applications or that any patent issued will provide substantive protection for the technology or product covered by it. We believe that patent and mask set protection is of less significance in our business than experience, innovation and management skill. There also can be no assurance that others will not develop or patent similar technology, or reverse engineer our products, or that our confidentiality agreements with employees, consultants, silicon foundries and other suppliers and vendors will be adequate to protect our interests.

The semiconductor industry is characterized by frequent claims and litigation involving patent and other intellectual property rights, including claims arising under our contractual indemnification of our customers. We have received from time to time, and may receive in the future, claims from third parties asserting that our products or processes infringe their patents or other intellectual property rights. In the event a third party makes a valid intellectual property claim against us and a license is not available to us on commercially reasonable terms, or at all, we could be forced either to redesign or to stop production of products incorporating that intellectual property, and our operating results could be materially and adversely affected. Litigation may be necessary to enforce our patents or other of our intellectual property rights or to defend us against claims of infringement, and this litigation could be costly and divert the attention of our key personnel. See Note 11 in the Notes to our Consolidated Financial Statements contained in Item 8 of our Annual Report on Form 10-K for the year ended November 2, 2002 for information concerning pending litigation that involves us. An adverse outcome in this or other litigation could have a material adverse effect on our consolidated financial position or on our consolidated results of operations or cash flows in the period in which the litigation is resolved.

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

During the fourth quarter of fiscal year 2000, we issued $1,200,000,000 of 4.75% convertible subordinated notes due 2005 and, as a result, we have a substantial amount of outstanding indebtedness. We may be unable to generate cash sufficient to pay the principal of, interest on, and other amounts due in respect of, this indebtedness when due. Our substantial leverage could have significant negative consequences. This substantial leverage could increase our vulnerability to general adverse economic and industry conditions. It may require the dedication of a substantial portion of our expected cash flow from operations to service the indebtedness, thereby reducing the amount of our expected cash flow available for other purposes, including capital expenditures. It may also limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the information provided under ITEM 7A. “Qualitative and Quantitative Disclosures about Market Risk” set forth on page 32 of our Annual Report on Form 10-K for the year ended November 2, 2002.

ITEM 4. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures. Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and are operating in an effective manner.

(b)  Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

On March 4, 2003, Motorola, Inc. filed an action in the United States District Court for the Eastern District of Texas against us, alleging that we infringed five patents owned by Motorola relating to semiconductor processing and semiconductor chip design. The complaint also alleges that we have had actual and/or constructive knowledge of the Motorola patents and that we have continued to import into and sell in the United States products covered by those patents. The complaint seeks injunctive relief and unspecified damages. We are in the process of evaluating this complaint.

ITEM 2. Changes in Securities and Use of Proceeds

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

On February 5, 2003, we issued and delivered an aggregate of 27,136 shares of our common stock to three individuals in partial fulfillment of the payment by us of consideration to the three former stockholders of White Mountain DSP, Inc., which we acquired on February 5, 1999. We issued and delivered these shares in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933.

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q.

(b)	Reports on Form 8-K

None

Items 3, 4 and 5 of PART II are not applicable and have been omitted.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANALOG DEVICES, INC.

Date:	March 6, 2003	By:	/s/ Jerald G. Fishman Jerald G. Fishman President and Chief Executive Officer (Principal Executive Officer)

Date:	March 6, 2003	By:	/s/ Joseph E. McDonough Joseph E. McDonough Vice President-Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION

I, Jerald G. Fishman, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Analog Devices, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Jerald G. Fishman Jerald G. Fishman President and Chief Executive Officer (Principal Executive Officer)
Dated:	March 6, 2003

CERTIFICATION

I, Joseph E. McDonough, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Analog Devices,Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Joseph E. McDonough Joseph E. McDonough Vice President-Finance and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: March 6, 2003

Exhibit Index

Exhibit
No.	Description

14.1	Analog Devices, Inc. Code of Business Conduct and Ethics.

99.1	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).

99.2	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer).