Form 10-Q
period 2003-05-03
ANALOG DEVICES INC
filed 2003-05-21
CIK 6281

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One) ☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

     As of May 3, 2003 there were 365,316,007 shares of Common Stock, $0.16 2/3 par value per share, outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(thousands except per share amounts)

	Three Months Ended

	May 3, 2003	May 4, 2002

Net sales	$501,883	$413,368
Cost of sales	228,423	192,537

Gross margin	273,460	220,831
Operating expenses:
Research and development	112,829	102,821
Selling, marketing, general and administrative	71,509	62,354
Special charge	—	27,250
Amortization of intangibles	656	14,234

	184,994	206,659
Operating income	88,466	14,172
Nonoperating (income) expenses:
Interest expense	8,005	9,542
Interest income	(10,554)	(15,358)
Other, net	(403)	(48)

	(2,952)	(5,864)

Income before income taxes	91,418	20,036
Provision for income taxes	20,112	5,610

Net income	$71,306	$14,426

Shares used to compute earnings per share – basic	364,267	364,545

Shares used to compute earnings per share – diluted	379,163	383,455

Earnings per share – basic	$0.20	$0.04

Earnings per share – diluted	$0.19	$0.04

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(thousands except per share amounts)

	Six Months Ended

	May 3, 2003	May 4, 2002

Net sales	$969,306	$806,342
Cost of sales	442,709	381,714

Gross margin	526,597	424,628
Operating expenses:
Research and development	222,138	207,530
Selling, marketing, general and administrative	140,824	120,712
Special charge	—	27,250
Amortization of intangibles	1,308	28,339

	364,270	383,831
Operating income	162,327	40,797
Nonoperating (income) expenses:
Interest expense	16,798	23,325
Interest income	(22,517)	(35,717)
Other, net	(285)	(1,139)

	(6,004)	(13,531)

Income before income taxes	168,331	54,328
Provision for income taxes	37,033	15,212

Net income	$131,298	$39,116

Shares used to compute earnings per share – basic	363,703	363,846

Shares used to compute earnings per share – diluted	378,680	383,463

Earnings per share – basic	$0.36	$0.11

Earnings per share – diluted	$0.35	$0.10

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands)

Assets	May 3, 2003	November 2, 2002	May 4, 2002

Cash and cash equivalents	$1,138,332	$1,613,753	$1,394,127
Short-term investments	1,963,151	1,284,270	1,514,837
Accounts receivable, net	242,767	228,338	221,524
Inventories:
Raw materials	12,649	14,598	15,077
Work in process	215,414	225,680	188,059
Finished goods	65,424	66,113	50,015

	293,487	306,391	253,151
Deferred tax assets	154,000	152,552	150,000
Prepaid expenses and other current assets	40,150	38,921	32,596

Total current assets	3,831,887	3,624,225	3,566,235

Property, plant and equipment, at cost:
Land and buildings	294,290	294,037	293,054
Machinery and equipment	1,386,253	1,385,198	1,438,186
Office equipment	94,065	95,120	94,803
Leasehold improvements	127,039	131,113	130,616

	1,901,647	1,905,468	1,956,659
Less accumulated depreciation and amortization	1,175,114	1,124,564	1,110,976

Net property, plant and equipment	726,533	780,904	845,683

Deferred compensation plan investments	283,442	277,595	268,870
Other investments	2,677	2,010	6,646
Goodwill, net	163,373	163,373	190,886
Other intangible assets, net	9,955	11,264	12,569
Other assets	117,446	120,820	61,877

Total other assets	576,893	575,062	540,848

	$5,135,313	$4,980,191	$4,952,766

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands, except share amounts)

Liabilities and Stockholders' Equity	May 3, 2003	November 2, 2002	May 4, 2002

Short-term borrowings and current portion of obligations under capital leases	$1,486	$3,745	$4,814
Accounts payable	93,704	91,269	82,831
Deferred income on shipments to distributors	108,980	110,271	105,614
Income taxes payable	131,763	126,471	153,856
Accrued liabilities	140,539	151,879	176,545

Total current liabilities	476,472	483,635	523,660

Long-term debt and obligations under capital leases	1,279,264	1,274,487	1,193,791
Deferred income taxes	18,000	22,612	40,000
Deferred compensation plan liability	287,664	283,210	273,688
Other non-current liabilities	18,028	16,231	12,679

Total non-current liabilities	1,602,956	1,596,540	1,520,158

Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $1.00 par value, 471,934 shares authorized, none outstanding	—	—	—
Common stock, $0.16 2/3 par value, 600,000,000 shares authorized, 369,772,889 shares issued (367,680,211 on November 2, 2002 and 365,695,987 on May 4, 2002)	61,630	61,281	60,950
Capital in excess of par value	781,782	762,473	736,160
Retained earnings	2,310,917	2,179,619	2,113,436
Accumulated other comprehensive income (loss)	2,274	(1,908)	1,723

	3,156,603	3,001,465	2,912,269
Less 4,456,882 shares in treasury, at cost (4,493,186 on November 2, 2002 and 82,366 on May 4, 2002)	100,718	101,449	3,321

Total stockholders’ equity	3,055,885	2,900,016	2,908,948

	$5,135,313	$4,980,191	$4,952,766

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(thousands)

	Six Months Ended

	May 3, 2003	May 4, 2002

Cash flows from operating activities:
Net income	$131,298	$39,116
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	84,042	87,215
Amortization	1,308	28,370
Deferred income taxes	(6,060)	(22,134)
Non-cash portion of special charge	—	4,987
Other non-cash expense	6,251	7,985
Changes in operating assets and liabilities	(4,331)	(9,407)

Total adjustments	81,210	97,016

Net cash provided by operating activities	212,508	136,132

Cash flows from investing activities:
Purchase of short-term available-for-sale investments	(2,662,975)	(1,623,930)
Maturities of short-term available-for-sale investments	1,984,094	1,537,371
Payments for acquisitions, net of cash acquired	—	(2,620)
Additions to property, plant and equipment, net	(29,301)	(27,198)
Decrease (increase) in other assets	8,702	(549)

Net cash used for investing activities	(699,480)	(116,926)

Cash flows from financing activities:
Proceeds from employee stock plans	15,723	15,295
Payments on capital lease obligations	(2,483)	(4,868)
Net decrease in variable rate borrowings	(3,300)	(192)

Net cash provided by financing activities	9,940	10,235

Effect of exchange rate changes on cash	1,611	(263)

Net (decrease) increase in cash and cash equivalents	(475,421)	29,178
Cash and cash equivalents at beginning of period	1,613,753	1,364,949

Cash and cash equivalents at end of period	$1,138,332	$1,394,127

See accompanying notes.

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED MAY 3, 2003
(all tabular amounts in thousands except per share amounts and percentages)

Note 1 – Basis of Presentation

In the opinion of management, the information furnished in the accompanying condensed consolidated financial statements reflects all normal recurring adjustments that are necessary to fairly state the results for these interim periods and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 and related notes.

The Company has a 52-53 week fiscal year that ends on the Saturday closest to the last day in October. Fiscal 2003 and fiscal 2002 are 52-week fiscal years.

Note 2 – Stock-Based Compensation

The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 148 (FAS 148), “Accounting for Stock-Based Compensation — Transition and Disclosure” effective November 3, 2002. FAS 148 amends Statement of Financial Accounting Standards No. 123 (FAS 123), “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and also amends the disclosure requirements of FAS 123 to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by FAS 148 and FAS 123, the Company continues to apply the accounting provisions of Accounting Principle Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, with regard to the measurement of compensation cost for options granted under the Company’s equity compensation plans, consisting of the 2001 Broad-Based Stock Option Plan, the 1998 Stock Option Plan, the Restated 1994 Director Option Plan, the Restated 1988 Stock Option Plan, the 1992 Employee Stock Purchase Plan and the 1998 International Employee Stock Purchase Plan. No material employee compensation expense has been recorded as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Had expense been recognized using the fair value method described in FAS 123, using the Black-Scholes option-pricing model, we would have reported the following results of operations:

	Three Months Ended

	May 3, 2003	May 4, 2002

Net income, as reported	$71,306	$14,426

Deduct: total stock-based compensation expense determined under the fair value method, net of tax	(54,199)	(57,228)

Pro forma net income (loss)	$17,107	$(42,802)

Earnings (loss) per share:
Basic – as reported	$0.20	$0.04

Basic – pro forma	$0.05	$(0.12)

Diluted – as reported	$0.19	$0.04

Diluted – pro forma	$0.05	$(0.12)

	Six Months Ended

	May 3, 2003	May 4, 2002

Net income, as reported	$131,298	$39,116

Deduct: total stock-based compensation expense determined under the fair value method, net of tax	(109,297)	(115,732)

Pro forma net income (loss)	$22,001	$(76,616)

Earnings (loss) per share:
Basic – as reported	$0.36	$0.11

Basic – pro forma	$0.06	$(0.21)

Diluted – as reported	$0.35	$0.10

Diluted – pro forma	$0.06	$(0.21)

Note 3 – Comprehensive Income

Components of comprehensive income include net income and certain transactions that have generally been reported in the consolidated statement of stockholders’ equity and consisted of the following:

	Three Months Ended

	May 3, 2003	May 4, 2002

Net income	$71,306	$14,426
Foreign currency translation	582	553
Change in unrealized gains (losses) on available-for-sale securities, net of taxes of $122 and $248, respectively	(227)	(460)
Change in unrealized gains (losses) on derivative instruments designated as cash flow hedges	85	4,054

Other comprehensive income	440	4,147

Comprehensive income	$71,746	$18,573

	Six Months Ended

	May 3, 2003	May 4, 2002

Net income	$131,298	$39,116
Foreign currency translation	1,805	(1,097)
Change in unrealized gains (losses) on available-for-sale securities, net of taxes of $1,053 and $56, respectively	1,956	(104)
Change in unrealized gains (losses) on derivative instruments designated as cash flow hedges	421	3,128

Other comprehensive income	4,182	1,927

Comprehensive income	$135,480	$41,043

Note 4 – Short-term investments

Substantially all of the Company’s short-term investments have contractual maturities of twelve months or less at time of acquisition. Unrealized gains of $2.3 million ($1.5 million net of tax) were recorded in other comprehensive income in the first three months of fiscal 2003. Unrealized gains and losses were not material during the first six months of fiscal 2002. Total unrealized losses as of the end of the second quarter of fiscal 2003 were $3.7 million ($2.3 million net of tax). Unrealized losses were not material as of the end of the second quarter of fiscal 2002. No realized gains or losses were recorded during the first three or six months of fiscal 2003 or fiscal 2002.

Note 5 – Derivative Instruments and Hedging Agreements

Derivative financial instruments are accounted for in accordance with Statement of Financial Accounting Standards No. 133, (FAS 133), “Accounting for Derivative Instruments and Hedging Activities” as amended by FAS 138. The Company recognizes all derivative financial instruments in the consolidated financial statements at fair value regardless of the purpose for or intent of holding the instrument. Changes in the fair value of the derivative financial instruments are either recognized periodically in earnings or in stockholders’ equity as a component of other comprehensive income (OCI) depending on whether the derivative financial instrument qualifies for hedge accounting. Changes in fair values of derivatives not qualifying for hedge accounting are reported immediately in earnings.

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

Foreign Exchange Exposure Management - The Company has significant international sales and purchase transactions in foreign currencies and has a policy of hedging forecasted and actual foreign currency risk with forward foreign exchange contracts. The Company’s forward foreign exchange contracts are denominated in Japanese Yen, British Pounds Sterling and the Euro and are for periods consistent with the terms of the underlying transactions, generally one year or less. Derivative instruments are employed to eliminate or minimize certain foreign currency exposures that can be confidently identified and quantified. In accordance with FAS 133, hedges related to anticipated transactions are designated and documented at the inception of the respective hedges as cash flow hedges and are evaluated for effectiveness monthly. As the terms of the contract and the underlying transaction are matched at inception, forward contract effectiveness is calculated by comparing the change in fair value of the contract to the change in the forward value of the anticipated transaction, with the effective portion of the gain or loss on the derivative instrument reported as a component of OCI in stockholders’ equity and reclassified into earnings in the same line item associated with the forecasted transaction in the same period during which the hedged transaction affects earnings. Any residual change in fair value of the instruments, or ineffectiveness, is recognized immediately in other expense. No ineffectiveness was recognized during the first three and six months of fiscal 2003 or fiscal 2002.

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

Interest Rate Exposure Management – In January 2002, the Company entered into an interest rate swap (the “Swap”) with an aggregate notional amount of $1,200 million. The swap is a derivative instrument as defined by FAS 133 and was designated as a fair value hedge at inception. The swap hedges the benchmark interest rate of the Company’s $1,200 million Convertible Subordinated Notes (the “Notes”) and has the effect of swapping the 4.75% fixed rate of the Convertible Subordinated Notes into a LIBOR-based floating rate (1.29% as of May 6, 2003). The Swap, as well as the Notes, matures on October 1, 2005. As the critical terms of the Swap and the underlying interest component of the Company’s Notes were matched at inception, effectiveness is calculated by comparing the change in the fair value of the contract to the change in the fair value of the interest rate component, with the effective portion of the gain or loss on the derivative instrument reported in other expense. The Swap is designed to provide for the termination of the Swap in the event the Notes are either converted or redeemed early. The Company evaluates this fair value hedge for effectiveness quarterly, and restructured certain terms in October 2002 to provide for an even more highly effective hedge relationship with the Notes. The restructuring resulted in an interest rate swap with terms more favorable to the Company, offset by a promise to pay a fixed amount over time to the counterparty regardless of when the Swap is terminated. The restructuring, which had no impact on earnings, increased the Swap asset by $27 million, with an offsetting debt liability of an equal amount. The restructuring is expected to increase the effectiveness of the hedge on a prospective basis. The fair value hedge was determined to be highly effective, and a minor amount of ineffectiveness ($0.1 million) was recorded in other expense, during the six months ended May 3, 2003.

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

The following table summarizes activity in other comprehensive income related to derivatives classified as cash flow hedges held by the Company during the period from November 3, 2002 through May 3, 2003:

Accumulated (gain) loss included in other comprehensive income as of November 2, 2002	$(3,321)
Changes in fair value of derivatives – (gain) loss	(3,810)
Less: Reclassifications into earnings from other comprehensive income	3,389

Accumulated (gain) loss included in other comprehensive income as of May 3, 2003	$(3,742)

All of the accumulated gain will be reclassified into earnings over the next twelve months.

Note 6 – Special Charges

A summary of the activity in accrued restructuring is as follows:

	Fiscal 2002			Fiscal 2001

	2nd Quarter	3rd Quarter	4th Quarter	Special
Accrued Restructuring	Special Charges	Special Charges	Special Charges	Charges	Total

Balance at November 2, 2002	25,017	4,254	3,146	7,607	40,024

Severance payments	$(2,025)	$(1,111)	$(1,160)	$(2,261)	$(6,557)
Other cash payments		(9)		(420)	(429)
Effect of foreign currency translation on accrual		67			67

Balance at February 1, 2003	$22,992	$3,201	$1,986	$4,926	$33,105

Severance payments	$(1,531)	$(496)	$(156)	$(1,353)	$(3,536)
Other cash payments	(800)	(577)	(217)	(58)	(1,652)
Effect of foreign currency translation on accrual		17			17

Balance at May 3, 2003	$20,661	$2,145	$1,613	$3,515	$27,934

During the second quarter of fiscal 2002, the Company recorded special charges of approximately $27.2 million (comprised of $28.7 million of second quarter charges offset by $1.5 million related to a change in estimate discussed below). The second quarter charge was comprised of $25.7 million related to the planned transfer of production from the Company’s three older four-inch wafer fabrication facilities to the Company’s three six-inch and one eight-inch wafer fabrication facilities, and $3 million primarily related to the impairment of an investment, which was partially offset by an adjustment of $1.5 million related to equipment cancellation fees recorded in fiscal year 2001. The investment impairment, which was related to an equity investment in a private company, was due to the Company’s decision to abandon the product strategy for which the investment was made. Included in the $25.7 million special charge were severance and fringe benefit costs of $15.3 million for 509 manufacturing employees in the United States and Ireland, of which 216 of these employees had been terminated as of May 3,

2003, $2.3 million related to the write-down of equipment to be abandoned and $8.1 million of other charges, primarily related to lease termination and cleanup costs. The write-down of equipment was principally due to a decision to discontinue various product development strategies. The process of transferring production from the four-inch to the six and eight-inch wafer fabrication facilities is ongoing. Various processes have to be transitioned and customer requirements have to be satisfied seamlessly throughout the transition period. The transfer involves three separate four-inch wafer fabrication facilities and three six-inch and one eight-inch facility. The transition has already been completed at one of the four-inch facilities. The lease termination and clean up costs will be incurred as the transition at each site is completed and, because severance costs are paid as income continuance at some locations, these costs will be incurred over time subsequent to the final termination of employment. The transitions from the remaining two four-inch facilities are in progress and are planned to be complete during the second half of fiscal 2003.

In addition, the remaining service lives of certain assets within the older four-inch wafer fabrication facilities have been shortened. As a result, depreciation expense included in cost of sales in fiscal 2002 included additional depreciation of approximately $8.7 million associated with the shortened lives.

During the third quarter of fiscal 2002, the Company recorded special charges of approximately $12.8 million. The charges included severance and fringe benefit costs of $3.7 million related to cost reduction actions taken in several product groups and, to a lesser extent, in manufacturing, $3.8 million related to the impairment of an investment, $3.4 million related to the impairment of goodwill associated with the closing of an Austrian design center acquired in fiscal 2001 and $1.9 million primarily related to the abandonment of equipment and lease cancellation fees. The investment impairment, which was related to an equity investment in a private company, was due to the Company’s decision to abandon the product strategy for which the investment was made. The severance and fringe benefit costs were for approximately 70 engineering employees in the United States, Europe and Canada, and approximately 30 manufacturing employees in the United States. All of the manufacturing employees and substantially all of the engineering employees had been terminated as of May 3, 2003.

During the fourth quarter of fiscal 2002, the Company recorded special charges of approximately $8.4 million. The charges included severance and fringe benefit costs of $2.5 million related to cost reduction actions taken in the sales group, several product groups and the Company’s manufacturing test operations for approximately 65 employees in the United States and Europe, of which 56 had been terminated as of May 3, 2003. The charges also included $2.1 million related to the impairment of investments, $1.8 million primarily related to the abandonment of equipment and lease cancellation fees and a change in estimate of $2.0 million related to clean-up costs originally recorded in the second quarter of fiscal 2002. The investment impairment charges were related to the decline in fair value of a publicly traded equity investment to less than its cost basis that was determined to be other-than-temporary, and to an equity investment in a private company. The private company equity investment was part of a product strategy that the Company decided to abandon. The Company expects to substantially complete this action by the end of the third quarter of fiscal 2003.

During fiscal 2001, the Company recorded special charges of approximately $47 million related to cost reduction actions taken in response to the economic climate at that time. The actions consisted of workforce reductions in manufacturing and, to a lesser extent, in selling, marketing and administrative areas as well as a decision to consolidate worldwide manufacturing operations and rationalize production planning and quality activities. The cost reductions included severance and fringe benefit costs of $29.6 million for approximately 1,200 employees in the U.S., Europe, Asia and the Philippines, substantially all of which had been terminated as of May 3, 2003. The special charge also included $11.6 million related to the abandonment of equipment resulting from the consolidation of worldwide manufacturing operations and $5.8 million of other charges primarily related to equipment and lease cancellation fees. Based on the results of negotiations with vendors regarding purchase order cancellation fees, the amount paid was $1.5 million less than the amount recorded for such charges and, accordingly, the Company adjusted the provision for purchase order cancellation fees by $1.5 million in the second quarter of fiscal 2002 to reflect this change in estimate.

As of May 3, 2003, $26.6 million of the $29.6 million aggregate severance obligations pertaining to the fiscal 2001 worldwide cost reduction actions had been paid. The restructuring actions included in the special charges recorded during fiscal 2001 are proceeding as planned. Of the $47 million of special charges recorded in fiscal 2001, $3.5 million remained accrued as of May 3, 2003, and primarily represents termination payments being paid as income continuance to certain of the 1,200 terminated employees, predominantly in the U.S.

Note 7 – Earnings Per Share

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

	Three Months Ended

	May 3, 2003	May 4, 2002

Basic:
Net income	$71,306	$14,426

Weighted shares outstanding	364,267	364,545

Earnings per share	$0.20	$0.04

Diluted:
Net income	$71,306	$14,426

Weighted shares outstanding	364,267	364,545
Assumed exercise of common stock equivalents	14,896	18,910

Weighted average common and common equivalent shares	379,163	383,455

Earnings per share	$0.19	$0.04

Anti-dilutive shares related to:
Outstanding stock options	43,085	14,310
Convertible debt	9,247	9,247

	Six Months Ended

	May 3, 2003	May 4, 2002

Basic:
Net income	$131,298	$39,116

Weighted shares outstanding	363,703	363,846

Earnings per share	$0.36	$0.11

Diluted:
Net income	$131,298	$39,116

Weighted shares outstanding	363,703	363,846
Assumed exercise of common stock equivalents	14,977	19,617

Weighted average common and common equivalent shares	378,680	383,463

Earnings per share	$0.35	$0.10

Anti-dilutive shares related to:
Outstanding stock options	43,300	14,278
Convertible debt	9,247	9,247

Note 8 – Segment Information

The Company operates and tracks its results in one operating segment. The Company designs, develops, manufacturers and markets a broad range of integrated circuits. The Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by Statement of Financial Accounting Standard No. 131 (FAS 131), “Disclosures about Segments of an Enterprise and Related Information.” Note 9 – New Accounting Standards

Business Combinations & Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 (FAS 141), “Business Combinations,” and No. 142 (FAS 142), “Goodwill and Other Intangible Assets.” FAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. FAS 142, which became effective for the Company in fiscal year 2003, prohibits the amortization of goodwill and intangible assets with indefinite useful lives. FAS 142 requires that these assets be reviewed for impairment at least annually, or more frequently if impairment indicators arise. Other intangible assets with finite lives will continue to be amortized over their estimated useful lives.

The Company will test goodwill for impairment using the two-step process prescribed by FAS 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. FAS 142 provides six months to complete step one of the transitional impairment review. In the first step, if the fair value of the reporting unit(s) exceed(s) the carrying value, no impairment loss is recognized. If the carrying value of the reporting unit(s) exceed(s) the fair value, goodwill is potentially impaired and the Company must complete step two in order to measure the impairment loss. Step two compares the implied fair value of the goodwill with the carrying amount of that goodwill. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

The Company began applying FAS 142 in the first quarter of fiscal 2003. Application of the nonamortization provisions of FAS 142 is expected to result in an increase in annual net income of approximately $54 million in fiscal 2003.

The Company completed the required impairment tests of goodwill and indefinite-lived intangible assets as of November 3, 2002 in the second quarter of fiscal 2003. The results of the impairment review indicated that there was no impairment of goodwill. See further discussion under Note 10 “Goodwill and Other Intangible Assets.”

Asset Retirement Obligations

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

Classification of Debt Extinguishment

Effective November 3, 2002, the Company adopted Statement of Financial Accounting Standards No. 145 (FAS 145), “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Under

FAS 145, gains and losses on extinguishments of debt are to be classified as income or loss from continuing operations rather than extraordinary items. The adoption of FAS 145 did not have a material impact on the Company’s financial position or results of operations.

Costs Associated with Exit or Disposal Activities

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 (FAS 146), “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by FAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, plant closing, or other exit or disposal activity. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. FAS 146 may affect the timing of recognizing future exit or disposal costs, if any, as well as the amounts recognized.

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

Accounting for Derivative Instruments and Hedging Activities

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149 (FAS 149), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS 133. FAS 149 is effective for contracts entered into or modified after June 30, 2003. The Company does not believe that the adoption of FAS 149 will have a material effect on its financial position or results of operations.

Guarantor’s Accounting and Disclosure Requirements for Guarantees

In November 2002, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement requirement of FIN 45 is effective for guarantees issued or modified after December 31, 2002. As of May 3, 2003, the Company’s guarantees that were issued or modified after December 31, 2002 were not material. The disclosure requirements of FIN 45, which are effective for interim and annual periods ending after December 15, 2002, are included in the following paragraphs.

Under the terms of the lease agreement, which was entered into prior to January 1, 2003, related to the Company’s headquarters facility in Norwood, Massachusetts, the Company has agreed to assume the note related to the property in the event of default by the lessor. Assumption of the note, which was approximately $9 million at May 3, 2003, would entitle the Company to a first lien on the property. The lease expires in May 2007. The guarantee was made by the Company to allow the lessor to obtain a lower cost of borrowing.

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

Consolidation of Variable Interest Entities

In January 2003, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company has not yet determined what effect, if any, the adoption of FIN 46 will have on the Company’s financial position or results of operations.

Note 10 – Goodwill and Other Intangible Assets

Beginning in fiscal 2003, the Company adopted Statement of Financial Accounting Standards No. 142 (FAS 142), “Goodwill and Other Intangible Assets.” As a result, the Company discontinued amortizing the remaining balances of goodwill beginning November 3, 2002. Instead the Company will annually evaluate goodwill for impairment. The Company will also evaluate goodwill whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from estimated future cash flows.

As required by FAS 142, intangible assets that do not meet the criteria for recognition apart from goodwill must be reclassified. As a result, a net balance of $1.6 million of acquired workforce intangibles was transferred to goodwill as of November 3, 2002.

Other intangible assets at May 3, 2003 and May 4, 2002, which will continue to be amortized, consisted of the following:

	May 3, 2003		May 4, 2002

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Technology-based	$16,923	$7,806	$16,923	$5,438
Tradename	1,167	510	1,167	386
Other	6,147	5,966	6,147	5,844

Total	$24,237	$14,282	$24,237	$11,668

Amortization expense relating to goodwill and other intangibles was:

	Three Months Ended

	May 3, 2003	May 4, 2002

Goodwill	$—	$13,484
Other intangibles	656	750

Total	$656	$14,234

	Six Months Ended

	May 3, 2003	May 4, 2002

Goodwill	$—	$26,839
Other intangibles	1,308	1,500

Total	$1,308	$28,339

The Company expects annual amortization expense for these intangible assets to be:

Fiscal	Amortization
Years	Expense

2003	$2,609
2004	2,609
2005	2,278
2006	1,284
2007	1,284
2008+	1,200

The following table provides a reconciliation of reported net income for the three and six months ended May 4, 2002 to adjusted net income had FAS 142 been applied as of the beginning of fiscal 2002:

	Three Months Ended

	May 3, 2003	May 4, 2002

Reported net income	$71,306	$14,426
Add back: Goodwill and workforce amortization (net of tax)	—	10,902

Adjusted net income	$71,306	$25,328

Basic earnings per share:
Reported net income	$0.20	$0.04
Goodwill and workforce amortization (net of tax)	—	0.03

Adjusted net income	$0.20	$0.07

Diluted earnings per share:
Reported net income	$0.19	$0.04
Goodwill and workforce amortization (net of tax)	—	0.03

Adjusted net income	$0.19	$0.07

	Six Months Ended

	May 3, 2003	May 4, 2002

Reported net income	$131,298	$39,116
Add back: Goodwill and workforce amortization (net of tax)	—	21,708

Adjusted net income	$131,298	$60,824

Basic earnings per share:
Reported net income	$0.36	$0.11
Goodwill and workforce amortization (net of tax)	—	0.06

Adjusted net income	$0.36	$0.17

Diluted earnings per share:
Reported net income	$0.35	$0.10
Goodwill and workforce amortization (net of tax)	—	0.06

Adjusted net income	$0.35	$0.16

Note 11 – Common Stock Repurchase

In August 2002, the Company’s Board of Directors approved the repurchase of up to 15 million shares of common stock. As of May 3, 2003, the Company had repurchased 4,350,100 shares of its common stock at an average purchase price of $22.47 per share. The repurchased shares are held as treasury shares and are being used for the employee stock purchase plan and other benefit plans.

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

Results of Operations

Second Quarter 2003 Overview

We recorded quarterly sales of $502 million in the second quarter of fiscal 2003, which was a 21% increase in sales from the second quarter of fiscal 2002 and a 7% increase in sales from the first quarter of fiscal 2003. Our gross margins remained strong at 54.5%, which was a 110 basis point increase from the second quarter of fiscal 2002. Our cash flow continued to be strong, with cash, cash equivalents and short-term investments increasing by over $100 million during the second quarter of fiscal 2003 to $3.1 billion.

Sales

Net sales were $502 million in the second quarter of fiscal 2003, an increase of 21% from net sales of $413 million in the second quarter of fiscal 2002. Net sales for the first six months of fiscal 2003 were $969 million, an increase of 20% from the $806 million reported for the comparable period of fiscal 2002. Approximately 78% of our net sales were from analog products and 22% of our net sales were from DSP products in both the three and six month periods ended May 3, 2003. Our analog product revenue was 16% higher in the second quarter of fiscal 2003 than in the second quarter of fiscal 2002 primarily due to increased sales of converter products. DSP product revenue was 45% higher in the second quarter of fiscal 2003 than in the second quarter of fiscal 2002 primarily as a result of increased sales of chipsets used in wireless handsets.

For the quarter ended May 3, 2003, sales increased in all regions compared to the same prior year quarter with the strongest revenue growth occurring in Japan and Southeast Asia. For the six months ended May 3, 2003, sales increased in all regions compared to the same prior year period with the exception of sales in North America. For the six months ended May 3, 2003 compared to the six months ended May 4, 2002, sales in North America declined 4%. During the three months ended May 3, 2003 and May 4, 2002, approximately 74% and 70%, respectively, of net sales were derived from international customers. The decline in sales in North America as a percentage of total sales was attributable to the ongoing transfer of customer manufacturing activity to lower cost locations, primarily Southeast Asia.

Gross Margin

Gross margin was $273.5 million, or 54.5% of net sales, in the second quarter of fiscal 2003, an increase of 110 basis points from the second quarter of fiscal 2002 gross margin of $220.8 million, or 53.4% of net sales. Gross margin was $527 million, or 54.3% of net sales, for the six months ended May 3, 2003, an increase of 160 basis points from the $425 million, or 52.7% of net sales, for the same period in the prior year. The increase in gross margin was largely due to the favorable effect of fixed costs allocated across a higher sales base and, to a lesser extent, the impact of manufacturing restructuring actions taken in fiscal 2002 and fiscal 2001 for both the three and six month periods ended May 3, 2003.

Research and Development

Research and development, or R&D, expenses amounted to $113 million, or 22.5% of net sales, in the second quarter of fiscal 2003, an increase of $10 million from the $103 million, or 24.9% of net sales, recorded in the second quarter of fiscal 2002. For the six months ended May 3, 2003, R&D expenses were $222 million, or 22.9% of net sales, an increase of $14.5 million from the $207.5 million, or 25.7% of net sales, recorded in the same period in the prior year. Included in the second quarter of fiscal 2003 and the second quarter of fiscal 2002 R&D expenses are approximately $2.0 million and $3.1 million, respectively, of acquisition-related expenses. The increase in R&D expenses in dollars was primarily due to restoration of salaries to our most highly compensated employees and the selective hiring of engineers. Despite the significant decline in sales in fiscal 2002, in view of our long-term business strategy, we continued to invest in R&D at levels commensurate with significantly higher revenue levels than we were achieving in the short term. At any point in time, we have hundreds of R&D projects underway, and we believe that none of these projects is material on an individual basis. We expect to continue the development of innovative technologies and processes for new products and we believe that a continued commitment to R&D is essential in order to maintain product leadership with our existing products and to provide innovative new product offerings, and therefore, we expect to continue to make significant R&D investments in the future.

Selling, Marketing, General and Administrative

Selling, marketing, general and administrative, or SMG&A, expenses were $71.5 million and $141 million for the three and six months ended May 3, 2003 as compared to $62 million and $121 million for the same periods in the prior year. As a percentage of sales, SMG&A was 14.2% of net sales in the second quarter of fiscal 2003 and 15.1% in the second quarter of fiscal 2002. The increase in SMG&A expenses in dollars was the result of the restoration of salaries for our most highly compensated employees as well as an increase in field applications engineers in order to help our customers design in our newest products.

Amortization of Intangibles

Amortization of intangibles was $0.7 million in the second quarter of fiscal 2003 compared with $14 million in the second quarter of fiscal 2002. Amortization of intangibles was $1.3 million for the first six months of fiscal 2003 compared with $28.3 million for the first six months of fiscal 2002. We implemented the provisions of Statement of Financial Accounting Standards No. 142, or FAS 142, as of the beginning of fiscal 2003, which resulted in this significant decrease in amortization expense in the first three and six months of fiscal 2003 as compared to the same time periods of fiscal 2002. Under FAS 142, goodwill is no longer amortized. In fiscal 2003, we anticipate annual amortization expense to decrease to approximately $3 million as a result of our adoption of FAS 142.

Special Charges

During fiscal 2002, we recorded special charges totaling $48.5 million and, during fiscal 2001, we recorded special charges of $47 million.

In the second quarter of fiscal 2002, we recorded special charges of approximately $27.2 million. The second quarter charge included $25.7 million related to the planned transfer of production from our three older four-inch wafer fabrication facilities to our three six-inch and one eight-inch wafer fabrication facilities, and $3 million primarily related to the impairment of an investment, which was partially offset by a $1.5 million adjustment to estimated equipment cancellation fees recorded in fiscal year 2001. The investment impairment, which was related to an equity investment in a private company, was due to our decision to abandon the product strategy for which the investment was made. Included in the $25.7 million component of the special charge were severance and fringe benefit costs of $15.3 million for 509 manufacturing employees in the United States and Ireland, of which 216 of these employees had been terminated as of May 3, 2003, $2.3 million related to the write-down of equipment to be abandoned and $8.1 million of other charges primarily related to lease termination and cleanup costs. In addition, the remaining service lives of certain assets within the older four-inch wafer fabrication facilities have been shortened. Depreciation expense included in cost of sales in fiscal 2002 included additional depreciation of approximately $8.7 million associated with the shortened lives of these assets. The write-down of equipment was principally due to our decision to discontinue various product development strategies. As of May 3, 2003, there was $21 million related to these charges remaining to be paid. The process of transferring production from the four-inch to the six and eight-inch wafer fabrication facilities is ongoing. Various processes have to be transitioned and customer requirements have to be satisfied seamlessly throughout the transition period. The transfer involves three separate four-inch wafer fabrication facilities and three six-inch and one eight-inch facility. The transition has already been completed at one of the four-inch facilities. The lease termination and clean up costs will be incurred as the transition at each site is completed and, because severance costs are paid as income continuance at some locations, these costs will be incurred over time subsequent to the final termination of employment. The transitions from the remaining two four-inch facilities are in progress and are planned to be complete during the second half of fiscal 2003. Once fully complete, we anticipate annual savings from the above actions of approximately $60 million, primarily in cost of sales, and the first full year’s impact will be fiscal 2004.

During the third quarter of fiscal 2002, we recorded special charges of approximately $12.8 million. The charges included severance and fringe benefit costs of $3.7 million related to cost reduction actions taken in several product groups and, to a lesser extent, in manufacturing, $3.8 million related to the impairment of an investment, $3.4 million related to the impairment of goodwill associated with the closing of an Austrian design center we acquired in fiscal 2001 and $1.9 million primarily related to the abandonment of equipment and lease cancellation fees. The investment impairment, which was related to an equity investment in a private company, was due to our decision to abandon the product strategy for which the investment was made. The severance and fringe benefit costs were for approximately 70 engineering employees in the United States, Europe and Canada, and approximately 30 manufacturing employees in the United States. All of the manufacturing employees and substantially all of the engineering employees had been terminated as of May 3, 2003. As of May 3, 2003, there was $2.1 million related to these charges remaining to be paid, which primarily related to termination payments being paid as income continuance to terminated employees. Once fully complete, we anticipate the workforce reductions will result in annual savings of approximately $10 million, primarily in operating expenses, and the first full year’s impact will be realized in fiscal 2004.

During the fourth quarter of fiscal 2002, we recorded special charges of approximately $8.4 million. The charges included severance and fringe benefit costs of $2.5 million related to cost reduction actions taken in our sales group, several product groups and in manufacturing test operations for approximately 65 employees in the United States and Europe, of which 56 had been terminated as of May 3, 2003. The charges also included $2.1 million related to the impairment of investments, $1.8 million primarily related to the abandonment of equipment and lease cancellation fees and a change in estimate of $2 million related to cleanup costs originally recorded in the second quarter of fiscal 2002. The investment impairment charges were related to the decline in fair value of a publicly traded equity investment to less than its cost basis that was determined to be other-than-temporary, and to an equity investment in a private company. The private company equity investment was part of a product strategy that we decided to abandon. As of May 3, 2003, there was $1.6 million related to these charges remaining to be paid. We expect to substantially complete these actions by the end of the third quarter of fiscal 2003. Once fully complete, we anticipate the workforce reductions will result in annual savings of approximately $4 million, primarily in operating expenses, and the first full year’s impact will be realized in fiscal 2004.

During fiscal 2001, we recorded special charges of approximately $47 million related to cost reduction actions taken in response to the economic climate at that time. The actions consisted of workforce reductions in manufacturing and, to a lesser extent, in selling, marketing and administrative areas. In addition, we made a decision to consolidate worldwide manufacturing operations and rationalize production planning and quality activities. The cost reductions included severance and fringe benefit costs of $29.6 million for approximately 1,200 employees in the United States, Europe, Asia and the Philippines, substantially all of which had been terminated as of May 3, 2003. As of May 3, 2003, $26.6 million of the $29.6 million aggregate severance obligations underlying our fiscal 2001 worldwide cost reduction actions had been paid. The special charge also included $11.6 million related to the abandonment of equipment resulting from the consolidation of worldwide manufacturing operations and $5.8 million of other charges primarily related to equipment and lease cancellation fees. Based on the results of negotiations with vendors regarding purchase order cancellation fees, the amount paid was approximately $1.5 million less than the amount recorded for such charges and, accordingly, in the second quarter of fiscal 2002, we adjusted the provision for purchase order cancellation fees by $1.5 million to reflect this change in estimate. We believe that the workforce reductions will result in annual salary savings of approximately $40 million, consisting of a $27 million reduction in cost of sales and a $13 million reduction in operating expenses. The impact in fiscal 2002 of these cost savings was approximately $30 million, consisting of a $20 million reduction in cost of sales and a $10 million reduction in operating expenses, and the first full year’s impact will be fiscal 2004.

The restructuring actions included in the special charges recorded during fiscal 2001 are proceeding as planned. Of the $47 million of special charges recorded in fiscal 2001, $3.5 million remained accrued as of May 3, 2003. Substantially all of the remaining amount covers termination payments being paid as income continuance to terminated employees as a result of the fiscal 2001 actions.

Operating Income

Operating income for the second quarter of fiscal 2003 was $88 million, an increase of $74 million from the $14 million reported for the second quarter of fiscal 2002. Operating income for the six months ended May 3, 2003 was $162 million compared to $41 million in the same period of the prior year. Approximately $27 million of the increase in both the second quarter of fiscal 2003 and the six months ended May 3, 2003 is attributable to non-recurring charges recorded in the second quarter of fiscal 2002 relating to the transfer of production from older four-inch wafer fabrication facilities to our modern six- and eight-inch wafer fabrication facilities. An additional $14 million of the $74 million increase relates to the cessation of goodwill amortization and the remainder of the increase in operating income was attributable to increased revenue levels and improved gross margins, partially offset by increased operating expenses.

Nonoperating Income and Expense

Interest expense was $8 million and $17 million in the three and six months ended May 3, 2003 compared to $10 million and $23 million in the same periods from the prior year. The decrease in interest expense for the three and six months ended May 3, 2003 compared to the same periods in the prior year was the result of an interest rate swap agreement we entered into in January 2002.

Interest income was $11 million and $23 million in the three and six months ended May 3, 2003 compared to $15 million and $36 million in the same periods from the prior year. The decrease in interest income for the three and six month ended May 3, 2003 was primarily a result of the decline in interest rates during fiscal 2002 as a result of actions taken by the Federal Reserve Board and, to a lesser extent, our decision to increase our holdings of higher credit quality lower interest-bearing investments.

Provision for Income Taxes

Our effective income tax rate was 22% for the three and six months ended May 3, 2003 compared to 28% for the same prior year periods. The decrease in the effective tax rate was due to a shift in the mix of worldwide profits and the discontinuance of goodwill amortization in the first quarter of fiscal 2003 as a result of our adoption of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

Net Income

Net income for the second quarter of fiscal 2003 was $71 million, or 14.2% of net sales, and diluted earnings per share was $0.19 compared to net income of $14.4 million, or 3.5% of net sales, and diluted earnings per share of $0.04 for the same quarter in fiscal 2002. Net income for the first six months of fiscal 2003 was $131 million, or 13.5% of net sales, and diluted earnings per share was $0.35 compared to net income of $39 million, or 4.8% of net sales, and diluted earnings per share of $0.10 for the same period in fiscal 2002.

Outlook

Our net sales for the second quarter of fiscal 2003 increased 7% from the first quarter of fiscal 2003 as a result of stronger bookings. Based upon our expectation of continued improvement in our business and the semiconductor industry generally, our plan for our third quarter of fiscal 2003 anticipates an increase of approximately 3% to 5% in net sales from the second quarter of fiscal 2003. We are planning for operating expenses to grow by a few percent to accommodate salary increases we reinstituted for a number of our employees. In the event that net sales and operating expenses increase as planned, and assuming no unusual items, we would expect our third quarter of fiscal 2003 diluted earnings per share to be $0.20 to $0.21, as compared to $0.19 in the second quarter of fiscal 2003.

Liquidity and Capital Resources

At May 3, 2003, cash, cash equivalents and short-term investments totaled $3.1 billion, an increase of $203 million from the fourth quarter of fiscal 2002 and an increase of $193 million from the second quarter of fiscal 2002. The increase in cash, cash equivalents and short-term investments was primarily due to operating cash inflows of $213 million, or 22% of net sales, in the first six months of fiscal 2003.

Accounts receivable of $243 million at May 3, 2003 increased $15 million from $228 million at the end of the fourth quarter of fiscal 2002. Accounts receivable for the second quarter of fiscal 2003 increased $21 million from the second quarter of fiscal 2002. The increase in accounts receivable is primarily attributable to the increase in sales and slightly offset by an improvement in days sales outstanding. Days sales outstanding improved to 44 days as of May 3, 2003 from 48 days at May 4, 2002 and from 46 days as of November 2, 2002.

Inventories decreased $13 million from $306 million at the end of the fourth quarter of fiscal 2002 to $293 million at the end of the second quarter of fiscal 2003. At May 3, 2003, days cost of sales in inventory decreased to 117 days from 135 days at November 2, 2002 and decreased from 118 days at May 4, 2002. The decrease in inventory in dollars was due to our continued tight control over manufacturing spending, close management of inventory levels and the impact of restructuring actions taken over the last several quarters.

Net additions to property, plant and equipment for the first six months of fiscal 2003 were $29 million and were funded with a combination of cash on hand and cash generated from operations. We currently plan to make capital expenditures of approximately $80 million in fiscal 2003. Capital expenditures are expected to remain low, as we believe we currently have ample installed capacity to significantly increase internal production levels. Depreciation expense is expected to decrease slightly in fiscal 2003 from $181 million in fiscal 2002.

In August 2002, our Board of Directors approved the repurchase of up to 15 million shares of our common stock. We may repurchase shares from time to time on the open market or in privately negotiated transactions. Our management will determine the timing and amount of shares to be repurchased. As of May 3, 2003, we had repurchased 4,350,100 shares of our common stock at an average purchase price of $22.47 per share. The repurchased shares are held as treasury shares and are being used for our employee stock purchase plan and other benefit plans.

During the three and six months ended May 3, 2003, there were no material changes to our contractual cash obligations, other than routine debt and lease payments. During the three and six months ended May 3, 2003, we made payments of approximately $2.4 million and $3.3 million, respectively, related to our long-term debt obligations and approximately $1.1 million and $2.5 million, respectively, related to capital lease obligations.

At May 3, 2003, our principal source of liquidity was $3.1 billion of cash, cash equivalents and short-term investments. We believe that our existing sources of liquidity and cash expected to be generated from future operations, together with current and anticipated available long-term financing, will be sufficient to fund operations, capital expenditures and research and development efforts for at least the next twelve months and thereafter for the foreseeable future.

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

Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market. Because of the cyclical nature of the semiconductor industry, variations/changes in inventory levels, obsolescence of technology, and product life cycles, we write down inventories to net realizable value. We employ a variety of consistent methodologies to determine the amount of inventory reserves necessary. While a portion of the reserve is determined via reference to the age of inventory and lower of cost or market calculations, an element of the reserve is subject to significant judgments by us about future demand for our inventory. Additionally, we have built inventory in preparation for the transfer of production from our four-inch wafer fabrication facilities to our six- and eight-inch wafer fabrication facilities for both lifetime supply and transition inventory. We have recorded certain levels of reserves related to these inventory builds. Although we believe that we have used our best efforts and available information to estimate future demand, due to the uncertain economic times and the difficulty inherent in predicting future results, it is possible that actual demand for our products will differ from our estimates. If actual demand for our products is less than our estimates, additional reserves for existing inventories may need to be recorded in future periods.

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

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, or FAS 142, “Goodwill and Other Intangible Assets.” In the first quarter of fiscal 2003, we adopted the new rules of FAS 142 for measuring the impairment of goodwill. As required by FAS 142, all remaining and future acquired goodwill will be subject to impairment tests annually, or earlier if indicators of potential impairment exist, using a fair-value-based approach. The estimates and assumptions described above along with other factors such as discount rates will affect the amount of an impairment loss, if any, we recognize under FAS 142. We will be required to test goodwill for impairment, which may result in impairment losses that could have a material adverse impact on our results of operations.

Accounting for Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, or FAS 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. FAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We evaluate the realizability of our deferred tax assets quarterly by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. At May 3, 2003, we had deferred tax assets of $154 million primarily resulting from temporary differences between the book and tax bases of assets and liabilities. While these assets are not assured of realization, we have conducted an assessment of the likelihood of realization and concluded that no significant valuation allowance is required. In reaching our conclusion, we evaluated certain relevant criteria including the existence of deferred tax liabilities that can be used to absorb deferred tax assets, the taxable income in prior carryback years that can be used to absorb net operating losses and taxable income in future years. Our judgments regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors. These changes, if any, may require material adjustments to these deferred tax assets, resulting in a reduction in net income or an increase in net loss in the period when such determinations are made.

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

Substantially all of our employees participate in these plans. Options generally vest over periods of five years, and all options have a term of ten years. Our option plans do not permit us to grant options at exercise prices that are below the fair market value of our common stock as of the date of grant. These plans are critical to our efforts to create and maintain a competitive advantage in the extremely competitive semiconductor industry.

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

All stock option grants to executive officers and directors can be made only from stockholder-approved plans and are made after a review by, and with the approval of, the compensation committee of our board of directors. All members of the compensation committee are independent directors, as that term is defined in the applicable rules for issuers traded on the New York Stock Exchange. See the “Report of the Compensation Committee” in our 2003 proxy statement for further information regarding the policies and procedures of Analog and the compensation committee regarding our grant of stock options.

In December 2002, our Board of Directors adopted an amendment to each of our 2001 Broad-Based Stock Option Plan and our 1998 Stock Option Plan to provide that the terms of outstanding options under these plans may not be amended to provide an option exercise price per share that is lower than the original exercise price per share.

Distribution and Dilutive Effect of Options

Employee and Executive Option Grants
As of May 3, 2003

	FY2003		5 Yr.
	As of 5/3/03		Avg.	2002		2001

Net grants during the period as a percentage of outstanding shares	(0.1	%)**	4.4%	7.1	%***	4.3%
Grants to named executive officers* during the period as a percentage of total options granted	0.0%		5.4%	5.1%		5.8%
Grants to named executive officers* during the period as a percentage of outstanding shares	0.00%		0.32%	0.39%		0.27%
Cumulative options held by named executive officers* as a percentage of total options outstanding	7.0%		9.6%	6.9%		7.9%

*	See “Aggregated Option Exercises and Remaining Option Values” below for our named executive officers. Named executive officers are defined by the SEC as our chief executive officer and our four other most highly compensated executive officers who were serving as executive officers on November 2, 2002.

**	Net grants is equal to total grants less grant cancellations. See the “Summary of Option Activity” table for detail regarding our total grants and cancellations during the six months ended May 3, 2003.

***	Options are generally granted once per year between September and January as part of our annual performance review process. Occasionally, as in fiscal year 2002, two sets of option grants can fall within one fiscal year, as the process spans the end of one fiscal year and the beginning of the next fiscal year. Conversely, as in fiscal year 1999, there are fiscal years in which no annual merit options are granted.

General Option Information

Summary of Option Activity
As of May 3, 2003

				Options Outstanding

		Number of			Weighted-
		Employees			Average
		Receiving	Shares Available	Number of	Exercise Price
	(shares in thousands)	Grants (#)	for Options (#)	Shares (#)	($)

Last Fiscal	November 3, 2001		22,184	63,737	$22.28
Year	Additional shares reserved-12/2001		50,000
	Shares cancelled upon termination of expired stock plans		(2,196)
	Grants
	FY02 Annual retention 1/22/02	4,341	(13,082)	13,082	41.06
	FY03 Annual retention 9/24/02	4,530	(13,645)	13,645	19.90
	Other		(1,400)	1,400	36.45

	Total		(28,127)	28,127	30.57

	Exercises		—	(3,869)	6.51
	Cancellations		2,144	(2,144)	34.24

	November 2, 2002		44,005	85,851	$25.41
Fiscal	Grants		(608)	608	27.28
Year-to-date	Exercises		—	(2,096)	7.69
(as of 5/3/03)	Cancellations - expired plans			(77)	6.35
	Cancellations		1,013	(1,013)	34.43

	May 3, 2003		44,410	83,273	25.77

In-the-Money and Out-of-the-Money Option Information
As of May 3, 2003

	Exercisable			Unexercisable			Total

			Wtd. Avg.			Wtd. Avg.			Wtd. Avg.
			Exercise			Exercise			Exercise
(Shares in thousands)	Shares (#)%		Price ($)	Shares (#)%		Price ($)	Shares (#)%		Price ($)

In-the-Money Options	20,725	90	11.91	33,013	55	18.90	53,738	65	10.46
Out-of-the-Money Options(1)	2,199	10	43.80	27,336	45	43.12	29,535	35	15.31

Total Options Outstanding	22,924	100	14.97	60,349	100	29.87	83,273	100	25.77

(1)	Out-of-the-money options are those options with an exercise price per share equal to or greater than the closing price per share of our common stock ($33.25) on the last trading day of the second quarter of fiscal 2003 (on May 2, 2003).

Executive Options

There were no stock options granted to named executive officers during the six months ended May 3, 2003.

Aggregated Option Exercises and Remaining Option Values
Year-to-Date, As of May 3, 2003

			Number of
			Securities
			Underlying	Value of Unexercised
			Unexercised	In-the-Money
			Options as of May	Options as of
			3, 2003 (#)	May 3, 2003 ($)

	Shares Acquired
	on Exercise	Value	Exercisable/	Exercisable/
Name	(#)	Realized ($)	Unexercisable	Unexercisable

Jerald G. Fishman	55,000	1,160,925	689,982/3,376,982	13,635,375/43,302,500
Brian P. McAloon	0	0	226,028/ 416,229	5,150,989/ 3,101,338
Joseph E. McDonough	10,000	217,150	120,691/ 391,573	2,270,846/ 3,089,588
Samuel H. Fuller	0	0	110,047/ 232,718	2,085,410/ 1,991,938
Franklin Weigold	23,332	308,449	39,020/ 196,523	164,997/ 1,051,471

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of May 3, 2003 about the securities authorized for issuance under our equity compensation plans, consisting of our 2001 Broad-Based Stock Option Plan, our 1998 Stock Option Plan, our Restated 1994 Director Option Plan, our Restated 1988 Stock Option Plan, our 1992 Employee Stock Purchase Plan, and our 1998 International Employee Stock Purchase Plan.

	(a)	(b)	(c)

	Number of securities to	Weighted-average	Number of securities remaining
	be issued upon exercise of	exercise price of	available for future issuance under
	outstanding options,	outstanding options,	equity compensation plans (excluding
Plan Category	warrants and rights (#)(1)	warrants and rights ($)	securities reflected in column (a))

Equity compensation plans approved by stockholders	66,392,682	26.09	13,246,410 (2)
Equity compensation plans not approved by stockholders*	16,696,611 (3)	24.73	33,717,925 (4)
TOTAL	83,089,293	25.81	46,964,335 (5)

*	Our officers and directors are ineligible to receive grants under our 2001 Broad-Based Stock Option plan.

(1)	This table excludes an aggregate of 183,433 shares issuable upon exercise of outstanding options assumed by Analog in connection with various acquisition transactions. The weighted-average exercise price of the excluded options is $5.28.

(2)	Includes 2,139,446 shares issuable under our 1992 Employee Stock Purchase Plan, of which up to 587,663 shares are issuable in connection with the current offering period which ends June 2, 2003.

(3)	Issued pursuant to our 2001 Broad-Based Stock Option Plan, which does not require the approval of and has not been approved by our stockholders.

(4)	Includes 414,536 shares issuable under our 1998 International Employee Stock Purchase Plan, of which up to 95,412 shares are issuable in connection with the current offering period which ends June 2, 2003.

(5)	Includes 2,553,982 shares issuable under our employee stock purchase plans, of which up to 683,075 are issuable in connection with the current offering period which ends May 30, 2003.

Factors That May Affect Future Results

Our future operating results are difficult to predict and may materially fluctuate.

Our future operating results are difficult to predict and may be materially affected by a number of factors, including the timing of new product announcements or introductions by us or our competitors, competitive pricing pressures, fluctuations in manufacturing yields, adequate availability of wafers and manufacturing capacity, the risk that our backlog could decline significantly, our ability to hire, retain and motivate adequate numbers of engineers and other qualified employees to meet the demands of our largest customers, changes in product mix, and the effect of adverse changes in economic conditions in the United States and international markets. In addition, the semiconductor market has historically been cyclical and subject to significant economic downturns at various times, including a decline in demand experienced since early in fiscal year 2001. Our business is subject to rapid technological changes and there can be no assurance, depending on the mix of future business, that products stocked in inventory will not be rendered obsolete before we ship them. As a result of these and other factors, there can be no assurance that we will not experience material fluctuations in future operating results on a quarterly or annual basis.

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

We may not be able to satisfy increasing demand for our products, and increased production may lead to over capacity and lower prices.

The cyclical nature of the semiconductor industry has resulted in sustained or short-term periods when demand for our products has increased or decreased rapidly. We, and the semiconductor industry generally, experienced a period of rapid decreases in demand that began early in fiscal year 2001. As a result, we have overcapacity due to the expansion of our production facilities and increased access to third-party foundries. However, we cannot be sure that we will not encounter unanticipated production problems either at our own facilities or at third-party foundries, or that our capacity will be sufficient to satisfy demand for our products. We believe that other semiconductor manufacturers have expanded their production capacity over the past several years. This expansion by us and our competitors has led to overcapacity in our target markets and could lead to price erosion that would adversely affect our operating results.

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

We rely, and plan to continue to rely, on assembly and test subcontractors and on third-party wafer fabricators to supply most of our wafers that can be manufactured using industry-standard digital processes. This reliance involves several risks, including reduced control over delivery schedules, manufacturing yields and costs. Additionally, we utilize third-party wafer fabricators as sole-source suppliers, primarily Taiwan Semiconductor Manufacturing Company. These suppliers manufacture components in accordance with our proprietary designs and specifications. We have no written supply agreements with these sole-source suppliers and purchase our custom components through individual purchase orders. If these sole-source suppliers are unable or unwilling to manufacture and deliver sufficient quantities of components to us, on the time schedule and of the quality that we require, we may be forced to seek to engage additional or replacement suppliers, which could result in additional expenses and delays in product development or shipment of product to our customers.

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

During the first six months of fiscal year 2003, approximately 74% of our revenues were derived from customers in international markets. Although we engage in hedging transactions to reduce our exposure to currency exchange rate fluctuations, there can be no assurance that our competitive position will not be adversely affected by changes in the exchange rate of the United States dollar against other currencies. We have manufacturing facilities outside the United States in Ireland, the United Kingdom, the Philippines and Taiwan. In addition to being exposed to the ongoing economic cycles in the semiconductor industry, we are also subject to the economic and political risks inherent in international operations and their impact on the United States economy in general, including the risks associated with ongoing uncertainties and political and economic instability in many countries around the world as well as the economic disruption from acts of terrorism, particularly in the aftermath of the terrorist attacks of September 11, 2001 and the response to them by the United States and its allies. These risks include air transportation disruptions, expropriation, currency controls and changes in currency exchange rates, tax and tariff rates, freight rates and social and political unrest.

Our business is subject to risks associated with Severe Acute Respiratory Syndrome.

There has been a recent outbreak of Severe Acute Respiratory Syndrome, or SARS, in Hong Kong and Southern China. Some of our operations and those of significant subcontractors are located in affected areas and a significant portion of our net sales is derived from China, Singapore, Hong Kong and other Southeast Asia countries affected by SARS. If the SARS outbreak leads to quarantines affecting our operations, it would likely cause serious harm to our operations in Asia. In addition, in response to the SARS outbreak, many companies have restricted travel for their employees in the affected regions, which may affect our ability to conduct sales, marketing and other operations in these areas. If the outbreak were to continue or worsen, these adverse effects could grow, as well as possibly impact the economies of the affected countries overall, and, accordingly, adversely impact our manufacturing and sales in Southeast Asia.

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

The semiconductor industry is characterized by frequent claims and litigation involving patent and other intellectual property rights, including claims arising under our contractual indemnification of our customers. We have received from time to time, and may receive in the future, claims from third parties asserting that our products or processes infringe their patents or other intellectual property rights. In the event a third party makes a valid intellectual property claim against us and a license is not available to us on commercially reasonable terms, or at all, we could be forced either to redesign or to stop production of products incorporating that intellectual property, and our operating results could be materially and adversely affected. Litigation may be necessary to enforce our patents or other of our intellectual property rights or to defend us against claims of infringement, and this litigation could be costly and divert the attention of our key personnel. See Note 11 in the Notes to our Consolidated Financial Statements contained in Item 8 of our Annual Report on Form 10-K for the year ended November 2, 2002 and Item 1 of Part II of this Quarterly Report on Form 10-Q for information concerning pending litigation that involves us. An adverse outcome in this or other litigation could have a material adverse effect on our consolidated financial position or on our consolidated results of operations or cash flows in the period in which the litigation is resolved.

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

During the fourth quarter of fiscal year 2000, we issued $1,200,000,000 of 4.75% convertible subordinated notes due 2005 (all of which are still outstanding) and, as a result, we have a substantial amount of outstanding indebtedness. We may be unable to generate cash sufficient to pay the principal of, interest on, and other amounts due in respect of, this indebtedness when due. Our substantial leverage could have significant negative consequences. This substantial leverage could increase our vulnerability to general adverse economic and industry conditions. It may require the dedication of a substantial portion of our expected cash flow from operations to service the indebtedness, thereby reducing the amount of our expected cash flow available for other purposes, including capital expenditures. It may also limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the information provided under ITEM 7A. “Qualitative and Quantitative Disclosures about Market Risk” set forth on page 32 of our Annual Report on Form 10-K for the year ended November 2, 2002.

ITEM 4. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures. Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and are operating in an effective manner.

(b)  Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

On March 4, 2003, Motorola, Inc. filed an action in the United States District Court for the Eastern District of Texas against us, alleging that we infringed five patents owned by Motorola relating to semiconductor processing and semiconductor chip design. On March 11, 2003, Motorola filed a First Amended Complaint asserting the same five patents. The First Amended Complaint seeks injunctive relief and unspecified damages. On April 17, 2003, we filed a motion under the Federal Rules of Civil Procedure for a more definite statement of Motorola’s allegations. Motorola opposed that motion, which is presently pending before the court in Texas.

ITEM 2. Changes in Securities and Use of Proceeds

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

ITEM 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on March 11, 2003, our stockholders elected Messrs. James A. Champy, Kenton J. Sicchitano and Lester C. Thurow to serve as Class I Directors for a term of three years by the following votes:

Nominee	Votes For	Votes Withheld	Broker Non-Votes

James A. Champy	309,989,921	14,218,090	0
Kenton J. Sicchitano	317,826,269	6,381,742	0
Lester C. Thurow	319,178,499	5,029,512	0

Each of the following directors who were not up for reelection at the Annual Meeting of Stockholders continue to serve as directors since the Annual Meeting of Stockholders: Messrs. Jerald G. Fishman, F. Grant Saviers, John L. Doyle and Ray Stata.

Stockholders also ratified the selection by the Board of Directors of Ernst & Young LLP as our independent auditors for the fiscal year ending November 1, 2003, by a vote of 314,084,623 in favor, 8,103,251 opposed and 2,020,137 abstaining.

Stockholders did not approve the proposal to establish a policy of expensing future stock option grants by a vote of 104,268,449 in favor, 171,667,320 opposed, 6,405,532 abstaining and 41,866,710 broker non-votes.

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q.

(b)	Reports on Form 8-K

None

Items 3 and 5 of PART II are not applicable and have been omitted.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANALOG DEVICES, INC.

Date:	May 21, 2003	By:	/s/ Jerald G. Fishman

Jerald G. Fishman
President and
Chief Executive Officer
(Principal Executive Officer)

Date:	May 21, 2003	By:	/s/ Joseph E. McDonough

Joseph E. McDonough
Vice President-Finance
and Chief Financial Officer
(Principal Financial and
Accounting Officer)

CERTIFICATION

I, Jerald G. Fishman, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Analog Devices, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Jerald G. Fishman

Jerald G. Fishman
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 21, 2003

CERTIFICATION

I, Joseph E. McDonough, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Analog Devices, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Joseph E. McDonough

Joseph E. McDonough
Vice President-Finance
and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: May 21, 2003

Exhibit Index

Exhibit
No.	Description

99.1	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).

99.2	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer).