Form 10-Q
period 2003-08-02
ANALOG DEVICES INC
filed 2003-08-20
CIK 6281

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2003
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES v NO

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES v NO

     As of August 2, 2003 there were 367,308,907 shares of Common Stock, $0.16 2/3 par value per share, outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(thousands except per share amounts)

	Three Months Ended

	August 2, 2003	August 3, 2002

Net sales	$520,445	$445,448
Cost of sales	233,846	208,182

Gross margin	286,599	237,266
Operating expenses:
Research and development	113,672	107,040
Selling, marketing, general and administrative	72,178	67,138
Special charges	341	12,839
Amortization of intangibles	656	14,327

	186,847	201,344
Operating income	99,752	35,922
Nonoperating (income) expenses:
Interest expense	7,763	10,847
Interest income	(9,999)	(14,566)
Other, net	762	(21)

	(1,474)	(3,740)

Income before income taxes	101,226	39,662
Provision for income taxes	22,270	8,249

Net income	$78,956	$31,413

Shares used to compute earnings per share – basic	366,025	365,065

Shares used to compute earnings per share – diluted	384,166	380,770

Earnings per share – basic	$0.22	$0.09

Earnings per share – diluted	$0.21	$0.08

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(thousands except per share amounts)

	Nine Months Ended

	August 2, 2003	August 3, 2002

Net sales	$1,489,751	$1,251,790
Cost of sales	676,555	589,896

Gross margin	813,196	661,894
Operating expenses:
Research and development	335,810	314,570
Selling, marketing, general and administrative	213,002	187,850
Special charges	341	40,089
Amortization of intangibles	1,964	42,666

	551,117	585,175
Operating income	262,079	76,719
Nonoperating (income) expenses:
Interest expense	24,561	34,172
Interest income	(32,516)	(50,283)
Other, net	477	(1,160)

	(7,478)	(17,271)

Income before income taxes	269,557	93,990
Provision for income taxes	59,303	23,461

Net income	$210,254	$70,529

Shares used to compute earnings per share – basic	364,477	364,253

Shares used to compute earnings per share – diluted	380,509	382,565

Earnings per share – basic	$0.58	$0.19

Earnings per share – diluted	$0.55	$0.18

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands)

Assets	August 2, 2003	November 2, 2002	August 3, 2002

Cash and cash equivalents	$1,312,725	$1,613,753	$1,186,015
Short-term investments	1,916,640	1,284,270	1,767,840
Accounts receivable, net	259,134	228,338	223,308
Inventories:
Raw materials	10,050	14,598	15,279
Work in process	222,757	225,680	200,934
Finished goods	64,133	66,113	67,831

	296,940	306,391	284,044
Deferred tax assets	154,000	152,552	155,000
Prepaid expenses and other current assets	44,554	38,921	37,492

Total current assets	3,983,993	3,624,225	3,653,699

Property, plant and equipment, at cost:
Land and buildings	294,505	294,037	294,074
Machinery and equipment	1,371,028	1,385,198	1,384,694
Office equipment	94,232	95,120	95,357
Leasehold improvements	127,227	131,113	130,280

	1,886,992	1,905,468	1,904,405
Less accumulated depreciation and amortization	1,189,151	1,124,564	1,090,071

Net property, plant and equipment	697,841	780,904	814,334

Deferred compensation plan investments	294,742	277,595	271,395
Other investments	2,791	2,010	2,938
Goodwill, net	163,373	163,373	176,932
Other intangible assets, net	9,300	11,264	11,916
Other assets	96,028	120,820	92,492

Total other assets	566,234	575,062	555,673

	$5,248,068	$4,980,191	$5,023,706

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands, except share amounts)

Liabilities and Stockholders' Equity	August 2, 2003	November 2, 2002	August 3, 2002

Short-term borrowings and current portion of obligations under capital leases	$618	$3,745	$4,355
Accounts payable	106,054	91,269	113,602
Deferred income on shipments to distributors	112,607	110,271	112,433
Income taxes payable	151,275	126,471	113,816
Accrued liabilities	115,499	151,879	156,474

Total current liabilities	486,053	483,635	500,680

Long-term debt and obligations under capital leases	1,263,457	1,274,487	1,231,954
Deferred income taxes	18,000	22,612	40,000
Deferred compensation plan liability	299,130	283,210	276,841
Other non-current liabilities	17,758	16,231	13,531

Total non-current liabilities	1,598,345	1,596,540	1,562,326

Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $1.00 par value, 471,934 shares authorized, none outstanding	—	—	—
Common stock, $0.16 2/3 par value, 600,000,000 shares authorized, 371,348,856 shares issued (367,680,211 on November 2, 2002 and 366,564,819 on August 3, 2002)	61,893	61,281	61,095
Capital in excess of par value	802,659	762,473	753,833
Retained earnings	2,389,873	2,179,619	2,144,849
Accumulated other comprehensive income (loss)	630	(1,908)	3,775

	3,255,055	3,001,465	2,963,552
Less 4,039,949 shares in treasury, at cost (4,493,186 on November 2, 2002 and 72,778 on August 3, 2002)	91,385	101,449	2,852

Total stockholders’ equity	3,163,670	2,900,016	2,960,700

	$5,248,068	$4,980,191	$5,023,706

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(thousands)

	Nine Months Ended

	August 2, 2003	August 3, 2002

Cash flows from operating activities:
Net income	$210,254	$70,529
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	126,339	132,593
Amortization	1,964	42,666
Deferred income taxes	(6,096)	(27,005)
Non-cash portion of special charge	4,694	12,892
Other non-cash expense	11,292	9,248
Changes in operating assets and liabilities	(20,210)	(59,658)

Total adjustments	117,983	110,736

Net cash provided by operating activities	328,237	181,265

Cash flows from investing activities:
Purchase of short-term available-for-sale investments	(4,026,968)	(2,742,102)
Maturities of short-term available-for-sale investments	3,394,598	2,402,540
Payments for acquisitions, net of cash acquired	—	(5,245)
Additions to property, plant and equipment, net	(49,377)	(41,482)
Proceeds from sale of fixed assets	1,500	—
Decrease in other assets	14,145	277

Net cash used for investing activities	(666,102)	(386,012)

Cash flows from financing activities:
Repurchase of common stock	(52)	—
Proceeds from employee stock plans	44,384	31,503
Payments on capital lease obligations	(3,398)	(6,310)
Net decrease in variable rate borrowings	(5,475)	(437)

Net cash provided by financing activities	35,459	24,756

Effect of exchange rate changes on cash	1,378	1,057

Net (decrease) increase in cash and cash equivalents	(301,028)	(178,934)
Cash and cash equivalents at beginning of period	1,613,753	1,364,949

Cash and cash equivalents at end of period	$1,312,725	$1,186,015

See accompanying notes.

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED AUGUST 2, 2003
(all tabular amounts in thousands except per share amounts and percentages)

Note 1 – Basis of Presentation

In the opinion of management, the information furnished in the accompanying condensed consolidated financial statements reflects all normal recurring adjustments that are necessary to fairly state the results for these interim periods and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 and related notes. The results of operations for the interim periods shown in this report are not necessarily indicative of the results that may be expected for the fiscal year ending November 1, 2003 or any future period.

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

	Three Months Ended

	August 2, 2003	August 3, 2002

Net income, as reported	$78,956	$31,413

Deduct: total stock-based compensation expense determined under the fair value method, net of tax	(54,813)	(55,951)

Pro forma net income (loss)	$24,143	$(24,538)

Earnings (loss) per share:
Basic – as reported	$0.22	$0.09

Basic – pro forma	$0.07	$(0.07)

Diluted – as reported	$0.21	$0.08

Diluted – pro forma	$0.06	$(0.07)

	Nine Months Ended

	August 2, 2003	August 3, 2002

Net income, as reported	$210,254	$70,529

Deduct: total stock-based compensation expense determined under the fair value method, net of tax	(164,110)	(171,683)

Pro forma net income (loss)	$46,144	$(101,154)

Earnings (loss) per share:
Basic – as reported	$0.58	$0.19

Basic – pro forma	$0.13	$(0.28)

Diluted – as reported	$0.55	$0.18

Diluted – pro forma	$0.12	$(0.28)

Note 3 – Comprehensive Income

Components of comprehensive income include net income and certain transactions that have generally been reported in the consolidated statement of stockholders’ equity and consisted of the following:

	Three Months Ended

	August 2, 2003	August 3, 2002

Net income	$78,956	$31,413
Foreign currency translation	19	2,253
Change in unrealized gains (losses) on available-for-sale securities, net of taxes of $247 and $229, respectively	458	(425)
Change in unrealized gains (losses) on derivative instruments designated as cash flow hedges	(2,121)	224

Other comprehensive income (loss)	(1,644)	2,052

Comprehensive income	$77,312	$33,465

	Nine Months Ended

	August 2, 2003	August 3, 2002

Net income	$210,254	$70,529
Foreign currency translation	1,824	1,156
Change in unrealized gains (losses) on available-for-sale securities, net of taxes of $1,300 and $285, respectively	2,414	(529)
Change in unrealized gains (losses) on derivative instruments designated as cash flow hedges	(1,700)	3,352

Other comprehensive income (loss)	2,538	3,979

Comprehensive income	$212,792	$74,508

Note 4 – Short-term investments

Substantially all of the Company’s short-term investments have contractual maturities of twelve months or less at time of acquisition. Unrealized gains of $0.7 million ($0.4 million net of tax) and $3.0 million ($2.0 million net of tax) were recorded in other comprehensive income in the three and nine months ended August 2, 2003, respectively. Unrealized gains and losses were not material during the first nine months of fiscal 2002. Total unrealized losses as of the end of the third quarter of fiscal 2003 were $3.0 million ($2.0 million net of tax). Unrealized losses were not material as of the end of the third quarter of fiscal 2002. No realized gains or losses were recorded during the three or nine months ended August 2, 2003 or fiscal 2002.

Note 5 – Derivative Instruments and Hedging Agreements

Derivative financial instruments are accounted for in accordance with Statement of Financial Accounting Standards No. 133, (FAS 133), “Accounting for Derivative Instruments and Hedging Activities” as amended by FAS 138. The Company recognizes all derivative financial instruments in the consolidated financial statements at fair value regardless of the purpose for or intent of holding the instrument. Changes in the fair value of the derivative financial instruments are either recognized periodically in earnings or in stockholders’ equity as a component of other comprehensive income (OCI) depending on the type of derivative and whether the derivative financial instrument qualifies for hedge accounting. Changes in fair values of derivatives not qualifying for hedge accounting are reported immediately in earnings.

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

Foreign Exchange Exposure Management - The Company has significant international sales and purchase transactions in foreign currencies and has a policy of hedging forecasted and actual foreign currency risk with forward foreign exchange contracts. The Company’s forward foreign exchange contracts are denominated in Japanese Yen, British Pounds Sterling and the Euro and are for periods consistent with the terms of the underlying transactions, generally one year or less. Derivative instruments are employed to eliminate or minimize certain foreign currency exposures that can be confidently identified and quantified. In accordance with FAS 133, hedges related to anticipated transactions are designated and documented at the inception of the respective hedges as cash flow hedges and are evaluated for effectiveness monthly. As the terms of the contract and the underlying transaction are matched at inception, forward contract effectiveness is calculated by comparing the change in fair value of the contract to the change in the forward value of the anticipated transaction, with the effective portion of the gain or loss on the derivative instrument reported as a component of OCI in stockholders’ equity and reclassified into earnings in the same line item associated with the forecasted transaction in the same period during which the hedged transaction affects earnings. Any residual change in fair value of the instruments, or ineffectiveness, is recognized immediately in other expense. No ineffectiveness was recognized during the third quarter and first nine months of fiscal 2003 or fiscal 2002.

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

Interest Rate Exposure Management – In January 2002, the Company entered into an interest rate swap (the “Swap”) with an aggregate notional amount of $1,200 million. The swap is a derivative instrument as defined by FAS 133 and was designated as a fair value hedge at inception. The swap hedges the benchmark interest rate of the Company’s $1,200 million Convertible Subordinated Notes (the “Notes”) and has the effect of swapping the 4.75% fixed rate of the Notes into a LIBOR-based floating rate (1.14% as of August 6, 2003). The Swap, as well as the Notes, matures on October 1, 2005. As the critical terms of the Swap and the underlying interest component of the Company’s Notes were matched at inception, effectiveness is calculated by comparing the change in the fair value of the contract to the change in the fair value of the interest rate component, with the effective portion of the gain or loss on the derivative instrument reported in other expense. The Swap is designed to provide for the termination of the Swap in the event the Notes are either converted or redeemed early. The Company evaluates this fair value hedge for effectiveness quarterly, and restructured certain terms in October 2002 to provide for an even more highly effective hedge relationship with the Notes. The restructuring resulted in an interest rate swap with terms more favorable to the Company, offset by a promise to pay a fixed amount over time to the counterparty regardless of when the Swap is terminated.

The restructuring, which had no impact on earnings, increased the Swap asset by $27 million, with an offsetting debt liability of an equal amount. The restructuring increased the effectiveness of the hedge on a prospective basis. The fair value hedge was determined to be highly effective, and a minor amount of ineffectiveness ($0.1 million) was recorded in other expense, during the nine months ended August 2, 2003.

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

The following table summarizes activity in other comprehensive income related to derivatives classified as cash flow hedges held by the Company during the period from November 3, 2002 through August 2, 2003:

Accumulated (gain) loss included in other comprehensive income as of November 2, 2002	$(3,321)
Changes in fair value of derivatives – (gain) loss	(3,292)
Less: Reclassifications into earnings from other comprehensive income	4,992

Accumulated (gain) loss included in other comprehensive income as of August 2, 2003	$(1,621)

All of the accumulated gain will be reclassified into earnings over the next twelve months.

Note 6 – Special Charges

A summary of the activity in accrued restructuring is as follows:

	Fiscal 2002			Fiscal 2001

	2nd Quarter	3rd Quarter	4th Quarter	Special
Accrued Restructuring	Special Charges	Special Charges	Special Charges	Charges	Total

Balance at November 2, 2002	$25,017	$4,254	$3,146	$7,607	$40,024
Severance payments	(2,025)	(1,111)	(1,160)	(2,261)	(6,557)
Other cash payments		(9)		(420)	(429)
Effect of foreign currency translation on accrual		67			67

Balance at February 1, 2003	$22,992	$3,201	$1,986	$4,926	$33,105

Severance payments	(1,531)	(496)	(156)	(1,353)	(3,536)
Other cash payments	(800)	(577)	(217)	(58)	(1,652)
Effect of foreign currency translation on accrual		17			17

Balance at May 3, 2003	$20,661	$2,145	$1,613	$3,515	$27,934

Severance payments	(2,136)	(244)	(438)	(277)	(3,095)
Other cash payments	(305)	(19)	(51)	(39)	(414)
Change in estimate	(2,900)			(1,453)	(4,353)
Effect of foreign currency translation on accrual		(1)			(1)

Balance at August 2, 2003	$15,320	$1,881	$1,124	$1,746	$20,071

During the third quarter of fiscal 2003, the Company recorded a special charge of $0.3 million. The charge included $2.0 million of a write-down of equipment due to a decision to outsource the assembly of products in plastic packages, which had been done internally at the Company’s facility in the Philippines. This amount was the net book value of the assets used in plastic assembly, net of proceeds received from the sale in the third quarter of certain of the assets. The Company also decided to abandon efforts to develop a particular expertise in optical communications that resulted in the write-down of $2.7 million of equipment. During the quarter ended August 2, 2003, the Company determined that the costs remaining to be paid for certain restructuring charges would be less than the amount originally reserved. Accordingly, the Company reversed accruals of $4.4 million related to prior restructuring charges as more fully described below.

During the second quarter of fiscal 2002, the Company recorded special charges of approximately $27.2 million (comprised of $28.7 million of second quarter charges offset by $1.5 million related to a change in estimate discussed below). The second quarter charge was comprised of $25.7 million related to the planned transfer of production from the Company’s three older four-inch wafer fabrication facilities to the Company’s three six-inch and one eight-inch wafer fabrication facilities, and $3 million primarily related to the impairment of an investment, which was partially offset by an adjustment of $1.5 million related to equipment cancellation fees recorded in fiscal year 2001. The investment impairment, which was related to an equity investment in a private company, was due to the Company’s decision to abandon the product strategy for which the investment was made. Included in the $25.7 million special charge were severance and fringe benefit costs of $15.3 million for 509 manufacturing employees in the United States and Ireland, $2.3 million related to the write-down of equipment to be abandoned and $8.1 million of other charges, primarily related to lease termination and cleanup costs. The write-down of equipment was principally due to a decision to discontinue various product development strategies. In the third quarter of fiscal 2003, the Company reversed $2.9 million of the accrual primarily due to lower than previously expected severance costs. The lower severance costs were the result of a reduction in the number of separated employees and, to a lesser extent, the average tenure of severed employees differing from estimates. The 509 employees projected to be terminated at the time of the original charge was adjusted down to 439 and as of August 2, 2003, 296 employees have been terminated. The reduction in the number of employees to be terminated was due to the transfer of employees, which primarily occurred in the third quarter of fiscal 2003, to positions in the Company’s six-inch wafer fabrication facilities where the Company experienced an increase in demand for its products. The process of transferring production from the four-inch to the six and eight-inch wafer fabrication facilities is ongoing. Various processes have to be transitioned and customer requirements have to be satisfied seamlessly throughout the transition period. The transfer involves moving production from three separate four-inch wafer fabrication facilities to three six-inch and one eight-inch facility. The transition of production has already been completed at two of the four-inch facilities. The related lease termination and clean up costs will be incurred as the disposition and clean up at each site is completed. Since severance costs are paid as income continuance at some locations, these costs will be incurred over time subsequent to the final termination of employment. The transition from the remaining four-inch facility is in progress and is planned to be complete during the next four to five months.

In addition, the remaining service lives of certain assets within the older four-inch wafer fabrication facilities were shortened. As a result, depreciation expense included in cost of sales for the fiscal year 2002 included additional depreciation of approximately $8.7 million associated with the shortened lives.

During the third quarter of fiscal 2002, the Company recorded special charges of approximately $12.8 million. The charges included severance and fringe benefit costs of $3.7 million related to cost reduction actions taken in several product groups and, to a lesser extent, in manufacturing, $3.8 million related to the impairment of an investment, $3.4 million related to the impairment of goodwill associated with the closing of an Austrian design center acquired in fiscal 2001 and $1.9 million primarily related to the abandonment of equipment and lease cancellation fees. The investment impairment, which was related to an equity investment in a private company, was due to the Company’s decision to abandon the product strategy for which the investment was made. The severance and fringe benefit costs were for approximately 70 engineering employees in the United States, Europe and Canada, and approximately 30 manufacturing employees in the United States. All of the manufacturing employees and substantially all of the engineering employees had been terminated as of August 2, 2003.

During the fourth quarter of fiscal 2002, the Company recorded special charges of approximately $8.4 million. The charges included severance and fringe benefit costs of $2.5 million related to cost reduction actions taken in the sales group, several product groups and the Company’s manufacturing test operations for approximately 65 employees in the United States and Europe, of which 56 had been terminated as of August 2, 2003. The Company expects to substantially complete this action by the end of the fourth quarter of fiscal 2003. The charges also included $2.1 million related to the impairment of investments, $1.8 million primarily related to the abandonment of equipment and lease cancellation fees and a change in estimate of $2.0 million of additional estimated clean-up costs originally recorded in the second quarter of fiscal 2002. The investment impairment charges were related to the decline in fair value of a publicly traded equity investment to less than its cost basis that was determined to be other-than-temporary, and to an equity investment in a private company. The private company equity investment was part of a product strategy that the Company decided to abandon.

During fiscal 2001, the Company recorded special charges of approximately $47 million related to cost reduction actions taken in response to the economic climate at that time. The actions consisted of workforce reductions in manufacturing and, to a lesser extent, in selling, marketing and administrative areas as well as a decision to consolidate worldwide manufacturing operations and rationalize production planning and quality activities. The cost reductions included severance and fringe benefit costs of $29.6 million for approximately 1,200 employees in the U.S., Europe, Asia and the Philippines, substantially all of which had been terminated as of August 2, 2003. The special charges also included $11.6 million related to the abandonment of equipment resulting from the consolidation of worldwide manufacturing operations and $5.8 million of other charges primarily related to equipment and lease cancellation fees. Based on the results of negotiations with vendors regarding purchase order cancellation fees, the amount paid was $1.5 million less than the amount recorded for such charges and, accordingly, the Company adjusted the provision for purchase order cancellation fees by $1.5 million in the second quarter of fiscal 2002 to reflect this change in estimate. In the third quarter of fiscal 2003, the Company determined that the severance costs remaining to be paid would be $1.3 million less than the amount originally recorded for these charges and also determined that $0.2 million originally reserved for the termination of two leases would not be required. Therefore, the Company adjusted the provision for these severance and other costs in the third quarter of fiscal 2003 to reflect this change in estimate.

Of the $47.0 million of special charges recorded in fiscal 2001, $1.8 million remained accrued as of August 2, 2003, and represents severance payments being paid as income continuance to certain of the 1,200 terminated employees, predominantly in the U.S.

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

	Three Months Ended

	August 2, 2003	August 3, 2002

Basic:
Net income	$78,956	$31,413

Weighted shares outstanding	366,025	365,065

Earnings per share	$0.22	$0.09

Diluted:
Net income	$78,956	$31,413

Weighted shares outstanding	366,025	365,065
Assumed exercise of common stock equivalents	18,141	15,705

Weighted average common and common equivalent shares	384,166	380,770

Earnings per share	$0.21	$0.08

Anti-dilutive shares related to:
Outstanding stock options	29,485	30,680
Convertible debt	9,247	9,247

	Nine Months Ended

	August 2, 2003	August 3, 2002

Basic:
Net income	$210,254	$70,529

Weighted shares outstanding	364,477	364,253

Earnings per share	$0.58	$0.19

Diluted:
Net income	$210,254	$70,529

Weighted shares outstanding	364,477	364,253
Assumed exercise of common stock equivalents	16,032	18,312

Weighted average common and common equivalent shares	380,509	382,565

Earnings per share	$0.55	$0.18

Anti-dilutive shares related to:
Outstanding stock options	38,695	19,745
Convertible debt	9,247	9,247

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

Note 9 – New Accounting Standards

Business Combinations & Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 (FAS 141), “Business Combinations,” and No. 142 (FAS 142), “Goodwill and Other Intangible Assets.” FAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. FAS 142, which became effective for the Company in fiscal year 2003, prohibits the amortization of goodwill and intangible assets with indefinite useful lives. FAS 142 requires that these assets be reviewed for impairment at least annually, or more frequently if impairment indicators arise. Other intangible assets with finite lives will continue to be amortized over their estimated useful lives and assessed for impairment under FAS 144.

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

Classification of Debt Extinguishment

Effective November 3, 2002, the Company adopted Statement of Financial Accounting Standards No. 145 (FAS 145), “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Under FAS 145, gains and losses on extinguishments of debt are classified as income or loss from continuing operations rather than extraordinary items. The adoption of FAS 145 did not have a material impact on the Company’s financial position or results of operations.

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

Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 (FAS 150), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. FAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe that the adoption of FAS 150 will have a material effect on its financial position or results of operations.

Guarantor’s Accounting and Disclosure Requirements for Guarantees

In November 2002, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement requirement of FIN 45 is effective for guarantees issued or modified after December 31, 2002. As of August 2, 2003, the fair value of the Company’s guarantees that were issued or modified after December 31, 2002 were not material. The disclosure requirements of FIN 45, which are effective for interim and annual periods ending after December 15, 2002, are included in the following paragraphs.

Under the terms of the lease agreement, which was entered into prior to January 1, 2003, related to the Company’s headquarters facility in Norwood, Massachusetts, the Company has agreed to assume the note related to the property in the event of default by the lessor. Assumption of the note, which was approximately $9 million at August 2, 2003, would entitle the Company to a first lien on the property. The lease expires in May 2007. The guarantee was made by the Company to allow the lessor to obtain a lower cost of borrowing.

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

Other intangible assets at August 2, 2003 and August 3, 2002, which will continue to be amortized, consisted of the following:

	August 2, 2003		August 3, 2002

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Technology-based	$16,923	$8,399	$16,923	$6,029
Tradename	1,167	541	1,167	417
Other	6,147	5,997	6,147	5,875

Total	$24,237	$14,937	$24,237	$12,321

Amortization expense relating to goodwill and other intangibles was:

	Three Months Ended

	August 2, 2003	August 3, 2002

Goodwill	$—	$13,568
Other intangibles	656	759

Total	$656	$14,327

	Nine Months Ended

	August 2, 2003	August 3, 2002

Goodwill	$—	$40,407
Other intangibles	1,964	2,259

Total	$1,964	$42,666

The Company expects annual amortization expense for these intangible assets to be:

Fiscal	Amortization
Years	Expense

2003	$2,618
2004	2,618
2005	2,287
2006	1,292
2007	1,292
2008+	1,156

The following table provides a reconciliation of reported net income for the three and nine months ended August 3, 2002 to adjusted net income had FAS 142 been applied as of the beginning of fiscal 2002:

	Three Months Ended

	August 2, 2003	August 3, 2002

Reported net income	$78,956	$31,413
Add back: Goodwill and workforce amortization (net of tax)	—	10,979

Adjusted net income	$78,956	$42,392

Basic earnings per share:
Reported net income	$0.22	$0.09
Goodwill and workforce amortization (net of tax)	—	0.03

Adjusted net income	$0.22	$0.12

Diluted earnings per share:
Reported net income	$0.21	$0.08
Goodwill and workforce amortization (net of tax)	—	0.03

Adjusted net income	$0.21	$0.11

	Nine Months Ended

	August 2, 2003	August 3, 2002

Reported net income	$210,254	$70,529
Add back: Goodwill and workforce amortization (net of tax)	—	32,687

Adjusted net income	$210,254	$103,216

Basic earnings per share:
Reported net income	$0.58	$0.19
Goodwill and workforce amortization (net of tax)	—	0.09

Adjusted net income	$0.58	$0.28

Diluted earnings per share:
Reported net income	$0.55	$0.18
Goodwill and workforce amortization (net of tax)	—	0.09

Adjusted net income	$0.55	$0.27

Note 11 – Common Stock Repurchase

In August 2002, the Company’s Board of Directors approved the repurchase of up to 15 million shares of common stock. As of August 2, 2003, the Company had repurchased 4,351,751 shares of its common stock at an average purchase price of $22.47 per share. The repurchased shares are held as treasury shares and are being used for the employee stock purchase plan and other benefit plans.

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

Results of Operations

Third Quarter 2003 Overview

We recorded quarterly sales of $520.4 million in the third quarter of fiscal 2003, which was a 17% increase in sales from the third quarter of fiscal 2002 and a 4% increase in sales from the second quarter of fiscal 2003. Our gross margins remained strong at 55.1% of net sales, which was a 180 basis point increase from the third quarter of fiscal 2002. Our cash flow continued to be strong, with cash, cash equivalents and short-term investments increasing by $128 million during the third quarter of fiscal 2003 to $3.2 billion as compared to the second quarter of fiscal 2003.

Sales

Net sales were $520.4 million in the third quarter of fiscal 2003, an increase of 17% from net sales of $445.4 million in the third quarter of fiscal 2002. Net sales for the first nine months of fiscal 2003 were $1,489.8 million, an increase of 19% from the $1,251.8 million reported for the comparable period of fiscal 2002. Approximately 78% of our net sales were from analog products and 22% of our net sales were from DSP products in both the three and nine month periods ended August 2, 2003. Our analog product revenue was 14% higher in the third quarter of fiscal 2003 than in the third quarter of fiscal 2002 primarily due to increased sales of products used in computer, consumer and communication applications. DSP product revenue was 28% higher in the third quarter of fiscal 2003 than in the third quarter of fiscal 2002 primarily as a result of increased sales of chipsets used in wireless handsets.

For the quarter ended August 2, 2003, sales increased in all regions compared to the same prior year quarter with the strongest revenue growth occurring in Japan and Southeast Asia. For the nine months ended August 2, 2003, sales increased in all regions compared to the same prior year period with the strongest revenue growth in Japan and Southeast Asia. During the three months ended August 2, 2003 and August 3, 2002, approximately 75% and 73%, respectively, of net sales were derived from international customers. A large portion of the Asian sales are products delivered to Asia but designed in the US and Europe.

Gross Margin

Gross margin was $286.6 million, or 55.1% of net sales, in the third quarter of fiscal 2003, an increase of 180 basis points from the third quarter of fiscal 2002 gross margin of $237.3 million, or 53.3% of net sales. Gross margin was $813.2 million, or 54.6% of net sales, for the nine months ended August 2, 2003, an increase of 170 basis points from the $661.9 million, or 52.9% of net sales, for the same period in the prior year. The increase in gross margin for both the three and nine month periods ended August 2, 2003 was largely due to the favorable effect of fixed costs allocated across a higher sales base and, to a lesser extent, the impact of manufacturing restructuring actions taken in fiscal 2002 and fiscal 2001.

Research and Development

Research and development, or R&D, expenses amounted to $113.7 million, or 21.8% of net sales, in the third quarter of fiscal 2003, an increase of $6.7 million from the $107 million, or 24.0% of net sales, recorded in the third quarter of fiscal 2002. For the nine months ended August 2, 2003, R&D expenses were $335.8 million, or 22.5% of net sales, an increase of $21.2 million from the $314.6 million, or 25.1% of net sales, recorded in the same period in the prior year. Included in the third quarter of fiscal 2003 and the third quarter of fiscal 2002 R&D expenses are approximately $2.0 million and $2.2 million, respectively, of acquisition-related expenses. The increase in R&D expenses in dollars was primarily due to restoration of salaries to our most highly compensated employees, modest raises and the selective hiring of engineers. Despite the significant decline in sales in fiscal 2002, in view of our long-term business strategy, we continued to invest in R&D at levels commensurate with significantly higher revenue levels than we were achieving in the short term. At any point in time, we have hundreds of R&D projects underway, and we believe that none of these projects is material on an individual basis. We expect to continue the development of innovative technologies and processes for new products and we believe that a continued commitment to R&D is essential in order to maintain product leadership with our existing products and to provide innovative new product offerings, and therefore, we expect to continue to make significant R&D investments in the future.

Selling, Marketing, General and Administrative

Selling, marketing, general and administrative, or SMG&A, expenses were $72.2 million and $213 million for the three and nine months ended August 2, 2003 as compared to $67.1 million and $187.9 million for the same periods in the prior year. As a percentage of sales, SMG&A was 13.9% of net sales in the third quarter of fiscal 2003 and 15.1% in the third quarter of fiscal 2002. For the nine months ended August 2, 2003, SMG&A expenses were $213.0 million, or 14.3% of net sales, an increase of $25.1 million from the $187.9 million, or 15% of net sales, recorded in the same period in the prior year. The increase in SMG&A expenses in dollars for both the third quarter and first nine months of fiscal 2003 over the same periods in the prior year was the result of the restoration of salaries for our most highly compensated employees, modest raises given to a large portion of our employees, as well as an increase in field applications engineers in order to help our customers design in our newest products.

Amortization of Intangibles

Amortization of intangibles was $0.7 million in the third quarter of fiscal 2003 compared with $14.3 million in the third quarter of fiscal 2002. Amortization of intangibles was $2.0 million for the first nine months of fiscal 2003 compared with $42.7 million for the first nine months of fiscal 2002. We implemented the provisions of Statement of Financial Accounting Standards No. 142, or FAS 142, as of the beginning of fiscal 2003, which resulted in this significant decrease in amortization expense in the first three and nine months of fiscal 2003 as compared to the same time periods of fiscal 2002. Under FAS 142, goodwill is no longer amortized. In fiscal 2003, we anticipate annual amortization expense to decrease to $2.6 million as a result of our adoption of FAS 142.

Special Charges

During fiscal 2003, 2002 and 2001, we recorded special charges totaling $0.3 million, $48.5 million and, $47.0 million, respectively.

During the third quarter of fiscal 2003, we recorded a special charge of $0.3 million. The charge included $2.0 million of a write-down of equipment due to a decision to outsource the assembly of products in plastic packages, which had been done at our facility in the Philippines. This amount was the net book value of the assets used in plastic assembly, net of proceeds received from the sale in the third quarter of certain of the assets. We also decided to abandon efforts to develop a particular expertise in optical communications, which resulted in the write-down of $2.7 million of equipment. During the quarter ended August 2, 2003, we determined that the costs remaining to be paid for certain restructuring charges would be less than the amount originally reserved. Accordingly, we reversed accruals of $4.4 million related to prior restructuring charges as more fully described below.

In the second quarter of fiscal 2002, we recorded special charges of approximately $27.2 million. The second quarter charge included $25.7 million related to the planned transfer of production from our three older four-inch wafer fabrication facilities to our three six-inch and one eight-inch wafer fabrication facilities, and $3 million primarily related to the impairment of an investment, which was partially offset by a $1.5 million adjustment to estimated equipment cancellation fees recorded in fiscal year 2001. The investment impairment, which was related to an equity investment in a private company, was due to our decision to abandon the product strategy for which the investment was made. Included in the $25.7 million component of the special charge were severance and fringe benefit costs of $15.3 million for 509 manufacturing employees in the United States and Ireland, $2.3 million related to the write-down of equipment to be abandoned and $8.1 million of other charges primarily related to lease termination and cleanup costs. In addition, the remaining service lives of certain assets within the older four-inch wafer fabrication facilities have been shortened. Depreciation expense included in cost of sales in fiscal 2002 included additional depreciation of approximately $8.7 million associated with the shortened lives of these assets. The write-down of equipment was principally due to our decision to discontinue various product development strategies. In the third quarter of fiscal 2003, we reversed $2.9 million of the accrual primarily due to lower than previously expected severance costs. The lower severance costs were the result of a reduction in the number of separated employees and, to a lesser extent, the average tenure of separated employees differing from our estimates. The 509 employees projected to be terminated at the time of the original charge was adjusted down to 439 and as of August 2, 2003, 296 employees have been terminated. The reduction in the number of employees to be terminated was due to the transfer of employees, which primarily occurred in the third quarter of fiscal 2003, to positions in our six-inch wafer fabrication facilities where we experienced an increase in demand for our products. The process of transferring production from the four-inch to the six and eight-inch wafer fabrication facilities is ongoing. Various processes have to be transitioned and customer requirements have to be satisfied seamlessly throughout the transition period. The transfer involves moving production from three separate four-inch wafer fabrication facilities to three six-inch and one eight-inch facility. The transition of production has already been completed at two of the four-inch facilities. The related lease termination and clean up costs will be incurred as the transition at each site is completed. Since severance costs are paid as income continuance at some locations, these costs will be incurred over time subsequent to the final termination of employment. The transitions from the remaining four-inch facility is in progress and is planned to be complete during the next four to five months. As of August 2, 2003, there was $15.3 million related to these charges remaining to be paid. Once fully complete, we anticipate annual savings from the above actions of approximately $60 million, primarily in cost of sales, and the first full year’s impact will be realized in fiscal 2004.

During the third quarter of fiscal 2002, we recorded special charges of approximately $12.8 million. The charges included severance and fringe benefit costs of $3.7 million related to cost reduction actions taken in several product groups and, to a lesser extent, in manufacturing, $3.8 million related to the impairment of an investment, $3.4 million related to the impairment of goodwill associated with the closing of an Austrian design center we acquired in fiscal 2001 and $1.9 million primarily related to the abandonment of equipment and lease cancellation fees. The investment impairment, which was related to an equity investment in a private company, was due to our decision to abandon the product strategy for which the investment was made. The severance and fringe benefit costs were for approximately 70 engineering employees in the United States, Europe and Canada, and approximately 30 manufacturing employees in the United States. All of the manufacturing employees and substantially all of the engineering employees had been terminated as of August 2, 2003. As of August 2, 2003, there was $1.9 million related to these charges remaining to be paid, which primarily related to termination payments being paid as income continuance to terminated employees. Once fully complete, we anticipate the workforce reductions will result in annual savings of approximately $10 million, primarily in operating expenses, and the first full year’s impact will be realized in fiscal 2004.

During the fourth quarter of fiscal 2002, we recorded special charges of approximately $8.4 million. The charges included severance and fringe benefit costs of $2.5 million related to cost reduction actions taken in our sales group, several product groups and in manufacturing test operations for approximately 65 employees in the United States and Europe, of which 56 had been terminated as of August 2, 2003. The charges also included $2.1 million related to the impairment of investments, $1.8 million primarily related to the abandonment of equipment and lease cancellation fees and a change in estimate of $2 million of additional estimated cleanup costs originally recorded in the second quarter of fiscal 2002. The investment impairment charges were related to the decline in fair value of a publicly traded equity investment to less than its cost basis that was determined to be other-than-temporary, and to an equity investment in a private company. The private company equity investment was part of a product strategy that we decided to abandon. As of August 2, 2003, there was $1.1 million related to these charges remaining to be paid, which primarily related to termination payments being paid as income continuance to terminated employees. Once fully complete, we anticipate the workforce reductions will result in annual savings of approximately $4 million, primarily in operating expenses, and the first full year’s impact will be realized in fiscal 2004.

During fiscal 2001, we recorded special charges of approximately $47 million related to cost reduction actions taken in response to the economic climate at that time. The actions consisted of workforce reductions in manufacturing and, to a lesser extent, in selling, marketing and administrative areas. In addition, we made a decision to consolidate worldwide manufacturing operations and rationalize production planning and quality activities. The cost reductions included severance and fringe benefit costs of $29.6 million for approximately 1,200 employees in the United States, Europe, Asia and the Philippines, substantially all of which had been terminated as of August 2, 2003. The special charges also included $11.6 million related to the abandonment of equipment resulting from the consolidation of worldwide manufacturing operations and $5.8 million of other charges primarily related to equipment and lease cancellation fees. Based on the results of negotiations with vendors regarding purchase order cancellation fees, the amount paid was approximately $1.5 million less than the amount recorded for such charges and, accordingly, in the second quarter of fiscal 2002, we adjusted the provision for purchase order cancellation fees by $1.5 million to reflect this change in estimate. In the third quarter of fiscal 2003 we determined that the severance costs remaining to be paid would be $1.3 million less than the amount originally recorded for these charges and also determined that $0.2 million originally reserved for the termination of two leases would not be required. Therefore, we adjusted the provision for these severance and other costs in the third quarter of fiscal 2003 to reflect this change in estimate. We believe that the workforce reductions will result in annual salary savings of approximately $40 million, consisting of a $27 million reduction in cost of sales and a $13 million reduction in operating expenses. The impact in fiscal 2002 of these cost savings was approximately $30 million, consisting of a $20 million reduction in cost of sales and a $10 million reduction in operating expenses, and the first full year’s impact will be realized in fiscal 2004.

Of the $47 million of special charges recorded in fiscal 2001, $1.8 million remained accrued as of August 2, 2003, and primarily represents severance payments being paid as income continuance to certain of the 1,200 terminated employees, predominantly in the U.S.

Operating Income

Operating income for the third quarter of fiscal 2003 was $99.7 million, an increase of $63.8 million from the $35.9 million reported for the third quarter of fiscal 2002. Operating income for the nine months ended August 2, 2003 was $262.1 million compared to $76.7 million in the same period of the prior year. Approximately $13 million and $40 million of the increase in the three and nine months ended August 2, 2003, respectively, is attributable to special charges recorded in fiscal 2002 primarily relating to the transfer of production from older four-inch wafer fabrication facilities to our modern six- and eight-inch wafer fabrication facilities. An additional $14 million and $41 million of the increase in the three and nine months ended August 2, 2003, respectively, relates to the cessation of goodwill amortization. The remainder of the increase in operating income was attributable to increased revenue levels and improved gross margins, partially offset by increased operating expenses.

Nonoperating Income and Expense

Interest expense was $8 million and $25 million in the three and nine months ended August 2, 2003 compared to $11 million and $34 million in the same periods from the prior year. The decrease in interest expense for the nine months ended August 2, 2003 compared to the same period in the prior year was the result of an interest rate swap agreement we entered into in January 2002.

Interest income was $10 million and $33 million in the three and nine months ended August 2, 2003 compared to $15 million and $50 million in the same periods from the prior year. The decrease in interest income for the three and nine month ended August 2, 2003 was primarily a result of the decline in interest rates during fiscal 2002 as a result of actions taken by the Federal Reserve Board and, to a lesser extent, our decision to increase our holdings of higher credit quality lower interest-bearing investments.

Provision for Income Taxes

Our effective income tax rate was 22% for the three and nine months ended August 2, 2003 compared to 21% and 25% in the three and nine months ended August 3, 2002. The decrease in the effective tax rate in the nine month period ended August 2, 2003 compared to the same period in the prior year was due to a shift in the mix of worldwide profits and the discontinuance of goodwill amortization in the first quarter of fiscal 2003 as a result of our adoption of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

Net Income

Net income for the third quarter of fiscal 2003 was $79 million, or 15.2% of net sales, and diluted earnings per share was $0.21 compared to net income of $31.4 million, or 7.0% of net sales, and diluted earnings per share of $0.08 for the same quarter in fiscal 2002. Net income for the first nine months of fiscal 2003 was $210.3 million, or 14.1% of net sales, and diluted earnings per share was $0.55 compared to net income of $70.5 million, or 5.6% of net sales, and diluted earnings per share of $0.18 for the same period in fiscal 2002.

Outlook

Our net sales for the third quarter of fiscal 2003 increased 4% from the second quarter of fiscal 2003 as a result of increased demand for our products. Based upon our expectation of continued improvement in our business and the semiconductor industry generally, our plan for our fourth quarter of fiscal 2003 anticipates an increase of approximately 3% to 5% in net sales from the third quarter of fiscal 2003. We are planning to continue constraining the growth of operating expenses to the range of 1% to 2%. In the event that net sales and operating expenses increase as planned, and assuming no unusual items, we would expect our fourth quarter of fiscal 2003 diluted earnings per share to be $0.22 to $0.23, as compared to $0.21 in the third quarter of fiscal 2003.

Liquidity and Capital Resources

At August 2, 2003, cash, cash equivalents and short-term investments totaled $3.2 billion, an increase of $331 million from the fourth quarter of fiscal 2002 and an increase of $276 million from the third quarter of fiscal 2002. The increase in cash, cash equivalents and short-term investments from the fourth quarter of fiscal 2002 was primarily due to operating cash inflows of $328 million, or 22% of net sales, in the first nine months of fiscal 2003.

Accounts receivable of $259 million at August 2, 2003 increased $31 million from $228 million at the end of the fourth quarter of fiscal 2002. Accounts receivable for the third quarter of fiscal 2003 increased $36 million from the third quarter of fiscal 2002. The increase in accounts receivable is primarily attributable to the increase in sales and slightly offset by an improvement in days sales outstanding. Days sales outstanding improved to 45 days as of August 2, 2003 from 46 days at August 3, 2002 and November 2, 2002.

Inventories decreased $9 million from $306 million at the end of the fourth quarter of fiscal 2002 to $297 million at the end of the third quarter of fiscal 2003. At August 2, 2003, days cost of sales in inventory decreased to 116 days from 135 days at November 2, 2002 and decreased from 126 days at August 3, 2002. The decrease in inventory in dollars was due to our continued tight control over manufacturing spending, close management of inventory levels and the impact of restructuring actions taken over the last several quarters.

Net additions to property, plant and equipment for the first nine months of fiscal 2003 were $49 million and were funded with a combination of cash on hand and cash generated from operations. We currently plan to make capital expenditures of approximately $70 million in fiscal 2003. Capital expenditures are expected to remain at current low levels, as we believe we currently have ample installed capacity to significantly increase internal production levels. Depreciation expense is expected to decrease slightly in fiscal 2003 from $181 million in fiscal 2002 to approximately $168 million in fiscal 2003.

In August 2002, our Board of Directors approved the repurchase of up to 15 million shares of our common stock. We may repurchase shares from time to time on the open market or in privately negotiated transactions. Our management will determine the timing and amount of shares to be repurchased. As of August 2, 2003, we had repurchased 4,351,751 shares of our common stock at an average purchase price of $22.47 per share. The repurchased shares are held as treasury shares and are being used for our employee stock purchase plan and other benefit plans.

During the three and nine months ended August 2, 2003, there were no material changes to our contractual cash obligations, other than routine debt and lease payments. During the three and nine months ended August 2, 2003, we made payments of approximately $2.2 million and $5.5 million, respectively, related to our long-term debt obligations and approximately $0.9 million and $3.4 million, respectively, related to capital lease obligations.

At August 2, 2003, our principal source of liquidity was $3.2 billion of cash, cash equivalents and short-term investments. We believe that our existing sources of liquidity and cash expected to be generated from future operations, together with current and anticipated available long-term financing, will be sufficient to fund operations, capital expenditures and research and development efforts for at least the next twelve months and thereafter for the foreseeable future.

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

Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market. Because of the cyclical nature of the semiconductor industry, changes in inventory levels, obsolescence of technology, and product life cycles, we write down inventories to net realizable value. We employ a variety of consistent methodologies to determine the amount of inventory reserves necessary. While a portion of the reserve is determined via reference to the age of inventory and lower of cost or market calculations, an element of the reserve is subject to significant judgments by us about future demand for our inventory. Additionally, we have built inventory in preparation for the transfer of production from our four-inch wafer fabrication facilities to our six- and eight-inch wafer fabrication facilities for both lifetime supply and transition inventory. We have recorded certain levels of reserves related to these inventory builds. Although we believe that we have used our best efforts and available information to estimate future demand, due to the uncertain economic times and the difficulty inherent in predicting future results, it is possible that actual demand for our products will differ from our estimates. If actual demand for our products is less than our estimates, additional reserves for existing inventories may need to be recorded in future periods.

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

Accounting for Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, or FAS 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. FAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We evaluate the realizability of our deferred tax assets quarterly by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. At August 2, 2003, we had deferred tax assets of $154 million primarily resulting from temporary differences between the book and tax bases of assets and liabilities. While these assets are not assured of realization, we have conducted an assessment of the likelihood of realization and concluded that no significant valuation allowance is required. In reaching our conclusion, we evaluated certain relevant criteria including the existence of deferred tax liabilities that can be used to absorb deferred tax assets, the taxable income in prior carryback years that can be used to absorb net operating losses and taxable income in future years. Our judgments regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors. These changes, if any, may require material adjustments to these deferred tax assets, resulting in a reduction in net income or an increase in net loss in the period when such determinations are made.

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

Distribution and Dilutive Effect of Options

Employee and Executive Option Grants
As of August 2, 2003

	FY2003	5 Yr. Avg.	2002		2001
	As of 8/2/03

Net grants during the period as a percentage of outstanding shares	0.0%**	4.4%	7.1	%***	4.3%
Grants to named executive officers* during the period as a percentage of total options granted	0.0%	5.4%	5.1%		5.8%
Grants to named executive officers* during the period as a percentage of outstanding shares	0.00%	0.32%	0.39%		0.27%
Cumulative options held by named executive officers* as a percentage of total options outstanding	7.1%	9.6%	6.9%		7.9%

*	See “Aggregated Option Exercises and Remaining Option Values” below for our named executive officers. Named executive officers are defined by the SEC as our chief executive officer and our four other most highly compensated executive officers who were serving as executive officers on November 2, 2002.

**	Net grants is equal to total grants less grant cancellations. See the “Summary of Option Activity” table for detail regarding our total grants and cancellations during the nine months ended August 2, 2003.

***	Options are generally granted once per year between September and January as part of our annual performance review process. Occasionally, as in fiscal year 2002, two sets of option grants can fall within one fiscal year, as the process spans the end of one fiscal year and the beginning of the next fiscal year. Conversely, as in fiscal year 1999, there are fiscal years in which no annual merit options are granted.

General Option Information

Summary of Option Activity
As of August 2, 2003

				Options Outstanding

		Number of			Weighted-
		Employees			Average
		Receiving	Shares Available	Number of	Exercise Price
	(shares in thousands)	Grants (#)	for Options (#)	Shares (#)	($)

Last Fiscal	November 3, 2001		22,184	63,737	$22.28
Year			50,000
	Additional shares reserved-12/2001 Shares cancelled upon termination of expired stock plans		(2,196)
	Grants
	FY02 Annual retention 1/22/02	4,341	(13,082)	13,082	41.06
	FY03 Annual retention 9/24/02	4,530	(13,645)	13,645	19.90

	Other		(1,400)	1,400	36.45
	Total		(28,127)	28,127	30.57
	Exercises		—	(3,869)	6.51
	Cancellations		2,144	(2,144)	34.24

	November 2, 2002		44,005	85,851	$25.41
Fiscal	Grants		(1,334)	1,334	32.63
Year-to-date	Exercises		—	(3,691)	8.73
(as of 8/2/03)	Cancellations – expired plans		(83)	—	6.42
	Cancellations		1,521	(1,521)	36.33

	August 2, 2003		44,109	81,973	26.08

In-the-Money and Out-of-the-Money Option Information
As of August 2, 2003

	Exercisable			Unexercisable			Total

			Wtd. Avg.			Wtd. Avg.			Wtd. Avg.
			Exercise			Exercise			Exercise
(shares in thousands)	Shares (#)%		Price ($)	Shares (#)%		Price ($)	Shares (#)%		Price ($)

In-the-Money Options	21,164	94	14.55	34,576	58	19.79	55,740	68	17.80
Out-of-the-Money Options (1)	1,418	6	48.86	24,815	42	43.39	26,233	32	43.68

Total Options Outstanding	22,582	100	16.70	59,391	100	29.65	81,973	100	26.08

(1)	Out-of-the-money options are those options with an exercise price per share equal to or greater than the closing price per share of our common stock ($39.51) on the last trading day of the third quarter of fiscal 2003 (on August 1, 2003).

Executive Options

Options Granted to Named Executive Officers
Year-to-Date, as of August 2, 2003

Individual Grants

					Potential Realizable Value at
	Number of	Percent of			Assumed Annual Rates of
	Securities	Total			Stock Price Appreciation for
	Underlying	Options	Exercise		Option Term ($) (2)
	Options	Granted to	Price per	Grant
Name	Granted (#)	Employees	Share ($)	Date (1)	5%	10%

Brian P. McAloon	669	0.05%	37.38	6/2/03	15,727	39,855
Franklin Weigold	168	0.01%	37.38	6/2/03	3,949	10,008

(1)	Options generally expire 10 years after the grant date.

(2)	Potential realizable value is based on an assumption that the market price of our common stock will appreciate at the stated rates (5% and 10%), compounded annually, from the date of grant until the end of the 10-year term. These values are calculated based on rules promulgated by the SEC and do not reflect our estimate or projection of future stock prices. Actual gains, if any, on stock option exercises will depend on the future performance of the price of our common stock and the timing of exercises.

Aggregated Option Exercises and Remaining Option Values
Year-to-Date, As of August 2, 2003

			Number of
			Securities
			Underlying	Value of Unexercised
			Unexercised	In-the-Money
			Options as of	Options as of
			August 2, 2003 (#)	August 2, 2003 ($)

	Shares Acquired	Value	Exercisable/	Exercisable/
Name	on Exercise (#)	Realized ($)	Unexercisable	Unexercisable

Jerald G. Fishman	148,000	3,751,106	603,964/3,370,000	14,983,434/57,324,900
Brian P. McAloon	26,000	673,530	203,255/ 413,671	5,713,123/ 4,623,955
Joseph E. McDonough	35,000	899,025	99,262/ 388,002	2,196,777/ 4,454,281
Samuel H. Fuller	46,666	1,302,346	66,097/ 230,002	1,250,140/ 2,868,351
Franklin Weigold	23,332	308,449	41,375/ 219,336	396,645/ 2,691,670

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of August 2, 2003 about the securities authorized for issuance under our equity compensation plans, consisting of our 2001 Broad-Based Stock Option Plan, our 1998 Stock Option Plan, our Restated 1994 Director Option Plan, our Restated 1988 Stock Option Plan, our 1992 Employee Stock Purchase Plan, and our 1998 International Employee Stock Purchase Plan.

	(a)	(b)	(c)

	Number of securities to	Weighted-average	Number of securities remaining
	be issued upon exercise of	exercise price of	available for future issuance under
	outstanding options,	outstanding options,	equity compensation plans (excluding
Plan Category	warrants and rights (#)(1)	warrants and rights ($)	securities reflected in column (a))

Equity compensation plans approved by stockholders	64,630,492	26.39	13,062,071 (2)
Equity compensation plans not approved by stockholders*	17,173,353 (3)	25.14	33,186,044 (4)
TOTAL	81,803,845	26.13	46,248,115 (5)

*     Our officers and directors are ineligible to receive grants under our 2001 Broad-Based Stock Option plan.

(1)	This table excludes an aggregate of 169,476 shares issuable upon exercise of outstanding options assumed by Analog in connection with various acquisition transactions. The weighted-average exercise price of the excluded options is $5.41.

(2)	Includes 1,780,203 shares issuable under our 1992 Employee Stock Purchase Plan, of which up to 529,718 shares are issuable in connection with the current offering period which ends June 1, 2004.

(3)	Issued pursuant to our 2001 Broad-Based Stock Option Plan, which does not require the approval of and has not been approved by our stockholders.

(4)	Includes 359,397 shares issuable under our 1998 International Employee Stock Purchase Plan, of which up to 89,631 shares are issuable in connection with the current offering period which ends June 1, 2004.

(5)	Includes 2,139,600 shares issuable under our employee stock purchase plans, of which up to 619,349 are issuable in connection with the current offering period which ends June 1, 2004.

Factors That May Affect Future Results

Our future operating results are difficult to predict and may materially fluctuate.

Our future operating results are difficult to predict and may be materially affected by a number of factors, including the timing of new product announcements or introductions by us or our competitors, competitive pricing pressures, fluctuations in manufacturing yields, adequate availability of wafers and manufacturing capacity, the risk that our backlog could decline significantly, our ability to hire, retain and motivate adequate numbers of engineers and other qualified employees to meet the demands of our largest customers, changes in product mix, and the effect of adverse changes in economic conditions in the United States and international markets. In addition, the semiconductor market has historically been cyclical and subject to significant economic downturns. After strong growth in 1999 and 2000, the semiconductor market declined significantly in 2001 and grew only slightly in 2002. Our business is subject to rapid technological changes and there can be no assurance, depending on the mix of future business, that products stocked in inventory will not be rendered obsolete before we ship them. As a result of these and other factors, there can be no assurance that we will not experience material fluctuations in future operating results on a quarterly or annual basis.

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

The cyclical nature of the semiconductor industry has resulted in sustained or short-term periods when demand for our products has increased or decreased rapidly. We, and the semiconductor industry generally, experienced a period of rapid decreases in demand in fiscal year 2001 and experienced a modest recovery in fiscal 2002 and the first nine months of fiscal 2003. As a result, we have overcapacity due to the expansion of our production facilities and increased access to third-party foundries. However, we cannot be sure that we will not encounter unanticipated production problems either at our own facilities or at third-party foundries, or that our capacity will be sufficient to satisfy future demand for our products. We believe that other semiconductor manufacturers have expanded their production capacity over the past several years. This expansion by us and our competitors has led to overcapacity in our target markets and could lead to price erosion that would adversely affect our operating results.

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

We have both generic and proprietary manufacturing processes that utilize a substantial amount of technology as the fabrication of integrated circuits is a highly complex and precise process. Minute impurities, contaminants in the manufacturing environment, difficulties in the fabrication process, defects in the masks used in the wafer manufacturing process, manufacturing equipment failures, wafer breakage or other factors can cause a substantial percentage of wafers to be rejected or numerous dice on each wafer to be nonfunctional. While we have significant expertise in semiconductor manufacturing, it is possible that some processes could become unstable. This instability could result in manufacturing delays and product shortages, which could have a material adverse effect on our business.

We rely on manufacturing capacity located in geologically unstable areas, which could affect the availability of supplies and services.

We, and many companies in the semiconductor industry, rely on internal manufacturing capacity located in California as well as wafer fabrication foundries in Taiwan and other sub-contractors in geologically unstable locations around the world. This reliance involves risks associated with the impact of earthquakes on us and the semiconductor industry, including temporary loss of capacity, availability and cost of key raw materials and equipment and availability of key services including transport. In addition, California has experienced intermittent interruption in the availability of electricity. To date, the impact on us has been negligible. However, electricity is a critical resource for us, without which our products could not be manufactured at factories exposed to continued lengthy power interruptions. Any prolonged inability to utilize one of our manufacturing facilities as a result of fire, natural disaster, unavailability of electric power or otherwise, would have a material adverse effect on our results of operations and financial condition.

We are exposed to economic, political and other risks through our significant worldwide operations.

During the first nine months of fiscal year 2003, approximately 75% of our revenues were derived from customers in international markets. Although we engage in hedging transactions to reduce our exposure to currency exchange rate fluctuations, there can be no assurance that our competitive position will not be adversely affected by changes in the exchange rate of the United States dollar against other currencies. We have manufacturing facilities outside the United States in Ireland, the United Kingdom, the Philippines and Taiwan. In addition to being exposed to the ongoing economic cycles in the semiconductor industry, we are also subject to the economic and political risks inherent in international operations and their impact on the United States economy in general, including the risks associated with ongoing uncertainties and political and economic instability in many countries around the world as well as the economic disruption from acts of terrorism, particularly in the aftermath of the terrorist attacks of September 11, 2001 and the response to them by the United States and its allies. These risks include air transportation disruptions, expropriation, currency controls and changes in currency exchange rates, tax and tariff rates, freight rates and social and political unrest.

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

ITEM 4.   Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of August 2, 2003. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of August 2, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)  Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended August 2, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.   Legal Proceedings

As previously reported in our Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 2003, on March 4, 2003, Motorola, Inc. filed an action in the United States District Court for the Eastern District of Texas against us, alleging that we infringed five patents owned by Motorola relating to semiconductor processing and semiconductor chip design. On March 11, 2003, Motorola filed a First Amended Complaint asserting the same five patents. The First Amended Complaint seeks injunctive relief and unspecified damages. On April 17, 2003, we filed a motion under the Federal Rules of Civil Procedure for a more definite statement of Motorola’s allegations. Motorola opposed that motion, and, by order dated July 18, 2003, the Court denied our motion. On August 5, 2003, we filed an answer and also counterclaimed against Motorola. In the counterclaim, we asserted that Motorola infringes six of our patents relating to semiconductor technology. Motorola’s response to our counterclaims is due August 25, 2003. The case is proceeding through discovery.

ITEM 6.   Exhibits and Reports on Form 8-K

(a)	Exhibits

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q.

(b)	Reports on Form 8-K

On May 14, 2003, we furnished a Current Report on Form 8-K under Item 9 (pursuant to Item 12) containing a press release announcing our financial results for the fiscal quarter ended May 3, 2003.

Items 2,3,4 and 5 of PART II are not applicable and have been omitted.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANALOG DEVICES, INC.

Date: August 20, 2003	By:	/s/ Jerald G. Fishman

Jerald G. Fishman
President and
Chief Executive Officer
(Principal Executive Officer)

Date: August 20, 2003	By:	/s/ Joseph E. McDonough

Joseph E. McDonough
Vice President-Finance
and Chief Financial Officer
(Principal Financial and
Accounting Officer)

Exhibit Index

Exhibit
No.	Description

31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

32.1	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).

32.2	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer).