Form 10-K
period 2003-11-01
ANALOG DEVICES INC
filed 2003-12-23
CIK 6281

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)
☒                         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 1, 2003
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

      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $12,146,757,233 based on the last reported sale of the Common Stock on the New York Stock Exchange Composite Tape reporting system on May 2, 2003.

      As of November 28, 2003 there were 371,805,134 shares of Common Stock, $0.16 2/3 par value per share, outstanding.

Documents Incorporated by Reference

Document Description	Form 10-K Part

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held March 9, 2004	III

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

      Our products play a fundamental role in converting real-world phenomena such as temperature, motion, pressure, light and sound into electrical signals to be used in a wide array of electronic equipment ranging from industrial process control, factory automation equipment, security systems, defense electronics, base stations, central office equipment, wireless telephones, computers, automobiles, CAT scanners, digital cameras and DVD players. Signal processing is the cornerstone of high-speed communications, digital entertainment, and other consumer, computer and industrial applications. As new generations of digital applications evolve, they generate new needs for high-performance analog and digital signal processing, or DSP, technology.

      We produce a wide range of products that are designed to meet the technology needs of a broad base of customers. Markets for our products include communications, computers and computer peripherals, consumer electronics and industrial applications.

      During fiscal 2003, approximately 35% to 40% of our revenue came from the industrial market, which includes factory automation, medical equipment, scientific instrumentation, automatic test equipment, automotive electronics, security equipment and aerospace and defense systems.

      Revenues from the communications market also represented approximately 35% to 40% of our fiscal 2003 revenues. Communications applications include wireless handsets and base stations, as well as products used for high-speed access to the Internet, including broadband modems and central office networking equipment.

      We also serve the personal computer market with products that monitor and manage power usage, process signals used in flat panel displays and multimedia projectors and enable CD-quality audio. In fiscal 2003, the computer market accounted for approximately 15% of our revenue.

      The demand for our products in high-performance consumer electronics has been increasing and represented approximately 10% of our revenue for fiscal 2003. Applications in this market include digital cameras and camcorders, DVD players, digital televisions and surround sound audio systems.

      We sell our products worldwide through a direct sales force, third-party distributors and independent sales representatives. We have direct sales offices in 19 countries, including the United States.

      We are headquartered near Boston, in Norwood, Massachusetts, and have manufacturing facilities in Massachusetts, California, North Carolina, Ireland and the Philippines. We were founded in 1965 and are incorporated in Massachusetts. As of November 1, 2003, we employed approximately 8,400 individuals worldwide. Our common stock is listed on the New York Stock Exchange under the symbol ADI and is included in the Standard & Poor’s 500 Index.

      We maintain a website with the address www.analog.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission. In addition, we intend to disclose on our website any amendments to, or waivers from, our code of business conduct and ethics that are required to be publicly disclosed pursuant to rules of the Securities and Exchange Commission and the New York Stock Exchange.

Industry Background

      All electronic signals fall into one of two categories, analog or digital. Analog, also known as linear, signals represent real-world phenomena, such as temperature, pressure, sound, speed and motion. This information can be detected and measured using analog sensors, which represent real-world phenomena by generating continuously-varying voltages and currents. The signals from these sensors are initially processed using analog methods, such as amplification, filtering and shaping. They are then usually converted to digital form for storage or further manipulation. The further manipulation of the signals after conversion to digital form is called “digital signal processing.” Digital signals represent the “ones” and “zeros” of binary arithmetic and are either on or off. Digital signals are frequently converted back to analog form for functions such as video display, audio output or control. These manipulations and transformations from analog to digital and back to analog are known as “real-world signal processing” within the signal chain.

      Significant advances in semiconductor technology in recent years have substantially increased the performance and functionality of integrated circuits, or ICs, used in signal processing applications. These advances include the ability to combine analog and digital signal processing capability on a single chip, thereby making possible more highly-integrated solutions. The widespread application of low-cost microprocessor-based systems and of digital communication technologies has increased the need for signal conditioning interfaces between the analog and digital world. At the same time, the convergence of computing and communications has resulted in end products that incorporate state-of-the-art signal processing capability onto as few chips as possible. Our products are designed to be used within electronic equipment to achieve higher performance, including greater speed, improved accuracy, more efficient signal processing and minimized power consumption.

Principal Products

      We design, manufacture and market a broad line of high-performance ICs that incorporate analog, mixed-signal and digital signal processing technologies. Our ICs are designed to address a wide range of real-world signal processing applications. Across the entire range of our signal processing ICs are both general purpose products used by a broad range of customers and applications as well as application-specific products designed for specific clusters of customers in vertical markets. By using readily available, high-performance, general-purpose products in their systems, our customers can reduce the time they need to bring new products to market. Given the high cost of developing customized ICs, our standard products often provide the most cost-effective solution for many low to medium volume applications. In some communications, computer and consumer products, we focus on working with leading customers to design application-specific solutions. We begin with our existing core technologies in analog, DSP and mixed-signal, and devise a solution to more closely meet the needs of a specific customer or group of customers. Because we have already developed the core technology for our general-purpose products, we can create application-specific solutions quickly.

      We produce and market several thousand products. Our ten highest revenue products accounted for approximately 18% of our revenue for fiscal 2003. The majority of our products are proprietary, meaning equivalent products are not available from competitors. A limited number of other companies may provide products with similar functions.

Analog Products

      Our analog IC technology has been the foundation of our business for nearly four decades, and we believe we are one of the world’s largest suppliers of analog ICs. Our analog ICs are primarily high-performance devices, generally defined as devices that support a minimum of 10-bits of accuracy and a minimum of 50 megahertz of speed. The principal advantages these applications have versus competitors’ products include higher accuracy, lower cost per function, smaller size, lower weight and fewer components for improved reliability. The majority of our analog IC product revenue is attributable to sales of data converters and amplifiers. The data converter and amplifier product categories represented approximately 60% of our fiscal 2003 revenues. Other analog IC products include analog signal processing devices such as analog multipliers, switches, multiplexers and comparators. Over the past several years we have been expanding our analog IC product offerings along the entire analog signal chain and into product areas such as radio frequency integrated circuits, or RF ICs, power management and thermal monitoring ICs.

      The majority of our analog IC products are proprietary to us in their design and general purpose in their application. This allows customers to incorporate our products into a wide variety of electronic equipment and systems. Our product portfolio includes several thousand analog ICs, any one of which can have as many as several hundred customers. Our analog ICs typically have long product life cycles. Our analog IC customers include both original equipment manufacturers, or OEMs, and customers who build electronic subsystems for integration into larger systems.

      Our analog technology base also includes products using an advanced IC technology known in the industry as surface micromachining, which is used to produce semiconductor products known as micro-electromechanical systems, or MEMS. This technology enables extremely small mechanical structures to be built on the surface of a chip along with supporting circuitry. In addition to incorporating an electro-mechanical structure, these devices also have analog circuitry for conditioning signals obtained from the sensing element. The integration of signal conditioning and MEMS is a unique feature of our products which we call iMEMS®. Our iMEMS product portfolio includes accelerometers used to sense acceleration, and gyroscopes used to sense position. The majority of our current revenue from micromachined products is derived from accelerometers used by automotive manufacturers in airbag applications. Our next generation of inertial sensors for the airbag market will incorporate both silicon-on-insulator, or SOI, and MEMS technology. SOI MEMS is a process where one layer is used for the MEMS device and the other layer is used for the circuitry. This process will enable more signal processing circuitry to be integrated with the MEMS structure.

DSP Products

      DSPs are processors that are optimized for high-speed numeric calculations, which are essential for real-time processing of digital data representing analog signals. Our DSP products are designed to be fully programmable and to efficiently execute specialized software programs, or algorithms, associated with processing digitized real-time, real-world data. Programmable DSPs provide the flexibility to modify the device’s function quickly and inexpensively in software. We offer both general-purpose and application-specific DSP products. General-purpose DSP IC customers typically write their own algorithms using software tools that we provide and software tools they obtain from third-party suppliers. Our application-specific DSP products typically include analog and DSP technology and the DSPs are preprogrammed to execute software for applications such as wireless telecommunications or image processing. Our DSPs are designed in families of products that share a common architecture and therefore can execute the same software. We support these products with specialized applications and easy-to-use, low-cost development tools, which reduce our customers’ product development costs and time-to-market.

Mixed-Signal Products

      Our products also include multi-function mixed-signal devices and chipsets that incorporate combinations of analog and DSP technology. The growing technological demands associated with the use of audio and video in computers and consumer products as well as the networking of communications systems has created new opportunities for these mixed-signal products. Examples of these products include chipsets for communication applications such as global system for mobile cellular phones, or GSM, cable modems, and broadband modems. Other examples include audio input/ output devices for computer applications and electric motor control devices for industrial instrumentation.

Markets and Applications

      The following describes some of the characteristics of, and customer products within, our major markets:

      Industrial — Our industrial market includes the following areas:

      Industrial Process Automation — Our industrial process automation market includes factory automation systems, automatic process control systems, robotics, environmental control systems and automatic test equipment. These products generally require ICs that offer performance greater than that available from commodity-level ICs, but generally do not have production volumes that warrant custom or application-specific ICs. Combinations of analog and mixed-signal ICs are usually employed to achieve the necessary functionality. Automatic test equipment applications have created opportunities for the design of system-level ICs that require a high level of electronic circuitry.

      Instrumentation — Our instrumentation market includes engineering, medical and scientific instruments. These products are usually designed using the highest performance analog and mixed-signal ICs available. Customer products include oscilloscopes, logic analyzers, CAT scanners, MRI equipment, blood analyzers and microscopes.

      Military/ Aerospace — The military, commercial avionics and space markets all require high-performance ICs that meet rigorous environmental and reliability specifications. Many of our analog ICs can be supplied in versions that meet appropriate military standards. In addition, many products can be supplied to meet the standards required for broadcast satellites and other commercial space applications. Most of our products sold in this market are specifically-tested versions of products derived from our standard product offering. Customer products include navigation systems, flight simulators, radar systems and security devices.

      Automotive — Although the automotive market has historically been served with low-cost, low-performance ICs, demand has emerged for higher performance devices for a wide range of safety and entertainment applications. In response, we are developing products specifically for the automotive market. We supply a micromachined IC used as a crash sensor in airbag systems. We believe that other micromachined devices derived from this product may be suitable for other automotive applications, such as roll-over sensing, global positioning satellite, or GPS, automotive navigation systems, anti-lock brakes and “smart” suspension systems.

      Communications — The development of broadband, wireless and Internet infrastructures around the world has created an important market for our communications products. Communications technology involves the acquisition of analog signals that are converted from analog to digital and digital to analog form during the process of transmitting and receiving data. The need for higher speed and reduced power consumption, coupled with more reliable, bandwidth-efficient communications, has been creating demand for our products, which are used in systems that include digital, analog and mixed-signal processing capability. Our products are used in the full spectrum of signal processing for audio, data, image and video communication. In wireless and broadband communication applications, our products are incorporated into cellular telephones, cellular base station equipment, digital subscriber line, or DSL, modems, pagers, PBX switches, routers and remote access servers.

      Computers and Computer Peripherals — Increased interface between users and PCs through monitors, printers, scanners and audio devices and the increasing need for power and thermal management capability in PCs have provided opportunities in the computer market. The computer industry seeks to develop and market ever smaller and lighter personal computers. This need increases demand for high-performance ICs that monitor power usage, enabling manufacturers to use smaller batteries and extend battery life between charges. We currently supply a variety of ICs used in this market for functions such as graphic displays, interfaces between PCs and peripherals such as LCD monitors and projectors, power and battery management, and enhanced audio input and output capability for business and entertainment applications.

      Consumer Electronics — Increased market demand for digital entertainment systems for acquisition, display and digital processing of signals has allowed us to combine analog and digital design capability to provide solutions that are designed to meet the rigorous cost, size and reliability constraints of the consumer electronics market. The emergence of high-performance, feature-rich consumer products, such as digital camcorders and cameras, home theater systems, digital television, video projectors and DVD recorders/ players, has led to the need for high-performance, system-level ICs with a high level of specific functionality.

Research and Development

      Our markets are characterized by rapid technological changes and advances. Accordingly, we make substantial investments in the design and development of new products and processes, and the improvement of existing products and processes. We spent approximately $450 million during fiscal 2003 on the design, development and improvement of new and existing products and processes, compared to approximately $424 million during fiscal 2002 and approximately $465 million during fiscal 2001.

      Our research and development strategy focuses on building technical leadership in core technologies for signal conditioning, conversion and processing. In support of our research and development activities, we employ thousands of engineers involved in product and process development at over 30 design centers and manufacturing sites located throughout the world.

Patents and Other Intellectual Property Rights

      As of November 1, 2003, we held 817 United States patents and had 439 patent applications pending with the United States Patent and Trademark Office with expiration dates ranging from 2003 through 2022. We believe that while our patents may provide some advantage, our competitive position is largely determined by such factors as the system and application knowledge, ability and experience of our personnel, the range and number of new products being developed by us, our market brand recognition and ongoing marketing efforts, customer service and technical support. It is generally our policy to seek patent protection for significant inventions that may be patented, though we may elect, in certain cases, not to seek patent protection even for significant inventions, if other protection, such as maintaining the invention as a trade secret, is considered more advantageous. We also have trademarks that are used in the conduct of our business to distinguish genuine Analog Devices’ products and we maintain cooperative advertising programs to promote our brands and identify products containing genuine Analog Devices’ components. In addition, we have registered certain of our mask sets under the Semiconductor Chip Protection Act of 1984.

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

      The semiconductor industry is characterized by frequent claims and litigation involving patent and other intellectual property rights, including claims arising under our contractual indemnification of our customers. We have received from time to time, and may receive in the future, claims from third parties asserting that our products or processes infringe their patents or other intellectual property rights. In the event a third party makes a valid intellectual property claim against us and a license is not available to us on commercially reasonable terms, or at all, we could be forced either to redesign or to stop production of products incorporating that intellectual property, and our operating results could be materially and adversely affected. Litigation may be necessary to enforce our patents or other of our intellectual property rights or to defend us against claims of infringement, and this litigation could be costly and divert the attention of our key personnel. See Note 12 in the Notes to our Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for information concerning pending litigation that involves us. An adverse outcome in this or other litigation could have a material adverse effect on our consolidated financial position or on our consolidated results of operations or cash flows in the period in which the litigation is resolved.

Sales Channels

      We sell our products in North America and internationally through a direct sales force, third-party distributors and independent sales representatives.

      Approximately 26% of our fiscal 2003 net sales were to customers in North America. As of December 1, 2003, we had 12 sales offices in the United States and one in Canada.

      Approximately 19% of our fiscal 2003 net sales were to customers in Europe. As of December 1, 2003, we had direct sales offices in Austria, Belgium, Denmark, France, Germany, Italy, the Netherlands, Sweden and the United Kingdom.

      Approximately 18% of our fiscal 2003 net sales were to customers in Japan and 37% to customers in other international markets, principally in Southeast Asia. As of December 1, 2003, we had direct sales offices in China, Hong Kong, India, Israel, Japan, Korea, Singapore and Taiwan.

      We also had sales representatives and/or distributors in approximately 47 countries outside North America, including countries where we also have direct sales offices. For further detail regarding financial information about geographic areas, see Note 4 in the Notes to our Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

      A significant portion of our fiscal 2003 revenue was derived from sales made through distributors. Revenue is deferred on sales made through distributors until the distributors resell the products to the end users. These distributors typically maintain an inventory of our products. Some of them also sell products competitive with our products, including those for which we are an alternate source. Sales to certain distributors are made under agreements that provide protection to the distributors for their inventory of our products against price reductions and products that are slow-moving or that we have discontinued, including limited product return privileges.

      Our worldwide technical direct field sales efforts are supported by an extensive promotional program that includes editorial coverage and paid advertising in trade publications, direct mail programs, promotional brochures, technical seminars and participation in trade shows. We publish and distribute full-length databooks, product catalogs, applications guides, technical handbooks and detailed data sheets for individual products. We also provide product and application information and sell products via our worldwide website on the Internet. We maintain a staff of field application engineers who aid customers in incorporating our products into their products.

      We have tens of thousands of customers worldwide. Our largest single customer represented approximately 3% of our net sales for fiscal 2003, and our 20 largest customers accounted for approximately 26% of our net sales in fiscal 2003.

      See Note 4 “Industry and Geographic Segment Information” of the Notes to our Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

Foreign Operations

      Through subsidiaries and affiliates, we conduct business in numerous countries outside the United States. During fiscal 2003, approximately 74% of our revenues were derived from customers in international markets. Our international business is subject to risks customarily encountered in foreign operations, including fluctuations in foreign currency exchange rates and controls, import and export controls, and other laws, policies and regulations of foreign governments.

      We have manufacturing facilities outside the United States in Ireland and the Philippines. In addition to being exposed to the ongoing economic cycles in the semiconductor industry, we are also subject to the economic and political risks inherent in international operations and their impact on the United States economy in general, including the risks associated with ongoing uncertainties and political and economic instability in many countries around the world as well as the economic disruption from acts of terrorism, and the response to them by the United States and its allies. These risks include air transportation disruptions, expropriation, currency controls, currency exchange rate movement, and additional costs related to tax, tariff and freight rates. Although we engage in hedging transactions to reduce our exposure to currency exchange rate fluctuations, there can be no assurance that our competitive position will not be adversely affected by changes in the exchange rate of the United States dollar against other currencies.

Production and Raw Materials

      Monolithic integrated circuit components are manufactured in a sequence of semiconductor production steps that include wafer fabrication, wafer testing, cutting the wafer into individual “chips,” or dice, assembly of the dice into packages and electrical testing of the devices in final packaged form. The raw materials used to manufacture these devices include silicon wafers, processing chemicals (including liquefied gases), precious metals, ceramic and plastic used for packaging.

      We develop and employ a wide variety of proprietary processes that are specifically tailored for use in fabricating high-performance linear, mixed-signal and MEMS ICs. We also use bipolar and CMOS wafer fabrication processes.

      Our IC products are fabricated both at our production facilities and by third-party wafer fabricators. Most of our analog products are manufactured in our own wafer fabrication facilities using proprietary processes. Our DSP products, and a portion of our analog products, are manufactured at third-party foundries using sub-micron digital CMOS processes. We operate wafer fabrication facilities in Wilmington and Cambridge, Massachusetts; Sunnyvale, California and Limerick, Ireland. We also operate assembly and test facilities located in the Philippines and use third-party subcontractors.

      To respond to production capacity requirements, we significantly expanded our analog manufacturing capacity over the past several years. In the second quarter of fiscal 2002, we announced that we would transition products from our three older four-inch wafer fabrication facilities to our three six-inch and one eight-inch wafer fabrication facilities. The closure of our four-inch wafer fabrication facilities was completed in fiscal 2003. Capital spending in fiscal 2003 was $68 million, compared with $57 million incurred in fiscal 2002. We currently plan to make capital expenditures of approximately $130 million in fiscal 2004, which at 5% of annual revenues, is more in-line with historical capital expenditures. Capital expenditures are expected to remain at this level, as we believe we currently have ample installed capacity to significantly increase internal production levels.

      Our products require a wide variety of components and raw materials, most of which we purchase from third-party suppliers. We have multiple sources for the majority of the components and materials we purchase and incorporate into our products. However, in some cases, we purchase components from sole-source suppliers, such as external foundries. If these sole-source suppliers are unable or unwilling to manufacture and deliver sufficient quantities of components to us on the time schedule and of the quality that we require, we may be forced to engage additional or replacement suppliers, which could result in additional expenses and delays in product development or shipment of product to our customers. Although we have experienced shortages of components from time to time, these items have generally been available to us as needed.

Backlog

      Backlog at the end of fiscal 2003 was approximately $387 million, up from approximately $262 million at the end of fiscal 2002. This increase is the result of the strong demand for our products we experienced in the fourth quarter of fiscal 2003. We define backlog as of a particular date as firm orders with a customer requested delivery date within thirteen weeks. Backlog is impacted by the tendency of customers to rely on shorter lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog and, in some instances, we may not have manufacturing capacity sufficient to fulfill all orders. As is customary in the semiconductor industry, we allow orders to be canceled or deliveries delayed by customers without penalty. Accordingly, we believe that our backlog at any time should not be used as an indication of our future revenues.

Government Contracts

      We estimate that approximately 3% of our fiscal 2003 total revenue was attributable to sales to the U.S. government and government contractors and subcontractors. Our government contract business is predominantly in the form of negotiated, firm fixed-price subcontracts. All such contracts and subcontracts contain standard provisions relating to termination at the election of the United States government.

Competition

      We compete with a number of semiconductor companies in markets that are highly competitive. We believe we are one of the largest suppliers of high-performance analog, mixed-signal and linear signal processing components. Competitors for our analog, mixed-signal and DSP products include Cirrus Logic Inc., Linear Technology Corporation, Maxim Integrated Products, Inc., National Semiconductor Corporation, Phillips Semiconductor, ST Microelectronics and Texas Instruments, Inc. Sales of our micromachined products are currently comprised of acceleration sensors, and our main competitors in that market are Bosch, Motorola, Inc. and Denso Corporation.

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

      Many other companies offer products that compete with our products, and some have greater financial, manufacturing, technical and marketing resources than we have. Additionally, some formerly-independent competitors have been purchased by larger companies. Our competitors also include emerging companies selling specialized products to markets we serve. There can be no assurances that we will be able to compete successfully in the future against existing or new competitors, or that our operating results will not be adversely affected by increased price competition.

Environment

      Our manufacturing facilities are subject to numerous environmental laws and regulations, particularly with respect to industrial waste and emissions. Compliance with these laws and regulations has not had a material impact on our capital expenditures, earnings or competitive position.

      We are committed to protecting the environment and the health and safety of our employees, customers and the public. We endeavor to adhere to the most stringent standards across all of our facilities, to encourage pollution prevention and to strive towards continual improvement. We strive to exceed compliance with regulatory standards in order to achieve a standard of excellence in environmental, health and safety management practices as an integral part of our total quality management system.

Employees

      As of November 1, 2003, we employed approximately 8,400 individuals worldwide. Our future success depends in large part on the continued service of our key technical and senior management personnel, and on our ability to continue to attract, retain and motivate qualified employees, particularly those highly skilled design, process, test and applications engineers involved in the manufacture of existing products and the development of new products and processes. We believe that relations with our employees are good, however the competition for such personnel is intense, and the loss of key employees could have a material adverse effect on us.

ITEM 2.     PROPERTIES

      Our corporate headquarters is located in Norwood, Massachusetts. Manufacturing and other operations are conducted in several locations worldwide. The following tables provide certain information about our principal general offices and manufacturing facilities:

Plant Locations
Owned:	Use	Floor Space

Wilmington, MA	Wafer fabrication, testing, engineering, marketing and administrative offices	586,200 sq. ft.

Cavite, Philippines	Wafer probe, components testing, engineering and administrative offices	400,000 sq. ft.

Limerick, Ireland	Wafer fabrication, wafer probe and testing, engineering and administrative offices	375,000 sq. ft.

Westwood, MA	Engineering and administrative offices	100,500 sq. ft.

Greensboro, NC	Components and board assembly and testing, engineering and administrative offices	98,700 sq. ft.

Manila, Philippines	Components assembly and testing, engineering and administrative offices	74,000 sq. ft.

Principal
Properties			Lease
Leased:	Use	Floor Space	Expiration	Renewals

			(fiscal year)
Norwood, MA	Corporate headquarters, engineering, components testing, sales and marketing offices	135,000 sq. ft.	2007	3, five-yr. periods

Cambridge, MA	Wafer fabrication, components testing and assembly engineering, marketing and administrative offices	117,000 sq. ft.	2006	1, five-yr. period

Sunnyvale, CA	Wafer fabrication	63,100 sq. ft.	2010	1, five-yr. period

Santa Clara, CA	Engineering and administrative offices	43,500 sq. ft.	2007	2, five-yr. periods

Greensboro, NC	Engineering and administrative offices	41,900 sq. ft.	2006	2, one two-yr. period and one three-yr. period

Austin, TX	Engineering and administrative offices	40,000 sq. ft.	2006	1, five-yr. period

      In addition to the principal leased properties listed in the previous table, we also lease sales offices and other premises at 25 locations in the United States and 33 locations overseas under operating lease agreements. These leases expire at various dates through the year 2012. We do not anticipate experiencing significant difficulty in retaining occupancy of any of our manufacturing, office or sales facilities through lease renewals prior to expiration or through month-to-month occupancy, or in replacing them with equivalent facilities. For information concerning our obligations under all operating leases see Note 11 in the Notes to our Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

ITEM 3.     LEGAL PROCEEDINGS

      On June 17, 2002, we received a letter from Plasma Physics Corporation attaching a courtesy copy of a complaint it had filed against us in the Eastern District of New York alleging infringement by certain of our products of two patents held by Plasma Physics. In the letter, Plasma Physics indicated that it would like to license the patents to us. The letter further stated that Plasma Physics would forego service of the complaint for a period of 120 days, provided that we would agree to undertake negotiations over terms for licensing the above-referenced patents. We met with Plasma Physics, and those negotiations are ongoing. On October 17, 2002, Plasma Physics served the complaint. We have answered the complaint denying the allegations. The case is proceeding through discovery and the ultimate outcome is unknown.

      On October 7, 2002, Townshend Intellectual Property, L.L.C. commenced an action in the United States District Court for the Northern District of California against us, alleging that we infringed eight patents, alleged to be owned by Townshend. Townshend’s complaint alleged that our Standalone Embedded Modems and Single Chip Internet Modems infringed those patents. The complaint sought injunctive relief and unspecified damages. By letter dated October 16, 2002, we sought indemnification from Lucent Technologies, Inc.. Lucent has denied that it has any indemnification obligations to us. We filed an answer to the complaint with the court, on or about December 12, 2002, denying infringement and liability. The parties have entered into a settlement agreement, and a stipulation of dismissal with prejudice was entered into on or about October 1, 2003 dismissing all claims with prejudice. This settlement did not have a material impact on our financial position or results of operations.

      On March 4, 2003, Motorola, Inc. filed an action in the United States District Court for the Eastern District of Texas against us, alleging that we infringed five patents owned by Motorola relating to semiconductor processing and semiconductor chip design. On March 11, 2003, Motorola filed a first amended complaint asserting the same five patents. The first amended complaint seeks injunctive relief and unspecified damages. On April 17, 2003, we filed a motion under the Federal Rules of Civil Procedure for a more definite statement of Motorola’s allegations. Motorola opposed that motion, and, by order dated July 18, 2003, the Court denied our motion. On August 5, 2003, we filed an answer and also counterclaimed against Motorola. In the counterclaim, we asserted that Motorola infringes six of our patents relating to semiconductor technology. Motorola responded to our counterclaims on September 10, 2003. The case is proceeding through discovery and the ultimate outcome is unknown.

      On November 6, 2003, Enron Corporation commenced a proceeding in the United States Bankruptcy Court for the Southern District of New York. On December 1, 2003, Enron filed an amended complaint to add us as a defendant in such proceeding. The amended complaint alleges that transfers made by Enron in satisfaction of obligations it had under commercial paper are recoverable as preferential transfers and fraudulent transfers and are subject to avoidance under the United States Bankruptcy Code. It is alleged that payments made in premature satisfaction of obligations under commercial paper totaling approximately $20 million are recoverable from J.P. Morgan Securities, Inc., Fleet Capital Markets, Fleet National Bank and/or us. We sold $20 million of Enron commercial paper to Fleet and did not enter into any direct transactions with Enron. We intend to defend vigorously against these claims. Although we believe we have meritorious defenses to the asserted claims, we are in the process of preparing a response to the amended complaint and are unable at this time to predict the outcome of this proceeding.

      We are currently under audit by the United States Internal Revenue Service for fiscal year 2001 and fiscal year 2002. The audit has not been completed and the IRS has not issued a report on its audit.

      From time to time as a normal incidence of the nature of our business, various claims, charges and litigation are asserted or commenced against us arising from, or related to, contractual matters, patents, trademarks, personal injury, environmental matters, product liability, insurance coverage and personnel and employment disputes. As to such claims and litigation, including those items discussed above, we can give no assurance that we will prevail. However, we do not believe that these matters will have a material adverse effect on our consolidated financial position, although an adverse outcome of any of these matters could have a material adverse effect on our consolidated results of operations or cash flows in the quarter or annual period in which one or more of these matters are resolved.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of our security holders during the last quarter of the fiscal year ended November 1, 2003.

EXECUTIVE OFFICERS OF THE COMPANY

      The following table sets forth (i) the name, age and position of each of our executive officers as of December 15, 2003, and (ii) the business experience of each person named in the table during at least the past five years. There is no family relationship among any of the named executive officers.

Executive Officer	Age	Position(s)	Business Experience

Ray Stata	69	Chairman of the Board	Chairman of the Board since 1973; Chief Executive Officer from 1973 to November 1996; President from 1971 to November 1991.

Jerald G. Fishman	58	President, Chief Executive Officer and Director	Chief Executive Officer since November 1996; President and Director since November 1991; Executive Vice President from 1988 to November 1991; Group Vice President — Components from 1982 to 1988.

Samuel H. Fuller	57	Vice President, Research and Development	Vice President, Research and Development since March 1998; Vice President of Research and Chief Scientist of Digital Equipment Corp. from 1983 to 1998.

William N. Giudice	49	Vice President and General Manager, Micromachined Products	Vice President and General Manager, Micromachined Products since January 2003; President, CEO and Chairman of the Board of Telephotonics from March 2001 to 2003; Vice President and General Manager of Conexant Systems from March 2000 to March 2001; Co-founder, CEO, President, and Chairman of the Board of Maker Communications from 1994 to March 2000.

Tracy S. Keogh	42	Vice President, Human Resources	Vice President, Human Resources since April 2003; Senior Vice President responsible for people-related strategy and operations for Sapient from January 1999 to April 2003; Director of Global Recruiting for Arthur D. Little from 1997 to January 1999.

Executive Officer	Age	Position(s)	Business Experience

Robert R. Marshall	49	Vice President, Worldwide Manufacturing	Vice President, Worldwide Manufacturing since February 1994; Vice President, Manufacturing, Limerick Site, Analog Devices, B.V. — Limerick, Ireland from November 1991 to February 1994; Plant Manager, Analog Devices, B.V. — Limerick, Ireland from January 1991 to November 1991.

William A. Martin	44	Treasurer	Treasurer since March 1993; Assistant Treasurer from October 1991 to March 1993; Manager of Treasury Finance from March 1987 to October 1991; Manager of International Treasury from October 1985 to March 1987.

Robert McAdam	53	Group Vice President, Analog Semiconductor Components	Group Vice President, Analog Semiconductor Components since February 1994; Vice President and General Manager, Analog Devices, B.V. — Limerick, Ireland from January 1991 to February 1994; Product Line Manager, Analog Devices, B.V. — Limerick, Ireland from October 1988 to January 1991.

Brian P. McAloon	53	Group Vice President, DSP and Systems Products Group	Group Vice President, DSP and Systems Products Group since March 2001; Vice President, Sales from May 1992 to March 2001; Vice President, Sales and Marketing — Europe and Southeast Asia from 1990 to 1992; General Manager, Analog Devices, B.V. — Limerick, Ireland from 1987 to 1990.

Joseph E. McDonough	56	Vice President, Finance and Chief Financial Officer	Vice President, Finance and Chief Financial Officer since November 1991; Vice President since 1988 and Treasurer from 1985 to March 1993; Director of Taxes from 1983 to 1985.

Vincent Roche	43	Vice President, Worldwide Sales	Vice President, Worldwide Sales since March 2001; Vice President and General Manager, Silicon Valley Business Units and Computer & Networking from 1999 to March 2001; Product Line Director from 1995 to 1999; Product Marketing Manager from 1988 to 1995.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      Our common stock is listed on the New York Stock Exchange under the symbol ADI. The table below sets forth the high and low sales prices per share of our common stock on the New York Stock Exchange for each quarterly period within our two most recent fiscal years.

	Fiscal 2003		Fiscal 2002

Period	High	Low	High	Low

First Quarter	$32.60	$22.58	$48.84	$39.90
Second Quarter	$40.40	$22.82	$47.95	$34.25
Third Quarter	$40.33	$32.11	$40.50	$19.70
Fourth Quarter	$45.54	$35.20	$28.39	$17.88

      No cash dividends were paid on our common stock in fiscal 2003 or fiscal 2002. On November 17, 2003, our Board of Directors declared a cash dividend of $0.04 per outstanding share of common stock. The dividend was paid on December 17, 2003 to all stockholders of record as at the close of business on November 28, 2003.

      The number of holders of record of our common stock at November 28, 2003 was 4,867. This number does not include stockholders for whom shares are held in a “nominee” or “street” name. On November 28, 2003, the last reported sales price of our common stock on the New York Stock Exchange was $49.75 per share.

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

      On December 15, 2003, we issued and delivered an aggregate of 10,000 shares of our common stock to four individuals in partial fulfillment of the payment by us of consideration to the four former stockholders of Integrated Micro Instruments, Inc., which we acquired on December 15, 2000. We issued and delivered these shares in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933.

ITEM 6.     SELECTED FINANCIAL DATA

	2003	2002	2001	2000	1999
(thousands except per share amounts)
Statement of Operations data:
Net sales	$2,047,268	$1,707,508	$2,276,915	$2,577,547	$1,450,379
Net income*	298,281	105,299	356,377	607,132	196,819
Net income per share*:
Basic	0.82	0.29	1.00	1.71	0.58
Diluted	0.78	0.28	0.93	1.59	0.55
Balance Sheet data:
Total assets	$4,092,877	$4,980,191	$4,884,863	$4,411,337	$2,218,354
Long-term debt and non-current obligations under capital leases	—	1,274,487	1,206,038	1,212,960	16,214

*	Acquisition-related goodwill is no longer amortized effective November 3, 2002, in accordance with FAS 142.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Fiscal Year 2003 Overview

      Overall, fiscal 2003 was a better year for Analog Devices than we had anticipated at the beginning of the year. We recorded net sales of $2,047 million in fiscal 2003, which was a 20% increase over the amount recorded in fiscal 2002. Fiscal 2002 was the low point in the current cycle in the industry when revenues were down 25% from the levels recorded in fiscal 2001. However, the gradual recovery, which started for us in the second quarter of fiscal 2002, continued throughout fiscal 2003. Our gross margins improved to 54.9% in fiscal 2003 from 53% in fiscal 2002 and diluted earnings per share improved to $0.78 per share in fiscal 2003 from $0.28 per share in fiscal 2002. We generated $433 million in operating cash during the year and finished the year with $2,117 million of cash, cash equivalents and short-term investments after redeeming all of our $1,200 million outstanding debt.

     Fiscal 2003 Results of Operations Compared to Fiscal 2002

     Sales

      Net sales were $2,047 million in fiscal 2003, an increase of 20% from net sales of $1,708 million in fiscal 2002. The increase in net sales in fiscal 2003 was attributable to increased demand for analog and DSP products used in wireless handsets, in desktop and laptop computers and for analog products used in consumer applications such as digital cameras and flat panel displays. Sales of analog and DSP products used in wireless infrastructure and broadband access grew slightly in fiscal 2003 and sales of broadband infrastructure applications decreased in fiscal 2003 from the levels recorded in the prior year. We experienced a slow steady improvement in demand for products used in industrial applications during fiscal 2003, particularly analog products used in automotive and automatic test equipment. In general, demand during fiscal 2003 was strongest for products that are used by consumers while demand for products used in applications that depend on industrial, enterprise or carrier capital spending were flat.

      During fiscal 2003 analog product sales increased 16% from the levels recorded in fiscal 2002. DSP product sales increased by 35% from the prior year during fiscal 2003. In fiscal 2003, approximately 78% of our net sales were from analog products, down from 80% in the prior year. DSP product sales represented the remaining 22% and 20% respectively, of our net sales in fiscal 2003 and fiscal 2002.

      Sales of new products, which we define as sales of products introduced in the prior six quarters, were 19% of net sales in fiscal 2003 as compared to 21% in fiscal 2002. The year-over-year dollar increase in sales of new products was 8% in fiscal 2003 and was attributable to design wins for some of our communications, consumer and computer products. This increase followed declines of 17% and 33% respectively, in fiscal 2002 and fiscal 2001 as we went through the down-turn of the current cycle in the semiconductor industry.

      The percentage of sales by geographic region, based upon point of sale, for the last two years is as follows:

Region	Fiscal 2003	Fiscal 2002

North America	26%	30%
Europe	19%	21%
Japan	18%	17%
Southeast Asia	37%	32%

      The fiscal 2003 decrease in North American sales and the increase in Southeast Asia sales as a percentage of total net sales were principally attributable to the ongoing transfer of customer manufacturing activity to Asia. Sales in dollars increased in fiscal 2003 by 38% and 29% in Southeast Asia and Japan, respectively, as a result of increased demand for products used in communications, consumer and computer applications as well as the ongoing transfer of manufacturing activity to locations primarily in Asia. Sales in dollars in fiscal 2003 increased by 12% in Europe as a result of the steady improvement in demand for our products during the year. The slight increase in North America sales in dollars was attributable to increased regional demand for our products that was largely offset by the transfer of customer manufacturing activity to locations in Asia.

     Gross Margin

      Gross margin improved in fiscal 2003 to $1,124 million, or 54.9% of net sales, up 190 basis points from fiscal 2002 gross margin of $905 million, or 53% of net sales. This improvement was primarily the result of spreading fixed manufacturing costs over an increasing sales level each quarter and, to a lesser extent, the impact of restructuring actions we took over the last two years and continued cost constraints at our manufacturing operations.

     Research and Development

      Research and development, or R&D, expenses amounted to $450 million in fiscal 2003, an increase of $26 million or 6% from the $424 million recorded in fiscal 2002. R&D expenses declined as a percentage of net sales to 22% in fiscal 2003 from 24.8% in fiscal 2002 as a result of the 20% year-to-year increase in revenue and only a 6% year-to-year increase in R&D expenses. The year-to-year increase in R&D expenses was limited to 6% as a result of acquisition-related expenses declining year-to-year by $5.6 million and the company limiting discretionary expenses including salary increases for higher paid employees and curtailing hiring to strategically important new hires and college hires. The reduction in acquisition-related expenses to $8.2 million in fiscal 2003 from $13.8 million in fiscal 2002 arose primarily because fiscal 2002 costs included expense related to fixed-value contingent compensation and the achievement of final performance-based criteria that did not recur in fiscal 2003.

      R&D expense as a percentage of net sales will fluctuate from year-to-year depending on the amount of net sales and the success of new product development efforts, which we view as critical for future growth. At any point in time we have hundreds of R&D projects underway, and we believe that none of these projects is material on an individual basis. We expect to continue the development of innovative technologies and processes for new products and we believe that a continued commitment to R&D is essential in order to maintain product leadership with our existing products and to provide innovative new product offerings, and therefore, we expect to continue to make significant R&D investments in the future.

     Selling, Marketing, General and Administrative

      Selling, marketing, general and administrative, or SMG&A, expenses were $288 million in fiscal 2003, an increase of $31 million, or 12%, from the $257 million recorded in fiscal 2002. As a percentage of net sales, SMG&A declined to 14% for fiscal 2003 from 15% in fiscal 2002 primarily due to the increase in net sales. The increase in SMG&A expenses in dollars was primarily the result of increased commission expenses paid due to the 20% year-to-year increase in net sales, the decision to add additional field application engineers to assist customers and potential customers design products that incorporate ADI technology to address their specific requirements, as well as initiatives to publicize new products. These increases were offset by limiting discretionary expenses including salary increases for higher paid employees.

     Amortization of Intangibles

      Amortization of intangibles was $3 million for fiscal 2003 compared with $57 million for fiscal 2002. The decrease in amortization expense was the result of our fiscal 2003 adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

     Special Charges

      During fiscal 2003, we recorded special charges of $9.5 million, and during fiscal 2002 we recorded special charges totaling $48.5 million. Special charges recorded over the last three fiscal years are more fully described under the heading “Special Charges” below.

     Operating Income

      Our operating income was $374 million, or 18.3% of net sales, in fiscal 2003, compared to $118 million, or 6.9% of net sales, in fiscal 2002.

     Nonoperating Income and Expense

      Interest expense was $32 million in fiscal 2003 compared to $44 million in fiscal 2002. Fiscal 2002 includes interest expense for 12 months and fiscal 2003 includes interest expense for only 11 months because we redeemed our 4.75% Convertible Subordinated Notes, or notes, on October 1, 2003. In addition, an interest rate swap agreement we entered into in January 2002 had the effect of swapping the 4.75% fixed rate of our notes into a LIBOR-based floating rate which was 1.61% as of November 6, 2002 and was 1.14% at the time we redeemed our notes on October 1, 2003. These two items resulted in the year-to-year decline in interest expense. Interest income was $41 million in fiscal 2003 compared to $65 million in fiscal 2002. The year-to-year decrease in interest income was attributable to less income earned on our invested cash balances due to the decline in interest rates during fiscal 2003 as a result of actions taken by the Federal Reserve Board and our decision to increase our holdings of higher credit quality yet lower interest-bearing investments.

     Provision for Income Taxes

      Our effective income tax rate decreased to 22% for fiscal 2003 as compared to 25% for fiscal 2002. The decrease was primarily the result of the discontinuance of goodwill amortization in the first quarter of fiscal 2003 as a result of our adoption of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” Goodwill was treated as a permanent difference in prior years’ tax provisions which had the effect of increasing our effective income tax rate.

     Net Income

      Fiscal 2003 net income was $298 million, or 14.6% of net sales, and diluted earnings per share was $0.78 compared to net income in fiscal 2002 of $105 million, or 6.2% of net sales, and diluted earnings per share of $0.28. The fiscal 2003 increase in net income from fiscal 2002 was primarily due to increased revenue levels and, to a lesser extent, the cessation of goodwill amortization and reduced expenses related to special charges.

      The impact of inflation on our business during the past three fiscal years has not been significant.

     Related Party Transactions

      One of our directors, who has been a director since 1988, became a director of Taiwan Semiconductor Manufacturing Company, or TSMC, in fiscal 2002. We purchased approximately $232 million and $206 million of products from TSMC in fiscal 2003 and 2002, respectively. We believe that the terms and prices for the purchases of these products are at terms no less favorable than those obtained from unaffiliated parties. Approximately $14 million and $19 million was payable to TSMC as of November 1, 2003 and November 2, 2002, respectively. We anticipate that we will make similar purchases from TSMC in fiscal year 2004.

Liquidity and Capital Resources

      Fiscal 2003 net cash flow provided by operations was $433 million, or 21% of net sales, an increase of $207 million over the prior year. The year-over-year increase was primarily due to an increase in net income of $193 million. In addition, we received $71 million in proceeds from our various employee stock programs. These cash inflows were offset by a net payment of $1,198 million related to the redemption of all of our outstanding notes together with the associated redemption premium and the termination of the related interest rate swap and loan agreement and capital expenditures of $68 million. Cash, cash equivalents and short-term investments decreased $781 million during fiscal 2003 to $2,117 million at November 1, 2003 from $2,898 million at November 2, 2002 primarily as a result of these activities.

      Accounts receivable of $295 million at the end of fiscal 2003 increased $67 million, or 29%, from $228 million at the end of fiscal 2002. This increase resulted principally from a $102 million increase in net sales during the fourth quarter of fiscal 2003 as compared to the fourth quarter of fiscal 2002. Days sales outstanding increased from 46 days at the end of the fourth quarter of fiscal 2002 to 48 days at the end of the fourth quarter of fiscal 2003. The year-to-year increase in days sales outstanding was due to a higher level of sales in the latter part of the fourth quarter of fiscal 2003 as compared to the fourth quarter of fiscal 2002.

      Inventories declined by $19 million, or 6%, from the end of fiscal 2002 to $288 million at the end of fiscal 2003. Days cost of sales in inventory declined by 29 days to 106 days as of the end of the fourth quarter of fiscal 2003. The decrease in inventory in dollars was attributable to tight control of inventory levels as well as increasing demand for our products as the year progressed.

      In response to the slowdown in our served markets in fiscal 2001 and 2002, we have substantially reduced our capital spending in the last two years. Net additions to property, plant and equipment were $68 million in fiscal 2003 and $57 million in fiscal 2002, which represented approximately 3% of net sales for each of those years. Fiscal 2004 capital expenditures are expected to return to historical levels of 5% of annual net sales, or approximately $130 million.

      In the fourth quarter of fiscal 2003, we redeemed for cash all of our outstanding notes. The redemption price was 101.90% of the principal amount of the notes, or $1,223 million. A net pre-tax loss of $0.2 million was recognized in other expense as a result of the redemption, comprised of a $10.8 million gain on the redemption of the notes which was offset by a write-off of $11 million of deferred financing costs. The gain on the redemption of the notes was due to the carrying value of the notes being greater than the redemption value as a result of the mark-to-market of the interest rate component of the notes to fair value. As a result, apart from operating lease obligations, we had no debt at the end of fiscal year 2003.

      On November 17, 2003, our Board of Directors declared a cash dividend of $0.04 per outstanding share of common stock. The dividend was paid on December 17, 2003 and was approximately $15 million. The payment of future dividends will be based on our quarterly financial performance.

      The table below summarizes our contractual obligations as of November 1, 2003:

			Payment due by period

(thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Contractual obligations:
Operating leases	$51,448	$15,322	$22,809	$8,953	$4,364

      At November 1, 2003, our principal source of liquidity was $2,117 million of cash and cash equivalents and short-term investments. We believe that our existing sources of liquidity and cash expected to be generated from future operations, together with anticipated available long-term financing, will be sufficient to fund operations, capital expenditures and research and development efforts for at least the next twelve months and thereafter for the foreseeable future.

Outlook

      Analog Devices is in a strong financial position entering fiscal 2004. We are planning for annual revenue growth of approximately 25%, with gross margins continuing to improve through the year. Similar to fiscal 2003, we anticipate that our operating expenses will grow at a rate well below our revenue growth rate. Our goal remains to increase our earnings at a rate that is twice the growth rate of our sales until we reach our model operating results. We currently plan to make capital expenditures of approximately $130 million in fiscal 2004. Depreciation expense is expected to decrease to $155 million in fiscal 2004 from $166 million in fiscal 2003. We anticipate that our effective tax rate will remain relatively flat year-to-year at approximately 22%.

      As a result of increased demand for our products during the fourth quarter of fiscal 2003, we are planning for revenues to increase 5% from the fourth quarter of fiscal 2003 to the first quarter of fiscal 2004 and for diluted earnings per share to be in the range of $0.27 to $0.28 in the first quarter of fiscal 2004.

     Fiscal 2002 Results of Operations Compared to Fiscal 2001

      Fiscal 2002 was a challenging year for Analog Devices. The decrease in net sales from fiscal 2001 to fiscal 2002 was due to the declining demand in several markets that we serve, particularly the communications market, as well as an overall decline in the general economy. Quarterly sales reached $806 million in the fourth quarter of fiscal 2000 but declined rapidly throughout fiscal 2001 and reached the lowest point in this cycle in the first quarter of fiscal 2002, for which quarter we recorded sales of $393 million. In the last three quarters of fiscal 2002, we experienced a steady sequential improvement in demand and sales reached $456 million in the fourth quarter. During this downturn, we maintained gross margins at 53% in fiscal 2002 and, as a result of decisive cost containment measures we undertook, we reduced operating expenses year-to-year by 9%. Cash flow remained strong with cash increasing by over $100 million during fiscal 2002 to $2,900 million after we purchased $100 million of our common stock.

      Profit and loss account year-to-year changes are summarized as follows:

•	Net sales were $1,708 million, down 25% from $2,277 million in fiscal 2001 as a result of the cyclical downturn in the semiconductor market. The percentage of sales by geographic region, based upon point of sale, for fiscal years 2002 and 2001 is set out below. The decline in North American sales and increase in Southeast Asia sales as a percentage of total sales was primarily due to a decline in the communications market in fiscal 2002 combined with the transfer of customer manufacturing activity to other locations, primarily in Asia.

Region	Fiscal 2002	Fiscal 2001

North America	30%	39%
Europe	21%	24%
Japan	17%	15%
Southeast Asia	32%	22%

•	Cost of sales was $803 million in fiscal 2002, down from $1,008 million in fiscal 2001. In the second quarter of fiscal 2002, we announced that we would transition products from our older four-inch wafer fabrication facilities to our six-inch and eight-inch wafer fabrication facilities that were then operating well below capacity. As a result, the remaining service lives of certain assets within our wafer fabrication facilities were shortened. Depreciation expense included in cost of sales included additional depreciation of approximately $8.7 million in fiscal 2002 associated with the shortened lives of some equipment in our older four-inch wafer fabrication facilities.

•	Gross margin in fiscal 2002 was $905 million, or 53% of net sales, down from $1,269 million, or 55.7% of net sales, in the prior year. The reduction was primarily due to the year-to-year decrease in revenue and lower utilization of our internal manufacturing facilities.

•	R&D expenses declined from $465 million in fiscal 2001 to $424 million in fiscal 2002. The decline was primarily the result of the elimination of bonuses and the temporary reduction of salaries for our more highly compensated employees partially offset by an increase in acquisition-related expenses and selective hiring of engineers. R&D expenses increased from 20.4% of net sales in fiscal 2001 to 24.8% of net sales in fiscal 2002 primarily as a result of the 25% decline in sales year-to-year.

•	SMG&A expenses declined by $30 million to $257 million in fiscal 2002, from the $287 million recorded in fiscal 2001. The decline year-to-year was due to the elimination of bonuses, the temporary reduction in salaries for our highly compensated employees and tight control over all discretionary expenses. These reductions were offset by our decision to increase our field applications engineers in order to help our customers design in our newest products. SMG&A expenses increased from 12.6% of net sales in fiscal 2001 to 15% of net sales in fiscal 2002 primarily as a result of the reduced sales levels.

•	Amortization of intangibles was $57 million in fiscal 2002, up from $53 million recorded in fiscal 2001. The increase in amortization expense in fiscal 2002 was primarily due to amortization of goodwill for the full year associated with acquisitions completed in fiscal 2001 where amortization commenced during fiscal 2001.

•	Special charges recorded in fiscal 2002 and 2001 were $48 million and $47 million, respectively. Special charges recorded over the last three fiscal years are more fully described under the heading “Special Charges” below.

•	Operating income was $118 million, or 6.9% of net sales, in fiscal 2002, compared to $408 million, or 17.9% of net sales, in fiscal 2001.

•	Nonoperating Income and Expense

•	Interest expense was $44 million and $62 million in fiscal 2002 and 2001, respectively. The decrease year-to-year was the result of an interest rate swap agreement entered into in January 2002 that had the effect of swapping the 4.75% fixed rate of our $1,200 million convertible subordinated notes into a LIBOR-based floating rate (1.61% as of November 6, 2002).

•	Interest income declined from $133 million in fiscal 2001 to $65 million in fiscal 2002 as a result of less income earned on our invested cash balances due to a decline in interest rates during fiscal 2002.

•	Other income declined approximately $28 million from fiscal 2001 to fiscal 2002 due to a one-time gain on the sale of an investment in WaferTech recorded in the first quarter of fiscal 2001.

•	Our effective income tax rate decreased from 29.7% for fiscal 2001 to 25% for fiscal 2002 as a result of a shift in the mix of worldwide profits.

•	Net income decreased to $105 million, or 6.2% of net sales, in fiscal 2002 from $356 million, or 15.7% of net sales, in fiscal 2001. This decrease in net income was primarily due to reduced revenue levels.

      Liquidity and Capital Resource changes year-to-year are summarized as follows:

•	Cash, cash equivalents and short term investments amounted to $2,898 million at November 2, 2002, up $105 million from $2,793 million at November 3, 2001. The increase of $105 million was the result of operating cash inflows of $226 million (13% of fiscal 2002 net sales) and $37 million of proceeds from employee stock plans, offset by a $98 million repurchase of shares of our common stock and $57 million of capital expenditures.

•	Accounts receivable increased by $10 million to $228 million from $218 million at the end of fiscal 2001, as a result of a $32 million increase in fourth quarter sales year-to-year. Days sales outstanding remained flat at 46 days for both fiscal year end 2001 and 2002.

•	Inventory increased by $60 million, or 24%, to $306 million at the end of fiscal 2002. The inventory increase was primarily the result of a build in die bank inventory in preparation for the transfer of production from our four-inch wafer fabrication facilities to our six- and eight-inch wafer fabrication facilities and the purchase of external wafers in support of expected demand in our handset and consumer analog business.

•	We acquired five companies during fiscal 2001, as more fully described below under the heading “Acquisitions.” Total cash used to purchase these companies was approximately $38.5 million in 2001 and another $5.2 million was paid in fiscal 2002 as certain operational objectives were achieved, and these additional payments were accounted for as additional goodwill.

•	Net additions to property, plant and equipment were $57 million in fiscal 2002, down from $297 million in fiscal 2001. The sharp year-to-year reduction in capital spending was in response to the cyclical downturn in the semiconductor industry worldwide.

Special Charges

     Special Charges — Fiscal 2003

      During the third quarter of fiscal 2003, we recorded a special charge of $0.3 million. The charge included a $2.0 million write-down of equipment to fair value due to a decision to outsource the assembly of products in plastic packages, which had been done internally at our facility in the Philippines. This amount was the net book value of the assets used in plastic assembly, net of proceeds received from the sale in the third quarter of a portion of the assets. We also decided to abandon efforts to develop a particular expertise in optical communications that resulted in the write-down of $2.7 million of equipment to fair value. During the quarter ended August 2, 2003, we determined that the costs remaining to be paid for certain restructuring charges would be less than the amount originally recorded. Accordingly, we recorded a change in estimate reducing the restructuring accruals by $4.4 million related to prior restructuring charges as more fully described below.

      During the fourth quarter of fiscal 2003, we recorded a special charge of $9.2 million as a result of a decision to close a small manufacturing facility in Belfast, Northern Ireland that supplied foundry substrate services for optical applications. The charge included $2 million of severance costs for approximately 57 manufacturing employees and 14 engineering and administrative employees, none of whom had been terminated as of November 1, 2003. The charge also included $6 million related to the write-down of property, plant and equipment to fair value and $1.2 million related to the write-down of various other assets to fair values. The closure is anticipated to be completed during the first half of fiscal 2004. We anticipate annual savings from the above actions of approximately $7 million, of which half is in cost of sales and half is in operating expenses.

      Of the $9.5 million of special charges recorded in fiscal 2003, $2 million related to separation costs remained accrued as of November 1, 2003. All remaining severance will be paid in the first half of fiscal 2004.

     Special Charges — Fiscal 2002

      During the second quarter of fiscal 2002, we recorded special charges of approximately $27.2 million. The second quarter charge was comprised of $25.7 million related to the planned transfer of production from our three older four-inch wafer fabrication facilities to our three six-inch and one eight-inch wafer fabrication facilities, and $3 million primarily related to the impairment of an investment, which was partially offset by an adjustment of $1.5 million related to equipment cancelation fees recorded in fiscal year 2001. The investment impairment, which was related to an equity investment in a private company, was due to our decision to abandon the product strategy for which the investment was made. Included in the $25.7 million special charge were severance and fringe benefit costs of $15.3 million for 509 manufacturing employees in the United States and Ireland, $2.3 million related to the write-down of equipment to be abandoned and $8.1 million of other charges, primarily related to lease termination and cleanup costs. The write-down of equipment was principally due to a decision to discontinue various product development strategies. In the third quarter of fiscal 2003, we reversed $2.9 million of the accrual primarily due to lower than previously expected severance costs. The lower severance costs were the result of a reduction in the number of separated employees and, to a lesser extent, the average tenure of separated employees differing from estimates. The 509 employees projected to be terminated at the time of the original charge was adjusted down to 439, and as of November 1, 2003, 397 employees had been terminated. The reduction in the number of employees to be terminated was due to the transfer of employees, which primarily occurred in the third quarter of fiscal 2003, to positions in our six-inch wafer fabrication facilities where we experienced an unexpected increase in demand for our products. The process of ceasing production in the four-inch wafer fabrication facilities is complete. The equipment disposition and clean-up activity is underway at each site and the related clean-up costs, which were included in the special charge, will be expended as this activity is completed. The remaining clean-up will be substantially complete by the end of the second quarter of fiscal 2004. Since severance costs are paid as income continuance at some locations, these amounts will be expended over time subsequent to the final termination of employment. We anticipate annual savings from the above actions of approximately $60 million, primarily in cost of sales, and the first full year’s impact will be fiscal 2004.

      In addition to the above special charges, the remaining service lives of certain assets within the older four-inch wafer fabrication facilities were shortened. As a result, cost of sales for the fiscal year 2002 included additional depreciation of approximately $8.7 million associated with the shortened lives.

      During the third quarter of fiscal 2002, we recorded special charges of approximately $12.8 million. The charges included severance and fringe benefit costs of $3.7 million related to cost reduction actions taken in several product groups and, to a lesser extent, in manufacturing, $3.8 million related to the impairment of an investment, $3.4 million related to the impairment of goodwill associated with the closing of an Austrian design center acquired in fiscal 2001 and $1.9 million primarily related to the abandonment of equipment and lease cancelation fees. The investment impairment, which was related to an equity investment in a private company, was due to our decision to abandon the product strategy for which the investment was made. The severance and fringe benefit costs were for approximately 70 engineering employees in the United States, Europe and Canada, and approximately 30 manufacturing employees in the United States. All of the manufacturing employees and substantially all of the engineering employees had been terminated as of November 1, 2003. The workforce reductions are anticipated to result in annual savings of approximately $10 million, primarily in operating expenses.

      During the fourth quarter of fiscal 2002, we recorded special charges of approximately $8.4 million. The charges included severance and fringe benefit costs of $2.5 million related to cost reduction actions taken in the sales group, several product groups and our manufacturing test operations for approximately 65 employees in the United States and Europe, all of which had been terminated as of November 1, 2003. The charges also included $2.1 million related to the impairment of investments, $1.8 million primarily related to the abandonment of equipment and lease cancelation fees and a change in estimate of $2.0 million for additional estimated clean-up costs originally recorded in the second quarter of fiscal 2002. The investment impairment charges were related to the decline in fair value of a publicly traded equity investment to less than its cost basis that was determined to be other-than-temporary, and to an equity investment in a private company. The private company equity investment was part of a product strategy that we decided to abandon. The workforce reductions are anticipated to result in annual savings of approximately $4 million, primarily in operating expenses.

      Of the $48.5 million of special charges recorded in fiscal 2002, $3.2 million primarily related to clean-up costs and $4.7 million related to separation costs, primarily being paid as income continuance, remained accrued as of November 1, 2003.

     Special Charges — Fiscal 2001

      During fiscal 2001, we recorded special charges of approximately $47 million related to cost reduction actions taken in response to the economic climate at that time. The actions consisted of workforce reductions in manufacturing and, to a lesser extent, in selling, marketing and administrative areas as well as a decision to consolidate worldwide manufacturing operations and rationalize production planning and quality activities. The cost reductions included severance and fringe benefit costs of $29.6 million for approximately 1,200 employees in the U.S., Europe, Asia and the Philippines, substantially all of which had been terminated as of November 1, 2003. The special charges also included $11.6 million related to the abandonment of equipment resulting from the consolidation of worldwide manufacturing operations and $5.8 million of other charges primarily related to equipment and lease cancelation fees. Based on the results of negotiations with vendors regarding purchase order cancelation fees, the amount paid was $1.5 million less than the amount recorded for such charges and, accordingly, we adjusted the provision for purchase order cancelation fees by $1.5 million in the second quarter of fiscal 2002 to reflect this change in estimate. In the third quarter of fiscal 2003, we determined that the severance costs remaining to be paid would be $1.3 million less than the amount originally recorded for these charges and also determined that $0.2 million originally reserved for the termination of two leases would not be required. Therefore, we adjusted the provision for these severance and other costs in the third quarter of fiscal 2003 to reflect this change in estimate. The impact in fiscal 2002 of these cost savings was approximately $30 million, consisting of a $20 million reduction in cost of sales and a $10 million reduction in operating expenses.

      Of the $47.0 million of special charges recorded in fiscal 2001, $1.4 million remained accrued as of November 1, 2003, and primarily represents severance payments being paid as income continuance to certain of the 1,200 terminated employees, predominantly in the U.S., substantially all of which will be paid by the end of fiscal 2004.

Acquisitions

      During the first quarter of fiscal 2001, we completed the following acquisitions:

•	In the first quarter of fiscal 2001, we completed the acquisitions of Thomas Neuroth AG, Signal Processing Associates Pty. Ltd. and Integrated Micro Instruments, Inc. The total amount paid for these acquisitions, as of November 1, 2003, was $10.2 million. As of November 1, 2003, the remaining contingent consideration was $1.1 million. In order to be entitled to receive the contingent consideration, the former shareholders of Integrated Micro Instruments, Inc., who are employed by Analog, must continue to be employed by Analog. As such, the contingent consideration will be recorded as compensation expense.

•	On January 4, 2001, we acquired ChipLogic, Inc. of Santa Clara, California. ChipLogic is a developer of high-performance integrated circuits and software focused on the convergence of voice, broadband access and network protocol processing. The total purchase price of $68.3 million consisted of cash of approximately $4 million, approximately 1 million shares of our common stock valued at $60.2 million and the assumption of $4.1 million of outstanding ChipLogic vested stock options. The fair value of our common stock issued was determined based on the average market price of our common stock for the seven-day period, including three days before and after the date the acquisition was announced and the terms of the acquisition were agreed upon. Approximately $9.5 million represented the purchase price of in-process technology and was charged to operations during fiscal 2001 because the software project had not yet reached technological feasibility and had no alternative future use. The in-process technology related to software developed to handle voice processing, signaling, packet management and routing, quality of service and networking interface functions. This software is embedded in a network processor that provides for a wide area to local area network bridge. The fair value of the in-process technology was determined by a third party using the income forecast method, which is a discounted net cash flow approach. At the time of the acquisition, the in-process technology was approximately 40% complete. The in-process technology was completed in the second quarter of fiscal 2002. Expenditures to complete the in-process technology totaled $14 million, representing primarily personnel costs. An additional $8 million of cash consideration and 489,375 shares of common stock were due and payable in the event that the former shareholders and key employees remain employed at Analog and upon the achievement of certain operational objectives. Of these shares, 249,375 shares have been issued to the former shareholders and have a fixed value of $13 million. This amount is being charged ratably to operations over a five-year period based on continuing employment. Accordingly, the issuance of these shares is compensatory and is treated as compensation expense over the service period. The remaining 240,000 shares were subject to operational performance-based criteria and were only issuable to those former shareholders and key employees who remained employed at Analog at the time the operational milestones were met. Accordingly, the issuance of these shares was compensatory and was recorded as compensation expense when the achievement of each defined contractual milestone became probable. As of November 2, 2002, all of the operational milestones had been met and approximately $5.0 million and $4.2 million of expense was recorded related to the issuance of the shares in fiscal 2002 and 2001, respectively. As of November 1, 2003, there was approximately $4.9 million of contingent consideration remaining to be paid. An additional $2.8 million of compensation expense is being recorded annually through fiscal 2005 related to the assumption of unvested stock options.

•	On January 16, 2001, we acquired Staccato Systems, Inc. of Mountain View, California. Staccato is in the field of audio synthesis technology. The total purchase price of $23.8 million consisted of $23 million in cash and the assumption of $0.8 million of vested outstanding Staccato stock options. We paid an additional $7 million to the selling shareholders related to the achievement of operational objectives. These payments were accounted for as additional purchase price and recorded to goodwill because the payments were not contingent on continued employment by the former shareholders of Staccato who became Analog employees. We paid contingent consideration payments to the former shareholders of $5 million and $2 million in fiscal 2002 and 2001, respectively. No additional contingent consideration payments will be made. An additional $0.2 million of compensation expense is being recorded annually through fiscal 2005 related to the assumption of unvested stock options.

New Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 (FAS 141), “Business Combinations,” and No. 142 (FAS 142), “Goodwill and Other Intangible Assets.” FAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. FAS 142, which became effective for our company in fiscal year 2003, prohibits the amortization of goodwill and intangible assets with indefinite useful lives. FAS 142 requires that these assets be reviewed for impairment at least annually, or more frequently if impairment indicators arise. Other intangible assets with finite lives will continue to be amortized over their estimated useful lives and assessed for impairment under FAS 144. We test goodwill for impairment using the two-step process prescribed by FAS 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. In the first step, if the fair value of the reporting unit(s) exceed(s) the carrying value, no impairment loss is recognized. If the carrying value of the reporting unit(s) exceed(s) the fair value, goodwill is potentially impaired and we must complete step two in order to measure the impairment loss. Step two compares the implied fair value of the goodwill with the carrying amount of that goodwill. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. We adopted FAS 142 in the first quarter of fiscal 2003. Application of the nonamortization provisions of FAS 142 resulted in an increase in annual net income of $44 million in fiscal 2003. We completed the required impairment test of goodwill upon adoption of FAS 142 as of November 3, 2002 in the second quarter of fiscal 2003. The results of the impairment review indicated that there was no impairment of goodwill. We also performed the annual impairment test as of the beginning of the fourth quarter of fiscal 2003 and the results indicated that there was no impairment of goodwill. See further discussion under Note 2f. “Goodwill and Other Acquisition-related Intangibles.”

      Effective November 3, 2002, we adopted Statement of Financial Accounting Standards No. 143 (FAS 143), “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of FAS 143 did not have a material effect on our financial position or results of operations.

      Effective November 3, 2002, we adopted Statement of Financial Accounting Standards No. 144 (FAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses the financial accounting and reporting for the impairment of long-lived assets. This statement supersedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and the accounting and reporting provisions for the disposal of a segment of a business of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The adoption of FAS 144 did not have a material effect on our financial position or results of operations.

      Effective November 3, 2002, we adopted Statement of Financial Accounting Standards No. 145 (FAS 145), “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Under FAS 145, gains and losses on extinguishments of debt are classified as income or loss from continuing operations rather than extraordinary items. The adoption of FAS 145 did not have a material impact on our financial position or results of operations.

      In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 (FAS 146), “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by FAS 146 include lease termination costs and certain one-time employee severance costs that are associated with a restructuring, plant closing, or other exit or disposal activity. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. FAS 146 may affect the timing of recognizing future exit or disposal costs, if any, as well as the amounts recognized.

      Effective November 3, 2002, we adopted Statement of Financial Accounting Standards No. 148 (FAS 148), “Accounting for Stock-Based Compensation — Transitions and Disclosure.” FAS 148 amends FAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to FAS 123’s fair value method of accounting for stock-based employee compensation. FAS 148 also amends the disclosure provisions of FAS 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While FAS 148 does not amend FAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of FAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for stock-based compensation using the fair value method of FAS 123 or the intrinsic value method of Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and related interpretations. We have adopted the disclosure requirements of FAS 148 and will continue to account for stock-based compensation plans in accordance with APB 25.

      In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149 (FAS 149), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS 133. FAS 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of FAS 149 did not have a material effect on our financial position or results of operations.

      In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 (FAS 150), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. FAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of FAS 150 did not have a material effect on our financial position or results of operations.

      In November 2002, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement requirement of FIN 45 is effective for guarantees issued or modified after December 31, 2002. As of November 1, 2003, the fair value of our guarantees that were issued or modified after December 31, 2002 was not material. The disclosure requirements of FIN 45, which are effective for interim and annual periods ending after December 15, 2002. Under the terms of the lease agreement, which was entered into prior to January 1, 2003, related to our headquarters facility in Norwood, Massachusetts, we have agreed to assume the note related to the property in the event of default by the lessor. Assumption of the note, which was approximately $8.8 million at November 1, 2003, would entitle us to a first lien on the property. The lease expires in May 2007. The guarantee was made by us to allow the lessor to obtain a lower cost of borrowing. We have also provided certain indemnities under which we may be required to make payments to an indemnified party in connection with certain transactions and agreements, in particular with respect to certain acquisitions and divestitures, we have provided customary indemnities for such matters as environmental, tax, product and employee liabilities. In addition, in connection with various other agreements, including subsidiary banking agreements, we may provide routine guarantees. Generally, because a maximum obligation is not explicitly stated, the potential amount of future maximum payments cannot be reasonably estimated, and therefore, we have not recorded any liability for these indemnities in the consolidated financial statements. The duration of the indemnities varies, and in many cases is indefinite.

      In January 2003, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. We are required to adopt the provisions of FIN 46 in the second quarter of fiscal 2004 and do not expect the adoption to have a material impact on our financial position or results of operations.

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

Inventory Valuation

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

Allowance for Doubtful Accounts

      We maintain allowances for doubtful accounts, when appropriate, for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, our actual losses may exceed our estimates, and additional allowances would be required.

Long-Lived Assets and Goodwill

      We review property, plant, and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amount to future undiscounted cash flows the assets are expected to generate over their remaining economic life. If such assets are considered to be impaired, the impairment to be recognized in earnings equals the amount by which the carrying value of the assets exceeds their fair market value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. Although we have recognized no material impairment adjustments related to our property, plant, and equipment during the past three fiscal years, except those made in conjunction with restructuring actions, deterioration in our business in the future could lead to such impairment adjustments in future periods. Evaluation of impairment of long-lived assets requires estimates of future operating results that are used in the preparation of the expected future undiscounted cash flows. Actual future operating results and the remaining economic lives of our long-lived assets could differ from the estimates used in assessing the recoverability of these assets. These differences could result in impairment charges, which could have a material adverse impact on our results of operations.

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, or FAS 142, “Goodwill and Other Intangible Assets.” In the first quarter of fiscal 2003, we adopted the new rules of FAS 142 for measuring and assessing goodwill for impairment. As required by FAS 142, all remaining and future acquired goodwill is subject to annual impairment tests, or earlier if indicators of potential impairment exist. The estimates and assumptions described above along with other factors such as discount rates will affect the amount of an impairment loss, if any, we recognize under FAS 142. We are required to test goodwill for impairment, which may result in impairment losses that could have a material adverse impact on our results of operations.

Accounting for Income Taxes

      We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, or FAS 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. FAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We evaluate the realizability of our deferred tax assets quarterly. At November 1, 2003, we had deferred tax assets of $144 million primarily resulting from temporary differences between the book and tax bases of assets and liabilities. While these assets are not assured of realization, we have conducted an assessment of the likelihood of realization and concluded that no significant valuation allowance is required. In reaching our conclusion, we evaluated certain relevant criteria including the existence of deferred tax liabilities that can be used to absorb deferred tax assets, the taxable income in prior carryback years that can be used to absorb net operating losses and taxable income in future years. Our judgments regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors. These changes, if any, may require material adjustments to these deferred tax assets, resulting in a reduction in net income or an increase in net loss in the period when such determinations are made.

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

Contingencies

      From time to time, we receive notices that our products or manufacturing processes may be infringing the patent or intellectual property rights of others. We periodically assess each matter in order to determine if a contingent liability in accordance with Statement of Financial Accounting Standards No. 5, or FAS 5, “Accounting for Contingencies,” should be recorded. In making this determination, we may, depending on the nature of the matter, consult with internal and external legal counsel and technical experts. Based on the information we obtain, combined with our judgment regarding all the facts and circumstances of each matter, we determine whether it is probable that a contingent loss may be incurred and whether the amount of such loss can be reasonably estimated. Should a loss be probable and reasonably estimable, we record a contingent loss in accordance with FAS 5. In determining the amount of a contingent loss, we consider advice received from experts in the specific matter, current status of legal proceedings, settlement negotiations that may be ongoing, prior case history and other factors. Should the judgments and estimates made by us be incorrect, we may need to record additional contingent losses that could materially adversely impact our results of operations. See Note 12 to our Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

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

      Our future operating results are difficult to predict and may be materially affected by a number of factors, including the timing of new product announcements or introductions by us or our competitors, competitive pricing pressures, fluctuations in manufacturing yields, adequate availability of wafers and manufacturing capacity, the risk that our backlog could decline significantly, our ability to hire, retain and motivate adequate numbers of engineers and other qualified employees to meet the demands of our customers, changes in product mix, and the effect of adverse changes in economic conditions in the United States and international markets. In addition, the semiconductor market has historically been cyclical and subject to significant economic downturns. Our business is subject to rapid technological changes and there can be no assurance, depending on the mix of future business, that products stocked in inventory will not be rendered obsolete before we ship them. As a result of these and other factors, there can be no assurance that we will not experience material fluctuations in future operating results on a quarterly or annual basis.

Long-term contracts are not typical for us and reductions, cancelations or delays in orders for our products could adversely affect our operating results.

      In certain markets where end-user demand may be particularly volatile and difficult to predict, some customers place orders that require us to manufacture product and have it available for shipment, even though the customer is unwilling to make a binding commitment to purchase all, or even any, of the product. At any given time, this situation could affect a portion of our backlog. As a result, we are subject to the risk of cancelation of orders leading to a sharp fall-off of sales and backlog. Further, those orders may be for products that meet the customer’s unique requirements so that those canceled orders would, in addition, result in an inventory of unsaleable products, resulting in potential inventory write-offs. As a result of lengthy manufacturing cycles for certain of the products subject to these uncertainties, the amount of unsaleable product could be substantial. Reductions, cancelations or delays in orders for our products could adversely affect our operating results.

Our future success depends upon our ability to develop and market new products and enter new markets.

      Our success significantly depends on our continued ability to develop and market new products. There can be no assurance that we will be able to develop and introduce new products in a timely manner or that new products, if developed, will achieve market acceptance. In addition, our growth is dependent on our continued ability to penetrate new markets where we have limited experience and competition is intense. There can be no assurance that the markets we serve will grow in the future, that our existing and new products will meet the requirements of these markets, that our products will achieve customer acceptance in these markets, that competitors will not force prices to an unacceptably low level or take market share from us, or that we can achieve or maintain profits in these markets. Furthermore, a decline in demand in one or several of our end-user markets could have a material adverse effect on the demand for our products and our results of operations. Also, some of our customers in these markets are less established, which could subject us to increased credit risk.

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

      We rely, and plan to continue to rely, on assembly and test subcontractors and on third-party wafer fabricators to supply most of our wafers that can be manufactured using industry-standard submicron processes. This reliance involves several risks, including reduced control over delivery schedules, manufacturing yields and costs. Additionally, we utilize third-party wafer fabricators as sole-source suppliers, primarily Taiwan Semiconductor Manufacturing Company. These suppliers manufacture components in accordance with our proprietary designs and specifications. We have no written supply agreements with these sole-source suppliers and purchase our custom components through individual purchase orders. If these sole-source suppliers are unable or unwilling to manufacture and deliver sufficient quantities of components to us, on the time schedule and of the quality that we require, we may be forced to seek to engage additional or replacement suppliers, which could result in additional expenses and delays in product development or shipment of product to our customers.

We may not be able to satisfy increasing demand for our products, and increased production may lead to overcapacity and lower prices.

      The cyclical nature of the semiconductor industry has resulted in sustained and short-term periods when demand for our products has increased or decreased rapidly. During these periods of rapid increases in demand, our available capacity may not be sufficient to satisfy the available demand. We, and the semiconductor industry generally, expand production facilities and access to third-party foundries in response to these periods of increased demand. These capacity expansions by us and other semiconductor manufacturers has led to overcapacity in our target markets which could lead to price erosion that would adversely impact our operating results.

Our revenues may not increase enough to offset the expense of additional capacity.

      We, and the semiconductor industry generally, expand production facilities and access to third-party foundries in response to periods of increased demand which can cause operating expenses to increase. Should customer demand fail to increase or should the semiconductor industry enter a period of reduced customer demand, our financial position and results of operations could be adversely impacted as a result of underutilization of capacity or asset impairment charges.

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

      The semiconductor industry is characterized by frequent claims and litigation involving patent and other intellectual property rights, including claims arising under our contractual indemnification of our customers. We have received from time to time, and may receive in the future, claims from third parties asserting that our products or processes infringe their patents or other intellectual property rights. In the event a third party makes a valid intellectual property claim against us and a license is not available to us on commercially reasonable terms, or at all, we could be forced either to redesign or to stop production of products incorporating that intellectual property, and our operating results could be materially and adversely affected. Litigation may be necessary to enforce our patents or other of our intellectual property rights or to defend us against claims of infringement, and this litigation could be costly and divert the attention of our key personnel. See Note 12 in the Notes to our Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for information concerning pending litigation that involves us. An adverse outcome in this or other litigation could have a material adverse effect on our consolidated financial position or on our consolidated results of operations or cash flows in the period in which the litigation is resolved.

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

      During fiscal year 2003, approximately 74% of our revenues were derived from customers in international markets. Although we engage in hedging transactions to reduce our exposure to currency exchange rate fluctuations, there can be no assurance that our competitive position will not be adversely affected by changes in the exchange rate of the United States dollar against other currencies. We have manufacturing facilities outside the United States in Ireland and the Philippines. In addition to being exposed to the ongoing economic cycles in the semiconductor industry, we are also subject to the economic and political risks inherent in international operations and their impact on the United States economy in general, including the risks associated with ongoing uncertainties and political and economic instability in many countries around the world as well as the economic disruption from acts of terrorism, and the response to them by the United States and its allies. These risks include air transportation disruptions, expropriation, currency controls, currency exchange rate movement, and additional costs related to tax, tariff and freight rates.

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

Our manufacturing processes are highly complex and may be interrupted.

      We have manufacturing processes that utilize a substantial amount of technology as the fabrication of integrated circuits is a highly complex and precise process. Minute impurities, contaminants in the manufacturing environment, difficulties in the fabrication process, defects in the masks used in the wafer manufacturing process, manufacturing equipment failures, wafer breakage or other factors can cause a substantial percentage of wafers to be rejected or numerous dice on each wafer to be nonfunctional. While we have significant expertise in semiconductor manufacturing, it is possible that some processes could become unstable. This instability could result in manufacturing delays and product shortages, which could have a material adverse effect on our financial position or results of operations.

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

ITEM 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest Rate Exposure

      Our annual interest income would change by approximately $29 million in fiscal 2003 and fiscal 2002 for each 100 basis point increase or decrease in interest rates. The fair values of our investment portfolio at November 1, 2003 and November 2, 2002 would not be significantly impacted by either an increase or decrease in interest rates primarily due to the short-term nature of the major portion of our investment portfolio.

     Foreign Currency Exposure

      As more fully described in Note 2 (i) in the Notes to our Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K, we regularly hedge our non-U.S. dollar-based exposures by entering into forward exchange contracts. The terms of these contracts are for periods matching the duration of the underlying exposure and generally range from one month to six months. The short-term nature of these contracts has resulted in these instruments having insignificant fair values at November 1, 2003 and November 2, 2002. Currently, our largest foreign currency exposure is against the Euro, primarily because Europe has a higher proportion of our local currency denominated expenses. Relative to foreign currency exposures existing at November 1, 2003 and November 2, 2002, a 10% unfavorable movement in foreign currency exchange rates would not expose us to significant losses in earnings or cash flows or significantly diminish the fair value of our foreign currency financial instruments, primarily due to the short lives of the affected financial instruments that effectively hedge substantially all of our year-end exposures against fluctuations in foreign currency exchange rates. The calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, such changes typically affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency selling prices.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ANALOG DEVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME
Years ended November 1, 2003, November 2, 2002 and November 3, 2001

	2003	2002	2001
(thousands, except per share amounts)
Revenue
Net sales	$2,047,268	$1,707,508	$2,276,915
Costs and Expenses
Cost of sales	923,160	802,980	1,008,095

Gross margin	1,124,108	904,528	1,268,820
Operating expenses:
Research and development	450,232	423,869	464,686
Selling, marketing, general and administrative	288,009	257,054	287,146
Purchased in-process research and development	—	—	9,500
Amortization of intangibles	2,624	56,873	52,795
Special charges	9,534	48,494	47,007

	750,399	786,290	861,134
Operating income	373,709	118,238	407,686
Nonoperating (income) expenses:
Interest expense	32,230	44,458	62,474
Interest income	(41,195)	(64,893)	(132,647)
Other, net	838	(1,677)	(29,385)

	(8,127)	(22,112)	(99,558)

Earnings
Income before income taxes	381,836	140,350	507,244
Provision for income taxes:
Payable currently	81,398	75,614	180,790
Deferred	2,157	(40,563)	(29,923)

	83,555	35,051	150,867

Net income	$298,281	$105,299	$356,377

Shares used to compute earnings per share — Basic	365,485	364,194	359,113

Shares used to compute earnings per share — Diluted	382,227	381,245	381,962

Earnings per share — Basic	$0.82	$0.29	$1.00

Earnings per share — Diluted	$0.78	$0.28	$0.93

See accompanying Notes.

ANALOG DEVICES, INC.

CONSOLIDATED BALANCE SHEETS
November 1, 2003 and November 2, 2002

	2003	2002
(thousands, except share amounts)
ASSETS
Current Assets
Cash and cash equivalents	$517,874	$1,613,753
Short-term investments	1,598,869	1,284,270
Accounts receivable less allowances of $10,059 ($15,506 in 2002)	294,781	228,338
Inventories	287,502	306,391
Deferred tax assets	144,249	152,552
Prepaid expenses and other current assets	42,441	38,921

Total current assets	2,885,716	3,624,225

Property, Plant and Equipment, at Cost
Land and buildings	294,349	294,037
Machinery and equipment	1,275,544	1,385,198
Office equipment	93,768	95,120
Leasehold improvements	118,054	131,113

	1,781,715	1,905,468
Less accumulated depreciation and amortization	1,110,575	1,124,564

Net property, plant and equipment	671,140	780,904

Other Assets
Deferred compensation plan investments	304,008	277,595
Other investments	37,565	2,010
Goodwill, net	163,373	161,783
Other intangible assets, net	8,646	12,854
Other assets	22,429	120,820

Total other assets	536,021	575,062

	$4,092,877	$4,980,191

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings and current portion of obligations under capital leases	$—	$3,745
Accounts payable	99,336	91,269
Deferred income on shipments to distributors	121,345	110,271
Income taxes payable	129,810	126,471
Accrued liabilities	112,986	151,879

Total current liabilities	463,477	483,635

Noncurrent Liabilities
Long-term debt and obligations under capital leases	—	1,274,487
Deferred income taxes	16,562	22,612
Deferred compensation plan liability	308,435	283,210
Other noncurrent liabilities	16,329	16,231

Total noncurrent liabilities	341,326	1,596,540

Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $1.00 par value, 471,934 shares authorized, none outstanding	—	—
Common stock, $0.16 2/3 par value, 600,000,000 shares authorized, 374,274,656 shares issued (367,680,211 in 2002)	62,380	61,281
Capital in excess of par value, net of deferred compensation of $9,148 ($15,114 in 2002)	836,233	762,473
Retained earnings	2,477,900	2,179,619
Accumulated other comprehensive income	2,966	(1,908)

	3,379,479	3,001,465
Less 4,040,414 shares in treasury, at cost (4,493,186 in 2002)	91,405	101,449

Total stockholders’ equity	3,288,074	2,900,016

	$4,092,877	$4,980,191

See accompanying Notes.

ANALOG DEVICES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years ended November 1, 2003, November 2, 2002 and November 3, 2001

					Accumulated
	Common Stock		Capital in		Other	Treasury Stock
			Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Income	Shares	Amount
(thousands)
BALANCE, OCTOBER 28, 2000	357,969	$59,663	$526,820	$1,717,943	$2,841	(45)	$(3,617)
Activity in Fiscal 2001
Net income — 2001				356,377
Issuance of stock under stock plans and other, net of repurchases	3,923	654	19,664			358	20,371
Compensation recognized under Restricted Stock Plan			2,114
Tax benefit-stock option exercises			90,581
Issuance of common stock in connection with acquisitions	1,462	243	98,274
Deferred stock-based compensation related to acquisitions (net of amortization of $8,884)			(24,026)
Other comprehensive income (loss)					(3,045)
Common stock repurchased						(417)	(21,831)

BALANCE, NOVEMBER 3, 2001	363,354	60,560	713,427	2,074,320	(204)	(104)	(5,077)

Activity in Fiscal 2002
Net income — 2002				105,299
Issuance of stock under stock plans and other, net of repurchases	4,306	718	36,369			(10)	94
Compensation recognized under Restricted Stock Plan			1,421
Forfeitures of restricted stock						(66)	(519)
Tax benefit-stock option exercises			908
Issuance of common stock in connection with acquisitions	20	3	991			37	1,803
Amortization of deferred stock-based compensation related to acquisitions			9,357
Other comprehensive income (loss)					(1,704)
Common stock repurchased						(4,350)	(97,750)

BALANCE, NOVEMBER 2, 2002	367,680	61,281	762,473	2,179,619	(1,908)	(4,493)	(101,449)

Activity in Fiscal 2003
Net income — 2003				298,281
Issuance of stock under stock plans and other, net of repurchases	6,595	1,099	61,340			418	9,257
Compensation recognized under Restricted Stock Plan			395
Tax benefit-stock option exercises			6,137
Issuance of common stock in connection with acquisitions			317			37	839
Amortization of deferred stock-based compensation related to acquisitions			5,571
Other comprehensive income (loss)					4,874
Common stock repurchased						(2)	(52)

BALANCE, NOVEMBER 1, 2003	374,275	$62,380	$836,233	$2,477,900	$2,966	(4,040)	$(91,405)

See accompanying Notes.

ANALOG DEVICES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended November 1, 2003, November 2, 2002 and November 3, 2001

(thousands)	2003	2002	2001

Net income	$298,281	$105,299	$356,377
Foreign currency translation	3,047	950	(2,995)
Minimum pension liability adjustment (net of taxes of $218 in 2003 and $1,140 in 2002)	(404)	(2,117)	—
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period (net of taxes of $1,477 in fiscal 2003, $2,105 in 2002 and $122 in 2001)	2,743	(3,908)	(226)
Less: reclassification adjustment for gains (losses) included in net Income	—	226	—

Net unrealized gains (losses) on securities	2,743	(3,682)	(226)

Derivative instruments designated as cash flow hedges:
Cumulative effect of adopting FAS 133	—	—	(5,142)
Changes in fair value of derivatives	6,608	2,878	5,478
Less: reclassification into earnings	(7,120)	267	(160)

Net change in derivative instruments designated as cash flow hedges	(512)	3,145	176

Other comprehensive income (loss)	4,874	(1,704)	(3,045)

Comprehensive income	$303,155	$103,595	$353,332

See accompanying Notes.

ANALOG DEVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended November 1, 2003, November 2, 2002 and November 3, 2001

	2003	2002	2001
(thousands)
Operations
Cash flows from operations:
Net income	$298,281	$105,299	$356,377
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	165,659	181,129	157,695
Amortization	2,624	56,873	52,795
Gain on sale of investments	—	—	(28,084)
Non-cash portion of special charges	11,845	15,841	14,073
Other non-cash expense	15,898	9,602	10,590
Purchased in-process research and development	—	—	9,500
Tax benefit — stock option exercises	6,137	908	90,581
Deferred income taxes	2,157	(40,563)	(29,923)
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(63,070)	(10,771)	237,344
Decrease (increase) in inventories	18,202	(59,382)	82,267
(Increase) decrease in prepaid expenses and other current assets	(4,152)	4,018	(8,507)
Increase in investments — trading	(26,413)	(35,093)	(60,751)
Decrease in accounts payable, deferred income and accrued liabilities	(22,796)	(45,285)	(138,609)
Increase in income taxes payable	3,111	4,524	35,712
Increase in other liabilities	25,480	39,026	62,553

Total adjustments	134,682	120,827	487,236

Net cash provided by operations	432,963	226,126	843,613

Investments
Cash flows from investments:
Additions to property, plant and equipment, net	(67,735)	(57,412)	(297,236)
Purchases of short-term investments available-for-sale	(4,666,572)	(3,405,217)	(2,963,922)
Maturities of short-term investments available-for-sale	4,317,703	3,555,238	2,034,488
Proceeds from sale of investment	—	—	60,936
Proceeds from sale of fixed assets	1,500	—	—
Increase in long-term investments	—	—	(4,750)
Payments for acquisitions, net of cash acquired	—	(5,245)	(38,469)
Decrease (increase) in other assets	69,126	2,846	(11,427)

Net cash (used) provided by investments	(345,978)	90,210	(1,220,380)

Financing Activities
Cash flows from financing activities:
Payment of Convertible Subordinated Notes	(1,222,800)	—	—
Repurchase of common stock	(52)	(97,750)	(21,831)
Proceeds from employee stock plans	70,862	37,305	39,947
Payments on capital lease obligations	(4,178)	(7,830)	(10,746)
Net decrease in variable rate borrowings	(27,444)	(437)	(5,473)

Net cash (used) provided by financing activities	(1,183,612)	(68,712)	1,897

Effect of exchange rate changes on cash	748	1,180	3,398

Net (decrease) increase in cash and cash equivalents	(1,095,879)	248,804	(371,472)
Cash and cash equivalents at beginning of year	1,613,753	1,364,949	1,736,421

Cash and cash equivalents at end of year	$517,874	$1,613,753	$1,364,949

See accompanying Notes.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended November 1, 2003, November 2, 2002 and November 3, 2001
(all tabular amounts in thousands except per share amounts)

1.	Description of Business

      Analog Devices, Inc. (“Analog” or the “Company”) is a world leader in the design, manufacture and marketing of high-performance analog, mixed-signal and digital signal processing integrated circuits used in signal processing for industrial, communication, computer and consumer applications. Since the Company’s inception in 1965, it has focused on solving the engineering challenges associated with signal processing in electronic equipment. Signal processing is where the analog and digital worlds meet to provide the advantages of digital technologies to the real world. The Company’s products play a fundamental role in converting real-world phenomena such as temperature, motion, pressure, light and sound into electrical signals to be used in a wide array of electronic equipment ranging from industrial process control, factory automation systems equipment, smart munitions, base stations, central office equipment, wireless telephones, computers, automobiles, CAT scanners, digital cameras and DVD players. Signal processing is the cornerstone of high-speed communications, digital entertainment, and other consumer, computer and industrial applications. As new generations of digital applications evolve, they generate new needs for high-performance analog and digital signal processing technology.

2.	Summary of Significant Accounting Policies

a.	Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. Upon consolidation, all significant intercompany accounts and transactions are eliminated. The Company’s fiscal year ends on the 52-week or 53-week period ending on the Saturday closest to the last day in October. Fiscal year 2003 and fiscal year 2002 were 52-week years, and fiscal year 2001 was a 53-week year.

      Certain amounts reported in previous years have been reclassified to conform to the fiscal 2003 presentation, such reclassifications were immaterial.

b.	Cash, Cash Equivalents and Short-term Investments

      Cash and cash equivalents are highly liquid investments with insignificant interest rate risk and maturities of three months or less at the time of acquisition. The Company’s investments, which generally have maturities between three and twelve months at time of acquisition, are considered short-term. Cash, cash equivalents and short-term investments consist primarily of corporate obligations such as commercial paper and corporate bonds, but also include government agency notes, certificates of deposit, bank time deposits and institutional money market funds.

      The Company classifies its investments in readily marketable debt and equity securities as “held-to-maturity,” “available-for-sale” or “trading” at the time of purchase. There were no transfers between investment classifications in any of the periods presented. Held-to-maturity securities, which are carried at amortized cost, include only those securities the Company has the positive intent and ability to hold to maturity. Securities, such as bank time deposits, which by their nature are typically held to maturity, are classified as such. The Company’s other readily marketable investments are classified as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses, net of related tax, if any, reported as a separate component of stockholders’ equity. Realized gains and losses, as well as interest, and dividends on all securities, are included in earnings.

      Substantially all of the Company’s short-term investments have contractual maturities of twelve months or less at time of acquisition. Because of the short term to maturity, and hence relative price insensitivity to changes in market interest rates, amortized cost approximates fair value for all of these securities. No realized gains or losses were recorded during fiscal 2003, 2002 or 2001. Unrealized losses of $3.9 million, net of tax of

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$2.1 million, were recorded in fiscal 2002. Unrealized gains and losses were not material in fiscal 2003 or fiscal 2001.

      There were no cash equivalents or short-term investments classified as trading at November 1, 2003 and November 2, 2002. Cash equivalents and short-term investments classified as held-to-maturity were $162 million and $130 million at November 1, 2003 and November 2, 2002, respectively and were comprised solely of Euro time deposits. The components of the Company’s available-for-sale securities as of November 1, 2003 and November 2, 2002 were as follows:

	2003	2002

Corporate obligations	$1,783,969	$2,588,483
U.S. Government agency and municipal	105,000	98,200
Institutional money market funds	11,396	42,111
Bankers’ acceptances	—	5,352

Total available-for-sale securities	$1,900,365	$2,734,146

      Cash balances included in cash and cash equivalents were $54 million and $34 million at November 1, 2003 and November 2, 2002, respectively.

c.	Supplemental Cash Flow Statement Information

	2003	2002	2001

Cash paid during the fiscal year for:
Income taxes	$72,378	$67,709	$52,353
Interest, net of capitalized interest	$29,790	$42,899	$51,720

      The Company’s primary non-cash financing activities in fiscal 2003 were the result of the restructuring of an interest rate swap in October 2002 (see Note 2i.). At the time of the restructuring of the swap, the fair value of the interest rate component of the debt was greater than the related carrying value. This difference was amortized over the remaining life of the swap as an adjustment to interest expense. As a result, the Company recognized $7.5 million of expense in fiscal year 2003. The remainder of the non-cash expense in fiscal 2003 resulted from the Company’s 2001 acquisitions for which 1,462,066 shares of common stock were issued (valued at approximately $81.8 million) and unvested stock options with a fair value of approximately $11.9 million were assumed. As a result, the Company recognized approximately $6.1 million of stock-based compensation expense in fiscal 2003. The Company’s primary non-cash financing activities in fiscal 2002 and fiscal 2001 were a result of fiscal 2001 acquisitions. The Company recognized approximately $11.1 million and $9.3 million of stock-based compensation expense in fiscal 2002 and fiscal 2001, respectively.

d.	Inventories

      Inventories are valued at the lower of cost (first-in, first-out method) or market. Inventories at November 1, 2003 and November 2, 2002 were as follows:

	2003	2002

Raw materials	$7,864	$14,598
Work in process	217,963	225,680
Finished goods	61,675	66,113

Total inventories	$287,502	$306,391

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

e.	Property, Plant and Equipment

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

      Total depreciation and amortization of property, plant and equipment was $166 million, $181 million and $158 million in fiscal 2003, 2002 and 2001, respectively. Property, plant and equipment included $77 million of capitalized leases in fiscal 2003 and fiscal 2002, net of $72 million and $68 million, respectively, of accumulated depreciation. The Company did not capitalize interest in fiscal 2003. During fiscal 2002 and fiscal 2001, the Company recorded $1.7 million and $6.5 million of capitalized interest, respectively.

      The Company reviews property, plant, and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amount to future undiscounted cash flows the assets are expected to generate over their remaining economic life. If such assets are considered to be impaired, the impairment to be recognized in earnings equals the amount by which the carrying value of the assets exceeds their fair market value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique.

f.	Goodwill and Other Acquisition-related Intangibles

      Beginning in fiscal 2003, the Company adopted Statement of Financial Accounting Standards No. 142 (FAS 142), “Goodwill and Other Intangible Assets.” As a result, the Company discontinued amortizing the remaining balances of goodwill beginning November 3, 2002. Instead, the Company annually evaluates goodwill for impairment as well as whenever events or changes in circumstances suggest that the carrying amount may not be recoverable from estimated future cash flows.

      As required by FAS 142, intangible assets that do not meet the criteria for separate recognition must be reclassified into goodwill. As a result, a net balance of $1.6 million of acquired workforce intangibles was transferred to goodwill as of November 3, 2002. Amortization lives of intangibles range from five to ten years.

      Other intangible assets at November 1, 2003 and November 2, 2002, which will continue to be amortized, consisted of the following:

	November 1, 2003		November 2, 2002

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Technology-based	$16,923	$8,994	$16,923	$6,620
Tradename	1,167	572	1,167	448
Other	6,147	6,025	6,147	5,905

Total	$24,237	$15,591	$24,237	$12,973

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Amortization expense relating to goodwill and other acquisition-related intangibles was:

	2003	2002	2001

Goodwill	$—	$53,861	$49,893
Other intangibles	2,624	3,012	2,902

Total	$2,624	$56,873	$52,795

      The Company expects annual amortization expense for these intangible assets to be:

Fiscal Years	Amortization Expense

2004	$2,637
2005	2,306
2006	1,312
2007	1,312
2008	938
2009	141

      The following table provides a reconciliation of reported net income to adjusted net income had FAS 142 been applied as of the beginning of fiscal 2001:

	2003	2002	2001

Reported net income	$298,281	$105,299	$356,377
Add back: Goodwill and workforce amortization (net of tax)	—	43,566	39,320

Adjusted net income	$298,281	$148,865	$395,697

Basic earnings per share:
Reported net income	$0.82	$0.29	$1.00
Goodwill and workforce amortization (net of tax)	—	0.12	0.11

Adjusted net income	$0.82	$0.41	$1.11

Diluted earnings per share:
Reported net income	$0.78	$0.28	$0.93
Goodwill and workforce amortization (net of tax)	—	0.11	0.10

Adjusted net income	$0.78	$0.39	$1.03

g.	Grant Accounting

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

      The functional currency for the Company’s foreign sales operations is the applicable local currency. Gains and losses resulting from translation of these foreign currencies into U.S. dollars are accumulated in other

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

comprehensive income. Transaction gains and losses and remeasurement of foreign currency denominated assets and liabilities are included in income currently, including those at the Company’s principal foreign manufacturing operations where the functional currency is the U.S. dollar. Foreign currency transaction gains or losses included in other expenses, net, were not material in fiscal 2003, 2002 and 2001.

i.	Derivative Instruments and Hedging Agreements

      The Company enters into forward foreign exchange contracts to offset certain operational and balance sheet exposures from the impact of changes in foreign currency exchange rates. Such exposures result from the portion of the Company’s operations, assets and liabilities that are denominated in currencies other than the U.S. dollar, primarily the Japanese Yen, Euro, and British Pounds Sterling. These foreign exchange contracts are entered into to support product sales, purchases and financing transactions made in the normal course of business, and accordingly, are not speculative in nature.

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

      Foreign Exchange Exposure Management — The Company has significant international sales and purchase transactions in foreign currencies and has a policy of hedging forecasted and actual foreign currency risk with forward foreign exchange contracts. The Company’s forward foreign exchange contracts are denominated in Japanese Yen, British Pounds Sterling and the Euro and are for periods consistent with the terms of the underlying transactions, generally one year or less. Derivative instruments are employed to eliminate or minimize certain foreign currency exposures that can be confidently identified and quantified. In accordance with FAS 133, hedges related to anticipated transactions are designated and documented at the inception of the respective hedges as cash flow hedges and are evaluated for effectiveness monthly. As the terms of the contract and the underlying transaction are matched at inception, forward contract effectiveness is calculated by comparing the change in fair value of the contract to the change in the forward value of the anticipated transaction, with the effective portion of the gain or loss on the derivative instrument reported as a component of OCI in stockholders’ equity and reclassified into earnings in the same period during which the hedged transaction affects earnings. Any residual change in fair value of the instruments, or ineffectiveness, is recognized immediately in other expense. No ineffectiveness was recognized in fiscal 2003, 2002 or 2001.

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

      Interest Rate Exposure Management — In the fourth quarter of fiscal 2003, the Company terminated a swap agreement that had the effect of swapping the 4.75% fixed rate of the Company’s Convertible Subordinated Notes (the “Notes”) into a LIBOR-based floating rate. The swap was terminated due to the Company’s decision to call for the redemption of the Notes (see Note 9). The terminated swap was originally entered into in January 2002 and hedged the benchmark interest rate of the $1,200 million Notes. The swap was a derivative instrument as defined by FAS 133 and was designated as a fair value hedge at inception. As the critical terms of the interest rate swap and the underlying interest component of the Company’s Notes were matched at inception, effectiveness was calculated by comparing the change in the fair value of the contract to the change in the fair value of the interest rate component, with the effective portion of the gain or

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

loss on the derivative instrument reported in other expense. The Company evaluated this fair value hedge for effectiveness quarterly, and restructured certain terms in October 2002 to provide for an even more highly effective hedge relationship with the Notes. The restructuring resulted in an interest rate swap with terms more favorable to the Company, offset by a promise to pay a fixed amount over time to the counterparty regardless of when the swap was terminated. The restructuring, which had no impact on earnings, increased the interest rate swap asset by $27 million, with an offsetting debt liability of an equal amount. The fair value hedge was determined to be highly effective during each quarter, and a minor amount of ineffectiveness was recorded in other expense during fiscal year 2003 and fiscal year 2002.

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

Accumulated Derivative Gains or Losses

      The following table summarizes activity in other comprehensive income related to derivatives classified as cash flow hedges held by the Company during the period of November 4, 2001 through November 1, 2003:

	2003	2002

Balance at beginning of year	$3,321	$176
Changes in fair value of derivatives — gain (loss)	6,608	2,878
Reclassifications into earnings from other comprehensive income	(7,120)	267

Balance at end of year	$2,809	$3,321

      All of the accumulated gain will be reclassified into earnings over the next twelve months.

j.	Fair Values of Financial Instruments

      The following estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

	November 1, 2003		November 2, 2002

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Assets:
Cash and cash equivalents	$517,874	$517,874	$1,613,753	$1,613,753
Short-term investments	1,598,869	1,598,869	1,284,270	1,284,270
Deferred compensation investments	304,008	304,008	277,595	277,595
Other investments	37,565	37,565	2,010	2,010
Liabilities:
Short-term borrowings	—	—	(6)	(6)
Long-term debt, including current portion	—	—	(1,274,020)	(1,204,932)
Foreign Currency Instruments & Interest Rate Agreements:
Interest rate swap and cap agreements	1,190	1,190	74,608	74,608
Forward foreign currency exchange contracts	1,861	1,861	573	573

      The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

      Cash, cash equivalents and short-term investments — The carrying amounts of these items are a reasonable estimate of their fair value due to the short term to maturity and readily available market for these types of investments.

      Deferred compensation plan investments and other investments — The fair value of these investments is based on quoted market values, with the exception of equity investments that are carried at cost.

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

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

l.	Concentrations of Credit Risk

      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of investments and trade accounts receivable.

      The Company maintains cash, cash equivalents and short-term investments and long-term investments with high credit quality financial institutions and monitors the amount of credit exposure to any one financial institution.

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

      In fiscal 2001, the Company adopted the provisions of Securities and Exchange Commission Staff Accounting Bulletin 101. Accordingly, revenue from product sales to end-users is recognized when title passes, which for shipments to certain foreign countries is subsequent to product shipment. Title for these shipments ordinarily passes within a week of shipment. For all periods presented, revenue and the related cost of sales on shipments to distributors are deferred until the distributors resell the products to end-users. Deferred amounts are presented net and included as “Deferred income on shipments to distributors” in the Company’s consolidated balance sheets. A reserve for sales returns and allowances for other customers is recorded based on historical experience or specific identification of an event necessitating a reserve.

      The Company generally offers a 12-month warranty for its products. The Company’s warranty policy provides for replacement of the defective product. Specific accruals are recorded for known product warranty issues. Product warranty expenses during fiscal 2003, 2002 and 2001 were not material.

o.	Other Comprehensive Income

      Components of other comprehensive income include certain transactions that have generally been reported in the consolidated statement of stockholders’ equity. Other comprehensive income is comprised of currency translation adjustments, minimum pension liability adjustments, unrealized gains (losses) on available-for-sale securities, and net gain or loss on derivative instruments designated as cash flow hedges.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of accumulated other comprehensive income at November 1, 2003 and November 2, 2002 consisted of the following:

	2003	2002

Minimum pension liability adjustments	$(2,521)	$(2,117)
Unrealized gains (losses) on securities	(1,165)	(3,908)
Foreign currency translation	3,843	796
Derivative instruments designated as cash flow hedges	2,809	3,321

Total accumulated other comprehensive income	$2,966	$(1,908)

p.	Advertising Expense

      Advertising costs are expensed as incurred. Advertising expense was $13.6 million in fiscal 2003 and $10.4 million in both fiscal 2002 and fiscal 2001.

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

      Basic earnings per share is computed based only on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential future issuances of common stock relating to stock option programs and other potentially dilutive securities. In calculating diluted earnings per share, the dilutive effect of stock options is computed using the average market price for the respective period. Potential shares related to convertible debt and certain of the Company’s outstanding stock options were excluded because they were anti-dilutive. Those potential shares related to the Company’s outstanding

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock options could be dilutive in the future. The following table sets forth the computation of basic and diluted earnings per share:

	2003	2002	2001

Basic:
Net income	$298,281	$105,299	$356,377

Weighted shares outstanding	365,485	364,194	359,113

Earnings per share	$0.82	$0.29	$1.00

Diluted:
Net income	$298,281	$105,299	$356,377

Weighted shares outstanding	365,485	364,194	359,113
Assumed exercise of common stock equivalents	16,742	17,051	22,849

Weighted-average common and common equivalent shares	382,227	381,245	381,962

Earnings per share	$0.78	$0.28	$0.93

Weighted-average anti-dilutive shares related to:
Outstanding stock options	35,487	25,877	7,533
Convertible debt	6,935	9,247	9,247
Employee stock purchase plan	—	113	—

s.	Stock-Based Compensation

      The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 148 (FAS 148), “Accounting for Stock-Based Compensation — Transition and Disclosure” effective November 3, 2002. FAS 148 amends Statement of Financial Accounting Standards No. 123 (FAS 123), “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation and also amends the disclosure requirements of FAS 123 to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by FAS 148 and FAS 123, the Company continues to apply the accounting provisions of Accounting Principle Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, with regard to the measurement of compensation cost for options granted under the Company’s equity compensation plans, consisting of the 2001 Broad-Based Stock Option Plan, the 1998 Stock Option Plan, the Restated 1994 Director Option Plan, the Restated 1988 Stock Option Plan, the 1992 Employee Stock Purchase Plan and the 1998 International Employee Stock Purchase Plan.

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

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of the Company’s stock-based awards to employees was estimated assuming no expected dividends and the following weighted average assumptions:

	Options			ESPP

	2003	2002	2001	2003	2002	2001

Expected life (years)	5.2	5.2	5.3	1.0	1.0	1.0
Expected stock price volatility	72.2%	70.5%	65.4%	66.3%	65.0%	89.9%
Risk-free interest rate	2.7%	3.5%	5.7%	2.3%	3.9%	3.9%

      The following is a summary of weighted average grant date values generated by application of the Black-Scholes model:

	Weighted Average Grant Date
	Value

	2003	2002	2001

Stock option plans	$20.18	$18.89	$26.95
ESPP	$13.85	$17.40	$37.82

      Had expense been recognized using the fair value method described in FAS 123, using the Black-Scholes option-pricing model, the Company would have reported the following results of operations:

	2003	2002	2001

Net income, as reported	$298,281	$105,299	$356,377
Add: Stock-based employee compensation expense included In reported net income, net of related tax effects	5,746	10,031	8,452
Deduct: total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(229,382)	(234,969)	(171,491)

Pro forma net income (loss)	$74,645	$(119,639)	$193,338

Earnings (loss) per share:
Basic — as reported	$0.82	$0.29	$1.00

Basic — pro forma	$0.20	$(0.33)	0.54

Diluted — as reported	$0.78	$0.28	$0.93

Diluted — pro forma	$0.20	$(0.33)	$0.51

      The effects of applying FAS 123 on pro forma disclosures are not likely to be representative of the effects on pro forma disclosures of future years.

t.	New Accounting Standards

      In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 (FAS 141), “Business Combinations,” and No. 142 (FAS 142), “Goodwill and Other Intangible Assets.” FAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. FAS 142, which became effective for the Company in fiscal year 2003, prohibits the amortization of goodwill and intangible assets with indefinite useful lives. FAS 142 requires that these assets be reviewed for impairment at least annually, or more frequently if impairment indicators arise. Other intangible assets with finite lives will continue to be amortized over their estimated useful lives and assessed for impairment under FAS 144. The Company tests goodwill for

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impairment using the two-step process prescribed by FAS 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. In the first step, if the fair value of the reporting unit(s) exceed(s) the carrying value, no impairment loss is recognized. If the carrying value of the reporting unit(s) exceed(s) the fair value, goodwill is potentially impaired and the Company must complete step two in order to measure the impairment loss. Step two compares the implied fair value of the goodwill with the carrying amount of that goodwill. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The Company adopted FAS 142 in the first quarter of fiscal 2003. Application of the nonamortization provisions of FAS 142 resulted in an increase in annual net income of $44 million in fiscal 2003. The Company completed the required impairment test of goodwill upon adoption of FAS 142 as of November 3, 2002 in the second quarter of fiscal 2003. The results of the impairment review indicated that there was no impairment of goodwill. The Company also performed the annual impairment test as of the beginning of the fourth quarter of fiscal 2003 and the results indicated that there was no impairment of goodwill. See further discussion under Note 2f. Goodwill and Other Acquisition-related Intangibles.

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

      Effective November 3, 2002, the Company adopted Statement of Financial Accounting Standards No. 144 (FAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses the financial accounting and reporting for the impairment of long-lived assets. This statement supersedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and the accounting and reporting provisions for the disposal of a segment of a business of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The adoption of FAS 144 did not have a material effect on the Company’s financial position or results of operations.

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

      In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 (FAS 146), “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by FAS 146 include lease termination costs and certain one-time employee severance costs that are associated with a restructuring, plant closing, or other exit or disposal activity. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. FAS 146 may affect the timing of recognizing future exit or disposal costs, if any, as well as the amounts recognized.

      Effective November 3, 2002, the Company adopted Statement of Financial Accounting Standards No. 148 (FAS 148), “Accounting for Stock-Based Compensation — Transitions and Disclosure.” FAS 148 amends FAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to FAS 123’s fair value method of accounting for stock-based employee compensation. FAS 148 also amends the disclosure provisions of FAS 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While FAS 148 does not amend FAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of FAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for stock-based compensation using the fair value method of FAS 123 or the intrinsic value method of Accounting Principles Board Opinion No. 25, (APB 25), “Accounting for Stock Issued to Employees,” and related interpretations. The Company has adopted the disclosure requirements of FAS 148 and will continue to account for stock-based compensation plans in accordance with APB 25.

      In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149 (FAS 149), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS 133. FAS 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of FAS 149 did not have a material effect on the Company’s financial position or results of operations.

      In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 (FAS 150), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. FAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of FAS 150 did not have a material effect on the Company’s financial position or results of operations.

      In November 2002, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement requirement of FIN 45 is effective for guarantees issued or modified after December 31, 2002. As of November 1, 2003, the fair value of the Company’s guarantees that were issued or modified after December 31, 2002 was not material. The disclosure requirements of FIN 45, which are effective for interim and annual periods ending after December 15, 2002. Under the terms of the lease agreement, which was entered into prior to January 1, 2003, related to the Company’s headquarters facility in Norwood, Massachusetts, the Company has agreed to assume the note related to the property in the event of default by the lessor. Assumption of the note, which was approximately $8.8 million at November 1, 2003, would entitle the Company to a first lien on the property. The lease expires in May 2007. The guarantee was made by the Company to allow the lessor to obtain a lower cost of borrowing. The Company has also provided certain indemnities under which it may be required to make payments to an indemnified party in connection with certain transactions and agreements, in particular, with respect to certain acquisitions and divestitures, the Company has provided customary indemnities for such matters as environmental, tax, product and employee liabilities. In addition, in connection with various other agreements, including subsidiary banking agreements, the Company may provide routine guarantees. Generally, because a maximum obligation is not explicitly stated, the potential amount of future maximum payments cannot be reasonably estimated, and therefore, the Company has not recorded any liability for these indemnities in the consolidated financial statements. The duration of the indemnities varies, and in many cases is indefinite.

      In January 2003, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied to the first interim or annual period beginning after December 15, 2003. The Company is required to adopt the provisions of FIN 46 in the second quarter of fiscal 2004 and does not expect the adoption to have a material impact on its financial position or results of operations.

3.     Acquisitions

      During the first quarter of fiscal 2001, the Company completed the following acquisitions, which were accounted for as purchases, and, generally, the excess of the purchase price over the fair value of the net assets acquired has been allocated to goodwill and is amortized over five years:

•	In the first quarter of fiscal 2001, the Company completed the acquisitions of Thomas Neuroth AG (Neuroth), Signal Processing Associates Pty. Ltd. (SPA) and Integrated Micro Instruments, Inc. (IMI). The total amount paid for these acquisitions was $10.2 million. As of November 1, 2003, the remaining contingent consideration was $1.1 million. In order to be entitled to receive the contingent consideration, the former shareholders of IMI, who are employed by Analog, must continue to be employed by Analog. As such, the contingent consideration will be recorded as compensation expense.

•	On January 4, 2001, the Company acquired ChipLogic, Inc. (ChipLogic) of Santa Clara, California. ChipLogic is a developer of high-performance integrated circuits and software focused on the convergence of voice, broadband access and network protocol processing. The total purchase price of $68.3 million consisted of cash of approximately $4 million, approximately 1 million shares of common stock valued at $60.2 million and the assumption of $4.1 million of outstanding ChipLogic vested stock options. The fair value of common stock issued was determined based on the average market price of common stock for the seven-day period, including three days before and after the date the acquisition was announced and the terms of the acquisition were agreed upon. Approximately $9.5 million represented the purchase price of in-process technology and was charged to operations during fiscal 2001 because the software project had not yet reached technological feasibility and had no alternative future use. The in-process technology related to software developed to handle voice processing, signaling, packet management and routing, quality of service and networking interface functions. This software is embedded in a network processor that provides for a wide area to local area network bridge. The fair value of the in-process technology was determined by a third party using the income forecast method, which is a discounted net cash flow approach. At the time of the acquisition, the in-process technology was approximately 40% complete. The in-process technology was completed in the second quarter of fiscal 2002. Expenditures to complete the in-process technology totaled $14 million, representing primarily personnel costs. An additional $8 million of cash consideration and 489,375 shares of common stock was due and payable in the event that the former shareholders and key employees remain employed at Analog and upon the achievement of certain operational objectives. Of these shares, 249,375 shares have been issued to the former shareholders and have a fixed value of $13 million. This amount is being charged ratably to operations over a five-year period based on continuing employment. Accordingly, the issuance of these shares is compensatory and is treated as compensation expense over the service period. The remaining 240,000 shares were subject to operational performance-based criteria and were only issuable to those former shareholders and key employees who remained employed at Analog at the time the operational milestones were met. Accordingly, the issuance of these shares was compensatory and was recorded as compensation expense when the achievement of each defined contractual milestone became probable. As of November 2, 2002, all of the operational milestones had been met and approximately $5.0 million and $4.2 million of expense was recorded related to the issuance of the shares in fiscal 2002 and 2001, respectively. As of November 1, 2003, there was approximately $4.9 million of contingent consideration remaining to be paid. An additional $2.8 million of compensation expense is being recorded annually through fiscal 2005 related to the assumption of unvested stock options.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	On January 16, 2001, the Company acquired Staccato Systems, Inc. (Staccato) of Mountain View, California. Staccato is in the field of audio synthesis technology. The total purchase price of $23.8 million consisted of $23 million in cash and the assumption of $0.8 million of vested outstanding Staccato stock options. The Company paid an additional $7 million to the selling shareholders related to the achievement of operational objectives. These payments were accounted for as additional purchase price and recorded to goodwill because the payments were not contingent on continued employment by the former shareholders of Staccato who became Analog employees. The Company paid contingent consideration payments to the former shareholders of $5 million and $2 million in fiscal 2002 and 2001, respectively. No additional contingent consideration payments will be made. An additional $0.2 million of compensation expense is being recorded annually through fiscal 2005 related to the assumption of unvested stock options.

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

     Geographic Information

      The Company operates in the following major geographic areas. Trade sales data is based upon point of sale and property, plant and equipment based upon physical location. The predominant countries comprising European operations are Ireland, England, France and Germany.

Geographic Segment Information	2003	2002	2001

Sales
North America	$523,124	$516,642	$885,584
Europe	400,666	358,951	553,928
Japan	373,753	288,686	340,951
Southeast Asia	749,725	543,229	496,452

Total sales	$2,047,268	$1,707,508	$2,276,915

Property, plant and equipment
Ireland	$279,089	$299,061	$317,234
All other European Countries	3,195	12,085	12,941

Subtotal Europe	282,284	311,146	330,175
North America	318,385	391,145	490,574
Philippines	66,709	70,160	72,305
Japan	667	739	1,088
Southeast Asia	3,095	7,714	13,800

Total property, plant and equipment	$671,140	$780,904	$907,942

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Special Charges

      A summary of the Company’s special charges is as follows:

	Fiscal 2003			Fiscal 2002

	4th Quarter	3rd Quarter	Fiscal	2nd Quarter	3rd Quarter	4th Quarter	Fiscal	Fiscal 2001
	Special	Special	2003	Special	Special	Special	2002	Special
Income Statement	Charges	Charges	Total	Charges	Charges	Charges	Total	Charges

Workforce reductions	$2,027		$2,027	$15,284	$3,676	$2,512	$21,472	$29,636
Abandonment of equipment	5,965	$4,694	10,659	2,327	700	859	3,886	11,573
Equipment/ lease cancelation and cleanup fees				8,076			8,076	3,298
Investment impairments				2,125	3,779	2,090	7,994	2,500
Other asset impairments	1,186		1,186
Other	15		15	903	1,258	944	3,105
Change in estimate		(4,353)	(4,353)	(1,465)		2,000	535
Goodwill impairment					3,426		3,426

Total Special Charges	$9,193	$341	$9,534	$27,250	$12,839	$8,405	$48,494	$47,007

      A summary of the activity in accrued restructuring is as follows:

	Fiscal 2003		Fiscal 2002

	4th Quarter	3rd Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal 2001
	Special	Special	Special	Special	Special	Special
Accrued Restructuring	Charges	Charges	Charges	Charges	Charges	Charges	Total

Special charges						$47,007	$47,007
Severance payments						(6,178)	(6,178)
Non-cash impairment charge						(14,073)	(14,073)

Balance at November 3, 2001.						26,756	26,756

Special charges			$27,250	$12,839	$8,405		48,494
Severance payments			(583)	(680)	(110)	(16,824)	(18,197)
Other cash payments			(988)		(200)		(1,188)
Change in estimate			3,465		(2,000)	(1,465)	—
Non-cash impairment charge			(4,127)	(7,905)	(2,949)	(860)	(15,841)

Balance at November 2, 2002.			$25,017	$4,254	$3,146	$7,607	$40,024

Special charges	$9,193	$341					9,534
Severance payments			(8,845)	(1,714)	(2,073)	(4,204)	(16,836)
Other cash payments			(7,197)	(1,521)	(395)	(527)	(9,640)
Change in estimate		4,353	(2,900)			(1,453)	—
Non-cash impairment charge	(7,151)	(4,694)					(11,845)
Effect of foreign currency translation on accrual				95			95

Balance at November 1, 2003	$2,042	$—	$6,075	$1,114	$678	$1,423	$11,332

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Fiscal 2003 Charges

      During the third quarter of fiscal 2003, the Company recorded a special charge of $0.3 million. The charge included a $2.0 million write-down of equipment to fair value due to a decision to outsource the assembly of products in plastic packages, which had been done internally at the Company’s facility in the Philippines. This amount was the net book value of the assets used in plastic assembly, net of proceeds received from the sale in the third quarter of a portion of the assets. The Company also decided to abandon efforts to develop a particular expertise in optical communications that resulted in the write-down of $2.7 million of equipment to fair value. During the quarter ended August 2, 2003, the Company determined that the costs remaining to be paid for certain restructuring charges would be less than the amount originally recorded. Accordingly, the Company recorded a change in estimate reducing the restructuring accruals by $4.4 million related to prior restructuring charges as more fully described below.

      During the fourth quarter of fiscal 2003, the Company recorded a special charge of $9.2 million as a result of a decision to close a small manufacturing facility in Belfast, Northern Ireland that supplied foundry substrate services for optical applications. The charge included $2.0 million of severance and fringe benefit costs for approximately 57 manufacturing employees and 14 engineering and administrative employees, none of whom had been terminated as of November 1, 2003. The charge also included $6 million related to the write-down of property, plant and equipment to fair value and $1.2 million related to the write-down of various other assets to fair values. The closure is anticipated to be completed during the first half of fiscal 2004.

      Of the $9.5 million of special charges recorded in fiscal 2003, $2 million related to separation costs remained accrued as of November 1, 2003. All remaining severance will be paid in the first half of fiscal 2004.

     Fiscal 2002 Charges

      During the second quarter of fiscal 2002, the Company recorded special charges of approximately $27.2 million. The second quarter charge was comprised of $25.7 million related to the planned transfer of production from the Company’s three older four-inch wafer fabrication facilities to the Company’s three six-inch and one eight-inch wafer fabrication facilities, and $3 million primarily related to the impairment of an investment, which was partially offset by an adjustment of $1.5 million related to equipment cancelation fees recorded in fiscal year 2001. The investment impairment, which was related to an equity investment in a private company, was due to the Company’s decision to abandon the product strategy for which the investment was made. Included in the $25.7 million special charge were severance and fringe benefit costs of $15.3 million for 509 manufacturing employees in the United States and Ireland, $2.3 million related to the write-down of equipment to be abandoned and $8.1 million of other charges, primarily related to lease termination and cleanup costs. The write-down of equipment was principally due to a decision to discontinue various product development strategies. In the third quarter of fiscal 2003, the Company reversed $2.9 million of the accrual primarily due to lower than previously expected severance costs. The lower severance costs were the result of a reduction in the number of separated employees and, to a lesser extent, the average tenure of separated employees differing from estimates. The 509 employees projected to be terminated at the time of the original charge was adjusted down to 439 and as of November 1, 2003, 397 employees had been terminated. The reduction in the number of employees to be terminated was due to the transfer of employees, which primarily occurred in the third quarter of fiscal 2003, to positions in the Company’s six-inch wafer fabrication facilities where the Company experienced an unexpected increase in demand for its products. The process of ceasing production in the four-inch wafer fabrication facilities is complete. The equipment disposition and clean-up activity is underway at each site and the related clean up costs, which were included in the special charge, will be expended as this activity is completed. The remaining clean-up will be substantially complete by the end of the second quarter of fiscal 2004. Since severance costs are paid as income continuance at some locations, these amounts will be expended over time subsequent to the final termination of employment.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In addition to the above special charges, the remaining service lives of certain assets within the older four-inch wafer fabrication facilities were shortened. As a result, cost of sales for the fiscal year 2002 included additional depreciation of approximately $8.7 million associated with the shortened lives.

      During the third quarter of fiscal 2002, the Company recorded special charges of approximately $12.8 million. The charges included severance and fringe benefit costs of $3.7 million related to cost reduction actions taken in several product groups and, to a lesser extent, in manufacturing, $3.8 million related to the impairment of an investment, $3.4 million related to the impairment of goodwill associated with the closing of an Austrian design center acquired in fiscal 2001 and $1.9 million primarily related to the abandonment of equipment and lease cancelation fees. The investment impairment, which was related to an equity investment in a private company, was due to the Company’s decision to abandon the product strategy for which the investment was made. The severance and fringe benefit costs were for approximately 70 engineering employees in the United States, Europe and Canada, and approximately 30 manufacturing employees in the United States. All of the manufacturing employees and substantially all of the engineering employees had been terminated as of November 1, 2003.

      During the fourth quarter of fiscal 2002, the Company recorded special charges of approximately $8.4 million. The charges included severance and fringe benefit costs of $2.5 million related to cost reduction actions taken in the sales group, several product groups and the Company’s manufacturing test operations for approximately 65 employees in the United States and Europe, all of which had been terminated as of November 1, 2003. The charges also included $2.1 million related to the impairment of investments, $1.8 million primarily related to the abandonment of equipment and lease cancelation fees and a change in estimate of $2.0 million for additional estimated clean-up costs originally recorded in the second quarter of fiscal 2002. The investment impairment charges were related to the decline in fair value of a publicly traded equity investment to less than its cost basis that was determined to be other-than-temporary, and to an equity investment in a private company. The private company equity investment was part of a product strategy that the Company decided to abandon.

      Of the $48.5 million of special charges recorded in fiscal 2002, $3.2 million primarily related to clean-up costs and $4.7 million related to separation costs, primarily being paid as income continuance, remained accrued as of November 1, 2003.

     Fiscal 2001 Charges

      During fiscal 2001, the Company recorded special charges of approximately $47 million related to cost reduction actions taken in response to the economic climate at that time. The actions consisted of workforce reductions in manufacturing and, to a lesser extent, in selling, marketing and administrative areas as well as a decision to consolidate worldwide manufacturing operations and rationalize production planning and quality activities. The cost reductions included severance and fringe benefit costs of $29.6 million for approximately 1,200 employees in the U.S., Europe, Asia and the Philippines, substantially all of which had been terminated as of November 1, 2003. The special charges also included $11.6 million related to the abandonment of equipment resulting from the consolidation of worldwide manufacturing operations and $5.8 million of other charges primarily related to equipment and lease cancelation fees. Based on the results of negotiations with vendors regarding purchase order cancelation fees, the amount paid was $1.5 million less than the amount recorded for such charges and, accordingly, the Company adjusted the provision for purchase order cancelation fees by $1.5 million in the second quarter of fiscal 2002 to reflect this change in estimate. In the third quarter of fiscal 2003, the Company determined that the severance costs remaining to be paid would be $1.3 million less than the amount originally recorded for these charges and also determined that $0.2 million originally reserved for the termination of two leases would not be required. Therefore, the Company adjusted the provision for these severance and other costs in the third quarter of fiscal 2003 to reflect this change in estimate.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Of the $47.0 million of special charges recorded in fiscal 2001, $1.4 million remained accrued as of November 1, 2003, and primarily represents severance payments being paid as income continuance to certain of the 1,200 terminated employees, predominantly in the U.S., substantially all of which will be paid by the end of fiscal 2004.

6.     Deferred Compensation Plan Investments

      Deferred compensation plan investments are classified as trading and were $304 million and $278 million at November 1, 2003 and November 2, 2002, respectively. The values of these investments are based on published market quotes on November 1, 2003 and November 2, 2002, respectively. Adjustments to fair value of, and income pertaining to, deferred compensation plan investments are recorded in operating expense. Gross realized and unrealized gains and losses from trading securities were not material in fiscal 2003, fiscal 2002 and fiscal 2001.

      Investments consist primarily of long-term investments in mutual funds, commercial paper, equity securities and institutional money market funds, which are offset by a corresponding noncurrent liability to the plan participants (see Note 10). These investments are specifically designated as available to the Company solely for the purpose of paying benefits under the Company’s deferred compensation plan. However, in the event the Company became insolvent, the investments would be available to all unsecured general creditors.

7.     Other Investments

      Other investments consist of equity securities, auction-rate securities and other long-term investments. Investments are stated at fair value, which is based on market quotes, interest rates or management estimates, as appropriate. Adjustments to fair value of investments classified as available-for-sale are recorded as an increase or decrease in other comprehensive income, which is included as a component of stockholders’ equity.

      There were no realized gains or losses recorded in fiscal 2003. Realized losses of $6.9 million were recorded in fiscal 2002. Net realized gains of $25.5 million were recorded in fiscal 2001 primarily related to a $28 million gain on the sale of the Company’s investment in Wafertech.

      Unrealized gains of $4.2 million ($2.7 million net of tax) were recorded in fiscal 2003, unrealized losses of $1.1 million ($0.7 million net of tax) were recorded in fiscal 2002 and unrealized losses of $0.3 million ($0.2 million net of tax) were recorded in fiscal 2001.

      Long-term investments classified as available-for-sale were approximately $37.6 million and $2.0 million at November 1, 2003 and November 2, 2002, respectively.

8.     Accrued Liabilities

      Accrued liabilities at November 1, 2003 and November 2, 2002 consisted of the following:

	2003	2002

Accrued compensation and benefits	$56,082	$55,703
Special charges	11,332	40,024
Other	45,572	56,152

Total accrued liabilities	$112,986	$151,879

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.     Debt and Credit Facilities

      Long-term debt at November 1, 2003 and November 2, 2002 consisted of the following:

	2003	2002

4.75% Convertible Subordinated Notes due October 1, 2005	$—	$1,246,576
Other	—	27,444

Total long-term debt	$—	$1,274,020

      On October 1, 2000, the Company issued $1,200 million of 4.75% Convertible Subordinated Notes due October 1, 2005 (the “2005 Notes”) with semiannual interest payments on April 1 and October 1 of each year. The 2005 Notes were convertible, at the option of the holder, into the Company’s common stock at any time unless previously redeemed or repurchased, at a conversion price of $129.78 per share, subject to adjustment in certain events. The net proceeds of the offering were $1,172 million after payment of the underwriting discount and expenses of the offering, which were amortized over the term of the 2005 Notes. On October 1, 2003, the Company redeemed the 2005 Notes. The redemption price was 101.90% of the principal amount of the notes or $1,223 million. The Company recognized a net loss on debt extinguishment of $0.2 million, which was comprised of a gain on bond redemption of $10.8 million due to the carrying value of the 2005 Notes being greater than the redemption value as a result of the mark-to-market of the interest rate component of the 2005 Notes to fair value. This gain was offset by a write-off of $11.0 million of deferred financing fees. The net loss is included in Other, net in the consolidated statements of income.

      Other long-term debt of $27.4 million at November 2, 2002 was due to a third-party counterparty and was related to the interest rate swap on the 2005 Notes entered into in fiscal 2002 (see Note 2i.). The swap agreement was terminated in the fourth quarter of fiscal 2003. As consideration for the restructuring of the interest rate swap agreement in the Company’s favor in October 2002, the Company agreed to pay a fixed amount to the counterparty that was due regardless of when the interest rate swap agreement terminated. The obligation was payable, plus interest at the LIBOR-based floating rate (1.61% as of November 6, 2002), on a quarterly basis over the same term as that of the interest rate swap, but the full amount was accelerated upon termination of the related swap agreement in September 2003.

      There were no short-term borrowings outstanding at November 1, 2003. There were $6 thousand of other short-term borrowings outstanding at November 2, 2002, which were at prevailing market rates for the respective currencies. Borrowings under the Company’s lines of credit are generally due within six months. Total availability under these short-term lines of credit is not material.

10.     Deferred Compensation Plan Liability and Other Noncurrent Liabilities

      The deferred compensation plan liability relates to obligations due under the Analog Devices, Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan allows certain members of management and other highly-compensated employees and non-employee directors to defer receipt of all or any portion of their compensation and gains on stock options and restricted stock granted before July 23, 1997. The balance represents Deferred Compensation Plan participant accumulated deferrals, and earnings thereon, since the inception of the Deferred Compensation Plan, net of withdrawals. The Company’s liability under the Deferred Compensation Plan is an unsecured general obligation of the Company. The other items included in other noncurrent liabilities primarily relate to pension liabilities.

11.     Lease Commitments

      The Company leases certain of its facilities and equipment under various operating leases that expire at various dates through 2012. The lease agreements frequently include renewal and escalation clauses and

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

require the Company to pay taxes, insurance and maintenance costs. Total rental expense under operating leases was approximately $21 million in fiscal 2003, fiscal 2002 and fiscal 2001.

      The following is a schedule of future minimum rental payments required under long-term operating leases at November 1, 2003:

Operating
Fiscal Years	Leases

2004	$15,322
2005	14,119
2006	8,690
2007	5,173
2008	3,780
Later Years	4,364

Total	$51,448

12.     Commitments and Contingencies

     Litigation

      On June 17, 2002, the Company received a letter from Plasma Physics Corporation (“Plasma Physics”) attaching a courtesy copy of a complaint it had filed against the Company in the Eastern District of New York alleging infringement by certain of the Company’s products of two patents held by Plasma Physics. In the letter, Plasma Physics indicated that it would like to license the patents to the Company. The letter further stated that Plasma Physics would forego service of the complaint for a period of 120 days, provided that the Company would agree to undertake negotiations over terms for licensing the above-referenced patents. The Company met with Plasma Physics, and those negotiations are ongoing. On October 17, 2002, Plasma Physics served the complaint. Analog has answered the complaint denying the allegations. The case is proceeding through discovery and the ultimate outcome is unknown.

      On October 7, 2002, Townshend Intellectual Property, L.L.C. (“Townshend”) commenced an action in the United States District Court for the Northern District of California against the Company, alleging that the Company infringed eight patents, alleged to be owned by Townshend. Townshend’s complaint alleged that the Company’s Standalone Embedded Modems and Single Chip Internet Modems infringed those patents. The complaint sought injunctive relief and unspecified damages. By letter dated October 16, 2002, the Company sought indemnification from Lucent Technologies, Inc. (“Lucent”). Lucent has denied that it has any indemnification obligations to the Company. The Company filed an answer to the complaint with the court, on or about December 12, 2002, denying infringement and liability. The parties have entered into a settlement agreement, and a stipulation of dismissal with prejudice was entered into on or about October 1, 2003 dismissing all claims with prejudice. This settlement did not have a material effect on the Company’s financial position or results of operations.

      On March 4, 2003, Motorola, Inc. filed an action in the United States District Court for the Eastern District of Texas against the Company, alleging that the Company infringed five patents owned by Motorola relating to semiconductor processing and semiconductor chip design. On March 11, 2003, Motorola filed a first amended complaint asserting the same five patents. The first amended complaint seeks injunctive relief and unspecified damages. On April 17, 2003, the Company filed a motion under the Federal Rules of Civil Procedure for a more definite statement of Motorola’s allegations. Motorola opposed that motion, and, by order dated July 18, 2003, the Court denied the Company’s motion. On August 5, 2003, the Company filed an answer and also counterclaimed against Motorola. In the counterclaim, the Company asserted that Motorola

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

infringes six of the Company’s patents relating to semiconductor technology. Motorola responded to the Company’s counterclaims on September 10, 2003. The case is proceeding through discovery.

      On November 6, 2003, Enron Corporation commenced a proceeding in the United States Bankruptcy Court for the Southern District of New York. On December 1, 2003, Enron filed an amended complaint to add the Company as a defendant in such proceeding. The amended complaint alleges that transfers made by Enron in satisfaction of obligations it had under commercial paper are recoverable as preferential transfers and fraudulent transfers and are subject to avoidance under the United States Bankruptcy Code. It is alleged that payments made in premature satisfaction of obligations under commercial paper totaling approximately $20 million are recoverable from J.P. Morgan Securities, Inc., Fleet Capital Markets, Fleet National Bank and/or the Company. The Company sold $20 million of Enron commercial paper to Fleet and did not enter into any direct transactions with Enron. The Company intends to defend vigorously against these claims. Although the Company believes it has meritorious defenses to the asserted claims, it is in the process of preparing a response to the amended complaint and is unable at this time to predict the outcome of this proceeding.

      The Company is currently under audit by the United States Internal Revenue Service (the “IRS”) for fiscal year 2001 and fiscal year 2002. The audit has not been completed and the IRS has not issued a report on its audit.

      From time to time as a normal incidence of the nature of the Company’s business, various claims, charges and litigation are asserted or commenced against the Company arising from, or related to, contractual matters, patents, trademarks, personal injury, environmental matters, product liability, insurance coverage and personnel and employment disputes. As to such claims and litigation, including those items discussed above, the Company can give no assurance that it will prevail. However, the Company does not believe that these matters will have a material adverse effect on the Company’s consolidated financial position, although an adverse outcome of any of these matters could have a material adverse effect on the Company’s consolidated results of operations or cash flows in the quarter or annual period in which one or more of these matters are resolved.

13.     Stockholders’ Equity

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

      In fiscal 1998, the stockholders approved the 1998 Stock Option Plan (1998 Plan), which provides for the issuance of nonstatutory and incentive stock options to purchase up to 30 million shares of common stock. In March 2000, the stockholders approved an amendment to the 1998 Plan to increase the shares reserved for issuance by an additional 34 million shares. Officers, employees, directors, consultants and advisors of the Company and its subsidiaries are eligible to be granted options under this plan at a price not less than 100% (110% in the case of incentive stock options granted to 10% or greater stockholders) of the fair market value of the common stock at the time the option is granted. The Company’s 1988 Stock Option Plan (1988 Plan) was terminated upon adoption of the 1998 Plan; however, options to purchase common stock remain outstanding under the 1988 Plan.

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

      The Board of Directors authorized that from and after March 14, 2000, all options granted to non-employee directors will be granted under the 1998 Plan, under which each non-employee director is granted annually a non-statutory stock option to purchase 20,000 shares (18,000 shares beginning in fiscal year 2004) of common stock at an exercise price equal to the fair market value on the date of grant. The options granted to directors under the 1998 Plan are exercisable on a cumulative basis in annual installments of 33 1/3% on each of the first, second and third anniversaries of the date of grant. The Company’s 1994 Director Option Plan, which was restated in 1998, was terminated effective March 14, 2000; however, options to purchase shares of common stock remain outstanding under the 1994 Director Option Plan.

      Information with respect to activity under the stock option plans is set forth below:

		Options Outstanding
	Shares
	Available		Weighted Average
Stock Option Activity	for Grant	Number	Price Per Share

Balance, October 28, 2000	37,610	52,250	$14.31
Options granted	(17,041)	17,041	44.00
Options exercised	—	(3,939)	6.74
Options canceled	1,615	(1,615)	24.37

Balance, November 3, 2001	22,184	63,737	$22.28

Shares authorized for 2001 Broad-Based Stock Option Plan	50,000	—	—
Shares canceled upon termination of expired stock plans	(2,196)	—	—
Options granted	(28,127)	28,127	30.57
Options exercised	—	(3,869)	6.51
Options canceled	2,144	(2,144)	34.24

Balance, November 2, 2002	44,005	85,851	$25.41

Shares canceled upon termination of expired stock plans	(83)	—	6.42
Options granted	(1,422)	1,422	33.10
Options exercised	—	(6,617)	8.87
Options canceled	2,092	(2,092)	36.06

Balance, November 1, 2003	44,592	78,564	$26.66

      The following table summarizes information about options outstanding at November 1, 2003:

	Outstanding Options			Options Exercisable

		Weighted Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Range of Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise
Price	At 11/01/03	Life (Years)	Price	at 11/01/03	Price

$ 3.52-$ 9.93	20,880	3.8	$7.01	20,857	$7.01
$ 9.94-$19.85	732	4.8	13.48	552	13.46
$19.86-$29.78	27,032	7.5	24.31	4,340	28.47
$29.79-$59.55	29,345	7.7	42.26	3,178	41.55
$59.56-$99.25	575	6.6	73.27	170	74.88

$ 3.52-$99.25	78,564	6.6	$26.66	29,097	$14.50

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Options exercisable at November 2, 2002 and November 3, 2001 were 19,625,000 and 13,135,000, respectively.

      The Company has an employee stock purchase plan (ESPP) that allows eligible employees to purchase, through payroll deductions, shares of the Company’s common stock at 85% of the fair market value at specified dates. Employees purchased a total of 414,382 shares of common stock under this plan in fiscal 2003 (436,885 shares and 390,719 shares in fiscal 2002 and fiscal 2001, respectively) for a total purchase price of $12.9 million ($13.6 million and $15.2 million in fiscal 2002 and fiscal 2001, respectively). At November 1, 2003, a total of 2,139,600 common shares, net of retirements, remained available for issuance under the ESPP.

      Under the 1991 Restricted Stock Plan, which expired in December 2000, a maximum of 5,400,000 shares of common stock were authorized for awards by the Company to key employees for nominal consideration. Shares awarded under the plan were restricted as to transfer, usually for a period of five years and, under certain conditions, were subject to repurchase by the Company at the original purchase price per share. During fiscal 2003, 2002 and 2001, $0.4 million, $0.9 million and $2.1 million, respectively, of compensation expense was recorded in connection with grants made under this plan. As of November 1, 2003, approximately 4,000 common shares were outstanding under the 1991 Restricted Stock Plan.

      As of November 1, 2003, a total of 125,295,641 common shares were reserved for issuance under the Company’s stock plans.

     Common Stock Repurchase

      In August 2002, the Company’s Board of Directors approved the repurchase of up to 15 million shares of common stock. As of November 1, 2003, the Company had repurchased 4,351,751 shares of its common stock at an average purchase price of $22.47 per share. The repurchased shares are held as treasury shares and are being used for the employee stock purchase plan and other benefit plans.

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

     Common Stock Purchase Rights

      In March 1998, the Board of Directors adopted a Stockholder Rights Plan (the Stockholder Rights Plan) that replaced a plan adopted by the Board in 1988. Pursuant to the Stockholder Rights Plan, after giving effect to the Company’s two-for-one stock split effected on March 15, 2000, each share of the Company’s common stock currently has an associated one-half of a right. Under certain circumstances, each whole right would entitle the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock at a purchase price of $180 in cash, subject to adjustment.

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

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

14.     Retirement Plans

      The Company and its subsidiaries have various savings and retirement plans covering substantially all employees. The Company maintains a defined contribution plan for the benefit of its eligible United States employees. This plan provides for Company contributions of up to 5% of each participant’s total eligible compensation. In addition, the Company contributes an amount equal to each participant’s pre-tax contribution, if any, up to a maximum of 3% of each participant’s total eligible compensation. The Company also has various defined benefit pension and other retirement plans for certain non-U.S. employees that are consistent with local statutes and practices. The total expense related to all of the Company’s retirement plans was approximately $31 million in fiscal 2003 and $28 million in each of fiscal 2002 and fiscal 2001, which primarily consisted of costs related to the U.S. defined contribution plan. Also included in total expense is pension expense related to non-U.S. defined benefit plans of approximately $5 million in fiscal 2003, $4 million in fiscal 2002 and $3 million in fiscal year 2001.

     Non-U.S. Plan Disclosures

      The Company’s funding policy for its foreign defined benefit pension plans is consistent with the local requirements of each country. The plans’ assets consist primarily of U.S. and non-U.S. equity securities, bonds, property and cash.

      Net annual periodic pension cost of non-U.S. plans is presented in the following table:

	2003	2002	2001

Service cost	$5,794	$5,144	$4,334
Interest cost	4,680	4,023	3,689
Expected return on plan assets	(5,833)	(5,115)	(4,534)
Amortization of prior service cost	161	136	131
Amortization of transitional (asset) or obligation	(114)	(81)	(56)
Recognized actuarial (gain) or loss	362	359	(87)

Net periodic pension cost	$5,050	$4,466	$3,477

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Obligation and asset data of the plans at each fiscal year end is presented in the following table:

	2003	2002

Change in Benefit Obligation
Benefit obligation at beginning of year	$79,411	$69,059
Service cost	5,794	5,144
Interest cost	4,680	4,023
Curtailment (gain)/loss	—	(1,218)
Participant contributions	1,916	1,499
Actuarial (gain)/loss	3,143	(3,255)
Benefits paid	(1,915)	(2,157)
Exchange rate adjustment	12,093	6,316

Benefit obligation at end of year	$105,122	$79,411

Change in Plan Assets
Fair value of plan assets at beginning of year	$55,043	$58,282
Actual return on plan assets	5,050	(9,852)
Employer contributions	3,559	2,415
Participant contributions	1,916	1,499
Benefits paid	(1,915)	(2,157)
Exchange rate adjustment	8,218	4,856

Fair value of plan assets at end of year	$71,871	$55,043

Reconciliation of Funded Status
Funded status	$(33,251)	$(24,368)
Contribution between September 30 and fiscal year end	544	204
Unrecognized transition obligation or (asset)	79	13
Unrecognized actuarial loss or (gain)	22,838	16,820
Unrecognized prior service cost	470	551

Net amount recognized	$(9,320)	$(6,780)

Amounts Recognized in the Balance Sheet Consist of
Prepaid benefit cost	$—	$60
Accrued benefit liability	(13,576)	(10,404)
Intangible asset	377	307
Accumulated other comprehensive income	3,879	3,257

Net amount recognized	$(9,320)	$(6,780)

Other comprehensive income attributable to change in additional minimum liability recognition	$622	$3,257

      The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for non-U.S. pension plans with accumulated benefit obligation in excess of plan assets were $28.7 million, $24.2 million and $12.0 million respectively, at September 30, 2003 and $20.8 million, $17.8 million and $9.4 million, respectively, at September 30, 2002.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The range of assumptions used for the non-U.S. defined benefit plans reflects the different economic environments within the various countries. The projected benefit obligation was determined using the following assumptions:

	2003	2002

Discount rate	5.21%	5.50%
Rate of increase in compensation levels	3.70%	3.80%
Expected long-term return on plan assets	7.34%	7.67%

15.     Income Taxes

      The reconciliation of income tax computed at the U.S. federal statutory rates to income tax expense is as follows:

	2003	2002	2001

U.S. federal statutory tax rate	35.0%	35.0%	35.0%
Income tax provision reconciliation:
Tax at statutory rate	$133,642	$49,123	$177,535
Irish income subject to lower tax rate	(46,169)	(23,882)	(22,265)
State income taxes, net of federal benefit	365	260	3,225
Research and development tax credits	(7,000)	(3,764)	(9,650)
Extraterritorial/ income exclusion	—	—	(7,700)
Amortization of goodwill/ intangibles	1,169	11,746	8,628
Net foreign tax in excess of U.S. federal statutory tax rate	1,185	960	497
Other, net	363	608	597

Total income tax provision	$83,555	$35,051	$150,867

      For financial reporting purposes, income before income taxes includes the following components:

	2003	2002	2001

Pretax income (loss):
Domestic	$9,679	$(123,461)	$217,457
Foreign	372,157	263,811	289,787

Total income before income taxes	$381,836	$140,350	$507,244

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of the provision for income taxes are as follows:

	2003	2002	2001

Current:
Federal	$28,136	$27,147	$113,334
Foreign	52,700	48,067	62,494
State	562	400	4,962

Total current	$81,398	$75,614	$180,790

Deferred (prepaid):
Federal	$1,922	$(41,868)	$(28,448)
Foreign	235	1,305	(1,475)

Total deferred (prepaid)	$2,157	$(40,563)	$(29,923)

      The Company’s practice is to reinvest indefinitely the earnings of certain international subsidiaries. Accordingly, no U.S. income taxes have been provided for approximately $1,306 million of unremitted earnings of international subsidiaries. As of November 1, 2003, the amount of unrecognized deferred tax liability on these unremitted earnings was $264 million. At November 1, 2003, the Company had general business credit carryovers of approximately $20.7 million that begin to expire in 2016, and a foreign tax credit of approximately $3.9 million that will expire in 2007.

      The significant components of the Company’s deferred tax assets and liabilities for the fiscal years ended November 1, 2003 and November 2, 2002 are as follows:

	2003	2002

Deferred tax assets:
Inventory reserves	$37,955	$41,204
Deferred income on shipments to distributors	20,415	26,250
Reserves for compensation and benefits	58,137	60,200
Tax credit carryovers	24,600	22,554
FAS 115 mark-to-market adjustment	(459)	1,983
Accrued liabilities	831	1,895
Other	2,770	4,817

Total gross deferred tax assets	144,249	158,903

Deferred tax liabilities:
Depreciation	(11,836)	(19,966)
Undistributed earnings of foreign subsidiaries	(4,358)	(6,768)
Other	(368)	(2,229)

Total gross deferred tax liabilities	(16,562)	(28,963)

Net deferred tax assets	$127,687	$129,940

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

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

matters will not be different than that which is reflected in the historical income tax provisions and accruals. Such differences could have a material impact on the Company’s income tax provision and operating results in the period in which such determination is made.

16.     Related Party Transactions

      Certain of the Company’s directors are affiliated with companies that sell products to the Company. Management believes the terms and prices for the purchases of these products are no less favorable than those obtained from unaffiliated parties. One of the Company’s directors became a director of Taiwan Semiconductor Manufacturing Company (TSMC) during fiscal 2002. The Company purchased approximately $232 million and $206 million of product from TSMC in fiscal year 2003 and 2002, respectively, and approximately $14 million and $19 million was payable to TSMC as of November 1, 2003 and November 2, 2002, respectively. Management anticipates the Company will make similar purchases in fiscal year 2004.

17.     Subsequent Event

      On November 17, 2003, the Board of Directors of the Company declared a cash dividend of $0.04 per outstanding share of common stock. The dividend was paid on December 17, 2003 to all stockholders of record at the close of business on November 28, 2003.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Analog Devices, Inc.

      We have audited the accompanying consolidated balance sheets of Analog Devices, Inc. as of November 1, 2003 and November 2, 2002, and the related consolidated statements of income, stockholders’ equity, comprehensive income and cash flows for each of the three years in the period ended November 1, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(d). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Analog Devices, Inc. at November 1, 2003 and November 2, 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 1, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note 2f to the consolidated financial statements, effective November 3, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ Ernst & Young LLP

Boston, Massachusetts

November 17, 2003, except for the fourth
 paragraph of Note 12, as to which the date
 is December 19, 2003

ANALOG DEVICES, INC.

SUPPLEMENTARY FINANCIAL INFORMATION
(Unaudited)

      Quarterly financial information for fiscal 2003 and fiscal 2002 (thousands, except per share amounts and as noted):

	4Q03	3Q03	2Q03	1Q03	4Q02	3Q02	2Q02	1Q02

Net sales	557,517	520,445	501,883	467,423	455,718	445,448	413,368	392,974
Cost of sales	246,605	233,846	228,423	214,286	213,084	208,182	192,537	189,177

Gross margin	310,912	286,599	273,460	253,137	242,634	237,266	220,831	203,797
% of sales	56%	55%	55%	54%	53%	53%	53%	52%
Operating expenses:
Research and development	114,422	113,672	112,829	109,309	109,299	107,040	102,821	104,709
Selling, marketing, general and administrative	75,007	72,178	71,509	69,315	69,204	67,138	62,354	58,358
Amortization of intangibles*	660	656	656	652	14,207	14,327	14,234	14,105
Special charges	9,193	341	—	—	8,405	12,839	27,250	—

Total operating expenses	199,282	186,847	184,994	179,276	201,115	201,344	206,659	177,172
% of sales	36%	36%	37%	38%	44%	45%	50%	45%
Operating income	111,630	99,752	88,466	73,861	41,519	35,922	14,172	26,625
% of sales	20%	19%	18%	16%	9%	8%	3%	7%
Nonoperating (income) expenses:
Interest expense	7,669	7,763	8,005	8,793	10,286	10,847	9,542	13,783
Interest income	(8,679)	(9,999)	(10,554)	(11,963)	(14,610)	(14,566)	(15,358)	(20,359)
Other, net	361	762	(403)	118	(517)	(21)	(48)	(1,091)

Total nonoperating (income) expense	(649)	(1,474)	(2,952)	(3,052)	(4,841)	(3,740)	(5,864)	(7,667)

Income before income taxes	112,279	101,226	91,418	76,913	46,360	39,662	20,036	34,292
% of sales	20%	19%	18%	16%	10%	9%	5%	9%
Provision for income taxes	24,252	22,270	20,112	16,921	11,590	8,249	5,610	9,602

Net income	88,027	78,956	71,306	59,992	34,770	31,413	14,426	24,690

% of sales	16%	15%	14%	13%	8%	7%	4%	6%
Per share — basic	.24	.22	.20	.17	.10	.09	.04	.07

Per share — diluted	.23	.21	.19	.16	.09	.08	.04	.06

Shares used to compute earnings per share (in thousands)
Basic	368,511	366,025	364,267	363,138	364,019	365,065	364,545	363,147

Diluted	387,381	384,166	379,163	378,197	377,285	380,770	383,455	383,471

*	Acquisition-related goodwill is no longer amortized effective November 3, 2002, in accordance with FAS 142.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

      (a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of November 1, 2003. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of November 1, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

      (b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended November 1, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The response to this item is contained in part under the caption “EXECUTIVE OFFICERS OF THE COMPANY” in Part I of this Annual Report on Form 10-K, and the remainder is contained in our proxy statement for the Annual Meeting of Stockholders to be held on March 9, 2004 under the caption “Proposal 1 — Election of Directors,” and is incorporated herein by reference. Information relating to certain filings on Forms 3, 4, and 5 is contained in our 2004 proxy statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference. Information required by this item pursuant to Item 402(h) and 402(i) of Regulation S-K relating to an audit committee financial expert and identification of the audit committee of our board of directors is contained in our 2004 proxy statement under the caption “Corporate Governance” and is incorporated herein by reference.

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

      The response to this item is contained in our 2004 proxy statement under the captions “Directors’ Compensation,” “Information About Executive Compensation,” “Severance and Other Agreements” and “Compensation Committee Interlocks and Insider Participation,” and is incorporated herein by reference.

      The sections entitled “Report of the Compensation Committee” and “Comparative Stock Performance Graph” in our 2004 proxy statement are not incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The response to this item is contained in our 2004 proxy statement under the caption “Security Ownership of Certain Beneficial Owners and Management,” and “Securities Authorized for Issuance Under Equity Compensation Plans,” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The response to this item is contained in our 2004 proxy statement under the caption “Certain Relationships and Related Transactions,” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The response to this item is contained in our 2004 proxy statement under the caption “Independent Auditors Fees and Other Matters,” and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)     The following are filed as part of this Annual Report on Form 10-K:

1.     Financial Statements

      The following consolidated financial statements are included in Item 8:

—	Consolidated Statements of Income for the years ended November 1, 2003, November 2, 2002 and November 3, 2001

—	Consolidated Balance Sheets as of November 1, 2003 and November 2, 2002

—	Consolidated Statements of Stockholders’ Equity for the years ended November 1, 2003, November 2, 2002 and November 3, 2001

—	Consolidated Statements of Comprehensive Income for the years ended November 1, 2003, November 2, 2002 and November 3, 2001

—	Consolidated Statements of Cash Flows for the years ended November 1, 2003, November 2, 2002 and November 3, 2001

(b)     Reports on Form 8-K

      On August 14, 2003, we furnished a Current Report on Form 8-K under Item 9 (pursuant to Item 12) containing a press release announcing our financial results for the fiscal quarter ended August 2, 2003.

      On September 3, 2003, we filed a Current Report on Form 8-K under Item 5 containing a press release announcing that we called for the redemption on October 1, 2003 of our 4.75% Convertible Subordinated Notes due 2005.

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

Date: December 23, 2003

      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ RAY STATA Ray Stata	Chairman of the Board	December 23, 2003

/s/ JERALD G. FISHMAN Jerald G. Fishman	President, Chief Executive Officer and Director (Principal Executive Officer)	December 23, 2003

/s/ JOSEPH E. MCDONOUGH Joseph E. McDonough	Vice President-Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	December 23, 2003

/s/ JAMES A. CHAMPY James A. Champy	Director	December 23, 2003

/s/ JOHN L. DOYLE John L. Doyle	Director	December 23, 2003

/s/ CHRISTINE KING Christine King	Director	December 23, 2003

/s/ F. GRANT SAVIERS F. Grant Saviers	Director	December 23, 2003

/s/ KENTON J. SICCHITANO Kenton J. Sicchitano	Director	December 23, 2003

/s/ LESTER C. THUROW Lester C. Thurow	Director	December 23, 2003

ANALOG DEVICES, INC.

ANNUAL REPORT ON FORM 10-K
YEAR ENDED NOVEMBER 1, 2003
ITEM 15(d)
FINANCIAL STATEMENT SCHEDULE

ANALOG DEVICES, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Years ended November 1, 2003, November 2, 2002 and November 3, 2001

(Thousands)

	Balance at	Additions		Balance at
	Beginning of	Charged to		End of
Description	Period	Income Statement	Deductions	Period

Accounts Receivable Reserves and Allowances:
Year ended November 3, 2001	$13,156	$8,163	$5,921	$15,398

Year ended November 2, 2002	$15,398	$6,285	$6,177	$15,506

Year ended November 1, 2003	$15,506	$2,835	$8,282	$10,059

S-1

Exhibit Index

Exhibit
No.	Description

3.1	Restated Articles of Organization of Analog Devices, Inc., as amended, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 1-7819) for the quarterly period ended January 30, 1999 as filed with the Commission on March 15, 1999 and incorporated herein by reference.
3.2	By-Laws of Analog Devices, Inc., as amended, filed as an exhibit to the Company’s Form 10-K for the fiscal year ended November 2, 2002 (File No. 1-7819) as filed with the Commission on January 29, 2003 and incorporated herein by reference.
4.1	Rights Agreement, dated as of March 18, 1998 between Analog Devices Inc. and BankBoston, N.A., as Rights Agent, filed as an exhibit to Analog Devices Inc.’s Current Report on Form 8-K (File No. 1-07819) as filed with the Commission on March 19, 1998, as amended by Amendment No. 1 filed as an exhibit to the Company’s Form 8-K/A (File No. 1-07819) as filed with the Commission on November 11, 1999 and incorporated herein by reference.
*†10.1	Analog Devices, Inc. Deferred Compensation Plan, as amended by Amendment No. 1 dated December 3, 1996, Amendment No. 2 dated March 11, 1997, Amendment No. 3 dated November 5, 1997 and Amendment No. 4 dated September 10, 2003.
*10.2	1998 Stock Option Plan of Analog Devices Inc., as amended, filed as an exhibit to the Company’s Form 10-K for the fiscal year ended November 2, 2002 (File No. 1-7819) as filed with the Commission on January 29, 2003 and incorporated herein by reference.
*10.3	Analog Devices BV (Ireland) Employee Stock Option Program, as amended, filed as an exhibit to the Company’s Form 10-K for the fiscal year ended November 2, 2002 (File No. 1-7819) as filed with the Commission on January 29, 2003 and incorporated herein by reference.
*10.4	Restated 1988 Stock Option Plan of Analog Devices, Inc., filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 1997 (File No. 1-7819) as filed with the Commission on June 17, 1997 and incorporated herein by reference.
*10.5	1991 Restricted Stock Plan of Analog Devices, Inc., filed as an exhibit to the Company’s Form 10-K for the fiscal year ended November 1, 1997 (File No. 1-7819) as filed with the Commission on January 28, 1998 and incorporated herein by reference.
*10.6	1994 Director Option Plan of Analog Devices, Inc., as amended, filed as an exhibit to the Company’s Form 10-K for the fiscal year ended November 2, 2002 (File No. 1-7819) as filed with the Commission on January 29, 2003 and incorporated herein by reference.
10.7	BCO Technologies plc Unapproved Share Option Scheme, filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-50092) as filed with the Commission on November 16, 2000 and incorporated herein by reference.
10.8	BCO Technologies plc Approved Share Option Scheme, filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-50092) as filed with the Commission on November 16, 2000 and incorporated herein by reference.
10.9	ChipLogic, Inc. Amended and Restated 1998 Stock Plan, filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-53314) as filed with the Commission on January 5, 2001 and incorporated herein by reference.
10.10	Staccato Systems, Inc. 1998 Stock Plan, filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-53828) as filed with the Commission on January 17, 2001 and incorporated herein by reference.
10.11	Various individual stock restriction and similar agreements between the registrant and employees thereof relating to ChipLogic, Inc., filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-57444) as filed with the Commission on March 22, 2001, as amended by Amendment No. 1 filed as an exhibit to the Company’s Post-Effective Amendment to Registration Statement on Form S-8 (File No. 333-57444) as filed with the Commission on March 23, 2001 and incorporated herein by reference.

Exhibit
No.	Description

10.12	Analog Devices, Inc. 2001 Broad-Based Stock Option Plan, as amended, filed as an exhibit to the Company’s Form 10-K for the fiscal year ended November 2, 2002 (File No. 1-7819) as filed with the Commission on January 29, 2003 and incorporated herein by reference.
10.13	Amended and restated lease agreement dated May 1, 1992 between Analog Devices, Inc. and the trustees of Everett Street Trust relating to the premises at 3 Technology Way, Norwood, Massachusetts, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 1, 1997 (File No. 1-7819) as filed with the Commission on January 28, 1998 and incorporated herein by reference.
10.14	Guaranty dated as of May 1, 1994 between Analog Devices, Inc. and Metropolitan Life Insurance Company relating to the premises at 3 Technology Way, Norwood, Massachusetts, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000 (File No. 1-7819) as filed with the Commission on January 28, 2000 and incorporated herein by reference.
10.15	Letter Agreement dated as of May 18, 1994 between Analog Devices, Inc. and Metropolitan Life Insurance Company relating to the premises at 3 Technology Way, Norwood, Massachusetts, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000 (File No. 1-7819) as filed with the Commission on January 28, 2000 and incorporated herein by reference.
10.16	Reimbursement Agreement dated May 18, 1992 between Analog Devices, Inc. and the trustees of Everett Street Trust, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 1, 1997 (File No. 1-7819) as filed with the Commission on January 28, 2002 and incorporated herein by reference.
10.17	Lease agreement dated August 8, 1990 between Precision Monolithics, Inc. and Bourns, Inc. relating to the premises at 1525 Comstock Road, Santa Clara, California, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 3, 2001 (File No. 1-7819) as filed with the Commission on January 28, 2002 and incorporated herein by reference.
10.18	Lease amendment dated May 1, 1996 to the Lease Agreement dated August 8, 1990 between Analog Devices, Inc. and Bourns, Inc., relating to premises located at 1525 Comstock Road, Santa Clara, California, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 3, 2001 (File No. 1-7819) as filed with the Commission on January 28, 2002 and incorporated herein by reference.
*10.19	Form of Employee Retention Agreement, as amended, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 1, 1997 (File No. 1-7819) as filed with the Commission on January 28, 1998 and incorporated herein by reference.
*10.20	Employee Change in Control Severance Policy of Analog Devices, Inc., as amended, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended October 30, 1999 (File No. 1-7819) as filed with the Commission on January 28, 2000 and incorporated herein by reference.
*10.21	Employee Change in Control Severance Policy of Analog Devices, Inc., as amended, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended October 30, 1999 (File No. 1-7819) as filed with the Commission on January 28, 2000 and incorporated herein by reference.
*10.22	Senior Management Change in Control Severance Policy of Analog Devices, Inc., as amended, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended October 30, 1999 (File No. 1-7819) as filed with the Commission on January 28, 2000 and incorporated herein by reference.

Exhibit
No.	Description

*10.23	Letter agreement between Analog Devices Inc. and Jerald G. Fishman dated June 21, 2000 relating to acceleration of stock options upon the occurrence of certain events, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 3, 2001 (File No. 1-7819) as filed with the Commission on January 28, 2002 and incorporated herein by reference.
10.24	Lease Agreement dated June 16, 1995 between Analog Devices, Inc. and Ferrari Brothers, relating to the premises at 610 Weddell Drive, Sunnyvale, California, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 3, 2001 (File No. 1-7819) as filed with the Commission on January 28, 2002 and incorporated herein by reference.
10.25	Lease amendment dated March 1, 1996 to the Lease Agreement dated June 16, 1995 between Analog Devices, Inc. and Ferrari Brothers, relating to premises located at 610 Weddell Drive, Sunnyvale, California, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 3, 2001 (File No. 1-7819) as filed with the Commission on January 28, 2002 and incorporated herein by reference.
10.26	Lease amendment dated March 21, 2000 to the Lease Agreement dated June 16, 1995 between Analog Devices, Inc. and Ferrari Brothers, relating to premises located at 610 Weddell Drive, Sunnyvale, California, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 3, 2001 (File No. 1-7819) as filed with the Commission on January 28, 2002 and incorporated herein by reference.
10.27	Lease Agreement dated February 8, 1996 between Analog Devices, Inc. and Massachusetts Institute of Technology, relating to premises located at 21 Osborn Street, Cambridge, Massachusetts, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 3, 2001 (File No. 1-7819) as filed with the Commission on January 28, 2002 and incorporated herein by reference.
*†10.28	Trust Agreement for Deferred Compensation Plan dated as of October 1, 2003 between Analog Devices, Inc. and Fidelity Management Trust Company.
14	Analog Devices, Inc. Code of Business Conduct and Ethics, filed as an exhibit to the Company’s Form 10-K for the fiscal year ended November 2, 2002 (File No. 1-7819) as filed with the Commission on January 29, 2003 and incorporated herein by reference.
†21	Subsidiaries of the Company.
†23	Consent of Ernst & Young LLP.
†31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
†31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
†32.1	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).
†32.2	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer).

†	Filed Herewith.

*	Management contracts and compensatory plan or arrangements required to be filed as an Exhibit pursuant to Item 15(c) of Form 10-K.