Form 10-Q
period 2004-01-31
ANALOG DEVICES INC
filed 2004-02-17
CIK 6281

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2004

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [  ]

     As of January 31, 2004 there were 373,775,839 shares of Common Stock, $0.16 2/3 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(thousands, except per share amounts)

	Three Months Ended

	January 31, 2004	February 1, 2003

Net sales	$605,353	$467,423
Cost of sales	259,888	214,286

Gross margin	345,465	253,137
Operating expenses:
Research and development	119,953	109,309
Selling, marketing, general and administrative	79,238	69,315
Amortization of intangibles	677	652

	199,868	179,276
Operating income	145,597	73,861
Nonoperating (income) expenses:
Interest expense	12	8,793
Interest income	(6,421)	(11,963)
Other, net	2,212	118

	(4,197)	(3,052)

Income before income taxes	149,794	76,913
Provision for income taxes	32,955	16,921

Net income	$116,839	$59,992

Shares used to compute earnings per share – basic	372,052	363,138

Shares used to compute earnings per share – diluted	392,904	378,197

Earnings per share – basic	$0.31	$0.17

Earnings per share – diluted	$0.30	$0.16

Dividends declared per share	$0.04	$—

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands)

	January 31, 2004	November 1, 2003	February 1, 2003

Assets
Cash and cash equivalents	$1,010,805	$517,874	$1,552,371
Short-term investments	1,295,720	1,598,869	1,447,361
Accounts receivable, net	315,900	294,781	231,422
Inventories:
Raw materials	7,982	7,864	14,936
Work in process	213,189	217,963	223,669
Finished goods	71,455	61,675	55,873

	292,626	287,502	294,478
Deferred tax assets	135,000	144,249	144,879
Prepaid expenses and other current assets	40,131	42,441	40,554

Total current assets	3,090,182	2,885,716	3,711,065

Property, plant and equipment, at cost:
Land and buildings	292,905	294,349	294,247
Machinery and equipment	1,274,250	1,275,544	1,386,093
Office equipment	94,106	93,768	93,499
Leasehold improvements	117,178	118,054	130,702

	1,778,439	1,781,715	1,904,541
Less accumulated depreciation and amortization	1,117,548	1,110,575	1,149,970

Net property, plant and equipment	660,891	671,140	754,571

Deferred compensation plan investments	316,807	304,008	273,714
Other investments	39,728	37,565	2,881
Goodwill	163,373	163,373	163,373
Other intangible assets, net	7,987	8,646	10,612
Other assets	23,269	22,429	116,086

Total other assets	551,164	536,021	566,666

	$4,302,237	$4,092,877	$5,032,302

     See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands, except share amounts)

	January 31, 2004	November 1, 2003	February 1, 2003

Liabilities and Stockholders’ Equity
Short-term borrowings and current portion of obligations under capital leases	$—	$—	$2,561
Accounts payable	116,777	99,336	80,389
Deferred income on shipments to distributors	138,266	121,345	106,686
Income taxes payable	154,599	129,810	138,752
Accrued liabilities	100,844	112,986	138,909

Total current liabilities	510,486	463,477	467,297

Long-term debt and obligations under capital leases	—	—	1,275,516
Deferred income taxes	15,000	16,562	20,000
Deferred compensation plan liability	321,200	308,435	278,891
Other non-current liabilities	17,560	16,329	17,533

Total non-current liabilities	353,760	341,326	1,591,940

Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $1.00 par value, 471,934 shares authorized, none outstanding	—	—	—
Common stock, $0.16 2/3 par value, 600,000,000 shares authorized, 377,819,658 shares issued (374,274,656 on November 1, 2003 and 368,703,550 on February 1, 2003)	62,971	62,380	61,452
Capital in excess of par value	879,123	836,233	771,249
Retained earnings	2,579,870	2,477,900	2,239,611
Accumulated other comprehensive income	8,101	2,966	1,834

	3,530,065	3,379,479	3,074,146
Less 4,043,819 shares in treasury, at cost (4,040,414 on November 1, 2003 and 4,474,620 on February 1, 2003)	92,074	91,405	101,081

Total stockholders’ equity	3,437,991	3,288,074	2,973,065

	$4,302,237	$4,092,877	$5,032,302

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(thousands)

	Three Months Ended

	January 31, 2004	February 1, 2003

Cash flows from operating activities:
Net income	$116,839	$59,992
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	37,565	41,539
Amortization of intangibles	677	652
Deferred income taxes	8,363	4,943
Other non-cash expense	4,172	2,282
Changes in operating assets and liabilities	24,032	(4,153)

Total adjustments	74,809	45,263

Net cash provided by operating activities	191,648	105,255

Cash flows from investing activities:
Purchases of short-term available-for-sale investments	(898,815)	(1,235,318)
Maturities of short-term available-for-sale investments	1,201,964	1,072,227
Additions to property, plant and equipment, net	(27,073)	(14,953)
(Increase) decrease in other assets	(556)	5,716

Net cash provided by (used for) investing activities	275,520	(172,328)

Cash flows from financing activities:
Net proceeds from employee stock plans	40,376	6,731
Dividend payments to stockholders	(14,869)	—
Payments on capital lease obligations	—	(1,404)
Net decrease in variable rate borrowings	—	(950)

Net cash provided by financing activities	25,507	4,377

Effect of exchange rate changes on cash	256	1,314

Net increase (decrease) in cash and cash equivalents	492,931	(61,382)
Cash and cash equivalents at beginning of period	517,874	1,613,753

Cash and cash equivalents at end of period	$1,010,805	$1,552,371

See accompanying notes.

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2004
(all tabular amounts in thousands except per share amounts and percentages)

Note 1 – Basis of Presentation

In the opinion of management, the information furnished in the accompanying condensed consolidated financial statements reflects all normal recurring adjustments that are necessary to fairly state the results for these interim periods and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended November 1, 2003 and related notes. The results of operations for the interim periods shown in this report are not necessarily indicative of the results that may be expected for the fiscal year ending October 30, 2004 or any future period.

The Company has a 52-53 week fiscal year that ends on the Saturday closest to the last day in October. Fiscal 2004 and fiscal 2003 are 52-week fiscal years.

Note 2 – Stock-Based Compensation

As permitted by FAS 148 and FAS 123, the Company applies the accounting provisions of Accounting Principle Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, with regard to the measurement of compensation cost for options granted under the Company’s equity compensation plans, consisting of the 2001 Broad-Based Stock Option Plan, the 1998 Stock Option Plan, the Restated 1994 Director Option Plan, the Restated 1988 Stock Option Plan, the 1992 Employee Stock Purchase Plan and the 1998 International Employee Stock Purchase Plan. Had expense been recognized using the fair value method described in FAS 123, using the Black-Scholes option-pricing model, the Company would have reported the following results of operations:

	Three Months Ended

	January 31, 2004	February 1, 2003

Net income, as reported	$116,839	$59,992

Add: stock-based employee compensation expense included in reported net income, net of related tax effects	1,583	1,700
Deduct: total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(50,289)	(57,966)

Pro forma net income	$68,133	$3,726

Earnings per share:
Basic – as reported	$0.31	$0.17

Basic – pro forma	$0.18	$0.01

Diluted – as reported	$0.30	$0.16

Diluted – pro forma	$0.17	$0.01

Note 3 – Comprehensive Income

Components of comprehensive income include net income and certain transactions that have generally been reported in the consolidated statement of stockholders’ equity and consisted of the following:

	Three Months Ended

	January 31, 2004	February 1, 2003

Net income	$116,839	$59,992
Foreign currency translation	874	1,223
Change in unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period (net of taxes of $757 and $1,176, respectively)	1,405	2,183
Less: reclassification adjustment for (gains) losses included in net income	1,219	—

Net unrealized gains (losses) on securities	2,624	2,183

Change in unrealized gains (losses) on derivative instruments designated as cash flow hedges	1,637	336

Other comprehensive income (loss)	5,135	3,742

Comprehensive income	$121,974	$63,734

Accumulated other comprehensive income at January 31, 2004 consisted of net unrealized gains on available-for-sale securities of $1.5 million, unrealized gains on derivative instruments of $4.4 million, minimum pension liability adjustments of $(2.5) million and foreign currency translation adjustments of $4.7 million. Accumulated other comprehensive income at February 1, 2003 consisted of net unrealized losses on available-for-sale securities of $(1.7) million, unrealized gains on derivative instruments of $3.6 million, minimum pension liability adjustments of $(2.1) million and foreign currency translation adjustments of $2.0 million.

Note 4 – Short-term investments

Substantially all of the Company’s short-term investments have contractual maturities of twelve months or less at time of acquisition. Because of the short term to maturity, and hence relative price insensitivity to changes in market interest rates, amortized cost approximates fair value for all of these securities. No realized or unrealized gains or losses were recorded during the three months ended January 31, 2004. No realized gains or losses and $1.6 million of unrealized gains were recorded for the three months ended February 1, 2003.

Note 5 – Derivative Instruments and Hedging Agreements

The Company enters into forward foreign exchange contracts to offset certain operational and balance sheet exposures from the impact of changes in foreign currency exchange rates. Such exposures result from the portion of the Company’s operations, assets and liabilities that are denominated in currencies other than the U.S. dollar, primarily the Japanese Yen, British Pounds Sterling and the Euro. These foreign exchange contracts are entered into to support product sales, purchases and financing transactions made in the normal course of business, and accordingly, are not speculative in nature.

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

Foreign Exchange Exposure Management — The Company has significant international sales and purchase transactions in foreign currencies and has a policy of hedging forecasted and actual foreign currency risk with forward foreign exchange contracts. The Company’s forward foreign exchange contracts are denominated in Japanese Yen, British Pounds Sterling and the Euro and are for periods consistent with the terms of the underlying transactions, generally one year or less. Derivative instruments are employed to eliminate or minimize certain foreign currency exposures that can be confidently identified and quantified. In accordance with FAS 133, hedges related to anticipated transactions are designated and documented at the inception of the respective hedges as cash flow hedges and are evaluated for effectiveness monthly. As the terms of the contract and the underlying transaction are matched at inception, forward contract effectiveness is calculated by comparing the change in fair value of the contract to the change in the forward value of the anticipated transaction, with the effective portion of the gain or loss on the derivative instrument reported as a component of OCI in stockholders’ equity and reclassified into earnings in the same period during which the hedged transaction affects earnings. Any residual change in fair value of the instruments, or ineffectiveness, is recognized immediately in other expense. No ineffectiveness was recognized during the first three months of fiscal 2004 or fiscal 2003.

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

The following table summarizes activity in other comprehensive income related to derivatives classified as cash flow hedges held by the Company during the period from November 2, 2003 through January 31, 2004:

Accumulated gain included in other comprehensive income as of November 1, 2003	$2,809
Changes in fair value of derivatives – gain (loss)	2,748
Less: Reclassifications into earnings from other comprehensive income	(1,111)

Accumulated gain included in other comprehensive income as of January 31, 2004	$4,446

All of the accumulated gain will be reclassified into earnings over the next twelve months.

Note 6 – Special Charges

A summary of the activity in accrued restructuring is as follows:

	Fiscal 2003	Fiscal 2002			Fiscal 2001

	4th Quarter	2nd Quarter	3rd Quarter	4th Quarter	Special
Accrued Restructuring	Special Charges	Special Charges	Special Charges	Special Charges	Charges	Total

Balance at November 1, 2003	$2,042	$6,075	$1,114	$678	$1,423	$11,332

Severance payments	(1,037)	(2,178)	(706)	(294)	(867)	(5,082)
Other cash payments	(15)	(1,759)	—	(89)	(4)	(1,867)
Effect of foreign currency translation on accrual	—	—	18	—	—	18

Balance at January 31, 2004	$990	$2,138	$426	$295	$552	$4,401

     Fiscal 2003 Charges

During the third quarter of fiscal 2003, the Company recorded a special charge of $0.3 million. The charge included a $2.0 million write-down of equipment to fair value due to a decision to outsource the assembly of products in plastic packages, which had been done internally at the Company’s facility in the Philippines. This amount was the net book value of the assets used in plastic assembly, net of proceeds received from the sale in the third quarter of a portion of the assets. The Company also decided to abandon efforts to develop a particular expertise in optical communications that resulted in the write-down of $2.7 million of equipment to its fair value. During the quarter ended August 2, 2003, the Company determined that the costs remaining to be paid for certain restructuring charges would be less than the amount originally recorded. Accordingly, the Company recorded a change in estimate reducing the restructuring accruals by $4.4 million related to prior restructuring charges as more fully described below.

During the fourth quarter of fiscal 2003, the Company recorded a special charge of $9.2 million as a result of a decision to close a small manufacturing facility in Belfast, Northern Ireland that supplied foundry substrate services for optical applications. The charge included $2.0 million of severance and fringe benefit costs for approximately 57 manufacturing employees and 14 engineering and administrative employees, 43 of whom had been terminated as of January 31, 2004. The charge also included $6 million related to the write-down of property, plant and equipment to its fair value and $1.2 million related to the write-down of various other assets to their fair values. The closure is anticipated to be completed during the second quarter of fiscal 2004.

Of the $9.5 million of special charges recorded in fiscal 2003, $1 million related to separation costs remained accrued as of January 31, 2004. All remaining severance will be paid in the second quarter of fiscal 2004.

     Fiscal 2002 Charges

During the second quarter of fiscal 2002, the Company recorded special charges of approximately $27.2 million. The second quarter charge was comprised of $25.7 million related to the planned transfer of production from the Company’s three older four-inch wafer fabrication facilities to the Company’s three six-inch and one eight-inch wafer fabrication facilities, and $3 million primarily related to the impairment of an investment, which was partially offset by an adjustment of $1.5 million related to equipment cancelation fees recorded in fiscal year 2001. The investment impairment, which was related to an equity investment in a private company, was due to the Company’s decision to abandon the product strategy for which the investment was made. Included in the $25.7 million special charge were severance and fringe benefit costs of $15.3 million for 509 manufacturing employees in the United States and Ireland, $2.3 million related to the write-down of equipment to be abandoned and $8.1 million of other charges, primarily related to lease termination and cleanup costs. The write-down of equipment was principally due to a decision to discontinue various product development strategies. In the third quarter of fiscal 2003, the Company reversed $2.9 million of the accrual primarily due to lower than previously expected severance costs. The lower severance costs were the result of a reduction in the number of separated employees and, to a lesser extent, the average tenure of separated employees differing from estimates. The 509 employees projected to be terminated at the time of the original charge was adjusted down to 439 and, as of January 31, 2004, substantially all of the employees had been terminated. The reduction in the number of employees to be terminated was due to the transfer of employees, which primarily occurred in the third quarter of fiscal 2003, to positions in the Company’s six-inch wafer fabrication facilities where the Company experienced an unexpected increase in demand for its products. All the closure and consolidation actions planned related to the Company’s four-inch wafer fabrication facilities are now complete. The equipment disposition and clean-up activity is underway at each site and the related clean up costs, which were included in the special charge, will be expended as this activity is completed. The remaining clean-up will be substantially complete by the end of the second quarter of fiscal 2004. Since severance costs are paid as income continuance at some locations, these amounts will be expended over time subsequent to the final termination of employment.

During the third quarter of fiscal 2002, the Company recorded special charges of approximately $12.8 million. The charges included severance and fringe benefit costs of $3.7 million related to cost reduction actions taken in several product groups and, to a lesser extent, in manufacturing, $3.8 million related to the impairment of an investment, $3.4 million related to the impairment of goodwill associated with the closing of an Austrian design center acquired in fiscal 2001 and $1.9 million primarily related to the abandonment of equipment and lease cancelation fees. The investment impairment, which was related to an equity investment in a private company, was due to the Company’s decision to abandon the product strategy for which the investment was made. The severance and fringe benefit costs were for approximately 70 engineering employees in the United

States, Europe and Canada, and approximately 30 manufacturing employees in the United States, all of whom had been terminated as of January 31, 2004.

During the fourth quarter of fiscal 2002, the Company recorded special charges of approximately $8.4 million. The charges included severance and fringe benefit costs of $2.5 million related to cost reduction actions taken in the sales group, several product groups and the Company’s manufacturing test operations for approximately 65 employees in the United States and Europe, all of whom had been terminated as of November 1, 2003. The charges also included $2.1 million related to the impairment of investments, $1.8 million primarily related to the abandonment of equipment and lease cancelation fees and a change in estimate of $2.0 million for additional estimated clean-up costs originally recorded in the second quarter of fiscal 2002. The investment impairment charges were related to the decline in fair value of a publicly traded equity investment to less than its cost basis that was determined to be other-than-temporary, and to an equity investment in a private company. The private company equity investment was part of a product strategy that the Company decided to abandon.

Of the $48.5 million of special charges recorded in fiscal 2002, $1.5 million primarily related to clean-up costs and $1.3 million related to separation costs, primarily being paid as income continuance, remained accrued as of January 31, 2004.

     Fiscal 2001 Charges

During fiscal 2001, the Company recorded special charges of approximately $47 million related to cost reduction actions taken in response to the economic climate at that time. The actions consisted of workforce reductions in manufacturing and, to a lesser extent, in selling, marketing and administrative areas as well as a decision to consolidate worldwide manufacturing operations and rationalize production planning and quality activities. The cost reductions included severance and fringe benefit costs of $29.6 million for approximately 1,200 employees in the United States, Europe, Asia and the Philippines, substantially all of whom had been terminated as of January 31, 2004. The special charges also included $11.6 million related to the abandonment of equipment resulting from the consolidation of worldwide manufacturing operations and $5.8 million of other charges primarily related to equipment and lease cancelation fees. Based on the results of negotiations with vendors regarding purchase order cancelation fees, the amount paid was $1.5 million less than the amount recorded for such charges and, accordingly, the Company adjusted the provision for purchase order cancelation fees by $1.5 million in the second quarter of fiscal 2002 to reflect this change in estimate. In the third quarter of fiscal 2003, the Company determined that the severance costs remaining to be paid would be $1.3 million less than the amount originally recorded for these charges and also determined that $0.2 million originally reserved for the termination of two leases would not be required. Therefore, the Company adjusted the provision for these severance and other costs in the third quarter of fiscal 2003 to reflect this change in estimate.

Of the $47.0 million of special charges recorded in fiscal 2001, $0.6 million remained accrued as of January 31, 2004, and primarily represents severance payments being paid as income continuance to certain of the 1,200 terminated employees, predominantly in the United States, substantially all of which will be paid by the end of fiscal 2004.

Note 7 – Earnings Per Share

Basic earnings per share is computed based only on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential future issuances of common stock relating to stock option programs and other potentially dilutive securities. In calculating diluted earnings per share, the dilutive effect of stock options is computed using the average market price for the respective period. Potential shares related to convertible debt and certain of the Company’s outstanding stock options were excluded because they were anti-dilutive. Those potential shares related to the Company’s outstanding stock options could be dilutive in the future. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended

	January 31, 2004	February 1, 2003

Basic:
Net income	$116,839	$59,992

Weighted shares outstanding	372,052	363,138

Earnings per share	$0.31	$0.17

Diluted:
Net income	$116,839	$59,992

Weighted shares outstanding	372,052	363,138
Assumed exercise of common stock equivalents	20,852	15,059

Weighted average common and common equivalent shares	392,904	378,197

Earnings per share	$0.30	$0.16

Anti-dilutive shares related to:
Outstanding stock options	1,345	43,515
Convertible debt	—	9,247

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

Note 9 – New Accounting Standards

Consolidation of Variable Interest Entities

In January 2003, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied to the first interim or annual period beginning after December 15, 2003. The Company is required to adopt, and will adopt, the provisions of FIN 46 in the second quarter of fiscal 2004 and does not expect the adoption to have a material impact on its financial position or results of operations.

Note 10 – Goodwill and Other Intangible Assets

Beginning in fiscal 2003, the Company adopted Statement of Financial Accounting Standards No. 142 (FAS 142), “Goodwill and Other Intangible Assets.” As a result, the Company discontinued amortizing the remaining balances of goodwill beginning November 3, 2002. Instead the Company annually evaluates goodwill for impairment. The Company will also evaluate goodwill whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from estimated future cash flows.

Other intangible assets at January 31, 2004 and February 1, 2003, which will continue to be amortized, consisted of the following:

	January 31, 2004		February 1, 2003

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Technology-based	$16,923	$9,592	$16,923	$7,211
Tradename	1,167	603	1,167	478
Other	6,147	6,055	6,147	5,936

Total	$24,237	$16,250	$24,237	$13,625

The Company expects annual amortization expense for these intangible assets to be:

Fiscal	Amortization
Years	Expense

2004	$2,637
2005	2,306
2006	1,312
2007	1,312
2008	938
2009	141

Note 11 – Guarantees and Product Warranties

Under the terms of a lease agreement related to the Company’s headquarters facility in Norwood, Massachusetts, the Company has agreed to assume the note related to the property in the event of default by the lessor. Assumption of the note, which was approximately $8.8 million at January 31, 2004, would entitle the Company to a first lien on the property. The lease expires in May 2007. The guarantee was made by the Company to allow the lessor to obtain a lower cost of borrowing. The Company has also provided certain indemnities under which it may be required to make payments to an indemnified party in connection with certain transactions and agreements, in particular, with respect to certain acquisitions and divestitures, the Company has provided customary indemnities for such matters as environmental, tax, product and employee liabilities. In addition, in connection with various other agreements, including subsidiary banking agreements, the Company may provide routine guarantees. Generally the potential amount of future maximum payments cannot be reasonably estimated and therefore, the Company has not recorded any liability for these indemnities in the consolidated financial statements. The duration of the indemnities varies, and in many cases is indefinite.

The Company generally offers a 12-month warranty for its products. The Company’s warranty policy provides for replacement of the defective product. Specific accruals are recorded for known product warranty issues. Product warranty expenses were not material during the three months ended January 31, 2004 and February 1, 2003.

Note 12 – Common Stock Repurchase

In August 2002, the Company’s Board of Directors approved the repurchase of up to 15 million shares of common stock. As of January 31, 2004, the Company had repurchased 4,351,751 shares of its common stock at an average purchase price of $22.47 per share. The repurchased shares are held as treasury shares and are being used for the employee stock purchase plan and other benefit plans.

Note 13 – Subsequent Event

On February 11, 2004, the Company’s Board of Directors declared a cash dividend of $0.04 per outstanding share of common stock. The dividend will be paid on March 17, 2004 to all stockholders of record at the close of business on February 27, 2004.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended November 1, 2003.

This Quarterly Report on Form 10-Q, including the section entitled “Outlook,” contains or incorporates forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. We have included important factors in the cautionary statements below under the heading “Factors That May Affect Future Results” that we believe could cause our actual results to differ materially from the forward-looking statements we make. We do not intend to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Results of Operations

First Quarter 2004 Overview

We recorded quarterly net sales of $605.4 million in the first quarter of fiscal 2004, an increase of 30% from the amount recorded in the first quarter of fiscal 2003 and a 9% increase in sales from the fourth quarter of fiscal 2003. Our gross margin improved to 57.1% in the first quarter of fiscal 2004 from 54.2% in the first quarter of fiscal 2003 and 55.8% in the fourth quarter of fiscal 2003. Diluted earnings per share increased to $0.30 per share in the first quarter of fiscal 2004 from $0.16 per share in the first quarter of fiscal 2003 and $0.23 in the fourth quarter of fiscal 2003. We generated $192 million in operating cash during the first quarter of fiscal 2004 and ended the quarter with $2,307 million of cash, cash equivalents and short-term investments.

Sales

Net sales were $605.4 million in the first quarter of fiscal 2004, an increase of 30% from net sales of $467.4 million in the first quarter of fiscal 2003. The year-to-year increase in net sales was attributable to increased demand from wireless handset, base station, automatic test equipment and industrial customers. Approximately 78% of our net sales were from analog products and 22% of our net sales were from digital signal processing, or DSP, products in the quarters ended January 31, 2004 and February 1, 2003.

The percentage of sales by geographic region, based upon point of sale, for the first quarter of fiscal 2004 and the first quarter of fiscal 2003 is as follows:

	Three Months Ended

Region	January 31, 2004	February 1, 2003

North America	23%	27%
Europe	18%	20%
Japan	20%	17%
Southeast Asia	39%	36%

The decrease in North American sales and the increase in Southeast Asia sales as a percentage of total net sales in the first quarter of fiscal 2004 were principally attributable to the ongoing transfer of customer manufacturing activity to Asia. Sales in dollars grew in every region of the world in which our products are sold, with the strongest growth in Japan, which grew 51% year-to-year as demand for automatic test equipment and digital cameras continued to drive a large portion of the growth in Japan. Sales in dollars in the rest of Asia continued to be strong, growing 43% from the year ago quarter. Combined sales in dollars in Japan and Southeast Asia comprised 59% of our worldwide sales. European sales in dollars grew 15% year-to-year and represented 18% of our worldwide sales. North American sales in dollars increased 8% from the same quarter last year.

Gross Margin

Gross margin improved in the first quarter of fiscal 2004 to 57.1% of net sales, up 290 basis points from the first quarter of fiscal 2003 gross margin of 54.2% of net sales. The increase in gross margin from the year-ago quarter was due to the favorable effect of fixed costs allocated across higher quantities of production.

Research and Development

Research and development, or R&D, expenses amounted to $120 million in the first quarter of fiscal 2004, an increase of $11 million or 10% from the $109 million recorded in the first quarter of fiscal 2003. R&D expenses declined as a percentage of net sales to 20% in the first quarter of fiscal 2004 from 23% in the first quarter of fiscal 2003 as a result of the 30% year-to-year increase in revenue and only a 10% year-to-year increase in R&D expenses. The year-to-year quarterly increase in R&D expenses was limited to 10% as a result of the limitations we placed on discretionary expenses.

R&D expense as a percentage of net sales will fluctuate from quarter-to-quarter depending on the amount of net sales and the success of new product development efforts, which we view as critical to our future growth. At any point in time we have hundreds of R&D projects underway, and we believe that none of these projects is material on an individual basis. We expect to continue the development of innovative technologies and processes for new products and we believe that a continued commitment to R&D is essential in order to maintain product leadership with our existing products and to provide innovative new product offerings, and therefore, we expect to continue to make significant R&D investments in the future.

Selling, Marketing, General and Administrative

Selling, marketing, general and administrative, or SMG&A, expenses were $79 million in the first quarter of fiscal 2004, an increase of $10 million, or 14%, from the $69 million recorded in the first quarter of fiscal 2003. As a percentage of net sales, SMG&A declined to 13% for the first quarter of fiscal 2004 from 15% in the first quarter of fiscal 2003 primarily due to the increase in net sales. The increase in SMG&A expenses in dollars was primarily the result of increased commission expenses due to the 30% year-to-year quarterly increase in net sales, increased legal costs associated with intellectual property litigation and increased bonus expenses.

Nonoperating Income and Expense

Interest expense was $0 million in the first quarter of fiscal 2004 compared to $9 million in the first quarter of fiscal 2003. Interest expense decreased from the year-ago quarter because we redeemed our 4.75% Convertible Subordinated Notes, or notes, on October 1, 2003. Interest income was $6 million in the first quarter of fiscal 2004 compared to $12 million in the first quarter of fiscal 2003. The year-to-year decrease in interest income was attributable to lower invested cash balances due to our repayment of the $1.2 billion in notes on October 1, 2003 and less income earned on our invested cash balances due to the decline in interest rates during fiscal 2003. Other nonoperating expense was $2.2 million in the first quarter of fiscal 2004 compared to $0.1 million in the year-ago quarter. The year-to-year quarterly increase in other nonoperating expense was primarily due to the decline in fair value of available-for-sale securities that were determined to be other-than-temporary.

Provision for Income Taxes

Our effective income tax rate of 22% for the first quarter of fiscal 2004 remained consistent with that of the first quarter of fiscal 2003.

Net Income

Net income in the first quarter of fiscal 2004 was $117 million, or 19% of net sales, and diluted earnings per share was $0.30 compared to net income in the first quarter of fiscal 2003 of $60 million, or 13% of net sales, and diluted earnings per share of $0.16. The year-to-year increase in net income was primarily due to increased revenue levels and, to a lesser extent, improvements in gross margin and continued tight control over discretionary operating expenses.

Outlook

Our net sales for the first quarter of fiscal 2004 increased 9% from the fourth quarter of fiscal 2003 as a result of increased demand for our products. Based upon our expectation of continued improvement in demand for our products, our plan for the second quarter of fiscal 2004 anticipates an increase of approximately 7% to 10% in net sales from the first quarter of fiscal 2004. For the second quarter of fiscal 2004, we are anticipating increased production levels in our factories, which is planned to result in higher gross margins. Additionally, we are anticipating continued constraint of the growth of our operating expenses to less than the growth of our revenue. In the event that net sales and operating expenses increase as planned, and assuming no unusual items, we would expect our second quarter of fiscal 2004 diluted earnings per share to be $0.34 to $0.35, as compared to $0.19 in the second quarter of fiscal 2003.

Liquidity and Capital Resources

At January 31, 2004, cash, cash equivalents and short-term investments totaled $2,307 million, an increase of $190 million from the fourth quarter of fiscal 2003. This increase was primarily due to operating cash inflows of $192 million and net proceeds of $40 million from our various employee stock programs, partially offset by capital expenditures of $27 million.

Accounts receivable of $316 million at the end of the first quarter of fiscal 2004 increased $21 million, or 7%, from $295 million at the end of fourth quarter of fiscal 2003. This increase resulted principally from a $48 million increase in net sales during the first quarter of fiscal 2004 as compared to the fourth quarter of fiscal 2003. Days sales outstanding remained flat at 48 days as of January 31, 2004 and November 1, 2003 and increased by three days as compared to the first quarter of fiscal 2003. The year-to-year increase in days sales outstanding was due to a higher level of sales in the latter part of the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003.

Inventories increased by $5 million, or 2%, from the end of fiscal 2003 to $293 million at the end of the first quarter of fiscal 2004. Days cost of sales in inventory declined by 3 days to 103 days as of the end of the first quarter of fiscal 2004 from the fourth quarter of fiscal 2003. The increase in inventory in dollars was attributable to production increases in response to increased demand from our customers.

Net additions to property, plant and equipment were $27 million in the first quarter of fiscal 2004 and were funded with a combination of cash on hand and cash generated from operations. Fiscal 2004 capital expenditures are expected to be approximately $130 million, primarily related to discrete expenditures at our wafer fabrication and test facilities in response to increased demand for our products.

On February 11, 2004, our Board of Directors declared a cash dividend of $0.04 per outstanding share of common stock. The dividend is payable on March 17, 2004 to stockholders of record on February 27, 2004 and is expected to be approximately $15 million. The payment of future dividends, if any, will be based on our quarterly financial performance.

During the three months ended January 31, 2004, there were no material changes to our contractual cash obligations.

Under the terms of a lease agreement related to our headquarters facility in Norwood, Massachusetts, we have agreed to assume the note related to the property in the event of default by the lessor. Assumption of the note, which was approximately $8.8 million at January 31, 2004, would entitle us to a first lien on the property. The lease expires in May 2007. The guarantee was made by us to allow the lessor to obtain a lower cost of borrowing. We have also provided certain indemnities under which we may be required to make payments to an indemnified party in connection with certain transactions and agreements, in particular with respect to certain acquisitions and divestitures, we have provided customary indemnities for such matters as environmental, tax, product and employee liabilities. In addition, in connection with various other agreements, including subsidiary banking agreements, we may provide routine guarantees. Generally the potential amount of future maximum payments cannot be reasonably estimated and therefore, we have not recorded any liability for these indemnities in the consolidated financial statements. The duration of the indemnities varies, and in many cases is indefinite.

At January 31, 2004, our principal source of liquidity was $2,307 million of cash and cash equivalents and short-term investments. We believe that our existing sources of liquidity and cash expected to be generated from future operations, together with anticipated available long-term financing, will be sufficient to fund operations, capital expenditures and research and development efforts for at least the next twelve months and thereafter for the foreseeable future.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. We are required to adopt, and will adopt, the provisions of FIN 46 in the second quarter of fiscal 2004 and do not expect the adoption to have a material impact on our financial position or results of operations.

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

Accounting for Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, or FAS 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. FAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We evaluate the realizability of our deferred tax assets quarterly. At January 31, 2004, we had deferred tax assets of $135 million primarily resulting from temporary differences between the book and tax bases of assets and liabilities. While these assets are not assured of realization, we have conducted an assessment of the likelihood of realization and concluded that no significant valuation allowance is required. In reaching our conclusion, we evaluated certain relevant criteria including the existence of deferred tax liabilities that can be used to absorb deferred tax assets, the taxable income in prior carryback years that can be used to absorb net operating losses and taxable income in future years. Our judgments regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors. These changes, if any, may require material adjustments to these deferred tax assets, resulting in a reduction in net income or an increase in net loss in the period when such determinations are made.

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

Contingencies

From time to time, we receive notices that our products or manufacturing processes may be infringing the patent or intellectual property rights of others. We periodically assess each matter in order to determine if a contingent liability in accordance with Statement of Financial Accounting Standards No. 5, or FAS 5, “Accounting for Contingencies,” should be recorded. In making this determination, we may, depending on the nature of the matter, consult with internal and external legal counsel and technical experts. Based on the information we obtain, combined with our judgment regarding all the facts and circumstances of each matter, we determine whether it is probable that a contingent loss may be incurred and whether the amount of such loss can be reasonably estimated. Should a loss be probable and reasonably estimable, we record a contingent loss in accordance with FAS 5. In determining the amount of a contingent loss, we consider advice received from experts in the specific matter, current status of legal proceedings, settlement negotiations that may be ongoing, prior case history and other factors. Should the judgments and estimates made by us be incorrect, we may need to record additional contingent losses that could materially adversely impact our results of operations. See Note 12 to our Consolidated Financial Statements contained in Item 8 of our Annual Report on Form 10-K for the year ended November 1, 2003.

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

The cyclical nature of the semiconductor industry has resulted in sustained and short-term periods when demand for our products has increased or decreased rapidly. During periods of rapid increases in demand, our available capacity may not be sufficient to satisfy the available demand. We, and the semiconductor industry generally, expand production facilities and access to third-party foundries in response to these periods of increased demand. These capacity expansions by us and other semiconductor manufacturers has led to overcapacity in our target markets which could lead to price erosion that would adversely impact our operating results.

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

The semiconductor industry is characterized by frequent claims and litigation involving patent and other intellectual property rights, including claims arising under our contractual indemnification of our customers. We have received from time to time, and may receive in the future, claims from third parties asserting that our products or processes infringe their patents or other intellectual property rights. In the event a third party makes a valid intellectual property claim against us and a license is not available to us on commercially reasonable terms, or at all, we could be forced either to redesign or to stop production of products incorporating that intellectual property, and our operating results could be materially and adversely affected. Litigation may be necessary to enforce our patents or other of our intellectual property rights or to defend us against claims of infringement, and this litigation could be costly and divert the attention of our key personnel. See Note 12 in the Notes to our Consolidated Financial Statements contained in Item 8 of our Annual Report on Form 10-K for the year ended November 1, 2003 for information concerning pending litigation that involves us. An adverse outcome in this or other litigation could have a material adverse effect on our consolidated financial position or on our consolidated results of operations or cash flows in the period in which the litigation is resolved.

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

During the first three months of fiscal year 2004, approximately 77% of our revenues were derived from customers in international markets. Although we engage in hedging transactions to reduce our exposure to currency exchange rate fluctuations, there can be no assurance that our competitive position will not be adversely affected by changes in the exchange rate of the United States dollar against other currencies. We have manufacturing facilities outside the United States in Ireland and the Philippines. In addition to being exposed to the ongoing economic cycles in the semiconductor industry, we are also subject to the economic and political risks inherent in international operations and their impact on the United States economy in general, including the risks associated with ongoing uncertainties and political and economic instability in many countries around the world as well as the economic disruption from acts of terrorism, and the response to them by the United States and its allies. These risks include air transportation disruptions, expropriation, currency controls, currency exchange rate movement, and additional costs related to tax, tariff and freight rates.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the information provided under ITEM 7A. “Qualitative and Quantitative Disclosures about Market Risk” set forth on page 32 of our Annual Report on Form 10-K for the year ended November 1, 2003.

ITEM 4. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of January 31, 2004. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of January 31, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)  Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended January 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. Changes in Securities and Use of Proceeds

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

On February 5, 2004, we issued and delivered an aggregate of 27,136 shares of our common stock to three individuals in partial fulfillment of the payment by us of consideration to the three former stockholders of White Mountain DSP, Inc., which we acquired on February 5, 1999. We issued and delivered these shares in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933.

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q.

(b)	Reports on Form 8-K

On November 18, 2003, we furnished a Current Report on Form 8-K under Item 12 containing a press release announcing our financial results for the fiscal quarter and fiscal year ended November 1, 2003.

On November 18, 2003, we filed a Current Report on Form 8-K under Item 5 containing a press release announcing that our Board of Directors had declared a cash dividend.

On February 12, 2004, we furnished a Current Report on Form 8-K under Item 12 containing a press release announcing our financial results for the fiscal quarter ended January 31, 2004.

Items 1, 3, 4 and 5 of PART II are not applicable and have been omitted.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANALOG DEVICES, INC.

Date: February 17, 2004	By:	/s/ Jerald G. Fishman

Jerald G. Fishman
President and
Chief Executive Officer
(Principal Executive Officer)

Date: February 17, 2004	By:	/s/ Joseph E. McDonough

Joseph E. McDonough
Vice President-Finance
and Chief Financial Officer
(Principal Financial and
Accounting Officer)

Exhibit Index

Exhibit
No.	Description

31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

32.1	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).

32.2	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer).