Form 10-Q
period 2004-05-01
ANALOG DEVICES INC
filed 2004-05-18
CIK 6281

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2004

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [✓]  NO [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [✓]  NO [  ]

     As of May 1, 2004 there were 375,859,448 shares of Common Stock, $0.16 2/3 par value per share, outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(thousands, except per share amounts)

	Three Months Ended
	May 1, 2004	May 3, 2003
Net sales	$678,530	$501,883
Cost of sales	277,008	228,423

Gross margin	401,522	273,460
Operating expenses:
Research and development	127,802	112,829
Selling, marketing, general and administrative	85,282	71,509
Amortization of intangibles	676	656

	213,760	184,994
Operating income	187,762	88,466
Nonoperating (income) expenses:
Interest expense	22	8,005
Interest income	(7,311)	(10,554)
Other, net	57	(403)

	(7,232)	(2,952)

Income before income taxes	194,994	91,418
Provision for income taxes	42,411	20,112

Net income	$152,583	$71,306

Shares used to compute earnings per share – basic	374,864	364,267

Shares used to compute earnings per share – diluted	395,052	379,163

Earnings per share – basic	$0.41	$0.20

Earnings per share – diluted	$0.39	$0.19

Dividends declared per share	$0.06	$—

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(thousands, except per share amounts)

	Six Months Ended
	May 1, 2004	May 3, 2003
Net sales	$1,283,883	$969,306
Cost of sales	536,896	442,709

Gross margin	746,987	526,597
Operating expenses:
Research and development	247,755	222,138
Selling, marketing, general and administrative	164,520	140,824
Amortization of intangibles	1,353	1,308

	413,628	364,270
Operating income	333,359	162,327
Nonoperating (income) expenses:
Interest expense	34	16,798
Interest income	(13,732)	(22,517)
Other, net	2,269	(285)

	(11,429)	(6,004)

Income before income taxes	344,788	168,331
Provision for income taxes	75,366	37,033

Net income	$269,422	$131,298

Shares used to compute earnings per share – basic	373,458	363,703

Shares used to compute earnings per share – diluted	393,978	378,680

Earnings per share – basic	$0.72	$0.36

Earnings per share – diluted	$0.68	$0.35

Dividends declared per share	$0.10	$—

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands)

	May 1, 2004	November 1, 2003	May 3, 2003
Assets
Cash and cash equivalents	$712,264	$517,874	$1,138,332
Short-term investments	1,829,318	1,598,869	1,963,151
Accounts receivable, net	328,318	294,781	242,767
Inventories:
Raw materials	9,080	7,864	12,649
Work in process	212,734	217,963	215,414
Finished goods	86,725	61,675	65,424

	308,539	287,502	293,487
Deferred tax assets	130,000	144,249	154,000
Prepaid expenses and other current assets	41,815	42,441	40,150

Total current assets	3,350,254	2,885,716	3,831,887

Property, plant and equipment, at cost:
Land and buildings	292,930	294,349	294,290
Machinery and equipment	1,289,696	1,275,544	1,386,253
Office equipment	94,664	93,768	94,065
Leasehold improvements	117,638	118,054	127,039

	1,794,928	1,781,715	1,901,647
Less accumulated depreciation and amortization	1,128,102	1,110,575	1,175,114

Net property, plant and equipment	666,826	671,140	726,533

Deferred compensation plan investments	302,233	304,008	283,442
Other investments	5,405	37,565	2,677
Goodwill	163,373	163,373	163,373
Other intangible assets, net	7,327	8,646	9,955
Other assets	22,902	22,429	117,446

Total other assets	501,240	536,021	576,893

	$4,518,320	$4,092,877	$5,135,313

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands, except share amounts)

	May 1, 2004	November 1, 2003	May 3, 2003
Liabilities and Stockholders’ Equity
Short-term borrowings and current portion of obligations under capital leases	$—	$—	$1,486
Accounts payable	149,749	99,336	93,704
Deferred income on shipments to distributors	150,429	121,345	108,980
Income taxes payable	159,074	129,810	131,763
Accrued liabilities	120,614	112,986	140,539

Total current liabilities	579,866	463,477	476,472

Long-term debt and obligations under capital leases	—	—	1,279,264
Deferred income taxes	16,000	16,562	18,000
Deferred compensation plan liability	306,245	308,435	287,664
Other non-current liabilities	17,314	16,329	18,028

Total non-current liabilities	339,559	341,326	1,602,956

Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $1.00 par value, 471,934 shares authorized, none outstanding	—	—	—
Common stock, $0.16 2/3 par value, 1,200,000,000 shares authorized, 379,876,260 shares issued (374,274,656 on November 1, 2003 and 369,772,889 on May 3, 2003)	63,314	62,380	61,630
Capital in excess of par value	909,482	836,233	781,782
Retained earnings	2,717,464	2,477,900	2,310,917
Accumulated other comprehensive income	96	2,966	2,274

	3,690,356	3,379,479	3,156,603
Less 4,016,812 shares in treasury, at cost (4,040,414 on November 1, 2003 and 4,456,882 on May 3, 2003)	91,461	91,405	100,718

Total stockholders’ equity	3,598,895	3,288,074	3,055,885

	$4,518,320	$4,092,877	$5,135,313

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(thousands)

	Six Months Ended
	May 1, 2004	May 3, 2003
Cash flows from operating activities:
Net income	$269,422	$131,298
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	74,837	84,042
Amortization of intangibles	1,353	1,308
Loss on sale of investment	1,676	—
Deferred income taxes	14,347	(6,060)
Other non-cash expense	5,693	6,251
Changes in operating assets and liabilities	60,818	(4,331)

Total adjustments	158,724	81,210

Net cash provided by operating activities	428,146	212,508

Cash flows from investing activities:
Purchases of short-term available-for-sale investments	(2,256,776)	(2,662,975)
Maturities of short-term available-for-sale investments	2,016,917	1,984,094
Proceeds from sale of investment	35,574	—
Additions to property, plant and equipment, net	(70,426)	(29,301)
Decrease in other assets	332	8,702

Net cash used for investing activities	(274,379)	(699,480)

Cash flows from financing activities:
Net proceeds from employee stock plans	69,872	15,723
Dividend payments to stockholders	(29,858)	—
Payments on capital lease obligations	—	(2,483)
Net decrease in variable rate borrowings	—	(3,300)

Net cash provided by financing activities	40,014	9,940

Effect of exchange rate changes on cash	609	1,611

Net increase (decrease) in cash and cash equivalents	194,390	(475,421)
Cash and cash equivalents at beginning of period	517,874	1,613,753

Cash and cash equivalents at end of period	$712,264	$1,138,332

See accompanying notes.

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MAY 1, 2004
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

	Three Months Ended
	May 1, 2004	May 3, 2003
Net income, as reported	$152,583	$71,306
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	1,203	1,264
Deduct: total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(57,027)	(56,712)

Pro forma net income	$96,759	$15,858

Earnings per share:
Basic – as reported	$0.41	$0.20

Basic – pro forma	$0.26	$0.04

Diluted – as reported	$0.39	$0.19

Diluted – pro forma	$0.25	$0.04

	Six Months Ended
	May 1, 2004	May 3, 2003
Net income, as reported	$269,422	$131,298
Add: stock-based employee compensation expense included in reported
net income, net of related tax effects	2,786	2,964
Deduct: total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(107,316)	(114,678)

Pro forma net income	$164,892	$19,584

Earnings per share:
Basic – as reported	$0.72	$0.36

Basic – pro forma	$0.44	$0.05

Diluted – as reported	$0.68	$0.35

Diluted – pro forma	$0.42	$0.05

Note 3 – Comprehensive Income

Components of comprehensive income include net income and certain transactions that have generally been reported in the consolidated statement of stockholders’ equity and consisted of the following:

	Three Months Ended
	May 1, 2004	May 3, 2003
Net income	$152,583	$71,306
Foreign currency translation	(655)	582
Unrealized holding gains (losses) (net of taxes of $3,294 and $51, respectively) on securities classified as Short-term Investments	(6,116)	(94)
Change in unrealized gains (losses) on securities classified as Other Investments:
Unrealized holding gains (losses) (net of taxes of $438 and $72, respectively)	813	(133)
Less: reclassification adjustment for (gains) losses included in net income	(129)	—

Net unrealized gains (losses) on securities classified as Other Investments	684	(133)

Change in unrealized gains (losses) on derivative instruments designated as cash flow hedges	(1,918)	85

Other comprehensive income (loss)	(8,005)	440

Comprehensive income	$144,578	$71,746

	Six Months Ended
	May 1, 2004	May 3, 2003
Net income	$269,422	$131,298
Foreign currency translation	219	1,805
Unrealized holding gains (losses) (net of taxes of $3,294 and $820, respectively) on securities classified as Short-term Investments	(6,116)	1,523
Change in unrealized gains (losses) on securities classified as Other Investments:
Unrealized holding gains (losses) (net of taxes of $1,195 and $233, respectively)	2,218	433
Less: reclassification adjustment for (gains) losses included in net income	1,090	—

Net unrealized gains (losses) on securities classified as Other Investments	3,308	433

Change in unrealized gains (losses) on derivative instruments designated as cash flow hedges	(281)	421

Other comprehensive income (loss)	(2,870)	4,182

Comprehensive income	$266,552	$135,480

Accumulated other comprehensive income at May 1, 2004 consisted of net unrealized losses on available-for-sale securities of $(4.0) million, unrealized gains on derivative instruments of $2.5 million, minimum pension liability adjustments of $(2.5) million and foreign currency translation adjustments of $4.1 million. Accumulated other comprehensive income at May 3, 2003 consisted of net unrealized losses on available-for-sale securities of $(1.9) million, unrealized gains on derivative instruments of $3.7 million, minimum pension liability adjustments of $(2.1) million and foreign currency translation adjustments of $2.6 million.

Note 4 – Short-term investments

A portion of the Company’s short-term investments have contractual maturities of twelve months or less at time of acquisition. Because of the short term to maturity, and hence relative price insensitivity to changes in market interest rates, amortized cost approximates fair value for all of these securities. The remainder of the Company’s short-term investments have contractual maturities of greater than twelve months and are marked-to-market at the end of each month. Unrealized gains and losses, net of tax, on these securities, are included in accumulated other comprehensive income, which is a separate component of stockholders’ equity.

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

Foreign Exchange Exposure Management — The Company has significant international sales and purchase transactions in foreign currencies and has a policy of hedging forecasted and actual foreign currency risk with forward foreign exchange contracts. The Company’s forward foreign exchange contracts are denominated in Japanese Yen, British Pounds Sterling and the Euro and are for periods consistent with the terms of the underlying transactions, generally one year or less. Derivative instruments are employed to eliminate or minimize certain foreign currency exposures that can be confidently identified and quantified. In accordance with FAS 133, hedges related to anticipated transactions are designated and documented at the inception of the respective hedges as cash flow hedges and are evaluated for effectiveness monthly. As the terms of the contract and the underlying transaction are matched at inception, forward contract effectiveness is calculated by comparing the change in fair value of the contract to the change in the forward value of the anticipated transaction, with the effective portion of the gain or loss on the derivative instrument reported as a component of OCI in stockholders’ equity and reclassified into earnings in the same period during which the hedged transaction affects earnings. Any residual change in fair value of the instruments, or ineffectiveness, is recognized immediately in other income/expense. No ineffectiveness was recognized during the first six months of fiscal 2004 or fiscal 2003.

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

The following table summarizes activity in other comprehensive income related to derivatives classified as cash flow hedges held by the Company during the period from November 2, 2003 through May 1, 2004:

Accumulated gain included in other comprehensive income as of November 1, 2003	$2,809
Changes in fair value of derivatives – gain (loss)	2,778
Less: Reclassifications into earnings from other comprehensive income	(3,059)

Accumulated gain included in other comprehensive income as of May 1, 2004	$2,528

All of the accumulated gain will be reclassified into earnings over the next twelve months.

Note 6 – Special Charges

A summary of the activity in accrued restructuring is as follows:

	Fiscal 2003	Fiscal 2002			Fiscal 2001
	4th Quarter	2nd Quarter	3rd Quarter	4th Quarter	Special
Accrued Restructuring	Special Charges	Special Charges	Special Charges	Special Charges	Charges	Total
Balance at November 1, 2003	$2,042	$6,075	$1,114	$678	$1,423	$11,332

Severance payments	(1,037)	(2,178)	(706)	(294)	(867)	(5,082)
Other cash payments	(15)	(1,759)	—	(89)	(4)	(1,867)
Effect of foreign currency translation on accrual	—	—	18	—	—	18

Balance at January 31, 2004	$990	$2,138	$426	$295	$552	$4,401

Severance payments	(990)	(1,111)	(80)	(90)	(310)	(2,581)
Other cash payments	—	(425)	—	(153)	—	(578)
Effect of foreign currency translation on accrual	—	—	(2)	—	—	(2)

Balance at May 1, 2004	$—	$602	$344	$52	$242	$1,240

     Fiscal 2003 Charges

During the third quarter of fiscal 2003, the Company recorded a special charge of $0.3 million. The charge included a $2.0 million write-down of equipment to fair value due to a decision to outsource the assembly of products in plastic packages, which had been done internally at the Company’s facility in the Philippines. This amount was the net book value of the assets used in plastic assembly, net of proceeds received from the sale in the third quarter of a portion of the assets. The Company also decided to abandon efforts to develop a particular expertise in optical communications that resulted in the write-down of $2.7 million of equipment to its fair value. During the quarter ended August 2, 2003, the Company determined that costs remaining to be paid for certain restructuring charges would be less than the amount originally recorded. Accordingly, the Company recorded a change in estimate reducing the restructuring accruals by $4.4 million related to prior restructuring charges as more fully described below.

During the fourth quarter of fiscal 2003, the Company recorded a special charge of $9.2 million as a result of a decision to close a small manufacturing facility in Belfast, Northern Ireland that supplied foundry substrate services for optical applications. The charge included $2.0 million of severance and fringe benefit costs for approximately 57 manufacturing employees and 14 engineering and administrative employees. The charge also included $6 million related to the write-down of property, plant and equipment to its fair value and $1.2 million related to the write-down of various other assets to their fair values. The closure was completed during the second quarter of fiscal 2004.

     Fiscal 2002 Charges

During the second quarter of fiscal 2002, the Company recorded special charges of approximately $27.2 million. The second quarter charge was comprised of $25.7 million related to the planned transfer of production from the Company’s three older four-inch wafer fabrication facilities to the Company’s three six-inch and one eight-inch wafer fabrication facilities, and $3 million primarily related to the impairment of an investment, which was partially offset by an adjustment of $1.5 million related to equipment cancelation fees recorded in fiscal year 2001. The investment impairment, which was related to an equity investment in a private company, was due to the Company’s decision to abandon the product strategy for which the investment was made. Included in the $25.7 million special charge were severance and fringe benefit costs of $15.3 million for 509 manufacturing employees in the United States and Ireland, $2.3 million related to the write-down of equipment to be abandoned and $8.1 million of other charges, primarily related to lease termination and cleanup costs. The write-down of equipment was principally due to a decision to discontinue various product development strategies. In the third quarter of fiscal 2003, the Company reversed $2.9 million of the accrual primarily due to lower than previously expected severance costs. The lower severance costs were the result of a reduction in the number of separated employees and, to a lesser extent, the average tenure of separated employees differing from estimates. The 509 employees projected to be terminated at the time of the original charge was adjusted down to 439 and, as of May 1, 2004, all of the employees had been terminated. The reduction in the number of employees to be terminated was due to the transfer of employees, which primarily occurred in the third quarter of fiscal 2003, to positions in the Company’s six-inch wafer fabrication facilities where the Company experienced an unexpected increase in demand for its products. All the closure and consolidation actions planned related to the Company’s four-inch wafer fabrication facilities are now complete. The equipment disposition and clean-up activity is underway at each site and the related clean up costs, which were included in the special charge, will be expended as this activity is completed. Since severance costs are paid as income continuance at some locations, these amounts will be expended over time subsequent to the final termination of employment.

During the third quarter of fiscal 2002, the Company recorded special charges of approximately $12.8 million. The charges included severance and fringe benefit costs of $3.7 million related to cost reduction actions taken in several product groups and, to a lesser extent, in manufacturing, $3.8 million related to the impairment of an investment, $3.4 million related to the impairment of goodwill associated with the closing of an Austrian design center acquired in fiscal 2001 and $1.9 million primarily related to the abandonment of equipment and lease cancelation fees. The investment impairment, which was related to an equity investment in a private company, was due to the Company’s decision to abandon the product strategy for which the investment was made. The severance and fringe benefit costs were for approximately 70 engineering employees in the United States, Europe and Canada, and approximately 30 manufacturing employees in the United States, all of whom had been terminated as of May 1, 2004.

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

Of the $48.5 million of special charges recorded in fiscal 2002, $1.0 million remained accrued as of May 1, 2004 and primarily related to separation costs being paid as income continuance.

     Fiscal 2001 Charges

During fiscal 2001, the Company recorded special charges of approximately $47 million related to cost reduction actions taken in response to the economic climate at that time. The actions consisted of workforce reductions in manufacturing and, to a lesser extent, in selling, marketing and administrative areas as well as a decision to consolidate worldwide manufacturing operations and rationalize production planning and quality activities. The cost reductions included severance and fringe benefit costs of $29.6 million for approximately 1,200 employees in the United States, Europe, Asia and the Philippines, all of whom had been terminated as of January 31, 2004. The special charges also included $11.6 million related to the abandonment of equipment resulting from the consolidation of worldwide manufacturing operations and $5.8 million of other charges primarily related to equipment and lease cancelation fees. Based on the results of negotiations with vendors regarding purchase order cancelation fees, the amount paid was $1.5 million less than the amount recorded for such charges and, accordingly, the Company adjusted the provision for purchase order cancelation fees by $1.5 million in the second quarter of fiscal 2002 to reflect this change in estimate. In the third quarter of fiscal 2003, the Company determined that the severance costs remaining to be paid would be $1.3 million less than the amount originally recorded for these charges and also determined that $0.2 million originally reserved for the termination of two leases would not be required. Therefore, the Company adjusted the provision for these severance and other costs in the third quarter of fiscal 2003 to reflect this change in estimate.

Of the $47.0 million of special charges recorded in fiscal 2001, $0.2 million remained accrued as of May 1, 2004, and primarily represents severance payments being paid as income continuance to certain of the 1,200 terminated employees, predominantly in the United States, substantially all of which will be paid by the end of fiscal 2004.

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

	Three Months Ended
	May 1, 2004	May 3, 2003
Basic:
Net income	$152,583	$71,306

Weighted shares outstanding	374,864	364,267

Earnings per share	$0.41	$0.20

Diluted:
Net income	$152,583	$71,306

Weighted shares outstanding	374,864	364,267
Assumed exercise of common stock equivalents	20,188	14,896

Weighted average common and common equivalent shares	395,052	379,163

Earnings per share	$0.39	$0.19

Anti-dilutive common stock equivalents related to:
Outstanding stock options	1,346	43,085
Convertible debt	—	9,247

	Six Months Ended
	May 1, 2004	May 3, 2003
Basic:
Net income	$269,422	$131,298

Weighted shares outstanding	373,458	363,703

Earnings per share	$0.72	$0.36

Diluted:
Net income	$269,422	$131,298

Weighted shares outstanding	373,458	363,703
Assumed exercise of common stock equivalents	20,520	14,977

Weighted average common and common equivalent shares	393,978	378,680

Earnings per share	$0.68	$0.35

Anti-dilutive common stock equivalents related to:
Outstanding stock options	1,345	43,300
Convertible debt	—	9,247

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

Note 9 – New Accounting Standards

Consolidation of Variable Interest Entities

In January 2003, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”, and amended it by issuing FIN 46R in December 2003. FIN 46R requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. Because we do not have any variable interest entities, the adoption of FIN 46R in the second quarter of fiscal 2004 did not have any effect on the Company’s financial position or results of operations.

Note 10 – Goodwill and Other Intangible Assets

Beginning in fiscal 2003, the Company adopted Statement of Financial Accounting Standards No. 142 (FAS 142), “Goodwill and Other Intangible Assets.” As a result, the Company discontinued amortizing the remaining balances of goodwill beginning November 3, 2002. Instead, the Company annually evaluates goodwill for impairment. The Company will also evaluate goodwill whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from estimated future cash flows.

Other intangible assets at May 1, 2004 and November 1, 2003, which will continue to be amortized, consisted of the following:

	May 1, 2004		Nov 1, 2003
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Technology-based	$16,923	$10,191	$16,923	$8,994
Tradename	1,167	634	1,167	572
Other	6,147	6,085	6,147	6,025

Total	$24,237	$16,910	$24,237	$15,591

The Company expects annual amortization expense for these intangible assets to be:

Fiscal	Amortization
Years	Expense
2004	$2,706
2005	2,376
2006	1,381
2007	1,381
2008	802

Note 11 – Pension Plans

The Company has various defined benefit pension and other retirement plans for certain non-U.S. employees that are consistent with local statutes and practices. The Company’s funding policy for its foreign defined benefit pension plans is consistent with the local requirements of each country. The plans’ assets consist primarily of U.S. and non-U.S. equity securities, bonds, property and cash.

Net periodic pension cost of non-U.S. plans is presented in the following table:

	Three Months Ended
	May 1, 2004	May 3, 2003
Service cost	$1,772	$1,449
Interest cost	1,418	1,170
Expected return on plan assets	(1,625)	(1,458)
Amortization of prior service cost	45	40
Amortization of transitional (asset) or obligation	(8)	(29)
Recognized actuarial (gain) or loss	86	91

Net periodic pension cost	$1,688	$1,263

	Six Months Ended
	May 1, 2004	May 3, 2003
Service cost	$3,544	$2,898
Interest cost	2,836	2,340
Expected return on plan assets	(3,250)	(2,916)
Amortization of prior service cost	90	80
Amortization of transitional (asset) or obligation	(16)	(58)
Recognized actuarial (gain) or loss	172	182

Net periodic pension cost	$3,376	$2,526

Contributions of $1.7 million and $2.6 million have been made in the three and six months ended May 1, 2004, respectively. The Company presently anticipates contributing an additional $3.4 million to fund its defined benefit pension plans in fiscal year 2004 for a total of $6.0 million.

Note 12 – Guarantees and Product Warranties

The Company has provided certain indemnities under which it may be required to make payments to an indemnified party in connection with certain transactions and agreements, in particular, with respect to certain acquisitions and divestitures, the Company has provided customary indemnities for such matters as environmental, tax, product and employee liabilities. In addition, in connection with various other agreements, including subsidiary banking agreements, the Company may provide routine guarantees. Generally the potential amount of future maximum payments cannot be reasonably estimated and therefore, the Company has not recorded any liability for these indemnities in the consolidated financial statements. The duration of the indemnities varies, and in many cases is indefinite.

The Company generally offers a 12-month warranty for its products. The Company’s warranty policy provides for replacement of the defective product. Specific accruals are recorded for known product warranty issues. Product warranty expenses were not material during the three and six month periods ended May 1, 2004 and May 3, 2003.

Note 13 – Common Stock Repurchase

In August 2002, the Company’s Board of Directors approved the repurchase of up to 15 million shares of common stock. As of May 1, 2004, the Company had repurchased 4,351,751 shares of its common stock at an average purchase price of $22.47 per share. The repurchased shares were held as treasury shares and are being used for the employee stock purchase plan and other benefit plans.

Note 14 – Subsequent Event

On May 12, 2004, the Company’s Board of Directors declared a cash dividend of $0.06 per outstanding share of common stock. The dividend will be paid on June 16, 2004 to all stockholders of record at the close of business on May 28, 2004.

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

Results of Operations

Second Quarter 2004 Overview

We recorded quarterly net sales of $678.5 million in the second quarter of fiscal 2004, an increase of 35% from the amount recorded in the second quarter of fiscal 2003 and a 12% increase in sales from the first quarter of fiscal 2004. Our gross margin improved to 59.2% in the second quarter of fiscal 2004 from 54.5% in the second quarter of fiscal 2003 and from 57.1% in the first quarter of fiscal 2004. Diluted earnings per share increased to $0.39 per share in the second quarter of fiscal 2004 from $0.19 per share in the second quarter of fiscal 2003 and from $0.30 in the first quarter of fiscal 2004. We generated $428 million in operating cash during the first six months of fiscal 2004 and had $2,542 million of cash, cash equivalents and short-term investments at May 1, 2004.

Sales

Net sales were $678.5 million in the second quarter of fiscal 2004, an increase of 35% from net sales of $501.9 million in the second quarter of fiscal 2003. Net sales for the first six months of fiscal 2004 were $1,283.9 million, an increase of 32% from $969.3 million reported for the comparable period in fiscal 2003. The increase in net sales for both the three and six month periods of fiscal 2004 was attributable to continued strong demand across all of the end markets we serve, particularly from wireless handset, base station, automatic test equipment, consumer and industrial customers.

Approximately 80% of our net sales were from analog products and 20% of our net sales were from digital signal processing, or DSP, products in the three and six month periods ended May 1, 2004. Our analog product sales were 40% higher in the second quarter of fiscal 2004 than in the second quarter of fiscal 2003, primarily as a result of increased converter product sales. Our DSP product sales were 20% higher in the second quarter of fiscal 2004 than in the second quarter of fiscal 2003, primarily as a result of increased wireless handset and general purpose DSP product sales.

For the three months ended May 1, 2004, sales grew in every region of the world in which our products are sold, with the strongest growth in North America, where sales of our products grew 18% from the first quarter of fiscal 2004 due to an accelerating industrial economy and increased capital spending. The percentage of sales by geographic region, based upon point of sale, for the first three and six months of fiscal 2004 and fiscal 2003 is as follows:

	Three Months Ended		Six Months Ended
Region	May 1, 2004	May 3, 2003	May 1, 2004	May 3, 2003
North America	24%	26%	23%	26%
Europe	19%	20%	18%	20%
Japan	20%	18%	20%	18%
Southeast Asia	37%	36%	39%	36%

Gross Margin

Gross margin improved in the second quarter of fiscal 2004 to 59.2% of net sales, up 470 basis points from the second quarter of fiscal 2003 gross margin of 54.5% of net sales. For the first six months of fiscal 2004, gross margin improved to 58.2% of net sales from 54.3% of net sales in the first six months of fiscal 2003. For both the three and six month periods, the increase in gross margin was due to the favorable mix of products, the impact of cost reduction programs and the effect of fixed costs allocated across higher levels of production.

Research and Development

Research and development, or R&D, expenses amounted to $127.8 million in the second quarter of fiscal 2004, an increase of $15 million or 13% from the $112.8 million recorded in the second quarter of fiscal 2003. For the six months ended May 1, 2004, R&D expenses were $247.8 million, an increase of $25.7 million from the $222.1 million recorded in the same period in the prior year. R&D expenses declined as a percentage of net sales to 18.8% in the second quarter of fiscal 2004 from 22.5% in the second quarter of fiscal 2003 as a result of a 35% year-to-year increase in revenue and only a 13% year-to-year increase in R&D expenses. For the six months ended May 1, 2004, R&D expenses declined as a percentage of sales to 19.3% from 22.9% in the comparable period of the prior year due to a 32% increase in net sales and only an 11.5% increase in R&D expenses. Both the three month and six month increase in R&D expenses was significantly less than our increase in sales for the same periods as a result of the continued tight control on discretionary expenses. The increase in R&D expenses in dollars in both the three and six month periods ended May 1, 2004 compared to the same periods in the prior year was primarily the result of increased headcount, increased salary and bonus expenses.

R&D expense as a percentage of net sales will fluctuate from quarter to quarter depending on the amount of net sales and the success of new product development efforts, which we view as critical to our future growth. At any point in time we have hundreds of R&D projects underway, and we believe that none of these projects is material on an individual basis. We expect to continue the development of innovative technologies and processes for new products and we believe that a continued commitment to R&D is essential in order to maintain product leadership with our existing products and to provide innovative new product offerings. Therefore, we expect to continue to make significant R&D investments in the future.

Selling, Marketing, General and Administrative

Selling, marketing, general and administrative, or SMG&A, expenses were $85.3 million and $164.5 million in the three and six months ended May 1, 2004 as compared to $71.5 million and $140.8 million for the same periods in the prior year. As a percentage of sales, SMG&A declined to 12.6% of net sales for the second quarter of fiscal 2004 from 14.2% of net sales in the second quarter of fiscal 2003 as a result of a 35% year-to-year increase in revenue and only a 13% year-to-year increase in SMG&A expenses. For the six months ended May 1, 2004, SMG&A expenses declined as a percentage of sales to 12.8% from 14.5% in the comparable period of the prior year due to a 32% increase in net sales and only a 16.6% increase in SMG&A expenses. The increase in SMG&A expenses in dollars in both the three and six month periods ended May 1, 2004 compared to the same periods in the prior year was primarily the result of increased commission expenses due to the increase in net sales, increased headcount, increased salary and bonus expenses and increased legal costs associated with intellectual property litigation.

Nonoperating Income and Expense

Interest expense was $0 million in the three and six months ended May 1, 2004 compared to $8 million and $17 million in the same periods in the prior year. The decrease in interest expense was the result of the redemption of our 4.75% Convertible Subordinated Notes, or notes, on October 1, 2003. Interest income was $7.3 million and $13.7 million for the three and six months ended May 1, 2004 compared to $10.6 million and $22.5 million for the comparable periods in the prior year. The decrease in interest income in both periods was attributable to lower invested cash balances due to our repayment of the $1.2 billion in notes on October 1, 2003 and less income earned on our invested cash balances due to the decline in interest rates during fiscal 2003. The factors above, that had the effect of decreasing interest income, were partially offset during the second quarter of fiscal 2004 by the purchase of short-term investments with longer contractual maturities and therefore, higher interest rates.

Provision for Income Taxes

Our effective income tax rate of 22% for both the three and six months ended May 1, 2004 remained consistent with the same periods of fiscal 2003.

Net Income

Net income in the second quarter of fiscal 2004 was $152.6 million, or 22.5% of net sales, and diluted earnings per share were $0.39 compared to net income in the second quarter of fiscal 2003 of $71.3 million, or 14.2% of net sales, and diluted earnings per share of $0.19. Net income for the first six months of fiscal 2004 was $269.4 million, or 21% of net sales, and diluted earnings per share were $0.68 compared to net income for the first six months of fiscal 2003 of $131.3 million, or 13.5% of net sales, and diluted earnings per share of $0.35. Both the three and six month increase in net income was due to increased revenue levels, improvements in gross margin and continued tight control over discretionary operating expenses.

Outlook

Our net sales for the second quarter of fiscal 2004 increased 12% from the first quarter of fiscal 2004 primarily as a result of increased demand for our products. Based upon our increased levels of backlog at the end of the second quarter and our expectation of continued improvement in demand for our products, our plan for the third quarter of fiscal 2004 anticipates an increase of approximately 7% to 10% in net sales from the second quarter of fiscal 2004. This sales increase, together with planned increased production levels in our factories, we believe will result in higher gross margins. Additionally, we anticipate that our operating expenses will grow at a rate that is less than the growth of our revenue. In the event that net sales and operating expenses increase as planned, and assuming no unusual items, we would expect our third quarter of fiscal 2004 diluted earnings per share to be $0.43 to $0.45, as compared to $0.21 in the third quarter of fiscal 2003.

Liquidity and Capital Resources

At May 1, 2004, cash, cash equivalents and short-term investments totaled $2,542 million, an increase of $425 million from the fourth quarter of fiscal 2003. This increase was primarily due to operating cash inflows of $428 million and net proceeds of $70 million from our various employee stock programs and $35 million from the sale of an investment, offset by capital expenditures of $70 million and dividend payments of $30 million.

Accounts receivable of $328 million at the end of the second quarter of fiscal 2004 increased $33 million, or 11%, from $295 million at the end of the fourth quarter of fiscal 2003. Accounts receivable increased $85 million from the end of the second quarter of fiscal 2003. The increase in accounts receivable from the second quarter of fiscal 2003 and for the first six months of fiscal 2004 resulted principally from increases in net sales. Days sales outstanding improved to 44 days at May 1, 2004 from 48 days as of January 31, 2004 and remained flat when compared to the second quarter of fiscal 2003.

Inventories increased by $21 million, or 7%, from the end of fiscal 2003, to $309 million at the end of the second quarter of fiscal 2004. Days cost of sales in inventory declined by 4 days to 102 days as of the end of the second quarter of fiscal 2004 from the end of the fourth quarter of fiscal 2003. The increase in inventory in dollars was attributable to production increases in response to increased demand from our customers.

Current liabilities increased to $580 million at the end of the second quarter of fiscal 2004, an increase of $117 million, or 25%, from the $463 million at the end of fiscal 2003 and an increase of $104 million, or 22%, from the $476 million at the end of the second quarter of fiscal 2003. The increase in current liabilities for the first six months of fiscal 2004 and from the end of the second quarter of fiscal 2003 is primarily the result of increased manufacturing and operating expense levels and increased capital expenditures driven by the increase in demand for our products.

Net additions to property, plant and equipment were $70 million in the first six months of fiscal 2004 and were funded with a combination of cash on hand and cash generated from operations. Fiscal 2004 capital expenditures are expected to be approximately $155 million, primarily related to expenditures at our wafer fabrication and test facilities in response to increased demand for our products.

On May 12, 2004, our Board of Directors declared a cash dividend of $0.06 per outstanding share of common stock. The dividend is payable on June 16, 2004 to stockholders of record on May 28, 2004 and is expected to be approximately $23 million. The payment of future dividends, if any, will be based on our quarterly financial performance.

During the three and six months ended May 1, 2004, there were no material changes to our contractual cash obligations.

We have provided certain indemnities under which we may be required to make payments to an indemnified party in connection with certain transactions and agreements, in particular with respect to certain acquisitions and divestitures, we have provided customary indemnities for such matters as environmental, tax, product and employee liabilities. In addition, in connection with various other agreements, including subsidiary banking agreements, we may provide routine guarantees. Generally the potential amount of future maximum payments cannot be reasonably estimated and therefore, we have not recorded any liability for these indemnities in the consolidated financial statements. The duration of the indemnities varies, and in many cases is indefinite.

At May 1, 2004, our principal source of liquidity was $2,542 million of cash and cash equivalents and short-term investments. We believe that our existing sources of liquidity and cash expected to be generated from future operations, together with anticipated available long-term financing, will be sufficient to fund operations, capital expenditures and research and development efforts for at least the next twelve months and thereafter for the foreseeable future.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”, and amended it by issuing FIN 46R in December 2003. FIN 46R requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. Because we do not have any variable interest entities, the adoption of the provisions of FIN 46R in the second quarter of fiscal 2004 did not have any effect on our financial position or results of operations.

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

Inventory Valuation

Inventories are valued at the lower of cost (first-in, first-out method) or market. Because of the cyclical nature of the semiconductor industry, changes in inventory levels, obsolescence of technology, and product life cycles, we write down inventories to net realizable value. We employ a variety of methodologies to determine the amount of inventory reserves necessary. While a portion of the reserve is determined via reference to the age of inventory and lower of cost or market calculations, an element of the reserve is subject to significant judgments made by us about future demand for our inventory. Additionally, we have built inventory in preparation for the transfer of production from our four-inch wafer fabrication facilities to our six- and eight-inch wafer fabrication facilities for both lifetime supply and transition inventory. We have recorded certain levels of reserves related to these inventory builds. Although we believe that we have used our best efforts and available information to estimate future demand, due to the uncertain economic times and the difficulty inherent in predicting future results, it is possible that actual demand for our products will differ from our estimates. If actual demand for our products is less than our estimates, additional reserves for existing inventories may need to be recorded in future periods.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts, when appropriate, for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, our actual losses may exceed our estimates, and additional allowances would be required.

Long-Lived Assets and Goodwill

We review property, plant, and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amount to future undiscounted cash flows the assets are expected to generate over their remaining economic life. If such assets are considered to be impaired, the impairment to be recognized in earnings equals the amount by which the carrying value of the assets exceeds their fair value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. Although we have recognized no material impairment adjustments related to our property, plant, and equipment during the past three fiscal years, except those made in conjunction with restructuring actions, deterioration in our business in the future could lead to such impairment adjustments in future periods. Evaluation of impairment of long-lived assets requires estimates of future operating results that are used in the preparation of the expected future undiscounted cash flows. Actual future operating results and the remaining economic lives of our long-lived assets could differ from the estimates used in assessing the recoverability of these assets. These differences could result in impairment charges, which could have a material adverse impact on our results of operations.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, or FAS 142, “Goodwill and Other Intangible Assets.” In the first quarter of fiscal 2003, we adopted the new rules of FAS 142 for measuring and assessing goodwill for impairment. As required by FAS 142, all remaining and future acquired goodwill is subject to annual impairment tests, or earlier if indicators of potential impairment exist. The estimates and assumptions described above along with other factors such as discount rates will affect the amount of an impairment loss, if any, we recognize under FAS 142. We are required to test goodwill annually for impairment, which may result in impairment losses that could have a material adverse impact on our results of operations.

Accounting for Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, or FAS 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. FAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We evaluate the realizability of our deferred tax assets quarterly. At May 1, 2004, we had deferred tax assets of $130 million primarily resulting from temporary differences between the book and tax bases of assets and liabilities. While these assets are not assured of realization, we have conducted an assessment of the likelihood of realization and concluded that no significant valuation allowance is required. In reaching our conclusion, we evaluated certain relevant criteria including the existence of deferred tax liabilities that can be used to absorb deferred tax assets, the taxable income in prior carryback years that can be used to absorb net operating losses and taxable income in future years. Our judgments regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors. These changes, if any, may require material adjustments to these deferred tax assets, resulting in a reduction in net income or an increase in net loss in the period when such determinations are made.

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

Contingencies

From time to time, we receive notices that our products or manufacturing processes may be infringing the patent or intellectual property rights of others. We periodically assess each matter in order to determine if a contingent liability should be recorded in accordance with Statement of Financial Accounting Standards No. 5, or FAS 5, “Accounting for Contingencies”. In making this determination, we may, depending on the nature of the matter, consult with internal and external legal counsel and technical experts. Based on the information we obtain, combined with our judgment regarding all the facts and circumstances of each matter, we determine whether it is probable that a contingent loss may be incurred and whether the amount of such loss can be reasonably estimated. Should a loss be probable and reasonably estimable, we record a contingent loss in accordance with FAS 5. In determining the amount of a contingent loss, we consider advice received from experts in the specific matter, current status of legal proceedings, settlement negotiations that may be ongoing, prior case history and other factors. Should the judgments and estimates made by us be incorrect, we may need to record additional contingent losses that could materially adversely impact our results of operations. See Note 12 to our Consolidated Financial Statements contained in Item 8 of our Annual Report on Form 10-K for the year ended November 1, 2003.

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

In certain markets where end-user demand may be particularly volatile and difficult to predict, some customers place orders that require us to manufacture product and have it available for shipment, even though the customer is unwilling to make a binding commitment to purchase all, or any, of the product. At any given time, this situation could affect a portion of our backlog. As a result, we are subject to the risk of cancelation of orders leading to a sharp fall-off of sales and backlog. Further, those orders may be for products that meet the customer’s unique requirements so that those canceled orders would, in addition, result in an inventory of unsaleable products, resulting in potential inventory write-offs. As a result of lengthy manufacturing cycles for certain of the products subject to these uncertainties, the amount of unsaleable product could be substantial. Reductions, cancelations or delays in orders for our products could adversely affect our operating results.

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

The cyclical nature of the semiconductor industry has resulted in sustained and short-term periods when demand for our products has increased or decreased rapidly. During periods of rapid increases in demand, our available capacity may not be sufficient to satisfy the available demand. We, and the semiconductor industry generally, expand production facilities and access to third-party foundries in response to these periods of increased demand. These capacity expansions by us and other semiconductor manufacturers may lead to overcapacity in our target markets which could lead to price erosion that would adversely impact our operating results.

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

There can be no assurance that any patent will issue on pending applications or that any patent issued to us will provide substantive protection for the technology or product covered by it. We believe that patent and mask set protection is of less significance in our business than experience, innovation and management skill. There also can be no assurance that others will not develop or patent similar technology, or reverse engineer our products, or that our confidentiality agreements with employees, consultants, silicon foundries and other suppliers and vendors will be adequate to protect our interests.

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

During the first six months of fiscal year 2004, approximately 77% of our revenues were derived from customers in international markets. Although we engage in hedging transactions to reduce our exposure to currency exchange rate fluctuations, there can be no assurance that our competitive position will not be adversely affected by changes in the exchange rate of the United States dollar against other currencies. We have manufacturing facilities outside the United States in Ireland and the Philippines. In addition to being exposed to the ongoing economic cycles in the semiconductor industry, we are also subject to the economic and political risks inherent in international operations and their impact on the United States economy in general, including the risks associated with ongoing uncertainties and political and economic instability in many countries around the world as well as the economic disruption from acts of terrorism, and the response to them by the United States and its allies. These risks include air transportation disruptions, expropriation, currency controls, currency exchange rate movement, and additional costs related to tax, tariff and freight rates.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

During the second quarter of fiscal 2004 we purchased fixed-rate short-term investments with contractual maturities of greater than twelve months. These investments are marked to market at the end of each quarter. As of May 1, 2004, the fair value of our short-term investments would change by approximately $46 million for each 100 basis point increase or decrease in interest rates. Our annual interest income would change by approximately $20 million in fiscal 2004 for each 100 basis point increase or decrease in interest rates compared to $29 million in fiscal 2003. A change in interest rates would have less of an impact on our annual interest income in fiscal 2004 than in fiscal 2003 due to a combination of a lower investment balance and a portion of the investment portfolio being invested in fixed rate investments. There have been no other material changes in the information provided under ITEM 7A. “Qualitative and Quantitative Disclosures about Market Risk” set forth on page 32 of our Annual Report on Form 10-K for the year ended November 1, 2003.

ITEM 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of May 1, 2004. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of May 1, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the second quarter ended May 1, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e) We publicly announced a stock repurchase program on August 15, 2002 under which our board of directors authorized the repurchase of up to 15 million shares of our common stock. Under the repurchase program, we may repurchase outstanding shares of our common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of our board of directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program. From February 1, 2004 through May 1, 2004, we did not repurchase any shares of common stock under the repurchase program. From the inception of the repurchase program through May 1, 2004, we repurchased a total of 4,351,751 shares. There are 10,648,249 shares of common stock that may yet be purchased under the repurchase program.

ITEM 4. Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held on March 9, 2004, our stockholders elected Messrs. Jerald G. Fishman and F. Grant Saviers to serve as Class II Directors for a term of three years by the following votes:

Nominee	Votes For	Votes Withheld	Broker Non-Votes
Jerald G. Fishman	326,432,496	5,558,862	0
F. Grant Saviers	319,391,678	12,559,680	0

Each of the following directors who were not up for reelection at the Annual Meeting of Stockholders continue to serve as directors since the Annual Meeting of Stockholders: Messrs. James A. Champy, Kenton J. Sicchitano, Lester C. Thurow, John L. Doyle and Ray Stata and Ms. Christine King.

Stockholders also ratified the selection by the audit committee of our board of directors of Ernst & Young LLP as our independent auditors for the fiscal year ending October 30, 2004 by a vote of 325,989,707 in favor, 4,189,358 opposed and 1,812,293 abstaining.

Stockholders also approved an amendment to our Restated Articles of Organization to increase the number of authorized shares of common stock from 600,000,000 shares to 1,200,000,000 shares by a vote of 311,871,102 in favor, 18,330,379 opposed and 1,789,877 abstaining.

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

On May 13, 2004, we furnished a Current Report on Form 8-K under Item 12 containing a press release announcing our financial results for the fiscal quarter ended May 1, 2004.

On May 14, 2004, we furnished a Current Report on Form 8-K under Item 12 containing a correction to our press release we furnished on May 13, 2004.

Items 1, 3 and 5 of PART II are not applicable and have been omitted.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANALOG DEVICES, INC.
Date: May 18, 2004	By:	/s/ Jerald G. Fishman
Jerald G. Fishman
President and Chief Executive Officer (Principal Executive Officer)

Date: May 18, 2004	By:	/s/ Joseph E. McDonough
Joseph E. McDonough
Vice President-Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
No.	Description
3.1	Restated Articles of Organization of Analog Devices, Inc., as amended.

10.1	Analog Devices, Inc. Fiscal 2004 Bonus Plan for U.S.-Based Employees.

10.2	Analog Devices, Inc. Fiscal 2004 Bonus Plan for Europe-Based Employees.

31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

32.1	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).

32.2	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer).