Form 10-Q
period 2004-07-31
ANALOG DEVICES INC
filed 2004-08-17
CIK 6281

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ✓ NO

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ✓ NO

     As of July 31, 2004 there were 378,379,070 shares of Common Stock, $0.16 2/3 par value per share, outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANALOG DEVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(thousands, except per share amounts)

	Three Months Ended
	July 31, 2004	August 2, 2003
Net sales	$717,793	$520,445
Cost of sales	287,271	233,846

Gross margin	430,522	286,599
Operating expenses:
Research and development	132,856	113,672
Selling, marketing, general and administrative	89,162	72,178
Special charges	—	341
Amortization of intangibles	680	656

	222,698	186,847
Operating income	207,824	99,752
Nonoperating (income) expenses:
Interest expense	146	7,763
Interest income	(9,576)	(9,999)
Other, net	523	762

	(8,907)	(1,474)

Income before income taxes	216,731	101,226
Provision for income taxes	47,681	22,270

Net income	$169,050	$78,956

Shares used to compute earnings per share – basic	377,144	366,025

Shares used to compute earnings per share – diluted	394,203	384,166

Earnings per share – basic	$0.45	$0.22

Earnings per share – diluted	$0.43	$0.21

Dividends declared per share	$0.06	$—

See accompanying notes.

ANALOG DEVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(thousands, except per share amounts)

	Nine Months Ended
	July 31, 2004	August 2, 2003
Net sales	$2,001,676	$1,489,751
Cost of sales	824,167	676,555

Gross margin	1,177,509	813,196
Operating expenses:
Research and development	380,611	335,810
Selling, marketing, general and administrative	253,682	213,002
Special charges	—	341
Amortization of intangibles	2,033	1,964

	636,326	551,117
Operating income	541,183	262,079
Nonoperating (income) expenses:
Interest expense	180	24,561
Interest income	(23,308)	(32,516)
Other, net	2,792	477

	(20,336)	(7,478)

Income before income taxes	561,519	269,557
Provision for income taxes	123,047	59,303

Net income	$438,472	$210,254

Shares used to compute earnings per share – basic	374,687	364,477

Shares used to compute earnings per share – diluted	394,053	380,509

Earnings per share – basic	$1.17	$0.58

Earnings per share – diluted	$1.11	$0.55

Dividends declared per share	$0.16	$—

See accompanying notes.

ANALOG DEVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands)

	July 31, 2004	November 1, 2003	August 2, 2003
Assets
Cash and cash equivalents	$383,315	$517,874	$1,312,725
Short-term investments	2,305,191	1,598,869	1,916,640
Accounts receivable, net	354,897	294,781	259,134
Inventories:
Raw materials	9,433	7,864	10,050
Work in process	222,995	217,963	222,757
Finished goods	93,873	61,675	64,133

	326,301	287,502	296,940
Deferred tax assets	115,000	144,249	154,000
Prepaid expenses and other current assets	53,833	42,441	44,554

Total current assets	3,538,537	2,885,716	3,983,993

Property, plant and equipment, at cost:
Land and buildings	295,210	294,349	294,505
Machinery and equipment	1,310,950	1,275,544	1,371,028
Office equipment	93,602	93,768	94,232
Leasehold improvements	118,226	118,054	127,227

	1,817,988	1,781,715	1,886,992
Less accumulated depreciation and amortization	1,150,960	1,110,575	1,189,151

Net property, plant and equipment	667,028	671,140	697,841

Deferred compensation plan investments	310,106	304,008	294,742
Other investments	3,502	37,565	2,791
Goodwill	163,373	163,373	163,373
Other intangible assets, net	6,668	8,646	9,300
Other assets	23,033	22,429	96,028

Total other assets	506,682	536,021	566,234

	$4,712,247	$4,092,877	$5,248,068

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands, except share amounts)

	July 31, 2004	November 1, 2003	August 2, 2003
Liabilities and Stockholders’ Equity
Short-term borrowings and current portion of obligations under capital leases	$—	$—	$618
Accounts payable	135,986	99,336	106,054
Deferred income on shipments to distributors	166,356	121,345	112,607
Income taxes payable	172,702	129,810	151,275
Accrued liabilities	106,867	112,986	115,499

Total current liabilities	581,911	463,477	486,053

Long-term debt and obligations under capital leases	—	—	1,263,457
Deferred income taxes	18,000	16,562	18,000
Deferred compensation plan liability	313,895	308,435	299,130
Other non-current liabilities	18,057	16,329	17,758

Total non-current liabilities	349,952	341,326	1,598,345

Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $1.00 par value, 471,934 shares authorized, none outstanding	—	—	—
Common stock, $0.16 2/3 par value, 1,200,000,000 shares authorized, 378,379,070 shares issued and outstanding (370,234,242 on November 1, 2003 and 367,308,907 on August 2, 2003)	63,064	61,707	61,219
Capital in excess of par value	859,210	745,501	711,948
Retained earnings	2,863,931	2,477,900	2,389,873
Accumulated other comprehensive (loss) income	(5,821)	2,966	630

Total stockholders’ equity	3,780,384	3,288,074	3,163,670

	$4,712,247	$4,092,877	$5,248,068

See accompanying notes.

ANALOG DEVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(thousands)

	Nine Months Ended
	July 31, 2004	August 2, 2003
Cash flows from operating activities:
Net income	$438,472	$210,254
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	112,163	126,339
Amortization of intangibles	2,033	1,964
Loss on sale of investment	1,676	—
Deferred income taxes	30,296	(6,096)
Non-cash portion of special charge	—	4,694
Other non-cash expense	7,813	11,292
Changes in operating assets and liabilities	3,456	(20,210)

Total adjustments	157,437	117,983

Net cash provided by operating activities	595,909	328,237

Cash flows from investing activities:
Purchases of short-term available-for-sale investments	(3,330,670)	(4,026,968)
Maturities of short-term available-for-sale investments	2,612,201	3,394,598
Proceeds from sale of fixed assets	—	1,500
Proceeds from sale of investments	35,574	—
Additions to property, plant and equipment, net	(107,949)	(49,377)
Decrease in other assets	2,698	14,145

Net cash used for investing activities	(788,146)	(666,102)

Cash flows from financing activities:
Repurchase of common stock	—	(52)
Net proceeds from employee stock plans	108,796	44,384
Dividend payments to stockholders	(52,441)	—
Payments on capital lease obligations	—	(3,398)
Net decrease in variable rate borrowings	—	(5,475)

Net cash provided by financing activities	56,355	35,459

Effect of exchange rate changes on cash	1,323	1,378

Net decrease in cash and cash equivalents	(134,559)	(301,028)
Cash and cash equivalents at beginning of period	517,874	1,613,753

Cash and cash equivalents at end of period	$383,315	$1,312,725

See accompanying notes.

ANALOG DEVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2004
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

	Three Months Ended
	July 31, 2004	August 2, 2003
Net income, as reported	$169,050	$78,956
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	1,678	1,561
Deduct: total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(58,692)	(58,025)

Pro forma net income	$112,036	$22,492

Earnings per share:
Basic – as reported	$0.45	$0.22

Basic – pro forma	$0.30	$0.06

Diluted – as reported	$0.43	$0.21

Diluted – pro forma	$0.28	$0.06

	Nine Months Ended
	July 31, 2004	August 2, 2003
Net income, as reported	$438,472	$210,254
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	4,464	4,525
Deduct: total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(166,008)	(172,703)

Pro forma net income	$276,928	$42,076

Earnings per share:
Basic – as reported	$1.17	$0.58

Basic – pro forma	$0.74	$0.12

Diluted – as reported	$1.11	$0.55

Diluted – pro forma	$0.70	$0.11

Note 3 – Comprehensive Income

Components of comprehensive income include net income and certain transactions that have generally been reported in the consolidated statement of stockholders’ equity and consisted of the following:

	Three Months Ended
	July 31, 2004	August 2, 2003
Net income	$169,050	$78,956
Foreign currency translation	(188)	19
Unrealized holding gains (losses) (net of taxes of $958) on securities classified as Short-term Investments	(1,779)	—
Unrealized holding gains (losses) (net of taxes of $667 and $247, respectively) on securities classified as Other Investments	(1,237)	458
Change in unrealized losses on derivative instruments designated as cash flow hedges	(2,713)	(2,121)

Other comprehensive loss	(5,917)	(1,644)

Comprehensive income	$163,133	$77,312

	Nine Months Ended
	July 31, 2004	August 2, 2003
Net income	$438,472	$210,254
Foreign currency translation	31	1,824
Unrealized holding gains (losses) (net of taxes of $4,252) on securities classified as Short-term Investments	(7,895)	—
Change in unrealized gains on securities classified as Other Investments:
Unrealized holding gains (net of taxes of $528 and $1,300 respectively)	981	2,414
Less: reclassification adjustment for losses included in net income	1,090	—

Net unrealized gains on securities classified as Other Investments	2,071	2,414

Change in unrealized losses on derivative instruments designated as cash flow hedges	(2,994)	(1,700)

Other comprehensive (loss) income	(8,787)	2,538

Comprehensive income	$429,685	$212,792

The components of accumulated other comprehensive income at July 31, 2004 and November 1, 2003 consisted of the following:

	July 31, 2004	November 1, 2003
Unrealized losses on available-for-sale securities	$(6,989)	$(1,165)
Unrealized (losses) gains on derivative instruments	(185)	2,809
Minimum pension liability adjustments	(2,521)	(2,521)
Foreign currency translation adjustments	3,874	3,843

Total accumulated other comprehensive (loss) income	$(5,821)	$2,966

Note 4 – Short-term investments

A portion of the Company’s short-term investments have contractual maturities of twelve months or less at time of acquisition. Because of the short term to maturity, and hence relative price insensitivity to changes in market interest rates, amortized cost approximates fair value for all of these securities. The remainder of the Company’s short-term investments have contractual maturities of greater than twelve months and are marked-to-market at the end of each quarter. Unrealized gains and losses, net of tax, on these securities, are included in accumulated other comprehensive income, which is a separate component of stockholders’ equity.

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

Foreign Exchange Exposure Management — The Company has significant international sales and purchase transactions in foreign currencies and has a policy of hedging forecasted and actual foreign currency risk with forward foreign exchange contracts. The Company’s forward foreign exchange contracts are denominated in Japanese Yen, British Pounds Sterling and the Euro and are for periods consistent with the terms of the underlying transactions, generally one year or less. Derivative instruments are employed to eliminate or minimize certain foreign currency exposures that can be confidently identified and quantified. In accordance with FAS 133, hedges related to anticipated transactions are designated and documented at the inception of the respective hedges as cash flow hedges and are evaluated for effectiveness monthly. As the terms of the contract and the underlying transaction are matched at inception, forward contract effectiveness is calculated by comparing the change in fair value of the contract to the change in the forward value of the anticipated transaction, with the effective portion of the gain or loss on the derivative instrument reported as a component of OCI in stockholders’ equity and reclassified into earnings in the same period during which the hedged transaction affects earnings. Any residual change in fair value of the instruments, or ineffectiveness, is recognized immediately in other income/expense. No ineffectiveness was recognized during the first nine months of fiscal 2004 or fiscal 2003.

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

The following table summarizes activity in other comprehensive income related to derivatives classified as cash flow hedges held by the Company during the period from November 2, 2003 through July 31, 2004:

Accumulated gain included in other comprehensive income as of November 1, 2003	$2,809
Changes in fair value of derivatives – gain (loss)	3,111
Less: Reclassifications into earnings from other comprehensive income	(6,105)

Accumulated loss included in other comprehensive income as of July 31, 2004	$(185)

     All of the accumulated loss will be reclassified into earnings over the next twelve months.

Note 6 – Special Charges

A summary of the activity in accrued restructuring is as follows:

	Fiscal 2003	Fiscal 2002			Fiscal 2001
	4th Quarter	2nd Quarter	3rd Quarter	4th Quarter	Special
Accrued Restructuring	Special Charges	Special Charges	Special Charges	Special Charges	Charges	Total
Balance at November 1, 2003	$2,042	$6,075	$1,114	$678	$1,423	$11,332

Severance payments	(1,037)	(2,178)	(706)	(294)	(867)	(5,082)
Other cash payments	(15)	(1,759)	—	(89)	(4)	(1,867)
Effect of foreign currency translation on accrual	—	—	18	—	—	18

Balance at January 31, 2004	$990	$2,138	$426	$295	$552	$4,401

Severance payments	(990)	(1,111)	(80)	(90)	(310)	(2,581)
Other cash payments	—	(425)	—	(153)	—	(578)
Effect of foreign currency translation on accrual	—	—	(2)	—	—	(2)

Balance at May 1, 2004	$—	$602	$344	$52	$242	$1,240

Severance payments	—	(299)	(39)	—	(204)	(542)
Other cash payments	—	(54)	(9)	—	—	(63)
Effect of foreign currency translation on accrual	—	—	4	—	—	4

Balance at July 31, 2004	$—	$249	$300	$52	$38	$639

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

     Fiscal 2002 Charges

During the second quarter of fiscal 2002, the Company recorded special charges of approximately $27.2 million. The second quarter charge was comprised of $25.7 million related to the planned transfer of production from the Company’s three older four-inch wafer fabrication facilities to the Company’s three six-inch and one eight-inch wafer fabrication facilities, and $3 million primarily related to the impairment of an investment, which was partially offset by an adjustment of $1.5 million related to equipment cancelation fees recorded in fiscal year 2001. The investment impairment, which was related to an equity investment in a private company, was due to the Company’s decision to abandon the product strategy for which the investment was made. Included in the $25.7 million special charge were severance and fringe benefit costs of $15.3 million for 509 manufacturing employees in the United States and Ireland, $2.3 million related to the write-down of equipment to be abandoned and $8.1 million of other charges, primarily related to lease termination and cleanup costs. The write-down of equipment was principally due to a decision to discontinue various product development strategies. In the third quarter of fiscal 2003, the Company reversed $2.9 million of the accrual primarily due to lower than previously expected severance costs. The lower severance costs were the result of a reduction in the number of separated employees and, to a lesser extent, the average tenure of separated employees differing from estimates. The 509 employees projected to be terminated at the time of the original charge was adjusted down to 439 and, as of May 1, 2004, all of the employees had been terminated. The reduction in the number of employees to be terminated was due to the transfer of employees, which primarily occurred in the third quarter of fiscal 2003, to positions in the Company’s six-inch wafer fabrication facilities where the Company experienced an unexpected increase in demand for its products. All the closure and consolidation actions planned related to the Company’s four-inch wafer fabrication facilities are now complete. The equipment disposition and cleanup activity is underway at each site and the related cleanup costs, which were included in the special charge, will be expended as this activity is completed. Since severance costs are paid as income continuance at some locations, these amounts will be expended over time subsequent to the final termination of employment.

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

During the fourth quarter of fiscal 2002, the Company recorded special charges of approximately $8.4 million. The charges included severance and fringe benefit costs of $2.5 million related to cost reduction actions taken in the sales group, several product groups and the Company’s manufacturing test operations for approximately 65 employees in the United States and Europe, all of whom had been terminated as of November 1, 2003. The charges also included $2.1 million related to the impairment of investments, $1.8 million primarily related to the abandonment of equipment and lease cancelation fees and a change in estimate of $2.0 million for additional estimated cleanup costs originally recorded in the second quarter of fiscal 2002. The investment impairment charges were related to the decline in fair value of a publicly traded equity investment to less than its cost basis that was determined to be other-than-temporary, and to an equity investment in a private company. The private company equity investment was part of a product strategy that the Company decided to abandon.

Of the $48.5 million of special charges recorded in fiscal 2002, $0.6 million remained accrued as of July 31, 2004 and primarily related to separation costs being paid as income continuance.

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

	Three Months Ended
	July 31, 2004	August 2, 2003
Basic:
Net income	$169,050	$78,956

Weighted shares outstanding	377,144	366,025

Earnings per share	$0.45	$0.22

Diluted:
Net income	$169,050	$78,956

Weighted shares outstanding	377,144	366,025
Assumed exercise of common stock equivalents	17,059	18,141

Weighted average common and common equivalent shares	394,203	384,166

Earnings per share	$0.43	$0.21

Anti-dilutive common stock equivalents related to:
Outstanding stock options	14,171	29,485
Convertible debt	—	9,247

	Nine Months Ended
	July 31, 2004	August 2, 2003
Basic:
Net income	$438,472	$210,254

Weighted shares outstanding	374,687	364,477

Earnings per share	$1.17	$0.58

Diluted:
Net income	$438,472	$210,254

Weighted shares outstanding	374,687	364,477
Assumed exercise of common stock equivalents	19,366	16,032

Weighted average common and common equivalent shares	394,053	380,509

Earnings per share	$1.11	$0.55

Anti-dilutive common stock equivalents related to:
Outstanding stock options	5,621	38,695
Convertible debt	—	9,247

Note 8 – Segment Information

The Company operates and tracks its results in one reportable segment. The Company designs, develops, manufactures and markets a broad range of integrated circuits. The Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by Statement of Financial Accounting Standards No. 131 (FAS 131), “Disclosures about Segments of an Enterprise and Related Information.”

Note 9 – Goodwill and Other Intangible Assets

Beginning in fiscal 2003, the Company adopted Statement of Financial Accounting Standards No. 142 (FAS 142), “Goodwill and Other Intangible Assets.” As a result, the Company discontinued amortizing the remaining balances of goodwill beginning November 3, 2002. Instead, the Company is required to evaluate goodwill for impairment on an annual basis or whenever events or circumstances indicate that the carrying amount of goodwill may not be recoverable from estimated future cash flows.

Other intangible assets at July 31, 2004 and November 1, 2003, which will continue to be amortized, consisted of the following:

	July 31, 2004		Nov 1, 2003
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Technology-based	$16,923	$10,789	$16,923	$8,994
Tradename	1,167	665	1,167	572
Other	6,147	6,115	6,147	6,025

Total	$24,237	$17,569	$24,237	$15,591

The Company expects annual amortization expense for these intangible assets to be:

Fiscal	Amortization
Years	Expense
2004	$2,706
2005	2,376
2006	1,381
2007	1,381
2008	802

Note 10 – Pension Plans

The Company has various defined benefit pension and other retirement plans for certain non-U.S. employees that are consistent with local statutes and practices. The Company’s funding policy for its foreign defined benefit pension plans is consistent with the local requirements of each country. The plans’ assets consist primarily of U.S. and non-U.S. equity securities, bonds, property and cash.

Net periodic pension cost of non-U.S. plans is presented in the following table:

	Three Months Ended
	July 31, 2004	August 2, 2003
Service cost	$1,767	$1,449
Interest cost	1,414	1,170
Expected return on plan assets	(1,618)	(1,458)
Amortization of prior service cost	44	40
Amortization of transitional (asset) or obligation	(10)	(29)
Recognized actuarial (gain) or loss	88	91

Net periodic pension cost	$1,685	$1,263

	Nine Months Ended
	July 31, 2004	August 2, 2003
Service cost	$5,311	$4,347
Interest cost	4,250	3,510
Expected return on plan assets	(4,868)	(4,374)
Amortization of prior service cost	134	120
Amortization of transitional (asset) or obligation	(26)	(87)
Recognized actuarial (gain) or loss	260	273

Net periodic pension cost	$5,061	$3,789

Contributions of $1.9 million and $4.5 million have been made in the three and nine months ended July 31, 2004, respectively. The Company presently anticipates contributing an additional $1.7 million to fund its defined benefit pension plans in fiscal year 2004 for a total of $6.2 million.

Note 11 – Guarantees and Product Warranties

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

The Company generally offers a 12-month warranty for its products. The Company’s warranty policy provides for replacement of the defective product. Specific accruals are recorded for known product warranty issues. Product warranty expenses were not material during the three and nine month periods ended July 31, 2004 and August 2, 2003.

Note 12 – Stockholders’ Equity

Effective July 1, 2004, companies incorporated in Massachusetts became subject to Chapter 156D of the Massachusetts Business Corporation Act. Chapter 156D eliminates the concept of treasury shares and provides that shares reacquired by a company are to be treated as authorized but unissued shares of common stock. As a result of this change, the Company has reclassified, for the balance sheets presented, shares previously classified as treasury shares as authorized, but unissued shares of common stock. At November 1, 2003 the Company had 4,040,414 shares at a cost of $91.4 million classified as treasury stock.

Note 13 – Subsequent Events

On August 11, 2004, the Company’s Board of Directors declared a cash dividend of $0.06 per outstanding share of common stock. The dividend will be paid on September 15, 2004 to all stockholders of record at the close of business on August 27, 2004.

On August 11, 2004, the Company’s Board of Directors authorized the repurchase of up to an aggregate of $500 million of its common stock. The Company may repurchase shares from time to time on the open market or in privately negotiated transactions. The Company’s management will determine the timing and amount of shares repurchased. The Company’s previous repurchase program announced on August 15, 2002 was terminated by resolution of the Board of Directors on August 11, 2004.

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

Results of Operations

Third Quarter 2004 Overview

	Three Months Ended
	July 31, 2004	May 1, 2004	August 2, 2003
Net Sales	$717,793	$678,530	$520,445
Diluted EPS	$0.43	$0.39	$0.21
Gross Margin %	60.0%	59.2%	55.1%

Net sales in the third quarter of fiscal 2004 increased 38% from the amount recorded in the third quarter of fiscal 2003 and 6% from the amount recorded in the second quarter of fiscal 2004. We generated $596 million in operating cash during the first nine months of fiscal 2004 and had $2,689 million of cash, cash equivalents and short-term investments at July 31, 2004.

Sales

Net sales were $717.8 million in the third quarter of fiscal 2004, an increase of 38% from net sales of $520.4 million in the third quarter of fiscal 2003. Net sales for the first nine months of fiscal 2004 were $2,001.7 million, an increase of 34% from net sales of $1,489.8 million reported for the comparable period in fiscal 2003. Net sales for the three and nine month periods ended July 31, 2004, as compared to the same periods in the prior year, increased across all of our end markets primarily as a result of strong sales to our wireless communication and industrial customers, and to a lesser extent, to our consumer customers.

Approximately 80% of our net sales were from analog products and approximately 20% of our net sales were from digital signal processing, or DSP, products in the three and nine month periods ended July 31, 2004. Our analog product sales were 41% higher in the third quarter of fiscal 2004 than in the third quarter of fiscal 2003, primarily as a result of increased converter product sales. Our DSP product sales were 26% higher in the third quarter of fiscal 2004 than in the third quarter of fiscal 2003, primarily as a result of increased wireless handset and general purpose DSP product sales.

Net sales were higher in every region of the world in which our products are sold for the three and nine months ended July 31, 2004, as compared to the same periods in the prior year. The strongest growth was in Southeast Asia, where sales of our products increased by 46% and 43% for the three and nine months ended July 31, 2004, as compared to the same periods in the prior year. The percentage of sales by geographic region, based upon point of sale, for the first three and nine months of fiscal 2004 and fiscal 2003 is as follows:

	Three Months Ended		Nine Months Ended
Region	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
North America.	25%	25%	24%	26%
Europe	18%	20%	18%	20%
Japan	19%	19%	20%	18%
Southeast Asia	38%	36%	38%	36%

Gross Margin

Gross margin improved in the third quarter of fiscal 2004 to 60.0% of net sales, up 490 basis points from the third quarter of fiscal 2003 when gross margin was 55.1% of net sales. For the first nine months of fiscal 2004, gross margin improved to 58.8% of net sales from 54.6% of net sales for the first nine months of fiscal 2003. For both the three and nine month periods, the increase in gross margin was due to the favorable mix of products, the impact of cost reduction programs and the effect of fixed costs allocated across higher levels of production.

Research and Development

	Three Months Ended		Nine Months Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
R&D Expenses	$132,856	$113,672	$380,611	$335,810
R&D Expenses as a % of Net Sales	18.5%	21.8%	19.0%	22.5%

Research and development, or R&D, expenses increased $19.2 million or 17% in the third quarter of fiscal 2004 from the amount recorded in the third quarter of fiscal 2003. R&D expenses increased $44.8 million or 13% in the first nine months of fiscal 2004 from the amount recorded in the comparable period of fiscal 2003. Both the three month and nine month percentage increase in R&D expenses was less than our increase in sales for the same periods as a result of our continued tight control on discretionary expenses.

The increase in R&D expenses in dollars in both the three and nine month periods ended July 31, 2004 compared to the same periods in the prior year was primarily the result of increased headcount, increased salary and bonus expenses. R&D expense as a percentage of net sales will fluctuate from quarter to quarter depending on the amount of net sales and the success of new product development efforts, which we view as critical to our future growth. At any point in time we have hundreds of R&D projects underway, and we believe that none of these projects is material on an individual basis. We expect to continue the development of innovative technologies and processes for new products and we believe that a continued commitment to R&D is essential in order to maintain product leadership with our existing products and to provide innovative new product offerings. Therefore, we expect to continue to make significant R&D investments in the future.

Selling, Marketing, General and Administrative

	Three Months Ended		Nine Months Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
SMG&A Expenses	$89,162	$72,178	$253,682	$213,002
SMG&A Expenses as a % of Net Sales	12.4%	13.9%	12.7%	14.3%

The increase in selling, marketing, general and administrative, or SMG&A, expenses in dollars in both the three and nine month periods ended July 31, 2004 compared to the same periods in the prior year was primarily the result of increased commission expenses due to the increase in net sales, increased headcount, increased salary and bonus expenses and increased legal costs associated with intellectual property litigation. The decrease in SMG&A as a percentage of sales in both the three and nine month periods ended July 31, 2004 compared to the same periods in the prior year was primarily the result of increased sales volume.

Nonoperating Income and Expense

Interest expense was $0.1 million and $0.2 million in the three and nine months ended July 31, 2004 compared to $7.8 million and $24.6 million in the same periods in the prior year. The decrease in interest expense was the result of the redemption of our 4.75% Convertible Subordinated Notes, or notes, on October 1, 2003. Interest income was $9.6 million and $23.3 million for the three and nine months ended July 31, 2004 compared to $10.0 million and $32.5 million for the comparable periods in the prior year. The decrease in interest income in both periods is attributable to lower invested cash balances in fiscal 2004 due to our redemption of the notes on October 1, 2003 offset by an increase in interest rates in fiscal 2004. The factors above that had the effect of decreasing interest income, were partially offset during the third quarter of fiscal 2004 by the purchase of short-term investments with longer contractual maturities, and therefore, higher interest rates.

Provision for Income Taxes

Our effective income tax rate of 22% for both the three and nine months ended July 31, 2004 remained consistent with the same periods of fiscal 2003.

Net Income

	Three Months Ended		Nine Months Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Net Income	$169,050	$78,956	$438,472	$210,254
Net Income as a % of Net Sales	23.6%	15.2%	21.9%	14.1%
Diluted EPS	$0.43	$0.21	$1.11	$0.55

Both the three and nine month increases in net income were due to increased revenue levels, improvements in gross margin and continued tight control over discretionary operating expenses.

Outlook

Our customers appear somewhat more cautious and have increased the rate of order cancelations from prior quarters. This makes planning for the future more uncertain. Our plan for the fourth quarter of fiscal 2004 is based on an assumption that revenues for that quarter will be approximately the same as during the third quarter of fiscal 2004. Based on this assumption, we are planning for gross margins, operating expenses, net income and earnings per share for the fourth quarter of fiscal 2004 to be approximately the same as during the third quarter of fiscal 2004.

Liquidity and Capital Resources

At July 31, 2004, cash, cash equivalents and short-term investments totaled $2,689 million, an increase of $572 million from the fourth quarter of fiscal 2003. This increase was primarily due to operating cash inflows of $596 million, net proceeds of $109 million from our various employee stock programs and $36 million from the sale of an investment, offset by capital expenditures of $108 million and dividend payments of $52 million.

Accounts receivable of $355 million at the end of the third quarter of fiscal 2004 increased $60 million, or 20%, from $295 million at the end of the fourth quarter of fiscal 2003 and $96 million, or 37%, from the $259 million at the end of the third quarter of fiscal 2003. The increase in accounts receivable from the third quarter of fiscal 2003 and during the first nine months of fiscal 2004 resulted principally from increases in net sales. Days sales outstanding declined to 45 days at July 31, 2004 from 48 days as of November 1, 2003 and remained unchanged when compared to the third quarter of fiscal 2003.

Inventories increased by $39 million, or 14%, from the end of fiscal 2003, to $326 million at the end of the third quarter of fiscal 2004. Days cost of sales in inventory declined by 2 days to 104 days as of the end of the third quarter of fiscal 2004 from the end of the fourth quarter of fiscal 2003. The increase in inventory in dollars was attributable to production increases in response to expected increased demand from our customers.

Current liabilities increased to $582 million at the end of the third quarter of fiscal 2004, an increase of $119 million, or 26%, from the $463 million at the end of fiscal 2003 and an increase of $96 million, or 20%, from the $486 million at the end of the third quarter of fiscal 2003. The increase in current liabilities for the first nine months of fiscal 2004 and from the end of the third quarter of fiscal 2003 is primarily the result of increased manufacturing and operating expense levels and increased capital expenditures driven by the increase in demand for our products.

Net additions to property, plant and equipment were $108 million in the first nine months of fiscal 2004 and were funded with a combination of cash on hand and cash generated from operations. Fiscal 2004 capital expenditures are expected to be approximately $150 million, and are primarily expenditures at our wafer fabrication and test facilities in response to increased demand for our products.

On August 11, 2004, our Board of Directors declared a cash dividend of $0.06 per outstanding share of common stock. The dividend is payable on September 15, 2004 to stockholders of record on August 27, 2004 and is expected to be approximately $23 million. The payment of future dividends, if any, will be based on our future financial performance.

On August 11, 2004, our Board of Directors authorized the repurchase of up to an aggregate of $500 million of our common stock. We may repurchase shares from time to time on the open market or in privately negotiated transactions. Management will determine the timing and amount of shares repurchased. Our previous repurchase program announced on August 15, 2002 was terminated by resolution of our Board of Directors on August 11, 2004.

During the nine month period ended July 31, 2004, there were no material changes to our contractual obligations required to be disclosed under Item 303(a)(5) of Regulation S-K.

We have provided certain indemnities under which we may be required to make payments to an indemnified party in connection with certain transactions and agreements, in particular with respect to certain acquisitions and divestitures, we have provided customary indemnities for such matters as environmental, tax, product and employee liabilities. In addition, in connection with various other agreements, including subsidiary banking agreements, we may provide routine guarantees. Generally the potential amount of future payments cannot be reasonably estimated and therefore, we have not recorded any liability for these indemnities in the consolidated financial statements. The duration of the indemnities varies, and in many cases is indefinite.

At July 31, 2004, our principal source of liquidity was $2,689 million of cash and cash equivalents and short-term investments. We believe that our existing sources of liquidity and cash expected to be generated from future operations, together with anticipated available long-term financing, will be sufficient to fund operations, capital expenditures and research and development efforts for at least the next twelve months and thereafter for the foreseeable future.

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

Long-Lived Assets and Goodwill

We review property, plant, and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amount to future undiscounted cash flows the assets are expected to generate over their remaining economic life. If such assets are considered to be impaired, the impairment to be recognized in earnings equals the amount by which the carrying value of the assets exceeds their fair value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. Although we have recognized no material impairment adjustments related to our property, plant, and equipment during the past three fiscal years, except those made in conjunction with restructuring actions, deterioration in our business in the future could lead to such impairment adjustments in future periods. Evaluation of impairment of long-lived assets requires estimating future operating results and using such estimates in the preparation of the expected future undiscounted cash flows. Actual future operating results and the remaining economic lives of our long-lived assets could differ from the estimates used in assessing the recoverability of these assets. These differences could result in impairment charges, which could have a material adverse impact on our results of operations.

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

Accounting for Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, or FAS 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. FAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We evaluate the realizability of our deferred tax assets quarterly. At July 31, 2004, we had deferred tax assets of $115 million primarily resulting from temporary differences between the book and tax bases of assets and liabilities. While these assets are not assured of realization, we have conducted an assessment of the likelihood of realization and concluded that no significant valuation allowance is required. In reaching our conclusion, we evaluated certain relevant criteria including the existence of deferred tax liabilities that can be used to absorb deferred tax assets, the taxable income in prior carryback years that can be used to absorb net operating losses and taxable income in future years. Our judgments regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors. These changes, if any, may require material adjustments to these deferred tax assets, resulting in a reduction in net income or an increase in net loss in the period when such determinations are made.

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

During the first nine months of fiscal year 2004, approximately 76% of our revenues were derived from customers in international markets. Although we engage in hedging transactions to reduce our exposure to currency exchange rate fluctuations, there can be no assurance that our competitive position will not be adversely affected by changes in the exchange rate of the United States dollar against other currencies. We have manufacturing facilities outside the United States in Ireland and the Philippines. In addition to being exposed to the ongoing economic cycles in the semiconductor industry, we are also subject to the economic and political risks inherent in international operations and their impact on the United States economy in general, including the risks associated with ongoing uncertainties and political and economic instability in many countries around the world as well as the economic disruption from acts of terrorism, and the response to them by the United States and its allies. These risks include air transportation disruptions, expropriation, currency controls, currency exchange rate movement, and additional costs related to tax, tariff and freight rates.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

During the second quarter of fiscal 2004, we began purchasing fixed-rate short-term investments with contractual maturities of greater than twelve months. These investments are marked to market at the end of each quarter. As of July 31, 2004, the fair value of our short-term investments would change by approximately $64 million for each 100 basis point increase or decrease in interest rates. Our annual interest income would change by approximately $20 million in fiscal 2004 for each 100 basis point increase or decrease in interest rates compared to $29 million in fiscal 2003. A change in interest rates would have less of an impact on our annual interest income in fiscal 2004 than in fiscal 2003 due to a combination of a lower investment balance and a portion of the investment portfolio being invested in fixed rate investments. There have been no other material changes in the information provided under ITEM 7A. “Qualitative and Quantitative Disclosures about Market Risk” set forth on page 32 of our Annual Report on Form 10-K for the year ended November 1, 2003.

ITEM 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of July 31, 2004. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of July 31, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the third quarter ended July 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e)	We publicly announced a stock repurchase program on August 12, 2004 under which our Board of Directors authorized the repurchase of up to an aggregate of $500 million of our common stock. Under the repurchase program, we may repurchase outstanding shares of our common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.

Our previous repurchase plan publicly announced on August 15, 2002, was terminated by resolution of our Board of Directors on August 11, 2004. Under this repurchase plan, we were authorized to repurchase up to an aggregate of 15 million shares of our common stock. From May 1, 2004 through July 31, 2004, we did not repurchase any shares of common stock under this repurchase program. From the inception of this repurchase program through July 31, 2004, we repurchased a total of 4,351,751 shares under that program.

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

On August 12, 2004, we furnished a Current Report on Form 8-K under Item 12 containing a press release announcing our financial results for the fiscal quarter ended July 31, 2004.

On August 12, 2004, we filed a Current Report on Form 8-K under Item 5 containing a press release announcing that our Board of Directors has authorized the repurchase of up to an aggregate of $500 million of our common stock.

Items 1, 3, 4 and 5 of PART II are not applicable and have been omitted.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANALOG DEVICES, INC.
Date: August 17, 2004	By:	/s/ Jerald G. Fishman
Jerald G. Fishman
President and Chief Executive Officer (Principal Executive Officer)

Date: August 17, 2004	By:	/s/ Joseph E. McDonough
Joseph E. McDonough
Vice President-Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
No.	Description
3.2	By-laws of Analog Devices, Inc., as amended.

31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

32.1	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).

32.2	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer).