Form 10-Q
period 2005-01-29
ANALOG DEVICES INC
filed 2005-02-15
CIK 6281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 29, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________ to ________________

Commission File No. 1-7819

Analog Devices, Inc .

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

     As of January 29, 2005 there were 372,512,755 shares of Common Stock, $0.16 2/3 par value per share, outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
ITEM 4. Controls and Procedures
PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
ITEM 6. Exhibits
SIGNATURES
Exhibit Index
EX-10.1 Fiscal 2005 Bonus Plan for U.S. -Based Employees
EX-10.2 Fiscal 2005 Bonus Plan for Europe-Based Employees
EX-31.1 Section 302 Certification of CEO
EX-31.2 Section 302 Certification of CFO
EX-32.1 Section 906 Certification of CEO
EX-32.2 Section 906 Certification of CFO

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(thousands, except per share amounts)

	Three Months Ended
	January 29, 2005	January 31, 2004
Net sales	$580,536	$605,353

Cost of sales	245,008	259,888

Gross margin	335,528	345,465

Operating expenses:
Research and development	127,534	120,630
Selling, marketing, general and administrative	83,341	79,238

	210,875	199,868

Operating income	124,653	145,597

Nonoperating (income) expenses:
Interest expense	12	12
Interest income	(14,563)	(6,421)
Other, net	568	2,212

	(13,983)	(4,197)

Income before income taxes	138,636	149,794

Provision for income taxes	31,193	32,955

Net income	$107,443	$116,839

Shares used to compute earnings per share — basic	375,561	372,052

Shares used to compute earnings per share — diluted	388,107	392,904

Earnings per share — basic	$0.29	$0.31

Earnings per share — diluted	$0.28	$0.30

Dividends declared per share	$0.06	$0.04

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands)

	January 29, 2005	October 30, 2004
Assets

Cash and cash equivalents	$409,336	$518,940
Short-term investments	2,189,036	2,166,030
Accounts receivable, net	324,033	329,499
Inventories:
Raw materials	14,157	11,281
Work in process	244,506	226,106
Finished goods	94,628	108,516

	353,291	345,903
Deferred tax assets	108,000	111,585
Prepaid expenses and other current assets	56,796	56,654

Total current assets	3,440,492	3,528,611

Property, plant and equipment, at cost:
Land and buildings	315,670	301,439
Machinery and equipment	1,317,705	1,317,874
Office equipment	86,251	89,205
Leasehold improvements	107,815	106,826

	1,827,441	1,815,344

Less accumulated depreciation and amortization	1,173,833	1,147,565

Net property, plant and equipment	653,608	667,779

Deferred compensation plan investments	315,415	318,551
Other investments	3,398	3,854
Goodwill	163,373	163,373
Intangible assets, net	5,350	6,009
Other assets	30,499	31,906

Total other assets	518,035	523,693

	$4,612,135	$4,720,083

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands, except share amounts)

	January 29, 2005	October 30, 2004
Liabilities and Shareholders’ Equity

Accounts payable	$94,969	$126,845
Deferred income on shipments to distributors	152,112	157,951
Income taxes payable	178,020	157,511
Accrued liabilities	108,029	124,695

Total current liabilities	533,130	567,002

Deferred income taxes	4,000	10,716
Deferred compensation plan liability	319,013	322,304
Other non-current liabilities	21,562	20,489

Total non-current liabilities	344,575	353,509

Commitments and Contingencies

Shareholders’ Equity

Preferred stock, $1.00 par value, 471,934 shares authorized, none outstanding	—	—
Common stock, $0.16 2/3 par value, 1,200,000,000 shares authorized, 372,512,755 shares issued and outstanding (375,840,444 on October 30, 2004)	62,087	62,641
Capital in excess of par value	614,716	759,551
Retained earnings	3,058,495	2,973,631
Accumulated other comprehensive (loss) income	(868)	3,749

Total shareholders’ equity	3,734,430	3,799,572

	$4,612,135	$4,720,083

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(thousands)

	Three Months Ended
	January 29, 2005	January 31, 2004
Cash flows from operating activities:
Net income	$107,443	$116,839
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	38,313	37,565
Amortization of intangibles	684	677
Deferred income taxes	778	8,363
Other non-cash expense	2,516	4,172
Changes in operating assets and liabilities	(32,860)	24,032

Total adjustments	9,431	74,809

Net cash provided by operating activities	116,874	191,648

Cash flows from investing activities:
Purchases of short-term available-for-sale investments	(797,655)	(898,815)
Maturities of short-term available-for-sale investments	763,960	1,201,964
Additions to property, plant and equipment, net	(23,884)	(27,073)
Decrease (increase) in other assets	1,559	(556)

Net cash (used for) provided by investing activities	(56,020)	275,520

Cash flows from financing activities:
Repurchase of common stock	(161,204)	—
Net proceeds from employee stock plans	13,611	40,376
Dividend payments to shareholders	(22,579)	(14,869)

Net cash (used for) provided by financing activities	(170,172)	25,507

Effect of exchange rate changes on cash	(286)	256

Net (decrease) increase in cash and cash equivalents	(109,604)	492,931
Cash and cash equivalents at beginning of period	518,940	517,874

Cash and cash equivalents at end of period	$409,336	$1,010,805

See accompanying notes.

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 29, 2005
(all tabular amounts in thousands except per share amounts and percentages)

Note 1 — Basis of Presentation

In the opinion of management, the information furnished in the accompanying condensed consolidated financial statements reflects all normal recurring adjustments that are necessary to fairly state the results for these interim periods and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004 and related notes. The results of operations for the interim periods shown in this report are not necessarily indicative of the results that may be expected for the fiscal year ending October 29, 2005 or any future period.

The Company has a 52-53 week fiscal year that ends on the Saturday closest to the last day in October. Fiscal 2005 and fiscal 2004 are 52-week fiscal years.

Note 2 — Stock-Based Compensation

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

	Three Months Ended
	January 29, 2005	January 31, 2004
Net income, as reported	$107,443	$116,839

Add: stock-based employee compensation expense included in reported net income, net of related tax effects	1,000	1,583
Deduct: total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(45,294)	(48,883)

Pro forma net income	$63,149	$69,539

Earnings per share:
Basic — as reported	$0.29	$0.31

Basic — pro forma	$0.17	$0.19

Diluted — as reported	$0.28	$0.30

Diluted — pro forma	$0.16	$0.18

Note 3 — Comprehensive Income

Components of comprehensive income include net income and certain transactions that have generally been reported in the consolidated statement of shareholders’ equity and consists of the following:

	Three Months Ended
	January 29, 2005	January 31, 2004
Net income	$107,443	$116,839

Foreign currency translation	859	874

Unrealized holding losses (net of taxes of $3,741 in fiscal 2005) on securities classified as Short-term Investments	(6,948)	—

Unrealized holding gains (losses) (net of taxes of $160 and $757, respectively) on securities classified as Other Investments	(297)	1,405
Less: reclassification adjustment for losses included in net income	—	1,219

Net unrealized holding (losses) gains on securities classified as Other Investments	(297)	2,624

Change in unrealized gains on derivative instruments designated as cash flow hedges	1,769	1,637

Other comprehensive (loss) income	(4,617)	5,135

Comprehensive income	$102,826	$121,974

The components of accumulated other comprehensive (loss) income at January 29, 2005 and October 30, 2004 consisted of the following:

	January 29, 2005	October 30, 2004
Unrealized (losses) gains on available-for-sale securities	$(7,156)	$89
Unrealized gains on derivative instruments	3,864	2,095
Minimum pension liability adjustments	(3,606)	(3,606)
Foreign currency translation adjustments	6,030	5,171

Total accumulated other comprehensive (loss) income	$(868)	$3,749

Note 4 — Short-term investments

The Company’s short-term investments are adjusted to fair value at the end of each quarter. Unrealized gains and losses, net of tax, on these securities, are included in accumulated other comprehensive (loss) income, which is a separate component of shareholders’ equity.

Note 5 — Earnings Per Share

Basic earnings per share is computed based only on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential future issuances of common stock relating to stock option programs and other potentially dilutive securities. In calculating diluted earnings per share, the dilutive effect of stock options is computed using the average market price for the respective period. Potential shares related to certain of the Company’s outstanding stock options were excluded because they were anti-dilutive. Those potential shares related to the Company’s outstanding stock options could be dilutive in the future. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	January 29, 2005	January 31, 2004
Basic:
Net income	$107,443	$116,839

Weighted shares outstanding	375,561	372,052

Earnings per share	$0.29	$0.31

Diluted:
Net income	$107,443	$116,839

Weighted shares outstanding	375,561	372,052
Assumed exercise of common stock equivalents	12,546	20,852

Weighted average common and common equivalent shares	388,107	392,904

Earnings per share	$0.28	$0.30

Anti-dilutive common stock equivalents related to:
Outstanding stock options	46,101	1,345

Note 6 — Segment Information

The Company operates and tracks its results in one reportable segment. The Company designs, develops, manufactures and markets a broad range of integrated circuits. The Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

Note 7 — New Accounting Standards

Inventory Costs

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, Inventory Costs, an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4 (“SFAS 151”). SFAS 151 amends the guidance in ARB No 43, Chapter 4, “Inventory Pricing” to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges. In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the provisions of SFAS 151 and does not believe that its adoption will have a material impact on the Company’s financial condition, results of operations or liquidity.

Stock-Based Compensation

On December 16, 2004, the FASB issued SFAS 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative. SFAS 123(R) must be adopted in fiscal periods beginning after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt Statement 123(R) on July 31, 2005, the commencement of its fourth quarter of fiscal 2005.

Statement 123(R) permits public companies to adopt its requirements using one of two methods. A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date. A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company has yet to determine which method to use in adopting Statement 123(R).

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The Company is evaluating Statement 123(R) and has not yet determined the amount of stock option expense which will be incurred in future periods.

Note 8 — Goodwill and Other Intangible Assets

Beginning in fiscal 2003, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. As a result, the Company discontinued amortizing the remaining balances of goodwill effective November 3, 2002. Instead, the Company annually evaluates goodwill for impairment as well as whenever events or changes in circumstances suggest that the carrying amount may not be recoverable. Because the Company has one reporting segment under SFAS No. 142, the Company utilizes the entity-wide approach for assessing goodwill for impairment and compares its market value to its net book value to determine if an impairment exists. No impairment of goodwill resulted from the Company’s most recent evaluation of goodwill for impairment.

Other intangible assets, which will continue to be amortized, consisted of the following:

	January 29, 2005		October 30, 2004
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Technology-based	$16,923	$11,985	$16,923	$11,387
Tradename	1,167	727	1,167	696
Other	6,147	6,175	6,147	6,145

Total	$24,237	$18,887	$24,237	$18,228

Intangible assets’ lives range from five to ten years and are amortized on the straight-line basis over their estimated useful lives. Amortization expense related to intangibles was $0.7 million for each of the three month periods ended January 29, 2005 and January 31, 2004.

The Company expects annual amortization expense for these intangible assets to be:

Fiscal	Amortization
Years	Expense
2005	$2,306
2006	1,312
2007	1,312
2008	938
2009	141

Note 9 — Pension Plans

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

Net periodic pension cost of non-U.S. plans is presented in the following table:

	Three Months Ended
	January 29, 2005	January 31, 2004
Service cost	$2,135	$1,772
Interest cost	1,684	1,418
Expected return on plan assets	(1,888)	(1,625)
Amortization of prior service cost	48	45
Amortization of transitional obligation or (asset)	18	(8)
Recognized actuarial loss	166	86

Net periodic pension cost	$2,163	$1,688

     Contributions of $1.6 million were made during the three months ended January 29, 2005. The Company presently anticipates contributing an additional $5.6 million to fund its defined benefit pension plans in fiscal year 2005 for a total of $7.2 million.

Note 10 — Product Warranties

The Company generally offers a 12-month warranty for its products. The Company’s warranty policy provides for replacement of the defective product. Specific accruals are recorded for known product warranty issues. Product warranty expenses were not material during the three month periods ended January 29, 2005 and January 31, 2004.

Note 11 — Commitments and Contingencies

Litigation

On June 17, 2002, the Company received a letter from Plasma Physics Corporation (“Plasma Physics”) attaching a courtesy copy of a complaint it had filed against the Company in the Eastern District of New York alleging infringement by certain of the Company’s products of two patents held by Plasma Physics. In the letter, Plasma Physics indicated that it would like to license the patents to the Company. The letter further stated that Plasma Physics would forego service of the complaint for a period of 120 days, provided that the Company would agree to undertake negotiations over terms for licensing the above-referenced patents. On October 17, 2002, Plasma Physics served the complaint. On or about January 17, 2005, the Company and Plasma Physics signed a settlement agreement and license and filed a stipulation dismissing the claims and counterclaims. This settlement did not have a material impact on the Company’s financial position or results of operations.

On November 6, 2003, Enron Corporation commenced a proceeding in the United States Bankruptcy Court for the Southern District of New York. On December 1, 2003, Enron filed an amended complaint to add the Company as a defendant in such proceeding. The amended complaint alleges that transfers made by Enron in satisfaction of obligations it had under commercial paper are recoverable as preferential transfers and fraudulent transfers and are subject to avoidance under the United States Bankruptcy Code. It is alleged that payments made in premature satisfaction of obligations under commercial paper totaling approximately $20 million are recoverable from J.P. Morgan Securities, Inc., Fleet Capital Markets, Fleet National Bank and/or the Company. The Company sold $20 million of Enron commercial paper to Fleet and did not enter into any direct transactions with Enron. The Company filed a motion to dismiss the adversary proceeding. The motion to dismiss was argued at a hearing on September 21, 2004. The court took the matter under advisement and the Company is awaiting a decision. The Company intends to vigorously defend against these claims. Although the Company believes it has meritorious defenses to the asserted claims, it is unable at this time to predict the outcome of this proceeding.

The Company is currently under routine audit by the United States Internal Revenue Service (the “IRS”) for fiscal years 2001, 2002 and 2003. The audit has not been completed and the IRS has not issued a report on its audit.

The Company received notice that the SEC is conducting an inquiry into the Company’s granting of stock options over the last five years to officers and directors. The Company believes that other companies have received similar inquiries. Each year, the Company grants stock options to a broad base of employees (including officers and directors) and in some years those grants have occurred shortly before Analog’s issuance of favorable annual financial results. The SEC has requested information regarding Analog’s stock option grants, and the Company intends to cooperate with the SEC. The Company is unable to predict the outcome of the inquiry.

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

Note 12 — Common Stock Repurchase

On August 12, 2004, the Company’s Board of Directors approved the repurchase of up to an aggregate of $500 million of common stock. Under the repurchase program, the Company may repurchase outstanding shares of its common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of the Company’s Board of Directors, the repurchase program will expire when the Company has repurchased all shares authorized under the program. The company purchased 4.5 million shares of its common stock for approximately $161 million during the first quarter of fiscal 2005. As of January 29, 2005 the Company had purchased 8.4 million shares of its common stock for approximately $298 million under this program. The repurchased shares are held as authorized but unissued shares of common stock.

Note 13 — Related Party Transactions

Certain of the Company’s directors are affiliated with companies that sell products to the Company. One of the Company’s directors, who has been a director since 1988, became a director of Taiwan Semiconductor Manufacturing Company, or TSMC, in fiscal 2002. The Company purchased approximately $71 million of products from TSMC in each of the three month periods ended January 29, 2005 and January 31, 2004. Approximately $15 million was payable to TSMC as of January 29, 2005 and October 30, 2004. We anticipate that we will make significant purchases from TSMC in the remaining quarters of fiscal year 2005.

Note 14 — Income Taxes

On October 22, 2004, the American Jobs Creation Act of 2004 (“AJCA”) was signed into law. The AJCA creates a temporary incentive for US multinational corporations to repatriate accumulated income abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. In December 2004, the FASB issued Financial Staff Position (FSP) No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP 109-2). FSP 109-2 is effective immediately and provides accounting and disclosure guidance for the repatriation provision. FSP 109-2 allows companies additional time to evaluate the effects of the law on its unremitted earnings for the purpose of applying the “indefinite reversal criteria” under APB 23, Accounting for Income Taxes-Special Areas, and requires explanatory disclosures from companies that have not yet completed the evaluation. The Company is currently evaluating the effects of the repatriation provision and their impact on the consolidated financial statements. The minimum amount of dividend distribution of foreign earnings that could potentially be subject to the provisions of the AJCA would be $0 and the maximum would be $1,055 million, which is the amount reported as indefinitely reinvested earnings on the Company’s 2002 Annual Report on Form 10-K. Since the Company has not yet completed their evaluation of the AJCA, a range of income tax effects cannot be reasonably estimated at this time.

Note 15 — Subsequent Events

On February 9, 2005, the Company’s Board of Directors declared a cash dividend of $0.06 per outstanding share of common stock. The dividend will be paid on March 16, 2005 to all shareholders of record at the close of business on February 25, 2005.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended October 30, 2004.

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

Results of Operations

Overview

	Three Months Ended
	January 29, 2005	January 31, 2004
Net Sales	$580,536	$605,353
Gross Margin %	57.8%	57.1%
Diluted EPS	$0.28	$0.30
Net Income	$107,443	$116,839
Net Income as a % of Sales	18.5%	19.3%

Sales

Net sales were lower by $24.8 million, or 4%, in the first quarter of fiscal 2005 than in the first quarter of fiscal 2004. This was primarily the result of decreases in orders and sales of our products into the communications and automatic test equipment markets partially offset by an increase in orders and sales of our products into the consumer market.

Approximately 80% of our net sales were from analog products and approximately 20% of our net sales were from digital signal processing, or DSP, products in the first quarter of fiscal 2005. Our analog product sales were 3% lower in the first quarter of fiscal 2005 than in the first quarter of fiscal 2004, primarily as a result of a decrease in automatic test equipment sales. Our DSP product sales were 9% lower in the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004, primarily as a result of a decrease in wireless handset sales.

The percentage of sales by geographic region, based upon point of sale, for the first three months of fiscal 2005 and fiscal 2004 is as follows:

	Three Months Ended
Region	January 29, 2005	January 31, 2004
North America	25%	23%
Europe	24%	19%
Japan	18%	20%
China	13%	13%
Rest of Asia	20%	25%

The decrease in net sales in dollars in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004 was primarily related to the decline in sales in Japan and the Rest of Asia. The decrease in these regions was partially offset by net sales increases in North America and Europe.

Gross Margin

Gross margin improved in the first quarter of fiscal 2005 to 57.8% of net sales, up 70 basis points from the first quarter of fiscal 2004 when gross margin was 57.1% of net sales. The increase in gross margin was the result of lower manufacturing costs per unit in the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004, partially offset by a decrease in factory utilization in the first quarter of fiscal 2005 that had the effect of lowering the gross margin.

Research and Development

	Three Months Ended
	January 29, 2005	January 31, 2004
R&D Expenses	$127,534	$120,630
R&D Expenses as a % of Net Sales	22.0%	19.9%

Research and development, or R&D, expenses increased $6.9 million or 6% in the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004. The increase in R&D expenses in dollars in the three month period ended January 29, 2005 compared to the same period in the prior year was primarily the result of increased salary expense associated with an increase in headcount and salary increases, and increased legal costs associated with intellectual property litigation. This increase was partially offset by a decrease in bonus expense. R&D expense as a percentage of net sales will fluctuate from quarter to quarter depending on the amount of net sales and the success of new product development efforts, which we view as critical to our future growth. At any point in time we have hundreds of R&D projects underway, and we believe that none of these projects is material on an individual basis. We expect to continue the development of innovative technologies and processes for new products and we believe that a continued commitment to R&D is essential in order to maintain product leadership with our existing products and to provide innovative new product offerings. Therefore, we expect to continue to make significant R&D investments in the future.

Selling, Marketing, General and Administrative

	Three Months Ended
	January 29, 2005	January 31, 2004
SMG&A Expenses	$83,341	$79,238
SMG&A Expenses as a % of Net Sales	14.4%	13.1%

Selling, marketing, general and administrative, or SMG&A, expenses increased $4.1 million or 5% in the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004. The increase in SMG&A expenses in dollars in the three month period ended January 29, 2005 compared to the same period in the prior year was primarily the result of increased salary expense associated with an increase in headcount and salary increases, which was partially offset by a decrease in bonus expense. These factors combined with the decrease in sales were the reason for the increase in SMG&A as a percentage of sales in the three month period ended January 29, 2005 compared to the same period in the prior year.

Nonoperating Income and Expense

Interest income was $14.6 million in the first quarter of fiscal 2005 compared to $6.4 million in the first quarter of fiscal 2004. The increase in interest income was primarily attributable to higher interest rates in the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004.

Provision for Income Taxes

Our effective income tax rate for the first quarter of fiscal 2005 increased to 22.5% from 22% for the first quarter of fiscal 2004.

Net Income

	Three Months Ended
	January 29, 2005	January 31, 2004
Net Income	$107,443	$116,839
Net Income as a % of Net Sales	18.5%	19.3%
Diluted EPS	$0.28	$0.30

Net income for the first quarter of fiscal 2005 was lower than the first quarter of fiscal 2004 by approximately $9.4 million. This decline in net income was the result of an approximately $9.9 million decline in gross margin and an approximately $11.0 million increase in operating expenses offset by an approximately $9.8 million increase in non-operating income.

Outlook

We are currently planning for revenue in the second quarter of fiscal 2005 to increase by 2% to 6% from that recorded in the first quarter of fiscal 2005. Order rates increased in January and this momentum has continued into early February. At these revenue levels, we expect gross margin percentage to decline slightly during the second quarter of fiscal 2005 from the percentage recorded during the first quarter of fiscal 2005, as factory utilization will remain low in line with our plan for inventory to be flat in dollars and down in days on hand compared to the first quarter of fiscal 2005. Actual gross margins are dependent on the mix of business and utilization rates in our factories, but we expect gross margins to remain strong and above 57% during the second quarter of fiscal 2005. As demand increases and utilization rates of our factories improve, we expect to realize gross margin leverage. We are planning for operating expenses in the second quarter of fiscal 2005 to be approximately flat to the first quarter of fiscal 2005. Based on these assumptions, we expect diluted EPS to be approximately $0.29 to $0.31 for the second quarter of fiscal 2005.

Related Party Transactions

One of our directors, who has been a director since 1988, became a director of Taiwan Semiconductor Manufacturing Company, or TSMC, in fiscal 2002. We purchased approximately $71 million of products from TSMC in each of the three month periods ended January 29, 2005 and January 31, 2004. Approximately $15 million was payable to TSMC as of January 29, 2005 and October 30, 2004. We anticipate that we will make significant purchases from TSMC in the remaining quarters of fiscal year 2005.

Liquidity and Capital Resources

At January 29, 2005, cash, cash equivalents and short-term investments totaled $2,598 million, a decline of $86.6 million from the fourth quarter of fiscal 2004. The primary sources of funds for the first three months of fiscal 2005 were net cash generated from operating activities of $116.9 million and proceeds of $13.6 million from our various employee stock plans. The principal uses of funds for the first three months of fiscal 2005 were the repurchase of $161.2 million of our common stock, capital expenditures of $23.9 million and dividend payments of $22.6 million.

Accounts receivable of $324.0 million at the end of the first quarter of fiscal 2005 decreased $5.5 million, or 1.7%, from $329.5 million at the end of the fourth quarter of fiscal 2004. The decrease in accounts receivable in the first quarter of fiscal 2005 from the fourth quarter of fiscal 2004 was the result of a decrease in net sales partially offset by an increase in accounts receivable attributable to customers in Japan. Our fiscal quarter ended on January 29, 2005 and the sales terms with customers in Japan allow them to pay on the last day of the calendar month. The receipt of payment for these customers did not occur until after our quarter end, which caused days sales outstanding to increase to 51 days at January 29, 2005 from 48 days as of October 30, 2004. These customers paid in accordance with the sales terms on January 31, 2005.

Inventories increased by $7.4 million, or 2.1%, from $345.9 million at the end of fiscal 2004, to $353.3 million at the end of the first quarter of fiscal 2005. Days cost of sales in inventory was 132 days at January 29, 2005, an increase of 9 days from the 123 days at October 30, 2004. The increase in inventory in dollars was below the $15 to $20 million increase we had forecasted at the beginning of the quarter because we adjusted manufacturing levels and reduced external wafer purchases during the quarter.

Current liabilities decreased to $533.1 million at the end of the first quarter of fiscal 2005, a decrease of $33.9 million, or 6%, from the $567.0 million at the end of fiscal 2004. The decrease in current liabilities was primarily the result of the decreased bonus accrual and a decrease in accruals associated with lower capital expenditures and tight control over discretionary manufacturing costs.

Net additions to property, plant and equipment were $23.9 million in the first quarter of fiscal 2005 and were funded with a combination of cash on hand and cash generated from operations. Fiscal 2005 capital expenditures are expected to be approximately $110 million to $120 million.

On February 9, 2005, our Board of Directors declared a cash dividend of $0.06 per outstanding share of our common stock. The dividend is payable on March 16, 2005 to shareholders of record on February 25, 2005 and is expected to be approximately $22 million. The payment of future dividends, if any, will be based on our future financial performance.

During the first quarter of fiscal 2005, we distributed $12 million from our amended and restated deferred compensation plan (the “Deferred Compensation Plan”) as a result of participant terminations. This amount represented compensation and/or stock option gains previously deferred by those participants pursuant to the terms of our Deferred Compensation Plan. Since the completion of the quarter ended January 29, 2005, we distributed $18 million from our Deferred Compensation Plan at the direction of participants. This amount represented compensation and/or stock option gains previously deferred by those participants pursuant to the terms of the Deferred Compensation Plan. The amounts of all these payment obligations were previously reflected in the “More than 5 Years” column of the contractual obligations table contained in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Analog Devices Annual Report on Form 10-K for the fiscal year ended October 30, 2004.

At January 29, 2005, our principal source of liquidity was $2,598 million of cash and cash equivalents and short-term investments. We believe that our existing sources of liquidity and cash expected to be generated from future operations, together with anticipated available long-term financing, will be sufficient to fund operations, capital expenditures and research and development efforts for at least the next twelve months and thereafter for the foreseeable future.

New Accounting Pronouncements

Inventory Costs

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, Inventory Costs, an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4 (“SFAS 151”). SFAS 151 amends the guidance in ARB No 43, Chapter 4, “Inventory Pricing” to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges. In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. We are currently evaluating the provisions of SFAS 151 and do not believe that its adoption will have a material impact on our financial condition, results of operations or liquidity.

Stock-Based Compensation

On December 16, 2004, the FASB issued SFAS 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative. Statement 123(R) must be adopted in the fiscal period beginning after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt Statement 123(R) on July 31, 2005, the commencement of our fourth quarter of fiscal 2005.

Statement 123(R) permits public companies to adopt its requirements using one of two methods. A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement

123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date. A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. We have yet to determine which method to use in adopting Statement 123(R).

As permitted by Statement 123, we currently account for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. We are evaluating Statement 123(R) and have not yet determined the amount of stock option expense which will be incurred in future periods.

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

Goodwill

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, or FAS 142, Goodwill and Other Intangible Assets. In the first quarter of fiscal 2003, we adopted the new rules of FAS 142 for measuring and assessing goodwill for impairment. As required by FAS 142, all remaining and future acquired goodwill is subject to annual impairment tests, or earlier if indicators of potential impairment exist and suggest that the carrying value of goodwill may not be recoverable. Because we have one reporting segment under FAS 142, we utilize the entity-wide approach to assess goodwill for impairment and compare our market value to our net book value to determine if an impairment exists. These impairment tests may result in impairment losses that could have a material adverse impact on our results of operations.

Accounting for Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, or FAS 109, Accounting for Income Taxes, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. FAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We evaluate the realizability of our deferred tax assets quarterly. At January 29, 2005, we had gross deferred tax assets of $141 million primarily resulting from temporary differences between the book and tax bases of assets and liabilities. We have conducted an assessment of the likelihood of realization of those deferred tax assets and concluded that a $33 million valuation allowance is needed to reserve the amount of the deferred tax assets that may not be realized due to the expiration of state credit carryovers. In reaching our conclusion, we evaluated certain relevant criteria including the existence of deferred tax liabilities that can be used to absorb deferred tax assets, the taxable income in prior carryback years that can be used to absorb net operating losses and taxable income in future years. Our judgments regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors. These changes, if any, may require material adjustments to these deferred tax assets, resulting in a reduction in net income or an increase in net loss in the period such determinations are made.

In addition, we have provided for potential liabilities due in various jurisdictions. Judgment is required in determining our worldwide income tax expense provision. In the ordinary course of global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of cost reimbursement arrangements among related entities. Although we believe our estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different than that which is reflected in our historical income tax provisions and accruals. Such differences could have a material impact on our income tax provision and operating results in the period such determination are made.

Contingencies

From time to time, we receive notices that our products or manufacturing processes may be infringing the patent or intellectual property rights of others. We periodically assess each matter to determine if a contingent liability should be recorded in accordance with Statement of Financial Accounting Standards No. 5, or FAS 5, Accounting for Contingencies. In making this determination, we may, depending on the nature of the matter, consult with internal and external legal counsel and technical experts. Based on the information we obtain, combined with our judgment regarding all the facts and circumstances of each matter, we determine whether it is probable that a contingent loss may be incurred and whether the amount of such loss can be reasonably estimated. Should a loss be probable and reasonably estimable, we record a contingent loss in accordance with FAS 5. In determining the amount of a contingent loss, we consider advice received from experts in the specific matter, current status of legal proceedings, settlement negotiations that may be ongoing, prior case history and other factors. Should the judgments and estimates made by us be incorrect, we may need to record additional contingent losses that could materially adversely impact our results of operations. See Note 11 to our Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q.

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

The cyclical nature of the semiconductor industry has resulted in sustained and short-term periods when demand for our products has increased or decreased rapidly. During these periods of rapid increases in demand, our available capacity may not be sufficient to satisfy the available demand. We, and the semiconductor industry generally, expand production facilities and access to third-party foundries in response to these periods of increased demand. These capacity expansions by us and other semiconductor manufacturers could lead to overcapacity in our target markets, which could lead to price erosion that would adversely impact our operating results.

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

The semiconductor industry is characterized by frequent claims and litigation involving patent and other intellectual property rights, including claims arising under our contractual indemnification of our customers. We have received from time to time, and may receive in the future, claims from third parties asserting that our products or processes infringe their patents or other intellectual property rights. In the event a third party makes a valid intellectual property claim against us and a license is not available to us on commercially reasonable terms, or at all, we could be forced either to redesign or to stop production of products incorporating that intellectual property, and our operating results could be materially and adversely affected. Litigation may be necessary to enforce our patents or other of our intellectual property rights or to defend us against claims of infringement, and this litigation could be costly and divert the attention of our key personnel. See Note 11 in the Notes to our Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q for information concerning pending litigation that involves us. An adverse outcome in this or other litigation could have a material adverse effect on our consolidated financial position or on our consolidated results of operations or cash flows in the period in which the litigation is resolved.

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

During the first quarter of fiscal 2005, approximately 75% of our revenues were derived from customers in international markets. Although we engage in hedging transactions to reduce our exposure to currency exchange rate fluctuations, there can be no assurance that our competitive position will not be adversely affected by changes in the exchange rate of the United States dollar against other currencies. Potential interest rate increases, particularly in the United States and China, as well as high energy costs could have an adverse impact on industrial and consumer spending patterns and could adversely impact demand for our products. We have manufacturing facilities outside the United States in Ireland and the Philippines. In addition to being exposed to the ongoing economic cycles in the semiconductor industry, we are also subject to the economic and political risks inherent in international operations and their impact on the United States economy in general, including the risks associated with ongoing uncertainties and political and economic instability in many countries around the world as well as the economic disruption from acts of terrorism, and the response to them by the United States and its allies. These risks include air transportation disruptions, expropriation, currency controls, currency exchange rate movement, and additional costs related to tax, tariff and freight rate increases.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the information provided under ITEM 7A. “Qualitative and Quantitative Disclosures about Market Risk” set forth on pages 29-30 of our Annual Report on Form 10-K for the year ended October 30, 2004.

ITEM 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of January 29, 2005. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of January 29, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the first quarter ended January 29, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

On June 17, 2002, the Company received a letter from Plasma Physics Corporation (“Plasma Physics”) attaching a courtesy copy of a complaint it had filed against the Company in the Eastern District of New York alleging infringement by certain of the Company’s products of two patents held by Plasma Physics. In the letter, Plasma Physics indicated that it would like to license the patents to the Company. The letter further stated that Plasma Physics would forego service of the complaint for a period of 120 days, provided that the Company would agree to undertake negotiations over terms for licensing the above-referenced patents. On October 17, 2002, Plasma Physics served the complaint. On or about January 17, 2005, the Company and Plasma Physics signed a settlement agreement and license and filed a stipulation dismissing the claims and counterclaims. This settlement did not have a material impact on the Company’s financial position or results of operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

					Approximate Dollar
				Total Number of	Value of Shares that
				Shares Purchased	May Yet Be
				as Part of Publicly	Purchased Under
	Total Number of		Average Price	Announced Plans	the Plans or
Period	Shares Purchased		Paid Per Share (c)	or Programs (d)	Programs
October 31, 2004 through November 28, 2004	1,044	(a)	$38.91	—	$362,917,348
November 28, 2004 through December 25, 2004	754,562	(b)	$36.47	750,000	$335,568,724
December 26, 2004 through January 29, 2005	3,747,900		$35.71	3,747,900	$201,713,013
Total	4,503,506		$35.84	4,497,900	$201,713,013

(a) The 1,044 shares (valued at the closing price per share of Analog Devices common stock as reported on the NYSE on the date immediately preceding the date of each such exercise) were shares that were surrendered to Analog in payment of the exercise price of options to purchase shares of our common stock granted under our 1988 Stock Option Plan.

(b)The 754,562 shares includes 4,562 shares (valued at the closing price per share of Analog Devices common stock as reported on the NYSE on the date immediately preceding the date of each such exercise) that were surrendered to Analog in payment of the exercise price of options to purchase shares of our common stock granted under our 1988 Stock Option Plan.

(c) The average price paid per share of stock repurchased under the stock repurchase program includes the commissions paid to the brokers.

(d) Repurchased pursuant to the stock repurchase program publicly announced on August 12, 2004 under which our Board of Directors authorized the repurchase of up to an aggregate of $500 million of our common stock. Under the repurchase program, we may repurchase outstanding shares of our common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.

ITEM 6. Exhibits

(a)	Exhibits

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q and such Exhibit Index is incorporated herein by reference.

Items 3, 4 and 5 of PART II are not applicable and have been omitted.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANALOG DEVICES, INC.

Date: February 15, 2005	By:	/s/ Jerald G. Fishman

Jerald G. Fishman
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 15, 2005	By:	/s/ Joseph E. McDonough

Joseph E. McDonough
Vice President-Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
No.	Description
10.1	Fiscal 2005 Bonus Plan for U.S. -Based Employees

10.2	Fiscal 2005 Bonus Plan for Europe-Based Employees

31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

32.1	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).

32.2	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer).