Form 10-Q
period 2005-04-30
ANALOG DEVICES INC
filed 2005-05-17
CIK 6281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

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

     As of April 30, 2005 there were 370,002,637 shares of Common Stock, $0.16 2/3 par value per share, outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(thousands, except per share amounts)

	Three Months Ended
	April 30, 2005	May 1, 2004
Net sales	$603,726	$678,530

Cost of sales	257,327	277,008

Gross margin	346,399	401,522

Operating expenses:
Research and development	126,642	128,478
Selling, marketing, general and administrative	85,813	85,282

	212,455	213,760

Operating income	133,944	187,762

Nonoperating (income) expenses:
Interest expense	10	22
Interest income	(16,684)	(7,311)
Other, net	(94)	57

	(16,768)	(7,232)

Income before income taxes	150,712	194,994

Provision for income taxes	33,113	42,411

Net income	$117,599	$152,583

Shares used to compute earnings per share – basic	370,674	374,864

Shares used to compute earnings per share – diluted	382,337	395,052

Earnings per share – basic	$0.32	$0.41

Earnings per share – diluted	$0.31	$0.39

Dividends declared per share	$0.06	$0.04

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(thousands, except per share amounts)

	Six Months Ended
	April 30, 2005	May 1, 2004
Net sales	$1,184,262	$1,283,883

Cost of sales	502,335	536,896

Gross margin	681,927	746,987

Operating expenses:
Research and development	254,176	249,108
Selling, marketing, general and administrative	169,154	164,520

	423,330	413,628

Operating income	258,597	333,359

Nonoperating (income) expenses:
Interest expense	22	34
Interest income	(31,247)	(13,732)
Other, net	474	2,269

	(30,751)	(11,429)

Income before income taxes	289,348	344,788

Provision for income taxes	64,306	75,366

Net income	$225,042	$269,422

Shares used to compute earnings per share – basic	373,117	373,458

Shares used to compute earnings per share – diluted	385,222	393,978

Earnings per share – basic	$0.60	$0.72

Earnings per share – diluted	$0.58	$0.68

Dividends declared per share	$0.12	$0.08

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands)

	April 30, 2005	October 30, 2004
Assets

Cash and cash equivalents	$314,368	$518,940
Short-term investments	2,302,891	2,166,030
Accounts receivable, net	320,366	329,499
Inventories:
Raw materials	13,792	11,281
Work in process	237,844	226,106
Finished goods	96,810	108,516

	348,446	345,903
Deferred tax assets	107,000	111,585
Prepaid expenses and other current assets	53,611	56,654

Total current assets	3,446,682	3,528,611

Property, plant and equipment, at cost:
Land and buildings	357,435	301,439
Machinery and equipment	1,289,827	1,317,874
Office equipment	85,122	89,205
Leasehold improvements	108,747	106,826

	1,841,131	1,815,344

Less accumulated depreciation and amortization	1,204,882	1,147,565

Net property, plant and equipment	636,249	667,779

Deferred compensation plan investments	300,796	318,551
Other investments	3,010	3,854
Goodwill	163,373	163,373
Intangible assets, net	4,690	6,009
Other assets	30,470	31,906

Total other assets	502,339	523,693

	$4,585,270	$4,720,083

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands, except share amounts)

	April 30, 2005	October 30, 2004
Liabilities and Shareholders’ Equity

Accounts payable	$105,739	$126,845
Deferred income on shipments to distributors	128,957	157,951
Income taxes payable	172,425	157,511
Accrued liabilities	129,246	124,695

Total current liabilities	536,367	567,002

Deferred income taxes	8,000	10,716
Deferred compensation plan liability	303,364	322,304
Other non-current liabilities	21,671	20,489

Total non-current liabilities	333,035	353,509

Commitments and Contingencies

Shareholders’ Equity

Preferred stock, $1.00 par value, 471,934 shares authorized, none outstanding	—	—
Common stock, $0.16 2/3 par value, 1,200,000,000 shares authorized, 370,002,637 shares issued and outstanding (375,840,444 on October 30, 2004)	61,668	62,641
Capital in excess of par value	507,111	759,551
Retained earnings	3,153,837	2,973,631
Accumulated other comprehensive (loss) income	(6,748)	3,749

Total shareholders’ equity	3,715,868	3,799,572

	$4,585,270	$4,720,083

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(thousands)

	Six Months Ended
	April 30, 2005	May 1, 2004
Cash flows from operating activities:
Net income	$225,042	$269,422
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	77,326	74,837
Amortization of intangibles	1,369	1,353
Loss on sale of investment	—	1,676
Deferred income taxes	7,201	14,347
Other non-cash expense	3,199	5,693
Changes in operating assets and liabilities	(22,062)	60,818

Total adjustments	67,033	158,724

Net cash provided by operating activities	292,075	428,146

Cash flows from investing activities:
Purchases of short-term available-for-sale investments	(1,740,342)	(2,256,776)
Maturities of short-term available-for-sale investments	1,588,824	2,016,917
Proceeds from sale of investment	—	35,574
Additions to property, plant and equipment, net	(45,516)	(70,426)
Decrease in other assets	1,463	332

Net cash used for investing activities	(195,571)	(274,379)

Cash flows from financing activities:
Repurchase of common stock	(284,697)	—
Net proceeds from employee stock plans	28,429	69,872
Dividend payments to shareholders	(44,836)	(29,858)

Net cash (used for) provided by financing activities	(301,104)	40,014

Effect of exchange rate changes on cash	28	609

Net (decrease) increase in cash and cash equivalents	(204,572)	194,390
Cash and cash equivalents at beginning of period	518,940	517,874

Cash and cash equivalents at end of period	$314,368	$712,264

See accompanying notes.

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED APRIL 30, 2005
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

Note 2 – Stock-Based Compensation

As permitted by Statement of Financial Accounting Standards (SFAS) 148 and SFAS 123, the Company applies the accounting provisions of Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, with regard to the measurement of compensation cost for options granted under the Company’s equity compensation plans, consisting of the 2001 Broad-Based Stock Option Plan, the 1998 Stock Option Plan, the Restated 1994 Director Option Plan, the Restated 1988 Stock Option Plan, the 1992 Employee Stock Purchase Plan and the 1998 International Employee Stock Purchase Plan.

Had expense been recognized using the fair value method described in SFAS 123, using the Black-Scholes option-pricing model, the Company would have reported the following results of operations:

	Three Months Ended
	April 30, 2005	May 1, 2004
Net income, as reported	$117,599	$152,583
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	611	1,203
Deduct: total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(44,456)	(53,927)

Pro forma net income	$73,754	$99,859

Earnings per share:
Basic – as reported	$0.32	$0.41

Basic – pro forma	$0.20	$0.27

Diluted – as reported	$0.31	$0.39

Diluted – pro forma	$0.19	$0.25

	Six Months Ended
	April 30, 2005	May 1, 2004
Net income, as reported	$225,042	$269,422
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	2,004	2,786
Deduct: total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(86,641)	(102,810)

Pro forma net income	$140,405	$169,398

Earnings per share:
Basic – as reported	$0.60	$0.72

Basic – pro forma	$0.38	$0.45

Diluted – as reported	$0.58	$0.68

Diluted – pro forma	$0.36	$0.43

Note 3 – Comprehensive Income

Components of comprehensive income include net income and certain transactions that have generally been reported in the consolidated statement of shareholders’ equity and consist of the following:

	Three Months Ended
	April 30, 2005	May 1, 2004
Net income	$117,599	$152,583

Foreign currency translation adjustments	(196)	(655)

Unrealized holding losses (net of taxes of $1,389 and $3,294, respectively) on securities classified as Short-term Investments	(2,579)	(6,116)

Change in unrealized gains (losses) on securities classified as Other Investments:
Unrealized holding (losses) gains (net of taxes of $136 and $438, respectively) on securities classified as Other Investments	(252)	813
Less: reclassification adjustment for gain included in net income	—	(129)

Net unrealized (losses) gains on securities classified as Other Investments	(252)	684

Change in unrealized losses on derivative instruments designated as cash flow hedges	(2,853)	(1,918)

Other comprehensive loss	(5,880)	(8,005)

Comprehensive income	$111,719	$144,578

	Six Months Ended
	April 30, 2005	May 1, 2004
Net income	$225,042	$269,422

Foreign currency translation adjustments	663	219

Unrealized holding losses (net of taxes of $5,130 and $3,294, respectively) on securities classified as Short-term Investments	(9,527)	(6,116)

Change in unrealized gains (losses) on securities classified as Other Investments:
Unrealized holding (losses) gains (net of taxes of $295 and $1,195, respectively) on securities classified as Other Investments	(549)	2,218
Less: reclassification adjustment for loss included in net income	—	1,090

Net unrealized holding (losses) gains on securities classified as Other Investments	(549)	3,308

Change in unrealized losses on derivative instruments designated as cash flow hedges	(1,084)	(281)

Other comprehensive loss	(10,497)	(2,870)

Comprehensive income	$214,545	$266,552

The components of accumulated other comprehensive (loss) income at April 30, 2005 and October 30, 2004 consisted of the following:

	April 30, 2005	October 30, 2004
Unrealized (losses) gains on available-for-sale securities	$(9,987)	$89
Unrealized gains on derivative instruments	1,011	2,095
Minimum pension liability adjustment	(3,606)	(3,606)
Foreign currency translation adjustment	5,834	5,171

Total accumulated other comprehensive (loss) income	$(6,748)	$3,749

Note 4 – Short-term investments

The Company’s short-term investments are adjusted to fair market value at the end of each quarter. Unrealized gains and losses, net of tax, on these securities are included in accumulated other comprehensive (loss) income, which is a separate component of shareholders’ equity.

Note 5 – Earnings Per Share

Basic earnings per share is computed using only the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential future issuances of common stock relating to stock option programs and other potentially dilutive securities. In calculating diluted earnings per share, the dilutive effect of stock options is computed using the average market price for the respective period. Potential shares related to certain of the Company’s outstanding stock options were excluded because they were anti-dilutive. Those potential shares related to the Company’s outstanding stock options could be dilutive in the future. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	April 30, 2005	May 1, 2004
Basic:
Net income	$117,599	$152,583

Weighted shares outstanding	370,674	374,864

Earnings per share	$0.32	$0.41

Diluted:
Net income	$117,599	$152,583

Weighted shares outstanding	370,674	374,864
Assumed exercise of common stock equivalents	11,663	20,188

Weighted average common and common equivalent shares	382,337	395,052

Earnings per share	$0.31	$0.39

Anti-dilutive common stock equivalents related to:
Outstanding stock options	51,010	1,346

	Six Months Ended
	April 30, 2005	May 1, 2004
Basic:
Net income	$225,042	$269,422

Weighted shares outstanding	373,117	373,458

Earnings per share	$0.60	$0.72

Diluted:
Net income	$225,042	$269,422

Weighted shares outstanding	373,117	373,458
Assumed exercise of common stock equivalents	12,105	20,520

Weighted average common and common equivalent shares	385,222	393,978

Earnings per share	$0.58	$0.68

Anti-dilutive common stock equivalents related to:
Outstanding stock options	48,556	1,345

Note 6 – Segment Information

The Company operates and tracks its results in one reportable segment. The Company designs, develops, manufactures and markets a broad range of integrated circuits. The Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information.

Note 7 – New Accounting Standards

Asset Retirements

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47 (FIN 47), Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143. FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company is currently analyzing FIN 47 and believes the adoption of FIN 47 will not have a material impact on the Company’s financial condition, results of operations or liquidity.

Nonmonetary Assets

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29 (SFAS 153). SFAS 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. The Company is currently evaluating the provisions of SFAS 153 and does not believe that its adoption will have a material impact on the Company’s financial condition, results of operations or liquidity.

Inventory Costs

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4 (SFAS 151). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges. In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the provisions of SFAS 151 and does not believe that its adoption will have a material impact on the Company’s financial condition, results of operations or liquidity.

Stock-Based Compensation

On December 16, 2004, the FASB issued SFAS 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123(R)). SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative.

SFAS 123(R) permits public companies to adopt its requirements using one of two methods. A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. A “modified retrospective” method includes the requirements of the modified prospective method described above, but also permits entities to restate their historical financial statements based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company has yet to determine which method to use in adopting SFAS 123(R).

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The Company is evaluating SFAS 123(R) and has not yet determined the amount of stock option expense that will be incurred in future periods.

On April 14, 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the compliance dates for SFAS 123(R). The new rule allows companies to implement SFAS 123(R) at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. The company expects to adopt SFAS 123(R) beginning in fiscal year 2006 on October 30, 2005.

Note 8 – Goodwill and Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company annually evaluates goodwill for impairment, or earlier if indicators of potential impairment exist and suggest that the carrying value of goodwill may not be recoverable. Because the Company has one reporting segment under SFAS No. 142, the Company utilizes the entity-wide approach for assessing goodwill for impairment and compares its market value to its net book value to determine if an impairment exists. No impairment of goodwill resulted from the Company’s most recent evaluation of goodwill for impairment in the fourth quarter of fiscal 2004.

Intangible assets, which continue to be amortized, consisted of the following:

	April 30, 2005		October 30, 2004
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Technology-based	$16,923	$12,584	$16,923	$11,387
Tradename	1,167	758	1,167	696
Other	6,147	6,205	6,147	6,145

Total	$24,237	$19,547	$24,237	$18,228

Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from five to ten years. Amortization expense related to intangibles was $0.7 million for each of the three month periods ended April 30, 2005 and May 1, 2004 and $1.4 million for each of the six month periods ended April 30, 2005 and May 1, 2004, respectively.

The Company expects annual amortization expense for these intangible assets to be:

Fiscal	Amortization
Years	Expense
2005	$2,306
2006	1,312
2007	1,312
2008	938
2009	141

Note 9 – Pension Plans

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

Net periodic pension cost of non-U.S. plans is presented in the following table:

	Three Months Ended
	April 30, 2005	May 1, 2004
Service cost	$2,125	$1,772
Interest cost	1,674	1,418
Expected return on plan assets	(1,876)	(1,625)
Amortization of prior service cost	48	45
Amortization of transitional obligation or (asset)	17	(8)
Recognized actuarial loss	166	86

Net periodic pension cost	$2,154	$1,688

	Six Months Ended
	April 30, 2005	May 1, 2004
Service cost	$4,260	$3,544
Interest cost	3,358	2,836
Expected return on plan assets	(3,764)	(3,250)
Amortization of prior service cost	96	90
Amortization of transitional obligation or (asset)	35	(16)
Recognized actuarial loss	332	172

Net periodic pension cost	$4,317	$3,376

Contributions of $2.0 million and $3.6 have been made during the three and six months ended April 30, 2005, respectively. The Company presently anticipates contributing an additional $4.1 million to fund its defined benefit pension plans in fiscal year 2005 for a total of $7.7 million.

Note 10 – Product Warranties

The Company generally offers a 12-month warranty for its products. The Company’s warranty policy provides for replacement of the defective product. Specific accruals are recorded for known product warranty issues. Product warranty expenses were not material during the three and six month periods ended April 30, 2005 and May 1, 2004.

Note 11 – Commitments and Contingencies

Litigation

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

The SEC is conducting an investigation into the Company’s granting of stock options from 1999 to 2003 to officers and directors. The Company believes that the SEC is also investigating the granting of stock options at other companies. Each year, the Company grants stock options to a broad base of employees (including officers and directors) and in some years those grants have occurred shortly before Analog’s issuance of favorable financial results. The SEC has requested information regarding Analog’s stock option grants, and the Company is cooperating with the SEC. The Company is unable to predict the outcome of this matter.

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

Note 12 – Common Stock Repurchase

On August 12, 2004, the Company’s Board of Directors approved the repurchase of up to an aggregate of $500 million of common stock. On May 11, 2005, the Company’s Board of Directors amended the stock repurchase program by increasing the total amount of the Company’s common stock the Company can repurchase from $500 million to $1 billion of common stock. Under the repurchase program, the Company may repurchase outstanding shares of its common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of the Company’s Board of Directors, the repurchase program will expire when the Company has repurchased all shares authorized under the program. The company purchased 3.4 million shares of its common stock for approximately $124 million during the second quarter of fiscal 2005 for a total of 7.9 million shares for approximately $285 million during the first six months of fiscal 2005. As of April 30, 2005, the Company had purchased 11.8 million shares of its common stock for approximately $421.8 million under this program. The repurchased shares are held as authorized but unissued shares of common stock.

Note 13 – Related Party Transactions

Certain of the Company’s directors are affiliated with companies that sell products to the Company. One of the Company’s directors, who has been a director since 1988, became a director of Taiwan Semiconductor Manufacturing Company, or TSMC, in fiscal 2002. The Company purchased approximately $52 million and $88 million of products from TSMC in each of the three month periods ended April 30, 2005 and May 1, 2004, respectively, and $122 million and $159 million in each of the six month periods ended April 30, 2005 and May 1, 2004, respectively. Approximately $22 million and $15 million was payable to TSMC as of April 30, 2005 and October 30, 2004, respectively. The Company anticipates that it will make significant purchases from TSMC in the remaining quarters of fiscal year 2005.

Note 14 – Income Taxes

On October 22, 2004, the American Jobs Creation Act of 2004 (“AJCA”) was signed into law. The AJCA creates a temporary incentive for US multinational corporations to repatriate accumulated income abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. In December 2004, the FASB issued Financial Staff Position (FSP) No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP 109-2). FSP 109-2 is effective immediately and provides accounting and disclosure guidance for the repatriation provision. FSP 109-2 allows companies additional time to evaluate the effects of the law on its unremitted earnings for the purpose of applying the “indefinite reversal criteria” under APB 23, Accounting for Income Taxes-Special Areas, and requires explanatory disclosures from companies that have not yet completed the evaluation. On May 9, 2005, the Treasury issued Notice 2005-38, which clarified some of the new rules. The Company is currently evaluating the effects of the repatriation provision and their impact on the consolidated financial statements. The minimum amount of dividend distribution of foreign earnings that could potentially be subject to the provisions of the AJCA would be $0 and the maximum would be $1,055 million, which is the amount reported as indefinitely reinvested earnings on the Company’s 2002 Annual Report on Form 10-K. Since the Company has not yet completed their evaluation of the AJCA, a range of income tax effects cannot be reasonably estimated at this time.

Note 15 – Subsequent Events

On May 11, 2005, the Company’s Board of Directors declared a cash dividend of $0.10 per outstanding share of common stock. The dividend will be paid on June 15, 2005 to all shareholders of record at the close of business on May 27, 2005.

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

Results of Operations

Overview

	Three Months Ended		Six Months Ended
	April 30, 2005	May 1, 2004	April 30, 2005	May 1, 2004
Net Sales	$603,726	$678,530	1,184,262	$1,283,883
Gross Margin %	57.4%	59.2%	57.6%	58.2%
Diluted EPS	$0.31	$0.39	$0.58	$0.68
Net Income	$117,599	$152,583	$225,042	$269,422
Net Income as a % of Sales	19.5%	22.5%	19.0%	21.0%

Sales

Net sales in the second quarter of fiscal 2005 declined by $74.8 million or 11% from the amount recorded in the second quarter of fiscal 2004 and declined by $99.6 million or 8% in the six months ended April 30, 2005 from the six months ended May 1, 2004. For both the three and six month periods, the year-to-year decreases in net sales were primarily the result of decreases in orders for products used in communications applications due to continuing weakness in the wireless handset end markets and to a lesser extent, decreases in revenue from products used in computer applications and automatic test equipment. These decreases were partially offset by an increase in sales of our products used in consumer end markets.

Approximately 81% of our net sales were from analog products and approximately 19% of our net sales were from digital signal processing, or DSP, products in the second quarter of fiscal 2005. Our analog product sales were lower by 10% and 7% in the three and six months ended April 30, 2005, respectively, as compared to the same periods of fiscal 2004. Our DSP product sales were lower by 15% and 12% for the three and six month periods ended April 30, 2005, respectively, from the comparable periods of fiscal 2004.

The percentage of sales by geographic region, based upon point of sale, for the three and six month periods ended April 30, 2005 and May 1, 2004 is as follows:

	Three Months Ended		Six Months Ended
Region	April 30, 2005	May 1, 2004	April 30, 2005	May 1, 2004
North America	25%	24%	25%	23%
Europe	23%	20%	24%	20%
Japan	19%	20%	18%	20%
China	10%	16%	12%	15%
Rest of Asia	23%	20%	21%	22%

The decrease in net sales in dollars in the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004 was primarily related to a decline in sales in China, Japan and North America, partially offset by an increase in sales in Europe. The decrease in net sales in dollars for the six months ended April 30, 2005 as compared to the same period of fiscal 2004 was primarily related to a decrease in sales in China, Japan and Rest of Asia, partially offset by an increase in sales in Europe.

Gross Margin

Gross margin declined in the second quarter of fiscal 2005 to 57.4% of net sales, down 180 basis points from the second quarter of fiscal 2004, when gross margin was 59.2% of net sales. For the first six months of fiscal 2005, gross margin declined to 57.6% of net sales from 58.2% of net sales for the first six months of fiscal 2004. For both the three and six month periods, the decline in gross margin was primarily the result of a decrease in factory utilization in fiscal 2005 as compared to fiscal 2004.

Research and Development

	Three Months Ended		Six Months Ended
	April 30, 2005	May 1, 2004	April 30, 2005	May 1, 2004
R&D Expenses	$126,642	$128,478	$254,176	$249,108
R&D Expenses as a % of Net Sales	21.0%	18.9%	21.5%	19.4%

Research and development, or R&D, expenses decreased $1.8 million or 1% in the second quarter of fiscal 2005 as compared to the second quarter of fiscal 2004. The decrease in R&D expenses in dollars in the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004 was primarily the result of a decrease in employee bonus and intellectual property related expenses that were partially offset by increased salary expenses. R&D expenses increased $5.1 million or 2% in the first six months of fiscal 2005 from the amount recorded in the comparable period of fiscal 2004. The increase in R&D expenses for the six month period ended April 30, 2005 as compared to the same period in fiscal year 2004 was due to an increase in salary expenses that was partially offset by a decrease in employee bonus expenses. R&D expense as a percentage of net sales will fluctuate from quarter to quarter depending on the amount of net sales and the success of new product development efforts, which we view as critical to our future growth. At any point in time we have hundreds of R&D projects underway, and we believe that none of these projects is material on an individual basis. We expect to continue the development of innovative technologies and processes for new products, and we believe that a continued commitment to R&D is essential in order to maintain product leadership with our existing products and to provide innovative new product offerings. Therefore, we expect to continue to make significant R&D investments in the future.

Selling, Marketing, General and Administrative

	Three Months Ended		Six Months Ended
	April 30, 2005	May 1, 2004	April 30, 2005	May 1, 2004
SMG&A Expenses	$85,813	$85,282	$169,154	$164,520
SMG&A Expenses as a % of Net Sales	14.2%	12.6%	14.3%	12.8%

Selling, marketing, general and administrative, or SMG&A, expenses increased $0.5 million or 1% in the second quarter of fiscal 2005 as compared to the second quarter of fiscal 2004. SMG&A expenses increased $4.6 million or 3% in the first six months of fiscal 2005 as compared to the first six months of fiscal 2004. The slight increase in SMG&A expenses in dollars in the three and six month periods ended April 30, 2005 compared to the same periods in the prior year was primarily the result of increased salary expenses partially offset by a decrease in employee bonus expenses. These factors, combined with the decrease in sales, were the reason for the increase in SMG&A as a percentage of sales in the three and six month periods ended April 30, 2005 as compared to the same periods in the prior year.

Nonoperating Income and Expense

Interest income was $16.7 million and $31.2 million in the three and six months ended April 30, 2005 compared to $7.3 million and $13.7 million in the same periods in the prior year. The increase in interest income was primarily attributable to higher interest rates in the first and second quarters of fiscal 2005 as compared to the first and second quarters of fiscal 2004.

Provision for Income Taxes

Our effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where our income is earned. Our effective income tax rate was 22.2% for the six months ended April 30, 2005 and 21.9% for the six months ended May 1, 2004.

Net Income

	Three Months Ended		Six Months Ended
	April 30, 2005	May 1, 2004	April 30, 2005	May 1, 2004
Net Income	$117,599	$152,583	$225,042	$269,422
Net Income as a % of Net Sales	19.5%	22.5%	19.0%	21.0%
Diluted EPS	$0.31	$0.39	$0.58	$0.68

Net income in the second quarter of 2005 was lower than the second quarter of fiscal 2004 by approximately $35 million primarily as the result of the 11% decline in sales between these periods. For the six month period ended April 30, 2005, net income was lower than the same period in the prior year by approximately $44.4 million primarily as the result of the 8% decline in sales between these periods.

Outlook

We are currently planning for revenue in the third quarter of fiscal 2005 to be flat to up 3% from the level recorded in the second quarter of fiscal 2005. At these revenue levels, and depending on product mix, we expect gross margin percentage to improve toward 58% and for inventory to be approximately flat to the level at the second quarter of fiscal 2005. We are planning for operating expenses in the third quarter of fiscal 2005 to be approximately flat to the second quarter of fiscal 2005. Based on these assumptions, we expect diluted EPS to be in the range of $0.31 to $0.33 for the third quarter of fiscal 2005.

Related Party Transactions

One of our directors, who has been a director since 1988, became a director of Taiwan Semiconductor Manufacturing Company, or TSMC, in fiscal 2002. We purchased approximately $52 million and $88 million of products from TSMC in each of the three month periods ended April 30, 2005 and May 1, 2004, respectively, and $122 million and $159 million in each of the six month periods ended April 30, 2005 and May 1, 2004, respectively. Approximately $22 million and $15 million was payable to TSMC as of April 30, 2005 and October 30, 2004. We anticipate that we will make significant purchases from TSMC in the remaining quarters of fiscal year 2005.

Liquidity and Capital Resources

At April 30, 2005, cash, cash equivalents and short-term investments totaled $2,617 million, a decline of $68 million from the fourth quarter of fiscal 2004. The primary sources of funds for the first six months of fiscal 2005 were net cash generated from operating activities of $292.1 million and proceeds of $28.4 million from our various employee stock plans. The principal uses of funds for the first six months of fiscal 2005 were the repurchase of $284.7 million of our common stock, capital expenditures of $45.5 million and dividend payments of $44.8 million.

Accounts receivable of $320.4 million at the end of the second quarter of fiscal 2005 decreased $9.1 million, or 2.8%, from $329.5 million at the end of the fourth quarter of fiscal 2004. The decrease in accounts receivable in the second quarter of fiscal 2005 from the fourth quarter of fiscal 2004 was primarily the result of the decrease in net sales. Days sales outstanding at April 30, 2005 and October 30, 2004 was 48 days.

Inventories increased by $2.5 million, or 0.7%, from $345.9 million at the end of fiscal 2004, to $348.4 million at the end of the second quarter of fiscal 2005. Days cost of sales in inventory was 124 days at April 30, 2005 compared to 123 days at October 30, 2004.

Current liabilities decreased to $536.4 million at the end of the second quarter of fiscal 2005, a decrease of $30.6 million, or 5.4%, from the $567.0 million at the end of fiscal 2004. The decrease in current liabilities was primarily the result of a $29.0 million decrease in deferred income on shipments to distributors as a result of a reduction in inventory in the distribution channel and a $21.1 million decrease in accounts payable caused principally by a decrease in manufacturing spending. These decreases were partially offset by a $14.9 million increase to income taxes payable.

Net additions to property, plant and equipment were $45.5 million in the first six months of fiscal 2005 and were funded with a combination of cash on hand and cash generated from operations. Fiscal 2005 capital expenditures are expected to be approximately $100 million to $110 million.

On May 11, 2005, our Board of Directors declared a cash dividend of $0.10 per outstanding share of our common stock. The dividend is payable on June 15, 2005 to shareholders of record on May 27, 2005 and is expected to be approximately $37 million. The payment of future dividends, if any, will be based on our future financial performance.

During the first six months of fiscal 2005, we distributed $31 million from our amended and restated deferred compensation plan (the “Deferred Compensation Plan”) as a result of participant terminations or at the direction of the participants. This amount represented compensation and/or stock option gains previously deferred by those participants pursuant to the terms of our Deferred Compensation Plan. The amounts of all of these payment obligations were previously reflected in the “More than 5 Years” column of the contractual obligations table contained in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Analog Devices Annual Report on Form 10-K for the fiscal year ended October 30, 2004.

At April 30, 2005, our principal source of liquidity was $2,617 million of cash and cash equivalents and short-term investments. We believe that our existing sources of liquidity and cash expected to be generated from future operations, together with anticipated available long-term financing, will be sufficient to fund operations, capital expenditures, research and development efforts, dividend payments and purchases of stock under our stock repurchase program for at least the next twelve months and thereafter for the foreseeable future.

New Accounting Pronouncements

Asset Retirements

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47 (FIN 47), Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143. FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We are currently analyzing FIN 47 and believe the adoption of FIN 47 will not have a material impact on our financial condition, results of operations or liquidity.

Nonmonetary Assets

In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 153, Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29, (SFAS 153). SFAS 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. We are currently evaluating the provisions of SFAS 153 and do not believe that its adoption will have a material impact on our financial condition, results of operations or liquidity.

Inventory Costs

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4 (SFAS 151). SFAS 151 amends the guidance in ARB No 43, Chapter 4, “Inventory Pricing,” to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges. In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. We are currently evaluating the provisions of SFAS 151 and do not believe that its adoption will have a material impact on our financial condition, results of operations or liquidity.

Stock-Based Compensation

On December 16, 2004, the FASB issued SFAS 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123(R)). SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative.

SFAS 123(R) permits public companies to adopt its requirements using one of two methods. A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. A “modified retrospective” method includes the requirements of the modified prospective method described above, but also permits entities to restate their historical financial statements based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. We have yet to determine which method to use in adopting SFAS 123(R).

As permitted by SFAS 123, we currently account for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of

SFAS 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. We are evaluating SFAS 123(R) and have not yet determined the amount of stock option expense that will be incurred in future periods.

On April 14, 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the compliance dates for FASB SFAS 123(R). The new rule allows companies to implement SFAS 123(R) at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. We expect to adopt SFAS 123(R) beginning in fiscal year 2006 on October 30, 2005.

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

Long-Lived Assets

We review property, plant, and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of assets may not be recoverable. Recoverability of these assets is measured by comparison of their carrying value to future undiscounted cash flows the assets are expected to generate over their remaining economic life. If such assets are considered to be impaired, the impairment to be recognized in earnings equals the amount by which the carrying value of the assets exceeds their fair market value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. Although we have recognized no material impairment adjustments related to our property, plant, and equipment during the past three fiscal years, except those made in conjunction with restructuring actions, deterioration in our business in the future could lead to such impairment adjustments in future periods. Evaluation of impairment of long-lived assets requires estimates of future operating results that are used in the preparation of the expected future undiscounted cash flow analyses. Actual future operating results and the remaining economic lives of our long-lived assets could differ from the estimates used in assessing the recoverability of these assets. These differences could result in impairment charges, which could have a material adverse impact on our results of operations.

Goodwill

In accordance with Statement of Financial Accounting Standards No. 142, or FAS 142, Goodwill and Other Intangible Assets, we annually assess goodwill for impairment, or earlier if indicators of potential impairment exist and suggest that the carrying value of goodwill may not be recoverable. Because we have one reporting segment under FAS 142, we utilize the entity-wide approach to assess goodwill for impairment and compare our market value to our net book value to determine if an impairment exists. These assessments may result in impairment losses that could have a material adverse impact on our results of operations.

Accounting for Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, or FAS 109, Accounting for Income Taxes, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. FAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We evaluate the realizability of our deferred tax assets quarterly. At April 30, 2005, we had gross deferred tax assets of $140 million primarily resulting from temporary differences between the book and tax bases of assets and liabilities. We have conducted an assessment of the likelihood of realization of those deferred tax assets and concluded that a $33 million valuation allowance is needed to reserve the amount of the deferred tax assets that may not be realized due to the expiration of state credit carryovers. In reaching our conclusion, we evaluated certain relevant criteria including the existence of deferred tax liabilities that can be used to absorb deferred tax assets, the taxable income in prior carryback years that can be used to absorb net operating losses and taxable income in future years. Our judgments regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors. These changes, if any, may require material adjustments to these deferred tax assets, resulting in a reduction in net income or an increase in net loss in the period such determinations are made.

In addition, we have provided for potential liabilities due in various jurisdictions. Judgment is required in determining our worldwide income tax expense provision. In the ordinary course of global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of cost reimbursement arrangements among related entities. Although we believe our estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different than that which is reflected in our historical income tax provisions and accruals. Such differences could have a material impact on our income tax provision and operating results in the period such determinations are made.

Contingencies

From time to time, we receive notices that our products or manufacturing processes may be infringing the patent or intellectual property rights of others. We periodically assess each matter to determine if a contingent liability should be recorded in accordance with Statement of Financial Accounting Standards No. 5, or FAS 5, Accounting for Contingencies. In making this determination, we may, depending on the nature of the matter, consult with internal and external legal counsel and technical experts. Based on the information we obtain, combined with our judgment regarding all the facts and circumstances of each matter, we determine whether it is probable that a contingent loss may be incurred and whether the amount of such loss can be reasonably estimated. Should a loss be probable and reasonably capable of being estimated, we record a contingent loss in accordance with FAS 5. In determining the amount of a contingent loss, we consider advice received from experts in the specific matter, current status of legal proceedings, settlement negotiations that may be ongoing, prior case history and other factors. Should the judgments and estimates made by us be incorrect, we may need to record additional contingent losses that could materially adversely impact our results of operations. See Note 11 to our Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q.

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

During the first six months of fiscal 2005, approximately 75% of our revenues were derived from customers in international markets. Although we engage in hedging transactions to reduce our exposure to currency exchange rate fluctuations, there can be no assurance that our competitive position will not be adversely affected by changes in the exchange rate of the United States dollar against other currencies. Potential interest rate increases, particularly in the United States and China, as well as high energy costs could have an adverse impact on industrial and consumer spending patterns and could adversely impact demand for our products. We have manufacturing facilities outside the United States in Ireland and the Philippines. In addition to being exposed to the ongoing economic cycles in the semiconductor industry, we are also subject to the economic and political risks inherent in international operations and their impact on the United States economy in general, including the risks associated with ongoing uncertainties and political and economic instability in many countries around the world as well as the economic disruption from acts of terrorism, and the response to them by the United States and its allies. These risks include air transportation disruptions, expropriation, currency controls, currency exchange rate movement, and additional costs related to tax, tariff and freight rate increases.

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

ITEM 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Analog’s disclosure controls and procedures as of April 30, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 30, 2005, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the second quarter ended April 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by Analog Devices during the quarter ended April 30, 2005 of equity securities that are registered by Analog Services pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased	that May Yet Be
			as Part of Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans or
Period	Shares Purchased	Paid Per Share (a)	or Programs (b)	Programs (c)
January 30, 2005 through February 26, 2005	2,011,756	$35.86	2,011,756	$129,561,767
February 27, 2005 through March 26, 2005	1,259,900	$36.41	1,259,900	$83,685,245
March 27, 2005 through April 30, 2005	150,000	$36.44	150,000	$78,219,813
Total	3,421,656	$36.09	3,421,656	$78,219,813

(a) The average price paid per share of stock repurchased under the stock repurchase program includes the commissions paid to the brokers.

(b) Repurchased pursuant to the stock repurchase program publicly announced on August 12, 2004 under which our Board of Directors authorized the repurchase of up to an aggregate of $500 million of our common stock. Under the repurchase program, we may repurchase outstanding shares of our common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.

(c) Subsequent to quarter end, on May 11, 2005, our Board of Directors authorized the repurchase of an additional $500 million of our common stock pursuant to the repurchase program previously approved in August 2004. This increase is not reflected in the table.

ITEM 4. Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Shareholders held on March 8, 2005, our shareholders elected Messrs. John L. Doyle and Ray Stata and Ms. Christine King to serve as Class III Directors for a term of three years by the following votes:

Nominee	Votes For	Votes Withheld	Broker Non-Votes

John L. Doyle	328,879,351	4,180,309	0
Ray Stata	329,022,281	4,037,379	0
Christine King	330,058,525	3,001,135	0

Each of the following directors who were not up for reelection at the Annual Meeting of Shareholders continues to serve as a director since the Annual Meeting of Shareholders: Messrs. Jerald G. Fishman, F. Grant Saviers, James A. Champy, Kenton J. Sicchitano and Lester C. Thurow.

Shareholders also ratified the selection by the audit committee of our board of directors of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending October 29, 2005 by a vote of 326,501,034 in favor, 4,354,349 opposed and 2,204,277 abstaining.

Shareholders did not approve the shareholder proposal to establish a policy of expensing future stock option grants by a vote of 129,162,841 in favor, 158,976,654 opposed, 5,825,879 abstaining and 34,094,286 broker non-votes.

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

ANALOG DEVICES, INC.
Date: May 17, 2005	By:	/s/ Jerald G. Fishman
Jerald G. Fishman
President and Chief Executive Officer (Principal Executive Officer)

Date: May 17, 2005	By:	/s/ Joseph E. McDonough
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