Form 10-Q
period 2005-07-30
ANALOG DEVICES INC
filed 2005-08-17
CIK 6281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___to ___
Commission File No. 1-7819
Analog Devices, Inc.
(Exact name of registrant as specified in its charter)

Massachusetts	04-2348234
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One Technology Way, Norwood, MA	02062-9106
(Address of principal executive offices)	(Zip Code)
(781) 329-4700
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☑ NO ☐
     As of July 30, 2005 there were 372,402,963 shares of Common Stock, $0.16 2/3 par value per share, outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(thousands, except per share amounts)

	Three Months Ended
	July 30, 2005	July 31, 2004
Net sales	$582,416	$717,793

Cost of sales	244,178	287,271

Gross margin	338,238	430,522

Operating expenses:
Research and development	119,217	133,536
Selling, marketing, general and administrative	84,407	89,162

	203,624	222,698

Operating income	134,614	207,824

Nonoperating (income) expenses:
Interest expense	—	146
Interest income	(19,156)	(9,576)
Other, net	94	523

	(19,062)	(8,907)

Income before income taxes	153,676	216,731

Provision for income taxes	32,272	47,681

Net income	$121,404	$169,050

Shares used to compute earnings per share — basic	370,985	377,144

Shares used to compute earnings per share — diluted	382,830	394,203

Earnings per share — basic	$0.33	$0.45

Earnings per share — diluted	$0.32	$0.43

Dividends declared per share	$0.10	$0.06

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(thousands, except per share amounts)

	Nine Months Ended
	July 30, 2005	July 31, 2004
Net sales	$1,766,678	$2,001,676

Cost of sales	746,513	824,167

Gross margin	1,020,165	1,177,509

Operating expenses:
Research and development	373,393	382,644
Selling, marketing, general and administrative	253,561	253,682

	626,954	636,326

Operating income	393,211	541,183

Nonoperating (income) expenses:
Interest expense	22	180
Interest income	(50,403)	(23,308)
Other, net	568	2,792

	(49,813)	(20,336)

Income before income taxes	443,024	561,519

Provision for income taxes	96,578	123,047

Net income	$346,446	$438,472

Shares used to compute earnings per share — basic	372,407	374,687

Shares used to compute earnings per share — diluted	384,425	394,053

Earnings per share — basic	$0.93	$1.17

Earnings per share — diluted	$0.90	$1.11

Dividends declared per share	$0.22	$0.14

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands)

	July 30, 2005	October 30, 2004
Assets

Cash and cash equivalents	$248,053	$518,940
Short-term investments	2,535,833	2,166,030
Accounts receivable, net	296,080	329,499
Inventories:
Raw materials	13,022	11,281
Work in process	242,751	226,106
Finished goods	87,915	108,516

	343,688	345,903
Deferred tax assets	108,000	111,585
Prepaid expenses and other current assets	62,704	56,654

Total current assets	3,594,358	3,528,611

Property, plant and equipment, at cost:
Land and buildings	335,526	319,128
Machinery and equipment	1,316,342	1,300,185
Office equipment	84,027	89,205
Leasehold improvements	107,932	106,826

	1,843,827	1,815,344

Less accumulated depreciation and amortization	1,226,789	1,147,565

Net property, plant and equipment	617,038	667,779

Deferred compensation plan investments	280,601	318,551
Other investments	3,012	3,854
Goodwill	163,373	163,373
Intangible assets, net	4,031	6,009
Other assets	29,092	31,906

Total other assets	480,109	523,693

	$4,691,505	$4,720,083

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands, except share amounts)

	July 30, 2005	October 30, 2004
Liabilities and Shareholders’ Equity

Accounts payable	$113,750	$126,845
Deferred income on shipments to distributors	127,068	157,951
Income taxes payable	193,652	157,511
Accrued liabilities	107,863	124,695

Total current liabilities	542,333	567,002

Deferred income taxes	10,000	10,716
Deferred compensation plan liability	282,628	322,304
Other non-current liabilities	21,825	20,489

Total non-current liabilities	314,453	353,509

Commitments and Contingencies

Shareholders’ Equity

Preferred stock, $1.00 par value, 471,934 shares authorized, none outstanding	—	—
Common stock, $0.16 2/3 par value, 1,200,000,000 shares authorized, 372,402,963 shares issued and outstanding (375,840,444 on October 30, 2004)	62,068	62,641
Capital in excess of par value	551,847	759,551
Retained earnings	3,238,207	2,973,631
Accumulated other comprehensive (loss) income	(17,403)	3,749

Total shareholders’ equity	3,834,719	3,799,572

	$4,691,505	$4,720,083

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(thousands)

	Nine Months Ended
	July 30, 2005	July 31, 2004
Cash flows from operating activities:
Net income	$346,446	$438,472
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	115,127	112,163
Amortization of intangibles	2,041	2,033
Loss on sale of investment	—	1,676
Deferred income taxes	8,937	30,296
Other non-cash expense	4,539	7,813
Changes in operating assets and liabilities	(4,705)	3,456

Total adjustments	125,939	157,437

Net cash provided by operating activities	472,385	595,909

Cash flows from investing activities:
Purchases of short-term available-for-sale investments	(2,581,828)	(3,330,670)
Maturities of short-term available-for-sale investments	2,195,129	2,612,201
Proceeds from sale of investment	—	35,574
Additions to property, plant and equipment, net	(64,428)	(107,949)
Decrease in other assets	1,668	2,698

Net cash used for investing activities	(449,459)	(788,146)

Cash flows from financing activities:
Repurchase of common stock	(284,697)	—
Net proceeds from employee stock plans	72,398	108,796
Dividend payments to shareholders	(81,870)	(52,441)

Net cash (used for) provided by financing activities	(294,169)	56,355

Effect of exchange rate changes on cash	356	1,323

Net decrease in cash and cash equivalents	(270,887)	(134,559)
Cash and cash equivalents at beginning of period	518,940	517,874

Cash and cash equivalents at end of period	$248,053	$383,315

See accompanying notes.

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JULY 30, 2005
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
Certain amounts reported in previous years have been reclassified to conform to the fiscal 2005 presentation. Such reclassifications were immaterial.
Note 2 — Stock-Based Compensation
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
On March 29, 2005 the SEC released Staff Accounting Bulletin No. 107 Share-Based Payment, (SAB 107), which interpreted SFAS 123(R). Based on this regulatory guidance the company has reevaluated the methods and assumptions used to estimate the value of employee stock options granted in fiscal 2005. Management believes that implied volatility more accurately measures expected volatility due to the fact that it is generally reflective of both historical volatility and expectations of how future volatility will differ from historical volatility. Management believes that estimations of the value of employee stock options granted using implied volatility will result in the best estimate of expected volatility. The fair value of the Company’s stock-based awards to employees was estimated using the following weighted average assumptions:

	Nine Months Ended
	July 30, 2005	July 31, 2004
Expected term (in years)	5.0	5.8
Risk free interest rate	3.6%	3.5%
Expected stock price volatility	27.4%	69.2%
Expected dividend yield	0.7%	0.4%

Had expense been recognized using the fair value method described in SFAS 123, using the Black-Scholes option-pricing model, the Company would have reported the following results of operations:

	Three Months Ended
	July 30, 2005	July 31, 2004
Net income, as reported	$121,404	$169,050
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	1,029	1,678
Deduct: total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(49,793)	(55,394)

Pro forma net income	$72,640	$115,334

Earnings per share:
Basic — as reported	$0.33	$0.45

Basic — pro forma	$0.20	$0.31

Diluted — as reported	$0.32	$0.43

Diluted — pro forma	$0.19	$0.29

	Nine Months Ended
	July 30, 2005	July 31, 2004
Net income, as reported	$346,446	$438,472
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	3,033	4,464
Deduct: total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(136,434)	(158,204)

Pro forma net income	$213,045	$284,732

Earnings per share:
Basic — as reported	$0.93	$1.17

Basic — pro forma	$0.57	$0.76

Diluted — as reported	$0.90	$1.11

Diluted — pro forma	$0.55	$0.72

Note 3 — Comprehensive Income
Components of comprehensive income include net income and certain transactions that have generally been reported in the consolidated statement of shareholders’ equity and consist of the following:

	Three Months Ended
	July 30, 2005	July 31, 2004
Net income	$121,404	$169,050

Foreign currency translation adjustments	(1,549)	(188)

Unrealized holding losses (net of taxes of $783 and $958, respectively) on securities classified as Short-term Investments	(1,456)	(1,779)

Unrealized holding gains (losses) (net of taxes of $0 and $667, respectively) on securities classified as Other Investments	2	(1,237)

Change in unrealized losses on derivative instruments designated as cash flow hedges	(7,652)	(2,713)

Other comprehensive loss	(10,655)	(5,917)

Comprehensive income	$110,749	$163,133

	Nine Months Ended
	July 30, 2005	July 31, 2004
Net income	$346,446	$438,472

Foreign currency translation adjustments	(886)	31

Unrealized holding losses (net of taxes of $5,913 and $4,252, respectively) on securities classified as Short-term Investments	(10,983)	(7,895)

Change in unrealized (losses) gains on securities classified as Other Investments:
Unrealized holding (losses) gains (net of taxes of $295 and $528, respectively) on securities classified as Other Investments	(547)	981
Less: reclassification adjustment for loss included in net income	—	1,090

Net unrealized holding (losses) gains on securities classified as Other Investments	(547)	2,071

Change in unrealized losses on derivative instruments designated as cash flow hedges	(8,736)	(2,994)

Other comprehensive loss	(21,152)	(8,787)

Comprehensive income	$325,294	$429,685

The components of accumulated other comprehensive (loss) income at July 30, 2005 and October 30, 2004 consisted of the following:

	July 30, 2005	October 30, 2004
Unrealized (losses) gains on available-for-sale securities	$(11,441)	$89
Unrealized (losses) gains on derivative instruments	(6,641)	2,095
Minimum pension liability adjustment	(3,606)	(3,606)
Foreign currency translation adjustment	4,285	5,171

Total accumulated other comprehensive (loss) income	$(17,403)	$3,749

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

	Three Months Ended
	July 30, 2005	July 31, 2004
Basic:
Net income	$121,404	$169,050

Weighted shares outstanding	370,985	377,144

Earnings per share	$0.33	$0.45

Diluted:
Net income	$121,404	$169,050

Weighted shares outstanding	370,985	377,144
Assumed exercise of common stock equivalents	11,845	17,059

Weighted average common and common equivalent shares	382,830	394,203

Earnings per share	$0.32	$0.43

Anti-dilutive common stock equivalents related to:
Outstanding stock options	37,998	14,171

	Nine Months Ended
	July 30, 2005	July 31, 2004
Basic:
Net income	$346,446	$438,472

Weighted shares outstanding	372,407	374,687

Earnings per share	$0.93	$1.17

Diluted:
Net income	$346,446	$438,472

Weighted shares outstanding	372,407	374,687
Assumed exercise of common stock equivalents	12,018	19,366

Weighted average common and common equivalent shares	384,425	394,053

Earnings per share	$0.90	$1.11

Anti-dilutive common stock equivalents related to:
Outstanding stock options	45,037	5,621
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
Note 7 — New Accounting Standards
Accounting Changes and Error Corrections
In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”) which supersedes APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retroactively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material impact on its consolidated results of operations and financial condition.

Asset Retirements
In March 2005, the FASB issued FASB Interpretation No. 47 (FIN 47), Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143. FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company is currently analyzing FIN 47 and believes the adoption of FIN 47 will not have a material impact on the Company’s financial condition, results of operations or liquidity.
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
SFAS 123(R) permits public companies to adopt its requirements using one of two methods. The “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. The “modified retrospective” method includes the requirements of the modified prospective method described above, but also permits entities to restate their historical financial statements based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company has yet to determine which method to use in adopting SFAS 123(R).

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
On April 14, 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the compliance dates for SFAS 123(R). The new rule allows companies to implement SFAS 123(R) at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. The Company expects to adopt SFAS 123(R) beginning in fiscal year 2006 on October 30, 2005, its first fiscal quarter.
Note 8 — Goodwill and Intangible Assets
In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company annually evaluates goodwill for impairment, or earlier if indicators of potential impairment exist and suggest that the carrying value of goodwill may not be recoverable. Because the Company has one reporting segment under SFAS 142, the Company utilizes the entity-wide approach for assessing goodwill for impairment and compares its market value to its net book value to determine if an impairment exists. No impairment of goodwill resulted from the Company’s most recent evaluation of goodwill for impairment, which occurred in the fourth quarter of fiscal 2004. The Company’s next impairment assessment is scheduled for the fourth quarter of fiscal 2005.
     Intangible assets, which continue to be amortized, consisted of the following:

	July 30, 2005		October 30, 2004
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Technology-based	$16,923	$13,270	$16,923	$11,387
Tradename	1,167	789	1,167	696
Other	6,147	6,147	6,147	6,145

Total	$24,237	$20,206	$24,237	$18,228

Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from five to ten years. Amortization expense related to intangibles was $0.7 million for each of the three month periods ended July 30, 2005 and July 31, 2004, respectively, and $2.0 million for each of the nine month periods ended July 30, 2005 and July 31, 2004, respectively.
The Company expects amortization expense for these intangible assets to be:

Fiscal	Amortization
Years	Expense
Remainder of 2005	$328
2006	1,312
2007	1,312
2008	938
2009	141

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
Net periodic pension cost of non-U.S. plans is presented in the following table:

	Three Months Ended
	July 30, 2005	July 31, 2004
Service cost	$2,020	$1,767
Interest cost	1,586	1,414
Expected return on plan assets	(1,776)	(1,618)
Amortization of prior service cost	45	44
Amortization of transitional obligation or (asset)	17	(10)
Recognized actuarial loss	158	88

Net periodic pension cost	$2,050	$1,685

	Nine Months Ended
	July 30, 2005	July 31, 2004
Service cost	$6,280	$5,311
Interest cost	4,944	4,250
Expected return on plan assets	(5,540)	(4,868)
Amortization of prior service cost	141	134
Amortization of transitional obligation or (asset)	52	(26)
Recognized actuarial loss	490	260

Net periodic pension cost	$6,367	$5,061

Contributions of $1.6 million and $5.2 million have been made by the Company during the three and nine months ended July 30, 2005, respectively. The Company presently anticipates contributing an additional $2.2 million to fund its defined benefit pension plans in fiscal year 2005 for a total of $7.4 million.
Note 10 — Product Warranties
The Company generally offers a 12-month warranty for its products. The Company’s warranty policy provides for replacement of the defective product. Specific accruals are recorded for known product warranty issues. Product warranty expenses were not material during the three and nine month periods ended July 30, 2005 and July 31, 2004.
Note 11 — Commitments and Contingencies
On June 14, 2005, Biax Corporation filed its first amended complaint for patent infringement in the United States District Court for the Eastern District of Texas against the Company and Intel Corporation, alleging that the Company infringed three patents owned by Biax relating to parallel processors. Prior to the filing of the first amended complaint, the Company was unaware of Biax or this action. The first amended complaint seeks injunctive relief, unspecified damages, as well as its costs, expenses and fees. On August 3, 2005, the Company filed an answer and counterclaimed against Biax. In the counterclaim, the Company seeks rulings that the patents are not infringed, are invalid and are unenforceable. The case has not yet entered the discovery phase. The Company intends to vigorously defend against these allegations. The Company is unable at this time to predict the outcome of this litigation.
On November 6, 2003, Enron Corporation commenced a proceeding in the United States Bankruptcy Court for the Southern District of New York. On December 1, 2003, Enron filed an amended complaint to add the Company as a defendant in such proceeding. The amended complaint alleges that transfers made by Enron in satisfaction of obligations it had under commercial paper are recoverable as preferential transfers and fraudulent transfers and are subject to avoidance under the United States Bankruptcy Code. It is alleged that payments made in premature satisfaction of obligations under commercial paper totaling approximately $20 million are recoverable from J.P. Morgan Securities, Inc., Fleet Capital Markets, Fleet National Bank and/or the Company. The Company sold $20 million of Enron commercial paper to Fleet and did not enter into any direct transactions with Enron. The Company filed a motion to dismiss the adversary proceeding. The motion to dismiss was denied by order dated June 30, 2005. The Company intends to vigorously defend against these claims. Although the Company believes it has meritorious defenses to the asserted claims, it is unable at this time to predict the outcome of this proceeding.
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
From time to time as a normal incidence of the nature of the Company’s business, various claims, charges and litigation are asserted or commenced against the Company arising from, or related to, contractual matters, patents, trademarks, personal injury, environmental matters, product liability, insurance coverage and personnel and employment disputes. As to such claims and litigation the Company can give no assurance that it will prevail.
The Company does not believe that any of these matters above will have a material adverse effect on the Company’s consolidated results of operations or financial position, although an adverse outcome of any of these matters is possible and could have a material adverse effect on the Company’s consolidated results of operations or cash flows in the quarter or annual period in which one or more of these matters are resolved.
Note 12 — Common Stock Repurchase
On August 12, 2004, the Company’s Board of Directors approved the repurchase of up to an aggregate of $500 million of common stock. On May 11, 2005, the Company’s Board of Directors amended the stock repurchase program by increasing the total amount of the Company’s common stock the Company can repurchase from $500 million to $1 billion of common stock. Under the repurchase program, the Company may repurchase outstanding shares of its common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of the Company’s Board of Directors, the repurchase program will expire when the Company has repurchased all shares authorized under the program. The Company made no purchases of shares of its common stock during the third quarter of fiscal 2005. The Company repurchased a total of 7.9 million shares for approximately $285 million during the first nine months of fiscal 2005. As of July 30, 2005, the Company had purchased 11.8 million shares of its common stock for approximately $421.8 million under this program. The repurchased shares are held as authorized but unissued shares of common stock.
Note 13 — Related Party Transactions
Certain of the Company’s directors are affiliated with companies that sell products to the Company. One of the Company’s directors, who has been a director since 1988, became a director of Taiwan Semiconductor Manufacturing Company, or TSMC, in fiscal 2002 and currently serves as a director. The Company purchased approximately $52 million and $100 million of products from TSMC during the three month periods ended July 30, 2005 and July 31, 2004, respectively, and $174 million and $259 million during the nine month periods ended July 30, 2005 and July 31, 2004, respectively. Approximately $25 million and $15 million was payable to TSMC as of July 30, 2005 and October 30, 2004, respectively. The Company anticipates that it will make significant purchases from TSMC in the remaining quarter of fiscal year 2005.
Note 14 — Income Taxes
On October 22, 2004, the American Jobs Creation Act of 2004 (“AJCA”) was signed into law. The AJCA created a temporary incentive for US multinational corporations to repatriate accumulated income abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. In December 2004, the FASB issued Financial Staff

Position (FSP) No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP 109-2). FSP 109-2 is effective immediately and provides accounting and disclosure guidance for the repatriation provision. FSP 109-2 allows companies additional time to evaluate the effects of the law on its unremitted earnings for the purpose of applying the “indefinite reversal criteria” under APB 23, Accounting for Income Taxes-Special Areas, and requires explanatory disclosures from companies that have not yet completed the evaluation. On May 9, 2005, the Treasury issued Notice 2005-38, which clarified some of the new rules. The Company is currently evaluating the effects of the repatriation provision and their impact on the consolidated financial statements. The minimum amount of dividend distribution of foreign earnings that could potentially be subject to the provisions of the AJCA would be $0 and the maximum would be $1,055 million, which is the amount reported as indefinitely reinvested earnings on the Company’s 2002 Annual Report on Form 10-K. The range of income tax expense on these amounts would be $0 to approximately $50 million.
Note 15 — Subsequent Events
On August 10, 2005, the Company’s Board of Directors declared a cash dividend of $0.10 per outstanding share of common stock. The dividend will be paid on September 14, 2005 to all shareholders of record at the close of business on August 26, 2005.

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
Results of Operations
Overview

	Three Months Ended		Nine Months Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Net Sales	$582,416	$717,793	$1,766,678	$2,001,676
Gross Margin %	58.1%	60.0%	57.7%	58.8%
Diluted EPS	$0.32	$0.43	$0.90	$1.11
Net Income	$121,404	$169,050	$346,446	$438,472
Net Income as a % of Sales	20.8%	23.6%	19.6%	21.9%
Sales
Net sales in the third quarter of fiscal 2005 declined by $135.4 million or 19% from the amount recorded in the third quarter of fiscal 2004 and declined by $235.0 million or 12% in the nine months ended July 30, 2005 from the nine months ended July 31, 2004. For both the three and nine month periods, the year-to-year decreases in net sales were primarily the result of decreases in orders for products used in communications applications due to continuing weakness in the wireless handset end markets and to a lesser extent, decreases in revenue from products used in automatic test equipment and computer applications.
Approximately 84% and 81% of our net sales were from analog products in the three and nine months ended July 30, 2005, respectively, as compared to 79% for each of the comparable periods of fiscal 2004. Approximately 16% and 19% of our net sales were from digital signal processing, or DSP, products in the three and nine months ended July 30, 2005, respectively, as compared to 21% for each of the comparable periods of fiscal 2004. Our analog product sales were lower by 15% and 9% in the three and nine months ended July 30, 2005, respectively, as compared to the same periods of fiscal 2004. Our DSP product sales were lower by 35% and 20% for the three and nine month periods ended July 30, 2005, respectively, from the comparable periods of fiscal 2004.

The percentage of sales by geographic region, based upon point of sale, for the three and nine month periods ended July 30, 2005 and July 31, 2004 is as follows:

	Three Months Ended		Nine Months Ended
Region	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
North America	26%	25%	25%	24%
Europe	22%	19%	23%	19%
Japan	20%	19%	19%	20%
China	10%	16%	11%	15%
Rest of Asia	22%	21%	22%	22%
Net sales in dollars in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004 decreased in all geographic regions. The decrease in net sales in dollars for the nine months ended July 30, 2005 as compared to the same period of fiscal 2004 related to a decrease in sales in China, Japan, Rest of Asia and North America, partially offset by an increase in net sales in Europe.
Gross Margin
Gross margin declined in the third quarter of fiscal 2005 to 58.1% of net sales, down 190 basis points from the third quarter of fiscal 2004, when gross margin was 60.0% of net sales. For the first nine months of fiscal 2005, gross margin declined to 57.7% of net sales from 58.8% of net sales for the first nine months of fiscal 2004. For both the three and nine month periods ended July 30, 2005, the decline in gross margin was primarily the result of the effect of fixed costs allocated across lower levels of production and the mix of products we sold during those periods in fiscal 2005 as compared to fiscal 2004.
Research and Development

	Three Months Ended		Nine Months Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
R&D Expenses	$119,217	$133,536	$373,393	$382,644
R&D Expenses as a % of Net Sales	20.5%	18.6%	21.1%	19.1%
Research and development, or R&D, expenses decreased $14.3 million or 11% in the third quarter of fiscal 2005 as compared to the third quarter of fiscal 2004. R&D expenses decreased $9.3 million or 2% in the first nine months of fiscal 2005 from the amount recorded in the comparable period of fiscal 2004. The decrease in R&D expenses for the three and nine month periods ended July 30, 2005 as compared to the same periods in fiscal year 2004 was the result of a tight control of expenses along with lower employee bonus expenses and licensing fees, partially offset by an increase in salary expenses. R&D expense as a percentage of net sales will fluctuate from quarter to quarter depending on the amount of net sales and the success of new product development efforts, which we view as critical to our future growth. At any point in time we have hundreds of R&D projects underway, and we believe that none of these projects is material on an individual basis. We expect to continue the development of innovative technologies and processes for new products, and we believe that a continued commitment to R&D is essential in order to maintain product leadership with our existing products and to provide innovative new product offerings. Therefore, we expect to continue to make significant R&D investments in the future.

Selling, Marketing, General and Administrative

	Three Months Ended		Nine Months Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
SMG&A Expenses	$84,407	$89,162	$253,561	$253,682
SMG&A Expenses as a % of Net Sales	14.5%	12.4%	14.4%	12.7%
Selling, marketing, general and administrative, or SMG&A, expenses decreased $4.8 million or 5% in the third quarter of fiscal 2005 as compared to the third quarter of fiscal 2004. The decrease in SMG&A expenses in dollars in the three month period ended July 30, 2005 compared to the same period in the prior year was primarily the result of a tight control of expenses along with lower employee bonus expenses, partially offset by increased salary expenses. SMG&A expenses were relatively flat in the first nine months of fiscal 2005 from the amount recorded in the comparable period of fiscal 2004. This was the result of a decrease in expenses as a result of a tight control of expenses offset by increased salary expenses. These factors, combined with the decrease in net sales, were the reason for the increase in SMG&A as a percentage of sales in the three and nine month periods ended July 30, 2005 as compared to the same periods in the prior year.
Nonoperating Income
Interest income was $19.2 million and $50.4 million in the three and nine months ended July 30, 2005 compared to $9.6 million and $23.3 million in the same periods in the prior year. The increase in interest income was primarily attributable to higher interest rates during fiscal 2005 as compared to the comparable periods of fiscal 2004.
Provision for Income Taxes
Our effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where our income is earned. Our effective income tax rate was 21.8% for the nine months ended July 30, 2005 and 21.9% for the nine months ended July 31, 2004.
Net Income

	Three Months Ended		Nine Months Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Net Income	$121,404	$169,050	$346,446	$438,472
Net Income as a % of Net Sales	20.8%	23.6%	19.6%	21.9%
Diluted EPS	$0.32	$0.43	$0.90	$1.11
Net income in the third quarter of fiscal 2005 was lower than the third quarter of fiscal 2004 by approximately $47.6 million primarily as the result of the 19% decline in net sales between these periods. For the nine month period ended July 30, 2005, net income was lower than the same period in the prior year by approximately $92.0 million primarily as the result of the 12% decline in net sales between these periods.
Outlook
While it is difficult to forecast revenue in the semiconductor industry, we are currently planning for revenue in the fourth quarter of fiscal 2005 to be between 1% and 4% above the level recorded in the third quarter of fiscal 2005. If revenue is within this anticipated range, and depending on the mix of products sold, we expect gross margin as a percentage of net sales to slightly improve in the last quarter of fiscal 2005. We are planning for operating expenses in the fourth quarter of fiscal 2005 to be slightly higher than the level recorded in the third quarter of fiscal 2005. Based on these assumptions, our plan is for diluted EPS to be in the range of $0.32 to $0.34 for the fourth quarter of fiscal 2005.

Related Party Transactions
One of our directors, who has been a director since 1988, became a director of Taiwan Semiconductor Manufacturing Company, or TSMC, in fiscal 2002 and currently serves as a director. We purchased approximately $52 million and $100 million of products from TSMC during the three month periods ended July 30, 2005 and July 31, 2004, respectively, and $174 million and $259 million during the nine month periods ended July 30, 2005 and July 31, 2004, respectively. Approximately $25 million and $15 million was payable to TSMC as of July 30, 2005 and October 30, 2004. We anticipate that we will make significant purchases from TSMC in the remaining quarter of fiscal year 2005.
Liquidity and Capital Resources
At July 30, 2005, cash, cash equivalents and short-term investments totaled $2,784 million, a increase of $98.9 million from the fourth quarter of fiscal 2004. The primary sources of funds for the first nine months of fiscal 2005 were net cash generated from operating activities of $472.4 million and proceeds of $72.4 million from our various employee stock plans. The principal uses of funds for the first nine months of fiscal 2005 were the repurchase of $284.7 million of our common stock, dividend payments of $81.9 million, and capital expenditures of $64.4 million.
Accounts receivable of $296.1 million at the end of the third quarter of fiscal 2005 decreased $33.4 million, or 10.1%, from $329.5 million at the end of the fourth quarter of fiscal 2004. The decrease in accounts receivable in the third quarter of fiscal 2005 from the fourth quarter of fiscal 2004 was primarily the result of the decrease in net sales. Days sales outstanding at July 30, 2005 was 46, which was down from the 48 days at October 30, 2004.
Inventories decreased by $2.2 million, or 0.6%, from $345.9 million at the end of fiscal 2004, to $343.7 million at the end of the third quarter of fiscal 2005. Days cost of sales in inventory was 128 days at July 30, 2005 compared to 123 days at October 30, 2004.
Current liabilities decreased to $542.3 million at the end of the third quarter of fiscal 2005, a decrease of $24.7 million, or 4.4%, from the $567.0 million at the end of fiscal 2004. The decrease in current liabilities was primarily the result of a $30.9 million decrease in deferred income on shipments to distributors as a result of a reduction in inventory in the distribution channel, a $16.8 million decrease in accrued liabilities primarily as the result of a decrease in employee bonus accrual, and a $13.1 million decrease in accounts payable caused principally by a decrease in manufacturing spending and a decrease in capital expenditures. These decreases were partially offset by a $36.1 million increase to income taxes payable.
Net additions to property, plant and equipment were $64.4 million in the first nine months of fiscal 2005 and were funded with a combination of cash on hand and cash generated from operations. Fiscal 2005 capital expenditures are expected to be approximately $90 million to $100 million.
On August 10, 2005, our Board of Directors declared a cash dividend of $0.10 per outstanding share of our common stock. The dividend is payable on September 14, 2005 to shareholders of record on August 26, 2005 and is expected to be approximately $37 million. The payment of future dividends, if any, will be based on our future financial performance.
During the first nine months of fiscal 2005, we distributed $64 million from our amended and restated deferred compensation plan (the “Deferred Compensation Plan”) as a result of participant terminations or at the direction of the participants. This amount represented compensation and/or stock option gains previously deferred by those participants pursuant to the terms of our Deferred Compensation Plan. As a result of the adoption of certain provisions of the American Jobs Creation Act, participants have the opportunity until December 31, 2005, to elect to withdraw amounts previously deferred. As a result of withdrawals pursuant to elections under these provisions or upon termination, participants have withdrawn approximately $58 million of deferred compensation which was previously reflected in the “More than 5 Years” column of the contractual obligations table contained in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Analog Devices Annual Report on Form 10-K for the fiscal year ended October 30, 2004.
At July 30, 2005, our principal source of liquidity was $2,784 million of cash and cash equivalents and short-term investments. We believe that our existing sources of liquidity and cash expected to be generated from future operations, together with anticipated available long-term financing, will be sufficient to fund operations, capital expenditures, research and development efforts, dividend payments and purchases of stock under our stock repurchase program for at least the next twelve months and thereafter for the foreseeable future.

New Accounting Pronouncements
Accounting Changes and Error Corrections
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS 154) which supersedes APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retroactively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have a material impact on our consolidated results of operations and financial condition.
Asset Retirements
In March 2005, the FASB issued FASB Interpretation No. 47 (FIN 47), Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143. FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We are currently analyzing FIN 47 and believe the adoption of FIN 47 will not have a material impact on our financial condition, results of operations or liquidity.
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
On April 14, 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the compliance dates for FASB SFAS 123(R). The new rule allows companies to implement SFAS 123(R) at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. We expect to adopt SFAS 123(R) beginning in fiscal year 2006 on October 30, 2005, our first fiscal quarter.
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
Accounting for Income Taxes
We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, or FAS 109, Accounting for Income Taxes, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. FAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We evaluate the realizability of our deferred tax assets quarterly. At July 30, 2005, we had gross deferred tax assets of $141 million primarily resulting from temporary differences between the book and tax bases of assets and liabilities. We have conducted an assessment of the likelihood of realization of those deferred tax assets and concluded that a $33 million valuation allowance is needed to reserve the amount of the deferred tax assets that may not be realized due to the expiration of state credit carryovers. In reaching our conclusion, we evaluated certain relevant criteria including the existence of deferred tax liabilities that can be used to absorb deferred tax assets, the taxable income in prior carryback years that can be used to absorb net operating losses and taxable income in future years. Our judgments regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors. These changes, if any, may require material adjustments to these deferred tax assets, resulting in a reduction in net income or an increase in net loss in the period such determinations are made.
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
During the first nine months of fiscal 2005, approximately 75% of our revenues were derived from customers in international markets. Although we engage in hedging transactions to reduce our exposure to currency exchange rate fluctuations, there can be no assurance that our competitive position will not be adversely affected by changes in the exchange rate of the United States dollar against other currencies. Potential interest rate increases, particularly in the United States and China, as well as high energy costs could have an adverse impact on industrial and consumer spending patterns and could adversely impact demand for our products. We have manufacturing facilities outside the United States in Ireland and the Philippines. In addition to being exposed to the ongoing economic cycles in the semiconductor industry, we are also subject to the economic and political risks inherent in international operations and their impact on the United States economy in general, including the risks associated with ongoing uncertainties and political and economic instability in many countries around the world as well as the economic disruption from acts of terrorism, and the response to them by the United States and its allies. These risks include air transportation disruptions, expropriation, currency controls, currency exchange rate movement, and additional costs related to tax, tariff and freight rate increases.
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
ITEM 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Analog’s disclosure controls and procedures as of July 30, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of July 30, 2005, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the third quarter ended July 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
On June 14, 2005, Biax Corporation filed its first amended complaint for patent infringement in the United States District Court for the Eastern District of Texas against Analog Devices, Inc. and Intel Corporation, alleging that we infringed three patents owned by Biax relating to parallel processors. Prior to the filing of the first amended complaint, we were unaware of Biax or this action. The first amended complaint seeks injunctive relief, unspecified damages, as well as its costs, expenses and fees. On August 3, 2005, we filed an answer and counterclaimed against Biax. In the counterclaim, we seek rulings that the patents are not infringed, are invalid and are unenforceable. The case has not yet entered the discovery phase. We intend to vigorously defend against these allegations. We are unable at this time to predict the outcome of this litigation.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
During the quarter ended July 30, 2005, we did not repurchase any shares of our common stock or any other equity securities that are registered by us pursuant to section 12 of the Exchange Act. Since the start of our share repurchase program, publicly announced on August 12, 2004 and amended on May 11, 2005, we have repurchased shares for an aggregate purchase price of $462,780,187 pursuant to this plan. We are currently authorized to repurchase shares for an additional $537,219,813 under this plan. Unless earlier terminated by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized under the program.
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

ANALOG DEVICES, INC.

Date: August 17, 2005	By:	/s/ Jerald G. Fishman

Jerald G. Fishman
President and
Chief Executive Officer
(Principal Executive Officer)

Date: August 17, 2005	By:	/s/ Joseph E. McDonough

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