Form 10-K
period 2005-10-29
ANALOG DEVICES INC
filed 2005-11-21
CIK 6281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 29, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
None
Title of Each Class
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ✓    NO
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ✓
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    YES ✓    NO
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    YES         NO ✓
     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $9,068,000,000 based on the last reported sale of the Common Stock on the New York Stock Exchange Composite Tape reporting system on April 29, 2005. Shares of voting and non-voting stock held by executive officers, directors and holders of more than 5% of the outstanding stock have been excluded from this calculation because such persons or institutions may be deemed affiliates. This determination of affiliate status is not a conclusive determination for other purposes.
     As of October 29, 2005 there were 366,831,612 shares of Common Stock, $0.16 2/3 par value per share, outstanding.
Documents Incorporated by Reference

Document Description	Form 10-K Part

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held March 14, 2006	III

PART I
ITEM 1. BUSINESS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (all tabular amounts in thousands except per share amounts)
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
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
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
SIGNATURES
Exhibit Index
EX-21 Subsidiaries of the Company
EX-23 Consent of Ernst & Young LLP
EX-31.1 Certification of CEO
EX-31.2 Certification of CFO
EX-32.1 Certification of CEO
EX-32.2 Certification of CFO

PART I

ITEM 1.	BUSINESS
Company Overview
      We are a world leader in the design, manufacture and marketing of high-performance analog, mixed-signal and digital signal processing integrated circuits used in signal processing for industrial, communication, computer and consumer applications. Since our inception in 1965, we have focused on solving the engineering challenges associated with signal processing in electronic equipment. Real world signal processing describes the process of converting real-world phenomena such as temperature, motion, pressure, light and sound into electrical signals to be used in a wide array of electronic equipment ranging from industrial process control, factory automation systems equipment, defense electronics, cellular communications, base stations, central office equipment, wireless telephones, computers, automobiles, CAT scanners, digital cameras and DVD players. Signal processing is the cornerstone of high-speed communications, digital entertainment, and other consumer, computer and industrial applications. As new generations of digital applications evolve, they generate new needs for high-performance analog signal processing and digital signal processing, or DSP, technology. We produce a wide range of products that are designed to meet the signal processing technology needs of a broad base of customers.
      During fiscal 2005, approximately 39% of our revenue came from the industrial market, which includes factory automation, medical equipment, scientific instrumentation, automatic test equipment, automotive electronics, security equipment and aerospace and defense systems.
      Revenues from the communications market represented approximately 31% of our fiscal 2005 revenue. Communications applications include wireless handsets and base stations, as well as products used for high-speed access to the Internet, including broadband modems and central office networking equipment.
      We also serve the personal computer market with products that monitor and manage power usage, process signals used in flat panel displays and multimedia projectors, and enable CD-quality audio. In fiscal 2005, the computer market accounted for approximately 15% of our revenue.
      The demand for our products used in high-performance consumer electronics has been increasing and represents approximately 15% of our revenue for fiscal 2005. Applications in this market include digital cameras and camcorders, DVD players, advanced digital televisions and surround sound audio systems.
      We sell our products worldwide through a direct sales force, third-party distributors and independent sales representatives. We have direct sales offices in 20 countries, including the United States.
      We are headquartered near Boston, in Norwood, Massachusetts, and have manufacturing facilities in Massachusetts, California, North Carolina, Ireland and the Philippines. We were founded in 1965 and are incorporated in Massachusetts. As of October 29, 2005, we employed approximately 8,800 individuals worldwide. Our common stock is listed on the New York Stock Exchange under the symbol ADI and is included in the Standard & Poor’s 500 Index.
      We maintain a website with the address www.analog.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission. We also make available on our website our corporate governance guidelines, the charters for our audit committee, compensation committee, and nominating and corporate governance committee, and our code of business conduct and ethics, and such information is available in print to any stockholder of Analog who requests it. In addition, we intend to disclose on our website any amendments to, or waivers from, our code of business conduct and ethics that are required to be publicly disclosed pursuant to rules of the Securities and Exchange Commission and the New York Stock Exchange.

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
      Significant advances in semiconductor technology in recent years have substantially increased the performance and functionality of integrated circuits, or ICs, used in signal processing applications. These advances include the ability to combine analog and digital signal processing capability on a single chip, thereby making possible more highly-integrated solutions. The widespread application of low-cost, high-performance microprocessor-based systems and of digital communication technologies has increased the need for precise, high-speed signal conditioning interfaces between the analog and digital world. At the same time, the convergence of computing and communications has resulted in end products that incorporate state-of-the-art signal processing capability onto as few chips as possible. Our products are designed to be used within electronic equipment to achieve higher performance, including greater speed, improved accuracy, more efficient signal processing and minimized power consumption.
Principal Products
      We design, manufacture and market a broad line of high-performance ICs that incorporate analog, mixed-signal and digital signal processing technologies. Our ICs are designed to address a wide range of real-world signal processing applications. Across the entire range of our signal processing ICs are both general-purpose standard products used by a broad range of customers and applications as well as application-specific products designed for specific clusters of customers in key target markets. By using readily available, high-performance, general-purpose products in their systems, our customers can reduce the time they need to bring new products to market. Given the high cost of developing customized ICs, our standard products often provide the most cost-effective solution for many low to medium volume applications. In some communications, computer and consumer products, we focus on working with leading customers to design application-specific solutions. We begin with our existing core technologies in analog and DSP, and devise a solution to more closely meet the needs of a specific customer or group of customers. Because we have already developed the core technology for our general-purpose products, we can create application-specific solutions quickly.
      We produce and market several thousand products. Our ten highest revenue products accounted for approximately 12% of our revenue for fiscal 2005. The majority of our products are proprietary, meaning equivalent products are not available from competitors. A limited number of other companies may provide products with similar functions.

Analog Products
      Our analog IC technology has been the foundation of our business for four decades, and we believe we are one of the world’s largest suppliers of analog ICs. Our analog ICs are primarily high-performance devices, generally defined as devices that support a minimum of 10-bits of accuracy and a minimum of 50 megahertz of speed. The principal advantages these products have versus competitors’ products include higher accuracy, lower cost per function, smaller size, lower power consumption and fewer components for improved reliability. The majority of our analog IC product revenue is attributable to sales of data converters and amplifiers. The data converter and amplifier product categories represented approximately 62% of our fiscal 2005 revenue. Other analog IC products include analog signal processing devices such as analog multipliers, switches, multiplexers and comparators. Over the past several years we have been expanding our analog IC product offerings along the entire analog signal chain and into product areas such as radio frequency integrated circuits, or RF ICs, and power management products such as voltage regulators and thermal monitoring ICs, phase locked loops and high-speed clock ICs.
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

DSP Products
      DSPs are processors that are optimized for high-speed numeric calculations, which are essential for real-time processing of digital data resulting, in most cases, from analog to digital signal conversion. Our DSP products are designed to be fully programmable and to efficiently execute specialized software programs, or algorithms, associated with processing digitized real-time, real-world data. Programmable DSPs provide the flexibility to modify the device’s function quickly and inexpensively in software. We offer both general-purpose and application-specific DSP products. General-purpose DSP IC customers typically write their own algorithms using software tools that we provide and software tools they obtain from third-party suppliers. Our application-specific DSP products typically include analog and DSP technology and the DSPs are preprogrammed to execute software for applications such as wireless telecommunications or image processing. Our DSPs are designed in families of products that share a common architecture and therefore can execute the same software. We support these products with easy-to-use, low-cost development tools, which reduce our customers’ product development costs and time-to-market.
      Increasingly, many of our products combine analog and digital signal processing technology into multi-function mixed-signal devices and chipsets. The growing technological demands associated with the use of audio and video in computers and consumer products as well as the networking of communications systems has created new opportunities for these mixed-signal products. Examples of these products include chipsets for communication applications such as global system for mobile cellular phones, or GSM, cable modems, and broadband modems. Other examples include audio input/output devices for computer applications and data acquisition devices for industrial instrumentation.
Markets and Applications
      The following describes some of the characteristics of, and customer products within, our major markets:
      Industrial — Our industrial market includes the following areas:
      Industrial Process Automation — Our industrial process automation market includes applications such as factory automation systems, automatic process control systems, robotics, environmental control systems and automatic test equipment. These products generally require ICs that offer performance greater than that available from commodity-level ICs, but generally do not have production volumes that warrant custom or application-specific ICs. Combinations of analog, mixed-signal and DSP ICs are usually employed to achieve the necessary functionality. Automatic test equipment applications have created opportunities for the design of system-level ICs that require a high level of electronic circuitry.
      Instrumentation — Our instrumentation market includes engineering, medical and scientific instruments. These products are usually designed using the highest performance analog and mixed-signal ICs available. Customer products include oscilloscopes, logic analyzers, CAT scanners, MRI equipment, blood analyzers and microscopes.
      Defense/ Aerospace — The defense, commercial avionics and space markets all require high-performance ICs that meet rigorous environmental and reliability specifications. Many of our analog ICs can be supplied in versions that meet these standards. In addition, many products can be supplied to meet the standards required for broadcast satellites and other commercial space applications. Most of our products sold in this market are specifically-tested versions of products derived from our standard product offering. Customer products include navigation systems, flight simulators, radar systems and security devices.
      Automotive — Although the automotive market has historically been served with low-cost, low-performance ICs, demand has emerged for higher performance devices for a wide range of safety and entertainment applications. In response, we are developing products specifically for the automotive market. We supply a micromachined IC used as a crash sensor in airbag systems, roll-over sensing, global positioning satellite, or GPS, automotive navigation systems, anti-lock brakes and “smart” suspension systems. In addition, our analog and DSP ICs have application in engine control, in-cabin electronics, and collision avoidance systems.
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
      Computers and Computer Peripherals — Image and sound-enabled applications used in computer gaming and web sites and the increasing need for power and thermal management capability in PCs have provided opportunities in the computer market. The computer industry seeks to develop and market ever smaller and lighter personal computers. This need has increased demand for high-performance ICs that monitor power usage, enabling manufacturers to use smaller batteries and extend battery life between charges. In addition, we currently supply a variety of ICs used in this market for enhanced audio input and output capability for business and entertainment applications.
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
Research and Development
      Our markets are characterized by rapid technological changes and advances. Accordingly, we make substantial investments in the design and development of new products and manufacturing processes, and the improvement of existing products and manufacturing processes. We spent approximately $497 million during fiscal 2005 on the design, development and improvement of new and existing products and manufacturing processes, compared to approximately $514 million during fiscal 2004 and approximately $453 million during fiscal 2003.
      Our research and development strategy focuses on building technical leadership in core technologies for signal sensing, conditioning, conversion and processing. In support of our research and development activities, we employ thousands of engineers involved in product and manufacturing process development at over 30 design centers and manufacturing sites located throughout the world.
Patents and Other Intellectual Property Rights
      As of October 29, 2005, we held 1,081 United States patents and had 567 patent applications pending with the United States Patent and Trademark Office with expiration dates ranging from 2005 through 2024. We believe that while our patents may provide some advantage, our competitive position is largely determined by such factors as the system and application knowledge, ability and experience of our personnel, the range and success of new products being developed by us, our market brand recognition and ongoing marketing efforts, customer service and technical support. It is generally our policy to seek patent protection for significant inventions that may be patented, though we may elect, in certain cases, not to seek patent protection even for significant inventions, if other protection, such as maintaining the invention as a trade secret, is considered more advantageous. We also have trademarks that are used in the conduct of our business to distinguish genuine Analog Devices’ products and we maintain cooperative advertising programs to promote our brands and identify products containing genuine Analog Devices’ components. In addition, we have registered certain of our mask sets under the Semiconductor Chip Protection Act of 1984.
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
Sales Channels
      We sell our products in North America and internationally through a direct sales force, third-party distributors, and independent sales representatives and via our worldwide website on the Internet.
      Approximately 19% of our fiscal 2005 net sales were to customers in Japan. Approximately 11% of our fiscal 2005 net sales were to customers in China and approximately 22% were to customers elsewhere in Asia, principally Taiwan and Korea. As of October 29, 2005, we had direct sales offices in the Asia region in China, Hong Kong, India, Japan, Korea, Singapore and Taiwan.
      Approximately 25% of our fiscal 2005 net sales were to customers in North America. As of October 29, 2005, we had 11 direct sales offices in the United States.

      Approximately 23% of our fiscal 2005 net sales were to customers in Europe. As of October 29, 2005, we had direct sales offices in Austria, Belgium, Denmark, Finland, France, Germany, Israel, Italy, the Netherlands, Sweden and the United Kingdom.
      We also had sales representatives and/or distributors in over 45 countries outside North America, including countries where we also have direct sales offices. For further detail regarding revenues and financial information about geographic areas, see our Consolidated Financial Statements and Note 3 in the related Notes contained in Item 8 of this Annual Report on Form 10-K.
      Approximately 49% of our fiscal 2005 revenue was derived from sales made through distributors. Revenue is deferred on sales made through distributors until the distributors resell the products to the end users, known as “sell out” or “sell through” in the industry. These distributors typically maintain an inventory of our products. Some of them also sell products competitive with our products, including those for which we are an alternate source. Sales to certain distributors are made under agreements that provide protection to the distributors for their inventory of our products against price reductions and products that are slow-moving or that we have discontinued, including limited product return privileges.
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
      We have tens of thousands of customers worldwide. Our largest single customer, excluding distributors, represented approximately 4% of our fiscal 2005 net sales, and our 20 largest customers, excluding distributors, accounted for approximately 29% of our fiscal 2005 net sales.
Foreign Operations
      Through subsidiaries and affiliates, we conduct business in numerous countries outside the United States. During fiscal 2005, approximately 75% of our revenue was derived from customers in international markets. Our international business is subject to risks customarily encountered in foreign operations, including fluctuations in foreign currency exchange rates and controls, import and export controls, and other laws, policies and regulations of foreign governments.
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

      We develop and employ a wide variety of proprietary manufacturing processes that are specifically tailored for use in fabricating high-performance linear, mixed-signal and MEMS ICs. We also use bipolar and CMOS wafer fabrication processes.
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
      Capital spending in fiscal 2005 was $85 million, compared with $146 million in fiscal 2004. We currently plan to make capital expenditures of approximately $126 million in fiscal 2006. In fiscal 2006, we plan to close our Sunnyvale wafer fabrication facility and transfer production of products currently manufactured there to our facilities in Wilmington, Massachusetts and Limerick, Ireland, as well as to third-party wafer fabricators. We believe when these actions are complete, we will have ample installed capacity to significantly increase internal production levels with modest additional capital expenditures.
      Our products require a wide variety of components and raw materials, most of which we purchase from third-party suppliers. We have multiple sources for many of the components and materials we purchase and incorporate into our products. However, a large portion of our external wafer purchases are from sole-source suppliers, primarily Taiwan Semiconductor Manufacturing Company (TSMC). If these sole-source suppliers are unable or unwilling to manufacture and deliver sufficient quantities of components to us on the time schedule and of the quality that we require, we may be forced to engage additional or replacement suppliers, which could result in additional expenses and delays in product development or shipment of product to our customers. Although we have experienced shortages of components from time to time, these items have generally been available to us as needed.
Backlog
      Backlog at the end of fiscal 2005 was approximately $356 million, up from approximately $329 million at the end of fiscal 2004. We define backlog as of a particular date as firm orders with a customer or distributor requested delivery date within thirteen weeks. Backlog is impacted by the tendency of customers to rely on shorter lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog and, in some instances, we may not have manufacturing capacity sufficient to fulfill all orders. As is customary in the semiconductor industry, we allow most orders to be canceled or deliveries delayed by customers without significant penalty. Accordingly, we believe that our backlog at any time should not be used as an indication of our future revenue.
Government Contracts
      We estimate that approximately 3% of our fiscal 2005 revenue was attributable to sales to the U.S. government and government contractors and subcontractors. Our government contract business is predominantly in the form of negotiated, firm fixed-price subcontracts. All such contracts and subcontracts contain standard provisions relating to termination at the election of the United States government.
Competition
      We compete with a number of semiconductor companies in markets that are highly competitive. We believe we are one of the largest suppliers of high-performance analog and mixed-signal processing components. Competitors for our analog and DSP products include Broadcom Corporation, Cirrus Logic Inc., Infineon Technologies, Linear Technology Corporation, Maxim Integrated Products, Inc., National Semiconductor Corporation, Phillips Semiconductor, ST Microelectronics and Texas Instruments, Inc. Sales of our micromachined products currently consist of acceleration sensors and gyroscopes, and our main competitors in that market are Bosch, Denso Corporation, Freescale Semiconductor, Inc., Panasonic, ST Microelectronics, Systron Donner and VTI Technologies.
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
      On January 27, 2003, the European Union passed the “Restriction on Use of Hazardous Substances in Electrical and Electronic Equipment,” or “RoHS” directive 2002/95/ EC, which becomes applicable July 1, 2006. We are in the process of transitioning the manufacturing process of some of our products to eliminate the use of these hazardous substances. The transition has been completed for over 5,500 of our standard products, and we intend to continue the transition to satisfy local regulatory requirements and the needs of our customers. If we do not meet the European Union deadline on the use of certain hazardous substances or the deadlines of other countries which may enact such legislation, it would preclude us from selling products containing these hazardous substances in these affected locations. This could have a material adverse impact on our results of operations and financial condition. Additionally, once the deadline for the mandatory restrictions on the use of certain hazardous materials has passed for the European Union, we may still have in our inventory products which contain these hazardous substances. Should we be unable to sell these products to locations which do not have such restrictions, we would have to write such inventory off as obsolete. This could have a material adverse impact on our results of operations and financial condition.
Employees
      As of October 29, 2005, we employed approximately 8,800 individuals worldwide. Our future success depends in large part on the continued service of our key technical and senior management personnel, and on our ability to continue to attract, retain and motivate qualified employees, particularly those highly-skilled design, process, test and applications engineers involved in the manufacture of existing products and the development of new products and processes. We believe that relations with our employees are good; however, the competition for such personnel is intense, and the loss of key employees could have a material adverse effect on us.

ITEM 2.	PROPERTIES
      Our corporate headquarters is located in Norwood, Massachusetts. Manufacturing and other operations are conducted in several locations worldwide. The following tables provide certain information about our principal general offices and manufacturing facilities:

Principal Properties
Owned:	Use	Floor Space

Wilmington, MA	Wafer fabrication, testing, engineering, marketing and administrative offices	586,200 sq. ft.
Cavite, Philippines	Wafer probe and testing, warehouse, engineering and administrative offices	463,400 sq. ft.
Limerick, Ireland	Wafer fabrication, wafer probe and testing, engineering and administrative offices	405,000 sq. ft.
Westwood, MA	Engineering, administrative offices and warehouse	100,500 sq. ft.
Greensboro, NC	Components and board assembly and testing, engineering and administrative offices	98,700 sq. ft.
San Jose, CA	Engineering, administrative offices	76,000 sq. ft.
Manila, Philippines	Components assembly and testing, engineering and administrative offices	74,000 sq. ft.

Principal
Properties			Lease
Leased:	Use	Floor Space	Expiration	Renewals

			(fiscal year)
Norwood, MA	Corporate headquarters, engineering, components testing, sales and marketing offices	130,000 sq. ft.	2007	3, five-yr. periods
Cambridge, MA	Wafer fabrication, components testing and assembly engineering, marketing and administrative offices	117,000 sq. ft.	2006	1, five-yr. period
Sunnyvale, CA(a)	Wafer fabrication	63,100 sq. ft.	2010	1, five-yr. period
Santa Clara, CA	Engineering and administrative offices	43,500 sq. ft.	2007	2, five-yr. periods
Greensboro, NC	Engineering and administrative offices	41,900 sq. ft.	2006	2, one two-yr. period and one three-yr. period

(a)	We plan to close our wafer fabrication facility in Sunnyvale by the end of fiscal 2006. For additional information, see Note 4 in the Notes to our Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.
      In addition to the principal leased properties listed in the above table, we also lease sales offices and other premises at 23 locations in the United States and 33 locations overseas under operating lease agreements. These leases expire at various dates through the year 2015. We do not anticipate experiencing significant difficulty in retaining occupancy of any of our manufacturing, office or sales facilities through lease renewals prior to expiration or through month-to-month occupancy, or in replacing them with equivalent facilities. For information concerning our obligations under all operating leases see Note 10 in the Notes to our Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

ITEM 3.	LEGAL PROCEEDINGS
Tentative Settlement of the SEC’s Previously Announced Stock Option Investigation
      In our Form 10-K filing dated November 30, 2004, we disclosed that the Securities and Exchange Commission (SEC) had initiated an inquiry into our stock option granting practices, focusing on options that were granted shortly before the issuance of favorable financial results. On November 15, 2005, we announced that a tentative settlement has been reached.
      Since receiving notice of this inquiry, we have been cooperating with the SEC and believe that the matter will be concluded in the near future. We and our President and CEO, Mr. Jerald G. Fishman, have made an offer of settlement to the Staff of the SEC, which is subject to agreement regarding the specific language of the SEC’s administrative order and other settlement documents. The SEC Staff has decided to recommend the offer of settlement to the Commission. A final settlement is subject to review and approval by the Commission.
      Our Board of Directors and Mr. Fishman believe that it is in the best interests of our shareholders to settle this case on the proposed terms rather than face a protracted dispute with the SEC.
      The contemplated settlement addresses two separate issues. The first issue concerns our disclosure regarding grants of options to our employees and directors prior to the release of favorable financial results. Specifically, the issue relates to options granted to our employees (including officers) on November 30, 1999 and to employees (including officers) and directors on November 10, 2000. The SEC settlement would conclude that we should have made disclosures in our proxy filings to the effect that we priced these stock options prior to releasing favorable financial results.
      The second issue addressed by the tentative settlement concerns the grant dates for options granted to our employees (including officers) in 1998 and 1999, and the grant date for options granted to employees (including officers) and directors in 2001. Specifically, the settlement would conclude that the appropriate grant date for the September 4, 1998 options should have been September 8th (which is one trading day later than the date that was used to price the options); the appropriate grant date for the November 30, 1999 options should have been November 29th (which is one trading day earlier than the date that was used); and the appropriate grant date for the July 18, 2001 options should have been July 26th (which is five trading days after the original date).
      In connection with the contemplated settlement, we would consent to a cease-and-desist order under Section 10(b) of the Securities Exchange Act and Rule 10b-5 thereunder, would pay a civil money penalty of $3 million, and would reprice options granted to Mr. Fishman and other directors in certain years. Options granted to all other employees would be excluded from the repricing. Mr. Fishman would consent to a cease-and-desist order under Sections 17(a)(2) and (3) of the Securities Act, would pay a civil money penalty of $1 million, and would make a disgorgement payment with respect to options granted in certain years. With the exception of options granted in 1998, Mr. Fishman has not exercised or sold any of the options identified in this matter. We and Mr. Fishman would settle this matter without admitting or denying the Commission’s findings.
      We have determined that no restatement of our historical financial results would be necessary due to the proposed settlement, because the effects of using revised measurement dates for options granted in 1998, 1999 and 2001 are not material to any of the fiscal years 1998 through 2005, based on the materiality guidelines contained in SAB 99. If a stock-based compensation charge had been taken as a result of the revised measurement dates for these option grants to all employees (including officers) and directors, our net income for fiscal years 1998 through 2005 would have been reduced by $21.8 million in total. During this period, we earned cumulative net income of over $2.5 billion. There would be no impact on revenue, cash flow from operations, or shareholders’ equity as a result of using the revised measurement dates. The impact on net income in individual fiscal years would have been as follows: fiscal 1998 ($0.2 million), fiscal 1999 ($1.4 million), fiscal 2000 ($1.8 million), fiscal 2001 ($3.7 million), fiscal 2002 ($8.1 million), fiscal 2003 ($6.1 million), fiscal 2004 ($0.5 million).

Other Legal Proceedings
      On June 14, 2005, Biax Corporation filed its first amended complaint for patent infringement in the United States District Court for the Eastern District of Texas against us and Intel Corporation, alleging that we infringed three patents owned by Biax relating to parallel processors. On November 7, 2005, Biax filed a second amended complaint alleging that we infringed two additional patents. Prior to the filing of the first amended complaint, we were unaware of Biax or this action. The first amended complaint seeks injunctive relief, unspecified damages with interest, as well as Biax’s costs, expenses and fees. On August 3, 2005, we filed an answer and counterclaimed against Biax. In the counterclaim, we seek rulings that the patents are not infringed, the patents are invalid and the patents are unenforceable. The case has not yet entered the discovery phase. We intend to vigorously defend against these allegations. We are unable at this time to predict the outcome of this litigation.
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
      We are currently under routine audit by the United States Internal Revenue Service (the “IRS”) for fiscal years 2001, 2002 and 2003. The audit has not been completed and the IRS has not issued a report on its audit.
      From time to time as a normal incidence of the nature of our business, various claims, charges and litigation are asserted or commenced against us arising from, or related to, contractual matters, patents, trademarks, personal injury, environmental matters, product liability, insurance coverage and personnel and employment disputes. As to such claims and litigation we can give no assurance that we will prevail.
      We do not believe that any of the matters described above will have a material adverse effect on our consolidated results of operations or financial position, although an adverse outcome of any of these matters is possible and could have a material adverse effect on our consolidated results of operations or cash flows in the quarter or annual period in which one or more of these matters are resolved.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      No matters were submitted to a vote of our security holders during the last quarter of the fiscal year ended October 29, 2005.
EXECUTIVE OFFICERS OF THE COMPANY
      The following table sets forth (i) the name, age and position of each of our executive officers as of October 29, 2005, and (ii) the business experience of each person named in the table during at least the past five years. There is no family relationship among any of the named executive officers.

Executive Officer	Age	Position(s)	Business Experience

Ray Stata	71	Chairman of the Board	Chairman of the Board since 1973; Chief Executive Officer from 1973 to November 1996; President from 1971 to November 1991.

Jerald G. Fishman	60	President, Chief Executive Officer and Director	Chief Executive Officer since November 1996; President and Director since November 1991; Executive Vice President from 1988 to November 1991; Group Vice President — Components from 1982 to 1988.

Samuel H. Fuller	59	Vice President, Research and Development	Vice President, Research and Development since March 1998; Vice President of Research and Chief Scientist of Digital Equipment Corp. from 1983 to 1998.

William N. Giudice	51	Vice President and General Manager, Micromachined Products Division	Vice President and General Manager, Micromachined Products Division since January 2003; President, CEO and Chairman of the Board of Telephotonics from March 2001 to 2003; Vice President and General Manager of Conexant Systems from March 2000 to March 2001; Co-founder, CEO, President, and Chairman of the Board of Maker Communications from 1994 to March 2000.

Tracy S. Keogh	44	Vice President, Human Resources	Vice President, Human Resources since April 2003; Senior Vice President responsible for people-related strategy and operations for Sapient from January 1999 to April 2003; Director of Global Recruiting for Arthur D. Little from 1997 to January 1999.

Executive Officer	Age	Position(s)	Business Experience

Robert R. Marshall	51	Vice President, Worldwide Manufacturing	Vice President, Worldwide Manufacturing since February 1994; Vice President, Manufacturing, Limerick Site, Analog Devices, B.V. — Limerick, Ireland from November 1991 to February 1994; Plant Manager, Analog Devices, B.V. — Limerick, Ireland from January 1991 to November 1991.

William A. Martin	46	Treasurer	Treasurer since March 1993; Assistant Treasurer from October 1991 to March 1993; Manager of Treasury Finance from March 1987 to October 1991; Manager of International Treasury from October 1985 to March 1987.

Robert McAdam	55	Vice President, Analog Semiconductor Components	Vice President and General Manager, Analog Semiconductor Components since February 1994; Vice President and General Manager, Analog Devices, B.V. — Limerick, Ireland from January 1991 to February 1994; Product Line Manager, Analog Devices, B.V. — Limerick, Ireland from October 1988 to January 1991.

Brian P. McAloon	55	Vice President, DSP and Systems Products Group	Vice President, DSP and Systems Products Group since March 2001; Vice President, Sales from May 1992 to March 2001; Vice President, Sales and Marketing — Europe and Southeast Asia from 1990 to 1992; General Manager, Analog Devices, B.V. — Limerick, Ireland from 1987 to 1990.

Joseph E. McDonough	58	Vice President, Finance and Chief Financial Officer	Vice President, Finance and Chief Financial Officer since November 1991; Vice President since 1988 and Treasurer from 1985 to March 1993; Director of Taxes from 1983 to 1985.

Vincent Roche	45	Vice President, Worldwide Sales	Vice President, Worldwide Sales since March 2001; Vice President and General Manager, Silicon Valley Business Units and Computer & Networking from 1999 to March 2001; Product Line Director from 1995 to 1999; Product Marketing Manager from 1988 to 1995.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
      Our common stock is listed on the New York Stock Exchange under the symbol ADI. The tables below set forth the high and low sales prices per share of our common stock on the New York Stock Exchange and the dividends declared for each quarterly period within our two most recent fiscal years.

	Fiscal 2005		Fiscal 2004

Period	High	Low	High	Low

First Quarter	$41.34	$34.05	$50.99	$43.10
Second Quarter	$38.05	$32.84	$52.37	$42.52
Third Quarter	$41.32	$33.67	$50.17	$37.25
Fourth Quarter	$40.72	$32.48	$41.45	$31.36
Dividends Declared Per Outstanding Share of Common Stock

Period	Fiscal 2005	Fiscal 2004

First Quarter	$0.06	$0.04
Second Quarter	$0.06	$0.04
Third Quarter	$0.10	$0.06
Fourth Quarter	$0.10	$0.06
      During the first quarter of fiscal 2006, on November 14, 2005, our Board of Directors declared a cash dividend of $0.12 per outstanding share of common stock. The dividend will be paid on December 14, 2005 to all shareholders of record at the close of business on November 25, 2005.
Issuer Purchases of Equity Securities

				Approximate Dollar
			Total Number of Shares	Value of Shares that
	Total Number of		Purchased as Part of	May Yet Be Purchased
	Shares	Average Price Paid	Publicly Announced	Under the Plans or
Period	Purchased	Per Share(a)	Plans or Programs(b)	Programs

July 31, 2005 through August 27, 2005	1,400,000	$36.94	1,400,000	$526,503,166
August 28, 2005 through September 24, 2005	2,690,000	$36.57	2,690,000	$428,117,556
September 25, 2005 through October 29, 2005	2,615,000	$34.68	2,615,000	$337,423,996

Total	6,705,000	$35.91	6,705,000	$337,423,996

(a)	The average price paid per share of stock repurchased under the stock repurchase program includes the commissions paid to the brokers.

(b)	Repurchased pursuant to the stock repurchase program publicly announced on August 12, 2004, as amended on May 11, 2005, under which our Board of Directors authorized the repurchase of up to an aggregate of $1 billion of our common stock. Under the repurchase program, we may repurchase outstanding shares of our common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program. Our previous repurchase plan publicly announced on August 15, 2002, was terminated by resolution of our Board of Directors on August 11, 2004.

      The number of holders of record of our common stock at October 28, 2005 was 4,023. This number does not include shareholders for whom shares are held in a “nominee” or “street” name. On October 28, 2005, the last reported sales price of our common stock on the New York Stock Exchange was $34.61 per share.

ITEM 6.	SELECTED FINANCIAL DATA

	2005	2004	2003	2002	2001

(thousands except per share amounts)
Statement of Operations data:
Net sales	$2,388,808	$2,633,800	$2,047,268	$1,707,508	$2,276,915
Net income*	414,787	570,738	298,281	105,299	356,377
Net income per share*:
Basic	1.12	1.52	0.82	0.29	1.00
Diluted	1.08	1.45	0.78	0.28	0.93
Dividends declared per common share	0.32	0.20	—	—	—
Balance Sheet data:
Total assets	$4,583,211	$4,723,271	$4,097,877	$4,985,554	$4,887,396
Long-term debt and non-current obligations under capital leases	—	—	—	1,274,487	1,206,038

*	Acquisition-related goodwill is no longer amortized effective in fiscal 2003, in accordance with SFAS 142.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (all tabular amounts in thousands except per share amounts)
Results of Operations

Overview

	Fiscal Year

	2005	2004	2003

Net Sales	$2,388,808	$2,633,800	$2,047,268
Gross Margin %	57.9%	59.0%	54.9%
Diluted EPS	$1.08	$1.45	$0.78
Net Income	$414,787	$570,738	$298,281
Net Income as a % of Sales	17.4%	21.7%	14.6%
      Revenue declined 9% in fiscal 2005 as compared to fiscal 2004, primarily as a result of an inventory correction at our customers in the ATE, or automatic test equipment, and wireless handset markets during the fiscal year. Gross margins declined by 110 basis points primarily as a result of the effect of fixed manufacturing costs allocated across lower levels of production. We recorded special charges of $31 million in accordance with our restructuring plan announced in the fourth quarter of fiscal 2005, of which $20 million related to severance costs associated with the closure of our California wafer fabrication facility and $11 million related to severance costs associated with a reorganization of our product development and support programs. During fiscal 2005, we repatriated $1,055 million of accumulated foreign earnings. Under current tax law, the earnings repatriated prior to October 29, 2005 were taxed at a reduced effective tax rate. As a result of this action, we recorded additional income tax expenses of $49 million in fiscal 2005. We generated cash flow from operations of $673 million during fiscal 2005, repurchased $525 million of our common stock and paid $119 million in cash dividends. Our cash, cash equivalents and short-term investments balance increased by $21 million during fiscal 2005 to $2,706 million at October 29, 2005.
      On October 18, 2005, we accelerated the vesting of all unvested stock options granted after December 31, 2000 awarded to employees under our stock option plans that had exercise prices of $40.00 or greater. The vesting terms of options issued to corporate officers and directors were not accelerated. Unvested options to purchase approximately 18 million shares became exercisable as a result of the vesting acceleration. Because the exercise price of all the modified options was greater than the market price of our underlying common stock on the date of their modification, no compensation expense was recorded in the statement of income in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees.
      The primary purpose for modifying the terms of these options to accelerate their vesting was to eliminate the need to recognize the remaining unrecognized non-cash compensation expense in our statement of income associated with these options as measured under SFAS 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS 123(R). The approximately $188 million ($134 million net of tax) of future expense associated with these options would have been disproportionately high compared to the economic value of the options at the date of modification. We are required to adopt SFAS 123(R) effective as of the beginning of the first quarter of fiscal 2006 and we will be required to record compensation expense associated with stock options in the statement of income, rather than in a pro forma footnote to our consolidated financial statements.

Revenue
      Net sales declined $245 million, or 9%, in fiscal 2005 compared to fiscal 2004. This decline was primarily the result of a 21% decrease in orders for products used in communications applications due to weakness in the wireless handset end markets. Sales to customers in the industrial market decreased 4% as a result of an inventory correction at our customers in the automatic test equipment market in the first half of fiscal 2005. Sales to customers in the computer end market decreased 10% in fiscal 2005 as compared to fiscal 2004. These decreases were partially offset by a 12% increase in sales to customers in the consumer end market.

      For fiscal 2004, net sales increased $587 million, or 29%, from fiscal 2003. This increase in net sales in fiscal 2004 was a result of what we believed was a broad-based increase in demand for our products used in every end market we serve. Increased demand for our products used in industrial products and communications products accounted for approximately 80% of this year-to-year increase, and increased demand for our products used in consumer and computer end markets accounted for the remaining increase in net sales. Increased demand for our products used in wireless handsets and infrastructure was the main reason for our increased sales in the communications end market.
      Over the last three fiscal years, net sales from analog products were approximately 80% of net sales and sales of DSP products represented approximately 20% of net sales. In fiscal 2005, analog product sales decreased 7% and DSP product sales decreased 18% from the levels recorded in fiscal 2004. In fiscal 2004, analog product sales increased 31% and DSP product sales increased 21% from the levels recorded in fiscal 2003.
      The percentage of sales by geographic region, based upon point of sale, for the last three years is as follows:

	Fiscal Year

Region	2005	2004	2003

North America	25%	25%	26%
Europe	23%	20%	21%
Japan	19%	19%	18%
China	11%	14%	11%
Rest of Asia	22%	22%	24%
      The percentage of our net sales in China as a percentage of our total sales decreased in fiscal 2005 as compared to fiscal 2004 and increased in fiscal 2004 as compared to fiscal 2003, primarily as the result of the changes in sales into the wireless handset end markets.

Gross Margin

	Fiscal Year

	2005	2004	2003

Gross Margin	$1,382,840	$1,553,801	$1,124,108
Gross Margin %	57.9%	59.0%	54.9%
      Gross margin declined in fiscal 2005 by 110 basis points from the gross margin in fiscal 2004. The decline in gross margin was primarily the result of the effect of fixed manufacturing costs allocated across lower levels of production.
      Gross margin improved in fiscal 2004 by 410 basis points from the gross margin in fiscal 2003. The improvement in gross margin for fiscal 2004 as compared to fiscal 2003 was primarily the result of spreading fixed manufacturing costs over an increasing sales level and, to a lesser extent, the impact of restructuring actions taken in previous years as well as continued tight cost control at our manufacturing operations.

Research and Development

	Fiscal Year

	2005	2004	2003

Research and Development (R&D) Expenses	$497,097	$514,442	$452,856
R&D Expenses as a % of Net Sales	20.8%	19.5%	22.1%
      R&D expenses for fiscal 2005 decreased by $17 million, or 3%, from the amount recorded in fiscal 2004. This decrease was caused by a $9 million reduction in employee bonus expenses and reductions in other expenses of $21 million as a result of our tight control over all other engineering expenses throughout the year.

These expense reductions were partially offset by a $13 million increase in salary and employee benefit expenses.
      R&D expenses increased by $62 million, or 14% in fiscal 2004 from the amount recorded in fiscal 2003. This increase was primarily due to additional salary and benefit costs associated with a 5% increase in engineering headcount during the year as well as annual salary increases and increased bonus payments and, to a lesser extent, an increase in other engineering expenses reflecting the increased R&D activity during the year.
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

Selling, Marketing, General and Administrative (SMG&A)

	Fiscal Year

	2005	2004	2003

SMG&A Expenses	$338,276	$340,036	$288,009
SMG&A Expenses as a % of Net Sales	14.2%	12.9%	14.1%
      SMG&A expenses decreased in fiscal 2005 by $2 million or 1% from the levels recorded in 2004. The decrease in SMG&A expenses was caused by a reduction in employee bonus expenses of $4 million and reductions in other SMG&A expenses of $10 million as a result of tight control over all discretionary spending throughout the year. These expense reductions were partially offset by a $12 million increase in salary and employee benefit costs.
      SMG&A expenses increased in fiscal 2004 by $52 million, or 18%, from the levels recorded in fiscal 2003. This increase was primarily the result of increased salary and employee benefit expenses, increased employee bonus expenses, increased commission payments as a result of the 29% year-to-year increase in net sales and, to a lesser extent, increased legal costs associated with patent and intellectual property activity and other expense increases associated with selling and marketing activities.

Special Charges — Fiscal 2005
      Closure of Wafer Fabrication Facility — During the fourth quarter of fiscal 2005, we recorded a special charge of $20 million as a result of a decision to close our California wafer fabrication operations and transfer production to facilities located in Massachusetts and Ireland, as well as to third-party wafer fabricators. The charge was for severance and fringe benefit costs that were recorded pursuant to our ongoing benefit plan for 339 manufacturing employees and 28 general and administrative employees. As of October 29, 2005, the employment of none of these employees had been terminated. In addition to the charge recorded in the fourth quarter of fiscal 2005, we expect to incur additional expenses related to this action during fiscal 2006. These additional charges will consist of approximately $22 million of non-cash cost of sales expense for additional depreciation due to the shortened useful lives of certain manufacturing equipment, approximately $2.4 million for stay-on bonuses and approximately $6 million for estimated lease termination and clean-up costs. The closure of these facilities is expected to be completed by the end of fiscal 2006 and is estimated to result in cost savings of approximately $44 million per year beginning in fiscal 2007. These savings are expected to be realized as follows: approximately $43 million in cost of sales, of which approximately $7 million relates to non-cash depreciation savings, and approximately $1 million in selling, marketing, general and administrative expense.
      Reorganization of Product Development and Support Programs — During the fourth quarter of fiscal 2005, we recorded a special charge of $11 million as a result of our decision to reorganize our product development and support programs with the goal of providing greater focus on our analog and DSP product programs. The charge was for severance and fringe benefit costs that were recorded pursuant to our ongoing benefit plan or statutory requirements at foreign locations for 60 manufacturing employees and 154 engineering and selling, marketing, general and administrative employees. As of October 29, 2005, the employment of 49 of these employees had been terminated. In addition to this charge in the fourth quarter of fiscal 2005, we expect to incur approximately $2 million of additional expenses related to this action during fiscal 2006. The additional expenses relate to facilities closure costs and estimated lease termination costs. Most of this action is expected to be completed by the end of the first quarter of fiscal 2006 and will be fully completed by the end of fiscal 2006. These organizational changes are expected to result in savings of approximately $19 million per year once fully completed by the end of fiscal 2006. These savings are expected to be realized as follows: approximately $9 million in research and development expense, approximately $6 million in selling, marketing, general and administrative expense and approximately $4 million in cost of sales.

Special Charges — Fiscal 2003
      Fiscal 2003 — Fourth Quarter Special Charge — During the fourth quarter of fiscal 2003, we recorded a special charge of $9.2 million as a result of a decision to close a small manufacturing facility in Belfast, Northern Ireland that supplied foundry substrate services for optical applications. The charge included $2.0 million of severance and fringe benefit costs for approximately 57 manufacturing employees and 14 engineering and administrative employees all of which had been paid by the end of the second quarter of fiscal 2004. The charge also included $6 million related to the write-down of property, plant and equipment to its fair value and $1.2 million related to the write-down of various other assets to their fair values. The closure was completed during the second quarter of fiscal 2004.
      Fiscal 2003 — Third Quarter Special Charge — During the third quarter of fiscal 2003, we recorded a special charge of $0.3 million. The charge included a $2.0 million write-down of equipment to fair value due to a decision to outsource the assembly of products in plastic packages, which had been done internally at our facility in the Philippines. This amount was the net book value of the assets used in plastic assembly, net of proceeds received from the sale in the third quarter of a portion of the assets. We also decided to abandon efforts to develop a particular expertise in optical communications that resulted in the write-down of $2.7 million of equipment to its fair value. During the quarter ended August 2, 2003, we determined that costs remaining to be paid for certain previous restructuring charges would be less than the amount originally recorded, and accordingly, we recorded a change in estimate reducing the restructuring accruals by $4.4 million.

Operating Income

	Fiscal Year

	2005	2004	2003

Operating income	$515,987	$699,323	$373,709
Operating income as a % of Net Sales	21.6%	26.6%	18.3%
      The decrease in operating income in fiscal 2005 as compared to fiscal 2004 was primarily a result of a 9% year-to-year decrease in net sales, a 110 basis point year-to-year decrease in gross margin combined with a $31 million special charge in fiscal year 2005 partially offset by operating expense decreases.
      The increase in operating income in fiscal 2004 as compared to fiscal 2003 was primarily a result of the 410 basis point year-to-year improvement in gross margin offset by operating expense increases that were limited to 14%, which was less than half the 29% increase in net sales for the year.

Nonoperating Income and Expense

	Fiscal Year

	2005	2004	2003

Interest expense	$27	$224	$32,230
Interest income	$(71,688)	$(36,047)	$(41,195)
Other (income)/expense, net	$(42)	$2,410	$838
      The year-to-year increase in interest income in fiscal 2005 as compared to fiscal 2004 was attributable to higher interest rates as a result of actions taken by the Federal Reserve Board, as well as higher average invested cash balances. The year-to-year decrease in interest income in fiscal 2004 as compared to fiscal 2003 was attributable to lower average invested cash balances in fiscal 2004 due to the note redemption in 2003. This was partially mitigated by our decision in fiscal 2004 to increase our holdings of longer term, high-credit quality bonds, which offer higher yields than shorter-term investments, and higher interest rates later in fiscal 2004 as a result of actions taken by the Federal Reserve Board.
      Fiscal 2003 included interest expense for our $1,200 million 4.75% Convertible Subordinated Notes that we redeemed on October 1, 2003.

Provision for Income Taxes

	Fiscal Year

	2005	2004	2003

Provision for Income Taxes	$172,903	$161,998	$83,555
Effective Income Tax Rate	29.4%	22.1%	21.9%
      On October 22, 2004, the American Jobs Creation Act of 2004, or the AJCA, was signed into law. The AJCA creates a temporary incentive for US multinational corporations to repatriate accumulated foreign income by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. During fiscal 2005, we repatriated $1,055 million of accumulated foreign earnings. Under current tax law, the earnings repatriated prior to October 29, 2005 were taxed at a reduced effective tax rate. As a result of this action, we recorded additional income tax expense of $49 million in fiscal 2005.
      We had originally established a deferred tax asset on our consolidated balance sheet with the expectation that the officers subject to the 162(m) limitation of the Internal Revenue Code would not withdraw their balances from the Analog Devices, Inc. Deferred Compensation Plan, or the Deferred Compensation Plan, while they were still subject to the 162(m) limitation, and we would receive a tax deduction at the time of withdrawal, generally upon their retirement. Due to recent changes in tax law that were enacted as part of the AJCA, the laws associated with distributions from deferred compensation plans have changed. As a result, three executive officers who are currently subject to the 162(m) limitation have either withdrawn, or have indicated their intention to withdraw, a portion of their balances from the Deferred Compensation Plan. We incurred additional income tax expense in fiscal 2005 of $7.2 million as a result of the write-off of deferred tax assets associated with balances accumulated in our Deferred Compensation Plan.

Net Income

	Fiscal Year

	2005	2004	2003

Net Income	$414,787	$570,738	$298,281
Net Income as a % of Net Sales	17.4%	21.7%	14.6%
Diluted EPS	$1.08	$1.45	$0.78
      Net income decreased by $156 million in fiscal 2005 as compared to fiscal 2004. This decrease was primarily the result of the year-to-year decrease in net sales, a $49 million tax charge related to the repatriation of foreign earnings and $31 million of special charges recorded in fiscal 2005. These decreases were partially offset by a $36 million increase in interest income.

      Net income increased by $272 million in fiscal 2004 as compared to fiscal 2003. The improvement in net income in fiscal 2004 compared to fiscal 2003 was primarily due to the year-to-year increase in net sales, and, to a lesser extent, the improvement in operating income as a percentage of net sales from 18.3% recorded in fiscal 2003 to 26.6% recorded in fiscal 2004.
      The impact of inflation and foreign currency exchange rate movement on our business during the past three fiscal years has not been significant.

Related Party Transaction
      One of our directors, who has been a director since 1988, became a director of Taiwan Semiconductor Manufacturing Company, or TSMC, in fiscal 2002. We purchased approximately $224 million, $337 million and $232 million of products from TSMC in fiscal years 2005, 2004 and 2003, respectively. We believe that the terms and prices for the purchases of these products are at terms no less favorable than those that could be obtained from unaffiliated parties. Approximately $27 million and $15 million were payable to TSMC as of October 29, 2005 and October 30, 2004, respectively. We anticipate that we will make significant purchases from TSMC in fiscal year 2006.
Liquidity and Capital Resources

	Fiscal Year

	2005	2004	2003

Net Cash Provided by Operations	$672,704	$778,045	$432,963
Net Cash Provided by Operations as a % of Net Sales	28.2%	29.5%	21.1%
      During fiscal 2005, net cash provided by operations decreased by $105 million from the amount recorded in the prior year primarily due to a decline in net income of $156 million. Cash and cash equivalents increased by $109 million during fiscal 2005. This increase was the result of $673 million of cash flow from operations, $89 million in proceeds from our various employee stock programs and $70 million of cash inflows from the net change in our short-term available-for-sale investments. These cash inflows were partially offset by the repurchase of $525 million of our common stock, the payment of $119 million of cash dividends and additions to property, plant and equipment of $85 million. Cash, cash equivalents and short-term investments increased by $21 million during fiscal 2005 to $2,706 million at October 29, 2005.
      During fiscal 2004, net cash provided by operations increased by $345 million from the amount recorded in the prior year primarily due to the year-to-year increase in net income of $272 million. During fiscal 2004, we received $124 million in proceeds from our various employee stock programs. These cash inflows were partially offset by the repurchase of $137 million of our common stock, additions to property, plant and equipment of $146 million and our payment of cash dividends of $75 million in fiscal 2004. Cash, cash equivalents and short-term investments increased by $568 million during fiscal 2004 to $2,685 million at October 30, 2004.

	Fiscal Year

	2005	2004

Accounts Receivable	$320,523	$330,183
Days Sales Outstanding	47	48
Inventory	$325,605	$348,407
Days Cost of Sales in Inventory	115	124
      Accounts receivable at the end of fiscal 2005 decreased by $10 million, or 2.9%, from the amount at the end of fiscal 2004. This decrease was the result of a lower amount of shipments in the last month of the fourth quarter of fiscal 2005 as compared to the last month of the fourth quarter of fiscal 2004.
      Inventories decreased by $23 million, or 6.5%, and days cost of sales in inventory declined by 9 days during fiscal 2005. This decrease was the result of our aggressive management of spending related to back end manufacturing and fabricated wafer purchases from external foundries and a modest adjustment of our internal capacity.
      Recent changes in tax law that were enacted as part of the AJCA, had the effect that distributions from the Deferred Compensation Plan after January 1, 2006 could be subject to more stringent tax laws. As a result, some participants have elected to withdraw, or indicated their intention to withdraw, a portion, or all, of their balance from the Deferred Compensation Plan prior to December 31, 2005. Accordingly, during the fourth quarter of fiscal 2005, $234 million of our non-current deferred compensation plan investments and the offsetting liability became current.
      Net additions to property, plant and equipment were $85 million in fiscal 2005, $146 million in fiscal 2004 and $68 million in fiscal 2003. Fiscal 2006 capital expenditures are expected to be approximately $126 million.
      During fiscal 2005, our Board of Directors declared cash dividends totaling $0.32 per outstanding share of common stock resulting in dividend payments of $119 million in fiscal 2005. The payment of future dividends, if any, will be based on several factors including our financial performance, outlook and liquidity. After the end of the fiscal year, on November 14, 2005, our Board of Directors declared a cash dividend of $0.12 per outstanding share of our common stock. The dividend is payable on December 14, 2005 to shareholders of record on November 25, 2005 and is expected to be approximately $44 million.
      On May 11, 2005, our Board of Directors authorized an increase in the aggregate dollar amount of common stock that may be repurchased under our share repurchase program previously adopted by our Board of Directors on August 11, 2004 from $500 million to $1 billion. We may repurchase outstanding shares of our common stock from time to time on the open market or in privately negotiated transactions. Management will determine the timing and amount of share repurchases. During fiscal 2004, we repurchased approximately $137 million of our common stock under this plan. During fiscal 2005, we repurchased approximately $525 million of our common stock under this plan. Our previous repurchase program announced on August 15, 2002 was terminated by resolution of our Board of Directors on August 11, 2004.
      The table below summarizes our significant contractual obligations as of October 29, 2005:

		Payment due by period

		Less than			More than
(thousands)	Total	1 Year	1-3 Years	4-5 Years	5 Years

Contractual obligations:
Operating leases[a]	$84,313	$30,019	$42,516	$11,371	$407
Deferred compensation plan[b]	277,317	234,376	1,992	992	39,957
Pension funding[c]	6,536	6,536	—	—	—

Total	$368,166	$270,931	$44,508	$12,363	$40,364

(a)	Certain of our operating lease obligations include escalation clauses. These escalating payment requirements are reflected in the table.

(b)	These payments relate to obligations under our Deferred Compensation Plan. The Deferred Compensation Plan allows certain members of management and other highly-compensated employees and non-employee directors to defer receipt of all or any portion of their compensation. Prior to January 1, 2005, participants could also defer gains on stock options and restricted stock granted before July 23, 1997. The payment obligations reflected in the table include the planned distributions from the Deferred Compensation Plan for the portion of the investments that participants have indicated their intention, prior to October 29, 2005, to have distributed from the Deferred Compensation Plan within a year. The amount in the “More than 5 Years” column of the table represents the remaining total balance under the Deferred Compensation Plan to be paid to participants who, prior to October 29, 2005, have not terminated employment or indicated their intention to withdraw their balances. Since we cannot reasonably estimate the timing of withdrawals for participants who have not yet terminated employment or indicated their intention to withdraw their balances, we have included the future obligation to these participants in the “More than 5 Years” column of the table.

(c)	Our funding policy for our foreign defined benefit plans is consistent with the local requirements of each country. The payment obligations in the table are estimates of our expected contributions to these plans for fiscal year 2006. The actual future payments may differ from the amounts presented in the table and reasonable estimates of payments beyond one year are not practical because of potential future changes in variables such as plan asset performance, interest rates and the rate of increase in compensation levels.

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
      At October 29, 2005, our principal source of liquidity was $2,706 million of cash, cash equivalents and short-term investments. We believe that our existing sources of liquidity and cash expected to be generated from future operations, together with anticipated available long-term financing, will be sufficient to fund operations, capital expenditures and research and development efforts for at least the next twelve months and thereafter for the foreseeable future.

Off-balance Sheet Financing
      As of October 29, 2005, we had no off-balance sheet financing arrangements.
Tentative Settlement of the SEC’s Previously Announced Stock Option Investigation
      In our Form 10-K filing dated November 30, 2004, we disclosed that the Securities and Exchange Commission (SEC) had initiated an inquiry into our stock option granting practices, focusing on options that were granted shortly before the issuance of favorable financial results. On November 15, 2005, we announced that a tentative settlement has been reached.
      Since receiving notice of this inquiry, we have been cooperating with the SEC and believe that the matter will be concluded in the near future. We and our President and CEO, Mr. Jerald G. Fishman, have made an offer of settlement to the Staff of the SEC, which is subject to agreement regarding the specific language of the SEC’s administrative order and other settlement documents. The SEC Staff has decided to recommend the offer of settlement to the Commission. A final settlement is subject to review and approval by the Commission.
      Our Board of Directors and Mr. Fishman, believe that it is in the best interests of our shareholders to settle this case on the proposed terms rather than face a protracted dispute with the SEC.
      The contemplated settlement addresses two separate issues. The first issue concerns our disclosure regarding grants of options to our employees and directors prior to the release of favorable financial results. Specifically, the issue relates to options granted to our employees (including officers) on November 30, 1999 and to employees (including officers) and directors on November 10, 2000. The SEC settlement would conclude that we should have made disclosures in our proxy filings to the effect that we priced these stock options prior to releasing favorable financial results.
      The second issue addressed by the tentative settlement concerns the grant dates for options granted to our employees (including officers) in 1998 and 1999, and the grant date for options granted to employees (including officers) and directors in 2001. Specifically, the settlement would conclude that the appropriate grant date for the September 4, 1998 options should have been September 8th (which is one trading day later than the date that was used to price the options); the appropriate grant date for the November 30, 1999 options should have been November 29th (which is one trading day earlier than the date that was used); and the appropriate grant date for the July 18, 2001 options should have been July 26th (which is five trading days after the original date).
      In connection with the contemplated settlement, we would consent to a cease-and-desist order under Section 10(b) of the Securities Exchange Act and Rule 10b-5 thereunder, would pay a civil money penalty of $3 million, and would reprice options granted to Mr. Fishman and other directors in certain years. Options granted to all other employees would be excluded from the repricing. Mr. Fishman would consent to a cease-and-desist order under Sections 17(a)(2) and (3) of the Securities Act, would pay a civil money penalty of $1 million, and would make a disgorgement payment with respect to options granted in certain years. With the exception of options granted in 1998, Mr. Fishman has not exercised or sold any of the options identified in this matter. We and Mr. Fishman would settle this matter without admitting or denying the Commission’s findings.
      We have determined that no restatement of our historical financial results would be necessary due to the proposed settlement, because the effects of using revised measurement dates for options granted in 1998, 1999 and 2001 are not material to any of the fiscal years 1998 through 2005, based on the materiality guidelines contained in SAB 99. If a stock-based compensation charge had been taken as a result of the revised measurement dates for these option grants to all employees (including officers) and directors, our net income for fiscal years 1998 through 2005 would have been reduced by $21.8 million in total. During this period, we earned cumulative net income of over $2.5 billion. There would be no impact on revenue, cash flow from operations, or shareholders’ equity as a result of using the revised measurement dates. The impact on net income in individual fiscal years would have been as follows: fiscal 1998 ($0.2 million), fiscal 1999 ($1.4 million), fiscal 2000 ($1.8 million), fiscal 2001 ($3.7 million), fiscal 2002 ($8.1 million), fiscal 2003 ($6.1 million), fiscal 2004 ($0.5 million).
Outlook
      We are planning for revenue in the first quarter of fiscal 2006 to be similar to the levels recorded in the fourth quarter of fiscal 2005. With the adoption of SFAS 123(R) in the first quarter of fiscal 2006, we estimate that stock-based compensation expense will have an impact on diluted earnings per share of approximately $0.04 in the first quarter of fiscal 2006. Including this stock-based compensation expense we expect diluted earnings per share to be approximately $0.31 for the first quarter of fiscal 2006.
New Accounting Pronouncements

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

Asset Retirements
      In March 2005, the FASB issued FASB Interpretation No. 47 (FIN 47), Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143. FIN 47 clarifies that the term

“conditional asset retirement obligation” as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We are currently analyzing FIN 47 and believe the adoption of FIN 47 will not have a material impact on our financial condition, results of operations or liquidity.

Nonmonetary Assets
      In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29, (SFAS 153). SFAS 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 in our fourth fiscal quarter of fiscal 2005 did not impact our financial condition, results of operations, or liquidity.

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
      SFAS 123(R) permits public companies to adopt its requirements using one of two methods. The “modified prospective” method recognizes compensation cost beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. The “modified retrospective” method includes the requirements of the modified prospective method described above, but also permits entities to restate their historical financial statements based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) for all prior periods presented or (b) for prior interim periods of the year of adoption.
      As permitted by SFAS 123, we currently account for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R) will have a significant impact on our results of operations, although it will have no impact on our overall financial position. SFAS 123(R) is required to be adopted effective at the beginning of the first quarter of fiscal 2006. We adopted SFAS 123(R) in fiscal year 2006 on October 30, 2005 using the modified prospective method. We estimate that expense related to share-based payments to employees will have an impact on diluted earnings per share of approximately $0.04 in the first quarter of fiscal 2006.
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

Long-Lived Assets
      We review property, plant, and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of assets may not be recoverable. Recoverability of these assets is measured by comparison of their carrying value to future undiscounted cash flows the assets are expected to generate over their remaining economic lives. If such assets are considered to be impaired, the impairment to be recognized in earnings equals the amount by which the carrying value of the assets exceeds their fair market value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. Although we have recognized no material impairment adjustments related to our property, plant, and equipment during the past three fiscal years, except those made in conjunction with restructuring actions, deterioration in our business in the future could lead to such impairment adjustments in future periods. Evaluation of impairment of long-lived assets requires estimates of future operating results that are used in the preparation of the expected future undiscounted cash flows. Actual future operating results and the remaining economic lives of our long-lived assets could differ from the estimates used in assessing the recoverability of these assets. These differences could result in impairment charges, which could have a material adverse impact on our results of operations. In addition, in certain instances, assets may not be impaired but their estimated useful lives may have decreased. In these situations, we amortize the remaining net book values over the revised useful lives.

Goodwill
      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, or SFAS 142, Goodwill and Other Intangible Assets. As required by SFAS 142, goodwill is subject to annual impairment tests, or earlier if indicators of potential impairment exist and suggest that the carrying value of goodwill may not be recoverable from estimated discounted future cash flows. Because we have one reporting segment under SFAS 142, we utilize the entity-wide approach to assess goodwill for impairment and compare our market value to our net book value to determine if an impairment exists. These impairment tests may result in impairment losses that could have a material adverse impact on our results of operations.

Accounting for Income Taxes
      We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, or SFAS 109, Accounting for Income Taxes, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We evaluate the realizability of our deferred tax assets quarterly. At October 29, 2005, we had gross deferred tax assets of $142 million primarily resulting from temporary differences between the book and tax bases of assets and liabilities. We have conducted an assessment of the likelihood of realization of those deferred tax assets and concluded that a $42 million valuation allowance is needed to reserve the amount of the deferred tax assets that may not be realized due to the expiration of state credit carryovers. In reaching our conclusion, we evaluated certain relevant criteria including the existence of deferred tax liabilities that can be used to absorb deferred tax assets, the taxable income in prior carryback years that can be used to absorb net operating losses and taxable income in future years. Our judgments regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors. These changes, if any, may require material adjustments to these deferred tax assets, resulting in a reduction in net income or an increase in net loss in the period when such determinations are made.
      In addition, we have provided for potential liabilities due in various jurisdictions. Judgment is required in determining our worldwide income tax expense provision. In the ordinary course of global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of cost reimbursement and royalty arrangements among related entities. Although we believe our estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different than that which is reflected in our historical income tax provisions and accruals. Such differences could have a material impact on our income tax provision and operating results in the period in which such determination is made.

Contingencies
      From time to time, we receive notices that our products or manufacturing processes may be infringing the patent or intellectual property rights of others. We periodically assess each matter to determine if a contingent liability should be recorded in accordance with Statement of Financial Accounting Standards No. 5, or SFAS 5, Accounting for Contingencies. In making this determination, we may, depending on the nature of the matter, consult with internal and external legal counsel and technical experts. Based on the information we obtain, combined with our judgment regarding all the facts and circumstances of each matter, we determine whether it is probable that a contingent loss may be incurred and whether the amount of such loss can be reasonably estimated. Should a loss be probable and reasonably estimable, we record a contingent loss in accordance with SFAS 5. In determining the amount of a contingent loss, we consider advice received from experts in the specific matter, current status of legal proceedings, settlement negotiations that may be ongoing, prior case history and other factors. Should the judgments and estimates made by us be incorrect, we may need to record additional contingent losses that could materially adversely impact our results of operations.

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
      We, and many companies in the semiconductor industry, rely on internal manufacturing capacity located in California as well as wafer fabrication foundries in Taiwan and other sub-contractors in geologically unstable locations around the world. This reliance involves risks associated with the impact of earthquakes on us and the semiconductor industry, including temporary loss of capacity, availability and cost of key raw materials and equipment and availability of key services including transport. Any prolonged inability to utilize one of our manufacturing facilities, or those of our subcontractors or third-party wafer-fabrication foundries, as a result of fire, natural disaster, unavailability of electric power or otherwise, would have a material adverse effect on our results of operations and financial condition.

We are exposed to economic, political and other risks through our significant worldwide operations.
      During fiscal year 2005, approximately 75% of our revenues were derived from customers in international markets. Although we engage in hedging transactions to reduce our exposure to currency exchange rate fluctuations, there can be no assurance that our competitive position will not be adversely affected by changes in the exchange rate of the United States dollar against other currencies. Potential interest rate increases, particularly in the United States and China, as well as high energy costs could have an adverse impact on industrial and consumer spending patterns and could adversely impact demand for our products. We have manufacturing facilities outside the United States in Ireland and the Philippines. In addition to being exposed to the ongoing economic cycles in the semiconductor industry, we are also subject to the economic and political risks inherent in international operations and their impact on the United States economy in general, including the risks associated with ongoing uncertainties and political and economic instability in many countries around the world as well as the economic disruption from acts of terrorism, and the response to them by the United States and its allies. These risks include air transportation disruptions, expropriation, currency controls, currency exchange rate movement, and additional costs related to tax, tariff and freight rate increases.
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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Exposure
      Our annual interest income would change by approximately $16 million in fiscal 2005 and $19 million in fiscal 2004 for each 100 basis point increase or decrease in interest rates. The fair values of our investment portfolio at October 29, 2005 and October 30, 2004 would change by approximately $14 million and $24 million, respectively, for each 100 basis point increase or decrease in rates.

Foreign Currency Exposure
      As more fully described in Note 2 (i) in the Notes to our Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K, we regularly hedge our non-U.S. dollar-based exposures by entering into forward exchange contracts. The terms of these contracts are for periods matching the duration of the underlying exposure and generally range from one month to six months. The short-term nature of these contracts has resulted in these instruments having insignificant fair values at October 29, 2005 and October 30, 2004. Currently, our largest foreign currency exposure is against the Euro, primarily because our European operations have a higher proportion of our local currency denominated expenses. Relative to foreign currency exposures existing at October 29, 2005 and October 30, 2004, a 10% unfavorable movement in foreign currency exchange rates would not expose us to significant losses in earnings or cash flows or significantly diminish the fair value of our foreign currency financial instruments, primarily due to the short lives of the affected financial instruments that effectively hedge substantially all of our year-end exposures against fluctuations in foreign currency exchange rates. The calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, such changes typically affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency selling prices.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ANALOG DEVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years ended October 29, 2005, October 30, 2004 and November 1, 2003

	2005	2004	2003
(thousands, except per share amounts)
Revenue
Net sales	$2,388,808	$2,633,800	$2,047,268
Costs and Expenses
Cost of sales	1,005,968	1,079,999	923,160

Gross margin	1,382,840	1,553,801	1,124,108
Operating expenses:
Research and development	497,097	514,442	452,856
Selling, marketing, general and administrative	338,276	340,036	288,009
Special charges	31,480	—	9,534

	866,853	854,478	750,399
Operating income	515,987	699,323	373,709
Nonoperating (income) expenses:
Interest expense	27	224	32,230
Interest income	(71,688)	(36,047)	(41,195)
Other, net	(42)	2,410	838

	(71,703)	(33,413)	(8,127)

Earnings
Income before income taxes	587,690	732,736	381,836
Provision for income taxes:
Payable currently	158,299	135,067	81,398
Deferred	14,604	26,931	2,157

	172,903	161,998	83,555

Net income	$414,787	$570,738	$298,281

Shares used to compute earnings per share — Basic	371,791	375,031	365,485

Shares used to compute earnings per share — Diluted	383,474	392,854	382,227

Earnings per share — Basic	$1.12	$1.52	$0.82

Earnings per share — Diluted	$1.08	$1.45	$0.78

Dividends declared per share	$0.32	$0.20	$—

See accompanying Notes.

ANALOG DEVICES, INC.
CONSOLIDATED BALANCE SHEETS
October 29, 2005 and October 30, 2004

	2005	2004
(thousands, except share and per share amounts)
ASSETS
Current Assets
Cash and cash equivalents	$627,591	$518,940
Short-term investments	2,078,351	2,166,030
Accounts receivable less allowances of $3,439 ($4,968 in 2004)	320,523	330,183
Inventories	325,605	348,407
Deferred tax assets	86,430	70,343
Deferred compensation plan investments	234,376	5,388
Prepaid expenses and other current assets	59,580	56,654

Total current assets	3,732,456	3,495,945

Property, Plant and Equipment, at Cost
Land and buildings	345,103	319,128
Machinery and equipment	1,323,397	1,300,185
Office equipment	83,969	89,205
Leasehold improvements	108,345	106,826

	1,860,814	1,815,344
Less accumulated depreciation and amortization	1,260,908	1,147,565

Net property, plant and equipment	599,906	667,779

Other Assets
Deferred compensation plan investments	42,941	313,163
Other investments	2,424	3,854
Goodwill	163,373	163,373
Intangible assets, net	4,203	6,009
Deferred tax assets	13,328	41,242
Other assets	24,580	31,906

Total other assets	250,849	559,547

	$4,583,211	$4,723,271

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$128,317	$126,845
Deferred income on shipments to distributors	121,802	157,951
Income taxes payable	172,277	157,511
Deferred compensation plan liability	234,376	5,388
Accrued liabilities	162,151	127,883

Total current liabilities	818,923	575,578

Noncurrent Liabilities
Deferred income taxes	1,735	10,716
Deferred compensation plan liability	44,657	316,916
Other noncurrent liabilities	26,395	20,489

Total noncurrent liabilities	72,787	348,121

Commitments and contingencies (Note 11)
Shareholders’ Equity
Preferred stock, $1.00 par value, 471,934 shares authorized, none outstanding	—	—
Common stock, $0.16 2/3 par value, 1,200,000,000 shares authorized, 366,831,612 shares issued and outstanding (375,840,444 on October 30, 2004)	61,139	62,641
Capital in excess of par value	380,206	759,551
Retained earnings	3,269,420	2,973,631
Accumulated other comprehensive (loss) income	(19,264)	3,749

Total shareholders’ equity	3,691,501	3,799,572

	$4,583,211	$4,723,271

See accompanying Notes.

ANALOG DEVICES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years ended October 29, 2005, October 30, 2004 and November 1, 2003

					Accumulated
	Common Stock		Capital in		Other
			Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Income(Loss)
(thousands)
BALANCE, NOVEMBER 2, 2002	363,187	$60,532	$661,773	$2,179,619	$(1,908)
Activity in Fiscal 2003
Net income — 2003				298,281
Issuance of stock under stock plans and other, net of repurchases	7,012	1,169	70,527
Compensation recognized under Restricted Stock Plan			395
Tax benefit-stock option exercises			6,137
Issuance of common stock in connection with acquisitions	37	6	1,150
Amortization of deferred stock-based compensation related to acquisitions			5,571
Other comprehensive income					4,874
Common stock repurchased	(2)		(52)

BALANCE, NOVEMBER 1, 2003	370,234	61,707	745,501	2,477,900	2,966

Activity in Fiscal 2004
Net income — 2004				570,738
Dividends declared and paid				(75,007)
Issuance of stock under stock plans and other, net of repurchases	9,433	1,572	123,684
Tax benefit-stock option exercises			20,279
Issuance of common stock in connection with acquisitions	37	6	955
Amortization of deferred stock-based compensation related to acquisitions			5,571
Other comprehensive income					783
Common stock repurchased	(3,864)	(644)	(136,439)

BALANCE, OCTOBER 30, 2004	375,840	62,641	759,551	2,973,631	3,749

Activity in Fiscal 2005
Net Income — 2005				414,787
Dividends declared and paid				(118,998)
Issuance of stock under stock plans and other, net of repurchases	5,606	934	89,701
Tax benefit-stock option exercises			50,374
Issuance of common stock in connection with acquisitions	10	1	541
Amortization of deferred stock-based compensation related to acquisitions			3,095
Other comprehensive loss					(23,013)
Common stock repurchased	(14,624)	(2,437)	(523,056)

BALANCE, OCTOBER 29, 2005	366,832	$61,139	$380,206	$3,269,420	$(19,264)

See accompanying Notes.

ANALOG DEVICES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended October 29, 2005, October 30, 2004 and November 1, 2003

	2005	2004	2003
(thousands)
Net income	$414,787	$570,738	$298,281
Foreign currency translation adjustment	(1,595)	1,328	3,047
Minimum pension liability adjustment (net of taxes of $1,324 in 2005, $585 in 2004 and $218 in 2003)	(2,461)	(1,085)	(404)
Net unrealized (losses) gains on securities:
Net unrealized holding losses (net of taxes of $6,239 in 2005 and $564 in 2004) on securities classified as short-term investments	(11,586)	(1,046)	—
Net unrealized holding (losses) gains (net of taxes of $500 in 2005, $652 in 2004 and $1,477 in 2003) on securities classified as other investments	(930)	1,210	2,743
Less: reclassification adjustment for losses included in Net Income	—	1,090	—

Net unrealized (losses) gains on securities	(12,516)	1,254	2,743

Derivative instruments designated as cash flow hedges:
Changes in fair value of derivatives	(4,718)	5,526	6,608
Less: reclassification into earnings	(1,723)	(6,240)	(7,120)

Net change in derivative instruments designated as cash flow hedges	(6,441)	(714)	(512)

Other comprehensive (loss) income	(23,013)	783	4,874

Comprehensive income	$391,774	$571,521	$303,155

See accompanying Notes.

ANALOG DEVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended October 29, 2005, October 30, 2004 and November 1, 2003

	2005	2004	2003
(thousands)
Operations
Cash flows from operations:
Net income	$414,787	$570,738	$298,281
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	153,181	149,920	165,659
Amortization of intangibles	2,383	2,710	2,624
Loss on sale of investments	—	1,676	—
Non-cash portion of special charges	—	—	11,845
Other non-cash expense	6,284	9,251	15,898
Tax benefit — stock option exercises	50,374	20,279	6,137
Deferred income taxes	14,604	26,931	2,157
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	5,298	(30,723)	(63,639)
Decrease (increase) in inventories	22,797	(58,637)	19,134
Increase in prepaid expenses and other current assets	(7,320)	(15,472)	(4,152)
Decrease (increase) in investments — trading	41,234	(14,543)	(26,413)
(Decrease) increase in accounts payable, deferred income and accrued liabilities	(5,529)	71,391	(23,159)
Increase in income taxes payable	15,003	27,590	3,111
(Decrease) increase in other liabilities	(40,392)	16,934	25,480

Total adjustments	257,917	207,307	134,682

Net cash provided by operations	672,704	778,045	432,963

Investments
Cash flows from investments:
Additions to property, plant and equipment, net	(85,457)	(146,245)	(67,735)
Purchases of short-term available-for-sale investments	(3,457,017)	(4,013,786)	(4,666,572)
Maturities of short-term available-for-sale investments	3,526,871	3,445,015	4,317,703
Proceeds from sale of investment	—	35,574	—
Proceeds from sale of fixed assets	—	—	1,500
Decrease (increase) in other assets	5,644	(10,449)	69,126

Net cash used by investments	(9,959)	(689,891)	(345,978)

Financing Activities
Cash flows from financing activities:
Payment of Convertible Subordinated Notes	—	—	(1,222,800)
Dividend payments to shareholders	(118,998)	(75,007)	—
Repurchase of common stock	(525,493)	(137,083)	(52)
Proceeds from employee stock plans	89,402	124,115	70,862
Payments on capital lease obligations	—	—	(4,178)
Net decrease in variable rate borrowings	—	—	(27,444)

Net cash used by financing activities	(555,089)	(87,975)	(1,183,612)

Effect of exchange rate changes on cash	995	887	748

Net increase (decrease) in cash and cash equivalents	108,651	1,066	(1,095,879)
Cash and cash equivalents at beginning of year	518,940	517,874	1,613,753

Cash and cash equivalents at end of year	$627,591	$518,940	$517,874

See accompanying Notes.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended October 29, 2005, October 30, 2004 and November 1, 2003
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

2.	Summary of Significant Accounting Policies

a. Principles of Consolidation
      The consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. Upon consolidation, all intercompany accounts and transactions are eliminated. The Company’s fiscal year ends on the 52-week or 53-week period ending on the Saturday closest to the last day in October. Fiscal years 2005, 2004 and 2003 were 52-week years.
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
      The Company classifies its investments in readily marketable debt and equity securities as “held-to-maturity,” “available-for-sale” or “trading” at the time of purchase. There were no transfers between investment classifications in any of the fiscal years presented. Held-to-maturity securities, which are carried at amortized cost, include only those securities the Company has the positive intent and ability to hold to maturity. Securities, such as bank time deposits, which by their nature are typically held to maturity, are classified as such. The Company’s other readily marketable investments are classified as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses, net of related tax, if any, reported in accumulated other comprehensive income, which is a separate component of shareholders’ equity. Realized gains and losses, as well as interest, and dividends on all securities, are included in earnings.
      The Company’s short-term investments are adjusted to fair value at the end of each quarter. These adjustments to fair value are recorded as an increase or decrease in accumulated other comprehensive income. No realized gains or losses were recorded during any of the fiscal years presented.

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
      Unrealized gains and losses on available-for-sale marketable securities were as follows:

	2005	2004	2003

Unrealized gains (net of tax of $186 in 2005 and $949 in 2004)	$346	$1,763	$—
Unrealized losses (net of tax of $6,989 in 2005 and $1,513 in 2004)	(12,978)	(2,809)	—

Net unrealized losses	$(12,632)	$(1,046)	$—

      Unrealized gains and losses in all fiscal years presented relate solely to US Government Treasury, agency and municipal bonds.
      There were no unrealized gains and losses on held-to-maturity investments in any of the fiscal years presented.
      There were no cash equivalents or short-term investments classified as trading at October 29, 2005 and October 30, 2004. All of the Company’s short-term investments were classified as available-for-sale. The components of the Company’s cash, cash equivalents and short-term investments as of October 29, 2005 and October 30, 2004 were as follows:

	2005	2004

Cash and cash equivalents:
Cash	$39,271	$50,084
Available-for-sale:
Institutional money market funds	417,238	230,131
Corporate obligations	31,223	74,815
Held-to-maturity:
Euro time deposits	139,859	163,910

Total cash and cash equivalents	$627,591	$518,940

Short-term investments:
Securities with one year or less to maturity:
Corporate obligations	$1,008,115	$1,000,305
U.S. Government Treasury, agency and municipal notes	369,046	125,000

Total maturities less than 1 year	1,377,161	1,125,305

Securities with greater than one year to maturity:
U.S. Government Treasury, agency and municipal bonds	701,190	1,040,725

Total maturities greater than 1 year	701,190	1,040,725

Total short-term investments	$2,078,351	$2,166,030

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

c. Supplemental Cash Flow Statement Information

	2005	2004	2003

Cash paid during the fiscal year for:
Income taxes	$93,185	$84,987	$72,378
Interest	$27	$224	$29,790
      The Company’s primary non-cash financing activities in fiscal 2005 and fiscal 2004 resulted from the amortization of unearned stock compensation expense associated with the Company’s 2001 acquisitions for which 1,462,066 shares of common stock were issued (valued at approximately $81.8 million) and unvested stock options with an intrinsic value of approximately $11.9 million were assumed. As a result, the Company recognized stock-based compensation expense of approximately $3.6 million in fiscal 2005 and $6.1 million in both fiscal 2004 and 2003. The Company’s primary non-cash financing activities in fiscal 2003 were the result of the restructuring of an interest rate swap in October 2002 (see Note 2i.). At the time of the restructuring of the swap, the fair value of the interest rate component of the debt was greater than the related carrying value. This difference was amortized over the remaining life of the swap as an adjustment to interest expense. As a result, the Company recognized $7.5 million of expense in fiscal year 2003.

d. Inventories
      Inventories are valued at the lower of cost (first-in, first-out method) or market. Inventories at October 29, 2005 and October 30, 2004 were as follows:

	2005	2004

Raw materials	$12,414	$11,281
Work in process	240,064	226,106
Finished goods	73,127	111,020

Total inventories	$325,605	$348,407

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

Buildings & Building Equipment	Up to 25 years
Machinery & Equipment	3-8 years
Office Equipment	3-8 years
      Total depreciation of property, plant and equipment was $153 million, $150 million and $166 million in fiscal 2005, 2004 and 2003, respectively. The Company did not capitalize interest in fiscal 2005, 2004 or 2003.
      The Company reviews property, plant, and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amount to the future undiscounted cash flows the assets are expected to generate over their remaining economic lives. If such assets are considered to be impaired, the impairment to be recognized in earnings equals the amount by which the carrying value of the assets exceeds their fair market value determined by either a quoted market price, if any, or a value determined by utilizing a

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
discounted cash flow technique. If such assets are not impaired, but their useful lives have decreased, the remaining net book value is amortized over the revised useful life.

f. Goodwill and Intangible Assets
      The Company annually evaluates goodwill for impairment as well as whenever events or changes in circumstances suggest that the carrying amount may not be recoverable from estimated discounted future cash flows. Because the Company has one reporting segment under Statement of Financial Accounting Standards No. 142 (SFAS 142), the Company utilizes the entity-wide approach for assessing goodwill for impairment and compares the Company’s market value to its net book value to determine if an impairment exists. No impairment of goodwill resulted from the Company’s evaluation of goodwill in any of the fiscal years presented.
      Intangible assets, which will continue to be amortized, consisted of the following:

	October 29, 2005		October 30, 2004

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Technology-based	$17,423	$13,567	$16,923	$11,387
Tradename	1,167	820	1,167	696
Other	6,147	6,147	6,147	6,145

Total	$24,737	$20,534	$24,237	$18,228

      Intangible assets’ lives range from two to ten years and are amortized on the straight-line basis over their useful lives. Amortization expense was $2.4 million, $2.7 million and $2.6 million in fiscal 2005, 2004 and 2003, respectively.
      The Company expects annual amortization expense for these intangible assets to be:

Fiscal Years	Amortization Expense

2006	1,562
2007	1,562
2008	938
2009	141

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

h. Translation of Foreign Currencies
      The functional currency for the Company’s foreign sales operations is the applicable local currency. Gains and losses resulting from translation of these foreign currencies into U.S. dollars are recorded in accumulated other comprehensive (loss) income. Transaction gains and losses and remeasurement of foreign currency denominated assets and liabilities are included in income currently, including those at the Company’s principal

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
foreign manufacturing operations where the functional currency is the U.S. dollar. Foreign currency transaction gains or losses included in other expenses, net, were not material in fiscal 2005, 2004 and 2003.

i. Derivative Instruments and Hedging Agreements
      The Company enters into forward foreign exchange contracts to offset certain operational and balance sheet exposures from the impact of changes in foreign currency exchange rates. Such exposures result from the portion of the Company’s operations, assets and liabilities that are denominated in currencies other than the U.S. dollar, primarily Japanese Yen, Euro, and British Pounds Sterling. These foreign exchange contracts are entered into to support product sales, purchases and financing transactions made in the normal course of business, and accordingly, are not speculative in nature. In accordance with SFAS 133, hedges related to anticipated transactions are designated and documented at the inception of the respective hedges as cash flow hedges and are evaluated for effectiveness monthly.
      The Company records all derivative financial instruments in the consolidated financial statements in accrued liabilities at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of the derivative financial instruments are either recognized periodically in earnings or in shareholders’ equity as a component of accumulated other comprehensive income (OCI) or loss depending on whether the derivative financial instrument qualifies for hedge accounting as defined by Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities. Changes in fair values of derivatives not qualifying for hedge accounting are reported in earnings as they occur.
      Foreign Exchange Exposure Management — The Company has significant international sales and purchase transactions in foreign currencies and has a policy of hedging forecasted and actual foreign currency risk with forward foreign exchange contracts. The Company’s forward foreign exchange contracts are denominated in Japanese Yen, British Pounds Sterling and the Euro and are for periods consistent with the terms of the underlying transactions, generally one year or less. Derivative instruments are employed to eliminate or minimize certain foreign currency exposures that can be confidently identified and quantified. In accordance with SFAS 133, hedges related to anticipated transactions are designated and documented at the inception of the respective hedges as cash flow hedges and are evaluated for effectiveness monthly. As the terms of the contract and the underlying transaction are matched at inception, forward contract effectiveness is calculated by comparing the change in fair value of the contract to the change in the forward value of the anticipated transaction, with the effective portion of the gain or loss on the derivative instrument reported as a component of OCI in shareholders’ equity and reclassified into earnings in the same period during which the hedged transaction affects earnings. Any residual change in fair value of the instruments, or ineffectiveness, is recognized immediately in other income/expense. No ineffectiveness was recognized in fiscal 2005, 2004 or 2003.
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
      Interest Rate Exposure Management — In the fourth quarter of fiscal 2003, the Company terminated a swap agreement that had the effect of swapping the 4.75% fixed rate of the Company’s Convertible Subordinated Notes (the “Notes”) into a LIBOR-based floating rate. The swap was terminated due to the Company’s decision to call for the redemption of its Notes (see Note 8). The terminated swap was originally entered into in January 2002 and hedged the benchmark interest rate of the $1,200 million Notes. The swap was a derivative instrument as defined by SFAS 133 and was designated as a fair value hedge at inception. As the critical terms of the interest rate swap and the underlying interest component of the Company’s Notes were matched at inception, effectiveness was calculated by comparing the change in the fair value of the

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
contract to the change in the fair value of the interest rate component, with the effective portion of the gain or loss on the derivative instrument reported in other income/expense. The Company evaluated this fair value hedge for effectiveness quarterly, and restructured certain terms in October 2002 to provide for an even more highly effective hedge relationship with the Notes. The restructuring resulted in an interest rate swap with terms more favorable to the Company, offset by a promise to pay a fixed amount over time to the counterparty regardless of when the swap was terminated. The restructuring, which had no impact on earnings, increased the interest rate swap asset by $27 million, with an offsetting debt liability of an equal amount. The fair value hedge was determined to be highly effective during each quarter, and a minor amount of ineffectiveness was recorded in other income/expense during fiscal year 2003.
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
Accumulated Derivative Gains or Losses
      The following table summarizes activity in accumulated other comprehensive (loss) income related to derivatives classified as cash flow hedges held by the Company during the period of November 2, 2003 through October 29, 2005:

	2005	2004

Balance at beginning of year	$2,095	$2,809
Changes in fair value of derivatives — (loss) gain	(4,718)	5,526
Reclassifications into earnings from other comprehensive income	(1,723)	(6,240)

Balance at end of year	$(4,346)	$2,095

      All of the accumulated (loss) gain will be reclassified into earnings over the next twelve months.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

j. Fair Values of Financial Instruments
      The following estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

	October 29, 2005		October 30, 2004

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Assets:
Cash and cash equivalents	$627,591	$627,591	$518,940	$518,940
Short-term investments	2,078,351	2,078,351	2,166,030	2,166,030
Deferred compensation investments	277,317	277,317	318,551	318,551
Other investments	2,424	2,424	3,854	3,854
Foreign Currency Instruments & Interest Rate Agreements:
Interest rate swap and cap agreements	303	303	854	854
Forward foreign currency exchange contracts	(1,443)	(1,443)	2,157	2,157
      The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:
      Cash, cash equivalents and short-term investments — These investments, except for those classified as held-to-maturity, which are carried at amortized cost, are adjusted to fair value based on quoted market values.
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
      Forward foreign currency exchange contracts — The estimated fair value of forward foreign currency exchange contracts, which includes derivatives that are accounted for as cash flow hedges and those that are not designated as cash flow hedges, is based on the estimated amount at which they could be settled based on forward market exchange rates.

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
      The Company maintains cash, cash equivalents and short-term investments and long-term investments with high credit quality financial institutions and monitors the amount of credit exposure to any one financial institution and issuer.
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

m. Concentration of Other Risks
      The semiconductor industry is characterized by rapid technological change, competitive pricing pressures and cyclical market patterns. The Company’s financial results are affected by a wide variety of factors, including general economic conditions worldwide, economic conditions specific to the semiconductor industry, the timely implementation of new manufacturing technologies, the ability to safeguard patents and intellectual property in a rapidly evolving market and reliance on assembly and test subcontractors, third-party wafer fabricators and independent distributors. In addition, the semiconductor market has historically been cyclical and subject to significant economic downturns at various times. The Company is exposed to the risk of obsolescence of its inventory depending on the mix of future business. Additionally, the Company utilizes third-party wafer fabricators as sole-source suppliers, primarily Taiwan Semiconductor Manufacturing Company. As a result, the Company may experience significant period-to-period fluctuations in future operating results due to the factors mentioned above or other factors.

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
      The Company generally offers a 12-month warranty for its products. The Company’s warranty policy provides for replacement of the defective product. Specific accruals are recorded for known product warranty issues. Product warranty expenses during fiscal 2005, 2004 and 2003 were not material.

o. Accumulated Other Comprehensive (Loss) Income
      Other comprehensive (loss) income includes certain transactions that have generally been reported in the consolidated statement of shareholders’ equity. Accumulated other comprehensive (loss) income is comprised of minimum pension liability adjustments, unrealized gains (losses) on available-for-sale securities, foreign currency translation adjustments and net gain or loss on derivative instruments designated as cash flow hedges.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of accumulated other comprehensive income at October 29, 2005 and October 30, 2004 consisted of the following:

	2005	2004

Minimum pension liability adjustments	$(6,067)	$(3,606)
Unrealized (losses) gains on available-for-sale securities	(12,427)	89
Foreign currency translation	3,576	5,171
Unrealized (losses) gains on derivative instruments	(4,346)	2,095

Total accumulated other comprehensive (loss) income	$(19,264)	$3,749

p. Advertising Expense
      Advertising costs are expensed as incurred. Advertising expense was $10.5 million in fiscal 2005, $11.9 million in fiscal 2004 and $12.1 million in fiscal 2003.

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

	2005	2004	2003

Basic:
Net income	$414,787	$570,738	$298,281

Weighted average shares outstanding	371,791	375,031	365,485

Earnings per share	$1.12	$1.52	$0.82

Diluted:
Net income	$414,787	$570,738	$298,281

Weighted average shares outstanding	371,791	375,031	365,485
Assumed exercise of common stock equivalents	11,683	17,823	16,742

Weighted average common and common equivalent shares	383,474	392,854	382,227

Earnings per share	$1.08	$1.45	$0.78

Weighted average anti-dilutive shares related to:
Outstanding stock options	46,452	14,058	35,487
Convertible debt	—	—	6,935

s. Stock-Based Compensation
      As permitted by Statement of Financial Accounting Standards (SFAS) 148 and SFAS 123, the Company applies the accounting provisions of Accounting Principle Board Opinion No. 25, Accounting for Stock Issues to Employees, and related interpretations with regard to the measurement of compensation cost for options granted under the Company’s equity compensation plans, consisting of the 2001 Broad-Based Stock Option Plan, the 1998 Stock Option Plan, the Restated 1994 Director Option Plan, the Restated 1988 Stock Option Plan, the 1992 Employee Stock Purchase Plan and the 1998 International Employee Stock Purchase Plan.
      On March 29, 2005 the SEC released Staff Accounting Bulletin No. 107 Share-Based Payment, (SAB 107), which interpreted SFAS 123(R). Based on this regulatory guidance the Company has reevaluated the methods and assumptions used to estimate the value of employee stock options granted in fiscal 2005. Management believes that implied volatility more accurately measures expected volatility due to the fact that it generally reflects the markets’ expectations of the future volatility of the underlying security. Options in the Company’s stock are traded on several exchanges. Management believes that using implied volatility will result in a more accurate estimate of the value of employee stock options. The Company uses a third-party specialist to calculate the implied volatility for the period that is commensurate with its expected term assumption. Because this term often exceeds the period for which there are exchange traded options in the Company’s stock, the specialist uses statistical techniques to derive the implied volatility. This calculation of implied volatility is based on the most recent five day period of trades of the Company’s exchange traded options as of the day of grant.
      On October 18, 2005, the Company accelerated the vesting of all unvested stock options granted after December 31, 2000 awarded to employees under its stock option plans that had exercise prices of $40.00 or greater. Options issued to corporate officers and directors were not accelerated. Unvested options to purchase approximately 18 million shares became exercisable as a result of the vesting acceleration.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In connection with the modification of the terms of these options to accelerate their vesting, approximately $134 million, net of tax, is included in the pro forma table below for the fiscal year ended October 29, 2005 representing the remaining unamortized value of the impacted, unvested options. Because the exercise price of all the modified options was greater than the market price of the Company’s underlying common stock on the date of their modification, no compensation expense was recorded in the statement of income in accordance with APB 25.
      The primary purpose for modifying the terms of these options to accelerate their vesting was to eliminate the need to recognize remaining unrecognized non-cash compensation expense in the Company’s statement of income associated with these options as measured under SFAS 123(R). The approximately $188 million ($134 million net of tax) of future expense associated with these options would have been disproportionately high compared to the economic value of the options as of the date of modification. SFAS 123(R) is required to be adopted by the Company effective the beginning of the first quarter of fiscal 2006 and will require that compensation expense associated with stock options be recognized in the statement of income, rather than being disclosed in a pro forma footnote to the Company’s consolidated financial statements.
      The fair value of the Company’s stock-based awards to employees was estimated using the following weighted average assumptions.

	Options			ESPP

	2005	2004	2003	2005	2004	2003

Expected life (years)	5.0	5.8	5.2	1.0	1.0	1.0
Expected stock price volatility	27.4%	69.2%	72.2%	29.5%	66.3%	66.3%
Risk-free interest rate	3.6%	3.5%	2.7%	3.3%	1.2%	2.3%
Dividend yield	0.68%	0.36%	0%	1.08%	0.42%	0%
      The following is a summary of weighted average grant date fair values generated by application of the Black-Scholes model:

	Weighted Average Grant Date
	Fair Value

	2005	2004	2003

Stock option plans	$10.85	$27.99	$20.18
ESPP	$9.52	$12.60	$13.91

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Had expense been recognized using the fair value method described in SFAS 123, using the Black-Scholes option-pricing model, the Company would have reported the following results of operations:

	2005	2004	2003

Net income, as reported	$414,787	$570,738	$298,281
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	3,796	5,653	5,746
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(305,350)	(213,266)	(222,562)

Pro forma net income	$113,233	$363,125	$81,465

Earnings per share:
Basic — as reported	$1.12	$1.52	$0.82

Basic — pro forma	$0.30	$0.97	$0.22

Diluted — as reported	$1.08	$1.45	$0.78

Diluted — pro forma	$0.29	$0.91	$0.22

      As disclosed in Note 11, on November 15, 2005 the Company announced that a tentative settlement of the SEC’s previously announced stock option investigation has been reached. The Company has determined that no restatement of its historical financial results would be necessary due to the proposed settlement, because the effects of using revised measurement dates for options granted in 1998, 1999 and 2001 are not material to any of the fiscal years 1998 through 2005, based on the materiality guidelines contained in SAB 99. Accordingly, the tables presented above have not been restated to reflect the effects of using the revised measurement dates.
      SFAS No. 123(R) clarifies the timing for recognizing compensation expense for awards subject to acceleration of vesting on retirement. This compensation expense must be recognized over the period from the date of grant to the date retirement eligibility is met if it is shorter than the vesting term. Upon adoption of SFAS 123(R) in the first quarter of fiscal 2006, the Company’s policy regarding the timing of option expense recognition for employees eligible for retirement will be changed to recognize compensation cost over the period through the date that the employee is no longer required to provide service to earn the award. Prior to the adoption of SFAS 123(R), the Company’s policy was to recognize these compensation costs over the vesting term. Had the Company applied these non-substantive vesting provisions required by SFAS 123(R), the impact on the pro forma net earnings presented above would have been immaterial for all fiscal years presented.

t. New Accounting Standards

Accounting Changes and Error Corrections
      In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS 154) which supersedes APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
generally applicable to reporting an accounting change retroactively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material impact on its consolidated results of operations and financial condition.

Asset Retirements
      In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143 (FIN 47). FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS 143, Accounting for Asset Retirement Obligations, and refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company is currently analyzing FIN 47 and believes the adoption of FIN 47 will not have a material impact on the Company’s financial condition, results of operations or liquidity.

Nonmonetary Assets
      In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29 (SFAS 153). SFAS 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 in our fourth fiscal quarter of fiscal 2005 did not impact the Company’s financial condition, results of operations or liquidity.

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

Stock-Based Compensation
      On December 16, 2004, the FASB issued SFAS 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123(R)). SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS 123(R) requires all share-based payments to employees, including grants of

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative.
      SFAS 123(R) permits public companies to adopt its requirements using one of two methods. A “modified prospective” method recognizes compensation cost beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. A “modified retrospective” method includes the requirements of the modified prospective method described above, but also permits entities to restate their historical financial statements based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) for all prior periods presented or (b) for prior interim periods of the year of adoption.
      As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R) will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. SFAS 123(R) is required to be adopted effective at the beginning of the first quarter of fiscal 2006. The Company adopted SFAS 123(R) in fiscal year 2006 on October 30, 2005 using the modified prospective application method. The Company estimates that expense related to share-based payments to employees will have an impact on diluted earnings per share of approximately $0.04 in the first quarter of fiscal 2006.

3.	Industry and Geographic Segment Information
      The Company operates and tracks its results in one reportable segment. The Company designs, develops, manufactures and markets a broad range of integrated circuits. The Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by SFAS 131, Disclosures about Segments of an Enterprise and Related Information.

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

	2005	2004	2003

Sales
United States	$598,518	$649,515	$523,075
Europe	546,970	513,625	428,578
Japan	454,471	508,941	373,753
China	260,397	378,688	219,019
Rest of Asia	528,452	583,031	502,843

Total sales	$2,388,808	$2,633,800	$2,047,268

Property, plant and equipment
Ireland	$209,807	$229,297
All other European Countries	2,993	3,491

Subtotal Europe	212,800	232,788

United States	268,676	302,873
Canada	638	840
Philippines	112,245	125,570
Japan	771	737
China and Rest of Asia	4,776	4,971

Total property, plant and equipment	$599,906	$667,779

4.	Special Charges

Fiscal 2005 Special Charges:

Closure of wafer fabrication facility:
Severance related costs	$20,315
Reorganization of product development and support programs:
Severance related costs	11,165

Total fiscal 2005 special charges	$31,480

Fiscal 2005 — Closure of Wafer Fabrication Facility
      During the fourth quarter of fiscal 2005, the Company recorded a special charge of $20 million as a result of a decision to close its California wafer fabrication operations and transfer production to facilities located in Massachusetts and Ireland, as well as to third-party wafer fabricators. The charge was for severance and fringe benefit costs that were recorded pursuant to the Company’s ongoing benefit plan for 339 manufacturing employees and 28 general and administrative employees. As of October 29, 2005, the employment of none of these employees had been terminated. In addition to the charge recorded in the fourth quarter of fiscal 2005, the Company expects to incur additional expenses related to this action during fiscal 2006. These additional charges will consist of approximately $22 million of non-cash cost of sales expenses for additional depreciation

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
due to shortened useful lives of certain manufacturing equipment, approximately $2.4 million for stay-on bonuses and approximately $6 million for estimated lease termination and clean-up costs. The closure of these facilities is expected to be completed by the end of fiscal 2006.

Fiscal 2005 — Reorganization of Product Development and Support Programs
      During the fourth quarter of fiscal 2005, the Company recorded a special charge of $11 million as a result of its decision to reorganize its product development and support programs with the goal of providing greater focus on its analog and DSP product programs. The charge was for severance and fringe benefit costs that were recorded pursuant to the Company’s ongoing benefit plan or statutory requirements at foreign locations for 60 manufacturing employees and 154 engineering and selling, manufacturing, general and administrative employees. As of October 29, 2005, the employment of 49 of these employees had been terminated. In addition to this charge in the fourth quarter of fiscal 2005, the Company expects to incur approximately $2 million of additional expenses related to this action during fiscal 2006. The additional expenses relate to facilities closure costs and estimated lease termination costs. Most of this action is expected to be complete by the end of the first quarter of fiscal 2006 and will be fully completed by the end of fiscal 2006.
     Fiscal 2003 Special Charges:

Fourth quarter special charge:
Severance related costs	$2,027
Abandonment of equipment	5,965
Other asset impairments	1,186
Other	15

Total	$9,193

Third quarter special charge:
Abandonment of equipment	$4,694
Change in estimates of previous special charges	(4,353)

Total	$341

Total fiscal 2003 special charges	$9,534

Fiscal 2003 — Fourth Quarter Special Charge
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

Fiscal 2003 — Third Quarter Special Charge
      During the third quarter of fiscal 2003, the Company recorded a special charge of $0.3 million. The charge included a $2.0 million write-down of equipment to fair value due to a decision to outsource the assembly of products in plastic packages, which had been done internally at the Company’s facility in the Philippines. This amount was the net book value of the assets used in plastic assembly, net of proceeds

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
received from the sale in the third quarter of a portion of the assets. The Company also decided to abandon efforts to develop a particular expertise in optical communications that resulted in the write-down of $2.7 million of equipment to its fair value. During the quarter ended August 2, 2003, the Company determined that costs remaining to be paid for certain previous restructuring charges would be less than the amount originally recorded and the Company recorded a change in estimate reducing the restructuring accruals by $4.4 million.
      A summary of the activity in accrued restructuring is as follows:

		Fiscal 2005
	Fiscal 2005	Reorganization of
	Closure of Wafer	Product	Accrual from
	Fabrication	Development and	Previous Special
Accrued Restructuring	Facility	Support Programs	Charges	Total

Balance at October 30, 2004			$134	$134

Special charges	$20,315	$11,165		31,480
Severance payments	—	(457)	(134)	(591)

Balance at October 29, 2005	$20,315	$10,708	$—	$31,023

5.	Deferred Compensation Plan Investments
      Deferred compensation plan investments are classified as trading and the components of the investments as of October 29, 2005 and October 30, 2004 were as follows:

	2005	2004

Corporate obligations	$249,329	$181,396
Money market funds	14,250	33,866
Mutual funds	13,738	23,129
U.S. Government agency	—	80,160

Total deferred compensation plan investments — short and long term	$277,317	$318,551

      The fair values of these investments are based on published market quotes on October 29, 2005 and October 30, 2004, respectively. Adjustments to fair value of, and income pertaining to, deferred compensation plan investments are recorded in operating expenses. Gross realized and unrealized gains and losses from trading securities were not material in fiscal 2005, fiscal 2004 and fiscal 2003.
      Investments are offset by a corresponding liability to the plan participants (see Note 9). These investments are specifically designated as available to the Company solely for the purpose of paying benefits under the Company’s deferred compensation plan. However, in the event the Company became insolvent, the investments would be available to all unsecured general creditors.

6.	Other Investments
      Other investments consist of equity securities and other long-term investments. Investments are stated at fair value, which is based on market quotes, interest rates or management estimates, as appropriate. Adjustments to fair value of investments classified as available-for-sale are recorded as an increase or decrease in accumulated other comprehensive (loss) income, unless the adjustment is considered an other-than-temporary impairment, in which case the adjustment is recorded as a charge in the statement of income.
      There were no realized gains or losses recorded in fiscal 2005 or fiscal 2003. Realized losses of $1.7 million were recorded in fiscal 2004.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Unrealized losses of $1.4 million ($0.9 million net of tax) were recorded in fiscal 2005, unrealized gains of $1.8 million ($1.2 million net of tax) were recorded in fiscal 2004 and unrealized gains of $4.2 million ($2.7 million net of tax) were recorded in fiscal 2003.
      Long-term investments classified as available-for-sale were approximately $2.4 million and $3.9 million at October 29, 2005 and October 30, 2004, respectively.

7.	Accrued Liabilities
      Accrued liabilities at October 29, 2005 and October 30, 2004 consisted of the following:

	2005	2004

Accrued compensation and benefits	$70,668	$77,565
Special charges	31,023	134
Other	60,460	50,184

Total accrued liabilities	$162,151	$127,883

8.	Debt and Credit Facilities
      The Company had no debt or short-term borrowings outstanding at October 29, 2005 and October 30, 2004.
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

9.	Deferred Compensation Plan Liability and Other Noncurrent Liabilities
      The deferred compensation plan liability relates to obligations due under the Analog Devices, Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan allows certain members of management and other highly-compensated employees and non-employee directors to defer receipt of all or any portion of their compensation. Prior to January 1, 2005, participants could also defer gains on stock options and restricted stock granted before July 23, 1997. The balance represents Deferred Compensation Plan participant accumulated deferrals, and earnings thereon, since the inception of the Deferred Compensation Plan, net of withdrawals. The total expense to the Company of the Deferred Compensation Plan was $9.9 million in fiscal 2005, $15.9 million in fiscal 2004 and $17.8 million in fiscal 2003. The Company’s liability under the Deferred Compensation Plan is an unsecured general obligation of the Company. Other noncurrent liabilities primarily relate to pension liabilities.

10.	Lease Commitments
      The Company leases certain of its facilities, equipment and software under various operating leases that expire at various dates through 2015. The lease agreements frequently include renewal and escalation clauses and require the Company to pay taxes, insurance and maintenance costs. Total rental expense under operating leases was approximately $45 million in fiscal 2005, $43 million in fiscal 2004, and $41 million in fiscal 2003.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following is a schedule of future minimum rental payments required under long-term operating leases at October 29, 2005:

Operating
Fiscal Years	Leases

2006	$30,019
2007	25,727
2008	16,789
2009	6,019
2010	5,352
Later Years	407

Total	$84,313

11.	Commitments and Contingencies

Tentative Settlement of the SEC’s Previously Announced Stock Option Investigation
      In the Company’s Form 10-K filing dated November 30, 2004, the Company disclosed that the Securities and Exchange Commission (SEC) had initiated an inquiry into its stock option granting practices, focusing on options that were granted shortly before the issuance of favorable financial results. On November 15, 2005, the Company announced that a tentative settlement has been reached.
      Since receiving notice of this inquiry, the Company has been cooperating with the SEC and believes that the matter will be concluded in the near future. The Company and its President and CEO, Mr. Jerald G. Fishman, have made an offer of settlement to the Staff of the SEC, which is subject to agreement regarding the specific language of the SEC’s administrative order and other settlement documents. The SEC Staff has decided to recommend the offer of settlement to the Commission. A final settlement is subject to review and approval by the Commission.
      The Company’s Board of Directors and Mr. Fishman believe that it is in the best interests of the Company’s shareholders to settle this case on the proposed terms rather than face a protracted dispute with the SEC.
      The contemplated settlement addresses two separate issues. The first issue concerns the Company’s disclosure regarding grants of options to employees and directors prior to the release of favorable financial results. Specifically, the issue relates to options granted to employees (including officers) of the Company on November 30, 1999 and to employees (including officers) and directors of the Company on November 10, 2000. The SEC settlement would conclude that the Company should have made disclosures in its proxy filings to the effect that the Company priced these stock options prior to releasing favorable financial results.
      The second issue addressed by the tentative settlement concerns the grant dates for options granted to employees (including officers) in 1998 and 1999, and the grant date for options granted to employees (including officers) and directors in 2001. Specifically, the settlement would conclude that the appropriate grant date for the September 4, 1998 options should have been September 8th (which is one trading day later than the date that was used to price the options); the appropriate grant date for the November 30, 1999 options should have been November 29th (which is one trading day earlier than the date that was used); and the appropriate grant date for the July 18, 2001 options should have been July 26th (which is five trading days after the original date).
      In connection with the contemplated settlement, the Company would consent to a cease-and-desist order under Section 10(b) of the Securities Exchange Act and Rule 10b-5 thereunder, would pay a civil money penalty of $3 million, and would reprice options granted to Mr. Fishman and other directors in certain years.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Options granted to all other employees would be excluded from the repricing. Mr. Fishman would consent to a cease-and-desist order under Sections 17(a)(2) and (3) of the Securities Act, would pay a civil money penalty of $1 million, and would make a disgorgement payment with respect to options granted in certain years. With the exception of options granted in 1998, Mr. Fishman has not exercised or sold any of the options identified in this matter. The Company and Mr. Fishman would settle this matter without admitting or denying the Commission’s findings.
      The Company has determined that no restatement of its historical financial results would be necessary due to the proposed settlement, because the effects of using revised measurement dates for options granted in 1998, 1999 and 2001 are not material to any of the fiscal years 1998 through 2005, based on the materiality guidelines contained in SAB 99. If a stock-based compensation charge had been taken as a result of the revised measurement dates for these option grants to all employees (including officers) and directors, the net income of the Company for fiscal years 1998 through 2005 would have been reduced by $21.8 million in total. During this period, the Company earned cumulative net income of over $2.5 billion. There would be no impact on revenue, cash flow from operations, or shareholders’ equity as a result of using the revised measurement dates. The impact on net income in individual fiscal years would have been as follows: fiscal 1998 ($0.2 million), fiscal 1999 ($1.4 million), fiscal 2000 ($1.8 million), fiscal 2001 ($3.7 million), fiscal 2002 ($8.1 million), fiscal 2003 ($6.1 million), fiscal 2004 ($0.5 million).

Other Commitments and Contingencies
      On June 14, 2005, Biax Corporation filed its first amended complaint for patent infringement in the United States District Court for the Eastern District of Texas against the Company and Intel Corporation, alleging that the Company infringed three patents owned by Biax relating to parallel processors. On November 7, 2005, Biax filed a second amended complaint alleging that the Company infringed two additional patents. Prior to the filing of the first amended complaint, the Company was unaware of Biax or this action. The first amended complaint seeks injunctive relief, unspecified damages with interest, as well as Biax’s costs, expenses and fees. On August 3, 2005, the Company filed an answer and counterclaimed against Biax. In the counterclaim, the Company seeks rulings that the patents are not infringed, the patents are invalid and the patents are unenforceable. The case has not yet entered the discovery phase. The Company intends to vigorously defend against these allegations. The Company is unable at this time to predict the outcome of this litigation.
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

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
patents, trademarks, personal injury, environmental matters, product liability, insurance coverage and personnel and employment disputes. As to such claims and litigation the Company can give no assurance that it will prevail.
      The Company does not believe that any of the matters above will have a material adverse effect on the Company’s consolidated results of operations or financial position, although an adverse outcome of any of these matters is possible and could have a material adverse effect on the Company’s consolidated results of operations or cash flows in the quarter or annual period in which one or more of these matters are resolved.

12.	Shareholders’ Equity

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
      In fiscal 1998, the shareholders approved the 1998 Stock Option Plan (1998 Plan), which provides for the issuance of nonstatutory and incentive stock options to purchase up to 30 million shares of common stock. In March 2000, the shareholders approved an amendment to the 1998 Plan to increase the shares reserved for issuance by an additional 34 million shares. Officers, employees, directors, consultants and advisors of the Company and its subsidiaries are eligible to be granted options under this plan at a price not less than 100% (110% in the case of incentive stock options granted to 10% or greater shareholders) of the fair market value of the common stock on the date the option is granted. The Company’s 1988 Stock Option Plan (1988 Plan) was terminated upon adoption of the 1998 Plan; however, options to purchase common stock remain outstanding under the 1988 Plan.
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
      The Board of Directors authorized that from and after March 14, 2000, all options granted to non-employee directors will be granted under the 1998 Plan, under which each non-employee director is granted annually a non-statutory stock option to purchase shares of common stock at an exercise price equal to the fair market value on the date of grant. The options granted to directors under the 1998 Plan are exercisable on a cumulative basis in annual installments of 33 1/3% on each of the first, second and third anniversaries of the date of grant. The Company’s 1994 Director Option Plan, which was restated in 1998, was terminated effective March 14, 2000; however, options to purchase shares of common stock remain outstanding under the 1994 Director Option Plan.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Information with respect to activity under the stock option plans is set forth below:

		Options Outstanding
	Shares
	Available		Weighted Average
Stock Option Activity	for Grant	Number	Price Per Share

Balance, November 2, 2002	44,005	85,851	$25.41

Shares canceled upon termination of expired stock plans	(83)	—	—
Options granted	(1,422)	1,422	33.10
Options exercised	—	(6,617)	8.87
Options canceled	2,092	(2,092)	36.06

Balance, November 1, 2003	44,592	78,564	26.66

Options granted	(12,888)	12,888	45.38
Options exercised	—	(9,031)	12.44
Options canceled	2,145	(2,145)	34.54

Balance, October 30, 2004	33,849	80,276	31.00

Options granted	(12,904)	12,904	37.60
Options exercised	—	(5,179)	14.88
Options canceled	2,512	(2,512)	38.57

Balance, October 29, 2005	23,457	85,489	$32.75

      The following table summarizes information about options outstanding at October 29, 2005:

	Outstanding Options			Options Exercisable

		Weighted Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
	Outstanding	Contractual	Exercise	Exercisable	Exercise
Range of Exercise Price	At 10/29/05	Life (Years)	Price	at 10/29/05	Price

$ 3.74-$ 9.93	11,079	2.1	$7.12	11,075	$7.12
$ 9.94-$19.85	446	2.8	13.62	442	13.56
$19.86-$29.78	22,381	5.6	24.12	15,907	25.66
$29.79-$59.55	51,107	7.1	41.87	34,019	43.07
$59.56-$99.25	476	4.5	73.80	409	75.85

$ 3.74-$99.25	85,489	6.0	$32.75	61,852	$32.16

      Options exercisable at October 30, 2004 and November 1, 2003 were 32,688,000 and 29,097,000, respectively.
      The Company has an employee stock purchase plan (ESPP) that allows eligible employees to purchase, through payroll deductions, shares of the Company’s common stock at 85% of the fair market value at specified dates. Employees purchased a total of 399,073 shares of common stock under this plan in fiscal 2005 (411,355 shares and 414,382 shares in fiscal 2004 and fiscal 2003, respectively) for a total purchase price of $12.6 million ($13.1 million and $12.9 million in fiscal 2004 and fiscal 2003, respectively). At October 29, 2005, a total of 1,329,198 common shares remained available for issuance under the ESPP.
      Under the 1991 Restricted Stock Plan, which expired in December 2000, a maximum of 5,400,000 shares of common stock were authorized for awards by the Company to key employees for nominal consideration. Shares awarded under the plan were restricted as to transfer, usually for a period of five years and, under certain conditions, were subject to repurchase by the Company at the original purchase price per share. During

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
fiscal 2005 and fiscal 2004, there was no compensation expense recorded in connection with grants made under this plan. During fiscal 2003, $0.4 million of compensation expense was recorded in connection with grants made under this plan. As of October 29, 2005, there were no common shares that remained subject to forfeiture under the 1991 Restricted Stock Plan.
      As of October 29, 2005, a total of 110,275,905 common shares were reserved for issuance under the Company’s stock plans.

Common Stock Repurchase
      In August 2004, the Company’s Board of Directors approved the repurchase of up to $500 million of the Company’s common stock. On May 11, 2005, the Company’s Board of Directors amended the stock repurchase program by increasing the total amount of the Company’s common stock the Company can repurchase from $500 million to $1 billion of common stock. Under the repurchase program, the Company may repurchase outstanding shares of its common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of the Company’s Board of Directors, the repurchase program will expire when the Company has repurchased all shares authorized for repurchase under the repurchase program. As of October 29, 2005, the Company had repurchased 18,488,456 shares of its common stock under this plan for approximately $663 million at an average purchase price of $35.86 per share.

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

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The Company and its subsidiaries have various savings and retirement plans covering substantially all employees. The Company maintains a defined contribution plan for the benefit of its eligible United States employees. This plan provides for Company contributions of up to 5% of each participant’s total eligible compensation. In addition, the Company contributes an amount equal to each participant’s pre-tax contribution, if any, up to a maximum of 3% of each participant’s total eligible compensation. The total expense related to the defined contribution plan was $22.8 million in fiscal 2005, $22.1 million in fiscal 2004 and $21.6 million in fiscal 2003. The Company also has various defined benefit pension and other retirement plans for certain non-U.S. employees that are consistent with local statutory requirements and practices. The total expense related to the various defined benefit pension and other retirement plans for certain non-U.S. employees was $12.8 million in fiscal 2005, $10.2 million in fiscal 2004 and $8.9 million in fiscal 2003.

Non-U.S. Plan Disclosures
      The Company’s funding policy for its foreign defined benefit pension plans is consistent with the local requirements of each country. The plans’ assets consist primarily of U.S. and non-U.S. equity securities, bonds, property and cash. The benefit obligations and related assets under these plans have been measured at September 30, 2005 and September 30, 2004.
      Net annual periodic pension cost of non-U.S. plans is presented in the following table:

	2005	2004	2003

Service cost	$8,231	$7,108	$5,794
Interest cost	6,521	5,690	4,680
Expected return on plan assets	(7,307)	(6,518)	(5,833)
Amortization of prior service cost	185	178	161
Amortization of transitional asset	69	(37)	(114)
Recognized actuarial loss	648	350	362

Net periodic pension cost	$8,347	$6,771	$5,050

Settlement impact	$—	$194	$—
Special termination benefits	$—	$633	$—
      The special termination benefits recognized in fiscal 2004 relate to certain early retirement benefits provided in Ireland.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Obligation and asset data of the plans at each fiscal year end is presented in the following table:

	2005	2004

Change in Benefit Obligation
Benefit obligation at beginning of year	$132,092	$105,122
Service cost	8,231	7,108
Interest cost	6,521	5,690
Settlement	—	(500)
Special termination benefits	—	633
Participant contributions	2,299	2,132
Premiums Paid	(238)	—
Actuarial loss	25,231	4,726
Benefits paid	(3,460)	(2,287)
Exchange rate adjustment	(7,446)	9,468

Benefit obligation at end of year	$163,230	$132,092

Change in Plan Assets
Fair value of plan assets at beginning of year	$89,277	$71,871
Actual return on plan assets	18,268	6,141
Employer contributions	6,723	5,477
Participant contributions	2,299	2,132
Settlements	—	(500)
Premiums Paid	(238)	—
Benefits paid	(3,460)	(2,287)
Exchange rate adjustment	(4,778)	6,443

Fair value of plan assets at end of year	$108,091	$89,277

Reconciliation of Funded Status
Funded status	$(55,139)	$(42,815)
Contribution between September 30 and fiscal year end	726	780
Unrecognized transition obligation	26	81
Unrecognized actuarial loss	41,153	29,480
Unrecognized prior service cost	137	329

Net amount recognized	$(13,097)	$(12,145)

Amounts Recognized in the Balance Sheet Consist of
Accrued benefit liability	$(22,580)	$(17,963)
Intangible asset	149	269
Accumulated other comprehensive income	9,334	5,549

Net amount recognized	$(13,097)	$(12,145)

Other comprehensive income attributable to change in additional minimum liability recognition	$3,785	$1,670
      The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for non-U.S. pension plans with accumulated benefit obligation in excess of plan assets were $45.7 million,

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$38.4 million, and $16.6 million respectively, at September 30, 2005 and $34.2 million, $28.8 million and $12.8 million, respectively, at September 30, 2004.
      The range of assumptions used for the non-U.S. defined benefit plans reflects the different economic environments within the various countries. The projected benefit obligation was determined using the following weighted average assumptions:

	2005	2004

Discount rate	4.36%	4.98%
Rate of increase in compensation levels	3.61%	3.57%
Expected long-term return on plan assets	6.32%	7.34%
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
      Expected fiscal 2006 Company contributions and estimated future benefit payments are as follows:

Expected Company Contributions
2006	$6,536
Expected Benefit Payments
2006	$1,560
2007	$1,401
2008	$2,599
2009	$2,819
2010	$2,329
2011-2015	$28,164
      The Company’s year-end pension plan weighted average asset allocations by category were:

	2005	Strategic Target

Equities	65.46%	67.10%
Bonds	28.21%	28.92%
Property	5.56%	3.98%
Other	0.77%	—

Total	100.00%	100.00%
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

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company establishes strategic asset allocation percentage targets and appropriate benchmarks for each significant asset class to obtain a prudent balance between return and risk. The interaction between plan assets and benefit obligations is periodically studied by the Company and its actuaries to assist in the establishment of strategic asset allocation targets.

14.	Income Taxes
      The reconciliation of income tax computed at the U.S. federal statutory rates to income tax expense is as follows:

	2005	2004	2003

U.S. federal statutory tax rate	35.0%	35.0%	35.0%
Income tax provision reconciliation:
Tax at statutory rate	$205,692	$256,458	$133,642
Irish income subject to lower tax rate	(79,131)	(88,733)	(46,169)
Repatriation of foreign earnings	48,688	—	—
Deferred compensation plan	7,150	—	—
State income taxes, net of federal benefit	437	1,424	365
Research and development tax credits	(10,982)	(8,600)	(7,000)
Amortization of goodwill/intangibles	988	1,361	1,169
Net foreign tax in excess of U.S. federal statutory tax rate	—	72	1,185
Other, net	61	16	363

Total income tax provision	$172,903	$161,998	$83,555

      For financial reporting purposes, income before income taxes includes the following components:

	2005	2004	2003

Pretax income:
Domestic	$96,745	$184,485	$9,679
Foreign	490,945	548,251	372,157

Total income before income taxes	$587,690	$732,736	$381,836

      The components of the provision for income taxes are as follows:

	2005	2004	2003

Current:
Federal	$85,760	$51,934	$28,136
Foreign	69,912	80,942	52,700
State	2,627	2,191	562

Total current	$158,299	$135,067	$81,398

Deferred (prepaid):
Federal	$14,480	$29,981	$1,922
Foreign	124	(3,050)	235

Total deferred	$14,604	$26,931	$2,157

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On October 22, 2004, the U.S. enacted the American Jobs Creation Act of 2004 (“AJCA”). The AJCA created a temporary incentive for U.S. multinational corporations to repatriate accumulated foreign income by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The Company decided to repatriate $1,055 million in extraordinary dividends, as defined by the AJCA, during the fourth quarter of fiscal 2005 and accordingly has recorded a tax liability of $48.7 million at October 29, 2005.
      The Company continues to intend to reinvest certain of its foreign earnings indefinitely. Accordingly, no US income taxes have been provided for approximately $992 million of unremitted earnings of international subsidiaries. As of October 29, 2005, the amount of unrecognized deferred tax liability on these earnings was $180 million.
      The significant components of the Company’s deferred tax assets and liabilities for the fiscal years ended October 29, 2005 and October 30, 2004 are as follows:

	2005	2004

Deferred tax assets:
Inventory reserves	$32,315	$29,087
Deferred income on shipments to distributors	19,124	24,407
Reserves for compensation and benefits	32,495	51,013
Tax credit carryovers	42,196	32,838
SFAS 115 mark-to-market adjustment	10,265	538
Other	5,559	6,540

Total gross deferred tax assets	141,954	144,423
Valuation allowance	(42,196)	(32,838)

Total deferred tax assets	99,758	111,585

Deferred tax liabilities:
Depreciation	920	(4,206)
Undistributed earnings of foreign subsidiaries	(1,981)	(5,788)
Other	(674)	(722)

Total gross deferred tax liabilities	(1,735)	(10,716)

Net deferred tax assets	$98,023	$100,869

      The valuation allowances of $42.2 million and $32.8 million at October 29, 2005 and October 30, 2004, are a full valuation allowance for the Company’s state credit carryovers that will begin to expire in 2006.
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

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Related Party Transactions
      Certain of the Company’s directors are affiliated with companies that sell products to the Company. Management believes the terms and prices for the purchases of these products are no less favorable than those that could be obtained from unaffiliated parties. One of the Company’s directors became a director of Taiwan Semiconductor Manufacturing Company (TSMC) during fiscal 2002. The Company purchased approximately $224 million, $337 million and $232 million of product from TSMC in fiscal year 2005, 2004 and 2003, respectively, and approximately $27 million and $15 million was payable to TSMC as of October 29, 2005 and October 30, 2004, respectively. Management anticipates that the Company will make significant purchases from TSMC in fiscal year 2006.

16.	Subsequent Event
      On November 14, 2005, the Board of Directors of the Company declared a cash dividend of $0.12 per outstanding share of common stock. The dividend will be paid on December 14, 2005 to all shareholders of record at the close of business on November 25, 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Analog Devices, Inc.
      We have audited the accompanying consolidated balance sheets of Analog Devices, Inc. as of October 29, 2005 and October 30, 2004, and the related consolidated statements of income, shareholders’ equity, comprehensive income, and cash flows for each of the three years in the period ended October 29, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(c). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Analog Devices, Inc. at October 29, 2005 and October 30, 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 29, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Analog Devices, Inc.’s internal control over financial reporting as of October 29, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 18, 2005 expressed an unqualified opinion thereon.

Boston, Massachusetts
November 18, 2005

ANALOG DEVICES, INC.
SUPPLEMENTARY FINANCIAL INFORMATION
(Unaudited)
      Quarterly financial information for fiscal 2005 and fiscal 2004 (thousands, except per share amounts and as noted):

	4Q05	3Q05	2Q05	1Q05	4Q04	3Q04	2Q04	1Q04

Net sales	622,130	582,416	603,726	580,536	632,124	717,793	678,530	605,353
Cost of sales	259,455	244,178	257,327	245,008	255,832	287,271	277,008	259,888

Gross margin	362,675	338,238	346,399	335,528	376,292	430,522	401,522	345,465
% of sales	58%	58%	57%	58%	60%	60%	59%	57%
Operating expenses:
Research and development	123,704	119,217	126,642	127,534	131,798	133,536	128,478	120,630
Selling, marketing, general and administrative	84,715	84,407	85,813	83,341	86,354	89,162	85,282	79,238
Special charges	31,480	—	—	—	—	—	—	—

Total operating expenses	239,899	203,624	212,455	210,875	218,152	222,698	213,760	199,868
% of sales	39%	35%	35%	36%	35%	31%	32%	33%
Operating income	122,776	134,614	133,944	124,653	158,140	207,824	187,762	145,597
% of sales	20%	23%	22%	22%	25%	29%	28%	24%
Nonoperating (income) expenses:
Interest expense	5	—	10	12	44	146	22	12
Interest income	(21,285)	(19,156)	(16,684)	(14,563)	(12,739)	(9,576)	(7,311)	(6,421)
Other, net	(610)	94	(94)	568	(382)	523	57	2,212

Total nonoperating (income) expense	(21,890)	(19,062)	(16,768)	(13,983)	(13,077)	(8,907)	(7,232)	(4,197)

Income before income taxes	144,666	153,676	150,712	138,636	171,217	216,731	194,994	149,794
% of sales	23%	26%	25%	24%	27%	30%	29%	25%
Provision for income taxes	76,325	32,272	33,113	31,193	38,951	47,681	42,411	32,955

Net income	68,341	121,404	117,599	107,443	132,266	169,050	152,583	116,839

% of sales	11%	21%	19%	19%	21%	24%	22%	19%
Per share — basic	.18	.33	.32	.29	.35	.45	.41	.31

Per share — diluted	.18	.32	.31	.28	.34	.43	.39	.30

Shares used to compute earnings per share (in thousands):
Basic	369,945	370,985	370,674	375,561	376,064	377,144	374,864	372,052

Diluted	380,607	382,830	382,337	388,107	389,257	394,203	395,052	392,904

Dividends declared per share	.10	.10	.06	.06	.06	.06	.04	.04

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
      (a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Analog’s disclosure controls and procedures as of October 29, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 29, 2005, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
      (b) Management’s Report on Internal Control Over Financial Reporting.
Management’s Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Our management assessed the effectiveness of our internal control over financial reporting as of October 29, 2005. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
      Based on this assessment, our management concluded that, as of October 29, 2005, our internal control over financial reporting is effective based on those criteria.
      Our independent auditors have issued an audit report on our assessment of our internal control over financial reporting. This report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Analog Devices, Inc.
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Analog Devices, Inc. maintained effective internal control over financial reporting as of October 29, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Analog Devices, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Analog Devices, Inc. maintained effective internal control over financial reporting as of October 29, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Analog Devices, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 29, 2005, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Analog Devices, Inc. as of October 29, 2005 and October 30, 2004, and the related consolidated statements of income, shareholders’ equity, comprehensive income, and cash flows for each of the three years in the period ended October 29, 2005 of Analog Devices, Inc. and our report dated November 18, 2005 expressed an unqualified opinion thereon.

Boston, Massachusetts
November 18, 2005

      (c) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended October 29, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.     OTHER INFORMATION
      Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      The response to this item is contained in part under the caption “EXECUTIVE OFFICERS OF THE COMPANY” in Part I of this Annual Report on Form 10-K, and the remainder is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on March 14, 2006 under the caption “Proposal 1 — Election of Directors,” and is incorporated herein by reference. Information relating to certain filings on Forms 3, 4, and 5 is contained in our 2006 proxy statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference. Information required by this item pursuant to Item 401(h) and (i) of Regulation S-K relating to an audit committee financial expert and identification of the audit committee of our board of directors is contained in our 2006 proxy statement under the caption “Corporate Governance” and is incorporated herein by reference.
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
      The response to this item is contained in our 2006 proxy statement under the captions “Directors’ Compensation,” “Information About Executive Compensation,” “Severance and Other Agreements” and “Compensation Committee Interlocks and Insider Participation,” and is incorporated herein by reference.
      The sections entitled “Report of the Compensation Committee” and “Comparative Stock Performance Graph” in our 2006 proxy statement are not incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
      The response to this item is contained in our 2006 proxy statement under the caption “Security Ownership of Certain Beneficial Owners and Management,” and “Securities Authorized for Issuance Under Equity Compensation Plans,” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      The response to this item is contained in our 2006 proxy statement under the caption “Certain Relationships and Related Transactions,” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
      The response to this item is contained in our 2006 proxy statement under the caption “Independent Registered Public Accounting Firm Fees and Other Matters,” and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements
      The following consolidated financial statements are included in Item 8:

—	Consolidated Statements of Income for the years ended October 29, 2005, October 30, 2004 and November 1, 2003

—	Consolidated Balance Sheets as of October 29, 2005 and October 30, 2004

—	Consolidated Statements of Shareholders’ Equity for the years ended October 29, 2005, October 30, 2004 and November 1, 2003

—	Consolidated Statements of Comprehensive Income for the years ended October 29, 2005, October 30, 2004 and November 1, 2003

—	Consolidated Statements of Cash Flows for the years ended October 29, 2005, October 30, 2004 and November 1, 2003

(b)	Exhibits
      The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Annual Report on Form 10-K.

(c)	Financial Statement Schedules
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
Date: November 21, 2005
      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ray Stata Ray Stata	Chairman of the Board	November 21, 2005

/s/ Jerald G. Fishman Jerald G. Fishman	President, Chief Executive Officer and Director (Principal Executive Officer)	November 21, 2005

/s/ Joseph E. Mcdonough Joseph E. McDonough	Vice President-Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	November 21, 2005

/s/ James A. Champy James A. Champy	Director	November 21, 2005

/s/ John L. Doyle John L. Doyle	Director	November 21, 2005

/s/ John C. Hodgson John C. Hodgson	Director	November 21, 2005

/s/ Christine King Christine King	Director	November 21, 2005

/s/ F. Grant Saviers F. Grant Saviers	Director	November 21, 2005

/s/ Kenton J. Sicchitano Kenton J. Sicchitano	Director	November 21, 2005

/s/ Lester C. Thurow Lester C. Thurow	Director	November 21, 2005

ANALOG DEVICES, INC.
ANNUAL REPORT ON FORM 10-K
YEAR ENDED OCTOBER 29, 2005
ITEM 15(c)
FINANCIAL STATEMENT SCHEDULE

ANALOG DEVICES, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years ended October 29, 2005, October 30, 2004 and November 1, 2003
(Thousands)

	Balance at	Additions		Balance at
	Beginning of	Charged to		End of
Description	Period	Income Statement	Deductions	Period

Accounts Receivable Reserves and Allowances:
Year ended November 1, 2003	$8,043	$2,824	$8,139	$2,728

Year ended October 30, 2004	$2,728	$9,575	$7,335	$4,968

Year ended October 29, 2005	$4,968	$4,421	$5,950	$3,439

S-1

Exhibit Index

Exhibit
No.		Description

3.1		Restated Articles of Organization of Analog Devices, Inc., as amended, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 1-7819) for the quarterly period ended May 1, 2004 as filed with the Commission on May 18, 2004 and incorporated herein by reference.

3.2		By-Laws of Analog Devices, Inc., as amended, filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-7819), as filed with the Commission on December 13, 2004 and incorporated herein by reference.

4.1		Rights Agreement, dated as of March 18, 1998 between Analog Devices Inc. and BankBoston, N.A., as Rights Agent, filed as an exhibit to Analog Devices Inc.’s Current Report on Form 8-K (File No. 1-7819) as filed with the Commission on March 19, 1998, as amended by Amendment No. 1 filed as an exhibit to the Company’s Form 8-K/A (File No. 1-7819) as filed with the Commission on November 11, 1999 and incorporated herein by reference.

*10	.1	Analog Devices, Inc. Amended and Restated Deferred Compensation Plan, filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-7819) as filed with the Commission on February 9, 2005 and incorporated herein by reference.

*10	.2	1998 Stock Option Plan of Analog Devices Inc., as amended, filed as an exhibit to the Company’s Form 10-K for the fiscal year ended November 2, 2002 (File No. 1-7819) as filed with the Commission on January 29, 2003 and incorporated herein by reference.

*10	.3	Analog Devices BV (Ireland) Employee Stock Option Program, as amended, filed as an exhibit to the Company’s Form 10-K for the fiscal year ended November 2, 2002 (File No. 1-7819) as filed with the Commission on January 29, 2003 and incorporated herein by reference.

*10	.4	Restated 1988 Stock Option Plan of Analog Devices, Inc., filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 1997 (File No. 1-7819) as filed with the Commission on June 17, 1997 and incorporated herein by reference.

*10	.5	1991 Restricted Stock Plan of Analog Devices, Inc., filed as an exhibit to the Company’s Form 10-K for the fiscal year ended November 2, 1996 (File No. 1-7819) as filed with the Commission on January 29, 1997 and incorporated herein by reference.

*10	.6	1994 Director Option Plan of Analog Devices, Inc., as amended, filed as an exhibit to the Company’s Form 10-K for the fiscal year ended November 2, 2002 (File No. 1-7819) as filed with the Commission on January 29, 2003 and incorporated herein by reference.

10.7		BCO Technologies plc Unapproved Share Option Scheme, filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-50092) as filed with the Commission on November 16, 2000 and incorporated herein by reference.

10.8		BCO Technologies plc Approved Share Option Scheme, filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-50092) as filed with the Commission on November 16, 2000 and incorporated herein by reference.

10.9		ChipLogic, Inc. Amended and Restated 1998 Stock Plan, filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-53314) as filed with the Commission on January 5, 2001 and incorporated herein by reference.

10.10		Staccato Systems, Inc. 1998 Stock Plan, filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-53828) as filed with the Commission on January 17, 2001 and incorporated herein by reference.

10.11		Various individual stock restriction and similar agreements between the registrant and employees thereof relating to ChipLogic, Inc., filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-57444) as filed with the Commission on March 22, 2001, as amended by Amendment No. 1 filed as an exhibit to the Company’s Post-Effective Amendment to Registration Statement on Form S-8 (File No. 333-57444) as filed with the Commission on March 23, 2001 and incorporated herein by reference.

10.12		Analog Devices, Inc. 2001 Broad-Based Stock Option Plan, as amended, filed as an exhibit to the Company’s Form 10-K for the fiscal year ended November 1, 2003 (File No. 1-7819) as filed with the Commission on January 29, 2003 and incorporated herein by reference.

Exhibit
No.		Description

10.13		Amended and restated lease agreement dated May 1, 1992 between Analog Devices, Inc. and the trustees of Everett Street Trust relating to the premises at 3 Technology Way, Norwood, Massachusetts, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 1, 1997 (File No. 1-7819) as filed with the Commission on January 28, 1998 and incorporated herein by reference.

10.14		Guaranty dated as of May 1, 1994 between Analog Devices, Inc. and Metropolitan Life Insurance Company relating to the premises at 3 Technology Way, Norwood, Massachusetts, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000 (File No. 1-7819) as filed with the Commission on January 28, 2000 and incorporated herein by reference.

10.15		Letter Agreement dated as of May 18, 1994 between Analog Devices, Inc. and Metropolitan Life Insurance Company relating to the premises at 3 Technology Way, Norwood, Massachusetts, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000 (File No. 1-7819) as filed with the Commission on January 28, 2000 and incorporated herein by reference.

10.16		Reimbursement Agreement dated May 18, 1992 between Analog Devices, Inc. and the trustees of Everett Street Trust, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 1, 1997 (File No. 1-7819) as filed with the Commission on January 28, 1998 and incorporated herein by reference.

10.17		Lease agreement dated August 8, 1990 between Precision Monolithics, Inc. and Bourns, Inc. relating to the premises at 1525 Comstock Road, Santa Clara, California, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 (File No. 1-7819) as filed with the Commission on January 28, 2002 and incorporated herein by reference.

10.18		Lease amendment dated May 1, 1996 to the Lease Agreement dated August 8, 1990 between Analog Devices, Inc. and Bourns, Inc., relating to premises located at 1525 Comstock Road, Santa Clara, California, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 (File No. 1-7819) as filed with the Commission on January 28, 2002 and incorporated herein by reference.

*10	.19	Form of Employee Retention Agreement, as amended, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 1, 1997 (File No. 1-7819) as filed with the Commission on January 28, 1998 and incorporated herein by reference.

*10	.20	Employee Change in Control Severance Policy of Analog Devices, Inc., as amended, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended October 30, 1999 (File No. 1-7819) as filed with the Commission on January 28, 2000 and incorporated herein by reference.

*10	.21	Senior Management Change in Control Severance Policy of Analog Devices, Inc., as amended, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended October 30, 1999 (File No. 1-7819) as filed with the Commission on January 28, 2000 and incorporated herein by reference.

*10	.22	Letter agreement between Analog Devices Inc. and Jerald G. Fishman dated June 21, 2000 relating to acceleration of stock options upon the occurrence of certain events, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000 (File No. 1-7819) as filed with the Commission on January 26, 2001 and incorporated herein by reference.

10.23		Lease Agreement dated June 16, 1995 between Analog Devices, Inc. and Ferrari Brothers, relating to the premises at 610 Weddell Drive, Sunnyvale, California, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 (File No. 1-7819) as filed with the Commission on January 28, 2002 and incorporated herein by reference.

10.24		Lease amendment dated March 1, 1996 to the Lease Agreement dated June 16, 1995 between Analog Devices, Inc. and Ferrari Brothers, relating to premises located at 610 Weddell Drive, Sunnyvale, California, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 (File No. 1-7819) as filed with the Commission on January 28, 2002 and incorporated herein by reference.

Exhibit
No.		Description

10.25		Lease amendment dated March 21, 2000 to the Lease Agreement dated June 16, 1995 between Analog Devices, Inc. and Ferrari Brothers, relating to premises located at 610 Weddell Drive, Sunnyvale, California, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 (File No. 1-7819) as filed with the Commission on January 28, 2002 and incorporated herein by reference.

10.26		Lease Agreement dated February 8, 1996 between Analog Devices, Inc. and Massachusetts Institute of Technology, relating to premises located at 21 Osborn Street, Cambridge, Massachusetts, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 3, 2001 (File No. 1-7819) as filed with the Commission on January 28, 2002 and incorporated herein by reference.

*10	.27	Trust Agreement for Deferred Compensation Plan dated as of October 1, 2003 between Analog Devices, Inc. and Fidelity Management Trust Company filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 1, 2003 (File No. 1-7819) as filed with the Commission on December 23, 2003 and incorporated herein by reference.

*10	.28	Fiscal 2005 Bonus Plan for U.S.-Based Employees filed as an exhibit to the Company’s 10-Q for the quarter ended January 29, 2005, (File No. 1-7819) as filed with the Commission on February 15, 2005 and incorporated herein by reference.

*10	.29	Fiscal 2005 Bonus Plan for Europe-Based Employees filed as an exhibit to the Company’s 10-Q for the quarter ended January 29, 2005, (File No. 1-7819) as filed with the Commission on February 15, 2005 and incorporated herein by reference.

*10	.30	Form of Stock Option Confirming Memorandum Grant of Non-Qualified Stock Option for executive officers, including Named Executive Officers, pursuant to the Analog Devices, Inc. 1998 Stock Option Plan, as amended, filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-7819) as filed with the Commission on October 20, 2004 and incorporated herein by reference.

*10	.31	Form of Stock Option Confirming Memorandum Grant of Non-Qualified Stock Option for directors pursuant to the Analog Devices, Inc. 1998 Stock Option Plan, as amended, filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-7819) as filed with the Commission on October 20, 2004 and incorporated herein by reference.

*10	.32	Employment agreement dated November 14, 2005 between Jerald G. Fishman and Analog Devices, Inc. filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-7819) as filed with the Commission on November 15, 2005 and incorporated herein by reference.

14		Analog Devices, Inc. Code of Business Conduct and Ethics, filed as an exhibit to the Company’s Form 10-K for the fiscal year ended November 1, 2003 (File No. 1-7819) as filed with the Commission on January 29, 2003 and incorporated herein by reference.

†21		Subsidiaries of the Company.

†23		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

†31	.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

†31	.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

†32	.1	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).

†32	.2	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer).

†	Filed Herewith.

*	Management contracts and compensatory plan or arrangements required to be filed as an Exhibit pursuant to Item 15(b) of Form 10-K.