Form 10-Q
period 2006-01-28
ANALOG DEVICES INC
filed 2006-02-15
CIK 6281

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 28, 2006
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☑
As of January 28, 2006 there were 366,140,653 shares of Common Stock, $0.16 2/3 par value per share, outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(thousands, except per share amounts)

	Three Months Ended
	January 28, 2006	January 29, 2005
Net sales	$621,302	$580,536

Cost of sales (1)	260,515	245,008

Gross margin	360,787	335,528

Operating expenses:
Research and development (1)	131,288	127,534
Selling, marketing, general and administrative (1)	96,281	83,341
Special charges	1,013	—

	228,582	210,875

Operating income	132,205	124,653

Nonoperating (income) expenses:
Interest expense	10	12
Interest income	(23,257)	(14,563)
Other, net	2,655	568

	(20,592)	(13,983)

Income before income taxes	152,797	138,636

Provision for income taxes	32,240	31,193

Net income	$120,557	$107,443

Shares used to compute earnings per share – basic	366,135	375,561

Shares used to compute earnings per share – diluted	380,337	388,107

Earnings per share – basic	$0.33	$0.29

Earnings per share – diluted	$0.32	$0.28

Dividends declared and paid per share	$0.12	$0.06

(1) Includes stock-based compensation expense as follows:
Cost of sales	$954	$—
Research and development	10,263	1,798
Selling, marketing, general and administrative	10,090	—

Total stock-based compensation expense	$21,307	$1,798

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands)

	January 28, 2006	October 29, 2005
Assets

Cash and cash equivalents	$427,855	$627,591
Short-term investments	2,307,259	2,078,351
Accounts receivable, net	317,730	320,523
Inventories (2):
Raw materials	12,572	12,414
Work in process	255,417	240,064
Finished goods	69,846	73,127

	337,835	325,605
Deferred tax assets	82,610	86,430
Deferred compensation plan investments	4,158	234,376
Prepaid expenses and other current assets	64,534	59,580

Total current assets	3,541,981	3,732,456

Property, plant and equipment, at cost:
Land and buildings	345,716	345,103
Machinery and equipment	1,334,196	1,323,397
Office equipment	78,993	83,969
Leasehold improvements	108,243	108,345

	1,867,148	1,860,814
Less accumulated depreciation and amortization	1,290,350	1,260,908

Net property, plant and equipment	576,798	599,906

Deferred compensation plan investments	27,103	42,941
Other investments	2,146	2,424
Goodwill	163,373	163,373
Intangible assets, net	3,813	4,203
Deferred tax assets	36,540	13,328
Other assets	22,424	24,580

Total other assets	255,399	250,849

	$4,374,178	$4,583,211

(2)	Includes $1,937 related to stock-based compensation expense
See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands, except share amounts)

	January 28, 2006	October 29, 2005
Liabilities and Shareholders’ Equity

Accounts payable	$128,991	$128,317
Deferred income on shipments to distributors	132,332	121,802
Income taxes payable	182,820	172,277
Deferred compensation plan liability	4,158	234,376
Accrued liabilities	155,882	162,151

Total current liabilities	604,183	818,923

Deferred income taxes	5,793	1,735
Deferred compensation plan liability	27,837	44,657
Other non-current liabilities	26,736	26,395

Total non-current liabilities	60,366	72,787

Commitments and Contingencies

Shareholders’ Equity

Preferred stock, $1.00 par value, 471,934 shares authorized, none outstanding	—	—
Common stock, $0.16 2/3 par value, 1,200,000,000 shares authorized, 366,140,653 shares issued and outstanding (366,831,612 on October 29, 2005)	61,025	61,139
Capital in excess of par value	317,558	380,206
Retained earnings	3,345,883	3,269,420
Accumulated other comprehensive loss	(14,837)	(19,264)

Total shareholders’ equity	3,709,629	3,691,501

	$4,374,178	$4,583,211

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(thousands)

	Three Months Ended
	January 28, 2006	January 29, 2005
Cash flows from operating activities:
Net income	$120,557	$107,443
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	43,079	38,313
Amortization of intangibles	404	684
Stock-based compensation expense	21,307	1,798
Deferred income taxes	(15,625)	778
Non-cash portion of special charge	459	—
Other non-cash expense	557	718
Changes in operating assets and liabilities	4,517	(32,860)

Total adjustments	54,698	9,431

Net cash provided by operating activities	175,255	116,874

Cash flows from investing activities:
Purchases of short-term available-for-sale investments	(954,871)	(797,655)
Maturities of short-term available-for-sale investments	726,807	763,960
Additions to property, plant and equipment, net	(20,360)	(23,884)
Decrease in other assets	3,526	1,559

Net cash used for investing activities	(244,898)	(56,020)

Cash flows from financing activities:
Repurchase of common stock	(125,098)	(161,204)
Net proceeds from employee stock plans	38,685	13,611
Dividend payments to shareholders	(44,094)	(22,579)

Net cash used for financing activities	(130,507)	(170,172)

Effect of exchange rate changes on cash	414	(286)

Net decrease in cash and cash equivalents	(199,736)	(109,604)
Cash and cash equivalents at beginning of period	627,591	518,940

Cash and cash equivalents at end of period	$427,855	$409,336

See accompanying notes.

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 28, 2006
(all tabular amounts in thousands except per share amounts and percentages)
Note 1 – Basis of Presentation
In the opinion of management, the information furnished in the accompanying condensed consolidated financial statements reflects all normal recurring adjustments that are necessary to fairly state the results for these interim periods and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended October 29, 2005 and related notes. The results of operations for the interim periods shown in this report are not necessarily indicative of the results that may be expected for the fiscal year ending October 28, 2006 or any future period.
The Company has a 52-53 week fiscal year that ends on the Saturday closest to the last day in October. Fiscal 2006 and fiscal 2005 are 52-week fiscal years.
Certain amounts reported in previous years have been reclassified to conform to the fiscal 2006 presentation. Such reclassifications were immaterial.
Note 2 – Stock-Based Compensation
On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123 (revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative.
On October 30, 2005 (the first day of its 2006 fiscal year), the Company adopted SFAS 123R using the modified prospective method as permitted under SFAS 123R. Under this transition method, compensation cost recognized in the first quarter of fiscal 2006 includes: (a) compensation cost for all share-based payments granted prior to but not yet vested as of October 29, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to October 29, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective method of adoption, the Company’s results of operations and financial position for prior periods have not been restated.
Equity Compensation Plans
The Company currently grants stock options under the following equity compensation plans:
2001 Broad-Based Stock Option Plan (2001 Plan) - The 2001 Plan was adopted by the Company’s Board of Directors in December 2001 and subsequently amended in December 2002. Under the 2001 Plan, the Company’s Board of Directors may grant options to purchase up to 50 million shares of common stock to employees, consultants or advisors of the company and its subsidiaries, other than executive officers and directors.
The 1998 Stock Option Plan (1998 Plan) - The 1998 Plan was approved by shareholders in fiscal 1998 and subsequently amended in December 2001 and December 2002. The 1998 Plan provides for the issuance of nonstatutory and incentive stock options to purchase up to 30 million shares of common stock. In March 2000, the shareholders approved an amendment to the 1998 Plan to increase the shares reserved for issuance by an additional 34 million shares.
While the Company may grant to employees options that become exercisable at different times or within different periods, the Company has generally granted to employees options that vest and become exercisable in annual installments of 33 1/3% on each of the third, fourth, and fifth anniversaries of the date of grant, in annual installments of 25% on each of the second, third, fourth and fifth anniversaries of the date of grant, or 20% on each of the first, second, third, fourth and fifth anniversaries of the date of grant. The maximum contractual term of all options is ten years.

Employee Stock Purchase Plans - The Company also has employee stock purchase plans (ESPPs) that allow eligible employees to purchase, through payroll deductions, shares of the Company’s common stock at 85% of the fair market value at specified dates. Employees may withdraw from an offering before the purchase date and obtain a refund of the amounts withheld through payroll deductions plus accrued interest. The current offering period began June 1, 2005 and is scheduled to end on June 1, 2006; therefore, June 1, 2005 is considered the grant date for the purposes of recognizing the stock-based compensation expense for this offering period. During fiscal 2006, the Company’s Board of Directors decided that the current offering period, which ends June 1, 2006, will be the last offering period under the ESPPs. Under APB Opinion No. 25, the Company was not required to recognize stock-based compensation expense for the cost of stock options or shares issued under the Company’s ESPPs. Upon adoption of SFAS 123R, the Company began recording stock-based compensation expense related to the ESPPs.
Grant-Date Fair Value
The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair value of options granted during the first quarter of fiscal 2006 and the first quarter of fiscal 2005 were calculated using the following estimated weighted average assumptions:

	Three Months Ended
Stock Options	January 28, 2006	January 29, 2005

Options granted	8,029	11,366
Weighted-average exercise price	$39.43	$37.72
Weighted-average grant date fair-value	$11.63	$10.82
Assumptions:
Expected volatility	28.6%	27.0%
Expected term (in years)	5.0	5.0
Risk-free interest rate	4.4%	3.6%
Expected dividend yield	1.22%	0.64%
Expected volatility – the Company is responsible for estimating volatility and has considered a number of factors, including third-party estimates, when estimating volatility. For options granted prior to fiscal 2005, the Company used historical volatility to estimate the grant-date fair value of stock options. The Company changed its method of estimating expected volatility for all stock options granted after fiscal 2004 from exclusively relying on historical volatility to exclusively relying on implied volatility. This change was the result of a thorough review the Company undertook which included consultations with several third party advisors. The Company currently believes that the exclusive use of implied volatility results in a more accurate estimate of the grant-date fair value of employee stock options because it more appropriately reflects the market’s expectations of future volatility. Historical volatility during the period commensurate with the expected term of the Company’s stock options over the past several years included a period of time that the Company’s stock price experienced unprecedented increases and subsequent declines. The Company believes that this past stock price volatility is unlikely to be indicative of future stock price behavior. Options in the Company’s stock are actively traded on several exchanges. Implied volatility is calculated for the period that is commensurate with the option’s expected term assumption. Because this term often exceeds the period for which there are exchange traded options in the Company’s stock, statistical techniques are used to derive the implied volatility for traded options with terms commensurate with the option’s expected term of five years. This calculation of implied volatility is based on the most recent five-day period of trades of the Company’s exchange-traded options as of the date of grant.
Expected term – the Company uses historical employee exercise and option expiration data to estimate the expected term assumption for the Black-Scholes grant-date valuation. The Company believes that this historical data is currently the best estimate of the expected term of a new option, and that generally all groups of our employees exhibit similar exercise behavior.
Risk-free interest rate – the yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected term assumption is used as the risk-free interest rate.
Expected dividend yield – expected dividend yield is calculated by annualizing the cash dividend declared by the Company’s Board of Directors for the current quarter and dividing that result by the closing stock price on the date of grant. Until such time as the Company’s Board of Directors declares a cash dividend for an amount that is different from the current quarter’s cash dividend, the current dividend will be used in deriving this assumption. Dividends are not paid on options.

Expense
The Company used the graded attribution method to recognize expense for all options granted prior to the adoption of SFAS 123R. Upon adoption of SFAS 123R on October 30, 2005, the Company switched to the straight-line attribution method to recognize expense for options granted after October 29, 2005. The expense associated with the unvested portion of the pre-adoption grants will continue to be expensed using the graded attribution method.
The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. The Company currently expects, based on an analysis of its historical forfeitures that approximately 86% of its options will actually vest, and therefore has applied an annual forfeiture rate of 3.1% to all unvested options as of January 28, 2006. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.
The Company’s stock plans provide for retirement-related continued vesting for a portion, or all, of certain stock options based on the optionee’s age and years of service (retirement provision) in that regardless of whether the employee continues to provide services, the optionee receives the benefit of the stock option. SFAS 123R clarifies the timing for recognizing stock-based compensation expense for awards subject to continued vesting upon meeting this retirement provision. This compensation expense must be recognized over the period from the date of grant to the date retirement eligibility is met if it is shorter than the vesting term. Upon adoption of SFAS 123R in the first quarter of fiscal 2006, the Company’s policy regarding the timing of option expense recognition for optionees meeting the criteria of the retirement provision was changed to recognize compensation cost over the period through the date that the optionee is no longer required to provide service to earn the award. Prior to the adoption of SFAS 123R, the Company’s policy was to recognize these compensation costs over the vesting term. Had the Company applied these non-substantive vesting provisions required by SFAS 123R to awards granted prior to the adoption of SFAS 123R, the impact on the pro forma net earnings presented below would have been immaterial.
The adoption of SFAS 123R on October 29, 2005 had the following impact on the first quarter of fiscal 2006 results: operating profit before tax was lower by $20.6 million, net income was lower by $14.7 million, and basic and diluted EPS were lower by $0.04.
The following table details the effect on net income and earnings per share had stock-based compensation expense been recorded for the first three months of fiscal 2005 based on the fair-value method under SFAS 123, Accounting for Stock-Based Compensation. The reported and pro forma net income and earnings per share for the first quarter of fiscal 2006 are the same since stock-based compensation expense was calculated under the provisions of SFAS 123R.

Three Months
Ended
January 29, 2005
Net income, as reported	$107,443
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,393
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(42,185)

Pro forma net income	$66,651

Earnings per share:
Basic – as reported	$0.29

Basic – pro forma	$0.17

Diluted – as reported	$0.28

Diluted – pro forma	$0.16

Prior to the adoption of SFAS 123R, on October 18, 2005, the Company accelerated the vesting of all unvested stock options awarded to employees after December 31, 2000 that had exercise prices of $40.00 per share or greater. Options issued to its corporate officers and directors were not accelerated. Unvested options to purchase approximately 18 million shares became exercisable as a result of the vesting acceleration. Because the exercise price of all the modified options was greater than the market price of the Company’s underlying common stock on the date of the modification, no stock-based compensation expense was recorded in the statement of income in accordance with APB Opinion No. 25. The primary purpose for modifying the terms of these options to accelerate their vesting was to eliminate the need to recognize the remaining unrecognized non-cash compensation expense in the statement of income associated with these options as measured under SFAS 123. The approximately $188 million ($134 million net of tax) of future expense associated with these options would have been disproportionately high compared to the economic value of the options at the date of modification.
As disclosed in Note 10, on November 15, 2005 the Company announced that a tentative settlement of the SEC’s previously announced stock option investigation has been reached. The Company has determined that no restatement of its historical financial results would be necessary due to the proposed settlement because the effects of using revised measurement dates for options granted in 1998, 1999 and 2001 are not material to any of the fiscal years 1998 through 2005, based on the materiality guidelines contained in SAB 99. Accordingly, the table presented above has not been restated to reflect the effects of using the revised measurement dates.
Option Activity
A summary of the activity under the Company’s stock option plans as of January 28, 2006 and changes during the three-month period then ended, is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price Per Share	Term in Years	Value
Options outstanding at October 29, 2005	85,489	$32.75
Options granted	8,029	39.43
Options exercised	(2,558)	15.12
Options forfeited	(464)	33.65
Options expired	(327)	44.83

Options outstanding at January 28, 2006	90,169	$33.80	6.1	$690,282

Options Exercisable at January 28, 2006	62,866	$33.52	5.1	$541,595

Options vested or expected to vest at January 28, 2006 (1)	87,815	$33.71	6.1	$683,694

(1)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.
During the three months ended January 28, 2006, the total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $59.2 million and the total amount of cash received from exercise of these options was $38.7 million. The total grant-date fair value of stock options that vested during the three months ended January 28, 2006 was approximately $103.8 million.
As of January 28, 2006, there was $214.6 million of total unrecognized compensation cost related to unvested share-based awards. That cost is expected to be recognized over a weighted-average period of 1.9 years.

Note 3 – Comprehensive Income
Components of comprehensive income include net income and certain transactions that have generally been reported in the consolidated statement of shareholders’ equity and consist of the following:

	Three Months Ended
	January 28, 2006	January 29, 2005
Net income	$120,557	$107,443

Foreign currency translation adjustments	(28)	859

Unrealized holding gains (losses) (net of taxes of $911 and $3,741, respectively) on securities classified as Short-term Investments	1,692	(6,948)

Unrealized holding gains (losses) (net of taxes of $15 and $160, respectively) on securities classified as Other Investments	27	(297)

Change in unrealized gains on derivative instruments designated as cash flow hedges	2,736	1,769

Other comprehensive income (loss)	4,427	(4,617)

Comprehensive income	$124,984	$102,826

The components of accumulated other comprehensive income at January 28, 2006 and October 29, 2005 consisted of the following:

	January 28, 2006	October 29, 2005
Foreign currency translation adjustment	$3,548	$3,576
Unrealized losses on available-for-sale securities	(10,708)	(12,427)
Unrealized losses on derivative instruments	(1,610)	(4,346)
Minimum pension liability adjustment	(6,067)	(6,067)

Total accumulated other comprehensive loss	$(14,837)	$(19,264)

Note 4 – Earnings Per Share
Basic earnings per share is computed using only the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of potential future issuances of common stock relating to stock option programs and other potentially dilutive securities. In calculating diluted earnings per share, the dilutive effect of stock options is computed using the average market price for the respective period. Potential shares related to certain of the Company’s outstanding stock options were excluded because they were anti-dilutive. Those potential shares related to the Company’s outstanding stock options could be dilutive in the future. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	January 28, 2006	January 29, 2005
Basic:
Net income	$120,557	$107,443

Weighted shares outstanding	366,135	375,561

Earnings per share	$0.33	$0.29

Diluted:
Net income	$120,557	$107,443

Weighted shares outstanding	366,135	375,561
Assumed exercise of common stock equivalents	14,202	12,546

Weighted-average common and common equivalent shares	380,337	388,107

Earnings per share	$0.32	$0.28

Anti-dilutive common stock equivalents related to outstanding stock options	52,338	46,101

Note 5 – Special Charges
A summary of the Company’s special charges are as follows:

		Reorganization of
		Product Development
	Closure of Wafer	and Support	Total Special
Income Statement	Fabrication Facility	Programs	Charges

Fiscal 2005 Charges:

Workforce reductions	$20,315	$11,165	$31,480

Total Fiscal 2005 Charges	$20,315	$11,165	$31,480

Fiscal 2006 Charges:

Facility closure costs	$—	$554	$554

Abandonment of equipment	—	459	459

Total Fiscal 2006 Charges	—	1,013	1,013

Total Special Charges	$20,315	$12,178	$32,493

		Reorganization of Product
	Closure of Wafer	Development and Support	Total Special
Accrued Restructuring	Fabrication Facility	Programs	Charges

Balance at October 29, 2005	$20,315	$10,708	$31,023

Special charges	—	1,013	1,013

Severance payments	—	(4,527)	(4,527)

Non-cash impairment charge	—	(459)	(459)

Balance at January 28, 2006	$20,315	$6,735	$27,050

Closure of Wafer Fabrication Facility
During the fourth quarter of fiscal 2005, the Company recorded a special charge of $20 million as a result of a decision to close its California wafer fabrication operations and transfer production to facilities located in Massachusetts and Ireland, as well as to third-party wafer fabricators. The charge was for severance and fringe benefit costs that were recorded pursuant to SFAS 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, under the Company’s ongoing benefit plan for 339 manufacturing employees and 28 general and administrative employees. The severance benefit is calculated based on length of past service, and employees must continue to be employed until they are involuntarily terminated in order to receive the severance benefit. As of January 28, 2006, all affected employees remain employed by the Company. The employment of these employees is expected to terminate upon the closure of the wafer fabrication facility which is planned for October of 2006. In addition to the charge recorded in the fourth quarter of fiscal 2005, the Company recorded additional expense in the first quarter of fiscal 2006, which consisted of $5.4 million of non-cash cost of sales expenses for additional depreciation due to shortened useful lives of certain manufacturing equipment and $0.5 million for stay-on bonuses. In accordance with GAAP, the Company expects to incur additional expenses related to this action during fiscal 2006 of approximately $23.6 million, of which approximately $16.2 million will be for non-cash cost of sales expense for additional depreciation, approximately $1.4 million will be for stay-on bonuses and approximately $6 million will be for estimated lease termination and clean-up costs. The closure of these facilities is expected to be completed by the end of fiscal 2006.
Reorganization of Product Development and Support Programs
During the fourth quarter of fiscal 2005, the Company recorded a special charge of $11 million as a result of its decision to reorganize its product development and support programs with the goal of providing greater focus on its analog and DSP product programs. The charge was for severance and fringe benefit costs that were recorded pursuant to SFAS 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, under the Company’s ongoing benefit plan or statutory requirements at foreign locations for 60 manufacturing employees and 154 engineering and selling, marketing and general and administrative employees. These employees must continue to be employed until they are involuntarily terminated in order to receive the severance benefit. As of January 28, 2006, the employment of 98 of these employees had been terminated. During the first quarter of fiscal 2006, the Company recorded an additional special charge of $1 million related to this reorganization action. This charge was for lease obligation costs for a facility the Company ceased using during the first quarter of fiscal 2006 and the write-off of property, plant and equipment. The Company does not plan to incur any additional charges relating to this reorganization action.
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
Note 7 – Goodwill and Intangible Assets
The Company annually evaluates goodwill for impairment as well as whenever events or changes in circumstances suggest that the carrying value of goodwill may not be recoverable from estimated discounted future cash flows. Because the Company has one reporting segment under SFAS 142, the Company utilizes the entity-wide approach for assessing goodwill for impairment and compares its market value to its net book value to determine if an impairment exists. No impairment of goodwill resulted from the Company’s most recent evaluation of goodwill for impairment, which occurred in the fourth quarter of fiscal 2005. The Company’s next annual impairment assessment will be made in the fourth quarter of fiscal 2006.
Intangible assets, which continue to be amortized, consisted of the following:

	January 28, 2006		October 29, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Technology-based	$17,423	$13,926	$17,423	$13,567
Tradename	1,167	851	1,167	820
Other	6,147	6,147	6,147	6,147

Total	$24,737	$20,924	$24,737	$20,534

Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from five to ten years. Amortization expense related to intangibles was $0.4 million and $0.7 million for the three-month periods ended January 28, 2006 and January 29, 2005, respectively.
The Company expects amortization expense for these intangible assets to be:

Fiscal	Amortization
Years	Expense
Remainder of 2006	$1,212
2007	1,616
2008	985

Note 8 – Pension Plans
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
Net periodic pension cost of non-U.S. plans is presented in the following table:

	Three Months Ended
	January 28, 2006	January 29, 2005
Service cost	$3,735	$2,135
Interest cost	2,555	1,684
Expected return on plan assets	(2,674)	(1,888)
Amortization of prior service cost	28	48
Amortization of transitional (asset) or obligation	(15)	18
Recognized actuarial loss	505	166

Net periodic pension cost	$4,134	$2,163

Contributions of $1.7 million have been made by the Company during the three months ended January 28, 2006. The Company presently anticipates contributing an additional $5.3 million to fund its defined benefit pension plans in fiscal year 2006 for a total of $7.0 million.
Note 9 – Product Warranties
The Company generally offers a 12-month warranty for its products. The Company’s warranty policy provides for replacement of the defective product. Specific accruals are recorded for known product warranty issues. Product warranty expenses were not material during the three-month periods ended January 28, 2006 and January 29, 2005.
Note 10 – Commitments and Contingencies
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
Since receiving notice of this inquiry, the Company has cooperated with the SEC and believes that the matter will be concluded in the near future. The Company and its President and CEO, Mr. Jerald G. Fishman, have made an offer of settlement to the Staff of the SEC, which is subject to agreement regarding the specific language of the SEC’s administrative order and other settlement documents. The SEC Staff has decided to recommend the offer of settlement to the Commission. A final settlement is subject to review and approval by the Commission.
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
Other Commitments and Contingencies
On June 14, 2005, Biax Corporation filed its first amended complaint for patent infringement in the United States District Court for the Eastern District of Texas against the Company and Intel Corporation, alleging that the Company infringed three patents owned by Biax relating to parallel processors. Prior to the filing of the first amended complaint, the Company was unaware of Biax or this action. The first amended complaint seeks injunctive relief, unspecified damages with interest, as well as Biax’s costs, expenses and fees. On August 3, 2005, the Company filed an answer and counterclaimed against Biax. In the counterclaim, the Company seeks rulings that the patents are not infringed, the patents are invalid and the patents are unenforceable. On November 7, 2005, Biax filed a second amended complaint alleging that the Company infringed two additional patents. The case has entered the discovery phase. The Company intends to vigorously defend against these allegations. The Company is unable at this time to predict the outcome of this litigation.
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
The Company is currently under routine audit by the United States Internal Revenue Service (the “IRS”) for fiscal years 2001, 2002 and 2003. The audit has not been completed and the IRS has not issued a report on its audit. However, during February 2006, the IRS issued proposed adjustments to the Company and based on these proposed adjustments, the Company does not expect that the final outcome of this audit will have a material impact on its consolidated results of operations or financial condition.

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
Note 11 – Common Stock Repurchase
In August 2004, the Company’s Board of Directors approved the repurchase of up to $500 million of the Company’s common stock. On May 11, 2005, the Company’s Board of Directors amended the stock repurchase program by increasing the total amount of the Company’s common stock the Company can repurchase from $500 million to $1 billion of common stock. Under the repurchase program, the Company may repurchase outstanding shares of its common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of the Company’s Board of Directors, the repurchase program will expire when the Company has repurchased all shares authorized under the program. The Company repurchased a total of 3.3 million shares for approximately $125 million during the first quarter of fiscal 2006. As of January 28, 2006, the Company had purchased approximately 21.8 million shares of its common stock for approximately $788 million under this program. The repurchased shares are held as authorized but unissued shares of common stock.
Note 12 – Common Stock Purchase Rights
In March 1998, the Board of Directors adopted a Stockholder Rights Plan (the Stockholder Rights Plan) that replaced a plan adopted by the Board in 1988. Pursuant to the Stockholder Rights Plan, after giving effect to the Company’s two-for-one stock split effected on March 15, 2000, each share of the Company’s common stock had an associated one-half of a right. Under certain circumstances, each whole right would have entitled the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock at a purchase price of $180 in cash, subject to adjustment.
On January 23, 2006, the Company, by vote of its Board of Directors, terminated its Stockholder Rights Plan. All rights outstanding under the Stockholder Rights Plan will be redeemed at a redemption price of $0.0005 per right (as adjusted to reflect the two-for-one split of the Company’s common stock on March 15, 2000) (as adjusted, the “Redemption Price”) payable on March 15, 2006 to the holders of record of the Company’s common stock on February 24, 2006. All rights to exercise rights issued under the Stockholder Rights Plan terminated on January 23, 2006 and the only right thereafter of the holders of rights issued under the Stockholder Rights Plan is to receive the Redemption Price.
Note 13 – Related Party Transactions
Certain of the Company’s directors are affiliated with companies that sell products to the Company. One of the Company’s directors, who has served on the Company’s Board since 1988, became a director of Taiwan Semiconductor Manufacturing Company, or TSMC, in fiscal 2002 and currently serves as a director of TSMC. The Company purchased approximately $63 million and $71 million of products from TSMC during the three-month periods ended January 28, 2006 and January 29, 2005, respectively. Approximately $28 million and $27 million was payable to TSMC as of January 28, 2006 and October 29, 2005, respectively. The Company anticipates that it will make significant purchases from TSMC in the remaining quarters of fiscal year 2006.
Note 14 – New Accounting Standards
Accounting Changes and Error Corrections
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS 154) which supersedes APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retroactively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS 154 and is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material impact on its consolidated results of operations or financial condition.
Asset Retirements
In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143 (FIN 47). FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS 143, Accounting for Asset Retirement Obligations, and refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company is currently analyzing FIN 47 and believes the adoption of FIN 47 will not have a material impact on the Company’s financial condition, results of operations or liquidity.
Inventory Costs
In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4 (SFAS 151). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges. In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 in the first quarter of fiscal 2006 did not affect the Company’s financial condition, results of operations or liquidity.
Note 15 – Deferred Compensation Plan Investments and Liability
As a result of certain provisions of the American Jobs Creation Act, participants had the opportunity until December 31, 2005 to elect to withdraw amounts previously deferred under the Company’s Deferred Compensation Plan. As a result of withdrawals pursuant to elections under these provisions or upon termination of their employment with the Company, participants withdrew approximately $253.4 million of deferred compensation during the first quarter of fiscal 2006. This amount represented compensation and/or stock option gains previously deferred by those participants pursuant to the terms of the Deferred Compensation Plan.
Note 16 – Subsequent Events
On February 8, 2006, the Company’s Board of Directors declared a cash dividend of $0.12 per outstanding share of common stock. The dividend will be paid on March 15, 2006 to all shareholders of record at the close of business on February 24, 2006.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This information should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended October 29, 2005.
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
Results of Operations
Overview

	Three Months Ended
	January 28, 2006	January 29, 2005
Net Sales	$621,302	$580,536
Gross Margin %	58.1%	57.8%
Diluted EPS	$0.32	$0.28
Net Income	$120,557	$107,443
Net Income as a % of Sales	19.4%	18.5%
Sales
Net sales in the first quarter of fiscal 2006 increased by $40.8 million or 7.0% from the amount recorded in the first quarter of fiscal 2005. The year-to-year increase in net sales was primarily the result of increases in orders for products used in industrial instrumentation and consumer applications, partially offset by decreases in revenue from products used in computer applications. Sales from products used in communications applications increased slightly in the first quarter of fiscal 2006 over the amounts recorded in the first quarter of fiscal 2005 due to growth in sales of products used in infrastructure equipment for wireless, broadband and optical networking, which was partially offset by the decline in sales of products used in wireless handsets.
Approximately 82% of our net sales were from analog products in the three months ended January 28, 2006 as compared to 80% for the comparable period of fiscal 2005. Approximately 18% of our net sales were from digital signal processing, or DSP, products in the three months ended January 28, 2006 as compared to 20% for the comparable period of fiscal 2005. Our analog product sales were higher by 11% and our DSP product sales were lower by 9% for the three-month period ended January 28, 2006 from the comparable period of fiscal 2005.

The percentage of sales by geographic region, based upon point of sale, for the three-month periods ended January 28, 2006 and January 29, 2005 is as follows:

	Three Months Ended
Region	January 28, 2006	January 29, 2005
North America	25%	25%
Europe	22%	24%
Japan	18%	18%
China	13%	13%
Rest of Asia	22%	20%
The increase in total net sales in dollars for the three months ended January 28, 2006 as compared to the same period of fiscal 2005 related primarily to increases in net sales in the Rest of Asia, Japan and North America, partially offset by a slight decrease in net sales in Europe.
Gross Margin
Gross margin increased in the first quarter of fiscal 2006 to 58.1% of net sales, up 30 basis points from the first quarter of fiscal 2005, when gross margin was 57.8% of net sales. The increase in gross margin was primarily the result of the increased sales of higher margin products in the first quarter of fiscal 2006 as compared to the same period in the prior year. Gross margin in the first quarter of fiscal 2006 included $6.9 million of stock-based compensation expenses and restructuring related expenses.
Stock-based Compensation Expense
During the first quarter of fiscal 2006, on October 30, 2005, we adopted the Financial Accounting Standards Board’s Statement of Financial Accounting Standard 123 (revised 2004), Share-Based Payment, or SFAS 123R, using the modified prospective application method. Compensation cost is calculated on the date of grant using the fair value of the options as determined by the Black-Scholes valuation model. The Black-Scholes valuation model requires us to make several assumptions. One of the key assumptions is expected volatility. For options granted prior to fiscal 2005, we used historical volatility to estimate the grant-date fair value of stock options. We changed our method of estimating expected volatility for all stock options granted after fiscal 2004 from exclusively relying on historical volatility to exclusively relying on implied volatility. This change was the result of a thorough review we undertook which included consultations with several third party advisors. We currently believe that the exclusive use of implied volatility results in a more accurate estimate of the grant-date fair value of employee stock options because it more appropriately reflects the market’s expectations of future volatility. Historical volatility during the period commensurate with the expected term of our stock options over the past several years included a period of time that our stock price experienced unprecedented increases and subsequent declines. We believe that this past stock price volatility is unlikely to be indicative of future stock price behavior.
In the first quarter of fiscal 2006, we recognized $20.6 million of total stock-based compensation expense or 3.3% of net sales as a result of the adoption of SFAS 123R. The adoption of SFAS 123R impacted diluted EPS for the first quarter of fiscal 2006 by $0.04. We expect the impact of the adoption of SFAS 123R on diluted EPS to be approximately $0.04 in each of the remaining quarters of fiscal 2006.
Prior to the adoption of SFAS 123R, we accounted for share-based payments to employees using APB Opinion No. 25’s, Accounting for Stock Issued to Employees, intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. The adoption of SFAS 123R under the modified prospective application method allowed us to recognize compensation cost beginning with the effective date (a) based on the requirement of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. Under the modified prospective application method, prior periods are not restated for the effect of SFAS 123R. We used the graded attribution method for all options granted prior to the adoption of SFAS 123R. Upon adoption of SFAS 123R on October 30, 2005, we switched to the straight-line attribution method to recognize expense for all grants made after October 29, 2005. The expense associated with the unvested portion of the pre-adoption grants will continue to be expensed using the graded attribution method.
Prior to the adoption of SFAS 123R, on October 18, 2005, we accelerated the vesting of all unvested stock options awarded to employees after December 31, 2000 that had exercise prices of $40.00 per share or greater. Options issued to our corporate officers and directors were not accelerated. Unvested options to purchase approximately 18 million shares became exercisable as a result of the vesting acceleration. Because the exercise price of all the modified options was greater than the market price of our underlying common stock on the date of the modification, no stock-based compensation expense was recorded in the statement of income in accordance with APB Opinion No. 25. The primary purpose for modifying the terms of these options to accelerate their vesting was to eliminate the need to recognize the remaining unrecognized non-cash compensation expense in our statement of income associated with these options as measured under SFAS 123, Accounting for Stock-Based Compensation. The approximately $188 million ($134 million net of tax) of future expense associated with these options would have been disproportionately high compared to the economic value of the options at the date of modification.
As of January 28, 2006, the total compensation cost related to unvested awards not yet recognized in the statement of income was approximately $214.6 million, which will be recognized over a weighted average period of 1.9 years.
See Note 2 to our Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q for further information regarding our adoption of SFAS 123R.
Research and Development

	Three Months Ended
	January 28, 2006	January 29, 2005
R&D Expenses	$131,288	$127,534
R&D Expenses as a % of Net Sales	21.1%	22.0%
Research and development, or R&D, expenses increased $3.8 million or 3.0% in the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005. The increase in R&D expenses for the three months ended January 28, 2006 as compared to the same period in fiscal year 2005 was primarily the result of recognizing $9.6 million of stock-based compensation expense in the first quarter of fiscal 2006 as the result of the adoption of SFAS 123R, along with an increase in employee bonus expenses. These items were partially offset by a reduction in legal costs associated with intellectual property litigation and lower licensing fee expenses.
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
Selling, Marketing, General and Administrative

	Three Months Ended
	January 28, 2006	January 29, 2005
SMG&A Expenses	$96,281	$83,341
SMG&A Expenses as a % of Net Sales	15.5%	14.4%
Selling, marketing, general and administrative, or SMG&A, expenses increased $12.9 million or 15.5% in the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005. This year-to-year increase in SMG&A expenses was primarily the result of recording $10.1 million of stock-based compensation expense along with higher employee bonus expenses in the first quarter of fiscal 2006.
Special Charges
Closure of Wafer Fabrication Facility — During the fourth quarter of fiscal 2005, we recorded a special charge of $20 million as a result of a decision to close our California wafer fabrication operations and transfer production to facilities located in Massachusetts and Ireland, as well as to third-party wafer fabricators. The charge was for severance and fringe benefit costs that were recorded pursuant to SFAS 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, under our ongoing benefit plan for 339 manufacturing employees and 28 general and administrative employees. The severance benefit is calculated based on length of past service, and employees must continue to be employed until they are involuntarily terminated in order to receive the severance benefit . As of January 28, 2006, all affected employees remain employed by us. The employment of these employees is expected to terminate upon the closure of the wafer fabrication facility, which is planned for October of 2006. In addition to the charge recorded in the fourth quarter of fiscal 2005, we recorded additional expense in the first quarter of fiscal 2006, which consisted of $5.4 million of non-cash cost of sales expenses for additional depreciation due to shortened useful lives of certain manufacturing equipment and $0.5 million for stay-on bonuses. In accordance with GAAP, we expect to incur additional expenses related to this action during fiscal 2006 of approximately $23.6 million, of which approximately $16.2 million will be for non-cash cost of sales expense for additional depreciation, approximately $1.4 million will be for stay-on bonuses and approximately $6 million will be for estimated lease termination and clean-up costs. The closure of these facilities is expected to be completed by the end of fiscal 2006 and is estimated to result in cost savings of approximately $44 million per year beginning in fiscal 2007. These savings are expected to be realized as follows: approximately $43 million in cost of sales, of which approximately $7 million relates to non-cash depreciation savings, and approximately $1 million in selling, marketing, general and administrative expense.
Reorganization of Product Development and Support Programs — During the fourth quarter of fiscal 2005, we recorded a special charge of $11 million as a result of our decision to reorganize our product development and support programs with the goal of providing greater focus on our analog and DSP product programs. The charge was for severance and fringe benefit costs that were recorded pursuant to SFAS 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, under our ongoing benefit plan or statutory requirements at foreign locations for 60 manufacturing employees and 154 engineering and selling, marketing, general and administrative employees. These employees must continue to be employed until they are involuntarily terminated in order to receive the severance benefit. As of January 28, 2006, the employment of 98 of these employees had been terminated. During the first quarter of fiscal 2006, we recorded an additional special charge of $1 million related to this reorganization action. This charge was for lease obligation costs for a facility we ceased using during the first quarter of fiscal 2006 and the write-off of property, plant and equipment. We do not plan to incur any additional charges relating to this reorganization action. These organizational changes are expected to result in savings of approximately $19 million per year once fully completed by the end of fiscal 2006. These savings are expected to be realized as follows: approximately $9 million in research and development expense, approximately $6 million in selling, marketing, general and administrative expense and approximately $4 million in cost of sales.
Non operating Income
Non operating income increased to $20.6 million in the first quarter of fiscal 2006 from $14.0 million in the first quarter of fiscal 2005. The increase in non operating income was primarily the result of an increase in interest income that was primarily attributable to higher interest rates in the first quarter of fiscal 2006 as compared to the same period of fiscal 2005.
Provision for Income Taxes
Our effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where our income is earned. Our effective income tax rate was 21.1% for the three months ended January 28, 2006 and 22.5% for the three months ended January 29, 2005. The tax rate was higher in the first three months of fiscal 2005 as compared to the first three months of fiscal 2006 primarily due to higher amounts of non-deductible executive compensation in the first quarter of fiscal 2005.
Net Income

	Three Months Ended
	January 28, 2006	January 29, 2005
Net Income	$120,557	$107,443
Net Income as a % of Net Sales	19.4%	18.5%
Diluted EPS	$0.32	$0.28
Net income in the first quarter of fiscal 2006 was higher than the first quarter of fiscal 2005 by approximately $13.1 million primarily as the result of the 7% increase in net sales, the slight improvement in gross margin percentage and the increase in interest income recorded in the first quarter of fiscal 2006 as compared to the same period of fiscal 2005. These items were offset by a year-to-year increase in R&D and SMG&A expenses of $16.7 million, caused primarily as a result of stock-based compensation expense amounting to $19.7 million recorded in the first quarter of fiscal 2006 due to the adoption of SFAS 123R.

Outlook
During the second quarter of fiscal 2006 we are planning for 5% to 6% sequential sales growth in our analog products, driven by anticipated seasonal strength from industrial, consumer, and communications customers. We believe this will be partially offset by a sequential decline in sales of DSP products as a result of the previously announced anticipated divestiture of our DSP-based DSL (digital subscriber line) ASIC and network processor products business, which represented approximately $12 million of revenue in the first quarter of fiscal 2006. While it is difficult to forecast revenue in the semiconductor industry, we are currently planning for revenue in the second quarter of fiscal 2006 to be in the range of $635 million to $650 million.
We are also planning for our gross margin and operating margin to continue to improve and for diluted EPS to be in the range of $0.34 to $0.36 in the second quarter of fiscal 2006. This estimate of diluted EPS includes an approximately $0.05 per share impact related to stock-based compensation expense and previously announced restructuring-related expense that will be recorded in the second quarter of fiscal 2006. The estimate does not reflect a small gain we anticipate we will record as a result of the previously announced sale of the DSP-based DSL ASIC and network processor products business.
Related Party Transactions
One of our directors, who has served on our Board since 1988, became a director of Taiwan Semiconductor Manufacturing Company, or TSMC, in fiscal 2002 and continues to serve as a director of TSMC. We purchased approximately $63 million and $71 million of products from TSMC during the three-month periods ended January 28, 2006 and January 29, 2005, respectively. Approximately $28 million and $27 million was payable to TSMC as of January 28, 2006 and October 29, 2005, respectively. We anticipate that we will make significant purchases from TSMC in the remaining quarters of fiscal year 2006.
Liquidity and Capital Resources
At January 28, 2006, cash, cash equivalents and short-term investments totaled $2,735.1 million, an increase of $29.2 million from the fourth quarter of fiscal 2005. The primary sources of funds for the first three months of fiscal 2006 were net cash generated from operating activities of $175.3 million and proceeds of $38.7 million from our various employee stock plans. The principal uses of funds for the first three months of fiscal 2006 were the repurchase of approximately 3.3 million shares of our common stock for $125.1 million, dividend payments of $44.1 million and capital expenditures of $20.4 million.
Accounts receivable of $317.7 million at the end of the first quarter of fiscal 2006 decreased $2.8 million, or 1%, from $320.5 million at the end of the fourth quarter of fiscal 2005. Days sales outstanding at January 28, 2006 and October 29, 2005 was 47 days.
Inventories increased by $12.2 million, or 3.8%, from $325.6 million at the end of fiscal 2005, to $337.8 million at the end of the first quarter of fiscal 2006. This increase includes $1.9 million of stock-based compensation expense as a result of the adoption of SFAS 123R in the first quarter of fiscal 2006 and additional purchases of externally fabricated wafers in anticipation of increased sales in our second fiscal quarter. Days cost of sales in inventory was 118 days at January 28, 2006 compared to 115 days at October 29, 2005.
Current liabilities decreased to $604.2 million at the end of the first quarter of fiscal 2006, a decrease of $214.7 million, or 26.2%, from the $818.9 million at the end of fiscal 2005. The decrease in current liabilities was primarily the result of a $230.2 million decrease in the deferred compensation plan liability primarily as a result of withdrawals by plan participants in response to certain provisions of the American Jobs Creation Act as more fully described below. These decreases were partially offset by a $10.5 million increase to income taxes payable and a $10.5 million increase to deferred income on shipments to distributors.
During the first three months of fiscal 2006, we distributed $253.4 million from our amended and restated deferred compensation plan (the “Deferred Compensation Plan”) as a result of participant terminations or at the direction of the participants. This amount represented compensation and/or stock option gains previously deferred by those participants pursuant to the terms of our Deferred Compensation Plan. As a result of certain provisions of the American Jobs Creation Act, participants had the opportunity until December 31, 2005 to elect to withdraw amounts previously deferred. As a result of withdrawals pursuant to elections under these provisions or upon termination, participants have withdrawn approximately $253.4 million of deferred compensation, of which $234.4 million was previously reflected in the “Less than 1 Year” column and $19.0 million in the “More than 5 Years” column of the contractual obligations table contained in the section entitled

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Analog Devices Annual Report on Form 10-K for the fiscal year ended October 29, 2005.
Net additions to property, plant and equipment were $20.4 million in the first three months of fiscal 2006 and were funded with a combination of cash on hand and cash generated from operations. Fiscal 2006 capital expenditures are expected to be approximately $110 million to $120 million.
On February 8, 2006, our Board of Directors declared a cash dividend of $0.12 per outstanding share of our common stock. The dividend is payable on March 15, 2006 to shareholders of record on February 24, 2006 and is expected to amount to approximately $44 million. The payment of future dividends, if any, will be based on several factors including our financial performance, outlook and liquidity.
At January 28, 2006, our principal source of liquidity was $2,735.1 million of cash and cash equivalents and short-term investments. We believe that our existing sources of liquidity and cash expected to be generated from future operations, together with anticipated available long-term financing, will be sufficient to fund operations, capital expenditures, research and development efforts, dividend payments (if any) and purchases of stock (if any) under our stock repurchase program for at least the next twelve months and thereafter for the foreseeable future.
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
Inventory Costs
In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4 (SFAS 151). SFAS 151 amends the guidance in ARB No 43, Chapter 4, “Inventory Pricing,” to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges. In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 in the first quarter of fiscal 2006 did not affect our financial condition, results of operations or liquidity.
Critical Accounting Policies and Estimates
Management’s discussion and analysis of the financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience, knowledge of current conditions and beliefs of what could occur in the future given available information. We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment. If actual results differ significantly from management’s estimates and projections, there could be a material effect on our financial statements. We also have other policies that we consider key accounting policies, such as our policy for revenue recognition, including the deferral of revenue on sales to distributors until the products are sold to the end user; however, the application of these policies does not require us to make significant estimates or judgments that are difficult or subjective.
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
Goodwill
In accordance with Statement of Financial Accounting Standards No. 142, or SFAS 142, Goodwill and Other Intangible Assets, goodwill is subject to annual impairment tests, or earlier if indicators of potential impairment exist and suggest that the carrying value of goodwill may not be recoverable from estimated discounted future cash flows. Because we have one reporting segment under SFAS 142, we utilize the entity-wide approach to assess goodwill for impairment and compare our market value to our net book value to determine if an impairment exists. These impairment tests may result in impairment losses that could have a material adverse impact on our results of operations.
Accounting for Income Taxes
We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, or SFAS 109, Accounting for Income Taxes, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We evaluate the realizability of our deferred tax assets quarterly. At January 28, 2006, we had gross deferred tax assets of $165 million primarily resulting from temporary differences between the book and tax bases of assets and liabilities. We have conducted an assessment of the likelihood of realization of those deferred tax assets and concluded that a $46 million valuation allowance is needed to reserve the amount of the deferred tax assets that may not be realized due to the expiration of state credit carryovers. In reaching our conclusion, we evaluated certain relevant criteria including the existence of deferred tax liabilities that can be used to absorb deferred tax assets, the taxable income in prior carryback years that can be used to absorb net operating losses and taxable income in future years. Our judgments regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors. These changes, if any, may require material adjustments to these deferred tax assets, resulting in a reduction in net income or an increase in net loss in the period when such determinations are made.
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
Stock-Based Compensation
The adoption of SFAS 123R in the first quarter of fiscal 2006 requires that stock-based compensation expense associated with stock options be recognized in the statement of income, rather than being disclosed in a pro forma footnote to the consolidated financial statements. Determining the amount of stock-based compensation to be recorded requires us to develop estimates to be used in calculating the grant-date fair value of stock options. We calculate the grant-date fair values using the Black-Scholes valuation model. The use of valuation models requires us to make estimates of the following assumptions:
Expected volatility – we are responsible for estimating volatility and have considered a number of factors, including third-party estimates, when estimating volatility. For options granted prior to fiscal 2005, we used historical volatility to estimate the grant-date fair value of stock options. We changed our method of estimating expected volatility for all stock options granted after fiscal 2004 from exclusively relying on historical volatility to exclusively relying on implied volatility. This change was the result of a thorough review we undertook which included consultations with several third party advisors. We currently believe that the exclusive use of implied volatility results in a more accurate estimate of the grant-date fair value of employee stock options because it more appropriately reflects the market’s expectations of future volatility. Historical volatility during the period commensurate with the expected term of our stock options over the past several years included a period of time that our stock price experienced unprecedented increases and subsequent declines. We believe that this past stock price volatility is unlikely to be indicative of future stock price behavior. Options in our stock are actively traded on several exchanges. Implied volatility is calculated for the period that is commensurate with the option’s expected term assumption. Because this term often exceeds the period for which there are exchange traded options in our stock, statistical techniques are used to derive the implied volatility for traded options with terms commensurate with the option’s expected term of five years. This calculation of implied volatility is based on the most recent five-day period of trades of our exchange-traded options as of the date of grant. In general, the higher the expected volatility used in the Black-Scholes valuation model, the higher the grant-date fair value of the option.
Expected term – we use historical employee exercise and option expiration data to estimate the expected term assumption for the Black-Scholes grant date valuation. We believe that this historical data is currently the best estimate of the expected term of a new option, and that generally, all groups of our employees exhibit similar exercise behavior. In general, the longer the expected term used in the Black-Scholes valuation model, the higher the grant-date fair value of the option.

Risk-free interest rate – the yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected term assumption is used as the risk-free interest rate.
Expected dividend yield – expected dividend yield is calculated by annualizing the cash dividend declared by our Board of Directors for the current quarter and dividing that result by the closing stock price on the date of grant. Until such time as our Board of Directors declares a cash dividend for an amount that is different from the current quarter’s cash dividend, the current dividend will be used in deriving this assumption. Dividends are not paid on options.
The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. We currently expect, based on an analysis of our historical forfeitures that approximately 86% of our options will actually vest, and therefore have applied an annual forfeiture rate of 3.1% to all unvested options as of January 28, 2006. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.
Contingencies
From time to time, we receive notices that our products or manufacturing processes may be infringing the patent or intellectual property rights of others. We periodically assess each matter to determine if a contingent liability should be recorded in accordance with Statement of Financial Accounting Standards No. 5, or SFAS 5, Accounting for Contingencies. In making this determination, we may, depending on the nature of the matter, consult with internal and external legal counsel and technical experts. Based on the information we obtain, combined with our judgment regarding all the facts and circumstances of each matter, we determine whether it is probable that a contingent loss may be incurred and whether the amount of such loss can be reasonably estimated. Should a loss be probable and reasonably estimable, we record a contingent loss in accordance with SFAS 5. In determining the amount of a contingent loss, we consider advice received from experts in the specific matter, current status of legal proceedings, settlement negotiations that may be ongoing, prior case history and other factors. Should the judgments and estimates made by us be incorrect, we may need to record additional contingent losses that could materially adversely impact our results of operations. See Note 10 to our Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q.
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
The semiconductor industry is characterized by frequent claims and litigation involving patent and other intellectual property rights, including claims arising under our contractual indemnification of our customers. We have received from time to time, and may receive in the future, claims from third parties asserting that our products or processes infringe their patents or other intellectual property rights. In the event a third party makes a valid intellectual property claim against us and a license is not available to us on commercially reasonable terms, or at all, we could be forced either to redesign or to stop production of products incorporating that intellectual property, and our operating results could be materially and adversely affected. Litigation may be necessary to enforce our patents or other of our intellectual property rights or to defend us against claims of infringement, and this litigation could be costly and divert the attention of our key personnel. See Note 10 in the Notes to our Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q for information concerning pending litigation that involves us. An adverse outcome in this or other litigation could have a material adverse effect on our consolidated financial position or on our consolidated results of operations or cash flows in the period in which the litigation is resolved.
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
We, and many companies in the semiconductor industry, rely on internal manufacturing capacity located in California as well as wafer fabrication foundries in Taiwan and other sub-contractors in geologically unstable locations around the world. This reliance involves risks associated with the impact of earthquakes on us and the semiconductor industry, including temporary loss of capacity, availability and cost of key raw materials and equipment and availability of key services including transport. Any prolonged inability to utilize one of our manufacturing facilities, or those of our subcontractors or third party wafer-fabrication foundries, as a result of fire, natural disaster, unavailability of electric power or otherwise, would have a material adverse effect on our results of operations and financial condition.

We are exposed to economic, political and other risks through our significant worldwide operations.
During the first quarter of fiscal 2006, approximately 75% of our revenues were derived from customers in international markets. Although we engage in hedging transactions to reduce our exposure to currency exchange rate fluctuations, there can be no assurance that our competitive position will not be adversely affected by changes in the exchange rate of the United States dollar against other currencies. Potential interest rate increases, particularly in the United States and China, as well as high energy costs could have an adverse impact on industrial and consumer spending patterns and could adversely impact demand for our products. We have manufacturing facilities outside the United States in Ireland and the Philippines. In addition to being exposed to the ongoing economic cycles in the semiconductor industry, we are also subject to the economic and political risks inherent in international operations and their impact on the United States economy in general, including the risks associated with ongoing uncertainties and political and economic instability in many countries around the world as well as the economic disruption from acts of terrorism, and the response to them by the United States and its allies. These risks include air transportation disruptions, expropriation, currency controls, currency exchange rate movement, and additional costs related to tax, tariff and freight rate increases.
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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the information provided under ITEM 7A. “Qualitative and Quantitative Disclosures about Market Risk” set forth in our Annual Report on Form 10-K for the year ended October 29, 2005.
ITEM 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Analog’s disclosure controls and procedures as of January 28, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of January 28, 2006, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the first quarter ended January 28, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

				Approximate Dollar
			Total Number of	Value of Shares that
			Shares Purchased	May Yet Be
			as Part of Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans or
Period	Shares Purchased	Paid Per Share (a)	or Programs (b)	Programs
October 30, 2005 through November 26, 2005	400,000	$37.46	400,000	$322,438,376
November 27, 2005 through December 24, 2005	2,862,488	$38.47	2,862,488	$212,326,121
December 25, 2005 through January 28, 2006	—	—	—	$212,326,121

Total	3,262,488	$38.34	3,262,488	$212,326,121

(a)	The average price paid per share of stock repurchased under the stock repurchase program includes the commissions paid to the brokers.

(b)	Repurchased pursuant to the stock repurchase program publicly announced on August 12, 2004, as amended on May 11, 2005, under which our Board of Directors authorized the repurchase of up to an aggregate of $1 billion of our common stock. Under the repurchase program, we may repurchase outstanding shares of our common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.
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

ANALOG DEVICES, INC.

Date: February 15, 2006	By:	/s/ Jerald G. Fishman
Jerald G. Fishman
President and
Chief Executive Officer
(Principal Executive Officer)

Date: February 15, 2006	By:	/s/ Joseph E. McDonough
Joseph E. McDonough
Vice President-Finance
and Chief Financial Officer
(Principal Financial and
Accounting Officer)

Exhibit Index

Exhibit
No.	Description
10.1	Employment Agreement dated November 14, 2005 between Jerald G. Fishman and Analog Devices, Inc., filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-7819) filed November 15, 2005 and incorporated herein by reference.

10.2	Description of Executive Performance Bonus Plan for fiscal year 2006, incorporated herein by reference to Item 1.01 in the Company’s Current Report on Form 8-K (File No. 1-7819) filed January 25, 2006.

10.3	Analog Devices, Inc. Amended and Restated Deferred Compensation Plan.

31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

32.1	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).

32.2	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer).