Form 10-Q
period 2006-04-29
ANALOG DEVICES INC
filed 2006-05-16
CIK 6281

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 29, 2006
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
Large accelerated filer  ☑                                           Accelerated filer  ☐                                           Non-accelerated filer  ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     YES  ☐     NO  ☑
     As of April 29, 2006 there were 361,158,802 shares of Common Stock, $0.16 2/3 par value per share, outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(thousands, except per share amounts)

	Three Months Ended
	April 29, 2006	April 30, 2005
Net sales	$643,872	$603,726

Cost of sales (1)	263,201	257,327

Gross margin	380,671	346,399

Operating expenses:
Research and development (1)	131,848	126,642
Selling, marketing, general and administrative (1)	97,432	85,813

	229,280	212,455

Operating income	151,391	133,944

Nonoperating (income) expenses:
Interest expense	21	10
Interest income	(25,895)	(16,684)
Other, net	(13,351)	(94)

	(39,225)	(16,768)

Income before income taxes	190,616	150,712

Provision for income taxes	44,795	33,113

Net income	$145,821	$117,599

Shares used to compute earnings per share – basic	364,225	370,674

Shares used to compute earnings per share – diluted	376,811	382,337

Earnings per share – basic	$0.40	$0.32

Earnings per share – diluted	$0.39	$0.31

Dividends declared and paid per share	$0.12	$0.06

(1) Includes stock-based compensation expense as follows:
Cost of sales	$990	$—
Research and development	8,543	786
Selling, marketing, general and administrative	7,684	—

Total stock-based compensation expense	$17,217	$786

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(thousands, except per share amounts)

	Six Months Ended
	April 29, 2006	April 30, 2005
Net sales	$1,265,174	$1,184,262

Cost of sales (1)	523,716	502,335

Gross margin	741,458	681,927

Operating expenses:
Research and development (1)	263,136	254,176
Selling, marketing, general and administrative (1)	193,713	169,154
Special charges	1,013	—

	457,862	423,330

Operating income	283,596	258,597

Nonoperating (income) expenses:
Interest expense	31	22
Interest income	(49,152)	(31,247)
Other, net	(10,696)	474

	(59,817)	(30,751)

Income before income taxes	343,413	289,348

Provision for income taxes	77,035	64,306

Net income	$266,378	$225,042

Shares used to compute earnings per share – basic	365,180	373,117

Shares used to compute earnings per share – diluted	378,574	385,222

Earnings per share – basic	$0.73	$0.60

Earnings per share – diluted	$0.70	$0.58

Dividends declared and paid per share	$0.24	$0.12

(1) Includes stock-based compensation expense as follows:
Cost of sales	$1,944	$—
Research and development	18,806	2,584
Selling, marketing, general and administrative	17,774	—

Total stock-based compensation expense	$38,524	$2,584

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands)

Assets	April 29, 2006	October 29, 2005
Cash and cash equivalents	$402,491	$627,591
Short-term investments	2,290,305	2,078,351
Accounts receivable, net	357,880	320,523
Inventories (1):
Raw materials	14,901	12,414
Work in process	262,936	240,064
Finished goods	81,583	73,127

	359,420	325,605
Deferred tax assets	81,858	86,430
Deferred compensation plan investments	1,042	234,376
Prepaid expenses and other current assets	64,480	59,580

Total current assets	3,557,476	3,732,456

Property, plant and equipment, at cost:
Land and buildings	347,372	345,103
Machinery and equipment	1,351,719	1,323,397
Office equipment	78,130	83,969
Leasehold improvements	108,842	108,345

	1,886,063	1,860,814
Less accumulated depreciation and amortization	1,324,525	1,260,908

Net property, plant and equipment	561,538	599,906

Deferred compensation plan investments	29,242	42,941
Other investments	1,290	2,424
Goodwill	163,373	163,373
Intangible assets, net	3,422	4,203
Deferred tax assets	65,761	13,328
Other assets	21,245	24,580

Total other assets	284,333	250,849

	$4,403,347	$4,583,211

(1)	Includes $3,947 related to stock-based compensation expense at April 29, 2006.
See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands, except share amounts)

Liabilities and Shareholders’ Equity	April 29, 2006	October 29, 2005
Accounts payable	$144,783	$128,317
Deferred income on shipments to distributors	152,864	121,802
Income taxes payable	220,009	172,277
Deferred compensation plan liability	1,042	234,376
Accrued liabilities	176,986	162,151

Total current liabilities	695,684	818,923

Deferred income taxes	8,303	1,735
Deferred compensation plan liability	29,353	44,657
Other non-current liabilities	27,076	26,395

Total non-current liabilities	64,732	72,787

Commitments and Contingencies

Shareholders’ Equity

Preferred stock, $1.00 par value, 471,934 shares authorized, none outstanding	—	—
Common stock, $0.16 2/3 par value, 1,200,000,000 shares authorized, 361,158,802 shares issued and outstanding (366,831,612 on October 29, 2005)	60,194	61,139
Capital in excess of par value	144,045	380,206
Retained earnings	3,447,513	3,269,420
Accumulated other comprehensive loss	(8,821)	(19,264)

Total shareholders’ equity	3,642,931	3,691,501

	$4,403,347	$4,583,211

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(thousands)

	Six Months Ended
	April 29, 2006	April 30, 2005
Cash flows from operating activities:
Net income	$266,378	$225,042
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	85,766	77,326
Amortization of intangibles	808	1,369
Stock-based compensation expense	38,524	2,584
Deferred income taxes	(20,401)	7,201
Excess portion of tax benefit – stock option exercises	(14,736)	—
Non-cash portion of special charge	459	—
Gain on sale of product line	(13,027)	—
Other non-cash expense	580	751
Changes in operating assets and liabilities	36,043	(22,198)

Total adjustments	114,016	67,033

Net cash provided by operating activities	380,394	292,075

Cash flows from investing activities:
Purchases of short-term available-for-sale investments	(1,375,974)	(1,740,342)
Maturities of short-term available-for-sale investments	1,168,437	1,588,824
Additions to property, plant and equipment, net	(49,182)	(45,516)
Decrease in other assets	3,856	1,463
Proceeds from sale of product line	23,070	—

Net cash used for investing activities	(229,793)	(195,571)

Cash flows from financing activities:
Repurchase of common stock	(362,807)	(284,697)
Net proceeds from employee stock plans	59,679	28,429
Excess portion of tax benefit – stock option exercises	14,736	—
Dividend payments to shareholders	(88,285)	(44,836)

Net cash used for financing activities	(376,677)	(301,104)

Effect of exchange rate changes on cash	976	28

Net decrease in cash and cash equivalents	(225,100)	(204,572)
Cash and cash equivalents at beginning of period	627,591	518,940

Cash and cash equivalents at end of period	$402,491	$314,368

See accompanying notes.

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED APRIL 29, 2006
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
On October 30, 2005 (the first day of its 2006 fiscal year), the Company adopted SFAS 123R using the modified prospective method as permitted under SFAS 123R. Under this transition method, compensation cost recognized in fiscal 2006 includes: (a) compensation cost for all share-based payments granted prior to but not yet vested as of October 29, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to October 29, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective method of adoption, the Company’s results of operations and financial position for prior periods have not been restated.
Equity Compensation Plans
The Company grants stock options under the following equity compensation plans:
2006 Stock Incentive Plan (2006 Plan) – The 2006 Plan was approved by the Company’s Board of Directors on January 23, 2006 and was approved by shareholders on March 14, 2006. The 2006 Plan provides for the grant of up to 15 million shares of the Company’s common stock, plus such number of additional shares that were subject to outstanding options under the Company’s 1998 Stock Option Plan and the 2001 Broad-Based Stock Option Plan as of January 23, 2006 that are not issued because the applicable option award subsequently terminates or expires without being exercised. The 2006 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, or non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. Employees, officers, directors, consultants and advisors of the Company and its subsidiaries are eligible to be granted awards under the 2006 Plan. No award may be made under the 2006 Plan after March 13, 2016, but awards previously granted may extend beyond that date. The Company will not grant further options under the 1998 Plan or the 2001 Plan.
2001 Broad-Based Stock Option Plan (2001 Plan) - The 2001 Plan was adopted by the Company’s Board of Directors in December 2001 and subsequently amended in December 2002. The 2001 Plan provides for the issuance of options to purchase up to 50 million shares of common stock to employees, consultants or advisors of the Company and its subsidiaries, other than executive officers and directors. Following approval of the 2006 Plan, no further grants will be made under the 2001 Plan.

The 1998 Stock Option Plan (1998 Plan) - The 1998 Plan was approved by shareholders in fiscal 1998 and subsequently amended in December 2001 and December 2002. The 1998 Plan provides for the issuance of nonstatutory and incentive stock options to purchase up to 30 million shares of common stock. In March 2000, the Company’s shareholders approved an amendment to the 1998 Plan to increase the shares reserved for issuance under the 1998 Plan by an additional 34 million shares. Following approval of the 2006 Plan, no further grants will be made under the 1998 Plan.
While the Company may grant to employees options that become exercisable at different times or within different periods, the Company has generally granted to employees options that vest over five years and become exercisable in annual installments of 33 1/3% on each of the third, fourth, and fifth anniversaries of the date of grant; in annual installments of 25% on each of the second, third, fourth and fifth anniversaries of the date of grant; or 20% on each of the first, second, third, fourth and fifth anniversaries of the date of grant. The maximum contractual term of all options is ten years.
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
Grant-Date Fair Value
The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair value of options granted during the three and six month periods ended April 29, 2006 and April 30, 2005 were calculated using the following estimated weighted-average assumptions:

	Three Months Ended		Six Months Ended
	April 29,	April 30,	April 29,	April 30,
Stock Options	2006	2005	2006	2005
Options granted (in thousands)	211	331	8,240	11,697
Weighted-average exercise price	$38.13	$36.42	$39.40	$37.69
Weighted-average grant date fair-value	$10.95	$11.98	$11.61	$10.85
Assumptions:
Expected volatility	28.6%	32.1%	28.6%	27.1%
Expected term (in years)	5.0	5.0	5.0	5.0
Risk-free interest rate	4.7%	3.9%	4.4%	3.6%
Expected dividend yield	1.59%	0.66%	1.23%	0.64%
Expected volatility – The Company is responsible for estimating volatility and has considered a number of factors, including third-party estimates, when estimating volatility. For options granted prior to fiscal 2005, the Company used historical volatility to estimate the grant-date fair value of stock options. The Company changed its method of estimating expected volatility for all stock options granted after fiscal 2004 from exclusively relying on historical volatility to exclusively relying on implied volatility. This change was the result of a thorough review the Company undertook which included consultations with several third-party advisors. The Company currently believes that the exclusive use of implied volatility results in a more accurate estimate of the grant-date fair value of employee stock options because it more appropriately reflects the market’s expectations of future volatility. Historical volatility during the period commensurate with the expected term of the Company’s stock options over the past several years included a period of time that the Company’s stock price experienced unprecedented increases and subsequent declines. The Company believes that this past stock price volatility is unlikely to be indicative of future stock price behavior. Options in the Company’s stock are actively traded on several exchanges. Implied volatility is calculated for the period that is commensurate with the option’s expected term assumption. Because this term often exceeds the period for which there are exchange-traded options in the Company’s stock, statistical techniques are used to derive the implied volatility for traded options with terms commensurate with the option’s expected term of five years. This calculation of implied volatility is derived from the closing prices of the Company’s stock and exchange traded options from the most recent five trading days prior to the grant date of the employee stock option.

Expected term – The Company uses historical employee exercise and option expiration data to estimate the expected term assumption for the Black-Scholes grant-date valuation. The Company believes that this historical data is currently the best estimate of the expected term of a new option, and that generally our employees exhibit similar exercise behavior.
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
Expense
The Company used the graded attribution method to recognize expense for all options granted prior to the adoption of SFAS 123R. Upon adoption of SFAS 123R on October 30, 2005, the Company changed to the straight-line attribution method to recognize expense for options granted after October 29, 2005. The change to the straight-line attribution method was made so that the expense associated with each option granted is recognized evenly over the vesting period. The expense associated with the unvested portion of the pre-adoption grants will continue to be expensed using the graded attribution method.
The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. The Company currently expects, based on an analysis of its historical forfeitures, that approximately 86% of its options will vest, and therefore has applied an annual forfeiture rate of 3.1% to all unvested options as of April 29, 2006. The 3.1% represents the portion that is expected to be forfeited each year over the vesting period, therefore, the cumulative amount, on a compounded basis, that is expected to be forfeited is approximately 14% of the aggregate options granted. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.
The Company’s stock plans provide for retirement-related continued vesting for a portion, or all, of certain stock options based on the optionee’s age and years of service (the retirement provision) in that regardless of whether the employee continues to provide services, the optionee receives the benefit of the stock option. SFAS 123R clarifies the timing for recognizing stock-based compensation expense for awards subject to continued vesting upon meeting this retirement provision. This compensation expense must be recognized over the period from the date of grant to the date retirement eligibility is met if it is shorter than the vesting term. Upon adoption of SFAS 123R in the first quarter of fiscal 2006, the Company’s policy regarding the timing of option expense recognition for optionees meeting the criteria of the retirement provision was changed to recognize compensation cost over the period through the date that the optionee is no longer required to provide service to earn the award. Prior to the adoption of SFAS 123R, the Company’s policy was to recognize these compensation costs over the vesting term. Had the Company applied these non-substantive vesting provisions required by SFAS 123R to awards granted prior to the adoption of SFAS 123R, the impact on the pro forma net earnings presented below would have been immaterial.
The adoption of SFAS 123R on October 30, 2005 had the following impact on the second quarter of fiscal 2006 results: operating profit before tax was reduced by $17.0 million, net income was reduced by $12.2 million, cash flow from operations was reduced by $14.7 million, cash flow from financing activities increased by $14.7 million and basic and diluted EPS were each reduced by $0.03. The adoption of SFAS 123R on October 30, 2005 had the following impact on results for the six months ended April 29, 2006: operating profit before tax was reduced by $37.6 million, net income was reduced by $26.9 million, cash flow from operations was reduced by $14.7 million, cash flow from financing activities increased by $14.7 million and basic and diluted EPS were each reduced by $0.07.
The following table details the effect on net income and earnings per share had stock-based compensation expense been recorded for the three and six month periods ended April 30, 2005 based on the fair-value method under SFAS 123, Accounting for Stock-Based Compensation. The reported and pro forma net income and earnings per share for the three and six month periods ended April 29, 2006 are the same because stock-based compensation expense was calculated and recorded in the financial statements in accordance with the provisions of SFAS 123R.

	Three Months	Six Months
	Ended	Ended
	April 30, 2005	April 30, 2005
Net income, as reported	$117,599	$225,042
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	611	2,004
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(44,456)	(86,641)

Pro forma net income	$73,754	$140,405

Earnings per share:
Basic – as reported	$0.32	$0.60

Basic – pro forma	$0.20	$0.38

Diluted – as reported	$0.31	$0.58

Diluted – pro forma	$0.19	$0.36

Prior to the adoption of SFAS 123R, on October 18, 2005, the Company accelerated the vesting of all unvested stock options awarded to employees after December 31, 2000 that had exercise prices of $40.00 per share or greater. Options issued to its corporate officers and directors were not accelerated. Unvested options to purchase approximately 18 million shares became exercisable as a result of the vesting acceleration. Because the exercise price of all the modified options was greater than the market price of the Company’s underlying common stock on the date of the modification, no stock-based compensation expense was recorded in the statement of income, in accordance with APB Opinion No. 25. The primary purpose for modifying the terms of these out-of-the money stock options to accelerate their vesting was to eliminate the need to recognize the remaining unrecognized non-cash compensation expense in the statement of income associated with these options as measured under SFAS 123. The approximately $188 million ($134 million net of tax) of future expense associated with these options would have been disproportionately high compared to the economic value of the options at the date of modification.
As disclosed in Note 10, on November 15, 2005, the Company announced that it reached a tentative settlement with the Securities and Exchange Commission, or SEC, of the SEC’s previously announced investigation into certain option grants made by the Company. The Company has determined that no restatement of its historical financial results would be necessary due to the proposed settlement because the effects of using revised measurement dates for options granted in 1998, 1999 and 2001 are not material to any of the fiscal years 1998 through 2005, based on the materiality guidelines contained in Staff Accounting Bulletin 99, Materiality (SAB 99). Accordingly, the table presented above has not been restated to reflect the effects of using the revised measurement dates.

Option Activity
A summary of the activity under the Company’s stock option plans as of April 29, 2006 and changes during the three and six month periods then ended is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Options	Average Exercise	Contractual	Intrinsic
	Outstanding	Price Per Share	Term in Years	Value
Options outstanding at January 28, 2006	90,169	$33.80
Options granted	211	38.13
Options exercised	(1,243)	16.94
Options forfeited	(913)	34.06
Options expired	(828)	44.72

Options outstanding at April 29, 2006	87,396	$33.94	6.0	$578,284

Options exercisable at April 29, 2006	60,996	$33.71	5.0	$467,663

Options vested or expected to vest at April 29, 2006 (1)	85,277	$33.86	5.9	$575,028

(1)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

		Weighted-
	Options	Average Exercise
	Outstanding	Price Per Share
Options outstanding at October 29, 2005	85,489	$32.75
Options granted	8,240	39.40
Options exercised	(3,801)	15.72
Options forfeited	(1,377)	33.92
Options expired	(1,155)	44.75

Options outstanding at April 29, 2006	87,396	$33.94

During the three and six months ended April 29, 2006, the total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $27.8 million and $87.0 million, respectively and the total amount of cash received from exercise of these options was $21.1 million and $59.8 million, respectively. The total grant-date fair value of stock options that vested during the three and six months ended April 29, 2006 was approximately $3.9 million and $107.7 million, respectively.
As of April 29, 2006, there was $192.8 million of total unrecognized compensation cost related to unvested share-based awards. That cost is expected to be recognized over a weighted-average period of 1.8 years.
Note 3 – Comprehensive Income
Components of comprehensive income include net income and certain transactions that have generally been reported in the consolidated statement of shareholders’ equity and consist of the following:

	Three Months Ended
	April 29, 2006	April 30, 2005
Net income	$145,821	$117,599

Foreign currency translation adjustments	734	(196)

Unrealized holding gains (losses) (net of taxes of $635 and $1,389, respectively) on securities classified as Short-term Investments	1,179	(2,579)

Unrealized holding losses (net of taxes of $119 and $136, respectively) on securities classified as Other Investments	(220)	(252)

Change in unrealized gains (losses) on derivative instruments designated as cash flow hedges	4,323	(2,853)

Other comprehensive income (loss)	6,016	(5,880)

Comprehensive income	$151,837	$111,719

	Six Months Ended
	April 29, 2006	April 30, 2005
Net income	$266,378	$225,042

Foreign currency translation adjustments	706	663

Unrealized holding gains (losses) (net of taxes of $1,546 and $3,741, respectively) on securities classified as Short-term Investments	2,871	(9,527)

Unrealized holding losses (net of taxes of $104 and $160, respectively) on securities classified as Other Investments	(193)	(549)

Change in unrealized gains (losses) on derivative instruments designated as cash flow hedges	7,059	(1,084)

Other comprehensive income (loss)	10,443	(10,497)

Comprehensive income	$276,821	$214,545

The components of accumulated other comprehensive income at April 29, 2006 and October 29, 2005 consisted of the following:

	April 29, 2006	October 29, 2005
Foreign currency translation adjustment	$4,282	$3,576
Unrealized losses on available-for-sale securities	(9,749)	(12,427)
Unrealized gains (losses) on derivative instruments	2,713	(4,346)
Minimum pension liability adjustment	(6,067)	(6,067)

Total accumulated other comprehensive loss	$(8,821)	$(19,264)

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

	Three Months Ended
	April 29, 2006	April 30, 2005
Basic:
Net income	$145,821	$117,599

Weighted shares outstanding	364,225	370,674

Earnings per share	$0.40	$0.32

Diluted:
Net income	$145,821	$117,599

Weighted shares outstanding	364,225	370,674
Assumed exercise of common stock equivalents	12,586	11,663

Weighted-average common and common equivalent shares	376,811	382,337

Earnings per share	$0.39	$0.31

Anti-dilutive common stock equivalents related to outstanding stock options	43,982	51,010

	Six Months Ended
	April 29, 2006	April 30, 2005
Basic:
Net income	$266,378	$225,042

Weighted shares outstanding	365,180	373,117

Earnings per share	$0.73	$0.60

Diluted:
Net income	$266,378	$225,042

Weighted shares outstanding	365,180	373,117
Assumed exercise of common stock equivalents	13,394	12,105

Weighted-average common and common equivalent shares	378,574	385,222

Earnings per share	$0.70	$0.58

Anti-dilutive common stock equivalents related to outstanding stock options	48,160	48,556

Note 5 – Special Charges
A summary of the Company’s special charges is as follows:

		Reorganization of Product
	Closure of Wafer	Development and Support	Total Special
Income Statement	Fabrication Facility	Programs	Charges
Fiscal 2005 Charges:

Workforce reductions	$20,315	$11,165	$31,480

Total Fiscal 2005 Charges	$20,315	$11,165	$31,480

Fiscal 2006 Charges:

Facility closure costs	$—	$554	$554

Abandonment of equipment	—	459	459

Total Fiscal 2006 Charges	—	1,013	1,013

Total Special Charges	$20,315	$12,178	$32,493

		Reorganization of Product
	Closure of Wafer	Development and Support	Total Special
Accrued Restructuring	Fabrication Facility	Programs	Charges
Balance at October 29, 2005	$20,315	$10,708	$31,023

Special charges	—	1,013	1,013

Severance payments	—	(4,527)	(4,527)

Non-cash impairment charge	—	(459)	(459)

Balance at January 28, 2006	$20,315	$6,735	$27,050

Severance payments	$—	$(1,111)	$(1,111)

Facility closure costs	—	(69)	(69)

Balance at April 29, 2006	$20,315	$5,555	$25,870

Closure of Wafer Fabrication Facility
During the fourth quarter of fiscal 2005, the Company recorded a special charge of $20 million as a result of the Company’s decision to close its California wafer fabrication operations and transfer production to Company-owned fabrication facilities located in Massachusetts and Ireland, as well as to third-party wafer fabricators. The charge was for severance and fringe benefit costs that were recorded pursuant to SFAS 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, under the Company’s ongoing benefit plan for 339 manufacturing employees and 28 general and administrative employees. The severance benefit is calculated based on length of past service, and employees must continue to be employed until they are involuntarily terminated in order to receive the severance benefit. As of April 29, 2006, all affected employees continue to be employed by the Company. The employment of these employees is expected to terminate upon the closure of the wafer fabrication facility which is planned for October 2006. In addition to the charge recorded in the fourth quarter of fiscal 2005, the Company recorded additional expense in each of the first and second quarters of fiscal 2006, which consisted of $5.4 million per quarter of non-cash cost of sales expenses for additional depreciation due to shortened useful lives of certain manufacturing equipment and $0.5 million per quarter for stay-on bonuses. In accordance with GAAP, the Company expects to incur additional expenses related to this action during fiscal 2006 of approximately $18.4 million, of which approximately $10.8 million will be for non-cash cost of sales expense for additional depreciation, approximately $1.6 million will be for stay-on bonuses and approximately $6.0 million will be for estimated lease termination, clean-up and closure costs. The closure of these facilities is expected to be completed by the end of fiscal 2006.
Reorganization of Product Development and Support Programs
During the fourth quarter of fiscal 2005, the Company recorded a special charge of $11 million as a result of its decision to reorganize its product development and support programs with the goal of providing greater focus on its analog and DSP product programs. The charge was for severance and fringe benefit costs that were recorded pursuant to SFAS 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, under the

Company’s ongoing benefit plan or statutory requirements at foreign locations for 60 manufacturing employees and 154 engineering and selling, marketing and general and administrative employees. These employees must continue to be employed until they are involuntarily terminated in order to receive the severance benefit. As of April 29, 2006, the employment of 165 of these employees had been terminated. During the first quarter of fiscal 2006, the Company recorded an additional special charge of $1.0 million related to this reorganization action. This charge was for lease obligation costs for a facility the Company ceased using during the first quarter of fiscal 2006 and the write-off of property, plant and equipment at this facility. The Company does not plan to incur any material additional charges related to this reorganization action. These organizational changes are expected to be fully completed by the end of fiscal 2006.
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
Intangible assets, which continue to be amortized, consisted of the following:

	April 29, 2006		October 29, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Technology-based	$17,423	$14,286	$17,423	$13,567
Tradename	1,167	882	1,167	820
Other	6,147	6,147	6,147	6,147

Total	$24,737	$21,315	$24,737	$20,534

Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from five to ten years. Amortization expense related to intangibles was $0.4 million and $0.7 million for the three-month periods ended April 29, 2006 and April 30, 2005, respectively, and $0.8 million and $1.4 million for the six-month periods ended April 29, 2006 and April 30, 2005, respectively.
The Company expects amortization expense for these intangible assets to be:

Fiscal	Amortization
Years	Expense
Remainder of 2006	$808
2007	1,616
2008	998

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
Net periodic pension cost of non-U.S. plans is presented in the following table:

	Three Months Ended
	April 29, 2006	April 30, 2005
Service cost	$3,812	$2,125
Interest cost	2,611	1,674
Expected return on plan assets	(2,736)	(1,876)
Amortization of prior service cost	28	48
Amortization of transitional (asset) or obligation	(15)	17
Recognized actuarial loss	514	166

Net periodic pension cost	$4,214	$2,154

	Six Months Ended
	April 29, 2006	April 30, 2005
Service cost	$7,547	$4,260
Interest cost	5,166	3,358
Expected return on plan assets	(5,410)	(3,764)
Amortization of prior service cost	56	96
Amortization of transitional (asset) or obligation	(30)	35
Recognized actuarial loss	1,019	332

Net periodic pension cost	$8,348	$4,317

Contributions of $1.9 million and $3.5 million were made by the Company during the three and six months ended April 29, 2006, respectively. The Company presently anticipates contributing an additional $3.0 million to fund its defined benefit pension plans in fiscal year 2006 for a total of $6.5 million.
Note 9 – Product Warranties
The Company generally offers a 12-month warranty for its products. The Company’s warranty policy provides for replacement of the defective product. Specific accruals are recorded for known product warranty issues. Product warranty expenses were not material during either of the three and six month periods ended April 29, 2006 and April 30, 2005.
Note 10 – Commitments and Contingencies
Tentative Settlement of the SEC’s Previously Announced Stock Option Investigation
In the Company’s Form 10-K filing dated November 30, 2004, the Company disclosed that the Securities and Exchange Commission (SEC) had initiated an inquiry into its stock option granting practices, focusing on options that were granted shortly before the issuance of favorable financial results. On November 15, 2005, the Company announced that it had reached a tentative settlement with the SEC.
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
Other Commitments and Contingencies
On June 14, 2005, Biax Corporation filed its first amended complaint for patent infringement in the United States District Court for the Eastern District of Texas against the Company and Intel Corporation, alleging that the Company infringed three patents owned by Biax relating to parallel processors. Prior to the filing of the first amended complaint, the Company was unaware of Biax or this action. The first amended complaint seeks injunctive relief, unspecified damages with interest, as well as Biax’s costs, expenses and fees. On August 3, 2005, the Company filed an answer and counterclaimed against Biax. In the counterclaim, the Company seeks rulings that the patents are not infringed, the patents are invalid and the patents are unenforceable. On November 7, 2005, Biax filed a second amended complaint alleging that the Company infringed two additional patents. The case has entered the discovery phase. The Company intends to vigorously defend against these allegations. The Company is unable at this time to predict the outcome of this litigation; however, the Company believes that the final disposition of this matter will not have a material adverse effect on the Company or its financial position.
On November 6, 2003, Enron Corporation commenced a proceeding in the United States Bankruptcy Court for the Southern District of New York. On December 1, 2003, Enron filed an amended complaint to add the Company as a defendant in such proceeding. The amended complaint alleges that transfers made by Enron in satisfaction of obligations it had under commercial paper are recoverable as preferential transfers and fraudulent transfers and are subject to avoidance under the United States Bankruptcy Code. It is alleged that payments made in premature satisfaction of obligations under commercial paper totaling approximately $20 million are recoverable from J.P. Morgan Securities, Inc., Fleet Capital Markets, Fleet National Bank and/or the Company. The Company sold $20 million of Enron commercial paper to Fleet and did not enter into any direct transactions with Enron. The Company filed a motion to dismiss the adversary proceeding. The motion to dismiss was denied by order dated June 30, 2005. The Company intends to vigorously defend against these claims. Although the Company believes it has meritorious defenses to the asserted claims, it is unable at this time to predict the outcome of this proceeding. The Company believes that the final disposition of this matter will not have a material adverse effect on the Company or its financial position.
The Company is currently under routine audit by United States Internal Revenue Service (the IRS) for fiscal years 2001, 2002 and 2003. The audit has not been completed and the IRS has not issued a report on its audit. However, during February 2006, the IRS issued proposed adjustments to the Company and based on these proposed adjustments, the Company does not expect that the final outcome of this audit will have a material impact on the Company or its financial position. The Company’s income tax payable at April 29, 2006 was approximately $220 million, which included approximately $131 million for U.S. federal and state income taxes and foreign income taxes for all open tax years.
In April 2006, the Company received a demand from a purported shareholder to inspect the Company’s books and records relating to certain grants of options made to directors and officers of the Company at diverse times. The Company intends to respond to this demand in due course.
In May 2006, the Company received a demand from a purported shareholder with respect to certain grants of options made to directors and officers of the Company during the years 1998, 1999 and 2001. That demand seeks, among other things, the commencement of an action by the directors of the Company on behalf of the Company against those directors and officers for breach of fiduciary duties arising from the granting of the options. The Company intends to respond to this demand in due course.
On or about May 5, 2006, Mr. Gregory Bender filed a complaint for patent infringement in the U.S. District Court for the Eastern District of Texas against the Company, Civil Action Number 2:06-CV-192. Prior to the filing of the complaint, the Company was unaware of Mr. Bender or this action. In his complaint, Mr. Bender alleges that certain of the Company’s amplifier products infringe a patent Mr. Bender owns. He seeks unspecified damages as well as a permanent injunction enjoining the Company from infringing his patent. Mr. Bender has not yet served his complaint on the Company. The Company intends to vigorously defend against these allegations. The Company cannot predict the outcome of this matter, but believes that the disposition of the matter will not have a material adverse effect on the Company or its financial position.
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
While the Company does not believe that any of the matters described above will have a material adverse effect on the Company’s financial position, an adverse outcome of any of these matters is possible and could have a material adverse effect on the Company’s consolidated results of operations or cash flows in the quarter or annual period in which one or more of these matters are resolved.
Note 11 – Common Stock Repurchase
In August 2004, the Company’s Board of Directors approved the repurchase of up to $500 million of the Company’s common stock. On May 11, 2005, the Company’s Board of Directors amended the stock repurchase program by increasing the total amount of the Company’s common stock the Company is authorized to repurchase from $500 million to $1 billion of common stock. On March 14, 2006, the Board of Directors authorized the repurchase by the Company of an additional $1 billion of the Company’s common stock, increasing the total amount of the Company’s common stock the Company can repurchase from $1 billion to $2 billion of the Company’s common stock. Under the repurchase program, the Company may repurchase outstanding shares of its common stock from time to time in the open market and through privately negotiated transactions.

Unless terminated earlier by resolution of the Company’s Board of Directors, the repurchase program will expire when the Company has repurchased all shares authorized under the program. The Company repurchased a total of 6.2 million shares for approximately $238 million during the second quarter of fiscal 2006. As of April 29, 2006, the Company had repurchased approximately 28 million shares of its common stock for approximately $1,025 million under this program. The repurchased shares are held as authorized but unissued shares of common stock.
Note 12 – Related Party Transactions
Certain of the Company’s directors are affiliated with companies that sell products to the Company. One of the Company’s directors, who has served on the Company’s Board of Directors since 1988, became a director of Taiwan Semiconductor Manufacturing Company, or TSMC, in fiscal 2002 and currently serves as a director of TSMC. The Company purchased approximately $78 million and $52 million of products from TSMC during the three-month periods ended April 29, 2006 and April 30, 2005, respectively, and approximately $141 million and $122 million in the six-month periods ended April 29, 2006 and April 30, 2005, respectively. Approximately $30 million and $27 million was payable to TSMC as of April 29, 2006 and October 29, 2005, respectively. The Company anticipates that it will make significant purchases from TSMC in the remaining quarters of fiscal year 2006.
Note 13 – New Accounting Standards
Accounting Changes and Error Corrections
In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections (SFAS 154) which supersedes APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impractical, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retroactively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS 154 and is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material impact on the Company’s financial condition, results of operations or liquidity.
Asset Retirements
In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143 (FIN 47). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS 143, Accounting for Asset Retirement Obligations, and refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company is currently analyzing FIN 47 and believes the adoption of FIN 47 will not have a material impact on the Company’s financial condition, results of operations or liquidity.
Inventory Costs
In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4 (SFAS 151). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges. In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 in the first quarter of fiscal 2006 did not impact the Company’s financial condition, results of operations or liquidity.
Note 14 – Deferred Compensation Plan Investments and Liability
As a result of certain provisions of the American Jobs Creation Act, participants had the opportunity until December 31, 2005 to elect to withdraw amounts previously deferred under the Company’s Deferred Compensation Plan. As a result of withdrawals pursuant to elections under these provisions or upon termination of their employment with the Company, participants withdrew approximately $254.1 million of deferred compensation during the first six months of fiscal 2006. This amount represented compensation and/or stock option gains previously deferred by those participants pursuant to the terms of the Deferred Compensation Plan.
Note 15 – Gain on Sale of Product Line
During the second quarter of fiscal 2006, on February 21, 2006, the Company completed the sale to Ikanos Communications, Inc. of its DSP-based digital subscriber line (DSL) application-specific integrated circuit (ASIC) and network processor product line. The Company received approximately $23.1 million in cash for the product line and after providing for the write-off of inventory, fixed assets and other costs incurred to complete the transaction, recorded a net gain of approximately $13.0 million in nonoperating income during the second quarter of fiscal 2006.
Note 16 – Subsequent Events
On May 3, 2006, the Company reached an agreement with TTPCom Limited, or TTPCom, under which TTPCom will transfer to the Company intellectual property, engineering resources, and related assets associated with the support and customization of TTPCom GSM/GPRS/EDGE modem software specifically for use on the Company’s products. The agreement grants the Company the right to distribute directly TTPCom’s modem software for use on the Company’s SoftFone baseband products and provides development rights for AJAR, TTPCom’s advanced applications platform. The transaction is valued at approximately $23 million, payable in cash, of which $11 million will be paid at closing and the balance will be payable after completion of certain technical milestones, and is expected to be completed during the Company’s third fiscal quarter of 2006.
On May 10, 2006, the Company’s Board of Directors declared a cash dividend of $0.16 per outstanding share of common stock. The dividend will be paid on June 14, 2006 to all shareholders of record at the close of business on May 26, 2006.

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
This Quarterly Report on Form 10-Q, including the section below entitled “Outlook,” contains or incorporates forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and our management’s beliefs and assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. We have included important factors in the cautionary statements below under the heading “Factors That May Affect Future Results” that we believe could cause our actual results to differ materially from the forward-looking statements we make. We do not intend to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
Results of Operations
Overview

	Three Months Ended		Six Months Ended
	April 29, 2006	April 30, 2005	April 29, 2006	April 30, 2005
Net Sales	$643,872	$603,726	$1,265,174	$1,184,262
Gross Margin %	59.1%	57.4%	58.6%	57.6%
Diluted EPS	$0.39	$0.31	$0.70	$0.58
Net Income	$145,821	$117,599	$266,378	$225,042
Net Income as a % of Sales	22.6%	19.5%	21.1%	19.0%
Sales
Net sales in the second quarter of fiscal 2006 increased by $40.1 million, or 6.6%, from the amount recorded in the second quarter of fiscal 2005. Net sales increased $80.9 million, or 6.8%, in the six months ended April 29, 2006 from the comparable period in fiscal 2005.
Revenue Trends by End Market
Revenues from products sold into the industrial end markets (which includes factory automation, scientific and medical instrumentation, semiconductor automatic test equipment (ATE), defense electronics and automotive applications) increased 7% in the second quarter of fiscal 2006 compared to the first quarter of fiscal 2006. Revenue from this end market increased 13% and 15% in the three and six months ended April 29, 2006, respectively, as compared to the same periods of fiscal 2005. These increases reflect a broad based recovery in demand for our products across a wide range of our customers in this end market. The industrial end market represented approximately 42% of our total revenue in the second quarter of fiscal 2006.
Revenues from products sold into the consumer end markets increased 14% in the second quarter of fiscal 2006 compared to the first quarter of fiscal 2006. Revenue from this end market increased 13% and 16% in the three and six months ended April 29, 2006, respectively, as compared to the same periods of fiscal 2005. These increases were primarily the result of the success of our products in digital camera applications and to a lesser extent in a broad array of audio and video applications. The consumer end market represented approximately 17% of our total revenue in the second quarter of fiscal 2006.
Revenues from products sold into the communications end markets were essentially flat in the second quarter of fiscal 2006 compared to the first quarter of fiscal 2006. Revenue from this end market was also essentially flat in the three and six months ended April 29, 2006 as compared to the same periods of fiscal 2005. Wireless infrastructure product revenues remained strong and represented the highest growth in the second quarter of fiscal 2006 in this market, increasing 11%, as compared to the first quarter of fiscal 2006. Revenue from wireless infrastructure products increased 3% in both the three and six months ended April 29, 2006, respectively, as compared to the same periods of fiscal 2005. Wireless handsets increased slightly in the second quarter of fiscal 2006 compared to the first quarter of fiscal 2006 and declined slightly during the three and six months ended April 29, 2006 as compared to the same periods of fiscal 2005. Networking product revenues declined 24% in the second quarter of fiscal 2006 as compared to the first quarter of fiscal 2006. Networking product revenues declined 26% and 17% in the three and six months ended April 29, 2006, respectively, as compared to the same periods of fiscal 2005. The decline in revenue from products sold into the networking end market was expected and was due to the sale of our DSP-based DSL ASIC and network processor product line (representing approximately $12.0 million and $20.1 million of the decline in the three and six months ended April 29, 2006 as compared to the same periods in the prior year). The communications end market represented approximately 29% of our total revenues in the second quarter of fiscal 2006.
Revenues from products sold into the computer end markets declined 8% in the second quarter of fiscal 2006 as compared to the first quarter of fiscal 2006 and remained flat as compared to the same period of fiscal 2005. Revenue from this end market decreased 6% in the six months ended April 29, 2006 as compared to the same period of fiscal 2005. The computer end market represented approximately 12% of our total revenue in the second quarter of fiscal 2006.

	Three Months Ended		Six Months Ended
	April 29, 2006	April 30, 2005	April 29, 2006	April 30, 2005
Analog products as a % of sales	84%	81%	83%	80%
DSP products as a % of sales	16%	19%	17%	20%
Our analog product sales were higher by 11% in both the three and six month periods ended April 29, 2006, as compared to the same periods of fiscal 2005 as a result of increases in sales of converter and amplifier products. Our DSP product sales were lower by 10% and 9% for the three and six month periods ended April 29, 2006, respectively, from the comparable periods of fiscal 2005, primarily due to the sale of the DSP-based DSL ASIC and network processor product line.
The dollars and percentage of sales by geographic region, based upon point of sale, for the three and six month periods ended April 29, 2006 and April 30, 2005 are as follows:

	Three Months Ended		Six Months Ended
Region	April 29, 2006	April 30, 2005	April 29, 2006	April 30, 2005
North America	$165,719	$149,936	$322,261	$296,186
% of sales	26%	25%	25%	25%
Europe	$139,550	$141,133	$274,028	$279,616
% of sales	22%	23%	22%	24%
Japan	$121,315	$113,712	$237,332	$215,067
% of sales	19%	19%	19%	18%
China	$87,135	$61,180	$166,594	$137,810
% of sales	13%	10%	13%	12%
Rest of Asia	$130,153	$137,765	$264,959	$255,583
% of sales	20%	23%	21%	21%

Gross Margin

	Three Months Ended		Six Months Ended
	April 29, 2006	April 30, 2005	April 29, 2006	April 30, 2005
Gross Margin	$380,671	$346,399	$741,458	$681,927
Gross Margin %	59.1%	57.4%	58.6%	57.6%
Gross margin increased 170 basis points in the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005 and increased 100 basis points for the six months ended April 29, 2006 compared to the same period of fiscal 2005. These increases in gross margin were primarily the result of the increased sales of higher margin products during the first six months of fiscal 2006 as compared to the same periods in the prior year but were partially offset by stock-based compensation expense and restructuring-related expense during the first six months of fiscal 2006. Gross margin included $6.9 and $13.7 million of stock-based compensation expenses and restructuring-related expenses in the second quarter of fiscal 2006 and the six months ended April 29, 2006, respectively.
Stock-based Compensation Expense
During the first quarter of fiscal 2006, on October 30, 2005, we adopted the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, using the modified prospective application method. Compensation cost is calculated on the date of grant using the fair value of the options as calculated by the use of the Black-Scholes valuation model. The Black-Scholes valuation model requires us to make several assumptions. One of the key assumptions is expected volatility. For options granted prior to fiscal 2005, we used historical volatility to estimate the grant-date fair value of stock options. We changed our method of estimating expected volatility for all stock options granted after fiscal 2004 from exclusively relying on historical volatility to exclusively relying on implied volatility. This change was the result of a thorough review we undertook which included consultations with several third-party advisors. We currently believe that the exclusive use of implied volatility results in a more accurate estimate of the grant-date fair value of employee stock options because it more appropriately reflects the market’s expectations of future volatility. Historical volatility during the period commensurate with the expected term of our stock options over the past several years included a period of time during which our stock price experienced unprecedented increases and subsequent declines. We believe that this past stock price volatility is unlikely to be indicative of future stock price behavior.
In the second quarter of fiscal 2006, we recognized $17.0 million of stock-based compensation expense, or 2.6% of net sales, as a result of the adoption of SFAS 123R. The adoption of SFAS 123R reduced diluted EPS for the second quarter of fiscal 2006 by $0.03. For the six months ended April 29, 2006, we recognized $37.6 million of stock-based compensation expense, or 3.0% of net sales, as a result of the adoption of SFAS 123R. The adoption of SFAS 123R reduced diluted EPS for the six month period ended April 29, 2006 by $0.07.
We expect that our adoption of SFAS 123R will reduce diluted EPS by $0.03 in each of the remaining quarters of fiscal 2006.
Prior to the adoption of SFAS 123R, we accounted for share-based payments to employees using APB Opinion No. 25’s, Accounting for Stock Issued to Employees, intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. The adoption of SFAS 123R under the modified prospective application method allowed us to recognize compensation cost beginning with the effective date (a) based on the requirement of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. Under the modified prospective application method, prior periods are not restated for the effect of SFAS 123R. We used the graded attribution method to recognize expense for all options granted prior to the adoption of SFAS 123R. Upon adoption of SFAS 123R on October 30, 2005, we switched to the straight-line attribution method to recognize expense for all grants made after October 29, 2005. The expense associated with the unvested portion of the pre-adoption grants will continue to be expensed using the graded attribution method.
Prior to the adoption of SFAS 123R, on October 18, 2005, we accelerated the vesting of all unvested stock options awarded to employees after December 31, 2000 that had exercise prices of $40.00 per share or greater. Options issued to our corporate officers and directors were not accelerated. Unvested options to purchase approximately 18 million shares became exercisable as a result of the vesting acceleration. Because the exercise price of all the modified options was greater than the market price of our underlying common stock on the date of the modification, no stock-based compensation expense was recorded in the statement of income in accordance with APB Opinion No. 25. The primary purpose for modifying the terms of these out-of-the-money stock options to accelerate their vesting was to eliminate the need to recognize the remaining unrecognized non-cash compensation expense in our statement of income associated with these stock options as measured under SFAS 123, Accounting for Stock-Based Compensation. The approximately $188 million ($134 million net of tax) of future expense associated with these options would have been disproportionately high compared to the economic value of the options at the date of modification.
As of April 29, 2006, the total compensation cost related to unvested awards not yet recognized in the statement of income was approximately $192.8 million, which will be recognized over a weighted average period of 1.8 years.
See Note 2 to our Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q for further information regarding our adoption of SFAS 123R.
Research and Development

	Three Months Ended		Six Months Ended
	April 29, 2006	April 30, 2005	April 29, 2006	April 30, 2005
R&D Expenses	$131,848	$126,642	$263,136	$254,176
R&D Expenses as a % of Net Sales	20.5%	21.0%	20.8%	21.5%
Research and development, or R&D, expenses increased $5.2 million, or 4.1%, in the second quarter of fiscal 2006 as compared to the second quarter of fiscal 2005. The increase in R&D expenses for the three months ended April 29, 2006 as compared to the same period in fiscal year 2005 was primarily the result of recognizing $8.3 million of stock-based compensation expense in the second quarter of fiscal 2006 as the result of the adoption of SFAS 123R, along with an increase in employee bonus expenses. These items were partially offset by the reductions of various other expenses.
R&D expense increased $9.0 million, or 3.5%, in the first six months of fiscal 2006 compared to the amount recorded in the comparable period of fiscal 2005 primarily due to recognizing $17.8 million of stock-based compensation expense in the first six-months of fiscal 2006 as the result of the adoption of SFAS 123R, along with an increase in employee bonus expenses. These items were partially offset by the reductions of various other expenses.
R&D expense as a percentage of net sales will fluctuate from quarter to quarter depending on the amount of net sales and the success of new product development efforts, which we view as critical to our future growth. At any point in time we have hundreds of R&D projects underway, and we believe that none of these projects is material on an individual basis. We expect to continue the development of innovative technologies and processes for new products, and we believe that a continued commitment to R&D is essential in order to maintain product leadership with our existing products and to provide innovative new product offerings. Therefore, we are planning to continue to make significant R&D investments in the future.

Selling, Marketing, General and Administrative

	Three Months Ended		Six Months Ended
	April 29, 2006	April 30, 2005	April 29, 2006	April 30, 2005
SMG&A Expenses	$97,432	$85,813	$193,713	$169,154
SMG&A Expenses as a % of Net Sales	15.1%	14.2%	15.3%	14.3%
Selling, marketing, general and administrative, or SMG&A, expenses increased $11.6 million, or 13.5%, in the second quarter of fiscal 2006 as compared to the second quarter of fiscal 2005. This increase was primarily the result of recording $7.7 million of stock-based compensation expense related to the adoption of SFAS 123R along with higher employee salary, benefit and bonus expenses in the second quarter of fiscal 2006. SMG&A expenses increased $24.6 million, or 14.5%, in the first six months of fiscal 2006 as compared to the comparable period of fiscal 2005. This increase was primarily the result of recording $17.8 million of stock-based compensation expense as the result of the adoption of SFAS 123R along with higher employee salary, benefit and bonus expenses.
Special Charges
Closure of Wafer Fabrication Facility - During the fourth quarter of fiscal 2005, we recorded a special charge of $20 million as a result of a decision to close our California wafer fabrication operations and transfer production to our facilities located in Massachusetts and Ireland, as well as to third-party wafer fabricators. The charge was for severance and fringe benefit costs that were recorded pursuant to SFAS 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, under our ongoing benefit plan for 339 manufacturing employees and 28 general and administrative employees. The severance benefit is calculated based on length of past service, and employees must continue to be employed until they are involuntarily terminated in order to receive the severance benefit . As of April 29, 2006, all affected employees continue to be employed by us. The employment of these employees is expected to terminate upon the closure of the wafer fabrication facility, which is planned for October 2006. In addition to the charge recorded in the fourth quarter of fiscal 2005, we recorded additional expense in each of the first two quarters of fiscal 2006, which consisted of $5.4 million per quarter of non-cash cost of sales expenses for additional depreciation due to shortened useful lives of certain manufacturing equipment and $0.5 million per quarter for stay-on bonuses. In accordance with GAAP, we expect to incur additional expenses related to this action during fiscal 2006 of approximately $18.4 million, of which approximately $10.8 million will be for non-cash cost of sales expense for additional depreciation, approximately $1.6 million will be for stay-on bonuses and approximately $6.0 million will be for estimated lease termination, clean-up and closure costs. The closure of these facilities is expected to be completed by the end of fiscal 2006 and is estimated to result in cost savings of approximately $44 million per year beginning in fiscal 2007. These savings are expected to be realized as follows: approximately $43 million in cost of sales, of which approximately $7 million relates to non-cash depreciation savings, and approximately $1 million in selling, marketing, general and administrative expense.
Reorganization of Product Development and Support Programs - During the fourth quarter of fiscal 2005, we recorded a special charge of $11 million as a result of our decision to reorganize our product development and support programs with the goal of providing greater focus on our analog and DSP product programs. The charge was for severance and fringe benefit costs that were recorded pursuant to SFAS 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, under our ongoing benefit plan or statutory requirements at foreign locations for 60 manufacturing employees and 154 engineering and selling, marketing, general and administrative employees. These employees must continue to be employed until they are involuntarily terminated in order to receive the severance benefit. As of April 29, 2006, the employment of 165 of these employees had been terminated. During the first quarter of fiscal 2006, we recorded an additional special charge of $1 million related to this reorganization action. This charge was for lease obligation costs for a facility we ceased using during the first quarter of fiscal 2006 and the write-off of property, plant and equipment at this facility. We do not plan to incur any material additional charges related to this reorganization action. These organizational changes are expected to result in savings of approximately $19 million per year once fully completed by the end of fiscal 2006. These savings are expected to be realized as follows: approximately $9 million in research and development expense, approximately $6 million in selling, marketing, general and administrative expense and approximately $4 million in cost of sales.

Operating Income

	Three Months Ended		Six Months Ended
	April 29, 2006	April 30, 2005	April 29, 2006	April 30, 2005
Operating Income	$151,391	$133,944	$283,596	$258,597
Operating Income as a % of Net Sales	23.5%	22.2%	22.4%	21.8%
The $17.4 million increase in operating income in the second quarter of fiscal 2006 as compared to the second quarter of fiscal 2005 was primarily a result of a 6.6% increase in net sales and a 170 basis point increase in gross margin. These increases were partially offset by $5.9 million of restructuring-related expense and $17.0 million of stock-based compensation expense related to the adoption of SFAS 123R included in the second quarter of fiscal 2006.
The $25.0 million increase in operating income in the first six months of fiscal 2006 as compared to the same period of fiscal 2005 was primarily a result of a 6.8% increase in net sales and a 100 basis point increase in gross margin. These increases were partially offset by $12.8 million of restructuring-related expense and $37.6 million of stock-based compensation expense related to the adoption of SFAS 123R included in the results for the first six months of fiscal 2006.
Nonoperating(Income) Expense

	Three Months Ended		Six Months Ended
	April 29, 2006	April 30, 2005	April 29, 2006	April 30, 2005
Interest expense	$21	$10	$31	$22
Interest income	(25,895)	(16,684)	(49,152)	(31,247)
Other (income) / expense, net	(13,351)	(94)	(10,696)	474

Total non operating income	$(39,225)	$(16,768)	$(59,817)	$(30,751)

Nonoperating income increased by $22.5 million and $29.1 million in the three and six months ended April 29, 2006, respectively, compared to the same periods in the prior fiscal year. The increase in nonoperating income was primarily the result of a $13.0 million gain on the sale of our DSP-based DSL ASIC and network processor product line during the second quarter of fiscal 2006 and higher interest income. The higher interest income was primarily attributable to higher interest rates in the first and second quarters of fiscal 2006 as compared to the same periods of fiscal 2005.
Provision for Income Taxes

	Three Months Ended		Six Months Ended
	April 29, 2006	April 30, 2005	April 29, 2006	April 30, 2005
Provision for Income Taxes	$44,795	$33,113	$77,035	$64,306
Effective Income Tax Rate	23.5%	22.0%	22.4%	22.2%
Our effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where our income is earned. The tax rate was higher for the first three and six months periods ended April 29, 2006 as compared to the comparable periods of fiscal 2005 primarily due to shifts in the mix of worldwide profits, partially offset by higher amounts of non-deductible executive compensation in the comparable periods of fiscal 2005.

Net Income

	Three Months Ended		Six Months Ended
	April 29, 2006	April 30, 2005	April 29, 2006	April 30, 2005
Net Income	$145,821	$117,599	$266,378	$225,042
Net Income as a % of Net Sales	22.6%	19.5%	21.1%	19.0%
Diluted EPS	$0.39	$0.31	$0.70	$0.58
Net income in the second quarter of fiscal 2006 was higher than in the second quarter of fiscal 2005 by approximately $28.2 million primarily as the result of a 6.6% increase in net sales, the improvement in gross margin percentage and the increase in nonoperating income as a result of the sale of the DSP-based DSL ASIC and network processor product line. These items were partially offset by a year-to-year increase in R&D and SMG&A expenses of $16.8 million primarily as a result of $16.0 million of stock-based compensation expense related to the adoption of SFAS 123R recorded in the second quarter of fiscal 2006.
In the six-month period ended April 29, 2006, net income was higher than in the same period in the prior year by approximately $41.3 million primarily as a result of the 6.8% increase in net sales, the improvement in gross margin percentage and the increase in nonoperating income as a result of the previously announced sale of the DSP-based DSL ASIC and network processor product line. These items were partially offset by a year-to-year increase in R&D and SMG&A expenses of $33.6 million primarily as a result of $35.6 million of stock-based compensation expense related to the adoption of SFAS 123R recorded in the six months ended April 29, 2006.
Outlook
While it is difficult to forecast revenue in the semiconductor industry, we are currently planning for revenue in the third quarter of fiscal 2006 to be in the range of $675 million to $685 million.
We are also planning for our gross margin percentage in the third quarter to be approximately the same as the second quarter of fiscal 2006. Operating expenses are planned to increase by approximately 3% primarily due to increased profit sharing and commissions as sales and operating margin increase. Diluted EPS is planned to be in the range of $0.38 to $0.39 in the third quarter of fiscal 2006. This estimate of diluted EPS includes an approximately $0.06 per share impact related to stock-based compensation expense, previously announced restructuring-related expense and anticipated expenses associated with our planned acquisition of certain assets of TTPCom Limited that will be recorded in the third quarter of fiscal 2006.
Related Party Transactions
One of our directors, who has served on our Board of Directors since 1988, became a director of Taiwan Semiconductor Manufacturing Company, or TSMC, in fiscal 2002 and continues to serve as a director of TSMC. We purchased approximately $78 million and $52 million of products from TSMC during the three-month periods ended April 29, 2006 and April 30, 2005, respectively and approximately $141 million and $122 million in each of the six-month periods ended April 29, 2006 and April 30, 2005, respectively. Approximately $30 million and $27 million was payable to TSMC as of April 29, 2006 and October 29, 2005, respectively. We anticipate that we will make significant purchases from TSMC in the remaining quarters of fiscal year 2006.

Liquidity and Capital Resources

	Six Months Ended
	April 29, 2006	April 30, 2005
Net Cash Provided by Operations	$380,394	$292,075
Net Cash Provided by Operations as a % Net Sales	30.1%	24.7%
At April 29, 2006, cash, cash equivalents and short-term investments totaled $2,692.8 million, a decrease of $13.1 million from the fourth quarter of fiscal 2005. The primary sources of funds for the first six months of fiscal 2006 were net cash generated from operating activities of $380.4 million, proceeds from the sale of a product line of $23.1 million and proceeds of $59.7 million from our various employee stock plans. The principal uses of funds for the first six months of fiscal 2006 were the repurchase of approximately 9.5 million shares of our common stock for an aggregate of $362.8 million, dividend payments of $88.3 million and capital expenditures of $49.2 million.

	April 29, 2006	October 29, 2005
Accounts Receivable	$357,880	$320,523
Days Sales Outstanding	51	47
Inventory	$359,420	$325,605
Days Cost of Sales in Inventory	125	115
Accounts receivable at April 29, 2006 increased $37.4 million, or 11.7%, from the end of the fourth quarter of fiscal 2005 and days sales outstanding increased by four days. The increase in days sales outstanding was primarily due to a disproportionate number of shipments in the last month of the second quarter as a result of the resolution of supply issues from earlier in the quarter.
Inventory at April 29, 2006 increased by $33.8 million, or 10.4%, from the end of fiscal 2005. Approximately $4.5 million of this increase is in preparation for the planned closure of our wafer fabrication facility in California and approximately $3.9 million relates to the capitalization of manufacturing related stock-based compensation expense as a result of the adoption of SFAS 123R in the first quarter of fiscal 2006. The remainder of the increase primarily relates to an increase to fulfill planned sales growth for the third quarter of fiscal 2006.
Current liabilities decreased to $695.7 million at April 29, 2006, a decrease of $123.2 million, or 15.0%, from the $818.9 million at the end of fiscal 2005. The decrease in current liabilities was largely the result of a $233.3 million net decrease in the deferred compensation plan liability primarily as a result of withdrawals by plan participants in response to certain provisions of the American Jobs Creation Act as more fully described below. These decreases were partially offset by a $47.7 million increase in income taxes payable due to higher income and a $31.1 million increase to deferred income on shipments to distributors due to the increase in demand for our products.
During the first six months of fiscal 2006, we distributed $254.1 million from our amended and restated deferred compensation plan, or the Deferred Compensation Plan, as a result of participant terminations or at the direction of the participants. This amount represented compensation and/or stock option gains previously deferred by those participants pursuant to the terms of our Deferred Compensation Plan. As a result of certain provisions of the American Jobs Creation Act, participants had the opportunity until December 31, 2005 to elect to withdraw amounts previously deferred. As a result of withdrawals pursuant to elections under these provisions or upon termination, participants have withdrawn approximately $254.1 million of deferred compensation, of which $234.4 million was previously reflected in the “Less than 1 Year” column and $19.7 million in the “More than 5 Years” column of the contractual obligations table contained in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended October 29, 2005.
Net additions to property, plant and equipment were $49.2 million in the first six months of fiscal 2006 and were funded with a combination of cash on hand and cash generated from operations. Fiscal 2006 capital expenditures are expected to be approximately $135 million to $145 million.

On May 10, 2006, our Board of Directors declared a cash dividend of $0.16 per outstanding share of our common stock. The dividend is payable on June 14, 2006 to shareholders of record on May 26, 2006 and is expected to be approximately $58 million in the aggregate. The payment of future dividends will be based on several factors including our financial performance, outlook and liquidity. Quarterly dividends are expected to continue at $0.16 per share, subject to declaration or change by our Board of Directors.
At April 29, 2006, our principal source of liquidity was $2,692.8 million of cash and cash equivalents and short-term investments. We believe that our existing sources of liquidity and cash expected to be generated from future operations, together with anticipated available long-term financing, will be sufficient to fund operations, capital expenditures, research and development efforts, dividend payments (if any) and purchases of stock (if any) under our stock repurchase program for at least the next twelve months and thereafter for the foreseeable future.
New Accounting Pronouncements
Accounting Changes and Error Corrections
In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections which supersedes APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements (SFAS 154). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retroactively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have a material impact on our financial condition, results of operations or liquidity.
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
Inventory Costs
In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4 (SFAS 151). SFAS 151 amends the guidance in ARB No 43, Chapter 4, “Inventory Pricing,” to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges. In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 in the first quarter of fiscal 2006 did not impact our financial condition, results of operations or liquidity.
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
Goodwill
In accordance with SFAS 142, Goodwill and Other Intangible Assets, goodwill is subject to annual impairment tests, or earlier if indicators of potential impairment exist and suggest that the carrying value of goodwill may not be recoverable from estimated discounted future cash flows. Because we have one reporting segment under SFAS 142, we utilize the entity-wide approach to assess goodwill for impairment and compare our market value to our net book value to determine if an impairment exists. These impairment tests may result in impairment losses that could have a material adverse impact on our results of operations.
Accounting for Income Taxes
We account for income taxes in accordance with SFAS 109, Accounting for Income Taxes, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We evaluate the realizability of our deferred tax assets quarterly. At April 29, 2006, we had gross deferred tax assets of $185 million primarily resulting from temporary differences between the book and tax bases of assets and liabilities. We have conducted an assessment of the likelihood of realization of those deferred tax assets and concluded that a $46 million valuation allowance is needed to reserve the amount of the deferred tax assets that may not be realized due to the expiration of state credit carryovers. In reaching our conclusion, we evaluated certain relevant criteria including the existence of deferred tax liabilities that can be used to absorb deferred tax assets, the taxable income in prior carryback years that can be used to absorb net operating losses and taxable income in future years. Our judgments regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors. These changes, if any, may require material adjustments to these deferred tax assets, resulting in a reduction in net income or an increase in net loss in the period when such determinations are made.
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
Expected volatility – We are responsible for estimating volatility and have considered a number of factors, including third-party estimates, when estimating volatility. For options granted prior to fiscal 2005, we used historical volatility to estimate the grant-date fair value of stock options. We changed our method of estimating expected volatility for all stock options granted after fiscal 2004 from exclusively relying on historical volatility to exclusively relying on implied volatility. This change was the result of a thorough review we undertook which included consultations with several third-party advisors. We currently believe that the exclusive use of implied volatility results in a more accurate estimate of the grant-date fair value of employee stock options because it more appropriately reflects the market’s expectations of future volatility. Historical volatility during the period commensurate with the expected term of our stock options over the past several years included a period of time that our stock price experienced unprecedented increases and subsequent declines. We believe that this past stock price volatility is unlikely to be indicative of future stock price behavior. Options in our stock are actively traded on several exchanges. Implied volatility is calculated for the period that is commensurate with the option’s expected term assumption. Because this term often exceeds the period for which there are exchange-traded options in our stock, statistical techniques are used to derive the implied volatility for traded options with terms commensurate with the option’s expected term of five years. This calculation of implied volatility is derived from the closing prices of the company’s stock and exchange traded options from the most recent five trading days prior to the grant date of the employee stock option. In general, the higher the expected volatility used in the Black-Scholes valuation model, the higher the grant-date fair value of the option.
Expected term – We use historical employee exercise and option expiration data to estimate the expected term assumption for the Black-Scholes grant date valuation. We believe that this historical data is currently the best estimate of the expected term of a new option, and that generally, all of our employees exhibit similar exercise behavior. In general, the longer the expected term used in the Black-Scholes valuation model, the higher the grant-date fair value of the option.
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

The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. We currently expect, based on an analysis of our historical forfeitures, that approximately 86% of our options will vest, and therefore have applied an annual forfeiture rate of 3.1% to all unvested options as of April 29, 2006. The 3.1% represents the portion that is expected to be forfeited each year over the vesting period, therefore, the cumulative amount, on a compounded basis, that is expected to be forfeited is approximately 14% of the aggregate options granted. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.
Contingencies
From time to time, we receive notices that our products or manufacturing processes may be infringing the patent or intellectual property rights of others. We periodically assess each matter to determine if a contingent liability should be recorded in accordance with SFAS 5, Accounting for Contingencies. In making this determination, we may, depending on the nature of the matter, consult with internal and external legal counsel and technical experts. Based on the information we obtain, combined with our judgment regarding all the facts and circumstances of each matter, we determine whether it is probable that a contingent loss may be incurred and whether the amount of such loss can be reasonably estimated. Should a loss be probable and reasonably estimable, we record a contingent loss in accordance with SFAS 5. In determining the amount of a contingent loss, we consider advice received from experts in the specific matter, current status of legal proceedings, settlement negotiations that may be ongoing, prior case history and other factors. Should the judgments and estimates made by us be incorrect, we may need to record additional contingent losses that could materially adversely impact our results of operations. See Note 10 to our Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q.
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
In certain markets where end-user demand may be particularly volatile and difficult to predict, some customers place orders that require us to manufacture product and have it available for shipment, even though the customer is unwilling to make a binding commitment to purchase all, or even any, of the product. At any given time, this situation could affect a portion of our backlog. As a result, we are subject to the risk of cancelation of orders leading to a sharp reduction of sales and backlog. Further, those orders may be for products that meet the customer’s unique requirements so that those canceled orders would, in addition, result in an inventory of unsaleable products, resulting in potential inventory write-offs. As a result of lengthy manufacturing cycles for certain of the products subject to these uncertainties, the amount of unsaleable product could be substantial. Reductions, cancelations or delays in orders for our products could adversely affect our operating results.
Our future success depends upon our ability to continue to improve our products, develop and market new products and enter new markets.
Our success significantly depends on our continued ability to improve our products and develop and market new products. There can be no assurance that we will be able to develop and introduce new and improved products in a timely manner or that new and improved products, if developed, will achieve market acceptance. In addition, our customers generally impose very high quality standards on our products, which often change and may be difficult or costly to satisfy. Any inability to satisfy such quality standards may adversely affect demand for our products and our results of operations. In addition, our growth is dependent on our continued ability to penetrate new markets where we have limited experience and competition is intense. There can be no assurance that the markets we serve will grow in the future, that our existing and new products will meet the requirements of these markets, that our products will achieve customer acceptance in these markets, that competitors will not force prices to an unacceptably low level or take market share from us, or that we can achieve or maintain profits in these markets. Furthermore, a decline in demand in one or several of our end-user markets could have a material adverse effect on the demand for our products and our results of operations. Also, some of our customers in these markets are less established, which could subject us to increased credit risk.
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
We rely primarily upon know-how, rather than on patents, to develop and maintain our competitive position. There can be no assurance that others will not develop or patent similar technology or reverse engineer our products or that the confidentiality agreements upon which we rely will be adequate to protect our interests. Other companies or individuals have obtained patents covering a variety of semiconductor designs and processes, and we might be required to obtain licenses under some of these patents or be precluded from making and selling the infringing products, if such patents are found to be valid. There can be no assurance that we would be able to obtain licenses, if required, upon commercially reasonable terms, or at all. Moreover, the laws of foreign countries in which we design, manufacture and market our products may afford little or no effective protection of our proprietary technology.
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
The semiconductor industry is characterized by frequent claims and litigation involving patent and other intellectual property rights, including claims arising under our contractual indemnification of our customers. We have received from time to time, and may receive in the future, claims from third parties asserting that our products or processes infringe their patents or other intellectual property rights. In the event a third party makes a valid intellectual property claim against us and a license is not available to us on commercially reasonable terms, or at all, we could be forced either to redesign or to stop production of products incorporating that intellectual property, and our operating results could be materially and adversely affected. Litigation may be necessary to enforce our patents or other of our intellectual property rights or to defend us against claims of infringement, and this litigation could be costly and divert the attention of our key personnel. See Note 10 in the Notes to our Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q for information concerning certain pending litigation that involves us. An adverse outcome in these or other litigation could have a material adverse effect on our consolidated financial position or on our consolidated results of operations or cash flows in the period in which the litigation is resolved.
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
To remain competitive we may need to acquire other companies or purchase or license technology from third parties in order to introduce new products and services or enhance our existing products and services.
We may not be able to find businesses that have the technology we need and, if we find such businesses, may not be able to purchase or license the technology on commercially favorable terms or at all. Acquisitions and technology licenses are difficult to identify and complete for a number of reasons, including the cost of potential transactions, competition among prospective buyers and licensees and the need for regulatory approvals. In order to finance a potential transaction, we may need to raise additional funds by selling our stock or borrowing money. We may not be able to find financing on favorable terms, and the sale of our stock may result in the dilution of our existing shareholders. In addition, once we have completed an acquisition or technology license, the acquired business or our relationship with the licensor may not be successful.
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
During the second quarter of fiscal 2006, approximately 74% of our revenues were derived from customers in international markets. Although we engage in hedging transactions to reduce our exposure to currency exchange rate fluctuations, there can be no assurance that our competitive position will not be adversely affected by changes in the exchange rate of the United States dollar against other currencies. Potential interest rate increases, particularly in the United States and China, as well as high energy costs could have an adverse impact on industrial and consumer spending patterns and could adversely impact demand for our products. We have manufacturing facilities outside the United States in Ireland and the Philippines. In addition to being exposed to the ongoing economic cycles in the semiconductor industry, we are also subject to the economic and political risks inherent in international operations and their impact on the United States economy in general, including the risks associated with ongoing uncertainties and political and economic instability in many countries around the world as well as the economic disruption from acts of terrorism, and the response to them by the United States and its allies. These risks include air transportation disruptions, expropriation, currency controls, currency exchange rate movement, and additional costs related to tax, tariff and freight rate increases.
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
ITEM 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Analog’s disclosure controls and procedures as of April 29, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 29, 2006, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in Internal Control over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the second quarter ended April 29, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
In April 2006, we received a demand from a purported shareholder to inspect books and records relating to certain grants of options made to our directors and officers at diverse times. We intend to respond to this demand in due course.
In May 2006, we received a demand from a purported shareholder with respect to certain grants of options made to our directors and officers during the years 1998, 1999 and 2001. That demand seeks, among other things, the commencement of an action by our directors on behalf of Analog Devices, Inc. against those directors and officers for breach of fiduciary duties arising from the granting of the options. We intend to respond to this demand in due course.
On or about May 5, 2006, Mr. Gregory Bender filed a complaint for patent infringement in the U.S. District Court for the Eastern District of Texas against us, Civil Action Number 2:06-CV-192. Prior to the filing of the complaint, we were unaware of Mr. Bender or this action. In his complaint, Mr. Bender alleges that certain of our amplifier products infringe a patent Mr. Bender owns, and he seeks unspecified damages as well as a permanent injunction enjoining us from infringing his patent. Mr. Bender has not yet served his complaint on us. We intend to vigorously defend against these allegations. We cannot predict the outcome of this matter, but we believe that the disposition of the matter will not have a material adverse effect on our results of operations and financial condition.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

				Approximate Dollar
			Total Number of	Value of Shares that
			Shares Purchased	May Yet Be
			as Part of Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans or
Period	Shares Purchased	Paid Per Share (a)	or Programs (b)	Programs
January 29, 2006 through February 25, 2006	798,200	$38.92	798,200	$181,257,392
February 26, 2006 through March 25, 2006	3,615,300	$37.97	3,615,300	$1,043,975,577
March 26, 2006 through April 29, 2006	1,817,901	$38.15	1,817,901	$974,617,417

Total	6,231,401	$38.15	6,231,401	$974,617,417

(a)	The average price paid per share of stock repurchased under the stock repurchase program includes the commissions paid to the brokers.

(b)	Repurchased pursuant to the stock repurchase program publicly announced on August 12, 2004, as amended on May 11, 2005, under which our Board of Directors authorized the repurchase of up to an aggregate of $1 billion of our common stock.
On March 14, 2006, our Board of Directors authorized the repurchase by us of an additional $1 billion of our common stock, increasing the total amount of our common stock we can repurchase from $1 billion to $2 billion of our common stock. Under the repurchase program, we may repurchase outstanding shares of our common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.
ITEM 4. Submission of Matters to a Vote of Security Holders
At our Annual Meeting of Shareholders held on March 14, 2006, our shareholders elected Messrs. James A. Champy, Kenton J. Sicchitano and Lester C. Thurow to serve as Class I Directors for a term of three years by the following votes:

Nominee	Votes For	Votes Withheld	Broker Non-Votes

James A. Champy	243,963,965	86,265,683	0
Kenton J. Sicchitano	324,687,105	5,542,543	0
Lester C. Thurow	321,974,973	8,254,675	0
Each of the following directors who were not up for reelection at the Annual Meeting of Shareholders continues to serve as a director following the Annual Meeting of Shareholders: Messrs. Jerald G. Fishman, John C. Hodgson, F. Grant Saviers, Paul J. Severino, John L. Doyle, and Ray Stata and Ms. Christine King.
Shareholders also ratified the selection by the audit committee of our Board of Directors of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending October 28, 2006 by a vote of 323,393,908 in favor, 4,648,169 opposed and 2,187,571 abstaining.
Shareholders also approved of the 2006 Stock Incentive Plan by a vote of 238,077,487 in favor, 54,480,210 opposed, 2,398,170 abstaining and 35,273,781 broker non-votes.
Shareholders did not approve the shareholder proposal to amend our governance documents to require election of directors by majority vote. That proposal received the following votes: 100,682,370 in favor, 182,890,354 opposed, 11,385,143 abstaining and 35,271,781 broker non-votes.
ITEM 6. Exhibits
The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q and such Exhibit Index is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANALOG DEVICES, INC.
Date: May 16, 2006	By:	/s/ Jerald G. Fishman
Jerald G. Fishman
President and Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2006	By:	/s/ Joseph E. McDonough
Joseph E. McDonough
Vice President-Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
No.	Description

10.1	2006 Stock Incentive Plan of Analog Devices, Inc., incorporated herein by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission February 8, 2006 (File No. 1-7819).

31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

32.1	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).

32.2	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer).