Form 10-Q
period 2006-07-29
ANALOG DEVICES INC
filed 2006-08-15
CIK 6281

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 29, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☑
     As of July 29, 2006 there were 352,850,890 shares of Common Stock, $0.16 2/3 par value per share, outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(thousands, except per share amounts)

	Three Months Ended
	July 29, 2006	July 30, 2005
Net sales	$663,660	$582,416

Cost of sales (1)	273,550	244,178

Gross margin	390,110	338,238

Operating expenses:
Research and development (1)	136,061	119,217
Selling, marketing, general and administrative (1)	99,663	84,407
Purchased in-process research and development	5,500	—

	241,224	203,624

Operating income	148,886	134,614

Nonoperating (income) expense:
Interest expense	4	—
Interest income	(26,716)	(19,156)
Other, net	435	94

	(26,277)	(19,062)

Income before income taxes	175,163	153,676

Provision for income taxes	30,478	32,272

Net income	$144,685	$121,404

Shares used to compute earnings per share – basic	357,887	370,985

Shares used to compute earnings per share – diluted	369,542	382,830

Earnings per share – basic	$0.40	$0.33

Earnings per share – diluted	$0.39	$0.32

Dividends declared and paid per share	$0.16	$0.10

(1) Includes stock-based compensation expense as follows:
Cost of sales	$2,949	$—
Research and development	8,302	1,303
Selling, marketing, general and administrative	8,055	—

Total stock-based compensation expense	$19,306	$1,303

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(thousands, except per share amounts)

	Nine Months Ended
	July 29, 2006	July 30, 2005
Net sales	$1,928,834	$1,766,678

Cost of sales (1)	797,266	746,513

Gross margin	1,131,568	1,020,165

Operating expenses:
Research and development (1)	399,197	373,393
Selling, marketing, general and administrative (1)	293,376	253,561
Purchased in-process research and development	5,500	—
Special charges	1,013	—

	699,086	626,954

Operating income	432,482	393,211

Nonoperating (income) expense:
Interest expense	35	22
Interest income	(75,868)	(50,403)
Other, net	(10,261)	568

	(86,094)	(49,813)

Income before income taxes	518,576	443,024

Provision for income taxes	107,513	96,578

Net income	$411,063	$346,446

Shares used to compute earnings per share – basic	362,749	372,407

Shares used to compute earnings per share – diluted	375,563	384,425

Earnings per share – basic	$1.13	$0.93

Earnings per share – diluted	$1.09	$0.90

Dividends declared and paid per share	$0.40	$0.22

(1)Includes stock-based compensation expense as follows:
Cost of sales	$4,893	$—
Research and development	27,108	3,887
Selling, marketing, general and administrative	25,829	—

Total stock-based compensation expense	$57,830	$3,887

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands)

Assets	July 29, 2006	October 29, 2005
Cash and cash equivalents	$523,125	$627,591
Short-term investments	1,992,936	2,078,351
Accounts receivable, net	359,774	320,523
Inventories (1):
Raw materials	16,119	12,414
Work in process	264,838	240,064
Finished goods	96,477	73,127

	377,434	325,605
Deferred tax assets	83,977	86,430
Deferred compensation plan investments	1,063	234,376
Prepaid expenses and other current assets	94,619	59,580

Total current assets	3,432,928	3,732,456

Property, plant and equipment, at cost:
Land and buildings	350,527	345,103
Machinery and equipment	1,380,944	1,323,397
Office equipment	78,570	83,969
Leasehold improvements	108,622	108,345

	1,918,663	1,860,814
Less accumulated depreciation and amortization	1,360,609	1,260,908

Net property, plant and equipment	558,054	599,906

Deferred compensation plan investments	29,203	42,941
Other investments	1,114	2,424
Goodwill	165,435	163,373
Intangible assets, net	15,498	4,203
Deferred tax assets	69,234	13,328
Other assets	20,781	24,580

Total other assets	301,265	250,849

	$4,292,247	$4,583,211

(1) Includes $4,066 related to stock-based compensation expense at July 29, 2006.
See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands, except share amounts)

Liabilities and Shareholders’ Equity	July 29, 2006	October 29, 2005
Accounts payable	$166,313	$128,317
Deferred income on shipments to distributors	165,850	121,802
Income taxes payable	99,509	172,277
Deferred compensation plan liability	1,063	234,376
Accrued liabilities	152,429	162,151

Total current liabilities	585,164	818,923

Deferred income taxes	3,659	1,735
Deferred compensation plan liability	29,270	44,657
Other non-current liabilities	26,720	26,395

Total non-current liabilities	59,649	72,787

Commitments and Contingencies

Shareholders’ Equity

Preferred stock, $1.00 par value, 471,934 shares authorized, none outstanding	—	—
Common stock, $0.16 2/3 par value, 1,200,000,000 shares authorized, 352,850,890 shares issued and outstanding (366,831,612 on October 29, 2005)	58,810	61,139
Capital in excess of par value	60,244	380,206
Retained earnings	3,534,675	3,269,420
Accumulated other comprehensive loss	(6,295)	(19,264)

Total shareholders’ equity	3,647,434	3,691,501

	$4,292,247	$4,583,211

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(thousands)

	Nine Months Ended
	July 29, 2006	July 30, 2005
Cash flows from operating activities:
Net income	$411,063	$346,446
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	127,947	115,127
Amortization of intangibles	1,953	2,041
Stock-based compensation expense	57,830	3,887
Deferred income taxes	(32,386)	8,937
Non-cash tax benefit – SFAS 123R	(155,956)	—
Non-cash portion of special charge	459	—
Gain on sale of product line	(13,027)	—
Purchased in-process research and development	5,500	—
Other non-cash expense	664	924
Changes in operating assets and liabilities	50,320	(4,977)

Total adjustments	43,304	125,939

Net cash provided by operating activities	454,367	472,385

Cash flows from investing activities:
Purchases of short-term available-for-sale investments	(2,065,104)	(2,581,828)
Maturities of short-term available-for-sale investments	2,158,075	2,195,129
Additions to property, plant and equipment	(87,542)	(64,428)
Decrease in other assets	4,125	1,668
Payments for acquisition	(14,913)	—
Proceeds from sale of product line	23,070	—

Net cash provided by (used for) investing activities	17,711	(449,459)

Cash flows from financing activities:
Repurchase of common stock	(667,970)	(284,697)
Net proceeds from employee stock plans	79,852	72,398
Non-cash tax benefit – SFAS 123R	155,956	—
Dividend payments to shareholders	(145,809)	(81,870)

Net cash used for financing activities	(577,971)	(294,169)

Effect of exchange rate changes on cash	1,427	356

Net decrease in cash and cash equivalents	(104,466)	(270,887)
Cash and cash equivalents at beginning of period	627,591	518,940

Cash and cash equivalents at end of period	$523,125	$248,053

See accompanying notes.

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JULY 29, 2006
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
Note 2 – Stock-Based Compensation
On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123 Accounting for Stock-Based Compensation. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement over their vesting period based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative.
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
Equity Compensation Plans
The Company grants, or has granted, stock options and other stock and stock-based awards under the following equity compensation plans:
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
Employee Stock Purchase Plans - The Company also has employee stock purchase plans (ESPPs) that allow eligible employees to purchase, through payroll deductions, shares of the Company’s common stock at 85% of the fair market value at specified dates. Employees may withdraw from an offering before the purchase date and obtain a refund of the amounts withheld through payroll deductions plus accrued interest. The latest offering period began June 1, 2005 and ended on June 1, 2006; therefore, June 1, 2005 is considered the grant date for the purposes of recognizing the stock-based compensation expense for this offering period. During fiscal 2006, the Company’s Board of Directors decided that the latest offering period, which ended June 1, 2006, will be the last offering period under the ESPPs. Under APB Opinion No. 25, the Company was not required to recognize stock-based compensation expense for the cost of stock options or shares issued under the Company’s ESPPs. Upon adoption of SFAS 123R, the Company began recording stock-based compensation expense related to the ESPPs.
Grant-Date Fair Value
The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair value of options granted during the three and nine month periods ended July 29, 2006 and July 30, 2005 were calculated using the following estimated weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	July 29,	July 30,	July 29,	July 30,
Stock Options	2006	2005	2006	2005

Options granted (in thousands)	158	816	8,398	12,513
Weighted-average exercise price	$33.46	$37.20	$39.29	$37.65
Weighted-average grant date fair-value	$9.84	$11.09	$11.58	$10.87
Assumptions:
Weighted-average expected volatility	30.2%	30.5%	28.6%	27.4%
Weighted-average expected term (in years)	5.0	5.0	5.0	5.0
Risk-free interest rate	5.1%	3.6%	4.4%	3.6%
Expected dividend yield	1.92%	1.08%	1.24%	0.67%
Expected volatility – The Company is responsible for estimating volatility and has considered a number of factors, including third-party estimates, when estimating volatility. For options granted prior to fiscal 2005, the Company used historical volatility to estimate the grant-date fair value of stock options. The Company changed its method of estimating expected volatility for all stock options granted after fiscal 2004 from exclusively relying on historical volatility to exclusively relying on implied volatility. This change was the result of a thorough review the Company undertook which included consultations with several third-party advisors. The Company currently believes that the exclusive use of implied volatility results in a more accurate estimate of the grant-date fair value of employee stock options because it more appropriately reflects the market’s expectations of future volatility. Historical volatility during the period commensurate with the expected term of the Company’s stock options over the past several years included a period of time that the Company’s stock price experienced unprecedented increases and subsequent declines. The Company believes that this past stock price volatility is unlikely to be indicative of future stock price behavior. Options in the Company’s stock are actively traded on several exchanges. Implied volatility is calculated for the period that is commensurate with the option’s expected term assumption. Because this term often exceeds the period for which there are exchange-traded options in the Company’s stock, statistical techniques are used to derive the implied volatility for traded options with terms commensurate with the option’s expected term of five years. This calculation of implied volatility is derived from the closing prices of both the Company’s stock and exchange traded options from the most recent five trading days prior to the grant date of the employee stock option.
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
Expected dividend yield – Expected dividend yield is calculated by annualizing the cash dividend declared by the Company’s Board of Directors for the current quarter and dividing that result by the closing stock price on the date of grant. Until such time as the Company’s Board of Directors declares a cash dividend for an amount that is different from the current quarter’s cash dividend, the current dividend will be used in deriving this assumption. Dividends are not paid on options, restricted stock or restricted stock units.
Expense
The Company used the graded attribution method to recognize expense for all stock-based awards prior to the adoption of SFAS 123R. Upon adoption of SFAS 123R on October 30, 2005, the Company changed to the straight-line attribution method to recognize expense for stock-based awards after October 29, 2005. The change to the straight-line attribution method was made so that the expense associated with each stock-based award is recognized evenly over the vesting period. The expense associated with the unvested portion of the pre-adoption grants will continue to be expensed using the graded attribution method.
The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock-based award. The Company currently expects, based on an analysis of its historical forfeitures, that approximately 86% of its stock-based awards will vest, and therefore has applied an annual forfeiture rate of 3.1% to all unvested stock-based awards as of July 29, 2006. The 3.1% represents the portion that is expected to be forfeited each year over the vesting period; therefore, the cumulative amount, on a compounded basis, that is expected to be forfeited is approximately 14% of the aggregate stock-based awards. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.
The Company’s stock option agreements provide for retirement-related continued vesting for a portion, or all, of certain stock options based on the optionee’s age and years of service (the retirement provision) in that regardless of whether the employee continues to provide services, the optionee receives the benefit of the stock option. SFAS 123R clarifies the timing for recognizing stock-based compensation expense for awards subject to continued vesting upon meeting this retirement provision. This compensation expense must be recognized over the period from the date of grant to the date retirement eligibility is met if it is shorter than the required service period. Upon adoption of SFAS 123R in the first quarter of fiscal 2006, the Company’s policy regarding the timing of option expense recognition for optionees meeting the criteria of the retirement provision was changed to recognize compensation cost over the period through the date that the optionee is no longer required to provide service to earn the award. Prior to the adoption of SFAS 123R, the Company’s policy was to recognize these compensation costs over the vesting term. Had the Company applied these non-substantive vesting provisions required by SFAS 123R to awards granted prior to the adoption of SFAS 123R, the impact on the pro forma net earnings presented below would have been immaterial.
The adoption of SFAS 123R on October 30, 2005 had the following impact on the third quarter of fiscal 2006 results: operating profit before tax was decreased by $19.0 million, net income was decreased by $13.4 million, cash flow from operations was decreased by $141.2 million, cash flow from financing activities was increased by $141.2 million and basic and diluted EPS were each decreased by $0.04 The adoption of SFAS 123R on October 30, 2005 had the following impact on results for the nine months ended July 29, 2006: operating profit before tax was decreased by $56.6 million, net income was decreased by $40.3 million, cash flow from operations was decreased by $156.0 million, cash flow from financing activities was increased by $156.0 million and basic and diluted EPS were each decreased by $0.11.

The following table details the effect on net income and earnings per share had stock-based compensation expense been recorded for the three and nine month periods ended July 30, 2005 based on the fair-value method under SFAS 123, Accounting for Stock-Based Compensation. The reported and pro forma net income and earnings per share for the three and nine month periods ended July 29, 2006 are the same because stock-based compensation expense was calculated and recorded in the financial statements in accordance with the provisions of SFAS 123R.

	Three Months	Nine Months
	Ended	Ended
	July 30, 2005	July 30, 2005
Net income, as reported	$121,404	$346,446
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,029	3,033
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(49,793)	(136,434)

Pro forma net income	$72,640	$213,045

Earnings per share:
Basic – as reported	$0.33	$0.93

Basic – pro forma	$0.20	$0.57

Diluted – as reported	$0.32	$0.90

Diluted – pro forma	$0.19	$0.55

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

Stock-Based Compensation Activity
A summary of the activity under the Company’s stock option plans as of July 29, 2006 and changes during the three and nine month periods then ended is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Options	Average Exercise	Contractual	Intrinsic
	Outstanding	Price Per Share	Term in Years	Value

Options outstanding at April 29, 2006	87,396	$33.94
Options granted	158	33.46
Options exercised	(533)	15.37
Options forfeited	(256)	34.56
Options expired	(1,021)	44.44

Options outstanding at July 29, 2006	85,744	$33.93	5.8	$392,259

Options exercisable at July 29, 2006	59,494	$33.69	4.7	$320,093

Options vested or expected to vest at July 29, 2006 (1)	83,813	$33.85	5.7	$390,797

(1)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

		Weighted-
	Options	Average Exercise
	Outstanding	Price Per Share

Options outstanding at October 29, 2005	85,489	$32.75
Options granted	8,398	39.29
Options exercised	(4,334)	15.67
Options forfeited	(1,633)	34.02
Options expired	(2,176)	44.61

Options outstanding at July 29, 2006	85,744	$33.93

During the three and nine months ended July 29, 2006, the total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $9.3 million and $96.3 million, respectively, and the total amount of cash received from exercise of these options was $8.2 million and $68.0 million, respectively. The total grant-date fair value of stock options that vested during the three and nine months ended July 29, 2006 was approximately $1.0 million and $108.7 million, respectively.
A summary of the Company’s restricted stock award activity as of July 29, 2006 and changes during the three and nine month periods then ended is presented below:

Weighted-
Average Grant
	Options	Date Fair Value
	Outstanding	Per Share

Non-Vested shares outstanding at April 29, 2006	34	$37.99
Awards granted	—	—
Restrictions lapsed	—	—
Awards forfeited	—	—

Non-Vested shares outstanding at July 29, 2006	34	$37.99

Weighted-
Average Grant
	Options	Date Fair Value
	Outstanding	Per Share

Non-Vested shares outstanding at October 29, 2005	—	—
Awards granted	34	$37.99
Restrictions lapsed	—	—
Awards forfeited	—	—

Non-Vested shares outstanding at July 29, 2006	34	$37.99

As of July 29, 2006, there was $173.0 million of total unrecognized compensation cost related to unvested share-based awards including stock options and restricted shares. That cost is expected to be recognized over a weighted-average period of 1.7 years.
Note 3 – Comprehensive Income
Components of comprehensive income include net income and certain transactions that have generally been reported in the consolidated statement of shareholders’ equity and consist of the following:

	Three Months Ended
	July 29, 2006	July 30, 2005
Net income	$144,685	$121,404

Foreign currency translation adjustments	(131)	(1,549)

Unrealized holding gains (losses) (net of taxes of $1,099 and $783, respectively) on securities classified as Short-term Investments	2,040	(1,456)

Unrealized holding (losses) gains (net of taxes of $144 and $0, respectively) on securities classified as Other Investments	(268)	2

Change in unrealized gains (losses) on derivative instruments designated as cash flow hedges	885	(7,652)

Other comprehensive income (loss)	2,526	(10,655)

Comprehensive income	$147,211	$110,749

	Nine Months Ended
	July 29, 2006	July 30, 2005
Net income	$411,063	$346,446

Foreign currency translation adjustments	575	(886)

Unrealized holding gains (losses) (net of taxes of $2,645 and $5,913, respectively) on securities classified as Short-term Investments	4,911	(10,983)

Unrealized holding losses (net of taxes of $248 and $295, respectively) on securities classified as Other Investments	(461)	(547)

Change in unrealized gains (losses) on derivative instruments designated as cash flow hedges	7,944	(8,736)

Other comprehensive income (loss)	12,969	(21,152)

Comprehensive income	$424,032	$325,294

The components of accumulated other comprehensive loss at July 29, 2006 and October 29, 2005 consisted of the following:

	July 29, 2006	October 29, 2005
Foreign currency translation adjustment	$4,151	$3,576
Unrealized losses on available-for-sale securities	(7,977)	(12,427)
Unrealized gains (losses) on derivative instruments	3,598	(4,346)
Minimum pension liability adjustment	(6,067)	(6,067)

Total accumulated other comprehensive loss	$(6,295)	$(19,264)

Note 4 – Earnings Per Share
Basic earnings per share is computed using only the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of potential future issuances of common stock relating to stock option programs and other potentially dilutive securities. In calculating diluted earnings per share, the dilutive effect of stock options is computed using the treasury stock method, in which the assumed proceeds includes the average unrecognized compensation expense of in-the-money stock options. Potential shares related to certain of the Company’s outstanding stock options were excluded because they were anti-dilutive. Those potential shares related to the Company’s outstanding stock options could be dilutive in the future. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	July 29, 2006	July 30, 2005
Basic:
Net income	$144,685	$121,404

Weighted shares outstanding	357,887	370,985

Earnings per share	$0.40	$0.33

Diluted:
Net income	$144,685	$121,404

Weighted shares outstanding	357,887	370,985
Assumed exercise of common stock equivalents	11,655	11,845

Weighted-average common and common equivalent shares	369,542	382,830

Earnings per share	$0.39	$0.32

Anti-dilutive common stock equivalents related to outstanding stock options	56,118	37,998

	Nine Months Ended
	July 29, 2006	July 30, 2005
Basic:
Net income	$411,063	$346,446

Weighted shares outstanding	362,749	372,407

Earnings per share	$1.13	$0.93

Diluted:
Net income	$411,063	$346,446

Weighted shares outstanding	362,749	372,407
Assumed exercise of common stock equivalents	12,814	12,018

Weighted-average common and common equivalent shares	375,563	384,425

Earnings per share	$1.09	$0.90

Anti-dilutive common stock equivalents related to outstanding stock options	50,813	45,037

Note 5 – Special Charges
A summary of the Company’s special charges is as follows:

		Reorganization of Product
	Closure of Wafer	Development and Support	Total Special
Income Statement	Fabrication Facility	Programs	Charges
Fiscal 2005 Charges:

Workforce reductions	$20,315	$11,165	$31,480

Total Fiscal 2005 Charges	$20,315	$11,165	$31,480

Fiscal 2006 Charges:

Facility closure costs	$—	$554	$554

Abandonment of equipment	—	459	459

Total Fiscal 2006 Charges	—	1,013	1,013

Total Special Charges	$20,315	$12,178	$32,493

		Reorganization of Product
	Closure of Wafer	Development and Support	Total Special
Accrued Restructuring	Fabrication Facility	Programs	Charges
Balance at October 29, 2005	$20,315	$10,708	$31,023

Special charges	—	1,013	1,013

Severance payments	—	(4,527)	(4,527)

Non-cash impairment charge	—	(459)	(459)

Balance at January 28, 2006	$20,315	$6,735	$27,050

Severance payments	$—	$(1,111)	$(1,111)

Facility closure costs	—	(69)	(69)

Balance at April 29, 2006	$20,315	$5,555	$25,870

Severance payments	$—	$(1,199)	$(1,199)

Facility closure costs	—	(358)	(358)

Balance at July 29, 2006	$20,315	$3,998	$24,313

Closure of Wafer Fabrication Facility
During the fourth quarter of fiscal 2005, the Company recorded a special charge of $20 million as a result of the Company’s decision to close its California wafer fabrication operations and transfer production to Company-owned fabrication facilities located in Massachusetts and Ireland, as well as to third-party wafer fabricators. The charge was for severance and fringe benefit costs that were recorded pursuant to SFAS 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, under the Company’s ongoing benefit plan for 339 manufacturing employees and 28 general and administrative employees. The severance benefit is calculated based on length of past service, and employees must continue to be employed until they are involuntarily terminated in order to receive the severance benefit. As of July 29, 2006, all affected employees continued to be employed by the Company. The employment of these employees is expected to terminate upon the closure of the wafer fabrication facility, which is planned for October 2006. In addition to the charge recorded in the fourth quarter of fiscal 2005, the Company recorded additional expense in each of the first, second and third quarters of fiscal 2006, which consisted of $5.4 million per quarter in the first and second quarters and $5.2 million in the third quarter of non-cash cost of sales expenses for additional depreciation due to shortened useful lives of certain manufacturing equipment and $0.5 million per quarter for stay-on bonuses. In accordance with GAAP, the Company expects to incur additional expenses related to this action during the fourth quarter of fiscal 2006 of approximately $13.5 million, of which approximately $5.6 million will be for non-cash cost of sales expense for additional depreciation, approximately $0.5 million will be for stay-on bonuses and approximately $7.4 million will be for estimated lease termination, clean-up and closure costs. The closure of these facilities is expected to be completed by the end of fiscal 2006.

Reorganization of Product Development and Support Programs
During the fourth quarter of fiscal 2005, the Company recorded a special charge of $11 million as a result of its decision to reorganize its product development and support programs with the goal of providing greater focus on its analog and DSP product programs. The charge was for severance and fringe benefit costs that were recorded pursuant to SFAS 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, under the Company’s ongoing benefit plan or statutory requirements at foreign locations for 60 manufacturing employees and 154 engineering and selling, marketing and general and administrative employees. These employees must continue to be employed until they are involuntarily terminated in order to receive the severance benefit. As of July 29, 2006, the employment of 172 of these employees had been terminated. During the first quarter of fiscal 2006, the Company recorded an additional special charge of $1.0 million related to this reorganization action. This charge was for lease obligation costs for a facility the Company ceased using during the first quarter of fiscal 2006 and the write-off of property, plant and equipment at this facility. The Company does not plan to incur any material additional charges related to this reorganization action. These organizational changes are expected to be fully completed by the end of fiscal 2006.
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
Note 7 – Goodwill and Intangible Assets
The Company annually evaluates goodwill for impairment as well as whenever events or changes in circumstances suggest that the carrying value of goodwill may not be recoverable. Because the Company has one reporting segment under SFAS 142, the Company utilizes the entity-wide approach for assessing goodwill for impairment and compares its market value to its net book value to determine if an impairment exists. No impairment of goodwill resulted from the Company’s most recent evaluation of goodwill for impairment, which occurred in the fourth quarter of fiscal 2005. The Company’s next annual impairment assessment will be made in the fourth quarter of fiscal 2006.
In the third quarter of fiscal 2006, the Company purchased certain assets from TTPCom Limited (see Note 16). As a result of the acquisition, the Company recognized $13.2 million of intangible assets. The acquired intangible assets consisted of the following:

		Amortization
Acquired Intangible Assets	Amount	Period
Technology-based	$11,600	5 years
Other	$1,600	5 years
Intangible assets, which continue to be amortized, consisted of the following:

	July 29, 2006		October 29, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Technology-based	$29,023	$15,290	$17,423	$13,567
Tradename	1,167	913	1,167	820
Other	7,747	6,236	6,147	6,147

Total	$37,937	$22,439	$24,737	$20,534

Intangible assets acquired prior to the third quarter of fiscal 2006 continue to be amortized on a straight-line basis over their estimated useful lives, which range from five to ten years. The $13.2 million of intangible assets acquired during the third quarter of fiscal 2006 will be amortized over their estimated useful lives of five years using an accelerated method of amortization that is expected to reflect the estimated pattern of economic use. Amortization expense related to intangibles was $1.1 million and $0.7 million for the three-month periods ended July 29, 2006 and July 30, 2005, respectively, and $2.0 million in each of the nine-month periods ended July 29, 2006 and July 30, 2005.
The Company expects amortization expense for these intangible assets to be:

Fiscal	Amortization
Years	Expense
Remainder of 2006	$1,491
2007	5,598
2008	4,230
2009	2,273
2010	1,393
2011	513
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
Net periodic pension cost of non-U.S. plans is presented in the following table:

	Three Months Ended
	July 29, 2006	July 30, 2005
Service cost	$2,712	$2,020
Interest cost	1,850	1,586
Expected return on plan assets	(1,819)	(1,776)
Amortization of prior service cost	30	45
Amortization of transitional (asset) or obligation	(7)	17
Recognized actuarial loss	398	158

Net periodic pension cost	$3,164	$2,050

	Nine Months Ended
	July 29, 2006	July 30, 2005
Service cost	$7,836	$6,280
Interest cost	5,344	4,944
Expected return on plan assets	(5,257)	(5,540)
Amortization of prior service cost	86	141
Amortization of transitional (asset) or obligation	(20)	52
Recognized actuarial loss	1,146	490

Net periodic pension cost	$9,135	$6,367

Contributions of $2.6 million and $6.1 million were made by the Company during the three and nine months ended July 29, 2006, respectively. The Company presently anticipates contributing an additional $0.6 million to fund its defined benefit pension plans in fiscal year 2006 for a total of $6.7 million.

Note 9 – Product Warranties
The Company generally offers a 12-month warranty for its products. The Company’s warranty policy provides for replacement of the defective product. Specific accruals are recorded for known product warranty issues. Product warranty expenses were not material during any of the three and nine month periods ended July 29, 2006 and July 30, 2005.
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
Since receiving notice of this inquiry, the Company has cooperated with the SEC. The Company and its President and CEO, Mr. Jerald G. Fishman, have made an offer of settlement to the Staff of the SEC, which is subject to agreement regarding the specific language of the SEC’s administrative order and other settlement documents. The SEC Staff has decided to recommend the offer of settlement to the Commission. A final settlement is subject to review and approval by the Commission.
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
IRS Examination
The United States Internal Revenue Service (the IRS) has completed their examination of fiscal years 2001, 2002 and 2003 and issued their report. The Company has agreed to accept this report and has filed their 2005 tax return and an amended return for 2004 to conform to the methodologies agreed to during the 2001-2003 examination. The result of the examination did not have a material impact on the Company’s financial position.
As a result of the completion of this examination and the application of the methodology used in those audited tax years to all subsequent fiscal periods, a total of $8.5 million of accruals included in the Company’s income tax payable account were no longer required. Therefore, the Company recorded a tax benefit of $8.5 million in the third quarter of fiscal 2006.
Overall, the settlement resulted in a net reduction of the Company’s income tax payable account by $121 million, which was primarily accomplished by the utilization of deductions for stock option exercises during those years.
The Company’s income tax payable at July 29, 2006 was approximately $99.5 million, which included approximately $90.1 million for current U.S. federal, state and foreign tax filings. The remaining $9.4 million of income tax payable is for interest payments on U.S. federal returns for fiscal years 2001 through 2003 and various other income taxes. The Company has outstanding tax refund claims for which the ultimate refund is uncertain. In the event the Company receives the refund, it will be recorded as a benefit in the period received.
During fiscal year 2006, the IRS invited the Company to participate in the Compliance Assurance Process (CAP) which is a voluntary pilot program the IRS is conducting for a limited number of large business taxpayers. The objective of CAP is to reduce taxpayer burden associated with IRS audits while assuring the IRS of the accuracy of tax returns prior to filing. The Company has agreed to participate in CAP. Under the program, the IRS will contemporaneously work with the Company to achieve federal tax compliance and resolve issues prior to the filing of a tax return. CAP is designed to eliminate or substantially reduce the need for post-filing examinations of future tax returns. The routine audit of fiscal years 2004 and 2005 is currently underway.
Other Commitments and Contingencies
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
On June 14, 2005, Biax Corporation filed its first amended complaint for patent infringement in the United States District Court for the Eastern District of Texas against the Company and Intel Corporation, alleging that the Company infringed three patents owned by Biax relating to parallel processors. Prior to the filing of the first amended complaint, the Company was unaware of Biax or this action. The first amended complaint seeks injunctive relief, unspecified damages with interest, as well as Biax’s costs, expenses and fees. On August 3, 2005, the Company filed an answer and counterclaimed against Biax. In the counterclaim, the Company seeks rulings that the patents are not infringed, the patents are invalid and the patents are unenforceable. On November 7, 2005, Biax filed a second amended complaint alleging that the Company infringed two additional patents. The case is currently in the discovery phase. The Company intends to vigorously defend against these allegations. The Company is unable at this time to predict the outcome of this litigation; however, the Company believes that the final disposition of this matter will not have a material adverse effect on the Company or its financial position.

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
In April 2006, the Company received a demand from a purported shareholder to inspect the Company’s books and records relating to certain grants of options made to directors and officers of the Company at diverse times. On May 19, 2006, the demand was withdrawn by the purported shareholder.
In May 2006, the Company received a demand from a purported shareholder with respect to certain grants of options made to directors and officers of the Company during the years 1998, 1999 and 2001. That demand seeks, among other things, the commencement of an action by the directors of the Company on behalf of the Company against those directors and officers for breach of fiduciary duties arising from the granting of the options. A special committee of the Board of Directors of the Company was formed to review the allegations contained in the demand and to respond appropriately. After reviewing the facts underlying the allegations, the special committee decided to reject the purported shareholder’s demand. The Company does not know whether the purported shareholder will take further action.
On June 12, 2006, a purported derivative complaint was filed in the United States District Court for the District of Massachusetts naming the Company as nominal defendant and also naming as defendants certain officers and directors of the Company. The complaint alleges purported violations of state and federal law in connection with the Company’s option granting practices during the years 1998, 1999 and 2001, including violation of Section 14(a) of the Securities Exchange Act of 1934, breaches of fiduciary duties of care, loyalty and good faith, gross mismanagement, waste of corporate assets, and unjust enrichment. The complaint seeks monetary damages in unspecified amounts, as well as equitable and injunctive relief. The Board and management intend to review the allegations and respond appropriately.
In May 2006, the Company received a document subpoena from the U.S. Attorney for the Southern District of New York requesting records from 2000 to the present relating to the Company’s granting of stock options. The Company believes that the options at issue in this matter are the same option grants which have been the subject of investigation by the SEC. The Company is cooperating with the office of the U.S. Attorney in connection with this subpoena. The Company cannot predict the outcome of this matter, but believes the disposition of the matter will not have a material adverse effect on the Company or its financial position.
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
Note 11 – Common Stock Repurchase
In August 2004, the Company’s Board of Directors approved the repurchase of up to $500 million of the Company’s common stock. On May 11, 2005, the Company’s Board of Directors amended the stock repurchase program by increasing the total amount of the Company’s common stock the Company is authorized to repurchase from $500 million to $1 billion of common stock. On March 14, 2006, the Board of Directors authorized the repurchase by the Company of an additional $1 billion of the Company’s common stock, increasing the total amount of the Company’s common stock the Company can repurchase from $1 billion to $2 billion of the Company’s common stock. Under the repurchase program, the Company may repurchase outstanding shares of its common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of the Company’s Board of Directors, the repurchase program will expire when the Company has repurchased all shares authorized under the program. The Company repurchased a total of 9.3 million shares for approximately $305 million during the third quarter of fiscal 2006. As of July 29, 2006, the Company had repurchased approximately 37 million shares of its common stock for approximately $1,331 million under this program. The repurchased shares are held as authorized but unissued shares of common stock.
Note 12 – Related Party Transactions
One of the Company’s directors, who has served on the Company’s Board of Directors since 1988, became a director of Taiwan Semiconductor Manufacturing Company, or TSMC, in fiscal 2002 and currently serves as a director of TSMC. The Company purchased approximately $76 million and $52 million of products from TSMC during the three-month periods ended July 29, 2006 and July 30, 2005, respectively, and approximately $216 million and $174 million in the nine-month periods ended July 29, 2006 and July 30, 2005, respectively. Approximately $37 million and $27 million was payable to TSMC as of July 29, 2006 and October 29, 2005, respectively. The Company anticipates that it will make significant purchases from TSMC in the remaining quarter of fiscal year 2006.
Note 13 – New Accounting Standards
Accounting for Uncertainty in Income Taxes
In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (SFAS) 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently analyzing FIN 48 and believes the adoption of FIN 48 will not have a material impact on the Company’s financial condition, results of operations or liquidity.
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
Asset Retirements
In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143. FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS 143, Accounting for Asset Retirement Obligations, and refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company is currently analyzing FIN 47 and believes the adoption of FIN 47 will not have a material impact on the Company’s financial condition, results of operations or liquidity.

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
Note 14 – Deferred Compensation Plan Investments and Liability
As a result of certain provisions of the American Jobs Creation Act, participants had the opportunity until December 31, 2005 to elect to withdraw amounts previously deferred under the Company’s Deferred Compensation Plan. As a result of withdrawals pursuant to elections under these provisions or upon termination of their employment with the Company, participants withdrew approximately $254.1 million of deferred compensation during the first nine months of fiscal 2006. This amount represented compensation and/or stock option gains previously deferred by those participants pursuant to the terms of the Deferred Compensation Plan.
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
Note 16 – Acquisitions
In the third quarter of fiscal 2006, the Company completed a transaction with TTPCom Limited whereby TTPCom transferred to the Company intellectual property, engineering resources, and related assets associated with the support and customization of TTPCom’s GSM/GPRS/EDGE modem software for use on the Company’s existing and future generations of SoftFone(R) baseband processors. The Company also acquired development rights for AJAR, TTPCom’s advanced applications platform. As a result of this transaction, the Company became the single point of contact for both hardware and software support for its new and existing wireless handset customers, thus improving the Company’s abilities to service the needs of individual customers. The Company paid $11.9 million in initial cash payments and may become obligated to make additional cash payments of up to an aggregate of $12 million based on the achievement during the period from May 2006 through November 2006 of technological milestones. The purchase price was allocated to the tangible and intangible assets acquired based on their estimated fair values at the date of acquisition. The estimated fair values of the assets exceeded the initial payments by $7.8 million, resulting in negative goodwill. Pursuant to SFAS 141, the Company recorded a liability for the contingent consideration that will be accounted for as additional purchase price, up to the amount of the negative goodwill. As contingent payments become due, the payments will be applied against the contingent liability. Contingent payments in excess of $7.8 million, if any, will be recorded as goodwill. As of July 29, 2006, the Company had paid $3 million of contingent payments, and the remaining contingent liability was $4.8 million. The purchase price included $5.5 million of in-process technology that had not yet reached technological feasibility, had no alternative future use and was charged to operations during the third quarter of fiscal 2006. The acquisition also included $13.2 million of intangible assets that will be amortized over their estimated useful lives of five years using an accelerated amortization method that reflects the estimated pattern of economic use.
Note 17 – Income Taxes
The United States Internal Revenue Service (the IRS) has completed their examination of fiscal years 2001, 2002 and 2003 and issued their report. The Company has agreed to accept this report and has filed their 2005 tax return and an amended return for 2004 to conform to the methodologies agreed to during the 2001-2003 examination. The result of the examination did not have a material impact on the Company’s financial position.

As a result of the completion of this examination and the application of the methodology used in those audited tax years to all subsequent fiscal periods, a total of $8.5 million of accruals included in the Company’s income tax payable account were no longer required. Therefore, the Company recorded a tax benefit of $8.5 million in the third quarter of fiscal 2006.
Overall, the settlement resulted in a net reduction of the Company’s income tax payable account by $121 million, which was primarily accomplished by the utilization of deductions for stock option exercises during those years.
The Company’s income tax payable at July 29, 2006 was approximately $99.5 million, which included approximately $90.1 million for current U.S. federal, state and foreign tax filings. The remaining $9.4 million of income tax payable is for interest payments on U.S. federal returns for fiscal years 2001 through 2003 and various other income taxes. The Company has outstanding tax refund claims for which the ultimate refund is uncertain. In the event the Company receives the refund, it will be recorded as a benefit in the period received.
During fiscal year 2006, the IRS invited the Company to participate in the Compliance Assurance Process (CAP) which is a voluntary pilot program the IRS is conducting for a limited number of large business taxpayers. The objective of CAP is to reduce taxpayer burden associated with IRS audits while assuring the IRS of the accuracy of tax returns prior to filing. The Company has agreed to participate in CAP. Under the program, the IRS will contemporaneously work with the Company to achieve federal tax compliance and resolve issues prior to the filing of a tax return. CAP is designed to eliminate or substantially reduce the need for post-filing examinations of future tax returns. The routine audit of fiscal years 2004 and 2005 is currently underway.
Note 18 – Subsequent Events
In the fourth quarter of fiscal 2006, on July 31, 2006, the Company acquired privately-held Integrant Technologies, Inc. (Integrant) of Seoul, Korea. An innovator in the field of high-performance analog circuits designed for reconfigurable radio frequency (RF) signal processing, Integrant is the leading supplier of low-power radio tuners that allow mobile communications, computer, and consumer devices to receive digital television (TV) and digital radio broadcasts. Under the terms of the share purchase agreement, the Company paid approximately $127 million in cash at the closing in exchange for substantially all of the outstanding shares of Integrant. A portion of the consideration payable to the shareholders of Integrant was placed into escrow to secure potential indemnification claims under the share purchase agreement and to facilitate the acquisition of the remaining shares not acquired at closing. The Company may pay up to an additional $33 million upon the satisfaction of certain conditions. The Company expects to record a one-time charge of approximately $12 million in the fourth quarter of fiscal 2006, which ends October 28, 2006, for purchased in-process research and development expenses.
On August 9, 2006, the Company’s Board of Directors declared a cash dividend of $0.16 per outstanding share of common stock. The dividend will be paid on September 13, 2006 to all shareholders of record at the close of business on August 25, 2006.

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
Results of Operations
Overview

	Three Months Ended		Nine Months Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Net Sales	$663,660	$582,416	$1,928,834	$1,766,678
Gross Margin %	58.8%	58.1%	58.7%	57.7%
Diluted EPS	$0.39	$0.32	$1.09	$0.90
Net Income	$144,685	$121,404	$411,063	$346,446
Net Income as a % of Sales	21.8%	20.8%	21.3%	19.6%
Sales
Net sales in the third quarter of fiscal 2006 increased by $81.2 million, or 14%, from the amount recorded in the third quarter of fiscal 2005. Net sales increased $162.2 million, or 9%, in the nine months ended July 29, 2006 from the comparable period in fiscal 2005.
Revenue Trends by End Market
Industrial — Revenues from products sold into the industrial end market (which includes factory automation, scientific and medical instrumentation, semiconductor automatic test equipment (ATE), defense electronics and automotive applications) increased 3% in the third quarter of fiscal 2006 compared to the second quarter of fiscal 2006. Revenue from this end market increased 16% and 14% in the three and nine months ended July 29, 2006, respectively, as compared to the same periods of fiscal 2005. These increases reflect a broad based increase in demand for our products across a wide range of our customers in this end market. The industrial end market represented approximately 42% of our total revenue in the third quarter of fiscal 2006.
Consumer — Revenues from products sold into the consumer end market increased 3% in the third quarter of fiscal 2006 compared to the second quarter of fiscal 2006. Revenue from this end market increased 14% and 20% in the three and nine months ended July 29, 2006, respectively, as compared to the same periods of fiscal 2005. These increases were primarily the result of the success of our products in digital home applications and to a lesser extent in a broad array of audio and video applications. The consumer end market represented approximately 17% of our total revenue in the third quarter of fiscal 2006.

Communications — Revenues from products sold into the communications end market increased 6% in the third quarter of fiscal 2006 compared to the second quarter of fiscal 2006. Revenue from this end market increased 26% and 7% in the three and nine months ended July 29, 2006, respectively, as compared to the same periods of fiscal 2005. The three month year-to-year increase was primarily attributable to wireless infrastructure and wireless handset revenue increases and to a lesser extent sales of products used in optical communications. The sales growth attributable to networking customers was partially offset by the loss of sales from our DSP-based DSL ASIC and network processor product line that we sold in the second quarter of fiscal 2006. The communications end market represented approximately 30% of our total revenue in the third quarter of fiscal 2006.
Computer — Revenues from products sold into the computer end market declined 2% in the third quarter of fiscal 2006 as compared to the second quarter of fiscal 2006 and declined 15% as compared to the same period of fiscal 2005. Revenue from this end market decreased 11% in the nine months ended July 29, 2006 as compared to the same period of fiscal 2005. The computer end market represented approximately 11% of our total revenue in the third quarter of fiscal 2006.
Revenue Trends by Product

	Three Months Ended		Nine Months Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Analog products as a % of sales	84%	84%	83%	81%
DSP products as a % of sales	16%	16%	17%	19%
Our analog product sales increased 15% and 12% in the three and nine month periods ended July 29, 2006, respectively, as compared to the same periods of fiscal 2005 as a result of increases in sales of converter and amplifier products. Our DSP product sales increased 11% in the three month period ended July 29, 2006 from the comparable period of fiscal 2005 primarily due to the increase in wireless handset revenue that was partially offset by the loss of sales from our DSP-based DSL ASIC and network processor product line that we sold in the second quarter of fiscal 2006. Our DSP product sales decreased 4% in the nine month period ended July 29, 2006 from the same period in fiscal 2005 primarily due to the loss of sales from our DSP-based DSL ASIC and network processor product line that we sold in the second quarter of fiscal 2006.
Revenue Trends by Geographic Region
Sales by geographic region, based upon point of sale, for the three and nine month periods ended July 29, 2006 and July 30, 2005 are as follows:

	Three Months Ended		Nine Months Ended
Region	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
North America	$164,842	$149,093	$487,103	$445,279
% of sales	25%	26%	25%	25%
Europe	$148,721	$131,336	$422,749	$410,952
% of sales	22%	22%	22%	23%
Japan	$123,169	$116,883	$360,501	$331,950
% of sales	18%	20%	19%	19%
China	$90,178	$57,574	$256,773	$195,384
% of sales	14%	10%	13%	11%
Rest of Asia	$136,750	$127,530	$401,708	$383,113
% of sales	21%	22%	21%	22%

Gross Margin

	Three Months Ended		Nine Months Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Gross Margin	$390,110	$338,238	$1,131,568	$1,020,165
Gross Margin %	58.8%	58.1%	58.7%	57.7%
Gross margin percentage increased 70 basis points in the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005 and increased 100 basis points for the nine months ended July 29, 2006 compared to the same period of fiscal 2005. The increase in gross margin percentage in the three months ended July 29, 2006 as compared to the comparable period of fiscal 2005 was primarily related to the increase in utilization. The increase in gross margin percentage for the nine month period was primarily the result of the increased sales of higher margin products during the first nine months of fiscal 2006 as compared to the same period in the prior year. These three and nine month increases were partially offset by stock-based compensation expense and restructuring-related expense during such periods. Gross margin included $8.7 million and $22.4 million of stock-based compensation expense and restructuring-related expenses in the three and nine months ended July 29, 2006, respectively.
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
In the third quarter of fiscal 2006, we recognized $19.0 million of stock-based compensation expense, or 2.9% of net sales, as a result of the adoption of SFAS 123R. The adoption of SFAS 123R reduced diluted EPS for the third quarter of fiscal 2006 by $0.04. For the nine months ended July 29, 2006, we recognized $56.6 million of stock-based compensation expense, or 2.9% of net sales, as a result of the adoption of SFAS 123R. The adoption of SFAS 123R reduced diluted EPS for the nine month period ended July 29, 2006 by $0.11. We expect that our adoption of SFAS 123R will reduce diluted EPS by $0.04 in the fourth quarter of fiscal 2006.
Prior to the adoption of SFAS 123R, we accounted for share-based payments to employees using APB Opinion No. 25, Accounting for Stock Issued to Employees, intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. The adoption of SFAS 123R under the modified prospective application method allowed us to recognize compensation cost beginning with the effective date (a) based on the requirement of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. Under the modified prospective application method, prior periods are not restated for the effect of SFAS 123R. We used the graded attribution method to recognize expense for all options granted prior to the adoption of SFAS 123R. Upon adoption of SFAS 123R on October 30, 2005, we switched to the straight-line attribution method to recognize expense for all grants made after October 29, 2005. The expense associated with the unvested portion of the pre-adoption grants will continue to be expensed using the graded attribution method.
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
As of July 29, 2006, the total compensation cost related to unvested awards not yet recognized in the statement of income was approximately $173.0 million, which will be recognized over a weighted average period of 1.7 years.
See Note 2 to our Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q for further information regarding our adoption of SFAS 123R.
Research and Development

	Three Months Ended		Nine Months Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
R&D Expenses	$136,061	$119,217	$399,197	$373,393
R&D Expenses as a % of Net Sales	20.5%	20.5%	20.7%	21.1%
Research and development, or R&D, expenses increased $16.8 million, or 14%, in the third quarter of fiscal 2006 as compared to the third quarter of fiscal 2005. The increase in R&D expenses for the three months ended July 29, 2006 as compared to the same period in fiscal year 2005 was primarily the result of recognizing $8.0 million of stock-based compensation expense in the third quarter of fiscal 2006 as the result of the adoption of SFAS 123R, along with increases in employee bonus expense and various other expenses.
R&D expense increased $25.8 million, or 7%, in the first nine months of fiscal 2006 compared to the amount recorded in the comparable period of fiscal 2005 primarily due to recognizing $25.8 million of stock-based compensation expense in the first nine months of fiscal 2006 as the result of the adoption of SFAS 123R, along with an increase in employee bonus expenses. These items were partially offset by the reductions of various other expenses.
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
Selling, Marketing, General and Administrative

	Three Months Ended		Nine Months Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
SMG&A Expenses	$99,663	$84,407	$293,376	$253,561
SMG&A Expenses as a % of Net Sales	15.0%	14.5%	15.2%	14.4%
Selling, marketing, general and administrative, or SMG&A, expenses increased $15.3 million, or 18%, in the third quarter of fiscal 2006 as compared to the third quarter of fiscal 2005. This increase was primarily the result of recording $8.1 million of stock-based compensation expense related to the adoption of SFAS 123R along with higher employee salary, benefit and bonus expenses in the third quarter of fiscal 2006. SMG&A expenses increased $39.8 million, or 16%, in the first nine months of fiscal 2006 as compared to the comparable period of fiscal 2005. This increase was primarily the result of recording $25.8 million of stock-based compensation expense as the result of the adoption of SFAS 123R along with higher employee salary, benefit and bonus expenses.

Purchased In-process Research and Development
In the third quarter of fiscal 2006, we incurred a charge of $5.5 million for the write-off of in-process research and development in connection with the acquisition of certain intellectual property assets of TTPCom Limited. See “-Acquisitions” below for further information regarding this acquisition.
Special Charges
Closure of Wafer Fabrication Facility — During the fourth quarter of fiscal 2005, we recorded a special charge of $20 million as a result of a decision to close our California wafer fabrication operations and transfer production to our facilities located in Massachusetts and Ireland, as well as to third-party wafer fabricators. The charge was for severance and fringe benefit costs that were recorded pursuant to SFAS 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, under our ongoing benefit plan for 339 manufacturing employees and 28 general and administrative employees. The severance benefit is calculated based on length of past service, and employees must continue to be employed until they are involuntarily terminated in order to receive the severance benefit. As of July 29, 2006, all affected employees continued to be employed by us. The employment of these employees is expected to terminate upon the closure of the wafer fabrication facility, which is planned for October 2006. In addition to the charge recorded in the fourth quarter of fiscal 2005, we recorded additional expense in each of the first, second and third quarters of fiscal 2006, which consisted of $5.4 million per quarter in the first and second quarters and $5.2 million in the third quarter of non-cash cost of sales expenses for additional depreciation due to shortened useful lives of certain manufacturing equipment and $0.5 million per quarter for stay-on bonuses. In accordance with GAAP, we expect to incur additional expenses related to this action in the fourth quarter of fiscal 2006 of approximately $13.5 million, of which approximately $5.6 million will be for non-cash cost of sales expense for additional depreciation, approximately $0.5 million will be for stay-on bonuses and approximately $7.4 million will be for estimated lease termination, clean-up and closure costs. The closure of these facilities is expected to be completed by the end of fiscal 2006 and is estimated to result in cost savings of approximately $44 million per year beginning in fiscal 2007. These savings are expected to be realized as follows: approximately $43 million in cost of sales, of which approximately $7 million relates to non-cash depreciation savings, and approximately $1 million in selling, marketing, general and administrative expense.
Reorganization of Product Development and Support Programs — During the fourth quarter of fiscal 2005, we recorded a special charge of $11 million as a result of our decision to reorganize our product development and support programs with the goal of providing greater focus on our analog and DSP product programs. The charge was for severance and fringe benefit costs that were recorded pursuant to SFAS 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, under our ongoing benefit plan or statutory requirements at foreign locations for 60 manufacturing employees and 154 engineering and selling, marketing, general and administrative employees. These employees must continue to be employed until they are involuntarily terminated in order to receive the severance benefit. As of July 29, 2006, the employment of 172 of these employees had been terminated. During the first quarter of fiscal 2006, we recorded an additional special charge of $1 million related to this reorganization action. This charge was for lease obligation costs for a facility we ceased using during the first quarter of fiscal 2006 and the write-off of property, plant and equipment at this facility. We do not plan to incur any material additional charges related to this reorganization action. These organizational changes are expected to result in savings of approximately $19 million per year once fully completed by the end of fiscal 2006. These savings are expected to be realized as follows: approximately $9 million in research and development expense, approximately $6 million in selling, marketing, general and administrative expense and approximately $4 million in cost of sales.

Operating Income

	Three Months Ended		Nine Months Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Operating Income	$148,886	$134,614	$432,482	$393,211
Operating Income as a % of Net Sales	22.4%	23.1%	22.4%	22.3%
The $14.3 million increase in operating income in the third quarter of fiscal 2006 as compared to the third quarter of fiscal 2005 was primarily a result of a 14% increase in net sales and a 70 basis point increase in gross margin percentage. These increases were partially offset by $16.0 million of stock-based operating expenses associated with the adoption of SFAS 123R and $6.2 million related to the previously-announced transaction with TTPCom included in the results for the third quarter of fiscal 2006.
The $39.3 million increase in operating income in the first nine months of fiscal 2006 as compared to the same period of fiscal 2005 was primarily a result of a 9% increase in net sales and a 100 basis point increase in gross margin percentage. These increases were partially offset by $51.6 million of stock-based operating expenses associated with the adoption of SFAS 123R and $6.2 million related to the previously-announced transaction with TTPCom included in the results for the first nine months of fiscal 2006.
Nonoperating (Income) Expense

	Three Months Ended		Nine Months Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Interest expense	$4	$—	$35	$22
Interest income	(26,716)	(19,156)	(75,868)	(50,403)
Other (income) / expense, net	435	94	(10,261)	568

Total nonoperating income	$(26,277)	$(19,062)	$(86,094)	$(49,813)

Nonoperating income increased by $7.2 million and $36.3 million in the three and nine months ended July 29, 2006, respectively, as compared to the same periods in the prior fiscal year. These increases were primarily the result of higher interest income which was primarily attributable to higher interest rates in the three and nine months ended July 29, 2006 as compared to the same periods of fiscal 2005. The nine month year-to-year increase in nonoperating income also included a $13.0 million gain on the sale of our DSP-based DSL ASIC and network processor product line during the second quarter of fiscal 2006.
Provision for Income Taxes

	Three Months Ended		Nine Months Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Provision for Income Taxes	$30,478	$32,272	$107,513	$96,578
Effective Income Tax Rate	17.4%	21.0%	20.7%	21.8%
Our effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where our income is earned. The tax rate was lower for the three and nine month periods ended July 29, 2006 as compared to the comparable periods of fiscal 2005 primarily due to a one time tax benefit of $8.5 million associated with the settlement of the IRS examination during the third quarter of fiscal 2006 offset by an increase in the tax rate related to the expiration at the end of calendar 2005 of the U.S. research and development tax credit.

Net Income

	Three Months Ended		Nine Months Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Net Income	$144,685	$121,404	$411,063	$346,446
Net Income as a % of Net Sales	21.8%	20.8%	21.3%	19.6%
Diluted EPS	$0.39	$0.32	$1.09	$0.90
Net income in the third quarter of fiscal 2006 was higher than in the third quarter of fiscal 2005 by approximately $23.3 million primarily as the result of the 14% increase in net sales, the improvement in gross margin percentage and the increase in nonoperating income. These items were partially offset by a year-to-year increase in operating expenses of $37.6 million primarily as a result of $16.0 million of stock-based operating expenses related to the adoption of SFAS 123R and $6.2 million of expenses related to the previously-announced transaction with TTPCom recorded in the third quarter of fiscal 2006.
In the nine-month period ended July 29, 2006, net income was higher than in the same period in the prior year by approximately $64.6 million primarily as a result of the 9% increase in net sales, the improvement in gross margin percentage and the increase in nonoperating income as a result of higher interest income and the sale of the DSP-based DSL ASIC and network processor product line in the second quarter of fiscal 2006. These items were partially offset by a year-to-year increase in operating expenses of $72.1 million primarily as a result of $51.6 million of stock-based operating expenses related to the adoption of SFAS 123R and $6.2 million of expenses related to the previously-announced transaction with TTPCom recorded in the nine months ended July 29, 2006.
Acquisitions
In the third quarter of fiscal 2006, we completed a transaction with TTPCom Limited whereby TTPCom transferred to us intellectual property, engineering resources, and related assets associated with the support and customization of TTPCom’s GSM/GPRS/EDGE modem software for use on our existing and future generations of SoftFone(R) baseband processors. We also acquired development rights for AJAR, TTPCom’s advanced applications platform. As a result of this transaction, we became the single point of contact for both hardware and software support for our new and existing wireless handset customers, thus improving our abilities to service the needs of individual customers. We paid $11.9 million in initial cash payments and may become obligated to make additional cash payments of up to an aggregate of $12 million based on the achievement during the period from May 2006 through November 2006 of technological milestones. The purchase price was allocated to the tangible and intangible assets acquired based on their estimated fair values at the date of acquisition. The estimated fair values of the assets exceeded the initial payments by $7.8 million, resulting in negative goodwill. Pursuant to SFAS 141, we recorded a liability for the contingent consideration that will be accounted for as additional purchase price, up to the amount of the negative goodwill. As contingent payments become due, the payments will be applied against the contingent liability. Contingent payments in excess of $7.8 million, if any, will be recorded as goodwill. As of July 29, 2006, we had paid $3 million of contingent payments, and the remaining contingent liability was $4.8 million. The purchase price included $5.5 million of in-process technology that had not yet reached technological feasibility, had no alternative future use and was charged to operations during the third quarter of fiscal 2006. The acquisition also included $13.2 million of intangible assets that will be amortized over their estimated useful lives of five years using an accelerated amortization method that reflects the estimated pattern of economic use.
Related Party Transactions
One of our directors, who has served on our Board of Directors since 1988, became a director of Taiwan Semiconductor Manufacturing Company, or TSMC, in fiscal 2002 and continues to serve as a director of TSMC. We purchased approximately $76 million and $52 million of products from TSMC during the three-month periods ended July 29, 2006 and July 30, 2005, respectively, and approximately $216 million and $174 million in the nine-month periods ended July 29, 2006 and July 30, 2005, respectively. Approximately $37 million and $27 million was payable to TSMC as of July 29, 2006 and October 29, 2005, respectively. We anticipate that we will make significant purchases from TSMC in the remaining quarter of fiscal year 2006.

Outlook
While it is difficult to forecast revenue in the semiconductor industry, we are currently planning for revenue in the fourth quarter of fiscal 2006 to be approximately equal to the third quarter of fiscal 2006. We are also planning for our gross margin percentage in the fourth quarter to be approximately the same as the third quarter of fiscal 2006. Operating expenses in the fourth quarter of fiscal 2006 are planned to increase by approximately $21.9 million compared to the third quarter of fiscal 2006, primarily due to the previously announced restructuring and acquisition-related expenses. Diluted EPS is planned to be in the range of $0.33 to $0.34 in the fourth quarter of fiscal 2006. This estimate of diluted EPS includes an approximately $0.04 per share impact related to stock-based compensation expense, $0.02 per share for previously announced restructuring-related expenses and $0.03 per share for previously announced acquisition-related expenses.
Liquidity and Capital Resources

	Nine Months Ended
	July 29, 2006	July 30, 2005
Net Cash Provided by Operations	$454,367	$472,385
Net Cash Provided by Operations as a % of Net Sales	23.6%	26.7%
At July 29, 2006, cash, cash equivalents and short-term investments totaled $2,516 million, a decrease of $189.9 million from the fourth quarter of fiscal 2005. Our statement of cash flows reflects $156.0 million of operating cash outflow for the non-cash tax benefit from the exercise of stock options over a period of years. There is an offsetting inflow for the same amount in the financing section in the statement of cash flows for this non-cash item. Approximately $115.5 million of this $156.0 million relates to the settlement of the IRS examination. The primary sources of funds for the first nine months of fiscal 2006 were net cash generated from operating activities of $454.4 million (which is net of the $156.0 million of non-cash tax benefit discussed above), proceeds from the sale of a product line of $23.1 million and proceeds of $79.9 million from our various employee stock plans. The principal uses of funds for the first nine months of fiscal 2006 were the repurchase of approximately 18.8 million shares of our common stock for an aggregate of $668.0 million, dividend payments of $145.8 million, capital expenditures of $87.5 million and payments for acquisitions of $14.9 million.

	July 29, 2006	October 29, 2005
Accounts Receivable	$359,774	$320,523
Days Sales Outstanding	49	47
Inventory	$377,434	$325,605
Days Cost of Sales in Inventory	126	115
Accounts receivable at July 29, 2006 increased $39.3 million, or 12%, from the end of the fourth quarter of fiscal 2005 and days sales outstanding increased by two days. The increase in receivables was primarily related to the higher sales in the third quarter of fiscal 2006 as compared to the fourth quarter of fiscal 2005.
Inventory at July 29, 2006 increased by $51.8 million, or 16%, from the end of fiscal 2005. Approximately $13.5 million of this increase is in preparation for the planned closure of our wafer fabrication facility in California and approximately $4.1 million relates to the capitalization of manufacturing related stock-based compensation expense as a result of the adoption of SFAS 123R in the first quarter of fiscal 2006. The remainder of the increase primarily relates to an increase to support the anticipated higher sales demand in the fourth quarter of fiscal 2006 as compared to the first quarter of fiscal 2006.
Current liabilities decreased to $585.2 million at July 29, 2006, a decrease of $233.8 million, or 29%, from $818.9 million at the end of fiscal 2005. The decrease in current liabilities was largely the result of a $233.3 million net decrease in the current portion of the deferred compensation plan liability primarily as a result of withdrawals by plan participants in response to certain provisions of the American Jobs Creation Act, as more fully described below. Additionally, income taxes payable decreased by a net of $72.8 million due primarily to the settlement of the IRS examination for fiscal years 2001, 2002 and 2003. These decreases were partially offset by a $44.0 million increase to deferred income on shipments to distributors due to the increase in inventory held by our distributors as a results of increases in demand for our products during the first nine months of fiscal 2006.

During the first nine months of fiscal 2006, we distributed $254.1 million from our amended and restated deferred compensation plan, or the Deferred Compensation Plan, as a result of participant terminations or at the direction of the participants. This amount represented compensation and/or stock option gains previously deferred by those participants pursuant to the terms of our Deferred Compensation Plan. As a result of certain provisions of the American Jobs Creation Act, participants had the opportunity until December 31, 2005 to elect to withdraw amounts previously deferred. As a result of withdrawals pursuant to elections under these provisions or upon termination, participants have withdrawn approximately $254.1 million of deferred compensation, of which $234.4 million was previously reflected in the “Less than 1 Year” column and $19.7 million in the “More than 5 Years” column of the contractual obligations table contained in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended October 29, 2005.
Net additions to property, plant and equipment were $87.5 million in the first nine months of fiscal 2006 and were funded with a combination of cash on hand and cash generated from operations. Capital expenditures are expected to be approximately $40 million in the fourth quarter of fiscal 2006.
On August 9, 2006, our Board of Directors declared a cash dividend of $0.16 per outstanding share of our common stock. The dividend is payable on September 13, 2006 to shareholders of record on August 25, 2006 and is expected to be approximately $57 million in the aggregate. The payment of future dividends will be based on several factors including our financial performance, outlook and liquidity. Quarterly dividends are expected to continue at $0.16 per share, subject to declaration or change by our Board of Directors.
At July 29, 2006, our principal source of liquidity was $2,516 million of cash and cash equivalents and short-term investments. We believe that our existing sources of liquidity and cash expected to be generated from future operations, together with anticipated available long-term financing, will be sufficient to fund operations, capital expenditures, research and development efforts, dividend payments (if any) and purchases of stock (if any) under our stock repurchase program for at least the next twelve months and thereafter for the foreseeable future.
New Accounting Pronouncements
Accounting for Uncertainty in Income Taxes
In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (SFAS) 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently analyzing FIN 48 and believe the adoption of FIN 48 will not have a material impact on our financial condition, results of operations or liquidity
Accounting Changes and Error Corrections
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

Asset Retirements
In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143. FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We are currently analyzing FIN 47 and believe the adoption of FIN 47 will not have a material impact on our financial condition, results of operations or liquidity.
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
Accounting for Income Taxes
We account for income taxes in accordance with SFAS 109, Accounting for Income Taxes, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We evaluate the realizability of our deferred tax assets quarterly. At July 29, 2006, we had gross deferred tax assets of $192.9 million primarily resulting from temporary differences between the book and tax bases of assets and liabilities. We have conducted an assessment of the likelihood of realization of those deferred tax assets and concluded that a $43.3 million valuation allowance is needed to reserve the amount of the deferred tax assets that may not be realized due to the expiration of state credit carryovers. In reaching our conclusion, we evaluated certain relevant criteria including the existence of deferred tax liabilities that can be used to absorb deferred tax assets, the taxable income in prior carryback years that can be used to absorb net operating losses and taxable income in future years. Our judgments regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors. These changes, if any, may require material adjustments to these deferred tax assets, resulting in a reduction in net income or an increase in net loss in the period when such determinations are made.
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
Expected dividend yield – Expected dividend yield is calculated by annualizing the cash dividend declared by our Board of Directors for the current quarter and dividing that result by the closing stock price on the date of grant. Until such time as our Board of Directors declares a cash dividend for an amount that is different from the current quarter’s cash dividend, the current dividend will be used in deriving this assumption. Dividends are not paid on options, restricted stock or restricted stock units.
The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. We currently expect, based on an analysis of our historical forfeitures, that approximately 86% of our options will vest, and therefore have applied an annual forfeiture rate of 3.1% to all unvested options as of July 29, 2006. The 3.1% represents the portion that is expected to be forfeited each year over the vesting period, therefore, the cumulative amount, on a compounded basis, that is expected to be forfeited is approximately 14% of the aggregate options granted. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.
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
Our future operating results are difficult to predict and may be materially affected by a number of factors, including the timing of new product announcements or introductions by us or our competitors, competitive pricing pressures, fluctuations in manufacturing yields, adequate availability of wafers and other raw materials, and manufacturing, assembly and test capacity, the risk that our backlog could decline significantly, the timing, delay or cancellation of significant customer orders and our ability to manage inventory, our ability to hire, retain and motivate adequate numbers of engineers and other qualified employees to meet the demands of our customers, changes in product or customer mix, the effect of adverse changes in economic conditions in the United States and international markets and the effects of public health emergencies, natural disasters, terrorist activities, international conflicts and other events beyond our control. In addition, the semiconductor market has historically been cyclical and subject to significant economic downturns. Our business is subject to rapid technological changes and there can be no assurance, depending on the mix of future business, that products stocked in inventory will not be rendered obsolete before we ship them. As a result of these and other factors, there can be no assurance that we will not experience material fluctuations in future operating results on a quarterly or annual basis. In addition, if our operating results do not meet the expectations of securities analysts or investors, the market price of our common stock may decline.
Long-term contracts are not typical for us and reductions, cancelations or delays in orders for our products could adversely affect our operating results.
In certain markets where end-user demand may be particularly volatile and difficult to predict, some customers place orders that require us to manufacture product and have it available for shipment, even though the customer is unwilling to make a binding commitment to purchase all, or even any, of the product. At any given time, this situation could affect a portion of our backlog. As a result, we are subject to the risk of cancelation of orders leading to a sharp reduction of sales and backlog. Further, those orders may be for products that meet the customer’s unique requirements so that those canceled orders would, in addition, result in an inventory of unsaleable products, resulting in potential inventory write-offs. As a result of lengthy manufacturing cycles for certain of the products that are subject to these uncertainties, the amount of unsaleable product could be substantial. Reductions, cancelations or delays in orders for our products could adversely affect our operating results.
Our future success depends upon our ability to continue to improve our products, develop and market new products, and enter new markets.
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
We may not be able to compete successfully in markets within the semiconductor industry in the future.
Many other companies offer products that compete with our products. Some have greater financial, manufacturing, technical and marketing resources than we have. Additionally, some formerly independent competitors have been purchased by larger companies. Our competitors also include emerging companies selling specialized products to markets we serve. Existing or new competitors may develop products or technologies that more effectively address the demands of our markets with enhanced features and functionality, lower power requirements, greater levels of integration or lower cost. Increased competition in certain markets has resulted in and may continue to result in declining average selling prices, reduced gross margins and loss of market share in such markets. There can be no assurance that we will be able to compete successfully in the future against existing or new competitors, or that our operating results will not be adversely affected by increased price competition.
We rely on third-party subcontractors and manufacturers for some industry-standard wafers and assembly/test services, and therefore cannot control their availability or conditions of supply.
We rely, and plan to continue to rely, on assembly and test subcontractors and on third-party wafer fabricators to supply most of our wafers that can be manufactured using industry-standard submicron processes. This reliance involves several risks, including reduced control over availability, delivery schedules, manufacturing yields, quality assurance and costs. Additionally, we utilize third-party wafer fabricators as sole-source suppliers, primarily Taiwan Semiconductor Manufacturing Company. These suppliers manufacture components in accordance with our proprietary designs and specifications. We have no written supply agreements with these sole-source suppliers and purchase our custom components through individual purchase orders. If these sole-source suppliers are unable or unwilling to manufacture and deliver sufficient quantities of components to us, on the time schedule and of the quality that we require, we may be forced to seek to engage additional or replacement suppliers, which could result in additional expenses and delays in product development or shipment of product to our customers.
We may not be able to satisfy increasing demand for our products, and increased production may lead to overcapacity and lower prices.
The cyclical nature of the semiconductor industry has resulted in sustained and short-term periods when demand for our products has increased or decreased rapidly. During these periods of rapid increases in demand, our available capacity may not be sufficient to satisfy the available demand. In addition, we may not be able to expand our workforce and operations in a sufficiently timely manner to respond effectively to changes in demand for our existing products or to the demand for new products requested by our customers, and our current or future business could be materially and adversely affected. Conversely, if we expand our operations and workforce too rapidly in anticipation of increased demand for our products, and such demand does not materialize at the pace at which we expect, our operating results may be adversely affected. These capacity expansions by us and other semiconductor manufacturers could also lead to overcapacity in our target markets which could lead to price erosion that would adversely impact our operating results.
Our revenue may not increase enough to offset the expense of additional capacity.
We, and the semiconductor industry generally, expand production facilities and access to third-party foundries in response to periods of increased demand which can cause operating expenses to increase. Should customer demand fail to increase or should the semiconductor industry enter a period of reduced customer demand, our financial position and results of operations could be adversely impacted as a result of increased operating expenses, reduced margins, underutilization of capacity or asset impairment charges.
We may be unable to adequately protect our proprietary rights, which may limit our ability to compete effectively.
Our success depends, in part, on our ability to protect our intellectual property. We primarily rely on patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies and processes. Despite our efforts to protect our proprietary technologies and processes, it is possible that competitors or other unauthorized third parties may obtain, copy, use or disclose our technologies and processes. Moreover, the laws of foreign countries in which we design, manufacture and market our products may afford little or no effective protection of our proprietary technology.
There can no assurance that the claims allowed in our issued patents will be sufficiently broad to protect our technology. In addition, any of our existing or future patents may be challenged, invalidated or circumvented. As such, any rights granted under these patents may not provide us with meaningful protection. We may not have foreign patents or pending applications corresponding to our U.S. patents and applications. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. If our patents do not adequately protect our technology, our competitors may be able to offer products similar to ours. Our competitors may also be able to develop similar technology independently or design around our patents. Other companies or individuals have obtained patents covering a variety of semiconductor designs and processes, and we might be required to obtain licenses under some of these patents or be precluded from making and selling the infringing products, if such patents are found to be valid. There can be no assurance that we would be able to obtain licenses, if required, upon commercially reasonable terms, or at all.

We generally enter into confidentiality agreements with our employees, consultants and strategic partners. We also try to control access to and distribution of our technologies, documentation and other proprietary information. Despite these efforts, internal or external parties may attempt to copy, disclose, obtain or use our products, services or technology without our authorization. Also, former employees may seek employment with our business partners, customers or competitors, and there can be no assurance that the confidential nature of our proprietary information will be maintained in the course of such future employment.
We are involved in frequent litigation regarding intellectual property rights, which could be costly to defend and could require us to redesign products or pay significant royalties.
The semiconductor industry is characterized by frequent claims and litigation involving patent and other intellectual property rights, including claims arising under our contractual indemnification of our customers. We have received from time to time, and may receive in the future, claims from third parties asserting that our products or processes infringe their patents or other intellectual property rights. In the event a third party makes a valid intellectual property claim against us and a license is not available to us on commercially reasonable terms, or at all, we could be forced either to redesign or to stop production of products incorporating that intellectual property, and our operating results could be materially and adversely affected. Litigation may be necessary to enforce our patents or other of our intellectual property rights or to defend us against claims of infringement, and this litigation could be costly and divert the attention of our key personnel. See Note 10 in the Notes to our Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q for information concerning certain pending litigation that involves us. An adverse outcome in these matters or other litigation could have a material adverse effect on our consolidated financial position or on our consolidated results of operations or cash flows in the period in which the litigation is resolved.
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
An element of our business strategy involves expansion through the potential acquisitions of businesses, assets, products or technologies that allow us to complement our existing product offerings, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. We may not be able to find businesses that have the technology or resources we need and, if we find such businesses, may not be able to purchase or license the technology or resources on commercially favorable terms or at all. Acquisitions and technology licenses are difficult to identify and complete for a number of reasons, including the cost of potential transactions, competition among prospective buyers and licensees and the need for regulatory approvals. In order to finance a potential transaction, we may need to raise additional funds by selling our stock or borrowing money. We may not be able to find financing on favorable terms, and the sale of our stock may result in the dilution of our existing shareholders or the issuance of securities with rights that are superior to the rights of our common stockholders. Acquisitions also involve a number of risks, including:
•	difficulty integrating acquired technologies, operations and personnel with our existing businesses;

•	diversion of management attention in connection with both negotiating the acquisitions and integrating the assets;

•	strain on managerial and operational resources as management tries to oversee larger operations;

•	the future funding requirements for acquired companies, which may be significant;

•	exposure to unforeseen liabilities of acquired companies; and

•	increased risk of costly and time-consuming litigation.

If we are unable to successfully address these risks, we may not realize some or all of the expected benefits of the acquisition, which may have an adverse effect on our business and results of operations.
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
We are exposed to business, economic, political and other risks through our significant worldwide operations.
During the third quarter of fiscal 2006, approximately 75% of our revenues were derived from customers in international markets. Although we engage in hedging transactions to reduce our exposure to currency exchange rate fluctuations, there can be no assurance that our competitive position will not be adversely affected by changes in the exchange rate of the United States dollar against other currencies. Potential interest rate increases, particularly in the United States and China, as well as high energy costs could have an adverse impact on industrial and consumer spending patterns and could adversely impact demand for our products. We have manufacturing facilities outside the United States in Ireland and the Philippines. In addition to being exposed to the ongoing economic cycles in the semiconductor industry, we are also subject to the economic and political risks inherent in international operations and their impact on the United States economy in general, including the risks associated with ongoing uncertainties and political and economic instability in many countries around the world as well as the economic disruption from acts of terrorism, and the response to them by the United States and its allies. Other business risks associated with international operations include air transportation disruptions, expropriation, currency controls, currency exchange rate movement, additional costs related to foreign taxes, tariffs and freight rate increases, exposure to different business practices and legal standards, particularly with respect to intellectual property, trade and travel restrictions, pandemics, import and export license requirements and restrictions, difficulties in staffing and managing worldwide operations, and accounts receivable collections.
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
ITEM 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Analog’s disclosure controls and procedures as of July 29, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of July 29, 2006, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in Internal Control over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the third quarter ended July 29, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
In April 2006, we received a demand from a purported shareholder to inspect the Company’s books and records relating to certain grants of options made to our directors and officers at diverse times. On May 19, 2006, the demand was withdrawn by the purported shareholder.
In May 2006, we received a demand from a purported shareholder with respect to certain grants of options made to our directors and officers during the years 1998, 1999 and 2001. That demand seeks, among other things, the commencement of an action by our directors on behalf of us against those directors and officers for breach of fiduciary duties arising from the granting of the options. A special committee of our Board of Directors was formed to review the allegations contained in the demand and to respond appropriately. After reviewing the facts underlying the allegations, the special committee decided to reject the purported shareholder’s demand. We do not know whether the purported shareholder will take further action.
On or about May 5, 2006, Mr. Gregory Bender filed a complaint for patent infringement in the U.S. District Court for the Eastern District of Texas against us, Civil Action Number 2:06-CV-192. Prior to the filing of the complaint, we were unaware of Mr. Bender or this action. In his complaint, Mr. Bender alleges that certain of our amplifier products infringe a patent Mr. Bender owns. He seeks unspecified damages as well as a permanent injunction enjoining us from infringing his patent. Mr. Bender has not yet served his complaint on us. We intend to vigorously defend against these allegations. We cannot predict the outcome of this matter, but believe that the disposition of the matter will not have a material adverse effect on us or our financial position.
In May 2006, we received a document subpoena from the U.S. Attorney for the Southern District of New York requesting records from 2000 to the present relating to our granting of stock options. We believe that the options at issue in this matter are the same option grants which have been the subject of investigation by the SEC. We are cooperating with the office of the U.S. Attorney in connection with this subpoena. We cannot predict the outcome of this matter, but believe that the disposition of the matter will not have a material adverse effect on us or our financial position.
On June 12, 2006, a purported derivative complaint was filed in the United States District Court for the District of Massachusetts naming us as nominal defendant and also naming as defendants certain of our officers and directors. The complaint alleges purported violations of state and federal law in connection with our option granting practices during the years 1998, 1999 and 2001, including violation of Section 14(a) of the Securities Exchange Act of 1934, breaches of fiduciary duties of care, loyalty and good faith, gross mismanagement, waste of corporate assets, and unjust enrichment. The complaint seeks monetary damages in unspecified amounts, as well as equitable and injunctive relief. Our Board and management intend to review the allegations and respond appropriately.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

				Approximate Dollar
			Total Number of	Value of Shares that
			Shares Purchased	May Yet Be
			as Part of Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans or
Period	Shares Purchased	Paid Per Share (a)	or Programs (b)	Programs
April 30, 2006 through May 27, 2006	1,978,338	$35.95	1,978,338	$903,491,859
May 28, 2006 through June 24, 2006	2,904,774	$33.14	2,904,774	$807,223,573
June 25, 2006 through July 29, 2006	4,380,810	$31.45	4,380,810	$669,454,906

Total	9,263,922	$32.94	9,263,922	$669,454,906

(a)	The average price paid per share of stock repurchased under the stock repurchase program includes the commissions paid to the brokers.

(b)	Repurchased pursuant to the stock repurchase program publicly announced on August 12, 2004, as amended on May 11, 2005, under which our Board of Directors authorized the repurchase of up to an aggregate of $1 billion of our common stock.
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
ANALOG DEVICES, INC.

Date: August 15, 2006	By:	/s/ Jerald G. Fishman
Jerald G. Fishman
President and Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2006	By:	/s/ Joseph E. McDonough
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