Form 10-K
period 2006-10-28
ANALOG DEVICES INC
filed 2006-11-20
CIK 6281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 28, 2006
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
None
Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☑     NO ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐     NO ☑

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☑

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant was approximately $10,106,000,000 based on the last reported sale of the Common Stock on the New York Stock Exchange Composite Tape reporting system on April 28, 2006. Shares of voting and non-voting stock held by executive officers, directors and holders of more than 5% of the outstanding stock have been excluded from this calculation because such persons or institutions may be deemed affiliates. This determination of affiliate status in not a conclusive determination for other purposes.

As of October 28, 2006 there were 342,000,004 shares of Common Stock, $0.16 2/3 par value per share, outstanding.

Documents Incorporated by Reference

Document Description	Form 10-K Part

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held March 13, 2007	III

PART I
ITEM 1. BUSINESS
ITEM 1A. RISK FACTORS
ITEM 1B. UNRESOLVED STAFF COMMENTS
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
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A. CONTROLS AND PROCEDURES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ITEM 9B. OTHER INFORMATION
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
Ex-10.3 First Amend. to Trust Agreement for Deferred Compensation Plan
Ex-10.9 Amend. No.1 to 2006 Stock Incentive Plan
Ex-10.35 First Amend. dated December 13, 1996 to Lease Agreement
Ex-10.36 Second Amend. dated December 20, 1996 to Lease Agreement
Ex-10.37 Third Amend. dated May 27, 1997 to Lease Agreement
Ex-10.38 Lease Agreement dated November 14, 1997, as amended
Ex-21 Subsidiaries of the Company
Ex-23 Consent of Ernst & Young LLP
Ex-31.1 Section 302 Certification of CEO
Ex-31.2 Section 302 Certification of CFO
Ex-32.1 Section 906 Certification of CEO
Ex-32.2 Section 906 Certification of CFO

PART I

ITEM 1.	BUSINESS

Company Overview

We are a world leader in the design, manufacture and marketing of high-performance analog, mixed-signal and digital signal processing integrated circuits used in industrial, communication, computer and consumer applications. Since our inception in 1965, we have focused on solving the engineering challenges associated with signal processing in electronic equipment. Real world signal processing describes the process of converting real-world phenomena such as temperature, motion, pressure, light and sound into electrical signals to be used in a wide array of electronic equipment ranging from industrial process control, factory automation systems, defense electronics, portable wireless communications devices, cellular basestations, central office networking equipment, computers, automobiles, medical imaging equipment, digital cameras and digital televisions. Signal processing technology is a critical element of high-speed communications, digital entertainment, and other consumer, computer and industrial applications. As new generations of digital applications evolve, they generate new needs for high-performance analog signal processing and digital signal processing, or DSP, technology. We produce a wide range of products that are designed to meet the signal processing technology needs of a broad base of customers.

During our fiscal year ended October 28, 2006, or fiscal 2006, approximately 42% of our revenue came from the industrial market, which includes factory automation, medical equipment, scientific instrumentation, automatic test equipment, automotive electronics, security equipment, and aerospace and defense systems.

Revenue from the communications market represented approximately 29% of our fiscal 2006 revenue. Communications applications include wireless handsets and wireless basestations, as well as products used for high-speed access to the Internet, including broadband modems and central office networking equipment.

The demand for our products used in high-performance consumer electronics has been increasing and represented approximately 17% of our revenue for fiscal 2006. Applications in this market include digital cameras and camcorders, flat-panel and plasma digital televisions, and surround sound audio systems.

We also serve the personal computer market with products that monitor and manage power usage, process signals used in flat panel displays and multimedia projectors, and enable high-quality audio. In fiscal 2006, the computer market accounted for approximately 12% of our revenue.

We sell our products worldwide through a direct sales force, third-party distributors and independent sales representatives. We have direct sales offices in 20 countries, including the United States.

We are headquartered near Boston, in Norwood, Massachusetts, and have manufacturing facilities in Massachusetts, North Carolina, Ireland and the Philippines. On November 9, 2006, we closed our Sunnyvale, California wafer fabrication facility and transferred virtually all of the production of products manufactured there to our facility in Wilmington, Massachusetts. We were founded in 1965 and are incorporated in Massachusetts. As of October 28, 2006, we employed approximately 9,800 individuals worldwide. Our common stock is listed on the New York Stock Exchange under the symbol ADI and is included in the Standard & Poor’s 500 Index.

We maintain a website with the address www.analog.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission. We also make available on our website our corporate governance guidelines, the charters for our audit committee, compensation committee, and nominating and corporate governance committee, our stock option granting policies and our code of business conduct and ethics, and such information is available in print to any stockholder of Analog Devices who requests it. In addition, we intend to disclose on our website any amendments to, or waivers from, our code of business conduct and ethics that are required to be publicly disclosed pursuant to rules of the Securities and Exchange Commission and the New York Stock Exchange.

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

Significant advances in semiconductor technology in recent years have substantially increased the performance and functionality of integrated circuits, or ICs, used in signal processing applications. These advances include the ability to combine analog and digital signal processing capability on a single chip, thereby making possible more highly-integrated solutions. The widespread application of low-cost, high-performance microprocessor-based systems and the ongoing transition to digital media for communications, music, photography, and video has increased the need for precise, high-speed signal conditioning interfaces between the analog world and digital electronics. At the same time, the convergence of computing and communications has resulted in end products that incorporate state-of-the-art signal processing capability onto as few chips as possible. Our products are designed to be used within electronic equipment to achieve higher performance, including greater speed, improved accuracy, more efficient signal processing and minimized power consumption.

Principal Products

We design, manufacture and market a broad line of high-performance ICs that incorporate analog, mixed-signal and digital signal processing technologies. Our ICs are designed to address a wide range of real-world signal processing applications. Across the entire range of our signal processing ICs are both general-purpose standard products used by a broad range of customers and applications as well as application-specific products designed for specific clusters of customers in key target markets. By using readily available, high-performance, general-purpose products in their systems, our customers can reduce the time they need to bring new products to market. Given the high cost of developing more customized ICs, our standard products often provide the most cost-effective solution for many low to medium volume applications. However, in some communications, computer and consumer products, we focus on working with leading customers to design application-specific solutions. We begin with our existing core technologies in analog and DSP, and devise a solution to more closely meet the needs of a specific customer or group of customers. Because we have already developed the core technology for our general-purpose products, we can create application-specific solutions quickly.

We produce and market several thousand products. Our ten highest revenue products, in the aggregate, accounted for approximately 10% of our revenue for fiscal 2006. The majority of our products are proprietary, meaning equivalent products are not available from competitors. A limited number of other companies may provide products with similar functions.

Analog Products

Our analog IC technology has been the foundation of our business for four decades, and we believe we are one of the world’s largest suppliers of analog ICs. Our analog ICs are primarily high-performance devices, generally defined as devices that support a minimum of 10-bits of accuracy and a minimum of 50 megahertz of speed. The principal advantages these products have versus competitors’ products include higher accuracy, lower cost per function, smaller size, lower power consumption and fewer components resulting in improved reliability. The majority of our analog IC product revenue is attributable to sales of data converters and amplifiers. The data converter and amplifier product categories represented approximately 61% of our fiscal 2006 revenue. Over the past several years we have been expanding our analog IC product offerings along the entire analog signal chain and into product areas such as radio frequency integrated circuits, or RF ICs, and power management products such as voltage regulators and thermal monitoring ICs, phase locked loops and high-speed clock ICs.

The majority of our analog IC products are proprietary to us in their design and our product portfolio addresses a wide range of applications. Our product portfolio includes several thousand analog ICs, any one of which can have as many as several hundred customers. Our analog ICs typically have long product life cycles. Our analog IC customers include both original equipment manufacturers, or OEMs, and customers who build electronic subsystems for integration into larger systems.

Our analog technology base also includes products using an advanced IC technology known in the industry as surface micromachining, which is used to produce semiconductor products known as micro-electromechanical systems, or MEMS. This technology enables extremely small mechanical sensing elements to be built on the surface of a chip along with supporting circuitry. In addition to incorporating an electro-mechanical structure, these devices also have analog circuitry for conditioning signals obtained from the sensing element. The integration of signal conditioning and MEMS is a unique feature of our products which we call iMEMS®. Our iMEMS product portfolio includes accelerometers used to sense acceleration, and gyroscopes used to sense position. The majority of our current revenue from MEMS products is derived from accelerometers used by automotive manufacturers in airbag applications. However, revenue from consumer and industrial customers is increasing as we develop products using this technology for applications in these end markets.

DSP Products

DSPs are processors that are optimized for high-speed numeric calculations, which are essential for instantaneous, or real-time, processing of digital data generated, in most cases, from analog to digital signal conversion. Our DSP products are designed to be fully programmable and to efficiently execute specialized software programs, or algorithms, associated with processing digitized real-time, real-world data. Programmable DSPs provide the flexibility to modify the device’s function quickly and inexpensively in software. We offer both general-purpose and application-specific DSP products. General-purpose DSP IC customers typically write their own algorithms using software development tools that we provide and software development tools they obtain from third-party suppliers. Our application-specific DSP products typically include analog and DSP technology and the DSPs are preprogrammed to execute software for applications such as wireless telecommunications or image processing. Our DSPs are designed in families of products that share a common architecture and therefore can execute the same software. We support these products with easy-to-use, low-cost development tools, which reduce our customers’ product development costs and time-to-market.

We also have the capability to combine our analog and digital signal processing technology into multi-function mixed-signal devices and chipsets. The growing technological demands associated with the use of audio and video in computers and consumer products as well as the networking of communications systems has created new opportunities for these mixed-signal products.

Markets and Applications

The following describes some of the characteristics of, and customer products within, our major markets:

Industrial — Our industrial market includes the following areas:

Industrial Process Automation — Our industrial process automation market includes applications such as factory automation systems, automatic process control systems, robotics, environmental control systems and automatic test equipment. These applications generally require ICs that offer performance greater than that available from commodity-level ICs, but generally do not have production volumes that warrant custom or application-specific ICs. Combinations of analog, mixed-signal and DSP ICs are usually employed to achieve the necessary functionality. Automatic test equipment applications have created opportunities for the design of application-specific ICs that require a high level of electronic circuitry.

Instrumentation — Our instrumentation market includes engineering, medical and scientific instruments. These applications are usually designed using the highest performance analog and mixed-signal ICs available.

Customer products include oscilloscopes, logic analyzers, CT scanners, MRI equipment, blood analyzers and microscopes.

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

Automotive — Although the automotive market has historically been served with low-cost, low-performance ICs, demand has emerged for higher performance devices for a wide range of safety and entertainment applications. In response, we have developed products specifically for the automotive market. We supply a micromachined IC used as a crash sensor in airbag systems, roll-over sensing, global positioning satellite, or GPS, automotive navigation systems, anti-lock brakes and “smart” suspension systems. In addition, our analog and DSP ICs have application in engine control, in-cabin electronics, audio and collision avoidance systems.

Communications — The development of broadband, wireless and Internet infrastructures around the world has created an important market for our communications products. Communications technology involves the acquisition of analog signals that are converted from analog to digital and digital to analog form during the process of transmitting and receiving data. The need for higher speed and reduced power consumption, coupled with more reliable, bandwidth-efficient communications, has been creating demand for our products. Our products are used in the full spectrum of signal processing for audio, data, image and video communication. In wireless and broadband communication applications, our products are incorporated into cellular handsets, cellular base station equipment, modems, pagers, PBX switches, routers and remote access servers.

Consumer Electronics — Increased market demand for digital entertainment systems has allowed us to combine analog and digital design capability to provide solutions that are designed to meet the rigorous cost, size and reliability requirements of the consumer electronics market. The emergence of high-performance, feature-rich consumer products, such as digital camcorders and cameras, home theater systems, advanced flat-screen and plasma digital televisions, video projectors and high-definition DVD recorders/players, has created a market for our high-performance ICs with a high level of specific functionality.

Computers and Computer Peripherals — Image and sound-enabled applications used in computer gaming and web sites and the increasing need for power and thermal management capability in PCs have provided opportunities for us in the computer market. The computer industry seeks to develop and market increasingly smaller and lighter personal computers. This need has increased demand for high-performance ICs that monitor power usage, enabling manufacturers to use smaller batteries and extend battery life between charges. In addition, we currently supply a variety of ICs used in this market for enhanced audio input and output capability for business and entertainment applications.

Research and Development

Our markets are characterized by rapid technological changes and advances. Accordingly, we make substantial investments in the design and development of new products and manufacturing processes, and the improvement of existing products and manufacturing processes. We spent approximately $537 million during fiscal 2006 on the design, development and improvement of new and existing products and manufacturing processes, compared to approximately $497 million during fiscal 2005 and approximately $514 million during fiscal 2004.

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

Patents and Other Intellectual Property Rights

We seek to establish and maintain our proprietary rights in our technology and products through the use of patents, copyrights, trademarks and trade secret laws. We have a program to file applications for and obtain patents, copyrights, and trademarks in the United States and in selected foreign countries where we believe filing for such protection is appropriate. We also seek to maintain our trade secrets and confidential information by nondisclosure policies and through the use of appropriate confidentiality agreements. We have obtained a substantial number of patents and trademarks in the United States and in other countries. As of October 28, 2006, we held 1,202 U.S. patents and had 513 non-provisional pending U.S. patent applications. There can be no assurance, however, that the rights obtained can be successfully enforced against infringing products in every jurisdiction. While our patents, copyrights, trademarks and trade secrets provide some advantage and protection, we believe our competitive position and future success is largely determined by such factors as the system and application knowledge, innovative skills, technological expertise, and management ability and experience of our personnel, the range and success of new products being developed by us, our market brand recognition and ongoing marketing efforts, customer service and technical support. It is generally our policy to seek patent protection for significant inventions that may be patented, though we may elect, in certain cases, not to seek patent protection even for significant inventions, if other protection, such as maintaining the invention as a trade secret, to be more advantageous. We also have trademarks that are used in the conduct of our business to distinguish genuine Analog Devices products and we maintain cooperative advertising programs to promote our brands and identify products containing genuine Analog Devices components. In addition, we have registered certain of our mask sets, which are akin to the blueprint for building an IC, under the Semiconductor Chip Protection Act of 1984.

There can be no assurance that any patent will issue on pending applications or that any patent issued will provide substantive protection for the technology or product covered by it. There also can be no assurance that others will not develop or patent similar technology or reverse engineer our products or that our confidentiality agreements with employees, consultants, wafer foundries and other suppliers and vendors will be adequate to protect our interests. Moreover, the laws of countries in which we design, manufacture and market our products may afford little or no effective protection of our proprietary technology.

The semiconductor industry is characterized by frequent claims and litigation involving patent and other intellectual property rights, including claims arising under our contractual indemnification of our customers. We have received from time to time, and may receive in the future, claims from third parties asserting that our products or processes infringe their patents or other intellectual property rights. In the event a third party makes a valid intellectual property claim against us and a license is not available to us on commercially reasonable terms, or at all, we could be forced either to redesign or to stop production of products incorporating that intellectual property, and our operating results could be materially and adversely affected. Litigation may be necessary to enforce our patents or other of our intellectual property rights or to defend us against claims of infringement, and this litigation could be costly and divert the attention of our key personnel. See Note 13 in the Notes to our Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for information concerning pending litigation that involves us. An adverse outcome in these matters or other litigation could have a material adverse effect on our consolidated financial position or on our consolidated results of operations or cash flows in the period in which the litigation is resolved.

Sales Channels

We sell our products in North America and internationally through a direct sales force, third-party distributors, independent sales representatives and via our worldwide website on the Internet.

Approximately 51% of our fiscal 2006 revenue was derived from sales made through distributors. Revenue is deferred on sales made through distributors until the distributors resell our products to the end customer, known as “100% sell out” or “100% sell through” in the industry. These distributors typically maintain an inventory of our products. Some of them also sell products competitive with our products, including those for which we are an alternate source. Sales to certain distributors are made under agreements that provide protection to the distributors for their inventory of our products including limited product return privileges and protection against price reductions and products that are slow-moving or that we have discontinued.

Approximately 25% of our fiscal 2006 net sales were to customers in North America. As of October 28, 2006, we had 11 direct sales offices in the United States.

Approximately 22% of our fiscal 2006 net sales were to customers in Europe. As of October 28, 2006, we had direct sales offices in Austria, Belgium, Denmark, Finland, France, Germany, Israel, Italy, the Netherlands, Sweden and the United Kingdom.

Approximately 19% of our fiscal 2006 net sales were to customers in Japan. Approximately 13% of our fiscal 2006 net sales were to customers in China and approximately 21% were to customers elsewhere in Asia, principally Taiwan and Korea. As of October 28, 2006, we had direct sales offices in the Asia region in China, Hong Kong, India, Japan, Korea, Singapore and Taiwan.

We also have sales representatives and/or distributors in over 45 countries outside North America, including countries where we also have direct sales offices. For further detail regarding revenue and financial information about geographic areas, see our Consolidated Financial Statements and Note 4 in the related Notes contained in Item 8 of this Annual Report on Form 10-K.

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

We have tens of thousands of customers worldwide. Our largest single customer, excluding distributors, represented approximately 3% of our fiscal 2006 net sales, and our 20 largest customers, excluding distributors, accounted for approximately 29% of our fiscal 2006 net sales.

Seasonality

Sales to customers during our first fiscal quarter are sometimes lower than other quarters due to plant shutdowns at some of our customers during the holiday season. In general, the seasonality for any specific period of time has not had a material impact on our results of operations. In addition, as explained in our risk factors, our revenue is more likely to be influenced on a quarter to quarter basis by cyclicality in the semiconductor industry.

Foreign Operations

Through subsidiaries and affiliates, we conduct business in numerous countries outside the United States. During fiscal 2006, approximately 75% of our revenue was derived from customers in international markets. Our international business is subject to risks customarily encountered in foreign operations, including fluctuations in foreign currency exchange rates and controls, import and export controls, and other laws, policies and regulations of foreign governments. Although we engage in hedging transactions to reduce our exposure to currency exchange rate fluctuations, there can be no assurance that our competitive position will not be adversely affected by changes in the exchange rate of the United States dollar against other currencies.

We have manufacturing facilities outside the United States in Ireland and the Philippines. In addition to being exposed to the ongoing economic cycles in the semiconductor industry, we are also subject to the economic and political risks inherent in international operations and their impact on the United States economy in general, including the risks associated with ongoing uncertainties and political and economic instability in many countries around the world as well as the economic disruption from acts of terrorism, and the response to them by the United States and its allies. Other business risks associated with international operations include increased managerial complexities, air transportation disruptions, expropriation, currency controls, currency exchange rate movement, additional costs related to foreign taxes, tariffs and freight rate increases, exposure to different business practices and legal standards, particularly with respect to price protection and intellectual property, trade and travel restrictions, pandemics, import and export license requirements and restrictions, difficulties in staffing and managing worldwide operations, and accounts receivable collections.

Production and Raw Materials

Monolithic integrated circuit components are manufactured in a sequence of semiconductor production steps that include wafer fabrication, wafer testing, cutting the wafer into individual “chips,” or dice, assembly of the dice into packages and electrical testing of the devices in final packaged form. The raw materials used to manufacture these devices include silicon wafers, processing chemicals (including liquefied gases), precious metals and ceramic and plastic used for packaging.

We develop and employ a wide variety of proprietary manufacturing processes that are specifically tailored for use in fabricating high-performance linear, mixed-signal and MEMS ICs. We also use bipolar and CMOS wafer fabrication processes.

Our IC products are fabricated both at our production facilities and by third-party wafer fabricators. Most of our analog products are manufactured in our own wafer fabrication facilities using proprietary processes. Our DSP products, and a portion of our analog products, are manufactured at third-party wafer-fabrication foundries using sub-micron digital CMOS processes. We operate wafer fabrication facilities in Wilmington and Cambridge, Massachusetts and Limerick, Ireland. We also operate test facilities located in the Philippines and use third-party subcontractors for the assembly and testing of our products. On November 9, 2006, we closed our Sunnyvale, California wafer fabrication facility and transferred virtually all of the production of products manufactured there to our facility in Wilmington, Massachusetts.

Capital spending in fiscal 2006 was $129.3 million, compared with $85.5 million in fiscal 2005. We currently plan to make capital expenditures of approximately $175 million in fiscal 2007.

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

Backlog

Backlog at the end of fiscal 2006 was approximately $390 million, up from approximately $356 million at the end of fiscal 2005. We define backlog as of a particular date as firm orders with a customer or distributor requested delivery date within thirteen weeks. Backlog is impacted by the tendency of customers to rely on shorter lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog and, in some instances, we may not have manufacturing capacity sufficient to fulfill all orders. As is customary in the semiconductor industry, we allow most orders to be canceled or deliveries delayed by customers without significant penalty. Accordingly, we believe that our backlog at any time should not be used as an indication of our future revenue.

In some of our markets where end-user demand may be particularly volatile and difficult to predict, some customers place orders that require us to manufacture product and have it available for shipment, even though the customer is unwilling to make a binding commitment to purchase all, or even any, of the product. At any given time, this situation could affect a portion of our backlog. As a result, we may incur inventory and manufacturing costs in advance of anticipated sales and are subject to the risk of cancelation of orders leading to a sharp reduction of sales and backlog. Further, those orders may be for products that meet the customer’s unique requirements so that those canceled orders would, in addition, result in an inventory of unsaleable products, resulting in potential inventory write-offs. As a result of lengthy manufacturing cycles, for some of our products that are subject to these uncertainties, the amount of unsaleable product could be substantial.

Government Contracts

We estimate that approximately 3% of our fiscal 2006 revenue was attributable to sales to the U.S. government and government contractors and subcontractors. Our government contract business is predominantly in the form of negotiated, firm fixed-price subcontracts. All such contracts and subcontracts contain standard provisions relating to termination at the election of the United States government.

Acquisitions, Divestitures and Investments

An element of our business strategy involves expansion through the acquisition of businesses, assets, products or technologies that allow us to complement our existing product offerings, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. From time to time, we consider acquisitions and divestitures that may strengthen our business.

In the second quarter of fiscal 2006, we completed the sale to Ikanos Communications, Inc. of our DSP-based digital subscriber line (DSL) application-specific integrated circuit (ASIC) and network processor product line.

In the third quarter of fiscal 2006, we completed a transaction with TTPCom Limited (TTPCom), whereby TTPCom transferred to us intellectual property, engineering resources, and related assets associated with the support and customization of TTPCom’s GSM/GPRS/EDGE modem software for use on our existing and future generations of SoftFone® baseband processors. As a result, we became the single point of contact for both hardware and software support for our new and existing wireless handset customers.

In the fourth quarter of fiscal 2006, we acquired substantially all of the outstanding stock of privately held Integrant Technologies, Inc., an innovator in the field of high-performance analog circuits designed for reconfigurable radio frequency (RF) signal processing, and a leading supplier of low-power radio tuners that allow mobile communications, computer, and consumer devices to receive digital television (TV) and digital radio broadcasts.

Also in the fourth quarter of fiscal 2006, we acquired privately held AudioAsics A/S, a developer of high-performance, low-power microphone and audio signal conditioning technology resulting in miniature, low-power audio solutions that provide better sound quality in portable consumer and communications products such as MP3 players, wireless cellular phones and PDAs.

Competition

We compete with a number of semiconductor companies in markets that are highly competitive. We believe we are one of the largest suppliers of high-performance analog and mixed-signal processing components. Competitors for our analog and DSP products include Broadcom Corporation, Cirrus Logic Inc., Infineon Technologies, Intersil Corporation, Linear Technology Corporation, Maxim Integrated Products, Inc., National Semiconductor Corporation, NXP Semiconductors, ST Microelectronics and Texas Instruments, Inc. Sales of our micromachined products currently consist of acceleration sensors and gyroscopes, and our main competitors in that market are Bosch, Denso Corporation, Freescale Semiconductor, Inc., Panasonic, ST Microelectronics, Systron Donner and VTI Technologies.

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

Many other companies offer products that compete with our products, and some have greater financial, manufacturing, technical and marketing resources than we have. Some of our competitors may have better established supply or development relationships with our current and potential customers. Additionally, some formerly independent competitors have been purchased by larger companies. Our competitors also include emerging companies selling specialized products to markets we serve. There can be no assurance that we will be able to compete successfully in the future against existing or new competitors, or that our operating results will not be adversely affected by increased price competition.

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

Our manufacturing facilities are subject to numerous environmental laws and regulations, particularly with respect to the storage, handling, use, discharge and disposal of certain chemicals, gases and other substances used or produced in the semiconductor manufacturing process. Compliance with these laws and regulations has not had a material impact on our capital expenditures, earnings, financial condition or competitive position. There can be no assurance, however, that current or future environmental laws and regulations will not impose costly requirements upon us. For example, restrictions adopted by the European Union regarding the use of hazardous substances have recently become applicable, requiring us to transition the manufacturing process for over 9,000 of our products. Any failure by us to comply with applicable environmental laws and regulations could result in fines, suspension of production, alteration of fabrication processes and legal liability.

Employees

As of October 28, 2006, we employed approximately 9,800 individuals worldwide. Our future success depends in large part on the continued service of our key technical and senior management personnel, and on our ability to continue to attract, retain and motivate qualified employees, particularly those highly-skilled design, process, test and applications engineers involved in the manufacture of existing products and the development of new products and processes. We believe that relations with our employees are good; however, the competition for such personnel is intense, and the loss of key personnel could have a material adverse impact on our results of operations and financial condition.

ITEM 1A.	RISK FACTORS

Set forth below and elsewhere in this report and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report.

Our future revenue and operating results are difficult to predict and may materially fluctuate.

Our future revenue and operating results are difficult to predict and may be materially affected by a number of factors, including changes in customer demand for our products and for end products that incorporate our products, the timing of new product announcements or introductions by us, our customers or our competitors, competitive pricing pressures, fluctuations in manufacturing yields, adequate availability of wafers and other raw materials, and manufacturing, assembly and test capacity, the risk that our backlog could decline significantly, the timing, delay or cancellation of significant customer orders and our ability to manage inventory, our ability to hire, retain and motivate adequate numbers of engineers and other qualified employees to meet the demands of our customers, changes in product or customer mix, potential significant litigation-related costs, the effect of adverse changes in economic conditions in the United States and international markets and the effects of public health emergencies, natural disasters, terrorist activities, international conflicts and other events beyond our control. In addition, the semiconductor market has historically been cyclical and subject to significant economic downturns. Our business is subject to rapid technological changes and there can be no assurance, depending on the mix of future business, that products stocked in inventory will not be rendered obsolete before we ship them. As a result of these and other factors, there can be no assurance that we will not experience material fluctuations in future revenue and operating results on a quarterly or annual basis. In addition, if our revenue and operating results do not meet the expectations of securities analysts or investors, the market price of our common stock may decline.

Long-term contracts are not typical for us and reductions, cancelations or delays in orders for our products could adversely affect our operating results.

In certain markets where end-user demand may be particularly volatile and difficult to predict, some customers place orders that require us to manufacture product and have it available for shipment, even though the customer is unwilling to make a binding commitment to purchase all, or even any, of the product. At any given time, this situation could affect a portion of our backlog. As a result, we may incur inventory and manufacturing costs in advance of anticipated sales and are subject to the risk of cancelation of orders leading to a sharp reduction of sales and backlog. Further, those orders may be for products that meet the customer’s unique requirements so that those canceled orders would, in addition, result in an inventory of unsaleable products, resulting in potential inventory write-offs. As a result of lengthy manufacturing cycles for certain of the products that are subject to these uncertainties, the amount of unsaleable product could be substantial. Reductions, cancelations or delays in orders for our products could adversely affect our operating results.

Our future success depends upon our ability to continue to improve our products, develop and market new products, and enter new markets.

Our success significantly depends on our continued ability to improve our products and develop and market new products. Product development and enhancement is often a complex, time-consuming and costly process, and there can be no assurance that we will be able to develop and introduce new and improved products in a timely or efficient manner or that new and improved products, if developed, will achieve market acceptance. Our products generally must conform to various evolving and sometimes competing industry standards, which may adversely affect our ability to compete in certain markets or require us to incur significant costs. In addition, our customers generally impose very high quality and reliability standards on our products, which often change and may be difficult or costly to satisfy. Any inability to satisfy such quality standards or comply with industry standards and technical requirements, may adversely affect demand for our products and our results of operations. In addition, our growth is dependent on our continued ability to penetrate new markets where we have limited experience and competition is intense. There can be no assurance that the markets we serve will grow in the future, that our existing and new products will meet the requirements of these markets, that our products will achieve customer acceptance in these markets, that competitors will not force prices to an unacceptably low level or take market share from us, or that we can achieve or maintain profits in these markets. Furthermore, a decline in demand in one or several of our end-user markets could have a material adverse effect on the demand for our products and our results of operations. Also, some of our customers in these markets are less established, which could subject us to increased credit risk.

We may not be able to compete successfully in markets within the semiconductor industry in the future.

Many other companies offer products that compete with our products. Some have greater financial, manufacturing, technical and marketing resources than we have. Some of our competitors may have better established supply or development relationships with our current and potential customers. Additionally, some formerly independent competitors have been purchased by larger companies. Our competitors also include emerging companies selling specialized products in markets we serve. Existing or new competitors may develop products or technologies that more effectively address the demands of our markets with enhanced features and functionality, lower power requirements, greater levels of integration or lower cost. Increased competition in certain markets has resulted in and may continue to result in declining average selling prices, reduced gross margins and loss of market share in such markets. There can be no assurance that we will be able to compete successfully in the future against existing or new competitors, or that our operating results will not be adversely affected by increased price competition.

We rely on third-party subcontractors and manufacturers for some industry-standard wafers and assembly/test services, and therefore cannot control their availability or conditions of supply.

We rely, and plan to continue to rely, on assembly and test subcontractors and on third-party wafer fabricators to supply most of our wafers that can be manufactured using industry-standard submicron processes. This reliance involves several risks, including reduced control over availability, capacity utilization, delivery schedules, manufacturing yields, quality assurance and costs. Additionally, we utilize third-party wafer fabricators as sole-source suppliers, primarily Taiwan Semiconductor Manufacturing Company. These suppliers manufacture components in accordance with our proprietary designs and specifications. We have no written supply agreements with these sole-source suppliers and purchase our custom components through individual purchase orders. In addition, these suppliers often provide manufacturing services to our competitors and therefore periods of increased industry demand may result in capacity constraints. If these sole-source suppliers are unable or unwilling to manufacture and deliver sufficient quantities of components to us on the time schedule and of the quality that we require, we may be forced to seek to engage additional or replacement suppliers, which could result in additional expenses and delays in product development or shipment of product to our customers.

We may not be able to satisfy increasing demand for our products, and increased production may lead to overcapacity and lower prices.

The cyclical nature of the semiconductor industry has resulted in sustained and short-term periods when demand for our products has increased or decreased rapidly. During these periods of rapid increases in demand, our available capacity may not be sufficient to satisfy the available demand. In addition, we may not be able to expand our workforce and operations in a sufficiently timely manner, or locate suitable third-party suppliers, to respond effectively to changes in demand for our existing products or to the demand for new products requested by our customers, and our current or future business could be materially and adversely affected. Conversely, if we expand our operations and workforce too rapidly in anticipation of increased demand for our products, and such demand does not materialize at the pace at which we expect, our operating results may be adversely affected. These capacity expansions by us and other semiconductor manufacturers could also lead to overcapacity in our target markets which could lead to price erosion that would adversely impact our operating results.

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

We are involved in frequent litigation regarding intellectual property rights, which could be costly to bring or defend and could require us to redesign products or pay significant royalties.

The semiconductor industry is characterized by frequent claims and litigation involving patent and other intellectual property rights, including claims arising under our contractual indemnification of our customers. We have received from time to time, and may receive in the future, claims from third parties asserting that our products or processes infringe their patents or other intellectual property rights. In the event a third party makes a valid intellectual property claim against us and a license is not available to us on commercially reasonable terms, or at all, we could be forced either to redesign or to stop production of products incorporating that intellectual property, and our operating results could be materially and adversely affected. Litigation may be necessary to enforce our patents or other of our intellectual property rights or to defend us against claims of infringement, and this litigation could be costly and divert the attention of our key personnel. See Note 13 in the Notes to our Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for information concerning certain pending litigation that involves us. An adverse outcome in these matters or other litigation could have a material adverse effect on our consolidated financial position or on our consolidated results of operations or cash flows in the period in which the litigation is resolved.

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

An element of our business strategy involves expansion through the acquisitions of businesses, assets, products or technologies that allow us to complement our existing product offerings, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. We may not be able to find businesses that have the technology or resources we need and, if we find such businesses, may not be able to purchase or license the technology or resources on commercially favorable terms or at all. Acquisitions and technology licenses are difficult to identify and complete for a number of reasons, including the cost of potential transactions, competition among prospective buyers and licensees and the need for regulatory approvals. In order to finance a potential transaction, we may need to raise additional funds by selling our stock or borrowing money. We may not be able to find financing on favorable terms, and the sale of our stock may result in the dilution of our existing shareholders or the issuance of securities with rights that are superior to the rights of our common stockholders. Acquisitions also involve a number of risks, including:

•	difficulty integrating acquired technologies, operations and personnel with our existing businesses;

•	diversion of management attention in connection with both negotiating the acquisitions and integrating the assets;

•	strain on managerial and operational resources as management tries to oversee larger operations;

•	the future funding requirements for acquired companies, which may be significant;

•	potential loss of key employees;

•	exposure to unforeseen liabilities of acquired companies; and

•	increased risk of costly and time-consuming litigation.

If we are unable to successfully address these risks, we may not realize some or all of the expected benefits of the acquisition, which may have an adverse effect on our business and results of operations.

We rely on manufacturing capacity located in geologically unstable areas, which could affect the availability of supplies and services.

We, and many companies in the semiconductor industry, rely on internal manufacturing capacity, wafer fabrication foundries and other sub-contractors in geologically unstable locations around the world. This reliance involves risks associated with the impact of earthquakes on us and the semiconductor industry, including temporary loss of capacity, availability and cost of key raw materials and equipment and availability of key services including transport. Any prolonged inability to utilize one of our manufacturing facilities, or those of our subcontractors or third party wafer-fabrication foundries, as a result of fire, natural disaster, unavailability of electric power or otherwise, would have a material adverse effect on our results of operations and financial condition.

We are exposed to business, economic, political and other risks through our significant worldwide operations.

During fiscal 2006, approximately 75% of our revenue was derived from customers in international markets. Although we engage in hedging transactions to reduce our exposure to currency exchange rate fluctuations, there can be no assurance that our competitive position will not be adversely affected by changes in the exchange rate of the United States dollar against other currencies. Potential interest rate increases, particularly in the United States and China, as well as high energy costs could have an adverse impact on industrial and consumer spending patterns and could adversely impact demand for our products. We have manufacturing facilities outside the United States in Ireland and the Philippines. In addition to being exposed to the ongoing economic cycles in the semiconductor industry, we are also subject to the economic and political risks inherent in international operations and their impact on the United States economy in general, including the risks associated with ongoing uncertainties and political and economic instability in many countries around the world as well as the economic disruption from acts of terrorism, and the response to them by the United States and its allies. Other business risks associated with international operations include increased managerial complexities, air transportation disruptions, expropriation, currency controls, currency exchange rate movement, additional costs related to foreign taxes, tariffs and freight rate increases, exposure to different business practices and legal standards, particularly with respect to price protection and intellectual property, trade and travel restrictions, pandemics, import and export license requirements and restrictions, difficulties in staffing and managing worldwide operations, and accounts receivable collections.

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

Our stock price may be volatile.

The market price of our common stock has been volatile in the past and may be volatile in the future, as it may be significantly affected by the following factors:

•	actual or anticipated fluctuations in our revenue and operating results;

•	changes in financial estimates by securities analysts or our failure to perform in line with such estimates;

•	changes in market valuations of other semiconductor companies;

•	announcements by us or our competitors of significant new products, technical innovations, acquisitions or dispositions, litigation or capital commitments; and

•	departures of key personnel.

The stock market has historically experienced volatility, especially within the semiconductor industry, that often has been unrelated to the performance of particular companies. These market fluctuations may cause our stock price to fall regardless of our operating results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our corporate headquarters is located in Norwood, Massachusetts. Manufacturing and other operations are conducted in several locations worldwide. The following tables provide certain information about our principal general offices and manufacturing facilities:

Principal Properties
Owned:	Use	Floor Space

Wilmington, MA	Wafer fabrication, testing, engineering, marketing and administrative offices	586,200 sq. ft.
Cavite, Philippines	Wafer probe and testing, warehouse, engineering and administrative offices	465,900 sq. ft.
Limerick, Ireland	Wafer fabrication, wafer probe and testing, engineering and administrative offices	405,000 sq. ft.
Westwood, MA	Engineering, administrative offices and warehouse	100,500 sq. ft.
Greensboro, NC	Product testing, engineering and administrative offices	98,700 sq. ft.
San Jose, CA	Engineering, administrative offices	76,000 sq. ft
Manila, Philippines	Components assembly and testing, engineering and administrative offices	74,000 sq. ft.

Principal
Properties			Lease
Leased:	Use	Floor Space	Expiration	Renewals
			(fiscal year)

Norwood, MA	Corporate headquarters, engineering, components testing, sales and marketing offices	130,000 sq. ft.	2007	3, five-yr. periods
Cambridge, MA	Wafer fabrication, components testing and assembly engineering, marketing and administrative offices	117,000 sq. ft.	2011	None
Sunnyvale, CA(a)	Wafer fabrication	63,100 sq. ft.	2010	1, five-yr. period
Santa Clara, CA	Engineering and administrative offices	43,500 sq. ft.	2007	2, five-yr. periods
Greensboro, NC	Engineering and administrative offices	41,900 sq. ft.	2008	1, three-yr. period

(a)	We ceased production at this wafer fabrication facility on November 9, 2006. For additional information, see Note 5 in the Notes to our Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

In addition to the principal leased properties listed in the above table, we also lease sales offices and other premises at 23 locations in the United States and 35 locations overseas under operating lease agreements. These leases expire at various dates through the year 2020. We do not anticipate experiencing significant difficulty in retaining occupancy of any of our manufacturing, office or sales facilities through lease renewals prior to expiration or through month-to-month occupancy, or in replacing them with equivalent facilities. For information concerning our obligations under all operating leases see Note 12 in the Notes to our Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

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

Other Legal Proceedings

On November 6, 2003, Enron Corporation commenced a proceeding in the United States Bankruptcy Court for the Southern District of New York. On December 1, 2003, Enron filed an amended complaint to add the Company as a defendant in such proceeding. The amended complaint alleged that transfers made by Enron in satisfaction of obligations it had under commercial paper were recoverable as preferential transfers and fraudulent transfers and subject to avoidance under the United States Bankruptcy Code. It was alleged that payments made in premature satisfaction of obligations under commercial paper totaling approximately $20 million were recoverable from J.P. Morgan Securities, Inc., Fleet Capital Markets, Fleet National Bank and/or the Company. The Company sold $20 million of Enron commercial paper to Fleet and did not enter into any direct transactions with Enron. The Company has reached a settlement with Enron, pursuant to which we contributed $2.3 million towards a settlement of claims brought by Enron against both the Company and Bank of America (as successor to Fleet Capital Markets and Fleet National Bank). The settlement was submitted to and approved by the Bankruptcy Court. In accordance with the terms of the settlement, a stipulation of dismissal of all claims against the Company with prejudice has been executed by Enron, Bank of America and the Company and was filed with the Bankruptcy Court on November 9, 2006. The Bankruptcy Court entered the stipulation of dismissal on November 13, 2006.

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

On or about May 5, 2006, Mr. Gregory Bender filed a complaint for patent infringement in the U.S. District Court for the Eastern District of Texas against the Company. Prior to the filing of the complaint, the Company was unaware of Mr. Bender or this action. In his complaint, Mr. Bender alleges that certain of the Company’s amplifier products infringe a patent Mr. Bender owns. He seeks unspecified damages as well as a permanent injunction enjoining the Company from infringing his patent. Mr. Bender has served his complaint on the Company and the Company has filed an answer. The Company intends to vigorously defend against these allegations. The Company cannot predict the outcome of this matter, but believes that the disposition of the matter will not have a material adverse effect on the Company or its financial position.

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

On June 12, 2006, a purported derivative complaint was filed in the United States District Court for the District of Massachusetts naming the Company as nominal defendant and also naming as defendants certain officers and directors of the Company. The complaint alleged purported violations of state and federal law in connection with the Company’s option granting practices during the years 1998, 1999 and 2001, including violation of Section 14(a) of the Securities Exchange Act of 1934, breaches of fiduciary duties of care, loyalty and good faith, gross mismanagement, waste of corporate assets, and unjust enrichment. The complaint sought monetary damages in unspecified amounts, as well as equitable and injunctive relief. On October 12, 2006, the United States District Court for the

District of Massachusetts dismissed the plaintiff’s complaint with prejudice and without leave to amend. The Company does not know whether the plaintiff will appeal the court’s decision or otherwise pursue the action further.

In August 2006, the Company received a demand from a purported shareholder to inspect the Company’s books and records relating to certain grants of options made to directors and officers of the Company at diverse times. On September 8, 2006, the Company responded to the letter and indicated that the purported shareholder was not entitled to the documents sought in the demand. The Company does not know whether the purported shareholder will take further action.

On October 13, 2006, a purported class action complaint was filed in the United States District Court for the District of Massachusetts on behalf of participants in the Company’s Investment Partnership Plan from October 5, 2000 to the present. The complaint named as defendants the Company, certain officers and directors, and the Company’s Investment Partnership Plan Administration Committee. The complaint alleges purported violations of federal law in connection with the Company’s option granting practices during the years 1998, 1999, 2000, and 2001, including breaches of fiduciary duties owed to participants and beneficiaries of the Company’s Investment Partnership Plan under the Employee Retirement Income Security Act. The complaint seeks unspecified monetary damages, as well as equitable and injunctive relief. The Company intends to vigorously defend against these allegations. Although the Company believes it has meritorious defenses to the asserted claims, it is unable at this time to predict the outcome of this proceeding.

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

No matters were submitted to a vote of our security holders during the last quarter of the fiscal year ended October 28, 2006.

EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth (i) the name, age and position of each of our executive officers and (ii) the business experience of each person named in the table during at least the past five years. There is no family relationship among any of the executive officers.

Executive Officer	Age	Position(s)	Business Experience

Ray Stata	72	Chairman of the Board	Chairman of the Board since 1973; Chief Executive Officer from 1973 to November 1996; President from 1971 to November 1991.
Jerald G. Fishman	61	President, Chief Executive Officer and Director	Chief Executive Officer since November 1996; President and Director since November 1991; Executive Vice President from 1988 to November 1991; Group Vice President — Components from 1982 to 1988.
Samuel H. Fuller	60	Vice President, Research and Development	Vice President, Research and Development since March 1998; Vice President of Research and Chief Scientist of Digital Equipment Corp. from 1983 to 1998.
William N. Giudice	52	Vice President and General Manager, Micromachined Products Division	Vice President and General Manager, Micromachined Products Division since January 2003; President, CEO and Chairman of the Board of Telephotonics Inc., an optical components company, from March 2001 to 2003; Vice President and General Manager of Conexant Systems Inc. from March 2000 to March 2001; Co-founder, CEO, President, and Chairman of the Board of Maker Communications Inc. from 1994 to March 2000.
Robert R. Marshall	52	Vice President, Worldwide Manufacturing	Vice President, Worldwide Manufacturing since February 1994; Vice President, Manufacturing, Limerick Site, Analog Devices, B.V. — Limerick, Ireland from November 1991 to February 1994; Plant Manager, Analog Devices, B.V. — Limerick, Ireland from January 1991 to November 1991.
William A. Martin	47	Treasurer	Treasurer since March 1993; Assistant Treasurer from October 1991 to March 1993; Manager of Treasury Finance from March 1987 to October 1991; Manager of International Treasury from October 1985 to March 1987.

Executive Officer	Age	Position(s)	Business Experience

William Matson	47	Vice President, Human Resources	Vice President, Human Resources since November 2006; Chief Human Resource Officer of Lenevo, an international computer manufacturer, From January 2005 to June 2006; General Manager of IBM Business Transformation Outsourcing from September 2003 to April 2005; Vice President, Human Resources of IBM Asia Pacific Region from December 1999 to September 2003.
Robert McAdam	56	Vice President, Analog Semiconductor Components	Vice President and General Manager, Analog Semiconductor Components since February 1994; Vice President and General Manager, Analog Devices, B.V. — Limerick, Ireland from January 1991 to February 1994; Product Line Manager, Analog Devices, B.V. — Limerick, Ireland from October 1988 to January 1991.
Brian P. McAloon	56	Vice President, DSP and Systems Products Group	Vice President, DSP and Systems Products Group since March 2001; Vice President, Sales from May 1992 to March 2001; Vice President, Sales and Marketing — Europe and Southeast Asia from 1990 to 1992; General Manager, Analog Devices, B.V. — Limerick, Ireland from 1987 to 1990.
Joseph E. McDonough	59	Vice President, Finance and Chief Financial Officer	Vice President, Finance and Chief Financial Officer since November 1991; Vice President since 1988 and Treasurer from 1985 to March 1993; Director of Taxes from 1983 to 1985.
Vincent Roche	46	Vice President, Worldwide Sales	Vice President, Worldwide Sales since March 2001; Vice President and General Manager, Silicon Valley Business Units and Computer & Networking from 1999 to March 2001; Product Line Director from 1995 to 1999; Product Marketing Manager from 1988 to 1995.
Margaret K. Seif	45	Vice President, General Counsel and Secretary	Vice President, General Counsel and Secretary since January 2006; Senior Vice President, General Counsel and Secretary of RSA Security Inc. from January 2000 to November 2005; Vice President, General Counsel and Secretary of RSA Security Inc. from June 1998 to January 2000.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange under the symbol ADI. The tables below set forth the high and low sales prices per share of our common stock on the New York Stock Exchange and the dividends declared for each quarterly period within our two most recent fiscal years.

	Fiscal 2006		Fiscal 2005
Period	High	Low	High	Low

First Quarter	$40.40	$34.18	$41.66	$33.95
Second Quarter	$41.48	$36.61	$39.48	$32.65
Third Quarter	$37.96	$29.89	$41.40	$33.50
Fourth Quarter	$33.24	$26.07	$41.21	$31.71

Dividends Declared Per Outstanding Share of Common Stock

Period	Fiscal 2006	Fiscal 2005

First Quarter	$0.12	$0.06
Second Quarter	$0.12	$0.06
Third Quarter	$0.16	$0.10
Fourth Quarter	$0.16	$0.10

During the first quarter of fiscal 2007, on November 13, 2006, our Board of Directors declared a cash dividend of $0.16 per outstanding share of common stock. The dividend will be paid on December 13, 2006 to all shareholders of record at the close of business on November 24, 2006.

Information regarding the Company’s equity compensation plans and the securities authorized for issuance thereunder is set forth in Item 12 below.

Issuer Purchases of Equity Securities

				Approximate Dollar
			Total Number of Shares	Value of Shares that
	Total Number of		Purchased as Part of	May Yet Be Purchased
	Shares	Average Price Paid	Publicly Announced	Under the Plans or
Period	Purchased	Per Share(a)	Plans or Programs(b)	Programs

July 30, 2006 through August 26, 2006	4,074,249	$29.86	4,074,249	$547,793,311
August 27, 2006 through September 23, 2006	4,146,695	$30.05	4,146,695	$423,192,897
September 24, 2006 through October 28, 2006	3,687,044	$30.04	3,687,044	$312,442,511
Total	11,907,988	$29.98	11,907,988	$312,442,511

(a)	The average price paid per share of stock repurchased under the stock repurchase program includes the commissions paid to the brokers.

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

The number of holders of record of our common stock at October 27, 2006 was 3,787. This number does not include shareholders for whom shares are held in a “nominee” or “street” name. On October 27, 2006, the last reported sales price of our common stock on the New York Stock Exchange was $31.13 per share.

ITEM 6.	SELECTED FINANCIAL DATA

(thousands except per share amounts)	2006	2005	2004	2003	2002

Statement of Operations data:
Net sales	$2,573,176	$2,388,808	$2,633,800	$2,047,268	$1,707,508
Net income*	549,482	414,787	570,738	298,281	105,299
Net income per share*:
Basic	1.53	1.12	1.52	0.82	0.29
Diluted	1.48	1.08	1.45	0.78	0.28
Dividends declared per common share	0.56	0.32	0.20	—	—
Balance Sheet data:
Total assets	$3,986,851	$4,583,211	$4,723,271	$4,097,877	$4,985,554
Long-term debt and non-current obligations under capital leases	—	—	—	—	1,274,487

*	Acquisition-related goodwill is no longer amortized effective in fiscal 2003, in accordance with SFAS 142. The Company includes the expense associated with stock options in the statement of income effective in fiscal 2006 upon the adoption of SFAS 123R.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (all tabular amounts in thousands except per share amounts)

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified in Part I, Item 1A. Risk Factors and elsewhere in our Annual Report on Form 10-K. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

Results of Operations

Overview

	Fiscal Year
	2006	2005	2004

Net Sales	$2,573,176	$2,388,808	$2,633,800
Gross Margin %	58.5%	57.9%	59.0%
Net Income	$549,482	$414,787	$570,738
Net Income as a % of Net Sales	21.4%	17.4%	21.7%
Diluted EPS	$1.48	$1.08	$1.45

Net sales increased $184.4 million, or 8% in fiscal 2006, from the amount recorded in fiscal 2005. The increase in net sales in fiscal 2006 was offset by the impact of a $41 million decrease in sales in fiscal 2006 as compared to fiscal 2005 as a result of the loss of sales from our DSP-based DSL ASIC and network processor product line that we sold in the second quarter of fiscal 2006. Net sales declined $245 million, or 9%, in fiscal 2005 from fiscal 2004.

Revenue Trends by End Market

The categorization of sales by end market is determined using a variety of data points including the technical characteristics of the product, the “sold to” customer information, the “ship to” customer information and the end customer product or application into which our product will be incorporated. As data systems for capturing and tracking this data evolve and improve, the categorization of products by end market can vary over time and when this occurs we reclassify sales by end market for prior periods. Such reclassifications typically do not materially change the sizing, or the underlying trends of results within each end market.

	Fiscal Year
	2006	2005	2004

Industrial	$1,083,602	$939,020	$950,659
% Total sales	42%	39%	36%
Y-Y	15%	(1)%	32%
Computer	$298,844	$332,062	$374,362
% Total sales	12%	14%	14%
Y-Y	(10)%	(11)%	14%
Communications	$748,176	$735,743	$959,872
% Total sales	29%	31%	37%
Y-Y	2%	(23)%	30%
Consumer	$442,554	$381,983	$348,907
% Total sales	17%	16%	13%
Y-Y	16%	9%	34%
Total ADI	$2,573,176	$2,388,808	$2,633,800
% Total sales	100%	100%	100%
Y-Y	8%	(9)%	29%

Industrial — Revenue from products sold into the industrial end market (which includes factory automation, scientific and medical instrumentation, semiconductor automatic test equipment (ATE), defense electronics and automotive applications) increased 15% in fiscal 2006 as compared to fiscal 2005. The increase reflects a broad based increase in demand for our products across a wide range of customers in this end market. The industrial end market represented approximately 42% of our total revenue in fiscal 2006. Sales to customers in the industrial end market decreased 1% from fiscal 2004 to fiscal 2005 as a result of a decline in revenues from our customers in the automatic test equipment market in the first half of fiscal 2005. The industrial end market represented approximately 39% and 36% of our total revenue in fiscal years 2005 and 2004, respectively.

Computer — Revenue from products sold into the computer end market declined 10% in fiscal 2006 as compared to fiscal 2005. The decline was primarily the result of refocusing our power management portfolio, lower sales of our personal computer audio codecs and an overall slow down in the personal computer market. The computer end market represented approximately 12% of our total revenue in fiscal 2006. Revenue from products sold into the computer end market decreased 11% in fiscal 2005 as compared to fiscal 2004. The computer end market represented approximately 14% of our total revenue in fiscal years 2005 and 2004.

Communications — Revenue from products sold into the communications end market increased 2% in fiscal 2006 compared to fiscal 2005 as a result of an increase in sales of our products used in basestations. These increases were offset by decreases in wireless handset revenue and decreases in sales to networking customers. The sales decline attributable to networking customers was approximately $41 million and was the result of the loss of sales from our DSP-based DSL ASIC and network processor product line, which we sold in the second quarter of fiscal 2006. The communications end market represented approximately 29% of our total revenue in fiscal 2006. Revenue from products sold into the communications end market declined 23% in fiscal 2005 compared to fiscal 2004. The decline was primarily the result of a significant decline in revenues from wireless handset customers in fiscal 2005. The communications end market represented approximately 31% and 37% of our total revenue in fiscal years 2005 and 2004, respectively.

Consumer — Revenue from products sold into the consumer end market increased 16% in fiscal 2006 as compared to fiscal 2005. The increase was primarily the result of the success of our products in digital home applications and to a lesser extent in digital cameras and a broad array of audio and video applications. The consumer end market represented approximately 17% of our total revenue in fiscal 2006. Revenue from sales in the consumer end market increased 9% in fiscal 2005 as compared to fiscal 2004. The consumer end market represented approximately 16% and 13% of our total revenue in fiscal years 2005 and 2004, respectively.

Revenue Trends by Product

The following table summarizes sales trends by product categories showing what proportion of our total sales are represented by each product category as well as the annual sequential growth rates for each product category. The categorization of our products into broad categories is based on the characteristics of the individual products, the specification of the products and in some cases the specific uses that certain products have within applications. The categorization of products into categories is therefore subject to judgment in some cases and can vary over time. In instances where products move between product categories we reclassify the amounts in the product categories for all prior periods Such reclassifications typically do not materially change the sizing, or the underlying trends of results within each product category.

	Fiscal Year
	2006	2005	2004

Converters	$1,023,499	$927,720	$884,421
% Total sales	40%	39%	33%
Y-Y	10%	5%	33%
Amplifiers	$532,050	$445,734	$467,223
% Total sales	21%	19%	18%
Y-Y	19%	(5)%	26%
Power management & reference	$219,651	$214,160	$264,205
% Total sales	8%	9%	10%
Y-Y	3%	(19)%	9%
Other analog	$301,633	$242,805	$285,588
% Total sales	12%	10%	11%
Y-Y	24%	(15)%	47%
Total analog products	$2,076,833	$1,830,419	$1,901,437
% Total sales	81%	77%	72%
Y-Y	13%	(4)%	29%
General purpose DSP	$205,483	$186,660	$175,302
% Total sales	8%	8%	7%
Y-Y	10%	6%	10%
DSP-based DSL ASIC and Network Processor Product Line*	$14,500	$54,896	$56,118
% Total sales	1%	2%	2%
Y-Y	(74)%	(2)%	(13)%
Wireless Chipsets	$238,698	$266,586	$432,638
% Total sales	9%	11%	16%
Y-Y	(10)%	(38)%	56%
Other DSP	$37,662	$50,247	$68,305
% Total sales	1%	2%	3%
Y-Y	(25)%	(26)%	(10)%
Total DSP products	$496,343	$558,389	$732,363
% Total sales	19%	23%	28%
Y-Y	(11)%	(24)%	27%
Total sales	$2,573,176	$2,388,808	$2,633,800
Y-Y	8%	(9)%	29%

*	We sold our DSP-based DSL ASIC and network processor product line in the second quarter of fiscal 2006.

The sharp reduction in sales of DSP-based DSL ASIC and network processor products was a result of our decision to sell this product line in the second quarter of fiscal 2006. The wireless handset chipset sales are characterized by high sales volumes in periods of significant growth followed by periods of sales declines as demand for our product declines or shifts to our competition.

Revenue Trends by Geographic Region

The percentage of sales by geographic region, based upon point of sale, for the last three years is as follows:

	Fiscal Year
Region	2006	2005	2004

North America	25%	25%	25%
Europe	22%	23%	20%
Japan	19%	19%	19%
China	13%	11%	14%
Rest of Asia	21%	22%	22%

There was no major shift in the distribution of revenue by geographic region in fiscal 2006 as compared to fiscal 2005. The percentage of our net sales in China as a percentage of our total sales decreased in fiscal 2005 as compared to fiscal 2004 primarily as the result of the changes in sales into the wireless handset end markets.

Gross Margin

	Fiscal Year
	2006	2005	2004

Gross Margin	$1,506,140	$1,382,840	$1,553,801
Gross Margin %	58.5%	57.9%	59.0%

The increase in gross margin percentage was primarily related to the increase in utilization of our wafer fabrication facilities and increased sales of higher margin products during fiscal 2006 as compared to fiscal 2005. These increases were partially offset by stock-based compensation expense and restructuring related expenses, primarily accelerated depreciation of $18.3 million, included in cost of sales during fiscal 2006. Gross margin included an aggregate $30.3 million of stock-based compensation expense, restructuring-related and acquisition-related expenses in fiscal 2006.

Gross margin declined in fiscal 2005 by 110 basis points from the gross margin recorded in fiscal 2004. The decline in gross margin was primarily the result of the effect of fixed manufacturing costs allocated across lower levels of production in fiscal 2005.

Stock-based Compensation Expense

During the first quarter of fiscal 2006, on October 30, 2005, we adopted the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, using the modified prospective application method. Compensation cost is calculated on the date of grant using the fair value of the options as calculated using the Black-Scholes valuation model. The Black-Scholes valuation model requires us to make several assumptions. One of the key assumptions is expected volatility. For options granted prior to fiscal 2005, we used historical volatility to estimate the grant-date fair value of stock options. We changed our method of estimating expected volatility for all stock options granted after fiscal 2004 from exclusively relying on historical volatility to exclusively relying on implied volatility. This change was the result of a thorough review we undertook which included consultations with several third-party advisors. We currently believe that the exclusive use of implied volatility results in a more accurate estimate of the grant-date fair value of employee stock options because it more appropriately reflects the market’s current expectations of future volatility. Historical volatility during the period commensurate with the expected term of our stock options over the past several years included a period of time during which our stock price experienced unprecedented increases and subsequent declines. We believe that this past stock price volatility is unlikely to be indicative of future stock price behavior.

As a result of adopting SFAS 123R on October 30, 2005, the Company’s income before income taxes and net income for fiscal 2006, are $73.9 million and $52.6 million lower, respectively, than if it had continued to account for share-based compensation under APB Opinion 25. Basic and diluted earnings per share for the year ended October 28, 2006 are $0.15 and $0.14 lower, respectively, than if the Company had continued to account for share-based compensation under APB Opinion 25.

Prior to the adoption of SFAS 123R, we accounted for share-based payments to employees under APB Opinion No. 25, Accounting for Stock Issued to Employees, using the intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. The adoption of SFAS 123R under the modified prospective application method allowed us to recognize compensation cost beginning with the effective date (a) based on the requirement of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. Under the modified prospective application method, prior periods are not restated for the effect of SFAS 123R. We used the graded attribution method to recognize expense for all options granted prior to the adoption of SFAS 123R. Upon adoption of SFAS 123R on October 30, 2005, we switched to the straight-line attribution method to recognize expense for all grants made after October 29, 2005. The expense associated with the unvested portion of the pre-adoption grants will continue to be expensed using the graded attribution method.

Prior to the adoption of SFAS 123R, on October 18, 2005, we accelerated the vesting of all unvested stock options awarded to employees after December 31, 2000 that had exercise prices of $40.00 per share or greater. Options issued to our corporate officers and directors were not accelerated. Unvested options to purchase approximately 18 million shares became exercisable as a result of the vesting acceleration. Because the exercise price of all the modified options was greater than the market price of our underlying common stock on the date of the modification, no stock-based compensation expense was recorded in the statement of income in accordance with APB Opinion No. 25. The primary purpose for modifying the terms of these out-of-the-money stock options to accelerate their vesting was to eliminate the need to recognize the remaining unrecognized non-cash compensation expense in our statement of income associated with these stock options as measured under SFAS 123, Accounting for Stock-Based Compensation, because the approximately $188 million ($134 million net of tax) of future expense associated with these options would have been disproportionately high compared to the economic value of the options at the date of modification.

As of October 28, 2006, the total compensation cost related to unvested awards not yet recognized in the statement of income was approximately $156.6 million, which will be recognized over a weighted average period of 1.7 years.

See Note 3 to our Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for further information regarding our adoption of SFAS 123R.

Research and Development (R&D)

	Fiscal Year
	2006	2005	2004

R&D Expenses	$536,747	$497,097	$514,442
R&D Expenses as a % of Net Sales	20.9%	20.8%	19.5%

R&D expenses for fiscal 2006 increased by $39.7 million, or 8%, from the amount recorded in fiscal 2005. The increase in R&D expense was primarily the result of recognizing $33.0 million of stock-based compensation expense due to the adoption of SFAS 123R and an increase in employee bonus expense. These increases were partially offset by the savings realized from the restructuring actions we initiated in the fourth quarter of fiscal 2005 and the sale of our DSP-based DSL ASIC and network processor product line in the second quarter of fiscal 2006.

R&D expenses for fiscal 2005 decreased by $17 million, or 3%, from the amount recorded in fiscal 2004. The decrease in R&D expenses was caused by a $9 million reduction in employee bonus expenses and reductions in other expenses of $21 million as a result of our tight control over all other engineering expenses throughout the year. These expense reductions were partially offset by a $13 million increase in salary and employee benefit expenses.

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

Selling, Marketing, General and Administrative (SMG&A)

	Fiscal Year
	2006	2005	2004

SMG&A Expenses	$394,086	$338,276	$340,036
SMG&A Expenses as a % of Net Sales	15.3%	14.2%	12.9%

SMG&A expenses for fiscal 2006 increased $55.8 million, or 16%, from the levels recorded in fiscal 2005. The increase in SMG&A expenses was primarily the result of recording $33.2 million of stock-based compensation expense related to the adoption of SFAS 123R and higher employee salary, employee benefit and employee bonus expenses. These increases were partially offset by savings realized from the restructuring actions we initiated in the fourth quarter of fiscal 2005 and the sale of our DSP-based DSL ASIC and network processor product line in the second quarter of fiscal 2006.

SMG&A expenses for fiscal 2005 decreased by $2 million, or 1%, from the levels recorded in 2004. The decrease in SMG&A expenses was caused by a reduction in employee bonus expenses of $4 million and reductions in other SMG&A expenses of $10 million as a result of tight control over all discretionary spending throughout the year. These expense reductions were partially offset by a $12 million increase in salary and employee benefit expenses.

Purchased In-process Research and Development

Fiscal Year
2006

TTPCom Limited	$5,500
Integrant	11,124
AudioAsics	5,087

Total Purchased in-Process R&D	$21,711

We incurred charges totaling $21.7 million for the write-off of in-process technology that had not yet reached technological feasibility associated with our acquisitions in the third and fourth quarters of fiscal 2006. There were no charges for the write-off of in-process research and development in fiscal 2005 or 2004. See “— Acquisitions” below for additional information regarding these acquisitions.

Special Charges — Fiscal 2005 and Fiscal 2006

Closure of Wafer Fabrication Facility

During the fourth quarter of fiscal 2005, we recorded a special charge of $20.3 million as a result of a decision to close our California wafer fabrication operations and transfer virtually all of the production of products manufactured there to our facility located in Wilmington, Massachusetts. The charge was for severance and fringe benefit costs that were recorded pursuant to SFAS 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, or SFAS 88, under our ongoing benefit plan for 339 manufacturing employees and 28 general and administrative employees. The severance benefit was calculated based on length of past service, and employees must continue to be employed until they are involuntarily terminated in order to receive the severance benefit. As of October 28, 2006, 72 of these employees remained employed at our company. The employment of 42 of these employees was terminated on November 9, 2006. The remaining 30 employees will continue working over the next three months on the cleanup and closure of this wafer fabrication facility.

In addition to the charge recorded in the fourth quarter of fiscal 2005, we recorded additional expense during fiscal 2006, which consisted of $18.3 million of non-cash cost of sales expenses for additional depreciation due to shortened useful lives of certain manufacturing equipment and $2.0 million for stay-on bonuses. We reversed approximately $2.0 million of our severance accrual during fiscal 2006. The accrual reversal was required because some employees voluntarily left the company, other employees found alternative employment within the company, and there was an over accrual related to fringe benefits because severance payments, normally paid as income continuance, were paid as lump sum payments, which reduced the benefit costs associated with these payments.

We ceased production at the wafer fabrication facility on November 9, 2006. We expect to incur additional expenses related to this action in the first half of fiscal 2007 of approximately $12 million for lease termination, clean-up and closure costs. In accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, the lease charge will be taken when we cease using the building and the cleanup and closure costs will be expensed as incurred. The closure of this facility is estimated to result in annual cost savings of approximately $50 million per year beginning in fiscal 2007. These annual savings are expected to be realized as follows: approximately $49 million in cost of sales, of which approximately $7 million relates to non-cash depreciation savings, and approximately $1 million in SMG&A expenses.

Reorganization of Product Development and Support Programs

During the fourth quarter of fiscal 2005, we recorded a special charge of $11.2 million as a result of our decision to reorganize our product development and support programs with the goal of providing greater focus on our analog and DSP product programs. The charge was for severance and fringe benefit costs that were recorded pursuant to SFAS 88 under our ongoing benefit plan or statutory requirements at foreign locations for 60 manufacturing employees and 154 engineering and selling, marketing, general and administrative employees. These employees must continue to be employed until they are involuntarily terminated in order to receive the severance benefit. As of October 28, 2006, 23 of these employees were still employed by the company.

During fiscal 2006, we recorded an additional special charge of $3.8 million related to this reorganization action. Approximately $1.5 million of this charge was for lease obligation costs for a facility we ceased using during the first quarter of fiscal 2006 and the write-off of property, plant and equipment and other items. The remaining $2.3 million relates to the severance and fringe benefit costs that were recorded in the fourth quarter of fiscal 2006 pursuant to SFAS 88 under our ongoing benefit plan or statutory requirements at foreign locations for 46 engineering and selling, marketing, general and administrative employees. These employees must continue to be employed until they are involuntarily terminated in order to receive the severance benefit. As of October 28, 2006, 35 of these employees were still employed by the company.

We do not expect to incur any further material charges related to this reorganization action. These organizational changes are expected to result in savings of approximately $25 million per year once fully completed by the end of the first quarter of fiscal 2007. These savings are expected to be realized as follows: approximately $14 million in R&D expenses, approximately $8 million in SMG&A expenses and approximately $3 million in cost of sales. A portion of these savings associated with the charge we recorded in the fourth quarter of fiscal 2005 have already been realized during the second half of fiscal 2006.

Operating Income

	Fiscal Year
	2006	2005	2004

Operating income	$551,806	$515,987	$699,323
Operating income as a % of Net Sales	21.4%	21.6%	26.6%

The $35.8 million increase in operating income in fiscal 2006 as compared to fiscal 2005 was primarily the result of an 8% increase in net sales and a 60 basis point increase in gross margin percentage. These increases were partially offset by $73.9 million of stock-based operating expenses associated with the adoption of SFAS 123R and the $21.7 million write-off of purchased in-process research and development from our recent acquisitions. The special charges in fiscal 2006 were lower by $29.7 million from the special charges recorded in fiscal 2005.

The decrease in operating income in fiscal 2005 as compared to fiscal 2004 was primarily a result of a 9% decrease in net sales, a 110 basis point decrease in gross margin combined with a $31.5 million special charge in fiscal year 2005 partially offset by a decrease in operating expense.

Nonoperating (Income) Expense

	Fiscal Year
	2006	2005	2004

Interest expense	$52	$27	$224
Interest income	(100,169)	(71,688)	(36,047)
Other (income)/expense, net	(10,472)	(42)	2,410

Total nonoperating income	$(110,589)	$(71,703)	$(33,413)

Nonoperating income increased by $38.9 million in fiscal 2006 as compared to fiscal 2005. This increase was primarily the result of higher interest income, which was primarily attributable to higher interest rates in fiscal 2006 as compared to fiscal 2005. Non-operating income for fiscal 2006 also included a $13.0 million gain on the sale of our DSP-based DSL ASIC and network processor product line during the second quarter of fiscal 2006.

The year-to-year increase in interest income in fiscal 2005 as compared to fiscal 2004 was primarily attributable to higher interest rates as well as higher average invested cash balances.

Provision for Income Taxes

	Fiscal Year
	2006	2005	2004

Provision for Income Taxes	$113,661	$172,903	$161,998
Effective Income Tax Rate	17.2%	29.4%	22.1%

Our effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where our income is earned. The tax rate was lower in fiscal 2006 compared to fiscal 2005 primarily due to the recording of tax benefits of $35.2 million associated with the completion of an Internal Revenue Service (IRS) examination during fiscal 2006, including the reversal of penalty accruals and the filing of refund claims in other jurisdictions associated with the completion of the IRS audit. In addition, the effective tax rate was higher in fiscal 2005 as a result of our repatriation of foreign earnings and the write-off of deferred tax assets associated with balances accumulated in our deferred compensation plan as more fully described below.

On October 22, 2004, the American Jobs Creation Act of 2004, or the AJCA, was signed into law. The AJCA created a temporary incentive for US multinational corporations to repatriate accumulated foreign income by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. During fiscal 2005, we repatriated $1,055 million of accumulated foreign earnings. Under current tax law, the earnings repatriated prior to October 29, 2005 were taxed at a reduced effective tax rate. As a result of this action, we recorded additional income tax expense of $49 million in fiscal 2005.

We had originally established a deferred tax asset on our consolidated balance sheet with the expectation that the officers subject to the 162(m) limitation of the Internal Revenue Code would not withdraw their balances from the Analog Devices, Inc. Deferred Compensation Plan, or the deferred compensation plan, while they were still subject to the 162(m) limitation, and we would receive a tax deduction at the time of withdrawal, generally upon their retirement. Due to changes in tax law during 2005 that were enacted as part of the AJCA, the laws associated with distributions from deferred compensation plans have changed. As a result, in fiscal 2005 three executive officers who were subject to the 162(m) limitation withdrew, or indicated their intention to withdraw a portion of their balances from the deferred compensation plan. We incurred additional income tax expense in fiscal 2005 of $7.2 million as a result of the write-off of deferred tax assets associated with balances accumulated in the deferred compensation plan.

Net Income

	Fiscal Year
	2006	2005	2004

Net Income	$549,482	$414,787	$570,738
Net Income as a % of Net Sales	21.4%	17.4%	21.7%
Diluted EPS	$1.48	$1.08	$1.45

Net income increased by $134.7 million in fiscal 2006 as compared to fiscal 2005, primarily as the result of the 8% increase in net sales, the improvement in gross margin percentage, the increase in nonoperating income and lower tax expense. This increase in net income was partially offset by a year-to-year increase in operating expenses of $87.5 million, primarily as a result of $66.2 million of stock-based operating expenses related to the adoption of SFAS 123R and $23.1 million of operating expenses related to the our acquisitions during fiscal 2006. These operating expense increases were partially offset by a $29.7 million decrease in special charges in fiscal 2006 as compared to fiscal 2005.

Net income decreased by $156 million in fiscal 2005 as compared to fiscal 2004. This decrease was primarily the result of the year-to-year decrease in net sales, a $49 million tax charge related to the repatriation of foreign earnings and $31 million of special charges recorded in fiscal 2005. The decrease in net income was partially offset by a $36 million increase in interest income.

The impact of inflation and foreign currency exchange rate movement on our business during the past three fiscal years has not been significant.

Acquisitions

In the third quarter of fiscal 2006, we completed a transaction with TTPCom Limited (TTPCom), whereby TTPCom transferred to us intellectual property, engineering resources, and related assets associated with the support and customization of TTPCom’s GSM/GPRS/EDGE modem software for use on our existing and future generations of SoftFone(R) baseband processors. We also acquired development rights for AJAR, TTPCom’s advanced applications platform. As a result of this transaction, we are the single point of contact for both hardware and software support for our new and existing wireless handset customers, thus improving our abilities to service the needs of individual customers. We paid $11.9 million in initial cash payments and may become obligated to make additional cash payments of up to an aggregate of $12 million based on the achievement of technological milestones during the period from May 2006 through November 2006. The purchase price was allocated to the tangible and intangible assets acquired based on their estimated fair values at the date of acquisition. The estimated fair values of the assets exceeded the initial payments by $7.8 million, resulting in negative goodwill. Pursuant to Statement of Financial Accounting Standards (SFAS) No 141, Business Combinations, we recorded a liability for the contingent consideration that will be accounted for as additional purchase price, up to the amount of the negative goodwill. As contingent payments become due, the payments will be applied against the contingent liability. Contingent payments in excess of $7.8 million, if any, will be recorded as additional purchase price. As of October 28, 2006, we had paid $6 million of contingent payments, and the remaining contingent liability was $1.8 million. The purchase price included $5.5 million of in-process technology that had not yet reached technological feasibility, had no alternative future use and was charged to operations during the third quarter of fiscal 2006. The in-process technology related to software code developed for use in our semiconductor chipsets manufactured for devices that use both the 2G and 2.5G cellular wireless technology standards. The fair value of the in-process technology was determined by a third party using the income forecast method, which is a discounted net cash flow approach. At the time of the acquisition, the in-process technology was approximately 56% complete. As of October 28, 2006, the in-process research and development projects are on schedule. We expect to complete these projects in the first quarter of fiscal 2007 and incur an additional $1.3 million of expense related to these projects. The acquisition also included $13.2 million of intangible assets that will be amortized over their estimated useful lives of five years using an accelerated amortization method that reflects the estimated pattern of economic use.

In the fourth quarter of fiscal 2006, we acquired substantially all the outstanding stock of privately-held Integrant Technologies, Inc. (Integrant) of Seoul, Korea. The acquisition enabled us to enter the mobile TV market as well as strengthened our presence in the Asian region. We paid $127.2 million in initial cash payments at closing and may be obligated to make additional cash payments of up to an aggregate of $33 million upon the satisfaction of certain conditions. The initial cash payments include $4.2 million held in escrow for the purchase of the remaining non-founder outstanding shares. The preliminary purchase price was allocated to the tangible and intangible assets acquired based on their estimated fair values at the date of acquisition. We expect to complete the purchase accounting in the first quarter of fiscal 2007 upon obtaining certain additional information. The $33 million of potential cash payments is comprised of $25 million for the achievement of revenue-based milestones that may be payable during the period from July 2006 through December 2007 and $8 million related to the purchase of shares from the founder of Integrant during the period from July 2007 through July 2009. The additional cash payments, if any, will be recorded as additional purchase price. The purchase price included $11.1 million of in-process technology that had not yet reached technological feasibility, had no alternative future use and was charged to operations during the fourth quarter of fiscal 2006. The in-process technology related to technologies currently in development for Dual DAB, T-DMB, DVB-H, RFID and WiBro applications. The fair value of the in-process technology was determined by a third-party using the income forecast method, which is a discounted net cash flow approach. At the time of the acquisition, the in-process technology was approximately 74% complete. As of October 28, 2006, the in-process research and development projects are on schedule. We expect to complete the projects in the second quarter of fiscal 2007 and incur an additional $3.3 million of expense related to these projects. The acquisition also included $21.6 million of intangible assets that will be amortized over their estimated useful lives of two to five years using an accelerated amortization method that reflects the estimated pattern of economic use.

In the fourth quarter of fiscal 2006, we acquired all the outstanding stock of privately-held AudioAsics A/S (AudioAsics) of Roskilde, Denmark. The acquisition of AudioAsics allows us to continue developing our low-power audio solutions, while expanding our presence in the Nordic and Eastern European regions. We paid $19.3 million in initial cash payments at closing and may be obligated to make additional cash payments of up to an aggregate of $8 million upon the satisfaction of certain conditions. The purchase price was allocated to the tangible and intangible assets acquired based on their estimated fair values at the date of acquisition. The $8 million of potential cash payments is comprised of $4.8 million for the achievement of revenue-based milestones that may be payable during the period from October 2006 through January 2009 and $3.2 million based on the achievement of technological milestones during the period from October 2006 through January 2009. In order to be entitled to receive $2.4 million of the revenue-based contingent consideration, certain key employees must continue to be employed by us. As such, that portion of the revenue-based contingent consideration will be recorded as compensation expense when, and if, it is earned. The technological milestones require post-acquisition services to be rendered in order to be achieved and, as such, will be recorded as compensation expense when earned. The purchase price included $5.1 million of in-process technology that had not yet reached technological feasibility, had no alternative future use and was charged to operations during the fourth quarter of fiscal 2006. The in-process technology related to technologies currently in development for analog and digital microphone pre-amplifiers. The fair value of the in-process technology was determined by a third party using the income forecast method, which is a discounted net cash flow approach. At the time of the acquisition, the in-process technology was approximately 69% complete. As of October 28, 2006, the in-process research and development projects are on schedule. We expect to complete the projects by April 2007 and incur an additional $1.0 million of expense related to these projects. The acquisition also included $8.3 million of intangible assets that will be amortized over their estimated useful lives of five years using an accelerated amortization method that reflects the estimated pattern of economic use.

Pro forma results of operations for TTPCom, Integrant and AudioAsics have not been provided herein as they were not material to us on either an individual or an aggregate basis. The results of operations of each acquisition are included in our consolidated statement of income from the date of such acquisition.

Related Party Transaction

One of our directors, who has served on our Board of Directors since 1988, became a director of Taiwan Semiconductor Manufacturing Company, or TSMC, in fiscal 2002 and continues to serve as a director of TSMC. Management believes the terms and prices for the purchases of products from TSMC are not affected by the presence of one of our directors on the Board of Directors of TSMC. We purchased approximately $281 million, $224 million and $337 million of products from TSMC in fiscal years 2006, 2005 and 2004, respectively.

Approximately $17 million and $27 million were payable to TSMC as of October 28, 2006 and October 29, 2005, respectively. We anticipate that we will make significant purchases from TSMC in fiscal year 2007.

Liquidity and Capital Resources

	Fiscal Year
	2006	2005	2004

Net Cash Provided by Operations	$621,102	$672,704	$778,045
Net Cash Provided by Operations as a % of Net Sales	24.1%	28.2%	29.5%

At October 28, 2006, cash, cash equivalents and short-term investments totaled $2,128 million, a decrease of $577.6 million from fiscal 2005. Our statement of cash flows reflects the impact of $181.2 million for allocating the excess tax benefit from the exercise of stock options over a period of several years between the financing and operating section of the statement of cash flows, as required by SFAS 123R. The primary sources of funds for fiscal 2006 were net cash generated from operating activities of $621.1 million (which is net of the $181.2 million of non-cash excess tax benefit discussed above), $305.6 million of cash inflows from the net change in our short-term available-for-sale investments, proceeds from the sale of a product line of $23.1 million and proceeds of $94.4 million from our various employee stock plans. The principal uses of funds during fiscal 2006 were the repurchase of approximately 30.7 million shares of our common stock for an aggregate of $1,025 million, cash dividend payments of $201.5 million, payments of $157.0 million for acquisitions and capital expenditures of $129.3 million.

During fiscal 2005, net cash provided by operations decreased by $105 million from the amount recorded in fiscal 2004 primarily due to a decline in net income of $156 million. Cash and cash equivalents increased by $109 million during fiscal 2005. This increase was the result of $673 million of cash flow from operations, $89 million in proceeds from our various employee stock programs and $70 million of cash inflows from the net change in our short-term available-for-sale investments. These cash inflows were partially offset by the repurchase of $525 million of our common stock, the payment of $119 million of cash dividends and additions to property, plant and equipment of $85 million. Cash, cash equivalents and short-term investments increased by $21 million during fiscal 2005 to $2,706 million at October 29, 2005.

	Fiscal Year
	2006	2005

Accounts Receivable	$329,393	$320,523
Days Sales Outstanding	47	47
Inventory	$378,651	$325,605
Days Cost of Sales in Inventory	128	115

Accounts receivable at the end of fiscal 2006 increased by $8.9 million, or 3%, from the amount at the end of fiscal 2005. This increase was the result of higher sales in the last month of the fourth quarter of fiscal 2006 as compared to the last month of the fourth quarter of fiscal 2005.

Inventories at the end of fiscal 2006 increased by $53.0 million, or 16%, from the amount at the end of fiscal 2005 and days cost of sales in inventory at the end of fiscal 2006 increased by 13 days from the amount at the end of fiscal 2005. Approximately $19.0 million of this increase relates to the inventory that was built in preparation for the planned closure of our wafer fabrication facility in California and approximately $3.7 million relates to the capitalization of manufacturing related stock-based compensation expense as a result of our adoption of SFAS 123R in the first quarter of fiscal 2006. The remainder of the increase primarily relates to increased inventory to support anticipated higher sales demand.

Current liabilities decreased to $490.9 million at October 28, 2006, a decrease of $328.0 million, or 40%, from $818.9 million at the end of fiscal 2005. The decrease in current liabilities was largely the result of a $233.3 million net decrease in the current portion of the deferred compensation plan liability, primarily as a result of withdrawals by plan participants in response to certain provisions of the American Jobs Creation Act, as more fully described below. Additionally, income taxes payable at October 28, 2006 decreased by a net of $111.3 million compared to the end of fiscal 2005, which was primarily as a result of recording tax deductions in 2006 for stock options exercised over a period of several years becoming available upon the completion of the IRS examination. These decreases were partially offset by a $27.7 million increase in deferred income on shipments to distributors due to the increase in inventory held by our distributors as a result of increases in demand for our products during fiscal 2006.

During fiscal 2006, we distributed $254.1 million from our amended and restated deferred compensation plan, or the Deferred Compensation Plan, as a result of participant terminations or at the direction of the participants. This amount represented compensation and/or stock option gains previously deferred by those participants pursuant to the terms of our Deferred Compensation Plan and earnings on those deferred amounts. As a result of certain provisions of the American Jobs Creation Act, participants had the opportunity until December 31, 2005 to elect to withdraw amounts previously deferred.

Net additions to property, plant and equipment were $129.3 million in fiscal 2006, $85.5 million in fiscal 2005 and $146.2 million in fiscal 2004. Fiscal 2007 capital expenditures are expected to total approximately $175 million.

During fiscal 2006, our Board of Directors declared cash dividends totaling $0.56 per outstanding share of common stock resulting in dividend payments of $201.5 million in fiscal 2006. The payment of future dividends, if any, will be based on several factors including our financial performance, outlook and liquidity. After the end of the fiscal year, on November 13, 2006, our Board of Directors declared a cash dividend of $0.16 per outstanding share of our common stock. The dividend is payable on December 13, 2006 to shareholders of record on November 24, 2006 and is expected to total approximately $54 million.

On May 11, 2005, our Board of Directors authorized an increase in the aggregate dollar amount of common stock that may be repurchased under our share repurchase program previously adopted by our Board of Directors on August 11, 2004 from $500 million to $1 billion. On March 14, 2006, our Board of Directors authorized the repurchase by us of an additional $1 billion of our common stock, increasing the total amount of our common stock we can repurchase from $1 billion to $2 billion of our common stock. Under the repurchase program, we may repurchase outstanding shares of our common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program. During fiscal 2006, we repurchased approximately $1,025 million of our common stock under this plan. During fiscal 2005, we repurchased approximately $525.5 million of our common stock under this program. As of October 28, 2006, we had $312.4 million of authorization remaining under our repurchase program.

The table below summarizes our contractual obligations as of October 28, 2006:

		Payment due by period
		Less than			More than
(thousands)	Total	1 Year	1-3 Years	4-5 Years	5 Years

Contractual obligations:
Operating leases[a]	$83,634	$30,311	$39,777	$8,570	$4,976
Deferred compensation plan[b]	31,742	1,109	2,204	—	28,429
Pension funding[c]	7,497	7,497	—	—	—

Total	$122,873	$38,917	$41,981	$8,570	$33,405

(a)	Certain of our operating lease obligations include escalation clauses. These escalating payment requirements are reflected in the table.

(b)	These payments relate to obligations under our deferred compensation plan. The deferred compensation plan allows certain members of management and other highly-compensated employees and non-employee directors to defer receipt of all or any portion of their compensation. Prior to January 1, 2005, participants could also defer gains on stock options and restricted stock granted before July 23, 1997. The amount in the “More than 5 Years” column of the table represents the remaining total balance under the deferred compensation plan to be paid to participants who have not terminated employment. Since we cannot reasonably estimate the timing of withdrawals for participants who have not yet terminated employment we have included the future obligation to these participants in the “More than 5 Years” column of the table. All other columns represent installment payments to be made to those employees who have retired or are on long-term disability.

(c)	Our funding policy for our foreign defined benefit plans is consistent with the local requirements of each country. The payment obligations in the table are estimates of our expected contributions to these plans for fiscal year 2007. The actual future payments may differ from the amounts presented in the table and reasonable estimates of payments beyond one year are not practical because of potential future changes in variables such as plan asset performance, interest rates and the rate of increase in compensation levels.

Purchase orders for the purchase of raw materials and other goods and services are not included in the table above. We are not able to determine the total amount of these purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements. In addition, our purchase orders generally allow for cancellation without significant penalties. We do not have significant agreements for the purchase of raw materials or other goods specifying minimum quantities or set prices that exceed our expected short-term requirements.

The expected timing of payments and the amounts of the obligations discussed above are estimated based on current information.

At October 28, 2006, our principal source of liquidity was $2,128 million of cash, cash equivalents and short-term investments. We believe that our existing sources of liquidity and cash expected to be generated from future operations, together with anticipated available long-term financing, will be sufficient to fund operations, capital expenditures and research and development efforts for at least the next twelve months and thereafter for the foreseeable future.

Off-balance Sheet Financing

As of October 28, 2006, we had no off-balance sheet financing arrangements.

Outlook

The following statements are based on current expectations. These statements are forward looking, and actual results may differ materially. These statements do not give effect to the potential impact of any mergers, acquisitions, divestitures, or business combinations that may be announced or closed after the date of filing this report. These statements supersede all prior statements regarding business outlook made by the Company. Product sales in the first quarter of fiscal 2007 are planned to be approximately $635 to $670 million. This includes an additional week of operations as the first quarter of fiscal 2007 will have a total of 14 weeks. In addition, revenue in the first quarter of fiscal 2007 will include a $35 million one-time, non-recurring payment received by us on November 9, 2006 in exchange for licensing certain intellectual property rights to a third party. Total revenue in the first quarter of fiscal 2007 is expected to range from $670 to $705 million. Gross margin percentage is planned to be approximately 61.2% to 61.6% of revenue in the first quarter of fiscal 2007 which includes the impact of the $35 million one-time payment that has no cost of sales associated with it. Diluted EPS is planned to be approximately $0.36 to $0.42 for the first quarter of fiscal 2007.

New Accounting Pronouncements

Accounting for Prior Year Misstatements

In September 2006, the United States Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s balance sheet and statement of operations financial statements and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. We are currently evaluating the impact, if any, that SAB 108 may have on our financial condition, results of operations or liquidity.

Accounting for Defined Benefit Pension and Other Postretirement Plans

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132R (SFAS 158). SFAS 158 requires companies to recognize the funded status of pension and other postretirement benefit plans on sponsoring employers’ balance sheets and to recognize changes in the funded status in the year the changes occur. It also requires the measurement date of plan assets and obligations to occur at the end of the employers’ fiscal year. SFAS 158 is effective for us at the end of fiscal 2007, except for the change in measurement date, which is effective for us in fiscal 2008. The effect on our financial statements is dependent upon the discount rate at our fiscal 2007 measurement date (September 30, 2007) and actual returns on our pension plan assets during the year. We are currently evaluating the impact, if any, that SFAS 158 may have on our financial condition, results of operations or liquidity.

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact, if any, that FIN 48 may have on our financial condition, results of operations or liquidity.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS 154) which supersedes APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retroactively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by this statement. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 during fiscal 2006 did not have a material impact on our financial condition, results of operations or liquidity.

Asset Retirements

In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143. FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 in the fourth quarter of fiscal 2006 did not impact our financial condition, results of operations or liquidity.

Inventory Costs

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4 (SFAS 151). SFAS 151 amends the guidance in ARB No 43, Chapter 4, “Inventory Pricing,” to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges. In addition, SFAS 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 in the first quarter of fiscal 2006 did not impact our financial condition, results of operations or liquidity.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of the financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience, knowledge of current conditions and beliefs of what could occur in the future given available information. We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment. If actual results differ significantly from management’s estimates and projections, there could be a material effect on our financial statements. We also have other policies that we consider key accounting policies, such as our policy for revenue recognition, including the deferral of revenue on sales to distributors until the products are sold to the end user; however, the application of these policies does not require us to make significant estimates or judgments that are difficult or subjective.

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

Long-Lived Assets

We review property, plant, and equipment and identified intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of assets may not be recoverable. Recoverability of these assets is measured by comparison of their carrying value to future undiscounted cash flows the assets are expected to generate over their remaining economic lives. If such assets are considered to be impaired, the impairment to be recognized in earnings equals the amount by which the carrying value of the assets exceeds their fair market value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. Although we have recognized no material impairment adjustments related to our property, plant, and equipment and identified intangible assets during the past three fiscal years, except those made in conjunction with restructuring actions, deterioration in our business in the future could lead to such impairment adjustments in future periods. Evaluation of impairment of long-lived assets requires estimates of future operating results that are used in the preparation of the expected future undiscounted cash flows. Actual future operating results and the remaining economic lives of our long-lived assets could differ from the estimates used in assessing the recoverability of these assets. These differences could result in impairment charges, which could have a material adverse impact on our results of operations. In addition, in certain instances, assets may not be impaired but their estimated useful lives may have decreased. In these situations, we amortize the remaining net book values over the revised useful lives.

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

Accounting for Income Taxes

We account for income taxes in accordance with SFAS 109, Accounting for Income Taxes, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We evaluate the realizability of our deferred tax assets quarterly. At October 28, 2006, we had gross deferred tax assets of $188.4 million primarily resulting from temporary differences between the book and tax bases of assets and liabilities. We have conducted an assessment of the likelihood of realization of those deferred tax assets and concluded that a $42.6 million valuation allowance is needed to reserve the amount of the deferred tax assets that may not be realized due to the expiration of state credit carryovers. In reaching our conclusion, we evaluated certain relevant criteria including the existence of deferred tax liabilities that can be used to absorb deferred tax assets, the taxable income in prior carryback years that can be used to absorb net operating losses and taxable income in future years. Our judgments regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors. These changes, if any, may require material adjustments to these deferred tax assets, resulting in a reduction in net income or an increase in net loss in the period when such determinations are made.

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

Stock-Based Compensation

The adoption of SFAS 123R in the first quarter of fiscal 2006 requires that stock-based compensation expense associated with stock options and related awards be recognized in the statement of income, rather than being disclosed in a pro forma footnote to the consolidated financial statements. Determining the amount of stock-based compensation to be recorded requires us to develop estimates to be used in calculating the grant-date fair value of stock options. We calculate the grant-date fair values using the Black-Scholes valuation model. The use of valuation models requires us to make estimates of the following assumptions:

Expected volatility — We are responsible for estimating volatility and have considered a number of factors, including third-party estimates, when estimating volatility. For options granted prior to fiscal 2005, we used historical volatility to estimate the grant-date fair value of stock options. We changed our method of estimating expected volatility for all stock options granted after fiscal 2004 from exclusively relying on historical volatility to exclusively relying on implied volatility. This change was the result of a thorough review we undertook which included consultations with several third-party advisors. We currently believe that the exclusive use of implied volatility results in a more accurate estimate of the grant-date fair value of employee stock options because it more appropriately reflects the market’s expectations of future volatility. Historical volatility during the period commensurate with the expected term of our stock options over the past several years included a period of time that our stock price experienced unprecedented increases and subsequent declines. We believe that this past stock price volatility is unlikely to be indicative of future stock price behavior. Options in our stock are actively traded on several exchanges. Implied volatility is calculated for the period that is commensurate with the option’s expected term assumption. Because this term often exceeds the period for which there are exchange-traded options in our stock, statistical techniques are used to derive the implied volatility for traded options with terms commensurate with the option’s expected term of five years. This calculation of implied volatility is derived from the closing prices of the Company’s stock and exchange traded options from the most recent five trading days prior to the grant date of the employee stock option. In general, the higher the expected volatility used in the Black-Scholes valuation model, the higher the grant-date fair value of the option.

Expected term — We use historical employee exercise and option expiration data to estimate the expected term assumption for the Black-Scholes grant date valuation. We believe that this historical data is currently the best estimate of the expected term of a new option, and that generally, all of our employees exhibit similar exercise behavior. In general, the longer the expected term used in the Black-Scholes valuation model, the higher the grant-date fair value of the option.

Risk-free interest rate — The yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected term assumption is used as the risk-free interest rate.

Expected dividend yield — Expected dividend yield is calculated by annualizing the cash dividend declared by our Board of Directors for the current quarter and dividing that result by the closing stock price on the date of grant of the option. Until such time as our Board of Directors declares a cash dividend for an amount that is different from the current quarter’s cash dividend, the current dividend will be used in deriving this assumption. Cash dividends are not paid on options, restricted stock or restricted stock units.

The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. We currently expect, based on an analysis of our historical forfeitures, that approximately 84% of our options will vest, and therefore have applied an annual forfeiture rate of 3.4% to all unvested options as of October 28, 2006. The 3.4% represents the portion that is expected to be forfeited each year over the vesting period, therefore, the cumulative amount, on a compounded basis, that is expected to be forfeited is approximately 16% of the aggregate options granted. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

Contingencies

From time to time, we receive notices that our products or manufacturing processes may be infringing the patent or intellectual property rights of others. We periodically assess each matter to determine if a contingent liability should be recorded in accordance with SFAS 5, Accounting for Contingencies. In making this determination, we may, depending on the nature of the matter, consult with internal and external legal counsel and technical experts. Based on the information we obtain, combined with our judgment regarding all the facts and circumstances of each matter, we determine whether it is probable that a contingent loss may be incurred and whether the amount of such loss can be reasonably estimated. Should a loss be probable and reasonably estimable, we record a contingent loss in accordance with SFAS 5. In determining the amount of a contingent loss, we consider advice received from experts in the specific matter, current status of legal proceedings, settlement negotiations that may be ongoing, prior case history and other factors. Should the judgments and estimates made by us be incorrect, we may need to record additional contingent losses that could materially adversely impact our results of operations. See Note 13 to our Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for information regarding our commitments and contingencies.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Exposure

Our annual interest income would change by approximately $16 million in fiscal 2006 and $16 million in fiscal 2005 for each 100 basis point increase or decrease in interest rates. The fair values of our investment portfolio at October 28, 2006 and October 29, 2005 would change by approximately $6 million and $14 million, respectively, for each 100 basis point increase or decrease in rates.

Foreign Currency Exposure

As more fully described in Note 2 (i) in the Notes to our Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K, we regularly hedge our non-U.S. dollar-based exposures by entering into forward exchange contracts. The terms of these contracts are for periods matching the duration of the underlying exposure and generally range from one month to twelve months. The short-term nature of these contracts has resulted in these instruments having insignificant fair values at October 28, 2006 and October 29, 2005. Currently, our largest foreign currency exposure is the Euro, primarily because our European operations have a higher proportion of our local currency denominated expenses. Relative to foreign currency exposures existing at October 28, 2006, and October 29, 2005, a 10% unfavorable movement in foreign currency exchange rates would not expose us to significant losses in earnings or cash flows or significantly diminish the fair value of our foreign currency financial instruments, primarily due to the short lives of the affected financial instruments that effectively hedge substantially all of our year-end exposures against fluctuations in foreign currency exchange rates. The calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, such changes typically affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency selling prices.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ANALOG DEVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME
Years ended October 28, 2006, October 29, 2005 and October 30, 2004

(thousands, except per share amounts)	2006	2005	2004

Revenue
Net sales	$2,573,176	$2,388,808	$2,633,800
Costs and Expenses
Cost of sales(1)	1,067,036	1,005,968	1,079,999

Gross margin	1,506,140	1,382,840	1,553,801
Operating expenses:
Research and development(1)	536,747	497,097	514,442
Selling, marketing, general and administrative(1)	394,086	338,276	340,036
Purchased in-process research and development	21,711	—	—
Special charges	1,790	31,480	—

	954,334	866,853	854,478
Operating income	551,806	515,987	699,323
Nonoperating (income) expenses:
Interest expense	52	27	224
Interest income	(100,169)	(71,688)	(36,047)
Other, net	(10,472)	(42)	2,410

	(110,589)	(71,703)	(33,413)

Earnings
Income before income taxes and minority interest	662,395	587,690	732,736
Provision for income taxes:
Payable currently	142,115	158,299	135,067
Deferred	(28,454)	14,604	26,931

	113,661	172,903	161,998

Minority interest	748	—	—

Net income	$549,482	$414,787	$570,738

Shares used to compute earnings per share — Basic	358,762	371,791	375,031

Shares used to compute earnings per share — Diluted	370,964	383,474	392,854

Earnings per share — Basic	$1.53	$1.12	$1.52

Earnings per share — Diluted	$1.48	$1.08	$1.45

Dividends declared per share	$0.56	$0.32	$0.20

(1) Includes stock-based compensation expense as follows:
Cost of sales	$7,714	$—	$—
Research and development	34,523	4,870	7,255
Selling, marketing, general and administrative	33,192	—	—

Total stock-based compensation expense	$75,429	$4,870	$7,255

See accompanying Notes.

ANALOG DEVICES, INC.

CONSOLIDATED BALANCE SHEETS
October 28, 2006 and October 29, 2005

(thousands, except share and per share amounts)	2006	2005

ASSETS
Current Assets
Cash and cash equivalents	$343,947	$627,591
Short-term investments	1,784,387	2,078,351
Accounts receivable less allowances of $2,953 ($3,439 in 2005)	329,393	320,523
Inventories(1)	378,651	325,605
Deferred tax assets	91,045	86,430
Deferred compensation plan investments	1,109	234,376
Prepaid expenses and other current assets	82,770	59,580

Total current assets	3,011,302	3,732,456

Property, Plant and Equipment, at Cost
Land and buildings	353,912	345,103
Machinery and equipment	1,371,332	1,323,397
Office equipment	78,976	83,969
Leasehold improvements	109,028	108,345

	1,913,248	1,860,814
Less accumulated depreciation and amortization	1,350,623	1,260,908

Net property, plant and equipment	562,625	599,906

Other Assets
Deferred compensation plan investments	30,579	42,941
Other investments	850	2,424
Goodwill	256,209	163,373
Intangible assets, net	42,808	4,203
Deferred tax assets	54,734	13,328
Other assets	27,744	24,580

Total other assets	412,924	250,849

	$3,986,851	$4,583,211

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$124,566	$128,317
Deferred income on shipments to distributors	149,543	121,802
Income taxes payable	60,956	172,277
Deferred compensation plan liability	1,109	234,376
Accrued liabilities	154,769	162,151

Total current liabilities	490,943	818,923

Noncurrent Liabilities
Deferred income taxes	3,414	1,735
Deferred compensation plan liability	30,633	44,657
Other noncurrent liabilities	25,851	26,395

Total noncurrent liabilities	59,898	72,787

Minority interest	217	—

Commitments and contingencies (Note 13)
Shareholders’ Equity
Preferred stock, $1.00 par value, 471,934 shares authorized, none outstanding	—	—
Common stock, $0.16 2/3 par value, 1,200,000,000 shares authorized, 342,000,004 shares issued and outstanding (366,831,612 on October 29, 2005)	57,001	61,139
Capital in excess of par value	—	380,206
Retained earnings	3,378,999	3,269,420
Accumulated other comprehensive loss	(207)	(19,264)

Total shareholders’ equity	3,435,793	3,691,501

	$3,986,851	$4,583,211

(1)	Includes $3,703 related to stock-based compensation at October 28, 2006.

See accompanying Notes.

ANALOG DEVICES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years ended October 28, 2006, October 29, 2005 and October 30, 2004

					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
(thousands)	Shares	Amount	Par Value	Earnings	Income(Loss )

BALANCE, NOVEMBER 1, 2003	370,234	$61,707	$745,501	$2,477,900	$2,966
Activity in Fiscal 2004
Net income — 2004				570,738
Dividends declared and paid				(75,007)
Issuance of stock under stock plans and other, net of repurchases	9,433	1,572	123,684
Tax benefit-stock options			20,279
Issuance of common stock in connection with acquisitions	37	6	955
Amortization of deferred stock-based compensation related to acquisitions			5,571
Other comprehensive income					783
Common stock repurchased	(3,864)	(644)	(136,439)

BALANCE, OCTOBER 30, 2004	375,840	62,641	759,551	2,973,631	3,749

Activity in Fiscal 2005
Net Income — 2005				414,787
Dividends declared and paid				(118,998)
Issuance of stock under stock plans and other, net of repurchases	5,606	934	89,701
Tax benefit-stock options			50,374
Issuance of common stock in connection with acquisitions	10	1	541
Amortization of deferred stock-based compensation related to acquisitions			3,095
Other comprehensive loss					(23,013)
Common stock repurchased	(14,624)	(2,437)	(523,056)

BALANCE, OCTOBER 29, 2005	366,832	61,139	380,206	3,269,420	(19,264)

Activity in Fiscal 2006
Net Income — 2006				549,482
Dividends declared and paid				(201,451)
Issuance of stock under stock plans and other, net of repurchases	5,824	971	94,408
Tax benefit-stock options			228,258
Stock-based compensation expense			77,573
Issuance of common stock in connection with acquisitions	10	2	541
Amortization of deferred stock-based compensation related to acquisitions			433
Other comprehensive income					19,057
Common stock repurchased	(30,666)	(5,111)	(781,419)	(238,452)

BALANCE, OCTOBER 28, 2006	342,000	$57,001	$—	$3,378,999	$(207)

See accompanying Notes.

ANALOG DEVICES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended October 28, 2006, October 29, 2005 and October 30, 2004

(thousands)	2006	2005	2004

Net income	$549,482	$414,787	$570,738
Foreign currency translation adjustment	5,838	(1,595)	1,328
Minimum pension liability adjustment (net of taxes of $753 in 2006, $1,324 in 2005 and $585 in 2004)	1,398	(2,461)	(1,085)
Net unrealized gains (losses) on securities:
Net unrealized holding gains (losses) (net of taxes of $4,034 in 2006, $6,239 in 2005 and $564 in 2004) on securities classified as short-term investments	7,492	(11,586)	(1,046)
Net unrealized holding (losses) gains (net of taxes of $235 in 2006, $500 in 2005 and $652 in 2004) on securities classified as other investments	(436)	(930)	1,210
Less: reclassification adjustment for losses included in Net income	—	—	1,090

Net unrealized gains (losses) on securities	7,056	(12,516)	1,254

Derivative instruments designated as cash flow hedges:
Changes in fair value of derivatives	4,876	(4,718)	5,526
Less: reclassification into earnings	(111)	(1,723)	(6,240)

Net change in derivative instruments designated as cash flow hedges	4,765	(6,441)	(714)

Other comprehensive income (loss)	19,057	(23,013)	783

Comprehensive income	$568,539	$391,774	$571,521

See accompanying Notes.

ANALOG DEVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended October 28, 2006, October 29, 2005 and October 30, 2004

(thousands)	2006	2005	2004

Operations
Cash flows from operations:
Net income	$549,482	$414,787	$570,738
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	166,851	153,181	149,920
Amortization of intangibles	5,312	2,383	2,710
Stock-based compensation expense	75,429	4,870	7,255
Loss on sale of investments	—	—	1,676
Minority interest	(748)	—	—
Non-cash portion of special charges	459	—	—
Gain on sale of product line	(13,027)	—	—
Purchased in-process research and development	21,711	—	—
Other non-cash expense	784	1,822	2,404
Excess tax benefit — stock options	(181,178)	—	—
Tax benefit — stock options	—	50,374	20,279
Deferred income taxes	(28,454)	14,604	26,931
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(6,705)	5,298	(30,723)
(Increase) decrease in inventories	(52,043)	22,797	(58,637)
Increase in prepaid expenses and other current assets	(17,327)	(7,320)	(15,472)
Decrease (increase) in investments — trading	245,629	41,234	(14,543)
Increase (decrease) in accounts payable, deferred income and accrued liabilities	5,682	(5,937)	70,983
(Decrease) increase in deferred compensation plan liability	(247,291)	(43,271)	13,869
Increase in income taxes payable	96,336	15,003	27,590
Increase in other liabilities	200	2,879	3,065

Total adjustments	71,620	257,917	207,307

Net cash provided by operations	621,102	672,704	778,045

Investing Activities
Cash flows from investing:
Additions to property, plant and equipment, net	(129,297)	(85,457)	(146,245)
Purchases of short-term available-for-sale investments	(2,483,123)	(3,457,017)	(4,013,786)
Maturities of short-term available-for-sale investments	2,788,717	3,526,871	3,445,015
Proceeds from sale of investment	—	—	35,574
Proceeds from sale of fixed assets	1,735	—	—
Proceeds from sale of product line	23,070	—	—
Payments for acquisitions, net of cash acquired	(157,017)	—	—
Decrease (increase) in other assets	723	5,644	(10,449)

Net cash provided (used) by investing activities	44,808	(9,959)	(689,891)

Financing Activities
Cash flows from financing activities:
Dividend payments to shareholders	(201,451)	(118,998)	(75,007)
Repurchase of common stock	(1,024,982)	(525,493)	(137,083)
Proceeds from employee stock plans	94,392	89,402	124,115
Excess tax benefit — stock options	181,178	—	—

Net cash used by financing activities	(950,863)	(555,089)	(87,975)

Effect of exchange rate changes on cash	1,309	995	887

Net (decrease) increase in cash and cash equivalents	(283,644)	108,651	1,066
Cash and cash equivalents at beginning of year	627,591	518,940	517,874

Cash and cash equivalents at end of year	$343,947	$627,591	$518,940

See accompanying Notes.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended October 28, 2006, October 29, 2005 and October 30, 2004
(all tabular amounts in thousands except per share amounts)

1.	Description of Business

Analog Devices, Inc. (“Analog Devices” or the “Company”) is a world leader in the design, manufacture and marketing of high-performance analog, mixed-signal and digital signal processing integrated circuits used in industrial, communication, computer and consumer applications. Since the Company’s inception in 1965, it has focused on solving the engineering challenges associated with signal processing in electronic equipment. Real world signal processing describes the process of converting real-world phenomena such as temperature, motion, pressure, light and sound into electrical signals to be used in a wide array of electronic equipment ranging from industrial process control, factory automation systems, defense electronics, portable wireless communications devices, cellular basestations, central office networking equipment, computers, automobiles, medical imaging equipment, digital cameras and digital televisions. Signal processing technology is a critical element of high-speed communications, digital entertainment, and other consumer, computer and industrial applications. As new generations of digital applications evolve, they generate new needs for high-performance analog signal processing and digital signal processing, or DSP, technology. The Company produces a wide range of products that are designed to meet the signal processing technology needs of a broad base of customers.

2.	Summary of Significant Accounting Policies

a.  Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. Upon consolidation, all intercompany accounts and transactions are eliminated. Amounts pertaining to the non-controlling ownership interest held by third parties in the operating results and financial position of the Company’s majority owned subsidiaries are reported as “minority interest.” The Company’s fiscal year is the 52-week or 53-week period ending on the Saturday closest to the last day in October. Fiscal years 2006, 2005 and 2004 were 52-week periods. Fiscal year 2007 is a 53-week period.

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

The Company classifies its investments in readily marketable debt and equity securities as “held-to-maturity,” “available-for-sale” or “trading” at the time of purchase. There were no transfers between investment classifications in any of the fiscal years presented. Held-to-maturity securities, which are carried at amortized cost, include only those securities the Company has the positive intent and ability to hold to maturity. Securities, such as bank time deposits, which by their nature are typically held to maturity, are classified as such. The Company’s other readily marketable cash equivalents and short-term investments are classified as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses, net of related tax, if any, reported in accumulated other comprehensive income (loss), which is a separate component of shareholders’ equity. The Company’s deferred compensation plan investments are classified as trading (see Note 7). Realized gains and losses, as well as interest, and dividends on all securities, are included in earnings.

The Company’s short-term investments are adjusted to fair value at the end of each quarter. These adjustments to fair value are recorded as an increase or decrease in accumulated other comprehensive income (loss). No realized gains or losses were recorded during any of the fiscal years presented.

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

Unrealized gains and losses on available-for-sale short-term investments were as follows:

	2006	2005	2004

Unrealized gains	$—	$532	$2,712
Unrealized losses	(7,908)	(19,967)	(4,322)

Net unrealized losses	$(7,908)	$(19,435)	$(1,610)

Unrealized gains and losses in all fiscal years presented relate solely to US Government Treasury, agency and municipal bonds.

There were no unrealized gains and losses on held-to-maturity investments in any of the fiscal years presented.

There were no cash equivalents or short-term investments classified as trading at October 28, 2006 and October 29, 2005. All of the Company’s short-term investments were classified as available-for-sale. Short-term investments with maturities in excess of one year are classified as short term as they are available-for-sale securities and are available to be used in current operations. The components of the Company’s cash, cash equivalents and short-term investments as of October 28, 2006 and October 29, 2005 were as follows:

	2006	2005

Cash and cash equivalents:
Cash	$42,944	$39,271
Available-for-sale:
Institutional money market funds	42,803	417,238
Corporate obligations	104,925	31,223
Held-to-maturity:
Euro time deposits	153,275	139,859

Total cash and cash equivalents	$343,947	$627,591

Short-term investments:
Securities with one year or less to maturity:
Corporate obligations	$856,196	$1,008,115
U.S. Government Treasury, agency and municipal notes	801,821	369,046

Total maturities less than 1 year	1,658,017	1,377,161

Securities with greater than one year to maturity:
U.S. Government Treasury, agency and municipal bonds	126,370	701,190

Total maturities greater than 1 year	126,370	701,190

Total short-term investments	$1,784,387	$2,078,351

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

c.  Supplemental Cash Flow Statement Information

	2006	2005	2004

Cash paid during the fiscal year for:
Income taxes	$61,099	$93,185	$84,987
Interest	$32	$27	$224

The Company’s primary non-cash financing activities in fiscal 2006, 2005 and 2004 resulted from the amortization of unearned stock compensation expense associated with the Company’s 2001 acquisitions for which 1,462,066 shares of common stock were issued (valued at approximately $81.8 million) and unvested stock options with an intrinsic value of approximately $11.9 million were assumed. As a result, the Company recognized stock-based compensation expense over the vesting period of approximately $0.5 million in fiscal 2006, $3.6 million in fiscal 2005 and $6.1 million in fiscal 2004.

d.  Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market. Inventories at October 28, 2006 and October 29, 2005 were as follows:

	2006	2005

Raw materials	$16,430	$12,414
Work in process	264,076	240,064
Finished goods	98,145	73,127

Total inventories	$378,651	$325,605

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

Total depreciation of property, plant and equipment was $167 million, $153 million and $150 million in fiscal 2006, 2005 and 2004, respectively.

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

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

f.  Goodwill and Intangible Assets

Goodwill

The Company annually evaluates goodwill for impairment as well as whenever events or changes in circumstances suggest that the carrying value of goodwill may not be recoverable. Because the Company has one reporting segment under SFAS 142, the Company utilizes the entity-wide approach for assessing goodwill for impairment and compares its market value to its net book value to determine if an impairment exists. No impairment of goodwill resulted from the Company’s most recent evaluation of goodwill for impairment, which occurred in the fourth quarter of fiscal 2006. No impairment of goodwill resulted in any of the fiscal years presented. The Company’s next annual impairment assessment will be made in the fourth quarter of fiscal 2007 unless indicators arise that would require the Company to reevaluate at an earlier date. The following table presents the changes in goodwill during fiscal 2006 and 2005:

	2006	2005

Balance at beginning of year	$163,373	$163,373
Acquisition of TTPCom	812	—
Acquisition of Integrant Technologies	80,641	—
Acquisition of AudioAsics	7,250	—
Foreign currency translation adjustment	4,133	—

Balance at end of year	$256,209	$163,373

See Note 6 for additional information on the Company’s fiscal 2006 acquisitions.

Intangible Assets

The Company reviews identified intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of assets may not be recoverable. Recoverability of these assets is measured by comparison of their carrying value to future undiscounted cash flows the assets are expected to generate over their remaining economic lives. If such assets are considered to be impaired, the impairment to be recognized in earnings equals the amount by which the carrying value of the assets exceeds their fair market value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique.

During fiscal 2006, the Company purchased certain assets from TTPCom Limited (TTPCom), substantially all of the shares of Integrant Technologies, Inc. and all of the shares of AudioAsics A/S (AudioAsics). See Note 6 for additional information on the Company’s fiscal 2006 acquisitions. As a result of these acquisitions, the Company recorded $43.1 million of intangible assets at the current exchange rate on the date of acquisition. The acquired intangible assets consisted of the following:

				Amortization
	TTPCom	Integrant	AudioAsics	Period

Technology-based	$11,600	$18,027	$5,700	5 years
Tradename	—	458	—	2 years
Customer relationships	1,600	2,562	2,600	2 or 5 years*
Other	—	549	—	5 years

Total	$13,200	$21,596	$8,300

*	Acquisition related customer relationship intangible assets related to Integrant will be amortized over two years and customer relationship intangible assets for TTPCom and AudioAsics will be amortized over five years.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets, which will continue to be amortized, consisted of the following:

	October 28, 2006		October 29, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Technology-based	$53,177	$17,714	$17,423	$13,567
Tradename	1,635	995	1,167	820
Customer relationships	6,920	707	92	92
Other	6,617	6,125	6,055	6,055

Total	$68,349	$25,541	$24,737	$20,534

Intangible assets acquired prior to the third quarter of fiscal 2006 continue to be amortized on a straight-line basis over their estimated useful lives, which range from five to ten years. The remaining amortization expense will be recognized over a weighted-average period of approximately 2.0 years. The $13.2 million of intangible assets acquired during the third quarter of fiscal 2006 and the $29.9 million acquired during the fourth quarter of fiscal 2006 will be amortized over their estimated useful lives of two to five years using an accelerated method of amortization that is expected to reflect the estimated pattern of economic use.

Amortization expense related to intangibles was $5.3 million, $2.4 million and $2.7 million in fiscal 2006, 2005 and 2004, respectively.

The Company expects annual amortization expense for these intangible assets to be:

Fiscal Years	Amortization Expense

2007	$12,965
2008	$12,168
2009	$9,135
2010	$5,710
2011	$2,646
2012	$184

g.  Grant Accounting

Certain of the Company’s foreign subsidiaries have received various grants from governmental agencies. These grants include capital, employment and research and development grants. Capital grants for the acquisition of property and equipment are netted against the related capital expenditures and amortized as a credit to depreciation expense over the useful life of the related asset. Employment grants, which relate to employee hiring and training, and research and development grants are recognized in earnings in the period in which the related expenditures are incurred by the Company.

h.  Translation of Foreign Currencies

The functional currency for the Company’s foreign sales and research and development operations is the applicable local currency. Gains and losses resulting from translation of these foreign currencies into U.S. dollars are recorded in accumulated other comprehensive (loss) income. Transaction gains and losses and remeasurement of foreign currency denominated assets and liabilities are included in income currently, including those at the Company’s principal foreign manufacturing operations where the functional currency is the U.S. dollar. Foreign currency transaction gains or losses included in other expenses, net, were not material in fiscal 2006, 2005 or 2004.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

i.  Derivative Instruments and Hedging Agreements

The Company enters into forward foreign exchange contracts to offset certain operational and balance sheet exposures from the impact of changes in foreign currency exchange rates. Such exposures result from the portion of the Company’s operations, assets and liabilities that are denominated in currencies other than the U.S. dollar, primarily Japanese Yen, Euro, and British Pounds Sterling. These foreign exchange contracts are entered into to support product sales, purchases and financing transactions made in the normal course of business, and accordingly, are not speculative in nature. In accordance with Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, hedges related to anticipated transactions are designated and documented at the inception of the respective hedges as cash flow hedges and are evaluated for effectiveness monthly.

The Company records all derivative financial instruments in the consolidated financial statements in other current assets or accrued liabilities, depending on their net position, at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of the derivative financial instruments are either recognized periodically in earnings or in shareholders’ equity as a component of accumulated other comprehensive income (OCI) or loss depending on whether the derivative financial instrument qualifies for hedge accounting as defined by SFAS 133. Changes in fair values of derivatives not qualifying for hedge accounting are reported in earnings as they occur.

Foreign Exchange Exposure Management — The Company has significant international sales and purchase transactions in foreign currencies and has a policy of hedging forecasted and actual foreign currency risk with forward foreign exchange contracts. The Company’s forward foreign exchange contracts are denominated in Japanese Yen, British Pounds Sterling and the Euro and are for periods consistent with the terms of the underlying transactions, generally one year or less. Derivative instruments are employed to eliminate or minimize certain foreign currency exposures that can be confidently identified and quantified. In accordance with SFAS 133, hedges related to anticipated transactions are designated and documented at the inception of the respective hedges as cash flow hedges and are evaluated for effectiveness monthly. As the terms of the contract and the underlying transaction are matched at inception, forward contract effectiveness is calculated by comparing the change in fair value of the contract to the change in the forward value of the anticipated transaction, with the effective portion of the gain or loss on the derivative instrument reported as a component of OCI in shareholders’ equity and reclassified into earnings in the same period during which the hedged transaction affects earnings. Any residual change in fair value of the instruments, or ineffectiveness, is recognized immediately in other income/ expense. No ineffectiveness was recognized in fiscal 2006, 2005 or 2004.

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

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated Derivative Gains or Losses

The following table summarizes activity in accumulated other comprehensive (loss) income related to derivatives classified as cash flow hedges held by the Company during the period of October 31, 2004 through October 28, 2006:

	2006	2005

Balance at beginning of year	$(4,346)	$2,095
Changes in fair value of derivatives — gain (loss)	4,876	(4,718)
Reclassifications into earnings from other comprehensive income	(111)	(1,723)

Balance at end of year	$419	$(4,346)

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

	October 28, 2006		October 29, 2005
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Assets:
Cash and cash equivalents	$343,947	$343,947	$627,591	$627,591
Short-term investments	1,784,387	1,784,387	2,078,351	2,078,351
Deferred compensation investments	31,688	31,688	277,317	277,317
Other investments	850	850	2,424	2,424
Foreign Currency Instruments & Interest Rate Agreements:
Interest rate swap and cap agreements	77	77	303	303
Forward foreign currency exchange contracts	272	272	(1,443)	(1,443)

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash, cash equivalents and short-term investments — These investments, except for those classified as held-to-maturity, which are carried at amortized cost, are adjusted to fair value based on quoted market values.

Deferred compensation plan investments and other investments — The fair value of these investments is based on quoted market values, with the exception of private-company equity investments that are carried at cost, adjusted for impairment charges.

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

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

k.  Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates relate to the useful lives of fixed assets and identified intangible assets, allowances for doubtful accounts and customer returns, the net realizable value of inventory, potential reserves relating to litigation matters, accrued liabilities, accrued taxes, deferred tax valuation allowances, assumptions pertaining to share-based payments and other reserves. Actual results could differ from those estimates, and such differences may be material to the financial statements.

l.  Concentrations of Risk

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

m.  Concentration of Other Risks

The semiconductor industry is characterized by rapid technological change, competitive pricing pressures and cyclical market patterns. The Company’s financial results are affected by a wide variety of factors, including general economic conditions worldwide, economic conditions specific to the semiconductor industry, the timely implementation of new manufacturing technologies, the ability to safeguard patents and intellectual property in a rapidly evolving market and reliance on assembly and test subcontractors, third-party wafer fabricators and independent distributors. In addition, the semiconductor market has historically been cyclical and subject to significant economic downturns at various times. The Company is exposed to the risk of obsolescence of its inventory depending on the mix of future business. Additionally, the Company utilizes third-party wafer fabricators as sole-source suppliers, primarily Taiwan Semiconductor Manufacturing Company for certain products. As a result, the Company may experience significant period-to-period fluctuations in future operating results due to the factors mentioned above or other factors.

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

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company generally offers a 12-month warranty for its products. The Company’s warranty policy provides for replacement of the defective product. Specific accruals are recorded for known product warranty issues. Product warranty expenses during fiscal 2006, 2005 and 2004 were not material.

o.  Accumulated Other Comprehensive (Loss) Income

Other comprehensive (loss) income includes certain transactions that have generally been reported in the consolidated statement of shareholders’ equity. Accumulated other comprehensive (loss) income is comprised of minimum pension liability adjustments, unrealized gains (losses) on available-for-sale securities, foreign currency translation adjustments and net unrealized gain (loss) on derivative instruments designated as cash flow hedges.

The components of accumulated other comprehensive income at October 28, 2006 and October 29, 2005 consisted of the following:

	2006	2005

Minimum pension liability adjustments	$(4,669)	$(6,067)
Unrealized losses on available-for-sale securities	(5,371)	(12,427)
Foreign currency translation	9,414	3,576
Unrealized gains (losses) on derivative instruments	419	(4,346)

Total accumulated other comprehensive loss	$(207)	$(19,264)

p.  Advertising Expense

Advertising costs are expensed as incurred. Advertising expense was $10.9 million in fiscal 2006, $10.5 million in fiscal 2005 and $11.9 million in fiscal 2004.

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

r.  Earnings Per Share of Common Stock

Basic earnings per share is computed based only on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential future issuances of common stock relating to stock option programs and other potentially dilutive securities using the treasury stock method. In calculating diluted earnings per share, the dilutive effect of stock options is computed using the average market price for the respective period. In addition, under SFAS 123R, the assumed proceeds under the treasury stock method include the average unrecognized compensation expense of stock options that are in-the-money. This results in the “assumed” buyback of additional shares, thereby reducing the dilutive impact of stock options. Potential shares related to certain of the Company’s outstanding stock options were excluded because they were anti-dilutive. Those potential shares, determined based on the weighted average exercise prices during the respective years, related to the Company’s outstanding stock options could be dilutive in the future.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the computation of basic and diluted earnings per share:

	2006	2005	2004

Basic:
Net income	$549,482	$414,787	$570,738

Weighted average shares outstanding	358,762	371,791	375,031

Earnings per share	$1.53	$1.12	$1.52

Diluted:
Net income	$549,482	$414,787	$570,738

Weighted average shares outstanding	358,762	371,791	375,031
Assumed exercise of common stock equivalents	12,202	11,683	17,823

Weighted average common and common equivalent shares	370,964	383,474	392,854

Earnings per share	$1.48	$1.08	$1.45

Weighted average anti-dilutive shares related to:
Outstanding stock options	52,054	46,452	14,058

s.  Stock-Based Compensation

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

See Note 3 for additional information relating to stock-based compensation.

t.  New Accounting Standards

Accounting for Prior Year Misstatements

In September 2006, the United States Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s balance sheet and statement of operations financial statements and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company is currently evaluating the impact, if any, that SAB 108 may have on the Company’s financial conditions, results of operations or liquidity.

Accounting for Defined Benefit Pension and Other Postretirement Plans

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132R (SFAS 158). SFAS 158 requires companies to recognize the funded status of pension and other postretirement benefit plans on sponsoring employers’ balance sheets and to recognize changes in the funded status in the year the changes occur. It also requires the measurement date of plan assets and obligations to occur at the end of the employers’ fiscal year.

SFAS 158 is effective for the Company at the end of fiscal 2007, except for the change in measurement date, which is effective for the Company in fiscal 2008. The effect on the Company’s financial statements is dependent upon the discount rate at the Company’s fiscal 2007 measurement date (September 30, 2007) and actual returns on the Company’s pension plan assets during the year. The Company is currently evaluating the impact, if any, that SFAS 158 may have on the Company’s financial conditions, results of operations or liquidity.

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact, if any, that FIN 48 may have on the Company’s financial condition results of operations or liquidity.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS 154) which supersedes APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retroactively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by this statement. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 in fiscal 2006 did not have a material impact on the Company’s financial condition, results of operations or liquidity.

Asset Retirements

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143 (FIN 47). FIN 47 clarifies that the term “conditional

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

asset retirement obligation” as used in SFAS 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 in the fourth quarter of fiscal 2006 did not impact the Company’s financial condition, results of operations or liquidity.

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

3.	Stock-Based Compensation and Shareholders’ Equity

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

Equity Compensation Plans

The Company grants, or has granted, stock options and other stock and stock-based awards under the following equity compensation plans:

2006 Stock Incentive Plan (2006 Plan) — The 2006 Plan was approved by the Company’s Board of Directors on January 23, 2006 and was approved by shareholders on March 14, 2006 and subsequently amended in March 2006. The 2006 Plan provides for the grant of up to 15 million shares of the Company’s common stock, plus such number of additional shares that were subject to outstanding options under the Company’s 1998 Stock Option Plan and the 2001 Broad-Based Stock Option Plan as of January 23, 2006 that are not issued because the applicable option award subsequently terminates or expires without being exercised. The 2006 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, or non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

awards. Employees, officers, directors, consultants and advisors of the Company and its subsidiaries are eligible to be granted awards under the 2006 Plan. No award may be made under the 2006 Plan after March 13, 2016, but awards previously granted may extend beyond that date. The Company will not grant further options under the 1998 Plan or the 2001 Plan.

2001 Broad-Based Stock Option Plan (2001 Plan) — The 2001 Plan was adopted by the Company’s Board of Directors in December 2001 and subsequently amended in December 2002. The 2001 Plan provides for the issuance of options to purchase up to 50 million shares of common stock to employees, consultants or advisors of the Company and its subsidiaries, other than executive officers and directors. As a result of the approval of the 2006 Plan, no further grants were made under the 2001 Plan.

The 1998 Stock Option Plan (1998 Plan) — The 1998 Plan was approved by shareholders in fiscal 1998 and subsequently amended in December 2001 and December 2002. The 1998 Plan provides for the issuance of nonstatutory and incentive stock options to purchase up to 30 million shares of common stock. In March 2000, the Company’s shareholders approved an amendment to the 1998 Plan to increase the shares reserved for issuance under the 1998 Plan by an additional 34 million shares. As a result of the approval of the 2006 Plan, no further grants were made under the 1998 Plan.

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

Employee Stock Purchase Plans — The Company also has employee stock purchase plans (ESPPs) that allow eligible employees to purchase, through payroll deductions, shares of the Company’s common stock at 85% of the fair market value at specified dates. Employees may withdraw from an offering before the purchase date and obtain a refund of the amounts withheld through payroll deductions plus accrued interest. The latest offering period began June 1, 2005 and ended on June 1, 2006; therefore, June 1, 2005 is considered the grant date for the purposes of recognizing the stock-based compensation expense for that offering period. During fiscal 2006, the Company’s Board of Directors decided that the latest offering period, which ended June 1, 2006, would be the last offering period under the ESPPs. Under APB Opinion No. 25, the Company was not required to recognize stock-based compensation expense for the cost of stock options or shares issued under the Company’s ESPPs. Upon adoption of SFAS 123R, the Company began recording stock-based compensation expense related to the ESPPs.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Grant-Date Fair Value

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair values of options granted were calculated using the following estimated weighted-average assumptions:

Stock Options	2006	2005	2004

Options granted (in thousands)	8,752	12,904	12,888
Restricted Awards granted (in thousands)	55	—	—
Weighted-average exercise prices stock options	$38.65	$37.60	$45.38
Weighted-average grant date fair-value stock options	$11.60	$10.85	$27.99
Weighted-average grant date fair-value non-vested shares	$35.35	NA	NA
Weighted-average grant date fair-value ESPP	NA	$9.52	$12.60
Assumptions:
Weighted-average expected volatility	28.7%	27.4%	69.2%
Weighted-average expected term (in years)	5.0	5.0	5.8
Risk-free interest rate	4.4%	3.6%	3.5%
Expected dividend yield	1.3%	0.68%	0.36%

Expected volatility — The Company is responsible for estimating volatility and has considered a number of factors, including third-party estimates, when estimating volatility. For options granted prior to fiscal 2005, the Company used historical volatility to estimate the grant-date fair value of stock options. The Company changed its method of estimating expected volatility for all stock options granted after fiscal 2004 from exclusively relying on historical volatility to exclusively relying on implied volatility. This change was the result of a thorough review the Company undertook, which included consultations with several third-party advisors. The Company currently believes that the exclusive use of implied volatility results in a more accurate estimate of the grant-date fair value of employee stock options because it more appropriately reflects the market’s current expectations of future volatility. Historical volatility during the period commensurate with the expected term of the Company’s stock options over the past several years included a period of time when the Company’s stock price experienced unprecedented increases and subsequent declines. The Company believes that this past stock price volatility is unlikely to be indicative of future stock price behavior. Options in the Company’s common stock are actively traded on several exchanges. Implied volatility is calculated for the period that is commensurate with the option’s expected term assumption. Because this term often exceeds the period for which there are exchange-traded options in the Company’s common stock, statistical techniques are used to derive the implied volatility for traded options with terms commensurate with the option’s expected term of five years. This calculation of implied volatility is derived from the closing prices of both the Company’s common stock and exchange traded options from the most recent five trading days prior to the grant date of the employee stock option.

Expected term — The Company uses historical employee exercise and option expiration data to estimate the expected term assumption for the Black-Scholes grant-date valuation. The Company believes that this historical data is currently the best estimate of the expected term of a new option, and that generally its employees exhibit similar exercise behavior.

Risk-free interest rate — The yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected term assumption is used as the risk-free interest rate.

Expected dividend yield — Expected dividend yield is calculated by annualizing the cash dividend declared by the Company’s Board of Directors for the current quarter and dividing that result by the closing stock price on the date of grant. Until such time as the Company’s Board of Directors declares a cash dividend for an amount that is different from the current quarter’s cash dividend, the current dividend will be used in deriving this assumption. Cash dividends are not paid on options, restricted stock or restricted stock units.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-based Compensation Expense

The Company used the graded attribution method to recognize expense for all stock-based awards prior to the adoption of SFAS 123R. Upon adoption of SFAS 123R on October 30, 2005, the Company changed to the straight-line attribution method to recognize expense for stock-based awards granted after October 29, 2005. The change to the straight-line attribution method was made so that the expense associated with each stock-based award is recognized evenly over the vesting period. The expense associated with the unvested portion of the pre-adoption grants will continue to be expensed using the graded attribution method.

The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock-based award. The Company currently expects, based on an analysis of its historical forfeitures, that approximately 84% of its stock-based awards will vest, and therefore has applied an annual forfeiture rate of 3.4% to all unvested stock-based awards as of October 28, 2006. The 3.4% represents the portion that is expected to be forfeited each year over the vesting period; therefore, the cumulative amount, on a compounded basis, that is expected to be forfeited is approximately 16% of the aggregate stock-based awards. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

The Company’s stock option agreements historically provided for retirement-related continued vesting for a portion, or all, of certain stock options based on the optionee’s age and years of service (the retirement provision) in that regardless of whether the employee continues to provide services, the optionee receives the benefit of the stock option. SFAS 123R clarifies the timing for recognizing stock-based compensation expense for awards subject to continued vesting upon meeting this retirement provision. This compensation expense must be recognized over the period from the date of grant to the date retirement eligibility is met if it is shorter than the required service period. Upon adoption of SFAS 123R in the first quarter of fiscal 2006, the Company changed its policy regarding the timing of option expense recognition for optionees meeting the criteria of the retirement provision to recognize compensation cost over the period through the date that the optionee is no longer required to provide service to earn the award. Prior to the adoption of SFAS 123R, the Company’s policy was to recognize these compensation costs over the vesting term. Had the Company applied these non-substantive vesting provisions required by SFAS 123R to awards granted prior to the adoption of SFAS 123R, the impact on the pro forma net earnings presented below would have been immaterial. Effective during the third fiscal quarter of fiscal 2006, new grants will not include a provision that provides for retirement-related continued vesting.

The adoption of SFAS 123R on October 30, 2005 had the following impact on fiscal 2006 results: operating profit before tax was lower by $73.9 million, net income was lower by $52.6 million, cash flow from operations was lower by $181.2 million, cash flow from financing activities was higher by $181.2 million and basic and diluted EPS were lower by $0.15 and $0.14, respectively.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table details the effect on net income and earnings per share had stock-based compensation expense been recorded for the fiscal years 2005 and 2004 based on the fair-value method under SFAS 123, Accounting for Stock-Based Compensation.

	2005	2004

Net income, as reported	$414,787	$570,738
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	3,796	5,653
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax Effects	(305,350)	(213,266)

Pro forma net income	$113,233	$363,125

Earnings per share:
Basic — as reported	$1.12	$1.52

Basic — pro forma	$0.30	$0.97

Diluted — as reported	$1.08	$1.45

Diluted — pro forma	$0.29	$0.91

Prior to the adoption of SFAS 123R, on October 18, 2005, the Company accelerated the vesting of all unvested stock options awarded to employees after December 31, 2000 that had exercise prices of $40.00 per share or greater. Options issued to its corporate officers and directors were not accelerated. Unvested options to purchase approximately 18 million shares became exercisable as a result of the vesting acceleration. Because the exercise price of all the modified options was greater than the market price of the Company’s underlying common stock on the date of the modification, no stock-based compensation expense was recorded in the statement of income, in accordance with APB Opinion No. 25. The primary purpose for modifying the terms of these out-of-the-money stock options to accelerate their vesting was to eliminate the need to recognize the remaining unrecognized non-cash compensation expense in the statement of income associated with these options as measured under SFAS 123, because the approximately $188 million ($134 million net of tax) of future expense associated with these options would have been disproportionately high compared to the economic value of the options at the date of modification.

As disclosed in Note 13, on November 15, 2005, the Company announced that it reached a tentative settlement with the Securities and Exchange Commission, or SEC, of the SEC’s previously announced investigation into certain option grants made by the Company. The Company has determined that no restatement of its historical financial results would be necessary due to the proposed settlement because the effects of using revised measurement dates for options granted in 1998, 1999 and 2001 are not material to any of the fiscal years 1998 through 2005, based on the materiality guidelines contained in Staff Accounting Bulletin 99, Materiality (SAB 99). Accordingly, the table presented above has not been restated to reflect the effects of using the revised measurement dates.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation Activity

A summary of the activity under the Company’s stock option plans as of October 28, 2006 and changes during the fiscal year then ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Options	Exercise Price	Contractual	Aggregate
	Outstanding	Per Share	Term in Years	Intrinsic Value

Options outstanding at October 29, 2005	85,489	$32.75
Options granted	8,752	$38.65
Options exercised	(5,382)	$15.32
Options forfeited	(1,894)	$34.15
Options expired	(2,504)	$44.48

Options outstanding at October 28, 2006	84,461	$34.09	5.6	$343,415

Options exercisable at October 28, 2006	61,108	$33.32	4.6	$308,347

Options vested or expected to vest at October 28, 2006(1)	82,521	$34.01	5.5	$342,158

(1)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

The total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) during fiscal 2006 was $113.6 million and the total amount of cash received by the Company from exercise of these options was $82.4 million. The total grant-date fair value of stock options that vested during fiscal 2006 was approximately $145.5 million.

A summary of the Company’s restricted stock award activity as of October 28, 2006 and changes during the year then ended is presented below:

Weighted-
	Restricted	Average Grant
	Shares	Date Fair Value
	Outstanding	Per Share

Non-Vested shares outstanding at October 29, 2005	—	—
Awards granted	55	$35.35
Restrictions lapsed	—	—
Awards forfeited	—	—
Non-Vested shares outstanding at October 28, 2006	55	$35.35

As of October 28, 2006, there was $156.6 million of total unrecognized compensation cost related to unvested share-based awards including stock options and restricted shares. That cost is expected to be recognized over a weighted-average period of 1.7 years.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information with respect to activity under the stock option plans is set forth below:

		Restricted Awards Outstanding		Options Outstanding
	Shares		Weighted		Weighted
	Available		Average		Average
Stock Award Activity	for Grant	Number	Price Per Share	Number	Price Per Share

Balance, November 1, 2003	44,592	—	$—	78,564	$26.66

Options granted	(12,888)	—	—	12,888	45.38
Options exercised	—	—	—	(9,031)	12.44
Options canceled	2,145	—	—	(2,145)	34.54

Balance, October 30, 2004	33,849	—	—	80,276	31.00

Options granted	(12,904)	—	—	12,904	37.60
Options exercised	—	—	—	(5,179)	14.88
Options canceled	2,512	—	—	(2,512)	38.57

Balance, October 29, 2005	23,457	—	—	85,489	32.75

Shares authorized for 2006 Stock Incentive Plan	15,000	—	—	—	—
Shares canceled upon termination of stock plans	(15,968)	—	—	—	—
Restricted awards granted(1)	(165)	55	35.35	—	—
Options granted	(8,752)	—	—	8,752	38.65
Options exercised	—	—	—	(5,382)	15.32
Options canceled	4,398	—	—	(4,398)	40.04

Balance, October 28, 2006	17,970	55	$35.35	84,461	$34.09

(1)	The 2006 Plan provides that for purposes of determining the number of shares available for issuance under the 2006 Plan, any restricted stock award, restricted stock unit or other stock-based award with a per share or per unit price lower than the fair market value of our common stock on the date of grant (a “Full-Value Award”) will be counted as three shares for each share subject to the Full-Value Award.

As of October 28, 2006, a total of 102,486,091 common shares were reserved for issuance under the Company’s stock plans.

Common Stock Repurchase

In August 2004, the Company’s Board of Directors approved the repurchase of up to $500 million of the Company’s common stock. On May 11, 2005, the Company’s Board of Directors amended the stock repurchase program by increasing the total amount of the Company’s common stock the Company is authorized to repurchase from $500 million to $1 billion of common stock. On March 14, 2006, the Board of Directors authorized the repurchase by the Company of an additional $1 billion of the Company’s common stock, increasing the total amount of the Company’s common stock the Company can repurchase from $1 billion to $2 billion of the Company’s common stock. Under the repurchase program, the Company may repurchase outstanding shares of its common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of the Company’s Board of Directors, the repurchase program will expire when the Company has repurchased all shares authorized under the program. The Company repurchased a total of 30.7 million shares for approximately $1,025 million during fiscal 2006. As of October 28, 2006, the Company had repurchased

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately 49 million shares of its common stock for approximately $1,688 million under this program. The repurchased shares are held as authorized but unissued shares of common stock.

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

On January 23, 2006, the Company, by vote of its Board of Directors, terminated its Stockholder Rights Plan. All rights outstanding under the Stockholder Rights Plan were redeemed at a redemption price of $0.0005 per right (as adjusted to reflect the two-for-one split of the Company’s common stock on March 15, 2000) (as adjusted, the “Redemption Price”) and paid on March 15, 2006 to the holders of record of the Company’s common stock on February 24, 2006. All rights to exercise rights issued under the Stockholder Rights Plan terminated on January 23, 2006 and the only right thereafter of the holders of rights issued under the Stockholder Rights Plan was to receive the Redemption Price.

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

	2006	2005	2004

Sales
United States	$653,093	$598,518	$649,515

Europe	573,104	546,970	513,625
Japan	487,545	454,471	508,941
China	334,835	260,397	378,688
Rest of Asia	524,599	528,452	583,031

Subtotal all foreign countries	1,920,083	1,790.290	1,984,285

Total sales	$2,573,176	$2,388,808	$2,633,800

Property, plant and equipment
United States	$234,489	$268,676	$302,873

Ireland	191,252	209,807	229,297
All other European Countries	4,496	2,993	3,491

Canada	210	638	840
Philippines	123,786	112,245	125,570
Japan	707	771	737
China and Rest of Asia	7,685	4,776	4,971

Subtotal all foreign countries	328,136	331,230	364,906

Total property, plant and equipment	$562,625	$599,906	$667,779

5.	Special Charges

A summary of the Company’s special charges is as follows:

		Reorganization of
	Closure of Wafer	Product Development and	Total Special
Income Statement	Fabrication Facility	Support Programs	Charges

Fiscal 2005 Charges:
Workforce reductions	$20,315	$11,165	$31,480

Total Fiscal 2005 Charges	$20,315	$11,165	$31,480

Fiscal 2006 Charges:
Facility closure costs	$—	$554	$554
Abandonment of equipment	—	459	459
Other items	—	462	462
Change in estimate	(2,029)	—	(2,029)
Workforce reductions	—	2,344	2,344

Total Fiscal 2006 Charges	$(2,029)	$3,819	$1,790

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Reorganization of
	Closure of Wafer	Product Development and	Total Special
Accrued Restructuring	Fabrication Facility	Support Programs	Charges

Balance at October 29, 2005	$20,315	$10,708	$31,023
Fiscal 2006 special charges	(2,029)	3,819	1,790
Severance payments	(12,383)	(8,175)	(20,558)
Non-cash impairment charge	—	(459)	(459)
Facility closure costs	—	(455)	(455)
Other items	—	(462)	(462)

Balance at October 28, 2006	$5,903	$4,976	$10,879

Closure of Wafer Fabrication Facility

During the fourth quarter of fiscal 2005, the Company recorded a special charge of $20.3 million as a result of a decision to close its California wafer fabrication operations and transfer virtually all of the production of products manufactured there to the Company’s facility located in Wilmington, Massachusetts. The charge was for severance and fringe benefit costs that were recorded pursuant to SFAS 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, under the Company’s ongoing benefit plan for 339 manufacturing employees and 28 general and administrative employees at that site. The severance benefit is calculated based on length of past service, and employees must continue to be employed until they are involuntarily terminated in order to receive the severance benefit. As of October 28, 2006, 72 of these employees remained employed at the Company. The employment of 42 of these employees was terminated on November 9, 2006. The remaining 30 employees will continue working over the next three months on the cleanup and closure of the wafer fabrication facility.

In addition to the charge recorded in the fourth quarter of fiscal 2005, the Company recorded additional expense during fiscal 2006, which consisted of $18.3 million of non-cash cost of sales expenses for additional depreciation due to shortened useful lives of certain manufacturing equipment and $2.0 million for stay-on bonuses. The Company reversed approximately $2.0 million of its severance accrual during fiscal 2006. The accrual reversal was required because some employees voluntarily left the Company, other employees found alternative employment within the Company, and there was an over accrual related to fringe benefits because severance payments, normally paid as income continuance, were paid as lump sum payments which reduced the benefit costs associated with these terminated employees.

The Company completed production at the wafer fabrication facility on November 9, 2006. The Company expects to incur additional expense related to this action in the first half of fiscal 2007 of approximately $11 million for lease termination, cleanup and closure costs. In accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, the lease charge will be taken when the Company ceases using the building and the cleanup and closure costs will be expensed as incurred.

Reorganization of Product Development and Support Programs

During the fourth quarter of fiscal 2005, the Company recorded a special charge of $11.2 million as a result of its decision to reorganize its product development and support programs with the goal of providing greater focus on its analog and DSP product programs. The charge was for severance and fringe benefit costs that were recorded pursuant to SFAS 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, under the Company’s ongoing benefit plan or statutory requirements at foreign locations for 60 manufacturing employees and 154 engineering and selling, marketing, general and administrative employees. These employees must continue to be employed until they are involuntarily terminated in order to receive the severance benefit. As of October 28, 2006, 23 of these employees were still employed by the Company.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During fiscal 2006, the Company recorded an additional special charge of $3.8 million related to this reorganization action. Approximately $1.5 million of this charge was for lease obligation costs for a facility the Company ceased using during the first quarter of fiscal 2006 and the write-off of property, plant and equipment and other items at this subsidiary. The remaining $2.3 million relates to the severance and fringe benefit costs that were recorded in the fourth quarter pursuant to SFAS 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, under the Company’s ongoing benefit plan or statutory requirements at foreign locations for 46 engineering and selling, marketing, general and administrative employees. These employees must continue to be employed until they are involuntarily terminated in order to receive the severance benefit. As of October 28, 2006, 35 of these employees were still employed by the Company.

6.	Acquisitions

In the third quarter of fiscal 2006, the Company completed a transaction with TTPCom Limited (TTPCom), whereby TTPCom transferred to the Company intellectual property, engineering resources, and related assets associated with the support and customization of TTPCom’s GSM/GPRS/EDGE modem software for use on the Company’s existing and future generations of SoftFone® baseband processors. The Company also acquired development rights for AJAR, TTPCom’s advanced applications platform. As a result of this transaction, the Company is the single point of contact for both hardware and software support for its new and existing wireless handset customers, thus improving the Company’s abilities to service the needs of individual customers. The Company paid $11.9 million in initial cash payments and may become obligated to make additional cash payments of up to an aggregate of $12 million based on the achievement of technological milestoned during the period from May 2006 through November 2006. The purchase price was allocated to the tangible and intangible assets acquired based on their estimated fair values at the date of acquisition. The estimated fair values of the assets exceeded the initial payments by $7.8 million, resulting in negative goodwill. Pursuant to Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, the Company recorded a liability for the contingent consideration that will be accounted for as additional purchase price, up to the amount of the negative goodwill. As contingent payments become due, the payments will be applied against the contingent liability. Contingent payments in excess of $7.8 million, if any, will be recorded as additional purchase price. As of October 28, 2006, the Company had paid $6 million of contingent payments, and the remaining contingent liability was $1.8 million. The purchase price included $5.5 million of in-process technology that had not yet reached technological feasibility, had no alternative future use and was charged to operations during the third quarter of fiscal 2006. The in-process technology related to software code developed for use in the Company’s semiconductor chipsets manufactured for devices that use both the 2G and 2.5G cellular wireless technology standards. The fair value of the in-process technology was determined by a third party using the income forecast method, which is a discounted net cash flow approach. At the time of the acquisition, the in-process technology was approximately 56% complete. As of October 28, 2006, the in-process research and development projects are on schedule. The Company expects to complete these projects in the first quarter of fiscal 2007 and incur an additional $1.3 million of expense related to these projects. The acquisition also included $13.2 million of intangible assets (see Note 2f) that will be amortized over their estimated useful lives of five years using an accelerated amortization method that reflects the estimated pattern of economic use.

In the fourth quarter of fiscal 2006, the Company acquired substantially all the outstanding stock of privately-held Integrant Technologies, Inc. (Integrant) of Seoul, Korea. The acquisition enabled the Company to enter the mobile TV market as well as strengthened its presence in the Asian region. The Company paid $127.2 million in initial cash payments at closing and may be obligated to make additional cash payments of up to an aggregate of $33 million upon the satisfaction of certain conditions. The initial cash payments include $4.2 million held in escrow for the purchase of the remaining non-founder outstanding shares. The preliminary purchase price was allocated to the tangible and intangible assets acquired based on their estimated fair values at the date of acquisition. The Company expects to complete the purchase accounting in the first quarter of fiscal 2007 upon obtaining certain additional information. The $33 million of potential cash payments is comprised of $25 million for the achievement

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of revenue-based milestones that may be payable during the period from July 2006 through December 2007 and $8 million related to the purchase of shares from the founder of Integrant during the period from July 2007 through July 2009. The additional cash payments, if any, will be recorded as additional purchase price. The purchase price included $11.1 million of in-process technology that had not yet reached technological feasibility, had no alternative future use and was charged to operations during the fourth quarter of fiscal 2006. The in-process technology related to technologies currently in development for Dual DAB, T-DMB, DVB-H, RFID and WiBro applications. The fair value of the in-process technology was determined by a third party using the income forecast method, which is a discounted net cash flow approach. At the time of the acquisition, the in-process technology was approximately 74% complete. As of October 28, 2006, the in-process research and development projects are on schedule. The Company expects to complete these projects in the first quarter of fiscal 2007 and incur an additional $3.3 million of expense related to these projects. The acquisition also included $21.6 million of intangible assets (see Note 2f) that will be amortized over their estimated useful lives of two to five years using an accelerated amortization method that reflects the estimated pattern of economic use.

In the fourth quarter of fiscal 2006, the Company acquired all the outstanding stock of privately-held AudioAsics A/S (AudioAsics) of Roskilde, Denmark. The acquisition of AudioAsics allows the Company to continue developing low-power audio solutions, while expanding its presence in the Nordic and Eastern European regions. The Company paid $19.3 million in initial cash payments at closing and may be obligated to make additional cash payments of up to an aggregate of $8 million upon the satisfaction of certain conditions. The purchase price was allocated to the tangible and intangible assets acquired based on their estimated fair values at the date of acquisition. The $8 million of potential cash payments is comprised $4.8 million for the achievement of revenue-based milestones that may be payable during the period from October 2006 through January 2009 and $3.2 million based on the achievement of certain technological milestones during the period from October 2006 through January 2009. In order to be entitled to receive $2.4 million of the revenue-based contingent consideration, certain key employees must continue to be employed by the Company. As such, that portion of the revenue-based contingent consideration will be recorded as compensation expense when, and if, it is earned. The technological milestones require post-acquisition services to be rendered in order to be achieved and, as such, will be recorded as compensation expense when earned. The purchase price included $5.1 million of in-process technology that had not yet reached technological feasibility, had no alternative future use and was charged to operations during the fourth quarter of fiscal 2006. The in-process technology related to technologies currently in development for analog and digital microphone pre-amplifiers. The fair value of the in-process technology was determined by a third party using the income forecast method, which is a discounted net cash flow approach. At the time of the acquisition, the in-process technology was approximately 69% complete. As of October 28, 2006, the in-process research and development projects are on schedule. The Company expects to complete these projects by April 2007 and incur an additional $1.0 million of expense related to these projects The acquisition also included $8.3 million of intangible assets (see Note 2f) that will be amortized over their estimated useful lives of five years using an accelerated amortization method that reflects the estimated pattern of economic use.

Pro forma results of operations for TTPCom, Integrant and AudioAsics have not been provided herein as they were not material to the Company on either an individual or an aggregate basis. The results of operations of each acquisition are included in the Company’s consolidated statement of income from the date of such acquisition.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Deferred Compensation Plan Investments

Deferred compensation plan investments are classified as trading and the components of the investments as of October 28, 2006 and October 29, 2005 were as follows:

	2006	2005

Corporate obligations	$18,883	$249,329
Money market funds	3,039	14,250
Mutual funds	9,766	13,738

Total deferred compensation plan investments — short and long term	$31,688	$277,317

The fair values of these investments are based on published market quotes on October 28, 2006 and October 29, 2005, respectively. Adjustments to fair value of, and income pertaining to, deferred compensation plan investments are recorded in operating expenses. Gross realized and unrealized gains and losses from trading securities were not material in fiscal 2006, 2005 or 2004.

Investments are offset by a corresponding liability to the plan participants (see Note 11). These investments are specifically designated as available to the Company solely for the purpose of paying benefits under the Company’s deferred compensation plan. However, in the event the Company became insolvent, the investments would be available to all unsecured general creditors.

During fiscal 2006, the Company distributed $254.1 million from its amended and restated deferred compensation plan, or the Deferred Compensation Plan, as a result of participant terminations or at the direction of the participants. This amount represented compensation and/or stock option gains previously deferred by those participants pursuant to the terms of the Deferred Compensation Plan and earnings on those deferred amounts. As a result of certain provisions of the American Jobs Creation Act, participants had the opportunity until December 31, 2005 to elect to withdraw amounts previously deferred.

8.	Other Investments

Other investments consist of equity securities and other long-term investments. Investments are stated at fair value, which is based on market quotes, interest rates or management estimates, as appropriate. Adjustments to fair value of investments classified as available-for-sale are recorded as an increase or decrease in accumulated other comprehensive income (loss), unless the adjustment is considered an other-than-temporary impairment, in which case the adjustment is recorded as a charge in the statement of income.

There were no realized gains or losses recorded in fiscal 2006 or 2005. Realized losses of $1.7 million were recorded in fiscal 2004.

Unrealized losses of $0.7 million ($0.4 million net of tax) were recorded in fiscal 2006, unrealized losses of $1.4 million ($0.9 million net of tax) were recorded in fiscal 2005 and unrealized gains of $1.8 million ($1.2 million net of tax) were recorded in fiscal 2004.

Long-term investments classified as available-for-sale were approximately $0.9 million and $2.4 million at October 28, 2006 and October 29, 2005, respectively.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Accrued Liabilities

Accrued liabilities at October 28, 2006 and October 29, 2005 consisted of the following:

	2006	2005

Accrued compensation and benefits	$84,792	$70,668
Special charges	10,879	31,023
Other	59,098	60,460

Total accrued liabilities	$154,769	$162,151

10.	Debt and Credit Facilities

The Company had no debt or short-term borrowings outstanding at October 28, 2006 and October 29, 2005.

11.	Deferred Compensation Plan Liability and Other Noncurrent Liabilities

The deferred compensation plan liability relates to obligations due under the Analog Devices, Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan allows certain members of management and other highly-compensated employees and non-employee directors to defer receipt of all or any portion of their compensation. Prior to January 1, 2005, participants could also defer gains on stock options and restricted stock granted before July 23, 1997. The balance represents Deferred Compensation Plan participant accumulated deferrals, and earnings thereon, since the inception of the Deferred Compensation Plan, net of withdrawals. The total expense to the Company of the Deferred Compensation Plan was $1.0 million in fiscal 2006, $9.9 million in fiscal 2005 and $15.9 million in fiscal 2004. The Company’s liability under the Deferred Compensation Plan is an unsecured general obligation of the Company. Other noncurrent liabilities primarily relate to pension liabilities.

During fiscal 2006, the Company distributed $254.1 million from our amended and restated deferred compensation plan, or the Deferred Compensation Plan, as a result of participant terminations or at the direction of the participants. This amount represented compensation and/or stock option gains previously deferred by those participants pursuant to the terms of the Deferred Compensation Plan and earnings on those deferred amounts. As a result of certain provisions of the American Jobs Creation Act, participants had the opportunity until December 31, 2005 to elect to withdraw amounts previously deferred.

12.	Lease Commitments

The Company leases certain of its facilities, equipment and software under various operating leases that expire at various dates through 2020. The lease agreements frequently include renewal and escalation clauses and require the Company to pay taxes, insurance and maintenance costs. Total rental expense under operating leases was approximately $46 million in fiscal 2006, $45 million in fiscal 2005 and $43 million in fiscal 2004.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a schedule of future minimum rental payments required under long-term operating leases at October 28, 2006:

Operating
Fiscal Years	Leases

2007	$30,311
2008	20,891
2009	18,886
2010	7,131
2011	1,439
Later Years	4,976

Total	$83,634

13.	Commitments and Contingencies

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

Other Legal Proceedings

On November 6, 2003, Enron Corporation commenced a proceeding in the United States Bankruptcy Court for the Southern District of New York. On December 1, 2003, Enron filed an amended complaint to add the Company as a defendant in such proceeding. The amended complaint alleged that transfers made by Enron in satisfaction of obligations it had under commercial paper were recoverable as preferential transfers and fraudulent transfers and subject to avoidance under the United States Bankruptcy Code. It was alleged that payments made in premature satisfaction of obligations under commercial paper totaling approximately $20 million were recoverable from J.P. Morgan Securities, Inc., Fleet Capital Markets, Fleet National Bank and/or the Company. The Company sold $20 million of Enron commercial paper to Fleet and did not enter into any direct transactions with Enron. The Company has reached a settlement with Enron, pursuant to which the Company contributed $2.3 million towards a settlement of claims brought by Enron against both the Company and Bank of America (as successor to Fleet Capital Markets and Fleet National Bank). The settlement was submitted to and approved by the Bankruptcy Court. In accordance with the terms of the settlement, a stipulation of dismissal of all claims against the Company with prejudice has been executed by Enron, Bank of America and the Company and was filed with the Bankruptcy Court on November 9, 2006. The Bankruptcy Court entered the stipulation of dismissal on November 13, 2006.

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

On or about May 5, 2006, Mr. Gregory Bender filed a complaint for patent infringement in the U.S. District Court for the Eastern District of Texas against the Company. Prior to the filing of the complaint, the Company was unaware of Mr. Bender or this action. In his complaint, Mr. Bender alleges that certain of the Company’s amplifier products infringe a patent Mr. Bender owns. He seeks unspecified damages as well as a permanent injunction enjoining the Company from infringing his patent. Mr. Bender has served his complaint on the Company and the Company has filed an answer. The Company intends to vigorously defend against these allegations. The Company cannot predict the outcome of this matter, but believes that the disposition of the matter will not have a material adverse effect on the Company or its financial position.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On June 12, 2006, a purported derivative complaint was filed in the United States District Court for the District of Massachusetts naming the Company as nominal defendant and also naming as defendants certain officers and directors of the Company. The complaint alleged purported violations of state and federal law in connection with the Company’s option granting practices during the years 1998, 1999 and 2001, including violation of Section 14(a) of the Securities Exchange Act of 1934, breaches of fiduciary duties of care, loyalty and good faith, gross mismanagement, waste of corporate assets, and unjust enrichment. The complaint sought monetary damages in unspecified amounts, as well as equitable and injunctive relief. On October 12, 2006, the United States District Court for the District of Massachusetts dismissed the plaintiff’s complaint with prejudice and without leave to amend. The Company does not know whether the plaintiff will appeal the court’s decision or otherwise pursue the action further.

In August 2006, the Company received a demand from a purported shareholder to inspect the Company’s books and records relating to certain grants of options made to directors and officers of the Company at diverse times. On September 8, 2006, the Company responded to the letter and indicated that the purported shareholder was not entitled to the documents sought in the demand. The Company does not know whether the purported shareholder will take further action.

On October 13, 2006, a purported class action complaint was filed in the United States District Court for the District of Massachusetts on behalf of participants in the Company’s Investment Partnership Plan from October 5, 2000 to the present. The complaint named as defendants the Company, certain officers and directors, and the Company’s Investment Partnership Plan Administration Committee. The complaint alleges purported violations of federal law in connection with the Company’s option granting practices during the years 1998, 1999, 2000, and 2001, including breaches of fiduciary duties owed to participants and beneficiaries of the Company’s Investment Partnership Plan under the Employee Retirement Income Security Act. The complaint seeks unspecified monetary damages, as well as equitable and injunctive relief. The Company intends to vigorously defend against these allegations. Although the Company believes it has meritorious defenses to the asserted claims, it is unable at this time to predict the outcome of this proceeding.

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

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Retirement Plans

The Company and its subsidiaries have various savings and retirement plans covering substantially all employees. The Company maintains a defined contribution plan for the benefit of its eligible United States employees. This plan provides for Company contributions of up to 5% of each participant’s total eligible compensation. In addition, the Company contributes an amount equal to each participant’s pre-tax contribution, if any, up to a maximum of 3% of each participant’s total eligible compensation. The total expense related to the defined contribution plan for U.S. employees was $23.3 million in fiscal 2006, $22.8 million in fiscal 2005 and $22.1 million in fiscal 2004. The Company also has various defined benefit pension and other retirement plans for certain non-U.S. employees that are consistent with local statutory requirements and practices. The total expense related to the various defined benefit pension and other retirement plans for certain non-U.S. employees was $16.6 million in fiscal 2006, $12.8 million in fiscal 2005 and $10.2 million in fiscal 2004.

Non-U.S. Plan Disclosures

The Company’s funding policy for its foreign defined benefit pension plans is consistent with the local requirements of each country. The plans’ assets consist primarily of U.S. and non-U.S. equity securities, bonds, property and cash. The benefit obligations and related assets under these plans have been measured at September 30, 2006 and September 30, 2005.

Net annual periodic pension cost of non-U.S. plans is presented in the following table:

	2006	2005	2004

Service cost	$10,572	$8,231	$7,108
Interest cost	7,214	6,521	5,690
Expected return on plan assets	(7,097)	(7,307)	(6,518)
Amortization of prior service cost	116	185	178
Amortization of transitional asset	(27)	69	(37)
Recognized actuarial loss	1,548	648	350

Net periodic pension cost	$12,326	$8,347	$6,771

Curtailment impact	$81	$—	$—
Settlement impact	$—	$—	$194
Special termination benefits	$1,394	$—	$633

The special termination presented relate to certain early retirement benefits provided in certain jurisdictions.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Obligation and asset data of the Company’s non-U.S. plans at each fiscal year end is presented in the following table:

	2006	2005

Change in Benefit Obligation
Benefit obligation at beginning of year	$163,230	$132,092
Service cost	10,572	8,231
Interest cost	7,214	6,521
Special termination benefits	1,394	—
Participant contributions	2,310	2,299
Premiums Paid	(188)	(238)
Actuarial loss	(10,807)	25,231
Benefits paid	(3,370)	(3,460)
Exchange rate adjustment	7,620	(7,446)

Benefit obligation at end of year	$177,975	$163,230

Change in Plan Assets
Fair value of plan assets at beginning of year	$108,091	$89,277
Actual return on plan assets	12,100	18,268
Employer contributions	11,228	6,723
Participant contributions	2,310	2,299
Premiums Paid	(188)	(238)
Benefits paid	(3,370)	(3,460)
Exchange rate adjustment	5,773	(4,778)

Fair value of plan assets at end of year	$135,944	$108,091

Reconciliation of Funded Status
Unfunded status	$(42,031)	$(55,139)
Contribution between September 30 and fiscal year end	2,404	726
Unrecognized transition obligation	(19)	26
Unrecognized actuarial loss	25,131	41,153
Unrecognized prior service cost	25	137

Net amount recognized	$(14,490)	$(13,097)

Amounts Recognized in the Balance Sheet Consist of
Accrued benefit liability	$(21,698)	$(22,580)
Intangible asset	25	149
Accumulated other comprehensive income	7,183	9,334

Net amount recognized	$(14,490)	$(13,097)

Other comprehensive income attributable to change in additional minimum liability recognition	$(2,151)	$3,785

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for non-U.S. pension plans with accumulated benefit obligation in excess of plan assets were $49.6 million, $41.9 million, and

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$24.2 million respectively, at September 30, 2006 and $45.7 million, $38.4 million, and $16.6 million respectively, at September 30, 2005.

The range of assumptions used for the non-U.S. defined benefit plans reflects the different economic environments within the various countries. The projected benefit obligation was determined using the following weighted average assumptions:

	2006	2005

Discount rate	4.79%	4.36%
Rate of increase in compensation levels	3.70%	3.61%
Expected long-term return on plan assets	6.71%	6.32%

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

Expected fiscal 2007 Company contributions and estimated future benefit payments are as follows:

Expected Company Contributions
2007	$7,497
Expected Benefit Payments
2008	$2,598
2009	$2,544
2010	$2,612
2011	$2,003
2012	$4.500
2013-2015	$25,988

The Company’s year-end pension plan weighted average asset allocations by category were:

	2006	Strategic Target

Equities	66.39%	67.20%
Bonds	28.16%	28.29%
Cash	0.57%	0.09%
Property	4.66%	4.21%
Other	0.22%	0.21%

Total	100.00%	100.00%

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

15.	Income Taxes

The reconciliation of income tax computed at the U.S. federal statutory rates to income tax expense is as follows:

	2006	2005	2004

U.S. federal statutory tax rate	35.0%	35.0%	35.0%
Income tax provision reconciliation:
Tax at statutory rate	$231,838	$205,692	$256,458
Irish income subject to lower tax rate	(83,987)	(79,131)	(88,733)
Repatriation of foreign earnings	—	48,688	—
Domestic and international tax examination benefits and the reversal of accruals for penalities	(35,158)	—	—
Deferred compensation plan	—	7,150	—
State income taxes, net of federal benefit	937	437	1,424
Research and development tax credits	(1,513)	(10,982)	(8,600)
Amortization of goodwill/intangibles	207	988	1,361
Net foreign tax in excess of U.S. federal statutory tax rate	(45)	—	72
Other, net	1,382	61	16

Total income tax provision	$113,661	$172,903	$161,998

For financial reporting purposes, income before income taxes includes the following components:

	2006	2005	2004

Pretax income:
Domestic	$201,987	$96,745	$184,485
Foreign	460,408	490,945	548,251

Total income before income taxes	$662,395	$587,690	$732,736

The components of the provision for income taxes are as follows:

	2006	2005	2004

Current:
Federal	$98,072	$85,760	$51,934
Foreign	42,748	69,912	80,942
State	1,295	2,627	2,191

Total current	$142,115	$158,299	$135,067

Deferred (prepaid):
Federal	$(22,619)	$14,480	$29,981
Foreign	(5,835)	124	(3,050)

Total deferred	$(28,454)	$14,604	$26,931

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On October 22, 2004, the U.S. enacted the American Jobs Creation Act of 2004 (“AJCA”). The AJCA created a temporary incentive for U.S. multinational corporations to repatriate accumulated foreign income by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The Company decided to repatriate $1,055 million in extraordinary dividends, as defined by the AJCA, during the fourth quarter of fiscal 2005 and accordingly recorded a tax liability of $48.7 million at October 29, 2005.

The Company continues to intend to reinvest certain of its foreign earnings indefinitely. Accordingly, no US income taxes have been provided for approximately $946 million of unremitted earnings of international subsidiaries. As of October 28, 2006, the amount of unrecognized deferred tax liability on these earnings was $258 million.

The significant components of the Company’s deferred tax assets and liabilities for the fiscal years ended October 28, 2006 and October 29, 2005 are as follows:

	2006	2005

Deferred tax assets:
Inventory reserves	$30,302	$32,315
Deferred income on shipments to distributors	20,696	19,124
Reserves for compensation and benefits	23,833	32,495
Tax credit carryovers	42,583	42,196
SFAS 115 mark-to-market adjustment	4,164	10,265
Stock-based compensation	40,704	—
Depreciation	14,322	—
Undistributed earnings of foreign subsidiaries	6,896	—
Other	4,862	5,559

Total gross deferred tax assets	188,362	141,954
Valuation allowance	(42,583)	(42,196)

Total deferred tax assets	145,779	99,758

Deferred tax liabilities:
Depreciation	—	920
Undistributed earnings of foreign subsidiaries	—	(1,981)
Other	(3,414)	(674)

Total gross deferred tax liabilities	(3,414)	(1,735)

Net deferred tax assets	$142,365	$98,023

The valuation allowances of $42.6 million and $42.2 million at October 28, 2006 and October 29, 2005, are a full valuation allowance for the Company’s state credit carryovers that will begin to expire in 2007.

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

The United States Internal Revenue Service (the IRS) has completed its examination of fiscal years 2001, 2002 and 2003 and issued their report. The Company has agreed to accept this report and will file its 2006 tax return and has filed its 2005 tax return and an amended return for 2004 conforming to the methodologies agreed to during the 2001-2003 examination. The completion of this examination, including the reversal of accruals for taxes and penalties and the filing of refund claims in other jurisdictions associated with the completion of the IRS examination, resulted in an income tax benefit of $35.2 million in fiscal year 2006.

The Company’s income tax payable decreased by $111 million during fiscal year 2006, which was primarily the result of tax deductions for stock options exercised over a period of several years becoming available for utilization upon completion of the IRS examination.

The Company’s income tax payable at October 28, 2006 was approximately $61 million, which included approximately $56 million for current U.S. federal, state and foreign tax filings. The remaining $5 million of income tax payable is for various other income taxes.

During fiscal year 2006, the IRS invited the Company to participate in the Compliance Assurance Process (CAP) which is a voluntary pilot program the IRS is conducting for a limited number of large business taxpayers. The objective of CAP is to reduce taxpayer burden associated with IRS audits while assuring the IRS of the accuracy of tax returns prior to filing. The Company has agreed to participate in CAP. Under the program, the IRS will contemporaneously work with the Company to achieve federal tax compliance and resolve issues prior to the filing of a tax return. CAP is designed to eliminate or substantially reduce the need for post-filing examinations of future tax returns. The audit of fiscal years 2004 and 2005 is currently underway.

16.	Related Party Transactions

One of the Company’s directors, who has served on the Company’s Board of Directors since 1988, became a director of Taiwan Semiconductor Manufacturing Company, or TSMC, in fiscal 2002 and continues to serve as a director of TSMC. Management believes the terms and prices for the purchases of products from TSMC are not affected by the presence of one of the Company’s directors on the Board of Directors of TSMC. The Company purchased approximately $281 million, $224 million and $337 million of product from TSMC in fiscal years 2006, 2005 and 2004, respectively, and approximately $17 million and $27 million was payable to TSMC as of October 28, 2006 and October 29, 2005, respectively. Management anticipates that the Company will make significant purchases from TSMC in fiscal year 2007.

17.	Gain on Sale of Product Line

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

18.	Subsequent Events

On November 13, 2006, the Board of Directors of the Company declared a cash dividend of $0.16 per outstanding share of common stock. The dividend will be paid on December 13, 2006 to all shareholders of record at the close of business on November 24, 2006.

On November 8, 2006, the Company became entitled to $35 million of consideration in exchange for licensing of certain intellectual property rights to a third party. On November 9, 2006, the Company received the payment from the third party. The Company will record this as revenue in the first quarter of fiscal 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Analog Devices, Inc.

We have audited the accompanying consolidated balance sheets of Analog Devices, Inc. as of October 28, 2006 and October 29, 2005, and the related consolidated statements of income, shareholders’ equity, comprehensive income, and cash flows for each of the three years in the period ended October 28, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(c). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Analog Devices, Inc. at October 28, 2006 and October 29, 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 28, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Analog Devices, Inc.’s internal control over financial reporting as of October 28, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 16, 2006 expressed an unqualified opinion thereon.

As discussed in Note 3 to the consolidated financial statements, effective October 30, 2005, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

Boston, Massachusetts
November 16, 2006

ANALOG DEVICES, INC.

SUPPLEMENTARY FINANCIAL INFORMATION
(Unaudited)

Quarterly financial information for fiscal 2006 and fiscal 2005 (thousands, except per share amounts and as noted):

	4Q06	3Q06	2Q06	1Q06	4Q05	3Q05	2Q05	1Q05

Net sales	644,342	663,660	643,872	621,302	622,130	582,416	603,726	580,536
Cost of sales	269,770	273,550	263,201	260,515	259,455	244,178	257,327	245,008

Gross margin	374,572	390,110	380,671	360,787	362,675	338,238	346,399	335,528
% of sales	58%	59%	59%	58%	58%	58%	57%	58%
Operating expenses:
Research and development	137,550	136,061	131,848	131,288	123,704	119,217	126,642	127,534
Selling, marketing, general and administrative	100,710	99,663	97,432	96,281	84,715	84,407	85,813	83,341
Purchased in-process research and development	16,211	5,500	—	—	—	—	—	—
Special charges	777	—	—	1,013	31,480	—	—	—

Total operating expenses	255,248	241,224	229,280	228,582	239,899	203,624	212,455	210,875
% of sales	40%	36%	36%	37%	39%	35%	35%	36%
Operating income	119,324	148,886	151,391	132,205	122,776	134,614	133,944	124,653
% of sales	19%	22%	24%	21%	20%	23%	22%	22%
Nonoperating (income) expenses:
Interest expense	17	4	21	10	5	—	10	12
Interest income	(24,301)	(26,716)	(25,895)	(23,257)	(21,285)	(19,156)	(16,684)	(14,563)
Other, net	(211)	435	(13,351)	2,655	(610)	94	(94)	568

Total nonoperating (income)
Expense	(24,495)	(26,277)	(39,225)	(20,592)	(21,890)	(19,062)	(16,768)	(13,983)

Income before income taxes	143,819	175,163	190,616	152,797	144,666	153,676	150,712	138,636
% of sales	22%	26%	30%	25%	23%	26%	25%	24%
Provision for income taxes	6,148	30,478	44,795	32,240	76,325	32,272	33,113	31,193

Minority Interest	748	—	—	—	—	—	—	—

Net income	138,419	144,685	145,821	120,557	68,341	121,404	117,599	107,443

% of sales	22%	22%	23%	19%	11%	21%	19%	19%
Per share — basic	0.40	0 .40	0.40	0 .33	0.18	0 .33	0.32	0.29

Per share — diluted	0 .39	0.39	0.39	0.32	0.18	0.32	0.31	0.28

Shares used to compute earnings per share (in thousands):
Basic	346,803	357,887	364,225	366,135	369,945	370,985	370,674	375,561

Diluted	357,164	369,542	376,811	380,337	380,607	382,830	382,337	388,107

Dividends declared per share	0.16	0.16	0.12	0.12	0.10	0.10	0.06	0.06

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Analog’s disclosure controls and procedures as of October 28, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 28, 2006, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of October 28, 2006. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment, our management concluded that, as of October 28, 2006, our internal control over financial reporting is effective based on those criteria.

Our independent auditors have issued an audit report on our assessment of our internal control over financial reporting. This report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Analog Devices, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Analog Devices, Inc. maintained effective internal control over financial reporting as of October 28, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Analog Devices, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Analog Devices, Inc. maintained effective internal control over financial reporting as of October 28, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Analog Devices, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 28, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Analog Devices, Inc. as of October 28, 2006 and October 29, 2005, and the related consolidated statements of income, shareholders’ equity, comprehensive income, and cash flows for each of the three years in the period ended October 28, 2006 of Analog Devices, Inc. and our report dated November 16, 2006 expressed an unqualified opinion thereon.

Boston, Massachusetts
November 16, 2006

(c) Changes in Internal Controls.  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended October 28, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item relating to our directors and nominees is contained in our 2007 proxy statement under the caption “Proposal 1 — Election of Directors” and is incorporated herein by reference. Information required by this item relating to our executive officers is contained under the caption “EXECUTIVE OFFICERS OF THE COMPANY” in Part I of this Annual Report on Form 10-K and is incorporated herein by reference. Information required by this item pursuant to Items 401(h) and (i) of Regulation S-K relating to an audit committee financial expert and identification of the audit committee of our Board of Directors is contained in our 2007 proxy statement under the caption “Corporate Governance — Board of Directors Meetings and Committees — Audit Committee” and is incorporated herein by reference. Information required by this item relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is contained in our 2007 proxy statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

We have adopted a written code of business conduct and ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding any amendments to, or waivers from, our code of business conduct and ethics by posting such information on our website which is located at www.analog.com.

During the fourth quarter of fiscal 2006, we made no material change to the procedures by which shareholders may recommend nominees to our Board of Directors, as described in our 2006 proxy statement.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item is contained in our 2007 proxy statement under the captions “Corporate Governance — Directors’ Compensation” and “Information About Executive Compensation” and is incorporated herein by reference, provided that the sections entitled “Report of the Compensation Committee” and “Comparative Stock Performance Graph” in our 2007 proxy statement are not incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item relating to security ownership of certain beneficial owners and management is contained in our 2007 proxy statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference. Information required by this item relating to securities authorized for issuance under equity compensation plans is contained in our 2007 proxy statement under the caption “Information About Executive Compensation — Securities Authorized for Issuance Under Equity Compensation Plans” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is contained in our 2007 proxy statement under the caption “Corporate Governance — Certain Relationships and Related Transactions” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is contained in our 2007 proxy statement under the caption “Corporate Governance — Independent Registered Public Accounting Firm Fees and Other Matters” and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements

The following consolidated financial statements are included in Item 8 of this Annual Report on Form 10-K:

—	Consolidated Statements of Income for the years ended October 28, 2006, October 29, 2005 and October 30, 2004

—	Consolidated Balance Sheets as of October 28, 2006 and October 29, 2005

—	Consolidated Statements of Shareholders’ Equity for the years ended October 28, 2006, October 29, 2005 and October 30, 2004

—	Consolidated Statements of Comprehensive Income for the years ended October 28, 2006, October 29, 2005 and October 30, 2004

—	Consolidated Statements of Cash Flows for the years ended October 28, 2006, October 29, 2005 and October 30, 2004

(b)	Exhibits

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed with or incorporated by reference in this Annual Report on Form 10-K.

(c)	Financial Statement Schedules

The following consolidated financial statement schedule is included in Item 15(c) of this Annual Report on Form 10-K:

Schedule II — Valuation and Qualifying Accounts

All other schedules have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the Notes thereto.

ANALOG DEVICES, INC.
ANNUAL REPORT ON FORM 10-K
YEAR ENDED OCTOBER 28, 2006
ITEM 15(c)
FINANCIAL STATEMENT SCHEDULE

ANALOG DEVICES, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Years ended October 28, 2006, October 29, 2005 and October 30, 2004
(Thousands)

	Balance at	Additions		Balance at
	Beginning of	Charged to		End of
Description	Period	Income Statement	Deductions	Period

Accounts Receivable Reserves and Allowances:
Year ended October 30, 2004	$2,728	$9,575	$7,335	$4,968

Year ended October 29, 2005	$4,968	$4,421	$5,950	$3,439

Year ended October 28, 2006	$3,439	$3,872	$4,358	$2,953

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANALOG DEVICES, INC.

By:	/s/ JERALD G. FISHMAN
Jerald G. Fishman
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 20, 2006

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ray Stata Ray Stata	Chairman of the Board	November 20, 2006

/s/ Jerald G. Fishman Jerald G. Fishman	President, Chief Executive Officer and Director (Principal Executive Officer)	November 20, 2006

/s/ Joseph E. McDonough Joseph E. McDonough	Vice President-Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	November 20, 2006

/s/ James A. Champy James A. Champy	Director	November 20, 2006

/s/ John L. Doyle John L. Doyle	Director	November 20, 2006

/s/ John C. Hodgson John C. Hodgson	Director	November 20, 2006

/s/ Christine King Christine King	Director	November 20, 2006

/s/ F. Grant Saviers F. Grant Saviers	Director	November 20, 2006

/s/ Paul J. Severino Paul J. Severino	Director	November 20, 2006

Name	Title	Date

/s/ Kenton J. Sicchitano Kenton J. Sicchitano	Director	November 20, 2006

/s/ Lester C. Thurow Lester C. Thurow	Director	November 20, 2006

Exhibit Index

Exhibit
No.		Description

3.1		Restated Articles of Organization of Analog Devices, Inc., as amended, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 1-7819) for the quarterly period ended May 1, 2004 as filed with the Commission on May 18, 2004 and incorporated herein by reference.
3.2		Amended and Restated By-Laws of Analog Devices, Inc., filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-7819), as filed with the Commission on December 13, 2004 and incorporated herein by reference.
*10	.1	Analog Devices, Inc. Amended and Restated Deferred Compensation Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 1-7819) for the quarterly period ended January 28, 2006 as filed with the Commission on February 15, 2006 and incorporated herein by reference.
*10	.2	Trust Agreement for Deferred Compensation Plan dated as of October 1, 2003 between Analog Devices, Inc. and Fidelity Management Trust Company filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 1, 2003 (File No. 1-7819) as filed with the Commission on December 23, 2003 and incorporated herein by reference.
*†10	.3	First Amendment to Trust Agreement for Deferred Compensation Plan between Analog Devices, Inc. and Fidelity Management Trust Company dated as of January 1, 2005.
*10	.4	Restated 1988 Stock Option Plan of Analog Devices, Inc., filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 1997 (File No. 1-7819) as filed with the Commission on June 17, 1997 and incorporated herein by reference.
*10	.5	1994 Director Option Plan of Analog Devices, Inc., as amended, filed as an exhibit to the Company’s Form 10-K for the fiscal year ended November 2, 2002 (File No. 1-7819) as filed with the Commission on January 29, 2003 and incorporated herein by reference.
*10	.6	1998 Stock Option Plan of Analog Devices Inc., as amended, filed as an exhibit to the Company’s Form 10-K for the fiscal year ended November 2, 2002 (File No. 1-7819) as filed with the Commission on January 29, 2003 and incorporated herein by reference.
10.7		Analog Devices, Inc. 2001 Broad-Based Stock Option Plan, as amended, filed as an exhibit to the Company’s Form 10-K for the fiscal year ended November 2, 2002 (File No. 1-7819) as filed with the Commission on January 29, 2003 and incorporated herein by reference.
*10	.8	2006 Stock Incentive Plan of Analog Devices, Inc., incorporated herein by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed with the Commission on February 8, 2006 (File No. 1-7819).
*†10	.9	Amendment No. 1 to 2006 Stock Incentive Plan of Analog Devices, Inc..
*10	.10	Form of Confirming Memorandum for Grants of Non-Qualified Stock Options to Employees for usage under the Registrant’s 2006 Stock Incentive Plan, filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-7819), as filed with the Commission on September 25, 2006 and incorporated herein by reference.
*10	.11	Form of Restricted Stock Agreement for usage under the Registrant’s 2006 Stock Incentive Plan, filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-7819), as filed with the Commission on September 25, 2006 and incorporated herein by reference.
*10	.12	Form of Restricted Stock Unit Confirming Memorandum for usage under the Registrant’s 2006 Stock Incentive Plan, filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-7819), as filed with the Commission on September 25, 2006 and incorporated herein by reference.
*10	.13	Analog Devices BV (Ireland) Employee Stock Option Program, as amended, filed as an exhibit to the Company’s Form 10-K for the fiscal year ended November 2, 2002 (File No. 1-7819) as filed with the Commission on January 29, 2003 and incorporated herein by reference.
10.14		BCO Technologies plc Unapproved Share Option Scheme, filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-50092) as filed with the Commission on November 16, 2000 and incorporated herein by reference.
10.15		BCO Technologies plc Approved Share Option Scheme, filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-50092) as filed with the Commission on November 16, 2000 and incorporated herein by reference.
10.16		ChipLogic, Inc. Amended and Restated 1998 Stock Plan, filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-53314) as filed with the Commission on January 5, 2001 and incorporated herein by reference.

Exhibit
No.		Description

10.17		Staccato Systems, Inc. 1998 Stock Plan, filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-53828) as filed with the Commission on January 17, 2001 and incorporated herein by reference.
10.18		Various individual stock restriction and similar agreements between the registrant and employees thereof relating to ChipLogic, Inc., filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-57444) as filed with the Commission on March 22, 2001, as amended by Amendment No. 1 filed as an exhibit to the Company’s Post-Effective Amendment to Registration Statement on Form S-8 (File No. 333-57444) as filed with the Commission on March 23, 2001 and incorporated herein by reference.
*10	.19	Employment Agreement dated November 14, 2005 between Jerald G. Fishman and Analog Devices, Inc., filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-7819) as filed with the Commission on November 15, 2005 and incorporated herein by reference.
*10	.20	Letter Agreement between Analog Devices Inc. and Jerald G. Fishman dated June 21, 2000 relating to acceleration of stock options upon the occurrence of certain events, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000 (File No. 1-7819) as filed with the Commission on January 26, 2001 and incorporated herein by reference.
*10	.21	Description of Executive Performance Bonus Plan for fiscal year 2006, incorporated herein by reference to Item 1.01 in the Company’s Current Report on Form 8-K (File No. 1-7819) filed January 25, 2006.
*10	.22	Form of Employee Retention Agreement, as amended, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 1, 1997 (File No. 1-7819) as filed with the Commission on January 28, 1998 and incorporated herein by reference.
*10	.23	Employee Change in Control Severance Policy of Analog Devices, Inc., as amended, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended October 30, 1999 (File No. 1-7819) as filed with the Commission on January 28, 2000 and incorporated herein by reference.
*10	.24	Senior Management Change in Control Severance Policy of Analog Devices, Inc., as amended, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended October 30, 1999 (File No. 1-7819) as filed with the Commission on January 28, 2000 and incorporated herein by reference.
10.25		Amended and Restated Lease Agreement dated May 1, 1992 between Analog Devices, Inc. and the trustees of Everett Street Trust relating to the premises at 3 Technology Way, Norwood, Massachusetts, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 1, 1997 (File No. 1-7819) as filed with the Commission on January 28, 1998 and incorporated herein by reference.
10.26		Guaranty dated as of May 1, 1994 between Analog Devices, Inc. and Metropolitan Life Insurance Company relating to the premises at 3 Technology Way, Norwood, Massachusetts, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended October 30, 1999 (File No. 1-7819) as filed with the Commission on January 28, 2000 and incorporated herein by reference.
10.27		Letter Agreement dated as of May 18, 1994 between Analog Devices, Inc. and Metropolitan Life Insurance Company relating to the premises at 3 Technology Way, Norwood, Massachusetts, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended October 30, 1999 (File No. 1-7819) as filed with the Commission on January 28, 2000 and incorporated herein by reference.
10.28		Reimbursement Agreement dated May 18, 1992 between Analog Devices, Inc. and the trustees of Everett Street Trust, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 1, 1997 (File No. 1-7819) as filed with the Commission on January 28, 1998 and incorporated herein by reference.
10.29		Lease Agreement dated August 8, 1990 between Precision Monolithics, Inc. and Bourns, Inc. relating to the premises at 1525 Comstock Road, Santa Clara, California, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 3, 2001 (File No. 1-7819) as filed with the Commission on January 28, 2002 and incorporated herein by reference.

Exhibit
No.		Description

10.30		Lease Amendment dated May 1, 1996 to the Lease Agreement dated August 8, 1990 between Analog Devices, Inc. and Bourns, Inc., relating to premises located at 1525 Comstock Road, Santa Clara, California, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 3, 2001 (File No. 1-7819) as filed with the Commission on January 28, 2002 and incorporated herein by reference.
10.31		Lease Agreement dated June 16, 1995 between Analog Devices, Inc. and Ferrari Brothers, relating to the premises at 610 Weddell Drive, Sunnyvale, California, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 3, 2001 (File No. 1-7819) as filed with the Commission on January 28, 2002 and incorporated herein by reference.
10.32		First amendment dated March 1, 1996 to the Lease Agreement dated June 16, 1995 between Analog Devices, Inc. and Ferrari Brothers, relating to premises located at 610 Weddell Drive, Sunnyvale, California, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 3, 2001 (File No. 1-7819) as filed with the Commission on January 28, 2002 and incorporated herein by reference.
10.33		Second amendment dated March 21, 2000 to the Lease Agreement dated June 16, 1995 between Analog Devices, Inc. and Ferrari Brothers, relating to premises located at 610 Weddell Drive, Sunnyvale, California, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 3, 2001 (File No. 1-7819) as filed with the Commission on January 28, 2002 and incorporated herein by reference.
10.34		Lease Agreement dated February 8, 1996 between Analog Devices, Inc. and Massachusetts Institute of Technology, relating to premises located at 21 Osborn Street, Cambridge, Massachusetts, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 3, 2001 (File No. 1-7819) as filed with the Commission on January 28, 2002 and incorporated herein by reference.
†10	.35	First amendment dated December 13, 1996 to Lease Agreement dated February 8, 1996 between Analog Devices, Inc. and Massachusetts Institute of Technology, relating to premises located at 21 Osborn Street, Cambridge, Massachusetts.
†10	.36	Second Amendment dated December 20, 1996 to Lease Agreement dated February 8, 1996 between Analog Devices, Inc. and Massachusetts Institute of Technology, relating to premises located at 21 Osborn Street, Cambridge, Massachusetts.
†10	.37	Third Amendment dated May 27, 1997 to Lease Agreement dated February 8, 1996 between Analog Devices, Inc. and Massachusetts Institute of Technology, relating to premises located at 21 Osborn Street, Cambridge, Massachusetts.
†10	.38	Lease Agreement dated November 14, 1997, as amended, between Analog Devices, Inc. and Liberty Property Limited Partnership, relating to premises located at 7736 McCloud Road, Greensboro, North Carolina.
14		Analog Devices, Inc. Code of Business Conduct and Ethics, filed as an exhibit to the Company’s Form 10-K for the fiscal year ended November 1, 2003 (File No. 1-7819) as filed with the Commission on January 29, 2003 and incorporated herein by reference.
†21		Subsidiaries of the Company.
†23		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
†31	.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
†31	.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
†32	.1	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer)
†32	.2	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer)

†	Filed herewith.

*	Management contracts and compensatory plan or arrangements required to be filed as an Exhibit pursuant to Item 15(b) of Form 10-K.