Form 10-Q
period 2007-02-03
ANALOG DEVICES INC
filed 2007-02-21
CIK 6281

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 3, 2007
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
Large accelerated filer ☑            Accelerated filer ☐            Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☑
     As of February 3, 2007 there were 333,719,659 shares of Common Stock, $0.16 2/3 par value per share, outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(thousands, except per share amounts)

	Three Months Ended
	February 3, 2007	January 28, 2006
Product revenue	$656,614	$621,302
Revenue from the one-time payment associated with the licensing of certain intellectual property rights	35,000	—

Total revenue	691,614	621,302
Cost of sales (1)	274,594	260,515

Gross margin	417,020	360,787

Operating expenses:
Research and development (1)	143,894	131,288
Selling, marketing, general and administrative (1)	104,681	96,281
Special charges	5,196	1,013

	253,771	228,582

Operating income	163,249	132,205

Nonoperating (income) expense:
Interest expense	—	10
Interest income	(24,837)	(23,257)
Other, net	(7,465)	2,655

	(32,302)	(20,592)

Income before income taxes and minority interest	195,551	152,797

Provision for income taxes	42,543	32,240

Minority interest	219	—

Net income	$153,227	$120,557

Shares used to compute earnings per share — basic	338,698	366,135

Shares used to compute earnings per share — diluted	349,208	380,337

Earnings per share — basic	$0.45	$0.33

Earnings per share — diluted	$0.44	$0.32

Dividends declared and paid per share	$0.16	$0.12

(1)	Includes stock-based compensation expense as follows:

Cost of sales	$2,936	$954
Research and development	8,906	10,263
Selling, marketing, general and administrative	8,215	10,090
See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands)

	February 3, 2007	October 28, 2006
Assets

Cash and cash equivalents	$398,549	$343,947
Short-term investments	1,555,272	1,784,387
Accounts receivable, net	344,783	329,393
Inventories (1):
Raw materials	18,889	16,430
Work in process	263,298	264,076
Finished goods	103,579	98,145

	385,766	378,651
Deferred tax assets	77,401	91,045
Deferred compensation plan investments	1,110	1,109
Prepaid expenses and other current assets	74,310	82,770

Total current assets	2,837,191	3,011,302

Property, plant and equipment, at cost:
Land and buildings	355,777	353,912
Machinery and equipment	1,404,049	1,371,332
Office equipment	79,575	78,976
Leasehold improvements	109,499	109,028

	1,948,900	1,913,248
Less accumulated depreciation and amortization	1,383,929	1,350,623

Net property, plant and equipment	564,971	562,625

Deferred compensation plan investments	31,977	30,579
Other investments	592	850
Goodwill	263,116	256,209
Intangible assets, net	39,744	42,808
Deferred tax assets	58,250	54,734
Other assets	27,976	27,744

Total other assets	421,655	412,924

	$3,823,817	$3,986,851

(1)	Includes $3,398 and $3,703 related to stock-based compensation at February 3, 2007 and October 28, 2006, respectively.
See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands, except share amounts)

	February 3, 2007	October 28, 2006
Liabilities and Shareholders’ Equity

Accounts payable	$125,623	$124,566
Deferred income on shipments to distributors	160,422	149,543
Income taxes payable	67,742	60,956
Deferred compensation plan liability	1,110	1,109
Accrued liabilities	133,608	154,769

Total current liabilities	488,505	490,943

Deferred income taxes	15,837	3,414
Deferred compensation plan liability	32,028	30,633
Other non-current liabilities	26,240	25,851

Total non-current liabilities	74,105	59,898

Minority interest	—	217

Commitments and contingencies

Shareholders’ Equity

Preferred stock, $1.00 par value, 471,934 shares authorized, none outstanding	—	—
Common stock, $0.16 2/3 par value, 1,200,000,000 shares authorized, 333,719,659 shares issued and outstanding (342,000,004 on October 28, 2006)	55,621	57,001
Capital in excess of par value	—	—
Retained earnings	3,200,395	3,378,999
Accumulated other comprehensive income (loss)	5,191	(207)

Total shareholders’ equity	3,261,207	3,435,793

	$3,823,817	$3,986,851

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(thousands)

	Three Months Ended
	February 3, 2007	January 28, 2006
Cash flows from operating activities:
Net income	$153,227	$120,557
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	35,613	43,079
Amortization of intangibles	3,610	404
Stock-based compensation expense	20,057	21,307
Deferred income taxes	2,433	(15,625)
Excess tax benefit-stock options	(6,467)	—
Non-cash portion of special charge	—	459
Gain on sale of an investment	(7,919)	—
Minority interest	(219)	—
Other non-cash expense	134	557
Changes in operating assets and liabilities	7,684	4,517

Total adjustments	54,926	54,698

Net cash provided by operating activities	208,153	175,255

Cash flows from investing activities:
Purchases of short-term available-for-sale investments	(646,407)	(954,871)
Maturities of short-term available-for-sale investments	878,619	726,807
Additions to property, plant and equipment	(37,726)	(20,360)
Decrease in other assets	153	3,526
Proceeds from sale of an investment	8,003	—

Net cash provided (used) by investing activities	202,642	(244,898)

Cash flows from financing activities:
Repurchase of common stock	(333,223)	(125,098)
Net proceeds from employee stock plans	24,497	38,685
Excess tax benefit-stock options	6,467	—
Dividend payments to shareholders	(54,737)	(44,094)

Net cash used for financing activities	(356,996)	(130,507)

Effect of exchange rate changes on cash	803	414

Net increase (decrease) in cash and cash equivalents	54,602	(199,736)
Cash and cash equivalents at beginning of period	343,947	627,591

Cash and cash equivalents at end of period	$398,549	$427,855

See accompanying notes.

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED FEBRUARY 3, 2007
(all tabular amounts in thousands except per share amounts and percentages)
Note 1 – Basis of Presentation
In the opinion of management, the information furnished in the accompanying condensed consolidated financial statements reflects all normal recurring adjustments that are necessary to fairly state the results for these interim periods and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended October 28, 2006 and related notes. The results of operations for the interim periods shown in this report are not necessarily indicative of the results that may be expected for the fiscal year ending November 3, 2007 or any future period.
The Company has a 52-53 week fiscal year that ends on the Saturday closest to the last day in October. Fiscal 2007 is a 53-week fiscal year and fiscal 2006 was a 52-week fiscal year. The additional week in fiscal 2007 is included in the first quarter ended February 3, 2007. Therefore, the first quarter of fiscal 2007 included 14 weeks of operations and the first quarter of fiscal 2006 included 13 weeks of operations.
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
On October 30, 2005 (the first day of its 2006 fiscal year), the Company adopted SFAS 123R using the modified prospective method as permitted under SFAS 123R. Under this transition method, compensation cost recognized in fiscal 2006 and fiscal 2007 includes: (a) compensation cost for all share-based payments granted prior to but not yet vested as of October 29, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to October 29, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective method of adoption, the Company’s results of operations and financial position for prior periods have not been restated.
Equity Compensation Plans
The Company grants, or has granted, stock options and other stock and stock-based awards under the 2006 Stock Incentive Plan (2006 Plan). The 2006 Plan was approved by the Company’s Board of Directors on January 23, 2006 and was approved by shareholders on March 14, 2006. The 2006 Plan provides for the issuance of up to 15 million shares of the Company’s common stock, plus such number of additional shares that were subject to outstanding options under the Company’s 1998 Stock Option Plan and the 2001 Broad-Based Stock Option Plan as of January 23, 2006 that are not issued because the applicable option award subsequently terminates or expires without being exercised. The 2006 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. Employees, officers, directors, consultants and advisors of the Company and its subsidiaries are eligible to be granted awards under the 2006 Plan. No award may be made under the 2006 Plan after March 13, 2016, but awards previously granted may extend beyond that date.
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

Grant-Date Fair Value
The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair values of options granted during the three-month periods ended February 3, 2007 and January 28, 2006 were calculated using the following estimated weighted-average assumptions:

	Three Months Ended
	February 3,	January 28,
Stock Options	2007	2006
Options granted (in thousands)	7,409	8,029
Restricted awards and/or units granted (in thousands)	15	—
Weighted-average exercise price of stock options	$33.40	$39.43
Weighted-average grant date fair-value stock options	$9.46	$11.63
Weighted-average grant date fair-value non-vested shares	$32.96	n/a
Assumptions:
Weighted-average expected volatility	30.5%	28.6%
Weighted-average expected term (in years)	5.1	5.0
Risk-free interest rate	4.6%	4.4%
Expected dividend yield	2.15%	1.22%
Expected volatility – The Company is responsible for estimating volatility and has considered a number of factors, including third-party estimates, when estimating volatility. For options granted prior to fiscal 2005, the Company used historical volatility to estimate the grant-date fair value of stock options. The Company changed its method of estimating expected volatility for all stock options granted after fiscal 2004 from exclusively relying on historical volatility to exclusively relying on implied volatility. This change was the result of a thorough review the Company undertook, which included consultations with several third-party advisors. The Company currently believes that the exclusive use of implied volatility results in a more accurate estimate of the grant-date fair value of employee stock options because it more appropriately reflects the market’s current expectations of future volatility. Historical volatility during the period commensurate with the expected term of the Company’s stock options over the past several years included a period of time when the Company’s stock price experienced unprecedented increases and subsequent declines. The Company believes that this past stock price volatility is unlikely to be indicative of future stock price behavior. Options in the Company’s common stock are actively traded on several exchanges. Implied volatility is calculated for the period that is commensurate with the option’s expected term assumption. Because this term often exceeds the period for which there are exchange-traded options in the Company’s common stock, statistical techniques are used to derive the implied volatility for traded options with terms commensurate with the option’s expected term of 5.1 years. This calculation of implied volatility is derived from the closing prices of both the Company’s common stock and exchange traded options from the most recent five trading days prior to the grant date of the employee stock option.
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
The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock-based award. Based on an analysis of its historical forfeitures, the Company has applied an annual forfeiture rate of 3.4% to all unvested stock-based awards as of February 3, 2007. The 3.4% represents the portion that is expected to be forfeited each year over the vesting period. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those awards that vest.
The Company’s stock option agreements historically provided for retirement-related continued vesting for a portion, or all, of certain stock options based on the optionee’s age and years of service (the retirement provision) in that regardless of whether the employee continues to provide services, the optionee receives the benefit of the stock option. SFAS 123R clarifies the timing for recognizing stock-based compensation expense for awards subject to continued vesting upon meeting this retirement provision. This compensation expense must be recognized over the period from the date of grant to the date retirement eligibility is met if it is shorter than the required service period. Upon adoption of SFAS 123R in the first quarter of fiscal 2006, the Company changed its policy regarding the timing of option expense recognition for optionees meeting the criteria of the retirement provision to recognize compensation cost over the period through the date that the optionee is no longer required to provide service to earn the award. Prior to the adoption of SFAS 123R, the Company’s policy was to recognize these compensation costs over the vesting term. Had the Company applied these non-substantive vesting provisions required by SFAS 123R to awards granted prior to the adoption of SFAS 123R, the impact on the pro forma net earnings would have been immaterial. Effective during the third fiscal quarter of fiscal 2006, new grants will not include a provision that provides for retirement-related continued vesting.
The adoption of SFAS 123R had the following impact on the first quarter of fiscal 2007 results: operating profit before tax was lower by $19.9 million, net income was lower by $14.1 million, cash flow from operations was lower by $6.5 million, cash flow from financing activities was higher by $6.5 million and basic and diluted EPS were each lower by $0.04.

Stock-Based Compensation Activity
A summary of the activity under the Company’s stock option plans as of February 3, 2007 and changes during the three-month period then ended is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Options	Average Exercise	Contractual	Intrinsic
	Outstanding	Price Per Share	Term in Years	Value
Options outstanding at October 28, 2006	84,461	$34.09
Options granted	7,409	$33.40
Options exercised	(1,805)	$13.57
Options forfeited	(718)	$34.63
Options expired	(1,035)	$43.65

Options outstanding at February 3, 2007	88,312	$34.34	5.8	$369,385

Options exercisable at February 3, 2007	60,565	$33.99	4.5	$329,016

Options vested or expected to vest at February 3, 2007 (1)	86,402	$34.31	5.7	$368,308

(1)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.
During the three months ended February 3, 2007, the total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $35.1 million, and the total amount of cash received from exercise of these options was $24.5 million. The total grant-date fair value of stock options that vested during the three months ended February 3, 2007 was approximately $37.3 million.
A summary of the Company’s restricted stock award activity as of February 3, 2007 and changes during the three-month period then ended is presented below:

		Weighted-
	Restricted	Average Grant
	Shares	Date Fair Value
	Outstanding	Per Share
Non-vested shares outstanding at October 28, 2006	55	$35.35
Awards and/or units granted	15	$32.96
Restrictions lapsed	—	—
Awards and/or units forfeited	—	—

Non-vested shares outstanding at February 3, 2007	70	$34.84

As of February 3, 2007, there was $203.5 million (before tax consideration) of total unrecognized compensation cost related to unvested share-based awards including stock options and restricted shares. That cost is expected to be recognized over a weighted-average period of 1.9 years.

Note 3 – Comprehensive Income
Components of comprehensive income include net income and certain transactions that have generally been reported in the consolidated statement of shareholders’ equity and consist of the following:

	Three Months Ended
	February 3, 2007	January 28, 2006
Net income	$153,227	$120,557

Foreign currency translation adjustments	1,850	(28)

Change in unrealized holding gains (net of taxes of $1,117 and $911, respectively) on securities classified as Short-term Investments	1,980	1,692

Change in unrealized holding (losses) gains (net of taxes of $47 and $15, respectively) on securities classified as Other Investments	(87)	27

Change in unrealized gains on derivative instruments designated as cash flow hedges	1,655	2,736

Other comprehensive income	5,398	4,427

Comprehensive income	$158,625	$124,984

The components of accumulated other comprehensive income (loss) at February 3, 2007 and October 28, 2006 consisted of the following:

	February 3, 2007	October 28, 2006
Foreign currency translation adjustment	$11,264	$9,414
Unrealized losses on available-for-sale securities	(3,478)	(5,371)
Unrealized gains on derivative instruments	2,074	419
Minimum pension liability adjustment	(4,669)	(4,669)

Total accumulated other comprehensive income (loss)	$5,191	$(207)

Note 4 – Earnings Per Share
Basic earnings per share is computed based only on the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of potential future issuances of common stock relating to stock option programs and other potentially dilutive securities using the treasury stock method. In calculating diluted earnings per share, the dilutive effect of stock options is computed using the average market price for the respective period. In addition, under SFAS 123R, the assumed proceeds under the treasury stock method include the average unrecognized compensation expense of stock options that are in-the-money. This results in the “assumed” buyback of additional shares, thereby reducing the dilutive impact of stock options. Potential shares related to certain of the Company’s outstanding stock options were excluded because they were anti-dilutive. Those potential shares, determined based on the weighted-average exercise prices during the respective years, related to the Company’s outstanding stock options could be dilutive in the future. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	February 3, 2007	January 28, 2006
Basic:
Net income	$153,227	$120,557

Weighted-average shares outstanding	338,698	366,135

Earnings per share	$0.45	$0.33

Diluted:
Net income	$153,227	$120,557

Weighted-average shares outstanding	338,698	366,135
Assumed exercise of common stock equivalents	10,510	14,202

Weighted-average common and common equivalent shares	349,208	380,337

Earnings per share	$0.44	$0.32

Anti-dilutive common stock equivalents related to outstanding stock options	56,551	52,338

Note 5 – Special Charges
A summary of the Company’s special charges is as follows:

		Reorganization of Product
	Closure of Wafer	Development and Support	Total Special
Income Statement	Fabrication Facility	Programs	Charges

Fiscal 2005 Charges:
Workforce reductions	$20,315	$11,165	$31,480

Total Fiscal 2005 Charges	$20,315	$11,165	$31,480

Fiscal 2006 Charges:
Facility closure costs	$—	$554	$554
Abandonment of equipment	—	459	459
Other items	—	462	462
Change in estimate	(2,029)	—	(2,029)
Workforce reductions	—	2,344	2,344

Total Fiscal 2006 Charges	$(2,029)	$3,819	$1,790

Fiscal 2007 Charges:
Facility closure costs	$3,608	$—	$3,608
Workforce reductions	—	965	965
Other items	—	623	623

Total Fiscal 2007 Charges	$3,608	$1,588	$5,196

		Reorganization of Product
	Closure of Wafer	Development and Support	Total Special
Accrued Restructuring	Fabrication Facility	Programs	Charges

Balance at October 28, 2006	$5,903	$4,976	$10,879
Special Charges	3,608	1,588	5,196
Severance payments	(4,205)	(1,485)	(5,690)
Facility closure costs	(3,251)	—	(3,251)

Balance at February 3, 2007	$2,055	$5,079	$7,134

Closure of Wafer Fabrication Facility
During the fourth quarter of fiscal 2005, the Company recorded a special charge of $20.3 million as a result of a decision to close its California wafer fabrication operations and transfer virtually all of the production of products manufactured there to the Company’s facility in Wilmington, Massachusetts. The charge was for severance and fringe benefit costs that were recorded pursuant to SFAS 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits (SFAS 88), under the Company’s ongoing benefit plan for 339 manufacturing employees and 28 general and administrative employees at that site. The severance benefit is calculated based on length of past service, and employees must continue to be employed until they are involuntarily terminated in order to receive the severance benefit. As of February 3, 2007, eight of these employees remained employed at the Company and will continue working during the second quarter on the cleanup and closure of the wafer fabrication facility. The Company expects to complete the remaining cleanup and closure activities by the end of April 2007.
In addition to the charge recorded in the fourth quarter of fiscal 2005, the Company recorded additional expense during fiscal 2006, which consisted of $18.3 million of non-cash cost of sales expenses for additional depreciation due to shortened useful lives of certain manufacturing equipment and $2.0 million for stay-on bonuses. The Company reversed approximately $2.0 million of its severance accrual during fiscal 2006 because some employees voluntarily left the Company, other employees found alternative employment within the Company, and there was an over accrual related to fringe benefits because severance payments, normally paid as income continuance, were paid as lump sum payments which reduced the benefit costs associated with these payments.

The Company completed production at the wafer fabrication facility on November 9, 2006. During the first quarter of fiscal 2007, the Company recorded additional expense, in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which consisted of $3.2 million for clean-up and closure costs that were charged to expense as incurred. The additional $0.4 million of this charge was for lease obligation costs for a warehouse facility the Company ceased using during the first quarter of fiscal 2007.
The Company expects to incur the remaining expenses of approximately $7 million related to this action in the second quarter of fiscal 2007. These expenses relate to termination costs for the lease of the wafer fabrication building based on the cease-use date and final clean-up and closure costs.
Reorganization of Product Development and Support Programs
During the fourth quarter of fiscal 2005, the Company recorded a special charge of $11.2 million as a result of its decision to reorganize its product development and support programs with the goal of providing greater focus on its analog and digital signal processing product programs. The charge was for severance and fringe benefit costs that were recorded pursuant to SFAS 88 under the Company’s ongoing benefit plan or statutory requirements at foreign locations for 60 manufacturing employees and 154 engineering and selling, marketing, general and administrative employees. As of February 3, 2007, two of these employees were still employed by the Company. These employees must continue to be employed until they are involuntarily terminated in order to receive the severance benefit.
During fiscal 2006, the Company recorded an additional special charge of $3.8 million related to this reorganization action. Approximately $1.5 million of this charge was for lease obligation costs for a facility the Company ceased using during the first quarter of fiscal 2006 and the write-off of property, plant and equipment and other items at this subsidiary. The remaining $2.3 million relates to the severance and fringe benefit costs that were recorded in the fourth quarter pursuant to SFAS 88 under the Company’s ongoing benefit plan or statutory requirements at foreign locations for 46 engineering and selling, marketing, general and administrative employees. As of February 3, 2007, ten of these employees were still employed by the Company. These employees must continue to be employed until they are involuntarily terminated in order to receive the severance benefit.
During the first quarter of fiscal 2007, the Company recorded an additional special charge of $1.6 million related to this reorganization action. Approximately $0.6 million of this charge was for contract termination costs. The remaining $1.0 million relates to severance and fringe benefit costs that were recorded in the first quarter pursuant to SFAS 88 under the Company’s ongoing benefit plan for six engineering employees. As of February 3, 2007, two of these employees were still employed by the Company. These employees must continue to be employed until they are involuntarily terminated in order to receive the severance benefit.
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

Revenue Trends by End Market
The categorization of revenue by end market is determined using a variety of data points including the technical characteristics of the product, the “sold to” customer information, the “ship to” customer information and the end customer product or application into which the Company’s product will be incorporated. As data systems for capturing and tracking this data evolve and improve, the categorization of products by end market can vary over time. When this occurs the Company reclassifies revenue by end market for prior periods. Such reclassifications typically do not materially change the sizing, or the underlying trends of results within each end market.

	Three Months Ended
	February 3, 2007	January 28, 2006
Industrial	$285,996	$251,957
% of Product Revenue	44%	41%
Communications	$174,017	$192,135
% of Product Revenue	26%	31%
Consumer	$134,217	$99,693
% of Product Revenue	20%	16%
Computer	$62,384	$77,517
% of Product Revenue	10%	12%

Total Product Revenue	$656,614	$621,302

One-time payment associated with the licensing of intellectual property*	$35,000	$—

Total Revenue	$691,614	$621,302

*	During the first quarter of fiscal 2007 the Company recorded revenue of $35 million received in exchange for licensing of certain intellectual property rights to a third party.

Revenue Trends by Product
The following table summarizes revenue by product categories. The categorization of the Company’s products into broad categories is based on the characteristics of the individual products, the specification of the products and in some cases the specific uses that certain products have within applications. The categorization of products into categories is therefore subject to judgment in some cases and can vary over time. In instances where products move between product categories the Company reclassifies the amounts in the product categories for all prior periods. Such reclassifications typically do not materially change the sizing, or the underlying trends of results within each product category.

	Three Months Ended
	February 3, 2007	January 28, 2006
Converters	$263,648	$233,009
% of Product Revenue	40%	38%
Amplifiers	$137,728	$120,909
% of Product Revenue	21%	19%
Power management & reference	$51,187	$54,302
% of Product Revenue	8%	9%
Other analog	$93,778	$75,237
% of Product Revenue	14%	12%

Total analog products	$546,341	$483,457
% of Product Revenue	83%	78%

General purpose DSP	$55,700	$47,310
% of Product Revenue	9%	7%
DSP-based DSL ASIC and Network Processor Product Line*	$—	$11,315
% of Product Revenue	0%	2%
Wireless Chipsets	$46,968	$67,178
% of Product Revenue	7%	11%
Other DSP	$7,605	$12,042
% of Product Revenue	1%	2%

Total DSP products	$110,273	$137,845
% of Product Revenue	17%	22%

Total Product Revenue	$656,614	$621,302

One-time payment associated with the licensing of intellectual property	$35,000	$—

Total Revenue	$691,614	$621,302

*	The Company sold its DSP-based DSL ASIC and network processor product line in the second quarter of fiscal 2006.

Revenue Trends by Geographic Region
Revenue by geographic region, based upon point of sale, for the three-month periods ended February 3, 2007 and January 28, 2006 are as follows:

	Three Months Ended
Region	February 3, 2007	January 28, 2006

North America (1)	$203,655	$156,542
Europe	149,020	134,478
Japan	123,541	116,018
China	83,187	79,459
Rest of Asia	132,211	134,805

Total Revenue	$691,614	$621,302

(1)	Includes $35 million of revenue in the first quarter of fiscal 2007 received in exchange for licensing of certain intellectual property rights to a third party.
Note 7 – Goodwill and Intangible Assets
Goodwill
The Company annually evaluates goodwill for impairment as well as whenever events or changes in circumstances suggest that the carrying value of goodwill may not be recoverable. Because the Company has one reporting segment under SFAS 142, the Company utilizes the entity-wide approach for assessing goodwill for impairment and compares its market value to its net book value to determine if an impairment exists. No impairment of goodwill resulted from the Company’s most recent evaluation of goodwill for impairment, which occurred in the fourth quarter of fiscal 2006. No impairment of goodwill resulted in any of the fiscal years presented. The Company’s next annual impairment assessment will be made in the fourth quarter of fiscal 2007 unless indicators arise that would require the Company to reevaluate goodwill for impairment at an earlier date. The following table presents the changes in goodwill during fiscal 2007 and 2006:

	For the
	three
	months	For the
	ended	year ended
	February 3,	October
	2007	28, 2006
Balance at beginning of period	$256,209	$163,373
Acquisition of TTPCom assets	—	812
Acquisition of Integrant Technologies*	5,573	80,641
Acquisition of AudioAsics	—	7,250
Foreign currency translation adjustment	1,334	4,133

Balance at end of period	$263,116	$256,209

*	The Company completed the final purchase accounting during the first quarter of fiscal 2007.
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

Intangible assets, which will continue to be amortized, consisted of the following:

	February 3, 2007		October 28, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Technology-based	$53,713	$20,654	$53,177	$17,714
Tradename	1,652	1,098	1,635	995
Customer Relationships	7,018	1,313	6,920	707
Other	6,601	6,175	6,617	6,125

Total	$68,984	$29,240	$68,349	$25,541

Intangible assets acquired prior to the third quarter of fiscal 2006 continue to be amortized on a straight-line basis over their estimated useful lives, which range from five to ten years. The $43.1 million of intangible assets acquired during the third and fourth quarters of fiscal 2006 are being amortized over their estimated useful lives of five years using an accelerated method of amortization that is expected to reflect the estimated pattern of economic use. The remaining amortization expense will be recognized over a weighted-average period of approximately 1.9 years. Amortization expense related to intangibles was $3.6 million and $0.4 million for the three-month periods ended February 3, 2007 and January 28, 2006, respectively.
The Company expects amortization expense for these intangible assets to be:

Fiscal	Amortization
Years	Expense
Remainder of 2007	$9,522
2008	12,254
2009	9,183
2010	5,732
2011	2,655
2012	398
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
Net periodic pension cost of non-U.S. plans is presented in the following table:

	Three Months Ended
	February 3, 2007	January 28, 2006
Service cost	$2,709	$2,537
Interest cost	2,241	1,728
Expected return on plan assets	(2,427)	(1,699)
Amortization of prior service cost	(8)	28
Amortization of transitional obligation or (asset)	2	(6)
Recognized actuarial loss	196	371

Net periodic pension cost	$2,713	$2,959

Pension contributions of $2.0 million were made by the Company during the three months ended February 3, 2007. The Company presently anticipates contributing an additional $5.6 million to fund its defined benefit pension plans in fiscal year 2007 for a total of $7.6 million in fiscal 2007.
Note 9 – Product Warranties
The Company generally offers a 12-month warranty for its products. The Company’s warranty policy provides for replacement of the defective product. Specific accruals are recorded for known product warranty issues. Product warranty expenses were not material during any of the three-month periods ended February 3, 2007 and January 28, 2006.
Note 10 – Commitments and Contingencies
Tentative Settlement of the SEC’s Previously Announced Stock Option Investigation
In the Company’s 2004 Form 10-K filing, the Company disclosed that the Securities and Exchange Commission (SEC) had initiated an inquiry into its stock option granting practices, focusing on options that were granted shortly before the issuance of favorable financial results. On November 15, 2005, the Company announced that it had reached a tentative settlement with the SEC.
At all times since receiving notice of this inquiry, the Company has cooperated with the SEC. In November 2005, the Company and its President and CEO, Mr. Jerald G. Fishman, made an offer of settlement to the Staff of the SEC, which the Staff indicated it would recommend to the Commission. The settlement, however, remains subject to agreement as to the specific language of the SEC’s administrative order and other settlement documents, as well as approval of any final settlement by the Commission, the Company and Mr. Fishman. There can be no assurance a final settlement will be so approved.
The November 2005 offer of settlement addresses two separate issues. The first issue concerns the Company’s disclosure regarding grants of options to employees and directors prior to the release of favorable financial results. Specifically, the issue relates to options granted to employees (including officers) of the Company on November 30, 1999 and to employees (including officers) and directors of the Company on November 10, 2000. The SEC settlement would conclude that the Company should have made disclosures in its proxy filings to the effect that the Company priced these stock options prior to releasing favorable financial results.
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
In connection with the proposed settlement, the Company would consent to a cease-and-desist order under Section 10(b) of the Securities Exchange Act and Rule 10b-5 thereunder, would pay a civil money penalty of $3 million, and would reprice options granted to Mr. Fishman and other directors in certain years. Options granted to all other employees would be excluded from the repricing. Mr. Fishman would consent to a cease-and-desist order under Sections 17(a)(2) and (3) of the Securities Act, would pay a civil money penalty of $1 million, and would make a disgorgement payment with respect to options granted in certain years. With the exception of options granted in 1998, Mr. Fishman has not exercised or sold any of the options identified in this matter. The Company and Mr. Fishman would settle this matter without admitting or denying the Commission’s findings.
The Company has determined that no restatement of its historical financial results would be necessary due to the proposed settlement because the effects of using revised measurement dates for options granted in 1998, 1999 and 2001 are not material to any of the fiscal years 1998 through 2005 based on the materiality guidelines contained in SAB 99. If a stock-based compensation charge had been taken as a result of the revised measurement dates for these option grants to all employees (including officers) and directors, the net income of the Company for fiscal years 1998 through 2005 would have been reduced by $21.8 million in total. During this period, the Company earned cumulative net income of over $2.5 billion. There would be no impact on revenue, cash flow from operations, or shareholders’ equity as a result of using the revised measurement dates.

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
On May 25, 2006, the Company filed a lawsuit in United States District Court for the District of Delaware against Linear Technology Corp. (“LTC”), alleging infringement of three Company patents by LTC’s making, selling and using various products. In addition, the Company also sought a declaratory judgment that its products do not infringe eight patents allegedly owned by LTC (the “LTC patents”) and that the LTC patents are invalid. On July 28, 2006, LTC filed an answer and counterclaims, denying that its products infringe the asserted Company patents and asking the court to declare such patents invalid. LTC also claimed that the Company, by making, selling and using various power management products, is infringing seven of the eight LTC patents. LTC seeks damages in an unspecified amount and injunctive relief. On August 21, 2006, the Company filed its answer to LTC’s counterclaims, denying all liability to LTC. The case is currently in the discovery phase and trial is scheduled to begin in June 2008. The Company intends to vigorously pursue its claims against LTC, and to vigorously defend against LTC’s counterclaims. The Company is unable at this time to predict the outcome of this litigation; however, the Company believes that the final disposition of this matter will not have a material adverse effect on the Company or its financial position.
On October 13, 2006, a purported class action complaint was filed in the United States District Court for the District of Massachusetts on behalf of participants in the Company’s Investment Partnership Plan from October 5, 2000 to the present. The complaint named as defendants the Company, certain officers and directors, and the Company’s Investment Partnership Plan Administration Committee. The complaint alleges purported violations of federal law in connection with the Company’s option granting practices during the years 1998, 1999, 2000, and 2001, including breaches of fiduciary duties owed to participants and beneficiaries of the Company’s Investment Partnership Plan under the Employee Retirement Income Security Act. The complaint seeks unspecified monetary damages, as well as equitable and injunctive relief. The Company intends to vigorously defend against these allegations. On November 22, 2006, the Company and the individual defendants filed motions to dismiss the complaint. On January 8, 2007, the Plaintiff filed memoranda in opposition. On January 22, 2007, the Company and the individual defendants filed further memoranda in support of the motions to dismiss. Although the Company believes it has meritorious defenses to the asserted claims, it is unable at this time to predict the outcome of this proceeding.
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
Note 11 – Common Stock Repurchase
Since August 2004, the Company has had a common stock repurchase program in place. On December 6, 2006 the Board of Directors authorized the repurchase by the Company of an additional $1 billion of the Company’s common stock, increasing the total amount of the Company’s common stock the Company is authorized to repurchase from $2 billion to $3 billion. Under the repurchase program, the Company may repurchase outstanding shares of its common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of the Company’s Board of Directors, the repurchase program will expire when the Company has repurchased all shares authorized under the program. The Company repurchased approximately 10.1 million shares for approximately $333.2 million during the first quarter of fiscal 2007. As of February 3, 2007, the Company had repurchased a total of approximately 59.2 million shares of its common stock for approximately $2.0 billion under this program. The repurchased shares are held as authorized but unissued shares of common stock.
Note 12 – Related Party Transactions
One of the Company’s directors, who has served on the Company’s Board of Directors since 1988, became a director of Taiwan Semiconductor Manufacturing Company, or TSMC, in fiscal 2002 and continues to serve as a director of TSMC. Management believes the terms and prices for the purchases of products from TSMC are not affected by the presence of one of the Company’s directors on the Board of Directors of TSMC. The Company purchased approximately $74 million and $63 million of products from TSMC during the three-month periods ended February 3, 2007 and January 28, 2006, respectively. Approximately $17 million was payable to TSMC as of February 3, 2007 and October 28, 2006. Management anticipates that it will make significant purchases from TSMC in the remaining quarters of fiscal year 2007.
Note 13 – New Accounting Standards
Accounting for Prior Year Misstatements
In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects on each of the company’s balance sheet and statement of operations and the related financial statement disclosures. SAB 108 permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The adoption of SAB 108 in the first quarter of fiscal 2007 did not have any impact on the Company’s financial statements.
Accounting for Defined Benefit Pension and Other Postretirement Plans
In September 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132R (SFAS 158). SFAS 158 requires companies to recognize the funded status of pension and other postretirement benefit plans on sponsoring employers’ balance sheets and to recognize changes in the funded status in the year the changes occur. It also requires the measurement date of plan assets and obligations to occur at the end of the employers’ fiscal year. SFAS 158 is effective for the Company at the end of fiscal 2007, except for the change in measurement date, which is effective for the Company in fiscal 2008. The effect on the Company’s financial statements is dependent upon the discount rate at the Company’s fiscal 2007 measurement date (September 30, 2007) and actual returns on the Company’s pension plan assets during the year. The Company is currently evaluating the impact, if any, that SFAS 158 may have on the Company’s financial conditions, results of operations or liquidity.

Accounting for Uncertainty in Income Taxes
In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact, if any, that FIN 48 may have on the Company’s financial condition or results of operations.
Note 14 – Income Taxes
The Company’s income tax payable at February 3, 2007 was approximately $67.7 million, which included approximately $60.7 million for current U.S. federal, state and foreign tax filings. The remaining $7.0 million of income tax payable is for various other income taxes.
The Company’s effective tax rate increased to 21.8% in the first quarter of fiscal 2007 from 21.1% in the first quarter of fiscal 2006. The Company’s effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where income is earned. The tax rate was higher for the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006 primarily due to the higher tax rate on the $35 million one-time payment associated with the licensing of intellectual property and the gain on the sale of an investment of $7.9 million during the first quarter of fiscal 2007. These factors, that increased the Company’s effective tax rate in the first quarter of fiscal 2007, were partially offset by a tax benefit of $9.9 million from the reinstatement of the U.S. federal research and development tax credit and the cumulative adjustment recorded in the first quarter of fiscal 2007 related to the application of this credit to a portion of the Company’s fiscal 2006 results.
During fiscal year 2006, the United States Internal Revenue Service (IRS) invited the Company to participate in the Compliance Assurance Process (CAP) which is a voluntary pilot program the IRS is conducting for a limited number of large business taxpayers. The objective of CAP is to reduce taxpayer burden associated with IRS audits while assuring the IRS of the accuracy of tax returns prior to filing. The Company has agreed to participate in CAP. Under the program, the IRS will contemporaneously work with the Company to achieve federal tax compliance and resolve issues prior to the filing of a tax return. CAP is designed to eliminate or substantially reduce the need for post-filing examinations of future tax returns. The routine audit of fiscal years 2004 and 2005 is currently underway.
Note 15 – Subsequent Event
On February 20, 2007, the Company’s Board of Directors declared a cash dividend of $0.18 per outstanding share of common stock. The dividend will be paid on March 28, 2007 to all shareholders of record at the close of business on March 9, 2007.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This information should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended October 28, 2006.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified in “Part II, Item 1A. Risk Factors” and elsewhere in our Quarterly Report on Form 10-Q. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.
Results of Operations
(all tabular amounts in thousands except per share amounts and percentages)
Overview

	Three Months Ended
	February 3, 2007	January 28, 2006
Total Revenue	$691,614	$621,302
Gross Margin %	60.3%	58.1%
Net Income	$153,227	$120,557
Net Income as a % of Total Revenue	22.2%	19.4%
Diluted EPS	$0.44	$0.32
The first quarter of fiscal 2007 was a 14-week quarter and the first quarter of fiscal 2006 was a 13-week quarter. Therefore, the first quarter of fiscal 2007 includes an additional week of operations as compared to the first quarter of fiscal 2006.
Revenue
Revenue in the first quarter of fiscal 2007 increased by $70.3 million, or 11%, from the amount recorded in the first quarter of fiscal 2006. This was primarily the result of an additional week of operations in the first quarter of fiscal 2007 as compared to fiscal 2006 and $35 million in revenue we recorded in the first quarter of fiscal 2007 in exchange for the licensing of certain intellectual property rights. The remainder of the increase is described below under Revenue Trends by End Market and Revenue Trends by Product.

Revenue Trends by End Market
The categorization of revenue by end market is determined using a variety of data points including the technical characteristics of the product, the “sold to” customer information, the “ship to” customer information and the end customer product or application into which our product will be incorporated. As data systems for capturing and tracking this data evolve and improve, the categorization of products by end market can vary over time. When this occurs, we reclassify revenue by end market for prior periods. Such reclassifications typically do not materially change the sizing, or the underlying trends of results within each end market.

	Three Months Ended
	February 3, 2007	January 28, 2006
Industrial	$285,996	$251,957
% of Product Revenue	44%	41%
Communications	$174,017	$192,135
% of Product Revenue	26%	31%
Consumer	$134,217	$99,693
% of Product Revenue	20%	16%
Computer	$62,384	$77,517
% of Product Revenue	10%	12%

Total Product Revenue	$656,614	$621,302

One-time payment associated with the licensing of intellectual property	$35,000	$—

Total Revenue	$691,614	$621,302

Industrial — Revenues from products sold into the industrial end market (which includes factory automation, medical and scientific instrumentation, automotive, security and defense applications) increased 14% in the first quarter of fiscal 2007 as compared to the same period of fiscal 2006. This increase was primarily the result of revenue growth in the broad base of products sold into the industrial end market.
Communications — Revenues from products sold into the communications end market decreased 9% in the first quarter of fiscal 2007 as compared to the same period of fiscal 2006. This decrease was primarily attributable to decreases in revenue from networking customers, due to loss of revenue from our DSP-based DSL ASIC and network processor product line that we sold in the second quarter of fiscal 2006, and to decreases in wireless handset revenue. These decreases were partially offset by an increase in revenue from the wireless base station end market.
Consumer — Revenues from products sold into the consumer end market increased 35% in the first quarter of fiscal 2007 as compared to the same period of fiscal 2006. This increase was primarily the result of the success of our products in digital home applications, including advanced television systems and video game applications.
Computer — Revenues from products sold into the computer end market declined 20% in the first quarter of fiscal 2007 as compared to the same period of fiscal 2006. The decline was primarily the result of refocusing our power management portfolio toward portable devices.
Intellectual Property Revenue – During the first quarter of fiscal 2007 we recorded revenue of $35 million received in exchange for licensing of certain DSP-related intellectual property rights to a third party.

Revenue Trends by Product
The following table summarizes revenue by product categories. The categorization of our products into broad categories is based on the characteristics of the individual products, the specification of the products and in some cases the specific uses that certain products have within applications. The categorization of products is therefore subject to judgment in some cases and can vary over time. In instances where products move between product categories we reclassify the amounts in the product categories for all prior periods. Such reclassifications typically do not materially change the sizing, or the underlying trends of results within each product category.

	Three Months Ended
	February 3, 2007	January 28, 2006
Converters	$263,648	$233,009
% of Product Revenue	40%	38%
Amplifiers	$137,728	$120,909
% of Product Revenue	21%	19%
Power management & reference	$51,187	$54,302
% of Product Revenue	8%	9%
Other analog	$93,778	$75,237
% of Product Revenue	14%	12%

Total analog products	$546,341	$483,457
% of Product Revenue	83%	78%

General purpose DSP	$55,700	$47,310
% of Product Revenue	9%	7%
DSP-based DSL ASIC and Network Processor Product Line*	$—	$11,315
% of Product Revenue	0%	2%
Wireless Chipsets	$46,968	$67,178
% of Product Revenue	7%	11%
Other DSP	$7,605	$12,042
% of Product Revenue	1%	2%

Total DSP products	$110,273	$137,845
% of Product Revenue	17%	22%

Total Product Revenue	$656,614	$621,302

One-time payment associated with the licensing of intellectual property	$35,000	$—

Total Revenue	$691,614	$621,302

*	We sold our DSP-based DSL ASIC and network processor product line in the second quarter of fiscal 2006.

Revenue Trends by Geographic Region
Revenue by geographic region, based upon point of sale, for the three-month periods ended February 3, 2007 and January 28, 2006 are as follows:

	Three Months Ended
Region	February 3, 2007	January 28, 2006
North America (1)	$203,655	$156,542
Europe	149,020	134,478
Japan	123,541	116,018
China	83,187	79,459
Rest of Asia	132,211	134,805

Total Revenue	$691,614	$621,302

(1)	Includes $35 million of revenue in the first quarter of fiscal 2007 received in exchange for licensing of certain intellectual property rights to a third party.
Gross Margin

	Three Months Ended
	February 3, 2007	January 28, 2006
Gross Margin	$417,020	$360,787
Gross Margin %	60.3%	58.1%
Gross margin percentage increased 220 basis points in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006. The increase in gross margin percentage in the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006 was primarily the result of the recording of $35 million in revenue in the first quarter of fiscal 2007 received in exchange for licensing of certain intellectual property rights to a third party with no associated cost of sales.
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
In the first quarter of fiscal 2007, we recognized $19.9 million of stock-based compensation expense, or 3% of product revenue, as a result of the adoption of SFAS 123R. The adoption of SFAS 123R reduced diluted EPS for the first quarter of fiscal 2007 by $0.04. We expect that stock-based compensation related to our adoption of SFAS 123R will reduce diluted EPS by approximately $0.04 in the second quarter of fiscal 2007.
Prior to the adoption of SFAS 123R, we accounted for share-based payments to employees using APB Opinion No. 25, Accounting for Stock Issued to Employees, the intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. The adoption of SFAS 123R under the modified prospective application method allowed us to recognize compensation cost beginning with the effective date (a) based on the requirement of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. Under the modified prospective application method, prior periods are not restated for the effect of SFAS 123R. We used the graded attribution method to recognize expense for all options granted prior to the adoption of SFAS 123R. Upon adoption of SFAS 123R on October 30, 2005, we switched to the straight-line attribution method to recognize expense for all grants made after October 29, 2005. The expense associated with the unvested portion of the pre-adoption grants will continue to be expensed using the graded attribution method.
As of February 3, 2007, the total compensation cost related to unvested awards not yet recognized in the statement of income was approximately $203.5 million (before tax consideration), which we expect to recognize over a weighted-average period of 1.9 years.
See Note 2 to our Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q for further information regarding our adoption of SFAS 123R.
Research and Development

	Three Months Ended
	February 3, 2007	January 28, 2006
R&D Expenses	$143,894	$131,288
R&D Expenses as a % of Product Revenue	21.9%	21.1%
Research and development, or R&D, expenses increased $12.6 million, or 10%, in the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006. This increase was primarily the result of the extra week of operations in the first quarter of fiscal 2007. In addition to the extra week of operations contributing to higher employee salary and benefit expense, the salary and benefit expense was also higher in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 as the result of an increase in our employee population and salary increases.
R&D expense as a percentage of product revenue will fluctuate from quarter to quarter depending on the amount of product revenue and the success of new product development efforts, which we view as critical to our future growth. At any point in time we have hundreds of R&D projects underway, and we believe that none of these projects is material on an individual basis. We expect to continue the development of innovative technologies and processes for new products, and we believe that a continued commitment to R&D is essential in order to maintain product leadership with our existing products and to provide innovative new product offerings. Therefore, we are planning to continue to make significant R&D investments in the future.
Selling, Marketing, General and Administrative

	Three Months Ended
	February 3, 2007	January 28, 2006
SMG&A Expenses	$104,681	$96,281
SMG&A Expenses as a % of Product Revenue	15.9%	15.5%
Selling, marketing, general and administrative, or SMG&A, expenses increased $8.4 million, or 9%, in the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006. This increase was primarily the result of the extra week of operations in the first quarter of fiscal 2007.

Special Charges
Closure of Wafer Fabrication Facility
During the fourth quarter of fiscal 2005, we recorded a special charge of $20.3 million as a result of a decision to close our California wafer fabrication operations and transfer virtually all of the production of products manufactured there to our facility in Wilmington, Massachusetts. The charge was for severance and fringe benefit costs that were recorded pursuant to SFAS 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, or SFAS 88, under our ongoing benefit plan for 339 manufacturing employees and 28 general and administrative employees. The severance benefit was calculated based on length of past service, and employees must continue to be employed until they are involuntarily terminated in order to receive the severance benefit. As of February 3, 2007, eight of these employees remained employed at our company and will continue working during the second quarter on the cleanup and closure of this wafer fabrication facility. We expect to complete the remaining cleanup and closure activities by the end of April 2007.
In addition to the charge recorded in the fourth quarter of fiscal 2005, we recorded additional expense during fiscal 2006, which consisted of $18.3 million of non-cash cost of sales expenses for additional depreciation due to shortened useful lives of certain manufacturing equipment and $2.0 million for stay-on bonuses. We reversed approximately $2.0 million of our severance accrual during fiscal 2006 because some employees voluntarily left the company, other employees found alternative employment within the company, and there was an over accrual related to fringe benefits because severance payments, normally paid as income continuance, were paid as lump sum payments, which reduced the benefit costs associated with these payments.
We ceased production at the wafer fabrication facility on November 9, 2006. During the first quarter of fiscal 2007, we recorded additional expense, in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which consisted of $3.2 million for clean-up and closure costs that were charged to expense as incurred. The additional $0.4 million of this charge was for lease obligation costs for a warehouse facility we ceased using during the first quarter of fiscal 2007.
We expect to incur the remaining expenses of approximately $7 million related to this action in the second quarter of fiscal 2007. These expenses relate to termination costs for the lease of the wafer fabrication building based on the cease-use date and final clean-up and closure costs. The closure of this facility has resulted in annual cost savings of approximately $50 million per year beginning in fiscal 2007. These annual savings include: approximately $49 million in cost of sales, of which approximately $7 million relates to non-cash depreciation savings, and approximately $1 million in SMG&A expenses. At current demand levels if this facility were still in operation the capacity of the facility would be largely unutilized resulting in significant adverse variances associated with the under utilization of our wafer fabrication facilities.
Reorganization of Product Development and Support Programs
During the fourth quarter of fiscal 2005, we recorded a special charge of $11.2 million as a result of our decision to reorganize our product development and support programs with the goal of providing greater focus on our analog and digital signal processing product programs. The charge was for severance and fringe benefit costs that were recorded pursuant to SFAS 88 under our ongoing benefit plan or statutory requirements at foreign locations for 60 manufacturing employees and 154 engineering and selling, marketing, general and administrative employees. As of February 3, 2007, we still employed two of these employees. These employees must continue to be employed until they are involuntarily terminated in order to receive the severance benefit.
During fiscal 2006, we recorded an additional special charge of $3.8 million related to this reorganization action. Approximately $1.5 million of this charge was for lease obligation costs for a facility we ceased using during the first quarter of fiscal 2006 and the write-off of property, plant and equipment and other items. The remaining $2.3 million relates to the severance and fringe benefit costs that were recorded in the fourth quarter of fiscal 2006 pursuant to SFAS 88 under our ongoing benefit plan or statutory requirements at foreign locations for 46 engineering and selling, marketing, general and administrative employees. As of February 3, 2007, we still employed ten of these employees. These employees must continue to be employed until they are involuntarily terminated in order to receive the severance benefit.
During the first quarter of fiscal 2007, we recorded an additional special charge of $1.6 million related to this reorganization action. Approximately $0.6 million of this charge was for contract termination costs. The remaining $1.0 million relates to severance and fringe benefit costs that were recorded in the first quarter pursuant to SFAS 88 under our ongoing benefit plan for six engineering employees. As of February 3, 2007, we still employed two of these employees. These employees must continue to be employed until they are involuntarily terminated in order to receive the severance benefit.
We do not expect to incur any further material charges related to this reorganization action. These organizational changes are expected to result in savings of approximately $27 million per year once fully completed by the end of the second quarter of fiscal 2007. These savings are expected to be realized as follows: approximately $16 million in R&D expenses, approximately $8 million in SMG&A expenses and approximately $3 million in cost of sales. A portion of these savings associated with these charges are reflected in our current results.
Operating Income

	Three Months Ended
	February 3, 2007	January 28, 2006
Operating Income	$163,249	$132,205
Operating Income as a % of Total Revenue	23.6%	21.3%
The $31.0 million increase in operating income in the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006 was primarily the result of recording $35 million in revenue in the first quarter of fiscal 2007 received in exchange for licensing of certain intellectual property rights to a third party.
Nonoperating (Income) Expense

	Three Months Ended
	February 3, 2007	January 28, 2006
Interest expense	$—	$10
Interest income	(24,837)	(23,257)
Other (income) / expense, net	(7,465)	2,655

Total nonoperating income	$(32,302)	$(20,592)

Nonoperating income increased by $11.7 million in the first quarter of fiscal 2007 as compared to the same period in the prior fiscal year. The increase was primarily related to a $7.9 million gain we recognized from the sale of an investment in the first quarter of fiscal 2007 and to a lesser extent higher interest income recognized as a result of the 14-week first quarter of fiscal 2007 as compared to the 13-week first quarter of fiscal 2006. The impact of higher interest rates in the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006 was offset by the impact of lower invested cash balances in the first quarter of fiscal 2007.
Provision for Income Taxes

	Three Months Ended
	February 3, 2007	January 28, 2006
Provision for Income Taxes	$42,543	$32,240
Effective Income Tax Rate	21.8%	21.1%
Our effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where our income is earned. The tax rate was higher for the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006 primarily due to the higher tax rate on the $35 million one-time payment received in exchange for the licensing of certain intellectual property rights and the gain of the sale of an investment of $7.9 million during the first quarter of fiscal 2007. These factors had the impact of increasing our effective tax rate in the first quarter of fiscal 2007 and were partially offset by a tax benefit of $9.9 million from the reinstatement of the U.S. federal research and development tax credit and the cumulative adjustment recorded in the first quarter of fiscal 2007 related to the application of this credit to a portion of our fiscal 2006 results.

Net Income

	Three Months Ended
	February 3, 2007	January 28, 2006
Net Income	$153,227	$120,557
Net Income as a % of Total Revenue	22.2%	19.4%
Diluted EPS	$0.44	$0.32
Net income in the first quarter of fiscal 2007 was higher than in the first quarter of fiscal 2006 by approximately $32.7 million primarily as the result of the 11% increase in revenue, the increase in nonoperating income and the reinstatement of the U.S. federal research and development tax credit. These increases were partially offset by approximately $8 million of acquisition related expense recorded in the first quarter of fiscal 2007 related to the acquisitions completed during the second half of fiscal 2006.
Related Party Transactions
One of our directors, who has served on our Board of Directors since 1988, became a director of Taiwan Semiconductor Manufacturing Company, or TSMC, in fiscal 2002 and continues to serve as a director of TSMC. Management believes the terms and prices for the purchases of products from TSMC are not affected by the presence of one of our directors on the Board of Directors of TSMC. We purchased approximately $74 million and $63 million of products from TSMC during the three-month periods ended February 3, 2007 and January 28, 2006, respectively. Approximately $17 million was payable to TSMC as of February 3, 2007 and October 28, 2006. Management anticipates that we will make significant purchases from TSMC in the remainder of fiscal year 2007.
Outlook
We are planning for revenues for the second quarter of fiscal 2007 to be in the range of $640 million to $670 million. We are also planning for our gross margin percentage in the second quarter to be in the range of 57.7% to 58.3%. Operating expenses are planned to increase slightly in the 13-week second quarter as compared to the 14-week first quarter as a result of annual salary increases that take effect in the second quarter of fiscal 2007 and increased research and development spending on new analog products. Diluted EPS is planned to be in the range of $0.31 to $0.36 in the second quarter of fiscal 2007. This estimate of diluted EPS includes approximately $0.06 per share related to stock-based compensation expense, previously announced restructuring-related expenses and previously announced acquisition-related expenses.
Liquidity and Capital Resources

	Three Months Ended
	February 3, 2007	January 28, 2006
Net Cash Provided by Operations	$208,153	$175,255
Net Cash Provided by Operations as a % of Total Revenue	30.1%	28.2%
At February 3, 2007, cash, cash equivalents and short-term investments totaled $1,953.8 million, a decrease of $174.5 million from the fourth quarter of fiscal 2006. The primary sources of funds for the first three months of fiscal 2007 were net cash generated from operating activities of $208.2 million and proceeds of $24.5 million from our various employee stock plans. The principal uses of funds for the first three months of fiscal 2007 were the repurchase of approximately 10.1 million shares of our common stock for an aggregate of $333.2 million, dividend payments of $54.7 million and capital expenditures of $37.7 million.

	February 3, 2007	October 28, 2006
Accounts Receivable	$344,783	$329,393
Inventory	$385,766	$378,651
Accounts receivable at February 3, 2007 increased $15.4 million, or 5%, from the end of the fourth quarter of fiscal 2006. The increase in receivables was primarily related to the higher shipment rate in the last month of the first quarter of fiscal 2007.
Inventory at February 3, 2007 increased by $7.1 million, or 2%, from the end of fiscal 2006. The increase in inventory was primarily caused by an inventory build to support anticipated higher sales demand.
Net additions to property, plant and equipment were $37.7 million in the first three months of fiscal 2007 and were funded with a combination of cash on hand and cash generated from operations. Capital expenditures are expected to be approximately $165 million in fiscal 2007.
On February 20, 2007, our Board of Directors declared a cash dividend of $0.18 per outstanding share of our common stock. The dividend is payable on March 28, 2007 to shareholders of record on March 9, 2007 and is expected to be approximately $59.4 million in the aggregate. The payment of future dividends will be based on several factors including our financial performance, outlook and liquidity. Quarterly dividends are expected to continue at $0.18 per share, although they remain subject to declaration or change by our Board of Directors.
At February 3, 2007, our principal source of liquidity was $1,953.8 million of cash and cash equivalents and short-term investments. We believe that our existing sources of liquidity and cash expected to be generated from future operations, together with anticipated available long-term financing, will be sufficient to fund operations, capital expenditures, research and development efforts, dividend payments (if any) and purchases of stock (if any) under our stock repurchase program for at least the next twelve months and thereafter for the foreseeable future.
New Accounting Pronouncements
Accounting for Prior Year Misstatements
In September 2006, the United States Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects on each of the company’s balance sheet and statement of operations and the related financial statement disclosures. SAB 108 permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The adoption of SAB 108 in the first quarter of fiscal 2007 did not have any impact on our financial statements.
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

Accounting for Uncertainty in Income Taxes
In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact, if any, that FIN 48 may have on our financial condition or results of operations.
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
Accounting for Income Taxes
We account for income taxes in accordance with SFAS 109, Accounting for Income Taxes, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We evaluate the realizability of our deferred tax assets quarterly. At February 3, 2007, we had gross deferred tax assets of $181.3 million primarily resulting from temporary differences between the book and tax bases of assets and liabilities. We have conducted an assessment of the likelihood of realization of those deferred tax assets and concluded that a $45.6 million valuation allowance is needed to reserve the amount of the deferred tax assets that may not be realized due to the expiration of state credit carryovers. In reaching our conclusion, we evaluated certain relevant criteria including the existence of deferred tax liabilities that can be used to absorb deferred tax assets, the taxable income in prior carryback years that can be used to absorb net operating losses and taxable income in future years. Our judgments regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors. These changes, if any, may require material adjustments to these deferred tax assets, resulting in a reduction in net income or an increase in net loss in the period when such determinations are made.
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
Expected volatility – We are responsible for estimating volatility and have considered a number of factors, including third-party estimates, when estimating volatility. For options granted prior to fiscal 2005, we used historical volatility to estimate the grant-date fair value of stock options. We changed our method of estimating expected volatility for all stock options granted after fiscal 2004 from exclusively relying on historical volatility to exclusively relying on implied volatility. This change was the result of a thorough review we undertook which included consultations with several third-party advisors. We currently believe that the exclusive use of implied volatility results in a more accurate estimate of the grant-date fair value of employee stock options because it more appropriately reflects the market’s expectations of future volatility. Historical volatility during the period commensurate with the expected term of our stock options over the past several years included a period of time that our stock price experienced unprecedented increases and subsequent declines. We believe that this past stock price volatility is unlikely to be indicative of future stock price behavior. Options in our stock are actively traded on several exchanges. Implied volatility is calculated for the period that is commensurate with the option’s expected term assumption. Because this term often exceeds the period for which there are exchange-traded options in our stock, statistical techniques are used to derive the implied volatility for traded options with terms commensurate with the option’s expected term of 5.1 years. This calculation of implied volatility is derived from the closing prices of our stock and exchange traded options from the most recent five trading days prior to the grant date of the employee stock option. In general, the higher the expected volatility used in the Black-Scholes valuation model, the higher the grant-date fair value of the option.
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
The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. Based on an analysis of our historical forfeitures, we have applied an annual forfeiture rate of 3.4% to all unvested stock-based awards as of February 3, 2007. The 3.4% represents the portion that is expected to be forfeited each year over the vesting period. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those awards that vest.
Contingencies
From time to time, we receive notices that our products or manufacturing processes may be infringing the patent or intellectual property rights of others. We periodically assess each matter to determine if a contingent liability should be recorded in accordance with SFAS 5, Accounting for Contingencies. In making this determination, we may, depending on the nature of the matter, consult with internal and external legal counsel and technical experts. Based on the information we obtain, combined with our judgment regarding all the facts and circumstances of each matter, we determine whether it is probable that a contingent loss may be incurred and whether the amount of such loss can be reasonably estimated. If a loss is probable and reasonably estimable, we record a contingent loss in accordance with SFAS 5. In determining the amount of a contingent loss, we consider advice received from experts in the specific matter, current status of legal proceedings, settlement negotiations that may be ongoing, prior case history and other factors. If the judgments and estimates made by us are incorrect, we may need to record additional contingent losses that could materially adversely impact our results of operations. See Note 10 to our Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding our commitments and contingencies.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the information provided under Item 7A. “Qualitative and Quantitative Disclosures about Market Risk” set forth in our Annual Report on Form 10-K for the year ended October 28, 2006.
ITEM 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Analog’s disclosure controls and procedures as of February 3, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of February 3, 2007, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in Internal Control over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended February 3, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
Tentative Settlement of the SEC’s Previously Announced Stock Option Investigation
In our 2004 Form 10-K filing, we disclosed that the Securities and Exchange Commission (SEC) had initiated an inquiry into our stock option granting practices, focusing on options that were granted shortly before the issuance of favorable financial results. On November 15, 2005, we announced that we had reached a tentative settlement with the SEC.
At all times since receiving notice of this inquiry, we have cooperated with the SEC. In November 2005, we and our President and CEO, Mr. Jerald G. Fishman, made an offer of settlement to the Staff of the SEC, which the Staff indicated it would recommend to the Commission. The settlement, however, remains subject to agreement as to the specific language of the SEC’s administrative order and other settlement documents, as well as approval of any final settlement by the Commission, us and Mr. Fishman. There can be no assurance a final settlement will be so approved.
The November 2005 offer of settlement addresses two separate issues. The first issue concerns our disclosure regarding grants of options to employees and directors prior to the release of favorable financial results. Specifically, the issue relates to options granted to our employees (including officers) on November 30, 1999 and to our employees (including officers) and directors Company on November 10, 2000. The SEC settlement would conclude that we should have made disclosures in our proxy filings to the effect that we priced these stock options prior to releasing favorable financial results.
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
In connection with the proposed settlement, we would consent to a cease-and-desist order under Section 10(b) of the Securities Exchange Act and Rule 10b-5 thereunder, would pay a civil money penalty of $3 million, and would reprice options granted to Mr. Fishman and other directors in certain years. Options granted to all other employees would be excluded from the repricing. Mr. Fishman would consent to a cease-and-desist order under Sections 17(a)(2) and (3) of the Securities Act, would pay a civil money penalty of $1 million, and would make a disgorgement payment with respect to options granted in certain years. With the exception of options granted in 1998, Mr. Fishman has not exercised or sold any of the options identified in this matter. We and Mr. Fishman would settle this matter without admitting or denying the Commission’s findings.
We have determined that no restatement of our historical financial results would be necessary due to the proposed settlement because the effects of using revised measurement dates for options granted in 1998, 1999 and 2001 are not material to any of the fiscal years 1998 through 2005 based on the materiality guidelines contained in SAB 99. If a stock-based compensation charge had been taken as a result of the revised measurement dates for these option grants to all employees (including officers) and directors, our net income for fiscal years 1998 through 2005 would have been reduced by $21.8 million in total. During this period, we earned cumulative net income of over $2.5 billion. There would be no impact on revenue, cash flow from operations, or shareholders’ equity as a result of using the revised measurement dates. The impact on net income in individual fiscal years would have been as follows: fiscal 1998 ($0.2 million), fiscal 1999 ($1.4 million), fiscal 2000 ($1.8 million), fiscal 2001 ($3.7 million), fiscal 2002 ($8.1 million), fiscal 2003 ($6.1 million), fiscal 2004 ($0.5 million).
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

We are unable at this time to predict the outcome of this litigation; however, we believe that the final disposition of this matter will not have a material adverse effect on us or our financial position.
In May 2006, we received a document subpoena from the U.S. Attorney for the Southern District of New York requesting records from 2000 to the present relating to our granting of stock options. We believe that the options at issue in this matter are the same option grants which have been the subject of investigation by the SEC. We are cooperating with the office of the U.S. Attorney in connection with this subpoena. We cannot predict the outcome of this matter, but believe the disposition of the matter will not have a material adverse effect on us or our financial position.
On May 25, 2006, we filed a lawsuit in United States District Court for the District of Delaware against Linear Technology Corp. (“LTC”) alleging infringement of three of our patents by LTC’s making, selling and using various products. In addition, we also sought a declaratory judgment that our products do not infringe eight patents allegedly owned by LTC (the “LTC patents”) and that the LTC patents are invalid. On July 28, 2006, LTC filed an answer and counterclaims, denying that its products infringe the asserted patents and asking the court to declare such patents invalid. LTC also claimed that we, by making, selling and using various power management products, are infringing seven of the eight LTC patents. LTC seeks damages in an unspecified amount and injunctive relief. On August 21, 2006, we filed our answer to LTC’s counterclaims, denying all liability to LTC. The case is currently in the discovery phase and trial is scheduled to begin in June 2008. We intend to vigorously pursue our claims against LTC, and to vigorously defend against LTC’s counterclaims. We are unable at this time to predict the outcome of this litigation; however, we believe that the final disposition of this matter will not have a material adverse effect on us or our financial position.
On October 13, 2006, a purported class action complaint was filed in the United States District Court for the District of Massachusetts on behalf of participants in our Investment Partnership Plan from October 5, 2000 to the present. The complaint named as defendants us, certain officers and directors, and our Investment Partnership Plan Administration Committee. The complaint alleges purported violations of federal law in connection with our option granting practices during the years 1998, 1999, 2000, and 2001, including breaches of fiduciary duties owed to participants and beneficiaries of our Investment Partnership Plan under the Employee Retirement Income Security Act. The complaint seeks unspecified monetary damages, as well as equitable and injunctive relief. We intend to vigorously defend against these allegations. On November 22, 2006, we and the individual defendants filed motions to dismiss the complaint. On January 8, 2007, the Plaintiff filed memoranda in opposition. On January 22, 2007, we and the individual defendants filed further memoranda in support of the motions to dismiss. Although we believe we have meritorious defenses to the asserted claims, we are unable at this time to predict the outcome of this proceeding.
ITEM 1A. RISK FACTORS
Set forth below and elsewhere in this report and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. The description below includes any material changes to and supersedes the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended October 28, 2006.
Our future revenue, gross margins and operating results are difficult to predict and may materially fluctuate.
Our future revenue, gross margins and operating results are difficult to predict and may be materially affected by a number of factors, including:
•	changes in customer demand for our products and for end products that incorporate our products;

•	the timing of new product announcements or introductions by us, our customers or our competitors;

•	competitive pricing pressures;

•	fluctuations in manufacturing yields, adequate availability of wafers and other raw materials, and manufacturing, assembly and test capacity;

•	the risk that our backlog could decline significantly;

•	the timing, delay or cancellation of significant customer orders and our ability to manage inventory;

•	our ability to hire, retain and motivate adequate numbers of engineers and other qualified employees to meet the demands of our customers;

•	changes in product or customer mix;

•	potential significant litigation-related costs;

•	the effect of adverse changes in economic conditions in the United States and international markets; and

•	the effects of public health emergencies, natural disasters, terrorist activities, international conflicts and other events beyond our control.
In addition, the semiconductor market has historically been cyclical and subject to significant economic downturns. Our business is subject to rapid technological changes and there can be no assurance, depending on the mix of future business, that products stocked in inventory will not be rendered obsolete before we ship them. As a result of these and other factors, there can be no assurance that we will not experience material fluctuations in future revenue, gross margins and operating results on a quarterly or annual basis. In addition, if our revenue, gross margins and operating results do not meet the expectations of securities analysts or investors, the market price of our common stock may decline.
Long-term contracts are not typical for us and reductions, cancellations or delays in orders for our products could adversely affect our operating results.
In certain markets where end-user demand may be particularly volatile and difficult to predict, some customers place orders that require us to manufacture product and have it available for shipment, even though the customer is unwilling to make a binding commitment to purchase all, or even any, of the product. At any given time, this situation could affect a portion of our backlog. As a result, we may incur inventory and manufacturing costs in advance of anticipated sales and are subject to the risk of cancellations of orders leading to a sharp reduction of sales and backlog. Further, those orders may be for products that meet the customer’s unique requirements so that those canceled orders would, in addition, result in an inventory of unsaleable products, resulting in potential inventory write-offs. As a result of lengthy manufacturing cycles for certain of the products that are subject to these uncertainties, the amount of unsaleable product could be substantial. Reductions, cancellations or delays in orders for our products could adversely affect our operating results.
Our future success depends upon our ability to continue to improve our products, develop and market new products, and enter new markets.
Our success significantly depends on our continued ability to improve our products and develop and market new products. Product development and enhancement is often a complex, time-consuming and costly process, and there can be no assurance that we will be able to develop and introduce new and improved products in a timely or efficient manner or that new and improved products, if developed, will achieve market acceptance. Our products generally must conform to various evolving and sometimes competing industry standards, which may adversely affect our ability to compete in certain markets or require us to incur significant costs. In addition, our customers generally impose very high quality and reliability standards on our products, which often change and may be difficult or costly to satisfy. Any inability to satisfy such quality standards or comply with industry standards and technical requirements may adversely affect demand for our products and our results of operations. In addition, our growth is dependent on our continued ability to penetrate new markets where we have limited experience and competition is intense. There can be no assurance that the markets we serve will grow in the future, that our existing and new products will meet the requirements of these markets, that our products will achieve customer acceptance in these markets, that competitors will not force prices to an unacceptably low level or take market share from us, or that we can achieve or maintain profits in these markets. Furthermore, a decline in demand in one or several of our end-user markets could have a material adverse effect on the demand for our products and our results of operations. Also, some of our customers in these markets are less established, which could subject us to increased credit risk.
We may not be able to compete successfully in markets within the semiconductor industry in the future.
Many other companies offer products that compete with our products. Some have greater financial, manufacturing, technical and marketing resources than we have. Some of our competitors may have better established supply or development relationships with our current and potential customers. Additionally, some formerly independent competitors have been purchased by larger companies. Our competitors also include emerging companies selling specialized products in markets we serve. Competition is based on design and quality of products, product performance, features and functionality, and price, with the relative importance of these factors varying among products, markets and customers. Existing or new competitors may develop products or technologies that more effectively address the demands of our markets with enhanced features and functionality, lower power requirements, greater levels of integration or lower cost. Increased competition in certain markets has resulted in and may continue to result in declining average selling prices, reduced gross margins and loss of market share in such markets. There can be no assurance that we will be able to compete successfully in the future against existing or new competitors, or that our operating results will not be adversely affected by increased price competition.

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
There can be no assurance that the claims allowed in our issued patents will be sufficiently broad to protect our technology. In addition, any of our existing or future patents may be challenged, invalidated or circumvented. As such, any rights granted under these patents may not provide us with meaningful protection. We may not have foreign patents or pending applications corresponding to our U.S. patents and applications. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. If our patents do not adequately protect our technology, our competitors may be able to offer products similar to ours. Our competitors may also be able to develop similar technology independently or design around our patents. Other companies or individuals have obtained patents covering a variety of semiconductor designs and processes, and we might be required to obtain licenses under some of these patents or be precluded from making and selling the infringing products, if such patents are found to be valid. There can be no assurance that we would be able to obtain licenses, if required, upon commercially reasonable terms, or at all.

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
We are involved in frequent litigation, including regarding intellectual property rights, which could be costly to bring or defend and could require us to redesign products or pay significant royalties.
The semiconductor industry is characterized by frequent claims and litigation involving patent and other intellectual property rights, including claims arising under our contractual obligations to indemnify our customers. We have received from time to time, and may receive in the future, claims from third parties asserting that our products or processes infringe their patents or other intellectual property rights. In the event a third party makes a valid intellectual property claim against us and a license is not available to us on commercially reasonable terms, or at all, we could be forced either to redesign or to stop production of products incorporating that intellectual property, and our operating results could be materially and adversely affected. Litigation may be necessary to enforce our patents or other of our intellectual property rights or to defend us against claims of infringement, and this litigation could be costly and divert the attention of our key personnel. We could be subject to warranty or product liability claims that could lead to significant costs and expenses as we defend such claims or pay damage awards. While we maintain product liability insurance, there can be no assurance that such insurance will be available or adequate to protect against all such claims. We may incur costs and expenses relating to a recall of one of our customers’ products containing one of our products. See Note 10 in the Notes to our Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q for information concerning certain pending litigation that involves us. An adverse outcome in these matters or other litigation could have a material adverse effect on our consolidated financial position or on our consolidated results of operations or cash flows in the period in which the litigation is resolved.
If we do not retain our key personnel, our ability to execute our business strategy will be limited.
Our success depends to a significant extent upon the continued service of our executive officers and key management and technical personnel, particularly our experienced engineers, and on our ability to continue to attract, retain and motivate qualified personnel. The competition for these employees is intense. The loss of the services of one or more of our key personnel could have a material adverse effect on our operating results. In addition, there could be a material adverse effect on us should the turnover rates for engineers and other key personnel increase significantly or if we are unable to continue to attract qualified personnel. We do not maintain any key person life insurance policy on any of our officers or employees.
To remain competitive, we may need to acquire other companies or purchase or license technology from third parties in order to introduce new products and services or enhance our existing products and services.
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
During the first quarter of fiscal 2007, approximately 71% of our revenue was derived from customers in international markets. Although we engage in hedging transactions to reduce our exposure to currency exchange rate fluctuations, there can be no assurance that our competitive position will not be adversely affected by changes in the exchange rate of the United States dollar against other currencies. Potential interest rate increases, particularly in the United States and China, as well as high energy costs could have an adverse impact on industrial and consumer spending patterns and could adversely impact demand for our products. We have manufacturing facilities outside the United States in Ireland and the Philippines. In addition to being exposed to the ongoing economic cycles in the semiconductor industry, we are also subject to the economic and political risks inherent in international operations and their impact on the United States economy in general, including the risks associated with ongoing uncertainties and political and economic instability in many countries around the world as well as the economic disruption from acts of terrorism, and the response to them by the United States and its allies. Other business risks associated with international operations include increased managerial complexities, air transportation disruptions, expropriation, currency controls, currency exchange rate movement, additional costs related to foreign taxes, tariffs and freight rate increases, exposure to different business practices and legal standards, particularly with respect to price protection and intellectual property, trade and travel restrictions, pandemics, import and export license requirements and restrictions, difficulties in staffing and managing worldwide operations, and accounts receivable collections.
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
The market price of our common stock has been volatile in the past and may be volatile in the future, as it may be significantly affected by the following factors:
•	actual or anticipated fluctuations in our revenue and operating results;

•	changes in financial estimates by securities analysts or our failure to perform in line with such estimates or our published guidance;

•	changes in market valuations of other semiconductor companies;

•	announcements by us or our competitors of significant new products, technical innovations, acquisitions or dispositions, litigation or capital commitments;

•	departures of key personnel;

•	actual or perceived noncompliance with corporate responsibility or ethics standards by us or any of our employees, officers or directors; and

•	negative media publicity targeting us or our competitors.
The stock market has historically experienced volatility, especially within the semiconductor industry, that often has been unrelated to the performance of particular companies. These market fluctuations may cause our stock price to fall regardless of our operating results.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

				Approximate Dollar
			Total Number of	Value of Shares that
			Shares Purchased	May Yet Be
			as Part of Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans or
Period	Shares Purchased	Paid Per Share (a)	or Programs (b)	Programs
October 28, 2006 through November 25, 2006	291,646	$32.27	291,646	$303,032,406
November 26, 2006 through December 30, 2006	5,495,899	$32.86	5,495,899	$1,122,419,761
December 31, 2006 through February 3, 2007	4,302,623	$33.28	4,302,623	$979,219,276

Total	10,090,168	$33.02	10,090,168	$979,219,276

(a)	The average price paid per share of stock repurchased under the stock repurchase program includes the commissions paid to the brokers.

(b)	Repurchased pursuant to the stock repurchase program publicly announced on August 12, 2004. On December 6, 2006, our Board of Directors authorized the repurchase by us of an additional $1 billion of our common stock, increasing the total amount of our common stock we are authorized to repurchase from $2 billion to $3 billion. Under the repurchase program, we may repurchase outstanding shares of our common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.
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

ANALOG DEVICES, INC.
Date: February 21, 2007	By:	/s/ Jerald G. Fishman
Jerald G. Fishman
President and Chief Executive Officer (Principal Executive Officer)

Date: February 21, 2007	By:	/s/ Joseph E. McDonough
Joseph E. McDonough
Vice President-Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
No.	Description

10.1
Form of Confirming Memorandum for grants of non-qualified stock options to employees for usage under the Company’s 2006 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2006 (File No. 1-7819).

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