Form 10-Q
period 2007-05-05
ANALOG DEVICES INC
filed 2007-05-22
CIK 6281

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 5, 2007
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
Large accelerated filer ☑      Accelerated filer ☐       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☑
     As of May 5, 2007 there were 327,098,839 shares of Common Stock, $0.16 2/3 par value per share, outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(thousands, except per share amounts)

	Three Months Ended
	May 5, 2007	April 29, 2006
Product revenue	$669,132	$643,872
Cost of sales (1)	287,494	263,201

Gross margin	381,638	380,671
Operating expenses:
Research and development (1)	146,686	131,848
Selling, marketing, general and administrative (1)	93,045	97,432
Special charges	10,116	—

	249,847	229,280

Operating income	131,791	151,391

Nonoperating (income) expense:
Interest expense	—	21
Interest income	(20,871)	(25,895)

Other, net	(10,221)	(13,351)

	(31,092)	(39,225)

Income before income taxes and minority interest	162,883	190,616

Provision for income taxes	37,527	44,795
Minority interest	—	—

Net income	$125,356	$145,821

Shares used to compute earnings per share – basic	329,988	364,225

Shares used to compute earnings per share – diluted	338,840	376,811

Earnings per share – basic	$0.38	$0.40

Earnings per share – diluted	$0.37	$0.39

Dividends declared and paid per share	$0.18	$0.12

(1)	Includes stock-based compensation expense as follows:

Cost of sales	$2,672	$990
Research and development	8,359	8,543
Selling, marketing, general and administrative	6,593	7,684
See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(thousands, except per share amounts)

	Six Months Ended
	May 5, 2007	April 29, 2006
Product revenue	$1,325,746	$1,265,174
Revenue from the one-time payment associated with the licensing of certain intellectual property rights	35,000	—

Total revenue	1,360,746	1,265,174
Cost of sales (1)	562,088	523,716

Gross margin	798,658	741,458

Operating expenses:
Research and development (1)	290,580	263,136
Selling, marketing, general and administrative (1)	197,726	193,713
Special charges	15,312	1,013

	503,618	457,862

Operating income	295,040	283,596

Nonoperating (income) expense:
Interest expense	—	31
Interest income	(45,708)	(49,152)
Other, net	(17,686)	(10,696)

	(63,394)	(59,817)

Income before income taxes and minority interest	358,434	343,413

Provision for income taxes	80,070	77,035
Minority interest	219	—

Net income	$278,583	$266,378

Shares used to compute earnings per share – basic	334,343	365,180

Shares used to compute earnings per share – diluted	344,024	378,574

Earnings per share – basic	$0.83	$0.73

Earnings per share – diluted	$0.81	$0.70

Dividends declared and paid per share	$0.34	$0.24

(1)	Includes stock-based compensation expense as follows:

Cost of sales	$5,608	$1,944
Research and development	17,265	18,806
Selling, marketing, general and administrative	14,808	17,774
See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands)

Assets	May 5, 2007	October 28, 2006
Cash and cash equivalents	$358,590	$343,947
Short-term investments	1,436,082	1,784,387
Accounts receivable, net	332,116	329,393
Inventories (1):
Raw materials	19,439	16,430
Work in process	260,244	264,076
Finished goods	102,494	98,145

	382,177	378,651
Deferred tax assets	106,411	91,045
Deferred compensation plan investments	1,178	1,109
Prepaid expenses and other current assets	73,166	82,770

Total current assets	2,689,720	3,011,302

Property, plant and equipment, at cost:
Land and buildings	357,997	353,912
Machinery and equipment	1,400,173	1,371,332
Office equipment	78,852	78,976
Leasehold improvements	61,023	109,028

	1,898,045	1,913,248
Less accumulated depreciation and amortization	1,328,727	1,350,623

Net property, plant and equipment	569,318	562,625

Deferred compensation plan investments	33,115	30,579
Other investments	521	850
Goodwill	273,278	256,209
Intangible assets, net	36,952	42,808
Deferred tax assets	54,821	54,734
Other assets	28,951	27,744

Total other assets	427,638	412,924

	$3,686,676	$3,986,851

(1)	Includes $3,738 and $3,703 related to stock-based compensation at May 5, 2007 and October 28, 2006, respectively.
See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands, except share amounts)

Liabilities and Shareholders’ Equity	May 5, 2007	October 28, 2006
Accounts payable	$138,689	$124,566
Deferred income on shipments to distributors	154,322	149,543
Income taxes payable	106,463	60,956
Deferred compensation plan liability	1,178	1,109
Accrued liabilities	147,473	154,769

Total current liabilities	548,125	490,943

Deferred income taxes	13,549	3,414
Deferred compensation plan liability	33,176	30,633
Other non-current liabilities	27,513	25,851

Total non-current liabilities	74,238	59,898

Minority interest	—	217

Commitments and contingencies

Shareholders’ Equity

Preferred stock, $1.00 par value, 471,934 shares authorized, none outstanding	—	—
Common stock, $0.16 2/3 par value, 1,200,000,000 shares authorized, 327,098,839 shares issued and outstanding (342,000,004 on October 28, 2006)	54,518	57,001
Capital in excess of par value	—	—
Retained earnings	2,997,560	3,378,999
Accumulated other comprehensive income (loss)	12,235	(207)

Total shareholders’ equity	3,064,313	3,435,793

	$3,686,676	$3,986,851

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(thousands)

	Six Months Ended
	May 5, 2007	April 29, 2006
Cash flows from operating activities:
Net income	$278,583	$266,378
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	71,328	85,766
Amortization of intangibles	6,869	808
Stock-based compensation expense	37,681	38,524
Deferred income taxes	(5,318)	(20,401)
Excess tax benefit-stock options	(21,494)	(14,736)
Non-cash portion of special charge	—	459
Gain on sale of a product line	—	(13,027)
Gain on sale of an investment	(7,919)	—
Minority interest	(219)	—
Other non-cash expense	278	580
Changes in operating assets and liabilities	86,997	36,043

Total adjustments	168,203	114,016

Net cash provided by operating activities	446,786	380,394

Cash flows from investing activities:
Purchases of short-term available-for-sale investments	(1,206,340)	(1,375,974)
Maturities of short-term available-for-sale investments	1,560,264	1,168,437
Additions to property, plant and equipment	(77,387)	(49,182)
(Increase) decrease in other assets	(180)	3,856
Payments for acquisitions	(6,000)	—
Proceeds from sale of a product line	—	23,070
Proceeds from sale of an investment	8,003	—

Net cash provided (used) by investing activities	278,360	(229,793)

Cash flows from financing activities:
Repurchase of common stock	(697,813)	(362,807)
Net proceeds from employee stock plans	78,259	59,679
Excess tax benefit-stock options	21,494	14,736
Dividend payments to shareholders	(114,299)	(88,285)

Net cash used for financing activities	(712,359)	(376,677)

Effect of exchange rate changes on cash	1,856	976

Net increase (decrease) in cash and cash equivalents	14,643	(225,100)
Cash and cash equivalents at beginning of period	343,947	627,591

Cash and cash equivalents at end of period	$358,590	$402,491

See accompanying notes.

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED MAY 5, 2007
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
The Company has a 52-53 week fiscal year that ends on the Saturday closest to the last day in October. Fiscal 2007 is a 53-week fiscal year and fiscal 2006 was a 52-week fiscal year. The additional week in fiscal 2007 was included in the first quarter ended February 3, 2007. Therefore, the first six months of fiscal 2007 included an additional week of operations as compared to the first six months of fiscal 2006.
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
Grant-Date Fair Value
The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. Information pertaining to the Company’s stock option awards and the related estimated weighted-average assumptions to calculate the fair value of stock options granted during the three- and six-month periods ended May 5, 2007 and April 29, 2006 are as follows:

	Three Months Ended		Six Months Ended
		April 29,		April 29,
Stock Options	May 5, 2007	2006	May 5, 2007	2006

Options granted (in thousands)	131	211	7,540	8,240
Weighted-average exercise price of stock options	$34.74	$38.13	$33.43	$39.40
Weighted-average grant date fair-value stock options	$9.55	$10.95	$9.46	$11.61
Assumptions:
Weighted-average expected volatility	28.9%	28.6%	30.4%	28.6%
Weighted-average expected term (in years)	5.1	5.0	5.1	5.0
Risk-free interest rate	4.6%	4.7%	4.6%	4.4%
Expected dividend yield	2.08%	1.59%	2.15%	1.23%

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
Stock-Based Compensation Expense
The Company used the graded attribution method to recognize expense for all stock-based awards prior to the adoption of SFAS 123R. Upon adoption of SFAS 123R on October 30, 2005, the Company changed to the straight-line attribution method to recognize expense for stock-based awards granted after October 29, 2005. The change to the straight-line attribution method was made so that the expense associated with each stock-based award is recognized ratably over the vesting period. The expense associated with the unvested portion of the pre-adoption grants will continue to be expensed using the graded attribution method.
The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock-based award. Based on an analysis of its historical forfeitures, the Company has applied an annual forfeiture rate of 3.4% to all unvested stock-based awards as of May 5, 2007. The 3.4% represents the portion that is expected to be forfeited each year over the vesting period. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those awards that vest.
The Company’s stock option agreements historically provided for retirement-related continued vesting for a portion, or all, of certain stock options based on the optionee’s age and years of service (the retirement provision) in that regardless of whether the employee continues to provide services, the optionee would receive the benefit of the stock option. SFAS 123R clarifies the timing for recognizing stock-based compensation expense for awards subject to continued vesting upon meeting this retirement provision. This compensation expense must be recognized over the period from the date of grant to the date retirement eligibility is met if it is shorter than the required service period. Upon adoption of SFAS 123R in the first quarter of fiscal 2006, the Company changed its policy regarding the timing of option expense recognition for optionees meeting the criteria of the retirement provision to recognize compensation cost over the period through the date that the optionee is no longer required to provide service to earn the award. Prior to the adoption of SFAS 123R, the Company’s policy was to recognize these compensation costs over the vesting term. Had the Company applied these non-substantive vesting provisions required by SFAS 123R to awards granted prior to the adoption of SFAS 123R, the impact on the pro forma net earnings would have been immaterial. Effective beginning in the third quarter of fiscal 2006, new grants do not include a provision that provides for retirement-related continued vesting.
The adoption of SFAS 123R had the following impact on the second quarter of fiscal 2007 results: operating profit before tax was lower by $17.4 million, net income was lower by $12.4 million, cash flow from operations was lower by $15.0 million, cash flow from financing activities was higher by $15.0 million and basic and diluted EPS were each lower by $0.04. The adoption of SFAS 123R had the following impact on results for the six-months ended May 5, 2007: operating profit before tax was lower by $37.3 million, net income was lower by $26.5 million, cash flow from operations was lower by $21.5 million, cash flow from financing activities was higher by $21.5 million and basic and diluted EPS were each lower by $0.08.
Stock-Based Compensation Activity
A summary of the activity under the Company’s stock option plans as of May 5, 2007 and changes during the three and six month periods then ended is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Options	Average Exercise	Contractual	Intrinsic
Quarter-to-Date Activity	Outstanding	Price Per Share	Term in Years	Value

Options outstanding at February 3, 2007	88,312	$34.34
Options granted	131	$34.74
Options exercised	(3,676)	$14.66
Options forfeited	(576)	$35.71
Options expired	(1,004)	$44.42

Options outstanding at May 5, 2007	83,187	$35.08	5.6	$528,607

Options exercisable at May 5, 2007	55,956	$35.07	4.4	$397,885

Options vested or expected to vest at May 5, 2007 (1)	81,543	$35.05	5.6	$522,766

(1)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

		Weighted-
		Average
	Options	Exercise Price
Year-to-Date Activity	Outstanding	Per Share

Options outstanding at October 28, 2006	84,461	$34.09
Options granted	7,540	$33.43
Options exercised	(5,481)	$14.30
Options forfeited	(1,294)	$35.11
Options expired	(2,039)	$44.03

Options outstanding at May 5, 2007	83,187	$35.08

During the three and six months ended May 5, 2007, the total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $81.3 million and $116.4 million, respectively, and the total amount of cash received from exercise of these options was $53.9 million and $78.4 million, respectively. The total grant-date fair value of stock options that vested during the three and six months ended May 5, 2007 was approximately $1.2 million and $38.5 million, respectively.
During the three and six months ended April 29, 2006, the total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $27.8 million and $87.0 million, respectively, and the total amount of cash received from exercise of these options was $21.1 million and $59.8 million, respectively. The total grant-date fair value of stock options that vested during the three and six months ended April 29, 2006 was approximately $3.9 million and $107.7 million, respectively.

A summary of the Company’s restricted stock award activity as of May 5, 2007 and changes during the three and six month periods then ended is presented below:

		Weighted-
	Restricted	Average Grant
	Shares	Date Fair Value
Quarter-to-Date Activity	Outstanding	Per Share

Non-vested shares outstanding at February 3, 2007	70	$34.84
Awards and/or units granted	3	$35.37
Restrictions lapsed	(11)	$37.99
Awards and/or units forfeited	—	—

Non-vested shares outstanding at May 5, 2007	62	$34.29

		Weighted-
	Restricted	Average Grant
	Shares	Date Fair Value
Year-to-Date Activity	Outstanding	Per Share

Non-vested shares outstanding at October 28, 2006	55	$35.35
Awards and/or units granted	18	$33.41
Restrictions lapsed	(11)	$37.99
Awards and/or units forfeited	—	—

Non-vested shares outstanding at May 5, 2007	62	$34.29

As of May 5, 2007, there was $181.9 million (before tax consideration) of total unrecognized compensation cost related to unvested share-based awards including stock options, restricted stock and restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.8 years.
Note 3 – Comprehensive Income
Components of comprehensive income include net income and certain transactions that have generally been reported in the consolidated statement of shareholders’ equity and consist of the following:

	Three Months Ended
	May 5, 2007	April 29, 2006
Net income	$125,356	$145,821

Foreign currency translation adjustments	3,203	734

Change in unrealized holding gains (net of taxes of $853 and $635, respectively) on securities classified as short-term investments	1,669	1,179

Change in unrealized holding (losses) gains (net of taxes of $33 and $119, respectively) on securities classified as other investments	(61)	(220)

Change in unrealized gains on derivative instruments designated as cash flow hedges	2,233	4,323

Other comprehensive income	7,044	6,016

Comprehensive income	$132,400	$151,837

	Six Months Ended
	May 5, 2007	April 29, 2006
Net income	$278,583	$266,378

Foreign currency translation adjustments	5,053	706

Change in unrealized holding gains (net of taxes of $1,970 and $1,546, respectively) on securities classified as short-term investments	3,649	2,871

Change in unrealized holding losses (net of taxes of $80 and $104, respectively) on securities classified as other investments	(148)	(193)

Change in unrealized gains on derivative instruments designated as cash flow hedges	3,888	7,059

Other comprehensive income	12,442	10,443

Comprehensive income	$291,025	$276,821

The components of accumulated other comprehensive income (loss) at May 5, 2007 and October 28, 2006 consisted of the following:

	May 5, 2007	October 28, 2006
Foreign currency translation adjustment	$14,467	$9,414
Unrealized losses on available-for-sale securities	(1,870)	(5,371)
Unrealized gains on derivative instruments	4,307	419
Minimum pension liability adjustment	(4,669)	(4,669)

Total accumulated other comprehensive income (loss)	$12,235	$(207)

Note 4 – Earnings Per Share
Basic earnings per share is computed based only on the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of potential future issuances of common stock relating to stock option programs and other potentially dilutive securities using the treasury stock method. In calculating diluted earnings per share, the dilutive effect of stock options is computed using the average market price for the respective period. In addition, under SFAS 123R, the assumed proceeds under the treasury stock method include the average unrecognized compensation expense of stock options that are in-the-money. This results in the “assumed” buyback of additional shares, thereby reducing the dilutive impact of stock options. Potential shares related to certain of the Company’s outstanding stock options were excluded because they were anti-dilutive. Those potential shares, determined based on the weighted-average exercise prices during the respective periods, related to the Company’s outstanding stock options could be dilutive in the future. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	May 5, 2007	April 29, 2006
Basic:
Net income	$125,356	$145,821

Weighted-average shares outstanding	329,988	364,225

Earnings per share	$0.38	$0.40

Diluted:
Net income	$125,356	$145,821

Weighted-average shares outstanding	329,988	364,225
Assumed exercise of common stock equivalents	8,852	12,586

Weighted-average common and common equivalent shares	338,840	376,811

Earnings per share	$0.37	$0.39

Anti-dilutive common stock equivalents related to outstanding stock options	52,089	43,982

	Six Months Ended
	May 5, 2007	April 29, 2006
Basic:
Net income	$278,583	$266,378

Weighted-average shares outstanding	334,343	365,180

Earnings per share	$0.83	$0.73

Diluted:
Net income	$278,583	$266,378

Weighted-average shares outstanding	334,343	365,180
Assumed exercise of common stock equivalents	9,681	13,394

Weighted-average common and common equivalent shares	344,024	378,574

Earnings per share	$0.81	$0.70

Anti-dilutive common stock equivalents related to outstanding stock options	54,320	48,160

Note 5 – Special Charges
A summary of the Company’s special charges is as follows:

		Reorganization of Product
	Closure of Wafer	Development and Support	Total Special
Income Statement	Fabrication Facility	Programs	Charges

Fiscal 2005 Charges:
Workforce reductions	$20,315	$11,165	$31,480

Total Fiscal 2005 Charges	$20,315	$11,165	$31,480

Fiscal 2006 Charges:
Facility closure costs	$—	$554	$554
Abandonment of equipment	—	459	459
Other items	—	462	462
Change in estimate	(2,029)	—	(2,029)
Workforce reductions	—	2,344	2,344

Total Fiscal 2006 Charges	$(2,029)	$3,819	$1,790

Fiscal 2007 Charges:
Facility closure costs	$10,288	$—	$10,288
Workforce reductions	—	4,165	4,165
Other items	—	859	859

Total Fiscal 2007 Charges	$10,288	$5,024	$15,312

		Reorganization of Product
	Closure of Wafer	Development and Support	Total Special
Accrued Restructuring	Fabrication Facility	Programs	Charges

Balance at October 28, 2006	$5,903	$4,976	$10,879
Special Charges	3,608	1,588	5,196
Severance payments	(4,205)	(1,485)	(5,690)
Facility closure costs	(3,251)	—	(3,251)

Balance at February 3, 2007	$2,055	$5,079	$7,134

Special Charges	6,680	3,436	10,116
Severance payments	(987)	(1,340)	(2,327)
Facility closure costs	(1,979)	(208)	(2,187)

Balance at May 5, 2007	$5,769	$6,967	$12,736

Closure of Wafer Fabrication Facility
During the fourth quarter of fiscal 2005, the Company recorded a special charge of $20.3 million as a result of a decision to close its California wafer fabrication operations and transfer virtually all of the production of products manufactured there to the Company’s facility in Wilmington, Massachusetts. The charge was for severance and fringe benefit costs that were recorded pursuant to SFAS 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits (SFAS 88), under the Company’s ongoing benefit plan for 339 manufacturing employees and 28 general and administrative employees at that site. The severance benefit is calculated based on length of past service, and employees must continue to be employed until they are involuntarily terminated in order to receive the severance benefit. The Company completed the remaining cleanup and closure activities during the second quarter of fiscal 2007. As of May 5, 2007, the employment of all of the employees included in this action had been terminated by the Company.
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
The Company completed production at the wafer fabrication facility on November 9, 2006. During the first quarter of fiscal 2007, the Company recorded additional expense, in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146), which consisted of $3.2 million for clean-up and closure costs that were charged to expense as incurred. The additional $0.4 million of this charge was for lease obligation costs for a warehouse facility the Company ceased using during the first quarter of fiscal 2007.
During the second quarter of fiscal 2007, the Company recorded a special charge, in accordance with SFAS 146, which consisted of $1.7 million for clean-up and closure costs that were charged to expense as incurred. Also included in the special charge was $5.0 million of expense for future lease obligation costs for the wafer fabrication facility that the Company ceased using during the second quarter of fiscal 2007. The clean-up activity was completed during the second quarter of fiscal 2007, and the Company does not expect to incur any additional expenses related to this action.
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
During fiscal 2006, the Company recorded an additional special charge of $3.8 million related to this reorganization action. Approximately $1.5 million of this charge was for lease obligation costs for a facility the Company ceased using during the first quarter of fiscal 2006 and the write-off of property, plant and equipment and other items at this subsidiary. The remaining $2.3 million related to severance and fringe benefit costs that were recorded in the fourth quarter pursuant to SFAS 88 under the Company’s ongoing benefit plan or statutory requirements at foreign locations for 46 engineering and selling, marketing, general and administrative employees.
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
During the second quarter of fiscal 2007, the Company recorded an additional special charge of $3.4 million related to this reorganization action. Approximately $0.2 million of this charge was for lease obligation costs for a facility the company ceased using during the second quarter of fiscal 2007. The remaining $3.2 million relates to the severance and fringe benefit costs that were recorded in the second quarter pursuant to SFAS 88 under the Company’s ongoing benefit plan or minimum statutory requirements at foreign locations for 20 engineering and selling, marketing, general and administrative employees.
As of May 5, 2007, 21 of the 286 employees included in this reorganization action were still employed by the Company. These employees must continue to be employed until they are involuntarily terminated in order to receive the severance benefit.
Note 6 – Segment Information
The Company operates and tracks its results in one reportable segment. The Company designs, develops, manufactures and markets a broad range of integrated circuits. The Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

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

	Three Months Ended			Three Months Ended
	May 5, 2007			April 29, 2006
	Revenue	% of Total Product Revenue	Y/Y%	Revenue	% of Total Product Revenue
Industrial	$288,955	43%	6%	$273,065	42%
Communications	188,505	28%	(1%)	190,782	30%
Consumer	136,478	21%	26%	108,414	17%
Computer	55,194	8%	(23%)	71,611	11%

Total Product Revenue	$669,132	100%	4%	$643,872	100%

	Six Months Ended			Six Months Ended
	May 5, 2007			April 29, 2006
	Revenue	% of Total Product Revenue	Y/Y%	Revenue	% of Total Product Revenue
Industrial	$579,930	44%	10%	$528,423	42%
Communications	360,190	27%	(6%)	382,304	30%
Consumer	267,104	20%	30%	204,890	16%
Computer	118,522	9%	(21%)	149,557	12%

Total Product Revenue	$1,325,746	100%	5%	$1,265,174	100%

One-time payment associated with the licensing of IP*	35,000			—

Total Revenue	$1,360,746			$1,265,174

*	During the first quarter of fiscal 2007, the Company recorded revenue of $35 million received in exchange for licensing of certain intellectual property rights to a third party.

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

	Three Months Ended			Three Months Ended
	May 5, 2007			April 29, 2006
	Revenue	% of Total Product Revenue	Y/Y%	Revenue	% of Total Product Revenue
Converters	$274,673	41%	7%	$256,471	40%
Amplifiers	137,187	21%	4%	131,449	20%
Power management & reference	47,072	7%	(14%)	54,993	9%
Other analog	98,196	14%	37%	71,592	11%

Total analog products	$557,128	83%	8%	$514,505	80%

General purpose DSP	49,447	7%	(1%)	50,014	8%
Wireless Chipsets	55,339	8%	(18%)	67,742	10%
Other DSP	7,218	2%	(38%)	11,611	2%

Total DSP products	$112,004	17%	(13%)	$129,367	20%

Total Product Revenue	$669,132	100%	4%	$643,872	100%

	Six Months Ended			Six Months Ended
	May 5, 2007			April 29, 2006
	Revenue	% of Total Product Revenue	Y/Y%	Revenue	% of Total Product Revenue
Converters	$538,321	41%	10%	$489,480	39%
Amplifiers	274,915	21%	9%	252,358	20%
Power management & reference	98,259	7%	(10%)	109,296	9%
Other analog	191,974	14%	31%	146,828	11%

Total analog products	$1,103,469	83%	11%	$997,962	79%

General purpose DSP	105,147	8%	8%	97,324	8%
Wireless Chipsets	102,307	8%	(24%)	134,920	11%
Other DSP	14,823	1%	(58%)	34,968	2%

Total DSP products	$222,277	17%	(17%)	$267,212	21%

Total Product Revenue	$1,325,746	100%	5%	$1,265,174	100%

One-time payment associated with the licensing of IP*	35,000			—

Total Revenue	$1,360,746			$1,265,174

*	During the first quarter of fiscal 2007, the Company recorded revenue of $35 million received in exchange for licensing of certain intellectual property rights to a third party.
Revenue Trends by Geographic Region
Product revenue by geographic region, based upon point of sale, for the three and six month periods ended May 5, 2007 and April 29, 2006 are as follows:

	Three Months Ended		Six Months Ended
Region	May 5, 2007	April 29, 2006	May 5, 2007	April 29, 2006
North America	$162,931	$165,719	$331,586	$322,261
Europe	149,460	139,550	298,481	274,028
Japan	132,036	121,315	255,577	237,333
China	95,416	87,135	178,590	166,594
Rest of Asia	129,289	130,153	261,512	264,958

Total Product Revenue	$669,132	$643,872	$1,325,746	$1,265,174

Note 7 – Goodwill and Intangible Assets
Goodwill
The Company annually evaluates goodwill for impairment as well as whenever events or changes in circumstances suggest that the carrying value of goodwill may not be recoverable. Because the Company has one reporting segment under SFAS 142, the Company utilizes the entity-wide approach for assessing goodwill for impairment and compares its market value to its net book value to determine if an impairment exists. No impairment of goodwill resulted from the Company’s most recent evaluation of goodwill for impairment, which occurred in the fourth quarter of fiscal 2006. No impairment of goodwill resulted in any of the fiscal years presented. The Company’s next annual impairment assessment will be made in the fourth quarter of fiscal 2007 unless indicators arise that would require the Company to reevaluate goodwill for impairment at an earlier date. The following table presents the changes in goodwill during the first six months of fiscal 2007 and the year ended October 28, 2006:

	For the six
	months	For the
	ended	year ended
	May 5,	October
	2007	28, 2006
Balance at beginning of period	$256,209	$163,373
Acquisition of TTPCom assets(1)	4,273	812
Acquisition of Integrant Technologies(2)	9,989	80,641
Acquisition of AudioAsics	—	7,250
Foreign currency translation adjustment	2,807	4,133

Balance at end of period	$273,278	$256,209

(1)	The Company paid its final milestone related to this acquisition in the second quarter of fiscal 2007.

(2)	The Company completed the final purchase accounting for this transaction during the first quarter of fiscal 2007, which resulted in an additional $5.6 million of goodwill. The Company also purchased additional outstanding minority shares related to this acquisition during the second quarter of fiscal 2007, which resulted in an additional $4.4 million of goodwill.
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
Intangible assets, which will continue to be amortized, consisted of the following:

	May 5, 2007		October 28, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Technology-based	$54,191	$23,284	$53,177	$17,714
Tradename	1,660	1,195	1,635	995
Customer Relationships	7,157	1,935	6,920	707
Other	6,601	6,243	6,617	6,125

Total	$69,609	$32,657	$68,349	$25,541

Intangible assets acquired prior to the third quarter of fiscal 2006 continue to be amortized on a straight-line basis over their estimated useful lives, which range from five to ten years. The $43.1 million of intangible assets acquired during the third and fourth quarters of fiscal 2006 are being amortized over their estimated useful lives of five years using an accelerated method of amortization that is expected to reflect the estimated pattern of economic use. The remaining amortization expense will be recognized over a weighted-average period of approximately 1.8 years. Amortization expense related to intangibles was $3.3 million and $0.4 million for the three-month periods ended May 5, 2007 and April 29, 2006 respectively, and $6.9 million and $0.8 million for the six-month periods ended May 5, 2007 and April 29, 2006, respectively.

The Company expects amortization expense for these intangible assets to be:

Fiscal	Amortization
Year	Expense
Remainder of 2007	$6,292
2008	$12,438
2009	$9,391
2010	$5,897
2011	$2,746
2012	$188
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
Net periodic pension cost of non-U.S. plans is presented in the following table:

	Three Months Ended
	May 5, 2007	April 29, 2006
Service cost	$2,759	$2,587
Interest cost	2,212	1,766
Expected return on plan assets	(2,384)	(1,738)
Amortization of prior service cost	(9)	28
Amortization of transitional obligation or (asset)	2	(7)
Recognized actuarial loss	203	377

Net periodic pension cost	$2,783	$3,013

	Six Months Ended
	May 5, 2007	April 29, 2006
Service cost	$5,468	$5,124
Interest cost	4,453	3,494
Expected return on plan assets	(4,811)	(3,437)
Amortization of prior service cost	(17)	56
Amortization of transitional obligation or (asset)	4	(13)
Recognized actuarial loss	399	748

Net periodic pension cost	$5,496	$5,972

Pension contributions of $2.8 million and $4.8 million were made by the Company during the three and six months ended May 5, 2007, respectively. The Company presently anticipates contributing an additional $2.7 million to fund its defined benefit pension plans in fiscal year 2007 for a total of $7.5 million.
Note 9 – Product Warranties
The Company generally offers a 12-month warranty for its products. The Company’s warranty policy provides for replacement of the defective product. Specific accruals are recorded for known product warranty issues. Product warranty expenses were not material during any of the three and six month periods ended May 5, 2007 and April 29, 2006.

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
At all times since receiving notice of this inquiry, the Company has cooperated with the SEC. In November 2005, the Company and its President and CEO, Mr. Jerald G. Fishman, made an offer of settlement to the Staff of the SEC. In May 2007, the settlement was finalized with the Staff and we expect that it will be submitted to the Commission for approval; however, the settlement has not yet been considered or approved by the Commission. There can be no assurance a final settlement will be so approved.
The settlement addresses two separate issues. The first issue concerns the Company’s disclosure regarding grants of options to employees and directors prior to the release of favorable financial results. Specifically, the issue relates to options granted to employees (including officers) of the Company on November 30, 1999 and to employees (including officers) and directors of the Company on November 10, 2000. The settlement would conclude that the Company should have made disclosures in its proxy filings to the effect that the Company priced these stock options prior to releasing favorable financial results.
The second issue addressed by the settlement concerns the grant dates for options granted to employees (including officers) in 1998 and 1999, and the grant date for options granted to employees (including officers) and directors in 2001. Specifically, the settlement would conclude that the appropriate grant date for the September 4, 1998 options should have been September 8th (which is one trading day later than the date that was used to price the options); the appropriate grant date for the November 30, 1999 options should have been November 29th (which is one trading day earlier than the date that was used); and the appropriate grant date for the July 18, 2001 options should have been July 26th (which is five trading days after the original date).
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
Other Legal Proceedings
On June 14, 2005, Biax Corporation filed its first amended complaint for patent infringement in the United States District Court for the Eastern District of Texas against the Company and Intel Corporation, alleging that the Company infringed three patents owned by Biax relating to parallel processors. Prior to the filing of the first amended complaint, the Company was unaware of Biax or this action. The first amended complaint sought injunctive relief, unspecified damages with interest, as well as Biax’s costs, expenses and fees. On August 3, 2005, the Company filed an answer and counterclaimed against Biax. In the counterclaim, the Company sought rulings that the patents were not infringed, the patents were invalid and the patents were unenforceable. On November 7, 2005, Biax filed a second amended complaint alleging that the Company infringed two additional patents. The Company filed an answer and counterclaimed that the two additional patents were not infringed, the patents were invalid and the patents were unenforceable. In May 2007, the parties agreed to a settlement of this litigation for which the Company agreed to pay a nominal cash amount to Biax.
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

The Company repurchased approximately 10.3 million shares for approximately $364.6 million during the second quarter of fiscal 2007. As of May 5, 2007, the Company had repurchased a total of approximately 69.6 million shares of its common stock for approximately $2.4 billion under this program. The repurchased shares are held as authorized but unissued shares of common stock.
Note 12 – Related Party Transactions
One of the Company’s directors, who has served on the Company’s Board of Directors since 1988, became a director of Taiwan Semiconductor Manufacturing Company, or TSMC, in fiscal 2002 and continues to serve as a director of TSMC. Management believes the terms and prices for the purchases of products from TSMC are not affected by the presence of one of the Company’s directors on the Board of Directors of TSMC. The Company purchased approximately $79 million and $78 million of products from TSMC during the three-month periods ended May 5, 2007 and April 29, 2006, respectively, and approximately $152 million and $141 million during the six-month periods ended May 5, 2007 and April 29, 2006, respectively. Approximately $22 and $17 million was payable to TSMC as of May 5, 2007 and October 28, 2006, respectively. Management anticipates that it will make significant purchases from TSMC in the remaining quarters of fiscal year 2007.
Note 13 – New Accounting Standards
Accounting for Financial Assets and Financial Liabilities
In February 2007, the FASB, issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact, if any, that SFAS 159 may have on the Company’s financial condition, results of operations or liquidity.
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
Accounting for Defined Benefit Pension and Other Postretirement Plans
In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132R (SFAS 158). SFAS 158 requires companies to recognize the funded status of pension and other postretirement benefit plans on sponsoring employers’ balance sheets and to recognize changes in the funded status in the year the changes occur. It also requires the measurement date of plan assets and obligations to occur at the end of the employers’ fiscal year. SFAS 158 is effective for the Company at the end of fiscal 2007, except for the change in measurement date, which is effective for the Company in fiscal 2008. The effect on the Company’s financial statements is dependent upon the discount rate at the Company’s fiscal 2007 measurement date (September 30, 2007) and actual returns on the Company’s pension plan assets during the year. The Company is currently evaluating the impact, if any, that SFAS 158 may have on the Company’s financial conditions, results of operations or liquidity.

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
Note 14 – Income Taxes
The Company’s income tax payable at May 5, 2007 was approximately $106.5 million, which included approximately $99 million for current U.S. federal, state and foreign tax filings. The remaining $7.5 million of income tax payable is for various other income taxes.
During fiscal year 2006, the United States Internal Revenue Service (IRS) invited the Company to participate in the Compliance Assurance Process (CAP) which is a voluntary pilot program the IRS is conducting for a limited number of large business taxpayers. The objective of CAP is to reduce taxpayer burden associated with IRS audits while assuring the IRS of the accuracy of tax returns prior to filing. The Company has agreed to participate in CAP for fiscal 2006 and fiscal 2007. Under the program, the IRS will contemporaneously work with the Company to achieve federal tax compliance and resolve issues prior to the filing of a tax return. CAP is designed to eliminate or substantially reduce the need for post-filing examinations of future tax returns. The routine audit of fiscal years 2004 and 2005 is currently underway.
Note 15 – Maxim Litigation Settlement
The Company executed a legal settlement with Maxim Integrated Products, Inc. (Maxim) during the second quarter of fiscal 2007 which resulted in the Company receiving $19 million. The Company recorded $8.5 million as a credit to legal expense in Selling, marketing, general and administrative based on concluding that this amount represents the fair value of external legal costs incurred by the Company in this matter. The remaining $10.5 million has been recorded in Other Income due to our conclusion that the purpose of this litigation was the protection of our intellectual property, not in the ordinary course of business, and we deem it to be an isolated event. This amount is earned in full because the Company has no future obligation to Maxim with respect to this payment.
Note 16 – Subsequent Event
On May 21, 2007, the Company’s Board of Directors declared a cash dividend of $0.18 per outstanding share of common stock. The dividend will be paid on June 20, 2007 to all shareholders of record at the close of business on June 1, 2007.

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
Results of Operations
(all tabular amounts in thousands except per share amounts and percentages)
Overview

	Three Months Ended		Six Months Ended
	May 5, 2007	April 29, 2006	May 5, 2007	April 29, 2006
Total Revenue	$669,132	$643,872	$1,360,746	$1,265,174
Gross Margin %	57.0%	59.1%	58.7%	58.6%
Net Income	$125,356	$145,821	$278,583	$266,378
Net Income as a % of Total Revenue	18.7%	22.6%	20.5%	21.1%
Diluted EPS	$0.37	$0.39	$0.81	$0.70
Fiscal 2007 is a 53-week year and fiscal 2006 was a 52-week year. The additional week in fiscal 2007 was included in the first quarter ended February 3, 2007. Therefore, the first six months of fiscal 2007 included an additional week of operations as compared to the first six months of fiscal 2006.
Revenue
Revenue in the second quarter of fiscal 2007 increased by $25.3 million, or 4%, from the amount recorded in the second quarter of fiscal 2006. This increase by end market and by product category is outlined below under Revenue Trends by End Market and Revenue Trends by Product. Revenue increased by $95.6 million, or 8%, in the six months ended May 5, 2007 from the comparable period in fiscal 2006. This was primarily the result of an additional week of operations in the first quarter of fiscal 2007 as compared to fiscal 2006 and $35 million in revenue we recorded in the first quarter of fiscal 2007 in exchange for the licensing of certain intellectual property rights.

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

	Three Months Ended			Three Months Ended
	May 5, 2007			April 29, 2006
	Revenue	% of Total Product Revenue	Y/Y%	Revenue	% of Total Product Revenue
Industrial	$288,955	43%	6%	$273,065	42%
Communications	188,505	28%	(1%)	190,782	30%
Consumer	136,478	21%	26%	108,414	17%
Computer	55,194	8%	(23%)	71,611	11%

Total Product Revenue	$669,132	100%	4%	$643,872	100%

	Six Months Ended			Six Months Ended
	May 5, 2007			April 29, 2006
	Revenue	% of Total Product Revenue	Y/Y%	Revenue	% of Total Product Revenue
Industrial	$579,930	44%	10%	$528,423	42%
Communications	360,190	27%	(6%)	382,304	30%
Consumer	267,104	20%	30%	204,890	16%
Computer	118,522	9%	(21%)	149,557	12%

Total Product Revenue	$1,325,746	100%	5%	$1,265,174	100%

One-time payment associated with the licensing of IP *	35,000			—

Total Revenue	$1,360,746			$1,265,174

*	During the first quarter of fiscal 2007, the Company recorded revenue of $35 million received in exchange for licensing of certain intellectual property rights to a third party.
Industrial — The year-to-year increases in both the three- and six-month periods were primarily the result of revenue growth of products sold into the instrumentation area of the industrial end market.
Communications — The year-to-year decreases in both the three- and six-month periods were a result of a decline in handset chipsets sales as compared to the same periods of fiscal 2006. The decreases were also attributable to the loss of revenue from our DSP-based DSL ASIC and network processor product line that we sold in the second quarter of fiscal 2006. These decreases were partially offset by an increase in revenue from the wireless base station end market.
Consumer – The year-to-year increases in both the three- and six-month periods were primarily the result of increased sales of our products into digital home applications, including advanced television systems and video game applications, in the first half of fiscal 2007.
Computer — The year-to-year decreases in both the three- and six-month periods were primarily the result of refocusing our power management portfolio toward portable devices and partially attributable to an overall weak personal computer market in the first half of fiscal 2007.
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

	Three Months Ended			Three Months Ended
	May 5, 2007			April 29, 2006
	Revenue	% of Total Product Revenue	Y/Y%	Revenue	% of Total Product Revenue
Converters	$274,673	41%	7%	$256,471	40%
Amplifiers	137,187	21%	4%	131,449	20%
Power management & reference	47,072	7%	(14%)	54,993	9%
Other analog	98,196	14%	37%	71,592	11%

Total analog products	$557,128	83%	8%	$514,505	80%

General purpose DSP	49,447	7%	(1%)	50,014	8%
Wireless chipsets	55,339	8%	(18%)	67,742	10%
Other DSP	7,218	2%	(38%)	11,611	2%

Total DSP products	$112,004	17%	(13%)	$129,367	20%

Total Product Revenue	$669,132	100%	4%	$643,872	100%

	Six Months Ended			Six Months Ended
	May 5, 2007			April 29, 2006
	Revenue	% of Total Product Revenue	Y/Y%	Revenue	% of Total Product Revenue
Converters	$538,321	41%	10%	$489,480	39%
Amplifiers	274,915	21%	9%	252,358	20%
Power management & reference	98,259	7%	(10%)	109,296	9%
Other analog	191,974	14%	31%	146,828	11%

Total analog products	$1,103,469	83%	11%	$997,962	79%

General purpose DSP	105,147	8%	8%	97,324	8%
Wireless chipsets	102,307	8%	(24%)	134,920	11%
Other DSP	14,823	1%	(58%)	34,968	2%

Total DSP products	$222,277	17%	(17%)	$267,212	21%

Total Product Revenue	$1,325,746	100%	5%	$1,265,174	100%

One-time payment associated with the licensing of IP*	35,000			—

Total Revenue	$1,360,746			$1,265,174

*	During the first quarter of fiscal 2007, the Company recorded revenue of $35 million received in exchange for licensing of certain intellectual property rights to a third party.

Revenue Trends by Geographic Region
Product revenue by geographic region, based upon point of sale, for the three- and six-month periods ended May 5, 2007 and April 29, 2006 are as follows:

	Three Months Ended		Six Months Ended
Region	May 5, 2007	April 29, 2006	May 5, 2007	April 29, 2006
North America	$162,931	$165,719	$331,586	$322,261
Europe	149,460	139,550	298,481	274,028
Japan	132,036	121,315	255,577	237,333
China	95,416	87,135	178,590	166,594
Rest of Asia	129,289	130,153	261,512	264,958

Total Product Revenue	$669,132	$643,872	$1,325,746	$1,265,174

Gross Margin

	Three Months Ended		Six Months Ended
	May 5, 2007	April 29, 2006	May 5, 2007	April 29, 2006
Gross Margin	$381,638	$380,671	$798,658	$741,458
Gross Margin %	57.0%	59.1%	58.7%	58.6%
Gross margin percentage decreased 210 basis points in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006. This decrease in gross margin percentage was primarily the result of higher sales in the second quarter of fiscal 2007 of products used in consumer electronics, automobiles and cellular handsets, which currently earn relatively lower gross margins than our average product. Gross margin percentage remained relatively flat in the six months ended May 5, 2007 as compared to the same period of fiscal 2006, as the higher sales of our lower margin consumer products during the first six months of fiscal 2007 was offset by the $35 million in revenue recorded in the first quarter of fiscal 2007 in exchange for licensing of certain intellectual property rights to a third party with no associated cost of sales.
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
In the second quarter of fiscal 2007, we recognized $17.4 million of stock-based compensation expense, or 2.6% of product revenue, as a result of the adoption of SFAS 123R. The adoption of SFAS 123R reduced diluted EPS for the second quarter of fiscal 2007 by $0.04. For the six months ended May 5, 2007, we recognized $37.3 million of stock-based compensation expense, or 2.8% of product revenue, as a result of the adoption of SFAS 123R. The adoption of SFAS 123R reduced diluted EPS for the six-month period ended May 5, 2007 by $0.08. We expect that stock-based compensation related to our adoption of SFAS 123R will reduce diluted EPS by approximately $0.04 in the third quarter of fiscal 2007.

As of May 5, 2007, the total compensation cost related to unvested awards not yet recognized in the statement of income was approximately $181.9 million (before tax consideration), which we expect to recognize over a weighted-average period of 1.8 years.
See Note 2 to our Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q for further information regarding our adoption of SFAS 123R.
Research and Development

	Three Months Ended		Six Months Ended
	May 5, 2007	April 29, 2006	May 5, 2007	April 29, 2006
R&D Expenses	$146,686	$131,848	290,580	$263,136
R&D Expenses as a % of Product Revenue	21.9%	20.5%	21.9%	20.8%
Research and development, or R&D, expenses increased $14.8 million, or 11%, in the second quarter of fiscal 2007 as compared to the second quarter of fiscal 2006. This increase reflects our continued commitment to invest in key product areas and was primarily the result of higher employee salary and benefit expense as a result of an increase in our employee population and salary increases that were effective at the beginning of the second quarter of fiscal 2007.
R&D expenses increased $27.4 million, or 10%, in the first six months of fiscal 2007 as compared to the first six months of fiscal 2006. This increase was primarily the result of the extra week of operations in the first quarter of fiscal 2007. In addition, salary and benefit expense was higher in the first six months of fiscal 2007 compared to the same period of fiscal 2006 as the result of an increase in our employee population and salary increases.
R&D expenses as a percentage of product revenue will fluctuate from quarter to quarter depending on the amount of product revenue and the success of new product development efforts, which we view as critical to our future growth. At any point in time we have hundreds of R&D projects underway, and we believe that none of these projects is material on an individual basis. We expect to continue the development of innovative technologies and processes for new products, and we believe that a continued commitment to R&D is essential in order to maintain product leadership with our existing products and to provide innovative new product offerings. Therefore, we are planning to continue to make significant R&D investments in the future.
Selling, Marketing, General and Administrative

	Three Months Ended		Six Months Ended
	May 5, 2007	April 29, 2006	May 5, 2007	April 29, 2006
SMG&A Expenses	$93,045	$97,432	$197,726	$193,713
SMG&A Expenses as a % of Product Revenue	13.9%	15.1%	14.9%	15.3%
Selling, marketing, general and administrative, or SMG&A, expenses decreased $4.4 million, or 5%, in the second quarter of fiscal 2007 as compared to the second quarter of fiscal 2006. This decrease was primarily the result of the $8.5 million that we received in the settlement of litigation in the second quarter of fiscal 2007 for the reimbursement of legal expenses, which was partially offset by higher salary expense.
SMG&A expenses increased $4.0 million, or 2%, in the first six months of fiscal 2007 as compared to the comparable period of fiscal 2006. This increase was primarily the result of the extra week of operations in the first quarter of fiscal 2007 and higher salary expense, partially offset by the $8.5 million we received in the settlement of litigation in the second quarter of fiscal 2007 for the reimbursement of legal expenses.

Special Charges
Closure of Wafer Fabrication Facility
During the fourth quarter of fiscal 2005, we recorded a special charge of $20.3 million as a result of a decision to close our California wafer fabrication operations and transfer virtually all of the production of products manufactured there to our facility in Wilmington, Massachusetts. The charge was for severance and fringe benefit costs that were recorded pursuant to SFAS 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, or SFAS 88, under our ongoing benefit plan for 339 manufacturing employees and 28 general and administrative employees. The severance benefit was calculated based on length of past service, and employees must continue to be employed until they are involuntarily terminated in order to receive the severance benefit. We completed the remaining cleanup and closure activities during the second quarter of fiscal 2007. As of May 5, 2007, the employment of all of the employees included in this action had been terminated by us.
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
During the second quarter of fiscal 2007, we recorded a special charge, in accordance with SFAS 146, which consisted of $1.7 million for clean-up and closure costs that were charged to expense as incurred. Also included in this special charge was $5.0 million of expense for future lease obligation costs for the wafer fabrication facility that we ceased using during the second quarter of fiscal 2007. The clean-up activity was completed during the second quarter of fiscal 2007, and we do not expect to incur any additional expenses related to this action.
The closure of this facility has resulted in annual cost savings of approximately $50 million per year beginning in fiscal 2007. These annual savings include: approximately $49 million in cost of sales, of which approximately $7 million relates to non-cash depreciation savings, and approximately $1 million in SMG&A expenses. At current demand levels, if this facility were still in operation, the capacity of the facility would be largely underutilized resulting in significant adverse variances associated with the under utilization of our wafer fabrication facilities.
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
During the second quarter of fiscal 2007, we recorded an additional special charge of $3.4 million related to this reorganization action. Approximately $0.2 million of this charge was for lease obligation costs for a facility we ceased using during the second quarter of fiscal 2007. The remaining $3.2 million relates to the severance and fringe benefit costs that were recorded in the second quarter pursuant to SFAS 88 under our ongoing benefit plan or minimum statutory requirements at foreign locations for 20 engineering and selling, marketing, general and administrative employees.
As of May 5, 2007, 21 of the 286 employees included in this reorganization action were still employed by us. These employees must continue to be employed until they are involuntarily terminated in order to receive the severance benefit.
We do not expect to incur any further material charges related to this reorganization action. These organizational changes are expected to result in savings of approximately $30 million per year once fully completed. These savings are expected to be realized as follows: approximately $17 million in R&D expenses, approximately $10 million in SMG&A expenses and approximately $3 million in cost of sales. A portion of these savings associated with these charges are reflected in our current results.
Operating Income

	Three Months Ended		Six Months Ended
	May 5, 2007	April 29, 2006	May 5, 2007	April 29, 2006
Operating Income	$131,791	$151,391	$295,040	$283,596
Operating Income as a % of Total Revenue	19.7%	23.5%	21.7%	22.4%
The $19.6 million decrease in operating income in the second quarter of fiscal 2007 as compared to the second quarter of fiscal 2006 was the result of the following factors: decreases in operating income as the result of a decrease in the gross margin percentage, a $10.1 million special charge in the second quarter of fiscal 2007 and increases in other operating expenses of approximately $18 million, partially offset by an increase in operating income from a $25.3 million increase in revenue and $8.5 million of reimbursed legal expenses from the settlement of litigation. The increases in other operating expenses are more fully described above under the headings Research and Development and Selling, Marketing, General and Administrative.
The $11.4 million increase in operating income in the first six months of fiscal 2007 as compared to the same period of fiscal 2006 was the result of the following factors: an increase in operating income from a $95.6 million increase in revenue (primarily a result of recording $35 million in revenue in the first quarter of fiscal 2007 received in exchange for licensing of certain intellectual property rights to a third party) and $8.5 million of reimbursed legal expenses from the settlement of litigation, partially offset by decreases in operating income as the result of a decrease in the gross margin percentage, a $14.3 million higher special charge in the second quarter of fiscal 2007 and increases in other operating expenses of approximately $47 million, as more fully described above under the headings Research and Development and Selling, Marketing, General and Administrative.
Nonoperating (Income) Expense

	Three Months Ended		Six Months Ended
	May 5, 2007	April 29, 2006	May 5, 2007	April 29, 2006
Interest expense	$—	$21	$—	$31
Interest income	(20,871)	(25,895)	(45,708)	(49,152)
Other (income) / expense, net	(10,221)	(13,351)	(17,686)	(10,696)

Total nonoperating income	$(31,092)	$(39,225)	$(63,394)	$(59,817)

Nonoperating income decreased by $8.1 million in the second quarter of fiscal 2007 as compared to the same period in the prior fiscal year. We recognized a $13.0 million gain on the sale of a product line in the second quarter of fiscal 2006. In the second quarter of fiscal 2007, we recorded nonoperating income of $10.5 million as part of a litigation settlement. Additionally, interest income was lower by $5 million in the second quarter of fiscal 2007 as compared to the second quarter of fiscal 2006 as a result of lower invested cash balances, which was partially offset by higher interest rates in the second quarter of fiscal 2007 as compared to the second quarter of fiscal 2006.

The $3.6 million increase in nonoperating income in the first six months of fiscal 2007 as compared to the same period in the prior fiscal year related to a $7.9 million gain we recognized from the sale of an investment in the first quarter of fiscal 2007 and a $10.5 million settlement we received in the second quarter of fiscal 2007. We recognized a $13.0 million gain on the sale of a product line in the second quarter of fiscal 2006. The impact of lower invested cash balances on interest income in the first half of fiscal 2007 was partially offset by the higher interest rates in the first half of fiscal 2007 as compared to the same period of fiscal 2006.
Provision for Income Taxes

	Three Months Ended		Six Months Ended
	May 5, 2007	April 29, 2006	May 5, 2007	April 29, 2006
Provision for Income Taxes	$37,527	$44,795	$80,070	$77,035
Effective Income Tax Rate	23.0%	23.5%	22.3%	22.4%
Our effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where our income is earned.
Our effective tax rate for the second quarter of fiscal 2007 was lower by 0.5% as compared to the same period in the prior fiscal year. This decrease was primarily a result of a tax benefit of $9.9 million associated with the reinstatement of the U.S. federal research and development tax credit in 2007 that was not available in our second quarter of fiscal 2006 and to a lesser extent by the higher tax rate on the proceeds from the sale of a product line in the second quarter of fiscal 2006. These decreases were partially offset by a higher tax rate on the $19 million received from the settlement of litigation in the second quarter of fiscal 2007.
Our effective tax rate for the first six months of fiscal 2007 was lower by 0.1% as compared to the first six months of fiscal 2006. This decrease was primarily due to a tax benefit of $9.9 million from the reinstatement of the U.S. federal research and development tax credit and the cumulative adjustment recorded in the first quarter of fiscal 2007 related to the application of this credit to a portion of our fiscal 2006 results. The tax rate was also lower in the first half of fiscal 2007 due to the higher tax rate on the proceeds from the sale of a product line in the second quarter of fiscal 2006. These items, which had the impact of lowering the tax rate in the first six months of fiscal 2007, were partially offset by the higher tax rate on the $35 million one-time payment associated with the licensing of intellectual property to a third party, the gain on the sale of an investment of $7.9 million during the first quarter of fiscal 2007 and the $19 million received from the settlement of litigation in the second quarter of fiscal 2007.
Net Income

	Three Months Ended		Six Months Ended
	May 5, 2007	April 29, 2006	May 5, 2007	April 29, 2006
Net Income	$125,356	$145,821	$278,583	$266,378
Net Income as a % of Total Revenue	18.7%	22.6%	20.5%	21.1%
Diluted EPS	$0.37	$0.39	$0.81	$0.70
Net income in the second quarter of fiscal 2007 was lower than in the second quarter of fiscal 2006 by approximately $20.5 million primarily as a result of the $19.6 million decrease in operating income and the $8.1 million decrease in nonoperating income, which were partially offset by the lower tax rate.
In the six-month period ended May 5, 2007, net income was higher than in the same period in the prior year by approximately $12.2 million primarily as a result of the $11.4 million increase in operating income and the $3.6 million increase in nonoperating income, which were partially offset by a higher provision for income taxes.
Related Party Transactions
One of our directors, who has served on our Board of Directors since 1988, became a director of Taiwan Semiconductor Manufacturing Company, or TSMC, in fiscal 2002 and continues to serve as a director of TSMC. Management believes the terms and prices for the purchases of products from TSMC are not affected by the presence of one of our directors on the Board of Directors of TSMC. We purchased approximately $79 million and $78 million of products from TSMC during the three-month periods ended May 5, 2007 and April 29, 2006, respectively, and approximately $152 million and $141 million during the six-month periods ended May 5, 2007 and April 29, 2006, respectively. Approximately $22 million and $17 million was payable to TSMC as of May 5, 2007 and October 28, 2006, respectively. Management anticipates that we will make significant purchases from TSMC in the remainder of fiscal year 2007.
Outlook
We are planning for revenues for the third quarter of fiscal 2007 to be in the range of $655 million to $685 million. We are also planning for our gross margin percentage for the third quarter of fiscal 2007 to be approximately flat to the second quarter of fiscal 2007. Operating expenses are planned to be flat or slightly higher in the third quarter of fiscal 2007 as a result of our plan to continue increasing R&D spending on new analog products while reducing spending in other areas. Diluted EPS for the third quarter of fiscal 2007 is planned to be in the range of $0.33 to $0.37. This estimate of diluted EPS includes approximately $0.04 per share related to stock-based compensation expense and previously announced acquisition-related expenses.
Liquidity and Capital Resources

	Six Months Ended
	May 5, 2007	April 29, 2006
Net Cash Provided by Operations	$446,786	$380,394
Net Cash Provided by Operations as a % of Total Revenue	32.8%	30.1%
At May 5, 2007, cash, cash equivalents and short-term investments totaled $1,794.7 million, a decrease of $333.7 million from the fourth quarter of fiscal 2006. The primary sources of funds for the first six months of fiscal 2007 were net cash generated from operating activities of $446.8 million and proceeds of $78.3 million from our various employee stock plans. The principal uses of funds for the first six months of fiscal 2007 were the repurchase of approximately 20.4 million shares of our common stock for an aggregate of $697.8 million, dividend payments of $114.3 million and capital expenditures of $77.4 million.

	May 5, 2007	October 28, 2006
Accounts Receivable	$332,116	$329,393
Days Sales Outstanding	45	47
Inventory	$382,177	$378,651
Days Cost of Sales in Inventory	121	128
Accounts receivable at May 5, 2007 increased $2.7 million, or 1%, from the end of the fourth quarter of fiscal 2006.
Inventory at May 5, 2007 increased by $3.5 million, or 1%, from the end of fiscal 2006. The increase in inventory was primarily caused by an inventory build to support anticipated higher sales demand.
Net additions to property, plant and equipment were $77.4 million in the first six months of fiscal 2007 and were funded with a combination of cash on hand and cash generated from operations. Capital expenditures are expected to be approximately $175 million in fiscal 2007.
On May 21, 2007, our Board of Directors declared a cash dividend of $0.18 per outstanding share of our common stock. The dividend is payable on June 20, 2007 to shareholders of record on June 1, 2007 and is expected to be approximately $59 million in the aggregate. The payment of future dividends will be based on several factors including our financial performance, outlook and liquidity. Quarterly dividends are expected to continue at $0.18 per share, although they remain subject to declaration or change by our Board of Directors.
At May 5, 2007, our principal source of liquidity was $1,794.7 million of cash and cash equivalents and short-term investments. We believe that our existing sources of liquidity and cash expected to be generated from future operations, together with anticipated available long-term financing, will be sufficient to fund operations, capital expenditures, research and development efforts, dividend payments (if any) and purchases of stock (if any) under our stock repurchase program for at least the next twelve months and thereafter for the foreseeable future.
New Accounting Pronouncements
Accounting for Financial Assets and Financial Liabilities
In February 2007, the Financial Accounting Standards Board (FASB), issued Statement of Financial Accounting Standard (SFAS) 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently evaluating the impact, if any, that SFAS 159 may have on our financial condition, results of operations or liquidity.
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
Accounting for Defined Benefit Pension and Other Postretirement Plans
In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132R (SFAS 158). SFAS 158 requires companies to recognize the funded status of pension and other postretirement benefit plans on sponsoring employers’ balance sheets and to recognize changes in the funded status in the year the changes occur. It also requires the measurement date of plan assets and obligations to occur at the end of the employers’ fiscal year. SFAS 158 is effective for us at the end of fiscal 2007, except for the change in measurement date, which is effective for us in fiscal 2008. The effect on our financial statements is dependent upon the discount rate at our fiscal 2007 measurement date (September 30, 2007) and actual returns on our pension plan assets during the year. We are currently evaluating the impact, if any, that SFAS 158 may have on our financial condition, results of operations or liquidity.
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

Accounting for Income Taxes
We account for income taxes in accordance with SFAS 109, Accounting for Income Taxes, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We evaluate the realizability of our deferred tax assets quarterly. At May 5, 2007, we had gross deferred tax assets of $206.1 million primarily resulting from temporary differences between the book and tax bases of assets and liabilities. We have conducted an assessment of the likelihood of realization of those deferred tax assets and concluded that a $44.9 million valuation allowance is needed to reserve the amount of the deferred tax assets that may not be realized due to the expiration of state credit carryovers. In reaching our conclusion, we evaluated certain relevant criteria including the existence of deferred tax liabilities that can be used to absorb deferred tax assets, the taxable income in prior carryback years that can be used to absorb net operating losses and taxable income in future years. Our judgments regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors. These changes, if any, may require material adjustments to these deferred tax assets, resulting in a reduction in net income or an increase in net loss in the period when such determinations are made.
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
The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. Based on an analysis of our historical forfeitures, we have applied an annual forfeiture rate of 3.4% to all unvested stock-based awards as of May 5, 2007. The 3.4% represents the portion that is expected to be forfeited each year over the vesting period. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those awards that vest.
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
ITEM 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Analog’s disclosure controls and procedures as of May 5, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of May 5, 2007, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in Internal Control over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended May 5, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
At all times since receiving notice of this inquiry, we have cooperated with the SEC. In November 2005, we and our President and CEO, Mr. Jerald G. Fishman, made an offer of settlement to the Staff of the SEC. In May 2007, the settlement was finalized with the Staff and we expect that it will be submitted to the Commission for approval; however, the settlement has not yet been considered or approved by the Commission. There can be no assurance a final settlement will be so approved.
The settlement addresses two separate issues. The first issue concerns our disclosure regarding grants of options to employees and directors prior to the release of favorable financial results. Specifically, the issue relates to options granted to our employees (including officers) on November 30, 1999 and to our employees (including officers) and directors on November 10, 2000. The settlement would conclude that we should have made disclosures in our proxy filings to the effect that we priced these stock options prior to releasing favorable financial results.
The second issue addressed by the settlement concerns the grant dates for options granted to employees (including officers) in 1998 and 1999, and the grant date for options granted to employees (including officers) and directors in 2001. Specifically, the settlement would conclude that the appropriate grant date for the September 4, 1998 options should have been September 8th (which is one trading day later than the date that was used to price the options); the appropriate grant date for the November 30, 1999 options should have been November 29th (which is one trading day earlier than the date that was used); and the appropriate grant date for the July 18, 2001 options should have been July 26th (which is five trading days after the original date).
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
Other Legal Proceedings
On June 14, 2005, Biax Corporation filed its first amended complaint for patent infringement in the United States District Court for the Eastern District of Texas against us and Intel Corporation, alleging that we infringed three patents owned by Biax relating to parallel processors. Prior to the filing of the first amended complaint, we were unaware of Biax or this action. The first amended complaint sought injunctive relief, unspecified damages with interest, as well as Biax’s costs, expenses and fees. On August 3, 2005, we filed an answer and counterclaimed against Biax. In the counterclaim, we sought rulings that the patents were not infringed, the patents were invalid and the patents were unenforceable. On November 7, 2005, Biax filed a second amended complaint alleging that we infringed two additional patents. We filed an answer and counterclaimed that the two additional patents were not infringed, the patents were invalid and the patents were unenforceable. In May 2007, the parties agreed to a settlement of this litigation for which we agreed to pay a nominal cash amount to Biax.
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

ITEM 1A. RISK FACTORS
Set forth below and elsewhere in this report and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. The description below includes any material changes to and supersedes the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended October 28, 2006 and “Part II, Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended February 3, 2007.
Our future revenue, gross margins and operating results are difficult to predict and may materially fluctuate.
Our future revenue, gross margins and operating results are difficult to predict and may be materially affected by a number of factors, including:
•	changes in customer demand for our products and for end products that incorporate our products;

•	the timing of new product announcements or introductions by us, our customers or our competitors;

•	competitive pricing pressures;

•	fluctuations in manufacturing yields, adequate availability of wafers and other raw materials, and manufacturing, assembly and test capacity;

•	the risk that our backlog could decline significantly;

•	the timing, delay or cancellation of significant customer orders and our ability to manage inventory;

•	our ability to hire, retain and motivate adequate numbers of engineers and other qualified employees to meet the demands of our customers;

•	changes in geographic, product or customer mix;

•	potential significant litigation-related costs;

•	the difficulties inherent in forecasting future operating expense levels;

•	the costs related to compliance with increasing worldwide environmental regulations;

•	the effect of adverse changes in economic conditions in the United States and international markets; and

•	the effects of public health emergencies, natural disasters, terrorist activities, international conflicts and other events beyond our control.
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
Our future success depends upon our ability to continue to improve our products, develop and market new products, and identify and enter new markets.
Our success significantly depends on our continued ability to improve our products and develop and market new products. Product development and enhancement is often a complex, time-consuming and costly process involving significant investment in research and development. There can be no assurance that we will be able to develop and introduce new and improved products in a timely or efficient manner or that new and improved products, if developed, will achieve market acceptance. Our products generally must conform to various evolving and sometimes competing industry standards, which may adversely affect our ability to compete in certain markets or require us to incur significant costs. In addition, our customers generally impose very high quality and reliability standards on our products, which often change and may be difficult or costly to satisfy. Any inability to satisfy such customer quality standards or comply with industry standards and technical requirements may adversely affect demand for our products and our results of operations. In addition, our growth is dependent on our continued ability to identify and penetrate new markets where we have limited experience and competition is intense. There can be no assurance that the markets we serve will grow in the future, that our existing and new products will meet the requirements of these markets, that our products will achieve customer acceptance in these markets, that competitors will not force prices to an unacceptably low level or take market share from us, or that we can achieve or maintain profits in these markets. Furthermore, a decline in demand in one or several of our end-user markets could have a material adverse effect on the demand for our products and our results of operations. Also, some of our customers in these markets are less established, which could subject us to increased credit risk.
We may not be able to compete successfully in markets within the semiconductor industry in the future.
Many other companies offer products that compete with our products. Some have greater financial, manufacturing, technical and marketing resources than we have. Some of our competitors may have better established supply or development relationships with our current and potential customers. Additionally, some formerly independent competitors have been purchased by larger companies. Our competitors also include emerging companies selling specialized products in markets we serve. Competition is based on design and quality of products, product performance, features and functionality, and price, with the relative importance of these factors varying among products, markets and customers. Existing or new competitors may develop products or technologies that more effectively address the demands of our customers and markets with enhanced features and functionality, lower power requirements, greater levels of integration or lower cost. Increased competition in certain markets has resulted in and may continue to result in declining average selling prices, reduced gross margins and loss of market share in such markets. There can be no assurance that we will be able to compete successfully in the future against existing or new competitors, or that our operating results will not be adversely affected by increased price competition.
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
The cyclical nature of the semiconductor industry has resulted in sustained and short-term periods when demand for our products has increased or decreased rapidly. During these periods of rapid increases in demand, our available capacity may not be sufficient to satisfy the available demand. In addition, we may not be able to expand our workforce and operations in a sufficiently timely manner, procure adequate resources, or locate suitable third-party suppliers, to respond effectively to changes in demand for our existing products or to the demand for new products requested by our customers, and our current or future business could be materially and adversely affected. Conversely, if we expand our operations and workforce too rapidly or procure excessive resources in anticipation of increased demand for our products, and such demand does not materialize at the pace at which we expect, our operating results may be adversely affected. These capacity expansions by us and other semiconductor manufacturers could also lead to overcapacity in our target markets which could lead to price erosion that would adversely impact our operating results.
Our revenue may not increase enough to offset the expense of additional capacity.
We, and the semiconductor industry generally, expand production facilities and access to third-party foundries in response to periods of increased demand which can cause operating expenses to increase. Should customer demand fail to increase or should we enter a period of reduced customer demand, our financial position and results of operations could be adversely impacted as a result of increased operating expenses, reduced margins, underutilization of capacity or asset impairment charges.
Our semiconductor products are complex and may contain undetected defects which could result in significant costs, claims and damage to our reputation, and adversely affect the market acceptance of our products.
Semiconductor products are highly complex and may contain undetected defects when they are first introduced or as new versions are developed. We invest significant resources in the testing of our products; however, if any of our products contain defects, we may be required to incur additional development and remediation costs, including pursuant to indemnification provisions in our customer contracts. These problems may divert our technical and other resources from other product development efforts and could result in claims against us by our customers or others, including liability for costs associated with product recalls. If any of our products contains defects, or has reliability, quality or compatibility problems, our reputation may be damaged, which could make it more difficult for us to sell our products to existing and prospective customers and could adversely affect our operating results.
We may be unable to adequately protect our proprietary rights, which may limit our ability to compete effectively.
Our success depends, in part, on our ability to protect our intellectual property. We primarily rely on patent, mask work, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies and processes. Despite our efforts to protect our proprietary technologies and processes, it is possible that competitors or other unauthorized third parties may obtain, copy, use or disclose our technologies and processes. Moreover, the laws of foreign countries in which we design, manufacture, market and sell our products may afford little or no effective protection of our proprietary technology.
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
During the first six months of fiscal 2007, approximately 73% of our revenue was derived from customers in international markets. Although we engage in hedging transactions to reduce our exposure to currency exchange rate fluctuations, there can be no assurance that our competitive position will not be adversely affected by changes in the exchange rate of the United States dollar against other currencies. Potential interest rate increases, particularly in the United States and China, as well as high energy costs could have an adverse impact on industrial and consumer spending patterns and could adversely impact demand for our products. We have manufacturing facilities outside the United States in Ireland and the Philippines. In addition to being exposed to the ongoing economic cycles in the semiconductor industry, we are also subject to the economic and political risks inherent in international operations and their impact on the United States economy in general, including the risks associated with ongoing uncertainties and political and economic instability in many countries around the world as well as the economic disruption from acts of terrorism, and the response to them by the United States and its allies. Other business risks associated with international operations include increased managerial complexities, air transportation disruptions, expropriation, currency controls, currency exchange rate movement, additional costs related to foreign taxes, tariffs and freight rate increases, exposure to different business practices and legal standards, particularly with respect to price protection and intellectual property, trade and travel restrictions, pandemics, import and export license requirements and restrictions, difficulties in staffing and managing worldwide operations, and accounts receivable collections.
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

				Approximate Dollar
			Total Number of	Value of Shares that
			Shares Purchased	May Yet Be
			as Part of Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans or
Period	Shares Purchased	Paid Per Share (a)	or Programs (b)	Programs
February 4, 2007 through March 3, 2007	3,346,584	$33.82	3,346,584	$866,024,324
March 4, 2007 through March 31, 2007	3,640,445	$35.77	3,636,367	$735,945,769
April 1, 2007 through May 5, 2007	3,328,015	$36.45	3,328,015	$614,629,122

Total	10,315,044	$35.36	10,310,966	$614,629,122

(a)	The average price paid per share of stock repurchased under the stock repurchase program includes the commissions paid to the brokers.

(b)	Repurchased pursuant to the stock repurchase program publicly announced on August 12, 2004. On December 6, 2006, our Board of Directors authorized the repurchase by us of an additional $1 billion of our common stock, increasing the total amount of our common stock we are authorized to repurchase from $2 billion to $3 billion. Under the repurchase program, we may repurchase outstanding shares of our common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.

ITEM 4. Submission of Matters to a Vote of Security Holders
At our Annual Meeting of Shareholders held on March 13, 2007, the following matters were acted upon by the shareholders of the Company:
1.	The election of four Class II Directors, each for a term of three years;

2.	The ratification of the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending November 3, 2007;

3.	A shareholder proposal to adopt a policy that a significant portion of future stock option grants to senior executives be performance based; and

4.	A shareholder proposal to amend the Company’s governance documents to provide for majority voting in non-contested director elections.
The results of the voting on each of the matters presented to shareholders at the Annual Meeting are set forth below:

	VOTES	VOTES	VOTES		BROKER
	FOR	WITHHELD	AGAINST	ABSTENTIONS	NON-VOTES
1. Election of four Class II Directors:

Jerald G. Fishman	268,023,689	23,967,822	N.A.	N.A.	N.A.

John C. Hodgson	284,800,804	7,190,707	N.A.	N.A.	N.A.

F. Grant Saviers	269,375,631	22,615,880	N.A.	N.A.	N.A.

Paul J. Severino	283,953,764	8,037,747	N.A.	N.A.	N.A.

2. Ratification of Ernst & Young LLP	287,018,034	N.A.	3,082,386	1,891,091	N.A.

3. Shareholder proposal re: performance-based stock options to senior executives	112,248,872	N.A.	142,995,501	2,902,548	33,844,590

4. Shareholder proposal re: majority voting in non-contested director elections	98,987,263	N.A.	155,993,032	3,166,626	33,844,590
The other directors of the Company, whose terms of office as directors continued after the Annual Meeting, are John L. Doyle, Christine King, Ray Stata, James A. Champy, Kenton J. Sicchitano and Lester C. Thurow.
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

ANALOG DEVICES, INC.
Date: May 22, 2007	By:	/s/ Jerald G. Fishman
Jerald G. Fishman
President and Chief Executive Officer (Principal Executive Officer)

Date: May 22, 2007	By:	/s/ Joseph E. McDonough
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