Form 10-Q
period 2007-08-04
ANALOG DEVICES INC
filed 2007-08-21
CIK 6281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 4, 2007
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☑
     As of August 4, 2007 there were 311,185,823 shares of Common Stock, $0.16 2/3 par value per share, outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(thousands, except per share amounts)

	Three Months Ended
	August 4, 2007	July 29, 2006
Product revenue	$680,312	$663,660
Cost of sales (1)	291,727	273,550

Gross margin	388,585	390,110

Operating expenses:
Research and development (1)	148,562	136,061
Selling, marketing, general and administrative (1)	102,379	99,663
Purchased in-process research and development	—	5,500

	250,941	241,224

Operating income	137,644	148,886

Nonoperating (income) expense:
Interest expense	—	4
Interest income	(17,721)	(26,716)
Other, net	1,272	435

	(16,449)	(26,277)

Income before income taxes	154,093	175,163

Provision for income taxes	33,658	30,478

Net income	$120,435	$144,685

Shares used to compute earnings per share – basic	318,465	357,887

Shares used to compute earnings per share – diluted	327,331	369,542

Earnings per share – basic	$0.38	$0.40

Earnings per share – diluted	$0.37	$0.39

Dividends declared and paid per share	$0.18	$0.16

(1) Includes stock-based compensation expense as follows:
Cost of sales	$2,477	$2,949
Research and development	$8,172	$8,302
Selling, marketing, general and administrative	$6,816	$8,055
See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(thousands, except per share amounts)

	Nine Months Ended
	August 4, 2007	July 29, 2006
Product revenue	$2,006,058	$1,928,834
Revenue from the one-time payment associated with the licensing of certain intellectual property rights	35,000	—

Total revenue	2,041,058	1,928,834
Cost of sales (1)	853,815	797,266

Gross margin	1,187,243	1,131,568

Operating expenses:
Research and development (1)	439,142	399,197
Selling, marketing, general and administrative (1)	300,105	293,376
Purchased in-process research and development	—	5,500
Special charges	15,312	1,013

	754,559	699,086

Operating income	432,684	432,482

Nonoperating (income) expense:
Interest expense	—	35
Interest income	(63,429)	(75,868)
Other, net	(16,414)	(10,261)

	(79,843)	(86,094)

Income before income taxes and minority interest	512,527	518,576

Provision for income taxes	113,728	107,513
Minority interest	(219)	—

Net income	$399,018	$411,063

Shares used to compute earnings per share — basic	329,050	362,749

Shares used to compute earnings per share — diluted	338,460	375,563

Earnings per share — basic	$1.21	$1.13

Earnings per share — diluted	$1.18	$1.09

Dividends declared and paid per share	$0.52	$0.40

(1) Includes stock-based compensation expense as follows:
Cost of sales	$8,085	$4,893
Research and development	$25,437	$27,108
Selling, marketing, general and administrative	$21,624	$25,829
See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands)

	August 4, 2007	October 28, 2006
Assets

Cash and cash equivalents	$393,898	$343,947
Short-term investments	889,692	1,784,387
Accounts receivable, net	350,868	329,393
Inventories (1):
Raw materials	17,520	16,430
Work in process	256,497	264,076
Finished goods	97,756	98,145

	371,773	378,651
Deferred tax assets	110,671	91,045
Deferred compensation plan investments	1,181	1,109
Prepaid expenses and other current assets	54,331	82,770

Total current assets	2,172,414	3,011,302

Property, plant and equipment, at cost:
Land and buildings	366,351	353,912
Machinery and equipment	1,415,793	1,371,332
Office equipment	79,451	78,976
Leasehold improvements	61,992	109,028

	1,923,587	1,913,248
Less accumulated depreciation and amortization	1,358,627	1,350,623

Net property, plant and equipment	564,960	562,625

Deferred compensation plan investments	33,937	30,579
Other investments	686	850
Goodwill	276,972	256,209
Intangible assets, net	33,893	42,808
Deferred tax assets	54,561	54,734
Other assets	28,944	27,744

Total other assets	428,993	412,924

	$3,166,367	$3,986,851

(1)	Includes $3,432 and $3,703 related to stock-based compensation at August 4, 2007 and October 28, 2006, respectively.
See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands, except share amounts)

	August 4, 2007	October 28, 2006
Liabilities and Shareholders’ Equity

Accounts payable	$138,987	$124,566
Deferred income on shipments to distributors	149,283	149,543
Income taxes payable	129,274	60,956
Deferred compensation plan liability	1,181	1,109
Accrued liabilities	141,130	154,769

Total current liabilities	559,855	490,943

Deferred income taxes	7,397	3,414
Deferred compensation plan liability	33,968	30,633
Other non-current liabilities	28,541	25,851

Total non-current liabilities	69,906	59,898

Minority interest	—	217

Commitments and contingencies

Shareholders’ Equity

Preferred stock, $1.00 par value, 471,934 shares authorized, none outstanding	—	—
Common stock, $0.16 2/3 par value, 1,200,000,000 shares authorized, 311,185,823 shares issued and outstanding (342,000,004 on October 28, 2006)	51,865	57,001
Capital in excess of par value	—	—
Retained earnings	2,471,627	3,378,999
Accumulated other comprehensive income (loss)	13,114	(207)

Total shareholders’ equity	2,536,606	3,435,793

	$3,166,367	$3,986,851

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(thousands)

	Nine Months Ended
	August 4, 2007	July 29, 2006
Cash flows from operating activities:
Net income	$399,018	$411,063
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	107,069	127,947
Amortization of intangibles	10,037	1,953
Stock-based compensation expense	55,146	57,830
Deferred income taxes	(10,574)	(32,386)
Excess tax benefit-stock options	(25,053)	(155,956)
Non-cash portion of special charge	—	459
Gain on sale of a product line	—	(13,027)
Gain on sale of an investment	(7,919)	—
Purchased in-process research and development	—	5,500
Minority interest	(219)	—
Other non-cash expense	315	664
Changes in operating assets and liabilities	109,695	50,320

Total adjustments	238,497	43,304

Net cash provided by operating activities	637,515	454,367

Cash flows from investing activities:
Purchases of short-term available-for-sale investments	(1,495,905)	(2,065,104)
Maturities of short-term available-for-sale investments	2,397,676	2,158,075
Additions to property, plant and equipment	(108,633)	(87,542)
(Increase) decrease in other assets	(18)	4,125
Payments for acquisitions	(9,160)	(14,913)
Proceeds from sale of a product line	—	23,070
Proceeds from sale of an investment	8,003	—

Net cash provided by investing activities	791,963	17,711

Cash flows from financing activities:
Repurchase of common stock	(1,329,521)	(667,970)
Net proceeds from employee stock plans	96,196	79,852
Excess tax benefit-stock options	25,053	155,956
Dividend payments to shareholders	(172,844)	(145,809)

Net cash used for financing activities	(1,381,116)	(577,971)

Effect of exchange rate changes on cash	1,589	1,427

Net increase (decrease) in cash and cash equivalents	49,951	(104,466)
Cash and cash equivalents at beginning of period	343,947	627,591

Cash and cash equivalents at end of period	$393,898	$523,125

See accompanying notes.

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED AUGUST 4, 2007
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
The Company has a 52-53 week fiscal year that ends on the Saturday closest to the last day in October. Fiscal 2007 is a 53-week fiscal year and fiscal 2006 was a 52-week fiscal year. The additional week in fiscal 2007 was included in the first quarter ended February 3, 2007. Therefore, the first nine months of fiscal 2007 included an additional week of operations as compared to the first nine months of fiscal 2006.
Note 2 — Stock-Based Compensation
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
On October 30, 2005 (the first day of its 2006 fiscal year), the Company adopted SFAS 123R using the modified prospective method as permitted under SFAS 123R. Under this transition method, compensation cost recognized in fiscal 2006 and fiscal 2007 includes: (a) compensation cost for all share-based payments granted prior to but not yet vested as of October 29, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to October 29, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective method of adoption, the Company’s results of operations and financial position for prior periods were not restated.
Grant-Date Fair Value
The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. Information pertaining to the Company’s stock option awards and the related estimated weighted-average assumptions to calculate the fair value of stock options granted during the three- and nine-month periods ended August 4, 2007 and July 29, 2006 are as follows:

	Three Months Ended		Nine Months Ended
	August 4,	July 29,	August 4,	July 29,
Stock Options	2007	2006	2007	2006

Options granted (in thousands)	109	158	7,649	8,398
Weighted-average exercise price of stock options	$38.74	$33.46	$33.50	$39.29
Weighted-average grant-date fair value of stock options	$11.52	$9.84	$9.49	$11.58
Assumptions:
Weighted-average expected volatility	30.5%	30.2%	30.9%	28.6%
Weighted-average expected term (in years)	5.1	5.0	5.1	5.0
Risk-free interest rate	4.9%	5.1%	4.6%	4.4%
Expected dividend yield	1.86%	1.92%	2.15%	1.24%

Expected volatility - The Company is responsible for estimating volatility and has considered a number of factors, including third-party estimates, when estimating volatility. For options granted prior to fiscal 2005, the Company used historical volatility to estimate the grant-date fair value of stock options. The Company changed its method of estimating expected volatility for all stock options granted after fiscal 2004 from exclusively relying on historical volatility to exclusively relying on implied volatility. This change was the result of a thorough review the Company undertook, which included consultations with several third-party advisors. The Company currently believes that the exclusive use of implied volatility results in a more accurate estimate of the grant-date fair value of employee stock options because it more appropriately reflects the market’s current expectations of future volatility. Historical volatility during the period commensurate with the expected term of the Company’s stock options over the past several years included a period of time when the Company’s stock price experienced unprecedented increases and subsequent declines. The Company believes that this past stock price volatility is unlikely to be indicative of future stock price behavior. Options in the Company’s common stock are actively traded on several exchanges. Implied volatility is calculated for the period that is commensurate with the option’s expected term assumption. Because this term often exceeds the period for which there are exchange-traded options in the Company’s common stock, statistical techniques are used to derive the implied volatility for traded options with terms commensurate with the option’s expected term of 5.1 years. This calculation of implied volatility is derived from the closing prices of both the Company’s common stock and exchange-traded options from the most recent five trading days prior to the grant date of the employee stock option.
Expected term - The Company uses historical employee exercise and option expiration data to estimate the expected term assumption for the Black-Scholes grant-date valuation. The Company believes that this historical data is currently the best estimate of the expected term of a new option, and that generally its employees exhibit similar exercise behavior.
Risk-free interest rate - The yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected term assumption is used as the risk-free interest rate.
Expected dividend yield - Expected dividend yield is calculated by annualizing the cash dividend declared by the Company’s Board of Directors for the current quarter and dividing that result by the closing stock price on the date of grant. Until such time as the Company’s Board of Directors declares a cash dividend for an amount that is different from the current quarter’s cash dividend, the current dividend will be used in deriving this assumption. Cash dividends are not paid on options, restricted stock or restricted stock units.
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
The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock-based award. Based on an analysis of its historical forfeitures, the Company has applied an annual forfeiture rate of 4.3% to all unvested stock-based awards as of August 4, 2007. The rate of 4.3% represents the portion that is expected to be forfeited each year over the vesting period. This analysis is re-evaluated quarterly and the forfeiture rate is adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those awards that vest.
The adoption of SFAS 123R had the following impact on the third quarter of fiscal 2007 results: operating profit before tax was lower by $17.2 million, net income was lower by $12.2 million, cash flow from operations was lower by $3.6 million, cash flow from financing activities was higher by $3.6 million and basic and diluted EPS were each lower by $0.04. The adoption of SFAS 123R had the following impact on results for the nine-months ended August 4, 2007: operating profit before tax was lower by $54.5 million, net income was lower by $38.7 million, cash flow from operations was lower by $25.1 million, cash flow from financing activities was higher by $25.1 million and basic and diluted EPS were each lower by $0.12.

The adoption of SFAS 123R had the following impact on the third quarter of fiscal 2006 results: operating profit before tax was decreased by $19.0 million, net income was decreased by $13.4 million, cash flow from operations was decreased by $141.2 million, cash flow from financing activities was increased by $141.2 million and basic and diluted EPS were each decreased by $0.04 The adoption of SFAS 123R had the following impact on results for the nine months ended July 29, 2006: operating profit before tax was decreased by $56.6 million, net income was decreased by $40.3 million, cash flow from operations was decreased by $156.0 million, cash flow from financing activities was increased by $156.0 million and basic and diluted EPS were each decreased by $0.11.
Stock-Based Compensation Activity
A summary of the activity under the Company’s stock option plans as of August 4, 2007 and changes during the three- and nine-month periods then ended is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Options	Average Exercise	Contractual	Intrinsic
Quarter-to-Date Activity	Outstanding	Price Per Share	Term in Years	Value

Options outstanding at May 5, 2007	83,187	$35.08
Options granted	109	$38.74
Options exercised	(969)	$18.47
Options forfeited	(243)	$35.14
Options expired	(386)	$43.84

Options outstanding at August 4, 2007	81,698	$35.24	5.4	$347,045

Options exercisable at August 4, 2007	54,670	$35.30	4.2	$286,904

Options vested or expected to vest at August 4, 2007 (1)	79,907	$35.21	5.4	$345,627

(1)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

		Weighted-
		Average
	Options	Exercise Price
Fiscal Year-to-Date Activity	Outstanding	Per Share

Options outstanding at October 28, 2006	84,461	$34.09
Options granted	7,649	$33.50
Options exercised	(6,450)	$14.93
Options forfeited	(1,537)	$35.12
Options expired	(2,425)	$44.00

Options outstanding at August 4, 2007	81,698	$35.24

During the three and nine months ended August 4, 2007, the total intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) was $19.8 million and $136.2 million, respectively, and the total amount of cash received from exercise of these options was $17.9 million and $96.2 million, respectively. The total grant-date fair value of stock options that vested during the three and nine months ended August 4, 2007 was approximately $1.0 million and $39.5 million, respectively.
During the three and nine months ended July 29, 2006, the total intrinsic value of options exercised was $9.3 million and $96.3 million, respectively, and the total amount of cash received from exercise of these options was $8.2 million and $68.0 million, respectively. The total grant-date fair value of stock options that vested during the three and nine months ended July 29, 2006 was approximately $1.0 million and $108.7 million, respectively.

A summary of the Company’s restricted stock and restricted stock unit awards activity as of August 4, 2007 and changes during the three- and nine- month periods then ended is presented below:

		Weighted-
	Restricted	Average Grant
	Shares	Date Fair Value
Quarter-to-Date Activity	Outstanding	Per Share

Non-vested shares outstanding at May 5, 2007	62	$34.29
Awards and/or units granted	4	$39.13
Restrictions lapsed	(3)	$32.33
Awards and/or units forfeited	—	—

Non-vested shares outstanding at August 4, 2007	63	$34.67

		Weighted-
	Restricted	Average Grant
	Shares	Date Fair Value
Fiscal Year-to-Date Activity	Outstanding	Per Share

Non-vested shares outstanding at October 28, 2006	55	$35.35
Awards and/or units granted	22	$34.44
Restrictions lapsed	(14)	$37.01
Awards and/or units forfeited	—	—

Non-vested shares outstanding at August 4, 2007	63	$34.67

As of August 4, 2007, there was $163.9 million (before tax consideration) of total unrecognized compensation cost related to unvested share-based awards, including stock options, restricted stock and restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.8 years.
Note 3 — Comprehensive Income
Components of comprehensive income include net income and certain transactions that have generally been reported in the consolidated statement of shareholders’ equity and consist of the following:

	Three Months Ended
	August 4, 2007	July 29, 2006
Net income	$120,435	$144,685

Foreign currency translation adjustments	773	(131)

Change in unrealized holding gains (net of taxes of $510 and $1,099, respectively) on securities classified as short-term investments	947	2,040

Change in unrealized holding gains (losses) (net of taxes of $5 and $144, respectively) on securities classified as other investments	9	(268)

Change in unrealized (losses) gains on derivative instruments designated as cash flow hedges	(850)	885

Other comprehensive income	879	2,526

Comprehensive income	$121,314	$147,211

	Nine Months Ended
	August 4, 2007	July 29, 2006
Net income	$399,018	$411,063

Foreign currency translation adjustments	5,826	575

Change in unrealized holding gains (net of taxes of $2,480 and $2,645, respectively) on securities classified as short-term investments	4,596	4,911

Change in unrealized holding losses (net of taxes of $75 and $248, respectively) on securities classified as other investments	(139)	(461)

Change in unrealized gains on derivative instruments designated as cash flow hedges	3,038	7,944

Other comprehensive income	13,321	12,969

Comprehensive income	$412,339	$424,032

The components of accumulated other comprehensive income (loss) at August 4, 2007 and October 28, 2006 consisted of the following:

	August 4, 2007	October 28, 2006
Foreign currency translation adjustment	$15,240	$9,414
Unrealized losses on available-for-sale securities	(914)	(5,371)
Unrealized gains on derivative instruments	3,457	419
Minimum pension liability adjustment	(4,669)	(4,669)

Total accumulated other comprehensive income (loss)	$13,114	$(207)

Note 4 — Earnings Per Share
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

	Three Months Ended
	August 4, 2007	July 29, 2006
Basic:
Net income	$120,435	$144,685

Weighted-average shares outstanding	318,465	357,887

Earnings per share	$0.38	$0.40

Diluted:
Net income	$120,435	$144,685

Weighted-average shares outstanding	318,465	357,887
Assumed exercise of common stock equivalents	8,866	11,655

Weighted-average common and common equivalent shares	327,331	369,542

Earnings per share	$0.37	$0.39

Anti-dilutive common stock equivalents related to outstanding stock options	40,064	56,118

	Nine Months Ended
	August 4, 2007	July 29, 2006
Basic:
Net income	$399,018	$411,063

Weighted-average shares outstanding	329,050	362,749

Earnings per share	$1.21	$1.13

Diluted:
Net income	$399,018	$411,063

Weighted-average shares outstanding	329,050	362,749
Assumed exercise of common stock equivalents	9,410	12,814

Weighted-average common and common equivalent shares	338,460	375,563

Earnings per share	$1.18	$1.09

Anti-dilutive common stock equivalents related to outstanding stock options	49,568	50,813

Note 5 — Special Charges
A summary of the Company’s special charges is as follows:

		Reorganization of Product
	Closure of Wafer	Development and Support	Total Special
Income Statement	Fabrication Facility	Programs	Charges

Fiscal 2005 Charges:
Workforce reductions	$20,315	$11,165	$31,480

Total Fiscal 2005 Charges	$20,315	$11,165	$31,480

Fiscal 2006 Charges:
Facility closure costs	$—	$554	$554
Abandonment of equipment	—	459	459
Other items	—	462	462
Change in estimate	(2,029)	—	(2,029)
Workforce reductions	—	2,344	2,344

Total Fiscal 2006 Charges	$(2,029)	$3,819	$1,790

Fiscal 2007 Charges:
Facility closure costs	$10,288	$—	$10,288
Workforce reductions	—	4,165	4,165
Other items	—	859	859

Total Fiscal 2007 Charges	$10,288	$5,024	$15,312

		Reorganization of Product
	Closure of Wafer	Development and Support	Total Special
Accrued Restructuring	Fabrication Facility	Programs	Charges

Balance at October 28, 2006	$5,903	$4,976	$10,879

Special Charges	3,608	1,588	5,196
Severance payments	(4,205)	(1,485)	(5,690)
Facility closure costs	(3,251)	—	(3,251)

Balance at February 3, 2007	$2,055	$5,079	$7,134

Special Charges	6,680	3,436	10,116
Severance payments	(987)	(1,340)	(2,327)
Facility closure costs	(1,979)	(208)	(2,187)

Balance at May 5, 2007	$5,769	$6,967	$12,736

Severance payments	(245)	(1,101)	(1,346)
Facility closure costs	(789)	(243)	(1,032)

Balance at August 4, 2007	$4,735	$5,623	$10,358

Closure of Wafer Fabrication Facility
During the fourth quarter of fiscal 2005, the Company recorded a special charge of $20.3 million as a result of a decision to close its California wafer fabrication operations and transfer virtually all of the production of products manufactured there to the Company’s facility in Wilmington, Massachusetts. The charge was for severance and fringe benefit costs that were recorded pursuant to SFAS 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits (SFAS 88), under the Company’s ongoing benefit plan for 339 manufacturing employees and 28 general and administrative employees at that site. The severance benefit was calculated based on length of past service, and employees had to continue to be employed until they were involuntarily terminated in order to receive the severance benefit. The Company completed the remaining cleanup and closure activities during the second quarter of fiscal 2007. The employment of all of the employees included in this action has been terminated by the Company.

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
The Company ceased production at the wafer fabrication facility on November 9, 2006. During the first quarter of fiscal 2007, the Company recorded additional expense, in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146), which consisted of $3.2 million for clean-up and closure costs that were charged to expense as incurred and $0.4 million for lease obligation costs for a warehouse facility the Company ceased using during the first quarter of fiscal 2007. During the second quarter of fiscal 2007, the Company recorded a special charge, in accordance with SFAS 146, which included $5.0 million of expense for future lease obligation costs for the wafer fabrication facility that the Company ceased using during the second quarter of fiscal 2007. Also included in the special charge was $1.7 million for clean-up and closure costs that were charged to expense as incurred. The clean-up activity was completed during the second quarter of fiscal 2007, and the Company does not expect to incur any additional expenses related to this action.
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
During fiscal 2006, the Company recorded an additional special charge of $3.8 million related to this reorganization action. Approximately $1.5 million of this charge was for lease obligation costs for a facility the Company ceased using during the first quarter of fiscal 2006 and the write-off of property, plant and equipment and other items at this facility. The remaining $2.3 million related to severance and fringe benefit costs that were recorded in the fourth quarter pursuant to SFAS 88 under the Company’s ongoing benefit plan or statutory requirements at foreign locations for 46 engineering and selling, marketing, general and administrative employees.
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
During the second quarter of fiscal 2007, the Company recorded an additional special charge of $3.4 million related to this reorganization action. Approximately $3.2 million relates to the severance and fringe benefit costs that were recorded in the second quarter pursuant to SFAS 88 under the Company’s ongoing benefit plan or minimum statutory requirements at foreign locations for 20 engineering and selling, marketing, general and administrative employees. The remaining $0.2 million of this charge was for lease obligation costs for a facility the Company ceased using during the second quarter of fiscal 2007.
As of August 4, 2007, eight of the 286 employees included in this reorganization action were still employed by the Company. These employees must continue to be employed until they are involuntarily terminated in order to receive the severance benefit.
Note 6 — Segment Information
The Company operates and tracks its results in one reportable segment. The Company designs, develops, manufactures and markets a broad range of integrated circuits. The Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

Revenue Trends by End Market
The categorization of revenue by end market is determined using a variety of data points including the technical characteristics of the product, the “sold to” customer information, the “ship to” customer information and the end customer product or application into which the Company’s product will be incorporated. As data systems for capturing and tracking this data evolve and improve, the categorization of products by end market can vary over time. When this occurs the Company reclassifies revenue by end market for prior periods. Such reclassifications typically do not materially change the sizing of, or the underlying trends of results within, each end market.

	Three Months Ended			Three Months Ended
	August 4, 2007			July 29, 2006
		% of Total			% of Total
		Product			Product
	Revenue	Revenue	Y/Y%	Revenue	Revenue
Industrial	$293,557	43%	3%	$285,334	43%
Communications	191,082	28%	(4%)	198,414	30%
Consumer	136,577	20%	24%	110,270	17%
Computer	59,096	9%	(15%)	69,642	10%

Total Product Revenue	$680,312	100%	3%	$663,660	100%

	Nine Months Ended			Nine Months Ended
	August 4, 2007			July 29, 2006
		% of Total			% of Total
		Product			Product
	Revenue	Revenue	Y/Y%	Revenue	Revenue
Industrial	$880,827	44%	8%	$818,728	43%
Communications	550,960	27%	(5%)	578,512	30%
Consumer	398,597	20%	27%	314,412	16%
Computer	175,674	9%	(19%)	217,182	11%

Total Product Revenue	$2,006,058	100%	4%	$1,928,834	100%

One-time payment associated with the licensing of IP*	35,000			—

Total Revenue	$2,041,058			$1,928,834

*	During the first quarter of fiscal 2007, the Company recorded revenue of $35 million received in exchange for licensing of certain intellectual property rights to a third party.

Revenue Trends by Product
The following table summarizes revenue by product categories. The categorization of the Company’s products into broad categories is based on the characteristics of the individual products, the specification of the products and in some cases the specific uses that certain products have within applications. The categorization of products into categories is therefore subject to judgment in some cases and can vary over time. In instances where products move between product categories the Company reclassifies the amounts in the product categories for all prior periods. Such reclassifications typically do not materially change the sizing of, or the underlying trends of results within, each product category.

	Three Months Ended			Three Months Ended
	August 4, 2007			July 29, 2006
		% of Total			% of Total
		Product			Product
	Revenue	Revenue	Y/Y%	Revenue	Revenue
Converters	$281,530	41%	5%	$268,949	41%
Amplifiers	144,103	21%	4%	138,634	21%
Power management & reference	50,019	7%	(8%)	54,661	8%
Other analog	98,020	15%	34%	73,102	11%

Total analog products	$573,672	84%	7%	$535,346	81%

General purpose DSP	52,891	8%	(1%)	53,187	8%
Wireless Chipsets	45,030	7%	(33%)	66,975	10%
Other DSP	8,719	1%	7%	8,152	1%

Total DSP products	$106,640	16%	(17%)	$128,314	19%

Total Product Revenue	$680,312	100%	3%	$663,660	100%

	Nine Months Ended			Nine Months Ended
	August 4, 2007			July 29, 2006
		% of Total			% of Total
		Product			Product
	Revenue	Revenue	Y/Y%	Revenue	Revenue
Converters	$819,850	41%	8%	$758,438	39%
Amplifiers	419,018	21%	7%	390,982	20%
Power management & reference	148,278	7%	(10%)	163,957	9%
Other analog	289,995	15%	32%	219,930	11%

Total analog products	$1,677,141	84%	9%	$1,533,307	79%

General purpose DSP	158,038	8%	5%	150,511	8%
Wireless Chipsets	147,337	7%	(27%)	201,895	11%
Other DSP	23,542	1%	(45%)	43,121	2%

Total DSP products	$328,917	16%	(17%)	$395,527	21%

Total Product Revenue	$2,006,058	100%	4%	$1,928,834	100%

One-time payment associated with the licensing of IP*	35,000			—

Total Revenue	$2,041,058			$1,928,834

*	During the first quarter of fiscal 2007, the Company recorded revenue of $35 million received in exchange for licensing of certain intellectual property rights to a third party.

Revenue Trends by Geographic Region
Product revenue by geographic region, based upon point of sale, for the three- and nine-month periods ended August 4, 2007 and July 29, 2006 are as follows:

	Three Months Ended		Nine Months Ended
Region	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
United States	$155,839	$164,842	$487,425	$487,103
Europe	154,252	148,721	452,733	422,749
Japan	130,100	123,169	385,677	360,501
China	109,546	90,178	288,136	256,773
Rest of Asia	130,575	136,750	392,087	401,708

Total Product Revenue	$680,312	$663,660	$2,006,058	$1,928,834

Note 7 — Goodwill and Intangible Assets
Goodwill
The Company evaluates goodwill for impairment annually as well as whenever events or changes in circumstances suggest that the carrying value of goodwill may not be recoverable. Because the Company has one reporting segment under SFAS 142, the Company utilizes the entity-wide approach for assessing goodwill for impairment and compares its market value to its net book value to determine if an impairment exists. No impairment of goodwill resulted from the Company’s most recent evaluation of goodwill for impairment, which occurred in the fourth quarter of fiscal 2006. No impairment of goodwill resulted in any of the fiscal periods presented. The Company’s next annual impairment assessment will be made in the fourth quarter of fiscal 2007. The following table presents the changes in goodwill during the first nine months of fiscal 2007 and the fiscal year ended October 28, 2006:

	For the nine	For the
	months	fiscal year
	ended	ended
	August 4,	October 28,
	2007	2006
Balance at beginning of period	$256,209	$163,373
Acquisition of TTPCom assets(1)	4,273	812
Acquisition of Integrant Technologies(2)	13,282	80,641
Acquisition of AudioAsics	—	7,250
Foreign currency translation adjustment	3,208	4,133

Balance at end of period	$276,972	$256,209

(1)	The Company paid its final milestone related to this acquisition in the second quarter of fiscal 2007.

(2)	The Company completed the final purchase accounting for this transaction during the first quarter of fiscal 2007, which resulted in an additional $5.6 million of goodwill. The Company also purchased additional outstanding minority shares related to this acquisition during the second and third quarters of fiscal 2007, which resulted in an additional $7.7 million of goodwill.
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

Intangible assets, which will continue to be amortized, consisted of the following:

	August 4, 2007		October 28, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Technology-based	$54,409	$25,837	$53,177	$17,714
Tradename	1,670	1,296	1,635	995
Customer Relationships	7,194	2,532	6,920	707
Other	6,585	6,300	6,617	6,125

Total	$69,858	$35,965	$68,349	$25,541

Intangible assets acquired prior to the third quarter of fiscal 2006 continue to be amortized on a straight-line basis over their estimated useful lives, which range from five to ten years. The $43.1 million of intangible assets acquired during the third and fourth quarters of fiscal 2006 are being amortized over their estimated useful lives of five years using an accelerated method of amortization that is expected to reflect the estimated pattern of economic use. The remaining amortization expense will be recognized over a weighted-average period of approximately 1.7 years. Amortization expense related to intangibles was $3.2 million and $1.1 million for the three-month periods ended August 4, 2007 and July 29, 2006, respectively, and $10.0 million and $2.0 million for the nine-month periods ended August 4, 2007 and July 29, 2006, respectively.
The Company expects amortization expense for these intangible assets to be:

Fiscal	Amortization
Year	Expense
Remainder of 2007	$3,117
2008	$12,477
2009	$9,426
2010	$5,924
2011	$2,761
2012	$188
Note 8 — Pension Plans
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
Net periodic pension cost of non-U.S. plans is presented in the following table:

	Three Months Ended
	August 4, 2007	July 29, 2006
Service cost	$2,799	$2,712
Interest cost	2,251	1,850
Expected return on plan assets	(2,428)	(1,819)
Amortization of prior service cost	2	30
Amortization of transitional asset	(10)	(7)
Recognized actuarial loss	206	398

Net periodic pension cost	$2,820	$3,164

	Nine Months Ended
	August 4, 2007	July 29, 2006
Service cost	$8,267	$7,836
Interest cost	6,704	5,344
Expected return on plan assets	(7,239)	(5,256)
Amortization of prior service cost	6	86
Amortization of transitional asset	(27)	(20)
Recognized actuarial loss	605	1,146

Net periodic pension cost	$8,316	$9,136

Pension contributions of $2.0 million and $6.3 million were made by the Company during the three and nine months ended August 4, 2007, respectively. The Company presently anticipates contributing an additional $1.6 million to fund its defined benefit pension plans in fiscal year 2007 for a total of $7.9 million.
Note 9 — Product Warranties
The Company generally offers a 12-month warranty for its products. The Company’s warranty policy provides for replacement of the defective product. Specific accruals are recorded for known product warranty issues. Product warranty expenses were not material during any of the three- and nine-month periods ended August 4, 2007 and July 29, 2006.
Note 10 — Commitments and Contingencies
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
At all times since receiving notice of this inquiry, the Company has cooperated with the SEC. In November 2005, the Company and its President and CEO, Mr. Jerald G. Fishman, made an offer of settlement to the Staff of the SEC. The settlement has been submitted to the Commission for approval. There can be no assurance a final settlement will be so approved.
The SEC’s inquiry focused on two separate issues. The first issue concerned the Company’s disclosure regarding grants of options to employees and directors prior to the release of favorable financial results. Specifically, the issue related to options granted to employees (including officers) of the Company on November 30, 1999 and to employees (including officers) and directors of the Company on November 10, 2000.
The second issue concerned the grant dates for options granted to employees (including officers) in 1998 and 1999, and the grant date for options granted to employees (including officers) and directors in 2001. Specifically, the settlement would conclude that the appropriate grant date for the September 4, 1998 options should have been September 8th (which is one trading day later than the date that was used to price the options); the appropriate grant date for the November 30, 1999 options should have been November 29th (which is one trading day earlier than the date that was used); and the appropriate grant date for the July 18, 2001 options should have been July 26th (which is five trading days after the original date).
In connection with the proposed settlement, the Company would consent to a cease-and-desist order under Section 10(b) of the Securities Exchange Act and Rule 10b-5 thereunder, would pay a civil money penalty of $3 million, and would reprice options granted to Mr. Fishman in certain years. Options granted to all others would be excluded from the repricing. Mr. Fishman would consent to a cease-and-desist order under Sections 17(a)(2) and (3) of the Securities Act, would pay a civil money penalty of $1 million, and would make a disgorgement payment with respect to options granted in certain years. With the exception of options granted in 1998, Mr. Fishman has not exercised or sold any of the options identified in this matter. The Company and Mr. Fishman would settle this matter without admitting or denying the Commission’s findings.

The Company has determined that no restatement of its historical financial results would be necessary due to the proposed settlement.
Other Legal Proceedings
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
Note 11 — Common Stock Repurchase
Since August 2004, the Company has had a common stock repurchase program in place. On December 6, 2006 the Board of Directors authorized the repurchase by the Company of an additional $1 billion of the Company’s common stock, increasing the total amount of the Company’s common stock the Company is authorized to repurchase from $2 billion to $3 billion. On June 6, 2007 the Board of Directors authorized the repurchase by the Company of an additional $1 billion of the Company’s common stock, increasing the total amount of the Company’s common stock the Company is authorized to repurchase from $3 billion to $4 billion. Under the repurchase program, the Company may repurchase outstanding shares of its common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of the Company’s Board of Directors, the repurchase program will expire when the Company has repurchased all shares authorized under the program. The Company repurchased approximately 16.9 million shares for approximately $631.7 million during the third quarter of fiscal 2007. As of August 4, 2007 the Company had repurchased a total of approximately 86.4 million shares of its common stock for approximately $3.0 billion under this program. The repurchased shares are held as authorized but unissued shares of common stock.
Note 12 — Related Party Transactions
One of the Company’s directors, who has served on the Company’s Board of Directors since 1988, became a director of Taiwan Semiconductor Manufacturing Company, or TSMC, in fiscal 2002 and continues to serve as a director of TSMC. Management believes the terms and prices for the purchases of products from TSMC are not affected by the presence of one of the Company’s directors on the Board of Directors of TSMC. The Company purchased approximately $72 million and $76 million of products from TSMC during the three-month periods ended August 4, 2007 and July 29, 2006, respectively, and approximately $224 million and $217 million during the nine-month periods ended August 4, 2007 and July 29, 2006, respectively. Approximately $34 million and $17 million was payable to TSMC as of August 4, 2007 and October 28, 2006, respectively. Management anticipates that it will make significant purchases from TSMC in the remaining quarter of fiscal year 2007.
Note 13 — New Accounting Standards
Accounting for Financial Assets and Financial Liabilities
In February 2007, the FASB, issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact, if any, that SFAS 159 may have on the Company’s financial condition, results of operations or liquidity.
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
Note 14 — Income Taxes
The Company’s income tax payable at August 4, 2007 was approximately $129.3 million, which included approximately $121.4 million for current U.S. federal, state and foreign tax filings. The remaining $7.9 million of income tax payable is for various other income taxes.
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
Note 15 — Maxim Litigation Settlement
The Company executed a legal settlement with Maxim Integrated Products, Inc. (Maxim) during the second quarter of fiscal 2007, which resulted in the Company receiving $19 million. The Company recorded $8.5 million as a credit to legal expense in selling, marketing, general and administrative expense based on management’s conclusion that this amount represents the fair value of external legal costs incurred by the Company in this matter. The remaining $10.5 million has been recorded in other income because the amount was not related to the reimbursement of external legal costs and management deems it to be an isolated event. This amount is earned in full because the Company has no future obligation to Maxim with respect to this payment.
Note 16 — Subsequent Event
On August 20, 2007, the Company’s Board of Directors declared a cash dividend of $0.18 per outstanding share of common stock. The dividend will be paid on September 19, 2007 to all shareholders of record at the close of business on August 31, 2007.

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
Results of Operations
(all tabular amounts in thousands except per share amounts and percentages)
Overview

	Three Months Ended		Nine Months Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Total Revenue	$680,312	$663,660	$2,041,058	$1,928,834
Gross Margin %	57.1%	58.8%	58.2%	58.7%
Net Income	$120,435	$144,685	$399,018	$411,063
Net Income as a % of Total Revenue	17.7%	21.8%	19.5%	21.3%
Diluted EPS	$0.37	$0.39	$1.18	$1.09
Fiscal 2007 is a 53-week year and fiscal 2006 was a 52-week year. The additional week in fiscal 2007 was included in the first quarter ended February 3, 2007. Therefore, the first nine months of fiscal 2007 included an additional week of operations as compared to the first nine months of fiscal 2006.
Revenue
Revenue in the third quarter of fiscal 2007 increased by $16.7 million, or 3%, from the amount recorded in the third quarter of fiscal 2006. This increase by end market and by product category is outlined below under Revenue Trends by End Market and Revenue Trends by Product. Revenue increased by $112.2 million, or 6%, in the nine months ended August 4, 2007 from the comparable period in fiscal 2006. This was primarily the result of an additional week of operations in the first quarter of fiscal 2007 as compared to fiscal 2006 and $35 million in revenue we recorded in the first quarter of fiscal 2007 in exchange for the licensing of certain intellectual property rights.

Revenue Trends by End Market
The categorization of revenue by end market is determined using a variety of data points including the technical characteristics of the product, the “sold to” customer information, the “ship to” customer information and the end customer product or application into which our product will be incorporated. As data systems for capturing and tracking this data evolve and improve, the categorization of products by end market can vary over time. When this occurs, we reclassify revenue by end market for prior periods. Such reclassifications typically do not materially change the sizing of, or the underlying trends of results within, each end market.

	Three Months Ended			Three Months Ended
	August 4, 2007			July 29, 2006
		% of Total			% of Total
		Product			Product
	Revenue	Revenue	Y/Y%	Revenue	Revenue
Industrial	$293,557	43%	3%	$285,334	43%
Communications	191,082	28%	(4%)	198,414	30%
Consumer	136,577	20%	24%	110,270	17%
Computer	59,096	9%	(15%)	69,642	10%

Total Product Revenue	$680,312	100%	3%	$663,660	100%

	Nine Months Ended			Nine Months Ended
	August 4, 2007			July 29, 2006
		% of Total			% of Total
		Product			Product
	Revenue	Revenue	Y/Y%	Revenue	Revenue
Industrial	$880,827	44%	8%	$818,728	43%
Communications	550,960	27%	(5%)	578,512	30%
Consumer	398,597	20%	27%	314,412	16%
Computer	175,674	9%	(19%)	217,182	11%

Total Product Revenue	$2,006,058	100%	4%	$1,928,834	100%

One-time payment associated with the licensing of IP*	35,000			—

Total Revenue	$2,041,058			$1,928,834

*	During the first quarter of fiscal 2007, we recorded revenue of $35 million received in exchange for licensing of certain intellectual property rights to a third party.
Industrial — The year-to-year increases in both the three- and nine-month periods were primarily the result of revenue growth in products sold into the automotive area of the industrial end market. The year-to-year increase in the nine-month period was also attributable to an increase in sales to the instrumentation portion of this end market.
Communications — The year-to-year decreases in both the three- and nine-month periods were a result of a decline in handset chipsets sales as compared to the same periods of fiscal 2006. These decreases were partially offset by an increase in revenue from the wireless basestation end market. The year-to-year decrease in the nine-month period was also attributable to the loss of revenue from our DSP-based DSL ASIC and network processor product line that we sold in the second quarter of fiscal 2006.
Consumer — The year-to-year increases in both the three- and nine-month periods were primarily the result of increased sales of our products into digital home applications, including advanced television systems and video game applications, during fiscal 2007.

Computer — The year-to-year decreases in both the three- and nine-month periods were partially the result of refocusing our power management portfolio toward portable devices and partially attributable to an overall weak personal computer market in fiscal 2007.
Intellectual Property Revenue — During the first quarter of fiscal 2007 we recorded revenue of $35 million received in exchange for licensing of certain intellectual property rights to a third party.
Revenue Trends by Product
The following table summarizes revenue by product categories. The categorization of our products into broad categories is based on the characteristics of the individual products, the specification of the products and in some cases the specific uses that certain products have within applications. The categorization of products into categories is therefore subject to judgment in some cases and can vary over time. In instances where products move between product categories we reclassify the amounts in the product categories for all prior periods. Such reclassifications typically do not materially change the sizing of, or the underlying trends of results within, each product category.

	Three Months Ended			Three Months Ended
	August 4, 2007			July 29, 2006
		% of Total			% of Total
		Product			Product
	Revenue	Revenue	Y/Y%	Revenue	Revenue
Converters	$281,530	41%	5%	$268,949	41%
Amplifiers	144,103	21%	4%	138,634	21%
Power management & reference	50,019	7%	(8%)	54,661	8%
Other analog	98,020	15%	34%	73,102	11%

Total analog products	$573,672	84%	7%	$535,346	81%

General purpose DSP	52,891	8%	(1%)	53,187	8%
Wireless Chipsets	45,030	7%	(33%)	66,975	10%
Other DSP	8,719	1%	7%	8,152	1%

Total DSP products	$106,640	16%	(17%)	$128,314	19%

Total Product Revenue	$680,312	100%	3%	$663,660	100%

	Nine Months Ended			Nine Months Ended
	August 4, 2007			July 29, 2006
		% of Total			% of Total
		Product			Product
	Revenue	Revenue	Y/Y%	Revenue	Revenue
Converters	$819,850	41%	8%	$758,438	39%
Amplifiers	419,018	21%	7%	390,982	20%
Power management & reference	148,278	7%	(10%)	163,957	9%
Other analog	289,995	15%	32%	219,930	11%

Total analog products	$1,677,141	84%	9%	$1,533,307	79%

General purpose DSP	158,038	8%	5%	150,511	8%
Wireless Chipsets	147,337	7%	(27%)	201,895	11%
Other DSP	23,542	1%	(45%)	43,121	2%

Total DSP products	$328,917	16%	(17%)	$395,527	21%

Total Product Revenue	$2,006,058	100%	4%	$1,928,834	100%

One-time payment associated with the licensing of IP*	35,000			—

Total Revenue	$2,041,058			$1,928,834

*	During the first quarter of fiscal 2007, we recorded revenue of $35 million received in exchange for licensing of certain intellectual property rights to a third party.

The significant changes in our revenue trends by product type in the three- and nine-month periods of fiscal 2007 as compared to the same periods of fiscal 2006 were the year-to-year increase in our other analog product category, primarily as a result of increased sales of products used in video game applications and a decline in products used in wireless chipsets, which is a function of the significant volatility in demand for products in the wireless chipset category. The power management and reference product category was lower in the three- and nine-month periods of fiscal 2007 as compared to fiscal 2006 partially as a result of refocusing our power management portfolio towards portable devices and partially attributable to an overall weak personal computer market in fiscal 2007. The year-to-year decline in sales for the nine-month period of fiscal 2007 as compared to the same period of fiscal 2006 in the other DSP product category was primarily attributable to the loss of revenue from our DSP-based DSL ASIC and network processor product line that we sold in the second quarter of fiscal 2006.
Revenue Trends by Geographic Region
Product revenue by geographic region, based upon point of sale, for the three- and nine-month periods ended August 4, 2007 and July 29, 2006 are as follows:

	Three Months Ended		Nine Months Ended
Region	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
United States	$155,839	$164,842	$487,425	$487,103
Europe	154,252	148,721	452,733	422,749
Japan	130,100	123,169	385,677	360,501
China	109,546	90,178	288,136	256,773
Rest of Asia	130,575	136,750	392,087	401,708

Total Product Revenue	$680,312	$663,660	$2,006,058	$1,928,834

Gross Margin

	Three Months Ended		Nine Months Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Gross Margin	$388,585	$390,110	$1,187,243	$1,131,568
Gross Margin %	57.1%	58.8%	58.2%	58.7%
Gross margin percentage decreased 170 basis points in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006. This decrease in gross margin percentage was primarily the result of higher sales in the third quarter of fiscal 2007 of products used in consumer electronics, which currently earn relatively lower gross margins than our average products. Gross margin percentage was lower by 50 basis points in the nine months ended August 4, 2007 as compared to the same period of fiscal 2006, as the higher sales of our lower margin consumer products during the first nine months of fiscal 2007 was partially offset by the $35 million in revenue recorded in the first quarter of fiscal 2007 in exchange for licensing of certain intellectual property rights to a third party with no associated cost of sales.
Stock-Based Compensation Expense
During the first quarter of fiscal 2006, on October 30, 2005, we adopted the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, using the modified prospective application method. Compensation cost is calculated on the date of grant using the fair value of the options as calculated using the Black-Scholes valuation model. The Black-Scholes valuation model requires us to make several assumptions. One of the key assumptions is expected volatility. For options granted prior to fiscal 2005, we used historical volatility to estimate the grant-date fair value of stock options. We changed our method of estimating expected volatility for all stock options granted after fiscal 2004 from exclusively relying on historical volatility to exclusively relying on implied volatility. This change was the result of a thorough review we undertook that included consultations with several third-party advisors. We currently believe that the exclusive use of implied volatility results in a more accurate estimate of the grant-date fair value of employee stock options because it more appropriately reflects the market’s expectations of future volatility. Historical volatility during the period commensurate with the expected term of our stock options over the past several years included a period of time during which our stock price experienced unprecedented increases and subsequent declines. We believe that this past stock price volatility is unlikely to be indicative of future stock price behavior.
In the third quarter of fiscal 2007, we recognized $17.2 million of stock-based compensation expense, or 2.5% of product revenue, as a result of the adoption of SFAS 123R. The adoption of SFAS 123R reduced diluted EPS for the third quarter of fiscal 2007 by $0.04. For the nine months ended August 4, 2007, we recognized $54.5 million of stock-based compensation expense, or 2.7% of product revenue, as a result of the adoption of SFAS 123R. The adoption of SFAS 123R reduced diluted EPS for the nine-month period ended August 4, 2007 by $0.12. We expect that stock-based compensation related to our adoption of SFAS 123R will reduce diluted EPS by approximately $0.04 in the fourth quarter of fiscal 2007.
As of August 4, 2007, the total compensation cost related to unvested awards not yet recognized in the statement of income was approximately $163.9 million (before tax consideration), which we expect to recognize over a weighted-average period of 1.8 years.
See Note 2 to our Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q for further information regarding our adoption of SFAS 123R.
Research and Development

	Three Months Ended		Nine Months Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
R&D Expenses	$148,562	$136,061	$439,142	$399,197
R&D Expenses as a % of Product Revenue	21.8%	20.5%	21.9%	20.7%
Research and development, or R&D, expenses increased $12.5 million, or 9%, in the third quarter of fiscal 2007 as compared to the third quarter of fiscal 2006. This increase was primarily the result of higher employee salary and benefit expense primarily as a result of an increase in our employee population and was partially offset by lower employee bonus expense.
R&D expenses increased $39.9 million, or 10%, in the first nine months of fiscal 2007 as compared to the first nine months of fiscal 2006. This increase was primarily the result of the extra week of operations in the first quarter of fiscal 2007. In addition, salary and benefit expense was higher in the first nine months of fiscal 2007 compared to the same period of fiscal 2006 primarily as a result of an increase in our employee population. These increases were partially offset by lower employee bonus expense during the first nine months of fiscal 2007 as compared to the same period of fiscal 2006.
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
Selling, Marketing, General and Administrative

	Three Months Ended		Nine Months Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
SMG&A Expenses	$102,379	$99,663	$300,105	$293,376
SMG&A Expenses as a % of Product Revenue	15.0%	15.0%	14.9%	15.2%
Selling, marketing, general and administrative, or SMG&A, expenses increased $2.7 million, or 3%, in the third quarter of fiscal 2007 as compared to the third quarter of fiscal 2006. This increase was primarily the result of higher employee salary and benefit expense partially offset by lower employee bonus expense.
SMG&A expenses increased $6.7 million, or 2%, in the first nine months of fiscal 2007 as compared to the comparable period of fiscal 2006. This increase was primarily the result of the extra week of operations in the first quarter of fiscal 2007 and higher employee salary and benefit expense, partially offset by lower employee bonus expense and the $8.5 million related to the reimbursement of legal expenses we received as a result of the settlement of litigation in the second quarter of fiscal 2007.
Purchased In-process Research and Development
In the third quarter of fiscal 2006, we incurred a charge of $5.5 million for the write-off of in-process research and development in connection with the acquisition of certain intellectual property assets of TTPCom Limited.
Special Charges
Closure of Wafer Fabrication Facility
During the fourth quarter of fiscal 2005, we recorded a special charge of $20.3 million as a result of a decision to close our California wafer fabrication operations and transfer virtually all of the production of products manufactured there to our facility in Wilmington, Massachusetts. The charge was for severance and fringe benefit costs that were recorded pursuant to SFAS 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, or SFAS 88, under our ongoing benefit plan for 339 manufacturing employees and 28 general and administrative employees. The severance benefit was calculated based on length of past service, and employees had to continue to be employed until they were involuntarily terminated in order to receive the severance benefit. We completed the remaining cleanup and closure activities during the second quarter of fiscal 2007. We terminated the employment of all of the employees included in this action.
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
We ceased production at the wafer fabrication facility on November 9, 2006. During the first quarter of fiscal 2007, we recorded additional expense, in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which consisted of $3.2 million for clean-up and closure costs that were charged to expense as incurred and $0.4 million for lease obligation costs for a warehouse facility we ceased using during the first quarter of fiscal 2007. During the second quarter of fiscal 2007, we recorded a special charge, in accordance with SFAS 146, which included $5.0 million of expense for future lease obligation costs for the wafer fabrication facility that we ceased using during the second quarter of fiscal 2007. Also included in this special charge was $1.7 million for clean-up and closure costs that were charged to expense as incurred. The clean-up activity was completed during the second quarter of fiscal 2007, and we do not expect to incur any additional expenses related to this action.
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
During the second quarter of fiscal 2007, we recorded an additional special charge of $3.4 million related to this reorganization action. Approximately $3.2 million relates to the severance and fringe benefit costs that were recorded in the second quarter pursuant to SFAS 88 under our ongoing benefit plan or minimum statutory requirements at foreign locations for 20 engineering and selling, marketing, general and administrative employees. The remaining $0.2 million of this charge was for lease obligation costs for a facility we ceased using during the second quarter of fiscal 2007.
As of August 4, 2007, eight of the 286 employees included in this reorganization action were still employed by us. These employees must continue to be employed until they are involuntarily terminated in order to receive the severance benefit.
We do not expect to incur any further material charges related to this reorganization action. These organizational changes are expected to result in savings of approximately $30 million per year once fully completed in the fourth quarter of fiscal 2007. These savings are expected to be realized as follows: approximately $17 million in R&D expenses, approximately $10 million in SMG&A expenses and approximately $3 million in cost of sales. A portion of these savings associated with these charges are reflected in our current results.
Operating Income

	Three Months Ended		Nine Months Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Operating Income	$137,644	$148,886	$432,684	$432,482
Operating Income as a % of Total Revenue	20.2%	22.4%	21.2%	22.4%
The $11.2 million decrease in operating income in the third quarter of fiscal 2007 as compared to the third quarter of fiscal 2006 was the result of a 1.7% decrease in the gross margin percentage and increases in other operating expenses of approximately $9.7 million, which were partially offset by a $16.7 million increase in revenue. The increases in other operating expenses are more fully described above under the headings Research and Development and Selling, Marketing, General and Administrative and Purchased In-process Research and Development.
Operating income was relatively flat in the first nine months of fiscal 2007 as compared to the same period of fiscal 2006. A $112.2 million increase in revenue was offset by a 0.5% reduction in gross margin percentage and a $55.5 million increase in operating expenses as more fully described above under the headings Research and Development and Selling, Marketing, General and Administrative, Special Charges and Purchased In-process Research and Development.
Nonoperating (Income) Expense

	Three Months Ended		Nine Months Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Interest expense	$—	$4	$—	$35
Interest income	(17,721)	(26,716)	(63,429)	(75,868)
Other (income) / expense, net	1,272	435	(16,414)	(10,261)

Total nonoperating income	$(16,449)	$(26,277)	$(79,843)	$(86,094)

Nonoperating income decreased by $9.8 million in the third quarter of fiscal 2007 as compared to the same period in the prior fiscal year as a result of lower invested cash balances, which was partially offset by higher interest rates in the third quarter of fiscal 2007 as compared to the third quarter of fiscal 2006.

The $6.3 million decrease in nonoperating income in the first nine months of fiscal 2007 as compared to the same period in the prior fiscal year was a result of lower invested cash balances that were partially offset by the higher interest rates in the first nine months of fiscal 2007 as compared to the same period of fiscal 2006. This decrease in interest income was partially offset by a $7.9 million gain from the sale of an investment in the first quarter of fiscal 2007 and a $10.5 million settlement we received in the second quarter of fiscal 2007. We recognized a $13.0 million gain on the sale of a product line in the second quarter of fiscal 2006.
Provision for Income Taxes

	Three Months Ended		Nine Months Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Provision for Income Taxes	$33,658	$30,478	$113,728	$107,513
Effective Income Tax Rate	21.8%	17.4%	22.2%	20.7%
Our effective tax rate reflects the applicable tax rates in effect in the various tax jurisdictions around the world where our income is earned.
Our effective tax rate for the third quarter of fiscal 2007 was higher by 440 basis points as compared to the same period in the prior fiscal year. The fiscal 2006 tax rate was lower primarily as a result of a one-time tax benefit of $8.5 million associated with an IRS settlement which we recorded in the third quarter of fiscal 2006.
Our effective tax rate for the first nine months of fiscal 2007 was higher by 150 basis points as compared to the first nine months of fiscal 2006. The increase was primarily due to the higher tax rate on the following fiscal 2007 transactions: the one-time receipt of $35 million associated with the licensing of intellectual property to a third party, the gain on the sale of an investment of $7.9 million and the $19 million received from the settlement of litigation. These items were partially offset by a one time tax benefit of $8.5 million associated with the settlement of the IRS examination during the third quarter of fiscal 2006, a tax benefit from the reinstatement of the U.S. federal research and development tax credit in fiscal 2007 and a $9.9 million cumulative adjustment recorded in fiscal 2007 related to the application of this credit to a portion of our fiscal 2006 results.
Net Income

	Three Months Ended		Nine Months Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Net Income	$120,435	$144,685	$399,018	$411,063
Net Income as a % of Total Revenue	17.7%	21.8%	19.5%	21.3%
Diluted EPS	$0.37	$0.39	$1.18	$1.09
Net income in the third quarter of fiscal 2007 was lower than in the third quarter of fiscal 2006 by approximately $24.3 million primarily as a result of the $11.2 million decrease in operating income, the $9.8 million decrease in nonoperating income and a higher provision for income taxes in fiscal 2007.
In the nine-month period ended August 4, 2007, net income was lower than in the same period of the prior year by approximately $12.0 million primarily as a result of the $6.3 million decrease in nonoperating income and a higher provision for income taxes in fiscal 2007.

Related Party Transactions
One of our directors, who has served on our Board of Directors since 1988, became a director of Taiwan Semiconductor Manufacturing Company, or TSMC, in fiscal 2002 and continues to serve as a director of TSMC. Management believes the terms and prices for the purchases of products from TSMC are not affected by the presence of one of our directors on the Board of Directors of TSMC. We purchased approximately $72 million and $76 million of products from TSMC during the three-month periods ended August 4, 2007 and July 29, 2006, respectively, and approximately $224 million and $217 million during the nine-month periods ended August 4, 2007 and July 29, 2006, respectively. Approximately $34 million and $17 million was payable to TSMC as of August 4, 2007 and October 28, 2006, respectively. Management anticipates that we will make significant purchases from TSMC in the remainder of fiscal year 2007.
Outlook
We are planning for revenues for the fourth quarter of fiscal 2007 to be in the range of $680 million to $710 million. We are also planning for our gross margin percentage for the fourth quarter of fiscal 2007 to be approximately flat to the third quarter of fiscal 2007. Operating expenses are planned to be flat or slightly higher in the fourth quarter of fiscal 2007 as a result of our plan to continue increasing R&D spending on new analog products while reducing spending in other product areas. Diluted EPS for the fourth quarter of fiscal 2007 is planned to be in the range of $0.36 to $0.40. This estimate of diluted EPS includes approximately $0.05 per share related to stock-based compensation expense and previously announced acquisition-related expenses.
Liquidity and Capital Resources

	Nine Months Ended
	August 4, 2007	July 29, 2006
Net Cash Provided by Operations	$637,515	$454,367
Net Cash Provided by Operations as a % of Total Revenue	31.2%	23.6%
At August 4, 2007, cash, cash equivalents and short-term investments totaled $1,283.6 million, a decrease of $844.7 million from the fourth quarter of fiscal 2006. The primary sources of funds for the first nine months of fiscal 2007 were net cash generated from operating activities of $637.5 million and proceeds of $96.2 million from our various employee stock plans. The principal uses of funds for the first nine months of fiscal 2007 were the repurchase of approximately 37.3 million shares of our common stock for an aggregate of $1,329.5 million, dividend payments of $172.8 million and capital expenditures of $108.6 million.

	August 4, 2007	October 28, 2006
Accounts Receivable	$350,868	$329,393
Days Sales Outstanding	47	47
Inventory	$371,773	$378,651
Days Cost of Sales in Inventory	116	128
Accounts receivable at August 4, 2007 increased $21.5 million, or 7%, from the end of the fourth quarter of fiscal 2006. The increase in receivables was primarily related to the higher shipment rate in the last month of the third quarter of fiscal 2007 as compared to the fourth quarter of fiscal 2006.
Inventory at August 4, 2007 decreased by $6.9 million, or 2%, from the end of fiscal 2006. The decrease in inventory was primarily caused by our continuing effort to balance production, demand and inventory levels.
Net additions to property, plant and equipment were $108.6 million in the first nine months of fiscal 2007 and were funded with a combination of cash on hand and cash generated from operations. Capital expenditures are expected to be approximately $152 million in fiscal 2007.

On August 20, 2007, our Board of Directors declared a cash dividend of $0.18 per outstanding share of our common stock. The dividend is payable on September 19, 2007 to shareholders of record on August 31, 2007 and is expected to be approximately $56 million in the aggregate. The payment of future dividends will be based on several factors including our financial performance, outlook and liquidity. Quarterly dividends are expected to continue at $0.18 per share, although they remain subject to declaration or change by our Board of Directors.
At August 4, 2007, our principal source of liquidity was $1,283.6 million of cash and cash equivalents and short-term investments. We believe that our existing sources of liquidity and cash expected to be generated from future operations, together with anticipated available long-term financing, will be sufficient to fund operations, capital expenditures, research and development efforts, dividend payments (if any) and purchases of stock (if any) under our stock repurchase program for at least the next twelve months and thereafter for the foreseeable future.
New Accounting Pronouncements
Accounting for Financial Assets and Financial Liabilities
In February 2007, the Financial Accounting Standards Board (FASB), issued Statement of Financial Accounting Standard (SFAS) 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently evaluating the impact, if any, that SFAS 159 may have on our financial condition, results of operations or liquidity.
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
Accounting for Income Taxes
We account for income taxes in accordance with SFAS 109, Accounting for Income Taxes, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We evaluate the realizability of our deferred tax assets quarterly. At August 4, 2007, we had gross deferred tax assets of $209.2 million primarily resulting from temporary differences between the book and tax bases of assets and liabilities. We have conducted an assessment of the likelihood of realization of those deferred tax assets and concluded that a $44 million valuation allowance is needed to reserve the amount of the deferred tax assets that may not be realized due to the expiration of certain state credit carryovers. In reaching our conclusion, we evaluated certain relevant criteria including the existence of deferred tax liabilities that can be used to absorb deferred tax assets, the taxable income in prior carryback years in the impacted state jurisdictions that can be used to absorb net operating losses and taxable income in future years. Our judgments regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors. These changes, if any, may require material adjustments to these deferred tax assets, resulting in a reduction in net income or an increase in net loss in the period when such determinations are made.
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
Expected volatility - We are responsible for estimating volatility and have considered a number of factors, including third-party estimates, when estimating volatility. For options granted prior to fiscal 2005, we used historical volatility to estimate the grant-date fair value of stock options. We changed our method of estimating expected volatility for all stock options granted after fiscal 2004 from exclusively relying on historical volatility to exclusively relying on implied volatility. This change was the result of a thorough review we undertook which included consultations with several third-party advisors. We currently believe that the exclusive use of implied volatility results in a more accurate estimate of the grant-date fair value of employee stock options because it more appropriately reflects the market’s expectations of future volatility. Historical volatility during the period commensurate with the expected term of our stock options over the past several years included a period of time that our stock price experienced unprecedented increases and subsequent declines. We believe that this past stock price volatility is unlikely to be indicative of future stock price behavior. Options in our stock are actively traded on several exchanges. Implied volatility is calculated for the period that is commensurate with the option’s expected term assumption. Because this term often exceeds the period for which there are exchange-traded options in our stock, statistical techniques are used to derive the implied volatility for traded options with terms commensurate with the option’s expected term of 5.1 years. This calculation of implied volatility is derived from the closing prices of our stock and exchange-traded options from the most recent five trading days prior to the grant date of the employee stock option. In general, the higher the expected volatility used in the Black-Scholes valuation model, the higher the grant-date fair value of the option.
Expected term - We use historical employee exercise and option expiration data to estimate the expected term assumption for the Black-Scholes grant-date valuation. We believe that this historical data is currently the best estimate of the expected term of a new option, and that generally, all of our employees exhibit similar exercise behavior. In general, the longer the expected term used in the Black-Scholes valuation model, the higher the grant-date fair value of the option.
Risk-free interest rate - The yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected term assumption is used as the risk-free interest rate.
Expected dividend yield - Expected dividend yield is calculated by annualizing the cash dividend declared by our Board of Directors for the current quarter and dividing that result by the closing stock price on the date of grant of the option. Until such time as our Board of Directors declares a cash dividend for an amount that is different from the current quarter’s cash dividend, the current dividend will be used in deriving this assumption. Cash dividends are not paid on options, restricted stock or restricted stock units.
The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. Based on an analysis of our historical forfeitures, we have applied an annual forfeiture rate of 4.3% to all unvested stock-based awards as of August 4, 2007. The rate of 4.3% represents the portion that is expected to be forfeited each year over the vesting period. This analysis is re-evaluated quarterly and the forfeiture rate is adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those awards that vest.
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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
In our Annual Report on Form 10-K for the year ended October 28, 2006 we disclosed that our annual interest income would change by approximately $16 million in fiscal 2006 and $16 million in fiscal 2005 for each 100 basis point increase or decrease in interest rates. We also disclosed that the fair values of our investment portfolio would change by approximately $6 million in fiscal 2006 and $14 million in fiscal 2005 for each 100 basis point increase or decrease in interest rates. Based on our lower levels of cash and short term investment balances as of August 4, 2007, our interest income over the next twelve months would change by approximately $8 million and the fair value of our investment portfolio would change by approximately $0.3 million for each 100 basis point increase or decrease in interest rates. There have been no other material changes in the information provided under Item 7A. “Qualitative and Quantitative Disclosures about Market Risk” set forth in our Annual Report on Form 10-K for the year ended October 28, 2006.
ITEM 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Analog’s disclosure controls and procedures as of August 4, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of August 4, 2007, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in Internal Control over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended August 4, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
At all times since receiving notice of this inquiry, we have cooperated with the SEC. In November 2005, we and our President and CEO, Mr. Jerald G. Fishman, made an offer of settlement to the Staff of the SEC. The settlement has been submitted to the Commission for approval. There can be no assurance a final settlement will be so approved.
The SEC’s inquiry focused on two separate issues. The first issue concerned our disclosure regarding grants of options to employees and directors prior to the release of favorable financial results. Specifically, the issue related to options granted to our employees (including officers) on November 30, 1999 and to our employees (including officers) and directors on November 10, 2000.
The second issue concerned the grant dates for options granted to employees (including officers) in 1998 and 1999, and the grant date for options granted to employees (including officers) and directors in 2001. Specifically, the settlement would conclude that the appropriate grant date for the September 4, 1998 options should have been September 8th (which is one trading day later than the date that was used to price the options); the appropriate grant date for the November 30, 1999 options should have been November 29th (which is one trading day earlier than the date that was used); and the appropriate grant date for the July 18, 2001 options should have been July 26th (which is five trading days after the original date).
In connection with the proposed settlement, we would consent to a cease-and-desist order under Section 10(b) of the Securities Exchange Act and Rule 10b-5 thereunder, would pay a civil money penalty of $3 million, and would reprice options granted to Mr. Fishman in certain years. Options granted to all others would be excluded from the repricing. Mr. Fishman would consent to a cease-and-desist order under Sections 17(a)(2) and (3) of the Securities Act, would pay a civil money penalty of $1 million, and would make a disgorgement payment with respect to options granted in certain years. With the exception of options granted in 1998, Mr. Fishman has not exercised or sold any of the options identified in this matter. We and Mr. Fishman would settle this matter without admitting or denying the Commission’s findings.
We have determined that no restatement of our historical financial results would be necessary due to the proposed settlement.
Other Legal Proceedings
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
On May 25, 2006, we filed a lawsuit in United States District Court for the District of Delaware against Linear Technology Corp. (“LTC”), alleging infringement of three of our patents by LTC’s making, selling and using various products. In addition, we also sought a declaratory judgment that our products do not infringe eight patents allegedly owned by LTC (the “LTC patents”) and that the LTC patents are invalid. On July 28, 2006, LTC filed an answer and counterclaims, denying that its products infringe the asserted patents and asking the court to declare such patents invalid. LTC also claimed that we, by making, selling and using various power management products, are infringing seven of the eight LTC patents. LTC seeks damages in an unspecified amount and injunctive relief. On August 21, 2006, we filed our answer to LTC’s counterclaims, denying all liability to LTC. The case is currently in the discovery phase and trial is scheduled to begin in June 2008. We intend to vigorously pursue our claims against LTC, and to vigorously defend against LTC’s counterclaims. We are unable at this time to predict the outcome of this litigation; however, we believe that the final disposition of this matter will not have a material adverse effect on us or our financial position.
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

ITEM 1A. Risk Factors
Set forth below and elsewhere in this report and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. The description below includes any material changes to and supersedes the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended October 28, 2006 and “Part II, Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended May 5, 2007.
Our future revenue, gross margins and operating results are difficult to predict and may materially fluctuate.
Our future revenue, gross margins and operating results are difficult to predict and may be materially affected by a number of factors, including:
•	changes in customer demand for our products and for end products that incorporate our products;

•	the timing of new product announcements or introductions by us, our customers or our competitors;

•	competitive pricing pressures;

•	fluctuations in manufacturing yields, adequate availability of wafers and other raw materials, and manufacturing, assembly and test capacity;

•	the risk that our backlog could decline significantly;

•	the timing, delay or cancellation of significant customer orders and our ability to manage inventory;

•	our ability to hire, retain and motivate adequate numbers of engineers and other qualified employees to meet the demands of our customers;

•	changes in geographic, product or customer mix;

•	potential significant litigation-related costs;

•	the difficulties inherent in forecasting future operating expense levels;

•	the costs related to compliance with increasing worldwide environmental regulations;

•	changes in our effective tax rate;

•	the effect of adverse changes in economic conditions in the United States and international markets; and

•	the effects of public health emergencies, natural disasters, terrorist activities, international conflicts and other events beyond our control.
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
We, and many companies in the semiconductor industry, rely on internal manufacturing capacity, wafer fabrication foundries and other sub-contractors in geologically unstable locations around the world. This reliance involves risks associated with the impact of earthquakes on us and the semiconductor industry, including temporary loss of capacity, availability and cost of key raw materials and equipment and availability of key services including transport of our products worldwide. Any prolonged inability to utilize one of our manufacturing facilities, or those of our subcontractors or third party wafer-fabrication foundries, as a result of fire, natural disaster, unavailability of electric power or otherwise, would have a material adverse effect on our results of operations and financial condition.
We are exposed to business, economic, political and other risks through our significant worldwide operations.
During the first nine months of fiscal 2007, approximately 76% of our revenue was derived from customers in international markets. Although we engage in hedging transactions to reduce our exposure to currency exchange rate fluctuations, there can be no assurance that our competitive position will not be adversely affected by changes in the exchange rate of the United States dollar against other currencies. Potential interest rate increases, particularly in the United States and China, as well as high energy costs could have an adverse impact on industrial and consumer spending patterns and could adversely impact demand for our products. We have manufacturing facilities outside the United States in Ireland and the Philippines. In addition to being exposed to the ongoing economic cycles in the semiconductor industry, we are also subject to the economic and political risks inherent in international operations and their impact on the United States economy in general, including the risks associated with ongoing uncertainties and political and economic instability in many countries around the world as well as the economic disruption from acts of terrorism, and the response to them by the United States and its allies. Other business risks associated with international operations include increased managerial complexities, air transportation disruptions, expropriation, currency controls, currency exchange rate movement, additional costs related to foreign taxes, tariffs and freight rate increases, exposure to different business practices and legal standards, particularly with respect to price protection and intellectual property, trade and travel restrictions, pandemics, import and export license requirements and restrictions, difficulties in staffing and managing worldwide operations, and accounts receivable collections.
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

We are subject to increasingly strict environmental regulations, which could increase our expenses and affect our operating results.
Our industry is subject to environmental regulations that control and restrict the use, transportation, emission, discharge, storage and disposal of certain chemicals used in the manufacturing process. Public attention on environmental controls has increased, and changes in environmental regulations might require us to invest in costly remediation equipment or alter the way our products are made. In addition, we use hazardous and other regulated materials that subject us to risks of liability for damages caused by accidental releases, regardless of fault. Any failure to control such materials adequately or to comply with regulatory restrictions could increase our expenses and adversely affect our operating results.
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

				Approximate Dollar
			Total Number of	Value of Shares that
			Shares Purchased	May Yet Be
			as Part of Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans or
Period	Shares Purchased	Paid Per Share (a)	or Programs (b)	Programs
May 6, 2007 through June 2, 2007	2,168,677	$37.13	2,168,677	$534,113,498
June 3, 2007 through June 30, 2007	9,767,800	$36.83	9,767,800	$1,174,329,864
July 1, 2007 through August 4, 2007	4,954,889	$38.63	4,954,889	$982,920,556

Total	16,891,366	$37.40	16,891,366	$982,920,556

(a)	The average price paid per share of stock repurchased under the stock repurchase program includes the commissions paid to the brokers.

(b)	Repurchased pursuant to the stock repurchase program publicly announced on August 12, 2004. On December 6, 2006, our Board of Directors authorized the repurchase by us of an additional $1 billion of our common stock, increasing the total amount of our common stock we are authorized to repurchase from $2 billion to $3 billion. On June 6, 2007, our Board of Directors authorized the repurchase by us of an additional $1 billion of our common stock, increasing the total amount of our common stock we are authorized to repurchase from $3 billion to $4 billion. Under the repurchase program, we may repurchase outstanding shares of our common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.
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

ANALOG DEVICES, INC.

Date: August 21, 2007	By:	/s/ Jerald G. Fishman Jerald G. Fishman
President and Chief Executive Officer (Principal Executive Officer)

Date: August 21, 2007	By:	/s/ Joseph E. McDonough Joseph E. McDonough
Vice President-Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
No.	Description
10.1	Form of Confirming Memorandum for Grants of Non-Qualified Stock Options to Directors for usage under the Registrant’s 2006 Stock Incentive Plan.

31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

32.1	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).

32.2	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer).