Form 10-K
period 2007-11-03
ANALOG DEVICES INC
filed 2007-11-30
CIK 6281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 3, 2007
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

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant was approximately $8,498,000,000 based on the last reported sale of the Common Stock on the New York Stock Exchange Composite Tape reporting system on May 4, 2007. Shares of voting and non-voting stock held by executive officers, directors and holders of more than 5% of the outstanding stock have been excluded from this calculation because such persons or institutions may be deemed affiliates. This determination of affiliate status in not a conclusive determination for other purposes.

As of November 3, 2007 there were 303,354,180 shares of Common Stock, $0.16 2/3 par value per share, outstanding.

Documents Incorporated by Reference

Document Description	Form 10-K Part

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held March 11, 2008	III

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
ANALOG DEVICES, INC.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A. CONTROLS AND PROCEDURES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ITEM 9B. OTHER INFORMATION
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
SIGNATURES
EX-2.1 Purchase and Sale Agreement, dated September 9, 2007
EX-2.2 Form of License Agreement
EX-10.2 Amended and Restated Deferred Compensation Plan
EX-10.39 Fifth Amendment dated September 14, 2007
EX-21 Subsidiaries of the Company
EX-23 Consent of Ernst & Young LLP
EX-31.1 Section 302 Certification of CEO
EX-31.2 Section 302 Certification of CFO
EX-32.1 Section 906 Certification of CEO
EX-32.2 Section 906 Certification of CFO

PART I

ITEM 1.	BUSINESS

Company Overview

We are a world leader in the design, manufacture and marketing of high-performance analog, mixed-signal and digital signal processing integrated circuits used in industrial, communication, computer and consumer applications. Since our inception in 1965, we have focused on solving the engineering challenges associated with signal processing in electronic equipment. Our products are embedded inside electronics that people come into contact with every day. Real world signal processing describes the process of converting real-world phenomena such as temperature, motion, pressure, light and sound into electrical signals to be used in a wide array of electronic equipment including industrial process control, factory automation systems, defense electronics, portable wireless communications devices, cellular basestations, central office networking equipment, computers, automobiles, medical imaging equipment, digital cameras and digital televisions. Signal processing technology is a critical element of high-speed communications, digital entertainment, and other consumer, computer and industrial applications. As new generations of digital applications evolve, they generate new needs for high-performance analog signal processing and digital signal processing, or DSP, technology. We produce a wide range of products that are designed to meet the signal processing technology needs of a broad base of customers.

In September 2007, we entered into a definitive agreement to sell our baseband chipset business and related support operations, or Baseband Chipset Business, to MediaTek Inc. Accordingly, these operations have been presented as a discontinued operation within the consolidated financial statements in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). The financial statements and related footnote disclosures reflect the results of this business in discontinued operations, net of applicable income taxes for all reporting periods presented. Unless otherwise noted, the discussions contained in the Annual Report on Form 10-K relate only to results from continuing operations. The Company expects to recognize a gain from the sale of the Baseband Chipset Business upon completion of the sale in the first quarter of fiscal 2008.

During our fiscal year ended November 3, 2007, or fiscal 2007, approximately 47% of our product revenue came from the industrial market, which includes factory automation, medical equipment, scientific instrumentation, automatic test equipment, automotive electronics, security equipment, and aerospace and defense systems.

Revenue from the communications market represented approximately 22% of our fiscal 2007 product revenue. Communications applications include wireless handsets and wireless basestations, as well as products used for high-speed access to the Internet, including central office networking equipment.

The demand for our products used in high-performance consumer electronics represented approximately 22% of our product revenue for fiscal 2007. Applications in this market include digital cameras and camcorders, flat-panel and plasma digital televisions, video game applications and surround sound audio systems.

We also serve the personal computer and network server markets with products that monitor and manage power usage, and enable high-quality audio. In fiscal 2007, the computer market accounted for approximately 9% of our product revenue.

We sell our products worldwide through a direct sales force, third-party distributors and independent sales representatives and through our website. We have direct sales offices in 18 countries, including the United States.

We are headquartered near Boston, in Norwood, Massachusetts, and have manufacturing facilities in Massachusetts, Ireland and the Philippines. We were founded in 1965 and are incorporated in Massachusetts. As of November 3, 2007, we employed approximately 9,600 individuals worldwide. Our common stock is listed on the New York Stock Exchange under the symbol ADI and is included in the Standard & Poor’s 500 Index.

We maintain a website with the address www.analog.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission. We also make available on our website our corporate governance guidelines, the charters for our audit committee, compensation committee, and nominating and corporate governance committee, our stock option granting policies, our code of business conduct and ethics, and our related person transaction policy, and such information is available in print to any shareholder of Analog Devices who requests it. In addition, we intend to disclose on our website any amendments to, or waivers from, our code of business conduct and ethics that are required to be publicly disclosed pursuant to rules of the Securities and Exchange Commission and the New York Stock Exchange.

Industry Background

All electronic signals fall into one of two categories, analog or digital. Analog, also known as linear, signals represent real-world phenomena, such as temperature, pressure, sound, speed and motion. This information can be detected and measured using analog sensors by generating continuously-varying voltages and currents. The signals from these sensors are initially processed using analog methods, such as amplification, filtering and shaping. They are then usually converted to digital form for storage or further manipulation. The further manipulation of the signals after conversion to digital form is called “digital signal processing.” Digital signals represent the “ones” and “zeros” of binary arithmetic and are either on or off. Digital signals are frequently converted back to analog form for functions such as video display, audio output or control. These manipulations and transformations from analog to digital and back to analog are known as “real-world signal processing.”

Significant developments in semiconductor technology in recent years have substantially increased the performance and functionality of integrated circuits, or ICs, used in signal processing applications. These developments include: the ongoing transition to digital media for communications, music, photography, and video, which has increased the need for precise, high-speed signal conditioning interfaces between the analog world and digital electronics; the ability to combine analog and digital signal processing capability on a single chip, thereby making possible more highly-integrated solutions; and the widespread application of low-cost, high-performance microprocessor-based systems, which enables customers to convert analog information into digital information that can be managed by these microprocessors. At the same time, the convergence of computing, communications, and consumer electronics has resulted in end products that incorporate state-of-the-art signal processing capability onto fewer chips and with less power consumption. Our products are designed to be used within electronic equipment to achieve higher performance, including greater speed, improved accuracy, more efficient signal processing and minimized power consumption.

Principal Products

We design, manufacture and market a broad line of high-performance ICs that incorporate analog, mixed-signal and digital signal processing technologies. Our ICs are designed to address a wide range of real-world signal processing applications. Across the entire range of our product portfolio are both general-purpose products used by a broad range of customers and applications as well as application-specific products designed for specific clusters of customers in key target markets. By using readily available, high-performance, general-purpose products in their systems, our customers can reduce the time they need to bring new products to market. Given the high cost of developing more customized ICs, our standard products often provide the most cost-effective solution for many low to medium volume applications. However, in some communications, computer and consumer products, we focus on working with leading customers to design application-specific solutions. We begin with our existing core technologies in data conversion, amplification, power management, radio frequency and DSP, and devise a solution to more closely meet the needs of a specific customer or group of customers. Because we have already developed the core technology for our general-purpose products, we can create application-specific solutions quickly.

We produce and market several thousand products. Our ten highest revenue products, in the aggregate, accounted for approximately 10% of our revenue for fiscal 2007. The majority of our products are proprietary, meaning equivalent products are not available from competitors. A limited number of other companies may provide products with similar functions.

Analog Products

Our analog IC technology has been the foundation of our business for over four decades, and we believe we are one of the world’s largest suppliers of analog ICs. Our analog signal processing ICs are primarily high-performance devices, generally defined as devices that support a minimum of 10-bits of accuracy and a minimum of 50 megahertz of speed. The principal advantages these products have versus competitors’ products include higher accuracy, lower cost per function, smaller size, lower power consumption and fewer components resulting in improved reliability. The majority of our analog signal processing IC product revenue is attributable to sales of data converters and amplifiers. The data converter and amplifier product categories represented approximately 66% of our fiscal 2007 product revenue. Over the past several years we have been expanding our analog IC product offerings along the entire signal chain and into product areas such as radio frequency integrated circuits, or RF ICs, power management products, phase locked loops and high-speed clock ICs.

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

Our analog technology base also includes products using an advanced IC technology known in the industry as surface micromachining, which is used to produce semiconductor products known as micro-electromechanical systems, or MEMS. This technology enables extremely small mechanical sensing elements to be built on the surface of a chip along with supporting circuitry. In addition to incorporating an electro-mechanical structure, these devices also have analog circuitry for conditioning signals obtained from the sensing element. The integration of signal conditioning and MEMS is a unique feature of our products which we call iMEMS®. Our iMEMS product portfolio includes accelerometers used to sense acceleration, and gyroscopes used to sense position. The majority of our current revenue from MEMS products is derived from accelerometers used by automotive manufacturers in airbag applications and in video game applications. However, revenue from consumer and industrial customers is increasing as we develop products using this technology for applications in these end markets.

DSP Products

DSPs are processors that are optimized for high-speed numeric calculations, which are essential for instantaneous, or real-time, processing of digital data generated, in most cases, from analog to digital signal conversion. DSP product revenue represented 10% of our fiscal 2007 product revenue. Our DSP products are designed to be fully programmable and to efficiently execute specialized software programs, or algorithms, associated with processing digitized real-time, real-world data. Programmable DSPs provide the flexibility to modify the device’s function quickly and inexpensively using software. We offer both general-purpose and application-specific DSP products. General-purpose DSP IC customers typically write their own algorithms using software development tools that we provide and software development tools they obtain from third-party suppliers. Our application-specific DSP products typically include software for applications such as audio processing, telecommunications or image processing. Our DSPs are designed in families of products that share a common architecture and therefore can execute the same software. We support these products with easy-to-use, low-cost development tools, which are designed to reduce our customers’ product development costs and time-to-market.

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

Defense/Aerospace — The defense, commercial avionics and space markets all require high-performance ICs that meet rigorous environmental and reliability specifications. Many of our analog ICs can be supplied in versions that meet these standards. In addition, many products can be supplied to meet the standards required for broadcast satellites and other commercial space applications. Most of our products sold in this market are specifically tested versions of products derived from our standard product offering. Customer products include navigation systems, flight simulators, radar systems and security devices.

Automotive — Although the automotive market has historically been served with low-cost, low-performance ICs, demand has emerged for higher performance devices for a wide range of safety and entertainment applications, as well as powertrain electronics. In response, we have developed products specifically for the automotive market. We supply a MEMS IC used as a crash sensor in airbag systems, roll-over sensing, global positioning satellite, or GPS, automotive navigation systems, anti-lock brakes and “smart” suspension systems. In addition, our analog and DSP ICs have application in engine control, in-cabin electronics, audio and collision avoidance systems.

Communications — The development of broadband, wireless and Internet infrastructures around the world has created an important market for our communications products. Communications technology involves the acquisition of analog signals that are converted from analog to digital and digital to analog form during the process of transmitting and receiving data. The need for higher speed and reduced power consumption, coupled with more reliable, bandwidth-efficient communications, has been creating demand for our products. Our products are used in the full spectrum of signal processing for audio, data, image and video communication. In wireless and broadband communication applications, our products are incorporated into cellular handsets, cellular base station equipment, pagers, PBX switches, routers and remote access servers.

Consumer — Increased market demand for digital entertainment systems and the consumer demand for high quality voice, music, movies and photographs has allowed us to combine analog and digital design capability to provide solutions that meet the rigorous cost requirements of the consumer electronics market. The emergence of high-performance, feature-rich consumer products, such as digital camcorders and cameras, home theater systems, LCD and plasma digital televisions, video projectors, video game applications and high-definition DVD recorders/players, has created a market for our high-performance ICs with a high level of specific functionality.

Computer— We currently supply ICs used in computers for enhanced audio input and output capability for business and entertainment applications. These products are sold under the brand name, SoundMAX®. A variety of our analog products also have application in network servers and laptop PCs, as well as computer peripherals such as displays, printers and scanners.

Research and Development

Our markets are characterized by rapid technological changes and advances. Accordingly, we make substantial investments in the design and development of new products and manufacturing processes, and the improvement of existing products and manufacturing processes. We spent approximately $519 million during fiscal 2007 on the design, development and improvement of new and existing products and manufacturing processes, compared to approximately $469 million during fiscal 2006 and approximately $438 million during fiscal 2005.

Our research and development strategy focuses on building technical leadership in core technologies for signal sensing, conditioning, conversion and processing. In addition, we have been increasing our investment in analog products used for power management. In support of our research and development activities, we employ thousands of engineers involved in product and manufacturing process development at over 40 design centers and manufacturing sites located throughout the world.

Patents and Other Intellectual Property Rights

We seek to establish and maintain our proprietary rights in our technology and products through the use of patents, copyrights, trademarks and trade secret laws. We have a program to file applications for and obtain patents, copyrights, and trademarks in the United States and in selected foreign countries where we believe filing for such protection is appropriate. We also seek to maintain our trade secrets and confidential information by nondisclosure policies and through the use of appropriate confidentiality agreements. We have obtained a substantial number of patents and trademarks in the United States and in other countries. As of November 3, 2007, we held approximately 1,388 U.S. patents and approximately 488 non-provisional pending U.S. patent applications. There can be no assurance, however, that the rights obtained can be successfully enforced against infringing products in every jurisdiction. In connection with our announced divestiture transactions expected to close in fiscal 2008, we will transfer ownership of approximately 73 U.S. patents and 60 non-provisional pending U.S. patent applications. While our patents, copyrights, trademarks and trade secrets provide some advantage and protection, we believe our competitive position and future success is largely determined by such factors as the system and application knowledge, innovative skills, technological expertise, and management ability and experience of our personnel, the range and success of new products being developed by us, our market brand recognition and ongoing marketing efforts, customer service and technical support. It is generally our policy to seek patent protection for significant inventions that may be patented, though we may elect, in certain cases, not to seek patent protection even for significant inventions, if we determine other protection, such as maintaining the invention as a trade secret, to be more advantageous. We also have trademarks that are used in the conduct of our business to distinguish genuine Analog Devices products and we maintain cooperative advertising programs to promote our brands and identify products containing genuine Analog Devices components. In addition, we have registered certain of our mask sets, which are akin to the blueprint for building an IC, under the Semiconductor Chip Protection Act of 1984.

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

Approximately 53% of our fiscal 2007 product revenue was derived from sales made through distributors. Revenue is deferred on sales made through distributors until the distributors resell our products to the end customer, known as “100% sell out” or “100% sell through” in the industry. These distributors typically maintain an inventory of our products. Some of them also sell products competitive with our products, including those for which we are an alternate source. Sales to certain distributors are made under agreements that provide protection to the distributors for their inventory of our products including limited product return privileges and protection against price reductions and products that are slow-moving or that we have discontinued.

The categorization of sales into geographic regions is based upon the location of the customer.

Approximately 26% of our fiscal 2007 product revenue was to customers in the United States. As of November 3, 2007, we had 11 direct sales offices in the United States.

Approximately 24% of our fiscal 2007 product revenue was to customers in Europe. As of November 3, 2007, we had direct sales offices in Austria, Belgium, Denmark, France, Germany, Israel, Italy, the Netherlands, Sweden, and the United Kingdom.

Approximately 20% of our fiscal 2007 product revenue was to customers in Japan.

Approximately 13% of our fiscal 2007 product revenue was to customers in China and approximately 17% was to customers elsewhere in Asia, principally Taiwan and Korea. As of November 3, 2007, we had direct sales offices in the Asia region in China, Hong Kong, India, Japan, Korea, Singapore, and Taiwan.

We also have sales representatives and/or distributors in over 40 countries outside North America, including countries where we also have direct sales offices. For further detail regarding revenue and financial information about geographic areas, see our Consolidated Financial Statements and Note 4 in the related Notes contained in Item 8 of this Annual Report on Form 10-K.

Our worldwide technical direct field sales efforts are supported by an extensive promotional program that includes editorial coverage and paid advertising in trade publications, direct mail programs, promotional brochures, technical seminars and participation in trade shows. We publish and distribute full-length databooks, product catalogs, applications guides, technical handbooks and detailed data sheets for individual products. We also provide this information and sell products via our worldwide website on the Internet. We maintain a staff of field application engineers who aid customers in incorporating our products into their products.

We have tens of thousands of customers worldwide. Our largest single customer, excluding distributors, represented approximately 3% of our fiscal 2007 product revenue, and our 20 largest customers, excluding distributors, accounted for approximately 27% of our fiscal 2007 product revenue.

Seasonality

Sales to customers during our first fiscal quarter are sometimes lower than other quarters due to plant shutdowns at some of our customers during the holiday season. In general, the seasonality for any specific period of time has not had a material impact on our results of operations. In addition, as explained in our risk factors included elsewhere in this report, our revenue is more likely to be influenced on a quarter to quarter basis by cyclicality in the semiconductor industry.

Foreign Operations

Through subsidiaries and affiliates, we conduct business in numerous countries outside the United States. During fiscal 2007, approximately 74% of our product revenue was derived from customers in international markets. Our international business is subject to risks customarily encountered in foreign operations, including fluctuations in foreign currency exchange rates and controls, import and export controls, and other laws, policies and regulations of foreign governments. Although we engage in hedging transactions to reduce our exposure to currency exchange rate fluctuations, there can be no assurance that our competitive position will not be adversely affected by changes in the exchange rate of the United States dollar against other currencies.

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

We develop and employ a wide variety of proprietary manufacturing processes that are specifically tailored for use in fabricating high-performance linear, mixed-signal and MEMS ICs. We also use bipolar and complementary metal-oxide semiconductor, or CMOS, wafer fabrication processes.

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

Capital spending including that related to our Baseband Chipset Business, which is reflected as a discontinued operation, was $141.8 million in fiscal 2007, compared with $129.3 million in fiscal 2006. We currently plan to make capital expenditures of approximately $160 million in fiscal 2008.

Our products require a wide variety of components, raw materials and external foundry services, most of which we purchase from third-party suppliers. We have multiple sources for many of the components and materials that we purchase and incorporate into our products. However, a large portion of our external wafer purchases and foundry services are from a limited number of suppliers, primarily Taiwan Semiconductor Manufacturing Company (TSMC). If TSMC or any of our other key suppliers are unable or unwilling to manufacture and deliver sufficient quantities of components to us, on the time schedule and of the quality that we require, we may be forced to seek to engage additional or replacement suppliers, which could result in significant expenses and disruptions or delays in manufacturing, product development and shipment of product to our customers. Although we have experienced shortages of components, materials and external foundry services from time to time, these items have generally been available to us as needed.

Backlog

Backlog at the end of fiscal 2007 was approximately $408 million, up from approximately $376 million at the end of fiscal 2006. This backlog includes approximately $14 million and $10 million at November 3, 2007 and October 28, 2006, respectively, from our CPU voltage regulation and PC thermal monitoring business that will be reclassified in the first quarter of fiscal 2008 to discontinued operations. Additional information relating to this divestiture is set forth below under the heading Acquisitions, Divestitures and Investments. We define backlog as of a particular date as firm orders with a customer or distributor requested delivery date within thirteen weeks. Backlog is impacted by the tendency of customers to rely on shorter lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog and, in some instances, we may not have manufacturing capacity sufficient to fulfill all orders. As is customary in the semiconductor industry, we allow most orders to be cancelled or deliveries delayed by customers without significant penalty. Accordingly, we believe that our backlog at any time should not be used as an indication of our future revenue.

In some of our markets where end-user demand may be particularly volatile and difficult to predict, some customers place orders that require us to manufacture product and have it available for shipment, even though the customer is unwilling to make a binding commitment to purchase all, or even any, of the product. At any given time, this situation could affect a portion of our backlog. As a result, we may incur inventory and manufacturing costs in advance of anticipated sales and are subject to the risk of cancellation of orders leading to a sharp reduction of sales and backlog. Further, those orders may be for products that meet the customer’s unique requirements so that those cancelled orders would, in addition, result in an inventory of unsaleable products, resulting in potential inventory write-offs. As a result of lengthy manufacturing cycles, for some of our products that are subject to these uncertainties, the amount of unsaleable product could be substantial.

Government Contracts

We estimate that approximately 3% of our fiscal 2007 product revenue was attributable to sales to the U.S. government and government contractors and subcontractors. Our government contract business is predominantly in the form of negotiated, firm fixed-price subcontracts. All such contracts and subcontracts contain standard provisions relating to termination at the election of the United States government.

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

In September 2007, we entered into a definitive agreement to sell our Baseband Chipset Business to MediaTek Inc. We will also license to MediaTek Inc. related technology and intellectual property rights, subject to certain field of use restrictions. We expect to close the transaction during the first quarter of fiscal 2008.

In November 2007, we entered into a purchase and sale agreement with certain subsidiaries of ON Semiconductor Corporation, or ON, to sell our CPU voltage regulation and PC thermal monitoring business. The business to be sold consists of core voltage regulator products for the CPU in computing and gaming applications and temperature sensors and fan-speed controllers for managing the temperature of the CPU. As part of the transition, we also agreed to enter into a one-year manufacturing supply arrangement with ON. We expect to close this transaction during the first quarter of fiscal 2008. This business met the assets held for sale criteria on November 8, 2007, and will therefore be accounted for as a discontinued operation in the first quarter of fiscal 2008.

Additional information relating to our disposition and acquisition activities during fiscal 2007 and fiscal 2006 is set forth in Note 2u. and Note 6 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Competition

We compete with a number of semiconductor companies in markets that are highly competitive. We believe we are one of the largest suppliers of high-performance analog and mixed-signal processing components. Competitors for our analog and DSP products include Broadcom Corporation, Freescale Semiconductor Inc., Infineon Technologies, Intersil Corporation, Linear Technology Corporation, Maxim Integrated Products, Inc., National Semiconductor Corporation, NXP Semiconductors, ST Microelectronics, Silicon Laboratories, Inc. and Texas Instruments, Inc.

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

Many other companies offer products that compete with our products, and some have greater financial, manufacturing, technical and marketing resources than we have. Some of our competitors may have better established supply or development relationships with our current and potential customers. Additionally, some formerly independent competitors have been purchased by larger companies. Our competitors also include emerging companies selling specialized products into markets we serve. There can be no assurance that we will be able to compete successfully in the future against existing or new competitors, or that our operating results will not be adversely affected by increased price competition.

Environment

We are committed to protecting the environment and the health and safety of our employees, customers and the public. We endeavor to adhere to the most stringent standards across all of our facilities, to encourage pollution prevention and to strive towards continual improvement. We strive to achieve a standard of excellence in environmental, health and safety management practices as an integral part of our total quality management system.

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

Employees

As of November 3, 2007, we employed approximately 9,600 individuals worldwide. Our future success depends in large part on the continued service of our key technical and senior management personnel, and on our ability to continue to attract, retain and motivate qualified employees, particularly those highly-skilled design, process, test and applications engineers involved in the design, support and manufacture of new and existing products and processes. We believe that relations with our employees are good; however, the competition for such personnel is intense, and the loss of key personnel could have a material adverse impact on our results of operations and financial condition.

ITEM 1A.	RISK FACTORS

Set forth below and elsewhere in this report and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report.

Our future revenue, gross margins, operating results and net income are difficult to predict and may materially fluctuate.

Our future revenue, gross margins, operating results and net income are difficult to predict and may be materially affected by a number of factors, including:

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

In addition, the semiconductor market has historically been cyclical and subject to significant economic downturns. Our business is subject to rapid technological changes and there can be no assurance, depending on the mix of future business, that products stocked in inventory will not be rendered obsolete before we ship them. As a result of these and other factors, there can be no assurance that we will not experience material fluctuations in future revenue, gross margins and operating results on a quarterly or annual basis. In addition, if our revenue, gross margins, operating results and net income do not meet the expectations of securities analysts or investors, the market price of our common stock may decline.

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

We rely on third-party subcontractors and manufacturers for some industry-standard wafers and assembly and test services, and therefore cannot control their availability or conditions of supply.

We rely, and plan to continue to rely, on assembly and test subcontractors and on third-party wafer fabricators to supply most of our wafers that can be manufactured using industry-standard submicron processes. This reliance involves several risks, including reduced control over availability, capacity utilization, delivery schedules, manufacturing yields, quality assurance and costs. Additionally, we utilize a limited number of third-party wafer fabricators, primarily Taiwan Semiconductor Manufacturing Company. These suppliers manufacture components in accordance with our proprietary designs and specifications. We have no written supply agreements with these suppliers and purchase our custom components through individual purchase orders. In addition, these suppliers often provide manufacturing services to our competitors and therefore periods of increased industry demand may result in capacity constraints. If these suppliers are unable or unwilling to manufacture and deliver sufficient quantities of components to us on the time schedule and of the quality that we require, we may be forced to seek to engage additional or replacement suppliers, which could result in additional expenses and delays in product development or shipment of product to our customers.

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

Semiconductor products are highly complex and may contain undetected defects when they are first introduced or as new versions are developed. We invest significant resources in the testing of our products; however, if any of our products contain defects, we may be required to incur additional development and remediation costs, pursuant to warranty and indemnification provisions in our customer contracts. These problems may divert our technical and other resources from other product development efforts and could result in claims against us by our customers or others, including liability for costs associated with product recalls. If any of our products contains defects, or has reliability, quality or compatibility problems, our reputation may be damaged, which could make it more difficult for us to sell our products to existing and prospective customers and could adversely affect our operating results.

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

Our success depends to a significant extent upon the continued service of our executive officers and key management and technical personnel, particularly our experienced engineers, and on our ability to continue to attract, retain and motivate qualified personnel. The competition for these employees is intense. The loss of the services of one or more of our key personnel could have a material adverse effect on our operating results. In addition, there could be a material adverse effect on our business should the turnover rates for engineers and other key personnel increase significantly or if we are unable to continue to attract qualified personnel. We do not maintain any key person life insurance policy on any of our officers or employees.

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

During fiscal 2007, approximately 74% of our product revenue was derived from customers in international markets. Although we engage in hedging transactions to reduce our exposure to currency exchange rate fluctuations, there can be no assurance that our competitive position will not be adversely affected by changes in the exchange rate of the United States dollar against other currencies. Potential interest rate increases, as well as high energy costs could have an adverse impact on industrial and consumer spending patterns and could adversely impact demand for our products. We have manufacturing facilities outside the United States in Ireland and the Philippines. In addition to being exposed to the ongoing economic cycles in the semiconductor industry, we are also subject to the economic and political risks inherent in international operations and their impact on the United States economy in general, including the risks associated with ongoing uncertainties and political and economic instability in many countries around the world as well as the economic disruption from acts of terrorism, and the response to them by the United States and its allies. Other business risks associated with international operations include increased managerial complexities, air transportation disruptions, expropriation, currency controls, currency exchange rate movement, additional costs related to foreign taxes, tariffs and freight rate increases, exposure to different business practices and legal standards, particularly with respect to price protection and intellectual property, trade and travel restrictions, pandemics, import and export license requirements and restrictions, difficulties in staffing and managing worldwide operations, and accounts receivable collections.

Our future operating results are dependent on the performance of independent distributors.

A significant portion of our sales are through independent distributors that are not under our control. These independent distributors generally represent product lines offered by several companies and thus could reduce their sales efforts applied to our products or terminate their representation of us. We generally do not require letters of credit from our distributors and are not protected against accounts receivable default or bankruptcy by these distributors. Our inability to collect open accounts receivable could adversely affect our results of operations. Termination of a significant distributor, whether at our initiative or the distributor’s initiative, could disrupt our current business. If we are unable to find suitable replacements in the event of terminations by significant distributors our operating results could be adversely affected.

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

Our corporate headquarters is located in Norwood, Massachusetts. Manufacturing and other operations are conducted in several locations worldwide. The following tables provide certain information about our principal general offices and manufacturing facilities:

Principal Properties
Owned:	Use	Floor Space

Wilmington, MA	Wafer fabrication, testing, engineering, marketing and administrative offices	586,200 sq. ft.
Cavite, Philippines	Wafer probe and testing, warehouse, engineering and administrative offices	465,900 sq. ft.
Limerick, Ireland	Wafer fabrication, wafer probe and testing, engineering and administrative offices	405,000 sq. ft.
Westwood, MA	Engineering, administrative offices and warehouse	100,500 sq. ft.
Greensboro, NC	Product testing, engineering and administrative offices	98,700 sq. ft.
San Jose, CA	Engineering, administrative offices	76,000 sq. ft.
Manila, Philippines	Components assembly and testing, engineering and administrative offices	74,000 sq. ft.

Principal
Properties			Lease
Leased:	Use	Floor Space	Expiration	Renewals
			(fiscal year)

Norwood, MA	Corporate headquarters, engineering, components testing, sales and marketing offices	130,000 sq. ft.	2022	2, five-yr. periods
Cambridge, MA	Wafer fabrication, components testing and assembly engineering, marketing and administrative offices	117,000 sq. ft.	2011	None
Greensboro, NC	Engineering and administrative offices	47,600 sq. ft.	2011	1, two-yr. period

In addition to the principal leased properties listed in the above table, we also lease sales offices and other premises at 26 locations in the United States and 37 locations overseas under operating lease agreements. These leases expire at various dates through the year 2022. We do not anticipate experiencing significant difficulty in retaining occupancy of any of our manufacturing, office or sales facilities through lease renewals prior to expiration or through month-to-month occupancy, or in replacing them with equivalent facilities. For information concerning our obligations under all operating leases see Note 11 in the Notes to our Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

ITEM 3.	LEGAL PROCEEDINGS

Tentative Settlement of the SEC’s Previously Announced Stock Option Investigation

In our 2004 Form 10-K filing, we disclosed that the Securities and Exchange Commission, or SEC, had initiated an inquiry into our stock option granting practices, focusing on options that were granted shortly before the issuance of favorable financial results. On November 15, 2005, we announced that we had reached a tentative settlement with the SEC.

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

Other Legal Proceedings

In May 2006, we received a document subpoena from the U.S. Attorney for the Southern District of New York requesting records from 2000 to the present relating to our granting of stock options. We believe that the options at issue in this matter are the same option grants which have been the subject of investigation by the SEC. We have cooperated with the office of the U.S. Attorney in connection with this subpoena. We cannot predict the outcome of this matter, but believe the disposition of the matter will not have a material adverse effect on us or our financial position.

On May 25, 2006, we filed a lawsuit in United States District Court for the District of Delaware against Linear Technology Corp., or LTC, alleging infringement of three of our patents by LTC’s making, selling and using various products. In our complaint, we are seeking damages in an unspecified amount and injunctive relief. In addition, we also sought a declaratory judgment that our products do not infringe eight patents allegedly owned by LTC (the “LTC patents”) and that the LTC patents are invalid. On July 28, 2006, LTC filed an answer and counterclaims, denying that its products infringe the asserted patents and asking the court to declare such patents invalid. LTC also claimed that we, by making, selling and using various power management products, are infringing seven of the eight LTC patents. LTC seeks damages in an unspecified amount and injunctive relief. On August 21, 2006, we filed our answer to LTC’s counterclaims, denying all liability to LTC. The case is currently in the discovery phase and trial is scheduled to begin in October 2008. We intend to vigorously pursue our claims against LTC, and to vigorously defend against LTC’s counterclaims. We are unable at this time to predict the outcome of this litigation; however, we believe that the final disposition of this matter will not have a material adverse effect on us or our financial position.

On October 13, 2006, a purported class action complaint was filed in the United States District Court for the District of Massachusetts on behalf of participants in our Investment Partnership Plan from October 5, 2000 to the present. The complaint named as defendants us, certain officers and directors, and our Investment Partnership Plan Administration Committee. The complaint alleges purported violations of federal law in connection with our option granting practices during the years 1998, 1999, 2000, and 2001, including breaches of fiduciary duties owed to participants and beneficiaries of our Investment Partnership Plan under the Employee Retirement Income Security Act. The complaint seeks unspecified monetary damages, as well as equitable and injunctive relief. We intend to vigorously defend against these allegations. On November 22, 2006, we and the individual defendants filed motions to dismiss the complaint. On January 8, 2007, the Plaintiff filed memoranda in opposition. On January 22, 2007, we and the individual defendants filed further memoranda in support of the motions to dismiss. Although we believe we have meritorious defenses to the asserted claims, we are unable at this time to predict the outcome of this proceeding. The court has scheduled a hearing on our motion to dismiss on January 30, 2008.

From time to time in the ordinary course of our business, various claims, charges and litigation are asserted or commenced against us arising from, or related to, contractual matters, patents, trademarks, personal injury, environmental matters, product liability, insurance coverage and personnel and employment disputes. As to such claims and litigation, we can give no assurance that we will prevail.

While we do not believe that any of the matters described above will have a material adverse effect on our financial position, an adverse outcome of any of these matters is possible and could have a material adverse effect on our consolidated results of operations or cash flows in the quarter or annual period in which one or more of these matters are resolved.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the last quarter of the fiscal year ended November 3, 2007.

EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth (i) the name, age and position of each of our executive officers and (ii) the business experience of each person named in the table during at least the past five years. There is no family relationship among any of our executive officers.

Executive Officer	Age	Position(s)	Business Experience

Ray Stata	73	Chairman of the Board	Chairman of the Board since 1973; Chief Executive Officer from 1973 to November 1996; President from 1971 to November 1991.
Jerald G. Fishman	61	President, Chief Executive Officer and Director	Chief Executive Officer since November 1996; President and Director since November 1991; Executive Vice President from 1988 to November 1991; Group Vice President — Components from 1982 to 1988.
Samuel H. Fuller	61	Vice President, Research and Development	Vice President, Research and Development since March 1998; Vice President of Research and Chief Scientist of Digital Equipment Corp. from 1983 to 1998.
Robert R. Marshall	53	Vice President, Worldwide Manufacturing	Vice President, Worldwide Manufacturing since February 1994; Vice President, Manufacturing, Limerick Site, Analog Devices, B.V. — Limerick, Ireland from November 1991 to February 1994; Plant Manager, Analog Devices, B.V. — Limerick, Ireland from January 1991 to November 1991.
William Matson	48	Vice President, Human Resources	Vice President, Human Resources since November 2006; Chief Human Resource Officer of Lenovo, an international computer manufacturer, from January 2005 to June 2006; General Manager of IBM Business Transformation Outsourcing from September 2003 to April 2005; Vice President, Human Resources of IBM Asia Pacific Region from December 1999 to September 2003.

Executive Officer	Age	Position(s)	Business Experience

Robert McAdam	56	Vice President, Analog Semiconductor Components	Vice President and General Manager, Analog Semiconductor Components since February 1994; Vice President and General Manager, Analog Devices, B.V. — Limerick, Ireland from January 1991 to February 1994; Product Line Manager, Analog Devices, B.V. — Limerick, Ireland from October 1988 to January 1991.
Brian P. McAloon	57	Vice President, DSP and Systems Products Group	Vice President, DSP and Systems Products Group since March 2001; Vice President, Sales from May 1992 to March 2001; Vice President, Sales and Marketing — Europe and Southeast Asia from 1990 to 1992; General Manager, Analog Devices, B.V. — Limerick, Ireland from 1987 to 1990.
Joseph E. McDonough	60	Vice President, Finance and Chief Financial Officer	Vice President, Finance and Chief Financial Officer since November 1991; Vice President since 1988 and Treasurer from 1985 to March 1993; Director of Taxes from 1983 to 1985.
Vincent Roche	47	Vice President, Worldwide Sales	Vice President, Worldwide Sales since March 2001; Vice President and General Manager, Silicon Valley Business Units and Computer & Networking from 1999 to March 2001; Product Line Director from 1995 to 1999; Product Marketing Manager from 1988 to 1995.
Margaret K. Seif	46	Vice President, General Counsel and Secretary	Vice President, General Counsel and Secretary since January 2006; Senior Vice President, General Counsel and Secretary of RSA Security Inc. from January 2000 to November 2005; Vice President, General Counsel and Secretary of RSA Security Inc. from June 1998 to January 2000.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange under the symbol ADI. The tables below set forth the high and low sales prices per share of our common stock on the New York Stock Exchange and the dividends declared for each quarterly period within our two most recent fiscal years.

	Fiscal 2007		Fiscal 2006
Period	High	Low	High	Low

First Quarter	$34.53	$31.00	$40.40	$34.18
Second Quarter	$40.57	$32.53	$41.48	$36.61
Third Quarter	$41.10	$35.11	$37.96	$29.89
Fourth Quarter	$38.96	$32.23	$33.24	$26.07

Dividends Declared Per Outstanding Share of Common Stock

Period	Fiscal 2007	Fiscal 2006

First Quarter	$0.16	$0.12
Second Quarter	$0.18	$0.12
Third Quarter	$0.18	$0.16
Fourth Quarter	$0.18	$0.16

During the first quarter of fiscal 2008, on November 26, 2007, our Board of Directors declared a cash dividend of $0.18 per outstanding share of common stock. The dividend will be paid on December 26, 2007 to all shareholders of record at the close of business on December 7, 2007.

Information regarding the Company’s equity compensation plans and the securities authorized for issuance thereunder is set forth in Item 12 below.

Issuer Purchases of Equity Securities

				Approximate Dollar
			Total Number of Shares	Value of Shares that
	Total Number of		Purchased as Part of	May Yet Be Purchased
	Shares	Average Price Paid	Publicly Announced	Under the Plans or
Period	Purchased(a)	Per Share(b)	Plans or Programs(c)	Programs

August 5, 2007 through September 1, 2007	3,310,766	$37.11	3,310,766	$860,059,332
September 2, 2007 through September 29, 2007	3,999,188	$36.53	3,999,036	$713,965,692
September 30, 2007 through November 3, 2007	1,333,772	$36.54	1,333,666	$665,229,821
Total	8,643,726	$36.75	8,643,468	$665,229,821

(a)	Includes 258 shares withheld to satisfy employee tax obligations upon vesting of restricted stock units granted to our employees under our equity compensation plans.

(b)	The average price paid per share of stock repurchased under the stock repurchase program includes the commissions paid to the brokers.

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

The number of holders of record of our common stock at November 2, 2007 was 3,491. This number does not include shareholders for whom shares are held in a “nominee” or “street” name. On November 2, 2007, the last reported sales price of our common stock on the New York Stock Exchange was $32.90 per share.

Comparative Stock Performance Graph

The following graph compares cumulative total shareholder return on our common stock since November 1, 2002 with the cumulative total return for the Standard & Poor’s 500 Index and the Standard & Poor’s Semiconductors Index. This graph assumes the investment of $100 on November 1, 2002 in our common stock, the S&P 500 Index and the S&P Semiconductors Index and assumes all dividends are reinvested. Measurement points are the last trading day for each respective fiscal year.

ITEM 6.	SELECTED FINANCIAL DATA

The following table includes selected financial data for each of our last five fiscal years and includes adjustments to reflect the classification of our Baseband Chipset Business as discontinued operations. See Note 2u. in the Notes to our Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for information on discontinued operations.

(thousands except per share amounts)	2007	2006	2005	2004	2003

Statement of Operations data:
Total revenue from continuing operations	$2,546,117	$2,342,919	$2,134,800	$2,218,854	$1,786,408
Net income from continuing operations*	500,695	516,314	375,944	484,327	243,092
Net (loss) income from discontinued operations*	(3,788)	33,168	38,843	86,411	55,189
Net income*	496,907	549,482	414,787	570,738	298,281
Net income per share from continuing operations*:
Basic	1.55	1.44	1.01	1.29	0.67
Diluted	1.51	1.39	0.98	1.23	0.64
Net income per share*
Basic	1.54	1.53	1.12	1.52	0.82
Diluted	1.50	1.48	1.08	1.45	0.78
Dividends declared per common share	0.70	0.56	0.32	0.20	—
Balance Sheet data:
Total assets	$2,971,949	$3,986,851	$4,583,211	$4,723,271	$4,097,877

*	The Company includes the expense associated with stock options in the statement of income effective in fiscal 2006 upon the adoption of SFAS 123R.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (all tabular amounts in thousands except per share amounts)

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, including in particular the section entitled “Outlook” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified in Part I, Item 1A. Risk Factors and elsewhere in our Annual Report on Form 10-K. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

In September 2007, we entered into a definitive agreement to sell our baseband chipset business and related support operations, or Baseband Chipset Business, to MediaTek Inc. We have reflected the financial results of this business as discontinued operations in the consolidated statement of income for all years presented. The assets and liabilities of this business are reflected as assets and liabilities of discontinued operations in the consolidated balance sheets as of November 3, 2007 and October 28, 2006. Unless otherwise noted, this Management’s Discussion and Analysis relates only to financial results from continuing operations.

Results of Operations

Overview

	Fiscal Year
	2007	2006	2005

Total Revenue	$2,546,117	$2,342,919	$2,134,800
Gross Margin %	59.7%	59.9%	60.0%
Net income from Continuing Operations	$500,695	$516,314	$375,944
Net income from Continuing Operations as a % of Total Revenue	19.7%	22.0%	17.6%
Diluted EPS from Continuing Operations	$1.51	$1.39	$0.98
Diluted EPS	$1.50	$1.48	$1.08

The year-to-year revenue changes by end market and product category is more fully outlined below under Revenue Trends by End Market and Revenue Trends by Product.

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

	2007			2006		2005
		% of			% of		% of
		Total			Total		Total
		Product			Product		Product
	Revenue	Revenue	Y/Y%	Revenue	Revenue	Revenue	Revenue

Industrial	$1,184,891	47%	7%	$1,105,261	47%	$952,662	45%
Communications	545,792	22%	7%	510,137	22%	475,284	22%
Consumer	544,415	22%	23%	441,871	19%	380,160	18%
Computer	236,019	9%	(17)%	285,650	12%	326,694	15%

Total Product Revenue	$2,511,117	100%	7%	$2,342,919	100%	$2,134,800	100%

Revenue from one-time IP license	35,000			—		—

Total Revenue	$2,546,117			$2,342,919		$2,134,800

Industrial — The year-to-year increase from fiscal 2006 to fiscal 2007 was primarily the result of revenue growth in products sold into the automotive area and to a lesser extent the instrumentation portion of the industrial end market. These sales increases were partially offset by a decline in sales to automatic test equipment customers. The year-to-year increase from fiscal 2005 to fiscal 2006 was a result of a broad based increase in demand for our products across a wide range of customers in this end market.

Communications — The year-to-year increase from fiscal 2006 to fiscal 2007 was the result of an increase in sales to customers in the wireless basestation and analog wireless handset end markets. The increase in sales in these end markets was partially offset by a decrease in sales to networking customers. The year-to-year increase from fiscal 2005 to fiscal 2006 was the result of an increase in sales of our products sold to customers in the wireless basestation end market and to a lesser extent, an increase in sales of our products sold into optical applications. These increases were offset by a decrease in sales to networking customers as a result of the sale of our DSP-based DSL ASIC and network processor product line, which we sold in the second quarter of fiscal 2006.

Consumer — The year-to-year increase from fiscal 2006 to fiscal 2007 was primarily the result of increased sales of our products used in video game applications, advanced television systems and digital home applications. The year-to-year increase from fiscal 2005 to fiscal 2006 was primarily the result of the success of our products in digital home applications and advanced television systems and to a lesser extent in a broad array of audio and video applications.

Computer — The year-to-year decreases in each of the last two fiscal years was the result of our decision to deemphasize power management products used in desktop and laptop computers.

Revenue from One-Time IP License — During the first quarter of fiscal 2007, we recorded revenue of $35 million received in exchange for licensing of certain intellectual property rights to a third party.

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

	2007			2006		2005
		% of			% of		% of
		Total			Total		Total
		Product			Product		Product
	Revenue	Revenue	Y/Y%	Revenue	Revenue	Revenue	Revenue

Converters	$1,106,615	44%	8%	$1,023,499	44%	$927,711	43%
Amplifiers	557,515	22%	5%	532,046	23%	445,732	21%
Power management & reference	205,497	8%	(6)%	219,651	9%	214,169	10%
Other analog	393,724	16%	27%	310,075	13%	255,385	12%

Total analog products	$2,263,351	90%	9%	$2,085,271	89%	$1,842,997	86%

General purpose DSP	214,000	9%	4%	205,483	9%	186,660	9%
Other DSP	33,766	1%	(35)%	52,165	2%	105,143	5%

Total DSP products	$247,766	10%	(4%)	$257,648	11%	$291,803	14%

Total Product Revenue	$2,511,117	100%	7%	$2,342,919	100%	$2,134,800	100%

Revenue from one-time IP license	35,000			—		—

Total Revenue	$2,546,117			$2,342,919		$2,134,800

The significant changes in our revenue trends by product type from fiscal 2007 to fiscal 2006, and from fiscal 2006 to fiscal 2005, were the year-to-year increases in our other analog product category, primarily as a result of increased sales of products used in video game applications and continued growth in converters and amplifiers. Sales of products in the power management and reference product category were lower in fiscal 2007 as compared to fiscal 2006 as a result of our decision to deemphasize power management products used in desktop and laptop computers. The year-to-year declines from fiscal 2006 to fiscal 2007, and from fiscal 2005 to fiscal 2006, in the DSP product category were primarily attributable to the loss of revenue from our DSP-based DSL ASIC and network processor product line that we sold in the second quarter of fiscal 2006. These decreases were partially offset by an increase in revenues from our general purpose DSP products.

Revenue Trends by Geographic Region

The percentage of product sales from continuing operations by geographic region, based upon point of sale, for the last three years is as follows:

	Fiscal Year
Region	2007	2006	2005

United States	26%	27%	27%
Europe	24%	24%	25%
Japan	20%	20%	20%
China	13%	11%	9%
Rest of Asia*	17%	18%	19%

*	The predominant countries comprising “Rest of Asia” are Taiwan and Korea.

There was no major shift in the distribution of revenue by geographic region in fiscal 2007 as compared to fiscal 2006.

Gross Margin

	Fiscal Year
	2007	2006	2005

Gross Margin	$1,519,217	$1,403,166	$1,281,315
Gross Margin %	59.7%	59.9%	60.0%

Gross margin in fiscal 2007 decreased by 20 basis points from the gross margin recorded in fiscal 2006. This decrease was primarily the result of higher sales of products used in consumer electronics, which currently earn relatively lower gross margins than our average gross margin. This decrease was partially offset by the $35 million in revenue recorded in the first quarter of fiscal 2007 in exchange for licensing of certain intellectual property rights to a third party with no associated cost of sales. Fiscal year 2006 cost of sales also included approximately $20.3 million of restructuring-related expenses, of which $18.3 million was accelerated depreciation.

Gross margin in fiscal 2006 decreased by 10 basis points from the gross margin recorded in fiscal 2005. This decrease was the result of recognizing $29.3 million of stock-based compensation expense, restructuring-related and acquisition-related expenses in cost of sales in fiscal 2006. The restructuring expense primarily related to accelerated depreciation of $18.3 million. These increases in expenses were partially offset by an increase in utilization of our wafer fabrication facilities and increased sales of higher margin products during fiscal 2006 as compared to fiscal 2005.

Stock-based Compensation Expense

During the first quarter of fiscal 2006, on October 30, 2005, we adopted the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, using the modified prospective application method. Compensation cost is calculated on the date of grant using the fair value of the options as calculated using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires us to make several assumptions. One of the key assumptions is expected volatility. For options granted prior to fiscal 2005, we used historical volatility to estimate the grant-date fair value of stock options. We changed our method of estimating expected volatility for all stock options granted after fiscal 2004 from exclusively relying on historical volatility to exclusively relying on implied volatility. This change was the result of a thorough review we undertook, which included consultations with several third-party advisors. We currently believe that the exclusive use of implied volatility results in a more accurate estimate of the grant-date fair value of employee stock options because it more appropriately reflects the market’s current expectations of future volatility. Historical volatility during the period commensurate with the expected term of our stock options over the past several years included a period of time during which our stock price experienced unprecedented increases and subsequent declines. We believe that this past stock price volatility is unlikely to be indicative of future stock price behavior.

Prior to the adoption of SFAS 123R, we accounted for share-based payments to employees under APB Opinion No. 25, Accounting for Stock Issued to Employees, using the intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. The adoption of SFAS 123R under the modified prospective application method allowed us to recognize compensation cost beginning with the effective date (a) based on the requirement of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that were unvested on the effective date. Under the modified prospective application method, prior periods are not restated for the effect of SFAS 123R. We used the graded attribution method to recognize expense for all options granted prior to the adoption of SFAS 123R. Upon adoption of SFAS 123R on October 30, 2005, we switched to the straight-line attribution method to recognize expense for all grants made after October 29, 2005. The expense associated with the unvested portion of the pre-adoption grants continues to be expensed using the graded attribution method.

Prior to the adoption of SFAS 123R on October 18, 2005, we accelerated the vesting of all unvested stock options awarded to employees after December 31, 2000 that had exercise prices of $40.00 per share or greater. The vesting of options issued to our corporate officers and directors was not accelerated. Unvested options to purchase approximately 18 million shares became exercisable as a result of the vesting acceleration. Because the exercise price of all the modified options was greater than the market price of our underlying common stock on the date of the modification, no stock-based compensation expense was recorded in the statement of income in accordance with APB Opinion No. 25. The primary purpose for modifying the terms of these out-of-the-money stock options to accelerate their vesting was to eliminate the need to recognize the remaining unrecognized non-cash compensation expense in our statement of income associated with these stock options as measured under SFAS 123, Accounting for Stock-Based Compensation, because the approximately $188 million ($134 million net of tax) of future expense associated with these options would have been disproportionately high compared to the economic value of the options at the date of modification.

Our income from continuing operations before income taxes and net income from continuing operations for fiscal 2007, are $67.0 million and $47.3 million lower, respectively, than if we had continued to account for share-based compensation under APB Opinion 25. Basic and diluted earnings per share for fiscal 2007 were $0.15 and $0.14 lower, respectively, than if we had continued to account for share-based compensation under APB Opinion 25. We expect that stock-based compensation related to our adoption of SFAS 123R will reduce diluted EPS by approximately $0.03 in the first quarter of fiscal 2008.

Our income from continuing operations before income taxes and net income from continuing operations for fiscal 2006, were $69.8 million and $49.7 million lower, respectively, than if we had continued to account for share-based compensation under APB Opinion 25. Basic and diluted earnings per share for fiscal 2006 were $0.14 and $0.13 lower, respectively, than if we had continued to account for share-based compensation under APB Opinion 25.

As of November 3, 2007, the total compensation cost related to unvested awards not yet recognized in the statement of income was approximately $144.5 million (before tax consideration), which will be recognized over a weighted average period of 1.7 years.

See Note 3 to our Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for further information regarding our adoption of SFAS 123R.

Research and Development (R&D)

	Fiscal Year
	2007	2006	2005

R&D Expenses	$519,315	$469,396	$438,183
R&D Expenses as a % of Product Revenue	20.7%	20.0%	20.5%

R&D expenses for fiscal 2007 increased by $49.9 million, or 11%, from the amount recorded in fiscal 2006. The increase in R&D expense was primarily the result of an increase in employee salary and benefit expense in fiscal 2007, primarily as a result of an increase in our employee population and to a lesser extent the impact of the extra week of operations in fiscal 2007. These increases were partially offset by lower employee bonus expense during fiscal 2007 as compared to fiscal 2006.

R&D expenses for fiscal 2006 increased by $31.2 million, or 7%, from the amount recorded in fiscal 2005. The increase in R&D expense in fiscal 2006 was primarily the result of recognizing $29.6 million of stock-based compensation expense due to the adoption of SFAS 123R and an increase in employee bonus expense. These increases were partially offset by the savings realized from the restructuring actions we initiated in the fourth quarter of fiscal 2005 and the sale of our DSP-based DSL ASIC and network processor product line in the second quarter of fiscal 2006.

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

Selling, Marketing, General and Administrative (SMG&A)

	Fiscal Year
	2007	2006	2005

SMG&A Expenses	$393,221	$387,874	$333,091
SMG&A Expenses as a % of Product Revenue	15.7%	16.6%	15.6%

SMG&A expenses for fiscal 2007 increased by $5.3 million, or 1%, from the levels recorded in fiscal 2006. The increase in SMG&A expenses was primarily the result of higher employee salary and benefit expense and an extra week of operations in the first quarter of fiscal 2007. These increases were partially offset by lower employee bonus expense and $8.5 million related to the reimbursement of legal expenses we received as a result of the settlement of litigation in the second quarter of fiscal 2007.

SMG&A expenses for fiscal 2006 increased by $54.8 million, or 16%, from the levels recorded in fiscal 2005. The increase in SMG&A expenses was primarily the result of recording $32.6 million of stock-based compensation expense related to the adoption of SFAS 123R and higher employee salary, benefit and bonus expenses. These increases were partially offset by savings realized from the restructuring actions we initiated in the fourth quarter of fiscal 2005 and the sale of our DSP-based DSL ASIC and network processor product line in the second quarter of fiscal 2006.

Purchased In-process Research and Development

Fiscal Year
2006

TTPCom Limited	$5,500
Integrant	11,124
AudioAsics	5,087

Total Purchased in-Process R&D	$21,711

We incurred charges totaling $21.7 million for the write-off of in-process technology that had not yet reached technological feasibility associated with our acquisitions in the third and fourth quarters of fiscal 2006. There were no charges for the write-off of in-process research and development in fiscal 2007 or 2005. See “Acquisitions” below for additional information regarding these acquisitions.

Special Charges

Closure of Wafer Fabrication Facility in Sunnyvale

During the fourth quarter of fiscal 2005, we recorded a special charge of $20.3 million as a result of a decision to close our California wafer fabrication operations and transfer virtually all of the production of products manufactured there to our facility in Wilmington, Massachusetts. The charge was for severance and fringe benefit costs that were recorded pursuant to SFAS 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, or SFAS 88, under our ongoing benefit plan for 339 manufacturing employees and 28 general and administrative employees. The severance benefit was calculated based on length of past service, and employees had to continue to be employed until they were involuntarily terminated in order to receive the severance benefit. We completed the final cleanup and closure activities associated with this action during the second quarter of fiscal 2007.

In addition to the charge recorded in the fourth quarter of fiscal 2005, we recorded additional expense during fiscal 2006, which consisted of $18.3 million of non-cash cost of sales expenses for additional depreciation due to shortened useful lives of certain manufacturing equipment and $2.0 million for stay-on bonuses. We reversed approximately $2.0 million of our severance accrual during fiscal 2006 because some employees voluntarily left the company, other employees found alternative employment within the company, and there was an over accrual related to fringe benefits because severance payments, normally paid as income continuance, were paid in lump sum payments, which reduced the benefit costs associated with these payments. We have terminated the employment of all of the remaining employees included in this action.

We ceased production at the wafer fabrication facility on November 9, 2006. During the first quarter of fiscal 2007, we recorded additional expense, in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which consisted of $3.2 million for clean-up and closure costs that were charged to expense as incurred and $0.4 million for lease obligation costs for a warehouse facility we ceased using during the first quarter of fiscal 2007. During the second quarter of fiscal 2007, we recorded a special charge, in accordance with SFAS 146, which included $5.0 million of expense for future lease obligation costs for the wafer fabrication facility that we ceased using during the second quarter of fiscal 2007. Also included in this special charge was $1.7 million for clean-up and closure costs that were charged to expense as incurred. The clean-up activity was completed during the second quarter of fiscal 2007, and we do not expect to incur any additional charges related to this action.

The closure of this facility has resulted in annual cost savings of approximately $50 million per year beginning in fiscal 2007. These annual savings include: approximately $49 million in cost of sales, of which approximately $7 million relates to non-cash depreciation savings, and approximately $1 million in SMG&A expenses. At current demand levels, if this facility were still in operation, the capacity of the facility would be largely underutilized resulting in significant adverse manufacturing variances associated with the underutilization of our wafer fabrication facilities.

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

During fiscal 2006, we recorded an additional special charge of $3.8 million related to this reorganization action. Approximately $1.5 million of this charge was for lease obligation costs for a facility we ceased using during the first quarter of fiscal 2006 and the write-off of property, plant and equipment and other items at this facility. The remaining $2.3 million related to the severance and fringe benefit costs that were recorded in the fourth quarter of fiscal 2006 pursuant to SFAS 88 under our ongoing benefit plan or statutory requirements at foreign locations for 46 engineering and selling, marketing, general and administrative employees.

During the first quarter of fiscal 2007, we recorded an additional special charge of $1.6 million related to this reorganization action. Approximately $0.6 million of this charge was for contract termination costs. The remaining $1.0 million relates to severance and fringe benefit costs recorded pursuant to SFAS 88 under our ongoing benefit plan for six engineering employees.

During the second quarter of fiscal 2007, we recorded an additional special charge of $3.4 million related to this reorganization action. Approximately $3.2 million relates to the severance and fringe benefit costs recorded pursuant to SFAS 88 under our ongoing benefit plan or minimum statutory requirements at foreign locations for 20 engineering and selling, marketing, general and administrative employees. The remaining $0.2 million of this charge was for lease obligation costs for a facility we ceased using during the second quarter of fiscal 2007.

During the fourth quarter of fiscal 2007, we reversed approximately $0.9 million of our severance accrual because some employees voluntarily left the company and other employees found alternative employment within the company, and were therefore no longer entitled to severance payments.

The employment of all employees included in this action has been terminated. We do not expect to incur any further charges related to this reorganization action. These organizational changes, which were fully implemented in the fourth quarter of fiscal 2007, are expected to result in savings of approximately $30 million per year. These savings are expected to be realized as follows: approximately $17 million in R&D expenses, approximately $10 million in SMG&A expenses and approximately $3 million in cost of sales. A portion of these savings associated with these charges is reflected in our fiscal 2007 results.

Fourth Quarter of Fiscal 2007 Special Charges

Consolidation of a Wafer Fabrication Facility in Limerick

During the fourth quarter of fiscal 2007, we recorded a special charge of $13.7 million as a result of our decision to focus the wafer fabrication capacity at our Limerick facility on eight-inch technology. Certain manufacturing processes and products produced on our six-inch production line will transition to our existing eight-inch production line in Limerick while others will transition to external foundries. The charge is for severance and fringe benefit costs recorded pursuant to SFAS 88 under our ongoing benefit plan for 150 manufacturing employees. Production is expected to cease in the six-inch wafer fabrication facility during the first half of 2009, and the affected employees will be terminated. These employees must continue to be employed until their employment is involuntarily terminated in order to receive the severance benefit. We expect to incur additional expenses related to this action during fiscal year 2009 of approximately $6 million related to cleanup and closure costs. In accordance with SFAS 146, these costs will be expensed as incurred. The closure of this facility is estimated to result in annual cost savings of approximately $25 million per year, expected to start during the second quarter of fiscal 2009. These annual savings will be in cost of sales, of which approximately $1 million relates to non-cash depreciation savings.

Reduction of Overhead Infrastructure Costs

During the fourth quarter of fiscal 2007, we decided to either deemphasize or exit certain businesses or products and focus investments in products and end markets where we have better opportunities for profitable growth. In September 2007, we entered into a definitive agreement to sell our Baseband Chipset Business. As a result of these decisions, we decided to reduce the support infrastructure in manufacturing, engineering and SMG&A to more appropriately reflect our required overhead structure. Consequently, we recorded a special charge of $12.3 million, of which $10.7 million is for severance and fringe benefit costs recorded pursuant to SFAS 88 under our ongoing benefit plan or statutory requirements at foreign locations for 25 manufacturing employees and 127 engineering and selling, marketing, general and administrative employees. The remaining $1.6 million is for contract termination costs related to a license agreement associated with products we will no longer develop and for which there is no future alternative use. As of November 3, 2007, 77 of the 152 employees included in this cost reduction action were still employed by us. These employees must continue to be employed until their employment is involuntarily terminated in order to receive the severance benefit. These cost reduction actions are expected to result in savings of approximately $15 million per year once substantially completed in the second quarter of fiscal 2008. These savings are expected to be realized as follows: approximately $7 million in R&D expenses, approximately $6 million in SMG&A expenses and approximately $2 million in cost of sales.

Operating Income from Continuing Operations

	Fiscal Year
	2007	2006	2005

Operating income from Continuing Operations	$566,186	$522,395	$478,561
Operating income from Continuing Operations as a % of Total Revenue	22.2%	22.3%	22.4%

Operating income increased by $43.8 million, or 8%, in fiscal 2007 as compared to fiscal 2006. This increase was the result of a $203.2 million increase in revenue, which was offset by a 0.2% reduction in gross margin percentage and a $72.3 million increase in operating expenses as more fully described above under the headings Research and Development and Selling, Marketing, General and Administrative, Special Charges and Purchased In-process Research and Development.

The $43.8 million, or 9%, increase in operating income in fiscal 2006 as compared to fiscal 2005 was primarily the result of a 10% increase in revenue. This increase was partially offset by $69.8 million of stock-based operating expenses associated with the adoption of SFAS 123R and the $21.7 million write-off of purchased in-process research and development as a result of our fiscal 2006 acquisitions. In addition, the special charges in fiscal 2006 were lower by $29.7 million than the special charges recorded in fiscal 2005.

Nonoperating (Income) Expense

	Fiscal Year
	2007	2006	2005

Interest expense	$—	$52	$27
Interest income	(77,007)	(100,169)	(71,688)
Other, net	(15,727)	(10,472)	(42)

Total nonoperating income	$(92,734)	$(110,589)	$(71,703)

The $17.9 million decrease in nonoperating income in fiscal 2007 as compared to fiscal 2006 was a result of lower invested cash balances that were partially offset by the higher interest rates in fiscal 2007 as compared to fiscal 2006. This decrease in interest income was partially offset by a $7.9 million gain from the sale of an investment and a $10.5 million settlement we received in fiscal 2007. In fiscal 2006, we also recognized a $13.0 million gain on the sale of our DSP-based DSL ASIC and network processor product line.

Nonoperating income increased by $38.9 million in fiscal 2006 as compared to fiscal 2005. This increase was primarily the result of higher interest income, which was primarily attributable to higher interest rates in fiscal 2006 as compared to fiscal 2005. Nonoperating income for fiscal 2006 also included a $13.0 million gain on the sale of our DSP-based DSL ASIC and network processor product line during the second quarter of fiscal 2006.

Provision for Income Taxes

	Fiscal Year
	2007	2006	2005

Provision for Income Taxes	$158,444	$117,418	$174,320
Effective Income Tax Rate	24.0%	18.5%	31.7%

Our effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where our income is earned. Our effective tax rate for fiscal 2007 was higher by 550 basis points compared to our effective tax rate for fiscal 2006. This increase was primarily attributable to the recording of tax benefits of $35.2 million associated with the completion of an Internal Revenue Service, or IRS, examination during fiscal 2006, including the reversal of penalty accruals and the filing of refund claims in other jurisdictions associated with the completion of the IRS audit. The increase was also attributable to the following fiscal 2007 transactions, which were taxed at the higher U.S. tax rate: the one-time receipt of $35 million associated with the licensing of intellectual property to a third party, the gain on the sale of an investment of $7.9 million and the $19 million received from the settlement of litigation. In addition, we recorded an additional $4.4 million of taxes and penalties in fiscal 2007 for proposed adjustments related to the IRS examination of fiscal 2005 and fiscal 2004 and a $5.6 million tax adjustment related to the finalization of the accounting associated with a fiscal 2006 acquisition. These items were partially offset by a tax benefit of $4.7 million from the reinstatement of the U.S. federal research and development tax credit in fiscal 2007 and a $9.9 million cumulative adjustment recorded in fiscal 2007 related to the application of this credit to a portion of our fiscal 2006 results.

The tax rate was lower in fiscal 2006 as compared to fiscal 2005 primarily due to the recording of tax benefits of $35.2 million associated with the completion of an IRS examination during fiscal 2006, including the reversal of penalty accruals and the filing of refund claims in other jurisdictions associated with the completion of the IRS audit. In addition, the effective tax rate was higher in fiscal 2005 as a result of our repatriation of foreign earnings and the write-off of deferred tax assets associated with balances accumulated in our deferred compensation plan as more fully described below.

On October 22, 2004, the American Jobs Creation Act of 2004, or the AJCA, was signed into law. The AJCA created a temporary incentive for U.S. multinational corporations to repatriate accumulated foreign income by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. During fiscal 2005, we repatriated $1,055 million of accumulated foreign earnings, taking the benefit of current tax law allowing for earnings repatriated prior to October 29, 2005 to be taxed at a reduced effective tax rate. In connection with the repatriation of earnings, we recorded additional income tax expense of $49 million in fiscal 2005.

We had originally established a deferred tax asset on our consolidated balance sheet with the expectation that the officers subject to the 162(m) limitation of the Internal Revenue Code would not withdraw their balances from the Analog Devices, Inc. Deferred Compensation Plan, or the deferred compensation plan, while they were still subject to the 162(m) limitation, and we would receive a tax deduction at the time of withdrawal, generally upon their retirement. Due to changes in tax law during 2005 that were enacted as part of the AJCA, the laws associated with distributions from deferred compensation plans changed. In fiscal 2005 three executive officers who were subject to the 162(m) limitation withdrew, or indicated their intention to withdraw a portion of their balances from the deferred compensation plan. As a result, we incurred additional income tax expense in fiscal 2005 of $7.2 million due to the write-off of deferred tax assets associated with balances accumulated in the deferred compensation plan.

Net Income from Continuing Operations

	Fiscal Year
	2007	2006	2005

Net income from Continuing Operations	$500,695	$516,314	$375,944
Net income from Continuing Operations as a % of Total Revenue	19.7%	22.0%	17.6%
Diluted EPS from Continuing Operations	$1.51	$1.39	$0.98

Net income from continuing operations was lower in fiscal 2007 than in fiscal 2006 by approximately $15.6 million primarily as a result of the $17.9 million decrease in nonoperating income and the impact of a higher effective income tax rate in fiscal 2007, partially offset by the $43.8 million increase in operating income from continuing operations.

Net income from continuing operations increased by $140.4 million in fiscal 2006 as compared to fiscal 2005, primarily as the result of the 10% increase in revenue, the increase in nonoperating income and lower tax expense. This increase in net income was partially offset by a year-to-year increase in operating expenses of $78.0 million, primarily as a result of $62.2 million of stock-based operating expenses related to the adoption of SFAS 123R and $22.2 million of operating expenses related to our acquisitions during fiscal 2006. These operating expense increases were partially offset by a $29.7 million decrease in special charges in fiscal 2006 as compared to fiscal 2005.

The impact of inflation and foreign currency exchange rate movement on our business during the past three fiscal years has not been significant.

Discontinued Operations

	Fiscal Year
	2007	2006	2005

Net (loss) income from discontinued operations	$(3,788)	$33,168	$38,843
Diluted (loss) earnings per share from discontinued operations	$(0.01)	$0.09	$0.10

We entered into a definitive agreement in the fourth quarter of fiscal 2007 to sell our Baseband Chipset Business to MediaTek Inc. Accordingly, these operations have been presented as a discontinued operation within the consolidated financial statements in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). We expect to record a gain from the sale of this business upon the completion of the sale in the first quarter of fiscal 2008. We estimate this gain after taxes will be in the range of $150 million to $160 million.

Acquisitions

In the third quarter of fiscal 2006, we completed a transaction with TTPCom Limited (TTPCom), whereby TTPCom transferred to us intellectual property, engineering resources, and related assets associated with the support and customization of TTPCom’s GSM/GPRS/EDGE modem software for use on our existing and future generations of SoftFone® baseband processors. We also acquired development rights for AJAR, TTPCom’s advanced applications platform. As a result of this transaction, we became the single point of contact for both hardware and software support for our new and existing wireless handset customers, thus improving our abilities to service the needs of individual customers. We paid TTPCom $11.9 million in initial cash payments. The purchase price was allocated to the tangible and intangible assets acquired based on their estimated fair values at the date of acquisition. The estimated fair values of the assets exceeded the initial payments by $7.8 million, resulting in negative goodwill. Pursuant to Statement of Financial Accounting Standards (SFAS) No 141, Business Combinations, we recorded a liability for the contingent consideration that will be accounted for as additional purchase price, up to the amount of the negative goodwill. As contingent payments became due, the payments were applied against the contingent liability. As of October 28, 2006, we had paid $6 million of contingent payments and the remaining contingent liability was $1.8 million. The purchase price included $5.5 million of in-process technology that had not yet reached technological feasibility, had no alternative future use and was charged to operations during the third quarter of fiscal 2006. The in-process technology related to software code developed for use in our semiconductor chipsets manufactured for devices that use both the 2G and 2.5G cellular wireless technology standards. The fair value of the in-process technology was determined with the assistance of a third party using the income approach. At the time of the acquisition, the in-process technology was approximately 56% complete. As of November 3, 2007, the in-process research and development projects were complete. During fiscal 2007, we paid an additional $6.1 million of contingent consideration, which resulted in reducing the $1.8 million liability and recording additional goodwill of $4.3 million. As of November 3, 2007, all technological milestones have been met and no additional payments will be made. The acquisition also included $13.2 million of intangible assets that were being amortized over their estimated useful lives of five years using an accelerated amortization method that reflects the estimated pattern of economic use. As a result of the definitive agreement to sell our Baseband Chipset Business to MediaTek Inc., $7.9 million and $11.4 million of net intangible assets were reclassified to assets of discontinued operations at November 3, 2007 and October 28, 2006, respectively, as the TTPCom assets will be transferred to Media Tek Inc. as part of the transaction. See Note 2u. to our Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for further information regarding assets of discontinued operations.

In the fourth quarter of fiscal 2006, we acquired substantially all the outstanding stock of privately-held Integrant Technologies, Inc. (Integrant) of Seoul, Korea. The acquisition enabled us to enter the mobile TV market and strengthened our presence in the Asian region. We paid $127.2 million in initial cash payments at closing and may be obligated to make additional cash payments of up to an aggregate of $33 million upon the satisfaction of certain conditions. The initial cash payments included $4.2 million held in escrow for the purchase of the remaining non-founder outstanding shares. These shares were purchased during fiscal 2007 and were recorded as additional goodwill. The purchase price was allocated to the tangible and intangible assets acquired based on their estimated fair values at the date of acquisition. We completed the final purchase accounting for this transaction during the first quarter of fiscal 2007, which resulted in an additional $5.6 million of goodwill. The $33 million of potential cash payments is comprised of $25 million for the achievement of revenue-based milestones that may be payable during the period from July 2006 through December 2007 and $8 million related to the purchase of shares from the founder of Integrant during the period from July 2007 through July 2009. The additional cash payments will be recorded as additional purchase price. During fiscal 2007, we paid $3.5 million to repurchase founder shares. No revenue-based milestones have been met as of November 3, 2007. The purchase price included $11.1 million of in-process technology that had not yet reached technological feasibility, had no alternative future use and was charged to operations during the fourth quarter of fiscal 2006. The in-process technology related to technologies currently in development for Dual DAB, T-DMB, DVB-H, RFID and WiBro applications. The fair value of the in-process technology was determined with the assistance of a third party using the income approach. At the time of the acquisition, the in-process technology was approximately 74% complete. As of November 3, 2007, the in-process research and development projects were complete. The acquisition also included $21.6 million of intangible assets that are being amortized over their estimated useful lives of two to five years using an accelerated amortization method that reflects the estimated pattern of economic use.

In the fourth quarter of fiscal 2006, we acquired all the outstanding stock of privately-held AudioAsics A/S (AudioAsics) of Roskilde, Denmark. The acquisition of AudioAsics allows us to continue developing our low-power audio solutions, while expanding our presence in the Nordic and Eastern European regions. We paid $19.3 million in initial cash payments at closing and may be obligated to make additional cash payments of up to an aggregate of $8 million upon the satisfaction of certain conditions. The purchase price was allocated to the tangible and intangible assets acquired based on their estimated fair values at the date of acquisition. The $8 million of potential cash payments is comprised of $4.8 million for the achievement of revenue-based milestones that may be payable during the period from October 2006 through January 2009 and $3.2 million based on the achievement of technological milestones during the period from October 2006 through January 2009. In order to be entitled to receive $2.4 million of the revenue-based contingent consideration, certain key employees must continue to be employed by us. As such, that portion of the revenue-based contingent consideration will be recorded as compensation expense when, and if, it is earned. The technological milestones require post-acquisition services to be rendered in order to be achieved and, as such, will be recorded as compensation expense when earned. The purchase price included $5.1 million of in-process technology that had not yet reached technological feasibility, had no alternative future use and was charged to operations during the fourth quarter of fiscal 2006. The in-process technology related to technologies currently in development for analog and digital microphone pre-amplifiers. The fair value of the in-process technology was determined with the assistance of a third party using the income approach. At the time of the acquisition, the in-process technology was approximately 69% complete. As of November 3, 2007, the in-process research and development projects were complete. The acquisition also included $8.3 million of intangible assets that are being amortized over their estimated useful lives of five years using an accelerated amortization method that reflects the estimated pattern of economic use. As of November 3, 2007, no contingent consideration has been paid.

Pro forma results of operations for TTPCom, Integrant and AudioAsics have not been provided herein as they were not material to us on either an individual or an aggregate basis. The results of operations of each acquisition are included in our consolidated statement of income from the date of such acquisition.

Related Party Transaction

One of our directors, who has served on our Board of Directors since 1988, became a director of Taiwan Semiconductor Manufacturing Company, or TSMC, in fiscal 2002 and continues to serve as a director of TSMC. Management believes the terms and prices for the purchases of products from TSMC are not affected by the presence of one of our directors on the Board of Directors of TSMC. We purchased approximately $302 million, $281 million and $224 million of products from TSMC in fiscal years 2007, 2006 and 2005, respectively. Approximately $47 million and $17 million were payable to TSMC as of November 3, 2007 and October 28, 2006, respectively. We anticipate that we will make significant purchases from TSMC in fiscal year 2008.

Liquidity and Capital Resources

	Fiscal Year
	2007	2006	2005

Net Cash Provided by Operations	$820,365	$621,102	$672,704
Net Cash Provided by Operations as a % of Total Revenue	32.2%	26.5%	31.5%

At November 3, 2007, cash, cash equivalents and short-term investments totaled $1,081.2 million, a decrease of $1,047.1 million from the end of the fourth quarter of fiscal 2006. The primary sources of funds for fiscal 2007 were net cash generated from operating activities of $820.4 million and proceeds of $109.1 million from our employee stock plans. The principal uses of funds during fiscal 2007 were the repurchase of approximately 45.9 million shares of our common stock for an aggregate of $1,647.2 million, dividend payments of $228.3 million and capital expenditures of $141.8 million.

In the fourth quarter of fiscal 2007, we entered into a definitive agreement to sell our Baseband Chipset Business to MediaTek Inc. The cash flows from this discontinued operation have been combined with the operating, investing and financing cash flows from continuing operations (i.e. no separate classification of cash flows from discontinued operations) for all periods presented. We believe the absence of the cash flows from this discontinued operation will not have a material impact on our future liquidity and financial position. Additionally, as a result of this agreement, we reclassified certain assets and liabilities related to this business to assets or liabilities of discontinued operations. See Note 2u. to our Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for further information regarding this discontinued operation.

The anticipated closure of the sale of our Baseband Chipset Business to MediaTek Inc. and the anticipated closure of the sale of our CPU voltage regulation and PC thermal monitoring business to ON Semiconductor

Corporation are expected to generate approximately $250 million to $270 million of cash in fiscal 2008 after the payment of all applicable taxes.

	Fiscal Year
	2007	2006

Accounts Receivable	$336,381	$305,761
Days Sales Outstanding*	47	46
Inventory	$347,519	$362,945
Days Cost of Sales in Inventory*	118	133

*	We use the annualized fourth quarter revenue in our calculation of days sales outstanding and we use the annualized fourth quarter cost of sales in our calculation of days cost of sales in inventory.

Accounts receivable at the end of fiscal 2007 increased by $30.6 million, or 10%, from the amount at the end of fiscal 2006. This increase was the result of higher sales in the last month of fiscal 2007 as compared to the last month of fiscal 2006.

Inventories at the end of fiscal 2007 decreased by $15.4 million, or 4%, from the amount at the end of fiscal 2006 and days cost of sales in inventory at the end of fiscal 2007 decreased by 15 days from the amount at the end of fiscal 2006. The decrease in inventory is a result of our continued effort to balance production, demand and inventory levels as well as the sale of inventory (valued at approximately $19 million at October 28, 2006) which had been built during fiscal 2006 in anticipation of the closure of the Sunnyvale, California wafer fabrication facility.

Current liabilities increased to $548.1 million at November 3, 2007, an increase of $57.2 million, or 11.6%, from $490.9 million at the end of fiscal 2006.

Net additions to property, plant and equipment including that related to our Baseband Chipset Business, which is reflected as a discontinued operation, were $141.8 million in fiscal 2007, $129.3 million in fiscal 2006 and $85.5 million in fiscal 2005. Fiscal 2008 capital expenditures are expected to total approximately $160 million.

During fiscal 2007, our Board of Directors declared cash dividends totaling $0.70 per outstanding share of common stock resulting in dividend payments of $228.3 million in fiscal 2007. The payment of future dividends, if any, will be based on several factors including our financial performance, outlook and liquidity. After the end of the fiscal year, on November 26, 2007, our Board of Directors declared a cash dividend of $0.18 per outstanding share of our common stock. The dividend is payable on December 26, 2007 to shareholders of record on December 7, 2007 and is expected to total approximately $54 million.

On May 11, 2005, our Board of Directors authorized an increase in the aggregate dollar amount of common stock that may be repurchased under our share repurchase program previously adopted by our Board of Directors on August 11, 2004 from $500 million to $1 billion. On March 14, 2006, our Board of Directors authorized the repurchase by us of an additional $1 billion of our common stock, increasing the total amount of our common stock we can repurchase from $1 billion to $2 billion of our common stock. On December 6, 2006, our Board of Directors authorized the repurchase by us of an additional $1 billion of our common stock, increasing the total amount of our common stock we are authorized to repurchase from $2 billion to $3 billion. On June 6, 2007, our Board of Directors authorized the repurchase by us of an additional $1 billion of our common stock, increasing the total amount of our common stock we are authorized to repurchase from $3 billion to $4 billion. Under the repurchase program, we may repurchase outstanding shares of our common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program. During fiscal 2007, we repurchased approximately $1,647.2 million of our common stock under this plan. As of November 3, 2007, we had $665.2 million of authorized repurchases remaining under our repurchase program. We plan to continue to repurchase shares during fiscal 2008. The timing and number of shares repurchased can not be reasonably estimated at this time; however, from the end of fiscal year 2007 through November 26, 2007, we repurchased approximately 4.6 million shares for approximately $151 million.

The table below summarizes our contractual obligations as of November 3, 2007:

		Payment due by period
		Less than			More than
(thousands)	Total	1 Year	1-3 Years	4-5 Years	5 Years

Contractual obligations:
Operating leases[a]	$91,478	$30,774	$39,173	$9,272	$12,259
Deferred compensation plan[b]	36,553	1,233	1,233	—	34,087
Pension funding[c]	7,993	7,993	—	—	—

Total	$136,024	$40,000	$40,406	$9,272	$46,346

(a)	Certain of our operating lease obligations include escalation clauses. These escalating payment requirements are reflected in the table.

(b)	These payments relate to obligations under our deferred compensation plan. The deferred compensation plan allows certain members of management and other highly-compensated employees and non-employee directors to defer receipt of all or any portion of their compensation. Prior to January 1, 2005, participants could also defer gains on stock options and restricted stock granted before July 23, 1997. The amount in the “More than 5 Years” column of the table represents the remaining total balance under the deferred compensation plan to be paid to participants who have not terminated employment. Since we cannot reasonably estimate the timing of withdrawals for participants who have not yet terminated employment we have included the future obligation to these participants in the “More than 5 Years” column of the table. All other columns represent installment payments to be made to those employees who have retired or are on long-term disability.

(c)	Our funding policy for our foreign defined benefit plans is consistent with the local requirements of each country. The payment obligations in the table are estimates of our expected contributions to these plans for fiscal year 2008. The actual future payments may differ from the amounts presented in the table and reasonable estimates of payments beyond one year are not practical because of potential future changes in variables such as plan asset performance, interest rates and the rate of increase in compensation levels.

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

At November 3, 2007, our principal source of liquidity was $1,081.2 million of cash, cash equivalents and short-term investments. We believe that our existing sources of liquidity and cash expected to be generated from future operations, together with anticipated available long-term financing, will be sufficient to fund operations, capital expenditures and research and development efforts for at least the next twelve months and thereafter for the foreseeable future.

Off-balance Sheet Financing

As of November 3, 2007, we had no off-balance sheet financing arrangements.

Outlook

The following statements are based on current expectations. These statements are forward-looking, and actual results may differ materially. Unless specifically mentioned, these statements do not give effect to the potential impact of any mergers, acquisitions, divestitures, or business combinations that may be announced or closed after the date of filing this report. These statements supersede all prior statements regarding business outlook made by the Company. Upon entering into the definitive agreement to sell our CPU Voltage regulator and PC thermal monitoring business on November 8, 2007, the assets of this business met the held-for-sale criteria, and will therefore be reclassified as discontinued operations during the first quarter of fiscal 2008. This business generated approximately $25 million of sales in the fourth quarter of fiscal 2007. Therefore, once we reclassify the $25 million of revenue to discontinued operations, our fourth quarter revenue will be $623 million. On this basis, we expect product sales from continuing operations in the first quarter of fiscal 2008 to be approximately $610 million to $635 million. Gross margin percentage is planned to be up slightly in the first quarter of fiscal 2008 as compared to the fourth quarter of fiscal 2007. Diluted EPS is planned to be approximately $0.38 to $0.42 for the first quarter of fiscal 2008.

As previously announced, we also expect to close on the sales of two businesses in the first quarter of fiscal 2008. The estimated gains on these sales are not reflected in the estimates above. We expect to realize a gain, net of tax, of between approximately $150 million and $160 million related to the sale of our Baseband Chipset Business to MediaTek Inc. We also expect to recognize a gain, net of taxes of between approximately $52 million and $60 million related to the sale of our CPU voltage regulation and PC thermal monitoring business. The gains on both of these sales will be included in income from discontinued operations.

New Accounting Pronouncements

Accounting for Financial Assets and Financial Liabilities

In February 2007, the Financial Accounting Standards Board (FASB), issued Statement of Financial Accounting Standard (SFAS) 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, which is our fiscal year 2009 that begins on November 2, 2008. We are currently evaluating the impact, if any, that SFAS 159 may have on our financial condition and results of operations.

Fair Value Measurements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (SFAS 157). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value. This standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for fiscal years beginning after November 15, 2007, which is our fiscal year 2009 that begins on November 2, 2008. We are currently evaluating the impact that SFAS 157 may have on our financial condition and results of operations.

Accounting for Prior Year Misstatements

In September 2006, the United States Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects on each of the company’s balance sheet and statement of operations and the related financial statement disclosures. SAB 108 permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The adoption of SAB 108 in the first quarter of fiscal 2007 did not have any impact on our financial condition or results of operations.

Accounting for Defined Benefit Pension and Other Postretirement Plans

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132R (SFAS 158). SFAS 158 requires companies to recognize the funded status of pension and other postretirement benefit plans on sponsoring employers’ balance sheets and to recognize changes in the funded status in the year the changes occur. It also requires the measurement date of plan assets and obligations to occur at the end of the employers’ fiscal year. SFAS 158 was effective for us at the end of fiscal 2007, except for the change in measurement date, which is effective for us in fiscal 2009. The adoption of SFAS 158 in the fourth quarter of fiscal 2007 did not have a material impact on our financial condition or results of operations.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of the financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience, knowledge of current conditions and beliefs of what could occur in the future based on available information. We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment. If actual results differ significantly from management’s estimates and projections, there could be a material effect on our financial statements. We also have other policies that we consider key accounting policies, such as our policy for revenue recognition, including the deferral of revenue on sales to distributors until the products are sold to the end user; however, the application of these policies does not require us to make significant estimates or judgments that are difficult or subjective.

Inventory Valuation

Inventories are valued at the lower of cost (first-in, first-out method) or market. Because of the cyclical nature of the semiconductor industry, changes in inventory levels, obsolescence of technology, and product life cycles, we write down inventories to net realizable value. We employ a variety of methodologies to determine the net realizable value of inventory. While a portion of the calculation is determined via reference to the age of inventory and lower of cost or market calculations, an element is subject to significant judgments made by us about future demand for our inventory. If actual demand for our products is less than our estimates, additional adjustments to existing inventories may need to be recorded in future periods.

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

Accounting for Income Taxes

We account for income taxes in accordance with SFAS 109, Accounting for Income Taxes, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We evaluate the realizability of our deferred tax assets quarterly. At November 3, 2007, we had gross deferred tax assets of $210.9 million primarily resulting from temporary differences between the book and tax bases of assets and liabilities. We have conducted an assessment of the likelihood of realization of those deferred tax assets and concluded that a $46.8 million valuation allowance is needed to reserve the amount of the deferred tax assets that may not be realized due to the expiration of certain state credit carryovers. In reaching our conclusion, we evaluated certain relevant criteria including the existence of deferred tax liabilities that can be used to absorb deferred tax assets, the taxable income in prior carryback years in the impacted state jurisdictions that can be used to absorb net operating losses and taxable income in future years. Our judgments regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors. These changes, if any, may require material adjustments to these deferred tax assets, resulting in a reduction in net income or an increase in net loss in the period when such determinations are made.

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

Stock-Based Compensation

The adoption of SFAS 123R in the first quarter of fiscal 2006 required that stock-based compensation expense associated with stock options and related awards be recognized in the statement of income, rather than being disclosed in a pro forma footnote to the consolidated financial statements. Determining the amount of stock-based compensation to be recorded requires us to develop estimates to be used in calculating the grant-date fair value of stock options. We calculate the grant-date fair values using the Black-Scholes valuation model. The use of valuation models requires us to make estimates of the following assumptions:

Expected volatility — We are responsible for estimating volatility and have considered a number of factors, including third-party estimates, when estimating volatility. For options granted prior to fiscal 2005, we used historical volatility to estimate the grant-date fair value of stock options. We changed our method of estimating expected volatility for all stock options granted for fiscal 2005 and thereafter from exclusively relying on historical volatility to exclusively relying on implied volatility. This change was the result of a thorough review we undertook, which included consultations with several third-party advisors. Historical volatility during the period commensurate with the expected term of our stock options over the past several years included a period of time when our stock price experienced unprecedented increases and subsequent declines. We believe that this past stock price volatility is unlikely to be indicative of future stock price behavior, and as such, we currently believe that the exclusive use of implied volatility results in a more accurate estimate of the grant-date fair value of employee stock options because it more appropriately reflects the market’s current expectations of future volatility. In evaluating the appropriateness of exclusively relying on implied volatility we concluded that: (1) options in the Company’s common stock are actively traded with sufficient volume on several exchanges; (2) the market prices of both the traded options and the underlying shares are measured at a similar point in time to each other and on a date close to the grant date of the employee share options; (3) the traded options have exercise prices that are both near-the-money and close to the exercise price of the employee share options; and (4) the maturities of the traded options used to estimate volatility are at least one year.

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

The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. Based on an analysis of our historical forfeitures, we have applied an annual forfeiture rate of 4.3% to all unvested stock-based awards as of November 3, 2007. The rate of 4.3% represents the portion that is expected to be forfeited each year over the vesting period. This analysis is re-evaluated quarterly and the forfeiture rate is adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those awards that vest.

Contingencies

From time to time, we receive notices that our products or manufacturing processes may be infringing the patent or intellectual property rights of others. We periodically assess each matter to determine if a contingent liability should be recorded in accordance with SFAS 5, Accounting for Contingencies. In making this determination, we may, depending on the nature of the matter, consult with internal and external legal counsel and technical experts. Based on the information we obtain, combined with our judgment regarding all the facts and circumstances of each matter, we determine whether it is probable that a contingent loss may be incurred and whether the amount of such loss can be reasonably estimated. If a loss is probable and reasonably estimable, we record a contingent loss in accordance with SFAS 5. In determining the amount of a contingent loss, we consider advice received from experts in the specific matter, current status of legal proceedings, settlement negotiations that may be ongoing, prior case history and other factors. If the judgments and estimates made by us are incorrect, we may need to record additional contingent losses that could materially adversely impact our results of operations. See Note 12 in the Notes to our Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for additional information regarding our commitments and contingencies.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Exposure

Based on our marketable securities and short term investments outstanding as of November 3, 2007 and October 28, 2006, our annual interest income would change by approximately $9 million and $16 million, respectively, for each 100 basis point increase or decrease in interest rates. The fair values of our investment portfolio at November 3, 2007 and October 28, 2006 would change by approximately $2 million and $6 million, respectively, for each 100 basis point increase or decrease in rates.

Foreign Currency Exposure

As more fully described in Note 2i. in the Notes to our Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K, we regularly hedge our non-U.S. dollar-based exposures by entering into forward exchange contracts. The terms of these contracts are for periods matching the duration of the underlying exposure and generally range from one month to twelve months. The fair values of these instruments were approximately $7 million at November 3, 2007 and were insignificant at October 28, 2006. Currently, our largest foreign currency exposure is the Euro, primarily because our European operations have the highest proportion of our local currency denominated expenses. Relative to foreign currency exposures existing at November 3, 2007 and October 28, 2006, a 10% unfavorable movement in foreign currency exchange rates would not expose us to significant losses in earnings or cash flows because we hedge substantially all of our year-end exposures against fluctuations in foreign currency exchange rates. For contracts outstanding at November 3, 2007, a 10% unfavorable movement in foreign currency exchange rates from the rates as of our 2007 fiscal year end would increase the fair value of our foreign currency financial instruments by approximately $24 million and a 10% favorable movement in foreign currency exchange rates would decrease their fair value by approximately $9 million. As at October 28, 2006, a 10% movement in foreign currency exchange rates from the rates as of our 2006 fiscal year end would not expose us to significant gains or losses in the contracts’ fair values. The calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, such changes typically affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency selling prices.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ANALOG DEVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME
Years ended November 3, 2007, October 28, 2006 and October 29, 2005

(thousands, except per share amounts)	2007	2006	2005

Revenue
Product revenue	$2,511,117	$2,342,919	$2,134,800
Revenue from one-time IP license	35,000	—	—

Total Revenue	2,546,117	2,342,919	2,134,800
Costs and Expenses
Cost of sales(1)	1,026,900	939,753	853,485

Gross margin	1,519,217	1,403,166	1,281,315
Operating expenses:
Research and development(1)	519,315	469,396	438,183
Selling, marketing, general and administrative(1)	393,221	387,874	333,091
Purchased in-process research and development	—	21,711	—
Special charges	40,495	1,790	31,480

	953,031	880,771	802,754
Operating income from continuing operations	566,186	522,395	478,561
Nonoperating (income) expenses:
Interest expense	—	52	27
Interest income	(77,007)	(100,169)	(71,688)
Other, net	(15,727)	(10,472)	(42)

	(92,734)	(110,589)	(71,703)

Earnings
Income from continuing operations before income taxes and minority interest	658,920	632,984	550,264
Provision for income taxes:
Payable currently	161,294	145,872	159,716
Deferred	(2,850)	(28,454)	14,604

	158,444	117,418	174,320

Minority interest	219	748	—

Net income from continuing operations	500,695	516,314	375,944

Net (loss) income from discontinued operations	(3,788)	33,168	38,843

Net income	$496,907	$549,482	$414,787

Shares used to compute earnings per share — Basic	323,255	358,762	371,791
Shares used to compute earnings per share — Diluted	332,301	370,964	383,474
Earnings per share — Basic
Net income from continuing operations	$1.55	$1.44	$1.01
Net income	$1.54	$1.53	$1.12
Earnings per share — Diluted
Net income from continuing operations	$1.51	$1.39	$0.98
Net income	$1.50	$1.48	$1.08
Dividends declared per share	$0.70	$0.56	$0.32
(1) Includes stock-based compensation expense as follows:
Cost of sales	$10,591	$7,630	$—
Research and development	29,893	31,119	4,870
Selling, marketing, general and administrative	27,544	32,604	—

See accompanying Notes.

ANALOG DEVICES, INC.

CONSOLIDATED BALANCE SHEETS
November 3, 2007 and October 28, 2006

(thousands, except per share amounts)	2007	2006

ASSETS
Current Assets
Cash and cash equivalents	$424,972	$343,947
Short-term investments	656,235	1,784,387
Accounts receivable less allowances of $3,611 ($2,533 in 2006)	336,381	305,761
Inventories(1)	347,519	362,945
Deferred tax assets	111,682	91,045
Deferred compensation plan investments	1,233	1,109
Prepaid expenses and other current assets	50,130	82,770
Current assets of discontinued operations	50,843	39,338

Total current assets	1,978,995	3,011,302

Property, Plant and Equipment, at Cost
Land and buildings	372,162	353,912
Machinery and equipment	1,414,316	1,347,986
Office equipment	76,802	77,001
Leasehold improvements	62,883	107,524

	1,926,163	1,886,423
Less accumulated depreciation and amortization	1,369,224	1,331,482

Net property, plant and equipment	556,939	554,941

Other Assets
Deferred compensation plan investments	35,210	30,579
Other investments	1,692	850
Goodwill	279,469	256,209
Intangible assets, net	24,153	31,441
Deferred tax assets	52,491	54,734
Other assets	43,000	27,744
Non-current assets of discontinued operations	—	19,051

Total other assets	436,015	420,608

	$2,971,949	$3,986,851

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$159,086	$122,926
Deferred income on shipments to distributors	151,730	146,723
Income taxes payable	65,690	60,956
Deferred compensation plan liability	1,233	1,109
Accrued liabilities	150,543	145,913
Current liabilities of discontinued operations	19,769	13,316

Total current liabilities	548,051	490,943

Noncurrent Liabilities
Deferred income taxes	10,146	3,414
Deferred compensation plan liability	35,320	30,633
Other noncurrent liabilities	40,291	25,851

Total noncurrent liabilities	85,757	59,898

Minority interest	—	217

Commitments and contingencies (Note 12)
Shareholders’ Equity
Preferred stock, $1.00 par value, 471,934 shares authorized, none outstanding	—	—
Common stock, $0.16 2/3 par value, 1,200,000,000 shares authorized, 303,354,180 shares issued and outstanding (342,000,004 on October 28, 2006)	50,560	57,001
Capital in excess of par value	—	—
Retained earnings	2,253,483	3,378,999
Accumulated other comprehensive income (loss)	34,098	(207)

Total shareholders’ equity	2,338,141	3,435,793

	$2,971,949	$3,986,851

(1)	Includes $3,371 and $3,703 related to stock-based compensation at November 3, 2007 and October 28, 2006, respectively.

See accompanying Notes.

ANALOG DEVICES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years ended November 3, 2007, October 28, 2006 and October 29, 2005

					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
(thousands)	Shares	Amount	Par Value	Earnings	Income(Loss )

BALANCE, OCTOBER 30, 2004	375,840	$62,641	$759,551	$2,973,631	$3,749
Activity in Fiscal 2005
Net Income — 2005				414,787
Dividends declared and paid				(118,998)
Issuance of stock under stock plans and other, net of repurchases	5,606	934	89,701
Tax benefit-stock options			50,374
Issuance of common stock in connection with acquisitions	10	1	541
Amortization of deferred stock-based compensation related to acquisitions			3,095
Other comprehensive loss					(23,013)
Common stock repurchased	(14,624)	(2,437)	(523,056)

BALANCE, OCTOBER 29, 2005	366,832	61,139	380,206	3,269,420	(19,264)

Activity in Fiscal 2006
Net Income — 2006				549,482
Dividends declared and paid				(201,451)
Issuance of stock under stock plans and other, net of repurchases	5,824	971	94,408
Tax benefit-stock options			228,258
Stock-based compensation expense			77,573
Issuance of common stock in connection with acquisitions	10	2	541
Amortization of deferred stock-based compensation related to acquisitions			433
Other comprehensive income					19,057
Common stock repurchased	(30,666)	(5,111)	(781,419)	(238,452)

BALANCE, OCTOBER 28, 2006	342,000	57,001	—	3,378,999	(207)

Activity in Fiscal 2007
Net Income — 2007				496,907
Dividends declared and paid				(228,281)
Issuance of stock under stock plans and other, net of repurchases	7,291	1,215		107,934
Tax benefit-stock options				65,131
Stock-based compensation expense				72,349
Adoption of FAS 158					10,361
Other comprehensive income					23,944
Common stock repurchased	(45,937)	(7,656)	—	(1,639,556)

BALANCE, NOVEMBER 3, 2007	303,354	$50,560	$—	$2,253,483	$34,098

See accompanying Notes.

ANALOG DEVICES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended November 3, 2007, October 28, 2006 and October 29, 2005

(thousands)	2007	2006	2005

Net income from continuing operations	$500,695	$516,314	$375,944
Foreign currency translation adjustment	10,640	5,838	(1,595)
Minimum pension liability adjustment (net of taxes of $640 in 2007, $753 in 2006 and $1,324 in 2005)	1,495	1,398	(2,461)
Net unrealized gains (losses) on securities:
Net unrealized holding gains (losses) (net of taxes of $2,746 in 2007, $4,034 in 2006 and $6,239 in 2005) on securities classified as short-term investments	5,094	7,492	(11,586)
Net unrealized holding (losses) gains (net of taxes of $100 in 2007, $235 in 2006 and $500 in 2005) on securities classified as other investments	(185)	(436)	(930)

Net unrealized gains (losses) on securities	4,909	7,056	(12,516)

Derivative instruments designated as cash flow hedges:
Changes in fair value of derivatives	6,128	4,876	(4,718)
Realized loss (gain) reclassification	772	(111)	(1,723)

Net change in derivative instruments designated as cash flow hedges	6,900	4,765	(6,441)

Other comprehensive income (loss)	23,944	19,057	(23,013)

Comprehensive income from continuing operations	$524,639	$535,371	$352,931

Net (loss) income from discontinued operations	(3,788)	33,168	38,843

Comprehensive income	$520,851	$568,539	$391,774

As a result of adopting the recognition principles of SFAS 158 on November 3, 2007, the Company recorded a $10.4 million adjustment, net of tax of $1.4 million, to accumulated other comprehensive income. In accordance with the requirements of SFAS 158, this adjustment has been excluded from the above presentation of comprehensive income for fiscal year 2007.

See accompanying Notes.

ANALOG DEVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended November 3, 2007, October 28, 2006 and October 29, 2005

(thousands)	2007	2006	2005

Operations
Cash flows from operations:
Net income	$496,907	$549,482	$414,787
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	142,173	166,851	153,181
Amortization of intangibles	12,610	5,312	2,383
Stock-based compensation expense	72,652	75,429	4,870
Gain on sale of investments	(7,919)	—	—
Minority interest	(219)	(748)	—
Non-cash portion of special charges	438	459	—
Gain on sale of product line	—	(13,027)	—
Purchased in-process research and development	—	21,711	—
Other non-cash expense	853	784	1,822
Excess tax benefit — stock options	(40,871)	(181,178)	—
Tax benefit — stock options	—	—	50,374
Deferred income taxes	(2,850)	(28,454)	14,604
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(27,011)	(6,705)	5,298
Decrease (increase) in inventories	16,549	(52,043)	22,797
Decrease (increase) in prepaid expenses and other current assets	34,890	(17,327)	(7,320)
(Increase) decrease in investments — trading	(4,755)	245,629	41,234
Increase (decrease) in accounts payable, deferred income and accrued liabilities	53,693	5,682	(5,937)
Increase (decrease) in deferred compensation plan liability	4,811	(247,291)	(43,271)
Increase in income taxes payable	53,119	96,336	15,003
Increase in other liabilities	15,295	200	2,879

Total adjustments	323,458	71,620	257,917

Net cash provided by operations	820,365	621,102	672,704

Investing Activities
Cash flows from investing:
Additions to property, plant and equipment, net	(141,810)	(129,297)	(85,457)
Purchases of short-term available-for-sale investments	(1,807,476)	(2,483,123)	(3,457,017)
Maturities of short-term available-for-sale investments	2,943,468	2,788,717	3,526,871
Proceeds from sale of investment	8,003	—	—
Proceeds from sale of property, plant and equipment	—	1,735	—
Proceeds from sale of product line	—	23,070	—
Payments for acquisitions	(9,160)	(157,017)	—
(Increase) decrease in other assets	(8,438)	723	5,644

Net cash provided (used) by investing activities	984,587	44,808	(9,959)

Financing Activities
Cash flows from financing activities:
Dividend payments to shareholders	(228,281)	(201,451)	(118,998)
Repurchase of common stock	(1,647,212)	(1,024,982)	(525,493)
Proceeds from employee stock plans	109,149	94,392	89,402
Excess tax benefit — stock options	40,871	181,178	—

Net cash used by financing activities	(1,725,473)	(950,863)	(555,089)

Effect of exchange rate changes on cash	1,546	1,309	995

Net increase (decrease) in cash and cash equivalents	81,025	(283,644)	108,651
Cash and cash equivalents at beginning of year	343,947	627,591	518,940

Cash and cash equivalents at end of year	$424,972	$343,947	$627,591

See accompanying Notes.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended November 3, 2007, October 28, 2006 and October 29, 2005
(all tabular amounts in thousands except per share amounts)

1.	Description of Business

Analog Devices, Inc. (“Analog Devices” or the “Company”) is a world leader in the design, manufacture and marketing of high-performance analog, mixed-signal and digital signal processing integrated circuits used in industrial, communication, computer and consumer applications. Since the Company’s inception in 1965, it has focused on solving the engineering challenges associated with signal processing in electronic equipment. The Company’s products are embedded inside electronics that people come into contact with every day. Real world signal processing describes the process of converting real-world phenomena such as temperature, motion, pressure, light and sound into electrical signals to be used in a wide array of electronic equipment including industrial process control, factory automation systems, defense electronics, portable wireless communications devices, cellular basestations, central office networking equipment, computers, automobiles, medical imaging equipment, digital cameras and digital televisions. Signal processing technology is a critical element of high-speed communications, digital entertainment, and other consumer, computer and industrial applications. As new generations of digital applications evolve, they generate new needs for high-performance analog signal processing and digital signal processing, or DSP, technology. The Company produces a wide range of products that are designed to meet the signal processing technology needs of a broad base of customers.

2.	Summary of Significant Accounting Policies

a.	Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. Upon consolidation, all intercompany accounts and transactions are eliminated. Amounts pertaining to the non-controlling ownership interest held by third parties in the operating results and financial position of the Company’s majority-owned subsidiaries are reported as “minority interest.” The Company’s fiscal year is the 52-week or 53-week period ending on the Saturday closest to the last day in October. Fiscal year 2007 was a 53-week period. Fiscal years 2006 and 2005 were 52-week periods.

In September 2007, the Company entered into a definitive agreement to sell its baseband chipset business and related support operations, or Baseband Chipset Business, to MediaTek Inc. Accordingly, the Company’s consolidated financial statements and related footnote disclosures have been restated for all reporting periods presented to reflect the results of these operations as discontinued operations, and unless otherwise noted, discussions in these notes pertain to the Company’s continuing operations. See Note 2u. for additional information on the Company’s discontinued operations.

b.	Cash, Cash Equivalents and Short-term Investments

Cash and cash equivalents are highly liquid investments with insignificant interest rate risk and maturities of three months or less at the time of acquisition. Cash, cash equivalents and short-term investments consist primarily of corporate obligations such as commercial paper and corporate bonds, and Treasury and government agency notes and bonds. They also include bank time deposits and institutional money market funds.

The Company classifies its investments in readily marketable debt and equity securities as “held-to-maturity,” “available-for-sale” or “trading” at the time of purchase. There were no transfers between investment classifications in any of the fiscal years presented. Held-to-maturity securities, which are carried at amortized cost, include only those securities the Company has the positive intent and ability to hold to maturity. Securities, such as bank time deposits, which by their nature are typically held to maturity, are classified as such. The Company’s other readily marketable cash equivalents and short-term investments are classified as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses, net of related tax, if any, reported in accumulated other comprehensive income (loss), which is a separate component of shareholders’ equity. The Company’s

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deferred compensation plan investments are classified as trading. See Note 7 for additional information on the Company’s deferred compensation plan investments. Realized gains and losses, as well as interest, and dividends on all securities, are included in earnings.

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

Unrealized gains and losses on available-for-sale short-term investments were as follows:

	2007	2006	2005

Unrealized gains	$6	$—	$532
Unrealized losses	(79)	(7,908)	(19,967)

Net unrealized losses	$(73)	$(7,908)	$(19,435)

Unrealized gains and losses in all fiscal years presented relate solely to U.S. Government Treasury and agency bonds.

There were no unrealized gains and losses on held-to-maturity investments in any of the fiscal years presented.

There were no cash equivalents or short-term investments classified as trading at November 3, 2007 and October 28, 2006. All of the Company’s short-term investments were classified as available-for-sale. Short-term investments with maturities in excess of one year are classified as short term as they are available-for-sale securities and are available to be used in current operations. The components of the Company’s cash, cash equivalents and short-term investments as of November 3, 2007 and October 28, 2006 were as follows:

	2007	2006

Cash and cash equivalents:
Cash	$30,034	$42,944
Available-for-sale:
Institutional money market funds	152,013	42,803
Corporate obligations	89,250	104,925
Held-to-maturity:
Euro time deposits	153,675	153,275

Total cash and cash equivalents	$424,972	$343,947

Short-term investments:
Securities with one year or less to maturity:
Corporate obligations	$527,278	$856,196
U.S. Government Treasury, agency and municipal notes	128,957	801,821

Total maturities less than 1 year	656,235	1,658,017

Securities with greater than one year to maturity:
U.S. Government Treasury, agency and municipal bonds	—	126,370

Total maturities greater than 1 year	—	126,370

Total short-term investments	$656,235	$1,784,387

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

c.	Supplemental Cash Flow Statement Information

	2007	2006	2005

Cash paid during the fiscal year for:
Income taxes	$102,349	$61,099	$93,185
Interest	$—	$32	$27

The Company’s primary non-cash financing activities in fiscal 2006 and 2005 resulted from the amortization of unearned stock compensation expense associated with the Company’s 2001 acquisitions for which 1,462,066 shares of common stock were issued (valued at approximately $81.8 million) and unvested stock options with an intrinsic value of approximately $11.9 million were assumed. As a result, the Company recognized stock-based compensation expense over the vesting period of $0.5 million in fiscal 2006 and $3.6 million in fiscal 2005.

d.	Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market. The valuation of inventory requires the Company to estimate obsolete or excess inventory as well as inventory that is not of saleable quality. The Company employs a variety of methodologies to determine the net realizable value of its inventory. While a portion of the calculation to record inventory at its net realizable value is based on the age of the inventory and lower of cost or market calculations, a key factor in estimating obsolete or excess inventory requires the company to estimate the future demand for its products. If actual demand is less than the Company’s estimates, impairment charges, which are recorded to cost of sales, may need to be recorded in future periods. Inventory in excess of saleable amounts is not valued, and the remaining inventory is valued at the lower of cost or market.

Inventories at November 3, 2007 and October 28, 2006 were as follows:

	2007	2006

Raw materials	$15,127	$16,430
Work in process	241,728	255,233
Finished goods	90,664	91,282

Total inventories	$347,519	$362,945

e.	Property, Plant and Equipment

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

Depreciation expense from continuing operations of property, plant and equipment was $139 million, $165 million and $151 million in fiscal 2007, 2006 and 2005, respectively.

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

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. If such assets are not impaired, but their useful lives have decreased, the remaining net book value is amortized over the revised useful life.

f.	Goodwill and Intangible Assets

Goodwill

The Company annually evaluates goodwill for impairment as well as whenever events or changes in circumstances suggest that the carrying value of goodwill may not be recoverable. Because the Company has one reporting segment under SFAS 142, the Company utilizes the entity-wide approach for assessing goodwill for impairment and compares its market value to its net book value to determine if an impairment exists. No impairment of goodwill resulted from the Company’s most recent evaluation of goodwill for impairment, which occurred in the fourth quarter of fiscal 2007. No impairment of goodwill resulted in any of the fiscal years presented. The Company’s next annual impairment assessment will be made in the fourth quarter of fiscal 2008 unless indicators arise that would require the Company to reevaluate at an earlier date. The following table presents the changes in goodwill during fiscal 2007 and 2006:

	2007	2006

Balance at beginning of year	$256,209	$163,373
Acquisition of TTPCom(1)	4,273	812
Acquisition of Integrant Technologies(2)	13,282	80,641
Acquisition of AudioAsics	—	7,250
Foreign currency translation adjustment	5,705	4,133

Balance at end of year	$279,469	$256,209

(1)	The Company paid its final milestone related to this acquisition in the second quarter of fiscal 2007.

(2)	The Company completed the final purchase accounting for this transaction during the first quarter of fiscal 2007, which resulted in an additional $5.6 million of goodwill. The Company also purchased additional outstanding minority shares related to this acquisition during fiscal 2007, which resulted in an additional $7.7 million of goodwill.

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

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded $43.1 million of intangible assets at the current exchange rate on the date of acquisition. The acquired intangible assets consisted of the following:

				Amortization
	TTPCom	Integrant	AudioAsics	Period

Technology-based	$11,600	$18,027	$5,700	5 years
Tradename	—	458	—	2 years
Customer relationships	1,600	2,562	2,600	2 or 5 years*
Other	—	549	—	5 years

Total	$13,200	$21,596	$8,300

*	Acquired Integrant customer relationship intangible assets are amortized over two years and acquired TTPCom and AudioAsics customer relationship intangible assets are amortized over five years.

In connection with the sale of the Baseband Chipset Business to MediaTek Inc., net intangible assets of $7.9 million and $11.4 million acquired from TTPCom Limited were reclassified to assets of discontinued operations in fiscal 2007 and fiscal 2006, respectively. See Note 2u. for additional information on assets of discontinued operations.

Intangible assets, which will continue to be amortized, consisted of the following:

	November 3, 2007		October 28, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Technology-based	$43,626	$23,303	$41,577	$16,104
Tradename	1,687	1,403	1,635	995
Customer relationships	5,798	2,470	5,320	484
Other	6,582	6,364	6,617	6,125

Total	$57,693	$33,540	$55,149	$23,708

Intangible assets acquired prior to the third quarter of fiscal 2006 continue to be amortized on a straight-line basis over their estimated useful lives, which range from five to ten years. The remaining amortization expense will be recognized over a weighted-average period of approximately 1.6 years. The $43.1 million of intangible assets acquired during fiscal 2006 will be amortized over their estimated useful lives of two to five years using an accelerated method of amortization that is expected to reflect the estimated pattern of economic use.

Amortization expense from continuing operations, related to intangibles was $9.2 million, $3.5 million and $2.4 million in fiscal 2007, 2006 and 2005, respectively.

The Company expects annual amortization expense for these intangible assets to be:

Fiscal Years	Amortization Expense

2008	$9,556
2009	$7,377
2010	$4,694
2011	$2,334
2012	$192

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

g.	Grant Accounting

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

The functional currency for the Company’s foreign sales and research and development operations is the applicable local currency. Gains and losses resulting from translation of these foreign currencies into U.S. dollars are recorded in accumulated other comprehensive income (loss). Transaction gains and losses and remeasurement of foreign currency denominated assets and liabilities are included in income currently, including those at the Company’s principal foreign manufacturing operations where the functional currency is the U.S. dollar. Foreign currency transaction gains or losses included in other expenses, net, were not material in fiscal 2007, 2006 or 2005.

i.	Derivative Instruments and Hedging Agreements

The Company enters into forward foreign exchange contracts to offset certain operational and balance sheet exposures from the impact of changes in foreign currency exchange rates. Such exposures result from the portion of the Company’s operations, assets and liabilities that are denominated in currencies other than the U.S. dollar, primarily Euro; other exposures include Philippine Peso, British Pounds Sterling and Japanese Yen. These foreign exchange contracts are entered into to support product sales, purchases and financing transactions made in the normal course of business, and accordingly, are not speculative in nature. In accordance with Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, hedges related to anticipated transactions are designated and documented at the inception of the respective hedges as cash flow hedges and are evaluated for effectiveness monthly.

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

Foreign Exchange Exposure Management — The Company has significant international sales and purchase transactions in foreign currencies and has a policy of hedging forecasted and actual foreign currency risk with forward foreign exchange contracts. The Company’s forward foreign exchange contracts are denominated primarily in Euro and other currencies including Philippine Peso, British Pounds Sterling and Japanese Yen. The contracts are for periods consistent with the terms of the underlying transactions, generally one year or less. Derivative instruments are employed to eliminate or minimize certain foreign currency exposures that can be confidently identified and quantified. In accordance with SFAS 133, hedges related to anticipated transactions are designated and documented at the inception of the respective hedges as cash flow hedges and are evaluated for effectiveness monthly. As the terms of the contract and the underlying transaction are matched at inception, forward contract effectiveness is calculated by comparing the change in fair value of the contract to the change in the forward value of the anticipated transaction, with the effective portion of the gain or loss on the derivative instrument reported as a component of OCI in shareholders’ equity and reclassified into earnings in the same period during which the hedged transaction affects earnings. Any residual change in fair value of the instruments, or

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ineffectiveness, is recognized immediately in other income/expense. Ineffectiveness was immaterial in fiscal 2007, 2006 and 2005.

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

Accumulated Derivative Gains or Losses

The following table summarizes activity in accumulated other comprehensive income (loss) related to derivatives classified as cash flow hedges held by the Company during the period from October 30, 2005 through November 3, 2007:

	2007	2006

Balance at beginning of year	$419	$(4,346)
Changes in fair value of derivatives — gain (loss)	6,128	4,876
Reclassifications into earnings from other comprehensive income	772	(111)

Balance at end of year	$7,319	$419

All of the accumulated gain will be reclassified into earnings over the next twelve months.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

j.	Fair Values of Financial Instruments

The following estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

	November 3, 2007		October 28, 2006
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Assets:
Cash and cash equivalents	$424,972	$424,972	$343,947	$343,947
Short-term investments	656,235	656,235	1,784,387	1,784,387
Deferred compensation investments	36,443	36,443	31,688	31,688
Other investments	1,692	1,692	850	850
Foreign Currency Instruments & Interest Rate Agreements:
Interest rate swap and cap agreements	—	—	77	77
Forward foreign currency exchange contracts	6,924	6,924	272	272

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash, cash equivalents and short-term investments — These investments, except for those classified as held-to-maturity, which are carried at amortized cost, are adjusted to fair value based on quoted market prices or are determined using a yield curve model based on current market rates.

Deferred compensation plan investments and other investments — The fair value of these investments is based on quoted market prices, with the exception of private-company equity investments that are carried at cost, adjusted for impairment charges.

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

The semiconductor industry is characterized by rapid technological change, competitive pricing pressures and cyclical market patterns. The Company’s financial results are affected by a wide variety of factors, including general economic conditions worldwide, economic conditions specific to the semiconductor industry, the timely implementation of new manufacturing technologies, the ability to safeguard patents and intellectual property in a rapidly evolving market and reliance on assembly and test subcontractors, third-party wafer fabricators and independent distributors. In addition, the semiconductor market has historically been cyclical and subject to significant economic downturns at various times. The Company is exposed to the risk of obsolescence of its inventory depending on the mix of future business. Additionally, a large portion of the Company’s external wafer purchase and foundry services are from a limited number of suppliers, primarily Taiwan Semiconductor Manufacturing Company (TSMC). If TSMC or any of the Company’s other key suppliers are unable or unwilling to manufacture and deliver sufficient quantities of components, on the time schedule and of the quality that the Company requires, the Company may be forced to seek to engage additional or replacement suppliers, which could result in significant expenses and disruptions or delays in manufacturing, product development and shipment of product to the Company’s customers. Although the Company has experienced shortages of components, materials and external foundry services from time to time, these items have generally been available to the Company as needed.

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

The Company generally offers a 12-month warranty for its products. The Company’s warranty policy provides for replacement of the defective product. Specific accruals are recorded for known product warranty issues. Product warranty expenses during fiscal 2007, 2006 and 2005 were not material.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

o.	Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes certain transactions that have generally been reported in the consolidated statement of shareholders’ equity. The components of accumulated other comprehensive income (loss) at November 3, 2007 and October 28, 2006 consisted of the following:

	2007	2006

Accumulated other comprehensive income — pension plans:
Prior service cost	$(13)	$—
Transition asset	28	—
Net actuarial gain	7,172	—
Minimum pension liability adjustments	—	(4,669)
Unrealized losses on available-for-sale securities	(462)	(5,371)
Foreign currency translation	20,054	9,414
Unrealized gains on derivative instruments	7,319	419

Total accumulated other comprehensive income (loss)	$34,098	$(207)

p.	Advertising Expense

Advertising costs are expensed as incurred. Advertising expense from continuing operations was $10.2 million in fiscal 2007, $10.9 million in fiscal 2006 and $10.5 million in fiscal 2005.

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

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the computation of basic and diluted earnings per share:

	2007	2006	2005

Net income from continuing operations	$500,695	$516,314	$375,944

Net (loss) income from discontinued operations	$(3,788)	$33,168	$38,843

Net income	$496,907	$549,482	$414,787

Basic shares:
Weighted-average shares outstanding	323,255	358,762	371,791

Earnings per share-basic:
Net income from continuing operations	$1.55	$1.44	$1.01

Net (loss) income from discontinued operations	$(0.01)	$0.09	$0.10

Net income(1)	$1.54	$1.53	$1.12

Diluted shares:
Weighted-average shares outstanding	323,255	358,762	371,791
Assumed exercise of common stock equivalents	9,046	12,202	11,683

Weighted-average common and common equivalent shares	332,301	370,964	383,474

Earnings per share-diluted:
Net income from continuing operations	$1.51	$1.39	$0.98

Net (loss) income from discontinued operations	$(0.01)	$0.09	$0.10

Net income(1)	$1.50	$1.48	$1.08

Weighted-average anti-dilutive shares related to:
Outstanding stock options	49,915	52,054	46,452

(1)	The sum of the individual per share amounts may not equal due to rounding.

s.	Stock-Based Compensation

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

See Note 3 for additional information relating to stock-based compensation.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

t.	New Accounting Standards

Accounting for Financial Assets and Financial Liabilities

In February 2007, the Financial Accounting Standards Board (FASB), issued Statement of Financial Accounting Standard (SFAS) 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, which is the Company’s fiscal year 2009 that begins on November 2, 2008. The Company is currently evaluating the impact, if any that SFAS 159 may have on the Company’s financial condition and results of operations.

Fair Value Measurements

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value. This standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for fiscal years beginning after November 15, 2007, which is the Company’s fiscal year 2009 that begins on November 2, 2008. The Company is currently evaluating the impact, if any that SFAS 157 will have on the Company’s financial condition and results of operations.

Accounting for Prior Year Misstatements

In September 2006, the United States Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s balance sheet and statement of operations financial statements and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The adoption of SAB 108 did not have any impact on the Company’s financial conditions or results of operations.

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

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

u.	Discontinued Operations

In September 2007, the Company entered into a definitive agreement to sell its Baseband Chipset Business to MediaTek Inc. The Company expects to complete the sale in the first quarter of 2008 for approximately $350 million in cash. The decision to sell the Baseband Chipset Business was due to the Company’s decision to focus its resources in areas where its signal processing expertise can provide unique capabilities and earn superior returns. In accordance with the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), the Company determined that the Baseband Chipset Business became a long-lived asset held for sale in the fourth quarter of 2007. SFAS 144 provides that a long-lived asset classified as held for sale should be measured at the lower of its carrying amount or fair value less cost to sell. Since the carrying value of the Baseband Chipset Business at November 3, 2007 was less than the estimated fair value less cost to sell, no adjustment to the carrying value of this long-lived asset was necessary during the year ended November 3, 2007. In accordance with the provisions of SFAS 144, the Company ceased the amortization of the Baseband Chipset Business’ intangible assets and the depreciation of the Baseband Chipset Business’ property and equipment in the fourth quarter of fiscal 2007.

Also, in accordance with the provisions of SFAS 144, the Company determined that the Baseband Chipset Business became a discontinued operation in the fourth quarter of fiscal 2007. Accordingly, the assets and liabilities and operating results of the Baseband Chipset Business have been segregated from the consolidated balance sheets and continuing operations in the consolidated statements of income for all periods presented. Because the Baseband Chipset Business’ cash flows were not material for any period presented, they have not been segregated on the consolidated statements of cash flows.

The following table summarizes the results from discontinued operations for the periods indicated:

	2007	2006	2005

Total Revenue	$193,710	$230,257	$254,008
Cost of sales	127,510	127,283	152,483
Operating expenses:
Research and development	71,215	67,351	58,914
Selling, marketing, general and administrative	6,923	6,212	5,185

(Loss) income before income taxes	(11,938)	29,411	37,426

Benefit from income taxes	(8,150)	(3,757)	(1,417)

Net (loss) income from discontinued operations	$(3,788)	$33,168	$38,843

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	November 3, 2007	October 28, 2006

Accounts receivable, net	$21,971	$23,632
Inventory	14,456	15,706
Property, plant and equipment, net	6,496	—
Intangibles, net	7,920	—

Total assets reclassified to current assets of discontinued operations	$50,843	$39,338

Property, plant and equipment, net	$—	$7,684
Intangibles, net	—	11,367

Total assets reclassified to non-current assets of discontinued operations	$—	$19,051

Accounts Payable	$11,117	$1,640
Deferred Income on shipments to distributors	659	2,820
Accrued Liabilities	7,993	8,856

Total liabilities reclassified to current liabilities of discontinued operations	$19,769	$13,316

3.	Stock-Based Compensation and Shareholders’ Equity

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

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Employee Stock Purchase Plans — The Company also has employee stock purchase plans (ESPPs) that allow eligible employees to purchase, through payroll deductions, shares of the Company’s common stock at 85% of the fair market value at specified dates. Employees may withdraw from an offering before the purchase date and obtain a refund of the amounts withheld through payroll deductions plus accrued interest. The final offering period began June 1, 2005 and ended on June 1, 2006; therefore, June 1, 2005 was considered the grant date for the purposes of recognizing the stock-based compensation expense for that offering period. During fiscal 2006, the Company’s Board of Directors decided that the final offering period, which ended June 1, 2006, would be the last offering period under the ESPPs. Under APB Opinion No. 25, the Company was not required to recognize stock-based compensation expense for the cost of stock options or shares issued under the Company’s ESPPs. Upon adoption of SFAS 123R, the Company began recording stock-based compensation expense related to the ESPPs.

Grant-Date Fair Value

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair values of options granted were calculated using the following estimated weighted-average assumptions:

	2007	2006	2005

Options granted (in thousands)	7,691	8,752	12,904
Weighted-average exercise prices stock options	$33.52	$38.65	$37.60
Weighted-average grant date fair-value stock options	$9.50	$11.60	$10.85
Weighted-average grant date fair-value ESPP	NA	NA	$9.52
Assumptions:
Weighted-average expected volatility	30.45%	28.7%	27.4%
Weighted-average expected term (in years)	5.1	5.0	5.0
Risk-free interest rate	4.61%	4.4%	3.6%
Expected dividend yield	2.2%	1.3%	0.68%

Expected volatility — The Company is responsible for estimating volatility and has considered a number of factors, including third-party estimates, when estimating volatility. For options granted prior to fiscal 2005, the Company used historical volatility to estimate the grant-date fair value of stock options. The Company changed its method of estimating expected volatility for all stock options granted after fiscal 2004 from exclusively relying on historical volatility to exclusively relying on implied volatility. This change was the result of a thorough review the Company undertook, which included consultations with several third-party advisors. Historical volatility during the period commensurate with the expected term of the Company’s stock options over the past several years included a period of time when the Company’s stock price experienced unprecedented increases and subsequent declines. The Company believes that this past stock price volatility is unlikely to be indicative of future stock price behavior, and as such, the Company currently believes that the exclusive use of implied volatility results in a more accurate estimate of the grant-date fair value of employee stock options because it more appropriately reflects the market’s current expectations of future volatility. In evaluating the appropriateness of exclusively relying on implied volatility the Company concluded that: (1) options in the Company’s common stock are actively traded with sufficient volume on several exchanges; (2) the market prices of both the traded options and the underlying shares are measured at a similar point in time to each other and on a date close to the grant date of the employee share options; (3) the traded options

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

have exercise prices that are both near-the-money and close to the exercise price of the employee share options; and (4) the maturities of the traded options used to estimate volatility are at least one year.

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

The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock-based award. Based on an analysis of its historical forfeitures, the Company has applied an annual forfeiture rate of 4.3% to all unvested stock-based awards as of November 3, 2007. The rate of 4.3% represents the portion that is expected to be forfeited each year over the vesting period. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

The Company’s stock option agreements historically provided for retirement-related continued vesting for a portion, or all, of certain stock options based on the optionee’s age and years of service (the retirement provision) in that regardless of whether the employee continues to provide services, the optionee receives the benefit of the stock option. SFAS 123R clarifies the timing for recognizing stock-based compensation expense for awards subject to continued vesting upon meeting this retirement provision. This compensation expense must be recognized over the period from the date of grant to the date retirement eligibility is met if it is shorter than the requisite service period. Upon adoption of SFAS 123R in the first quarter of fiscal 2006, the Company changed its policy regarding the timing of option expense recognition for optionees meeting the criteria of the retirement provision to recognize compensation cost over the period through the date that the optionee is no longer required to provide service to earn the award. Prior to the adoption of SFAS 123R, the Company’s policy was to recognize these compensation costs over the vesting term. Had the Company applied these non-substantive vesting provisions required by SFAS 123R to awards granted prior to the adoption of SFAS 123R, the impact on the pro forma net earnings presented below would have been immaterial. Effective during the third fiscal quarter of fiscal 2006, new grants will not include a provision that provides for retirement-related continued vesting.

The adoption of SFAS 123R had the following impact on fiscal 2007 results: operating profit from continuing operations before tax was lower by $67.0 million, net income from continuing operations was lower by

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$47.3 million, cash flow from operations was lower by $40.9 million, cash flow from financing activities was higher by $40.9 million and basic and diluted EPS were lower by $0.15 and $0.14, respectively.

The adoption of SFAS 123R on October 30, 2005 had the following impact on fiscal 2006 results: operating profit from continuing operations before tax was lower by $69.8 million, net income from continuing operations was lower by $49.7 million, cash flow from operations was lower by $181.2 million, cash flow from financing activities was higher by $181.2 million and basic and diluted EPS were lower by $0.14 and $0.13, respectively.

The following table details the effect on net income and earnings per share had stock-based compensation expense been recorded for fiscal 2005 based on the fair-value method under SFAS 123:

2005

Net income, as reported	$414,787
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	3,796
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax Effects	(305,350)

Pro forma net income	$113,233

Earnings per share:
Basic — as reported	$1.12

Basic — pro forma	$0.30

Diluted — as reported	$1.08

Diluted — pro forma	$0.29

Prior to the adoption of SFAS 123R on October 18, 2005, the Company accelerated the vesting of all unvested stock options awarded to employees after December 31, 2000 that had exercise prices of $40.00 per share or greater. The vesting of options issued to its corporate officers and directors was not accelerated. Unvested options to purchase approximately 18 million shares became exercisable as a result of the vesting acceleration. Because the exercise price of all the modified options was greater than the market price of the Company’s underlying common stock on the date of the modification, no stock-based compensation expense was recorded in the statement of income, in accordance with APB Opinion No. 25. The primary purpose for modifying the terms of these out-of-the-money stock options to accelerate their vesting was to eliminate the need to recognize the remaining unrecognized non-cash compensation expense in the statement of income associated with these options as measured under SFAS 123, because the approximately $188 million ($134 million net of tax) of future expense associated with these options would have been disproportionately high compared to the economic value of the options at the date of modification.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation Activity

A summary of the activity under the Company’s stock option plans as of November 3, 2007 and changes during the fiscal year then ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Options	Exercise Price	Contractual	Aggregate
	Outstanding	Per Share	Term in Years	Intrinsic Value

Options outstanding at October 28, 2006	84,461	$34.09
Options granted	7,691	$33.52
Options exercised	(7,252)	$15.06
Options forfeited	(1,896)	$35.34
Options expired	(2,846)	$43.80

Options outstanding at November 3, 2007	80,158	$35.39	5.2	$261,239

Options exercisable at November 3, 2007	56,189	$34.79	4.0	$258,717

Options vested or expected to vest at November 3, 2007(1)	78,649	$35.36	5.1	$261,619

(1)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

The total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) during fiscal 2007 was $152.6 million and the total amount of cash received by the Company from exercise of these options was $109.1 million. The total grant-date fair value of stock options that vested during fiscal 2007 was approximately $72.8 million.

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

A summary of the Company’s restricted stock and restricted stock unit award activity as of November 3, 2007 and changes during the year then ended is presented below:

	Restricted	Weighted-
	Shares or	Average Grant
	Units	Date Fair Value
	Outstanding	Per Share

Restricted shares and units outstanding at October 28, 2006	55	$35.35
Awards granted	39	$34.89
Restrictions lapsed	(15)	$36.12
Awards forfeited	—	—

Restricted shares and units outstanding at November 3, 2007	79	$34.97

As of November 3, 2007, there was $144.5 million of total unrecognized compensation cost related to unvested share-based awards comprised of stock options and restricted shares. That cost is expected to be recognized over a weighted-average period of 1.7 years.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information with respect to activity under the Company’s stock option plans is set forth below:

		Restricted Awards Outstanding		Options Outstanding
			Weighted-
			Average
	Shares		Grant Date
	Available		Fair-Value Per		Weighted-Average
Stock Award Activity	for Grant	Number	Share	Number	Price Per Share

Balance, October 30, 2004	33,849	—	$—	80,276	$31.00

Options granted	(12,904)	—	—	12,904	37.60
Options exercised	—	—	—	(5,179)	14.88
Options cancelled	2,512	—	—	(2,512)	38.57

Balance, October 29, 2005	23,457	—	$—	85,489	$32.75

Shares authorized for
2006 Stock Incentive Plan	15,000	—	—	—	—
Shares cancelled upon termination of stock plans	(15,968)	—	—	—	—
Restricted awards granted(1)	(165)	55	35.35	—	—
Options granted	(8,752)	—	—	8,752	38.65
Options exercised	—	—	—	(5,382)	15.32
Options cancelled	4,398	—	—	(4,398)	40.04

Balance, October 28, 2006	17,970	55	$35.35	84,461	$34.09

Shares cancelled upon termination of stock plans	(5)	—	—	—	—
Restricted awards granted(1)	(118)	39	34.89	—	—
Restrictions lapsed	—	(15)	36.12	—	—
Options granted	(7,691)	—	—	7,691	33.52
Options exercised	—	—	—	(7,252)	15.06
Options cancelled	4,742	—	—	(4,742)	40.42

Balance, November 3, 2007	14,898	79	$34.97	80,158	$35.39

(1)	The 2006 Plan provides that for purposes of determining the number of shares available for issuance under the 2006 Plan, any restricted stock award, restricted stock unit or other stock-based award with a per share or per unit price lower than the fair market value of our common stock on the date of grant (a “Full-Value Award”) will be counted as three shares for each share subject to the Full-Value Award.

As of November 3, 2007, a total of 95,135,367 common shares were reserved for issuance under the Company’s stock option plans.

Common Stock Repurchase Program

In August 2004, the Company’s Board of Directors approved the repurchase of up to $500 million of the Company’s common stock. On May 11, 2005, the Company’s Board of Directors amended the stock repurchase program by increasing the total amount of the Company’s common stock the Company is authorized to repurchase from $500 million to $1 billion of common stock. On March 14, 2006, the Board of Directors authorized the repurchase by the Company of an additional $1 billion of the Company’s common stock, increasing the total amount of the Company’s common stock the Company can repurchase from $1 billion to $2 billion of the Company’s

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common stock. On December 6, 2006, the Board of Directors authorized the repurchase by the Company of an additional $1 billion of common stock, increasing the total amount of common stock the Company is authorized to repurchase from $2 billion to $3 billion. On June 6, 2007, the Board of Directors authorized the repurchase of an additional $1 billion of common stock, increasing the total amount of common stock the Company is authorized to repurchase from $3 billion to $4 billion. Under the repurchase program, the Company may repurchase outstanding shares of its common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of the Company’s Board of Directors, the repurchase program will expire when the Company has repurchased all shares authorized under the program. The Company repurchased a total of 45.9 million shares for approximately $1,647.2 million during fiscal 2007. As of November 3, 2007, the Company had repurchased approximately 95.1 million shares of its common stock for approximately $3,334.8 million under this program and an additional $665.2 million remains under the current authorized program. The repurchased shares are held as authorized but unissued shares of common stock. The Company plans to continue to repurchase shares during fiscal 2008. The timing and number of shares repurchased can not be reasonably estimated at this time; however, from the end of fiscal year 2007 through November 26, 2007, the Company repurchased approximately 4.6 million shares for approximately $151 million.

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

Revenue Trends by End Market

The categorization of revenue by end market is determined using a variety of data points including the technical characteristics of the product, the “sold to” customer information, the “ship to” customer information and the end customer product or application into which our product will be incorporated. As data systems for capturing and tracking this data evolve and improve, the categorization of products by end market can vary over time. When

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

this occurs, the Company reclassifies revenue by end market for prior periods. Such reclassifications typically do not materially change the sizing of, or the underlying trends of results within, each end market.

	2007			2006		2005
		% of			% of		% of
		Total			Total		Total
		Product			Product		Product
	Revenue	Revenue	Y/Y%	Revenue	Revenue	Revenue	Revenue

Industrial	$1,184,891	47%	7%	$1,105,261	47%	$952,662	45%
Communications	545,792	22%	7%	510,137	22%	475,284	22%
Consumer	544,415	22%	23%	441,871	19%	380,160	18%
Computer	236,019	9%	(17)%	285,650	12%	326,694	15%

Total Product Revenue	$2,511,117	100%	7%	$2,342,919	100%	$2,134,800	100%

Revenue from one-time IP license	35,000			—		—

Total Revenue	$2,546,117			$2,342,919		$2,134,800

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

	2007			2006		2005
		% of			% of		% of
		Total			Total		Total
		Product			Product		Product
	Revenue	Revenue	Y/Y%	Revenue	Revenue	Revenue	Revenue

Converters	$1,106,615	44%	8%	$1,023,499	44%	$927,711	43%
Amplifiers	557,515	22%	5%	532,046	23%	445,732	21%
Power management & reference	205,497	8%	(6)%	219,651	9%	214,169	10%
Other analog	393,724	16%	27%	310,075	13%	255,385	12%

Total analog products	$2,263,351	90%	9%	$2,085,271	89%	$1,842,997	86%

General purpose DSP	214,000	9%	4%	205,483	9%	186,660	9%
Other DSP	33,766	1%	(35)%	52,165	2%	105,143	5%

Total DSP products	$247,766	10%	(4)%	$257,648	11%	$291,803	14%

Total Product Revenue	$2,511,117	100%	7%	$2,342,919	100%	$2,134,800	100%

Revenue from one-time IP license	35,000			—		—

Total Revenue	$2,546,117			$2,342,919		$2,134,800

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic Information

The Company operates in the following major geographic areas. Product revenue data is based upon customer location and property, plant and equipment data is based upon physical location. The predominant countries comprising European operations are Ireland, United Kingdom, France and Germany. The predominant countries comprising Rest of Asia are Taiwan and Korea.

	2007	2006	2005

Product Revenue from continuing operations
United States	$643,087	$643,066	$579,071

Europe	599,288	554,046	532,456
Japan	511,488	468,967	423,220
China	328,073	266,425	199,796
Rest of Asia	429,181	410,415	400,257

Subtotal all foreign countries	1,868,030	1,699,853	1,555,729

Total product revenue	$2,511,117	$2,342,919	$2,134,800

Property, plant and equipment
United States	$226,270	$231,519	$265,243

Ireland	183,075	190,050	209,205
Philippines	133,388	123,786	112,245
All other countries	14,206	9,586	6,532

Subtotal all foreign countries	330,669	323,422	327,982

Total property, plant and equipment	$556,939	$554,941	$593,225

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Special Charges

A summary of the Company’s special charges is as follows:

			Consolidation
		Reorganization	of a Wafer	Reduction of
	Closure of Wafer	of Product	Fabrication	Overhead
	Fabrication Facility	Development and	Facility in	Infrastructure	Total Special
Income Statement	in Sunnyvale	Support Programs	Limerick(1)	Costs	Charges

Fiscal 2005 Charges:
Workforce reductions	$20,315	$11,165	$—	$—	$31,480

Total Fiscal 2005 Charges	$20,315	$11,165	$—	$—	$31,480

Fiscal 2006 Charges:
Facility closure costs	—	554	—	—	554
Abandonment of equipment	—	459	—	—	459
Other items	—	462	—	—	462
Change in estimate	(2,029)	—	—	—	(2,029)
Workforce reductions	—	2,344	—	—	2,344

Total Fiscal 2006 Charges	$(2,029)	$3,819	$—	$—	$1,790

Fiscal 2007 Charges:
Facility closure costs	10,288	—	—	—	10,288
Workforce reductions	—	4,165	13,748	10,711	28,624
Other items	—	859	—	1,637	2,496
Change in estimate	—	(913)	—	—	(913)

Total Fiscal 2007 Charges	$10,288	$4,111	$13,748	$12,348	$40,495

			Consolidation
			of a Wafer
		Reorganization	Fabrication	Reduction of
	Closure of Wafer	of Product	Facility in	Overhead
	Fabrication Facility	Development and	Limerick	Infrastructure	Total Special
Accrued Restructuring	in Sunnyvale	Support Programs	(1)	Costs	Charges

Balance at October 29, 2005	$20,315	$10,708	$—	$—	$31,023
Fiscal 2006 special charges	(2,029)	3,819	—	—	1,790
Severance payments	(12,383)	(8,175)	—	—	(20,558)
Non-cash impairment charge	—	(459)	—	—	(459)
Facility closure costs	—	(455)	—	—	(455)
Other items	—	(462)	—	—	(462)

Balance at October 28, 2006	$5,903	$4,976	$—	$—	$10,879

Fiscal 2007 special charges	10,288	4,111	13,748	12,348	40,495
Severance payments	(5,573)	(4,717)	—	(767)	(11,057)
Facility closure costs	(6,616)	(23)	—	—	(6,639)
Non-cash impairment charge	—	—	—	(438)	(438)
Other items	—	(596)	—	—	(596)
Effect of foreign currency translation on accrual	—	18	—	3	21

Balance at November 3, 2007	$4,002	$3,769	$13,748	$11,146	$32,665

(1)	Production is expected to cease in the six-inch wafer fabrication facility during the first half of fiscal year 2009. Therefore, the severance benefits for this action are recorded as other non-current liabilities in the consolidated balance sheet.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Closure of Wafer Fabrication Facility in Sunnyvale

During the fourth quarter of fiscal 2005, the Company recorded a special charge of $20.3 million as a result of a decision to close its California wafer fabrication operations and transfer virtually all of the production of products manufactured there to the Company’s facility in Wilmington, Massachusetts. The charge was for severance and fringe benefit costs that were recorded pursuant to SFAS 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, or SFAS 88, under the Company’s ongoing benefit plan for 339 manufacturing employees and 28 general and administrative employees. The severance benefit was calculated based on length of past service, and employees had to continue to be employed until they were involuntarily terminated in order to receive the severance benefit. The Company completed the final cleanup and closure activities associated with this action during the second quarter of fiscal 2007.

In addition to the charge recorded in the fourth quarter of fiscal 2005, the Company recorded additional expense during fiscal 2006, which consisted of $18.3 million of non-cash cost of sales expenses for additional depreciation due to shortened useful lives of certain manufacturing equipment and $2.0 million for stay-on bonuses. The Company reversed approximately $2.0 million of its severance accrual during fiscal 2006 because some employees voluntarily left the Company, other employees found alternative employment within the Company, and there was an over accrual related to fringe benefits because severance payments, normally paid as income continuance, were paid in lump sum payments, which reduced the benefit costs associated with these payments. The employment of all of the remaining employees included in this action has been terminated by the Company.

The Company ceased production at the wafer fabrication facility on November 9, 2006. During the first quarter of fiscal 2007, the Company recorded additional expense, in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which consisted of $3.2 million for clean-up and closure costs that were charged to expense as incurred and $0.4 million for lease obligation costs for a warehouse facility the Company ceased using during the first quarter of fiscal 2007. During the second quarter of fiscal 2007, the Company recorded a special charge, in accordance with SFAS 146, which included $5.0 million of expense for future lease obligation costs for the wafer fabrication facility that the Company ceased using during the second quarter of fiscal 2007. Also included in the special charge was $1.7 million for clean-up and closure costs that were charged to expense as incurred. The clean-up activity was completed during the second quarter of fiscal 2007, and the Company does not expect to incur any additional charges related to this action.

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

During fiscal 2006, the Company recorded an additional special charge of $3.8 million related to this reorganization action. Approximately $1.5 million of this charge was for lease obligation costs for a facility the Company ceased using during the first quarter of fiscal 2006 and the write-off of property, plant and equipment and other items at this facility. The remaining $2.3 million related to severance and fringe benefit costs that were recorded in the fourth quarter of fiscal 2006 pursuant to SFAS 88 under the Company’s ongoing benefit plan or statutory requirements at foreign locations for 46 engineering and selling, marketing, general and administrative employees.

During the first quarter of fiscal 2007, the Company recorded an additional special charge of $1.6 million related to this reorganization action. Approximately $0.6 million of this charge was for contract termination costs.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The remaining $1.0 million relates to severance and fringe benefit costs recorded pursuant to SFAS 88 under the Company’s ongoing benefit plan for six engineering employees.

During the second quarter of fiscal 2007, the Company recorded an additional special charge of $3.4 million related to this reorganization action. Approximately $3.2 million relates to the severance and fringe benefit costs recorded pursuant to SFAS 88 under the Company’s ongoing benefit plan or minimum statutory requirements at foreign locations for 20 engineering and selling, marketing, general and administrative employees. The remaining $0.2 million of this charge was for lease obligation costs for a facility the Company ceased using during the second quarter of fiscal 2007.

During the fourth quarter of fiscal 2007, the Company reversed approximately $0.9 million of the Company’s severance accrual because some employees voluntarily left the Company and other employees found alternative employment within the Company, and were therefore no longer entitled to severance payments.

The employment of all employees included in this action has been terminated. The Company does not expect to incur any further charges related to this reorganization action.

Fourth Quarter of Fiscal 2007 Special Charges

Consolidation of a Wafer Fabrication Facility in Limerick

During the fourth quarter of fiscal 2007, the Company recorded a special charge of $13.7 million as a result of the Company’s decision to focus the wafer fabrication capacity at its Limerick facility on eight-inch technology. Certain manufacturing processes and products produced on the six-inch production line will transition to the existing eight-inch production line in Limerick while others will transition to external foundries. The charge was for severance and fringe benefit costs recorded pursuant to SFAS 88 under the Company’s ongoing benefit plan for 150 manufacturing employees. Production is expected to cease in the six-inch wafer fabrication facility during the first half of fiscal year 2009, and the affected employees will be terminated. These employees must continue to be employed until their employment is involuntarily terminated in order to receive the severance benefit. The Company expects to incur additional expenses related to this action during fiscal year 2009 of approximately $6 million related to clean-up and closure costs. In accordance with SFAS 146, these costs will be expensed as incurred.

Reduction of Overhead Infrastructure Costs

During the fourth quarter of fiscal 2007, the Company decided to either deemphasize or exit certain businesses or products and focus investments in products and end markets where the Company has better opportunities for profitable growth. In September 2007, the Company entered into a definitive agreement to sell its Baseband Chipset Business. As a result of these decisions the Company decided to reduce the support infrastructure in manufacturing, engineering and SMG&A to more appropriately reflect the required overhead structure of the Company. Consequently, the Company recorded a special charge of $12.3 million, of which $10.7 million is for severance and fringe benefit costs recorded pursuant to SFAS 88 under the Company’s ongoing benefit plan or statutory requirements at foreign locations for 25 manufacturing employees and 127 engineering and selling, marketing, general and administrative employees. The remaining $1.6 million is for contract termination costs related to a license agreement associated with products the Company will no longer develop and for which there is no future alternative use. These actions are expected be substantially completed in the second quarter of fiscal 2008.

As of November 3, 2007, 77 of the 152 employees included in this reorganization action were still employed by the Company. These employees must continue to be employed until their employment is involuntarily terminated in order to receive the severance benefit.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Acquisitions

In the third quarter of fiscal 2006, the Company completed a transaction with TTPCom Limited (TTPCom), whereby TTPCom transferred to the Company intellectual property, engineering resources, and related assets associated with the support and customization of TTPCom’s GSM/GPRS/EDGE modem software for use on the Company’s existing and future generations of SoftFone® baseband processors. The Company also acquired development rights for AJAR, TTPCom’s advanced applications platform. As a result of this transaction, the Company became the single point of contact for both hardware and software support for its new and existing wireless handset customers, thus improving the Company’s abilities to service the needs of individual customers. The Company paid TTPCom $11.9 million in initial cash payments. The purchase price was allocated to the tangible and intangible assets acquired based on their estimated fair values at the date of acquisition. The estimated fair values of the assets exceeded the initial payments by $7.8 million, resulting in negative goodwill. Pursuant to Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, the Company recorded a liability for the contingent consideration that will be accounted for as additional purchase price, up to the amount of the negative goodwill. As contingent payments became due, the payments were applied against the contingent liability. As of October 28, 2006, the Company had paid $6 million of contingent payments and the remaining contingent liability was $1.8 million. The purchase price included $5.5 million of in-process technology that had not yet reached technological feasibility, had no alternative future use and was charged to operations during the third quarter of fiscal 2006. The in-process technology related to software code developed for use in the Company’s semiconductor chipsets manufactured for devices that use both the 2G and 2.5G cellular wireless technology standards. The fair value of the in-process technology was determined with the assistance of a third party using the income approach. At the time of the acquisition, the in-process technology was approximately 56% complete. As of November 3, 2007, the in-process research and development projects were complete. During fiscal 2007, we paid an additional $6.1 million of contingent consideration, which resulted in reducing the $1.8 million liability and recording additional goodwill of $4.3 million. As of November 3, 2007, all technological milestones have been met and no additional payments will be made. The acquisition also included $13.2 million of intangible assets (see Note 2f.) that were being amortized over their estimated useful lives of five years using an accelerated amortization method that reflects the estimated pattern of economic use. As a result of the Company’s definitive agreement to sell its Baseband Chipset Business to MediaTek Inc., $7.9 million and $11.4 million of net intangible assets were reclassified to assets of discontinued operations at November 3, 2007 and October 28, 2006, respectively, as the TTPCom assets will be transferred to MediaTek Inc. as part of the transaction. See Note 2u. for additional information on assets of discontinued operations.

In the fourth quarter of fiscal 2006, the Company acquired substantially all the outstanding stock of privately-held Integrant Technologies, Inc. (Integrant) of Seoul, Korea. The acquisition enabled the Company to enter the mobile TV market and strengthened its presence in the Asian region. The Company paid $127.2 million in initial cash payments at closing and may be obligated to make additional cash payments of up to an aggregate of $33 million upon the satisfaction of certain conditions. The initial cash payments included $4.2 million held in escrow for the purchase of the remaining non-founder outstanding shares. These shares were purchased during fiscal 2007 and were recorded as additional goodwill. The purchase price was allocated to the tangible and intangible assets acquired based on their estimated fair values at the date of acquisition. The Company completed the final purchase accounting for this transaction during the first quarter of fiscal 2007, which resulted in an additional $5.6 million of goodwill. The $33 million of potential cash payments is comprised of $25 million for the achievement of revenue-based milestones that may be payable during the period from July 2006 through December 2007 and $8 million related to the purchase of shares from the founder of Integrant during the period from July 2007 through July 2009. The additional cash payments will be recorded as additional purchase price. During fiscal 2007, the Company paid $3.5 million to repurchase founder shares. No revenue-based milestones have been met as of November 3, 2007. The purchase price included $11.1 million of in-process technology that had not yet reached technological feasibility, had no alternative future use and was charged to operations during the fourth quarter of fiscal 2006. The in-process technology related to technologies currently in development for Dual DAB, T-DMB,

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

DVB-H, RFID and WiBro applications. The fair value of the in-process technology was determined with the assistance of a third party using the income forecast approach. At the time of the acquisition, the in-process technology was approximately 74% complete. As of November 3, 2007, the in-process research and development projects were complete. The acquisition also included $21.6 million of intangible assets (see Note 2f.) that are being amortized over their estimated useful lives of two to five years using an accelerated amortization method that reflects the estimated pattern of economic use.

In the fourth quarter of fiscal 2006, the Company acquired all the outstanding stock of privately-held AudioAsics A/S (AudioAsics) of Roskilde, Denmark. The acquisition of AudioAsics allows the Company to continue developing low-power audio solutions, while expanding its presence in the Nordic and Eastern European regions. The Company paid $19.3 million in initial cash payments at closing and may be obligated to make additional cash payments of up to an aggregate of $8 million upon the satisfaction of certain conditions. The purchase price was allocated to the tangible and intangible assets acquired based on their estimated fair values at the date of acquisition. The $8 million of potential cash payments is comprised of $4.8 million for the achievement of revenue-based milestones that may be payable during the period from October 2006 through January 2009 and $3.2 million based on the achievement of technological milestones during the period from October 2006 through January 2009. In order to be entitled to receive $2.4 million of the revenue-based contingent consideration, certain key employees must continue to be employed by the Company. As such, that portion of the revenue-based contingent consideration will be recorded as compensation expense when, and if, it is earned. The technological milestones require post-acquisition services to be rendered in order to be achieved and, as such, will be recorded as compensation expense when earned. The purchase price included $5.1 million of in-process technology that had not yet reached technological feasibility, had no alternative future use and was charged to operations during the fourth quarter of fiscal 2006. The in-process technology related to technologies currently in development for analog and digital microphone pre-amplifiers. The fair value of the in-process technology was determined with the assistance of a third party using the income approach. At the time of the acquisition, the in-process technology was approximately 69% complete. As of November 3, 2007, the in-process research and development projects were complete. The acquisition also included $8.3 million of intangible assets (see Note 2f.) that are being amortized over their estimated useful lives of five years using an accelerated amortization method that reflects the estimated pattern of economic use. As of November 3, 2007, no contingent consideration has been paid.

Pro forma results of operations for TTPCom, Integrant and AudioAsics have not been provided herein as they were not material to the Company on either an individual or an aggregate basis. The results of operations of each acquisition are included in the Company’s consolidated statement of income from the date of such acquisition.

7.	Deferred Compensation Plan Investments

Deferred compensation plan investments are classified as trading and the components of the investments as of November 3, 2007 and October 28, 2006 were as follows:

	2007	2006

Corporate obligations	$21,670	$18,883
Money market funds	3,858	3,039
Mutual funds	10,915	9,766

Total deferred compensation plan investments — short and long term	$36,443	$31,688

The fair values of these investments are based on published market quotes on November 3, 2007 and October 28, 2006, respectively. Adjustments to fair value of, and income pertaining to, deferred compensation plan investments are recorded in operating expenses. Gross realized and unrealized gains and losses from trading securities were not material in fiscal 2007, 2006 or 2005.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments are offset by a corresponding liability to the plan participants (see Note 10). These investments are specifically designated as available to the Company solely for the purpose of paying benefits under the Company’s deferred compensation plan. However, in the event the Company became insolvent, the investments would be available to all unsecured general creditors.

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

Other investments consist of equity securities and other long-term investments. Investments are stated at fair value, which is based on market quotes, or on a cost-basis, dependent on the nature of the investment, as appropriate. Adjustments to the fair value of investments classified as available-for-sale are recorded as an increase or decrease in accumulated other comprehensive income (loss), unless the adjustment is considered an other-than-temporary impairment, in which case the adjustment is recorded as a charge in the statement of income.

Realized gains of $7.9 million were recorded in fiscal 2007 related to the sale of a cost-basis investment. There were no realized gains or losses recorded in fiscal 2006 or 2005.

Long-term marketable investments are classified as available-for-sale. Unrealized losses of $0.3 million ($0.2 million net of tax) were recorded in fiscal 2007, unrealized losses of $0.7 million ($0.4 million net of tax) were recorded in fiscal 2006 and unrealized losses of $1.4 million ($0.9 million net of tax) were recorded in fiscal 2005.

9.	Accrued Liabilities

Accrued liabilities at November 3, 2007 and October 28, 2006 consisted of the following:

	2007	2006

Accrued compensation and benefits	$77,019	$80,160
Special charges	18,917	10,879
Other	54,607	54,874

Total accrued liabilities	$150,543	$145,913

10.	Deferred Compensation Plan Liability and Other Noncurrent Liabilities

The deferred compensation plan liability relates to obligations due under the Analog Devices, Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan allows certain members of management and other highly-compensated employees and non-employee directors to defer receipt of all or any portion of their compensation. Prior to January 1, 2005, participants could also defer gains on stock options and restricted stock granted before July 23, 1997. The balance represents Deferred Compensation Plan participant accumulated deferrals, and earnings thereon, since the inception of the Deferred Compensation Plan, net of withdrawals. The total expense to the Company of the Deferred Compensation Plan was $0.3 million in fiscal 2007, $1.0 million in fiscal 2006 and $9.9 million in fiscal 2005. The Company’s liability under the Deferred Compensation Plan is an unsecured general obligation of the Company. Other noncurrent liabilities primarily relate to pension liabilities.

During fiscal 2006, the Company distributed $254.1 million from the Deferred Compensation Plan as a result of participant terminations or at the direction of the participants. This amount represented compensation and/or

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock option gains previously deferred by those participants pursuant to the terms of the Deferred Compensation Plan and earnings on those deferred amounts. As a result of certain provisions of the American Jobs Creation Act, participants had the opportunity until December 31, 2005 to elect to withdraw amounts previously deferred.

11.	Lease Commitments

The Company leases certain of its facilities, equipment and software under various operating leases that expire at various dates through 2022. The lease agreements frequently include renewal and escalation clauses and require the Company to pay taxes, insurance and maintenance costs. Total rental expense under operating leases was approximately $43 million in fiscal 2007, $45 million in fiscal 2006 and $44 million in fiscal 2005.

The following is a schedule of future minimum rental payments required under long-term operating leases at November 3, 2007:

Operating
Fiscal Years	Leases

2008	$30,774
2009	$25,906
2010	$13,267
2011	$5,430
2012	$3,842
Later Years	$12,259

Total	$91,478

12.	Commitments and Contingencies

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

Other Legal Proceedings

In May 2006, the Company received a document subpoena from the U.S. Attorney for the Southern District of New York requesting records from 2000 to the present relating to the Company’s granting of stock options. The Company believes that the options at issue in this matter are the same option grants which have been the subject of investigation by the SEC. The Company has cooperated with the office of the U.S. Attorney in connection with this subpoena. The Company cannot predict the outcome of this matter, but believes the disposition of the matter will not have a material adverse effect on the Company or its financial position.

On May 25, 2006, the Company filed a lawsuit in United States District Court for the District of Delaware against Linear Technology Corp., or LTC, alleging infringement of three Company patents by LTC’s making, selling and using various products. In the Company’s complaint, it is seeking damages in an unspecified amount and injunctive relief. In addition, the Company also sought a declaratory judgment that its products do not infringe eight patents allegedly owned by LTC (the “LTC patents”) and that the LTC patents are invalid. On July 28, 2006, LTC filed an answer and counterclaims, denying that its products infringe the asserted Company patents and asking the court to declare such patents invalid. LTC also claimed that the Company, by making, selling and using various power management products, is infringing seven of the eight LTC patents. LTC seeks damages in an unspecified amount and injunctive relief. On August 21, 2006, the Company filed its answer to LTC’s counterclaims, denying all liability to LTC. The case is currently in the discovery phase and trial is scheduled to begin in October 2008. The Company intends to vigorously pursue its claims against LTC, and to vigorously defend against LTC’s counterclaims. The Company is unable at this time to predict the outcome of this litigation; however, the Company believes that the final disposition of this matter will not have a material adverse effect on the Company or its financial position.

On October 13, 2006, a purported class action complaint was filed in the United States District Court for the District of Massachusetts on behalf of participants in the Company’s Investment Partnership Plan from October 5, 2000 to the present. The complaint named as defendants the Company, certain officers and directors, and the Company’s Investment Partnership Plan Administration Committee. The complaint alleges purported violations of federal law in connection with the Company’s option granting practices during the years 1998, 1999, 2000, and 2001, including breaches of fiduciary duties owed to participants and beneficiaries of the Company’s Investment Partnership Plan under the Employee Retirement Income Security Act. The complaint seeks unspecified monetary damages, as well as equitable and injunctive relief. The Company intends to vigorously defend against these allegations. On November 22, 2006, the Company and the individual defendants filed motions to dismiss the complaint. On January 8, 2007, the Plaintiff filed memoranda in opposition. On January 22, 2007, the Company and the individual defendants filed further memoranda in support of the motions to dismiss. Although the Company believes it has meritorious defenses to the asserted claims, it is unable at this time to predict the outcome of this proceeding. The court has scheduled a hearing on the Company’s motion to dismiss on January 30, 2008.

From time to time in the ordinary course of the Company’s business, various claims, charges and litigation are asserted or commenced against the Company arising from, or related to, contractual matters, patents, trademarks,

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

personal injury, environmental matters, product liability, insurance coverage and personnel and employment disputes. As to such claims and litigation the Company can give no assurance that it will prevail.

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

The Company executed a legal settlement with Maxim Integrated Products, Inc. (Maxim) during the second quarter of fiscal 2007, which resulted in the Company receiving $19 million. The Company recorded $8.5 million as a credit to legal expense in selling, marketing, general and administrative expense because this amount represents the fair value of external legal costs incurred by the Company in this matter. The remaining $10.5 million has been recorded in other income because the amount was not related to the reimbursement of external legal costs and management deems it to be an isolated event. This amount is earned in full because the Company has no future obligation to Maxim with respect to this payment.

14.	Retirement Plans

The Company and its subsidiaries have various savings and retirement plans covering substantially all employees. The Company maintains a defined contribution plan for the benefit of its eligible United States employees. This plan provides for Company contributions of up to 5% of each participant’s total eligible compensation. In addition, the Company contributes an amount equal to each participant’s pre-tax contribution, if any, up to a maximum of 3% of each participant’s total eligible compensation. The total expense related to the defined contribution plan for U.S. employees was $21.0 million in fiscal 2007, $22.1 million in fiscal 2006 and $21.6 million in fiscal 2005. The Company also has various defined benefit pension and other retirement plans for certain non-U.S. employees that are consistent with local statutory requirements and practices. The total expense related to the various defined benefit pension and other retirement plans for certain non-U.S. employees was $17.3 million in fiscal 2007, $15.7 million in fiscal 2006 and $12.1 million in fiscal 2005.

Effective for fiscal year 2007, the Company adopted the provisions of SFAS 158, Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans — an amendment of FASB Statement No. 87, 88, 106 and 132(R) (SFAS 158) in the fourth quarter of fiscal 2007. SFAS 158 requires that the funded status of defined-benefit post retirement plans be recognized on the company’s consolidated balance sheets, and changes in the funded status be reflected in comprehensive income. SFAS 158 also requires the measurement date of the plan’s funded status to be the same as the company’s fiscal year end, which will be effective for the Company in fiscal 2009.

Non-U.S. Plan Disclosures

The Company’s funding policy for its foreign defined benefit pension plans is consistent with the local requirements of each country. The plans’ assets consist primarily of U.S. and non-U.S. equity securities, bonds, property and cash. The benefit obligations and related assets under these plans have been measured at September 30, 2007 and September 30, 2006.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net annual periodic pension cost of non-U.S. plans is presented in the following table:

	2007	2006	2005

Service cost	$10,890	$10,572	$8,231
Interest cost	8,862	7,214	6,521
Expected return on plan assets	(9,584)	(7,097)	(7,307)
Amortization of prior service cost	8	116	185
Amortization of transitional asset	(39)	(27)	69
Recognized actuarial loss	804	1,548	648

Net periodic pension cost	$10,941	$12,326	$8,347

Curtailment impact	$—	$81	$—
Settlement impact	$85	$—	$—
Special termination benefits	$207	$1,394	$—

The special termination presented relate to certain early retirement benefits provided in certain jurisdictions.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Obligation and asset data of the Company’s non-U.S. plans at each fiscal year end is presented in the following table:

	2007	2006

Change in Benefit Obligation
Benefit obligation at beginning of year	$177,975	$163,230
Service cost	10,890	10,572
Interest cost	8,862	7,214
Curtailment	(1,297)	—
Settlement	(6,894)	—
Special termination benefits	207	1,394
Participant contributions	2,811	2,310
Premiums Paid	(201)	(188)
Actuarial loss	(28,348)	(10,807)
Benefits paid	(4,037)	(3,370)
Exchange rate adjustment	20,803	7,620

Benefit obligation at end of year	$180,771	$177,975

Change in Plan Assets
Fair value of plan assets at beginning of year	$135,944	$108,091
Actual return on plan assets	11,326	12,100
Employer contributions	10,793	11,228
Participant contributions	2,811	2,310
Settlements	(6,894)	—
Premiums Paid	(201)	(188)
Benefits paid	(4,037)	(3,370)
Exchange rate adjustment	18,063	5,773

Fair value of plan assets at end of year	$167,805	$135,944

Reconciliation of Funded Status
Unfunded status	$(12,966)	$(42,031)
Contribution between September 30 and fiscal year end	581	2,404
Unrecognized transition obligation	N/A	(19)
Unrecognized actuarial loss	N/A	25,131
Unrecognized prior service cost	N/A	25

Net amount recognized	$(12,385)	$(14,490)

Amounts Recognized in the Balance Sheet
For years prior to adoption of the funded status provisions of SFAS 158
Prepaid benefit cost	N/A	$—
Accrued benefit liability	N/A	(21,698)
Intangible asset	N/A	25
Accumulated other comprehensive income	N/A	7,183

Net amount recognized	N/A	$(14,490)

For years after the adoption of the funded status provisions of SFAS 158
Noncurrent assets	$10,114	N/A
Current liabilities	(757)	N/A
Noncurrent liabilities	(21,742)	N/A

Net amount recognized	$(12,385)	N/A

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2007	2006

Reconciliation of Amounts Recognized in the Statement of Financial Position
Initial net obligation	$(19)	N/A
Prior service cost	(19)	N/A
Net gain	6,824	N/A

Accumulated other comprehensive income	6,786	N/A
Accumulated contributions in excess of net periodic benefit cost	(19,171)	N/A

Net amount recognized	$(12,385)	N/A

Estimated amounts that will be amortized from accumulated other comprehensive income over the next fiscal year
Initial net asset	$42
Prior service cost	(8)
Net loss	(220)

Total	$(186)

Other comprehensive income attributable to change in additional minimum liability recognition prior to adoption of SFAS 158	$(2,135)	$(2,151)
Increase in accumulated other comprehensive income (before tax) to reflect the adoption of SFAS 158	$(11,834)

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for non-U.S. pension plans with accumulated benefit obligation in excess of plan assets were $46.4 million, $40.1 million, and $24.3 million respectively, at September 30, 2007 and $49.6 million, $41.9 million, and $24.2 million respectively, at September 30, 2006.

The range of assumptions used for the non-U.S. defined benefit plans reflects the different economic environments within the various countries. The projected benefit obligation was determined using the following weighted average assumptions:

	2007	2006

Discount rate	5.64%	4.79%
Rate of increase in compensation levels	3.83%	3.70%
Expected long-term return on plan assets	7.14%	6.71%

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

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Expected fiscal 2008 Company contributions and estimated future benefit payments are as follows:

Expected Company Contributions
2008	$7,993
Expected Benefit Payments
2008	$3,209
2009	$3,224
2010	$2,421
2011	$4,750
2012	$4,671
2013-2017	$31,004

The Company’s year-end pension plan weighted average asset allocations by category were:

	2007	Strategic Target

Equities	68.69%	69.00%
Bonds	26.46%	27.00%
Cash	0.62%	0.00%
Property	4.23%	4.00%

Total	100.00%	100.00%

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

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Income Taxes

The reconciliation of income tax computed at the U.S. federal statutory rates to income tax expense is as follows:

	2007	2006	2005

U.S. federal statutory tax rate	35.0%	35.0%	35.0%
Income tax provision reconciliation:
Tax at statutory rate:	$230,622	$221,544	$192,592
Irish income subject to lower tax rate	(65,715)	(70,515)	(65,157)
Repatriation of foreign earnings	—	—	48,688
Domestic and international tax examination charges (benefits) including penalties	4,363	(35,158)	—
Deferred compensation plan	—	—	7,150
State income taxes, net of federal benefit	1,744	937	437
Research and development tax credits	(14,846)	(934)	(10,439)
Amortization of goodwill/intangibles	261	207	988
Net foreign tax in excess of U.S. federal statutory tax rate	1,729	(45)	—
Other, net	286	1,382	61

Total income tax provision	$158,444	$117,418	$174,320

For financial reporting purposes, income before income taxes includes the following components:

	2007	2006	2005

Pretax income:
Domestic	$288,110	$229,026	$116,840
Foreign	370,810	403,958	433,424

Total income before income taxes and discontinued operations	$658,920	$632,984	$550,264

The components of the provision for income taxes are as follows:

	2007	2006	2005

Current:
Federal	$98,826	$108,115	$93,336
Foreign	60,033	36,462	63,753
State	2,435	1,295	2,627

Total current	$161,294	$145,872	$159,716

Deferred (prepaid):
Federal	$(2,336)	$(22,619)	$14,480
Foreign	(514)	(5,835)	124

Total deferred	$(2,850)	$(28,454)	$14,604

On October 22, 2004, the U.S. enacted the American Jobs Creation Act of 2004 (“AJCA”). The AJCA created a temporary incentive for U.S. multinational corporations to repatriate accumulated foreign income by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The Company

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

decided to repatriate $1,055 million in extraordinary dividends, as defined by the AJCA, during the fourth quarter of fiscal 2005 and accordingly recorded a tax liability of $48.7 million at October 29, 2005.

The Company continues to intend to reinvest certain of its foreign earnings indefinitely. Accordingly, no US income taxes have been provided for approximately $1,193 million of unremitted earnings of international subsidiaries. As of November 3, 2007, the amount of unrecognized deferred tax liability on these earnings was $323 million.

The significant components of the Company’s deferred tax assets and liabilities for the fiscal years ended November 3, 2007 and October 28, 2006 are as follows:

	2007	2006

Deferred tax assets:
Inventory reserves	$31,227	$30,302
Deferred income on shipments to distributors	22,247	20,696
Reserves for compensation and benefits	26,434	23,833
Tax credit carryovers	46,775	42,583
SFAS 115 mark-to-market adjustment	368	4,164
Stock-based compensation	78,203	40,704
Depreciation	—	14,322
Undistributed earnings of foreign subsidiaries	—	6,896
Other	5,694	4,862

Total gross deferred tax assets	210,948	188,362
Valuation allowance	(46,775)	(42,583)

Total deferred tax assets	164,173	145,779

Deferred tax liabilities:
Depreciation	2,377	—
Acquisition Accounting	(7,010)	(2,331)
Undistributed earnings of foreign subsidiaries	(4,999)	—
Other	(514)	(1,083)

Total gross deferred tax liabilities	(10,146)	(3,414)

Net deferred tax assets	$154,027	$142,365

The valuation allowances of $46.8 million and $42.6 million at November 3, 2007 and October 28, 2006, respectively, are a full valuation allowance for the Company’s state credit carryovers that will begin to expire in 2008.

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

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During fiscal year 2006, the United States Internal Revenue Service (the IRS) completed its examination of fiscal years 2001, 2002 and 2003 and issued their report. The Company agreed to accept this report and filed its 2005 and 2006 tax return and an amended return for 2004 conforming to the methodologies agreed to during the 2001-2003 examination. The completion of this examination, including the reversal of accruals for taxes and penalties and the filing of refund claims in other jurisdictions associated with the completion of the IRS examination, resulted in an income tax benefit of $35.2 million in fiscal year 2006.

During the fourth quarter of fiscal year 2007, the IRS completed its field examination of fiscal years 2004 and 2005. Although the IRS has not issued its final report for fiscal 2004 and 2005, they have issued proposed adjustments related to these two fiscal years. The Company has provided $4.4 million for taxes and penalties related to certain of these proposed adjustments. There are four items, with a potential total tax liability of $46 million, that the Company concluded, based on discussions with its tax advisors, are not likely to result in additional tax liability. Therefore, the Company has not recorded any tax liability for these items and plans to appeal these proposed adjustments through the normal processes for the resolution of differences between the IRS and taxpayers. Two of the unresolved matters are one-time issues and pertain to Section 965 of the Internal Revenue Code related to the beneficial tax treatment of dividends from foreign owned companies under The American Jobs Creation Act. The other matters pertain to the computation of research and development tax credits and the profits earned from manufacturing activities carried on outside the United States. As well as impacting taxes payable for fiscal 2004 and 2005, these latter two matters could impact taxes payable in subsequent years.

During fiscal year 2006, the IRS invited the Company to participate in the Compliance Assurance Process (CAP), which is a voluntary pilot program the IRS is conducting for a limited number of large business taxpayers. The objective of CAP is to reduce taxpayer burden associated with IRS audits while assuring the IRS of the accuracy of tax returns prior to filing. The Company has agreed to participate in CAP. Under the program, the IRS is expected to contemporaneously work with the Company to achieve federal tax compliance and resolve issues prior to the filing of a tax return. CAP is designed to eliminate or substantially reduce the need for post-filing examinations of future tax returns. For fiscal 2006, the IRS has completed the CAP. The IRS and the Company have agreed on the treatment of a number of issues that have been included in an Issue Resolutions Agreement related to the 2006 tax return. However, no agreement was reached on the tax treatment of a number of issues, including the same R&D credit and foreign manufacturing issues mentioned above related to fiscal 2004 and 2005. The IRS has also indicated they plan to audit the pricing of inter company sales (transfer pricing), which is just beginning. The Company has not provided for any additional taxes in respect to the examination of the fiscal 2006 return. The CAP is still underway for fiscal 2007. The Company has not prepared its tax return for fiscal 2007, and the IRS has not issued a report for fiscal 2007.

Although the Company believes its estimates of tax payable are reasonable, no assurance can be given that the Company will prevail in the matters raised related to the fiscal years 2004, 2005, and 2006 and that the outcome of one or all of these matters will not be different than that which is reflected in the historical income tax provisions and accruals. The Company believes such differences would not have a material impact on the Company’s financial condition but could have a material impact on the Company’s income tax provision, operating results and operating cash flows in the period in which such matters are resolved.

16.	Related Party Transactions

One of the Company’s directors, who has served on the Company’s Board of Directors since 1988, became a director of Taiwan Semiconductor Manufacturing Company, or TSMC, in fiscal 2002 and continues to serve as a director of TSMC. Management believes the terms and prices for the purchases of products from TSMC are not affected by the presence of one of the Company’s directors on the Board of Directors of TSMC. The Company purchased approximately $302 million, $281 million and $224 million of product from TSMC in fiscal years 2007, 2006 and 2005, respectively, and approximately $47 million and $17 million was payable to TSMC as of

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

November 3, 2007 and October 28, 2006, respectively. Management anticipates that it will make significant purchases from TSMC in fiscal 2008.

17.	Gain on Sale of Product Line

During fiscal 2006, the Company completed the sale to Ikanos Communications, Inc. of its DSP-based digital subscriber line (DSL) application-specific integrated circuit (ASIC) and network processor product line. The Company received approximately $23.1 million in cash for the product line and after providing for the write-off of inventory, fixed assets and other costs incurred to complete the transaction, recorded a net gain of $13.0 million in nonoperating income during fiscal 2006.

18.	Subsequent Events

On November 8, 2007, the Company entered into a purchase and sale agreement with certain subsidiaries of ON Semiconductor Corporation to sell the Company’s CPU voltage regulation and PC thermal monitoring business for total consideration of approximately $185 million. The business to be sold consists of core voltage regulator products for the central processing unit in computing and gaming applications and temperature sensors and fan-speed controllers for managing the temperature of the central processing unit. The parties will also enter into a one-year manufacturing supply arrangement. The Company expects to close this transaction in the first quarter of fiscal 2008. This business met the assets held for sale criteria on November 8, 2007, and will therefore be reclassified to discontinued operations during the first quarter of fiscal 2008.

The following table presents the items that will be reclassified into assets and liabilities of discontinued operations during the first quarter of fiscal 2008:

	November 3, 2007	October 28, 2006

Accounts receivable, net	$12,604	$10,718
Inventory	23,146	24,811
Property, plant and equipment, net	864	—

Total assets reclassified to current assets of discontinued operations	$36,614	$35,529

Property, plant and equipment, net	$—	$257

Total assets reclassified to non-current assets of discontinued operations	—	257

Accounts Payable	$2,894	$1,857
Deferred Income on shipments to distributors	307	763
Accrued Liabilities	1,183	937

Total liabilities reclassified to current liabilities of discontinued operations	$4,384	$3,557

On November 26, 2007, the Board of Directors of the Company declared a cash dividend of $0.18 per outstanding share of common stock. The dividend will be paid on December 26, 2007 to all shareholders of record at the close of business on December 7, 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Analog Devices, Inc.

We have audited the accompanying consolidated balance sheets of Analog Devices, Inc. as of November 3, 2007 and October 28, 2006, and the related consolidated statements of income, shareholders’ equity, comprehensive income, and cash flows for each of the three years in the period ended November 3, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(c). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Analog Devices, Inc. at November 3, 2007 and October 28, 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 3, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 14 to the financial statements, effective November 3, 2007, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132(R). Additionally, as discussed in Note 2s to the financial statements, effective October 30, 2005, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Analog Devices, Inc.’s internal control over financial reporting as of November 3, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 26, 2007 expressed an unqualified opinion thereon.

Boston, Massachusetts
November 26, 2007

ANALOG DEVICES, INC.

SUPPLEMENTARY FINANCIAL INFORMATION
(Unaudited)

Quarterly financial information for fiscal 2007 and fiscal 2006 (thousands, except per share amounts and as noted) includes adjustments to reflect the classification of our Baseband Chipset Business as discontinued operations:

	4Q07	3Q07	2Q07	1Q07	4Q06	3Q06	2Q06	1Q06

Product Revenue	648,478	637,011	614,701	610,927	609,724	598,915	577,654	556,626
Revenue from the one-time IP license	—	—	—	35,000	—	—	—	—

Total Revenue	648,478	637,011	614,701	645,927	609,724	598,915	577,654	556,626
Cost of sales	269,610	261,689	251,899	243,702	249,427	236,163	226,834	227,329

Gross margin	378,868	375,322	362,802	402,225	360,297	362,752	350,820	329,297
% of Total Revenue	58.4%	58.9%	59.0%	62.3%	59.1%	60.6%	60.7%	59.2%
Research and development	134,124	130,340	128,950	125,901	121,001	118,169	115,320	114,906
Selling, marketing, general and administrative	98,186	100,810	91,258	102,967	99,111	98,044	95,881	94,838
Purchased in-process research and development	—	—	—	—	16,211	5,500	—	—
Special charges	25,183	—	10,116	5,196	777	—	—	1,013

Total operating expenses	257,493	231,150	230,324	234,064	237,100	221,713	211,201	210,757
Operating income from continuing operations	121,375	144,172	132,478	168,161	123,197	141,039	139,619	118,540
% of Total Revenue	19%	23%	22%	26%	20%	24%	24%	21%
Nonoperating (income) expenses:
Interest expense	—	—	—	—	17	4	21	10
Interest income	(13,578)	(17,721)	(20,871)	(24,837)	(24,301)	(26,716)	(25,895)	(23,257)
Other, net	687	1,272	(10,221)	(7,465)	(211)	435	(13,352)	2,656

Total nonoperating (income) expense	(12,891)	(16,449)	(31,092)	(32,302)	(24,495)	(26,277)	(39,226)	(20,591)

Income from continuing operations before income taxes and minority interest	134,266	160,621	163,570	200,463	147,692	167,316	178,845	139,131
% of Total Revenue	21%	25%	27%	31%	24%	28%	31%	25%
Provision for income taxes	37,862	36,202	39,265	45,115	8,423	31,549	45,128	32,318

Minority Interest	—	—	—	(219)	748	—	—	—

Net Income from continuing operations	96,404	124,419	124,305	155,567	140,017	135,767	133,717	106,813

Net income (loss) from discontinued operations,	1,485	(3,984)	1,051	(2,340)	(1,598)	8,918	12,104	13,744
Net Income	97,889	120,435	125,356	153,227	138,419	144,685	145,821	120,557

% of Total Revenue	15%	19%	20%	24%	23%	24%	25%	22%
Earnings Per share — basic
Income from continuing operations	0.32	0.39	0.38	0.46	0.40	0.38	0.37	0.29
Net income	0.32	0.38	0.38	0.45	0.40	0.40	0.40	0.33
Earnings Per share — diluted
Income from continuing operations	0.31	0.38	0.37	0.45	0.39	0.37	0.35	0.28
Net income	0.31	0.37	0.37	0.44	0.39	0.39	0.39	0.32
Shares used to compute earnings per share (in thousands):
Basic	305,867	318,465	329,988	338,698	346,803	357,887	364,225	366,135
Diluted	313,825	327,331	338,840	349,208	357,164	369,542	376,811	380,337
Dividends declared per share	0.18	0.18	0.18	0.16	0.16	0.16	0.12	0.12

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Analog’s disclosure controls and procedures as of November 3, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of November 3, 2007 our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of November 3, 2007. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment, our management concluded that, as of November 3, 2007, our internal control over financial reporting is effective based on those criteria.

Our independent auditors have issued an audit report on our assessment of our internal control over financial reporting. This report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Analog Devices, Inc.

We have audited Analog Devices, Inc.’s internal control over financial reporting as of November 3, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Analog Devices, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Analog Devices, Inc. maintained, in all material respects, effective internal control over financial reporting as of November 3, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Analog Devices, Inc. as of November 3, 2007 and October 28, 2006, and the related consolidated statements of income, shareholders’ equity, comprehensive income, and cash flows for each of the three years in the period ended November 3, 2007 of Analog Devices, Inc. and our report dated November 26, 2007 expressed an unqualified opinion thereon.

Boston, Massachusetts
November 26, 2007

(c) Changes in Internal Controls.  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended November 3, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item relating to our directors and nominees is contained in our 2008 proxy statement under the caption “Proposal 1 — Election of Directors” and is incorporated herein by reference. Information required by this item relating to our executive officers is contained under the caption “EXECUTIVE OFFICERS OF THE COMPANY” in Part I of this Annual Report on Form 10-K and is incorporated herein by reference. Information required by this item relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is contained in our 2008 proxy statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

We have adopted a written code of business conduct and ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and have posted it in the Corporate Governance section of our website which is located at www.analog.com. We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding any amendments to, or waivers from, our code of business conduct and ethics by posting such information on our website which is located at www.analog.com.

During the fourth quarter of fiscal 2007, we made no material change to the procedures by which shareholders may recommend nominees to our Board of Directors, as described in our 2007 proxy statement.

Information required by this item relating to the audit committee of our Board of Directors is contained in our 2008 proxy statement under the caption “Corporate Governance — Board of Directors Meetings and Committees — Audit Committee” and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item is contained in our 2008 proxy statement under the captions “Corporate Governance — Directors’ Compensation” and “Information About Executive Compensation” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item relating to security ownership of certain beneficial owners and management is contained in our 2008 proxy statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference. Information required by this item relating to securities authorized for issuance under equity compensation plans is contained in our 2008 proxy statement under the caption “Information About Executive Compensation — Securities Authorized for Issuance Under Equity Compensation Plans” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item relating to transactions with related persons is contained in our 2008 proxy statement under the caption “Corporate Governance — Certain Relationships and Related Transactions” and is incorporated herein by reference. Information required by this item relating to director independence is contained in our 2008 proxy statement under the caption “Corporate Governance — Determination of Independence” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is contained in our 2008 proxy statement under the caption “Corporate Governance — Independent Registered Public Accounting Firm Fees and Other Matters” and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements

The following consolidated financial statements are included in Item 8 of this Annual Report on Form 10-K:

—	Consolidated Statements of Income for the years ended November 3, 2007, October 28, 2006 and October 29, 2005

—	Consolidated Balance Sheets as of November 3, 2007 and October 28, 2006

—	Consolidated Statements of Shareholders’ Equity for the years ended November 3, 2007, October 28, 2006 and October 29, 2005

—	Consolidated Statements of Comprehensive Income for the years ended November 3, 2007, October 28, 2006 and October 29, 2005

—	Consolidated Statements of Cash Flows for the years ended November 3, 2007, October 28, 2006 and October 29, 2005

(b)	Exhibits

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

ANALOG DEVICES, INC.
ANNUAL REPORT ON FORM 10-K
YEAR ENDED NOVEMBER 3, 2007
ITEM 15(c)
FINANCIAL STATEMENT SCHEDULE

ANALOG DEVICES, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Years ended November 3, 2007, October 28, 2006 and October 29, 2005
(Thousands)

	Balance at	Additions		Balance at
	Beginning of	Charged to		End of
Description	Period	Income Statement	Deductions	Period

Accounts Receivable Reserves and Allowances:
Year ended October 29, 2005	$4,645	$2,216	$3,979	$2,882

Year ended October 28, 2006	$2,882	$3,087	$3,436	$2,533

Year ended November 3, 2007	$2,533	$4,753	$3,675	$3,611

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANALOG DEVICES, INC.

By:	/s/ JERALD G. FISHMAN
Jerald G. Fishman
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 30, 2007

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ray Stata Ray Stata	Chairman of the Board	November 30, 2007

/s/ Jerald G. Fishman Jerald G. Fishman	President, Chief Executive Officer and Director (Principal Executive Officer)	November 30, 2007

/s/ Joseph E. Mcdonough Joseph E. Mcdonough	Vice President-Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	November 30, 2007

/s/ James A. Champy James A. Champy	Director	November 30, 2007

/s/ John L. Doyle John L. Doyle	Director	November 30, 2007

/s/ John C. Hodgson John C. Hodgson	Director	November 30, 2007

/s/ Christine King Christine King	Director	November 30, 2007

/s/ F. Grant Saviers F. Grant Saviers	Director	November 30, 2007

/s/ Paul J. Severino Paul J. Severino	Director	November 30, 2007

/s/ Kenton J. Sicchitano Kenton J. Sicchitano	Director	November 30, 2007

/s/ Lester C. Thurow Lester C. Thurow	Director	November 30, 2007

Exhibit Index

Exhibit
No.		Description

†2	.1	Purchase and Sale Agreement, dated as of September 9, 2007, among Analog Devices, Inc., various subsidiaries, and MediaTek Inc.
†2	.2	Form of License Agreement to be entered into among Analog Devices, Inc., Analog Devices B.V. and MediaTek Inc.
3.1		Restated Articles of Organization of Analog Devices, Inc., as amended, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 1-7819) for the quarterly period ended May 1, 2004 as filed with the Commission on May 18, 2004 and incorporated herein by reference.
3.2		Amended and Restated By-Laws of Analog Devices, Inc., filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-7819), as filed with the Commission on December 13, 2004 and incorporated herein by reference.
*10	.1	Analog Devices, Inc. Amended and Restated Deferred Compensation Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 1-7819) for the quarterly period ended January 28, 2006 as filed with the Commission on February 15, 2006 and incorporated herein by reference.
*†10	.2	Amendment No. 1 to Analog Devices, Inc. Amended and Restated Deferred Compensation Plan.
*10	.3	Trust Agreement for Deferred Compensation Plan dated as of October 1, 2003 between Analog Devices, Inc. and Fidelity Management Trust Company filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 1, 2003 (File No. 1-7819) as filed with the Commission on December 23, 2003 and incorporated herein by reference.
*10	.4	First Amendment to Trust Agreement for Deferred Compensation Plan between Analog Devices, Inc. and Fidelity Management Trust Company dated as of January 1, 2005, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended October 28, 2006 (File No. 1-7819) as filed with the Commission on November 20, 2006 and incorporated herein by reference.
*10	.5	Restated 1988 Stock Option Plan of Analog Devices, Inc., filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 1997 (File No. 1-7819) as filed with the Commission on June 17, 1997 and incorporated herein by reference.
*10	.6	1994 Director Option Plan of Analog Devices, Inc., as amended, filed as an exhibit to the Company’s Form 10-K for the fiscal year ended November 2, 2002 (File No. 1-7819) as filed with the Commission on January 29, 2003 and incorporated herein by reference.
*10	.7	1998 Stock Option Plan of Analog Devices Inc., as amended, filed as an exhibit to the Company’s Form 10-K for the fiscal year ended November 2, 2002 (File No. 1-7819) as filed with the Commission on January 29, 2003 and incorporated herein by reference.
10.8		Analog Devices, Inc. 2001 Broad-Based Stock Option Plan, as amended, filed as an exhibit to the Company’s Form 10-K for the fiscal year ended November 2, 2002 (File No. 1-7819) as filed with the Commission on January 29, 2003 and incorporated herein by reference.
*10	.9	2006 Stock Incentive Plan of Analog Devices, Inc., filed as Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed with the Commission on February 8, 2006 (File No. 1-7819) and incorporated herein by reference.
*10	.10	Amendment No. 1 to 2006 Stock Incentive Plan of Analog Devices, Inc., filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended October 28, 2006 (File No. 1-7819) as filed with the Commission on November 20, 2006 and incorporated herein by reference.
*10	.11	Form of Confirming Memorandum for Grants of Non-Qualified Stock Options to Employees for usage under the Registrant’s 2006 Stock Incentive Plan, filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-7819), as filed with the Commission on December 22, 2006 and incorporated herein by reference.
*10	.12	Form of Confirming Memorandum for Grants of Non-Qualified Stock Options to Directors for usage under the Registrant’s 2006 Stock Incentive Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 4, 2007 (File No. 1-7819) as filed with the Commission on August 21, 2007 and incorporated herein by reference.
*10	.13	Form of Restricted Stock Agreement for usage under the Registrant’s 2006 Stock Incentive Plan, filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-7819), as filed with the Commission on September 25, 2006 and incorporated herein by reference.

Exhibit
No.		Description

*10	.14	Form of Restricted Stock Unit Confirming Memorandum for usage under the Registrant’s 2006 Stock Incentive Plan, filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-7819), as filed with the Commission on September 25, 2006 and incorporated herein by reference.
*10	.15	Analog Devices BV (Ireland) Employee Stock Option Program, as amended, filed as an exhibit to the Company’s Form 10-K for the fiscal year ended November 2, 2002 (File No. 1-7819) as filed with the Commission on January 29, 2003 and incorporated herein by reference.
10.16		BCO Technologies plc Unapproved Share Option Scheme, filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-50092) as filed with the Commission on November 16, 2000 and incorporated herein by reference.
10.17		BCO Technologies plc Approved Share Option Scheme, filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-50092) as filed with the Commission on November 16, 2000 and incorporated herein by reference.
10.18		ChipLogic, Inc. Amended and Restated 1998 Stock Plan, filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-53314) as filed with the Commission on January 5, 2001 and incorporated herein by reference.
10.19		Staccato Systems, Inc. 1998 Stock Plan, filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-53828) as filed with the Commission on January 17, 2001 and incorporated herein by reference.
10.20		Various individual stock restriction and similar agreements between the registrant and employees thereof relating to ChipLogic, Inc., filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-57444) as filed with the Commission on March 22, 2001, as amended by Amendment No. 1 filed as an exhibit to the Company’s Post-Effective Amendment to Registration Statement on Form S-8 (File No. 333-57444) as filed with the Commission on March 23, 2001 and incorporated herein by reference.
*10	.21	Employment Agreement dated November 14, 2005 between Jerald G. Fishman and Analog Devices, Inc., filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-7819) as filed with the Commission on November 15, 2005 and incorporated herein by reference.
*10	.22	Amendment dated as of October 22, 2007 to the Employment Agreement dated as of November 14, 2005 between Jerald G. Fishman and Analog Devices, Inc., filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-7819) as filed with the Commission on October 26, 2007 and incorporated herein by reference.
*10	.23	Executive Retention Agreement dated October 22, 2007 between Jerald G. Fishman and Analog Devices, Inc., filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-7819) as filed with the Commission on October 26, 2007 and incorporated herein by reference.
*10	.24	Letter Agreement between Analog Devices Inc. and Jerald G. Fishman dated June 21, 2000 relating to acceleration of stock options upon the occurrence of certain events, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000 (File No. 1-7819) as filed with the Commission on January 26, 2001 and incorporated herein by reference.
*10	.25	Description of Executive Performance Bonus Plan for fiscal year 2007, incorporated herein by reference to Item 5.02(e) in the Company’s Current Report on Form 8-K (File No. 1-7819) filed December 22, 2006.
*10	.26	Form of Employee Retention Agreement, as amended, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 1, 1997 (File No. 1-7819) as filed with the Commission on January 28, 1998 and incorporated herein by reference.
*10	.27	Amendment dated as of October 22, 2007 to the Employee Retention Agreement dated as of January 16, 1989 between Jerald G. Fishman and Analog Devices, Inc., filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-7819) as filed with the Commission on October 26, 2007 and incorporated herein by reference.
*10	.28	Employee Change in Control Severance Policy of Analog Devices, Inc., as amended, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended October 30, 1999 (File No. 1-7819) as filed with the Commission on January 28, 2000 and incorporated herein by reference.
*10	.29	Senior Management Change in Control Severance Policy of Analog Devices, Inc., as amended, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended October 30, 1999 (File No. 1-7819) as filed with the Commission on January 28, 2000 and incorporated herein by reference.

Exhibit
No.		Description

10.30		Amended and Restated Lease Agreement dated May 1, 1992 between Analog Devices, Inc. and the trustees of Everett Street Trust relating to the premises at 3 Technology Way, Norwood, Massachusetts, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 1, 1997 (File No. 1-7819) as filed with the Commission on January 28, 1998 and incorporated herein by reference.
10.31		Guaranty dated as of May 1, 1994 between Analog Devices, Inc. and Metropolitan Life Insurance Company relating to the premises at 3 Technology Way, Norwood, Massachusetts, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended October 30, 1999 (File No. 1-7819) as filed with the Commission on January 28, 2000 and incorporated herein by reference.
10.32		Letter Agreement dated as of May 18, 1994 between Analog Devices, Inc. and Metropolitan Life Insurance Company relating to the premises at 3 Technology Way, Norwood, Massachusetts, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended October 30, 1999 (File No. 1-7819) as filed with the Commission on January 28, 2000 and incorporated herein by reference.
10.33		Reimbursement Agreement dated May 18, 1992 between Analog Devices, Inc. and the trustees of Everett Street Trust, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 1, 1997 (File No. 1-7819) as filed with the Commission on January 28, 1998 and incorporated herein by reference.
10.34		Lease Agreement dated February 8, 1996 between Analog Devices, Inc. and Massachusetts Institute of Technology, relating to premises located at 21 Osborn Street, Cambridge, Massachusetts, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 3, 2001 (File No. 1-7819) as filed with the Commission on January 28, 2002 and incorporated herein by reference.
10.35		First Amendment dated December 13, 1996 to Lease Agreement dated February 8, 1996 between Analog Devices, Inc. and Massachusetts Institute of Technology, relating to premises located at 21 Osborn Street, Cambridge, Massachusetts, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended October 28, 2006 (File No. 1-7819) as filed with the Commission on November 20, 2006 and incorporated herein by reference.
10.36		Second Amendment dated December 20, 1996 to Lease Agreement dated February 8, 1996 between Analog Devices, Inc. and Massachusetts Institute of Technology, relating to premises located at 21 Osborn Street, Cambridge, Massachusetts, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended October 28, 2006 (File No. 1-7819) as filed with the Commission on November 20, 2006 and incorporated herein by reference.
10.37		Third Amendment dated May 27, 1997 to Lease Agreement dated February 8, 1996 between Analog Devices, Inc. and Massachusetts Institute of Technology, relating to premises located at 21 Osborn Street, Cambridge, Massachusetts, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended October 28, 2006 (File No. 1-7819) as filed with the Commission on November 20, 2006 and incorporated herein by reference.
10.38		Lease Agreement dated November 14, 1997, as amended, between Analog Devices, Inc. and Liberty Property Limited Partnership, relating to premises located at 7736 McCloud Road, Greensboro, North Carolina, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended October 28, 2006 (File No. 1-7819) as filed with the Commission on November 20, 2006 and incorporated herein by reference.
†10	.39	Fifth Amendment dated September 14, 2007 to Lease Agreement dated November 14, 1997, as amended, between Analog Devices, Inc. and Crown-Greensboro I, LLC (as successor to Liberty Property Limited Partnership), relating to premises located at 7736 McCloud Road, Greensboro, North Carolina.
14		Analog Devices, Inc. Code of Business Conduct and Ethics, filed as an exhibit to the Company’s Form 10-K for the fiscal year ended November 1, 2003 (File No. 1-7819) as filed with the Commission on January 29, 2003 and incorporated herein by reference.

Exhibit
No.		Description

†21		Subsidiaries of the Company.
†23		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
†31	.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
†31	.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
†32	.1	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer)
†32	.2	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer)

†	Filed herewith.

*	Management contracts and compensatory plan or arrangements required to be filed as an Exhibit pursuant to Item 15(b) of Form 10-K.