Form 10-Q
period 2008-02-02
ANALOG DEVICES INC
filed 2008-02-20
CIK 6281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 2, 2008
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑      NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐      NO ☑
     As of February 2, 2008 there were 293,935,311 shares of Common Stock, $0.16 2/3 par value per share, outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(thousands, except per share amounts)

	Three Months Ended
	February 2, 2008	February 3, 2007
Product revenue	$613,909	$591,265
Revenue from one-time IP license	—	35,000

Total revenue	613,909	626,265
Cost of sales (1)	238,106	226,601

Gross margin	375,803	399,664
Operating expenses:
Research and development (1)	129,539	123,077
Selling, marketing, general and administrative (1)	100,351	101,980
Special charges	—	5,196

	229,890	230,253

Operating income	145,913	169,411
Nonoperating (income) expense:
Interest income	(12,526)	(24,837)
Other, net	173	(7,465)

	(12,353)	(32,302)

Income from continuing operations before income taxes and minority interest	158,266	201,713

Provision for income taxes	36,418	45,479

Minority interest	—	219

Income from continuing operations, net of tax	121,848	156,453

Discontinued operations:
Income (loss) from discontinued operations, net of tax	1,888	(3,226)
Gain on sale of discontinued operations, net of tax	246,983	—

Income (loss) from discontinued operations, net of tax	248,871	(3,226)

Net income	$370,719	$153,227

Shares used to compute earnings per share — basic	299,141	338,698

Shares used to compute earnings per share — diluted	304,260	349,208

Basic earnings per share from continuing operations	$0.41	$0.46

Basic earnings per share	$1.24	$0.45

Diluted earnings per share from continuing operations	$0.40	$0.45

Diluted earnings per share	$1.22	$0.44

Dividends declared and paid per share	$0.18	$0.16

(1) Includes stock-based compensation expense as follows:
Cost of sales	$1,953	$2,910
Research and development	$5,524	$7,738
Selling, marketing, general and administrative	$5,415	$7,988
See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands)

	February 2, 2008	November 3, 2007
Assets

Cash and cash equivalents	$633,089	$424,972
Short-term investments	638,677	656,235
Accounts receivable, net	340,080	323,777
Inventories (1):
Raw materials	15,872	14,655
Work in process	226,704	224,211
Finished goods	87,620	85,507

	330,196	324,373
Deferred tax assets	79,526	111,682
Deferred compensation plan investments	1,164	1,233
Prepaid expenses and other current assets	53,811	50,130
Current assets of discontinued operations	22,862	87,457

Total current assets	2,099,405	1,979,859

Property, plant and equipment, at cost:
Land and buildings	376,697	372,162
Machinery and equipment	1,447,501	1,412,913
Office equipment	76,258	76,684
Leasehold improvements	65,015	62,883

	1,965,471	1,924,642
Less accumulated depreciation and amortization	1,404,176	1,368,567

Net property, plant and equipment	561,295	556,075

Deferred compensation plan investments	34,779	35,210
Other investments	137	1,692
Goodwill	262,316	279,469
Intangible assets, net	21,286	24,153
Deferred tax assets	52,691	52,491
Other assets	40,997	43,000
Non-current assets of discontinued operations	62,037	—

Total other assets	474,243	436,015

	$3,134,943	$2,971,949

(1)	Includes $3,012 and $3,371 related to stock-based compensation at February 2, 2008 and November 3, 2007, respectively.
See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands, except share amounts)

	February 2, 2008	November 3, 2007
Liabilities and Shareholders’ Equity

Accounts payable	$119,440	$156,192
Deferred income on shipments to distributors	160,366	151,423
Income taxes payable	37,612	65,690
Deferred compensation plan liability	1,164	1,233
Accrued liabilities	185,847	149,360
Current liabilities of discontinued operations	206,996	24,153

Total current liabilities	711,425	548,051

Deferred income taxes	10,903	10,146
Deferred compensation plan liability	34,680	35,320
Other non-current liabilities	38,682	40,291

Total non-current liabilities	84,265	85,757

Commitments and contingencies

Shareholders’ Equity

Preferred stock, $1.00 par value, 471,934 shares authorized, none outstanding	—	—
Common stock, $0.16 2/3 par value, 1,200,000,000 shares authorized, 293,935,311 shares issued and outstanding (303,354,180 on November 3, 2007)	48,990	50,560
Capital in excess of par value	—	—
Retained earnings	2,258,811	2,253,483
Accumulated other comprehensive income	31,452	34,098

Total shareholders’ equity	2,339,253	2,338,141

	$3,134,943	$2,971,949

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(thousands)

	Three Months Ended
	February 2, 2008	February 3, 2007
Cash flows from operating activities:
Net income	$370,719	$153,227
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	35,551	35,613
Amortization of intangibles	2,423	3,610
Stock-based compensation expense	10,595	20,057
Gain on sale of businesses	(246,983)	—
Deferred income taxes	18	2,433
Excess tax benefit-stock options	(6,710)	(6,467)
Gain on sale of an investment	—	(7,919)
Minority interest	—	(219)
Other non-cash activity	(73)	134
Changes in operating assets and liabilities	11,880	7,684

Total adjustments	(193,299)	54,926

Net cash provided by operating activities	177,420	208,153

Cash flows from investing activities:
Purchases of short-term available-for-sale investments	(351,221)	(646,407)
Maturities of short-term available-for-sale investments	371,396	878,619
Additions to property, plant and equipment	(40,115)	(37,726)
Decrease in other assets	2,795	153
Net proceeds from sale of businesses	406,665	—
Proceeds from sale of an investment	—	8,003

Net cash provided by investing activities	389,520	202,642

Cash flows from financing activities:
Repurchase of common stock	(359,376)	(333,223)
Liability from common stock repurchases	24,879	—
Net proceeds from employee stock plans	24,497	24,497
Excess tax benefit-stock options	6,710	6,467
Dividend payments to shareholders	(53,836)	(54,737)

Net cash used for financing activities	(357,126)	(356,996)

Effect of exchange rate changes on cash	(1,697)	803

Net increase in cash and cash equivalents	208,117	54,602
Cash and cash equivalents at beginning of period	424,972	343,947

Cash and cash equivalents at end of period	$633,089	$398,549

See accompanying notes.

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED FEBRUARY 2, 2008
(all tabular amounts in thousands except per share amounts and percentages)
Note 1 — Basis of Presentation
In the opinion of management, the information furnished in the accompanying condensed consolidated financial statements reflects all normal recurring adjustments that are necessary to fairly state the results for these interim periods and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended November 3, 2007 and related notes. The results of operations for the interim period shown in this report are not necessarily indicative of the results that may be expected for the fiscal year ending November 1, 2008 or any future period.
The Company sold its baseband chipset business and related support operations, or Baseband Chipset Business, to MediaTek Inc. and sold its CPU voltage regulation and PC thermal monitoring business to certain subsidiaries of ON Semiconductor Corporation during the first quarter of fiscal 2008. The Company has reflected the financial results of these businesses as discontinued operations in the consolidated statements of income for all periods presented. The assets and liabilities of these businesses are reflected as assets and liabilities of discontinued operations in the consolidated balance sheets as of February 2, 2008 and November 3, 2007. The historical results of operations of these businesses have been segregated from the Company’s consolidated financial statements and are included in income (loss) from discontinued operations, net of tax, in the consolidated statements of income.
The Company has a 52-53 week fiscal year that ends on the Saturday closest to the last day in October. Fiscal 2008 is a 52-week fiscal year and fiscal 2007 was a 53-week fiscal year. The additional week in fiscal 2007 was included in the first quarter ended February 3, 2007. Therefore, the first three months of fiscal 2007 included an additional week of operations as compared to the first three months of fiscal 2008.
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
On October 30, 2005 (the first day of its 2006 fiscal year), the Company adopted SFAS 123R using the modified prospective method as permitted under SFAS 123R. Under this transition method, compensation cost recognized in future periods includes: (a) compensation cost for all share-based payments granted prior to but not yet vested as of October 29, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to October 29, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective method of adoption, the Company’s results of operations and financial position for prior periods have not been restated.

Grant-Date Fair Value
The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. Information pertaining to the Company’s stock option awards and the related estimated weighted-average assumptions to calculate the fair value of stock options granted during the three-month periods ended February 2, 2008 and February 3, 2007 is as follows:

	Three Months Ended
Stock Options	February 2, 2008	February 3, 2007

Options granted (in thousands)	5,550	7,409
Weighted-average exercise price of stock options	$29.90	$33.40
Weighted-average grant-date fair value of stock options	$7.91	$9.46
Assumptions:
Weighted-average expected volatility	32.2%	30.5%
Weighted-average expected term (in years)	5.1	5.1
Risk-free interest rate	3.3%	4.6%
Expected dividend yield	2.41%	2.15%
Expected volatility — The Company is responsible for estimating volatility and has considered a number of factors, including third-party estimates, when estimating volatility. The Company currently believes that the exclusive use of implied volatility results in the best estimate of the grant-date fair value of employee stock options because it reflects the market’s current expectations of future volatility. In evaluating the appropriateness of exclusively relying on implied volatility, the Company concluded that: (1) options in the Company’s common stock are actively traded with sufficient volume on several exchanges; (2) the market prices of both the traded options and the underlying shares are measured at a similar point in time to each other and on a date close to the grant date of the employee share options; (3) the traded options have exercise prices that are both near-the-money and close to the exercise price of the employee share options; and (4) the maturities of the traded options used to estimate volatility are at least one year.
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
The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock-based award. Based on an analysis of its historical forfeitures, the Company has applied an annual forfeiture rate of 4.3% to all unvested stock-based awards as of February 2, 2008. The rate of 4.3% represents the portion that is expected to be forfeited each year over the vesting period. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

Stock-Based Compensation Activity
A summary of the activity under the Company’s stock option plans as of February 2, 2008 and changes during the three-month period then ended is presented below:

			Weighted-Average
		Weighted-Average	Remaining
		Exercise Price Per	Contractual Term in	Aggregate Intrinsic
	Options Outstanding	Share	Years	Value

Options outstanding at November 3, 2007	80,158	$35.39
Options granted	5,550	$29.90
Options exercised	(2,905)	$10.61
Options forfeited	(1,839)	$36.54
Options expired	(497)	$42.45

Options outstanding at February 2, 2008	80,467	$35.83	5.4	$126,640

Options exercisable at February 2, 2008	59,259	$36.20	4.3	$125,171

Options vested or expected to vest at February 2, 2008 (1)	78,653	$35.87	5.3	$127,031

(1)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.
During the three months ended February 2, 2008, the total intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) was $55.6 million, and the total amount of cash received from exercise of these options was $30.8 million. The $24.5 million in the Company’s statement of cash flows is net of the value of shares surrendered by employees to satisfy employee tax obligations upon vesting of restricted stock or restricted stock units and in connection with the exercise of stock options granted to our employees under our equity compensation plans. The total grant-date fair value of stock options that vested during the three months ended February 2, 2008 was approximately $74.3 million.
During the three months ended February 3, 2007, the total intrinsic value of options exercised was $35.1 million, and the total amount of cash received from exercise of these options was $24.5 million. The total grant-date fair value of stock options that vested during the three months ended February 3, 2007 was approximately $37.3 million.
A summary of the Company’s restricted stock and restricted stock unit award activity as of February 2, 2008 and changes during the three-month period then ended is presented below:

	Restricted Shares	Weighted- Average
	and/ or Units	Grant Date Fair
	Outstanding	Value Per Share

Non-vested shares outstanding at November 3, 2007	79	$34.97
Awards and/or units granted	6	$32.63
Restrictions lapsed	(3)	$32.96
Awards and/or units forfeited	(1)	$31.09

Non-vested shares outstanding at February 2, 2008	81	$34.93

As of February 2, 2008, there was $160.1 million (before tax consideration) of total unrecognized compensation cost related to unvested share-based awards, including stock options, restricted stock and restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.9 years.

Note 3 — Comprehensive Income
Components of comprehensive income include net income and certain transactions that have generally been reported in the consolidated statement of shareholders’ equity and consist of the following:

	Three Months Ended
	February 2, 2008	February 3, 2007

Income from continuing operations, net of tax	$121,848	$156,453

Foreign currency translation adjustments	(3,596)	1,850

Change in unrealized holding gains (net of taxes of $374 and $1,117, respectively) on securities classified as short-term investments	2,243	1,980

Change in unrealized holding losses (net of taxes of $27 and $47, respectively) on securities classified as other investments	(50)	(87)

Change in unrealized (losses) gains on derivative instruments designated as cash flow hedges	(1,485)	1,655

Foreign currency translation adjustment related to accumulated other comprehensive income — pension plans
Transition asset	1	—
Net actuarial gain	241	—

Other comprehensive (loss) income	(2,646)	5,398

Comprehensive income from continuing operations	119,202	161,851

Income (loss) from discontinued operations, net of tax	248,871	(3,226)

Comprehensive income	$368,073	$158,625

The components of accumulated other comprehensive income at February 2, 2008 and November 3, 2007 consisted of the following:

	February 2, 2008	November 3, 2007

Foreign currency translation adjustment	$16,458	$20,054
Unrealized gains (losses) on available-for-sale securities	1,731	(462)
Unrealized gains on derivative instruments	5,834	7,319
Accumulated other comprehensive income — pension plans
Prior service cost	(13)	(13)
Transition asset	29	28
Net actuarial gain	7,413	7,172

Total accumulated other comprehensive income	$31,452	$34,098

Note 4 — Earnings Per Share
Basic earnings per share is computed based only on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential future issuances of common stock relating to stock option programs and other potentially dilutive securities using the treasury stock method. In calculating diluted earnings per share, the dilutive effect of stock options is computed using the average market price for the respective period. In addition, under SFAS 123R, the assumed proceeds under the treasury stock method include the average unrecognized compensation expense of stock options that are in-the-money. This results in the “assumed” buyback of additional shares, thereby reducing the dilutive impact of stock options. Potential shares related to certain of the Company’s outstanding stock options were excluded because they were anti-dilutive. Those potential shares, determined based on the weighted average exercise prices during the respective periods, related to the Company’s outstanding stock options could be dilutive in the future.

	Three Months Ended
	February 2, 2008	February 3, 2007
Income from continuing operations, net of tax	$121,848	$156,453
Income (loss) from discontinued operations, net of tax	248,871	(3,226)

Net income	$370,719	$153,227

Basic shares:
Weighted-average shares outstanding	299,141	338,698

Earnings per share-basic:
Income from continuing operations, net of tax	$0.41	$0.46
Income (loss) from discontinued operations, net of tax	0.83	(0.01)

Net income	$1.24	$0.45

Diluted shares:
Weighted-average shares outstanding	299,141	338,698
Assumed exercise of common stock equivalents	5,119	10,510

Weighted-average common and common equivalent shares	304,260	349,208

Earnings per share-diluted:
Income from continuing operations, net of tax	$0.40	$0.45
Income (loss) from discontinued operations, net of tax	0.82	(0.01)

Net income	$1.22	$0.44

Anti-dilutive common stock equivalents related to outstanding stock options	56,707	56,551

Note 5 — Special Charges
A summary of the Company’s special charges is as follows:

	Closure of Wafer	Reorganization of	Consolidation of a	Reduction of
	Fabrication	Product Development	Wafer Fabrication	Overhead
	Facility in	and Support	Facility in	Infrastructure	Total Special
Income Statement	Sunnyvale	Programs	Limerick	Costs	Charges

Fiscal 2005 Charges:
Workforce reductions	$20,315	$11,165	$—	$—	$31,480

Total Fiscal 2005 Charges	$20,315	$11,165	$—	$—	$31,480

Fiscal 2006 Charges:
Facility closure costs	$—	$554	$—	$—	$554
Abandonment of equipment	—	459	—	—	459
Other items	—	462	—	—	462
Change in estimate	(2,029)	—	—	—	(2,029)
Workforce reductions	—	2,344	—	—	2,344

Total Fiscal 2006 Charges	$(2,029)	$3,819	$—	$—	$1,790

Fiscal 2007 Charges:
Facility closure costs	$10,288	$—	$—	$—	$10,288
Workforce reductions	—	4,165	13,748	10,711	28,624
Other items	—	859	—	1,637	2,496
Change in estimate	—	(913)	—	—	(913)

Total Fiscal 2007 Charges	$10,288	$4,111	$13,748	$12,348	$40,495

	Closure of Wafer	Reorganization of	Consolidation of a	Reduction of
	Fabrication	Product Development	Wafer Fabrication	Overhead
	Facility in	and Support	Facility in	Infrastructure	Total Special
Accrued Restructuring	Sunnyvale	Programs	Limerick	Costs	Charges

Balance at November 3, 2007	$4,002	$3,769	$13,748	$11,146	$32,665
Severance payments	(127)	(611)	(179)	(3,053)	(3,970)
Facility closure costs	(446)	(9)	—	—	(455)
Other items	—	(155)	—	(1,199)	(1,354)
Effect of foreign currency translation on accrual	—	24	397	23	444

Balance at February 2, 2008	$3,429	$3,018	$13,966	$6,917	$27,330

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
The Company ceased production at the wafer fabrication facility on November 9, 2006. During the first quarter of fiscal 2007, the Company recorded additional expense, in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which consisted of $3.2 million for clean-up and closure costs that were charged to expense as incurred and $0.4 million for lease obligation costs for a warehouse facility the Company ceased using during the first quarter of fiscal 2007. During the second quarter of fiscal 2007, the Company recorded a special charge, in accordance with SFAS 146, which included $5.0 million of expense for future lease obligation costs for the wafer fabrication facility that the Company ceased using during the second quarter of fiscal 2007. The lease obligation costs are being paid out on a monthly basis over the remaining lease term which expires in 2010. Also included in the special charge was $1.7 million for clean-up and closure costs that were charged to expense as incurred. The clean-up activity was completed during the second quarter of fiscal 2007, and the Company does not expect to incur any additional charges related to this action.
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
The employment of all employees included in this action has been terminated and amounts owed to employees for severance are being paid out as income continuance. The Company does not expect to incur any further charges related to this reorganization action.
     Fourth Quarter of Fiscal 2007 Special Charges
     Consolidation of a Wafer Fabrication Facility in Limerick
During the fourth quarter of fiscal 2007, the Company recorded a special charge of $13.7 million as a result of the Company’s decision to solely use eight-inch technology at its wafer fabrication facility in Limerick. Certain manufacturing processes and products produced on the Limerick facility’s six-inch production line will transition to the existing eight-inch production line in Limerick while others will transition to external foundries. The charge is for severance and fringe benefit costs recorded pursuant to SFAS 88 under the Company’s ongoing benefit plan for 150 manufacturing employees. Production is expected to cease in the six-inch wafer fabrication facility during the first half of fiscal 2009, and the employment of the affected employees will be terminated.

As of February 2, 2008, 147 of the 150 employees included in this action were still employed by the Company. These employees must continue to be employed until their employment is involuntarily terminated in order to receive the severance benefit. The Company expects to incur additional expenses related to this action during fiscal 2009 of approximately $6 million related to clean-up and closure costs. In accordance with SFAS 146, these costs will be expensed as incurred.
     Reduction of Overhead Infrastructure Costs
During the fourth quarter of fiscal 2007, the Company decided to either deemphasize or exit certain businesses or products and focus investments in products and end markets where the Company has better opportunities for profitable growth. In September 2007, the Company entered into a definitive agreement to sell its Baseband Chipset Business. As a result of these decisions, the Company decided to reduce the support infrastructure in manufacturing, engineering and SMG&A to more appropriately reflect the required overhead structure of the Company. Consequently, during the fourth quarter of fiscal 2007, the Company recorded a special charge of $12.3 million, of which $10.7 million is for severance and fringe benefit costs recorded pursuant to SFAS 88 under the Company’s ongoing benefit plan or statutory requirements at foreign locations for 25 manufacturing employees and 127 engineering and selling, marketing, general and administrative employees. The remaining $1.6 million is for contract termination costs related to a license agreement associated with products the Company will no longer develop and for which there is no future alternative use. These actions are expected to be substantially completed in the second quarter of fiscal 2008.
As of February 2, 2008, 25 of the 152 employees included in this action were still employed by the Company. These employees must continue to be employed until their employment is involuntarily terminated in order to receive the severance benefit.
Note 6 — Segment Information
The Company operates and tracks its results in one reportable segment. The Company designs, develops, manufactures and markets a broad range of integrated circuits. The Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.
Revenue Trends by End Market
The categorization of revenue by end market is determined using a variety of data points including the technical characteristics of the product, the “sold to” customer information, the “ship to” customer information and the end customer product or application into which the Company’s product will be incorporated. As data systems for capturing and tracking this data evolve and improve, the categorization of products by end market can vary over time. When this occurs, the Company reclassifies revenue by end market for prior periods. Such reclassifications typically do not materially change the sizing of, or the underlying trends of results within, each end market.

	Three Months Ended			Three Months Ended
	February 2, 2008			February 3, 2007
		% of Total Product			% of Total Product
	Revenue	Revenue	Y/Y%	Revenue	Revenue
Industrial	$300,085	49%	1%	$298,452	50%
Communications	145,040	23%	18%	123,105	21%
Consumer	133,286	22%	3%	129,604	22%
Computer	35,498	6%	(11%)	40,104	7%

Total Product Revenue	$613,909	100%	4%	$591,265	100%

Revenue from one-time IP license	—			35,000

Total Revenue	$613,909			$626,265

Revenue Trends by Geographic Region
Product revenue by geographic region, based upon customer location, for the three-month periods ended February 2, 2008 and February 3, 2007 is as follows:

	Three Months Ended
Region	February 2, 2008	February 3, 2007
United States Region	$152,764	$163,228
Europe	156,706	145,194
Japan	124,236	118,413
China	81,295	69,788
Rest of Asia	98,908	94,642

Total Product Revenue	$613,909	$591,265

The predominant countries comprising European operations are Germany, France and the United Kingdom. The predominant countries comprising Rest of Asia are Taiwan and Korea.
Note 7 — Goodwill and Intangible Assets
Goodwill
The Company evaluates goodwill for impairment annually as well as whenever events or changes in circumstances suggest that the carrying value of goodwill may not be recoverable. Because the Company has one reporting segment under SFAS 142, the Company utilizes the entity-wide approach for assessing goodwill for impairment and compares its market value to its net book value to determine if an impairment exists. No impairment of goodwill resulted from the Company’s most recent evaluation of goodwill for impairment, which occurred in the fourth quarter of fiscal 2007. No impairment of goodwill resulted in any of the fiscal periods presented. The Company’s next annual impairment assessment will be made in the fourth quarter of fiscal 2008 unless indicators arise that would require the Company to reevaluate goodwill at an earlier date. The following table presents the changes in goodwill during the first three months of fiscal 2008 and the fiscal year ended November 3, 2007:

	Three Months Ended	Fiscal Year Ended
	February 2, 2008	November 3, 2007
Balance at beginning of period	$279,469	$256,209
Acquisition of TTPCom assets(1)	—	4,273
Acquisition of Integrant Technologies(2)	—	13,282
Goodwill allocated to sale of businesses (3)	(12,649)	—
Foreign currency translation adjustment	(4,504)	5,705

Balance at end of period	$262,316	$279,469

(1)	The Company paid its final milestone related to this acquisition in the second quarter of fiscal 2007.

(2)	The Company completed the final purchase accounting for this transaction during the first quarter of fiscal 2007, which resulted in an additional $5.6 million of goodwill. The Company also purchased additional outstanding minority shares related to this acquisition during fiscal 2007, which resulted in an additional $7.7 million of goodwill.

(3)	The Company allocated $12.6 million of goodwill in connection with the sale of its Baseband Chipset Business to MediaTek Inc. and the sale of its CPU voltage regulation and PC thermal monitoring business to ON Semiconductor Corporation.

Intangible Assets
The Company reviews identified intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of assets may not be recoverable. Recoverability of these assets is measured by comparison of their carrying value to future undiscounted cash flows the assets are expected to generate over their remaining economic lives. If such assets are considered to be impaired, the impairment to be recognized in earnings equals the amount by which the carrying value of the assets exceeds their fair market value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. In connection with the sale of its Baseband Chipset Business to MediaTek Inc., the Company wrote off $7.9 million of intangible assets against the gain realized by the Company on the sale. These assets had been classified as current assets of discontinued operations in prior periods.
Intangible assets, which will continue to be amortized, consisted of the following:

	February 2, 2008		November 3, 2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Technology-based	$42,597	$24,491	$43,626	$23,303
Tradename	1,645	1,463	1,687	1,403
Customer Relationships	5,739	2,880	5,798	2,470
Other	6,588	6,449	6,582	6,364

Total	$56,569	$35,283	$57,693	$33,540

Intangible assets acquired prior to the third quarter of fiscal 2006 continue to be amortized on a straight-line basis over their estimated useful lives, which range from five to ten years. The intangible assets acquired during fiscal 2006 are being amortized over their estimated useful lives of two to five years using an accelerated method of amortization that is expected to reflect the estimated pattern of economic use. The remaining amortization expense will be recognized over a weighted-average period of approximately 1.5 years. Amortization expense related to intangibles was $2.4 million and $3.6 million for the three-month periods ended February 2, 2008 and February 3, 2007, respectively.
The Company expects amortization expense for these intangible assets to be:

Fiscal	Amortization
Year	Expense
Remainder of 2008	$6,915
2009	$7,227
2010	$4,643
2011	$2,320
2012	$181

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
Net periodic pension cost of non-U.S. plans is presented in the following table:

	Three Months Ended
	February 2, 2008	February 3, 2007
Service cost	$2,389	$2,709
Interest cost	2,542	2,241
Expected return on plan assets	(3,056)	(2,427)
Amortization of prior service cost	2	2
Amortization of initial net asset	(10)	(8)
Amortization of net loss	51	196

Net periodic pension cost	$1,918	$2,713

Pension contributions of $2.2 million were made by the Company during the three months ended February 2, 2008. The Company presently anticipates contributing an additional $6.5 million to fund its defined benefit pension plans in fiscal year 2008 for a total of $8.7 million.
Note 9 — Product Warranties
The Company generally offers a 12-month warranty for its products. The Company’s warranty policy provides for replacement of the defective product. Specific accruals are recorded for known product warranty issues. Product warranty expenses were not material during either of the three-month periods ended February 2, 2008 and February 3, 2007.
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
At all times since receiving notice of this inquiry, the Company has cooperated with the SEC. In November 2005, the Company and its President and CEO, Mr. Jerald G. Fishman, made an offer of settlement to the Staff of the SEC. The settlement has been submitted to the Commission for approval. There can be no assurance a final settlement will be approved.
The SEC’s inquiry focused on two separate issues. The first issue concerned the Company’s disclosure regarding grants of options to employees and directors prior to the release of favorable financial results. Specifically, the issue related to options granted to employees (including officers) of the Company on November 30, 1999 and to employees (including officers) and directors of the Company on November 10, 2000. The Staff of the SEC has indicated that, in the proposed settlement, the Commission would not charge the Company or Mr. Fishman with any violation of law with respect to this issue.
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
On May 25, 2006, the Company filed a lawsuit in United States District Court for the District of Delaware against Linear Technology Corp., or LTC, alleging infringement of three Company patents by LTC’s making, selling and using various products. In the Company’s complaint, it sought damages in an unspecified amount and injunctive relief. On July 28, 2006, LTC filed an answer and counterclaims, denying that its products infringe the asserted Company patents and asking the court to declare such patents invalid. LTC also claimed that the Company, by making, selling and using various products, infringed seven LTC patents. LTC sought damages in an unspecified amount and injunctive relief. On January 30, 2008, the Company and LTC reached a settlement with respect to this litigation. Pursuant to such settlement agreement, both parties’ claims were dismissed with prejudice, and each party is entitled to sell those products accused of infringement by the other party in this litigation. Neither party is required to pay any amounts to the other party in connection with this settlement.
On October 13, 2006, a purported class action complaint was filed in the United States District Court for the District of Massachusetts on behalf of participants in the Company’s Investment Partnership Plan from October 5, 2000 to the present. The complaint named as defendants the Company, certain officers and directors, and the Company’s Investment Partnership Plan Administration Committee. The complaint alleges purported violations of federal law in connection with the Company’s option granting practices during the years 1998, 1999, 2000, and 2001, including breaches of fiduciary duties owed to participants and beneficiaries of the Company’s Investment Partnership Plan under the Employee Retirement Income Security Act. The complaint seeks unspecified monetary damages, as well as equitable and injunctive relief. The Company intends to vigorously defend against these allegations. On November 22, 2006, the Company and the individual defendants filed motions to dismiss the complaint. On January 8, 2007, the Plaintiff filed memoranda in opposition. On January 22, 2007, the Company and the individual defendants filed further memoranda in support of the motions to dismiss. The court heard the Company’s motion to dismiss on January 30, 2008, but has not yet issued a ruling. Although the Company believes it has meritorious defenses to the asserted claims, it is unable at this time to predict the outcome of this proceeding.
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

Note 11 — Common Stock Repurchase
The Company’s common stock repurchase program has been in place since August 2004. In the aggregate, the Board of Directors has authorized the company to repurchase $4 billion of the Company’s common stock under the program. Under the program, the Company may repurchase outstanding shares of its common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of the Company’s Board of Directors, the repurchase program will expire when the Company has repurchased all shares authorized under the program. The Company repurchased approximately 12.1 million shares for approximately $359.4 million during the first quarter of fiscal 2008. This includes $24.9 million of repurchases made near the end of the quarter where the transaction settled subsequent to February 2, 2008. Therefore, the statement of cash flows includes a $24.9 million liability in the financing section for the portion of stock repurchases transacted during the quarter, but paid for subsequent to the end of the quarter. As of February 2, 2008, the Company had repurchased a total of approximately 107.2 million shares of its common stock for approximately $3.7 billion under this program and an additional $305.9 million remains under the current authorized program. The repurchased shares are held as authorized but unissued shares of common stock.
The Company also from time to time repurchases shares in settlement of employee tax withholding obligations due upon the vesting of restricted stock or restricted stock units, or the exercise of stock options.
Note 12 — New Accounting Standards
     Fair Value Measurements
In September 2006, the FASB issued SFAS 157, Fair Value Measurements (SFAS 157). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value. This standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for fiscal years beginning after November 15, 2007, which is the Company’s fiscal year 2009 that begins on November 2, 2008. The Company is currently evaluating the impact, if any, that SFAS 157 will have on the Company’s financial condition and results of operations.
     Accounting for Financial Assets and Financial Liabilities
In February 2007, the FASB, issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, which is the Company’s fiscal year 2009 that begins on November 2, 2008. The Company is currently evaluating the impact, if any, that SFAS 159 may have on the Company’s financial condition and results of operations.
     Accounting for Uncertainty in Income Taxes
In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 in the first quarter of fiscal 2008 did not have an impact on the Company’s financial condition or results of operations.

Note 13 — Discontinued Operations
On November 8, 2007, the Company entered into a purchase and sale agreement with certain subsidiaries of ON Semiconductor Corporation to sell the Company’s CPU voltage regulation and PC thermal monitoring business which consists of core voltage regulator products for the central processing unit in computing and gaming applications and temperature sensors and fan-speed controllers for managing the temperature of the central processing unit. On December 31, 2007, the Company completed the sale of this business for net cash proceeds of $138 million, which are net of other cash payments of approximately $1.4 million. The Company expects to make additional cash payments of approximately $2.2 million in the second quarter of fiscal 2008. The Company recorded a pre-tax gain of $78 million, or $43 million net of tax, which is recorded as a gain on sale of discontinued operations. Additionally, the Company entered into a one-year manufacturing supply agreement with a subsidiary of ON Semiconductor Corporation for an additional $37 million. The Company has allocated the proceeds from this arrangement based on the fair value of the two elements of this transaction: 1) the sale of a business and 2) the obligation to manufacture product for a one-year period. As a result, $85 million was recorded as a liability related to the manufacturing supply agreement, of which approximately $78 million was outstanding as of February 2, 2008. The liability is included in current liabilities of discontinued operations on the Company’s condensed consolidated balance sheet. The Company will record the revenue associated with this manufacturing supply agreement in discontinued operations over the next 11 months. The Company may receive additional proceeds of up to $7.5 million upon the resolution of certain contingent items, which would be recorded as additional gain from the sale of discontinued operations.
In September 2007, the Company entered into a definitive agreement to sell its Baseband Chipset Business to MediaTek Inc. The decision to sell the Baseband Chipset Business was due to the Company’s decision to focus its resources in areas where its signal processing expertise can provide unique capabilities and earn superior returns. On January 11, 2008, the Company completed the sale of its Baseband Chipset Business for net cash proceeds of $269 million. The cash proceeds received are net of a refundable withholding tax of $62 million and other cash payments of approximately $9 million. The Company expects to make additional cash payments of approximately $10.5 million over the next six months. The Company recorded a pre-tax gain of $278 million, or $204 million net of tax, which is recorded as a gain on sale of discontinued operations. The Company may receive additional proceeds of up to $10 million upon the resolution of certain contingent items, which would be recorded as additional gain from the sale of discontinued operations.
The Company will receive additional amounts under various transition service agreements entered into in connection with these dispositions over the next four quarters. The transition service agreements include manufacturing, engineering support and certain human resource services and information technology systems support. The Company has evaluated the nature of the transition services and has concluded the services will be primarily completed within the one-year assessment period and the Company does not have the ability to exert significant influence over the disposed businesses’ operating and financial policies. Accordingly, the Company has concluded that it does not have a significant continuing involvement with the disposed businesses and has presented the disposition of these businesses as discontinued operations pursuant to SFAS 144.

The following amounts related to the CPU voltage regulation and PC thermal monitoring and Baseband Chipset businesses have been segregated from continuing operations and reported as discontinued operations and also include the revenue and costs of services provided under the manufacturing supply agreement.

	Three Months Ended
	February 2, 2008	February 3, 2007
Total revenue	$47,363	$65,349
Cost of sales	32,983	47,996
Operating expenses:
Research and development	12,324	20,814
Selling, marketing, general and administrative	1,743	2,701
Gain on sale of discontinued operations	356,016	—

Income (loss) before income taxes	356,329	(6,162)

Provision for (benefit from) income taxes	107,458	(2,936)

Income (loss) from discontinued operations, net of tax	$248,871	$(3,226)

	February 2, 2008	November 3, 2007
Accounts receivable, net	$7,850	$34,575
Inventory	15,012	37,602
Property, plant and equipment, net	—	7,360
Intangibles, net	—	7,920

Total assets reclassified to current assets of discontinued operations	$22,862	$87,457

Refundable foreign withholding tax	$62,037	$—

Total assets reclassified to non-current assets of discontinued operations	$62,037	$—

Accounts payable	$8,021	$14,011
Income taxes payable	108,252	—
Deferred income on shipments to distributors	—	966
Liabilities associated with a manufacturing supply agreement	78,043	—
Accrued liabilities	12,680	9,176

Total liabilities reclassified to current liabilities of discontinued operations	$206,996	$24,153

Note 14 — Income Taxes
The Company has provided for potential liabilities due in the various jurisdictions in which the Company operates. Judgment is required in determining the worldwide income tax expense provision. In the ordinary course of global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of cost reimbursement arrangements among related entities. Although the Company believes its estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different than that which is reflected in the historical income tax provisions and accruals. Such differences could have a material impact on the Company’s income tax provision and operating results in the period in which such determination is made.
On November 4, 2007 (the first day of its 2008 fiscal year), the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 differs from the prior standards in that it requires companies to determine whether it is “more likely than not” that a tax position will be sustained by the appropriate taxing authorities before any benefit can be recorded in the financial statements. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. There were no changes to the Company’s liabilities for uncertain tax positions as a result of the adoption of FIN 48. As of February 2, 2008, the Company had $10.5 million of liabilities related to tax contingencies. In accordance with FIN 48, these liabilities are classified as non-current, and included in other non-current liabilities, because the Company believes that the ultimate payment or settlement of these liabilities will not occur within the next twelve months. Prior to the adoption of FIN 48, these amounts were included in current income tax payable. The $10.5 million liability for uncertain tax positions as of February 2, 2008 included $5.3 million for interest and penalties. If these tax positions were settled in the Company’s favor these liabilities would be reversed and lower the Company’s effective tax rate in the period recorded. The Company includes interest and penalties related to unrecognized tax benefits within the provision for taxes in the condensed consolidated statements of income, and as a result, no change in classification was made upon adopting FIN 48. The condensed consolidated statement of income for the period ended February 2, 2008 includes $0.2 million of interest and penalties related to these uncertain tax positions. Due to the complexity associated with its tax uncertainties, the Company cannot make a reasonably reliable estimate as to the period in which it expects to settle the liabilities associated with these uncertain tax positions.
During the fourth quarter of fiscal 2007, the IRS completed its field examination of fiscal years 2004 and 2005. On January 2, 2008, the IRS issued its report for fiscal 2004 and 2005, which included proposed adjustments related to these two fiscal years. The Company has provided for taxes and penalties related to certain of these proposed adjustments. There are four items with a potential total tax liability of $46 million that the Company concluded, based on discussions with its tax advisors, are not likely to result in additional tax liability. Therefore, the Company has not recorded any tax liability for these items and is appealing these proposed adjustments through the normal processes for the resolution of differences between the IRS and taxpayers. Two of the unresolved matters are one-time issues and pertain to Section 965 of the Internal Revenue Code related to the beneficial tax treatment of dividends from foreign owned companies under The American Jobs Creation Act. The other matters pertain to the computation of research and development tax credits and the profits earned from manufacturing activities carried on outside the United States. These latter two matters could impact taxes payable for fiscal 2004 and 2005 as well as for subsequent years.
During fiscal 2006, the IRS invited the Company to participate in the Compliance Assurance Process (CAP), which is a voluntary pilot program the IRS is conducting for a limited number of large business taxpayers. The objective of CAP is to reduce taxpayer burden associated with IRS audits while assuring the IRS of the accuracy of tax returns prior to filing. The Company has agreed to participate in CAP. Under the program, the IRS is expected to contemporaneously work with the Company to achieve federal tax compliance and resolve issues prior to the filing of a tax return. CAP is designed to eliminate or substantially reduce the need for post-filing examinations of future tax returns. For fiscal 2006, the IRS has completed the CAP but has not issued its final report. The IRS and the Company have agreed on the treatment of a number of issues that have been included in an Issue Resolutions Agreement related to the 2006 tax return. However, no agreement was reached on the tax treatment of a number of issues, including the same R&D credit and foreign manufacturing issues mentioned above related to fiscal 2004 and 2005. The IRS has also indicated it plans to audit the pricing of intercompany sales (transfer pricing), and this audit is in its initial phase. The Company has not provided for any additional taxes in respect of the examination of the fiscal 2006 return. The CAP is still underway for fiscal 2007. The Company has not prepared its tax return for fiscal 2007, and the IRS has not issued a report for fiscal 2007.
Although the Company believes its estimates of income tax payable are reasonable, no assurance can be given that the Company will prevail in the matters raised related to fiscal years 2004, 2005, 2006 and 2007 and that the outcome of one or all of these matters will not be different than that which is reflected in the historical income tax provisions and accruals. The Company believes such differences would not have a material impact on the Company’s financial condition but could have a material impact on the Company’s income tax provision, operating results and operating cash flows in the period in which such matters are resolved.
Note 15 — Subsequent Event
On February 19, 2008, the Company’s Board of Directors declared a cash dividend of $0.18 per outstanding share of common stock. The dividend will be paid on March 26, 2008 to all shareholders of record at the close of business on March 7, 2008.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This information should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended November 3, 2007.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations, including in particular the section entitled “Outlook,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified in Part II, Item 1A. Risk Factors and elsewhere in our Quarterly Report on Form 10-Q. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.
We sold our baseband chipset business and related support operations, or Baseband Chipset Business, to MediaTek Inc. and sold our CPU voltage regulation and PC thermal monitoring business to certain subsidiaries of ON Semiconductor Corporation during the first quarter of fiscal 2008. We have reflected the financial results of these businesses as discontinued operations in the consolidated statements of income for all periods presented. The assets and liabilities of these businesses are reflected as assets and liabilities of discontinued operations in the consolidated balance sheets as of February 2, 2008 and November 3, 2007. The historical results of operations of these businesses have been segregated from our consolidated financial statements and are included in income (loss) from discontinued operations, net of tax in the consolidated statements of income. Unless otherwise noted, this Management’s Discussion and Analysis relates only to financial results from continuing operations.
Results of Operations
(all tabular amounts in thousands except per share amounts and percentages)
Overview

	Three Months Ended
	February 2, 2008	February 3, 2007

Total revenue	$613,909	$626,265
Gross margin %	61.2%	63.8%
Income from continuing operations, net of tax	$121,848	$156,453
Income from continuing operations, net of tax as a % of total revenue	19.8%	25.0%
Diluted EPS from continuing operations	$0.40	$0.45
Diluted EPS	$1.22	$0.44
Fiscal 2008 is a 52-week year and fiscal 2007 was a 53-week year. The additional week in fiscal 2007 was included in the first quarter ended February 3, 2007. Therefore, the first three months of fiscal 2007 included an additional week of operations as compared to the first three months of fiscal 2008.

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

	Three Months Ended			Three Months Ended
	February 2, 2008			February 3, 2007

		% of Total Product			% of Total Product
	Revenue	Revenue	Y/Y%	Revenue	Revenue
Industrial	$300,085	49%	1%	$298,452	50%
Communications	145,040	23%	18%	123,105	21%
Consumer	133,286	22%	3%	129,604	22%
Computer	35,498	6%	(11%)	40,104	7%

Total product revenue	$613,909	100%	4%	$591,265	100%

Revenue from one-time IP license	—			35,000

Total revenue	$613,909			$626,265

Industrial — The year-to-year increase in the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007 was primarily the result of revenue growth in products sold into the automotive sector of the industrial end market and to a lesser extent the instrumentation sector of this end market. These increases were partially offset by a decline in revenue from the automatic test equipment portion of this end market.
Communications — The year-to-year increase in the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007 was primarily the result of revenue growth in products used in wireless infrastructure applications and analog products used in mobile devices.
Consumer — The year-to-year increase in the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007 was primarily the result of increased sales of our products used in digital cameras and advanced television systems. These increases were partially offset by a decrease in sales of our products used in digital home applications.
Computer — The year-to-year decrease in the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007 was primarily the result of broad based declines in sales of our products into this end market.
Revenue from One-Time IP License — During the first quarter of fiscal 2007, we recorded revenue of $35 million received in exchange for licensing of certain intellectual property rights to a third party.

Revenue Trends by Geographic Region
Product revenue by geographic region, based upon customer location, for the three-month periods ended February 2, 2008 and February 3, 2007 was as follows:

	Three Months Ended
Region	February 2, 2008	February 3, 2007
United States Region	$152,764	$163,228
Europe	156,706	145,194
Japan	124,236	118,413
China	81,295	69,788
Rest of Asia	98,908	94,642

Total product revenue	$613,909	$591,265

The predominant countries comprising European operations are Germany, France and the United Kingdom. The predominant countries comprising Rest of Asia are Taiwan and Korea.
Gross Margin

	Three Months Ended
	February 2, 2008	February 3, 2007
Gross margin	$375,803	$399,664
Gross margin %	61.2%	63.8%
Gross margin percentage decreased 260 basis points in the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007. Gross margin percentage in the first quarter of fiscal 2007 was higher as a result of the recording of $35 million we received in exchange for the licensing of certain intellectual property rights to a third party with no associated cost of sales.
Stock-Based Compensation Expense
During the first quarter of fiscal 2006, on October 30, 2005, we adopted the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, using the modified prospective application method. Compensation cost is calculated on the date of grant using the fair value of the options as calculated using the Black-Scholes option pricing model. As of February 2, 2008, the total compensation cost related to unvested awards not yet recognized in the statement of income was approximately $160.1 million (before tax consideration), which will be recognized over a weighted average period of 1.9 years. See Note 2 in the Notes to our Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q for further information regarding our adoption of SFAS 123R.

Research and Development

	Three Months Ended
	February 2, 2008	February 3, 2007
R&D expenses	$129,539	$123,077
R&D expenses as a % of product revenue	21.1%	20.8%
Research and development, or R&D, expenses increased $6.5 million, or 5%, in the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007. This increase was primarily the result of higher employee salary, benefit and bonus expense due primarily to salary increases and to a lesser extent an increase in headcount. These increases were partially offset by one less week of operations in the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007, a decrease in employee stock option expense and the savings associated with our restructuring actions.
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
Selling, Marketing, General and Administrative

	Three Months Ended
	February 2, 2008	February 3, 2007
SMG&A expenses	$100,351	$101,980
SMG&A expenses as a % of product revenue	16.3%	17.2%
Selling, marketing, general and administrative, or SMG&A, expenses decreased $1.6 million, or 2%, in the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007. This decrease was primarily the result of one less week of operations in the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007, lower employee stock option expense and the savings associated with our restructuring actions. These decreases were partially offset by higher employee salary, benefit and bonus expense in the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007 due primarily to salary increases.
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

In addition to the charge recorded in the fourth quarter of fiscal 2005, we recorded additional expense during fiscal 2006, which consisted of $18.3 million of non-cash cost of sales expenses for additional depreciation due to shortened useful lives of certain manufacturing equipment and $2.0 million for stay-on bonuses. We reversed approximately $2.0 million of our severance accrual during fiscal 2006 because some employees voluntarily left the company, other employees found alternative employment within the company, and there was an over accrual related to fringe benefits because severance payments, normally paid as income continuance, were paid in lump sum payments, which reduced the benefit costs associated with these payments. We have terminated the employment of all of the remaining employees included in this action. We ceased production at the wafer fabrication facility on November 9, 2006. During the first quarter of fiscal 2007, we recorded additional expense, in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which consisted of $3.2 million for clean-up and closure costs that were charged to expense as incurred and $0.4 million for lease obligation costs for a warehouse facility we ceased using during the first quarter of fiscal 2007. During the second quarter of fiscal 2007, we recorded a special charge, in accordance with SFAS 146, which included $5.0 million of expense for future lease obligation costs for the wafer fabrication facility that we ceased using during the second quarter of fiscal 2007. The lease obligation costs are being paid out on a monthly basis over the remaining lease term which expires in 2010. Also included in this special charge was $1.7 million for clean-up and closure costs that were charged to expense as incurred. The clean-up activity was completed during the second quarter of fiscal 2007, and we do not expect to incur any additional charges related to this action.
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
The employment of all employees included in this action has been terminated and amounts owed to employees for severance are being paid out as income continuance. We do not expect to incur any further charges related to this reorganization action. These organizational changes, which were fully implemented in the fourth quarter of fiscal 2007, have resulted in savings of approximately $30 million per year. These annual savings include: approximately $17 million in R&D expenses, approximately $10 million in SMG&A expenses and approximately $3 million in cost of sales. As this action was completed during fiscal 2007 a portion of these savings are reflected in our results for fiscal 2007 and for the first quarter of fiscal 2008.
Fourth Quarter of Fiscal 2007 Special Charges
     Consolidation of a Wafer Fabrication Facility in Limerick
During the fourth quarter of fiscal 2007, we recorded a special charge of $13.7 million as a result of our decision to solely use eight-inch technology at our wafer fabrication facility in Limerick. Certain manufacturing processes and products produced on the Limerick facility’s six-inch production line will transition to our existing eight-inch production line in Limerick while others will transition to external foundries. The charge is for severance and fringe benefit costs recorded pursuant to SFAS 88 under our ongoing benefit plan for 150 manufacturing employees. Production is expected to cease in the six-inch wafer fabrication facility during the first half of 2009, and the affected employees will be terminated. These employees must continue to be employed until their employment is involuntarily terminated in order to receive the severance benefit. We expect to incur additional expenses related to this action during fiscal year 2009 of approximately $6 million related to cleanup and closure costs. In accordance with SFAS 146, these costs will be expensed as incurred. As of February 2, 2008, 147 of the 150 employees included in this cost reduction action were still employed by us. These employees must continue to be employed until their employment is involuntarily terminated in order to receive the severance benefit. The closure of this facility is estimated to result in annual cost savings of approximately $25 million per year, expected to start during the second quarter of fiscal 2009. These annual savings will be in cost of sales, of which approximately $1 million relates to non-cash depreciation savings.
     Reduction of Overhead Infrastructure Costs
During the fourth quarter of fiscal 2007, we decided to either deemphasize or exit certain businesses or products and focus investments in products and end markets where we have better opportunities for profitable growth. In September 2007, we entered into a definitive agreement to sell our Baseband Chipset Business. As a result of these decisions, we decided to reduce the support infrastructure in manufacturing, engineering and SMG&A to more appropriately reflect our required overhead structure. Consequently, during the fourth quarter of fiscal 2007, we recorded a special charge of $12.3 million, of which $10.7 million is for severance and fringe benefit costs recorded pursuant to SFAS 88 under our ongoing benefit plan or statutory requirements at foreign locations for 25 manufacturing employees and 127 engineering and selling, marketing, general and administrative employees. The remaining $1.6 million is for contract termination costs related to a license agreement associated with products we will no longer develop and for which there is no future alternative use. As of February 2, 2008, 25 of the 152 employees included in this cost reduction action were still employed by us. These employees must continue to be employed until their employment is involuntarily terminated in order to receive the severance benefit. These cost reduction actions are expected to result in savings of approximately $15 million per year once substantially completed in the second quarter of fiscal 2008. These savings are expected to be realized as follows: approximately $7 million in R&D expenses, approximately $6 million in SMG&A expenses and approximately $2 million in cost of sales. A portion of these savings is reflected in our results for the first quarter of fiscal 2008.
Operating Income from Continuing Operations

	Three Months Ended
	February 2, 2008	February 3, 2007
Operating income from continuing operations	$145,913	$169,411
Operating income from continuing operations as a % of total revenue	23.8%	27.1%
The $23.5 million decrease in operating income from continuing operations in the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007 was primarily the result of a 260 basis point decrease in the gross margin percentage and a decrease in revenue of $12.4 million. These decreases were primarily the result of the recording of $35 million in revenue we received in exchange for the licensing of certain intellectual property rights to a third party with no associated cost of sales in the first quarter of fiscal 2007.

Nonoperating (Income) Expense

	Three Months Ended
	February 2, 2008	February 3, 2007
Interest income	$(12,526)	$(24,837)
Other expense (income), net	173	(7,465)

Total nonoperating income	$(12,353)	$(32,302)

Nonoperating income decreased by $19.9 million in the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007 primarily as a result of lower invested cash balances and, to a lesser extent, lower interest rates in the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007. The first quarter of fiscal 2007 also included a $7.9 million gain from the sale of an investment.
Provision for Income Taxes

	Three Months Ended
	February 3, 2008	February 2, 2007
Provision for income taxes	$36,418	$45,479
Effective income tax rate	23.0%	22.5%
Our effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where our income is earned. Our effective tax rate for the first quarter of fiscal 2008 was higher by 50 basis points compared to our effective tax rate for the first quarter of fiscal 2007. The increase was primarily due to the fact that the first quarter of fiscal 2007 included a $9.9 million cumulative adjustment related to the application of the U.S. federal research and development tax credit to a portion of our fiscal 2006 results that had the effect of lowering the effective tax rate in the first quarter of fiscal 2007. Additionally, this credit that was available during fiscal 2007 expired during the first half of the first quarter of fiscal 2008. The tax benefit was partially offset by a tax adjustment recorded in the first quarter of fiscal 2007 upon the finalization of the accounting for a 2006 acquisition and the following transactions in the first quarter of fiscal 2007, which were taxed at the higher U.S. tax rate: the one-time receipt of $35 million associated with the licensing of intellectual property to a third party and the gain on the sale of an investment of $7.9 million.
Income from Continuing Operations, net of tax

	Three Months Ended
	February 2, 2008	February 3, 2007
Income from continuing operations, net of tax	$121,848	$156,453
Income from continuing operations, net of tax as a % of total revenue	19.8%	25.0%
Diluted EPS from continuing operations	$0.40	$0.45
Income from continuing operations, net of tax, in the first quarter of fiscal 2008 was lower than in the first quarter of fiscal 2007 by approximately $34.6 million primarily as a result of the $23.5 million decrease in operating income from continuing operations, and the $19.9 million decrease in nonoperating income that were partially offset by a lower provision for income taxes in fiscal 2008.

Discontinued Operations

	Three Months Ended
	February 2, 2008	February 3, 2007
Income (loss) from discontinued operations, net of tax	$1,888	$(3,226)
Gain on sale of discontinued operations, net of tax	246,983	—

Income (loss) from discontinued operations, net of tax	$248,871	$(3,226)

Diluted EPS from discontinued operations	$0.82	$(0.01)

We sold our Baseband Chipset Business to MediaTek Inc. and our CPU voltage regulation and PC thermal monitoring business to certain subsidiaries of ON Semiconductor Corporation during the first quarter of fiscal 2008. Accordingly, the results of the operations of these businesses have been presented as discontinued operations within the consolidated financial statements in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144).
Outlook
We are planning for revenue for the second quarter of fiscal 2008 to be in the range of $615 million to $640 million, or flat to up 4% from the first quarter of fiscal 2008. We are also planning for our gross margin percentage for the second quarter of fiscal 2008 to be approximately equal to the first quarter of fiscal 2008. Operating expenses are planned to be higher in the second quarter of fiscal 2008 primarily as a result of our annual salary increases which took effect at the beginning of the second quarter. Diluted EPS from continuing operations for the second quarter of fiscal 2008 is planned to be in the range of $0.39 to $0.42 and diluted EPS from discontinued operations for the second quarter of fiscal 2008 is expected to be $0.01.
Liquidity and Capital Resources

	Three Months Ended
	February 2, 2008	February 3, 2007
Net cash provided by operations	$177,420	$208,153
Net cash provided by operations as a % of total revenue	28.9%	33.2%
At February 2, 2008, cash, cash equivalents and short-term investments totaled $1,271.8 million, an increase of $190.6 million from the fourth quarter of fiscal 2007. The primary sources of funds for the first three months of fiscal 2008 were net proceeds from the sale of two businesses of $406.7 million, net cash generated from operating activities of $177.4 million and proceeds of $24.5 million from our various employee stock plans. The principal uses of funds for the first three months of fiscal 2008 were the repurchase of approximately 12.1 million shares of our common stock for an aggregate of $359.4 million (less $24.9 million paid subsequent to the end of the first quarter), dividend payments of $53.8 million and capital expenditures of $40.1 million.

	February 2, 2008	November 3, 2007
Accounts receivable	$340,080	$323,777
Days sales outstanding	51	47
Inventory	$330,196	$324,373
Days cost of sales in inventory	127	119
Accounts receivable at February 2, 2008 increased $16.3 million, or 5%, from the end of the fourth quarter of fiscal 2007. The increase in receivables was primarily related to higher shipments in the last month of the first quarter of fiscal 2008 as compared to the fourth quarter of fiscal 2007. Inventory at February 2, 2008 increased by $5.8 million, or 2%, from the end of fiscal 2007.

Net additions to property, plant and equipment were $40.1 million in the first quarter of fiscal 2008 and were funded with a combination of cash on hand and cash generated from operations. Capital expenditures are expected to be approximately $170 million in fiscal 2008.
On February 19, 2008, our Board of Directors declared a cash dividend of $0.18 per outstanding share of our common stock. The dividend is payable on March 26, 2008 to shareholders of record on March 7, 2008 and is expected to be approximately $53 million in the aggregate. The payment of future dividends will be based on several factors including our financial performance, outlook and liquidity. Quarterly dividends are expected to continue at $0.18 per share, although they remain subject to declaration or change by our Board of Directors.
At February 2, 2008, our principal source of liquidity was $1,271.8 million of cash and cash equivalents and short-term investments. We believe that our existing sources of liquidity and cash expected to be generated from future operations, together with anticipated available long-term financing, will be sufficient to fund operations, capital expenditures, research and development efforts, dividend payments (if any) and purchases of stock (if any) under our stock repurchase program for at least the next twelve months and thereafter for the foreseeable future.
Contractual Obligations
There have not been any material changes to the amounts presented in the table summarizing our contractual obligations that was included in our Annual Report on Form 10-K for the year ended November 3, 2007.
As of February 2, 2008, the total liabilities associated with uncertain tax positions under FIN 48 was $10.5 million, which are included in “Other non-current liabilities,” as a result of our adoption of FIN 48. Due to the complexity associated with our tax uncertainties, we cannot make a reasonably reliable estimate of the period in which we expect to settle the non-current liabilities associated with these uncertain tax positions. Therefore, we are not updating the amounts included in the contractual obligations table.
New Accounting Pronouncements
     Fair Value Measurements
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) 157, Fair Value Measurements (SFAS 157). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value. This standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for fiscal years beginning after November 15, 2007, which is our fiscal year 2009 that begins on November 2, 2008. We are currently evaluating the impact that SFAS 157 may have on our financial condition and results of operations.
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
     Accounting for Uncertainty in Income Taxes
In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 in the first quarter of fiscal 2008 did not have an impact on our financial condition or results of operations.
Critical Accounting Policies and Estimates
There were no material changes to the information provided under the heading “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended November 3, 2007 except for the adoption of FIN 48 described below.
     Accounting for Income Taxes
We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, benefits, and deductions, and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of the recognition of revenue and expense for tax and financial statement purposes, as well as the interest and penalties relating to these uncertain tax positions. We assessed the likelihood of the realization of deferred tax assets and concluded that a valuation allowance is needed to reserve the amount of the deferred tax assets that may not be realized due to the expiration of certain state credit carryovers. In reaching our conclusion, we evaluated certain relevant criteria including the existence of deferred tax liabilities that can be used to absorb deferred tax assets, the taxable income in prior carryback years in the impacted state jurisdictions that can be used to absorb net operating losses and taxable income in future years. Our judgments regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors. These changes, if any, may require material adjustments to these deferred tax assets, resulting in a reduction in net income or an increase in net loss in the period when such determinations are made, which in turn, may result in an increase or decrease to our tax provision in a subsequent period.
On November 4, 2007 (the first day of our 2008 fiscal year), we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 differs from the prior standards in that it requires companies to determine that it is “more likely than not” that a tax position will be sustained by the appropriate taxing authorities before any benefit can be recorded in the financial statements. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in known facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.
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
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the information provided under Item 7A. “Qualitative and Quantitative Disclosures about Market Risk” set forth in our Annual Report on Form 10-K for the year ended November 3, 2007.
ITEM 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Analog’s disclosure controls and procedures as of February 2, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of February 2, 2008, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in Internal Control over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended February 2, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
At all times since receiving notice of this inquiry, we have cooperated with the SEC. In November 2005, we and our President and CEO, Mr. Jerald G. Fishman, made an offer of settlement to the Staff of the SEC. The settlement has been submitted to the Commission for approval. There can be no assurance a final settlement will be approved.
The SEC’s inquiry focused on two separate issues. The first issue concerned our disclosure regarding grants of options to employees and directors prior to the release of favorable financial results. Specifically, the issue related to options granted to our employees (including officers) on November 30, 1999 and to our employees (including officers) and directors on November 10, 2000. The Staff of the SEC has indicated that, in the proposed settlement, the Commission would not charge us or Mr. Fishman with any violation of law with respect to this issue.
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

On May 25, 2006, we filed a lawsuit in United States District Court for the District of Delaware against Linear Technology Corp., or LTC, alleging infringement of three of our patents by LTC’s making, selling and using various products. In our complaint, we sought damages in an unspecified amount and injunctive relief. On July 28, 2006, LTC filed an answer and counterclaims, denying that its products infringe the asserted patents and asking the court to declare such patents invalid. LTC also claimed that we, by making, selling and using various products, infringed seven LTC patents. LTC sought damages in an unspecified amount and injunctive relief. On January 30, 2008, we and LTC reached a settlement with respect to this litigation. Pursuant to such settlement agreement, both parties’ claims were dismissed with prejudice, and each party is entitled to sell those products accused of infringement by the other party in this litigation. Neither party is required to pay any amounts to the other party in connection with this settlement.
On October 13, 2006, a purported class action complaint was filed in the United States District Court for the District of Massachusetts on behalf of participants in our Investment Partnership Plan from October 5, 2000 to the present. The complaint named us as defendants, certain officers and directors, and our Investment Partnership Plan Administration Committee. The complaint alleges purported violations of federal law in connection with our option granting practices during the years 1998, 1999, 2000, and 2001, including breaches of fiduciary duties owed to participants and beneficiaries of our Investment Partnership Plan under the Employee Retirement Income Security Act. The complaint seeks unspecified monetary damages, as well as equitable and injunctive relief. We intend to vigorously defend against these allegations. On November 22, 2006, we and the individual defendants filed motions to dismiss the complaint. On January 8, 2007, the Plaintiff filed memoranda in opposition. On January 22, 2007, we and the individual defendants filed further memoranda in support of the motions to dismiss. The court heard our motion to dismiss on January 30, 2008, but has not yet issued a ruling. Although we believe we have meritorious defenses to the asserted claims, we are unable at this time to predict the outcome of this proceeding.
ITEM 1A. Risk Factors
Set forth below and elsewhere in this report and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. The description below includes any material changes to and supersedes the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended November 3, 2007.
Our future revenue, gross margins, operating results and net income are difficult to predict and may materially fluctuate.
Our future revenue, gross margins, operating results and net income are difficult to predict and may be materially affected by a number of factors, including:
•	changes in customer demand for our products and for end products that incorporate our products;

•	the timing of new product announcements or introductions by us, our customers or our competitors;

•	competitive pricing pressures;

•	fluctuations in manufacturing yields, adequate availability of wafers and other raw materials, and manufacturing, assembly and test capacity;

•	the risk that our backlog could decline significantly;

•	the timing, delay or cancellation of significant customer orders and our ability to manage inventory;

•	our ability to hire, retain and motivate adequate numbers of engineers and other qualified employees to meet the demands of our customers;

•	changes in geographic, product or customer mix;

•	our ability to utilize our manufacturing facilities at efficient levels;

•	potential significant litigation-related costs;

•	the difficulties inherent in forecasting future operating expense levels, including with respect to costs associated with labor, utilities, transportation and raw materials;

•	the costs related to compliance with increasing worldwide environmental regulations;

•	changes in our effective tax rate;

•	the effect of adverse changes in economic conditions in the United States and international markets; and

•	the effects of public health emergencies, natural disasters, security risks, terrorist activities, international conflicts and other events beyond our control.
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
In certain markets where end-user demand may be particularly volatile and difficult to predict, some customers place orders that require us to manufacture product and have it available for shipment, even though the customer is unwilling to make a binding commitment to purchase all, or even any, of the product. In other instances, we manufacture product based on forecasts of customer demands. As a result, we may incur inventory and manufacturing costs in advance of anticipated sales and are subject to the risk of cancellations of orders leading to a sharp reduction of sales and backlog. Further, orders or forecasts may be for products that meet the customer’s unique requirements so that those cancelled or unrealized orders would, in addition, result in an inventory of unsaleable products, resulting in potential inventory write-offs. As a result of lengthy manufacturing cycles for certain of the products that are subject to these uncertainties, the amount of unsaleable product could be substantial. Incorrect forecasts, or reductions, cancellations or delays in orders for our products could adversely affect our operating results.
Our future success depends upon our ability to continue to innovate, improve our products, develop and market new products, and identify and enter new markets.
Our success significantly depends on our continued ability to improve our products and develop and market innovative new products. Product development, innovation and enhancement is often a complex, time-consuming and costly process involving significant investment in research and development, with no assurance of return on investment. There can be no assurance that we will be able to develop and introduce new and improved products in a timely or efficient manner or that new and improved products, if developed, will achieve market acceptance. Our products generally must conform to various evolving and sometimes competing industry standards, which may adversely affect our ability to compete in certain markets or require us to incur significant costs. In addition, our customers generally impose very high quality and reliability standards on our products, which often change and may be difficult or costly to satisfy. Any inability to satisfy such customer quality standards or comply with industry standards and technical requirements may adversely affect demand for our products and our results of operations. In addition, our growth is dependent on our continued ability to identify and penetrate new markets where we have limited experience and competition is intense. Also, some of our customers in these markets are less established, which could subject us to increased credit risk. There can be no assurance that the markets we serve will grow in the future, that our existing and new products will meet the requirements of these markets, that our products will achieve customer acceptance in these markets, that competitors will not force prices to an unacceptably low level or take market share from us, or that we can achieve or maintain profits in these markets. Furthermore, a decline in demand in one or several of our end-user markets could have a material adverse effect on the demand for our products and our results of operations.

We may not be able to compete successfully in markets within the semiconductor industry in the future.
We face intense technological and pricing competition in the semiconductor industry, and we expect such competition to increase in the future. Many other companies offer products that compete with our products. Some have greater financial, manufacturing, technical and marketing resources than we have. Some of our competitors may have better established supply or development relationships with our current and potential customers. Additionally, some formerly independent competitors have been purchased by larger companies. Our competitors also include emerging companies selling specialized products in markets we serve. Competition is based on design and quality of products, product performance, features and functionality, and price, with the relative importance of these factors varying among products, markets and customers. Existing or new competitors may develop products or technologies that more effectively address the demands of our customers and markets with enhanced features and functionality, lower power requirements, greater levels of integration or lower cost. Increased competition in certain markets has resulted in and may continue to result in declining average selling prices, reduced gross margins and loss of market share in such markets. There can be no assurance that we will be able to compete successfully in the future against existing or new competitors, or that our operating results will not be adversely affected by increased price competition.
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
We may not be able to satisfy sufficiently the demand for our products, and increased production may lead to overcapacity and lower prices.
The cyclical nature of the semiconductor industry has resulted in sustained and short-term periods when demand for our products has increased or decreased rapidly. During periods of rapid increases in demand, our available capacity may not be sufficient to satisfy the available demand. In addition, we may not be able to expand our workforce and operations in a sufficiently timely manner, procure adequate resources, or locate suitable third-party suppliers, to respond effectively to changes in demand for our existing products or to the demand for new products requested by our customers, and our current or future business could be materially and adversely affected. Conversely, if we expand our operations and workforce too rapidly or procure excessive resources in anticipation of increased demand for our products, and such demand does not materialize at the pace at which we expect, or declines, our operating results may be adversely affected as a result of increased operating expenses, reduced margins, underutilization of capacity or asset impairment charges. These capacity expansions by us and other semiconductor manufacturers could also lead to overcapacity in our target markets which could lead to price erosion that would adversely impact our operating results.
Our semiconductor products are complex and may contain undetected defects which could result in significant costs, claims and damage to our reputation, and adversely affect the market acceptance of our products.
Semiconductor products are highly complex and may contain undetected defects when they are first introduced or as new versions are developed. We invest significant resources in the testing of our products; however, if any of our products contain defects, we may be required to incur additional development and remediation costs, pursuant to warranty and indemnification provisions in our customer contracts. These problems may divert our technical and other resources from other product development efforts and could result in claims against us by our customers or others, including liability for costs associated with product recalls, which may adversely impact our operating results. There can be no assurance that we are adequately insured to protect against all such claims. If any of our products contains defects, or has reliability, quality or compatibility problems, our reputation may be damaged, which could make it more difficult for us to sell our products to existing and prospective customers and could adversely affect our operating results.
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
The semiconductor industry is characterized by frequent claims and litigation involving patent and other intellectual property rights, including claims arising under our contractual obligations to indemnify our customers. We have received from time to time, and may receive in the future, claims from third parties asserting that our products or processes infringe their patents or other intellectual property rights. In the event a third party makes a valid intellectual property claim against us and a license is not available to us on commercially reasonable terms, or at all, we could be forced either to redesign or to stop production of products incorporating that intellectual property, and our operating results could be materially and adversely affected. Litigation may be necessary to enforce our patents or other of our intellectual property rights or to defend us against claims of infringement, and this litigation could be costly and divert the attention of our key personnel. We could be subject to warranty or product liability claims that could lead to significant costs and expenses as we defend such claims or pay damage awards. While we maintain product liability insurance, there can be no assurance that such insurance will be available or adequate to protect against all such claims. We may incur costs and expenses relating to a recall of our customers’ products due to an alleged failure of components we supply. See Note 10 in the Notes to our Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q for information concerning certain pending litigation that involves us. An adverse outcome in these matters or other litigation could have a material adverse effect on our consolidated financial position or on our consolidated results of operations or cash flows in the period in which the litigation is resolved.

If we do not retain our key personnel, our ability to execute our business strategy will be limited.
Our continued success depends to a significant extent upon the recruitment and retention of our executive officers and key management and technical personnel, particularly our experienced engineers. The competition for these employees is intense. The loss of the services of one or more of our key personnel could have a material adverse effect on our operating results. In addition, there could be a material adverse effect on our business should the turnover rates for engineers and other key personnel increase significantly or if we are unable to continue to attract qualified personnel. We do not maintain any key person life insurance policy on any of our officers or employees.
To remain competitive, we may need to acquire other companies or purchase or license technology from third parties in order to introduce new products and services or enhance our existing products and services.
An element of our business strategy involves expansion through the acquisitions of businesses, assets, products or technologies that allow us to complement our existing product offerings, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. We may not be able to find businesses that have the technology or resources we need and, if we find such businesses, we may not be able to purchase or license the technology or resources on commercially favorable terms or at all. Acquisitions and technology licenses are difficult to identify and complete for a number of reasons, including the cost of potential transactions, competition among prospective buyers and licensees and the need for regulatory approvals. In order to finance a potential transaction, we may need to raise additional funds by selling our stock or borrowing money. We may not be able to find financing on favorable terms, and the sale of our stock may result in the dilution of our existing shareholders or the issuance of securities with rights that are superior to the rights of our common stockholders. Acquisitions also involve a number of risks, including:
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
We, and many companies in the semiconductor industry, rely on internal manufacturing capacity, wafer fabrication foundries and other sub-contractors in geologically unstable locations around the world. This reliance involves risks associated with the impact of earthquakes on us and the semiconductor industry, including temporary loss of capacity, availability and cost of key raw materials, utilities and equipment and availability of key services including transport of our products worldwide. Any prolonged inability to utilize one of our manufacturing facilities, or those of our subcontractors or third-party wafer fabrication foundries, as a result of fire, natural disaster, unavailability of utilities or otherwise, would have a material adverse effect on our results of operations and financial condition.
We are exposed to business, economic, political, legal and other risks through our significant worldwide operations.
During the first three months of fiscal 2008, approximately 75% of our product revenue was derived from customers in international markets. Although we engage in hedging transactions to reduce our exposure to currency exchange rate fluctuations, there can be no assurance that our competitive position will not be adversely affected by changes in the exchange rate of the United States dollar against other currencies. Potential interest rate increases, as well as high energy costs could have an adverse impact on industrial and consumer spending patterns and could adversely impact demand for our products. We have manufacturing facilities outside the United States in Ireland and the Philippines. In addition to being exposed to the ongoing economic cycles in the semiconductor industry, we are also subject to the economic, political and legal risks inherent in international operations and their impact on the United States economy in general, including the risks associated with ongoing uncertainties and political and economic instability in many countries around the world as well as the economic disruption from acts of terrorism, and the response to them by the United States and its allies. Other business risks associated with international operations include increased managerial complexities, air transportation disruptions, expropriation, currency controls, currency exchange rate movement, additional costs related to foreign taxes, tariffs and freight rate increases, exposure to different business practices and legal standards, particularly with respect to price protection and intellectual property, trade and travel restrictions, pandemics, import and export license requirements and restrictions, difficulties in staffing and managing worldwide operations, and accounts receivable collections.
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
Our industry is subject to increasingly strict environmental regulations that control and restrict the use, transportation, emission, discharge, storage and disposal of certain chemicals used in the manufacturing process. Public attention on environmental controls has increased, and changes in environmental regulations require us to invest in potentially costly remediation equipment or alter the way our products are made. In addition, we use hazardous and other regulated materials that subject us to risks of liability for damages caused by accidental releases, regardless of fault. Any failure to control such materials adequately or to comply with regulatory restrictions could increase our expenses and adversely affect our operating results.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

				Approximate Dollar
			Total Number of	Value of Shares that
			Shares Purchased	May Yet Be
	Total Number of		as Part of Publicly	Purchased Under
	Shares Purchased	Average Price Paid	Announced Plans	the Plans or
Period	(a)	Per Share (b)	or Programs (c)	Programs
November 4, 2007 through December 1, 2007	4,622,580	$32.70	4,622,534	$514,066,889
December 2, 2007 through December 29, 2007	460,938	$31.50	260,860	$505,857,507
December 30, 2007 through February 2, 2008	7,243,858	$27.61	7,243,557	$305,853,822

Total	12,327,376	$29.67	12,126,951	$305,853,822

(a)	Includes 200,425 shares paid to the Company by employees to satisfy employee tax obligations upon vesting of restricted stock or restricted stock units and in connection with the exercise of stock options granted to our employees under our equity compensation plans.

(b)	The average price paid per share of stock repurchased under the stock repurchase program includes the commissions paid to the brokers.

(c)	Repurchased pursuant to the stock repurchase program publicly announced on August 12, 2004. On December 6, 2006, our Board of Directors authorized the repurchase by us of an additional $1 billion of our common stock, increasing the total amount of our common stock we are authorized to repurchase from $2 billion to $3 billion. On June 6, 2007, our Board of Directors authorized the repurchase by us of an additional $1 billion of our common stock, increasing the total amount of our common stock we are authorized to repurchase from $3 billion to $4 billion. Under the repurchase program, we may repurchase outstanding shares of our common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.
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

ANALOG DEVICES, INC.
Date: February 20, 2008	By:	/s/ Jerald G. Fishman
Jerald G. Fishman
President and Chief Executive Officer (Principal Executive Officer)

Date: February 20, 2008	By:	/s/ Joseph E. McDonough
Joseph E. McDonough
Vice President-Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
No.	Description
2.1	Amendment No. 1 to Purchase and Sale Agreement, dated January 11, 2008, among Analog Devices, Inc., various subsidiaries, and MediaTek Inc., incorporated herein by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2008 (File No. 1-7819).

2.2	License Agreement, dated as of January 11, 2008, among Analog Devices, Inc., Analog Devices B.V., MediaTek Inc. and MediaTek Singapore Pte. Ltd., incorporated herein by reference to Exhibit 2.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2008 (File No. 1-7819).

10.1	Description of 2008 Executive Bonus Plan, incorporated herein by reference to Item 5.02(e) in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2008 (File No. 1-7819).

31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

32.1	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).

32.2	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer).