Form 10-Q
period 2008-05-03
ANALOG DEVICES INC
filed 2008-05-20
CIK 6281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 3, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐  NO ☑
     As of May 3, 2008 there were 290,120,570 shares of Common Stock, $0.16 2/3 par value per share, outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(thousands, except per share amounts)

	Three Months Ended
	May 3, 2008	May 5, 2007
Product revenue	$649,340	$597,483
Cost of sales (1)	253,319	236,255

Gross margin	396,021	361,228
Operating expenses:
Research and development (1)	134,653	126,696
Selling, marketing, general and administrative (1)	104,183	90,210
Special charges	—	10,116

	238,836	227,022

Operating income	157,185	134,206
Nonoperating (income) expense:
Interest income	(10,669)	(20,871)
Other, net	114	(10,221)

	(10,555)	(31,092)

Income from continuing operations before income taxes	167,740	165,298

Provision for income taxes	37,848	39,720

Income from continuing operations, net of tax	129,892	125,578

Discontinued operations:
Income (loss) from discontinued operations, net of tax	3,194	(222)

Net income	$133,086	$125,356

Shares used to compute earnings per share — basic	290,389	329,988

Shares used to compute earnings per share — diluted	295,360	338,840

Basic earnings per share from continuing operations	$0.45	$0.38

Basic earnings per share	$0.46	$0.38

Diluted earnings per share from continuing operations	$0.44	$0.37

Diluted earnings per share	$0.45	$0.37

Dividends declared and paid per share	$0.18	$0.18

(1) Includes stock-based compensation expense as follows:
Cost of sales	$1,906	$2,648
Research and development	$6,108	$7,222
Selling, marketing, general and administrative	$4,713	$6,384
See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(thousands, except per share amounts)

	Six Months Ended
	May 3, 2008	May 5, 2007
Product revenue	$1,263,249	$1,188,748
Revenue from one-time IP license	—	35,000

Total revenue	1,263,249	1,223,748
Cost of sales (1)	491,425	462,856

Gross margin	771,824	760,892
Operating expenses:
Research and development (1)	264,192	249,773
Selling, marketing, general and administrative (1)	204,534	192,190
Special charges	—	15,312

	468,726	457,275

Operating income	303,098	303,617
Nonoperating (income) expense:
Interest income	(23,195)	(45,708)
Other, net	287	(17,686)

	(22,908)	(63,394)

Income from continuing operations before income taxes and minority interest	326,006	367,011

Provision for income taxes	74,266	85,199

Minority interest	—	219

Income from continuing operations, net of tax	251,740	282,031

Discontinued operations:
Income (loss) from discontinued operations, net of tax	5,082	(3,448)
Gain on sale of discontinued operations, net of tax	246,983	—

Income (loss) from discontinued operations, net of tax	252,065	(3,448)

Net income	$503,805	$278,583

Shares used to compute earnings per share — basic	294,765	334,343

Shares used to compute earnings per share — diluted	299,810	344,024

Basic earnings per share from continuing operations	$0.85	$0.84

Basic earnings per share	$1.71	$0.83

Diluted earnings per share from continuing operations	$0.84	$0.82

Diluted earnings per share	$1.68	$0.81

Dividends declared and paid per share	$0.36	$0.34

(1) Includes stock-based compensation expense as follows:
Cost of sales	$3,859	$5,558
Research and development	$11,632	$14,960
Selling, marketing, general and administrative	$10,128	$14,372
See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands)

	May 3, 2008	November 3, 2007
Assets

Cash and cash equivalents	$414,361	$424,972
Short-term investments	770,818	656,235
Accounts receivable, net	332,288	323,777
Inventories (1):
Raw materials	13,344	14,655
Work in process	219,160	224,211
Finished goods	86,917	85,507

	319,421	324,373
Deferred tax assets	86,065	111,682
Deferred compensation plan investments	1,185	1,233
Prepaid expenses and other current assets	53,109	50,130
Current assets of discontinued operations	11,122	87,457

Total current assets	1,988,369	1,979,859

Property, plant and equipment, at cost:
Land and buildings	377,554	372,162
Machinery and equipment	1,451,478	1,412,913
Office equipment	76,372	76,684
Leasehold improvements	65,348	62,883

	1,970,752	1,924,642
Less accumulated depreciation and amortization	1,415,322	1,368,567

Net property, plant and equipment	555,430	556,075

Deferred compensation plan investments	34,794	35,210
Other investments	3,126	1,692
Goodwill	258,697	279,469
Intangible assets, net	18,518	24,153
Deferred tax assets	54,571	52,491
Other assets	40,645	43,000
Non-current assets of discontinued operations	62,037	—

Total other assets	472,388	436,015

	$3,016,187	$2,971,949

(1)	Includes $2,563 and $3,371 related to stock-based compensation at May 3, 2008 and November 3, 2007, respectively.
See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands, except share amounts)

	May 3, 2008	November 3, 2007
Liabilities and Shareholders’ Equity

Accounts payable	$100,508	$156,192
Deferred income on shipments to distributors, net	174,349	151,423
Income taxes payable	69,681	65,690
Deferred compensation plan liability	1,185	1,233
Accrued liabilities	171,633	149,360
Current liabilities of discontinued operations	105,601	24,153

Total current liabilities	622,957	548,051

Deferred income taxes	12,995	10,146
Deferred compensation plan liability	34,788	35,320
Other non-current liabilities	41,565	40,291

Total non-current liabilities	89,348	85,757

Commitments and contingencies

Shareholders’ Equity

Preferred stock, $1.00 par value, 471,934 shares authorized, none outstanding	—	—
Common stock, $0.16 2/3 par value, 1,200,000,000 shares authorized, 290,120,570 shares issued and outstanding (303,354,180 on November 3, 2007)	48,354	50,560
Capital in excess of par value	—	—
Retained earnings	2,228,427	2,253,483
Accumulated other comprehensive income	27,101	34,098

Total shareholders’ equity	2,303,882	2,338,141

	$3,016,187	$2,971,949

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(thousands)

	Six Months Ended
	May 3, 2008	May 5, 2007
Cash flows from operating activities:
Net income	$503,805	$278,583
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	71,817	71,328
Amortization of intangibles	5,038	6,869
Stock-based compensation expense	23,322	37,681
Gain on sale of businesses	(246,983)	—
Income tax payments related to gain on sale of businesses	(67,283)	—
Deferred income taxes	(2,847)	(5,318)
Excess tax benefit-stock options	(9,884)	(21,494)
Gain on sale of an investment	—	(7,919)
Minority interest	—	(219)
Other non-cash activity	154	278
Changes in operating assets and liabilities	53,824	86,997

Total adjustments	(172,842)	168,203

Net cash provided by operating activities	330,963	446,786

Cash flows from investing activities:
Purchases of short-term available-for-sale investments	(924,204)	(1,206,340)
Maturities of short-term available-for-sale investments	810,916	1,560,264
Net proceeds from sales of businesses (See Note 12)	399,591	—
Additions to property, plant and equipment	(70,650)	(77,387)
Payments for acquisitions	—	(6,000)
Decrease (increase) in other assets	3,387	(180)
Proceeds from sale of an investment	—	8,003

Net cash provided by investing activities	219,040	278,360

Cash flows from financing activities:
Repurchase of common stock	(524,802)	(697,813)
Liability from common stock repurchases	505	—
Net proceeds from employee stock plans	62,120	78,259
Excess tax benefit-stock options	9,884	21,494
Dividend payments to shareholders	(106,347)	(114,299)

Net cash used for financing activities	(558,640)	(712,359)

Effect of exchange rate changes on cash	(1,974)	1,856

Net (decrease) increase in cash and cash equivalents	(10,611)	14,643
Cash and cash equivalents at beginning of period	424,972	343,947

Cash and cash equivalents at end of period	$414,361	$358,590

See accompanying notes.

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED MAY 3, 2008
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
The Company sold its baseband chipset business and related support operations (Baseband Chipset Business) to MediaTek Inc. and sold its CPU voltage regulation and PC thermal monitoring business to certain subsidiaries of ON Semiconductor Corporation during the first quarter of fiscal 2008. The Company has reflected the financial results of these businesses as discontinued operations in the consolidated statements of income for all periods presented. The assets and liabilities of these businesses are reflected as assets and liabilities of discontinued operations in the consolidated balance sheets as of May 3, 2008 and November 3, 2007. The historical results of operations of these businesses have been segregated from the Company’s consolidated financial statements and are included in income (loss) from discontinued operations, net of tax, in the consolidated statements of income.
The Company has a 52-53 week fiscal year that ends on the Saturday closest to the last day in October. Fiscal 2008 is a 52-week fiscal year and fiscal 2007 was a 53-week fiscal year. The additional week in fiscal 2007 was included in the first quarter ended February 3, 2007. Therefore, the first six months of fiscal 2007 included an additional week of operations as compared to the first six months of fiscal 2008.
Note 2 — Revenue Recognition
Revenue from product sales to customers is generally recognized when title passes, which for shipments to certain foreign countries is subsequent to product shipment. Title for these shipments ordinarily passes within a week of shipment. A reserve for sales returns and allowances for customers is recorded based on historical experience or specific identification of an event necessitating a reserve.
In all regions of the world, the Company defers revenue and the related cost of sales on shipments to distributors until the distributors resell the products to their customers. Sales to distributors are made under agreements that allow distributors to receive price adjustment credits as discussed below and to return qualifying products for credit, as determined by the Company, in order to reduce the amounts of slow-moving, discontinued or obsolete product from their inventory. These agreements limit such returns to a certain percentage of the value of the prior quarter’s shipments to that distributor. In addition, distributors are allowed to return unsold products if the Company terminates the relationship with the distributor.
Distributors are granted price-adjustment credits related to many of their sales to their customers. Price adjustment credits are granted when the distributor’s standard cost (i.e., the Company’s sales price to the distributor) does not provide the distributor with an appropriate margin on its sales to its customers. As distributors negotiate selling prices with their customers, the final sales price agreed to with the customer will be influenced by many factors, including the particular product being sold, the quantity ordered, the particular customer, the geographic location of the distributor, and the competitive landscape. As a result, the distributor may request and receive a price adjustment credit from the Company to allow the distributor to earn an appropriate margin on the transaction.
Distributors are also granted price adjustment credits in the event of a price decrease subsequent to the date the product was shipped and billed to the distributor. Generally, the Company will provide a credit equal to the difference between the price paid by the distributor (less any prior credits on such products) and the new price for the product multiplied by the quantity of such product in the distributor’s inventory at the time of the price decrease.
Given the uncertainties associated with the levels of price adjustment credits to be granted to distributors, the sales price to the distributor is not fixed or determinable until the distributor resells the products to their customers. Therefore, the Company defers revenue recognition from sales to distributors until the distributors have sold the products to their customers.

Title to the inventory transfers to the distributor at the time of shipment or delivery to the distributor, and payment from the distributor is due in accordance with the Company’s standard payment terms. These payment terms are not contingent upon the distributors’ sale of the products to their customers. Upon title transfer to distributors, inventory is reduced for the cost of goods shipped, the margin (sales less cost of sales) is recorded as “deferred income on shipments to distributors, net” and accounts receivable is recorded.
The deferred costs of sales to distributors have historically had very little risk of impairment due to the margins the Company earns on sales of its products and the relatively long life-cycle of the Company’s products. Product returns from distributors that are ultimately scrapped have historically been immaterial. In addition, price protection and price adjustment credits granted to distributors historically have not exceeded the margins the Company earns on sales of its products. The Company continuously monitors the level and nature of product returns and is in continuous contact with the distributors to ensure reserves are established for all known material issues.
As of May 3, 2008 and November 3, 2007, the Company had gross deferred revenue of $274.9 million and $250.6 million, respectively, and gross deferred cost of sales of $100.6 million and $99.2 million, respectively. Deferred income on shipments to distributors increased by $22.9 million in the first six months of fiscal 2008 as a result of the Company’s shipments to its distributors in the first half of fiscal 2008, exceeding the distributors’ first half of fiscal 2008 sales to their end customers.
Shipping costs are charged to cost of sales as incurred.
The Company generally offers a 12-month warranty for its products. The Company’s warranty policy provides for replacement of the defective product. Specific accruals are recorded for known product warranty issues. Product warranty expenses were not material during any of the three- and six-month periods ended May 3, 2008 and May 5, 2007.
Note 3 — Stock-Based Compensation
On October 30, 2005 (the first day of its 2006 fiscal year), the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS 123R) using the modified prospective method as permitted under SFAS 123R. Under this transition method, compensation cost recognized in future periods includes: (a) compensation cost for all share-based payments granted prior to but not yet vested as of October 29, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to October 29, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective method of adoption, the Company’s results of operations and financial position for prior periods have not been restated.

     Grant-Date Fair Value
The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. Information pertaining to the Company’s stock option awards and the related estimated weighted-average assumptions to calculate the fair value of stock options granted during the three- and six-month periods ended May 3, 2008 and May 5, 2007 is as follows:

	Three Months Ended		Six Months Ended
Stock Options	May 3, 2008	May 5, 2007	May 3, 2008	May 5, 2007

Options granted	116	131	5,666	7,540
Weighted-average exercise price	$28.17	$34.74	$29.87	$33.43
Weighted-average grant-date fair value	$7.21	$9.55	$7.90	$9.46
Assumptions:
Weighted-average expected volatility	33.0%	28.9%	32.2%	30.4%
Weighted-average expected term (in years)	5.1	5.1	5.1	5.1
Risk-free interest rate	2.6%	4.6%	3.25%	4.6%
Expected dividend yield	2.56%	2.08%	2.41%	2.15%
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
     Stock-Based Compensation Expense
The Company used the graded attribution method to recognize expense for all stock-based awards prior to the adoption of SFAS 123R. Upon adoption of SFAS 123R on October 30, 2005, the Company changed to the straight-line attribution method to recognize expense for stock-based awards granted after October 29, 2005. The change to the straight-line attribution method was made so that the expense associated with each stock-based award is recognized ratably over the vesting period. The expense associated with the unvested portion of the pre-adoption grants has continued to be expensed using the graded attribution method.
The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock-based award. Based on an analysis of its historical forfeitures, the Company has applied an annual forfeiture rate of 4.3% to all unvested stock-based awards as of May 3, 2008. The rate of 4.3% represents the portion that is expected to be forfeited each year over the vesting period. This analysis will be re-evaluated quarterly and the forfeiture rate adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.
     Stock-Based Compensation Activity
A summary of the activity under the Company’s stock option plans as of May 3, 2008 and changes during the three- and six-month periods then ended is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Options	Average Exercise	Contractual	Intrinsic
Activity during the Three Months Ended May 3, 2008	Outstanding	Price Per Share	Term in Years	Value

Options outstanding at February 2, 2008	80,467	$35.83
Options granted	116	$28.17
Options exercised	(1,961)	$19.23
Options forfeited	(313)	$36.22
Options expired	(4,191)	$42.57

Options outstanding at May 3, 2008	74,118	$35.88	5.2	$195,228

Options exercisable at May 3, 2008	53,195	$36.31	4.1	$174,066

Options vested or expected to vest at May 3, 2008 (1)	72,543	$35.91	5.2	$194,120

(1)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

		Weighted- Average
		Exercise Price Per
Activity during the Six Months Ended May 3, 2008	Options Outstanding	Share

Options outstanding at November 3, 2007	80,158	$35.39
Options granted	5,666	$29.87
Options exercised	(4,866)	$14.08
Options forfeited	(2,152)	$36.49
Options expired	(4,688)	$42.55

Options outstanding at May 3, 2008	74,118	$35.88

During the three and six months ended May 3, 2008, the total intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) was $20.9 million and $76.5 million, respectively, and the total amount of cash received from exercise of these options was $37.7 million and $68.5 million, respectively. The $62.1 million of net proceeds from employee stock plans in the Company’s statement of cash flows is net of the value of shares surrendered by employees to satisfy employee tax obligations upon vesting of restricted stock or restricted stock units and in connection with the exercise of stock options granted to the Company’s employees under the Company’s equity compensation plans. The total grant-date fair value of stock options that vested during the three and six months ended May 3, 2008 was approximately $1.3 million and $75.7 million, respectively.
During the three and six months ended May 5, 2007, the total intrinsic value of options exercised was $81.3 million and $116.4 million, respectively, and the total amount of cash received from exercise of these options was $53.9 million and $78.4 million, respectively. The total grant-date fair value of stock options that vested during the three and six months ended May 5, 2007 was approximately $1.2 million and $38.5 million, respectively.
A summary of the Company’s restricted stock and restricted stock unit award activity as of May 3, 2008 and changes during the three- and six-month periods then ended is presented below:

	Restricted	Weighted-
	Shares and/ or Units	Average Grant Date Fair Value
Activity during the Three Months Ended May 3, 2008	Outstanding	Per Share

Non-vested shares outstanding at February 2, 2008	81	$34.93
Awards and/or units granted	12	$27.93
Restrictions lapsed	(12)	$37.99

Non-vested shares outstanding at May 3, 2008	81	$33.47

	Restricted	Weighted-
	Shares and/ or Units	Average Grant Date Fair Value
Activity during the Six Months Ended May 3, 2008	Outstanding	Per Share

Non-vested shares outstanding at November 3, 2007	79	$34.97
Awards and/or units granted	18	$29.56
Restrictions lapsed	(15)	$36.96
Awards and/or units forfeited	(1)	$31.09

Non-vested shares outstanding at May 3, 2008	81	$33.47

As of May 3, 2008, there was $145.6 million (before tax consideration) of total unrecognized compensation cost related to unvested share-based awards, including stock options, restricted stock and restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.8 years.
Note 4 — Comprehensive Income
Components of comprehensive income include net income and certain transactions that have generally been reported in the consolidated statement of shareholders’ equity and consist of the following:

	Three Months Ended
	May 3, 2008	May 5, 2007
Income from continuing operations, net of tax	$129,892	$125,578

Foreign currency translation adjustments	(3,579)	3,203

Change in unrealized holding (losses) gains (net of taxes of $175 and $853, respectively) on securities classified as short-term investments	(1,149)	1,669

Change in unrealized holding gains (losses) (net of taxes of $1,003 and $33, respectively) on securities classified as other investments	1,863	(61)

Change in unrealized (losses) gains on derivative instruments designated as cash flow hedges	(1,526)	2,233

Foreign currency translation adjustment related to accumulated other comprehensive income — pension plans
Net actuarial gain	40	—

Other comprehensive (loss) income	(4,351)	7,044

Comprehensive income from continuing operations	125,541	132,622

Income (loss) from discontinued operations, net of tax	3,194	(222)

Comprehensive income	$128,735	$132,400

	Six Months Ended
	May 3, 2008	May 5, 2007
Income from continuing operations, net of tax	$251,740	$282,031

Foreign currency translation adjustments	(7,175)	5,053

Change in unrealized holding gains (net of taxes of $201 and $1,970, respectively) on securities classified as short-term investments	1,094	3,649

Change in unrealized holding gains (losses) (net of taxes of $976 and $80, respectively) on securities classified as other investments	1,813	(148)

Change in unrealized (losses) gains on derivative instruments designated as cash flow hedges	(3,011)	3,888

Foreign currency translation adjustment related to accumulated other comprehensive income — pension plans
Transition asset	1	—
Net actuarial gain	281	—

Other comprehensive (loss) income	(6,997)	12,442

Comprehensive income from continuing operations	244,743	294,473

Income (loss) from discontinued operations, net of tax	252,065	(3,448)

Comprehensive income	$496,808	$291,025

The components of accumulated other comprehensive income at May 3, 2008 and November 3, 2007 consisted of the following:

	May 3, 2008	November 3, 2007
Foreign currency translation adjustment	$12,879	$20,054
Unrealized gains (losses) on available-for-sale securities	2,445	(462)
Unrealized gains on derivative instruments	4,308	7,319
Accumulated other comprehensive income — pension plans
Prior service cost	(13)	(13)
Transition asset	29	28
Net actuarial gain	7,453	7,172

Total accumulated other comprehensive income	$27,101	$34,098

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

	Three Months Ended
	May 3, 2008	May 5, 2007
Income from continuing operations, net of tax	$129,892	$125,578
Income (loss) from discontinued operations, net of tax	3,194	(222)

Net income	$133,086	$125,356

Basic shares:
Weighted-average shares outstanding	290,389	329,988

Earnings per share-basic:
Income from continuing operations, net of tax	$0.45	$0.38
Income (loss) from discontinued operations, net of tax	0.01	(0.00)

Net income	$0.46	$0.38

Diluted shares:
Weighted-average shares outstanding	290,389	329,988
Assumed exercise of common stock equivalents	4,971	8,852

Weighted-average common and common equivalent shares	295,360	338,840

Earnings per share-diluted:
Income from continuing operations, net of tax	$0.44	$0.37
Income (loss) from discontinued operations, net of tax	0.01	(0.00)

Net income	$0.45	$0.37

Anti-dilutive common stock equivalents related to outstanding stock options	57,805	52,089

	Six Months Ended
	May 3, 2008	May 5, 2007
Income from continuing operations, net of tax	$251,740	$282,031
Income (loss) from discontinued operations, net of tax	252,065	(3,448)

Net income	$503,805	$278,583

Basic shares:
Weighted-average shares outstanding	294,765	334,343

Earnings per share-basic:
Income from continuing operations, net of tax	$0.85	$0.84
Income (loss) from discontinued operations, net of tax	0.86	(0.01)

Net income	$1.71	$0.83

Diluted shares:
Weighted-average shares outstanding	294,765	334,343
Assumed exercise of common stock equivalents	5,045	9,681

Weighted-average common and common equivalent shares	299,810	344,024

Earnings per share-diluted:
Income from continuing operations, net of tax	$0.84	$0.82
Income (loss) from discontinued operations, net of tax	0.84	(0.01)

Net income	$1.68	$0.81

Anti-dilutive common stock equivalents related to outstanding stock options	57,256	54,320

     Note 6 — Special Charges
     A summary of the Company’s special charges is as follows:

	Closure of Wafer	Reorganization of Product	Consolidation of a	Reduction of
	Fabrication Facility in	Development and Support	Wafer Fabrication	Overhead	Total Special
Income Statement	Sunnyvale	Programs	Facility in Limerick	Infrastructure Costs	Charges

Fiscal 2005 Charges:

Workforce reductions	$20,315	$11,165	$—	$—	$31,480

Total Fiscal 2005 Charges	$20,315	$11,165	$—	$—	$31,480

Fiscal 2006 Charges:

Facility closure costs	$—	$554	$—	$—	$554

Abandonment of equipment	—	459	—	—	459

Other items	—	462	—	—	462

Change in estimate	(2,029)	—	—	—	(2,029)

Workforce reductions	—	2,344	—	—	2,344

Total Fiscal 2006 Charges	$(2,029)	$3,819	$—	$—	$1,790

Fiscal 2007 Charges:

Facility closure costs	$10,288	$—	$—	$—	$10,288

Workforce reductions	—	4,165	13,748	10,711	28,624

Other items	—	859	—	1,637	2,496

Change in estimate	—	(913)	—	—	(913)

Total Fiscal 2007 Charges	$10,288	$4,111	$13,748	$12,348	$40,495

			Consolidation of a	Reduction of
	Closure of Wafer	Reorganization of	Wafer Fabrication	Overhead
	Fabrication Facility in	Product Development	Facility in	Infrastructure	Total Special
Accrued Restructuring	Sunnyvale	and Support Programs	Limerick	Costs	Charges

Balance at November 3, 2007	$4,002	$3,769	$13,748	$11,146	$32,665

Severance payments	(127)	(611)	(179)	(3,053)	(3,970)

Facility closure costs	(446)	(9)	—	—	(455)

Other items	—	(155)	—	(1,199)	(1,354)

Effect of foreign currency translation on accrual	—	24	397	23	444

Balance at February 2, 2008	$3,429	$3,018	$13,966	$6,917	$27,330

Severance payments	(45)	(1,059)	—	(1,910)	(3,014)

Facility closure costs	(451)	(3)	—	—	(454)

Effect of foreign currency translation on accrual	—	3	545	23	571

Balance at May 3, 2008	$2,933	$1,959	$14,511	$5,030	$24,433

Closure of Wafer Fabrication Facility in Sunnyvale
During the fourth quarter of fiscal 2005, the Company recorded a special charge of $20.3 million as a result of a decision to close its California wafer fabrication operations and transfer virtually all of the production of products manufactured there to the Company’s facility in Wilmington, Massachusetts. The charge was for severance and fringe benefit costs that were recorded pursuant to SFAS 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, or SFAS 88, under the Company’s ongoing benefit plan for 339 manufacturing employees and 28 general and administrative employees. The severance benefit was calculated based on length of past service, and employees had to continue to be employed until their employment was involuntarily terminated in order to receive the severance benefit. The Company completed the final cleanup and closure activities associated with this action during the second quarter of fiscal 2007.

In addition to the charge recorded in the fourth quarter of fiscal 2005, the Company recorded additional expense during fiscal 2006, which consisted of $18.3 million of non-cash cost of sales expenses for additional depreciation due to shortened useful lives of certain manufacturing equipment and $2.0 million for stay-on bonuses. The Company reversed approximately $2.0 million of its severance accrual during fiscal 2006 because some employees voluntarily left the Company, other employees found alternative employment within the Company, and there was an over-accrual related to fringe benefits because severance payments, normally paid as income continuance, were paid in lump sum payments, which reduced the benefit costs associated with these payments. The employment of all of the remaining employees included in this action has been terminated by the Company.
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

Fourth Quarter of Fiscal 2007 Special Charges
Consolidation of a Wafer Fabrication Facility in Limerick
During the fourth quarter of fiscal 2007, the Company recorded a special charge of $13.7 million as a result of the Company’s decision to solely use eight-inch technology at its wafer fabrication facility in Limerick. Certain manufacturing processes and products produced on the Limerick facility’s six-inch production line will transition to the existing eight-inch production line in Limerick while others will transition to external foundries. The charge is for severance and fringe benefit costs recorded pursuant to SFAS 88 under the Company’s ongoing benefit plan for 150 manufacturing employees. Production is expected to cease in the six-inch wafer fabrication facility during the first half of fiscal 2009, at which time the employment of the affected employees will be terminated.
As of May 3, 2008, 147 of the 150 employees included in this action were still employed by the Company. These employees must continue to be employed until their employment is involuntarily terminated in order to receive the severance benefit. The Company expects to incur additional closure expenses related to this action of approximately $6 million during fiscal 2009. In accordance with SFAS 146, these costs will be expensed as incurred.
Reduction of Overhead Infrastructure Costs
During the fourth quarter of fiscal 2007, the Company decided to either deemphasize or exit certain businesses or products and focus investments in products and end markets where the Company has better opportunities for profitable growth. In September 2007, the Company entered into a definitive agreement to sell its Baseband Chipset Business. As a result of these decisions, the Company decided to reduce the support infrastructure in manufacturing, engineering and SMG&A to more appropriately reflect the required overhead structure of the Company. Consequently, during the fourth quarter of fiscal 2007, the Company recorded a special charge of $12.3 million, of which $10.7 million was for severance and fringe benefit costs recorded pursuant to SFAS 88 under the Company’s ongoing benefit plan or statutory requirements at foreign locations for 25 manufacturing employees and 127 engineering and selling, marketing, general and administrative employees. The remaining $1.6 million was for contract termination costs related to a license agreement associated with products the Company will no longer develop and for which there is no future alternative use. These actions were substantially completed in the second quarter of fiscal 2008.
As of May 3, 2008, 20 of the 152 employees included in this action were still employed by the Company. These employees must continue to be employed until their employment is involuntarily terminated in order to receive the severance benefit.
Note 7 — Segment Information
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

	Three Months Ended			Three Months Ended
	May 3, 2008			May 5, 2007
		% of			% of
		Total			Total
		Product			Product
	Revenue	Revenue	Y/Y%	Revenue	Revenue
Industrial	$327,879	50%	10%	$297,211	50%
Communications	161,939	25%	20%	134,504	22%
Consumer	129,086	20%	(2%)	131,185	22%
Computer	30,436	5%	(12%)	34,583	6%

Total Product Revenue	$649,340	100%	9%	$597,483	100%

	Six Months Ended			Six Months Ended
	May 3, 2008			May 5, 2007**
		% of			% of
		Total			Total
		Product			Product
	Revenue	Revenue	Y/Y%	Revenue	Revenue
Industrial	$630,081	50%	6%	$596,483	50%
Communications	308,665	24%	19%	258,839	22%
Consumer	261,669	21%	1%	258,845	22%
Computer	62,834	5%	(16%)	74,581	6%

Total Product Revenue	$1,263,249	100%	6%	$1,188,748	100%

Revenue from one-time IP license*	—			35,000

Total Revenue	$1,263,249			$1,223,748

*	During the first quarter of fiscal 2007, the Company recorded revenue of $35 million received in exchange for licensing of certain intellectual property rights to a third party.

**	Fiscal 2008 is a 52-week year and fiscal 2007 was a 53-week year. The additional week in fiscal 2007 was included in the first quarter ended February 3, 2007. Therefore, the first six months of fiscal 2007 included an additional week of operations as compared to the first six months of fiscal 2008.

Revenue Trends by Product Type
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

	Three Months Ended			Three Months Ended
	May 3, 2008			May 5, 2007
		% of			% of
		Total			Total
		Product			Product
	Revenue	Revenue	Y/Y%	Revenue	Revenue
Converters	$297,686	46%	9%	$274,236	46%
Amplifiers	151,419	23%	10%	137,185	23%
Other analog	100,920	16%	1%	99,543	17%

Subtotal analog signal processing	550,025	85%	8%	510,964	86%
Power management & reference	34,701	5%	16%	29,853	5%

Total analog products	$584,726	90%	8%	$540,817	91%

General purpose DSP	58,281	9%	18%	49,447	8%
Other DSP	6,333	1%	(12%)	7,219	1%

Total digital signal processing	$64,614	10%	14%	$56,666	9%

Total Product Revenue	$649,340	100%	9%	$597,483	100%

	Six Months Ended			Six Months Ended
	May 3, 2008			May 5, 2007**
		% of			% of
		Total			Total
		Product			Product
	Revenue	Revenue	Y/Y%	Revenue	Revenue
Converters	$578,767	46%	8%	$537,502	45%
Amplifiers	288,831	23%	5%	274,915	23%
Other analog	200,070	16%	3%	194,982	17%

Subtotal analog signal processing	1,067,668	85%	6%	1,007,399	85%
Power management & reference	68,116	5%	11%	61,379	5%

Total analog products	$1,135,784	90%	6%	$1,068,778	90%

General purpose DSP	113,400	9%	8%	105,147	9%
Other DSP	14,065	1%	(5%)	14,823	1%

Total digital signal processing	$127,465	10%	6%	$119,970	10%

Total Product Revenue	$1,263,249	100%	6%	$1,188,748	100%

Revenue from one-time IP license*	—			35,000

Total Revenue	$1,263,249			$1,223,748

*	During the first quarter of fiscal 2007, the Company recorded revenue of $35 million received in exchange for licensing of certain intellectual property rights to a third party.

**	Fiscal 2008 is a 52-week year and fiscal 2007 was a 53-week year. The additional week in fiscal 2007 was included in the first quarter ended February 3, 2007. Therefore, the first six months of fiscal 2007 included an additional week of operations as compared to the first six months of fiscal 2008.

Revenue Trends by Geographic Region
Product revenue by geographic region, based upon customer location, for the three- and six- month periods ended May 3, 2008 and May 5, 2007 was as follows:

	Three Months Ended		Six Months Ended
Region	May 3, 2008	May 5, 2007	May 3, 2008	May 5, 2007
United States	$131,008	$132,374	$262,753	$281,980
Rest of North and South America	24,127	26,143	45,145	39,770
Europe	174,759	144,602	331,466	289,794
Japan	128,247	127,459	252,483	245,871
China	99,431	76,312	180,726	146,099
Rest of Asia	91,768	90,593	190,676	185,234

Total Product Revenue	$649,340	$597,483	$1,263,249	$1,188.748

The predominant countries comprising “Rest of North and South America” are Canada and Mexico. The predominant countries comprising European operations are Germany, France and the United Kingdom. The predominant country comprising “Rest of Asia” is Korea.
Note 8 — Goodwill and Intangible Assets
Goodwill
The Company evaluates goodwill for impairment annually as well as whenever events or changes in circumstances suggest that the carrying value of goodwill may not be recoverable. Because the Company has one reporting segment under SFAS 142, the Company utilizes the entity-wide approach for assessing goodwill for impairment and compares its market value to its net book value to determine if an impairment exists. No impairment of goodwill resulted from the Company’s most recent evaluation of goodwill for impairment, which occurred in the fourth quarter of fiscal 2007. No impairment of goodwill resulted in any of the fiscal periods presented. The Company’s next annual impairment assessment will be made in the fourth quarter of fiscal 2008 unless indicators arise that would require the Company to reevaluate goodwill at an earlier date. The following table presents the changes in goodwill during the first six months of fiscal 2008 and the fiscal year ended November 3, 2007:

	Six Months	Fiscal Year
	Ended	Ended
	May 3, 2008	November 3,
		2007
Balance at beginning of period	$279,469	$256,209
Acquisition of TTPCom assets(1)	—	4,273
Acquisition of Integrant Technologies(2)	—	13,282
Goodwill allocated to sale of businesses (3)	(12,649)	—
Foreign currency translation adjustment	(8,123)	5,705

Balance at end of period	$258,697	$279,469

(1)	The Company paid its final milestone related to this acquisition in the second quarter of fiscal 2007.

(2)	The Company completed the final purchase accounting for this transaction during the first quarter of fiscal 2007, which resulted in an additional $5.6 million of goodwill. The Company also purchased additional outstanding minority shares related to this acquisition during fiscal 2007, which resulted in an additional $7.7 million of goodwill.

(3)	The Company allocated $12.6 million of goodwill in connection with the sale of its Baseband Chipset Business to MediaTek Inc. and the sale of its CPU voltage regulation and PC thermal monitoring business to ON Semiconductor Corporation.

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
Intangible assets, which will continue to be amortized, consisted of the following:

	May 3, 2008		November 3, 2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Technology-based	$42,005	$26,096	$43,626	$23,303
Tradename	1,622	1,535	1,687	1,403
Customer Relationships	5,746	3,291	5,798	2,470
Other	6,563	6,496	6,582	6,364

Total	$55,936	$37,418	$57,693	$33,540

Intangible assets acquired prior to the third quarter of fiscal 2006 continue to be amortized on a straight-line basis over their estimated useful lives, which range from five to ten years. The intangible assets acquired during fiscal 2006 are being amortized over their estimated useful lives of two to five years using an accelerated method of amortization that is expected to reflect the estimated pattern of economic use. The remaining amortization expense will be recognized over a weighted-average period of approximately 1.5 years. Amortization expense was $2.6 million and $2.2 million for the three-month periods ended May 3, 2008 and May 5, 2007, respectively, and $5.0 million and $4.7 million for the six-month periods ended May 3, 2008 and May 5, 2007, respectively.
The Company expects amortization expense for these intangible assets to be:

Fiscal	Amortization
Year	Expense
Remainder of 2008	$4,234
2009	$7,140
2010	$4,639
2011	$2,332
2012	$173

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
Net periodic pension cost of non-U.S. plans is presented in the following table:

	Three Months Ended
	May 3, 2008	May 5, 2007
Service cost	$2,469	$2,759
Interest cost	2,637	2,212
Expected return on plan assets	(3,173)	(2,384)
Amortization of prior service cost	2	2
Amortization of initial net asset	(11)	(9)
Amortization of net loss	48	203

Net periodic pension cost	$1,972	$2,783

	Six Months Ended
	May 3, 2008	May 5, 2007
Service cost	$4,858	$5,468
Interest cost	5,179	4,453
Expected return on plan assets	(6,229)	(4,811)
Amortization of prior service cost	4	4
Amortization of initial net asset	(22)	(17)
Amortization of net loss	99	399

Net periodic pension cost	$3,889	$5,496

Pension contributions of $2.3 million and $4.5 million were made by the Company during the three and six months ended May 3, 2008. The Company presently anticipates contributing an additional $4.1 million to fund its defined benefit pension plans in fiscal year 2008 for a total of $8.6 million.
Note 10 — Commitments and Contingencies
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
At all times since receiving notice of this inquiry, the Company has cooperated with the SEC. In November 2005, the Company and its President and CEO, Mr. Jerald G. Fishman, made an offer of settlement to the Staff of the SEC. The settlement was submitted to the Commission for approval, and the Company expects the resolution of this matter in the near future.
The SEC’s inquiry focused on two separate issues. The first issue concerned the Company’s disclosure regarding grants of options to employees and directors prior to the release of favorable financial results. Specifically, the issue related to options granted to employees (including officers) of the Company on November 30, 1999 and to employees (including officers) and directors of the Company on November 10, 2000. The Staff of the SEC has indicated that, in the settlement, the Commission will not charge the Company or Mr. Fishman with any violation of law with respect to this issue.

The second issue concerned the grant dates for options granted to employees (including officers) in 1998 and 1999, and the grant date for options granted to employees (including officers) and directors in 2001. Specifically, the settlement will conclude that the appropriate grant date for the September 4, 1998 options should have been September 8th (which is one trading day later than the date that was used to price the options); the appropriate grant date for the November 30, 1999 options should have been November 29th (which is one trading day earlier than the date that was used); and the appropriate grant date for the July 18, 2001 options should have been July 26th (which is five trading days after the original date).
In connection with the settlement, the Company will consent to a cease-and-desist order under Section 10(b) of the Securities Exchange Act and Rule 10b-5 thereunder, pay a civil money penalty of $3 million, and reprice options granted to Mr. Fishman in certain years. Options granted to all others will not be affected. Mr. Fishman will consent to a cease-and-desist order under Sections 17(a)(2) and (3) of the Securities Act, pay a civil money penalty of $1 million, and make a disgorgement payment with respect to options granted in 1998. With the exception of options granted in 1998, Mr. Fishman has not exercised or sold any of the options identified in this matter. The Company and Mr. Fishman will settle this matter without admitting or denying the Commission’s findings.
The Company has determined that no restatement of its historical financial results will be necessary due to the settlement.
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
Note 11 — Common Stock Repurchase
The Company’s common stock repurchase program has been in place since August 2004. In the aggregate, the Board of Directors has authorized the Company to repurchase $4 billion of the Company’s common stock under the program. Under the program, the Company may repurchase outstanding shares of its common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of the Company’s Board of Directors, the repurchase program will expire when the Company has repurchased all shares authorized under the program. The Company repurchased approximately 5.8 million shares for approximately $165.4 million during the second quarter of fiscal 2008. As of May 3, 2008, the Company had repurchased a total of approximately 113.0 million shares of its common stock for approximately $3.9 billion under this program and an additional $140.4 million remains under the current authorized program. The repurchased shares are held as authorized but unissued shares of common stock. The Company also from time to time repurchases shares in settlement of employee tax withholding obligations due upon the vesting of restricted stock or restricted stock units, or the exercise of stock options.
Note 12 — Discontinued Operations
On November 8, 2007, the Company entered into a purchase and sale agreement with certain subsidiaries of ON Semiconductor Corporation to sell the Company’s CPU voltage regulation and PC thermal monitoring business which consists of core voltage regulator products for the central processing unit in computing and gaming applications and temperature sensors and fan-speed controllers for managing the temperature of the central processing unit. During the first quarter of fiscal 2008, the Company completed the sale of this business for net cash proceeds of $138 million, which was net of other cash payments of approximately $1.4 million. The Company made the final additional cash payments of approximately $2.2 million in the second quarter of fiscal 2008. The Company recorded a pre-tax gain in the first quarter of fiscal 2008 of $78 million, or $43 million net of tax, which is recorded as a gain on sale of discontinued operations. Additionally, the Company entered into a one-year manufacturing supply agreement with a subsidiary of ON Semiconductor Corporation for an additional $37 million. The Company has allocated the proceeds from this arrangement based on the fair value of the two elements of this transaction: 1) the sale of a business and 2) the obligation to manufacture product for a one-year period. As a result, $85 million was recorded as a liability related to the manufacturing supply agreement, of which approximately $55 million was outstanding as of May 3, 2008. The liability is included in current liabilities of discontinued operations on the Company’s condensed consolidated balance sheet. The Company will record the revenue associated with this manufacturing supply agreement in discontinued operations over the next eight months. As a result, the Company has classified inventory for these arrangements as current assets of discontinued operations. The Company may receive additional proceeds of up to $7.5 million, currently held in escrow, upon the resolution of certain contingent items, which would be recorded as additional gain from the sale of discontinued operations.
In September 2007, the Company entered into a definitive agreement to sell its Baseband Chipset Business to MediaTek Inc. The decision to sell the Baseband Chipset Business was due to the Company’s decision to focus its resources in areas where its signal processing expertise can provide unique capabilities and earn superior returns. On January 11, 2008, the Company completed the sale of its Baseband Chipset Business for net cash proceeds of $269 million. The cash proceeds received were net of a refundable withholding tax of $62 million and other cash payments of approximately $9 million. The Company made additional cash payments of $4.8 million during the second quarter of fiscal 2008 and expects to make additional cash payments of approximately $5.6 million over the next three months, primarily related to retention payments to employees that transferred to MediaTek Inc. The Company recorded a pre-tax gain in the first quarter of fiscal 2008 of $278 million, or $204 million net of tax, which is recorded as a gain on sale of discontinued operations. The Company may receive additional proceeds of up to $10 million, currently held in escrow, upon the resolution of certain contingent items, which would be recorded as additional gain from the sale of discontinued operations.
During the second quarter of fiscal 2008, the Company made a $67.3 million income tax payment related to the gain on the sale of these businesses. This tax payment is reflected in the statement of cash flows as a decrease in net cash provided by operating activities. Under SFAS No. 95, Statement of Cash Flows, all income tax payments are included in determining net cash flow from operating activities but the cash received from the sale of the businesses must be reported as an investing cash flow.
The Company will receive additional amounts under various transition service agreements entered into in connection with these dispositions over the next three quarters. The transition service agreements include manufacturing, engineering support and certain human resource services and information technology systems support. The Company has evaluated the nature of the transition services and has concluded the services will be primarily completed within the one-year assessment period and the Company does not have the ability to exert significant influence over the disposed businesses’ operating and financial policies. Accordingly, the Company has concluded that it does not have a significant continuing involvement with the disposed businesses and has presented the disposition of these businesses as discontinued operations pursuant to SFAS 144.
The following amounts related to the CPU voltage regulation and PC thermal monitoring and Baseband Chipset businesses have been segregated from continuing operations and reported as discontinued operations and also include the revenue and costs of services provided under the manufacturing supply agreement.

	Three Months Ended
	May 3, 2008	May 5, 2007
Total revenue	$21,130	$71,649
Cost of sales	19,555	51,236
Operating expenses:
Research and development	181	19,993
Selling, marketing, general and administrative	258	2,835

Income (loss) before income taxes	1,136	(2,415)

Benefit from income taxes	(2,058)	(2,193)

Income (loss) from discontinued operations, net of tax	$3,194	$(222)

	Six Months Ended
	May 3, 2008	May 5, 2007
Total revenue	$68,493	$136,998
Cost of sales	52,538	99,232
Operating expenses:
Research and development	12,505	40,807
Selling, marketing, general and administrative	2,001	5,536
Gain on sale of discontinued operations	(356,016)	—

Income (loss) before income taxes	357,465	(8,577)

Provision for (benefit from) income taxes	105,400	(5,129)

Income (loss) from discontinued operations, net of tax	$252,065	$(3,448)

	May 3, 2008	November 3, 2007
Accounts receivable, net	$—	$34,575
Inventory	11,122	37,602
Property, plant and equipment, net	—	7,360
Intangibles, net	—	7,920

Total assets reclassified to current assets of discontinued operations	$11,122	$87,457

Refundable foreign withholding tax	$62,037	$—

Total assets reclassified to non-current assets of discontinued operations	$62,037	$—

Accounts payable	$2,727	$14,011
Income taxes payable	41,041	—
Deferred income on shipments to distributors	—	966
Liabilities associated with a manufacturing supply agreement	55,324	—
Accrued liabilities	6,509	9,176

Total liabilities reclassified to current liabilities of discontinued operations	$105,601	$24,153

Note 13 — Income Taxes
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
On November 4, 2007 (the first day of its 2008 fiscal year), the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 differs from the prior standards in that it requires companies to determine whether it is “more likely than not” that a tax position will be sustained by the appropriate taxing authorities before any benefit can be recorded in the financial statements. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. There were no changes to the Company’s liabilities for uncertain tax positions as a result of the adoption of FIN 48. As of May 3, 2008, the Company had $11.2 million of liabilities related to tax contingencies. In accordance with FIN 48, these liabilities are classified as non-current, and included in other non-current liabilities, because the Company believes that the ultimate payment or settlement of these liabilities will not occur within the next twelve months. Prior to the adoption of FIN 48, these amounts were included in current income tax payable. The $11.2 million liability for uncertain tax positions as of May 3, 2008 included $5.5 million for interest and penalties. If these tax positions were settled in the Company’s favor, these liabilities would be reversed and lower the Company’s effective tax rate in the period recorded. The Company includes interest and penalties related to unrecognized tax benefits within the provision for taxes in the condensed consolidated statements of income, and as a result, no change in classification was made upon adopting FIN 48. The condensed consolidated statement of income for the three- and six-month periods ended May 3, 2008 includes $0.2 million and $0.4 million, respectively, of interest and penalties related to these uncertain tax positions. Due to the complexity associated with its tax uncertainties, the Company cannot make a reasonably reliable estimate as to the period in which it expects to settle the liabilities associated with these uncertain tax positions.
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
During fiscal 2006, the IRS invited the Company to participate in the Compliance Assurance Process (CAP), which is a voluntary pilot program the IRS is conducting for a limited number of large business taxpayers. The objective of CAP is to reduce taxpayer burden associated with IRS audits while assuring the IRS of the accuracy of tax returns prior to filing. The Company participated in CAP for fiscal 2006 and 2007. Under the program, the IRS is expected to contemporaneously work with the Company to achieve federal tax compliance and resolve issues prior to the filing of a tax return. CAP is designed to eliminate or substantially reduce the need for post-filing examinations of future tax returns. For fiscal 2006, the IRS has completed the CAP but has not issued its final report. The IRS and the Company have agreed on the treatment of a number of issues that have been included in an Issue Resolutions Agreement related to the 2006 tax return. However, no agreement was reached on the tax treatment of a number of issues, including the same R&D credit and foreign manufacturing issues mentioned above related to fiscal 2004 and 2005. The IRS has also indicated it plans to audit the pricing of intercompany sales (transfer pricing), and this audit is in its initial phase. The Company has not provided for any additional taxes in respect of the examination of the fiscal 2006 return. The CAP is still underway for fiscal 2007. The Company has not prepared its tax return for fiscal 2007, and the IRS has not issued a report for fiscal 2007.
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
Note 14 — New Accounting Standards
     Derivative Instruments and Hedging Activities
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires entities to provide enhanced disclosures about how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact, if any, that SFAS 161 may have on the Company’s financial condition and results of operations. The adoption of SFAS 161 will change the Company’s disclosures for derivative instruments and hedging activities beginning in the second quarter of fiscal year 2009.
     Business Combinations
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141(R)). SFAS 141(R) requires an acquiring entity in a business combination to recognize the assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at their fair value on the acquisition date. It further requires that acquisition-related costs and restructuring costs be recognized separately from the acquisition. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008.  The Company is currently evaluating the impact, if any, that SFAS 141 (R) may have on the Company’s financial condition and results of operations. The adoption of SFAS 141(R) will change the Company’s accounting treatment for business combinations on a prospective basis beginning in the first quarter of fiscal year 2010.
     Noncontrolling Interests
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160).  SFAS 160 clarifies that a noncontrolling or minority interest in a subsidiary is considered an ownership interest and, accordingly, requires all entities to report such interests in subsidiaries as equity in the consolidated financial statements.  SFAS 160 is effective for fiscal years beginning after December 15, 2008 which is the Company’s fiscal year 2010.  The Company is currently evaluating the impact, if any, that SFAS 160 may have on the Company’s financial condition and results of operations.
     Fair Value Measurements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard also provides for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value. This standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for fiscal years beginning after November 15, 2007, which is the Company’s fiscal year 2009. The Company is currently evaluating the impact, if any, that SFAS 157 may have on the Company’s financial condition and results of operations.
     Accounting for Financial Assets and Financial Liabilities
In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007, which is the Company’s fiscal year 2009. The Company is currently evaluating the impact, if any, that SFAS 159 may have on the Company’s financial condition and results of operations.

Note 15 — Subsequent Events
A significant portion of the Company’s cash and short term investments balance is currently held outside the United States in various foreign subsidiaries. As the Company intends to reinvest certain of its foreign earnings indefinitely, this cash is not available to meet certain of the Company’s cash requirements in the United States, including for cash dividends and common stock repurchases. The Company entered into a five-year $165 million unsecured revolving credit facility with certain institutional lenders on May 12, 2008 in order to supplement its occasional cash requirements in the United States. To date, the Company has not borrowed under this credit facility but the Company may borrow in the future and use the proceeds to support commercial paper issuance, for stock repurchases, dividend payments, acquisitions, capital expenditures, working capital and other lawful corporate purposes. Any advances under this credit agreement will accrue interest at rates that are equal to LIBOR plus a margin that is based on the Company’s leverage ratio. The terms of this facility also include financial covenants that require the Company to maintain a minimum interest coverage ratio and not exceed a maximum leverage ratio. The terms of the facility also impose restrictions on the Company’s ability to undertake certain transactions, to create certain liens on assets and to incur certain subsidiary indebtedness.
On May 19, 2008, the Company’s Board of Directors declared a cash dividend of $0.20 per outstanding share of common stock. The dividend will be paid on June 18, 2008 to all shareholders of record at the close of business on May 30, 2008.

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
We sold our baseband chipset business and related support operations, or Baseband Chipset Business, to MediaTek Inc. and sold our CPU voltage regulation and PC thermal monitoring business to certain subsidiaries of ON Semiconductor Corporation during the first quarter of fiscal 2008. We have reflected the financial results of these businesses as discontinued operations in the consolidated statements of income for all periods presented. The assets and liabilities related to these businesses are reflected as assets and liabilities of discontinued operations in the consolidated balance sheets as of May 3, 2008 and November 3, 2007. The historical results of operations of these businesses have been segregated from our consolidated financial statements and are included in income (loss) from discontinued operations, net of tax in the consolidated statements of income. Unless otherwise noted, this Management’s Discussion and Analysis relates only to financial results from continuing operations.
Results of Operations
(all tabular amounts in thousands except per share amounts and percentages)
Overview

	Three Months Ended		Six Months Ended
	May 3, 2008	May 5, 2007	May 3, 2008	May 5, 2007
Total revenue	$649,340	$597,483	$1,263,249	$1,223,748
Gross margin %	61.0%	60.5%	61.1%	62.2%
Income from continuing operations, net of tax	$129,892	$125,578	$251,740	$282,031
Income from continuing operations, net of tax as a % of total revenue	20.0%	21.0%	19.9%	23.0%
Diluted EPS from continuing operations	$0.44	$0.37	$0.84	$0.82
Diluted EPS	$0.45	$0.37	$1.68	$0.81
Fiscal 2008 is a 52-week year and fiscal 2007 was a 53-week year. The additional week in fiscal 2007 was included in the first quarter ended February 3, 2007. Therefore, the first six months of fiscal 2007 included an additional week of operations as compared to the first six months of fiscal 2008.

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

	Three Months Ended			Three Months Ended
	May 3, 2008			May 5, 2007
		% of			% of
		Total			Total
		Product			Product
	Revenue	Revenue	Y/Y%	Revenue	Revenue
Industrial	$327,879	50%	10%	$297,211	50%
Communications	161,939	25%	20%	134,504	22%
Consumer	129,086	20%	(2%)	131,185	22%
Computer	30,436	5%	(12%)	34,583	6%

Total Product Revenue	$649,340	100%	9%	$597,483	100%

	Six Months Ended			Six Months Ended
	May 3, 2008			May 5, 2007**
		% of			% of
		Total			Total
		Product			Product
	Revenue	Revenue	Y/Y%	Revenue	Revenue
Industrial	$630,081	50%	6%	$596,483	50%
Communications	308,665	24%	19%	258,839	22%
Consumer	261,669	21%	1%	258,845	22%
Computer	62,834	5%	(16%)	74,581	6%

Total Product Revenue	$1,263,249	100%	6%	$1,188,748	100%

Revenue from one-time IP license*	—			35,000

Total Revenue	$1,263,249			$1,223,748

*	During the first quarter of fiscal 2007, we recorded revenue of $35 million received in exchange for licensing of certain intellectual property rights to a third party.

**	Fiscal 2008 is a 52-week year and fiscal 2007 was a 53-week year. The additional week in fiscal 2007 was included in the first quarter ended February 3, 2007. Therefore, the first six months of fiscal 2007 included an additional week of operations as compared to the first six months of fiscal 2008.
Industrial — The year-to-year increases in both the three- and six-month periods were primarily the result of revenue growth in products sold into the instrumentation sector of this end market and, to a lesser extent, the automotive sector of the industrial end market. These increases were partially offset by a decline in revenue from the automatic test equipment portion of this end market.
Communications — The year-to-year increases in both the three-and six-month periods were primarily the result of revenue growth in sales of products used in wireless infrastructure applications and products used in mobile devices.
Consumer — The year-to-year decrease in the three-month period was primarily the result of decreased sales of our products used in video game applications and digital home applications, which was partially offset by an increase in sales of our products used in digital cameras. The year-to-year increase in the six-month period was primarily the result of an increase in sales of our products used in digital cameras and advanced televisions, which was partially offset by a decrease in sales of our products used in video game applications and digital home applications.
Computer — The year-to-year decreases in both the three- and six-month periods were primarily the result of broad-based declines in sales of our products into this end market.
Revenue from One-Time IP License — During the first quarter of fiscal 2007, we recorded revenue of $35 million received in exchange for licensing of certain intellectual property rights to a third party.
Revenue Trends by Product Type
The following table summarizes revenue by product categories. The categorization of our products into broad categories is based on the characteristics of the individual products, the specification of the products and in some cases the specific uses that certain products have within applications. This categorization of products is therefore subject to judgment in some cases and can vary over time. In instances where products move between product categories we reclassify the amounts in the product categories for all prior periods. Such reclassifications typically do not materially change the sizing of, or the underlying trends of results within, each product category.

	Three Months Ended			Three Months Ended
	May 3, 2008			May 5, 2007
		% of			% of
		Total			Total
		Product			Product
	Revenue	Revenue	Y/Y%	Revenue	Revenue
Converters	$297,686	46%	9%	$274,236	46%
Amplifiers	151,419	23%	10%	137,185	23%
Other analog	100,920	16%	1%	99,543	17%

Subtotal analog signal processing	550,025	85%	8%	510,964	86%
Power management & reference	34,701	5%	16%	29,853	5%

Total analog products	$584,726	90%	8%	$540,817	91%

General purpose DSP	58,281	9%	18%	49,447	8%
Other DSP	6,333	1%	(12%)	7,219	1%

Total digital signal processing	$64,614	10%	14%	$56,666	9%

Total Product Revenue	$649,340	100%	9%	$597,483	100%

	Six Months Ended			Six Months Ended
	May 3, 2008			May 5, 2007**
		% of			% of
		Total			Total
		Product			Product
	Revenue	Revenue	Y/Y%	Revenue	Revenue
Converters	$578,767	46%	8%	$537,502	45%
Amplifiers	288,831	23%	5%	274,915	23%
Other analog	200,070	16%	3%	194,982	17%

Subtotal analog signal processing	1,067,668	85%	6%	1,007,399	85%
Power management & reference	68,116	5%	11%	61,379	5%

Total analog products	$1,135,784	90%	6%	$1,068,778	90%

General purpose DSP	113,400	9%	8%	105,147	9%
Other DSP	14,065	1%	(5%)	14,823	1%

Total digital signal processing	$127,465	10%	6%	$119,970	10%

Total Product Revenue	$1,263,249	100%	6%	$1,188,748	100%

Revenue from one-time IP license*	—			35,000

Total Revenue	$1,263,249			$1,223,748

*	During the first quarter of fiscal 2007, we recorded revenue of $35 million received in exchange for licensing of certain intellectual property rights to a third party.

**	Fiscal 2008 is a 52-week year and fiscal 2007 was a 53-week year. The additional week in fiscal 2007 was included in the first quarter ended February 3, 2007. Therefore, the first six months of fiscal 2007 included an additional week of operations as compared to the first six months of fiscal 2008.
Our sales increases in the three- and six-month periods in fiscal 2008 as compared to the same periods in fiscal 2007 were the result of a broad-based increase in sales across many of our product categories. The increase in sales of converters and amplifiers was partially attributable to an increase in demand for our products used in the industrial and communications end markets.
Revenue Trends by Geographic Region
Product revenue by geographic region, based upon customer location, for the three- and six-month periods ended May 3, 2008 and May 5, 2007 was as follows:

	Three Months Ended		Six Months Ended
Region	May 3, 2008	May 5, 2007	May 3, 2008	May 5, 2007
United States	$131,008	$132,374	$262,753	$281,980
Rest of North and South America	24,127	26,143	45,145	39,770
Europe	174,759	144,602	331,466	289,794
Japan	128,247	127,459	252,483	245,871
China	99,431	76,312	180,726	146,099
Rest of Asia	91,768	90,593	190,676	185,234

Total Product Revenue	$649,340	$597,483	$1,263,249	$1,188.748

The predominant countries comprising “Rest of North and South America” are Canada and Mexico. The predominant countries comprising European operations are Germany, France and the United Kingdom. The predominant country comprising “Rest of Asia” is Korea.

Gross Margin

	Three Months Ended		Six Months Ended
	May 3, 2008	May 5, 2007	May 3, 2008	May 5, 2007
Gross margin	$396,021	$361,228	$771,824	$760,892
Gross margin %	61.0%	60.5%	61.1%	62.2%
Gross margin percentage was higher by 50 basis points in the second quarter of fiscal 2008 as compared to the second quarter of fiscal 2007 as a result of an increase in sales of products used in the industrial and communications end markets, which earn relatively higher gross margins than our average margin.
Gross margin percentage was lower by 110 basis points in the six months ended May 3, 2008 as compared to the same period of fiscal 2007. Gross margin percentage in the six months ended May 5, 2007 was higher as a result of the recording of $35 million we received in exchange for the licensing of certain intellectual property rights to a third party with no associated cost of sales.
Stock-Based Compensation Expense
During the first quarter of fiscal 2006, on October 30, 2005, we adopted the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, using the modified prospective application method. Compensation cost is calculated on the date of grant using the fair value of the options as calculated using the Black-Scholes option pricing model. As of May 3, 2008, the total compensation cost related to unvested awards not yet recognized in the statement of income was approximately $145.6 million (before tax consideration), which will be recognized over a weighted average period of 1.8 years. See Note 3 in the Notes to our Condensed Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q for further information regarding our adoption of SFAS 123R.
Research and Development

	Three Months Ended		Six Months Ended
	May 3, 2008	May 5, 2007	May 3, 2008	May 5, 2007
R&D expenses	$134,653	$126,696	$264,192	$249,773
R&D expenses as a % of product revenue	20.7%	21.2%	20.9%	21.0%
Research and development, or R&D, expenses increased $8.0 million, or 6%, in the second quarter of fiscal 2008 as compared to the second quarter of fiscal 2007. This increase was primarily the result of higher employee salary, benefit and bonus expenses, which were partially offset by lower employee stock option expense and the savings associated with our restructuring actions.
R&D expenses increased $14.4 million, or 6%, in the first six months of fiscal 2008 as compared to the same period of fiscal 2007. This increase was primarily the result of higher employee salary, benefit and bonus expenses, which was partially offset by one less week of operations in the first quarter of fiscal 2008 than in the first quarter of fiscal 2007, lower employee stock option expense and the savings associated with our restructuring actions.
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

Selling, Marketing, General and Administrative

	Three Months Ended		Six Months Ended
	May 3, 2008	May 5, 2007	May 3, 2008	May 5, 2007
SMG&A expenses	$104,183	$90,210	$204,534	$192,190
SMG&A expenses as a % of product revenue	16.0%	15.1%	16.2%	16.2%
Selling, marketing, general and administrative, or SMG&A, expenses increased $14.0 million, or 15%, in the second quarter of fiscal 2008 as compared to the second quarter of fiscal 2007. This increase was primarily the result of a litigation settlement of $8.5 million that we received in the second quarter of fiscal 2007 for the reimbursement of legal expenses. In addition, employee salary, benefit and bonus expenses were higher in the second quarter of fiscal 2008 as compared to the second quarter of fiscal 2007 and were partially offset by lower employee stock option expense.
SMG&A expenses increased $12.3 million, or 6%, in the first six months of fiscal 2008 as compared to the first six months of fiscal 2007. This increase was primarily the result of a litigation settlement of $8.5 million that we received in the second quarter of fiscal 2007 for the reimbursement of legal expenses. In addition, employee salary, benefit and bonus expenses were higher in the first six months of fiscal 2008 as compared to the first six months of fiscal 2007 and were partially offset by lower employee stock option expense and one less week of operations in the first quarter of fiscal 2008.
Special Charges
     Closure of Wafer Fabrication Facility in Sunnyvale
During the fourth quarter of fiscal 2005, we recorded a special charge of $20.3 million as a result of a decision to close our California wafer fabrication operations and transfer virtually all of the production of products manufactured there to our facility in Wilmington, Massachusetts. The charge was for severance and fringe benefit costs that were recorded pursuant to SFAS 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, or SFAS 88, under our ongoing benefit plan for 339 manufacturing employees and 28 general and administrative employees. The severance benefit was calculated based on length of past service, and employees had to continue to be employed until their employment was involuntarily terminated in order to receive the severance benefit. We completed the final cleanup and closure activities associated with this action during the second quarter of fiscal 2007.
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
During the second quarter of fiscal 2007, we recorded an additional special charge of $3.4 million related to this reorganization action. Approximately $3.2 million related to the severance and fringe benefit costs recorded pursuant to SFAS 88 under our ongoing benefit plan or minimum statutory requirements at foreign locations for 20 engineering and selling, marketing, general and administrative employees. The remaining $0.2 million of this charge was for lease obligation costs for a facility we ceased using during the second quarter of fiscal 2007.
During the fourth quarter of fiscal 2007, we reversed approximately $0.9 million of our severance accrual because some employees voluntarily left the company and other employees found alternative employment within the company, and were therefore no longer entitled to severance payments.
The employment of all employees included in this action has been terminated and amounts owed to employees for severance are being paid out as income continuance. We do not expect to incur any further charges related to this reorganization action. These organizational changes, which were fully implemented in the fourth quarter of fiscal 2007, have resulted in savings of approximately $30 million per year. These annual savings include: approximately $17 million in R&D expenses, approximately $10 million in SMG&A expenses and approximately $3 million in cost of sales. As this action was completed during fiscal 2007, a portion of these savings are reflected in our results for fiscal 2007 and for the first six months of fiscal 2008.
Fourth Quarter of Fiscal 2007 Special Charges
     Consolidation of a Wafer Fabrication Facility in Limerick
During the fourth quarter of fiscal 2007, we recorded a special charge of $13.7 million as a result of our decision to solely use eight-inch technology at our wafer fabrication facility in Limerick. Certain manufacturing processes and products produced on the Limerick facility’s six-inch production line will transition to our existing eight-inch production line in Limerick while others will transition to external foundries. The charge is for severance and fringe benefit costs recorded pursuant to SFAS 88 under our ongoing benefit plan for 150 manufacturing employees. Production is expected to cease in the six-inch wafer fabrication facility during the first half of 2009, at which time the employment of the affected employees will be terminated. These employees must continue to be employed until their employment is involuntarily terminated in order to receive the severance benefit. We expect to incur additional expenses related to this action during fiscal year 2009 of approximately $6 million related to additional closure costs. In accordance with SFAS 146, these costs will be expensed as incurred. As of May 3, 2008, 147 of the 150 employees included in this cost reduction action were still employed by us. These employees must continue to be employed until their employment is involuntarily terminated in order to receive the severance benefit. The closure of this facility is estimated to result in annual cost savings of approximately $25 million per year, expected to start during the second quarter of fiscal 2009. These annual savings will be in cost of sales, of which approximately $1 million relates to non-cash depreciation savings.

     Reduction of Overhead Infrastructure Costs
During the fourth quarter of fiscal 2007, we decided to either deemphasize or exit certain businesses or products and focus investments in products and end markets where we have better opportunities for profitable growth. In September 2007, we entered into a definitive agreement to sell our Baseband Chipset Business. As a result, we decided to reduce the support infrastructure in manufacturing, engineering and SMG&A to more appropriately reflect our required overhead structure. Consequently, during the fourth quarter of fiscal 2007, we recorded a special charge of $12.3 million, of which $10.7 million was for severance and fringe benefit costs recorded pursuant to SFAS 88 under our ongoing benefit plan or statutory requirements at foreign locations for 25 manufacturing employees and 127 engineering and selling, marketing, general and administrative employees. The remaining $1.6 million was for contract termination costs related to a license agreement associated with products we will no longer develop and for which there is no future alternative use. As of May 3, 2008, 20 of the 152 employees included in this cost reduction action were still employed by us. These employees must continue to be employed until their employment is involuntarily terminated in order to receive the severance benefit. These cost reduction actions, which were substantially completed in the second quarter of fiscal 2008, are expected to result in savings of approximately $15 million per year. These savings are expected to be realized as follows: approximately $7 million in R&D expenses, approximately $6 million in SMG&A expenses and approximately $2 million in cost of sales. A portion of these savings is reflected in our results for the first six months of fiscal 2008.
Operating Income from Continuing Operations

	Three Months Ended		Six Months Ended
	May 3, 2008	May 5, 2007	May 3, 2008	May 5, 2007
Operating income from continuing operations	$157,185	$134,206	$303,098	$303,617
Operating income from continuing operations as a % of total revenue	24.2%	22.5%	24.0%	24.8%
The $23.0 million increase in operating income from continuing operations in the second quarter of fiscal 2008 as compared to the second quarter of fiscal 2007 was primarily the result of an increase in revenue of $51.9 million and a 50 basis point increase in gross margin percentage. This increase in operating income from continuing operations was partially offset by an increase in operating expenses as more fully described above under the headings Research and Development and Selling, Marketing, General and Administrative.
The $0.5 million decrease in operating income from continuing operations in the first six months of fiscal 2008 as compared to the same period of fiscal 2007 was primarily because the first six months of fiscal 2007 included $35 million in non-product revenue that we received in exchange for the licensing of certain intellectual property rights to a third party with no associated cost of sales, and an $11.5 million increase in operating expenses as more fully described above under the headings Research and Development and Selling, Marketing, General and Administrative. These decreases in operating income from continuing operations were partially offset by the impact of a $74.5 million increase in product revenue in the first six months of fiscal 2008 as compared to the same period of fiscal 2007.
Nonoperating (Income) Expense

	Three Months Ended		Six Months Ended
	May 3, 2008	May 5, 2007	May 3, 2008	May 5, 2007
Interest income	$(10,669)	$(20,871)	$(23,195)	$(45,708)
Other expense (income), net	114	(10,221)	287	(17,686)

Total nonoperating income	$(10,555)	$(31,092)	$(22,908)	$(63,394)

Nonoperating income was lower by $20.5 million in the second quarter of fiscal 2008 as compared to the second quarter of fiscal 2007 primarily due to the $10.5 million we received in the second quarter of 2007 as part of a litigation settlement. Additionally, lower interest rates and, to a lesser extent, lower invested cash balances in the second quarter of fiscal 2008 as compared to the second quarter of fiscal 2007 contributed to the decrease.

Nonoperating income was lower by $40.5 million in the first six months of fiscal 2008 as compared to the same period of fiscal 2007 primarily as a result of lower invested cash balances and, to a lesser extent, lower interest rates in the first six months of fiscal 2008 as compared to the first six months of fiscal 2007. The first six months of fiscal 2007 also included $10.5 million we received as part of a litigation settlement and a $7.9 million gain from the sale of an investment.
Provision for Income Taxes

	Three Months Ended		Six Months Ended
	May 3, 2008	May 5, 2007	May 3, 2008	May 5, 2007
Provision for income taxes	$37,848	$39,720	$74,266	$85,199
Effective income tax rate	22.6%	24.0%	22.8%	23.2%
Our effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where our income is earned. Our effective tax rate for the second quarter of fiscal 2008 was lower by 140 basis points compared to our effective tax rate for the second quarter of fiscal 2007. The decrease was primarily the result of the inclusion in the second quarter of fiscal 2007 of $19 million we received from a settlement of litigation, which was taxed at the higher U.S. tax rate.
Our effective tax rate for the first six months of fiscal 2008 was lower by 40 basis points compared to our effective tax rate for the first six months of fiscal 2007. This decrease was primarily the result of a tax expense recorded in the first quarter of fiscal 2007 upon the finalization of the accounting for a 2006 acquisition and the following transactions in the first six months of fiscal 2007, which were taxed at the higher U.S. tax rate: the one-time receipt of $35 million associated with the licensing of intellectual property to a third party, $19 million we received from a settlement of litigation and the $7.9 million gain on the sale of an investment. These items, which had the effect of increasing the 2007 tax rate, were partially offset by a $9.9 million cumulative adjustment related to the application of the U.S. federal research and development tax credit to a portion of our fiscal 2006 results. Additionally, this credit that was available during fiscal 2007 expired during the first quarter of fiscal 2008.
Income from Continuing Operations, net of tax

	Three Months Ended		Six Months Ended
	May 3, 2008	May 5, 2007	May 3, 2008	May 5, 2007
Income from continuing operations, net of tax	$129,892	$125,578	$251,740	$282,031
Income from continuing operations, net of tax as a % of total revenue	20.0%	21.0%	19.9%	23.0%
Diluted EPS from continuing operations	$0.44	$0.37	$0.84	$0.82
Income from continuing operations, net of tax, in the second quarter of fiscal 2008 was higher than in the second quarter of fiscal 2007 by approximately $4.3 million primarily as a result of the $23.0 million increase in operating income and a lower provision for income taxes in the second quarter of fiscal 2008 from continuing operations that was partially offset by the $20.5 million decrease in nonoperating income.
Income from continuing operations, net of tax, in the first six months of fiscal 2008 was lower than in the first six months of fiscal 2007 by approximately $30.3 million primarily as a result of a $40.5 million decrease in nonoperating income that was partially offset by a lower provision for income taxes in the first six months of fiscal 2008.

Discontinued Operations

	Three Months Ended		Six Months Ended
	May 3, 2008	May 5, 2007	May 3, 2008	May 5, 2007
Income (loss) from discontinued operations, net of tax	$3,194	$(222)	$5,082	$(3,448)
Gain on sale of discontinued operations, net of tax	—	—	246,983	—

Income (loss) from discontinued operations, net of tax	$3,194	$(222)	$252,065	$(3,448)

Diluted EPS from discontinued operations	$0.01	$—	$0.84	$(0.01)

We sold our Baseband Chipset Business to MediaTek Inc. and our CPU voltage regulation and PC thermal monitoring business to certain subsidiaries of ON Semiconductor Corporation during the first quarter of fiscal 2008. Accordingly, the results of the operations of these businesses have been presented as discontinued operations within the consolidated financial statements in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144).
Outlook
Orders remained strong in the second quarter, and increased in comparison to the immediately prior quarter. Our operating plan for the third quarter of fiscal 2008 is for revenue to be in the range of $650 to $665 million, or equal to or up 3% from the second quarter of fiscal 2008, gross margin to be approximately 61%, and operating expenses to increase slightly from the second quarter of fiscal 2008. However, our plan does not factor in potential effects of ongoing financial market uncertainty which could translate into a more cautious stance from our customers. If our operating plan is achieved, diluted EPS from continuing operations is expected to be approximately $0.43 to $0.45 and diluted EPS from discontinued operations is expected to be approximately $0.02 to $0.03.
Liquidity and Capital Resources

	Six Months Ended
	May 3, 2008	May 5, 2007
Net cash provided by operations	$330,963	$446,786
Net cash provided by operations as a % of total revenue	26.2%	36.5%
At May 3, 2008, cash, cash equivalents and short-term investments totaled $1,185.2 million, an increase of $104.0 million from the fourth quarter of fiscal 2007. The primary sources of funds for the first six months of fiscal 2008 were net proceeds from the sale of two businesses of $399.6 million, net cash generated from operating activities of $331.0 million (which includes a tax payment of $67.3 million related to the gain on the sale of two businesses that we sold during the first quarter of fiscal 2008) and proceeds of $62.1 million from our various employee stock plans. The principal uses of funds for the first six months of fiscal 2008 were the repurchase of approximately 17.9 million shares of our common stock for an aggregate of $524.8 million, dividend payments of $106.3 million and capital expenditures of $70.7 million. The $67.3 million tax payment related to the sale of the two businesses is reflected in the statement of cash flows as a decrease in net cash provided by operating activities. Under SFAS No. 95, “Statement of Cash Flows”, all income tax payments are included in determining net cash flow from operating activities but the cash received from the sale of the businesses must be reported as an investing cash flow.

	May 3, 2008	November 3, 2007
Accounts receivable	$332,288	$323,777
Days sales outstanding	47	47
Inventory	$319,421	$324,373
Days cost of sales in inventory	115	119
Accounts receivable at May 3, 2008 increased $8.5 million, or 3%, from the end of the fourth quarter of fiscal 2007. The increase in receivables was primarily related to higher shipments in the last month of the second quarter of fiscal 2008 as compared to the last month of the fourth quarter of fiscal 2007. Inventory at May 3, 2008 decreased by $5.0 million, or 2%, from the end of fiscal 2007.
Net additions to property, plant and equipment were $70.7 million in the first six months of fiscal 2008 and were funded with a combination of cash on hand and cash generated from operations. Capital expenditures are expected to be approximately $164 million in fiscal 2008.
On May 19, 2008, our Board of Directors declared a cash dividend of $0.20 per outstanding share of our common stock. The dividend is payable on June 18, 2008 to shareholders of record on May 30, 2008 and is expected to be approximately $58.0 million in the aggregate. The payment of future dividends, if any, will be based on several factors including our financial performance, outlook and liquidity. Quarterly dividends are expected to continue at $0.20 per share, although they remain subject to declaration or change by our Board of Directors.
At May 3, 2008, our principal source of liquidity was $1,185.2 million of cash and cash equivalents and short-term investments. As of May 3, 2008, approximately $156.7 million of our cash and cash equivalents and short-term investments were held in the United States. The balance of our cash and cash equivalents and short-term investments was held outside the United States in various foreign subsidiaries. As we intend to reinvest certain of our foreign earnings indefinitely, this cash is not available to meet certain of our cash requirements in the United States, including for cash dividends and common stock repurchases.
We entered into a five-year $165 million unsecured revolving credit facility in May 2008 in order to supplement our occasional cash requirements in the United States. To date, we have not borrowed under this credit facility but we may borrow in the future and use the proceeds to support commercial paper issuance, for stock repurchases, dividend payments, acquisitions, capital expenditures, working capital and other lawful corporate purposes.
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
As of May 3, 2008, the total liabilities associated with uncertain tax positions under FIN 48 was $11.2 million, which are included in “Other non-current liabilities,” as a result of our adoption of FIN 48. Due to the complexity associated with our tax uncertainties, we cannot make a reasonably reliable estimate of the period in which we expect to settle the non-current liabilities associated with these uncertain tax positions. Therefore, we are not updating the amounts included in the contractual obligations table.
New Accounting Pronouncements
Derivative Instruments and Hedging Activities
In March 2008, the FASB issued Statement of Financial Accounting Standard (SFAS)  No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires entities to provide enhanced disclosures about how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact, if any, that SFAS 161 may have on our financial condition and results of operations. The adoption of SFAS 161 will change our disclosures for derivative instruments and hedging activities beginning in the second quarter of fiscal year 2009.

Business Combinations
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141(R)). SFAS 141(R) requires an acquiring entity in a business combination to recognize the assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at their fair value on the acquisition date. It further requires that acquisition-related costs and restructuring costs be recognized separately from the acquisition. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008.  We are currently evaluating the impact, if any, that SFAS 141(R) may have on our financial condition and results of operations. The adoption of SFAS 141(R) will change our accounting treatment for business combinations on a prospective basis beginning in the first quarter of fiscal year 2010.

Noncontrolling Interests
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160).  SFAS 160 clarifies that a noncontrolling or minority interest in a subsidiary is considered an ownership interest and, accordingly, requires all entities to report such interests in subsidiaries as equity in the consolidated financial statements.  SFAS 160 is effective for fiscal years beginning after December 15, 2008, which is our fiscal year 2010.  We are currently evaluating the impact, if any, that SFAS 160 may have on our financial condition and results of operations.

Fair Value Measurements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard also provides for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value. This standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for fiscal years beginning after November 15, 2007, which is our fiscal year 2009. We are currently evaluating the impact, if any, that SFAS 157 may have on our financial condition and results of operations.
Accounting for Financial Assets and Financial Liabilities
In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007, which is our fiscal year 2009. We are currently evaluating the impact, if any, that SFAS 159 may have on our financial condition and results of operations.
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
ITEM 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Analog’s disclosure controls and procedures as of May 3, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of May 3, 2008, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in Internal Control over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended May 3, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
At all times since receiving notice of this inquiry, we have cooperated with the SEC. In November 2005, we and our President and CEO, Mr. Jerald G. Fishman, made an offer of settlement to the Staff of the SEC. The settlement was submitted to the Commission for approval, and we expect the resolution of this matter in the near future.
The SEC’s inquiry focused on two separate issues. The first issue concerned our disclosure regarding grants of options to employees and directors prior to the release of favorable financial results. Specifically, the issue related to options granted to our employees (including officers) on November 30, 1999 and to our employees (including officers) and directors on November 10, 2000. The Staff of the SEC has indicated that, in the settlement, the Commission will not charge us or Mr. Fishman with any violation of law with respect to this issue.
The second issue concerned the grant dates for options granted to employees (including officers) in 1998 and 1999, and the grant date for options granted to employees (including officers) and directors in 2001. Specifically, the settlement will conclude that the appropriate grant date for the September 4, 1998 options should have been September 8th (which is one trading day later than the date that was used to price the options); the appropriate grant date for the November 30, 1999 options should have been November 29th (which is one trading day earlier than the date that was used); and the appropriate grant date for the July 18, 2001 options should have been July 26th (which is five trading days after the original date).
In connection with the settlement, we will consent to a cease-and-desist order under Section 10(b) of the Securities Exchange Act and Rule 10b-5 thereunder, pay a civil money penalty of $3 million, and reprice options granted to Mr. Fishman in certain years. Options granted to all others will not be affected. Mr. Fishman will consent to a cease-and-desist order under Sections 17(a)(2) and (3) of the Securities Act, pay a civil money penalty of $1 million, and make a disgorgement payment with respect to options granted in 1998. With the exception of options granted in 1998, Mr. Fishman has not exercised or sold any of the options identified in this matter. We and Mr. Fishman will settle this matter without admitting or denying the Commission’s findings.
We have determined that no restatement of our historical financial results will be necessary due to the settlement.
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
ITEM 1A. Risk Factors
Set forth below and elsewhere in this report and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. The description below includes any material changes to and supersedes the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form

10-K for the fiscal year ended November 3, 2007 and “Part II, Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended February 2, 2008.
Our future revenue, gross margins, operating results and net income are difficult to predict and may materially fluctuate.
Our future revenue, gross margins, operating results and net income are difficult to predict and may be materially affected by a number of factors, including:
•	changes in customer demand for our products and for end products that incorporate our products;

•	the timing of new product announcements or introductions by us, our customers or our competitors;

•	competitive pricing pressures;

•	fluctuations in manufacturing yields, adequate availability of wafers and other raw materials, and manufacturing, assembly and test capacity;

•	the risk that our backlog could decline significantly;

•	the timing, delay or cancellation of significant customer orders and our ability to manage inventory;

•	our ability to hire, retain and motivate adequate numbers of engineers and other qualified employees to meet the demands of our customers;

•	changes in geographic, product or customer mix;

•	our ability to utilize our manufacturing facilities at efficient levels;

•	potential significant litigation-related costs;

•	the difficulties inherent in forecasting future operating expense levels, including with respect to costs associated with labor, utilities, transportation and raw materials;

•	the costs related to compliance with increasing worldwide environmental regulations;

•	changes in our effective tax rate;

•	the effect of adverse economic conditions in the United States and international markets; and

•	the effects of public health emergencies, natural disasters, security risks, terrorist activities, international conflicts and other events beyond our control.
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
The cyclical nature of the semiconductor industry has resulted in periods when demand for our products has increased or decreased rapidly. During periods of rapid increases in demand, our available capacity may not be sufficient to satisfy the available demand. In addition, we may not be able to expand our workforce and operations in a sufficiently timely manner, procure adequate resources, or locate suitable third-party suppliers, to respond effectively to changes in demand for our existing products or to the demand for new products requested by our customers, and our current or future business could be materially and adversely affected. Conversely, if we expand our operations and workforce too rapidly or procure excessive resources in anticipation of increased demand for our products, and such demand does not materialize at the pace at which we expect, or declines, our operating results may be adversely affected as a result of increased operating expenses, reduced margins, underutilization of capacity or asset impairment charges. These capacity expansions by us and other semiconductor manufacturers could also lead to overcapacity in our target markets which could lead to price erosion that would adversely impact our operating results.
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

We generally enter into confidentiality agreements with our employees, consultants and strategic partners. We also try to control access to and distribution of our technologies, documentation and other proprietary information. Despite these efforts, internal or external parties may attempt to copy, disclose, obtain or use our products or technology without our authorization. Also, former employees may seek employment with our business partners, customers or competitors, and there can be no assurance that the confidential nature of our proprietary information will be maintained in the course of such future employment.
We are involved in frequent litigation, including regarding intellectual property rights, which could be costly to bring or defend and could require us to redesign products or pay significant royalties.
The semiconductor industry is characterized by frequent claims and litigation involving patent and other intellectual property rights, including claims arising under our contractual obligations to indemnify our customers. We have received from time to time, and may receive in the future, claims from third parties asserting that our products or processes infringe their patents or other intellectual property rights. In the event a third party makes a valid intellectual property claim against us and a license is not available to us on commercially reasonable terms, or at all, we could be forced either to redesign or to stop production of products incorporating that intellectual property, and our operating results could be materially and adversely affected. Litigation may be necessary to enforce our patents or other of our intellectual property rights or to defend us against claims of infringement, and this litigation could be costly and divert the attention of our key personnel. We could be subject to warranty or product liability claims that could lead to significant costs and expenses as we defend such claims or pay damage awards. While we maintain product liability insurance, there can be no assurance that such insurance will be available or adequate to protect against all such claims. We may incur costs and expenses relating to a recall of our customers’ products due to an alleged failure of components we supply. See Note 10 in the Notes to our Condensed Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q for information concerning certain pending litigation that involves us. An adverse outcome in these matters or other litigation could have a material adverse effect on our consolidated financial position or on our consolidated results of operations or cash flows in the period in which the litigation is resolved.
If we do not retain our key personnel, our ability to execute our business strategy will be limited.
Our continued success depends to a significant extent upon the recruitment, retention and effective succession of our executive officers and key management and technical personnel, particularly our experienced engineers. The competition for these employees is intense. The loss of the services of one or more of our key personnel could have a material adverse effect on our operating results. In addition, there could be a material adverse effect on our business should the turnover rates for engineers and other key personnel increase significantly or if we are unable to continue to attract qualified personnel. We do not maintain any key person life insurance policy on any of our officers or employees.
To remain competitive, we may need to acquire other companies, purchase or license technology from third parties, or enter into other strategic transactions in order to introduce new products or enhance our existing products.
An element of our business strategy involves expansion through the acquisitions of businesses, assets, products or technologies that allow us to complement our existing product offerings, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. We may not be able to find businesses that have the technology or resources we need and, if we find such businesses, we may not be able to purchase or license the technology or resources on commercially favorable terms or at all. Acquisitions and technology licenses are difficult to identify and complete for a number of reasons, including the cost of potential transactions, competition among prospective buyers and licensees and the need for regulatory approvals. In order to finance a potential transaction, we may need to raise additional funds by selling our stock or borrowing money. We may not be able to find financing on favorable terms, and the sale of our stock may result in the dilution of our existing shareholders or the issuance of securities with rights that are superior to the rights of our common stockholders. Our current credit facility imposes restrictions on our ability to undertake certain transactions, to create certain liens on our assets and to incur certain subsidiary indebtedness, and requires us to maintain compliance with specified financial ratios. If we breach any of the covenants under our credit facility and do not obtain a waiver from the lenders, then, subject to applicable cure periods, our outstanding indebtedness thereunder could be declared immediately due and payable.

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
During the first six months of fiscal 2008, approximately 80% of our product revenue was derived from customers in international markets. Although we engage in hedging transactions to reduce our exposure to currency exchange rate fluctuations, there can be no assurance that our competitive position will not be adversely affected by changes in the exchange rate of the United States dollar against other currencies. Potential interest rate increases, as well as high energy costs could have an adverse impact on industrial and consumer spending patterns and could adversely impact demand for our products. While a majority of our cash is generated outside the United States, we require a substantial amount of cash in the United Sates for operating requirements, stock repurchases, cash dividends and acquisitions. If we are unable to address our U.S. cash requirements through operations, by efficient and timely repatriations of overseas cash, through borrowings under our current credit facility or from other sources of cash obtained at an acceptable cost, our business strategies and results of operations could be adversely affected.
We have manufacturing facilities outside the United States in Ireland and the Philippines. In addition to being exposed to the ongoing economic cycles in the semiconductor industry, we are also subject to the economic, political and legal risks inherent in international operations and their impact on the United States economy in general, including the risks associated with ongoing uncertainties and political and economic instability in many countries around the world as well as the economic disruption from acts of terrorism, and the response to them by the United States and its allies. Other business risks associated with international operations include increased managerial complexities, air transportation disruptions, expropriation, currency controls, currency exchange rate movement, additional costs related to foreign taxes, tariffs and freight rate increases, exposure to different business practices and legal standards, particularly with respect to price protection, intellectual property and environmental compliance, trade and travel restrictions, pandemics, import and export license requirements and restrictions, difficulties in staffing and managing worldwide operations, and accounts receivable collections.

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

				Approximate Dollar
			Total Number of	Value of Shares that
			Shares Purchased	May Yet Be
	Total Number of		as Part of Publicly	Purchased Under
	Shares Purchased	Average Price	Announced Plans	the Plans or
Period	(a)	Paid Per Share (b)	or Programs (c)	Programs
February 3, 2008 through March 1, 2008	4,523,425	$28.11	4,523,425	$178,685,982
March 2, 2008 through March 29, 2008	235,424	$28.39	231,346	$172,116,414
March 30, 2008 through May 3, 2008	1,036,274	$30.58	1,036,274	$140,427,720

Total	5,795,123	$28.57	5,791,045	$140,427,720

(a)	Includes 4,078 shares paid to the Company by employees to satisfy employee tax obligations upon vesting of restricted stock granted to our employees under our equity compensation plans.

(b)	The average price paid per share of stock repurchased under the stock repurchase program includes the commissions paid to the brokers.

(c)	Repurchased pursuant to the stock repurchase program publicly announced on August 12, 2004. On December 6, 2006, our Board of Directors authorized the repurchase by us of an additional $1 billion of our common stock, increasing the total amount of our common stock we are authorized to repurchase from $2 billion to $3 billion. On June 6, 2007, our Board of Directors authorized the repurchase by us of an additional $1 billion of our common stock, increasing the total amount of our common stock we are authorized to repurchase from $3 billion to $4 billion. Under the repurchase program, we may repurchase outstanding shares of our common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.

ITEM 4. Submission of Matters to a Vote of Security Holders
At our Annual Meeting of Shareholders held on March 11, 2008, the following matters were acted upon by our shareholders:
1.	The election of three Class III Directors for the ensuing three years;

2.	The ratification of the selection of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending November 1, 2008; and

3.	The approval of amendments to our articles of organization and bylaws to require a majority vote for uncontested elections of directors.
The results of the voting on each of the matters presented to shareholders at the Annual Meeting are set forth below:

	VOTES	VOTES	VOTES		BROKER
	FOR	WITHHELD	AGAINST	ABSTENTIONS	NON-VOTES
1. Election of three Class III Directors:

John L. Doyle	252,704,000	8,534,368	N.A.	N.A.	N.A.

Paul J. Severino	186,047,340	75,191,028	N.A.	N.A.	N.A.

Ray Stata	254,405,693	6,832,675	N.A.	N.A.	N.A.

2. Ratification of Ernst & Young LLP	252,685,174	N.A.	6,027,107	2,526,087	N.A.

3. Approval of Majority Voting in Uncontested Director Elections	249,039,788	N.A.	9,043,856	3,154,724	N.A.
The other directors of the Company, whose terms of office as directors continued after the Annual Meeting, are James A. Champy, Kenton J. Sicchitano, Yves-Andre Istel, Jerald G. Fishman, John C. Hodgson and F. Grant Saviers. On May 19, 2008, Neil Novich was elected to the Board of Directors as a Class I Director.
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
ANALOG DEVICES, INC.

Date: May 20, 2008	By:	/s/ Jerald G. Fishman
Jerald G. Fishman
President and Chief Executive Officer (Principal Executive Officer)

Date: May 20, 2008	By:	/s/ Joseph E. McDonough
Joseph E. McDonough
Vice President-Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
No.	Description
3.1	Restated Articles of Organization of Analog Devices, Inc., as amended.

3.2	Amended and Restated By-Laws of Analog Devices, Inc.

14	Analog Devices, Inc. Code of Business Conduct and Ethics.

31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

32.1	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).

32.2	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer).