Form 10-Q
period 2008-08-02
ANALOG DEVICES INC
filed 2008-08-19
CIK 6281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 2, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☑
     As of August 2, 2008 there were 290,446,240 shares of Common Stock, $0.16 2/3 par value per share, outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(thousands, except per share amounts)

	Three Months Ended
	August 2, 2008	August 4, 2007
Product revenue	$658,986	$617,431
Cost of sales (1)	257,192	243,939

Gross margin	401,794	373,492
Operating expenses:
Research and development (1)	135,837	128,093
Selling, marketing, general and administrative (1)	104,767	99,906

	240,604	227,999

Operating income	161,190	145,493
Nonoperating (income) expense:
Interest income	(8,205)	(17,721)
Other, net	664	1,272

	(7,541)	(16,449)

Income from continuing operations before income taxes	168,731	161,942

Provision for income taxes	39,536	36,536

Income from continuing operations, net of tax	129,195	125,406

Discontinued operations, net of tax:
Income (loss) from discontinued operations	5,611	(4,971)
Gain on sale of discontinued operations	3,802	—

Total income (loss) from discontinued operations, net of tax	9,413	(4,971)

Net income	$138,608	$120,435

Shares used to compute earnings per share — basic	290,376	318,465

Shares used to compute earnings per share — diluted	295,001	327,331

Basic earnings per share from continuing operations	$0.44	$0.39

Basic earnings per share	$0.48	$0.38

Diluted earnings per share from continuing operations	$0.44	$0.38

Diluted earnings per share	$0.47	$0.37

Dividends declared and paid per share	$0.20	$0.18

(1)	Includes stock-based compensation expense as follows:

Cost of sales	$1,943	$	`2,454
Research and development	$6,178		$7,077
Selling, marketing, general and administrative	$5,452		$6,615
See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(thousands, except per share amounts)

	Nine Months Ended
	August 2, 2008	August 4, 2007
Product revenue	$1,922,235	$1,806,179
Revenue from one-time IP license	—	35,000

Total revenue	1,922,235	1,841,179
Cost of sales (1)	748,617	706,795

Gross margin	1,173,618	1,134,384
Operating expenses:
Research and development (1)	400,029	377,866
Selling, marketing, general and administrative (1)	309,301	292,096
Special charges	—	15,312

	709,330	685,274

Operating income	464,288	449,110
Nonoperating (income) expense:
Interest income	(31,400)	(63,429)
Other, net	951	(16,414)

	(30,449)	(79,843)

Income from continuing operations before income taxes and minority interest	494,737	528,953

Provision for income taxes	113,802	121,735
Minority interest	—	219

Income from continuing operations, net of tax	380,935	407,437

Discontinued operations, net of tax:
Income (loss) from discontinued operations	10,693	(8,419)
Gain on sale of discontinued operations	250,785	—

Total income (loss) from discontinued operations, net of tax	261,478	(8,419)

Net income	$642,413	$399,018

Shares used to compute earnings per share — basic	293,302	329,050

Shares used to compute earnings per share — diluted	298,207	338,460

Basic earnings per share from continuing operations	$1.30	$1.24

Basic earnings per share	$2.19	$1.21

Diluted earnings per share from continuing operations	$1.28	$1.20

Diluted earnings per share	$2.15	$1.18

Dividends declared and paid per share	$0.56	$0.52

(1)	Includes stock-based compensation expense as follows:

Cost of sales	$5,802	$8,012
Research and development	$17,810	$22,037
Selling, marketing, general and administrative	$15,580	$20,987
See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands)

	August 2, 2008	November 3, 2007
Assets

Cash and cash equivalents	$418,456	$424,972
Short-term investments	859,188	656,235
Accounts receivable, net	326,456	323,777
Inventories (1):
Raw materials	13,221	14,655
Work in process	207,365	224,211
Finished goods	89,284	85,507

	309,870	324,373
Deferred tax assets	90,087	111,682
Deferred compensation plan investments	3,674	1,233
Prepaid expenses and other current assets	38,876	50,130
Current assets of discontinued operations	9,895	87,457

Total current assets	2,056,502	1,979,859

Property, plant and equipment, at cost:
Land and buildings	378,183	372,162
Machinery and equipment	1,473,983	1,412,913
Office equipment	64,907	76,684
Leasehold improvements	65,384	62,883

	1,982,457	1,924,642
Less accumulated depreciation and amortization	1,424,145	1,368,567

Net property, plant and equipment	558,312	556,075

Deferred compensation plan investments	32,565	35,210
Other investments	1,317	1,692
Goodwill	260,152	279,469
Intangible assets, net	17,372	24,153
Deferred tax assets	61,992	52,491
Other assets	41,876	43,000
Non-current assets of discontinued operations	62,037	—

Total other assets	477,311	436,015

	$3,092,125	$2,971,949

(1)	Includes $2,566 and $3,371 related to stock-based compensation at August 2, 2008 and November 3, 2007, respectively.
See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands, except share amounts)

	August 2, 2008	November 3, 2007
Liabilities and Shareholders’ Equity

Accounts payable	$126,240	$156,192
Deferred income on shipments to distributors, net	174,070	151,423
Income taxes payable	75,025	65,690
Deferred compensation plan liability	3,674	1,233
Accrued liabilities	157,873	149,360
Current liabilities of discontinued operations	76,431	24,153

Total current liabilities	613,313	548,051

Deferred income taxes	12,933	10,146
Deferred compensation plan liability	33,042	35,320
Other non-current liabilities	42,479	40,291

Total non-current liabilities	88,454	85,757

Commitments and contingencies

Shareholders’ Equity

Preferred stock, $1.00 par value, 471,934 shares authorized, none outstanding	—	—
Common stock, $0.16 2/3 par value, 1,200,000,000 shares authorized, 290,446,240 shares issued and outstanding (303,354,180 on November 3, 2007)	48,409	50,560
Retained earnings	2,320,462	2,253,483
Accumulated other comprehensive income	21,487	34,098

Total shareholders’ equity	2,390,358	2,338,141

	$3,092,125	$2,971,949

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(thousands)

	Nine Months Ended
	August 2, 2008	August 4, 2007
Cash flows from operating activities:
Net income	$642,413	$399,018
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	108,061	107,069
Amortization of intangibles	7,476	10,037
Stock-based compensation expense	36,895	55,146
Gain on sale of business	(250,785)	—
Income tax payments related to gain on sale of businesses	(67,283)	—
Deferred income taxes	(7,660)	(10,574)
Excess tax benefit-stock options	(12,967)	(25,053)
Gain on sale of an investment	—	(7,919)
Minority interest	—	(219)
Other non-cash activity	1,306	315
Changes in operating assets and liabilities	69,654	109,695

Total adjustments	(115,303)	238,497

Net cash provided by operating activities	527,110	637,515

Cash flows from investing activities:
Purchases of short-term available-for-sale investments	(1,551,019)	(1,495,905)
Maturities of short-term available-for-sale investments	1,348,947	2,397,676
Net proceeds from sales of businesses (See Note 13)	403,181	—
Additions to property, plant and equipment	(110,031)	(108,633)
Payments for acquisitions	(3,146)	(9,160)
Decrease (increase) in other assets	1,532	(18)
Proceeds from sale of an investment	—	8,003

Net cash provided by investing activities	89,464	791,963

Cash flows from financing activities:
Repurchase of common stock	(552,380)	(1,329,521)
Increase in liability from common stock repurchases	139	—
Net proceeds from employee stock plans	83,005	96,196
Excess tax benefit-stock options	12,967	25,053
Credit facility fees	(600)	—
Dividend payments to shareholders	(164,425)	(172,844)

Net cash used for financing activities	(621,294)	(1,381,116)

Effect of exchange rate changes on cash	(1,796)	1,589

Net (decrease) increase in cash and cash equivalents	(6,516)	49,951
Cash and cash equivalents at beginning of period	424,972	343,947

Cash and cash equivalents at end of period	$418,456	$393,898

See accompanying notes.

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED AUGUST 2, 2008
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
The Company sold its baseband chipset business and related support operations (Baseband Chipset Business) to MediaTek Inc. and sold its CPU voltage regulation and PC thermal monitoring business to certain subsidiaries of ON Semiconductor Corporation during the first quarter of fiscal 2008. The Company has reflected the financial results of these businesses as discontinued operations in the consolidated statements of income for all periods presented. The assets and liabilities of these businesses are reflected as assets and liabilities of discontinued operations in the consolidated balance sheets as of August 2, 2008 and November 3, 2007. The historical results of operations of these businesses have been segregated from the Company’s consolidated financial statements and are included in income (loss) from discontinued operations, net of tax, in the consolidated statements of income.
The Company has a 52-53 week fiscal year that ends on the Saturday closest to the last day in October. Fiscal 2008 is a 52-week fiscal year and fiscal 2007 was a 53-week fiscal year. The additional week in fiscal 2007 was included in the first quarter ended February 3, 2007. Therefore, the first nine months of fiscal 2007 included an additional week of operations as compared to the first nine months of fiscal 2008.
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
As of August 2, 2008 and November 3, 2007, the Company had gross deferred revenue of $272.7 million and $250.6 million, respectively, and gross deferred cost of sales of $98.6 million and $99.2 million, respectively. Deferred income on shipments to distributors increased by $22.7 million in the first nine months of fiscal 2008 as a result of the Company’s shipments to its distributors in the first nine months of fiscal 2008 exceeding the distributors’ sales to their end customers during this same time period.
Shipping costs are charged to cost of sales as incurred.
The Company generally offers a 12-month warranty for its products. The Company’s warranty policy provides for replacement of the defective product. Specific accruals are recorded for known product warranty issues. Product warranty expenses were not material during any of the three- and nine-month periods ended August 2, 2008 and August 4, 2007.
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

     Grant-Date Fair Value
The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. Information pertaining to the Company’s stock option awards and the related estimated weighted-average assumptions to calculate the fair value of stock options granted during the three- and nine-month periods ended August 2, 2008 and August 4, 2007 is as follows:

	Three Months Ended		Nine Months Ended
Stock Options	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007

Options granted (in thousands)	67	109	5,733	7,649
Weighted-average exercise price per share	$31.96	$38.74	$29.89	$33.50
Weighted-average grant-date fair value per share	$9.07	$11.52	$7.91	$9.49
Assumptions:
Weighted-average expected volatility	35.1%	30.5%	32.2%	30.9%
Weighted-average expected term (in years)	5.1	5.1	5.1	5.1
Risk-free interest rate	3.3%	4.9%	3.3%	4.6%
Expected dividend yield	2.49%	1.86%	2.41%	2.15%
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
The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock-based award. Based on an analysis of its historical forfeitures, the Company has applied an annual forfeiture rate of 4.3% to all unvested stock-based awards as of August 2, 2008. The rate of 4.3% represents the portion that is expected to be forfeited each year over the vesting period. This analysis will be re-evaluated quarterly and the forfeiture rate adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.
     Stock-Based Compensation Activity
A summary of the activity under the Company’s stock option plans as of August 2, 2008 and changes during the three- and nine-month periods then ended is presented below:

			Weighted-
			Average
	Options	Weighted-	Remaining	Aggregate
	Outstanding	Average Exercise	Contractual	Intrinsic
Activity during the Three Months Ended August 2, 2008	(in thousands)	Price Per Share	Term in Years	Value

Options outstanding at May 3, 2008	74,118	$35.88
Options granted	67	$31.96
Options exercised	(1,125)	$18.58
Options forfeited	(194)	$34.62
Options expired	(580)	$42.90

Options outstanding at August 2, 2008	72,286	$36.09	5.0	$113,426

Options exercisable at August 2, 2008	51,566	$36.63	3.9	$110,467

Options vested or expected to vest at August 2, 2008 (1)	70,930	$36.13	5.0	$114,204

(1)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

	Options
	Outstanding	Weighted- Average Exercise Price
Activity during the Nine Months Ended August 2, 2008	(in thousands)	Per Share

Options outstanding at November 3, 2007	80,158	$35.39
Options granted	5,733	$29.89
Options exercised	(5,991)	$14.93
Options forfeited	(2,346)	$36.34
Options expired	(5,268)	$42.59

Options outstanding at August 2, 2008	72,286	$36.09

During the three and nine months ended August 2, 2008, the total intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) was $18.0 million and $94.5 million, respectively, and the total amount of cash received from exercise of these options was $20.9 million and $89.4 million, respectively. The $83.0 million of net proceeds from employee stock plans in the Company’s statement of cash flows is net of the value of shares surrendered by employees to satisfy employee tax obligations upon vesting of restricted stock or restricted stock units and in connection with the exercise of stock options granted to the Company’s employees under the Company’s equity compensation plans. The total grant-date fair value of stock options that vested during the three and nine months ended August 2, 2008 was approximately $0.9 million and $76.6 million, respectively.
During the three and nine months ended August 4, 2007, the total intrinsic value of options exercised was $19.8 million and $136.2 million, respectively, and the total amount of cash received from exercise of these options was $17.9 million and $96.2 million, respectively. The total grant-date fair value of stock options that vested during the three and nine months ended August 4, 2007 was approximately $1.0 million and $39.5 million, respectively.
A summary of the Company’s restricted stock and restricted stock unit award activity as of August 2, 2008 and changes during the three- and nine-month periods then ended is presented below:

	Restricted
	Shares and/ or	Weighted-
	Units	Average Grant
	Outstanding	Date Fair Value
Activity during the Three Months Ended August 2, 2008	(in thousands)	Per Share

Non-vested shares outstanding at May 3, 2008	81	$33.47
Awards and/or units granted	3	$30.32
Restrictions lapsed	(3)	$34.03

Non-vested shares outstanding at August 2, 2008	81	$33.35

	Restricted
	Shares and/ or	Weighted-
	Units	Average Grant
	Outstanding	Date Fair Value
Activity during the Nine Months Ended August 2, 2008	(in thousands)	Per Share

Non-vested shares outstanding at November 3, 2007	79	$34.97
Awards and/or units granted	21	$29.66
Restrictions lapsed	(18)	$36.42
Awards and/or units forfeited	(1)	$31.09

Non-vested shares outstanding at August 2, 2008	81	$33.35

As of August 2, 2008, there was $131.1 million (before tax consideration) of total unrecognized compensation cost related to unvested share-based awards, including stock options, restricted stock and restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.7 years.
Note 4 — Comprehensive Income
Components of comprehensive income include net income and certain transactions that have generally been reported in the consolidated statement of shareholders’ equity and consist of the following:

	Three Months Ended
	August 2, 2008	August 4, 2007
Income from continuing operations, net of tax	$129,195	$125,406

Foreign currency translation adjustments	(2,796)	773

Change in unrealized holding (losses) gains (net of taxes of $76 and $510, respectively) on securities classified as short-term investments	(337)	947

Change in unrealized holding (losses) gains (net of taxes of $640 and $5, respectively) on securities classified as other investments	(1,189)	9

Change in unrealized losses on derivative instruments designated as cash flow hedges	(2,258)	(850)

Accumulated other comprehensive income — pension plans
Transition asset	7	—
Net actuarial gain	959	—

Other comprehensive (loss) income	(5,614)	879

Comprehensive income from continuing operations	123,581	126,285

Income (loss) from discontinued operations, net of tax	9,413	(4,971)

Comprehensive income	$132,994	$121,314

	Nine Months Ended
	August 2, 2008	August 4, 2007
Income from continuing operations, net of tax	$380,935	$407,437

Foreign currency translation adjustments	(9,971)	5,826

Change in unrealized holding gains (net of taxes of $124 and $2,480, respectively) on securities classified as short-term investments	757	4,596

Change in unrealized holding gains (losses) (net of taxes of $336 and $75, respectively) on securities classified as other investments	624	(139)

Change in unrealized (losses) gains on derivative instruments designated as cash flow hedges	(5,269)	3,038

Accumulated other comprehensive income — pension plans
Transition asset	8	—
Net actuarial gain	1,240	—

Other comprehensive (loss) income	(12,611)	13,321

Comprehensive income from continuing operations	368,324	420,758

Income (loss) from discontinued operations, net of tax	261,478	(8,419)

Comprehensive income	$629,802	$412,339

The components of accumulated other comprehensive income at August 2, 2008 and November 3, 2007 consisted of the following:

	August 2, 2008	November 3, 2007
Foreign currency translation adjustment	$10,083	$20,054
Unrealized gains (losses) on available-for-sale securities	919	(462)
Unrealized gains on derivative instruments	2,050	7,319
Accumulated other comprehensive income — pension plans
Prior service cost	(13)	(13)
Transition asset	36	28
Net actuarial gain	8,412	7,172

Total accumulated other comprehensive income	$21,487	$34,098

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

	Three Months Ended
	August 2, 2008	August 4, 2007
Income from continuing operations, net of tax	$129,195	$125,406
Total income (loss) from discontinued operations, net of tax	9,413	(4,971)

Net income	$138,608	$120,435

Basic shares:
Weighted-average shares outstanding	290,376	318,465

Earnings per share-basic:
Income from continuing operations, net of tax	$0.44	$0.39
Total income (loss) from discontinued operations, net of tax	0.03	(0.02)

Net income (1)	$0.48	$0.38

Diluted shares:
Weighted-average shares outstanding	290,376	318,465
Assumed exercise of common stock equivalents	4,625	8,866

Weighted-average common and common equivalent shares	295,001	327,331

Earnings per share-diluted:
Income from continuing operations, net of tax	$0.44	$0.38
Total income (loss) from discontinued operations, net of tax	0.03	(0.02)

Net income (1)	$0.47	$0.37

Anti-dilutive common stock equivalents related to outstanding stock options	51,271	40,064

(1)	The sum of the individual per share amounts may not equal due to rounding.

	Nine Months Ended
	August 2, 2008	August 4, 2007
Income from continuing operations, net of tax	$380,935	$407,437
Total income (loss) from discontinued operations, net of tax	261,478	(8,419)

Net income	$642,413	$399,018

Basic shares:
Weighted-average shares outstanding	293,302	329,050

Earnings per share-basic:
Income from continuing operations, net of tax	$1.30	$1.24
Total income (loss) from discontinued operations, net of tax	0.89	(0.03)

Net income	$2.19	$1.21

Diluted shares:
Weighted-average shares outstanding	293,302	329,050
Assumed exercise of common stock equivalents	4,905	9,410

Weighted-average common and common equivalent shares	298,207	338,460

Earnings per share-diluted:
Income from continuing operations, net of tax	$1.28	$1.20
Total income (loss) from discontinued operations, net of tax	0.88	(0.02)

Net income (1)	$2.15	$1.18

Anti-dilutive common stock equivalents related to outstanding stock options	55,261	49,568

(1)	The sum of the individual per share amounts may not equal due to rounding.

Note 6 — Special Charges
A summary of the Company’s special charges is as follows:

	Closure of Wafer	Reorganization of	Consolidation of a	Reduction of
	Fabrication Facility in	Product Development and	Wafer Fabrication	Overhead	Total Special
Income Statement	Sunnyvale	Support Programs	Facility in Limerick	Infrastructure Costs	Charges

Fiscal 2005 Charges:

Workforce reductions	$20,315	$11,165	$—	$—	$31,480

Total Fiscal 2005 Charges	$20,315	$11,165	$—	$—	$31,480

Fiscal 2006 Charges:

Facility closure costs	$—	$554	$—	$—	$554

Abandonment of equipment	—	459	—	—	459

Other items	—	462	—	—	462

Change in estimate	(2,029)	—	—	—	(2,029)

Workforce reductions	—	2,344	—	—	2,344

Total Fiscal 2006 Charges	$(2,029)	$3,819	$—	$—	$1,790

Fiscal 2007 Charges:

Facility closure costs	$10,288	$—	$—	$—	$10,288

Workforce reductions	—	4,165	13,748	10,711	28,624

Other items	—	859	—	1,637	2,496

Change in estimate	—	(913)	—	—	(913)

Total Fiscal 2007 Charges	$10,288	$4,111	$13,748	$12,348	$40,495

			Consolidation of a	Reduction of
	Closure of Wafer	Reorganization of	Wafer Fabrication	Overhead
	Fabrication Facility in	Product Development	Facility in	Infrastructure	Total Special
Accrued Restructuring	Sunnyvale	and Support Programs	Limerick	Costs	Charges

Balance at November 3, 2007	$4,002	$3,769	$13,748	$11,146	$32,665

Severance payments	(127)	(611)	(179)	(3,053)	(3,970)

Facility closure costs	(446)	(9)	—	—	(455)

Other items	—	(155)	—	(1,199)	(1,354)

Effect of foreign currency translation on accrual	—	24	397	23	444

Balance at February 2, 2008	$3,429	$3,018	$13,966	$6,917	$27,330

Severance payments	(45)	(1,059)	—	(1,910)	(3,014)

Facility closure costs	(451)	(3)	—	—	(454)

Effect of foreign currency translation on accrual	—	3	545	23	571

Balance at May 3, 2008	$2,933	$1,959	$14,511	$5,030	$24,433

Severance payments	(41)	(278)	(31)	(2,108)	(2,458)

Facility closure costs	(419)	(23)	—	—	(442)

Effect of foreign currency translation on accrual	—	—	146	10	156

Balance at August 2, 2008	$2,473	$1,658	$14,626	$2,932	$21,689

     Closure of Wafer Fabrication Facility in Sunnyvale
During the fourth quarter of fiscal 2005, the Company recorded a special charge of $20.3 million as a result of a decision to close its California wafer fabrication operations and transfer virtually all of the production of products manufactured there to the Company’s facility in Wilmington, Massachusetts. The charge was for severance and fringe benefit costs that were recorded pursuant to SFAS 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, (SFAS 88), under the Company’s ongoing benefit plan for 339 manufacturing employees and 28 general and administrative employees. The severance benefit was calculated based on length of past service, and employees had to continue to be employed until their employment was involuntarily terminated in order to receive the severance benefit. The Company completed the final cleanup and closure activities associated with this action during the second quarter of fiscal 2007.
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
     Fourth Quarter of Fiscal 2007 Special Charges
     Consolidation of a Wafer Fabrication Facility in Limerick
During the fourth quarter of fiscal 2007, the Company recorded a special charge of $13.7 million as a result of the Company’s decision to only use eight-inch technology at its wafer fabrication facility in Limerick. Certain manufacturing processes and products produced on the Limerick facility’s six-inch production line will transition to the existing eight-inch production line in Limerick while others will transition to external foundries. The charge is for severance and fringe benefit costs recorded pursuant to SFAS 88 under the Company’s ongoing benefit plan for 150 manufacturing employees. Production is expected to cease in the six-inch wafer fabrication facility during the first half of fiscal 2009, at which time the employment of the affected employees will be terminated.
As of August 2, 2008, 146 of the 150 employees included in this action were still employed by the Company. These employees must continue to be employed until their employment is involuntarily terminated in order to receive the severance benefit. The Company expects to incur additional closure expenses related to this action over the next four quarters totaling approximately $3 million. In accordance with SFAS 146, these costs will be expensed as incurred.
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
As of August 2, 2008, 10 of the 152 employees included in this action were still employed by the Company. These employees must continue to be employed until their employment is involuntarily terminated in order to receive the severance benefit.
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

	Three Months Ended			Three Months Ended
	August 2, 2008			August 4, 2007
		% of			% of
		Total			Total
		Product			Product
	Revenue	Revenue	Y/Y%	Revenue	Revenue
Industrial	$326,984	50%	10%	$298,049	48%
Communications	163,762	25%	11%	148,011	24%
Consumer	134,677	20%	(1%)	136,145	22%
Computer	33,563	5%	(5%)	35,226	6%

Total Product Revenue	$658,986	100%	7%	$617,431	100%

	Nine Months Ended			Nine Months Ended
	August 2, 2008			August 4, 2007**
		% of			% of
		Total			Total
		Product			Product
	Revenue	Revenue	Y/Y%	Revenue	Revenue
Industrial	$957,693	50%	7%	$894,004	49%
Communications	474,682	25%	16%	407,927	23%
Consumer	394,177	20%	(0%)	394,727	22%
Computer	95,683	5%	(13%)	109,521	6%

Total Product Revenue	$1,922,235	100%	6%	$1,806,179	100%

Revenue from one-time IP license*	—			35,000

Total Revenue	$1,922,235			$1,841,179

*	During the first quarter of fiscal 2007, the Company recorded revenue of $35 million received in exchange for licensing of certain intellectual property rights to a third party.

**	Fiscal 2008 is a 52-week year and fiscal 2007 was a 53-week year. The additional week in fiscal 2007 was included in the first quarter ended February 3, 2007. Therefore, the first nine months of fiscal 2007 included an additional week of operations as compared to the first nine months of fiscal 2008.

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

	Three Months Ended			Three Months Ended
	August 2, 2008			August 4, 2007
		% of			% of
		Total			Total
		Product			Product
	Revenue	Revenue	Y/Y%	Revenue	Revenue
Converters	$302,763	46%	8%	$281,001	46%
Amplifiers	150,923	23%	5%	144,103	23%
Other analog	100,004	15%	(0%)	100,279	16%

Subtotal analog signal processing	553,690	84%	5%	525,383	85%
Power management & reference	36,674	6%	20%	30,439	5%

Total analog products	$590,364	90%	6%	$555,822	90%

General purpose DSP	60,521	9%	14%	52,992	9%
Other DSP	8,101	1%	(6%)	8,617	1%

Total digital signal processing	$68,622	10%	11%	$61,609	10%

Total Product Revenue	$658,986	100%	7%	$617,431	100%

	Nine Months Ended			Nine Months Ended
	August 2, 2008			August 4, 2007**
		% of			% of
		Total			Total
		Product			Product
	Revenue	Revenue	Y/Y%	Revenue	Revenue
Converters	$881,530	46%	8%	$818,502	45%
Amplifiers	439,755	23%	5%	419,018	23%
Other analog	300,073	16%	2%	295,261	17%

Subtotal analog signal processing	1,621,358	85%	6%	1,532,781	85%
Power management & reference	104,789	5%	14%	91,818	5%

Total analog products	$1,726,147	90%	6%	$1,624,599	90%

General purpose DSP	173,921	9%	10%	158,305	9%
Other DSP	22,167	1%	(5%)	23,275	1%

Total digital signal processing	$196,088	10%	8%	$181,580	10%

Total Product Revenue	$1,922,235	100%	6%	$1,806,179	100%

Revenue from one-time IP license*	—			35,000

Total Revenue	$1,922,235			$1,841,179

*	During the first quarter of fiscal 2007, the Company recorded revenue of $35 million received in exchange for licensing of certain intellectual property rights to a third party.

**	Fiscal 2008 is a 52-week year and fiscal 2007 was a 53-week year. The additional week in fiscal 2007 was included in the first quarter ended February 3, 2007. Therefore, the first nine months of fiscal 2007 included an additional week of operations as compared to the first nine months of fiscal 2008.

     Revenue Trends by Geographic Region
Product revenue by geographic region, based upon customer location, for the three- and nine-month periods ended August 2, 2008 and August 4, 2007 was as follows:

	Three Months Ended		Nine Months Ended
Region	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
United States	$131,168	$132,076	$393,921	$414,056
Rest of North and South America	25,433	20,523	70,578	60,293
Europe	177,881	148,284	509,347	438,078
Japan	128,457	127,040	380,940	372,911
China	103,632	90,010	284,358	236,109
Rest of Asia	92,415	99,498	283,091	284,732

Total Product Revenue	$658,986	$617,431	$1,922,235	$1,806,179

The predominant countries comprising “Rest of North and South America” are Canada and Mexico. The predominant countries comprising European operations are Germany, France and the United Kingdom. The predominant country comprising “Rest of Asia” is Korea.
Note 8 — Goodwill and Intangible Assets
Goodwill
The Company evaluates goodwill for impairment annually as well as whenever events or changes in circumstances suggest that the carrying value of goodwill may not be recoverable. Because the Company has one reporting segment under SFAS No. 142, Goodwill and Other Intangible Assets, the Company utilizes the entity-wide approach for assessing goodwill for impairment and compares its market value to its net book value to determine if an impairment exists. No impairment of goodwill resulted from the Company’s most recent evaluation of goodwill for impairment, which occurred in the fourth quarter of fiscal 2007. No impairment of goodwill resulted in any of the fiscal periods presented. The Company’s next annual impairment assessment will be made in the fourth quarter of fiscal 2008. The following table presents the changes in goodwill during the first nine months of fiscal 2008 and the fiscal year ended November 3, 2007:

	Nine Months	Fiscal Year
	Ended	Ended
	August 2, 2008	November 3, 2007

Balance at beginning of period	$279,469	$256,209
Acquisition of TTPCom assets(1)	—	4,273
Acquisition of Integrant Technologies(2)	2,988	13,282
Goodwill allocated to sale of businesses (3)	(12,649)	—
Foreign currency translation adjustment	(9,656)	5,705

Balance at end of period	$260,152	$279,469

(1)	The Company paid its final milestone related to this acquisition in the second quarter of fiscal 2007.

(2)	The Company completed the final purchase accounting for this transaction during the first quarter of fiscal 2007, which resulted in an additional $5.6 million of goodwill. The Company purchased additional outstanding minority shares related to this acquisition during fiscal 2007 and the third quarter of fiscal 2008, which resulted in an additional $7.7 million and $3.0 million, respectively, of goodwill.

(3)	The Company allocated $12.6 million of goodwill in connection with the sale of its Baseband Chipset Business to MediaTek Inc. and the sale of its CPU voltage regulation and PC thermal monitoring business to ON Semiconductor Corporation.

Intangible Assets
The Company reviews identified intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of assets may not be recoverable. Recoverability of these assets is measured by comparison of their carrying value to future undiscounted cash flows the assets are expected to generate over their remaining economic lives. If such assets are considered to be impaired, the impairment to be recognized in earnings equals the amount by which the carrying value of the assets exceeds their fair market value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. In connection with the sale of its Baseband Chipset Business to MediaTek Inc., the Company wrote off $7.9 million of intangible assets against the gain realized by the Company on the sale. These assets had been classified as current assets of discontinued operations in fiscal 2007.
Intangible assets, which will continue to be amortized, consisted of the following:

	August 2, 2008		November 3, 2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Technology-based	$43,027	$27,677	$43,626	$23,303
Tradename	1,614	1,593	1,687	1,403
Customer Relationships	5,720	3,719	5,798	2,470
Other	6,550	6,550	6,582	6,364

Total	$56,911	$39,539	$57,693	$33,540

Intangible assets acquired prior to the third quarter of fiscal 2006 continue to be amortized on a straight-line basis over their estimated useful lives, which range from five to ten years. The intangible assets acquired during fiscal 2006 are being amortized over their estimated useful lives of two to five years using an accelerated method of amortization that is expected to reflect the estimated pattern of economic use. The remaining amortization expense will be recognized over a weighted-average period of approximately 1.4 years. Amortization expense was $2.4 million and $2.2 million for the three-month periods ended August 2, 2008 and August 4, 2007, respectively, and $7.5 million and $6.9 million for the nine-month periods ended August 2, 2008 and August 4, 2007, respectively.
The Company expects amortization expense for these intangible assets to be:

Fiscal	Amortization
Year	Expense
Remainder of 2008	$2,044
2009	$7,731
2010	$5,103
2011	$2,325
2012	$169

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
Net periodic pension cost of non-U.S. plans is presented in the following table:

	Three Months Ended
	August 2, 2008	August 4, 2007
Service cost	$2,467	$2,799
Interest cost	2,649	2,251
Expected return on plan assets	(3,187)	(2,428)
Amortization of prior service cost	2	2
Amortization of initial net asset	(11)	(10)
Amortization of net loss	48	206

Net periodic pension cost	$1,968	$2,820

	Nine Months Ended
	August 2, 2008	August 4, 2007
Service cost	$7,325	$8,267
Interest cost	7,828	6,704
Expected return on plan assets	(9,416)	(7,239)
Amortization of prior service cost	6	6
Amortization of initial net asset	(33)	(27)
Amortization of net loss	147	605

Net periodic pension cost	$5,857	$8,316

Pension contributions of $2.6 million and $7.1 million were made by the Company during the three and nine months ended August 2, 2008. The Company presently anticipates contributing an additional $1.7 million to fund its defined benefit pension plans in fiscal year 2008 for a total of $8.8 million.
Note 10 — Commitments and Contingencies
Settlement of the SEC’s Previously Announced Stock Option Investigation
On May 30, 2008, the Company and its President and CEO, Mr. Jerald G. Fishman, reached a settlement with the Securities and Exchange Commission, thereby concluding the Commission’s investigation into the Company’s stock option granting practices. Neither the Company nor Mr. Fishman admitted or denied any of the Commission’s allegations or findings.
As previously disclosed, the Commission concluded that: the appropriate grant date for the September 4, 1998 options should have been September 8, 1998 (which is one trading day later than the date that was used to price the options); the appropriate grant date for the November 30, 1999 options should have been November 29, 1999 (which is one trading day earlier than the date that was used to price the options); and the appropriate grant date for the July 18, 2001 options should have been July 26, 2001 (which is five trading days later than the date that was used to price the options). The Commission did not charge the Company or Mr. Fishman with any violation of law related to the granting of options prior to the release of favorable financial results.
In connection with the settlement, the Company consented to a cease-and-desist order under Section 10(b) of the Securities Exchange Act and Rule 10b-5 thereunder, agreed to pay a civil money penalty of $3 million, and repriced options granted to Mr. Fishman in 1999 and 2001. No other options granted by the Company were affected by the settlement. Mr. Fishman consented to a cease-and-desist order under Sections 17(a)(2) and (3) of the Securities Act, agreed to pay a civil money penalty of $1 million, and agreed to make a disgorgement payment of $450,000 (plus interest) with respect to options granted in 1998.
The Company determined that no restatement of its historical financial results is necessary due to the settlement.
Other Legal Proceedings
In May 2006, the Company received a document subpoena from the U.S. Attorney for the Southern District of New York requesting records from 2000 to the present relating to the Company’s granting of stock options. The Company believes that the options at issue in this matter are the same option grants which were the subject of investigation by the SEC. The Company has cooperated with the office of the U.S. Attorney in connection with this subpoena. The Company cannot predict the outcome of this matter, but believes the disposition of the matter will not have a material adverse effect on the Company or its financial position.
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
Note 11 — Revolving Credit Facility
A significant portion of the Company’s cash and short term investments balance is currently held outside the United States in various foreign subsidiaries. As the Company intends to reinvest certain of its foreign earnings indefinitely, this cash is not available to meet certain of the Company’s cash requirements in the United States, including for cash dividends and common stock repurchases. The Company entered into a five-year, $165 million unsecured revolving credit facility with certain institutional lenders in May of fiscal 2008 in order to supplement its occasional cash requirements in the United States. To date, the Company has not borrowed under this credit facility but the Company may borrow in the future and use the proceeds for support of commercial paper issuance, stock repurchases, dividend payments, acquisitions, capital expenditures, working capital and other lawful corporate purposes. Any advances under this credit agreement will accrue interest at rates that are equal to LIBOR plus a margin that is based on the Company’s leverage ratio. The terms of this facility also include financial covenants that require the Company to maintain a minimum interest coverage ratio and not exceed a maximum leverage ratio. The terms of the facility also impose restrictions on the Company’s ability to undertake certain transactions, to create certain liens on assets and to incur certain subsidiary indebtedness.

Note 12 — Common Stock Repurchase
The Company’s common stock repurchase program has been in place since August 2004. In the aggregate, the Board of Directors has authorized the Company to repurchase $4 billion of the Company’s common stock under the program. Under the program, the Company may repurchase outstanding shares of its common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of the Company’s Board of Directors, the repurchase program will expire when the Company has repurchased all shares authorized under the program. The Company repurchased approximately 0.8 million shares for approximately $27.6 million during the third quarter of fiscal 2008 and approximately 18.7 million shares for approximately $552.4 million during the first nine months of fiscal 2008. As of August 2, 2008, the Company had repurchased a total of approximately 113.8 million shares of its common stock for approximately $3.9 billion under this program and an additional $112.8 million remains under the current authorized program. The repurchased shares are held as authorized but unissued shares of common stock. The Company also from time to time repurchases shares in settlement of employee tax withholding obligations due upon the vesting of restricted stock or restricted stock units, or the exercise of stock options.
Note 13 — Discontinued Operations
On November 8, 2007, the Company entered into a purchase and sale agreement with certain subsidiaries of ON Semiconductor Corporation to sell the Company’s CPU voltage regulation and PC thermal monitoring business which consists of core voltage regulator products for the central processing unit in computing and gaming applications and temperature sensors and fan-speed controllers for managing the temperature of the central processing unit. During the first quarter of fiscal 2008, the Company completed the sale of this business for net cash proceeds of $138 million, which was net of other cash payments of approximately $1.4 million. The Company made final additional cash payments of approximately $2.2 million in the second quarter of fiscal 2008. In connection with the purchase and sale agreement, $7.5 million was placed into escrow, and was excluded from the gain calculations. The Company recorded a pre-tax gain in the first quarter of fiscal 2008 of $78 million, or $43 million net of tax, which was recorded as a gain on sale of discontinued operations. During the third quarter of fiscal 2008, additional proceeds were released from escrow and an additional pre-tax gain of $6.6 million, or $3.8 million net of tax, was recorded as a gain on sale of discontinued operations. Additionally, the Company entered into a one-year manufacturing supply agreement with a subsidiary of ON Semiconductor Corporation for an additional $37 million. The Company has allocated the proceeds from this arrangement based on the fair value of the two elements of this transaction: 1) the sale of a business and 2) the obligation to manufacture product for a one-year period. As a result, $85 million was recorded as a liability related to the manufacturing supply agreement, of which approximately $31 million was outstanding as of August 2, 2008. The liability is included in current liabilities of discontinued operations on the Company’s condensed consolidated balance sheet. The Company will record the revenue associated with this manufacturing supply agreement in discontinued operations over the next five months. As a result, the Company has classified inventory for these arrangements as current assets of discontinued operations. The Company may receive additional proceeds of up to $1 million, currently held in escrow, upon the resolution of certain contingent items, which would be recorded as additional gain from the sale of discontinued operations.
In September 2007, the Company entered into a definitive agreement to sell its Baseband Chipset Business to MediaTek Inc. The decision to sell the Baseband Chipset Business was due to the Company’s decision to focus its resources in areas where its signal processing expertise can provide unique capabilities and earn superior returns. On January 11, 2008, the Company completed the sale of its Baseband Chipset Business for net cash proceeds of $269 million. The cash proceeds received were net of a refundable withholding tax of $62 million and other cash payments of approximately $9 million. The Company made additional cash payments of $4.8 million during the second quarter of fiscal 2008, primarily related to transaction fees, and additional cash payments of $3 million during the third quarter of fiscal 2008 related to retention payments to employees that transferred to MediaTek Inc. The Company expects to make additional cash payments of approximately $2.5 million over the next three months, related to retention payments to employees that transferred to MediaTek Inc. and intellectual property license fees incurred by MediaTek Inc. The Company recorded a pre-tax gain in the first quarter of fiscal 2008 of $278 million, or $204 million net of tax, which is recorded as a gain on sale of discontinued operations. The Company may receive additional proceeds of up to $10 million, currently held in escrow, upon the resolution of certain contingent items, which would be recorded as additional gain from the sale of discontinued operations.

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
The Company will receive additional amounts under various transition service agreements entered into in connection with these dispositions over the next two quarters. The transition service agreements include manufacturing, engineering support and certain human resource services and information technology systems support. The Company has evaluated the nature of the transition services and has concluded the services will be primarily completed within the one-year assessment period and the Company does not have the ability to exert significant influence over the disposed businesses’ operating and financial policies. Accordingly, the Company has concluded that it does not have a significant continuing involvement with the disposed businesses and has presented the disposition of these businesses as discontinued operations pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.
The following amounts related to the CPU voltage regulation and PC thermal monitoring and Baseband Chipset businesses have been segregated from continuing operations and reported as discontinued operations and also include the revenue and costs of services provided under the manufacturing supply agreement.

	Three Months Ended
	August 2, 2008	August 4, 2007
Total revenue	$25,274	$62,881
Cost of sales	20,941	47,788
Research and development	(80)	20,469
Selling, marketing, general and administrative	(25)	2,473
Gain on sale of discontinued operations	(6,578)	—

Income (loss) before income taxes	11,016	(7,849)

Provision for (benefit from) income taxes	1,603	(2,878)

Income (loss) from discontinued operations, net of tax	$9,413	$(4,971)

	Nine Months Ended
	August 2, 2008	August 4, 2007
Total revenue	$93,767	$199,879
Cost of sales	73,479	147,020
Research and development	12,425	61,276
Selling, marketing, general and administrative	1,976	8,009
Gain on sale of discontinued operations	(362,594)	—

Income (loss) before income taxes	368,481	(16,426)

Provision for (benefit from) income taxes	107,003	(8,007)

Income (loss) from discontinued operations, net of tax	$261,478	$(8,419)

	August 2, 2008	November 3, 2007
Accounts receivable, net	$—	$34,575
Inventory	9,895	37,602
Property, plant and equipment, net	—	7,360
Intangibles, net	—	7,920

Total assets reclassified to current assets of discontinued operations	$9,895	$87,457

Refundable foreign withholding tax	$62,037	$—

Total assets reclassified to non-current assets of discontinued operations	$62,037	$—

Accounts payable	$1,950	$14,011
Income taxes payable	41,041	—
Deferred income on shipments to distributors	—	966
Liabilities associated with a manufacturing supply agreement	30,900	—
Accrued liabilities	2,540	9,176

Total liabilities reclassified to current liabilities of discontinued operations	$76,431	$24,153

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
On November 4, 2007 (the first day of its 2008 fiscal year), the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 differs from the prior standards in that it requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any benefit can be recorded in the financial statements. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. There were no changes to the Company’s liabilities for uncertain tax positions as a result of the adoption of FIN 48. As of August 2, 2008, the Company had $11.5 million of liabilities related to tax contingencies. In accordance with FIN 48, these liabilities are classified as non-current, and included in other non-current liabilities, because the Company believes that the ultimate payment or settlement of these liabilities will not occur within the next twelve months. Prior to the adoption of FIN 48, these amounts were included in current income tax payable. The $11.5 million liability for uncertain tax positions as of August 2, 2008 included $5.8 million for interest and penalties. If these tax positions were settled in the Company’s favor, these liabilities would be reversed and lower the Company’s effective tax rate in the period recorded. The Company includes interest and penalties related to unrecognized tax benefits within the provision for taxes in the condensed consolidated statements of income, and as a result, no change in classification was made upon adopting FIN 48. The condensed consolidated statements of income for the three- and nine-month periods ended August 2, 2008 include $0.3 million and $0.7 million, respectively, of interest and penalties related to these uncertain tax positions. Due to the complexity associated with its tax uncertainties, the Company cannot make a reasonably reliable estimate as to the period in which it expects to settle the liabilities associated with these uncertain tax positions.
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
During fiscal 2006, the IRS invited the Company to participate in the Compliance Assurance Process (CAP), which is a voluntary pilot program the IRS is conducting for a limited number of large business taxpayers. The objective of CAP is to reduce taxpayer burden associated with IRS audits while assuring the IRS of the accuracy of tax returns prior to filing. The Company participated in CAP for fiscal 2006 and 2007. Under the program, the IRS is expected to contemporaneously work with the Company to achieve federal tax compliance and resolve issues prior to the filing of a tax return. CAP is designed to eliminate or substantially reduce the need for post-filing examinations of future tax returns. For fiscal 2006, the IRS has completed the CAP but has not issued its final report. The IRS and the Company have agreed on the treatment of a number of issues that have been included in an Issue Resolutions Agreement related to the 2006 tax return. However, no agreement was reached on the tax treatment of a number of issues, including the same R&D credit and foreign manufacturing issues mentioned above related to fiscal 2004 and 2005. The IRS has not completed its audit of the pricing of intercompany sales (transfer pricing). The Company has not provided for any additional taxes in respect of the examination of the fiscal 2006 return. The CAP is still underway for fiscal 2007 and the IRS has not issued a report for fiscal 2007.
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
Note 15 — New Accounting Standards
     Hierarchy of Generally Accepted Accounting Principles
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. SFAS 162 is effective sixty days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company is currently evaluating the impact, if any, that SFAS 162 may have on the Company’s financial condition and results of operations.
     Derivative Instruments and Hedging Activities
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires entities to provide enhanced disclosures about how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact, if any, that SFAS 161 may have on the Company’s financial condition and results of operations. The adoption of SFAS 161 will change the Company’s disclosures for derivative instruments and hedging activities beginning in the second quarter of fiscal year 2009.
     Business Combinations
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141(R)). SFAS 141(R) requires an acquiring entity in a business combination to recognize the assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at their fair value on the acquisition date. It further requires that acquisition-related costs and restructuring costs be recognized separately from the acquisition. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, which is the Company’s fiscal year 2010. The Company is currently evaluating the impact, if any, that SFAS 141 (R) may have on the Company’s financial condition and results of operations. The adoption of SFAS 141(R) will change the Company’s accounting treatment for business combinations on a prospective basis beginning in the first quarter of fiscal year 2010.

     Noncontrolling Interests
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160). SFAS 160 clarifies that a noncontrolling or minority interest in a subsidiary is considered an ownership interest and, accordingly, requires all entities to report such interests in subsidiaries as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning after December 15, 2008, which is the Company’s fiscal year 2010. The Company is currently evaluating the impact, if any, that SFAS 160 may have on the Company’s financial condition and results of operations.
     Accounting for Financial Assets and Financial Liabilities
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007, which is the Company’s fiscal year 2009. The Company is currently evaluating the impact, if any, that SFAS 159 may have on the Company’s financial condition and results of operations.
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
Note 16 — Subsequent Event
On August 18, 2008, the Company’s Board of Directors declared a cash dividend of $0.20 per outstanding share of common stock. The dividend will be paid on September 17, 2008 to all shareholders of record at the close of business on August 29, 2008.

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
We sold our baseband chipset business and related support operations, or Baseband Chipset Business, to MediaTek Inc. and sold our CPU voltage regulation and PC thermal monitoring business to certain subsidiaries of ON Semiconductor Corporation during the first quarter of fiscal 2008. We have reflected the financial results of these businesses as discontinued operations in the consolidated statements of income for all periods presented. The assets and liabilities related to these businesses are reflected as assets and liabilities of discontinued operations in the consolidated balance sheets as of August 2, 2008 and November 3, 2007. The historical results of operations of these businesses have been segregated from our consolidated financial statements and are included in income (loss) from discontinued operations, net of tax in the consolidated statements of income. Unless otherwise noted, this Management’s Discussion and Analysis relates only to financial results from continuing operations.
Results of Operations
(all tabular amounts in thousands except per share amounts and percentages)
Overview

	Three Months Ended		Nine Months Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Total revenue	$658,986	$617,431	$1,922,235	$1,841,179
Gross margin %	61.0%	60.5%	61.1%	61.6%
Income from continuing operations, net of tax	$129,195	$125,406	$380,935	$407,437
Income from continuing operations, net of tax as a % of total revenue	19.6%	20.3%	19.8%	22.1%
Diluted EPS from continuing operations	$0.44	$0.38	$1.28	$1.20
Diluted EPS	$0.47	$0.37	$2.15	$1.18
Fiscal 2008 is a 52-week year and fiscal 2007 was a 53-week year. The additional week in fiscal 2007 was included in the first quarter ended February 3, 2007. Therefore, the first nine months of fiscal 2007 included an additional week of operations as compared to the first nine months of fiscal 2008.

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

	Three Months Ended			Three Months Ended
	August 2, 2008			August 4, 2007
		% of			% of
		Total			Total
		Product			Product
	Revenue	Revenue	Y/Y%	Revenue	Revenue
Industrial	$326,984	50%	10%	$298,049	48%
Communications	163,762	25%	11%	148,011	24%
Consumer	134,677	20%	(1%)	136,145	22%
Computer	33,563	5%	(5%)	35,226	6%

Total Product Revenue	$658,986	100%	7%	$617,431	100%

	Nine Months Ended			Nine Months Ended
	August 2, 2008			August 4, 2007*
		% of			% of
		Total			Total
		Product			Product
	Revenue	Revenue	Y/Y%	Revenue	Revenue
Industrial	$957,693	50%	7%	$894,004	49%
Communications	474,682	25%	16%	407,927	23%
Consumer	394,177	20%	(0%)	394,727	22%
Computer	95,683	5%	(13%)	109,521	6%

Total Product Revenue	$1,922,235	100%	6%	$1,806,179	100%

Revenue from one-time IP license	—			35,000

Total Revenue	$1,922,235			$1,841,179

*	Fiscal 2008 is a 52-week year and fiscal 2007 was a 53-week year. The additional week in fiscal 2007 was included in the first quarter ended February 3, 2007. Therefore, the first nine months of fiscal 2007 included an additional week of operations as compared to the first nine months of fiscal 2008.

Industrial — The year-to-year increases in both the three- and nine-month periods were primarily the result of revenue growth in products sold into the automotive sector of this end market and, to a lesser extent, the instrumentation and defense sectors of this end market. These increases were partially offset by a decline in revenue from the automatic test equipment portion of this end market.
Communications — The year-to-year increase in the three-month period was primarily the result of revenue growth in sales of analog products used in wireless handsets and optical applications, partially offset by a decline in sales of products used in basestations. The year-to-year increase in the nine-month period was primarily the result of revenue growth in sales of analog products used in wireless handsets, basestations and optical applications.
Consumer — There were no significant changes in revenue in the consumer end market during the three- and nine-month periods of fiscal 2008 as compared to the same periods of fiscal 2007.
Computer — The year-to-year decreases in both the three- and nine-month periods were primarily the result of broad-based declines in sales of our products into this end market.
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

	Three Months Ended			Three Months Ended
	August 2, 2008			August 4, 2007
		% of			% of
		Total			Total
		Product			Product
	Revenue	Revenue	Y/Y%	Revenue	Revenue
Converters	$302,763	46%	8%	$281,001	46%
Amplifiers	150,923	23%	5%	144,103	23%
Other analog	100,004	15%	(0%)	100,279	16%

Subtotal analog signal processing	553,690	84%	5%	525,383	85%
Power management & reference	36,674	6%	20%	30,439	5%

Total analog products	$590,364	90%	6%	$555,822	90%

General purpose DSP	60,521	9%	14%	52,992	9%
Other DSP	8,101	1%	(6%)	8,617	1%

Total digital signal processing	$68,622	10%	11%	$61,609	10%

Total Product Revenue	$658,986	100%	7%	$617,431	100%

	Nine Months Ended			Nine Months Ended
	August 2, 2008			August 4, 2007**
		% of			% of
		Total			Total
		Product			Product
	Revenue	Revenue	Y/Y%	Revenue	Revenue
Converters	$881,530	46%	8%	$818,502	45%
Amplifiers	439,755	23%	5%	419,018	23%
Other analog	300,073	16%	2%	295,261	17%

Subtotal analog signal processing	1,621,358	85%	6%	1,532,781	85%
Power management & reference	104,789	5%	14%	91,818	5%

Total analog products	$1,726,147	90%	6%	$1,624,599	90%

General purpose DSP	173,921	9%	10%	158,305	9%
Other DSP	22,167	1%	(5%)	23,275	1%

Total digital signal processing	$196,088	10%	8%	$181,580	10%

Total Product Revenue	$1,922,235	100%	6%	$1,806,179	100%

Revenue from one-time IP license*	—			35,000

Total Revenue	$1,922,235			$1,841,179

*	During the first quarter of fiscal 2007, we recorded revenue of $35 million received in exchange for licensing of certain intellectual property rights to a third party.

**	Fiscal 2008 is a 52-week year and fiscal 2007 was a 53-week year. The additional week in fiscal 2007 was included in the first quarter ended February 3, 2007. Therefore, the first nine months of fiscal 2007 included an additional week of operations as compared to the first nine months of fiscal 2008.
Our sales increases in the three- and nine-month periods in fiscal 2008 as compared to the same periods in fiscal 2007 were the result of a broad-based increase in sales across many of our product categories. The increase in sales of converters and amplifiers was primarily attributable to an increase in demand for our products used in the industrial and communications end markets.
Revenue Trends by Geographic Region
Product revenue by geographic region, based upon customer location, for the three- and nine-month periods ended August 2, 2008 and August 4, 2007 was as follows:

	Three Months Ended		Nine Months Ended
Region	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
United States	$131,168	$132,076	$393,921	$414,056
Rest of North and South America	25,433	20,523	70,578	60,293
Europe	177,881	148,284	509,347	438,078
Japan	128,457	127,040	380,940	372,911
China	103,632	90,010	284,358	236,109
Rest of Asia	92,415	99,498	283,091	284,732

Total Product Revenue	$658,986	$617,431	$1,922,235	$1,806,179

The predominant countries comprising “Rest of North and South America” are Canada and Mexico. The predominant countries comprising European operations are Germany, France and the United Kingdom. The predominant country comprising “Rest of Asia” is Korea.

Gross Margin

	Three Months Ended		Nine Months Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Gross margin	$401,794	$373,492	$1,173,618	$1,134,384
Gross margin %	61.0%	60.5%	61.1%	61.6%
Gross margin percentage was higher by 50 basis points in the third quarter of fiscal 2008 as compared to the third quarter of fiscal 2007 primarily as a result of an increase in sales of products used in the industrial and communications end markets, which earn relatively higher gross margins than our average margin.
Gross margin percentage was lower by 50 basis points in the nine months ended August 2, 2008 as compared to the same period of fiscal 2007. Gross margin percentage in the nine months ended August 4, 2007 was higher primarily as a result of the recording of $35 million we received in exchange for the licensing of certain intellectual property rights to a third party with no associated cost of sales.
Stock-Based Compensation Expense
During the first quarter of fiscal 2006, on October 30, 2005, we adopted the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, using the modified prospective application method. Compensation cost is calculated on the date of grant using the fair value of the options as calculated using the Black-Scholes option pricing model. As of August 2, 2008, the total compensation cost related to unvested awards not yet recognized in the statement of income was approximately $131.1 million (before tax consideration), which will be recognized over a weighted average period of 1.7 years. See Note 3 in the Notes to our Condensed Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q for further information regarding our adoption of SFAS 123R.
Research and Development

	Three Months Ended		Nine Months Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
R&D expenses	$135,837	$128,093	$400,029	$377,866
R&D expenses as a % of product revenue	20.6%	20.7%	20.8%	20.9%
Research and development, or R&D, expenses increased $7.7 million, or 6%, in the third quarter of fiscal 2008 as compared to the third quarter of fiscal 2007. This increase was primarily the result of higher employee salary, benefit and bonus expenses, which were partially offset by lower employee stock option expense.
R&D expenses increased $22.2 million, or 6%, in the first nine months of fiscal 2008 as compared to the same period of fiscal 2007. This increase was primarily the result of higher employee salary, benefit and bonus expenses, which was partially offset by one less week of operations in the first quarter of fiscal 2008 than in the first quarter of fiscal 2007 and lower employee stock option expense.
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

Selling, Marketing, General and Administrative

	Three Months Ended		Nine Months Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
SMG&A expenses	$104,767	$99,906	$309,301	$292,096
SMG&A expenses as a % of product revenue	15.9%	16.2%	16.1%	16.2%
Selling, marketing, general and administrative, or SMG&A, expenses increased $4.9 million, or 5%, in the third quarter of fiscal 2008 as compared to the third quarter of fiscal 2007. This increase was primarily the result of higher employee salary, benefit and bonus expenses, which were partially offset by lower legal expenses and lower employee stock option expense.
SMG&A expenses increased $17.2 million, or 6%, in the first nine months of fiscal 2008 as compared to the first nine months of fiscal 2007. This increase was primarily the result of higher employee salary, benefit and bonus expenses, which were partially offset by lower employee stock option expense and one less week of operations in the first quarter of fiscal 2008 than in the first quarter of fiscal 2007.
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
The employment of all employees included in this action has been terminated and amounts owed to employees for severance are being paid out as income continuance. We do not expect to incur any further charges related to this reorganization action. These organizational changes, which were fully implemented in the fourth quarter of fiscal 2007, have resulted in savings of approximately $30 million per year. These annual savings include: approximately $17 million in R&D expenses, approximately $10 million in SMG&A expenses and approximately $3 million in cost of sales. As this action was completed during fiscal 2007, a portion of these savings are reflected in our results for fiscal 2007 and for the first nine months of fiscal 2008.
Fourth Quarter of Fiscal 2007 Special Charges
     Consolidation of a Wafer Fabrication Facility in Limerick
During the fourth quarter of fiscal 2007, we recorded a special charge of $13.7 million as a result of our decision to only use eight-inch technology at our wafer fabrication facility in Limerick. Certain manufacturing processes and products produced on the Limerick facility’s six-inch production line will transition to our existing eight-inch production line in Limerick while others will transition to external foundries. The charge is for severance and fringe benefit costs recorded pursuant to SFAS 88 under our ongoing benefit plan for 150 manufacturing employees. Production is expected to cease in the six-inch wafer fabrication facility during the first half of 2009, at which time the employment of the affected employees will be terminated. These employees must continue to be employed until their employment is involuntarily terminated in order to receive the severance benefit. We expect to incur additional closure expenses related to this action over the next four quarters totaling approximately $3 million. In accordance with SFAS 146, these costs will be expensed as incurred. As of August 2, 2008, 146 of the 150 employees included in this cost reduction action were still employed by us. These employees must continue to be employed until their employment is involuntarily terminated in order to receive the severance benefit. The closure of this facility is estimated to result in annual cost savings of approximately $25 million per year, expected to start during the second quarter of fiscal 2009. These annual savings will be in cost of sales, of which approximately $1 million relates to non-cash depreciation savings.

     Reduction of Overhead Infrastructure Costs
During the fourth quarter of fiscal 2007, we decided to either deemphasize or exit certain businesses or products and focus investments in products and end markets where we have better opportunities for profitable growth. In September 2007, we entered into a definitive agreement to sell our Baseband Chipset Business. As a result, we decided to reduce the support infrastructure in manufacturing, engineering and SMG&A to more appropriately reflect our required overhead structure. Consequently, during the fourth quarter of fiscal 2007, we recorded a special charge of $12.3 million, of which $10.7 million was for severance and fringe benefit costs recorded pursuant to SFAS 88 under our ongoing benefit plan or statutory requirements at foreign locations for 25 manufacturing employees and 127 engineering and selling, marketing, general and administrative employees. The remaining $1.6 million was for contract termination costs related to a license agreement associated with products we will no longer develop and for which there is no future alternative use. As of August 2, 2008, 10 of the 152 employees included in this cost reduction action were still employed by us. These employees must continue to be employed until their employment is involuntarily terminated in order to receive the severance benefit. These cost reduction actions, which were substantially completed in the second quarter of fiscal 2008, are expected to result in savings of approximately $15 million per year. These savings are expected to be realized as follows: approximately $7 million in R&D expenses, approximately $6 million in SMG&A expenses and approximately $2 million in cost of sales. A portion of these savings is reflected in our results for the first nine months of fiscal 2008.
Operating Income from Continuing Operations

	Three Months Ended		Nine Months Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Operating income from continuing operations	$161,190	$145,493	$464,288	$449,110
Operating income from continuing operations as a % of total revenue	24.5%	23.6%	24.2%	24.4%
The $15.7 million increase in operating income from continuing operations in the third quarter of fiscal 2008 as compared to the third quarter of fiscal 2007 was primarily the result of an increase in revenue of $41.6 million and a 50 basis point increase in gross margin percentage. This increase in operating income from continuing operations was partially offset by an increase in operating expenses as more fully described above under the headings Research and Development and Selling, Marketing, General and Administrative.
The $15.2 million increase in operating income from continuing operations in the first nine months of fiscal 2008 as compared to the same period of fiscal 2007 was primarily the result of an increase in revenue of $81.1 million and, to a lesser extent, a decrease in special charges of $15.3 million. These increases in operating income from continuing operations were partially offset by a 50 basis point decrease in gross margin percentage, an increase in operating expenses as more fully described above under the headings Research and Development and Selling, Marketing, General and Administrative, and the fact that the first nine months of fiscal 2007 included $35 million in non-product revenue that we received in exchange for the licensing of certain intellectual property rights to a third party with no associated cost of sales.
Nonoperating (Income) Expense

	Three Months Ended		Nine Months Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Interest income	$(8,205)	$(17,721)	$(31,400)	$(63,429)
Other expense (income), net	664	1,272	951	(16,414)

Total nonoperating income	$(7,541)	$(16,449)	$(30,449)	$(79,843)

Nonoperating income was lower by $8.9 million in the third quarter of fiscal 2008 as compared to the third quarter of fiscal 2007 primarily due to lower interest rates and, to a lesser extent, lower invested cash balances in the third quarter of fiscal 2008 as compared to the third quarter of fiscal 2007.
Nonoperating income was lower by $49.4 million in the first nine months of fiscal 2008 as compared to the same period of fiscal 2007 primarily as a result of lower interest rates and, to a lesser extent, lower invested cash balances in the first nine months of fiscal 2008 as compared to the first nine months of fiscal 2007. In addition, the first nine months of fiscal 2007 included $10.5 million we received as part of a litigation settlement and a $7.9 million gain from the sale of an investment.
Provision for Income Taxes

	Three Months Ended		Nine Months Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Provision for income taxes	$39,536	$36,536	$113,802	$121,735
Effective income tax rate	23.4%	22.6%	23.0%	23.0%
Our effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where our income is earned. Our effective tax rate for the third quarter of fiscal 2008 was higher by 80 basis points compared to our effective tax rate for the third quarter of fiscal 2007. The increase was primarily the result of the expiration of the U.S. federal research and development tax credit in the first quarter of fiscal 2008.
There was no overall change in our effective tax rate for the first nine months of fiscal 2008 as compared to our effective tax rate for the first nine months of fiscal 2007. The 2007 tax rate included tax expense related to the finalization of the accounting for a 2006 acquisition and the following transactions, which were taxed at the higher U.S. tax rate: the one-time receipt of $35 million associated with the licensing of intellectual property to a third party, $19 million we received from a settlement of litigation and the $7.9 million gain on the sale of an investment. These items, which had the effect of increasing the 2007 tax rate, were partially offset by a $9.9 million cumulative adjustment related to the application of the U.S. federal research and development tax credit to a portion of our fiscal 2006 results. Additionally, this credit that was available during fiscal 2007 expired during the first quarter of fiscal 2008.
Income from Continuing Operations, net of tax

	Three Months Ended		Nine Months Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Income from continuing operations, net of tax	$129,195	$125,406	$380,935	$407,437
Income from continuing operations, net of tax as a % of total revenue	19.6%	20.3%	19.8%	22.1%
Diluted EPS from continuing operations	$0.44	$0.38	$1.28	$1.20
Income from continuing operations, net of tax, in the third quarter of fiscal 2008 was higher than in the third quarter of fiscal 2007 by approximately $3.8 million primarily as a result of the $15.7 million increase in operating income partially offset by the $8.9 million decrease in nonoperating income and a higher provision for income taxes in the third quarter of fiscal 2008.
Income from continuing operations, net of tax, in the first nine months of fiscal 2008 was lower than in the first nine months of fiscal 2007 by approximately $26.5 million primarily as a result of the $49.4 million decrease in nonoperating income partially offset by a $15.2 million increase in operating income from continuing operations and a lower provision for income taxes in the first nine months of fiscal 2008.

Discontinued Operations

	Three Months Ended		Nine Months Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Income (loss) from discontinued operations, net of tax	$5,611	$(4,971)	$10,693	$(8,419)
Gain on sale of discontinued operations, net of tax	3,802	—	250,785	—

Total income (loss) from discontinued operations, net of tax	$9,413	$(4,971)	$261,478	$(8,419)

Diluted EPS from discontinued operations	$0.03	$(0.02)	$0.88	$(0.02)

We sold our Baseband Chipset Business to MediaTek Inc. and our CPU voltage regulation and PC thermal monitoring business to certain subsidiaries of ON Semiconductor Corporation during the first quarter of fiscal 2008. Accordingly, the results of the operations of these businesses have been presented as discontinued operations within the consolidated financial statements in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.
Outlook
Our operating plan for the fourth quarter of fiscal 2008 is for revenue to be in the range of $659 to $679 million, or equal to or up 3% from the third quarter of fiscal 2008. On a year-over-year basis, this range represents a revenue increase of 6% to 9% for the fourth quarter of fiscal 2008. Our plan is for gross margin to be approximately 61%, with results dependent on the actual mix of business we achieve and for operating expenses in the fourth quarter of fiscal 2008 to remain relatively flat to the third quarter of fiscal 2008. If our operating plan is achieved for the fourth quarter of fiscal 2008, diluted EPS from continuing operations is expected to be approximately $0.44 to $0.46 and diluted EPS from discontinued operations is expected to be approximately $0.02.
Liquidity and Capital Resources

	Nine Months Ended
	August 2, 2008	August 4, 2007
Net cash provided by operations	$527,110	$637,515
Net cash provided by operations as a % of total revenue	27.4%	34.6%
At August 2, 2008, cash, cash equivalents and short-term investments totaled $1,277.6 million, an increase of $196.4 million from the fourth quarter of fiscal 2007. The primary sources of funds for the first nine months of fiscal 2008 were net proceeds from the sale of two businesses of $403.2 million, net cash generated from operating activities of $527.1 million (which includes a tax payment of $67.3 million related to the gain on the sale of two businesses that we sold during the first quarter of fiscal 2008) and proceeds of $83.0 million from our various employee stock plans. The principal uses of funds for the first nine months of fiscal 2008 were the repurchase of approximately 18.7 million shares of our common stock for an aggregate of $552.4 million, dividend payments of $164.4 million and capital expenditures of $110.0 million. The $67.3 million tax payment related to the sale of the two businesses is reflected in the statement of cash flows as a decrease in net cash provided by operating activities. Under SFAS No. 95, “Statement of Cash Flows,” all income tax payments are included in determining net cash flow from operating activities but the cash received from the sale of the businesses must be reported as an investing cash flow.

	August 2, 2008	November 3, 2007
Accounts receivable	$326,456	$323,777
Days sales outstanding	45	47
Inventory	$309,870	$324,373
Days cost of sales in inventory	110	119
Accounts receivable at August 2, 2008 increased $2.7 million, or 1%, from the end of the fourth quarter of fiscal 2007. The increase in receivables was primarily related to higher shipments in the last month of the third quarter of fiscal 2008 as compared to the last month of the fourth quarter of fiscal 2007. Inventory at August 2, 2008 decreased by $14.5 million, or 4%, from the end of fiscal 2007. The decrease in inventory is primarily a result of our continued efforts to balance production, demand and inventory levels.

Net additions to property, plant and equipment were $110.0 million in the first nine months of fiscal 2008 and were funded with a combination of cash on hand and cash generated from operations. Capital expenditures are expected to be approximately $160 million in fiscal 2008.
On August 18, 2008, our Board of Directors declared a cash dividend of $0.20 per outstanding share of our common stock. The dividend is payable on September 17, 2008 to shareholders of record on August 29, 2008 and is expected to be approximately $58 million in the aggregate. The payment of future dividends, if any, will be based on several factors including our financial performance, outlook and liquidity. Quarterly dividends are expected to continue at $0.20 per share, although they remain subject to declaration or change by our Board of Directors.
At August 2, 2008, our principal source of liquidity was $1,277.6 million of cash and cash equivalents and short-term investments. As of August 2, 2008, approximately $116.0 million of our cash and cash equivalents and short-term investments were held in the United States. The balance of our cash and cash equivalents and short-term investments was held outside the United States in various foreign subsidiaries. As we intend to reinvest certain of our foreign earnings indefinitely, this cash is not available to meet certain of our cash requirements in the United States, including for cash dividends and common stock repurchases. As a result, we entered into a five-year $165 million unsecured revolving credit facility in May 2008 in order to supplement our occasional cash requirements in the United States. To date, we have not borrowed under this credit facility but we may borrow in the future and use the proceeds for support of commercial paper issuance, stock repurchases, dividend payments, acquisitions, capital expenditures, working capital and other lawful corporate purposes.
We believe that our existing sources of liquidity and cash expected to be generated from future operations, together with existing and anticipated available long-term financing, will be sufficient to fund operations, capital expenditures, research and development efforts, dividend payments (if any) and purchases of stock (if any) under our stock repurchase program for at least the next twelve months and thereafter for the foreseeable future.
Contractual Obligations
There have not been any material changes to the amounts presented in the table summarizing our contractual obligations that was included in our Annual Report on Form 10-K for the year ended November 3, 2007.
As of August 2, 2008, the total liabilities associated with uncertain tax positions under FIN 48 was $11.5 million, which are included in “Other non-current liabilities,” as a result of our adoption of FIN 48. Due to the complexity associated with our tax uncertainties, we cannot make a reasonably reliable estimate of the period in which we expect to settle the non-current liabilities associated with these uncertain tax positions. Therefore, we are not updating the amounts included in the contractual obligations table to include these uncertain tax positions.
New Accounting Pronouncements
     Hierarchy of Generally Accepted Accounting Principles
In May 2008, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. SFAS 162 is effective sixty days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We are currently evaluating the impact, if any, that SFAS 162 may have on our financial condition and results of operations.
     Derivative Instruments and Hedging Activities
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires entities to provide enhanced disclosures about how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact, if any, that SFAS 161 may have on our financial condition and results of operations. The adoption of SFAS 161 will change our disclosures for derivative instruments and hedging activities beginning in the second quarter of fiscal year 2009.
     Business Combinations
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141(R)). SFAS 141(R) requires an acquiring entity in a business combination to recognize the assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at their fair value on the acquisition date. It further requires that acquisition-related costs and restructuring costs be recognized separately from the acquisition. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, which is our fiscal year 2010. We are currently evaluating the impact, if any, that SFAS 141(R) may have on our financial condition and results of operations. The adoption of SFAS 141(R) will change our accounting treatment for business combinations on a prospective basis beginning in the first quarter of fiscal year 2010.
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
     Accounting for Financial Assets and Financial Liabilities
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007, which is our fiscal year 2009. We are currently evaluating the impact, if any, that SFAS 159 may have on our financial condition and results of operations.
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
ITEM 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Analog’s disclosure controls and procedures as of August 2, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of August 2, 2008, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in Internal Control over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended August 2, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
Settlement of the SEC’s Previously Announced Stock Option Investigation
On May 30, 2008, we and our President and CEO, Mr. Jerald G. Fishman, reached a settlement with the Securities and Exchange Commission, thereby concluding the Commission’s investigation into our stock option granting practices. Neither we nor Mr. Fishman admitted or denied any of the Commission’s allegations or findings.
As previously disclosed, the Commission concluded that: the appropriate grant date for the September 4, 1998 options should have been September 8, 1998 (which is one trading day later than the date that was used to price the options); the appropriate grant date for the November 30, 1999 options should have been November 29, 1999 (which is one trading day earlier than the date that was used to price the options); and the appropriate grant date for the July 18, 2001 options should have been July 26, 2001 (which is five trading days later than the date that was used to price the options). The Commission did not charge us or Mr. Fishman with any violation of law related to the granting of options prior to the release of favorable financial results.
In connection with the settlement, we consented to a cease-and-desist order under Section 10(b) of the Securities Exchange Act and Rule 10b-5 thereunder, agreed to pay a civil money penalty of $3 million, and repriced options granted to Mr. Fishman in 1999 and 2001. No other options granted by us were affected by the settlement. Mr. Fishman consented to a cease-and-desist order under Sections 17(a)(2) and (3) of the Securities Act, agreed to pay a civil money penalty of $1 million, and agreed to make a disgorgement payment of $450,000 (plus interest) with respect to options granted in 1998.
We determined that no restatement of our historical financial results is necessary due to the settlement.
Other Legal Proceedings
In May 2006, we received a document subpoena from the U.S. Attorney for the Southern District of New York requesting records from 2000 to the present relating to our granting of stock options. We believe that the options at issue in this matter are the same option grants which were the subject of investigation by the SEC. We have cooperated with the office of the U.S. Attorney in connection with this subpoena. We cannot predict the outcome of this matter, but believe the disposition of the matter will not have a material adverse effect on us or our financial position.
On October 13, 2006, a purported class action complaint was filed in the United States District Court for the District of Massachusetts on behalf of participants in our Investment Partnership Plan from October 5, 2000 to the present. The complaint named us, certain of our officers and directors, and our Investment Partnership Plan Administration Committee as defendants. The complaint alleges purported violations of federal law in connection with our option granting practices during the years 1998, 1999, 2000, and 2001, including breaches of fiduciary duties owed to participants and beneficiaries of our Investment Partnership Plan under the Employee Retirement Income Security Act. The complaint seeks unspecified monetary damages, as well as equitable and injunctive relief. We intend to vigorously defend against these allegations. On November 22, 2006, we and the individual defendants filed motions to dismiss the complaint. On January 8, 2007, the Plaintiff filed memoranda in opposition. On January 22, 2007, we and the individual defendants filed further memoranda in support of the motions to dismiss. The court heard our motion to dismiss on January 30, 2008, but has not yet issued a ruling. Although we believe we have meritorious defenses to the asserted claims, we are unable at this time to predict the outcome of this proceeding.
ITEM 1A. Risk Factors
Set forth below and elsewhere in this report and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. The description below includes any material changes to and supersedes the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended November 3, 2007 and “Part II, Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended May 3, 2008.

Our future revenue, gross margins, operating results and net income are difficult to predict and may materially fluctuate.
Our future revenue, gross margins, operating results and net income are difficult to predict and may be materially affected by a number of factors, including:
•	changes in customer demand for our products and for end products that incorporate our products;

•	the timing of new product announcements or introductions by us, our customers or our competitors;

•	competitive pricing pressures;

•	fluctuations in manufacturing yields, adequate availability of wafers and other raw materials, and manufacturing, assembly and test capacity;

•	any significant decline in our backlog;

•	the timing, delay or cancellation of significant customer orders and our ability to manage inventory;

•	our ability to hire, retain and motivate adequate numbers of engineers and other qualified employees to meet the demands of our customers;

•	changes in geographic, product or customer mix;

•	our ability to utilize our manufacturing facilities at efficient levels;

•	potential significant litigation-related costs;

•	the difficulties inherent in forecasting future operating expense levels, including with respect to costs associated with labor, utilities, transportation and raw materials;

•	the costs related to compliance with increasing worldwide environmental regulations;

•	changes in our effective tax rates in the United States, Ireland or worldwide;

•	the effects of adverse economic conditions in the United States and international markets; and

•	the effects of public health emergencies, natural disasters, security risks, terrorist activities, international conflicts and other events beyond our control.
In addition, the semiconductor market has historically been cyclical and subject to significant economic downturns. Our business is subject to rapid technological changes and there can be no assurance, depending on the mix of future business, that products stocked in inventory will not be rendered obsolete before we ship them. As a result of these and other factors, there can be no assurance that we will not experience material fluctuations in future revenue, gross margins, operating results and net income on a quarterly or annual basis. In addition, if our revenue, gross margins, operating results and net income do not meet the expectations of securities analysts or investors, the market price of our common stock may decline.
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
Our success significantly depends on our continued ability to improve our products and develop and market innovative new products. Product development, innovation and enhancement is often a complex, time-consuming and costly process involving significant investment in research and development, with no assurance of return on investment. There can be no assurance that we will be able to develop and introduce new and improved products in a timely or efficient manner or that new and improved products, if developed, will achieve market acceptance. Our products generally must conform to various evolving and sometimes competing industry standards, which may adversely affect our ability to compete in certain markets or require us to incur significant costs. In addition, our customers generally impose very high quality and reliability standards on our products, which often change and may be difficult or costly to satisfy. Any inability to satisfy such customer quality standards or comply with industry standards and technical requirements may adversely affect demand for our products and our results of operations. In addition, our growth is dependent on our continued ability to identify and penetrate new markets where we have limited experience and competition is intense. Also, some of our customers in these markets are less established, which could subject us to increased credit risk. There can be no assurance that the markets we serve will grow in the future, that our existing and new products will meet the requirements of these markets, that our products will achieve customer acceptance in these markets, that competitors will not force price reductions or take market share from us, or that we can achieve or maintain adequate gross margins or profits in these markets. Furthermore, a decline in demand in one or several of our end-user markets could have a material adverse effect on the demand for our products and our results of operations.
We may not be able to compete successfully in markets within the semiconductor industry in the future.
We face intense technological and pricing competition in the semiconductor industry, and we expect such competition to increase in the future. Many other companies offer products that compete with our products. Some have greater financial, manufacturing, technical and marketing resources than we have. Some of our competitors may have better established supply or development relationships with our current and potential customers. Our competitors also include emerging companies selling specialized products in markets we serve. Competition is generally based on design and quality of products, product performance, features and functionality, and product pricing, availability and capacity, with the relative importance of these factors varying among products, markets and customers. Existing or new competitors may develop products or technologies that more effectively address the demands of our customers and markets with enhanced performance, features and functionality, lower power requirements, greater levels of integration or lower cost. Increased competition in certain markets has resulted in and may continue to result in declining average selling prices, reduced gross margins and loss of market share in such markets. There can be no assurance that we will be able to compete successfully in the future against existing or new competitors, or that our operating results will not be adversely affected by increased competition.
We rely on third-party subcontractors and manufacturers for some industry-standard wafers and assembly and test services, and generally cannot control their availability or conditions of supply.
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
We may not be able to satisfy sufficiently the demand for our products, while increased production may lead to overcapacity and lower prices.
The cyclical nature of the semiconductor industry has resulted in periods when demand for our products has increased or decreased rapidly. During periods of rapid increases in demand, our available capacity may not be sufficient to satisfy the demand. In addition, we may not be able to expand our workforce and operations in a sufficiently timely manner, procure adequate resources, or locate suitable third-party suppliers, to respond effectively to changes in demand for our existing products or to the demand for new products requested by our customers, and our current or future business could be materially and adversely affected. Conversely, if we expand our operations and workforce too rapidly or procure excessive resources in anticipation of increased demand for our products, and such demand does not materialize at the pace at which we expect, or declines, our operating results may be adversely affected as a result of increased operating expenses, reduced margins, underutilization of capacity or asset impairment charges. These capacity expansions by us and other semiconductor manufacturers could also lead to overcapacity in our target markets which could lead to price erosion that would adversely impact our operating results.
Our semiconductor products are complex and may contain defects which could result in significant costs, claims and damage to our reputation, and adversely affect the market acceptance of our products.
Semiconductor products are highly complex and may contain defects when they are first introduced or as new versions are developed. We invest significant resources in the testing of our products; however, if any of our products contain defects, we may be required to incur additional development and remediation costs, pursuant to warranty and indemnification provisions in our customer contracts and purchase orders. These problems may divert our technical and other resources from other product development efforts and could result in claims against us by our customers or others, including liability for costs associated with product recalls, which may adversely impact our operating results. There can be no assurance that we are adequately insured to protect against all such claims. If any of our products contains defects, or has reliability, quality or compatibility problems, our reputation may be damaged, which could make it more difficult for us to sell our products to existing and prospective customers and could adversely affect our operating results.
We have manufacturing processes that utilize a substantial amount of technology as the fabrication of integrated circuits is a highly complex and precise process. Minute impurities, contaminants in the manufacturing environment, difficulties in the fabrication process, defects in the masks used in the wafer manufacturing process, manufacturing equipment failures, wafer breakage or other factors can cause a substantial percentage of wafers to be rejected or numerous dice on each wafer to be nonfunctional. While we have significant expertise in semiconductor manufacturing, it is possible that some processes could become unstable. This instability could result in manufacturing delays and product shortages, which could have a material adverse effect on our operating results.
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
The semiconductor industry is characterized by frequent claims and litigation involving patent and other intellectual property rights, including claims arising under our contractual obligations to indemnify our customers. From time to time, we receive claims from third parties asserting that our products or processes infringe their patents or other intellectual property rights. In the event a third party makes a valid intellectual property claim against us and a license is not available to us on commercially reasonable terms, or at all, we could be forced either to redesign or to stop production of products incorporating that intellectual property, and our operating results could be materially and adversely affected. Litigation may be necessary to enforce our patents or other of our intellectual property rights or to defend us against claims of infringement, and this litigation could be costly and divert the attention of our key personnel. We could be subject to warranty or product liability claims that could lead to significant costs and expenses as we defend such claims or pay damage awards. While we maintain product liability insurance, there can be no assurance that such insurance will be available or adequate to protect against all such claims. We may incur costs and expenses relating to a recall of our customers’ products due to an alleged failure of components we supply. See Note 10 in the Notes to our Condensed Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q for information concerning certain pending litigation that involves us. An adverse outcome in these matters or other litigation could have a material adverse effect on our financial position or on our operating results or cash flows in the period in which the litigation is resolved.
If we do not retain our key personnel, our ability to execute our business strategy will be adversely affected.
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
An element of our business strategy involves expansion through the acquisitions of businesses, assets, products or technologies that allow us to complement our existing product offerings, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. We may not be able to find businesses that have the technology or resources we need and, if we find such businesses, we may not be able to purchase or license the technology or resources on commercially favorable terms or at all. Acquisitions and technology licenses are difficult to identify and complete for a number of reasons, including the cost of potential transactions, competition among prospective buyers and licensees, the need for regulatory approvals, and difficulties in integration efforts. In order to finance a potential transaction, we may need to raise additional funds by issuing securities or borrowing money. We may not be able to find financing on favorable terms, and the sale of our stock may result in the dilution of our existing shareholders or the issuance of securities with rights that are superior to the rights of our common stockholders. Our current credit facility imposes restrictions on our ability to undertake certain transactions, to create certain liens on our assets and to incur certain subsidiary indebtedness, and requires us to maintain compliance with specified financial ratios. If we breach any of the covenants under our credit facility and do not obtain a waiver from the lenders, then, subject to applicable cure periods, our outstanding indebtedness thereunder could be declared immediately due and payable.
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
If we are unable to successfully address these risks, we may not realize some or all of the expected benefits of the acquisition, which may have an adverse effect on our business plans and operating results.
We rely on manufacturing capacity located in geologically unstable areas, which could affect the availability of supplies and services.
We, like many companies in the semiconductor industry, rely on internal manufacturing capacity, wafer fabrication foundries and other sub-contractors in geologically unstable locations around the world. This reliance involves risks associated with the impact of earthquakes on us and the semiconductor industry, including temporary loss of capacity, availability and cost of key raw materials, utilities and equipment and availability of key services including transport of our products worldwide. Any prolonged inability to utilize one of our manufacturing facilities, or those of our subcontractors or third-party wafer fabrication foundries, as a result of fire, natural disaster, unavailability of utilities or otherwise, would have a material adverse effect on our results of operations and financial condition.
We are exposed to business, economic, political, legal and other risks through our significant worldwide operations.
We have significant operations and manufacturing facilities outside the United States, including in Ireland and the Philippines. During the first nine months of fiscal 2008, approximately 80% of our product revenue was derived from customers in international markets. Although we engage in hedging transactions to reduce our exposure to currency exchange rate fluctuations, there can be no assurance that our competitive position will not be adversely affected by changes in the exchange rate of the United States dollar against other currencies. Potential interest rate increases, as well as high energy costs could have an adverse impact on industrial and consumer spending patterns and could adversely impact demand for our products. While a majority of our cash is generated outside the United States, we require a substantial amount of cash in the United Sates for operating requirements, stock repurchases, cash dividends and acquisitions. If we are unable to address our U.S. cash requirements through operations, by efficient and timely repatriations of overseas cash, through borrowings under our current credit facility or from other sources of cash obtained at an acceptable cost, our business strategies and operating results could be adversely affected.
In addition to being exposed to the ongoing economic cycles in the semiconductor industry, we are also subject to the economic, political and legal risks inherent in international operations, including the risks associated with ongoing uncertainties and political and economic instability in many countries around the world as well as the economic disruption from acts of terrorism, and the response to them by the United States and its allies. Other business risks associated with international operations include increased managerial complexities, air transportation disruptions, expropriation, currency controls, currency exchange rate movement, additional costs related to foreign taxes, tariffs and freight rate increases, exposure to different business practices and legal standards, particularly with respect to price protection, intellectual property and environmental compliance, trade and travel restrictions, pandemics, import and export license requirements and restrictions, difficulties in staffing and managing worldwide operations, and accounts receivable collections.
We expect to continue to expand our business and operations in China. Our success in the Chinese markets may be adversely affected by China’s continuously evolving laws and regulations, including those relating to taxation, import and export tariffs, currency controls, environmental regulations, and property rights. Enforcement of existing laws or agreements may be inconsistent, as there exists a high degree of fragmentation among regulatory authorities resulting in uncertainties as to which authorities have jurisdiction over particular parties or transactions. In addition, changes in the political environment, governmental policies or U.S.-China relations could result in revisions to laws or regulations or their interpretation and enforcement, increased taxation, restrictions on imports, import duties or currency revaluations, which could have an adverse effect on our business plans and operating results.

Our operating results are dependent on the performance of independent distributors.
A significant portion of our sales are through independent distributors that are not under our control. These independent distributors generally represent product lines offered by several companies and thus could reduce their sales efforts applied to our products or terminate their representation of us. We generally do not require letters of credit from our distributors and are not protected against accounts receivable default or bankruptcy by these distributors. Our inability to collect open accounts receivable could adversely affect our operating results. Termination of a significant distributor, whether at our initiative or the distributor’s initiative, could disrupt our current business and if we are unable to find suitable replacements, our operating results could be adversely affected.
We are subject to increasingly strict environmental regulations, which could increase our expenses and affect our operating results.
Our industry is subject to increasingly strict environmental regulations that control and restrict the use, transportation, emission, discharge, storage and disposal of certain chemicals used in the semiconductor manufacturing process. Public attention on environmental controls has increased, and changes in environmental regulations require us to invest in potentially costly remediation equipment or alter the way our products are made. In addition, we use hazardous and other regulated materials that subject us to risks of strict liability for damages caused by accidental releases, regardless of fault. Any failure to control such materials adequately or to comply with regulatory restrictions could increase our expenses and adversely affect our operating results.
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

				Approximate Dollar
			Total Number of	Value of Shares that
			Shares Purchased	May Yet Be
	Total Number of		as Part of Publicly	Purchased Under
	Shares Purchased	Average Price	Announced Plans	the Plans or
Period	(a)	Paid Per Share (b)	or Programs (c)	Programs
May 4, 2008 through May 31, 2008	409,224	$34.42	408,920	$126,351,158
June 1, 2008 through June 28, 2008	335,889	$34.31	335,889	$114,826,043
June 29, 2008 through August 2, 2008	64,006	$30.88	64,006	$112,849,379
Total	809,119	$34.10	808,815	$112,849,379

(a)	Includes 304 shares paid to the Company by employees to satisfy employee tax obligations upon vesting of restricted stock granted to our employees under our equity compensation plans.

(b)	The average price paid per share of stock repurchased under the stock repurchase program includes the commissions paid to the brokers.

(c)	Repurchased pursuant to the stock repurchase program publicly announced on August 12, 2004. On June 6, 2007, our Board of Directors authorized the repurchase by us of an additional $1 billion of our common stock, increasing the total amount of our common stock we are authorized to repurchase under the program to $4 billion. Under the repurchase program, we may repurchase outstanding shares of our common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.

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

ANALOG DEVICES, INC.
Date: August 19, 2008	By:	/s/ Jerald G. Fishman
Jerald G. Fishman
President and Chief Executive Officer (Principal Executive Officer)

Date: August 19, 2008	By:	/s/ Joseph E. McDonough
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