Form 10-K
period 2008-11-01
ANALOG DEVICES INC
filed 2008-11-25
CIK 6281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 1, 2008
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐     NO  ☑

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant was approximately $6,911,000,000 based on the last reported sale of the Common Stock on the New York Stock Exchange Composite Tape reporting system on May 3, 2008. Shares of voting and non-voting stock beneficially owned by executive officers, directors and holders of more than 5% of the outstanding stock have been excluded from this calculation because such persons or institutions may be deemed affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

As of November 1, 2008 there were 291,193,451 shares of Common Stock, $0.16 2/3 par value per share, outstanding.

Documents Incorporated by Reference

Document Description	Form 10-K Part

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held March 10, 2009	III

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
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME Years ended November 1, 2008, November 3, 2007 and October 28, 2006
CONSOLIDATED STATEMENTS OF CASH FLOWS Years ended November 1, 2008, November 3, 2007 and October 28, 2006
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Years ended November 1, 2008, November 3, 2007 and October 28, 2006 (all tabular amounts in thousands except per share amounts)
ANALOG DEVICES, INC.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A. CONTROLS AND PROCEDURES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ITEM 9B. OTHER INFORMATION
EX-10.27 FORM OF EMPLOYEE RETENTION AGREEMENT
EX-10.30 FORM OF INDEMNIFICATION AGREEMENT FOR DIRECTORS AND OFFICERS
EX-10.41 SECOND AMENDMENT TO TRUST AGREEMENT FOR DEFERRED COMPENSATION PLAN
EX-14 ANALOG DEVICES, INC. CODE OF BUSINESS CONDUCT AND ETHICS
EX-21 SUBSIDIARIES OF THE COMPANY
EX-23 CONSENT OF ERNST & YOUNG LLP
EX-31.1 SECTION 302 CERTIFICATION OF CEO
EX-31.2 SECTION 302 CERTIFICATION OF CFO
EX-32.1 SECTION 906 CERTIFICATION OF CEO
EX-32.2 SECTION 906 CERTIFICATION OF CFO

PART I

ITEM 1.	BUSINESS

Company Overview

We are a world leader in the design, manufacture and marketing of high-performance analog, mixed-signal and digital signal processing integrated circuits used in industrial, communication, computer and consumer applications. Since our inception in 1965, we have focused on solving the engineering challenges associated with signal processing in electronic equipment. Our signal processing products translate real-world phenomena such as light, sound, temperature, motion and pressure into electrical signals to be used in a wide array of electronic equipment. Used by over 60,000 customers worldwide, our products are embedded inside many types of electronic equipment including industrial process controls, factory automation systems, defense electronics, portable wireless communications devices, cellular basestations, central office networking equipment, computers, automobiles, medical imaging equipment, digital cameras and digital televisions. Signal processing technology is a critical element of high-speed communications, digital entertainment, and other consumer, computer and industrial applications. As new generations of digital applications evolve, they generate new needs for high-performance analog signal processing and digital signal processing, or DSP, technology. We produce a wide range of products that are designed to meet the signal processing technology needs of a broad base of customers.

During the first quarter of fiscal 2008, we completed the sale of our baseband chipset business and related support operations, or Baseband Chipset Business, to MediaTek Inc. and the sale of our CPU voltage regulation and PC thermal monitoring business to certain subsidiaries of ON Semiconductor Corporation. Accordingly, these operations have been presented as discontinued operations within the consolidated financial statements in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). The financial statements and related footnote disclosures reflect the results of these businesses in discontinued operations, net of applicable income taxes for all reporting periods presented. Unless otherwise noted, the discussions contained in the Annual Report on Form 10-K relate only to results from continuing operations.

During our fiscal year ended November 1, 2008, or fiscal 2008, approximately 49% of our product revenue came from the industrial market, which includes factory automation, medical equipment, scientific instrumentation, automatic test equipment, automotive electronics, security equipment, and aerospace and defense systems.

Revenue from the communications market represented approximately 25% of our fiscal 2008 product revenue. Communications applications include basestations and wireless handsets, as well as products used for high-speed access to the Internet, including central office networking equipment.

Revenue from our products used in high-performance consumer electronics represented approximately 21% of our product revenue for fiscal 2008. Applications in this market include digital cameras and camcorders, flat-panel digital televisions, video game applications and surround sound audio systems.

We also serve the personal computer and network server markets with products that enable high-quality audio and products that monitor and manage power usage. In fiscal 2008, the computer market represented approximately 5% of our product revenue.

We sell our products worldwide through a direct sales force, third-party distributors and independent sales representatives and through our website. We have direct sales offices in 17 countries, including the United States.

We are headquartered near Boston, in Norwood, Massachusetts, and have manufacturing facilities in Massachusetts, Ireland and the Philippines. We were founded in 1965 and are incorporated in Massachusetts. As of November 1, 2008, we employed approximately 9,000 individuals worldwide. Our common stock is listed on the New York Stock Exchange under the symbol ADI and is included in the Standard & Poor’s 500 Index.

We maintain a website with the address www.analog.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K (including exhibits), and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission. We also make available on our website our corporate governance guidelines, the charters for our audit committee, compensation committee, and nominating and corporate governance committee, our stock option granting policies, our code of business conduct and ethics which applies to our directors, officers and employees, and our related person transaction policy, and such information is available in print and free of charge to any shareholder of Analog Devices who requests it. In addition, we intend to disclose on our website any amendments to, or waivers from, our code of business conduct and ethics that are required to be publicly disclosed pursuant to rules of the Securities and Exchange Commission or the New York Stock Exchange.

Industry Background

All electronic signals fall into one of two categories, analog or digital. Analog, also known as linear, signals represent real-world phenomena, such as temperature, pressure, sound, speed and motion. This information can be detected and measured using analog sensors by generating continuously-varying voltages and currents. The signals from these sensors are initially processed using analog methods, such as amplification, filtering and shaping. They are then usually converted to digital form for storage or further manipulation. The further manipulation of the signals after conversion to digital form is called “digital signal processing.” Digital signals represent the “ones” and “zeros” of binary arithmetic and are either on or off. Digital signals are frequently converted back to analog form for functions such as video display, audio output or control. We refer to these manipulations and transformations as “real-world signal processing.”

Significant developments in semiconductor technology in recent years have substantially increased the performance and functionality of integrated circuits, or ICs, used in signal processing applications. These developments include: the ability to combine analog and digital signal processing capability on a single chip, thereby making possible more highly-integrated solutions; and the widespread application of low-cost, high-performance microprocessor-based systems, which motivate customers to convert analog information into digital information that can be managed by these microprocessors. At the same time, the ongoing transition to digital media for communications, music, photography, and video has increased the need for precise, high-speed signal conditioning interfaces between the analog world and digital electronics. The convergence of computing, communications, and consumer electronics has resulted in end products that incorporate state-of-the-art signal processing capability onto fewer chips and with less power consumption. Our products are designed to be used within electronic equipment to achieve higher performance, including greater speed, improved accuracy, more efficient signal processing and minimized power consumption.

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

We produce and market several thousand products and operate in one reporting segment. Our ten highest revenue products, in the aggregate, accounted for approximately 10% of our revenue for fiscal 2008. The majority of our products are proprietary, meaning equivalent products are not available from competitors. A limited number of other companies may provide products with similar functions.

Analog Products

Our analog IC technology has been the foundation of our business for over four decades, and we believe we are one of the world’s largest suppliers of high-performance analog ICs. Our analog signal processing ICs are primarily high-performance devices, generally defined as devices that support a minimum of 10-bits of accuracy and a minimum of 50 megahertz of speed. The principal advantages these products have versus competitors’ products include higher accuracy, lower cost per function, smaller size, lower power consumption and fewer components resulting in improved reliability. The majority of our analog IC products are proprietary to us in their design and our product portfolio addresses a wide range of applications. Our product portfolio includes several thousand analog ICs, any one of which can have as many as several hundred customers. Our analog ICs typically have long product life cycles. Our analog IC customers include both original equipment manufacturers, or OEMs, and customers who build electronic subsystems for integration into larger systems.

We derive the majority of our analog signal processing IC product revenue from sales of data converters and amplifiers. We are the industry’s leading supplier of data converter products. Data converters translate real-world analog signals into digital data and also translate digital data into analog signals. Amplifiers are used to condition analog signals and minimize noise. The data converter and amplifier product categories represented approximately 69% of our fiscal 2008 revenue, with converters representing 46% and amplifiers representing 23%.

Over the past several years we have been expanding our analog IC product offerings along the entire signal chain and into areas such as micro-electromechanical systems, or MEMS, radio frequency integrated circuits, or RF ICs, and power management.

Our analog technology base also includes products using an advanced IC technology known in the industry as surface micromachining, which is used to produce semiconductor products known as micro-electromechanical systems, or MEMS. This technology enables us to build extremely small mechanical sensing elements on the surface of a chip along with supporting circuitry. In addition to incorporating an electro-mechanical structure, these devices also have analog circuitry for conditioning signals obtained from the sensing element. The integration of signal conditioning and MEMS is a unique feature of our products which we call iMEMS®. Our iMEMS product portfolio includes accelerometers used to sense acceleration, and gyroscopes used to sense position. The majority of our current revenue from MEMS products is derived from accelerometers used by automotive manufacturers in airbag applications and in video game applications. However, opportunities from consumer and industrial customers are increasing as we develop products using this technology for applications in these end markets.

Our MEMS and RF products as well as other analog signal processing products such as high-speed clock ICs, are included in our “Other Analog” product category, which collectively represented 15% of our total revenue in fiscal 2008.

Power management and reference products contributed 6% of our total revenue in fiscal 2008. Whether the product is plugged into the wall or runs on batteries, every electronic device requires some form of power management, which can include converters, battery chargers, charge pumps, and regulators. We leverage our leading analog signal technology to devise innovative high-performance power management ICs, high-reliability infrastructure equipment and battery-operated portable medical, communications and consumer devices.

Digital Signal Processing Products

Digital Signal Processors (DSPs) are optimized for high-speed numeric calculations, which are essential for instantaneous, or real-time, processing of digital data generated, in most cases, from analog to digital signal conversion. DSP product revenue represented 10% of our fiscal 2008 revenue. Our DSP products are designed to be fully programmable and to efficiently execute specialized software programs, or algorithms, associated with processing digitized real-time, real-world data. Programmable DSPs provide the flexibility to modify the device’s function quickly and inexpensively using software. Our general-purpose DSP IC customers typically write their own algorithms using software development tools that we provide and software development tools they obtain from third-party suppliers. Our DSPs are designed in families of products that share a common architecture and therefore can execute the same software. We support these products with easy-to-use, low-cost development tools, which are designed to reduce our customers’ product development costs and time-to-market.

Markets and Applications

The following describes some of the characteristics of, and customer products within, our major markets:

Industrial — Our industrial market includes the following areas:

Industrial Process Automation — Our industrial process automation market includes applications, such as factory automation systems, automatic process control systems, robotics, environmental control systems and automatic test equipment. These applications generally require ICs that offer performance greater than that available from commodity-level ICs but generally do not have production volumes that warrant custom or application-specific ICs. Combinations of analog, mixed-signal and DSP ICs are usually employed to achieve the necessary functionality.

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

Automotive — Although the automotive market has historically been served with low-cost, low-performance ICs, demand has emerged for higher performance devices for a wide range of safety and entertainment applications, as well as for powertrain electronics. In response, we have developed products specifically for the automotive market. We supply a MEMS IC used as a crash sensor in airbag systems, roll-over sensing, global positioning satellite, or GPS, automotive navigation systems, anti-lock brakes and “smart” suspension systems. We offer a wide portfolio of analog ICs used in powertrain and body electronics applications to help improve fuel efficiency and lower emissions. In addition, our analog and DSP ICs have application in engine control, in-cabin electronics, audio and collision avoidance systems.

Communications — The development of broadband, wireless and Internet infrastructures around the world has created an important market for our communications products. Communications technology involves the acquisition of analog signals that are converted from analog to digital and digital to analog form during the process of transmitting and receiving data. The need for higher speed and reduced power consumption, coupled with more reliable, bandwidth-efficient communications, has been creating demand for our products. Our products are used in the full spectrum of signal processing for audio, data, image and video communication. In wireless and broadband communication applications, our products are incorporated into cellular handsets, cellular basestation equipment, portable media devices, PBX switches, routers and remote access servers.

Consumer — Market demand for digital entertainment systems and the consumer demand for high quality voice, music, movies and photographs have allowed us to combine analog and digital design capability to provide solutions that meet the rigorous cost requirements of the consumer electronics market. The emergence of high-performance, feature-rich consumer products, such as digital camcorders and cameras, home theater systems, LCD digital televisions, video projectors, video game applications and high-definition DVD recorders/players, has created a market for our high-performance ICs with a high level of specific functionality.

Computer— We currently supply ICs used for high fidelity audio in desktop and notebook computers and for power management in server computers. Our products are also used in computer peripherals such as displays, printers and scanners.

Research and Development

Our markets are characterized by rapid technological changes and advances. Accordingly, we make substantial investments in the design and development of new products and manufacturing processes, and the improvement of existing products and manufacturing processes. We spent approximately $533 million during fiscal 2008 on the design, development and improvement of new and existing products and manufacturing processes, compared to approximately $510 million during fiscal 2007 and approximately $460 million during fiscal 2006.

Our research and development strategy focuses on building technical leadership in core technologies for signal sensing, conditioning, conversion and processing. In addition, we have been increasing our investment in analog products used for power management. In support of our research and development activities, we employ thousands of engineers involved in product and manufacturing process development at 40 design centers and manufacturing sites located throughout the world.

Patents and Other Intellectual Property Rights

We seek to establish and maintain our proprietary rights in our technology and products through the use of patents, copyrights, trademarks and trade secret laws. We have a program to file applications for and obtain patents, copyrights and trademarks in the United States and in selected foreign countries where we believe filing for such protection is appropriate. We also seek to maintain our trade secrets and confidential information by nondisclosure policies and through the use of appropriate confidentiality agreements. We have obtained a substantial number of patents and trademarks in the United States and in other countries. As of November 1, 2008, we held approximately 1,400 U.S. patents and approximately 550 non-provisional pending U.S. patent applications. There can be no assurance, however, that the rights obtained can be successfully enforced against infringing products in every jurisdiction. While our patents, copyrights, trademarks and trade secrets provide some advantage and protection, we believe our competitive position and future success is largely determined by such factors as the system and application knowledge, innovative skills, technological expertise and management ability and experience of our personnel; the range and success of new products being developed by us; our market brand recognition and ongoing marketing efforts; customer service and technical support. It is generally our policy to seek patent protection for significant inventions that may be patented, though we may elect, in certain cases, not to seek patent protection even for significant inventions, if we determine other protection, such as maintaining the invention as a trade secret, to be more advantageous. We also have trademarks that are used in the conduct of our business to distinguish genuine Analog Devices products and we maintain cooperative advertising programs to promote our brands and identify products containing genuine Analog Devices components. In addition, we have registered certain of our mask sets, which are akin to the blueprint for building an IC, under the Semiconductor Chip Protection Act of 1984.

Sales Channels

We sell our products in North America and internationally through a direct sales force, third-party distributors, independent sales representatives and via our worldwide website on the Internet.

We derived approximately 53% of our fiscal 2008 product revenue from sales made through distributors. These distributors typically maintain an inventory of our products. Some of them also sell products competitive with our products, including those for which we are an alternate source. In all regions of the world, we defer revenue and the related cost of sales on shipments to distributors until the distributors resell the products to their customers. We make sales to distributors under agreements that allow distributors to receive price adjustment credits and to return qualifying products for credit, as determined by us, in order to reduce the amounts of slow-moving, discontinued or obsolete product from their inventory. These agreements limit such returns to a certain percentage of our shipments to that distributor during the prior quarter. In addition, distributors are allowed to return unsold products if we terminate the relationship with the distributor. Additional information relating to our sales to distributors is set forth in Note 2n. in the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

The categorization of sales into geographic regions is based upon the location of the customer.

We derived approximately 20% of our fiscal 2008 revenue from customers in the United States and approximately 4% from customers elsewhere in North and South America. As of November 1, 2008, we had 12 direct sales offices in the United States.

We derived approximately 26% of our fiscal 2008 revenue from customers in Europe. As of November 1, 2008, we had direct sales offices in Austria, Denmark, France, Germany, Israel, Italy, the Netherlands, Sweden and the United Kingdom.

We derived approximately 19% of our fiscal 2008 revenue from customers in Japan.

We derived approximately 16% of our fiscal 2008 revenue from customers in China and approximately 15% from customers elsewhere in Asia, principally Taiwan and Korea. As of November 1, 2008, we had direct sales offices in the Asia region in China, Hong Kong, India, Japan, Korea, Singapore, and Taiwan.

We also have sales representatives and/or distributors in over 40 countries outside North America, including countries where we also have direct sales offices. For further detail regarding revenue and financial information about our industry, segment and geographic areas, see our Consolidated Financial Statements and Note 4 in the related Notes contained in Item 8 of this Annual Report on Form 10-K.

We support our worldwide technical direct field sales efforts by an extensive promotional program that includes editorial coverage and paid advertising in trade publications, direct mail programs, promotional brochures, technical seminars and participation in trade shows. We publish and distribute product catalogs, applications guides, technical handbooks and detailed data sheets for individual products. We also provide this information and sell products via our worldwide website on the Internet. We maintain a staff of field application engineers who aid customers in incorporating our products into their products.

We have tens of thousands of customers worldwide. Our largest single customer, excluding distributors, represented approximately 4% of our fiscal 2008 revenue. Our 20 largest customers, excluding distributors, accounted for approximately 32% of our fiscal 2008 revenue. These customers used hundreds of different types of our products in a wide range of applications spanning the industrial, computer, communication and consumer markets.

Seasonality

Sales to customers during our first fiscal quarter may be lower than other quarters due to plant shutdowns at some of our customers during the holiday season. In general, the seasonality for any specific period of time has not had a material impact on our results of operations. In addition, as explained in our risk factors included elsewhere in this report, our revenue is more likely to be influenced on a quarter to quarter basis by cyclicality in the semiconductor industry.

Foreign Operations

Through subsidiaries and affiliates, we conduct business in numerous countries outside the United States. During fiscal 2008, we derived approximately 80% of our revenue from customers in international markets. Our international business is subject to risks customarily encountered in foreign operations, including fluctuations in foreign currency exchange rates and controls, import and export controls, and other laws, policies and regulations of foreign governments. Although we engage in hedging transactions to reduce our exposure to currency exchange rate fluctuations, our competitive position may be adversely affected by changes in the exchange rate of the United States dollar against other currencies.

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

We develop and employ a wide variety of proprietary manufacturing processes that are specifically tailored for use in fabricating high-performance analog, DSP, mixed-signal and MEMS ICs. We also use bipolar and complementary metal-oxide semiconductor, or CMOS, wafer fabrication processes.

Our IC products are fabricated both at our production facilities and by third-party wafer fabricators. Most of our analog products are manufactured in our own wafer fabrication facilities using proprietary processes. Our DSP products, and a portion of our analog products, are manufactured at third-party wafer-fabrication foundries using sub-micron digital CMOS processes. Approximately 44%, 43% and 41% of our revenue in fiscal 2008, 2007 and 2006, respectively, was from products fabricated at third-party wafer-fabrication facilities, primarily Taiwan Semiconductor Manufacturing Company (TSMC). We operate wafer fabrication facilities in Wilmington and Cambridge, Massachusetts and Limerick, Ireland. We also operate test facilities located in the Philippines and use third-party subcontractors for the assembly and testing of our products.

Capital spending was $157.4 million in fiscal 2008, compared with $141.8 million in fiscal 2007. We currently plan to make capital expenditures of approximately $55 million in fiscal 2009.

Our products require a wide variety of components, raw materials and external foundry services, most of which we purchase from third-party suppliers. We have multiple sources for many of the components and materials that we purchase and incorporate into our products. However, a large portion of our external wafer purchases and foundry services are from a limited number of suppliers, primarily TSMC. If TSMC or any of our other key suppliers are unable or unwilling to manufacture and deliver sufficient quantities of components to us, on the time schedule and of the quality that we require, we may be forced to seek to engage additional or replacement suppliers, which could result in significant expenses and disruptions or delays in manufacturing, product development and shipment of product to our customers. Although we have experienced shortages of components, materials and external foundry services from time to time, these items have generally been available to us as needed.

Backlog

Backlog at the end of fiscal 2008 was approximately $333 million, down from approximately $396 million at the end of fiscal 2007. We define backlog as of a particular date to mean firm orders with a customer or distributor with a requested delivery date within thirteen weeks. Backlog is impacted by the tendency of customers to rely on shorter lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog and, in some instances, we may not have manufacturing capacity sufficient to fulfill all orders. As is customary in the semiconductor industry, we allow most orders to be cancelled or deliveries to be delayed by customers without significant penalty. Accordingly, we believe that our backlog at any time should not be used as an indication of our future revenue.

We typically do not have long-term sales contracts with our customers. In some of our markets where end-user demand may be particularly volatile and difficult to predict, some customers place orders that require us to manufacture product and have it available for shipment, even though the customer is unwilling to make a binding commitment to purchase all, or even any, of the product. In other instances, we manufacture product based on forecasts of customer demands. As a result, we may incur inventory and manufacturing costs in advance of anticipated sales and are subject to the risk of cancellation of orders leading to a sharp reduction of sales and backlog. Further, those orders or forecasts may be for products that meet the customer’s unique requirements so that those cancelled orders would, in addition, result in an inventory of unsaleable products, resulting in potential inventory write-offs. As a result of lengthy manufacturing cycles for some of our products that are subject to these uncertainties, the amount of unsaleable product could be substantial.

Government Contracts

We estimate that approximately 3% of our fiscal 2008 product revenue was attributable to sales to the U.S. government and U.S. government contractors and subcontractors. Our government contract business is predominantly in the form of negotiated, firm fixed-price subcontracts. All such contracts and subcontracts contain standard provisions relating to termination at the election of the U.S. government.

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

Additional information relating to our acquisition and divestiture activities during fiscal 2008, fiscal 2007 and fiscal 2006 is set forth in Note 2u., Note 6 and Note 16 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Competition

We compete with a number of semiconductor companies in markets that are highly competitive. Our competitors include Broadcom Corporation, Cirrus Logic, Inc., Freescale Semiconductor, Inc., Infineon Technologies, Intersil Corporation, Linear Technology Corporation, Maxim Integrated Products, Inc., Microchip Technology Inc., National Semiconductor Corporation, NXP Semiconductors, ST Microelectronics, Silicon Laboratories, Inc. and Texas Instruments, Inc.

We believe that competitive performance in the marketplace for real-world signal processing components depends upon several factors, including design and quality of products, product performance, features and functionality, and product pricing, availability and capacity, with the relative importance of these factors varying among products, markets and customers. We believe our technical innovation emphasizing product performance and reliability, supported by our commitment to strong customer service and technical support, enables us to compete in our chosen markets against both foreign and domestic semiconductor manufacturers.

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

Environment

We are committed to protecting the environment and the health and safety of our employees, customers and the public. We endeavor to adhere to the most stringent standards across all of our facilities, to encourage pollution prevention, to reduce our energy consumption and to strive towards continual improvement. We strive to achieve a standard of excellence in environmental, health and safety management practices as an integral part of our total quality management system.

In fiscal 2008, we became an applicant member of the Electronic Industry Citizenship Coalition (EICC).

Our manufacturing facilities are subject to numerous and increasingly strict environmental laws and regulations, particularly with respect to the transportation, storage, handling, use, emission, discharge and disposal of certain chemicals, gases and other substances used or produced in the semiconductor manufacturing process. Contracts with many of our customers reflect these and additional environmental compliance obligations. Compliance with these laws and regulations has not had a material impact on our capital expenditures, earnings, financial condition or competitive position. There can be no assurance, however, that current or future environmental laws and regulations will not impose costly requirements upon us. Any failure by us to comply with applicable environmental laws, regulations and contractual obligations could result in fines, suspension of production, alteration of fabrication processes and legal liability.

Employees

As of November 1, 2008, we employed approximately 9,000 individuals worldwide. Our future success depends in large part on the continued service of our key technical and senior management personnel, and on our ability to continue to attract, retain and motivate qualified employees, particularly those highly-skilled design, process, test and applications engineers involved in the design, support and manufacture of new and existing products and processes. We believe that relations with our employees are good; however, the competition for such personnel is intense, and the loss of key personnel could have a material adverse impact on our results of operations and financial condition.

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

Our future revenue, gross margins, operating results and net income are difficult to predict and may be materially affected by a number of factors, including:

•	the effects of adverse economic conditions in the United States and international markets, including the current crisis in global credit and financial markets;

•	changes in customer demand for our products and for end products that incorporate our products;

•	the effectiveness of our efforts to refocus our operations and reduce our cost structure;

•	the timing of new product announcements or introductions by us, our customers or our competitors;

•	competitive pricing pressures;

•	fluctuations in manufacturing yields, adequate availability of wafers and other raw materials, and manufacturing, assembly and test capacity;

•	any significant decline in our backlog;

•	the timing, delay or cancellation of significant customer orders and our ability to manage inventory;

•	our ability to hire, retain and motivate adequate numbers of engineers and other qualified employees to meet the demands of our customers;

•	changes in geographic, product or customer mix;

•	our ability to utilize our manufacturing facilities at efficient levels;

•	potential significant litigation-related costs;

•	the difficulties inherent in forecasting future operating expense levels, including with respect to costs associated with labor, utilities, transportation and raw materials;

•	the costs related to compliance with increasing worldwide environmental regulations;

•	changes in our effective tax rates in the United States, Ireland or worldwide; and

•	the effects of public health emergencies, natural disasters, security risks, terrorist activities, international conflicts and other events beyond our control.

In addition, the semiconductor market has historically been cyclical and subject to significant economic upturns and downturns. Our business is subject to rapid technological changes and there can be no assurance, depending on the mix of future business, that products stocked in our inventory will not be rendered obsolete before we ship them. As a result of these and other factors, there can be no assurance that we will not experience material fluctuations in future revenue, gross margins, operating results and net income on a quarterly or annual basis. In addition, if our revenue, gross margins, operating results and net income do not meet the expectations of securities analysts or investors, the market price of our common stock may decline.

Long-term contracts are not typical for us and reductions, cancellations or delays in orders for our products could adversely affect our operating results.

We typically do not have long-term sales contracts with our customers. In certain markets where end-user demand may be particularly volatile and difficult to predict, some customers place orders that require us to manufacture product and have it available for shipment, even though the customer is unwilling to make a binding commitment to purchase all, or even any, of the product. In other instances, we manufacture product based on forecasts of customer demands. As a result, we may incur inventory and manufacturing costs in advance of anticipated sales and are subject to the risk of cancellations of orders, leading to a sharp reduction of sales and backlog. Further, orders or forecasts may be for products that meet the customer’s unique requirements so that those cancelled or unrealized orders would, in addition, result in an inventory of unsaleable products, resulting in potential inventory write-offs. As a result of lengthy manufacturing cycles for certain of the products that are subject to these uncertainties, the amount of unsaleable product could be substantial. Incorrect forecasts, or reductions, cancellations or delays in orders for our products could adversely affect our operating results.

The current crisis in global credit and financial markets could materially and adversely affect our business and results of operations.

As widely reported, global credit and financial markets have been experiencing extreme disruptions in recent months, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. There can be no assurance that there will not be further deterioration in credit and financial markets and confidence in economic conditions. These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. The current tightening of credit in financial markets may lead consumers and businesses to postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. In addition, financial difficulties experienced by our suppliers or distributors could result in product delays, increased accounts receivable defaults and inventory challenges. The volatility in the credit markets has severely diminished liquidity and capital availability. We are unable to predict the likely duration and severity of the current disruptions in the credit and financial markets and adverse global economic conditions, and if the current uncertain economic conditions continue or further deteriorate, our business and results of operations could be materially and adversely affected.

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

We face intense technological and pricing competition in the semiconductor industry, and we expect such competition to increase in the future. Many other companies offer products that compete with our products. Some have greater financial, manufacturing, technical and marketing resources than we have. Some of our competitors may have better established supply or development relationships with our current and potential customers or suppliers. Our competitors also include emerging companies selling specialized products in markets we serve. Competition is generally based on design and quality of products, product performance, features and functionality, and product pricing, availability and capacity, with the relative importance of these factors varying among products, markets and customers. Existing or new competitors may develop products or technologies that more effectively address the demands of our customers and markets with enhanced performance, features and functionality, lower power requirements, greater levels of integration or lower cost. Increased competition in certain markets has resulted in and may continue to result in declining average selling prices, reduced gross margins and loss of market share in such markets. There can be no assurance that we will be able to compete successfully in the future against existing or new competitors, or that our operating results will not be adversely affected by increased competition.

We rely on third-party subcontractors and manufacturers for some industry-standard wafers and assembly and test services, and generally cannot control their availability or conditions of supply.

We rely, and plan to continue to rely, on assembly and test subcontractors and on third-party wafer fabricators to supply most of our wafers that can be manufactured using industry-standard submicron processes. This reliance involves several risks, including reduced control over availability, capacity utilization, delivery schedules, manufacturing yields, quality assurance and costs. Additionally, we utilize a limited number of third-party wafer fabricators, primarily Taiwan Semiconductor Manufacturing Company. These suppliers manufacture components in accordance with our proprietary designs and specifications. In addition, these suppliers often provide manufacturing services to our competitors and therefore periods of increased industry demand may result in capacity constraints. If these suppliers are unable or unwilling to manufacture and deliver sufficient quantities of components to us on the time schedule and of the quality that we require, we may be forced to seek to engage additional or replacement suppliers, which could result in additional expenses and delays in product development or shipment of product to our customers. Approximately 44% of our fiscal 2008 revenue was from products fabricated at third-party wafer-fabrication facilities, primarily TSMC.

The markets for semiconductor products are cyclical, and we may not be able to satisfy sufficiently the demand for our products, while increased production may lead to overcapacity and lower prices.

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

Our semiconductor products are complex and we may be subject to product warranty and indemnity claims, which could result in significant costs and damage to our reputation and adversely affect the market acceptance of our products.

Semiconductor products are highly complex and may contain defects when they are first introduced or as new versions are developed. We generally warrant our products to our customers for one year from the date title passes from us. We invest significant resources in the testing of our products; however, if any of our products contain defects, we may be required to incur additional development and remediation costs, pursuant to warranty and indemnification provisions in our customer contracts and purchase orders. These problems may divert our technical and other resources from other product development efforts and could result in claims against us by our customers or others, including liability for costs associated with product recalls, which may adversely impact our operating results. We may also be subject to customer indemnity claims. Our customers have on occasion been sued, and may in the future be sued by third parties with respect to infringement or other product matters, and those customers may seek indemnification from us under the terms and conditions of our sales contracts with them. In certain cases, our potential indemnification liability may be significant. There can be no assurance that we are adequately insured to protect against all claims and potential liabilities. If any of our products contains defects, or has reliability, quality or compatibility problems, our reputation may be damaged, which could make it more difficult for us to sell our products to existing and prospective customers and could adversely affect our operating results.

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

The semiconductor industry is characterized by frequent claims and litigation involving patent and other intellectual property rights, including claims arising under our contractual obligations to indemnify our customers. From time to time, we receive claims from third parties asserting that our products or processes infringe their patents or other intellectual property rights. In the event a third party makes a valid intellectual property claim against us and a license is not available to us on commercially reasonable terms, or at all, we could be forced either to redesign or to stop production of products incorporating that intellectual property, and our operating results could be materially and adversely affected. Litigation may be necessary to enforce our patents or other of our intellectual property rights or to defend us against claims of infringement, and this litigation could be costly and divert the attention of our key personnel. We could be subject to warranty or product liability claims that could lead to significant costs and expenses as we defend such claims or pay damage awards. There can be no assurance that we are adequately insured to protect against all claims and potential liabilities. We may incur costs and expenses relating to a recall of our customers’ products due to an alleged failure of components we supply. See Note 12 in the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for information concerning certain litigation that involves us. An adverse outcome in litigation could have a material adverse effect on our financial position or on our operating results or cash flows in the period in which the litigation is resolved.

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

An element of our business strategy involves expansion through the acquisitions of businesses, assets, products or technologies that allow us to complement our existing product offerings, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. We may not be able to find businesses that have the technology or resources we need and, if we find such businesses, we may not be able to purchase or license the technology or resources on commercially favorable terms or at all. Acquisitions and technology licenses are difficult to identify and complete for a number of reasons, including the cost of potential transactions, competition among prospective buyers and licensees, the need for regulatory approvals, and difficulties related to integration efforts. In order to finance a potential transaction, we may need to raise additional funds by issuing securities or borrowing money. We may not be able to find financing on favorable terms, and the sale of our stock may result in the dilution of our existing shareholders or the issuance of securities with rights that are superior to the rights of our common shareholders. Our current credit facility imposes restrictions on our ability to undertake certain transactions, to create certain liens on our assets and to incur certain subsidiary indebtedness, and requires us to maintain compliance with specified financial ratios. If we breach any of the covenants under our credit facility and do not obtain a waiver from the lenders, then, subject to applicable cure periods, our outstanding indebtedness thereunder could be declared immediately due and payable.

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

We, like many companies in the semiconductor industry, rely on internal manufacturing capacity, wafer fabrication foundries and other sub-contractors in geologically unstable locations around the world. This reliance involves risks associated with the impact of earthquakes on us and the semiconductor industry, including temporary loss of capacity, availability and cost of key raw materials, utilities and equipment and availability of key services, including transport of our products worldwide. Any prolonged inability to utilize one of our manufacturing facilities, or those of our subcontractors or third-party wafer fabrication foundries, as a result of fire, natural disaster, unavailability of utilities or otherwise, would have a material adverse effect on our results of operations and financial condition.

We are exposed to business, economic, political, legal and other risks through our significant worldwide operations.

We have significant operations and manufacturing facilities outside the United States, including in Ireland and the Philippines. During fiscal 2008, approximately 80% of our product revenue was derived from customers in international markets. Although we engage in hedging transactions to reduce our exposure to currency exchange rate fluctuations, there can be no assurance that our competitive position will not be adversely affected by changes in the exchange rate of the United States dollar against other currencies. Potential interest rate increases, as well as high energy costs, could have an adverse impact on industrial and consumer spending patterns and could adversely impact demand for our products. While a majority of our cash is generated outside the United States, we require a substantial amount of cash in the United Sates for operating requirements, stock repurchases, cash dividends and acquisitions. If we are unable to address our U.S. cash requirements through operations, by efficient and timely repatriations of overseas cash, through borrowings under our current credit facility or from other sources of cash obtained at an acceptable cost, our business strategies and operating results could be adversely affected.

In addition to being exposed to the ongoing economic cycles in the semiconductor industry, we are also subject to the economic, political and legal risks inherent in international operations, including the risks associated with the current crisis in global credit and financial markets, ongoing uncertainties and political and economic instability in many countries around the world, as well as the economic disruption from acts of terrorism and the response to them by the United States and its allies. Other business risks associated with international operations include increased managerial complexities, air transportation disruptions, expropriation, currency controls, currency exchange rate movement, additional costs related to foreign taxes, tariffs and freight rate increases, exposure to different business practices and legal standards, particularly with respect to price protection, intellectual property and environmental compliance, trade and travel restrictions, pandemics, import and export license requirements and restrictions, difficulties in staffing and managing worldwide operations, and accounts receivable collections.

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

A significant portion of our sales are through independent distributors that are not under our control. These independent distributors generally represent product lines offered by several companies and thus could reduce their sales efforts applied to our products or terminate their representation of us. We generally do not require letters of credit from our distributors and are not protected against accounts receivable default or bankruptcy by these distributors. Our inability to collect open accounts receivable could adversely affect our operating results. Termination of a significant distributor, whether at our initiative or the distributor’s initiative, could disrupt our current business, and if we are unable to find suitable replacements, our operating results could be adversely affected.

We are subject to increasingly strict environmental regulations, which could increase our expenses and affect our operating results.

Our industry is subject to increasingly strict environmental regulations that control and restrict the use, transportation, emission, discharge, storage and disposal of certain chemicals, gases and other substances used or produced in the semiconductor manufacturing process. Public attention on environmental controls has increased, and our customers routinely include stringent environmental standards in their contracts with us. Changes in environmental regulations may require us to invest in potentially costly remediation equipment or alter the way our products are made. In addition, we use hazardous and other regulated materials that subject us to risks of strict liability for damages caused by accidental releases, regardless of fault. Any failure to control such materials adequately or to comply with regulatory restrictions or contractual obligations could increase our expenses and adversely affect our operating results.

New climate change regulations could require us to change our manufacturing processes or obtain substitute materials that may cost more or be less available for our manufacturing operations. In addition, new restrictions on carbon dioxide or other greenhouse gas emissions could result in significant costs for us. Greenhouse gas legislation has been introduced in Massachusetts and the United States legislatures and we expect increased worldwide regulatory activity in the future. The cost of complying, or of failing to comply, with these and other climate change and emissions regulations could have an adverse effect on our business plans and operating results.

Our stock price may be volatile.

The market price of our common stock has been volatile in the past and may be volatile in the future, as it may be significantly affected by the following factors:

•	actual or anticipated fluctuations in our revenue and operating results;

•	the current crisis in global credit and financial markets;

•	changes in financial estimates by securities analysts or our failure to perform in line with such estimates or our published guidance;

•	changes in market valuations of other semiconductor companies;

•	announcements by us or our competitors of significant new products, technical innovations, acquisitions or dispositions, litigation or capital commitments;

•	departures of key personnel;

•	actual or perceived noncompliance with corporate responsibility or ethics standards by us or any of our employees, officers or directors; and

•	negative media publicity targeting us or our competitors.

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

Our corporate headquarters is located in Norwood, Massachusetts. Manufacturing and other operations are conducted in several locations worldwide. The following tables provide certain information about our principal general offices and manufacturing facilities:

Principal Properties
Owned:	Use	Floor Space

Wilmington, MA	Wafer fabrication, testing, engineering, marketing and administrative offices	586,200 sq. ft.
Cavite, Philippines	Wafer probe and testing, warehouse, engineering and administrative offices	468,400 sq. ft.
Limerick, Ireland	Wafer fabrication, wafer probe and testing, engineering and administrative offices	446,500 sq. ft.
Westwood, MA	Engineering, administrative offices and warehouse	100,500 sq. ft.
Greensboro, NC	Product testing, engineering and administrative offices	98,700 sq. ft.
San Jose, CA	Engineering, administrative offices	76,000 sq. ft.
Manila, Philippines	Components assembly and testing, engineering and administrative offices	74,000 sq. ft.

Principal
Properties			Lease
Leased:	Use	Floor Space	Expiration	Renewals
			(fiscal year)

Norwood, MA	Corporate headquarters, engineering, components testing, sales and marketing offices	130,000 sq. ft.	2022	2, five-yr. periods
Cambridge, MA	Wafer fabrication, components testing and assembly engineering, marketing and administrative offices	117,000 sq. ft.	2011	None
Greensboro, NC	Engineering and administrative offices	47,600 sq. ft.	2011	1, two-yr. period

In addition to the principal leased properties listed in the above table, we also lease sales offices and other premises at 26 locations in the United States and 36 locations overseas under operating lease agreements. These leases expire at various dates through the year 2022. We do not anticipate experiencing significant difficulty in retaining occupancy of any of our manufacturing, office or sales facilities through lease renewals prior to expiration or through month-to-month occupancy, or in replacing them with equivalent facilities. For information concerning our obligations under all operating leases see Note 11 in the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

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

In connection with the settlement, we consented to a cease-and-desist order under Section 10(b) of the Securities Exchange Act and Rule 10b-5 thereunder, paid a civil money penalty of $3 million, and repriced options granted to Mr. Fishman in 1999 and 2001. No other options granted by us were affected by the settlement. Mr. Fishman consented to a cease-and-desist order under Sections 17(a)(2) and (3) of the Securities Act, paid a civil money penalty of $1 million, and made a disgorgement payment of $450,000 (plus interest) with respect to options granted in 1998.

We determined that no restatement of our historical financial results is necessary due to the settlement.

Other Legal Proceedings

On October 13, 2006, a purported class action complaint was filed in the United States District Court for the District of Massachusetts on behalf of participants in our Investment Partnership Plan from October 5, 2000 to the present. The complaint named us, certain of our officers and directors, and our Investment Partnership Plan Administration Committee as defendants. The complaint alleged purported violations of federal law in connection with our option granting practices during the years 1998, 1999, 2000, and 2001, including breaches of fiduciary duties owed to participants and beneficiaries of our Investment Partnership Plan under the Employee Retirement Income Security Act. The complaint sought unspecified monetary damages, as well as equitable and injunctive relief. On October 22, 2008, the parties filed a stipulation of dismissal with prejudice of this matter and each party agreed to dismiss its claims against the other party, thereby concluding this matter without any payment by us to the other party.

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

While we do not believe that any current legal matters will have a material adverse effect on our financial position, an adverse outcome of any of these matters is possible and could have a material adverse effect on our consolidated results of operations or cash flows in the quarter or annual period in which one or more of these matters are resolved.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the last quarter of the fiscal year ended November 1, 2008.

EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth (i) the name, age and position of each of our executive officers and (ii) the business experience of each person named in the table during at least the past five years. There is no family relationship among any of our executive officers.

Executive Officer	Age	Position(s)	Business Experience

Ray Stata	74	Chairman of the Board	Chairman of the Board since 1973; Chief Executive Officer from 1973 to November 1996; President from 1971 to November 1991.
Jerald G. Fishman	62	President, Chief Executive Officer and Director	Chief Executive Officer since November 1996; President and Director since November 1991; Executive Vice President from 1988 to November 1991; Group Vice President — Components from 1982 to 1988.
Samuel H. Fuller	62	Vice President, Research and Development	Vice President, Research and Development since March 1998; Vice President of Research and Chief Scientist of Digital Equipment Corp. from 1983 to 1998.
Robert R. Marshall	54	Vice President, Worldwide Manufacturing	Vice President, Worldwide Manufacturing since February 1994; Vice President, Manufacturing, Limerick Site, Analog Devices, B.V. — Limerick, Ireland from November 1991 to February 1994; Plant Manager, Analog Devices, B.V. — Limerick, Ireland from January 1991 to November 1991.
William Matson	49	Vice President, Human Resources	Vice President, Human Resources since November 2006; Chief Human Resource Officer of Lenovo, an international computer manufacturer, from January 2005 to June 2006; General Manager of IBM Business Transformation Outsourcing from September 2003 to April 2005; Vice President, Human Resources of IBM Asia Pacific Region from December 1999 to September 2003.

Executive Officer	Age	Position(s)	Business Experience

Robert McAdam	57	Vice President, Analog Semiconductor Components	Vice President and General Manager, Analog Semiconductor Components since February 1994; Vice President and General Manager, Analog Devices, B.V. — Limerick, Ireland from January 1991 to February 1994; Product Line Manager, Analog Devices, B.V. — Limerick, Ireland from October 1988 to January 1991.
Joseph E. McDonough	61	Vice President, Finance and Chief Financial Officer	Vice President, Finance and Chief Financial Officer since November 1991; Vice President since 1988; Treasurer from 1985 to March 1993; Director of Taxes from 1983 to 1985.
Vincent Roche	48	Vice President, Worldwide Sales	Vice President, Worldwide Sales since March 2001; Vice President and General Manager, Silicon Valley Business Units and Computer & Networking from 1999 to March 2001; Product Line Director from 1995 to 1999; Product Marketing Manager from 1988 to 1995.
Margaret K. Seif	47	Vice President, General Counsel and Secretary	Vice President, General Counsel and Secretary since January 2006; Senior Vice President, General Counsel and Secretary of RSA Security Inc. from January 2000 to November 2005; Vice President, General Counsel and Secretary of RSA Security Inc. from June 1998 to January 2000.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange under the symbol ADI. The tables below set forth the high and low sales prices per share of our common stock on the New York Stock Exchange and the dividends declared for each quarterly period within our two most recent fiscal years.

	Fiscal 2008		Fiscal 2007
Period	High	Low	High	Low

First Quarter	$33.83	$26.15	$34.53	$31.00
Second Quarter	$33.93	$26.54	$40.57	$32.53
Third Quarter	$36.35	$29.35	$41.10	$35.11
Fourth Quarter	$33.53	$18.02	$38.96	$32.23

Dividends Declared Per Outstanding Share of Common Stock

In fiscal 2007 and fiscal 2008, we paid a cash dividend in each quarter as follows:

Period	Fiscal 2008	Fiscal 2007

First Quarter	$0.18	$0.16
Second Quarter	$0.18	$0.18
Third Quarter	$0.20	$0.18
Fourth Quarter	$0.20	$0.18

During the first quarter of fiscal 2009, on November 20, 2008, our Board of Directors declared a cash dividend of $0.20 per outstanding share of common stock. The dividend will be paid on December 24, 2008 to all shareholders of record at the close of business on December 5, 2008. The payment of future dividends, if any, will be based on several factors including our financial performance, outlook and liquidity.

Information regarding our equity compensation plans and the securities authorized for issuance thereunder is set forth in Item 12 below.

Issuer Purchases of Equity Securities

				Approximate Dollar
			Total Number of Shares	Value of Shares that
	Total Number of		Purchased as Part of	May Yet Be Purchased
	Shares	Average Price Paid	Publicly Announced	Under the Plans or
Period	Purchased(a)	Per Share(b)	Plans or Programs(c)	Programs

August 3, 2008 through August 30, 2008	94,560	$30.38	94,560	$109,976,804
August 31, 2008 through September 27, 2008	210,641	$26.80	210,356	$104,338,268
September 28, 2008 through November 1, 2008	385,839	$23.24	385,572	$95,376,556

Total	691,040	$25.30	690,488	$95,376,556

(a)	Includes 552 shares paid to us by employees to satisfy employee tax obligations upon vesting of restricted stock granted to our employees under our equity compensation plans.

(b)	The average price paid per share of stock repurchased under the stock repurchase program includes the commissions paid to the brokers.

(c)	Repurchased pursuant to the stock repurchase program publicly announced on August 12, 2004. On June 6, 2007, our Board of Directors authorized the repurchase by us of an additional $1 billion of our common stock, increasing the total amount of our common stock we are authorized to repurchase under the program to $4 billion. Under the repurchase program, we may repurchase outstanding shares of our common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.

The number of holders of record of our common stock at October 31, 2008 was 3,215. This number does not include shareholders for whom shares are held in a “nominee” or “street” name. On October 31, 2008, the last reported sales price of our common stock on the New York Stock Exchange was $21.36 per share.

Comparative Stock Performance Graph

The following graph compares cumulative total shareholder return on our common stock since November 1, 2003 with the cumulative total return of the Standard & Poor’s 500 Index and the Standard & Poor’s Semiconductors Index. This graph assumes the investment of $100 on November 1, 2003 in our common stock, the S&P 500 Index and the S&P Semiconductors Index and assumes all dividends are reinvested. Measurement points are the last trading day for each respective fiscal year.

ITEM 6.	SELECTED FINANCIAL DATA

The following table includes selected financial data for each of our last five fiscal years and includes adjustments to reflect the classification of our Baseband Chipset Business and our CPU voltage regulation and PC thermal monitoring business as discontinued operations. See Note 2u. in the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for information on discontinued operations.

(thousands except per share amounts)	2008	2007	2006	2005	2004

Statement of Operations data:
Total revenue from continuing operations	$2,582,931	$2,464,721	$2,250,100	$2,037,154	$2,115,494
Income from continuing operations, net of tax*	525,177	502,123	519,175	365,328	476,317
Total income (loss) from discontinued operations, net of tax*	261,107	(5,216)	30,307	49,459	94,421
Net income*	786,284	496,907	549,482	414,787	570,738
Income per share from continuing operations, net of tax*:
Basic	1.79	1.55	1.45	0.98	1.27
Diluted	1.77	1.51	1.40	0.95	1.21
Net income per share*
Basic	2.69	1.54	1.53	1.12	1.52
Diluted	2.65	1.50	1.48	1.08	1.45
Cash dividends declared per common share	0.76	0.70	0.56	0.32	0.20
Balance Sheet data:
Total assets	$3,090,992	$2,970,942	$3,986,851	$4,583,211	$4,723,271

*	The Company includes the expense associated with stock options in the statement of income effective in fiscal 2006 upon the adoption of SFAS 123R.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (all tabular amounts in thousands except per share amounts)

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, including in particular the section entitled “Outlook” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections regarding our future financial performance, particularly in light of the global credit and financial market crisis; our anticipated growth and trends in our businesses, our capital needs and capital expenditures; our market position and competitive changes in the marketplace for our products; our ability to innovate new products and technologies; the effectiveness of our efforts to refocus our operations and reduce our cost structure; our ability to access credit or capital markets; our ability to pay dividends or repurchase stock; our third-party suppliers; intellectual property and litigation matters; potential acquisitions or divestitures; key personnel; the effect of new accounting pronouncements and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified in Part I, Item 1A. Risk Factors and elsewhere in our Annual Report on Form 10-K. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

During the first quarter of fiscal 2008 we sold our baseband chipset business and related support operations, or Baseband Chipset Business, to MediaTek Inc. and sold our CPU voltage regulation and PC thermal monitoring business to certain subsidiaries of ON Semiconductor Corporation. The financial results of these businesses are presented as discontinued operations in the consolidated statements of income for all periods presented. The assets and liabilities related to these businesses are reflected as assets and liabilities of discontinued operations in the consolidated balance sheets as of November 1, 2008 and November 3, 2007. The historical results of operations of these businesses have been segregated from our consolidated financial statements and are included in income (loss) from discontinued operations, net of tax, in the consolidated statements of income. Unless otherwise noted, this Management’s Discussion and Analysis relates only to financial results from continuing operations.

Results of Operations

Overview

	Fiscal Year
	2008	2007	2006

Total Revenue	$2,582,931	$2,464,721	$2,250,100
Gross Margin %	61.1%	61.2%	61.9%
Net income from Continuing Operations	$525,177	$502,123	$519,175
Net income from Continuing Operations as a % of Total Revenue	20.3%	20.4%	23.1%
Diluted EPS from Continuing Operations	$1.77	$1.51	$1.40
Diluted EPS	$2.65	$1.50	$1.48

The year-to-year revenue changes by end market and product category are more fully outlined below under Revenue Trends by End Market and Revenue Trends by Product.

In fiscal year 2008, our product revenue increased 6% from fiscal 2007 and our diluted earnings per share from continuing operations increased by 17%. We sold two businesses during the year that resulted in net cash proceeds of $403 million and a $248 million net gain in fiscal 2008. We report these two businesses below as discontinued operations. Our fiscal 2008 cash flow from operations was $669 million, or 26% of revenue, and we had $1,310 million of cash and short-term investments and no debt as of November 1, 2008.

While we achieved good operating results for fiscal 2008, the global credit crisis and deteriorating economic conditions have resulted in more cautious customer spending behavior and generally lower demand for our products. We cannot predict the severity, duration or precise impact of the economic downturn on our future financial results. Consequently, our reported results for the fourth quarter and fiscal year 2008 may not be indicative of our future results.

Order rates slowed in late September 2008, and backlog declined significantly from the prior quarter, which limits our short-term visibility. Forecasting revenue in this environment is difficult. Therefore, as more fully described in the Outlook section below, our operating plan is for revenues to decline approximately 20% in the first quarter of fiscal 2009 from the amount recorded in the fourth quarter of fiscal 2008.

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

	2008			2007*		2006
		% of			% of		% of
		Total			Total		Total
		Product			Product		Product
	Revenue	Revenue	Y/Y%	Revenue	Revenue	Revenue	Revenue

Industrial	$1,274,924	49%	6%	$1,198,984	49%	$1,117,602	50%
Communications	637,277	25%	21%	527,287	22%	498,199	22%
Consumer	544,274	21%	(2)%	557,373	23%	449,754	20%
Computer	126,456	5%	(13)%	146,077	6%	184,545	8%

Total Product Revenue	$2,582,931	100%	6%	$2,429,721	100%	$2,250,100	100%

Revenue from one-time IP license	—			35,000		—

Total Revenue	$2,582,931			$2,464,721		$2,250,100

*	The year ended November 3, 2007 was a 53-week year. We follow a 52-week, or 364-day fiscal calendar that results in a 53-week year approximately every seventh year, as occurred in fiscal 2007.

Industrial — The year-to-year increase from fiscal 2007 to fiscal 2008 was primarily the result of revenue growth in products sold into the instrumentation and automotive sectors and, to a lesser extent, the defense sector. These increases were partially offset by a decline in revenue from automatic test equipment. The year-to-year increase from fiscal 2006 to fiscal 2007 was primarily the result of revenue growth in products sold into the automotive area and to a lesser extent the instrumentation portion of the industrial end market. These sales increases were partially offset by a decline in sales to automatic test equipment customers.

Communications — The year-to-year increases from fiscal 2007 to fiscal 2008 and from fiscal 2006 to fiscal 2007 were primarily the result of revenue growth in sales of analog products used in basestations and wireless handsets. The increase in sales from fiscal 2006 to fiscal 2007 was partially offset by a decrease in sales to networking customers.

Consumer — The year-to-year decrease from fiscal 2007 to fiscal 2008 was primarily the result of an increase in revenue from advanced television and digital camera applications that was offset by a decline in revenue from other consumer applications, consistent with the global slowdown in consumer spending. The year-to-year increase from fiscal 2006 to fiscal 2007 was primarily the result of increased sales of our products used in video game applications, advanced television systems and digital home applications.

Computer — The year-to-year decreases from fiscal 2007 to fiscal 2008 and from fiscal 2006 to fiscal 2007 were primarily the result of broad-based declines in sales of our products into this end market.

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

	2008			2007*		2006
		% of			% of		% of
		Total			Total		Total
		Product			Product		Product
	Revenue	Revenue	Y/Y%	Revenue	Revenue	Revenue	Revenue

Converters	$1,190,964	46%	8%	$1,104,842	46%	$1,021,174	45%
Amplifiers	590,275	23%	6%	557,515	23%	532,046	24%
Other analog	393,856	15%	(0)%	395,494	16%	312,401	14%

Subtotal analog signal processing	2,175,095	84%	6%	2,057,851	85%	1,865,621	83%

Power management & reference	143,702	6%	16%	124,101	5%	126,833	6%

Total analog products	$2,318,797	90%	6%	$2,181,952	90%	$1,992,454	89%

General purpose DSP	234,946	9%	10%	214,339	9%	205,483	9%
Other DSP	29,188	1%	(13)%	33,430	1%	52,163	2%

Total DSP products	$264,134	10%	7%	$247,769	10%	$257,646	11%

Total Product Revenue	$2,582,931	100%	6%	$2,429,721	100%	$2,250,100	100%

Revenue from one-time IP license	—			35,000		—

Total Revenue	$2,582,931			$2,464,721		$2,250,100

*	The year ended November 3, 2007 was a 53-week year. We follow a 52-week, or 364-day fiscal calendar that results in a 53-week year approximately every seventh year, as occurred in fiscal 2007.

The increase in sales from fiscal 2007 to fiscal 2008 was the result of a broad-based increase in sales across many of our product categories. The increase in sales of converters and amplifiers was primarily attributable to an increase in demand for our products used in the industrial and communications end markets.

The significant changes in our revenue trends by product type from fiscal 2006 to fiscal 2007 were the year-to-year increases in our converters and amplifiers. In addition the other analog product category increased primarily as a result of increased sales of products used in video game applications. The year-to-year decrease from fiscal 2006 to fiscal 2007 in the other DSP product category was primarily attributable to the loss of revenue from our DSP-based DSL ASIC and network processor product line that we sold in fiscal 2006. This decrease was partially offset by an increase in revenues from our general purpose DSP products.

Revenue Trends by Geographic Region

The percentage of product sales from continuing operations by geographic region, based upon point of sale, for the last three years is as follows:

	Fiscal Year
Region	2008	2007	2006

United States	20%	23%	24%
Rest of North and South America	4%	3%	4%
Europe	26%	24%	24%
Japan	19%	21%	21%
China	16%	13%	11%
Rest of Asia	15%	16%	16%

The predominant countries comprising “Rest of North and South America” are Canada and Mexico. The predominant countries comprising European operations are Germany, France and the United Kingdom. The predominant countries comprising “Rest of Asia” are Taiwan and Korea.

Revenue in the United States declined from 24% to 20% of total revenue over the past three fiscal years. This geographic shift of revenue reflects the increased manufacturing activity of our customers in locations outside the United States, primarily China and our success in markets located outside of the United States.

Gross Margin

	Fiscal Year
	2008	2007	2006

Gross Margin	$1,577,275	$1,508,276	$1,393,601
Gross Margin %	61.1%	61.2%	61.9%

Gross margin percentage in fiscal 2008 was lower by 10 basis points from the gross margin recorded in fiscal 2007. Gross margin percentage in fiscal 2007 was higher primarily as a result of recording revenue of $35 million we received in exchange for the licensing of certain intellectual property rights to a third party with no associated cost of sales.

Gross margin percentage in fiscal 2007 decreased by 70 basis points from the gross margin recorded in fiscal 2006. This decrease was primarily the result of higher sales of products used in consumer electronics in fiscal 2007, which were primarily manufactured at external foundries where we earned lower gross margins compared to our average gross margin. This gross margin percentage decrease in fiscal 2007 was partially offset by the $35 million in revenue recorded in the first quarter of fiscal 2007 in exchange for licensing of certain intellectual property rights to a third party with no associated cost of sales. Fiscal year 2006 cost of sales also included approximately $20.3 million of restructuring-related expenses, of which $18.3 million was accelerated depreciation.

Stock-based Compensation Expense

During the first quarter of fiscal 2006, on October 30, 2005, we adopted the Financial Accounting Standards Board’s Statement of Financial Accounting Standards, or SFAS, No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, using the modified prospective transition method. We calculate compensation cost on the date of grant using the fair value of stock options as calculated using the Black-Scholes option pricing model. As of November 1, 2008, the total compensation cost related to unvested awards not yet recognized in the statement of income was approximately $116.7 million (before tax consideration), which will be recognized over a weighted average period of 1.7 years. See Note 3 in the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for further information regarding our adoption of SFAS 123R.

Research and Development (R&D)

	Fiscal Year
	2008	2007	2006

R&D Expenses	$533,480	$509,553	$459,846
R&D Expenses as a % of Product Revenue	20.7%	21.0%	20.4%

R&D expenses in fiscal 2008 increased by $23.9 million, or 5%, from the amount recorded in fiscal 2007. This increase was primarily the result of higher employee salary, benefit and bonus expenses, which were partially offset by one fewer week of operations in fiscal 2008 than in fiscal 2007 and lower employee stock option expenses.

R&D expenses in fiscal 2007 increased by $49.7 million, or 11%, from the amount recorded in fiscal 2006. The increase in R&D expenses was primarily the result of an increase in employee salary and benefit expense in fiscal 2007, primarily as a result of an increase in our employee population and to a lesser extent the impact of the extra week of operations in fiscal 2007. These increases were partially offset by lower employee bonus expenses during fiscal 2007 as compared to fiscal 2006.

R&D expenses as a percentage of revenue will fluctuate from year-to-year depending on the amount of revenue and the success of new product development efforts, which we view as critical to our future growth. At any point in time we have hundreds of R&D projects underway, and we believe that none of these projects is material on an individual basis. We expect to continue the development of innovative technologies and processes for new products, and we believe that a continued commitment to R&D is essential in order to maintain product leadership with our existing products and to provide innovative new product offerings, and therefore, we expect to continue to make significant R&D investments in the future.

Selling, Marketing, General and Administrative (SMG&A)

	Fiscal Year
	2008	2007	2006

SMG&A Expenses	$415,682	$389,505	$384,051
SMG&A Expenses as a % of Product Revenue	16.1%	16.0%	17.1%

SMG&A expenses increased by $26.2 million, or 7%, in fiscal 2008 as compared to the amount recorded in fiscal 2007. This increase was primarily the result of higher employee salary, benefit and bonus expenses, which were partially offset by lower employee stock option expenses and one less week of operations in fiscal 2008 than in fiscal 2007. Fiscal 2007 also included $8.5 million related to the reimbursement of legal expenses we received as a result of the settlement of litigation in fiscal 2007.

SMG&A expenses for fiscal 2007 increased by $5.5 million, or 1%, from the amount recorded in fiscal 2006. The increase in SMG&A expenses was primarily the result of higher employee salary and benefit expenses and to a lesser extent an extra week of operations in fiscal 2007. These increases were partially offset by lower employee bonus expenses and $8.5 million related to the reimbursement of legal expenses we received as a result of the settlement of litigation in fiscal 2007.

Purchased In-process Research and Development

Fiscal Year
2006

TTPCom Limited	$5,500
Integrant	11,124
AudioAsics	5,087

Total Purchased in-Process R&D	$21,711

We incurred charges totaling $21.7 million for the write-off of in-process technology that had not yet reached technological feasibility associated with our acquisitions in fiscal 2006. There were no charges for the write-off of in-process research and development in fiscal 2008 or 2007. See “Acquisitions” below for additional information regarding these acquisitions.

Special Charges

Closure of Wafer Fabrication Facility in Sunnyvale

During the fourth quarter of fiscal 2005, we recorded a special charge of $20.3 million as a result of a decision to close our California wafer fabrication operations and transfer virtually all of the production of products manufactured there to our facility in Wilmington, Massachusetts. The charge was for severance and fringe benefit costs that we recorded pursuant to SFAS 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, or SFAS 88, under our ongoing benefit plan for 339 manufacturing employees and 28 general and administrative employees. The severance benefit is based on the length of past service, and employees had to continue to be employed until their employment was involuntarily terminated in order to receive the severance benefit. We completed the final cleanup and closure activities associated with this action during the second quarter of fiscal 2007.

In addition we recorded additional expense during fiscal 2006 related to the Sunnyvale facility closure, which consisted of $18.3 million of non-cash cost of sales expenses for additional depreciation due to shortened useful lives of certain manufacturing equipment and $2.0 million for stay-on bonuses for certain employees critical to facilitating the closure of this facility. We reversed approximately $2.0 million of the severance accrual during fiscal 2006 because some employees voluntarily left the company and other employees found alternative employment within the company. In addition, there was an over-accrual related to fringe benefits because severance payments, normally paid as income continuance, were paid in lump sum payments, which reduced the benefit costs associated with these payments. We have terminated the employment of all of the employees included in this action.

We ceased production at the wafer fabrication facility on November 9, 2006. During the first quarter of fiscal 2007, we recorded additional expense, in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities or, SFAS 146, which consisted of $3.2 million for clean-up and closure costs that were charged to expense as incurred and $0.4 million for lease obligation costs for a warehouse facility we ceased using during the first quarter of fiscal 2007. During the second quarter of fiscal 2007, we recorded a special charge, in accordance with SFAS 146, which included $5.0 million of expense for future lease obligation costs for the wafer fabrication facility that we ceased using during the second quarter of fiscal 2007. The lease obligation costs are being paid out on a monthly basis over the remaining lease term, which expires in 2010. Also included in this special charge was $1.7 million for facility clean-up and closure costs that were charged to expense as incurred. We completed the clean-up activity during the second quarter of fiscal 2007, and we do not expect to incur any additional charges related to this action.

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

Reorganization of Product Development and Support Programs

During the fourth quarter of fiscal 2005, we recorded a special charge of $11.2 million as a result of our decision to reorganize our product development and support programs with the goal of providing greater focus on our analog and digital signal processing product programs. The charge was for severance and fringe benefit costs recorded pursuant to SFAS 88 under our ongoing benefit plan or statutory requirements at foreign locations for 60 manufacturing employees and 154 engineering and selling, marketing, general and administrative employees associated with these programs.

During fiscal 2006, we recorded an additional special charge of $3.8 million related to this reorganization action. Approximately $1.5 million of this charge was for lease obligation costs for a facility that we ceased using during the first quarter of fiscal 2006 and the write-off of property, plant and equipment and other items at this facility. The remaining $2.3 million related to the severance and fringe benefit costs recorded in the fourth quarter of fiscal 2006 pursuant to SFAS 88 under our ongoing benefit plan or statutory requirements at foreign locations for 46 engineering and selling, marketing, general and administrative employees associated with these programs.

During the first quarter of fiscal 2007, we recorded an additional special charge of $1.6 million related to this reorganization action. Approximately $0.6 million of this charge was for contract termination costs. The remaining $1.0 million relates to severance and fringe benefit costs recorded pursuant to SFAS 88 under our ongoing benefit plan for six engineering employees associated with these programs. During the second quarter of fiscal 2007, we recorded an additional special charge of $3.4 million related to this reorganization action. Approximately $3.2 million related to the severance and fringe benefit costs recorded pursuant to SFAS 88 under our ongoing benefit plan or minimum statutory requirements at foreign locations for 20 engineering and selling, marketing, general and administrative employees. The remaining $0.2 million of this charge was for lease obligation costs for a facility that we ceased using during the second quarter of fiscal 2007. During the fourth quarter of fiscal 2007, we reversed approximately $0.9 million of our severance accrual because some employees voluntarily left the company and other employees found alternative employment within the company, and were therefore no longer entitled to severance payments.

The employment of all employees associated with these programs has been terminated and amounts owed to employees for severance are being paid out as income continuance. We do not expect to incur any further charges related to this reorganization action. These organizational changes, which were fully implemented in the fourth quarter of fiscal 2007, have resulted in savings of approximately $30 million per year. These annual savings include: approximately $17 million in R&D expenses, approximately $10 million in SMG&A expenses and approximately $3 million in cost of sales. As this action was completed during fiscal 2007, a portion of these annual savings is reflected in our results for fiscal 2007 and all of the annual savings are reflected in our fiscal 2008 results.

Fourth Quarter of Fiscal 2007 Special Charges

Consolidation of a Wafer Fabrication Facility in Limerick

During the fourth quarter of fiscal 2007, we recorded a special charge of $13.7 million as a result of our decision to only use eight-inch technology at our wafer fabrication facility in Limerick. Certain manufacturing processes and products produced on the Limerick facility’s six-inch production line will transition to our existing eight-inch production line in Limerick while others will transition to external foundries. The charge is for severance and fringe benefit costs recorded pursuant to SFAS 88 under our ongoing benefit plan for 150 manufacturing employees associated with these action. As of November 1, 2008, 126 of the 150 employees included in this cost reduction action were still employed by us. We expect production to cease in the six-inch wafer fabrication facility during the first half of 2009, at which time the employment of the remaining affected employees will be terminated. These employees must continue to be employed by us until their employment is involuntarily terminated in order to receive the severance benefit. During the fourth quarter of 2008, we recorded an additional charge of $1.5 million related to this action, of which $1.2 million was an adjustment to our original estimate of the severance costs and $0.3 million was for clean-up and closure costs that were charged to expense as incurred. We expect to incur additional clean-up and closure costs related to this action over the next three quarters totaling approximately $1.5 million. In accordance with SFAS 146, we will expense these costs as incurred. We estimate that the closure of this facility will result in annual cost savings of approximately $25 million per year, expected to start during the second quarter of fiscal 2009. We expect these annual savings will be in cost of sales, of which approximately $1 million relates to non-cash depreciation savings.

Reduction of Overhead Infrastructure Costs

During the fourth quarter of fiscal 2007, we decided to either deemphasize or exit certain businesses or products and focus investments in products and end markets where we have better opportunities for profitable growth. In September 2007, we entered into a definitive agreement to sell our Baseband Chipset Business. As a result, we decided to reduce the support infrastructure in manufacturing, engineering and SMG&A to more appropriately reflect our required overhead structure. Consequently, during the fourth quarter of fiscal 2007, we recorded a special charge of $12.3 million, of which $10.7 million was for severance and fringe benefit costs recorded pursuant to SFAS 88 under our ongoing benefit plan or statutory requirements at foreign locations for 25 manufacturing employees and 127 engineering and selling, marketing, general and administrative employees associated with this action. The remaining $1.6 million was for contract termination costs related to a license agreement associated with products we will no longer develop and for which there is no future alternative use. As of November 1, 2008, we still employed 6 of the 152 employees included in this cost reduction action. These employees must continue to be employed by us until their employment is involuntarily terminated in order to receive the severance benefit. We expect these cost reduction actions, which were substantially completed in the second quarter of fiscal 2008, to result in savings of approximately $15 million per year. We expect these savings to be realized as follows: approximately $7 million in R&D expenses, approximately $6 million in SMG&A expenses and approximately $2 million in cost of sales. A portion of these savings is reflected in our results for fiscal 2008.

Fourth Quarter of 2008 Special Charge

During the fourth quarter of fiscal 2008, we decided to further reduce the operating cost structure of our company. Consequently, during the fourth quarter of fiscal 2008, we recorded a special charge of $1.6 million for severance and fringe benefit costs recorded pursuant to SFAS 88 under our ongoing benefit plan or statutory requirements at foreign locations for 19 engineering and SMG&A employees. As of November 1, 2008 we still employed, 14 of the 19 employees included in this cost reduction action. These employees must continue to be employed by us until their employment is involuntarily terminated in order to receive the severance benefit. We expect this cost reduction action, which we expect to complete during the first quarter of fiscal 2009, to result in savings of approximately $2.1 million per year. We expect these savings to be realized as follows: approximately $0.5 million in R&D expenses and approximately $1.6 million in SMG&A expenses.

Operating Income from Continuing Operations

	Fiscal Year
	2008	2007	2006

Operating income from Continuing Operations	$625,025	$568,723	$526,203
Operating income from Continuing Operations as a % of Total Revenue	24.2%	23.1%	23.4%

The $56.3 million, or 10%, increase in operating income in fiscal 2008 as compared to fiscal 2007 was primarily the result of an increase in total revenue of $118.2 million and, to a lesser extent, a decrease in special charges of $37.4 million. This increase in operating income from continuing operations was partially offset by a 10 basis point decrease in gross margin percentage, an increase in operating expenses as more fully described above under the headings Research and Development and Selling, Marketing, General and Administrative, and the fact that fiscal 2007 included $35 million in non-product revenue that we received in exchange for the licensing of certain intellectual property rights to a third party with no associated cost of sales.

Operating income increased by $42.5 million, or 8%, in fiscal 2007 as compared to fiscal 2006. This increase was the result of a $214.6 million increase in revenue, which was partially offset by a 70 basis point decrease in gross margin percentage and a $72.2 million increase in operating expenses as more fully described above under the headings Research and Development and Selling, Marketing, General and Administrative, Special Charges and Purchased In-process Research and Development.

Nonoperating (Income) Expense

	Fiscal Year
	2008	2007	2006

Interest income	(41,041)	(77,007)	(100,117)
Other, net	(36)	(15,727)	(10,472)

Total nonoperating income	$(41,077)	$(92,734)	$(110,589)

Nonoperating income in fiscal 2008 was lower by $51.7 million as compared to fiscal 2007 primarily as a result of lower average invested cash balances and, to a lesser extent, lower interest rates in fiscal 2008 as compared to fiscal 2007. In addition, other income in fiscal 2007 included $10.5 million we received as part of a litigation settlement and a $7.9 million gain from the sale of an investment.

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

Provision for Income Taxes

	Fiscal Year
	2008	2007	2006

Provision for Income Taxes	$140,925	$159,553	$118,365
Effective Income Tax Rate	21.2%	24.1%	18.6%

Our effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where our income is earned.

Our effective tax rate for fiscal 2008 was lower by 290 basis points compared to our effective tax rate for fiscal 2007. The 2007 tax rate included the following transactions, which were taxed at the higher U.S. tax rate: the one-time receipt of $35 million associated with the licensing of intellectual property to a third party, $19 million we received from a settlement of litigation and the $7.9 million gain on the sale of an investment. In addition, the 2007 tax rate included tax expense related to the finalization of the accounting for a 2006 acquisition. These items, which had the effect of increasing the 2007 tax rate, were partially offset by a higher R&D credit in fiscal 2007 than in fiscal 2008. In addition to these isolated transactions that impacted our tax rate, a larger percentage of our profits were earned in lower tax jurisdictions during fiscal 2008, as compared to fiscal 2007 causing a decrease in our tax rate.

Our effective tax rate for fiscal 2007 was higher by 550 basis points compared to our effective tax rate for fiscal 2006. This increase was primarily attributable to the recording of tax benefits of $35.2 million associated with the completion of an Internal Revenue Service, or IRS, examination during fiscal 2006, including the reversal of penalty accruals and the filing of refund claims in other jurisdictions associated with the completion of the IRS audit. The increase was also attributable to the following fiscal 2007 transactions, which were taxed at the higher U.S. tax rate: the one-time receipt of $35 million associated with the licensing of intellectual property to a third party, the gain on the sale of an investment of $7.9 million and $19 million received from the settlement of litigation. In addition, we recorded an additional $4.4 million of taxes and penalties in fiscal 2007 for proposed adjustments related to the IRS examination of fiscal 2005 and fiscal 2004 and a $5.6 million tax adjustment related to the finalization of the accounting associated with a fiscal 2006 acquisition. These items were partially offset by a tax benefit of $4.7 million from the reinstatement of the U.S. federal research and development tax credit in fiscal 2007 and a $9.9 million cumulative adjustment recorded in fiscal 2007 related to the application of this credit to a portion of our fiscal 2006 results.

Income from Continuing Operations, Net of Tax

	Fiscal Year
	2008	2007	2006

Income from Continuing Operations, net of tax	$525,177	$502,123	$519,175
Income from Continuing Operations, net of tax as a % of Total Revenue	20.3%	20.4%	23.1%
Diluted EPS from Continuing Operations	$1.77	$1.51	$1.40

Income from continuing operations, net of tax, in fiscal 2008 was higher than in fiscal 2007 by approximately $23.1 million primarily as a result of the $56.3 million increase in operating income from continuing operations that was partially offset by a $51.7 million decrease in nonoperating income and a lower provision for income taxes in fiscal 2008.

Income from continuing operations, net of tax, was lower in fiscal 2007 than in fiscal 2006 by approximately $17.1 million primarily as a result of the $17.9 million decrease in nonoperating income and the impact of a higher effective income tax rate in fiscal 2007. These items, which had the impact of decreasing 2007 income from continuing operations, net of tax, were partially offset by the $42.5 million increase in operating income from continuing operations.

The impact of inflation and foreign currency exchange rate movement on our results of operations during the past three fiscal years has not been significant.

Discontinued Operations

	Fiscal Year
	2008	2007	2006

Income (loss) from Discontinued Operations, net of tax	$12,779	$(5,216)	$30,307
Gain on sale of Discontinued Operations, net of tax	248,328	—	—

Total income (loss) from Discontinued Operations, net of tax	$261,107	$(5,216)	$30,307

Diluted earnings (loss) per share from Discontinued Operations	$0.88	$(0.02)	$0.08

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

Acquisitions

In fiscal 2006, we completed a transaction with TTPCom Limited (TTPCom), whereby TTPCom transferred to us intellectual property, engineering resources, and related assets associated with the support and customization of TTPCom’s GSM/GPRS/EDGE modem software for use on our existing and future generations of SoftFone® baseband processors. We also acquired development rights for AJAR, TTPCom’s advanced applications platform. As a result of this transaction, we became the single point of contact for both hardware and software support for our new and existing wireless handset customers, thus improving our ability to service the needs of individual customers. We paid TTPCom $11.9 million in initial cash payments. We allocated the purchase price to the tangible and intangible assets acquired based on their estimated fair values at the date of acquisition. The estimated fair values of the assets exceeded the initial payments by $7.8 million, resulting in negative goodwill. Pursuant to SFAS No. 141, Business Combinations, we recorded a liability for the contingent consideration that was accounted for as additional purchase price, up to the amount of the negative goodwill. As contingent payments became due, we applied the payments against the contingent liability. As of October 28, 2006, we had paid $6 million of contingent payments and the remaining contingent liability was $1.8 million. The purchase price included $5.5 million of in-process technology that had not yet reached technological feasibility, had no alternative future use and was charged to operations during fiscal 2006. The in-process technology related to software code developed for use in our semiconductor chipsets manufactured for devices that use both the 2G and 2.5G cellular wireless technology standards. We determined the fair value of the in-process technology with the assistance of a third party using the income approach. At the time of the acquisition, the in-process technology was approximately 56% complete. We completed the in-process research and development projects during fiscal 2007. During fiscal 2007, we paid an additional $6.1 million of contingent consideration, which resulted in reducing the $1.8 million liability and recording additional goodwill of $4.3 million. All technological milestones have been met and no additional payments will be made. The acquisition also included $13.2 million of intangible assets that we were amortizing over their estimated useful lives of five years using an accelerated amortization method that reflects the estimated pattern of economic use. As a result of the sale of our Baseband Chipset Business to MediaTek Inc., we reclassified $7.9 million of net intangible assets to assets of discontinued operations at November 3, 2007 and transferred them to MediaTek Inc. during the first quarter of fiscal 2008. See Note 2u. in the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for additional information on assets of discontinued operations.

In fiscal 2006, we acquired substantially all the outstanding stock of privately-held Integrant Technologies, Inc. (Integrant) of Seoul, Korea. The acquisition enabled us to enter the mobile TV market and strengthened our presence in the Asian region. We paid $127.2 million in initial cash payments at closing and were obligated to make additional cash payments of up to an aggregate of $33 million upon the satisfaction of certain conditions. The initial cash payments included $4.2 million held in escrow for the purchase of the remaining non-founder outstanding shares. We purchased these shares during fiscal 2007 and recorded them as additional goodwill. We allocated the purchase price to the tangible and intangible assets acquired based on their estimated fair values at the date of acquisition. We completed the final purchase accounting for this transaction during fiscal 2007, which resulted in an additional $5.6 million of goodwill. The $33 million of potential cash payments is comprised of $25 million for the achievement of revenue-based milestones during the period from July 2006 through December 2007, none of which were met, and $8.4 million related to the purchase of shares from the founder of Integrant during the period from July 2007 through July 2009. We recorded or will record these payments as additional purchase price. We have paid $6.3 million to repurchase founder shares through November 1, 2008 and will make the remaining $2.1 million payment during fiscal 2009. The purchase price included $11.1 million of in-process technology that had not yet reached technological feasibility, had no alternative future use and was charged to operations during the fourth quarter of fiscal 2006. The in-process technology related to technologies currently in development for Dual DAB, T-DMB, DVB-H, RFID and WiBro applications. We determined the fair value of the in-process technology with the assistance of a third party using the income forecast approach. At the time of the acquisition, the in-process technology was approximately 74% complete. We completed the in-process research and development projects during fiscal 2007. The acquisition also included $21.6 million of intangible assets that we are amortizing over their estimated useful lives of two to five years using an accelerated amortization method that reflects the estimated pattern of economic use.

In fiscal 2006, we acquired all the outstanding stock of privately-held AudioAsics A/S (AudioAsics) of Roskilde, Denmark. The acquisition of AudioAsics allows us to continue developing low-power audio solutions, while expanding our presence in the Nordic and Eastern European regions. We paid $19.3 million in initial cash payments at closing and may be obligated to make additional cash payments of up to an aggregate of $8 million upon the satisfaction of certain conditions. We allocated the purchase price to the tangible and intangible assets acquired based on their estimated fair values at the date of acquisition. The $8 million of potential cash payments is comprised of $4.8 million for the achievement of revenue-based milestones that may be payable during the period from October 2006 through January 2009 and $3.2 million based on the achievement of technological milestones during the period from October 2006 through January 2009. If the revenue-based milestone is met by January 2009, it will be recorded as additional goodwill. The technological milestones required post-acquisition services to be rendered and, as such, we recorded them as compensation expense in fiscal 2008. These technological milestones were achieved during fiscal 2008 and will be paid during fiscal 2009. The purchase price included $5.1 million of in-process technology that had not yet reached technological feasibility, had no alternative future use and was charged to operations during the fourth quarter of fiscal 2006. The in-process technology related to technologies currently in development for analog and digital microphone pre-amplifiers. We determined the fair value of the in-process technology with the assistance of a third party using the income approach. At the time of the acquisition, the in-process technology was approximately 69% complete. We completed the in-process research and development projects during fiscal 2007. The acquisition also included $8.3 million of intangible assets that we are amortizing over their estimated useful lives of five years using an accelerated amortization method that reflects the estimated pattern of economic use.

We have not provided pro forma results of operations for TTPCom, Integrant and AudioAsics herein as they were not material to us on either an individual or an aggregate basis. We included the results of operations of each acquisition in our consolidated statement of income from the date of such acquisition.

Liquidity and Capital Resources

	Fiscal Year
	2008	2007	2006

Net Cash Provided by Operations	$669,368	$820,365	$621,102
Net Cash Provided by Operations as a % of Total Revenue	25.9%	33.3%	27.6%

At November 1, 2008, cash, cash equivalents and short-term investments totaled $1,309.7 million, an increase of $228.5 million from the end of the fourth quarter of fiscal 2007. The primary sources of funds for fiscal 2008 were net cash generated from operating activities of $669.4 million, $403.2 million received from the sale of two businesses and proceeds of $94.2 million from the exercise of stock options. The principal uses of funds during fiscal 2008 were the repurchase of approximately 19.4 million shares of our common stock for an aggregate of $569.9 million, dividend payments of $222.5 million, and capital expenditures of $157.4 million. Included in the cash flow from operations is $110.4 million of tax payments related to the sale of the two businesses. Under SFAS No. 95, Statement of Cash Flows, all income tax payments are included in determining net cash flow from operating activities, but the cash received from the sale of the businesses must be reported as an investing cash inflow.

We sold our Baseband Chipset Business to MediaTek Inc. and our CPU voltage regulation and PC thermal monitoring business to certain subsidiaries of ON Semiconductor Corporation during the first quarter of fiscal 2008. The cash flows from these discontinued operations have been combined with the operating, investing and financing cash flows from continuing operations (i.e. no separate classification of cash flows from discontinued operations) for all periods presented. We believe the absence of the cash flows from these discontinued operations will not have a material impact on our future liquidity and financial position. Additionally, as a result of these dispositions, we reclassified certain assets and liabilities related to these businesses to assets or liabilities of discontinued operations. See Note 2u. in the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for further information regarding these discontinued operations.

	Fiscal Year
	2008	2007

Accounts Receivable	$315,290	$323,777
Days Sales Outstanding*	44	47
Inventory	$314,629	$324,373
Days Cost of Sales in Inventory*	112	119

*	We use the annualized fourth quarter revenue in our calculation of days sales outstanding and we use the annualized fourth quarter cost of sales in our calculation of days cost of sales in inventory.

Accounts receivable at the end of fiscal 2008 decreased by $8.5 million, or 3%, from the amount at the end of fiscal 2007. This decrease was the result of lower product shipments in the last month of fiscal 2008 as compared to the last month of fiscal 2007.

Inventories at the end of fiscal 2008 decreased by $9.7 million, or 3%, from the amount at the end of fiscal 2007 and days cost of sales in inventory at the end of fiscal 2008 decreased by 7 days from the amount at the end of fiscal 2007. This decrease in inventory is primarily the result of lower revenue forecasted for the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008.

Current liabilities increased to $569.1 million at November 1, 2008, an increase of $21.0 million, or 4%, from $548.1 million at the end of fiscal 2007. This increase was primarily the result of an increase in accrued liabilities as a result of increases in compensation and benefit accruals and to a lesser extent an increase in deferred income on shipments to distributors as a result of our shipments to distributors in fiscal 2008 exceeding the distributors’ sales to their end customers. These increases were partially offset by a decrease in accounts payable.

Net additions to property, plant and equipment including discontinued operations, were $157.4 million in fiscal 2008, $141.8 million in fiscal 2007 and $129.3 million in fiscal 2006. We expect fiscal 2009 capital expenditures to total approximately $55 million.

During fiscal 2008, our Board of Directors declared cash dividends totaling $0.76 per outstanding share of common stock resulting in dividend payments of $222.5 million. The payment of future dividends, if any, will be based on several factors, including our financial performance, outlook and liquidity. After the end of the fiscal year, on November 20, 2008, our Board of Directors declared a cash dividend of $0.20 per outstanding share of our common stock. The dividend is payable on December 24, 2008 to shareholders of record on December 5, 2008 and is expected to total approximately $58.2 million.

Our common stock repurchase program has been in place since August 2004. In the aggregate, the Board of Directors has authorized us to repurchase $4 billion of our common stock under the program. Under the program, we may repurchase outstanding shares of our common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized under the program. We repurchased approximately 19.4 million shares for approximately $569.9 million during fiscal 2008. As of November 1, 2008, we had repurchased a total of approximately 114.5 million shares of our common stock for approximately $3,904.7 million under this program and an additional $95.4 million remains under the current authorized program. The repurchased shares are held as authorized but unissued shares of common stock. We also from time to time repurchase shares in settlement of employee tax withholding obligations due upon the vesting of restricted stock or restricted stock units or the exercise of stock options. Any future common stock repurchases will be dependent upon the amount of cash we have available to us in the United States.

At November 1, 2008, our principal source of liquidity was $1,309.7 million of cash and cash equivalents and short-term investments. As of November 1, 2008, approximately $89.0 million of our cash and cash equivalents and short-term investments were held in the United States. The balance of our cash and cash equivalents and short-term investments was held outside the United States in various foreign subsidiaries. As we intend to reinvest certain of our foreign earnings indefinitely, this cash is not available to meet certain of our cash requirements in the United States, including for cash dividends and common stock repurchases. As a result, we entered into a five-year $165 million unsecured revolving credit facility in May 2008 in order to supplement our occasional cash requirements in the United States. To date, we have not borrowed under this credit facility but we may borrow in the future and use the proceeds for support of commercial paper issuance, stock repurchases, dividend payments, acquisitions, capital expenditures, working capital and other lawful corporate purposes.

The volatility in the credit markets has generally diminished liquidity and capital availability in worldwide markets. We are unable to predict the likely duration and severity of the current disruptions in the credit and financial markets and adverse global economic conditions. However, we believe that our existing sources of liquidity and cash expected to be generated from future operations, together with existing and anticipated available long-term financing, will be sufficient to fund operations, capital expenditures, research and development efforts, dividend payments (if any) and purchases of stock (if any) under our stock repurchase program for at least the next twelve months.

The table below summarizes our contractual obligations and the amounts we owe under these contracts in specified periods as of November 1, 2008:

		Payment due by period
		Less than			More than
(thousands)	Total	1 Year	1-3 Years	4-5 Years	5 Years

Contractual obligations:
Operating leases[a]	$83,492	$27,929	$36,201	$8,802	$10,560
Deferred compensation plan[b]	32,742	942	—	—	31,800
Pension funding[c]	7,624	7,624	—	—	—

Total	$123,858	$36,495	$36,201	$8,802	$42,360

(a)	Certain of our operating lease obligations include escalation clauses. These escalating payment requirements are reflected in the table.

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

(c)	Our funding policy for our foreign defined benefit plans is consistent with the local requirements of each country. The payment obligations in the table are estimates of our expected contributions to these plans for fiscal year 2009. The actual future payments may differ from the amounts presented in the table and reasonable estimates of payments beyond one year are not practical because of potential future changes in variables such as plan asset performance, interest rates and the rate of increase in compensation levels.

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

As of November 1, 2008, our total liabilities associated with uncertain tax positions under FIN 48 was $20.2 million, which are included in “Other non-current liabilities” in our Consolidated Balance Sheet contained in Item 8 of this Annual Report on Form 10-K as a result of our adoption of FIN 48. Due to the complexity associated with our tax uncertainties, we cannot make a reasonably reliable estimate of the period in which we expect to settle the non-current liabilities associated with these uncertain tax positions. Therefore, we have not included these uncertain tax positions in the above contractual obligations table.

The expected timing of payments and the amounts of the obligations discussed above are estimated based on current information.

Off-balance Sheet Financing

As of November 1, 2008, we had no off-balance sheet financing arrangements.

Outlook

The following statements are based on current expectations. These statements are forward-looking, and actual results may differ materially. Unless specifically mentioned, these statements do not give effect to the potential impact of any mergers, acquisitions, divestitures, or business combinations that may be announced or closed after the date of filing this report. These statements supersede all prior statements regarding business outlook made by us.

The global credit crisis and deteriorating economic conditions have resulted in more cautious customer spending behavior and generally lower demand. Order rates slowed in late September 2008, and backlog declined significantly from the prior quarter, which limits our short-term visibility into future revenues. Forecasting revenue in this environment is difficult. Our operating plan is for revenue to decline approximately 20% in the first quarter of fiscal 2009 from revenue in the fourth quarter of fiscal 2008. We are planning to take steps to avoid a large inventory buildup by significantly reducing manufacturing output, which we expect will temporarily impact our gross margin by approximately 3 to 4 percentage points. We are therefore planning for gross margin to be approximately 57% to 58% in the first quarter of fiscal 2009, depending on the actual product mix and level of sales we achieve. Further, we are planning to take actions in the first quarter of fiscal 2009 that we expect will result in operating expense reductions from fourth quarter levels of approximately 10%, or $25 million. We expect to realize over half of that savings in the first quarter of fiscal 2009 and the balance in the second quarter of fiscal 2009. As a result of these anticipated actions, we plan to record a restructuring charge in the first quarter of fiscal 2009. We are currently in the process of finalizing our plans to reduce costs and are unable to determine the amount of the restructuring charge at this point. Assuming these levels of sales and resulting gross margin, anticipated cost reductions, and an effective tax rate of 22%, we expect diluted earnings per share from continuing operations in the first quarter of fiscal 2009 to be approximately $0.22 to $0.23, excluding restructuring charges.

We are responding to the current economic environment by taking actions that we expect will reduce expenses in the short-term while strengthening our position for the long-term. We anticipate that our variable and discretionary cost reductions will fluctuate with general economic conditions, while the actions related to realigning our product portfolio and streamlining our manufacturing infrastructure will result in short-term savings as well as a lower cost structure. While we believe that we have taken steps to mitigate the short-term reduction in our earnings and position ourselves for significant earnings leverage when growth resumes, there can be no assurances that market conditions will improve or that our actions will be sufficient to counteract those market conditions.

New Accounting Pronouncements

Derivative Instruments and Hedging Activities

In March 2008, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires entities to provide enhanced disclosures about how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact, if any, that SFAS 161 may have on our financial condition and results of operations. The adoption of SFAS 161 will change our disclosures for derivative instruments and hedging activities beginning in the second quarter of fiscal year 2009.

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R requires an acquiring entity in a business combination to recognize the assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at their fair value on the acquisition date. It further requires that acquisition-related costs and restructuring costs be recognized separately from the acquisition. SFAS 141R is effective for fiscal years beginning after December 15, 2008, which is our fiscal year 2010. We are currently evaluating the impact, if any, that SFAS 141R may have on our financial condition and results of operations. The adoption of SFAS 141R will change our accounting treatment for business combinations on a prospective basis beginning in the first quarter of fiscal year 2010.

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

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard also provides for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value. This standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for fiscal years beginning after November 15, 2007, which is our fiscal year 2009. The adoption of SFAS 157 in the first quarter of fiscal 2009 will not materially impact our financial condition and results of operations. The adoption of SFAS 157 will expand our disclosures pertaining to the measurement of assets and liabilities beginning in the first quarter of fiscal year 2009.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of the financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience, knowledge of current conditions and beliefs of what could occur in the future based on available information. We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment. If actual results differ significantly from management’s estimates and projections, there could be a material effect on our financial statements. We also have other policies that we consider key accounting policies, such as our policy for revenue recognition, including the deferral of revenue on sales to distributors until the products are sold to the end user; however, the application of these policies does not require us to make significant estimates or judgments that are difficult or subjective.

Inventory Valuation

We value inventories at the lower of cost (first-in, first-out method) or market. Because of the cyclical nature of the semiconductor industry, changes in inventory levels, obsolescence of technology, and product life cycles, we write down inventories to net realizable value. We employ a variety of methodologies to determine the net realizable value of inventory. While a portion of the calculation is determined via reference to the age of inventory and lower of cost or market calculations, an element of the calculation is subject to significant judgments made by us about future demand for our inventory. If actual demand for our products is less than our estimates, additional adjustments to existing inventories may need to be recorded in future periods. To date our actual results have not been materially different than our estimates, and we do not expect them to be materially different in the future.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts, when appropriate, for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, our actual losses may exceed our estimates, and additional allowances would be required. To date our actual results have not been materially different than our estimates, and we do not expect them to be materially different in the future.

Long-Lived Assets

We review property, plant, and equipment and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of assets may not be recoverable. Recoverability of these assets is measured by comparison of their carrying value to future undiscounted cash flows that the assets are expected to generate over their remaining economic lives. If such assets are considered to be impaired, the impairment to be recognized in earnings equals the amount by which the carrying value of the assets exceeds their fair value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. Although we have recognized no material impairment adjustments related to our property, plant, and equipment and identified intangible assets during the past three fiscal years, except those made in conjunction with restructuring actions, deterioration in our business in the future could lead to such impairment adjustments in future periods. Evaluation of impairment of long-lived assets requires estimates of future operating results that are used in the preparation of the expected future undiscounted cash flows. Actual future operating results and the remaining economic lives of our long-lived assets could differ from the estimates used in assessing the recoverability of these assets. These differences could result in impairment charges, which could have a material adverse impact on our results of operations. In addition, in certain instances, assets may not be impaired but their estimated useful lives may have decreased. In these situations, we amortize the remaining net book values over the revised useful lives.

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

On November 4, 2007 (the first day of our 2008 fiscal year), we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 differs from the prior standards in that it requires companies to determine that it is “more likely than not” that a tax position will be sustained by the appropriate taxing authorities before any benefit can be recorded in the financial statements. An uncertain income tax position is not recognized if it has less than a 50% likelihood of being sustained. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in known facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. A change in these factors would result in the recognition of a tax benefit or an additional charge to the tax provision.

In the ordinary course of global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of cost reimbursement and royalty arrangements among related entities. Although we believe our estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different than that which is reflected in our historical income tax provisions and accruals. In the event our assumptions are incorrect, the differences could have a material impact on our income tax provision and operating results in the period in which such determination is made.

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

Expected volatility — We are responsible for estimating volatility and have considered a number of factors, including third-party estimates, when estimating volatility. We currently believe that the exclusive use of implied volatility results in the best estimate of the grant-date fair value of employee stock options because it reflects the market’s current expectations of future volatility. In evaluating the appropriateness of exclusively relying on implied volatility, we concluded that: (1) options in the Company’s common stock are actively traded with sufficient volume on several exchanges; (2) the market prices of both the traded options and the underlying shares are measured at a similar point in time to each other and on a date close to the grant date of the employee share options; (3) the traded options have exercise prices that are both near-the-money and close to the exercise price of the employee share options; and (4) the maturities of the traded options used to estimate volatility are at least one year.

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

The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. Based on an analysis of our historical forfeitures, we have applied an annual forfeiture rate of 4.3% to all unvested stock-based awards as of November 1, 2008. The rate of 4.3% represents the portion that is expected to be forfeited each year over the vesting period. This analysis is re-evaluated quarterly and the forfeiture rate is adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those awards that vest.

Contingencies

From time to time, we receive notices that our products or manufacturing processes allegedly infringe the patent or intellectual property rights of others. We periodically assess each matter to determine if a contingent liability should be recorded in accordance with SFAS 5, Accounting for Contingencies. In making this determination, we may, depending on the nature of the matter, consult with internal and external legal counsel and technical experts. Based on the information we obtain, combined with our judgment regarding all the facts and circumstances of each matter, we determine whether it is probable that a contingent loss may be incurred and whether the amount of such loss can be reasonably estimated. If a loss is probable and reasonably estimable, we record a contingent loss in accordance with SFAS 5. In determining the amount of a contingent loss, we consider advice received from experts in the specific matter, current status of legal proceedings, settlement negotiations that may be ongoing, prior case history and other factors. If the judgments and estimates made by us are incorrect, we may need to record additional contingent losses that could materially adversely impact our results of operations. See Note 12 in the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for additional information regarding our commitments and contingencies.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Exposure

Based on our marketable securities and short term investments outstanding as of November 1, 2008 and November 3, 2007, our annual interest income would change by approximately $14 million and $9 million, respectively, for each 100 basis point increase or decrease in interest rates. The fair values of our investment portfolio at November 1, 2008 and November 3, 2007 would each change by approximately $2 million for each 100 basis point increase or decrease in rates.

Foreign Currency Exposure

As more fully described in Note 2i. in the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K, we regularly hedge our non-U.S. dollar-based exposures by entering into forward foreign currency exchange contracts. The terms of these contracts are for periods matching the duration of the underlying exposure and generally range from one month to twelve months. Currently, our largest foreign currency exposure is the Euro, primarily because our European operations have the highest proportion of our local currency denominated expenses. Relative to foreign currency exposures existing at November 1, 2008 and November 3, 2007, a 10% unfavorable movement in foreign currency exchange rates would not expose us to significant losses in earnings or cash flows because we hedge substantially all of our year-end exposures against fluctuations in foreign currency exchange rates.

The market risk associated with our derivative instruments results from currency exchange rate or interest rate movements that are expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. The counterparties to the agreements relating to our foreign exchange instruments consist of a number of major international financial institutions with high credit ratings. We do not believe that there is significant risk of nonperformance by these counterparties because we continually monitor the credit ratings of such counterparties, and limit the financial exposure with any one financial institution. While the contract or notional amounts of derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of our exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of counterparties to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparties’ obligations under the contracts exceed our obligations to the counterparties.

The following table illustrates the effect that a 10% unfavorable or favorable movement in foreign currency exchange rates, relative to the U.S. dollar, would have on the fair value of our forward exchange contracts as of November 1, 2008 and November 3, 2007:

	November 1, 2008	November 3, 2007

Fair value of forward exchange contracts (liability) asset	$(23,158)	$6,924
Fair value of forward exchange contracts after a 10% unfavorable movement in foreign currency exchange rates (liability) asset	$(9,457)	$24,414
Fair value of forward exchange contracts after a 10% favorable movement in foreign currency exchange rates liability	$(38,294)	$(9,233)

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ANALOG DEVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME
Years ended November 1, 2008, November 3, 2007 and October 28, 2006

(thousands, except per share amounts)	2008	2007	2006

Revenue
Product revenue	$2,582,931	$2,429,721	$2,250,100
Revenue from one-time IP license	—	35,000	—

Total revenue	2,582,931	2,464,721	2,250,100
Costs and Expenses
Cost of sales(1)	1,005,656	956,445	856,499

Gross margin	1,577,275	1,508,276	1,393,601
Operating expenses:
Research and development(1)	533,480	509,553	459,846
Selling, marketing, general and administrative(1)	415,682	389,505	384,051
Purchased in-process research and development	—	—	21,711
Special charges	3,088	40,495	1,790

	952,250	939,553	867,398
Operating income from continuing operations	625,025	568,723	526,203
Nonoperating (income) expenses:
Interest income	(41,041)	(77,007)	(100,117)
Other, net	(36)	(15,727)	(10,472)

	(41,077)	(92,734)	(110,589)

Earnings
Income from continuing operations before income taxes and minority interest	666,102	661,457	636,792
Provision for income taxes:
Payable currently	152,294	162,403	146,819
Deferred	(11,369)	(2,850)	(28,454)

	140,925	159,553	118,365

Minority interest	—	219	748

Income from continuing operations, net of tax	525,177	502,123	519,175

Discontinued operations, net of tax:
Income (loss) from discontinued operations	12,779	(5,216)	30,307
Gain on sale of discontinued operations	248,328	—	—

Total income (loss) from discontinued operations, net of tax	261,107	(5,216)	30,307

Net income	$786,284	$496,907	$549,482

Shares used to compute earnings per share — Basic	292,688	323,255	358,762
Shares used to compute earnings per share — Diluted	297,110	332,301	370,964
Earnings per share — Basic
Income from continuing operations, net of tax	$1.79	$1.55	$1.45
Net income	$2.69	$1.54	$1.53
Earnings per share — Diluted
Income from continuing operations, net of tax	$1.77	$1.51	$1.40
Net income	$2.65	$1.50	$1.48
Dividends declared per share	$0.76	$0.70	$0.56
(1) Includes stock-based compensation expense as follows:
Cost of sales	$7,806	$10,591	$7,630
Research and development	23,768	29,347	30,663
Selling, marketing, general and administrative	20,970	27,329	32,433

See accompanying Notes.

ANALOG DEVICES, INC.

CONSOLIDATED BALANCE SHEETS
November 1, 2008 and November 3, 2007

(thousands, except per share amounts)	2008	2007

ASSETS
Current Assets
Cash and cash equivalents	$593,599	$424,972
Short-term investments	716,087	656,235
Accounts receivable less allowances of $5,501 ($3,611 in 2007)	315,290	323,777
Inventories(1)	314,629	324,373
Deferred tax assets	102,676	110,675
Deferred compensation plan investments	942	1,233
Prepaid expenses and other current assets	40,460	50,130
Current assets of discontinued operations	5,894	87,457

Total current assets	2,089,577	1,978,852

Property, Plant and Equipment, at Cost
Land and buildings	378,187	372,162
Machinery and equipment	1,512,984	1,412,913
Office equipment	63,071	76,684
Leasehold improvements	65,247	62,883

	2,019,489	1,924,642
Less accumulated depreciation and amortization	1,452,050	1,368,567

Net property, plant and equipment	567,439	556,075

Other Assets
Deferred compensation plan investments	31,099	35,210
Other investments	955	1,692
Goodwill	235,175	279,469
Intangible assets, net	12,300	24,153
Deferred tax assets	65,949	52,491
Other assets	26,461	43,000
Non-current assets of discontinued operations	62,037	—

Total other assets	433,976	436,015

	$3,090,992	$2,970,942

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$130,451	$156,192
Deferred income on shipments to distributors	175,358	151,423
Income taxes payable	52,546	65,690
Deferred compensation plan liability	942	1,233
Accrued liabilities	191,307	149,360
Current liabilities of discontinued operations	18,454	24,153

Total current liabilities	569,058	548,051

Noncurrent Liabilities
Deferred income taxes	14,310	10,146
Deferred compensation plan liability	31,800	35,320
Other noncurrent liabilities	55,561	40,291

Total noncurrent liabilities	101,671	85,757

Commitments and contingencies (Note 12)
Shareholders’ Equity
Preferred stock, $1.00 par value, 471,934 shares authorized, none outstanding	—	—
Common stock, $0.16 2/3 par value, 1,200,000,000 shares authorized, 291,193,451 shares issued and outstanding (303,354,180 on November 3, 2007)	48,533	50,560
Capital in excess of par value	—	—
Retained earnings	2,419,908	2,253,483
Accumulated other comprehensive (loss) income	(48,178)	33,091

Total shareholders’ equity	2,420,263	2,337,134

	$3,090,992	$2,970,942

(1)	Includes $2,632 and $3,371 related to stock-based compensation at November 1, 2008 and November 3, 2007, respectively.

See accompanying Notes.

ANALOG DEVICES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years ended November 1, 2008, November 3, 2007 and October 28, 2006

					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
(thousands)	Shares	Amount	Par Value	Earnings	(Loss) Income

BALANCE, OCTOBER 29, 2005	366,832	$61,139	$380,206	$3,269,420	$(18,698)

Activity in Fiscal 2006
Net Income — 2006				549,482
Dividends declared and paid				(201,451)
Issuance of stock under stock plans and other, net of repurchases	5,824	971	94,408
Tax benefit-stock options			228,258
Stock-based compensation expense			77,573
Issuance of common stock in connection with acquisitions	10	2	541
Amortization of deferred stock-based compensation related to acquisitions			433
Other comprehensive income					18,437
Common stock repurchased	(30,666)	(5,111)	(781,419)	(238,452)	—

BALANCE, OCTOBER 28, 2006	342,000	57,001	—	3,378,999	(261)

Activity in Fiscal 2007
Net Income — 2007				496,907
Dividends declared and paid				(228,281)
Issuance of stock under stock plans and other, net of repurchases	7,291	1,215		107,934
Tax benefit-stock options				65,131
Stock-based compensation expense				72,349
Adoption of FAS 158					10,361
Other comprehensive income					22,991
Common stock repurchased	(45,937)	(7,656)	—	(1,639,556)	—

BALANCE, NOVEMBER 3, 2007	303,354	50,560	—	2,253,483	33,091

Activity in Fiscal 2008
Net Income — 2008				786,284
Dividends declared and paid				(222,530)
Issuance of stock under stock plans and other, net of repurchases	7,256	1,209		92,946
Tax benefit-stock options				26,095
Stock-based compensation expense				50,247
Other comprehensive loss					(81,269)
Common stock repurchased	(19,417)	(3,236)	—	(566,617)	—

BALANCE, NOVEMBER 1, 2008	291,193	$48,533	$—	$2,419,908	$(48,178)

See accompanying Notes.

ANALOG DEVICES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended November 1, 2008, November 3, 2007 and October 28, 2006

(thousands)	2008	2007	2006

Income from continuing operations, net of tax	$525,177	$502,123	$519,175
Foreign currency translation adjustment	(42,370)	10,640	5,838
Net unrealized gains (losses) on securities:
Net unrealized holding gains (net of taxes of $372 in 2008, $2,746 in 2007 and $4,034 in 2006) on securities classified as short-term investments	2,508	5,094	7,492
Net unrealized holding gains (losses) (net of taxes of $217 in 2008, $100 in 2007 and $235 in 2006) on securities classified as other investments	400	(185)	(436)

Net unrealized gains on securities	2,908	4,909	7,056

Derivative instruments designated as cash flow hedges:
Changes in fair value of derivatives (net of taxes of $1,622 in 2008, $846 in 2007 and $634 in 2006)	(10,663)	5,282	4,242
Realized (gain) loss reclassification (net of taxes of $2,420 in 2008, $107 in 2007 and $14 in 2006)	(15,912)	665	(97)

Net change in derivative instruments designated as cash flow hedges	(26,575)	5,947	4,145

Minimum pension liability adjustment (net of taxes of $0 in 2008, $640 in 2007 and $753 in 2006)	—	1,495	1,398
Accumulated other comprehensive (loss) income — pension plans:
Transition obligation (net of taxes of $4 in 2008)	(43)	—	—
Net actuarial loss (net of taxes of $1,971 in 2008)	(15,197)	—	—
Net prior service income (net of taxes of $4 in 2008)	8	—	—

Net change in accumulated other comprehensive (loss) income — pension plans (net of taxes of $1,963 in 2008)	(15,232)	—	—

Other comprehensive (loss) income	(81,269)	22,991	18,437

Comprehensive income from continuing operations	443,908	525,114	537,612

Income (loss) from discontinued operations, net of tax	261,107	(5,216)	30,307

Comprehensive income	$705,015	$519,898	$567,919

As a result of adopting the recognition principles of SFAS 158 on November 3, 2007, the Company recorded a $10.4 million adjustment, net of tax of $1.4 million, to accumulated other comprehensive income. In accordance with the requirements of SFAS 158, this adjustment has been excluded from the above presentation of comprehensive income for fiscal year 2007.

See accompanying Notes.

ANALOG DEVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended November 1, 2008, November 3, 2007 and October 28, 2006

(thousands)	2008	2007	2006

Operations
Cash flows from operations:
Net income	$786,284	$496,907	$549,482
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	144,222	142,173	166,851
Amortization of intangibles	9,250	12,610	5,312
Stock-based compensation expense	50,247	72,652	75,429
Gain on sale of business	(248,328)	—	—
Gain on sale of investments	—	(7,919)	—
Minority interest	—	(219)	(748)
Non-cash portion of special charges	—	438	459
Gain on sale of product line	—	—	(13,027)
Purchased in-process research and development	—	—	21,711
Other non-cash expense	310	853	784
Excess tax benefit — stock options	(18,586)	(40,871)	(181,178)
Deferred income taxes	(11,369)	(2,850)	(28,454)
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	48,903	(27,011)	(6,705)
Decrease (increase) in inventories	16,784	16,549	(52,043)
Decrease (increase) in prepaid expenses and other current assets	6,557	34,890	(17,327)
Decrease (increase) in deferred compensation plan investments	4,401	(4,755)	245,629
(Decrease) increase in accounts payable, deferred income and accrued liabilities	(60,736)	53,693	5,682
(Decrease) increase in deferred compensation plan liability	(3,811)	4,811	(247,291)
Income tax payments related to gain on sale of businesses	(110,401)	—	—
Increase in income taxes payable	41,443	53,119	96,336
Increase in other liabilities	14,198	15,295	200

Total adjustments	(116,916)	323,458	71,620

Net cash provided by operations	669,368	820,365	621,102

Investing Activities
Cash flows from investing:
Additions to property, plant and equipment, net	(157,408)	(141,810)	(129,297)
Purchases of short-term available-for-sale investments	(1,831,363)	(1,807,476)	(2,483,123)
Maturities of short-term available-for-sale investments	1,774,391	2,943,468	2,788,717
Proceeds from sale of investment	—	8,003	—
Proceeds from sale of property, plant and equipment	—	—	1,735
Proceeds from sale of product line	—	—	23,070
Proceeds from sale of business	403,181	—	—
Payments for acquisitions	(3,146)	(9,160)	(157,017)
Decrease (increase) in other assets	2,708	(8,438)	723

Net cash provided by investing activities	188,363	984,587	44,808

Financing Activities
Cash flows from financing activities:
Dividend payments to shareholders	(222,530)	(228,281)	(201,451)
Repurchase of common stock	(569,853)	(1,647,212)	(1,024,982)
Proceeds from employee stock plans	94,155	109,149	94,392
Increase in liability from stock repurchase	234	—	—
Credit facility fees	(600)	—	—
Excess tax benefit — stock options	18,586	40,871	181,178

Net cash used by financing activities	(680,008)	(1,725,473)	(950,863)

Effect of exchange rate changes on cash	(9,096)	1,546	1,309

Net increase (decrease) in cash and cash equivalents	168,627	81,025	(283,644)
Cash and cash equivalents at beginning of year	424,972	343,947	627,591

Cash and cash equivalents at end of year	$593,599	$424,972	$343,947

See accompanying Notes.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended November 1, 2008, November 3, 2007 and October 28, 2006
(all tabular amounts in thousands except per share amounts)

1.	Description of Business

Analog Devices, Inc. (“Analog Devices” or the “Company”) is a world leader in the design, manufacture and marketing of high-performance analog, mixed-signal and digital signal processing integrated circuits used in industrial, communication, computer and consumer applications. Since the Company’s inception in 1965, it has focused on solving the engineering challenges associated with signal processing in electronic equipment. The Company’s signal processing products convert real-world phenomena such as light, sound, temperature, motion and pressure into electrical signals to be used in a wide array of electronic equipment. Used by over 60,000 customers worldwide, the Company’s products are embedded inside many types of electronic equipment including industrial process controls, factory automation systems, defense electronics, portable wireless communications devices, cellular basestations, central office networking equipment, computers, automobiles, medical imaging equipment, digital cameras and digital televisions. Signal processing technology is a critical element of high-speed communications, digital entertainment, and other consumer, computer and industrial applications. As new generations of digital applications evolve, they require new needs for high-performance analog signal processing and digital signal processing, or DSP, technology. The Company produces a wide range of products that are designed to meet the signal processing technology needs of a broad base of customers.

2.	Summary of Significant Accounting Policies

a.	Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its subsidiaries. Upon consolidation, all intercompany accounts and transactions are eliminated. Amounts pertaining to the non-controlling ownership interest held by a third party in the operating results and financial position of the Company’s majority-owned subsidiaries are reported as “minority interest.” The Company’s fiscal year is the 52-week or 53-week period ending on the Saturday closest to the last day in October. Fiscal year 2008 was a 52-week period, fiscal year 2007 was a 53-week period and fiscal 2006 was 52-week period. Certain amounts reported in previous years have been reclassified to conform to the fiscal 2008 presentation. Such reclassifications were immaterial.

During the first quarter of fiscal 2008, the Company sold its baseband chipset business and related support operations (Baseband Chipset Business) to MediaTek Inc. and sold its CPU voltage regulation and PC thermal monitoring business to certain subsidiaries of ON Semiconductor Corporation. The Company has reflected the financial results of these businesses as discontinued operations in the consolidated statements of income for all periods presented. The assets and liabilities of these businesses are reflected as assets and liabilities of discontinued operations in the consolidated balance sheets as of November 1, 2008 and November 3, 2007. The historical results of operations of these businesses have been segregated from the Company’s consolidated financial statements and are included in income (loss) from discontinued operations, net of tax, in the consolidated statements of income.

b.	Cash, Cash Equivalents and Short-term Investments

Cash and cash equivalents are highly liquid investments with insignificant interest rate risk and maturities of three months or less at the time of acquisition. Cash, cash equivalents and short-term investments consist primarily of corporate obligations such as commercial paper and corporate bonds and institutional money market funds. They also include bank time deposits and U.S. Government Treasury bonds.

The Company classifies its investments in readily marketable debt and equity securities as “held-to-maturity,” “available-for-sale” or “trading” at the time of purchase. There were no transfers between investment classifications in any of the fiscal years presented. Held-to-maturity securities, which are carried at amortized cost, include only those securities the Company has the positive intent and ability to hold to maturity. Securities, such as bank time deposits, which by their nature are typically held to maturity, are classified as such. The Company’s other readily

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

marketable cash equivalents and short-term investments are classified as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses, net of related tax, reported in accumulated other comprehensive (loss) income. The Company’s deferred compensation plan investments are classified as trading. See Note 7 for additional information on the Company’s deferred compensation plan investments. Realized gains and losses, as well as interest, and dividends on all securities, are included in earnings. No realized gains or losses were recorded during any of the fiscal years presented.

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

Unrealized gains and losses on available-for-sale securities classified as short-term investments at November 1, 2008 and November 3, 2007 were as follows:

	2008	2007

Unrealized gains	$2,807	$6
Unrealized losses	—	(79)

Net unrealized gains (losses) on securities classified as short term investments	$2,807	$(73)

Unrealized gains and losses in 2008 relate to corporate obligations, and in 2006 and 2007 relate to U.S. Government Treasury and agency bonds.

There were no cash equivalents or short-term investments classified as trading at November 1, 2008 and November 3, 2007. All of the Company’s short-term investments were classified as available-for-sale. At November 3, 2007 short-term investments with maturities in excess of one year were classified as short-term as they were available-for-sale securities and available to be used in current operations. All short-term securities at November 1, 2008 have maturities less than one year. The components of the Company’s cash, cash equivalents and short-term investments as of November 1, 2008 and November 3, 2007 were as follows:

	2008	2007

Cash and cash equivalents:
Cash	$27,910	$30,034
Available-for-sale:
Institutional money market funds	197,735	152,013
Corporate obligations	321,200	89,250
Held-to-maturity:
Euro time deposits	46,754	153,675

Total cash and cash equivalents	$593,599	$424,972

Short-term investments:
Securities with one year or less to maturity:
Corporate obligations	$716,087	$527,278
U.S. Government Treasury, agency and municipal notes	—	128,957

Total maturities less than 1 year	716,087	656,235

Total short-term investments	$716,087	$656,235

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

c.	Supplemental Cash Flow Statement Information

	2008	2007	2006

Cash paid during the fiscal year for:
Income taxes	$201,974	$102,349	$61,099
Interest	$—	$—	$32

d.	Inventories

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

Inventories at November 1, 2008 and November 3, 2007 were as follows:

	2008	2007

Raw materials	$15,350	$14,655
Work in process	200,436	224,211
Finished goods	98,843	85,507

Total inventories	$314,629	$324,373

e.	Property, Plant and Equipment

Property, plant and equipment is recorded at cost less allowances for depreciation. The straight-line method of depreciation is used for all classes of assets for financial statement purposes; both straight-line and accelerated methods are used for income tax purposes. Leasehold improvements are amortized based upon the lesser of the term of the lease or the useful life of the asset. Repairs and maintenance charges are expensed as incurred. Depreciation and amortization are based on the following useful lives:

Buildings & building equipment	Up to 25 years
Machinery & equipment	3-8 years
Office equipment	3-8 years

Depreciation expense from continuing operations of property, plant and equipment was $144 million, $139 million and $165 million in fiscal 2008, 2007 and 2006, respectively.

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

Goodwill

The Company annually evaluates goodwill for impairment as well as whenever events or changes in circumstances suggest that the carrying value of goodwill may not be recoverable. Because the Company has one reporting segment under Statement of Financial Accounting Standards (SFAS) 142, the Company utilizes the entity-wide approach for assessing goodwill for impairment and compares its market value to its net book value to determine if an impairment exists. No impairment of goodwill resulted from the Company’s most recent evaluation of goodwill for impairment, which occurred in the fourth quarter of fiscal 2008. No impairment of goodwill resulted in any of the fiscal years presented. The Company’s next annual impairment assessment will be made in the fourth quarter of fiscal 2009 unless indicators arise that would require the Company to reevaluate at an earlier date. The following table presents the changes in goodwill during fiscal 2008 and 2007:

	2008	2007

Balance at beginning of year	$279,469	$256,209
Acquisition of TTPCom(1)	—	4,273
Acquisition of Integrant Technologies(2)	2,988	13,282
Goodwill allocated to sale of businesses(3)	(12,649)	—
Foreign currency translation adjustment	(34,633)	5,705

Balance at end of year	$235,175	$279,469

(1)	The Company made its final milestone payment related to this acquisition in the second quarter of fiscal 2007.

(2)	The Company completed the final purchase accounting for this transaction during the first quarter of fiscal 2007, which resulted in an additional $5.6 million of goodwill. The Company purchased additional outstanding minority shares related to this acquisition during fiscal 2007 and fiscal 2008, which resulted in an additional $7.7 million and $3.0 million, respectively, of goodwill.

(3)	The Company allocated $12.6 million of goodwill in connection with the sale of its Baseband Chipset Business to MediaTek Inc. and the sale of its CPU voltage regulation and PC thermal monitoring business to ON Semiconductor Corporation in fiscal 2008.

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

In connection with the sale of the Baseband Chipset Business to MediaTek Inc., net intangible assets of $7.9 million were reclassified to assets of discontinued operations in fiscal 2007. See Note 2u. for additional information on assets of discontinued operations and Note 6 for additional information on the Company’s recent acquisitions.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets, which will continue to be amortized, consisted of the following:

	November 1, 2008		November 3, 2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Technology-based	$36,516	$25,731	$43,626	$23,303
Tradename	1,438	1,430	1,687	1,403
Customer relationships	4,529	3,022	5,798	2,470
Other	6,534	6,534	6,582	6,364

Total	$49,017	$36,717	$57,693	$33,540

Intangible assets acquired prior to fiscal 2006 continue to be amortized on a straight-line basis over their estimated useful lives, which range from five to ten years. The intangible assets acquired during fiscal 2006 are being amortized over their estimated useful lives of two to five years using an accelerated method of amortization that is expected to reflect the estimated pattern of economic use. The remaining amortization expense will be recognized over a weighted-average period of approximately 1.3 years.

Amortization expense from continuing operations, related to intangibles was $9.3 million, $9.2 million and $3.5 million in fiscal 2008, 2007 and 2006, respectively.

The Company expects annual amortization expense for these intangible assets to be:

Fiscal Years	Amortization Expense

2009	$6,192
2010	$4,133
2011	$1,846
2012	$129

g.	Grant Accounting

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

The functional currency for the Company’s foreign sales and research and development operations is the applicable local currency. Gains and losses resulting from translation of these foreign currencies into U.S. dollars are recorded in accumulated other comprehensive (loss) income. Transaction gains and losses and remeasurement of foreign currency denominated assets and liabilities are included in income currently, including those at the Company’s principal foreign manufacturing operations where the functional currency is the U.S. dollar. Foreign currency transaction gains or losses included in other expenses, net, were not material in fiscal 2008, 2007 or 2006.

i.	Derivative Instruments and Hedging Agreements

The Company enters into forward foreign currency exchange contracts to offset certain operational and balance sheet exposures from the impact of changes in foreign currency exchange rates. Such exposures result from the portion of the Company’s operations, assets and liabilities that are denominated in currencies other than the

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.S. dollar, primarily Euro; other exposures include Philippine Peso and British Pounds Sterling. These foreign currency exchange contracts are entered into to support purchases and financing transactions made in the normal course of business, and accordingly, are not speculative in nature. In accordance with Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, hedges related to anticipated transactions are designated and documented at the inception of the respective hedges as cash flow hedges and are evaluated for effectiveness monthly.

The Company records all derivative financial instruments in the consolidated financial statements in other current assets or accrued liabilities, depending on their net position, at fair value regardless of the purpose or intent for holding the derivative contract. Changes in the fair value of the derivative financial instruments are either recognized periodically in earnings or in shareholders’ equity as a component of accumulated other comprehensive (loss) income (OCI) depending on whether the derivative financial instrument qualifies for hedge accounting as defined by SFAS 133. Changes in fair values of derivatives not qualifying for hedge accounting are reported in earnings as they occur.

Foreign Exchange Exposure Management — The Company has international sales and purchase transactions in foreign currencies and has a policy of hedging forecasted and actual foreign currency risk with forward foreign currency exchange contracts. The Company’s forward foreign currency exchange contracts are denominated primarily in Euro and other currencies including Philippine Peso and British Pounds Sterling. The contracts are for periods consistent with the terms of the underlying transactions, generally one year or less. Derivative instruments are employed to eliminate or minimize certain foreign currency exposures that can be confidently identified and quantified. In accordance with SFAS 133, hedges related to anticipated transactions are designated and documented at the inception of the respective hedges as cash flow hedges and are evaluated for effectiveness monthly. As the terms of the contract and the underlying transaction are matched at inception, forward contract effectiveness is calculated by comparing the change in fair value of the contract to the change in the forward value of the anticipated transaction, with the effective portion of the gain or loss on the derivative instrument reported as a component of OCI in shareholders’ equity and reclassified into earnings in the same period during which the hedged transaction affects earnings. Any residual change in fair value of the instruments, or ineffectiveness, is recognized immediately in other income/expense. Ineffectiveness was immaterial in all fiscal years reported.

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

The market risk associated with the Company’s derivative instruments results from currency exchange rate or interest rate movements that are expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. The counterparties to the agreements relating to the Company’s foreign exchange instruments consist of a number of major international financial institutions with high credit ratings. The Company does not believe that there is significant risk of nonperformance by these counterparties because the Company continually monitors the credit ratings of such counterparties, and limits the financial exposure with any one financial institution. While the contract or notional amounts of derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of the Company’s exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of counterparties to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparties’ obligations under the contracts exceed the obligations of the Company to the counterparties.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated Derivative Gains or Losses

The following table summarizes activity in accumulated other comprehensive (loss) income related to derivatives classified as cash flow hedges held by the Company during the period from October 29, 2006 through November 1, 2008:

	2008	2007

Balance at beginning of year	$6,312	$365
Changes in fair value of derivatives — (loss) gain, net of tax	(10,663)	5,282
Reclassifications into earnings from other comprehensive (loss) income, net of tax	(15,912)	665

Balance at end of year	$(20,263)	$6,312

All of the accumulated loss will be reclassified into earnings over the next twelve months.

j.	Fair Values of Financial Instruments

The following estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

	November 1, 2008		November 3, 2007
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Assets:
Cash and cash equivalents	$593,599	$593,599	$424,972	$424,972
Short-term investments	716,087	716,087	656,235	656,235
Deferred compensation investments	32,041	32,041	36,443	36,443
Other investments	955	955	1,692	1,692
Foreign Currency Instruments:
Forward foreign currency exchange contracts	(23,158)	(23,158)	6,924	6,924

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

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company sells its products to distributors and original equipment manufacturers involved in a variety of industries including industrial process automation, instrumentation, defense/aerospace, automotive, communications, computers and computer peripherals and consumer electronics. The Company has adopted credit policies and standards to accommodate growth in these markets. The Company performs continuing credit evaluations of its customers’ financial condition and although the Company generally does not require collateral, the Company may require letters of credit from customers in certain circumstances. The Company provides reserves for estimated amounts of accounts receivable that may not be collected.

m.	Concentration of Other Risks

The semiconductor industry is characterized by rapid technological change, competitive pricing pressures and cyclical market patterns. The Company’s financial results are affected by a wide variety of factors, including general economic conditions worldwide, economic conditions specific to the semiconductor industry, the timely implementation of new manufacturing technologies, the ability to safeguard patents and intellectual property in a rapidly evolving market and reliance on assembly and test subcontractors, third-party wafer fabricators and independent distributors. In addition, the semiconductor market has historically been cyclical and subject to significant economic downturns at various times. The Company is exposed to the risk of obsolescence of its inventory depending on the mix of future business. Additionally, a large portion of the Company’s external wafer purchase and foundry services are from a limited number of suppliers, primarily Taiwan Semiconductor Manufacturing Company (TSMC). If TSMC or any of the Company’s other key suppliers are unable or unwilling to manufacture and deliver sufficient quantities of components, on the time schedule and of the quality that the Company requires, the Company may be forced to engage additional or replacement suppliers, which could result in significant expenses and disruptions or delays in manufacturing, product development and shipment of product to the Company’s customers. Although the Company has experienced shortages of components, materials and external foundry services from time to time, these items have generally been available to the Company as needed.

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

In all regions of the world, the Company defers revenue and the related cost of sales on shipments to distributors until the distributors resell the products to their customers. Therefore, the Company’s product revenue fully reflects end customer purchases and is not impacted by distributor inventory levels. Sales to distributors are made under agreements that allow distributors to receive price adjustment credits, as discussed below, and to return

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

qualifying products for credit, as determined by the Company, in order to reduce the amounts of slow-moving, discontinued or obsolete product from their inventory. These agreements limit such returns to a certain percentage of the value of the Company’s shipments to that distributor during the prior quarter. In addition, distributors are allowed to return unsold products if the Company terminates the relationship with the distributor.

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

Title to the inventory transfers to the distributor at the time of shipment or delivery to the distributor, and payment from the distributor is due in accordance with the Company’s standard payment terms. These payment terms are not contingent upon the distributors’ sale of the products to their customers. Upon title transfer to distributors, inventory is reduced for the cost of goods shipped, the margin (sales less cost of sales) is recorded as “deferred income on shipments to distributors, net” and an account receivable is recorded.

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

As of November 1, 2008 and November 3, 2007, the Company had gross deferred revenue of $279.3 million and $250.6 million, respectively, and gross deferred cost of sales of $103.9 million and $99.2 million, respectively. Deferred income on shipments to distributors increased by $23.9 million in fiscal 2008 as a result of the Company’s shipments to its distributors in fiscal 2008 exceeding the distributors’ sales to their customers during this same time period.

Shipping costs are charged to cost of sales as incurred.

The Company generally offers a 12-month warranty for its products. The Company’s warranty policy provides for replacement of the defective product. Specific accruals are recorded for known product warranty issues. Product warranty expenses during fiscal 2008, 2007 and 2006 were not material.

During the first quarter of fiscal 2007, the Company recorded revenue of $35 million received in exchange for licensing of certain intellectual property rights to a third party.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

o.	Accumulated Other Comprehensive (Loss) Income

Other comprehensive (loss) income includes certain transactions that have generally been reported in the consolidated statement of shareholders’ equity. The components of accumulated other comprehensive (loss) income at November 1, 2008 and November 3, 2007 consisted of the following:

	2008	2007

Accumulated other comprehensive (loss) income — pension plans:
Prior service income	$(5)	$(13)
Transition (obligation) asset	(15)	28
Net actuarial (loss) gain	(8,025)	7,172
Unrealized gain (loss) on available-for-sale securities	2,446	(462)
Foreign currency translation	(22,316)	20,054
Unrealized (losses) gains on derivative instruments	(20,263)	6,312

Total accumulated other comprehensive (loss) income	$(48,178)	$33,091

p.	Advertising Expense

Advertising costs are expensed as incurred. Advertising expense was $10.0 million in fiscal 2008, $10.2 million in fiscal 2007 and $10.9 million in fiscal 2006.

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

Basic earnings per share is computed based only on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential future issuances of common stock relating to stock option programs and other potentially dilutive securities using the treasury stock method. In calculating diluted earnings per share, the dilutive effect of stock options is computed using the average market price for the respective period. In addition, under Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS 123R), the assumed proceeds under the treasury stock method include the average unrecognized compensation expense of stock options that are in-the-money. This results in the “assumed” buyback of additional shares, thereby reducing the dilutive impact of stock options. Potential shares related to certain of the Company’s outstanding stock options were excluded because they were anti-dilutive. Those potential shares, determined based on the weighted average exercise prices during the respective years, related to the Company’s outstanding stock options could be dilutive in the future.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the computation of basic and diluted earnings per share:

	2008	2007	2006

Income from continuing operations, net of tax	$525,177	$502,123	$519,175

Total income (loss) from discontinued operations, net of tax	261,107	(5,216)	30,307

Net income	$786,284	$496,907	$549,482

Basic shares:
Weighted-average shares outstanding	292,688	323,255	358,762

Earnings per share-basic:
Income from continuing operations, net of tax	$1.79	$1.55	$1.45

Total income (loss) from discontinued operations, net of tax	0.89	(0.02)	0.08

Net income(1)	$2.69	$1.54	$1.53

Diluted shares:
Weighted-average shares outstanding	292,688	323,255	358,762
Assumed exercise of common stock equivalents	4,422	9,046	12,202

Weighted-average common and common equivalent shares	297,110	332,301	370,964

Earnings per share-diluted:
Income from continuing operations, net of tax	$1.77	$1.51	$1.40

Total income (loss) from discontinued operations, net of tax	0.88	(0.02)	0.08

Net income(1)	$2.65	$1.50	$1.48

Weighted-average anti-dilutive shares related to:
Outstanding stock options	57,364	49,915	52,054

(1)	The sum of the individual per share amounts may not equal due to rounding.

s.	Stock-Based Compensation

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

On October 30, 2005 (the first day of its 2006 fiscal year), the Company adopted SFAS 123R using the modified prospective method as permitted under SFAS 123R. Under this transition method, compensation cost recognized in the statements of income includes: (a) compensation cost for all share-based payments granted prior to but not yet vested as of October 29, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to October 29, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

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

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R requires an acquiring entity in a business combination to recognize the assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at their fair value on the acquisition date. It further requires that acquisition-related costs and restructuring costs be recognized separately from the acquisition. SFAS 141R is effective for fiscal years beginning after December 15, 2008, which is the Company’s fiscal year 2010. The Company is currently evaluating the impact, if any, that SFAS 141R may have on the Company’s financial condition and results of operations. The adoption of SFAS 141R will change the Company’s accounting treatment for business combinations on a prospective basis beginning in the first quarter of fiscal year 2010.

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

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard also provides for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

whenever other standards require or permit assets or liabilities to be measured at fair value. This standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for fiscal years beginning after November 15, 2007, which is the Company’s fiscal year 2009. The adoption of SFAS 157 in the first quarter of fiscal 2009 will not materially impact the Company’s financial condition and results of operations. The adoption of SFAS 157 will expand the Company’s disclosures pertaining to the measurement of assets and liabilities beginning in the first quarter of fiscal year 2009.

u.	Discontinued Operations

In November 2007, the Company entered into a purchase and sale agreement with certain subsidiaries of ON Semiconductor Corporation to sell the Company’s CPU voltage regulation and PC thermal monitoring business which consists of core voltage regulator products for the central processing unit in computing and gaming applications and temperature sensors and fan-speed controllers for managing the temperature of the central processing unit. During the first quarter of fiscal 2008, the Company completed the sale of this business for net cash proceeds of $138 million, which was net of other cash payments of approximately $1.4 million. The Company made final additional cash payments of approximately $2.2 million in the second quarter of fiscal 2008. In connection with the purchase and sale agreement, $7.5 million was placed into escrow and was excluded from the gain calculations. The Company recorded a pre-tax gain in the first quarter of fiscal 2008 of $78 million, or $43 million net of tax, which was recorded as a gain on sale of discontinued operations. During the third quarter of fiscal 2008, additional proceeds were released from escrow and an additional pre-tax gain of $6.6 million, or $3.8 million net of tax, was recorded as a gain on sale of discontinued operations. Additionally, at the time of the sale, the Company entered into a one-year manufacturing supply agreement with a subsidiary of ON Semiconductor Corporation for an additional $37 million. The Company has allocated the proceeds from this arrangement based on the fair value of the two elements of this transaction: 1) the sale of a business and 2) the obligation to manufacture product for a one-year period. As a result, $85 million was recorded as a liability related to the manufacturing supply agreement, of which approximately $10.3 million remained as a liability as of November 1, 2008. The liability is included in current liabilities of discontinued operations on the Company’s consolidated balance sheet. The Company is recording the revenue associated with this manufacturing supply agreement in discontinued operations. As a result, the Company has classified inventory for this arrangement as a current asset of discontinued operations. The Company may receive additional proceeds of up to $1 million, currently held in escrow, upon the resolution of certain contingent items, which would be recorded as additional gain from the sale of discontinued operations.

In September 2007, the Company entered into a definitive agreement to sell its Baseband Chipset Business to MediaTek Inc. The decision to sell the Baseband Chipset Business was due to the Company’s decision to focus its resources in areas where its signal processing expertise can provide unique capabilities and earn superior returns. On January 11, 2008, the Company completed the sale of its Baseband Chipset Business for net cash proceeds of $269 million. The cash proceeds received were net of a refundable withholding tax of $62 million and other cash payments of approximately $9 million. The Company made additional cash payments of $7.8 million during fiscal 2008, primarily related to transaction fees and retention payments to employees that transferred to MediaTek Inc. The Company expects to make additional cash payments of approximately $2.5 million, related to retention payments to employees that transferred to MediaTek Inc. and intellectual property license fees incurred by MediaTek Inc. The Company recorded a pre-tax gain in fiscal 2008 of $278 million, or $202 million net of tax, which is recorded as a gain on sale of discontinued operations. The Company may receive additional proceeds of up to $10 million, currently held in escrow, upon the resolution of certain contingent items, which would be recorded as additional gain from the sale of discontinued operations.

During fiscal 2008, the Company made income tax payments of $110.4 million related to the gain on the sale of these businesses. These tax payments are reflected in the statement of cash flows as a decrease in net cash provided by operating activities. Under SFAS No. 95, Statement of Cash Flows, all income tax payments are included in determining net cash flow from operating activities but the cash received from the sale of the businesses must be reported as an investing cash flow.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company will receive additional amounts under various transition service agreements entered into in connection with these dispositions over the next two quarters. The transition service agreements include manufacturing, engineering support and certain human resource services and information technology systems support. The Company has evaluated the nature of the transition services and has concluded the services will be primarily completed within the one-year assessment period, and the Company does not have the ability to exert significant influence over the disposed businesses’ operating and financial policies. Accordingly, the Company has concluded that it does not have a significant continuing involvement with the disposed businesses and has presented the disposition of these businesses as discontinued operations pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

The following amounts related to the CPU voltage regulation and PC thermal monitoring and Baseband Chipset businesses have been segregated from continuing operations and reported as discontinued operations. These amounts also include the revenue and costs of sales provided under the manufacturing supply agreement between the Company and a subsidiary of ON Semiconductor Corporation.

	2008	2007	2006

Total revenue	$115,600	$275,106	$323,076
Cost of sales	95,070	197,965	210,537
Operating expenses:
Research and development	12,639	80,977	76,901
Selling, marketing, general and administrative	2,312	10,639	10,035
Gain on sale of discontinued operations	362,594	—	—

Income (loss) before income taxes	368,173	(14,475)	25,603

Provision for (benefit from) income taxes	107,066	(9,259)	(4,704)

Income (loss) from discontinued operations, net of tax	$261,107	$(5,216)	$30,307

	November 1, 2008	November 3, 2007

Accounts receivable, net	$—	$34,575
Inventory	5,894	37,602
Property, plant and equipment, net	—	7,360
Intangibles, net	—	7,920

Total assets reclassified to current assets of discontinued operations	$5,894	$87,457

Refundable foreign withholding tax	$62,037	$—

Total assets reclassified to non-current assets of discontinued operations	$62,037	$—

Accounts payable	$1,540	$14,011
Income taxes payable	4,105	—
Deferred income on shipments to distributors	—	966
Accrued liabilities	12,809	9,176

Total liabilities reclassified to current liabilities of discontinued operations	$18,454	$24,153

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

2001 Broad-Based Stock Option Plan (2001 Plan) — The 2001 Plan was adopted by the Company’s Board of Directors in December 2001 and subsequently amended in December 2002. The 2001 Plan provides for the issuance of options to purchase up to 50 million shares of common stock to employees, consultants or advisors of the Company and its subsidiaries, other than executive officers and directors. Following the approval of the 2006 Plan, no further grants have or will be made under the 2001 Plan.

The 1998 Stock Option Plan (1998 Plan) — The 1998 Plan was approved by shareholders in fiscal 1998 and subsequently amended in December 2001 and December 2002. The 1998 Plan provides for the issuance of nonstatutory and incentive stock options to purchase up to 30 million shares of common stock. In March 2000, the Company’s shareholders approved an amendment to the 1998 Plan to increase the shares reserved for issuance under the 1998 Plan by an additional 34 million shares. Following the approval of the 2006 Plan, no further grants have or will be made under the 1998 Plan.

While the Company may grant to employees options that become exercisable at different times or within different periods, the Company has generally granted to employees options that vest over five years and become exercisable in annual installments of 20% on each of the first, second, third, fourth and fifth anniversaries of the date of grant; 33 1/3% on each of the third, fourth, and fifth anniversaries of the date of grant; or in annual installments of 25% on each of the second, third, fourth and fifth anniversaries of the date of grant. The maximum contractual term of all options is ten years.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Grant-Date Fair Value

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair values of options granted were calculated using the following estimated weighted-average assumptions:

	2008	2007	2006

Options granted (in thousands)	5,827	7,691	8,752
Weighted-average exercise prices stock options	$29.79	$33.52	$38.65
Weighted-average grant date fair-value stock options	$7.90	$9.50	$11.60
Assumptions:
Weighted-average expected volatility	32.39%	30.45%	28.7%
Weighted-average expected term (in years)	5.1	5.1	5.0
Risk-free interest rate	3.24%	4.61%	4.4%
Expected dividend yield	2.4%	2.2%	1.3%

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

The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock-based award. Based on an analysis of its historical forfeitures, the Company has applied an annual forfeiture rate of 4.3% to all unvested stock-based awards as of November 1, 2008. The rate of 4.3% represents the portion that is expected to be forfeited each year over the vesting period. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

The Company’s stock option agreements historically provided for retirement-related continued vesting for a portion, or all, of certain stock options based on the optionee’s age and years of service (the retirement provision) in that regardless of whether the employee continues to provide services, the optionee receives the benefit of the stock option. SFAS 123R clarifies the timing for recognizing stock-based compensation expense for awards subject to continued vesting upon meeting this retirement provision. This compensation expense must be recognized over the period from the date of grant to the date retirement eligibility is met if it is shorter than the requisite service period. Upon adoption of SFAS 123R in the first quarter of fiscal 2006, the Company changed its policy regarding the timing of option expense recognition for optionees meeting the criteria of the retirement provision to recognize compensation cost over the period through the date that the optionee is no longer required to provide service to earn the award. Prior to the adoption of SFAS 123R, the Company’s policy was to recognize these compensation costs over the vesting term. Effective during the third fiscal quarter of fiscal 2006, new grants do not include a provision that provides for retirement-related continued vesting.

Stock-Based Compensation Activity

A summary of the activity under the Company’s stock option plans as of November 1, 2008 and changes during the fiscal year then ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Options	Exercise Price	Contractual	Aggregate
	Outstanding	Per Share	Term in Years	Intrinsic Value

Options outstanding at November 3, 2007	80,158	$35.39
Options granted	5,827	$29.79
Options exercised	(7,418)	$13.56
Options forfeited	(2,583)	$36.23
Options expired	(5,644)	$42.41

Options outstanding at November 1, 2008	70,340	$36.63	4.9	$10,787

Options exercisable at November 1, 2008	49,853	$37.42	3.7	$10,241

Options vested or expected to vest at November 1, 2008(1)	69,199	$36.68	4.8	$11,460

(1)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

The total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) during fiscal 2008 was $121.7 million and the total amount of cash received by the Company from exercise of these options was $100.6 million. Proceeds from stock option exercises pursuant to employee stock plans in the Company’s statement of cash flows of $94.2 million is net of the value of shares surrendered by employees to satisfy employee tax obligations upon vesting of restricted stock or restricted stock units and in connection with the exercise of stock options granted to the Company’s employees under the Company’s equity compensation plans. The withholding amount is based on the Company’s minimum

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statutory withholding requirement pursuant to SFAS 123R. The total grant-date fair value of stock options that vested during fiscal 2008 was approximately $77.6 million.

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

A summary of the Company’s restricted stock and restricted stock unit award activity as of November 1, 2008 and changes during the year then ended is presented below:

	Restricted	Weighted-
	Shares or	Average Grant
	Units	Date Fair Value
	Outstanding	Per Share

Restricted shares and units outstanding at November 3, 2007	79	$34.97
Awards granted	35	$27.06
Restrictions lapsed	(20)	$35.86
Awards forfeited	(2)	$31.09

Restricted shares and units outstanding at November 1, 2008	92	$31.80

As of November 1, 2008, there was $116.7 million of total unrecognized compensation cost related to unvested share-based awards comprised of stock options and restricted shares. That cost is expected to be recognized over a weighted-average period of 1.7 years.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information with respect to activity under the Company’s stock option plans is set forth below:

		Restricted Awards
		Outstanding		Options Outstanding
			Weighted-
			Average
	Shares		Grant Date
	Available		Fair-Value Per		Weighted-Average
Stock Award Activity	for Grant	Number	Share	Number	Price Per Share

Balance, October 29, 2005	23,457	—	$—	85,489	$32.75

Shares authorized for 2006 Stock Incentive Plan	15,000	—	—	—	—
Shares cancelled upon termination of stock plans	(15,968)	—	—	—	—
Restricted awards granted(1)	(165)	55	35.35	—	—
Options granted	(8,752)	—	—	8,752	38.65
Options exercised	—	—	—	(5,382)	15.32
Options cancelled	4,398	—	—	(4,398)	40.04

Balance, October 28, 2006	17,970	55	$35.35	84,461	$34.09

Shares cancelled upon termination of stock plans	(5)	—	—	—	—
Restricted awards granted(1)	(118)	39	34.89	—	—
Restrictions lapsed	—	(15)	36.12	—	—
Options granted	(7,691)	—	—	7,691	33.52
Options exercised	—	—	—	(7,252)	15.06
Options cancelled	4,742	—	—	(4,742)	40.42

Balance, November 3, 2007	14,898	79	$34.97	80,158	$35.39

Shares cancelled upon termination of stock plans	(34)	—	—	—	—
Restricted awards granted(1)	(106)	35	27.06	—	—
Restrictions lapsed	—	(20)	35.86	—	—
Restricted awards forfeited	—	(2)	31.09	—	—
Options granted	(5,827)	—	—	5,827	29.79
Options exercised	—	—	—	(7,418)	13.56
Options cancelled	8,227	—	—	(8,227)	40.47

Balance, November 1, 2008	17,158	92	$31.80	70,340	$36.63

(1)	The 2006 Plan provides that for purposes of determining the number of shares available for issuance under the 2006 Plan, any restricted stock award, restricted stock unit or other stock-based award with a per share or per unit price lower than the fair market value of our common stock on the date of grant (a “Full-Value Award”) will be counted as three shares for each share subject to the Full-Value Award.

As of November 1, 2008, a total of 87,590,148 common shares were reserved for issuance under the Company’s stock option plans.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common Stock Repurchase Program

The Company’s common stock repurchase program has been in place since August 2004. In the aggregate, the Board of Directors has authorized the Company to repurchase $4 billion of the Company’s common stock under the program. Under the program, the Company may repurchase outstanding shares of its common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of the Company’s Board of Directors, the repurchase program will expire when the Company has repurchased all shares authorized under the program. The Company repurchased approximately 19.4 million shares for approximately $569.9 million during fiscal 2008. As of November 1, 2008, the Company had repurchased a total of approximately 114.5 million shares of its common stock for approximately $3,904.7 million under this program and an additional $95.4 million remains under the current authorized program. The repurchased shares are held as authorized but unissued shares of common stock. The Company also from time to time repurchases shares in settlement of employee tax withholding obligations due upon the vesting of restricted stock or restricted stock units, or the exercise of stock options. Any future common stock repurchases will be dependent upon the amount of cash available to the Company in the United States.

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

On January 23, 2006, the Company, by vote of its Board of Directors, terminated its Stockholder Rights Plan. All rights outstanding under the Stockholder Rights Plan were redeemed at a redemption price of $0.0005 per right (as adjusted to reflect the two-for-one split of the Company’s common stock on March 15, 2000) (as adjusted, the Redemption Price) and paid on March 15, 2006 to the holders of record of the Company’s common stock on February 24, 2006. All rights to exercise rights issued under the Stockholder Rights Plan terminated on January 23, 2006 and the only right thereafter of the holders of rights issued under the Stockholder Rights Plan was to receive the Redemption Price.

4.	Industry, Segment and Geographic Information

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

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

time. When this occurs, the Company reclassifies revenue by end market for prior periods. Such reclassifications typically do not materially change the sizing of, or the underlying trends of results within, each end market.

	2008			2007*		2006
		% of			% of		% of
		Total			Total		Total
		Product			Product		Product
	Revenue	Revenue	Y/Y%	Revenue	Revenue	Revenue	Revenue

Industrial	$1,274,924	49%	6%	$1,198,984	49%	$1,117,602	50%
Communications	637,277	25%	21%	527,287	22%	498,199	22%
Consumer	544,274	21%	(2)%	557,373	23%	449,754	20%
Computer	126,456	5%	(13)%	146,077	6%	184,545	8%

Total Product Revenue	$2,582,931	100%	6%	$2,429,721	100%	$2,250,100	100%

Revenue from one-time IP license	—			35,000		—

Total Revenue	$2,582,931			$2,464,721		$2,250,100

*	The year ended November 3, 2007 was a 53-week year. We follow a 52-week, or 364-day fiscal calendar that results in a 53-week year approximately every seventh year, as occurred in fiscal 2007.

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

	2008			2007*		2006
		% of			% of		% of
		Total			Total		Total
		Product			Product		Product
	Revenue	Revenue	Y/Y%	Revenue	Revenue	Revenue	Revenue

Converters	$1,190,964	46%	8%	$1,104,842	46%	$1,021,174	45%
Amplifiers	590,275	23%	6%	557,515	23%	532,046	24%
Other analog	393,856	15%	(0)%	395,494	16%	312,401	14%

Subtotal analog signal processing	2,175,095	84%	6%	2,057,851	85%	1,865,621	83%

Power management & reference	143,702	6%	16%	124,101	5%	126,833	6%

Total analog products	$2,318,797	90%	6%	$2,181,952	90%	$1,992,454	89%

General purpose DSP	234,946	9%	10%	214,339	9%	205,483	9%
Other DSP	29,188	1%	(13)%	33,430	1%	52,163	2%

Total DSP products	$264,134	10%	7%	$247,769	10%	$257,646	11%

Total Product Revenue	$2,582,931	100%	6%	$2,429,721	100%	$2,250,100	100%

Revenue from one-time IP license	—			35,000		—

Total Revenue	$2,582,931			$2,464,721		$2,250,100

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

*	The year ended November 3, 2007 was a 53-week year. We follow a 52-week, or 364-day fiscal calendar that results in a 53-week year approximately every seventh year, as occurred in fiscal 2007.

Geographic Information

The Company operates in the following major geographic areas. Product revenue data is based upon customer location and property, plant and equipment data is based upon physical location. The predominant countries comprising “Rest of North and South America” are Canada and Mexico. The predominant countries comprising European operations are Germany, France and the United Kingdom. The predominant countries comprising “Rest of Asia” are Taiwan and Korea.

	2008	2007	2006

Product Revenue from continuing operations
United States	$524,197	$551,177	$546,294

Rest of North and South America	97,449	82,761	81,726
Europe	679,778	598,334	552,882
Japan	503,059	506,514	465,388
China	401,060	310,211	252,586
Rest of Asia	377,388	380,724	351,224

Subtotal all foreign countries	2,058,734	1,878,544	1,703,806

Total product revenue	$2,582,931	$2,429,721	$2,250,100

Property, plant and equipment
United States	$251,616	$226,137

Ireland	186,487	182,344
Philippines	116,622	133,388
All other countries	12,714	14,206

Subtotal all foreign countries	315,823	329,938

Total property, plant and equipment	$567,439	$556,075

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Special Charges

A summary of the Company’s special charges is as follows:

		Reorganization	Consolidation
	Closure of Wafer	of Product	of a Wafer	Reduction of
	Fabrication	Development and	Fabrication	Overhead	Reduction of	Total
	Facility	Support	Facility in	Infrastructure	Operating	Special
Income Statement	in Sunnyvale	Programs	Limerick(1)	Costs	Costs	Charges

Fiscal 2005 Charges:
Workforce reductions	$20,315	$11,165	$—	$—	$—	$31,480

Total Fiscal 2005 Charges	$20,315	$11,165	$—	$—	$—	$31,480

Fiscal 2006 Charges:
Facility closure costs	—	554	—	—	—	554
Abandonment of equipment	—	459	—	—	—	459
Other items	—	462	—	—	—	462
Change in estimate	(2,029)	—	—	—	—	(2,029)
Workforce reductions	—	2,344	—	—	—	2,344

Total Fiscal 2006 Charges	$(2,029)	$3,819	$—	$—	$—	$1,790

Fiscal 2007 Charges:
Facility closure costs	10,288	—	—	—	—	10,288
Workforce reductions	—	4,165	13,748	10,711	—	28,624
Other items	—	859	—	1,637	—	2,496
Change in estimate	—	(913)	—	—	—	(913)

Total Fiscal 2007 Charges	$10,288	$4,111	$13,748	$12,348	$—	$40,495

Fiscal 2008 Charges:
Workforce reductions	—	—	—	—	1,627	1,627
Change in estimate	—	—	1,461	—	—	1,461

Total Fiscal 2008 Charges	$—	$—	$1,461	$—	$1,627	$3,088

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Reorganization	Consolidation
	Closure of Wafer	of Product	of a Wafer	Reduction of
	Fabrication	Development and	Fabrication	Overhead	Reduction of	Total
	Facility	Support	Facility in	Infrastructure	Operating	Special
Accrued Restructuring	in Sunnyvale	Programs	Limerick	Costs(1)	Costs	Charges

Balance at October 29, 2005	$20,315	$10,708	$—	$—	$—	$31,023
Fiscal 2006 special charges	(2,029)	3,819	—	—	—	1,790
Severance payments	(12,383)	(8,175)	—	—	—	(20,558)
Non-cash impairment charge	—	(459)	—	—	—	(459)
Facility closure costs	—	(455)	—	—	—	(455)
Other items	—	(462)	—	—	—	(462)

Balance at October 28, 2006	$5,903	$4,976	$—	$—	$—	$10,879

Fiscal 2007 special charges	10,288	4,111	13,748	12,348	—	40,495
Severance payments	(5,573)	(4,717)	—	(767)	—	(11,057)
Facility closure costs	(6,616)	(23)	—	—	—	(6,639)
Non-cash impairment charge	—	—	—	(438)	—	(438)
Other payments	—	(596)	—	—	—	(596)
Effect of foreign currency on accrual	—	18	—	3	—	21

Balance at November 3, 2007	$4,002	$3,769	$13,748	$11,146	$—	$32,665

Fiscal 2008 special charges	—	—	1,461	—	1,627	3,088
Severance payments	(253)	(2,178)	(1,727)	(8,085)	(126)	(12,369)
Facility closure costs	(2,002)	(45)	(279)	—	—	(2,326)
Other payments	—	(155)	—	(1,200)	—	(1,355)
Effect of foreign currency on accrual	—	24	(1,449)	(97)	—	(1,522)

Balance at November 1, 2008	$1,747	$1,415	$11,754	$1,764	$1,501	$18,181

(1)	Production is expected to cease in the six-inch wafer fabrication facility during the first half of fiscal year 2009. Therefore, the severance benefits for this action were recorded as other non-current liabilities in the consolidated balance sheet as of November 3, 2007. The severance benefits for this action are recorded as current liabilities in the consolidated balance sheet as of November 1, 2008.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Special Charges

Closure of Wafer Fabrication Facility in Sunnyvale

During the fourth quarter of fiscal 2005, the Company recorded a special charge of $20.3 million as a result of its decision to close its California wafer fabrication operations and transfer virtually all of the production of products manufactured there to its facility in Wilmington, Massachusetts. The charge was for severance and fringe benefit costs that the Company recorded pursuant to SFAS 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, or SFAS 88, under the Company’s ongoing benefit plan for 339 manufacturing employees and 28 general and administrative employees. The severance benefit is based on the length of past service, and employees had to continue to be employed until their employment was involuntarily terminated in order to receive the severance benefit. The Company completed the final cleanup and closure activities associated with this action during the second quarter of fiscal 2007.

In addition the Company recorded additional expense during fiscal 2006 related to the Sunnyvale facility closure, that consisted of $18.3 million of non-cash cost of sales expenses for additional depreciation due to shortened useful lives of certain manufacturing equipment and $2.0 million for stay-on bonuses for certain employees critical to facilitating the closure of this facility. The Company reversed approximately $2.0 million of the severance accrual during fiscal 2006 because some employees voluntarily left the Company and other employees found alternative employment within the Company. In addition, there was an over-accrual related to fringe benefits because severance payments, normally paid as income continuance, were paid in lump sum payments, which reduced the benefit costs associated with these payments. The Company has terminated the employment of all of the employees included in this action.

The Company ceased production at the wafer fabrication facility on November 9, 2006. During the first quarter of fiscal 2007, the Company recorded additional expense, in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities or, SFAS 146, which consisted of $3.2 million for clean-up and closure costs that were charged to expense as incurred and $0.4 million for lease obligation costs for a warehouse facility the Company ceased using during the first quarter of fiscal 2007. During the second quarter of fiscal 2007, the Company recorded a special charge, in accordance with SFAS 146, which included $5.0 million of expense for future lease obligation costs for the wafer fabrication facility that the Company ceased using during the second quarter of fiscal 2007. The lease obligation costs are being paid out on a monthly basis over the remaining lease term, which expires in 2010. Also included in this special charge was $1.7 million for facility clean-up and closure costs that were charged to expense as incurred. The Company completed the clean-up activity during the second quarter of fiscal 2007, and does not expect to incur any additional charges related to this action.

Reorganization of Product Development and Support Programs

During the fourth quarter of fiscal 2005, the Company recorded a special charge of $11.2 million as a result of its decision to reorganize its product development and support programs with the goal of providing greater focus on its analog and digital signal processing product programs. The charge was for severance and fringe benefit costs recorded pursuant to SFAS 88 under the Company’s ongoing benefit plan or statutory requirements at foreign locations for 60 manufacturing employees and 154 engineering and selling, marketing, general and administrative employees associated with these programs.

During fiscal 2006, the Company recorded an additional special charge of $3.8 million related to this reorganization action. Approximately $1.5 million of this charge was for lease obligation costs for a facility that the Company ceased using during the first quarter of fiscal 2006 and the write-off of property, plant and equipment and other items at this facility. The remaining $2.3 million related to the severance and fringe benefit costs recorded in the fourth quarter of fiscal 2006 pursuant to SFAS 88 under the Company’s ongoing benefit plan or statutory requirements at foreign locations for 46 engineering and selling, marketing, general and administrative employees associated with these programs.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the first quarter of fiscal 2007, the Company recorded an additional special charge of $1.6 million related to this reorganization action. Approximately $0.6 million of this charge was for contract termination costs. The remaining $1.0 million relates to severance and fringe benefit costs recorded pursuant to SFAS 88 under the Company’s ongoing benefit plan for six engineering employees associated with these programs. During the second quarter of fiscal 2007, the Company recorded an additional special charge of $3.4 million related to this reorganization action. Approximately $3.2 million related to the severance and fringe benefit costs recorded pursuant to SFAS 88 under the Company’s ongoing benefit plan or minimum statutory requirements at foreign locations for 20 engineering and selling, marketing, general and administrative employees. The remaining $0.2 million of this charge was for lease obligation costs for a facility that the Company ceased using during the second quarter of fiscal 2007. During the fourth quarter of fiscal 2007, the Company reversed approximately $0.9 million of its severance accrual because some employees voluntarily left the Company and other employees found alternative employment within the Company, and were therefore no longer entitled to severance payments.

The employment of all employees associated with these programs has been terminated and amounts owed to employees for severance are being paid out as income continuance. The Company does not expect to incur any further charges related to this reorganization action.

Fourth Quarter of Fiscal 2007 Special Charges

Consolidation of a Wafer Fabrication Facility in Limerick

During the fourth quarter of fiscal 2007, the Company recorded a special charge of $13.7 million as a result of its decision to only use eight-inch technology at its wafer fabrication facility in Limerick. Certain manufacturing processes and products produced on the Limerick facility’s six-inch production line will transition to the Company’s existing eight-inch production line in Limerick while others will transition to external foundries. The charge is for severance and fringe benefit costs recorded pursuant to SFAS 88 under the Company’s ongoing benefit plan for 150 manufacturing employees associated with this action. As of November 1, 2008, 126 of the 150 employees included in this cost reduction action were still employed by the Company. The Company expects production to cease in the six-inch wafer fabrication facility during the first half of 2009, at which time the employment of the remaining affected employees will be terminated. These employees must continue to be employed by the Company until their employment is involuntarily terminated in order to receive the severance benefit. During the fourth quarter of 2008, the Company recorded an additional charge of $1.5 million related to this action, of which $1.2 million was an adjustment to the original estimate of the severance costs and $0.3 million was for clean-up and closure costs that were charged to expense as incurred. The Company expects to incur additional clean-up and closure costs related to this action over the next three quarters totaling approximately $1.5 million. In accordance with SFAS 146, the Company will expense these costs as incurred.

Reduction of Overhead Infrastructure Costs

During the fourth quarter of fiscal 2007, the Company decided to either deemphasize or exit certain businesses or products and focus investments in products and end markets where it has better opportunities for profitable growth. In September 2007, the Company entered into a definitive agreement to sell its Baseband Chipset Business. As a result, the Company decided to reduce the support infrastructure in manufacturing, engineering and SMG&A to more appropriately reflect its required overhead structure. Consequently, during the fourth quarter of fiscal 2007, the Company recorded a special charge of $12.3 million, of which $10.7 million was for severance and fringe benefit costs recorded pursuant to SFAS 88 under the Company’s ongoing benefit plan or statutory requirements at foreign locations for 25 manufacturing employees and 127 engineering and selling, marketing, general and administrative employees associated with this action. The remaining $1.6 million was for contract termination costs related to a license agreement associated with products the Company will no longer develop and for which there is no future alternative use. As of November 1, 2008, 6 of the 152 employees included in this cost reduction action

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

were still employed by the Company. These employees must continue to be employed by the Company until their employment is involuntarily terminated in order to receive the severance benefit.

Fourth Quarter of 2008 Special Charge

During the fourth quarter of fiscal 2008, the Company decided to further reduce its operating cost structure. Consequently, during the fourth quarter of fiscal 2008, the Company recorded a special charge of $1.6 million for severance and fringe benefit costs recorded pursuant to SFAS 88 under its ongoing benefit plan or statutory requirements at foreign locations for 19 engineering and SMG&A employees. As of November 1, 2008 14 of the 19 employees included in this cost reduction action were still employed by the Company. These employees must continue to be employed by the Company until their employment is involuntarily terminated in order to receive the severance benefit.

6.	Acquisitions

In fiscal 2006, the Company completed a transaction with TTPCom Limited (TTPCom), whereby TTPCom transferred to the Company intellectual property, engineering resources, and related assets associated with the support and customization of TTPCom’s GSM/GPRS/EDGE modem software for use on the Company’s existing and future generations of SoftFone® baseband processors. The Company also acquired development rights for AJAR, TTPCom’s advanced applications platform. As a result of this transaction, the Company became the single point of contact for both hardware and software support for its new and existing wireless handset customers, thus improving the Company’s abilities to service the needs of individual customers. The Company paid TTPCom $11.9 million in initial cash payments. The Company allocated the purchase price to the tangible and intangible assets acquired based on their estimated fair values at the date of acquisition. The estimated fair values of the assets exceeded the initial payments by $7.8 million, resulting in negative goodwill. Pursuant to SFAS No. 141, Business Combinations, the Company recorded a liability for the contingent consideration that was accounted for as additional purchase price, up to the amount of the negative goodwill. As contingent payments became due, the Company applied the payments against the contingent liability. As of October 28, 2006, the Company had paid $6 million of contingent payments and the remaining contingent liability was $1.8 million. The purchase price included $5.5 million of in-process technology that had not yet reached technological feasibility, had no alternative future use and was charged to operations during fiscal 2006. The in-process technology related to software code developed for use in the Company’s semiconductor chipsets manufactured for devices that use both the 2G and 2.5G cellular wireless technology standards. The Company determined the fair value of the in-process technology with the assistance of a third party using the income approach. At the time of the acquisition, the in-process technology was approximately 56% complete. The Company completed the in-process research and development projects during fiscal 2007. During fiscal 2007, the Company paid an additional $6.1 million of contingent consideration, which resulted in reducing the $1.8 million liability and recording additional goodwill of $4.3 million. All technological milestones have been met and no additional payments will be made. The acquisition also included $13.2 million of intangible assets that the Company was amortizing over their estimated useful lives of five years using an accelerated amortization method that reflects the estimated pattern of economic use. As a result of the sale of the Baseband Chipset Business to MediaTek Inc., the Company reclassified $7.9 million of net intangible assets to assets of discontinued operations at November 3, 2007 and transferred them to MediaTek Inc. during the first quarter of fiscal 2008. See Note 2u. for additional information on assets of discontinued operations.

In fiscal 2006, the Company acquired substantially all the outstanding stock of privately-held Integrant Technologies, Inc. (Integrant) of Seoul, Korea. The acquisition enabled the Company to enter the mobile TV market and strengthened its presence in the Asian region. The Company paid $127.2 million in initial cash payments at closing and were obligated to make additional cash payments of up to an aggregate of $33 million upon the satisfaction of certain conditions. The initial cash payments included $4.2 million held in escrow for the purchase of the remaining non-founder outstanding shares. The Company purchased these shares during fiscal 2007 and recorded them as additional goodwill. The Company allocated the purchase price to the tangible and intangible

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets acquired based on their estimated fair values at the date of acquisition. The Company completed the final purchase accounting for this transaction during fiscal 2007, which resulted in an additional $5.6 million of goodwill. The $33 million of potential cash payments is comprised of $25 million for the achievement of revenue-based milestones during the period from July 2006 through December 2007, none of which were met, and $8.4 million related to the purchase of shares from the founder of Integrant during the period from July 2007 through July 2009. The Company recorded or will record these payments as additional purchase price . The Company has paid $6.3 million to repurchase founder shares through November 1, 2008 and will make the remaining $2.1 million payment during fiscal 2009. The purchase price included $11.1 million of in-process technology that had not yet reached technological feasibility, had no alternative future use and was charged to operations during the fourth quarter of fiscal 2006. The in-process technology related to technologies currently in development for Dual DAB, T-DMB, DVB-H, RFID and WiBro applications. The Company determined the fair value of the in-process technology with the assistance of a third party using the income forecast approach. At the time of the acquisition, the in-process technology was approximately 74% complete. The Company completed the in-process research and development projects during fiscal 2007. The acquisition also included $21.6 million of intangible assets that the Company is amortizing over their estimated useful lives of two to five years using an accelerated amortization method that reflects the estimated pattern of economic use.

In fiscal 2006, the Company acquired all the outstanding stock of privately-held AudioAsics A/S (AudioAsics) of Roskilde, Denmark. The acquisition of AudioAsics allows the Company to continue developing low-power audio solutions, while expanding its presence in the Nordic and Eastern European regions. The Company paid $19.3 million in initial cash payments at closing and may be obligated to make additional cash payments of up to an aggregate of $8 million upon the satisfaction of certain conditions. The Company allocated the purchase price to the tangible and intangible assets acquired based on their estimated fair values at the date of acquisition. The $8 million of potential cash payments is comprised of $4.8 million for the achievement of revenue-based milestones that may be payable during the period from October 2006 through January 2009 and $3.2 million based on the achievement of technological milestones during the period from October 2006 through January 2009. If the revenue-based milestone is met by January 2009, it will be recorded as additional goodwill. The technological milestones required post-acquisition services to be rendered and, as such, the Company recorded them as compensation expense in fiscal 2008. These technological milestones were achieved during fiscal 2008 and will be paid during fiscal 2009. The purchase price included $5.1 million of in-process technology that had not yet reached technological feasibility, had no alternative future use and was charged to operations during the fourth quarter of fiscal 2006. The in-process technology related to technologies currently in development for analog and digital microphone pre-amplifiers. The Company determined the fair value of the in-process technology with the assistance of a third party using the income approach. At the time of the acquisition, the in-process technology was approximately 69% complete. The Company completed the in-process research and development projects during fiscal 2007. The acquisition also included $8.3 million of intangible assets that the Company is amortizing over their estimated useful lives of five years using an accelerated amortization method that reflects the estimated pattern of economic use.

The Company has not provided pro forma results of operations for TTPCom, Integrant and AudioAsics herein as they were not material to the Company on either an individual or an aggregate basis. The Company included the results of operations of each acquisition in its consolidated statement of income from the date of such acquisition.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Deferred Compensation Plan Investments

Investments in The Analog Devices, Inc. Deferred Compensation Plan (The Deferred Compensation Plan) are classified as trading and the components of the investments as of November 1, 2008 and November 3, 2007 were as follows:

	2008	2007

Corporate obligations	$22,785	$21,670
Money market funds	2,841	3,858
Mutual funds	6,415	10,915

Total deferred compensation plan investments — short and long term	$32,041	$36,443

The fair values of these investments are based on published market quotes on November 1, 2008 and November 3, 2007, respectively. Adjustments to fair value of, and income pertaining to, Deferred Compensation Plan investments are recorded in operating expenses. Gross realized and unrealized gains and losses from trading securities were not material in fiscal 2008, 2007 or 2006.

Investments are offset by a corresponding liability to the Deferred Compensation Plan participants (see Note 10). These investments are specifically designated as available to the Company solely for the purpose of paying benefits under the Deferred Compensation Plan. However, in the event the Company became insolvent, the investments would be available to all unsecured general creditors.

During fiscal 2006, the Company distributed $254.1 million from its Deferred compensation Plan as a result of participant terminations or at the direction of the participants. This amount represented compensation and/or stock option gains previously deferred by those participants pursuant to the terms of the Deferred Compensation Plan and earnings on those deferred amounts. As a result of certain provisions of the American Jobs Creation Act, participants had the opportunity until December 31, 2005 to elect to withdraw amounts previously deferred.

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

There were no realized gains or losses recorded in fiscal 2008. Realized gains of $7.9 million were recorded in fiscal 2007 related to the sale of a cost-basis investment. There were no realized gains or losses recorded in fiscal 2006.

Unrealized gains and losses on securities classified as other investments at of November 1, 2008 and November 3, 2007 were as follows:

	2008	2007

Unrealized gains	$805	$—
Unrealized losses	(828)	(640)

Net unrealized losses on securities classified as other investments	$(23)	$(640)

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Accrued Liabilities

Accrued liabilities at November 1, 2008 and November 3, 2007 consisted of the following:

	2008	2007

Accrued compensation and benefits	$91,997	$76,290
Special charges	18,181	18,917
Other	81,129	54,153

Total accrued liabilities	$191,307	$149,360

10.	Deferred Compensation Plan Liability and Other Noncurrent Liabilities

The deferred compensation plan liability relates to obligations due under the Deferred Compensation Plan. The Deferred Compensation Plan allows certain members of management and other highly-compensated employees and non-employee directors to defer receipt of all or any portion of their compensation. Prior to January 1, 2005, participants could also defer gains on stock options and restricted stock granted before July 23, 1997. The balance represents Deferred Compensation Plan participant accumulated deferrals, and earnings thereon, since the inception of the Deferred Compensation Plan, net of withdrawals. The total expense to the Company of the Deferred Compensation Plan was $0.7 million in fiscal 2008, $0.3 million in fiscal 2007 and $1.0 million in fiscal 2006. The Company’s liability under the Deferred Compensation Plan is an unsecured general obligation of the Company. Other noncurrent liabilities primarily relate to pension liabilities.

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

The Company leases certain of its facilities, equipment and software under various operating leases that expire at various dates through 2022. The lease agreements frequently include renewal and escalation clauses and require the Company to pay taxes, insurance and maintenance costs. Total rental expense under operating leases was approximately $43 million in fiscal 2008, $43 million in fiscal 2007 and $45 million in fiscal 2006.

The following is a schedule of future minimum rental payments required under long-term operating leases at November 1, 2008:

Operating
Fiscal Years	Leases

2009	$27,929
2010	21,232
2011	14,969
2012	5,350
2013	3,452
Later Years	10,560

Total	$83,492

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Commitments and Contingencies

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

In connection with the settlement, the Company consented to a cease-and-desist order under Section 10(b) of the Securities Exchange Act and Rule 10b-5 thereunder, paid a civil money penalty of $3 million, and repriced options granted to Mr. Fishman in 1999 and 2001. No other options granted by the Company were affected by the settlement. Mr. Fishman consented to a cease-and-desist order under Sections 17(a)(2) and (3) of the Securities Act, paid a civil money penalty of $1 million, and made a disgorgement payment of $450,000 (plus interest) with respect to options granted in 1998.

The Company determined that no restatement of its historical financial results is necessary due to the settlement.

Other Legal Proceedings

On October 13, 2006, a purported class action complaint was filed in the United States District Court for the District of Massachusetts on behalf of participants in the Company’s Investment Partnership Plan from October 5, 2000 to the present. The complaint named the Company, certain of its officers and directors, and its Investment Partnership Plan Administration Committee as defendants. The complaint alleged purported violations of federal law in connection with the Company’s option granting practices during the years 1998, 1999, 2000, and 2001, including breaches of fiduciary duties owed to participants and beneficiaries of the Company’s Investment Partnership Plan under the Employee Retirement Income Security Act. The complaint sought unspecified monetary damages, as well as equitable and injunctive relief. On October 22, 2008, the parties filed a stipulation of dismissal with prejudice of this matter and each party agreed to dismiss its claims against the other party, thereby concluding this matter without any payment by the Company to the other party.

From time to time in the ordinary course of our business, various claims, charges and litigation are asserted or commenced against the Company arising from, or related to, contractual matters, patents, trademarks, personal injury, environmental matters, product liability, insurance coverage and personnel and employment disputes. As to such claims and litigation, the Company can give no assurance that we will prevail.

While the Company does not believe that any current legal matters will have a material adverse effect on the Company’s financial position, an adverse outcome of any of these matters is possible and could have a material adverse effect on the Company’s consolidated results of operations or cash flows in the quarter or annual period in which one or more of these matters are resolved.

13.	Maxim Litigation Settlement

The Company executed a legal settlement with Maxim Integrated Products, Inc. (Maxim) during the second quarter of fiscal 2007, which resulted in the Company receiving $19 million. The Company recorded $8.5 million as a credit to legal expense in selling, marketing, general and administrative expense because this amount represents

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company and its subsidiaries have various savings and retirement plans covering substantially all employees. The Company maintains a defined contribution plan for the benefit of its eligible U.S. employees. This plan provides for Company contributions of up to 5% of each participant’s total eligible compensation. In addition, the Company contributes an amount equal to each participant’s pre-tax contribution, if any, up to a maximum of 3% of each participant’s total eligible compensation. The total expense related to the defined contribution plan for U.S. employees was $22.6 million in fiscal 2008, $20.8 million in fiscal 2007 and $22.0 million in fiscal 2006. The Company also has various defined benefit pension and other retirement plans for certain non-U.S. employees that are consistent with local statutory requirements and practices. The total expense related to the various defined benefit pension and other retirement plans for certain non-U.S. employees was $13.9 million in fiscal 2008, $17.3 million in fiscal 2007 and $15.7 million in fiscal 2006.

In the fourth quarter of fiscal 2007, the Company adopted the provisions of SFAS 158, Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans — an amendment of FASB Statement No. 87, 88, 106 and 132(R) (SFAS 158). SFAS 158 requires that the funded status of defined-benefit post retirement plans be recognized on the company’s consolidated balance sheets, and changes in the funded status be reflected in comprehensive (loss) income. SFAS 158 also requires the measurement date of the plan’s funded status to be the same as the company’s fiscal year end, which will be effective for the Company in fiscal 2009.

Non-U.S. Plan Disclosures

The Company’s funding policy for its foreign defined benefit pension plans is consistent with the local requirements of each country. The plans’ assets consist primarily of U.S. and non-U.S. equity securities, bonds, property and cash. The benefit obligations and related assets under these plans have been measured at September 30, 2008 and September 30, 2007.

Net annual periodic pension cost of non-U.S. plans is presented in the following table:

	2008	2007	2006

Service cost	$9,580	$10,890	$10,572
Interest cost	10,234	8,862	7,214
Expected return on plan assets	(12,312)	(9,584)	(7,097)
Amortization of prior service cost	8	8	116
Amortization of transitional asset	(44)	(39)	(27)
Recognized actuarial loss	189	804	1,548

Net periodic pension cost	$7,655	$10,941	$12,326

Curtailment impact	$1	$—	$81
Settlement impact	$—	$85	$—
Special termination benefits	$15	$207	$1,394

The special termination benefits presented relate to certain early retirement benefits provided in certain jurisdictions.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Obligation and asset data of the Company’s non-U.S. plans at each fiscal year end is presented in the following table:

	2008	2007

Change in Benefit Obligation
Benefit obligation at beginning of year	$180,771	$177,975
Service cost	9,580	10,890
Interest cost	10,234	8,862
Curtailment	(335)	(1,297)
Settlement	—	(6,894)
Special termination benefits	15	207
Participant contributions	2,973	2,811
Premiums paid	(207)	(201)
Actuarial gain	(28,117)	(28,348)
Benefits paid	(3,642)	(4,037)
Exchange rate adjustment	(21,844)	20,803

Benefit obligation at end of year	$149,428	$180,771

Change in Plan Assets
Fair value of plan assets at beginning of year	$167,805	$135,944
Actual return on plan assets	(36,452)	11,326
Employer contributions	7,955	10,793
Participant contributions	2,973	2,811
Settlements	—	(6,894)
Premiums paid	(207)	(201)
Benefits paid	(3,642)	(4,037)
Exchange rate adjustment	(17,518)	18,063

Fair value of plan assets at end of year	$120,914	$167,805

Reconciliation of Funded Status
Funded status	$(28,514)	$(12,966)
Contribution between September 30 and fiscal year end	596	581

Net amount recognized	$(27,918)	$(12,385)

Amounts Recognized in the Balance Sheet
For years after the adoption of the funded status provisions of SFAS 158
Noncurrent assets	$—	$10,114
Current liabilities	(758)	(757)
Noncurrent liabilities	(27,160)	(21,742)

Net amount recognized	$(27,918)	$(12,385)

Reconciliation of Amounts Recognized in the Statement of Financial Position
Initial net obligation	$(58)	$(19)
Prior service cost	(7)	(19)
Net (loss) gain	(10,344)	6,824

Accumulated other comprehensive (loss) income	(10,409)	6,786
Accumulated contributions in excess of net periodic benefit cost	(17,509)	(19,171)

Net amount recognized	$(27,918)	$(12,385)

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2008	2007

Other Comprehensive Income Changes Recognized in Other Comprehensive Income
Changes due to minimum liability and intangible asset recognition prior to the adoption of SFAS 158
Decrease in additional minimum liability	N/A	$(2,141)
Decrease in intangible asset	N/A	6

Other comprehensive income	N/A	$(2,135)

Changes in plan assets and benefit obligations recognized in other comprehensive income
Net loss arising during the year (includes curtailment gains not recognized as a component of net periodic cost)	$20,313	N/A
Effect of exchange rates on amounts included in accumulated other comprehensive income	(2,964)	N/A
Amounts recognized as a component of net periodic benefit cost
Amortization, settlement or curtailment recognition of net transition asset (obligation)	44	N/A
Amortization or curtailment recognition of prior service credit (cost)	(9)	N/A
Amortization or settlement recognition of net gain (loss)	(189)	N/A

Total recognized in other comprehensive loss (income)	$17,195	$(2,135)

Total recognized in net periodic benefit and other comprehensive loss (income)	$24,866	$9,098

Changes recognized in balance sheet
Balance sheet adjustment: Increase in accumulated other comprehensive loss (income) before tax to reflect the adoption of SFAS 158	N/A	$(11,834)
Estimated amounts that will be amortized from accumulated other comprehensive (loss) income over the next fiscal year
Initial net asset	$36	$42
Prior service cost	(6)	(8)
Net gain (loss)	191	(220)

Total	$221	$(186)

The accumulated benefit obligation for non-U.S. pension plans was $107.4 million and $128.6 million at September 30, 2008 and September 30, 2007, respectively.

The projected benefit obligation and fair value of plan assets for non-U.S. pension plans with projected benefit obligations in excess of plan assets were $149.4 million and $120.9 million, respectively, at September 30, 2008 and $86.8 million and $64.0 million, respectively, at September 30, 2007.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for non-U.S. pension plans with accumulated benefit obligation in excess of plan assets were $37.1 million, $32.8 million, and $16.6 million, respectively, at September 30, 2008 and $46.4 million, $40.1 million, and $24.3 million, respectively, at September 30, 2007.

The range of assumptions used for the non-U.S. defined benefit plans reflects the different economic environments within the various countries. The projected benefit obligation was determined using the following weighted average assumptions:

	2008	2007

Discount rate	6.39%	5.64%
Rate of increase in compensation levels	3.94%	3.83%

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net annual periodic pension cost was determined using the following weighted average assumptions:

	2008	2007

Discount rate	5.64%	4.79%
Expected long-term return on plan assets	7.14%	6.71%
Rate of increase in compensation levels	3.83%	3.70%

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

Expected fiscal 2009 Company contributions and estimated future benefit payments are as follows:

Expected Company Contributions
2009	$7,624
Expected Benefit Payments
2009	$5,282
2010	$2,428
2011	$2,839
2012	$3,957
2013	$5,042
2014-2018	$27,762

The Company’s year-end pension plan weighted average asset allocations by category were:

	2008	Strategic Target

Equities	65.87%	69.00%
Bonds	29.43%	27.00%
Cash	0.90%	0.00%
Property	3.80%	4.00%

Total	100.00%	100.00%

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

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Income Taxes

The reconciliation of income tax computed at the U.S. federal statutory rates to income tax expense is as follows:

	2008	2007	2006

U.S. federal statutory tax rate	35.0%	35.0%	35.0%
Income tax provision reconciliation:
Tax at statutory rate:	$233,136	$231,510	$222,877
Irish income subject to lower tax rate	(92,732)	(65,673)	(71,097)
Domestic and international tax examination charges (benefits) including penalties	—	4,363	(35,158)
State income taxes, net of federal benefit	1,150	1,744	937
Research and development tax credits	(3,401)	(14,667)	(738)
Amortization of goodwill/intangibles	—	261	207
Net foreign tax in excess of U.S. federal statutory tax rate	2,350	1,729	(45)
Other, net	422	286	1,382

Total income tax provision	$140,925	$159,553	$118,365

For financial reporting purposes, income before income taxes includes the following components:

	2008	2007	2006

Pretax income:
Domestic	$186,130	$282,410	$234,626
Foreign	479,972	379,047	402,166

Total income before income taxes and discontinued operations	$666,102	$661,457	$636,792

The components of the provision for income taxes are as follows:

	2008	2007	2006

Current:
Federal	$79,642	$101,183	$110,271
Foreign	70,882	58,785	35,253
State	1,770	2,435	1,295

Total current	$152,294	$162,403	$146,819

Deferred (prepaid):
Federal	$(7,268)	$(2,336)	$(22,619)
Foreign	(4,101)	(514)	(5,835)

Total deferred	$(11,369)	$(2,850)	$(28,454)

The Company continues to intend to reinvest certain of its foreign earnings indefinitely. Accordingly, no U.S. income taxes have been provided for approximately $1,641 million of unremitted earnings of international subsidiaries. As of November 1, 2008, the amount of unrecognized deferred tax liability on these earnings was $423 million.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The significant components of the Company’s deferred tax assets and liabilities for the fiscal years ended November 1, 2008 and November 3, 2007 are as follows:

	2008	2007

Deferred tax assets:
Inventory reserves	$33,058	$31,227
Deferred income on shipments to distributors	24,913	22,247
Reserves for compensation and benefits	29,287	26,434
Tax credit carryovers	48,073	46,775
Mark-to-market adjustment	4,657	(639)
Stock-based compensation	73,619	78,203
Other	3,091	5,694

Total gross deferred tax assets	216,698	209,941
Valuation allowance	(48,073)	(46,775)

Total deferred tax assets	168,625	163,166

Deferred tax liabilities:
Depreciation	673	2,377
Acquisition Accounting	(9,484)	(7,010)
Undistributed earnings of foreign subsidiaries	(4,318)	(4,999)
Other	(1,181)	(514)

Total gross deferred tax liabilities	(14,310)	(10,146)

Net deferred tax assets	$154,315	$153,020

The valuation allowances of $48.1 million and $46.8 million at November 1, 2008 and November 3, 2007, respectively, are a full valuation allowance for the Company’s state credit carryovers that began expiring in 2008.

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

On November 4, 2007 (the first day of its 2008 fiscal year), the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 differs from the prior standards in that it requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any benefit can be recorded in the financial statements. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. There were no changes to the Company’s liabilities for uncertain tax positions as a result of the adoption of FIN 48. As of November 1, 2008, the Company had a liability of $13.8 million for gross unrealized tax benefits, all of which, if settled in the Company’s favor, would lower the Company’s effective tax rate in the period recorded. In addition, as of November 1, 2008, the Company had a liability of approximately $6.4 million for interest and penalties. In accordance with FIN 48, the total liability of $20.2 million for uncertain tax positions is classified as non-current, and included in other non-current liabilities, because the Company believes that the ultimate payment or settlement of these liabilities will not occur within the next twelve months. Prior to the adoption of FIN 48, these amounts were included in current income tax payable. The Company includes interest and penalties related to

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unrecognized tax benefits within the provision for taxes in the condensed consolidated statements of income, and as a result, no change in classification was made upon adopting FIN 48. The condensed consolidated statements of income for fiscal year 2008 include $1.3 million of interest and penalties related to these uncertain tax positions. Due to the complexity associated with its tax uncertainties, the Company cannot make a reasonably reliable estimate as to the period in which it expects to settle the liabilities associated with these uncertain tax positions.

The following table summarizes the changes in the total amounts of uncertain tax positions for fiscal 2008.

2008

Balance, November 3, 2007 upon adoption of FIN 48	$9,889
Additions for tax positions of current year	3,861

Balance, November 1, 2008	$13,750

Fiscal Year 2001 to 2003 IRS Examination

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

Fiscal Year 2004 and 2005 IRS Examination

During the fourth quarter of fiscal 2007, the IRS completed its field examination of fiscal years 2004 and 2005. On January 2, 2008, the IRS issued its report for fiscal 2004 and 2005, which included proposed adjustments related to these two fiscal years. The Company has provided for taxes and penalties related to certain of these proposed adjustments. There are four items with a potential total tax liability of $46 million that the Company concluded, based on discussions with its tax advisors, are not likely to result in additional tax liability. Therefore, the Company has not recorded any tax liability for these items and is appealing these proposed adjustments through the normal processes for the resolution of differences between the IRS and taxpayers. Two of the unresolved matters are one-time issues and pertain to Section 965 of the Internal Revenue Code related to the beneficial tax treatment of dividends from foreign owned companies under The American Jobs Creation Act. The other matters pertain to the computation of research and development (R&D) tax credits and the profits earned from manufacturing activities carried on outside the United States. These latter two matters could impact taxes payable for fiscal 2004 and 2005 as well as for subsequent years.

Fiscal Year 2006 and 2007 IRS Examination

During fiscal 2006, the IRS invited the Company to participate in the Compliance Assurance Process (CAP), which is a voluntary pilot program the IRS is conducting for a limited number of large business taxpayers. The objective of CAP is to reduce taxpayer burden associated with IRS audits while assuring the IRS of the accuracy of tax returns prior to filing. The Company participated in CAP for fiscal 2006 and 2007. Under the program, the IRS is expected to work with the Company contemporaneously to achieve federal tax compliance and resolve issues prior to the filing of a tax return. CAP is designed to eliminate or substantially reduce the need for post-filing examinations of future tax returns. The IRS and the Company have agreed on the treatment of a number of issues that have been included in an Issue Resolutions Agreement related to the 2006 and 2007 tax returns. However, no agreement was reached on the tax treatment of a number of issues, including the same R&D credit and foreign manufacturing issues mentioned above related to fiscal 2004 and 2005. The IRS has not completed its audit of the pricing of intercompany sales (transfer pricing). The Company has not provided for any additional taxes in respect of the examination of the fiscal 2006 and 2007 tax returns.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Year 2008 IRS Examination

The Company is not participating in the CAP for fiscal year 2008.

Although the Company believes its estimates of income tax payable are reasonable, no assurance can be given that the Company will prevail in the matters raised and that the outcome of one or all of these matters will not be different than that which is reflected in the historical income tax provisions and accruals. The Company believes such differences would not have a material impact on the Company’s financial condition but could have a material impact on the Company’s income tax provision, operating results and operating cash flows in the period in which such matters are resolved.

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

17.	Revolving Credit Facility

A significant portion of the Company’s cash and short term investments balance is currently held outside the United States in various foreign subsidiaries. As the Company intends to reinvest certain of its foreign earnings indefinitely, this cash is not available to meet certain of the Company’s cash requirements in the United States, including for cash dividends and common stock repurchases. The Company entered into a five-year, $165 million unsecured revolving credit facility with certain institutional lenders in May 2008 in order to supplement its occasional cash requirements in the United States. To date, the Company has not borrowed under this credit facility but the Company may borrow in the future and use the proceeds for support of commercial paper issuance, stock repurchases, dividend payments, acquisitions, capital expenditures, working capital and other lawful corporate purposes. Any advances under this credit agreement will accrue interest at rates that are equal to LIBOR plus a margin that is based on the Company’s leverage ratio. The terms of this facility also include financial covenants that require the Company to maintain a minimum interest coverage ratio and not exceed a maximum leverage ratio. The terms of the facility also impose restrictions on the Company’s ability to undertake certain transactions, to create certain liens on assets and to incur certain subsidiary indebtedness.

18.	Subsequent Events

On November 20, 2008, the Board of Directors of the Company declared a cash dividend of $0.20 per outstanding share of common stock. The dividend will be paid on December 24, 2008 to all shareholders of record at the close of business on December 5, 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Analog Devices, Inc.

We have audited the accompanying consolidated balance sheets of Analog Devices, Inc. as of November 1, 2008 and November 3, 2007, and the related consolidated statements of income, shareholders’ equity, comprehensive income, and cash flows for each of the three years in the period ended November 1, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(c). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Analog Devices, Inc. at November 1, 2008 and November 3, 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 1, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 14 to the financial statements, effective November 3, 2007, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). Additionally, as discussed in Note 15 to the financial statements, effective November 4, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Analog Devices, Inc.’s internal control over financial reporting as of November 1, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 21, 2008 expressed an unqualified opinion thereon.

Boston, Massachusetts
November 21, 2008

ANALOG DEVICES, INC.

SUPPLEMENTARY FINANCIAL INFORMATION
(Unaudited)

Quarterly financial information for fiscal 2008 and fiscal 2007 (thousands, except per share amounts and as noted) includes adjustments to reflect the classification of our Baseband Chipset Business and CPU voltage regulation and PC thermal monitoring businesses as discontinued operations:

	4Q08	3Q08	2Q08	1Q08	4Q07	3Q07	2Q07	1Q07

Product Revenue	660,696	658,986	649,340	613,909	623,542	617,431	597,483	591,265
Revenue from the one-time IP license	—	—	—	—	—	—	—	35,000

Total Revenue	660,696	658,986	649,340	613,909	623,542	617,431	597,483	626,265
Cost of sales	257,039	257,192	253,319	238,106	249,650	243,939	236,255	226,601

Gross margin	403,657	401,794	396,021	375,803	373,892	373,492	361,228	399,664
% of Total Revenue	61.1%	61.0%	61.0%	61.2%	60.0%	60.5%	60.5%	63.8%
Research and development	133,451	135,837	134,653	129,539	131,687	128,093	126,696	123,077
Selling, marketing, general and administrative	106,381	104,767	104,183	100,351	97,409	99,906	90,210	101,980
Special charges	3,088	—	—	—	25,183	—	10,116	5,196

Total operating expenses	242,920	240,604	238,836	229,890	254,279	227,999	227,022	230,253
Operating income from continuing operations	160,737	161,190	157,185	145,913	119,613	145,493	134,206	169,411
% of Total Revenue	24%	25%	24%	24%	19%	24%	23%	27%
Nonoperating (income) expenses:
Interest income	(9,641)	(8,205)	(10,669)	(12,526)	(13,578)	(17,721)	(20,871)	(24,837)
Other, net	(987)	664	114	173	687	1,272	(10,221)	(7,465)

Total nonoperating (income) expense	(10,628)	(7,541)	(10,555)	(12,353)	(12,891)	(16,449)	(31,092)	(32,302)

Income from continuing operations before income taxes and minority interest	171,365	168,731	167,740	158,266	132,504	161,942	165,298	201,713
% of Total Revenue	26%	26%	26%	26%	21%	26%	28%	32%
Provision for income taxes	27,123	39,536	37,848	36,418	37,818	36,536	39,720	45,479

Minority Interest	—	—	—	—	—	—	—	(219)

Net Income from continuing operations	144,242	129,195	129,892	121,848	94,686	125,406	125,578	156,453

Net income (loss) from discontinued operations,	2,086	5,611	3,194	1,888	3,203	(4,971)	(222)	(3,226)
(Loss) gain on Sale of Discontinued Operations	(2,457)	3,802	—	246,983	—	—	—	—

Net Income	143,871	138,608	133,086	370,719	97,889	120,435	125,356	153,227

% of Total Revenue	22%	21%	21%	60%	16%	20%	21%	25%
Earnings Per share — basic
Income from continuing operations	0.50	0.44	0.45	0.41	0.31	0.39	0.38	0.46
Net income	0.49	0.48	0.46	1.24	0.32	0.38	0.38	0.45
Earnings Per share — diluted
Income from continuing operations	0.49	0.44	0.44	0.40	0.30	0.38	0.37	0.45
Net income	0.49	0.47	0.45	1.22	0.31	0.37	0.37	0.44
Shares used to compute earnings per share (in thousands):
Basic	290,847	290,376	290,389	299,141	305,867	318,465	329,988	338,698
Diluted	293,820	295,001	295,360	304,260	313,825	327,331	338,840	349,208
Dividends declared per share	0.20	0.20	0.18	0.18	0.18	0.18	0.18	0.16

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Analog’s disclosure controls and procedures as of November 1, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of November 1, 2008, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of November 1, 2008. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment, our management concluded that, as of November 1, 2008, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears below.

(c) Attestation Report of the Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Analog Devices, Inc.

We have audited Analog Devices, Inc.’s internal control over financial reporting as of November 1, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Analog Devices, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Analog Devices, Inc. maintained, in all material respects, effective internal control over financial reporting as of November 1, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Analog Devices, Inc. as of November 1, 2008 and November 3, 2007, and the related consolidated statements of income, shareholders’ equity, comprehensive income, and cash flows for each of the three years in the period ended November 1, 2008 of Analog Devices, Inc. and our report dated November 21, 2008 expressed an unqualified opinion thereon.

Boston, Massachusetts
November 21, 2008

(d) Changes in Internal Controls over Financial Reporting.  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended November 1, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item relating to our directors and nominees is contained in our 2009 proxy statement under the caption “Proposal 1 — Election of Directors” and is incorporated herein by reference. Information required by this item relating to our executive officers is contained under the caption “EXECUTIVE OFFICERS OF THE COMPANY” in Part I of this Annual Report on Form 10-K and is incorporated herein by reference. Information required by this item relating to involvement in certain legal proceedings is contained in our 2009 proxy statement under the caption “Certain Legal Proceedings” and is incorporated herein by reference. Information required by this item relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is contained in our 2009 proxy statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

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

During the fourth quarter of fiscal 2008, we made no material change to the procedures by which shareholders may recommend nominees to our Board of Directors, as described in our 2008 proxy statement.

Information required by this item relating to the audit committee of our Board of Directors is contained in our 2009 proxy statement under the caption “Corporate Governance — Board of Directors Meetings and Committees — Audit Committee” and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item is contained in our 2009 proxy statement under the captions “Corporate Governance — Director Compensation” and “Information About Executive Compensation” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item relating to security ownership of certain beneficial owners and management is contained in our 2009 proxy statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference. Information required by this item relating to securities authorized for issuance under equity compensation plans is contained in our 2009 proxy statement under the caption “Information About Executive Compensation — Securities Authorized for Issuance Under Equity Compensation Plans” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item relating to transactions with related persons is contained in our 2009 proxy statement under the caption “Corporate Governance — Certain Relationships and Related Transactions” and is incorporated herein by reference. Information required by this item relating to director independence is contained in our 2009 proxy statement under the caption “Corporate Governance — Determination of Independence” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is contained in our 2009 proxy statement under the caption “Corporate Governance — Independent Registered Public Accounting Firm Fees and Other Matters” and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements

The following consolidated financial statements are included in Item 8 of this Annual Report on Form 10-K:

—	Consolidated Statements of Income for the years ended November 1, 2008, November 3, 2007 and October 28, 2006

—	Consolidated Balance Sheets as of November 1, 2008 and November 3, 2007

—	Consolidated Statements of Shareholders’ Equity for the years ended November 1, 2008, November 3, 2007 and October 28, 2006

—	Consolidated Statements of Comprehensive Income for the years ended November 1, 2008, November 3, 2007 and October 28, 2006

—	Consolidated Statements of Cash Flows for the years ended November 1, 2008, November 3, 2007 and October 28, 2006

(b)	Exhibits

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed with or incorporated by reference in this Annual Report on Form 10-K.

(c)	Financial Statement Schedules

The following consolidated financial statement schedule is included in Item 15(c) of this Annual Report on Form 10-K:

Schedule II — Valuation and Qualifying Accounts

All other schedules have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or the Notes thereto.

ANALOG DEVICES, INC.
ANNUAL REPORT ON FORM 10-K
YEAR ENDED NOVEMBER 1, 2008
ITEM 15(c)
FINANCIAL STATEMENT SCHEDULE

ANALOG DEVICES, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Years ended November 1, 2008, November 3, 2007 and October 28, 2006
(Thousands)

	Balance at	Additions		Balance at
	Beginning of	Charged to		End of
Description	Period	Income Statement	Deductions	Period

Accounts Receivable Reserves and Allowances:
Year ended October 28, 2006	$2,882	$3,087	$3,436	$2,533

Year ended November 3, 2007	$2,533	$4,753	$3,675	$3,611

Year ended November 1, 2008	$3,611	$8,427	$6,537	$5,501

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANALOG DEVICES, INC.

By:	/s/ JERALD G. FISHMAN
Jerald G. Fishman
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 25, 2008

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ray Stata Ray Stata	Chairman of the Board	November 25, 2008

/s/ Jerald G. Fishman Jerald G. Fishman	President, Chief Executive Officer and Director (Principal Executive Officer)	November 25, 2008

/s/ Joseph E. Mcdonough Joseph E. Mcdonough	Vice President-Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	November 25, 2008

/s/ James A. Champy James A. Champy	Director	November 25, 2008

/s/ John L. Doyle John L. Doyle	Director	November 25, 2008

/s/ John C. Hodgson John C. Hodgson	Director	November 25, 2008

/s/ Yves-Andre Istel Yves-Andre Istel	Director	November 25, 2008

/s/ Neil Novich Neil Novich	Director	November 25, 2008

Name	Title	Date

/s/ F. Grant Saviers F. Grant Saviers	Director	November 25, 2008

/s/ Paul J. Severino Paul J. Severino	Director	November 25, 2008

/s/ Kenton J. Sicchitano Kenton J. Sicchitano	Director	November 25, 2008

Exhibit Index

Exhibit
No.		Description

2.1		Purchase and Sale Agreement, dated as of September 9, 2007, among Analog Devices, Inc., various subsidiaries, and MediaTek Inc., filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 3, 2007 (File No. 1-7819) as filed with the Commission on November 30, 2007 and incorporated herein by reference.
2.2		Amendment No. 1 to Purchase and Sale Agreement, dated January 11, 2008, among Analog Devices, Inc., various subsidiaries, and MediaTek Inc. filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-7819), as filed with the Commission on January 16, 2008 and incorporated herein by reference.
2.3		License Agreement, dated as of January 11, 2008, among Analog Devices, Inc., Analog Devices B.V., MediaTek Inc. and MediaTek Singapore Pte. Ltd., filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-7819), as filed with the Commission on January 16, 2008 and incorporated herein by reference.
3.1		Restated Articles of Organization of Analog Devices, Inc., as amended, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 2008 (File No. 1-7819) as filed with the Commission on May 20, 2008 and incorporated herein by reference.
3.2		Amended and Restated By-Laws of Analog Devices, Inc filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 2008 (File No. 1-7819) as filed with the Commission on May 20, 2008 and incorporated herein by reference.
*10	.1	Analog Devices, Inc. Amended and Restated Deferred Compensation Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for fiscal quarter ended January 28, 2006 (File No. 1-7819) as filed with the Commission on February 15, 2006 and incorporated herein by reference.
*10	.2	Amendment No. 1 to Analog Devices, Inc. Amended and Restated Deferred Compensation Plan, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 3, 2007 (File No. 1-7819) as filed with the Commission on November 30, 2007 and incorporated herein by reference.
*10	.3	Trust Agreement for Deferred Compensation Plan dated as of October 1, 2003 between Analog Devices, Inc. and Fidelity Management Trust Company filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 1, 2003 (File No. 1-7819) as filed with the Commission on December 23, 2003 and incorporated herein by reference.
*10	.4	First Amendment to Trust Agreement for Deferred Compensation Plan between Analog Devices, Inc. and Fidelity Management Trust Company dated as of January 1, 2005, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended October 28, 2006 (File No. 1-7819) as filed with the Commission on November 20, 2006 and incorporated herein by reference.
*10	.5	Restated 1988 Stock Option Plan of Analog Devices, Inc., filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 1997 (File No. 1-7819) as filed with the Commission on June 17, 1997 and incorporated herein by reference.
*10	.6	Restated 1994 Director Option Plan of Analog Devices, Inc., as amended, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 (File No. 1-7819) as filed with the Commission on January 29, 2003 and incorporated herein by reference.
*10	.7	1998 Stock Option Plan of Analog Devices Inc., as amended, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 (File No. 1-7819) as filed with the Commission on January 29, 2003 and incorporated herein by reference.
10.8		Analog Devices, Inc. 2001 Broad-Based Stock Option Plan, as amended, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 (File No. 1-7819) as filed with the Commission on January 29, 2003 and incorporated herein by reference.
*10	.9	2006 Stock Incentive Plan of Analog Devices, Inc., filed as Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed with the Commission on February 8, 2006 (File No. 1-7819) and incorporated herein by reference.
*10	.10	Amendment No. 1 to 2006 Stock Incentive Plan of Analog Devices, Inc., filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended October 28, 2006 (File No. 1-7819) as filed with the Commission on November 20, 2006 and incorporated herein by reference.

Exhibit
No.		Description

*10	.11	Form of Confirming Memorandum for Grants of Non-Qualified Stock Options to Employees for usage under the Registrant’s 2006 Stock Incentive Plan, filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-7819), as filed with the Commission on December 22, 2006 and incorporated herein by reference.
*10	.12	Form of Confirming Memorandum for Grants of Non-Qualified Stock Options to Directors for usage under the Registrant’s 2006 Stock Incentive Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 4, 2007 (File No. 1-7819) as filed with the Commission on August 21, 2007 and incorporated herein by reference.
*10	.13	Form of Restricted Stock Agreement for usage under the Registrant’s 2006 Stock Incentive Plan, filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-7819), as filed with the Commission on September 25, 2006 and incorporated herein by reference.
*10	.14	Form of Restricted Stock Unit Confirming Memorandum for usage under the Registrant’s 2006 Stock Incentive Plan, filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-7819), as filed with the Commission on September 25, 2006 and incorporated herein by reference.
*10	.15	Analog Devices BV (Ireland) Employee Stock Option Program, as amended, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 (File No. 1-7819) as filed with the Commission on January 29, 2003 and incorporated herein by reference.
10.16		BCO Technologies Plc Unapproved Share Option Scheme, filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-50092) as filed with the Commission on November 16, 2000 and incorporated herein by reference.
10.17		BCO Technologies Plc Approved Share Option Scheme, filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-50092) as filed with the Commission on November 16, 2000 and incorporated herein by reference.
10.18		ChipLogic, Inc. Amended and Restated 1998 Stock Plan, filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-53314) as filed with the Commission on January 5, 2001 and incorporated herein by reference.
10.19		Staccato Systems, Inc. 1998 Stock Plan, filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-53828) as filed with the Commission on January 17, 2001 and incorporated herein by reference.
10.20		Various individual stock restriction and similar agreements between the registrant and employees thereof relating to ChipLogic, Inc., filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-57444) as filed with the Commission on March 22, 2001, as amended by Amendment No. 1 filed as an exhibit to the Company’s Post-Effective Amendment to Registration Statement on Form S-8 (File No. 333-57444) as filed with the Commission on March 23, 2001 and incorporated herein by reference.
*10	.21	Employment Agreement dated November 14, 2005 between Jerald G. Fishman and Analog Devices, Inc., filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-7819) as filed with the Commission on November 15, 2005 and incorporated herein by reference.
*10	.22	Amendment dated as of October 22, 2007 to the Employment Agreement dated as of November 14, 2005 between Jerald G. Fishman and Analog Devices, Inc., filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-7819) as filed with the Commission on October 26, 2007 and incorporated herein by reference.
*10	.23	Executive Retention Agreement dated October 22, 2007 between Jerald G. Fishman and Analog Devices, Inc., filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-7819) as filed with the Commission on October 26, 2007 and incorporated herein by reference.
*10	.24	Letter Agreement between Analog Devices Inc. and Jerald G. Fishman dated June 21, 2000 relating to acceleration of stock options upon the occurrence of certain events, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000 (File No. 1-7819) as filed with the Commission on January 26, 2001 and incorporated herein by reference.
*10	.25	Amendment dated as of October 22, 2007 to the Employee Retention Agreement dated as of January 16, 1989 between Jerald G. Fishman and Analog Devices, Inc., filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-7819) as filed with the Commission on October 26, 2007 and incorporated herein by reference.

Exhibit
No.		Description

*10	.26	Description of 2008 Executive Bonus Plan, incorporated herein by reference to Item 5.02(e) in the Company’s Current Report on Form 8-K (File No. 1-7819) filed with the Securities and Exchange Commission on January 23, 2008.
*†10	.27	Form of Employee Retention Agreement, as amended and restated.
*10	.28	Employee Change in Control Severance Policy of Analog Devices, Inc., as amended, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended October 30, 1999 (File No. 1-7819) as filed with the Commission on January 28, 2000 and incorporated herein by reference.
*10	.29	Senior Management Change in Control Severance Policy of Analog Devices, Inc., as amended, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended October 30, 1999 (File No. 1-7819) as filed with the Commission on January 28, 2000 and incorporated herein by reference.
*†10	.30	Form of Indemnification Agreement for Directors and Officers.
10.31		Amended and Restated Lease Agreement dated May 1, 1992 between Analog Devices, Inc. and the trustees of Everett Street Trust relating to the premises at 3 Technology Way, Norwood, Massachusetts, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 1, 1997 (File No. 1-7819) as filed with the Commission on January 28, 1998 and incorporated herein by reference.
10.32		Guaranty dated as of May 1, 1994 between Analog Devices, Inc. and Metropolitan Life Insurance Company relating to the premises at 3 Technology Way, Norwood, Massachusetts, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended October 30, 1999 (File No. 1-7819) as filed with the Commission on January 28, 2000 and incorporated herein by reference.
10.33		Letter Agreement dated as of May 18, 1994 between Analog Devices, Inc. and Metropolitan Life Insurance Company relating to the premises at 3 Technology Way, Norwood, Massachusetts, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended October 30, 1999 (File No. 1-7819) as filed with the Commission on January 28, 2000 and incorporated herein by reference.
10.34		Reimbursement Agreement dated May 18, 1992 between Analog Devices, Inc. and the trustees of Everett Street Trust, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 1, 1997 (File No. 1-7819) as filed with the Commission on January 28, 1998 and incorporated herein by reference.
10.35		Lease Agreement dated February 8, 1996 between Analog Devices, Inc. and Massachusetts Institute of Technology, relating to premises located at 21 Osborn Street, Cambridge, Massachusetts, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 3, 2001 (File No. 1-7819) as filed with the Commission on January 28, 2002 and incorporated herein by reference.
10.36		First Amendment dated December 13, 1996 to Lease Agreement dated February 8, 1996 between Analog Devices, Inc. and Massachusetts Institute of Technology, relating to premises located at 21 Osborn Street, Cambridge, Massachusetts, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended October 28, 2006 (File No. 1-7819) as filed with the Commission on November 20, 2006 and incorporated herein by reference.
10.37		Second Amendment dated December 20, 1996 to Lease Agreement dated February 8, 1996 between Analog Devices, Inc. and Massachusetts Institute of Technology, relating to premises located at 21 Osborn Street, Cambridge, Massachusetts, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended October 28, 2006 (File No. 1-7819) as filed with the Commission on November 20, 2006 and incorporated herein by reference.
10.38		Third Amendment dated May 27, 1997 to Lease Agreement dated February 8, 1996 between Analog Devices, Inc. and Massachusetts Institute of Technology, relating to premises located at 21 Osborn Street, Cambridge, Massachusetts, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended October 28, 2006 (File No. 1-7819) as filed with the Commission on November 20, 2006 and incorporated herein by reference.
10.39		Lease Agreement dated November 14, 1997, as amended, between Analog Devices, Inc. and Liberty Property Limited Partnership, relating to premises located at 7736 McCloud Road, Greensboro, North Carolina, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended October 28, 2006 (File No. 1-7819) as filed with the Commission on November 20, 2006 and incorporated herein by reference.

Exhibit
No.		Description

10.40		Fifth Amendment dated September 14, 2007 to Lease Agreement dated November 14, 1997, as amended, between Analog Devices, Inc. and Crown-Greensboro I, LLC (as successor to Liberty Property Limited Partnership), relating to premises located at 7736 McCloud Road, Greensboro, North Carolina, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 3, 2007 (File No. 1-7819) as filed with the Commission on November 30, 2007 and incorporated herein by reference.
†10	.41	Second Amendment to Trust Agreement for Deferred Compensation Plan between Analog Devices, Inc. and Fidelity Management Trust Company dated as of December 10, 2007.
†14		Analog Devices, Inc. Code of Business Conduct and Ethics.
†21		Subsidiaries of the Company.
†23		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
†31	.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
†31	.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
†32	.1	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).
†32	.2	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer).

†	Filed herewith.

*	Management contracts and compensatory plan or arrangements required to be filed as an Exhibit pursuant to Item 15(b) of Form 10-K.