Form 10-Q
period 2009-01-31
ANALOG DEVICES INC
filed 2009-02-18
CIK 6281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐   NO ☑
     As of January 31, 2009 there were 291,228,618 shares of Common Stock, $0.16 2/3 par value per share, outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(thousands, except per share amounts)

	Three Months Ended
	January 31, 2009	February 2, 2008
Revenue	$476,569	$613,909
Cost of sales (1)	207,567	238,106

Gross margin	269,002	375,803
Operating expenses:
Research and development (1)	119,828	129,539
Selling, marketing, general and administrative (1)	87,846	100,351
Special charges	41,737	—

	249,411	229,890

Operating income	19,591	145,913
Nonoperating (income) expense:
Interest income	(7,796)	(12,526)
Other, net	(571)	173

	(8,367)	(12,353)

Income from continuing operations before income taxes	27,958	158,266

Provision for income taxes	3,373	36,418

Income from continuing operations, net of tax	24,585	121,848

Discontinued operations, net of tax:
Income from discontinued operations	364	1,888
Gain on sale of discontinued operations	—	246,983

Total income from discontinued operations, net of tax	364	248,871

Net income	$24,949	$370,719

Shares used to compute earnings per share — basic	291,187	299,141

Shares used to compute earnings per share — diluted	291,248	304,260

Basic earnings per share from continuing operations	$0.08	$0.41

Basic earnings per share	$0.09	$1.24

Diluted earnings per share from continuing operations	$0.08	$0.40

Diluted earnings per share	$0.09	$1.22

Dividends declared and paid per share	$0.20	$0.18

(1) Includes stock-based compensation expense as follows:

Cost of sales	$1,580	$1,953
Research and development	$5,321	$5,524
Selling, marketing, general and administrative	$4,510	$5,415
See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands)

Assets	January 31, 2009	November 1, 2008
Cash and cash equivalents	$769,713	$593,599
Short-term investments	513,418	716,087
Accounts receivable, net	235,352	315,290
Inventory (1):
Raw materials	15,494	15,350
Work in process	213,648	200,436
Finished goods	91,825	98,843

	320,967	314,629
Deferred tax assets	91,676	102,676
Deferred compensation plan investments	8,493	942
Prepaid expenses and other current assets	34,723	40,460
Current assets of discontinued operations	—	5,894

Total current assets	1,974,342	2,089,577

Property, plant and equipment, at cost:
Land and buildings	382,821	378,187
Machinery and equipment	1,523,092	1,512,984
Office equipment	63,380	63,071
Leasehold improvements	66,499	65,247

	2,035,792	2,019,489
Less accumulated depreciation and amortization	1,498,594	1,452,050

Net property, plant and equipment	537,198	567,439

Deferred compensation plan investments	6,817	31,099
Other investments	761	955
Goodwill	233,454	235,175
Intangible assets, net	11,258	12,300
Deferred tax assets	65,713	65,949
Other assets	27,610	26,461
Non-current assets of discontinued operations	62,037	62,037

Total other assets	407,650	433,976

	$2,919,190	$3,090,992

(1)	Includes $2,390 and $2,632 related to stock-based compensation at January 31, 2009 and November 1, 2008, respectively.
See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands, except share amounts)

Liabilities and Shareholders’ Equity	January 31, 2009	November 1, 2008
Accounts payable	$82,601	$130,451
Deferred income on shipments to distributors, net	151,147	175,358
Income taxes payable	37,616	52,546
Deferred compensation plan liability	8,493	942
Accrued liabilities	153,721	191,307
Current liabilities of discontinued operations	6,676	18,454

Total current liabilities	440,254	569,058

Deferred income taxes	11,134	14,310
Deferred compensation plan liability	6,934	31,800
Other non-current liabilities	58,803	55,561

Total non-current liabilities	76,871	101,671

Commitments and contingencies

Shareholders’ Equity

Preferred stock, $1.00 par value, 471,934 shares authorized, none outstanding	—	—
Common stock, $0.16 2/3 par value, 1,200,000,000 shares authorized, 291,228,618 shares issued and outstanding (291,193,451 on November 1, 2008)	48,539	48,533
Capital in excess of par value	—	—
Retained earnings	2,397,779	2,419,908
Accumulated other comprehensive loss	(44,253)	(48,178)

Total shareholders’ equity	2,402,065	2,420,263

	$2,919,190	$3,090,992

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(thousands)

	Three Months Ended
	January 31, 2009	February 2, 2008
Cash flows from operating activities:
Net income	$24,949	$370,719
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	38,755	35,551
Amortization of intangibles	1,957	2,423
Stock-based compensation expense	11,411	10,595
Gain on sale of business	—	(246,983)
Deferred income taxes	(15,925)	18
Excess tax benefit-stock options	—	(6,710)
Non-cash portion of special charge	13,693	—
Other non-cash activity	207	(73)
Changes in operating assets and liabilities	(15,137)	11,880

Total adjustments	34,961	(193,299)

Net cash provided by operating activities	59,910	177,420

Cash flows from investing activities:
Purchases of short-term available-for-sale investments	(263,906)	(351,221)
Maturities of short-term available-for-sale investments	464,197	371,396
Net proceeds from sales of businesses (See Note 13)	—	406,665
Additions to property, plant and equipment	(22,235)	(40,115)
(Increase) decrease in other assets	(2,063)	2,795

Net cash provided by investing activities	175,993	389,520

Cash flows from financing activities:
Repurchase of common stock	(489)	(359,376)
Increase in liability from common stock repurchases	—	24,879
Net proceeds from employee stock plans	768	24,497
Excess tax benefit-stock options	—	6,710
Dividend payments to shareholders	(58,238)	(53,836)

Net cash used for financing activities	(57,959)	(357,126)

Effect of exchange rate changes on cash	(1,830)	(1,697)

Net increase in cash and cash equivalents	176,114	208,117
Cash and cash equivalents at beginning of period	593,599	424,972

Cash and cash equivalents at end of period	$769,713	$633,089

See accompanying notes.

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2009
(all tabular amounts in thousands except per share amounts and percentages)
Note 1 — Basis of Presentation
In the opinion of management, the information furnished in the accompanying condensed consolidated financial statements reflects all normal recurring adjustments that are necessary to fairly state the results for these interim periods and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended November 1, 2008 and related notes. The results of operations for the interim period shown in this report are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2009 or any future period.
The Company sold its baseband chipset business and related support operations (Baseband Chipset Business) to MediaTek Inc. and sold its CPU voltage regulation and PC thermal monitoring business to certain subsidiaries of ON Semiconductor Corporation during the first quarter of fiscal 2008. The Company has reflected the financial results of these businesses as discontinued operations in the consolidated statements of income for all periods presented. The assets and liabilities of these businesses are reflected as assets and liabilities of discontinued operations in the consolidated balance sheets as of January 31, 2009 and November 1, 2008.
The Company has a 52-53 week fiscal year that ends on the Saturday closest to the last day in October. Fiscal 2009 and fiscal 2008 are 52-week fiscal years. Certain amounts reported in previous years have been reclassified to conform to the fiscal 2009 presentation. Such reclassified amounts were immaterial.
Note 2 — Revenue Recognition
Revenue from sales to customers is generally recognized when title passes, which for shipments to certain foreign countries is subsequent to product shipment. Title for these shipments ordinarily passes within a week of shipment. A reserve for sales returns and allowances for customers is recorded based on historical experience or specific identification of an event necessitating a reserve.
In all regions of the world, the Company defers revenue and the related cost of sales on shipments to distributors until the distributors resell the products to their customers. Therefore, the Company’s revenue fully reflects end customer purchases and is not impacted by distributor inventory levels. Sales to distributors are made under agreements that allow distributors to receive price adjustment credits, as discussed below, and to return qualifying products for credit, as determined by the Company, in order to reduce the amounts of slow-moving, discontinued or obsolete product from their inventory. These agreements limit such returns to a certain percentage of the value of the Company’s shipments to that distributor during the prior quarter. In addition, distributors are allowed to return unsold products if the Company terminates the relationship with the distributor.
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
The deferred costs of sales to distributors have historically had very little risk of impairment due to the margins the Company earns on sales of its products and the relatively long life-cycle of the Company’s products. Product returns from distributors that are ultimately scrapped have historically been immaterial. In addition, price protection and price adjustment credits granted to distributors historically have not exceeded the margins the Company earns on sales of its products. The Company continuously monitors the level and nature of product returns and is in frequent contact with the distributors to ensure reserves are established for all known material issues.
As of January 31, 2009 and November 1, 2008, the Company had gross deferred revenue of $243.5 million and $279.3 million, respectively, and gross deferred cost of sales of $92.4 million and $103.9 million, respectively. Deferred income on shipments to distributors as of January 31, 2009 was lower than the amount as of November 1, 2008 by $24.2 million, as a result of the distributors’ sales to their customers in the first quarter of fiscal 2009 exceeding the Company’s shipments to its distributors during this same time period.
Shipping costs are charged to cost of sales as incurred.
The Company generally offers a 12-month warranty for its products. The Company’s warranty policy provides for replacement of the defective product. Specific accruals are recorded for known product warranty issues. Product warranty expenses during either of the three-month periods ended January 31, 2009 and February 2, 2008 were not material.
Note 3 — Stock-Based Compensation
Grant-Date Fair Value —The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. Information pertaining to the Company’s stock option awards and the related estimated weighted-average assumptions to calculate the fair value of stock options granted during the three-month periods ended January 31, 2009 and February 2, 2008 is as follows:

	Three Months Ended
Stock Options	January 31, 2009	February 2, 2008

Options granted (in thousands)	5,420	5,550
Weighted-average exercise price per share	$19.56	$29.90
Weighted-average grant-date fair value per share	$7.47	$7.91
Assumptions:
Weighted-average expected volatility	59.5%	32.2%
Weighted-average expected term (in years)	5.3	5.1
Risk-free interest rate	1.7%	3.3%
Expected dividend yield	4.1%	2.4%
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
Stock-Based Compensation Expense
The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, (SFAS 123R), requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock-based award. Based on an analysis of its historical forfeitures, the Company has applied an annual forfeiture rate of 4.3% to all unvested stock-based awards as of January 31, 2009. The rate of 4.3% represents the portion that is expected to be forfeited each year over the vesting period. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.
Stock-Based Compensation Activity
A summary of the activity under the Company’s stock option plans as of January 31, 2009 and changes during the three-month period then ended is presented below:

			Weighted-
			Average
	Options	Weighted-	Remaining	Aggregate
	Outstanding	Average Exercise	Contractual	Intrinsic
Activity during the Three Months Ended January 31, 2009	(in thousands)	Price Per Share	Term in Years	Value
Options outstanding at November 1, 2008	70,340	$36.63
Options granted	5,420	$19.56
Options exercised	(43)	$18.84
Options forfeited	(484)	$34.90
Options expired	(640)	$39.63

Options outstanding at January 31, 2009	74,593	$35.39	5.0	$3,968

Options exercisable at January 31, 2009	55,634	$37.27	3.9	$1,245

Options vested or expected to vest at January 31, 2009 (1)	73,006	$35.54	4.9	$4,340

(1)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.
During the three months ended January 31, 2009 and February 2, 2008, the total intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) was $0.1 million and $55.6 million, respectively and the total amount of proceeds received from exercise of these options was $1 million and 30.8 million, respectively. Proceeds from stock option exercises pursuant to employee stock plans in the Company’s statement of cash flows during the three months ended January 31, 2009 and February 2, 2008 of $0.8 million and $24.5 million, respectively, is net of the value of shares surrendered by employees to satisfy employee tax obligations upon vesting of restricted stock or restricted stock units and in connection with the exercise of stock options granted to the Company’s employees under the Company’s equity compensation plans. The withholding amount is based on the Company’s minimum statutory withholding requirement pursuant to SFAS 123R. The total grant-date fair value of stock options that vested during the three months ended January 31, 2009 and February 2, 2008 was approximately $70.5 million and $74.3 million, respectively.
A summary of the Company’s restricted stock and restricted stock unit award activity as of January 31, 2009 and changes during the three-month period then ended is presented below:

	Restricted
	Shares and/ or	Weighted-
	Units	Average Grant
	Outstanding	Date Fair Value
Activity during the Three Months Ended January 31, 2009	(in thousands)	Per Share

Non-vested shares outstanding at November 1, 2008	92	$31.80
Awards and/or units granted	38	$18.94
Restrictions lapsed	(4)	$32.86
Forfeited	(3)	$36.55

Non-vested shares outstanding at January 31, 2009	123	$27.65

As of January 31, 2009, there was $142.1 million (before tax consideration) of total unrecognized compensation cost related to unvested share-based awards, including stock options, restricted stock and restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.9 years.
Note 4 — Comprehensive Income
Components of comprehensive income include net income and certain transactions that have generally been reported in the consolidated statement of shareholders’ equity and consist of the following:

	Three Months Ended
	January 31, 2009	February 2, 2008
Income from continuing operations, net of tax	$24,585	$121,848

Foreign currency translation adjustments	(1,372)	(3,596)

Change in unrealized holding (losses) gains (net of taxes of $296 and $374, respectively) on securities classified as short-term investments	(2,082)	2,243

Change in unrealized holding losses (net of taxes of $88 and $27, respectively) on securities classified as other investments	(163)	(50)

Change in unrealized gains (losses) (net of taxes of $1,042 and $196, respectively) on derivative instruments designated as cash flow hedges	8,221	(1,289)

Pension plans
Prior service cost	1	—
Transition (obligation) asset	(4)	1
Net actuarial (loss) gain	(676)	241

Other comprehensive income (loss)	3,925	(2,450)

Comprehensive income from continuing operations	28,510	119,398

Income from discontinued operations, net of tax	364	248,871

Comprehensive income	$28,874	$368,269

The components of accumulated other comprehensive income at January 31, 2009 and November 1, 2008 consisted of the following:

	January 31, 2009	November 1, 2008
Foreign currency translation adjustment	$(23,688)	$(22,316)
Unrealized gains on available-for-sale securities	201	2,446
Unrealized losses on derivative instruments	(12,042)	(20,263)
Pension plans
Prior service cost	(4)	(5)
Transition obligation	(19)	(15)
Net actuarial loss	(8,701)	(8,025)

Total accumulated other comprehensive loss	$(44,253)	$(48,178)

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

	Three Months Ended
	January 31, 2009	February 2, 2008
Income from continuing operations, net of tax	$24,585	$121,848
Total income from discontinued operations, net of tax	364	248,871

Net income	$24,949	$370,719

Basic shares:
Weighted-average shares outstanding	291,187	299,141

Earnings per share-basic:
Income from continuing operations, net of tax	$0.08	$0.41
Total income from discontinued operations, net of tax	0.00	0.83

Net income (1)	$0.09	$1.24

Diluted shares:
Weighted-average shares outstanding	291,187	299,141
Assumed exercise of common stock equivalents	61	5,119

Weighted-average common and common equivalent shares	291,248	304,260

Earnings per share-diluted:
Income from continuing operations, net of tax	$0.08	$0.40
Total income from discontinued operations, net of tax	0.00	0.82

Net income (1)	$0.09	$1.22

Anti-dilutive common stock equivalents related to outstanding stock options	70,657	56,707

(1)	The sum of the individual per share amounts may not equal due to rounding.

Note 6 — Special Charges
A summary of the Company’s special charges is as follows:

		Reorganization	Consolidation			Closure of
	Closure of Wafer	of Product	of a Wafer	Reduction of		Wafer
	Fabrication	Development	Fabrication	Overhead	Reduction of	Fabrication
	Facility	and	Facility in	Infrastructure	Operating	Facility	Total Special
Income Statement	in Sunnyvale	Support Programs	Limerick	Costs	Costs	in Cambridge	Charges
Fiscal 2005 Charges:
Workforce reductions	$20,315	$11,165	$—	$—	$—	$—	$31,480

Total Fiscal 2005 Charges	$20,315	$11,165	$—	$—	$—	$—	$31,480

Fiscal 2006 Charges:
Facility closure costs	—	554	—	—	—	—	554
Abandonment of equipment	—	459	—	—	—	—	459
Other items	—	462	—	—	—	—	462
Change in estimate	(2,029)	—	—	—	—	—	(2,029)
Workforce reductions	—	2,344	—	—	—	—	2,344

Total Fiscal 2006 Charges	$(2,029)	$3,819	$—	$—	$—	$—	$1,790

Fiscal 2007 Charges:
Facility closure costs	10,288	—	—	—	—	—	10,288
Workforce reductions	—	4,165	13,748	10,711	—	—	28,624
Other items	—	859	—	1,637	—	—	2,496
Change in estimate	—	(913)	—	—	—	—	(913)

Total Fiscal 2007 Charges	$10,288	$4,111	$13,748	$12,348	$—	$—	$40,495

Fiscal 2008 Charges:
Workforce reductions	—	—	—	—	1,627	—	1,627
Change in estimate	—	—	1,461	—	—	—	1,461

Total Fiscal 2008 Charges	$—	$—	$1,461	$—	$1,627	$—	$3,088

Fiscal 2009 Charges:
Workforce reductions	—	—	—	—	15,645	9,203	24,848
Facility closure costs	—	—	550	—	2,146	—	2,696
Non-cash impairment charge	—	—	—	—	764	12,929	13,693
Other items	—	—	—	—	500	—	500

Total Fiscal 2009 Charges	$—	$—	$550	$—	$19,055	$22,132	$41,737

		Reorganization	Consolidation			Closure of
		of Product	of a Wafer	Reduction of		Wafer
	Closure of Wafer	Development and	Fabrication	Overhead	Reduction of	Fabrication
	Fabrication Facility	Support	Facility in	Infrastructure	Operating	Facility in	Total Special
Accrued Restructuring	in Sunnyvale	Programs	Limerick	Costs	Costs	Cambridge	Charges
Balance at November 1, 2008	$1,747	$1,415	$11,754	$1,764	$1,501	$—	$18,181

Fiscal 2009 special charges	—	—	550	—	19,055	22,132	41,737
Severance payments	—	(168)	(9,916)	(676)	(6,882)	—	(17,642)
Facility closure costs	(392)	(17)	(550)	—	(130)	—	(1,089)
Non-cash impairment charge	—	—	—	—	(764)	(12,929)	(13,693)
Effect of foreign currency on accrual	—	(1)	324	3	3	—	329

Balance at January 31, 2009	$1,355	$1,229	$2,162	$1,091	$12,783	$9,203	$27,823

Closure of Wafer Fabrication Facility in Sunnyvale
The Company ceased production at its California wafer fabrication facility in November 2006. The Company is paying the lease obligation costs on a monthly basis over the remaining lease term, which expires in 2010. The Company completed the clean-up activity during fiscal 2007, and does not expect to incur any additional charges related to this action.
Reorganization of Product Development and Support Programs
The Company recorded special charges in fiscal years 2005, 2006 and 2007 as a result of its decision to reorganize its product development and support programs with the goal of providing greater focus on its analog and digital signal processing product programs. The Company terminated the employment of all employees associated with these programs and is paying amounts owed to employees for severance as income continuance. The Company does not expect to incur any further charges related to this reorganization action.
Consolidation of a Wafer Fabrication Facility in Limerick
During the fourth quarter of fiscal 2007, the Company recorded a special charge of $13.7 million as a result of its decision to only use eight-inch technology at its wafer fabrication facility in Limerick. Certain manufacturing processes and products produced on the Limerick facility’s six-inch production line are transitioning to the Company’s existing eight-inch production line in Limerick while others are transitioning to external foundries. The charge was for severance and fringe benefit costs recorded pursuant to SFAS 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, or SFAS 88, under the Company’s ongoing benefit plan for 150 manufacturing employees associated with this action. As of January 31, 2009, the Company still employed 14 of the 150 employees included in this action. The Company expects production to cease in the six-inch wafer fabrication facility during the second quarter of 2009, at which time the employment of the remaining affected employees will be terminated. These employees must continue to be employed by the Company until their employment is involuntarily terminated in order to receive the severance benefit. During the fourth quarter of 2008, the Company recorded an additional charge of $1.5 million related to this action, of which $1.2 million was an adjustment to the original estimate of the severance costs and $0.3 million was for clean-up and closure costs that were expensed as incurred. During the first quarter of fiscal 2009, the Company recorded an additional charge of $0.6 million for clean-up and closure costs that were expensed as incurred. The Company expects to incur additional clean-up and closure costs related to this action over the next two quarters totaling approximately $0.9 million. In accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, or SFAS 146, the Company will expense these costs as incurred.
Reduction of Overhead Infrastructure Costs
During the fourth quarter of fiscal 2007, the Company recorded a special charge as a result of its decision to either deemphasize or exit certain businesses or products and focus investments in products and end markets where it has better opportunities for profitable growth. In September 2007, the Company entered into a definitive agreement to sell its Baseband Chipset Business. As a result, the Company decided to reduce the support infrastructure in manufacturing, engineering and SMG&A to more appropriately reflect its required overhead structure. The Company terminated the employment of all employees associated with these programs and is paying amounts owed to employees for severance as income continuance. The Company does not expect to incur any further charges related to this action.
Reduction of Operating Costs
During the fourth quarter of fiscal 2008, in order to further reduce its operating cost structure, the Company recorded a special charge of $1.6 million for severance and fringe benefit costs recorded pursuant to SFAS 88 under its ongoing benefit plan or statutory requirements at foreign locations for 19 engineering and SMG&A employees. The Company terminated the employment of all employees associated with this charge and is paying amounts owed to employees for severance as income continuance.
During the first quarter of fiscal 2009, the Company recorded an additional charge of $19.1 million related to this cost reduction action. Approximately $2.1 million of this charge was for lease obligation costs for facilities that the Company ceased using during the first quarter of fiscal 2009; approximately $0.8 million was for the write-off of property, plant and equipment; and approximately $0.6 million was for contract termination costs and for clean-up and closure costs that were expensed as incurred. The remaining $15.6 million related to the severance and fringe benefit costs recorded pursuant to SFAS 88 under the Company’s ongoing benefit plan or statutory requirements at foreign locations for 221 manufacturing employees and 149 engineering and selling, marketing, general and administrative employees. As of January 31, 2009, the Company still employed 19 of the 370 employees included in this cost reduction action. These employees must continue to be employed by the Company until their employment is involuntarily terminated in order to receive the severance benefit.
Closure of a Wafer Fabrication Facility in Cambridge
During the first quarter of fiscal 2009, the Company recorded a special charge of $22.1 million as a result of its decision to consolidate its Cambridge, Massachusetts fabrication facility into its existing Wilmington, Massachusetts facility. In connection with the anticipated closure of this facility, the Company evaluated the recoverability of the facilities’ manufacturing assets and concluded that there was an impairment of approximately $12.9 million based on the revised period of intended use. The remaining $9.2 million was for severance and fringe benefit costs recorded pursuant to SFAS 88 under the Company’s ongoing benefit plan for 175 manufacturing employees and 9 selling, marketing, general and administrative employees associated with this action. As of January 31, 2009, the Company still employed all of the employees included in this action. The Company expects production to cease in the Cambridge fabrication facility during the fourth quarter of fiscal 2009, at which time the employment of the affected employees will be terminated. These employees must continue to be employed by the Company until their employment is involuntarily terminated in order to receive the severance benefit.
Note 7 — Segment Information
The Company operates and tracks its results in one reportable segment. The Company designs, develops, manufactures and markets a broad range of integrated circuits. The Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by SFAS 131, Disclosures about Segments of an Enterprise and Related Information.
Revenue Trends by End Market
The following table summarizes revenue by end market. The categorization of revenue by end market is determined using a variety of data points including the technical characteristics of the product, the “sold to” customer information, the “ship to” customer information and the end customer product or application into which the Company’s product will be incorporated. As data systems for capturing and tracking this data evolve and improve, the categorization of products by end market can vary over time. When this occurs, the Company reclassifies revenue by end market for prior periods. Such reclassifications typically do not materially change the sizing of, or the underlying trends of results within, each end market.

	Three Months Ended			Three Months Ended
	January 31, 2009			February 2, 2008
		% of			% of
	Revenue	Revenue	Y/Y%	Revenue	Revenue
Industrial	$257,046	54%	(22)%	$331,061	54%
Communications	127,388	27%	(3)%	131,012	21%
Consumer	75,940	16%	(40)%	126,952	21%
Computer	16,195	3%	(35)%	24,884	4%

Total revenue	$476,569	100%	(22)%	$613,909	100%

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

	Three Months Ended			Three Months Ended
	January 31, 2009			February 2, 2008
		% of			% of
	Revenue	Revenue	Y/Y%	Revenue	Revenue
Converters	$225,823	47%	(20%)	$281,081	46%
Amplifiers	130,172	27%	(16%)	155,719	25%
Other analog	51,005	11%	(37%)	80,843	13%

Subtotal analog signal processing	407,000	85%	(21%)	517,643	84%
Power management & reference	26,135	6%	(22%)	33,415	6%

Total analog products	$433,135	91%	(21%)	$551,058	90%

General purpose DSP	40,110	8%	(27%)	55,118	9%
Other DSP	3,324	1%	(57%)	7,733	1%

Total digital signal processing	$43,434	9%	(31%)	$62,851	10%

Total revenue	$476,569	100%	(22%)	$613,909	100%

Revenue Trends by Geographic Region
Revenue by geographic region, based upon customer location, for the three-month periods ended January 31, 2009 and February 2, 2008 was as follows:

	Three Months Ended
Region	January 31, 2009	February 2, 2008
United States	$107,247	$131,661
Rest of North and South America	19,383	21,103
Europe	127,745	156,706
Japan	72,733	124,236
China	89,712	81,295
Rest of Asia	59,749	98,908

Total revenue	$476,569	$613,909

In the first quarter of fiscal 2009 the predominant countries comprising “Rest of North and South America” are Canada and Mexico. The predominant countries comprising “Europe” are Germany, Sweden, France and Italy. The predominant countries comprising “Rest of Asia” are Taiwan and Singapore.
In the first quarter of fiscal 2008 the predominant countries comprising “Rest of North and South America” are Canada and Mexico. The predominant countries comprising “Europe” are Germany, France and the United Kingdom. The predominant countries comprising “Rest of Asia” are Taiwan and Korea.
Note 8 — Fair Value
The Company adopted Statement of Financial Accounting Standard No. 157, Fair Value Measurements (SFAS 157), at the beginning of fiscal year 2009. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for non-financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2008, which is the Company’s fiscal year 2010. The adoption of SFAS 157 did not impact the Company’s consolidated financial position or results of operations. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a three level hierarchy to prioritize the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).
The three levels of the fair value hierarchy under SFAS 157 are described below:
Level 1 — Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.
Level 2 — Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability.
Level 3 — Level 3 inputs are unobservable inputs for the asset or liability in which there is little, if any market activity for the asset or liability at the measurement date. As of January 31, 2009 the Company held no Level 3 assets or liabilities.
The table below sets forth by level the Company’s financial assets and liabilities that were accounted for at fair value as of January 31, 2009. The table does not include cash on hand and also does not include assets and liabilities that are measured at historical cost or any basis other than fair value.

		Fair Value measurement at
		Reporting Date using
	Portion of
	Carrying	Quoted Prices
	Value	in Active	Significant
	Measured at	Markets for	Other
	Fair Value	Identical	Observable
	January 31,	Assets	Inputs
	2009	(Level 1)	(Level 2)
Assets
Cash Equivalents:
Institutional money market funds	$219,573	$219,573	$—
Corporate obligations	518,659	—	518,659
Euro time deposits	15,382	—	15,382
Short-term investments:
Corporate obligations	513,418	—	513,418
Other Assets:			—
Deferred compensation investments	15,311	15,311	—
Other investments	653	653	—

Total assets measured at fair value	$1,282,996	$235,537	$1,047,459

Liabilities
Forward foreign currency exchange contracts	$13,759	—	$13,759

Total liabilities measured at fair value	$13,759	$—	$13,759

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:
     Cash equivalents and short-term investments — These investments are adjusted to fair value based on quoted market prices or are determined using a yield curve model based on current market rates.
     Deferred compensation plan investments and other investments — The fair value of these investments is based on quoted market prices.

     Forward foreign currency exchange contracts — The estimated fair value of forward foreign currency exchange contracts, which includes derivatives that are accounted for as cash flow hedges and those that are not designated as cash flow hedges, is based on the estimated amount the Company would receive to sell these agreements at the reporting date.
Note 9 — Goodwill and Intangible Assets
Goodwill
The Company annually evaluates goodwill for impairment annually as well as whenever events or changes in circumstances suggest that the carrying value of goodwill may not be recoverable. Because the Company has one reporting segment under Statement of Financial Accounting Standards (SFAS) 142, the Company utilizes the entity-wide approach for assessing goodwill for impairment and compares its market value to its net book value to determine if an impairment exists. No impairment of goodwill resulted from the Company’s most recent evaluation of goodwill for impairment, which occurred in the fourth quarter of fiscal 2008. No impairment of goodwill resulted in any of the fiscal years presented. The Company’s next annual impairment assessment will be made in the fourth quarter of fiscal 2009 unless indicators arise that would require the Company to reevaluate at an earlier date. The following table presents the changes in goodwill during the first three months of fiscal 2009:

Three Months
Ended
January 31,
2009
Balance at beginning of period	$235,175
Foreign currency translation adjustment	(1,721)

Balance at end of period	$233,454

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
Intangible assets, which will continue to be amortized, consisted of the following:

	January 31, 2009		November 1, 2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Technology-based	$37,301	$27,432	$36,516	$25,731
Tradename	1,434	1,434	1,438	1,430
Customer Relationships	4,530	3,141	4,529	3,022
Other	6,529	6,529	6,534	6,534

Total	$49,794	$38,536	$49,017	$36,717

Intangible assets are amortized on a straight-line basis over their estimated useful lives or on an accelerated method of amortization that is expected to reflect the estimated pattern of economic use. The remaining amortization expense will be recognized over a weighted-average period of approximately 1.2 years.
Amortization expense from continuing operations, related to intangibles was $2.0 million and $2.4 million for the three-month periods ended January 31, 2009 and February 2, 2008, respectively.

The Company expects amortization expense for these intangible assets to be:

Fiscal	Amortization
Year	Expense
Remainder of 2009	$4,719
2010	$4,562
2011	$1,849
2012	$128
Note 10 — Pension Plans
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
In the first quarter of fiscal 2009, the Company adopted the measurement date provision of SFAS 158, Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans — an amendment of FASB Statement No. 87, 88, 106 and 132(R) (SFAS 158). This provision requires the measurement date of the plan’s funded status to be the same as the Company’s fiscal year end. In accordance with the adoption provisions of SFAS 158, the Company changed its measurement date from September 30, 2008 to November 1, 2008, the Company’s fiscal year-end, and recorded a $0.2 million adjustment to retained earnings.
Net periodic pension cost of non-U.S. plans is presented in the following table:

	Three Months Ended
	January 31, 2009	February 2, 2008
Service cost	$1,552	$2,389
Interest cost	2,301	2,542
Expected return on plan assets	(2,583)	(3,056)
Amortization of prior service cost	1	2
Amortization of initial net asset	(10)	(10)
Amortization of net (gain) loss	(125)	51

Net periodic pension cost	$1,136	$1,918

Pension contributions of $1.8 million were made by the Company during the three months ended January 31, 2009. The Company presently anticipates contributing an additional $5.3 million to fund its defined benefit pension plans in fiscal year 2009 for a total of $7.1 million.
Note 11 — Revolving Credit Facility
As of January 31, 2009, the Company had $1,283.1 million of cash and cash equivalents and short term investments, of which $119.2 million was held in the United States. The balance of the Company’s cash and cash equivalents and short term investments was held outside the United States in various foreign subsidiaries. As the Company intends to reinvest certain of its foreign earnings indefinitely, this cash is not available to meet certain of the Company’s cash requirements in the United States, including for cash dividends and common stock repurchases. The Company entered into a five-year, $165 million unsecured revolving credit facility with certain institutional lenders in May 2008 in order to satisfy potential shortfalls of cash required in the United States. To date, the Company has not borrowed under this credit facility but the Company may borrow in the future and use the proceeds for support of commercial paper issuance, stock repurchases, dividend payments, acquisitions, capital expenditures, working capital and other lawful corporate purposes. Any advances under this credit agreement will accrue interest at rates that are equal to LIBOR plus a margin that is based on the Company’s leverage ratio. The terms of this facility also include financial covenants that require the Company to maintain a minimum interest coverage ratio and not exceed a maximum leverage ratio. The Company is currently compliant with these covenants. The terms of the facility also impose restrictions on the Company’s ability to undertake certain transactions, to create certain liens on assets and to incur certain subsidiary indebtedness.
Note 12 — Common Stock Repurchase
The Company’s common stock repurchase program has been in place since August 2004. In the aggregate, the Board of Directors has authorized the Company to repurchase $4 billion of the Company’s common stock under the program. Under the program, the Company may repurchase outstanding shares of its common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of the Company’s Board of Directors, the repurchase program will expire when the Company has repurchased all shares authorized under the program. As of January 31, 2009, the Company had repurchased a total of approximately 114.5 million shares of its common stock for approximately $3,905.2 million under this program and an additional $94.9 million remains under the current authorized program. The repurchased shares are held as authorized but unissued shares of common stock. The Company also from time to time repurchases shares in settlement of employee tax withholding obligations due upon the vesting of restricted stock or restricted stock units, or the exercise of stock options. Any future common stock repurchases will be dependent upon the amount of cash available to the Company in the United States.
Note 13 — Discontinued Operations
In November 2007, the Company entered into a purchase and sale agreement with certain subsidiaries of ON Semiconductor Corporation to sell the Company’s CPU voltage regulation and PC thermal monitoring business which consists of core voltage regulator products for the central processing unit in computing and gaming applications and temperature sensors and fan-speed controllers for managing the temperature of the central processing unit. During the first quarter of fiscal 2008, the Company completed the sale of this business for net cash proceeds of $138 million, which was net of other cash payments of approximately $1.4 million. The Company made final additional cash payments of approximately $2.2 million in the second quarter of fiscal 2008. In connection with the purchase and sale agreement, $7.5 million was placed into escrow and was excluded from the gain calculations. The Company recorded a pre-tax gain in the first quarter of fiscal 2008 of $78 million, or $43 million net of tax, which was recorded as a gain on sale of discontinued operations. During the third quarter of fiscal 2008, additional proceeds were released from escrow and an additional pre-tax gain of $6.6 million, or $3.8 million net of tax, was recorded as a gain on sale of discontinued operations. Additionally, at the time of the sale, the Company entered into a one-year manufacturing supply agreement with a subsidiary of ON Semiconductor Corporation for an additional $37 million. The Company has allocated the proceeds from this arrangement based on the fair value of the two elements of this transaction: 1) the sale of a business and 2) the obligation to manufacture product for a one-year period. As a result, $85 million was recorded as a liability related to the manufacturing supply agreement, all of which has been utilized as of January 31, 2009. The liability was included in current liabilities of discontinued operations on the Company’s consolidated balance sheet. The Company recorded the revenue associated with this manufacturing supply agreement in discontinued operations. As a result, the Company classified inventory for this arrangement as a current asset of discontinued operations. The Company may receive additional proceeds of up to $1 million, currently held in escrow, upon the resolution of certain contingent items, which would be recorded as additional gain from the sale of discontinued operations.
In September 2007, the Company entered into a definitive agreement to sell its Baseband Chipset Business to MediaTek Inc. The decision to sell the Baseband Chipset Business was due to the Company’s decision to focus its resources in areas where its signal processing expertise can provide unique capabilities and earn superior returns. On January 11, 2008, the Company completed the sale of its Baseband Chipset Business for net cash proceeds of $269 million. The cash proceeds received were net of a refundable withholding tax of $62 million and other cash payments of approximately $9 million. The Company made additional cash payments of $7.8 million during fiscal 2008, primarily related to transaction fees and retention payments to employees that transferred to MediaTek Inc. The Company expects to make additional cash payments of approximately $2.5 million in the second quarter of fiscal 2009 related to retention payments to employees that transferred to MediaTek Inc. and intellectual property license fees incurred by MediaTek Inc. The Company recorded a pre-tax gain in fiscal 2008 of $278 million, or $202 million net of tax, which is recorded as a gain on sale of discontinued operations. The Company may receive additional proceeds of up to $10 million, currently held in escrow, upon the resolution of certain contingent items, which would be recorded as additional gain from the sale of discontinued operations.
The Company received additional amounts under various transition service agreements entered into in connection with these dispositions. The transition service agreements included manufacturing, engineering support and certain human resource services and information technology systems support. At the time of the disposition the Company evaluated the nature of the transition services and concluded the services would be primarily completed within the one-year assessment period, and the

Company did not have the ability to exert significant influence over the disposed businesses’ operating and financial policies. Accordingly, the Company concluded that it did not have a significant continuing involvement with the disposed businesses and has presented the disposition of these businesses as discontinued operations pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.
The following amounts related to the CPU voltage regulation and PC thermal monitoring and Baseband Chipset businesses have been segregated from continuing operations and reported as discontinued operations. These amounts also include the revenue and costs of sales provided under the manufacturing supply agreement between the Company and a subsidiary of ON Semiconductor Corporation, which terminated during the first quarter of fiscal year 2009.

	Three Months Ended
	January 31, 2009	February 2, 2008
Total revenue	$10,332	$47,363
Cost of sales	10,847	32,983
Operating expenses	15	14,067
Gain on sale of discontinued operations	—	356,016

(Loss) income before income taxes	(530)	356,329

(Benefit from) provision for income taxes	(894)	107,458

Income from discontinued operations, net of tax	$364	$248,871

	January 31, 2009	November 1, 2008
Inventory	$—	$5,894

Total assets reclassified to current assets of discontinued operations	$—	$5,894

Refundable foreign withholding tax	$62,037	$62,037

Total assets reclassified to non-current assets of discontinued operations	$62,037	$62,037

Accounts payable	$31	$1,540
Income taxes payable	4,105	4,105
Accrued liabilities	2,540	12,809

Total liabilities reclassified to current liabilities of discontinued operations	$6,676	$18,454

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
     Fiscal Year 2004 and 2005 IRS Examination
During the fourth quarter of fiscal 2007, the IRS completed its field examination of the Company’s fiscal years 2004 and 2005. On January 2, 2008, the IRS issued its report for fiscal 2004 and 2005, which included proposed adjustments related to these two fiscal years. The Company has provided for taxes and penalties related to certain of these proposed adjustments. There are four items with a potential total tax liability of $46 million that the Company concluded, based on discussions with its tax advisors, are not likely to result in additional tax liability. Therefore, the Company has not recorded any tax liability for these items and is appealing these proposed adjustments through the normal processes for the resolution of differences between the IRS and taxpayers. Two of the unresolved matters are one-time issues and pertain to Section 965 of the Internal Revenue Code related to the beneficial tax treatment of dividends from foreign owned companies under The American Jobs Creation Act. The other matters pertain to the computation of research and development (R&D) tax credits and the profits earned from manufacturing activities carried on outside the United States. These latter two matters could impact taxes payable for fiscal 2004 and 2005 as well as for subsequent years.
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
     Fiscal Year 2008 IRS Examination
The Company stopped participating in the CAP in fiscal year 2008.
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
     Accounting for Financial Assets and Financial Liabilities
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The adoption of SFAS 159 in the first quarter of fiscal year 2009 did not impact the Company’s financial condition or results of operations.
Note 16 — Subsequent Event
On February 17, 2009, the Company’s Board of Directors declared a cash dividend of $0.20 per outstanding share of common stock. The dividend will be paid on March 25, 2009 to all shareholders of record at the close of business on March 6, 2009.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This information should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended November 1, 2008.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations, including in particular the section entitled “Outlook,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections regarding our future financial performance, particularly in light of the ongoing global credit and financial market crisis; our anticipated growth and trends in our businesses, our capital needs and capital expenditures; our market position and competitive changes in the marketplace for our products; our ability to innovate new products and technologies; the effectiveness of our efforts to refocus our operations and reduce our cost structure and the expected amounts of any cost savings related to those efforts; our ability to access credit or capital markets; our ability to pay dividends or repurchase stock; our third-party suppliers; intellectual property and litigation matters; potential acquisitions or divestitures; key personnel; the effect of new accounting pronouncements and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified in Part II, Item 1A. Risk Factors and elsewhere in our Quarterly Report on Form 10-Q. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.
During the first quarter of fiscal 2008, we sold our baseband chipset business and related support operations, or Baseband Chipset Business, to MediaTek Inc. and sold our CPU voltage regulation and PC thermal monitoring business to certain subsidiaries of ON Semiconductor Corporation. The financial results of these businesses are presented as discontinued operations in the consolidated statements of income for all periods presented. The assets and liabilities related to these businesses are reflected as assets and liabilities of discontinued operations in the consolidated balance sheets as of January 31, 2009 and November 1, 2008. Unless otherwise noted, this Management’s Discussion and Analysis relates only to financial results from continuing operations.
Results of Operations
(all tabular amounts in thousands except per share amounts and percentages)
Overview

	Three Months Ended
	January 31, 2009	February 2, 2008
Revenue	$476,569	$613,909
Gross margin %	56.4%	61.2%
Income from continuing operations, net of tax	$24,585	$121,848
Income from continuing operations, net of tax as a % of revenue	5.2%	19.8%
Diluted EPS from continuing operations	$0.08	$0.40
Diluted EPS	$0.09	$1.22
The year-to-year revenue changes by end market and product category are more fully outlined below under Revenue Trends by End Market and Revenue Trends by Product Type.

In the first quarter of fiscal 2009, our revenue decreased 22% from the first quarter of fiscal 2008 and our diluted earnings per share from continuing operations decreased by 80%. Cash flow from operations in the first quarter of fiscal 2009 was $59.9 million, or 13% of revenue, and we had $1,283.1 million of cash and short-term investments and no debt as of January 31, 2009.
The global credit crisis and deteriorating economic conditions continue to result in more cautious customer spending behavior and generally lower demand for our products. We cannot predict the severity, duration or precise impact of the economic downturn on our future financial results. Consequently, our reported results for the first quarter of fiscal 2009 may not be indicative of our future results.
Revenue Trends by End Market
The following table summarizes revenue by end market. The categorization of revenue by end market is determined using a variety of data points including the technical characteristics of the product, the “sold to” customer information, the “ship to” customer information and the end customer product or application into which our product will be incorporated. As data systems for capturing and tracking this data evolve and improve, the categorization of products by end market can vary over time. When this occurs, we reclassify revenue by end market for prior periods. Such reclassifications typically do not materially change the sizing of, or the underlying trends of results within, each end market.

	Three Months Ended			Three Months Ended
	January 31, 2009			February 2, 2008
		% of			% of
	Revenue	Revenue	Y/Y%	Revenue	Revenue
Industrial	$257,046	54%	(22)%	$331,061	54%
Communications	127,388	27%	(3)%	131,012	21%
Consumer	75,940	16%	(40)%	126,952	21%
Computer	16,195	3%	(35)%	24,884	4%

Total revenue	$476,569	100%	(22)%	$613,909	100%

Industrial — The year-to-year decrease in industrial end market revenue in the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008 was primarily the result of a broad-based decline in demand in this end market, which was most significant for products sold into the instrumentation and automotive sectors of this end market.
Communications — The year-to-year slight decrease in communications end market revenue in the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008 was primarily the result of a decrease in sales of analog products used in wireless handsets and networking applications, partially offset by an increase in sales of products used in basestations.
Consumer —The year-to-year decrease in consumer end market revenue in the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008 was primarily the result of a decrease in demand for products used in digital cameras, advanced televisions and video game applications, consistent with the global slowdown in consumer spending.
Computer — The year-to-year decrease in computer end market revenue in the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008 was primarily the result of a general slowdown in the PC market.

Revenue Trends by Product Type
The following table summarizes revenue by product categories. The categorization of our products into broad categories is based on the characteristics of the individual products, the specification of the products and in some cases the specific uses that certain products have within applications. The categorization of products into categories is therefore subject to judgment in some cases and can vary over time. In instances where products move between product categories, we reclassify the amounts in the product categories for all prior periods. Such reclassifications typically do not materially change the sizing of, or the underlying trends of results within, each product category.

	Three Months Ended			Three Months Ended
	January 31, 2009			February 2, 2008
		% of			% of
	Revenue	Revenue	Y/Y%	Revenue	Revenue
Converters	$225,823	47%	(20%)	$281,081	46%
Amplifiers	130,172	27%	(16%)	155,719	25%
Other analog	51,005	11%	(37%)	80,843	13%

Subtotal analog signal processing	407,000	85%	(21%)	517,643	84%
Power management & reference	26,135	6%	(22%)	33,415	6%

Total analog products	$433,135	91%	(21%)	$551,058	90%

General purpose DSP	40,110	8%	(27%)	55,118	9%
Other DSP	3,324	1%	(57%)	7,733	1%

Total digital signal processing	$43,434	9%	(31%)	$62,851	10%

Total revenue	$476,569	100%	(22%)	$613,909	100%

Our overall revenue decreased in the first quarter of fiscal 2009, as compared to the first quarter of fiscal 2008, was due to declining demand in several markets that we serve, particularly the consumer end market, as a result of an overall decline in the worldwide economy.
Revenue Trends by Geographic Region
Revenue by geographic region, based upon customer location, for the three-month periods ended January 31, 2009 and February 2, 2008 was as follows:

	Three Months Ended
Region	January 31, 2009	February 2, 2008
United States	$107,247	$131,661
Rest of North and South America	19,383	21,103
Europe	127,745	156,706
Japan	72,733	124,236
China	89,712	81,295
Rest of Asia	59,749	98,908

Total revenue	$476,569	$613,909

In the first quarter of fiscal 2009 the predominant countries comprising “Rest of North and South America” are Canada and Mexico. The predominant countries comprising “Europe” are Germany, Sweden, France and Italy. The predominant countries comprising “Rest of Asia” are Taiwan and Singapore.
In the first quarter of fiscal 2008 the predominant countries comprising “Rest of North and South America” are Canada and Mexico. The predominant countries comprising “Europe” are Germany, France and the United Kingdom. The predominant countries comprising “Rest of Asia” are Taiwan and Korea.
Sales declined in all geographic regions, except China, in the first quarter of fiscal 2009, as compared to the first quarter of fiscal 2008, with sales in Japan experiencing the largest decline. This decline in sales in Japan was principally attributable to an overall decline in the consumer end market as a result of the general drop in consumer spending attributable to the global financial market crisis. The increase in sales in China in the first quarter of fiscal 2009, as compared to the first quarter of fiscal 2008, reflects the increased infrastructure development activity of our customers in China.

Gross Margin

	Three Months Ended
	January 31, 2009	February 2, 2008
Gross margin	$269,002	$375,803
Gross margin %	56.4%	61.2%
Gross margin percentage was lower by 480 basis points in the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008 primarily as a result of a decrease in sales of $137.3 million and reduced operating levels in our manufacturing facilities. This decrease was partially offset by a better mix of products as revenues from higher-margin industrial and communications end markets declined less than our revenues from the consumer and computer end markets.
Stock-Based Compensation Expense
As of January 31, 2009, the total compensation cost related to unvested awards not yet recognized in our statement of income was approximately $142.1 million (before tax consideration), which we will recognize over a weighted average period of 1.9 years. See Note 3 in the Notes to our Condensed Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q for further information regarding our adoption of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS 123R).
Research and Development

	Three Months Ended
	January 31, 2009	February 2,	2008
R&D expenses	$119,828	$129,539
R&D expenses as a % of revenue	25.1%	21.1%
Research and development, or R&D, expenses decreased $9.7 million, or 7%, in the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008. This decrease was primarily the result of a decrease in bonus expense paid to employees, which is a variable expense linked to our overall profitability, and to a lesser extent as a result of our actions to reduce certain discretionary expenses.
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
Selling, Marketing, General and Administrative

	Three Months Ended
	January 31, 2009	February 2, 2008
SMG&A expenses	$87,846	$100,351
SMG&A expenses as a % of revenue	18.4%	16.3%
Selling, marketing, general and administrative, or SMG&A, expenses decreased $12.5 million, or 12%, in the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008. This decrease was primarily the result of lower bonus expenses, which are variable expenses linked to our overall profitability, commission expenses, which are variable expenses linked to our sales, and to a lesser extent as a result of our actions to reduce certain discretionary expenses.

Special Charges
The following is a summary of the restructuring actions we have taken over the last several years.
Closure of Wafer Fabrication Facility in Sunnyvale
We ceased production at our California wafer fabrication facility in November 2006. We are paying the lease obligation costs on a monthly basis over the remaining lease term, which expires in 2010. We completed the clean-up activity during the second quarter of fiscal 2007, and we do not expect to incur any additional charges related to this action.
Reorganization of Product Development and Support Programs
We recorded special charges in fiscal years 2005, 2006 and 2007 as a result of our decision to reorganize our product development and support programs with the goal of providing greater focus on our analog and digital signal processing product programs. We terminated the employment of all employees associated with these programs and are paying amounts owed to employees for severance as income continuance. We do not expect to incur any further charges related to this reorganization action.
Consolidation of a Wafer Fabrication Facility in Limerick
During the fourth quarter of fiscal 2007, we recorded a special charge of $13.7 million as a result of our decision to only use eight-inch technology at our wafer fabrication facility in Limerick. Certain manufacturing processes and products produced on the Limerick facility’s six-inch production line are transitioning to our existing eight-inch production line in Limerick while others are transitioning to external foundries. The charge was for severance and fringe benefit costs recorded pursuant to SFAS 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, or SFAS 88, under our ongoing benefit plan for 150 manufacturing employees associated with this action. As of January 31, 2009, we still employed 14 of the 150 employees included in this action. We expect production to cease in the six-inch wafer fabrication facility during the second quarter of 2009, at which time we will terminate the employment of the remaining affected employees. These employees must continue to be employed by us until their employment is involuntarily terminated in order to receive the severance benefit. During the fourth quarter of 2008, we recorded an additional charge of $1.5 million related to this action, of which $1.2 million was an adjustment to our original estimate of the severance costs and $0.3 million was for clean-up and closure costs that were expensed as incurred. During the first quarter of fiscal 2009, we recorded an additional charge of $0.6 million for clean-up and closure costs that we expensed as incurred. We expect to incur additional clean-up and closure costs related to this action over the next two quarters totaling approximately $0.9 million. In accordance with SFAS 146 Accounting for Costs Associated with Exit or Disposal Activities, or SFAS 146, we will expense these costs as incurred. We estimate that the closure of this facility will result in annual cost savings of approximately $25 million per year, which we expect to realize starting in the first quarter of fiscal 2010. We expect these annual savings will be in cost of sales, of which approximately $1 million relates to non-cash depreciation savings.
Reduction of Overhead Infrastructure Costs
During the fourth quarter of fiscal 2007, we recorded a special charge as a result of our decision to either deemphasize or exit certain businesses or products and focus investments in products and end markets where we have better opportunities for profitable growth. In September 2007, we entered into a definitive agreement to sell our Baseband Chipset Business. As a result, we decided to reduce the support infrastructure in manufacturing, engineering and SMG&A to more appropriately reflect our required overhead structure. We terminated the employment of all employees associated with these programs and we are paying amounts owed to employees for severance as income continuance. We do not expect to incur any further charges related to this action. These cost reduction actions, which were substantially completed in the second quarter of fiscal 2008, resulted in savings of approximately $15 million per year. We realized these savings as follows: approximately $7 million in R&D expenses, approximately $6 million in SMG&A expenses and approximately $2 million in cost of sales.
Reduction of Operating Costs
During the fourth quarter of fiscal 2008, in order to further reduce our operating cost structure we recorded a special charge of $1.6 million for severance and fringe benefit costs recorded pursuant to SFAS 88 under our ongoing benefit plan or statutory requirements at foreign locations for 19 engineering and SMG&A employees. We have terminated the employment of all of the employees included in this charge and we are paying amounts owed to employees for severance as income continuance.

During the first quarter of fiscal 2009, we recorded an additional charge of $19.1 million related to this cost reduction action. Approximately $2.1 million of this charge was for lease obligation costs for facilities that we ceased using during the first quarter of fiscal 2009; approximately $0.8 million was for the write-off of property, plant and equipment; and approximately $0.6 million was for contract termination, clean-up and closure costs that we expensed as incurred. The remaining $15.6 million of this charge related to the severance and fringe benefit costs recorded pursuant to SFAS 88 under our ongoing benefit plan or statutory requirements at foreign locations for 221 manufacturing employees and 149 engineering and selling, marketing, general and administrative employees. As of January 31, 2009, we still employed 19 of the 370 employees included in this cost reduction action. These employees must continue to be employed by us until their employment is involuntarily terminated in order to receive the severance benefit.
We believe this cost reduction action, which was substantially completed during the first quarter of fiscal 2009, will result in annual savings of approximately $21.2 million once fully implemented. These savings will be realized as follows: approximately $18.8 million in SMG&A expenses and approximately $2.4 million in cost of sales. A portion of these savings is reflected in our results for the first quarter of fiscal 2009 and the savings will be fully reflected in our results during the second quarter of fiscal 2009.
Closure of a Wafer Fabrication Facility in Cambridge
During the first quarter of fiscal 2009, we recorded a special charge of $22.1 million as a result of our decision to consolidate our Cambridge, Massachusetts fabrication facility into our existing Wilmington, Massachusetts facility. In connection with the anticipated closure of this facility, we evaluated the recoverability of the facilities’ manufacturing assets and concluded that there was an impairment of approximately $12.9 million based on the revised period of intended use. The remaining $9.2 million was for severance and fringe benefit costs recorded pursuant to SFAS 88 under our ongoing benefit plan for 175 manufacturing employees and 9 selling, marketing, general and administrative employees associated with this action. As of January 31, 2009, we still employed all of the employees included in this action. We expect production to cease in the Cambridge fabrication facility during the fourth quarter of fiscal 2009, at which time the employment of the affected employees will be terminated. These employees must continue to be employed by us until their employment is involuntarily terminated in order to receive the severance benefit. We estimate that the closure of this facility will result in annual cost savings of approximately $41 million per year, expected to be realized starting in the third quarter of fiscal 2010. We expect these savings to be realized as follows: approximately $40.2 million in cost of sales, of which approximately $4.0 million relates to non-cash depreciation savings, and approximately $0.8 million in SMG&A expenses.
Operating Income from Continuing Operations

	Three Months Ended
	January 31, 2009	February 2, 2008
Operating income from continuing operations	$19,591	$145,913
Operating income from continuing operations as a % of revenue	4.1%	23.8%
The $126.3 million decrease in operating income from continuing operations in the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008 was primarily the result of a decrease in revenue of $137.3 million, a 480 basis point decrease in gross margin percentage, and a special charge of $41.7 million in the first quarter of fiscal 2009. This decrease in operating income from continuing operations was partially offset by a decrease in R&D and SMG&A expenses as more fully described above under the headings Research and Development and Selling, Marketing, General and Administrative.
Nonoperating (Income) Expense

	Three Months Ended
	January 31, 2009	February 2, 2008
Interest income	$(7,796)	$(12,526)
Other (income), expense net	(571)	173

Total nonoperating income	$(8,367)	$(12,353)

Nonoperating income was lower by $4.0 million in the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008 primarily due to lower interest income earned on investments as a result of lower interest rates in the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008.
Provision for Income Taxes

	Three Months Ended
	January 31, 2009	February 2, 2008
Provision for income taxes	$3,373	$36,418
Effective income tax rate	12.1%	23.0%
Our effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where our income is earned. Our effective tax rate for the first quarter of fiscal 2009 was lower compared to our effective tax rate for the first quarter of fiscal 2008 primarily as a result of our recording a special charge of $41.7 million in the first quarter of fiscal 2009, a portion of which provided a tax benefit at the higher U.S. tax rate.
Income from Continuing Operations, net of tax

	Three Months Ended
	January 31, 2009	February 2, 2008
Income from continuing operations, net of tax	$24,585	$121,848
Income from continuing operations, net of tax as a % of revenue	5.2%	19.8%
Diluted EPS from continuing operations	$0.08	$0.40
Income from continuing operations, net of tax, in the first quarter of fiscal 2009 was lower than in the first quarter of fiscal 2008 by approximately $97.3 million primarily as a result of the $126.3 million decrease in operating income that was partially offset by a lower provision for income taxes in the first quarter of fiscal 2009.
Discontinued Operations

	Three Months Ended
	January 31, 2009	February 2, 2008
Income from discontinued operations, net of tax	$364	$1,888
Gain on sale of discontinued operations, net of tax	—	246,983

Total income from discontinued operations, net of tax	$364	$248,871

Diluted EPS from discontinued operations	$0.00	$0.82

We sold our Baseband Chipset Business to MediaTek Inc. and our CPU voltage regulation and PC thermal monitoring business to certain subsidiaries of ON Semiconductor Corporation during the first quarter of fiscal 2008. Accordingly, we have presented the results of the operations of these businesses as discontinued operations within our consolidated financial statements in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.
Outlook
The following statements are based on current expectations. These statements are forward-looking, and actual results may differ materially. Unless specifically mentioned, these statements do not give effect to the potential impact of any mergers, acquisitions, divestitures, or business combinations that may be announced or closed after the date of filing this report. These statements supersede all prior statements regarding our business outlook made by us.
During the first quarter of fiscal 2009, orders through December remained weak, but began to stabilize in January and early February. At this point in the cycle, given our short lead times and the continuing economic uncertainty, a significant portion of our new orders are for delivery in the current quarter. Therefore, we continue to have limited visibility for the next few months. As a result, we estimate that revenue for the second quarter of fiscal 2009 will decline by 5% to 15% compared to the first quarter of fiscal 2009. We anticipate recording a restructuring charge in the second quarter which has not been precisely determined at this time. As a result of the impact of restructuring actions and further spending reductions, we expect operating expenses in the second quarter of fiscal 2009 to decrease by 3% to 4% compared to the first quarter of fiscal 2009.
Assuming this level of cost reduction, we anticipate that at the mid-point of our second quarter of fiscal 2009 revenue guidance, our gross margin will be approximately 53% to 54%, as we reduce manufacturing output and factory utilization below first quarter levels in line with our inventory management plans; and diluted EPS from continuing operations will be approximately $0.08 to $0.09, excluding restructuring charges.

Liquidity and Capital Resources

	Three Months Ended
	January 31, 2009	February 2, 2008
Net cash provided by operations	$59,910	$177,420
Net cash provided by operations as a % of revenue	12.6%	28.9%
At January 31, 2009, cash, cash equivalents and short-term investments totaled $1,283.1 million, a decrease of $26.6 million from the fourth quarter of fiscal 2008. The primary source of funds for the first three months of fiscal 2009 was net cash generated from operating activities of $59.9 million. The principal uses of funds for the first three months of fiscal 2009 were dividend payments of $58.2 million and capital expenditures of $22.2 million.

	January 31, 2009	November 1, 2008
Accounts receivable	$235,352	$315,290
Days sales outstanding	45	44

Inventory	$320,967	$314,629
Days cost of sales in inventory	141	112
Accounts receivable at January 31, 2009 decreased $79.9 million, or 25%, from the end of the fourth quarter of fiscal 2008. The decrease in receivables was primarily the result of lower revenue in the first quarter of fiscal 2009 as compared to the fourth quarter of fiscal 2008.
Inventory at January 31, 2009 increased by $6.3 million, or 2%, from the end of the fourth quarter of fiscal 2008. The increase in inventory is primarily a result of the sharp sequential decline in sales. Reductions in external manufacturing spending and additional factory shutdowns during the first quarter of fiscal 2009 helped to limit the increase in inventory.
Net additions to property, plant and equipment were $22.2 million in the first three months of fiscal 2009 and were funded with a combination of cash on hand and cash generated from operations. We expect capital expenditures to be approximately $59 million in fiscal 2009.
On February 17, 2009, our Board of Directors declared a cash dividend of $0.20 per outstanding share of our common stock. The dividend is payable on March 25, 2009 to shareholders of record on March 6, 2009 and is expected to be approximately $58 million in the aggregate. We expect quarterly dividends to continue at $0.20 per share, although they remain subject to declaration or change by our Board of Directors. The payment of future dividends, if any, will be based on several factors including our financial performance, outlook and liquidity.
At January 31, 2009, our principal source of liquidity was $1,283.1 million of cash and cash equivalents and short-term investments. As of January 31, 2009, approximately $119.2 million of our cash and cash equivalents and short-term investments were held in the United States. The balance of our cash and cash equivalents and short-term investments was held outside the United States in various foreign subsidiaries. As we intend to reinvest certain of our foreign earnings indefinitely, this cash held outside the United States is not available to meet certain of our cash requirements in the United States, including for cash dividends and common stock repurchases. As a result, we entered into a five-year $165 million unsecured revolving credit facility in May 2008 in order to satisfy potential shortfalls of cash required in the United Sates. To date, we have not borrowed under this credit facility but we may borrow in the future and use the proceeds for support of commercial paper issuance, stock repurchases, dividend payments, acquisitions, capital expenditures, working capital and other lawful corporate purposes.

The volatility in the credit markets has generally diminished liquidity and capital availability in worldwide markets. We are unable to predict the likely duration and severity of the current disruptions in the credit and financial markets and adverse global economic conditions. However, we believe that our existing sources of liquidity and cash expected to be generated from future operations, together with existing and anticipated available long-term financing, will be sufficient to fund operations, capital expenditures, research and development efforts, dividend payments (if any) and purchases of stock (if any) under our stock repurchase program in the immediate future and for at least the next twelve months.
Contractual Obligations
During the first three months of fiscal 2009, we distributed approximately $18 million from our Deferred Compensation Plan as a result of elections made by plan participants under the provisions of our Deferred Compensation Plan. In addition, participants have elected to withdraw an additional $9 million from our Deferred Compensation Plan which will be distributed within the next twelve months. These amounts represented compensation and/or stock option gains previously deferred by those participants pursuant to the terms of our Deferred Compensation Plan. Approximately $26 million of the amounts that have been or will be distributed during fiscal 2009 was previously reflected in the “More than 5 Years” column of the contractual obligations table contained in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended November 1, 2008 because at that time we could not reasonably estimate the timing of such withdrawals. There have not been any other material changes to the amounts presented in the table summarizing our contractual obligations included in our Annual Report on Form 10-K for the year ended November 1, 2008.
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
Accounting for Financial Assets and Financial Liabilities
In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The adoption of SFAS 159 in the first quarter of fiscal 2009 did not impact our financial condition or results of operations.
Fair Value Measurements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard also provides for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value. This standard does not expand the use of fair value in any new circumstances. The adoption of SFAS 157 in the first quarter of fiscal 2009 expanded our disclosures pertaining to the measurement of assets and liabilities.
Critical Accounting Policies and Estimates
There were no material changes to the information provided under the heading “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended November 1, 2008.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the information provided under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” set forth in our Annual Report on Form 10-K for the year ended November 1, 2008.
ITEM 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Analog’s disclosure controls and procedures as of January 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of January 31, 2009, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in Internal Control over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended January 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1A. Risk Factors
Set forth below and elsewhere in this report and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. The description below includes any material changes to and supersedes the description of the risk factors affecting our business previously discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended November 1, 2008.
The current crisis in global credit and financial markets could further materially and adversely affect our business and results of operations.
As widely reported, global credit and financial markets have been experiencing extreme disruptions in recent months, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. Our business has been significantly affected by these conditions, and there is no certainty that credit and financial markets and confidence in economic conditions will not deteriorate further. These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. Accelerating layoffs, falling housing markets and the tightening of credit by financial institutions may lead consumers and businesses to continue to postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. In addition, the inability of customers to obtain credit could impair their ability to make timely payments to us. Customer insolvencies in key industries, such as the automotive industry, could also negatively impact our revenues and our ability to collect receivables. In addition, financial difficulties experienced by our suppliers or distributors could result in product delays, increased accounts receivable defaults and inventory challenges. We are unable to predict the likely duration and severity of the current disruptions in the credit and financial markets and adverse global economic conditions, and if the current uncertain economic conditions continue or further deteriorate, we may record additional charges relating to restructuring costs or the impairment of assets and our business and results of operations could be materially and adversely affected.
Our future revenue, gross margins, operating results and net income are difficult to predict and may materially fluctuate.
Our future revenue, gross margins, operating results and net income are difficult to predict and may be materially affected by a number of factors, including:
•	the effects of adverse economic conditions in the United States and international markets, including the current crisis in global credit and financial markets;

•	changes in customer demand for our products and for end products that incorporate our products;

•	the effectiveness of our efforts to refocus our operations, including our ability to reduce our cost structure in both the short term and over a longer duration;

•	the timing of new product announcements or introductions by us, our customers or our competitors;

•	competitive pricing pressures;

•	fluctuations in manufacturing yields, adequate availability of wafers and other raw materials, and manufacturing, assembly and test capacity;

•	any significant decline in our backlog;

•	the timing, delay or cancellation of significant customer orders and our ability to manage inventory;

•	our ability to hire, retain and motivate adequate numbers of engineers and other qualified employees to meet the demands of our customers;

•	changes in geographic, product or customer mix;

•	our ability to utilize our manufacturing facilities at efficient levels;

•	potential significant litigation-related costs;

•	the difficulties inherent in forecasting future operating expense levels, including with respect to costs associated with labor, utilities, transportation and raw materials;

•	the costs related to compliance with increasing worldwide environmental regulations;

•	changes in our effective tax rates in the United States, Ireland or worldwide; and

•	the effects of public health emergencies, natural disasters, security risks, terrorist activities, international conflicts and other events beyond our control.
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
We typically do not have long-term sales contracts with our customers. In certain markets where end-user demand may be particularly volatile and difficult to predict, some customers place orders that require us to manufacture product and have it available for shipment, even though the customer is unwilling to make a binding commitment to purchase all, or even any, of the product. In other instances, we manufacture product based on forecasts of customer demands. As a result, we may incur inventory and manufacturing costs in advance of anticipated sales and are subject to the risk of cancellations of orders, leading to a sharp reduction of sales and backlog. Further, orders or forecasts may be for products that meet the customer’s unique requirements so that those cancelled or unrealized orders would, in addition, result in an inventory of unsaleable products, causing potential inventory write-offs. As a result of lengthy manufacturing cycles for certain of the products that are subject to these uncertainties, the amount of unsaleable product could be substantial. Incorrect forecasts, or reductions, cancellations or delays in orders for our products could adversely affect our operating results.
Our future success depends upon our ability to continue to innovate, improve our products, develop and market new products, and identify and enter new markets.
Our success significantly depends on our continued ability to improve our products and develop and market innovative new products. Product development, innovation and enhancement is often a complex, time-consuming and costly process involving significant investment in research and development, with no assurance of return on investment. There can be no assurance that we will be able to develop and introduce new and improved products in a timely or efficient manner or that new and improved products, if developed, will achieve market acceptance. Our products generally must conform to various evolving and sometimes competing industry standards, which may adversely affect our ability to compete in certain markets or require us to incur significant costs. In addition, our customers generally impose very high quality and reliability standards on our products, which often change and may be difficult or costly to satisfy. Any inability to satisfy customer quality standards or comply with industry standards and technical requirements may adversely affect demand for our products and our results of operations. In addition, our growth is dependent on our continued ability to identify and penetrate new markets where we have limited experience and competition is intense. Also, some of our customers in these markets are less established, which could subject us to increased credit risk. There can be no assurance that the markets we serve will grow in the future, that our existing and new products will meet the requirements of these markets, that our products will achieve customer acceptance in these markets, that competitors will not force price reductions or take market share from us, or that we can achieve or maintain adequate gross margins or profits in these markets. Furthermore, a decline in demand in one or several of our end-user markets could have a material adverse effect on the demand for our products and our results of operations.
We may not be able to compete successfully in markets within the semiconductor industry in the future.

We face intense technological and pricing competition in the semiconductor industry, and we expect this competition to increase in the future. Many other companies offer products that compete with our products. Some have greater financial, manufacturing, technical and marketing resources than we have. Some of our competitors may have better established supply or development relationships with our current and potential customers or suppliers. Our competitors also include emerging companies selling specialized products in markets we serve. Competition is generally based on design and quality of products, product performance, features and functionality, and product pricing, availability and capacity, with the relative importance of these factors varying among products, markets and customers. Existing or new competitors may develop products or technologies that more effectively address the demands of our customers and markets with enhanced performance, features and functionality, lower power requirements, greater levels of integration or lower cost. Increased competition in certain markets has resulted in and may continue to result in declining average selling prices, reduced gross margins and loss of market share in those markets. There can be no assurance that we will be able to compete successfully in the future against existing or new competitors, or that our operating results will not be adversely affected by increased competition.
We rely on third-party subcontractors and manufacturers for some industry-standard wafers and assembly and test services, and generally cannot control their availability or conditions of supply.
We rely, and plan to continue to rely, on assembly and test subcontractors and on third-party wafer fabricators to supply most of our wafers that can be manufactured using industry-standard submicron processes. This reliance involves several risks, including reduced control over availability, capacity utilization, delivery schedules, manufacturing yields, quality assurance and costs. Additionally, we utilize a limited number of third-party wafer fabricators, primarily Taiwan Semiconductor Manufacturing Company, or TSMC. These suppliers manufacture components in accordance with our proprietary designs and specifications. In addition, these suppliers often provide manufacturing services to our competitors and therefore periods of increased industry demand may result in capacity constraints. If these suppliers are unable or unwilling to manufacture and deliver sufficient quantities of components to us on the time schedule and of the quality that we require, we may be forced to seek to engage additional or replacement suppliers, which could result in additional expenses and delays in product development or shipment of product to our customers. Approximately 41% of our fiscal first quarter 2009 revenue and approximately 44% of our fiscal year 2008 revenue was from products fabricated at third-party wafer-fabrication facilities, primarily TSMC.
The markets for semiconductor products are cyclical, and increased production may lead to overcapacity and lower prices, and conversely, we may not be able to satisfy unexpected demand for our products.
The cyclical nature of the semiconductor industry has resulted in periods when demand for our products has increased or decreased rapidly. If we expand our operations and workforce too rapidly or procure excessive resources in anticipation of increased demand for our products, and that demand does not materialize at the pace at which we expect or declines, or if we overbuild in a down market, our operating results may be adversely affected as a result of increased operating expenses, reduced margins, underutilization of capacity or asset impairment charges. These capacity expansions by us and other semiconductor manufacturers could also lead to overcapacity in our target markets which could lead to price erosion that would adversely impact our operating results. Conversely, during periods of rapid increases in demand, our available capacity may not be sufficient to satisfy the demand. In addition, we may not be able to expand our workforce and operations in a sufficiently timely manner, procure adequate resources, or locate suitable third-party suppliers, to respond effectively to changes in demand for our existing products or to the demand for new products requested by our customers, and our current or future business could be materially and adversely affected.
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
There can be no assurance that the claims allowed in our issued patents will be sufficiently broad to protect our technology. In addition, any of our existing or future patents may be challenged, invalidated or circumvented. As such, any rights granted under these patents may not provide us with meaningful protection. We may not have foreign patents or pending applications corresponding to our U.S. patents and applications. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. If our patents do not adequately protect our technology, our competitors may be able to offer products similar to ours. Our competitors may also be able to develop similar technology independently or design around our patents. Other companies or individuals have obtained patents covering a variety of semiconductor designs and processes, and we might be required to obtain licenses under some of these patents or be precluded from making and selling infringing products, if those patents are found to be valid. There can be no assurance that we would be able to obtain licenses, if required, upon commercially reasonable terms, or at all.
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
The semiconductor industry is characterized by frequent claims and litigation involving patent and other intellectual property rights, including claims arising under our contractual obligations to indemnify our customers. From time to time, we receive claims from third parties asserting that our products or processes infringe their patents or other intellectual property rights. In the event a third party makes a valid intellectual property claim against us and a license is not available to us on commercially reasonable terms, or at all, we could be forced either to redesign or to stop production of products incorporating that intellectual property, and our operating results could be materially and adversely affected. Litigation may be necessary to enforce our patents or other of our intellectual property rights or to defend us against claims of infringement, and this litigation could be costly and divert the attention of our key personnel. We could be subject to warranty or product liability claims that could lead to significant costs and expenses as we defend those claims or pay damage awards. There can be no assurance that we are adequately insured to protect against all claims and potential liabilities. We may incur costs and expenses relating to a recall of our customers’ products due to an alleged failure of components we supply. An adverse outcome in litigation could have a material adverse effect on our financial position or on our operating results or cash flows in the period in which the litigation is resolved.
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
We have significant operations and manufacturing facilities outside the United States, including in Ireland and the Philippines. During the first three months of fiscal 2009, approximately 77% of our revenue was derived from customers in international markets. Although we engage in hedging transactions to reduce our exposure to currency exchange rate fluctuations, there can be no assurance that our competitive position will not be adversely affected by changes in the exchange rate of the United States dollar against other currencies. Potential interest rate increases, as well as high energy costs, could have an adverse impact on industrial and consumer spending patterns and could adversely impact demand for our products. While a majority of our cash is generated outside the United States, we require a substantial amount of cash in the United Sates for operating requirements, stock repurchases, cash dividends and acquisitions. If we are unable to address our U.S. cash requirements through operations, by efficient and timely repatriations of overseas cash, through borrowings under our current credit facility or from other sources of cash obtained at an acceptable cost, our business strategies and operating results could be adversely affected.
In addition to being exposed to the ongoing economic cycles in the semiconductor industry, we are also subject to the economic, political and legal risks inherent in international operations, including the risks associated with the current crisis in global credit and financial markets, ongoing uncertainties and political and economic instability in many countries around the world, as well as economic disruption from acts of terrorism and the response to them by the United States and its allies. Other business risks associated with international operations include increased managerial complexities, air transportation disruptions, expropriation, currency controls, currency exchange rate movement, additional costs related to foreign taxes, tariffs and freight rate increases, exposure to different business practices and legal standards, particularly with respect to price protection, intellectual property and environmental compliance, trade and travel restrictions, pandemics, import and export license requirements and restrictions, difficulties in staffing and managing worldwide operations, and accounts receivable collections.
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
Our industry is subject to increasingly strict environmental regulations that control and restrict the use, transportation, emission, discharge, storage and disposal of certain chemicals, gases and other substances used or produced in the semiconductor manufacturing process. Public attention on environmental controls has continued to increase, and our customers routinely include stringent environmental standards in their contracts with us. Changes in environmental regulations may require us to invest in potentially costly remediation equipment or alter the way our products are made. In addition, we use hazardous and other regulated materials that subject us to risks of strict liability for damages caused by accidental releases, regardless of fault. Any failure to control such materials adequately or to comply with regulatory restrictions or contractual obligations could increase our expenses and adversely affect our operating results.
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
The market price of our common stock has been volatile in the past and may be volatile in the future, as it may be significantly affected by the following factors:
•	the current crisis in global credit and financial markets;

•	actual or anticipated fluctuations in our revenue and operating results;

•	changes in financial estimates by securities analysts or our failure to perform in line with those estimates or our published guidance;

•	changes in market valuations of other semiconductor companies;

•	announcements by us or our competitors of significant new products, technical innovations, acquisitions or dispositions, litigation or capital commitments;

•	departures of key personnel;

•	actual or perceived noncompliance with corporate responsibility or ethics standards by us or any of our employees, officers or directors; and

•	negative media publicity targeting us or our competitors.
     The stock market has historically experienced volatility, especially within the semiconductor industry, that often has been unrelated to the performance of particular companies. These market fluctuations may cause our stock price to fall regardless of our operating results.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

				Approximate Dollar
			Total Number of	Value of Shares that
			Shares Purchased	May Yet Be
	Total Number of		as Part of Publicly	Purchased Under
	Shares Purchased	Average Price	Announced Plans	the Plans or
Period	(a)	Paid Per Share (b)	or Programs (c)	Programs
November 2, 2008 through November 29, 2008	23,626	$20.96	23,171	$94,889,921
November 30, 2008 through December 27, 2008	635	$18.87	—	$94,889,921
December 28, 2008 through January 31, 2009	435	$19.69	126	$94,887,484
Total	24,696	$20.88	23,297	$94,887,484

(a)	Includes 1,399 shares paid to us by employees to satisfy employee tax obligations upon vesting of restricted stock granted to our employees under our equity compensation plans.

(b)	The average price paid per share of stock repurchased under the stock repurchase program includes the commissions paid to the brokers.

(c)	Repurchased pursuant to the stock repurchase program publicly announced on August 12, 2004. On June 6, 2007, our Board of Directors authorized the repurchase by us of an additional $1 billion of our common stock, increasing the total amount of our common stock we are authorized to repurchase under the program to $4 billion. Under the repurchase program, we may repurchase outstanding shares of our common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.

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

ANALOG DEVICES, INC.
Date: February 18, 2009	By:	/s/ Jerald G. Fishman
Jerald G. Fishman
President and Chief Executive Officer (Principal Executive Officer)

Date: February 18, 2009	By:	/s/ David A. Zinsner
David A. Zinsner
Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit
No.	Description

3.1	Restated Articles of Organization of Analog Devices, Inc., as amended, incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2008 (File No. 1-7819).

3.2	Amended and Restated By-Laws of Analog Devices, Inc., incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008 (File No. 1-7819).

10.1	Offer Letter for David A. Zinsner, dated November 18, 2008.

10.2	Analog Devices, Inc. Amended and Restated Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2008 (File No. 1-7819).

10.3	Form of Amendment to Employee Retention Agreement, incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2008 (File No. 1-7819).

31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

32.1	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).

32.2	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer).