Form 10-Q
period 2009-05-02
ANALOG DEVICES INC
filed 2009-05-19
CIK 6281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 2, 2009
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on it corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) YES ☐ NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☑
     As of May 2, 2009 there were 291,249,011 shares of Common Stock, $0.16 2/3 par value per share, outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(thousands, except per share amounts)

	Three Months Ended
	May 2, 2009	May 3, 2008
Revenue	$474,748	$649,340
Cost of sales (1)	213,196	253,319

Gross margin	261,552	396,021
Operating expenses:
Research and development (1)	109,448	134,653
Selling, marketing, general and administrative (1)	82,276	104,183
Special charges	11,919	—

	203,643	238,836

Operating income	57,909	157,185
Nonoperating (income) expense:
Interest income	(3,527)	(10,669)
Other, net	(797)	114

	(4,324)	(10,555)

Income from continuing operations before income taxes	62,233	167,740

Provision for income taxes	10,479	37,848

Income from continuing operations, net of tax	51,754	129,892

Discontinued operations, net of tax:
Income from discontinued operations	—	3,194

Net income	$51,754	$133,086

Shares used to compute earnings per share — basic	291,227	290,389

Shares used to compute earnings per share — diluted	292,446	295,360

Basic earnings per share from continuing operations	$0.18	$0.45

Basic earnings per share	$0.18	$0.46

Diluted earnings per share from continuing operations	$0.18	$0.44

Diluted earnings per share	$0.18	$0.45

Dividends declared and paid per share	$0.20	$0.18

(1) Includes stock-based compensation expense as follows:
Cost of sales	$1,812	$1,906
Research and development	$6,051	$6,108
Selling, marketing, general and administrative	$4,703	$4,713
See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(thousands, except per share amounts)

	Six Months Ended
	May 2, 2009	May 3, 2008
Product revenue	$951,317	$1,263,249
Cost of sales (1)	420,763	491,425

Gross margin	530,554	771,824
Operating expenses:
Research and development (1)	229,276	264,192
Selling, marketing, general and administrative (1)	170,122	204,534
Special charges	53,656	—

	453,054	468,726

Operating income	77,500	303,098
Nonoperating (income) expense:
Interest income	(11,323)	(23,195)
Other, net	(1,368)	287

	(12,691)	(22,908)

Income from continuing operations before income taxes and minority interest	90,191	326,006

Provision for income taxes	13,852	74,266

Income from continuing operations, net of tax	76,339	251,740

Discontinued operations:
Income from discontinued operations, net of tax	364	5,082
Gain on sale of discontinued operations, net of tax	—	246,983

Income from discontinued operations, net of tax	364	252,065

Net income	$76,703	$503,805

Shares used to compute earnings per share — basic	291,207	294,765

Shares used to compute earnings per share — diluted	291,847	299,810

Basic earnings per share from continuing operations	$0.26	$0.85

Basic earnings per share	$0.26	$1.71

Diluted earnings per share from continuing operations	$0.26	$0.84

Diluted earnings per share	$0.26	$1.68

Dividends declared and paid per share	$0.40	$0.36

(1) Includes stock-based compensation expense as follows:
Cost of sales	$3,392	$3,859
Research and development	$11,372	$11,632
Selling, marketing, general and administrative	$9,213	$10,128
See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands)

	May 2, 2009	November 1, 2008

Assets
Cash and cash equivalents	$676,879	$593,599
Short-term investments	608,599	716,087
Accounts receivable, net	228,520	315,290
Inventory (1):
Raw materials	16,558	15,350
Work in process	208,936	200,436
Finished goods	79,340	98,843

	304,834	314,629
Deferred tax assets	82,925	102,676
Deferred compensation plan investments	1,120	942
Prepaid expenses and other current assets	39,336	40,460
Current assets of discontinued operations	—	5,894

Total current assets	1,942,213	2,089,577

Property, plant and equipment, at cost:
Land and buildings	384,573	378,187
Machinery and equipment	1,514,864	1,512,984
Office equipment	62,707	63,071
Leasehold improvements	66,069	65,247

	2,028,213	2,019,489
Less accumulated depreciation and amortization	1,512,276	1,452,050

Net property, plant and equipment	515,937	567,439

Deferred compensation plan investments	7,549	31,099
Other investments	1,149	955
Goodwill	241,708	235,175
Intangible assets, net	10,095	12,300
Deferred tax assets	68,142	65,949
Other assets	26,509	26,461
Non-current assets of discontinued operations	62,037	62,037

Total other assets	417,189	433,976

	$2,875,339	$3,090,992

(1)	Includes $2,261 and $2,632 related to stock-based compensation at May 2, 2009 and November 1, 2008, respectively.
See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands, except share amounts)

	May 2, 2009	November 1, 2008

Liabilities and Shareholders’ Equity
Accounts payable	$85,565	$130,451
Deferred income on shipments to distributors, net	124,792	175,358
Income taxes payable	10,934	52,546
Deferred compensation plan liability	1,120	942
Accrued liabilities	137,332	191,307
Current liabilities of discontinued operations	5,305	18,454

Total current liabilities	365,048	569,058

Deferred income taxes	21,444	14,310
Deferred compensation plan liability	7,548	31,800
Other non-current liabilities	61,048	55,561

Total non-current liabilities	90,040	101,671

Commitments and contingencies

Shareholders’ Equity

Preferred stock, $1.00 par value, 471,934 shares authorized, none outstanding	—	—
Common stock, $0.16 2/3 par value, 1,200,000,000 shares authorized, 291,249,011 shares issued and outstanding (291,193,451 on November 1, 2008)	48,542	48,533
Capital in excess of par value	—	—
Retained earnings	2,401,875	2,419,908
Accumulated other comprehensive loss	(30,166)	(48,178)

Total shareholders’ equity	2,420,251	2,420,263

	$2,875,339	$3,090,992

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(thousands)

	Six Months Ended
	May 2, 2009	May 3, 2008
Cash flows from operating activities:
Net income	$76,703	$503,805
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	72,195	71,817
Amortization of intangibles	3,548	5,038
Stock-based compensation expense	23,977	23,322
Gain on sale of business	—	(246,983)
Income tax payments related to gain on sale of businesses	—	(67,283)
Deferred income taxes	(1,934)	(2,847)
Excess tax benefit-stock options	(5)	(9,884)
Non-cash portion of special charge	13,768	—
Other non-cash activity	529	154
Changes in operating assets and liabilities	(52,875)	53,824

Total adjustments	59,203	(172,842)

Net cash provided by operating activities	135,906	330,963

Cash flows from investing activities:
Purchases of short-term available-for-sale investments	(847,583)	(924,204)
Maturities of short-term available-for-sale investments	952,240	810,916
Net (expenditures) proceeds from sales of businesses (See Note 14)	(1,340)	399,591
Additions to property, plant and equipment	(34,281)	(70,650)
(Increase) decrease in other assets	(4,269)	3,387

Net cash provided by investing activities	64,767	219,040

Cash flows from financing activities:
Repurchase of common stock	(3,580)	(524,802)
Increase in liability from common stock repurchases	—	505
Net proceeds from employee stock plans	2,920	62,120
Excess tax benefit-stock options	5	9,884
Dividend payments to shareholders	(116,402)	(106,347)

Net cash used for financing activities	(117,057)	(558,640)

Effect of exchange rate changes on cash	(336)	(1,974)

Net increase (decrease) in cash and cash equivalents	83,280	(10,611)
Cash and cash equivalents at beginning of period	593,599	424,972

Cash and cash equivalents at end of period	$676,879	$414,361

See accompanying notes.

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED MAY 2, 2009
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
The Company sold its baseband chipset business and related support operations (Baseband Chipset Business) to MediaTek Inc. and sold its CPU voltage regulation and PC thermal monitoring business to certain subsidiaries of ON Semiconductor Corporation during the first quarter of fiscal 2008. The Company has reflected the financial results of these businesses as discontinued operations in the consolidated statements of income for all periods presented. The assets and liabilities of these businesses are reflected as assets and liabilities of discontinued operations in the consolidated balance sheets as of May 2, 2009 and November 1, 2008.
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
Distributors are granted price adjustment credits related to many of their sales to their customers. Price adjustment credits are granted when the distributor’s standard cost (i.e., the Company’s sales price to the distributor) does not provide the distributor with an appropriate margin on its sales to its customers. As distributors negotiate selling prices with their customers, the final sales price agreed to with the customer will be influenced by many factors, including the particular product being sold, the quantity ordered, the particular customer, the geographic location of the distributor, and the competitive landscape. As a result, the distributor may request and receive a price adjustment credit from the Company to allow the distributor to earn an appropriate margin on the transaction.
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
As of May 2, 2009 and November 1, 2008, the Company had gross deferred revenue of $204.7 million and $279.3 million, respectively, and gross deferred cost of sales of $79.9 million and $103.9 million, respectively. Deferred income on shipments to distributors as of May 2, 2009 was lower than the amount as of November 1, 2008 by $50.6 million, as a result of the distributors’ sales to their customers in the first six months of fiscal 2009 exceeding the Company’s shipments to its distributors during this same time period.
Shipping costs are charged to cost of sales as incurred.
The Company generally offers a 12-month warranty for its products. The Company’s warranty policy provides for replacement of the defective product. Specific accruals are recorded for known product warranty issues. Product warranty expenses during either of the three- and six-month periods ended May 2, 2009 and May 3, 2008 were not material.
Note 3 — Stock-Based Compensation
Grant-Date Fair Value —The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. Information pertaining to the Company’s stock option awards and the related estimated weighted-average assumptions to calculate the fair value of stock options granted during the three- and six-month periods ended May 2, 2009 and May 3, 2008 is as follows:

	Three Months Ended		Six Months Ended
Stock Options	May 2, 2009	May 3, 2008	May 2, 2009	May 3, 2008

Options granted (in thousands)	195	116	5,615	5,666
Weighted-average exercise price per share	$19.99	$28.17	$19.57	$29.87
Weighted-average grant-date fair value per share	$6.17	$7.21	$7.43	$7.90
Assumptions:
Weighted-average expected volatility	47.8%	33.0%	59.1%	32.2%
Weighted-average expected term (in years)	5.3	5.1	5.3	5.1
Risk-free interest rate	1.7%	2.6%	1.7%	3.3%
Expected dividend yield	4.0%	2.6%	4.1%	2.4%
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
     Stock-Based Compensation Expense
The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, (SFAS 123R), requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock-based award. Based on an analysis of its historical forfeitures, the Company has applied an annual forfeiture rate of 4.3% to all unvested stock-based awards as of May 2, 2009. The rate of 4.3% represents the portion that is expected to be forfeited each year over the vesting period. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.
     Stock-Based Compensation Activity
A summary of the activity under the Company’s stock option plans as of May 2, 2009 and changes during the three- and six-month periods then ended is presented below:

			Weighted-Average
	Options	Weighted-	Remaining	Aggregate
	Outstanding	Average Exercise	Contractual	Intrinsic
Activity during the Three Months Ended May 2, 2009	(in thousands)	Price Per Share	Term in Years	Value

Options outstanding at January 31, 2009	74,593	$35.39
Options granted	195	$19.99
Options exercised	(140)	$15.94
Options forfeited	(182)	$32.09
Options expired	(1,634)	$39.90

Options outstanding at May 2, 2009	72,832	$35.29	4.8	$17,267

Options exercisable at May 2, 2009	53,977	$37.22	3.6	$8,399

Options vested or expected to vest at May 2, 2009 (1)	71,390	$35.46	4.7	$16,302

(1)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

		Weighted- Average
		Exercise Price Per
Activity during the Six Months Ended May 2, 2009	Options Outstanding	Share

Options outstanding at November 1, 2008	70,340	$36.63
Options granted	5,615	$19.57
Options exercised	(183)	$16.62
Options forfeited	(666)	$34.14
Options expired	(2,274)	$39.82

Options outstanding at May 2, 2009	72,832	$35.29

During the three and six months ended May 2, 2009, the total intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) was $0.6 million and $0.7 million, respectively, and the total amount of proceeds received from exercise of these options was $2.2 million and $3.0 million, respectively. Proceeds from stock option exercises pursuant to employee stock plans in the Company’s statement of cash flows during the six months ended May 2, 2009 of $2.9 million, is net of the value of shares surrendered by employees to satisfy employee tax obligations upon vesting of restricted stock or restricted stock units and in connection with the exercise of stock options granted to the Company’s employees under the Company’s equity compensation plans. The withholding amount is based on the Company’s minimum statutory withholding requirement pursuant to SFAS 123R. The total grant-date fair value of stock options that vested during the three and six months ended May 2, 2009 was approximately $1.6 million and $72.1 million, respectively.
During the three and six months ended May 3, 2008, the total intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) was $20.9 million and $76.5 million, respectively, and the total amount of cash received from exercise of these options was $37.7 million and $68.5 million, respectively. Proceeds from stock option exercises pursuant to employee stock plans in the Company’s statement of cash flows during the six months ended May 3, 2008 of $62.1 million, is net of the value of shares surrendered by employees to satisfy employee tax obligations upon vesting of restricted stock or restricted stock units and in connection with the exercise of stock options granted to the Company’s employees under the Company’s equity compensation plans. The total grant-date fair value of stock options that vested during the three and six months ended May 3, 2008 was approximately $1.3 million and $75.7 million, respectively.
A summary of the Company’s restricted stock and restricted stock unit award activity as of May 2, 2009 and changes during the three- and six-month periods then ended is presented below:

	Restricted Shares	Weighted- Average
	and/ or Units	Grant Date Fair
Activity during the Three Months Ended May 2, 2009	Outstanding	Value Per Share

Non-vested shares outstanding at January 31, 2009	123	$27.65
Awards and/or units granted	35	$20.00
Restrictions lapsed	(12)	$37.65

Non-vested shares outstanding at May 2, 2009	146	$25.02

	Restricted Shares
	and/ or Units	Weighted- Average
	Outstanding	Grant Date Fair
Activity during the Six Months Ended May 2, 2009	(in thousands)	Value Per Share

Non-vested shares outstanding at November 1, 2008	92	$31.80
Awards and/or units granted	73	$19.44
Restrictions lapsed	(16)	$36.39
Forfeited	(3)	$36.55

Non-vested shares outstanding at May 2, 2009	146	$25.02

As of May 2, 2009, there was $130.2 million (before tax consideration) of total unrecognized compensation cost related to unvested share-based awards, including stock options, restricted stock and restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.8 years.

Note 4 — Comprehensive Income
Components of comprehensive income include net income and certain transactions that have generally been reported in the consolidated statement of shareholders’ equity and consist of the following:

	Three Months Ended
	May 2, 2009	May 3, 2008

Income from continuing operations, net of tax	$51,754	$129,892

Foreign currency translation adjustments	5,546	(3,579)

Change in unrealized holding losses (net of taxes of $54 and $175, respectively) on securities classified as short-term investments	(399)	(1,149)

Change in unrealized holding gains (net of taxes of $142 and $1,003, respectively) on securities classified as other investments	263	1,863

Change in unrealized gains (losses) (net of taxes of $1,459 and $201, respectively) on derivative instruments designated as cash flow hedges	8,906	(1,325)

Pension plans
Prior service cost	—	—
Transition (obligation) asset	(4)	—
Net actuarial (loss) gain	(225)	40

Other comprehensive income (loss)	14,087	(4,150)

Comprehensive income from continuing operations	65,841	125,742

Income from discontinued operations, net of tax	—	3,194

Comprehensive income	$65,841	$128,936

	Six Months Ended
	May 2, 2009	May 3, 2008

Income from continuing operations, net of tax	$76,339	$251,740

Foreign currency translation adjustments	4,174	(7,175)

Change in unrealized holding (losses) gains (net of taxes of $350 and $201, respectively) on securities classified as short-term investments	(2,481)	1,094

Change in unrealized holding gains (net of taxes of $230 and $976, respectively) on securities classified as other investments	100	1,813

Change in unrealized gains (losses) (net of taxes of $2,501 and $397, respectively) on derivative instruments designated as cash flow hedges	17,127	(2,614)

Pension plans
Prior service cost	1	—
Transition (obligation) asset	(8)	1
Net actuarial (loss) gain	(901)	281

Other comprehensive income (loss)	18,012	(6,600)

Comprehensive income from continuing operations	94,351	245,140

Income from discontinued operations, net of tax	364	252,065

Comprehensive income	$94,715	$497,205

The components of accumulated other comprehensive income at May 2, 2009 and November 1, 2008 consisted of the following:

	May 2, 2009	November 1, 2008

Foreign currency translation adjustment	$(18,142)	$(22,316)
Unrealized gains on available-for-sale securities	65	2,446
Unrealized losses on derivative instruments	(3,136)	(20,263)
Pension plans
Prior service cost	(4)	(5)
Transition obligation	(23)	(15)
Net actuarial loss	(8,926)	(8,025)

Total accumulated other comprehensive loss	$(30,166)	$(48,178)

Note 5 — Earnings Per Share
Basic earnings per share is computed based only on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential future issuances of common stock relating to stock option programs and other potentially dilutive securities using the treasury stock method. In calculating diluted earnings per share, the dilutive effect of stock options is computed using the average market price for the respective period. In addition, under Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS 123R), the assumed proceeds under the treasury stock method include the average unrecognized compensation expense of stock options that are in-the-money. This results in the “assumed” buyback of additional shares, thereby reducing the dilutive impact of stock options. Potential future issuances of common stock related to certain of the Company’s outstanding stock options were excluded because they were anti-dilutive. Those potential future issuances of common stock, determined based on the weighted-average exercise prices during the respective periods, could be dilutive in the future.

	Three Months Ended
	May 2, 2009	May 3, 2008
Income from continuing operations, net of tax	$51,754	$129,892
Total income from discontinued operations, net of tax	—	3,194

Net income	$51,754	$133,086

Basic shares:
Weighted-average shares outstanding	291,227	290,389

Earnings per share-basic:
Income from continuing operations, net of tax	$0.18	$0.45
Total income from discontinued operations, net of tax	0.00	0.01

Net income (1)	$0.18	$0.46

Diluted shares:
Weighted-average shares outstanding	291,227	290,389
Assumed exercise of common stock equivalents	1,219	4,971

Weighted-average common and common equivalent shares	292,446	295,360

Earnings per share-diluted:
Income from continuing operations, net of tax	$0.18	$0.44
Total income from discontinued operations, net of tax	0.00	0.01

Net income (1)	$0.18	$0.45

Anti-dilutive common stock equivalents related to outstanding stock options	60,965	57,805

(1)	The sum of the individual per share amounts may not equal the total due to rounding.

	Six Months Ended
	May 2, 2009	May 3, 2008
Income from continuing operations, net of tax	$76,339	$251,740
Total income from discontinued operations, net of tax	364	252,065

Net income	$76,703	$503,805

Basic shares:
Weighted-average shares outstanding	291,207	294,765

Earnings per share-basic:
Income from continuing operations, net of tax	$0.26	$0.85
Total income from discontinued operations, net of tax	0.00	0.86

Net income (1)	$0.26	$1.71

Diluted shares:
Weighted-average shares outstanding	291,207	294,765
Assumed exercise of common stock equivalents	640	5,045

Weighted-average common and common equivalent shares	291,847	299,810

Earnings per share-diluted:
Income from continuing operations, net of tax	$0.26	$0.84
Total income from discontinued operations, net of tax	0.00	0.84

Net income (1)	$0.26	$1.68

Anti-dilutive common stock equivalents related to outstanding stock options	65,811	57,256

(1)	The sum of the individual per share amounts may not equal the total due to rounding.

     Note 6 — Special Charges
A summary of the Company’s special charges is as follows:

		Reorganization	Consolidation
		of Product	of a Wafer	Reduction of
	Closure of Wafer	Development	Fabrication	Overhead		Closure of Wafer
	Fabrication Facility	and	Facility in	Infrastructure	Reduction of	Fabrication Facility	Total Special
Income Statement	in Sunnyvale	Support Programs	Limerick	Costs	Operating Costs	in Cambridge	Charges

Fiscal 2005 Charges:
Workforce reductions	$20,315	$11,165	$—	$—	$—	$—	$31,480

Total Fiscal 2005 Charges	$20,315	$11,165	$—	$—	$—	$—	$31,480

Fiscal 2006 Charges:
Facility closure costs	—	554	—	—	—	—	554
Abandonment of equipment	—	459	—	—	—	—	459
Other items	—	462	—	—	—	—	462
Change in estimate	(2,029)	—	—	—	—	—	(2,029)
Workforce reductions	—	2,344	—	—	—	—	2,344

Total Fiscal 2006 Charges	$(2,029)	$3,819	$—	$—	$—	$—	$1,790

Fiscal 2007 Charges:
Facility closure costs	10,288	—	—	—	—	—	10,288
Workforce reductions	—	4,165	13,748	10,711	—	—	28,624
Other items	—	859	—	1,637	—	—	2,496
Change in estimate	—	(913)	—	—	—	—	(913)

Total Fiscal 2007 Charges	$10,288	$4,111	$13,748	$12,348	$—	$—	$40,495

Fiscal 2008 Charges:
Workforce reductions	—	—	—	—	1,627	—	1,627
Change in estimate	—	—	1,461	—	—	—	1,461

Total Fiscal 2008 Charges	$—	$—	$1,461	$—	$1,627	$—	$3,088

Fiscal 2009 Charges:
Workforce reductions	—	—	—	—	26,583	9,203	35,786
Facility closure costs	—	—	1,191	—	2,411	—	3,602
Non-cash impairment charge	—	—	—	—	839	12,929	13,768
Other items	—	—	—	—	500	—	500

Total Fiscal 2009 Charges	$—	$—	$1,191	$—	$30,333	$22,132	$53,656

		Reorganization	Consolidation
		of Product	of a Wafer	Reduction of
	Closure of Wafer	Development and	Fabrication	Overhead		Closure of Wafer
	Fabrication Facility	Support	Facility in	Infrastructure	Reduction of	Fabrication Facility	Total Special
Accrued Restructuring	in Sunnyvale	Programs	Limerick	Costs	Operating Costs	in Cambridge	Charges

Balance at November 1, 2008	$1,747	$1,415	$11,754	$1,764	$1,501	$—	$18,181

Fiscal 2009 special charges	—	—	550	—	19,055	22,132	41,737
Severance payments	—	(168)	(9,916)	(676)	(6,882)	—	(17,642)
Facility closure costs	(392)	(17)	(550)	—	(130)	—	(1,089)
Non-cash impairment charge	—	—	—	—	(764)	(12,929)	(13,693)
Effect of foreign currency on accrual	—	(1)	324	3	3	—	329

Balance at January 31, 2009	$1,355	$1,229	$2,162	$1,091	$12,783	$9,203	$27,823

Fiscal 2009 special charges	—	—	641	—	11,278	—	11,919
Severance payments	—	(126)	(881)	(376)	(6,144)	—	(7,527)
Facility closure costs	(414)	—	(45)	—	(445)	—	(904)
Non-cash impairment charge	—	—	—	—	(75)	—	(75)
Other items	—	—	—	—	(198)	—	(198)
Effect of foreign currency on accrual	—	—	(141)	51	(28)	—	(118)

Balance at May 2, 2009	$941	$1,103	$1,736	$766	$17,171	$9,203	$30,920

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
     Consolidation of a Wafer Fabrication Facility in Limerick
During the fourth quarter of fiscal 2007, the Company recorded a special charge of $13.7 million as a result of its decision to only use eight-inch technology at its wafer fabrication facility in Limerick. Certain manufacturing processes and products produced on the Limerick facility’s six-inch production line have transitioned to the Company’s existing eight-inch production line in Limerick while others have transitioned to external foundries. The charge was for severance and fringe benefit costs recorded pursuant to SFAS 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, or SFAS 88, under the Company’s ongoing benefit plan for 150 manufacturing employees associated with this action. As of May 2, 2009, the Company still employed 9 of the 150 employees included in this action. Most of the production in the six-inch wafer fabrication facility has ceased and the remaining production is expected to cease during the second half of fiscal 2009, at which time the employment of the remaining affected employees will be terminated. These employees must continue to be employed by the Company until their employment is involuntarily terminated in order to receive the severance benefit. During the fourth quarter of 2008, the Company recorded an additional charge of $1.5 million related to this action, of which $1.2 million was an adjustment to the original estimate of the severance costs and $0.3 million was for clean-up and closure costs that were expensed as incurred. During the first quarter of fiscal 2009, the Company recorded an additional charge of $0.6 million for clean-up and closure costs that were expensed as incurred. During the second quarter of fiscal 2009, the Company recorded an additional charge of $0.6 million for clean-up and closure costs that were expensed as incurred. The Company does not expect to incur any further charges related to this action.
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
During the first quarter of fiscal 2009, the Company recorded an additional charge of $19.1 million related to this cost reduction action. Approximately $2.1 million of this charge was for lease obligation costs for facilities that the Company ceased using during the first quarter of fiscal 2009; approximately $0.8 million was for the write-off of property, plant and equipment; and approximately $0.6 million was for contract termination costs and for clean-up and closure costs that were expensed as incurred. The remaining $15.6 million related to the severance and fringe benefit costs recorded pursuant to SFAS 88 under the Company’s ongoing benefit plan or statutory requirements at foreign locations for 221 manufacturing employees and 149 engineering and selling, marketing, general and administrative employees. As of May 2, 2009, the Company still employed 6 of the 370 employees included in this cost reduction action. These employees must continue to be employed by the Company until their employment is involuntarily terminated in order to receive the severance benefit.
During the second quarter of fiscal 2009, the Company recorded an additional charge of $11.3 million related to this cost reduction action. Approximately $0.1 million was for the write-off of property, plant and equipment; and approximately $0.3 million was for clean-up and closure costs that were expensed as incurred. The remaining $10.9 million related to the severance and fringe benefit costs recorded pursuant to SFAS 88 under the Company’s ongoing benefit plan or statutory requirements at foreign locations for 24 manufacturing employees and 153 engineering and selling, marketing, general and administrative employees. As of May 2, 2009, the Company still employed 62 of the 177 employees included in this cost reduction action. These employees must continue to be employed by the Company until their employment is involuntarily terminated in order to receive the severance benefit.
     Closure of a Wafer Fabrication Facility in Cambridge
During the first quarter of fiscal 2009, the Company recorded a special charge of $22.1 million as a result of its decision to consolidate its Cambridge, Massachusetts wafer fabrication facility into its existing Wilmington, Massachusetts facility. In connection with the anticipated closure of this facility, the Company evaluated the recoverability of the facilities’ manufacturing assets and concluded that there was an impairment of approximately $12.9 million based on the revised period of intended use. The remaining $9.2 million was for severance and fringe benefit costs recorded pursuant to SFAS 88 under the Company’s ongoing benefit plan for 175 manufacturing employees and 9 selling, marketing, general and administrative employees associated with this action. As of May 2, 2009, the Company still employed all of the employees included in this action. The Company expects production to cease in the Cambridge fabrication facility during the fourth quarter of fiscal 2009, at which time the employment of the affected employees will be terminated. These employees must continue to be employed by the Company until their employment is involuntarily terminated in order to receive the severance benefit.

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

	Three Months Ended			Three Months Ended
	May 2, 2009			May 3, 2008
	Revenue	% of Revenue *	Y/Y%	Revenue	% of Revenue*
Industrial	$245,329	52%	(31)%	$355,908	55%
Communications	137,270	29%	(7)%	146,953	23%
Consumer	78,928	17%	(36)%	122,956	19%
Computer	13,221	3%	(44)%	23,523	4%

Total revenue	$474,748	100%	(27)%	$649,340	100%

*	The sum of the individual percentages may not equal the total due to rounding.

	Six Months Ended			Six Months Ended
	May 2, 2009			May 3, 2008
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue *
Industrial	$502,999	53%	(27)%	$688,632	55%
Communications	264,790	28%	(5)%	277,317	22%
Consumer	154,454	16%	(38)%	249,765	20%
Computer	29,074	3%	(39)%	47,535	4%

Total revenue	$951,317	100%	(25)%	$1,263,249	100%

*	The sum of the individual percentages may not equal the total due to rounding.
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

	Three Months Ended			Three Months Ended
	May 2, 2009			May 3, 2008
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Converters	$229,665	48%	(23%)	$297,646	46%
Amplifiers	123,666	26%	(27%)	170,561	26%
Other analog	54,279	11%	(34%)	81,818	13%

Subtotal analog signal processing	407,610	86%	(26%)	550,025	85%
Power management & reference	28,189	6%	(19%)	34,701	5%

Total analog products	$435,799	92%	(25%)	$584,726	90%

General purpose DSP	38,210	8%	(34%)	58,281	9%
Other DSP	739	0%	(88%)	6,333	1%

Total digital signal processing	$38,949	8%	(40%)	$64,614	10%

Total revenue	$474,748	100%	(27%)	$649,340	100%

*	The sum of the individual percentages may not equal the total due to rounding.

	Six Months Ended			Six Months Ended
	May 2, 2009			May 3, 2008
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Converters	$455,685	48%	(21%)	$578,541	46%
Amplifiers	253,641	27%	(22%)	326,466	26%
Other analog	105,284	11%	(35%)	162,661	13%

Subtotal analog signal processing	814,610	86%	(24%)	1,067,668	85%
Power management & reference	54,323	6%	(20%)	68,116	5%

Total analog products	$868,933	91%	(23%)	$1,135,784	90%

General purpose DSP	78,321	8%	(31%)	113,400	9%
Other DSP	4,063	0%	(71%)	14,065	1%

Total digital signal processing	$82,384	9%	(35%)	$127,465	10%

Total revenue	$951,317	100%	(25%)	$1,263,249	100%

*	The sum of the individual percentages may not equal the total due to rounding.
Revenue Trends by Geographic Region
Revenue by geographic region, based upon customer location, for the three- and six-month periods ended May 2, 2009 and May 3, 2008 was as follows:

	Three Months Ended		Six Months Ended
Region	May 2, 2009	May 3, 2008	May 2, 2009	May 3, 2008
United States	$97,055	$131,008	$204,387	$262,753
Rest of North and South America	20,456	24,127	39,753	45,145
Europe	120,855	174,759	248,600	331,466
Japan	71,535	128,247	144,269	252,483
China	99,345	99,431	189,057	180,726
Rest of Asia	65,502	91,768	125,251	190,676

Total revenue	$474,748	$649,340	$951,317	$1,263,249

In the three- and six-month periods ended May 2, 2009 the predominant countries comprising “Rest of North and South America” are Canada and Mexico; the predominant countries comprising “Europe” are Germany, Sweden, France and Italy; and the predominant countries comprising “Rest of Asia” are Taiwan and Korea.

In the three- and six-month periods ended May 3, 2008 the predominant countries comprising “Rest of North and South America” are Canada and Mexico; the predominant countries comprising “Europe” are Germany, France, the United Kingdom and Italy; and the predominant countries comprising “Rest of Asia” are Taiwan and Korea.
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
Level 3 — Level 3 inputs are unobservable inputs for the asset or liability in which there is little, if any market activity for the asset or liability at the measurement date. As of May 2, 2009, the Company held no Level 3 assets or liabilities.
The table below sets forth by level the Company’s financial assets and liabilities that were accounted for at fair value as of May 2, 2009. The table does not include cash on hand and also does not include assets and liabilities that are measured at historical cost or any basis other than fair value.

		Fair Value measurement at
		Reporting Date using:
	Portion of Carrying	Quoted Prices in
	Value Measured at	Active Markets for	Significant Other
	Fair Value	Identical Assets	Observable Inputs
	May 2, 2009	(Level 1)	(Level 2)
Assets
Cash Equivalents:
Institutional money market funds	$275,437	$275,437	$—
Corporate obligations	380,746	—	380,746
Euro time deposits	534	—	534
Short—term investments:
Corporate obligations	608,599	—	608,599
Other Assets:			—
Deferred compensation investments	8,669	8,669	—
Other investments	1,149	1,149	—

Total assets measured at fair value	$1,275,134	$285,255	$989,879

Liabilities
Forward foreign currency exchange contracts	$3,671	—	$3,671

Total liabilities measured at fair value	$3,671	$—	$3,671

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
Note 9 — Derivatives
The Company enters into forward foreign currency exchange contracts to offset certain operational and balance sheet exposures from the impact of changes in foreign currency exchange rates. Such exposures result from the portion of the Company’s operations, assets and liabilities that are denominated in currencies other than the U.S. dollar, primarily the Euro; other exposures include the Philippine Peso and British Pounds Sterling. These foreign currency exchange contracts are entered into to support purchases and financing transactions made in the normal course of business, and accordingly, are not speculative in nature. In accordance with Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, hedges related to anticipated transactions are designated and documented at the inception of the respective hedges as cash flow hedges and are evaluated for effectiveness monthly.
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
Additionally, the Company enters into forward foreign currency contracts that economically hedge the gains and losses generated by the remeasurement of certain recorded assets and liabilities in a non-functional currency. Changes in the fair value of these undesignated hedges are recognized in other income/expense immediately as an offset to the changes in the fair value of the asset or liability being hedged. As of May 2, 2009, the total notional amount of these undesignated hedges was $42.8 million. The fair value of these hedging instruments in our condensed consolidated balance sheet as of May 2, 2009 was immaterial.
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
The total notional amount of derivative instruments designated as hedging instruments under SFAS 133 as of May 2, 2009 was $139 million, which is comprised of cash flow hedges denominated in Euros, British Pounds Sterling and Philippine Pesos. The fair value of these hedging instruments in our condensed consolidated balance sheet as of May 2, 2009 was as follows:

	Balance Sheet Location	Fair Value

Forward foreign currency exchange contracts	Accrued Liabilities	$3,671
The effect of derivative instruments designated as cash flow hedges on our condensed consolidated statement of income for the three and six months ended May 2, 2009 was as follows:

	Three Months Ended	Six Months Ended
	May 2, 2009	May 2, 2009
Gain recognized in OCI on derivative, net of tax of $2,400 and $4,349, respectively	$14,648	$30,029
Loss reclassified from OCI into income, net of tax of $941 and $1,848, respectively	$5,742	$12,902
The amounts reclassified into earnings before tax are recognized in cost of sales and operating expenses as follows: for the three month period ended May 2, 2009, $3.0 million in cost of sales, $2.0 million in research and development and $1.7 million in selling, marketing, general and administrative; and for the six month period ended May 2, 2009, $6.6 million in cost of sales, $4.4 million in research and development and $3.7 million in selling, marketing, general and administrative. All derivative gains included in OCI will be reclassified into earnings within the next 12 months. Ineffectiveness was immaterial for the three and six months ended May 2, 2009.
Note 10 — Goodwill and Intangible Assets
Goodwill
The Company annually evaluates goodwill for impairment as well as whenever events or changes in circumstances suggest that the carrying value of goodwill may not be recoverable. Because the Company has one reporting segment under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, the Company utilizes the entity-wide approach for assessing goodwill for impairment and compares its market value to its net book value to determine if an impairment exists. No impairment of goodwill resulted from the Company’s most recent evaluation of goodwill for impairment, which occurred in the fourth quarter of fiscal 2008. No impairment of goodwill resulted in any of the fiscal years presented. The Company’s next annual impairment assessment will be made in the fourth quarter of fiscal 2009 unless indicators arise that would require the Company to reevaluate at an earlier date. The following table presents the changes in goodwill during the first six months of fiscal 2009:

Six Months Ended
May 2, 2009
Balance at beginning of period	$235,175
Acquisition of AudioAsics (1)	3,071
Foreign currency translation adjustment	3,462

Balance at end of period	$241,708

(1)	The final milestone related to this 2006 acquisition was achieved in the second quarter of fiscal 2009.
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
Intangible assets, which will continue to be amortized, consisted of the following:

	May 2, 2009		November 1, 2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Technology-based	$38,354	$29,556	$36,516	$25,731
Tradename	1,456	1,456	1,438	1,430
Customer Relationships	4,738	3,441	4,529	3,022
Other	6,555	6,555	6,534	6,534

Total	$51,103	$41,008	$49,017	$36,717

Intangible assets are amortized on a straight-line basis over their estimated useful lives or on an accelerated method of amortization that is expected to reflect the estimated pattern of economic use. The remaining amortization expense will be recognized over a weighted-average period of approximately 1.1 years.
Amortization expense was $1.5 million and $2.6 million for the three-month periods ended May 2, 2009 and May 3, 2008, respectively, and $3.5 million and $5.0 million for the six-month periods ended May 2, 2009 and May 3, 2008, respectively.
The Company expects amortization expense for these intangible assets to be:

Fiscal	Amortization
Year	Expense
Remainder of 2009	$3,280
2010	$4,747
2011	$1,932
2012	$136
Note 11 — Pension Plans
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
In the first quarter of fiscal 2009, the Company adopted the measurement date provision of SFAS 158, Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans — an amendment of FASB Statement No. 87, 88, 106 and 132(R) (SFAS 158). This provision requires the measurement date of the plan’s funded status to be the same as the Company’s fiscal year end. In accordance with the adoption provisions of SFAS 158, the Company changed its measurement date from September 30, 2008 to November 1, 2008, the Company’s fiscal year-end, and recorded a $0.2 million adjustment to retained earnings in the first quarter of fiscal 2009.

     Net periodic pension cost of non-U.S. plans is presented in the following table:

	Three Months Ended
	May 2, 2009	May 3, 2008

Service cost	$1,530	$2,469
Interest cost	2,277	2,637
Expected return on plan assets	(2,556)	(3,173)
Amortization of prior service cost	1	2
Amortization of initial net asset	(9)	(11)
Amortization of net (gain) loss	(124)	48

Net periodic pension cost	$1,119	$1,972

	Six Months Ended
	May 2, 2009	May 3, 2008

Service cost	$3,082	$4,858
Interest cost	4,578	5,179
Expected return on plan assets	(5,139)	(6,229)
Amortization of prior service cost	2	4
Amortization of initial net asset	(19)	(22)
Amortization of net (gain) loss	(249)	99

Net periodic pension cost	$2,255	$3,889

Pension contributions of $2.0 million and $3.8 million were made by the Company during the three and six months ended May 2, 2009. The Company presently anticipates contributing an additional $3.3 million to fund its defined benefit pension plans in fiscal year 2009 for a total of $7.1 million.
Note 12 — Revolving Credit Facility
As of May 2, 2009, the Company had $1,285.5 million of cash and cash equivalents and short term investments, of which $60.6 million was held in the United States. The balance of the Company’s cash and cash equivalents and short term investments was held outside the United States in various foreign subsidiaries. As the Company intends to reinvest certain of its foreign earnings indefinitely, this cash is not available to meet certain of the Company’s cash requirements in the United States, including for cash dividends and common stock repurchases. The Company entered into a five-year, $165 million unsecured revolving credit facility with certain institutional lenders in May 2008 in order to satisfy potential shortfalls of cash required in the United States. To date, the Company has not borrowed under this credit facility but the Company may borrow in the future and use the proceeds for support of commercial paper issuance, stock repurchases, dividend payments, acquisitions, capital expenditures, working capital and other lawful corporate purposes. Any advances under this credit agreement will accrue interest at rates that are equal to LIBOR plus a margin that is based on the Company’s leverage ratio. The terms of this facility also include financial covenants that require the Company to maintain a minimum interest coverage ratio and not exceed a maximum leverage ratio. The Company is currently compliant with these covenants. The terms of the facility also impose restrictions on the Company’s ability to undertake certain transactions, to create certain liens on assets and to incur certain subsidiary indebtedness.
Note 13 — Common Stock Repurchase
The Company’s common stock repurchase program has been in place since August 2004. In the aggregate, the Board of Directors has authorized the Company to repurchase $4 billion of the Company’s common stock under the program. Under the program, the Company may repurchase outstanding shares of its common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of the Company’s Board of Directors, the repurchase program will expire when the Company has repurchased all shares authorized under the program. As of May 2,

2009, the Company had repurchased a total of approximately 114.7 million shares of its common stock for approximately $3,908.2 million under this program and an additional $91.8 million remains under the current authorized program. The repurchased shares are held as authorized but unissued shares of common stock. The Company also from time to time repurchases shares in settlement of employee tax withholding obligations due upon the vesting of restricted stock or restricted stock units, or the exercise of stock options. Any future common stock repurchases will be dependent upon the amount of cash available to the Company in the United States.
Note 14 — Discontinued Operations
In November 2007, the Company entered into a purchase and sale agreement with certain subsidiaries of ON Semiconductor Corporation to sell the Company’s CPU voltage regulation and PC thermal monitoring business which consists of core voltage regulator products for the central processing unit in computing and gaming applications and temperature sensors and fan-speed controllers for managing the temperature of the central processing unit. During the first quarter of fiscal 2008, the Company completed the sale of this business for net cash proceeds of $138 million, which was net of other cash payments of approximately $1.4 million. The Company made final additional cash payments of approximately $2.2 million in the second quarter of fiscal 2008. In connection with the purchase and sale agreement, $7.5 million was placed into escrow and was excluded from the gain calculations. The Company recorded a pre-tax gain in the first quarter of fiscal 2008 of $78 million, or $43 million net of tax, which was recorded as a gain on sale of discontinued operations. During the third quarter of fiscal 2008, additional proceeds were released from escrow and an additional pre-tax gain of $6.6 million, or $3.8 million net of tax, was recorded as a gain on sale of discontinued operations. Additionally, at the time of the sale, the Company entered into a one-year manufacturing supply agreement with a subsidiary of ON Semiconductor Corporation for an additional $37 million. The Company has allocated the proceeds from this arrangement based on the fair value of the two elements of this transaction: 1) the sale of a business and 2) the obligation to manufacture product for a one-year period. As a result, $85 million was recorded as a liability related to the manufacturing supply agreement, all of which has been utilized. The liability was included in current liabilities of discontinued operations on the Company’s consolidated balance sheet. The Company recorded the revenue associated with this manufacturing supply agreement in discontinued operations. As a result, the Company classified inventory for this arrangement as a current asset of discontinued operations. The Company may receive additional proceeds of up to $1 million, currently held in escrow, upon the resolution of certain contingent items, which would be recorded as additional gain from the sale of discontinued operations.
In September 2007, the Company entered into a definitive agreement to sell its Baseband Chipset Business to MediaTek Inc. The decision to sell the Baseband Chipset Business was due to the Company’s decision to focus its resources in areas where its signal processing expertise can provide unique capabilities and earn superior returns. On January 11, 2008, the Company completed the sale of its Baseband Chipset Business for net cash proceeds of $269 million. The cash proceeds received were net of a refundable withholding tax of $62 million and other cash payments of approximately $9 million. The Company made additional cash payments of $7.8 million during fiscal 2008, primarily related to transaction fees and retention payments to employees that transferred to MediaTek Inc. The Company made additional cash payments of $1.3 million during the second quarter of fiscal 2009 related to retention payments for employees that transferred to MediaTek Inc. The Company expects to make additional cash payments of approximately $1.2 million in the third quarter of fiscal 2009 for reimbursement of intellectual property license fees incurred by MediaTek Inc. The Company recorded a pre-tax gain in fiscal 2008 of $278 million, or $202 million net of tax, which is recorded as a gain on sale of discontinued operations. The Company may receive additional proceeds of up to $10 million, currently held in escrow, upon the resolution of certain contingent items, which would be recorded as additional gain from the sale of discontinued operations.
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

	Three Months Ended
	May 2, 2009	May 3, 2008
Total revenue	$—	$21,130
Cost of sales	—	19,555
Operating expenses	—	439
Gain on sale of discontinued operations	—	—

(Loss) income before income taxes	—	1,136

(Benefit from) provision for income taxes	—	(2,058)

Income from discontinued operations, net of tax	$—	$3,194

	Six Months Ended
	May 2, 2009	May 3, 2008
Total revenue	$10,332	$68,493
Cost of sales	10,847	52,538
Operating expenses	15	14,506
Gain on sale of discontinued operations	—	(356,016)

(Loss) income before income taxes	(530)	357,465

(Benefit from) provision for income taxes	(894)	105,400

Income from discontinued operations, net of tax	$364	$252,065

	May 2, 2009	November 1, 2008
Inventory	$—	$5,894

Total assets reclassified to current assets of discontinued operations	$—	$5,894

Refundable foreign withholding tax	$62,037	$62,037

Total assets reclassified to non-current assets of discontinued operations	$62,037	$62,037

Accounts payable	$—	$1,540
Income taxes payable	4,105	4,105
Accrued liabilities	1,200	12,809

Total liabilities reclassified to current liabilities of discontinued operations	$5,305	$18,454

Note 15 — Income Taxes
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
     Fiscal Year 2004 and 2005 IRS Examination
During the fourth quarter of fiscal 2007, the IRS completed its field examination of the Company’s fiscal years 2004 and 2005. On January 2, 2008, the IRS issued its report for fiscal 2004 and 2005, which included proposed adjustments related to these two fiscal years. The Company has recorded taxes and penalties related to certain of these proposed adjustments. There are four items with an additional potential total tax liability of $46 million. The Company has concluded, based on discussions with its tax advisors, that these four items are not likely to result in any additional tax liability. Therefore, the Company has not recorded any additional tax liability for these items and is appealing these proposed adjustments through the normal processes for the resolution of differences between the IRS and taxpayers. The Company’s initial meeting with the appellate division of the IRS is scheduled for the end of May 2009. Two of the unresolved matters are one-time issues and pertain to Section 965 of the Internal Revenue Code related to the beneficial tax treatment of dividends from foreign owned companies under The American Jobs Creation Act. The other matters pertain to the computation of research and development (R&D) tax credits and the profits earned from manufacturing activities carried on outside the United States. These latter two matters could impact taxes payable for fiscal 2004 and 2005 as well as for subsequent years.
     Fiscal Year 2006 and 2007 IRS Examination
Subsequent to the end of the second quarter of fiscal 2009, the IRS completed its field examination of the Company’s fiscal years 2006 and 2007. The IRS and the Company have agreed on the treatment of a number of issues that have been included in an Issue Resolutions Agreement related to the 2006 and 2007 tax returns. However, no agreement was reached on the tax treatment of a number of issues, including the same R&D credit and foreign manufacturing issues mentioned above related to fiscal 2004 and 2005, the pricing of intercompany sales (transfer pricing), and the deductibility of certain stock option compensation expenses. Subsequent to the end of the second quarter of fiscal 2009, the IRS issued its report for fiscal 2006 and fiscal 2007, which included proposed adjustments related to these two fiscal years. The Company has recorded taxes and penalties related to certain of these proposed adjustments. There are four items with an additional potential total tax liability of $195 million. The Company concluded, based on discussions with its tax advisors, that these four items are not likely to result in any additional tax liability. Therefore, the Company has not recorded any additional tax liability for these items and is appealing these proposed adjustments through the normal processes for the resolution of differences between the IRS and taxpayers. With the exception of the proposed adjustment related to the deductibility of certain stock option expenses, the other three matters could impact taxes payable for fiscal 2006 and 2007 as well as for subsequent years.
     Fiscal Year 2008 IRS Examination
The IRS has not started their examination of fiscal year 2008.
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
Note 16 — New Accounting Standards
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

Note 17 — Subsequent Event
On May 18, 2009, the Company’s Board of Directors declared a cash dividend of $0.20 per outstanding share of common stock. The dividend will be paid on June 17, 2009 to all shareholders of record at the close of business on May 29, 2009.

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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations, including in particular the section entitled “Outlook,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections regarding our future financial performance, particularly in light of the ongoing global credit and financial market crisis; our anticipated growth and trends in our businesses, our capital needs and capital expenditures; our market position and competitive changes in the marketplace for our products; our ability to innovate new products and technologies; the timing or the effectiveness of our efforts to refocus our operations and reduce our cost structure and the expected amounts of any cost savings related to those efforts; our ability to access credit or capital markets; our ability to pay dividends or repurchase stock; our expected tax rate; our third-party suppliers; intellectual property and litigation matters; potential acquisitions or divestitures; key personnel; the effect of new accounting pronouncements and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified in Part II, Item 1A. Risk Factors and elsewhere in our Quarterly Report on Form 10-Q. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.
During the first quarter of fiscal 2008, we sold our baseband chipset business and related support operations, or Baseband Chipset Business, to MediaTek Inc. and sold our CPU voltage regulation and PC thermal monitoring business to certain subsidiaries of ON Semiconductor Corporation. The financial results of these businesses are presented as discontinued operations in the consolidated statements of income for all periods presented. The assets and liabilities related to these businesses are reflected as assets and liabilities of discontinued operations in the consolidated balance sheets as of May 2, 2009 and November 1, 2008. Unless otherwise noted, this Management’s Discussion and Analysis relates only to financial results from continuing operations.
Results of Operations
(all tabular amounts in thousands except per share amounts and percentages)
Overview

	Three Months Ended		Six Months Ended
	May 2, 2009	May 3, 2008	May 2, 2009	May 3, 2008

Revenue	$474,748	$649,340	$951,317	$1,263,249
Gross margin %	55.1%	61.0%	55.8%	61.1%
Income from continuing operations, net of tax	$51,754	$129,892	$76,339	$251,740
Income from continuing operations, net of tax as a % of revenue	10.9%	20.0%	8.0%	19.9%
Diluted EPS from continuing operations	$0.18	$0.44	$0.26	$0.84
Diluted EPS	$0.18	$0.45	$0.26	$1.68
The year-to-year revenue changes by end market and product category are more fully outlined below under Revenue Trends by End Market and Revenue Trends by Product Type.

In the second quarter of fiscal 2009, our revenue decreased 27% from the second quarter of fiscal 2008 and our diluted earnings per share from continuing operations decreased by 59%. In the first six months of fiscal 2009, our revenue decreased 25% from the first six months of fiscal 2008 and our diluted earnings per share from continuing operations decreased by 69%. Cash flow from operations in the first six months of fiscal 2009 was $135.9 million, or 14% of revenue, and we had $1,285.5 million of cash and short-term investments and no debt as of May 2, 2009.
The global credit crisis and deteriorating economic conditions continue to result in more cautious customer spending behavior and generally lower demand for our products. We cannot predict the severity, duration or precise impact of the economic downturn on our future financial results. Consequently, our reported results for the second quarter of fiscal 2009 may not be indicative of our future results.
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

	Three Months Ended			Three Months Ended
	May 2, 2009			May 3, 2008
	Revenue	% of Revenue *	Y/Y%	Revenue	% of Revenue*
Industrial	$245,329	52%	(31)%	$355,908	55%
Communications	137,270	29%	(7)%	146,953	23%
Consumer	78,928	17%	(36)%	122,956	19%
Computer	13,221	3%	(44)%	23,523	4%

Total revenue	$474,748	100%	(27)%	$649,340	100%

*	The sum of the individual percentages may not equal the total due to rounding.

	Six Months Ended			Six Months Ended
	May 2, 2009			May 3, 2008
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue *
Industrial	$502,999	53%	(27)%	$688,632	55%
Communications	264,790	28%	(5)%	277,317	22%
Consumer	154,454	16%	(38)%	249,765	20%
Computer	29,074	3%	(39)%	47,535	4%

Total revenue	$951,317	100%	(25)%	$1,263,249	100%

*	The sum of the individual percentages may not equal the total due to rounding.
Industrial — The year-to-year decrease in both the three- and six-month periods in industrial end market revenue was primarily the result of a broad-based decline in demand in this end market, which was most significant for products sold into the instrumentation, automotive, process controls and automatic test equipment sectors of this end market.
Communications — The year-to-year decrease in the three-month period in communications end market revenue was primarily the result of a decrease in sales of analog products used in wireless handsets, networking and optical applications. The year-to-year decrease in the six-month period in communications end market revenue was primarily the result of a decrease in sales of analog products used in wireless handsets, networking and optical applications, which was partially offset by an increase in sales of products used in basestations.

Consumer — The year-to-year decrease in both the three- and six-month periods in consumer end market revenue was primarily the result of a decrease in demand for products used in home entertainment, video game applications, and digital cameras, consistent with the global slowdown in consumer spending.
Computer — The year-to-year decrease in both the three- and six-month periods in computer end market revenue was primarily the result of a general slowdown in the PC market.
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

	Three Months Ended			Three Months Ended
	May 2, 2009			May 3, 2008
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Converters	$229,665	48%	(23%)	$297,646	46%
Amplifiers	123,666	26%	(27%)	170,561	26%
Other analog	54,279	11%	(34%)	81,818	13%

Subtotal analog signal processing	407,610	86%	(26%)	550,025	85%
Power management & reference	28,189	6%	(19%)	34,701	5%

Total analog products	$435,799	92%	(25%)	$584,726	90%

General purpose DSP	38,210	8%	(34%)	58,281	9%
Other DSP	739	0%	(88%)	6,333	1%

Total digital signal processing	$38,949	8%	(40%)	$64,614	10%

Total revenue	$474,748	100%	(27%)	$649,340	100%

*	The sum of the individual percentages may not equal the total due to rounding.

	Six Months Ended			Six Months Ended
	May 2, 2009			May 3, 2008
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Converters	$455,685	48%	(21%)	$578,541	46%
Amplifiers	253,641	27%	(22%)	326,466	26%
Other analog	105,284	11%	(35%)	162,661	13%

Subtotal analog signal processing	814,610	86%	(24%)	1,067,668	85%
Power management & reference	54,323	6%	(20%)	68,116	5%

Total analog products	$868,933	91%	(23%)	$1,135,784	90%

General purpose DSP	78,321	8%	(31%)	113,400	9%
Other DSP	4,063	0%	(71%)	14,065	1%

Total digital signal processing	$82,384	9%	(35%)	$127,465	10%

Total revenue	$951,317	100%	(25%)	$1,263,249	100%

*	The sum of the individual percentages may not equal the total due to rounding.

The year-to-year decrease in revenue in the three- and six-month periods ended May 2, 2009, was due to declining demand in several markets that we serve, particularly the industrial and consumer end markets, as a result of an overall decline in the worldwide economy.
Revenue Trends by Geographic Region
Revenue by geographic region, based upon customer location, for the three- and six-month periods ended May 2, 2009 and May 3, 2008 was as follows:

	Three Months Ended		Six Months Ended
Region	May 2, 2009	May 3, 2008	May 2, 2009	May 3, 2008
United States	$97,055	$131,008	$204,387	$262,753
Rest of North and South America	20,456	24,127	39,753	45,145
Europe	120,855	174,759	248,600	331,466
Japan	71,535	128,247	144,269	252,483
China	99,345	99,431	189,057	180,726
Rest of Asia	65,502	91,768	125,251	190,676

Total revenue	$474,748	$649,340	$951,317	$1,263,249

In the three- and six-month periods ended May 2, 2009 the predominant countries comprising “Rest of North and South America” are Canada and Mexico; the predominant countries comprising “Europe” are Germany, Sweden, France and Italy; and the predominant countries comprising “Rest of Asia” are Taiwan and Korea.
In the three- and six-month periods ended May 3, 2008 the predominant countries comprising “Rest of North and South America” are Canada and Mexico; the predominant countries comprising “Europe” are Germany, France, the United Kingdom and Italy; and the predominant countries comprising “Rest of Asia” are Taiwan and Korea.
Sales declined in all geographic regions in the second quarter of fiscal 2009, as compared to the second quarter of fiscal 2008, with sales in Japan experiencing the largest decline. This decline in sales in Japan was principally attributable to an overall decline in the consumer end market as a result of the general drop in consumer spending attributable to the global financial market crisis. The decline in China was smaller than the decline in the other regions primarily due to the strong demand for our products used in the recent infrastructure build-out relating to the next generation of communication technology in that region.
Sales declined in all geographic regions, except China, in the first six months of fiscal 2009, as compared to the first six months of fiscal 2008. The increase in sales in China was primarily due to strong demand for our products used in the recent infrastructure build-out relating to the next generation of communication technology in that region.
Gross Margin

	Three Months Ended		Six Months Ended
	May 2, 2009	May 3, 2008	May 2, 2009	May 3, 2008
Gross margin	$261,552	$396,021	$530,554	$771,824
Gross margin %	55.1%	61.0%	55.8%	61.1%
Gross margin percentage was lower by 590 basis points in the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008 primarily as a result of a decrease in sales of $174.6 million and reduced operating levels in our manufacturing facilities that created adverse utilization variances. This decrease was partially offset by a better mix of products as revenues from higher-margin industrial and communications end markets declined less than our revenues from the consumer and computer end markets.

Gross margin percentage was lower by 530 basis points in the six months ended May 2, 2009 as compared to the six months ended May 3, 2008, primarily as a result of a decrease in sales of $311.9 million and reduced operating levels in our manufacturing facilities that created adverse utilization variances. This decrease was partially offset by a better mix of products as revenues from higher-margin industrial and communications end markets declined less than our revenues from the consumer and computer end markets.
Stock-Based Compensation Expense
As of May 2, 2009, the total compensation cost related to unvested awards not yet recognized in our statement of income was approximately $130.2 million (before tax consideration), which we will recognize over a weighted average period of 1.8 years. See Note 3 in the Notes to our Condensed Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q for further information regarding our adoption of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS 123R).
Research and Development

	Three Months Ended		Six Months Ended
	May 2, 2009	May 3, 2008	May 2, 2009	May 3, 2008
R&D expenses	$109,448	$134,653	$229,276	$264,192
R&D expenses as a % of revenue	23.1%	20.7%	24.1%	20.9%
Research and development, or R&D, expenses decreased $25.2 million, or 19%, in the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008, and decreased $34.9 million, or 13%, in the six months ended May 2, 2009 as compared to the six months ended May 3, 2008. These decreases were primarily the result of the actions we took to constrain or permanently reduce operating expenses as well as a result of a decrease in bonus expense, which is a variable expense linked to our overall profitability.
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
Selling, Marketing, General and Administrative

	Three Months Ended		Six Months Ended
	May 2, 2009	May 3, 2008	May 2, 2009	May 3, 2008
SMG&A expenses	$82,276	$104,183	$170,122	$204,534
SMG&A expenses as a % of revenue	17.3%	16.0%	17.9%	16.2%
Selling, marketing, general and administrative, or SMG&A, expenses decreased $21.9 million, or 21%, in the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008, and decreased $34.4 million, or 17%, in the six months ended May 2, 2009 as compared to the same period of fiscal 2008. These decreases were primarily the result of lower bonus expense, which is a variable expense linked to our overall profitability, lower commission expenses, which are variable expenses linked to our sales, and as a result of our actions taken to constrain or permanently reduce operating expenses.

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
     Consolidation of a Wafer Fabrication Facility in Limerick
During the fourth quarter of fiscal 2007, we recorded a special charge of $13.7 million as a result of our decision to only use eight-inch technology at our wafer fabrication facility in Limerick. Certain manufacturing processes and products produced on the Limerick facility’s six-inch production line have transitioned to our existing eight-inch production line in Limerick while others have transitioned to external foundries. The charge was for severance and fringe benefit costs recorded pursuant to SFAS 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, or SFAS 88, under our ongoing benefit plan for 150 manufacturing employees associated with this action. As of May 2, 2009, we still employed 9 of the 150 employees included in this action. Most of the production in the six-inch wafer fabrication facility has ceased and the remaining production is expected to cease during the second half of fiscal 2009, at which time the employment of the remaining affected employees will be terminated. These employees must continue to be employed by us until their employment is involuntarily terminated in order to receive the severance benefit. During the fourth quarter of 2008, we recorded an additional charge of $1.5 million related to this action, of which $1.2 million was an adjustment to our original estimate of the severance costs and $0.3 million was for clean-up and closure costs that we expensed as incurred. During the first quarter of fiscal 2009, we recorded an additional charge of $0.6 million for clean-up and closure costs that we expensed as incurred. During the second quarter of fiscal 2009, we recorded an additional charge of $0.6 million for clean-up and closure costs that we expensed as incurred. We do not expect to incur any further charges related to this action. We estimate that the closure of this facility will result in annual cost savings of approximately $25 million per year, which we expect to realize starting in the first quarter of fiscal 2010. We expect these annual savings will be in cost of sales, of which approximately $1 million relates to non-cash depreciation savings.
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
During the first quarter of fiscal 2009, we recorded an additional charge of $19.1 million related to this cost reduction action. Approximately $2.1 million of this charge was for lease obligation costs for facilities that we ceased using during the first quarter of fiscal 2009; approximately $0.8 million was for the write-off of property, plant and equipment; and approximately $0.6 million was for contract termination, clean-up and closure costs that we expensed as incurred. The remaining $15.6 million of this charge related to the severance and fringe benefit costs recorded pursuant to SFAS 88 under our ongoing benefit plan or statutory requirements at foreign locations for 221 manufacturing employees and 149 engineering and selling, marketing, general and administrative employees. As of May 2, 2009, we still employed 6 of the 370 employees included in this cost reduction action. These employees must continue to be employed by us until their employment is involuntarily terminated in order to receive the severance benefit.
During the second quarter of fiscal 2009, we recorded an additional charge of $11.3 million related to this cost reduction action. Approximately $0.1 million was for the write-off of property, plant and equipment; and approximately $0.3 million was for clean-up and closure costs that we expensed as incurred. The remaining $10.9 million of this charge related to the severance and fringe benefit costs recorded pursuant to SFAS 88 under our ongoing benefit plan or statutory requirements at foreign locations for 24 manufacturing employees and 153 engineering and selling, marketing, general and administrative employees. As of May 2, 2009, we still employed 62 of the 177 employees included in this cost reduction action. These employees must continue to be employed by us until their employment is involuntarily terminated in order to receive the severance benefit.
We believe this cost reduction action, which was substantially completed during the second quarter of fiscal 2009, will result in annual savings of approximately $36.4 million once fully implemented. We expect these annual savings will be realized as follows: approximately $31.6 million in SMG&A expenses and approximately $4.8 million in cost of sales. A portion of these savings is reflected in our results for the first six months of fiscal 2009 and the remainder of the savings will be fully reflected in our results during the second half of fiscal 2009.
     Closure of a Wafer Fabrication Facility in Cambridge
During the first quarter of fiscal 2009, we recorded a special charge of $22.1 million as a result of our decision to consolidate our Cambridge, Massachusetts wafer fabrication facility into our existing Wilmington, Massachusetts facility. In connection with the anticipated closure of this facility, we evaluated the recoverability of the facilities’ manufacturing assets and concluded that there was an impairment of approximately $12.9 million based on the revised period of intended use. The remaining $9.2 million was for severance and fringe benefit costs recorded pursuant to SFAS 88 under our ongoing benefit plan for 175 manufacturing employees and 9 selling, marketing, general and administrative employees associated with this action. As of May 2, 2009, we still employed all of the employees included in this action. We expect production to cease in the Cambridge fabrication facility during the fourth quarter of fiscal 2009, at which time the employment of the affected employees will be terminated. These employees must continue to be employed by us until their employment is involuntarily terminated in order to receive the severance benefit. We estimate that the closure of this facility will result in annual cost savings of approximately $41 million per year, expected to be fully realized starting in the third quarter of fiscal 2010. We expect these annual savings to be realized as follows: approximately $40.2 million in cost of sales, of which approximately $4.0 million relates to non-cash depreciation savings, and approximately $0.8 million in SMG&A expenses.
Operating Income from Continuing Operations

	Three Months Ended		Six Months Ended
	May 2, 2009	May 3, 2008	May 2, 2009	May 3, 2008
Operating income from continuing operations	$57,909	$157,185	$77,500	$303,098
Operating income from continuing operations as a % of revenue	12.2%	24.2%	8.1%	24.0%
The $99.3 million decrease in operating income from continuing operations in the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008 was primarily the result of a decrease in revenue of $174.6 million, a 590 basis point decrease in gross margin percentage, and a special charge of $11.9 million in the second quarter of fiscal 2009. This decrease in operating income from continuing operations was partially offset by a decrease in R&D and SMG&A expenses as more fully described above under the headings Research and Development and Selling, Marketing, General and Administrative.
The $225.6 million decrease in operating income from continuing operations in the six months ended May 2, 2009 as compared to the same period of fiscal 2008 was primarily the result of a decrease in revenue of $311.9 million, a 530 basis point decrease in gross margin percentage, and a special charge of $53.7 million in the first six months of fiscal 2009. This decrease in operating income from continuing operations was partially offset by a decrease in R&D and SMG&A expenses as more fully described above under the headings Research and Development and Selling, Marketing, General and Administrative.
Nonoperating (Income) Expense

	Three Months Ended		Six Months Ended
	May 2, 2009	May 3, 2008	May 2, 2009	May 3, 2008
Interest income	$(3,527)	$(10,669)	$(11,323)	$(23,195)
Other (income), expense net	(797)	114	(1,368)	287

Total nonoperating income	$(4,324)	$(10,555)	$(12,691)	$(22,908)

Nonoperating income was lower by $6.2 million in the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008 primarily due to lower interest income earned on investments as a result of lower interest rates in the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008.
Nonoperating income was lower by $10.2 million in the six months ended May 2, 2009 as compared to the same period of fiscal 2008 primarily due to lower interest income earned on investments as a result of lower interest rates in the first six months of fiscal 2009 as compared to the first six months of fiscal 2008.
Provision for Income Taxes

	Three Months Ended		Six Months Ended
	May 2, 2009	May 3, 2008	May 2, 2009	May 3, 2008
Provision for income taxes	$10,479	$37,848	$13,852	$74,266
Effective income tax rate	16.8%	22.6%	15.4%	22.8%
Our effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where our income is earned. Our effective tax rate for the second quarter of fiscal 2009 was lower compared to our effective tax rate for the second quarter of fiscal 2008 primarily as a result of our recording a special charge of $11.9 million in the second quarter of fiscal 2009, a portion of which provided a tax benefit at the higher U.S. tax rate.
Our effective tax rate for the first six months of fiscal 2009 was lower compared to our effective tax rate for the first six months of fiscal 2008 primarily as a result of our recording special charges of $53.7 million in the first six months of fiscal 2009, a portion of which provided a tax benefit at the higher U.S. tax rate.
Income from Continuing Operations, net of tax

	Three Months Ended		Six Months Ended
	May 2, 2009	May 3, 2008	May 2, 2009	May 3, 2008
Income from continuing operations, net of tax	$51,754	$129,892	$76,339	$251,740
Income from continuing operations, net of tax as a % of revenue	10.9%	20.0%	8.0%	19.9%
Diluted EPS from continuing operations	$0.18	$0.44	$0.26	$0.84
Income from continuing operations, net of tax, in the second quarter of fiscal 2009 was lower than in the second quarter of fiscal 2008 by approximately $78.1 million primarily as a result of the $99.3 million decrease in operating income that was partially offset by a lower provision for income taxes in the second quarter of fiscal 2009.
Income from continuing operations, net of tax, in the first six months of fiscal 2009 was lower than in the first six months of fiscal 2008 by approximately $175.4 million primarily as a result of the $225.6 million decrease in operating income that was partially offset by a lower provision for income taxes in the first six months of fiscal 2009.

Discontinued Operations

	Three Months Ended		Six Months Ended
	May 2, 2009	May 3, 2008	May 2, 2009	May 3, 2008
Income from discontinued operations, net of tax	$—	$3,194	$364	$5,082
Gain on sale of discontinued operations, net of tax	—	—	—	246,983

Total income from discontinued operations, net of tax	$—	$3,194	$364	$252,065

Diluted EPS from discontinued operations	$—	$0.01	$0.00	$0.84

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
Orders to ADI and our distributors recovered in the second quarter of fiscal 2009 as compared to the first quarter of fiscal 2009, as customer inventory reductions subsided. Our book-to-bill ratio for the second quarter of fiscal 2009, as measured by end customer bookings, was slightly above one for the first time since the third quarter of fiscal 2008, and our third quarter of fiscal 2009 opening backlog increased from the second quarter of fiscal 2009. In addition, order levels were stable throughout the second quarter of fiscal 2009 and have remained at these levels through the first two weeks of May 2009. Nevertheless, lead times remain short and we are still receiving a significant portion of our new orders for delivery in the current quarter, thereby limiting visibility.
We are planning for revenues in the third quarter of fiscal 2009 to be approximately flat on a sequential basis. We plan to continue to reduce inventories in the third quarter of fiscal 2009, and to keep tight control over operating expenses. As a result, we expect gross margins to be approximately 54% to 55%, depending on end market revenue mix and factory utilization, and are planning for operating expenses to remain approximately flat sequentially. In addition, we expect our tax rate to be approximately 21% for the remainder of the fiscal year. As a result, we are planning for diluted EPS from continuing operations for the third quarter of fiscal 2009 to be approximately $0.17 to $0.19.
Liquidity and Capital Resources

	Six Months Ended
	May 2, 2009	May 3, 2008
Net cash provided by operations	$135,906	$330,963
Net cash provided by operations as a % of revenue	14.3%	26.2%
At May 2, 2009, cash, cash equivalents and short-term investments totaled $1,285.5 million, a decrease of $24.2 million from the fourth quarter of fiscal 2008. The primary source of funds for the first six months of fiscal 2009 was net cash generated from operating activities of $135.9 million. The principal uses of funds for the first six months of fiscal 2009 were dividend payments of $116.4 million and capital expenditures of $34.3 million.

	May 2, 2009	November 1, 2008
Accounts receivable	$228,520	$315,290
Days sales outstanding	44	44

Inventory	$304,834	$314,629
Days cost of sales in inventory	130	112
Accounts receivable at May 2, 2009 decreased $86.8 million, or 28%, from the end of the fourth quarter of fiscal 2008. The decrease in receivables was primarily the result of lower revenue in the second quarter of fiscal 2009 as compared to the fourth quarter of fiscal 2008.
Inventory at May 2, 2009 decreased by $9.8 million, or 3%, from the end of the fourth quarter of fiscal 2008. The decrease in inventory, despite a decline in sales, is primarily a result of significant reductions in external manufacturing spending and additional factory shutdowns during the first six months of fiscal 2009.
Net additions to property, plant and equipment were $34.3 million in the first six months of fiscal 2009 and were funded with a combination of cash on hand and cash generated from operations. We expect capital expenditures to be approximately $58 million in fiscal 2009.
On May 18, 2009, our Board of Directors declared a cash dividend of $0.20 per outstanding share of our common stock. The dividend is payable on June 17, 2009 to shareholders of record on May 29, 2009 and is expected to be approximately $58 million in the aggregate. We expect quarterly dividends to continue at $0.20 per share, although they remain subject to declaration or change by our Board of Directors. The payment of future dividends, if any, will be based on several factors including our financial performance, outlook and liquidity.
At May 2, 2009, our principal source of liquidity was $1,285.5 million of cash and cash equivalents and short-term investments. As of May 2, 2009, approximately $60.6 million of our cash and cash equivalents and short-term investments were held in the United States. The balance of our cash and cash equivalents and short-term investments was held outside the United States in various foreign subsidiaries. As we intend to reinvest certain of our foreign earnings indefinitely, this cash held outside the United States is not available to meet certain of our cash requirements in the United States, including for cash dividends and common stock repurchases. As a result, we entered into a five-year $165 million unsecured revolving credit facility in May 2008 in order to satisfy potential shortfalls of cash required in the United Sates. To date, we have not borrowed under this credit facility but we may borrow in the future and use the proceeds for support of commercial paper issuance, stock repurchases, dividend payments, acquisitions, capital expenditures, working capital and other lawful corporate purposes.
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
Contractual Obligations
During the first six months of fiscal 2009, we distributed approximately $26 million from our Deferred Compensation Plan as a result of elections made by plan participants under the provisions of our Deferred Compensation Plan. These amounts represented compensation and/or stock option gains previously deferred by those participants pursuant to the terms of our Deferred Compensation Plan. The amounts distributed during fiscal 2009 were previously reflected in the “More than 5 Years” column of the contractual obligations table contained in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended November 1, 2008 because at that time we could not reasonably estimate the timing of such withdrawals. There have not been any other material changes in the second quarter of fiscal 2009 to the amounts presented in the table summarizing our contractual obligations included in our Annual Report on Form 10-K for the year ended November 1, 2008.

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
Critical Accounting Policies and Estimates
There were no material changes in the second quarter of fiscal 2009 to the information provided under the heading “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended November 1, 2008.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the second quarter of fiscal 2009 in the information provided under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” set forth in our Annual Report on Form 10-K for the year ended November 1, 2008.
ITEM 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Analog’s disclosure controls and procedures as of May 2, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of May 2, 2009, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in Internal Control over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended May 2, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1A. Risk Factors
Set forth below and elsewhere in this report and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. The description below includes any material changes to and supersedes the description of the risk factors affecting our business previously discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended November 1, 2008 and “Part II, Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.
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
Changes in our effective tax rate may impact our results of operations
A number of factors may increase our future effective tax rate, including: the jurisdictions in which profits are earned and taxed; the resolution of issues arising from tax audits with various tax authorities; changes in the valuation of our deferred tax assets and liabilities; adjustments to income taxes upon finalization of various tax returns; increases in expenses not deductible for tax purposes, including write-offs of acquired in-process research and development and impairments of goodwill in connection with acquisitions; changes in available tax credits; and changes in tax laws or the interpretation of such tax laws. Any significant increase in our future effective tax rates could adversely impact our net income for future periods.
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
We face intense technological and pricing competition in the semiconductor industry, and we expect this competition to increase in the future. Many other companies offer products that compete with our products. Some have greater financial, manufacturing, technical and marketing resources than we have. Some of our competitors may have more advantageous supply or development relationships with our current and potential customers or suppliers. Our competitors also include emerging companies selling specialized products in markets we serve. Competition is generally based on design and quality of products, product performance, features and functionality, and product pricing, availability and capacity, with the relative importance of these factors varying among products, markets and customers. Existing or new competitors may develop products or technologies that more effectively address the demands of our customers and markets with enhanced performance, features and functionality, lower power requirements, greater levels of integration or lower cost. Increased competition in certain markets has resulted in and may continue to result in declining average selling prices, reduced gross margins and loss of market share in those markets. There can be no assurance that we will be able to compete successfully in the future against existing or new competitors, or that our operating results will not be adversely affected by increased competition.
We rely on third-party subcontractors and manufacturers for some industry-standard wafers and assembly and test services, and generally cannot control their availability or conditions of supply.
We rely, and plan to continue to rely, on assembly and test subcontractors and on third-party wafer fabricators to supply most of our wafers that can be manufactured using industry-standard submicron processes. This reliance involves several risks, including reduced control over availability, capacity utilization, delivery schedules, manufacturing yields, quality assurance and costs. Additionally, we utilize a limited number of third-party wafer fabricators, primarily Taiwan Semiconductor Manufacturing Company, or TSMC. These suppliers manufacture components in accordance with our proprietary designs and specifications. In addition, these suppliers often provide manufacturing services to our competitors and therefore periods of increased industry demand may result in capacity constraints. If these suppliers are unable or unwilling to manufacture and deliver sufficient quantities of components to us on the time schedule and of the quality that we require, we may be forced to seek to engage additional or replacement suppliers, which could result in additional expenses and delays in product development or shipment of product to our customers. Approximately 43% of our revenue for the first six months of fiscal 2009 and approximately 44% of our fiscal year 2008 revenue was from products fabricated at third-party wafer-fabrication facilities, primarily TSMC.
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
We have significant operations and manufacturing facilities outside the United States, including in Ireland and the Philippines. During the first six months of fiscal 2009, approximately 79% of our revenue was derived from customers in international markets. Although we engage in hedging transactions to reduce our exposure to currency exchange rate fluctuations, there can be no assurance that our competitive position will not be adversely affected by changes in the exchange rate of the United States dollar against other currencies. Potential interest rate increases, as well as high energy costs, could have an adverse impact on industrial and consumer spending patterns and could adversely impact demand for our products. While a majority of our cash is generated outside the United States, we require a substantial amount of cash in the United Sates for operating requirements, stock repurchases, cash dividends and acquisitions. If we are unable to address our U.S. cash requirements through operations, by efficient and timely repatriations of overseas cash, through borrowings under our current credit facility or from other sources of cash obtained at an acceptable cost, our business strategies and operating results could be adversely affected.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares
	Total Number of		Part of Publicly	that May Yet Be
	Shares Purchased	Average Price Paid	Announced Plans or	Purchased Under the
Period	(a)	Per Share (b)	Programs (c)	Plans or Programs
February 1, 2009 through February 28, 2009	82,532	$20.93	82,532	$93,160,091
March 1, 2009 through March 28, 2009	33,692	$19.94	29,613	$92,568,341
March 29, 2009 through May 2, 2009	26,532	$29.09	26,532	$91,796,597

Total	142,756	$22.21	138,677	$91,796,597

(a)	Includes 4,079 shares surrendered to us by employees to satisfy their tax obligations upon vesting of restricted stock granted to our employees under our equity compensation plans.

(b)	The average price paid per share of stock repurchased under our stock repurchase program includes the commissions paid to the brokers.

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
ITEM 4. Submission of Matters to a Vote of Security Holders
At our Annual Meeting of Shareholders held on March 10, 2009, the following matters were acted upon by our shareholders:
1.	The election of three Class I Directors for the ensuing three years;

2.	The ratification of the selection of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending October 31, 2009; and

3.	To act upon a shareholder proposal to de-classify our Board of Directors.
The results of the voting on each of the matters presented to shareholders at the Annual Meeting are set forth below:

	VOTES	VOTES		BROKER
	FOR	AGAINST	ABSTENTIONS	NON-VOTES
1. Election of three Class I Directors:
James A. Champy	235,356,506	7,745,008	1,371,366	N.A.
Yves-Andre Istel	238,402,967	4,706,451	1,363,462	N.A.
Neil Novich	238,746,415	4,388,998	1,337,467	N.A.
Kenton J. Sicchitano	239,255,640	3,972,553	1,244,686	N.A.

2. Ratification of Ernst & Young LLP	238,982,598	5,067,336	433,914	N.A.

3. Shareholder proposal to de-classify our Board of Directors	184,354,885	35,451,045	887,397	23,790,521
The other directors of the Company, whose terms of office as directors continued after the Annual Meeting, are John L. Doyle, Paul J. Severino, Ray Stata, Jerald G. Fishman, John C. Hodgson and F. Grant Saviers.
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

ANALOG DEVICES, INC.
Date: May 19, 2009	By:	/s/ Jerald G. Fishman
Jerald G. Fishman
President and Chief Executive Officer (Principal Executive Officer)

Date: May 19, 2009	By:	/s/ David A. Zinsner
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