Form 10-Q
period 2009-08-01
ANALOG DEVICES INC
filed 2009-08-18
CIK 6281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2009
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on it corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) YES ☑ NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☑
     As of August 1, 2009 there were 291,549,108 shares of Common Stock, $0.16 2/3 par value per share, outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
ITEM 4. Controls and Procedures
PART II — OTHER INFORMATION
ITEM 1A. Risk Factors
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
ITEM 4. Submission of Matters to a Vote of Security Holders
ITEM 6. Exhibits
SIGNATURES
Exhibit Index
EX-4.1 Indenture, by and among the Company and The Bank of New York Mellon Trust Company
EX-10.1 Second Amendment to 2006 Stock Incentive Plan of Analog Devices, Inc.
EX-31.1 CEO Certification Pursuant to Section 302
EX-31.2 CFO Certification Pursuant to Section 302
EX-32.1 CEO Certification Pursuant to Section 906
EX-32.2 CFO Certification Pursuant to Section 906
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(thousands, except per share amounts)

	Three Months Ended
	August 1, 2009	August 2, 2008
Revenue	$491,991	$658,986
Cost of sales (1)	225,762	257,192

Gross margin	266,229	401,794
Operating expenses:
Research and development (1)	107,578	135,837
Selling, marketing, general and administrative (1)	79,706	104,767

	187,284	240,604

Operating income	78,945	161,190
Nonoperating (income) expense:
Interest expense	1,368	—
Interest income	(2,558)	(8,205)
Other, net	108	664

	(1,082)	(7,541)

Income from continuing operations before income taxes	80,027	168,731

Provision for income taxes	14,567	39,536

Income from continuing operations, net of tax	65,460	129,195

Discontinued operations, net of tax:
Income from discontinued operations	—	5,611
Gain on sale of discontinued operations	—	3,802

Total income from discontinued operations, net of tax	—	9,413

Net income	$65,460	$138,608

Shares used to compute earnings per share — basic	291,387	290,376

Shares used to compute earnings per share — diluted	293,084	295,001

Basic earnings per share from continuing operations	$0.22	$0.44

Basic earnings per share	$0.22	$0.48

Diluted earnings per share from continuing operations	$0.22	$0.44

Diluted earnings per share	$0.22	$0.47

Dividends declared and paid per share	$0.20	$0.20

(1) Includes stock-based compensation expense as follows:

Cost of sales	$1,942	$1,943
Research and development	$5,508	$6,178
Selling, marketing, general and administrative	$4,565	$5,452
See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(thousands, except per share amounts)

	Nine Months Ended
	August 1, 2009	August 2, 2008
Revenue	$1,443,308	$1,922,235
Cost of sales (1)	646,525	748,617

Gross margin	796,783	1,173,618
Operating expenses:
Research and development (1)	336,854	400,029
Selling, marketing, general and administrative (1)	249,828	309,301
Special charges	53,656	—

	640,338	709,330

Operating income	156,445	464,288
Nonoperating (income) expense:
Interest expense	1,368	—
Interest income	(13,881)	(31,400)
Other, net	(1,260)	951

	(13,773)	(30,449)

Income from continuing operations before income taxes	170,218	494,737

Provision for income taxes	28,419	113,802

Income from continuing operations, net of tax	141,799	380,935

Discontinued operations, net of tax:
Income from discontinued operations	364	10,693
Gain on sale of discontinued operations	—	250,785

Total income from discontinued operations, net of tax	364	261,478

Net income	$142,163	$642,413

Shares used to compute earnings per share — basic	291,267	293,302

Shares used to compute earnings per share — diluted	292,259	298,207

Basic earnings per share from continuing operations	$0.49	$1.30

Basic earnings per share	$0.49	$2.19

Diluted earnings per share from continuing operations	$0.49	$1.28

Diluted earnings per share	$0.49	$2.15

Dividends declared and paid per share	$0.60	$0.56

(1) Includes stock-based compensation expense as follows:

Cost of sales	$5,334	$5,802
Research and development	$16,880	$17,810
Selling, marketing, general and administrative	$13,778	$15,580
See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands)

	August 1, 2009	November 1, 2008
Assets

Cash and cash equivalents	$632,715	$593,599
Short-term investments	1,091,729	716,087
Accounts receivable, net	244,025	315,290
Inventory (1):
Raw materials	14,251	15,350
Work in process	192,292	200,436
Finished goods	69,529	98,843

	276,072	314,629
Deferred tax assets	76,683	102,676
Deferred compensation plan investments	1,282	942
Prepaid expenses and other current assets	37,127	40,460
Current assets of discontinued operations	—	5,894

Total current assets	2,359,633	2,089,577

Property, plant and equipment, at cost:
Land and buildings	394,200	378,187
Machinery and equipment	1,501,942	1,512,984
Office equipment	58,924	63,071
Leasehold improvements	66,452	65,247

	2,021,518	2,019,489
Less accumulated depreciation and amortization	1,529,954	1,452,050

Net property, plant and equipment	491,564	567,439

Deferred compensation plan investments	7,078	31,099
Other investments	1,677	955
Goodwill	247,347	235,175
Intangible assets, net	8,816	12,300
Deferred tax assets	71,249	65,949
Other assets	30,750	26,461
Non-current assets of discontinued operations	62,037	62,037

Total other assets	428,954	433,976

	$3,280,151	$3,090,992

(1)	Includes $2,503 and $2,632 related to stock-based compensation at August 1, 2009 and November 1, 2008, respectively.
See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands, except share amounts)

	August 1, 2009	November 1, 2008
Liabilities and Shareholders’ Equity

Accounts payable	$94,787	$130,451
Deferred income on shipments to distributors, net	123,876	175,358
Income taxes payable	13,951	52,546
Deferred compensation plan liability	1,282	942
Accrued liabilities	118,830	191,307
Current liabilities of discontinued operations	1,200	18,454

Total current liabilities	353,926	569,058

Long-term debt	374,926	—
Deferred income taxes	20,827	14,310
Deferred compensation plan liability	7,076	31,800
Other non-current liabilities	65,031	55,561

Total non-current liabilities	467,860	101,671

Commitments and contingencies

Shareholders’ Equity

Preferred stock, $1.00 par value, 471,934 shares authorized, none outstanding	—	—
Common stock, $0.16 2/3 par value, 1,200,000,000 shares authorized, 291,549,108 shares issued and outstanding (291,193,451 on November 1, 2008)	48,592	48,533
Capital in excess of par value	—	—
Retained earnings	2,426,580	2,419,908
Accumulated other comprehensive loss	(16,807)	(48,178)

Total shareholders’ equity	2,458,365	2,420,263

	$3,280,151	$3,090,992

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(thousands)

	Nine Months Ended
	August 1, 2009	August 2, 2008
Cash flows from operating activities:
Net income	$142,163	$642,413
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	102,495	108,061
Amortization of intangibles	5,227	7,476
Stock-based compensation expense	35,992	36,895
Gain on sale of business	—	(250,785)
Income tax payments related to gain on sale of businesses	(4,105)	(67,283)
Deferred income taxes	(221)	(7,660)
Excess tax benefit-stock options	(5)	(12,967)
Non-cash portion of special charge	13,768	—
Other non-cash activity	1,299	1,306
Changes in operating assets and liabilities	(27,143)	69,654

Total adjustments	127,307	(115,303)

Net cash provided by operating activities	269,470	527,110

Cash flows from investing activities:
Purchases of short-term available-for-sale investments	(1,914,428)	(1,551,019)
Maturities of short-term available-for-sale investments	1,535,941	1,348,947
Net (expenditures) proceeds from sales of businesses (See Note 15)	(1,340)	403,181
Additions to property, plant and equipment	(39,706)	(110,031)
Payments for acquisitions	(8,360)	(3,146)
(Increase) decrease in other assets	(5,750)	1,532

Net cash (used) provided by investing activities	(433,643)	89,464

Cash flows from financing activities:
Proceeds from issuance of long-term debt	370,350	—
Dividend payments to shareholders	(174,662)	(164,425)
Repurchase of common stock	(3,762)	(552,380)
Increase in liability from common stock repurchases	—	139
Net proceeds from employee stock plans	8,740	83,005
Excess tax benefit-stock options	5	12,967
Credit facility fees	—	(600)

Net cash provided (used) for financing activities	200,671	(621,294)

Effect of exchange rate changes on cash	2,618	(1,796)

Net increase (decrease) in cash and cash equivalents	39,116	(6,516)
Cash and cash equivalents at beginning of period	593,599	424,972

Cash and cash equivalents at end of period	$632,715	$418,456

See accompanying notes.

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED AUGUST 1, 2009
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
The Company sold its baseband chipset business and related support operations (Baseband Chipset Business) to MediaTek Inc. and sold its CPU voltage regulation and PC thermal monitoring business to certain subsidiaries of ON Semiconductor Corporation during the first quarter of fiscal 2008. The Company has reflected the financial results of these businesses as discontinued operations in the consolidated statements of income for all periods presented. The assets and liabilities of these businesses are reflected as assets and liabilities of discontinued operations in the consolidated balance sheets as of August 1, 2009 and November 1, 2008.
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
As of August 1, 2009 and November 1, 2008, the Company had gross deferred revenue of $204.1 million and $279.3 million, respectively, and gross deferred cost of sales of $80.2 million and $103.9 million, respectively. Deferred income on shipments to distributors as of August 1, 2009 was lower than the amount as of November 1, 2008 by $51.5 million, as a result of the distributors’ sales to their customers in the first nine months of fiscal 2009 exceeding the Company’s shipments to its distributors during this same time period.
Shipping costs are charged to cost of sales as incurred.
The Company generally offers a 12-month warranty for its products. The Company’s warranty policy provides for replacement of the defective product. Specific accruals are recorded for known product warranty issues. Product warranty expenses during both of the three- and nine-month periods ended August 1, 2009 and August 2, 2008 were not material.
Note 3 — Stock-Based Compensation
Grant-Date Fair Value — The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. Information pertaining to the Company’s stock option awards and the related estimated weighted-average assumptions to calculate the fair value of stock options granted during the three- and nine-month periods ended August 1, 2009 and August 2, 2008 are as follows:

	Three Months Ended		Nine Months Ended
Stock Options	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008

Options granted (in thousands)	35	67	5,650	5,733
Weighted-average exercise price per share	$22.96	$31.96	$19.60	$29.89
Weighted-average grant-date fair value per share	$6.26	$9.07	$7.42	$7.91
Assumptions:
Weighted-average expected volatility	39.2%	35.1%	58.9%	32.2%
Weighted-average expected term (in years)	5.3	5.1	5.3	5.1
Risk-free interest rate	2.4%	3.3%	1.7%	3.3%
Expected dividend yield	3.5%	2.5%	4.1%	2.4%
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
          Stock-Based Compensation Expense
The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, (SFAS 123R), requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock-based award. Based on an analysis of its historical forfeitures, the Company has applied an annual forfeiture rate of 4.3% to all unvested stock-based awards as of August 1, 2009. The rate of 4.3% represents the portion that is expected to be forfeited each year over the vesting period. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.
          Stock-Based Compensation Activity
A summary of the activity under the Company’s stock option plans as of August 1, 2009 and changes during the three- and nine-month periods then ended is presented below:

			Weighted-
			Average
	Options	Weighted-	Remaining	Aggregate
	Outstanding	Average Exercise	Contractual	Intrinsic
Activity during the Three Months Ended August 1, 2009	(in thousands)	Price Per Share	Term in Years	Value

Options outstanding at May 2, 2009	72,832	$35.29
Options granted	35	$22.96
Options exercised	(305)	$19.07
Options forfeited	(166)	$31.05
Options expired	(488)	$39.52

Options outstanding at August 1, 2009	71,908	$35.34	4.5	$88,898

Options exercisable at August 1, 2009	53,249	$37.30	3.4	$45,067

Options vested or expected to vest at August 1, 2009 (1)	70,666	$35.49	4.5	$84,555

(1)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

		Weighted-Average
		Exercise Price Per
Activity during the Nine Months Ended August 1, 2009	Options Outstanding	Share

Options outstanding at November 1, 2008	70,340	$36.63
Options granted	5,650	$19.60
Options exercised	(488)	$18.15
Options forfeited	(832)	$33.52
Options expired	(2,762)	$39.77

Options outstanding at August 1, 2009	71,908	$35.34

During the three and nine months ended August 1, 2009, the total intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) was $1.8 million and $2.5 million, respectively, and the total amount of proceeds received from exercise of these options was $5.8 million and $8.8 million, respectively. Proceeds from stock option exercises pursuant to employee stock plans in the Company’s statement of cash flows during the nine months ended August 1, 2009 of $8.7 million, is net of the value of shares surrendered by employees to satisfy employee tax obligations upon vesting of restricted stock or restricted stock units and in connection with the exercise of stock options granted to the Company’s employees under the Company’s equity compensation plans. The withholding amount is based on the Company’s minimum statutory withholding requirement pursuant to SFAS 123R. The total grant-date fair value of stock options that vested during the three and nine months ended August 1, 2009 was approximately $0.7 million and $72.8 million, respectively.
During the three and nine months ended August 2, 2008, the total intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) was $18.0 million and $94.5 million, respectively, and the total amount of cash received from exercise of these options was $20.9 million and $89.4 million, respectively. Proceeds from stock option exercises pursuant to employee stock plans in the Company’s statement of cash flows during the nine months ended August 2, 2008 of $83.0 million, is net of the value of shares surrendered by employees to satisfy employee tax obligations upon vesting of restricted stock or restricted stock units and in connection with the exercise of stock options granted to the Company’s employees under the Company’s equity compensation plans. The total grant-date fair value of stock options that vested during the three and nine months ended August 2, 2008 was approximately $0.9 million and $76.6 million, respectively.
A summary of the Company’s restricted stock and restricted stock unit award activity as of August 1, 2009 and changes during the three- and nine-month periods then ended is presented below:

	Restricted	Weighted-
	Shares and/ or	Average Grant
	Units	Date Fair Value
Activity during the Three Months Ended August 1, 2009	Outstanding	Per Share

Non-vested shares outstanding at May 2, 2009	146	$25.02
Restrictions lapsed	(3)	$33.53

Non-vested shares outstanding at August 1, 2009	143	$24.80

	Restricted
	Shares and/ or	Weighted-
	Units	Average Grant
	Outstanding	Date Fair Value
Activity during the Nine Months Ended August 1, 2009	(in thousands)	Per Share

Non-vested shares outstanding at November 1, 2008	92	$31.80
Awards and/or units granted	73	$19.44
Restrictions lapsed	(19)	$35.85
Forfeited	(3)	$36.55

Non-vested shares outstanding at August 1, 2009	143	$24.80

As of August 1, 2009, there was $116.9 million (before tax consideration) of total unrecognized compensation cost related to unvested share-based awards, including stock options, restricted stock and restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.7 years.

Note 4 — Comprehensive Income
Components of comprehensive income include net income and certain transactions that have generally been reported in the consolidated statement of shareholders’ equity and consist of the following:

	Three Months Ended
	August 1, 2009	August 2, 2008
Income from continuing operations, net of tax	$65,460	$129,195

Foreign currency translation adjustments	5,629	(2,796)

Change in unrealized holding losses (net of taxes of $2 and $76, respectively) on securities classified as short-term investments	(12)	(337)

Change in unrealized holding gains (losses) (net of taxes of $211 and $640, respectively) on securities classified as other investments	391	(1,189)

Change in unrealized gains (losses) (net of taxes of $1,336 and $298, respectively) on derivative instruments designated as cash flow hedges	8,013	(1,960)

Pension plans
Transition (obligation) asset	(19)	7
Net actuarial (loss) gain	(643)	959

Other comprehensive income (loss)	13,359	(5,316)

Comprehensive income from continuing operations	78,819	123,879

Income from discontinued operations, net of tax	—	9,413

Comprehensive income	$78,819	$133,292

	Nine Months Ended
	August 1, 2009	August 2, 2008
Income from continuing operations, net of tax	$141,799	$380,935

Foreign currency translation adjustments	9,803	(9,971)

Change in unrealized holding (losses) gains (net of taxes of $352 and $124, respectively) on securities classified as short-term investments	(2,493)	757

Change in unrealized holding gains (net of taxes of $265 and $336, respectively) on securities classified as other investments	491	624

Change in unrealized gains (losses) (net of taxes of $3,837 and $695, respectively) on derivative instruments designated as cash flow hedges	25,140	(4,574)

Pension plans
Prior service cost	1	—
Transition (obligation) asset	(27)	8
Net actuarial (loss) gain	(1,544)	1,240

Other comprehensive income (loss)	31,371	(11,916)

Comprehensive income from continuing operations	173,170	369,019

Income from discontinued operations, net of tax	364	261,478

Comprehensive income	$173,534	$630,497

The components of accumulated other comprehensive income at August 1, 2009 and November 1, 2008 consisted of the following:

	August 1, 2009	November 1, 2008
Foreign currency translation adjustment	$(12,513)	$(22,316)
Unrealized gains on available-for-sale securities	981	2,984
Unrealized losses on available-for-sale securities(1)	(537)	(538)
Unrealized gains (losses) on derivative instruments	4,877	(20,263)
Pension plans
Prior service cost	(4)	(5)
Transition obligation	(42)	(15)
Net actuarial loss	(9,569)	(8,025)

Total accumulated other comprehensive loss	$(16,807)	$(48,178)

(1)	The fair value of investments with unrealized losses as of August 1, 2009 and November 1, 2008 was $1,225 million and $0.1 million, respectively.
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

	Three Months Ended
	August 1, 2009	August 2, 2008
Income from continuing operations, net of tax	$65,460	$129,195
Total income from discontinued operations, net of tax	—	9,413

Net income	$65,460	$138,608

Basic shares:
Weighted-average shares outstanding	291,387	290,376

Earnings per share-basic:
Income from continuing operations, net of tax	$0.22	$0.44
Total income from discontinued operations, net of tax	—	0.03

Net income (1)	$0.22	$0.48

Diluted shares:
Weighted-average shares outstanding	291,387	290,376
Assumed exercise of common stock equivalents	1,697	4,625

Weighted-average common and common equivalent shares	293,084	295,001

Earnings per share-diluted:
Income from continuing operations, net of tax	$0.22	$0.44
Total income from discontinued operations, net of tax	—	0.03

Net income (1)	$0.22	$0.47

Anti-dilutive common stock equivalents related to outstanding stock options	60,279	51,271

(1)	The sum of the individual per share amounts may not equal the total due to rounding.

	Nine Months Ended
	August 1, 2009	August 2, 2008
Income from continuing operations, net of tax	$141,799	$380,935
Total income from discontinued operations, net of tax	364	261,478

Net income	$142,163	$642,413

Basic shares:
Weighted-average shares outstanding	291,267	293,302

Earnings per share-basic:
Income from continuing operations, net of tax	$0.49	$1.30
Total income from discontinued operations, net of tax	0.00	0.89

Net income (1)	$0.49	$2.19

Diluted shares:
Weighted-average shares outstanding	291,267	293,302
Assumed exercise of common stock equivalents	992	4,905

Weighted-average common and common equivalent shares	292,259	298,207

Earnings per share-diluted:
Income from continuing operations, net of tax	$0.49	$1.28
Total income from discontinued operations, net of tax	0.00	0.88

Net income (1)	$0.49	$2.15

Anti-dilutive common stock equivalents related to outstanding stock options	63,967	55,261

(1)	The sum of the individual per share amounts may not equal the total due to rounding.

Note 6 — Special Charges
A summary of the Company’s special charges is as follows:

		Reorganization	Consolidation			Closure of
	Closure of Wafer	of Product	of a Wafer	Reduction of	Reduction	Wafer
	Fabrication	Development	Fabrication	Overhead	of	Fabrication
	Facility	and	Facility in	Infrastructure	Operating	Facility	Total Special
Income Statement	in Sunnyvale	Support Programs	Limerick	Costs	Costs	in Cambridge	Charges
Fiscal 2005 Charges:
Workforce reductions	$20,315	$11,165	$—	$—	$—	$—	$31,480

Total Fiscal 2005 Charges	$20,315	$11,165	$—	$—	$—	$—	$31,480

Fiscal 2006 Charges:
Facility closure costs	—	554	—	—	—	—	554
Abandonment of equipment	—	459	—	—	—	—	459
Other items	—	462	—	—	—	—	462
Change in estimate	(2,029)	—	—	—	—	—	(2,029)
Workforce reductions	—	2,344	—	—	—	—	2,344

Total Fiscal 2006 Charges	$(2,029)	$3,819	$—	$—	$—	$—	$1,790

Fiscal 2007 Charges:
Facility closure costs	10,288	—	—	—	—	—	10,288
Workforce reductions	—	4,165	13,748	10,711	—	—	28,624
Other items	—	859	—	1,637	—	—	2,496
Change in estimate	—	(913)	—	—	—	—	(913)

Total Fiscal 2007 Charges	$10,288	$4,111	$13,748	$12,348	$—	$—	$40,495

Fiscal 2008 Charges:
Workforce reductions	—	—	—	—	1,627	—	1,627
Change in estimate	—	—	1,461	—	—	—	1,461

Total Fiscal 2008 Charges	$—	$—	$1,461	$—	$1,627	$—	$3,088

Fiscal 2009 Charges:
Workforce reductions	—	—	—	—	26,583	9,203	35,786
Facility closure costs	—	—	1,191	—	2,411	—	3,602
Non-cash impairment charge	—	—	—	—	839	12,929	13,768
Other items	—	—	—	—	500	—	500

Total Fiscal 2009 Charges	$—	$—	$1,191	$—	$30,333	$22,132	$53,656

						Closure of
		Reorganization	Consolidation			Wafer
		of Product	of a Wafer	Reduction of		Fabrication
	Closure of Wafer	Development and	Fabrication	Overhead	Reduction of	Facility
	Fabrication Facility	Support	Facility in	Infrastructure	Operating	in	Total Special
Balance Sheet	in Sunnyvale	Programs	Limerick	Costs	Costs	Cambridge	Charges
Balance at November 1, 2008	$1,747	$1,415	$11,754	$1,764	$1,501	$—	$18,181

Fiscal 2009 special charges	—	—	550	—	19,055	22,132	41,737
Severance payments	—	(168)	(9,916)	(676)	(6,882)	—	(17,642)
Facility closure costs	(392)	(17)	(550)	—	(130)	—	(1,089)
Non-cash impairment charge	—	—	—	—	(764)	(12,929)	(13,693)
Effect of foreign currency on accrual	—	(1)	324	3	3	—	329

Balance at January 31, 2009	$1,355	$1,229	$2,162	$1,091	$12,783	$9,203	$27,823

Fiscal 2009 special charges	—	—	641	—	11,278	—	11,919
Severance payments	—	(126)	(881)	(376)	(6,144)	—	(7,527)
Facility closure costs	(414)	—	(45)	—	(445)	—	(904)
Non-cash impairment charge	—	—	—	—	(75)	—	(75)
Other items	—	—	—	—	(198)	—	(198)
Effect of foreign currency on accrual	—	—	(141)	51	(28)	—	(118)

Balance at May 2, 2009	$941	$1,103	$1,736	$766	$17,171	$9,203	$30,920

Severance payments	—	(229)	(1,193)	(190)	(5,662)	—	(7,274)
Facility closure costs	(386)	(9)	—	—	(652)	—	(1,047)
Other items	—	—	—	—	(52)	—	(52)
Effect of foreign currency on accrual	—	53	130	(3)	38	—	218

Balance at August 1, 2009	$555	$918	$673	$573	$10,843	$9,203	$22,765

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
     Consolidation of a Wafer Fabrication Facility in Limerick
During the fourth quarter of fiscal 2007, the Company recorded a special charge of $13.7 million as a result of its decision to only use eight-inch technology at its wafer fabrication facility in Limerick. Certain manufacturing processes and products produced on the Limerick facility’s six-inch production line have transitioned to the Company’s existing eight-inch production line in Limerick while others have transitioned to external foundries. The charge was for severance and fringe benefit costs recorded pursuant to SFAS 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, or SFAS 88, under the Company’s ongoing benefit plan for 150 manufacturing employees associated with this action. As of August 1, 2009, the Company still employed 4 of the 150 employees included in this action. Most of the production in the six-inch wafer fabrication facility has ceased and the remaining production is expected to cease during the fourth quarter of fiscal 2009, at which time the employment of the remaining affected employees will be terminated. These employees must continue to be employed by the Company until their employment is involuntarily terminated in order to receive the severance benefit. During the fourth quarter of 2008, the Company recorded an additional charge of $1.5 million related to this action, of which $1.2 million was an adjustment to the original estimate of the severance costs and $0.3 million was for clean-up and closure costs that were expensed as incurred. During the first quarter of fiscal 2009, the Company recorded an additional charge of $0.6 million for clean-up and closure costs that were expensed as incurred. During the second quarter of fiscal 2009, the Company recorded an additional charge of $0.6 million for clean-up and closure costs that were expensed as incurred. The Company does not expect to incur any further charges related to this action.
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
     Reduction of Operating Costs
During the fourth quarter of fiscal 2008, in order to further reduce its operating cost structure, the Company recorded a special charge of $1.6 million for severance and fringe benefit costs recorded pursuant to SFAS 88 under its ongoing benefit plan or statutory requirements at foreign locations, for 19 engineering and SMG&A employees. The Company terminated the employment of all employees associated with this charge and is paying amounts owed to employees for severance as income continuance.
During the first quarter of fiscal 2009, the Company recorded an additional charge of $19.1 million related to this cost reduction action. Approximately $2.1 million of this charge was for lease obligation costs for facilities that the Company ceased using during the first quarter of fiscal 2009; approximately $0.8 million was for the write-off of property, plant and equipment; and approximately $0.6 million was for contract termination costs and for clean-up and closure costs that were expensed as incurred. The remaining $15.6 million related to the severance and fringe benefit costs recorded pursuant to SFAS 88 under the Company’s ongoing benefit plan or statutory requirements at foreign locations, for 221 manufacturing employees and 149 engineering and selling, marketing, general and administrative employees. As of August 1, 2009, the Company still employed 3 of the 370 employees included in this cost reduction action. These employees must continue to be employed by the Company until their employment is involuntarily terminated in order to receive the severance benefit.
During the second quarter of fiscal 2009, the Company recorded an additional charge of $11.3 million related to this cost reduction action. Approximately $0.1 million was for the write-off of property, plant and equipment; and approximately $0.3 million was for clean-up and closure costs that were expensed as incurred. The remaining $10.9 million related to the severance and fringe benefit costs recorded pursuant to SFAS 88 under the Company’s ongoing benefit plan or statutory requirements at foreign locations, for 24 manufacturing employees and 153 engineering and selling, marketing, general and administrative employees. As of August 1, 2009, the Company still employed 26 of the 177 employees included in this cost reduction action. These employees must continue to be employed by the Company until their employment is involuntarily terminated in order to receive the severance benefit.
     Closure of a Wafer Fabrication Facility in Cambridge
During the first quarter of fiscal 2009, the Company recorded a special charge of $22.1 million as a result of its decision to consolidate its Cambridge, Massachusetts wafer fabrication facility into its existing Wilmington, Massachusetts facility. In connection with the anticipated closure of this facility, the Company evaluated the recoverability of the facilities’ manufacturing assets and concluded that there was an impairment of approximately $12.9 million based on the revised period of intended use. The remaining $9.2 million was for severance and fringe benefit costs recorded pursuant to SFAS 88 under the Company’s ongoing benefit plan for 175 manufacturing employees and 9 selling, marketing, general and administrative employees associated with this action. As of August 1, 2009, the Company still employed all of the employees included in this action. The Company expects production to cease in the Cambridge fabrication facility during the fourth quarter of fiscal 2009, at which time the employment of the affected employees will be terminated. These employees must continue to be employed by the Company until their employment is involuntarily terminated in order to receive the severance benefit.

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

	Three Months Ended			Three Months Ended
	August 1, 2009			August 2, 2008
		% of			% of
	Revenue	Revenue	Y/Y%	Revenue	Revenue
Industrial	$252,135	51%	(29)%	$356,280	54%
Communications	125,500	26%	(15)%	147,894	22%
Consumer	102,323	21%	(21)%	129,784	20%
Computer	12,033	2%	(52)%	25,028	4%

Total revenue	$491,991	100%	(25)%	$658,986	100%

	Nine Months Ended			Nine Months Ended
	August 1, 2009			August 2, 2008
		% of			% of
	Revenue	Revenue	Y/Y%	Revenue	Revenue
Industrial	$753,271	52%	(28)%	$1,043,899	54%
Communications	391,399	27%	(8)%	427,143	22%
Consumer	258,350	18%	(32)%	380,291	20%
Computer	40,288	3%	(43)%	70,902	4%

Total revenue	$1,443,308	100%	(25)%	$1,922,235	100%

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

	Three Months Ended			Three Months Ended
	August 1, 2009			August 2, 2008
		% of			% of
	Revenue	Revenue	Y/Y%	Revenue	Revenue
Converters	$239,100	49%	(21%)	$302,812	46%
Amplifiers	119,897	24%	(30%)	170,526	26%
Other analog	65,211	13%	(19%)	80,352	12%

Subtotal analog signal processing	424,208	86%	(23%)	553,690	84%
Power management & reference	27,986	6%	(24%)	36,674	6%

Total analog products	$452,194	92%	(23%)	$590,364	90%

General purpose DSP	38,923	8%	(36%)	60,521	9%
Other DSP	874	0%	(89%)	8,101	1%

Total digital signal processing	$39,797	8%	(42%)	$68,622	10%

Total revenue	$491,991	100%	(25%)	$658,986	100%

	Nine Months Ended			Nine Months Ended
	August 1, 2009			August 2, 2008
		% of			% of
	Revenue	Revenue	Y/Y%	Revenue	Revenue*
Converters	$694,856	48%	(21%)	$881,354	46%
Amplifiers	373,646	26%	(25%)	496,992	26%
Other analog	170,304	12%	(30%)	243,012	13%

Subtotal analog signal processing	1,238,806	86%	(24%)	1,621,358	84%
Power management & reference	82,316	6%	(21%)	104,789	5%

Total analog products	$1,321,122	92%	(23%)	$1,726,147	90%

General purpose DSP	117,249	8%	(33%)	173,921	9%
Other DSP	4,937	0%	(78%)	22,167	1%

Total digital signal processing	$122,186	8%	(38%)	$196,088	10%

Total revenue	$1,443,308	100%	(25%)	$1,922,235	100%

*	The sum of the individual percentages may not equal the total due to rounding.
Revenue Trends by Geographic Region
Revenue by geographic region, based upon customer location, for the three- and nine-month periods ended August 1, 2009 and August 2, 2008 was as follows:

	Three Months Ended		Nine Months Ended
Region	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
United States	$94,326	$131,168	$298,713	$393,921
Rest of North and South America	23,961	25,433	63,714	70,578
Europe	120,899	177,881	369,499	509,347
Japan	91,480	128,457	235,749	380,940
China	85,317	103,632	274,374	284,358
Rest of Asia	76,008	92,415	201,259	283,091

Total revenue	$491,991	$658,986	$1,443,308	$1,922,235

In the three- and nine-month periods ended August 1, 2009 the predominant countries comprising “Rest of North and South America” are Canada and Mexico; the predominant countries comprising “Europe” are Germany and Sweden; and the predominant countries comprising “Rest of Asia” are Taiwan and Korea.

In the three- and nine-month periods ended August 2, 2008 the predominant countries comprising “Rest of North and South America” are Canada and Mexico; the predominant countries comprising “Europe” are Germany, France, the United Kingdom and Italy; and the predominant countries comprising “Rest of Asia” are Taiwan and Korea.
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
The three levels of the fair value hierarchy under SFAS 157 are described below:
Level 1 – Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.
Level 2 – Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability.
Level 3 – Level 3 inputs are unobservable inputs for the asset or liability in which there is little, if any market activity for the asset or liability at the measurement date. As of August 1, 2009, the Company held no Level 3 assets or liabilities.
The table below sets forth by level the Company’s financial assets and liabilities that were accounted for at fair value as of August 1, 2009. The table does not include cash on hand and also does not include assets and liabilities that are measured at historical cost or any basis other than fair value.

		Fair Value measurement at
		Reporting Date using:
	Portion of	Quoted Prices
	Carrying	in Active	Significant
	Value	Markets for	Other
	Measured at	Identical	Observable
	Fair Value	Assets	Inputs
	August 1, 2009	(Level 1)	(Level 2)
Assets
Cash Equivalents:
Institutional money market funds	$593,878	$593,878	$—
Euro time deposits	622	—	622
Short-term investments:
Corporate obligations	1,091,729	—	1,091,729
Other Assets:
Interest rate swap agreements	1,488	—	1,488
Deferred compensation investments	8,360	8,360	—
Other investments	1,677	1,677	—

Total assets measured at fair value	$1,697,754	$603,915	$1,093,839

Liabilities
Long-term debt	$374,926	—	$374,926
Forward foreign currency exchange contracts	5,679	—	5,679

Total liabilities measured at fair value	$380,605	$—	$380,605

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
     Interest rate swap agreements — The fair value of interest rate swap agreements is based on quotes received from third party banks. These values represent the estimated amount the Company would receive or pay to terminate the agreements taking into consideration current interest rates as well as the creditworthiness of the counterparty.
     Forward foreign currency exchange contracts — The estimated fair value of forward foreign currency exchange contracts, which includes derivatives that are accounted for as cash flow hedges and those that are not designated as cash flow hedges, is based on the estimated amount the Company would receive to sell these agreements at the reporting date taking into consideration current interest rates as well as the creditworthiness of the counterparty for assets and our creditworthiness for liabilities.
Note 9 — Derivatives
Foreign Exchange Exposure Management — The Company enters into forward foreign currency exchange contracts to offset certain operational and balance sheet exposures from the impact of changes in foreign currency exchange rates. Such exposures result from the portion of the Company’s operations, assets and liabilities that are denominated in currencies other than the U.S. dollar, primarily the Euro; other exposures include the Philippine Peso and British Pounds Sterling. These foreign currency exchange contracts are entered into to support purchases and financing transactions made in the normal course of business, and accordingly, are not speculative in nature. The contracts are for periods consistent with the terms of the underlying transactions, generally one year or less. In accordance with Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, hedges related to anticipated transactions are designated and documented at the inception of the respective hedges as cash flow hedges and are evaluated for effectiveness monthly. Derivative instruments are employed to eliminate or minimize certain foreign currency exposures that can be confidently identified and quantified. As the terms of the contract and the underlying transaction are matched at inception, forward contract effectiveness is calculated by comparing the change in fair value of the contract to the change in the forward value of the anticipated transaction, with the effective portion of the gain or loss on the derivative instrument reported as a component of accumulated other comprehensive (loss) income (OCI) in shareholders’ equity and reclassified into earnings in the same period during which the hedged transaction affects earnings. Any residual change in fair value of the instruments, or ineffectiveness, is recognized immediately in other income/expense. Additionally, the Company enters into forward foreign currency contracts that economically hedge the gains and losses generated by the remeasurement of certain recorded assets and liabilities in a non-functional currency. Changes in the fair value of these undesignated hedges are recognized in other income/expense immediately as an offset to the changes in the fair value of the asset or liability being hedged. As of August 1, 2009, the total notional amount of these undesignated hedges was $45.7 million. The fair value of these hedging instruments in our condensed consolidated balance sheet as of August 1, 2009 was immaterial.
Interest Rate Exposure Management — On June 30, 2009, the Company entered into interest rate swap transactions related to its outstanding notes where the Company swapped the notional amount of its $375 million of fixed rate debt at 5.0% into floating interest rate debt through July 1, 2014. Under the terms of the swaps, the Company will (i) receive on the $375 million notional amount a 5.0% annual interest payment that is paid in two installments on the 1st of every January and July, commencing January 1, 2010 through and ending on the maturity date; and (ii) pay on the $375 million notional amount an annual three-month LIBOR plus 2.05% (2.64% as of August 1, 2009) interest payment, payable in four installments on the 1st of every January, April, July and October, commencing on October 1, 2009 and ending on the maturity date. The LIBOR based rate is set quarterly three months prior to the date of the interest payment. The Company designated these swaps as fair value hedges and is accounting for them in accordance with SFAS 133. The fair value of the swaps at inception were zero and subsequent changes in the fair value of the interest rate swaps were reflected in the carrying value of the interest rate swaps on the balance sheet. The carrying value of the debt on the balance sheet was adjusted by an equal and offsetting amount. The gain or loss on the hedged item (that is fixed-rate borrowings) attributable to the hedged benchmark interest rate risk and the offsetting gain or loss on the related interest rate swaps for the three and nine months ended August 1, 2009 are as follows:

			Net
	Gain/(Loss) on	Gain/(Loss)	Income
Income Statement Classification	Swaps	on Note	Effect
Other income	$1,488	$(1,488)	$—
The amounts earned and owed under the swap agreements are accrued each period and are reported in interest expense. There was no ineffectiveness recognized in any of the periods presented.
The market risk associated with the Company’s derivative instruments results from currency exchange rate or interest rate movements that are expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. The counterparties to the agreements relating to the Company’s derivative instruments consist of a number of major international financial institutions with high credit ratings. The Company does not believe that there is significant risk of nonperformance by these counterparties because the Company continually monitors the credit ratings of such counterparties, and limits the financial exposure with any one financial institution. Furthermore, none of our derivative transactions are subject to collateral or other security arrangements and do not contain provisions that are dependent on our credit ratings from any credit rating agency. While the contract or notional amounts of derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of the Company’s exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of counterparties to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparties’ obligations under the contracts exceed the obligations of the Company to the counterparties. As a result of the above considerations, we do not consider the risk of counterparty default to be significant.
The Company records the fair value of its derivative financial instruments in the consolidated financial statements in other current assets, other assets or accrued liabilities, depending on their net position, regardless of the purpose or intent for holding the derivative contract. Changes in the fair value of the derivative financial instruments are either recognized periodically in earnings or in shareholders’ equity as a component of OCI depending on whether the derivative financial instrument qualifies for hedge accounting as defined by SFAS 133 and whether it is a cash flow hedge or a fair value hedge. Changes in the fair value of cash flow hedges are recorded in OCI and reclassified into earnings when the underlying contract matures. Changes in the fair values of derivatives not qualifying for hedge accounting are reported in earnings as they occur.
The total notional amount of derivative instruments designated as hedging instruments under SFAS 133 as of August 1, 2009 is as follows: $375 million of interest rate swap agreements accounted as fair value hedges, and $124.4 million of cash flow hedges denominated in Euros, British Pounds Sterling and Philippine Pesos. The fair value of these hedging instruments in our condensed consolidated balance sheet as of August 1, 2009 was as follows:

	Balance Sheet Location	Fair Value
Interest rate swap agreements	Other Assets	$1,488
Forward foreign currency exchange contracts	Accrued Liabilities	$5,679
The effect of derivative instruments designated as cash flow hedges on our condensed consolidated statement of income for the three and nine months ended August 1, 2009 was as follows:

	Three Months	Nine Months
	Ended	Ended
	August 1, 2009	August 1, 2009
Gain recognized in OCI on derivative, net of tax of $1,307 and $5,656, respectively	$7,838	$37,867
Gain (loss) reclassified from OCI into income, net of tax of $29 and $1,819, respectively	$175	$(12,727)
The amounts reclassified into earnings before tax are recognized in cost of sales and operating expenses as follows: for the three month period ended August 1, 2009, $0.1 million in cost of sales, and $0.1 million in selling, marketing, general and administrative; and for the nine month period ended August 1, 2009, $6.5 million in cost of sales, $4.4 million in research and development and $3.6 million in selling, marketing, general and administrative. All derivative gains (losses) included in OCI will be reclassified into earnings within the next 12 months. There was no ineffectiveness for the three and nine months ended August 1, 2009.

Note 10 — Goodwill and Intangible Assets
Goodwill
The Company annually evaluates goodwill for impairment as well as whenever events or changes in circumstances suggest that the carrying value of goodwill may not be recoverable. Because the Company has one reporting segment under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, the Company utilizes the entity-wide approach for assessing goodwill for impairment and compares its market value to its net book value to determine if an impairment exists. No impairment of goodwill resulted from the Company’s most recent evaluation of goodwill for impairment, which occurred in the fourth quarter of fiscal 2008. No impairment of goodwill resulted in any of the fiscal years presented. The Company’s next scheduled annual impairment assessment will be made in the fourth quarter of fiscal 2009. The following table presents the changes in goodwill during the first nine months of fiscal 2009:

Nine Months
Ended
August 1, 2009
Balance at beginning of period	$235,175
Acquisition of AudioAsics (1)	3,071
Acquisition of Integrant Technologies (2)	2,098
Foreign currency translation adjustment	7,003

Balance at end of period	$247,347

(1)	The final milestone related to this 2006 acquisition was achieved in the second quarter of fiscal 2009.

(2)	The company purchased the remaining outstanding minority shares related to this 2006 acquisition during the third quarter of fiscal 2009.
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
Intangible assets, which will continue to be amortized, consisted of the following:

	August 1, 2009		November 1, 2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Technology-based	$39,099	$31,520	$36,516	$25,731
Tradename	1,465	1,465	1,438	1,430
Customer Relationships	4,968	3,731	4,529	3,022
Other	6,565	6,565	6,534	6,534

Total	$52,097	$43,281	$49,017	$36,717

Intangible assets are amortized on a straight-line basis over their estimated useful lives or on an accelerated method of amortization that is expected to reflect the estimated pattern of economic use. The remaining amortization expense will be recognized over a weighted-average period of approximately 0.7 years.

Amortization expense was $1.7 million and $2.4 million for the three-month periods ended August 1, 2009 and August 2, 2008, respectively, and $5.2 million and $7.5 million for the nine-month periods ended August 1, 2009 and August 2, 2008, respectively.
The Company expects amortization expense for these intangible assets to be:

Fiscal	Amortization
Year	Expense
Remainder of 2009	$2,209
2010	$5,240
2011	$1,367
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
Net periodic pension cost of non-U.S. plans is presented in the following table:

	Three Months Ended
	August 1, 2009	August 2, 2008
Service cost	$1,617	$2,467
Interest cost	2,430	2,649
Expected return on plan assets	(2,731)	(3,187)
Amortization of prior service cost	1	2
Amortization of initial net asset	(10)	(11)
Amortization of net (gain) loss	(132)	48

Net periodic pension cost	$1,175	$1,968

	Nine Months Ended
	August 1, 2009	August 2, 2008
Service cost	$4,699	$7,325
Interest cost	7,008	7,828
Expected return on plan assets	(7,870)	(9,416)
Amortization of prior service cost	3	6
Amortization of initial net asset	(29)	(33)
Amortization of net (gain) loss	(381)	147

Net periodic pension cost	$3,430	$5,857

Pension contributions of $1.9 million and $5.7 million were made by the Company during the three and nine months ended August 1, 2009. The Company presently anticipates contributing an additional $1.6 million to fund its defined benefit pension plans in fiscal year 2009 for a total of $7.3 million.
Note 12 — Revolving Credit Facility
As of August 1, 2009, the Company had $1,724.4 million of cash and cash equivalents and short term investments, of which $426.0 million was held in the United States. The balance of the Company’s cash and cash equivalents and short term investments was held outside the United States in various foreign subsidiaries. As the Company intends to reinvest certain of its foreign earnings indefinitely, this cash is not available to meet certain of the Company’s cash requirements in the United States, including for cash dividends and common stock repurchases. The Company entered into a five-year, $165 million unsecured revolving credit facility with certain institutional lenders in May 2008. To date, the Company has not borrowed under this credit facility but the Company may borrow in the future and use the proceeds for support of commercial paper issuance, stock repurchases, dividend payments, acquisitions, capital expenditures, working capital and other lawful corporate purposes. Any advances under this credit agreement will accrue interest at rates that are equal to LIBOR plus a margin that is based on the Company’s leverage ratio. The terms of this facility also include financial covenants that require the Company to maintain a minimum interest coverage ratio and not exceed a maximum leverage ratio. The Company is currently compliant with these covenants. The terms of the facility also impose restrictions on the Company’s ability to undertake certain transactions, to create certain liens on assets and to incur certain subsidiary indebtedness.
Note 13 — Long-Term Debt
On June 30, 2009, the Company issued $375 million aggregate principal amount of 5.0% notes due July 1, 2014 (the Notes) with semi-annual fixed interest payments on January 1 and July 1 of each year, commencing January 1, 2010. The sale of the Notes was made pursuant to the terms of an underwriting agreement dated June 25, 2009 between the Company and Credit Suisse Securities (USA) LLC, as representative of the several underwriters named therein. The net proceeds of the offering were $370.4 million, after issuing at a discount and deducting expenses, underwriting discounts and commissions, which will be amortized over the term of the Notes. The indenture governing the Notes contains covenants that may limit the Company’s ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon its principal property; enter into sale and lease-back transactions; and consolidate with or merge into, or transfer or lease all or substantially all of its assets to, any other party.
On June 30, 2009, the Company entered into interest rate swap transactions where the Company swapped the notional amount of its $375 million of fixed rate debt at 5.0% into floating interest rate debt through July 1, 2014. Under the terms of the swaps, the Company will (i) receive on the $375 million notional amount a 5.0% annual interest payment that is paid in two installments on the 1st of every January and July, commencing January 1, 2010 through and ending on the maturity date; and (ii) pay on the $375 million notional amount an annual three-month LIBOR plus 2.05% (2.64% as of August 1, 2009) interest payment, payable in four installments on the 1st of every January, April, July and October, commencing on October 1, 2009 and ending on the maturity date. The LIBOR based rate is set quarterly three months prior to the date of the interest payment. The Company designated these swaps as fair value hedges and is accounting for them in accordance with SFAS 133. The changes in the fair value of the interest rate swaps were reflected in the carrying value of the interest rate swaps in other assets on the balance sheet. The carrying value of the debt on the balance sheet was adjusted by an equal and offsetting amount.
Note 14 — Common Stock Repurchase
The Company’s common stock repurchase program has been in place since August 2004. In the aggregate, the Board of Directors has authorized the Company to repurchase $4 billion of the Company’s common stock under the program. Under the program, the Company may repurchase outstanding shares of its common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of the Company’s Board of Directors, the repurchase program will expire when the Company has repurchased all shares authorized under the program. As of August 1, 2009, the Company had repurchased a total of approximately 114.7 million shares of its common stock for approximately $3,908.4 million under this program. An additional $91.6 million of shares remains available for repurchase under the current authorized program. The repurchased shares are held as authorized but unissued shares of common stock. The Company also from time to time repurchases shares in settlement of employee tax withholding obligations due upon the vesting of restricted stock or restricted stock units, or the exercise of stock options. Any future common stock repurchases will be dependent upon several factors including the amount of cash available to the Company in the United States, our financial performance, outlook and liquidity.

Note 15 — Discontinued Operations
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
In September 2007, the Company entered into a definitive agreement to sell its Baseband Chipset Business to MediaTek Inc. The decision to sell the Baseband Chipset Business was due to the Company’s decision to focus its resources in areas where its signal processing expertise can provide unique capabilities and earn superior returns. On January 11, 2008, the Company completed the sale of its Baseband Chipset Business for net cash proceeds of $269 million. The cash proceeds received were net of a refundable withholding tax of $62 million and other cash payments of approximately $9 million. The Company made additional cash payments of $7.8 million during fiscal 2008, primarily related to transaction fees and retention payments to employees that transferred to MediaTek Inc. The Company made additional cash payments of $1.3 million during the second quarter of fiscal 2009 related to retention payments for employees who transferred to MediaTek Inc. The Company expects to make additional cash payments of approximately $1.2 million in the fourth quarter of fiscal 2009 for reimbursement of intellectual property license fees incurred by MediaTek Inc. The Company recorded a pre-tax gain in fiscal 2008 of $278 million, or $202 million net of tax, which is recorded as a gain on sale of discontinued operations. The Company may receive additional proceeds of up to $10 million, currently held in escrow, upon the resolution of certain contingent items, which would be recorded as additional gain from the sale of discontinued operations.
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
The following amounts related to the CPU voltage regulation and PC thermal monitoring and Baseband Chipset businesses have been segregated from continuing operations and reported as discontinued operations. These amounts also include the revenue and costs of sales provided under a manufacturing supply agreement between the Company and a subsidiary of ON Semiconductor Corporation, which terminated during the first quarter of fiscal year 2009.

	Three Months Ended
	August 1, 2009	August 2, 2008
Total revenue	$—	$25,274
Cost of sales	—	20,941
Operating expenses	—	(6,683)

Income before income taxes	—	11,016

Provision for income taxes	—	1,603

Income from discontinued operations, net of tax	$—	$9,413

	Nine Months Ended
	August 1, 2009	August 2, 2008
Total revenue	$10,332	$93,767
Cost of sales	10,847	73,479
Operating expenses	15	14,401
Gain on sale of discontinued operations	—	(362,594)

(Loss) income before income taxes	(530)	368,481

(Benefit from) provision for income taxes	(894)	107,003

Income from discontinued operations, net of tax	$364	$261,478

	August 1, 2009	November 1, 2008
Inventory	$—	$5,894

Total assets reclassified to current assets of discontinued operations	$—	$5,894

Refundable foreign withholding tax	$62,037	$62,037

Total assets reclassified to non-current assets of discontinued operations	$62,037	$62,037

Accounts payable	$—	$1,540
Income taxes payable	—	4,105
Accrued liabilities	1,200	12,809

Total liabilities reclassified to current liabilities of discontinued operations	$1,200	$18,454

Note 16 — Income Taxes
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
     Fiscal Year 2004 and 2005 IRS Examination
During the fourth quarter of fiscal 2007, the IRS completed its field examination of the Company’s fiscal years 2004 and 2005. On January 2, 2008, the IRS issued its report for fiscal 2004 and 2005, which included proposed adjustments related to these two fiscal years. The Company has recorded taxes and penalties related to certain of these proposed adjustments. There are four items with an additional potential total tax liability of $46 million. The Company has concluded, based on discussions with its tax advisors, that these four items are not likely to result in any additional tax liability. Therefore, the Company has not recorded any additional tax liability for these items and is appealing these proposed adjustments through the normal processes for the resolution of differences between the IRS and taxpayers. The Company’s initial meeting with the appellate division of the IRS was held in May 2009. Two of the unresolved matters are one-time issues and pertain to Section 965 of the Internal Revenue Code related to the beneficial tax treatment of dividends from foreign owned companies under The American Jobs Creation Act. The other matters pertain to the computation of research and development (R&D) tax credits and the profits earned from manufacturing activities carried on outside the United States. These latter two matters could impact taxes payable for fiscal 2004 and 2005 as well as for subsequent years.
     Fiscal Year 2006 and 2007 IRS Examination
During the third quarter of fiscal 2009, the IRS completed its field examination of the Company’s fiscal years 2006 and 2007. The IRS and the Company have agreed on the treatment of a number of issues that have been included in an Issue Resolutions Agreement related to the 2006 and 2007 tax returns. However, no agreement was reached on the tax treatment of a number of issues, including the same R&D credit and foreign manufacturing issues mentioned above related to fiscal 2004 and 2005, the pricing of intercompany sales (transfer pricing), and the deductibility of certain stock option compensation expenses. During the third quarter of fiscal 2009, the IRS issued its report for fiscal 2006 and fiscal 2007, which included proposed adjustments related to these two fiscal years. The Company has recorded taxes and penalties related to certain of these proposed adjustments. There are four items with an additional potential total tax liability of $195 million. The Company concluded, based on discussions with its tax advisors, that these four items are not likely to result in any additional tax liability. Therefore, the Company has not recorded any additional tax liability for these items and is appealing these proposed adjustments through the normal processes for the resolution of differences between the IRS and taxpayers. With the exception of the proposed adjustment related to the deductibility of certain stock option expenses, the other three matters could impact taxes payable for fiscal 2006 and 2007 as well as for subsequent years.
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
Note 17 — New Accounting Standards
     Accounting Standards Codification
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles (a replacement of FASB Statement No. 162) (SFAS 168). SFAS 168 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 168 establishes the FASB Accounting Standards Codification™ (Codification) as the source of authoritative accounting principles recognized by the FASB. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009, which is the Company’s fourth fiscal quarter of 2009. Upon adoption the Codification will be used to identify authoritative accounting standards.
     Variable Interest Entities
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167). SFAS 167 requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. SFAS 167 is effective for fiscal years that begin after November 15, 2009, which is the Company’s fiscal year 2011. The Company is currently evaluating the impact, if any, that SFAS 167 may have on its financial condition and results of operations.

     Transfers of Financial Assets
In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (SFAS 166). SFAS 166 changes the way entities account for securitizations and other transfers of financial instruments. SFAS 166 is effective for fiscal years that begin after November 15, 2009, which is the Company’s fiscal year 2011. The Company is currently evaluating the impact, if any, that SFAS 166 may have on its financial condition and results of operations.
     Business Combinations
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R requires an acquiring entity in a business combination to recognize the assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at their fair value on the acquisition date. It further requires that acquisition-related costs and restructuring costs be recognized separately from the acquisition. SFAS 141R is effective for fiscal years beginning after December 15, 2008, which is the Company’s fiscal year 2010. The Company is currently evaluating the impact, if any, that SFAS 141R may have on its financial condition and results of operations. The adoption of SFAS 141R will change the Company’s accounting treatment for business combinations on a prospective basis beginning in the first quarter of fiscal year 2010.
     Noncontrolling Interests
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160). SFAS 160 clarifies that a noncontrolling or minority interest in a subsidiary is considered an ownership interest and, accordingly, requires all entities to report such interests in subsidiaries as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning after December 15, 2008, which is the Company’s fiscal year 2010. The Company is currently evaluating the impact, if any, that SFAS 160 may have on its financial condition and results of operations.
Note 18 — Subsequent Event
In accordance with SFAS 165, we have evaluated subsequent events through the issuance of these financial statements which occurred on August 18, 2009. On August 17, 2009, the Company’s Board of Directors declared a cash dividend of $0.20 per outstanding share of common stock. The dividend will be paid on September 16, 2009 to all shareholders of record at the close of business on August 27, 2009.

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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations, including in particular the section entitled “Outlook,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections regarding our future financial performance, particularly in light of the ongoing global credit and financial market crisis; our anticipated growth and trends in our businesses, our capital needs and capital expenditures; our market position and competitive changes in the marketplace for our products; our ability to innovate new products and technologies; the timing or the effectiveness of our efforts to refocus our operations and reduce our cost structure and the expected amounts of any cost savings related to those efforts; our ability to access credit or capital markets; our ability to pay dividends or repurchase stock; our ability to service our outstanding debt; our expected tax rate; our third-party suppliers; intellectual property and litigation matters; potential acquisitions or divestitures; key personnel; the effect of new accounting pronouncements and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified in Part II, Item 1A. Risk Factors and elsewhere in our Quarterly Report on Form 10-Q. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements except to the extent required by law.
During the first quarter of fiscal 2008, we sold our baseband chipset business and related support operations, or Baseband Chipset Business, to MediaTek Inc. and sold our CPU voltage regulation and PC thermal monitoring business to certain subsidiaries of ON Semiconductor Corporation. The financial results of these businesses are presented as discontinued operations in the consolidated statements of income for all periods presented. The assets and liabilities related to these businesses are reflected as assets and liabilities of discontinued operations in the consolidated balance sheets as of August 1, 2009 and November 1, 2008. Unless otherwise noted, this Management’s Discussion and Analysis relates only to financial results from continuing operations.
Results of Operations
(all tabular amounts in thousands except per share amounts and percentages)
Overview

	Three Months Ended		Nine Months Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Revenue	$491,991	$658,986	$1,443,308	$1,922,235
Gross margin %	54.1%	61.0%	55.2%	61.1%
Income from continuing operations, net of tax	$65,460	$129,195	$141,799	$380,935
Income from continuing operations, net of tax as a % of revenue	13.3%	19.6%	9.8%	19.8%
Diluted EPS from continuing operations	$0.22	$0.44	$0.49	$1.28
Diluted EPS	$0.22	$0.47	$0.49	$2.15
The year-to-year revenue changes by end market and product category are more fully outlined below under Revenue Trends by End Market and Revenue Trends by Product Type.

In the third quarter of fiscal 2009, our revenue decreased 25% from the third quarter of fiscal 2008 and our diluted earnings per share from continuing operations decreased by 50%. In the first nine months of fiscal 2009, our revenue decreased 25% from the first nine months of fiscal 2008 and our diluted earnings per share from continuing operations decreased by 62%. Cash flow from operations in the first nine months of fiscal 2009 was $269.5 million, or 19% of revenue. We received net proceeds of $370.4 million in the third quarter of fiscal 2009 from the issuance of long-term debt and had $1,724.4 million of cash and short-term investments as of August 1, 2009.
The global credit crisis and deteriorating economic conditions could continue to result in cautious customer spending behavior. We cannot predict the severity, duration or precise impact of the economic downturn on our future financial results. Consequently, our reported results for the third quarter of fiscal 2009 may not be indicative of our future results.
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

	Three Months Ended			Three Months Ended
	August 1, 2009			August 2, 2008
		% of			% of
	Revenue	Revenue	Y/Y%	Revenue	Revenue
Industrial	$252,135	51%	(29)%	$356,280	54%
Communications	125,500	26%	(15)%	147,894	22%
Consumer	102,323	21%	(21)%	129,784	20%
Computer	12,033	2%	(52)%	25,028	4%

Total revenue	$491,991	100%	(25)%	$658,986	100%

	Nine Months Ended			Nine Months Ended
	August 1, 2009			August 2, 2008
		% of			% of
	Revenue	Revenue	Y/Y%	Revenue	Revenue
Industrial	$753,271	52%	(28)%	$1,043,899	54%
Communications	391,399	27%	(8)%	427,143	22%
Consumer	258,350	18%	(32)%	380,291	20%
Computer	40,288	3%	(43)%	70,902	4%

Total revenue	$1,443,308	100%	(25)%	$1,922,235	100%

Industrial — The year-to-year decrease in both the three- and nine-month periods in industrial end market revenue was primarily the result of a broad-based decline in demand in this end market, which was most significant for products sold into the instrumentation, automotive and process controls sectors of this end market.
Communications — The year-to-year decrease in the three-month period in communications end market revenue was primarily the result of a decrease in sales of analog products used in basestations and optical applications. The year-to-year decrease in the nine-month period in communications end market revenue was primarily the result of a decrease in sales of analog products used in wireless handsets, optical and networking applications, which was partially offset by an increase in sales of products used in basestations.

Consumer — The year-to-year decrease in both the three- and nine-month periods in consumer end market revenue was primarily the result of a decrease in demand for products used in home entertainment, video game applications, and digital cameras, consistent with the global slowdown in consumer spending.
Computer — The year-to-year decrease in both the three- and nine-month periods in computer end market revenue was primarily the result of a general slowdown in the PC market.
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

	Three Months Ended			Three Months Ended
	August 1, 2009			August 2, 2008
		% of			% of
	Revenue	Revenue	Y/Y%	Revenue	Revenue
Converters	$239,100	49%	(21%)	$302,812	46%
Amplifiers	119,897	24%	(30%)	170,526	26%
Other analog	65,211	13%	(19%)	80,352	12%

Subtotal analog signal processing	424,208	86%	(23%)	553,690	84%
Power management & reference	27,986	6%	(24%)	36,674	6%

Total analog products	$452,194	92%	(23%)	$590,364	90%

General purpose DSP	38,923	8%	(36%)	60,521	9%
Other DSP	874	0%	(89%)	8,101	1%

Total digital signal processing	$39,797	8%	(42%)	$68,622	10%

Total revenue	$491,991	100%	(25%)	$658,986	100%

	Nine Months Ended			Nine Months Ended
	August 1, 2009			August 2, 2008
		% of			% of
	Revenue	Revenue	Y/Y%	Revenue	Revenue*
Converters	$694,856	48%	(21%)	$881,354	46%
Amplifiers	373,646	26%	(25%)	496,992	26%
Other analog	170,304	12%	(30%)	243,012	13%

Subtotal analog signal processing	1,238,806	86%	(24%)	1,621,358	84%
Power management & reference	82,316	6%	(21%)	104,789	5%

Total analog products	$1,321,122	92%	(23%)	$1,726,147	90%

General purpose DSP	117,249	8%	(33%)	173,921	9%
Other DSP	4,937	0%	(78%)	22,167	1%

Total digital signal processing	$122,186	8%	(38%)	$196,088	10%

Total revenue	$1,443,308	100%	(25%)	$1,922,235	100%

*	The sum of the individual percentages may not equal the total due to rounding.

The year-to-year decrease in revenue in the three- and nine-month periods ended August 1, 2009, was due to declining demand in several markets that we serve, particularly the industrial and consumer end markets, as a result of an overall decline in the worldwide economy.
Revenue Trends by Geographic Region
Revenue by geographic region, based upon customer location, for the three- and nine-month periods ended August 1, 2009 and August 2, 2008 was as follows:

	Three Months Ended		Nine Months Ended
Region	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
United States	$94,326	$131,168	$298,713	$393,921
Rest of North and South America	23,961	25,433	63,714	70,578
Europe	120,899	177,881	369,499	509,347
Japan	91,480	128,457	235,749	380,940
China	85,317	103,632	274,374	284,358
Rest of Asia	76,008	92,415	201,259	283,091

Total revenue	$491,991	$658,986	$1,443,308	$1,922,235

In the three- and nine-month periods ended August 1, 2009 the predominant countries comprising “Rest of North and South America” are Canada and Mexico; the predominant countries comprising “Europe” are Germany and Sweden; and the predominant countries comprising “Rest of Asia” are Taiwan and Korea.
In the three- and nine-month periods ended August 2, 2008 the predominant countries comprising “Rest of North and South America” are Canada and Mexico; the predominant countries comprising “Europe” are Germany, France, the United Kingdom and Italy; and the predominant countries comprising “Rest of Asia” are Taiwan and Korea.
Sales declined in all geographic regions in the third quarter of fiscal 2009, as compared to the third quarter of fiscal 2008, with sales in Europe experiencing the largest decline. This decline in sales in Europe was partially attributable to a decline in the automotive end market.
Sales declined in all geographic regions in the first nine months of fiscal 2009, as compared to the first nine months of fiscal 2008, with sales in Japan experiencing the largest decline. This decline in sales in Japan was principally attributable to the general decline in consumer spending attributable to the global economic crisis. The decline in China was smaller than the decline in the other regions primarily due to the strong demand for our products used in China’s recent infrastructure build-out of the country’s next generation of communication technology.
Gross Margin

	Three Months Ended		Nine Months Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Gross margin	$266,229	$401,794	$796,783	$1,173,618
Gross margin %	54.1%	61.0%	55.2%	61.1%
Gross margin percentage was lower by 690 basis points in the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008 primarily as a result of a decrease in sales of $167.0 million and reduced operating levels in our manufacturing facilities that created adverse utilization variances.
Gross margin percentage was lower by 590 basis points in the nine months ended August 1, 2009 as compared to the nine months ended August 2, 2008, primarily as a result of a decrease in sales of $478.9 million and reduced operating levels in our manufacturing facilities that created adverse utilization variances. This decrease was partially offset by a better mix of products as revenues from industrial and communications end markets, which earn relatively higher gross margins than our average margin, declined less than our revenues from the consumer and computer end markets.

Stock-Based Compensation Expense
As of August 1, 2009, the total compensation cost related to unvested awards not yet recognized in our statement of income was approximately $116.9 million (before tax consideration), which we will recognize over a weighted average period of 1.7 years. See Note 3 in the Notes to our Condensed Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q for further information regarding our adoption of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS 123R).
Research and Development

	Three Months Ended		Nine Months Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
R&D expenses	$107,578	$135,837	$336,854	$400,029
R&D expenses as a % of revenue	21.9%	20.6%	23.3%	20.8%
Research and development, or R&D, expenses decreased $28.3 million, or 21%, in the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008, and decreased $63.2 million, or 16%, in the nine months ended August 1, 2009 as compared to the nine months ended August 2, 2008. These decreases were primarily the result of the actions we took to constrain or permanently reduce operating expenses as well as a decrease in bonus expense, which is a variable expense linked to our overall profitability.
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
Selling, Marketing, General and Administrative

	Three Months Ended		Nine Months Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
SMG&A expenses	$79,706	$104,767	$249,828	$309,301
SMG&A expenses as a % of revenue	16.2%	15.9%	17.3%	16.1%
Selling, marketing, general and administrative, or SMG&A, expenses decreased $25.1 million, or 24%, in the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008, and decreased $59.5 million, or 19%, in the nine months ended August 1, 2009 as compared to the same period of fiscal 2008. These decreases were primarily the result of our actions taken to constrain or permanently reduce operating expenses. In addition, we had lower bonus expense, which is a variable expense linked to our overall profitability, and lower commission expenses, which are variable expenses linked to our sales.
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
     Consolidation of a Wafer Fabrication Facility in Limerick
During the fourth quarter of fiscal 2007, we recorded a special charge of $13.7 million as a result of our decision to only use eight-inch technology at our wafer fabrication facility in Limerick. Certain manufacturing processes and products produced on the Limerick facility’s six-inch production line have transitioned to our existing eight-inch production line in Limerick while others have transitioned to external foundries. The charge was for severance and fringe benefit costs recorded pursuant to SFAS 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, or SFAS 88, under our ongoing benefit plan for 150 manufacturing employees associated with this action. As of August 1, 2009, we still employed 4 of the 150 employees included in this action. Most of the production in the six-inch wafer fabrication facility has ceased and the remaining production is expected to cease during the fourth quarter of fiscal 2009, at which time the employment of the remaining affected employees will be terminated. These employees must continue to be employed by us until their employment is involuntarily terminated in order to receive the severance benefit. During the fourth quarter of 2008, we recorded an additional charge of $1.5 million related to this action, of which $1.2 million was an adjustment to our original estimate of the severance costs and $0.3 million was for clean-up and closure costs that we expensed as incurred. During the first quarter of fiscal 2009, we recorded an additional charge of $0.6 million for clean-up and closure costs that we expensed as incurred. During the second quarter of fiscal 2009, we recorded an additional charge of $0.6 million for clean-up and closure costs that we expensed as incurred. We do not expect to incur any further charges related to this action. We estimate that the closure of this facility will result in annual cost savings of approximately $25 million per year, which we expect to realize starting in the first quarter of fiscal 2010. We expect these annual savings will be in cost of sales, of which approximately $1 million relates to non-cash depreciation savings.
     Reduction of Overhead Infrastructure Costs
During the fourth quarter of fiscal 2007, we recorded a special charge as a result of our decision to either deemphasize or exit certain businesses or products and focus investments in products and end markets where we have better opportunities for profitable growth. In September 2007, we entered into a definitive agreement to sell our Baseband Chipset Business. As a result, we decided to reduce the support infrastructure in manufacturing, engineering and SMG&A to more appropriately reflect our required overhead structure. We terminated the employment of all employees associated with these programs and we are paying amounts owed to employees for severance as income continuance. We do not expect to incur any further charges related to this action. These cost reduction actions, which were substantially completed in the second quarter of fiscal 2008, resulted in annual savings of approximately $15 million. We realized these savings as follows: approximately $7 million in R&D expenses, approximately $6 million in SMG&A expenses and approximately $2 million in cost of sales.
     Reduction of Operating Costs
During the fourth quarter of fiscal 2008, in order to further reduce our operating cost structure we recorded a special charge of $1.6 million for severance and fringe benefit costs recorded pursuant to SFAS 88 under our ongoing benefit plan or statutory requirements at foreign locations, for 19 engineering and SMG&A employees. We have terminated the employment of all of the employees included in this charge and we are paying amounts owed to employees for severance as income continuance.
During the first quarter of fiscal 2009, we recorded an additional charge of $19.1 million related to this cost reduction action. Approximately $2.1 million of this charge was for lease obligation costs for facilities that we ceased using during the first quarter of fiscal 2009; approximately $0.8 million was for the write-off of property, plant and equipment; and approximately $0.6 million was for contract termination, clean-up and closure costs that we expensed as incurred. The remaining $15.6 million of this charge related to the severance and fringe benefit costs recorded pursuant to SFAS 88 under our ongoing benefit plan or statutory requirements at foreign locations, for 221 manufacturing employees and 149 engineering and selling, marketing, general and administrative employees. As of August 1, 2009, we still employed 3 of the 370 employees included in this cost reduction action. These employees must continue to be employed by us until their employment is involuntarily terminated in order to receive the severance benefit.

During the second quarter of fiscal 2009, we recorded an additional charge of $11.3 million related to this cost reduction action. Approximately $0.1 million was for the write-off of property, plant and equipment; and approximately $0.3 million was for clean-up and closure costs that we expensed as incurred. The remaining $10.9 million of this charge related to the severance and fringe benefit costs recorded pursuant to SFAS 88 under our ongoing benefit plan or statutory requirements at foreign locations, for 24 manufacturing employees and 153 engineering and selling, marketing, general and administrative employees. As of August 1, 2009, we still employed 26 of the 177 employees included in this cost reduction action. These employees must continue to be employed by us until their employment is involuntarily terminated in order to receive the severance benefit.
We believe this cost reduction action, which was substantially completed during the second quarter of fiscal 2009, will result in annual savings of approximately $36.4 million once fully implemented. We expect these annual savings will be realized as follows: approximately $31.6 million in SMG&A expenses and approximately $4.8 million in cost of sales. A portion of these savings is reflected in our results for the first nine months of fiscal 2009 and the remainder of the savings will be fully reflected in our results by the first quarter of fiscal 2010.
     Closure of a Wafer Fabrication Facility in Cambridge
During the first quarter of fiscal 2009, we recorded a special charge of $22.1 million as a result of our decision to consolidate our Cambridge, Massachusetts wafer fabrication facility into our existing Wilmington, Massachusetts facility. In connection with the anticipated closure of this facility, we evaluated the recoverability of the facilities’ manufacturing assets and concluded that there was an impairment of approximately $12.9 million based on the revised period of intended use. The remaining $9.2 million was for severance and fringe benefit costs recorded pursuant to SFAS 88 under our ongoing benefit plan for 175 manufacturing employees and 9 selling, marketing, general and administrative employees associated with this action. As of August 1, 2009, we still employed all of the employees included in this action. We expect production to cease in the Cambridge fabrication facility during the fourth quarter of fiscal 2009, at which time the employment of the affected employees will be terminated. These employees must continue to be employed by us until their employment is involuntarily terminated in order to receive the severance benefit. We estimate that the closure of this facility will result in annual cost savings of approximately $41 million per year, expected to be fully realized starting in the third quarter of fiscal 2010. We expect these annual savings to be realized as follows: approximately $40.2 million in cost of sales, of which approximately $4.0 million relates to non-cash depreciation savings, and approximately $0.8 million in SMG&A expenses.
Operating Income from Continuing Operations

	Three Months Ended		Nine Months Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Operating income from continuing operations	$78,945	$161,190	$156,445	$464,288
Operating income from continuing operations as a % of revenue	16.0%	24.5%	10.8%	24.2%
The $82.2 million decrease in operating income from continuing operations in the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008 was primarily the result of a decrease in revenue of $167.0 million and a 690 basis point decrease in gross margin percentage. This decrease in operating income from continuing operations was partially offset by a decrease in R&D and SMG&A expenses as more fully described above under the headings Research and Development and Selling, Marketing, General and Administrative.
The $307.8 million decrease in operating income from continuing operations in the nine months ended August 1, 2009 as compared to the same period of fiscal 2008 was primarily the result of a decrease in revenue of $478.9 million, a 590 basis point decrease in gross margin percentage, and special charges of $53.7 million in the first nine months of fiscal 2009. This decrease in operating income from continuing operations was partially offset by a decrease in R&D and SMG&A expenses as more fully described above under the headings Research and Development and Selling, Marketing, General and Administrative.

Nonoperating (Income) Expense

	Three Months Ended		Nine Months Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Interest expense	$1,368	$—	$1,368	$—
Interest income	(2,558)	(8,205)	(13,881)	$(31,400)
Other expense, (income) net	108	664	(1,260)	951

Total nonoperating income	$(1,082)	$(7,541)	$(13,773)	$(30,449)

Nonoperating income was lower by $6.5 million in the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008 primarily due to lower interest income earned on investments as a result of lower interest rates in the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008. In addition, we incurred interest expense during the third quarter of fiscal 2009 as a result of the issuance of $375 million aggregate principal 5.0% notes on June 30, 2009.
Nonoperating income was lower by $16.7 million in the nine months ended August 1, 2009 as compared to the same period of fiscal 2008 primarily due to lower interest income earned on investments as a result of lower interest rates in the first nine months of fiscal 2009 as compared to the first nine months of fiscal 2008. In addition, we incurred interest expense during the first nine months of fiscal 2009 as a result of the issuance of $375 million aggregate principal 5.0% notes on June 30, 2009.
Provision for Income Taxes

	Three Months Ended		Nine Months Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Provision for income taxes	$14,567	$39,536	$28,419	$113,802
Effective income tax rate	18.2%	23.4%	16.7%	23.0%
Our effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where our income is earned. Our effective tax rate for the third quarter of fiscal 2009 was lower compared to our effective tax rate for the third quarter of fiscal 2008 primarily as a result of a change in the mix of our income to jurisdictions where income is taxed at a lower rate.
Our effective tax rate for the first nine months of fiscal 2009 was lower compared to our effective tax rate for the first nine months of fiscal 2008 primarily as a result of our recording special charges of $53.7 million in the first nine months of fiscal 2009, a portion of which provided a tax benefit at the higher U.S. tax rate, and as a result of a change in the mix of our income to jurisdictions where income is taxed at a lower rate.
Income from Continuing Operations, net of tax

	Three Months Ended		Nine Months Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Income from continuing operations, net of tax	$65,460	$129,195	$141,799	$380,935
Income from continuing operations, net of tax as a % of revenue	13.3%	19.6%	9.8%	19.8%
Diluted EPS from continuing operations	$0.22	$0.44	$0.49	$1.28
Income from continuing operations, net of tax, in the third quarter of fiscal 2009 was lower than in the third quarter of fiscal 2008 by approximately $63.7 million primarily as a result of the $82.2 million decrease in operating income that was partially offset by a lower provision for income taxes in the third quarter of fiscal 2009.
Income from continuing operations, net of tax, in the first nine months of fiscal 2009 was lower than in the first nine months of fiscal 2008 by approximately $239.1 million primarily as a result of the $307.8 million decrease in operating income that was partially offset by a lower provision for income taxes in the first nine months of fiscal 2009.

Discontinued Operations

	Three Months Ended		Nine Months Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Income from discontinued operations, net of tax	$—	$5,611	$364	$10,693
Gain on sale of discontinued operations, net of tax	—	3,802	—	250,785

Total income from discontinued operations, net of tax	$—	$9,413	$364	$261,478

Diluted EPS from discontinued operations	$—	$0.03	$0.00	$0.88

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
There are near-term indications that business conditions are improving. Order rates strengthened throughout the third quarter of fiscal 2009 and have remained strong during the first two weeks of August. Our book-to-bill ratio for the third quarter of fiscal 2009, as measured by end customer bookings, was above one, and our fourth quarter opening backlog was up from last quarter. Given these factors, we expect that our revenue will grow to approximately $510 million to $530 million in the fourth quarter of fiscal 2009. While we plan to continue to tightly manage inventory levels, we expect a small increase in utilization, which should result in a gross margin in the fourth quarter of fiscal 2009 of approximately 55.0%. In addition, we plan to continue to closely manage operating expenses and expect them to increase slightly by approximately 1% to 2% in the fourth quarter of fiscal 2009. As a result, our plan is for diluted EPS from continuing operations to increase again to approximately $0.24 to $0.26 in the fourth quarter of fiscal 2009.
Liquidity and Capital Resources

	Nine Months Ended
	August 1, 2009	August 2, 2008
Net cash provided by operations	$269,470	$527,110
Net cash provided by operations as a % of revenue	18.7%	27.4%
At August 1, 2009, cash, cash equivalents and short-term investments totaled $1,724.4 million, an increase of $414.8 million from the fourth quarter of fiscal 2008. The primary source of funds for the first nine months of fiscal 2009 was net cash generated from operating activities of $269.5 million and net proceeds of $370.4 from the issuance of our 5.0% Notes. The principal uses of funds for the first nine months of fiscal 2009 were dividend payments of $174.7 million and capital expenditures of $39.7 million.

	August 1, 2009	November 1, 2008
Accounts receivable	$244,025	$315,290
Days sales outstanding	45	44

Inventory	$276,072	$314,629
Days cost of sales in inventory	112	112
Accounts receivable at August 1, 2009 decreased $71.3 million, or 23%, from the end of the fourth quarter of fiscal 2008. The decrease in receivables was primarily the result of lower revenue in the third quarter of fiscal 2009 as compared to the fourth quarter of fiscal 2008.
Inventory at August 1, 2009 decreased by $38.6 million, or 12%, from the end of the fourth quarter of fiscal 2008. The decrease in inventory, despite a lower level of sales, is primarily a result of significant reductions in external manufacturing spending and additional factory shutdowns during the first nine months of fiscal 2009.
Net additions to property, plant and equipment were $39.7 million in the first nine months of fiscal 2009 and were funded with a combination of cash on hand and cash generated from operations. We expect capital expenditures to be approximately $55 million in fiscal 2009.
On August 17, 2009, our Board of Directors declared a cash dividend of $0.20 per outstanding share of our common stock. The dividend is payable on September 16, 2009 to shareholders of record on August 27, 2009 and is expected to be approximately $58 million in the aggregate. We expect quarterly dividends to continue at $0.20 per share, although they remain subject to declaration or change by our Board of Directors. The payment of future dividends, if any, will be based on several factors including our financial performance, outlook and liquidity.
Because our cash held outside the United States is not available to meet certain of our cash requirements in the United States, including for cash dividends and common stock repurchases, on June 30, 2009, we issued $375 million aggregate principal amount of 5.0% notes due July 1, 2014 (the Notes) with annual interest payments of 5.0% paid in two installments on January 1 and July 1 of each year, commencing January 1, 2010. The net proceeds of the offering were $370.4 million, after issuing at a discount and deducting expenses, underwriting discounts and commissions, which will be amortized over the term of the Notes. We swapped the fixed interest portion of these Notes for a variable interest rate based on the three-month LIBOR plus 2.05% (2.64% as of August 1, 2009). The variable interest payments based on the variable annual rate are payable quarterly. The LIBOR based rate is set quarterly three months prior to the date of the interest payment. The indenture governing the Notes contains covenants that may limit our ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon our principal property; enter into sale and lease-back transactions; and consolidate with or merge into, or transfer or lease all or substantially all of our assets to, any other party. In addition, we have a five-year $165 million unsecured revolving credit facility that expires in May 2013. To date, we have not borrowed under this credit facility but we may borrow in the future and use the proceeds for support of commercial paper issuance, stock repurchases, dividend payments, acquisitions, capital expenditures, working capital and other lawful corporate purposes.
At August 1, 2009, our principal source of liquidity was $1,724.4 million of cash and cash equivalents and short-term investments. As of August 1, 2009, approximately $426.0 million of our cash and cash equivalents and short-term investments were held in the United States. The balance of our cash and cash equivalents and short-term investments was held outside the United States in various foreign subsidiaries. As we intend to reinvest certain of our foreign earnings indefinitely, this cash held outside the United States is not available to meet certain of our cash requirements in the United States, including for cash dividends and common stock repurchases.
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

Contractual Obligations
During the first nine months of fiscal 2009, we distributed approximately $27 million from our Deferred Compensation Plan as a result of elections made by plan participants under the provisions of our Deferred Compensation Plan. These amounts represented compensation and/or stock option gains previously deferred by those participants pursuant to the terms of our Deferred Compensation Plan. The amounts distributed during fiscal 2009 were previously reflected in the “More than 5 Years” column of the contractual obligations table contained in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended November 1, 2008 because at that time we could not reasonably estimate the timing of such withdrawals.
On June 30, 2009, we issued $375 million aggregate principal amount of 5.0% notes due July 1, 2014 (the Notes) with semi-annual interest payments due on January 1 and July 1 of each year, commencing January 1, 2010 and we also entered into interest rate swap transactions where we swapped the notional amount of our $375 million of fixed rate debt at 5.0% into floating interest rate debt. The swap hedges the benchmark interest rate of our $375 million Notes and has the effect of swapping the 5.0% fixed rate of the Notes into a LIBOR-based floating rate. We make payments at a variable interest rate based upon a three-month LIBOR plus 2.05% (2.64% as of August 1, 2009) in four installments on the 1st of every January, April, July and October, commencing on October 1, 2009 and ending on the maturity date. The LIBOR based rate is set quarterly three months prior to the date of the interest payment. We receive fixed payments on the 1st of every January and July, commencing January 1, 2010 and ending on the maturity date. The interest rate swaps, as well as the Notes, mature on July 1, 2014.
Assuming the current three-month LIBOR remains the same for the duration of the agreement and assuming the debt obligations are held to maturity, the following amounts will be due under the debt and swap agreements and were not previously reflected in the contractual obligations table contained in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended November 1, 2008:

			Payment due by period
		Less than			More than
(in thousands)	Total	1 Year	1-3 Years	4-5 Years	5 Years
Long-term debt obligations	$375,000	—	—	$375,000	—
Interest payments associated with long-term debt obligations (1)	$93,802	$18,802	$37,500	$37,500	—
Payments due under interest rate swap agreements	$50,367	$10,037	$20,179	$20,151	—

(1)	These interest payments will be completely offset by proceeds from our interest rate swap agreements.
There have not been any other material changes during the first nine months of fiscal 2009 to the amounts presented in the table summarizing our contractual obligations included in our Annual Report on Form 10-K for the year ended November 1, 2008.

New Accounting Pronouncements
     Accounting Standards Codification
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles (a replacement of FASB Statement No. 162) (SFAS 168). SFAS 168 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 168 establishes the FASB Accounting Standards Codification™ (Codification) as the source of authoritative accounting principles recognized by the FASB. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009, which is our fourth fiscal quarter of 2009. Upon adoption the Codification will be used to identify authoritative accounting standards.
     Variable Interest Entities
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167). SFAS 167 requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. SFAS 167 is effective for fiscal years that begin after November 15, 2009, which is our fiscal year 2011. We are currently evaluating the impact, if any, that SFAS 167 may have on our financial condition and results of operations.
     Transfers of Financial Assets
In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (SFAS 166). SFAS 166 changes the way entities account for securitizations and other transfers of financial instruments. SFAS 166 is effective for fiscal years that begin after November 15, 2009, which is our fiscal year 2011. We are currently evaluating the impact, if any, that SFAS 166 may have on our financial condition and results of operations.
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
Critical Accounting Policies and Estimates
There were no material changes in the third quarter of fiscal 2009 to the information provided under the heading “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended November 1, 2008.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Exposure
In June 2009, we entered into an interest rate swap agreement to hedge the benchmark interest rate of our $375 million 5.0% Notes due July 1, 2014. The effect of the swap was to convert our 5.0% fixed interest rate to a variable interest rate based on the three-month LIBOR plus 2.05% (2.64% as of August 1, 2009). If LIBOR changes by 100 basis points, our annual interest expense would change by $3.8 million.
There have been no other material changes in the third quarter of fiscal 2009 in the information provided under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” set forth in our Annual Report on Form 10-K for the year ended November 1, 2008.
ITEM 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Analog’s disclosure controls and procedures as of August 1, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of August 1, 2009, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in Internal Control over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended August 1, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1A. Risk Factors
Set forth below and elsewhere in this report and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. The description below includes any material changes to and supersedes the description of the risk factors affecting our business previously discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended November 1, 2008 and “Part II, Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended May 2, 2009.
The current crisis in global credit and financial markets could further materially and adversely affect our business and results of operations.
As widely reported, global credit and financial markets continue to experience extreme disruptions in recent months, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. Our business has been significantly affected by these conditions, and there is no certainty that credit and financial markets and confidence in economic conditions will not deteriorate further. These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. Accelerating layoffs, falling housing markets and the tightening of credit by financial institutions may lead consumers and businesses to continue to postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. In addition, the inability of customers to obtain credit could impair their ability to make timely payments to us. Customer insolvencies in key industries, such as the automotive industry, could also negatively impact our revenues and our ability to collect receivables. In addition, financial difficulties experienced by our suppliers or distributors could result in product delays, increased accounts receivable defaults and inventory challenges. We are unable to predict the likely duration and severity of the current disruptions in the credit and financial markets and adverse global economic conditions, and if the current uncertain economic conditions continue or further deteriorate, we may record additional charges relating to restructuring costs or the impairment of assets and our business and results of operations could be materially and adversely affected.
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
Changes in our effective tax rate may impact our results of operations.
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
We rely, and plan to continue to rely, on assembly and test subcontractors and on third-party wafer fabricators to supply most of our wafers that can be manufactured using industry-standard submicron processes. This reliance involves several risks, including reduced control over availability, capacity utilization, delivery schedules, manufacturing yields, quality assurance and costs. Additionally, we utilize a limited number of third-party wafer fabricators, primarily Taiwan Semiconductor Manufacturing Company, or TSMC. These suppliers manufacture components in accordance with our proprietary designs and specifications. In addition, these suppliers often provide manufacturing services to our competitors and therefore periods of increased industry demand may result in capacity constraints. If these suppliers are unable or unwilling to manufacture and deliver sufficient quantities of components to us on the time schedule and of the quality that we require, we may be forced to seek to engage additional or replacement suppliers, which could result in additional expenses and delays in product development or shipment of product to our customers. Approximately 46% of our revenue for the first nine months of fiscal 2009 and approximately 44% of our fiscal year 2008 revenue was from products fabricated at third-party wafer-fabrication facilities, primarily TSMC.
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
We have significant operations and manufacturing facilities outside the United States, including in Ireland and the Philippines. During the first nine months of fiscal 2009, approximately 79% of our revenue was derived from customers in international markets. Although we engage in hedging transactions to reduce our exposure to currency exchange rate fluctuations, there can be no assurance that our competitive position will not be adversely affected by changes in the exchange rate of the United States dollar against other currencies. Potential interest rate increases, as well as high energy costs, could have an adverse impact on industrial and consumer spending patterns and could adversely impact demand for our products. While a majority of our cash is generated outside the United States, we require a substantial amount of cash in the United Sates for operating requirements, stock repurchases, cash dividends and acquisitions. If we are unable to address our U.S. cash requirements through operations, by efficient and timely repatriations of overseas cash, through borrowings under our current credit facility or from other sources of cash obtained at an acceptable cost (such as our recent offering of Notes), our business strategies and operating results could be adversely affected.
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
Our industry is subject to increasingly strict environmental regulations that control and restrict the use, transportation, emission, discharge, storage and disposal of certain chemicals, gases and other substances used or produced in the semiconductor manufacturing process. Public attention on environmental controls has continued to increase, and our customers routinely include stringent environmental standards in their contracts with us. Changes in environmental regulations may require us to invest in potentially costly pollution control equipment or alter the way our products are made. In addition, we use hazardous and other regulated materials that subject us to risks of strict liability for damages caused by accidental releases, regardless of fault. Any failure to control such materials adequately or to comply with regulatory restrictions or contractual obligations could increase our expenses and adversely affect our operating results.
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
If we are unable to generate sufficient cash flow, we may not be able to service our debt obligations, including making payments on our $375 million senior unsecured notes.
In the third quarter of fiscal 2009, we issued $375 million aggregate principal amount of 5.0% notes due July 1, 2014 in a public offering. Our ability to make payments of principal and interest on our indebtedness when due depends upon our future performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors affecting our consolidated operations, many of which are beyond our control. If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required, among other things:
•	to seek additional financing in the debt or equity markets;

•	to refinance or restructure all or a portion of our indebtedness, including the notes;

•	to sell selected assets;

•	to reduce or delay planned capital expenditures; or

•	to reduce or delay planned operating expenditures.
Such measures might not be sufficient to enable us to service our debt, including the notes, which could negatively impact our financial results. In addition, any such financing, refinancing or sale of assets might not be available on economically favorable terms.
Restrictions in our credit facility and outstanding debt instruments may limit our activities.
Our current credit facility and our 5.0% senior unsecured notes impose, and future debt instruments to which we may become subject may impose, restrictions that limit our ability to engage in activities that could otherwise benefit our company, including to undertake certain transactions, to create certain liens on our assets and to incur certain subsidiary indebtedness. Our ability to comply with these financial restrictions and covenants is dependent on our future performance, which is subject to prevailing economic conditions and other factors, including factors that are beyond our control such as foreign exchange rates, interest rates, changes in technology and changes in the level of competition. In addition, our credit facility requires us to maintain compliance with specified financial ratios.
If we breach any of the covenants under our credit facility or the indenture governing our outstanding notes and do not obtain appropriate waivers, then, subject to applicable cure periods, our outstanding indebtedness thereunder could be declared immediately due and payable.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

				Approximate Dollar
			Total Number of	Value of Shares that
			Shares Purchased	May Yet Be
	Total Number of		as Part of Publicly	Purchased Under
	Shares Purchased	Average Price	Announced Plans	the Plans or
Period	(a)	Paid Per Share (b)	or Programs (c)	Programs
May 3, 2009 through May 30, 2009	9,084	$20.74	8,780	$91,614,067
May 31, 2009 through June 27, 2009	—	—	—	$91,614,067
June 28, 2009 through August 1, 2009	190	$24.94	—	$91,614,067

Total	9,274	$20.83	8,780	$91,614,067

(a)	Includes 494 shares surrendered to us by employees to satisfy their tax obligations upon vesting of restricted stock granted to our employees under our equity compensation plans.

(b)	The average price paid per share of stock repurchased under our stock repurchase program includes the commissions paid to the brokers.

(c)	Repurchased pursuant to the stock repurchase program publicly announced on August 12, 2004. On June 6, 2007, our Board of Directors authorized the repurchase by us of an additional $1 billion of our common stock, increasing the total amount of our common stock we are authorized to repurchase under the program to $4 billion. Under the repurchase program, we may repurchase outstanding shares of our common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.
ITEM 4. Submission of Matters to a Vote of Security Holders
At our Special Meeting of Shareholders held on July 20, 2009, the proposal to approve an employee stock option exchange program was acted upon by our shareholders. The results of the voting are set forth below:

	VOTES	VOTES
	FOR	AGAINST	ABSTENTIONS
Proposal to Approve an Employee Stock Option Exchange Program	162,105,237	61,913,841	298,449
There were no broker non-votes on this proposal.
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

ANALOG DEVICES, INC.
Date: August 18, 2009	By:	/s/ Jerald G. Fishman
Jerald G. Fishman
President and Chief Executive Officer (Principal Executive Officer)

Date: August 18, 2009	By:	/s/ David A. Zinsner
David A. Zinsner
Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

1.1	Underwriting Agreement, dated June 25, 2009, between Analog Devices, Inc. and Credit Suisse Securities (USA) LLC, as representative of the several underwriters named therein, filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 1-7819), filed with the Commission on June 30, 2009 and incorporated herein by reference.

4.1	Indenture, by and among the Company and The Bank of New York Mellon Trust Company, N.A. (as Trustee) dated as of June 30, 2009.

4.2	Supplemental Indenture, dated June 30, 2009, between Analog Devices, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-7819), filed with the Commission on June 30, 2009 and incorporated herein by reference.

4.3	Form of 5.00% Global Note due July 1, 2014, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 1-7819), filed with the Commission on June 30, 2009 and incorporated herein by reference.

10.1	Second Amendment to 2006 Stock Incentive Plan of Analog Devices, Inc.

31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

32.1	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).

32.2	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer).

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.LAB	XBRL Labels Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and nine months ended August 1, 2009 and August 2, 2008, (ii) Condensed Consolidated Balance Sheets at August 1, 2009 and November 1, 2008, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended August 1, 2009 and August 2, 2008 and (iv) Notes to Condensed Consolidated Financial Statements.
In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.