Form 10-K
period 2009-10-31
ANALOG DEVICES INC
filed 2009-11-24
CIK 6281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  YES ☑     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐     NO ☑

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant was approximately $5,181,000,000 based on the last reported sale of the Common Stock on the New York Stock Exchange Composite Tape reporting system on May 2, 2009. Shares of voting and non-voting stock beneficially owned by executive officers, directors and holders of more than 5% of the outstanding stock have been excluded from this calculation because such persons or institutions may be deemed affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

As of October 31, 2009 there were 291,861,767 shares of Common Stock, $0.16 2/3 par value per share, outstanding.

Documents Incorporated by Reference

Document Description	Form 10-K Part

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held March 9, 2010	III

PART I

ITEM 1.	BUSINESS

Company Overview

We are a world leader in the design, manufacture and marketing of high-performance analog, mixed-signal and digital signal processing integrated circuits used in industrial, communication, computer and consumer applications. Since our inception in 1965, we have focused on solving the engineering challenges associated with signal processing in electronic equipment. Our signal processing products translate real-world phenomena such as light, sound, temperature, motion and pressure into electrical signals to be used in a wide array of electronic equipment. Used by over 60,000 customers worldwide, our products are embedded inside many types of electronic equipment including:

• Industrial process controls • Factory automation systems • Instrumentation • Energy management systems • Defense electronics • Automobiles • Medical imaging equipment	• Portable wireless communications devices • Cellular basestations • Central office networking equipment • Computers • Digital cameras • Digital televisions

Signal processing technology is a critical element of industrial, high-speed communications and consumer applications. As new generations of digital applications evolve, they generate new needs for high-performance analog signal processing and digital signal processing, or DSP, technology. We produce a wide range of products that are designed to meet the signal processing technology needs of a broad base of customers. The breakdown of our fiscal 2009 revenue by end market is set out in the table below.

Percent of
Total FY2009 ADI
End Market	Revenue

Industrial	52%
Communications	25%
Consumer	20%
Computer	3%

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

Industry Background

All electronic signals fall into one of two categories, analog or digital. Analog signals, also known as linear signals, represent real-world phenomena, such as temperature, pressure, sound, speed and motion. This information can be detected and measured using analog sensors by generating continuously-varying voltages and currents. The signals from these sensors are initially processed using analog methods, such as amplification, filtering and shaping. They are then usually converted to digital form for storage or further manipulation. The further manipulation of the signals after conversion to digital form is called “digital signal processing.” Digital signals represent the “ones” and “zeros” of binary arithmetic and are either on or off. Digital signals are frequently converted back to analog form for functions such as video display, audio output or control. We refer to these manipulations and transformations as “real-world signal processing.”

Significant developments in semiconductor technology in recent years have substantially increased the performance and functionality of integrated circuits, or ICs, used in signal processing applications. These developments include:

•	the ability to combine analog and digital signal processing capability on a single chip, thereby making possible more highly-integrated solutions; and

•	the widespread application of low-cost, high-performance microprocessor-based systems, which allows customers to convert analog information into digital information that can be managed by these microprocessors.

Principal Products

We design, manufacture and market a broad line of high-performance ICs that incorporate analog, mixed-signal and digital signal processing technologies. Our ICs are designed to address a wide range of real-world signal processing applications. Across the entire range of our product portfolio are both general-purpose products used by a broad range of customers and applications as well as application-specific products designed for specific clusters of customers in key target markets. By using readily available, high-performance, general-purpose products in their systems, our customers can reduce the time they need to bring new products to market. Given the high cost of developing more customized ICs, our standard products often provide a cost-effective solution for many low to medium volume applications. However, in some industrial, communications, consumer and computer products, we focus on working with leading customers to design application-specific solutions. We begin with our existing core technologies in data conversion, amplification, power management, radio frequency and DSP, and devise a solution to more closely meet the needs of a specific customer or group of customers. Because we have already developed the core technology for our general-purpose products, we can create application-specific solutions quickly.

We produce and market several thousand products and operate in one reporting segment. Our ten highest revenue products, in the aggregate, accounted for approximately 9% of our revenue for fiscal 2009. The majority of our products are proprietary, meaning equivalent products are not available from competitors. A limited number of other companies may provide products with similar functions. A breakdown of our fiscal 2009 revenue by product category follows.

Percent of
Total FY2009 ADI
Product Category	Revenue *

Converters	48%
Amplifiers	25%
Other analog	13%
Power management & reference	6%
DSP	9%

*	The sum of the individual percentages do not equal 100% due to rounding.

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

We derive the majority of our analog signal processing IC product revenue from sales of data converters and amplifiers. We are the industry’s leading supplier of data converter products. Data converters translate real-world analog signals into digital data and also translate digital data into analog signals. Data converters remain our largest and most diverse product family and an area where we are continuously innovating to enable our customers to redefine and differentiate their products. With the industry’s leading portfolio of ADCs (analog-to-digital converters) and DACs (digital-to-analog converters), our converter products combine sampling rates and accuracy with the low noise, power, price and small package size required by industrial, medical, automotive, communications, and consumer electronics. We are also a leading supplier of high-performance amplifiers. Amplifiers are used to condition analog signals and minimize noise. We provide high speed, precision, RF, broadband, instrumentation and other amplifiers. We also offer an extensive portfolio of comparators that are used in a wide variety of applications.

Our analog technology also includes the broadest portfolio of RF ICs covering the entire RF signal chain from industry-leading high performance RF function blocks to highly integrated WI-MAX and short-range single chip transceiver solutions. To date, we have sold our RF ICs principally for cellular infrastructure and point-to-point applications and have been focused on the high performance end of the market.

Our analog technology portfolio also includes products using an advanced IC technology known in the industry as surface micromachining, which is used to produce semiconductor products known as micro-electromechanical systems, or MEMS. This technology enables us to build extremely small mechanical sensing elements on the surface of a chip along with supporting circuitry. In addition to incorporating an electro-mechanical structure, these devices also have analog circuitry for conditioning signals obtained from the sensing element. The integration of signal conditioning and MEMS is a unique feature of our products which we call iMEMS®. Our iMEMS product portfolio includes accelerometers used to sense acceleration, gyroscopes used to sense rotation, and MEMS microphones used to capture audio sounds. The majority of our current revenue from MEMS products is derived from automotive manufacturers and consumer customers.

Power management and reference products make up the balance of our analog sales. Whether the product is plugged into the wall or runs on batteries, every electronic device requires some form of power management, which can include converters, battery chargers, charge pumps, and regulators. We leverage our leading analog signal technology to devise innovative high-performance power management ICs, high-reliability infrastructure equipment and battery-operated portable medical, communications and consumer devices.

Digital Signal Processing Products

Digital Signal Processors (DSPs) complete our product portfolio. DSPs are optimized for high-speed numeric calculations, which are essential for instantaneous, or real-time, processing of digital data generated, in most cases, from analog to digital signal conversion. Our DSP products are designed to be fully programmable and to efficiently execute specialized software programs, or algorithms, associated with processing digitized real-time, real-world data. Programmable DSPs provide the flexibility to modify the device’s function quickly and inexpensively using software. Our general-purpose DSP IC customers typically write their own algorithms using software development tools that we provide and software development tools they obtain from third-party suppliers. Our DSPs are designed in families of products that share a common architecture and therefore can execute the same software. We support these products with easy-to-use, low-cost development tools, which are designed to reduce our customers’ product development costs and time-to-market.

Markets and Applications

The following describes some of the characteristics of, and customer products within, our major markets:

Industrial — Our industrial market includes the following areas:

Industrial Process Automation — Our industrial process automation market includes applications, such as:

• Factory automation systems • Automatic process control systems • Robotics	• Environmental control systems • Automatic test equipment

These applications generally require ICs that offer performance greater than that available from commodity-level ICs but generally do not have production volumes that warrant custom or application-specific ICs. Combinations of analog, mixed-signal and DSP ICs are usually employed to achieve the necessary functionality.

Instrumentation — Our instrumentation market includes engineering, medical and scientific instruments. These applications are usually designed using the highest performance analog and mixed-signal ICs available. Customer products include:

• Oscilloscopes • Logic analyzers • CT scanners	• MRI equipment • Blood analyzers • Microscopes

Defense/Aerospace — The defense, commercial avionics and space markets all require high-performance ICs that meet rigorous environmental and reliability specifications. Many of our analog ICs can be supplied in versions that meet these standards. In addition, many products can be supplied to meet the standards required for broadcast satellites and other commercial space applications. Most of our products sold in this market are specifically tested versions of products derived from our standard product offering. Customer products include:

• Navigation systems • Flight simulators	• Radar systems • Security devices

Automotive — The automotive industry relies on electronics to bring differentiated features to market quickly. As a result, electronic equipment content is continuing to increase as a percentage of total vehicle cost. In the automotive market, we have achieved significant market penetration through collaboration with manufacturers worldwide to drive innovation in three key areas: safety systems, power train electronics, and infotainment (which includes entertainment, communications and navigation systems). We offer a wide portfolio of analog ICs used in powertrain and body electronics applications to help improve fuel efficiency and lower emissions. We have developed products specifically for the automotive market which are used in such applications as:

• Crash sensors in airbag systems • Roll-over sensing • Global positioning satellite (GPS) • Automotive navigation systems • Anti-lock brakes	• “Smart” suspension systems • Engine control • In-cabin electronics • Audio • Collision avoidance systems

Energy Management — The need to improve energy efficiency, conservation, reliability, and cleanliness is driving investments in renewable energy, power transmission and distribution systems, electric meters, and other innovative areas. The common characteristic behind these efforts is the addition of sensing, measurement, and communication technologies to electrical infrastructure. Our offerings include both standard and application-specific products and are used in applications such as:

• Electric meters • Meter communication modules • Substation relays and automation equipment	• Wind turbines • Solar inverters • Building energy automation/control

Communications — The development of broadband, wireless and Internet infrastructures around the world has created an important market for our communications products. Communications technology involves the acquisition of analog signals that are converted from analog to digital and digital to analog form during the process of transmitting and receiving data. The need for higher speed and reduced power consumption, coupled with more reliable, bandwidth-efficient communications, has been creating demand for our products. Our products are used in the full spectrum of signal processing for audio, data, image and video communication. In wireless and broadband communication applications, our products are incorporated into:

• Cellular handsets • Cellular basestation equipment • PBX switches	• Routers • Remote access servers

Consumer — Market demand for digital entertainment systems and the consumer demand for high quality voice, music, movies and photographs have allowed us to combine analog and digital design capability to provide solutions that meet the rigorous cost requirements of the consumer electronics market. The emergence of high-performance, feature-rich consumer products has created a market for our high-performance ICs with a high level of specific functionality. These products include:

• Digital camcorders and cameras • Home theater systems • LCD digital televisions	• Video projectors • Portable media devices • High-definition DVD recorders/players

Computer — Revenues from computer customers now comprise only a small percentage of our total revenue given the limited opportunity for high performance signal processing technology in this market.

Research and Development

Our markets are characterized by rapid technological changes and advances. Accordingly, we make substantial investments in the design and development of new products and manufacturing processes, and the improvement of existing products and manufacturing processes. We spent approximately $447 million during fiscal 2009 on the design, development and improvement of new and existing products and manufacturing processes, compared to approximately $533 million during fiscal 2008 and approximately $510 million during fiscal 2007.

Our research and development strategy focuses on building technical leadership in core technologies of converters, linear, including amplifiers, and Radio Frequency (RF) technology, power management, sensors, and digital signal processing. In support of our research and development activities, we employ thousands of engineers involved in product and manufacturing process development at 34 design centers and manufacturing sites located throughout the world.

Patents and Other Intellectual Property Rights

We seek to establish and maintain our proprietary rights in our technology and products through the use of patents, copyrights, trademarks and trade secret laws. We have a program to file applications for and obtain patents, copyrights and trademarks in the United States and in selected foreign countries where we believe filing for such protection is appropriate. We also seek to maintain our trade secrets and confidential information by nondisclosure policies and through the use of appropriate confidentiality agreements. We have obtained a substantial number of patents and trademarks in the United States and in other countries. As of October 31, 2009, we held approximately 1,499 U.S. patents and approximately 604 non-provisional pending U.S. patent applications. There can be no assurance, however, that the rights obtained can be successfully enforced against infringing products in every jurisdiction. While our patents, copyrights, trademarks and trade secrets provide some advantage and protection, we believe our competitive position and future success is largely determined by such factors as the system and application knowledge, innovative skills, technological expertise and management ability and experience of our personnel; the range and success of new products being developed by us; our market brand recognition and ongoing marketing efforts; and customer service and technical support. It is generally our policy to seek patent protection for significant inventions that may be patented, though we may elect, in certain cases, not to seek patent protection even for significant inventions, if we determine other protection, such as maintaining the invention as a trade secret, to be more advantageous. We also have trademarks that are used in the conduct of our business to distinguish genuine Analog Devices products and we maintain cooperative advertising programs to promote our brands and identify products containing genuine Analog Devices components. In addition, we have registered certain of our mask sets, which are akin to the blueprint for building an IC, under the Semiconductor Chip Protection Act of 1984.

Sales Channels

We sell our products globally through a direct sales force, third-party distributors, independent sales representatives and via our website.

We derived approximately 54% of our fiscal 2009 product revenue from sales made through distributors. These distributors typically maintain an inventory of our products. Some of them also sell products which compete with our products, including those for which we are an alternate source. In all regions of the world, we defer revenue and the related cost of sales on shipments to distributors until the distributors resell the products to their customers. We make sales to distributors under agreements that allow distributors to receive price adjustment credits and to return qualifying products for credit, as determined by us, in order to reduce the amounts of slow-moving, discontinued or obsolete product from their inventory. These agreements limit such returns to a certain percentage of our shipments to that distributor during the prior quarter. In addition, distributors are allowed to return unsold products if we terminate the relationship with the distributor. Additional information relating to our sales to distributors is set forth in Note 2n. in the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

The categorization of sales into geographic regions set forth below is based upon the location of the customer.

Geographic Area	% of 2009 Revenue	Direct Sales Offices

United States	20%	12
Rest of North/South America	5%	—
Europe	25%	12
Japan	17%	1
China	19%	2
Rest of Asia	14%	5

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

We support our worldwide technical direct field sales efforts by an extensive promotional program that includes editorial coverage and paid advertising in trade publications, direct mail programs, promotional brochures, technical seminars and participation in trade shows. We publish and distribute product catalogs, applications guides, technical handbooks and detailed data sheets for individual products. We also provide this information and sell products via our website. We maintain a staff of field application engineers who aid customers in incorporating our products into their products.

We have tens of thousands of customers worldwide. Our largest single customer, excluding distributors, represented approximately 5% of our fiscal 2009 revenue. Our 20 largest customers, excluding distributors, accounted for approximately 37% of our fiscal 2009 revenue. These customers used hundreds of different types of our products in a wide range of applications spanning the industrial, communication, consumer and computer markets.

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

Foreign Operations

Through subsidiaries and affiliates, we conduct business in numerous countries outside the United States. During fiscal 2009, we derived approximately 80% of our revenue from customers in international markets. Our international business is subject to risks customarily encountered in foreign operations, including fluctuations in foreign currency exchange rates and controls, import and export controls, and other laws, policies and regulations of foreign governments. Although we engage in hedging transactions to reduce our exposure to currency exchange rate fluctuations, our competitive position may be adversely affected by changes in the exchange rate of the United States dollar against other currencies.

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

Our IC products are fabricated both at our production facilities and by third-party wafer fabricators. Our products are manufactured in our own wafer fabrication facilities using proprietary processes and at third-party wafer-fabrication foundries using sub-micron digital CMOS processes. Approximately 49%, 44% and 43% of our revenue in fiscal 2009, 2008 and 2007, respectively, was from products fabricated at third-party wafer-fabrication facilities, primarily Taiwan Semiconductor Manufacturing Company (TSMC). We operate wafer fabrication facilities in Wilmington, Massachusetts and Limerick, Ireland. We closed our wafer fabrication facility in Cambridge, Massachusetts at the end of fiscal 2009. We also operate test facilities located in the Philippines and use third-party subcontractors for the assembly and testing of our products.

Capital spending was $56.1 million in fiscal 2009, compared with $157.4 million in fiscal 2008. We currently plan to make capital expenditures in the range of $60 million to $70 million in fiscal 2010.

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

Backlog

Backlog at the end of fiscal 2009 was approximately $411 million, up from approximately $333 million at the end of fiscal 2008. We define backlog as of a particular date to mean firm orders from a customer or distributor with a requested delivery date within thirteen weeks. Backlog is impacted by the tendency of customers to rely on shorter lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog and, in some instances, we may not have manufacturing capacity sufficient to fulfill all orders. As is customary in the semiconductor industry, we allow most orders to be cancelled or deliveries to be delayed by customers without significant penalty. Accordingly, we believe that our backlog at any time should not be used as an indication of our future revenue.

We typically do not have long-term sales contracts with our customers. In some of our markets where end-user demand may be particularly volatile and difficult to predict, some customers place orders that require us to manufacture product and have it available for shipment, even though the customer is unwilling to make a binding commitment to purchase all, or even any, of the product. In other instances, we manufacture product based on forecasts of customer demand. As a result, we may incur inventory and manufacturing costs in advance of anticipated sales and are subject to the risk of cancellation of orders leading to a sharp reduction of sales and backlog. Further, those orders or forecasts may be for products that meet the customer’s unique requirements so that those cancelled orders would, in addition, result in an inventory of unsaleable products, resulting in potential inventory write-offs. As a result of lengthy manufacturing cycles for some of our products that are subject to these uncertainties, the amount of unsaleable product could be substantial.

Government Contracts

We estimate that approximately 5% of our fiscal 2009 product revenue was attributable to sales to the U.S. government and U.S. government contractors and subcontractors. Our government contract business is predominantly in the form of negotiated, firm fixed-price subcontracts. All such contracts and subcontracts contain standard provisions relating to termination at the election of the U.S. government.

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

Additional information relating to our acquisition and divestiture activities during fiscal 2009, fiscal 2008 and fiscal 2007 is set forth in Note 2u. and Note 6 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Competition

We compete with a number of semiconductor companies in markets that are highly competitive. Our competitors include:

• Broadcom Corporation	• Microchip Technology, Inc.
• Cirrus Logic, Inc.	• National Semiconductor Corporation
• Freescale Semiconductor, Inc.	• NXP Semiconductors
• Infineon Technologies	• ST Microelectronics
• Intersil Corporation	• Silicon Laboratories, Inc.
• Linear Technology Corporation	• Texas Instruments, Inc.
• Maxim Integrated Products, Inc.

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

Environment

We are committed to protecting the environment and the health and safety of our employees, customers and the public. We endeavor to adhere to stringent regulatory and industry standards across all of our facilities, to encourage pollution prevention, to reduce our energy consumption and to strive towards continual improvement. We strive to achieve a standard of excellence in environmental, health and safety management practices as an integral part of our total quality management system.

Our management systems are certified to ISO 14001, OHSAS 18001, ISO 9000 and TS16949. We are an applicant member of the Electronic Industry Citizenship Coalition (EICC). In fiscal 2009, we published our first Sustainability Report, which detailed our commitment to reduced consumption of energy and fair labor standards, among other things. We are not including the information contained in our Sustainability Report, or incorporating it by reference into this Annual Report on Form 10-K.

Our manufacturing facilities are subject to numerous and increasingly strict environmental laws and regulations, particularly with respect to the transportation, storage, handling, use, emission, discharge and disposal of certain chemicals, gases and other substances used or produced in the semiconductor manufacturing process. In addition, our products are subject to increasingly stringent regulations regarding chemical content under European Union regulatory programs, such as RoHS and REACH enacted by individual countries. Contracts with many of our customers reflect these and additional environmental compliance obligations. Compliance with these laws and regulations has not had a material impact on our capital expenditures, earnings, financial condition or competitive position. There can be no assurance, however, that current or future environmental laws and regulations will not impose costly requirements upon us. Any failure by us to comply with applicable environmental laws, regulations and contractual obligations could result in fines, suspension of production, alteration of fabrication processes and legal liability.

Employees

As of October 31, 2009, we employed approximately 8,300 individuals worldwide. Our future success depends in large part on the continued service of our key technical and senior management personnel, and on our ability to continue to attract, retain and motivate qualified employees, particularly those highly-skilled design, process, test and applications engineers involved in the design, support and manufacture of new and existing products and processes. We believe that relations with our employees are good; however, the competition for such personnel is intense, and the loss of key personnel could have a material adverse impact on our results of operations and financial condition.

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

As widely reported, global credit and financial markets continue to experience disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. Our business has been significantly affected by these conditions. While there are signs that conditions may be improving, there is no certainty that this trend will continue or that credit and financial markets and confidence in economic conditions will not deteriorate again. These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. Accelerating layoffs, falling housing markets and the tightening of credit by financial institutions may lead consumers and businesses to continue to postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. In addition, the inability of customers to obtain credit could impair their ability to make timely payments to us. Customer insolvencies in key industries, such as the automotive industry, could also negatively impact our revenues and our ability to collect receivables. In addition, financial difficulties experienced by our suppliers or distributors could result in product delays, increased accounts receivable defaults and inventory challenges. The financial turmoil could cause financial institutions to consolidate or go out of business, which increases the risk that the actual amounts realized in the future on our financial instruments could differ significantly from the fair value assigned to them. We are unable to predict the likely duration and severity of the current disruptions in the credit and financial markets and adverse global economic conditions, and if the current uncertain economic conditions continue or further deteriorate, we may record additional charges relating to restructuring costs or the impairment of assets and our business and results of operations could be materially and adversely affected.

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

We rely, and plan to continue to rely, on assembly and test subcontractors and on third-party wafer fabricators to supply most of our wafers that can be manufactured using industry-standard submicron processes. This reliance involves several risks, including reduced control over availability, capacity utilization, delivery schedules, manufacturing yields, quality assurance and costs. Additionally, we utilize a limited number of third-party wafer fabricators, primarily Taiwan Semiconductor Manufacturing Company, or TSMC. These suppliers manufacture components in accordance with our proprietary designs and specifications. In addition, these suppliers often provide manufacturing services to our competitors and therefore periods of increased industry demand may result in capacity constraints. If these suppliers are unable or unwilling to manufacture and deliver sufficient quantities of components to us on the time schedule and of the quality that we require, we may be forced to seek to engage additional or replacement suppliers, which could result in additional expenses and delays in product development or shipment of product to our customers. Approximately 49% of our fiscal year 2009 revenue was from products fabricated at third-party wafer-fabrication facilities, primarily TSMC.

The markets for semiconductor products are cyclical, and increased production may lead to overcapacity and lower prices, and conversely, we may not be able to satisfy unexpected demand for our products.

The cyclical nature of the semiconductor industry has resulted in periods when demand for our products has increased or decreased rapidly. If we expand our operations and workforce too rapidly or procure excessive resources in anticipation of increased demand for our products, and that demand does not materialize at the pace at which we expect or declines, or if we overbuild inventory in a period of decreased demand, our operating results may be adversely affected as a result of increased operating expenses, reduced margins, underutilization of capacity or asset impairment charges. These capacity expansions by us and other semiconductor manufacturers could also lead to overcapacity in our target markets which could lead to price erosion that would adversely impact our operating results. Conversely, during periods of rapid increases in demand, our available capacity may not be sufficient to satisfy the demand. In addition, we may not be able to expand our workforce and operations in a sufficiently timely manner, procure adequate resources, or locate suitable third-party suppliers, to respond effectively to changes in demand for our existing products or to the demand for new products requested by our customers, and our current or future business could be materially and adversely affected.

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

Our success depends, in part, on our ability to protect our intellectual property. We primarily rely on patent, mask work, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies and processes. Despite our efforts to protect our proprietary technologies and processes, it is possible that competitors or other unauthorized third parties may obtain, copy, use or disclose our technologies, products and processes. Moreover, the laws of foreign countries in which we design, manufacture, market and sell our products may afford little or no effective protection of our proprietary technology.

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

We have significant operations and manufacturing facilities outside the United States, including in Ireland and the Philippines. During fiscal 2009, approximately 80% of our revenue was derived from customers in international markets. Although we engage in hedging transactions to reduce our exposure to currency exchange rate fluctuations, there can be no assurance that our competitive position will not be adversely affected by changes in the exchange rate of the United States dollar against other currencies. Potential interest rate increases, as well as high energy costs, could have an adverse impact on industrial and consumer spending patterns and could adversely impact demand for our products. While a majority of our cash is generated outside the United States, we require a substantial amount of cash in the United Sates for operating requirements, stock repurchases, cash dividends and acquisitions. If we are unable to address our U.S. cash requirements through operations, by efficient and timely repatriations of overseas cash, through borrowings under our current credit facility or from other sources of cash obtained at an acceptable cost, our business strategies and operating results could be adversely affected.

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

We expect to continue to expand our business and operations in China. Our success in the Chinese markets may be adversely affected by China’s continuously evolving laws and regulations, including those relating to taxation, import and export tariffs, currency controls, environmental regulations, and intellectual property rights and enforcement of those rights. Enforcement of existing laws or agreements may be inconsistent, as there exists a high degree of fragmentation among regulatory authorities resulting in uncertainties as to which authorities have jurisdiction over particular parties or transactions. In addition, changes in the political environment, governmental policies or U.S.-China relations could result in revisions to laws or regulations or their interpretation and enforcement, increased taxation, restrictions on imports, import duties or currency revaluations, which could have an adverse effect on our business plans and operating results.

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

In the third quarter of fiscal 2009, we issued in a public offering $375 million aggregate principal amount of 5.0% senior unsecured notes due July 1, 2014. Our ability to make payments of principal and interest on our indebtedness when due depends upon our future performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors affecting our consolidated operations, many of which are beyond our control. If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to, among other things:

•	seek additional financing in the debt or equity markets;

•	refinance or restructure all or a portion of our indebtedness, including the notes;

•	sell selected assets;

•	reduce or delay planned capital expenditures; or

•	reduce or delay planned operating expenditures.

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

The market price of our common stock has been volatile in the past and may be volatile in the future, as it may be significantly affected by the following factors:

•	crises in global credit and financial markets;

•	actual or anticipated fluctuations in our revenue and operating results;

•	changes in financial estimates by securities analysts or our failure to perform in line with those estimates or our published guidance;

•	changes in market valuations of other semiconductor companies;

•	announcements by us or our competitors of significant new products, technical innovations, acquisitions or dispositions, litigation or capital commitments;

•	departures of key personnel;

•	actual or perceived noncompliance with corporate responsibility or ethics standards by us or any of our employees, officers or directors; and

•	negative media publicity targeting us or our competitors.

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

Our corporate headquarters is located in Norwood, Massachusetts. Manufacturing and other operations are conducted in several locations worldwide. The following tables provide certain information about our principal general offices and manufacturing facilities:

Principal Properties
Owned:	Use	Floor Space

Wilmington, MA	Wafer fabrication, testing, engineering, marketing and administrative offices	586,200 sq. ft.
Cavite, Philippines	Wafer probe and testing, warehouse, engineering and administrative offices	468,400 sq. ft.
Limerick, Ireland	Wafer fabrication, wafer probe and testing, engineering and administrative offices	446,500 sq. ft.
Westwood, MA	Engineering, administrative offices and warehouse	100,500 sq. ft.
Greensboro, NC	Product testing, engineering and administrative offices	98,700 sq. ft.
San Jose, CA	Engineering, administrative offices	76,700 sq. ft.
Manila, Philippines	Components assembly and testing, engineering and administrative offices	74,000 sq. ft.

Principal
Properties			Lease
Leased:	Use	Floor Space	Expiration	Renewals
			(fiscal year)

Norwood, MA	Corporate headquarters, engineering, components testing, sales and marketing offices	130,000 sq. ft.	2022	2, five-yr. periods
Cambridge, MA(a)	Wafer fabrication, components testing and assembly engineering, marketing and administrative offices	117,000 sq. ft.	2011	None
Greensboro, NC	Engineering and administrative offices	47,600 sq. ft.	2011	1, two-yr. period

(a)	We finished production and began clean-up at this wafer fabrication facility during the fourth quarter of fiscal 2009. For additional information, see Note 5 in the Notes to our Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

In addition to the principal leased properties listed in the above table, we also lease sales offices and other premises at 25 locations in the United States and 36 locations internationally under operating lease agreements. These leases expire at various dates through the year 2022. We do not anticipate experiencing significant difficulty in retaining occupancy of any of our manufacturing, office or sales facilities through lease renewals prior to expiration or through month-to-month occupancy, or in replacing them with equivalent facilities. For information concerning our obligations under all operating leases see Note 11 in the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

ITEM 3.	LEGAL PROCEEDINGS

From time to time in the ordinary course of our business, various claims, charges and litigation are asserted or commenced against us arising from, or related to, contractual matters, patents, trademarks, personal injury, environmental matters, product liability, insurance coverage and personnel and employment disputes. As to such claims and litigation, we can give no assurance that we will prevail. We do not believe that any current legal matters will have a material adverse effect on our financial position.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the last quarter of the fiscal year ended October 31, 2009.

EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth (i) the name, age and position of each of our executive officers and (ii) the business experience of each person named in the table during at least the past five years. There is no family relationship among any of our executive officers.

Executive Officer	Age	Position(s)	Business Experience

Ray Stata	75	Chairman of the Board	Chairman of the Board since 1973; Chief Executive Officer from 1973 to November 1996; President from 1971 to November 1991.
Jerald G. Fishman	63	President, Chief Executive Officer and Director	Chief Executive Officer since November 1996; President and Director since November 1991; Executive Vice President from 1988 to November 1991; Group Vice President — Components from 1982 to 1988.
David A. Zinsner	40	Vice President, Finance and Chief Financial Officer	Vice President, Finance and Chief Financial Officer since January 2009; Senior Vice President and Chief Financial Officer Intersil Corporation from 2005 to December 2008; Corporate Controller and Treasurer Intersil Corporation from 1999 to 2005.
Seamus Brennan	58	Vice President, Corporate Controller and Chief Accounting Officer	Vice President, Corporate Controller and Chief Accounting Officer since December 2008; Corporate Controller from 2002 to December 2008; Assistant Corporate Controller from 1997 to 2002; Manager Enterprise System Implementation from 1994 to 1997; Plant Controller, Analog Devices, B.V. — Limerick, Ireland from 1989 to 1994.
Samuel H. Fuller	63	Vice President, Research and Development and Chief Technology Officer	Vice President, Research and Development since March 1998; Chief Technology Officer since March 2006; Vice President of Research and Chief Scientist of Digital Equipment Corp. from 1983 to 1998.
Robert R. Marshall	55	Vice President, Worldwide Manufacturing	Vice President, Worldwide Manufacturing since February 1994; Vice President, Manufacturing, Limerick Site, Analog Devices, B.V. — Limerick, Ireland from November 1991 to February 1994; Plant Manager, Analog Devices, B.V. — Limerick, Ireland from January 1991 to November 1991.

Executive Officer	Age	Position(s)	Business Experience

William Matson	50	Vice President, Human Resources	Vice President, Human Resources since November 2006; Chief Human Resource Officer of Lenovo, an international computer manufacturer, from January 2005 to June 2006; General Manager of IBM Business Transformation Outsourcing from September 2003 to April 2005; Vice President, Human Resources of IBM Asia Pacific Region from December 1999 to September 2003.
Robert McAdam	58	Vice President, Core Products and Technologies Group	Vice President, Core Products and Technologies Group since October 2009; Vice President and General Manager, Analog Semiconductor Components from February 1994 to September 2009; Vice President and General Manager, Analog Devices, B.V. — Limerick, Ireland from January 1991 to February 1994; Product Line Manager, Analog Devices, B.V. — Limerick, Ireland from October 1988 to January 1991.
Vincent Roche	49	Vice President, Strategic Market Segments Group	Vice President, Strategic Market Segments Group since October 2009; Vice President, Worldwide Sales from March 2001 to October 2009; Vice President and General Manager, Silicon Valley Business Units and Computer & Networking from 1999 to March 2001; Product Line Director from 1995 to 1999; Product Marketing Manager from 1988 to 1995.
Margaret K. Seif	48	Vice President, General Counsel and Secretary	Vice President, General Counsel and Secretary since January 2006; Senior Vice President, General Counsel and Secretary of RSA Security Inc. from January 2000 to November 2005; Vice President, General Counsel and Secretary of RSA Security Inc. from June 1998 to January 2000.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange under the symbol ADI. The tables below set forth the high and low sales prices per share of our common stock on the New York Stock Exchange and the dividends declared for each quarterly period within our two most recent fiscal years.

High and Low Sales Prices of Common Stock

	Fiscal 2009		Fiscal 2008
Period	High	Low	High	Low

First Quarter	$22.40	$15.29	$33.83	$26.15
Second Quarter	$22.53	$17.82	$33.93	$26.54
Third Quarter	$28.21	$19.14	$36.35	$29.35
Fourth Quarter	$29.71	$25.54	$33.53	$18.02

Dividends Declared Per Outstanding Share of Common Stock

In fiscal 2009 and fiscal 2008, we paid a cash dividend in each quarter as follows:

Period	Fiscal 2009	Fiscal 2008

First Quarter	$0.20	$0.18
Second Quarter	$0.20	$0.18
Third Quarter	$0.20	$0.20
Fourth Quarter	$0.20	$0.20

During the first quarter of fiscal 2010, on November 19, 2009, our Board of Directors declared a cash dividend of $0.20 per outstanding share of common stock. The dividend will be paid on December 23, 2009 to all shareholders of record at the close of business on December 4, 2009. The payment of future dividends, if any, will be based on several factors including our financial performance, outlook and liquidity.

Information regarding our equity compensation plans and the securities authorized for issuance thereunder is set forth in Item 12 below.

Issuer Purchases of Equity Securities

				Approximate Dollar
			Total Number of Shares	Value of Shares that
	Total Number of		Purchased as Part of	May Yet Be Purchased
	Shares	Average Price Paid	Publicly Announced	Under the Plans or
Period	Purchased(a)	Per Share(b)	Plans or Programs(c)	Programs

August 2, 2009 through August 29, 2009	—	—	—	$91,614,067
August 30, 2009 through September 26, 2009	1,017	$28.39	—	$91,614,067
September 27, 2009 through October 31, 2009	667	$28.16	—	$91,614,067

Total	1,684	$28.30	—	$91,614,067

(a)	Includes 1,684 shares paid to us by employees to satisfy employee tax obligations upon vesting of restricted stock granted to our employees under our equity compensation plans.

(b)	The average price paid per share of stock repurchased under the stock repurchase program includes the commissions paid to the brokers.

(c)	We publicly announced a stock repurchase program on August 12, 2004. On June 6, 2007, our Board of Directors authorized the repurchase by us of an additional $1 billion of our common stock, increasing the total amount of our common stock we are authorized to repurchase under the program to $4 billion. Under the repurchase program, we may repurchase outstanding shares of our common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.

The number of holders of record of our common stock at November 20, 2009 was 3,067. This number does not include shareholders for whom shares are held in a “nominee” or “street” name. On October 30, 2009, the last reported sales price of our common stock on the New York Stock Exchange was $25.63 per share.

Comparative Stock Performance Graph

The following graph compares cumulative total shareholder return on our common stock since October 30, 2004 with the cumulative total return of the Standard & Poor’s 500 Index and the Standard & Poor’s Semiconductors Index. This graph assumes the investment of $100 on October 30, 2004 in our common stock, the S&P 500 Index and the S&P Semiconductors Index and assumes all dividends are reinvested. Measurement points are the last trading day for each respective fiscal year.

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

(thousands, except per share amounts)	2009	2008	2007	2006	2005

Statement of Operations data:
Total revenue from continuing operations	$2,014,908	$2,582,931	$2,464,721	$2,250,100	$2,037,154
Income from continuing operations, net of tax*	247,408	525,177	502,123	519,175	365,328
Total income (loss) from discontinued operations, net of tax*	364	261,107	(5,216)	30,307	49,459
Net income*	247,772	786,284	496,907	549,482	414,787
Income per share from continuing operations, net of tax*:
Basic	0.85	1.79	1.55	1.45	0.98
Diluted	0.85	1.77	1.51	1.40	0.95
Net income per share*
Basic	0.85	2.69	1.54	1.53	1.12
Diluted	0.85	2.65	1.50	1.48	1.08
Cash dividends declared per common share	0.80	0.76	0.70	0.56	0.32
Balance Sheet data:
Total assets	$3,404,294	$3,090,992	$2,970,942	$3,986,851	$4,583,211
Long term debt	$379,626	—	—	—	—

*	The Company includes the expense associated with stock options in the statement of income effective in fiscal 2006.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (all tabular amounts in thousands except per share amounts)

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

During the first quarter of fiscal 2008, we sold our baseband chipset business and related support operations, or Baseband Chipset Business, to MediaTek Inc. and sold our CPU voltage regulation and PC thermal monitoring business to certain subsidiaries of ON Semiconductor Corporation. The financial results of these businesses are presented as discontinued operations in the consolidated statements of income for all periods presented. The assets and liabilities related to these businesses are reflected as assets and liabilities of discontinued operations in the consolidated balance sheets as of October 31, 2009 and November 1, 2008. Unless otherwise noted, this Management’s Discussion and Analysis relates only to financial results from continuing operations.

Results of Operations

Overview

	Fiscal Year
	2009	2008	2007

Total Revenue	$2,014,908	$2,582,931	$2,464,721
Gross Margin %	55.5%	61.1%	61.2%
Net income from Continuing Operations	$247,408	$525,177	$502,123
Net income from Continuing Operations as a % of Total Revenue	12.3%	20.3%	20.4%
Diluted EPS from Continuing Operations	$0.85	$1.77	$1.51
Diluted EPS	$0.85	$2.65	$1.50

The year-to-year revenue changes by end market and product category are more fully outlined below under Revenue Trends by End Market and Revenue Trends by Product.

In fiscal year 2009, our revenue decreased 22% from fiscal 2008 and our diluted earnings per share from continuing operations decreased by 52%. Our fiscal 2009 cash flow from operations was $432.1 million, or 21% of revenue. We received net proceeds of $370.4 million during fiscal 2009 from the issuance of long-term debt and had $1,816 million of cash, cash equivalents and short-term investments as of October 31, 2009.

The global credit crisis and current economic conditions could continue to result in cautious customer spending behavior. We cannot predict the severity, duration or precise impact of the economic downturn on our future financial results. Consequently, our reported results for the fiscal 2009 may not be indicative of our future results.

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

	2009			2008		2007*
		% of			% of		% of
		Total			Total		Total
		Product			Product		Product
	Revenue	Revenue	Y/Y%	Revenue	Revenue **	Revenue	Revenue

Industrial	$1,049,158	52%	(24)%	$1,386,874	54%	$1,323,252	54%
Communications	512,941	25%	(13)%	590,267	23%	477,645	20%
Consumer	400,290	20%	(22)%	512,339	20%	523,793	22%
Computer	52,519	3%	(44)%	93,451	4%	105,031	4%

Total Product Revenue	$2,014,908	100%	(22)%	$2,582,931	100%	$2,429,721	100%

Revenue from one-time IP license	—			—		35,000

Total Revenue	$2,014,908			$2,582,931		$2,464,721

*	The year ended November 3, 2007 was a 53-week year. We follow a 52-week, or 364-day fiscal calendar that results in a 53-week year approximately every seventh year, as occurred in fiscal 2007.

**	The sum of the individual percentages do not equal the total due to rounding.

Industrial — The year-to-year decrease from fiscal 2008 to fiscal 2009 in industrial end market revenue was primarily the result of a broad-based decline in demand in this end market, which was most significant for products sold into the instrumentation, automotive and process controls sectors of this end market. The year-to-year increase from fiscal 2007 to fiscal 2008 in industrial end market revenue was primarily the result of revenue growth in products sold into the instrumentation and automotive sectors and, to a lesser extent, the defense sector. The revenue growth in these sectors was partially offset by a decline in revenue from products used in automatic test equipment.

Communications — The year-to-year decrease from fiscal 2008 to fiscal 2009 in communications end market revenue was primarily the result of a decrease in sales of analog products used in basestations, wireless handsets and networking applications. The year-to-year increase from fiscal 2007 to fiscal 2008 in communications end market revenue was primarily the result of revenue growth in sales of analog products used in basestations and wireless handsets.

Consumer — The year-to-year decrease from fiscal 2008 to fiscal 2009 in consumer end market revenue was primarily the result of a decrease in demand for products used in home entertainment, digital cameras and video game applications, consistent with the global slowdown in consumer spending. The year-to-year decrease from fiscal 2007 to fiscal 2008 in consumer end market revenue was primarily the result of an increase in revenue from advanced television and digital camera applications that was offset by a decline in revenue from other consumer applications, consistent with the global slowdown in consumer spending.

Computer — The year-to-year decrease from fiscal 2008 to fiscal 2009 in computer end market revenue was primarily the result of a general slowdown in the PC market. The year-to-year decrease from fiscal 2007 to fiscal 2008 was primarily the result of broad-based declines in sales of our products into this end market.

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

	2009			2008		2007*
		% of			% of		% of
		Total			Total		Total
		Product			Product		Product
	Revenue	Revenue**	Y/Y%	Revenue	Revenue	Revenue	Revenue**

Converters	$960,502	48%	(19)%	$1,190,866	46%	$1,104,932	45%
Amplifiers	501,759	25%	(25)%	665,585	26%	618,267	25%
Other analog	261,059	13%	(18)%	318,648	12%	334,652	14%

Subtotal analog signal processing	1,723,320	86%	(21)%	2,175,099	84%	2,057,851	85%

Power management & reference	118,247	6%	(18)%	143,698	6%	124,101	5%

Total analog products	$1,841,567	91%	(21)%	$2,318,797	90%	$2,181,952	90%

General purpose DSP	167,133	8%	(29)%	234,946	9%	214,339	9%
Other DSP	6,208	0%	(79)%	29,188	1%	33,430	1%

Total DSP products	$173,341	9%	(34)%	$264,134	10%	$247,769	10%

Total Product Revenue	$2,014,908	100%	(22)%	$2,582,931	100%	$2,429,721	100%

Revenue from one-time IP license	—			—		35,000

Total Revenue	$2,014,908			$2,582,931		$2,464,721

*	The year ended November 3, 2007 was a 53-week year. We follow a 52-week, or 364-day fiscal calendar that results in a 53-week year approximately every seventh year, as occurred in fiscal 2007.

**	The sum of the individual percentages may not equal the total due to rounding.

The decrease in revenue from fiscal 2008 to fiscal 2009 was due to declining demand across our product categories in every market that we serve, particularly the industrial and consumer end markets, as a result of an overall decline in the worldwide economy.

The increase in revenue from fiscal 2007 to fiscal 2008 was the result of a broad-based increase in sales across many of our product categories. The increase in sales of converters and amplifiers was primarily attributable to an increase in demand for our products used in the industrial and communications end markets.

Revenue Trends by Geographic Region

The percentage of product sales from continuing operations by geographic region, based upon point of sale, for the last three fiscal years is as follows:

	Fiscal Year
Region	2009	2008	2007

United States	20%	20%	23%
Rest of North and South America	5%	4%	3%
Europe	25%	26%	24%
Japan	17%	19%	21%
China	19%	16%	13%
Rest of Asia	14%	15%	16%

In fiscal year 2009 the predominant countries comprising “Rest of North and South America” are Canada and Mexico; the predominant countries comprising “Europe” are Germany, Sweden and France; and the predominant countries comprising “Rest of Asia” are Korea, Taiwan and Singapore.

In fiscal year 2008 and fiscal year 2007 the predominant countries comprising “Rest of North and South America” are Canada and Mexico; the predominant countries comprising “Europe” are Germany, France and the United Kingdom; and the predominant countries comprising “Rest of Asia” are Taiwan and Korea.

Sales declined in all geographic regions in the fiscal 2009, as compared to fiscal 2008, with sales in Europe and Japan experiencing the largest decline. This decline in sales in Europe was partially attributable to a decline in the automotive end market. The decline in sales in Japan was principally attributable to the general decline in consumer spending as a result of the global economic crisis. The decline in China was smaller than the decline in the other regions primarily due to the strong demand for our products used in China’s recent infrastructure build-out of the country’s next generation of communication technology.

Gross Margin

	Fiscal Year
	2009	2008	2007

Gross Margin	$1,118,637	$1,577,275	$1,508,276
Gross Margin %	55.5%	61.1%	61.2%

Gross margin percentage was lower in fiscal 2009 by 560 basis points as compared to fiscal 2008, primarily as a result of a decrease in sales of $568.0 million and reduced operating levels in our manufacturing facilities that created adverse utilization variances.

Gross margin percentage in fiscal 2008 was lower by 10 basis points from the gross margin recorded in fiscal 2007 primarily as a result of recording revenue in fiscal 2007 of $35 million we received in exchange for the licensing of certain intellectual property rights to a third party with no associated cost of sales.

Stock-based Compensation Expense

As of October 31, 2009, the total compensation cost related to unvested equity awards not yet recognized in our statement of income was approximately $103.4 million (before tax consideration), which we will recognize over a weighted average period of 1.6 years.

During fiscal 2009, our shareholders approved and we completed an employee stock option exchange program (Option Exchange). The Option Exchange provided our eligible employees, except our named executive officers and directors, the opportunity to exchange eligible stock option grants for a smaller number of new stock options, with a lower exercise price, or in some instances, cash, that had approximately the same fair value as the options surrendered.

See Note 3 in the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for further information.

Research and Development (R&D)

	Fiscal Year
	2009	2008	2007

R&D Expenses	$446,980	$533,480	$509,553
R&D Expenses as a % of Product Revenue	22.2%	20.7%	21.0%

Research and development, or R&D, expenses in fiscal 2009 decreased $86.5 million, or 16%, from fiscal 2008. This decrease was primarily the result of the actions we took to constrain or permanently reduce operating expenses as well as a decrease in variable compensation expenses.

R&D expenses in fiscal 2008 increased by $23.9 million, or 5%, from the amount recorded in fiscal 2007. This increase was primarily the result of higher employee salary, benefit and variable compensation expenses, which were partially offset by one fewer week of operations in fiscal 2008 than in fiscal 2007 and lower employee stock option expenses.

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

Selling, Marketing, General and Administrative (SMG&A)

	Fiscal Year
	2009	2008	2007

SMG&A Expenses	$333,184	$415,682	$389,505
SMG&A Expenses as a % of Product Revenue	16.5%	16.1%	16.0%

Selling, marketing, general and administrative, or SMG&A, expenses in fiscal 2009 decreased $82.5 million, or 20%, from fiscal 2008. This decrease was primarily the result of our actions taken to constrain or permanently reduce operating expenses as well as a decrease in variable compensation expenses.

SMG&A expenses increased by $26.2 million, or 7%, in fiscal 2008 as compared to the amount recorded in fiscal 2007. This increase was primarily the result of higher employee salary, benefit and variable compensation expenses, which were partially offset by lower employee stock option expenses and one less week of operations in fiscal 2008 than in fiscal 2007. Fiscal 2007 also included $8.5 million related to the reimbursement of legal expenses we received as a result of the settlement of litigation in fiscal 2007.

Special Charges

Closure of Wafer Fabrication Facility in Sunnyvale

We ceased production at our California wafer fabrication facility in November 2006. We are paying the lease obligation costs on a monthly basis over the remaining lease term, which expires in 2010. We completed the clean-up activity during fiscal 2007, and we do not expect to incur any additional charges related to this action.

Reorganization of Product Development and Support Programs

We recorded special charges in fiscal years 2005, 2006 and 2007 as a result of our decision to reorganize our product development and support programs with the goal of providing greater focus on our analog and digital signal processing product programs. We terminated the employment of all employees associated with these programs and have paid all amounts owed to employees for severance. We do not expect to incur any further charges related to this reorganization action.

Consolidation of a Wafer Fabrication Facility in Limerick

In fiscal 2007, we recorded a special charge of $13.7 million as a result of our decision to only use eight-inch technology at our wafer fabrication facility in Limerick. Certain manufacturing processes and products produced on the Limerick facility’s six-inch production line have transitioned to our existing eight-inch production line in Limerick while others have transitioned to external foundries. The charge was for severance and fringe benefit costs recorded under our ongoing benefit plan for 150 manufacturing employees associated with this action. As of October 31, 2009, we still employed 2 of the 150 employees included in this action. These employees must continue to be employed by us until their employment is involuntarily terminated in order to receive the severance benefit. During fiscal 2008, we recorded an additional charge of $1.5 million related to this action, of which $1.2 million was an adjustment to the original estimate of the severance costs and $0.3 million was for clean-up and closure costs that were expensed as incurred. During fiscal 2009, we recorded additional charges of $1.2 million for clean-up and closure costs that were expensed as incurred. The production in the six-inch wafer fabrication facility ceased during the fourth quarter of fiscal 2009. We do not expect to incur any further charges related to this action. We estimate that the closure of this facility will result in annual cost savings of approximately $25 million per year, which we expect to realize starting in the first quarter of fiscal 2010. We expect these annual savings will be in cost of sales, of which approximately $1 million relates to non-cash depreciation savings.

Reduction of Overhead Infrastructure Costs

During the fourth quarter of fiscal 2007, we recorded a special charge as a result of our decision to either deemphasize or exit certain businesses or products and focus investments in products and end markets where we have better opportunities for profitable growth. In September 2007, we entered into a definitive agreement to sell our Baseband Chipset Business. As a result, we decided to reduce the support infrastructure in manufacturing, engineering and SMG&A to more appropriately reflect our required overhead structure. We terminated the employment of all employees associated with this action and have paid all amounts owed to employees for severance. We do not expect to incur any further charges related to this action. These cost reduction actions, which were substantially completed in the second quarter of fiscal 2008, resulted in annual savings of approximately $15 million. We realized these savings as follows: approximately $7 million in R&D expenses, approximately $6 million in SMG&A expenses and approximately $2 million in cost of sales.

Reduction of Operating Costs

During the fourth quarter of fiscal 2008, in order to further reduce our operating cost structure, we recorded a special charge of $1.6 million for severance and fringe benefit costs recorded under our ongoing benefit plan or statutory requirements at foreign locations for 19 engineering and SMG&A employees. We terminated the employment of all employees associated with this charge and are paying amounts owed to employees for severance as income continuance.

During fiscal 2009, we recorded an additional charge of $30.3 million related to this cost reduction action. Approximately $2.1 million of this charge was for lease obligation costs for facilities that we ceased using during the first quarter of fiscal 2009; approximately $0.9 million was for the write-off of property, plant and equipment; and approximately $0.8 million was for contract termination costs and for clean-up and closure costs that were expensed as incurred. The remaining $26.5 million related to the severance and fringe benefit costs recorded under our ongoing benefit plan or statutory requirements at foreign locations, for 245 manufacturing employees and 302 engineering and SMG&A employees. As of October 31, 2009, we still employed 16 of the 547 employees included in this cost reduction action. These employees must continue to be employed by us until their employment is involuntarily terminated in order to receive the severance benefit.

We believe this cost reduction action, which was substantially completed during the second quarter of fiscal 2009, will result in annual savings of approximately $36.4 million once fully implemented. We expect these annual savings will be realized as follows: approximately $31.6 million in SMG&A expenses and approximately

$4.8 million in cost of sales. A portion of these savings is reflected in our results for fiscal year 2009 and the remainder of the savings will be fully reflected in our results by the second quarter of fiscal 2010.

Closure of Wafer Fabrication Facility in Cambridge

During the first quarter of fiscal 2009, we recorded a special charge of $22.1 million as a result of our decision to consolidate our Cambridge, Massachusetts wafer fabrication facility into our existing Wilmington, Massachusetts facility. In connection with the anticipated closure of this facility, we evaluated the recoverability of the facilities’ manufacturing assets and concluded that there was an impairment of approximately $12.9 million based on the revised period of intended use. The remaining $9.2 million was for severance and fringe benefit costs recorded under our ongoing benefit plan for 175 manufacturing employees and 9 SMG&A employees associated with this action.

We finished production in the Cambridge fabrication facility and began clean-up activity during the fourth quarter of fiscal 2009. During the fourth quarter of fiscal 2009, we reversed approximately $1.8 million of the severance accrual. The accrual reversal was required because 51 employees either voluntarily left the Company or found alternative employment within the Company. In addition, we recorded a special charge of approximately $1.7 million for the impairment of manufacturing assets that were originally going to be moved to our other wafer fabrication facilities, but are no longer needed at those facilities and therefore have no future use. We also recorded a special charge of $0.1 million for clean-up costs as we began our cleanup of the Cambridge fabrication facility at the end of the fourth quarter of fiscal 2009. As of October 31, 2009, we still employed 33 employees included in this action. The remaining employees will continue working during the first quarter of fiscal 2010 on the cleanup and closure of the wafer fabrication facility. These employees must continue to be employed by us until their employment is involuntarily terminated in order to receive the severance benefit. We expect to incur additional expenses, that cannot be precisely determined at this time, related to this action in the first quarter of fiscal 2010 for lease termination, cleanup and closure costs. The lease charge will be taken when we cease using the building and the cleanup and closure costs will be expensed as incurred.

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

Operating Income from Continuing Operations

	Fiscal Year
	2009	2008	2007

Operating income from Continuing Operations	$284,817	$625,025	$568,723
Operating income from Continuing Operations as a % of Total Revenue	14.1%	24.2%	23.1%

The $340.2 million, or 54%, decrease in operating income from continuing operations in fiscal 2009 as compared to fiscal 2008 was primarily the result of a decrease in revenue of $568.0 million, a 560 basis point decrease in gross margin percentage and an increase of $50.6 million in special charges. This decrease in operating income from continuing operations was partially offset by a decrease in R&D and SMG&A expenses as more fully described above under the headings Research and Development and Selling, Marketing, General and Administrative.

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

Nonoperating (Income) Expense

	Fiscal Year
	2009	2008	2007

Interest expense	4,094	—	—
Interest income	(15,621)	(41,041)	(77,007)
Other, net	(1,100)	(36)	(15,727)

Total nonoperating income	$(12,627)	$(41,077)	$(92,734)

Nonoperating income was lower by $28.5 million in fiscal 2009 as compared to fiscal 2008 primarily due to lower interest income earned on investments as a result of lower interest rates in fiscal 2009 as compared to fiscal 2008. In addition, we incurred interest expense during fiscal 2009 as a result of the issuance of $375 million aggregate principal 5.0% senior unsecured notes on June 30, 2009. We entered into an interest rate swap in June 2009 that swaps the fixed rate of the notes to a variable rate based on the three-month LIBOR plus 2.05% (2.34% as of October 31, 2009).

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

Provision for Income Taxes

	Fiscal Year
	2009	2008	2007

Provision for Income Taxes	$50,036	$140,925	$159,553
Effective Income Tax Rate	16.8%	21.2%	24.1%

Our effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where our income is earned.

Our effective tax rate for fiscal 2009 was lower compared to our effective tax rate for fiscal 2008 primarily as a result of our recording special charges of $53.7 million in fiscal 2009, a majority of which provided a tax benefit at the higher U.S. tax rate, and as a result of a change in the mix of our income to jurisdictions where income is taxed at a lower rate.

Our effective tax rate for fiscal 2008 was lower by 290 basis points compared to our effective tax rate for fiscal 2007. The 2007 tax rate included the following transactions, which were taxed at the higher U.S. tax rate: the one-time receipt of $35 million associated with the licensing of intellectual property to a third party, $19 million we received from a settlement of litigation and a $7.9 million gain on the sale of an investment. In addition, the 2007 tax rate included tax expense related to the finalization of the accounting for a 2006 acquisition. These items, which had the effect of increasing the 2007 tax rate, were partially offset by a higher R&D credit in fiscal 2007 than in fiscal 2008. In addition to these isolated transactions that impacted our tax rate, a larger percentage of our profits were earned in lower tax jurisdictions during fiscal 2008, as compared to fiscal 2007, causing a decrease in our tax rate.

Income from Continuing Operations, Net of Tax

	Fiscal Year
	2009	2008	2007

Income from Continuing Operations, net of tax	$247,408	$525,177	$502,123
Income from Continuing Operations, net of tax as a % of Total Revenue	12.3%	20.3%	20.4%
Diluted EPS from Continuing Operations	$0.85	$1.77	$1.51

Income from continuing operations, net of tax, in fiscal 2009 was lower than in fiscal 2008 by approximately $277.8 million primarily as a result of the $340.2 million decrease in operating income that was partially offset by a lower provision for income taxes in fiscal 2009.

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

Discontinued Operations

	Fiscal Year
	2009	2008	2007

Income (loss) from Discontinued Operations, net of tax	$364	$12,779	$(5,216)
Gain on sale of Discontinued Operations, net of tax	—	248,328	—

Total income (loss) from Discontinued Operations, net of tax	$364	$261,107	$(5,216)

Diluted earnings (loss) per share from Discontinued Operations	$0.00	$0.88	$(0.02)

We sold our baseband chipset business to MediaTek Inc. and our CPU voltage regulation and PC thermal monitoring business to certain subsidiaries of ON Semiconductor Corporation during the first quarter of fiscal 2008. Accordingly, the results of the operations of these businesses have been presented as discontinued operations within the consolidated financial statements.

Acquisitions

In fiscal 2006, we completed a transaction with TTPCom Limited (TTPCom), whereby TTPCom transferred to us intellectual property, engineering resources, and related assets associated with the support and customization of TTPCom’s GSM/GPRS/EDGE modem software for use on our existing and future generations of SoftFone® baseband processors. We also acquired development rights for AJAR, TTPCom’s advanced applications platform. As a result of this transaction, we became the single point of contact for both hardware and software support for our new and existing wireless handset customers, thus improving our ability to service the needs of individual customers. During fiscal 2007, we paid $6.1 million of contingent consideration related to this acquisition.

In fiscal 2006, we acquired substantially all the outstanding stock of privately-held Integrant Technologies, Inc. (Integrant) of Seoul, Korea. The acquisition enabled us to enter the mobile TV market and strengthened our presence in the Asia region. We paid $8.4 million related to the purchase of shares from the founder of Integrant during the period from July 2007 through July 2009. We recorded these payments as additional goodwill.

In fiscal 2006, we acquired all the outstanding stock of privately-held AudioAsics A/S (AudioAsics) of Roskilde, Denmark. The acquisition of AudioAsics allows us to continue developing low-power audio solutions, while expanding our presence in the Nordic and Eastern European regions. We paid additional cash payments of $3.1 million during fiscal 2009 for the achievement of revenue-based milestones during the period from October 2006 through January 2009, which were recorded as additional goodwill. In addition, in accordance with the terms of the acquisition documents, we paid $3.2 million during fiscal 2009 based on the achievement of technological milestones during the period from October 2006 through January 2009, which were recorded as compensation expense in fiscal 2008. All revenue and technological milestones related to this acquisitions have been met and no additional payments will be made.

We have not provided pro forma results of operations for TTPCom, Integrant and AudioAsics in this report as they were not material to us on either an individual or an aggregate basis. We included the results of operations of each acquisition in our consolidated statement of income from the date of such acquisition.

Liquidity and Capital Resources

	Fiscal Year
	2009	2008	2007

Net Cash Provided by Operations	$432,148	$669,368	$820,365
Net Cash Provided by Operations as a % of Total Revenue	21.4%	25.9%	33.3%

At October 31, 2009, cash, cash equivalents and short-term investments totaled $1,816 million, an increase of $506.3 million from the fourth quarter of fiscal 2008. The primary sources of funds for fiscal 2009 were net cash generated from operating activities of $432.1 million and net proceeds of $370.4 million from the issuance of our senior unsecured notes in June 2009. The principal uses of funds for fiscal 2009 were dividend payments of $233.0 million and capital expenditures of $56.1 million.

We sold our baseband chipset business to MediaTek Inc. and our CPU voltage regulation and PC thermal monitoring business to certain subsidiaries of ON Semiconductor Corporation during the first quarter of fiscal 2008. The cash flows from these discontinued operations have been combined with the operating, investing and financing cash flows from continuing operations (i.e. no separate classification of cash flows from discontinued operations) for all periods presented. We believe the absence of the cash flows from these discontinued operations has not and will not have a material impact on our future liquidity and financial position. Additionally, as a result of these dispositions, we reclassified certain assets and liabilities related to these businesses to assets or liabilities of discontinued operations. See Note 2u. in the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for further information regarding these discontinued operations.

	Fiscal Year
	2009	2008

Accounts Receivable	$301,036	$315,290
Days Sales Outstanding*	48	44
Inventory	$253,161	$314,629
Days Cost of Sales in Inventory*	92	112

*	We use the annualized fourth quarter revenue in our calculation of days sales outstanding and we use the annualized fourth quarter cost of sales in our calculation of days cost of sales in inventory.

Accounts receivable at October 31, 2009 decreased $14.3 million, or 5%, from the end of the fourth quarter of fiscal 2008. The decrease in receivables was the result of lower product shipments in the fourth quarter of fiscal 2009 as compared to the fourth quarter of fiscal 2008.

Inventory at October 31, 2009 decreased by $61.5 million, or 20%, from the end of the fourth quarter of fiscal 2008. The decrease in inventory, despite a lower level of sales, is primarily a result of significant reductions in external manufacturing spending and additional factory shutdowns in fiscal 2009.

Current liabilities decreased to $386.6 million at October 31, 2009, a decrease of $182.4 million, or 32%, from $569.1 million at the end of fiscal 2008. This decrease was primarily the result of a decrease in accrued liabilities as a result of decreases in compensation and benefit accruals and to a lesser extent a decrease in income taxes payable as a result of lower profits in fiscal 2009 as compared to fiscal 2008.

Net additions to property, plant and equipment including discontinued operations, were $56.1 million in fiscal 2009, $157.4 million in fiscal 2008 and $141.8 million in fiscal 2007. We expect fiscal 2010 capital expenditures to be in the range of $60 million to $70 million.

During fiscal 2009, our Board of Directors declared cash dividends totaling $0.80 per outstanding share of common stock resulting in aggregate dividend payments of $233.0 million. After the end of the fiscal year, on November 19, 2009, our Board of Directors declared a cash dividend of $0.20 per outstanding share of our common stock. The dividend is payable on December 23, 2009 to shareholders of record on December 4, 2009 and is expected to total approximately $58.4 million. The payment of future dividends, if any, will be based on several factors, including our financial performance, outlook and liquidity.

Our common stock repurchase program has been in place since August 2004. In the aggregate, the Board of Directors has authorized us to repurchase $4 billion of our common stock under the program. Under the program, we may repurchase outstanding shares of our common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized under the program. As of October 31, 2009, we had repurchased a total of approximately 114.7 million shares of our common stock for approximately $3,908.4 million under this program and an additional $91.6 million remains under the current authorized program. The repurchased shares are held as authorized but unissued shares of common stock. We also from time to time repurchase shares in settlement of employee tax withholding obligations due upon the vesting of restricted stock or restricted stock units or the exercise of stock options. Any future common stock repurchases will be based on several factors including our financial performance, outlook, liquidity and the amount of cash we have available to us in the United States.

On June 30, 2009, we issued $375 million aggregate principal amount of 5.0% senior unsecured notes due July 1, 2014 (the Notes) with annual interest payments of 5.0% paid in two installments on January 1 and July 1 of each year, commencing January 1, 2010. The net proceeds of the offering were $370.4 million, after issuing at a discount and deducting expenses, underwriting discounts and commissions, which will be amortized over the term of the Notes. We swapped the fixed interest portion of these Notes for a variable interest rate based on the three-month LIBOR plus 2.05% (2.34% as of October 31, 2009). The variable interest payments based on the variable annual rate are payable quarterly. The LIBOR based rate is set quarterly three months prior to the date of the interest payment. The indenture governing the Notes contains covenants that may limit our ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of our assets to, any other party. In addition, we have a five-year $165 million unsecured revolving credit facility that expires in May 2013. To date, we have not borrowed under this credit facility but we may borrow in the future and use the proceeds for support of commercial paper issuance, stock repurchases, dividend payments, acquisitions, capital expenditures, working capital and other lawful corporate purposes.

At October 31, 2009, our principal source of liquidity was $1,816 million of cash and cash equivalents and short-term investments. As of October 31, 2009, approximately $412.7 million of our cash and cash equivalents and short-term investments were held in the United States. The balance of our cash and cash equivalents and short-term investments was held outside the United States in various foreign subsidiaries. As we intend to reinvest certain of our foreign earnings indefinitely, this cash held outside the United States is not available to meet certain of our cash requirements in the United States, including for cash dividends and common stock repurchases. If we are unable to address our U.S. cash requirements through operations, by efficient and timely repatriations of overseas cash, through borrowings under our current credit facility or from other sources of cash obtained at an acceptable cost, our business strategies and operating results could be adversely affected.

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

The table below summarizes our contractual obligations and the amounts we owe under these contracts in specified periods as of October 31, 2009:

		Payment due by period
		Less than			More than
(thousands)	Total	1 Year	1-3 Years	4-5 Years	5 Years

Contractual obligations:
Operating leases[a]	$80,782	$24,735	$27,905	$9,887	$18,255
Long-term debt obligations	375,000	—	—	375,000	—
Interest payments associated with long-term debt obligations[b]	93,802	18,802	37,500	37,500	—
Payments due under interest rate swap agreements[c]	42,447	8,935	17,894	15,618	—
Deferred compensation plan[d]	7,940	1,363	—	—	6,577
Pension funding[e]	30,050	30,050	—	—	—

Total	$630,021	$83,885	$83,299	$438,005	$24,832

(a)	Certain of our operating lease obligations include escalation clauses. These escalating payment requirements are reflected in the table.

(b)	These interest payments are expected to be offset by the proceeds from our interest rate swap agreements.

(c)	These interest payments are based on a variable interest rate based on the three month LIBOR plus 2.05%. The actual payments will be based on the LIBOR based rate which is set quarterly three months prior to the date of the interest payments plus 2.05%.

(d)	These payments relate to obligations under our deferred compensation plan. The deferred compensation plan allows certain members of management and other highly-compensated employees and non-employee directors to defer receipt of all or any portion of their compensation. The amount in the “More than 5 Years” column of the table represents the remaining total balance under the deferred compensation plan to be paid to participants who have not terminated employment. Since we cannot reasonably estimate the timing of withdrawals for participants who have not yet terminated employment we have included the future obligation to these participants in the “More than 5 Years” column of the table. All other columns represent installment payments to be made to those employees who have retired or are on long-term disability, or as a result of elections made by plan participants under the provisions of our Deferred Compensation Plan.

(e)	Our funding policy for our foreign defined benefit plans is consistent with the local requirements of each country. The payment obligations in the table are estimates of our expected contributions to these plans for fiscal year 2010. The actual future payments may differ from the amounts presented in the table and reasonable estimates of payments beyond one year are not practical because of potential future changes in variables such as plan asset performance, interest rates and the rate of increase in compensation levels.

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

As of October 31, 2009, our total liabilities associated with uncertain tax positions was $26.2 million, which are included in “Other non-current liabilities” in our Consolidated Balance Sheet contained in Item 8 of this Annual Report on Form 10-K. Due to the complexity associated with our tax uncertainties, we cannot make a reasonably reliable estimate of the period in which we expect to settle the non-current liabilities associated with these uncertain tax positions. Therefore, we have not included these uncertain tax positions in the above contractual obligations table.

The expected timing of payments and the amounts of the obligations discussed above are estimated based on current information.

Off-balance Sheet Financing

As of October 31, 2009, we had no off-balance sheet financing arrangements.

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

We are planning for revenue in the first quarter of fiscal 2010 to be approximately flat to the fourth quarter of fiscal 2009. Our plan is for gross margin for the first quarter of fiscal 2010 to increase to approximately 58.0% to 58.5% as a result of lower infrastructure costs and a richer mix of industrial sales. We are planning for operating expenses, excluding one-time restructuring items associated with the closure of our Cambridge wafer fabrication facility, in the first quarter of fiscal 2010 to remain approximately flat to the fourth quarter of fiscal year 2009, in line with our plan to achieve higher operating leverage going forward. As a result, our plan is for diluted EPS from continuing operations to be approximately $0.36 to $0.37 in the first quarter of fiscal 2010, excluding one-time restructuring items associated with the closure of our Cambridge wafer fabrication facility, which cannot be precisely determined at this time.

New Accounting Pronouncements

Revenue Arrangements That Include Software Elements

In October 2009, the FASB issued ASU No. 2009-14 — Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (formerly EITF Issue No. 09-3). This standard removes tangible products from the scope of software revenue recognition guidance and also provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are within the scope of the software revenue guidance. More specifically, if the software sold with or embedded within the tangible product is essential to the functionality of the tangible product, then this software, as well as undelivered software elements that relate to this software, are excluded from the scope of existing software revenue guidance. ASU No. 2009-14 is effective for fiscal years that begin on or after June 15, 2010, which is our fiscal year 2011. We are currently evaluating the impact, if any, that ASU No. 2009-14 may have on our financial condition and results of operations.

Multiple-Deliverable Revenue Arrangements

In October 2009, the FASB issued ASU No. 2009-13 — Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (formerly EITF Issue No. 08-1). This standard modifies the revenue recognition guidance for arrangements that involve the delivery of multiple elements, such as product, software, services or support, to a customer at different times as part of a single revenue generating transaction. This standard provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. The standard also expands the disclosure requirements for multiple deliverable revenue arrangements. ASU No. 2009-13 is effective for fiscal years that begin on or after June 15, 2010, which is our fiscal year 2011. We are currently evaluating the impact, if any, that ASU No. 2009-13 may have on our financial condition and results of operations.

Variable Interest Entities

In June 2009, the FASB issued SFAS 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167). SFAS 167 requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. SFAS 167 is effective for fiscal years that begin after November 15, 2009, which is our fiscal year 2011. We are currently evaluating the impact, if any, that SFAS 167 may have on our financial condition and results of operations.

Transfers of Financial Assets

In June 2009, the FASB issued SFAS 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (SFAS 166). SFAS 166 changes the way entities account for securitizations and other transfers of financial instruments. SFAS 166 is effective for fiscal years that begin after November 15, 2009, which is our fiscal year 2011. We are currently evaluating the impact, if any, that SFAS 166 may have on our financial condition and results of operations.

Business Combinations

In December 2007, the FASB issued ASC 805-10 (formerly SFAS 141R, “Business Combinations”). ASC 805-10 requires an acquiring entity in a business combination to recognize the assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at their fair value on the acquisition date. It further requires that acquisition-related costs and restructuring costs be recognized separately from the acquisition. In April 2009, the FASB updated ASC 805-10 to amend the provisions for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. This update also eliminates the distinction between contractual and non-contractual contingencies. ASC 805-10 is effective for fiscal years beginning after December 15, 2008, which is our fiscal year 2010. We are currently evaluating the impact, if any, that this rule may have on our financial condition and results of operations. The adoption of ASC 805-10 will change our accounting treatment for business combinations on a prospective basis beginning in the first quarter of fiscal year 2010.

Noncontrolling Interests

In December 2007, the FASB issued ASC810-10 (formerly SFAS 160, Noncontrolling Interests in Consolidated Financial Statements). ASC 810-10 clarifies that a noncontrolling or minority interest in a subsidiary is considered an ownership interest and, accordingly, requires all entities to report such interests in subsidiaries as equity in the consolidated financial statements. This topic is effective for fiscal years beginning after December 15, 2008, which is our fiscal year 2010. We are currently evaluating the impact, if any, that this rule may have on our financial condition and results of operations.

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

Inventory Valuation

We value inventories at the lower of cost (first-in, first-out method) or market. Because of the cyclical nature of the semiconductor industry, changes in inventory levels, obsolescence of technology, and product life cycles, we write down inventories to net realizable value. We employ a variety of methodologies to determine the net realizable value of inventory. While a portion of the calculation is determined via reference to the age of inventory and lower of cost or market calculations, an element of the calculation is subject to significant judgments made by us about future demand for our inventory. If actual demand for our products is less than our estimates, additional adjustments to existing inventories may need to be recorded in future periods. To date, our actual results have not been materially different than our estimates, and we do not expect them to be materially different in the future.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts, when appropriate, for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, our actual losses may exceed our estimates, and additional allowances would be required. To date, our actual results have not been materially different than our estimates, and we do not expect them to be materially different in the future.

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

Goodwill

Goodwill is subject to annual impairment tests, or earlier if indicators of potential impairment exist and suggest that the carrying value of goodwill may not be recoverable from estimated discounted future cash flows. We test goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the fourth quarter or more frequently if we believe indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. We generally determine the fair value of our reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies, which requires significant judgment by management. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. These impairment tests may result in impairment losses that could have a material adverse impact on our results of operations.

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

On November 4, 2007 (the first day of our 2008 fiscal year), we adopted new accounting principles on accounting for uncertain tax positions. These principles requires companies to determine that it is “more likely than not” that a tax position will be sustained by the appropriate taxing authorities before any benefit can be recorded in the financial statements. An uncertain income tax position is not recognized if it has less than a 50% likelihood of being sustained. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in known facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. A change in these factors would result in the recognition of a tax benefit or an additional charge to the tax provision.

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

Stock-Based Compensation

Stock-based compensation expense associated with stock options and related awards is recognized in the statement of income. Determining the amount of stock-based compensation to be recorded requires us to develop estimates to be used in calculating the grant-date fair value of stock options. We calculate the grant-date fair values using the Black-Scholes valuation model. The use of valuation models requires us to make estimates of the following assumptions:

Expected volatility — We are responsible for estimating volatility and have considered a number of factors, including third-party estimates, when estimating volatility. We currently believe that the exclusive use of implied volatility results in the best estimate of the grant-date fair value of employee stock options because it reflects the market’s current expectations of future volatility. In evaluating the appropriateness of exclusively relying on implied volatility, we concluded that: (1) options in our common stock are actively traded with sufficient volume on several exchanges; (2) the market prices of both the traded options and the underlying shares are measured at a similar point in time to each other and on a date close to the grant date of the employee share options; (3) the traded options have exercise prices that are both near-the-money and close to the exercise price of the employee share options; and (4) the maturities of the traded options used to estimate volatility are at least one year.

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

The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. Based on an analysis of our historical forfeitures, we have applied an annual forfeiture rate of 4.3% to all unvested stock-based awards as of October 31, 2009. The rate of 4.3% represents the portion that is expected to be forfeited each year over the vesting period. This analysis is re-evaluated quarterly and the forfeiture rate is adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those awards that vest.

Contingencies

From time to time, we receive notices that our products or manufacturing processes allegedly infringe the patent or intellectual property rights of others. We periodically assess each matter to determine if a contingent liability should be recorded. In making this determination, we may, depending on the nature of the matter, consult with internal and external legal counsel and technical experts. Based on the information we obtain, combined with our judgment regarding all the facts and circumstances of each matter, we determine whether it is probable that a contingent loss may be incurred and whether the amount of such loss can be reasonably estimated. If a loss is probable and reasonably estimable, we record a contingent loss. In determining the amount of a contingent loss, we consider advice received from experts in the specific matter, current status of legal proceedings, settlement negotiations that may be ongoing, prior case history and other factors. If the judgments and estimates made by us are incorrect, we may need to record additional contingent losses that could materially adversely impact our results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Exposure

Based on our marketable securities and short term investments outstanding as of October 31, 2009 and November 1, 2008, our annual interest income would change by approximately $20 million and $14 million, respectively, for each 100 basis point increase in interest rates.

To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of October 31, 2009, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $3 million incremental decline in the fair market value of the portfolio. As of November 1, 2008, a similar 100 basis point shift in the yield curve would have resulted in a $2 million incremental decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.

In June 2009, we entered into an interest rate swap agreement to hedge the benchmark interest rate of our $375 million 5.0% senior unsecured notes due July 1, 2014. The effect of the swap was to convert our 5.0% fixed interest rate to a variable interest rate based on the three-month LIBOR plus 2.05% (2.34% as of October 31, 2009). If LIBOR changes by 100 basis points, our annual interest expense would change by $3.8 million.

Foreign Currency Exposure

As more fully described in Note 2i.  in the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K, we regularly hedge our non-U.S. dollar-based exposures by entering into forward foreign currency exchange contracts. The terms of these contracts are for periods matching the duration of the underlying exposure and generally range from one month to twelve months. Currently, our largest foreign currency exposure is the Euro, primarily because our European operations have the highest proportion of our local currency denominated expenses. Relative to foreign currency exposures existing at October 31, 2009 and November 1, 2008, a 10% unfavorable movement in foreign currency exchange rates over the course of the year would not expose us to significant losses in earnings or cash flows because we hedge a high proportion of our year-end exposures against fluctuations in foreign currency exchange rates.

The market risk associated with our derivative instruments results from currency exchange rate or interest rate movements that are expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. The counterparties to the agreements relating to our foreign exchange instruments consist of a number of major international financial institutions with high credit ratings. We do not believe that there is significant risk of nonperformance by these counterparties because we continually monitor the credit ratings of such counterparties. While the contract or notional amounts of derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of our exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of counterparties to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparties’ obligations under the contracts exceed our obligations to the counterparties.

The following table illustrates the effect that a 10% unfavorable or favorable movement in foreign currency exchange rates, relative to the U.S. dollar, would have on the fair value of our forward exchange contracts as of October 31, 2009 and November 1, 2008:

	October 31, 2009	November 1, 2008

Fair value of forward exchange contracts asset (liability)	$6,427	$(23,158)
Fair value of forward exchange contracts after a 10% unfavorable movement in foreign currency exchange rates asset (liability)	$20,132	$(9,457)
Fair value of forward exchange contracts after a 10% favorable movement in foreign currency exchange rates liability	$(6,781)	$(38,294)

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ANALOG DEVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME
Years ended October 31, 2009, November 1, 2008 and November 3, 2007

(thousands, except per share amounts)	2009	2008	2007

Revenue
Product revenue	$2,014,908	$2,582,931	$2,429,721
Revenue from one-time IP license	—	—	35,000

Total revenue	2,014,908	2,582,931	2,464,721
Costs and Expenses
Cost of sales(1)	896,271	1,005,656	956,445

Gross margin	1,118,637	1,577,275	1,508,276
Operating expenses:
Research and development(1)	446,980	533,480	509,553
Selling, marketing, general and administrative(1)	333,184	415,682	389,505
Special charges	53,656	3,088	40,495

	833,820	952,250	939,553
Operating income from continuing operations	284,817	625,025	568,723
Nonoperating (income) expenses:
Interest expense	4,094	—	—
Interest income	(15,621)	(41,041)	(77,007)
Other, net	(1,100)	(36)	(15,727)

	(12,627)	(41,077)	(92,734)

Earnings
Income from continuing operations before income taxes and minority interest	297,444	666,102	661,457
Provision for income taxes:
Payable currently	38,441	152,294	162,403
Deferred	11,595	(11,369)	(2,850)

	50,036	140,925	159,553

Minority interest	—	—	219

Income from continuing operations, net of tax	247,408	525,177	502,123

Discontinued operations, net of tax:
Income (loss) from discontinued operations	364	12,779	(5,216)
Gain on sale of discontinued operations	—	248,328	—

Total income (loss) from discontinued operations, net of tax	364	261,107	(5,216)

Net income	$247,772	$786,284	$496,907

Shares used to compute earnings per share — Basic	291,385	292,688	323,255
Shares used to compute earnings per share — Diluted	292,698	297,110	332,301
Earnings per share — Basic
Income from continuing operations, net of tax	$0.85	$1.79	$1.55
Net income	$0.85	$2.69	$1.54
Earnings per share — Diluted
Income from continuing operations, net of tax	$0.85	$1.77	$1.51
Net income	$0.85	$2.65	$1.50
Dividends declared per share	$0.80	$0.76	$0.70
(1) Includes stock-based compensation expense as follows:
Cost of sales	$7,469	$7,806	$10,591
Research and development	22,666	23,768	29,347
Selling, marketing, general and administrative	18,478	20,970	27,329

See accompanying Notes.

ANALOG DEVICES, INC.

CONSOLIDATED BALANCE SHEETS
October 31, 2009 and November 1, 2008

(thousands, except per share amounts)	2009	2008

ASSETS
Current Assets
Cash and cash equivalents	$639,729	$593,599
Short-term investments	1,176,244	716,087
Accounts receivable less allowances of $1,681 ($5,501 in 2008)	301,036	315,290
Inventories(1)	253,161	314,629
Deferred tax assets	78,740	102,676
Deferred compensation plan investments	1,363	942
Prepaid expenses and other current assets	40,363	40,460
Current assets of discontinued operations	—	5,894

Total current assets	2,490,636	2,089,577

Property, Plant and Equipment, at Cost
Land and buildings	395,151	378,187
Machinery and equipment	1,511,822	1,512,984
Office equipment	56,294	63,071
Leasehold improvements	66,847	65,247

	2,030,114	2,019,489
Less accumulated depreciation and amortization	1,553,598	1,452,050

Net property, plant and equipment	476,516	567,439

Other Assets
Deferred compensation plan investments	6,580	31,099
Other investments	1,485	955
Goodwill	250,881	235,175
Intangible assets, net	6,855	12,300
Deferred tax assets	73,646	65,949
Other assets	35,658	26,461
Non-current assets of discontinued operations	62,037	62,037

Total other assets	437,142	433,976

	$3,404,294	$3,090,992

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$107,334	$130,451
Deferred income on shipments to distributors	149,278	175,358
Income taxes payable	6,445	52,546
Deferred compensation plan liability	1,363	942
Accrued liabilities	122,193	191,307
Current liabilities of discontinued operations	—	18,454

Total current liabilities	386,613	569,058

Noncurrent Liabilities
Long-term debt	379,626	—
Deferred income taxes	36,232	14,310
Deferred compensation plan liability	6,577	31,800
Other noncurrent liabilities	66,097	55,561

Total noncurrent liabilities	488,532	101,671

Commitments and contingencies (Note 12)
Shareholders’ Equity
Preferred stock, $1.00 par value, 471,934 shares authorized, none outstanding	—	—
Common stock, $0.16 2/3 par value, 1,200,000,000 shares authorized, 291,861,767 shares issued and outstanding (291,193,451 on November 1, 2008)	48,645	48,533
Retained earnings	2,490,752	2,419,908
Accumulated other comprehensive loss	(10,248)	(48,178)

Total shareholders’ equity	2,529,149	2,420,263

	$3,404,294	$3,090,992

(1)	Includes $2,718 and $2,632 related to stock-based compensation at October 31, 2009 and November 1, 2008, respectively.

See accompanying Notes.

ANALOG DEVICES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years ended October 31, 2009, November 1, 2008 and November 3, 2007

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
(thousands)	Shares	Amount	Earnings	(Loss) Income

BALANCE, OCTOBER 28, 2006	342,000	$57,001	$3,378,999	$(261)

Activity in Fiscal 2007
Net Income — 2007			496,907
Dividends declared and paid			(228,281)
Issuance of stock under stock plans and other, net of repurchases	7,291	1,215	107,934
Tax benefit-stock options			65,131
Stock-based compensation expense			72,349
Change in accounting principle related to defined benefit plans				10,361
Other comprehensive income				22,991
Common stock repurchased	(45,937)	(7,656)	(1,639,556)	—

BALANCE, NOVEMBER 3, 2007	303,354	50,560	2,253,483	33,091

Activity in Fiscal 2008
Net Income — 2008			786,284
Dividends declared and paid			(222,530)
Issuance of stock under stock plans and other, net of repurchases	7,256	1,209	92,946
Tax benefit-stock options			26,095
Stock-based compensation expense			50,247
Other comprehensive loss				(81,269)
Common stock repurchased	(19,417)	(3,236)	(566,617)	—

BALANCE, NOVEMBER 1, 2008	291,193	48,533	2,419,908	(48,178)

Activity in Fiscal 2009
Change in defined benefit plan measurement date			(246)
Net Income — 2009			247,772
Dividends declared and paid			(232,988)
Issuance of stock under stock plans and other, net of repurchases	851	142	12,235
Tax (deficit)-stock options			(810)
Stock-based compensation expense			48,613
Other comprehensive income				37,930
Common stock repurchased	(182)	(30)	(3,732)	—

BALANCE, OCTOBER 31, 2009	291,862	$48,645	$2,490,752	$(10,248)

See accompanying Notes.

ANALOG DEVICES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended October 31, 2009, November 1, 2008 and November 3, 2007

(thousands)	2009	2008	2007

Income from continuing operations, net of tax	$247,408	$525,177	$502,123
Foreign currency translation adjustment	14,840	(42,370)	10,640
Net unrealized (losses) gains on securities:
Net unrealized holding (losses) gains (net of taxes of $347 in 2009, $372 in 2008 and $2,746 in 2007) on securities classified as short-term investments	(2,456)	2,508	5,094
Net unrealized holding gains (losses) (net of taxes of $197 in 2009, $217 in 2008 and $100 in 2007) on securities classified as other investments	366	400	(185)

Net unrealized (losses) gains on securities	(2,090)	2,908	4,909

Derivative instruments designated as cash flow hedges:
Changes in fair value of derivatives (net of taxes of $5,496 in 2009, $1,622 in 2008 and $846 in 2007)	35,529	(10,663)	5,282
Realized (gain) loss reclassification (net of taxes of $1,609 in 2009, $2,420 in 2008 and $107 in 2007)	(9,657)	(15,912)	665

Net change in derivative instruments designated as cash flow hedges	25,872	(26,575)	5,947

Minimum pension liability adjustment (net of taxes of $0 in 2009, $0 in 2008 and $640 in 2007)	—	—	1,495
Accumulated other comprehensive (loss) income — pension plans:
Transition obligation (net of taxes of $1 in 2009 and $4 in 2008)	(34)	(43)	—
Net actuarial loss (net of taxes of $287 in 2009 and $1,971 in 2008)	(663)	(15,197)	—
Net prior service income (net of taxes of $1 in 2009 and $4 in 2008)	5	8	—

Net change in accumulated other comprehensive loss — pension plans (net of taxes of $286 in 2009 and $1,963 in 2008)	(692)	(15,232)	—

Other comprehensive income (loss)	37,930	(81,269)	22,991

Comprehensive income from continuing operations	285,338	443,908	525,114

Income (loss) from discontinued operations, net of tax	364	261,107	(5,216)

Comprehensive income	$285,702	$705,015	$519,898

On November 3, 2007 as a result of a change in accounting principle related to defined benefit plans the Company recorded a $10.4 million adjustment, net of tax of $1.4 million, to accumulated other comprehensive income. This adjustment has been excluded from the above presentation of comprehensive income for fiscal year 2007.

See accompanying Notes.

ANALOG DEVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended October 31, 2009, November 1, 2008 and November 3, 2007

(thousands)	2009	2008	2007

Operations
Cash flows from operating activities:
Net income	$247,772	$786,284	$496,907
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	132,493	144,222	142,173
Amortization of intangibles	7,377	9,250	12,610
Stock-based compensation expense	48,613	50,247	72,652
Gain on sale of business	—	(248,328)	—
Gain on sale of investments	—	—	(7,919)
Minority interest	—	—	(219)
Non-cash portion of special charges	15,468	—	438
Other non-cash activity	1,663	310	853
Excess tax benefit — stock options	(20)	(18,586)	(40,871)
Deferred income taxes	11,595	(11,369)	(2,850)
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	16,561	48,903	(27,011)
Decrease in inventories	67,347	16,784	16,549
Decrease in prepaid expenses and other current assets	731	6,557	34,890
Decrease (increase) in deferred compensation plan investments	24,097	4,401	(4,755)
(Decrease) increase in accounts payable, deferred income and accrued liabilities	(100,064)	(60,736)	53,693
(Decrease) increase in deferred compensation plan liability	(24,801)	(3,811)	4,811
Income tax payments related to gain on sale of businesses	(4,105)	(110,401)	—
(Decrease) increase in income taxes payable	(24,909)	41,443	53,119
Increase in other liabilities	12,330	14,198	15,295

Total adjustments	184,376	(116,916)	323,458

Net cash provided by operating activities	432,148	669,368	820,365

Investing Activities
Cash flows from investing:
Purchases of short-term available-for-sale investments	(2,787,141)	(1,831,363)	(1,807,476)
Maturities of short-term available-for-sale investments	2,324,181	1,774,391	2,943,468
Additions to property, plant and equipment, net	(56,095)	(157,408)	(141,810)
Proceeds from sale of investment	—	—	8,003
Net (expenditures) proceeds from sale of businesses	(1,653)	403,181	—
Payments for acquisitions	(8,360)	(3,146)	(9,160)
(Increase) decrease in other assets	(5,661)	2,708	(8,438)

Net cash (used) provided by investing activities	(534,729)	188,363	984,587

Financing Activities
Cash flows from financing activities:
Proceeds from issuance of long-term debt	370,350	—	—
Dividend payments to shareholders	(232,988)	(222,530)	(228,281)
Repurchase of common stock	(3,762)	(569,853)	(1,647,212)
Net proceeds from employee stock plans	12,377	94,155	109,149
Other financing activities	—	(366)	—
Excess tax benefit — stock options	20	18,586	40,871

Net cash provided (used) by financing activities	145,997	(680,008)	(1,725,473)

Effect of exchange rate changes on cash	2,714	(9,096)	1,546

Net increase in cash and cash equivalents	46,130	168,627	81,025
Cash and cash equivalents at beginning of year	593,599	424,972	343,947

Cash and cash equivalents at end of year	$639,729	$593,599	$424,972

See accompanying Notes.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended October 31, 2009, November 1, 2008 and November 3, 2007
(all tabular amounts in thousands except per share amounts)

1.	Description of Business

Analog Devices, Inc. (“Analog Devices” or the “Company”) is a world leader in the design, manufacture and technical support of high-performance analog, mixed-signal and digital signal processing integrated circuits used in industrial, communication, computer and consumer applications. Since the Company’s inception in 1965, it has focused on solving the engineering challenges associated with signal processing in electronic equipment. The Company’s signal processing products convert real-world phenomena such as light, sound, temperature, motion and pressure into electrical signals to be used in a wide array of electronic equipment. Used by over 60,000 customers worldwide, the Company’s products are embedded inside many types of electronic equipment including industrial process controls, factory automation systems, defense electronics, portable wireless communications devices, cellular basestations, central office networking equipment, computers, automobiles, medical equipment, digital cameras and digital televisions. Signal processing technology is a critical element of high-speed communications, digital entertainment, and other consumer, computer and industrial applications. As new generations of digital applications evolve, they generate new needs for high-performance analog signal processing, digital signal processing, or DSP, and power management technology. The Company produces a wide range of products to address the sensing, conditioning, conversion, processing, and power needs of a broad base of customers.

2.	Summary of Significant Accounting Policies

a.	Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its subsidiaries. Upon consolidation, all intercompany accounts and transactions are eliminated. Amounts pertaining to the non-controlling ownership interest held by a third party in the operating results and financial position of the Company’s majority-owned subsidiaries are reported as “minority interest.” The Company’s fiscal year is the 52-week or 53-week period ending on the Saturday closest to the last day in October. Fiscal year 2009 and fiscal year 2008 were 52-week periods and fiscal year 2007 was a 53-week period. Certain amounts reported in previous years have been reclassified to conform to the fiscal 2009 presentation. Such reclassifications were immaterial.

During the first quarter of fiscal 2008, the Company sold its baseband chipset business and related support operations (Baseband Chipset Business) to MediaTek Inc. and sold its CPU voltage regulation and PC thermal monitoring business to certain subsidiaries of ON Semiconductor Corporation. The Company has reflected the financial results of these businesses as discontinued operations in the consolidated statements of income for all periods presented. The assets and liabilities of these businesses are reflected as assets and liabilities of discontinued operations in the consolidated balance sheets as of October 31, 2009 and November 1, 2008. The historical results of operations of these businesses have been segregated from the Company’s consolidated financial statements and are included in income (loss) from discontinued operations, net of tax, in the consolidated statements of income.

b.	Cash, Cash Equivalents and Short-term Investments

Cash and cash equivalents are highly liquid investments with insignificant interest rate risk and maturities of three months or less at the time of acquisition. Cash, cash equivalents and short-term investments consist primarily of corporate obligations such as commercial paper and corporate bonds and institutional money market funds. They also include bank time deposits.

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

The Company periodically evaluates these investments for impairment. There were no other-than-temporary impairments of short-term investments in any of the fiscal years presented.

There were no unrealized losses on available-for-sale securities classified as short-term investments at October 31, 2009 and November 1, 2008.

Unrealized gains on available-for-sale securities classified as short-term investments at October 31, 2009 and November 1, 2008 were as follows:

	2009	2008

Unrealized gains on securities classified as short term investments	$4	$2,807

Unrealized gains in 2009 and 2008 relate to corporate obligations.

There were no cash equivalents or short-term investments classified as trading at October 31, 2009 and November 1, 2008. All of the Company’s short-term investments were classified as available-for-sale. All short-term securities at October 31, 2009 have maturities less than one year. The components of the Company’s cash, cash equivalents and short-term investments as of October 31, 2009 and November 1, 2008 were as follows:

	2009	2008

Cash and cash equivalents:
Cash	$30,744	$27,910
Available-for-sale:
Institutional money market funds	553,295	197,735
Corporate obligations	50,981	321,200
Held-to-maturity:
Euro time deposits	4,709	46,754

Total cash and cash equivalents	$639,729	$593,599

Short-term investments:
Securities with one year or less to maturity:
Corporate obligations	$1,176,244	$716,087

Total short-term investments	$1,176,244	$716,087

The amortized cost of the Company’s investments classified as corporate obligations as of October 31, 2009 and November 1, 2008 was $1,137.9 million and $991.3 million, respectively.

c.	Supplemental Cash Flow Statement Information

	2009	2008	2007

Cash paid during the fiscal year for:
Income taxes	$60,609	$201,974	$102,349
Interest	$2,502	$—	$—

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

d.	Inventories

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

Inventories at October 31, 2009 and November 1, 2008 were as follows:

	2009	2008

Raw materials	$13,373	$15,350
Work in process	173,696	200,436
Finished goods	66,092	98,843

Total inventories	$253,161	$314,629

e.	Property, Plant and Equipment

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

Depreciation expense from continuing operations of property, plant and equipment was $132 million, $144 million and $139 million in fiscal 2009, 2008 and 2007, respectively.

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

Goodwill

The Company annually evaluates goodwill for impairment as well as whenever events or changes in circumstances suggest that the carrying value of goodwill may not be recoverable. The Company tests goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the fourth quarter or more frequently if indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reporting units with their aggregate carrying values, including goodwill. The Company generally determines the fair value of its reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. No impairment of goodwill resulted from the Company’s most recent evaluation of goodwill for impairment, which occurred in the fourth quarter of fiscal 2009. No impairment of goodwill resulted in any of the fiscal years presented. The Company’s next annual impairment assessment will be made in the fourth quarter of fiscal 2010 unless indicators arise that would require the Company to reevaluate at an earlier date. The following table presents the changes in goodwill during fiscal 2009 and 2008:

	2009	2008

Balance at beginning of year	$235,175	$279,469
Acquisition of AudioAsics(1)	3,071	—
Acquisition of Integrant Technologies(2)	2,098	2,988
Goodwill allocated to sale of businesses(3)	—	(12,649)
Foreign currency translation adjustment	10,537	(34,633)

Balance at end of year	$250,881	$235,175

(1)	The Company made its final milestone payment related to this 2006 acquisition in the second quarter of fiscal 2009.

(2)	The Company purchased the remaining outstanding minority shares related to this 2006 acquisition during fiscal 2008 and fiscal 2009, which resulted in an additional $3.0 million and $2.1 million, respectively, of goodwill.

(3)	The Company allocated $12.6 million of goodwill in connection with the sale of its Baseband Chipset Business to MediaTek Inc. and the sale of its CPU voltage regulation and PC thermal monitoring business to ON Semiconductor Corporation in fiscal 2008.

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

Intangible assets, which will continue to be amortized, consisted of the following:

	October 31, 2009		November 1, 2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Technology-based	$39,924	$34,213	$36,516	$25,731
Tradename	1,478	1,478	1,438	1,430
Customer relationships	5,181	4,037	4,529	3,022
Other	6,582	6,582	6,534	6,534

Total	$53,165	$46,310	$49,017	$36,717

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets are amortized on a straight-line basis over their estimated useful lives or on an accelerated method of amortization that is expected to reflect the estimated pattern of economic use. The remaining amortization expense will be recognized over a weighted-average period of approximately 0.9 years.

Amortization expense from continuing operations, related to intangibles was $7.4 million, $9.3 million and $9.2 million in fiscal 2009, 2008 and 2007, respectively.

The Company expects annual amortization expense for these intangible assets to be:

Fiscal Years	Amortization Expense

2010	$5,425
2011	$1,430

g.	Grant Accounting

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

The functional currency for the Company’s foreign sales and research and development operations is the applicable local currency. Gains and losses resulting from translation of these foreign currencies into U.S. dollars are recorded in accumulated other comprehensive (loss) income. Transaction gains and losses and remeasurement of foreign currency denominated assets and liabilities are included in income currently, including those at the Company’s principal foreign manufacturing operations where the functional currency is the U.S. dollar. Foreign currency transaction gains or losses included in other expenses, net, were not material in fiscal 2009, 2008 or 2007.

i.	Derivative Instruments and Hedging Agreements

Foreign Exchange Exposure Management — The Company enters into forward foreign currency exchange contracts to offset certain operational and balance sheet exposures from the impact of changes in foreign currency exchange rates. Such exposures result from the portion of the Company’s operations, assets and liabilities that are denominated in currencies other than the U.S. dollar, primarily the Euro; other exposures include the Philippine Peso and the British Pound. These foreign currency exchange contracts are entered into to support transactions made in the normal course of business, and accordingly, are not speculative in nature. The contracts are for periods consistent with the terms of the underlying transactions, generally one year or less. Hedges related to anticipated transactions are designated and documented at the inception of the respective hedges as cash flow hedges and are evaluated for effectiveness monthly. Derivative instruments are employed to eliminate or minimize certain foreign currency exposures that can be confidently identified and quantified. As the terms of the contract and the underlying transaction are matched at inception, forward contract effectiveness is calculated by comparing the change in fair value of the contract to the change in the forward value of the anticipated transaction, with the effective portion of the gain or loss on the derivative instrument reported as a component of accumulated other comprehensive (loss) income (OCI) in shareholders’ equity and reclassified into earnings in the same period during which the hedged transaction affects earnings. Any residual change in fair value of the instruments, or ineffectiveness, is recognized immediately in other income/expense. Additionally, the Company enters into forward foreign currency contracts that economically hedge the gains and losses generated by the remeasurement of certain recorded assets and liabilities in a non-functional currency. Changes in the fair value of these undesignated hedges are recognized in other income/expense immediately as an offset to the changes in the fair value of the asset or liability being hedged.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of October 31, 2009, the total notional amount of these undesignated hedges was $38 million. The fair value of these hedging instruments in the Company’s condensed consolidated balance sheet as of October 31, 2009 was immaterial.

Interest Rate Exposure Management — On June 30, 2009, the Company entered into interest rate swap transactions related to its outstanding notes where the Company swapped the notional amount of its $375 million of fixed rate debt at 5.0% into floating interest rate debt through July 1, 2014. Under the terms of the swaps, the Company will (i) receive on the $375 million notional amount a 5.0% annual interest payment that is paid in two installments on the 1st of every January and July, commencing January 1, 2010 through and ending on the maturity date; and (ii) pay on the $375 million notional amount an annual three-month LIBOR plus 2.05% (2.34% as of October 31, 2009) interest payment, payable in four installments on the 1st of every January, April, July and October, commencing on October 1, 2009 and ending on the maturity date. The LIBOR based rate is set quarterly three months prior to the date of the interest payment. The Company designated these swaps as fair value hedges. The fair value of the swaps at inception were zero and subsequent changes in the fair value of the interest rate swaps were reflected in the carrying value of the interest rate swaps on the balance sheet. The carrying value of the debt on the balance sheet was adjusted by an equal and offsetting amount. The gain or loss on the hedged item (that is fixed-rate borrowings) attributable to the hedged benchmark interest rate risk and the offsetting gain or loss on the related interest rate swaps as of October 31, 2009 is as follows:

	Gain/(Loss) on	Gain/(Loss)	Net Income
Income Statement Classification	Swaps	on Note	Effect

Other income	$6,109	$(6,109)	$—

The amounts earned and owed under the swap agreements are accrued each period and are reported in interest expense. There was no ineffectiveness recognized in any of the periods presented.

The market risk associated with the Company’s derivative instruments results from currency exchange rate or interest rate movements that are expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. The counterparties to the agreements relating to the Company’s derivative instruments consist of a number of major international financial institutions with high credit ratings. The Company does not believe that there is significant risk of nonperformance by these counterparties because the Company continually monitors the credit ratings of such counterparties. Furthermore, none of the Company’s derivative transactions are subject to collateral or other security arrangements and none contain provisions that are dependent on the Company’s credit ratings from any credit rating agency. While the contract or notional amounts of derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of the Company’s exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of counterparties to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparties’ obligations under the contracts exceed the obligations of the Company to the counterparties. As a result of the above considerations, the Company does not consider the risk of counterparty default to be significant.

The Company records the fair value of its derivative financial instruments in the consolidated financial statements in other current assets, other assets or accrued liabilities, depending on their net position, regardless of the purpose or intent for holding the derivative contract. Changes in the fair value of the derivative financial instruments are either recognized periodically in earnings or in shareholders’ equity as a component of OCI. Changes in the fair value of cash flow hedges are recorded in OCI and reclassified into earnings when the underlying contract matures. Changes in the fair values of derivatives not qualifying for hedge accounting are reported in earnings as they occur.

The total notional amount of derivative instruments designated as hedging instruments as of October 31, 2009 is as follows: $375 million of interest rate swap agreements accounted as fair value hedges, and $128.0 million of

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cash flow hedges denominated in Euros, British Pounds and Philippine Pesos. The fair value of these hedging instruments in our condensed consolidated balance sheet as of October 31, 2009 was as follows:

	Balance Sheet Location	Fair Value

Interest rate swap agreements	Other assets	$6,109
Forward foreign currency exchange contracts	Prepaid expenses and other current assets	$6,460

The effect of derivative instruments designated as cash flow hedges on our condensed consolidated statement of income for fiscal 2009 was as follows:

2009

Gain recognized in OCI on derivatives, net of tax of $5,496	$35,529
Loss reclassified from OCI into income, net of tax of $1,609	$(9,657)

The amounts reclassified into earnings before tax are recognized in cost of sales and operating expenses as follows: $4.9 million in cost of sales, $3.6 million in research and development and $2.8 million in selling, marketing, general and administrative. All derivative gains and losses included in OCI will be reclassified into earnings within the next 12 months. There was no ineffectiveness during the fiscal year ended October 31, 2009.

Accumulated Derivative Gains or Losses

The following table summarizes activity in accumulated other comprehensive (loss) income related to derivatives classified as cash flow hedges held by the Company during the period from November 4, 2007 through October 31, 2009:

	2009	2008

Balance at beginning of year	$(20,263)	$6,312
Changes in fair value of derivatives — gain (loss), net of tax	35,529	(10,663)
Reclassifications into earnings from other comprehensive loss , net of tax	(9,657)	(15,912)

Balance at end of year	$5,609	$(20,263)

All of the accumulated gain will be reclassified into earnings over the next twelve months.

j.	Fair Values of Financial Instruments

The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

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

Level 3 — Level 3 inputs are unobservable inputs for the asset or liability in which there is little, if any market activity for the asset or liability at the measurement date. As of October 31, 2009, the Company held no assets or liabilities valued using Level 3 inputs during the period.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below sets forth by level the Company’s financial assets and liabilities that were accounted for at fair value as of October 31, 2009. The table does not include cash on hand and also does not include assets and liabilities that are measured at historical cost or any basis other than fair value.

		Fair Value measurement at
	Portion of	Reporting Date using:
	Carrying	Quoted Prices
	Value	in Active	Significant
	Measured at	Markets for	Other
	Fair Value	Identical	Observable
	October 31,	Assets	Inputs
	2009	(Level 1)	(Level 2)

Assets
Cash Equivalents:
Institutional money market funds	$553,295	$553,295	$—
Corporate obligations	50,981	—	50,981
Euro time deposits	4,709	—	4,709
Short — term investments:
Corporate obligations	1,176,244	—	1,176,244
Other Assets:
Interest rate swap agreements	6,109	—	6,109
Deferred compensation investments	7,943	7,943	—
Forward foreign currency exchange contracts	6,427	—	6,427
Other investments	1,485	1,485	—

Total assets measured at fair value	$1,807,193	$562,723	$1,244,470

Liabilities
Long-term debt	$379,626	$—	$379,626

Total liabilities measured at fair value	$379,626	$—	$379,626

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

The Company maintains cash, cash equivalents and short-term investments and long-term investments with high credit quality financial institutions and monitors the amount of credit exposure to any one issuer.

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

The semiconductor industry is characterized by rapid technological change, competitive pricing pressures and cyclical market patterns. The Company’s financial results are affected by a wide variety of factors, including general economic conditions worldwide, economic conditions specific to the semiconductor industry, the timely implementation of new manufacturing technologies, the ability to safeguard patents and intellectual property in a rapidly evolving market and reliance on assembly and test subcontractors, third-party wafer fabricators and independent distributors. In addition, the semiconductor market has historically been cyclical and subject to significant economic downturns at various times. The Company is exposed to the risk of obsolescence of its inventory depending on the mix of future business. Additionally, a large portion of the Company’s purchases of external wafer and foundry services are from a limited number of suppliers, primarily Taiwan Semiconductor Manufacturing Company (TSMC). If TSMC or any of the Company’s other key suppliers are unable or unwilling to manufacture and deliver sufficient quantities of components, on the time schedule and of the quality that the Company requires, the Company may be forced to engage additional or replacement suppliers, which could result in significant expenses and disruptions or delays in manufacturing, product development and shipment of product to the Company’s customers. Although the Company has experienced shortages of components, materials and external foundry services from time to time, these items have generally been available to the Company as needed.

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

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of October 31, 2009 and November 1, 2008, the Company had gross deferred revenue of $230.8 million and $279.3 million, respectively, and gross deferred cost of sales of $81.5 million and $103.9 million, respectively. Deferred income on shipments to distributors decreased by $26.1 million in fiscal 2009 as a result of the distributors’ sales to their customers in fiscal 2009 exceeding the Company’s shipments to its distributors during this same time period.

Shipping costs are charged to cost of sales as incurred.

The Company generally offers a 12-month warranty for its products. The Company’s warranty policy provides for replacement of the defective product. Specific accruals are recorded for known product warranty issues. Product warranty expenses during fiscal 2009, 2008 and 2007 were not material.

During the first quarter of fiscal 2007, the Company recorded revenue of $35 million received in exchange for licensing of certain intellectual property rights to a third party.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

o.	Accumulated Other Comprehensive (Loss) Income

Other comprehensive (loss) income includes certain transactions that have generally been reported in the consolidated statement of shareholders’ equity. The components of accumulated other comprehensive (loss) income at October 31, 2009 and November 1, 2008 consisted of the following:

	2009	2008

Accumulated other comprehensive (loss) income — pension plans:
Prior service income	$—	$(5)
Transition obligation	(49)	(15)
Net actuarial loss	(8,688)	(8,025)
Unrealized gain on available-for-sale securities	356	2,446
Foreign currency translation	(7,476)	(22,316)
Unrealized gains (losses) on derivative instruments	5,609	(20,263)

Total accumulated other comprehensive loss	$(10,248)	$(48,178)

p.	Advertising Expense

Advertising costs are expensed as incurred. Advertising expense was $5.2 million in fiscal 2009, $10.0 million in fiscal 2008 and $10.2 million in fiscal 2007.

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

Basic earnings per share is computed based only on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential future issuances of common stock relating to stock option programs and other potentially dilutive securities using the treasury stock method. In calculating diluted earnings per share, the dilutive effect of stock options is computed using the average market price for the respective period. In addition, the assumed proceeds under the treasury stock method include the average unrecognized compensation expense of stock options that are in-the-money. This results in the “assumed” buyback of additional shares, thereby reducing the dilutive impact of stock options. Potential shares related to certain of the Company’s outstanding stock options were excluded because they were anti-dilutive. Those potential shares, determined based on the weighted average exercise prices during the respective years, related to the Company’s outstanding stock options could be dilutive in the future.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the computation of basic and diluted earnings per share:

	2009	2008	2007

Income from continuing operations, net of tax	$247,408	$525,177	$502,123

Total income (loss) from discontinued operations, net of tax	364	261,107	(5,216)

Net income	$247,772	$786,284	$496,907

Basic shares:
Weighted-average shares outstanding	291,385	292,688	323,255

Earnings per share-basic:
Income from continuing operations, net of tax	$0.85	$1.79	$1.55

Total income (loss) from discontinued operations, net of tax	0.00	0.89	(0.02)

Net income(1)	$0.85	$2.69	$1.54

Diluted shares:
Weighted-average shares outstanding	291,385	292,688	323,255
Assumed exercise of common stock equivalents	1,313	4,422	9,046

Weighted-average common and common equivalent shares	292,698	297,110	332,301

Earnings per share-diluted:
Income from continuing operations, net of tax	$0.85	$1.77	$1.51

Total income (loss) from discontinued operations, net of tax	0.00	0.88	(0.02)

Net income(1)	$0.85	$2.65	$1.50

Weighted-average anti-dilutive shares related to:
Outstanding stock options	55,827	57,364	49,915

(1)	The sum of the individual per share amounts may not equal due to rounding.

s.	Stock-Based Compensation

Stock-based compensation is measured at the grant date, based on the grant-date fair value of the awards ultimately expected to vest and is recognized as an expense, on a straight-line basis, over the vesting period, which is generally five years. Determining the amount of stock-based compensation to be recorded requires the Company to develop estimates used in calculating the grant-date fair value of stock options. The Company calculates the grant-date fair value using the Black-Scholes valuation model. The use of valuation models requires the Company to make estimates of assumptions such as expected volatility, expected term, risk-free interest rate, expected dividend yield and forfeiture rates.

See Note 3 for additional information relating to stock-based compensation.

t.	New Accounting Pronouncements

Revenue Arrangements That Include Software Elements

In October 2009, the FASB issued ASU No. 2009-14 — Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (formerly EITF Issue No. 09-3). This standard removes tangible products from the scope of software revenue recognition guidance and also provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are within the scope of the software revenue

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

guidance. More specifically, if the software sold with or embedded within the tangible product is essential to the functionality of the tangible product, then this software, as well as undelivered software elements that relate to this software, are excluded from the scope of existing software revenue guidance. ASU No. 2009-14 is effective for fiscal years that begin on or after June 15, 2010, which is the Company’s fiscal year 2011. The Company is currently evaluating the impact, if any, that ASU No. 2009-14 may have on the Company’s financial condition and results of operations.

Multiple-Deliverable Revenue Arrangements

In October 2009, the FASB issued ASU No. 2009-13 — Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (formerly EITF Issue No. 08-1). This standard modifies the revenue recognition guidance for arrangements that involve the delivery of multiple elements, such as product, software, services or support, to a customer at different times as part of a single revenue generating transaction. This standard provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. The standard also expands the disclosure requirements for multiple deliverable revenue arrangements. ASU No. 2009-13 is effective for fiscal years that begin on or after June 15, 2010, which is the Company’s fiscal year 2011. The Company is currently evaluating the impact, if any, that ASU No. 2009-13 may have on the Company’s financial condition and results of operations.

Variable Interest Entities

In June 2009, the FASB issued SFAS 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167). SFAS 167 requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. SFAS 167 is effective for fiscal years that begin after November 15, 2009, which is the Company’s fiscal year 2011. The Company is currently evaluating the impact, if any, that SFAS 167 may have on the Company’s financial condition and results of operations.

Transfers of Financial Assets

In June 2009, the FASB issued SFAS 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (SFAS 166). SFAS 166 changes the way entities account for securitizations and other transfers of financial instruments. SFAS 166 is effective for fiscal years that begin after November 15, 2009, which is the Company’s fiscal year 2011. The Company is currently evaluating the impact, if any, that SFAS 166 may have on the Company’s financial condition and results of operations.

Business Combinations

In December 2007, the FASB issued ASC 805-10 (formerly SFAS 141R, “Business Combinations”). ASC 805-10 requires an acquiring entity in a business combination to recognize the assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at their fair value on the acquisition date. It further requires that acquisition-related costs and restructuring costs be recognized separately from the acquisition. In April 2009 the FASB updated ASC 805-10 to amend the provisions for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. This update also eliminates the distinction between contractual and non-contractual contingencies. ASC 805-10 is effective for fiscal years beginning after December 15, 2008, which is the Company’s fiscal year 2010. The Company is currently evaluating the impact, if any, that this rule may have on the Company’s financial

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

condition and results of operations. The adoption of ASC 805-10 will change the Company’s accounting treatment for business combinations on a prospective basis beginning in the first quarter of fiscal year 2010.

Noncontrolling Interests

In December 2007, the FASB issued ASC 810-10 (formerly SFAS 160, Noncontrolling Interests in Consolidated Financial Statements). ASC 810-10 clarifies that a noncontrolling or minority interest in a subsidiary is considered an ownership interest and, accordingly, requires all entities to report such interests in subsidiaries as equity in the consolidated financial statements. This topic is effective for fiscal years beginning after December 15, 2008, which is the Company’s fiscal year 2010. The Company is currently evaluating the impact, if any, that this rule may have on the Company’s financial condition and results of operations.

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

In September 2007, the Company entered into a definitive agreement to sell its Baseband Chipset Business to MediaTek Inc. The decision to sell the Baseband Chipset Business was due to the Company’s decision to focus its resources in areas where its signal processing expertise can provide unique capabilities and earn superior returns. On January 11, 2008, the Company completed the sale of its Baseband Chipset Business for net cash proceeds of $269 million. The cash proceeds received were net of a refundable withholding tax of $62 million and other cash payments of approximately $9 million. The Company made additional cash payments of $7.8 million during fiscal 2008, primarily related to transaction fees and retention payments to employees that transferred to MediaTek Inc. The Company made additional cash payments of $1.7 million during fiscal 2009 related to retention payments for employees who transferred to MediaTek Inc and for the reimbursement of intellectual property license fees incurred by MediaTek Inc. The Company recorded a pre-tax gain in fiscal 2008 of $278 million, or $202 million net of tax, which is recorded as a gain on sale of discontinued operations. The Company may receive additional proceeds of up to $10 million, currently held in escrow, upon the resolution of certain contingent items, which would be recorded as additional gain from the sale of discontinued operations.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company received additional amounts under various transition service agreements entered into in connection with these dispositions. The transition service agreements included manufacturing, engineering support and certain human resource services and information technology systems support. At the time of the disposition, the Company evaluated the nature of the transition services and concluded the services would be primarily completed within the one-year assessment period, and the Company did not have the ability to exert significant influence over the disposed businesses’ operating and financial policies. Accordingly, the Company concluded that it did not have a significant continuing involvement with the disposed businesses and has presented the disposition of these businesses as discontinued operations.

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

	2009	2008	2007

Total revenue	$10,332	$115,600	$275,106
Cost of sales	10,847	95,070	197,965
Operating expenses:
Research and development	(42)	12,639	80,977
Selling, marketing, general and administrative	58	2,312	10,639
Gain on sale of discontinued operations	—	362,594	—

Income (loss) before income taxes	(531)	368,173	(14,475)

Provision for (benefit from) income taxes	(895)	107,066	(9,259)

Income (loss) from discontinued operations, net of tax	$364	$261,107	$(5,216)

	October 31, 2009	November 1, 2008

Inventory	$—	$5,894

Total assets reclassified to current assets of discontinued operations	$—	$5,894

Refundable foreign withholding tax	$62,037	$62,037

Total assets reclassified to non-current assets of discontinued operations	$62,037	$62,037

Accounts payable	$—	$1,540
Income taxes payable	—	4,105
Accrued liabilities	—	12,809

Total liabilities reclassified to current liabilities of discontinued operations	$—	$18,454

3.	Stock-Based Compensation and Shareholders’ Equity

Equity Compensation Plans

The Company grants, or has granted, stock options and other stock and stock-based awards under The 2006 Stock Incentive Plan (2006 Plan). The 2006 Plan was approved by the Company’s Board of Directors on January 23, 2006 and was approved by shareholders on March 14, 2006 and subsequently amended in March 2006, June 2009 and September 2009. The 2006 Plan provides for the grant of up to 15 million shares of the Company’s common stock, plus such number of additional shares that were subject to outstanding options under the Company’s previous plans that are not issued because the applicable option award subsequently terminates or expires without being

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exercised. The 2006 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. Employees, officers, directors, consultants and advisors of the Company and its subsidiaries are eligible to be granted awards under the 2006 Plan. No award may be made under the 2006 Plan after March 13, 2016, but awards previously granted may extend beyond that date. The Company will not grant further options under any previous plans.

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

Grant-Date Fair Value

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. Information pertaining to the Company’s stock option awards and the related estimated weighted-average assumptions to calculate the fair value of stock options granted are as follows:

	2009 Excluding
	Option Exchange
	Program	2009*	2008	2007

Options granted (in thousands)	5,675	20,873	5,827	7,691
Weighted-average exercise prices-stock options	$19.63	$25.74	$29.79	$33.52
Weighted-average grant date fair value-stock options	$7.42	$5.97	$7.90	$9.50
Assumptions:
Weighted-average expected volatility	58.8%	41.3%	32.4%	30.5%
Weighted-average expected term (in years)	5.3	4.7	5.1	5.1
Risk-free interest rate	1.7%	1.4%	3.2%	4.6%
Expected dividend yield	4.1%	3.2%	2.4%	2.2%

*	Includes options granted under the stock option exchange program which is described below.

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

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Stock-based Compensation Expense

The amount of stock-based compensation expense recognized during a period is based on the value of the awards that are ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock-based award. Based on an analysis of its historical forfeitures, the Company has applied an annual forfeiture rate of 4.3% to all unvested stock-based awards as of October 31, 2009. The rate of 4.3% represents the portion that is expected to be forfeited each year over the vesting period. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those options that vest.

Stock-option Exchange

During fiscal 2009, shareholders approved and the Company completed an employee stock option exchange program (Option Exchange). The Option Exchange provided eligible employees of the Company, except named executive officers and directors, the opportunity to exchange eligible stock option grants for a smaller number of new stock options, with a lower exercise price, or in some instances, cash, that had approximately the same fair value as the options surrendered.

On September 28, 2009 the Company granted stock options for approximately 15.2 million shares in the aggregate to approximately 3,100 employees who elected to participate in the Option Exchange. The new stock options issued were subject to a new vesting period and a new contractual term based on the grant date of the original options. In addition, the Company made cash payments of approximately $2.6 million to approximately 5,100 employees whose exchanged options would each have resulted in a new stock option for fewer than 100 shares. As a result of the exchange, employees elected to surrender options for approximately 33.6 million options, which were cancelled upon the grant of the new options on September 28, 2009.

The exchange of options in this Option Exchange is treated as a modification of the existing stock options for accounting purposes. Accordingly, any unrecognized compensation expense from the surrendered stock options will be recognized over the original service period of the surrendered option. Because the exchange ratios were calculated to result in the fair value of surrendered eligible stock options that was approximately equal to the fair value of the new stock options replacing them, the amount of incremental expense was immaterial.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation Activity

A summary of the activity under the Company’s stock option plans as of October 31, 2009 and changes during the fiscal year then ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Options	Exercise Price	Contractual	Aggregate
	Outstanding	Per Share	Term in Years	Intrinsic Value

Options outstanding at November 1, 2008	70,340	$36.63
Options granted	5,675	$19.63
Options exercised	(785)	$19.28
Options forfeited	(992)	$33.01
Options expired	(3,313)	$39.78
Options granted under Option Exchange	15,198	$28.02
Options cancelled under Option Exchange	(33,660)	$40.87

Options outstanding October 31, 2009	52,463	$29.71	4.6	$66,908

Options exercisable at October 31, 2009	24,484	$32.39	2.8	$33,129
Options vested or expected to vest October 31, 2009(1)	50,481	$29.84	4.6	$63,891

(1)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

The total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) during fiscal 2009, fiscal 2008 and fiscal 2007 was $4.7 million, $121.7 million and $152.6 million, respectively. The total amount of proceeds received by the Company from exercise of these options during fiscal 2009, fiscal 2008 and fiscal 2007 was $15.1 million, $100.6 million and $109.1 million, respectively. The total grant-date fair value of stock options that vested during fiscal 2009, fiscal 2008 and fiscal 2007 was approximately $73.6 million, $77.6 million and $72.8 million, respectively.

The total cash received from stock option exercises pursuant to employee stock plans in the Company’s statement of cash flows is net of the value of shares surrendered by employees to satisfy employee tax obligations upon vesting of restricted stock or restricted stock units and in connection with the exercise of stock options granted to the Company’s employees under the Company’s equity compensation plans. The withholding amount is based on the Company’s minimum statutory withholding requirement.

A summary of the Company’s restricted stock and restricted stock unit award activity as of October 31, 2009 and changes during the year then ended is presented below:

	Restricted	Weighted-
	Shares or	Average Grant
	Units	Date Fair Value
	Outstanding	Per Share

Restricted shares and units outstanding at November 1, 2008	92	$30.41
Awards granted	76	$17.14
Restrictions lapsed	(25)	$33.30
Awards forfeited	(8)	$33.70

Restricted shares and units outstanding at October 31, 2009	135	$22.19

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of October 31, 2009, there was $103.4 million of total unrecognized compensation cost related to unvested share-based awards comprised of stock options and restricted shares. That cost is expected to be recognized over a weighted-average period of 1.6 years.

Information with respect to activity under the Company’s stock option plans is set forth below:

		Restricted Awards
		Outstanding		Options Outstanding
			Weighted-
			Average
	Shares		Grant Date
	Available		Fair-Value Per		Weighted-Average
Stock Award Activity	for Grant	Number	Share	Number	Price Per Share

Balance, October 28, 2006	17,970	55	$35.35	84,461	$34.09

Shares cancelled upon termination of stock plans	(5)	—	—	—	—
Restricted awards granted(1)	(118)	39	34.89	—	—
Restrictions lapsed	—	(15)	36.12	—	—
Options granted	(7,691)	—	—	7,691	33.52
Options exercised	—	—	—	(7,252)	15.06
Options forfeited or expired	4,742	—	—	(4,742)	40.42

Balance, November 3, 2007	14,898	79	$34.97	80,158	$35.39

Shares cancelled upon termination of stock plans	(34)	—	—	—	—
Restricted awards granted(1)	(106)	35	27.06	—	—
Restrictions lapsed	—	(20)	35.86	—	—
Restricted awards forfeited	4	(2)	31.09	—	—
Options granted	(5,827)	—	—	5,827	29.79
Options exercised	—	—	—	(7,418)	13.56
Options forfeited or expired	8,227	—	—	(8,227)	40.47

Balance, November 1, 2008	17,162	92	$30.41	70,340	$36.63

Shares cancelled upon termination of stock plans	(3)			—	—
Restricted awards granted(1)	(228)	76	17.14	—	—
Restrictions lapsed	—	(25)	33.30	—	—
Restricted awards forfeited	24	(8)	33.70	—	—
Options granted	(5,675)	—	—	5,675	19.63
Options exercised	—	—	—	(785)	19.28
Options forfeited or expired	4,305	—	—	(4,305)	38.22
Options granted under Option Exchange	(15,198)	—	—	15,198	28.02
Options cancelled under Option Exchange(2)	15,198	—	—	(33,660)	40.87

Balance, October 31, 2009	15,585	135	$22.19	52,463	$29.71

(1)	The 2006 Plan provides that for purposes of determining the number of shares available for issuance under the 2006 Plan, any restricted stock award, restricted stock unit or other stock-based award with a per share or per unit price lower than the fair market value of our common stock on the date of grant (a “Full-Value Award”) will be counted as three shares for each share subject to the Full-Value Award.

(2)	Per the terms of the option exchange program, shares underlying options surrendered that were not exchanged for new options are no longer available for future grants.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of October 31, 2009, a total of 68,183,182 common shares were reserved for issuance under the Company’s stock option plans.

Common Stock Repurchase Program

The Company’s common stock repurchase program has been in place since August 2004. In the aggregate, the Board of Directors has authorized the Company to repurchase $4 billion of the Company’s common stock under the program. Under the program, the Company may repurchase outstanding shares of its common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of the Company’s Board of Directors, the repurchase program will expire when the Company has repurchased all shares authorized under the program. As of October 31, 2009, the Company had repurchased a total of approximately 114.7 million shares of its common stock for approximately $3,908.4 million under this program. An additional $91.6 million of shares remains available for repurchase under the current authorized program. The repurchased shares are held as authorized but unissued shares of common stock. The Company also from time to time repurchases shares in settlement of employee tax withholding obligations due upon the vesting of restricted stock or restricted stock units, or the exercise of stock options. Any future common stock repurchases will be dependent upon several factors including the amount of cash available to the Company in the United States, and the Company’s financial performance, outlook and liquidity.

Preferred Stock

The Company has 471,934 authorized shares of $1.00 par value preferred stock, none of which is issued or outstanding. The Board of Directors is authorized to fix designations, relative rights, preferences and limitations on the preferred stock at the time of issuance.

4.	Industry, Segment and Geographic Information

The Company operates and tracks its results in one reportable segment based on the aggregation of three operating segments. The Company designs, develops, manufactures and markets a broad range of integrated circuits. The Chief Executive Officer has been identified as the Chief Operating Decision Maker.

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

	2009			2008		2007*
		% of			% of		% of
		Total			Total		Total
		Product			Product		Product
	Revenue	Revenue	Y/Y%	Revenue	Revenue**	Revenue	Revenue

Industrial	$1,049,158	52%	(24)%	$1,386,874	54%	$1,323,252	54%
Communications	512,941	25%	(13)%	590,267	23%	477,645	20%
Consumer	400,290	20%	(22)%	512,339	20%	523,793	22%
Computer	52,519	3%	(44)%	93,451	4%	105,031	4%

Total Product Revenue	$2,014,908	100%	(22)%	$2,582,931	100%	$2,429,721	100%

Revenue from one-time IP license	—			—		35,000

Total Revenue	$2,014,908			$2,582,931		$2,464,721

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

*	The year ended November 3, 2007 was a 53-week year. The Company follows a 52-week, or 364-day fiscal calendar that results in a 53-week year approximately every seventh year, as occurred in fiscal 2007.

**	The sum of the individual percentages do not equal the total due to rounding.

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

	2009			2008		2007*
		% of			% of		% of
		Total			Total		Total
		Product			Product		Product
	Revenue	Revenue**	Y/Y%	Revenue	Revenue	Revenue	Revenue**

Converters	$960,502	48%	(19)%	$1,190,866	46%	$1,104,932	45%
Amplifiers	501,759	25%	(25)%	665,585	26%	618,267	25%
Other analog	261,059	13%	(18)%	318,648	12%	334,652	14%

Subtotal analog signal processing	1,723,320	86%	(21)%	2,175,099	84%	2,057,851	85%

Power management & reference	118,247	6%	(18)%	143,698	6%	124,101	5%

Total analog products	$1,841,567	91%	(21)%	$2,318,797	90%	$2,181,952	90%

General purpose DSP	167,133	8%	(29)%	234,946	9%	214,339	9%
Other DSP	6,208	0%	(79)%	29,188	1%	33,430	1%

Total DSP products	$173,341	9%	(34)%	$264,134	10%	$247,769	10%

Total Product Revenue	$2,014,908	100%	(22)%	$2,582,931	100%	$2,429,721	100%

Revenue from one-time IP license	—			—		35,000

Total Revenue	$2,014,908			$2,582,931		$2,464,721

*	The year ended November 3, 2007 was a 53-week year. The Company follows a 52-week, or 364-day fiscal calendar that results in a 53-week year approximately every seventh year, as occurred in fiscal 2007.

**	The sum of the individual percentages may not equal the total due to rounding.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic Information

The Company operates in the following major geographic areas. Product revenue data is based upon customer location and property, plant and equipment data is based upon physical location. In fiscal year 2009 the predominant countries comprising “Rest of North and South America” are Canada and Mexico; the predominant countries comprising “Europe” are Germany, Sweden and France; and the predominant countries comprising “Rest of Asia” are Korea, Taiwan and Singapore. In fiscal year 2008 and fiscal year 2007 the predominant countries comprising “Rest of North and South America” are Canada and Mexico; the predominant countries comprising “Europe” are Germany, France and the United Kingdom; and the predominant countries comprising “Rest of Asia” are Taiwan and Korea.

	2009	2008	2007

Product Revenue from continuing operations
United States	$401,608	$524,197	$551,177

Rest of North and South America	92,954	97,449	82,761
Europe	502,602	679,778	598,334
Japan	349,907	503,059	506,514
China	376,080	401,060	310,211
Rest of Asia	291,757	377,388	380,724

Subtotal all foreign countries	1,613,300	2,058,734	1,878,544

Total product revenue	$2,014,908	$2,582,931	$2,429,721

Property, plant and equipment
United States	$204,758	$251,616

Ireland	155,428	186,487
Philippines	103,209	116,622
All other countries	13,121	12,714

Subtotal all foreign countries	271,758	315,823

Total property, plant and equipment	$476,516	$567,439

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Special Charges

A summary of the Company’s special charges is as follows:

		Reorganization
		of Product	Consolidation
	Closure of Wafer	Development	of a Wafer	Reduction of		Closure of Wafer
	Fabrication	and	Fabrication	Overhead	Reduction of	Fabrication	Total
	Facility	Support	Facility in	Infrastructure	Operating	Facility	Special
Income Statement	in Sunnyvale	Programs	Limerick	Costs	Costs	in Cambridge	Charges

Fiscal 2005 Charges:
Workforce reductions	$20,315	$11,165	$—	$—	$—	$—	$31,480

Total Fiscal 2005 Charges	$20,315	$11,165	$—	$—	$—	$—	$31,480

Fiscal 2006 Charges:
Facility closure costs	—	554	—	—	—	—	554
Abandonment of equipment	—	459	—	—	—	—	459
Other items	—	462	—	—	—	—	462
Change in estimate	(2,029)	—	—	—	—	—	(2,029)
Workforce reductions	—	2,344	—	—	—	—	2,344

Total Fiscal 2006 Charges	$(2,029)	$3,819	$—	$—	$—	$—	$1,790

Fiscal 2007 Charges:
Facility closure costs	10,288	—	—	—	—	—	10,288
Workforce reductions	—	4,165	13,748	10,711	—	—	28,624
Other items	—	859	—	1,637	—	—	2,496
Change in estimate	—	(913)	—	—	—	—	(913)

Total Fiscal 2007 Charges	$10,288	$4,111	$13,748	$12,348	$—	$—	$40,495

Fiscal 2008 Charges:
Workforce reductions	—	—	—	—	1,627	—	1,627
Change in estimate	—	—	1,461	—	—	—	1,461

Total Fiscal 2008 Charges	$—	$—	$1,461	$—	$1,627	$—	$3,088

Fiscal 2009 Charges:
Workforce reductions	—	—	—	—	26,583	7,446	34,029
Facility closure costs	—	—	1,191	—	2,411	57	3,659
Non-cash impairment charge	—	—	—	—	839	14,629	15,468
Other items	—	—	—	—	500	—	500

Total Fiscal 2009 Charges	$—	$—	$1,191	$—	$30,333	$22,132	$53,656

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Reorganization
		of Product	Consolidation
	Closure of Wafer	Development	of a Wafer	Reduction of		Closure of Wafer
	Fabrication	and	Fabrication	Overhead	Reduction of	Fabrication	Total
	Facility	Support	Facility in	Infrastructure	Operating	Facility	Special
Accrued Restructuring	in Sunnyvale	Programs	Limerick	Costs	Costs	in Cambridge	Charges

Balance at October 28, 2006	$5,903	$4,976	$—	$—	$—	$—	$10,879

Fiscal 2007 special charges	10,288	4,111	13,748	12,348	—	—	40,495
Severance payments	(5,573)	(4,717)	—	(767)	—	—	(11,057)
Facility closure costs	(6,616)	(23)	—	—	—	—	(6,639)
Non-cash impairment charge	—	—	—	(438)	—	—	(438)
Other payments	—	(596)	—	—	—	—	(596)
Effect of foreign currency on accrual	—	18	—	3	—	—	21

Balance at November 3, 2007	$4,002	$3,769	$13,748	$11,146	$—	$—	$32,665

Fiscal 2008 special charges	—	—	1,461	—	1,627	—	3,088
Severance payments	(253)	(2,178)	(1,727)	(8,085)	(126)	—	(12,369)
Facility closure costs	(2,002)	(45)	(279)	—	—	—	(2,326)
Other payments	—	(155)	—	(1,200)	—	—	(1,355)
Effect of foreign currency on accrual	—	24	(1,449)	(97)	—	—	(1,522)

Balance at November 1, 2008	$1,747	$1,415	$11,754	$1,764	$1,501	$—	$18,181

Fiscal 2009 special charges	—	—	1,191	—	30,333	22,132	53,656
Severance payments	—	(1,441)	(11,802)	(1,816)	(21,156)	(756)	(36,971)
Facility closure costs	(1,578)	(25)	(1,164)	—	(1,195)	(57)	(4,019)
Non-cash impairment charge	—	—	—	—	(839)	(14,629)	(15,468)
Other payments	—	—	—	—	(503)	—	(503)
Effect of foreign currency on accrual	—	51	333	52	20	—	456

Balance at October 31, 2009	$169	$—	$312	$—	$8,161	$6,690	$15,332

Special Charges

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

Reorganization of Product Development and Support Programs

The Company recorded special charges in fiscal years 2005, 2006 and 2007 as a result of its decision to reorganize its product development and support programs with the goal of providing greater focus on its analog and

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

digital signal processing product programs. The Company terminated the employment of all employees associated with these programs and has paid out all amounts owed to employees for severance. The Company does not expect to incur any further charges related to this reorganization action.

Consolidation of a Wafer Fabrication Facility in Limerick

In fiscal 2007, the Company recorded a special charge of $13.7 million as a result of its decision to only use eight-inch technology at its wafer fabrication facility in Limerick. Certain manufacturing processes and products produced on the Limerick facility’s six-inch production line have transitioned to the Company’s existing eight-inch production line in Limerick while others have transitioned to external foundries. The charge was for severance and fringe benefit costs recorded under the Company’s ongoing benefit plan for 150 manufacturing employees associated with this action. As of October 31, 2009, the Company still employed 2 of the 150 employees included in this action. These employees must continue to be employed by the Company until their employment is involuntarily terminated in order to receive the severance benefit. During fiscal 2008, the Company recorded an additional charge of $1.5 million related to this action, of which $1.2 million was an adjustment to the original estimate of the severance costs and $0.3 million was for clean-up and closure costs that were expensed as incurred. During fiscal 2009, the Company recorded additional charges of $1.2 million for clean-up and closure costs that were expensed as incurred. The production in the six-inch wafer fabrication facility ceased during the fourth quarter of fiscal 2009. The Company does not expect to incur any further charges related to this action.

Reduction of Overhead Infrastructure Costs

During the fourth quarter of fiscal 2007, the Company recorded a special charge as a result of its decision to either deemphasize or exit certain businesses or products and focus investments in products and end markets where it has better opportunities for profitable growth. In September 2007, the Company entered into a definitive agreement to sell its Baseband Chipset Business. As a result, the Company decided to reduce the support infrastructure in manufacturing, engineering and SMG&A to more appropriately reflect its required overhead structure. The Company terminated the employment of all employees associated with this action and has paid all amounts owed to employees for severance as income continuance. The Company does not expect to incur any further charges related to this action.

Reduction of Operating Costs

During the fourth quarter of fiscal 2008, in order to further reduce its operating cost structure, the Company recorded a special charge of $1.6 million for severance and fringe benefit costs recorded under its ongoing benefit plan or statutory requirements at foreign locations for 19 engineering and SMG&A employees. The Company terminated the employment of all employees associated with this charge and is paying amounts owed to employees for severance as income continuance.

During fiscal 2009, the Company recorded an additional charge of $30.3 million related to this cost reduction action. Approximately $2.1 million of this charge was for lease obligation costs for facilities that the Company ceased using during the first quarter of fiscal 2009; approximately $0.9 million was for the write-off of property, plant and equipment; and approximately $0.8 million was for contract termination costs and for clean-up and closure costs that were expensed as incurred. The remaining $26.5 million related to the severance and fringe benefit costs recorded under the Company’s ongoing benefit plan or statutory requirements at foreign locations, for 245 manufacturing employees and 302 engineering and SMG&A employees. As of October 31, 2009, the Company still employed 16 of the 547 employees included in this cost reduction action. These employees must continue to be employed by the Company until their employment is involuntarily terminated in order to receive the severance benefit.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Closure of Wafer Fabrication Facility in Cambridge

During the first quarter of fiscal 2009, the Company recorded a special charge of $22.1 million as a result of its decision to consolidate its Cambridge, Massachusetts wafer fabrication facility into its existing Wilmington, Massachusetts facility. In connection with the anticipated closure of this facility, the Company evaluated the recoverability of the facility’s manufacturing assets and concluded that there was an impairment of approximately $12.9 million based on the revised period of intended use. The remaining $9.2 million was for severance and fringe benefit costs recorded under the Company’s ongoing benefit plan for 175 manufacturing employees and 9 SMG&A employees associated with this action.

We finished production in the Cambridge fabrication facility and began clean-up activities during the fourth quarter of fiscal 2009. During the fourth quarter of fiscal 2009, the Company reversed approximately $1.8 million of its severance accrual. The accrual reversal was required because 51 employees either voluntarily left the Company or found alternative employment within the Company. In addition, the Company recorded a special charge of approximately $1.7 million for the impairment of manufacturing assets that were originally going to be moved to our other wafer fabrication facilities but are no longer needed at those facilities and therefore have no future use. The Company also recorded a special charge of $0.1 million for clean-up costs as the Company began its cleanup of the Cambridge fabrication facility at the end of the fourth quarter of fiscal 2009. As of October 31, 2009, the Company still employed 33 of the employees included in this action. The remaining employees will continue working during the first quarter of fiscal 2010 on the cleanup and closure of the wafer fabrication facility. These employees must continue to be employed by the Company until their employment is involuntarily terminated in order to receive the severance benefit. The Company expects to incur additional expenses, that cannot be precisely determined at this time, related to this action in the first quarter of fiscal 2010 for lease termination, cleanup and closure costs. The lease charge will be taken when the Company ceases using the building and the cleanup and closure costs will be expensed as incurred.

6.	Acquisitions

In fiscal 2006, the Company completed a transaction with TTPCom Limited (TTPCom), whereby TTPCom transferred to the Company intellectual property, engineering resources, and related assets associated with the support and customization of TTPCom’s GSM/GPRS/EDGE modem software for use on the Company’s existing and future generations of SoftFone® baseband processors. The Company also acquired development rights for AJAR, TTPCom’s advanced applications platform. As a result of this transaction, the Company became the single point of contact for both hardware and software support for its new and existing wireless handset customers, thus improving the Company’s abilities to service the needs of individual customers. During fiscal 2007, the Company paid $6.1 million of contingent consideration related to this acquisition.

In fiscal 2006, the Company acquired substantially all the outstanding stock of privately-held Integrant Technologies, Inc. (Integrant) of Seoul, Korea. The acquisition enabled the Company to enter the mobile TV market and strengthened its presence in the Asian region. The Company paid $8.4 million related to the purchase of shares from the founder of Integrant during the period from July 2007 through July 2009. The Company recorded these payments as additional goodwill.

In fiscal 2006, the Company acquired all the outstanding stock of privately-held AudioAsics A/S (AudioAsics) of Roskilde, Denmark. The acquisition of AudioAsics allows the Company to continue developing low-power audio solutions, while expanding its presence in the Nordic and Eastern European regions. The Company paid additional cash payments of $3.1 million during fiscal 2009 for the achievement of revenue-based milestones during the period from October 2006 through January 2009, which were recorded as additional goodwill. In addition the Company paid $3.2 million during fiscal 2009 based on the achievement of technological milestones during the period from October 2006 through January 2009, which were recorded as compensation expense in fiscal 2008. All revenue and technological milestones related to this acquisitions have been met and no additional payments will be made.

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

Investments in The Analog Devices, Inc. Deferred Compensation Plan (the Deferred Compensation Plan) are classified as trading. The components of the investments as of October 31, 2009 and November 1, 2008 were as follows:

	2009	2008

Corporate obligations	$—	$22,785
Money market funds	1,730	2,841
Mutual funds	6,213	6,415

Total deferred compensation plan investments — short and long term	$7,943	$32,041

The fair values of these investments are based on published market quotes on October 31, 2009 and November 1, 2008, respectively. Adjustments to fair value of, and income pertaining to, Deferred Compensation Plan investments are recorded in operating expenses. Gross realized and unrealized gains and losses from trading securities were not material in fiscal 2009, 2008 or 2007.

The Company has recorded a corresponding liability for amounts owed to the Deferred Compensation Plan participants (see Note 10). These investments are specifically designated as available to the Company solely for the purpose of paying benefits under the Deferred Compensation Plan. However, in the event the Company became insolvent, the investments would be available to all unsecured general creditors.

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

There were no realized gains or losses recorded in fiscal 2009 or 2008. Realized gains of $7.9 million were recorded in fiscal 2007 related to the sale of a cost-basis investment.

Unrealized gains and losses on securities classified as other investments at of October 31, 2009 and November 1, 2008 were as follows :

	2009	2008

Unrealized gains	$1,258	$805
Unrealized losses	(718)	(828)

Net unrealized gains (losses) on securities classified as other investments	$540	$(23)

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Accrued Liabilities

Accrued liabilities at October 31, 2009 and November 1, 2008 consisted of the following:

	2009	2008

Accrued compensation and benefits	$58,272	$91,997
Special charges	15,332	18,181
Other	48,589	81,129

Total accrued liabilities	$122,193	$191,307

10.	Deferred Compensation Plan Liability

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

The Company leases certain of its facilities, equipment and software under various operating leases that expire at various dates through 2025. The lease agreements frequently include renewal and escalation clauses and require the Company to pay taxes, insurance and maintenance costs. Total rental expense under operating leases was approximately $40 million in fiscal 2009, $43 million in fiscal 2008 and $43 million in fiscal 2007.

The following is a schedule of future minimum rental payments required under long-term operating leases at October 31, 2009:

Operating
Fiscal Years	Leases

2010	$24,735
2011	19,086
2012	8,819
2013	6,011
2014	3,876
Later Years	18,255

Total	$80,782

12.	Commitments and Contingencies

From time to time in the ordinary course of our business, various claims, charges and litigation are asserted or commenced against the Company arising from, or related to, contractual matters, patents, trademarks, personal injury, environmental matters, product liability, insurance coverage and personnel and employment disputes. As to such claims and litigation, the Company can give no assurance that it will prevail. The Company does not believe that any current legal matters will have a material adverse effect on the Company’s financial position.

13.	Maxim Litigation Settlement

The Company executed a legal settlement with Maxim Integrated Products, Inc. (Maxim) during the second quarter of fiscal 2007, which resulted in the Company receiving $19 million. The Company recorded $8.5 million as

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company and its subsidiaries have various savings and retirement plans covering substantially all employees. The Company maintains a defined contribution plan for the benefit of its eligible U.S. employees. This plan provides for Company contributions of up to 5% of each participant’s total eligible compensation. In addition, the Company contributes an amount equal to each participant’s pre-tax contribution, if any, up to a maximum of 3% of each participant’s total eligible compensation. The total expense related to the defined contribution plan for U.S. employees was $21.5 million in fiscal 2009, $22.6 million in fiscal 2008 and $20.8 million in fiscal 2007. The Company also has various defined benefit pension and other retirement plans for certain non-U.S. employees that are consistent with local statutory requirements and practices. The total expense related to the various defined benefit pension and other retirement plans for certain non-U.S. employees was $10.9 million in fiscal 2009, $13.9 million in fiscal 2008 and $17.3 million in fiscal 2007.

In the fourth quarter of fiscal 2007, the Company began to recognize the funded status of defined-benefit post retirement plans on the Company’s consolidated balance sheets and changes in the funded status in comprehensive (loss) income. During fiscal 2009 the measurement date of the plan’s funded status was changed from September 30 to October 31, 2009, the same as the Company’s fiscal year end.

Non-U.S. Plan Disclosures

The Company’s funding policy for its foreign defined benefit pension plans is consistent with the local requirements of each country. The plans’ assets consist primarily of U.S. and non-U.S. equity securities, bonds, property and cash. The benefit obligations and related assets under these plans have been measured at October 31, 2009 and September 30, 2008.

Net annual periodic pension cost of non-U.S. plans is presented in the following table:

	2009	2008	2007

Service cost	$6,368	$9,580	$10,890
Interest cost	9,525	10,234	8,862
Expected return on plan assets	(10,703)	(12,312)	(9,584)
Amortization of prior service cost	5	8	8
Amortization of transitional asset	(40)	(44)	(39)
Recognized actuarial loss	(519)	189	804

Net periodic pension cost	$4,636	$7,655	$10,941

Curtailment impact	$—	$1	$—
Settlement impact	$207	$—	$85
Special termination benefits	$281	$15	$207

The special termination benefits presented relate to certain early retirement benefits provided in certain jurisdictions.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Obligation and asset data of the Company’s non-U.S. plans at each fiscal year end is presented in the following table:

	2009	2008

Change in Benefit Obligation
Benefit obligation at beginning of year	$149,428	$180,771
Adjustments due to change in defined benefit plans measurement date:
a. Service cost and interest cost during gap period	1,204	—
b. Additional experience during gap period	(10,099)	—
c. Gap period benefit payments from plan, employee contributions, expenses, taxes and premiums paid	(1,222)	—
Service cost	6,368	9,580
Interest cost	9,525	10,234
Curtailment	—	(335)
Settlement	(2,816)	—
Special termination benefits	281	15
Participant contributions	2,496	2,973
Transfers	(1,298)	—
Premiums paid	(201)	(207)
Actuarial gain	(3,244)	(28,117)
Benefits paid	(3,925)	(3,642)
Exchange rate adjustment	18,550	(21,844)

Benefit obligation at end of year	$165,047	$149,428

Change in Plan Assets
Fair value of plan assets at beginning of year	$120,914	$167,805
Adjustments due to change in defined benefit plans measurement date:
b. Additional experience during gap period	(9,807)	—
c. Gap period benefit payments from plan, employee contributions, expenses, taxes and premiums paid	(1,222)	—
Actual return on plan assets	8,839	(36,452)
Employer contributions	7,639	7,955
Participant contributions	2,496	2,973
Settlements	(2,816)	—
Acquisitions/divestitures	(1,298)	—
Premiums paid	(201)	(207)
Benefits paid	(3,925)	(3,642)
Exchange rate adjustment	15,024	(17,518)

Fair value of plan assets at end of year	$135,643	$120,914

Reconciliation of Funded Status
Funded status	$(29,404)	$(28,514)
Contribution between September 30 and fiscal year end	—	596

Net amount recognized	$(29,404)	$(27,918)

Amounts Recognized in the Balance Sheet
For years after the change in accounting principle related to defined benefit plans
Current liabilities	$(832)	$(758)
Noncurrent liabilities	(28,572)	(27,160)

Net amount recognized	$(29,404)	$(27,918)

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2009	2008

Reconciliation of Amounts Recognized in the Statement of Financial Position
Initial net obligation	$(93)	$(58)
Prior service cost	(1)	(7)
Net loss	(10,720)	(10,344)

Accumulated other comprehensive loss	(10,814)	(10,409)
Accumulated contributions below net periodic benefit cost	(18,590)	(17,509)

Net amount recognized	$(29,404)	$(27,918)

Other Comprehensive Income Changes Recognized in Other Comprehensive Income
Changes in plan assets and benefit obligations recognized in other comprehensive income
Net loss arising during the year (includes curtailment gains not recognized as a component of net periodic cost)	$(1,380)	$20,313
Effect of exchange rates on amounts included in accumulated other comprehensive income	843	(2,964)
Amounts recognized as a component of net periodic benefit cost
Amortization, settlement or curtailment recognition of net transition asset	40	44
Amortization or curtailment recognition of prior service cost	(5)	(9)
Amortization or settlement recognition of net gain (loss)	312	(189)

Total recognized in other comprehensive (income) loss	$(190)	$17,195

Total recognized in net periodic benefit and other comprehensive loss (income)	$4,934	$24,866

Changes recognized in balance sheet
Balance sheet recognition of change in defined benefit plans measurement date
Amortization amounts during gap period	$21	N/A
Experience gain during gap period	574	N/A

Total	$595	N/A

Estimated amounts that will be amortized from accumulated other comprehensive (loss) income over the next fiscal year
Initial net asset	$33	$36
Prior service cost	(1)	(6)
Net gain	113	191

Total	$145	$221

The accumulated benefit obligation for non-U.S. pension plans was $127.3 million and $107.4 million at October 31, 2009 and September 30, 2008, respectively.

The projected benefit obligation and fair value of plan assets for non-U.S. pension plans with projected benefit obligations in excess of plan assets were $165.0 million and $135.6 million, respectively, at October 31, 2009 and $149.4 million and $120.9 million, respectively, at September 30, 2008.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for non-U.S. pension plans with accumulated benefit obligation in excess of plan assets were $42.5 million, $38.7 million and $19.4 million, respectively, at October 31, 2009, and $37.1 million, $32.8 million and $16.6 million, respectively, at September 30, 2008.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The range of assumptions used for the non-U.S. defined benefit plans reflects the different economic environments within the various countries. The projected benefit obligation was determined using the following weighted average assumptions:

	2009	2008

Discount rate	6.32%	6.39%
Rate of increase in compensation levels	3.72%	3.94%

Net annual periodic pension cost was determined using the following weighted average assumptions:

	2009	2008

Discount rate	6.60%	5.64%
Expected long-term return on plan assets	7.16%	7.14%
Rate of increase in compensation levels	3.87%	3.83%

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

Expected fiscal 2010 Company contributions and estimated future benefit payments are as follows:

Expected Company Contributions
2010	$30,050
Expected Benefit Payments
2010	$3,454
2011	$3,450
2012	$4,600
2013	$6,031
2014	$6,587
2015-2018	$32,533

The Company’s year-end pension plan weighted average asset allocations by category were:

	2009	Strategic Target

Equities	69%	69%
Bonds	27%	27%
Cash	1%	0%
Property	3%	4%

Total	100%	100%

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Determination for adjustment due to change in defined benefit plans measurement date
Adjustment to retained earnings
a. Service (cost)	$(479)
b. Interest (cost)	(725)
c. Expected return on asset	866

Service (cost), interest (cost), and expected return on assets	(338)

d. Amortization of transition asset	2
e. Amortization of past service credit (cost)	—
f. Amortization of gain	19

Total amortizations	21

g. Total adjustment to retained earnings	$(317)

Adjustment to accumulated other comprehensive income (loss)
a. Total amortizations	$(21)
b. Additional experience gain (loss) during gap period
Liability gain during gap period	10,099
Asset loss during gap period	(10,673)

Total experience loss during gap period	(574)

c. Total adjustment to accumulated other comprehensive income (loss)	$(595)

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

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Income Taxes

The reconciliation of income tax computed at the U.S. federal statutory rates to income tax expense is as follows:

	2009	2008	2007

U.S. federal statutory tax rate	35.0%	35.0%	35.0%
Income tax provision reconciliation:
Tax at statutory rate:	$104,105	$233,136	$231,510
Irish income subject to lower tax rate	(50,972)	(92,732)	(65,673)
Domestic and international tax examination charges including penalties.	—	—	4,363
State income taxes, net of federal benefit	406	1,150	1,744
Research and development tax credits	(5,153)	(3,401)	(14,667)
Net foreign tax in excess of U.S. federal statutory tax rate	1,123	2,350	1,729
Other, net	527	422	547

Total income tax provision	$50,036	$140,925	$159,553

For financial reporting purposes, income before income taxes includes the following components:

	2009	2008	2007

Pretax income:
Domestic	$1,133	$186,130	$282,410
Foreign	296,311	479,972	379,047

Total income before income taxes and discontinued operations	$297,444	$666,102	$661,457

The components of the provision for income taxes are as follows:

	2009	2008	2007

Current:
Federal (benefit) tax	$(5,191)	$79,642	$101,183
Foreign	43,007	70,882	58,785
State	625	1,770	2,435

Total current	$38,441	$152,294	$162,403

Deferred (prepaid):
Federal	$17,033	$(7,268)	$(2,336)
Foreign	(5,438)	(4,101)	(514)

Total deferred	$11,595	$(11,369)	$(2,850)

The Company continues to intend to reinvest certain of its foreign earnings indefinitely. Accordingly, no U.S. income taxes have been provided for approximately $1,851 million of unremitted earnings of international subsidiaries. As of October 31, 2009, the amount of unrecognized deferred tax liability on these earnings was $480 million.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The significant components of the Company’s deferred tax assets and liabilities for the fiscal years ended October 31, 2009 and November 1, 2008 are as follows:

	2009	2008

Deferred tax assets:
Inventory reserves	$30,365	$33,058
Deferred income on shipments to distributors	25,775	24,913
Reserves for compensation and benefits	25,182	29,287
Tax credit carryovers	52,443	48,073
Mark-to-market adjustment	(124)	4,657
Stock-based compensation	62,496	73,619
Depreciation	4,163	—
Other	3,702	3,091

Total gross deferred tax assets	204,002	216,698
Valuation allowance	(51,616)	(48,073)

Total deferred tax assets	152,386	168,625

Deferred tax liabilities:
Depreciation	(13,498)	673
Acquisition Accounting	(2,226)	(4,318)
Undistributed earnings of foreign subsidiaries	(18,853)	(9,484)
Other	(1,655)	(1,181)

Total gross deferred tax liabilities	(36,232)	(14,310)

Net deferred tax assets	$116,154	$154,315

The valuation allowances of $51.6 million and $48.1 million at October 31, 2009 and November 1, 2008, respectively, are a full valuation allowance for the Company’s state credit carryovers that began expiring in 2008.

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

On November 4, 2007 (the first day of its 2008 fiscal year), the Company adopted new accounting principles on accounting for uncertain tax positions. These principles require companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any benefit can be recorded in the financial statements. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. There were no changes to the Company’s liabilities for uncertain tax positions as a result of the adoption these provisions. As of October 31, 2009 and November 1, 2008, the Company had a liability of $18.2 million and $13.8 million, respectively, for gross unrealized tax benefits, all of which, if settled in the Company’s favor, would lower the Company’s effective tax rate in the period recorded. In addition, as of October 31, 2009 and November 1, 2008, the Company had a liability of approximately $8.0 million and $6.4 million respectively, for interest and penalties. The total liability as of October 31, 2009 and November 1, 2008 of $26.2 million and $20.2 million, respectively, for uncertain tax positions is classified as non-current, and

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

included in other non-current liabilities, because the Company believes that the ultimate payment or settlement of these liabilities will not occur within the next twelve months. Prior to the adoption of these provisions, these amounts were included in current income tax payable. The Company includes interest and penalties related to unrecognized tax benefits within the provision for taxes in the condensed consolidated statements of income, and as a result, no change in classification was made upon adopting these provisions. The condensed consolidated statements of income for fiscal year 2009 and fiscal year 2008 include $1.7 million and $1.3 million, respectively, of interest and penalties related to these uncertain tax positions. Due to the complexity associated with its tax uncertainties, the Company cannot make a reasonably reliable estimate as to the period in which it expects to settle the liabilities associated with these uncertain tax positions.

The following table summarizes the changes in the total amounts of uncertain tax positions for fiscal 2008 and fiscal 2009.

Balance, November 3, 2007	$9,889
Additions for tax positions of current year	3,861

Balance, November 1, 2008	13,750
Additions for tax positions of current year	4,411

Balance, October 31, 2009	$18,161

Fiscal Year 2004 and 2005 IRS Examination

During the fourth quarter of fiscal 2007, the IRS completed its field examination of the Company’s fiscal years 2004 and 2005. On January 2, 2008, the IRS issued its report for fiscal 2004 and 2005, which included proposed adjustments related to these two fiscal years. The Company has recorded taxes and penalties related to certain of these proposed adjustments. There are four items with an additional potential total tax liability of $46 million. The Company has concluded, based on discussions with its tax advisors, that these four items are not likely to result in any additional tax liability. Therefore, the Company has not recorded any additional tax liability for these items and is appealing these proposed adjustments through the normal processes for the resolution of differences between the IRS and taxpayers. The Company’s initial meetings with the appellate division of the IRS were held during fiscal year 2009. Two of the unresolved matters are one-time issues and pertain to Section 965 of the Internal Revenue Code related to the beneficial tax treatment of dividends from foreign owned companies under The American Jobs Creation Act. The other matters pertain to the computation of research and development (R&D) tax credits and the profits earned from manufacturing activities carried on outside the United States. These latter two matters could impact taxes payable for fiscal 2004 and 2005 as well as for subsequent years.

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

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

proposed adjustment related to the deductibility of certain stock option expenses, the other three matters could impact taxes payable for fiscal 2006 and 2007 as well as for subsequent years.

Fiscal Year 2008 and 2009 IRS Examination

The IRS has not started their examination of fiscal year 2008 or fiscal year 2009.

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

16.	Revolving Credit Facility

As of October 31, 2009, the Company had $1,816 million of cash and cash equivalents and short term investments, of which $412.7 million was held in the United States. The balance of the Company’s cash and cash equivalents and short term investments was held outside the United States in various foreign subsidiaries. As the Company intends to reinvest certain of its foreign earnings indefinitely, this cash is not available to meet certain of the Company’s cash requirements in the United States, including for cash dividends and common stock repurchases. If the Company is unable to address its U.S. cash requirements through operations, by efficient and timely repatriations of overseas cash, through borrowings under its current credit facility or from other sources of cash obtained at an acceptable cost, its business strategies and operating results could be adversely affected. The Company entered into a five-year, $165 million unsecured revolving credit facility with certain institutional lenders in May 2008. To date, the Company has not borrowed under this credit facility but the Company may borrow in the future and use the proceeds for support of commercial paper issuance, stock repurchases, dividend payments, acquisitions, capital expenditures, working capital and other lawful corporate purposes. Any advances under this credit agreement will accrue interest at rates that are equal to LIBOR plus a margin that is based on the Company’s leverage ratio. The terms of this facility also include financial covenants that require the Company to maintain a minimum interest coverage ratio and not exceed a maximum leverage ratio. The Company is currently compliant with these covenants. The terms of the facility also impose restrictions on the Company’s ability to undertake certain transactions, to create certain liens on assets and to incur certain subsidiary indebtedness.

17.	Long-Term Debt

On June 30, 2009, the Company issued $375 million aggregate principal amount of 5.0% senior unsecured notes due July 1, 2014 (the Notes) with semi-annual fixed interest payments on January 1 and July 1 of each year, commencing January 1, 2010. The sale of the Notes was made pursuant to the terms of an underwriting agreement dated June 25, 2009 between the Company and Credit Suisse Securities (USA) LLC, as representative of the several underwriters named therein. The net proceeds of the offering were $370.4 million, after issuing at a discount and deducting expenses, underwriting discounts and commissions, which will be amortized over the term of the Notes. The indenture governing the Notes contains covenants that may limit the Company’s ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of its assets to, any other party.

On June 30, 2009, the Company entered into interest rate swap transactions where the Company swapped the notional amount of its $375 million of fixed rate debt at 5.0% into floating interest rate debt through July 1, 2014. Under the terms of the swaps, the Company will (i) receive on the $375 million notional amount a 5.0% annual interest payment that is paid in two installments on the 1st of every January and July, commencing January 1, 2010 through and ending on the maturity date; and (ii) pay on the $375 million notional amount an annual three-month

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

LIBOR plus 2.05% (2.34% as of October 31, 2009) interest payment, payable in four installments on the 1st of every January, April, July and October, commencing on October 1, 2009 and ending on the maturity date. The LIBOR based rate is set quarterly three months prior to the date of the interest payment. The Company designated these swaps as fair value hedges. The changes in the fair value of the interest rate swaps were reflected in the carrying value of the interest rate swaps in other assets on the balance sheet. The carrying value of the debt on the balance sheet was adjusted by an equal and offsetting amount.

18.	Subsequent Events

The Company has evaluated subsequent events through the issuance of these financial statements which occurred on November 24, 2009. On November 19, 2009, the Board of Directors of the Company declared a cash dividend of $0.20 per outstanding share of common stock. The dividend will be paid on December 23, 2009 to all shareholders of record at the close of business on December 4, 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Analog Devices, Inc.

We have audited the accompanying consolidated balance sheets of Analog Devices, Inc. as of October 31, 2009 and November 1, 2008, and the related consolidated statements of income, shareholders’ equity, comprehensive income, and cash flows for each of the three years in the period ended October 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(c). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Analog Devices, Inc. at October 31, 2009 and November 1, 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 14 to the consolidated financial statements, effective November 3, 2007, the Company adopted the guidance originally issued in Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (codified primarily in FASB ASC Topic 715-20, Defined Benefit Plans-General). Additionally, as discussed in Note 15 to the consolidated financial statements, effective November 4, 2007, the Company adopted the guidance originally issued in Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (codified primarily in FASB ASC Topic 740, Income Taxes).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Analog Devices, Inc.’s internal control over financial reporting as of October 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 24, 2009 expressed an unqualified opinion thereon.

Boston, Massachusetts
November 24, 2009

ANALOG DEVICES, INC.

SUPPLEMENTARY FINANCIAL INFORMATION
(Unaudited)

Quarterly financial information for fiscal 2009 and fiscal 2008 (thousands, except per share amounts and as noted):

	4Q09	3Q09	2Q09	1Q09	4Q08	3Q08	2Q08	1Q08

Revenue	571,600	491,991	474,748	476,569	660,696	658,986	649,340	613,909
Cost of sales	249,746	225,762	213,196	207,567	257,039	257,192	253,319	238,106

Gross margin	321,854	266,229	261,552	269,002	403,657	401,794	396,021	375,803
% of Revenue	56.3%	54.1%	55.1%	56.4%	61.1%	61.0%	61.0%	61.2%
Research and development	110,126	107,578	109,448	119,828	133,451	135,837	134,653	129,539
Selling, marketing, general and administrative	83,356	79,706	82,276	87,846	106,381	104,767	104,183	100,351
Special charges	—	—	11,919	41,737	3,088	—	—	—

Total operating expenses	193,482	187,284	203,643	249,411	242,920	240,604	238,836	229,890
Operating income from continuing operations	128,372	78,945	57,909	19,591	160,737	161,190	157,185	145,913
% of Revenue	22%	16%	12%	4%	24%	25%	24%	24%
Nonoperating (income) expenses:
Interest expense	2,726	1,368	—	—	—	—	—	—
Interest income	(1,740)	(2,558)	(3,527)	(7,796)	(9,641)	(8,205)	(10,669)	(12,526)
Other, net	160	108	(797)	(571)	(987)	664	114	173

Total nonoperating (income) expense	1,146	(1,082)	(4,324)	(8,367)	(10,628)	(7,541)	(10,555)	(12,353)

Income from continuing operations before income taxes and minority interest	127,226	80,027	62,233	27,958	171,365	168,731	167,740	158,266
% of Revenue	22%	16%	13%	6%	26%	26%	26%	26%
Provision for income taxes	21,617	14,567	10,479	3,373	27,123	39,536	37,848	36,418

Net Income from continuing operations	105,609	65,460	51,754	24,585	144,242	129,195	129,892	121,848

Net income (loss) from discontinued operations	—	—	—	364	2,086	5,611	3,194	1,888
(Loss) gain on Sale of Discontinued Operations	—	—	—	—	(2,457)	3,802	—	246,983

Net Income	105,609	65,460	51,754	24,949	143,871	138,608	133,086	370,719

% of Revenue	18%	13%	11%	5%	22%	21%	20%	60%
Earnings per share — basic
Income from continuing operations	0.36	0.22	0.18	0.08	0.50	0.44	0.45	0.41
Net income	0.36	0.22	0.18	0.09	0.49	0.48	0.46	1.24
Earnings per share — diluted
Income from continuing operations	0.36	0.22	0.18	0.08	0.49	0.44	0.44	0.40
Net income	0.36	0.22	0.18	0.09	0.49	0.47	0.45	1.22
Shares used to compute earnings per share (in thousands):
Basic	291,739	291,387	291,227	291,187	290,847	290,376	290,389	299,141
Diluted	294,016	293,084	292,446	291,248	293,820	295,001	295,360	304,260
Dividends declared per share	0.20	0.20	0.20	0.20	0.20	0.20	0.18	0.18

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Analog’s disclosure controls and procedures as of October 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 31, 2009, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2009. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment, our management concluded that, as of October 31, 2009, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears below.

(c) Attestation Report of the Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Analog Devices, Inc.

We have audited Analog Devices, Inc.’s internal control over financial reporting as of October 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Analog Devices, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Analog Devices, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Analog Devices, Inc. as of October 31, 2009 and November 1, 2008, and the related consolidated statements of income, shareholders’ equity, comprehensive income, and cash flows for each of the three years in the period ended October 31, 2009 of Analog Devices, Inc. and our report dated November 24, 2009 expressed an unqualified opinion thereon.

Boston, Massachusetts
November 24, 2009

(d) Changes in Internal Controls over Financial Reporting.  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended October 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item relating to our directors and nominees is contained in our 2010 proxy statement under the caption “Proposal 1 — Election of Directors” and is incorporated herein by reference. Information required by this item relating to our executive officers is contained under the caption “EXECUTIVE OFFICERS OF THE COMPANY” in Part I of this Annual Report on Form 10-K and is incorporated herein by reference. Information required by this item relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is contained in our 2010 proxy statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

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

During the fourth quarter of fiscal 2009, we made no material change to the procedures by which shareholders may recommend nominees to our Board of Directors, as described in our 2009 proxy statement.

Information required by this item relating to the audit committee of our Board of Directors is contained in our 2010 proxy statement under the caption “Corporate Governance — Board of Directors Meetings and Committees — Audit Committee” and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item is contained in our 2010 proxy statement under the captions “Corporate Governance — Director Compensation” and “Information About Executive Compensation” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item relating to security ownership of certain beneficial owners and management is contained in our 2010 proxy statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference. Information required by this item relating to securities authorized for issuance under equity compensation plans is contained in our 2010 proxy statement under the caption “Information About Executive Compensation — Securities Authorized for Issuance Under Equity Compensation Plans” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item relating to transactions with related persons is contained in our 2010 proxy statement under the caption “Corporate Governance — Certain Relationships and Related Transactions” and is incorporated herein by reference. Information required by this item relating to director independence is contained in our 2010 proxy statement under the caption “Corporate Governance — Determination of Independence” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is contained in our 2010 proxy statement under the caption “Corporate Governance — Independent Registered Public Accounting Firm Fees and Other Matters” and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements

The following consolidated financial statements are included in Item 8 of this Annual Report on Form 10-K:

—	Consolidated Statements of Income for the years ended October 31, 2009, November 1, 2008 and November 3, 2007

—	Consolidated Balance Sheets as of October 31, 2009 and November 1, 2008

—	Consolidated Statements of Shareholders’ Equity for the years ended October 31, 2009, November 1, 2008 and November 3, 2007

—	Consolidated Statements of Comprehensive Income for the years ended October 31, 2009, November 1, 2008 and November 3, 2007

—	Consolidated Statements of Cash Flows for the years ended October 31, 2009, November 1, 2008 and November 3, 2007

(b)	Exhibits

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

ANALOG DEVICES, INC.
ANNUAL REPORT ON FORM 10-K
YEAR ENDED OCTOBER 31, 2009
ITEM 15(c)
FINANCIAL STATEMENT SCHEDULE

ANALOG DEVICES, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Years ended October 31, 2009, November 1, 2008 and November 3, 2007
(Thousands)

	Balance at	Additions		Balance at
	Beginning of	Charged to		End of
Description	Period	Income Statement	Deductions	Period

Accounts Receivable Reserves and Allowances:
Year ended November 3, 2007	$2,533	$4,753	$3,675	$3,611

Year ended November 1, 2008	$3,611	$8,427	$6,537	$5,501

Year ended October 31, 2009	$5,501	$3,628	$7,448	$1,681

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANALOG DEVICES, INC.

By:	/s/ JERALD G. FISHMAN
Jerald G. Fishman
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 24, 2009

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ray Stata Ray Stata	Chairman of the Board	November 24, 2009

/s/ Jerald G. Fishman Jerald G. Fishman	President, Chief Executive Officer and Director (Principal Executive Officer)	November 24, 2009

/s/ David A. Zinsner David A. Zinsner	Vice President-Finance and Chief Financial Officer (Principal Financial Officer)	November 24, 2009

/s/ Seamus Brennan Seamus Brennan	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	November 24, 2009

/s/ James A. Champy James A. Champy	Director	November 24, 2009

/s/ John L. Doyle John L. Doyle	Director	November 24, 2009

/s/ John C. Hodgson John C. Hodgson	Director	November 24, 2009

/s/ Yves-Andre Istel Yves-Andre Istel	Director	November 24, 2009

/s/ Neil Novich Neil Novich	Director	November 24, 2009

Name	Title	Date

/s/ F. Grant Saviers F. Grant Saviers	Director	November 24, 2009

/s/ Paul J. Severino Paul J. Severino	Director	November 24, 2009

/s/ Kenton J. Sicchitano Kenton J. Sicchitano	Director	November 24, 2009

Exhibit Index

Exhibit No.		Description

1.1		Underwriting Agreement, dated June 25, 2009, between Analog Devices, Inc. and Credit Suisse Securities (USA) LLC, as representative of the several underwriters named therein, filed as exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 1-7819), filed with the Commission on June 30, 2009 and incorporated herein by reference.
2.1		Purchase and Sale Agreement, dated as of September 9, 2007, among Analog Devices, Inc., various subsidiaries, and MediaTek Inc., filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 3, 2007 (File No. 1-7819) as filed with the Commission on November 30, 2007 and incorporated herein by reference.
2.2		Amendment No. 1 to Purchase and Sale Agreement, dated January 11, 2008, among Analog Devices, Inc., various subsidiaries, and MediaTek Inc. filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-7819), as filed with the Commission on January 16, 2008 and incorporated herein by reference.
2.3		License Agreement, dated as of January 11, 2008, among Analog Devices, Inc., Analog Devices B.V., MediaTek Inc. and MediaTek Singapore Pte. Ltd., filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-7819), as filed with the Commission on January 16, 2008 and incorporated herein by reference.
3.1		Restated Articles of Organization of Analog Devices, Inc., as amended, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 2008 (File No. 1-7819) as filed with the Commission on May 20, 2008 and incorporated herein by reference.
3.2		Amendment to Restated Articles of Organization of Analog Devices, Inc., filed as exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 8, 2008 (File No. 1-7819) and incorporated herein by reference.
3.3		Amended and Restated By-Laws of Analog Devices, Inc., filed as exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 3, 2008 (File No. 1-7819) and incorporated herein by reference.
4.1		Indenture, by and between Analog Devices, Inc. and The Bank of New York Mellon Trust Company, N.A. (as Trustee) dated as of June 30, 2009, filed as exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 1, 2009 (File No. 1-7819) and incorporated herein by reference.
4.2		Supplemental Indenture, dated June 30, 2009, between Analog Devices, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, filed as exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-7819), filed with the Commission on June 30, 2009 and incorporated herein by reference.
4.3		Form of 5.00% Global Note due July 1, 2014, filed as exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 1-7819), filed with the Commission on June 30, 2009 and incorporated herein by reference
*10	.1	Analog Devices, Inc. Amended and Restated Deferred Compensation Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for fiscal quarter ended January 28, 2006 (File No. 1-7819) as filed with the Commission on February 15, 2006 and incorporated herein by reference.
*10	.2	Amendment No. 1 to Analog Devices, Inc. Amended and Restated Deferred Compensation Plan, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 3, 2007 (File No. 1-7819) as filed with the Commission on November 30, 2007 and incorporated herein by reference.
*10	.3	Analog Devices, Inc. Amended and Restated Deferred Compensation Plan, incorporated herein by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on December 8, 2008 (File No. 1-7819) and incorporated herein by reference.
*10	.4	Trust Agreement for Deferred Compensation Plan dated as of October 1, 2003 between Analog Devices, Inc. and Fidelity Management Trust Company, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 1, 2003 (File No. 1-7819) as filed with the Commission on December 23, 2003 and incorporated herein by reference.

Exhibit No.		Description

*10	.5	First Amendment to Trust Agreement for Deferred Compensation Plan between Analog Devices, Inc. and Fidelity Management Trust Company dated as of January 1, 2005, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended October 28, 2006 (File No. 1-7819) as filed with the Commission on November 20, 2006 and incorporated herein by reference.
*10	.6	Second Amendment to Trust Agreement for Deferred Compensation Plan between Analog Devices, Inc. and Fidelity Management Trust Company dated as of December 10, 2007, filed as exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 1, 2008 (File No. 1-7819) as filed with the Commission on November 25, 2008 and incorporated herein by reference.
*10	.7	Restated 1988 Stock Option Plan of Analog Devices, Inc., filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 1997 (File No. 1-7819) as filed with the Commission on June 17, 1997 and incorporated herein by reference.
*10	.8	Restated 1994 Director Option Plan of Analog Devices, Inc., as amended, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 (File No. 1-7819) as filed with the Commission on January 29, 2003 and incorporated herein by reference.
*10	.9	1998 Stock Option Plan of Analog Devices Inc., as amended, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 (File No. 1-7819) as filed with the Commission on January 29, 2003 and incorporated herein by reference.
10.10		Analog Devices, Inc. 2001 Broad-Based Stock Option Plan, as amended, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 (File No. 1-7819) as filed with the Commission on January 29, 2003 and incorporated herein by reference.
*10	.11	2006 Stock Incentive Plan of Analog Devices, Inc., filed as Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed with the Commission on February 8, 2006 (File No. 1-7819) and incorporated herein by reference.
*10	.12	Amendment No. 1 to 2006 Stock Incentive Plan of Analog Devices, Inc., filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended October 28, 2006 (File No. 1-7819) as filed with the Commission on November 20, 2006 and incorporated herein by reference.
*10	.13	Second Amendment to 2006 Stock Incentive Plan of Analog Devices, Inc., filed as exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2009 (File No. 1-7819) as filed with the Commission on August 18, 2009 and incorporated herein by reference.
*†10	.14	Third Amendment to 2006 Stock Incentive Plan of Analog Devices, Inc.
*10	.15	Form of Confirming Memorandum for Grants of Non-Qualified Stock Options to Employees for usage under the Company’s 2006 Stock Incentive Plan, filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-7819), as filed with the Commission on December 22, 2006 and incorporated herein by reference.
*10	.16	Form of Confirming Memorandum for Grants of Non-Qualified Stock Options to Directors for usage under the Company’s 2006 Stock Incentive Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 4, 2007 (File No. 1-7819) as filed with the Commission on August 21, 2007 and incorporated herein by reference.
*10	.17	Form of Restricted Stock Agreement for usage under the Company’s 2006 Stock Incentive Plan, filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-7819), as filed with the Commission on September 25, 2006 and incorporated herein by reference.
*10	.18	Form of Restricted Stock Unit Confirming Memorandum for usage under the Company’s 2006 Stock Incentive Plan, filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-7819), as filed with the Commission on September 25, 2006 and incorporated herein by reference.
*10	.19	Analog Devices BV (Ireland) Employee Stock Option Program, as amended, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 (File No. 1-7819) as filed with the Commission on January 29, 2003 and incorporated herein by reference.
10.20		BCO Technologies Plc Unapproved Share Option Scheme, filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-50092) as filed with the Commission on November 16, 2000 and incorporated herein by reference.

Exhibit No.		Description

10.21		BCO Technologies Plc Approved Share Option Scheme, filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-50092) as filed with the Commission on November 16, 2000 and incorporated herein by reference.
10.22		ChipLogic, Inc. Amended and Restated 1998 Stock Plan, filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-53314) as filed with the Commission on January 5, 2001 and incorporated herein by reference.
10.23		Staccato Systems, Inc. 1998 Stock Plan, filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-53828) as filed with the Commission on January 17, 2001 and incorporated herein by reference.
10.24		Various individual stock restriction and similar agreements between the registrant and employees thereof relating to ChipLogic, Inc., filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-57444) as filed with the Commission on March 22, 2001, as amended by Amendment No. 1 filed as an exhibit to the Company’s Post-Effective Amendment to Registration Statement on Form S-8 (File No. 333-57444) as filed with the Commission on March 23, 2001 and incorporated herein by reference.
*10	.25	Employment Agreement dated November 14, 2005 between Jerald G. Fishman and Analog Devices, Inc., filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-7819) as filed with the Commission on November 15, 2005 and incorporated herein by reference.
*10	.26	Amendment dated as of October 22, 2007 to the Employment Agreement dated as of November 14, 2005 between Jerald G. Fishman and Analog Devices, Inc., filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-7819) as filed with the Commission on October 26, 2007 and incorporated herein by reference.
*10	.27	Executive Retention Agreement dated October 22, 2007 between Jerald G. Fishman and Analog Devices, Inc., filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-7819) as filed with the Commission on October 26, 2007 and incorporated herein by reference.
*10	.28	Letter Agreement between Analog Devices Inc. and Jerald G. Fishman dated June 21, 2000 relating to acceleration of stock options upon the occurrence of certain events, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000 (File No. 1-7819) as filed with the Commission on January 26, 2001 and incorporated herein by reference.
*10	.29	Amendment dated as of October 22, 2007 to the Employee Retention Agreement dated as of January 16, 1989 between Jerald G. Fishman and Analog Devices, Inc., filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-7819) as filed with the Commission on October 26, 2007 and incorporated herein by reference.
†*10	.30	Description of 2009 Executive Bonus Plan.
*10	.31	Form of Employee Retention Agreement, as amended and restated, filed as exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 1, 2008 (File No. 1-7819) as filed with the Commission on November 25, 2008 and incorporated herein by reference.
10.32		Form of Amendment to Employee Retention Agreement, incorporated herein by reference to exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2008 (File No. 1-7819).
*10	.33	Employee Change in Control Severance Policy of Analog Devices, Inc., as amended, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended October 30, 1999 (File No. 1-7819) as filed with the Commission on January 28, 2000 and incorporated herein by reference.
*10	.34	Senior Management Change in Control Severance Policy of Analog Devices, Inc., as amended, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended October 30, 1999 (File No. 1-7819) as filed with the Commission on January 28, 2000 and incorporated herein by reference.
*10	.35	Offer Letter for David A. Zinsner, dated November 18, 2008, filed as exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009 (File No. 1-7819) as filed with the Commission on February 18, 2009 and incorporated herein by reference.

Exhibit No.		Description

*10	.36	Form of Indemnification Agreement for Directors and Officers, filed as exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 1, 2008 (File No. 1-7819) as filed with the Commission on November 25, 2008 and incorporated herein by reference.
10.37		Amended and Restated Lease Agreement dated May 1, 1992 between Analog Devices, Inc. and the trustees of Everett Street Trust relating to the premises at 3 Technology Way, Norwood, Massachusetts, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 1, 1997 (File No. 1-7819) as filed with the Commission on January 28, 1998 and incorporated herein by reference.
10.38		Guaranty dated as of May 1, 1994 between Analog Devices, Inc. and Metropolitan Life Insurance Company relating to the premises at 3 Technology Way, Norwood, Massachusetts, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended October 30, 1999 (File No. 1-7819) as filed with the Commission on January 28, 2000 and incorporated herein by reference.
10.39		Letter Agreement dated as of May 18, 1994 between Analog Devices, Inc. and Metropolitan Life Insurance Company relating to the premises at 3 Technology Way, Norwood, Massachusetts, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended October 30, 1999 (File No. 1-7819) as filed with the Commission on January 28, 2000 and incorporated herein by reference.
10.40		Reimbursement Agreement dated May 18, 1992 between Analog Devices, Inc. and the trustees of Everett Street Trust, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 1, 1997 (File No. 1-7819) as filed with the Commission on January 28, 1998 and incorporated herein by reference.
10.41		Lease Agreement dated February 8, 1996 between Analog Devices, Inc. and Massachusetts Institute of Technology, relating to premises located at 21 Osborn Street, Cambridge, Massachusetts, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 3, 2001 (File No. 1-7819) as filed with the Commission on January 28, 2002 and incorporated herein by reference.
10.42		First Amendment dated December 13, 1996 to Lease Agreement dated February 8, 1996 between Analog Devices, Inc. and Massachusetts Institute of Technology, relating to premises located at 21 Osborn Street, Cambridge, Massachusetts, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended October 28, 2006 (File No. 1-7819) as filed with the Commission on November 20, 2006 and incorporated herein by reference.
10.43		Second Amendment dated December 20, 1996 to Lease Agreement dated February 8, 1996 between Analog Devices, Inc. and Massachusetts Institute of Technology, relating to premises located at 21 Osborn Street, Cambridge, Massachusetts, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended October 28, 2006 (File No. 1-7819) as filed with the Commission on November 20, 2006 and incorporated herein by reference.
10.44		Third Amendment dated May 27, 1997 to Lease Agreement dated February 8, 1996 between Analog Devices, Inc. and Massachusetts Institute of Technology, relating to premises located at 21 Osborn Street, Cambridge, Massachusetts, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended October 28, 2006 (File No. 1-7819) as filed with the Commission on November 20, 2006 and incorporated herein by reference.
10.45		Lease Agreement dated November 14, 1997, as amended, between Analog Devices, Inc. and Liberty Property Limited Partnership, relating to premises located at 7736 McCloud Road, Greensboro, North Carolina, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended October 28, 2006 (File No. 1-7819) as filed with the Commission on November 20, 2006 and incorporated herein by reference.
10.46		Fifth Amendment dated September 14, 2007 to Lease Agreement dated November 14, 1997, as amended, between Analog Devices, Inc. and Crown-Greensboro I, LLC (as successor to Liberty Property Limited Partnership), relating to premises located at 7736 McCloud Road, Greensboro, North Carolina, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 3, 2007 (File No. 1-7819) as filed with the Commission on November 30, 2007 and incorporated herein by reference.
†12	.1	Computation of Consolidated Ratios of Earnings to Fixed Charges.
†21		Subsidiaries of the Company.
†23		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

Exhibit No.		Description

†31	.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
†31	.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
†32	.1	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).
†32	.2	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer).
101	. INS	XBRL Instance Document.
101	. SCH	XBRL Schema Document.
101	. CAL	XBRL Calculation Linkbase Document.
101	. LAB	XBRL Labels Linkbase Document.
101	. PRE	XBRL Presentation Linkbase Document.
101	. DEF	XBRL Definition Linkbase Document

†	Filed herewith.

*	Management contracts and compensatory plan or arrangements required to be filed as an Exhibit pursuant to Item 15(b) of Form 10-K.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income for the years ended October 31, 2009, November 1, 2008, and November 3, 2007, (ii) Consolidated Balance Sheets at October 31, 2009 and November 1, 2008, (iii) Consolidated Statements of Shareholders’ Equity for the years ended October 31, 2009, November 1, 2008, and November 3, 2007, (iv) Consolidated Statements of Comprehensive Income for the years ended October 31, 2009, November 1, 2008, and November 3, 2007, (v) Consolidated Statements of Cash Flows for the years ended October 31, 2009, November 1, 2008, and November 3, 2007 and (vi) Notes to Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.