Form 10-Q
period 2010-01-30
ANALOG DEVICES INC
filed 2010-02-17
CIK 6281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☑
     As of January 30, 2010 there were 297,690,739 shares of Common Stock, $0.16 2/3 par value per share, outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
PART II - OTHER INFORMATION
ITEM 4. Controls and Procedures
ITEM 1A. RISK FACTORS
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
ITEM 6. Exhibits
SIGNATURES
Exhibit Index
EX-10.1 Fourth Amendment to 2006 Stock Incentive Plan of Analog Devices, Inc.
EX-10.2 Fifth Amendment to 2006 Stock Incentive Plan of Analog Devices, Inc.
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

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(thousands, except per share amounts)

	Three Months Ended
	January 30, 2010	January 31, 2009
Revenue	$602,983	$476,569
Cost of sales (1)	234,507	207,567

Gross margin	368,476	269,002
Operating expenses:
Research and development (1)	114,398	119,828
Selling, marketing, general and administrative (1)	88,481	87,846
Special charge	16,483	41,737

	219,362	249,411

Operating income	149,114	19,591
Nonoperating (income) expense:
Interest expense	2,538	—
Interest income	(2,180)	(7,796)
Other, net	489	(571)

	847	(8,367)

Income from continuing operations before income taxes	148,267	27,958

Provision for income taxes	28,667	3,373

Income from continuing operations, net of tax	119,600	24,585

Discontinued operations, net of tax:
Income from discontinued operations	—	364
Gain on sale of discontinued operations	859	—

Total income from discontinued operations, net of tax	859	364

Net income	$120,459	$24,949

Shares used to compute earnings per share — basic	295,611	291,187

Shares used to compute earnings per share — diluted	304,871	291,248

Basic earnings per share from continuing operations	$0.40	$0.08

Basic earnings per share	$0.41	$0.09

Diluted earnings per share from continuing operations	$0.39	$0.08

Diluted earnings per share	$0.40	$0.09

Dividends declared and paid per share	$0.20	$0.20

(1) Includes stock-based compensation expense as follows:
Cost of sales	$1,671	$1,580
Research and development	$5,359	$5,321
Selling, marketing, general and administrative	$4,805	$4,510
     See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands)

	January 30, 2010	October 31, 2009
Assets

Cash and cash equivalents	$914,268	$639,729
Short-term investments	1,264,696	1,176,244
Accounts receivable, net	313,288	301,036
Inventory (1):
Raw materials	12,412	13,373
Work in process	167,803	173,696
Finished goods	63,060	66,092

	243,275	253,161
Deferred tax assets	74,036	78,740
Deferred compensation plan investments	1,441	1,363
Prepaid expenses and other current assets	29,951	40,363

Total current assets	2,840,955	2,490,636

Property, plant and equipment, at cost:
Land and buildings	395,051	395,151
Machinery and equipment	1,522,997	1,511,822
Office equipment	56,076	56,294
Leasehold improvements	66,824	66,847

	2,040,948	2,030,114
Less accumulated depreciation and amortization	1,576,492	1,553,598

Net property, plant and equipment	464,456	476,516

Deferred compensation plan investments	7,205	6,580
Other investments	1,459	1,485
Goodwill	253,510	250,881
Intangible assets, net	4,465	6,855
Deferred tax assets	76,639	73,646
Other assets	49,481	35,658
Non-current assets of discontinued operations	—	62,037

Total other assets	392,759	437,142

	$3,698,170	$3,404,294

(1)	Includes $2,537 and $2,718 related to stock-based compensation at January 30, 2010 and October 31, 2009, respectively.
See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands, except share amounts)

	January 30, 2010	October 31, 2009
Liabilities and Shareholders’ Equity

Accounts payable	$113,746	$107,334
Deferred income on shipments to distributors, net	177,029	149,278
Income taxes payable	21,293	6,445
Deferred compensation plan liability	1,441	1,363
Accrued liabilities	137,922	122,193

Total current liabilities	451,431	386,613

Long-term debt	381,425	379,626
Deferred income taxes	45,912	36,232
Deferred compensation plan liability	7,201	6,577
Other non-current liabilities	48,048	66,097

Total non-current liabilities	482,586	488,532

Commitments and contingencies

Shareholders’ Equity

Preferred stock, $1.00 par value, 471,934 shares authorized, none outstanding	—	—
Common stock, $0.16 2/3 par value, 1,200,000,000 shares authorized, 297,690,739 shares issued and outstanding (291,861,767 on October 31, 2009)	49,616	48,645
Capital in excess of par value	233,303	56,306
Retained earnings	2,496,035	2,434,446
Accumulated other comprehensive loss	(14,801)	(10,248)

Total shareholders’ equity	2,764,153	2,529,149

	$3,698,170	$3,404,294

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(thousands)

	Three Months Ended
	January 30, 2010	January 31, 2009
Cash flows from operating activities:
Net income	$120,459	$24,949
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	29,281	38,755
Amortization of intangibles	1,801	1,957
Stock-based compensation expense	11,835	11,411
Gain on sale of business	(859)	—
Excess tax benefit-stock options	(53)	—
Deferred income taxes	5,597	(15,925)
Non-cash portion of special charge	487	13,693
Other non-cash activity	178	207
Changes in operating assets and liabilities	45,047	(15,137)

Total adjustments	93,314	34,961

Net cash provided by operating activities	213,773	59,910

Cash flows from investing activities:
Purchases of short-term available-for-sale investments	(714,332)	(263,906)
Maturities of short-term available-for-sale investments	625,921	464,197
Proceeds from sale of business	63,036	—
Additions to property, plant and equipment	(17,179)	(22,235)
Increase in other assets	(407)	(2,063)

Net cash (used) provided by investing activities	(42,961)	175,993

Cash flows from financing activities:
Dividend payments to shareholders	(58,870)	(58,238)
Repurchase of common stock	—	(489)
Net proceeds from employee stock plans	163,487	768
Excess tax benefit-stock options	53	—

Net cash provided (used) for financing activities	104,670	(57,959)

Effect of exchange rate changes on cash	(943)	(1,830)

Net increase in cash and cash equivalents	274,539	176,114
Cash and cash equivalents at beginning of period	639,729	593,599

Cash and cash equivalents at end of period	$914,268	$769,713

See accompanying notes.

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 30, 2010
(all tabular amounts in thousands except per share amounts and percentages)
Note 1 — Basis of Presentation
In the opinion of management, the information furnished in the accompanying condensed consolidated financial statements reflects all normal recurring adjustments that are necessary to fairly state the results for these interim periods and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2009 and related notes. The results of operations for the interim period shown in this report are not necessarily indicative of the results that may be expected for the fiscal year ending October 30, 2010 or any future period.
The Company sold its baseband chipset business and related support operations (Baseband Chipset Business) to MediaTek Inc. and sold its CPU voltage regulation and PC thermal monitoring business to certain subsidiaries of ON Semiconductor Corporation during the first quarter of fiscal 2008. The Company has reflected the financial results of these businesses as discontinued operations in the consolidated statements of income for all periods presented. The assets and liabilities of these businesses are reflected as assets and liabilities of discontinued operations in the consolidated balance sheet as of October 31, 2009.
The Company has a 52-53 week fiscal year that ends on the Saturday closest to the last day in October. Fiscal 2010 and fiscal 2009 are 52-week fiscal years. Certain amounts reported in previous years have been reclassified to conform to the fiscal 2010 presentation. Such reclassified amounts were immaterial.
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
     As of January 30, 2010 and October 31, 2009, the Company had gross deferred revenue of $253.3 million and $230.8 million, respectively, and gross deferred cost of sales of $76.3 million and $81.5 million, respectively. Deferred income on shipments to distributors as of January 30, 2010 was higher than the amount as of October 31, 2009 by $28 million, primarily as a result of the Company’s shipments to its distributors in the first quarter of fiscal 2010 exceeding the distributors’ sales to their customers during this same time period.
     Shipping costs are charged to cost of sales as incurred.
The Company generally offers a 12-month warranty for its products. The Company’s warranty policy provides for replacement of the defective product. Specific accruals are recorded for known product warranty issues. Product warranty expenses during either of the three-month periods ended January 30, 2010 and January 31, 2009 were not material.
Note 3 — Stock-Based Compensation
Grant-Date Fair Value — The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. Information pertaining to the Company’s stock option awards and the related estimated weighted-average assumptions to calculate the fair value of stock options granted during the three-month periods ended January 30, 2010 and January 31, 2009 are as follows:

	Three Months Ended
Stock Options	January 30, 2010	January 31, 2009

Options granted (in thousands)	1,812	5,420
Weighted-average exercise price per share	$31.55	$19.56
Weighted-average grant-date fair value per share	$7.80	$7.47
Assumptions:
Weighted-average expected volatility	31.43%	59.5%
Weighted-average expected term (in years)	5.3	5.3
Risk-free interest rate	2.6%	1.7%
Expected dividend yield	2.5%	4.1%
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
          Stock-Based Compensation Expense
The amount of stock-based compensation expense recognized during a period is based on the value of the awards that are ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock-based award. Based on an analysis of its historical forfeitures, the Company has applied an annual forfeiture rate of 4.3% to all unvested stock-based awards as of January 30, 2010. The rate of 4.3% represents the portion that is expected to be forfeited each year over the vesting period. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those awards that vest.
          Stock-Based Compensation Activity
A summary of the activity under the Company’s stock option plans as of January 30, 2010 and changes during the three-month period then ended is presented below:

			Weighted-
			Average
	Options	Weighted-	Remaining	Aggregate
	Outstanding	Average Exercise	Contractual	Intrinsic
Activity during the Three Months Ended January 30, 2010	(in thousands)	Price Per Share	Term in Years	Value

Options outstanding at October 31, 2009	52,463	$29.71
Options granted	1,812	$31.55
Options exercised	(6,609)	$28.38
Options forfeited	(359)	$27.91
Options expired	(413)	$38.68

Options outstanding at January 30, 2010	46,894	$29.91	5.2	$79,510

Options exercisable at January 30, 2010	21,026	$33.03	4.1	$46,690

Options vested or expected to vest at January 30, 2010 (1)	45,003	$30.03	5.1	$76,261

(1)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.
     During the three months ended January 30, 2010 and January 31, 2009, the total intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) was $13.2 million and $0.1 million, respectively, and the total amount of proceeds received from exercise of these options was $187.6 million and $1 million, respectively. Proceeds from stock option exercises pursuant to employee stock plans in the Company’s statement of cash flows during the three months ended January 30, 2010 and January 31, 2009 of $163.5 million and $0.8 million, respectively, is net of the value of shares surrendered by employees in certain limited circumstances to satisfy the exercise price of options, and to satisfy employee tax obligations upon vesting of restricted stock or restricted stock units and in connection with the exercise of stock options granted to the Company’s employees under the Company’s equity compensation plans. The withholding amount is based on the Company’s minimum statutory withholding requirement. The total grant-date fair value of stock options that vested during the three months ended January 30, 2010 and January 31, 2009 was approximately $31.4 million and $70.5 million, respectively.
     A summary of the Company’s restricted stock and restricted stock unit award activity as of January 30, 2010 and changes during the quarter then ended is presented below:

	Restricted	Weighted-
	Shares and/ or	Average Grant
	Units	Date Fair Value
Activity during the Three Months Ended January 30, 2010	Outstanding	Per Share

Non-vested shares outstanding at October 31, 2009	135	$22.19
Awards and/or units granted	1,128	$28.93
Restrictions lapsed	(4)	$31.27
Forfeited	(3)	$29.88

Non-vested shares outstanding at January 30, 2010	1,256	$28.20

     As of January 30, 2010, there was $136 million (before tax consideration) of total unrecognized compensation cost related to unvested share-based awards, including stock options, restricted stock and restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.7 years.
Note 4 — Comprehensive Income
Components of comprehensive income include net income and certain transactions that have generally been reported in the consolidated statement of shareholders’ equity and consist of the following:

	Three Months Ended
	January 30, 2010	January 31, 2009
Income from continuing operations, net of tax	$119,600	$24,585

Foreign currency translation adjustments	2,132	(1,372)

Change in unrealized holding gains (losses) (net of taxes of $5 and $296, respectively) on securities classified as short-term investments	36	(2,082)

Change in unrealized holding losses (net of taxes of $9 and $88, respectively) on securities classified as other investments	(17)	(163)

Change in unrealized (losses) gains (net of taxes of $459 and $1,042, respectively) on derivative instruments designated as cash flow hedges	(7,005)	8,221

Pension plans
Prior service cost	(1)	1
Transition asset (obligation)	2	(4)
Net actuarial gain (loss)	300	(676)

Other comprehensive (loss) income	(4,553)	3,925

Comprehensive income from continuing operations	115,047	28,510

Income from discontinued operations, net of tax	859	364

Comprehensive income	$115,906	$28,874

The components of accumulated other comprehensive income at January 30, 2010 and October 31, 2009 consisted of the following:

	January 30, 2010	October 31, 2009
Foreign currency translation adjustment	$(5,344)	$(7,476)
Unrealized gain on available-for-sale securities	880	948
Unrealized losses on available-for-sale securities	(505)	(592)
Unrealized (losses) gains on derivative instruments	(1,396)	5,609
Pension plans
Prior service cost	(1)	—
Transition obligation	(47)	(49)
Net actuarial loss	(8,388)	(8,688)

Total accumulated other comprehensive loss	$(14,801)	$(10,248)

The aggregate fair value of investments with unrealized losses as of January 30, 2010 and October 31, 2009 was $479.8 million and $535.3 million, respectively. These unrealized losses are all related to commercial paper that earns lower interest rates than current market rates. None of these investments have been in a loss position for more than twelve months.

Note 5 — Earnings Per Share
     Basic earnings per share is computed based only on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential future issuances of common stock relating to stock option programs and other potentially dilutive securities using the treasury stock method. In calculating diluted earnings per share, the dilutive effect of stock options is computed using the average market price for the respective period. In addition, the assumed proceeds under the treasury stock method include the average unrecognized compensation expense of stock options, restricted stock, and RSU’s that are in-the-money. This results in the “assumed” buyback of additional shares, thereby reducing the dilutive impact of stock options. Potential shares related to certain of the Company’s outstanding stock options were excluded because they were anti-dilutive. Those potential shares, determined based on the weighted average exercise prices during the respective years, related to the Company’s outstanding stock options could be dilutive in the future.

	Three Months Ended
	January 30, 2010	January 31, 2009
Income from continuing operations, net of tax	$119,600	$24,585
Total income from discontinued operations, net of tax	859	364

Net income	$120,459	$24,949

Basic shares:
Weighted-average shares outstanding	295,611	291,187

Earnings per share-basic:
Income from continuing operations, net of tax	$0.40	$0.08
Total income from discontinued operations, net of tax	0.00	0.00

Net income (1)	$0.41	$0.09

Diluted shares:
Weighted-average shares outstanding	295,611	291,187
Assumed exercise of common stock equivalents	9,260	61

Weighted-average common and common equivalent shares	304,871	291,248

Earnings per share-diluted:
Income from continuing operations, net of tax	$0.39	$0.08
Total income from discontinued operations, net of tax	0.00	0.00

Net income (1)	$0.40	$0.09

Anti-dilutive common stock equivalents related to outstanding stock options	19,159	70,657

(1)	The sum of the individual per share amounts may not equal the total due to rounding.

Note 6 — Special Charges
A summary of the Company’s special charges is as follows:

		Consolidation		Closure of
	Closure of Wafer	of a Wafer	Reduction	Wafer
	Fabrication	Fabrication	of	Fabrication
	Facility	Facility in	Operating	Facility	Total Special
Income Statement	in Sunnyvale	Limerick	Costs	in Cambridge	Charges
Fiscal 2005 Charges:
Workforce reductions	$20,315	$—	$—	$—	$20,315

Total Fiscal 2005 Charges	$20,315	$—	$—	$—	$20,315

Fiscal 2006 Charges:
Facility closure costs	—	—	—	—	—
Abandonment of equipment	—	—	—	—	—
Other items	—	—	—	—	—
Change in estimate	(2,029)	—	—	—	(2,029)
Workforce reductions	—	—	—	—	—

Total Fiscal 2006 Charges	$(2,029)	$—	$—	$—	$(2,029)

Fiscal 2007 Charges:
Facility closure costs	10,288	—	—	—	10,288
Workforce reductions	—	13,748	—	—	13,748
Other items	—	—	—	—	—
Change in estimate	—	—	—	—	—

Total Fiscal 2007 Charges	$10,288	$13,748	$—	$—	$24,036

Fiscal 2008 Charges:
Workforce reductions	—	—	1,627	—	1,627
Change in estimate	—	1,461	—	—	1,461

Total Fiscal 2008 Charges	$—	$1,461	$1,627	$—	$3,088

Fiscal 2009 Charges:
Workforce reductions	—	—	26,583	7,446	34,029
Facility closure costs	—	1,191	2,411	57	3,659
Non-cash impairment charge	—	—	839	14,629	15,468
Other items	—	—	500	—	500

Total Fiscal 2009 Charges	$—	$1,191	$30,333	$22,132	$53,656

Fiscal 2010 Charges:
Workforce reductions	—	—	10,908	—	10,908
Facility closure costs	375	—	—	4,689	5,064
Non-cash impairment charge	—	—	487	—	487
Other items	—	—	24		24

Total Fiscal 2010 Charges	$375	$—	$11,419	$4,689	$16,483

		Consolidation		Closure of
		of a Wafer		Wafer
	Closure of Wafer	Fabrication	Reduction of	Fabrication
	Fabrication Facility	Facility in	Operating	Facility	Total Special
Balance Sheet	in Sunnyvale	Limerick	Costs	in Cambridge	Charges
Balance at October 31, 2009	$169	$312	$8,161	$6,690	$15,332

Fiscal 2010 special charges	375	—	11,419	4,689	16,483
Severance payments	—	(155)	(2,464)	(3,029)	(5,648)

Facility closure costs	(169)	—	(261)	(2,025)	(2,455)

Non-cash impairment charge	—	—	(487)	—	(487)
Effect of foreign currency on accrual	—	(10)	(65)	—	(75)

Balance at January 30, 2010	$375	$147	$16,303	$6,325	$23,150

 Closure of Wafer Fabrication Facility in Sunnyvale
The Company ceased production at its California wafer fabrication facility in November 2006. The Company has been paying the related lease obligation costs on a monthly basis over the remaining lease term, which expires in March 2010. A one-time settlement charge of $0.4 million was recorded in the first quarter of fiscal 2010 related to the termination of the lease. The Company does not expect to incur any additional charges related to this action.
 Consolidation of a Wafer Fabrication Facility in Limerick
In fiscal 2007, the Company recorded a special charge of $13.7 million as a result of its decision to only use eight-inch technology at its wafer fabrication facility in Limerick. Certain manufacturing processes and products produced on the Limerick facility’s six-inch production line have transitioned to the Company’s existing eight-inch production line in Limerick while others have transitioned to external foundries. The charge was for severance and fringe benefit costs recorded in accordance with the Company’s ongoing benefit plan for 150 manufacturing employees associated with this action. As of January 30, 2010, the Company still employed 1 of the 150 employees included in this action. The employee must continue to be employed by the Company until his employment is involuntarily terminated in order to receive the severance benefit. During fiscal 2008, the Company recorded an additional charge of $1.5 million related to this action, of which $1.2 million was an adjustment to the original estimate of the severance costs and $0.3 million was for clean-up and closure costs that were expensed as incurred. During fiscal 2009, the Company recorded additional charges of $1.2 million for clean-up and closure costs that were expensed as incurred. The production in the six-inch wafer fabrication facility ceased during the fourth quarter of fiscal 2009. The Company does not expect to incur any further charges related to this action.
 Reduction of Operating Costs
During the fourth quarter of fiscal 2008, in order to further reduce its operating cost structure, the Company recorded a special charge of $1.6 million for severance and fringe benefit costs recorded in accordance with its ongoing benefit plan or statutory requirements at foreign locations for 19 engineering, selling, marketing, general and administrative employees. The Company terminated the employment of all employees associated with this charge and is paying amounts owed to employees for severance as income continuance.
During fiscal 2009, the Company recorded an additional charge of $30.3 million related to this cost reduction action. Approximately $2.1 million of this charge was for lease obligation costs for facilities that the Company ceased using during the first quarter of fiscal 2009; approximately $0.9 million was for the write-off of property, plant and equipment; and approximately $0.8 million was for contract termination costs and for clean-up and closure costs that were expensed as incurred. The remaining $26.5 million related to the severance and fringe benefit costs recorded in accordance with the Company’s ongoing benefit plan or statutory requirements at foreign locations for 245 manufacturing employees and 302 engineering and SMG&A employees. As of January 30, 2010, the Company still employed 3 of the 547 employees included in this cost reduction action. These employees must continue to be employed by the Company until their employment is involuntarily terminated in order to receive the severance benefit.
During the first quarter of fiscal 2010, the Company recorded an additional charge of $11.4 million related to the further reduction of its operating cost structure. Approximately $10.9 million of this charge was for severance and fringe benefit costs recorded in accordance with the Company’s ongoing benefit plan or statutory requirements at foreign locations for 149 engineering and SMG&A employees. As of January 30, 2010, the Company still employed 86 of the 149 employees included in this cost reduction action. These employees must continue to be employed by the Company until their employment is involuntarily terminated in order to receive the severance benefit. Approximately $0.5 million of the charge relates to the Company’s decision to abandon efforts to develop a particular expertise in power management, resulting in the impairment of related intellectual property.
 Closure of a Wafer Fabrication Facility in Cambridge
     During the first quarter of fiscal 2009, the Company recorded a special charge of $22.1 million as a result of its decision to consolidate its Cambridge, Massachusetts wafer fabrication facility into its existing Wilmington, Massachusetts facility. In connection with the anticipated closure of this facility, the Company evaluated the recoverability of the facility’s manufacturing assets and concluded that there was an impairment of approximately $12.9 million based on the revised period of intended use. The remaining $9.2 million was for severance and fringe benefit costs recorded in accordance with the Company’s ongoing benefit plan for 175 manufacturing employees and 9 SMG&A employees associated with this action.
The Company finished production in the Cambridge wafer fabrication facility and began clean-up activities during the fourth quarter of fiscal 2009. During the fourth quarter of fiscal 2009, the Company reversed approximately $1.8 million of its severance accrual. The accrual reversal was required because 51 employees either voluntarily left the Company or found alternative employment within the Company. In addition, the Company recorded a special charge of approximately $1.7 million for the impairment of manufacturing assets that were originally going to be moved to the Company’s other wafer fabrication facilities but are no longer needed at those facilities and therefore have no future use. The Company also recorded a special charge of $0.1 million for clean-up costs as the Company began its cleanup of the Cambridge wafer fabrication facility at the end of the fourth quarter of fiscal 2009. As of January 30, 2010, the Company still employed 9 of the employees included in this action. These employees must continue to be employed by the Company until their employment is involuntarily terminated in order to receive the severance benefit.
During the first quarter of fiscal 2010, the Company recorded an additional charge of $4.7 million related to this cost reduction action. Approximately $3.4 million of the charge related to lease obligation costs for the Cambridge wafer fabrication facility, which the Company ceased using in the first quarter of fiscal 2010; the remaining $1.3 million of the charge related to cleanup and closure costs.
Note 7 — Segment Information
The Company operates and tracks its results in one reportable segment based on the aggregation of five operating segments. The Company designs, develops, manufactures and markets a broad range of integrated circuits. The Chief Executive Officer has been identified as the Chief Operating Decision Maker.
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

	Three Months Ended			Three Months Ended
	January 30, 2010			January 31, 2009
		% of			% of
	Revenue	Revenue	Y/Y%	Revenue	Revenue
Industrial	$259,962	43%	19%	$218,662	46%
Automotive	74,643	12%	81%	41,246	9%
Consumer	117,703	20%	53%	76,702	16%
Communications	135,519	22%	8%	125,708	26%
Computer	15,156	3%	6%	14,251	3%

Total revenue	$602,983	100%	27%	$476,569	100%

Revenue Trends by Product Type
The following table summarizes revenue by product categories. The categorization of the Company’s products into broad categories is based on the characteristics of the individual products, the specification of the products and in some cases the specific uses that certain products have within applications. The categorization of products into categories is therefore subject to judgment in some cases and can vary over time. In instances where products move between product categories, the Company reclassifies the amounts in the product categories for all prior periods. Such reclassifications typically do not materially change the sizing of, or the underlying trends of results within, each product category.

	Three Months Ended			Three Months Ended
	January 30, 2010			January 31, 2009
		% of			% of
	Revenue	Revenue*	Y/Y%	Revenue	Revenue
Converters	$317,403	53%	25%	$252,925	53%
Amplifiers / Radio frequency	148,066	25%	13%	130,716	27%
Other analog	46,279	8%	95%	23,754	5%

Subtotal analog signal processing	511,748	85%	26%	407,395	85%
Power management & reference	38,708	6%	50%	25,738	5%

Total analog products	$550,456	91%	27%	$433,133	91%

Digital signal processing	$52,527	9%	21%	$43,436	9%

Total revenue	$602,983	100%	27%	$476,569	100%

*	The sum of the individual percentages may not equal the total due to rounding.
Revenue Trends by Geographic Region
Revenue by geographic region, based upon customer location, for the three-month periods ended January 30, 2010 and January 31, 2009 was as follows:

	Three Months Ended
Region	January 30, 2010	January 31, 2009
United States	$116,963	$107,298
Rest of North and South America	29,879	19,332
Europe	142,066	127,745
Japan	110,350	72,733
China	106,522	89,712
Rest of Asia	97,203	59,749

Total revenue	$602,983	$476,569

In the three-month period ended January 30, 2010, the predominant countries comprising “Rest of North and South America” are Canada and Mexico; the predominant countries comprising “Europe” are Germany, Sweden, France and Holland; and the predominant countries comprising “Rest of Asia” are Taiwan and Korea.
In the three-month period ended January 31, 2009 the predominant countries comprising “Rest of North and South America” are Canada and Mexico; the predominant countries comprising “Europe” are Germany, Sweden, France and Italy; and the predominant countries comprising “Rest of Asia” are Taiwan and Singapore.
Note 8 — Fair Value
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
Level 3 — Level 3 inputs are unobservable inputs for the asset or liability in which there is little, if any, market activity for the asset or liability at the measurement date. As of January 30, 2010, the Company held no assets or liabilities valued using Level 3 inputs.
The table below sets forth by level the Company’s financial assets and liabilities that were accounted for at fair value as of January 30, 2010. The table does not include cash on hand and also does not include assets and liabilities that are measured at historical cost or any basis other than fair value.

		Fair Value measurement at
	Portion of	Reporting Date using:
	Carrying	Quoted Prices
	Value	in Active	Significant
	Measured at	Markets for	Other
	Fair Value	Identical	Observable
	January 30,	Assets	Inputs
	2010	(Level 1)	(Level 2)
Assets
Cash Equivalents:
Institutional money market funds	$783,419	$783,419	$—
Corporate Obligations	104,944	—	104,944
Euro time deposits	7,004	—	7,004
Short–term investments:
Corporate obligations	1,264,696	—	1,264,696
Other Assets:
Forward foreign currency exchange contracts (1)	121	—	121
Deferred compensation investments	8,646	8,646	—
Other investments	1,459	1,459	—
Interest rate swap agreements	7,829	—	7,829

Total assets measured at fair value	$2,178,118	$793,524	$1,384,594

Liabilities
Forward foreign currency exchange contracts (2)	$986	—	$986
Long-term debt	381,425	—	381,425

Total liabilities measured at fair value	$382,411	$—	$382,411

(1)	The Company has a master netting arrangement by counterparty with respect to derivative contracts. Contracts in a liability position of $1.6 million have been netted against contracts in an asset position in the Condensed Consolidated Balance Sheets.

(2)	The Company has a master netting arrangement by counterparty with respect to derivative contracts. Contracts in an asset position of $1.0 million have been netted against contracts in a liability position in the Condensed Consolidated Balance Sheets.

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
Note 9 — Derivatives
     Foreign Exchange Exposure Management — The Company enters into forward foreign currency exchange contracts to offset certain operational and balance sheet exposures from the impact of changes in foreign currency exchange rates. Such exposures result from the portion of the Company’s operations, assets and liabilities that are denominated in currencies other than the U.S. dollar, primarily the Euro; other exposures include the Philippine Peso and the British Pound. These foreign currency exchange contracts are entered into to support transactions made in the normal course of business, and accordingly, are not speculative in nature. The contracts are for periods consistent with the terms of the underlying transactions, generally one year or less. Hedges related to anticipated transactions are designated and documented at the inception of the respective hedges as cash flow hedges and are evaluated for effectiveness monthly. Derivative instruments are employed to eliminate or minimize certain foreign currency exposures that can be confidently identified and quantified. As the terms of the contract and the underlying transaction are matched at inception, forward contract effectiveness is calculated by comparing the change in fair value of the contract to the change in the forward value of the anticipated transaction, with the effective portion of the gain or loss on the derivative instrument reported as a component of accumulated other comprehensive (loss) income (OCI) in shareholders’ equity and reclassified into earnings in the same period during which the hedged transaction affects earnings. Any residual change in fair value of the instruments, or ineffectiveness, is recognized immediately in other income/expense. Additionally, the Company enters into forward foreign currency contracts that economically hedge the gains and losses generated by the remeasurement of certain recorded assets and liabilities in a non-functional currency. Changes in the fair value of these undesignated hedges are recognized in other income/expense immediately as an offset to the changes in the fair value of the asset or liability being hedged. As of January 30, 2010, the total notional amount of these undesignated hedges was $76 million. The fair value of these hedging instruments in the Company’s condensed consolidated balance sheet as of January 30, 2010 was $0.3 million.
     Interest Rate Exposure Management — On June 30, 2009, the Company entered into interest rate swap transactions related to its outstanding 5% senior unsecured notes where the Company swapped the notional amount of its $375 million of fixed rate debt at 5.0% into floating interest rate debt through July 1, 2014. Under the terms of the swaps, the Company will (i) receive on the $375 million notional amount a 5.0% annual interest payment that is paid in two installments on the 1st of every January and July, commencing January 1, 2010 through and ending on the maturity date; and (ii) pay on the $375 million notional amount an annual three-month LIBOR plus 2.05% (2.30% as of January 30, 2010) interest payment, payable in four installments on the 1st of every January, April, July and October, commencing on October 1, 2009 and ending on the maturity date. The LIBOR based rate is set quarterly three months prior to the date of the interest payment. The Company designated these swaps as fair value hedges. The fair value of the swaps at inception were zero and subsequent changes in the fair value of the interest rate swaps were reflected in the carrying value of the interest rate swaps on the balance sheet. The carrying value of the debt on the balance sheet was adjusted by an equal and offsetting amount. The gain or loss on the hedged item (that is fixed-rate borrowings) attributable to the hedged benchmark interest rate risk and the offsetting gain or loss on the related interest rate swaps as of January 30, 2010 is as follows:

			Net
	Gain/(Loss) on	Gain/(Loss)	Income
Income Statement Classification	Swaps	on Note	Effect
Other income	$7,829	$(7,829)	$—
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
The total notional amount of derivative instruments designated as hedging instruments as of January 30, 2010 is as follows: $375 million of interest rate swap agreements accounted for as fair value hedges, and $161 million of cash flow hedges denominated in Euros, British Pounds and Philippine Pesos. The fair value of these hedging instruments in the Company’s condensed consolidated balance sheet as of January 30, 2010 was as follows:

	Balance Sheet Location	Fair Value
Interest rate swap agreements	Other Assets	$7,829
Forward foreign currency exchange contracts	Prepaid expenses and other current assets	$121
	Accrued liabilities	$986
The effect of derivative instruments designated as cash flow hedges on our condensed consolidated statement of income for the three months ended January 30, 2010 was as follows:

Three Months
Ended
January 30, 2010
Loss recognized in OCI on derivative, net of tax of $1,417	$(9,402)
Gain reclassified from OCI into income, net of tax of $361	$2,397
The amounts reclassified into earnings before tax are recognized in cost of sales and operating expenses as follows: for the three-month period ended January 30, 2010, $1.4 million in cost of sales, and $1.4 million in selling, marketing, general and administrative. All derivative gains included in OCI will be reclassified into earnings within the next 12 months. There was no ineffectiveness recognized in the three months ended January 30, 2010.

Note 10 — Goodwill and Intangible Assets
Goodwill
     The Company annually evaluates goodwill for impairment as well as whenever events or changes in circumstances suggest that the carrying value of goodwill may not be recoverable. The Company tests goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the fourth quarter or more frequently if indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company generally determines the fair value of its reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. No impairment of goodwill resulted from the Company’s most recent impairment evaluation of goodwill, which occurred in the fourth quarter of fiscal 2009. No impairment of goodwill resulted in any of the fiscal years presented. The Company’s next annual impairment assessment will be made in the fourth quarter of fiscal 2010 unless indicators arise that would require the Company to reevaluate at an earlier date. The following table presents the changes in goodwill during the first three months of fiscal 2010:

Three Months
Ended
January 30,
2010
Balance at beginning of period	$250,881
Foreign currency translation adjustment	2,629

Balance at end of period	$253,510

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
Intangible assets, which will continue to be amortized, consisted of the following:

	January 30, 2010		October 31, 2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Technology-based	$40,224	$36,692	$39,924	$34,213
Tradename	1,496	1,496	1,478	1,478
Customer Relationships	5,100	4,167	5,181	4,037
Other	6,603	6,603	6,582	6,582

Total	$53,423	$48,958	$53,165	$46,310

Intangible assets are amortized on a straight-line basis over their estimated useful lives or on an accelerated method of amortization that is expected to reflect the estimated pattern of economic use. The remaining amortization expense will be recognized over a weighted-average period of approximately 1.3 years.
Amortization expense was $1.8 million and $2.0 million for the three-month periods ended January 30, 2010 and January 31, 2009, respectively.
The Company expects amortization expense for these intangible assets to be:

Fiscal	Amortization
Year	Expense
Remainder of 2010	$3,116
2011	$1,349
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
Net periodic pension cost of non-U.S. plans is presented in the following table:

	Three Months Ended
	January 30, 2010	January 31, 2009
Service cost	$1,507	$1,552
Interest cost	2,464	2,301
Expected return on plan assets	(2,849)	(2,583)
Amortization of prior service cost	—	1
Amortization of initial net asset	(7)	(10)
Amortization of net gain	(24)	(125)

Net periodic pension cost	$1,091	$1,136

Pension contributions of $23.2 million were made by the Company during the three months ended January 30, 2010. The Company presently anticipates contributing an additional $6.1 million to fund its defined benefit pension plans in fiscal year 2010 for a total of $29.3 million.
Note 12 — Revolving Credit Facility
     As of January 30, 2010, the Company had $2,179.0 million of cash and cash equivalents and short term investments, of which $628 million was held in the United States. The balance of the Company’s cash and cash equivalents and short term investments was held outside the United States in various foreign subsidiaries. As the Company intends to reinvest certain of its foreign earnings indefinitely, this cash is not available to meet certain of the Company’s cash requirements in the United States, including for cash dividends and common stock repurchases. The Company entered into a five-year, $165 million unsecured revolving credit facility with certain institutional lenders in May 2008. To date, the Company has not borrowed under this credit facility but the Company may borrow in the future and use the proceeds for support of commercial paper issuance, stock repurchases, dividend payments, acquisitions, capital expenditures, working capital and other lawful corporate purposes. Any advances under this credit agreement will accrue interest at rates that are equal to LIBOR plus a margin that is based on the Company’s leverage ratio. The terms of this facility also include financial covenants that require the Company to maintain a minimum interest coverage ratio and not exceed a maximum leverage ratio. As of January 30, 2010, the Company is compliant with these covenants. The terms of the facility also impose restrictions on the Company’s ability to undertake certain transactions, to create certain liens on assets and to incur certain subsidiary indebtedness.
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
     On June 30, 2009, the Company entered into interest rate swap transactions where the Company swapped the notional amount of its $375 million of fixed rate debt at 5.0% into floating interest rate debt through July 1, 2014. Under the terms of the swaps, the Company will (i) receive on the $375 million notional amount a 5.0% annual interest payment that is paid in two installments on the 1st of every January and July, commencing January 1, 2010 through and ending on the maturity date; and (ii) pay on the $375 million notional amount an annual three-month LIBOR plus 2.05% (2.30% as of January 30, 2010) interest payment, payable in four installments on the 1st of every January, April, July and October, commencing on October 1, 2009 and ending on the maturity date. The LIBOR based rate is set quarterly three months prior to the date of the interest payment. The Company designated these swaps as fair value hedges. The changes in the fair value of the interest rate swaps were reflected in the carrying value of the interest rate swaps in other assets on the balance sheet. The carrying value of the debt on the balance sheet was adjusted by an equal and offsetting amount.
Note 14 — Common Stock Repurchase
     The Company’s common stock repurchase program has been in place since August 2004. In the aggregate, the Board of Directors has authorized the Company to repurchase $4 billion of the Company’s common stock under the program. Under the program, the Company may repurchase outstanding shares of its common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of the Company’s Board of Directors, the repurchase program will expire when the Company has repurchased all shares authorized under the program. As of January 30, 2010, the Company had repurchased a total of approximately 114.7 million shares of its common stock for approximately $3,908.4 million under this program. An additional $91.6 million remains available for repurchase of shares under the current authorized program. The repurchased shares are held as authorized but unissued shares of common stock. Any future common stock repurchases will be dependent upon several factors including the amount of cash available to the Company in the United States, and the Company’s financial performance, outlook and liquidity. The Company also from time to time repurchases shares in settlement of employee tax withholding obligations due upon the vesting of restricted stock or restricted stock units, or in certain limited circumstances to satisfy the exercise price of options granted to the Company’s employees under the Company’s equity compensation plans.
Note 15 — Discontinued Operations
     In November 2007, the Company entered into a purchase and sale agreement with certain subsidiaries of ON Semiconductor Corporation to sell the Company’s CPU voltage regulation and PC thermal monitoring business which consisted of core voltage regulator products for the central processing unit in computing and gaming applications and temperature sensors and fan-speed controllers for managing the temperature of the central processing unit. During the first quarter of fiscal 2008, the Company completed the sale of this business for net cash proceeds of $138 million, which was net of other cash payments of approximately $1.4 million. The Company made final additional cash payments of approximately $2.2 million in the second quarter of fiscal 2008. In connection with the purchase and sale agreement, $7.5 million was placed into escrow and was excluded from the gain calculations. The Company recorded a pre-tax gain in the first quarter of fiscal 2008 of $78 million, or $43 million net of tax, which was recorded as a gain on sale of discontinued operations. During the third quarter of fiscal 2008, additional proceeds were released from escrow and an additional pre-tax gain of $6.6 million, or $3.8 million net of tax, was recorded as a gain on sale of discontinued operations. Additionally, at the time of the sale, the Company entered into a one-year manufacturing supply agreement with a subsidiary of ON Semiconductor Corporation for an additional $37 million. The Company has allocated the proceeds from this arrangement based on the fair value of the two elements of this transaction: (i) the sale of a business and (ii) the obligation to manufacture product for a one-year period. As a result, $85 million was recorded as a liability related to the manufacturing supply agreement, all of which has been utilized. The liability was included in current liabilities of discontinued operations on the Company’s consolidated balance sheet. The Company recorded the revenue associated with this manufacturing supply agreement in discontinued operations. In the first quarter of fiscal 2010, additional proceeds $1 million were released from escrow and $0.6 million net of tax, was recorded as additional gain from the sale of discontinued operations.
     In September 2007, the Company entered into a definitive agreement to sell its Baseband Chipset Business to MediaTek Inc. The decision to sell the Baseband Chipset Business was due to the Company’s decision to focus its resources in areas where its signal processing expertise can provide unique capabilities and earn superior returns. On January 11, 2008, the Company completed the sale of its Baseband Chipset Business for net cash proceeds of $269 million. The cash proceeds received were net of a refundable withholding tax of $62 million and other cash payments of approximately $9 million. The Company made additional cash payments of $7.8 million during fiscal 2008, primarily related to transaction fees and retention payments to employees that transferred to MediaTek Inc. In connection with the purchase and sale agreement, $10 million was placed into escrow and was excluded from the gain calculations. The Company recorded a pre-tax gain in fiscal 2008 of $278 million, or $202 million net of tax, which is recorded as a gain on sale of discontinued operations. The Company made additional cash payments of $1.7 million during fiscal 2009 related to retention payments for employees who transferred to MediaTek Inc and for the reimbursement of intellectual property license fees incurred by MediaTek Inc. In the first quarter of fiscal 2010, the Company received cash proceeds of $62 million as a result of the refund of the withholding tax and also recorded an additional gain on sale of $0.3 million, or $0.2 million net of tax, due to the settlement of certain items at less than the amounts accrued. The Company may receive additional proceeds of up to $10 million, currently held in escrow, upon the resolution of certain contingent items, which would be recorded as additional gain from the sale of discontinued operations.
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

	Three Months Ended
	January 30, 2010	January 31, 2009
Total revenue	$—	$10,332
Cost of sales	—	10,847
Operating expenses	—	15
Gain on sale of discontinued operations	1,316	—

Gain (loss) before income taxes	1,316	(530)
Provision for (benefit from) income taxes	457	(894)

Total income from discontinued operations, net of tax	$859	364

	January 30, 2010	October 31, 2009
Refundable foreign withholding tax	$—	$62,037

Total assets reclassified to non-current assets of discontinued operations	$—	$62,037

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
Note 17 — New Accounting Pronouncements
Fair Value Measurements and Disclosures
     In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (ASC Topic 820) — Improving Disclosures About Fair Value Measurements. The ASU requires new disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The new disclosures and clarifications of existing disclosures are effective for the Company’s first quarter of fiscal year 2010, except for the disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, which are effective for the Company’s first quarter of fiscal year 2012. Other than requiring additional disclosures, the adoption of this new guidance does not have a material impact on the Company’s consolidated results of operations and financial position.
Revenue Arrangements That Include Software Elements
     In October 2009, the FASB issued ASU No. 2009-14 — Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (formerly EITF Issue No. 09-3). This standard removes tangible products from the scope of software revenue recognition guidance and also provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are within the scope of the software revenue guidance. More specifically, if the software sold with or embedded within the tangible product is essential to the functionality of the tangible product, then this software, as well as undelivered software elements that relate to this software, are excluded from the scope of existing software revenue guidance. ASU No. 2009-14 is effective for fiscal years that begin on or after June 15, 2010, which is our fiscal year 2011. The Company is currently evaluating the impact, if any, that ASU No. 2009-14 may have on the Company financial condition and results of operations.
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
Variable Interest Entities
     In December 2009, the FASB issued ASU No. 2009-17 — Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which amends ASC 810, Consolidation. This standard requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. ASU No. 2009-17 is effective for fiscal years that begin after November 15, 2009, which is our fiscal year 2011. The Company is currently evaluating the impact, if any, that ASU No. 2009-17 may have on the Company’s financial condition and results of operations.
Transfers of Financial Assets
     In June 2009, the FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Asset, (Topic 820). This standard changes the way entities account for securitizations and other transfers of financial instruments. ASU No. 2009-16 is effective for fiscal years that begin after November 15, 2009, which is our fiscal year 2011. The Company is currently evaluating the impact, if any, that ASU No. 2009-16 may have on the Company’s financial condition and results of operations.
Business Combinations
     In December 2007, the FASB issued ASC 805-10 (formerly SFAS 141R, “Business Combinations”). ASC 805-10 requires an acquiring entity in a business combination to recognize the assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at their fair value on the acquisition date. It further requires that acquisition-related costs and restructuring costs be recognized separately from the acquisition. In April 2009, the FASB updated ASC 805-10 to amend the provisions for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. This update also eliminates the distinction between contractual and non-contractual contingencies. ASC 805-10 is effective for fiscal years beginning after December 15, 2008, which is the Company’s fiscal year 2010. On a prospective basis the adoption of ASC 805-10 changed the Company’s accounting treatment for business combinations beginning in the first quarter of fiscal year 2010.

Noncontrolling Interests
     In December 2007, the FASB issued ASC810-10 (formerly SFAS 160, Noncontrolling Interests in Consolidated Financial Statements). ASC 810-10 clarifies that a noncontrolling or minority interest in a subsidiary is considered an ownership interest and, accordingly, requires all entities to report such interests in subsidiaries as equity in the consolidated financial statements. The adoption of ASC 810-10 in the first quarter of fiscal year 2010 did not impact the Company’s financial condition or results of operations.
Note 18 — Subsequent Event
In accordance with SFAS 165, the Company has evaluated subsequent events through the issuance of these financial statements. On February 16, 2010, the Company’s Board of Directors declared a cash dividend of $0.20 per outstanding share of common stock. The dividend will be paid on March 24, 2010 to all shareholders of record at the close of business on March 5, 2010.
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This information should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended October 31, 2009.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations, including in particular the section entitled “Outlook,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections regarding our future financial performance, particularly in light of the recent global credit and financial market crisis; our anticipated growth and trends in our businesses, our capital needs and capital expenditures; our market position and competitive changes in the marketplace for our products; our ability to innovate new products and technologies; the timing or the effectiveness of our efforts to refocus our operations and reduce our cost structure and the expected amounts of any cost savings related to those efforts; our ability to access credit or capital markets; our ability to pay dividends or repurchase stock; our ability to service our outstanding debt; our expected tax rate; our third-party suppliers; intellectual property and litigation matters; potential acquisitions or divestitures; key personnel; the effect of new accounting pronouncements and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified in Part II, Item 1A. Risk Factors and elsewhere in our Quarterly Report on Form 10-Q. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements except to the extent required by law.
During the first quarter of fiscal 2008, we sold our baseband chipset business and related support operations, or Baseband Chipset Business, to MediaTek Inc. and sold our CPU voltage regulation and PC thermal monitoring business to certain subsidiaries of ON Semiconductor Corporation. The financial results of these businesses are presented as discontinued operations in the consolidated statements of income for all periods presented. The assets and liabilities related to these businesses are reflected as assets and liabilities of discontinued operations in the consolidated balance sheet as of October 31, 2009. Unless otherwise noted, this Management’s Discussion and Analysis relates only to financial results from continuing operations.
Results of Operations
(all tabular amounts in thousands except per share amounts and percentages)

Overview

	Three Months Ended
	January 30, 2010	January 31, 2009
Revenue	$602,983	$476,569
Gross margin %	61.1%	56.4%
Income from continuing operations, net of tax	$119,600	$24,585
Income from continuing operations, net of tax as a % of revenue	19.8%	5.2%
Diluted EPS from continuing operations	$0.39	$0.08
Diluted EPS	$0.40	$0.09
The year-to-year revenue changes by end market and product category are more fully outlined below under Revenue Trends by End Market and Revenue Trends by Product Type.
In the first quarter of fiscal 2010, our revenue increased 26.5% from the first quarter of fiscal 2009 and our diluted earnings per share from continuing operations increased 388%. Cash flow from operations in the first quarter of fiscal 2010 was $213.8 million, or 35.5% of revenue. In addition, we received $163.5 million net proceeds related to employee stock option exercises and distributed $58.9 million to our shareholders in dividend payments. These factors contributed to the net increase in cash, cash equivalents and short-term investments of $363 million in the first quarter of fiscal 2010.
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

	Three Months Ended			Three Months Ended
	January 30, 2010			January 31, 2009
		% of			% of
	Revenue	Revenue	Y/Y%	Revenue	Revenue
Industrial	$259,962	43%	19%	$218,662	46%
Automotive	74,643	12%	81%	41,246	9%
Consumer	117,703	20%	53%	76,702	16%
Communications	135,519	22%	8%	125,708	26%
Computer	15,156	3%	6%	14,251	3%

Total revenue	$602,983	100%	27%	$476,569	100%

Industrial — The year-to-year increase in the first quarter of fiscal 2010 in industrial end market revenue was primarily the result of a broad-based increase in demand in this end market, which was most significant for products sold into the instrumentation, automation, energy and healthcare sectors of this end market.

Automotive — The year-to-year increase in the first quarter of fiscal 2010 in automotive end market revenue was primarily the result of increased demand due to various government-initiated incentive programs and inventory replenishment in this end market.
Consumer — The year-to-year increase in the first quarter of fiscal 2010 in consumer end market revenue was primarily the result of a broad-based increase in demand for products used in digital cameras, home entertainment and other consumer applications in this end market.
Communications — The year-to-year increase in the first quarter of fiscal 2010 in communications end market revenue was the result of an increase in sales in the infrastructure and handset sectors, offset by a sales reduction in the base station end market sector.
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

	Three Months Ended			Three Months Ended
	January 30, 2010			January 31, 2009
		% of			% of
	Revenue	Revenue*	Y/Y%	Revenue	Revenue
Converters	$317,403	53%	25%	$252,925	53%
Amplifiers / Radio frequency	148,066	25%	13%	130,716	27%
Other analog	46,279	8%	95%	23,754	5%

Subtotal analog signal processing	511,748	85%	26%	407,395	85%
Power management & reference	38,708	6%	50%	25,738	5%

Total analog products	$550,456	91%	27%	$433,133	91%

Digital signal processing	$52,527	9%	21%	$43,436	9%

Total revenue	$602,983	100%	27%	$476,569	100%

*	The sum of the individual percentages may not equal the total due to rounding.
The year-to-year increase in revenue in the three-month period ended January 30, 2010 was the result of a broad-based increase in sales across all of our product categories.
Revenue Trends by Geographic Region
Revenue by geographic region, based upon customer location, for the three-month periods ended January 30, 2010 and January 31, 2009 was as follows:

	Three Months Ended
Region	January 30, 2010	January 31, 2009
United States	$116,963	$107,298
Rest of North and South America	29,879	19,332
Europe	142,066	127,745
Japan	110,350	72,733
China	106,522	89,712
Rest of Asia	97,203	59,749

Total revenue	$602,983	$476,569

In the three month period ended January 30, 2010 the predominant countries comprising “Rest of North and South America” are Canada and Mexico; the predominant countries comprising “Europe” are Germany and Sweden; and the predominant countries comprising “Rest of Asia” are Taiwan and Korea.
In the three month period ended January 31, 2009 the predominant countries comprising “Rest of North and South America” are Canada and Mexico; the predominant countries comprising “Europe” are Germany, Sweden, France and Italy; and the predominant countries comprising “Rest of Asia” are Taiwan and Singapore.
Sales increased in all geographic regions in the first quarter of fiscal 2010, as compared to the first quarter of fiscal 2009, with sales in Japan and the Rest of Asia experiencing the largest increases.
Gross Margin

	Three Months Ended
	January 30, 2010	January 31, 2009
Gross margin	$368,476	$269,002
Gross margin %	61.1%	56.4%
Gross margin percentage was higher by 470 basis points in the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009 primarily as a result of an increase in sales of $126.4 million and increased operating levels in our manufacturing facilities.
Stock-Based Compensation Expense
As of January 30, 2010, the total compensation cost related to unvested equity awards not yet recognized in our statement of income was approximately $136 million (before tax consideration), which we will recognize over a weighted average period of 1.7 years. See Note 3 in the Notes to our Condensed Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q for further information.

Research and Development

	Three Months Ended
	January 30, 2010	January 31, 2009
R&D expenses	$114,398	$119,828
R&D expenses as a % of revenue	19.0%	25.1%
Research and development, or R&D, expenses decreased $5.4 million, or 4.5%, in the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009. The decrease was primarily the result of the actions we took to constrain or permanently reduce operating expenses, offset by an increase in variable compensation expense, which is a variable expense linked to our overall profitability.
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
Selling, Marketing, General and Administrative

	Three Months Ended
	January 30, 2010	January 31, 2009
SMG&A expenses	$88,481	$87,846
SMG&A expenses as a % of revenue	14.7%	18.4%
Selling, marketing, general and administrative, or SMG&A, expenses increased $0.6 million, or 0.7%, in the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009. The increase was primarily the result of higher sales commission expenses which are variable expenses linked to our sales and an increase in variable compensation expense, which is a variable expense linked to our overall profitability. These increases were offset by the actions we took to control discretionary spending and permanently reduce operating expenses.
Special Charges
The following is a summary of the restructuring actions we have taken over the last several years.
     Closure of Wafer Fabrication Facility in Sunnyvale
We ceased production at our California wafer fabrication facility in November 2006. We have been paying the related lease obligation costs on a monthly basis over the remaining lease term, which expires in March 2010. We recorded a one-time settlement charge of $0.4 million in the first quarter of fiscal 2010 related to the termination of the lease. We do not expect to incur any additional charges related to this action.
     Consolidation of a Wafer Fabrication Facility in Limerick
In fiscal 2007, we recorded a special charge of $13.7 million as a result of our decision to only use eight-inch technology at our wafer fabrication facility in Limerick. Certain manufacturing processes and products produced on the Limerick facility’s six-inch production line have transitioned to our existing eight-inch production line in Limerick while others have transitioned to external foundries. The charge was for severance and fringe benefit costs recorded in accordance with our ongoing benefit plan for 150 manufacturing employees associated with this action. As of January 30, 2010, we still employed 1 of the 150 employees included in this action. This employee must continue to be employed until his employment is involuntarily terminated in order to receive the severance benefit. During fiscal 2008, we recorded an additional charge of

$1.5 million related to this action, of which $1.2 million was an adjustment to the original estimate of the severance costs and $0.3 million was for clean-up and closure costs that we expensed as incurred. During fiscal 2009, we recorded additional charges of $1.2 million for clean-up and closure costs that we expensed as incurred. The production in the six-inch wafer fabrication facility ceased during the fourth quarter of fiscal 2009. We do not expect to incur any further charges related to this action. We estimate that the closure of this facility will result in annual cost savings of approximately $25 million per year, which we began realizing in the first quarter of fiscal 2010. We expect these annual savings will be in cost of sales, of which approximately $1 million relates to non-cash depreciation savings.
   Reduction of Operating Costs
During the fourth quarter of fiscal 2008, in order to further reduce our operating cost structure, we recorded a special charge of $1.6 million for severance and fringe benefit costs recorded in accordance with our ongoing benefit plan or the statutory requirements at foreign locations for 19 engineering, selling, marketing, general and administrative employees. We terminated the employment of all employees associated with this charge and are paying amounts owed to employees for severance as income continuance.
During fiscal 2009, we recorded an additional charge of $30.3 million related to this cost reduction action. Approximately $2.1 million of this charge was for lease obligation costs for facilities that we ceased using during the first quarter of fiscal 2009; approximately $0.9 million was for the write-off of property, plant and equipment; and approximately $0.8 million was for contract termination costs and for clean-up and closure costs that we expensed as incurred. The remaining $26.5 million related to the severance and fringe benefit costs recorded in accordance with our ongoing benefit plan or the statutory requirements at foreign locations, for 245 manufacturing employees and 302 engineering and SMG&A employees. As of January 30, 2010, we still employed 3 of the 547 employees included in this cost reduction action. These employees must continue to be employed by us until their employment is involuntarily terminated in order to receive the severance benefit. This cost reduction action, which was substantially completed during the second quarter of fiscal 2009 results in annual savings of approximately $36.4 million. These annual savings are being realized as follows: approximately $31.6 million in SMG&A expenses and approximately $4.8 million in cost of sales.
During the first quarter of fiscal 2010, we recorded an additional charge of $11.4 million related to the further reduction of our operating cost structure. Approximately $10.9 million of this charge was for severance and fringe benefit costs recorded in accordance with our ongoing benefit plan or the statutory requirements at foreign locations for 149 engineering and SMG&A employees. As of January 30, 2010, we still employed 86 of the 149 employees included in this cost reduction action. These employees must continue to be employed by us until their employment is involuntarily terminated in order to receive the severance benefit. Approximately $0.5 million of the charge relates to our decision to abandon efforts to develop a particular expertise in power management, resulting in the impairment of related intellectual property. When fully implemented we estimate that these cost reduction actions will result in quarterly savings of approximately $4 million, beginning in the first quarter of fiscal 2011.
   Closure of a Wafer Fabrication Facility in Cambridge
     During the first quarter of fiscal 2009, we recorded a special charge of $22.1 million as a result of our decision to consolidate our Cambridge, Massachusetts wafer fabrication facility into our existing Wilmington, Massachusetts facility. In connection with the anticipated closure of this facility, we evaluated the recoverability of the facility’s manufacturing assets and concluded that there was an impairment of approximately $12.9 million based on the revised period of intended use. The remaining $9.2 million was for severance and fringe benefit costs recorded in accordance with our ongoing benefit plan for 175 manufacturing employees and 9 SMG&A employees associated with this action.
We finished production in the Cambridge wafer fabrication facility and began clean-up activities during the fourth quarter of fiscal 2009. During the fourth quarter of fiscal 2009, we reversed approximately $1.8 million of our severance accrual. The accrual reversal was required because 51 employees either voluntarily left the Company or found alternative employment within the Company. In addition, we recorded a special charge of approximately $1.7 million for the impairment of manufacturing assets that were originally going to be moved to our other wafer fabrication facilities but are no longer needed at those facilities and therefore have no future use. We also recorded a special charge of $0.1 million for clean-up costs as we began our clean-up of the Cambridge wafer fabrication facility at the end of the fourth quarter of fiscal 2009. As of January 30, 2010, we still employed 9 of the employees included in this action. These employees must continue to be employed by us until their employment is involuntarily terminated in order to receive the severance benefit. We estimate that this action will result in annual cost savings of approximately $41 million per year, starting in the third quarter of fiscal 2010. We expect these annual savings to be realized as follows: approximately $40.2 million in cost of sales, of which approximately $4.0 million relates to non-cash depreciation savings, and approximately $0.8 million relates to SMG&A expense.
During the first quarter of fiscal 2010, we recorded an additional charge of $4.7 million related to this cost reduction action. Approximately $3.4 million of the charge related to lease obligation costs for the Cambridge wafer fabrication facility which we ceased using in the first quarter of fiscal 2010 and the remaining $1.3 million of the charge related to cleanup and closure costs. We estimate that these cost reductions will result in quarterly savings of $0.6 million beginning in the current fiscal quarter.
Operating Income from Continuing Operations

	Three Months Ended
	January 30, 2010	January 31, 2009
Operating income from continuing operations	$149,114	$19,591
Operating income from continuing operations as a % of revenue	24.7%	4.1%
The $129.5 million increase in operating income from continuing operations in the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009 was primarily the result of an increase in revenue of $126.4 million, a 470 basis point increase in gross margin percentage and lower special charges taken in the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009.
Nonoperating (Income) Expense

	Three Months Ended
	January 30, 2010	January 31, 2009
Interest expense	$2,538	$—
Interest income	(2,180)	(7,796)
Other expense, (income) net	489	(571)

Total nonoperating expenses/(income)	$847	$(8,367)

Nonoperating income was lower by $9.2 million in the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009 primarily due to lower interest income earned on investments as a result of lower interest rates in the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009. In addition, we incurred interest expense during the first quarter of fiscal 2010 as a result of the issuance of $375 million aggregate principal 5.0% senior unsecured notes on June 30, 2009.
Provision for Income Taxes

	Three Months Ended
	January 30, 2010	January 31, 2009
Provision for income taxes	$28,667	$3,373
Effective income tax rate	19.3%	12.1%
Our effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where our income is earned. Our effective tax rate for the first quarter of fiscal 2010 was higher compared to our effective tax rate for the first quarter of fiscal 2009 as a result of a change in the mix of our income to jurisdictions where income is taxed at a higher rate and the impact of lower special charges in the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009.

Income from Continuing Operations, net of tax

	Three Months Ended
	January 30, 2010	January 31, 2009
Income from continuing operations, net of tax	$119,600	$24,585
Income from continuing operations, net of tax as a % of revenue	19.8%	5.2%
Diluted EPS from continuing operations	$0.39	$0.08
Income from continuing operations, net of tax, in the first quarter of fiscal 2010 was higher than in the first quarter of fiscal 2009 by approximately $95.0 million primarily as a result of the $129.5 million increase in operating income that was partially offset by a higher provision for income taxes in the first quarter of fiscal 2010.
Discontinued Operations

	Three Months Ended
	January 30, 2010	January 31, 2009
Income from discontinued operations, net of tax	$—	$364
Gain on sale of discontinued operations, net of tax	859	—

Total income from discontinued operations, net of tax	$859	$364

Diluted EPS from discontinued operations	$0.00	$0.00

We sold our Baseband Chipset Business to MediaTek Inc. and our CPU voltage regulation and PC thermal monitoring business to certain subsidiaries of ON Semiconductor Corporation during the first quarter of fiscal 2008. Accordingly, we have presented the results of the operations of these businesses as discontinued operations within our consolidated financial statements.
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
We are planning for revenue in the second quarter of fiscal 2010 to be approximately $635 to $650 million. Our plan is for gross margins for the second quarter to increase to approximately 62% to 63% and operating margins to increase to approximately 29% to 31%. This would result in diluted earnings per share from continuing operations to be in the range of $0.48 to $0.51 in the second quarter.
Liquidity and Capital Resources

	Three Months Ended
	January 30, 2010	January 31, 2009
Net cash provided by operations	$213,773	$59,910
Net cash provided by operations as a % of revenue	35.5%	12.6%
At January 30, 2010, cash, cash equivalents and short-term investments totaled $2,179 million. The primary sources of funds for the first three months of fiscal 2010 were net cash generated from operating activities of $213.8 million and $163.5 million net proceeds from employee stock option exercises. The principal uses of funds for the first three months of fiscal 2010 were dividend payments of $58.9 million and capital expenditures of $17.2 million. These factors contributed to the net increase in cash, cash equivalents and short-term investments of $363 million in the first quarter of fiscal 2010.

	January 30, 2010	October 31, 2009
Accounts receivable	$313,288	$301,036
Days sales outstanding	47	48

Inventory	$243,275	$253,161
Days cost of sales in inventory	95	92
Accounts receivable at January 30, 2010 increased $12.3 million, or 4%, from the end of the fourth quarter of fiscal 2009. The increase in receivables was the result of higher revenue in the first quarter of fiscal 2010 as compared to the fourth quarter of fiscal 2009.
Inventory at January 30, 2010 decreased by $9.9 million, or 4%, from the end of the fourth quarter of fiscal 2009. The decrease in inventory is primarily a result of higher sales during the first three months of fiscal 2010.
Net additions to property, plant and equipment were $17.2 million in the first three months of fiscal 2010 and were funded with a combination of cash on hand and cash generated from operations. We expect capital expenditures to be approximately $75 to $85 million in fiscal 2010.
On February 16, 2010, our Board of Directors declared a cash dividend of $0.20 per outstanding share of our common stock. The dividend is payable on March 24, 2010 to shareholders of record on March 5, 2010 and is expected to be approximately $60 million in the aggregate. We expect quarterly dividends to continue at $0.20 per share, although they remain subject to declaration or change by our Board of Directors. The payment of future dividends, if any, will be based on several factors including our financial performance, outlook and liquidity.
Our common stock repurchase program has been in place since August 2004. In the aggregate, the Board of Directors has authorized us to repurchase $4 billion of our common stock under the program. Under the program, we may repurchase outstanding shares of our common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized under the program. As of January 30, 2010, we had repurchased a total of approximately 114.7 million shares of our common stock for approximately $3,908.4 million under this program and an additional $91.6 million remains under the current authorized program. The repurchased shares are held as authorized but unissued shares of common stock. We also from time to time repurchase shares in settlement of employee tax withholding obligations due upon the vesting of restricted stock or restricted stock units or the exercise of stock options or in certain limited circumstances to satisfy the exercise price of options granted to the Company’s employees under the Company’s equity compensation plans. Any future common stock repurchases will be based on several factors including our financial performance, outlook, liquidity and the amount of cash we have available in the United States.
On June 30, 2009, we issued $375 million aggregate principal amount of 5.0% senior unsecured notes due July 1, 2014 (the Notes) with annual interest payments of 5.0% paid in two installments on January 1 and July 1 of each year, commencing January 1, 2010. The net proceeds of the offering were $370.4 million, after issuing at a discount and deducting expenses, underwriting discounts and commissions, which will be amortized over the term of the Notes. We swapped the fixed interest portion of these Notes for a variable interest rate based on the three-month LIBOR plus 2.05% (2.3% as of January 30, 2010). The variable interest payments based on the variable annual rate are payable quarterly. The LIBOR based rate is set quarterly three months prior to the date of the interest payment. The indenture governing the Notes contains covenants that may limit our ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of our assets to, any other party. In addition, we have a five-year $165 million unsecured revolving credit facility that expires in May 2013. To date, we have not borrowed under this credit facility but we may borrow in the future and use the proceeds for support of commercial paper issuance, stock repurchases, dividend payments, acquisitions, capital expenditures, working capital and other lawful corporate purposes.
At January 30, 2010, our principal source of liquidity was $2,179 million of cash and cash equivalents and short-term investments. As of January 30, 2010, approximately $627.7 million of our cash and cash equivalents and short-term investments were held in the United States. The balance of our cash and cash equivalents and short-term investments was held outside the United States in various foreign subsidiaries. As we intend to reinvest certain of our foreign earnings indefinitely, this cash held outside the United States is not available to meet certain of our cash requirements in the United States, including for cash dividends and common stock repurchases.
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
Contractual Obligations
There have not been any material changes during the three months of fiscal 2010 to the amounts presented in the table summarizing our contractual obligations included in our Annual Report on Form 10-K for the year ended October 31, 2009.
New Accounting Pronouncements
Fair Value Measurements and Disclosures
     In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (ASC Topic 820) — Improving Disclosures About Fair Value Measurements. The ASU requires new disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The new disclosures and clarifications of existing disclosures are effective for our first quarter of fiscal year 2010, except for the disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, which are effective for our first quarter of fiscal year 2012. Other than requiring additional disclosures, the adoption of this new guidance does not have a material impact on our consolidated results of operations and financial position.
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
Variable Interest Entities
     In December 2009, the FASB issued ASU No. 2009-17 — Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which amends ASC 810, Consolidation. This standard requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. ASU No. 2009-17 is effective for fiscal years that begin after November 15, 2009, which is our fiscal year 2011. We are currently evaluating the impact, if any, that ASU No. 2009-17 may have on our financial condition and results of operations.

   Transfers of Financial Assets
     In June 2009, the FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets, (Topic 820). This standard changes the way entities account for securitizations and other transfers of financial instruments. ASU No. 2009-16 is effective for fiscal years that begin after November 15, 2009, which is our fiscal year 2011. We are currently evaluating the impact, if any, that ASU No. 2009-16 may have on our financial condition and results of operations.
   Business Combinations
     In December 2007, the FASB issued ASC 805-10 (formerly SFAS 141R, “Business Combinations”). ASC 805-10 requires an acquiring entity in a business combination to recognize the assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at their fair value on the acquisition date. It further requires that acquisition-related costs and restructuring costs be recognized separately from the acquisition. In April 2009, the FASB updated ASC 805-10 to amend the provisions for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. This update also eliminates the distinction between contractual and non-contractual contingencies. ASC 805-10 is effective for fiscal years beginning after December 15, 2008, which is our fiscal year 2010. On a prospective basis the adoption of ASC 805-10 changed our accounting treatment for business combinations beginning in the first quarter of fiscal year 2010.
Noncontrolling Interests
     In December 2007, the FASB issued ASC 810-10 (formerly SFAS 160, Noncontrolling Interests in Consolidated Financial Statements). ASC 810-10 clarifies that a noncontrolling or minority interest in a subsidiary is considered an ownership interest and, accordingly, requires all entities to report such interests in subsidiaries as equity in the consolidated financial statements. The adoption of ASC 810-10 in the first quarter of fiscal year 2010 did not impact the Company’s financial condition or results of operations.
Critical Accounting Policies and Estimates
There were no material changes in the first quarter of fiscal 2010 to the information provided under the heading “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2009.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Exposure
In June 2009, we entered into an interest rate swap agreement to hedge the benchmark interest rate of our $375 million 5.0% Notes due July 1, 2014. The effect of the swap was to convert our 5.0% fixed interest rate to a variable interest rate based on the three-month LIBOR plus 2.05% (2.30% as of January 31, 2010). If LIBOR changes by 100 basis points, our annual interest expense would change by $3.8 million.
There have been no other material changes in the first quarter of fiscal 2010 in the information provided under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” set forth in our Annual Report on Form 10-K for the year ended October 31, 2009.
PART II - OTHER INFORMATION
ITEM 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Analog’s disclosure controls and procedures as of January 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of January 31, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in Internal Control over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended January 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 1A. RISK FACTORS
     Set forth below and elsewhere in this report and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. The description below includes any material changes to and supersedes the description of the risk factors affecting our business previously discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended October 31, 2009.
The fragile global economic recovery may falter, thus materially and adversely affecting our business and results of operations.
     Global credit and financial markets appear to be recovering from extreme disruptions experienced over the past year; however widespread uncertainty about economic stability remains. Our business was significantly affected by the global economic crisis. While there are signs that conditions may be improving, there is no certainty that the current tentative recovery in credit and financial markets will continue. These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. Layoffs, continued weakness in commercial and residential real estate markets and the continued tightening of credit by financial institutions may lead consumers and businesses to continue to postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. In addition, the inability of customers to obtain credit could impair their ability to make timely payments to us. Customer insolvencies in key industries, such as the automotive industry, could also negatively impact our revenues and our ability to collect receivables. In addition, financial difficulties experienced by our suppliers or distributors could result in product delays, increased accounts receivable defaults and inventory challenges. The financial turmoil could cause financial institutions to consolidate or go out of business, which increases the risk that the actual amounts realized in the future on our financial instruments could differ significantly from the fair value assigned to them. We are unable to predict the likely duration and severity of the current economic recession, and if current uncertain economic conditions deteriorate, we may record additional charges relating to restructuring costs or the impairment of assets and our business and results of operations could be materially and adversely affected.
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
     We face intense technological and pricing competition in the semiconductor industry, and we expect this competition to increase in the future. Many other companies offer products that compete with our products. Some have greater financial, manufacturing, technical, sales and marketing resources than we have. Some of our competitors may have more advantageous supply or development relationships with our current and potential customers or suppliers. Our competitors also include emerging companies selling specialized products in markets we serve. Competition is generally based on design and quality of products, product performance, features and functionality, and product pricing, availability and capacity, with the relative importance of these factors varying among products, markets and customers. Existing or new competitors may develop products or technologies that more effectively address the demands of our customers and markets with enhanced performance, features and functionality, lower power requirements, greater levels of integration or lower cost. Increased competition in certain markets has resulted in and may continue to result in declining average selling prices, reduced gross margins and loss of market share in those markets. There can be no assurance that we will be able to compete successfully in the future against existing or new competitors, or that our operating results will not be adversely affected by increased competition.

We rely on third-party subcontractors and manufacturers for some industry-standard wafers and assembly and test services, and generally cannot control their availability or conditions of supply.
We rely, and plan to continue to rely, on assembly and test subcontractors and on third-party wafer fabricators to supply most of our wafers that can be manufactured using industry-standard submicron processes. This reliance involves several risks, including reduced control over availability, capacity utilization, delivery schedules, manufacturing yields, and costs. Additionally, we utilize a limited number of third-party wafer fabricators, primarily Taiwan Semiconductor Manufacturing Company, or TSMC. These suppliers manufacture components in accordance with our proprietary designs and specifications. In addition, these suppliers often provide manufacturing services to our competitors and therefore periods of increased industry demand may result in capacity constraints. If these suppliers are unable or unwilling to manufacture and deliver sufficient quantities of components to us on the time schedule and of the quality that we require, we may be forced to seek to engage additional or replacement suppliers, which could result in additional expenses and delays in product development or shipment of product to our customers. Approximately 52% of our first fiscal quarter 2010 revenue and approximately 49% of our fiscal 2009 revenue was from products fabricated at third-party wafer-fabrication facilities, primarily TSMC.
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
     We have significant operations and manufacturing facilities outside the United States, including in Ireland and the Philippines. During the first three months of fiscal 2010, approximately 81% of our revenue was derived from customers in international markets. Although we engage in hedging transactions to reduce our exposure to currency exchange rate fluctuations, there can be no assurance that our competitive position will not be adversely affected by changes in the exchange rate of the United States dollar against other currencies. Potential interest rate increases, as well as high energy costs, could have an adverse impact on industrial and consumer spending patterns and could adversely impact demand for our products. While a majority of our cash is generated outside the United States, we require a substantial amount of cash in the United Sates for operating requirements, stock repurchases, cash dividends and acquisitions. If we are unable to address our U.S. cash requirements through operations, by efficient and timely repatriations of overseas cash, through borrowings under our current credit facility or from other sources of cash obtained at an acceptable cost, our business strategies and operating results could be adversely affected.
     In addition to being exposed to the ongoing economic cycles in the semiconductor industry, we are also subject to the economic, political and legal risks inherent in international operations, including the risks associated with the recent crisis in global credit and financial markets, ongoing uncertainties and political and economic instability in many countries around the world, as well as economic disruption from acts of terrorism and the response to them by the United States and its allies. Other business risks associated with international operations include increased managerial complexities, air transportation disruptions, expropriation, currency controls, currency exchange rate movement, additional costs related to foreign taxes, tariffs and freight rate increases, exposure to different business practices and legal standards, particularly with respect to price protection, intellectual property and environmental compliance, trade and travel restrictions, pandemics, import and export license requirements and restrictions, difficulties in staffing and managing worldwide operations, and accounts receivable collections.

     We expect to continue to expand our business and operations in China. Our success in the Chinese markets may be adversely affected by China’s continuously evolving laws and regulations, including those relating to taxation, import and export tariffs, currency controls, environmental regulations, and intellectual property rights and enforcement of those rights. Enforcement of existing laws or agreements may be inconsistent. In addition, changes in the political environment, governmental policies or U.S.-China relations could result in revisions to laws or regulations or their interpretation and enforcement, increased taxation, restrictions on imports, import duties or currency revaluations, which could have an adverse effect on our business plans and operating results.
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

				Approximate Dollar
			Total Number of	Value of Shares that
			Shares Purchased	May Yet Be
	Total Number of		as Part of Publicly	Purchased Under
	Shares Purchased	Average Price	Announced Plans	the Plans or
Period	(a)	Paid Per Share (b)	or Programs (c)	Programs (d)
November 1, 2009 through November 28, 2009	477	$28.18	—	$91,614,067
November 29, 2009 through December 26, 2009	793,810	$30.26	—	$91,614,067
December 27, 2009 through January 30, 2010	310	$29.47	—	$91,614,067

Total	794,597	$30.26	—	$91,614,067

(a)	Includes 794,597 shares surrendered to us to satisfy the exercise price of options, and to satisfy employee tax obligations upon vesting of restricted stock granted to them under our equity compensation plans.

(b)	The average stock price for each share surrendered to us to satisfy the exercise price of options, and to satisfy employee tax obligations upon vesting of restricted stock granted to them under our equity compensation plans.

(c)	There were no repurchases pursuant to our stock repurchase program.

(d)	Repurchased pursuant to the stock repurchase program publicly announced on August 12, 2004. On June 6, 2007, our Board of Directors authorized the repurchase by us of an additional $1 billion of our common stock, increasing the total amount of our common stock we are authorized to repurchase under the program to $4 billion. Under the repurchase program, we may repurchase outstanding shares of our common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.
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

ANALOG DEVICES, INC.
Dated: February 17, 2010	By:	/s/ Jerald G. Fishman
Jerald G. Fishman
President and Chief Executive Officer (Principal Executive Officer)

Dated: February 17, 2010	By:	/s/ David A. Zinsner
David A. Zinsner
Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

3.1	Amended and Restated By-Laws of Analog Devices, Inc., filed as exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 28, 2010 (File No. 1-7819) and incorporated herein by reference.

†10.1	Fourth Amendment to 2006 Stock Incentive Plan of Analog Devices, Inc.

†10.2	Fifth Amendment to 2006 Stock Incentive Plan of Analog Devices, Inc.

10.3	Form of Restricted Stock Unit Confirming Memorandum for US Employees for usage under the Company’s 2006 Stock Incentive Plan, filed as exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-7819) on December 23, 2009 and incorporated herein by reference.

10.4	Form of Restricted Stock Unit Confirming Memorandum for Non-US Employees for usage under the Company’s 2006 Stock Incentive Plan, filed as exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-7819) on December 23, 2009 and incorporated herein by reference.

10.5	Amendment to Long-Term Retention Agreement between Analog Devices, Inc. and Jerald G. Fishman, filed as exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-7819) on January 19, 2010 and incorporated herein by reference.

10.6	Amended and Restated Employment Agreement between Analog Devices, Inc. and Jerald G. Fishman, dated January 14, 2010, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-7819), filed with the Commission on January 19, 2010 and incorporated herein by reference.

†31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

†31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

†32.1	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).

†32.2	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer).

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.LAB	XBRL Labels Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

† Filed herewith
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three months ended January 30, 2010 and January 31, 2009, (ii) Condensed Consolidated Balance Sheets at January 30, 2010 and October 31, 2009, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended January 30, 2010 and January 31, 2009 and (iv) Notes to Condensed Consolidated Financial Statements.
In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.