Form 10-Q
period 2010-05-01
ANALOG DEVICES INC
filed 2010-05-18
CIK 6281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 1, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☑
     As of May 1, 2010 there were 297,981,270 shares of Common Stock, $0.16 2/3 par value per share, outstanding.

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

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(thousands, except per share amounts)

	Three Months Ended
	May 1, 2010	May 2, 2009
Revenue	$668,240	$474,748
Cost of sales (1)	233,725	213,196

Gross margin	434,515	261,552
Operating expenses:
Research and development (1)	122,780	109,448
Selling, marketing, general and administrative (1)	97,660	82,276
Special charge	—	11,919

	220,440	203,643

Operating income	214,075	57,909
Nonoperating (income) expense:
Interest expense	2,568	—
Interest income	(2,025)	(3,527)
Other, net	(488)	(797)

	55	(4,324)

Income before income taxes	214,020	62,233

Provision for income taxes	46,880	10,479

Net income	$167,140	$51,754

Shares used to compute earnings per share — basic	297,825	291,227

Shares used to compute earnings per share — diluted	305,836	292,446

Basic earnings per share	$0.56	$0.18

Diluted earnings per share	$0.55	$0.18

Dividends declared and paid per share	$0.20	$0.20

(1) Includes stock-based compensation expense as follows:
Cost of sales	$1,860	$1,812
Research and development	$5,968	$6,051
Selling, marketing, general and administrative	$5,427	$4,703
See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(thousands, except per share amounts)

	Six Months Ended
	May 1, 2010	May 2, 2009
Revenue	$1,271,223	$951,317
Cost of sales (1)	468,232	420,763

Gross margin	802,991	530,554
Operating expenses:
Research and development (1)	237,178	229,276
Selling, marketing, general and administrative (1)	186,141	170,122
Special charges	16,483	53,656

	439,802	453,054

Operating income	363,189	77,500
Nonoperating (income) expense:
Interest expense	5,106	—
Interest income	(4,205)	(11,323)
Other, net	1	(1,368)

	902	(12,691)

Income from continuing operations before income taxes	362,287	90,191

Provision for income taxes	75,547	13,852

Income from continuing operations, net of tax	286,740	76,339

Discontinued operations:
Income from discontinued operations, net of tax	—	364
Gain on sale of discontinued operations, net of tax	859	—

Total income from discontinued operations, net of tax	859	364

Net income	$287,599	$76,703

Shares used to compute earnings per share — basic	296,718	291,207

Shares used to compute earnings per share — diluted	305,354	291,847

Basic earnings per share from continuing operations	$0.97	$0.26

Basic earnings per share	$0.97	$0.26

Diluted earnings per share from continuing operations	$0.94	$0.26

Diluted earnings per share	$0.94	$0.26

Dividends declared and paid per share	$0.40	$0.40

(1) Includes stock-based compensation expense as follows:
Cost of sales	$3,531	$3,392
Research and development	$11,327	$11,372
Selling, marketing, general and administrative	$10,232	$9,213
See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands)

	May 1, 2010	October 31, 2009
Assets

Cash and cash equivalents	$1,008,372	$639,729
Short-term investments	1,378,367	1,176,244
Accounts receivable, net	332,157	301,036
Inventory (1):
Raw materials	14,938	13,373
Work in process	164,965	173,696
Finished goods	67,759	66,092

	247,662	253,161
Deferred tax assets	71,647	78,740
Deferred compensation plan investments	1,637	1,363
Prepaid expenses and other current assets	38,466	40,363

Total current assets	3,078,308	2,490,636

Property, plant and equipment, at cost:
Land and buildings	396,654	395,151
Machinery and equipment	1,520,201	1,511,822
Office equipment	55,512	56,294
Leasehold improvements	67,700	66,847

	2,040,067	2,030,114
Less accumulated depreciation and amortization	1,586,723	1,553,598

Net property, plant and equipment	453,344	476,516

Deferred compensation plan investments	7,422	6,580
Other investments	1,640	1,485
Goodwill	255,538	250,881
Intangible assets, net	2,580	6,855
Deferred tax assets	79,906	73,646
Other assets	49,359	35,658
Non-current assets of discontinued operations	—	62,037

Total other assets	396,445	437,142

	$3,928,097	$3,404,294

(1)	Includes $2,354 and $2,718 related to stock-based compensation at May 1, 2010 and October 31, 2009, respectively.
See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands, except share amounts)

	May 1, 2010	October 31, 2009
Liabilities and Shareholders’ Equity

Accounts payable	$104,183	$107,334
Deferred income on shipments to distributors, net	206,651	149,278
Income taxes payable	84,787	6,445
Deferred compensation plan liability	1,637	1,363
Accrued liabilities	167,459	122,193

Total current liabilities	564,717	386,613

Long-term debt	383,306	379,626
Deferred income taxes	34,079	36,232
Deferred compensation plan liability	7,412	6,577
Other non-current liabilities	48,333	66,097

Total non-current liabilities	473,130	488,532

Commitments and contingencies

Shareholders’ Equity

Preferred stock, $1.00 par value, 471,934 shares authorized, none outstanding	—	—
Common stock, $0.16 2/3 par value, 1,200,000,000 shares authorized, 297,981,270 shares issued and outstanding (291,861,767 on October 31, 2009)	49,665	48,645
Capital in excess of par value	251,682	56,306
Retained earnings	2,603,619	2,434,446
Accumulated other comprehensive loss	(14,716)	(10,248)

Total shareholders’ equity	2,890,250	2,529,149

	$3,928,097	$3,404,294

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(thousands)

	Six Months Ended
	May 1, 2010	May 2, 2009
Cash flows from operating activities:

Net income	$287,599	$76,703
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	58,194	72,195
Amortization of intangibles	3,580	3,548
Stock-based compensation expense	25,090	23,977
Gain on sale of business	(859)	—
Excess tax benefit-stock options	(125)	(5)
Deferred income taxes	(8,478)	(1,934)
Non-cash portion of special charge	487	13,768
Other non-cash activity	349	529
Changes in operating assets and liabilities	126,256	(52,875)

Total adjustments	204,494	59,203

Net cash provided by operating activities	492,093	135,906

Cash flows from investing activities:
Purchases of short-term available-for-sale investments	(1,588,302)	(847,583)
Maturities of short-term available-for-sale investments	1,386,041	952,240
Net proceeds (expenditures) from sale of business	63,036	(1,340)
Additions to property, plant and equipment	(34,669)	(34,281)
Decrease (increase) in other assets	841	(4,269)

Net cash (used for) provided by investing activities	(173,053)	64,767

Cash flows from financing activities:
Dividend payments to shareholders	(118,426)	(116,402)
Repurchase of common stock	—	(3,580)
Net proceeds from employee stock plans	169,153	2,920
Excess tax benefit-stock options	125	5

Net cash provided by (used for) financing activities	50,852	(117,057)

Effect of exchange rate changes on cash	(1,249)	(336)

Net increase in cash and cash equivalents	368,643	83,280
Cash and cash equivalents at beginning of period	639,729	593,599

Cash and cash equivalents at end of period	$1,008,372	$676,879

See accompanying notes.

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED MAY 1, 2010
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
     As of May 1, 2010 and October 31, 2009, the Company had gross deferred revenue of $289.5 million and $230.8 million, respectively, and gross deferred cost of sales of $82.8 million and $81.5 million, respectively. Deferred income on shipments to distributors as of May 1, 2010 was higher than the amount as of October 31, 2009 by $57.4 million, primarily as a result of the Company’s shipments to its distributors in the first six months of fiscal 2010 exceeding the distributors’ sales to their customers during this same time period.
     Shipping costs are charged to cost of sales as incurred.
     The Company generally offers a 12-month warranty for its products. The Company’s warranty policy provides for replacement of the defective product. Specific accruals are recorded for known product warranty issues. Product warranty expenses during either of the three- and six-month periods ended May 1, 2010 and May 2, 2009 were not material.
Note 3 — Stock-Based Compensation
     Grant-Date Fair Value —The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. Information pertaining to the Company’s stock option awards and the related estimated weighted-average assumptions used to calculate the fair value of stock options granted during the three- and six-month periods ended May 1, 2010 and May 2, 2009 are as follows:

	Three Months Ended		Six Months Ended
Stock Options	May 1, 2010	May 2, 2009	May 1, 2010	May 2, 2009
Options granted (in thousands)	26	195	1,838	5,615
Weighted-average exercise price per share	$29.73	$19.99	$31.53	$19.57
Weighted-average grant-date fair value per share	$6.62	$6.17	$7.78	$7.43
Assumptions:
Weighted-average expected volatility	29.1%	47.8%	31.4%	59.1%
Weighted-average expected term (in years)	5.3	5.3	5.3	5.3
Risk-free interest rate	2.4%	1.7%	2.6%	1.7%
Expected dividend yield	2.7%	4.0%	2.5%	4.1%
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
     Stock-Based Compensation Expense
     The amount of stock-based compensation expense recognized during a period is based on the value of the awards that are ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock-based award. Based on an analysis of its historical forfeitures, the Company has applied an annual forfeiture rate of 4.3% to all unvested stock-based awards as of May 1, 2010. The rate of 4.3% represents the portion that is expected to be forfeited each year over the vesting period. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those awards that vest.
     Stock-Based Compensation Activity
     A summary of the activity under the Company’s stock option plans as of May 1, 2010 and changes during the three- and six-month periods then ended is presented below:

			Weighted-
			Average
	Options	Weighted-	Remaining	Aggregate
	Outstanding	Average Exercise	Contractual	Intrinsic
Activity during the Three Months Ended May 1, 2010	(in thousands)	Price Per Share	Term in Years	Value

Options outstanding at January 30, 2010	46,894	$29.91
Options granted	26	$29.73
Options exercised	(277)	$20.70
Options forfeited	(320)	$27.61
Options expired	(637)	$44.98

Options outstanding at May 1, 2010	45,686	$29.77	5.0	$138,541

Options exercisable at May 1, 2010	20,204	$32.79	3.9	$64,555

Options vested or expected to vest at May 1, 2010 (1)	44,054	$29.87	4.9	$133,028

(1)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

		Weighted- Average
		Exercise Price Per
Activity during the Six Months Ended May 1, 2010	Options Outstanding	Share

Options outstanding at October 31, 2009	52,463	$29.71
Options granted	1,838	$31.53
Options exercised	(6,886)	$28.07
Options forfeited	(679)	$27.77
Options expired	(1,050)	$42.50

Options outstanding at May 1, 2010	45,686	$29.77

     During the three and six months ended May 1, 2010, the total intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) was $2.5 million and $15.7 million, respectively, and the total amount of proceeds received from exercise of these options was $5.7 million and $193.3 million, respectively. Proceeds from stock option exercises pursuant to employee stock plans in the Company’s statement of cash flows during the six months ended May 1, 2010 of $169.2 million is net of the value of shares surrendered by employees in certain limited circumstances to satisfy the exercise price of options, and to satisfy employee tax obligations upon vesting of restricted stock or restricted stock units and in connection with the exercise of stock options granted to the Company’s employees under the Company’s equity compensation plans. The withholding amount is based on the Company’s minimum statutory withholding requirement. The total grant-date fair value of stock options that vested during the three and six months ended May 1, 2010 was approximately $0.6 million and $32.0 million, respectively.
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
     A summary of the Company’s restricted stock and restricted stock unit award activity as of May 1, 2010 and changes during the three- and six-month periods then ended is presented below:

	Restricted
	Shares and/ or	Weighted-
	Units	Average Grant
	Outstanding	Date Fair Value
Activity during the Three Months Ended May 1, 2010	(in thousands)	Per Share
| |
Non-vested shares outstanding at January 30, 2010	1,256	$28.20
Awards and/or units granted	19	$26.98
Restrictions lapsed	(8)	$19.64
Forfeited	(3)	$29.20

Non-vested shares outstanding at May 1, 2010	1,264	$28.23

	Restricted
	Shares and/ or	Weighted- Average
	Units	Grant
	Outstanding	Date Fair Value
Activity during the Six Months Ended May 1, 2010	(in thousands)	Per Share
| |
Non-vested shares outstanding at October 31, 2009	135	$22.19
Awards and/or units granted	1,147	$28.90
Restrictions lapsed	(12)	$23.70
Forfeited	(6)	$29.57

Non-vested shares outstanding at May 1, 2010	1,264	$28.23

     As of May 1, 2010, there was $122.7 million (before tax consideration) of total unrecognized compensation cost related to unvested share-based awards, including stock options, restricted stock and restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.6 years.

Note 4 — Comprehensive Income
     Components of comprehensive income include net income and certain transactions that have generally been reported in the consolidated statement of shareholders’ equity and consist of the following:

	Three Months Ended
	May 1, 2010	May 2, 2009
Net income	$167,140	$51,754

Foreign currency translation adjustments	1,549	5,546

Change in unrealized holding losses (net of taxes of $21 and $54, respectively) on securities classified as short-term investments	(158)	(399)

Change in unrealized holding gains (net of taxes of $63 and $142, respectively) on securities classified as other investments	117	263

Change in unrealized (losses) gains (net of taxes of $309 and $1,459, respectively) on derivative instruments designated as cash flow hedges	(1,761)	8,906

Pension plans
Prior service cost	—	—
Transition obligation	(1)	(4)
Net actuarial gain (loss)	339	(225)

Other comprehensive income	85	14,087

Comprehensive income	$167,225	$65,841

	Six Months Ended
	May 1, 2010	May 2, 2009
Income from continuing operations, net of tax	$286,740	$76,339

Foreign currency translation adjustments	3,681	4,174

Change in unrealized holding losses (net of taxes of $16 and $350, respectively) on securities classified as short-term investments	(122)	(2,481)

Change in unrealized holding gains (net of taxes of $54 and $230, respectively) on securities classified as other investments	100	100

Change in unrealized (losses) gains (net of taxes of $1,365 and $2,501, respectively) on derivative instruments designated as cash flow hedges	(8,766)	17,127

Pension plans
Prior service cost	(1)	1
Transition asset (obligation)	1	(8)
Net actuarial gain (loss)	639	(901)

Other comprehensive (loss) income	(4,468)	18,012

Comprehensive income from continuing operations	282,272	94,351

Income from discontinued operations, net of tax	859	364

Comprehensive income	$283,131	$94,715

     The components of accumulated other comprehensive income at May 1, 2010 and October 31, 2009 consisted of the following:

	May 1, 2010	October 31, 2009
Foreign currency translation adjustment	$(3,795)	$(7,476)
Unrealized gain on available-for-sale securities	837	932
Unrealized losses on available-for-sale securities	(503)	(576)
Unrealized (losses) gains on derivative instruments	(3,157)	5,609
Pension plans
Prior service cost	(1)	—
Transition obligation	(48)	(49)
Net actuarial loss	(8,049)	(8,688)

Total accumulated other comprehensive loss	$(14,716)	$(10,248)

     The aggregate fair value of investments with unrealized losses as of May 1, 2010 and October 31, 2009 was $1,099.4 million and $535.3 million, respectively. These unrealized losses are all related to commercial paper that earns lower interest rates than current market rates. None of these investments have been in a loss position for more than twelve months.
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

	Three Months Ended
	May 1, 2010	May 2, 2009
Basic:
Net income	$167,140	$51,754

Weighted-average shares outstanding	297,825	291,227

Earnings per share:	$0.56	$0.18

Diluted:
Net income	$167,140	$51,754

Weighted-average shares outstanding	297,825	291,227
Assumed exercise of common stock equivalents	8,011	1,219

Weighted-average common and common equivalent shares	305,836	292,446

Earnings per share:	$0.55	$0.18

Anti-dilutive common stock equivalents related to outstanding stock options	19,725	60,695

	Six Months Ended
	May 1, 2010	May 2, 2009
Income from continuing operations, net of tax	$286,740	$76,339
Total income from discontinued operations, net of tax	859	364

Net income	$287,599	$76,703

Basic shares:
Weighted-average shares outstanding	296,718	291,207

Earnings per share-basic:
Income from continuing operations, net of tax	$0.97	$0.26
Total income from discontinued operations, net of tax	0.00	0.00

Net income	$0.97	$0.26

Diluted shares:
Weighted-average shares outstanding	296,718	291,207
Assumed exercise of common stock equivalents	8,636	640

Weighted-average common and common equivalent shares	305,354	291,847

Earnings per share-diluted:
Income from continuing operations, net of tax	$0.94	$0.26
Total income from discontinued operations, net of tax	0.00	0.00

Net income	$0.94	$0.26

Anti-dilutive common stock equivalents related to outstanding stock options	19,442	65,811

Note 6 — Special Charges
A summary of the Company’s special charges is as follows:

		Consolidation		Closure of
	Closure of Wafer	of a Wafer	Reduction	Wafer
	Fabrication	Fabrication	of	Fabrication
	Facility	Facility in	Operating	Facility	Total Special
Income Statement	in Sunnyvale	Limerick	Costs	in Cambridge	Charges
Fiscal 2005 Charges:
Workforce reductions	$20,315	$—	$—	$—	$20,315

Total Fiscal 2005 Charges	$20,315	$—	$—	$—	$20,315

Fiscal 2006 Charges:
Facility closure costs	—	—	—	—	—
Abandonment of equipment	—	—	—	—	—
Other items	—	—	—	—	—
Change in estimate	(2,029)	—	—	—	(2,029)
Workforce reductions	—	—	—	—	—

Total Fiscal 2006 Charges	$(2,029)	$—	$—	$—	$(2,029)

Fiscal 2007 Charges:
Facility closure costs	10,288	—	—	—	10,288
Workforce reductions	—	13,748	—	—	13,748
Other items	—	—	—	—	—
Change in estimate	—	—	—	—	—

Total Fiscal 2007 Charges	$10,288	$13,748	$—	$—	$24,036

Fiscal 2008 Charges:
Workforce reductions	—	—	1,627	—	1,627
Change in estimate	—	1,461	—	—	1,461

Total Fiscal 2008 Charges	$—	$1,461	$1,627	$—	$3,088

Fiscal 2009 Charges:
Workforce reductions	—	—	26,583	7,446	34,029
Facility closure costs	—	1,191	2,411	57	3,659
Non-cash impairment charge	—	—	839	14,629	15,468
Other items	—	—	500	—	500

Total Fiscal 2009 Charges	$—	$1,191	$30,333	$22,132	$53,656

Fiscal 2010 Charges:
Workforce reductions	—	—	10,908	—	10,908
Facility closure costs	375	—	—	4,689	5,064
Non-cash impairment charge	—	—	487	—	487
Other items	—	—	24	—	24

Total Fiscal 2010 Charges	$375	$—	$11,419	$4,689	$16,483

		Consolidation		Closure of
		of a Wafer		Wafer
	Closure of Wafer	Fabrication	Reduction of	Fabrication
	Fabrication Facility	Facility in	Operating	Facility	Total Special
Balance Sheet	in Sunnyvale	Limerick	Costs	in Cambridge	Charges
Balance at October 31, 2009	$169	$312	$8,161	$6,690	$15,332

Fiscal 2010 special charges	375	—	11,419	4,689	16,483
Severance payments	—	(155)	(2,464)	(3,029)	(5,648)
Facility closure costs	(169)	—	(261)	(2,025)	(2,455)
Non-cash impairment charge	—	—	(487)	—	(487)
Effect of foreign currency on accrual	—	(10)	(65)	—	(75)

Balance at January 30, 2010	$375	$147	$16,303	$6,325	$23,150

Severance payments	—	(147)	(4,890)	(1,140)	(6,177)
Facility closure costs	(375)	—	(184)	(674)	(1,233)
Other payments	—	—	(24)	—	(24)
Effect of foreign currency on accrual	—	—	(72)	—	(72)

Balance at May 1, 2010	$—	$—	$11,133	$4,511	$15,644

Closure of Wafer Fabrication Facility in Sunnyvale
     The Company ceased production at its California wafer fabrication facility in November 2006. The Company has been paying the related lease obligation costs on a monthly basis over the remaining lease term, which expired in March 2010. A one-time settlement charge of $0.4 million was recorded in the first quarter of fiscal 2010 related to the termination of the lease. The Company does not expect to incur any additional charges related to this action.
Consolidation of a Wafer Fabrication Facility in Limerick
     In fiscal 2007, the Company recorded a special charge of $13.7 million as a result of its decision to only use eight-inch technology at its wafer fabrication facility in Limerick. Certain manufacturing processes and products produced on the Limerick facility’s six-inch production line have transitioned to the Company’s existing eight-inch production line in Limerick while others have transitioned to external foundries. The charge was for severance and fringe benefit costs recorded in accordance with the Company’s ongoing benefit plan for 150 manufacturing employees associated with this action. The Company terminated the employment of all employees associated with these programs and has paid out all amounts owed to employees as severance. During fiscal 2008, the Company recorded an additional charge of $1.5 million related to this action, of which $1.2 million was an adjustment to the original estimate of the severance costs and $0.3 million was for clean-up and closure costs that were expensed as incurred. During fiscal 2009, the Company recorded additional charges of $1.2 million for clean-up and closure costs that were expensed as incurred. The production in the six-inch wafer fabrication facility ceased during the fourth quarter of fiscal 2009. The Company does not expect to incur any further charges related to this action.
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

     During fiscal 2009, the Company recorded an additional charge of $30.3 million related to this cost reduction action. Approximately $2.1 million of this charge was for lease obligation costs for facilities that the Company ceased using during the first quarter of fiscal 2009; approximately $0.9 million was for the write-off of property, plant and equipment no longer used as a result of this action; and approximately $0.8 million was for contract termination costs and for clean-up and closure costs that were expensed as incurred. The remaining $26.5 million related to the severance and fringe benefit costs recorded in accordance with the Company’s ongoing benefit plan or statutory requirements at foreign locations for 245 manufacturing employees and 302 engineering and SMG&A employees. As of May 1, 2010, the Company still employed 1 of the 547 employees included in this cost reduction action. This employee must continue to be employed by the Company until his employment is involuntarily terminated in order to receive the severance benefit.
     During the first quarter of fiscal 2010, the Company recorded an additional charge of $11.4 million related to the further reduction of its operating cost structure. Approximately $10.9 million of this charge was for severance and fringe benefit costs recorded in accordance with the Company’s ongoing benefit plan or statutory requirements at foreign locations for 149 engineering and SMG&A employees. As of May 1, 2010, the Company still employed 45 of the 149 employees included in this cost reduction action. These employees must continue to be employed by the Company until their employment is involuntarily terminated in order to receive the severance benefit. Approximately $0.5 million of the charge relates to the Company’s decision to abandon efforts to develop a particular expertise in power management, resulting in the impairment of related intellectual property.
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
     The Company finished production in the Cambridge wafer fabrication facility and began clean-up activities during the fourth quarter of fiscal 2009. During the fourth quarter of fiscal 2009, the Company reversed approximately $1.8 million of its severance accrual. The accrual reversal was required because 51 employees either voluntarily left the Company or found alternative employment within the Company. In addition, the Company recorded a special charge of approximately $1.7 million for the impairment of manufacturing assets that were originally going to be moved to the Company’s other wafer fabrication facilities but are no longer needed at those facilities and therefore have no future use. The Company also recorded a special charge of $0.1 million for clean-up costs as the Company began its cleanup of the Cambridge wafer fabrication facility at the end of the fourth quarter of fiscal 2009. As of May 1, 2010, the Company still employed 2 of the employees included in this action. These employees must continue to be employed by the Company until their employment is involuntarily terminated in order to receive the severance benefit.
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

	Three Months Ended			Three Months Ended
	May 1, 2010			May 2, 2009
		% of			% of
	Revenue	Revenue*	Y/Y%	Revenue	Revenue
Industrial	$316,203	47%	54%	$205,176	43%
Automotive	83,472	12%	105%	40,708	9%
Consumer	119,518	18%	45%	82,368	17%
Communications	133,480	20%	(1%)	134,625	28%
Computer	15,567	2%	31%	11,871	3%

Total revenue	$668,240	100%	41%	$474,748	100%

*	The sum of the individual percentages may not equal the total due to rounding.

	Six Months Ended			Six Months Ended
	May 1, 2010			May 2, 2009
		% of			% of
	Revenue	Revenue	Y/Y%	Revenue	Revenue
Industrial	$579,193	46%	36%	$426,452	45%
Automotive	156,529	12%	94%	80,495	8%
Consumer	236,591	19%	50%	158,071	17%
Communications	269,857	21%	4%	260,668	27%
Computer	29,053	2%	13%	25,631	3%

Total revenue	$1,271,223	100%	34%	$951,317	100%

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

	Three Months Ended			Three Months Ended
	May 1, 2010			May 2, 2009
		% of			% of
	Revenue	Revenue*	Y/Y%	Revenue	Revenue*
Converters	$305,068	46%	28%	$239,103	50%
Amplifiers / Radio frequency	171,098	26%	37%	124,458	26%
Other analog	87,439	13%	98%	44,055	9%

Subtotal analog signal processing	563,605	84%	38%	407,616	86%
Power management & reference	46,481	7%	65%	28,177	6%

Total analog products	$610,086	91%	40%	$435,793	92%

Digital signal processing	58,154	9%	49%	38,955	8%

Total revenue	$668,240	100%	41%	$474,748	100%

*	The sum of the individual percentages may not equal the total due to rounding.

	Six Months Ended			Six Months Ended
	May 1, 2010			May 2, 2009
		% of			% of
	Revenue	Revenue*	Y/Y%	Revenue	Revenue*
Converters	$595,780	47%	26%	$474,064	50%
Amplifiers / Radio frequency	319,152	25%	25%	255,236	27%
Other analog	159,933	13%	87%	85,326	9%

Subtotal analog signal processing	1,074,865	85%	32%	814,626	86%
Power management & reference	85,677	7%	58%	54,302	6%

Total analog products	$1,160,542	91%	34%	$868,928	91%

Digital signal processing	110,681	9%	34%	82,389	9%

Total revenue	$1,271,223	100%	34%	$951,317	100%

*	The sum of the individual percentages may not equal the total due to rounding.
Revenue Trends by Geographic Region
     Revenue by geographic region, based upon customer location, for the three- and six-month periods ended May 1, 2010 and May 2, 2009 was as follows:

	Three Months Ended		Six Months Ended
Region	May 1, 2010	May 2, 2009	May 1, 2010	May 2, 2009
United States	$128,360	$97,055	$245,323	$204,387
Rest of North and South America	37,984	20,456	67,863	39,753
Europe	175,930	120,855	317,996	248,600
Japan	105,871	71,535	216,221	144,269
China	109,001	99,345	215,523	189,057
Rest of Asia	111,094	65,502	208,297	125,251

Total revenue	$668,240	$474,748	$1,271,223	$951,317

     In the three- and six-month periods ended May 1, 2010, the predominant countries comprising “Rest of North and South America” are Canada and Mexico; the predominant countries comprising “Europe” are Germany, Sweden, France and the United Kingdom; and the predominant countries comprising “Rest of Asia” are Taiwan and Korea.
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

     Level 3 — Level 3 inputs are unobservable inputs for the asset or liability in which there is little, if any, market activity for the asset or liability at the measurement date. As of May 1, 2010, the Company held no assets or liabilities valued using Level 3 inputs.
     The table below sets forth by level the Company’s financial assets and liabilities that were accounted for at fair value as of May 1, 2010. The table does not include cash on hand and also does not include assets and liabilities that are measured at historical cost or any basis other than fair value.

		Fair Value measurement at
		Reporting Date using:
	Portion of
	Carrying	Quoted Prices	Significant
	Value	in Active	Other
	Measured at	Markets for	Observable
	Fair Value	Identical Assets	Inputs
	May 1, 2010	(Level 1)	(Level 2)
Assets
Cash Equivalents:
Institutional money market funds	$900,027	$900,027	$—
Corporate Obligations	84,971	—	84,971
Euro time deposits	4,018	—	4,018
Short–term investments:
Corporate obligations	1,378,367	—	1,378,367
Other Assets:
Forward foreign currency exchange contracts	46	—	46
Deferred compensation investments	9,059	9,059	—
Other investments	1,640	1,640	—
Interest rate swap agreements	9,630	—	9,630

Total assets measured at fair value	$2,387,758	$910,726	$1,477,032

Liabilities
Forward foreign currency exchange contracts (1)	$4,019	$—	$4,019
Long-term debt	383,306	—	383,306

Total liabilities measured at fair value	$387,325	$—	$387,325

(1)	The Company has a master netting arrangement by counterparty with respect to derivative contracts. Contracts in an asset position of $1.8 million have been netted against contracts in a liability position in the condensed consolidated balance sheet.
     The amortized cost of the Company’s investments classified as available for sale as of May 1, 2010 and October 31, 2009 was $1,234.0 and $1,137.9 million, respectively. These investments represent corporate obligations which have maturities of less than one year.
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
     Long-term debt — The fair value of long-term debt is based on quotes received from third party banks.

     Interest rate swap agreements — The fair value of interest rate swap agreements is based on quotes received from third party banks. These values represent the estimated amount the Company would receive or pay to terminate the agreements taking into consideration current interest rates as well as the creditworthiness of the counterparty.
     Forward foreign currency exchange contracts — The estimated fair value of forward foreign currency exchange contracts, which includes derivatives that are accounted for as cash flow hedges and those that are not designated as cash flow hedges, is based on the estimated amount the Company would receive to sell these agreements at the reporting date taking into consideration current interest rates as well as the creditworthiness of the counterparty for assets and the Company’s creditworthiness for liabilities.
Note 9 — Derivatives
     Foreign Exchange Exposure Management — The Company enters into forward foreign currency exchange contracts to offset certain operational and balance sheet exposures from the impact of changes in foreign currency exchange rates. Such exposures result from the portion of the Company’s operations, assets and liabilities that are denominated in currencies other than the U.S. dollar, primarily the Euro; other exposures include the Philippine Peso and the British Pound. These foreign currency exchange contracts are entered into to support transactions made in the normal course of business, and accordingly, are not speculative in nature. The contracts are for periods consistent with the terms of the underlying transactions, generally one year or less. Hedges related to anticipated transactions are designated and documented at the inception of the respective hedges as cash flow hedges and are evaluated for effectiveness monthly. Derivative instruments are employed to eliminate or minimize certain foreign currency exposures that can be confidently identified and quantified. As the terms of the contract and the underlying transaction are matched at inception, forward contract effectiveness is calculated by comparing the change in fair value of the contract to the change in the forward value of the anticipated transaction, with the effective portion of the gain or loss on the derivative instrument reported as a component of accumulated other comprehensive (loss) income (OCI) in shareholders’ equity and reclassified into earnings in the same period during which the hedged transaction affects earnings. Any residual change in fair value of the instruments, or ineffectiveness, is recognized immediately in other income/expense. Additionally, the Company enters into forward foreign currency contracts that economically hedge the gains and losses generated by the remeasurement of certain recorded assets and liabilities in a non-functional currency. Changes in the fair value of these undesignated hedges are recognized in other income/expense immediately as an offset to the changes in the fair value of the asset or liability being hedged. As of May 1, 2010, the total notional amount of these undesignated hedges was $56.9 million. The fair value of these hedging instruments in the Company’s condensed consolidated balance sheet as of May 1, 2010 was $0.2 million.
     Interest Rate Exposure Management — On June 30, 2009, the Company entered into interest rate swap transactions related to its outstanding 5% senior unsecured notes where the Company swapped the notional amount of its $375 million of fixed rate debt at 5.0% into floating interest rate debt through July 1, 2014. Under the terms of the swaps, the Company will (i) receive on the $375 million notional amount a 5.0% annual interest payment that is paid in two installments on the 1st of every January and July, commencing January 1, 2010 through and ending on the maturity date; and (ii) pay on the $375 million notional amount an annual three-month LIBOR plus 2.05% (2.34% as of May 1, 2010) interest payment, payable in four installments on the 1st of every January, April, July and October, commencing on October 1, 2009 and ending on the maturity date. The LIBOR based rate is set quarterly three months prior to the date of the interest payment. The Company designated these swaps as fair value hedges. The fair value of the swaps at inception were zero and subsequent changes in the fair value of the interest rate swaps were reflected in the carrying value of the interest rate swaps on the balance sheet. The carrying value of the debt on the balance sheet was adjusted by an equal and offsetting amount. The gain or loss on the hedged item (that is fixed-rate borrowings) attributable to the hedged benchmark interest rate risk and the offsetting gain or loss on the related interest rate swaps as of May 1, 2010 is as follows:

	Gain/(Loss) on	Gain/(Loss)	Net Income
Income Statement Classification	Swaps	on Note	Effect
Other income	$9,630	$(9,630)	$—
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
     The total notional amount of derivative instruments designated as hedging instruments as of May 1, 2010 is as follows: $375 million of interest rate swap agreements accounted for as fair value hedges, and $133.7 million of cash flow hedges denominated in Euros, British Pounds and Philippine Pesos. The fair value of these hedging instruments in the Company’s condensed consolidated balance sheet as of May 1, 2010 was as follows:

	Balance Sheet Location	Fair Value
Interest rate swap agreements	Other Assets	$9,630
Forward foreign currency exchange contracts	Prepaid expenses and other current assets	$46
	Accrued liabilities	$4,180
     The effect of derivative instruments designated as cash flow hedges on the condensed consolidated statement of income for the three and six months ended May 1, 2010 was as follows:

	Three Months	Six Months
	Ended	Ended
	May 1, 2010	May 1, 2010
Loss recognized in OCI on derivative, net of tax of $156 and $1,573, respectively	$(888)	$(10,290)
(Loss) gain reclassified from OCI into income, net of tax of $153 and $208, respectively	$(873)	$1,524
     The amounts reclassified into earnings before tax are recognized in cost of sales and operating expenses as follows: for the three-month period ended May 1, 2010, $0.1 million in cost of sales, $0.5 million in research and development and $0.4 million in selling, marketing, general and administrative; and for the six-month period ended May 1, 2010, $1.3 million in cost of sales, $0.2 million in research and development and $0.2 million in selling, marketing, general and administrative. All derivative gains included in OCI will be reclassified into earnings within the next 12 months. Ineffectiveness was immaterial for the three and six months ended May 1, 2010.
Note 10 — Goodwill and Intangible Assets
Goodwill
     The Company annually evaluates goodwill for impairment as well as whenever events or changes in circumstances suggest that the carrying value of goodwill may not be recoverable. The Company tests goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the fourth quarter or more frequently if indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company generally determines the fair value of its reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. No impairment of goodwill resulted from the Company’s most recent impairment evaluation of goodwill, which occurred in the fourth quarter of fiscal 2009. No impairment of goodwill resulted in any of the fiscal years presented. The Company’s next annual impairment assessment will be made in the fourth quarter of fiscal 2010 unless indicators arise that would require the Company to reevaluate at an earlier date. The following table presents the changes in goodwill during the first six months of fiscal 2010:

Six Months
Ended
May 1, 2010
Balance at beginning of period	$250,881
Foreign currency translation adjustment	4,657

Balance at end of period	$255,538

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
     Intangible assets, which will continue to be amortized, consisted of the following:

	May 1, 2010		October 31, 2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Technology-based	$39,958	$38,134	$39,924	$34,213
Tradename	1,496	1,496	1,478	1,478
Customer Relationships	4,978	4,222	5,181	4,037
Other	6,603	6,603	6,582	6,582

Total	$53,035	$50,455	$53,165	$46,310

     Intangible assets are amortized on a straight-line basis over their estimated useful lives or on an accelerated method of amortization that is expected to reflect the estimated pattern of economic use. The remaining amortization expense will be recognized over a weighted-average period of approximately 0.7 years.
     Amortization expense was $1.8 million and $1.5 million for the three-month periods ended May 1, 2010 and May 2, 2009, respectively and $3.6 million and $3.5 million for the six-month periods ended May 1, 2010 and May 2, 2009.
     The Company expects amortization expense for these intangible assets to be:

Fiscal	Amortization
Year	Expense
Remainder of 2010	$1,285
2011	$1,295

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
     Net periodic pension cost of non-U.S. plans is presented in the following table:

	Three Months Ended
	May 1, 2010	May 2, 2009
Service cost	$1,478	$1,530
Interest cost	2,401	2,277
Expected return on plan assets	(2,772)	(2,556)
Amortization of prior service cost	—	1
Amortization of initial net asset	(7)	(9)
Amortization of net gain	(25)	(124)

Net periodic pension cost	$1,075	$1,119

	Six Months Ended
	May 1, 2010	May 2, 2009
Service cost	$2,985	$3,082
Interest cost	4,865	4,578
Expected return on plan assets	(5,621)	(5,139)
Amortization of prior service cost	—	2
Amortization of initial net asset	(14)	(19)
Amortization of net gain	(49)	(249)

Net periodic pension cost	$2,166	$2,255

     Pension contributions of $2.1 million and $25.3 million were made by the Company during the three and six months ended May 1, 2010. The Company presently anticipates contributing an additional $3.4 million to fund its defined benefit pension plans in fiscal year 2010 for a total of $28.7 million.
Note 12 — Revolving Credit Facility
     As of May 1, 2010, the Company had $2,386.7 million of cash and cash equivalents and short term investments, of which $728.2 million was held in the United States. The balance of the Company’s cash and cash equivalents and short term investments was held outside the United States in various foreign subsidiaries. As the Company intends to reinvest certain of its foreign earnings indefinitely, this cash is not available to meet certain of the Company’s cash requirements in the United States, including for cash dividends and common stock repurchases. The Company entered into a five-year, $165 million unsecured revolving credit facility with certain institutional lenders in May 2008. To date, the Company has not borrowed under this credit facility but the Company may borrow in the future and use the proceeds for support of commercial paper issuance, stock repurchases, dividend payments, acquisitions, capital expenditures, working capital and other lawful corporate purposes. Any advances under this credit agreement will accrue interest at rates that are equal to LIBOR plus a margin that is based on the Company’s leverage ratio. The terms of this facility also include financial covenants that require the Company to maintain a minimum interest coverage ratio and not exceed a maximum leverage ratio. As of May 1, 2010, the Company is compliant with these covenants. The terms of the facility also impose restrictions on the Company’s ability to undertake certain transactions, to create certain liens on assets and to incur certain subsidiary indebtedness.

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
     On June 30, 2009, the Company entered into interest rate swap transactions where the Company swapped the notional amount of its $375 million of fixed rate debt at 5.0% into floating interest rate debt through July 1, 2014. Under the terms of the swaps, the Company will (i) receive on the $375 million notional amount a 5.0% annual interest payment that is paid in two installments on the 1st of every January and July, commencing January 1, 2010 through and ending on the maturity date; and (ii) pay on the $375 million notional amount an annual three-month LIBOR plus 2.05% (2.34% as of May 1, 2010) interest payment, payable in four installments on the 1st of every January, April, July and October, commencing on October 1, 2009 and ending on the maturity date. The LIBOR based rate is set quarterly three months prior to the date of the interest payment. The Company designated these swaps as fair value hedges. The changes in the fair value of the interest rate swaps were reflected in the carrying value of the interest rate swaps in other assets on the balance sheet. The carrying value of the debt on the balance sheet was adjusted by an equal and offsetting amount.
Note 14 — Common Stock Repurchase
     The Company’s common stock repurchase program has been in place since August 2004. In the aggregate, the Board of Directors has authorized the Company to repurchase $4 billion of the Company’s common stock under the program. Under the program, the Company may repurchase outstanding shares of its common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of the Company’s Board of Directors, the repurchase program will expire when the Company has repurchased all shares authorized under the program. As of May 1, 2010, the Company had repurchased a total of approximately 114.7 million shares of its common stock for approximately $3,908.4 million under this program. An additional $91.6 million remains available for repurchase of shares under the current authorized program. The repurchased shares are held as authorized but unissued shares of common stock. Any future common stock repurchases will be dependent upon several factors including the amount of cash available to the Company in the United States, and the Company’s financial performance, outlook and liquidity. The Company also from time to time repurchases shares in settlement of employee tax withholding obligations due upon the vesting of restricted stock or restricted stock units, or in certain limited circumstances to satisfy the exercise price of options granted to the Company’s employees under the Company’s equity compensation plans.
Note 15 — Discontinued Operations
     In November 2007, the Company entered into a purchase and sale agreement with certain subsidiaries of ON Semiconductor Corporation to sell the Company’s CPU voltage regulation and PC thermal monitoring business which consisted of core voltage regulator products for the central processing unit in computing and gaming applications and temperature sensors and fan-speed controllers for managing the temperature of the central processing unit. In connection with the purchase and sale agreement, $7.5 million was placed into escrow and was excluded from the gain calculations. During the third quarter of fiscal 2008, additional proceeds were released from escrow and an additional pre-tax gain of $6.6 million, or $3.8 million net of tax, was recorded as a gain on sale of discontinued operations. Additionally, at the time of the sale, the Company entered into a one-year manufacturing supply agreement with a subsidiary of ON Semiconductor Corporation for an additional $37 million. The Company has allocated the proceeds from this arrangement based on the fair value of the two elements of this transaction: (i) the sale of a business and (ii) the obligation to manufacture product for a one-year period. As a result, $85 million was recorded as a liability related to the manufacturing supply agreement, all of which has been utilized. The liability was included in current liabilities of discontinued operations on the Company’s consolidated balance sheet. The Company recorded the revenue associated with this manufacturing supply agreement in discontinued operations. In the first quarter of fiscal 2010, additional proceeds of $1 million were released from escrow and, $0.6 million net of tax, was recorded as additional gain from the sale of discontinued operations. The Company does not expect any additional proceeds from this sale.
     In September 2007, the Company entered into a definitive agreement to sell its Baseband Chipset Business to MediaTek Inc. The decision to sell the Baseband Chipset Business was due to the Company’s decision to focus its resources in areas where its signal processing expertise can provide unique capabilities and earn superior returns. The cash proceeds received were net of a refundable withholding tax of $62 million. In connection with the purchase and sale agreement, $10 million was placed into escrow and was excluded from the gain calculations. The Company made additional cash payments of $1.7 million during fiscal 2009 related to retention payments for employees who transferred to MediaTek Inc. and for the reimbursement of intellectual property license fees incurred by MediaTek Inc. In the first quarter of fiscal 2010, the Company received cash proceeds of $62 million as a result of the refund of the withholding tax and also recorded an additional gain on sale of $0.3 million, or $0.2 million net of tax, due to the settlement of certain items at less than the amounts accrued. The Company may receive additional proceeds of up to $10 million, currently held in escrow, upon the resolution of certain contingent items, which would be recorded as additional gain from the sale of discontinued operations.
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

	Six Months Ended
	May 1, 2010	May 2, 2009
Total revenue	$—	$10,332
Cost of sales	—	10,847
Operating expenses	—	15
Gain on sale of discontinued operations	1,316	—

Gain (loss) before income taxes	1,316	(530)
Provision for (benefit from) income taxes	457	(894)

Total income from discontinued operations, net of tax	$859	$364

	May 1, 2010	October 31, 2009
Refundable foreign withholding tax	$—	$62,037

Total assets reclassified to non-current assets of discontinued operations	$—	$62,037

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
Note 17 — New Accounting Pronouncements
Subsequent Events
     In February 2010, FASB issued ASU No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements (ASC Topic 855) – Subsequent Events. The ASU amends the subsequent events disclosure guidance. The amendments include a definition of an SEC filer, require an SEC filer to evaluate subsequent events through the date the financial statements are issued, and remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. ASU 2010-09 was effective upon issuance. The adoption of this guidance required additional disclosures but did not have a material impact on the Company’s consolidated results of operations and financial position.
Fair Value Measurements and Disclosures
     In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (ASC Topic 820) — Improving Disclosures About Fair Value Measurements. The ASU requires new disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The new disclosures and clarifications of existing disclosures were effective for the Company’s first quarter of fiscal year 2010, except for the disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, which are effective for the Company’s first quarter of fiscal year 2012. The adoption of this new guidance required additional disclosures but did not have a material impact on the Company’s consolidated results of operations and financial position.
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
Note 18 — Subsequent Event
     On May 17, 2010, the Company’s Board of Directors declared a cash dividend of $0.22 per outstanding share of common stock. The dividend will be paid on June 16, 2010 to all shareholders of record at the close of business on May 28, 2010.

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
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations, including in particular the section entitled “Outlook,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections regarding our future financial performance, particularly in light of the recent global credit and financial market crisis; our anticipated growth and trends in our businesses, our future capital needs and capital expenditures; our future market position and expected competitive changes in the marketplace for our products; our ability to innovate new products and technologies; the timing or the effectiveness of our efforts to refocus our operations and reduce our cost structure and the expected amounts of any cost savings related to those efforts; our ability to access credit or capital markets; our ability to pay dividends or repurchase stock; our ability to service our outstanding debt; our expected tax rate; the future actions of our third-party suppliers; the expected outcomes of intellectual property and litigation matters; potential acquisitions or divestitures; the expected activities of our key personnel; the effect of new accounting pronouncements and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified in Part II, Item 1A. Risk Factors and elsewhere in our Quarterly Report on Form 10-Q. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements except to the extent required by law.
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
Results of Operations
(all tabular amounts in thousands except per share amounts and percentages)
Overview

	Three Months Ended		Six Months Ended
	May 1, 2010	May 2, 2009	May 1, 2010	May 2, 2009
Revenue	$668,240	$474,748	$1,271,223	$951,317
Gross margin %	65.0%	55.1%	63.2%	55.8%
Income from continuing operations, net of tax	$167,140	$51,754	$286,740	$76,339
Income from continuing operations, net of tax as a % of revenue	25.0%	10.9%	22.6%	8.0%
Diluted EPS from continuing operations	$0.55	$0.18	$0.94	$0.26
Diluted EPS	$0.55	$0.18	$0.94	$0.26

     The year-to-year increases in revenue for the three and six months ended May 1, 2010 were a result of a resurgence in economic activity from the low levels achieved during 2009 as a result of the general economic downturn following the global credit and financial crisis. The year-to-year revenue changes by end market and product category are more fully outlined below under Revenue Trends by End Market and Revenue Trends by Product Type.
     In the second quarter of fiscal 2010, our revenue increased 41% from the second quarter of fiscal 2009 and our diluted earnings per share from continuing operations increased from $0.18 to $0.55. Cash flow from operations in the first six months of fiscal 2010 was $492.1 million, or 39% of revenue. In addition, we received $169.2 million in net proceeds related to employee stock option exercises and distributed $118.4 million to our shareholders in dividend payments. These factors contributed to the net increase in cash, cash equivalents and short-term investments of $570.8 million in the first six months of fiscal 2010.
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

	Three Months Ended			Three Months Ended
	May 1, 2010			May 2, 2009
		% of			% of
	Revenue	Revenue*	Y/Y%	Revenue	Revenue
Industrial	$316,203	47%	54%	$205,176	43%
Automotive	83,472	12%	105%	40,708	9%
Consumer	119,518	18%	45%	82,368	17%
Communications	133,480	20%	(1%)	134,625	28%
Computer	15,567	2%	31%	11,871	3%

Total revenue	$668,240	100%	41%	$474,748	100%

*	The sum of the individual percentages may not equal the total due to rounding.

	Six Months Ended			Six Months Ended
	May 1, 2010			May 2, 2009
		% of			% of
	Revenue	Revenue	Y/Y%	Revenue	Revenue
Industrial	$579,193	46%	36%	$426,452	45%
Automotive	156,529	12%	94%	80,495	8%
Consumer	236,591	19%	50%	158,071	17%
Communications	269,857	21%	4%	260,668	27%
Computer	29,053	2%	13%	25,631	3%

Total revenue	$1,271,223	100%	34%	$951,317	100%

     Industrial — The year-to-year increase in revenue in both the three- and six-month periods ended May 1, 2010 in industrial end market revenue was primarily the result of a broad-based increase in demand in this end market, which was most significant for products sold into the instrumentation and automation sectors of this end market.

     Automotive — The year-to-year increase in revenue in both the three- and six-month periods ended May 1, 2010 in automotive end market revenue was primarily the result of increased demand due to various government-initiated incentive programs and inventory replenishment in this end market.
     Consumer — The year-to-year increase in revenue in both the three- and six-month periods ended May 1, 2010 in consumer end market revenue was primarily the result of a broad-based increase in demand for products used in digital cameras, home entertainment and other consumer applications in this end market.
     Communications — The year-to-year slight decrease in revenue in the three-month period ended May 1, 2010 in communications end market revenue was the result of a decrease in sales in the base station end market sector, partially offset by an increase in sales in the infrastructure and handset sectors. The year-to-year increase in revenue in the six-month period ended May 1, 2010 in communications end market revenue was the result of increases in sales in the infrastructure and handset sectors, partially offset by a sales reduction in the base station end market sector.
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

	Three Months Ended			Three Months Ended
	May 1, 2010			May 2, 2009
		% of			% of
	Revenue	Revenue*	Y/Y%	Revenue	Revenue*
Converters	$305,068	46%	28%	$239,103	50%
Amplifiers / Radio frequency	171,098	26%	37%	124,458	26%
Other analog	87,439	13%	98%	44,055	9%

Subtotal analog signal processing	563,605	84%	38%	407,616	86%
Power management & reference	46,481	7%	65%	28,177	6%

Total analog products	$610,086	91%	40%	$435,793	92%

Digital signal processing	58,154	9%	49%	38,955	8%

Total revenue	$668,240	100%	41%	$474,748	100%

*	The sum of the individual percentages may not equal the total due to rounding.

	Six Months Ended			Six Months Ended
	May 1, 2010			May 2, 2009
		% of			% of
	Revenue	Revenue*	Y/Y%	Revenue	Revenue*
Converters	$595,780	47%	26%	$474,064	50%
Amplifiers / Radio frequency	319,152	25%	25%	255,236	27%
Other analog	159,933	13%	87%	85,326	9%

Subtotal analog signal processing	1,074,865	85%	32%	814,626	86%
Power management & reference	85,677	7%	58%	54,302	6%

Total analog products	$1,160,542	91%	34%	$868,928	91%

Digital signal processing	110,681	9%	34%	82,389	9%

Total revenue	$1,271,223	100%	34%	$951,317	100%

*	The sum of the individual percentages may not equal the total due to rounding.

     The year-to-year increases in total revenue in the three- and six-month periods ended May 1, 2010 were the result of a broad-based increase in sales across all of our product categories.
Revenue Trends by Geographic Region
     Revenue by geographic region, based upon customer location, for the three- and six-month periods ended May 1, 2010 and May 2, 2009 was as follows:

	Three Months Ended		Six Months Ended
Region	May 1, 2010	May 2, 2009	May 1, 2010	May 2, 2009
United States	$128,360	$97,055	$245,323	$204,387
Rest of North and South America	37,984	20,456	67,863	39,753
Europe	175,930	120,855	317,996	248,600
Japan	105,871	71,535	216,221	144,269
China	109,001	99,345	215,523	189,057
Rest of Asia	111,094	65,502	208,297	125,251

Total revenue	$668,240	$474,748	$1,271,223	$951,317

     In the three- and six-month periods ended May 1, 2010, the predominant countries comprising “Rest of North and South America” are Canada and Mexico; the predominant countries comprising “Europe” are Germany, Sweden, France and the United Kingdom; and the predominant countries comprising “Rest of Asia” are Taiwan and Korea.
     In the three- and six-month periods ended May 2, 2009, the predominant countries comprising “Rest of North and South America” are Canada and Mexico; the predominant countries comprising “Europe” are Germany, Sweden, France and Italy; and the predominant countries comprising “Rest of Asia” are Taiwan and Korea.
     Sales increased in all geographic regions in the second quarter of fiscal 2010 as compared to the second quarter of fiscal 2009, with sales in Europe and the Rest of Asia experiencing the largest increases.
     Sales increased in all geographic regions in the first six months of fiscal 2010 as compared to the first six months of fiscal 2009, with sales in Rest of Asia and Japan experiencing the largest increases.
Gross Margin

	Three Months Ended		Six Months Ended
	May 1, 2010	May 2, 2009	May 1, 2010	May 2, 2009
Gross margin	$434,515	$261,552	$802,991	$530,554
Gross margin %	65.0%	55.1%	63.2%	55.8%
     Gross margin percentage was higher by 990 basis points in the second quarter of fiscal 2010 as compared to the second quarter of fiscal 2009 primarily as a result of an increase in sales of $193.5 million, increased operating levels in our manufacturing facilities and the impact of savings realized as a result of wafer fabrication consolidation actions. Additionally, a higher proportion of our revenues were from products sold into the industrial end market which earn higher margins as compared to products in our other end markets.
     Gross margin percentage was higher by 740 basis points in the six months ended May 1, 2010 as compared to the six months ended May 2, 2009, primarily as a result of an increase in sales of $319.9 million, increased operating levels in our manufacturing facilities and the impact of savings realized as a result of wafer fabrication consolidation actions.
Stock-Based Compensation Expense
     As of May 1, 2010, the total compensation cost related to unvested equity awards not yet recognized in our statement of income was approximately $122.7 million (before tax consideration), which we will recognize over a weighted average period of 1.6 years. See Note 3 in the Notes to our Condensed Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q for further information.
Research and Development

	Three Months Ended		Six Months Ended
	May 1, 2010	May 2, 2009	May 1, 2010	May 2, 2009
R&D expenses	$122,780	$109,448	$237,178	$229,276
R&D expenses as a % of revenue	18.4%	23.1%	18.7%	24.1%
     Research and development, or R&D, expenses increased $13.3 million, or 12%, in the second quarter of fiscal 2010 as compared to the second quarter of fiscal 2009, and increased $7.9 million, or 3%, in the six months ended May 1, 2010 as compared to the six months ended May 2, 2009. The increase was primarily the result of an increase in variable compensation expense, which is a variable expense linked to our overall profitability, partially offset by the impact of actions we took over the past six quarters to control discretionary spending and permanently reduce operating expenses.
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
Selling, Marketing, General and Administrative

	Three Months Ended		Six Months Ended
	May 1, 2010	May 2, 2009	May 1, 2010	May 2, 2009
SMG&A expenses	$97,660	$82,276	$186,141	$170,122
SMG&A expenses as a % of revenue	14.6%	17.3%	14.6%	17.9%
     Selling, marketing, general and administrative, or SMG&A, expenses increased $15.4 million, or 19%, in the second quarter of fiscal 2010 as compared to the second quarter of fiscal 2009, and increased $16.0 million, or 9%, in the six months ended May 1, 2010 as compared to the same period of fiscal 2009. The increase was primarily the result of an increase in variable compensation expense, which is a variable expense linked to our overall profitability, and higher sales commission expenses which are variable expenses linked to our sales. These increases were offset by the impact of actions we took over the past six quarters to control discretionary spending and permanently reduce operating expenses.
Special Charges
     The following is a summary of the restructuring actions we have taken over the last several years.
Closure of Wafer Fabrication Facility in Sunnyvale
     We ceased production at our California wafer fabrication facility in November 2006. We have been paying the related lease obligation costs on a monthly basis over the remaining lease term, which expired in March 2010. We recorded a one-time settlement charge of $0.4 million in the first quarter of fiscal 2010 related to the termination of the lease. We do not expect to incur any additional charges related to this action.
Consolidation of a Wafer Fabrication Facility in Limerick
     In fiscal 2007, we recorded a special charge of $13.7 million as a result of our decision to only use eight-inch technology at our wafer fabrication facility in Limerick. Certain manufacturing processes and products produced on the Limerick facility’s six-inch production line have transitioned to our existing eight-inch production line in Limerick while others have transitioned to external foundries. The charge was for severance and fringe benefit costs recorded in accordance with our ongoing benefit plan for 150 manufacturing employees associated with this action. We terminated the employment of all employees associated with these programs and have paid out all amounts owed to employees as severance. During fiscal 2008, we recorded an additional charge of $1.5 million related to this action, of which $1.2 million was an adjustment to the original estimate of the severance costs and $0.3 million was for clean-up and closure costs that we expensed as incurred. During fiscal 2009, we recorded additional charges of $1.2 million for clean-up and closure costs that we expensed as incurred. The production in the six-inch wafer fabrication facility ceased during the fourth quarter of fiscal 2009. We do not expect to incur any further charges related to this action. We estimate that the closure of this facility will result in annual cost savings of approximately $25 million per year, which we began realizing in the first quarter of fiscal 2010. These savings are recorded in cost of sales, of which approximately $1 million relates to non-cash depreciation savings.
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
     During fiscal 2009, we recorded an additional charge of $30.3 million related to this cost reduction action. Approximately $2.1 million of this charge was for lease obligation costs for facilities that we ceased using during the first quarter of fiscal 2009; approximately $0.9 million was for the write-off of property, plant and equipment no longer used as a result of this action; and approximately $0.8 million was for contract termination costs and for clean-up and closure costs that we expensed as incurred. The remaining $26.5 million related to the severance and fringe benefit costs recorded in accordance with our ongoing benefit plan or statutory requirements at foreign locations, for 245 manufacturing employees and 302 engineering and SMG&A employees. As of May 1, 2010, we still employed 1 of the 547 employees included in this cost reduction action. This employee must continue to be employed by us until his employment is involuntarily terminated in order to receive the severance benefit. This cost reduction action, which was substantially completed during the second quarter of fiscal 2009, resulted in annual savings of approximately $36.4 million. These annual savings are being realized as follows: approximately $31.6 million in SMG&A expenses and approximately $4.8 million in cost of sales.
     During the first quarter of fiscal 2010, we recorded an additional charge of $11.4 million related to the further reduction of our operating cost structure. Approximately $10.9 million of this charge was for severance and fringe benefit costs recorded in accordance with our ongoing benefit plan or statutory requirements at foreign locations for 149 engineering and SMG&A employees. As of May 1, 2010, we still employed 45 of the 149 employees included in this cost reduction action. These employees must continue to be employed by us until their employment is involuntarily terminated in order to receive the severance benefit. Approximately $0.5 million of the charge relates to our decision to abandon efforts to develop a particular expertise in power management, resulting in the impairment of related intellectual property. When fully implemented in the first quarter of fiscal 2011, we estimate that these cost reduction actions will result in quarterly savings of approximately $4 million.
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
     We finished production in the Cambridge wafer fabrication facility and began clean-up activities during the fourth quarter of fiscal 2009. During the fourth quarter of fiscal 2009, we reversed approximately $1.8 million of our severance accrual. The accrual reversal was required because 51 employees either voluntarily left the Company or found alternative employment within the Company. In addition, we recorded a special charge of approximately $1.7 million for the impairment of manufacturing assets that were originally going to be moved to our other wafer fabrication facilities but are no longer needed at those facilities and therefore have no future use. We also recorded a special charge of $0.1 million for clean-up costs as we began our clean-up of the Cambridge wafer fabrication facility at the end of the fourth quarter of fiscal 2009. As of May 1, 2010, we still employed 2 of the employees included in this action. These employees must continue to be employed by us until their employment is involuntarily terminated in order to receive the severance benefit. We estimate that this action will result in annual cost savings of approximately $41 million per year, starting in the third quarter of fiscal 2010. We expect these annual savings to be realized as follows: approximately $40.2 million in cost of sales, of which approximately $4.0 million relates to non-cash depreciation savings, and approximately $0.8 million relates to SMG&A expenses.
     During the first quarter of fiscal 2010, we recorded an additional charge of $4.7 million related to this cost reduction action. Approximately $3.4 million of the charge related to lease obligation costs for the Cambridge wafer fabrication facility, which we ceased using in the first quarter of fiscal 2010, and the remaining $1.3 million of the charge related to clean-up and closure costs. We estimate that these cost reductions will result in quarterly savings of $0.6 million, which we began realizing in the first quarter of fiscal 2010.
Operating Income from Continuing Operations

	Three Months Ended		Six Months Ended
	May 1, 2010	May 2, 2009	May 1, 2010	May 2. 2009
Operating income from continuing operations	$214,075	$57,909	$363,189	$77,500
Operating income from continuing operations as a % of revenue	32.0%	12.2%	28.6%	8.1%
     The $156.2 million increase in operating income from continuing operations in the second quarter of fiscal 2010 as compared to the second quarter of fiscal 2009 was primarily the result of an increase in revenue of $193.5 million and a 990 basis point increase in gross margin percentage.
     The $285.7 million increase in operating income from continuing operations in the six months ended May 1, 2010 as compared to the same period of fiscal 2009 was primarily the result of an increase in revenue of $319.9 million, a 740 basis point increase in gross margin percentage, and lower special charges recorded in the first six months of fiscal 2010 as compared to the first six months of fiscal 2009.
Nonoperating (Income) Expense

	Three Months Ended		Six Months Ended
	May 1, 2010	May 2, 2009	May 1, 2010	May 2. 2009
Interest expense	$2,568	$—	$5,106	$—
Interest income	(2,025)	(3,527)	(4,205)	(11,323)
Other (income), expense net	(488)	(797)	1	(1,368)

Total nonoperating expenses (income)	$55	$(4,324)	$902	$(12,691)

     Nonoperating income was lower by $4.4 million in the second quarter of fiscal 2010 as compared to the second quarter of fiscal 2009 primarily due to interest expense we incurred during the second quarter of fiscal 2010 as a result of the issuance of $375 million aggregate principal 5.0% senior unsecured notes on June 30, 2009. In addition, interest income earned on investments was lower as a result of lower interest rates in the second quarter of fiscal 2010 as compared to the second quarter of fiscal 2009.
     Nonoperating income was lower by $13.6 million in the six months ended May 1, 2010 as compared to the same period of fiscal 2009 primarily due to lower interest income earned on investments as a result of lower interest rates in the first half of fiscal 2010 as compared to the first half fiscal 2009. In addition, we incurred interest expense during the first half of fiscal 2010 as a result of the issuance of $375 million aggregate principal 5.0% senior unsecured notes on June 30, 2009.

Provision for Income Taxes

	Three Months Ended		Six Months Ended
	May 1, 2010	May 2, 2009	May 1, 2010	May 2. 2009
Provision for income taxes	$46,880	$10,479	$75,547	$13,852
Effective income tax rate	21.9%	16.8%	20.9%	15.4%
     Our effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where our income is earned. Our effective tax rate for the second quarter of fiscal 2010 was higher compared to our effective tax rate for the second quarter of fiscal 2009 as a result of a change in the mix of our income to jurisdictions where income is taxed at a higher rate. In addition, our effective tax rate for the second quarter of fiscal 2009 was reduced as a result of our recording a special charge of $11.9 million in the second quarter of fiscal 2009, a portion of which provided a tax benefit at the higher U.S. tax rate.
     Our effective tax rate for the first six months of fiscal 2010 was higher compared to our effective tax rate for the first six months of fiscal 2009 primarily as a result of higher special charges recorded in the prior year, a majority of which provided a tax benefit at the higher U.S. tax rate. A change in the mix of our income to jurisdictions where income is taxed at a higher rate also contributed to a higher effective tax rate for the first six months of fiscal 2010.
Income from Continuing Operations, net of tax

	Three Months Ended		Six Months Ended
	May 1, 2010	May 2, 2009	May 1, 2010	May 2, 2009
Income from continuing operations, net of tax	$167,140	$51,754	$286,740	$76,339
Income from continuing operations, net of tax as a % of revenue	25.0%	10.9%	22.6%	8.0%
Diluted EPS from continuing operations	$0.55	$0.18	$0.94	$0.26
     Income from continuing operations, net of tax, in the second quarter of fiscal 2010 was higher than in the second quarter of fiscal 2009 by approximately $115.4 million primarily as a result of the $156.2 million increase in operating income that was partially offset by a higher provision for income taxes in the second quarter of fiscal 2010.
     Income from continuing operations, net of tax, in the first six months of fiscal 2010 was higher than in the first six months of fiscal 2009 by approximately $210.4 million primarily as a result of the $285.7 million increase in operating income that was partially offset by a higher provision for income taxes in the first six months of fiscal 2010.
Discontinued Operations

	Six Months Ended
	May 1, 2010	May 2, 2009
Income from discontinued operations, net of tax	$—	$364
Gain on sale of discontinued operations, net of tax	859	—

Total income from discontinued operations, net of tax	$859	$364

Diluted EPS from discontinued operations	$0.00	$0.00

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
     We are planning for revenue in the third quarter of fiscal 2010 to be in the range of $695 million to $715 million. Our plan is for gross margins for the third quarter of fiscal 2010 to be in the range of 65% to 66% and for operating expenses to increase well below the growth rate of our revenue in the third quarter. As a result we expect operating margins to be in the range of 33% to 34% and diluted earnings per share from continuing operations to be in the range of $0.59 to $0.61 in the third quarter of fiscal 2010.
Liquidity and Capital Resources

	Six Months Ended
	May 1, 2010	May 2, 2009
Net cash provided by operations	$492,093	$135,906
Net cash provided by operations as a % of revenue	38.7%	14.3%
     At May 1, 2010, cash, cash equivalents and short-term investments totaled $2,386.7 million. The primary sources of funds for the first six months of fiscal 2010 were net cash generated from operating activities of $492.1 million and $169.2 million in net proceeds from employee stock option exercises. The principal uses of funds for the first six months of fiscal 2010 were dividend payments of $118.4 million and capital expenditures of $34.7 million. These factors contributed to the net increase in cash, cash equivalents and short-term investments of $570.8 million in the first six months of fiscal 2010.

	May 1, 2010	October 31, 2009
Accounts receivable	$332,157	$301,036
Days sales outstanding	45	48

Inventory	$247,662	$253,161
Days cost of sales in inventory	97	92
     Accounts receivable at May 1, 2010 increased $31.1 million, or 10%, from the end of the fourth quarter of fiscal 2009. The increase in receivables was the result of higher revenue in the second quarter of fiscal 2010 as compared to the fourth quarter of fiscal 2009.
     Inventory at May 1, 2010 decreased by $5.5 million, or 2%, from the end of the fourth quarter of fiscal 2009. The decrease in inventory is primarily a result of higher sales during the first six months of fiscal 2010.
     Net additions to property, plant and equipment were $34.7 million in the first six months of fiscal 2010 and were funded with a combination of cash on hand and cash generated from operations. We expect capital expenditures to be approximately $95 million in fiscal 2010.
     On May 17, 2010, our Board of Directors declared a cash dividend of $0.22 per outstanding share of our common stock. The dividend is payable on June 16, 2010 to shareholders of record on May 28, 2010 and is expected to be approximately $66 million in the aggregate. We expect quarterly dividends to continue at $0.22 per share, although they remain subject to declaration or change by our Board of Directors. The payment of future dividends, if any, will be based on several factors including our financial performance, outlook and liquidity.
     Our common stock repurchase program has been in place since August 2004. In the aggregate, the Board of Directors has authorized us to repurchase $4 billion of our common stock under the program. Under the program, we may repurchase outstanding shares of our common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized under the program. As of May 1, 2010, we had repurchased a total of approximately 114.7 million shares of our common stock for approximately $3,908.4 million under this program. An additional $91.6 million remains under the current authorized program. The repurchased shares are held as authorized but unissued shares of common stock. We also from time to time repurchase shares in settlement of employee tax withholding obligations due upon the vesting of restricted stock or restricted stock units or the exercise of stock options or in certain limited circumstances to satisfy the exercise price of options granted to our employees under our equity compensation plans. Any future common stock repurchases will be based on several factors including our financial performance, outlook, liquidity and the amount of cash we have available in the United States.
     On June 30, 2009, we issued $375 million aggregate principal amount of 5.0% senior unsecured notes due July 1, 2014 (the Notes) with annual interest payments of 5.0% paid in two installments on January 1 and July 1 of each year, commencing January 1, 2010. The net proceeds of the offering were $370.4 million, after issuing at a discount and deducting expenses, underwriting discounts and commissions, which will be amortized over the term of the Notes. We swapped the fixed interest portion of these Notes for a variable interest rate based on the three-month LIBOR plus 2.05% (2.34% as of May 1, 2010). The variable interest payments based on the variable annual rate are payable quarterly. The LIBOR based rate is set quarterly three months prior to the date of the interest payment. The indenture governing the Notes contains covenants that may limit our ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of our assets to any other party. In addition, we have a five-year $165 million unsecured revolving credit facility that expires in May 2013. To date, we have not borrowed under this credit facility but we may borrow in the future and use the proceeds for support of commercial paper issuance, stock repurchases, dividend payments, acquisitions, capital expenditures, working capital and other lawful corporate purposes.
     At May 1, 2010, our principal source of liquidity was $2,386.7 million of cash and cash equivalents and short-term investments. As of May 1, 2010, approximately $728 million of our cash and cash equivalents and short-term investments was held in the United States. The balance of our cash and cash equivalents and short-term investments was held outside the United States in various foreign subsidiaries. As we intend to reinvest certain of our foreign earnings indefinitely, this cash held outside the United States is not available to meet certain of our cash requirements in the United States, including for cash dividends and common stock repurchases.
     The volatility in the credit markets has generally diminished liquidity and capital availability in worldwide markets. While there are signs that conditions may be improving, there is no certainty that the current tentative recovery in credit and financial markets will continue. We are unable to predict the likely duration of the tentative recovery in the credit and financial markets. However, we believe that our existing sources of liquidity and cash expected to be generated from future operations, together with existing and anticipated available long-term financing, will be sufficient to fund operations, capital expenditures, research and development efforts, dividend payments (if any) and purchases of stock (if any) under our stock repurchase program in the immediate future and for at least the next twelve months.
Contractual Obligations
     There have not been any material changes during the six months of fiscal 2010 to the amounts presented in the table summarizing our contractual obligations included in our Annual Report on Form 10-K for the year ended October 31, 2009.
New Accounting Pronouncements
Subsequent Events
     In February 2010, FASB issued ASU No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements (ASC Topic 855) — Subsequent Events. The ASU amends the subsequent events disclosure guidance. The amendments include a definition of an SEC filer, require an SEC filer to evaluate subsequent events through the date the financial statements are issued, and remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. ASU 2010-09 was effective upon issuance. The adoption of this guidance required additional disclosures but did not have a material impact on our consolidated results of operations and financial position.
Fair Value Measurements and Disclosures
     In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (ASC Topic 820) — Improving Disclosures About Fair Value Measurements. The ASU requires new disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The new disclosures and clarifications of existing disclosures were effective for our first quarter of fiscal year 2010, except for the disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, which are effective for our first quarter of fiscal year 2012. The adoption of this guidance required additional disclosures but did not have a material impact on our consolidated results of operations and financial position.
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
Critical Accounting Policies and Estimates
     There were no material changes in the the first six months of fiscal 2010 to the information provided under the heading “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2009.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
     There have been no material changes in the first six months of fiscal 2010 in the information provided under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” set forth in our Annual Report on Form 10-K for the year ended October 31, 2009.

ITEM 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Analog’s disclosure controls and procedures as of May 1, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of May 1, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in Internal Control over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended May 1, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
     Set forth below and elsewhere in this report and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. The description below includes any material changes to and supersedes the description of the risk factors affecting our business previously discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended October 31, 2009 and “Part II, Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended January 30, 2010.
Disruptions in global credit and financial markets could materially and adversely affecting our business and results of operations.
     Global credit and financial markets appear to be recovering from extreme disruptions experienced over the past eighteen months. However, uncertainty about continuing economic stability remains. Our business was significantly affected by the global economic crisis. While there are signs that conditions are improving, there is no certainty that the current tentative recovery in credit and financial markets will continue. These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. High unemployment rates, continued weakness in commercial and residential real estate markets and the continued tightening of credit by financial institutions may lead consumers and businesses to continue to postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. In addition, the inability of customers to obtain credit could impair their ability to make timely payments to us. Customer insolvencies in key industries, such as the automotive industry, could also negatively impact our revenues and our ability to collect receivables. In addition, financial difficulties experienced by our suppliers or distributors could result in product delays, increased accounts receivable defaults and inventory challenges. The financial turmoil could cause financial institutions to consolidate or go out of business, which increases the risk that the actual amounts realized in the future on our financial instruments could differ significantly from the fair value assigned to them. During the global financial crisis, many governments adopted stimulus or spending programs designed to ease the economic impact of the crisis. Some of our businesses benefited from these stimulus programs and as these programs conclude, those businesses could be negatively impacted. The recent debt crisis in certain European countries could cause the value of the Euro to deteriorate, thus reducing the purchasing power of our European customers. In addition, the European debt crisis and related financial restructuring efforts are contributing to the instability in global credit markets. We are unable to predict the impact of these events on the apparent economic recovery, and if economic conditions deteriorate again, we may record additional charges relating to restructuring costs or the impairment of assets and our business and results of operations could be materially and adversely affected.

Our future revenue, gross margins, operating results and net income are difficult to predict and may materially fluctuate.
     Our future revenue, gross margins, operating results and net income are difficult to predict and may be materially affected by a number of factors, including:
•	the effects of adverse economic conditions in the United States and international markets;

•	changes in customer demand for our products and for end products that incorporate our products;

•	the effectiveness of our efforts to refocus our operations, including our ability to reduce our cost structure in both the short term and over a longer duration;

•	the timing of new product announcements or introductions by us, our customers or our competitors;

•	competitive pricing pressures;

•	fluctuations in manufacturing yields, adequate availability of wafers and other raw materials, and manufacturing, assembly and test capacity;

•	the ability of our third party suppliers, subcontractors and manufactures to supply us with sufficient quantities of products or components;

•	any significant decline in our backlog;

•	the timing, delay or cancellation of significant customer orders and our ability to manage inventory;

•	our ability to hire, retain and motivate adequate numbers of engineers and other qualified employees to meet the demands of our customers;

•	changes in geographic, product or customer mix;

•	our ability to utilize our manufacturing facilities at efficient levels;

•	potential significant litigation-related costs;

•	the difficulties inherent in forecasting future operating expense levels, including with respect to costs associated with labor, utilities, transportation and raw materials;

•	the costs related to compliance with increasing worldwide environmental regulations;

•	changes in our effective tax rates in the United States, Ireland or worldwide; and

•	the effects of public health emergencies, natural disasters, widespread travel disruptions, security risks, terrorist activities, international conflicts and other events beyond our control.
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
     We face intense technological and pricing competition in the semiconductor industry, and we expect this competition to increase in the future, including from companies located outside the United States. Many other companies offer products that compete with our products. Some have greater financial, manufacturing, technical, sales and marketing resources than we have. Some of our competitors may have more advantageous supply or development relationships with our current and potential customers or suppliers. Our competitors also include emerging companies selling specialized products in markets we serve. Competition is generally based on design and quality of products, product performance, features and functionality, and product pricing, availability and capacity, with the relative importance of these factors varying among products, markets and customers. Existing or new competitors may develop products or technologies that more effectively address the demands of our customers and markets with enhanced performance, features and functionality, lower power requirements, greater levels of integration or lower cost. Increased competition in certain markets has resulted in and may continue to result in declining average selling prices, reduced gross margins and loss of market share in those markets. There can be no assurance that we will be able to compete successfully in the future against existing or new competitors, or that our operating results will not be adversely affected by increased competition.
We rely on third-party suppliers, subcontractors and manufacturers for some industry-standard wafers and assembly and test services, and generally cannot control their availability or conditions of supply.
     We rely, and plan to continue to rely, on suppliers, assembly and test subcontractors, and third-party wafer fabricators to supply most of our wafers that can be manufactured using industry-standard submicron processes. This reliance involves several risks, including reduced control over availability, capacity utilization, delivery schedules, manufacturing yields, and costs. Additionally, we utilize a limited number of third-party wafer fabricators, primarily Taiwan Semiconductor Manufacturing Company, or TSMC. In addition, these suppliers often provide manufacturing services to our competitors and therefore periods of increased industry demand may result in capacity constraints. In certain instances, the third party supplier is the sole source of highly specialized processing services. If our suppliers are unable or unwilling to manufacture and deliver components to us on the time schedule and of the quality or quantity that we require, we may be forced to seek to engage additional or replacement suppliers, which could result in additional expenses and delays in product development or shipment of product to our customers. If replacement suppliers are not available, we may also experience delays in product development or shipment which could, in turn, result in the temporary or permanent loss of customers. Approximately 48% of our revenue for the first six months of fiscal 2010 and approximately 49% of our fiscal 2009 revenue was from products fabricated at third-party wafer-fabrication facilities, primarily TSMC.
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
     Semiconductor products are highly complex and may contain defects when they are first introduced or as new versions are developed. We generally warrant our products to our customers for one year from the date title passes from us. We invest significant resources in the testing of our products; however, if any of our products contain defects, we may be required to incur additional development and remediation costs, pursuant to warranty and indemnification provisions in our customer contracts and purchase orders. These problems may divert our technical and other resources from other product development efforts and could result in claims against us by our customers or others, including liability for costs associated with product recalls, which may adversely impact our operating results. We may also be subject to customer indemnity claims. Our customers have on occasion been sued, and may in the future be sued, by third parties with respect to infringement or other product matters, and those customers may seek indemnification from us under the terms and conditions of our sales contracts with them. In certain cases, our potential indemnification liability may be significant. There can be no assurance that we are adequately insured to protect against all claims and potential liabilities. If any of our products contains defects, or has reliability, quality or compatibility problems, our reputation may be damaged, which could make it more difficult for us to sell our products to existing and prospective customers and could adversely affect our operating results.
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
     An element of our business strategy involves expansion through the acquisitions of businesses, assets, products or technologies that allow us to complement our existing product offerings, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. We may not be able to find businesses that have the technology or resources we need and, if we find such businesses, we may not be able to purchase or license the technology or resources on commercially favorable terms or at all. Acquisitions and technology licenses are difficult to identify and complete for a number of reasons, including the cost of potential transactions, competition among prospective buyers and licensees, the need for regulatory approvals, and difficulties related to integration efforts. Both in the U.S. and abroad, governmental regulation of acquisitions has become more complex, increasing the costs and risks of undertaking significant acquisitions. In order to finance a potential transaction, we may need to raise additional funds by issuing securities or borrowing money. We may not be able to find financing on favorable terms, and the sale of our stock may result in the dilution of our existing shareholders or the issuance of securities with rights that are superior to the rights of our common shareholders.
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
     We, like many companies in the semiconductor industry, rely on internal manufacturing capacity, wafer fabrication foundries and other sub-contractors in geologically unstable locations around the world. This reliance involves risks associated with the impact of earthquakes on us and the semiconductor industry, including temporary loss of capacity, availability and cost of key raw materials, utilities and equipment and availability of key services, including transport of our products worldwide. Any prolonged inability to utilize one of our manufacturing facilities, or those of our subcontractors or third-party wafer fabrication foundries, as a result of fire, natural disaster, unavailability of utilities or otherwise, could result in a temporary or permanent loss of customers for affected products, which could have a material adverse effect on our results of operations and financial condition.
We are exposed to business, economic, political, legal and other risks through our significant worldwide operations.
     We have significant operations and manufacturing facilities outside the United States, including in Ireland and the Philippines. During the first six months of fiscal 2010, approximately 81% of our revenue was derived from customers in international markets. Although we engage in hedging transactions to reduce our exposure to currency exchange rate fluctuations, there can be no assurance that our competitive position will not be adversely affected by changes in the exchange rate of the United States dollar against other currencies. Potential interest rate increases, as well as high energy costs, could have an adverse impact on industrial and consumer spending patterns and could adversely impact demand for our products. While a majority of our cash is generated outside the United States, we require a substantial amount of cash in the United States for operating requirements, stock repurchases, cash dividends and acquisitions. If we are unable to address our U.S. cash requirements through operations, by efficient and timely repatriations of overseas cash, through borrowings under our current credit facility or from other sources of cash obtained at an acceptable cost, our business strategies and operating results could be adversely affected.
     In addition to being exposed to the ongoing economic cycles in the semiconductor industry, we are also subject to the economic, political and legal risks inherent in international operations, including the risks associated with the recent crisis in global credit and financial markets, ongoing uncertainties and political and economic instability in many countries around the world, as well as economic disruption from acts of terrorism and the response to them by the United States and its allies. Other business risks associated with global operations include increased managerial complexities, air transportation disruptions, expropriation, currency controls, currency exchange rate movement, additional costs related to foreign taxes, tariffs and freight rate increases, exposure to different business practices and legal standards, particularly with respect to price protection, competition practices, intellectual property, anti-corruption and environmental compliance, trade and travel restrictions, pandemics, import and export license requirements and restrictions, difficulties in staffing and managing worldwide operations, and accounts receivable collections.
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
     New climate change regulations could require us to change our manufacturing processes or obtain substitute materials that may cost more or be less available for our manufacturing operations. In addition, new restrictions on carbon dioxide or other greenhouse gas emissions could result in significant costs for us. Greenhouse gas legislation has been enacted in Massachusetts and may be introduced this year in the U.S. Congress. The U.S. Environmental Protection Agency is preparing reporting regulations that are likely to apply to us. We expect increased worldwide regulatory activity on this topic in the future. The cost of complying, or of failing to comply, with these and other climate change and emissions regulations could have an adverse effect on our business plans and operating results.
If we are unable to generate sufficient cash flow, we may not be able to service our debt obligations, including making payments on our $375 million senior unsecured notes.
     In fiscal 2009, we issued in a public offering $375 million aggregate principal amount of 5.0% senior unsecured notes due July 1, 2014. Our ability to make payments of principal and interest on our indebtedness when due depends upon our future performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors affecting our consolidated operations, many of which are beyond our control. If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to, among other things:
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
     The market price of our common stock has been volatile in the past and may be volatile in the future, as it may be significantly affected by the following factors:
•	crises in global credit, debt and financial markets;

•	actual or anticipated fluctuations in our revenue and operating results;

•	changes in financial estimates by securities analysts or our failure to perform in line with those estimates or our published guidance;

•	changes in market valuations of other semiconductor companies;

•	announcements by us or our competitors of significant new products, technical innovations, acquisitions or dispositions, litigation or capital commitments;

•	departures of key personnel;

•	actual or perceived noncompliance with corporate responsibility or ethics standards by us or any of our employees, officers or directors; and

•	negative media publicity targeting us or our competitors.
     The stock market has historically experienced volatility, especially within the semiconductor industry, that often has been unrelated to the performance of particular companies. These market fluctuations may cause our stock price to fall regardless of our operating results.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

				Approximate Dollar
			Total Number of	Value of Shares that
			Shares Purchased as	May Yet Be
	Total Number of		Part of Publicly	Purchased Under
	Shares Purchased	Average Price	Announced Plans or	the Plans or
Period	(a)	Paid Per Share (b)	Programs (c)	Programs (d)
January 31, 2010 through February 27, 2010	2,448	$28.40	—	$91,614,067
February 28, 2010 through March 27, 2010	—	$—	—	$91,614,067
March 28, 2010 through May 1, 2010	175	$30.29	—	$91,614,067

Total	2,623	$28.52	—	$91,614,067

(a)	Includes 2,623 shares surrendered to us to satisfy the exercise price of options, and to satisfy employee tax obligations upon vesting of restricted stock, granted to them under our equity compensation plans.

(b)	The average stock price for each share surrendered to us to satisfy the exercise price of options, and to satisfy employee tax obligations upon vesting of restricted stock, granted to them under our equity compensation plans.

(c)	There were no repurchases pursuant to our stock repurchase program.

(d)	Repurchased pursuant to the stock repurchase program publicly announced on August 12, 2004. On June 6, 2007, our Board of Directors authorized the repurchase by us of an additional $1 billion of our common stock, increasing the total amount of our common stock we are authorized to repurchase under the program to $4 billion. Under the repurchase program, we may repurchase outstanding shares of our common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.
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

ANALOG DEVICES, INC.

Date: May 18, 2010	By:	/s/ Jerald G. Fishman Jerald G. Fishman
President and
Chief Executive Officer
(Principal Executive Officer)

Date: May 18, 2010	By:	/s/ David A. Zinsner

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three months and six months ended May 1, 2010 and May 2, 2009, (ii) Condensed Consolidated Balance Sheets at May 1, 2010 and October 31, 2009, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended May 1, 2010 and May 2, 2009 and (iv) Notes to Condensed Consolidated Financial Statements.
In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.