Form 10-K
period 2010-10-30
ANALOG DEVICES INC
filed 2010-11-22
CIK 6281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 30, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐     NO ☑

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant was approximately $7,314,000,000 based on the last reported sale of the Common Stock on the New York Stock Exchange Composite Tape reporting system on May 1, 2010. Shares of voting and non-voting stock beneficially owned by executive officers, directors and holders of more than 5% of the outstanding stock have been excluded from this calculation because such persons or institutions may be deemed affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

As of October 30, 2010 there were 298,652,994 shares of Common Stock, $0.16 2/3 par value per share, outstanding.

Documents Incorporated by Reference

Document Description	Form 10-K Part

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held March 8, 2011	III

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
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED BALANCE SHEETS October 30, 2010 and October 31, 2009
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY Years ended October 30, 2010, October 31, 2009 and November 1, 2008
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME Years ended October 30, 2010, October 31, 2009 and November 1, 2008
CONSOLIDATED STATEMENTS OF CASH FLOWS Years ended October 30, 2010 October 31, 2009 and November 1, 2008
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
EX-10.33
EX-12.1
EX-21
EX-23
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I

ITEM 1.	BUSINESS

Company Overview

We are a world leader in the design, manufacture and marketing of high-performance analog, mixed-signal and digital signal processing integrated circuits, or ICs, used in virtually all types of electronic equipment. Since our inception in 1965, we have focused on solving the engineering challenges associated with signal processing in electronic equipment. Our signal processing products translate real-world phenomena such as temperature, pressure, sound, light, speed and motion into electrical signals to be used in a wide array of electronic devices. Signal processing technology is a critical element of industrial, automotive, consumer, and communications applications. As new generations of digital applications evolve, they generate new needs for high-performance analog signal processing and digital signal processing technology. We produce a wide range of products that are designed to meet the signal processing technology needs of a broad base of customers.

Used by over 60,000 customers worldwide, our products are embedded inside many types of electronic equipment including:

• Industrial process controls	• Medical imaging equipment
• Factory automation systems	• Portable electronic devices
• Instrumentation	• Cellular basestations
• Energy management systems	• Wireless communications equipment
• Defense electronics	• Digital cameras
• Automobiles	• Digital televisions

The breakdown of our fiscal 2010 revenue by end market is set out in the table below.

Percent of
Total FY2010 ADI
End Market	Revenue*

Industrial	46%
Automotive	12%
Consumer	19%
Communications	22%
Computer	2%

*	The sum of the individual percentages do not equal 100% due to rounding.

We sell our products worldwide through a direct sales force, third-party distributors and independent sales representatives and through our website. We have direct sales offices in 17 countries, including the United States.

We were founded in 1965 and are incorporated in Massachusetts. Our headquarters are near Boston, in Norwood, Massachusetts, and we have manufacturing facilities in Massachusetts, Ireland, and the Philippines. Our common stock is listed on the New York Stock Exchange, or NYSE, under the symbol ADI and is included in the Standard & Poor’s 500 Index.

We maintain a website with the address www.analog.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K (including exhibits), and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission, or SEC. We also make available on our website our corporate governance guidelines, the charters for our audit committee, compensation committee, and nominating and corporate governance committee, our equity award granting policies, our code of business conduct and ethics which applies to our directors, officers and employees, and our related person transaction policy, and such information is available in print and free of charge to any shareholder of Analog Devices who requests it. In addition, we intend to disclose on our website any amendments to, or waivers from, our code of business conduct and ethics that are required to be publicly disclosed pursuant to rules of the SEC or the NYSE.

Industry Background

Electronic signals fall into one of two categories: analog or digital. Analog signals, also known as linear signals, represent real-world phenomena, such as temperature, pressure, sound, light, speed and motion. This information can be detected and measured using analog sensors, which generate an electronic signal of continuously-varying voltages and currents. The signals from these sensors are initially processed using analog methods, such as amplification, filtering and shaping. They are then usually converted to digital form for storage or further manipulation. Digital signals represent the “ones” and “zeros” of binary arithmetic; the further manipulation of the signals after conversion to digital form is called “digital signal processing,” or DSP. Digital signals are often converted back to analog form for functions such as video display, audio output or control. We refer to these manipulations and transformations as “real-world signal processing.” Providing real-world signal processing solutions that achieve the customer’s desired performance generally involves working in multiple technology domains: analog and digital processing, sensors and transducers and power management.

New Organizational Structure in 2009: Product and Market Organizations

We implemented a new organizational structure at the end of 2009 with the intention of optimizing our focus on the technologies we create and the markets we serve. We continue to operate with one reporting segment, but under the new organizational structure we have two separate groups, one focused on products and one focused on end markets. The product group is focused on core technology development and leadership in converters, amplifiers and radio frequency, or RF, micro-electromechanical sensors, or MEMS, power management, and DSP. The end market-focused organization is dedicated to understanding, selecting, and resourcing initiatives that are more customized to a particular market or application. The focus of this team is to apply the full expanse of our broad technology portfolio to more integrated and targeted product strategies for the industrial, healthcare, automotive, consumer, and communications infrastructure markets. The end market group includes our sales organization.

These two new groups collaborate at all levels. On the one hand, our product group develops key technology for use by the end market groups, which apply these technologies to specific applications. Equally important, the applications expertise within each end market group is used to enhance core technology development by our product group.

Principal Products

We design, manufacture and market a broad line of high-performance ICs that incorporate analog, mixed-signal and digital signal processing technologies. Our ICs are designed to address a wide range of real-world signal processing applications. Our product portfolio includes both general-purpose products used by a broad range of customers and applications, as well as application-specific products designed for specific clusters of customers in key target markets. By using readily available, high-performance, general-purpose products in their systems, our customers can reduce the time they need to bring new products to market. Given the high cost of developing more customized ICs, our standard products often provide a cost-effective solution for many low to medium volume applications. However, for some industrial, medical, automotive, consumer, and communications products, we focus on working with leading customers to design application-specific solutions. We begin with our existing core technologies in data conversion, amplification, RF, MEMS, power management and DSP, and devise a solution to more closely meet the needs of a specific customer or group of customers. Because we have already developed the core technology for our general-purpose products, we can create application-specific solutions quickly.

We produce and market several thousand products and operate in one reporting segment. Our ten highest revenue products, in the aggregate, accounted for approximately 9% of our revenue for fiscal 2010. A breakdown of our fiscal 2010 revenue by product category follows.

Percent of
Total FY2010 ADI
Product Category	Revenue

Converters	47%
Amplifiers/ Radio frequency	25%
Other analog	12%
Power management & reference	7%
Digital signal processing	9%

Analog Products

Our analog IC technology has been the foundation of our business for over four decades, and we are one of the world’s largest suppliers of high-performance analog ICs. Our analog signal processing ICs are primarily high-performance devices, generally defined today as devices that support a minimum of 12-bits of accuracy and a minimum of 50 megahertz of speed. The principal advantages these products have versus competitors’ products include higher accuracy, lower cost per function, smaller size, lower power consumption and fewer components, resulting in improved reliability. Our product portfolio includes several thousand analog ICs, any one of which can have as many as several hundred customers. Our analog ICs typically have long product life cycles. Our analog IC customers include both original equipment manufacturers, or OEMs, and customers who build electronic subsystems for integration into larger systems.

We derive the majority of our analog signal processing IC product revenue from sales of data converters and amplifiers. We are the industry’s leading supplier of data converter products. Data converters translate real-world analog signals into digital data and also translate digital data into analog signals. Data converters remain our largest and most diverse product family and an area where we are continuously innovating to enable our customers to redefine and differentiate their products. With the industry’s leading portfolio of ADCs (analog-to-digital converters) and DACs (digital-to-analog converters), our converter products combine sampling rates and accuracy with the low noise, power, price and small package size required by industrial, medical, automotive, consumer, and communications electronics. We are also a leading supplier of high-performance amplifiers. Amplifiers are used to condition analog signals and minimize noise. We provide high speed, precision, RF, broadband, instrumentation and other amplifiers. We also offer an extensive portfolio of comparators that are used in a wide variety of applications.

Our analog product line also includes a broad portfolio of RF ICs covering the entire RF signal chain from industry-leading high performance RF function blocks to highly integrated broadband and short-range single chip transceiver solutions. To date, we have sold our RF ICs principally for cellular infrastructure and point-to-point applications and have been focused on the high performance end of the market.

Also within our analog technology portfolio are products that use an advanced IC technology known in the industry as surface micromachining, which is used to produce semiconductor products known as micro-electromechanical systems, or MEMS. This technology enables us to build extremely small mechanical sensing elements on the surface of a chip along with supporting circuitry. In addition to incorporating an electromechanical structure, these devices also have analog circuitry for conditioning signals obtained from the sensing element. The integration of signal conditioning and MEMS is a unique feature of our products which we call iMEMS®. Our iMEMS product portfolio includes accelerometers used to sense acceleration, gyroscopes used to sense rotation, and MEMS microphones used to capture audio sounds. The majority of our current revenue from MEMS products is derived from automotive manufacturers, industrial customers, and consumer customers.

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

Digital Signal Processing Products

Digital Signal Processors (DSPs) complete our product portfolio. DSPs are optimized for high-speed numeric calculations, which are essential for instantaneous, or real-time, processing of digital data generated, in most cases, from analog to digital signal conversion. Our DSP products are designed to be fully programmable and to efficiently execute specialized software programs, or algorithms, associated with processing digitized real-time, real-world data. Programmable DSPs provide the flexibility to modify the device’s function quickly and inexpensively using software. Our general-purpose DSP IC customers typically write their own algorithms using software development tools that we provide and software development tools they obtain from third-party suppliers. Our DSPs are designed in families of products that share a common architecture and therefore can execute the same software. We support these products with easy-to-use development tools, which are designed to reduce our customers’ product development costs and time-to-market.

Markets and Applications

The following describes some of the characteristics of, and customer products within, our major end markets:

Industrial — Our industrial market includes the following sectors:

Industrial and Instrumentation — Our industrial automation applications generally require ICs that offer performance greater than that available from commodity-level ICs but generally do not have production volumes that warrant custom or application-specific ICs. Combinations of analog, mixed-signal, and DSP ICs are usually employed to achieve the necessary functionality. Our instrumentation applications are usually designed using the highest performance analog and mixed-signal ICs available. Our industrial and instrumentation market includes applications such as:

• Process control systems	• Oscilloscopes
• Robotics	• Lab, chemical, and environmental analyzers
• Environmental control systems	• Weigh scales

Defense/Aerospace — The defense, commercial avionics and space markets all require high-performance ICs that meet rigorous environmental and reliability specifications. Many of our analog ICs can be supplied in versions that meet these standards. In addition, many products can be supplied to meet the standards required for broadcast satellites and other commercial space applications. Most of our products sold in this market are specifically tested versions of products derived from our standard product offering. Customer products include:

• Navigation systems	• Radar systems
• Space and satellite communications	• Security devices

Energy Management — The desire to improve energy efficiency, conservation, reliability, and cleanliness is driving investments in renewable energy, power transmission and distribution systems, electric meters, and other innovative areas. The common characteristic behind these efforts is the addition of sensing, measurement, and communication technologies to electrical infrastructure. Our offerings include both standard and application-specific products and are used in applications such as:

• Utility meters	• Wind turbines
• Meter communication modules	• Solar inverters
• Substation relays and automation equipment	• Building energy automation/control

Healthcare — Two significant trends in the healthcare market today are the increasing need for higher channel counts in medical systems to improve resolution and throughput while achieving a lower cost per channel, and the movement of highly accurate patient monitoring devices to the home, improving patient care and reducing overall healthcare costs. Our innovative technologies are designed into a variety of high performance imaging, patient monitoring, medical instrumentation, and home health devices. Our offerings include both standard and application-specific products and are used in applications such as:

• Ultrasound	• Infusion pumps
• CT scanners	• Clinical lab instrumentation
• Digital x-ray	• Surgical instrumentation
• Multi-parameter patient monitors	• Blood analyzers
• Pulse oximeters	• Activity monitors

Automotive — The automotive industry relies on electronics to bring differentiated features to market quickly. As a result, electronic equipment content is continuing to increase as a percentage of total vehicle cost. In the automotive market, we have achieved significant market penetration through collaboration with manufacturers worldwide to drive innovation in three key areas: safety systems, power train electronics, and infotainment (which includes entertainment, communications and navigation systems). We offer a wide portfolio of analog ICs used in powertrain and body electronics applications designed to help improve fuel efficiency and lower emissions. We have developed products specifically for the automotive market which are used in such applications as:

• Crash sensors in airbag systems	• “Smart” suspension systems
• Roll-over sensing	• Engine control
• Global positioning satellite (GPS)	• In-cabin electronics
• Automotive navigation systems	• Audio
• Anti-lock brakes	• Collision avoidance systems

Consumer — Market demand for digital entertainment systems and the consumer demand for high quality voice transmissions, music, movies and photographs have allowed us to combine analog and digital design capability to provide solutions that meet the rigorous cost requirements of the consumer electronics market. The emergence of high-performance, feature-rich consumer products has created a market for our high-performance ICs with a high level of specific functionality. These products include:

• Digital camcorders and cameras	• High-performance audio/video equipment
• Home theater systems	• Portable media devices
• High-definition televisions	• High-definition DVD recorders/players

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

•	Cellular basestation equipment
•	Cellular handsets
•	Wired networking equipment

Computer — Revenues from computer customers now comprise only a small percentage of our total revenue given the limited opportunity for high performance signal processing technology in this market.

See Note 4 in the Notes to our Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for further information about our products by category and end market.

Research and Development

Our markets are characterized by rapid technological changes and advances. Accordingly, we make substantial investments in the design and development of new products and manufacturing processes, and the improvement of existing products and manufacturing processes. We spent approximately $492 million during fiscal 2010 on the design, development and improvement of new and existing products and manufacturing processes, compared to approximately $447 million during fiscal 2009 and approximately $533 million during fiscal 2008.

Our research and development strategy focuses on building technical leadership in core technologies of converters, amplifiers and RF, MEMS, power management, and DSP. In support of our research and development activities, we employ thousands of engineers involved in product and manufacturing process development at 33 design centers and manufacturing sites located throughout the world.

Patents and Other Intellectual Property Rights

We seek to establish and maintain our proprietary rights in our technology and products through the use of patents, copyrights, mask works, trademarks and trade secrets. We have a program to file applications for and obtain patents, copyrights, mask works and trademarks in the United States and in selected foreign countries where we believe filing for such protection is appropriate. We also seek to maintain our trade secrets and confidential information by nondisclosure policies and through the use of appropriate confidentiality agreements. We have obtained a substantial number of patents and trademarks in the United States and in other countries. As of October 30, 2010, we held approximately 1,600 U.S. patents and approximately 560 non-provisional pending U.S. patent applications. There can be no assurance, however, that the rights obtained can be successfully enforced against infringing products in every jurisdiction. While our patents, copyrights, mask works, trademarks and trade secrets provide some advantage and protection, we believe our competitive position and future success is largely determined by such factors as the system and application knowledge, innovative skills, technological expertise and management ability and experience of our personnel; the range and success of new products being developed by us; our market brand recognition and ongoing marketing efforts; and customer service and technical support. It is generally our policy to seek patent protection for significant inventions that may be patented, though we may elect, in certain cases, not to seek patent protection even for significant inventions, if we determine other protection, such as maintaining the invention as a trade secret, to be more advantageous. We also have trademarks that are used in the conduct of our business to distinguish genuine Analog Devices products and we maintain cooperative advertising programs to promote our brands and identify products containing genuine Analog Devices components.

Sales Channels

We sell our products globally through a direct sales force, third-party distributors, independent sales representatives and via our website.

We derived approximately 56% of our fiscal 2010 revenue from sales made through distributors. These distributors typically maintain an inventory of our products. Some of them also sell products which compete with our products, including those for which we are an alternate source. In all regions of the world, we defer revenue and the related cost of sales on shipments to distributors until the distributors resell the products to their customers. We make sales to distributors under agreements that allow distributors to receive price adjustment credits and to return qualifying products for credit, as determined by us, in order to reduce the amounts of slow-moving, discontinued or obsolete product from their inventory. These agreements limit such returns to a certain percentage of our shipments to that distributor during the prior quarter. In addition, distributors are allowed to return unsold products if we terminate the relationship with the distributor. Additional information relating to our sales to distributors is set forth in Note 2n. in the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

The categorization of sales into geographic regions set forth below is based upon the location of the customer.

Geographic Area	% of 2010 Revenue	Direct Sales Offices

United States	19%	12
Rest of North/South America	6%	—
Europe	25%	11
Japan	16%	2
China	18%	3
Rest of Asia	16%	4

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

We have tens of thousands of customers worldwide. Our largest single customer, excluding distributors, represented approximately 4% of our fiscal 2010 revenue. Our 20 largest customers, excluding distributors, accounted for approximately 32% of our fiscal 2010 revenue. These customers used hundreds of different types of our products in a wide range of applications spanning the industrial, automotive, communication, consumer and computer markets.

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

Foreign Operations

Through subsidiaries and affiliates, we conduct business in numerous countries outside the United States. During fiscal 2010, we derived approximately 81% of our revenue from customers in international markets. Our international business is subject to risks customarily encountered in foreign operations, including fluctuations in foreign currency exchange rates and controls, import and export controls, and other laws, policies and regulations of foreign governments. Although we engage in hedging transactions to reduce our exposure to currency exchange rate fluctuations, our competitive position may be adversely affected by changes in the exchange rate of the United States dollar against other currencies.

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

Our IC products are fabricated both at our production facilities and by third-party wafer fabricators. Our products are manufactured in our own wafer fabrication facilities using proprietary processes and at third-party wafer-fabrication foundries using sub-micron digital CMOS processes. A significant portion of our revenue in fiscal 2010, 2009 and 2008 was from products fabricated at third-party wafer-fabrication facilities, primarily Taiwan Semiconductor Manufacturing Company, or TSMC. We operate wafer fabrication facilities in Wilmington, Massachusetts and Limerick, Ireland. We closed our wafer fabrication facility in Cambridge, Massachusetts at the end of fiscal 2009. We also operate test facilities located in the Philippines and use third-party subcontractors for the assembly and testing of our products.

Capital spending was $111.6 million in fiscal 2010, compared with $56.1 million in fiscal 2009. We currently plan to make capital expenditures in the range of approximately $120 million to $130 million in fiscal 2011.

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

Backlog

Backlog at the end of fiscal 2010 was approximately $563 million, up from approximately $411 million at the end of fiscal 2009. We define backlog as of a particular date to mean firm orders from a customer or distributor with a requested delivery date within thirteen weeks. Backlog is impacted by the tendency of customers to rely on shorter lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog and, in some instances, we may not have manufacturing capacity sufficient to fulfill all orders. As is customary in the semiconductor industry, we allow most orders to be cancelled or deliveries to be delayed by customers without significant penalty. Accordingly, we believe that our backlog at any time should not be used as an indication of our future revenue.

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

Government Contracts

We estimate that approximately 4% of our fiscal 2010 revenue was attributable to sales to the U.S. government and U.S. government contractors and subcontractors. Our government contract business is predominantly in the form of negotiated, firm fixed-price subcontracts. All such contracts and subcontracts contain standard provisions relating to termination at the election of the U.S. government.

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

Additional information relating to our acquisition and divestiture activities during fiscal 2010, fiscal 2009 and fiscal 2008 is set forth in Note 2u. and Note 6 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

Environment, Health and Safety

We are committed to protecting the environment and the health and safety of our employees, customers and the public. We endeavor to adhere to applicable environmental, health and safety (EHS) regulatory and industry standards across all of our facilities, and to encourage pollution prevention, reduce our water and energy consumption, reduce waste generation, and strive towards continual improvement. We strive to achieve excellence in EHS management practices as an integral part of our total quality management system.

Our management systems are certified to ISO 14001, OHSAS 18001, ISO 9001 and TS16949. We are an applicant member of the Electronic Industry Citizenship Coalition, or EICC. In fiscal 2009, we published our first Sustainability Report, which stated our commitment to consuming less energy and applying fair labor standards, among other things. We are not including the information contained in our Sustainability Report in, or incorporating it by reference into this Annual Report on Form 10-K.

Our manufacturing facilities are subject to numerous and increasingly strict federal, state local and foreign EHS laws and regulations, particularly with respect to the transportation, storage, handling, use, emission, discharge and disposal of certain chemicals used or produced in the semiconductor manufacturing process. Our products are subject to increasingly stringent regulations regarding chemical content in jurisdictions where we sell products, including the Restriction of Hazardous Substances (RoHS) and Registration, Evaluation, Authorization and Restriction of Chemicals (REACH) directives in the European Union. Contracts with many of our customers reflect these and additional EHS compliance standards. Compliance with these laws and regulations has not had a material impact on our capital expenditures, earnings, financial condition or competitive position. There can be no assurance, however, that current or future environmental laws and regulations will not impose costly requirements upon us. Any failure by us to comply with applicable environmental laws, regulations and contractual obligations could result in fines, suspension of production, the need to alter fabrication processes and legal liability.

Employees

As of October 30, 2010, we employed approximately 8,500 individuals worldwide. Our future success depends in large part on the continued service of our key technical and senior management personnel, and on our ability to continue to attract, retain and motivate qualified employees, particularly those highly-skilled design, process, test and applications engineers involved in the design, support and manufacture of new and existing products and processes. We believe that relations with our employees are good; however, the competition for such personnel is intense, and the loss of key personnel could have a material adverse impact on our results of operations and financial condition.

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

Global credit and financial markets appear to be recovering from extreme disruptions experienced over the past two years. However, uncertainty about continuing economic stability remains. Our business was significantly affected by the global economic crisis. These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. High unemployment rates, continued weakness in commercial and residential real estate markets and the tightening of credit by financial institutions may lead consumers and businesses to continue to postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. In addition, the inability of customers to obtain credit could impair their ability to make timely payments to us. Customer insolvencies could also negatively impact our revenues and our ability to collect receivables. In addition, financial difficulties experienced by our suppliers or distributors could result in product delays, increased accounts receivable defaults and inventory challenges. Financial turmoil may cause financial institutions to consolidate or go out of business, which increases the risk that the actual amounts realized in the future on our financial instruments could differ significantly from the fair value assigned to them. During the global financial crisis, many governments adopted stimulus or spending programs designed to ease the economic impact of the crisis. Some of our businesses benefited from these stimulus programs and as these programs conclude, those businesses could be negatively impacted. The recent debt crisis in certain European countries could cause the value of the Euro to deteriorate, thus reducing the purchasing power of our European customers. In addition, the recent European debt crisis and related financial restructuring efforts has contributed to the instability in global credit markets. We are unable to predict the impact of these events on the apparent economic recovery, and if economic conditions deteriorate again, we may record additional charges relating to restructuring costs or the impairment of assets and our business and results of operations could be materially and adversely affected.

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

A number of factors may increase our future effective tax rate, including: increases in tax rates in various jurisdictions; the jurisdictions in which profits are earned and taxed; the resolution of issues arising from tax audits with various tax authorities; changes in the valuation of our deferred tax assets and liabilities; adjustments to income taxes upon finalization of various tax returns; increases in expenses not deductible for tax purposes, including write-offs of acquired in-process research and development and impairments of goodwill in connection with acquisitions; changes in available tax credits; and changes in tax laws or the interpretation of such tax laws. Any significant increase in our future effective tax rates could adversely impact our net income for future periods.

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

We rely, and plan to continue to rely, on suppliers, assembly and test subcontractors, and third-party wafer fabricators to supply most of our wafers that can be manufactured using industry-standard submicron processes. This reliance involves several risks, including reduced control over availability, capacity utilization, delivery schedules, manufacturing yields, and costs. Additionally, we utilize a limited number of third-party wafer fabricators, primarily Taiwan Semiconductor Manufacturing Company, or TSMC. In addition, these suppliers often provide manufacturing services to our competitors and therefore periods of increased industry demand may result in capacity constraints. In certain instances, the third party supplier is the sole source of highly specialized processing services. If our suppliers are unable or unwilling to manufacture and deliver components to us on the time schedule and of the quality or quantity that we require or provide us with required manufacturing processes, we may be forced to seek to engage additional or replacement suppliers, which could result in additional expenses and delays in product development or shipment of product to our customers. If replacement suppliers or manufacturing processes are not available, we may also experience delays in product development or shipment which could, in turn, result in the temporary or permanent loss of customers. A significant portion of our fiscal 2010 revenue was from products fabricated at third-party wafer-fabrication facilities, primarily TSMC.

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

There can be no assurance that the claims allowed in our issued patents will be sufficiently broad to protect our technology. In addition, any of our existing or future patents may be challenged, invalidated or circumvented. As such, any rights granted under these patents may not provide us with meaningful protection. We may not have foreign patents or pending applications corresponding to our U.S. patents and applications. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. If our patents and mask works do not adequately protect our technology, our competitors may be able to offer products similar to ours. Our competitors may also be able to develop similar technology independently or design around our patents.

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

We have significant operations and manufacturing facilities outside the United States, including in Ireland and the Philippines. During fiscal 2010, we derived approximately 81% of our revenue from customers in international markets. Although we engage in hedging transactions to reduce our exposure to currency exchange rate fluctuations, there can be no assurance that our competitive position will not be adversely affected by changes in the exchange rate of the United States dollar against other currencies. Potential interest rate increases, as well as high energy costs, could have an adverse impact on industrial and consumer spending patterns and could adversely impact demand for our products. While a majority of our cash is generated outside the United States, we require a substantial amount of cash in the United States for operating requirements, stock repurchases, cash dividends and acquisitions. If we are unable to address our U.S. cash requirements through operations, through borrowings under our current credit facility or from other sources of cash obtained at an acceptable cost, our business strategies and operating results could be adversely affected.

In addition to being exposed to the ongoing economic cycles in the semiconductor industry, we are also subject to the economic, political and legal risks inherent in international operations, including the risks associated with the recent crisis in global credit and financial markets, ongoing uncertainties and political and economic instability in many countries around the world, as well as economic disruption from acts of terrorism and the response to them by the United States and its allies. Other business risks associated with global operations include increased managerial complexities, air transportation disruptions, expropriation, currency controls, currency exchange rate movement, additional costs related to foreign taxes, tariffs and freight rate increases, exposure to different business practices and legal standards, particularly with respect to price protection, competition practices, intellectual property, anti-

corruption and environmental compliance, trade and travel restrictions, pandemics, import and export license requirements and restrictions, difficulties in staffing and managing worldwide operations, and accounts receivable collections.

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

A significant portion of our sales are through independent distributors that are not under our control. These independent distributors generally represent product lines offered by several companies and thus could reduce their sales efforts applied to our products or they could terminate their representation of us. We generally do not require letters of credit from our distributors and are not protected against accounts receivable default or bankruptcy by these distributors. Our inability to collect open accounts receivable could adversely affect our operating results. Termination of a significant distributor, whether at our initiative or the distributor’s initiative, could disrupt our current business, and if we are unable to find suitable replacements, our operating results could be adversely affected.

We are subject to increasingly strict environmental health and safety (EHS) regulations, which could increase our expenses and affect our operating results.

Our industry is subject to increasingly strict EHS requirements, particularly those environmental requirements that control and restrict the use, transportation, emission, discharge, storage and disposal of certain chemicals used or produced in the semiconductor manufacturing process. Public attention to environmental concerns continues to increase, and our customers routinely include stringent environmental standards in their contracts with us. Changes in environmental regulations may require us to invest in potentially costly pollution control equipment or alter the way our products are made. In addition, we use hazardous and other regulated materials that subject us to risks of strict liability for damages caused by releases of such materials. Any failure to control such materials adequately or to comply with regulatory restrictions or contractual obligations could result in penalties, civil and criminal fines, and damage our reputation, and might increase our expenses and adversely affect our operating results.

New climate change regulations could require us to change our manufacturing processes or obtain substitute materials that may cost more or be less available for our manufacturing operations. In addition, new restrictions on carbon dioxide or other greenhouse gas emissions could result in significant costs for us. The Commonwealth of Massachusetts has adopted greenhouse gas requirements, and the U.S. Congress may pass federal greenhouse gas legislation in the future. The U.S. Environmental Protection Agency (EPA) is preparing greenhouse gas reporting regulations that are likely to apply to us. EPA may propose other climate change-based regulations that also may increase our expenses and adversely affect our operating results. We expect increased worldwide regulatory activity relating to climate change in the future. Compliance with these laws and regulations has not had a material impact on our capital expenditures, earnings, financial condition or competitive position. There is no assurance that the cost to comply with current or future EHS laws and regulations will not exceed our estimates or adversely affect our financial condition or results of operations. Additionally, any failure by us to comply with applicable EHS requirements or contractual obligations could result in penalties, civil and criminal fines, suspension of or changes to production, legal liability and damage to our reputation.

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

Such measures might not be sufficient to enable us to service our debt, including the notes, which could negatively impact our financial results. In addition, any such financing, refinancing or sale of assets might not be possible on economically favorable terms.

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

Our corporate headquarters is located in Norwood, Massachusetts. Manufacturing and other operations are conducted in several locations worldwide. The following tables provide certain information about our principal general offices and manufacturing facilities:

Principal Properties
Owned:	Use	Floor Space

Wilmington, MA	Wafer fabrication, testing, engineering, marketing and administrative offices	586,200 sq. ft.
Cavite, Philippines	Wafer probe and testing, warehouse, engineering and administrative offices	545,300 sq. ft.
Limerick, Ireland	Wafer fabrication, wafer probe and testing, engineering and administrative offices	446,500 sq. ft.
Greensboro, NC	Product testing, engineering and administrative offices	98,700 sq. ft.
San Jose, CA	Engineering, administrative offices	76,700 sq. ft.
Manila, Philippines	Components assembly and testing, engineering and administrative offices	74,000 sq. ft.

Principal
Properties			Lease
Leased:	Use	Floor Space	Expiration	Renewals
			(fiscal year)

Norwood, MA	Corporate headquarters, engineering, components testing, sales and marketing offices	130,000 sq. ft.	2022	2, five-yr. periods
Greensboro, NC	Engineering and administrative offices	47,600 sq. ft.	2011	1, two-yr. period

In addition to the principal leased properties listed in the above table, we also lease sales offices and other premises at 20 locations in the United States and 36 locations internationally under operating lease agreements. These leases expire at various dates through the year 2022. We do not anticipate experiencing significant difficulty in retaining occupancy of any of our manufacturing, office or sales facilities through lease renewals prior to expiration or through month-to-month occupancy, or in replacing them with equivalent facilities. For information concerning our obligations under all operating leases see Note 11 in the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

ITEM 3.	LEGAL PROCEEDINGS

From time to time in the ordinary course of our business, various claims, charges and litigation are asserted or commenced against us arising from, or related to, contractual matters, patents, trademarks, personal injury, environmental matters, product liability, insurance coverage and personnel and employment disputes. As to such claims and litigation, we can give no assurance that we will prevail. We do not believe that any current legal matters will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the last quarter of the fiscal year ended October 30, 2010.

EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth (i) the name, age and position of each of our executive officers and (ii) the business experience of each person named in the table during at least the past five years. There is no family relationship among any of our executive officers.

Executive Officer	Age	Position(s)	Business Experience

Ray Stata	76	Chairman of the Board	Chairman of the Board since 1973; Chief Executive Officer from 1973 to November 1996; President from 1971 to November 1991.
Jerald G. Fishman	64	President, Chief Executive Officer and Director	Chief Executive Officer since November 1996; President and Director since November 1991; Executive Vice President from 1988 to November 1991; Group Vice President — Components from 1982 to 1988.
David A. Zinsner	41	Vice President, Finance and Chief Financial Officer	Vice President, Finance and Chief Financial Officer since January 2009; Senior Vice President and Chief Financial Officer Intersil Corporation from 2005 to December 2008; Corporate Controller and Treasurer Intersil Corporation from 2000 to 2005. Corporate Treasurer Intersil Corporation from 1999 to 2000.
Seamus Brennan	59	Vice President, Corporate Controller and Chief Accounting Officer	Vice President, Corporate Controller and Chief Accounting Officer since December 2008; Corporate Controller from 2002 to December 2008; Assistant Corporate Controller from 1997 to 2002; Manager Enterprise System Implementation from 1994 to 1997; Plant Controller, Analog Devices, B.V. — Limerick, Ireland from 1989 to 1994.
Samuel H. Fuller	64	Vice President, Research and Development and Chief Technology Officer	Vice President, Research and Development since March 1998; Chief Technology Officer since March 2006; Vice President of Research and Chief Scientist of Digital Equipment Corp. from 1983 to 1998.
Robert R. Marshall	56	Vice President, Worldwide Manufacturing	Vice President, Worldwide Manufacturing since February 1994; Vice President, Manufacturing, Limerick Site, Analog Devices, B.V. — Limerick, Ireland from November 1991 to February 1994; Plant Manager, Analog Devices, B.V. — Limerick, Ireland from January 1991 to November 1991.

Executive Officer	Age	Position(s)	Business Experience

William Matson	51	Vice President, Human Resources	Vice President, Human Resources since November 2006; Chief Human Resource Officer of Lenovo, an international computer manufacturer, from January 2005 to June 2006; General Manager of IBM Business Transformation Outsourcing from September 2003 to April 2005; Vice President, Human Resources of IBM Asia Pacific Region from December 1999 to September 2003.
Robert McAdam	59	Vice President, Core Products and Technologies Group	Vice President, Core Products and Technologies Group since October 2009; Vice President and General Manager, Analog Semiconductor Components from February 1994 to September 2009; Vice President and General Manager, Analog Devices, B.V. — Limerick, Ireland from January 1991 to February 1994; Product Line Manager, Analog Devices, B.V. — Limerick, Ireland from October 1988 to January 1991.
Vincent Roche	50	Vice President, Strategic Market Segments Group	Vice President, Strategic Market Segments Group since October 2009; Vice President, Worldwide Sales from March 2001 to October 2009; Vice President and General Manager, Silicon Valley Business Units and Computer & Networking from 1999 to March 2001; Product Line Director from 1995 to 1999; Product Marketing Manager from 1988 to 1995.
Margaret K. Seif	49	Vice President, General Counsel and Secretary	Vice President, General Counsel and Secretary since January 2006; Senior Vice President, General Counsel and Secretary of RSA Security Inc. from January 2000 to November 2005; Vice President, General Counsel and Secretary of RSA Security Inc. from June 1998 to January 2000.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange under the symbol ADI. The tables below set forth the high and low sales prices per share of our common stock on the New York Stock Exchange and the dividends declared for each quarterly period within our two most recent fiscal years.

High and Low Sales Prices of Common Stock

	Fiscal 2010		Fiscal 2009
Period	High	Low	High	Low

First Quarter	$32.19	$25.26	$22.40	$15.29
Second Quarter	$31.50	$26.38	$22.53	$17.82
Third Quarter	$31.37	$26.28	$28.21	$19.14
Fourth Quarter	$34.09	$27.45	$29.71	$25.54

Dividends Declared Per Outstanding Share of Common Stock

In fiscal 2010 and fiscal 2009, we paid a cash dividend in each quarter as follows:

Period	Fiscal 2010	Fiscal 2009

First Quarter	$0.20	$0.20
Second Quarter	$0.20	$0.20
Third Quarter	$0.22	$0.20
Fourth Quarter	$0.22	$0.20

During the first quarter of fiscal 2011, on November 19, 2010, our Board of Directors declared a cash dividend of $0.22 per outstanding share of common stock. The dividend will be paid on December 22, 2010 to all shareholders of record at the close of business on December 3, 2010. The payment of future dividends, if any, will be based on several factors including our financial performance, outlook and liquidity.

Information regarding our equity compensation plans and the securities authorized for issuance thereunder is set forth in Item 12 below.

Issuer Purchases of Equity Securities

				Approximate Dollar
			Total Number of Shares	Value of Shares that
	Total Number of		Purchased as Part of	May Yet Be Purchased
	Shares	Average Price Paid	Publicly Announced	Under the Plans or
Period	Purchased(a)	Per Share(b)	Plans or Programs(c)	Programs

August 1, 2010 through August 28, 2010	74,879	$29.70	74,879	$85,343,471
August 29, 2010 through September 25, 2010	50,584	$28.88	49,565	$83,912,272
September 26, 2010 through October 30, 2010	1,014,390	$31.71	1,013,801	$51,767,122

Total	1,139,853	$31.45	1,138,245	$51,767,122

(a)	Includes 1,608 shares paid to us by employees to satisfy employee tax obligations upon vesting of restricted stock granted to our employees under our equity compensation plans.

(b)	The average price paid per share of stock repurchased under the stock repurchase program includes the commissions paid to the brokers.

(c)	We publicly announced a stock repurchase program on August 12, 2004. On June 6, 2007, our Board of Directors authorized the repurchase by us of an additional $1 billion of our common stock, increasing the total amount of our common stock we are authorized to repurchase under the program to $4 billion. On November 19, 2010, our Board of Directors authorized the repurchase by us of an additional $1 billion of our common stock under our existing share repurchase program. Under the repurchase program, we may repurchase outstanding shares of our common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.

The number of holders of record of our common stock at November 18, 2010 was 2,936. This number does not include shareholders for whom shares are held in a “nominee” or “street” name. On October 29, 2010, the last reported sales price of our common stock on the New York Stock Exchange was $33.67 per share.

Comparative Stock Performance Graph

The following graph compares cumulative total shareholder return on our common stock since October 29, 2005 with the cumulative total return of the Standard & Poor’s 500 Index and the Standard & Poor’s Semiconductors Index. This graph assumes the investment of $100 on October 29, 2005 in our common stock, the S&P 500 Index and the S&P Semiconductors Index and assumes all dividends are reinvested. Measurement points are the last trading day for each respective fiscal year.

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

(thousands, except per share amounts)	2010	2009	2008	2007	2006

Statement of Operations data:
Total revenue from continuing operations	$2,761,503	$2,014,908	$2,582,931	$2,464,721	$2,250,100
Income from continuing operations, net of tax	711,225	247,408	525,177	502,123	519,175
Total income (loss) from discontinued operations, net of tax	859	364	261,107	(5,216)	30,307
Net income	712,084	247,772	786,284	496,907	549,482
Income per share from continuing operations, net of tax:
Basic	2.39	0.85	1.79	1.55	1.45
Diluted	2.33	0.85	1.77	1.51	1.40
Net income per share
Basic	2.39	0.85	2.69	1.54	1.53
Diluted	2.33	0.85	2.65	1.50	1.48
Cash dividends declared per common share	0.84	0.80	0.76	0.70	0.56
Balance Sheet data:
Total assets	$4,328,831	$3,369,407	$3,081,132	$2,967,276	$3,992,476
Long term debt	$400,635	$379,626	—	—	—

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (all tabular amounts in thousands except per share amounts)

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, including in particular the section entitled “Outlook,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections regarding our future financial performance, particularly in light of the uncertainty remaining after the global credit and financial market crisis over the past two years; our anticipated growth and trends in our businesses, our future capital needs and capital expenditures; our future market position and competitive changes in the marketplace for our products; our ability to innovate new products and technologies; the timing or the effectiveness of our continuing efforts to refocus our operations and reduce our cost structure and the expected amounts of any cost savings related to those efforts; our ability to access credit or capital markets; our ability to pay dividends or repurchase stock; our ability to service our outstanding debt; our expected tax rate; the future actions of our third-party suppliers; our reliance on assembly and test subcontractors, third party wafer fabricators and independent distributors; the expected outcomes of intellectual property and litigation matters; the ability to safeguard our patents and intellectual property; potential acquisitions or divestitures; the continued availability of key personnel; the global nature of our operations; the effect of new accounting pronouncements; and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified in Part I, Item 1A. Risk Factors and elsewhere in our Annual Report on Form 10-K. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements except to the extent required by law.

During the first quarter of fiscal 2008, we sold our baseband chipset business and related support operations, or Baseband Chipset Business, to MediaTek Inc. and sold our CPU voltage regulation and PC thermal monitoring business to certain subsidiaries of ON Semiconductor Corporation. The financial results of these businesses are presented as discontinued operations in the consolidated statements of income for all periods presented. The assets related to these businesses are reflected as non-current assets of discontinued operations in the consolidated balance sheet as of October 31, 2009. Unless otherwise noted, this Management’s Discussion and Analysis relates only to financial results from continuing operations.

Results of Operations

Overview

	Fiscal Year
	2010	2009	2008

Revenue	$2,761,503	$2,014,908	$2,582,931
Gross Margin %	65.2%	55.5%	61.1%
Net income from Continuing Operations	$711,225	$247,408	$525,177
Net income from Continuing Operations as a % of Revenue	25.8%	12.3%	20.3%
Diluted EPS from Continuing Operations	$2.33	$0.85	$1.77
Diluted EPS	$2.33	$0.85	$2.65

The year-to-year revenue changes by end market and product category are more fully outlined below under Revenue Trends by End Market and Revenue Trends by Product.

In fiscal 2010, our revenue increased 37% from fiscal 2009 and our diluted earnings per share from continuing operations increased from $0.85 to $2.33. Cash flow from operations in fiscal 2010 was $991.2 million, or 36% of revenue. In addition, we received $216.1 million in net proceeds related to employee stock option exercises, distributed $250 million to our shareholders in dividend payments and paid $111.6 million for capital expenditures. These factors contributed to the net increase in cash, cash equivalents and short-term investments of $871.8 million in fiscal 2010.

The year-to-year increase in revenue from fiscal 2009 to fiscal 2010 was the result of a resurgence in economic activity from the low levels achieved during 2009 as a result of the general economic downturn following the global credit and financial crisis. The strategy we employed during the start of the economic downturn to be more focused on products and markets that value innovation and to make fundamental improvements to our cost structure aided in our growth. Improving macro trends in the industrial, communications, automotive and healthcare markets helped, and we believe will continue to help, to generate strong growth opportunities for us in the future. However, these trends remain uncertain and we cannot predict the sustainability of the current economic conditions. Consequently, our reported results for fiscal 2010 may not be indicative of our future results.

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

	2010			2009		2008
		% of			% of		% of
		Total			Total		Total
		Product			Product		Product
	Revenue	Revenue*	Y/Y%	Revenue	Revenue	Revenue	Revenue

Industrial	$1,266,423	46%	48%	$857,950	43%	$1,143,333	44%
Automotive	333,045	12%	66%	200,989	10%	255,172	10%
Consumer	513,348	19%	23%	417,652	21%	538,202	21%
Communications	595,709	22%	21%	493,409	24%	559,006	22%
Computer	52,978	2%	18%	44,908	2%	87,218	3%

Total Revenue	$2,761,503	100%	37%	$2,014,908	100%	$2,582,931	100%

*	The sum of the individual percentages do not equal the total due to rounding.

Industrial — The year-to-year increase in revenue from fiscal 2009 to fiscal 2010 in industrial end market revenue was primarily the result of a broad-based increase in demand in this end market, which was most significant for products sold into the instrumentation and automation sectors. The year-to-year decrease in revenue from fiscal 2008 to fiscal 2009 in industrial end market revenue was primarily the result of a broad-based decline in demand in this end market, which was most significant for products sold into the instrumentation and process controls sectors.

Automotive — The year-to-year increase in revenue from fiscal 2009 to fiscal 2010 in automotive end market revenue was primarily the result of increased demand due to various government-initiated incentive programs, inventory replenishment and a general increase in the electronic content found in vehicles. The year-to-year decrease in revenue from fiscal 2008 to fiscal 2009 in automotive end market revenue was primarily due to economic conditions relating to the global credit crisis resulting in cautious customer spending behavior.

Consumer — The year-to-year increase in revenue from fiscal 2009 to fiscal 2010 in consumer end market revenue was primarily the result of a broad-based increase in demand for products used in digital cameras and other consumer applications. The year-to-year decrease in revenue from fiscal 2008 to fiscal 2009 in consumer end market revenue was primarily the result of a decrease in demand for products used in home entertainment, digital cameras and video game applications, consistent with the global slowdown in consumer spending.

Communications — The year-to-year increase in revenue from fiscal 2009 to fiscal 2010 in communications end market revenue was primarily the result of a broad-based increase in demand in this end market, which was most significant for the infrastructure sector. The year-to-year decrease from fiscal 2008 to fiscal 2009 in communications end market revenue was primarily the result of a decrease in sales of analog products used in basestations, wireless handsets and networking applications.

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

	2010			2009		2008
		% of			% of		% of
		Total			Total		Total
		Product			Product		Product
	Revenue	Revenue	Y/Y%	Revenue	Revenue*	Revenue	Revenue*

Converters	$1,286,344	47%	29%	$999,227	50%	$1,235,378	48%
Amplifiers/Radio frequency	703,082	25%	40%	502,972	25%	666,893	26%
Other analog	342,473	12%	55%	221,110	11%	272,950	11%

Subtotal analog signal processing	2,331,899	84%	35%	1,723,309	86%	2,175,221	84%

Power management & reference	194,761	7%	65%	118,258	6%	143,572	6%

Total analog products	$2,526,660	91%	37%	$1,841,567	91%	$2,318,793	90%

Digital signal processing	234,843	9%	35%	173,341	9%	264,138	10%

Total Revenue	$2,761,503	100%	37%	$2,014,908	100%	$2,582,931	100%

*	The sum of the individual percentages do not equal the total due to rounding.

The increase in total revenue from fiscal 2009 to fiscal 2010 was the result of a broad-based increase in sales across all of our product categories. The decrease in revenue from fiscal 2008 to fiscal 2009 was due to declining demand across our product categories in every market that we serve, particularly the industrial and consumer end markets, as a result of an overall decline in the worldwide economy.

Revenue Trends by Geographic Region

The percentage of product sales from continuing operations by geographic region, based upon point of sale, for the last three fiscal years is as follows:

	Fiscal Year
Region	2010	2009	2008

United States	19%	20%	20%
Rest of North and South America	6%	5%	4%
Europe	25%	25%	26%
Japan	16%	17%	19%
China	18%	19%	16%
Rest of Asia	16%	14%	15%

In fiscal year 2010 and 2009, the predominant countries comprising “Rest of North and South America” are Canada and Mexico; the predominant countries comprising “Europe” are Germany, Sweden, France and the United Kingdom; and the predominant countries comprising “Rest of Asia” are Taiwan, South Korea and Singapore. In fiscal year 2008, the predominant countries comprising “Rest of North and South America” are Canada and Mexico; the predominant countries comprising “Europe” are Germany, France and the United Kingdom; and the predominant countries comprising “Rest of Asia” are Taiwan and South Korea.

Sales increased in all geographic regions in fiscal 2010 as compared to fiscal 2009, with sales in Europe and the Rest of Asia experiencing the largest increases. The increase in sales was the result of an increase in demand for our products primarily as a result of improving economic conditions worldwide.

Sales declined in all geographic regions in fiscal 2009, as compared to fiscal 2008, with sales in Europe and Japan experiencing the largest decline. This decline in sales in Europe was partially attributable to a decline in the automotive end market. The decline in sales in Japan was principally attributable to the general decline in consumer spending as a result of the global economic crisis. The decline in China was smaller than the decline in the other regions primarily due to the strong demand for our products used in China’s recent infrastructure build-out of the country’s next generation of communication technology.

Gross Margin

	Fiscal Year
	2010	2009	2008

Gross Margin	$1,799,422	$1,118,637	$1,577,275
Gross Margin %	65.2%	55.5%	61.1%

Gross margin percentage was higher in fiscal 2010 by 970 basis points as compared to fiscal 2009 primarily as a result of an increase in sales of $746.6 million, increased operating levels in our manufacturing facilities and the impact of ongoing efforts to reduce overall manufacturing costs, including the savings realized as a result of wafer fabrication facility consolidations. Additionally, a higher proportion of our revenues was from products sold into the instrumentation and automation sectors of the industrial end market, which earn higher margins as compared to products sold into our other end markets.

Gross margin percentage was lower in fiscal 2009 by 560 basis points as compared to fiscal 2008, primarily as a result of a decrease in sales of $568.0 million and reduced operating levels in our manufacturing facilities that created adverse utilization variances.

Research and Development (R&D)

	Fiscal Year
	2010	2009	2008

R&D Expenses	$492,305	$446,980	$533,480
R&D Expenses as a % of Revenue	17.8%	22.2%	20.7%

Research and development, or R&D, expenses in fiscal 2010 increased $45.3 million, or 10%, from fiscal 2009. The increase was primarily the result of an increase in variable compensation expense, which is a variable expense linked to our overall profitability, partially offset by the impact of actions we took over the past two years to control discretionary spending and permanently reduce operating expenses.

R&D expenses in fiscal 2009 decreased $86.5 million, or 16%, from fiscal 2008. This decrease was primarily the result of the actions we took to constrain or permanently reduce operating expenses as well as a decrease in variable compensation expenses.

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

Selling, Marketing, General and Administrative (SMG&A)

	Fiscal Year
	2010	2009	2008

SMG&A Expenses	$390,560	$333,184	$415,682
SMG&A Expenses as a % of Revenue	14.1%	16.5%	16.1%

Selling, marketing, general and administrative, or SMG&A, expenses in fiscal 2010 increased $57.4 million, or 17%, from fiscal 2009. The increase was primarily the result of an increase in variable compensation expense, which is a variable expense linked to our overall profitability, and higher sales commission expenses, which are variable expenses linked to our sales. These increases were offset by the impact of actions we took over the past two years to control discretionary spending and permanently reduce operating expenses.

SMG&A expenses in fiscal 2009 decreased $82.5 million, or 20%, from fiscal 2008. This decrease was primarily the result of our actions taken to constrain or permanently reduce operating expenses as well as a decrease in variable compensation expenses.

Stock-based Compensation Expense

As of October 30, 2010, the total compensation cost related to unvested equity awards not yet recognized in our statement of income was approximately $95 million (before tax consideration), which we will recognize over a weighted average period of 1.4 years.

During fiscal 2009, our shareholders approved and we completed an employee stock option exchange program (Option Exchange). The Option Exchange provided our eligible employees, excluding our named executive officers and directors, the opportunity to exchange eligible stock option grants for a smaller number of new stock options with a lower exercise price, or in some instances cash, that had approximately the same fair value as the options surrendered.

See Note 3 in the Notes to our Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for further information on our stock based compensation.

Special Charges

The following is a summary of ongoing restructuring actions we have taken over the last several years.

Closure of Wafer Fabrication Facility in Sunnyvale

We ceased production at our California wafer fabrication facility in November 2006. We paid the related lease obligation costs on a monthly basis over the remaining lease term, which expired in March 2010. We recorded a one-time settlement charge of $0.4 million in the first quarter of fiscal 2010 related to the termination of the lease. This action was completed in fiscal 2010.

Consolidation of a Wafer Fabrication Facility in Limerick

In fiscal 2007, we recorded a special charge of $13.7 million as a result of our decision to only use eight-inch technology at our wafer fabrication facility in Limerick. Certain manufacturing processes and products produced on the Limerick facility’s six-inch production line have transitioned to our existing eight-inch production line in Limerick while others have transitioned to external foundries. The charge was for severance and fringe benefit costs recorded in accordance with our ongoing benefit plan for 150 manufacturing employees associated with this action. We terminated the employment of all employees associated with these programs and have paid out all amounts owed to employees as severance. During fiscal 2008, we recorded an additional charge of $1.5 million related to this action, of which $1.2 million was an adjustment to the original estimate of the severance costs and $0.3 million was for clean-up and closure costs that we expensed as incurred. During fiscal 2009, we recorded additional charges of

$1.2 million for clean-up and closure costs that we expensed as incurred. The production in the six-inch wafer fabrication facility ceased during the fourth quarter of fiscal 2009. This action was completed in fiscal 2010. The closure of this facility resulted in annual cost savings of approximately $25 million per year, which we began realizing in the first quarter of fiscal 2010. These savings are recorded in cost of sales, of which approximately $1 million relates to non-cash depreciation savings.

Reduction of Operating Costs

During the fourth quarter of fiscal 2008, in order to further reduce our operating cost structure, we recorded a special charge of $1.6 million for severance and fringe benefit costs recorded in accordance with our ongoing benefit plan or the statutory requirements at foreign locations for 19 engineering, selling, marketing, general and administrative employees.

During fiscal 2009, we recorded an additional charge of $30.3 million related to this cost reduction action. Approximately $2.1 million of this charge was for lease obligation costs for facilities that we ceased using during the first quarter of fiscal 2009; approximately $0.8 million was for the write-off of property, plant and equipment no longer used as a result of this action; and approximately $0.5 million was for contract termination costs and approximately $0.3 million was for clean-up and closure costs that we expensed as incurred. The remaining $26.6 million related to the severance and fringe benefit costs recorded in accordance with our ongoing benefit plan or statutory requirements at foreign locations for 245 manufacturing employees and 302 engineering and SMG&A employees. This cost reduction action, which was substantially completed during the second quarter of fiscal 2009, resulted in annual savings of approximately $36.4 million. These annual savings are being realized as follows: approximately $31.6 million in SMG&A expenses and approximately $4.8 million in cost of sales.

During the first quarter of fiscal 2010, we recorded an additional charge of $11.4 million related to the further reduction of our operating cost structure. Approximately $10.9 million of this charge was for severance and fringe benefit costs recorded in accordance with our ongoing benefit plan or statutory requirements at foreign locations for 149 engineering and SMG&A employees. Approximately $0.5 million of the charge relates to our decision to abandon efforts to develop a particular expertise in power management, resulting in the impairment of related intellectual property. When fully implemented in the first quarter of fiscal 2011, we estimate that these cost reduction actions will result in annual savings of approximately $16 million.

We terminated the employment of all employees associated with this action and are paying amounts owed to employees for severance as income continuance.

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

During the first quarter of fiscal 2010, we recorded an additional charge of $4.7 million related to this cost reduction action. Approximately $3.4 million of the charge related to lease obligation costs for the Cambridge wafer fabrication facility, which we ceased using in the first quarter of fiscal 2010, and the remaining $1.3 million of the charge related to clean-up and closure costs. These cost reductions resulted in annual savings of approximately $2.4 million, which we began realizing in the first quarter of fiscal 2010.

Operating Income from Continuing Operations

	Fiscal Year
	2010	2009	2008

Operating income from Continuing Operations	$900,074	$284,817	$625,025
Operating income from Continuing Operations as a % of Revenue	32.6%	14.1%	24.2%

The $615.3 million, or 216%, increase in operating income from continuing operations in fiscal 2010 as compared to fiscal 2009 was primarily the result of an increase in revenue of $746.6 million, a 970 basis point increase in gross margin percentage, and lower special charges recorded in fiscal 2010 as compared to fiscal 2009.

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

Nonoperating (Income) Expense

	Fiscal Year
	2010	2009	2008

Interest expense	$10,429	$4,094	$—
Interest income	(9,837)	(15,621)	(41,041)
Other, net	(2,183)	(1,100)	(36)

Total nonoperating income	$(1,591)	$(12,627)	$(41,077)

Nonoperating income was lower by $11 million in fiscal 2010 as compared to fiscal 2009 primarily due to higher interest expense incurred during fiscal 2010 as a result of the issuance of $375 million aggregate principal 5.0% senior unsecured notes on June 30, 2009 resulting in a partial year of interest expense in 2009 compared to a full year in 2010. In addition, we earned lower interest income on investments as a result of lower interest rates in fiscal 2010 as compared to fiscal 2009.

Nonoperating income was lower by $28.5 million in fiscal 2009 as compared to fiscal 2008 primarily due to lower interest income earned on investments as a result of lower interest rates in fiscal 2009 as compared to fiscal 2008. In addition, we incurred interest expense during fiscal 2009 as a result of the issuance of $375 million aggregate principal 5.0% senior unsecured notes on June 30, 2009. We entered into an interest rate swap in June 2009 that swaps the fixed rate of the notes to a variable rate based on the three-month LIBOR plus 2.05%.

Provision for Income Taxes

	Fiscal Year
	2010	2009	2008

Provision for Income Taxes	$190,440	$50,036	$140,925
Effective Income Tax Rate	21.1%	16.8%	21.2%

Our effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where our income is earned.

Our effective tax rate for fiscal 2010 was higher compared to our effective tax rate for fiscal 2009 primarily as a result of a change in the mix of our income to jurisdictions where income is taxed at a higher rate. In addition, higher special charges recorded in fiscal 2009, a majority of which provided a tax benefit at the higher U.S. tax rate contributed to a higher effective tax rate for fiscal 2010 as compared to fiscal 2009.

Our effective tax rate for fiscal 2009 was lower compared to our effective tax rate for fiscal 2008 primarily as a result of our recording special charges of $53.7 million in fiscal 2009, a majority of which provided a tax benefit at the higher U.S. tax rate, and as a result of a change in the mix of our income to jurisdictions where income is taxed at a lower rate.

Income from Continuing Operations, Net of Tax

	Fiscal Year
	2010	2009	2008

Income from Continuing Operations, net of tax	$711,225	$247,408	$525,177
Income from Continuing Operations, net of tax as a % of Revenue	25.8%	12.3%	20.3%
Diluted EPS from Continuing Operations	$2.33	$0.85	$1.77

Income from continuing operations, net of tax, in fiscal 2010 was higher than in fiscal 2009 by approximately $463.8 million primarily as a result of the $615.3 million increase in operating income that was partially offset by a higher provision for income taxes in fiscal 2010.

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

Discontinued Operations

	Fiscal Year
	2010	2009	2008

Income from Discontinued Operations, net of tax	$—	$364	$12,779
Gain on sale of Discontinued Operations, net of tax	859	—	248,328

Total income from Discontinued Operations, net of tax	$859	$364	$261,107

Diluted earnings per share from Discontinued Operations	$0.00	$0.00	$0.88

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

In fiscal 2006, we acquired all the outstanding stock of privately-held AudioAsics A/S (AudioAsics) of Roskilde, Denmark. The acquisition of AudioAsics allows us to continue developing low-power audio solutions, while expanding our presence in the Nordic and Eastern European regions. We paid additional cash payments of

$3.1 million during fiscal 2009 for the achievement of revenue-based milestones during the period from October 2006 through January 2009, which we recorded as additional goodwill. In addition, in accordance with the terms of the acquisition documents, we paid $3.2 million during fiscal 2009 based on the achievement of technological milestones during the period from October 2006 through January 2009, which we recorded as compensation expense in fiscal 2008. All revenue and technological milestones related to this acquisition have been met and no additional payments will be made.

We have not provided pro forma results of operations for Integrant and AudioAsics in this report as they were not material to us on either an individual or an aggregate basis. We included the results of operations of each acquisition in our consolidated statement of income from the date of such acquisition.

Liquidity and Capital Resources

	Fiscal Year
	2010	2009	2008

Net Cash Provided by Operations	$991,175	$432,148	$669,368
Net Cash Provided by Operations as a % of Revenue	35.9%	21.4%	25.9%

At October 30, 2010, cash, cash equivalents and short-term investments totaled $2,687.8 million, an increase of $871.8 million from the fourth quarter of fiscal 2009. The primary sources of funds for fiscal 2010 were net cash generated from operating activities of $991.2 million and $216.1 million in net proceeds from employee stock option exercises. The principal uses of funds for fiscal 2010 were dividend payments of $250.0 million and capital expenditures of $111.6 million.

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

	Fiscal Year
	2010	2009

Accounts Receivable	$387,169	$301,036
Days Sales Outstanding*	46	48
Inventory	$277,478	$253,161
Days Cost of Sales in Inventory*	100	92

*	We use the annualized fourth quarter revenue in our calculation of days sales outstanding and we use the annualized fourth quarter cost of sales in our calculation of days cost of sales in inventory.

Accounts receivable at October 30, 2010 increased $86.1 million, or 29%, from the end of the fourth quarter of fiscal 2009. The increase in receivables was the result of higher revenue in the fourth quarter of fiscal 2010 as compared to the fourth quarter of fiscal 2009.

Inventory at October 30, 2010 increased by $24.3 million, or 10%, from the end of the fourth quarter of fiscal 2009. The increase in inventory relates primarily to an increase in manufacturing production to support higher sales demand.

Current liabilities increased to $643.5 million at October 30, 2010, an increase of $256.9 million, or 66%, from $386.6 million at the end of fiscal 2009. This increase was primarily due to higher deferred income on shipments to distributors in fiscal 2010 as compared to fiscal 2009, and an increase in accrued liabilities relating to variable compensation expense. In addition, income taxes payable increased in fiscal 2010 as compared to fiscal 2009 as a result of higher profits and a change in the mix of our income to jurisdictions where income is taxed at a higher rate.

Net additions to property, plant and equipment including discontinued operations were $111.6 million in fiscal 2010, $56.1 million in fiscal 2009 and $157.4 million in fiscal 2008. We expect fiscal 2011 capital expenditures to be in the range of $120 million to $130 million.

During fiscal 2010, our Board of Directors declared cash dividends totaling $0.84 per outstanding share of common stock resulting in aggregate dividend payments of $250.0 million. After the end of fiscal 2010, on November 19, 2010, our Board of Directors declared a cash dividend of $0.22 per outstanding share of our common stock. The dividend is payable on December 22, 2010 to shareholders of record on December 3, 2010 and is expected to total approximately $66 million. We currently expect quarterly dividends to continue at $0.22 per share, although they remain subject to declaration by our Board of Directors. The payment of future dividends, if any, will be based on several factors, including our financial performance, outlook and liquidity.

Our common stock repurchase program has been in place since August 2004. In the aggregate, the Board of Directors has authorized us to repurchase $4 billion of our common stock under the program. Under the program, we may repurchase outstanding shares of our common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized under the program. As of October 30, 2010, we had repurchased a total of approximately 116.0 million shares of our common stock for approximately $3,948.2 million under this program. As of October 30, 2010, an additional $51.8 million remained available for repurchase of shares under the current authorized program. On November 19, 2010, our Board of Directors authorized the repurchase by us of an additional $1 billion of our common stock under our existing share repurchase program. The repurchased shares are held as authorized but unissued shares of common stock. We also from time to time repurchase shares in settlement of employee tax withholding obligations due upon the vesting of restricted stock or restricted stock units or the exercise of stock options, or in certain limited circumstances to satisfy the exercise price of options granted to our employees under our equity compensation plans. Any future common stock repurchases will be based on several factors including our financial performance, outlook, liquidity and the amount of cash we have available in the United States.

On June 30, 2009, we issued $375 million aggregate principal amount of 5.0% senior unsecured notes due July 1, 2014 (the Notes) with annual interest payments of 5.0% paid in two installments on January 1 and July 1 of each year, commencing January 1, 2010. The net proceeds of the offering were $370.4 million, after issuing at a discount and deducting expenses, underwriting discounts and commissions, which will be amortized over the term of the Notes. We swapped the fixed interest portion of these Notes for a variable interest rate based on the three-month LIBOR plus 2.05% (2.34% as of October 30, 2010). The variable interest payments based on the variable annual rate are payable quarterly. The LIBOR based rate is set quarterly three months prior to the date of the interest payment. The indenture governing the Notes contains covenants that may limit our ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of our assets to any other party. In addition, we have a five-year $165 million unsecured revolving credit facility that expires in May 2013. To date, we have not borrowed under this credit facility but we may borrow in the future and use the proceeds for support of commercial paper issuance, stock repurchases, dividend payments, acquisitions, capital expenditures, working capital and other lawful corporate purposes.

At October 30, 2010, our principal source of liquidity was $2,687.8 million of cash and cash equivalents and short-term investments. As of October 30, 2010, approximately $725.4 million of our cash and cash equivalents and short-term investments was held in the United States. The balance of our cash and cash equivalents and short-term investments was held outside the United States in various foreign subsidiaries. As we intend to reinvest certain of our foreign earnings indefinitely, this cash held outside the United States is not available to meet certain of our cash requirements in the United States, including for cash dividends and common stock repurchases.

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

The table below summarizes our contractual obligations and the amounts we owe under these contracts in specified periods as of October 30, 2010:

			Payment due by period
		Less than			More than
(thousands)	Total	1 Year	1-3 Years	4-5 Years	5 Years

Contractual obligations:
Operating leases[a]	$85,729	$21,871	$21,400	$11,803	$30,655
Long-term debt obligations	375,000	—	—	375,000	—
Interest payments associated with long-term debt obligations[b]	75,000	18,750	37,500	18,750	—
Payments due under interest rate swap agreements[c]	33,369	8,897	17,818	6,654	—
Deferred compensation plan[d]	8,690	—	—	—	8,690
Pension funding[e]	8,965	8,965	—	—	—

Total	$586,753	$58,483	$76,718	$412,207	$39,345

(a)	Certain of our operating lease obligations include escalation clauses. These escalating payment requirements are reflected in the table.

(b)	These interest payments are expected to be offset by the proceeds from our interest rate swap agreements.

(c)	These interest payments are based on a variable interest rate based on the three month LIBOR plus 2.05%. The actual payments will be based on the LIBOR based rate which is set quarterly three months prior to the date of the interest payments plus 2.05%.

(d)	These payments relate to obligations under our Deferred Compensation Plan. The deferred compensation plan allows certain members of management and other highly-compensated employees and non-employee directors to defer receipt of all or any portion of their compensation. The amount in the “More than 5 Years” column of the table represents the remaining total balance under the deferred compensation plan to be paid to participants who have not terminated employment. Since we cannot reasonably estimate the timing of withdrawals for participants who have not yet terminated employment we have included the future obligation to these participants in the “More than 5 Years” column of the table.

(e)	Our funding policy for our foreign defined benefit plans is consistent with the local requirements of each country. The payment obligations in the table are estimates of our expected contributions to these plans for fiscal year 2010. The actual future payments may differ from the amounts presented in the table and reasonable estimates of payments beyond one year are not practical because of potential future changes in variables such as plan asset performance, interest rates and the rate of increase in compensation levels.

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

As of October 30, 2010, our total liabilities associated with uncertain tax positions was $28.3 million, which are included in “Other non-current liabilities” in our Consolidated Balance Sheet contained in Item 8 of this Annual Report on Form 10-K. Due to the complexity associated with our tax uncertainties, we cannot make a reasonably reliable estimate of the period in which we expect to settle the non-current liabilities associated with these uncertain tax positions. Therefore, we have not included these uncertain tax positions in the above contractual obligations table.

The expected timing of payments and the amounts of the obligations discussed above are estimated based on current information available as of October 30, 2010.

Off-balance Sheet Financing

As of October 30, 2010, we had no off-balance sheet financing arrangements.

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

We are planning for revenue in the first quarter of fiscal 2011 to be in the range of $715 million to $740 million. Our plan is for gross margin for the first quarter of fiscal 2011 to be approximately 66%. We are planning for operating margins in the first quarter of fiscal 2011 to be in the range of 34.5% to 35.5%. As a result, our plan is for diluted EPS from continuing operations to be approximately $0.63 to $0.67 in the first quarter of fiscal 2011.

New Accounting Pronouncements

Revenue Arrangements That Include Software Elements

In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2009-14 — Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (formerly EITF Issue No. 09-3). This standard removes tangible products from the scope of software revenue recognition guidance and also provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are within the scope of the software revenue guidance. More specifically, if the software sold with or embedded within the tangible product is essential to the functionality of the tangible product, then this software, as well as undelivered software elements that relate to this software, are excluded from the scope of existing software revenue guidance. ASU No. 2009-14 is effective for fiscal years that begin on or after June 15, 2010, which is our fiscal year 2011. We are currently evaluating the impact, if any, that ASU No. 2009-14 may have on our financial condition and results of operations.

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

Goodwill

Goodwill is subject to annual impairment tests or more frequently if indicators of potential impairment exist and suggest that the carrying value of goodwill may not be recoverable from estimated discounted future cash flows. We test goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the fourth quarter or more frequently if we believe indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. We generally determine the fair value of our reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies, which requires significant judgment by management. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. These impairment tests may result in impairment losses that could have a material adverse impact on our results of operations.

Accounting for Income Taxes

We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, benefits, and deductions, and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of the recognition of revenue and expense for tax and financial statement purposes, as well as the interest and penalties relating to these uncertain tax positions. We assessed the likelihood of the realization of deferred tax assets and concluded that a valuation allowance is needed to reserve the amount of the deferred tax assets that may not be realized due to the uncertainty of the timing and amount of the realization of certain state credit carryovers. In reaching our conclusion, we evaluated certain relevant criteria including the existence of deferred tax liabilities that can be used to absorb deferred tax assets, the taxable income in prior carryback years in the impacted state jurisdictions that can be used to absorb net operating losses and taxable income in future years. Our judgments regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors. These changes, if any, may require material adjustments to these deferred tax assets, resulting in a reduction in net income or an increase in net loss in the period when such determinations are made, which in turn, may result in an increase or decrease to our tax provision in a subsequent period.

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

In the ordinary course of global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of cost reimbursement and royalty arrangements among related entities. Although we believe our estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different than that which is reflected in our historical income tax provisions and accruals. In the event our assumptions are incorrect, the differences could have a material impact on our income tax provision and operating results in the period in which such determination is made. In addition to the factors described above, our current and expected effective tax rate is based on then-current tax law. Significant changes during the year in enacted tax law could affect these estimates.

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

The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. Based on an analysis of our historical forfeitures, we have applied an annual forfeiture rate of 4.3% to all unvested stock-based awards as of October 30, 2010. The rate of 4.3% represents the portion that is expected to be forfeited each year over the vesting period. This analysis is re-evaluated quarterly and the forfeiture rate is adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those awards that vest.

Contingencies

From time to time, we receive demands from third parties alleging that our products or manufacturing processes infringe the patent or intellectual property rights of these parties. We periodically assess each matter to determine if a contingent liability should be recorded. In making this determination, we may, depending on the nature of the matter, consult with internal and external legal counsel and technical experts. Based on the information we obtain, combined with our judgment regarding all the facts and circumstances of each matter, we determine whether it is probable that a contingent loss may be incurred and whether the amount of such loss can be reasonably estimated. If a loss is probable and reasonably estimable, we record a contingent loss. In determining the amount of a contingent loss, we consider advice received from experts in the specific matter, current status of legal proceedings, settlement negotiations that may be ongoing, prior case history and other factors. If the judgments and estimates made by us are incorrect, we may need to record additional contingent losses that could materially adversely impact our results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Exposure

Based on our marketable securities and short term investments outstanding as of October 30, 2010 and October 31, 2009, our annual interest income would change by approximately $27 million and $18 million, respectively, for each 100 basis point increase in interest rates.

To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of October 30, 2010, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $4 million incremental decline in the fair market value of the portfolio. As of October 31, 2009, a similar 100 basis point shift in the yield curve would have resulted in approximately $3 million of incremental decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.

In June 2009, we entered into an interest rate swap agreement to hedge the benchmark interest rate of our $375 million 5.0% senior unsecured notes due July 1, 2014. The effect of the swap was to convert our 5.0% fixed interest rate to a variable interest rate based on the three-month LIBOR plus 2.05% (2.34% as of October 30, 2010). If LIBOR changes by 100 basis points, our annual interest expense would change by approximately $4 million.

Foreign Currency Exposure

As more fully described in Note 2i. in the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K, we regularly hedge our non-U.S. dollar-based exposures by entering into forward foreign currency exchange contracts. The terms of these contracts are for periods matching the duration of the underlying exposure and generally range from one month to twelve months. Currently, our largest foreign currency exposure is the Euro, primarily because our European operations have the highest proportion of our local currency denominated expenses. Relative to foreign currency exposures existing at October 30, 2010 and October 31, 2009, a 10% unfavorable movement in foreign currency exchange rates over the course of the year would expose us to approximately $6 million in losses in earnings or cash flows.

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

The following table illustrates the effect that a 10% unfavorable or favorable movement in foreign currency exchange rates, relative to the U.S. dollar, would have on the fair value of our forward exchange contracts as of October 30, 2010 and October 31, 2009:

	October 30, 2010	October 31, 2009

Fair value of forward exchange contracts asset	$7,256	$8,367
Fair value of forward exchange contracts after a 10% unfavorable movement in foreign currency exchange rates asset	$22,062	$20,132
Fair value of forward exchange contracts after a 10% favorable movement in foreign currency exchange rates liability	$(7,396)	$(6,781)

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ANALOG DEVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME
Years ended October 30, 2010, October 31, 2009 and November 1, 2008

(thousands, except per share amounts)	2010	2009	2008

Revenue
Revenue	$2,761,503	$2,014,908	$2,582,931
Costs and Expenses
Cost of sales(1)	962,081	896,271	1,005,656

Gross margin	1,799,422	1,118,637	1,577,275
Operating expenses:
Research and development(1)	492,305	446,980	533,480
Selling, marketing, general and administrative(1)	390,560	333,184	415,682
Special charges	16,483	53,656	3,088

	899,348	833,820	952,250
Operating income from continuing operations	900,074	284,817	625,025
Nonoperating (income) expenses:
Interest expense	10,429	4,094	—
Interest income	(9,837)	(15,621)	(41,041)
Other, net	(2,183)	(1,100)	(36)

	(1,591)	(12,627)	(41,077)

Earnings
Income from continuing operations before income taxes	901,665	297,444	666,102
Provision for income taxes:
Payable currently	200,306	38,441	152,294
Deferred	(9,866)	11,595	(11,369)

	190,440	50,036	140,925

Income from continuing operations, net of tax	711,225	247,408	525,177

Discontinued operations, net of tax:
Income from discontinued operations	—	364	12,779
Gain on sale of discontinued operations	859	—	248,328

Total income from discontinued operations, net of tax	859	364	261,107

Net income	$712,084	$247,772	$786,284

Shares used to compute earnings per share — Basic	297,387	291,385	292,688
Shares used to compute earnings per share — Diluted	305,861	292,698	297,110
Earnings per share — Basic
Income from continuing operations, net of tax	$2.39	$0.85	$1.79
Net income	$2.39	$0.85	$2.69
Earnings per share — Diluted
Income from continuing operations, net of tax	$2.33	$0.85	$1.77
Net income	$2.33	$0.85	$2.65
Dividends declared and paid per share	$0.84	$0.80	$0.76
(1) Includes stock-based compensation expense as follows:
Cost of sales	$7,333	$7,469	$7,806
Research and development	$23,342	$22,666	$23,768
Selling, marketing, general and administrative	$21,077	$18,478	$20,970

See accompanying Notes.

ANALOG DEVICES, INC.

CONSOLIDATED BALANCE SHEETS
October 30, 2010 and October 31, 2009

(thousands, except per share amounts)	2010	2009

ASSETS
Current Assets
Cash and cash equivalents	$1,070,000	$639,729
Short-term investments	1,617,768	1,176,244
Accounts receivable less allowances of $1,581 ($1,681 in 2009)	387,169	301,036
Inventories(1)	277,478	253,161
Deferred tax assets	74,710	78,740
Deferred compensation plan investments	—	1,363
Prepaid expenses and other current assets	51,874	40,363

Total current assets	3,478,999	2,490,636

Property, Plant and Equipment, at Cost
Land and buildings	401,277	395,151
Machinery and equipment	1,578,493	1,511,822
Office equipment	56,449	56,294
Leasehold improvements	65,326	66,847

	2,101,545	2,030,114
Less accumulated depreciation and amortization	1,628,880	1,553,598

Net property, plant and equipment	472,665	476,516

Other Assets
Deferred compensation plan investments	8,690	6,580
Other investments	1,317	1,485
Goodwill	255,580	250,881
Intangible assets, net	1,343	6,855
Deferred tax assets	52,765	38,759
Other assets	57,472	35,658
Non-current assets of discontinued operations	—	62,037

Total other assets	377,167	402,255

	$4,328,831	3,369,407

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$133,111	$107,334
Deferred income on shipments to distributors, net	242,848	149,278
Income taxes payable	60,421	6,445
Deferred compensation plan liability	—	1,363
Accrued liabilities	207,087	122,193

Total current liabilities	643,467	386,613

Non-current Liabilities
Long-term debt	400,635	379,626
Deferred income taxes	1,800	1,345
Deferred compensation plan liability	8,690	6,577
Other non-current liabilities	74,522	66,097

Total non-current liabilities	485,647	453,645

Commitments and contingencies (Note 12)
Shareholders’ Equity
Preferred stock, $1.00 par value, 471,934 shares authorized, none outstanding	—	—
Common stock, $0.16 2/3 par value, 1,200,000,000 shares authorized, 298,652,994 shares issued and outstanding (291,861,767 on October 31, 2009)	49,777	48,645
Capital in excess of par value	286,969	56,306
Retained earnings	2,896,566	2,434,446
Accumulated other comprehensive loss	(33,595)	(10,248)

Total shareholders’ equity	3,199,717	2,529,149

	$4,328,831	$3,369,407

(1)	Includes $2,534 and $2,718 related to stock-based compensation at October 30, 2010 and October 31, 2009, respectively.

See accompanying Notes.

ANALOG DEVICES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years ended October 30, 2010, October 31, 2009 and November 1, 2008

					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
(thousands)	Shares	Amount	Par Value	Earnings	(Loss) Income

BALANCE, NOVEMBER 3, 2007	303,354	$50,560	$—	$2,253,483	$33,091

Activity in Fiscal 2008
Net Income — 2008				786,284
Dividends declared and paid				(222,530)
Issuance of stock under stock plans and other, net of repurchases	7,256	1,209		92,946
Tax benefit — stock options				26,095
Stock-based compensation expense				50,247
Other comprehensive loss					(81,269)
Common stock repurchased	(19,417)	(3,236)		(566,617)

BALANCE, NOVEMBER 1, 2008	291,193	48,533	—	2,419,908	(48,178)

Activity in Fiscal 2009
Change in defined benefit plan measurement date				(246)
Net Income — 2009				247,772
Dividends declared and paid				(232,988)
Issuance of stock under stock plans and other, net of repurchases	851	142	12,235
Tax deficit— stock options			(810)
Stock-based compensation expense			48,613
Other comprehensive income					37,930
Common stock repurchased	(182)	(30)	(3,732)

BALANCE, OCTOBER 31, 2009	291,862	48,645	56,306	2,434,446	(10,248)

Activity in Fiscal 2010
Net Income — 2010				712,084
Dividends declared and paid				(249,964)
Issuance of stock under stock plans and other, net of repurchases	8,066	1,344	214,803
Tax benefit — stock options			3,744
Stock-based compensation expense			51,752
Other comprehensive loss					(23,347)
Common stock repurchased	(1,275)	(212)	(39,636)

BALANCE, OCTOBER 30, 2010	298,653	$49,777	$286,969	$2,896,566	$(33,595)

See accompanying Notes.

ANALOG DEVICES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended October 30, 2010, October 31, 2009 and November 1, 2008

(thousands)	2010	2009	2008

Income from continuing operations, net of tax	$711,225	$247,408	$525,177
Foreign currency translation adjustment	6,085	14,840	(42,370)
Net unrealized (losses) gains on securities:
Net unrealized holding (losses) gains (net of taxes of $6 in 2010, $347 in 2009 and $372 in 2008) on securities classified as short-term investments	(50)	(2,456)	2,508
Net unrealized holding gains (losses) (net of taxes of $175 in 2010, $197 in 2009 and $217 in 2008) on securities classified as other investments	325	366	400

Net unrealized (losses) gains on securities	275	(2,090)	2,908

Derivative instruments designated as cash flow hedges:
Changes in fair value of derivatives (net of taxes of $449 in 2010, $2,278 in 2009 and $3,001 in 2008)	(1,339)	16,215	(19,727)
Realized loss (gain) reclassification (net of taxes of $458 in 2010, $1,609 in 2009 and $1,042 in 2008)	1,863	9,657	(6,848)

Net change in derivative instruments designated as cash flow hedges	524	25,872	(26,575)

Accumulated other comprehensive (loss) income — pension plans:
Transition obligation (net of taxes of $34 in 2010, $1 in 2009 and $4 in 2008)	(80)	(34)	(43)
Net actuarial loss (net of taxes of $4,594 in 2010, $287 in 2009 and $1,971 in 2008)	(30,151)	(663)	(15,197)
Net prior service income (net of taxes of $0 in 2010, $1 in 2009 and $4 in 2008)	—	5	8

Net change in accumulated other comprehensive loss — pension plans (net of taxes of $4,560 in 2010, $286 in 2009 and $1,963 in 2008)	(30,231)	(692)	(15,232)

Other comprehensive (loss) income	(23,347)	37,930	(81,269)

Comprehensive income from continuing operations	687,878	285,338	443,908

Income from discontinued operations, net of tax	859	364	261,107

Comprehensive income	$688,737	$285,702	$705,015

See accompanying Notes.

ANALOG DEVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended October 30, 2010 October 31, 2009 and November 1, 2008

(thousands)	2010	2009	2008

Operations
Cash flows from operating activities:
Net income	$712,084	$247,772	$786,284
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	116,083	132,493	144,222
Amortization of intangibles	4,828	7,377	9,250
Stock-based compensation expense	51,752	48,613	50,247
Gain on sale of business	(859)	—	(248,328)
Non-cash portion of special charges	487	15,468	—
Other non-cash activity	1,662	1,663	310
Excess tax benefit — stock options	(317)	(20)	(18,586)
Deferred income taxes	(9,866)	11,595	(11,369)
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(82,380)	16,561	48,903
(Increase) decrease in inventories	(24,274)	67,347	16,784
(Increase) decrease in prepaid expenses and other current assets	(4,002)	731	6,557
(Increase) decrease in deferred compensation plan investments	(747)	24,097	4,401
Increase (decrease) in accounts payable, deferred income and accrued liabilities	190,043	(100,064)	(60,736)
Increase (decrease) in deferred compensation plan liability	750	(24,801)	(3,811)
Income tax payments related to gain on sale of businesses	—	(4,105)	(110,401)
Increase (decrease) in income taxes payable	61,984	(24,909)	41,443
(Decrease) increase in other liabilities	(26,053)	12,330	14,198

Total adjustments	279,091	184,376	(116,916)

Net cash provided by operating activities	991,175	432,148	669,368

Investing Activities
Cash flows from investing:
Purchases of short-term available-for-sale investments	(3,478,025)	(2,812,094)	(1,925,654)
Maturities of short-term available-for-sale investments	2,801,727	2,274,254	1,768,948
Sales of short-term available-for-sale investments	234,718	74,880	99,734
Additions to property, plant and equipment, net	(111,557)	(56,095)	(157,408)
Net proceeds (expenditures) related to sale of businesses	63,036	(1,653)	403,181
Payments for acquisitions	—	(8,360)	(3,146)
Decrease (increase) in other assets	4,276	(5,661)	2,708

Net cash (used for) provided by investing activities	(485,825)	(534,729)	188,363

Financing Activities
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	370,350	—
Dividend payments to shareholders	(249,964)	(232,988)	(222,530)
Repurchase of common stock	(39,848)	(3,762)	(569,853)
Net proceeds from employee stock plans	216,147	12,377	94,155
Other financing activities	710	—	(366)
Excess tax benefit — stock options	317	20	18,586

Net cash (used for) provided by financing activities	(72,638)	145,997	(680,008)

Effect of exchange rate changes on cash	(2,441)	2,714	(9,096)

Net increase in cash and cash equivalents	430,271	46,130	168,627
Cash and cash equivalents at beginning of year	639,729	593,599	424,972

Cash and cash equivalents at end of year	$1,070,000	$639,729	$593,599

See accompanying Notes.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended October 30, 2010, October 31, 2009 and November 1, 2008
(all tabular amounts in thousands except per share amounts)

1.	Description of Business

Analog Devices, Inc. (“Analog Devices” or the “Company”) is a world leader in the design, manufacture and technical support of high-performance analog, mixed-signal and digital signal processing integrated circuits used in industrial, automotive, consumer, communication and computer applications. Since the Company’s inception in 1965, it has focused on solving the engineering challenges associated with signal processing in electronic equipment. The Company’s signal processing products convert real-world phenomena such as temperature, pressure, sound, light, speed and motion into electrical signals to be used in a wide array of electronic equipment. Signal processing technology is a critical element of industrial, automotive, consumer, and communications applications. As new generations of digital applications evolve, they generate new needs for high-performance analog signal processing and digital signal processing technology. The Company produces a wide range of products that are designed to meet the signal processing technology needs of a broad base of customers.

The Company’s products are embedded inside many types of electronic equipment including:

• Industrial process controls	• Medical imaging equipment
• Factory automation systems	• Portable electronic devices
• Instrumentation	• Cellular basestations
• Energy management systems	• Wireless communications equipment
• Defense electronics	• Digital cameras
• Automobiles	• Digital televisions

2.	Summary of Significant Accounting Policies

a.	Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its subsidiaries. Upon consolidation, all intercompany accounts and transactions are eliminated. Certain amounts reported in previous years have been reclassified to conform to the fiscal 2010 presentation. Such reclassified amounts were immaterial. The Company’s fiscal year is the 52-week or 53-week period ending on the Saturday closest to the last day in October. Fiscal years 2010, 2009 and 2008 were 52-week periods.

The Company sold its baseband chipset business and related support operations (Baseband Chipset Business) to MediaTek Inc. and its CPU voltage regulation and PC thermal monitoring business to certain subsidiaries of ON Semiconductor Corporation during the first quarter of fiscal 2008. The Company has reflected the financial results of these businesses as discontinued operations in the consolidated statements of income for all periods presented. The assets of these businesses are reflected as non-current assets of discontinued operations in the consolidated balance sheet as of October 31, 2009. The historical results of operations of these businesses have been segregated from the Company’s consolidated financial statements and are included in income from discontinued operations, net of tax, in the consolidated statements of income.

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

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company’s deferred compensation plan investments are classified as trading. See Note 7 for additional information on the Company’s deferred compensation plan investments. There were no cash equivalents or short-term investments classified as trading at October 30, 2010 and October 31, 2009.

The Company periodically evaluates its investments for impairment. There were no other-than-temporary impairments of short-term investments in any of the fiscal years presented.

No realized gains or losses were recorded during any of the fiscal years presented.

Unrealized gains and losses on available-for-sale securities classified as short-term investments at October 30, 2010 and October 31, 2009 are as follows:

	2010	2009

Unrealized gains on securities classified as short-term investments	$165	$128
Unrealized losses on securities classified as short-term investments	(217)	(124)

Net unrealized (losses) gains on securities classified as short-term investments	$(52)	$4

Unrealized gains and losses in 2010 and 2009 relate to corporate obligations.

The components of the Company’s cash and cash equivalents and short-term investments as of October 30, 2010 and October 31, 2009 were as follows:

	2010	2009

Cash and cash equivalents:
Cash	$37,460	$30,744
Available-for-sale	1,020,993	604,276
Held-to-maturity	11,547	4,709

Total cash and cash equivalents	$1,070,000	$639,729

Short-term investments:
Available-for-sale	$1,587,768	$1,176,244
Held-to-maturity (less than one year to maturity)	30,000	—

Total short-term investments	$1,617,768	$1,176,244

See Note 2j. for additional information on the Company’s cash equivalents and short-term investments.

c.	Supplemental Cash Flow Statement Information

	2010	2009	2008

Cash paid during the fiscal year for:
Income taxes	$137,149	$60,609	$201,974
Interest	$9,603	$2,502	$—

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

d.	Inventories

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

Inventories at October 30, 2010 and October 31, 2009 are as follows:

	2010	2009

Raw materials	$22,008	$13,373
Work in process	171,390	173,696
Finished goods	84,080	66,092

Total inventories	$277,478	$253,161

e.	Property, Plant and Equipment

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

Depreciation expense from continuing operations of property, plant and equipment was $116.1 million, $132.5 million and $144.2 million in fiscal 2010, 2009 and 2008, respectively.

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

Goodwill

The Company annually evaluates goodwill for impairment as well as whenever events or changes in circumstances suggest that the carrying value of goodwill may not be recoverable. The Company tests goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the fourth quarter or more frequently if indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reporting units with their aggregate carrying values, including goodwill. The Company determines the fair value of its reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. No impairment of goodwill resulted from the Company’s most recent evaluation, which occurred in the fourth quarter of fiscal 2010. No impairment of goodwill resulted in any of the fiscal years presented. The Company’s next annual impairment assessment will be made in the fourth quarter of fiscal 2011 unless indicators arise that would require the Company to reevaluate at an earlier date. The following table presents the changes in goodwill during fiscal 2010 and 2009:

	2010	2009

Balance at beginning of year	$250,881	$235,175
Acquisition of AudioAsics(1)	—	3,071
Acquisition of Integrant Technologies(2)	—	2,098
Foreign currency translation adjustment	4,699	10,537

Balance at end of year	$255,580	$250,881

(1)	The Company made its final milestone payment related to this 2006 acquisition during fiscal 2009.

(2)	The Company purchased the remaining outstanding minority shares related to this 2006 acquisition during fiscal 2009.

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

Intangible assets, which will continue to be amortized, consisted of the following:

	October 30, 2010		October 31, 2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Technology-based	$7,166	$6,323	$23,326	$17,615
Customer relationships	2,858	2,358	5,103	3,959

Total	$10,024	$8,681	$28,429	$21,574

Intangible assets are amortized on a straight-line basis over their estimated useful lives or on an accelerated method of amortization that is expected to reflect the estimated pattern of economic use. The remaining amortization expense will be recognized over a weighted-average period of approximately 0.6 years.

Amortization expense from continuing operations related to intangibles was $4.8 million, $7.4 million and $9.3 million in fiscal 2010, 2009 and 2008, respectively.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company expects annual amortization expense for these intangible assets to be:

Fiscal Year	Amortization Expense

2011	$1,343

g.	Grant Accounting

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

The functional currency for the Company’s foreign sales and research and development operations is the applicable local currency. Gains and losses resulting from translation of these foreign currencies into U.S. dollars are recorded in accumulated other comprehensive (loss) income. Transaction gains and losses and remeasurement of foreign currency denominated assets and liabilities are included in income currently, including those at the Company’s principal foreign manufacturing operations where the functional currency is the U.S. dollar. Foreign currency transaction gains or losses included in other expenses, net, were not material in fiscal 2010, 2009 or 2008.

i.	Derivative Instruments and Hedging Agreements

Foreign Exchange Exposure Management — The Company enters into forward foreign currency exchange contracts to offset certain operational and balance sheet exposures from the impact of changes in foreign currency exchange rates. Such exposures result from the portion of the Company’s operations, assets and liabilities that are denominated in currencies other than the U.S. dollar, primarily the Euro; other exposures include the Philippine Peso and the British Pound. These foreign currency exchange contracts are entered into to support transactions made in the normal course of business, and accordingly, are not speculative in nature. The contracts are for periods consistent with the terms of the underlying transactions, generally one year or less. Hedges related to anticipated transactions are designated and documented at the inception of the respective hedges as cash flow hedges and are evaluated for effectiveness monthly. Derivative instruments are employed to eliminate or minimize certain foreign currency exposures that can be confidently identified and quantified. As the terms of the contract and the underlying transaction are matched at inception, forward contract effectiveness is calculated by comparing the change in fair value of the contract to the change in the forward value of the anticipated transaction, with the effective portion of the gain or loss on the derivative instrument reported as a component of accumulated other comprehensive (loss) income (OCI) in shareholders’ equity and reclassified into earnings in the same period during which the hedged transaction affects earnings. Any residual change in fair value of the instruments, or ineffectiveness, is recognized immediately in other (income) expense. Additionally, the Company enters into forward foreign currency contracts that economically hedge the gains and losses generated by the remeasurement of certain recorded assets and liabilities in a non-functional currency. Changes in the fair value of these undesignated hedges are recognized in other (income) expense immediately as an offset to the changes in the fair value of the asset or liability being hedged. As of October 30, 2010 and October 31, 2009, the total notional amount of these undesignated hedges was $42.1 million and $38 million, respectively. The fair value of these hedging instruments in the Company’s condensed consolidated balance sheets as of October 30, 2010 and October 31, 2009 was immaterial.

Interest Rate Exposure Management — On June 30, 2009, the Company entered into interest rate swap transactions related to its outstanding 5% senior unsecured notes where the Company swapped the notional amount of its $375 million of fixed rate debt at 5.0% into floating interest rate debt through July 1, 2014. Under the terms of the swaps, the Company will (i) receive on the $375 million notional amount a 5.0% annual interest payment that is

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

paid in two installments on the 1st of every January and July, commencing January 1, 2010 through and ending on the maturity date; and (ii) pay on the $375 million notional amount an annual three-month LIBOR plus 2.05% (2.34% as of October 30, 2010) interest payment, payable in four installments on the 1st of every January, April, July and October, commencing on October 1, 2009 and ending on the maturity date. The LIBOR-based rate is set quarterly three months prior to the date of the interest payment. The Company designated these swaps as fair value hedges. The fair value of the swaps at inception was zero and subsequent changes in the fair value of the interest rate swaps were reflected in the carrying value of the interest rate swaps on the balance sheet. The carrying value of the debt on the balance sheet was adjusted by an equal and offsetting amount. The gain or loss on the hedged item (that is fixed-rate borrowings) attributable to the hedged benchmark interest rate risk and the offsetting gain or loss on the related interest rate swaps for fiscal year 2010 and fiscal year 2009 are as follows:

Income Statement	October 30, 2010			October 31, 2009
Classification	Gain on Swaps	Loss on Note	Net Income Effect	Gain on Swaps	Loss on Note	Net Income Effect

Other income	$20,692	$(20,692)	$—	$6,109	$(6,109)	$—

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

The total notional amount of derivative instruments designated as hedging instruments as of October 30, 2010 and October 31, 2009 was as follows: $375 million of interest rate swap agreements accounted for as fair value hedges, and $140 million and $128 million, respectively, of cash flow hedges denominated in Euros, British Pounds and Philippine Pesos. The fair value of these hedging instruments in the Company’s condensed consolidated balance sheets as of October 30, 2010 and October 31, 2009 was as follows:

		Fair Value at	Fair Value at
	Balance Sheet Location	October 30, 2010	October 31, 2009

Interest rate swap agreements	Other assets	$26,801	$6,109
Forward foreign currency exchange contracts	Prepaid expenses and other current assets	$7,542	$8,400

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effect of derivative instruments designated as cash flow hedges on the condensed consolidated statements of income for fiscal 2010 and fiscal 2009 are as follows:

	October 30, 2010	October 31, 2009

(Loss) gain recognized in OCI on derivative (net of tax of $449 in 2010 and $2,278 in 2009)	$(1,339)	$16,215
Loss reclassified from OCI into income (net of tax of $458 in 2010 and $1,609 in 2009)	$1,863	$9,657

The amounts reclassified into earnings before tax are recognized in cost of sales and operating expenses as follows:

	October 30, 2010	October 31, 2009

Cost of sales	$(112)	$4,920
Research and development	$1,259	$3,564
Selling, marketing, general and administrative	$1,174	$2,782

All derivative gains and losses included in OCI will be reclassified into earnings within the next 12 months. There was no ineffectiveness during fiscal year ended October 30, 2010 or October 31, 2009.

Accumulated Derivative Gains or Losses

The following table summarizes activity in accumulated other comprehensive (loss) income related to derivatives classified as cash flow hedges held by the Company during the period from November 2, 2008 through October 30, 2010:

	2010	2009

Balance at beginning of year	$5,609	$(20,263)
Changes in fair value of derivatives — (loss) gain, net of tax	(1,339)	16,215
Reclassifications into earnings from other comprehensive loss, net of tax	1,863	9,657

Balance at end of year	$6,133	$5,609

All of the accumulated gain will be reclassified into earnings over the next twelve months.

j.	Fair Value

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

Level 3 — Level 3 inputs are unobservable inputs for the asset or liability in which there is little, if any, market activity for the asset or liability at the measurement date. As of October 30, 2010 and October 31, 2009 the Company held no assets or liabilities valued using Level 3 inputs.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below sets forth by level the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of October 30, 2010 and October 31, 2009. The table excludes cash on hand and assets and liabilities that are measured at historical cost or any basis other than fair value.

	October 30, 2010			October 31, 2009
	Fair Value measurement at			Fair Value measurement at
	Reporting Date using:			Reporting Date using:
	Quoted			Quoted
	Prices in			Prices in
	Active			Active
	Markets	Significant		Markets	Significant
	for	Other		for	Other
	Identical	Observable		Identical	Observable
	Assets	Inputs		Assets	Inputs
	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)	Total

Assets
Cash equivalents:
Available-for-sale:
Institutional money market funds	$921,034	$—	$921,034	$553,295	$—	$553,295
Corporate obligations	—	99,959	99,959	—	50,981	50,981
Short — term investments:
Available-for-sale:
Securities with one year or less to maturity:
Corporate obligations(1)	—	1,520,220	1,520,220	—	1,136,244	1,136,244
Floating rate notes, issued at par	—	50,000	50,000	—	40,000	40,000
Securities with greater than one year to maturity:
Floating rate notes(1)	—	17,548	17,548	—	—	—
Other assets:
Forward foreign currency exchange contracts(2)	—	7,256	7,256	—	8,367	8,367
Deferred compensation investments	8,690	—	8,690	7,943	—	7,943
Other investments	1,317	—	1,317	1,485	—	1,485
Interest rate swap agreements	—	26,801	26,801	—	6,109	6,109

Total assets measured at fair value	$931,041	$1,721,784	$2,652,825	$562,723	$1,241,701	$1,804,424

Liabilities
Long-term debt(3)	$—	$400,635	$400,635	$—	$379,626	$379,626

Total liabilities measured at fair value	$—	$400,635	$400,635	$—	$379,626	$379,626

(1)	The amortized cost of the Company’s investments classified as available-for-sale as of October 30, 2010 and October 31, 2009 was $1,639.1 million and $1,187.9 million, respectively.

(2)	The Company has a master netting arrangement by counterparty with respect to derivative contracts. In fiscal 2010, contracts in a liability position of $0.8 million were netted against contracts in an asset position in the condensed consolidated balance sheets. In fiscal 2009, contracts in a liability position of $0.1 million were netted against contracts in an asset position in the condensed consolidated balance sheets.

(3)	Equal to the accreted notional value of the debt plus the mark-to-market of the interest rate component of the long-term debt to fair value. The fair value of the long-term debt as of October 30, 2010 and October 31, 2009 was $416.3 million and $389.5 million, respectively.

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

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred compensation plan investments and other investments — The fair value of these mutual fund, money market fund and equity investments are based on quoted market prices.

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

Forward foreign currency exchange contracts — The estimated fair value of forward foreign currency exchange contracts, which includes derivatives that are accounted for as cash flow hedges and those that are not designated as cash flow hedges, is based on the estimated amount the Company would receive if it sold these agreements at the reporting date taking into consideration current interest rates as well as the creditworthiness of the counterparty for assets and the Company’s creditworthiness for liabilities.

k.	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates relate to the useful lives of fixed assets and identified intangible assets, allowances for doubtful accounts and customer returns, the net realizable value of inventory, potential reserves relating to litigation matters, accrued liabilities, accrued taxes, deferred tax valuation allowances, assumptions pertaining to share-based payments and other reserves. Actual results could differ from those estimates and such differences may be material to the financial statements.

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

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Distributors are granted price-adjustment credits related to many of their sales to their customers. Price adjustment credits are granted when the distributor’s standard cost (i.e., the Company’s sales price to the distributor) does not provide the distributor with an appropriate margin on its sales to its customers. As distributors negotiate selling prices with their customers, the final sales price agreed to with the customer will be influenced by many factors, including the particular product being sold, the quantity ordered, the particular customer, the geographic location of the distributor and the competitive landscape. As a result, the distributor may request and receive a price adjustment credit from the Company to allow the distributor to earn an appropriate margin on the transaction.

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

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of October 30, 2010 and October 31, 2009, the Company had gross deferred revenue of $327.2 million and $230.8 million, respectively, and gross deferred cost of sales of $84.4 million and $81.5 million, respectively. Deferred income on shipments to distributors increased by $93.5 million in fiscal 2010 primarily, as a result of the Company’s shipments to its distributors in fiscal 2010 exceeding the distributors’ sales to their customers during this same time period.

Shipping costs are charged to cost of sales as incurred.

The Company generally offers a 12-month warranty for its products. The Company’s warranty policy provides for replacement of the defective product. Specific accruals are recorded for known product warranty issues. Product warranty expenses during fiscal 2010, 2009 and 2008 were not material.

o.	Accumulated Other Comprehensive (Loss) Income

Other comprehensive (loss) income includes certain transactions that have generally been reported in the consolidated statement of shareholders’ equity. The components of accumulated other comprehensive loss at October 30, 2010 and October 31, 2009 consisted of the following:

	2010	2009

Accumulated other comprehensive loss — pension plans:
Transition obligation	$(129)	$(49)
Net actuarial loss	(38,839)	(8,688)
Unrealized gains on available-for-sale securities	822	932
Unrealized losses on available-for-sale securities	(191)	(576)
Foreign currency translation	(1,391)	(7,476)
Unrealized gains on derivative instruments	6,133	5,609

Total accumulated other comprehensive loss	$(33,595)	$(10,248)

The aggregate fair value of investments with unrealized losses as of October 30, 2010 and October 31, 2009 was $731.0 million and $535.3 million, respectively. These unrealized losses are primarily related to commercial paper that earns lower interest rates than current market rates. None of these investments have been in a loss position for more than twelve months.

p.	Advertising Expense

Advertising costs are expensed as incurred. Advertising expense was $3.7 million in fiscal 2010, $5.2 million in fiscal 2009 and $10.0 million in fiscal 2008.

q.	Income Taxes

Deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted income tax rates and laws that are expected to be in effect when the temporary differences are expected to reverse. Additionally, deferred tax assets and liabilities are separated into current and non-current amounts based on the classification of the related assets and liabilities for financial reporting purposes.

r.	Earnings Per Share of Common Stock

Basic earnings per share is computed based only on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential future issuances of common stock

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table sets forth the computation of basic and diluted earnings per share:

	2010	2009	2008

Income from continuing operations, net of tax	$711,225	$247,408	$525,177

Total income from discontinued operations, net of tax	859	364	261,107

Net income	$712,084	$247,772	$786,284

Basic shares:
Weighted average shares outstanding	297,387	291,385	292,688

Earnings per share-basic:
Income from continuing operations, net of tax	$2.39	$0.85	$1.79

Total income from discontinued operations, net of tax	0.00	0.00	0.89

Net income(1)	$2.39	$0.85	$2.69

Diluted shares:
Weighted average shares outstanding	297,387	291,385	292,688
Assumed exercise of common stock equivalents	8,474	1,313	4,422

Weighted average common and common equivalent shares	305,861	292,698	297,110

Earnings per share-diluted:
Income from continuing operations, net of tax	$2.33	$0.85	$1.77

Total income from discontinued operations, net of tax	0.00	0.00	0.88

Net income	$2.33	$0.85	$2.65

Weighted average anti-dilutive shares related to:
Outstanding stock options	18,206	55,827	57,364

(1)	The sum of the individual per share amounts may not equal due to rounding.

s.	Stock-Based Compensation

Stock-based compensation is measured at the grant date based on the grant-date fair value of the awards ultimately expected to vest, and is recognized as an expense on a straight-line basis over the vesting period, which is generally five years. Determining the amount of stock-based compensation to be recorded requires the Company to develop estimates used in calculating the grant-date fair value of stock options. The Company calculates the grant-date fair value using the Black-Scholes valuation model. The use of valuation models requires the Company to make estimates and assumptions such as expected volatility, expected term, risk-free interest rate, expected dividend yield and forfeiture rates.

See Note 3 for additional information relating to stock-based compensation.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

t.	New Accounting Pronouncements

Revenue Arrangements That Include Software Elements

In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2009-14 — Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (formerly EITF Issue No. 09-3). This standard removes tangible products from the scope of software revenue recognition guidance and also provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are within the scope of the software revenue guidance. More specifically, if the software sold with or embedded within the tangible product is essential to the functionality of the tangible product, then this software, as well as undelivered software elements that relate to this software, are excluded from the scope of existing software revenue guidance. ASU No. 2009-14 is effective for fiscal years that begin on or after June 15, 2010, which is the Company’s fiscal year 2011. The Company is currently evaluating the impact, if any, that ASU No. 2009-14 may have on the Company’s financial condition and results of operations.

Multiple-Deliverable Revenue Arrangements

In October 2009, the FASB issued ASU No. 2009-13 — Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (formerly EITF Issue No. 08-1). This standard modifies the revenue recognition guidance for arrangements that involve the delivery of multiple elements, such as product, software, services or support, to a customer at different times as part of a single revenue generating transaction. This standard provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. The standard also expands the disclosure requirements for multiple-deliverable revenue arrangements. ASU No. 2009-13 is effective for fiscal years that begin on or after June 15, 2010, which is the Company’s fiscal year 2011. The Company is currently evaluating the impact, if any, that ASU No. 2009-13 may have on the Company’s financial condition and results of operations.

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

In November 2007, the Company entered into a purchase and sale agreement with certain subsidiaries of ON Semiconductor Corporation to sell the Company’s CPU voltage regulation and PC thermal monitoring business

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which consisted of core voltage regulator products for the central processing unit in computing and gaming applications and temperature sensors and fan-speed controllers for managing the temperature of the central processing unit. During the first quarter of fiscal 2008, the Company completed the sale of this business for net cash proceeds of $138 million, which was net of other cash payments of approximately $1.4 million. The Company made final additional cash payments of approximately $2.2 million in the second quarter of fiscal 2008. In connection with the purchase and sale agreement, $7.5 million was placed into escrow and was excluded from the gain calculations. The Company recorded a pre-tax gain in the first quarter of fiscal 2008 of $78 million, or $43 million net of tax, which was recorded as a gain on sale of discontinued operations. During the third quarter of fiscal 2008, additional proceeds were released from escrow and an additional pre-tax gain of $6.6 million, or $3.8 million net of tax, was recorded as a gain on sale of discontinued operations. Additionally, at the time of the sale, the Company entered into a one-year manufacturing supply agreement with a subsidiary of ON Semiconductor Corporation for an additional $37 million. The Company has allocated the proceeds from this arrangement based on the fair value of the two elements of this transaction: (i) the sale of a business and (ii) the obligation to manufacture product for a one-year period. As a result, $85 million was recorded as a liability related to the manufacturing supply agreement, all of which has been utilized. The liability was included in current liabilities of discontinued operations on the Company’s consolidated balance sheet. The Company recorded the revenue associated with this manufacturing supply agreement in discontinued operations. In the first quarter of fiscal 2010, additional proceeds of $1 million were released from escrow, $0.6 million net of tax, and was recorded as additional gain from the sale of discontinued operations. The Company does not expect any additional proceeds from this sale.

In September 2007, the Company entered into a definitive agreement to sell its Baseband Chipset Business to MediaTek Inc. The decision to sell the Baseband Chipset Business was due to the Company’s decision to focus its resources in areas where its signal processing expertise can provide unique capabilities and earn superior returns. On January 11, 2008 the Company completed the sale of its Baseband Chipset Business for net cash proceeds of $269 million. The cash proceeds received were net of a refundable withholding tax of $62 million. In connection with the purchase and sale agreement, $10 million was placed into escrow and was excluded from the gain calculations. The Company made additional cash payments of $7.8 million during fiscal 2008, primarily related to transaction fees and retention payments to employees that transferred to MediaTek Inc. The Company made additional cash payments of $1.7 million during fiscal 2009 related to retention payments for employees who transferred to MediaTek Inc. and for the reimbursement of intellectual property license fees incurred by MediaTek Inc. In the first quarter of fiscal 2010, the Company received cash proceeds of $62 million as a result of the refund of the withholding tax and also recorded an additional gain on sale of $0.3 million, or $0.2 million net of tax, due to the settlement of certain items at less than the amounts accrued. The Company may receive additional proceeds of up to $10 million, currently held in escrow, upon the resolution of certain contingent items, which would be recorded as additional gain from the sale of discontinued operations.

The following amounts related to the CPU voltage regulation and PC thermal monitoring and baseband chipset businesses have been segregated from continuing operations and reported as discontinued operations. These amounts also include the revenue and costs of sales provided under a manufacturing supply agreement between the

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company and a subsidiary of ON Semiconductor Corporation, which terminated during the first quarter of fiscal year 2009.

	2010	2009	2008

Total revenue	$—	$10,332	$115,600
Cost of sales	—	10,847	95,070
Operating expenses	—	16	14,951
Gain on sale of discontinued operations	1,316	—	362,594

Income (loss) before income taxes	1,316	(531)	368,173

Provision for (benefit from) income taxes	457	(895)	107,066

Income from discontinued operations, net of tax	$859	$364	$261,107

	October 30, 2010	October 31, 2009

Refundable foreign withholding tax	$—	$62,037

Total assets reclassified to non-current assets of discontinued operations	$—	$62,037

3.	Stock-Based Compensation and Shareholders’ Equity

Equity Compensation Plans

The Company grants, or has granted, stock options and other stock and stock-based awards under The 2006 Stock Incentive Plan (2006 Plan). The 2006 Plan was approved by the Company’s Board of Directors on January 23, 2006 and was approved by shareholders on March 14, 2006 and subsequently amended in March 2006, June 2009, September 2009 and December 2009. The 2006 Plan provides for the grant of up to 15 million shares of the Company’s common stock, plus such number of additional shares that were subject to outstanding options under the Company’s previous plans that are not issued because the applicable option award subsequently terminates or expires without being exercised. The 2006 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. Employees, officers, directors, consultants and advisors of the Company and its subsidiaries are eligible to be granted awards under the 2006 Plan. No award may be made under the 2006 Plan after March 13, 2016, but awards previously granted may extend beyond that date. The Company will not grant further options under any previous plans.

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

As of October 30, 2010 a total of 12,669,980 common shares were available for future grant and 57,013,585 common shares were reserved for issuance under the 2006 Plan.

Grant-Date Fair Value

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of stock option awards. The grant date fair value of restricted stock units represents the value of the Company’s common stock on the date of grant, reduced by the present value of dividends expected to be paid on the Company’s common stock prior to vesting.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information pertaining to the Company’s stock option awards and the related estimated weighted-average assumptions to calculate the fair value of stock options granted are as follows:

		2009 Excluding
		Option
		Exchange
	2010	Program	2009*	2008

Options granted (in thousands)	1,866	5,675	20,873	5,827
Weighted-average exercise price-stock options	$31.49	$19.63	$25.74	$29.79
Weighted-average grant date fair value-stock options	$7.77	$7.42	$5.97	$7.90
Assumptions:
Weighted-average expected volatility	31.4%	58.8%	41.3%	32.4%
Weighted-average expected term (in years)	5.3	5.3	4.7	5.1
Risk-free interest rate	2.5%	1.7%	1.4%	3.2%
Expected dividend yield	2.6%	4.1%	3.2%	2.4%

*	Includes options granted under the stock option exchange program which is described below.

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

Stock-based Compensation Expense

The amount of stock-based compensation expense recognized during a period is based on the value of the awards that are ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock-based award. Based on an analysis of its historical forfeitures, the Company has applied an annual forfeiture rate of 4.3% to all unvested stock-based awards as of October 30, 2010. The rate of 4.3% represents the portion that is expected to be forfeited each year over the vesting period. This analysis will be re-evaluated quarterly and the forfeiture rate will be

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those options that vest.

Stock-option Exchange

During fiscal 2009, shareholders approved and the Company completed an employee stock option exchange program (Option Exchange). The Option Exchange provided eligible employees of the Company, except named executive officers and directors, the opportunity to exchange eligible stock option grants for a smaller number of new stock options with a lower exercise price, or in some instances cash, that had approximately the same fair value as the options surrendered.

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

Stock-Based Compensation Activity

A summary of the activity under the Company’s stock option plans as of October 30, 2010 and changes during the fiscal year then ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Options	Exercise Price	Contractual	Aggregate
	Outstanding	Per Share	Term in Years	Intrinsic Value

Options outstanding at October 31, 2009	52,463	$29.71
Options granted	1,866	$31.49
Options exercised	(8,811)	$27.28
Options forfeited	(1,118)	$27.55
Options expired	(1,321)	$45.19

Options outstanding October 30, 2010	43,079	$29.87	4.6	$238,467

Options exercisable at October 30, 2010	24,994	$31.85	3.3	$118,811
Options vested or expected to vest October 30, 2010(1)	41,975	$29.95	4.5	$230,805

(1)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

The total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) during fiscal 2010, fiscal 2009 and fiscal 2008 was $29.6 million, $4.7 million and $121.7 million, respectively. The total amount of proceeds received by the Company from exercise

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of these options during fiscal 2010, fiscal 2009 and fiscal 2008 was $240.4 million, $15.1 million and $100.6 million, respectively. The total grant-date fair value of stock options that vested during fiscal 2010, fiscal 2009 and fiscal 2008 was approximately $67.2 million, $73.6 million and $77.6 million, respectively.

Proceeds from stock option exercises pursuant to employee stock plans in the Company’s statement of cash flows of $216.1 million, $12.4 million and $94.2 million for fiscal 2010, fiscal 2009 and fiscal 2008, respectively, are net of the value of shares surrendered by employees in certain limited circumstances to satisfy the exercise price of options, and to satisfy employee tax obligations upon vesting of restricted stock or restricted stock units and in connection with the exercise of stock options granted to the Company’s employees under the Company’s equity compensation plans. The withholding amount is based on the Company’s minimum statutory withholding requirement.

A summary of the Company’s restricted stock unit award activity as of October 30, 2010 and changes during the year then ended is presented below:

	Restricted	Weighted-
	Stock	Average Grant-
	Units	Date Fair Value
	Outstanding	Per Share

Restricted stock units outstanding at October 31, 2009	135	$22.19
Units granted	1,171	$28.86
Restrictions lapsed	(19)	$24.70
Units forfeited	(22)	$29.10

Restricted stock units outstanding at October 30, 2010	1,265	$28.21

As of October 30, 2010 there was $95 million of total unrecognized compensation cost related to unvested share-based awards comprised of stock options and restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.4 years.

Common Stock Repurchase Program

The Company’s common stock repurchase program has been in place since August 2004. In the aggregate, the Board of Directors has authorized the Company to repurchase $4 billion of the Company’s common stock under the program. Under the program, the Company may repurchase outstanding shares of its common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of the Company’s Board of Directors, the repurchase program will expire when the Company has repurchased all shares authorized under the program. As of October 30, 2010, the Company had repurchased a total of approximately 116.0 million shares of its common stock for approximately $3,948.2 million under this program. An additional $51.8 million remains available for repurchase of shares under the current authorized program. The repurchased shares are held as authorized but unissued shares of common stock. Any future common stock repurchases will be dependent upon several factors including the amount of cash available to the Company in the United States, and the Company’s financial performance, outlook and liquidity. The Company also from time to time repurchases shares in settlement of employee tax withholding obligations due upon the vesting of restricted stock or restricted stock units, or in certain limited circumstances to satisfy the exercise price of options granted to the Company’s employees under the Company’s equity compensation plans.

Preferred Stock

The Company has 471,934 authorized shares of $1.00 par value preferred stock, none of which is issued or outstanding. The Board of Directors is authorized to fix designations, relative rights, preferences and limitations on the preferred stock at the time of issuance.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	2010			2009		2008
		% of			% of		% of
		Total			Total		Total
		Product			Product		Product
	Revenue	Revenue*	Y/Y%	Revenue	Revenue	Revenue	Revenue

Industrial	$1,266,423	46%	48%	$857,950	43%	$1,143,333	44%
Automotive	333,045	12%	66%	200,989	10%	255,172	10%
Consumer	513,348	19%	23%	417,652	21%	538,202	21%
Communications	595,709	22%	21%	493,409	24%	559,006	22%
Computer	52,978	2%	18%	44,908	2%	87,218	3%

Total Revenue	$2,761,503	100%	37%	$2,014,908	100%	$2,582,931	100%

*	The sum of the individual percentages do not equal the total due to rounding.

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

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Such reclassifications typically do not materially change the sizing of, or the underlying trends of results within, each product category.

	2010			2009		2008
		% of			% of		% of
		Total			Total		Total
		Product			Product		Product
	Revenue	Revenue	Y/Y%	Revenue	Revenue*	Revenue	Revenue*

Converters	$1,286,344	47%	29%	$999,227	50%	$1,235,378	48%
Amplifiers/ Radio frequency	703,082	25%	40%	502,972	25%	666,893	26%
Other analog	342,473	12%	55%	221,110	11%	272,950	11%

Subtotal analog signal processing	2,331,899	84%	35%	1,723,309	86%	2,175,221	84%

Power management & reference	194,761	7%	65%	118,258	6%	143,572	6%

Total analog products	$2,526,660	91%	37%	$1,841,567	91%	$2,318,793	90%

Digital signal processing	234,843	9%	35%	173,341	9%	264,138	10%

Total Revenue	$2,761,503	100%	37%	$2,014,908	100%	$2,582,931	100%

*	The sum of the individual percentages do not equal the total due to rounding.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic Information

The Company operates in the following major geographic areas. Revenue data is based upon customer location and property, plant and equipment data is based upon physical location. In fiscal year 2010 and 2009, the predominant countries comprising “Rest of North and South America” are Canada and Mexico; the predominant countries comprising “Europe” are Germany, Sweden, France and the United Kingdom; and the predominant countries comprising “Rest of Asia” are Taiwan, South Korea and Singapore. In fiscal year 2008, the predominant countries comprising “Rest of North and South America” are Canada and Mexico; the predominant countries comprising “Europe” are Germany, France and the United Kingdom; and the predominant countries comprising “Rest of Asia” are Taiwan and South Korea.

	2010	2009	2008

Revenue from continuing operations
United States	$508,187	$401,608	$524,197

Rest of North and South America	153,962	92,954	97,449
Europe	703,717	502,602	679,778
Japan	441,826	349,907	503,059
China	508,489	376,080	401,060
Rest of Asia	445,322	291,757	377,388

Subtotal all foreign countries	2,253,316	1,613,300	2,058,734

Total revenue	$2,761,503	$2,014,908	$2,582,931

Property, plant and equipment
United States	$188,776	$204,758	$251,616

Ireland	139,165	155,428	186,487
Philippines	131,963	103,209	116,622
All other countries	12,761	13,121	12,714

Subtotal all foreign countries	283,889	271,758	315,823

Total property, plant and equipment	$472,665	$476,516	$567,439

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Special Charges

A summary of the Company’s special charges and accruals related to ongoing actions is as follows:

		Consolidation
	Closure of Wafer	of a Wafer		Closure of Wafer
	Fabrication	Fabrication	Reduction of	Fabrication	Total
	Facility	Facility in	Operating	Facility	Special
Income Statement	in Sunnyvale	Limerick	Costs	in Cambridge	Charges

Fiscal 2005 Charges:
Workforce reductions	$20,315	$—	$—	$—	$20,315

Total Fiscal 2005 Charges	$20,315	$—	$—	$—	$20,315

Fiscal 2006 Charges:
Change in estimate	(2,029)	—	—	—	(2,029)

Total Fiscal 2006 Charges	$(2,029)	$—	$—	$—	$(2,029)

Fiscal 2007 Charges:
Facility closure costs	10,288	—	—	—	10,288
Workforce reductions	—	13,748	—	—	13,748

Total Fiscal 2007 Charges	$10,288	$13,748	$—	$—	$24,036

Fiscal 2008 Charges:
Workforce reductions	—	—	1,627	—	1,627
Change in estimate	—	1,461	—	—	1,461

Total Fiscal 2008 Charges	$—	$1,461	$1,627	$—	$3,088

Fiscal 2009 Charges:
Workforce reductions	—	—	26,583	7,446	34,029
Facility closure costs	—	1,191	2,411	57	3,659
Non-cash impairment charge	—	—	839	14,629	15,468
Other items	—	—	500	—	500

Total Fiscal 2009 Charges	$—	$1,191	$30,333	$22,132	$53,656

Workforce reductions	—	—	10,908	—	10,908
Facility closure costs	375	—	—	4,689	5,064
Non-cash impairment charge	—	—	487	—	487
Other items	—	—	24	—	24

Total Fiscal 2010 Charges	$375	$	$11,419	$4,689	$16,483

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Consolidation
	Closure of Wafer	of a Wafer		Closure of Wafer
	Fabrication	Fabrication	Reduction of	Fabrication	Total
	Facility	Facility in	Operating	Facility	Special
Accrued Restructuring	in Sunnyvale	Limerick	Costs	in Cambridge	Charges

Balance at November 3, 2007	$4,002	$13,748	$—	$—	$17,750

Fiscal 2008 special charges	—	1,461	1,627	—	3,088
Severance payments	(253)	(1,727)	(126)	—	(2,106)
Facility closure costs	(2,002)	(279)	—	—	(2,281)
Effect of foreign currency on accrual	—	(1,449)	—	—	(1,449)

Balance at November 1, 2008	$1,747	$11,754	$1,501	$—	$15,002

Fiscal 2009 special charges	—	1,191	30,333	22,132	53,656
Severance payments	—	(11,802)	(21,156)	(756)	(33,714)
Facility closure costs	(1,578)	(1,164)	(1,195)	(57)	(3,994)
Non-cash impairment charge	—	—	(839)	(14,629)	(15,468)
Other payments	—	—	(503)	—	(503)
Effect of foreign currency on accrual	—	333	20	—	353

Balance at October 31, 2009	$169	$312	$8,161	$6,690	$15,332

Fiscal 2010 special charges	375	—	11,419	4,689	16,483
Severance payments	—	(302)	(12,223)	(5,337)	(17,862)
Facility closure costs	(544)	—	(1,216)	(4,079)	(5,839)
Non-cash impairment charge	—	—	(487)	—	(487)
Other payments	—	—	(24)	—	(24)
Effect of foreign currency on accrual	—	(10)	(84)	—	(94)

Balance at October 30, 2010	$—	$—	$5,546	$1,963	$7,509

Closure of Wafer Fabrication Facility in Sunnyvale

The Company ceased production at its California wafer fabrication facility in November 2006. The Company paid the related lease obligation costs on a monthly basis over the remaining lease term, which expired in March 2010. A one-time settlement charge of $0.4 million was recorded in the first quarter of fiscal 2010 related to the termination of the lease. This action was completed during fiscal 2010.

Consolidation of a Wafer Fabrication Facility in Limerick

In fiscal 2007, the Company recorded a special charge of $13.7 million as a result of its decision to only use eight-inch technology at its wafer fabrication facility in Limerick. Certain manufacturing processes and products produced on the Limerick facility’s six-inch production line have transitioned to the Company’s existing eight-inch production line in Limerick while others have transitioned to external foundries. The charge was for severance and fringe benefit costs recorded in accordance with the Company’s ongoing benefit plan for 150 manufacturing employees associated with this action. The Company has terminated the employment of all employees associated with these programs and has paid out all amounts owed to employees as severance. During fiscal 2008, the Company recorded an additional charge of $1.5 million related to this action, of which $1.2 million was an

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adjustment to the original estimate of the severance costs and $0.3 million was for clean-up and closure costs that were expensed as incurred. During fiscal 2009, the Company recorded additional charges of $1.2 million for clean-up and closure costs that were expensed as incurred. The production in the six-inch wafer fabrication facility ceased during the fourth quarter of fiscal 2009. This action was completed during fiscal 2010.

Reduction of Operating Costs

During the fourth quarter of fiscal 2008, in order to further reduce its operating cost structure, the Company recorded a special charge of $1.6 million for severance and fringe benefit costs recorded in accordance with its ongoing benefit plan or statutory requirements at foreign locations for 19 engineering, and selling, marketing, general and administrative (SMG&A) employees.

During fiscal 2009, the Company recorded an additional charge of $30.3 million related to this cost reduction action. Approximately $2.1 million of this charge was for lease obligation costs for facilities that the Company ceased using during the first quarter of fiscal 2009; approximately $0.8 million was for the write-off of property, plant and equipment no longer used as a result of this action; and approximately $0.5 million was for contract termination costs and approximately $0.3 million was for clean-up and closure costs that were expensed as incurred. The remaining $26.6 million related to the severance and fringe benefit costs recorded in accordance with the Company’s ongoing benefit plan or statutory requirements at foreign locations for 245 manufacturing employees and 302 engineering and SMG&A employees.

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

The Company terminated the employment of all employees associated with this action and is paying amounts owed to employees for severance as income continuance.

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

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the first quarter of fiscal 2010, the Company recorded an additional charge of $4.7 million related to this cost reduction action. Approximately $3.4 million of the charge related to lease obligation costs for the Cambridge wafer fabrication facility, which the Company ceased using in the first quarter of fiscal 2010. The remaining $1.3 million of the charge related to clean-up and closure costs that were expensed as incurred.

6.	Acquisitions

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

In fiscal 2006, the Company acquired all the outstanding stock of privately-held AudioAsics A/S (AudioAsics) of Roskilde, Denmark. The acquisition of AudioAsics allows the Company to continue developing low-power audio solutions, while expanding its presence in the Nordic and Eastern European regions. The Company paid additional cash payments of $3.1 million during fiscal 2009 for the achievement of revenue-based milestones during the period from October 2006 through January 2009, which were recorded as additional goodwill. In addition, the Company paid $3.2 million during fiscal 2009 based on the achievement of technological milestones during the period from October 2006 through January 2009, which were recorded as compensation expense in fiscal 2008. All revenue and technological milestones related to this acquisition have been met and no additional payments will be made.

The Company has not provided pro forma results of operations for Integrant and AudioAsics herein as they were not material to the Company on either an individual or an aggregate basis. The Company included the results of operations of each acquisition in its consolidated statement of income from the date of such acquisition.

7.	Deferred Compensation Plan Investments

Investments in The Analog Devices, Inc. Deferred Compensation Plan (the Deferred Compensation Plan) are classified as trading. The components of the investments as of October 30, 2010 and October 31, 2009 were as follows:

	2010	2009

Money market funds	$1,840	$1,730
Mutual funds	6,850	6,213

Total Deferred Compensation Plan investments — short and long-term	$8,690	$7,943

The fair values of these investments are based on published market quotes on October 30, 2010 and October 31, 2009, respectively. Adjustments to the fair value of, and income pertaining to, Deferred Compensation Plan investments are recorded in operating expenses. Gross realized and unrealized gains and losses from trading securities were not material in fiscal 2010, 2009 or 2008.

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

Other investments consist of equity securities and other long-term investments. Investments are stated at fair value, which is based on market quotes or on a cost-basis, dependent on the nature of the investment, as appropriate. Adjustments to the fair value of investments classified as available-for-sale are recorded as an increase or decrease

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in accumulated other comprehensive (loss) income, unless the adjustment is considered an other-than-temporary impairment, in which case the adjustment is recorded as a charge in the statement of income.

During fiscal 2010 the Company recognized an other-than-temporary impairment of $0.7 million. The investment impairment was related to the decline in fair value of a publicly-traded equity investment below cost basis that was determined to be other-than-temporary.

There were no realized gains or losses recorded in fiscal 2010, 2009 or 2008.

Unrealized gains and losses on securities classified as other investments at of October 30, 2010 and October 31, 2009 were as follows:

	2010	2009

Unrealized gains	$1,041	$1,258
Unrealized losses	—	(718)

Net unrealized gains on securities classified as other investments	$1,041	$540

9.	Accrued Liabilities

Accrued liabilities at October 30, 2010 and October 31, 2009 consisted of the following:

	2010	2009

Accrued compensation and benefits	$128,113	$58,272
Special charges	7,509	15,332
Other	71,465	48,589

Total accrued liabilities	$207,087	$122,193

10.	Deferred Compensation Plan Liability

The deferred compensation plan liability relates to obligations due under the Deferred Compensation Plan. The Deferred Compensation Plan allows certain members of management and other highly-compensated employees and non-employee directors to defer receipt of all or any portion of their compensation. The balance represents Deferred Compensation Plan participant accumulated deferrals and earnings thereon since the inception of the Deferred Compensation Plan net of withdrawals. The Company’s liability under the Deferred Compensation Plan is an unsecured general obligation of the Company.

11.	Lease Commitments

The Company leases certain of its facilities, equipment and software under various operating leases that expire at various dates through 2022. The lease agreements frequently include renewal and escalation clauses and require the Company to pay taxes, insurance and maintenance costs. Total rental expense under operating leases was approximately $40 million in fiscal 2010, $40 million in fiscal 2009 and $43 million in fiscal 2008.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a schedule of future minimum rental payments required under long-term operating leases at October 30, 2010:

Operating
Fiscal Years	Leases

2011	$21,871
2012	12,322
2013	9,078
2014	6,381
2015	5,422
Later Years	30,655

Total	$85,729

12.	Commitments and Contingencies

From time to time in the ordinary course of the Company’s business, various claims, charges and litigation are asserted or commenced against the Company arising from, or related to, contractual matters, patents, trademarks, personal injury, environmental matters, product liability, insurance coverage and personnel and employment disputes. As to such claims and litigation, the Company can give no assurance that it will prevail. The Company does not believe that any current legal matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

13.	Retirement Plans

The Company and its subsidiaries have various savings and retirement plans covering substantially all employees. The Company maintains a defined contribution plan for the benefit of its eligible U.S. employees. This plan provides for Company contributions of up to 5% of each participant’s total eligible compensation. In addition, the Company contributes an amount equal to each participant’s pre-tax contribution, if any, up to a maximum of 3% of each participant’s total eligible compensation. The total expense related to the defined contribution plan for U.S. employees was $20.5 million in fiscal 2010, $21.5 million in fiscal 2009 and $22.6 million in fiscal 2008. The Company also has various defined benefit pension and other retirement plans for certain non-U.S. employees that are consistent with local statutory requirements and practices. The total expense related to the various defined benefit pension and other retirement plans for certain non-U.S. employees was $11.7 million in fiscal 2010, $10.9 million in fiscal 2009 and $13.9 million in fiscal 2008.

During fiscal 2009, the measurement date of the plan’s funded status was changed from September 30 to the Company’s fiscal year end.

Non-U.S. Plan Disclosures

The Company’s funding policy for its foreign defined benefit pension plans is consistent with the local requirements of each country. The plans’ assets consist primarily of U.S. and non-U.S. equity securities, bonds, property and cash. The benefit obligations and related assets under these plans have been measured at October 30, 2010 and October 31, 2009.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of Net Periodic Benefit Cost

Net annual periodic pension cost of non-U.S. plans is presented in the following table:

	2010	2009	2008

Service cost	$5,933	$6,368	$9,580
Interest cost	9,594	9,525	10,234
Expected return on plan assets	(11,079)	(10,703)	(12,312)
Amortization of prior service cost	1	5	8
Amortization of transitional asset	(27)	(40)	(44)
Recognized actuarial (gain) loss	(133)	(519)	189

Subtotal	$4,289	$4,636	$7,655

Curtailment impact	$—	$—	$1
Settlement impact	(39)	207	—
Special termination benefits		281	15

Net periodic pension cost	$4,250	$5,124	$7,671

The special termination benefits presented relate to certain early retirement benefits provided in certain jurisdictions.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Benefit Obligations and Plan Assets

Obligation and asset data of the Company’s non-U.S. plans at each fiscal year end is presented in the following table:

	2010	2009

Change in Benefit Obligation
Benefit obligation at beginning of year	$165,047	$149,428
Adjustments due to change in defined benefit plans measurement date:
a. Service cost and interest cost during gap period	—	1,204
b. Additional experience during gap period	—	(10,099)
c. Gap period benefit payments from plan, employee contributions, expenses, taxes and premiums paid	—	(1,222)
Service cost	5,933	6,368
Interest cost	9,594	9,525
Settlement	—	(2,816)
Special termination benefits	—	281
Participant contributions	2,378	2,496
Transfers	—	(1,298)
Premiums paid	(81)	(201)
Actuarial loss (gain)	40,227	(3,244)
Benefits paid	(3,170)	(3,925)
Exchange rate adjustment	(4,916)	18,550

Benefit obligation at end of year	$215,012	$165,047

Change in Plan Assets
Fair value of plan assets at beginning of year	$135,643	$120,914
Adjustments due to change in defined benefit plans measurement date:
a. Additional experience during gap period	—	(9,807)
b. Gap period benefit payments from plan, employee contributions, expenses, taxes and premiums paid	—	(1,222)
Actual return on plan assets	17,480	8,839
Employer contributions	28,433	7,639
Participant contributions	2,378	2,496
Settlements	—	(2,816)
Acquisitions/divestitures	—	(1,298)
Premiums paid	(81)	(201)
Benefits paid	(3,170)	(3,925)
Exchange rate adjustment	(4,463)	15,024

Fair value of plan assets at end of year	$176,220	$135,643

Reconciliation of Funded Status
Funded status	$(38,792)	$(29,404)

Amounts Recognized in the Balance Sheet
Non-current assets	$4,160	$—
Current liabilities	(520)	(832)
Non-current liabilities	(42,432)	(28,572)

Net amount recognized	$(38,792)	$(29,404)

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2010	2009

Reconciliation of Amounts Recognized in the Statement of Financial Position
Initial net obligation	$(138)	$(93)
Prior service cost	—	(1)
Net loss	(45,467)	(10,720)

Accumulated other comprehensive loss	(45,605)	(10,814)
Accumulated contributions in excess of net periodic cost (benefit)	6,813	(18,590)

Net amount recognized	$(38,792)	$(29,404)

Changes Recognized in Other Comprehensive Income
Changes in plan assets and benefit obligations recognized in other comprehensive income
Net loss (gain) arising during the year (includes curtailment gains not recognized as a component of net periodic cost)	$33,828	$(1,380)
Effect of exchange rates on amounts included in accumulated other comprehensive income	765	843
Amounts recognized as a component of net periodic benefit cost
Amortization, settlement or curtailment recognition of net transition asset	27	40
Amortization or curtailment recognition of prior service cost	(1)	(5)
Amortization or settlement recognition of net gain	172	312

Total recognized in other comprehensive loss (income)	$34,791	$(190)

Total recognized in net periodic cost and other comprehensive loss	$39,041	$4,934

Changes recognized in balance sheet
Balance sheet recognition of change in defined benefit plans measurement date
Amortization amounts during gap period	$—	$21
Experience gain during gap period	—	574

Total	$—	$595

Estimated amounts that will be amortized from accumulated other comprehensive (loss) income over the next fiscal year
Initial net asset	$(15)	$33
Prior service cost	—	(1)
Net (loss) gain	(1,625)	113

Total	$(1,640)	$145

The accumulated benefit obligation for non-U.S. pension plans was $168.9 million and $127.3 million at October 30, 2010 and October 31, 2009, respectively.

Information relating to the Company’s non-U.S. plans with projected benefit obligations in excess of plan assets and accumulated benefit obligations in excess of plan assets at each fiscal year end is presented in the following table:

	2010	2009

Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	$188,741	$165,047
Fair value of plan assets	$145,789	$135,643
Plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$23,278	$42,549
Accumulated benefit obligation	$19,360	$38,701
Fair value of plan assets	$602	$19,473

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumptions

The range of assumptions used for the non-U.S. defined benefit plans reflects the different economic environments within the various countries. The projected benefit obligation was determined using the following weighted-average assumptions:

	2010	2009

Discount rate	5.33%	6.32%
Rate of increase in compensation levels	3.40%	3.72%

Net annual periodic pension cost was determined using the following weighted average assumptions:

	2010	2009

Discount rate	6.32%	6.60%
Expected long-term return on plan assets	6.73%	7.16%
Rate of increase in compensation levels	3.72%	3.87%

The expected long-term rate of return on assets is a weighted-average of the long-term rates of return selected for the various countries where the Company has funded pension plans. The expected long-term rate of return on assets assumption is selected based on the facts and circumstances that exist as of the measurement date and the specific portfolio mix of plan assets. Management, in conjunction with its actuaries, reviewed anticipated future long-term performance of individual asset categories and considered the asset allocation strategy adopted by the Company and/ or the trustees of the plans. While the review considered recent fund performance and historical returns, the assumption is primarily a long-term prospective rate.

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

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair value of plan assets

The following table presents plan assets measured at fair value on a recurring basis by investment categories as of October 30, 2010 using the same three-level hierarchy described in Note 2j:

	October 30, 2010
	Fair Value measurement at Reporting Date using:
	Quoted
	Prices in
	Active	Significant
	Markets for	Other
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Unit trust funds(1)	$—	$131,650	$—	$131,650
Equities(1)	1,589	19,963	—	21,552
Fixed income securities(2)	—	19,214	—	19,214
Property(3)	—	—	3,186	3,186
Cash and cash equivalents	618	—	—	618

Total assets measured at fair value	$2,207	$170,827	$3,186	$176,220

(1)	The majority of the assets in these categories are invested in a mix of equities, including those from North America, Europe and Asia. The funds are valued using the net asset value method in which an average of the market prices for underlying investments is used to value the fund. Due to the nature of the underlying assets of these funds, changes in market conditions and the economic environment may significantly impact the net asset value of these investments and, consequently, the fair value of the investments. These investments are redeemable at net asset value to the extent provided in the documentation governing the investments. However, these redemption rights may be restricted in accordance with governing documents. Publicly traded securities are valued at the last trade or closing price reported in the active market in which the individual securities are traded.

(2)	The majority of the assets in this category are invested in non-U.S. debt instruments. The funds are valued using the net asset value method in which an average of the market prices for underlying investments is used to value the fund.

(3)	The majority of the assets in this category are invested in properties in Ireland, the UK, Europe and established international markets. Investments in properties are stated at estimated fair values based upon valuations by external independent property valuers.

The table below presents a reconciliation of the plan assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for fiscal year 2010.

Real Estate

Balance as of October 31, 2009	$2,340
Purchases, sales, and settlements, net	899
Realized and unrealized return on plan assets	(53)

Balance as of October 30, 2010	$3,186

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated future cash flows

Expected fiscal 2011 Company contributions and estimated future benefit payments are as follows:

Expected Company Contributions
2011	$8,965
Expected Benefit Payments
2011	$3,383
2012	$4,411
2013	$6,025
2014	$5,786
2015	$5,176
2016-2018	$33,966

14.	Income Taxes

The reconciliation of income tax computed at the U.S. federal statutory rates to income tax expense is as follows:

	2010	2009	2008

U.S. federal statutory tax rate	35.0%	35.0%	35.0%
Income tax provision reconciliation:
Tax at statutory rate:	$315,583	$104,105	$233,136
Irish income subject to lower tax rate	(129,741)	(50,972)	(92,732)
State income taxes, net of federal benefit	2,622	406	1,150
Research and development tax credits	(1,045)	(5,153)	(3,401)
Net foreign tax in excess of U.S. federal statutory tax rate	1,315	1,123	2,350
Other, net	1,706	527	422

Total income tax provision	$190,440	$50,036	$140,925

For financial reporting purposes, income before income taxes includes the following components:

	2010	2009	2008

Pretax income:
Domestic	$289,748	$1,133	$186,130
Foreign	611,917	296,311	479,972

Income from continuing operations before income taxes	$901,665	$297,444	$666,102

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the provision for income taxes are as follows:

	2010	2009	2008

Current:
Federal tax (benefit)	$117,097	$(5,191)	$79,642
Foreign	79,055	43,007	70,882
State	4,154	625	1,770

Total current	$200,306	$38,441	$152,294

Deferred (prepaid):
Federal	$(6,332)	$17,033	$(7,268)
Foreign	(3,534)	(5,438)	(4,101)

Total deferred	$(9,866)	$11,595	$(11,369)

The Company continues to intend to reinvest certain of its foreign earnings indefinitely. Accordingly, no U.S. income taxes have been provided for approximately $2,327 million of unremitted earnings of international subsidiaries. As of October 30, 2010, the amount of unrecognized deferred tax liability on these earnings was $611 million.

The significant components of the Company’s deferred tax assets and liabilities for the fiscal years ended October 30, 2010 and October 31, 2009 are as follows:

	2010	2009

Deferred tax assets:
Inventory reserves	$24,495	$30,365
Deferred income on shipments to distributors	32,870	25,775
Reserves for compensation and benefits	26,199	25,182
Tax credit carryovers	50,384	52,443
Stock-based compensation	75,827	62,496
Depreciation	4,553	4,163
Other	1,251	3,578

Total gross deferred tax assets	215,579	204,002
Valuation allowance	(50,384)	(51,616)

Total deferred tax assets	165,195	152,386

Deferred tax liabilities:
Depreciation	(12,185)	(13,498)
Undistributed earnings of foreign subsidiaries	(24,229)	(18,853)
Other	(3,106)	(3,881)

Total gross deferred tax liabilities	(39,520)	(36,232)

Net deferred tax assets	$125,675	$116,154

The valuation allowances of $50.4 million and $51.6 million at October 30, 2010 and October 31, 2009, respectively, are a full valuation allowance for the Company’s state credit carryovers that began expiring in 2008.

The Company has provided for potential liabilities due in the various jurisdictions in which the Company operates. Judgment is required in determining the worldwide income tax expense provision. In the ordinary course

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On November 4, 2007 (the first day of its 2008 fiscal year), the Company adopted new accounting principles on accounting for uncertain tax positions. These principles require companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any benefit can be recorded in the financial statements. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. There were no changes to the Company’s liabilities for uncertain tax positions as a result of the adoption of these provisions. As of October 30, 2010 and October 31, 2009, the Company had a liability of $18.4 million and $18.2 million, respectively, for gross unrealized tax benefits, all of which, if settled in the Company’s favor, would lower the Company’s effective tax rate in the period recorded. In addition, as of October 30, 2010 and October 31, 2009, the Company had a liability of approximately $9.8 million and $8.0 million, respectively, for interest and penalties. The total liability as of October 30, 2010 and October 31, 2009 of $28.3 million and $26.2 million, respectively, for uncertain tax positions is classified as non-current, and is included in other non-current liabilities, because the Company believes that the ultimate payment or settlement of these liabilities will not occur within the next twelve months. Prior to the adoption of these provisions, these amounts were included in current income tax payable. The Company includes interest and penalties related to unrecognized tax benefits within the provision for taxes in the condensed consolidated statements of income, and as a result, no change in classification was made upon adopting these provisions. The condensed consolidated statements of income for fiscal years 2010, 2009 and 2008 include $1.8 million, $1.7 million and $1.3 million, respectively, of interest and penalties related to these uncertain tax positions. Due to the complexity associated with its tax uncertainties, the Company cannot make a reasonably reliable estimate as to the period in which it expects to settle the liabilities associated with these uncertain tax positions.

The following table summarizes the changes in the total amounts of uncertain tax positions for fiscal 2008 through fiscal 2010.

Balance, November 3, 2007	$9,889
Additions for tax positions of 2008	3,861

Balance, November 1, 2008	13,750
Additions for tax positions of 2009	4,411

Balance, October 31, 2009	18,161
Additions for tax positions of 2010	286

Balance, October 30, 2010	$18,447

Fiscal Years 2004 and 2005 IRS Examination

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

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Fiscal Years 2006 and 2007 IRS Examination

During the third quarter of fiscal 2009, the IRS completed its field examination of the Company’s fiscal years 2006 and 2007. The IRS and the Company have agreed on the treatment of a number of issues that have been included in an Issue Resolutions Agreement related to the 2006 and 2007 tax returns. However, no agreement was reached on the tax treatment of a number of issues, including the same R&D credit and foreign manufacturing issues mentioned above related to fiscal 2004 and 2005, the pricing of intercompany sales (transfer pricing) and the deductibility of certain stock option compensation expenses. During the third quarter of fiscal 2009, the IRS issued its report for fiscal 2006 and fiscal 2007, which included proposed adjustments related to these two fiscal years. The Company has recorded taxes and penalties related to certain of these proposed adjustments. There are four items with an additional potential total tax liability of $195 million. The Company concluded, based on discussions with its tax advisors, that these four items are not likely to result in any additional tax liability. Therefore, the Company has not recorded any additional tax liability for these items and is appealing these proposed adjustments through the normal processes for the resolution of differences between the IRS and taxpayers. The Company’s initial meetings with the appellate division of the IRS were held during fiscal year 2010. With the exception of the proposed adjustment related to the deductibility of certain stock option expenses, the other three matters could impact taxes payable for fiscal 2006 and 2007 as well as for subsequent years.

Fiscal Years 2008 and 2009 IRS Examination

The IRS has not started their examination of fiscal year 2008 or fiscal year 2009.

Although the Company believes its estimates of income tax payable are reasonable, no assurance can be given that the Company will prevail in the matters raised and that the outcome of one or all of these matters will not be different than that which is reflected in the historical income tax provisions and accruals. The Company believes such differences would not have a material impact on the Company’s financial condition but could have a material impact on the Company’s income tax provision, operating results and operating cash flows in the period in which such matters are resolved as well as for subsequent years.

15.	Revolving Credit Facility

As of October 30, 2010, the Company had $2,687.8 million of cash and cash equivalents and short-term investments, of which $725.4 million was held in the United States. The balance of the Company’s cash and cash equivalents and short- term investments was held outside the United States in various foreign subsidiaries. As the Company intends to reinvest certain of its foreign earnings indefinitely, this cash is not available to meet certain of the Company’s cash requirements in the United States, including for cash dividends and common stock repurchases. The Company entered into a five-year, $165 million unsecured revolving credit facility with certain institutional lenders in May 2008. To date, the Company has not borrowed under this credit facility but the Company may borrow in the future and use the proceeds for support of commercial paper issuance, stock repurchases, dividend payments, acquisitions, capital expenditures, working capital and other lawful corporate purposes. Any advances under this credit agreement will accrue interest at rates that are equal to LIBOR plus a margin that is based on the Company’s leverage ratio. The terms of this facility also include financial covenants that require the Company to maintain a minimum interest coverage ratio and not exceed a maximum leverage ratio. As of October 30, 2010, the Company was compliant with these covenants. The terms of the facility also impose restrictions on the Company’s ability to undertake certain transactions, to create certain liens on assets and to incur certain subsidiary indebtedness.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Long-Term Debt

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

On June 30, 2009, the Company entered into interest rate swap transactions where the Company swapped the notional amount of its $375 million of fixed rate debt at 5.0% into floating interest rate debt through July 1, 2014. Under the terms of the swaps, the Company will (i) receive on the $375 million notional amount a 5.0% annual interest payment that is paid in two installments on the 1st business day of every January and July, commencing January 1, 2010 through and ending on the maturity date; and (ii) pay on the $375 million notional amount an annual three-month LIBOR plus 2.05% (2.34% as of October 30, 2010) interest payment, payable in four installments on the 1st business day of every January, April, July and October, commencing on October 1, 2009 and ending on the maturity date. The LIBOR- based rate is set quarterly three months prior to the date of the interest payment. The Company designated these swaps as fair value hedges. The changes in the fair value of the interest rate swaps were reflected in the carrying value of the interest rate swaps in other assets on the balance sheet. The carrying value of the debt on the balance sheet was adjusted by an equal and offsetting amount.

17.	Subsequent Events

On November 19, 2010 the Board of Directors of the Company declared a cash dividend of $0.22 per outstanding share of common stock. The dividend will be paid on December 22, 2010 to all shareholders of record at the close of business on December 3, 2010. In addition, on November 19, 2010 the Board of Directors of the Company authorized the repurchase by the Company of an additional $1 billion of the Company’s common stock under the Company’s existing share repurchase program.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Analog Devices, Inc.

We have audited the accompanying consolidated balance sheets of Analog Devices, Inc. as of October 30, 2010 and October 31, 2009, and the related consolidated statements of income, shareholders’ equity, comprehensive income, and cash flows for each of the three years in the period ended October 30, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(c). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Analog Devices, Inc. at October 30, 2010 and October 31, 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 30, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Analog Devices, Inc.’s internal control over financial reporting as of October 30, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 22, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Boston, Massachusetts
November 22, 2010

ANALOG DEVICES, INC.

SUPPLEMENTARY FINANCIAL INFORMATION
(Unaudited)

Quarterly financial information for fiscal 2010 and fiscal 2009 (thousands, except per share amounts and as noted):

	4Q10	3Q10	2Q10	1Q10	4Q09	3Q09	2Q09	1Q09

Revenue	769,990	720,290	668,240	602,983	571,600	491,991	474,748	476,569
Cost of sales	253,761	240,088	233,725	234,507	249,746	225,762	213,196	207,567

Gross margin	516,229	480,202	434,515	368,476	321,854	266,229	261,552	269,002
% of Revenue	67.0%	66.7%	65.0%	61.1%	56.3%	54.1%	55.1%	56.4%
Research and development	128,140	126,987	122,780	114,398	110,126	107,578	109,448	119,828
Selling, marketing, general and administrative	102,349	102,070	97,660	88,481	83,356	79,706	82,276	87,846
Special charges	—	—	—	16,483	—	—	11,919	41,737

Total operating expenses	230,489	229,057	220,440	219,362	193,482	187,284	203,643	249,411
Operating income from continuing operations	285,740	251,145	214,075	149,114	128,372	78,945	57,909	19,591
% of Revenue	37%	35%	32%	25%	22%	16%	12%	4%
Nonoperating (income) expenses:
Interest expense	2,709	2,614	2,568	2,538	2,726	1,368	—	—
Interest income	(2,426)	(3,206)	(2,025)	(2,180)	(1,740)	(2,558)	(3,527)	(7,796)
Other, net	(2,600)	416	(488)	489	160	108	(797)	(571)

Total nonoperating (income) expense	(2,317)	(176)	55	847	1,146	(1,082)	(4,324)	(8,367)

Income from continuing operations before income taxes	288,057	251,321	214,020	148,267	127,226	80,027	62,233	27,958
% of Revenue	37%	35%	32%	25%	22%	16%	13%	6%
Provision for income taxes	63,063	51,830	46,880	28,667	21,617	14,567	10,479	3,373

Net income from continuing operations	224,994	199,491	167,140	119,600	105,609	65,460	51,754	24,585

Net income from discontinued operations	—	—	—	—	—	—	—	364
Gain on sale of discontinued operations	—	—	—	859	—	—	—	—

Net income	224,994	199,491	167,140	120,459	105,609	65,460	51,754	24,949

% of Revenue	29%	28%	25%	20%	18%	13%	11%	5%
Earnings per share — basic
Income from continuing operations	0.75	0.67	0.56	0.40	0.36	0.22	0.18	0.08
Net income	0.75	0.67	0.56	0.41	0.36	0.22	0.18	0.09
Earnings per share — diluted
Income from continuing operations	0.73	0.65	0.55	0.39	0.36	0.22	0.18	0.08
Net income	0.73	0.65	0.55	0.40	0.36	0.22	0.18	0.09
Shares used to compute earnings per share (in thousands):
Basic	298,228	298,027	297,825	295,469	291,739	291,387	291,227	291,187
Diluted	306,711	306,168	305,836	304,730	294,016	293,084	292,446	291,248
Dividends declared per share	0.22	0.22	0.20	0.20	0.20	0.20	0.20	0.20

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Analog’s disclosure controls and procedures as of October 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 30, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of October 30, 2010. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment, our management concluded that, as of October 30, 2010, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm that audited the financial statements included in this annual report has issued an attestation report on our internal control over financial reporting. This report appears below.

(c) Attestation Report of the Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Analog Devices, Inc.

We have audited Analog Devices, Inc.’s internal control over financial reporting as of October 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Analog Devices, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Analog Devices, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 30, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Analog Devices, Inc. as of October 30, 2010 and October 31, 2009, and the related consolidated statements of income, shareholders’ equity, comprehensive income, and cash flows for each of the three years in the period ended October 30, 2010 of Analog Devices, Inc. and our report dated November 22, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Boston, Massachusetts
November 22, 2010

(d) Changes in Internal Controls over Financial Reporting.  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended October 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item relating to our directors and nominees is contained in our 2011 proxy statement under the caption “Proposal 1 — Election of Directors” and is incorporated herein by reference. Information required by this item relating to our executive officers is contained under the caption “EXECUTIVE OFFICERS OF THE COMPANY” in Part I of this Annual Report on Form 10-K and is incorporated herein by reference. Information required by this item relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is contained in our 2011 proxy statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

We have adopted a written code of business conduct and ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and have posted it in the Corporate Governance section of our website which is located at www.analog.com. To the extent permitted by NYSE and SEC regulations, we intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding any amendments to, or waivers from, our code of business conduct and ethics by posting such information on our website which is located at www.analog.com.

During the fourth quarter of fiscal 2010, we made no material change to the procedures by which shareholders may recommend nominees to our Board of Directors, as described in our 2010 proxy statement.

Information required by this item relating to the audit committee of our Board of Directors is contained in our 2011 proxy statement under the caption “Corporate Governance — Board of Directors Meetings and Committees — Audit Committee” and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item is contained in our 2011 proxy statement under the captions “Corporate Governance — Director Compensation” and “Information About Executive Compensation” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item relating to security ownership of certain beneficial owners and management is contained in our 2011 proxy statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference. Information required by this item relating to securities authorized for issuance under equity compensation plans is contained in our 2011 proxy statement under the caption “Information About Executive Compensation — Securities Authorized for Issuance Under Equity Compensation Plans” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item relating to transactions with related persons is contained in our 2011 proxy statement under the caption “Corporate Governance — Certain Relationships and Related Transactions” and is incorporated herein by reference. Information required by this item relating to director independence is contained in our 2011 proxy statement under the caption “Corporate Governance — Determination of Independence” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is contained in our 2011 proxy statement under the caption “Corporate Governance — Independent Registered Public Accounting Firm Fees and Other Matters” and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements

The following consolidated financial statements are included in Item 8 of this Annual Report on Form 10-K:

—	Consolidated Statements of Income for the years ended October 30, 2010, October 31, 2009 and November 1, 2008

—	Consolidated Balance Sheets as of October 30, 2010 and October 31, 2009

—	Consolidated Statements of Shareholders’ Equity for the years ended October 30, 2010, October 31, 2009 and November 1, 2008

—	Consolidated Statements of Comprehensive Income for the years ended October 30, 2010, October 31, 2009 and November 1, 2008

—	Consolidated Statements of Cash Flows for the years ended October 30, 2010, October 31, 2009 and November 1, 2008

(b)	Exhibits

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed or furnished with or incorporated by reference in this Annual Report on Form 10-K.

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

ANALOG DEVICES, INC.
ANNUAL REPORT ON FORM 10-K
YEAR ENDED OCTOBER 30, 2010
ITEM 15(c)
FINANCIAL STATEMENT SCHEDULE

ANALOG DEVICES, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Years ended October 30, 2010, October 31, 2009 and November 1, 2008
(Thousands)

	Balance at	Additions		Balance at
	Beginning of	Charged to		End of
Description	Period	Income Statement	Deductions	Period

Accounts Receivable Reserves and Allowances:
Year ended November 1, 2008	$3,611	$8,427	$6,537	$5,501

Year ended October 31, 2009	$5,501	$3,628	$7,448	$1,681

Year ended October 30, 2010	$1,681	$2,918	$3,018	$1,581

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANALOG DEVICES, INC.

By:	/s/ JERALD G. FISHMAN
Jerald G. Fishman
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 22, 2010

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ray Stata Ray Stata	Chairman of the Board	November 22, 2010

/s/ Jerald G. Fishman Jerald G. Fishman	President, Chief Executive Officer and Director (Principal Executive Officer)	November 22, 2010

/s/ David A. Zinsner David A. Zinsner	Vice President-Finance and Chief Financial Officer (Principal Financial Officer)	November 22, 2010

/s/ Seamus Brennan Seamus Brennan	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	November 22, 2010

/s/ James A. Champy James A. Champy	Director	November 22, 2010

/s/ John L. Doyle John L. Doyle	Director	November 22, 2010

/s/ John C. Hodgson John C. Hodgson	Director	November 22, 2010

/s/ Yves-Andre Istel Yves-Andre Istel	Director	November 22, 2010

/s/ Neil Novich Neil Novich	Director	November 22, 2010

/s/ F. Grant Saviers F. Grant Saviers	Director	November 22, 2010

Name	Title	Date

/s/ Paul J. Severino Paul J. Severino	Director	November 22, 2010

/s/ Kenton J. Sicchitano Kenton J. Sicchitano	Director	November 22, 2010

Exhibit Index

Exhibit No.		Description

1.1		Underwriting Agreement, dated June 25, 2009, between Analog Devices, Inc. and Credit Suisse Securities (USA) LLC, as representative of the several underwriters named therein, filed as exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 1-7819), filed with the Commission on June 30, 2009 and incorporated herein by reference.
2.1		Purchase and Sale Agreement, dated as of September 9, 2007, among Analog Devices, Inc., various subsidiaries, and MediaTek Inc., filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 3, 2007 (File No. 1-7819) as filed with the Commission on November 30, 2007 and incorporated herein by reference.
2.2		Amendment No. 1 to Purchase and Sale Agreement, dated January 11, 2008, among Analog Devices, Inc., various subsidiaries, and MediaTek Inc. filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-7819), as filed with the Commission on January 16, 2008 and incorporated herein by reference.
2.3		License Agreement, dated as of January 11, 2008, among Analog Devices, Inc., Analog Devices B.V., MediaTek Inc. and MediaTek Singapore Pte. Ltd., filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-7819), as filed with the Commission on January 16, 2008 and incorporated herein by reference.
3.1		Restated Articles of Organization of Analog Devices, Inc., as amended, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 2008 (File No. 1-7819) as filed with the Commission on May 20, 2008 and incorporated herein by reference.
3.2		Amendment to Restated Articles of Organization of Analog Devices, Inc., filed as exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 8, 2008 (File No. 1-7819) and incorporated herein by reference.
3.3		Amended and Restated By-Laws of Analog Devices, Inc., filed as exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 28, 2010 (File No. 1-7819) and incorporated herein by reference.
4.1		Indenture, by and between Analog Devices, Inc. and The Bank of New York Mellon Trust Company, N.A. (as Trustee) dated as of June 30, 2009, filed as exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 1, 2009 (File No. 1-7819) and incorporated herein by reference.
4.2		Supplemental Indenture, dated June 30, 2009, between Analog Devices, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, filed as exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-7819), filed with the Commission on June 30, 2009 and incorporated herein by reference.
4.3		Form of 5.00% Global Note due July 1, 2014, filed as exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 1-7819), filed with the Commission on June 30, 2009 and incorporated herein by reference
*10	.1	Analog Devices, Inc. Amended and Restated Deferred Compensation Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for fiscal quarter ended January 28, 2006 (File No. 1-7819) as filed with the Commission on February 15, 2006 and incorporated herein by reference.
*10	.2	Amendment No. 1 to Analog Devices, Inc. Amended and Restated Deferred Compensation Plan, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 3, 2007 (File No. 1-7819) as filed with the Commission on November 30, 2007 and incorporated herein by reference.
*10	.3	Analog Devices, Inc. Amended and Restated Deferred Compensation Plan, incorporated herein by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on December 8, 2008 (File No. 1-7819) and incorporated herein by reference.
*10	.4	Trust Agreement for Deferred Compensation Plan dated as of October 1, 2003 between Analog Devices, Inc. and Fidelity Management Trust Company, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 1, 2003 (File No. 1-7819) as filed with the Commission on December 23, 2003 and incorporated herein by reference.

Exhibit No.		Description

*10	.5	First Amendment to Trust Agreement for Deferred Compensation Plan between Analog Devices, Inc. and Fidelity Management Trust Company dated as of January 1, 2005, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended October 28, 2006 (File No. 1-7819) as filed with the Commission on November 20, 2006 and incorporated herein by reference.
*10	.6	Second Amendment to Trust Agreement for Deferred Compensation Plan between Analog Devices, Inc. and Fidelity Management Trust Company dated as of December 10, 2007, filed as exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 1, 2008 (File No. 1-7819) as filed with the Commission on November 25, 2008 and incorporated herein by reference.
*10	.7	Restated 1988 Stock Option Plan of Analog Devices, Inc., filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 1997 (File No. 1-7819) as filed with the Commission on June 17, 1997 and incorporated herein by reference.
*10	.8	Restated 1994 Director Option Plan of Analog Devices, Inc., as amended, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 (File No. 1-7819) as filed with the Commission on January 29, 2003 and incorporated herein by reference.
*10	.9	1998 Stock Option Plan of Analog Devices Inc., as amended, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 (File No. 1-7819) as filed with the Commission on January 29, 2003 and incorporated herein by reference.
*10	.10	Analog Devices, Inc. 2001 Broad-Based Stock Option Plan, as amended, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 (File No. 1-7819) as filed with the Commission on January 29, 2003 and incorporated herein by reference.
*10	.11	2006 Stock Incentive Plan of Analog Devices, Inc., filed as Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed with the Commission on February 8, 2006 (File No. 1-7819) and incorporated herein by reference.
*10	.12	Amendment No. 1 to 2006 Stock Incentive Plan of Analog Devices, Inc., filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended October 28, 2006 (File No. 1-7819) as filed with the Commission on November 20, 2006 and incorporated herein by reference.
*10	.13	Second Amendment to 2006 Stock Incentive Plan of Analog Devices, Inc., filed as exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2009 (File No. 1-7819) as filed with the Commission on August 18, 2009 and incorporated herein by reference.
*10	.14	Third Amendment to 2006 Stock Incentive Plan of Analog Devices, Inc., filed as exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 30, 2010 (File No. 1-7819) as filed with the Commission on November 24, 2009 and incorporated herein by reference.
*10	.15	Fourth Amendment to 2006 Stock Incentive Plan of Analog Devices, Inc., filed as exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 30, 2010 (File No. 1-7819) as filed with the Commission on February 17, 2010 and incorporated herein by reference.
*10	.16	Fifth Amendment to 2006 Stock Incentive Plan of Analog Devices, Inc., filed as exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 30, 2010 (File No. 1-7819) as filed with the Commission on February 17, 2010 and incorporated herein by reference.
*10	.17	Form of Confirming Memorandum for Grants of Non-Qualified Stock Options to Employees for usage under the Company’s 2006 Stock Incentive Plan, filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-7819), as filed with the Commission on December 22, 2006 and incorporated herein by reference.
*10	.18	Form of Confirming Memorandum for Grants of Non-Qualified Stock Options to Directors for usage under the Company’s 2006 Stock Incentive Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 4, 2007 (File No. 1-7819) as filed with the Commission on August 21, 2007 and incorporated herein by reference.

Exhibit No.		Description

*10	.19	Form of Restricted Stock Agreement for usage under the Company’s 2006 Stock Incentive Plan, filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-7819), as filed with the Commission on September 25, 2006 and incorporated herein by reference.
*10	.20	Form of Restricted Stock Unit Confirming Memorandum for US Employees for usage under the Company’s 2006 Stock Incentive Plan, filed as exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-7819), as filed with the Commission on December 23, 2009 and incorporated herein by reference.
*10	.21	Form of Restricted Stock Unit Confirming Memorandum for Non-US Employees for usage under the Company’s 2006 Stock Incentive Plan, filed as exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-7819), as filed with the Commission on December 23, 2009 and incorporated herein by reference.
*10	.22	Analog Devices BV (Ireland) Employee Stock Option Program, as amended, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 (File No. 1-7819) as filed with the Commission on January 29, 2003 and incorporated herein by reference.
10.23		BCO Technologies Plc Unapproved Share Option Scheme, filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-50092) as filed with the Commission on November 16, 2000 and incorporated herein by reference.
10.24		BCO Technologies Plc Approved Share Option Scheme, filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-50092) as filed with the Commission on November 16, 2000 and incorporated herein by reference.
10.25		ChipLogic, Inc. Amended and Restated 1998 Stock Plan, filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-53314) as filed with the Commission on January 5, 2001 and incorporated herein by reference.
10.26		Staccato Systems, Inc. 1998 Stock Plan, filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-53828) as filed with the Commission on January 17, 2001 and incorporated herein by reference.
10.27		Various individual stock restriction and similar agreements between the registrant and employees thereof relating to ChipLogic, Inc., filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-57444) as filed with the Commission on March 22, 2001, as amended by Amendment No. 1 filed as an exhibit to the Company’s Post-Effective Amendment to Registration Statement on Form S-8 (File No. 333-57444) as filed with the Commission on March 23, 2001 and incorporated herein by reference.
*10	.28	Amended and Restated Employment Agreement between Jerald G. Fishman and Analog Devices, Inc., dated January 14, 2010, filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-7819) as filed with the Commission on January 19, 2010 and incorporated herein by reference.
*10	.29	Executive Retention Agreement dated October 22, 2007 between Jerald G. Fishman and Analog Devices, Inc., filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-7819) as filed with the Commission on October 26, 2007 and incorporated herein by reference.
*10	.30	Amendment to Long-Term Retention Agreement between Jerald G. Fishman and Analog Devices, Inc., filed as exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-7819) as filed with the Commission on January 19, 2010 and incorporated herein by reference.
*10	.31	Letter Agreement between Analog Devices Inc. and Jerald G. Fishman dated June 21, 2000 relating to acceleration of stock options upon the occurrence of certain events, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000 (File No. 1-7819) as filed with the Commission on January 26, 2001 and incorporated herein by reference.
*10	.32	Amendment dated as of October 22, 2007 to the Employee Retention Agreement dated as of January 16, 1989 between Jerald G. Fishman and Analog Devices, Inc., filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-7819) as filed with the Commission on October 26, 2007 and incorporated herein by reference.
†*10	.33	2011 Executive Performance Incentive Plan.

Exhibit No.		Description

*10	.34	Form of Employee Retention Agreement, as amended and restated, filed as exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 1, 2008 (File No. 1-7819) as filed with the Commission on November 25, 2008 and incorporated herein by reference.
*10	.35	Form of Amendment to Employee Retention Agreement, incorporated herein by reference to exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2008 (File No. 1-7819).
*10	.36	Employee Change in Control Severance Policy of Analog Devices, Inc., as amended, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended October 30, 1999 (File No. 1-7819) as filed with the Commission on January 28, 2000 and incorporated herein by reference.
*10	.37	Senior Management Change in Control Severance Policy of Analog Devices, Inc., as amended, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended October 30, 1999 (File No. 1-7819) as filed with the Commission on January 28, 2000 and incorporated herein by reference.
*10	.38	Offer Letter for David A. Zinsner, dated November 18, 2008, filed as exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009 (File No. 1-7819) as filed with the Commission on February 18, 2009 and incorporated herein by reference.
*10	.39	Form of Indemnification Agreement for Directors and Officers, filed as exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 1, 2008 (File No. 1-7819) as filed with the Commission on November 25, 2008 and incorporated herein by reference.
10.40		Amended and Restated Lease Agreement dated May 1, 1992 between Analog Devices, Inc. and the trustees of Everett Street Trust relating to the premises at 3 Technology Way, Norwood, Massachusetts, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 1, 1997 (File No. 1-7819) as filed with the Commission on January 28, 1998 and incorporated herein by reference.
10.41		Guaranty dated as of May 1, 1994 between Analog Devices, Inc. and Metropolitan Life Insurance Company relating to the premises at 3 Technology Way, Norwood, Massachusetts, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended October 30, 1999 (File No. 1-7819) as filed with the Commission on January 28, 2000 and incorporated herein by reference.
10.42		Letter Agreement dated as of May 18, 1994 between Analog Devices, Inc. and Metropolitan Life Insurance Company relating to the premises at 3 Technology Way, Norwood, Massachusetts, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended October 30, 1999 (File No. 1-7819) as filed with the Commission on January 28, 2000 and incorporated herein by reference.
10.43		Reimbursement Agreement dated May 18, 1992 between Analog Devices, Inc. and the trustees of Everett Street Trust, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 1, 1997 (File No. 1-7819) as filed with the Commission on January 28, 1998 and incorporated herein by reference.
10.44		Lease Agreement dated February 8, 1996 between Analog Devices, Inc. and Massachusetts Institute of Technology, relating to premises located at 21 Osborn Street, Cambridge, Massachusetts, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 3, 2001 (File No. 1-7819) as filed with the Commission on January 28, 2002 and incorporated herein by reference.
10.45		First Amendment dated December 13, 1996 to Lease Agreement dated February 8, 1996 between Analog Devices, Inc. and Massachusetts Institute of Technology, relating to premises located at 21 Osborn Street, Cambridge, Massachusetts, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended October 28, 2006 (File No. 1-7819) as filed with the Commission on November 20, 2006 and incorporated herein by reference.
10.46		Second Amendment dated December 20, 1996 to Lease Agreement dated February 8, 1996 between Analog Devices, Inc. and Massachusetts Institute of Technology, relating to premises located at 21 Osborn Street, Cambridge, Massachusetts, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended October 28, 2006 (File No. 1-7819) as filed with the Commission on November 20, 2006 and incorporated herein by reference.

Exhibit No.		Description

10.47		Third Amendment dated May 27, 1997 to Lease Agreement dated February 8, 1996 between Analog Devices, Inc. and Massachusetts Institute of Technology, relating to premises located at 21 Osborn Street, Cambridge, Massachusetts, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended October 28, 2006 (File No. 1-7819) as filed with the Commission on November 20, 2006 and incorporated herein by reference.
10.48		Lease Agreement dated November 14, 1997, as amended, between Analog Devices, Inc. and Liberty Property Limited Partnership, relating to premises located at 7736 McCloud Road, Greensboro, North Carolina, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended October 28, 2006 (File No. 1-7819) as filed with the Commission on November 20, 2006 and incorporated herein by reference.
10.49		Fifth Amendment dated September 14, 2007 to Lease Agreement dated November 14, 1997, as amended, between Analog Devices, Inc. and Crown-Greensboro I, LLC (as successor to Liberty Property Limited Partnership), relating to premises located at 7736 McCloud Road, Greensboro, North Carolina, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 3, 2007 (File No. 1-7819) as filed with the Commission on November 30, 2007 and incorporated herein by reference.
†12	.1	Computation of Consolidated Ratios of Earnings to Fixed Charges.
†21		Subsidiaries of the Company.
†23		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
†31	.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
†31	.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
†32	.1	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).
†32	.2	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer).
101	. INS	XBRL Instance Document.
101	. SCH	XBRL Schema Document.
101	. CAL	XBRL Calculation Linkbase Document.
101	. LAB	XBRL Labels Linkbase Document.
101	. PRE	XBRL Presentation Linkbase Document.
101	. DEF	XBRL Definition Linkbase Document

†	Filed herewith.

*	Management contracts and compensatory plan or arrangements required to be filed as an Exhibit pursuant to Item 15(b) of Form 10-K.

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