Form 10-Q
period 2011-01-29
ANALOG DEVICES INC
filed 2011-02-15
CIK 6281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 29, 2011
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on it corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) YES ☑ NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     As of January 29, 2011 there were 299,610,446 shares of common stock of the registrant, $0.16 2/3 par value per share, outstanding.

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

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements
ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(thousands, except per share amounts)

	Three Months Ended
	January 29, 2011	January 30, 2010
Revenue	$728,504	$602,983
Cost of sales (1)	246,331	234,507

Gross margin	482,173	368,476
Operating expenses:
Research and development (1)	122,745	114,398
Selling, marketing, general and administrative (1)	100,022	88,481
Special charge	-	16,483

	222,767	219,362

Operating income from continuing operations	259,406	149,114
Nonoperating (income) expense:
Interest expense	2,830	2,538
Interest income	(2,285)	(2,180)
Other, net	41	489

	586	847

Income from continuing operations before income taxes	258,820	148,267

Provision for income taxes	43,214	28,667

Income from continuing operations, net of tax	215,606	119,600

Gain on sale of discontinued operations, net of tax	6,500	859

Net income	$222,106	$120,459

Shares used to compute earnings per share – basic	299,218	295,469

Shares used to compute earnings per share – diluted	308,848	304,730

Basic earnings per share from continuing operations	$0.72	$0.40

Basic earnings per share	$0.74	$0.41

Diluted earnings per share from continuing operations	$0.70	$0.39

Diluted earnings per share	$0.72	$0.40

Dividends declared and paid per share	$0.22	$0.20

(1) Includes stock-based compensation expense as follows:
Cost of sales	$ 1,748	$ 1,671
Research and development	$ 5,585	$ 5,359
Selling, marketing, general and administrative	$ 5,270	$ 4,805
See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands)

Assets	January 29, 2011	October 30, 2010

Cash and cash equivalents	$1,570,321	$1,070,000
Short-term investments	1,390,795	1,617,768
Accounts receivable, net	384,276	387,169
Inventory (1):
Raw materials	25,419	22,008
Work in process	170,950	171,390
Finished goods	86,611	84,080

	282,980	277,478
Deferred tax assets	69,275	74,710
Prepaid expenses and other current assets	39,382	51,874

Total current assets	3,737,029	3,478,999

Property, plant and equipment, at cost:
Land and buildings	404,164	401,277
Machinery and equipment	1,599,754	1,578,493
Office equipment	55,290	56,449
Leasehold improvements	64,223	65,326

	2,123,431	2,101,545
Less accumulated depreciation and amortization	1,654,890	1,628,880

Net property, plant and equipment	468,541	472,665

Deferred compensation plan investments	24,836	8,690
Other investments	3,283	1,317
Goodwill	256,243	255,580
Intangible assets, net	921	1,343
Deferred tax assets	54,582	52,765
Other assets	51,470	57,472

Total other assets	391,335	377,167

	$4,596,905	$4,328,831

(1) Includes $2,447 and $2,534 related to stock-based compensation at January 29, 2011 and October 30, 2010, respectively.
See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands, except share amounts)

Liabilities and Shareholders’ Equity	January 29, 2011	October 30, 2010

Accounts payable	$125,876	$133,111
Deferred income on shipments to distributors, net	253,254	242,848
Income taxes payable	73,304	60,421
Current portion of long-term debt	14,500	-
Accrued liabilities	141,557	207,087

Total current liabilities	608,491	643,467

Long-term debt	523,046	400,635
Deferred income taxes	1,597	1,800
Deferred compensation plan liability	24,852	8,690
Other non-current liabilities	74,492	74,522

Total non-current liabilities	623,987	485,647

Commitments and contingencies

Shareholders’ Equity

Preferred stock, $1.00 par value, 471,934 shares authorized, none outstanding	-	-
Common stock, $0.16 2/3 par value, 1,200,000,000 shares authorized, 299,610,446 shares issued and outstanding (298,652,994 on October 30, 2010)	49,936	49,777
Capital in excess of par value	297,126	286,969
Retained earnings	3,052,862	2,896,566
Accumulated other comprehensive loss	(35,497)	(33,595)

Total shareholders’ equity	3,364,427	3,199,717

	$4,596,905	$4,328,831

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(thousands)	Three Months Ended
	January 29, 2011	January 30, 2010

Cash flows from operating activities:

Net income	$222,106	$120,459
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	29,493	29,281
Amortization of intangibles	392	1,801
Stock-based compensation expense	12,603	11,835
Gain on sale of business	(6,500)	(859)
Excess tax benefit-stock options	(3,607)	(53)
Deferred income taxes	(2,305)	5,597
Non-cash portion of special charge	-	487
Other non-cash activity	163	178
Changes in operating assets and liabilities	(35,594)	45,047

Total adjustments	(5,355)	93,314

Net cash provided by operating activities	216,751	213,773

Cash flows from investing activities:
Purchases of short-term available-for-sale investments	(664,148)	(739,309)
Maturities of short-term available-for-sale investments	651,887	625,921
Sales of short-term available-for-sale investments	239,419	24,977
Proceeds related to sale of businesses	10,000	63,036
Additions to property, plant and equipment	(25,547)	(17,179)
Increase in other assets	(3,475)	(407)

Net cash provided by (used for) investing activities	208,136	(42,961)

Cash flows from financing activities:
Proceeds from long-term debt	145,000	-
Dividend payments to shareholders	(65,810)	(58,870)
Repurchase of common stock	(113,605)	-
Net proceeds from employee stock plans	101,967	163,487
Other financing activities	4,576	-
Excess tax benefit-stock options	3,607	53

Net cash provided by financing activities	75,735	104,670

Effect of exchange rate changes on cash	(301)	(943)

Net increase in cash and cash equivalents	500,321	274,539
Cash and cash equivalents at beginning of period	1,070,000	639,729

Cash and cash equivalents at end of period	$1,570,321	$914,268

See accompanying notes.

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 29, 2011
(all tabular amounts in thousands except per share amounts and percentages)
Note 1 – Basis of Presentation
     In the opinion of management, the information furnished in the accompanying condensed consolidated financial statements reflects all normal recurring adjustments that are necessary to fairly state the results for these interim periods and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended October 30, 2010 and related notes. The results of operations for the interim periods shown in this report are not necessarily indicative of the results that may be expected for the fiscal year ending October 29, 2011 or any future period.
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
     Certain amounts reported in previous years have been reclassified to conform to the fiscal 2011 presentation. Such reclassified amounts were immaterial. The Company has a 52-53 week fiscal year that ends on the Saturday closest to the last day in October. Fiscal 2011 and fiscal 2010 are 52-week fiscal years.
Note 2 – Revenue Recognition
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
     As of January 29, 2011 and October 30, 2010, the Company had gross deferred revenue of $336.3 million and $327.2 million, respectively, and gross deferred cost of sales of $83.0 million and $84.4 million, respectively. Deferred income on shipments to distributors increased by approximately $10.5 million in the first three months of fiscal 2011 primarily, as a result of the Company’s shipments to its distributors in the first quarter of fiscal 2011 exceeding the distributors’ sales to their customers during this same time period.
     Shipping costs are charged to cost of sales as incurred.
     The Company generally offers a 12-month warranty for its products. The Company’s warranty policy provides for replacement of the defective product. Specific accruals are recorded for known product warranty issues. Product warranty expenses during either of the three-month periods ended January 29, 2011 and January 30, 2010 were not material.
Note 3 – Stock-Based Compensation
     Grant-Date Fair Value – The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of stock option awards. The grant-date fair value of restricted stock units represents the fair value of the Company’s common stock on the date of grant, reduced by the present value of dividends expected to be paid on the Company’s common stock prior to vesting. Information pertaining to the Company’s stock option awards and the related estimated weighted-average assumptions used to calculate the fair value of stock options granted during the three-month periods ended January 29, 2011 and January 30, 2010 are as follows:

	Three Months Ended

Stock Options	January 29, 2011	January 30, 2010

Options granted (in thousands)	1,873	1,812

Weighted-average exercise price per share	$37.53	$31.55

Weighted-average grant-date fair value per share	$8.64	$7.80

Assumptions:

Weighted-average expected volatility	29.36%	31.43%

Weighted-average expected term (in years)	5.3	5.3

Weighted-average risk-free interest rate	2.1%	2.6%

Weighted-average expected dividend yield	2.3%	2.5%
     Expected volatility — The Company is responsible for estimating volatility and has considered a number of factors, including third-party estimates, when estimating volatility. The Company currently believes that the exclusive use of implied volatility results in the best estimate of the grant-date fair value of employee stock options because it reflects the market’s current expectations of future volatility. In evaluating the appropriateness of exclusively relying on implied volatility, the Company concluded that: (1) options in the Company’s common stock are actively traded with sufficient volume on several exchanges; (2) the market prices of both the traded options and the underlying shares are measured at a similar point in time to each other and on a date close to the grant date of the employee share options; (3) the traded options have exercise prices that are both near-the-money and close to the exercise price of the employee share options; and (4) the remaining maturities of the traded options used to estimate volatility are at least one year.
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
     Stock-Based Compensation Expense
     The amount of stock-based compensation expense recognized during a period is based on the value of the awards that are ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock-based award. Based on an analysis of its historical forfeitures, the Company has applied an annual forfeiture rate of 4.3% to all unvested stock-based awards as of January 29, 2011. The rate of 4.3% represents the portion that is expected to be forfeited each year over the vesting period. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those options that vest.
     Stock-Based Compensation Activity
     A summary of the activity under the Company’s stock option plans as of January 29, 2011 and changes during the three- month period then ended is presented below:

			Weighted-
			Average
	Options	Weighted-	Remaining	Aggregate
	Outstanding	Average Exercise	Contractual	Intrinsic
Activity during the Three Months Ended January 29, 2011	(in thousands)	Price Per Share	Term in Years	Value

Options outstanding at October 30, 2010	43,079	$29.87
Options granted	1,873	$37.53
Options exercised	(4,020)	$25.38
Options forfeited	(62)	$27.23
Options expired	(1,996)	$44.46

Options outstanding at January 29, 2011	38,874	$29.96	5.0	$343,347

Options exercisable at January 29, 2011	22,054	$31.32	3.9	$172,972

Options vested or expected to vest at January 29, 2011 (1)	37,733	$29.99	4.9	$332,683

(1)
In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

     During the three months ended January 29, 2011 and January 30, 2010, the total intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) was $46.7 million and $13.2 million, respectively, and the total amount of proceeds received by the Company from exercise of these options was $102.0 million and $187.6 million, respectively. Proceeds from stock option exercises pursuant to employee stock plans in the Company’s statement of cash flows during the three months ended January 29, 2011 and January 30, 2010 of $102.0 million and $163.5 million, respectively, are net of the value of shares surrendered by employees in certain limited circumstances to satisfy the exercise price of options, and to satisfy employee tax obligations upon vesting of restricted stock units and in connection with the exercise of stock options granted to the Company’s employees under the Company’s equity compensation plans. The withholding amount is based on the Company’s minimum statutory withholding requirement. The total grant-date fair value of stock options that vested during the three months ended January 29, 2011 and January 30, 2010, was approximately $25.3 million and $31.4 million, respectively.

     A summary of the Company’s restricted stock unit award activity as of January 29, 2011 and changes during the three- month period then ended is presented below:

	Restricted	Weighted-
	Stock Units	Average Grant
Activity during the Three Months Ended January 29, 2011	Outstanding	Date Fair Value
	(in thousands)	Per Share

Restricted stock units outstanding at October 30, 2010	1,265	$28.21
Units granted	850	$34.92
Restrictions lapsed	(11)	$29.96
Forfeited	(5)	$31.77

Restricted stock units outstanding at January 29, 2011	2,099	$30.91

     As of January 29, 2011, there was $128.1 million (before tax consideration) of total unrecognized compensation cost related to unvested share-based awards, including stock options, restricted stock and restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.6 years.
Note 4 – Comprehensive Income
     Components of comprehensive income include net income and certain transactions that have generally been reported in the consolidated statement of shareholders’ equity and consist of the following:

	Three Months Ended

	January 29, 2011	January 30, 2010

Income from continuing operations, net of tax	$ 215,606	$119,600

Foreign currency translation adjustments	(21)	2,132

Change in unrealized holding gains (net of taxes of $23 and $5, respectively) on securities classified as short-term investments	162	36

Change in unrealized holding gains (losses) (net of taxes of $40 and $9, respectively) on securities classified as other investments	74	(17)

Change in unrealized losses (net of taxes of $401 and $1,056, respectively) on derivative instruments designated as cash flow hedges	(3,023)	(7,005)

Pension plans
Prior service cost	-	(1)
Transition asset	1	2
Net actuarial gain	905	300

Other comprehensive loss	(1,902)	(4,553)

Comprehensive income from continuing operations	213,704	115,047

Gain on sale of discontinued operations, net of tax	6,500	859

Comprehensive income	$220,204	$115,906

  The components of accumulated other comprehensive loss at January 29, 2011 and October 30, 2010 consisted of the following:

	January 29, 2011	October 30, 2010

Foreign currency translation adjustment	$ (1,412)	$ (1,391)
Unrealized gains on available-for-sale securities	897	822
Unrealized losses on available-for-sale securities	(30)	(191)
Unrealized gains on derivative instruments	3,110	6,133
Pension plans
Transition obligation	(128)	(129)
Net actuarial loss	(37,934)	(38,839)

Total accumulated other comprehensive loss	$ (35,497)	$ (33,595)

     The aggregate fair value of investments with unrealized losses as of January 29, 2011 and October 30, 2010 was $634.9 million and $731.0 million, respectively. These unrealized losses are primarily related to commercial paper that earns lower interest rates than current market rates. None of these investments have been in a loss position for more than twelve months.
     Unrealized gains and losses on available-for-sale securities classified as short-term investments at January 29, 2011 and October 30, 2010 are as follows:

	January 29, 2011	October 30, 2010
Unrealized gains on available-for-sale securities classified as short-term investments	$ 168	$ 165
Unrealized losses on available-for-sale securities classified as short-term investments	(35)	(217)

Net unrealized gains (losses) on securities classified as short-term investments	$ 133	$ (52)

Note 5 – Earnings Per Share
     Basic earnings per share is computed based only on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential future issuances of common stock relating to stock option programs and other potentially dilutive securities using the treasury stock method. In calculating diluted earnings per share, the dilutive effect of stock options is computed using the average market price for the respective period. In addition, the assumed proceeds under the treasury stock method include the average unrecognized compensation expense of stock options that are in-the-money and restricted stock units. This results in the “assumed” buyback of additional shares, thereby reducing the dilutive impact of stock options. Potential shares related to certain of the Company’s outstanding stock options were excluded because they were anti-dilutive. Those potential shares, determined based on the weighted average exercise prices during the respective years, related to the Company’s outstanding stock options could be dilutive in the future.

	Three Months Ended
	January 29, 2011	January 30, 2010
Income from continuing operations, net of tax	$215,606	$119,600
Gain on sale of discontinued operations, net of tax	6,500	859

Net income	$222,106	$120,459

Basic shares:
Weighted-average shares outstanding	299,218	295,469

Earnings per share-basic:
Income from continuing operations, net of tax	$0.72	$0.40
Gain on sale of discontinued operations, net of tax	0.02	0.00

Net income (1)	$0.74	$0.41

Diluted shares:
Weighted-average shares outstanding	299,218	295,469
Assumed exercise of common stock equivalents	9,630	9,261

Weighted-average common and common equivalent shares	308,848	304,730

Earnings per share-diluted:
Income from continuing operations, net of tax	$0.70	$0.39
Gain on sale of discontinued operations, net of tax	0.02	0.00

Net income (1)	$0.72	$0.40

Anti-dilutive common stock equivalents related to outstanding stock options	8,097	19,159

(1)	The sum of the individual per share amounts may not equal the total due to rounding.

          Note 6 – Special Charges
A summary of the Company’s special charges and accruals related to ongoing actions is as follows:

			Closure of
	Closure of Wafer		Wafer
	Fabrication	Reduction of	Fabrication
	Facility	Operating	Facility	Total Special
Income Statement	in Sunnyvale	Costs	in Cambridge	Charges

Workforce reductions	$—	$1,627	$—	$1,627

Total Fiscal 2008 Charges	$—	$1,627	$—	$1,627

Fiscal 2009 Charges:

Workforce reductions	—	26,583	7,446	34,029

Facility closure costs	—	2,411	57	2,468

Non-cash impairment charge	—	839	14,629	15,468

Other items	—	500	—	500

Total Fiscal 2009 Charges	$—	$30,333	$22,132	$52,465

Fiscal 2010 Charges:

Workforce reductions	—	10,908	—	10,908

Facility closure costs	375	—	4,689	5,064

Non-cash impairment charge	—	487	—	487

Other items	—	24	—	24

Total Fiscal 2010 Charges	$375	$11,419	$4,689	$16,483

		Closure of
		Wafer
	Reduction of	Fabrication
	Operating	Facility	Total Special
Balance Sheet	Costs	in Cambridge	Charges

Balance at October 30, 2010	$5,546	$1,963	$7,509

Severance payments	(1,300)	(457)	(1,757)

Facility closure costs		(560)	(560)

Effect of foreign currency on accrual	(10)	—	(10)

Balance at January 29, 2011	$4,236	$946	$5,182

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
   Reduction of Operating Costs
     During the fourth quarter of fiscal 2008, in order to further reduce its operating cost structure, the Company recorded a special charge of $1.6 million for severance and fringe benefit costs in accordance with its ongoing benefit plan or statutory requirements at foreign locations for 19 engineering, and selling, marketing, general and administrative (SMG&A) employees.
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
     The Company terminated the employment of all employees associated with this action and is paying amounts owed to them as income continuance.
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
     The Company finished production in the Cambridge wafer fabrication facility and began clean-up activities during the fourth quarter of fiscal 2009. During the fourth quarter of fiscal 2009, the Company reversed approximately $1.8 million of its severance accrual. The accrual reversal was required because 51 employees either voluntarily left the Company or found alternative employment within the Company. In addition, the Company recorded a special charge of approximately $1.7 million for the impairment of manufacturing assets that were originally going to be moved to the Company’s other wafer fabrication facilities but were no longer needed at those facilities and therefore had no future use. The Company also recorded a special charge of $0.1 million for clean-up costs as the Company began its cleanup of the Cambridge wafer fabrication facility at the end of the fourth quarter of fiscal 2009. The Company terminated the employment of all employees associated with this charge and is paying amounts owed to them as income continuance.
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

	Three Months Ended			Three Months Ended
	January 29, 2011			January 30, 2010

		% of			% of
	Revenue	Revenue	Y/Y%	Revenue	Revenue
Industrial	$336,799	46%	28%	$262,786	44%
Automotive	94,685	13%	30%	72,826	12%
Consumer	120,940	17%	-1%	121,590	20%
Communications	163,478	22%	22%	133,471	22%
Computer	12,602	2%	2%	12,310	2%

Total revenue	$728,504	100%	21%	$602,983	100%

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

	Three Months Ended			Three Months Ended
	January 29, 2011			January 30, 2010
		% of			% of
	Revenue	Revenue	Y/Y%	Revenue	Revenue*
Converters	$329,791	45%	13%	$291,174	48%

Amplifiers / Radio frequency	195,635	27%	33%	147,591	24%

Other analog	93,757	13%	29%	72,494	12%

Subtotal analog signal processing	619,183	85%	21%	511,259	85%

Power management & reference	53,357	7%	36%	39,197	7%

Total analog products	$672,540	92%	22%	$550,456	91%

Digital signal processing	55,964	8%	7%	52,527	9%

Total revenue	$728,504	100%	21%	$602,983	100%

*The sum of the individual percentages does not equal the total due to rounding.
Revenue Trends by Geographic Region
     Revenue by geographic region, based upon customer location, for the three-month periods ended January 29, 2011 and January 30, 2010 was as follows:

	Three Months Ended

Region	January 29, 2011	January 30, 2010
United States	$130,397	$116,963

Rest of North and South America	41,893	29,879

Europe	191,289	142,066

Japan	104,167	110,350

China	148,121	106,522

Rest of Asia	112,637	97,203

Total revenue	$728,504	$602,983

     In the three-month period ended January 29, 2011, the predominant countries comprising “Rest of North and South America” are Canada and Mexico; the predominant countries comprising “Europe” are Germany, Sweden, France and the United Kingdom; and the predominant countries comprising “Rest of Asia” are Taiwan and South Korea.
     In the three-month period ended January 30, 2010, the predominant countries comprising “Rest of North and South America” are Canada and Mexico; the predominant countries comprising “Europe” are Germany, Sweden, France and Holland; and the predominant countries comprising “Rest of Asia” are Taiwan and South Korea.
Note 8 – Fair Value
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
     Level 3 — Level 3 inputs are unobservable inputs for the asset or liability in which there is little, if any, market activity for the asset or liability at the measurement date. As of January 29, 2011 and October 30, 2010 the Company held no assets or liabilities valued using Level 3 inputs.

     The table below sets forth by level the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of January 29, 2011 and October 30, 2010. The table excludes cash on hand and assets and liabilities that are measured at historical cost or any basis other than fair value.

	January 29, 2011			October 30, 2010
	Fair Value measurement at			Fair Value measurement at
	Reporting Date using:			Reporting Date using:
	Quoted			Quoted
	Prices in			Prices in
	Active			Active
	Markets	Significant		Markets	Significant
	for	Other		for	Other
	Identical	Observable		Identical	Observable
	Assets	Inputs		Assets	Inputs
	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)	Total
Assets
Cash equivalents:
Available-for-sale:
Institutional money market funds	$1,126,866	$—	$1,126,866	$921,034	$—	$921,034
Corporate obligations	—	419,666	419,666	—	99,959	99,959
Short — term investments:
Available-for-sale:
Securities with one year or less to maturity:
Corporate obligations (1)	—	1,343,208	1,343,208	—	1,520,220	1,520,220
Floating rate notes, issued at par	—	—	—	—	50,000	50,000
Securities with greater than one year to maturity:
Floating rate notes (1)	—	17,587	17,587	—	17,548	17,548
Other assets:
Forward foreign currency exchange contracts(2)	—	4,490	4,490	—	7,256	7,256
Deferred compensation investments	24,836	—	24,836	8,690	—	8,690
Other investments	1,429	—	1,429	1,317	—	1,317
Interest rate swap agreements	—	18,633	18,633	—	26,801	26,801

Total assets measured at fair value	$1,153,131	$1,803,584	$2,956,715	$931,041	$1,721,784	$2,652,825

Liabilities
Long-term debt
$375 million aggregate principle debt (3)	$—	$392,546	$392,546	$—	$400,635	$400,635

Total liabilities measured at fair value	$—	$392,546	$392,546	$—	$400,635	$400,635

(1)	The amortized cost of the Company’s investments classified as available-for-sale as of January 29, 2011 and October 30, 2010 was $1,361.8 million and $1,639.1 million, respectively.

(2)
The Company has a master netting arrangement by counterparty with respect to derivative contracts. As of January 29, 2011 and October 30, 2010, contracts in a liability position of $0.6 million and $0.8 million, respectively were netted against contracts in an asset position in the condensed consolidated balance sheets.

(3)
Equal to the accreted notional value of the debt plus the mark-to-market of the interest rate component of the long-term debt to fair value. The fair value of the long-term debt as of January 29, 2011 and October 30, 2010 was $404.1 million and $416.3 million, respectively.

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
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
     The Company accounts for its equity investments in privately held companies under the cost method. These investments are subject to periodic impairment review and measured and recorded at fair value when they are deemed to be other-than-temporarily impaired. The aggregate carrying value of the Company’s investments in privately held companies was approximately $1.9 million and was classified in other investments on the Company’s Condensed Consolidated Balance Sheets as of January 29, 2011. The Company did not have any investments in privately held companies as of October 30, 2010.
Note 9 – Derivatives
     Foreign Exchange Exposure Management — The Company enters into forward foreign currency exchange contracts to offset certain operational and balance sheet exposures from the impact of changes in foreign currency exchange rates. Such exposures result from the portion of the Company’s operations, assets and liabilities that are denominated in currencies other than the U.S. dollar, primarily the Euro; other exposures include the Philippine Peso and the British Pound. These foreign currency exchange contracts are entered into to support transactions made in the normal course of business, and accordingly, are not speculative in nature. The contracts are for periods consistent with the terms of the underlying transactions, generally one year or less. Hedges related to anticipated transactions are designated and documented at the inception of the respective hedges as cash flow hedges and are evaluated for effectiveness monthly. Derivative instruments are employed to eliminate or minimize certain foreign currency exposures that can be confidently identified and quantified. As the terms of the contract and the underlying transaction are matched at inception, forward contract effectiveness is calculated by comparing the change in fair value of the contract to the change in the forward value of the anticipated transaction, with the effective portion of the gain or loss on the derivative instrument reported as a component of accumulated other comprehensive (loss) income (OCI) in shareholders’ equity and reclassified into earnings in the same period during which the hedged transaction affects earnings. Any residual change in fair value of the instruments, or ineffectiveness, is recognized immediately in other (income) expense. Additionally, the Company enters into forward foreign currency contracts that economically hedge the gains and losses generated by the re-measurement of certain recorded assets and liabilities in a non-functional currency. Changes in the fair value of these undesignated hedges are recognized in other (income) expense immediately as an offset to the changes in the fair value of the asset or liability being hedged. As of January 29, 2011 and October 30, 2010, the total notional amount of these undesignated hedges was $46.1 million and $42.1 million, respectively. The fair value of these hedging instruments in the Company’s condensed consolidated balance sheets as of January 29, 2011 was $0.7 million. As of October 30, 2010, the amount was immaterial.
     Interest Rate Exposure Management — On June 30, 2009, the Company entered into interest rate swap transactions related to its outstanding 5.0% senior unsecured notes where the Company swapped the notional amount of its $375 million of fixed rate debt at 5.0% into floating interest rate debt through July 1, 2014. Under the terms of the swaps, the Company will (i) receive on the $375 million notional amount a 5.0% annual interest payment that is paid in two installments on the 1st of every January and July, commencing January 1, 2010 through and ending on the maturity date; and (ii) pay on the $375 million notional amount an annual three-month LIBOR plus 2.05% (2.35% as of January 29, 2011) interest payment, payable in four installments on the 1st of every January, April, July and October, commencing on October 1, 2009 and ending on the maturity date. The LIBOR-based rate is set quarterly three months prior to the date of the interest payment. The Company designated these swaps as fair value hedges. The fair value of the swaps at inception was zero and subsequent changes in the fair value of the interest rate swaps were reflected in the carrying value of the interest rate swaps on the balance sheet. The carrying value of the debt on the balance sheet was adjusted by an equal and offsetting amount. The gain or loss on the hedged item (that is, the fixed-rate borrowings) attributable to the hedged benchmark interest rate risk and the offsetting gain or loss on the related interest rate swaps for the three-month periods ended January 29, 2011 and January 30, 2010 are as follows:

Income Statement	January 29, 2011			January 30, 2010
Classification	Loss on Swaps	Gain on Note	Net Income Effect	Gain on Swaps	Loss on Note	Net Income Effect
Other income	$(8,168)	$8,168	$—	$1,720	$(1,720)	$—
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
     The total notional amount of derivative instruments designated as hedging instruments as of January 29, 2011 and October 30, 2010 was as follows: $375 million of interest rate swap agreements accounted for as fair value hedges, and $143.8 million and $128 million, respectively, of cash flow hedges denominated in Euros, British Pounds and Philippine Pesos. The fair value of these hedging instruments in the Company’s condensed consolidated balance sheets as of January 29, 2011 and October 30, 2010 was as follows:

		Fair Value at	Fair Value at
	Balance Sheet Location	January 29, 2011	October 30, 2010
Interest rate swap agreements	Other assets	$18,633	$26,801
Forward foreign currency exchange contracts	Prepaid expenses and other current assets	$3,789	$7,542
     The effect of derivative instruments designated as cash flow hedges on the condensed consolidated statements of income for the three-month periods ended January 29, 2011 and January 30, 2010 are as follows:

	January 29, 2011	January 30, 2010
Loss recognized in OCI on derivatives (net of tax of $346 in 2011 and $695 in 2010)	$(2,611)	$(4,608)
Gain reclassified from OCI into income (net of tax of $55 in 2011 and $361 in 2010)	$(412)	$(2,397)
     The amounts reclassified into earnings before tax are recognized in cost of sales and operating expenses for the three-month periods ended January 29, 2011 and January 30, 2010 are as follows:

	January 29, 2011	January 30, 2010
Cost of sales	$434	$1,393
Research and development	$29	$710
Selling, marketing, general and administrative	$4	$655
     All derivative gains and losses included in OCI will be reclassified into earnings within the next 12 months. There was no ineffectiveness in the three-month periods ended January 29, 2011 or January 30, 2010.
Note 10 – Goodwill and Intangible Assets
Goodwill
     The Company annually evaluates goodwill for impairment as well as whenever events or changes in circumstances suggest that the carrying value of goodwill may not be recoverable. The Company tests goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis on the first day of the fourth quarter (on or about August 1) or more frequently if indicators of impairment exist. For our latest annual impairment assessment which occurred on August 1, 2010, the Company identified its reporting units to be its five operating segments, which meet the aggregation criteria for one reportable segment. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company determines the fair value of its reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. No impairment of goodwill resulted in any of the fiscal years presented. The Company’s next annual impairment assessment will be made on the first day of the fourth quarter of fiscal 2011 unless indicators arise that would require the Company to reevaluate at an earlier date. The following table presents the changes in goodwill during the first three months of fiscal 2011:

Three Months
Ended
January 29, 2011
Balance at beginning of period	$255,580
Foreign currency translation adjustment	663

Balance at end of period	$256,243

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
  Intangible assets, which will continue to be amortized, consisted of the following:

	January 29, 2011		October 30, 2010

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Technology-based	$6,146	$5,575	$7,166	$6,323
Customer relationships	2,803	2,453	2,858	2,358

Total	$8,949	$8,028	$10,024	$8,681

          Intangible assets are amortized on a straight-line basis over their estimated useful lives or on an accelerated method of amortization that is expected to reflect the estimated pattern of economic use. The remaining amortization expense will be recognized over a weighted-average period of approximately 0.6 years.
     Amortization expense was $0.4 million and $1.8 million for the three-month periods ended January 29, 2011 and January 30, 2010, respectively.
     The Company expects amortization expense for these intangible assets to be:

Fiscal	Amortization
Year	Expense
Remainder of 2011	$921

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
     Net periodic pension cost of non-U.S. plans is presented in the following table:

	Three Months Ended

	January 29, 2011	January 30, 2010

Service cost	$2,224	$1,507
Interest cost	2,753	2,464
Expected return on plan assets	(2,645)	(2,849)
Amortization of initial net obligation (asset)	4	(7)
Amortization of net loss (gain)	393	(24)

Net periodic pension cost	$2,729	$1,091

     Pension contributions of $3.5 million were made by the Company during the three months ended January 29, 2011. The Company presently anticipates contributing an additional $5.5 million to fund its defined benefit pension plans in fiscal year 2011 for a total of $9.0 million.
Note 12 – Revolving Credit Facility
     As of January 29, 2011, the Company had $2,961.1 million of cash and cash equivalents and short-term investments, of which $922.4 million was held in the United States. The balance of the Company’s cash and cash equivalents and short-term investments was held outside the United States in various foreign subsidiaries. As the Company intends to reinvest certain of its foreign earnings indefinitely, this cash is not available to meet certain of the Company’s cash requirements in the United States, including for cash dividends and common stock repurchases. The Company entered into a five-year, $165 million unsecured revolving credit facility with certain institutional lenders in May 2008. To date, the Company has not borrowed under this credit facility but the Company may borrow in the future and use the proceeds for support of commercial paper issuance, stock repurchases, dividend payments, acquisitions, capital expenditures, working capital and other lawful corporate purposes. Any advances under this credit agreement will accrue interest at rates that are equal to LIBOR plus a margin that is based on the Company’s leverage ratio. The terms of this facility also include financial covenants that require the Company to maintain a minimum interest coverage ratio and not exceed a maximum leverage ratio. As of January 29, 2011, the Company was compliant with these covenants. The terms of the facility also impose restrictions on the Company’s ability to undertake certain transactions, to create certain liens on assets and to incur certain subsidiary indebtedness.

Note 13 – Debt
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
     On June 30, 2009, the Company entered into interest rate swap transactions where the Company swapped the notional amount of its $375 million of fixed rate debt at 5.0% into floating interest rate debt through July 1, 2014. Under the terms of the swaps, the Company will (i) receive on the $375 million notional amount a 5.0% annual interest payment that is paid in two installments on the 1st business day of every January and July, commencing January 1, 2010 through and ending on the maturity date; and (ii) pay on the $375 million notional amount an annual three-month LIBOR plus 2.05% (2.35% as of January 29, 2011) interest payment, payable in four installments on the 1st business day of every January, April, July and October, commencing on October 1, 2009 and ending on the maturity date. The LIBOR- based rate is set quarterly three months prior to the date of the interest payment. The Company designated these swaps as fair value hedges. The changes in the fair value of the interest rate swaps were reflected in the carrying value of the interest rate swaps in other assets on the balance sheet. The carrying value of the debt on the balance sheet was adjusted by an equal and offsetting amount.
     On December 22, 2010, Analog Devices Holdings B.V. a wholly owned subsidiary of the Company, entered into a credit agreement with Bank of America, N.A., London Branch as administrative agent. The borrower’s obligations are guaranteed by the Company. The credit agreement provides for a term loan facility of $145 million, which matures on December 22, 2013. The terms of the agreement provide for a three-year principle amortization schedule with $3.6 million payable quarterly every March, June, September and December with the balance payable upon the maturity date. The loan will bear interest at a fluctuating rate for each period equal to the annual LIBOR rate applicable to that interest period plus 1.25% (1.55% as of January 29, 2011). The terms of this facility include limitations on subsidiary indebtedness and on liens against the assets of the Company and its subsidiaries, and also include financial covenants that require the Company to maintain a minimum interest coverage ratio and not exceed a maximum leverage ratio. As of January 29, 2011, the Company was compliant with these covenants. As of January 29, 2011, $14.5 million of this debt was classified as short-term.
Note 14 – Common Stock Repurchase
     The Company’s common stock repurchase program has been in place since August 2004. In the aggregate, the Board of Directors has authorized the Company to repurchase $5 billion of the Company’s common stock under the program. Under the program, the Company may repurchase outstanding shares of its common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of the Company’s Board of Directors, the repurchase program will expire when the Company has repurchased all shares authorized under the program. As of January 29, 2011, the Company had repurchased a total of approximately 119.1 million shares of its common stock for approximately $4,061.8 million under this program. An additional $938.2 million remains available for repurchase of shares under the current authorized program. The repurchased shares are held as authorized but unissued shares of common stock. Any future common stock repurchases will be dependent upon several factors including the amount of cash available to the Company in the United States, and the Company’s financial performance, outlook and liquidity. The Company also from time to time repurchases shares in settlement of employee tax withholding obligations due upon the vesting of restricted stock units, or in certain limited circumstances to satisfy the exercise price of options granted to the Company’s employees under the Company’s equity compensation plans.
Note 15 – Discontinued Operations
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

The Company has allocated the proceeds from this arrangement based on the fair value of the two elements of this transaction: (i) the sale of a business and (ii) the obligation to manufacture product for a one-year period. As a result, $85 million was recorded as a liability related to the manufacturing supply agreement, all of which has been utilized. The liability was included in current liabilities of discontinued operations on the Company’s consolidated balance sheet. The Company recorded the revenue associated with this manufacturing supply agreement in discontinued operations. In the first quarter of fiscal 2010, additional proceeds of $1 million were released from escrow and $0.6 million net of tax was recorded as additional gain from the sale of discontinued operations. The Company does not expect any additional proceeds from this sale.
     In September 2007, the Company entered into a definitive agreement to sell its Baseband Chipset Business to MediaTek Inc. The decision to sell the Baseband Chipset Business was due to the Company’s decision to focus its resources in areas where its signal processing expertise can provide unique capabilities and earn superior returns. The cash proceeds received were net of a refundable withholding tax of $62 million. In connection with the purchase and sale agreement, $10 million was placed into escrow and was excluded from the gain calculations. The Company made additional cash payments of $1.7 million during fiscal 2009 related to retention payments for employees who transferred to MediaTek Inc. and for the reimbursement of intellectual property license fees incurred by MediaTek Inc. In the first quarter of fiscal 2010, the Company received cash proceeds of $62 million as a result of the refund of the withholding tax and also recorded an additional gain on sale of $0.3 million, or $0.2 million net of tax, due to the settlement of certain items at less than the amounts accrued. In the first quarter of fiscal 2011, additional proceeds of $10 million were released from escrow and $6.5 million net of tax was recorded as additional gain from the sale of discontinued operations. The Company does not expect any additional proceeds from this sale.
     The following amounts related to the CPU voltage regulation and PC thermal monitoring and Baseband Chipset Businesses have been segregated from continuing operations and reported as discontinued operations.

	Three Months Ended
	January 29, 2011	January 30, 2010

Gain on sale of discontinued operations before income taxes	10,000	1,316

Provision for income taxes	3,500	457

Gain on sale of discontinued operations, net of tax	$6,500	$859

Note 16 – Income Taxes
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
Note 17 – New Accounting Pronouncements
Multiple-Deliverable Revenue Arrangements
     In October 2009, the FASB issued ASU No. 2009-13 — Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (formerly EITF Issue No. 08-1). This standard modifies the revenue recognition guidance for arrangements that involve the delivery of multiple elements, such as product, software, services or support, to a customer at different times as part of a single revenue generating transaction. This standard provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. The standard also expands the disclosure requirements for multiple-deliverable revenue arrangements. ASU No. 2009-13 is effective for fiscal years that begin on or after June 15, 2010, which is the Company’s fiscal year 2011. The adoption of ASU 2009-13 in the first quarter of fiscal 2011 did not have a material impact on the Company’s financial condition and results of operations.
Business Combinations
     In December 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2010-29, Business Combinations (ASC Topic 805) — Disclosure of Supplementary Pro Forma Information for Business Combinations (ASU No. 2010-29). ASU No. 2010-29 requires a public entity to disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the prior year. It also requires a description of the nature and amount of material, nonrecurring adjustments directly attributable to the business combination included in the reported revenue and earnings. The new disclosure will be effective for the Company’s first quarter of fiscal year 2012. The adoption of ASU No. 2010-29 will require additional disclosure in the event of a business combination but will not have a material impact on the Company’s financial condition and results of operations.
Intangibles – Goodwill and Other
     In December 2010, the FASB issued ASU No. 2010-28, Intangibles- Goodwill and Other (ASC Topic 350). ASU 210-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. ASU 2010-28 is effective for fiscal years that begin after December 15, 2010, which is the Company’s fiscal year 2012. The company is currently evaluating the impact, if any, that ASU No. 2010-28 may have on the Company’s financial condition and results of operations.
Note 18 – Subsequent Event
     On February 14, 2011, the Company’s Board of Directors declared a cash dividend of $0.22 per outstanding share of common stock. The dividend will be paid on March 23, 2011 to all shareholders of record at the close of business on March 4, 2011.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This information should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended October 30, 2010.
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
Results of Operations
(all tabular amounts in thousands except per share amounts and percentages)
Overview

	Three Months Ended
	January 29, 2011	January 30, 2010
Revenue	$728,504	$602,983
Gross margin %	66.2%	61.1%
Income from continuing operations, net of tax	$215,606	$119,600
Income from continuing operations, net of tax, as a % of revenue	29.6%	19.8%
Diluted EPS from continuing operations	$0.70	$0.39
Diluted EPS	$0.72	$0.40
     The year-to-year revenue changes by end market and product category are more fully outlined below under Revenue Trends by End Market and Revenue Trends by Product Type.

     In the first quarter of fiscal 2011, our revenue increased 21% from the first quarter of fiscal 2010 and our diluted earnings per share from continuing operations increased from $0.39 to $0.70. Cash flow from operations in the first three months of fiscal 2011 was $216.8 million, or 30% of revenue. We received proceeds of $145.0 million during the first quarter of fiscal 2011 relating to a term loan facility we entered into through a wholly owned subsidiary in December 2010 and $102.0 million in net proceeds related to employee stock option exercises. In the first quarter of fiscal 2011 we also repurchased a total of approximately 3.1 million shares of our common stock for an aggregate of $113.6 million, distributed $65.8 million to our shareholders in dividend payments and paid $25.5 million for capital expenditures. These factors contributed to the net increase in cash, cash equivalents and short-term investments of $273.3 million in the first three months of fiscal 2011.
     The year-to-year increase in revenue and profitability for the three months ended January 29, 2011 was primarily the result of the continued resurgence of economic activity and improving global macro-economic conditions following the general economic downturn resulting from the global credit and financial crisis. The strategy we employed over the past two years to focus on products and markets that value innovation and to make fundamental improvements to our cost structure aided in our growth and profitability. Improving macro-trends in the industrial, communications, automotive and healthcare markets also helped, and we believe will continue to help, to generate strong growth opportunities for us in the future. However, these trends remain uncertain and we cannot predict the sustainability of the current economic conditions or how changes in the market or otherwise may affect us in the future. Consequently, our reported results for the first quarter of fiscal 2011 may not be indicative of our future results.
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

	Three Months Ended			Three Months Ended
	January 29, 2011			January 30, 2010
	Revenue	% of Revenue	Y/Y%	Revenue	% of Revenue
Industrial	$336,799	46%	28%	$262,786	44%
Automotive	94,685	13%	30%	72,826	12%
Consumer	120,940	17%	-1%	121,590	20%
Communications	163,478	22%	22%	133,471	22%
Computer	12,602	2%	2%	12,310	2%

Total revenue	$728,504	100%	21%	$602,983	100%

     Industrial — The year-to-year increase in revenue in the three-month period ended January 29, 2011 in industrial end market revenue was primarily the result of a broad-based increase in demand in this end market, which was most significant for products sold into the instrumentation and industrial automation sectors.
     Automotive — The year-to-year increase in revenue in the three-month period ended January 29, 2011 in automotive end market revenue was primarily the result of a general increase in the electronic content found in vehicles and to a lesser extent inventory replenishment by our customers.
     Consumer — The year-to-year decrease in revenue in the three-month period ended January 29, 2011 in consumer end market revenue was primarily the result of a decrease in demand for products in the home entertainment sector, partially offset by an increase in demand for products used in other consumer applications in this end market.
     Communications — The year-to-year increase in revenue in the three-month period ended January 29, 2011 in communications end market revenue was primarily the result of a broad-based increase in demand in this end market, which was most significant for the base station and infrastructure end market sectors.

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

	Three Months Ended			Three Months Ended
	January 29, 2011			January 30, 2010
	Revenue	% of Revenue	Y/Y%	Revenue	% of Revenue*
Converters	$329,791	45%	13%	$291,174	48%
Amplifiers / Radio frequency	195,635	27%	33%	147,591	24%
Other analog	93,757	13%	29%	72,494	12%

Subtotal analog signal processing	619,183	85%	21%	511,259	85%
Power management & reference	53,357	7%	36%	39,197	7%

Total analog products	$672,540	92%	22%	$550,456	91%

Digital signal processing	55,964	8%	7%	52,527	9%

Total revenue	$728,504	100%	21%	$602,983	100%

*	The sum of the individual percentages does not equal the total due to rounding.
     The year-to-year increase in total revenue in the three-month period ended January 29, 2011 was primarily the result of a broad based increase in sales across all product categories.
Revenue Trends by Geographic Region
     Revenue by geographic region, based upon customer location, for the three-month period ended January 29, 2011 was as follows:

	Three Months Ended
	January 29, 2011	January 30, 2010
Region
United States	$130,397	$116,963
Rest of North and South America	41,893	29,879
Europe	191,289	142,066
Japan	104,167	110,350
China	148,121	106,522
Rest of Asia	112,637	97,203

Total revenue	$728,504	$602,983

     In the three-month period ended January 29, 2011, the predominant countries comprising “Rest of North and South America” are Canada and Mexico; the predominant countries comprising “Europe” are Germany, Sweden, France and the United Kingdom; and the predominant countries comprising “Rest of Asia” are Taiwan and South Korea.
     In the three-month period ended January 30, 2010, the predominant countries comprising “Rest of North and South America” are Canada and Mexico; the predominant countries comprising “Europe” are Germany, Sweden, France and Holland; and the predominant countries comprising “Rest of Asia” are Taiwan and South Korea.
     Sales increased in all geographic regions, except Japan, in the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010, with sales in Europe and China experiencing the largest increases. The decrease in sales in Japan in the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010 was primarily the result of lower sales activity in the consumer end market sector in this region, partially offset by an increase in industrial end market sales in this region.
Gross Margin

	Three Months Ended
	January 29, 2011	January 30, 2010
Gross margin	$482,173	$368,476
Gross margin %	66.2%	61.1%
     Gross margin percentage was higher by 510 basis points in the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010 primarily as a result of an increase in sales of $125.5 million, increased operating levels in our manufacturing facilities and the impact of efforts to reduce overall manufacturing costs, including the savings realized as a result of wafer fabrication consolidation actions.
Research and Development

	Three Months Ended
	January 29, 2011	January 30, 2010
R&D expenses	$122,745	$114,398
R&D expenses as a % of revenue	16.8%	19.0%
     Research and development, or R&D, expenses increased $8.3 million, or 7%, in the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010. The increase was primarily the result of an increase in variable compensation expense, which is a variable expense linked to our overall profitability and revenue growth, higher employee benefit costs and a general increase in spending in response to improving business conditions over the past year.
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
Selling, Marketing, General and Administrative

	Three Months Ended
	January 29, 2011	January 30, 2010
SMG&A expenses	$100,022	$88,481
SMG&A expenses as a % of revenue	13.7%	14.7%
     Selling, marketing, general and administrative, or SMG&A, expenses increased $11.5 million, or 13%, in the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010. The increase was primarily the result of an increase in variable compensation expense, which is a variable expense linked to our overall profitability and revenue growth, higher employee benefit costs and a general increase in spending in response to improving business conditions over the past year. To a lesser extent, the increase in SMG&A expenses was due to higher sales commission expenses, which are variable expenses linked to our sales.

Special Charges
     The following is a summary of the restructuring actions we have taken over the last several years.
Closure of Wafer Fabrication Facility in Sunnyvale
     We ceased production at our California wafer fabrication facility in November 2006. We paid the related lease obligation costs on a monthly basis over the remaining lease term, which expired in March 2010. We recorded one-time settlement charge of $0.4 million in the first quarter of fiscal 2010 related to the termination of the lease. This action was completed during fiscal 2010.
Reduction of Operating Costs
     During the fourth quarter of fiscal 2008, in order to further reduce our operating cost structure, we recorded a special charge of $1.6 million for severance and fringe benefit costs in accordance with our ongoing benefit plan or the statutory requirements at foreign locations for 19 engineering, selling, marketing, general and administrative employees.
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
     During the first quarter of fiscal 2010, we recorded an additional charge of $11.4 million related to the further reduction of our operating cost structure. Approximately $10.9 million of this charge was for severance and fringe benefit costs recorded in accordance with our ongoing benefit plan or statutory requirements at foreign locations for 149 engineering and SMG&A employees. Approximately $0.5 million of the charge related to our decision to abandon efforts to develop a particular expertise in power management, resulting in the impairment of related intellectual property. These cost reductions actions, which were fully implemented in the first quarter of fiscal 2011, resulted in annual savings of approximately $16 million.
     We terminated the employment of all employees associated with this action and are paying amounts owed to them as income continuance.
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
     We finished production in the Cambridge wafer fabrication facility and began clean-up activities during the fourth quarter of fiscal 2009. During the fourth quarter of fiscal 2009 we reversed approximately $1.8 million of our severance accrual. The accrual reversal was required because 51 employees either voluntarily left Analog or found alternative employment within Analog. In addition, we recorded a special charge of approximately $1.7 million for the impairment of manufacturing assets that were originally going to be moved to our other wafer fabrication facilities but were no longer needed at those facilities and therefore had no future use. We also recorded a special charge of $0.1 million for clean-up costs as we began our clean-up of the Cambridge wafer fabrication facility at the end of the fourth quarter of fiscal 2009. We terminated the employment of all employees associated with this charge and are paying amounts owed to them as income continuance. We estimate that this action will result in annual cost savings of approximately $41 million per year, which we began realizing in the third quarter of fiscal 2010. These annual savings are being realized as follows: approximately $40.2 million in cost of sales, of which approximately $4.0 million relates to non-cash depreciation savings, and approximately $0.8 million relates to SMG&A expenses.

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
Operating Income from Continuing Operations

	Three Months Ended
	January 29, 2011	January 30, 2010
Operating income from continuing operations	$259,406	$149,114
Operating income from continuing operations as a % of revenue	35.6%	24.7%
     The $110.3 million increase in operating income from continuing operations in the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010 was primarily the result of an increase in revenue of $125.5 million and a 510 basis point increase in gross margin percentage.
Nonoperating (Income) Expense

	Three Months Ended
	January 29, 2011	January 30, 2010
Interest expense	$2,830	$2,538
Interest income	(2,285)	(2,180)
Other, net	41	489

Total nonoperating expense	$586	$847

     Nonoperating expense was lower by $0.3 million in the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010 primarily due to a decrease in other nonoperating expense, partially offset by an increase in interest expense incurred as a result of the term loan facility we entered into though a wholly owned subsidiary in December 2010.
Provision for Income Taxes

	Three Months Ended
	January 29, 2011	January 30, 2010
Provision for income taxes	$43,214	$28,667
Effective income tax rate	16.7%	19.3%
     Our effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where our income is earned.
     Our effective tax rate for the first quarter of fiscal 2011 was lower by 260 basis points compared to our effective tax rate for the first quarter of fiscal 2010. The tax rate for the first quarter of fiscal 2011 included the following items which caused a decrease in our tax rate: the reinstatement of the federal R&D tax credit in December 2010 retroactive to January 1, 2010 resulting in a $6 million income tax savings, a $7 million reduction in the state tax credits valuation reserve which we believe we can now recover and a $0.5 million tax benefit from the increase in Irish deferred taxes as a result of the increase in the Irish manufacturing tax rate from 10% to 12.5%. These items, which had the effect of decreasing the 2011 tax rate, were partially offset by a change in the mix of our income in the first quarter of fiscal 2011 to jurisdictions where income is taxed at a higher rate. In addition, the first quarter of fiscal 2010 included special charges, a majority of which provided a tax benefit at the higher U.S. tax rate.

Income from Continuing Operations, net of tax

	Three Months Ended
	January 29, 2011	January 30, 2010
Income from continuing operations, net of tax	$215,606	$119,600
Income from continuing operations, net of tax, as a % of Revenue	29.6%	19.8%
Diluted EPS from continuing operations	$0.70	$0.39
     Net income from continuing operations in the first quarter of fiscal 2011 was higher than in the first quarter of fiscal 2010 by approximately $96 million primarily as a result of the $110.3 million increase in operating income from continuing operations, offset by a higher provision for income taxes in the first quarter of fiscal 2011 than in the first quarter of fiscal 2010.
Discontinued Operations

	Three Months Ended
	January 29, 2011	January 30, 2010
Gain on sale of discontinued operations, net of tax	$6,500	$859
Diluted EPS from discontinued operations	$0.02	$0.00
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
     We expect revenue in the second quarter of fiscal 2011 to be in the range of $730 million to $760 million. Our plan is for gross margin for the second quarter of fiscal 2011 to be approximately 66.5% and for operating expenses to increase by approximately 2% to 3% primarily as a result of the annual salary increase which took effect at the beginning of the second quarter. As a result, we expect diluted earnings per share from continuing operations to be in the range of $0.65 to $0.69 in the second quarter of fiscal 2011.
Liquidity and Capital Resources

	Three Months Ended
	January 29, 2011	January 30, 2010
Net cash provided by operations	$216,751	$213,773
Net cash provided by operations as a % of revenue	29.8%	35.5%
     At January 29, 2011, cash, cash equivalents and short-term investments totaled $2,961.1 million. The primary sources of funds for the first three months of fiscal 2011 were net cash generated from operating activities of $216.8 million, proceeds of $145.0 million relating to a term loan facility we entered into though a wholly owned subsidiary in December 2010 and $102.0 million in net proceeds from employee stock option exercises. The principal uses of funds for the first three months of fiscal 2011 were the repurchase of approximately 3.1 million shares of our common stock for an aggregate of $113.6 million, dividend payments of $65.8 million from a quarterly dividend of $0.22 per share and capital expenditures of $25.5 million.

These factors contributed to the net increase in cash, cash equivalents and short-term investments of $273.3 million in the first three months of fiscal 2011.

	January 29, 2011	October 30, 2010
Accounts receivable	$384,276	$387,169
Days sales outstanding	48	46

Inventory	$282,980	$277,478
Days cost of sales in inventory	105	100
     Accounts receivable at January 29, 2011 decreased $2.9 million, or 1%, from the end of the fourth quarter of fiscal 2010. The decrease in receivables was primarily the result of lower revenue in the first quarter of fiscal 2011 as compared to the fourth quarter of fiscal 2010, partially offset by higher product shipments in the final month of the first quarter of fiscal 2011 as compared to the final month of the fourth quarter of fiscal 2010. Days sales outstanding increased by 2 days as a result of higher product shipments in the final month of the first quarter of fiscal 2011 as compared to the final month of the fourth quarter of fiscal 2010.
     Inventory at January 29, 2011 increased by $5.5 million, or 2%, from the end of the fourth quarter of fiscal 2010. The increase in inventory relates primarily to an increase in manufacturing production to support anticipated higher sales demand. Days cost of sales in inventory increased 5 days primarily as a result of a decrease in sales activity in the first quarter of fiscal 2011 as compared to the fourth quarter of fiscal 2010.
     Current liabilities decreased to $608.5 million at January 29, 2011, a decrease of $35 million, or 5%, from $643.5 million at the end of fiscal 2010. This decrease was primarily due to a decrease in accrued liabilities relating to variable compensation expense, partially offset by an increase in the current portion of our long-term debt in relation to the term loan facility entered into in December 2010 which requires quarterly loan repayments of $3.6 million.
     As of January 29, 2011 and October 30, 2010, gross deferred revenue was $336.3 million and $327.2 million, respectively, and gross deferred cost of sales was $83.0 million and $84.4 million, respectively. Deferred income on shipments to distributors increased by approximately $10.5 million in the first three months of fiscal 2011 primarily as a result of our shipments to our distributors in the first quarter of fiscal 2011 exceeding the distributors’ sales to their customers during this same time period. Sales to distributors are made under agreements that allow distributors to receive price adjustment credits and to return qualifying products for credit, as determined by us, in order to reduce the amounts of slow-moving, discontinued or obsolete product from their inventory. Given the uncertainties associated with the levels of price adjustment credits to be granted to distributors, the sales price to the distributors is not fixed or determinable until the distributors resell the products to their customers. Therefore, we defer revenue recognition from sales to distributors until the distributors have sold the products to their customers. The amount of price adjustments is dependent on future overall market conditions, and therefore the levels of these adjustments could fluctuate significantly from period to period. To the extent that we experience a significant increase in the amount of credits we issue to our distributors, there could be a material impact on the ultimate revenue and gross margin recognized relating to these transactions.
     Net additions to property, plant and equipment were $25.5 million in the first three months of fiscal 2011 and were funded with a combination of cash on hand and cash generated from operations. We expect capital expenditures to be in the range of $115 million to $135 million in fiscal 2011.
     On February 14, 2011, our Board of Directors declared a cash dividend of $0.22 per outstanding share of common stock. The dividend will be paid on March 23, 2011 to all shareholders of record at the close of business on March 4, 2011 and is expected to total approximately $66 million. We currently expect quarterly dividends to continue at $0.22 per share, although they remain subject to declaration by our Board of Directors. The payment of future dividends, if any, will be based on several factors including our financial performance, outlook and liquidity.
     Our common stock repurchase program has been in place since August 2004. On November 19, 2010, our Board of Directors authorized the repurchase by us of an additional $1 billion of our common stock, increasing the total amount of our common stock we are authorized to repurchase under the program to $5 billion. Under the program, we may repurchase outstanding shares of our common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized under the program. As of January 29, 2011, we had repurchased a total of approximately

119.1 million shares of our common stock for approximately $4,061.8 million under this program. As of January 29, 2011, an additional $938.2 million worth of shares remains available for repurchase under the current authorized program. The repurchased shares are held as authorized but unissued shares of common stock. Any future common stock repurchases will be dependent upon several factors including the amount of cash available to us in the United States, and our financial performance, outlook and liquidity. We also from time to time repurchase shares in settlement of employee tax withholding obligations due upon the vesting of restricted stock units or the exercise of stock options, or in certain limited circumstances to satisfy the exercise price of options granted to our employees under our equity compensation plans.
     On June 30, 2009, we issued $375 million aggregate principal amount of 5.0% senior unsecured notes due July 1, 2014 (the Notes) with annual interest payments of 5.0% paid in two installments on January 1 and July 1 of each year, commencing January 1, 2010. The net proceeds of the offering were $370.4 million, after issuing at a discount and deducting expenses, underwriting discounts and commissions, which will be amortized over the term of the Notes. We swapped the fixed interest portion of these Notes for a variable interest rate based on the three-month LIBOR plus 2.05% (2.35% as of January 29, 2011). The variable interest payments based on the variable annual rate are payable quarterly. The LIBOR based rate is set quarterly three months prior to the date of the interest payment. The indenture governing the Notes contains covenants that may limit our ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of our assets to any other party. On December 22, 2010, Analog Devices Holdings B.V. a wholly owned subsidiary of ours, entered into a credit agreement with Bank of America, N.A., London Branch as administrative agent. The borrower’s obligations are guaranteed by us. The credit agreement provides for a term loan facility of $145 million, which matures on December 22, 2013. The terms of the agreement provide for a three-year principle amortization schedule with $3.6 million payable quarterly every March, June, September and December with the balance payable upon the maturity date. The loan will bear interest at a fluctuating rate for each period equal to the annual LIBOR rate applicable to that interest period plus 1.25% (1.55% as of January 29, 2011). The terms of this facility include limitations on subsidiary indebtedness and on liens against our assets and the assets of our subsidiaries, and also include financial covenants that require us to maintain a minimum interest coverage ratio and not exceed a maximum leverage ratio. The proceeds of this loan are being used to restructure our captive finance subsidiaries. In addition, we have a five-year $165 million unsecured revolving credit facility that expires in May 2013. To date, we have not borrowed under this credit facility but we may borrow in the future and use the proceeds for support of commercial paper issuance, stock repurchases, dividend payments, acquisitions, capital expenditures, working capital and other lawful corporate purposes.
     At January 29, 2011, our principal source of liquidity was $2,961.1 million of cash and cash equivalents and short-term investments of which approximately $922.4 million was held in the United States. The balance of our cash and cash equivalents and short-term investments was held outside the United States in various foreign subsidiaries. As we intend to reinvest certain of our foreign earnings indefinitely, this cash held outside the United States is not available to meet certain of our cash requirements in the United States, including for cash dividends and common stock repurchases.
     We believe that our existing sources of liquidity and cash expected to be generated from future operations, together with existing and anticipated available long-term financing, will be sufficient to fund operations, capital expenditures, research and development efforts, dividend payments (if any) and repurchases of our stock (if any) under our stock repurchase program in the immediate future and for at least the next twelve months.
Contractual Obligations
     On December 22, 2010, Analog Devices Holdings B.V. a wholly owned subsidiary of ours, entered into a credit agreement with Bank of America, N.A., London Branch as administrative agent. The borrower’s obligations are guaranteed by us. The credit agreement provides for a term loan facility of $145 million, which matures on December 22, 2013. The terms of the agreement provide for a three-year principle amortization schedule with $3.6 million payable quarterly every March, June, September and December with the balance payable upon the maturity date. The loan will bear interest at a fluctuating rate for each period equal to the annual LIBOR rate applicable to that interest period plus 1.25% (1.55% as of January 29, 2011). The terms of this facility include limitations on subsidiary indebtedness and on liens against our assets and the assets of our subsidiaries, and also include financial covenants that require us to maintain a minimum interest coverage ratio and not exceed a maximum leverage ratio. As of January 29, 2011, we were compliant with these covenants. As of January 29, 2011, $14.5 million of this debt was classified as short-term.
     Assuming the current three-month LIBOR remains the same for the duration of the agreement and assuming the debt obligations are held to maturity, the following amounts will be due under the credit agreement and were not previously reflected in the contractual obligations table contained in the section entitled “Management’s Discussion and Analysis of

Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended October 30, 2010:

		Less than	Payment due by period		More than
(in thousands)	Total	1 Year	1-3 Years	4-5 Years	5 Years
Long-term debt obligations	$145,000	$14,500	$130,500	$—	$—
Interest payments associated with long-term debt obligations	5,925	2,210	3,715	—	—

Total	$150,925	$16,710	$134,215	$—	$—

     There have not been any other material changes during the first three months of fiscal 2011 to the amounts presented in the table summarizing our contractual obligations included in our Annual Report on Form 10-K for the fiscal year ended October 30, 2010.
New Accounting Pronouncements
     Multiple-Deliverable Revenue Arrangements
     In October 2009, the FASB issued ASU No. 2009-13 — Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (formerly EITF Issue No. 08-1). This standard modifies the revenue recognition guidance for arrangements that involve the delivery of multiple elements, such as product, software, services or support, to a customer at different times as part of a single revenue generating transaction. This standard provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. The standard also expands the disclosure requirements for multiple deliverable revenue arrangements. ASU No. 2009-13 is effective for fiscal years that begin on or after June 15, 2010, which is our fiscal year 2011. The adoption of ASU No. 2009-13 in the first quarter of fiscal 2011 did not have a material impact on our financial condition and results of operations.
Business Combinations
     In December 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2010-29, Business Combinations (ASC Topic 805) — Disclosure of Supplementary Pro Forma Information for Business Combinations (ASU No. 2010-29). ASU No. 2010-29 requires a public entity to disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the prior year. It also requires a description of the nature and amount of material, nonrecurring adjustments directly attributable to the business combination included in the reported revenue and earnings. The new disclosure will be effective for our first quarter of fiscal year 2012. The adoption of ASU No. 2010-29 will require additional disclosure in the event of a business combination but will not have a material impact on our financial condition and results of operations.
Intangibles — Goodwill and Other
     In December 2010, the FASB issued ASU No. 2010-28, Intangibles- Goodwill and Other (ASC Topic 350). ASU No. 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. ASU 2010-28 is effective for fiscal years that begin after December 15, 2010, which is our fiscal year 2012. We are currently evaluating the impact, if any, that ASU No. 2010-28 may have on our financial condition and results of operations.
Critical Accounting Policies and Estimates
     There were no material changes in the first three months of fiscal 2011 to the information provided under the heading “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the fiscal year ended October 30, 2010.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Exposure
     On December 22, 2010, Analog Devices Holdings B.V. a wholly owned subsidiary of ours, entered into a credit agreement with Bank of America, N.A., London Branch as administrative agent. The borrower’s obligations are guaranteed by us. The credit agreement provides for a term loan facility of $145 million, which matures on December 22, 2013. The loan will bear interest at a fluctuating rate for each period equal to the annual LIBOR rate applicable to that interest period plus 1.25% (1.55% as of January 29, 2011). If LIBOR changes by 100 basis points, our annual interest expense would change by approximately an additional $1.0 million from the amount set forth in the information provided under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” set forth in our Annual Report on Form 10-K for the year ended October 30, 2010.
     There have been no other material changes in the first quarter of fiscal 2011 in the information provided under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” set forth in our Annual Report on Form 10-K for the year ended October 30, 2010.
ITEM 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Analog’s disclosure controls and procedures as of January 29, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of January 29, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in Internal Control over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended January 29, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
     Set forth below and elsewhere in this report and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. The description below includes any material changes to and supersedes the description of the risk factors affecting our business previously discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended October 30, 2010.
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
     Our future revenue, gross margins, operating results and net income are difficult to predict and may be materially affected by a number of factors, including:
•	the effects of adverse economic conditions in the United States and international markets;
•	changes in customer demand for our products and for end products that incorporate our products;
•	the effectiveness of our efforts to refocus our operations, including our ability to reduce our cost structure in both the short term and over a longer duration;
•	the timing of new product announcements or introductions by us, our customers or our competitors;
•	competitive pricing pressures;
•	fluctuations in manufacturing yields, adequate availability of wafers and other raw materials, and manufacturing, assembly and test capacity;
•	the ability of our third party suppliers, subcontractors and manufacturers to supply us with sufficient quantities of products or components;
•	any significant decline in our backlog;
•	the timing, delay or cancellation of significant customer orders and our ability to manage inventory;
•	our ability to hire, retain and motivate adequate numbers of engineers and other qualified employees to meet the demands of our customers;

•	changes in geographic, product or customer mix;
•	our ability to utilize our manufacturing facilities at efficient levels;
•	potential significant litigation-related costs;
•	the difficulties inherent in forecasting future operating expense levels, including with respect to costs associated with labor, utilities, transportation and raw materials;
•	the costs related to compliance with increasing worldwide environmental regulations;
•	changes in our effective tax rates in the United States, Ireland or worldwide; and
•	the effects of public health emergencies, natural disasters, widespread travel disruptions, security risks, terrorist activities, international conflicts and other events beyond our control.
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
     We rely, and plan to continue to rely, on suppliers, assembly and test subcontractors, and third-party wafer fabricators to supply most of our wafers that can be manufactured using industry-standard submicron processes. This reliance involves several risks, including reduced control over availability, capacity utilization, delivery schedules, manufacturing yields, and costs. Additionally, we utilize a limited number of third-party wafer fabricators, primarily Taiwan Semiconductor Manufacturing Company, or TSMC. In addition, these suppliers often provide manufacturing services to our competitors and therefore periods of increased industry demand may result in capacity constraints. In certain instances, the third party supplier is the sole source of highly specialized processing services. If our suppliers are unable or unwilling to manufacture and deliver components to us on the time schedule and of the quality or quantity that we require or provide us with required manufacturing processes, we may be forced to seek to engage additional or replacement suppliers, which could result in additional expenses and delays in product development or shipment of product to our customers. If replacement suppliers or manufacturing processes are not available, we may also experience delays in product development or shipment which could, in turn, result in the temporary or permanent loss of customers. A significant portion of our revenue for the first three months of fiscal 2011 was from products fabricated at third-party wafer-fabrication facilities, primarily TSMC.
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
     We have significant operations and manufacturing facilities outside the United States, including in Ireland and the Philippines. During the first three months of fiscal 2011, we derived approximately 82% of our revenue from customers in international markets. Although we engage in hedging transactions to reduce our exposure to currency exchange rate fluctuations, there can be no assurance that our competitive position will not be adversely affected by changes in the exchange rate of the United States dollar against other currencies. Potential interest rate increases, as well as high energy costs, could have an adverse impact on industrial and consumer spending patterns and could adversely impact demand for our products. While a majority of our cash is generated outside the United States, we require a substantial amount of cash in the United States for operating requirements, stock repurchases, cash dividends and acquisitions. If we are unable to address our U.S. cash requirements through operations, through borrowings under our current credit facility or from other sources of cash obtained at an acceptable cost, our business strategies and operating results could be adversely affected.
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
     Our industry is subject to increasingly strict EHS requirements, particularly those environmental requirements that control and restrict the use, transportation, emission, discharge, storage and disposal of certain chemicals used or produced in the semiconductor manufacturing process. Public attention to environmental concerns continues to increase, and our customers routinely include stringent environmental standards in their contracts with us. Changes in environmental laws or regulations may require us to invest in costly equipment or alter the way our products are made. In addition, we use hazardous and other regulated materials that subject us to risks of strict liability for damages caused by potential or actual releases of such materials. Any failure to control such materials adequately or to comply with statutory or regulatory standards or contractual obligations could result in liability for damages, penalties, and civil and criminal fines, and might damage our reputation, increase our expenses, and adversely affect our operating results.
     New climate change laws and regulations could require us to change our manufacturing processes or obtain substitute materials that may cost more or be less available for our manufacturing operations. In addition, new restrictions on emissions of carbon dioxide or other greenhouse gases could result in significant costs for us. The Commonwealth of Massachusetts has adopted greenhouse gas regulations, and the U.S. Congress may pass federal greenhouse gas legislation in the future. The U.S. Environmental Protection Agency (EPA) has issued greenhouse gas reporting regulations that may apply to certain of our operations. EPA is developing other climate change-based regulations, as are certain states, that also may increase our expenses and adversely affect our operating results. We expect increased worldwide regulatory activity relating to climate change in the future. Compliance with these laws and regulations has not had a material impact on our capital expenditures, earnings, financial condition or competitive position. There is no assurance that the cost to comply with current or future EHS laws and regulations will not exceed our estimates or adversely affect our financial condition or results of operations. Additionally, any failure by us to comply with applicable EHS requirements or contractual obligations could result in penalties, civil and criminal fines, suspension of or changes to production, legal liability and damage to our reputation.
If we are unable to generate sufficient cash flow, we may not be able to service our debt obligations, including making payments on our $375 million senior unsecured notes or our $145 million term loan facility.
     In fiscal 2009, we issued in a public offering $375 million aggregate principal amount of 5.0% senior unsecured notes due July 1, 2014. In December 2010, we entered into a $145 million term loan facility which matures on December 22, 2013. Our ability to make payments of principal and interest on our indebtedness when due depends upon our future performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors affecting our consolidated operations, many of which are beyond our control. If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to, among other things:
•	seek additional financing in the debt or equity markets;

•	refinance or restructure all or a portion of our indebtedness, including the notes;

•	sell selected assets;

•	reduce or delay planned capital expenditures; or

•	reduce or delay planned operating expenditures.
     Such measures might not be sufficient to enable us to service our debt, including the notes or our term loan facility, which could negatively impact our financial results. In addition, any such financing, refinancing or sale of assets might not be available on economically favorable terms.
Restrictions in our credit facility and outstanding debt instruments may limit our activities.
     Our current credit and term loan facilities and our 5.0% senior unsecured notes impose, and future debt instruments to which we may become subject may impose, restrictions that limit our ability to engage in activities that could otherwise benefit our company, including to undertake certain transactions, to create certain liens on our assets and to incur certain subsidiary indebtedness. Our ability to comply with these financial restrictions and covenants is dependent on our future performance, which is subject to prevailing economic conditions and other factors, including factors that are beyond our control such as foreign exchange rates, interest rates, changes in technology and changes in the level of competition. In addition, our credit and term loan facilities require us to maintain compliance with specified financial ratios. If we breach any of the covenants under our credit or term loan facilities or the indenture governing our outstanding notes and do not obtain appropriate waivers, then, subject to applicable cure periods, our outstanding indebtedness thereunder could be declared immediately due and payable.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

				Approximate Dollar
			Total Number of	Value of Shares that
			Shares Purchased as	May Yet Be
	Total Number of		Part of Publicly	Purchased Under
	Shares Purchased	Average Price	Announced Plans or	the Plans or
Period	(a)	Paid Per Share (b)	Programs (c)	Programs
October 31, 2010 through November 27, 2010	900,688	$34.65	899,915	$1,020,584,324
November 28, 2010 through December 25, 2010	1,240,860	$37.31	1,240,225	$974,316,579
December 26, 2010 through January 29, 2011	940,694	$38.44	940,478	$938,161,957

Total	3,082,242	$36.88	3,080,618	$938,161,957

(a)	Includes 1,624 shares shares paid to us by employees to satisfy employee tax obligations upon vesting of restricted stock units granted to our employees under our equity compensation plans.

(b)	The average price paid per share of stock repurchased under the stock repurchase program includes the commissions paid to the brokers.

(c)
Shares repurchased pursuant to the stock repurchase program publicly announced on August 12, 2004. On November 19, 2010, our Board of Directors authorized the repurchase by us of an additional $1 billion of our common stock, increasing the total amount of our common stock we are authorized to repurchase under the program to $5 billion. Under the repurchase program, we may repurchase outstanding shares of our common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.

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

ANALOG DEVICES, INC.
Date: February 15, 2011	By:	/s/ Jerald G. Fishman
Jerald G. Fishman
President and Chief Executive Officer (Principal Executive Officer)

Date: February 15, 2011	By:	/s/ David A. Zinsner
David A. Zinsner
Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

10.1	2011 Executive Performance Incentive Plan, described in the Company’s Current Report on Form 8-K (File No. 1-7819) on November 4, 2010 and incorporated herein by reference.

10.2
Form of Global Non-Qualified Stock Option Agreement for use under the Company’s 2006 Stock Incentive Plan, as amended, filed as exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-7819) on December 3, 2010 and incorporated herein by reference.

10.3
Form of Global Restricted Stock Unit Agreement for use under the Company’s 2006 Stock Incentive Plan, as amended, filed as exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-7819) on December 3, 2010 and incorporated herein by reference.

31.1†	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

31.2†	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

32.1†	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).

32.2†	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer).

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.LAB	XBRL Labels Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

†	Filed herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three months ended January 29, 2011 and January 30, 2010, (ii) Condensed Consolidated Balance Sheets at January 29, 2011 and October 30, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended January 29, 2011 and January 30, 2010 and (iv) Notes to Condensed Consolidated Financial Statements.
In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.