Form 10-Q
period 2011-04-30
ANALOG DEVICES INC
filed 2011-05-17
CIK 6281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☑
     As of April 30, 2011 there were 299,633,520 shares of common stock of the registrant, $0.16 2/3 par value per share, outstanding.

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

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(thousands, except per share amounts)

	Three Months Ended
	April 30, 2011	May 1, 2010
Revenue	$790,780	$668,240
Cost of sales (1)	256,566	233,725

Gross margin	534,214	434,515
Operating expenses:
Research and development (1)	130,460	122,780
Selling, marketing, general and administrative (1)	105,268	97,660

	235,728	220,440

Operating income	298,486	214,075
Nonoperating (income) expense:
Interest expense	4,078	2,568
Interest income	(2,197)	(2,025)
Other, net	(151)	(488)

	1,730	55

Income before income taxes	296,756	214,020

Provision for income taxes	54,930	46,880

Net income	$241,826	$167,140

Shares used to compute earnings per share — basic	299,923	297,825

Shares used to compute earnings per share — diluted	309,619	305,836

Basic earnings per share	$0.81	$0.56

Diluted earnings per share	$0.78	$0.55

Dividends declared and paid per share	$0.22	$0.20

(1) Includes stock-based compensation expense as follows:

Cost of sales	$1,900	$1,860
Research and development	$5,794	$5,968
Selling, marketing, general and administrative	$5,199	$5,427
See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(thousands, except per share amounts)

	Six Months Ended
	April 30, 2011	May 1, 2010
Revenue	$1,519,284	$1,271,223
Cost of sales (1)	502,897	468,232

Gross margin	1,016,387	802,991
Operating expenses:
Research and development (1)	253,205	237,178
Selling, marketing, general and administrative (1)	205,290	186,141
Special charge	—	16,483

	458,495	439,802

Operating income from continuing operations	557,892	363,189
Nonoperating (income) expense:
Interest expense	6,908	5,106
Interest income	(4,482)	(4,205)
Other, net	(110)	1

	2,316	902

Income from continuing operations before income taxes	555,576	362,287

Provision for income taxes	98,144	75,547

Income from continuing operations, net of tax	457,432	286,740

Gain on sale of discontinued operations, net of tax	6,500	859

Net income	$463,932	$287,599

Shares used to compute earnings per share — basic	299,570	296,718

Shares used to compute earnings per share — diluted	309,234	305,354

Basic earnings per share from continuing operations	$1.53	$0.97

Basic earnings per share	$1.55	$0.97

Diluted earnings per share from continuing operations	$1.48	$0.94

Diluted earnings per share	$1.50	$0.94

Dividends declared and paid per share	$0.44	$0.40

(1) Includes stock-based compensation expense as follows:

Cost of sales	$3,648	$3,531
Research and development	$11,379	$11,327
Selling, marketing, general and administrative	$10,469	$10,232
See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands)

	April 30, 2011	October 30, 2010

Assets

Cash and cash equivalents	$1,894,761	$1,070,000
Short-term investments	1,536,604	1,617,768
Accounts receivable, net	414,579	387,169
Inventory (1):
Raw materials	27,241	22,008
Work in process	170,257	171,390
Finished goods	96,282	84,080

	293,780	277,478
Deferred tax assets	78,882	74,710
Prepaid income tax	13,171	—
Prepaid expenses and other current assets	60,961	51,874

Total current assets	4,292,738	3,478,999

Property, plant and equipment, at cost:
Land and buildings	410,298	401,277
Machinery and equipment	1,588,365	1,578,493
Office equipment	53,191	56,449
Leasehold improvements	48,616	65,326

	2,100,470	2,101,545
Less accumulated depreciation and amortization	1,626,808	1,628,880

Net property, plant and equipment	473,662	472,665

Deferred compensation plan investments	25,914	8,690
Other investments	3,561	1,317
Goodwill	260,639	255,580
Intangible assets, net	644	1,343
Deferred tax assets	46,926	52,765
Other assets	56,315	57,472

Total other assets	393,999	377,167

	$5,160,399	$4,328,831

(1)	Includes $2,432 and $2,534 related to stock-based compensation at April 30, 2011 and October 30, 2010, respectively.
See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands, except share amounts)

	April 30, 2011	October 30, 2010

Liabilities and Shareholders’ Equity

Accounts payable	$121,451	$133,111
Deferred income on shipments to distributors, net	269,530	242,848
Income taxes payable	1,999	60,421
Current portion of long-term debt	14,500	—
Accrued liabilities	180,678	207,087

Total current liabilities	588,158	643,467

Long-term debt	892,432	400,635
Deferred income taxes	1,531	1,800
Deferred compensation plan liability	25,930	8,690
Other non-current liabilities	70,350	74,522

Total non-current liabilities	990,243	485,647

Commitments and contingencies

Shareholders’ Equity

Preferred stock, $1.00 par value, 471,934 shares authorized, none outstanding	—	—
Common stock, $0.16 2/3 par value, 1,200,000,000 shares authorized, 299,633,520 shares issued and outstanding (298,652,994 on October 30, 2010)	49,940	49,777
Capital in excess of par value	330,078	286,969
Retained earnings	3,228,689	2,896,566
Accumulated other comprehensive loss	(26,709)	(33,595)

Total shareholders’ equity	3,581,998	3,199,717

	$5,160,399	$4,328,831

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(thousands)

	Six Months Ended
	April 30, 2011	May 1, 2010
Cash flows from operating activities:

Net income	$463,932	$287,599
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	58,959	58,194
Amortization of intangibles	732	3,580
Stock-based compensation expense	25,496	25,090
Gain on sale of business	(6,500)	(859)
Excess tax benefit-stock options	(36,014)	(125)
Deferred income taxes	(11,639)	(8,478)
Non-cash portion of special charge	—	487
Other non-cash activity	700	349
Changes in operating assets and liabilities	(82,277)	126,256

Total adjustments	(50,543)	204,494

Net cash provided by operating activities	413,389	492,093

Cash flows from investing activities:
Purchases of short-term available-for-sale investments	(1,658,766)	(1,673,243)
Maturities of short-term available-for-sale investments	1,480,687	1,386,041
Sales of short-term available-for-sale investments	259,385	84,941
Proceeds related to sale of businesses	10,000	63,036
Additions to property, plant and equipment	(59,688)	(34,669)
(Increase) decrease in other assets	(7,519)	841

Net cash provided by (used for) investing activities	24,099	(173,053)

Cash flows from financing activities:
Proceeds from long-term debt	515,507	—
Term loan repayments	(3,625)	—
Dividend payments to shareholders	(131,809)	(118,426)
Repurchase of common stock	(181,157)	—
Net proceeds from employee stock plans	148,079	169,153
Increase in other financing activities	2,775	—
Excess tax benefit-stock options	36,014	125

Net cash provided by financing activities	385,784	50,852

Effect of exchange rate changes on cash	1,489	(1,249)

Net increase in cash and cash equivalents	824,761	368,643
Cash and cash equivalents at beginning of period	1,070,000	639,729

Cash and cash equivalents at end of period	$1,894,761	$1,008,372

See accompanying notes.

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2011
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
     In all regions of the world, the Company defers revenue and the related cost of sales on shipments to distributors until the distributors resell the products to their customers. Therefore, the Company’s revenue fully reflects end customer purchases and is not impacted by distributor inventory levels. Sales to distributors are made under agreements that allow distributors to receive price-adjustment credits, as discussed below, and to return qualifying products for credit, as determined by the Company, in order to reduce the amounts of slow-moving, discontinued or obsolete product from their inventory. These agreements limit such returns to a certain percentage of the value of the Company’s shipments to that distributor during the prior quarter. In addition, distributors are allowed to return unsold products if the Company terminates the relationship with the distributor.
     Distributors are granted price-adjustment credits related to many of their sales to their customers. Price-adjustment credits are granted when the distributor’s standard cost (i.e., the Company’s sales price to the distributor) does not provide the distributor with an appropriate margin on its sales to its customers. As distributors negotiate selling prices with their customers, the final sales price agreed to with the customer will be influenced by many factors, including the particular product being sold, the quantity ordered, the particular customer, the geographic location of the distributor and the competitive landscape. As a result, the distributor may request and receive a price-adjustment credit from the Company to allow the distributor to earn an appropriate margin on the transaction.
     Distributors are also granted price-adjustment credits in the event of a price decrease subsequent to the date the product was shipped and billed to the distributor. Generally, the Company will provide a credit equal to the difference between the price paid by the distributor (less any prior credits on such products) and the new price for the product multiplied by the quantity of such product in the distributor’s inventory at the time of the price decrease.
     Given the uncertainties associated with the levels of price-adjustment credits to be granted to distributors, the sales price to the distributor is not fixed or determinable until the distributor resells the products to their customers. Therefore, the Company defers revenue recognition from sales to distributors until the distributors have sold the products to their customers.
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
     The deferred costs of sales to distributors have historically had very little risk of impairment due to the margins the Company earns on sales of its products and the relatively long life-cycle of the Company’s products. Product returns from distributors that are ultimately scrapped have historically been immaterial. In addition, price protection and price-adjustment credits granted to distributors historically have not exceeded the margins the Company earns on sales of its products. The Company continuously monitors the level and nature of product returns and is in continuous contact with the distributors to ensure reserves are established for all known material issues.
     As of April 30, 2011 and October 30, 2010, the Company had gross deferred revenue of $357.1 million and $327.2 million, respectively, and gross deferred cost of sales of $87.6 million and $84.4 million, respectively. Deferred income on shipments to distributors increased by approximately $26.7 million in the first six months of fiscal 2011 primarily as a result of the Company’s shipments to its distributors in the first six months of fiscal 2011 exceeding the distributors’ sales to their customers during this same time period.
     Shipping costs are charged to cost of sales as incurred.
     The Company generally offers a 12-month warranty for its products. The Company’s warranty policy provides for replacement of the defective product. Specific accruals are recorded for known product warranty issues. Product warranty expenses during either of the three- and six-month periods ended April 30, 2011 and May 1, 2010 were not material.
Note 3 — Stock-Based Compensation
     Grant-Date Fair Value — The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of stock option awards. The grant-date fair value of restricted stock units represents the fair value of the Company’s common stock on the date of grant, reduced by the present value of dividends expected to be paid on the Company’s common stock prior to vesting. Information pertaining to the Company’s stock option awards and the related estimated weighted-average assumptions used to calculate the fair value of stock options granted during the three- and six-month periods ended April 30, 2011 and May 1, 2010 are as follows:

	Three Months Ended		Six Months Ended
Stock Options	April 30, 2011	May 1, 2010	April 30, 2011	May 1, 2010

Options granted (in thousands)	87	26	1,960	1,838
Weighted-average exercise price per share	$39.27	$29.73	$37.60	$31.53
Weighted-average grant-date fair value per share	$8.39	$6.62	$8.63	$7.78
Assumptions:
Weighted-average expected volatility	26.8%	29.1%	29.3%	31.4%
Weighted-average expected term (in years)	5.3	5.3	5.3	5.3
Weighted-average risk-free interest rate	2.2%	2.4%	2.1%	2.6%
Weighted-average expected dividend yield	2.2%	2.7%	2.3%	2.5%
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
     Stock-Based Compensation Expense
     The amount of stock-based compensation expense recognized during a period is based on the value of the awards that are ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock-based award. Based on an analysis of its historical forfeitures, the Company has applied an annual forfeiture rate of 4.3% to all unvested stock-based awards as of April 30, 2011. The rate of 4.3% represents the portion that is expected to be forfeited each year over the vesting period. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those options that vest.
     Stock-Based Compensation Activity
     A summary of the activity under the Company’s stock option plans as of April 30, 2011 and changes during the three- and six-month periods then ended is presented below:

			Weighted-
			Average
	Options	Weighted-	Remaining	Aggregate
	Outstanding	Average Exercise	Contractual	Intrinsic
Activity during the Three Months Ended April 30, 2011	(in thousands)	Price Per Share	Term in Years	Value

Options outstanding at January 29, 2011	38,874	$29.96
Options granted	87	$39.27
Options exercised	(1,723)	$26.82
Options forfeited	(200)	$27.68
Options expired	(15)	$39.92

Options outstanding at April 30, 2011	37,023	$30.13	4.8	$386,811

Options exercisable at April 30, 2011	20,447	$31.69	3.8	$186,302

Options vested or expected to vest at April 30, 2011 (1)	36,099	$30.17	4.7	$376,153

(1)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

	Options	Weighted-
	Outstanding	Average Exercise
Activity during the Six Months Ended April 30, 2011	(in thousands)	Price Per Share

Options outstanding at October 30, 2010	43,079	$29.87
Options granted	1,960	$37.60
Options exercised	(5,743)	$25.81
Options forfeited	(262)	$27.57
Options expired	(2,011)	$44.43

Options outstanding at April 30, 2011	37,023	$30.13

     During the three and six months ended April 30, 2011, the total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $23.0 million and $69.7 million, respectively, and the total amount of proceeds received by the Company from exercise of these options was $46.2 million and $148.2 million, respectively. Proceeds from stock option exercises pursuant to employee stock plans in the Company’s statement of cash flows during six months ended April 30, 2011 of $148.1 million are net of the value of shares surrendered by employees in certain limited circumstances to satisfy the exercise price of options, and to satisfy employee tax obligations upon vesting of restricted stock units and in connection with the exercise of stock options granted to the Company’s employees under the Company’s equity compensation plans. The withholding amount is based on the Company’s minimum statutory withholding requirement. The total grant-date fair value of stock options that vested during the three and six months ended April 30, 2011, was approximately $1.1 million and $26.4 million, respectively.
     During the three and six months ended May 1, 2010, the total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $2.5 million and $15.7 million, respectively, and the total amount of proceeds received from exercise of these options was $5.7 million and $193.3 million, respectively. Proceeds from stock option exercises pursuant to employee stock plans in the Company’s statement of cash flows during the six months ended May 1, 2010 of $169.2 million are net of the value of shares surrendered by employees in certain limited circumstances to satisfy the exercise price of options, and to satisfy employee tax obligations upon vesting of restricted stock units and in connection with the exercise of stock options granted to the Company’s employees under the Company’s equity compensation plans. The withholding amount is based on the Company’s minimum statutory withholding requirement. The total grant-date fair value of stock options that vested during the three and six months ended May 1, 2010 was approximately $0.6 million and $32.0 million, respectively.
     A summary of the Company’s restricted stock unit award activity as of April 30, 2011 and changes during the three- and six- month periods then ended is presented below:

	Restricted	Weighted-
	Stock Units	Average Grant
	Outstanding	Date Fair Value
Activity during the Three Months Ended April 30, 2011	(in thousands)	Per Share

Restricted stock units outstanding at January 29, 2011	2,099	$30.91
Units granted	20	$38.07
Restrictions lapsed	(12)	$21.48
Forfeited	(16)	$31.43

Restricted stock units outstanding at April 30, 2011	2,091	$31.03

	Restricted	Weighted-
	Stock Units	Average Grant
	Outstanding	Date Fair Value
Activity during the Six Months Ended April 30, 2011	(in thousands)	Per Share

Restricted stock units outstanding at October 30, 2010	1,265	$28.21
Units granted	870	$35.00
Restrictions lapsed	(23)	$25.61
Forfeited	(21)	$31.51

Restricted stock units outstanding at April 30, 2011	2,091	$31.03

     As of April 30, 2011, there was $115.3 million (before tax consideration) of total unrecognized compensation cost related to unvested share-based awards, including stock options, restricted stock and restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.5 years.

Note 4 — Comprehensive Income
     Components of comprehensive income include net income and certain transactions that have generally been reported in the consolidated statement of shareholders’ equity and consist of the following:

	Three Months Ended
	April 30, 2011	May 1, 2010

Net income	$241,826	$167,140

Foreign currency translation adjustments	6,180	1,549

Change in unrealized holding losses (net of taxes of $5 and $21, respectively) on securities classified as short-term investments	(38)	(158)

Change in unrealized holding gains (net of taxes of $23 and $63, respectively) on securities classified as other investments	43	117

Change in unrealized gains (losses) (net of taxes of $850 and $309, respectively) on derivative instruments designated as cash flow hedges	5,666	(1,761)

Pension plans
Prior service cost	—	—
Transition obligation	(3)	(1)
Net actuarial (loss) gain	(3,060)	339

Other comprehensive gain	8,788	85

Comprehensive income	$250,614	$167,225

	Six Months Ended
	April 30, 2011	May 1, 2010

Income from continuing operations, net of tax	$457,432	$286,740

Foreign currency translation adjustments	6,159	3,681

Change in unrealized holding gains (losses) (net of taxes of $18 and $16, respectively) on securities classified as short-term investments	124	(122)

Change in unrealized holding gains (net of taxes of $63 and $54, respectively) on securities classified as other investments	117	100

Change in unrealized gains (losses) (net of taxes of $449 and $1,365, respectively) on derivative instruments designated as cash flow hedges	2,643	(8,766)

Pension plans
Prior service cost	—	(1)
Transition (obligation) asset	(2)	1
Net actuarial (loss) gain	(2,155)	639

Other comprehensive gain (loss)	6,886	(4,468)

Comprehensive income from continuing operations	464,318	282,272

Gain on sale of discontinued operations, net of tax	6,500	859

Comprehensive income	$470,818	$283,131

The components of accumulated other comprehensive loss at April 30, 2011 and October 30, 2010 consisted of the following:

	April 30, 2011	October 30, 2010

Foreign currency translation adjustment	$4,768	$(1,391)
Unrealized gains on available-for-sale securities	934	822
Unrealized losses on available-for-sale securities	(62)	(191)
Unrealized gains on derivative instruments	8,776	6,133
Pension plans
Transition obligation	(131)	(129)
Net actuarial loss	(40,994)	(38,839)

Total accumulated other comprehensive loss	$(26,709)	$(33,595)

     The aggregate fair value of investments with unrealized losses as of April 30, 2011 and October 30, 2010 was $605.0 million and $731.0 million, respectively. These unrealized losses are primarily related to commercial paper that earns lower interest rates than current market rates. None of these investments have been in a loss position for more than twelve months.
     Unrealized gains and losses on available-for-sale securities classified as short-term investments at April 30, 2011 and October 30, 2010 are as follows:

	April 30, 2011	October 30, 2010
Unrealized gains on available-for-sale securities classified as short-term investments	$162	$165
Unrealized losses on available-for-sale securities classified as short-term investments	(72)	(217)

Net unrealized gains (losses) on securities classified as short-term investments	$90	$(52)

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

	Three Months Ended
	April 30, 2011	May 1, 2010
Basic:
Net income	$241,826	$167,140

Weighted-average shares outstanding	299,923	297,825

Earnings per share:	$0.81	$0.56

Diluted:
Net income	$241,826	$167,140

Weighted-average shares outstanding	299,923	297,825
Assumed exercise of common stock equivalents	9,696	8,011

Weighted-average common and common equivalent shares	309,619	305,836

Earnings per share:	$0.78	$0.55

Anti-dilutive common stock equivalents related to outstanding stock options	4,909	19,725

	Six Months Ended
	April 30, 2011	May 1, 2010
Income from continuing operations, net of tax	$457,432	$286,740
Gain on sale of discontinued operations, net of tax	6,500	859

Net income	$463,932	$287,599

Basic shares:
Weighted-average shares outstanding	299,570	296,718

Earnings per share-basic:
Income from continuing operations, net of tax	$1.53	$0.97
Gain on sale of discontinued operations, net of tax	0.02	0.00

Net income	$1.55	$0.97

Diluted shares:
Weighted-average shares outstanding	299,570	296,718
Assumed exercise of common stock equivalents	9,664	8,636

Weighted-average common and common equivalent shares	309,234	305,354

Earnings per share-diluted:
Income from continuing operations, net of tax	$1.48	$0.94
Gain on sale of discontinued operations, net of tax	0.02	0.00

Net income	$1.50	$0.94

Anti-dilutive common stock equivalents related to outstanding stock options	6,503	19,442
Note 6 — Special Charges
A summary of the Company’s special charges and accruals related to ongoing actions is as follows:

			Closure of
	Closure of Wafer		Wafer
	Fabrication	Reduction of	Fabrication
	Facility	Operating	Facility	Total Special
Income Statement	in Sunnyvale	Costs	in Cambridge	Charges
Fiscal 2008 Charges:
Workforce reductions	$—	$1,627	$—	$1,627

Total Fiscal 2008 Charges	$—	$1,627	$—	$1,627

Fiscal 2009 Charges:
Workforce reductions	—	26,583	7,446	34,029
Facility closure costs	—	2,411	57	2,468
Non-cash impairment charge	—	839	14,629	15,468
Other items	—	500	—	500

Total Fiscal 2009 Charges	$—	$30,333	$22,132	$52,465

Fiscal 2010 Charges:
Workforce reductions	—	10,908	—	10,908
Facility closure costs	375	—	4,689	5,064
Non-cash impairment charge	—	487	—	487
Other items	—	24	—	24

Total Fiscal 2010 Charges	$375	$11,419	$4,689	$16,483

		Closure of
		Wafer
	Reduction of	Fabrication
	Operating	Facility	Total Special
Balance Sheet	Costs	in Cambridge	Charges

Balance at October 30, 2010	$5,546	$1,963	$7,509

Severance payments	(1,300)	(457)	(1,757)
Facility closure costs	—	(560)	(560)
Effect of foreign currency on accrual	(10)	—	(10)

Balance at January 29, 2011	$4,236	$946	$5,182

Severance payments	(1,288)	(520)	(1,808)
Facility closure costs	—	(50)	(50)
Effect of foreign currency on accrual	21	—	21

Balance at April 30, 2011	$2,969	$376	$3,345

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

	Three Months Ended			Three Months Ended
	April 30, 2011			May 1, 2010
		% of			% of
	Revenue	Revenue	Y/Y%	Revenue	Revenue*
Industrial	$384,253	49%	21%	$316,371	47%
Automotive	106,250	13%	28%	83,101	12%
Consumer	110,514	14%	-10%	122,444	18%
Communications	176,301	22%	34%	131,356	20%
Computer	13,462	2%	-10%	14,968	2%

Total revenue	$790,780	100%	18%	$668,240	100%

*	The sum of the individual percentages does not equal the total due to rounding.

	Six Months Ended			Six Months Ended
	April 30, 2011			May 1, 2010
		% of			% of
	Revenue	Revenue*	Y/Y%	Revenue	Revenue
Industrial	$720,664	47%	25%	$578,756	46%
Automotive	200,857	13%	29%	155,699	12%
Consumer	229,765	15%	-6%	243,390	19%
Communications	341,085	22%	29%	264,793	21%
Computer	26,913	2%	-6%	28,585	2%

Total revenue	$1,519,284	100%	20%	$1,271,223	100%

*	The sum of the individual percentages does not equal the total due to rounding.

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

	Three Months Ended			Three Months Ended
	April 30, 2011			May 1, 2010
		% of			% of
	Revenue	Revenue	Y/Y%	Revenue	Revenue
Converters	$350,180	44%	14%	$307,772	46%
Amplifiers / Radio frequency	213,168	27%	25%	170,138	25%
Other analog	111,030	14%	30%	85,690	13%

Subtotal analog signal processing	674,378	85%	20%	563,600	84%
Power management & reference	56,109	7%	21%	46,486	7%

Total analog products	$730,487	92%	20%	$610,086	91%

Digital signal processing	60,293	8%	4%	58,154	9%

Total revenue	$790,780	100%	18%	$668,240	100%

	Six Months Ended			Six Months Ended
	April 30, 2011			May 1, 2010
		% of			% of
	Revenue	Revenue	Y/Y%	Revenue	Revenue*
Converters	$682,947	45%	14%	$600,719	47%
Amplifiers / Radio frequency	408,183	27%	29%	317,541	25%
Other analog	202,434	13%	29%	156,599	12%

Subtotal analog signal processing	1,293,564	85%	20%	1,074,859	85%
Power management & reference	109,462	7%	28%	85,683	7%

Total analog products	$1,403,026	92%	21%	$1,160,542	91%

Digital signal processing	116,258	8%	5%	110,681	9%

Total revenue	$1,519,284	100%	20%	$1,271,223	100%

*	The sum of the individual percentages does not equal the total due to rounding.
Revenue Trends by Geographic Region
     Revenue by geographic region, based upon customer location, for the three- and six-month periods ended April 30, 2011 and May 1, 2010 was as follows:

	Three Months Ended		Six Months Ended
Region	April 30, 2011	May 1, 2010	April 30, 2011	May 1, 2010
United States	$146,199	$128,360	$276,596	$245,323
Rest of North and South America	43,839	37,984	85,732	67,863
Europe	231,331	175,930	422,620	317,996
Japan	92,780	105,871	196,947	216,221
China	154,571	109,001	302,692	215,523
Rest of Asia	122,060	111,094	234,697	208,297

Total revenue	$790,780	$668,240	$1,519,284	$1,271,223

     In the three- and six-month periods ended April 30, 2011 and May 1, 2010, the predominant countries comprising “Rest of North and South America” are Canada and Mexico; the predominant countries comprising “Europe” are Germany, Sweden, France and the United Kingdom; and the predominant countries comprising “Rest of Asia” are Taiwan and South Korea.
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
     Level 3 — Level 3 inputs are unobservable inputs for the asset or liability in which there is little, if any, market activity for the asset or liability at the measurement date. As of April 30, 2011 and October 30, 2010 the Company held no assets or liabilities valued using Level 3 inputs.
     The table below sets forth by level the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of April 30, 2011 and October 30, 2010. The table excludes cash on hand and assets and liabilities that are measured at historical cost or any basis other than fair value.

	April 30, 2011			October 30, 2010
	Fair Value measurement at			Fair Value measurement at
	Reporting Date using:			Reporting Date using:
	Quoted			Quoted
	Prices in			Prices in
	Active			Active
	Markets	Significant		Markets	Significant
	for	Other		for	Other
	Identical	Observable		Identical	Observable
	Assets	Inputs		Assets	Inputs
	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)	Total
Assets
Cash equivalents:
Available-for-sale:
Institutional money market funds	$1,419,715	$—	$1,419,715	$921,034	$—	$921,034
Corporate obligations	—	426,255	426,255	—	99,959	99,959
Short-term investments:
Available-for-sale:
Securities with one year or less to maturity:
Corporate obligations (1)	—	1,503,974	1,503,974	—	1,520,220	1,520,220
Floating rate notes, issued at par	—	—	—	—	50,000	50,000
Securities with greater than one year to maturity:
Floating rate notes (1)	—	17,629	17,629	—	17,548	17,548
Other assets:
Forward foreign currency exchange contracts (2)	—	12,376	12,376	—	7,256	7,256
Deferred compensation investments	25,914	—	25,914	8,690	—	8,690
Other investments	1,495	—	1,495	1,317	—	1,317
Interest rate swap agreements	—	18,310	18,310	—	26,801	26,801

Total assets measured at fair value	$1,447,124	$1,978,544	$3,425,668	$931,041	$1,721,784	$2,652,825

Liabilities
Long-term debt
$375 million aggregate principle 5.0% debt (3)	$—	$392,302	$392,302	$—	$400,635	$400,635

Total liabilities measured at fair value	$—	$392,302	$392,302	$—	$400,635	$400,635

(1)	The amortized cost of the Company’s investments classified as available-for-sale as of April 30, 2011 and October 30, 2010 was $1,523.0 million and $1,639.1 million, respectively.

(2)	The Company has a master netting arrangement by counterparty with respect to derivative contracts. As of April 30, 2011 and October 30, 2010, contracts in a liability position of $0.7 million and $0.8 million, respectively were netted against contracts in an asset position in the condensed consolidated balance sheets.

(3)	Equal to the accreted notional value of the debt plus the mark-to-market of the interest rate component of the long-term debt to fair value. The fair value of the long-term debt as of April 30, 2011 and October 30, 2010 was $412.2 million and $416.3 million, respectively.
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
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
     The Company accounts for its equity investments in privately held companies under the cost method. These investments are subject to periodic impairment review and measured and recorded at fair value when they are deemed to be other-than-temporarily impaired. The aggregate carrying value of the Company’s investments in privately held companies was approximately $2.1 million and was classified in other investments on the Company’s Condensed Consolidated Balance Sheets as of April 30, 2011. The Company did not have any investments in privately held companies as of October 30, 2010.
     On April 4, 2011, the Company issued $375 million aggregate principal amount of 3.0% senior unsecured notes due April 15, 2016 (the 3.0% Notes) with semi-annual fixed interest payments due on April 15 and October 15 of each year, commencing October 15, 2011. The fair value of the 3.0% Notes as of April 30, 2011 was $379.4 million.
Note 9 — Derivatives
     Foreign Exchange Exposure Management — The Company enters into forward foreign currency exchange contracts to offset certain operational and balance sheet exposures from the impact of changes in foreign currency exchange rates. Such exposures result from the portion of the Company’s operations, assets and liabilities that are denominated in currencies other than the U.S. dollar, primarily the Euro; other exposures include the Philippine Peso and the British Pound. These foreign currency exchange contracts are entered into to support transactions made in the normal course of business, and accordingly, are not speculative in nature. The contracts are for periods consistent with the terms of the underlying transactions, generally one year or less. Hedges related to anticipated transactions are designated and documented at the inception of the respective hedges as cash flow hedges and are evaluated for effectiveness monthly. Derivative instruments are employed to eliminate or minimize certain foreign currency exposures that can be confidently identified and quantified. As the terms of the contract and the underlying transaction are matched at inception, forward contract effectiveness is calculated by comparing the change in fair value of the contract to the change in the forward value of the anticipated transaction, with the effective portion of the gain or loss on the derivative instrument reported as a component of accumulated other comprehensive (loss) income (OCI) in shareholders’ equity and reclassified into earnings in the same period during which the hedged transaction affects earnings. Any residual change in fair value of the instruments, or ineffectiveness, is recognized immediately in other (income) expense. Additionally, the Company enters into forward foreign currency contracts that economically hedge the gains and losses generated by the re-measurement of certain recorded assets and liabilities in a non-functional currency. Changes in the fair value of these undesignated hedges are recognized in other (income) expense immediately as an offset to the changes in the fair value of the asset or liability being hedged. As of April 30, 2011 and October 30, 2010, the total notional amount of these undesignated hedges was $36.2 million and $42.1 million, respectively. The fair value of these hedging instruments in the Company’s condensed consolidated balance sheets as of April 30, 2011 was $0.5 million. As of October 30, 2010, the amount was immaterial.
     Interest Rate Exposure Management — On June 30, 2009, the Company entered into interest rate swap transactions related to its outstanding 5.0% senior unsecured notes where the Company swapped the notional amount of its $375 million of fixed rate debt at 5.0% into floating interest rate debt through July 1, 2014. Under the terms of the swaps, the Company will (i) receive on the $375 million notional amount a 5.0% annual interest payment that is paid in two installments on the 1st of every January and July, commencing January 1, 2010 through and ending on the maturity date; and (ii) pay on the $375 million notional amount an annual three month LIBOR plus 2.05% (2.35% as of April 30, 2011) interest payment, payable in four installments on the 1st of every January, April, July and October, commencing on October 1, 2009 and ending on the maturity date. The LIBOR-based rate is set quarterly three months prior to the date of the interest payment. The Company designated these swaps as fair value hedges. The fair value of the swaps at inception was zero and subsequent changes in the fair value of the interest rate swaps were reflected in the carrying value of the interest rate swaps on the balance sheet. The carrying value of the debt on the balance sheet was adjusted by an equal and offsetting amount. The gain or loss on the hedged item (that is, the fixed-rate borrowings) attributable to the hedged benchmark interest rate risk and the offsetting gain or loss on the related interest rate swaps for the six-month periods ended April 30, 2011 and May 1, 2010 are as follows:

	April 30, 2011			May 1, 2010
Income Statement Classification	Loss on Swaps	Gain on Note	Net Income Effect	Gain on Swaps	Loss on Note	Net Income Effect
Other income	$(8,491)	$8,491	$—	$9,630	$(9,630)	$—
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
     The total notional amount of derivative instruments designated as hedging instruments as of April 30, 2011 and October 30, 2010 was as follows: $375 million of interest rate swap agreements accounted for as fair value hedges, and $146.0 million and $140.0 million, respectively, of cash flow hedges denominated in Euros, British Pounds and Philippine Pesos. The fair value of these hedging instruments in the Company’s condensed consolidated balance sheets as of April 30, 2011 and October 30, 2010 was as follows:

		Fair Value at	Fair Value at
	Balance Sheet Location	April 30, 2011	October 30, 2010
Interest rate swap agreements	Other assets	$18,310	$26,801
Forward foreign currency exchange contracts	Prepaid expenses and other current assets	$11,925	$7,542

     The effect of derivative instruments designated as cash flow hedges on the condensed consolidated statements of income for the three- and six-month periods ended April 30, 2011 and May 1, 2010 are as follows:

	Three Months Ended
	April 30, 2011	May 1, 2010
Gain (loss) recognized in OCI on derivatives (net of tax of $1,390 in 2011 and $462 in 2010)	$9,266	$(2,634)
(Gain) loss reclassified from OCI into income (net of tax of $540 in 2011 and $153 in 2010)	$(3,600)	$873

	Six Months Ended
	April 30, 2011	May 1, 2010
Gain (loss) recognized in OCI on derivatives (net of tax of $1,044 in 2011 and $1,157 in 2010)	$6,655	$(7,242)
Gain reclassified from OCI into income (net of tax of $595 in 2011 and $208 in 2010)	$(4,012)	$(1,524)
     The amounts reclassified into earnings before tax are recognized in cost of sales and operating expenses for the three- and six-month periods ended April 30, 2011 and May 1, 2010 are as follows:

	Three Months Ended
	April 30, 2011	May 1, 2010
Cost of sales	$1,815	$114
Research and development	$1,167	$483
Selling, marketing, general and administrative	$1,158	$429

	Six Months Ended
	April 30, 2011	May 1, 2010
Cost of sales	$2,249	$1,279
Research and development	$1,196	$227
Selling, marketing, general and administrative	$1,162	$226
     All derivative gains and losses included in OCI will be reclassified into earnings within the next 12 months. There was no ineffectiveness in the three- and six-month periods ended April 30, 2011 or May 1, 2010.
Note 10 — Goodwill and Intangible Assets
Goodwill
The Company annually evaluates goodwill for impairment as well as whenever events or changes in circumstances suggest that the carrying value of goodwill may not be recoverable. The Company tests goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis on the first day of the fourth quarter (on or about August 1) or more frequently if indicators of impairment exist. For our latest annual impairment assessment which occurred on August 1, 2010, the Company identified its reporting units to be its five operating segments, which meet the aggregation criteria for one reportable segment. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company determines the fair value of its reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. No impairment of goodwill resulted in any of the fiscal years presented. The Company’s next annual impairment assessment will be made on the first day of the fourth quarter of fiscal 2011 unless indicators arise that would require the Company to reevaluate at an earlier date. The following table presents the changes in goodwill during the first six months of fiscal 2011:

Six Months Ended
April 30, 2011
Balance at beginning of period	$255,580
Foreign currency translation adjustment	5,059

Balance at end of period	$260,639

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
     Intangible assets, which will continue to be amortized, consisted of the following:

	April 30, 2011		October 30, 2010
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Technology-based	$6,699	$6,284	$7,166	$6,323
Customer relationships	3,055	2,826	2,858	2,358

Total	$9,754	$9,110	$10,024	$8,681

     Intangible assets are amortized on a straight-line basis over their estimated useful lives or on an accelerated method of amortization that is expected to reflect the estimated pattern of economic use. The remaining amortization expense will be recognized over a weighted-average period of approximately 0.4 years.
     Amortization expense was $0.3 million and $1.8 million for the three-month periods ended April 30, 2011 and May 1, 2010, respectively and $0.7 million and $3.6 million for the six-month periods ended April 30, 2011 and May 1, 2010, respectively.
     The Company expects amortization expense for these intangible assets to be:

Amortization
Fiscal Year	Expense
Remainder of 2011	$644
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

     Net periodic pension cost of non-U.S. plans is presented in the following table:

	Three Months Ended
	April 30, 2011	May 1, 2010

Service cost	$2,308	$1,478
Interest cost	2,875	2,401
Expected return on plan assets	(2,760)	(2,772)
Amortization of initial net obligation (asset)	4	(7)
Amortization of net loss (gain)	411	(25)

Net periodic pension cost	$2,838	$1,075

	Six Months Ended
	April 30, 2011	May 1, 2010

Service cost	$4,532	$2,985
Interest cost	5,628	4,865
Expected return on plan assets	(5,405)	(5,621)
Amortization of initial net obligation (asset)	8	(14)
Amortization of net loss (gain)	804	(49)

Net periodic pension cost	$5,567	$2,166

     Pension contributions of $2.7 million and $5.2 million were made by the Company during the three and six months ended April 30, 2011, respectively. The Company presently anticipates contributing an additional $4.8 million to fund its defined benefit pension plans in fiscal year 2011 for a total of $10.0 million.
Note 12 — Revolving Credit Facility
     As of April 30, 2011, the Company had $3,431.4 million of cash and cash equivalents and short-term investments, of which $1,246.5 million was held in the United States. The balance of the Company’s cash and cash equivalents and short-term investments was held outside the United States in various foreign subsidiaries. As the Company intends to reinvest certain of its foreign earnings indefinitely, this cash is not available to meet certain of the Company’s cash requirements in the United States, including for cash dividends and common stock repurchases. The Company entered into a five-year, $165 million unsecured revolving credit facility with certain institutional lenders in May 2008. To date, the Company has not borrowed under this credit facility but the Company may borrow in the future and use the proceeds for support of commercial paper issuance, stock repurchases, dividend payments, acquisitions, capital expenditures, working capital and other lawful corporate purposes. Any advances under this credit agreement will accrue interest at rates that are equal to LIBOR plus a margin that is based on the Company’s leverage ratio. The terms of this facility also include financial covenants that require the Company to maintain a minimum interest coverage ratio and not exceed a maximum leverage ratio. As of April 30, 2011, the Company was compliant with these covenants. The terms of the facility also impose restrictions on the Company’s ability to undertake certain transactions, to create certain liens on assets and to incur certain subsidiary indebtedness.
Note 13 — Debt
     On June 30, 2009, the Company issued $375 million aggregate principal amount of 5.0% senior unsecured notes due July 1, 2014 (the 5.0% Notes) with semi-annual fixed interest payments on January 1 and July 1 of each year, commencing January 1, 2010. The sale of the 5.0% Notes was made pursuant to the terms of an underwriting agreement dated June 25, 2009 between the Company and Credit Suisse Securities (USA) LLC, as representative of the several underwriters named therein. The net proceeds of the offering were $370.4 million, after issuing at a discount and deducting expenses, underwriting discounts and commissions, which will be amortized over the term of the 5.0% Notes. The indenture governing the 5.0% Notes contains covenants that may limit the Company’s ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of its assets to, any other party. As of April 30, 2011, the Company was compliant with these covenants.

     On June 30, 2009, the Company entered into interest rate swap transactions where the Company swapped the notional amount of its $375 million of fixed rate debt at 5.0% into floating interest rate debt through July 1, 2014. Under the terms of the swaps, the Company will (i) receive on the $375 million notional amount a 5.0% annual interest payment that is paid in two installments on the 1st business day of every January and July, commencing January 1, 2010 through and ending on the maturity date; and (ii) pay on the $375 million notional amount an annual three month LIBOR plus 2.05% (2.35% as of April 30, 2011) interest payment, payable in four installments on the 1st business day of every January, April, July and October, commencing on October 1, 2009 and ending on the maturity date. The LIBOR- based rate is set quarterly three months prior to the date of the interest payment. The Company designated these swaps as fair value hedges. The changes in the fair value of the interest rate swaps were reflected in the carrying value of the interest rate swaps in other assets on the balance sheet. The carrying value of the debt on the balance sheet was adjusted by an equal and offsetting amount.
     On December 22, 2010, Analog Devices Holdings B.V. a wholly owned subsidiary of the Company, entered into a credit agreement with Bank of America, N.A., London Branch as administrative agent. The borrower’s obligations are guaranteed by the Company. The credit agreement provides for a term loan facility of $145 million, which matures on December 22, 2013. The terms of the agreement provide for a three year principle amortization schedule with $3.6 million payable quarterly every March, June, September and December with the balance payable upon the maturity date. The loan will bear interest at a fluctuating rate for each period equal to the annual LIBOR rate applicable to that interest period plus 1.25% (1.56% as of April 30, 2011). The terms of this facility include limitations on subsidiary indebtedness and on liens against the assets of the Company and its subsidiaries, and also include financial covenants that require the Company to maintain a minimum interest coverage ratio and not exceed a maximum leverage ratio. As of April 30, 2011, the Company was compliant with these covenants. As of April 30, 2011, $14.5 million of this debt was classified as short-term.
     On April 4, 2011, the Company issued $375 million aggregate principal amount of 3.0% senior unsecured notes due April 15, 2016 (the 3.0% Notes) with semi-annual fixed interest payments due on April 15 and October 15 of each year, commencing October 15, 2011. The sale of the 3.0% Notes was made pursuant to the terms of an underwriting agreement dated March 30, 2011 between the Company and Credit Suisse Securities (USA) LLC and Merrill Lynch, Pierce, Fenner and Smith Incorporated, as representative of the several underwriters named therein. The net proceeds of the offering were $370.5 million, after issuing at a discount and deducting expenses, underwriting discounts and commissions, which will be amortized over the term of the 3.0% Notes. The indenture governing the 3.0% Notes contains covenants that may limit the Company’s ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of its assets to, any other party. As of April 30, 2011, the Company was compliant with these covenants.
Note 14 — Common Stock Repurchase
     The Company’s common stock repurchase program has been in place since August 2004. In the aggregate, the Board of Directors has authorized the Company to repurchase $5 billion of the Company’s common stock under the program. Under the program, the Company may repurchase outstanding shares of its common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of the Company’s Board of Directors, the repurchase program will expire when the Company has repurchased all shares authorized under the program. As of April 30, 2011, the Company had repurchased a total of approximately 120.8 million shares of its common stock for approximately $4,129.4 million under this program. An additional $870.6 million remains available for repurchase of shares under the current authorized program. The repurchased shares are held as authorized but unissued shares of common stock. Any future common stock repurchases will be dependent upon several factors, including the amount of cash available to the Company in the United States and the Company’s financial performance, outlook and liquidity. The Company also from time to time repurchases shares in settlement of employee tax withholding obligations due upon the vesting of restricted stock units, or in certain limited circumstances to satisfy the exercise price of options granted to the Company’s employees under the Company’s equity compensation plans.
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

	Six Months Ended
	April 30, 2011	May 1, 2010
Gain on sale of discontinued operations before income taxes	$10,000	$1,316
Provision for income taxes	3,500	457

Gain on sale of discontinued operations, net of tax	$6,500	$859

Note 16 — Income Taxes
     The Company has provided for potential tax liabilities due in the various jurisdictions in which the Company operates. Judgment is required in determining the worldwide income tax expense provision. In the ordinary course of global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of cost reimbursement arrangements among related entities. Although the Company believes its estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in the historical income tax provisions and accruals. Such differences could have a material impact on the Company’s income tax provision and operating results in the period in which such determination is made.
     Fiscal Years 2004 and 2005 IRS Examination
     During the fourth quarter of fiscal 2007, the Internal Revenue Service (IRS) completed its field examination of the Company’s fiscal years 2004 and 2005. On January 2, 2008, the IRS issued its report for fiscal 2004 and 2005, which included four proposed adjustments related to these two fiscal years that the Company protested to the Appellate Division. Two of the unresolved matters were one-time issues that pertain to Section 965 of the Internal Revenue Code related to the beneficial tax treatment of dividends paid from foreign owned companies under The American Jobs Creation Act. The other matters pertain to the computation of the research and development (R&D) tax credit and certain profits earned from manufacturing activities carried on outside the United States. The Company recorded a tax liability for a portion of the proposed R&D tax credit adjustment. These four items had an additional potential tax liability of $46 million. The Company had concluded, based on discussions with its tax advisors, that these items were not likely to result in any additional tax liability. Therefore, the Company had not recorded any additional tax liability for these items.

     During the second quarter of fiscal 2011, the Company reached settlement with the Appellate Division on three of the four items under protest. The remaining unresolved matter is a one-time issue pertaining to Section 965 of the Internal Revenue Code related to the beneficial tax treatment of dividends from foreign owned companies under The American Jobs Creation Act. The Company will submit a petition to Tax Court for this open matter. The potential liability for this adjustment is $36.5 million. The Company has concluded, based on discussions with its tax advisors, that this item is not likely to result in any additional tax liability. Therefore, the Company has not recorded any additional tax liability for this issue.
     Fiscal Years 2006 and 2007 IRS Examination
     During the third quarter of fiscal 2009, the IRS completed its field examination of the Company’s fiscal years 2006 and 2007. The IRS and the Company agreed on the treatment of a number of issues that have been included in an Issue Resolutions Agreement related to the 2006 and 2007 tax returns. However, no agreement was reached on the tax treatment of a number of issues for the fiscal 2006 and fiscal 2007 tax years, including the same R&D credit and foreign manufacturing issues mentioned above related to fiscal 2004 and 2005, the pricing of intercompany sales (transfer pricing) and the deductibility of certain stock option compensation expenses. The Company recorded taxes related to a portion of the proposed R&D tax credit adjustment. These four items had an additional potential total tax liability of $195 million. The Company concluded, based on discussions with its tax advisors, that these items were not likely to result in any additional tax liability. Therefore, the Company had not recorded any additional tax liability for these items and appealed these proposed adjustments through the normal processes for the resolution of differences between the IRS and taxpayers.
     During the second quarter of fiscal 2011, the Company reached an agreement with the Appellate Division on three of the four protested items, two of which were the same issues settled relating to the 2004 and 2005 tax years. Transfer pricing remains as the only item under protest with the Appellate Division. The potential U.S. tax liability for this matter is $157.5 million. This matter could impact taxes payable for subsequent years. The Company has concluded, based on discussions with its tax advisors, that this item is not likely to result in any additional tax liability. Therefore, the Company has not recorded any additional tax liability for this issue.
     As a result of settling certain tax issues for fiscal 2004 through fiscal 2007 tax years at the Appellate Division of the IRS the Company recorded a net $10.8 million tax benefit in the second quarter of fiscal 2011.
     Fiscal Years 2008 and 2009 IRS Examination
     The IRS has not started their examination of the Company’s fiscal year 2008 or fiscal year 2009.
     Uncertain tax positions
     The following table summarizes the changes in the total amounts of uncertain tax positions for the six months ended April 30, 2011.

Balance, October 30, 2010	$18,447

Additions based on tax positions related to the prior year	9,265
Reductions for tax positions related to prior years	(17,677)
Settlements with taxing authorities	(370)

Balance, April 30, 2011	$9,665

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
Note 17 — New Accounting Pronouncements
Multiple-Deliverable Revenue Arrangements
     In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2009-13 — Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (formerly EITF Issue No. 08-1) (ASU No, 2009-13). This standard modifies the revenue recognition guidance for arrangements that involve the delivery of multiple elements, such as product, software, services or support, to a customer at different times as part of a single revenue generating transaction. This standard provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. The standard also expands the disclosure requirements for multiple-deliverable revenue arrangements. ASU No. 2009-13 is effective for fiscal years that begin on or after June 15, 2010, which is the Company’s fiscal year 2011. The adoption of ASU 2009-13 in the first quarter of fiscal 2011 did not have a material impact on the Company’s financial condition and results of operations.
Business Combinations
     In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (ASC Topic 805) — Disclosure of Supplementary Pro Forma Information for Business Combinations (ASU No. 2010-29). ASU No. 2010-29 requires a public entity to disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the prior year. It also requires a description of the nature and amount of material, nonrecurring adjustments directly attributable to the business combination included in the reported revenue and earnings. The new disclosure will be effective for the Company’s first quarter of fiscal year 2012. The adoption of ASU No. 2010-29 will require additional disclosure in the event of a business combination but will not have a material impact on the Company’s financial condition and results of operations.
Intangibles — Goodwill and Other
     In December 2010, the FASB issued ASU No. 2010-28, Intangibles- Goodwill and Other (ASC Topic 350) (ASU No. 2010-28). ASU 210-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. ASU 2010-28 is effective for fiscal years that begin after December 15, 2010, which is the Company’s fiscal year 2012. The company is currently evaluating the impact, if any, that ASU No. 2010-28 may have on the Company’s financial condition and results of operations.

Note 18 — Subsequent Event
     On May 16, 2011, the Company’s Board of Directors declared a cash dividend of $0.25 per outstanding share of common stock. The dividend will be paid on June 15, 2011 to all shareholders of record at the close of business on May 27, 2011.

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
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations, including in particular the section entitled “Outlook,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections regarding our future financial performance, particularly in light of the uncertainty remaining after the recent global credit and financial market crisis; the impact of the recent earthquake and tsunami in Japan; our anticipated growth and trends in our businesses, our future capital needs and capital expenditures; our future market position and expected competitive changes in the marketplace for our products; our ability to innovate new products and technologies; the timing or the effectiveness of our efforts to refocus our operations and reduce our cost structure and the expected amounts of any cost savings related to those efforts; our ability to access credit or capital markets; our ability to pay dividends or repurchase stock; our ability to service our outstanding debt; our expected tax rate; the future actions of our third-party suppliers; the expected outcomes of intellectual property and litigation matters; potential acquisitions or divestitures; the expected activities of our key personnel; the effect of new accounting pronouncements and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified in Part II, Item 1A. Risk Factors and elsewhere in this Quarterly Report on Form 10-Q. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements except to the extent required by law.
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
Results of Operations
(all tabular amounts in thousands except per share amounts and percentages)
Overview

	Three Months Ended		Six Months Ended
	April 30, 2011	May 1, 2010	April 30, 2011	May 1, 2010
Revenue	$790,780	$668,240	$1,519,284	$1,271,223
Gross margin %	67.6%	65.0%	66.9%	63.2%
Income from continuing operations, net of tax	$241,826	$167,140	$457,432	$286,740
Income from continuing operations, net of tax, as a % of revenue	30.6%	25.0%	30.1%	22.6%
Diluted EPS from continuing operations	$0.78	$0.55	$1.48	$0.94
Diluted EPS	$0.78	$0.55	$1.50	$0.94

The year-to-year revenue changes by end market and product category are more fully outlined below under Revenue Trends by End Market and Revenue Trends by Product Type.
     In the second quarter of fiscal 2011, our revenue increased 18% from the second quarter of fiscal 2010 and our diluted earnings per share from continuing operations increased from $0.55 to $0.78. Cash flow from operations in the first six months of fiscal 2011 was $413.4 million, or 27% of revenue. We received proceeds of $515.5 million during the first six months of fiscal 2011 relating to the issuance of $375 million aggregate principal amount of 3.0% senior unsecured notes and a $145 million term loan facility we entered into through a wholly owned subsidiary. In addition we received $148.1 million in net proceeds related to employee stock option exercises. In the first six months of fiscal 2011 we repurchased a total of approximately 4.8 million shares of our common stock for an aggregate of $181.2 million, distributed $131.8 million to our shareholders in dividend payments and paid $59.7 million for capital expenditures. These factors contributed to the net increase in cash and cash equivalents of $824.8 million in the first six months of fiscal 2011.
     The year-to-year increase in revenue and profitability for the three and six months ended April 30, 2011 was primarily the result of the continued resurgence of economic activity and improving global macro-economic conditions following the general economic downturn resulting from the global credit and financial crisis. The strategy we employed over the past two years to focus on products and markets that value innovation and to make fundamental improvements to our cost structure aided in our growth and profitability. Improving macro-trends in the industrial, communications, automotive and healthcare markets also helped, and we believe will continue to help, to generate strong growth opportunities for us in the future. However, these trends remain uncertain and we cannot predict the sustainability of the current economic conditions or how changes in the markets we operate in may affect us in the future. Based on discussions with our customers and supply chain and foundry partners, we do not currently expect a material adverse effect to our results of operations as a result of the Japan earthquake and tsunami that occurred in March 2011. However, we are continuing to monitor the impact of the crisis on our customers and supply chain and there can be no assurance that, once the full impact of the disaster has been absorbed, our results of operations will not be materially affected by the events in Japan. Consequently, our reported results for the second quarter of fiscal 2011 may not be indicative of our future results.
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

	Three Months Ended			Three Months Ended
	April 30, 2011			May 1, 2010
		% of			% of
	Revenue	Revenue	Y/Y%	Revenue	Revenue*
Industrial	$384,253	49%	21%	$316,371	47%
Automotive	106,250	13%	28%	83,101	12%
Consumer	110,514	14%	-10%	122,444	18%
Communications	176,301	22%	34%	131,356	20%
Computer	13,462	2%	-10%	14,968	2%

Total revenue	$790,780	100%	18%	$668,240	100%

*	The sum of the individual percentages does not equal the total due to rounding.

	Six Months Ended			Six Months Ended
	April 30, 2011			May 1, 2010
		% of			% of
	Revenue	Revenue*	Y/Y%	Revenue	Revenue
Industrial	$720,664	47%	25%	$578,756	46%
Automotive	200,857	13%	29%	155,699	12%
Consumer	229,765	15%	-6%	243,390	19%
Communications	341,085	22%	29%	264,793	21%
Computer	26,913	2%	-6%	28,585	2%

Total revenue	$1,519,284	100%	20%	$1,271,223	100%

*	The sum of the individual percentages does not equal the total due to rounding.
     Industrial — The year-to-year increase in revenue in the three- and six-month periods ended April 30, 2011 in industrial end market revenue was primarily the result of a broad-based increase in demand in this end market, which was most significant for products sold into the instrumentation and industrial automation sectors and to a lesser extent, products sold into the energy and healthcare sectors.
     Automotive — The year-to-year increase in revenue in the three- and six-month periods ended April 30, 2011 in automotive end market revenue was primarily the result of a general increase in the electronic content found in vehicles and to a lesser extent inventory replenishment by our customers.
     Consumer — The year-to-year decrease in revenue in the three- and six- month periods ended April 30, 2011 in consumer end market revenue was primarily the result of a decrease in demand for products in the digital camera and home entertainment sector as a result of the earthquake and tsunami that occurred in Japan in March 2011, partially offset by an increase in demand for products used in other consumer applications in this end market.
     Communications — The year-to-year increase in revenue in the three- and six-month periods ended April 30, 2011 in communications end market revenue was primarily the result of a broad-based increase in demand in this end market, which was most significant for the base station end market sector.
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

	Three Months Ended			Three Months Ended
	April 30, 2011			May 1, 2010
		% of			% of
	Revenue	Revenue	Y/Y%	Revenue	Revenue
Converters	$350,180	44%	14%	$307,772	46%
Amplifiers / Radio frequency	213,168	27%	25%	170,138	25%
Other analog	111,030	14%	30%	85,690	13%

Subtotal analog signal processing	674,378	85%	20%	563,600	84%
Power management & reference	56,109	7%	21%	46,486	7%

Total analog products	$730,487	92%	20%	$610,086	91%

Digital signal processing	60,293	8%	4%	58,154	9%

Total revenue	$790,780	100%	18%	$668,240	100%

	Six Months Ended			Six Months Ended
	April 30, 2011			May 1, 2010
		% of			% of
	Revenue	Revenue	Y/Y%	Revenue	Revenue*
Converters	$682,947	45%	14%	$600,719	47%
Amplifiers / Radio frequency	408,183	27%	29%	317,541	25%
Other analog	202,434	13%	29%	156,599	12%

Subtotal analog signal processing	1,293,564	85%	20%	1,074,859	85%
Power management & reference	109,462	7%	28%	85,683	7%

Total analog products	$1,403,026	92%	21%	$1,160,542	91%

Digital signal processing	116,258	8%	5%	110,681	9%

Total revenue	$1,519,284	100%	20%	$1,271,223	100%

*	The sum of the individual percentages does not equal the total due to rounding.
     The year-to-year increase in total revenue in the three- and six-month periods ended April 30, 2011 was primarily the result of a broad-based increase in sales across all product categories.
Revenue Trends by Geographic Region
     Revenue by geographic region, based upon customer location, for the three- and six-month periods ended April 30, 2011 and May 1, 2010 was as follows:

	Three Months Ended		Six Months Ended
Region	April 30, 2011	May 1, 2010	April 30, 2011	May 1, 2010
United States	$146,199	$128,360	$276,596	$245,323
Rest of North and South America	43,839	37,984	85,732	67,863
Europe	231,331	175,930	422,620	317,996
Japan	92,780	105,871	196,947	216,221
China	154,571	109,001	302,692	215,523
Rest of Asia	122,060	111,094	234,697	208,297

Total revenue	$790,780	$668,240	$1,519,284	$1,271,223

     In the three- and six-month periods ended April 30, 2011 and May 1, 2010, the predominant countries comprising “Rest of North and South America” are Canada and Mexico; the predominant countries comprising “Europe” are Germany, Sweden, France and the United Kingdom; and the predominant countries comprising “Rest of Asia” are Taiwan and South Korea.
     Sales increased in all geographic regions, except Japan, in the second quarter of fiscal 2011 as compared to second quarter of fiscal 2010, with sales in Europe and China experiencing the largest increases. The decrease in sales in Japan was primarily the result of lower sales activity in the consumer end market sector in this region as a result of the earthquake and tsunami that occurred in Japan in March 2011, partially offset by an increase in communications end market sales in this region.
     Sales increased in all geographic regions, except Japan, in the first six months of fiscal 2011 as compared to the first six months of fiscal 2010, with sales in Europe and China experiencing the largest increases. The decrease in sales in Japan was primarily the result of lower sales activity in the consumer end market sector in this region as a result of the earthquake and tsunami that occurred in Japan in March 2011, partially offset by an increase in industrial end market sales in this region.

Gross Margin

	Three Months Ended		Six Months Ended
	April 30, 2011	May 1, 2010	April 30, 2011	May 1, 2010
Gross margin	$534,214	$434,515	$1,016,387	$802,991
Gross margin %	67.6%	65.0%	66.9%	63.2%
     Gross margin percentage was higher by 260 basis points in the second quarter of fiscal 2011 as compared to the second quarter of fiscal 2010 primarily as a result of an increase in sales of $122.5 million, increased operating levels in our manufacturing facilities and the impact of efforts to reduce overall manufacturing costs, including the savings realized as a result of wafer fabrication consolidation actions.
     Gross margin percentage was higher by 370 basis points in the six months ended April 30, 2011 as compared to the six months ended May 1, 2010 primarily as a result of an increase in sales of $248.1 million, increased operating levels in our manufacturing facilities and the impact of efforts to reduce overall manufacturing costs, including the savings realized as a result of wafer fabrication consolidation actions.
Research and Development

	Three Months Ended		Six Months Ended
	April 30, 2011	May 1, 2010	April 30, 2011	May 1, 2010
R&D expenses	$130,460	$122,780	$253,205	$237,178
R&D expenses as a % of revenue	16.5%	18.4%	16.7%	18.7%
     Research and development, or R&D, expenses increased $7.7 million, or 6%, in the second quarter of fiscal 2011 as compared to the second quarter of fiscal 2010, and increased $16.0 million, or 7%, in the six months ended April 30, 2011 as compared to the six months ended May 1, 2010. The increases for the three- and six- month periods were primarily the result of higher employee salary and benefit expense due to salary increases that were effective at the beginning of the second quarter of fiscal 2011. In addition, variable compensation expense, which is a variable expense linked to our overall profitability and revenue growth, increased.
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
Selling, Marketing, General and Administrative

	Three Months Ended		Six Months Ended
	April 30, 2011	May 1, 2010	April 30, 2011	May 1, 2010
SMG&A expenses	$105,268	$97,660	$205,290	$186,141
SMG&A expenses as a % of revenue	13.3%	14.6%	13.5%	14.6%
     Selling, marketing, general and administrative, or SMG&A, expenses increased $7.6 million, or 8%, in the second quarter of fiscal 2011 as compared to the second quarter of fiscal 2010, and increased $19.1 million, or 10%, in the six months ended April 30, 2011 as compared to the six months ended May 1, 2010. The increases for the three- and six- month periods were primarily the result of higher employee salary and benefit expense due to salary increases that were effective at the beginning of the second quarter of fiscal 2011. In addition, variable compensation expense, which is a variable expense linked to our overall profitability and revenue growth, increased.

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
Operating Income from Continuing Operations

	Three Months Ended		Six Months Ended
	April 30, 2011	May 1, 2010	April 30, 2011	May 1, 2010
Operating income from continuing operations	$298,486	$214,075	$557,892	$363,189
Operating income from continuing operations as a % of revenue	37.7%	32.0%	36.7%	28.6%
     The $84.4 million increase in operating income from continuing operations in the second quarter of fiscal 2011 as compared to the second quarter of fiscal 2010 was primarily the result of an increase in revenue of $122.5 million and a 260 basis point increase in gross margin percentage.
     The $194.7 million increase in operating income from continuing operations in the six months ended April 30, 2011 as compared to the six months ended May 1, 2010 was primarily the result of an increase in revenue of $248.1 million and a 370 basis point increase in gross margin percentage.
Nonoperating (Income) Expense

	Three Months Ended		Six Months Ended
	April 30, 2011	May 1, 2010	April 30, 2011	May 1, 2010
Interest expense	$4,078	$2,568	$6,908	$5,106
Interest income	(2,197)	(2,025)	(4,482)	(4,205)
Other, net	(151)	(488)	(110)	1

Total nonoperating expense	$1,730	$55	$2,316	$902

     Nonoperating expense was higher by $1.7 million in the second quarter of fiscal 2011 as compared to the second quarter of fiscal 2010 primarily due to an increase in interest expense incurred as a result of the issuance of $375 million aggregate principal amount of 3.0% senior unsecured notes on April 4, 2011 and the $145 million term loan facility we entered into through a wholly owned subsidiary in December 2010. This increase was partially offset by an increase to interest income as a result of higher invested cash balances, partially mitigated by lower interest rates.
     Nonoperating expense was higher by $1.4 million in the six months ended April 30, 2011 as compared to the six months ended May 1, 2010 primarily due to an increase in interest expense incurred as a result of the issuance of $375 million aggregate principal amount of 3.0% senior unsecured notes on April 4, 2011 and the $145 million term loan facility we entered into through a wholly owned subsidiary in December 2010. This increase was partially offset by an increase to interest income as a result of higher invested cash balances, partially mitigated by lower interest rates.
Provision for Income Taxes

	Three Months Ended		Six Months Ended
	April 30, 2011	May 1, 2010	April 30, 2011	May 1, 2010
Provision for income taxes	$54,930	$46,880	$98,144	$75,547
Effective income tax rate	18.5%	21.9%	17.7%	20.9%
     Our effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where our income is earned.

     Our effective tax rate for the second quarter of fiscal 2011 was lower by 340 basis points compared to our effective tax rate for the second quarter of fiscal 2010. The tax rate for the second quarter of fiscal 2011 included a net tax benefit of $10.8 million related to the settlement with the Appellate Division of the Internal Revenue Service of certain tax matters for the fiscal 2004 through fiscal 2007 tax years. The tax benefit, which had the effect of decreasing our 2011 tax rate, was partially offset by a change in the mix of our income in the second quarter of fiscal 2011 to jurisdictions where income is taxed at a higher rate.
     Our effective tax rate for the six months ended April 30, 2011 was lower by 320 basis points compared to our effective tax rate for the six months ended May 1, 2010. The tax rate for the six months ended April 30, 2011 included the following items which caused a decrease in our tax rate: the reinstatement of the federal R&D tax credit in December 2010 retroactive to January 1, 2010 resulting in a $6 million income tax savings, a $7 million reduction in the state tax credits valuation reserve which we believe we can now recover, a $0.5 million tax benefit from the increase in Irish deferred taxes as a result of the increase in the Irish manufacturing tax rate from 10% to 12.5% and a net $10.8 million tax benefit related to the settlement with the Appellate Division of the Internal Revenue Service of certain tax matters for the fiscal 2004 through fiscal 2007 tax years. These items, which had the effect of decreasing our 2011 tax rate, were partially offset by a change in the mix of our income in the six months ended April 30, 2011 to jurisdictions where income is taxed at a higher rate. In addition, the six months ended May 1, 2010 included special charges, a majority of which provided a tax benefit at the higher U.S. tax rate.
Income from Continuing Operations, net of tax

	Three Months Ended		Six Months Ended
	April 30, 2011	May 1, 2010	April 30, 2011	May 1, 2010
Income from continuing operations, net of tax	$241,826	$167,140	$457,432	$286,740
Income from continuing operations, net of tax, as a % of revenue	30.6%	25.0%	30.1%	22.6%
Diluted EPS from continuing operations	$0.78	$0.55	$1.48	$0.94
     Net income from continuing operations in the second quarter of fiscal 2011 was higher than in the second quarter of fiscal 2010 by approximately $74.7 million primarily as a result of the $84.4 million increase in operating income from continuing operations, offset by a higher provision for income taxes in the second quarter of fiscal 2011 than in the second quarter of fiscal 2010.
     Net income from continuing operations in the six months ended April 30, 2011 was higher than in the six months ended May 1, 2010 by approximately $170.7 million primarily as a result of the $194.7 million increase in operating income from continuing operations, offset by a higher provision for income taxes in the six months ended April 30, 2011 than in the six months ended May 1, 2010.
Discontinued Operations

	Six Months Ended
	April 30, 2011	May 1, 2010
Gain on sale of discontinued operations, net of tax	$6,500	$859
Diluted EPS from discontinued operations	$0.02	$0.00
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

     We are planning for revenue in the third quarter of fiscal 2011 to be in the range of $765 million to $795 million. Our plan is for gross margin for the third quarter of fiscal 2011 to be approximately 67.0% to 68.0% and for operating expenses to be approximately flat to down 1% from the second quarter of fiscal 2011. As a result, we are planning for diluted earnings per share from continuing operations to be in the range of $0.70 to $0.75 in the third quarter of fiscal 2011.
Liquidity and Capital Resources

	Six Months Ended
	April 30, 2011	May 1, 2010
Net cash provided by operations	$413,389	$492,093
Net cash provided by operations as a % of revenue	27.2%	38.7%
     At April 30, 2011, cash, cash equivalents and short-term investments totaled $3,431.4 million. The primary sources of funds for the first six months of fiscal 2011 were net cash generated from operating activities of $413.4 million, proceeds of $515.5 million relating to the issuance of $375 million aggregate principal amount of 3.0% senior unsecured notes due April 15, 2016 and the $145 million term loan facility we entered into through a wholly owned subsidiary. In addition we received $148.1 million in net proceeds from employee stock option exercises. The principal uses of funds for the first six months of fiscal 2011 were the repurchase of approximately 4.8 million shares of our common stock for an aggregate of $181.2 million, dividend payments of $131.8 million from a quarterly dividend of $0.22 per share and capital expenditures of $59.7 million. These factors contributed to the net increase in cash and cash equivalents of $824.8 million in the first six months of fiscal 2011.

	April 30, 2011	October 30, 2010
Accounts receivable	$414,579	$387,169
Days sales outstanding	48	46

Inventory	$293,780	$277,478
Days cost of sales in inventory	104	100
     Accounts receivable at April 30, 2011 increased $27.4 million, or 7%, from the end of the fourth quarter of fiscal 2010. The increase in receivables was primarily the result of higher revenue in the second quarter of fiscal 2011 as compared to the fourth quarter of fiscal 2010. Days sales outstanding increased by two days as a result of higher product shipments in the final month of the second quarter of fiscal 2011 as compared to the final month of the fourth quarter of fiscal 2010.
     Inventory at April 30, 2011 increased by $16.3 million, or 6%, from the end of the fourth quarter of fiscal 2010. The increase in inventory relates primarily to an increase in manufacturing production to support the higher revenue levels recorded in the first six months of fiscal 2011. Days cost of sales in inventory increased four days primarily due to lower manufacturing costs which resulted in cost of sales increasing only 1% as compared to a 6% increase in inventory.
     Current liabilities decreased to $588.2 million at April 30, 2011, a decrease of $55.3 million, or 9%, from $643.5 million at the end of fiscal 2010. This decrease was primarily due to a decrease in income tax payable as a result of the settlement with the Appellate Division of the Internal Revenue Service of certain tax matters for the fiscal 2004 through fiscal 2007 tax years. In addition accrued liabilities declined as a result of a decrease in variable compensation expense. These decreases were partially offset by an increase in the current portion of our long-term debt in relation to the term loan facility entered into in December 2010 through our wholly owned subsidiary and an increase in deferred income on shipments to distributors, net, more fully described below.
     As of April 30, 2011 and October 30, 2010, gross deferred revenue was $357.1 million and $327.2 million, respectively, and gross deferred cost of sales was $87.6 million and $84.4 million, respectively. Deferred income on shipments to distributors increased by approximately $26.7 million in the first six months of fiscal 2011 primarily as a result of our shipments to our distributors in the first six months of fiscal 2011 exceeding the distributors’ sales to their customers during this same time period. Sales to distributors are made under agreements that allow distributors to receive price-adjustment credits and to return qualifying products for credit, as determined by us, in order to reduce the amounts of slow-moving, discontinued or obsolete product from their inventory. Given the uncertainties associated with the levels of price-adjustment credits to be granted to distributors, the sales price to the distributors is not fixed or determinable until the distributors resell the products to their customers. Therefore, we defer revenue recognition from sales to distributors until the distributors have sold the products to their customers. The amount of price-adjustments is dependent on future overall market conditions, and therefore the levels of these adjustments could fluctuate significantly from period to period. To the extent that we experience a significant increase in the amount of credits we issue to our distributors, there could be a material impact on the ultimate revenue and gross margin recognized relating to these transactions.
     Net additions to property, plant and equipment were $59.7 million in the first six months of fiscal 2011 and were funded with a combination of cash on hand and cash generated from operations. We expect capital expenditures to be approximately $135 million in fiscal 2011 for general purposes.
     On May 16, 2011, our Board of Directors declared a cash dividend of $0.25 per outstanding share of common stock. The dividend will be paid on June 15, 2011 to all shareholders of record at the close of business on May 27, 2011 and is expected to total approximately $75 million. We currently expect quarterly dividends to continue at $0.25 per share, although they remain subject to determination and declaration by our Board of Directors. The payment of future dividends, if any, will be based on several factors including our financial performance, outlook and liquidity.
     Our common stock repurchase program has been in place since August 2004. On November 19, 2010, our Board of Directors authorized the repurchase by us of an additional $1 billion of our common stock, increasing the total amount of our common stock we are authorized to repurchase under the program to $5 billion. Under the program, we may repurchase outstanding shares of our common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized under the program. As of April 30, 2011, we had repurchased a total of approximately 120.8 million shares of our common stock for approximately $4,129.4 million under this program. As of April 30, 2011, an additional $870.6 million worth of shares remains available for repurchase under the current authorized program. The repurchased shares are held as authorized but unissued shares of common stock. Any future common stock repurchases will be dependent upon several factors, including the amount of cash available to us in the United States, and our financial performance, outlook and liquidity. We also from time to time repurchase shares in settlement of employee tax withholding obligations due upon the vesting of restricted stock units or the exercise of stock options, or in certain limited circumstances to satisfy the exercise price of options granted to our employees under our equity compensation plans.
     On June 30, 2009, we issued $375 million aggregate principal amount of 5.0% senior unsecured notes due July 1, 2014 (the 5.0% Notes) with annual interest payments of 5.0% paid in two installments on January 1 and July 1 of each year, commencing January 1, 2010. The net proceeds of the offering were $370.4 million, after issuing at a discount and deducting expenses, underwriting discounts and commissions, which will be amortized over the term of the 5.0% Notes. We swapped the fixed interest portion of these Notes for a variable interest rate based on the three-month LIBOR plus 2.05% (2.35% as of April 30, 2011). The variable interest payments based on the variable annual rate are payable quarterly. The LIBOR based rate is set quarterly three months prior to the date of the interest payment. The indenture governing the 5.0% Notes contains covenants that may limit our ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of our assets to any other party.
     On December 22, 2010, Analog Devices Holdings B.V. a wholly owned subsidiary of ours, entered into a credit agreement with Bank of America, N.A., London Branch as administrative agent. The borrower’s obligations are guaranteed by us. The credit agreement provides for a term loan facility of $145 million, which matures on December 22, 2013. The terms of the agreement provide for a three-year principal amortization schedule with $3.6 million payable quarterly every March, June, September and December with the balance payable upon the maturity date. The loan will bear interest at a fluctuating rate for each period equal to the annual LIBOR rate applicable to that interest period plus 1.25% (1.56% as of April 30, 2011). The terms of this facility include limitations on subsidiary indebtedness and on liens against our assets and the assets of our subsidiaries, and also include financial covenants that require us to maintain a minimum interest coverage ratio and not exceed a maximum leverage ratio. The proceeds of this loan are being used to restructure our captive finance subsidiaries.
     On April 4, 2011, we issued $375 million aggregate principal amount of 3.0% senior unsecured notes due April 15, 2016 (the 3.0% Notes) with semi-annual fixed interest payments due on April 15 and October 15 of each year, commencing October 15, 2011. The indenture governing the 3.0% Notes contains covenants that may limit our ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of our assets to, any other party. In addition, we have a five-year $165 million unsecured revolving credit facility that expires in May 2013.

To date, we have not borrowed under this credit facility but we may borrow in the future and use the proceeds for support of commercial paper issuance, stock repurchases dividend payments, acquisitions, capital expenditures, working capital and other lawful corporate purposes.
     At April 30, 2011, our principal source of liquidity was $3,431.4 million of cash and cash equivalents and short-term investments of which approximately $1,246.5 million was held in the United States. The balance of our cash and cash equivalents and short-term investments was held outside the United States in various foreign subsidiaries. As we intend to reinvest certain of our foreign earnings indefinitely, this cash held outside the United States is not available to meet certain of our cash requirements in the United States, including for cash dividends and common stock repurchases.
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
Contractual Obligations
     On December 22, 2010, Analog Devices Holdings B.V. a wholly owned subsidiary of ours, entered into a credit agreement with Bank of America, N.A., London Branch as administrative agent. The borrower’s obligations are guaranteed by us. The credit agreement provides for a term loan facility of $145 million, which matures on December 22, 2013. The terms of the agreement provide for a three-year principal amortization schedule with $3.6 million payable quarterly every March, June, September and December with the balance payable upon the maturity date. The loan will bear interest at a fluctuating rate for each period equal to the annual LIBOR rate applicable to that interest period plus 1.25% (1.56% as of April 30, 2011). The terms of this facility include limitations on subsidiary indebtedness and on liens against our assets and the assets of our subsidiaries, and also include financial covenants that require us to maintain a minimum interest coverage ratio and not exceed a maximum leverage ratio. As of April 30, 2011, we were compliant with these covenants. As of April 30, 2011, $14.5 million of this debt was classified as short-term.
     On April 4, 2011, we issued $375 million aggregate principal amount of 3.0% senior unsecured notes due April 15, 2016 with semi-annual fixed interest payments due on April 15 and October 15 of each year, commencing October 15, 2011. The indenture governing the 3.0% Notes contains covenants that may limit our ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of our assets to, any other party. As of April 30, 2011, we were compliant with these covenants.
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

		Less than	Payment due by period		More than
(in thousands)	Total	1 Year	1-3 Years	4-5 Years	5 Years
Long-term debt obligations	$516,375	$14,500	$126,875	$375,000	$—
Interest payments associated with long-term debt obligations	61,964	13,749	36,965	11,250	—

Total	$578,339	$28,249	$163,840	$386,250	$—

     There have not been any other material changes during the first six months of fiscal 2011 to the amounts presented in the table summarizing our contractual obligations included in our Annual Report on Form 10-K for the fiscal year ended October 30, 2010.

New Accounting Pronouncements
Multiple-Deliverable Revenue Arrangements
     In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2009-13 — Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (formerly EITF Issue No. 08-1) (ASU No, 2009-13). This standard modifies the revenue recognition guidance for arrangements that involve the delivery of multiple elements, such as product, software, services or support, to a customer at different times as part of a single revenue generating transaction. This standard provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. The standard also expands the disclosure requirements for multiple-deliverable revenue arrangements. ASU No. 2009-13 is effective for fiscal years that begin on or after June 15, 2010, which is our fiscal year 2011. The adoption of ASU 2009-13 in the first quarter of fiscal 2011 did not have a material impact on our financial condition and results of operations.
Business Combinations
     In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (ASC Topic 805) — Disclosure of Supplementary Pro Forma Information for Business Combinations (ASU No. 2010-29). ASU No. 2010-29 requires a public entity to disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the prior year. It also requires a description of the nature and amount of material, nonrecurring adjustments directly attributable to the business combination included in the reported revenue and earnings. The new disclosure will be effective for our first quarter of fiscal year 2012. The adoption of ASU No. 2010-29 will require additional disclosure in the event of a business combination but will not have a material impact on our financial condition and results of operations.
Intangibles — Goodwill and Other
     In December 2010, the FASB issued ASU No. 2010-28, Intangibles- Goodwill and Other (ASC Topic 350) (ASU No. 2010-28). ASU No. 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. ASU 2010-28 is effective for fiscal years that begin after December 15, 2010, which is our fiscal year 2012. We are currently evaluating the impact, if any, that ASU No. 2010-28 may have on our financial condition and results of operations.
Critical Accounting Policies and Estimates
     There were no material changes in the first six months of fiscal 2011 to the information provided under the heading “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the fiscal year ended October 30, 2010.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Exposure
     On December 22, 2010, Analog Devices Holdings B.V. a wholly owned subsidiary of ours, entered into a credit agreement with Bank of America, N.A., London Branch as administrative agent for purposes other than trading purposes. The borrower’s obligations are guaranteed by us. The credit agreement provides for a term loan facility of $145 million, which matures on December 22, 2013. The loan will bear interest at a fluctuating rate for each period equal to the annual LIBOR rate applicable to that interest period plus 1.25% (1.56% as of April 30, 2011). On April 4, 2011, we issued for purposes other than trading purposes $375 million aggregate principal amount of 3.0% senior unsecured notes due April 15, 2016 with semi-annual fixed interest payments due on April 15 and October 15 of each year, commencing October 15, 2011.
     If LIBOR changes by 100 basis points, our annual interest expense would change by approximately an additional $1.1 million from the amount set forth in the information provided under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” set forth in our Annual Report on Form 10-K for the year ended October 30, 2010.

     There have been no other material changes in the first six months of fiscal 2011 in the information provided under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” set forth in our Annual Report on Form 10-K for the year ended October 30, 2010.
ITEM 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Analog’s disclosure controls and procedures as of April 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 30, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in Internal Control over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended April 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
     Set forth below and elsewhere in this report and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. The description below includes any material changes to and supersedes the description of the risk factors affecting our business previously discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended October 30, 2010 and Part II, Item 1A “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended January 29, 2011.
Disruptions in global credit and financial markets could materially and adversely affect our business and results of operations.
     Global credit and financial markets appear to be recovering from extreme disruptions experienced over the past two years. However, uncertainty about continuing economic stability remains. These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. High unemployment rates, continued weakness in commercial and residential real estate markets and the tightening of credit by financial institutions may lead consumers and businesses to continue to postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. In addition, financial difficulties experienced by our suppliers or distributors could result in product delays, increased accounts receivable defaults and inventory challenges. Renewed financial turmoil may cause financial institutions to consolidate or go out of business, which increases the risk that the actual amounts realized in the future on our financial instruments could differ significantly from the fair value assigned to them. During the global financial crisis, many governments adopted stimulus or spending programs designed to ease the economic impact of the crisis. Some of our businesses benefited from these stimulus programs and as these programs conclude, those businesses could be negatively impacted. The continuing debt crisis in certain European countries could cause the value of the Euro to deteriorate, thus reducing the purchasing power of our European customers. In addition, the continuing European debt crisis and related financial restructuring efforts has contributed to the instability in global credit markets. We are unable to predict the impact of these events on the apparent economic recovery, and if economic conditions deteriorate again, we may record additional charges relating to restructuring costs or the impairment of assets and our business and results of operations could be materially and adversely affected.

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
     We face intense technological and pricing competition in the semiconductor industry, and we expect this competition to increase in the future, including from companies located outside the United States. Many other companies offer products that compete with our products. Some have (or as a result of consolidation within the industry may have) greater financial, manufacturing, technical, sales and marketing resources than we have. Some of our competitors may have more advantageous supply or development relationships with our current and potential customers or suppliers. Our competitors also include emerging companies selling specialized products in markets we serve. Competition is generally based on design and quality of products, product performance, features and functionality, and product pricing, availability and capacity, with the relative importance of these factors varying among products, markets and customers. Existing or new competitors may develop products or technologies that more effectively address the demands of our customers and markets with enhanced performance, features and functionality, lower power requirements, greater levels of integration or lower cost. Increased competition in certain markets has resulted in and may continue to result in declining average selling prices, reduced gross margins and loss of market share in those markets. There can be no assurance that we will be able to compete successfully in the future against existing or new competitors, or that our operating results will not be adversely affected by increased competition.
We rely on third-party suppliers, subcontractors and manufacturers for some industry-standard wafers, manufacturing processes and assembly and test services, and generally cannot control their availability or conditions of supply.
     We rely, and plan to continue to rely, on suppliers, assembly and test subcontractors, and third-party wafer fabricators to supply most of our wafers that can be manufactured using industry-standard submicron processes. This reliance involves several risks, including reduced control over availability, capacity utilization, delivery schedules, manufacturing yields, and costs. Additionally, we utilize a limited number of third-party wafer fabricators, primarily Taiwan Semiconductor Manufacturing Company, or TSMC. In addition, these suppliers often provide manufacturing services to our competitors and therefore periods of increased industry demand may result in capacity constraints. In certain instances, the third party supplier is the sole source of highly specialized processing services. If our suppliers are unable or unwilling to manufacture and deliver components to us on the time schedule and of the quality or quantity that we require or provide us with required manufacturing processes, we may be forced to seek to engage additional or replacement suppliers, which could result in additional expenses and delays in product development or shipment of product to our customers. If replacement suppliers or manufacturing processes are not available, we may also experience delays in product development or shipment which could, in turn, result in the temporary or permanent loss of customers. A significant portion of our revenue for the first six months of fiscal 2011 was from products fabricated at third-party wafer-fabrication facilities, primarily TSMC.
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
     We, like many companies in the semiconductor industry, rely on internal manufacturing capacity, wafer fabrication foundries and other sub-contractors in geologically unstable locations around the world. This reliance involves risks associated with the impact of earthquakes on us and the semiconductor industry, including temporary loss of capacity, availability and cost of key raw materials, utilities and equipment and availability of key services, including transport of our products worldwide. For example, in March 2011, a severe earthquake and tsunami hit Japan, which together with resulting damage to certain nuclear power plants, has resulted in widespread destruction and economic uncertainty in that region. Japan represented approximately 13% of our revenue in the first six months of fiscal 2011. Based on discussions with our customers and supply chain and foundry partners, we do not currently expect a material adverse effect to our results of operations as a result of this disaster. However, we are continuing to monitor the impact of the crisis on our customers and supply chain and there can be no assurance that, once the full impact of the disaster has been absorbed, our results of operations will not be materially affected by the events in Japan. Any prolonged inability to utilize one of our manufacturing facilities, or those of our subcontractors or third-party wafer fabrication foundries, as a result of fire, natural disaster, unavailability of utilities or otherwise, could result in a temporary or permanent loss of customers for affected products, which could have a material adverse effect on our results of operations and financial condition.
We are exposed to business, economic, political, legal and other risks through our significant worldwide operations.
     We have significant operations and manufacturing facilities outside the United States, including in Ireland and the Philippines. During the first six months of fiscal 2011, we derived approximately 82% of our revenue from customers in international markets. Although we engage in hedging transactions to reduce our exposure to currency exchange rate fluctuations, there can be no assurance that our competitive position will not be adversely affected by changes in the exchange rate of the United States dollar against other currencies. Potential interest rate increases, as well as high energy costs, could have an adverse impact on industrial and consumer spending patterns and could adversely impact demand for our products. At April 30, 2011, our principal source of liquidity was $3,431.4 million of cash and cash equivalents and short-term investments. As of April 30, 2011, approximately $1,246.5 million of our cash and cash equivalents and short-term investments was held in the United States and the balance was held outside the United States. in various foreign subsidiaries. As we intend to reinvest certain of our foreign earnings indefinitely, this cash held outside the United States is not available to meet certain of our cash requirements in the United States. We require a substantial amount of cash in the United States for operating requirements, stock repurchases, cash dividends and acquisitions. If we are unable to address our U.S. cash requirements through operations, through borrowings under our current credit facility or from other sources of cash obtained at an acceptable cost, our business strategies and operating results could be adversely affected.
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
If we are unable to generate sufficient cash flow, we may not be able to service our debt obligations, including making payments on our two series of $375 million senior unsecured notes or our $145 million term loan facility.
     In fiscal 2009, we issued in a public offering $375 million aggregate principal amount of 5.0% senior unsecured notes due July 1, 2014. In April 2011, we issued in a public offering $375 million aggregate principal amount of 3.0% senior unsecured notes due April 15, 2016. In December 2010, we entered into a $145 million term loan facility which matures on December 22, 2013. Our ability to make payments of principal and interest on our indebtedness when due depends upon our future performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors affecting our consolidated operations, many of which are beyond our control. If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to, among other things:
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
     Our current credit and term loan facilities and our 5.0% and 3.0% senior unsecured notes impose, and future debt instruments to which we may become subject may impose, restrictions that limit our ability to engage in activities that could otherwise benefit our company, including to undertake certain transactions, to create certain liens on our assets and to incur certain subsidiary indebtedness. Our ability to comply with these financial restrictions and covenants is dependent on our future performance, which is subject to prevailing economic conditions and other factors, including factors that are beyond our control such as foreign exchange rates, interest rates, changes in technology and changes in the level of competition. In addition, our credit and term loan facilities require us to maintain compliance with specified financial ratios. If we breach any of the covenants under our credit or term loan facilities or the indenture governing our outstanding notes and do not obtain appropriate waivers, then, subject to applicable cure periods, our outstanding indebtedness thereunder could be declared immediately due and payable.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

				Approximate Dollar
			Total Number of	Value of Shares that
			Shares Purchased as	May Yet Be
	Total Number of		Part of Publicly	Purchased Under
	Shares Purchased	Average Price	Announced Plans or	the Plans or
Period	(a)	Paid Per Share (b)	Programs (c)	Programs
January 30, 2011 through February 26, 2011	729,609	$40.11	727,196	$908,998,261
February 27, 2011 through March 26, 2011	347,192	$39.13	346,884	$895,423,733
March 27, 2011 through April 30, 2011	640,503	$38.74	640,503	$870,609,793

Total	1,717,304	$39.40	1,714,583	$870,609,793

(a)	Includes 2,721 shares paid to us by employees to satisfy employee tax obligations upon vesting of restricted stock units granted to our employees under our equity compensation plans.

(b)	The average price paid per share of stock repurchased under the stock repurchase program includes the commissions paid to the brokers.

(c)	Shares repurchased pursuant to the stock repurchase program publicly announced on August 12, 2004. On November 19, 2010, our Board of Directors authorized the repurchase by us of an additional $1 billion of our common stock, increasing the total amount of our common stock we are authorized to repurchase under the program to $5 billion. Under the repurchase program, we may repurchase outstanding shares of our common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.
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

ANALOG DEVICES, INC.
Date: May 17, 2011	By:	/s/ Jerald G. Fishman
Jerald G. Fishman
President and Chief Executive Officer (Principal Executive Officer)

Date: May 17, 2011	By:	/s/ David A. Zinsner
David A. Zinsner
Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

1.1	Underwriting Agreement among Analog Devices and Credit Suisse Securities (USA) LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, dated March 30, 2011, filed as exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 1-7819) on March 31, 2011 and incorporated herein by reference.

4.1	Supplemental Indenture, between Analog Devices and The Bank of New York Mellon Trust Company, N.A., dated April 4, 2011, filed as exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-7819) on April 4, 2011 and incorporated herein by reference.

4.2	Form of 3.00% Global Note due April 15, 2016, filed as exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 1-7819) on April 4, 2011 and incorporated herein by reference.

31.1†	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

31.2†	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

32.1†	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).

32.2†	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer).

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.LAB	XBRL Labels Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

†	Filed or furnished herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three months ended April 30, 2011 and May 1, 2010 and for the six months ended April 30, 2011 and May 1, 2010, (ii) Condensed Consolidated Balance Sheets at April 30, 2011 and October 30, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended April 30, 2011 and May 1, 2010 and (iv) Notes to Condensed Consolidated Financial Statements.
In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.