Form 10-Q
period 2011-07-30
ANALOG DEVICES INC
filed 2011-08-16
CIK 6281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     As of July 30, 2011 there were 299,437,920 shares of common stock of the registrant, $0.16 2/3 par value per share, outstanding.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
ITEM 4. Controls and Procedures
PART II — OTHER INFORMATION
ITEM 1A. Risk Factors
ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds
ITEM 6 Exhibits
SIGNATURES
Exhibit Index
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(thousands, except per share amounts)

	Three Months Ended
	July 30, 2011	July 31, 2010
Revenue	$757,902	$720,290
Cost of sales (1)	248,262	240,088

Gross margin	509,640	480,202

Operating expenses:
Research and development (1)	128,476	126,987
Selling, marketing, general and administrative (1)	102,323	102,070

	230,799	229,057

Operating income	278,841	251,145
Nonoperating (income) expense:
Interest expense	6,159	2,614
Interest income	(2,395)	(3,206)
Other, net	206	416

	3,970	(176)

Income before income taxes	274,871	251,321

Provision for income taxes	54,936	51,830

Net income	$219,935	$199,491

Shares used to compute earnings per share — basic	299,616	298,027

Shares used to compute earnings per share — diluted	308,744	306,168

Basic earnings per share	$0.73	$0.67

Diluted earnings per share	$0.71	$0.65

Dividends declared and paid per share	$0.25	$0.22

(1) Includes stock-based compensation expense as follows:
Cost of sales	$1,811	$1,878
Research and development	$5,877	$5,996
Selling, marketing, general and administrative	$5,622	$5,302
See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(thousands, except per share amounts)

	Nine Months Ended
	July 30, 2011	July 31, 2010
Revenue	$2,277,186	$1,991,513
Cost of sales (1)	751,159	708,320

Gross margin	1,526,027	1,283,193

Operating expenses:
Research and development (1)	381,681	364,165
Selling, marketing, general and administrative (1)	307,613	288,211
Special charge	—	16,483

	689,294	668,859

Operating income from continuing operations	836,733	614,334
Nonoperating (income) expense:
Interest expense	13,067	7,720
Interest income	(6,877)	(7,411)
Other, net	96	417

	6,286	726

Income from continuing operations before income taxes	830,447	613,608

Provision for income taxes	153,080	127,377

Income from continuing operations, net of tax	677,367	486,231

Gain on sale of discontinued operations, net of tax	6,500	859

Net income	$683,867	$487,090

Shares used to compute earnings per share — basic	299,586	297,107

Shares used to compute earnings per share — diluted	309,070	305,578

Basic earnings per share from continuing operations	$2.26	$1.64

Basic earnings per share	$2.28	$1.64

Diluted earnings per share from continuing operations	$2.19	$1.59

Diluted earnings per share	$2.21	$1.59

Dividends declared and paid per share	$0.69	$0.62

(1) Includes stock-based compensation expense as follows:
Cost of sales	$5,459	$5,409
Research and development	$17,256	$17,323
Selling, marketing, general and administrative	$16,091	$15,534
See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands)

	July 30, 2011	October 30, 2010
Assets

Cash and cash equivalents	$1,357,821	$1,070,000
Short-term investments	2,156,717	1,617,768
Accounts receivable, net	375,011	387,169
Inventory (1):
Raw materials	29,641	22,008
Work in process	173,665	171,390
Finished goods	96,026	84,080

	299,332	277,478
Deferred tax assets	83,670	74,710
Prepaid income tax	24,979	—
Prepaid expenses and other current assets	41,601	51,874

Total current assets	4,339,131	3,478,999

Property, plant and equipment, at cost:
Land and buildings	418,819	401,277
Machinery and equipment	1,605,154	1,578,493
Office equipment	52,974	56,449
Leasehold improvements	48,855	65,326

	2,125,802	2,101,545
Less accumulated depreciation and amortization	1,644,206	1,628,880

Net property, plant and equipment	481,596	472,665

Deferred compensation plan investments	26,930	8,690
Other investments	3,319	1,317
Goodwill	280,868	255,580
Intangible assets, net	12,475	1,343
Deferred tax assets	46,942	52,765
Other assets	60,120	57,472

Total other assets	430,654	377,167

	$5,251,381	$4,328,831

(1)	Includes $2,474 and $2,534 related to stock-based compensation at July 30, 2011 and October 30, 2010, respectively.
See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(thousands, except share amounts)

	July 30, 2011	October 30, 2010
Liabilities and Shareholders’ Equity

Accounts payable	$106,009	$133,111
Deferred income on shipments to distributors, net	277,528	242,848
Income taxes payable	17,236	60,421
Current portion of long-term debt	14,500	—
Accrued liabilities	141,014	207,087

Total current liabilities	556,287	643,467

Long-term debt	875,766	400,635
Deferred income taxes	1,223	1,800
Deferred compensation plan liability	26,948	8,690
Other non-current liabilities	75,440	74,522

Total non-current liabilities	979,377	485,647

Commitments and contingencies

Shareholders’ Equity

Preferred stock, $1.00 par value, 471,934 shares authorized, none outstanding	—	—
Common stock, $0.16 2/3 par value, 1,200,000,000 shares authorized, 299,437,920 shares issued and outstanding (298,652,994 on October 30, 2010)	49,907	49,777
Capital in excess of par value	321,839	286,969
Retained earnings	3,373,631	2,896,566
Accumulated other comprehensive loss	(29,660)	(33,595)

Total shareholders’ equity	3,715,717	3,199,717

	$5,251,381	$4,328,831

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(thousands)

	Nine Months Ended
	July 30, 2011	July 31, 2010
Cash flows from operating activities:

Net income	$683,867	$487,090
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	88,092	86,776
Amortization of intangibles	1,079	4,189
Stock-based compensation expense	38,806	38,266
Gain on sale of business	(6,500)	(859)
Excess tax benefit-stock options	(37,296)	(153)
Deferred income taxes	(6,989)	(16,233)
Non-cash portion of special charge	—	487
Other non-cash activity	1,185	1,420
Changes in operating assets and liabilities	(91,875)	115,916

Total adjustments	(13,498)	229,809

Net cash provided by operating activities	670,369	716,899

Cash flows from investing activities:
Purchases of short-term available-for-sale investments	(3,132,633)	(2,439,506)
Maturities of short-term available-for-sale investments	2,334,311	2,015,706
Sales of short-term available-for-sale investments	259,385	84,941
Proceeds related to sale of businesses	10,000	63,036
Payments for acquisitions, net of cash acquired	(13,988)	—
Additions to property, plant and equipment	(96,665)	(73,794)
(Increase) decrease in other assets	(6,683)	3,668

Net cash used for investing activities	(646,273)	(345,949)

Cash flows from financing activities:
Proceeds from long-term debt	515,507	—
Term loan repayments	(24,767)	—
Dividend payments to shareholders	(206,802)	(184,375)
Repurchase of common stock	(247,440)	(4,047)
Net proceeds from employee stock plans	189,239	174,002
Increase in other financing activities	365	502
Excess tax benefit-stock options	37,296	153

Net cash provided by (used for) financing activities	263,398	(13,765)

Effect of exchange rate changes on cash	327	(3,485)

Net increase in cash and cash equivalents	287,821	353,700
Cash and cash equivalents at beginning of period	1,070,000	639,729

Cash and cash equivalents at end of period	$1,357,821	$993,429

See accompanying notes.

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JULY 30, 2011
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
     As of July 30, 2011 and October 30, 2010, the Company had gross deferred revenue of $367.5 million and $327.2 million, respectively, and gross deferred cost of sales of $90.0 million and $84.4 million, respectively. Deferred income on shipments to distributors increased by approximately $34.7 million in the first nine months of fiscal 2011 primarily as a result of the Company’s shipments to its distributors in the first nine months of fiscal 2011 exceeding the distributors’ sales to their customers during this same time period.
     Shipping costs are charged to cost of sales as incurred.
     The Company generally offers a 12-month warranty for its products. The Company’s warranty policy provides for replacement of the defective product. Specific accruals are recorded for known product warranty issues. Product warranty expenses during either of the three- and nine-month periods ended July 30, 2011 and July 31, 2010 were not material.
Note 3 — Stock-Based Compensation
     Grant-Date Fair Value — The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of stock option awards. The grant-date fair value of restricted stock units represents the fair value of the Company’s common stock on the date of grant, reduced by the present value of dividends expected to be paid on the Company’s common stock prior to vesting. Information pertaining to the Company’s stock option awards and the related estimated weighted-average assumptions used to calculate the fair value of stock options granted during the three- and nine-month periods ended July 30, 2011 and July 31, 2010 are as follows:

	Three Months Ended		Nine Months Ended
Stock Options	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010

Options granted (in thousands)	20	12	1,980	1,850
Weighted-average exercise price per share	$38.50	$29.19	$37.61	$31.51
Weighted-average grant-date fair value per share	$7.91	$7.00	$8.62	$7.78
Assumptions:
Weighted-average expected volatility	28.2%	33.3%	29.2%	31.4%
Weighted-average expected term (in years)	5.3	5.3	5.3	5.3
Weighted-average risk-free interest rate	1.7%	2.1%	2.1%	2.6%
Weighted-average expected dividend yield	2.6%	3.0%	2.3%	2.5%
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
     Stock-Based Compensation Expense
     The amount of stock-based compensation expense recognized during a period is based on the value of the awards that are ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock-based award. Based on an analysis of its historical forfeitures, the Company has applied an annual forfeiture rate of 4.3% to all unvested stock-based awards as of July 30, 2011. The rate of 4.3% represents the portion that is expected to be forfeited each year over the vesting period. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those options that vest.
     Stock-Based Compensation Activity
     A summary of the activity under the Company’s stock option plans as of July 30, 2011 and changes during the three- and nine-month periods then ended is presented below:

			Weighted-
			Average
	Options	Weighted-	Remaining	Aggregate
	Outstanding	Average Exercise	Contractual	Intrinsic
Activity during the Three Months Ended July 30, 2011	(in thousands)	Price Per Share	Term in Years	Value

Options outstanding at April 30, 2011	37,023	$30.13
Options granted	20	$38.50
Options exercised	(1,467)	$28.06
Options forfeited	(114)	$28.05
Options expired	(179)	$41.98

Options outstanding at July 30, 2011	35,283	$30.17	4.7	$199,989

Options exercisable at July 30, 2011	18,837	$31.88	3.6	$92,054

Options vested or expected to vest at July 30, 2011 (1)	34,532	$30.20	4.6	$195,298

(1)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

	Options	Weighted-
	Outstanding	Average Exercise
Activity during the Nine Months Ended July 30, 2011	(in thousands)	Price Per Share

Options outstanding at October 30, 2010	43,079	$29.87
Options granted	1,980	$37.61
Options exercised	(7,210)	$26.27
Options forfeited	(376)	$27.72
Options expired	(2,190)	$44.23

Options outstanding at July 30, 2011	35,283	$30.17

     During the three and nine months ended July 30, 2011, the total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $18.9 million and $88.6 million, respectively, and the total amount of proceeds received by the Company from exercise of these options was $41.2 million and $189.4 million, respectively. Proceeds from stock option exercises pursuant to employee stock plans in the Company’s statement of cash flows during the nine months ended July 30, 2011 of $189.2 million are net of the value of shares surrendered by employees in certain limited circumstances to satisfy the exercise price of options, and to satisfy employee tax obligations upon vesting of restricted stock units and in connection with the exercise of stock options granted to the Company’s employees under the Company’s equity compensation plans. The withholding amount is based on the Company’s minimum statutory withholding requirement. The total grant-date fair value of stock options that vested during the three and nine months ended July 30, 2011, was approximately $0.3 million and $26.7 million, respectively.
     During the three and nine months ended July 31, 2010, the total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $2.2 million and $17.9 million, respectively, and the total amount of proceeds received from exercise of these options was $4.9 million and $198.2 million, respectively. Proceeds from stock option exercises pursuant to employee stock plans in the Company’s statement of cash flows during the nine months ended July 31, 2010 of $174.0 million are net of the value of shares surrendered by employees in certain limited circumstances to satisfy the exercise price of options, and to satisfy employee tax obligations upon vesting of restricted stock units and in connection with the exercise of stock options granted to the Company’s employees under the Company’s equity compensation plans. The withholding amount is based on the Company’s minimum statutory withholding requirement. The total grant-date fair value of stock options that vested during the three and nine months ended July 31, 2010 was approximately $0.3 million and $32.3 million, respectively.
     A summary of the Company’s restricted stock unit award activity as of July 30, 2011 and changes during the three- and nine- month periods then ended is presented below:

	Restricted	Weighted-
	Stock Units	Average Grant
	Outstanding	Date Fair Value
Activity during the Three Months Ended July 30, 2011	(in thousands)	Per Share

Restricted stock units outstanding at April 30, 2011	2,091	$31.03
Units granted	20	$33.96
Restrictions lapsed	(6)	$18.51
Forfeited	(10)	$31.39

Restricted stock units outstanding at July 30, 2011	2,095	$31.09

	Restricted	Weighted-
	Stock Units	Average Grant
	Outstanding	Date Fair Value
Activity during the Nine Months Ended July 30, 2011	(in thousands)	Per Share

Restricted stock units outstanding at October 30, 2010	1,265	$28.21
Units granted	890	$34.97
Restrictions lapsed	(29)	$24.17
Forfeited	(31)	$31.47

Restricted stock units outstanding at July 30, 2011	2,095	$31.09

     As of July 30, 2011, there was $102.2 million (before tax consideration) of total unrecognized compensation cost related to unvested share-based awards, including stock options, restricted stock and restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.4 years.

Note 4 — Comprehensive Income
     Components of comprehensive income include net income and certain transactions that have generally been reported in the consolidated statement of shareholders’ equity and consist of the following:

	Three Months Ended
	July 30, 2011	July 31, 2010
Net income	$219,935	$199,491
Foreign currency translation adjustments	1,455	(4,772)
Change in unrealized holding losses (net of taxes of $17 and $10, respectively) on securities classified as short-term investments	(113)	(69)
Change in unrealized holding (losses) gains (net of taxes of $62 and $53, respectively) on securities classified as other investments	(116)	98
Change in unrealized (losses) gains (net of taxes of $783 and $312, respectively) on derivative instruments designated as cash flow hedges	(5,155)	1,588

Pension plans
Transition (obligation) asset	(2)	4
Net actuarial gain (loss)	980	(60)

Other comprehensive loss	(2,951)	(3,211)

Comprehensive income	$216,984	$196,280

	Nine Months Ended
	July 30, 2011	July 31, 2010
Income from continuing operations, net of tax	$677,367	$486,231
Foreign currency translation adjustments	7,614	(1,091)
Change in unrealized holding gains (losses) (net of taxes of $1 and $26, respectively) on securities classified as short-term investments	11	(191)
Change in unrealized holding gains (net of taxes of $1 and $107, respectively) on securities classified as other investments	1	198
Change in unrealized losses (net of taxes of $334 and $1,053, respectively) on derivative instruments designated as cash flow hedges	(2,512)	(7,178)

Pension plans
Prior service cost	—	(1)
Transition (obligation) asset	(4)	5
Net actuarial (loss) gain	(1,175)	579

Other comprehensive gain (loss)	3,935	(7,679)

Comprehensive income from continuing operations	681,302	478,552

Gain on sale of discontinued operations, net of tax	6,500	859

Comprehensive income	$687,802	$479,411

     The components of accumulated other comprehensive loss at July 30, 2011 and October 30, 2010 consisted of the following:

	July 30, 2011	October 30, 2010
Foreign currency translation adjustment	$6,223	$(1,391)
Unrealized gains on available-for-sale securities	829	822
Unrealized losses on available-for-sale securities	(186)	(191)
Unrealized gains on derivative instruments	3,621	6,133
Pension plans
Transition obligation	(133)	(129)
Net actuarial loss	(40,014)	(38,839)

Total accumulated other comprehensive loss	$(29,660)	$(33,595)

     The aggregate fair value of investments with unrealized losses as of July 30, 2011 and October 30, 2010 was $1,004.6 million and $731.0 million, respectively. These unrealized losses are primarily related to commercial paper that earns lower interest rates than current market rates. None of these investments have been in a loss position for more than twelve months.
     Unrealized gains and losses on available-for-sale securities classified as short-term investments at July 30, 2011 and October 30, 2010 are as follows:

	July 30, 2011	October 30, 2010
Unrealized gains on available-for-sale securities classified as short-term investments	$174	$165
Unrealized losses on available-for-sale securities classified as short-term investments	(214)	(217)

Net unrealized losses on securities classified as short-term investments	$(40)	$(52)

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

	Three Months Ended
	July 30, 2011	July 31, 2010
Basic:
Net income	$219,935	$199,491

Weighted-average shares outstanding	299,616	298,027

Earnings per share:	$0.73	$0.67

Diluted:
Net income	$219,935	$199,491

Weighted-average shares outstanding	299,616	298,027
Assumed exercise of common stock equivalents	9,128	8,141

Weighted-average common and common equivalent shares	308,744	306,168

Earnings per share:	$0.71	$0.65

Anti-dilutive common stock equivalents related to outstanding stock options	4,820	19,464

	Nine Months Ended
	July 30, 2011	July 31, 2010
Income from continuing operations, net of tax	$677,367	$486,231
Gain on sale of discontinued operations, net of tax	6,500	859

Net income	$683,867	$487,090

Basic shares:
Weighted-average shares outstanding	299,586	297,107

Earnings per share-basic:
Income from continuing operations, net of tax	$2.26	$1.64
Gain on sale of discontinued operations, net of tax	0.02	0.00

Net income	$2.28	$1.64

Diluted shares:
Weighted-average shares outstanding	299,586	297,107
Assumed exercise of common stock equivalents	9,484	8,471

Weighted-average common and common equivalent shares	309,070	305,578

Earnings per share-diluted:
Income from continuing operations, net of tax	$2.19	$1.59
Gain on sale of discontinued operations, net of tax	0.02	0.00

Net income	$2.21	$1.59

Anti-dilutive common stock equivalents related to outstanding stock options	5,942	19,449
Note 6 — Special Charges
A summary of the Company’s special charges and accruals related to ongoing actions is as follows:

			Closure of
	Closure of Wafer		Wafer
	Fabrication	Reduction of	Fabrication
	Facility	Operating	Facility	Total Special
Income Statement	in Sunnyvale	Costs	in Cambridge	Charges
Fiscal 2008 Charges:
Workforce reductions	$—	$1,627	$—	$1,627

Total Fiscal 2008 Charges	$—	$1,627	$—	$1,627

Fiscal 2009 Charges:
Workforce reductions	—	26,583	7,446	34,029
Facility closure costs	—	2,411	57	2,468
Non-cash impairment charge	—	839	14,629	15,468
Other items	—	500	—	500

Total Fiscal 2009 Charges	$—	$30,333	$22,132	$52,465

Fiscal 2010 Charges:
Workforce reductions	—	10,908	—	10,908
Facility closure costs	375	—	4,689	5,064
Non-cash impairment charge	—	487	—	487
Other items	—	24	—	24

Total Fiscal 2010 Charges	$375	$11,419	$4,689	$16,483

		Closure of Wafer
	Reduction of	Fabrication Facility	Total Special
Balance Sheet	Operating Costs	in Cambridge	Charges
Balance at October 30, 2010	$5,546	$1,963	$7,509

Severance payments	(1,300)	(457)	(1,757)
Facility closure costs	—	(560)	(560)
Effect of foreign currency on accrual	(10)	—	(10)

Balance at January 29, 2011	$4,236	$946	$5,182

Severance payments	(1,288)	(520)	(1,808)
Facility closure costs	—	(50)	(50)
Effect of foreign currency on accrual	21	—	21

Balance at April 30, 2011	$2,969	$376	$3,345

Severance payments	(468)	(376)	(844)
Effect of foreign currency on accrual	(4)	—	(4)

Balance at July 30, 2011	$2,497	$—	$2,497

     Closure of Wafer Fabrication Facility in Sunnyvale
     The Company ceased production at its California wafer fabrication facility in November 2006. The Company paid the related lease obligation costs on a monthly basis over the remaining lease term, which expired in March 2010. The Company recorded a one-time settlement charge of $0.4 million in the first quarter of fiscal 2010 related to the termination of the lease. This action was completed during fiscal 2010.
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

     The Company finished production in the Cambridge wafer fabrication facility and began clean-up activities during the fourth quarter of fiscal 2009. During the fourth quarter of fiscal 2009, the Company reversed approximately $1.8 million of its severance accrual. The accrual reversal was required because 51 employees either voluntarily left the Company or found alternative employment within the Company. In addition, the Company recorded a special charge of approximately $1.7 million for the impairment of manufacturing assets that were originally going to be moved to the Company’s other wafer fabrication facilities but were no longer needed at those facilities and therefore had no future use. The Company also recorded a special charge of $0.1 million for clean-up costs as the Company began its clean-up of the Cambridge wafer fabrication facility at the end of the fourth quarter of fiscal 2009.
     During the first quarter of fiscal 2010, the Company recorded an additional charge of $4.7 million related to this cost reduction action. Approximately $3.4 million of the charge related to lease obligation costs for the Cambridge wafer fabrication facility, which the Company ceased using in the first quarter of fiscal 2010. The remaining $1.3 million of the charge related to clean-up and closure costs that were expensed as incurred. This action was completed during the third quarter of fiscal 2011.
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

	Three Months Ended			Three Months Ended
	July 30, 2011			July 31, 2010
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Industrial	$365,158	48%	8%	$339,629	47%
Automotive	101,190	13%	21%	83,462	12%
Consumer	115,983	15%	(14%)	134,379	19%
Communications	164,560	22%	10%	149,690	21%
Computer	11,011	1%	(16%)	13,130	2%

Total revenue	$757,902	100%	5%	$720,290	100%

*	The sum of the individual percentages does not equal the total due to rounding.

	Nine Months Ended			Nine Months Ended
	July 30, 2011			July 31, 2010
	Revenue	% of Revenue	Y/Y%	Revenue	% of Revenue
Industrial	$1,085,078	48%	18%	$917,941	46%
Automotive	302,056	13%	26%	239,206	12%
Consumer	346,314	15%	(8%)	378,048	19%
Communications	507,655	22%	22%	415,371	21%
Computer	36,083	2%	(12%)	40,947	2%

Total revenue	$2,277,186	100%	14%	$1,991,513	100%

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

	Three Months Ended			Three Months Ended
	July 30, 2011			July 31, 2010
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Converters	$337,266	44%	0%	$337,168	47%
Amplifiers / Radio frequency	197,494	26%	7%	183,932	26%
Other analog	106,690	14%	25%	85,237	12%

Subtotal analog signal processing	641,450	85%	6%	606,337	84%
Power management & reference	54,924	7%	3%	53,412	7%

Total analog products	$696,374	92%	6%	$659,749	92%

Digital signal processing	61,528	8%	2%	60,541	8%

Total revenue	$757,902	100%	5%	$720,290	100%

*	The sum of the individual percentages does not equal the total due to rounding.

	Nine Months Ended			Nine Months Ended
	July 30, 2011			July 31, 2010
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue
Converters	$1,020,219	45%	9%	$937,918	47%
Amplifiers / Radio frequency	605,694	27%	21%	501,505	25%
Other analog	309,124	14%	28%	241,836	12%

Subtotal analog signal processing	1,935,037	85%	15%	1,681,259	84%
Power management & reference	164,368	7%	18%	139,032	7%

Total analog products	$2,099,405	92%	15%	$1,820,291	91%

Digital signal processing	177,781	8%	4%	171,222	9%

Total revenue	$2,277,186	100%	14%	$1,991,513	100%

*	The sum of the individual percentages does not equal the total due to rounding.
Revenue Trends by Geographic Region
     Revenue by geographic region, based upon customer location, for the three- and nine-month periods ended July 30, 2011 and July 31, 2010 was as follows:

	Three Months Ended		Nine Months Ended
Region	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
United States	$132,124	$129,933	$408,720	$375,256
Rest of North and South America	39,794	40,189	125,526	108,052
Europe	215,751	186,035	638,371	504,031
Japan	97,196	109,530	294,143	325,751
China	157,877	132,119	460,569	347,642
Rest of Asia	115,160	122,484	349,857	330,781

Total revenue	$757,902	$720,290	$2,277,186	$1,991,513

     In the three- and nine-month periods ended July 30, 2011 and July 31, 2010, the predominant countries comprising “Rest of North and South America” are Canada and Mexico; the predominant countries comprising “Europe” are Germany, Sweden, France and the United Kingdom; and the predominant countries comprising “Rest of Asia” are Taiwan and South Korea.
Note 8 — Fair Value
     The Company defines fair value as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).
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
     Level 3 — Level 3 inputs are unobservable inputs for the asset or liability in which there is little, if any, market activity for the asset or liability at the measurement date. As of October 30, 2010 the Company held no assets or liabilities valued using level 3 inputs.
     The table below sets forth by level the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of July 30, 2011 and October 30, 2010. The table excludes cash on hand and assets and liabilities that are measured at historical cost or any basis other than fair value.

	July 30, 2011				October 30, 2010
	Fair Value measurement at				Fair Value measurement at
	Reporting Date using:				Reporting Date using:
	Quoted				Quoted
	Prices in				Prices in
	Active				Active
	Markets	Significant	Significant		Markets	Significant
	for	Other	Other		for	Other
	Identical	Observable	Unobservable		Identical	Observable
	Assets	Inputs	Inputs		Assets	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	Total
Assets
Cash equivalents:
Available-for-sale:
Institutional money market funds	$1,285,049	$—	$—	$1,285,049	$921,034	$—	$921,034
Corporate obligations	—	39,983	—	39,983	—	99,959	99,959
Short — term investments:
Available-for-sale:
Securities with one year or less to maturity:
Corporate obligations (1)	—	2,123,434	—	2,123,434	—	1,520,220	1,520,220
Floating rate notes, issued at par	—	—	—	—	—	50,000	50,000
Securities with greater than one year to maturity:
Floating rate notes (1)	—	17,664	—	17,664	—	17,548	17,548
Other assets:
Forward foreign currency exchange contracts (2)	—	4,957	—	4,957	—	7,256	7,256
Deferred compensation investments	26,930	—	—	26,930	8,690	—	8,690
Other investments	1,316	—	—	1,316	1,317	—	1,317
Interest rate swap agreements	—	22,619	—	22,619	—	26,801	26,801

Total assets measured at fair value	$1,313,295	$2,208,657	$—	$3,521,952	$931,041	$1,721,784	$2,652,825

Liabilities
Long-term debt
$375 million aggregate principle 5.0% debt (3)	$—	$396,690	$—	$396,690	$—	$400,635	$400,635
Contingent consideration (4)	—	—	13,790	13,790	—	—	—

Total liabilities measured at fair value	$—	$396,690	$13,790	$410,480	$—	$400,635	$400,635

(1)	The amortized cost of the Company’s investments classified as available-for-sale as of July 30, 2011 and October 30, 2010 was $2,142.7 million and $1,639.1 million, respectively.

(2)	The Company has a master netting arrangement by counterparty with respect to derivative contracts. As of July 30, 2011 and October 30, 2010, contracts in a liability position of $0.6 million and $0.8 million, respectively, were netted against contracts in an asset position in the condensed consolidated balance sheets.

(3)	Equal to the accreted notional value of the debt plus the mark-to-market of the interest rate component of the long-term debt to fair value. The fair value of the long-term debt as of July 30, 2011 and October 30, 2010 was $413.5 million and $416.3 million, respectively.

(4)	As of July 30, 2011 there was no significant change to the fair value of the contingent consideration related to the Lyric acquisition since the date the acquisition was completed.
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
     Long-term debt — The fair value of long-term debt is based on quotes received from third-party banks.

     Interest rate swap agreements — The fair value of interest rate swap agreements is based on quotes received from third-party banks. These values represent the estimated amount the Company would receive or pay to terminate the agreements taking into consideration current interest rates as well as the creditworthiness of the counterparty.
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
     Contingent consideration — The fair value of contingent consideration was estimated utilizing the income approach and is based upon significant inputs not observable in the market. Changes in the fair value of the contingent consideration subsequent to the acquisition date that are primarily driven by assumptions pertaining to the achievement of the defined milestones will be recognized in earnings in the period of the estimated fair value change.
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
     The Company accounts for its equity investments in privately held companies under the cost method. These investments are subject to periodic impairment review and measured and recorded at fair value when they are deemed to be other-than-temporarily impaired. The aggregate carrying value of the Company’s investments in privately held companies was approximately $2.0 million and was classified in other investments on the Company’s condensed consolidated balance sheets as of July 30, 2011. The Company did not have any investments in privately held companies as of October 30, 2010.
     On April 4, 2011, the Company issued $375 million aggregate principal amount of 3.0% senior unsecured notes due April 15, 2016 (the 3.0% Notes) with semi-annual fixed interest payments due on April 15 and October 15 of each year, commencing October 15, 2011. The fair value of the 3.0% Notes as of July 30, 2011 was $390.8 million.
Note 9 — Derivatives
     Foreign Exchange Exposure Management — The Company enters into forward foreign currency exchange contracts to offset certain operational and balance sheet exposures from the impact of changes in foreign currency exchange rates. Such exposures result from the portion of the Company’s operations, assets and liabilities that are denominated in currencies other than the U.S. dollar, primarily the Euro; other exposures include the Philippine Peso and the British Pound. These foreign currency exchange contracts are entered into to support transactions made in the normal course of business, and accordingly, are not speculative in nature. The contracts are for periods consistent with the terms of the underlying transactions, generally one year or less. Hedges related to anticipated transactions are designated and documented at the inception of the respective hedges as cash flow hedges and are evaluated for effectiveness monthly. Derivative instruments are employed to eliminate or minimize certain foreign currency exposures that can be confidently identified and quantified. As the terms of the contract and the underlying transaction are matched at inception, forward contract effectiveness is calculated by comparing the change in fair value of the contract to the change in the forward value of the anticipated transaction, with the effective portion of the gain or loss on the derivative instrument reported as a component of accumulated other comprehensive (loss) income (OCI) in shareholders’ equity and reclassified into earnings in the same period during which the hedged transaction affects earnings. Any residual change in fair value of the instruments, or ineffectiveness, is recognized immediately in other (income) expense. Additionally, the Company enters into forward foreign currency contracts that economically hedge the gains and losses generated by the re-measurement of certain recorded assets and liabilities in a non-functional currency. Changes in the fair value of these undesignated hedges are recognized in other (income) expense immediately as an offset to the changes in the fair value of the asset or liability being hedged. As of July 30, 2011 and October 30, 2010, the total notional amount of these undesignated hedges was $46.9 million and $42.1 million, respectively. The fair value of these hedging instruments in the Company’s condensed consolidated balance sheets as of July 30, 2011 and October 30, 2010, was immaterial.
     Interest Rate Exposure Management — On June 30, 2009, the Company entered into interest rate swap transactions related to its outstanding 5.0% senior unsecured notes where the Company swapped the notional amount of its $375 million of fixed rate debt at 5.0% into floating interest rate debt through July 1, 2014. Under the terms of the swaps, the Company will (i) receive on the $375 million notional amount a 5.0% annual interest payment that is paid in two installments on the 1st of every January and July, commencing January 1, 2010 through and ending on the maturity date; and (ii) pay on the $375 million notional amount an annual three month LIBOR plus 2.05% (2.30% as of July 30, 2011) interest payment, payable in four installments on the 1st of every January, April, July and October, commencing on October 1, 2009 and ending on the maturity date. The LIBOR-based rate is set quarterly three months prior to the date of the interest payment. The Company designated these swaps as fair value hedges. The fair value of the swaps at inception was zero and subsequent changes in the fair value of the interest rate swaps were reflected in the carrying value of the interest rate swaps on the balance sheet. The carrying value of the debt on the balance sheet was adjusted by an equal and offsetting amount. The gain or loss on the hedged item (that is, the fixed-rate borrowings) attributable to the hedged benchmark interest rate risk and the offsetting gain or loss on the related interest rate swaps for the nine-month periods ended July 30, 2011 and July 31, 2010 are as follows:

Income Statement	July 30, 2011			July 31, 2010
Classification	Loss on Swaps	Gain on Note	Net Income Effect	Gain on Swaps	Loss on Note	Net Income Effect
Other income	$(4,182)	$4,182	$—	$15,893	$(15,893)	$—
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
     The total notional amount of derivative instruments designated as hedging instruments as of July 30, 2011 and October 30, 2010 was as follows: $375 million of interest rate swap agreements accounted for as fair value hedges, and $149.5 million and $140.0 million, respectively, of cash flow hedges denominated in Euros, British Pounds and Philippine Pesos. The fair value of these hedging instruments in the Company’s condensed consolidated balance sheets as of July 30, 2011 and October 30, 2010 was as follows:

		Fair Value at	Fair Value at
	Balance Sheet Location	July 30, 2011	October 30, 2010
Interest rate swap agreements	Other assets	$22,619	$26,801
Forward foreign currency exchange contracts	Prepaid expenses and other current assets	$4,952	$7,542
     The effect of derivative instruments designated as cash flow hedges on the condensed consolidated statements of income for the three- and nine-month periods ended July 30, 2011 and July 31, 2010 are as follows:

	Three Months Ended
	July 30, 2011	July 31, 2010
Loss recognized in OCI on derivatives (net of tax of $351 in 2011 and $356 in 2010)	$(2,311)	$(1,816)
(Gain) loss reclassified from OCI into income (net of tax of $432 in 2011 and $668 in 2010)	$(2,844)	$3,404

	Nine Months Ended
	July 30, 2011	July 31, 2010
Gain (loss) recognized in OCI on derivatives (net of tax of $693 in 2011 and $1,513 in 2010)	$4,344	$(9,058)
(Gain) loss reclassified from OCI into income (net of tax of $1,027 in 2011 and $460 in 2010)	$(6,856)	$$1,880

     The amounts reclassified into earnings before tax are recognized in cost of sales and operating expenses for the three- and nine-month periods ended July 30, 2011 and July 31, 2010 are as follows:

	Three Months Ended
	July 30, 2011	July 31, 2010
Cost of sales	$1,535	$1,497
Research and development	$833	$1,343
Selling, marketing, general and administrative	$908	$1,232

	Nine Months Ended
	July 30, 2011	July 31, 2010
Cost of sales	$3,784	$218
Research and development	$2,029	$1,116
Selling, marketing, general and administrative	$2,070	$1,006
     All derivative gains and losses included in OCI will be reclassified into earnings within the next 12 months. There was no ineffectiveness in the three- and nine-month periods ended July 30, 2011 or July 31, 2010.
Note 10 — Goodwill and Intangible Assets
Goodwill
     The Company annually evaluates goodwill for impairment as well as whenever events or changes in circumstances suggest that the carrying value of goodwill may not be recoverable. The Company tests goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis on the first day of the fourth quarter (on or about August 1) or more frequently if indicators of impairment exist. For our latest annual impairment assessment which occurred on August 1, 2010, the Company identified its reporting units to be its five operating segments, which meet the aggregation criteria for one reportable segment. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company determines the fair value of its reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. No impairment of goodwill resulted in any of the fiscal periods presented. The Company’s next annual impairment assessment will be performed as of the first day of the fourth quarter of fiscal 2011. The following table presents the changes in goodwill during the first nine months of fiscal 2011:

Nine Months Ended
July 30, 2011
Balance at beginning of period	$255,580
Acquisition of Lyric Semiconductor ( Note 16 )	18,865
Foreign currency translation adjustment	6,423

Balance at end of period	$280,868

Intangible Assets
     The Company reviews finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of assets may not be recoverable. Recoverability of these assets is measured by comparison of their carrying value to future undiscounted cash flows the assets are expected to generate over their remaining economic lives. If such assets are considered to be impaired, the impairment to be recognized in earnings equals the amount by which the carrying value of the assets exceeds their fair value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. Indefinite-lived intangible assets are tested for impairment on an annual basis on the first day of the fourth quarter (on or about August 1) or more frequently if indicators of impairment exist. The impairment test involves the comparison of the fair value of the intangible asset with its carrying amount. No impairment of intangible assets resulted in any of the fiscal periods presented.

Intangible assets consisted of the following:

	July 30, 2011		October 30, 2010
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Technology-based	$6,486	$6,285	$7,166	$6,323
Customer relationships	2,958	2,884	2,858	2,358
In-process research and development	12,200	—	—	—

Total	$21,644	$9,169	$10,024	$8,681

     Intangible assets, excluding in-process research and development (IPR&D), are amortized on a straight-line basis over their estimated useful lives or on an accelerated method of amortization that is expected to reflect the estimated pattern of economic use. IPR&D assets are considered indefinite-lived intangible assets until completion of the associated R&D efforts. Upon completion or abandonment of the projects, the IPR&D assets will be amortized over their estimated useful life. The remaining amortization expense, related to finite-lived intangible assets, will be recognized over a weighted-average period of approximately 0.3 years.
     Amortization expense was $0.3 million and $0.6 million for the three-month periods ended July 30, 2011 and July 31, 2010, respectively, and $1.1 million and $4.2 million for the nine-month periods ended July 30, 2011 and July 31, 2010, respectively.
     The Company expects amortization expense, related to finite-lived intangible assets, to be:

Fiscal	Amortization
Year	Expense
Remainder of 2011	$275
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
     Net periodic pension cost of non-U.S. plans is presented in the following table:

	Three Months Ended
	July 30, 2011	July 31, 2010

Service cost	$2,340	$1,413
Interest cost	2,916	2,252
Expected return on plan assets	(2,797)	(2,598)
Amortization of initial net obligation (asset)	4	(6)
Amortization of net loss (gain)	417	(20)

Net periodic pension cost	$2,880	$1,041

	Nine Months Ended
	July 30, 2011	July 31, 2010
Service cost	$6,872	$4,398
Interest cost	8,544	7,117
Expected return on plan assets	(8,202)	(8,219)
Amortization of initial net obligation (asset)	12	(20)
Amortization of net loss (gain)	1,221	(69)

Net periodic pension cost	$8,447	$3,207

     Pension contributions of $2.6 million and $7.8 million were made by the Company during the three and nine months ended July 30, 2011, respectively. The Company presently anticipates contributing an additional $2.5 million to fund its defined benefit pension plans in fiscal year 2011 for a total of $10.3 million.
Note 12 — Revolving Credit Facility
     As of July 30, 2011, the Company had $3,514.5 million of cash and cash equivalents and short-term investments, of which $1,167.5 million was held in the United States. The balance of the Company’s cash and cash equivalents and short-term investments was held outside the United States in various foreign subsidiaries. As the Company intends to reinvest certain of its foreign earnings indefinitely, this cash is not available to meet certain of the Company’s cash requirements in the United States, including for cash dividends and common stock repurchases. The Company entered into a five-year, $165 million unsecured revolving credit facility with certain institutional lenders in May 2008. To date, the Company has not borrowed under this credit facility but the Company may borrow in the future and use the proceeds for support of commercial paper issuance, stock repurchases, dividend payments, acquisitions, capital expenditures, working capital and other lawful corporate purposes. Any advances under this credit agreement will accrue interest at rates that are equal to LIBOR plus a margin that is based on the Company’s leverage ratio. The terms of the facility impose restrictions on the Company’s ability to undertake certain transactions, to create certain liens on assets and to incur certain subsidiary indebtedness. The terms of this facility also include financial covenants that require the Company to maintain a minimum interest coverage ratio and not exceed a maximum leverage ratio. As of July 30, 2011, the Company was compliant with these covenants.
Note 13 —Debt
     On June 30, 2009, the Company issued $375 million aggregate principal amount of 5.0% senior unsecured notes due July 1, 2014 (the 5.0% Notes) with semi-annual fixed interest payments on January 1 and July 1 of each year, commencing January 1, 2010. The sale of the 5.0% Notes was made pursuant to the terms of an underwriting agreement dated June 25, 2009 between the Company and Credit Suisse Securities (USA) LLC, as representative of the several underwriters named therein. The net proceeds of the offering were $370.4 million, after issuing at a discount and deducting expenses, underwriting discounts and commissions, which will be amortized over the term of the 5.0% Notes. The indenture governing the 5.0% Notes contains covenants that may limit the Company’s ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of its assets to, any other party. As of July 30, 2011, the Company was compliant with these covenants.
     On June 30, 2009, the Company entered into interest rate swap transactions where the Company swapped the notional amount of its $375 million of fixed rate debt at 5.0% into floating interest rate debt through July 1, 2014. Under the terms of the swaps, the Company will (i) receive on the $375 million notional amount a 5.0% annual interest payment that is paid in two installments on the 1st business day of every January and July, commencing January 1, 2010 through and ending on the maturity date; and (ii) pay on the $375 million notional amount an annual three month LIBOR plus 2.05% (2.30% as of July 30, 2011) interest payment, payable in four installments on the 1st business day of every January, April, July and October, commencing on October 1, 2009 and ending on the maturity date. The LIBOR- based rate is set quarterly three months prior to the date of the interest payment. The Company designated these swaps as fair value hedges. The changes in the fair value of the interest rate swaps were reflected in the carrying value of the interest rate swaps in other assets on the balance sheet. The carrying value of the debt on the balance sheet was adjusted by an equal and offsetting amount.

     On December 22, 2010, Analog Devices Holdings B.V., a wholly owned subsidiary of the Company, entered into a credit agreement with Bank of America, N.A., London Branch as administrative agent. The borrower’s obligations are guaranteed by the Company. The credit agreement provides for a term loan facility of $145 million, which matures on December 22, 2013. The terms of the agreement provide for a three year principle amortization schedule with $3.6 million payable quarterly every March, June, September and December with the balance payable upon the maturity date. During the three-months ended July 30, 2011 the Company made an additional principal payment of $17.5 million. The loan will bear interest at a fluctuating rate for each period equal to the annual rate applicable to that interest period plus 1.25% (1.50% as of July 30, 2011). The terms of this facility include limitations on subsidiary indebtedness and on liens against the assets of the Company and its subsidiaries, and also include financial covenants that require the Company to maintain a minimum interest coverage ratio and not exceed a maximum leverage ratio. As of July 30, 2011, the Company was compliant with these covenants. As of July 30, 2011, $14.5 million of this debt was classified as short-term.
     On April 4, 2011, the Company issued $375 million aggregate principal amount of 3.0% senior unsecured notes due April 15, 2016 (the 3.0% Notes) with semi-annual fixed interest payments due on April 15 and October 15 of each year, commencing October 15, 2011. The sale of the 3.0% Notes was made pursuant to the terms of an underwriting agreement dated March 30, 2011 between the Company and Credit Suisse Securities (USA) LLC and Merrill Lynch, Pierce, Fenner and Smith Incorporated, as representative of the several underwriters named therein. The net proceeds of the offering were $370.5 million, after issuing at a discount and deducting expenses, underwriting discounts and commissions, which will be amortized over the term of the 3.0% Notes. The indenture governing the 3.0% Notes contains covenants that may limit the Company’s ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of its assets to, any other party. As of July 30, 2011, the Company was compliant with these covenants.
Note 14 — Common Stock Repurchase
     The Company’s common stock repurchase program has been in place since August 2004. In the aggregate, the Board of Directors has authorized the Company to repurchase $5 billion of the Company’s common stock under the program. Under the program, the Company may repurchase outstanding shares of its common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of the Company’s Board of Directors, the repurchase program will expire when the Company has repurchased all shares authorized under the program. As of July 30, 2011, the Company had repurchased a total of approximately 122.4 million shares of its common stock for approximately $4,195.7 million under this program. An additional $804.3 million remains available for repurchase of shares under the current authorized program. The repurchased shares are held as authorized but unissued shares of common stock. Any future common stock repurchases will be dependent upon several factors, including the amount of cash available to the Company in the United States and the Company’s financial performance, outlook and liquidity. The Company also from time to time repurchases shares in settlement of employee tax withholding obligations due upon the vesting of restricted stock units, or in certain limited circumstances to satisfy the exercise price of options granted to the Company’s employees under the Company’s equity compensation plans.
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

	Nine Months Ended
	July 30, 2011	July 31, 2010
Gain on sale of discontinued operations before income taxes	$10,000	$1,316
Provision for income taxes	3,500	457

Gain on sale of discontinued operations, net of tax	$6,500	$859

Note 16 — Acquisitions
     On June 9, 2011, the Company acquired 100% of the outstanding stock of privately-held Lyric Semiconductor, Inc. (Lyric) of Cambridge, Massachusetts. The acquisition of Lyric allows the Company to implement probability processing in silicon for use in processing analog signals. The acquisition-date fair value of the consideration transferred totaled $27.8 million, which consisted of $14.0 million in initial cash payments at closing and contingent consideration of $13.8 million. The contingent consideration arrangement requires additional cash payments of up to an aggregate of $15 million upon the achievement of certain technological milestones payable during the period from June 2011 through June 2016. The Company estimated the fair value of the contingent consideration arrangement utilizing the income approach. Changes in the fair value of the contingent consideration subsequent to the acquisition date primarily driven by assumptions pertaining to the achievement of the defined milestones will be recognized in earnings in the period of the estimated fair value change. As of July 30, 2011 no contingent payments have been made.
     The Company allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition resulting in the recognition of $12.2 million of IPR&D, $18.9 million of goodwill and $3.3 million of deferred taxes. The goodwill recognized is attributable to future technologies that have yet to be determined as well as the assembled workforce of Lyric. Future technologies do not meet the criteria for recognition separately from goodwill because they are a part of future development and growth of the business. None of the goodwill is expected to be deductible for tax purposes.
     In addition, the Company will be obligated to pay royalties on revenue recognized from the sale of Lyric products and licenses through the earlier of 20 years or a maximum of $25 million. Royalty payments require post-acquisition services to be rendered and, as such, the Company will record these amounts as compensation expense in the related periods. As of July 30, 2011, no royalty payments have been made.
     The Company recognized $0.2 million of acquisition related costs that were expensed in the current period. These costs are included in operating expenses in the consolidated income statement.
     The Company has not provided pro forma results of operations for Lyric herein as the acquisition not material to the Company. The Company included the results of operations of this acquisition in its consolidated statement of income from the date of such acquisition.
Note 17 — Income Taxes
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

     Fiscal Years 2004 and 2005 IRS Examination
     During the fourth quarter of fiscal 2007, the Internal Revenue Service (IRS) completed its field examination of the Company’s fiscal years 2004 and 2005. On January 2, 2008, the IRS issued its report for fiscal 2004 and 2005, which included four proposed adjustments related to these two fiscal years that the Company protested to the IRS Appeals Office. Two of the unresolved matters were one-time issues that pertain to Section 965 of the Internal Revenue Code related to the beneficial tax treatment of dividends paid from foreign owned companies under The American Jobs Creation Act. The other matters pertained to the computation of the research and development (R&D) tax credit and certain profits earned from manufacturing activities carried on outside the United States. The Company recorded a tax liability for a portion of the proposed R&D tax credit adjustment. These four items had an additional potential tax liability of $46 million. The Company concluded, based on discussions with its tax advisors, that these items were not likely to result in any additional tax liability. Therefore, the Company did not record a tax liability for these items.
     During the second quarter of fiscal 2011, the Company reached settlement with the IRS Appeals Office on three of the four items under protest. The remaining unresolved matter is a one-time issue pertaining to Section 965 of the Internal Revenue Code related to the beneficial tax treatment of dividends from foreign owned companies under The American Jobs Creation Act. The Company will file a petition with the Tax Court with respect to this open matter. The potential liability for this adjustment is $36.5 million. The Company has concluded, based on discussions with its tax advisors, that this item is not likely to result in any additional tax liability. Therefore, the Company has not recorded any additional tax liability for this issue.
     Fiscal Years 2006 and 2007 IRS Examination
     During the third quarter of fiscal 2009, the IRS completed its field examination of the Company’s fiscal years 2006 and 2007. The IRS and the Company agreed on the treatment of a number of issues that have been included in an Issue Resolutions Agreement related to the 2006 and 2007 tax returns. However, no agreement was reached on the tax treatment of a number of issues for the fiscal 2006 and fiscal 2007 years, including the same R&D credit and foreign manufacturing issues mentioned above related to fiscal 2004 and 2005, the pricing of intercompany sales (transfer pricing) and the deductibility of certain stock option compensation expenses. The Company recorded taxes related to a portion of the proposed R&D tax credit adjustment. These four items had an additional potential total tax liability of $195 million. The Company concluded, based on discussions with its tax advisors that these items were not likely to result in any additional tax liability. Therefore, the Company did not record any additional tax liability for these items and appealed these proposed adjustments through the normal processes for the resolution of differences between the IRS and taxpayers.
     During the second quarter of fiscal 2011, the Company reached an agreement with the IRS Appeals Office on three of the four protested items, two of which were the same issues settled relating to the 2004 and 2005 fiscal years. Transfer pricing remained as the only item under protest with the IRS Appeals Office related to the fiscal 2006 and fiscal 2007 years. The potential U.S. tax liability for this matter would have been $157.5 million. The Company concluded, based on discussions with its tax advisors, that this item was not likely to result in any additional tax liability. Therefore, the Company did not record a tax liability for this issue.

     During the third quarter of fiscal 2011, the Company reached an agreement with the IRS Appeals Office on transfer pricing, the remaining item under protest related to the fiscal 2006 and fiscal 2007 years. Under this agreement, there is no tax owed on the transfer pricing issue for those years.
     As a result of settling all but the one-time issue pertaining to Section 965 of the Internal Revenue Code related to the beneficial tax treatment of dividends from foreign owned companies under The American Jobs Creation Act for the fiscal 2004 through fiscal 2007 years at the IRS Appeals Office, the Company recorded a net $10.8 million tax benefit in the second quarter of fiscal 2011. The Company will file a petition with the Tax Court for the open matter.
     Fiscal Years 2008 and 2009 IRS Examination
     The IRS has not started their examination of the Company’s fiscal year 2008 or fiscal year 2009.
Uncertain tax positions
     The following table summarizes the changes in the total amounts of uncertain tax positions for the nine months ended July 30, 2011.

Balance, October 30, 2010	$18,447
Additions based on tax positions related to the prior year	9,265
Reductions for tax positions related to prior years	(17,677)
Settlements with taxing authorities	(370)

Balance, July 30, 2011	$9,665

     Although the Company believes its estimates of income tax payable are reasonable, no assurance can be given that the Company will prevail in the matters raised and that the outcome of these matters will not be different than that which is reflected in the historical income tax provisions and accruals. The Company believes such differences would not have a material impact on the Company’s financial condition but could have a material impact on the Company’s income tax provision, operating results and operating cash flows in the period in which such matters are resolved as well as for subsequent years.
Note 18 — New Accounting Pronouncements
Standards Implemented
     Multiple-Deliverable Revenue Arrangements
     In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2009-13 — Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (formerly EITF Issue No. 08-1) (ASU No. 2009-13). This standard modifies the revenue recognition guidance for arrangements that involve the delivery of multiple elements, such as product, software, services or support, to a customer at different times as part of a single revenue generating transaction. This standard provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. The standard also expands the disclosure requirements for multiple-deliverable revenue arrangements. ASU No. 2009-13 is effective for fiscal years that begin on or after June 15, 2010, which is the Company’s fiscal year 2011. The adoption of ASU 2009-13 in the first quarter of fiscal 2011 did not have a material impact on the Company’s financial condition and results of operations.
Standards to be Implemented
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
     Fair Value Measurement
     In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs (ASU No. 2011-04). ASU No. 2011-04 amended ASC 820, Fair Value Measurements and Disclosures, to converge the fair value measurement guidance in U.S. GAAP and International Financial Reporting Standards (IFRSs). Some of the amendments clarify the application of existing fair value measurement requirements, while other amendments change a particular principle in ASC 820. In addition, ASU No. 2011-04 requires additional fair value disclosures. The amendments are to be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011, which is the Company’s second quarter of fiscal year 2012. The Company is currently evaluating the impact, if any, that ASU No. 2011-04 may have on the Company’s financial condition and results of operations.
     Comprehensive Income
     In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (ASU No. 2011-05). ASU No. 2011-05 amended ASC 320, Comprehensive Income, to converge the presentation of comprehensive income between U.S GAAP and IFRS. ASU No. 2011-05 requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements and requires reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement in changes of stockholders equity. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 which is the Company’s fiscal year 2013. The adoption of ASU No. 2011-05 will affect the presentation of comprehensive income but will not impact the Company’s financial condition or results of operations.
Note 19 — Subsequent Event
     On August 15, 2011, the Company’s Board of Directors declared a cash dividend of $0.25 per outstanding share of common stock. The dividend will be paid on September 14, 2011 to all shareholders of record at the close of business on August 26, 2011.

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
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations, including in particular the section entitled “Outlook,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbor created under the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections regarding our future financial performance, particularly in light of sovereign debt issues globally, the uncertainty in global credit and financial markets; the impact of the recent earthquake and tsunami in Japan; declines in customer demand for our products; our anticipated growth and trends in our businesses, our future capital needs and capital expenditures; our future market position and expected competitive changes in the marketplace for our products; our ability to innovate new products and technologies; the timing or the effectiveness of our efforts to refocus our operations and reduce our cost structure and the expected amounts of any cost savings related to those efforts; our ability to access credit or capital markets; our ability to pay dividends or repurchase stock; our ability to service our outstanding debt; our expected tax rate; the future actions of our third-party suppliers; the expected outcomes of intellectual property and litigation matters; potential acquisitions or divestitures; the expected activities of our key personnel; the effect of new accounting pronouncements and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified in Part II, Item 1A. Risk Factors and elsewhere in this Quarterly Report on Form 10-Q. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements except to the extent required by law.
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
Results of Operations
(all tabular amounts in thousands except per share amounts and percentages)
Overview

	Three Months Ended		Nine Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Revenue	$757,902	$720,290	$2,277,186	$1,991,513
Gross margin %	67.2%	66.7%	67.0%	64.4%
Income from continuing operations, net of tax	$219,935	$199,491	$677,367	$486,231
Income from continuing operations, net of tax, as a % of revenue	29.0%	27.7%	29.7%	24.4%
Diluted EPS from continuing operations	$0.71	$0.65	$2.19	$1.59
Diluted EPS	$0.71	$0.65	$2.21	$1.59

     The year-to-year revenue changes by end market and product category are more fully outlined below under Revenue Trends by End Market and Revenue Trends by Product Type.
     During the three and nine months ended July 30, 2011, our revenue increased 5% and 14%, respectively, as compared to the same periods of fiscal 2010. Our diluted earnings per share from continuing operations increased to $0.71 from $0.65 in the third quarter of fiscal 2011 as compared to the third quarter of fiscal 2010, and increased to $2.19 from $1.59 in the first nine months of fiscal 2011 as compared to the first nine months of fiscal 2010. Cash flow from operations in the first nine months of fiscal 2011 was $670.4 million, or 29% of revenue. We received proceeds of $515.5 million during the first nine months of fiscal 2011 relating to the issuance of $375 million aggregate principal amount of 3.0% senior unsecured notes and a $145 million term loan facility we entered into through a wholly owned subsidiary. In addition, we received $189.2 million in net proceeds related to employee stock option exercises. In the first nine months of fiscal 2011, we repurchased a total of approximately 6.5 million shares of our common stock for an aggregate of $247.4 million, distributed $206.8 million to our shareholders in dividend payments and paid $96.7 million for capital expenditures. These factors contributed to the net increase in cash and cash equivalents of $287.8 million in the first nine months of fiscal 2011.
     The year-to-year increase in revenue and profitability for the three and nine months ended July 30, 2011 was primarily the result of the continued resurgence of economic activity and improving global macro-economic conditions following the general economic downturn resulting from the global credit and financial crisis. The strong growth we experienced in the first six months of fiscal 2011, including a 9% sequential revenue increase in our second fiscal quarter, was followed by a 4% sequential revenue decline in the third fiscal quarter. The 9% sequential revenue increase in the second fiscal quarter included increased inventory stocking by our customers as a result of the Japanese earthquake and tsunami. The 4% sequential revenue decline in our third fiscal quarter was partially the result of inventory corrections following the inventory buildup in the prior quarter and, in addition, revenue for some of our products was curtailed because shortages of other components at some of our customers, delayed their orders to us.
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

	Three Months Ended			Three Months Ended
	July 30, 2011			July 31, 2010
		% of			% of
	Revenue	Revenue*	Y/Y%	Revenue	Revenue*
Industrial	$365,158	48%	8%	$339,629	47%
Automotive	101,190	13%	21%	83,462	12%
Consumer	115,983	15%	(14%)	134,379	19%
Communications	164,560	22%	10%	149,690	21%
Computer	11,011	1%	(16%)	13,130	2%

Total revenue	$757,902	100%	5%	$720,290	100%

*	The sum of the individual percentages does not equal the total due to rounding.

	Nine Months Ended			Nine Months Ended
	July 30, 2011			July 31, 2010
		% of			% of
	Revenue	Revenue	Y/Y%	Revenue	Revenue
Industrial	$1,085,078	48%	18%	$917,941	46%
Automotive	302,056	13%	26%	239,206	12%
Consumer	346,314	15%	(8%)	378,048	19%
Communications	507,655	22%	22%	415,371	21%
Computer	36,083	2%	(12%)	40,947	2%

Total revenue	$2,277,186	100%	14%	$1,991,513	100%

     Industrial — The year-to-year increase in revenue in the three- and nine-month periods ended July 30, 2011 in industrial end market revenue was primarily the result of a broad-based increase in demand in this end market. The year-to-year increase in the three-month period ended July 30, 2011 was most significant for products sold into the industrial automation sector and to a lesser extent, products sold into the energy sector. The year-to-year increase in revenue in the nine-month period ended July 30, 2011 was most significant for products sold into the instrumentation and industrial automation sectors and, to a lesser extent, products sold into the energy and health care sectors.
     Automotive — The year-to-year increase in revenue in the three- and nine-month periods ended July 30, 2011 in automotive end market revenue was primarily the result of a general increase in the electronic content found in vehicles and, to a lesser extent, a general increase in demand by our customers.
     Consumer — The year-to-year decrease in revenue in the three- and nine- month periods ended July 30, 2011 in consumer end market revenue was primarily the result of a decrease in demand for products in the digital camera and home entertainment sector primarily as a result of the impact of the earthquake and tsunami that occurred in Japan in March 2011, partially offset by an increase in demand for products used in other consumer applications in this end market.
     Communications — The year-to-year increase in revenue in the three- and nine-month periods ended July 30, 2011 in communications end market revenue was primarily the result of a broad-based increase in demand in this end market, which was most significant for the base station end market sector.
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

	Three Months Ended			Three Months Ended
	July 30, 2011			July 31, 2010
		% of			% of
	Revenue	Revenue*	Y/Y%	Revenue	Revenue*
Converters	$337,266	44%	0%	$337,168	47%
Amplifiers / Radio frequency	197,494	26%	7%	183,932	26%
Other analog	106,690	14%	25%	85,237	12%

Subtotal analog signal processing	641,450	85%	6%	606,337	84%
Power management & reference	54,924	7%	3%	53,412	7%

Total analog products	$696,374	92%	6%	$659,749	92%

Digital signal processing	61,528	8%	2%	60,541	8%

Total revenue	$757,902	100%	5%	$720,290	100%

*	The sum of the individual percentages does not equal the total due to rounding.

	Nine Months Ended			Nine Months Ended
	July 30, 2011			July 31, 2010
		% of			% of
	Revenue	Revenue*	Y/Y%	Revenue	Revenue
Converters	$1,020,219	45%	9%	$937,918	47%
Amplifiers / Radio frequency	605,694	27%	21%	501,505	25%
Other analog	309,124	14%	28%	241,836	12%

Subtotal analog signal processing	1,935,037	85%	15%	1,681,259	84%
Power management & reference	164,368	7%	18%	139,032	7%

Total analog products	$2,099,405	92%	15%	$1,820,291	91%

Digital signal processing	177,781	8%	4%	171,222	9%

Total revenue	$2,277,186	100%	14%	$1,991,513	100%

*	The sum of the individual percentages does not equal the total due to rounding.
     The year-to-year increase in total revenue in the three- and nine-month periods ended July 30, 2011 was primarily the result of a broad-based increase in sales across all product categories.
Revenue Trends by Geographic Region
     Revenue by geographic region, based upon customer location, for the three- and nine-month periods ended July 30, 2011 and July 31, 2010 was as follows:

	Three Months Ended		Nine Months Ended
Region	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
United States	$132,124	$129,933	$408,720	$375,256
Rest of North and South America	39,794	40,189	125,526	108,052
Europe	215,751	186,035	638,371	504,031
Japan	97,196	109,530	294,143	325,751
China	157,877	132,119	460,569	347,642
Rest of Asia	115,160	122,484	349,857	330,781

Total revenue	$757,902	$720,290	$2,277,186	$1,991,513

     In the three- and nine-month periods ended July 30, 2011 and July 31, 2010, the predominant countries comprising “Rest of North and South America” are Canada and Mexico; the predominant countries comprising “Europe” are Germany, Sweden, France and the United Kingdom; and the predominant countries comprising “Rest of Asia” are Taiwan and South Korea.
     Sales increased in the United States, Europe and China while sales decreased in all other regions in the third quarter of fiscal 2011 as compared to third quarter of fiscal 2010. Sales increased in all geographic regions except Japan in the first nine months of fiscal 2011 as compared to the first nine months of fiscal 2010. Sales in Europe and China experienced the largest increases in both the three- and nine-month periods ended July 30, 2011 as compared to the same periods in fiscal year 2010, primarily as a result of increases in sales activity in the industrial and communications end market sector. The most significant year-to-year decrease in sales by region in both the three- and nine-month periods ended July 30, 2011 occurred in Japan. This decrease was primarily the result of lower sales activity in the consumer end market sector in this region primarily as a result of the earthquake and tsunami that occurred in Japan in March 2011, partially offset by an increase in industrial end market sales in this region.

Gross Margin

	Three Months Ended		Nine Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Gross margin	$509,640	$480,202	$1,526,027	$1,283,193
Gross margin %	67.2%	66.7%	67.0%	64.4%
     Gross margin percentage was higher by 50 and 260 basis points, respectively, in the three- and nine-month periods ended July 30, 2011 as compared to the same periods of fiscal 2010 primarily as a result of an increase in sales of $37.6 million and $285.7 million, respectively, increased operating levels in our manufacturing facilities and the impact of efforts to reduce overall manufacturing costs, including the savings realized as a result of wafer fabrication consolidation actions.
Research and Development

	Three Months Ended		Nine Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
R&D expenses	$128,476	$126,987	$381,681	$364,165
R&D expenses as a % of revenue	17.0%	17.6%	16.8%	18.3%
     Research and development, or R&D, expenses increased $1.5 million, or 1%, in the third quarter of fiscal 2011 as compared to the third quarter of fiscal 2010. The slight increase was primarily the result of higher employee salary and benefit expense due to salary increases that were effective at the beginning of the second quarter of fiscal 2011, and a general increase in spending. These increases were partially offset by lower variable compensation expense, which is a variable expense linked to our overall profitability and revenue growth.
     R&D expenses increased $17.5 million, or 5%, in the nine months ended July 30, 2011 as compared to the nine months ended July 31, 2010. The increase was primarily the result of higher employee salary and benefit expense due to salary increases that were effective at the beginning of the second quarter of fiscal 2011, increased headcount and a general increase in spending.
     R&D expenses as a percentage of revenue will fluctuate from year-to-year depending on the amount of revenue and the success of new product development efforts, which we view as critical to our future growth. At any point in time we have hundreds of R&D projects underway, and we believe that none of these projects are material on an individual basis. We expect to continue the development of innovative technologies and processes for new products, and we believe that a continued commitment to R&D is essential in order to maintain product leadership with our existing products and to provide innovative new product offerings, and therefore, we expect to continue to make significant R&D investments in the future.
Selling, Marketing, General and Administrative

	Three Months Ended		Nine Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
SMG&A expenses	$102,323	$102,070	$307,613	$288,211
SMG&A expenses as a % of revenue	13.5%	14.2%	13.5%	14.5%
     Selling, marketing, general and administrative, or SMG&A, expenses remained flat in the third quarter of fiscal 2011 as compared to the third quarter of fiscal 2010. Decreases in variable compensation expense, which is a variable expense linked to our overall profitability and revenue growth, were offset by higher employee salary and benefit expense due to salary increases that were effective at the beginning of the second quarter of fiscal 2011 and a general increase in spending.
     SMG&A increased $19.4 million, or 7%, in the nine months ended July 30, 2011 as compared to the nine months ended July 31, 2010. The increase was primarily the result of higher employee salary and benefit expense due to salary increases that were effective at the beginning of the second quarter of fiscal 2011, increased headcount and a general increase in spending.

These increases were partially offset by lower variable compensation expense, which is a variable expense linked to our overall profitability and revenue growth.
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

     During the first quarter of fiscal 2010, we recorded an additional charge of $4.7 million related to this cost reduction action. Approximately $3.4 million of the charge related to lease obligation costs for the Cambridge wafer fabrication facility, which we ceased using in the first quarter of fiscal 2010, and the remaining $1.3 million of the charge related to clean-up and closure costs. These cost reductions resulted in annual savings of approximately $2.4 million, which we began realizing in the first quarter of fiscal 2010. This action was completed during the third quarter of fiscal 2011.
Operating Income from Continuing Operations

	Three Months Ended		Nine Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Operating income from continuing operations	$278,841	$251,145	$836,733	$614,334
Operating income from continuing operations as a % of Revenue	36.8%	34.9%	36.7%	30.8%
     The $27.7 million increase in operating income from continuing operations in the third quarter of fiscal 2011 as compared to the third quarter of fiscal 2010 was primarily the result of an increase in revenue of $37.6 million and a 50 basis point increase in gross margin percentage.
     The $222.4 million increase in operating income from continuing operations in the nine months ended July 30, 2011 as compared to the nine months ended July 31, 2010 was primarily the result of an increase in revenue of $285.7 million and a 260 basis point increase in gross margin percentage. This increase in operating income from continuing operations was partially offset by an increase in R&D and SMG&A expenses as more fully described above under the headings Research and Development and Selling, Marketing, General and Administrative.
Nonoperating (Income) Expense

	Three Months Ended		Nine Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Interest expense	$6,159	$2,614	$13,067	$7,720
Interest income	(2,395)	(3,206)	(6,877)	(7,411)
Other, net	206	416	96	417

Total nonoperating (income) expense	$3,970	$(176)	$6,286	$726

     Nonoperating (income) expense was higher by $4.1 million in the third quarter of fiscal 2011 as compared to the third quarter of fiscal 2010 and was higher by $5.6 million in the nine-months ended July 30, 2011 as compared to the nine months ended July 31, 2010. The increase in the three and nine months ended July 30, 2011 was primarily due to an increase in interest expense incurred as a result of the issuance of $375 million aggregate principal amount of 3.0% senior unsecured notes on April 4, 2011 and the $145 million term loan facility we entered into through a wholly owned subsidiary in December 2010. In addition, interest income decreased in the three and nine months ended July 30, 2011 as compared to the same periods of fiscal 2010 primarily as a result of lower interest rates, which contributed to the increase in nonoperating (income) expense.
Provision for Income Taxes

	Three Months Ended		Nine Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Provision for income taxes	$54,936	$51,830	$153,080	$127,377
Effective income tax rate	20.0%	20.6%	18.4%	20.8%
     Our effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where our income is earned.

       Our effective tax rate for the third quarter of fiscal 2011 was lower by 60 basis points compared to our effective tax rate for the third quarter of fiscal 2010. The slight decrease in our tax rate was a result of the impact of the federal R&D tax credit in the third quarter of fiscal 2011 that was not available during the third quarter of fiscal 2010.
       Our effective tax rate for the nine months ended July 30, 2011 was lower by 240 basis points compared to our effective tax rate for the nine months ended July 31, 2010. The tax rate for the nine months ended July 30, 2011 included the following items which caused a decrease in our tax rate: the reinstatement of the federal R&D tax credit in December 2010 retroactive to January 1, 2010 resulting in a $6 million income tax savings, a $7 million reduction in the state tax credits valuation reserve that we believe we can now recover, a $0.5 million tax benefit from the increase in Irish deferred taxes as a result of the increase in the Irish manufacturing tax rate from 10% to 12.5% and a net $10.8 million tax benefit related to the settlement with the Appeals Office of the Internal Revenue Service of certain tax matters for the fiscal 2004 through fiscal 2007 tax years. The nine months ended July 31, 2010 also included special charges, a majority of which provided a tax benefit at the higher U.S. tax rate.
Income from Continuing Operations, net of tax

	Three Months Ended		Nine Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Income from continuing operations, net of tax	$219,935	$199,491	$677,367	$486,231
Income from continuing operations, net of tax, as a % of revenue	29.0%	27.7%	29.7%	24.4%
Diluted EPS from continuing operations	$0.71	$0.65	$2.19	$1.59
     Net income from continuing operations in the third quarter of fiscal 2011 was higher than in the third quarter of fiscal 2010 by approximately $20.4 million primarily as a result of the $27.7 million increase in operating income from continuing operations, offset by an increase in nonoperating (income) expense and a higher provision for income taxes in the third quarter of fiscal 2011 than in the third quarter of fiscal 2010.
     Net income from continuing operations in the nine months ended July 30, 2011 was higher than in the nine months ended July 31, 2010 by approximately $191.1 million primarily as a result of the $222.4 million increase in operating income from continuing operations, offset by a higher provision for income taxes in the nine months ended July 30, 2011 than in the nine months ended July 31, 2010.
Discontinued Operations

	Nine Months Ended
	July 30, 2011	July 31, 2010
Gain on sale of discontinued operations, net of tax	$6,500	$859
Diluted EPS from discontinued operations	$0.02	$0.00
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
     We are planning for revenue in the fourth quarter of fiscal 2011 to be in the range of $715 million to $755 million. Our plan is for gross margin for the fourth quarter of fiscal 2011 to be approximately 65% to 66% and for operating expenses to be approximately flat to down 3% from the third quarter of fiscal 2011. As a result, we are planning for diluted earnings per share from continuing operations to be in the range of $0.60 to $0.68 in the fourth quarter of fiscal 2011.

Liquidity and Capital Resources

	Nine Months Ended
	July 30, 2011	July 31, 2010
Net cash provided by operations	$670,369	$716,899
Net cash provided by operations as a % of revenue	29.4%	36.0%
     At July 30, 2011, cash, cash equivalents and short-term investments totaled $3,514.5 million. The primary sources of funds for the first nine months of fiscal 2011 were net cash generated from operating activities of $670.4 million, proceeds of $515.5 million relating to the issuance of $375 million aggregate principal amount of 3.0% senior unsecured notes due April 15, 2016 and the $145 million term loan facility we entered into through a wholly owned subsidiary. In addition, we received $189.2 million in net proceeds from employee stock option exercises. The principal uses of funds for the first nine months of fiscal 2011 were the repurchase of approximately 6.5 million shares of our common stock for an aggregate of $247.4 million, dividend payments of $206.8 million and capital expenditures of $96.7 million. These factors contributed to the net increase in cash and cash equivalents of $287.8 million in the first nine months of fiscal 2011.

	July 30, 2011	October 30, 2010
Accounts receivable	$375,011	$387,169
Days sales outstanding	45	46

Inventory	$299,332	$277,478
Days cost of sales in inventory	110	100
     Accounts receivable at July 30, 2011 decreased $12.2 million, or 3%, from the end of the fourth quarter of fiscal 2010. The decrease in receivables was primarily the result of lower revenue in the third quarter of fiscal 2011 as compared to the fourth quarter of fiscal 2010. Days sales outstanding decreased by one day as a result of lower product shipments in the final month of the third quarter of fiscal 2011 as compared to the final month of the fourth quarter of fiscal 2010.
     Inventory at July 30, 2011 increased by $21.9 million, or 8%, from the end of the fourth quarter of fiscal 2010. The increase in inventory relates primarily to an increase in manufacturing production to support the higher revenue levels recorded in the first nine months of fiscal 2011. Days cost of sales in inventory increased ten days primarily due to lower manufacturing costs, which resulted in cost of sales increasing only 2% from the fourth quarter of fiscal 2010 to the third quarter of fiscal 2011 as compared to an 8% increase in inventory during this same time period.
     Current liabilities decreased to $556.3 million at July 30, 2011, a decrease of $87.2 million, or 14%, from $643.5 million at the end of fiscal 2010. This decrease was primarily due to a decrease in income tax payable as a result of the settlement with the Appeals Office of the Internal Revenue Service of certain tax matters for the fiscal 2004 through fiscal 2007 tax years. In addition, accrued liabilities declined as a result of a decrease in variable compensation expense. These decreases were partially offset by an increase in the current portion of our long-term debt in relation to the term loan facility entered into in December 2010 through our wholly owned subsidiary and an increase in deferred income on shipments to distributors, net, more fully described below.
     As of July 30, 2011 and October 30, 2010, we had gross deferred revenue of $367.5 million and $327.2 million, respectively, and gross deferred cost of sales of $90.0 million and $84.4 million, respectively. Deferred income on shipments to distributors increased by approximately $34.7 million in the first nine months of fiscal 2011 primarily as a result of our shipments to our distributors in the first nine months of fiscal 2011 exceeding the distributors’ sales to their customers during this same time period. Sales to distributors are made under agreements that allow distributors to receive price-adjustment credits and to return qualifying products for credit, as determined by us, in order to reduce the amounts of slow-moving, discontinued or obsolete product from their inventory. Given the uncertainties associated with the levels of price-adjustment credits to be granted to distributors, the sales price to the distributors is not fixed or determinable until the distributors resell the products to their customers. Therefore, we defer revenue recognition from sales to distributors until the distributors have sold the products to their customers. The amount of price-adjustments is dependent on future overall market conditions, and therefore the levels of these adjustments could fluctuate significantly from period to period. To the extent that we experience a significant increase in the amount of credits we issue to our distributors, there could be a material impact on the ultimate revenue and gross margin recognized relating to these transactions.

     Net additions to property, plant and equipment were $96.7 million in the first nine months of fiscal 2011 and were funded with a combination of cash on hand and cash generated from operations. We expect capital expenditures of approximately $125 million in fiscal 2011 to be used primarily in our manufacturing facilities.
     On August 15, 2011, our Board of Directors declared a cash dividend of $0.25 per outstanding share of common stock. The dividend will be paid on September 14, 2011 to all shareholders of record at the close of business on August 26, 2011 and is expected to total approximately $74.9 million. We currently expect quarterly dividends to continue at $0.25 per share, although they remain subject to determination and declaration by our Board of Directors. The payment of future dividends, if any, will be based on several factors including our financial performance, outlook and liquidity.
     Our common stock repurchase program has been in place since August 2004. On November 19, 2010, our Board of Directors authorized the repurchase by us of an additional $1 billion of our common stock, increasing the total amount of our common stock we are authorized to repurchase under the program to $5 billion. Under the program, we may repurchase outstanding shares of our common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized under the program. As of July 30, 2011, we had repurchased a total of approximately 122.4 million shares of our common stock for approximately $4,195.7 million under this program. As of July 30, 2011, an additional $804.3 million worth of shares remains available for repurchase under the current authorized program. The repurchased shares are held as authorized but unissued shares of common stock. Any future common stock repurchases will be dependent upon several factors, including the amount of cash available to us in the United States, and our financial performance, outlook and liquidity. We also from time to time repurchase shares in settlement of employee tax withholding obligations due upon the vesting of restricted stock units or the exercise of stock options, or in certain limited circumstances to satisfy the exercise price of options granted to our employees under our equity compensation plans.
     On June 30, 2009, we issued $375 million aggregate principal amount of 5.0% senior unsecured notes due July 1, 2014 (the 5.0% Notes) with annual interest payments of 5.0% paid in two installments on January 1 and July 1 of each year, commencing January 1, 2010. The net proceeds of the offering were $370.4 million, after issuing at a discount and deducting expenses, underwriting discounts and commissions, which will be amortized over the term of the 5.0% Notes. We swapped the fixed interest portion of these Notes for a variable interest rate based on the three-month LIBOR plus 2.05% (2.30% as of July 30, 2011). The variable interest payments based on the variable annual rate are payable quarterly. The LIBOR based rate is set quarterly three months prior to the date of the interest payment. The indenture governing the 5.0% Notes contains covenants that may limit our ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of our assets to any other party.
     On December 22, 2010, Analog Devices Holdings B.V., a wholly owned subsidiary of ours, entered into a credit agreement with Bank of America, N.A., London Branch as administrative agent. The borrower’s obligations are guaranteed by us. The credit agreement provides for a term loan facility of $145 million, which matures on December 22, 2013. The terms of the agreement provide for a three-year principal amortization schedule with $3.6 million payable quarterly every March, June, September and December with the balance payable upon the maturity date. During the three-months ended July 30, 2011 we made an additional principal payment of $17.5 million. The loan will bear interest at a fluctuating rate for each period equal to the annual LIBOR rate applicable to that interest period plus 1.25% (1.50% as of July 30, 2011). The terms of this facility include limitations on subsidiary indebtedness and on liens against our assets and the assets of our subsidiaries, and also include financial covenants that require us to maintain a minimum interest coverage ratio and not exceed a maximum leverage ratio. The proceeds of this loan are being used to restructure our captive finance subsidiaries.
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
     At July 30, 2011, our principal source of liquidity was $3,514.5 million of and cash equivalents and short-term investments of which approximately $1,167.5 million was held in the United States. The balance of our cash and cash equivalents and short-term investments was held outside the United States in various foreign subsidiaries. As we intend to reinvest certain of our foreign earnings indefinitely, this cash held outside the United States is not available to meet certain of our cash requirements in the United States, including for cash dividends and common stock repurchases.
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
Contractual Obligations
     On December 22, 2010, Analog Devices Holdings B.V. a wholly owned subsidiary of ours, entered into a credit agreement with Bank of America, N.A., London Branch as administrative agent. The borrower’s obligations are guaranteed by us. The credit agreement provides for a term loan facility of $145 million, which matures on December 22, 2013. The terms of the agreement provide for a three-year principal amortization schedule with $3.6 million payable quarterly every March, June, September and December with the balance payable upon the maturity date. During the three-months ended July 30, 2011 we made an additional principal payment of $17.5 million. The loan will bear interest at a fluctuating rate for each period equal to the annual LIBOR rate applicable to that interest period plus 1.25% (1.50% as of July 30, 2011). The terms of this facility include limitations on subsidiary indebtedness and on liens against our assets and the assets of our subsidiaries, and also include financial covenants that require us to maintain a minimum interest coverage ratio and not exceed a maximum leverage ratio. As of July 30, 2011, we were compliant with these covenants. As of July 30, 2011, $14.5 million of this debt was classified as short-term.
     On April 4, 2011, we issued $375 million aggregate principal amount of 3.0% senior unsecured notes due April 15, 2016 with semi-annual fixed interest payments due on April 15 and October 15 of each year, commencing October 15, 2011. The indenture governing the 3.0% Notes contains covenants that may limit our ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of our assets to, any other party. As of July 30, 2011, we were compliant with these covenants.
     Assuming the current three-month LIBOR remains the same for the duration of the credit agreement and assuming the debt obligations are held to maturity, the following amounts will be due under the credit agreement and were not previously reflected in the contractual obligations table contained in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended October 30, 2010:

			Payment due by period
		Less than			More than
(in thousands)	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt obligations	$495,233	$14,500	$105,733	$375,000	$—
Interest payments associated with long-term debt obligations	60,527	13,345	35,932	11,250	—

Total	$555,760	$27,845	$141,665	$386,250	$—

     There have been no other material changes during the first nine months of fiscal 2011 to the amounts presented in the table summarizing our contractual obligations included in our Annual Report on Form 10-K for the fiscal year ended October 30, 2010.
New Accounting Pronouncements
Standards Implemented
     Multiple-Deliverable Revenue Arrangements
     In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2009-13 — Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (formerly EITF Issue No. 08-1) (ASU No. 2009-13). This standard modifies the revenue recognition guidance for arrangements that involve the delivery of multiple elements, such as product, software, services or support, to a customer at different times as part of a single revenue generating transaction. This standard provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. The standard also expands the disclosure requirements for multiple-deliverable revenue arrangements. ASU No. 2009-13 is effective for fiscal years that begin on or after June 15, 2010, which is our fiscal year 2011. The adoption of ASU 2009-13 in the first quarter of fiscal 2011 did not have a material impact on our financial condition and results of operations.
Standards to be Implemented
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
     Fair Value Measurement
     In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs (ASU No. 2011-04). ASU No. 2011-04 amended ASC 820, Fair Value Measurements and Disclosures, to converge the fair value measurement guidance in U.S. GAAP and International Financial Reporting Standards (IFRSs). Some of the amendments clarify the application of existing fair value measurement requirements, while other amendments change a particular principle in ASC 820. In addition, ASU No. 2011-04 requires additional fair value disclosures. The amendments are to be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011, which is our second quarter of fiscal year 2012. We are currently evaluating the impact, if any, that ASU No. 2011-04 may have on our financial condition and results of operations.
     Comprehensive Income
     In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (ASU No. 2011-05). ASU No. 2011-05 amended ASC 320, Comprehensive Income, to converge the presentation of comprehensive income between U.S GAAP and IFRS. ASU No. 2011-05 requires that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements and requires reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement in changes of stockholders equity. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 which is our fiscal year 2013. The adoption of ASU No. 2011-05 will affect the presentation of comprehensive income but will not impact our financial condition or results of operations.

Critical Accounting Policies and Estimates
     There were no material changes in the first nine months of fiscal 2011 to the information provided under the heading “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the fiscal year ended October 30, 2010.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Exposure
     On December 22, 2010, Analog Devices Holdings B.V., a wholly owned subsidiary of ours, entered into a credit agreement with Bank of America, N.A., London Branch as administrative agent for purposes other than trading purposes. The borrower’s obligations are guaranteed by us. The credit agreement provides for a term loan facility of $145 million, which matures on December 22, 2013. The loan will bear interest at a fluctuating rate for each period equal to the annual LIBOR rate applicable to that interest period plus 1.25% (1.50% as of July 30, 2011). On April 4, 2011, we issued for purposes other than trading purposes $375 million aggregate principal amount of 3.0% senior unsecured notes due April 15, 2016 with semi-annual fixed interest payments due on April 15 and October 15 of each year, commencing October 15, 2011.
     If LIBOR changes by 100 basis points, our annual interest expense would change by approximately an additional $1.0 million from the amount set forth in the information provided under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” set forth in our Annual Report on Form 10-K for the year ended October 30, 2010.
     There have been no other material changes in the first nine months of fiscal 2011 in the information provided under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” set forth in our Annual Report on Form 10-K for the year ended October 30, 2010.
ITEM 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of July 30, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in Internal Control over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended July 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1A. Risk Factors
     Set forth below and elsewhere in this report and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. The description below includes any material changes to and supersedes the description of the risk factors affecting our business previously discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended October 30, 2010 and Part II, Item 1A “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended April 30, 2011.

Disruptions in global credit and financial markets could materially and adversely affect our business and results of operations.
     There is significant uncertainty about the stability of global credit and financial markets. These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. High unemployment rates, weakness in commercial and residential real estate markets and the tightening of credit by financial institutions may lead consumers and businesses to postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. In addition, financial difficulties experienced by our suppliers or distributors could result in product delays, increased accounts receivable defaults and inventory challenges. Financial turmoil may cause financial institutions to consolidate or go out of business, which increases the risk that the actual amounts realized in the future on our financial instruments could differ significantly from the fair value assigned to them. During the past few years, many governments adopted stimulus or spending programs designed to ease the economic impact of the crisis. Some of our businesses benefited from these stimulus programs and as these programs conclude, those businesses could be negatively impacted. The continuing debt crisis in certain European countries could cause the value of the Euro to deteriorate, thus reducing the purchasing power of our European customers. In addition, the recent downgrade of the U.S. credit rating and the ongoing European debt crisis have contributed to the instability in global credit markets. We are unable to predict the impact of these events, and if economic conditions deteriorate, we may record additional charges relating to restructuring costs or the impairment of assets and our business and results of operations could be materially and adversely affected.
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
     We rely, and plan to continue to rely, on suppliers, assembly and test subcontractors, and third-party wafer fabricators to supply most of our wafers that can be manufactured using industry-standard submicron processes. This reliance involves several risks, including reduced control over availability, capacity utilization, delivery schedules, manufacturing yields, and costs. Additionally, we utilize a limited number of third-party wafer fabricators, primarily Taiwan Semiconductor Manufacturing Company, or TSMC. In addition, these suppliers often provide manufacturing services to our competitors and therefore periods of increased industry demand may result in capacity constraints. In certain instances, the third party supplier is the sole source of highly specialized processing services. If our suppliers are unable or unwilling to manufacture and deliver components to us on the time schedule and of the quality or quantity that we require or provide us with required manufacturing processes, we may be forced to seek to engage additional or replacement suppliers, which could result in additional expenses and delays in product development or shipment of product to our customers. If replacement suppliers or manufacturing processes are not available, we may also experience delays in product development or shipment which could, in turn, result in the temporary or permanent loss of customers. A significant portion of our revenue for the first nine months of fiscal 2011 was from products fabricated at third-party wafer-fabrication facilities, primarily TSMC.
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
We may be subject to network disruptions or security breaches that could damage our reputation and harm our business and operating results.
     We may be subject to network disruptions or security breaches caused by computer viruses, illegal break-ins or hacking, sabotage, acts of vandalism by third parties or terrorism. Our security measures or those of our third party service providers may not detect or prevent such security breaches. Any such compromise of our information security could result in the unauthorized publication of our confidential business or proprietary information, cause an interruption in our operations, result in the unauthorized release of customer or employee data, result in a violation of privacy or other laws, expose us to a risk of litigation or damage our reputation, which could harm our business and operating results.
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
     We, like many companies in the semiconductor industry, rely on internal manufacturing capacity, wafer fabrication foundries and other sub-contractors in geologically unstable locations around the world. This reliance involves risks associated with the impact of earthquakes on us and the semiconductor industry, including temporary loss of capacity, availability and cost of key raw materials, utilities and equipment and availability of key services, including transport of our products worldwide. For example, in March 2011, a severe earthquake and tsunami hit Japan, which together with resulting damage to certain nuclear power plants, has resulted in widespread destruction and economic uncertainty in that region. Japan represented approximately 13% of our revenue in the first nine months of fiscal 2011. We are continuing to monitor the impact of the crisis on our customers and supply chain and there can be no assurance that, once the full impact of the disaster has been absorbed, our results of operations will not be materially affected by the events in Japan. Any prolonged inability to utilize one of our manufacturing facilities, or those of our subcontractors or third-party wafer fabrication foundries, as a result of fire, natural disaster, unavailability of utilities or otherwise, could result in a temporary or permanent loss of customers for affected products, which could have a material adverse effect on our results of operations and financial condition.

We are exposed to business, economic, political, legal and other risks through our significant worldwide operations.
     We have significant operations and manufacturing facilities outside the United States, including in Ireland and the Philippines. During the first nine months of fiscal 2011, we derived approximately 82% of our revenue from customers in international markets. Although we engage in hedging transactions to reduce our exposure to currency exchange rate fluctuations, there can be no assurance that our competitive position will not be adversely affected by changes in the exchange rate of the United States dollar against other currencies. Potential interest rate increases, as well as high energy costs, could have an adverse impact on industrial and consumer spending patterns and could adversely impact demand for our products. At July 30, 2011, our principal source of liquidity was $3,514.5 million of cash and cash equivalents and short-term investments. As of July 30, 2011, approximately $1,167.5 million of our cash and cash equivalents and short-term investments was held in the United States and the balance was held outside the United States. in various foreign subsidiaries. As we intend to reinvest certain of our foreign earnings indefinitely, this cash held outside the United States is not available to meet certain of our cash requirements in the United States. We require a substantial amount of cash in the United States for operating requirements, stock repurchases, cash dividends and acquisitions. If we are unable to address our U.S. cash requirements through operations, through borrowings under our current credit facility or from other sources of cash obtained at an acceptable cost, our business strategies and operating results could be adversely affected.
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
     In fiscal 2009, we issued in a public offering $375 million aggregate principal amount of 5.0% senior unsecured notes due July 1, 2014. In April 2011, we issued in a public offering $375 million aggregate principal amount of 3.0% senior unsecured notes due April 15, 2016. In December 2010, Analog Devices Holdings B.V., a wholly owned subsidiary of ours, entered into a $145 million term loan facility which matures on December 22, 2013. Our ability to make payments of principal and interest on our indebtedness when due depends upon our future performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors affecting our consolidated operations, many of which are beyond our control. If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to, among other things:
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

				Approximate Dollar
			Total Number of	Value of Shares that
			Shares Purchased as	May Yet Be
	Total Number of		Part of Publicly	Purchased Under the
	Shares Purchased	Average Price Paid	Announced Plans or	Plans or
Period	(a)	Per Share (b)	Programs (c)	Programs
May 1, 2011 through May 28, 2011	917,963	$40.74	917,856	$833,214,619
May 29, 2011 through June 25, 2011	306,204	$38.74	306,204	$821,352,396
June 26, 2011 through July 30, 2011	450,648	$37.79	450,486	$804,326,821

Total	1,674,815	$39.58	1,674,546	$804,326,821

(a)	Includes 269 shares paid to us by employees to satisfy employee tax obligations upon vesting of restricted stock units granted to our employees under our equity compensation plans.

(b)	The average price paid per share of stock repurchased under the stock repurchase program includes the commissions paid to the brokers.

(c)	Shares repurchased pursuant to the stock repurchase program publicly announced on August 12, 2004. On November 19, 2010, our Board of Directors authorized the repurchase by us of an additional $1 billion of our common stock, increasing the total amount of our common stock we are authorized to repurchase under the program to $5 billion. Under the repurchase program, we may repurchase outstanding shares of our common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.
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

ANALOG DEVICES, INC.
Date: August 16, 2011	By:	/s/ Jerald G. Fishman
Jerald G. Fishman
President and Chief Executive Officer (Principal Executive Officer)

Date: August 16, 2011	By:	/s/ David A. Zinsner
David A. Zinsner
Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
10.1†	First Amendment to the Analog Devices, Inc. Amended and Restated Deferred Compensation Plan.

10.2†	Form of Global Non-Qualified Stock Option Agreement for Employees for use under the Company’s 2006 Stock Incentive Plan.

31.1†	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

31.2†	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

32.1†	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).

32.2†	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer).

101.INS	XBRL Instance Document.**

101.SCH	XBRL Schema Document.**

101.CAL	XBRL Calculation Linkbase Document.**

101.LAB	XBRL Labels Linkbase Document.**

101.PRE	XBRL Presentation Linkbase Document.**

101.DEF	XBRL Definition Linkbase Document.**

†	Filed or furnished herewith.

**	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three months ended July 30, 2011 and July 31, 2010 and for the nine months ended July 30, 2011 and July 31, 2010, (ii) Condensed Consolidated Balance Sheets at July 30, 2011 and October 30, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended July 30, 2011 and July 31, 2010 and (iv) Notes to Condensed Consolidated Financial Statements.