Form 10-K
period 2011-10-29
ANALOG DEVICES INC
filed 2011-11-22
CIK 6281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 29, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☑     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐     NO ☑

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant was approximately $9,291,000,000 based on the last reported sale of the Common Stock on the New York Stock Exchange Composite Tape reporting system on April 30, 2011. Shares of voting and non-voting stock beneficially owned by executive officers, directors and holders of more than 5% of the outstanding stock have been excluded from this calculation because such persons or institutions may be deemed affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

As of October 29, 2011, there were 297,960,718 shares of Common Stock, $0.16 2/3 par value per share, outstanding.

Documents Incorporated by Reference

Document Description	Form 10-K Part

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held March 13, 2012	III

Note About Forward-Looking Statements

This Annual Report on Form 10-K, including in particular the section entitled “Outlook,” contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements regarding future events and our future results that are subject to the safe harbor created under the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections regarding our future financial performance, particularly in light of sovereign debt issues globally; declines in customer demand for our products; our anticipated growth and trends in our businesses; our future capital needs and capital expenditures; our future market position and expected competitive changes in the marketplace for our products; our ability to innovate new products and technologies; the timing or the effectiveness of our efforts to refocus our operations and reduce our cost structure and the expected amounts of any cost savings related to those efforts; our ability to access credit or capital markets; our ability to pay dividends or repurchase stock; our ability to service our outstanding debt; our expected tax rate; the future actions of our third-party suppliers; our reliance on assembly and test subcontractors, third party wafer fabricators and independent distributors; the expected outcomes of intellectual property and litigation matters; the ability to safeguard our patents and intellectual property; potential acquisitions or divestitures; the expected activities of our key personnel; the global nature of our operations; the effect of new accounting pronouncements; and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified in Part I, Item 1A. Risk Factors and elsewhere in our Annual Report on Form 10-K. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements except to the extent required by law.

PART I

ITEM 1.	BUSINESS

Company Overview

We are a world leader in the design, manufacture and marketing of a broad portfolio of high-performance analog, mixed-signal and digital signal processing integrated circuits (ICs) used in virtually all types of electronic equipment. Since our inception in 1965, we have focused on solving the engineering challenges associated with signal processing in electronic equipment. Our signal processing products play a fundamental role in converting, conditioning, and processing real-world phenomena such as temperature, pressure, sound, light, speed and motion into electrical signals to be used in a wide array of electronic devices. As new generations of digital applications evolve, new needs for high-performance analog signal processing and digital signal processing (DSP) technology are generated. As a result, we produce a wide range of innovative products — including data converters, amplifiers and linear products, radio frequency (RF) ICs, power management products, sensors based on micro-electro mechanical systems (MEMS) technology and other sensors, and processing products, including DSP and other processors — that are designed to meet the needs of a broad base of customers.

We focus on key strategic markets where our signal processing technology is often a critical differentiator in our customers’ products, in particular, the industrial, automotive, consumer and communications markets. Used by over 60,000 customers worldwide, our products are embedded inside many different types of electronic equipment including:

• Industrial process control systems	• Medical imaging equipment
• Factory automation systems	• Patient monitoring devices
• Instrumentation and measurement systems	• Wireless infrastructure equipment
• Energy management systems	• Networking equipment
• Aerospace and defense electronics	• Optical systems
• Automobiles	• Digital cameras
• Digital televisions	• Portable electronic devices

We were founded in 1965 and are incorporated in Massachusetts. Our headquarters are near Boston, in Norwood, Massachusetts. In addition, we have manufacturing facilities in Massachusetts, Ireland, and the Philippines, and have more than thirty design facilities worldwide. Our common stock is listed on the New York Stock Exchange, or NYSE, under the symbol ADI and is included in the Standard & Poor’s 500 Index.

Available Information

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

Industry Background

Semiconductor components are the electronic building blocks used in electronic systems and equipment. These components are classified as either discrete devices (such as individual transistors) or integrated circuits (in which a number of transistors and other elements are combined to form a more complicated electronic circuit). Integrated circuits may be divided into two general categories, digital and analog. Digital circuits, such as memory devices and microprocessors, generally process on-off electrical signals, represented by binary digits, “1” and “0.” In contrast, analog integrated circuits monitor, condition, amplify or transform continuous analog signals associated with physical properties, such as temperature, pressure, weight, light, sound or motion, and play an important role in bridging between real world phenomena and a variety of electronic systems. Analog ICs also provide voltage regulation and power control to electronic systems.

Organizational Structure

We operate in one reporting segment, which is comprised of two separate groups, one focused on products and one focused on end markets. The product group is focused on core technology development and leadership in converters, amplifiers and RF, MEMS, power management, and DSP. The end market-focused organization is dedicated to understanding, selecting, and resourcing initiatives that are more customized to a particular market or application. The focus of this team is to apply the full expanse of our broad technology portfolio to more integrated and targeted product strategies for the industrial, automotive, consumer, and communications markets. The end market group includes our sales organization.

These two groups collaborate at all levels. On the one hand, our product group develops key technology for use by the end market groups, which apply these technologies to specific applications. Equally important, the applications expertise within each end market group is used to enhance core technology development by our product group.

Principal Products

We design, manufacture and market a broad line of high-performance ICs that incorporate analog, mixed-signal and digital signal processing technologies. Our ICs are designed to address a wide range of real-world signal processing applications. Our product portfolio includes both general-purpose products used by a broad range of customers and applications, as well as application-specific products designed for specific clusters of customers in key target markets. By using readily available, high-performance, general-purpose products in their systems, our customers can reduce the time they need to bring new products to market. Given the high cost of developing more customized ICs, our standard products often provide a cost-effective solution for many low to medium volume applications. However, for some industrial, automotive, consumer, and communications products, we focus on working with leading customers to design application-specific solutions. We begin with our existing core technologies in data conversion, amplification, RF, MEMS, power management and DSP, and devise a solution to more closely meet the needs of a specific customer or group of customers. Because we have already developed the core technology for our general-purpose products, we can create application-specific solutions quickly.

We produce and market several thousand products and operate in one reporting segment. Our ten highest revenue products, in the aggregate, accounted for approximately 8% of our revenue for fiscal 2011. A breakdown of our fiscal 2011 revenue by product category follows.

Percent of
FY 2011
Product Category	Revenue

Converters	45%
Amplifiers/ Radio frequency	26%
Other analog	14%
Power management & reference	7%
Digital signal processing	8%

Analog Products

Our analog and mixed signal IC technology has been the foundation of our business for over four decades, and we are one of the world’s largest suppliers of high-performance analog ICs. Our analog signal processing ICs are primarily high-performance devices, offering higher dynamic range, greater bandwidth, and other enhanced features. The principal advantages these products have versus competitors’ products include higher accuracy, higher speed, lower cost per function, smaller size, lower power consumption and fewer components, resulting in improved reliability. Our product portfolio includes several thousand analog ICs, any one of which can have as many as several hundred customers. Our analog ICs typically have long product life cycles. Our analog IC customers include original equipment manufacturers OEMs and customers who build electronic subsystems for integration into larger systems.

Converters — We are a leading supplier of data converter products. Data converters translate real-world analog signals into digital data and also translate digital data into analog signals. Data converters remain our largest and most diverse product family and an area where we are continuously innovating to enable our customers to redefine and differentiate their products. Our converter products combine sampling rates and accuracy with the low noise, power, price and small package size required by industrial, automotive, consumer, and communications electronics.

Amplifiers/Radio Frequency — We are also a leading supplier of high-performance amplifiers. Amplifiers are used to condition analog signals. High performance amplifiers emphasize the performance dimensions of speed and precision. Within this product portfolio we provide precision, instrumentation, high speed, intermediate frequency/RF, broadband, and other amplifiers. We also offer an extensive portfolio of precision voltage references that are used in a wide variety of applications. Our analog product line also includes a broad portfolio of high performance RF ICs covering the entire RF signal chain, from industry-leading stand-alone RF function blocks such as phase locked loops, frequency synthesizers, mixers, modulators, demodulators, and power detectors, to highly integrated broadband and short-range single chip transceiver solutions. Our high performance RF ICs support the high performance requirements of cellular infrastructure and a broad range of applications in our target markets.

Other Analog — Also within our analog technology portfolio are products that are based on Micro-ElectroMechanical Systems (MEMS) technology. This technology enables us to build extremely small sensors that incorporate an electromechanical structure and the supporting analog circuitry for conditioning signals obtained from the sensing element. Our MEMS product portfolio includes accelerometers used to sense acceleration, gyroscopes used to sense rotation, inertial measurement units used to sense multiple degrees of freedom combining multiple sensing types along multiple axis, and MEMS microphones used to sense audio. The majority of our current revenue from MEMS products is derived from the automotive, industrial, healthcare, and consumer end markets. In addition to our MEMs our other analog product category includes isolators that enable designers to implement isolation in designs without the cost, size, power, performance, and reliability constraints found with optocouplers. Our isolators have been designed into hundreds of applications, such as universal serial bus isolation in patient monitors, where it allows hospitals and physicians to adopt the latest advances in computer technology to supervise patient health and wirelessly transmit medical records. In smart metering applications, our isolators provide reliable electrostatic discharge performance that helps reduce meter tampering. Likewise, in satellites, where any malfunction can be catastrophic, our isolators help protect the power system while enabling designers to achieve small form factors.

Power Management & Reference — Power management & reference products make up the balance of our analog sales. Those products that include functions such as power conversion, driver monitoring, sequencing and energy management, are developed to complement analog signal chain components across core market segments from micro power, energy-sensitive battery applications to efficient, high performance power systems in infrastructure and industrial applications.

Digital Signal Processing Products

Digital Signal Processing products (DSPs) complete our product portfolio. DSPs are optimized for high-speed numeric calculations, which are essential for instantaneous, or real-time, processing of digital data generated, in most cases, from analog to digital signal conversion. Our DSPs are designed to be fully programmable and to efficiently execute specialized software programs, or algorithms, associated with processing digitized real-time, real-world data. Programmable DSPs are designed to provide the flexibility to modify the device’s function quickly and inexpensively using software. Our general-purpose DSP IC customers typically write their own algorithms using software development tools provided by us and third-party suppliers. Our DSPs are designed in families of products that share common architectures and therefore can execute the same software across a range of products. We support these products with easy-to-use development tools, which are designed to reduce our customers’ product development costs and time-to-market. Our customers use our products to solve a wide range of signal processing challenges across our core market and segment focus areas within the industrial, automotive, consumer and communications end markets. As an integrated part of our customer’s signal chain, there are typically many other Analog Devices products connected to our processors including converters, audio and video codecs and power management solutions.

Markets and Applications

During fiscal year 2011, we consolidated the computer end market, which represented approximately 1% of fiscal 2011 revenue, into the consumer end market, and reclassified handset revenue, which represented approximately 3% of fiscal 2011 revenue, from the communications end market to the consumer end market for all periods presented. The breakdown of our fiscal 2011 revenue by end market is set out in the table below.

Percent of
FY 2011
End Market	Revenue*

Industrial	47%
Automotive	14%
Consumer	20%
Communications	20%

*	The sum of the individual percentages do not equal 100% due to rounding.

The following describes some of the characteristics of, and customer products within, our major end markets:

Industrial — Our industrial market includes the following sectors:

Industrial and Instrumentation — Our industrial automation applications generally require ICs that offer performance greater than that available from commodity-level ICs but generally do not have production volumes that warrant custom ICs. There is a trend towards development of products focused on particular sub-applications, which incorporate combinations of analog, mixed-signal, and DSP ICs to achieve the necessary functionality. Our instrumentation customers differentiate themselves by using the highest performance analog and mixed-signal ICs available. Our industrial and instrumentation market includes applications such as:

• Process control systems	• Oscilloscopes
• Robotics	• Lab, chemical, and environmental analyzers
• Environmental control systems	• Weigh scales

Defense/Aerospace — The defense, commercial avionics and space markets all require high-performance ICs that meet rigorous environmental and reliability specifications. Many of our analog ICs can be supplied in versions that meet these standards. In addition, many products can be supplied to meet the standards required for broadcast satellites and other commercial space applications. Most of our products sold in this market are specially tested versions of products derived from our standard product offering. Customer products include:

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

Healthcare — Two significant trends in the healthcare market today are the increasing need for higher channel counts in medical systems to improve resolution and throughput while achieving a lower cost per channel, and the movement of highly accurate patient monitoring devices from the hospital environment to the home, improving patient care and reducing overall healthcare costs. Our innovative technologies are designed into a variety of high performance imaging, patient monitoring, medical instrumentation, and home health devices. Our offerings include both standard and application-specific products and are used in applications such as:

• Ultrasound	• Infusion pumps
• CT scanners	• Clinical lab instrumentation
• Digital x-ray	• Surgical instrumentation
• Multi-parameter patient monitors	• Blood analyzers
• Pulse oximeters	• Activity monitors

Automotive — We develop differentiated high performance signal processing solutions that enable sophisticated automotive systems addressing the three industry macrotrends namely greener, safer and more comfort. Through collaboration with manufacturers worldwide, ADI has achieved significant market share through a broad portfolio of analog, digital and MEMS ICs that increase fuel efficiency, enhance vehicle stability and improve the audio/video experience of the passengers. Specifically, we have developed products used in applications such as:

Green		Safety		Comfort

•	Hybrid electric / electric vehicles	•	Crash sensors in airbag systems	•	Car audio amplifiers
•	Intelligent battery sensors	•	Electronic stability systems	•	Head unit solutions
•	Battery monitoring and management systems	•	Advanced driver assistance systems (RADAR/Vision)	•	Rear seat entertainment systems
		•	Vehicle dynamic control systems

Consumer — Market demand for digital entertainment systems and the consumer demand for high quality voice transmissions, music, movies and photographs with a high degree of interactivity have allowed us to combine analog and digital design capability to provide solutions that meet the rigorous cost and time-to-market requirements of the consumer electronics market. The emergence of high-performance, feature-rich consumer products has created a market for our high-performance ICs with a high level of specific functionality. These products include:

• Digital cameras	• High-performance audio/video equipment
• High-definition televisions and DVD recorders/players	• Portable media devices (cellular handsets, smart phones and tablets)
• Home theater systems	• Computers

Communications — The development of broadband, wireless and Internet infrastructures around the world has created an important market for our communications products. Communications technology involves the acquisition of analog signals that are converted from analog to digital and digital to analog form during the process of transmitting and receiving data. The need for higher speed and reduced power consumption, coupled with more reliable, bandwidth-efficient communications, has been creating demand for our products. Our products are used in the full spectrum of signal processing for internet protocol, video streaming and voice communication. In wireless and broadband communication applications, our products are incorporated into:

•	Cellular basestation equipment	•	Wired networking equipment
•	Wireless backhowl systems	•	Satellite systems

See Note 4 in the Notes to our Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for further information about our products by category and end market.

Research and Development

Our markets are characterized by rapid technological changes and advances. Accordingly, we make substantial investments in the design and development of new products and manufacturing processes, and the improvement of existing products and manufacturing processes. We spent approximately $506 million during fiscal 2011 on the design, development and improvement of new and existing products and manufacturing processes, compared to approximately $492 million during fiscal 2010 and approximately $447 million during fiscal 2009.

Our research and development strategy focuses on building technical leadership in core technologies of converters, amplifiers and RF, MEMS, power management, and DSP. In support of our research and development activities, we employ thousands of engineers involved in product and manufacturing process development throughout the world.

Patents and Other Intellectual Property Rights

We seek to establish and maintain our proprietary rights in our technology and products through the use of patents, copyrights, mask works, trademarks and trade secrets. We have a program to file applications for and obtain patents, copyrights, mask works and trademarks in the United States and in selected foreign countries where we believe filing for such protection is appropriate. We also seek to maintain our trade secrets and confidential information by nondisclosure policies and through the use of appropriate confidentiality agreements. We have obtained a substantial number of patents and trademarks in the United States and in other countries. As of October 29, 2011, we held approximately 1,700 U.S. patents and approximately 700 non-provisional pending U.S. patent applications. There can be no assurance, however, that the rights obtained can be successfully enforced against infringing products in every jurisdiction. While our patents, copyrights, mask works, trademarks and trade secrets provide some advantage and protection, we believe our competitive position and future success is largely determined by such factors as the system and application knowledge, innovative skills, technological expertise and management ability and experience of our personnel; the range and success of new products being developed by us; our market brand recognition and ongoing marketing efforts; and customer service and technical support. It is generally our policy to seek patent protection for significant inventions that may be patented, though we may elect, in certain cases, not to seek patent protection even for significant inventions, if we determine other protection, such as maintaining the invention as a trade secret, to be more advantageous. We also have trademarks that are used in the conduct of our business to distinguish genuine Analog Devices products and we maintain cooperative advertising programs to promote our brands and identify products containing genuine Analog Devices components.

Sales Channels

We sell our products globally through a direct sales force, third-party distributors, independent sales representatives and via our website. We have direct sales offices, sales representatives and/or distributors in over 40 countries outside North America.

We support our worldwide technical direct field sales efforts by an extensive promotional program that includes editorial coverage and paid advertising in trade publications, direct mail programs, promotional brochures, technical seminars and participation in trade shows. We publish and distribute product catalogs, applications guides, technical handbooks and detailed data sheets for individual products. We also provide this information and sell products via our website. We maintain a staff of field application engineers who aid customers in incorporating our products into their products. In addition, we offer a variety of web-based tools that ease product selection and aid in the design process for our customers.

We derived approximately 55% of our fiscal 2011 revenue from sales made through distributors. These distributors typically maintain an inventory of our products. Some of them also sell products that compete with our products, including those for which we are an alternate source. In all regions of the world, we defer revenue and the related cost of sales on shipments to distributors until the distributors resell the products to their customers. We make sales to distributors under agreements that allow distributors to receive price adjustment credits and to return qualifying products for credit, as determined by us, in order to reduce the amounts of slow-moving, discontinued or obsolete product from their inventory. These agreements limit such returns to a certain percentage of our shipments to that distributor during the prior quarter. In addition, distributors are allowed to return unsold products if we terminate the relationship with the distributor. Additional information relating to our sales to distributors is set forth in Note 2n in the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

Segment Financial Information and Geographic Information

We operate and track our results in one reportable segment based on the aggregation of five operating segments.

Through subsidiaries and affiliates, we conduct business in numerous countries outside the United States. During fiscal 2011, we derived approximately 82% of our revenue from customers in international markets. Our international business is subject to risks customarily encountered in foreign operations, including fluctuations in foreign currency exchange rates and controls, import and export controls, and other laws, policies and regulations of foreign governments. Although we engage in hedging transactions to reduce our exposure to currency exchange rate fluctuations, our competitive position may be adversely affected by changes in the exchange rate of the United States dollar against other currencies.

The categorization of sales into geographic regions set forth below is based upon the location of the customer.

Geographic Area	% of FY 2011 Revenue

United States	18%
Rest of North/South America	6%
Europe	28%
Japan	13%
China	20%
Rest of Asia	15%

For further detail regarding revenue and financial information about our industry, segment and geographic areas, see our Consolidated Financial Statements and Note 4 in the related Notes contained in Item 8 of this Annual Report on Form 10-K.

Customers

We have tens of thousands of customers worldwide. No sales to an individual customer accounted for more than 10% of fiscal year 2011, 2010, or 2009 revenue. These customers used hundreds of different types of our products in a wide range of applications spanning the industrial, automotive, consumer and communication markets. Our largest single customer, excluding distributors, represented approximately 4% of our fiscal 2011 revenue. Our 20 largest customers, excluding distributors, accounted for approximately 32% of our fiscal 2011 revenue.

Seasonality

Sales to customers during our first fiscal quarter may be lower than other quarters due to plant shutdowns at some of our customers during the holiday season. In general, the seasonality for any specific period of time has not had a material impact on our results of operations. In addition, as explained in our risk factors contained in Item 1A of this Annual Report on Form 10-K, our revenue is more likely to be influenced on a quarter to quarter basis by cyclicality in the semiconductor industry.

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

Our IC products are fabricated both at our production facilities and by third-party wafer fabricators. Our products are manufactured in our own wafer fabrication facilities using proprietary processes and at third-party wafer-fabrication foundries using sub-micron digital CMOS processes. A significant portion of our revenue in fiscal years 2011, 2010 and 2009 was from products fabricated at third-party wafer-fabrication facilities, primarily Taiwan Semiconductor Manufacturing Company, or TSMC. We operate wafer fabrication facilities in Wilmington,

Massachusetts and Limerick, Ireland. We also operate test facilities located in the Philippines and use third-party subcontractors for the assembly and testing of our products.

Capital spending was approximately $123.0 million in fiscal 2011, compared with approximately $111.6 million in fiscal 2010. We currently plan to make capital expenditures in the range of approximately $100 million to $125 million in fiscal 2012.

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

Backlog

Backlog at the end of fiscal 2011 was approximately $379 million, down from approximately $563 million at the end of fiscal 2010. We define backlog as of a particular date to mean firm orders from a customer or distributor with a requested delivery date within thirteen weeks. Backlog is impacted by the tendency of customers to rely on shorter lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog and, in some instances, we may not have manufacturing capacity sufficient to fulfill all orders. As is customary in the semiconductor industry, we allow most orders to be cancelled or deliveries to be delayed by customers without significant penalty. Accordingly, we believe that our backlog at any time should not be used as an indication of our future revenue.

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

Government Contracts

We estimate that approximately 3% of our fiscal 2011 revenue was attributable to sales to the U.S. government and U.S. government contractors and subcontractors. Our government contract business is predominantly in the form of negotiated, firm, fixed-price subcontracts. Most of these contracts and subcontracts contain standard provisions relating to termination at the election of the U.S. government.

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

Additional information relating to our acquisition and divestiture activities during fiscal 2011, 2010 and 2009 is set forth in Note 2u and Note 6 of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

Competition

We believe that competitive performance in the marketplace for signal processing products depends upon multiple factors, including technological innovation, strength of brand, diversity of product portfolio, product performance, technical support, delivery capabilities, customer service quality, reliability and price, with the relative importance of these factors varying among products, markets, and customers.

We compete with a number of semiconductor companies in markets that are highly competitive. Our competitors include but are not limited to:

• Broadcom Corporation	• Maxim Integrated Products, Inc.
• Cirrus Logic, Inc.	• Microchip Technology, Inc.
• Freescale Semiconductor, Inc.	• NXP Semiconductors
• Infineon Technologies	• ST Microelectronics
• Intersil Corporation	• Silicon Laboratories, Inc.
• Knowles Electronics	• Texas Instruments, Inc.
• Linear Technology Corporation

We believe that our technical innovation emphasizing product performance and reliability, supported by our commitment to strong customer service and technical support, enables us to make a fundamental difference to our customers’ competiveness in our chosen markets.

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

Our management systems are certified to ISO 14001, OHSAS 18001, ISO 9001 and TS16949. We are a member of the Electronic Industry Citizenship Coalition, (EICC). Our Sustainability Report, first published in 2009, states our commitment to consuming less energy and applying fair labor standards, among other things. We are not including the information contained in our Sustainability Report in, or incorporating it by reference into this Annual Report on Form 10-K.

Our manufacturing facilities are subject to numerous and increasingly strict federal, state local and foreign EHS laws and regulations, particularly with respect to the transportation, storage, handling, use, emission, discharge and disposal of certain chemicals used or produced in the semiconductor manufacturing process. Our products are subject to increasingly stringent regulations regarding chemical content in jurisdictions where we sell products, including the Restriction of Hazardous Substances (RoHS) directive in the European Union and China and the Registration, Evaluation, Authorization and Restriction of Chemicals (REACH) directive in the European Union. Contracts with many of our customers reflect these and additional EHS compliance standards. Compliance with these laws and regulations has not had a material impact on our capital expenditures, earnings, financial condition or competitive position. There can be no assurance, however, that current or future environmental laws and regulations will not impose costly requirements upon us. Any failure by us to comply with applicable environmental laws, regulations and contractual obligations could result in fines, suspension of production, the need to alter manufacturing processes and legal liability.

Employees

As of October 29, 2011, we employed approximately 9,200 individuals worldwide. Our future success depends in large part on the continued service of our key technical and senior management personnel, and on our ability to continue to attract, retain and motivate qualified employees, particularly those highly-skilled design, process, test and applications engineers involved in the design, support and manufacture of new and existing products and processes. We believe that relations with our employees are good; however, the competition for such personnel is intense, and the loss of key personnel could have a material adverse impact on our results of operations and financial condition.

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

There is significant uncertainty about the stability of global credit and financial markets. These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. High unemployment rates, weakness in commercial and residential real estate markets and the tightening of credit by financial institutions may lead consumers and businesses to postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders for our products. In addition, financial difficulties experienced by our suppliers or distributors could result in product delays, increased accounts receivable defaults and inventory challenges. Financial turmoil may cause financial institutions to consolidate or go out of business, which increases the risk that the actual amounts realized in the future on our financial instruments could differ significantly from the fair value assigned to them. During the past few years, many governments adopted stimulus or spending programs designed to ease the economic impact of the crisis. Some of our businesses benefited from these stimulus programs and as these programs conclude, those businesses could be negatively impacted. The continuing debt crisis in certain European countries could cause the value of the Euro to deteriorate, thus reducing the purchasing power of our European customers. In addition, the recent downgrade of the U.S. credit rating and the ongoing European debt crisis have contributed to the instability in global credit markets. We are unable to predict the impact of these events, and if economic conditions deteriorate, we may record additional charges relating to restructuring costs or the impairment of assets and our business and results of operations could be materially and adversely affected.

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

A number of factors may increase our future effective tax rate, including: increases in tax rates in various jurisdictions; the jurisdictions in which profits are earned and taxed; the resolution of issues arising from tax audits with various tax authorities; changes in the valuation of our deferred tax assets and liabilities; adjustments to income taxes upon finalization of various tax returns; increases in expenses not deductible for tax purposes, including write-offs of acquired in-process research and development and impairments of goodwill in connection with acquisitions; the lack of sufficient excess tax benefits (credits) in our additional paid in capital (APIC) pool in situations where our realized tax deductions for certain stock-based compensation awards are less than those originally anticipated; changes in available tax credits; and changes in tax laws or the interpretation of such tax laws. Any significant increase in our future effective tax rates could adversely impact our net income for future periods.

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

We rely, and plan to continue to rely, on suppliers, assembly and test subcontractors, and third-party wafer fabricators to supply most of our wafers that can be manufactured using industry-standard submicron processes. This reliance involves several risks, including reduced control over availability, capacity utilization, delivery schedules, manufacturing yields, and costs. Additionally, we utilize a limited number of third-party wafer fabricators, primarily Taiwan Semiconductor Manufacturing Company, or TSMC. In addition, these suppliers often provide manufacturing services to our competitors and therefore periods of increased industry demand may result in capacity constraints. In certain instances, the third party supplier is the sole source of highly specialized processing services. If our suppliers are unable or unwilling to manufacture and deliver components to us on the time schedule and of the quality or quantity that we require or provide us with required manufacturing processes, we may be forced to seek to engage additional or replacement suppliers, which could result in additional expenses and delays in product development or shipment of product to our customers. If replacement suppliers or manufacturing processes are not available, we may also experience delays in product development or shipment which could, in turn, result in the temporary or permanent loss of customers. A significant portion of our revenue for fiscal 2011 was from products fabricated at third-party wafer-fabrication facilities, primarily TSMC.

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

We, like many companies in the semiconductor industry, rely on internal manufacturing capacity, wafer fabrication foundries and other sub-contractors in geologically unstable locations around the world. This reliance involves risks associated with the impact of earthquakes on us and the semiconductor industry, including temporary loss of capacity, availability and cost of key raw materials, utilities and equipment and availability of key services, including transport of our products worldwide. For example, in March 2011, a severe earthquake and tsunami hit Japan, which together with resulting damage to certain nuclear power plants created widespread destruction and economic uncertainty in that region. Japan represented approximately 13% of our revenue in fiscal 2011. Any prolonged inability to utilize one of our manufacturing facilities, or those of our subcontractors or third-party wafer fabrication foundries, as a result of fire, natural disaster, unavailability of utilities or otherwise, could result in a temporary or permanent loss of customers for affected products, which could have a material adverse effect on our results of operations and financial condition.

We are exposed to business, economic, political, legal and other risks through our significant worldwide operations.

We have significant operations and manufacturing facilities outside the United States, including in Ireland and the Philippines. During fiscal 2011, we derived approximately 82% of our revenue from customers in international markets. Although we engage in hedging transactions to reduce our exposure to currency exchange rate fluctuations, there can be no assurance that our competitive position will not be adversely affected by changes in the exchange rate of the United States dollar against other currencies. Potential interest rate increases, as well as high energy costs, could have an adverse impact on industrial and consumer spending patterns and could adversely impact demand for our products. At October 29, 2011, our principal source of liquidity was $3,592.5 million of cash and cash equivalents and short-term investments. As of October 29, 2011, approximately $1,170.5 million of our cash and cash equivalents and short-term investments was held in the United States and the remaining balance was held outside the United States in various foreign subsidiaries. As we intend to reinvest certain of our foreign earnings indefinitely, this cash held outside the United States is not readily available to meet certain of our cash requirements in the United States. We require a substantial amount of cash in the United States for operating requirements, stock repurchases, cash dividends and acquisitions. If we are unable to address our U.S. cash requirements through operations, through borrowings under our current credit facility or from other sources of cash obtained at an acceptable cost, it may be necessary for us to consider repatriation of earnings that are permanently reinvested, and we may be required to pay additional taxes under current tax laws, which could have a material effect on our results of operations and financial condition.

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

We expect to continue to expand our business and operations in China. Our success in the Chinese markets may be adversely affected by China’s continuously evolving laws and regulations, including those relating to taxation, import and export tariffs, currency controls, environmental regulations, and intellectual property rights and enforcement of those rights. Enforcement of existing laws or agreements may be inconsistent. In addition, changes in the political environment, governmental policies or U.S.-China relations could result in revisions to laws or regulations or their interpretation and enforcement, exposure of our proprietary intellectual property, increased taxation, restrictions on imports, import duties or currency revaluations, which could have an adverse effect on our business plans and operating results.

Our operating results are dependent on the performance of independent distributors.

A significant portion of our sales are through independent distributors that are not under our control. These independent distributors generally represent product lines offered by several companies and thus could reduce their sales efforts applied to our products or they could terminate their representation of us. We generally do not require letters of credit from our distributors and are not protected against accounts receivable default or declarations of bankruptcy by these distributors. Our inability to collect open accounts receivable could adversely affect our operating results. Termination of a significant distributor, whether at our initiative or the distributor’s initiative, could disrupt our current business, and if we are unable to find suitable replacements, our operating results could be adversely affected.

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

If we are unable to generate sufficient cash flow, we may not be able to service our debt obligations, including making payments on our two issuances of $375 million senior unsecured notes or our $145 million term loan facility.

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

Restrictions in our revolving credit and term loan facilities and outstanding debt instruments may limit our activities.

Our current revolving credit and term loan facilities and our 5.0% and 3.0% senior unsecured notes impose, and future debt instruments to which we may become subject, may impose restrictions that limit our ability to engage in activities that could otherwise benefit our company, including to undertake certain transactions, to create certain liens on our assets and to incur certain subsidiary indebtedness. Our ability to comply with these financial restrictions and covenants is dependent on our future performance, which is subject to prevailing economic conditions and other factors, including factors that are beyond our control such as foreign exchange rates, interest rates, changes in technology and changes in the level of competition. In addition, our credit and term loan facilities require us to maintain compliance with specified financial ratios. If we breach any of the covenants under our credit or term loan facilities or the indenture governing our outstanding notes and do not obtain appropriate waivers, then, subject to applicable cure periods, our outstanding indebtedness thereunder could be declared immediately due and payable.

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

None.

ITEM 2.	PROPERTIES

Our corporate headquarters is located in Norwood, Massachusetts. Manufacturing and other operations are conducted in several locations worldwide. The following tables provide certain information about our principal general offices and manufacturing facilities:

Principal Properties
Owned:	Use	Floor Space

Wilmington, MA	Wafer fabrication, testing, engineering, marketing and administrative offices	586,200 sq. ft.
Cavite, Philippines	Wafer probe and testing, warehouse, engineering and administrative offices	596,900 sq. ft.
Limerick, Ireland	Wafer fabrication, wafer probe and testing, engineering and administrative offices	446,500 sq. ft.
Greensboro, NC	Product testing, engineering and administrative offices	98,700 sq. ft.
San Jose, CA	Engineering, administrative offices	76,700 sq. ft.
Manila, Philippines	Components assembly and testing, engineering and administrative offices	74,000 sq. ft.

Principal
Properties			Lease
Leased:	Use	Floor Space	Expiration	Renewals
			(fiscal year)

Norwood, MA	Corporate headquarters, engineering, components testing, sales and marketing offices	130,000 sq. ft.	2022	2, five-yr. periods
Greensboro, NC	Engineering and administrative offices	47,600 sq. ft.	2013	1, one-yr. period

In addition to the principal leased properties listed in the above table, we also lease sales offices and other premises at 21 locations in the United States and 36 locations internationally under operating lease agreements. These leases expire at various dates through the year 2022. We do not anticipate experiencing significant difficulty in retaining occupancy of any of our manufacturing, office or sales facilities through lease renewals prior to expiration or through month-to-month occupancy, or in replacing them with equivalent facilities. For information concerning our obligations under all operating leases see Note 11 in the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

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

ITEM 4.	(REMOVED AND RESERVED)

EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth (i) the name, age and position of each of our executive officers and (ii) the business experience of each person named in the table during at least the past five years. There is no family relationship among any of our executive officers.

Executive Officer	Age	Position(s)	Business Experience

Ray Stata	77	Chairman of the Board	Chairman of the Board since 1973; Chief Executive Officer from 1973 to November 1996; President from 1971 to November 1991.
Jerald G. Fishman	65	President, Chief Executive Officer and Director	Chief Executive Officer since November 1996; President and Director since November 1991; Executive Vice President from 1988 to November 1991; Group Vice President — Components from 1982 to 1988.
David A. Zinsner	42	Vice President, Finance and Chief Financial Officer	Vice President, Finance and Chief Financial Officer since January 2009; Senior Vice President and Chief Financial Officer Intersil Corporation from 2005 to December 2008; Corporate Controller and Treasurer Intersil Corporation from 2000 to 2005. Corporate Treasurer Intersil Corporation from 1999 to 2000.
Seamus Brennan	60	Vice President and Chief Accounting Officer	Vice President and Chief Accounting Officer from April 2011;Vice President, Corporate Controller and Chief Accounting Officer from December 2008 to April 2011; Corporate Controller from 2002 to December 2008; Assistant Corporate Controller from 1997 to 2002; Manager Enterprise System Implementation from 1994 to 1997; Plant Controller, Analog Devices, B.V. — Limerick, Ireland from 1989 to 1994.
Samuel H. Fuller	65	Vice President, Research and Development and Chief Technology Officer	Vice President, Research and Development since March 1998; Chief Technology Officer since March 2006; Vice President of Research and Chief Scientist of Digital Equipment Corp. from 1983 to 1998.
Robert R. Marshall	57	Vice President, Worldwide Manufacturing	Vice President, Worldwide Manufacturing since February 1994; Vice President, Manufacturing, Limerick Site, Analog Devices, B.V. — Limerick, Ireland from November 1991 to February 1994; Plant Manager, Analog Devices, B.V. — Limerick, Ireland from January 1991 to November 1991.

Executive Officer	Age	Position(s)	Business Experience

William Matson	52	Vice President, Human Resources	Vice President, Human Resources since November 2006; Chief Human Resource Officer of Lenovo, an international computer manufacturer, from January 2005 to June 2006; General Manager of IBM Business Transformation Outsourcing from September 2003 to April 2005; Vice President, Human Resources of IBM Asia Pacific Region from December 1999 to September 2003.
Robert McAdam	60	Vice President, Core Products and Technologies Group	Vice President, Core Products and Technologies Group since October 2009; Vice President and General Manager, Analog Semiconductor Components from February 1994 to September 2009; Vice President and General Manager, Analog Devices, B.V. — Limerick, Ireland from January 1991 to February 1994; Product Line Manager, Analog Devices, B.V. — Limerick, Ireland from October 1988 to January 1991.
Vincent Roche	51	Vice President, Strategic Market Segments Group	Vice President, Strategic Segments Group and Global Sales since October 2009; Vice President, Worldwide Sales from March 2001 to October 2009; Vice President and General Manager, Silicon Valley Business Units and Computer & Networking from 1999 to March 2001; Product Line Director from 1995 to 1999; Product Marketing Manager from 1988 to 1995.
Margaret K. Seif	50	Vice President, General Counsel and Secretary	Vice President, General Counsel and Secretary since January 2006; Senior Vice President, General Counsel and Secretary of RSA Security Inc. from January 2000 to November 2005; Vice President, General Counsel and Secretary of RSA Security Inc. from June 1998 to January 2000.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange under the symbol ADI. The tables below set forth the high and low sales prices per share of our common stock on the New York Stock Exchange and the dividends declared for each quarterly period within our two most recent fiscal years.

High and Low Sales Prices of Common Stock

	Fiscal 2011		Fiscal 2010
Period	High	Low	High	Low

First Quarter	$39.86	$33.18	$32.19	$25.26
Second Quarter	$41.66	$36.29	$31.50	$26.38
Third Quarter	$43.28	$34.02	$31.37	$26.28
Fourth Quarter	$37.75	$29.23	$34.09	$27.45

Dividends Declared Per Outstanding Share of Common Stock

In fiscal 2011 and fiscal 2010, we paid a cash dividend in each quarter as follows:

Period	Fiscal 2011	Fiscal 2010

First Quarter	$0.22	$0.20
Second Quarter	$0.22	$0.20
Third Quarter	$0.25	$0.22
Fourth Quarter	$0.25	$0.22

During the first quarter of fiscal 2012, on November 18, 2011, our Board of Directors declared a cash dividend of $0.25 per outstanding share of common stock. The dividend will be paid on December 21, 2011 to all shareholders of record at the close of business on December 2, 2011. The payment of future dividends, if any, will be based on several factors including our financial performance, outlook and liquidity.

Information regarding our equity compensation plans and the securities authorized for issuance thereunder is set forth in Item 12 below.

Issuer Purchases of Equity Securities

				Approximate Dollar
			Total Number of Shares	Value of Shares that
	Total Number of		Purchased as Part of	May Yet Be Purchased
	Shares	Average Price Paid	Publicly Announced	Under the Plans or
Period	Purchased(a)	Per Share(b)	Plans or Programs(c)	Programs

July 31, 2011 through August 27, 2011	205,946	$31.72	205,946	$797,794,699
August 28, 2011 through September 24, 2011	486,038	$32.72	485,027	$781,928,623
September 25, 2011 through October 29, 2011	1,847,688	$32.71	1,847,099	$721,510,868

Total	2,539,672	$32.63	2,538,072	$721,510,868

(a)	Includes 1,600 shares paid to us by employees to satisfy employee tax obligations upon vesting of restricted stock granted to our employees under our equity compensation plans.

(b)	The average price paid per share of stock repurchased under the stock repurchase program includes the commissions paid to the brokers.

(c)	Shares repurchased pursuant to the stock repurchase program publicly announced on August 12, 2004. In the aggregate, our Board of Directors has authorized us to repurchase $5 billion of our common stock. Under the repurchase program, we may repurchase outstanding shares of our common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.

The number of holders of record of our common stock at November 16, 2011 was 2,769. This number does not include shareholders for whom shares are held in a “nominee” or “street” name. On October 28, 2011, the last reported sales price of our common stock on the New York Stock Exchange was $37.70 per share.

Comparative Stock Performance Graph

The following graph compares cumulative total shareholder return on our common stock since October 28, 2006 with the cumulative total return of the Standard & Poor’s 500 Index and the Standard & Poor’s Semiconductors Index. This graph assumes the investment of $100 on October 28, 2006 in our common stock, the S&P 500 Index and the S&P Semiconductors Index and assumes all dividends are reinvested. Measurement points are the last trading day for each respective fiscal year.

ITEM 6.	SELECTED FINANCIAL DATA

The following table includes selected financial data for each of our last five fiscal years and includes adjustments to reflect the classification of our Baseband Chipset Business and our CPU voltage regulation and PC thermal monitoring business as discontinued operations. See Note 2u in the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for information on discontinued operations.

(thousands, except per share amounts)	2011	2010	2009	2008	2007

Statement of Operations data:
Total revenue from continuing operations	$2,993,320	$2,761,503	$2,014,908	$2,582,931	$2,464,721
Income from continuing operations, net of tax	860,894	711,225	247,408	525,177	502,123
Total income (loss) from discontinued operations, net of tax	6,500	859	364	261,107	(5,216)
Net income	867,394	712,084	247,772	786,284	496,907
Income per share from continuing operations, net of tax:
Basic	2.88	2.39	0.85	1.79	1.55
Diluted	2.79	2.33	0.85	1.77	1.51
Net income per share
Basic	2.90	2.39	0.85	2.69	1.54
Diluted	2.81	2.33	0.85	2.65	1.50
Cash dividends declared per common share	0.94	0.84	0.80	0.76	0.70
Balance Sheet data:
Total assets	$5,277,635	$4,328,831	$3,369,407	$3,081,132	$2,967,276
Long term debt	$886,376	$400,635	$379,626	$—	$—

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (all tabular amounts in thousands except per share amounts)

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

Results of Operations

Overview

	Fiscal Year
	2011	2010	2009

Revenue	$2,993,320	$2,761,503	$2,014,908
Gross Margin %	66.4%	65.2%	55.5%
Net income from Continuing Operations	$860,894	$711,225	$247,408
Net income from Continuing Operations as a % of Revenue	28.8%	25.8%	12.3%
Diluted EPS from Continuing Operations	$2.79	$2.33	$0.85
Diluted EPS	$2.81	$2.33	$0.85

The year-to-year revenue changes by end market and product category are more fully outlined below under Revenue Trends by End Market and Revenue Trends by Product.

During fiscal 2011, our revenue increased 8%, as compared to fiscal 2010. Our diluted earnings per share from continuing operations increased to $2.79 in fiscal 2011 from $2.33 in fiscal 2010. Cash flow from operations in fiscal 2011 was $900.5 million or 30% of revenue. We received proceeds of $515.5 million during fiscal 2011 from the issuance of $375 million aggregate principal amount of 3.0% senior unsecured notes and from a $145 million term loan facility entered into by a wholly owned subsidiary of ours. In addition, we received $217.2 million in net proceeds from employee stock option exercises. During fiscal 2011, we repurchased a total of approximately 9.0 million shares of our common stock for an aggregate of $330.3 million, distributed $281.6 million to our shareholders in dividend payments and paid $123.0 million for property, plant and equipment additions. These factors contributed to the net increase in cash and cash equivalents of $335.1 million in fiscal 2011.

The year-to-year increase in revenue and profitability for fiscal 2011 was primarily the result of improved global macro-economic conditions during the first half of the fiscal year. The strong growth we experienced in the first six months of fiscal 2011, including a 9% sequential revenue increase in our second fiscal quarter, was followed by sequential revenue declines in both the third and fourth fiscal quarters. The 9% sequential revenue increase in the second fiscal quarter included increased inventory stocking by our customers as a result of the Japanese earthquake and tsunami in March 2011. During the third and fourth quarters, of fiscal 2011, we began to see revenue declines attributable to inventory corrections following the inventory buildup in the prior quarters and declining demand as the deficit and credit related crisis in Europe and the U.S. caused customers to become more cautious in the second half of fiscal 2011.

Revenue Trends by End Market

The following table summarizes revenue by end market. The categorization of revenue by end market is determined using a variety of data points including the technical characteristics of the product, the “sold to” customer information, the “ship to” customer information and the end customer product or application into which our product will be incorporated. As data systems for capturing and tracking this data evolve and improve, the categorization of products by end market can vary over time. When this occurs, we reclassify revenue by end market for prior periods. Such reclassifications typically do not materially change the sizing of, or the underlying trends of results within, each end market. During fiscal year 2011, we consolidated the computer end market, which represented approximately 1% of fiscal 2011 revenue, into the consumer end market, and reclassified handset revenue, which represented approximately 3% of fiscal 2011 revenue, from the communications end market to the consumer end market for all periods presented.

	2011			2010		2009
		% of			% of		% of
		Total			Total		Total
		Product			Product		Product
	Revenue	Revenue*	Y/Y%	Revenue	Revenue	Revenue	Revenue

Industrial	$1,397,634	47%	10%	$1,267,736	46%	$860,696	43%
Automotive	415,444	14%	25%	333,644	12%	200,329	10%
Consumer	586,945	20%	(6)%	626,565	23%	508,848	25%
Communications	593,297	20%	11%	533,558	19%	445,035	22%

Total Revenue	$2,993,320	100%	8%	$2,761,503	100%	$2,014,908	100%

*	The sum of the individual percentages do not equal the total due to rounding.

Industrial — The year-to-year increase in revenue from fiscal 2010 to fiscal 2011 in industrial end market revenue was primarily the result of a broad-based increase in demand in this end market, which was most significant for products sold into the automation and instrumentation sectors and, to a lesser extent, products sold into the energy and healthcare sectors. The year-to-year increase in revenue from fiscal 2009 to fiscal 2010 in industrial end market revenue was primarily the result of a broad-based increase in demand in this end market, which was most significant for products sold into the instrumentation and automation sectors.

Automotive — The year-to-year increase in revenue from fiscal 2010 to fiscal 2011 in automotive end market revenue was primarily the result of a general increase in the electronic content found in vehicles and, to a lesser extent, a general increase in demand by our customers. The year-to-year increase in revenue from fiscal 2009 to fiscal 2010 in automotive end market revenue was primarily the result of increased demand due to various government-initiated incentive programs, inventory replenishment and a general increase in the electronic content found in vehicles.

Consumer — The year-to-year decrease in revenue from fiscal 2010 to fiscal 2011 in consumer end market revenue was primarily the result of a decrease in demand for products in the digital camera and home entertainment sector primarily as a result of the impact of the earthquake and tsunami that occurred in Japan in March 2011, partially offset by an increase in demand for products used in portable devices in this end market. The year-to-year increase in revenue from fiscal 2009 to fiscal 2010 in consumer end market revenue was primarily the result of a broad-based increase in demand for products used in digital cameras and other consumer applications.

Communications — The year-to-year increase in revenue from fiscal 2010 to fiscal 2011 in communications end market revenue was primarily the result of a broad-based increase in demand in this end market, which was most significant for the basestation end market sector. The year-to-year increase in revenue from fiscal 2009 to fiscal 2010 in communications end market revenue was primarily the result of a broad-based increase in demand in this end market, which was most significant for the infrastructure sector.

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

	2011			2010		2009
		% of			% of		% of
		Total			Total		Total
		Product			Product		Product
	Revenue	Revenue	Y/Y%	Revenue	Revenue	Revenue	Revenue*

Converters	$1,343,492	45%	4%	$1,295,678	47%	$1,005,004	50%
Amplifiers/Radio frequency	788,498	26%	12%	701,634	25%	501,942	25%
Other analog	410,233	14%	23%	334,649	12%	216,473	11%

Subtotal analog signal processing	2,542,223	85%	9%	2,331,961	84%	1,723,419	86%

Power management & reference	217,501	7%	12%	194,699	7%	118,148	6%

Total analog products	$2,759,724	92%	9%	$2,526,660	91%	$1,841,567	91%

Digital signal processing	233,596	8%	(1)%	234,843	9%	173,341	9%

Total Revenue	$2,993,320	100%	8%	$2,761,503	100%	$2,014,908	100%

*	The sum of the individual percentages do not equal the total due to rounding.

The increase in total revenue from fiscal 2010 to fiscal 2011 and from fiscal 2009 to fiscal 2010 was the result of a broad-based increase in sales across all of our product categories.

Revenue Trends by Geographic Region

Revenue by geographic region, based upon customer location, for the last three fiscal years is as follows:

	2011	2010	2009

United States	$532,011	$508,187	$401,608

Rest of North and South America	164,079	153,962	92,954
Europe	838,719	703,717	502,602
Japan	400,456	441,826	349,907
China	596,433	508,489	376,080
Rest of Asia	461,622	445,322	291,757

Total revenue	$2,993,320	$2,761,503	$2,014,908

In fiscal years 2011, 2010 and 2009, the predominant countries comprising “Rest of North and South America” are Canada and Mexico; the predominant countries comprising “Europe” are Germany, Sweden, France and the United Kingdom; and the predominant countries comprising “Rest of Asia” are Taiwan and South Korea.

Sales increased in all geographic regions, except Japan, in fiscal 2011 as compared to fiscal 2010, primarily as a result of increases in sales activity in the industrial, automotive and communications end market sectors. The year-to-year decrease in sales in Japan was primarily the result of lower sales activity in the consumer end market sector in this region due to the earthquake and tsunami that occurred in Japan in March 2011.

Sales increased in all geographic regions in fiscal 2010 as compared to fiscal 2009, with sales in Europe and the Rest of Asia experiencing the largest increases. The increase in sales was the result of an increase in demand for our products primarily as a result of improving economic conditions worldwide.

Gross Margin

	Fiscal Year
	2011	2010	2009

Gross Margin	$1,986,541	$1,799,422	$1,118,637
Gross Margin %	66.4%	65.2%	55.5%

Gross margin percentage was higher in fiscal 2011 by 120 basis points, as compared to fiscal 2010 primarily as a result of an increase in sales of $231.8 million, increased operating levels in our manufacturing facilities and the impact of efforts to reduce overall manufacturing costs, including the savings realized as a result of our wafer fabrication consolidation actions. Additionally, a higher proportion of our revenues were from products sold into the instrumentation and automation sectors of the industrial end market, which earn higher margins as compared to products sold into our other end markets.

Gross margin percentage was higher in fiscal 2010 by 970 basis points as compared to fiscal 2009 primarily as a result of an increase in sales of $746.6 million, increased operating levels in our manufacturing facilities and the impact of ongoing efforts to reduce overall manufacturing costs, including the savings realized as a result of our wafer fabrication facility consolidations. Additionally, a higher proportion of our revenues were from products sold into the instrumentation and automation sectors of the industrial end market, which earn higher margins as compared to products sold into our other end markets.

Research and Development (R&D)

	Fiscal Year
	2011	2010	2009

R&D Expenses	$505,570	$492,305	$446,980
R&D Expenses as a % of Revenue	16.9%	17.8%	22.2%

R&D expenses increased $13.3 million, or 3%, in fiscal 2011 as compared to fiscal 2010. The increase was primarily the result of higher employee salary and benefit expense due to salary increases that were effective at the beginning of the second quarter of fiscal 2011, increased headcount, and a general increase in spending. These increases were partially offset by lower variable compensation expense, which is a variable expense linked to our overall profitability and revenue growth.

Research and development, or R&D, expenses in fiscal 2010 increased $45.3 million, or 10%, from fiscal 2009. The increase was primarily the result of an increase in variable compensation expense, which was a variable expense linked to our overall profitability, partially offset by the impact of actions we took over the prior two years to control discretionary spending and permanently reduce operating expenses.

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

Selling, Marketing, General and Administrative (SMG&A)

	Fiscal Year
	2011	2010	2009

SMG&A Expenses	$406,707	$390,560	$333,184
SMG&A Expenses as a % of Revenue	13.6%	14.1%	16.5%

Selling, marketing, general and administrative, or SMG&A, expenses increased $16.1 million, or 4%, in fiscal 2011 as compared to fiscal 2010. The increase was primarily the result of higher employee salary and benefit expense due to salary increases that were effective at the beginning of the second quarter of fiscal 2011, increased headcount and a general increase in spending. These increases were partially offset by lower variable compensation expense, which is a variable expense linked to our overall profitability and revenue growth.

SMG&A expenses in fiscal 2010 increased $57.4 million, or 17%, from fiscal 2009. The increase was primarily the result of an increase in variable compensation expense, which was a variable expense linked to our overall profitability, and higher sales commission expenses, which are variable expenses linked to our sales. These increases were offset by the impact of actions we took over the prior two years to control discretionary spending and permanently reduce operating expenses.

Special Charges

Closure of Wafer Fabrication Facility in Sunnyvale

We ceased production at our California wafer fabrication facility in November 2006. We paid the related lease obligation costs on a monthly basis over the remaining lease term, which expired in March 2010. We recorded a one-time settlement charge of $0.4 million in fiscal 2010 related to the termination of the lease. This action was completed during fiscal 2010.

Consolidation of a Wafer Fabrication Facility in Limerick

During fiscal 2007 through fiscal 2010, we recorded special charges of $16.4 million as a result of our decision to only use eight-inch technology at our wafer fabrication facility in Limerick. These special charges included $14.9 million for severance and fringe benefit costs in accordance with our ongoing benefit plan for 150 manufacturing employees and $1.5 million for clean-up and closure costs that we expensed as incurred. The production in the six-inch wafer fabrication facility ceased during the fourth quarter of fiscal 2009. This action was completed during fiscal 2010. This action resulted in annual cost savings of approximately $25 million per year.

Reduction of Operating Costs

During fiscal 2008 through fiscal 2010, in order to further reduce our operating cost structure, we recorded special charges of approximately $43.3 million. These special charges included: $39.1 million for severance and fringe benefit costs in accordance with our ongoing benefit plan or statutory requirements at foreign locations for 245 manufacturing employees and 470 engineering and SMG&A employees; $2.1 million for lease obligation costs for facilities that we ceased using during the first quarter of fiscal 2009; $0.8 million for the write-off of property, plant and equipment; $0.5 million for contract termination costs; $0.3 million for clean-up and closure costs that we expensed as incurred; and $0.5 million related to the impairment of intellectual property. This action resulted in annual cost savings of approximately $52 million per year. We terminated the employment of all employees associated with this action and we are paying amounts owed to them as income continuance.

During fiscal 2011, in order to further reduce our operating cost structure, we recorded a special charge of approximately $2.2 million. This special charge was for severance and fringe benefit costs in accordance with our ongoing benefit plan or statutory requirements at foreign locations for 25 engineering and SMG&A employees. As of October 29, 2011, we still employed 13 of the 25 employees included in this cost reduction action. These employees must continue to be employed by us until their employment is involuntarily terminated in order to receive the severance benefit. We estimate this action will result in annual savings in SMG&A expenses of approximately $4 million once fully implemented.

Closure of a Wafer Fabrication Facility in Cambridge

During fiscal 2009 and fiscal 2010, we recorded special charges of $26.8 million as a result of our decision to consolidate our Cambridge, Massachusetts wafer fabrication facility into our existing Wilmington, Massachusetts facility. These special charges included: $7.4 million for severance and fringe benefit costs recorded in accordance with our ongoing benefit plan for 124 manufacturing employees and 9 SMG&A employees; $14.6 million for the impairment of manufacturing assets; $3.4 million for lease obligation costs for the Cambridge wafer fabrication facility, which we ceased using in the first quarter of fiscal 2010; and $1.4 million for clean-up and closure costs that we expensed as incurred. This action was completed during the third quarter of fiscal 2011. This action resulted in annual cost savings of approximately $43 million per year.

Operating Income from Continuing Operations

	Fiscal Year
	2011	2010	2009

Operating income from Continuing Operations	$1,072,025	$900,074	$284,817
Operating income from Continuing Operations as a % of Revenue	35.8%	32.6%	14.1%

The $172.0 million, or 19%, increase in operating income from continuing operations in fiscal 2011 as compared to fiscal 2010 was primarily the result of an increase in revenue of $231.8 million and a 120 basis point increase in gross margin percentage.

The $615.3 million, or 216%, increase in operating income from continuing operations in fiscal 2010 as compared to fiscal 2009 was primarily the result of an increase in revenue of $746.6 million, a 970 basis point increase in gross margin percentage, and lower special charges recorded in fiscal 2010 as compared to fiscal 2009.

Nonoperating (Income) Expense

	Fiscal Year
	2011	2010	2009

Interest expense	$19,146	$10,429	$4,094
Interest income	(9,060)	(9,837)	(15,621)
Other, net	492	(2,183)	(1,100)

Total nonoperating expense (income)	$10,578	$(1,591)	$(12,627)

Nonoperating (income) expense was higher by $12.2 million in fiscal 2011 as compared to fiscal 2010. The increase was primarily due to an increase in interest expense incurred as a result of the issuance of $375 million aggregate principal amount of 3.0% senior unsecured notes on April 4, 2011, and the $145 million term loan facility entered into by a wholly owned subsidiary of ours in December 2010. In addition, we earned lower interest income as a result of lower interest rates in fiscal 2011 as compared to fiscal 2010, which was partially offset by interest earned on higher cash balances in fiscal 2011.

Nonoperating income was lower by $11 million in fiscal 2010 as compared to fiscal 2009. The increase was primarily due to higher interest expense incurred during fiscal 2010 as a result of the issuance of $375 million aggregate principal 5.0% senior unsecured notes on June 30, 2009, resulting in a partial year of interest expense in 2009 compared to a full year in 2010. In addition, we earned lower interest income on investments as a result of lower interest rates in fiscal 2010 as compared to fiscal 2009.

Provision for Income Taxes

	Fiscal Year
	2011	2010	2009

Provision for Income Taxes	$200,553	$190,440	$50,036
Effective Income Tax Rate	18.9%	21.1%	16.8%

Our effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where our income is earned.

Our effective tax rate for fiscal 2011 was lower by 220 basis points compared to our effective tax rate for fiscal 2010. The tax rate for fiscal 2011 included the following items which caused a decrease in our tax rate: the reinstatement of the federal R&D tax credit in December 2010 retroactive to January 1, 2010, resulting in a $6.0 million income tax savings; a $6.7 million reduction in the state tax credit valuation reserve that we believe we can now recover; a $0.5 million tax benefit from the increase in Irish deferred taxes as a result of the increase in the Irish manufacturing tax rate from 10% to 12.5%; and a net $10.8 million tax benefit related to the settlement with the Appeals Office of the Internal Revenue Service of certain tax matters for the fiscal 2004 through fiscal 2007 tax years. Fiscal 2010 also included a higher special charge, a majority of which provided a tax benefit at the higher U.S. tax rate as compared to the special charge recorded in fiscal 2011.

Our effective tax rate for fiscal 2010 was higher compared to our effective tax rate for fiscal 2009 primarily as a result of a change in the mix of our income to jurisdictions where income is taxed at a higher rate. In addition, higher special charges recorded in fiscal 2009, a majority of which provided a tax benefit at the higher U.S. tax rate, contributed to a higher effective tax rate for fiscal 2010 as compared to fiscal 2009.

Income from Continuing Operations, Net of Tax

	Fiscal Year
	2011	2010	2009

Income from Continuing Operations, net of tax	$860,894	$711,225	$247,408
Income from Continuing Operations, net of tax as a % of Revenue	28.8%	25.8%	12.3%
Diluted EPS from Continuing Operations	$2.79	$2.33	$0.85

Net income from continuing operations in fiscal 2011 was higher than in fiscal 2010 by approximately $149.7 million primarily as a result of the $172.0 million increase in operating income from continuing operations, offset by lower nonoperating income and a higher provision for income taxes in fiscal 2011 than in fiscal 2010.

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

Discontinued Operations

	Fiscal Year
	2011	2010	2009

Income from Discontinued Operations, net of tax	$—	$—	$364
Gain on sale of Discontinued Operations, net of tax	6,500	859	—

Total income from Discontinued Operations, net of tax	$6,500	$859	$364

Diluted earnings per share from Discontinued Operations	$0.02	$0.00	$0.00

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

In fiscal 2006, we acquired all the outstanding stock of privately-held AudioAsics A/S (AudioAsics) of Roskilde, Denmark. The acquisition of AudioAsics allowed us to continue developing low-power audio solutions, while expanding our presence in the Nordic and Eastern European regions. We paid additional cash payments of $3.1 million during fiscal 2009 for the achievement of revenue-based milestones during the period from October 2006 through January 2009, which we recorded as additional goodwill. In addition, in accordance with the terms of the acquisition documents, we paid $3.2 million during fiscal 2009 based on the achievement of technological milestones during the period from October 2006 through January 2009, which we recorded as compensation expense in fiscal 2008. All revenue and technological milestones related to this acquisition have been met and no additional payments will be made.

In fiscal 2011, we acquired privately-held Lyric Semiconductor, Inc. (Lyric) of Cambridge, Massachusetts. The acquisition of Lyric gives us the potential to achieve an order of magnitude improvement in power efficiency in mixed signal processing. The acquisition-date fair value of the consideration transferred totaled $27.8 million, which consisted of $14.0 million in initial cash payments at closing and contingent consideration of up to $13.8 million. The contingent consideration arrangement requires additional cash payments to the former equity holders of Lyric upon the achievement of certain technological and product development milestones payable during the period from June 2011 through June 2016. As of October 29, 2011, no contingent payments have been made and the fair value of the contingent consideration was approximately $14.0 million. We allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition, resulting in the recognition of $12.2 million of in-process research and development, $18.9 million of goodwill and $3.3 million of net deferred tax liabilities. In addition, we will be obligated to pay royalties to the former equity holders of Lyric on revenue recognized from the sale of Lyric products and licenses through the earlier of 20 years or the accrual of a maximum of $25 million. Royalty payments to Lyric employees require post-acquisition services to be rendered and, as such, we will record these amounts as compensation expense in the related periods. As of October 29, 2011, no royalty payments have been made. We recognized $0.2 million of acquisition related costs that we expensed in the third quarter of fiscal 2011. These costs are included in operating expenses in the consolidated statement of income.

We have not provided pro forma results of operations for Integrant, AudioAsics and Lyric in this report as they were not material to us on either an individual or an aggregate basis. We included the results of operations of each acquisition in our consolidated statement of income from the date of such acquisition.

Liquidity and Capital Resources

	Fiscal Year
	2011	2010	2009

Net Cash Provided by Operations	$900,529	$991,175	$432,148
Net Cash Provided by Operations as a % of Revenue	30.1%	35.9%	21.4%

At October 29, 2011, cash and cash equivalents totaled $1,405.1 million. The primary sources of funds for fiscal 2011 were net cash generated from operating activities of $900.5 million, proceeds of $515.5 million relating to the issuance of $375 million aggregate principal amount of 3.0% senior unsecured notes due April 15, 2016 and the $145 million term loan facility we entered into through a wholly owned subsidiary. In addition, we received $217.2 million in net proceeds from employee stock option exercises. The principal uses of funds for fiscal 2011 were the repurchase of approximately 9 million shares of our common stock for an aggregate of $330.3 million, dividend payments of $281.6 million and additions to property, plant and equipment of $123.0 million. These factors contributed to the net increase in cash and cash equivalents of $335.1 million in fiscal 2011.

	Fiscal Year
	2011	2010

Accounts Receivable	$348,416	$387,169
Days Sales Outstanding*	44	46
Inventory	$295,081	$277,478
Days Cost of Sales in Inventory*	105	100

*	We use the annualized fourth quarter revenue in our calculation of days sales outstanding and we use the annualized fourth quarter cost of sales in our calculation of days cost of sales in inventory.

Accounts receivable at October 29, 2011 decreased $38.8 million, or 10%, from the end of the fourth quarter of fiscal 2010. The decrease in receivables was primarily the result of lower revenue in the fourth quarter of fiscal 2011 as compared to the fourth quarter of fiscal 2010. Days sales outstanding decreased by two days as a result of lower product shipments in the final month of the fourth quarter of fiscal 2011 as compared to the final month of the fourth quarter of fiscal 2010.

Inventory at October 29, 2011 increased by $17.6 million, or 6%, from the end of the fourth quarter of fiscal 2010. The increase in inventory relates primarily to an increase in manufacturing production to support the higher revenue levels recorded in fiscal 2011. Days cost of sales in inventory increased five days primarily due to lower manufacturing costs, which resulted in cost of sales increasing only 1% from the fourth quarter of fiscal 2010 as compared to the fourth quarter of fiscal 2011, compared to a 6% increase in inventory during this same time period.

Current liabilities decreased to $525.0 million at October 29, 2011, a decrease of $118.5 million, or 18%, from $643.5 million at the end of fiscal 2010. This decrease was primarily due to a decrease in income tax payable as a result of the settlement with the Appeals Office of the Internal Revenue Service of certain tax matters for the fiscal 2004 through fiscal 2007 tax years. In addition, accrued liabilities declined as a result of a decrease in accruals related to variable compensation expense.

As of October 29, 2011 and October 30, 2010, we had gross deferred revenue of $311.3 million and $327.2 million, respectively, and gross deferred cost of sales of $78.1 million and $84.4 million, respectively. Deferred income on shipments to distributors decreased by approximately $9.6 million in fiscal 2011 primarily as a result of the distributors’ sales to their customers in fiscal 2011 exceeding our shipments to our distributors during this same time period. Sales to distributors are made under agreements that allow distributors to receive price-adjustment credits and to return qualifying products for credit, as determined by us, in order to reduce the amounts of slow-moving, discontinued or obsolete product from their inventory. Given the uncertainties associated with the levels of price-adjustment credits to be granted to distributors, the sales price to the distributors is not fixed or determinable until the distributors resell the products to their customers. Therefore, we defer revenue recognition from sales to distributors until the distributors have sold the products to their customers. The amount of price-adjustments is dependent on future overall market conditions, and therefore the levels of these adjustments could fluctuate significantly from period to period. To the extent that we experience a significant increase in the amount of credits we issue to our distributors, there could be a material impact on the ultimate revenue and gross margin recognized relating to these transactions.

Net additions to property, plant and equipment were $123.0 million in fiscal 2011 and were funded with a combination of cash on hand and cash generated from operations. We expect capital expenditures to be in the range of approximately $100 million to $125 million in fiscal 2012 to be used primarily in our manufacturing facilities.

During fiscal 2011, our Board of Directors declared cash dividends totaling $0.94 per outstanding share of common stock resulting in aggregate dividend payments of $281.6 million. After the end of fiscal 2011, on November 18, 2011, our Board of Directors declared a cash dividend of $0.25 per outstanding share of our common stock. The dividend is payable on December 21, 2011 to shareholders of record on December 2, 2011 and is expected to total approximately $75 million. We currently expect quarterly dividends to continue at $0.25 per share, although they remain subject to declaration by our Board of Directors. The payment of future dividends, if any, will be based on several factors, including our financial performance, outlook and liquidity.

Our common stock repurchase program has been in place since August 2004. In the aggregate, the Board of Directors has authorized us to repurchase $5 billion of our common stock under the program. Under the program, we may repurchase outstanding shares of our common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized under the program. As of October 29, 2011, we had repurchased a total of approximately 125.0 million shares of our common stock for approximately $4,278.5 million under this program. As of October 29, 2011, an additional $721.5 million remained available for repurchase of shares under the current authorized program. The repurchased shares are held as authorized but unissued shares of common stock. We also from time to time repurchase shares in settlement of employee tax withholding obligations due upon the vesting of restricted stock or restricted stock units or the exercise of stock options, or in certain limited circumstances to satisfy the exercise price of options granted to our employees under our equity compensation plans. Any future common stock repurchases will be based on several factors including our financial performance, outlook, liquidity and the amount of cash we have available in the United States.

On June 30, 2009, we issued $375 million aggregate principal amount of 5.0% senior unsecured notes due July 1, 2014 (the 5.0% Notes) with annual interest payments of 5.0% paid in two installments on January 1 and July 1 of each year, commencing January 1, 2010. The net proceeds of the offering were $370.4 million, after issuing at a discount and deducting expenses, underwriting discounts and commissions, which will be amortized over the term of the 5.0% Notes. We swapped the fixed interest portion of these Notes for a variable interest rate based on the three-month LIBOR plus 2.05% (2.42% as of October 29, 2011). The variable interest payments based on the variable annual rate are payable quarterly. The LIBOR based rate is set quarterly three months prior to the date of the interest payment. The indenture governing the 5.0% Notes contains covenants that may limit our ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of our assets to any other party. As of October 29, 2011, we were compliant with these covenants.

On December 22, 2010, Analog Devices Holdings B.V., a wholly owned subsidiary of ours, entered into a credit agreement with Bank of America, N.A., London Branch as administrative agent. The borrower’s obligations are guaranteed by us. The credit agreement provides for a term loan facility of $145 million, which matures on December 22, 2013. The terms of the agreement provide for a three-year principal amortization schedule with $3.6 million payable quarterly every March, June, September and December with the balance payable upon the maturity date. During the third quarter of fiscal 2011 we made an additional principal payment of $17.5 million. The loan will bear interest at a fluctuating rate for each period equal to the LIBOR rate corresponding with the tenor of the interest period plus a spread of 1.25% (1.61% as of October 29, 2011). The terms of this facility include limitations on subsidiary indebtedness and on liens against our assets and the assets of our subsidiaries, and also include financial covenants that require us to maintain a minimum interest coverage ratio and not exceed a maximum leverage ratio. As of October 29, 2011, we were compliant with these covenants. The proceeds of this loan are being used to restructure our captive finance subsidiaries.

On April 4, 2011, we issued $375 million aggregate principal amount of 3.0% senior unsecured notes due April 15, 2016 (the 3.0% Notes) with semi-annual fixed interest payments due on April 15 and October 15 of each year, commencing October 15, 2011. The net proceeds of the offering were $370.5 million, after issuing at a discount and deducting expenses, underwriting discounts and commissions, which will be amortized over the term of the 3.0% Notes. The indenture governing the 3.0% Notes contains covenants that may limit our ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of our assets to, any other party. As of October 29, 2011, we were compliant with these covenants.

In addition, we have a five-year $165 million unsecured revolving credit facility that expires in May 2013. To date, we have not borrowed under this credit facility but we may borrow in the future and use the proceeds for support of commercial paper issuance, stock repurchases, dividend payments, acquisitions, capital expenditures, working capital and other lawful corporate purposes. The terms of this facility also include financial covenants that require us to maintain a minimum interest coverage ratio and not exceed a maximum leverage ratio. As of October 29, 2011, we were compliant with these covenants.

At October 29, 2011, our principal source of liquidity was $3,592.5 million of cash and cash equivalents and short-term investments, of which approximately $1,170.5 million was held in the United States. The balance of our cash and cash equivalents and short-term investments was held outside the United States in various foreign subsidiaries. As we intend to reinvest certain of our foreign earnings indefinitely, this cash held outside the United States is not available to meet certain of our cash requirements in the United States, including for cash dividends and common stock repurchases. Our cash and cash equivalents consist of highly liquid investments with maturities of three months or less at the time of acquisition and our short-term investments consist primarily of liquid money market funds and corporate obligations, such as commercial paper, bonds and bank time deposits. We maintain these balances with high credit quality counterparties, continually monitor the amount of credit exposure to any one issuer and diversify our investments in order to minimize our credit risk.

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

The table below summarizes our contractual obligations and the amounts we owe under these contracts in specified periods as of October 29, 2011:

			Payment due by period
		Less than			More than
(thousands)	Total	1 Year	1-3 Years	3-5 Years	5 Years

Contractual obligations:
Operating leases[a]	$66,055	$17,590	$19,675	$9,318	$19,472
Long-term debt obligations	866,608	14,500	477,108	375,000	—
Interest payments associated with long-term debt obligations[b]	110,599	31,808	61,916	16,875	—
Payments due under interest rate swap agreements[c]	25,281	9,184	16,097	—	—
Deferred compensation plan[d]	26,410	—	—	—	26,410
Pension funding[e]	3,673	3,673	—	—	—

Total	$1,098,626	$76,755	$574,796	$401,193	$45,882

(a)	Certain of our operating lease obligations include escalation clauses. These escalating payment requirements are reflected in the table.

(b)	The interest payments related to our 5% senior unsecured notes are expected to be fully offset by the proceeds from our interest rate swap agreements. The interest payments related to our term loan facility are based on LIBOR plus a spread of 1.25% (1.61% as of October 29, 2011). The actual payments will be based on the LIBOR rate corresponding to the tenor of the interest period chosen, plus a spread of 1.25% which is set two business days prior to the start of the new interest period.

(c)	These interest payments are based on a variable interest rate based on the three month LIBOR plus 2.05% (2.42% as of October 29, 2011). The actual payments will be based on the LIBOR based rate which is set quarterly three months prior to the due date of the interest payments plus 2.05%.

(d)	These payments relate to obligations under our deferred compensation plan. The deferred compensation plan allows certain members of management and other highly-compensated employees and non-employee directors to defer receipt of all or any portion of their compensation. The amount in the “More than 5 Years” column of the table represents the remaining total balance under the deferred compensation plan to be paid to participants who have not terminated employment. Since we cannot reasonably estimate the timing of withdrawals for participants who have not yet terminated employment, we have included the future obligation to these participants in the “More than 5 Years” column of the table.

(e)	Our funding policy for our foreign defined benefit plans is consistent with the local requirements of each country. The payment obligations in the table are estimates of our expected contributions to these plans for fiscal year 2012. The actual future payments may differ from the amounts presented in the table and reasonable estimates of payments beyond one year are not practical because of potential future changes in variables, such as plan asset performance, interest rates and the rate of increase in compensation levels.

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

Our 2011 acquisition of Lyric Semiconductor involves the potential payment of contingent consideration. The table above does not reflect any such obligations, as the timing and amounts are uncertain. See Note 6 in the Notes to our Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for more information regarding our acquisitions.

As of October 29, 2011, our total liabilities associated with uncertain tax positions was $20.8 million, which are included in “Other non-current liabilities” in our consolidated balance sheet contained in Item 8 of this Annual Report on Form 10-K. Due to the complexity associated with our tax uncertainties, we cannot make a reasonably reliable estimate of the period in which we expect to settle the non-current liabilities associated with these uncertain tax positions. Therefore, we have not included these uncertain tax positions in the above contractual obligations table.

The expected timing of payments and the amounts of the obligations discussed above are estimated based on current information available as of October 29, 2011.

Off-balance Sheet Financing

As of October 29, 2011, we had no off-balance sheet financing arrangements.

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

We are planning for revenue in the first quarter of fiscal 2012 to be down approximately 5% to 10% from the fourth quarter of fiscal 2011. Our plan is for gross margin percentage for the first quarter of fiscal 2012 to be approximately 63.0% plus or minus 50 basis points. We are planning for operating expenses in the first quarter of fiscal 2012 to be in the range of $226 million to $229 million. As a result, our plan is for diluted EPS to be approximately $0.44 to $0.51 in the first quarter of fiscal 2012.

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

Intangibles — Goodwill and Other

In December 2010, the FASB issued ASU No. 2010-28, Intangibles-Goodwill and Other (ASC Topic 350) (ASU No. 2010-28). ASU No. 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. ASU 2010-28 is effective for fiscal years that begin after December 15, 2010, which is our fiscal year 2012. We do not expect the adoption of ASU No. 2010-28 to impact our financial condition and results of operations.

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

Comprehensive Income

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (ASU No. 2011-05). ASU No. 2011-05 amended ASC 320, Comprehensive Income, to converge the presentation of comprehensive income between U.S GAAP and IFRS. ASU No. 2011-05 requires that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements and also requires reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, which is our fiscal year

2013. The adoption of ASU No. 2011-05 will affect the presentation of comprehensive income but will not impact our financial condition or results of operations.

Intangibles — Goodwill and Other: Testing Goodwill for Impairment

In September 2011, the FASB issued ASU No. 2011-08, Intangibles — Goodwill and Other (ASC Topic 350): Testing for Goodwill Impairment (ASU No. 2011-08). ASU No. 2011-08 provides a company the option to first assess qualitative factors to determine whether the existence of certain conditions leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, a company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step goodwill impairment test is unnecessary. However, if a company concludes otherwise, then it is required to perform the two-step goodwill impairment test. ASU No. 2011-08 is effective for fiscal years that begin after December 15, 2011, which is our fiscal year 2013. We are currently evaluating the impact, if any, that ASU No. 2011-08 may have on our financial condition and results of operations.

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

Long-Lived Assets

We review property, plant, and equipment and finite lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of assets may not be recoverable. Recoverability of these assets is measured by comparison of their carrying value to future undiscounted cash flows that the assets are expected to generate over their remaining economic lives. If such assets are considered to be impaired, the impairment to be recognized in earnings equals the amount by which the carrying value of the assets exceeds their fair value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. Although we have recognized no material impairment adjustments related to our property, plant, and equipment and identified intangible assets during the past three fiscal years, except those made in conjunction with restructuring actions, deterioration in our business in the future could lead to such impairment adjustments in future periods. Evaluation of impairment of long-lived assets requires estimates of future operating results that are used in the preparation of the expected future undiscounted cash flows. Actual future operating results and the remaining economic lives of our long-lived assets could differ from the estimates used in assessing the recoverability of these assets. These differences could result in impairment charges, which could have a material adverse impact on our results of operations. In addition, in certain instances, assets may not be impaired but their estimated useful lives may have decreased. In these situations, we amortize the remaining net book values over the revised useful lives. We review indefinite-lived intangible assets for impairment annually, on the first day of the fourth quarter (on or about August 1) or more frequently if indicators of impairment exist. The impairment test involves the comparison of the fair value of the intangible asset with its carrying amount.

Goodwill

Goodwill is subject to annual impairment tests or more frequently if indicators of potential impairment exist and suggest that the carrying value of goodwill may not be recoverable from estimated discounted future cash flows. We test goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the fourth quarter (on or about August 1) or more frequently if we believe indicators of impairment exist. For our latest annual impairment assessment that occurred on July 31, 2011, we identified our reporting units to be our five operating segments, which meet the aggregation criteria for one reportable segment. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. We generally determine the fair value of our reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies, which requires significant judgment by management. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. These impairment tests may result in impairment losses that could have a material adverse impact on our results of operations.

Value of Contingent Consideration related to Business Combination

We record contingent consideration resulting from a business combination at its fair value on the acquisition date. We generally determine the fair value of the contingent consideration using the income approach methodology of valuation. Each reporting period thereafter, we revalue these obligations and record increases or decreases in their fair value as an adjustment to operating expenses within the consolidated statement of income. Changes in the fair value of the contingent consideration can result from changes in assumed discount periods and rates, and from changes pertaining to the achievement of the defined milestones. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, future business and economic conditions, as well as changes in any of the assumptions described above, can materially impact the amount of contingent consideration expense we record in any given period.

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

We account for uncertain tax positions by determining if it is “more likely than not” that a tax position will be sustained by the appropriate taxing authorities prior to recording any benefit in the financial statements. An uncertain income tax position is not recognized if it has less than a 50% likelihood of being sustained. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in known facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. A change in these factors would result in the recognition of a tax benefit or an additional charge to the tax provision.

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

The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. Based on an analysis of our historical forfeitures, we have applied an annual forfeiture rate of 4.3% to all unvested stock-based awards as of October 29, 2011. The rate of 4.3% represents the portion that is expected to be forfeited each year over the vesting period. This analysis is re-evaluated quarterly and the forfeiture rate is adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those awards that vest.

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

Interest Rate Exposure

Our interest income and expense are sensitive to changes in the general level of interest rates. In this regard, changes in interest rates affect the interest earned on our marketable securities and short term investments, as well as the fair value of our investments, debt and interest-rate swap agreement.

Based on our marketable securities and short-term investments outstanding as of October 29, 2011 and October 30, 2010, our annual interest income would change by approximately $38 million and $27 million, respectively, for each 100 basis point increase in interest rates.

To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of October 29, 2011 and October 30, 2010, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $4 million decline in each year in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.

As of October 29, 2011, we had $750 million in principal amount of senior unsecured notes outstanding, which consisted of $375 million 5% senior unsecured notes, due July 1, 2014 and $375 million 3% senior unsecured notes, due April 15, 2016. As of October 29, 2011, a hypothetical 100 basis point increase in market interest rates would reduce the fair value of our $375 million of 3% senior unsecured notes outstanding by approximately $16 million. As of October 29, 2011 and October 30, 2010 a similar increase in market interest rates would not change the fair value of our $375 million 5% senior unsecured notes which have been hedged by an interest rate swap agreement. Any changes to fair value of the 5% senior unsecured notes would be offset by the change in the fair value of the corresponding interest rate swap.

We hold an interest rate swap agreement to hedge the benchmark interest rate of our $375 million 5.0% senior unsecured notes due July 1, 2014. The effect of the swap is to convert our 5.0% fixed interest rate to a variable interest rate based on the three-month LIBOR plus 2.05% (2.42% as of October 29, 2011). In addition, we have a term loan facility of $145 million that bears interest at a fluctuating rate for each period equal to the LIBOR rate corresponding with the tenor of the interest period plus a spread of 1.25% (1.61% as of October 29, 2011). If LIBOR increases by 100 basis points, our annual interest expense would increase by approximately $5 million. However, this hypothetical change in interest rates would not impact the interest expense on our $375 million of 3% fixed-rate debt, which is not hedged. As of October 30, 2010, a similar 100 basis point increase in LIBOR would have resulted in an increase of approximately $4 million to our annual interest expense.

Foreign Currency Exposure

As more fully described in Note 2i in the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K, we regularly hedge our non-U.S. dollar-based exposures by entering into forward foreign currency exchange contracts. The terms of these contracts are for periods matching the duration of the underlying exposure and generally range from one month to twelve months. Currently, our largest foreign currency exposure is the Euro, primarily because our European operations have the highest proportion of our local currency denominated expenses. Relative to foreign currency exposures existing at October 29, 2011 and October 30, 2010, a 10% unfavorable movement in foreign currency exchange rates over the course of the year would expose us to approximately $6 million in losses in earnings or cash flows.

The market risk associated with our derivative instruments results from currency exchange rates that are expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. The counterparties to the agreements relating to our foreign exchange instruments consist of a number of major international financial institutions with high credit ratings. Based on the credit ratings of our counterparties as of October 29, 2011, we do not believe that there is significant risk of nonperformance by them. While the contract or notional amounts of derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of our exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of counterparties to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparties’ obligations under the contracts exceed our obligations to the counterparties.

The following table illustrates the effect that a 10% unfavorable or favorable movement in foreign currency exchange rates, relative to the U.S. dollar, would have on the fair value of our forward exchange contracts as of October 29, 2011 and October 30, 2010:

	October 29, 2011	October 30, 2010

Fair value of forward exchange contracts asset	$2,472	$7,256
Fair value of forward exchange contracts after a 10% unfavorable movement in foreign currency exchange rates asset	$17,859	$22,062
Fair value of forward exchange contracts after a 10% favorable movement in foreign currency exchange rates liability	$(13,332)	$(7,396)

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ANALOG DEVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME
Years ended October 29, 2011, October 30, 2010 and October 31, 2009

(thousands, except per share amounts)	2011	2010	2009

Revenue
Revenue	$2,993,320	$2,761,503	$2,014,908
Costs and Expenses
Cost of sales(1)	1,006,779	962,081	896,271

Gross margin	1,986,541	1,799,422	1,118,637
Operating expenses:
Research and development(1)	505,570	492,305	446,980
Selling, marketing, general and administrative(1)	406,707	390,560	333,184
Special charges	2,239	16,483	53,656

	914,516	899,348	833,820
Operating income from continuing operations	1,072,025	900,074	284,817
Nonoperating (income) expenses:
Interest expense	19,146	10,429	4,094
Interest income	(9,060)	(9,837)	(15,621)
Other, net	492	(2,183)	(1,100)

	10,578	(1,591)	(12,627)

Earnings
Income from continuing operations before income taxes	1,061,447	901,665	297,444
Provision for income taxes:
Payable currently	198,849	200,306	38,441
Deferred	1,704	(9,866)	11,595

	200,553	190,440	50,036

Income from continuing operations, net of tax	860,894	711,225	247,408

Discontinued operations, net of tax:
Income from discontinued operations	—	—	364
Gain on sale of discontinued operations	6,500	859	—

Total income from discontinued operations, net of tax	6,500	859	364

Net income	$867,394	$712,084	$247,772

Shares used to compute earnings per share — Basic	299,417	297,387	291,385
Shares used to compute earnings per share — Diluted	308,236	305,861	292,698
Earnings per share — Basic
Income from continuing operations, net of tax	$2.88	$2.39	$0.85
Net income	$2.90	$2.39	$0.85
Earnings per share — Diluted
Income from continuing operations, net of tax	$2.79	$2.33	$0.85
Net income	$2.81	$2.33	$0.85
Dividends declared and paid per share	$0.94	$0.84	$0.80
(1) Includes stock-based compensation expense as follows:
Cost of sales	$7,294	$7,333	$7,469
Research and development	$23,289	$23,342	$22,666
Selling, marketing, general and administrative	$21,775	$21,077	$18,478

See accompanying Notes.

ANALOG DEVICES, INC.

CONSOLIDATED BALANCE SHEETS
October 29, 2011 and October 30, 2010

(thousands, except per share amounts)	2011	2010

ASSETS
Current Assets
Cash and cash equivalents	$1,405,100	$1,070,000
Short-term investments	2,187,362	1,617,768
Accounts receivable less allowances of $1,465 ($1,581 in 2010)	348,416	387,169
Inventories(1)	295,081	277,478
Deferred tax assets	82,171	74,710
Prepaid income tax	22,002	—
Prepaid expenses and other current assets	46,216	51,874

Total current assets	4,386,348	3,478,999

Property, Plant and Equipment, at Cost
Land and buildings	430,453	401,277
Machinery and equipment	1,606,150	1,578,493
Office equipment	51,960	56,449
Leasehold improvements	48,338	65,326

	2,136,901	2,101,545
Less accumulated depreciation and amortization	1,658,062	1,628,880

Net property, plant and equipment	478,839	472,665

Other Assets
Deferred compensation plan investments	26,410	8,690
Other investments	2,951	1,317
Goodwill	275,087	255,580
Intangible assets, net	12,200	1,343
Deferred tax assets	37,645	52,765
Other assets	58,155	57,472

Total other assets	412,448	377,167

	$5,277,635	$4,328,831

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$113,056	$133,111
Deferred income on shipments to distributors, net	233,249	242,848
Income taxes payable	6,584	60,421
Current portion of long-term debt	14,500	—
Accrued liabilities	157,616	207,087

Total current liabilities	525,005	643,467

Non-current Liabilities
Long-term debt	871,876	400,635
Deferred income taxes	1,260	1,800
Deferred compensation plan liability	26,428	8,690
Other non-current liabilities	57,653	74,522

Total non-current liabilities	957,217	485,647

Commitments and contingencies (Note 12)
Shareholders’ Equity
Preferred stock, $1.00 par value, 471,934 shares authorized, none outstanding	—	—
Common stock, $0.16 2/3 par value, 1,200,000,000 shares authorized, 297,960,718 shares issued and outstanding (298,652,994 on October 30, 2010)	49,661	49,777
Capital in excess of par value	289,587	286,969
Retained earnings	3,482,334	2,896,566
Accumulated other comprehensive loss	(26,169)	(33,595)

Total shareholders’ equity	3,795,413	3,199,717

	$5,277,635	$4,328,831

(1)	Includes $2,431 and $2,534 related to stock-based compensation at October 29, 2011 and October 30, 2010, respectively.

See accompanying Notes.

ANALOG DEVICES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years ended October 29, 2011, October 30, 2010 and October 31, 2009

					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
(thousands)	Shares	Amount	Par Value	Earnings	(Loss) Income

BALANCE, NOVEMBER 1, 2008	291,193	$48,533	$—	$2,419,908	$(48,178)

Activity in Fiscal 2009
Change in defined benefit plan measurement date				(246)
Net Income — 2009				247,772
Dividends declared and paid				(232,988)
Issuance of stock under stock plans and other, net of repurchases	851	142	12,235
Tax deficit— stock options			(810)
Stock-based compensation expense			48,613
Other comprehensive income					37,930
Common stock repurchased	(182)	(30)	(3,732)

BALANCE, OCTOBER 31, 2009	291,862	48,645	56,306	2,434,446	(10,248)

Activity in Fiscal 2010
Net Income — 2010				712,084
Dividends declared and paid				(249,964)
Issuance of stock under stock plans and other, net of repurchases	8,066	1,344	214,803
Tax benefit — stock options			3,744
Stock-based compensation expense			51,752
Other comprehensive loss					(23,347)
Common stock repurchased	(1,275)	(212)	(39,636)

BALANCE, OCTOBER 30, 2010	298,653	49,777	286,969	2,896,566	(33,595)

Activity in Fiscal 2011
Net Income — 2011				867,394
Dividends declared and paid				(281,626)
Issuance of stock under stock plans and other, net of repurchases	8,316	1,385	215,779
Tax benefit — stock options			63,236
Stock-based compensation expense			52,358
Other comprehensive income					7,426
Common stock repurchased	(9,008)	(1,501)	(328,755)

BALANCE, OCTOBER 29, 2011	297,961	$49,661	$289,587	$3,482,334	$(26,169)

See accompanying Notes.

ANALOG DEVICES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended October 29, 2011, October 30, 2010 and October 31, 2009

(thousands)	2011	2010	2009

Income from continuing operations, net of tax	$860,894	$711,225	$247,408
Foreign currency translation adjustment	(647)	6,085	14,840
Net unrealized (losses) gains on securities:
Net unrealized holding (losses) (net of taxes of $67 in 2011, $6 in 2010 and $347 in 2009) on available-for-sale securities classified as short-term investments	(459)	(50)	(2,456)
Net unrealized holding (losses) gains (net of taxes of $64 in 2011, $175 in 2010 and $197 in 2009) on securities classified as other investments	(118)	325	366

Net unrealized (losses) gains on securities	(577)	275	(2,090)

Derivative instruments designated as cash flow hedges:
Changes in fair value of derivatives (net of taxes of $539 in 2011, $449 in 2010 and $2,278 in 2009)	3,347	(1,339)	16,215
Realized (gain) loss reclassification (net of taxes of $1,171 in 2011, $458 in 2010 and $1,609 in 2009)	(7,793)	1,863	9,657

Net change in derivative instruments designated as cash flow hedges	(4,446)	524	25,872

Accumulated other comprehensive income (loss) — pension plans:
Transition asset (obligation) (net of taxes of $1 in 2011, $34 in 2010 and $1 in 2009)	12	(80)	(34)
Net actuarial gain (loss) (net of taxes of $1,770 in 2011, $4,594 in 2010 and $287 in 2009)	13,084	(30,151)	(663)
Net prior service income (net of taxes of $0 in 2011, $0 in 2010 and $1 in 2009)	—	—	5

Net change in accumulated other comprehensive income (loss) — pension plans (net of taxes of $1,771 in 2011, $4,560 in 2010 and $286 in 2009)	13,096	(30,231)	(692)

Other comprehensive income (loss)	7,426	(23,347)	37,930

Comprehensive income from continuing operations	868,320	687,878	285,338

Total income from discontinued operations, net of tax	6,500	859	364

Comprehensive income	$874,820	$688,737	$285,702

See accompanying Notes.

ANALOG DEVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended October 29, 2011 October 30, 2010 and October 31, 2009

(thousands)	2011	2010	2009

Operations
Cash flows from operating activities:
Net income	$867,394	$712,084	$247,772
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	116,873	116,083	132,493
Amortization of intangibles	1,346	4,828	7,377
Stock-based compensation expense	52,358	51,752	48,613
Gain on sale of business	(6,500)	(859)	—
Non-cash portion of special charges	—	487	15,468
Other non-cash activity	833	1,662	1,663
Excess tax benefit — stock options	(44,936)	(317)	(20)
Deferred income taxes	1,704	(9,866)	11,595
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	40,025	(82,380)	16,561
(Increase) decrease in inventories	(17,603)	(24,274)	67,347
Decrease (increase) in prepaid expenses and other current assets	822	(4,002)	731
(Increase) decrease in deferred compensation plan investments	(17,720)	(747)	24,097
Increase in prepaid income tax	(16,681)	—	—
(Decrease) increase in accounts payable, deferred income and accrued liabilities	(90,323)	190,043	(100,064)
Increase (decrease) in deferred compensation plan liability	17,738	750	(24,801)
Income tax payments related to gain on sale of businesses	—	—	(4,105)
(Decrease) increase in income taxes payable	893	61,984	(24,909)
(Decrease) increase in other liabilities	(5,694)	(26,053)	12,330

Total adjustments	33,135	279,091	184,376

Net cash provided by operating activities	900,529	991,175	432,148

Investing Activities
Cash flows from investing:
Purchases of short-term available-for-sale investments	(4,289,304)	(3,478,025)	(2,812,094)
Maturities of short-term available-for-sale investments	3,436,284	2,801,727	2,274,254
Sales of short-term available-for-sale investments	282,861	234,718	74,880
Additions to property, plant and equipment, net	(122,996)	(111,557)	(56,095)
Net proceeds (expenditures) related to sale of businesses	10,000	63,036	(1,653)
Payments for acquisitions	(13,988)	—	(8,360)
(Increase) decrease in other assets	(6,595)	4,276	(5,661)

Net cash used for investing activities	(703,738)	(485,825)	(534,729)

Financing Activities
Cash flows from financing activities:
Proceeds from long-term debt	515,507	—	370,350
Term loan repayments	(28,392)	—	—
Dividend payments to shareholders	(281,626)	(249,964)	(232,988)
Repurchase of common stock	(330,256)	(39,848)	(3,762)
Net proceeds from employee stock plans	217,164	216,147	12,377
Increase in other financing activities	1,279	710	—
Excess tax benefit — stock options	44,936	317	20

Net cash provided by (used for) financing activities	138,612	(72,638)	145,997

Effect of exchange rate changes on cash	(303)	(2,441)	2,714

Net increase in cash and cash equivalents	335,100	430,271	46,130
Cash and cash equivalents at beginning of year	1,070,000	639,729	593,599

Cash and cash equivalents at end of year	$1,405,100	$1,070,000	$639,729

See accompanying Notes.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended October 29, 2011, October 30, 2010 and October 31, 2009
(all tabular amounts in thousands except per share amounts)

1.	Description of Business

Analog Devices, Inc. (“Analog Devices” or the “Company”) is a world leader in the design, manufacture and marketing of a broad portfolio of high-performance analog, mixed-signal and digital signal processing integrated circuits (ICs) used in virtually all types of electronic equipment. Since the Company’s inception in 1965, it has focused on solving the engineering challenges associated with signal processing in electronic equipment. The Company’s signal processing products play a fundamental role in converting, conditioning, and processing real-world phenomena such as temperature, pressure, sound, light, speed and motion into electrical signals to be used in a wide array of electronic devices. As new generations of digital applications evolve, new needs for high-performance analog signal processing and digital signal processing (DSP) technology are generated. As a result, the Company produces a wide range of innovative products — including data converters, amplifiers and linear products, radio frequency (RF) ICs, power management products, sensors based on micro-electro mechanical systems (MEMS) technology and other sensors, and processing products, including DSP and other processors — that are designed to meet the needs of a broad base of customers.

The Company’s products are embedded inside many types of electronic equipment including:

• Industrial process control systems	• Medical imaging equipment
• Factory automation systems	• Patient monitoring devices
• Instrumentation and measurement systems	• Wireless infrastructure equipment
• Energy management systems	• Networking equipment
• Aerospace and defense electronics	• Optical systems
• Automobiles	• Digital cameras
• Digital televisions	• Portable electronic devices

2.	Summary of Significant Accounting Policies

a.	Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its subsidiaries. Upon consolidation, all intercompany accounts and transactions are eliminated. Certain amounts reported in previous years have been reclassified to conform to the fiscal 2011 presentation. Such reclassified amounts were immaterial. The Company’s fiscal year is the 52-week or 53-week period ending on the Saturday closest to the last day in October. Fiscal years 2011, 2010 and 2009 were 52-week periods.

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

b.	Cash, Cash Equivalents and Short-term Investments

Cash and cash equivalents are highly liquid investments with insignificant interest rate risk and maturities of three months or less at the time of acquisition. Cash, cash equivalents and short-term investments consist primarily of institutional money market funds and corporate obligations such as commercial paper and bonds. They also include bank time deposits.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company classifies its investments in readily marketable debt and equity securities as “held-to-maturity,” “available-for-sale” or “trading” at the time of purchase. There were no transfers between investment classifications in any of the fiscal years presented. Held-to-maturity securities, which are carried at amortized cost, include only those securities the Company has the positive intent and ability to hold to maturity. Securities such as bank time deposits, which by their nature are typically held to maturity, are classified as such. The Company’s other readily marketable cash equivalents and short-term investments are classified as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses, net of related tax, reported in accumulated other comprehensive (loss) income.

The Company’s deferred compensation plan investments are classified as trading. See Note 7 for additional information on the Company’s deferred compensation plan investments. There were no cash equivalents or short-term investments classified as trading at October 29, 2011 or October 30, 2010.

The Company periodically evaluates its investments for impairment. There were no other-than-temporary impairments of short-term investments in any of the fiscal years presented.

Realized gains or losses recognized in nonoperating income from the sales of available-for-sale securities were not material during any of the fiscal years presented.

Unrealized gains and losses on available-for-sale securities classified as short-term investments at October 29, 2011 and October 30, 2010 were as follows:

	2011	2010

Unrealized gains on securities classified as short-term investments	$22	$165
Unrealized losses on securities classified as short-term investments	(600)	(217)

Net unrealized losses on securities classified as short-term investments	$(578)	$(52)

Unrealized gains and losses in fiscal years 2011 and 2010 relate to corporate obligations.

The components of the Company’s cash and cash equivalents and short-term investments as of October 29, 2011 and October 30, 2010 were as follows:

	2011	2010

Cash and cash equivalents:
Cash	$17,857	$37,460
Available-for-sale	1,374,069	1,020,993
Held-to-maturity	13,174	11,547

Total cash and cash equivalents	$1,405,100	$1,070,000

Short-term investments:
Available-for-sale	$2,186,782	$1,587,768
Held-to-maturity (less than one year to maturity)	580	30,000

Total short-term investments	$2,187,362	$1,617,768

See Note 2j for additional information on the Company’s cash equivalents and short-term investments.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

c.	Supplemental Cash Flow Statement Information

	2011	2010	2009

Cash paid during the fiscal year for:
Income taxes	$223,716	$137,149	$60,609
Interest	$16,492	$9,199	$2,502

d.	Inventories

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

Inventories at October 29, 2011 and October 30, 2010 were as follows:

	2011	2010

Raw materials	$28,085	$22,008
Work in process	170,398	171,390
Finished goods	96,598	84,080

Total inventories	$295,081	$277,478

e.	Property, Plant and Equipment

Property, plant and equipment is recorded at cost less allowances for depreciation. The straight-line method of depreciation is used for all classes of assets for financial statement purposes while both straight-line and accelerated methods are used for income tax purposes. Leasehold improvements are amortized based upon the lesser of the term of the lease or the useful life of the asset. Repairs and maintenance charges are expensed as incurred. Depreciation and amortization are based on the following useful lives:

Buildings & building equipment	Up to 25 years
Machinery & equipment	3-8 years
Office equipment	3-8 years

Depreciation expense from continuing operations of property, plant and equipment was $116.9 million, $116.1 million and $132.5 million in fiscal 2011, 2010 and 2009, respectively.

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

Goodwill

The Company annually evaluates goodwill for impairment as well as whenever events or changes in circumstances suggest that the carrying value of goodwill may not be recoverable. The Company tests goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis on the first day of the fourth quarter (on or about August 1) or more frequently if indicators of impairment exist. For our latest annual impairment assessment that occurred on July 31, 2011, the Company identified its reporting units to be its five operating segments, which meet the aggregation criteria for one reportable segment. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company determines the fair value of its reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. No impairment of goodwill resulted in any of the fiscal years presented. The Company’s next annual impairment assessment will be performed as of the first day of the fourth quarter of fiscal 2012 unless indicators arise that would require the Company to reevaluate at an earlier date. The following table presents the changes in goodwill during fiscal 2011 and 2010:

	2011	2010

Balance at beginning of year	$255,580	$250,881
Acquisition of Lyric Semiconductor (Note 6)	18,865	—
Foreign currency translation adjustment	642	4,699

Balance at end of year	$275,087	$255,580

Intangible Assets

The Company reviews finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of assets may not be recoverable. Recoverability of these assets is measured by comparison of their carrying value to future undiscounted cash flows the assets are expected to generate over their remaining economic lives. If such assets are considered to be impaired, the impairment to be recognized in earnings equals the amount by which the carrying value of the assets exceeds their fair value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. Indefinite-lived intangible assets are tested for impairment on an annual basis on the first day of the fourth quarter (on or about August 1) or more frequently if indicators of impairment exist. The impairment test involves the comparison of the fair value of the intangible asset with its carrying amount. No impairment of intangible assets resulted in any of the fiscal years presented.

Intangible assets consisted of the following:

	October 29, 2011		October 30, 2010
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Technology-based	$—	$—	$7,166	$6,323
Customer relationships	—	—	2,858	2,358
In-process research and development	12,200	—	—	—

Total	$12,200	$—	$10,024	$8,681

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets, excluding in-process research and development (IPR&D), are amortized on a straight-line basis over their estimated useful lives or on an accelerated method of amortization that is expected to reflect the estimated pattern of economic use. IPR&D assets are considered indefinite-lived intangible assets until completion or abandonment of the associated R&D efforts. Upon completion of the projects, the IPR&D assets will be amortized over their estimated useful life. As of October 29, 2011, finite-lived intangible assets were fully amortized.

Amortization expense related to intangibles was $1.3 million, $4.8 million and $7.4 million in fiscal 2011, 2010 and 2009, respectively.

g.	Grant Accounting

Certain of the Company’s foreign subsidiaries have received grants from governmental agencies. These grants include capital, employment and research and development grants. Capital grants for the acquisition of property and equipment are netted against the related capital expenditures and amortized as a credit to depreciation expense over the useful life of the related asset. Employment grants, which relate to employee hiring and training, and research and development grants are recognized in earnings in the period in which the related expenditures are incurred by the Company.

h.	Translation of Foreign Currencies

The functional currency for the Company’s foreign sales and research and development operations is the applicable local currency. Gains and losses resulting from translation of these foreign currencies into U.S. dollars are recorded in accumulated other comprehensive (loss) income. Transaction gains and losses and re-measurement of foreign currency denominated assets and liabilities are included in income currently, including those at the Company’s principal foreign manufacturing operations where the functional currency is the U.S. dollar. Foreign currency transaction gains or losses included in other expenses, net, were not material in fiscal 2011, 2010 or 2009.

i.	Derivative Instruments and Hedging Agreements

Foreign Exchange Exposure Management — The Company enters into forward foreign currency exchange contracts to offset certain operational and balance sheet exposures from the impact of changes in foreign currency exchange rates. Such exposures result from the portion of the Company’s operations, assets and liabilities that are denominated in currencies other than the U.S. dollar, primarily the Euro; other significant exposures include the Philippine Peso and the British Pound. These foreign currency exchange contracts are entered into to support transactions made in the normal course of business, and accordingly, are not speculative in nature. The contracts are for periods consistent with the terms of the underlying transactions, generally one year or less. Hedges related to anticipated transactions are designated and documented at the inception of the respective hedges as cash flow hedges and are evaluated for effectiveness monthly. Derivative instruments are employed to eliminate or minimize certain foreign currency exposures that can be confidently identified and quantified. As the terms of the contract and the underlying transaction are matched at inception, forward contract effectiveness is calculated by comparing the change in fair value of the contract to the change in the forward value of the anticipated transaction, with the effective portion of the gain or loss on the derivative instrument reported as a component of accumulated other comprehensive (loss) income (OCI) in shareholders’ equity and reclassified into earnings in the same period during which the hedged transaction affects earnings. Any residual change in fair value of the instruments, or ineffectiveness, is recognized immediately in other (income) expense. Additionally, the Company enters into forward foreign currency contracts that economically hedge the gains and losses generated by the re-measurement of certain recorded assets and liabilities in a non-functional currency. Changes in the fair value of these undesignated hedges are recognized in other (income) expense immediately as an offset to the changes in the fair value of the asset or liability being hedged. As of October 29, 2011 and October 30, 2010, the total notional amount of these

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

undesignated hedges was $41.2 million and $42.1 million, respectively. The fair value of these hedging instruments in the Company’s consolidated balance sheets as of October 29, 2011 and October 30, 2010 was immaterial.

Interest Rate Exposure Management — On June 30, 2009, the Company entered into interest rate swap transactions related to its outstanding 5.0% senior unsecured notes where the Company swapped the notional amount of its $375 million of fixed rate debt at 5.0% into floating interest rate debt through July 1, 2014. Under the terms of the swaps, the Company will (i) receive on the $375 million notional amount a 5.0% annual interest payment that is paid in two installments on the 1st of every January and July, commencing January 1, 2010 through and ending on the maturity date; and (ii) pay on the $375 million notional amount an annual three month LIBOR plus 2.05% (2.42% as of October 29, 2011) interest payment, payable in four installments on the 1st of every January, April, July and October, commencing on October 1, 2009 and ending on the maturity date. The LIBOR-based rate is set quarterly three months prior to the date of the interest payment. The Company designated these swaps as fair value hedges. The fair value of the swaps at inception was zero and subsequent changes in the fair value of the interest rate swaps were reflected in the carrying value of the interest rate swaps on the balance sheet. The carrying value of the debt on the balance sheet was adjusted by an equal and offsetting amount. The gain or loss on the hedged item (that is, the fixed-rate borrowings) attributable to the hedged benchmark interest rate risk and the offsetting gain or loss on the related interest rate swaps for fiscal year 2011 and fiscal year 2010 were as follows:

Statement of Income	October 29, 2011			October 30, 2010
Classification	Loss on Swaps	Gain on Note	Net Income Effect	Gain on Swaps	Loss on Note	Net Income Effect

Other income	$(4,614)	$4,614	$—	$20,692	$(20,692)	$—

The amounts earned and owed under the swap agreements are accrued each period and are reported in interest expense. There was no ineffectiveness recognized in any of the periods presented.

The market risk associated with the Company’s derivative instruments results from currency exchange rate or interest rate movements that are expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. The counterparties to the agreements relating to the Company’s derivative instruments consist of a number of major international financial institutions with high credit ratings. Based on the credit ratings of our counterparties as of October 29, 2011, we do not believe that there is significant risk of nonperformance by them. Furthermore, none of the Company’s derivative transactions are subject to collateral or other security arrangements and none contain provisions that are dependent on the Company’s credit ratings from any credit rating agency. While the contract or notional amounts of derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of the Company’s exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of counterparties to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparties’ obligations under the contracts exceed the obligations of the Company to the counterparties. As a result of the above considerations, the Company does not consider the risk of counterparty default to be significant.

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

The total notional amounts of derivative instruments designated as hedging instruments as of October 29, 2011 and October 30, 2010 were $375 million of interest rate swap agreements accounted for as fair value hedges and $153.7 million and $139.9 million, respectively, of cash flow hedges denominated in Euros, British Pounds and

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Philippine Pesos. The fair values of these hedging instruments in the Company’s consolidated balance sheets as of October 29, 2011 and October 30, 2010 were as follows:

		Fair Value at	Fair Value at
	Balance Sheet Location	October 29, 2011	October 30, 2010

Interest rate swap agreements	Other assets	$22,187	$26,801
Forward foreign currency exchange contracts	Prepaid expenses and other current assets	$2,038	$7,542

The effects of derivative instruments designated as cash flow hedges on the consolidated statements of income for fiscal 2011 and fiscal 2010 were as follows:

	October 29, 2011	October 30, 2010

Gain (loss) recognized in OCI on derivative (net of tax of $539 in 2011 and $449 in 2010)	$3,347	$(1,339)
(Gain) loss reclassified from OCI into income (net of tax of $1,171 in 2011 and $458 in 2010)	$(7,793)	$1,863

The amounts reclassified into earnings before tax are recognized in cost of sales and operating expenses for fiscal 2011 and fiscal 2010 were as follows:

	October 29, 2011	October 30, 2010

Cost of sales	$(4,363)	$(112)
Research and development	$(2,264)	$1,259
Selling, marketing, general and administrative	$(2,337)	$1,174

All derivative gains and losses included in OCI will be reclassified into earnings within the next twelve months. There was no ineffectiveness during fiscal year ended October 29, 2011 or October 30, 2010.

Accumulated Derivative Gains or Losses

The following table summarizes activity in accumulated other comprehensive (loss) income related to derivatives classified as cash flow hedges held by the Company during the period from November 1, 2009 through October 29, 2011:

	2011	2010

Balance at beginning of year	$6,133	$5,609
Changes in fair value of derivatives — gain (loss), net of tax	3,347	(1,339)
(Gain) loss reclassified into earnings from other comprehensive income (loss), net of tax	(7,793)	1,863

Balance at end of year	$1,687	$6,133

j.	Fair Value

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

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Level 2 — Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability.

Level 3 — Level 3 inputs are unobservable inputs for the asset or liability in which there is little, if any, market activity for the asset or liability at the measurement date. As of October 30, 2010, the Company held no assets or liabilities measured on a recurring basis using Level 3 inputs.

The table below sets forth by level the Company’s financial assets and liabilities, excluding accrued interest components, that were accounted for at fair value on a recurring basis as of October 29, 2011 and October 30, 2010. The table excludes cash on hand and assets and liabilities that are measured at historical cost or any basis other than fair value.

					October 30, 2010
	October 29, 2011				Fair Value
	Fair Value measurement at				measurement at
	Reporting Date using:				Reporting Date using:
	Quoted				Quoted
	Prices in				Prices in
	Active				Active
	Markets	Significant	Significant		Markets	Significant
	for	Other	Other		for	Other
	Identical	Observable	Unobservable		Identical	Observable
	Assets	Inputs	Inputs		Assets	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	Total

Assets
Cash equivalents:
Available-for-sale:
Institutional money market funds	$1,278,121	$—	$—	$1,278,121	$921,034	$—	$921,034
Corporate obligations(1)	—	95,948	—	95,948	—	99,959	99,959
Short — term investments:
Available-for-sale:
Securities with one year or less to maturity:
Corporate obligations(1)	—	2,169,078	—	2,169,078	—	1,520,220	1,520,220
Floating rate notes, issued at par	—	—	—	—	—	50,000	50,000
Floating rate notes(1)	—	17,704	—	17,704	—	—	—
Securities with greater than one year to maturity:
Floating rate notes(1)	—	—	—	—	—	17,548	17,548
Other assets:
Forward foreign currency exchange contracts(2)	—	2,472	—	2,472	—	7,256	7,256
Deferred compensation investments	26,410	—	—	26,410	8,690	—	8,690
Other investments	1,135	—	—	1,135	1,317	—	1,317
Interest rate swap agreements	—	22,187	—	22,187	—	26,801	26,801

Total assets measured at fair value	$1,305,666	$2,307,389	$—	$3,613,055	$931,041	$1,721,784	$2,652,825

Liabilities
Long-term debt
$375 million aggregate principle 5.0% debt(3)	$—	$396,337	$—	396,337	$—	$400,635	$400,635
Contingent consideration	—	—	13,973	13,973	—	—	—

Total liabilities measured at fair value	$—	$396,337	$13,973	$410,310	$—	$400,635	$400,635

(1)	The amortized cost of the Company’s investments classified as available-for-sale as of October 29, 2011 and October 30, 2010 was $2,284.9 million and $1,639.1 million, respectively.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	The Company has a master netting arrangement by counterparty with respect to derivative contracts. As of October 29, 2011 and October 30, 2010, contracts in a liability position of $0.8 million in each year, were netted against contracts in an asset position in the consolidated balance sheets.

(3)	Equal to the accreted notional value of the debt plus the fair value of the interest rate component of the long-term debt. The fair value of the long-term debt as of October 29, 2011 and October 30, 2010 was $413.4 million and $416.3 million, respectively.

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

Contingent consideration — The fair value of contingent consideration was estimated utilizing the income approach and is based upon significant inputs not observable in the market. Changes in the fair value of the contingent consideration subsequent to the acquisition date that are primarily driven by assumptions pertaining to the achievement of the defined milestones will be recognized in operating income in the period of the estimated fair value change.

The following table summarizes the change in the fair value of the contingent consideration measured using significant unobservable inputs (Level 3) for fiscal 2011:

Contingent
Consideration

Balance as of October 30, 2010	$—
Contingent consideration liability recorded	13,790
Fair value adjustment	183

Balance as of October 29, 2011	$13,973

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

On April 4, 2011, the Company issued $375 million aggregate principal amount of 3.0% senior unsecured notes due April 15, 2016 (the 3.0% Notes) with semi-annual fixed interest payments due on April 15 and October 15 of each year, commencing October 15, 2011. The fair value of the 3.0% Notes as of October 29, 2011 was $392.8 million, based on quotes received from third-party banks.

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

The Company maintains cash, cash equivalents and short-term investments and long-term investments with high credit quality counterparties, continually monitors the amount of credit exposure to any one issuer and diversifies its investments in order to minimize its credit risk.

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

As of October 29, 2011 and October 30, 2010, the Company had gross deferred revenue of $311.3 million and $327.2 million, respectively, and gross deferred cost of sales of $78.1 million and $84.4 million, respectively. Deferred income on shipments to distributors decreased by approximately $9.6 million in fiscal 2011 primarily as a result of the distributors’ sales to their customers in fiscal 2011 exceeding the Company’s shipments to its distributors during this same time period.

Shipping costs are charged to cost of sales as incurred.

The Company generally offers a 12-month warranty for its products. The Company’s warranty policy provides for replacement of the defective product. Specific accruals are recorded for known product warranty issues. Product warranty expenses during fiscal 2011, 2010 or 2009 were not material.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

o.	Accumulated Other Comprehensive (Loss) Income

Other comprehensive (loss) income includes certain transactions that have generally been reported in the consolidated statement of shareholders’ equity. The components of accumulated other comprehensive (loss) at October 29, 2011 and October 30, 2010 consisted of the following:

	2011	2010

Foreign currency translation	$(2,038)	$(1,391)
Unrealized gains on derivative instruments	1,687	6,133
Unrealized gains on available-for-sale securities	695	822
Unrealized losses on available-for-sale securities	(641)	(191)
Accumulated other comprehensive loss — pension plans:
Transition obligation	(117)	(129)
Net actuarial loss	(25,755)	(38,839)

Total accumulated other comprehensive loss	$(26,169)	$(33,595)

The aggregate fair value of investments with unrealized losses as of October 29, 2011 and October 30, 2010 was $1,899.4 million and $731.0 million, respectively. These unrealized losses were primarily related to commercial paper that earns lower interest rates than current market rates. None of these investments have been in a loss position for more than twelve months.

p.	Advertising Expense

Advertising costs are expensed as incurred. Advertising expense was $4.1 million in fiscal 2011, $3.7 million in fiscal 2010 and $5.2 million in fiscal 2009.

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

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the computation of basic and diluted earnings per share:

	2011	2010	2009

Income from continuing operations, net of tax	$860,894	$711,225	$247,408

Total income from discontinued operations, net of tax	6,500	859	364

Net income	$867,394	$712,084	$247,772

Basic shares:
Weighted average shares outstanding	299,417	297,387	291,385

Earnings per share-basic:
Income from continuing operations, net of tax	$2.88	$2.39	$0.85

Total income from discontinued operations, net of tax	0.02	0.00	0.00

Net income	$2.90	$2.39	$0.85

Diluted shares:
Weighted average shares outstanding	299,417	297,387	291,385
Assumed exercise of common stock equivalents	8,819	8,474	1,313

Weighted average common and common equivalent shares	308,236	305,861	292,698

Earnings per share-diluted:
Income from continuing operations, net of tax	$2.79	$2.33	$0.85

Total income from discontinued operations, net of tax	0.02	0.00	0.00

Net income	$2.81	$2.33	$0.85

Weighted average anti-dilutive shares related to:
Outstanding stock options	7,298	18,206	55,827

s.	Stock-Based Compensation

Stock-based compensation is measured at the grant date based on the grant-date fair value of the awards ultimately expected to vest, and is recognized as an expense on a straight-line basis over the vesting period, which is generally five years for stock options and generally three years for restricted stock units. Determining the amount of stock-based compensation to be recorded requires the Company to develop estimates used in calculating the grant-date fair value of stock options. The Company calculates the grant-date fair value using the Black-Scholes valuation model. The use of valuation models requires the Company to make estimates and assumptions such as expected volatility, expected term, risk-free interest rate, expected dividend yield and forfeiture rates.

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

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Intangibles — Goodwill and Other

In December 2010, the FASB issued ASU No. 2010-28, Intangibles — Goodwill and Other (ASC Topic 350) (ASU No. 2010-28). ASU 210-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. ASU 2010-28 is effective for fiscal years that begin after December 15, 2010, which is the Company’s fiscal year 2012. The Company does not expect the adoption of ASU No. 2010-28 to impact the Company’s financial condition and results of operations.

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

Comprehensive Income

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (ASU No. 2011-05). ASU No. 2011-05 amended ASC 320, Comprehensive Income, to converge the presentation of comprehensive income between U.S GAAP and IFRS. ASU No. 2011-05 requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements and also requires reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of other comprehensive income are presented. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, which is the Company’s fiscal year 2013. The adoption of ASU No. 2011-05 will affect the presentation of comprehensive income but will not impact the Company’s financial condition or results of operations.

Intangibles — Goodwill and Other: Testing Goodwill for Impairment

In September 2011, the FASB issued ASU No. 2011-08, Intangibles — Goodwill and Other (ASC Topic 350): Testing for Goodwill Impairment (ASU No. 2011-08). ASU No. 2011-08 provides a company the option to first assess qualitative factors to determine whether the existence of certain conditions leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, a company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step goodwill impairment test is unnecessary. However, if a company concludes otherwise, then it is required to perform the two-step goodwill impairment test. ASU No. 2011-08 is effective for fiscal years that begin after December 15, 2011, which is the Company’s fiscal year 2013. The Company is currently evaluating the impact, if any, that ASU No. 2011-08 may have on the Company’s financial condition and results of operations.

u.	Discontinued Operations

In November 2007, the Company entered into a purchase and sale agreement with certain subsidiaries of ON Semiconductor Corporation to sell the Company’s CPU voltage regulation and PC thermal monitoring business which consisted of core voltage regulator products for the central processing unit in computing and gaming applications and temperature sensors and fan-speed controllers for managing the temperature of the central processing unit. During fiscal 2008, the Company completed the sale of this business. In the first quarter of fiscal 2010, proceeds of $1 million were released from escrow and $0.6 million net of tax was recorded as additional gain from the sale of discontinued operations. The Company does not expect any additional proceeds from this sale.

In September 2007, the Company entered into a definitive agreement to sell its Baseband Chipset Business to MediaTek Inc. The decision to sell the Baseband Chipset Business was due to the Company’s decision to focus its resources in areas where its signal processing expertise can provide unique capabilities and earn superior returns. During fiscal 2008 the Company completed the sale of its Baseband Chipset Business for net cash proceeds of $269 million. The Company made cash payments of $1.7 million during fiscal 2009 related to retention payments for employees who transferred to MediaTek Inc. and for the reimbursement of intellectual property license fees incurred by MediaTek. During fiscal 2010, the Company received cash proceeds of $62 million as a result of the receipt of a refundable withholding tax and also recorded an additional gain on sale of $0.3 million, or $0.2 million net of tax, due to the settlement of certain items at less than the amounts accrued. In fiscal 2011, additional proceeds of $10 million were released from escrow and $6.5 million net of tax was recorded as additional gain from the sale of discontinued operations. The Company does not expect any additional proceeds from this sale.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	2011	2010	2009

Total revenue	$—	$—	$10,332
Cost of sales	—	—	10,847
Operating expenses	—	—	16
Gain on sale of discontinued operations	10,000	1,316	—

Income (loss) before income taxes	10,000	1,316	(531)

Provision for (benefit from) income taxes	3,500	457	(895)

Total income from discontinued operations, net of tax	$6,500	$859	$364

3.	Stock-Based Compensation and Shareholders’ Equity

Equity Compensation Plans

The Company grants, or has granted, stock options and other stock and stock-based awards under The 2006 Stock Incentive Plan (2006 Plan). The 2006 Plan was approved by the Company’s Board of Directors on January 23, 2006 and was approved by shareholders on March 14, 2006 and subsequently amended in March 2006, June 2009, September 2009, December 2009, December 2010 and June 2011. The 2006 Plan provides for the grant of up to 15 million shares of the Company’s common stock, plus such number of additional shares that were subject to outstanding options under the Company’s previous plans that are not issued because the applicable option award subsequently terminates or expires without being exercised. The 2006 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. Employees, officers, directors, consultants and advisors of the Company and its subsidiaries are eligible to be granted awards under the 2006 Plan. No award may be made under the 2006 Plan after March 13, 2016, but awards previously granted may extend beyond that date. The Company will not grant further options under any previous plans.

While the Company may grant to employees options that become exercisable at different times or within different periods, the Company has generally granted to employees options that vest over five years and become exercisable in annual installments of 20% on each of the first, second, third, fourth and fifth anniversaries of the date of grant; 33 1/3% on each of the third, fourth, and fifth anniversaries of the date of grant; or in annual installments of 25% on each of the second, third, fourth and fifth anniversaries of the date of grant. The maximum contractual term of all options is ten years. In addition, the Company has granted to employees restricted stock units that generally vest in one installment on the third anniversary of the grant date.

As of October 29, 2011, a total of 10,803,862 common shares were available for future grant and 47,007,728 common shares were reserved for issuance under the 2006 Plan.

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

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information pertaining to the Company’s stock option awards and the related estimated weighted-average assumptions to calculate the fair value of stock options granted is as follows:

			2009 Excluding
			Option
			Exchange
	2011	2010	Program	2009*

Options granted (in thousands)	1,990	1,866	5,675	20,873
Weighted-average exercise price-stock options	$37.59	$31.49	$19.63	$25.74
Weighted-average grant date fair value-stock options	$8.62	$7.77	$7.42	$5.97
Assumptions:
Weighted-average expected volatility	29.3%	31.4%	58.8%	41.3%
Weighted-average expected term (in years)	5.3	5.3	5.3	4.7
Risk-free interest rate	2.1%	2.5%	1.7%	1.4%
Expected dividend yield	2.4%	2.6%	4.1%	3.2%

*	Includes options granted under the stock option exchange program which is described below.

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

Stock-Based Compensation Expense

The amount of stock-based compensation expense recognized during a period is based on the value of the awards that are ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock-based award. Based on an analysis of its historical forfeitures, the Company has applied an annual forfeiture rate of 4.3% to all unvested stock-based awards as of October 29, 2011. The rate of 4.3% represents the portion that is expected to be forfeited each year over the vesting period. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those options that vest.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additional paid-in-capital (APIC) Pool

The APIC pool represents the excess tax benefits related to share-based compensation that are available to absorb future tax deficiencies. If the amount of future tax deficiencies is greater than the available APIC pool, the Company records the excess as income tax expense in its consolidated statements of income. For fiscal years 2009 and 2010, the Company had a sufficient APIC pool to cover any tax deficiencies recorded and as a result, these deficiencies did not affect its results of operations. During fiscal 2011, the Company recognized an immaterial amount of income tax expense resulting from tax shortfalls related to share-based compensation in its consolidated statement of income.

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

Stock-Based Compensation Activity

A summary of the activity under the Company’s stock option plans as of October 29, 2011 and changes during the fiscal year then ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Options	Exercise Price	Contractual	Aggregate
	Outstanding	Per Share	Term in Years	Intrinsic Value

Options outstanding at October 30, 2010	43,079	$29.87
Options granted	1,990	$37.59
Options exercised	(8,260)	$26.32
Options forfeited	(450)	$27.71
Options expired	(2,243)	$44.08

Options outstanding October 29, 2011	34,116	$30.27	4.5	$274,486

Options exercisable at October 29, 2011	21,510	$31.44	3.5	$155,665
Options vested or expected to vest October 29, 2011(1)	33,507	$30.29	4.4	$269,320

(1)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) during fiscal 2011, 2010 and 2009 was $96.5 million, $29.6 million and $4.7 million, respectively. The total amount of proceeds received by the Company from exercise of these options during fiscal 2011, 2010 and 2009 was $217.4 million, $240.4 million and $15.1 million, respectively.

Proceeds from stock option exercises pursuant to employee stock plans in the Company’s statement of cash flows of $217.2 million, $216.1 million and $12.4 million for fiscal 2011, 2010 and 2009, respectively, are net of the value of shares surrendered by employees in certain limited circumstances to satisfy the exercise price of options, and to satisfy employee tax obligations upon vesting of restricted stock or restricted stock units and in connection with the exercise of stock options granted to the Company’s employees under the Company’s equity compensation plans. The withholding amount is based on the Company’s minimum statutory withholding requirement.

A summary of the Company’s restricted stock unit award activity as of October 29, 2011 and changes during the year then ended is presented below:

	Restricted	Weighted-
	Stock	Average Grant-
	Units	Date Fair Value
	Outstanding	Per Share

Restricted stock units outstanding at October 30, 2010	1,265	$28.21
Units granted	898	$34.93
Restrictions lapsed	(33)	$24.28
Units forfeited	(42)	$31.39

Restricted stock units outstanding at October 29, 2011	2,088	$31.10

As of October 29, 2011, there was $88.6 million of total unrecognized compensation cost related to unvested share-based awards comprised of stock options and restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.3 years. The total grant-date fair value of shares that vested during fiscal 2011, 2010 and 2009 was approximately $49.6 million, $67.7 million and $74.4 million, respectively.

Common Stock Repurchase Program

The Company’s common stock repurchase program has been in place since August 2004. In the aggregate, the Board of Directors has authorized the Company to repurchase $5 billion of the Company’s common stock under the program. Under the program, the Company may repurchase outstanding shares of its common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of the Company’s Board of Directors, the repurchase program will expire when the Company has repurchased all shares authorized under the program. As of October 29, 2011, the Company had repurchased a total of approximately 125.0 million shares of its common stock for approximately $4,278.5 million under this program. An additional $721.5 million remains available for repurchase of shares under the current authorized program. The repurchased shares are held as authorized but unissued shares of common stock. Any future common stock repurchases will be dependent upon several factors, including the amount of cash available to the Company in the United States and the Company’s financial performance, outlook and liquidity. The Company also from time to time repurchases shares in settlement of employee tax withholding obligations due upon the vesting of restricted stock units, or in certain limited circumstances to satisfy the exercise price of options granted to the Company’s employees under the Company’s equity compensation plans.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Revenue Trends by End Market

The following table summarizes revenue by end market. The categorization of revenue by end market is determined using a variety of data points including the technical characteristics of the product, the “sold to” customer information, the “ship to” customer information and the end customer product or application into which the Company’s product will be incorporated. As data systems for capturing and tracking this data evolve and improve, the categorization of products by end market can vary over time. When this occurs, the Company reclassifies revenue by end market for prior periods. Such reclassifications typically do not materially change the sizing of, or the underlying trends of results within, each end market. During fiscal year 2011, the Company consolidated the computer end market, which represented approximately 1% of fiscal 2011 revenue, into the consumer end market, and reclassified handset revenue, which represented approximately 3% of fiscal 2011 revenue, from the communications end market to the consumer end market, for all periods presented.

	2011			2010		2009
		% of			% of		% of
		Total			Total		Total
		Product			Product		Product
	Revenue	Revenue*	Y/Y%	Revenue	Revenue	Revenue	Revenue

Industrial	$1,397,634	47%	10%	$1,267,736	46%	$860,696	43%
Automotive	415,444	14%	25%	333,644	12%	200,329	10%
Consumer	586,945	20%	(6)%	626,565	23%	508,848	25%
Communications	593,297	20%	11%	533,558	19%	445,035	22%

Total Revenue	$2,993,320	100%	8%	$2,761,503	100%	$2,014,908	100%

*	The sum of the individual percentages do not equal the total due to rounding.

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

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Such reclassifications typically do not materially change the sizing of, or the underlying trends of results within, each product category.

	2011			2010		2009
		% of			% of		% of
		Total			Total		Total
		Product			Product		Product
	Revenue	Revenue	Y/Y%	Revenue	Revenue	Revenue	Revenue*

Converters	$1,343,492	45%	4%	$1,295,678	47%	$1,005,004	50%
Amplifiers/Radio frequency	788,498	26%	12%	701,634	25%	501,942	25%
Other analog	410,233	14%	23%	334,649	12%	216,473	11%

Subtotal analog signal processing	2,542,223	85%	9%	2,331,961	84%	1,723,419	86%

Power management & reference	217,501	7%	12%	194,699	7%	118,148	6%

Total analog products	$2,759,724	92%	9%	$2,526,660	91%	$1,841,567	91%

Digital signal processing	233,596	8%	(1)%	234,843	9%	173,341	9%

Total Revenue	$2,993,320	100%	8%	$2,761,503	100%	$2,014,908	100%

*	The sum of the individual percentages do not equal the total due to rounding.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic Information

The Company operates in the following major geographic areas. Revenue data is based upon customer location and property, plant and equipment data is based upon physical location. In fiscal years 2011, 2010 and 2009, the predominant countries comprising “Rest of North and South America” are Canada and Mexico; the predominant countries comprising “Europe” are Germany, Sweden, France and the United Kingdom; and the predominant countries comprising “Rest of Asia” are Taiwan and South Korea.

	2011	2010	2009

Revenue from continuing operations
United States	$532,011	$508,187	$401,608

Rest of North and South America	164,079	153,962	92,954
Europe	838,719	703,717	502,602
Japan	400,456	441,826	349,907
China	596,433	508,489	376,080
Rest of Asia	461,622	445,322	291,757

Subtotal all foreign countries	2,461,309	2,253,316	1,613,300

Total revenue	$2,993,320	$2,761,503	$2,014,908

Property, plant and equipment
United States	$187,013	$188,776	$204,758

Ireland	128,660	139,165	155,428
Philippines	149,098	131,963	103,209
All other countries	14,068	12,761	13,121

Subtotal all foreign countries	291,826	283,889	271,758

Total property, plant and equipment	$478,839	$472,665	$476,516

5.	Special Charges

On an on-going basis, the Company monitors global macro-economic conditions, and continues to assess opportunities for improved operational effectiveness and efficiency and better alignment of expenses with revenues. As a result of these assessments, the Company has undertaken various restructuring actions over the past several years. These actions are described below.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table displays the special charges taken related to these actions and a roll-forward from November 1, 2008 to October 29, 2011 of the employee separation and exit cost accruals established related to these actions.

		Consolidation
	Closure of Wafer	of a Wafer		Closure of Wafer
	Fabrication	Fabrication	Reduction of	Fabrication	Total
	Facility	Facility in	Operating	Facility	Special
Statement of Income	in Sunnyvale	Limerick	Costs	in Cambridge	Charges

Workforce reductions	$—	$—	$1,627	$—	$1,627
Change in estimate	—	1,461	—	—	1,461

Total Fiscal 2008 Charges	$—	$1,461	$1,627	$—	$3,088

Workforce reductions	—	—	26,583	7,446	34,029
Facility closure costs	—	1,191	2,411	57	3,659
Non-cash impairment charge	—	—	839	14,629	15,468
Other items	—	—	500	—	500

Total Fiscal 2009 Charges	$—	$1,191	$30,333	$22,132	$53,656

Workforce reductions	—	—	10,908	—	10,908
Facility closure costs	375	—	—	4,689	5,064
Non-cash impairment charge	—	—	487	—	487
Other items	—	—	24	—	24

Total Fiscal 2010 Charges	$375	$	$11,419	$4,689	$16,483

Workforce reductions	—	—	2,239	—	2,239

Total Fiscal 2011 Charges	$—	$—	$2,239	$—	$2,239

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Consolidation
	Closure of Wafer	of a Wafer		Closure of Wafer
	Fabrication	Fabrication	Reduction of	Fabrication	Total
	Facility	Facility in	Operating	Facility	Special
Accrued Restructuring	in Sunnyvale	Limerick	Costs	in Cambridge	Charge

Balance at November 1, 2008	$1,747	$11,754	$1,501	$—	$15,002

Fiscal 2009 special charges	—	1,191	30,333	22,132	53,656
Severance payments	—	(11,802)	(21,156)	(756)	(33,714)
Facility closure costs	(1,578)	(1,164)	(1,195)	(57)	(3,994)
Non-cash impairment charge	—	—	(839)	(14,629)	(15,468)
Other payments	—	—	(503)	—	(503)
Effect of foreign currency on accrual	—	333	20	—	353

Balance at October 31, 2009	$169	$312	$8,161	$6,690	$15,332

Fiscal 2010 special charges	375	—	11,419	4,689	16,483
Severance payments	—	(302)	(12,223)	(5,337)	(17,862)
Facility closure costs	(544)	—	(1,216)	(4,079)	(5,839)
Non-cash impairment charge	—	—	(487)	—	(487)
Other payments	—	—	(24)	—	(24)
Effect of foreign currency on accrual	—	(10)	(84)	—	(94)

Balance at October 30, 2010	$—	$—	$5,546	$1,963	$7,509

Fiscal 2011 special charges	—	—	2,239	—	2,239
Severance payments	—	—	(3,913)	(1,352)	(5,265)
Facility closure costs	—	—	—	(611)	(611)
Effect of foreign currency on accrual	—	—	4	—	4

Balance at October 29, 2011	$—	$—	$3,876	$—	$3,876

Closure of Wafer Fabrication Facility in Sunnyvale

The Company ceased production at its California wafer fabrication facility in November 2006. The Company paid the related lease obligation costs on a monthly basis over the remaining lease term, which expired in March 2010. The Company recorded a one-time settlement charge of $0.4 million in fiscal 2010 related to the termination of the lease. This action was completed during fiscal 2010.

Consolidation of a Wafer Fabrication Facility in Limerick

During fiscal 2007 through fiscal 2010, the Company recorded special charges of $16.4 million as a result of its decision to only use eight-inch technology at its wafer fabrication facility in Limerick. These special charges included $14.9 million for severance and fringe benefit costs in accordance with the Company’s ongoing benefit plan for 150 manufacturing employees and $1.5 million for clean-up and closure costs that were expensed as incurred. The production in the six-inch wafer fabrication facility ceased during the fourth quarter of fiscal 2009. This action was completed during fiscal 2010.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reduction of Operating Costs

During fiscal 2008 through fiscal 2010, in order to further reduce its operating cost structure, the Company recorded special charges of approximately $43.3 million. These special charges included: $39.1 million for severance and fringe benefit costs in accordance with its ongoing benefit plan or statutory requirements at foreign locations for 245 manufacturing employees and 470 engineering and SMG&A employees; $2.1 million for lease obligation costs for facilities that the Company ceased using during the first quarter of fiscal 2009; $0.8 million for the write-off of property, plant and equipment; $0.5 million for contract termination costs and $0.3 million for clean-up and closure costs that were expensed as incurred; and $0.5 million related to the impairment of intellectual property. The Company terminated the employment of all employees associated with this action and is paying amounts owed to them as income continuance.

During fiscal 2011, in order to further reduce its operating cost structure, the Company recorded a special charge of approximately $2.2 million for severance and fringe benefit costs in accordance with its ongoing benefit plan or statutory requirements at foreign locations for 25 engineering and SMG&A employees. As of October 29, 2011, the Company still employed 13 of the 25 employees included in this cost reduction action. These employees must continue to be employed by the Company until their employment is involuntarily terminated in order to receive the severance benefit.

Closure of a Wafer Fabrication Facility in Cambridge

During fiscal 2009 and fiscal 2010, the Company recorded special charges of $26.8 million as a result of its decision to consolidate its Cambridge, Massachusetts wafer fabrication facility into its existing Wilmington, Massachusetts facility. These special charges included: $7.4 million for severance and fringe benefit costs recorded in accordance with the Company’s ongoing benefit plan for 124 manufacturing employees and 9 SMG&A employees; $14.6 million for the impairment of manufacturing assets; $3.4 million for lease obligation costs for the Cambridge wafer fabrication facility, which the Company ceased using in the first quarter of fiscal 2010; and $1.4 million for clean-up and closure costs that were expensed as incurred. This action was completed during the third quarter of fiscal 2011.

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

In fiscal 2006, the Company acquired all the outstanding stock of privately-held AudioAsics A/S (AudioAsics) of Roskilde, Denmark. The acquisition of AudioAsics allowed the Company to continue developing low-power audio solutions, while expanding its presence in the Nordic and Eastern European regions. The Company paid additional cash payments of $3.1 million during fiscal 2009 for the achievement of revenue-based milestones during the period from October 2006 through January 2009, which were recorded as additional goodwill. In addition, the Company paid $3.2 million during fiscal 2009 based on the achievement of technological milestones during the period from October 2006 through January 2009, which were recorded as compensation expense in fiscal 2008. All revenue and technological milestones related to this acquisition have been met and no additional payments will be made.

On June 9, 2011, the Company acquired privately-held Lyric Semiconductor, Inc. (Lyric) of Cambridge, Massachusetts. The acquisition of Lyric gives the Company the potential to achieve an order of magnitude improvement in power efficiency in mixed signal processing. The acquisition-date fair value of the consideration transferred totaled $27.8 million, which consisted of $14.0 million in initial cash payments at closing and

74.1

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contingent consideration of up to $13.8 million. The contingent consideration arrangement requires additional cash payments to the former equity holders of Lyric upon the achievement of certain technological and product development milestones payable during the period from June 2011 through June 2016. The Company estimated the fair value of the contingent consideration arrangement utilizing the income approach. Changes in the fair value of the contingent consideration subsequent to the acquisition date primarily driven by assumptions pertaining to the achievement of the defined milestones will be recognized in operating income in the period of the estimated fair value change. As of October 29, 2011, no contingent payments have been made and the fair value of the contingent consideration was approximately $14.0 million. The Company allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition, resulting in the recognition of $12.2 million of IPR&D, $18.9 million of goodwill and $3.3 million of net deferred tax liabilities. The goodwill recognized is attributable to future technologies that have yet to be determined as well as the assembled workforce of Lyric. Future technologies do not meet the criteria for recognition separately from goodwill because they are a part of future development and growth of the business. None of the goodwill is expected to be deductible for tax purposes. In addition, the Company will be obligated to pay royalties to the former equity holders of Lyric on revenue recognized from the sale of Lyric products and licenses through the earlier of 20 years or the accrual of a maximum of $25 million. Royalty payments to Lyric employees require post-acquisition services to be rendered and, as such, the Company will record these amounts as compensation expense in the related periods. As of October 29, 2011, no royalty payments have been made. The Company recognized $0.2 million of acquisition-related costs that were expensed in the third quarter of fiscal 2011. These costs are included in operating expenses in the consolidated statement of income.

The Company has not provided pro forma results of operations for Integrant, AudioAsics and Lyric herein as they were not material to the Company on either an individual or an aggregate basis. The Company included the results of operations of each acquisition in its consolidated statement of income from the date of such acquisition.

7.	Deferred Compensation Plan Investments

Investments in The Analog Devices, Inc. Deferred Compensation Plan (the Deferred Compensation Plan) are classified as trading. The components of the investments as of October 29, 2011 and October 30, 2010 were as follows:

	2011	2010

Money market funds	$17,187	$1,840
Mutual funds	9,223	6,850

Total Deferred Compensation Plan investments	$26,410	$8,690

The fair values of these investments are based on published market quotes on October 29, 2011 and October 30, 2010, respectively. Adjustments to the fair value of, and income pertaining to, Deferred Compensation Plan investments are recorded in operating expenses. Gross realized and unrealized gains and losses from trading securities were not material in fiscal 2011, 2010 or 2009.

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

During fiscal 2010, the Company recognized an other-than-temporary impairment of $0.7 million. The investment impairment was related to the decline in fair value of a publicly-traded equity investment below cost basis that was determined to be other-than-temporary.

There were no realized gains or losses recorded in fiscal 2011, 2010 or 2009.

Unrealized gains and losses on securities classified as other investments as of October 29, 2011 and October 30, 2010 were as follows:

	2011	2010

Unrealized gains	$1,038	$1,041
Unrealized losses	(179)	—

Net unrealized gains on securities classified as other investments	$859	$1,041

9.	Accrued Liabilities

Accrued liabilities at October 29, 2011 and October 30, 2010 consisted of the following:

	2011	2010

Accrued compensation and benefits	$91,918	$128,113
Special charges	3,876	7,509
Other	61,822	71,465

Total accrued liabilities	$157,616	$207,087

10.	Deferred Compensation Plan Liability

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

The Company leases certain of its facilities, equipment and software under various operating leases that expire at various dates through 2022. The lease agreements frequently include renewal and escalation clauses and require the Company to pay taxes, insurance and maintenance costs. Total rental expense under operating leases was approximately $45 million in fiscal 2011, $40 million in fiscal 2010 and $40 million in fiscal 2009.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a schedule of future minimum rental payments required under long-term operating leases at October 29, 2011:

Operating
Fiscal Years	Leases

2012	$17,590
2013	12,724
2014	6,951
2015	5,649
2016	3,669
Later Years	19,472

Total	$66,055

12.	Commitments and Contingencies

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

The Company and its subsidiaries have various savings and retirement plans covering substantially all employees. The Company maintains a defined contribution plan for the benefit of its eligible U.S. employees. This plan provides for Company contributions of up to 5% of each participant’s total eligible compensation. In addition, the Company contributes an amount equal to each participant’s pre-tax contribution, if any, up to a maximum of 3% of each participant’s total eligible compensation. The total expense related to the defined contribution plan for U.S. employees was $21.9 million in fiscal 2011, $20.5 million in fiscal 2010 and $21.5 million in fiscal 2009. The Company also has various defined benefit pension and other retirement plans for certain non-U.S. employees that are consistent with local statutory requirements and practices. The total expense related to the various defined benefit pension and other retirement plans for certain non-U.S. employees was $21.4 million in fiscal 2011, $11.7 million in fiscal 2010 and $10.9 million in fiscal 2009.

Non-U.S. Plan Disclosures

The Company’s funding policy for its foreign defined benefit pension plans is consistent with the local requirements of each country. The plans’ assets consist primarily of U.S. and non-U.S. equity securities, bonds, property and cash. The benefit obligations and related assets under these plans have been measured at October 29, 2011 and October 30, 2010.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of Net Periodic Benefit Cost

Net annual periodic pension cost of non-U.S. plans is presented in the following table:

	2011	2010	2009

Service cost	$9,175	$5,933	$6,368
Interest cost	11,395	9,594	9,525
Expected return on plan assets	(10,938)	(11,079)	(10,703)
Amortization of prior service cost	—	1	5
Amortization of transition obligation (asset)	15	(27)	(40)
Recognized actuarial loss (gain)	1,630	(133)	(519)

Subtotal	$11,277	$4,289	$4,636

Settlement impact	—	(39)	207
Special termination benefits	—	—	281

Net periodic pension cost	$11,277	$4,250	$5,124

The special termination benefits presented relate to certain early retirement benefits provided in certain jurisdictions.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Benefit Obligations and Plan Assets

Obligation and asset data of the Company’s non-U.S. plans at each fiscal year end is presented in the following table:

	2011	2010

Change in Benefit Obligation
Benefit obligation at beginning of year	$215,012	$165,047
Service cost	9,175	5,933
Interest cost	11,395	9,594
Participant contributions	2,301	2,378
Premiums paid	(192)	(81)
Actuarial (gain) loss	(27,544)	40,227
Benefits paid	(2,625)	(3,170)
Exchange rate adjustment	3,391	(4,916)

Benefit obligation at end of year	$210,913	$215,012

Change in Plan Assets
Fair value of plan assets at beginning of year	$176,220	$135,643
Actual return on plan assets	(2,938)	17,480
Employer contributions	9,233	28,433
Participant contributions	2,301	2,378
Premiums paid	(192)	(81)
Benefits paid	(2,625)	(3,170)
Exchange rate adjustment	2,755	(4,463)

Fair value of plan assets at end of year	$184,754	$176,220

Reconciliation of Funded Status
Funded status	$(26,159)	$(38,792)

Amounts Recognized in the Balance Sheet
Non-current assets	$2,741	$4,160
Current liabilities	(573)	(520)
Non-current liabilities	(28,327)	(42,432)

Net amount recognized	$(26,159)	$(38,792)

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2011	2010

Reconciliation of Amounts Recognized in the Statement of Financial Position
Initial net obligation	$(125)	$(138)
Net loss	(30,613)	(45,467)

Accumulated other comprehensive loss	(30,738)	(45,605)
Accumulated contributions in excess of net periodic benefit cost	4,579	6,813

Net amount recognized	$(26,159)	$(38,792)

Changes Recognized in Other Comprehensive Income
Changes in plan assets and benefit obligations recognized in other comprehensive income
Net (gain) loss arising during the year (includes curtailment gains not recognized as a component of net periodic cost)	$(13,667)	$33,828
Effect of exchange rates on amounts included in accumulated other comprehensive income	445	765
Amounts recognized as a component of net periodic benefit cost
Amortization, settlement or curtailment recognition of net transition (obligation) asset	(15)	27
Amortization or curtailment recognition of prior service cost	—	(1)
Amortization or settlement recognition of net (loss) gain	(1,630)	172

Total recognized in other comprehensive (income) loss	$(14,867)	$34,791

Total recognized in net periodic cost and other comprehensive (income) loss	$(3,590)	$39,041

Estimated amounts that will be amortized from accumulated other comprehensive (loss) income over the next fiscal year
Initial net obligation	$(20)	$(15)
Net loss	(366)	(1,625)

Total	$(386)	$(1,640)

The accumulated benefit obligation for non-U.S. pension plans was $169.0 million and $168.9 million at October 29, 2011 and October 30, 2010, respectively.

Information relating to the Company’s non-U.S. plans with projected benefit obligations in excess of plan assets and accumulated benefit obligations in excess of plan assets at each fiscal year end is presented in the following table:

	2011	2010

Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	$180,182	$188,741
Fair value of plan assets	$151,281	$145,789
Plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$25,236	$23,278
Accumulated benefit obligation	$21,022	$19,360
Fair value of plan assets	$635	$602

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumptions

The range of assumptions used for the non-U.S. defined benefit plans reflects the different economic environments within the various countries. The projected benefit obligation was determined using the following weighted-average assumptions:

	2011	2010

Discount rate	5.60%	5.33%
Rate of increase in compensation levels	3.07%	3.40%

Net annual periodic pension cost was determined using the following weighted average assumptions:

	2011	2010

Discount rate	5.33%	6.32%
Expected long-term return on plan assets	6.15%	6.73%
Rate of increase in compensation levels	3.40%	3.72%

The expected long-term rate of return on assets is a weighted-average of the long-term rates of return selected for the various countries where the Company has funded pension plans. The expected long-term rate of return on assets assumption is selected based on the facts and circumstances that exist as of the measurement date and the specific portfolio mix of plan assets. Management, in conjunction with its actuaries, reviewed anticipated future long-term performance of individual asset categories and considered the asset allocation strategy adopted by the Company and/or the trustees of the plans. While the review considered recent fund performance and historical returns, the assumption is primarily a long-term prospective rate.

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

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair value of plan assets

The following table presents plan assets measured at fair value on a recurring basis by investment categories as of October 29, 2011 and October 30, 2010 using the same three-level hierarchy described in Note 2j:

	October 29, 2011				October 30, 2010
	Fair Value Measurement at Reporting Date Using:				Fair Value Measurement at Reporting Date Using:
	Quoted				Quoted
	Prices in				Prices in
	Active	Significant			Active	Significant
	Markets for	Other			Markets for	Other
	Identical	Observable	Unobservable		Identical	Observable	Unobservable
	Assets	Inputs	Inputs		Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)	Total

Unit trust funds(1)	$—	$100,161	$—	$100,161	$—	$131,650	$—	$131,650
Equities(1)	2,003	56,163	614	58,780	1,589	19,356	607	21,552
Fixed income securities(2)	—	21,984	—	21,984	—	19,214	—	19,214
Property(3)	—	—	3,166	3,166	—	—	3,186	3,186
Cash and cash equivalents	663	—	—	663	618	—	—	618

Total assets measured at fair value	$2,666	$178,308	$3,780	$184,754	$2,207	$170,220	$3,793	$176,220

(1)	The majority of the assets in these categories are invested in a mix of equities, including those from North America, Europe and Asia. The funds are valued using the net asset value method in which an average of the market prices for underlying investments is used to value the fund. Due to the nature of the underlying assets of these funds, changes in market conditions and the economic environment may significantly impact the net asset value of these investments and, consequently, the fair value of the investments. These investments are redeemable at net asset value to the extent provided in the documentation governing the investments. However, these redemption rights may be restricted in accordance with governing documents. Publicly traded securities are valued at the last trade or closing price reported in the active market in which the individual securities are traded. Level 3 securities are valued at book value per share based upon the financial statements of the investment.

(2)	The majority of the assets in this category are invested in funds primarily concentrated in non-U.S. debt instruments. The funds are valued using the net asset value method in which an average of the market prices for underlying investments is used to value the fund.

(3)	The majority of the assets in this category are invested in properties in Ireland, the UK, Europe and established international markets. Investments in properties are stated at estimated fair values based upon valuations by external independent property values.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below presents a reconciliation of the plan assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for fiscal years 2010 and 2011.

	Properties	Equities

Balance as of October 31, 2009	$2,340	$550
Purchases, sales, and settlements, net	899	—
Realized and unrealized return on plan assets	(53)	—
Effect on conversion to United States dollar	—	57

Balance as of October 30, 2010	$3,186	$607

Purchases, sales, and settlements, net	64	—
Realized and unrealized return on plan assets	(141)	—
Effect on conversion to United States dollar	57	7

Balance as of October 29, 2011	$3,166	$614

Estimated future cash flows

Expected fiscal 2012 Company contributions and estimated future benefit payments are as follows:

Expected Company Contributions
2012	$10,342
Expected Benefit Payments
2012	$3,673
2013	$4,251
2014	$4,372
2015	$4,280
2016	$4,673
2017 through 2021	$33,722

14.	Income Taxes

The reconciliation of income tax computed at the U.S. federal statutory rates to income tax expense is as follows:

	2011	2010	2009

U.S. federal statutory tax rate	35.0%	35.0%	35.0%
Income tax provision reconciliation:
Tax at statutory rate:	$371,506	$315,583	$104,105
Irish income subject to lower tax rate	(143,938)	(129,741)	(50,972)
State income taxes, net of federal benefit	1,162	2,622	406
Valuation reserve	(6,700)	—	—
Research and development tax credits	(14,681)	(1,045)	(5,153)
Settlement of tax examination	(10,804)	—	—
Net foreign tax in excess of U.S. federal statutory tax rate	338	1,315	1,123
Other, net	3,670	1,706	527

Total income tax provision	$200,553	$190,440	$50,036

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For financial reporting purposes, income before income taxes includes the following components:

	2011	2010	2009

Pretax income:
Domestic	$355,819	$289,748	$1,133
Foreign	705,628	611,917	296,311

Income from continuing operations before income taxes	$1,061,447	$901,665	$297,444

The components of the provision for income taxes are as follows:

	2011	2010	2009

Current:
Federal tax (benefit)	$92,103	$117,097	$(5,191)
Foreign	104,959	79,055	43,007
State	1,787	4,154	625

Total current	$198,849	$200,306	$38,441

Deferred (prepaid):
Federal	$9,399	$(6,159)	$16,718
State	(5,762)	(173)	315
Foreign	(1,933)	(3,534)	(5,438)

Total deferred (prepaid)	$1,704	$(9,866)	$11,595

The Company continues to intend to reinvest certain of its foreign earnings indefinitely. Accordingly, no U.S. income taxes have been provided for approximately $2,805 million of unremitted earnings of international subsidiaries. As of October 29, 2011, the amount of unrecognized deferred tax liability on these earnings was $736 million.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The significant components of the Company’s deferred tax assets and liabilities for the fiscal years ended October 29, 2011 and October 30, 2010 are as follows:

	2011	2010

Deferred tax assets:
Inventory reserves	$23,503	$24,495
Deferred income on shipments to distributors	34,061	32,870
Reserves for compensation and benefits	21,164	26,199
Tax credit carryovers	41,468	50,384
Stock-based compensation	91,417	75,827
Depreciation	4,781	4,553
Other	(592)	1,251

Total gross deferred tax assets	215,802	215,579
Valuation allowance	(34,768)	(50,384)

Total deferred tax assets	181,034	165,195

Deferred tax liabilities:
Depreciation	(36,624)	(12,185)
Undistributed earnings of foreign subsidiaries	(24,025)	(24,229)
Other	(1,829)	(3,106)

Total gross deferred tax liabilities	(62,478)	(39,520)

Net deferred tax assets	$118,556	$125,675

The valuation allowances of $34.8 million and $50.4 million at October 29, 2011 and October 30, 2010, respectively, are a valuation allowance for the Company’s state credit carryovers that began expiring in 2008.

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

As of October 29, 2011 and October 30, 2010, the Company had a liability of $9.7 million and $18.4 million, respectively, for gross unrealized tax benefits, all of which, if settled in the Company’s favor, would lower the Company’s effective tax rate in the period recorded. In addition, as of October 29, 2011 and October 30, 2010, the Company had a liability of approximately $11.1 million and $9.9 million, respectively, for interest and penalties. The Company includes interest and penalties related to unrecognized tax benefits within the provision for taxes in the consolidated statements of income. The total liability as of October 29, 2011 and October 30, 2010 of $20.8 million and $28.3 million, respectively, for uncertain tax positions is classified as non-current, and is included in other non-current liabilities, because the Company believes that the ultimate payment or settlement of these liabilities may not occur within the next twelve months. The consolidated statements of income for fiscal years 2011, 2010 and 2009 include $0.9 million, $1.8 million and $1.7 million, respectively, of interest and penalties related to these uncertain tax positions. Over the next fiscal year, the Company anticipates the liability to be reduced by $5.2 million for a tax settlement payment and the possible expiration of income tax statute of limitations.

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the changes in the total amounts of unrealized tax benefits for fiscal 2009 through fiscal 2011.

Balance, November 1, 2008	$13,750
Additions for tax positions of 2009	4,411

Balance, October 31, 2009	18,161
Additions for tax positions of 2010	286

Balance, October 30, 2010	$18,447

Additions for tax positions related to prior years	9,265
Reductions for tax positions related to prior years	(17,677)
Settlements with taxing authorities	(370)

Balance, October 29, 2011	$9,665

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

Fiscal Years 2006 and 2007 IRS Examination

During the third quarter of fiscal 2009, the IRS completed its field examination of the Company’s fiscal years 2006 and 2007. The IRS and the Company agreed on the treatment of a number of issues that have been included in an Issue Resolutions Agreement related to the 2006 and 2007 tax returns. However, no agreement was reached on the tax treatment of a number of issues for the fiscal 2006 and fiscal 2007 years, including the same R&D tax credit and foreign manufacturing issues mentioned above related to fiscal 2004 and 2005, the pricing of intercompany sales (transfer pricing) and the deductibility of certain stock option compensation expenses. The Company recorded taxes related to a portion of the proposed R&D tax credit adjustment. These four items had an additional potential total tax liability of $195 million. The Company concluded, based on discussions with its tax advisors that these items were not likely to result in any additional tax liability. Therefore, the Company did not record any additional tax liability for these items and appealed these proposed adjustments through the normal processes for the resolution of differences between the IRS and taxpayers.

During the second quarter of fiscal 2011, the Company reached an agreement with the IRS Appeals Office on three of the four protested items, two of which were the same issues settled relating to the 2004 and 2005 fiscal years. Transfer pricing remained as the only item under protest with the IRS Appeals Office related to the fiscal

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Fiscal Years 2008 through 2010

The Company files U.S. federal, U.S. state and non-U.S. tax returns. The following major jurisdictions are no longer subject to examination: U.S. federal prior to fiscal year 2008 and Ireland prior to fiscal year 2007.

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

As of October 29, 2011, the Company had $3,592.5 million of cash and cash equivalents and short-term investments, of which $1,170.5 million was held in the United States. The balance of the Company’s cash and cash equivalents and short-term investments was held outside the United States in various foreign subsidiaries. As the Company intends to reinvest certain of its foreign earnings indefinitely, this cash is not available to meet certain of the Company’s cash requirements in the United States, including for cash dividends and common stock repurchases. The Company entered into a five-year, $165 million unsecured revolving credit facility with certain institutional lenders in May 2008. To date, the Company has not borrowed under this credit facility but the Company may borrow in the future and use the proceeds for support of commercial paper issuance, stock repurchases, dividend payments, acquisitions, capital expenditures, working capital and other lawful corporate purposes. Any advances under this credit agreement will accrue interest at rates that are equal to LIBOR plus a margin that is based on the Company’s leverage ratio. The terms of the facility impose restrictions on the Company’s ability to undertake certain transactions, to create certain liens on assets and to incur certain subsidiary indebtedness. The terms of this facility also include financial covenants that require the Company to maintain a minimum interest coverage ratio and not exceed a maximum leverage ratio. As of October 29, 2011, the Company was compliant with these covenants.

16.	Debt

On June 30, 2009, the Company issued $375 million aggregate principal amount of 5.0% senior unsecured notes due July 1, 2014 (the 5.0% Notes) with semi-annual fixed interest payments on January 1 and July 1 of each year, commencing January 1, 2010. The sale of the 5.0% Notes was made pursuant to the terms of an underwriting agreement dated June 25, 2009 between the Company and Credit Suisse Securities (USA) LLC, as representative of the several underwriters named therein. The net proceeds of the offering were $370.4 million, after issuing at a discount and deducting expenses, underwriting discounts and commissions, which will be amortized over the term of the 5.0% Notes. The indenture governing the 5.0% Notes contains covenants that may limit the Company’s ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of its assets to, any other party. As of October 29, 2011, the

ANALOG DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company was compliant with these covenants. The notes are subordinated to any future secured debt and to the other liabilities of our subsidiaries.

On June 30, 2009, the Company entered into interest rate swap transactions where the Company swapped the notional amount of its $375 million of fixed rate debt at 5.0% into floating interest rate debt through July 1, 2014. Under the terms of the swaps, the Company will (i) receive on the $375 million notional amount a 5.0% annual interest payment that is paid in two installments on the 1st business day of every January and July, commencing January 1, 2010 through and ending on the maturity date; and (ii) pay on the $375 million notional amount an annual three month LIBOR plus 2.05% (2.42% as of October 29, 2011) interest payment, payable in four installments on the 1st business day of every January, April, July and October, commencing on October 1, 2009 and ending on the maturity date. The LIBOR-based rate is set quarterly three months prior to the date of the interest payment. The Company designated these swaps as fair value hedges. The changes in the fair value of the interest rate swaps were reflected in the carrying value of the interest rate swaps in other assets on the balance sheet. The carrying value of the debt on the balance sheet was adjusted by an equal and offsetting amount.

On December 22, 2010, Analog Devices Holdings B.V., a wholly owned subsidiary of the Company, entered into a credit agreement with Bank of America, N.A., London Branch as administrative agent. The borrower’s obligations are guaranteed by the Company. The credit agreement provides for a term loan facility of $145 million, which matures on December 22, 2013. The terms of the agreement provide for a three year principle amortization schedule with $3.6 million payable quarterly every March, June, September and December with the balance payable upon the maturity date. During the third quarter of fiscal 2011 the Company made an additional principal payment of $17.5 million. The loan will bear interest at a fluctuating rate for each period equal to the LIBOR rate corresponding with the tenor of the interest period plus a spread of 1.25% (1.61% as of October 29, 2011). The terms of this facility include limitations on subsidiary indebtedness and on liens against the assets of the Company and its subsidiaries, and also include financial covenants that require the Company to maintain a minimum interest coverage ratio and not exceed a maximum leverage ratio. As of October 29, 2011, the Company was compliant with these covenants. As of October 29, 2011, $14.5 million of this debt was classified as short-term.

On April 4, 2011, the Company issued $375 million aggregate principal amount of 3.0% senior unsecured notes due April 15, 2016 (the 3.0% Notes) with semi-annual fixed interest payments due on April 15 and October 15 of each year, commencing October 15, 2011. The sale of the 3.0% Notes was made pursuant to the terms of an underwriting agreement dated March 30, 2011 between the Company and Credit Suisse Securities (USA) LLC and Merrill Lynch, Pierce, Fenner and Smith Incorporated, as representative of the several underwriters named therein. The net proceeds of the offering were $370.5 million, after issuing at a discount and deducting expenses, underwriting discounts and commissions, which will be amortized over the term of the 3.0% Notes. The indenture governing the 3.0% Notes contains covenants that may limit the Company’s ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of its assets to, any other party. As of October 29, 2011, the Company was compliant with these covenants. The notes are subordinated to any future secured debt and to the other liabilities of our subsidiaries.

The Company’s principle payments related to its long-term debt obligations are as follows: $14.5 million in fiscal years 2012 and 2013; $462.6 million in fiscal year 2014; and $375 million in fiscal year 2016.

17.	Subsequent Events

On November 18, 2011, the Board of Directors of the Company declared a cash dividend of $0.25 per outstanding share of common stock. The dividend will be paid on December 21, 2011 to all shareholders of record at the close of business on December 2, 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Analog Devices, Inc.

We have audited the accompanying consolidated balance sheets of Analog Devices, Inc. as of October 29, 2011 and October 30, 2010, and the related consolidated statements of income, shareholders’ equity, comprehensive income, and cash flows for each of the three years in the period ended October 29, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(b). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Analog Devices, Inc. at October 29, 2011 and October 30, 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 29, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Analog Devices, Inc.’s internal control over financial reporting as of October 29, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 22, 2011 expressed an unqualified opinion thereon.

Boston, Massachusetts
November 22, 2011

ANALOG DEVICES, INC.

SUPPLEMENTARY FINANCIAL INFORMATION
(Unaudited)

Quarterly financial information for fiscal 2011 and fiscal 2010 (thousands, except per share amounts and as noted):

	4Q11	3Q11	2Q11	1Q11	4Q10	3Q10	2Q10	1Q10

Revenue	716,134	757,902	790,780	728,504	769,990	720,290	668,240	602,983
Cost of sales	255,620	248,262	256,566	246,331	253,761	240,088	233,725	234,507

Gross margin	460,514	509,640	534,214	482,173	516,229	480,202	434,515	368,476
% of Revenue	64.3%	67.2%	67.6%	66.2%	67.0%	66.7%	65.0%	61.1%
Research and development	123,889	128,476	130,460	122,745	128,140	126,987	122,780	114,398
Selling, marketing, general and administrative	99,094	102,323	105,268	100,022	102,349	102,070	97,660	88,481
Special charges	2,239	—	—	—	—	—	—	16,483

Total operating expenses	225,222	230,799	235,728	222,767	230,489	229,057	220,440	219,362
Operating income from continuing operations	235,292	278,841	298,486	259,406	285,740	251,145	214,075	149,114
% of Revenue	33%	37%	38%	36%	37%	35%	32%	25%
Nonoperating (income) expenses:
Interest expense	6,079	6,159	4,078	2,830	2,709	2,614	2,568	2,538
Interest income	(2,183)	(2,395)	(2,197)	(2,285)	(2,426)	(3,206)	(2,025)	(2,180)
Other, net	396	206	(151)	41	(2,600)	416	(488)	489

Total nonoperating (income) expense	4,292	3,970	1,730	586	(2,317)	(176)	55	847

Income from continuing operations before income taxes	231,000	274,871	296,756	258,820	288,057	251,321	214,020	148,267
% of Revenue	32%	36%	38%	36%	37%	35%	32%	25%
Provision for income taxes	47,473	54,936	54,930	43,214	63,063	51,830	46,880	28,667

Net income from continuing operations	183,527	219,935	241,826	215,606	224,994	199,491	167,140	119,600

Gain on sale of discontinued operations	—	—	—	6,500	—	—	—	859

Net income	183,527	219,935	241,826	222,106	224,994	199,491	167,140	120,459

% of Revenue	26%	29%	31%	30%	29%	28%	25%	20%
Earnings per share — basic
Income from continuing operations	0.61	0.73	0.81	0.72	0.75	0.67	0.56	0.40
Net income	0.61	0.73	0.81	0.74	0.75	0.67	0.56	0.41
Earnings per share — diluted
Income from continuing operations	0.60	0.71	0.78	0.70	0.73	0.65	0.55	0.39
Net income	0.60	0.71	0.78	0.72	0.73	0.65	0.55	0.40
Shares used to compute earnings per share (in thousands):
Basic	298,910	299,616	299,923	299,218	298,228	298,027	297,825	295,469
Diluted	305,734	308,744	309,619	308,848	306,711	306,168	305,836	304,730
Dividends declared per share	0.25	0.25	0.22	0.22	0.22	0.22	0.20	0.20

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Analog’s disclosure controls and procedures as of October 29, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 29, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of October 29, 2011. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment, our management concluded that, as of October 29, 2011, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm that audited the financial statements included in this annual report has issued an attestation report on our internal control over financial reporting. This report appears below.

(c) Attestation Report of the Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Analog Devices, Inc.

We have audited Analog Devices, Inc.’s internal control over financial reporting as of October 29, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Analog Devices, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Analog Devices, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 29, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Analog Devices, Inc. as of October 29, 2011 and October 30, 2010, and the related consolidated statements of income, shareholders’ equity, comprehensive income, and cash flows for each of the three years in the period ended October 29, 2011 of Analog Devices, Inc. and our report dated November 22, 2011 expressed an unqualified opinion thereon.

Boston, Massachusetts
November 22, 2011

(d) Changes in Internal Controls over Financial Reporting.  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended October 29, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item relating to our directors and nominees is contained in our 2012 proxy statement under the caption “Proposal 1 — Election of Directors” and is incorporated herein by reference. Information required by this item relating to our executive officers is contained under the caption “EXECUTIVE OFFICERS OF THE COMPANY” in Part I of this Annual Report on Form 10-K and is incorporated herein by reference. Information required by this item relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is contained in our 2012 proxy statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

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

During the fourth quarter of fiscal 2011, we made no material change to the procedures by which shareholders may recommend nominees to our Board of Directors, as described in our 2011 proxy statement.

Information required by this item relating to the audit committee of our Board of Directors is contained in our 2012 proxy statement under the caption “Corporate Governance — Board of Directors Meetings and Committees — Audit Committee” and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item is contained in our 2012 proxy statement under the captions “Corporate Governance — Director Compensation” and “Information About Executive Compensation” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item relating to security ownership of certain beneficial owners and management is contained in our 2012 proxy statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference. Information required by this item relating to securities authorized for issuance under equity compensation plans is contained in our 2012 proxy statement under the caption “Information About Executive Compensation — Securities Authorized for Issuance Under Equity Compensation Plans” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item relating to transactions with related persons is contained in our 2012 proxy statement under the caption “Corporate Governance — Certain Relationships and Related Transactions” and is incorporated herein by reference. Information required by this item relating to director independence is contained in our 2012 proxy statement under the caption “Corporate Governance — Determination of Independence” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is contained in our 2012 proxy statement under the caption “Corporate Governance — Independent Registered Public Accounting Firm Fees and Other Matters” and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements

The following consolidated financial statements are included in Item 8 of this Annual Report on Form 10-K:

—	Consolidated Statements of Income for the years ended October 29, 2011, October 30, 2010 and October 31, 2009

—	Consolidated Balance Sheets as of October 29, 2011 and October 30, 2010

—	Consolidated Statements of Shareholders’ Equity for the years ended October 29, 2011, October 30, 2010 and October 31, 2009

—	Consolidated Statements of Comprehensive Income for the years ended October 29, 2011, October 30, 2010 and October 31, 2009

—	Consolidated Statements of Cash Flows for the years ended October 29, 2011, October 30, 2010 and October 31, 2009

(b)	Financial Statement Schedules

The following consolidated financial statement schedule is included in Item 15(b) of this Annual Report on Form 10-K:

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

ANALOG DEVICES, INC.
ANNUAL REPORT ON FORM 10-K
YEAR ENDED OCTOBER 29, 2011
ITEM 15(b)
FINANCIAL STATEMENT SCHEDULE

ANALOG DEVICES, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Years ended October 29, 2011, October 30, 2010 and October 31, 2009
(Thousands)

	Balance at	Additions		Balance at
	Beginning of	Charged to		End of
Description	Period	Income Statement	Deductions	Period

Accounts Receivable Reserves and Allowances:
Year ended October 31, 2009	$5,501	$3,628	$7,448	$1,681

Year ended October 30, 2010	$1,681	$2,918	$3,018	$1,581

Year ended October 29, 2011	$1,581	$846	$962	$1,465

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANALOG DEVICES, INC.

By:	/s/ JERALD G. FISHMAN
Jerald G. Fishman
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 22, 2011

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ray Stata Ray Stata	Chairman of the Board	November 22, 2011

/s/ Jerald G. Fishman Jerald G. Fishman	President, Chief Executive Officer and Director (Principal Executive Officer)	November 22, 2011

/s/ David A. Zinsner David A. Zinsner	Vice President-Finance and Chief Financial Officer (Principal Financial Officer)	November 22, 2011

/s/ Seamus Brennan Seamus Brennan	Vice President and Chief Accounting Officer (Principal Accounting Officer)	November 22, 2011

/s/ James A. Champy James A. Champy	Director	November 22, 2011

/s/ John L. Doyle John L. Doyle	Director	November 22, 2011

/s/ John C. Hodgson John C. Hodgson	Director	November 22, 2011

/s/ Yves-Andre Istel Yves-Andre Istel	Director	November 22, 2011

/s/ Neil Novich Neil Novich	Director	November 22, 2011

/s/ F. Grant Saviers F. Grant Saviers	Director	November 22, 2011

Name	Title	Date

/s/ Paul J. Severino Paul J. Severino	Director	November 22, 2011

/s/ Kenton J. Sicchitano Kenton J. Sicchitano	Director	November 22, 2011

Exhibit Index

Exhibit No.		Description

1.1		Underwriting Agreement, dated June 25, 2009, between Analog Devices, Inc. and Credit Suisse Securities (USA) LLC, as representative of the several underwriters named therein, filed as exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 1-7819), filed with the Commission on June 30, 2009 and incorporated herein by reference.
1.2		Underwriting Agreement, dated March 30, 2011, between Analog Devices, Inc. and Credit Suisse Securities (USA) LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several underwriters named therein, filed as exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 1-7819), filed with the Commission on March 31, 2011 and incorporated herein by reference.
2.1		Purchase and Sale Agreement, dated as of September 9, 2007, among Analog Devices, Inc., various subsidiaries, and MediaTek Inc., filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 3, 2007 (File No. 1-7819) as filed with the Commission on November 30, 2007 and incorporated herein by reference.
2.2		Amendment No. 1 to Purchase and Sale Agreement, dated January 11, 2008, among Analog Devices, Inc., various subsidiaries, and MediaTek Inc. filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-7819), as filed with the Commission on January 16, 2008 and incorporated herein by reference.
2.3		License Agreement, dated as of January 11, 2008, among Analog Devices, Inc., Analog Devices B.V., MediaTek Inc. and MediaTek Singapore Pte. Ltd., filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-7819), as filed with the Commission on January 16, 2008 and incorporated herein by reference.
3.1		Restated Articles of Organization of Analog Devices, Inc., as amended, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 2008 (File No. 1-7819) as filed with the Commission on May 20, 2008 and incorporated herein by reference.
3.2		Amendment to Restated Articles of Organization of Analog Devices, Inc., filed as exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 8, 2008 (File No. 1-7819) and incorporated herein by reference.
3.3		Amended and Restated By-Laws of Analog Devices, Inc., filed as exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 28, 2010 (File No. 1-7819) and incorporated herein by reference.
4.1		Indenture, by and between Analog Devices, Inc. and The Bank of New York Mellon Trust Company, N.A. (as Trustee) dated as of June 30, 2009, filed as exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 1, 2009 (File No. 1-7819) and incorporated herein by reference.
4.2		Supplemental Indenture, dated June 30, 2009, between Analog Devices, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, filed as exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-7819), filed with the Commission on June 30, 2009 and incorporated herein by reference.
4.3		Form of 5.00% Global Note due July 1, 2014, filed as exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 1-7819), filed with the Commission on June 30, 2009 and incorporated herein by reference
4.4		Supplemental Indenture, dated April 4, 2011, between Analog Devices, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, filed as exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-7819), filed with the Commission on April 4, 2011 and incorporated herein by reference.
4.5		Form of 3.00% Global Note due April 15, 2016, filed as exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 1-7819), filed with the Commission on April 4, 2011 and incorporated herein by reference.
*10	.1	Analog Devices, Inc. Amended and Restated Deferred Compensation Plan, incorporated herein by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on December 8, 2008 (File No. 1-7819) and incorporated herein by reference.

Exhibit No.		Description

*10	.2	First Amendment to the Analog Devices, Inc. Amended and Restated Deferred Compensation Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for fiscal quarter ended July 30, 2011 (File No. 1-7819) as filed with the Commission on August 16, 2011 and incorporated herein by reference.
*10	.3	Trust Agreement for Deferred Compensation Plan dated as of October 1, 2003 between Analog Devices, Inc. and Fidelity Management Trust Company, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 1, 2003 (File No. 1-7819) as filed with the Commission on December 23, 2003 and incorporated herein by reference.
*10	.4	First Amendment to Trust Agreement for Deferred Compensation Plan between Analog Devices, Inc. and Fidelity Management Trust Company dated as of January 1, 2005, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended October 28, 2006 (File No. 1-7819) as filed with the Commission on November 20, 2006 and incorporated herein by reference.
*10	.5	Second Amendment to Trust Agreement for Deferred Compensation Plan between Analog Devices, Inc. and Fidelity Management Trust Company dated as of December 10, 2007, filed as exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 1, 2008 (File No. 1-7819) as filed with the Commission on November 25, 2008 and incorporated herein by reference.
*10	.6	Restated 1988 Stock Option Plan of Analog Devices, Inc., filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 1997 (File No. 1-7819) as filed with the Commission on June 17, 1997 and incorporated herein by reference.
*10	.7	Restated 1994 Director Option Plan of Analog Devices, Inc., as amended, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 (File No. 1-7819) as filed with the Commission on January 29, 2003 and incorporated herein by reference.
*10	.8	1998 Stock Option Plan of Analog Devices Inc., as amended, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 (File No. 1-7819) as filed with the Commission on January 29, 2003 and incorporated herein by reference.
*10	.9	Analog Devices, Inc. 2001 Broad-Based Stock Option Plan, as amended, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 (File No. 1-7819) as filed with the Commission on January 29, 2003 and incorporated herein by reference.
†*10	.10	Amended and Restated 2006 Stock Incentive Plan of Analog Devices, Inc., filed herewith.
*10	.11	Form of Global Non-Qualified Stock Option Agreement for Employees for usage under the Company’s 2006 Stock Incentive Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for fiscal quarter ended July 30, 2011 (File No. 1-7819) as filed with the Commission on August 16, 2011 and incorporated herein by reference.
†*10	.12	Form of Agreement for Grants of Non-Qualified Stock Options to Directors for usage under the Company’s 2006 Stock Incentive Plan, filed herewith.
*10	.13	Form of Global Restricted Stock Unit Agreement for Employees for usage under the Company’s 2006 Stock Incentive Plan, filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-7819), as filed with the Commission on December 3, 2010 and incorporated herein by reference.
†*10	.14	Form of Agreement for Grants of Restricted Stock Units to Directors for usage under the Company’s 2006 Stock Incentive Plan, filed herewith.
*10	.15	Analog Devices BV (Ireland) Employee Stock Option Program, as amended, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 (File No. 1-7819) as filed with the Commission on January 29, 2003 and incorporated herein by reference.
10.16		BCO Technologies Plc Unapproved Share Option Scheme, filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-50092) as filed with the Commission on November 16, 2000 and incorporated herein by reference.
10.17		BCO Technologies Plc Approved Share Option Scheme, filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-50092) as filed with the Commission on November 16, 2000 and incorporated herein by reference.

Exhibit No.		Description

10.18		ChipLogic, Inc. Amended and Restated 1998 Stock Plan, filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-53314) as filed with the Commission on January 5, 2001 and incorporated herein by reference.
10.19		Staccato Systems, Inc. 1998 Stock Plan, filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-53828) as filed with the Commission on January 17, 2001 and incorporated herein by reference.
10.20		Various individual stock restriction and similar agreements between the registrant and employees thereof relating to ChipLogic, Inc., filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-57444) as filed with the Commission on March 22, 2001, as amended by Amendment No. 1 filed as an exhibit to the Company’s Post-Effective Amendment to Registration Statement on Form S-8 (File No. 333-57444) as filed with the Commission on March 23, 2001 and incorporated herein by reference.
*10	.21	Amended and Restated Employment Agreement between Jerald G. Fishman and Analog Devices, Inc., dated January 14, 2010, filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-7819) as filed with the Commission on January 19, 2010 and incorporated herein by reference.
*10	.22	Executive Retention Agreement dated October 22, 2007 between Jerald G. Fishman and Analog Devices, Inc., filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-7819) as filed with the Commission on October 26, 2007 and incorporated herein by reference.
*10	.23	Amendment to Long-Term Retention Agreement between Jerald G. Fishman and Analog Devices, Inc., filed as exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-7819) as filed with the Commission on January 19, 2010 and incorporated herein by reference.
*10	.24	Letter Agreement between Analog Devices Inc. and Jerald G. Fishman dated June 21, 2000 relating to acceleration of stock options upon the occurrence of certain events, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000 (File No. 1-7819) as filed with the Commission on January 26, 2001 and incorporated herein by reference.
*10	.25	Amendment dated as of October 22, 2007 to the Employee Retention Agreement dated as of January 16, 1989 between Jerald G. Fishman and Analog Devices, Inc., filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-7819) as filed with the Commission on October 26, 2007 and incorporated herein by reference.
*10	.26	2012 Executive Performance Incentive Plan, filed as exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-7819), filed with the Commission on September 16, 2011 and incorporated herein by reference.
*10	.27	2011 Executive Performance Incentive Plan, filed as exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-7819), filed with the Commission on November 4, 2010 and incorporated herein by reference.
*10	.28	Form of Employee Retention Agreement, as amended and restated, filed as exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 1, 2008 (File No. 1-7819) as filed with the Commission on November 25, 2008 and incorporated herein by reference.
*10	.29	Form of Amendment to Employee Retention Agreement, incorporated herein by reference to exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2008 (File No. 1-7819).
*10	.30	Employee Change in Control Severance Policy of Analog Devices, Inc., as amended, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended October 30, 1999 (File No. 1-7819) as filed with the Commission on January 28, 2000 and incorporated herein by reference.
*10	.31	Senior Management Change in Control Severance Policy of Analog Devices, Inc., as amended, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended October 30, 1999 (File No. 1-7819) as filed with the Commission on January 28, 2000 and incorporated herein by reference.
*10	.32	Offer Letter for David A. Zinsner, dated November 18, 2008, filed as exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009 (File No. 1-7819) as filed with the Commission on February 18, 2009 and incorporated herein by reference.

Exhibit No.		Description

*10	.33	Form of Indemnification Agreement for Directors and Officers, filed as exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 1, 2008 (File No. 1-7819) as filed with the Commission on November 25, 2008 and incorporated herein by reference.
10.34		Amended and Restated Lease Agreement dated May 1, 1992 between Analog Devices, Inc. and the trustees of Everett Street Trust relating to the premises at 3 Technology Way, Norwood, Massachusetts, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 1, 1997 (File No. 1-7819) as filed with the Commission on January 28, 1998 and incorporated herein by reference.
10.35		Guaranty dated as of May 1, 1994 between Analog Devices, Inc. and Metropolitan Life Insurance Company relating to the premises at 3 Technology Way, Norwood, Massachusetts, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended October 30, 1999 (File No. 1-7819) as filed with the Commission on January 28, 2000 and incorporated herein by reference.
10.36		Letter Agreement dated as of May 18, 1994 between Analog Devices, Inc. and Metropolitan Life Insurance Company relating to the premises at 3 Technology Way, Norwood, Massachusetts, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended October 30, 1999 (File No. 1-7819) as filed with the Commission on January 28, 2000 and incorporated herein by reference.
10.37		Reimbursement Agreement dated May 18, 1992 between Analog Devices, Inc. and the trustees of Everett Street Trust, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 1, 1997 (File No. 1-7819) as filed with the Commission on January 28, 1998 and incorporated herein by reference.
10.38		Lease Agreement dated November 14, 1997, as amended, between Analog Devices, Inc. and Liberty Property Limited Partnership, relating to premises located at 7736 McCloud Road, Greensboro, North Carolina, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended October 28, 2006 (File No. 1-7819) as filed with the Commission on November 20, 2006 and incorporated herein by reference.
10.39		Fifth Amendment dated September 14, 2007 to Lease Agreement dated November 14, 1997, as amended, between Analog Devices, Inc. and Crown-Greensboro I, LLC (as successor to Liberty Property Limited Partnership), relating to premises located at 7736 McCloud Road, Greensboro, North Carolina, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 3, 2007 (File No. 1-7819) as filed with the Commission on November 30, 2007 and incorporated herein by reference.
†12	.1	Computation of Consolidated Ratios of Earnings to Fixed Charges.
†21		Subsidiaries of the Company.
†23		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
†31	.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
†31	.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
†32	.1	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).
†32	.2	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer).
101	. INS	XBRL Instance Document.
101	. SCH	XBRL Schema Document.
101	. CAL	XBRL Calculation Linkbase Document.
101	. LAB	XBRL Labels Linkbase Document.
101	. PRE	XBRL Presentation Linkbase Document.
101	. DEF	XBRL Definition Linkbase Document

†	Filed herewith.

*	Management contracts and compensatory plan or arrangements required to be filed as an Exhibit pursuant to Item 15(b) of Form 10-K.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income for the years ended October 29, 2011, October 30, 2010 and October 31, 2009, (ii) Consolidated Balance Sheets at October 29, 2011 and October 30, 2010, (iii) Consolidated Statements of Shareholders’ Equity for the years ended October 29, 2011, October 30, 2010 and October 31, 2009, (iv) Consolidated Statements of Comprehensive Income for the years ended October 29, 2011, October 30, 2010 and October 31, 2009, (v) Consolidated Statements of Cash Flows for the years ended October 29, 2011, October 30, 2010 and October 31, 2009, (vi) Notes to Consolidated Financial Statements.