Form 10-Q
period 2012-02-04
ANALOG DEVICES INC
filed 2012-02-22
CIK 6281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 4, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of February 4, 2012 there were 297,832,028 shares of common stock of the registrant, $0.16 2/3 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ANALOG DEVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(thousands, except per share amounts)

	Three Months Ended
	February 4, 2012	January 29, 2011
Revenue	$648,058	$728,504
Cost of sales (1)	238,668	246,331

Gross margin	409,390	482,173

Operating expenses:
Research and development (1)	124,378	122,745
Selling, marketing, general and administrative (1)	99,045	100,022
Special charge	2,595	—

	226,018	222,767

Operating income from continuing operations	183,372	259,406
Nonoperating (income) expense:
Interest expense	6,682	2,830
Interest income	(3,348)	(2,285)
Other, net	(48)	41

	3,286	586

Income from continuing operations before income taxes	180,086	258,820

Provision for income taxes	40,704	43,214

Income from continuing operations, net of tax	139,382	215,606

Gain on sale of discontinued operations, net of tax	—	6,500

Net income	$139,382	$222,106

Shares used to compute earnings per share – basic	297,788	299,218

Shares used to compute earnings per share – diluted	305,531	308,848

Basic earnings per share from continuing operations	$0.47	$0.72

Basic earnings per share	$0.47	$0.74

Diluted earnings per share from continuing operations	$0.46	$0.70

Diluted earnings per share	$0.46	$0.72

Dividends declared and paid per share	$0.25	$0.22

(1) Includes stock-based compensation expense as follows:

Cost of sales	$1,807	$1,748
Research and development	$5,885	$5,585
Selling, marketing, general and administrative	$5,640	$5,270

See accompanying notes.

ANALOG DEVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(thousands)

	February 4, 2012	October 29, 2011
Assets

Cash and cash equivalents	$1,097,442	$1,405,100
Short-term investments	2,569,956	2,187,362
Accounts receivable, net	301,999	348,416
Inventory (1):
Raw materials	27,366	28,085
Work in process	176,813	170,398
Finished goods	92,981	96,598

	297,160	295,081
Deferred tax assets	67,591	82,171
Prepaid income tax	17,838	22,002
Prepaid expenses and other current assets	43,182	46,216

Total current assets	4,395,168	4,386,348

Property, plant and equipment, at cost:
Land and buildings	435,060	430,453
Machinery and equipment	1,623,897	1,606,150
Office equipment	52,646	51,960
Leasehold improvements	48,354	48,338

	2,159,957	2,136,901
Less accumulated depreciation and amortization	1,684,268	1,658,062

Net property, plant and equipment	475,689	478,839

Deferred compensation plan investments	27,724	26,410
Other investments	3,230	2,951
Goodwill	274,139	275,087
Intangible assets, net	12,200	12,200
Deferred tax assets	33,105	37,645
Other assets	56,579	58,155

Total other assets	406,977	412,448

	$5,277,834	$5,277,635

(1)	Includes $2,428 and $2,431 related to stock-based compensation at February 4, 2012 and October 29, 2011, respectively.

See accompanying notes.

ANALOG DEVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(thousands, except share amounts)

	February 4, 2012	October 29, 2011
Liabilities and Shareholders’ Equity

Accounts payable	$111,749	$113,056
Deferred income on shipments to distributors, net	227,261	233,249
Income taxes payable	19,793	6,584
Current portion of long-term debt	14,500	14,500
Accrued liabilities	124,752	157,616

Total current liabilities	498,055	525,005

Long-term debt	855,662	871,876
Deferred income taxes	1,713	1,260
Deferred compensation plan liability	27,724	26,428
Other non-current liabilities	52,245	57,653

Total non-current liabilities	937,344	957,217

Commitments and contingencies

Shareholders’ Equity

Preferred stock, $1.00 par value, 471,934 shares authorized, none outstanding	—	—
Common stock, $0.16 2/3 par value, 1,200,000,000 shares authorized, 297,832,028 shares issued and outstanding (297,960,718 on October 29, 2011)	49,640	49,661
Capital in excess of par value	276,913	289,587
Retained earnings	3,547,300	3,482,334
Accumulated other comprehensive loss	(31,418)	(26,169)

Total shareholders’ equity	3,842,435	3,795,413

	$5,277,834	$5,277,635

See accompanying notes.

ANALOG DEVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(thousands)

	Three Months Ended
	February 4, 2012	January 29, 2011
Cash flows from operating activities:

Net income	$139,382	$222,106
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	28,243	29,493
Amortization of intangibles	—	392
Stock-based compensation expense	13,332	12,603
Gain on sale of business	—	(6,500)
Excess tax benefit-stock options	(1,896)	(3,607)
Deferred income taxes	3,623	(2,305)
Other non-cash activity	591	163
Changes in operating assets and liabilities	31,545	(35,594)

Total adjustments	75,438	(5,355)

Net cash provided by operating activities	214,820	216,751

Cash flows from investing activities:
Purchases of short-term available-for-sale investments	(2,192,874)	(664,148)
Maturities of short-term available-for-sale investments	1,659,792	651,887
Sales of short-term available-for-sale investments	151,841	239,419
Proceeds related to sale of businesses	—	10,000
Additions to property, plant and equipment	(25,289)	(25,547)
Decrease (increase) in other assets	327	(3,475)

Net cash (used for) provided by investing activities	(406,203)	208,136

Cash flows from financing activities:
Proceeds from long-term debt	—	145,000
Term loan repayments	(15,625)	—
Dividend payments to shareholders	(74,416)	(65,810)
Repurchase of common stock	(78,380)	(113,605)
Net proceeds from employee stock plans	48,647	101,967
Contingent consideration payment	(1,991)	—
Increase in other financing activities	5,166	4,576
Excess tax benefit-stock options	1,896	3,607

Net cash (used for) provided by financing activities	(114,703)	75,735

Effect of exchange rate changes on cash	(1,572)	(301)

Net (decrease) increase in cash and cash equivalents	(307,658)	500,321
Cash and cash equivalents at beginning of period	1,405,100	1,070,000

Cash and cash equivalents at end of period	$1,097,442	$1,570,321

See accompanying notes.

ANALOG DEVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 4, 2012

(all tabular amounts in thousands except per share amounts and percentages)

Note 1 – Basis of Presentation

In the opinion of management, the information furnished in the accompanying condensed consolidated financial statements reflects all normal recurring adjustments that are necessary to fairly state the results for these interim periods and should be read in conjunction with Analog Devices, Inc.’s (the Company) Annual Report on Form 10-K for the fiscal year ended October 29, 2011 and related notes. The results of operations for the interim periods shown in this report are not necessarily indicative of the results that may be expected for the fiscal year ending November 3, 2012 or any future period.

The Company sold its baseband chipset business and related support operations, or Baseband Chipset Business, to MediaTek Inc. during the first quarter of fiscal 2008. The Company has reflected the financial results of this business as discontinued operations in the condensed consolidated statements of income for all periods presented.

Certain amounts reported in previous years have been reclassified to conform to the fiscal 2012 presentation. Such reclassified amounts were immaterial. The Company has a 52-53 week fiscal year that ends on the Saturday closest to the last day in October. Fiscal 2012 is a 53-week fiscal year and fiscal 2011 was a 52-week fiscal year. The additional week in fiscal 2012 is included in the first quarter ended February 4, 2012. Therefore, the first quarter of fiscal 2012 included 14 weeks of operations and the first quarter of fiscal 2011 included 13 weeks of operations.

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

Distributors are granted price-adjustment credits for sales to their customers when the distributor’s standard cost (i.e., the Company’s sales price to the distributor) does not provide the distributor with an appropriate margin on its sales to its customers. As distributors negotiate selling prices with their customers, the final sales price agreed to with the customer will be influenced by many factors, including the particular product being sold, the quantity ordered, the particular customer, the geographic location of the distributor and the competitive landscape. As a result, the distributor may request and receive a price-adjustment credit from the Company to allow the distributor to earn an appropriate margin on the transaction.

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

As of February 4, 2012 and October 29, 2011, the Company had gross deferred revenue of $294.1 million and $309.6 million, respectively, and gross deferred cost of sales of $66.8 million and $76.4 million, respectively. Deferred income on shipments to distributors decreased by approximately $6.0 million in the first three months of fiscal 2012 primarily as a result of the distributors’ sales to their customers in the first three months of fiscal 2012 exceeding the Company’s shipments to its distributors during this same time period.

Shipping costs are charged to cost of sales as incurred.

The Company generally offers a 12-month warranty for its products. The Company’s warranty policy provides for replacement of the defective product. Specific accruals are recorded for known product warranty issues. Product warranty expenses during the three-month periods ended February 4, 2012 and January 29, 2011 were not material.

Note 3 – Stock-Based Compensation

Grant-Date Fair Value – The Company uses the Black-Scholes valuation model to calculate the grant-date fair value of stock option awards. The grant date fair value of restricted stock units represents the value of the Company’s common stock on the date of grant, reduced by the present value of dividends expected to be paid on the Company’s common stock prior to vesting.

Information pertaining to the Company’s stock option awards and the related estimated weighted-average assumptions to calculate the fair value of stock options granted during the three-month periods ended February 4, 2012 and January 29, 2011 are as follows:

	Three Months Ended
Stock Options	February 4, 2012	January 29, 2011
Options granted (in thousands)*	49	1,873
Weighted-average exercise price	$36.99	$37.53
Weighted-average grant date fair value	$8.46	$8.64
Assumptions:
Weighted-average expected volatility	33.31%	29.36%
Weighted-average expected term (in years)	5.3	5.3
Weighted-average risk-free interest rate	0.8%	2.1%
Weighted-average expected dividend yield	2.7%	2.3%

*	Under the Company’s equity award grant date policy the grant date of the Company’s annual equity awards has been the second business day following January 1st that the NYSE is open in the Company’s first fiscal quarter. Beginning in fiscal year 2012, the grant date of the Company’s annual equity awards will be March 15th or the next business day that the NYSE is open in the Company’s second fiscal quarter.

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

Stock-Based Compensation Expense

The amount of stock-based compensation expense recognized during a period is based on the value of the awards that are ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock-based award. Based on an analysis of its historical forfeitures, the Company has applied an annual forfeiture rate of 4.3% to all unvested stock-based awards as of February 4, 2012. The rate of 4.3% represents the portion that is expected to be forfeited each year over the vesting period. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those options that vest.

Additional paid-in-capital (APIC) Pool

The APIC pool represents the excess tax benefits related to share-based compensation that are available to absorb future tax deficiencies. If the amount of future tax deficiencies is greater than the available APIC pool, the Company records the excess as income tax expense in its condensed consolidated statements of income. During the three-month period ended January 29, 2011, the Company had a sufficient APIC pool to provide for any tax deficiencies recorded and as a result, these deficiencies did not affect its results of operations. During the three-month period ended February 4, 2012, the Company recognized $1.8 million of income tax expense resulting from tax shortfalls related to share-based compensation in its condensed consolidated statement of income.

Stock-Based Compensation Activity

A summary of the activity under the Company’s stock option plans as of February 4, 2012 and changes during the three-month period then ended is presented below:

Activity during the Three Months Ended February 4, 2012	Options Outstanding (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding October 29, 2011	34,116	$30.27
Options granted	49	$36.99
Options exercised	(1,936)	$25.24
Options forfeited	(189)	$27.42
Options expired	(2,081)	$41.05

Options outstanding at February 4, 2012	29,959	$29.88	4.6	$313,894

Options exercisable at February 4, 2012	20,539	$30.55	4.0	$204,031

Options vested or expected to vest at February 4, 2012 (1)	29,483	$29.88	4.5	$308,982

(1)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

During the three months ended February 4, 2012 and January 29, 2011, the total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $24.9 million and $46.7 million, respectively, and the total amount of proceeds received by the Company from exercise of these options was $48.9 million and $102.0 million, respectively. Proceeds from stock option exercises pursuant to employee stock plans in the Company’s statement of cash flows during the three months ended February 4, 2012 and January 29, 2011 was $48.6 million and $102.0 million, respectively, and are net of the value of shares surrendered by employees in certain limited circumstances to satisfy the exercise price of options, and to satisfy employee tax obligations upon vesting of restricted stock units and in connection with the exercise of stock options granted to the Company’s employees under the Company’s equity compensation plans. The withholding amount is based on the Company’s minimum statutory withholding requirement.

A summary of the Company’s restricted stock unit award activity as of February 4, 2012 and changes during the three- month period then ended is presented below:

Activity during the Three Months Ended February 4, 2012	Restricted Stock Units Outstanding (in thousands)	Weighted- Average Grant Date Fair Value Per Share
Restricted stock units outstanding at October 29, 2011	2,088	$31.10
Units granted	22	$33.64
Restrictions lapsed	(21)	$23.32
Forfeited	(19)	$31.56

Restricted stock units outstanding at February 4, 2012	2,070	$31.20

As of February 4, 2012, there was $75.0 million of total unrecognized compensation cost related to unvested share-based awards comprised of stock options and restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.2 years. The total grant-date fair value of shares that vested during the three months ended February 4, 2012 and January 29, 2011, was approximately $25.0 million and $25.6 million, respectively.

Note 4 – Comprehensive Income

Components of comprehensive income include net income and certain transactions that have generally been reported in the consolidated statement of shareholders’ equity and consist of the following:

	Three Months Ended
	February 4, 2012	January 29, 2011
Income from continuing operations, net of tax	$139,382	$215,606

Foreign currency translation adjustments	(2,252)	(21)

Change in unrealized holding gains (net of taxes of $206 and $23, respectively) on securities classified as short-term investments	1,147	162

Change in unrealized holding gains (net of taxes of $98 and $40, respectively) on securities classified as other investments	182	74

Change in unrealized losses (net of taxes of $829 and $401, respectively) on derivative instruments designated as cash flow hedges	(5,741)	(3,023)

Pension plans
Transition asset	1	1
Net actuarial gain	1,414	905

Other comprehensive loss	(5,249)	(1,902)

Comprehensive income from continuing operations	134,133	213,704

Gain on sale of discontinued operations, net of tax	—	6,500

Comprehensive income	$134,133	$220,204

The components of accumulated other comprehensive loss, net of tax, at February 4, 2012 and October 29, 2011 consisted of the following:

	February 4, 2012	October 29, 2011
Foreign currency translation adjustment	$(4,290)	$(2,038)
Unrealized gains on available-for-sale securities	1,518	695
Unrealized losses on available-for-sale securities	(135)	(641)
Unrealized gains on derivative instruments	(4,054)	1,687
Pension plans
Transition obligation	(116)	(117)
Net actuarial loss	(24,341)	(25,755)

Total accumulated other comprehensive loss	$(31,418)	$(26,169)

The aggregate fair value of investments with unrealized losses as of February 4, 2012 and October 29, 2011 was $347.8 million and $1,899.4 million, respectively. These unrealized losses were primarily related to commercial paper that earns lower interest rates than current market rates. None of these investments have been in a loss position for more than twelve months.

Unrealized gains and losses on available-for-sale securities classified as short-term investments at February 4, 2012 and October 29, 2011 are as follows:

	February 4, 2012	October 29, 2011
Unrealized gains on securities classified as short-term investments	$812	$22
Unrealized losses on securities classified as short-term investments	(37)	(600)

Net unrealized gains (losses) on securities classified as short-term investments	$775	$(578)

Realized gains or losses on investments are determined based on the specific identification basis and are recognized in nonoperating income. There were no material net realized gains or losses from the sales of available-for-sale investments during any of the fiscal periods presented.

Note 5 – Earnings Per Share

Basic earnings per share is computed based only on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential future issuances of common stock relating to stock option programs and other potentially dilutive securities using the treasury stock method. In calculating diluted earnings per share, the dilutive effect of stock options is computed using the average market price for the respective period. In addition, the assumed proceeds under the treasury stock method include the average unrecognized compensation expense of stock options that are in-the-money and restricted stock units. This results in the “assumed” buyback of additional shares, thereby reducing the dilutive impact of in-the-money stock options. Potential shares related to certain of the Company’s outstanding stock options were excluded because they were anti-dilutive. Those potential shares, determined based on the weighted average exercise prices during the respective years, related to the Company’s outstanding stock options could be dilutive in the future.

	Three Months Ended
	February 4, 2012	January 29, 2011
Income from continuing operations, net of tax	$139,382	$215,606
Gain on sale of discontinued operations, net of tax	—	6,500

Net income	$139,382	$222,106

Basic shares:
Weighted-average shares outstanding	297,788	299,218

Earnings per share-basic:
Income from continuing operations, net of tax	$0.47	$0.72
Gain on sale of discontinued operations, net of tax	—	0.02

Net income	$0.47	$0.74

Diluted shares:
Weighted-average shares outstanding	297,788	299,218
Assumed exercise of common stock equivalents	7,743	9,630

Weighted-average common and common equivalent shares	305,531	308,848

Earnings per share-diluted:
Income from continuing operations, net of tax	$0.46	$0.70
Gain on sale of discontinued operations, net of tax	—	0.02

Net income	$0.46	$0.72

Weighted average anti-dilutive shares related to:
Outstanding stock options	6,912	8,097

Note 6 – Special Charges

The Company monitors global macroeconomic conditions, on an ongoing basis, and continues to assess opportunities for improved operational effectiveness and efficiency and better alignment of expenses with revenues. As a result of these assessments, the Company has undertaken various restructuring actions over the past several years. These actions are described below.

The following table displays the special charges taken for ongoing actions and a roll-forward from October 29, 2011 to February 4, 2012 of the employee separation and exit cost accruals established related to these actions.

	Reduction of Operating Costs
Statement of Income	2008	2009	2010	2011	2012
Workforce reductions	$1,627	$26,583	$10,908	$2,239	$2,535
Facility closure costs	—	2,411	—	—	—
Non-cash impairment charge	—	839	487	—	—
Other items	—	500	24	—	60

Total Charges	$1,627	$30,333	$11,419	$2,239	$2,595

Accrued Restructuring	Reduction of Operating Costs
Balance at October 29, 2011	$3,876
Fiscal 2012 special charges	2,595
Severance payments	(1,359)

Balance at February 4, 2012	$5,112

Reduction of Operating Costs

During fiscal 2008 through fiscal 2010, the Company recorded special charges of approximately $43.3 million. These special charges included: $39.1 million for severance and fringe benefit costs in accordance with its ongoing benefit plan or statutory requirements at foreign locations for 245 manufacturing employees and 470 engineering and selling, marketing, general and administrative (SMG&A) employees; $2.1 million for lease obligation costs for facilities that the Company ceased using during the first quarter of fiscal 2009; $0.8 million for the write-off of property, plant and equipment; $0.5 million for contract termination costs and $0.3 million for clean-up and closure costs that were expensed as incurred; and $0.5 million related to the impairment of intellectual property. The Company terminated the employment of all employees associated with these actions and is paying amounts owed to them as income continuance.

During fiscal 2011, the Company recorded a special charge of approximately $2.2 million for severance and fringe benefit costs in accordance with its ongoing benefit plan or statutory requirements at foreign locations for 25 engineering and SMG&A employees. As of February 4, 2012, the Company employed 6 of the 25 employees included in this cost reduction action. These employees must continue to be employed by the Company until their employment is involuntarily terminated in order to receive the severance benefit.

During the first quarter of fiscal 2012, the Company recorded a special charge of approximately $2.6 million. The special charge included $2.5 million for severance and fringe benefit costs in accordance with its ongoing benefit plan or statutory requirements at foreign locations for 34 manufacturing, engineering and SMG&A employees and $0.1 million for contract termination costs. As of February 4, 2012, the Company employed 25 of the 34 employees included in this cost reduction action. These employees must continue to be employed by the Company until their employment is involuntarily terminated in order to receive the severance benefit.

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

	Three Months Ended February 4, 2012			Three Months Ended January 29, 2011
	Revenue	% of Revenue	Y/Y%	Revenue	% of Revenue
Industrial	$289,431	45%	(15)%	$339,028	47%
Automotive	119,123	18%	26%	94,600	13%
Consumer	116,886	18%	(20)%	145,951	20%
Communications	122,618	19%	(18)%	148,925	20%

Total revenue	$648,058	100%	(11)%	$728,504	100%

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

	Three Months Ended February 4, 2012			Three Months Ended January 29, 2011
	Revenue	% of Revenue	Y/Y%	Revenue	% of Revenue*
Converters	$285,133	44%	(14)%	$332,767	46%
Amplifiers / Radio frequency	164,458	25%	(16)%	195,007	27%
Other analog	96,238	15%	5%	91,407	13%

Subtotal analog signal processing	545,829	84%	(12)%	619,181	85%
Power management & reference	44,863	7%	(16)%	53,360	7%

Total analog products	$590,692	91%	(12)%	$672,541	92%

Digital signal processing	57,366	9%	3%	55,963	8%

Total revenue	$648,058	100%	(11)%	$728,504	100%

*The	sum of the individual percentages does not equal the total due to rounding.

Revenue Trends by Geographic Region

Revenue by geographic region, based upon customer location, for the three-month periods ended February 4, 2012 and January 29, 2011 was as follows:

	Three Months Ended
Region	February 4, 2012	January 29, 2011
United States	$121,599	$130,397
Rest of North and South America	42,360	41,893
Europe	176,492	191,289
Japan	81,352	104,167
China	121,274	148,121
Rest of Asia	104,981	112,637

Total revenue	$648,058	$728,504

In the three-month periods ended February 4, 2012 and January 29, 2011, the predominant countries comprising “Rest of North and South America” are Canada and Mexico; the predominant countries comprising “Europe” are Germany, Sweden, France and the United Kingdom; and the predominant countries comprising “Rest of Asia” are Taiwan and South Korea.

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

The tables below set forth by level the Company’s financial assets and liabilities, excluding accrued interest components that were accounted for at fair value on a recurring basis as of February 4, 2012 and October 29, 2011. The tables exclude cash on hand and assets and liabilities that are measured at historical cost or any basis other than fair value. As of February 4, 2012 and October 29, 2011, the Company held $81.4 million and $31.6 million, respectively, of cash and held-to-maturity investments that were excluded from the tables below.

	February 4, 2012
	Fair Value measurement at Reporting Date using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents:
Available-for-sale:
Institutional money market funds	$529,437	$—	$—	$529,437
Corporate obligations (1)	—	547,603	—	547,603
Short — term investments:
Available-for-sale:
Securities with one year or less to maturity:
Corporate obligations (1)	—	2,354,585	—	2,354,585
Floating rate notes, issued at par	—	60,041	—	60,041
Floating rate notes (1)	—	17,755	—	17,755
Securities with greater than one year to maturity:
Floating rate notes (1)	—	76,615	—	76,615
Other assets:
Deferred compensation investments	27,724	—	—	27,724
Other investments	1,414	—	—	1,414
Interest rate swap agreements	—	21,418	—	21,418

Total assets measured at fair value	$558,575	$3,078,017	$—	$3,636,592

Liabilities
Forward foreign currency exchange contracts (2)	$—	$4,868	$—	$4,868
$375 million aggregate principle 5.0% debt (3)	—	395,654	—	395,654
Contingent consideration	—	—	12,244	12,244

Total liabilities measured at fair value	$—	$400,522	$12,244	$412,766

(1)	The amortized cost of the Company’s investments classified as available-for-sale as of February 4, 2012 was $2,997.5 million.
(2)	The Company has a master netting arrangement by counterparty with respect to derivative contracts. As of February 4, 2012, contracts in an asset position of $0.4 million were netted against contracts in a liability position in the condensed consolidated balance sheet.
(3)	Equal to the accreted notional value of the debt plus the fair value of the interest rate component of the long-term debt. The fair value of the long-term debt as of February 4, 2012 was $410.6 million.

	October 29, 2011
	Fair Value measurement at Reporting Date using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents:
Available-for-sale:
Institutional money market funds	$1,278,121	$—	$—	$1,278,121
Corporate obligations (1)	—	95,948	—	95,948
Short — term investments:
Available-for-sale:
Securities with one year or less to maturity:
Corporate obligations (1)	—	2,169,078	—	2,169,078
Floating rate notes (1)	—	17,704	—	17,704
Other assets:
Forward foreign currency exchange contracts (2)	—	2,472	—	2,472
Deferred compensation investments	26,410	—	—	26,410
Other investments	1,135	—	—	1,135
Interest rate swap agreements	—	22,187	—	22,187

Total assets measured at fair value	$1,305,666	$2,307,389	$—	$3,613,055

Liabilities
$375 million aggregate principle 5.0% debt (3)	$—	$396,337	$—	$396,337
Contingent consideration	—	—	13,973	13,973

Total liabilities measured at fair value	$—	$396,337	$13,973	$410,310

(1)	The amortized cost of the Company’s investments classified as available-for-sale as of October 29, 2011 was $2,284.9 million.
(2)	The Company has a master netting arrangement by counterparty with respect to derivative contracts. As of October 29, 2011, contracts in a liability position of $0.8 million were netted against contracts in an asset position in the condensed consolidated balance sheet.
(3)	Equal to the accreted notional value of the debt plus the fair value of the interest rate component of the long-term debt. The fair value of the long-term debt as of October 29, 2011 was $413.4 million.

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

The following table summarizes the change in the fair value of the contingent consideration measured using significant unobservable inputs (Level 3) as of October 29, 2011 and February 4, 2012:

Contingent Consideration
Balance as of October 30, 2010	$—
Contingent consideration liability recorded	13,790
Fair value adjustment	183

Balance as of October 29, 2011	$13,973

Payment made*	(2,000)
Fair value adjustment	271

Balance as of February 4, 2012	$12,244

*	The payment is reflected in the statements of cash flows as cash used in financing activities related to the liability recognized at fair value as of the acquisition date and cash provided by operating activities related to the fair value adjustments previously recognized in earnings.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

On April 4, 2011, the Company issued $375 million aggregate principal amount of 3.0% senior unsecured notes due April 15, 2016 (the 3.0% Notes) with semi-annual fixed interest payments due on April 15 and October 15 of each year, commencing October 15, 2011. Based on quotes received from third-party banks, the fair value of the 3.0% Notes as of February 4, 2012 and October 29, 2011 was $397.0 million and $392.8 million, respectively.

Note 9 – Derivatives

Foreign Exchange Exposure Management — The Company enters into forward foreign currency exchange contracts to offset certain operational and balance sheet exposures from the impact of changes in foreign currency exchange rates. Such exposures result from the portion of the Company’s operations, assets and liabilities that are denominated in currencies other than the U.S. dollar, primarily the Euro; other significant exposures include the Philippine Peso and the British Pound. These foreign currency exchange contracts are entered into to support transactions made in the normal course of business, and accordingly, are not speculative in nature. The contracts are for periods consistent with the terms of the underlying transactions, generally one year or less. Hedges related to anticipated transactions are designated and documented at the inception of the respective hedges as cash flow hedges and are evaluated for effectiveness monthly. Derivative instruments are employed to eliminate or minimize certain foreign currency exposures that can be confidently identified and quantified. As the terms of the contract and the underlying transaction are matched at inception, forward contract effectiveness is calculated by comparing the change in fair value of the contract to the change in the forward value of the anticipated transaction, with the effective portion of the gain or loss on the derivative instrument reported as a component of accumulated other comprehensive (loss) income (OCI) in shareholders’ equity and reclassified into earnings in the same period during which the hedged transaction affects earnings. Any residual change in fair value of the instruments, or ineffectiveness, is recognized immediately in other (income) expense. Additionally, the Company enters into forward foreign currency contracts that economically hedge the gains and losses generated by the re-measurement of certain recorded assets and liabilities in a non-functional currency. Changes in the fair value of these undesignated hedges are recognized in other (income) expense immediately as an offset to the changes in the fair value of the asset or liability being hedged. As of February 4, 2012 and October 29, 2011, the total notional amount of these undesignated hedges was $39.1 million and $41.2 million, respectively. The fair value of these hedging instruments in the Company’s condensed consolidated balance sheets as of February 4, 2012 and October 29, 2011 was immaterial.

Interest Rate Exposure Management — On June 30, 2009, the Company entered into interest rate swap transactions related to its outstanding 5.0% senior unsecured notes where the Company swapped the notional amount of its $375 million of fixed rate debt at 5.0% into floating interest rate debt through July 1, 2014. Under the terms of the swaps, the Company will (i) receive on the $375 million notional amount a 5.0% annual interest payment that is paid in two installments on the 1st of every January and July, commencing January 1, 2010 through and ending on the maturity date; and (ii) pay on the $375 million notional amount an annual three month LIBOR plus 2.05% (2.63% as of February 4, 2012) interest payment, payable in four installments on the 1st of every January, April, July and October, commencing on October 1, 2009 and ending on the maturity date. The LIBOR-based rate is set quarterly three months prior to the date of the interest payment. The Company designated these swaps as fair value hedges. The fair value of the swaps at inception was zero and subsequent changes in the fair value of the interest rate swaps were reflected in the carrying value of the interest rate swaps on the balance sheet. The carrying value of the debt on the balance sheet was adjusted by an equal and offsetting amount. The gain or loss on the hedged item (that is, the fixed-rate borrowings) attributable to the hedged benchmark interest rate risk and the offsetting gain or loss on the related interest rate swaps for three-month periods ended February 4, 2012 and January 29, 2011 were as follows:

Statement of Income	February 4, 2012			January 29, 2011
Classification	Loss on Swaps	Gain on Note	Net Income Effect	Loss on Swaps	Gain on Note	Net Income Effect
Other income	$(769)	$769	$—	$(8,168)	$8,168	$—

The amounts earned and owed under the swap agreements are accrued each period and are reported in interest expense. There was no ineffectiveness recognized in any of the periods presented.

The market risk associated with the Company’s derivative instruments results from currency exchange rate or interest rate movements that are expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. The counterparties to the agreements relating to the Company’s derivative instruments consist of a number of major international financial institutions with high credit ratings. Based on the credit ratings of the Company’s counterparties as of February 4, 2012, nonperformance is not perceived to be a significant risk. Furthermore, none of the Company’s derivatives are subject to collateral or other security arrangements and none contain provisions that are dependent on the Company’s credit ratings from any credit rating agency. While the contract or notional amounts of derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of the Company’s exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of counterparties to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparties’ obligations under the contracts exceed the obligations of the Company to the counterparties. As a result of the above considerations, the Company does not consider the risk of counterparty default to be significant.

The Company records the fair value of its derivative financial instruments in the condensed consolidated financial statements in other current assets, other assets or accrued liabilities, depending on their net position, regardless of the purpose or intent for holding the derivative contract. Changes in the fair value of the derivative financial instruments are either recognized periodically in earnings or in shareholders’ equity as a component of OCI. Changes in the fair value of cash flow hedges are recorded in OCI and reclassified into earnings when the underlying contract matures. Changes in the fair values of derivatives not qualifying for hedge accounting are reported in earnings as they occur.

The total notional amounts of derivative instruments designated as hedging instruments as of February 4, 2012 and October 29, 2011 were $375 million of interest rate swap agreements accounted for as fair value hedges and $152.6 million and $153.7 million, respectively, of cash flow hedges denominated in Euros, British Pounds and Philippine Pesos. The fair values of these hedging instruments in the Company’s condensed consolidated balance sheets as of February 4, 2012 and October 29, 2011 were as follows:

	Balance Sheet Location	Fair Value at February 4, 2012	Fair Value at October 29, 2011
Interest rate swap agreements	Other assets	$21,418	$22,187
Forward foreign currency exchange contracts	Prepaid expenses and other current assets	$—	$2,038
	Accrued Liabilities	$4,654	$—

The effect of derivative instruments designated as cash flow hedges on the condensed consolidated statements of income for the three-month periods ended February 4, 2012 and January 29, 2011 are as follows:

	Three Months Ended
	February 4, 2012	January 29, 2011
Loss recognized in OCI on derivatives (net of tax of $1,123 in 2012 and $346 in 2011)	$(7,771)	$(2,611)
Loss (Gain) reclassified from OCI into income (net of tax of $294 in 2012 and $55 in 2011)	$2,030	$(412)

The amounts reclassified into earnings before tax are recognized in cost of sales and operating expenses for the three-month periods ended February 4, 2012 and January 29, 2011 are as follows:

	Three Months Ended
	February 4, 2012	January 29, 2011
Cost of sales	$901	$(434)
Research and development	$623	$(29)
Selling, marketing, general and administrative	$800	$(4)

All derivative gains and losses included in OCI will be reclassified into earnings within the next 12 months. There was no ineffectiveness in the three-month periods ended February 4, 2012 and January 29, 2011.

Note 10 – Goodwill and Intangible Assets

Goodwill

The Company annually evaluates goodwill for impairment as well as whenever events or changes in circumstances suggest that the carrying value of goodwill may not be recoverable. The Company tests goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis on the first day of the fourth quarter (on or about August 1) or more frequently if indicators of impairment exist. For the Company’s latest annual impairment assessment that occurred on July 31, 2011, the Company identified its reporting units to be its five operating segments, which meet the aggregation criteria for one reportable segment. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company determines the fair value of its reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. No impairment of goodwill resulted in any of the fiscal years presented. The Company’s next annual impairment assessment will be performed as of the first day of the fourth quarter of fiscal 2012 unless indicators arise that would require the Company to reevaluate at an earlier date. The following table presents the changes in goodwill during the first three months of fiscal 2012:

Three Months Ended February 4, 2012
Balance at beginning of period	$275,087
Foreign currency translation adjustment	(948)

Balance at end of period	$274,139

Intangible Assets

The Company reviews finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of assets may not be recoverable. Recoverability of these assets is measured by comparison of their carrying value to future undiscounted cash flows the assets are expected to generate over their remaining economic lives. If such assets are considered to be impaired, the impairment to be recognized in earnings equals the amount by which the carrying value of the assets exceeds their fair value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. As of February 4, 2012 and October 29, 2011 the Company’s finite-lived intangible assets were fully amortized. Amortization expense related to finite-lived intangible assets was $0.4 million for the three-month period ended January 29, 2011.

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

Indefinite-lived intangible assets consisted of the following:

	February 4, 2012	October 29, 2011
	Carrying Amount	Carrying Amount
In-process research and development	$12,200	$12,200

IPR&D assets are considered indefinite-lived intangible assets until completion or abandonment of the associated R&D efforts. Upon completion of the projects, the IPR&D assets will be amortized over their estimated useful lives.

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

Net periodic pension cost of non-U.S. plans is presented in the following table:

	Three Months Ended
	February 4, 2012	January 29, 2011
Service cost	$1,991	$2,224
Interest cost	2,764	2,753
Expected return on plan assets	(2,649)	(2,645)
Amortization of initial net obligation	5	4
Amortization of net loss	89	393

Net periodic pension cost	$2,200	$2,729

Pension contributions of $2.6 million were made by the Company during the three months ended February 4, 2012. The Company presently anticipates contributing an additional $8.2 million to fund its defined benefit pension plans in fiscal year 2012 for a total of $10.8 million.

Note 12 – Revolving Credit Facility

As of February 4, 2012, the Company had $3,667.4 million of cash and cash equivalents and short-term investments, of which $1,121.7 million was held in the United States. The balance of the Company’s cash and cash equivalents and short-term investments was held outside the United States in various foreign subsidiaries. As the Company intends to reinvest certain of its foreign earnings indefinitely, this cash is not available to meet certain of the Company’s cash requirements in the United States, including for cash dividends and common stock repurchases. The Company entered into a five-year, $165 million unsecured revolving credit facility with certain institutional lenders in May 2008. To date, the Company has not borrowed under this credit facility but the Company may borrow in the future and use the proceeds for support of commercial paper issuance, stock repurchases, dividend payments, acquisitions, capital expenditures, working capital and other lawful corporate purposes. Any advances under this credit agreement will accrue interest at rates that are equal to LIBOR plus a margin that is based on the Company’s leverage ratio. The terms of the facility impose restrictions on the Company’s ability to undertake certain transactions, to create certain liens on assets and to incur certain subsidiary indebtedness. The terms of this facility also include financial covenants that require the Company to maintain a minimum interest coverage ratio and not exceed a maximum leverage ratio. As of February 4, 2012, the Company was compliant with these covenants.

Note 13 –Debt

On June 30, 2009, the Company issued $375 million aggregate principal amount of 5.0% senior unsecured notes due July 1, 2014 (the 5.0% Notes) with semi-annual fixed interest payments due on January 1 and July 1 of each year, commencing January 1, 2010. The sale of the 5.0% Notes was made pursuant to the terms of an underwriting agreement dated June 25, 2009 between the Company and Credit Suisse Securities (USA) LLC, as representative of the several underwriters named therein. The net proceeds of the offering were $370.4 million, after issuing at a discount and deducting expenses, underwriting discounts and commissions, which will be amortized over the term of the 5.0% Notes. The indenture governing the 5.0% Notes contains covenants that may limit the Company’s ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of its assets to, any other party. As of February 4, 2012, the Company was compliant with these covenants. The notes are subordinated to any future secured debt and to the other liabilities of the Company’s subsidiaries.

On June 30, 2009, the Company entered into interest rate swap transactions where the Company swapped the notional amount of its $375 million of fixed rate debt at 5.0% into floating interest rate debt through July 1, 2014. Under the terms of the swaps, the Company will (i) receive on the $375 million notional amount a 5.0% annual interest payment that is paid in two installments on the 1st business day of every January and July, commencing January 1, 2010 through and ending on the maturity date; and (ii) pay on the $375 million notional amount an annual three month LIBOR plus 2.05% (2.63% as of February 4, 2012) interest payment, payable in four installments on the 1st business day of every January, April, July and October, commencing on October 1, 2009 and ending on the maturity date. The LIBOR-based rate is set quarterly three months prior to the date of the interest payment. The Company designated these swaps as fair value hedges. The changes in the fair value of the interest rate swaps were reflected in the carrying value of the interest rate swaps in other assets on the balance sheet. The carrying value of the debt on the balance sheet was adjusted by an equal and offsetting amount.

On December 22, 2010, Analog Devices Holdings B.V., a wholly owned subsidiary of the Company, entered into a credit agreement with Bank of America, N.A., London Branch as administrative agent. The borrower’s obligations are guaranteed by the Company. The credit agreement provides for a term loan facility of $145 million, which matures on December 22, 2013. The terms of the agreement provide for a three year principle amortization schedule with $3.6 million payable quarterly every March, June, September and December with the balance payable upon the maturity date. During the third quarter of fiscal 2011, the Company made an additional principal payment of $17.5 million. During the first quarter of fiscal 2012, the Company made an additional principal payment of $12.0 million. The loan will bear interest at a fluctuating rate for each period equal to the LIBOR rate corresponding with the tenor of the interest period plus a spread of 1.25% (1.82% as of February 4, 2012). The terms of this facility include limitations on subsidiary indebtedness and on liens against the assets of the Company and its subsidiaries, and also include financial covenants that require the Company to maintain a minimum interest coverage ratio and not exceed a maximum leverage ratio. As of February 4, 2012, the Company was compliant with these covenants. As of February 4, 2012, $14.5 million of this debt was classified as short-term.

On April 4, 2011, the Company issued $375 million aggregate principal amount of 3.0% senior unsecured notes due April 15, 2016 (the 3.0% Notes) with semi-annual fixed interest payments due on April 15 and October 15 of each year, commencing October 15, 2011. The sale of the 3.0% Notes was made pursuant to the terms of an underwriting agreement dated March 30, 2011 between the Company and Credit Suisse Securities (USA) LLC and Merrill Lynch, Pierce, Fenner and Smith Incorporated, as representative of the several underwriters named therein. The net proceeds of the offering were $370.5 million, after issuing at a discount and deducting expenses, underwriting discounts and commissions, which will be amortized over the term of the 3.0% Notes. The indenture governing the 3.0% Notes contains covenants that may limit the Company’s ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of its assets to, any other party. As of February 4, 2012, the Company was compliant with these covenants. The notes are subordinated to any future secured debt and to the other liabilities of the Company’s subsidiaries.

The Company’s principle payments related to its long-term debt obligations are as follows: $10.9 million remaining in fiscal year 2012; $14.5 million in fiscal year 2013; $450.6 million in fiscal year 2014; and $375 million in fiscal year 2016.

Note 14 – Common Stock Repurchase

The Company’s common stock repurchase program has been in place since August 2004. In the aggregate, the Board of Directors has authorized the Company to repurchase $5 billion of the Company’s common stock under the program. Under the program, the Company may repurchase outstanding shares of its common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of the Company’s Board of Directors, the repurchase program will expire when the Company has repurchased all shares authorized under the program. As of February 4, 2012, the Company had repurchased a total of approximately 127.1 million shares of its common stock for approximately $4,356.9 million under this program. An additional $643.1 million remains available for repurchase of shares under the current authorized program. The repurchased shares are held as authorized but unissued shares of common stock. Any future common stock repurchases will be dependent upon several factors, including the amount of cash available to the Company in the United States and the Company’s financial performance, outlook and liquidity. The Company also from time to time repurchases shares in settlement of employee tax withholding obligations due upon the vesting of restricted stock units, or in certain limited circumstances to satisfy the exercise price of options granted to the Company’s employees under the Company’s equity compensation plans.

Note 15 – Discontinued Operations

In September 2007, the Company entered into a definitive agreement to sell its Baseband Chipset Business to MediaTek Inc. The decision to sell the Baseband Chipset Business was due to the Company’s decision to focus its resources in areas where its signal processing expertise can provide unique capabilities and earn superior returns. During fiscal 2008, the Company completed the sale of its Baseband Chipset Business for net cash proceeds of $269 million. The Company made cash payments of $1.7 million during fiscal 2009 related to retention payments for employees who transferred to MediaTek Inc. and for the reimbursement of intellectual property license fees incurred by MediaTek. During fiscal 2010, the Company received cash proceeds of $62 million as a result of the receipt of a refundable withholding tax and also recorded an additional gain on sale of $0.3 million, or $0.2 million net of tax, due to the settlement of certain items at less than the amounts accrued. In fiscal 2011, additional proceeds of $10 million were released from escrow and $6.5 million, net of tax, was recorded as additional gain from the sale of discontinued operations. The Company does not expect any additional proceeds from this sale.

The following amounts related to the Baseband Chipset Business have been segregated from continuing operations and reported as discontinued operations.

Three Months Ended January 29, 2011
Gain on sale of discontinued operations before income taxes	$10,000
Provision for income taxes	3,500

Gain on sale of discontinued operations, net of tax	$6,500

Note 16 – Acquisitions

On June 9, 2011, the Company acquired privately-held Lyric Semiconductor, Inc. (Lyric) of Cambridge, Massachusetts. The acquisition of Lyric gives the Company the potential to achieve an order of magnitude improvement in power efficiency in mixed signal processing. The acquisition-date fair value of the consideration transferred totaled $27.8 million, which consisted of $14.0 million in initial cash payments at closing and contingent consideration of up to $13.8 million. The contingent consideration arrangement requires additional cash payments to the former equity holders of Lyric upon the achievement of certain technological and product development milestones payable during the period from June 2011 through June 2016. The Company estimated the fair value of the contingent consideration arrangement utilizing the income approach. Changes in the fair value of the contingent consideration subsequent to the acquisition date primarily driven by assumptions pertaining to the achievement of the defined milestones will be recognized in operating income in the period of the estimated fair value change. As of February 4, 2012, the Company made a contingent consideration payment of $2.0 million. The payment is reflected in the statements of cash flows as cash used in financing activities related to the liability recognized at fair value as of the acquisition date and cash provided by operating activities related to the fair value adjustments previously recognized in earnings. The fair value of the remaining contingent consideration was approximately $12.2 million as of February 4, 2012, of which $7.7 million is included in accrued liabilities and $4.5 million is included in other non-current liabilities in the condensed consolidated balance sheet. The Company allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition, resulting in the recognition of $12.2 million of IPR&D, $18.9 million of goodwill and $3.3 million of net deferred tax liabilities. The goodwill recognized is attributable to future technologies that have yet to be determined as well as the assembled workforce of Lyric. Future technologies do not meet the criteria for recognition separately from goodwill because they are a part of future development and growth of the business. None of the goodwill is expected to be deductible for tax purposes. In addition, the Company will be obligated to pay royalties to the former equity holders of Lyric on revenue recognized from the sale of Lyric products and licenses through the earlier of 20 years or the accrual of a maximum of $25 million. Royalty payments to Lyric employees require post-acquisition services to be rendered and, as such, the Company will record these amounts as compensation expense in the related periods. As of February 4, 2012, no royalty payments have been made. The Company recognized $0.2 million of acquisition-related costs that were expensed in the third quarter of fiscal 2011 which were included in operating expenses in the condensed consolidated statement of income.

The Company has not provided pro forma results of operations for Lyric herein as the acquisition was not material to the Company. The Company included the results of operations of this acquisition in its condensed consolidated statement of income from the date of such acquisition.

Note 17 – Income Taxes

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

IRS Examination for Fiscal Years 2004 through 2007

The Company expects to file a petition with the Tax Court for one open matter that pertains to Section 965 of the Internal Revenue Code related to the beneficial tax treatment of dividends paid from foreign owned companies under The American Jobs Creation Act. The potential liability for this adjustment is $36.5 million. The Company has concluded, based on discussions with its tax advisors, that this item is not likely to result in any additional tax liability. Therefore, the Company has not recorded any additional tax liability for this issue. All of the Company’s U.S. federal tax returns prior to fiscal year 2008 are no longer subject to examination.

All of the Company’s Ireland tax returns prior to fiscal year 2007 are no longer subject to examination.

Unrealized Tax Benefits

The following table summarizes the changes in the total amounts of unrealized tax benefits for the three months ended February 4, 2012.

Balance, October 29, 2011	$9,665
Settlements with taxing authorities	(3,488)

Balance, February 4, 2012	$6,177

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

Note 18 – New Accounting Pronouncements

Standards Implemented

Intangibles – Goodwill and Other

In December 2010, the FASB issued ASU No. 2010-28, Intangibles - Goodwill and Other (ASC Topic 350) (ASU No. 2010-28). ASU No. 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test only if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. ASU No. 2010-28 is effective for fiscal years that begin after December 15, 2010, which is the Company’s fiscal year 2012. The adoption of ASU No. 2010-28 in the first quarter of fiscal 2012 did not have a material impact on the Company’s financial condition and results of operations

Standards to be Implemented

Balance Sheet

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities (ASU No. 2011-11). ASU No. 2011-11 amended ASC 210, Balance Sheet, to converge the presentation of offsetting assets and liabilities between U.S GAAP and IFRS. ASU No. 2011-11 requires that entities disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. ASU No. 2011-11 is effective for fiscal years, and interim periods within those years, beginning after January 1, 2013, which is the Company’s fiscal year 2014. The adoption of ASU No. 2011-11 will require additional disclosures related to offsetting assets and liabilities but will not impact the Company’s financial condition or results of operations.

Comprehensive Income

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (ASU No. 2011-05). ASU No. 2011-05 amended ASC 220, Comprehensive Income, to converge the presentation of comprehensive income between U.S GAAP and IFRS. ASU No. 2011-05 requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements and requires reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement in changes of stockholders equity. ASU No. 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 which is the Company’s fiscal year 2013. Subsequently, in December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU No. 2011-12), which defers only those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments but does not affect all other requirements in ASU No. 2011-05. The adoption of ASU No. 2011-05 and ASU No. 2011-12 will affect the presentation of comprehensive income but will not impact the Company’s financial condition or results of operations.

Note 19 – Subsequent Event

On February 21, 2012, the Board of Directors of the Company declared a cash dividend of $0.30 per outstanding share of common stock. The dividend will be paid on March 28, 2012 to all shareholders of record at the close of business on March 9, 2012.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended October 29, 2011.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, including in particular the section entitled “Outlook,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbor created under the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections regarding our future financial performance; our anticipated growth and trends in our businesses; our future capital needs and capital expenditures; our future market position and expected competitive changes in the marketplace for our products; our ability to pay dividends or repurchase stock; our ability to service our outstanding debt; our expected tax rate; the effect of new accounting pronouncements; and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified in Part II, Item 1A. Risk Factors and elsewhere in our Quarterly Report on Form 10-Q. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements except to the extent required by law.

During the first quarter of fiscal 2008, we sold our baseband chipset business and related support operations, or Baseband Chipset Business, to MediaTek Inc. The financial results of this business are presented as discontinued operations in the condensed consolidated statements of income for all periods presented. Unless otherwise noted, this Management’s Discussion and Analysis relates only to financial results from continuing operations.

Results of Operations

(all tabular amounts in thousands except per share amounts and percentages)

Overview

	Three Months Ended
	February 4, 2012	January 29, 2011	$ Change	% Change
Revenue	$648,058	$728,504	$(80,446)	(11)%
Gross margin %	63.2%	66.2%
Income from continuing operations, net of tax	$139,382	$215,606	$(76,224)	(35)%
Income from continuing operations, net of tax, as a % of revenue	21.5%	29.6%
Diluted EPS from continuing operations	$0.46	$0.70	$(0.24)	(34)%
Diluted EPS	$0.46	$0.72	$(0.26)	(36)%

The first quarter of fiscal 2012 was a 14-week quarter and the first quarter of fiscal 2011 was a 13-week quarter. Therefore, the first quarter of fiscal 2012 includes an additional week of operations as compared to the first quarter of fiscal 2011.

The year-to-year revenue changes by end market and product category are more fully outlined below under Revenue Trends by End Market and Revenue Trends by Product Type.

During the first quarter of fiscal 2012, our revenue decreased 11%, as compared to the first quarter of fiscal 2011. Our diluted earnings per share from continuing operations decreased to $0.46 in the first quarter of fiscal 2012 as compared to $0.70 in the first quarter of fiscal 2011. Cash flow from operations in the first quarter of fiscal 2012 was $214.8 million or 33.1% of revenue. During the first quarter of fiscal 2012, we received $48.6 million in net proceeds from employee stock option exercises. During the first quarter of fiscal 2012, we repurchased a total of approximately 2.1 million shares of our common stock for an aggregate of $78.4 million, distributed $74.4 million to our shareholders in dividend payments, paid $15.6 million in principle payments related to our $145 million term loan facility and paid $25.3 million for property, plant and equipment additions. These factors contributed to the net decrease in cash and cash equivalents of $307.7 million in the first quarter of fiscal 2012.

The year-to-year decrease in revenue and profitability was primarily attributable to declining demand for our products as our customers and distributors continued to reduce their inventory levels following the inventory buildup that occurred in the first half of fiscal 2011. In addition the ongoing European debt crisis and the global credit and financial crisis affecting Europe and the United States caused customers to become more cautious in the first quarter of fiscal 2012. We believe that our variable cost structure and continued efforts to manage production, demand and inventory helped to mitigate the effect that these lower sales had on our earnings.

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

	Three Months Ended February 4, 2012			Three Months Ended January 29, 2011
	Revenue	% of Revenue	Y/Y%	Revenue	% of Revenue
Industrial	$289,431	45%	(15)%	$339,028	47%
Automotive	119,123	18%	26%	94,600	13%
Consumer	116,886	18%	(20)%	145,951	20%
Communications	122,618	19%	(18)%	148,925	20%

Total revenue	$648,058	100%	(11)%	$728,504	100%

Industrial – The year-to-year decrease in revenue in the three-month period ended February 4, 2012 in industrial end market revenue was primarily the result of a broad-based decrease in demand in this end market. The year-to-year decrease was most significant for products sold into the instrumentation and industrial automation sectors.

Automotive – The year-to-year increase in revenue in the three-month period ended February 4, 2012 in automotive end market revenue was primarily the result of an increase in the electronic content, used primarily in safety and infotainment, and a general increase in demand by our customers.

Consumer – The year-to-year decrease in revenue in the three-month period ended February 4, 2012 in consumer end market revenue was primarily the result of a broad-based decrease in demand for products sold in this end market and to a lesser extent customer production limitations caused by the floods in Thailand.

Communications – The year-to-year decrease in revenue in the three-month period ended February 4, 2012 in communications end market revenue was primarily the result of a broad-based decrease in demand in this end market, which was most significant for products sold into the base station end market sector.

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

	Three Months Ended February 4, 2012			Three Months Ended January 29, 2011
	Revenue	% of Revenue	Y/Y%	Revenue	% of Revenue*
Converters	$285,133	44%	(14)%	$332,767	46%
Amplifiers / Radio frequency	164,458	25%	(16)%	195,007	27%
Other analog	96,238	15%	5%	91,407	13%

Subtotal analog signal processing	545,829	84%	(12)%	619,181	85%
Power management & reference	44,863	7%	(16)%	53,360	7%

Total analog products	$590,692	91%	(12)%	$672,541	92%

Digital signal processing	57,366	9%	3%	55,963	8%

Total revenue	$648,058	100%	(11)%	$728,504	100%

*	The sum of the individual percentages does not equal the total due to rounding.

The year-to-year decrease in total revenue in the three-month period ended February 4, 2012 was primarily the result of a broad-based decrease in demand across most product categories.

Revenue Trends by Geographic Region

Revenue by geographic region, based upon customer location, for the three-month periods ended February 4, 2012 and January 29, 2011 was as follows:

	Three Months Ended
Region	February 4, 2012	January 29, 2011	$ Change	% Change
United States	$121,599	$130,397	$(8,798)	(7)%
Rest of North and South America	42,360	41,893	467	1%
Europe	176,492	191,289	(14,797)	(8)%
Japan	81,352	104,167	(22,815)	(22)%
China	121,274	148,121	(26,847)	(18)%
Rest of Asia	104,981	112,637	(7,656)	(7)%

Total revenue	$648,058	$728,504	$(80,446)	(11)%

In the three-month periods ended February 4, 2012 and January 29, 2011, the predominant countries comprising “Rest of North and South America” are Canada and Mexico; the predominant countries comprising “Europe” are Germany, Sweden, France and the United Kingdom; and the predominant countries comprising “Rest of Asia” are Taiwan and South Korea.

Sales decreased in nearly all regions in the first quarter of fiscal 2012 as compared to first quarter of fiscal 2011. The most significant year-to-year decrease in sales by region occurred in China and Japan. These decreases were primarily the result of lower sales activity in the communication, consumer and industrial end market sectors in these regions.

Gross Margin

	Three Months Ended
	February 4, 2012	January 29, 2011	$ Change	% Change
Gross margin	$409,390	$482,173	$(72,783)	(15)%
Gross margin %	63.2%	66.2%

Gross margin percentage was lower by 300 basis points in the three-month period ended February 4, 2012 compared to the three-month period ended January 29, 2011, primarily as a result of decreased operating levels in our manufacturing facilities as well as lower concentrations of sales in products sold into the instrumentation and industrial automation sectors of the industrial end market and wireless sector of the communications end market, which earn higher margins as compared to products sold into our other end market sectors.

Research and Development (R&D)

	Three Months Ended
	February 4, 2012	January 29, 2011	$ Change	% Change
R&D expenses	$124,378	$122,745	$1,633	1%
R&D expenses as a % of revenue	19.2%	16.8%

R&D expenses remained flat compared to the prior year as lower variable compensation expense, which is a variable expense linked to our overall profitability and revenue growth, was offset by an additional week of employee salary and benefit expenses and other operational spending.

R&D expenses as a percentage of revenue will fluctuate from year-to-year depending on the amount of revenue and the success of new product development efforts, which we view as critical to our future growth. At any point in time we have hundreds of R&D projects underway, none of which we believe are material on an individual basis. We expect to continue the development of innovative technologies and processes for new products. We believe that a continued commitment to R&D is essential to maintain product leadership with our existing products as well as to provide innovative new product offerings, and therefore, we expect to continue to make significant R&D investments in the future.

Selling, Marketing, General and Administrative (SMG&A)

	Three Months Ended
	February 4, 2012	January 29, 2011	$ Change	% Change
SMG&A expenses	$99,045	$100,022	$(977)	(1)%
SMG&A expenses as a % of revenue	15.3%	13.7%

SMG&A, expenses remained flat compared to the prior year as lower variable compensation expense, which is a variable expense linked to our overall profitability and revenue growth, was offset by an additional week of employee salary and benefit expenses.

Special Charges

We monitor global macroeconomic conditions on an ongoing basis, and continue to assess opportunities for improved operational effectiveness and efficiency and better alignment of expenses with revenues. As a result of these assessments, we have undertaken various restructuring actions over the past several years. These reductions relating to ongoing actions are described below.

Reduction of Operating Costs

During fiscal 2008 through fiscal 2010, we recorded special charges of approximately $43.3 million. These special charges included: $39.1 million for severance and fringe benefit costs in accordance with our ongoing benefit plan or statutory requirements at foreign locations for 245 manufacturing employees and 470 engineering and SMG&A employees; $2.1 million for lease obligation costs for facilities that we ceased using during the first quarter of fiscal 2009; $0.8 million for the write-off of property, plant and equipment; $0.5 million for contract termination costs; $0.3 million for clean-up and closure costs that we expensed as incurred; and $0.5 million related to the impairment of intellectual property. This action resulted in annual cost savings of approximately $52 million per year. We terminated the employment of all employees associated with these actions and we are paying amounts owed to them as income continuance.

During fiscal 2011, we recorded a special charge of approximately $2.2 million. This special charge was for severance and fringe benefit costs in accordance with our ongoing benefit plan or statutory requirements at foreign locations for 25 engineering and SMG&A employees. As of February 4, 2012, we employed 6 of the 25 employees included in this cost reduction action. These employees must continue to be employed by us until their employment is involuntarily terminated in order to receive the severance benefit. We estimate this action will result in annual savings in SMG&A expenses of approximately $4 million once fully implemented.

During the first quarter of fiscal 2012, we recorded a special charge of approximately $2.6 million. The special charge included $2.5 million for severance and fringe benefit costs in accordance with our ongoing benefit plan or statutory requirements at foreign locations for 34 manufacturing, engineering and SMG&A employees and $0.1 million for contract termination costs. As of February 4, 2012, we employed 25 of the 34 employees included in this cost reduction action. These employees must continue to be employed by us until their employment is involuntarily terminated in order to receive the severance benefit. We estimate this action will result in annual savings in SMG&A expenses of approximately $4 million once fully implemented.

Operating Income from Continuing Operations

	Three Months Ended
	February 4, 2012	January 29, 2011	$ Change	% Change
Operating income from continuing operations	$183,372	$259,406	$(76,034)	(29)%
Operating income from continuing operations as a % of revenue	28.3%	35.6%

The year-over-year decrease in operating income from continuing operations was primarily the result of a decrease in revenue of $80.4 million, a 300 basis point decrease in gross margin percentage and a $2.6 million special charge recorded in the first quarter of fiscal 2012 as more fully described above under the heading Special Charges.

Nonoperating (Income) Expense

	Three Months Ended
	February 4, 2012	January 29, 2011	$ Change	% Change
Interest expense	$6,682	$2,830	$3,852	136%
Interest income	(3,348)	(2,285)	(1,063)	47%
Other, net	(48)	41	(89)	217%

Total nonoperating (income) expense	$3,286	$586	$2,700	461%

The year-over-year increase in nonoperating expense was primarily due to an increase in interest expense incurred as a result of the issuance of $375 million aggregate principal amount of 3.0% senior unsecured notes on April 4, 2011 and the $145 million term loan facility we entered into through a wholly owned subsidiary in December 2010. These increases were partially offset by an increase in interest income due to the investment of higher cash balances in the first quarter of fiscal 2012 as compared to the first quarter of fiscal 2011.

Provision for Income Taxes

	Three Months Ended
	February 4, 2012	January 29, 2011	$ Change	% Change
Provision for income taxes	$40,704	$43,214	$(2,510)	(6)%
Effective income tax rate	22.6%	16.7%

Our effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where our income is earned.

The increase in our effective tax rate for the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011 was primarily due to the impact of discrete tax items. The provision for income taxes for the first quarter of fiscal 2011 included favorable discrete tax items which resulted in lowering our effective tax rate by approximately 5%. These items consisted of $6 million related to the reinstatement of the federal R&D tax credit in December 2010 retroactive to January 1, 2010, a $7 million reduction in the state tax credits valuation reserve and a $0.5 million tax benefit from the increase in Irish deferred taxes as a result of the increase in the Irish manufacturing tax rate from 10% to 12.5%. The provision for income taxes for the first quarter of fiscal 2012 did not include the benefit of these discrete tax items. In addition, the provision for the first quarter of fiscal 2012 included $1.8 million of tax expense related to the write-off of deferred tax assets for share-based compensation which consequently increased the effective tax rate by approximately 1%. We expect our effective tax rate, excluding discrete tax items, to be approximately 21.6% for the remainder of fiscal 2012.

Income from Continuing Operations, net of tax

	Three Months Ended
	February 4, 2012	January 29, 2011	$ Change	% Change
Income from continuing operations, net of tax	$139,382	$215,606	$(76,224)	(35)%
Income from continuing operations, net of tax, as a % of revenue	21.5%	29.6%
Diluted EPS from continuing operations	$0.46	$0.70

The decrease in net income from continuing operations was primarily the result of the $76 million decrease in operating income from continuing operations.

Discontinued Operations

Three Months Ended
January 29, 2011
Gain on sale of discontinued operations, net of tax	$6,500
Diluted EPS from discontinued operations	$0.02

We sold our Baseband Chipset Business to MediaTek Inc. during the first quarter of fiscal 2008. Accordingly, we have presented the results of the operations of this business as discontinued operations within our condensed consolidated financial statements. In fiscal 2011, additional proceeds of $10 million were released from escrow and $6.5 million net of tax was recorded as additional gain from the sale of discontinued operations. We do not expect any additional proceeds from this sale.

Outlook

The following statements are based on current expectations. These statements are forward-looking and our actual results may differ materially as a result of, among other things, the important factors contained in Item 1A. Risk Factors in this Quarterly Report on Form 10-Q. Unless specifically mentioned, these statements do not give effect to the potential impact of any mergers, acquisitions, divestitures, or business combinations that may be announced or closed after the date of filing this report. These statements supersede all prior statements regarding our business outlook made by us.

We are planning for revenue in the second quarter of fiscal 2012 to be in the range of $655 million to $675 million. Our plan is for gross margin for the second quarter of fiscal 2012 to be approximately 64% to 64.5% and for operating expenses to be approximately $226 million. As a result, we are planning for diluted earnings per share from continuing operations to be in the range of $0.48 to $0.53 in the second quarter of fiscal 2012.

Liquidity and Capital Resources

At February 4, 2012, our principal source of liquidity was $3,667.4 million of cash and cash equivalents and short-term investments, of which approximately $1,121.7 million was held in the United States. The balance of our cash and cash equivalents and short-term investments was held outside the United States in various foreign subsidiaries. As we intend to reinvest certain of our foreign earnings indefinitely, this cash held outside the United States is not available to meet certain of our cash requirements in the United States, including for cash dividends and common stock repurchases. Our cash and cash equivalents consist of highly liquid investments with maturities of three months or less at the time of acquisition and our short-term investments consist primarily of liquid money market funds and corporate obligations, such as commercial paper, bonds and bank time deposits. We maintain these balances with high credit quality counterparties, continually monitor the amount of credit exposure to any one issuer and diversify our investments in order to minimize our credit risk.

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

	Three Months Ended
	February 4, 2012	January 29, 2011	$ Change	% Change
Net cash provided by operating activities	$214,820	$216,751	(1,931)	(1)%
Net cash provided by operations as a % of revenue	33.1%	29.8%

At February 4, 2012, cash and cash equivalents totaled $1,097.4 million. The primary sources of funds for the first quarter of fiscal 2012 were net cash generated from operating activities of $214.8 million. In addition, we received $48.6 million in net proceeds from employee stock option exercises. The principal uses of funds for the first quarter of fiscal 2012 were the repurchase of approximately 2.1 million shares of our common stock for an aggregate of $78.4 million, dividend payments of $74.4 million, principle payments of $15.6 million related to our $145 million term loan facility and additions to property, plant and equipment of $25.3 million. These factors contributed to the net decrease in cash and cash equivalents of $307.7 million in the first quarter of fiscal 2012.

Working Capital

	February 4, 2012	October 29, 2011	$ Change	% Change
Accounts receivable	$301,999	$348,416	$(46,417)	(13)%
Days sales outstanding	46	44
Inventory	$297,160	$295,081	$2,079	1%
Days cost of sales in inventory	122	105

The decrease in accounts receivable was primarily the result of lower revenue in the first quarter of fiscal 2012 compared to the fourth quarter of fiscal 2011. Days sales outstanding increased by two days as a result of higher product shipments in the final month of the first quarter of fiscal 2012 compared to the final month of the fourth quarter of fiscal 2011.

Inventory as of February 4, 2012 remained flat compared to the end of the fourth quarter of fiscal 2011 as a result of our continued efforts to balance manufacturing production, demand and inventory levels. Days cost of sales in inventory increased primarily due to lower manufacturing costs as a result of decreased production, which resulted in cost of sales decreasing 7% from the fourth quarter of fiscal 2011 to the first quarter of fiscal 2012 while inventory levels remained flat.

Current liabilities decreased to $498.1 million at February 4, 2012, a decrease of $27.0 million, or 5%, from $525.0 million at the end of fiscal 2011. This decline was primarily due to a decrease in accrued liabilities as a result of lower variable compensation expense and a decrease in deferred income on shipments to distributors, net, which is more fully described below. These decreases were partially offset by an increase in income taxes payable as a result of an increase in our effective tax rate from the fourth quarter of fiscal 2011.

As of February 4, 2012 and October 29, 2011, we had gross deferred revenue of $294.1 million and $309.6 million, respectively, and gross deferred cost of sales of $66.8 million and $76.4 million, respectively. Deferred income on shipments to distributors decreased by approximately $6.0 million in the first three months of fiscal 2012 primarily as a result of the distributors’ sales to their customers in the first three months of fiscal 2012 exceeding our shipments to our distributors during this same time period. Sales to distributors are made under agreements that allow distributors to receive price-adjustment credits and to return qualifying products for credit, as determined by us, in order to reduce the amounts of slow-moving, discontinued or obsolete product from their inventory. Given the uncertainties associated with the levels of price-adjustment credits to be granted to distributors, the sales price to the distributors is not fixed or determinable until the distributors resell the products to their customers. Therefore, we defer revenue recognition from sales to distributors until the distributors have sold the products to their customers. The amount of price-adjustments is dependent on future overall market conditions, and therefore the levels of these adjustments could fluctuate significantly from period to period. To the extent that we experience a significant increase in the amount of credits we issue to our distributors, there could be a material impact on the ultimate revenue and gross margin recognized relating to these transactions.

Debt

As of February 4, 2012 we had $870.2 million in debt outstanding, of which $14.5 million was current. Our debt obligations consist of the following:

$375 million aggregate principal amount of 5.0% senior unsecured notes

On June 30, 2009, we issued $375 million aggregate principal amount of 5.0% senior unsecured notes due July 1, 2014 (the 5.0% Notes) with semi-annual fixed interest payments due on January 1 and July 1 of each year, commencing January 1, 2010. We swapped the fixed interest portion of these notes for a variable interest rate based on the three-month LIBOR plus 2.05% (2.63% as of February 4, 2012). The variable interest payments based on the variable annual rate are payable quarterly. The LIBOR based rate is set quarterly three months prior to the date of the interest payment.

$145 million term loan facility

On December 22, 2010, Analog Devices Holdings B.V., a wholly owned subsidiary of ours, entered into a credit agreement with Bank of America, N.A., London Branch as administrative agent. The credit agreement provides for a $145 million term loan facility, which matures on December 22, 2013. The borrower’s obligations are guaranteed by us. The terms of the agreement provide for a three-year principal amortization schedule with $3.6 million payable quarterly every March, June, September and December with the balance payable upon the maturity date.

$375 million aggregate principal amount of 3.0% senior unsecured notes

On April 4, 2011, we issued $375 million aggregate principal amount of 3.0% senior unsecured notes due April 15, 2016 (the 3.0% Notes) with semi-annual fixed interest payments due on April 15 and October 15 of each year, commencing October 15, 2011.

The indenture governing the 5.0% Notes and 3.0% Notes contains covenants that may limit our ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of our assets to, any other party. As of February 4, 2012, we were compliant with these covenants. The terms of the $145 million term loan facility include limitations on subsidiary indebtedness and on liens against our assets and the assets of our subsidiaries, and also include financial covenants that require us to maintain a minimum interest coverage ratio and not exceed a maximum leverage ratio. As of February 4, 2012, we were compliant with these covenants. See Note 13, Debt, of the Notes to our Condensed Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q for further information on our outstanding debt.

Revolving Credit Facility

We have a five-year $165 million unsecured revolving credit facility that expires in May 2013. To date, we have not borrowed under this credit facility but we may borrow in the future and use the proceeds for support of commercial paper issuance, stock repurchases, dividend payments, acquisitions, capital expenditures, working capital and other lawful corporate purposes. The terms of this facility also include financial covenants that require us to maintain a minimum interest coverage ratio and not exceed a maximum leverage ratio. As of February 4, 2012, we were compliant with these covenants.

Stock Repurchase Program

Our common stock repurchase program has been in place since August 2004. In the aggregate, our Board of Directors has authorized us to repurchase $5 billion of our common stock under the program. Under the program, we may repurchase outstanding shares of our common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized under the program. As of February 4, 2012, we had repurchased a total of approximately 127.1 million shares of our common stock for approximately $4,356.9 million under this program. As of February 4, 2012, an additional $643.1 million worth of shares remains available for repurchase under the current authorized program. The repurchased shares are held as authorized but unissued shares of common stock. We also from time to time repurchase shares in settlement of employee tax withholding obligations due upon the vesting of restricted stock units or the exercise of stock options, or in certain limited circumstances to satisfy the exercise price of options granted to our employees under our equity compensation plans. Any future common stock repurchases will be based on several factors including our financial performance, outlook, liquidity and the amount of cash we have available in the United States.

Capital Expenditures

Net additions to property, plant and equipment were $25.3 million in the first three months of fiscal 2012 and were funded with a combination of cash on hand and cash generated from operations. We expect capital expenditures to be in the range of approximately $125 million to $140 million in fiscal 2012 to be used primarily in our manufacturing facilities.

Dividends

On February 21, 2012, our Board of Directors declared a cash dividend of $0.30 per outstanding share of common stock. The dividend will be paid on March 28, 2012 to all shareholders of record at the close of business on March 9, 2012 and is expected to total approximately $89.3 million. We currently expect quarterly dividends to continue at $0.30 per share, although they remain subject to determination and declaration by our Board of Directors. The payment of future dividends, if any, will be based on several factors including our financial performance, outlook and liquidity.

Contractual Obligations

During the first quarter of fiscal 2012, we entered into non-cancelable license obligations to providers of electronic design automation software and software maintenance used in the development of our products. The following amounts will be due under the agreements and were not previously reflected in the contractual obligations table contained in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended October 29, 2011:

		Payment due by period
(thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual obligations:
Operating leases	$44,910	$12,887	$25,882	$6,141	$—

There have not been any other material changes during the first three months of fiscal 2012 to the amounts presented in the table summarizing our contractual obligations included in our Annual Report on Form 10-K for the fiscal year ended October 29, 2011.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) that are adopted by us as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards will not have a material impact on our future financial condition and results of operations. See Note 18, New Accounting Pronouncements, of the Notes to our Condensed Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q for a description of recently issued and adopted accounting pronouncements, including the dates of adoption and impact on our historical financial condition and results of operations.

Critical Accounting Policies and Estimates

There were no material changes in the first three months of fiscal 2012 to the information provided under the heading “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the fiscal year ended October 29, 2011.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in the first three months of fiscal 2012 in the information provided under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” set forth in our Annual Report on Form 10-K for the year ended October 29, 2011.

ITEM 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of February 4, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of February 4, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in Internal Control over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended February 4, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 1A. Risk Factors

Set forth below and elsewhere in this report and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. The description below includes any material changes to and supersedes the description of the risk factors affecting our business previously discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended October 29, 2011.

Disruptions in global credit and financial markets could materially and adversely affect our business and results of operations.

There is significant uncertainty about the stability of global credit and financial markets. Downgrades of credit ratings of the United States and several European countries and the ongoing European debt crisis have further contributed to the instability in global credit and financial markets. These economic uncertainties make it difficult for us to accurately forecast and plan our future business activities. High unemployment rates, continued weakness in commercial and residential real estate markets and the tightening of credit by financial institutions may lead consumers and businesses to postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders for our products. The continuing European debt crisis could cause the value of the Euro to deteriorate, thus reducing the purchasing power of our European customers. In addition, financial difficulties experienced by our suppliers or distributors could result in product delays, increased accounts receivable defaults and inventory challenges. During the past few years, many governments adopted stimulus or spending programs designed to ease the economic impact of the crisis. Some of our businesses benefited from these stimulus programs and as these programs conclude, those businesses could be negatively impacted. We are unable to predict the likely duration of the current uncertainty in global credit and financial markets, and if economic conditions deteriorate, we may record additional charges relating to restructuring costs or the impairment of assets and our business and results of operations could be materially and adversely affected.

Our future revenue, gross margins, operating results and net income are difficult to predict and may materially fluctuate.

Our future revenue, gross margins, operating results and net income are difficult to predict and may be materially affected by a number of factors, including:

•	the effects of adverse economic conditions in the United States and international markets;

•	changes in customer demand for our products and for end products that incorporate our products;

•	our ability to reduce and control our cost structure in both the short term and over a longer duration;

•	the timing of new product announcements or introductions by us, our customers or our competitors;

•	competitive pricing pressures;

•	fluctuations in manufacturing yields, adequate availability of wafers and other raw materials, and manufacturing, assembly and test capacity;

•	the ability of our third party suppliers, subcontractors and manufacturers to supply us with sufficient quantities of products or components;

•	any significant decline in our backlog;

•	the timing, delay or cancellation of significant customer orders and our ability to manage inventory;

•	our ability to hire, retain and motivate adequate numbers of engineers and other qualified employees to meet the demands of our customers;

•	changes in geographic, product or customer mix;

•	our ability to utilize our manufacturing facilities at efficient levels;

•	potential significant litigation-related costs;

•	the difficulties inherent in forecasting future operating expense levels, including with respect to costs associated with labor, utilities, transportation and raw materials;

•	the costs related to compliance with increasing worldwide environmental regulations;

•	changes in our effective tax rates in the United States, Ireland or worldwide; and

•	the effects of public health emergencies, natural disasters, widespread travel disruptions, security risks, terrorist activities, international conflicts and other events beyond our control.

In addition, the semiconductor market has historically been cyclical and subject to significant economic upturns and downturns. Our business is subject to rapid technological changes and there can be no assurance (i) that products stocked in our inventory will not be rendered obsolete before we ship them, or (ii) that we will be able to produce products in a timely fashion to accommodate changing customer demand. As a result of these and other factors, there can be no assurance that we will not experience material fluctuations in future revenue, gross margins, operating results and net income on a quarterly or annual basis. In addition, if our revenue, gross margins, operating results and net income do not meet the expectations of securities analysts or investors, the market price of our common stock may decline.

Changes in our effective tax rate may impact our results of operations.

A number of factors may increase our future effective tax rate, including: increases in tax rates in various jurisdictions; the jurisdictions in which profits are earned and taxed; the resolution of issues arising from tax audits with various tax authorities; changes in the valuation of our deferred tax assets and liabilities; adjustments to income taxes upon finalization of various tax returns; increases in expenses not deductible for tax purposes, including write-offs of acquired in-process research and development and impairments of goodwill in connection with acquisitions; the lack of sufficient excess tax benefits (credits) in our additional paid in capital (APIC) pool in situations where our realized tax deductions for certain stock-based compensation awards are less than those originally anticipated; changes in available tax credits; and changes in tax laws or the interpretation of such tax laws. Any significant increase in our future effective tax rates could adversely impact our net income during future periods.

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

We face intense technological and pricing competition in the semiconductor industry, and we expect this competition to increase in the future, including from companies located outside the United States. Many companies have sufficient financial, manufacturing, technical, sales and marketing resources to develop and market products that compete with our products. Some of our competitors may have more advantageous supply or development relationships with our current and potential customers or suppliers. Our competitors also include emerging companies selling specialized products in markets we serve. Competition is generally based on design and quality of products, product performance, features and functionality, and product pricing, availability and capacity, with the relative importance of these factors varying among products, markets and customers. Existing or new competitors may develop products or technologies that more effectively address the demands of our customers and markets with enhanced performance, features and functionality, lower power requirements, greater levels of integration or lower cost. Increased competition in certain markets has resulted in and may continue to result in declining average selling prices, reduced gross margins and loss of market share in those markets. There can be no assurance that we will be able to compete successfully in the future against existing or new competitors, or that our operating results will not be adversely affected by increased competition.

We rely on third-party suppliers, subcontractors and manufacturers for some industry-standard wafers, manufacturing processes and assembly and test services, and generally cannot control their availability or conditions of supply.

We rely, and plan to continue to rely, on suppliers, assembly and test subcontractors, and third-party wafer fabricators to supply most of our wafers that can be manufactured using industry-standard submicron processes. This reliance involves several risks, including reduced control over availability, capacity utilization, delivery schedules, manufacturing yields, and costs. We currently source approximately 50% of our wafer requirements annually from third-party wafer fabrication foundries, primarily Taiwan Semiconductor Manufacturing Company, or TSMC. In addition, these suppliers often provide manufacturing services to our competitors and therefore periods of increased industry demand may result in capacity constraints. In certain instances, the third party supplier is the sole source of highly specialized processing services. If our suppliers are unable or unwilling to manufacture and deliver components to us on the time schedule and of the quality or quantity that we require or provide us with required manufacturing processes, we may be forced to seek to engage additional or replacement suppliers, which could result in additional expenses and delays in product development or shipment of product to our customers. If replacement suppliers or manufacturing processes are not available, we may also experience delays in product development or shipment which could, in turn, result in the temporary or permanent loss of customers.

The markets for semiconductor products are cyclical, and increased production may lead to overcapacity and lower prices, and conversely, we may not be able to satisfy unexpected demand for our products.

The cyclical nature of the semiconductor industry has resulted in periods when demand for our products has increased or decreased rapidly. If we expand our operations and workforce too rapidly or procure excessive resources in anticipation of increased demand for our products, and that demand does not materialize at the pace at which we expect or declines, or if we overbuild inventory in a period of decreased demand, our operating results may be adversely affected as a result of increased operating expenses, reduced margins, underutilization of capacity or asset impairment charges. These capacity expansions by us and other semiconductor manufacturers could also lead to overcapacity in our target markets which could lead to price erosion that would adversely impact our operating results. Conversely, during periods of rapid increases in demand, our available capacity may not be sufficient to satisfy the demand. In addition, we may not be able to expand our workforce and operations in a sufficiently timely manner, procure adequate resources and raw materials, or locate suitable third-party suppliers, to respond effectively to changes in demand for our existing products or to the demand for new products requested by our customers, and our current or future business could be materially and adversely affected.

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

We may be unable to adequately protect our proprietary intellectual property rights, which may limit our ability to compete effectively.

Our success depends, in part, on our ability to protect our intellectual property. We primarily rely on patent, mask work, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies and processes. Despite our efforts to protect our intellectual property, it is possible that competitors or other unauthorized third parties may obtain, copy, use or disclose our technologies, products and processes. Moreover, the laws of foreign countries in which we design, manufacture, market and sell our products may afford little or no effective protection of our proprietary intellectual property.

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

We rely on supplies, services and manufacturing capacity located in geologically unstable areas, which could affect our ability to produce products.

We, like many companies in the semiconductor industry, rely on supplies, services, internal manufacturing capacity, wafer fabrication foundries and other sub-contractors in geologically unstable locations around the world. This reliance involves risks associated with the impact of earthquakes on us and the semiconductor industry, including temporary loss of capacity, availability and cost of key raw materials, utilities and equipment and availability of key services, including transport of our products worldwide. For example, in March 2011, a severe earthquake and tsunami hit Japan, which together with resulting damage to certain nuclear power plants created widespread destruction and economic uncertainty in that region. Our fiscal 2011 revenue in Japan decreased by approximately 9% year over year, primarily due to lower sales activity in the consumer end market sector in Japan as a result of the earthquake and tsunami. Any prolonged inability to utilize one of our manufacturing facilities, or those of our subcontractors or third-party wafer fabrication foundries, as a result of fire, flood, natural disaster, unavailability of utilities or otherwise, could result in a temporary or permanent loss of customers for affected products, which could have a material adverse effect on our results of operations and financial condition.

We are exposed to business, economic, political, legal and other risks through our significant worldwide operations.

We have significant operations and manufacturing facilities outside the United States, including in Ireland and the Philippines. Over 80% of our revenue is derived from customers in international markets. Although we engage in hedging transactions to reduce our exposure to currency exchange rate fluctuations, there can be no assurance that our competitive position will not be adversely affected by changes in the exchange rate of the United States dollar against other currencies. Potential interest rate increases, as well as high energy costs, could have an adverse impact on industrial and consumer spending patterns and could adversely impact demand for our products. At February 4, 2012, our principal source of liquidity was $3,667.4 million of cash and cash equivalents and short-term investments, of which approximately $1,121.7 million was held in the United States and the remaining balance was held outside the United States in various foreign subsidiaries. As we intend to reinvest certain of our foreign earnings indefinitely, this cash held outside the United States is not readily available to meet certain of our cash requirements in the United States. We require a substantial amount of cash in the United States for operating requirements, stock repurchases, cash dividends and acquisitions. If we are unable to address our U.S. cash requirements through operations, through borrowings under our current credit facility or from other sources of cash obtained at an acceptable cost, it may be necessary for us to consider repatriation of earnings that are permanently reinvested, and we may be required to pay additional taxes under current tax laws, which could have a material effect on our results of operations and financial condition.

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

A significant portion of our sales are through independent distributors that are not under our control. These independent distributors generally represent product lines offered by several companies and thus could reduce their sales efforts applied to our products or they could terminate their representation of us. We generally do not require letters of credit from our distributors and are not protected against accounts receivable default or declarations of bankruptcy by these distributors. Our inability to collect open accounts receivable could adversely affect our operating results. Termination of a significant distributor, whether at our initiative or the distributor’s initiative or through consolidation in the distribution industry, could disrupt our current business, and if we are unable to find suitable replacements, our operating results could be adversely affected.

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

In fiscal 2009, we issued in a public offering $375 million aggregate principal amount of 5.0% senior unsecured notes due July 1, 2014. In April 2011, we issued in a public offering $375 million aggregate principal amount of 3.0% senior unsecured notes due April 15, 2016. In December 2010, Analog Devices Holdings B.V., a wholly owned subsidiary of ours, entered into a $145 million term loan facility which matures on December 22, 2013. Our ability to make payments of principal and interest on our indebtedness when due depends upon our future performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors affecting our consolidated operations, many of which are beyond our control. If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to, among other things:

•	seek additional financing in the debt or equity markets;

•	refinance or restructure all or a portion of our indebtedness, including the notes;

•	divert funds that would otherwise be invested in our operations;

•	sell selected assets; or

•	reduce or delay planned capital expenditures or operating expenditures.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 30, 2011 through November 26, 2011	443,678	$35.43	440,414	$705,791,814
November 27, 2011 through December 31, 2011	384,958	$34.93	382,418	$692,343,721
January 1, 2012 through February 4, 2012	1,264,936	$38.91	1,264,720	$643,130,480

Total	2,093,572	$37.44	2,087,552	$643,130,480

(a)	Includes 6,020 shares paid to us by employees to satisfy employee tax obligations upon vesting of restricted stock units granted to our employees under our equity compensation plans.
(b)	The average price paid per share of stock repurchased under the stock repurchase program includes the commissions paid to the brokers.
(c)	Shares repurchased pursuant to the stock repurchase program publicly announced on August 12, 2004. In the aggregate, our Board of Directors has authorized us to repurchase $5 billion of our common stock. Under the repurchase program, we may repurchase outstanding shares of our common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.

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

ANALOG DEVICES, INC.

Date: February 22, 2012	By:	/s/ Jerald G. Fishman
Jerald G. Fishman
President and
Chief Executive Officer
(Principal Executive Officer)

Date: February 22, 2012	By:	/s/ David A. Zinsner
David A. Zinsner
Vice President, Finance
and Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
10.1†	2012 Executive Performance Incentive Plan, as amended and restated.

31.1†	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

31.2†	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

32.1†	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).

32.2†	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer).

101.INS	XBRL Instance Document.**

101.SCH	XBRL Schema Document.**

101.CAL	XBRL Calculation Linkbase Document.**

101.LAB	XBRL Labels Linkbase Document.**

101.PRE	XBRL Presentation Linkbase Document.**

101.DEF	XBRL Definition Linkbase Document.**

†	Filed or furnished herewith.
**	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three months ended February 4, 2012 and January 29, 2011, (ii) Condensed Consolidated Balance Sheets at February 4, 2012 and October 29, 2011, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended February 4, 2012 and January 29, 2011 and (iv) Notes to Condensed Consolidated Financial Statements.