Form 10-Q
period 2012-05-05
ANALOG DEVICES INC
filed 2012-05-22
CIK 6281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 5, 2012

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

(Former name, former address and former fiscal year, if changed since last report)

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

As of May 5, 2012 there were 298,337,925 shares of common stock of the registrant, $0.16 2/3 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ANALOG DEVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(thousands, except per share amounts)

	Three Months Ended
	May 5, 2012	April 30, 2011
Revenue	$675,094	$790,780
Cost of sales (1)	234,639	256,566

Gross margin	440,455	534,214

Operating expenses:
Research and development (1)	127,537	130,460
Selling, marketing, general and administrative (1)	99,992	105,268

	227,529	235,728

Operating income from continuing operations	212,926	298,486
Nonoperating (income) expense:
Interest expense	6,890	4,078
Interest income	(3,967)	(2,197)
Other, net	(1,451)	(151)

	1,472	1,730

Income before income taxes	211,454	296,756

Provision for income taxes	48,555	54,930

Net income	$162,899	$241,826

Shares used to compute earnings per share – basic	298,130	299,923

Shares used to compute earnings per share – diluted	305,921	309,619

Basic earnings per share	$0.55	$0.81

Diluted earnings per share	$0.53	$0.78

Dividends declared and paid per share	$0.30	$0.22

(1) Includes stock-based compensation expense as follows:
Cost of sales	$1,671	$1,900
Research and development	$5,162	$5,794
Selling, marketing, general and administrative	$5,267	$5,199

See accompanying notes.

ANALOG DEVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(thousands, except per share amounts)

	Six Months Ended
	May 5, 2012	April 30, 2011
Revenue	$1,323,152	$1,519,284
Cost of sales (1)	473,307	502,897

Gross margin	849,845	1,016,387

Operating expenses:
Research and development (1)	251,915	253,205
Selling, marketing, general and administrative (1)	199,037	205,290
Special charge	2,595	—

	453,547	458,495

Operating income from continuing operations	396,298	557,892
Nonoperating (income) expense:
Interest expense	13,572	6,908
Interest income	(7,315)	(4,482)
Other, net	(1,499)	(110)

	4,758	2,316

Income from continuing operations before income taxes	391,540	555,576

Provision for income taxes	89,259	98,144

Income from continuing operations, net of tax	302,281	457,432

Gain on sale of discontinued operations, net of tax	—	6,500

Net income	$302,281	$463,932

Shares used to compute earnings per share – basic	297,959	299,570

Shares used to compute earnings per share – diluted	305,726	309,234

Basic earnings per share from continuing operations	$1.01	$1.53

Basic earnings per share	$1.01	$1.55

Diluted earnings per share from continuing operations	$0.99	$1.48

Diluted earnings per share	$0.99	$1.50

Dividends declared and paid per share	$0.55	$0.44

(1) Includes stock-based compensation expense as follows:
Cost of sales	$3,478	$3,648
Research and development	$11,047	$11,379
Selling, marketing, general and administrative	$10,907	$10,469

See accompanying notes.

ANALOG DEVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(thousands)

	May 5, 2012	October 29, 2011
Assets

Cash and cash equivalents	$695,066	$1,405,100
Short-term investments	3,057,559	2,187,362
Accounts receivable, net	330,282	348,416
Inventory (1):
Raw materials	25,776	28,085
Work in process	177,808	170,398
Finished goods	100,158	96,598

	303,742	295,081
Deferred tax assets	79,898	82,171
Prepaid income tax	9,125	22,002
Prepaid expenses and other current assets	46,857	46,216

Total current assets	4,522,529	4,386,348

Property, plant and equipment, at cost:
Land and buildings	438,873	430,453
Machinery and equipment	1,645,834	1,606,150
Office equipment	51,715	51,960
Leasehold improvements	48,232	48,338

	2,184,654	2,136,901
Less accumulated depreciation and amortization	1,705,695	1,658,062

Net property, plant and equipment	478,959	478,839

Deferred compensation plan investments	28,393	26,410
Other investments	1,816	2,951
Goodwill	280,210	275,087
Intangible assets, net	28,882	12,200
Deferred tax assets	35,364	37,645
Other assets	36,337	58,155

Total other assets	411,002	412,448

	$5,412,490	$5,277,635

(1)	Includes $2,318 and $2,431 related to stock-based compensation at May 5, 2012 and October 29, 2011, respectively.

See accompanying notes.

ANALOG DEVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(thousands, except share amounts)

	May 5, 2012	October 29, 2011
Liabilities and Shareholders’ Equity

Accounts payable	$125,746	$113,056
Deferred income on shipments to distributors, net	244,150	233,249
Income taxes payable	24,991	6,584
Current portion of long-term debt	14,500	14,500
Accrued liabilities	149,187	157,616

Total current liabilities	558,574	525,005

Long-term debt	847,983	871,876
Deferred income taxes	1,547	1,260
Deferred compensation plan liability	28,393	26,428
Other non-current liabilities	50,853	57,653

Total non-current liabilities	928,776	957,217

Commitments and contingencies

Shareholders’ Equity

Preferred stock, $1.00 par value, 471,934 shares authorized, none outstanding	—	—
Common stock, $0.16 2/3 par value, 1,200,000,000 shares authorized, 298,337,925 shares issued and outstanding (297,960,718 on October 29, 2011)	49,724	49,661
Capital in excess of par value	287,840	289,587
Retained earnings	3,620,797	3,482,334
Accumulated other comprehensive loss	(33,221)	(26,169)

Total shareholders’ equity	3,925,140	3,795,413

	$5,412,490	$5,277,635

See accompanying notes.

ANALOG DEVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(thousands)

	Six Months Ended
	May 5, 2012	April 30, 2011
Cash flows from operating activities:
Net income	$302,281	$463,932
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	55,114	58,959
Amortization of intangibles	18	732
Stock-based compensation expense	25,432	25,496
Gain on sale of business	—	(6,500)
Gain on sale of investments	(1,231)	—
Excess tax benefit-stock options	(4,498)	(36,014)
Deferred income taxes	(4,139)	(11,639)
Other non-cash activity	(390)	700
Changes in operating assets and liabilities	68,202	(82,277)

Total adjustments	138,508	(50,543)

Net cash provided by operating activities	440,789	413,389

Cash flows from investing activities:
Purchases of short-term available-for-sale investments	(4,428,475)	(1,658,766)
Maturities of short-term available-for-sale investments	3,295,587	1,480,687
Sales of short-term available-for-sale investments	261,575	259,385
Proceeds from the sale of investments	1,506	—
Proceeds related to sale of businesses	—	10,000
Additions to property, plant and equipment	(55,426)	(59,688)
Payments for acquisitions, net of cash acquired	(24,158)	—
Increase in other assets	(1,323)	(7,519)

Net cash (used for) provided by investing activities	(950,714)	24,099

Cash flows from financing activities:
Proceeds from long-term debt	—	515,507
Early termination of swap agreements	18,520	—
Term loan repayments	(19,250)	(3,625)
Dividend payments to shareholders	(163,818)	(131,809)
Repurchase of common stock	(122,397)	(181,157)
Net proceeds from employee stock plans	87,399	148,079
Contingent consideration payment	(1,991)	—
(Decrease) increase in other financing activities	(1,989)	2,775
Excess tax benefit-stock options	4,498	36,014

Net cash (used for) provided by financing activities	(199,028)	385,784

Effect of exchange rate changes on cash	(1,081)	1,489

Net (decrease) increase in cash and cash equivalents	(710,034)	824,761
Cash and cash equivalents at beginning of period	1,405,100	1,070,000

Cash and cash equivalents at end of period	$695,066	$1,894,761

See accompanying notes.

ANALOG DEVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MAY 5, 2012

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

The Company sold its baseband chipset business and related support operations, or Baseband Chipset Business, to MediaTek Inc., during the first quarter of fiscal 2008. The Company has reflected the financial results of this business as discontinued operations in the condensed consolidated statements of income for all periods presented.

Certain amounts reported in previous years have been reclassified to conform to the fiscal 2012 presentation. Such reclassified amounts are immaterial. The Company has a 52-53 week fiscal year that ends on the Saturday closest to the last day in October. Fiscal 2012 is a 53-week fiscal year and fiscal 2011 was a 52-week fiscal year. The additional week in fiscal 2012 was included in the first quarter ended February 4, 2012. Therefore, the first six months of fiscal 2012 included an additional week of operations as compared to the first six months of fiscal 2011.

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

In all regions of the world, the Company defers revenue and the related cost of sales on shipments to distributors until the distributors resell the products to their customers. As a result, the Company’s revenue fully reflects end customer purchases and is not impacted by distributor inventory levels. Sales to distributors are made under agreements that allow distributors to receive price-adjustment credits, as discussed below, and to return qualifying products for credit, as determined by the Company, in order to reduce the amounts of slow-moving, discontinued or obsolete product from their inventory. These agreements limit such returns to a certain percentage of the value of the Company’s shipments to that distributor during the prior quarter. In addition, distributors are allowed to return unsold products if the Company terminates the relationship with the distributor.

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

As of May 5, 2012 and October 29, 2011, the Company had gross deferred revenue of $311.6 million and $309.6 million, respectively, and gross deferred cost of sales of $67.5 million and $76.4 million, respectively. Deferred income on shipments to distributors increased by approximately $10.9 million in the first six months of fiscal 2012 as a result of the Company’s shipments to its distributors exceeding the distributors’ sales to their customers during the same time period.

Shipping costs are charged to cost of sales as incurred.

The Company generally offers a 12-month warranty for its products. The Company’s warranty policy provides for replacement of the defective product. Specific accruals are recorded for known product warranty issues. Product warranty expenses during the three- and six-month periods ended May 5, 2012 and April 30, 2011 were not material.

Note 3 – Stock-Based Compensation

Grant-Date Fair Value – The Company uses the Black-Scholes valuation model to calculate the grant-date fair value of stock option awards. The grant-date fair value of restricted stock units represents the value of the Company’s common stock on the date of grant, reduced by the present value of dividends expected to be paid on the Company’s common stock prior to vesting.

Information pertaining to the Company’s stock option awards and the related estimated weighted-average assumptions to calculate the fair value of stock options granted during the three- and six-month periods ended May 5, 2012 and April 30, 2011 are as follows:

	Three Months Ended		Six Months Ended
Stock Options	May 5, 2012	April 30, 2011	May 5, 2012	April 30, 2011
Options granted (in thousands)*	2,178	87	2,227	1,960
Weighted-average exercise price	$39.77	$39.27	$39.71	$37.60
Weighted-average grant-date fair value	$7.48	$8.39	$7.50	$8.63
Assumptions:
Weighted-average expected volatility	28.5%	26.8%	28.6%	29.3%
Weighted-average expected term (in years)	5.3	5.3	5.3	5.3
Weighted-average risk-free interest rate	1.1%	2.2%	1.1%	2.1%
Weighted-average expected dividend yield	3.0%	2.2%	3.0%	2.3%

*	Under the Company’s equity award grant date policy the grant date of the Company’s annual equity awards has been the second business day following January 1st in the Company’s first fiscal quarter. In fiscal year 2012, the grant date of the Company’s annual equity awards was changed to March 15th, in the Company’s second fiscal quarter.

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

Stock-Based Compensation Expense

The amount of stock-based compensation expense recognized during a period is based on the value of the awards that are ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock-based award. Based on an analysis of its historical forfeitures, the Company has applied an annual forfeiture rate of 4.3% to all unvested stock-based awards as of May 5, 2012. The rate of 4.3% represents the portion that is expected to be forfeited each year over the vesting period. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those options that vest.

Additional paid-in-capital (APIC) Pool

The APIC pool represents the excess tax benefits related to share-based compensation that are available to absorb future tax deficiencies. If the amount of future tax deficiencies is greater than the available APIC pool, the Company records the excess as income tax expense in its condensed consolidated statements of income. During the three- and six-month periods ended April 30, 2011, the Company had a sufficient APIC pool to provide for any tax deficiencies recorded and as a result, these deficiencies did not affect its results of operations. During the three-month period ended February 4, 2012, the Company recognized $1.8 million of income tax expense resulting from tax shortfalls related to share-based compensation in its condensed consolidated statement of income. During the three-month period ended May 5, 2012, the Company recorded excess tax benefits of $0.3 million. The Company applied these excess tax benefits to the income tax expense previously recorded during the three-month period ended February 4, 2012, resulting in $1.5 million of income tax expense for the six months ended May 5, 2012.

Stock-Based Compensation Activity

A summary of the activity under the Company’s stock option plans as of May 5, 2012 and changes during the three-and six month periods then ended is presented below:

Activity during the Three Months Ended May 5, 2012	Options Outstanding (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding February 4, 2012	29,959	$29.88
Options granted	2,178	$39.77
Options exercised	(1,594)	$24.39
Options forfeited	(99)	$28.10
Options expired	(6)	$39.56

Options outstanding at May 5, 2012	30,438	$30.88	4.8	$221,543

Options exercisable at May 5, 2012	19,068	$31.07	3.9	$137,506

Options vested or expected to vest at May 5, 2012 (1)	29,816	$30.81	4.7	$218,788

(1)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

Activity during the Six Months Ended May 5, 2012	Options Outstanding (in thousands)	Weighted- Average Exercise Price Per Share
Options outstanding October 29, 2011	34,116	$30.27
Options granted	2,227	$39.71
Options exercised	(3,530)	$24.86
Options forfeited	(288)	$27.65
Options expired	(2,087)	$41.05

Options outstanding at May 5, 2012	30,438	$30.88

During the three and six months ended May 5, 2012, the total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $24.4 million and $49.3 million, respectively, and the total amount of proceeds received by the Company from exercise of these options was $38.9 million and $87.8 million, respectively. Proceeds from stock option exercises pursuant to employee stock plans in the Company’s statement of cash flows during the six months ended May 5, 2012 of $87.4 million are net of the value of shares surrendered by employees in certain limited circumstances to satisfy the exercise price of options and employee tax obligations upon vesting of restricted stock units and in connection with the exercise of stock options granted to the Company’s employees under the Company’s equity compensation plans. The withholding amount is based on the Company’s minimum statutory withholding requirement.

During the three and six months ended April 30, 2011, the total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $23.0 million and $69.7 million, respectively, and the total amount of proceeds received by the Company from exercise of these options was $46.2 million and $148.2 million, respectively. Proceeds from stock option exercises pursuant to employee stock plans in the Company’s statement of cash flows during the six months ended April 30, 2011 of $148.1 million are net of the value of shares surrendered by employees in certain limited circumstances to satisfy the exercise price of options and employee tax obligations upon vesting of restricted stock units and in connection with the exercise of stock options granted to the Company’s employees under the Company’s equity compensation plans. The withholding amount is based on the Company’s minimum statutory withholding requirement.

A summary of the Company’s restricted stock unit award activity as of May 5, 2012 and changes during the three- and six-month periods then ended is presented below:

Activity during the Three Months Ended May 5, 2012	Restricted Stock Units Outstanding (in thousands)	Weighted- Average Grant- Date Fair Value Per Share
Restricted stock units outstanding at February 4, 2012	2,070	$31.20
Units granted	821	$36.26
Restrictions lapsed	(26)	$31.21
Forfeited	(35)	$27.76

Restricted stock units outstanding at May 5, 2012	2,830	$32.71

Activity during the Six Months Ended May 5, 2012	Restricted Stock Units Outstanding (in thousands)	Weighted- Average Grant- Date Fair Value Per Share
Restricted stock units outstanding at October 29, 2011	2,088	$31.10
Units granted	843	$36.19
Restrictions lapsed	(47)	$27.68
Forfeited	(54)	$29.08

Restricted stock units outstanding at May 5, 2012	2,830	$32.71

As of May 5, 2012, there was $107.5 million of total unrecognized compensation cost related to unvested share-based awards comprised of stock options and restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.5 years. The total grant-date fair value of shares that vested during the three and six months ended May 5, 2012 was approximately $1.8 million and $26.8 million, respectively. The total grant-date fair value of shares that vested during the three and six months ended April 30, 2011 was approximately $1.4 million and $27.0 million, respectively,

Note 4 – Comprehensive Income

Components of comprehensive income include net income and certain transactions that have generally been reported in the consolidated statement of shareholders’ equity and consist of the following:

	Three Months Ended
	May 5, 2012	April 30, 2011
Net income	$162,899	$241,826

Foreign currency translation adjustments	(1,389)	6,180

Change in unrealized holding losses (net of taxes of $435 and $5, respectively) on securities classified as short-term investments	(2,034)	(38)

Change in unrealized holding (losses) gains (net of taxes of $398 and $23, respectively) on securities classified as other investments	(740)	43

Change in unrealized gains (net of taxes of $416 and $850, respectively) on derivative instruments designated as cash flow hedges	2,635	5,666

Pension plans
Transition obligation	(2)	(3)
Net actuarial loss	(273)	(3,060)

Other comprehensive (loss) gain	(1,803)	8,788

Comprehensive income	$161,096	$250,614

	Six Months Ended
	May 5, 2012	April 30, 2011
Income from continuing operations, net of tax	$302,281	$457,432

Foreign currency translation adjustments	(3,641)	6,159

Change in unrealized holding (losses) gains (net of taxes of $229 and $18, respectively) on securities classified as short-term investments	(887)	124

Change in unrealized holding (losses) gains (net of taxes of $300 and $63, respectively) on securities classified as other investments	(558)	117

Change in unrealized (losses) gains (net of taxes of $413 and $449, respectively) on derivative instruments designated as cash flow hedges	(3,106)	2,643

Pension plans
Transition obligation	(1)	(2)
Net actuarial gain (loss)	1,141	(2,155)

Other comprehensive (loss) gain	(7,052)	6,886

Comprehensive income from continuing operations	295,229	464,318

Gain on sale of discontinued operations, net of tax	—	6,500

Comprehensive income	$295,229	$470,818

The components of accumulated other comprehensive loss, net of tax, at May 5, 2012 and October 29, 2011 consisted of the following:

	May 5, 2012	October 29, 2011
Foreign currency translation adjustment	$(5,679)	$(2,038)
Unrealized gains on available-for-sale securities	79	695
Unrealized losses on available-for-sale securities	(1,470)	(641)
Unrealized (losses) gains on derivative instruments	(1,419)	1,687
Pension plans
Transition obligation	(118)	(117)
Net actuarial loss	(24,614)	(25,755)

Total accumulated other comprehensive loss	$(33,221)	$(26,169)

The aggregate fair value of investments with unrealized losses as of May 5, 2012 and October 29, 2011 was $1,965.0 million and $1,899.4 million, respectively. These unrealized losses were primarily related to commercial paper that earns lower interest rates than current market rates. None of these investments have been in a loss position for more than twelve months.

Unrealized gains and losses on available-for-sale securities classified as short-term investments at May 5, 2012 and October 29, 2011 are as follows:

	May 5, 2012	October 29, 2011
Unrealized gains on securities classified as short-term investments	$118	$22
Unrealized losses on securities classified as short-term investments	(1,812)	(600)

Net unrealized losses on securities classified as short-term investments	$(1,694)	$(578)

Realized gains or losses on investments are determined based on the specific identification basis and are recognized in nonoperating (income) expense. Gross realized gains and losses on sales of available-for-sale investments were approximately $1.3 million and approximately $0.1 million, respectively, in the three- and six-month periods ended May 5, 2012. There were no material net realized gains or losses from the sales of available-for-sale investments during any other of the fiscal periods presented.

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

	Three Months Ended
	May 5, 2012	April 30, 2011
Net Income	162,899	241,826

Basic shares:
Weighted-average shares outstanding	298,130	299,923

Earnings per share Basic:	$0.55	$0.81

Diluted shares:
Weighted-average shares outstanding	298,130	299,923
Assumed exercise of common stock equivalents	7,791	9,696

Weighted-average common and common equivalent shares	305,921	309,619

Earnings per share Diluted:	$0.53	$0.78

Weighted average anti-dilutive shares related to:
Outstanding stock options	3,954	4,909

	Six Months Ended
	May 5, 2012	April 30, 2011
Income from continuing operations, net of tax	$302,281	$457,432
Gain on sale of discontinued operations, net of tax	—	6,500

Net income	$302,281	$463,932

Basic shares:
Weighted-average shares outstanding	297,959	299,570

Earnings per share-basic:
Income from continuing operations, net of tax	$1.01	$1.53
Gain on sale of discontinued operations, net of tax	—	0.02

Net income	$1.01	$1.55

Diluted shares:
Weighted-average shares outstanding	297,959	299,570
Assumed exercise of common stock equivalents	7,767	9,664

Weighted-average common and common equivalent shares	305,726	309,234

Earnings per share-diluted:
Income from continuing operations, net of tax	$0.99	$1.48
Gain on sale of discontinued operations, net of tax	—	0.02

Net income	$0.99	$1.50

Weighted average anti-dilutive shares related to:
Outstanding stock options	5,433	6,503

Note 6 – Special Charges

The Company monitors global macroeconomic conditions on an ongoing basis, and continues to assess opportunities for improved operational effectiveness and efficiency and better alignment of expenses with revenues. As a result of these assessments, the Company has undertaken various restructuring actions over the past several years. These actions are described below.

The following tables display the special charges taken for ongoing actions and a roll-forward from October 29, 2011 to May 5, 2012 of the employee separation and exit cost accruals established related to these actions.

	Reduction of Operating Costs
Statement of Income	2008	2009	2010	2011	2012
Workforce reductions	$1,627	$26,583	$10,908	$2,239	$2,535
Facility closure costs	—	2,411	—	—	—
Non-cash impairment charge	—	839	487	—	—
Other items	—	500	24	—	60

Total Charges	$1,627	$30,333	$11,419	$2,239	$2,595

Accrued Restructuring	Reduction of Operating Costs
Balance at October 29, 2011	$3,876
Fiscal 2012 special charges	2,595
Severance payments	(1,359)

Balance at February 4, 2012	$5,112

Severance payments	(2,760)

Balance at May 5, 2012	$2,352

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

During fiscal 2011, the Company recorded a special charge of approximately $2.2 million for severance and fringe benefit costs in accordance with its ongoing benefit plan or statutory requirements at foreign locations for 25 engineering and SMG&A employees. As of May 5, 2012, the Company employed 3 of the 25 employees included in this cost reduction action. These employees must continue to be employed by the Company until their employment is involuntarily terminated in order to receive the severance benefit.

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

	Three Months Ended May 5, 2012			Three Months Ended April 30, 2011
	Revenue	% of Revenue	Y/Y%	Revenue	% of Revenue
Industrial	$323,441	48%	(16)%	$386,697	49%
Automotive	118,009	17%	10%	107,171	14%
Consumer	107,994	16%	(20)%	135,256	17%
Communications	125,650	19%	(22)%	161,656	20%

Total revenue	$675,094	100%	(15)%	$790,780	100%

	Six Months Ended May 5, 2012			Six Months Ended April 30, 2011
	Revenue	% of Revenue	Y/Y%	Revenue	% of Revenue*
Industrial	$612,113	46%	(16)%	$726,013	48%
Automotive	238,506	18%	18%	202,399	13%
Consumer	224,880	17%	(20)%	280,562	18%
Communications	247,653	19%	(20)%	310,310	20%

Total revenue	$1,323,152	100%	(13)%	$1,519,284	100%

*	The sum of the individual percentages does not equal the total due to rounding.

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

	Three Months Ended May 5, 2012			Three Months Ended April 30, 2011
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue
Converters	$300,040	44%	(14)%	$350,187	44%
Amplifiers / Radio frequency	177,813	26%	(17)%	213,140	27%
Other analog	90,790	13%	(18)%	111,037	14%

Subtotal analog signal processing	568,643	84%	(16)%	674,364	85%
Power management & reference	46,060	7%	(18)%	56,125	7%

Total analog products	$614,703	91%	(16)%	$730,489	92%

Digital signal processing	60,391	9%	0%	60,291	8%

Total revenue	$675,094	100%	(15)%	$790,780	100%

* The sum of the individual percentages does not equal the total due to rounding.

	Six Months Ended May 5, 2012			Six Months Ended April 30, 2011
	Revenue	% of Revenue	Y/Y%	Revenue	% of Revenue
Converters	$585,173	44%	(14)%	$682,954	45%
Amplifiers / Radio frequency	342,269	26%	(16)%	408,147	27%
Other analog	187,028	14%	(8)%	202,444	13%

Subtotal analog signal processing	1,114,470	84%	(14)%	1,293,545	85%
Power management & reference	90,925	7%	(17)%	109,485	7%

Total analog products	$1,205,395	91%	(14)%	$1,403,030	92%

Digital signal processing	117,757	9%	1%	116,254	8%

Total revenue	$1,323,152	100%	(13)%	$1,519,284	100%

Revenue Trends by Geographic Region

During the second quarter of fiscal 2012 the Company revised its method for classifying revenue by geographic region to more accurately reflect the primary location of our customers’ design activity for our products. Prior periods have been reclassified to align with this definition. In general, the prior classification method reflected the customers’ manufacturing location or the distributors’ stocking territory. No changes have been made to the Company’s revenue recognition policy. Revenue by geographic region for the three- and six-month periods ended May 5, 2012 and April 30, 2011 was as follows:

	Three Months Ended		Six Months Ended
Region	May 5, 2012	April 30, 2011	May 5, 2012	April 30, 2011
United States	$191,548	$233,181	$388,075	$440,647
Rest of North and South America	30,392	40,927	62,265	78,216
Europe	217,195	267,228	423,293	492,801
Japan	86,687	91,423	167,026	195,280
China	89,405	94,339	164,981	184,128
Rest of Asia	59,867	63,682	117,512	128,212

Total revenue	$675,094	$790,780	$1,323,152	$1,519,284

In the three- and six-month periods ended May 5, 2012 and April 30, 2011, the predominant countries comprising “Rest of North and South America” are Canada and Mexico; the predominant countries comprising “Europe” are Germany, Sweden, France and the United Kingdom; and the predominant countries comprising “Rest of Asia” are Taiwan and South Korea.

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

The tables below set forth by level the Company’s financial assets and liabilities, excluding accrued interest components that were accounted for at fair value on a recurring basis as of May 5, 2012 and October 29, 2011. The tables exclude cash on hand and assets and liabilities that are measured at historical cost or any basis other than fair value. As of May 5, 2012 and October 29, 2011, the Company held $98.6 million and $31.6 million, respectively, of cash and held-to-maturity investments that were excluded from the tables below.

	May 5, 2012
	Fair Value measurement at Reporting Date using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents:
Available-for-sale:
Institutional money market funds	$138,414	$—	$—	$138,414
Corporate obligations (1)	—	518,106	—	518,106
Short — term investments:
Available-for-sale:
Securities with one year or less to maturity:
Corporate obligations (1)	—	2,635,474	—	2,635,474
Floating rate notes, issued at par	—	160,049	—	160,049
Floating rate notes (1)	—	179,424	—	179,424
Securities with greater than one year to maturity:
Floating rate notes (1)	—	22,608	—	22,608
Other assets:
Deferred compensation investments	28,445	—	—	28,445

Total assets measured at fair value	$166,859	$3,515,661	$—	$3,682,520

Liabilities
Forward foreign currency exchange contracts (2)	$—	$1,972	$—	$1,972
Contingent consideration	—	—	12,316	12,316

Total liabilities measured at fair value	$—	$1,972	$12,316	$14,288

(1)	The amortized cost of the Company’s investments classified as available-for-sale as of May 5, 2012 was $3,359.3 million.
(2)	The Company has a master netting arrangement by counterparty with respect to derivative contracts. As of May 5, 2012, contracts in an asset position of $0.9 million were netted against contracts in a liability position in the condensed consolidated balance sheet.

	October 29, 2011
	Fair Value measurement at Reporting Date using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents:
Available-for-sale:
Institutional money market funds	$1,278,121	$—	$—	$1,278,121
Corporate obligations (1)	—	95,948	—	95,948
Short — term investments:
Available-for-sale:
Securities with one year or less to maturity:
Corporate obligations (1)	—	2,169,078	—	2,169,078
Floating rate notes (1)	—	17,704	—	17,704
Other assets:
Forward foreign currency exchange contracts (2)	—	2,472	—	2,472
Deferred compensation investments	26,410	—	—	26,410
Other investments	1,135	—	—	1,135
Interest rate swap agreements	—	22,187	—	22,187

Total assets measured at fair value	$1,305,666	$2,307,389	$—	$3,613,055

Liabilities
$375 million aggregate principal 5.0% debt (3)	$—	$396,337	$—	$396,337
Contingent consideration	—	—	13,973	13,973

Total liabilities measured at fair value	$—	$396,337	$13,973	$410,310

(1)	The amortized cost of the Company’s investments classified as available-for-sale as of October 29, 2011 was $2,284.9 million.
(2)	The Company has a master netting arrangement by counterparty with respect to derivative contracts. As of October 29, 2011, contracts in a liability position of $0.8 million were netted against contracts in an asset position in the condensed consolidated balance sheet.
(3)	Equal to the accreted notional value of the debt plus the fair value of the interest rate component of the long-term debt. The fair value of the long-term debt as of October 29, 2011 was $413.4 million, which is classified as a level 1 measurement according to the fair value hierarchy.

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

Contingent consideration — The fair value of the contingent consideration was estimated utilizing the income approach and is based upon significant inputs not observable in the market. The income approach is based on two steps. The first step involves a projection of the cash flows which is based on the Company’s estimates of the timing and probability of achieving the defined milestones. The second step involves converting the cash flows into a present value equivalent through discounting. The discount rate reflects the Baa costs of debt plus the relevant risk associated with the asset and the time value of money.

The fair value measurement of the contingent consideration encompasses the following significant unobservable inputs:

Unobservable Inputs	Range
Estimated contingent consideration payments	$13,000
Discount rate	7% - 10%
Timing of cash flows	1 - 16 months
Probability of achievement	100%

Changes in the fair value of the contingent consideration subsequent to the acquisition date that are primarily driven by assumptions pertaining to the achievement of the defined milestones will be recognized in operating income in the period of the estimated fair value change. Significant increases or decreases in any of the inputs in isolation could result in a fluctuation in the fair value measurement.

The following table summarizes the change in the fair value of the contingent consideration measured using significant unobservable inputs (Level 3) as of October 29, 2011 and May 5, 2012:

Contingent Consideration
Balance as of October 30, 2010	$—
Contingent consideration liability recorded	13,790
Fair value adjustment (1)	183

Balance as of October 29, 2011	$13,973

Payment made (2)	(2,000)
Fair value adjustment (1)	343

Balance as of May 5, 2012	$12,316

(1)	Recorded in research and development expense in the condensed consolidated statements of income.
(2)	The payment is reflected in the statements of cash flows as cash used in financing activities related to the liability recognized at fair value as of the acquisition date and as cash provided by operating activities related to the fair value adjustments previously recognized in earnings.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

On June 30, 2009, the Company issued $375 million aggregate principal amount of 5.0% senior unsecured notes due July 1, 2014 (the 5.0% Notes) with semi-annual fixed interest payments due on January 1 and July 1 of each year, commencing January 1, 2010. Based on quotes received from third-party banks, the fair value of the 5.0% Notes as of May 5, 2012 was $407.9 million and is classified as a Level 1 measurement according to the fair value hierarchy.

On April 4, 2011, the Company issued $375 million aggregate principal amount of 3.0% senior unsecured notes due April 15, 2016 (the 3.0% Notes) with semi-annual fixed interest payments due on April 15 and October 15 of each year, commencing October 15, 2011. Based on quotes received from third-party banks, the fair value of the 3.0% Notes as of May 5, 2012 and October 29, 2011 was $398.2 million and $392.8 million, respectively and is classified as a Level 1 measurement according to the fair value hierarchy.

Note 9 – Derivatives

Foreign Exchange Exposure Management — The Company enters into forward foreign currency exchange contracts to offset certain operational and balance sheet exposures from the impact of changes in foreign currency exchange rates. Such exposures result from the portion of the Company’s operations, assets and liabilities that are denominated in currencies other than the U.S. dollar, primarily the Euro; other significant exposures include the Philippine Peso and the British Pound. These foreign currency exchange contracts are entered into to support transactions made in the normal course of business, and accordingly, are not speculative in nature. The contracts are for periods consistent with the terms of the underlying transactions, generally one year or less. Hedges related to anticipated transactions are designated and documented at the inception of the respective hedges as cash flow hedges and are evaluated for effectiveness monthly. Derivative instruments are employed to eliminate or minimize certain foreign currency exposures that can be confidently identified and quantified. As the terms of the contract and the underlying transaction are matched at inception, forward contract effectiveness is calculated by comparing the change in fair value of the contract to the change in the forward value of the anticipated transaction, with the effective portion of the gain or loss on the derivative instrument reported as a component of accumulated other comprehensive (loss) income (OCI) in shareholders’ equity and reclassified into earnings in the same period during which the hedged transaction affects earnings. Any residual change in fair value of the instruments, or ineffectiveness, is recognized immediately in other (income) expense. Additionally, the Company enters into forward foreign currency contracts that economically hedge the gains and losses generated by the re-measurement of certain recorded assets and liabilities in a non-functional currency. Changes in the fair value of these undesignated hedges are recognized in other (income) expense immediately as an offset to the changes in the fair value of the asset or liability being hedged. As of May 5, 2012 and October 29, 2011, the total notional amount of these undesignated hedges was $26.1 million and $41.2 million, respectively. The fair value of these hedging instruments in the Company’s condensed consolidated balance sheets as of May 5, 2012 and October 29, 2011 was immaterial.

Interest Rate Exposure Management — On June 30, 2009, the Company entered into interest rate swap transactions related to its outstanding 5.0% senior unsecured notes where the Company swapped the notional amount of its $375 million of fixed rate debt at 5.0% into floating interest rate debt through July 1, 2014. Under the terms of the swaps, the Company will (i) receive on the $375 million notional amount a 5.0% annual interest payment that is paid in two installments on the 1st of every January and July, commencing January 1, 2010 through and ending on the maturity date; and (ii) pay on the $375 million notional amount an annual three month LIBOR plus 2.05% interest payment, payable in four installments on the 1st of every January, April, July and October, commencing on October 1, 2009 and ending on the maturity date. The LIBOR-based rate is set quarterly three months prior to the date of the interest payment. The Company designated these swaps as fair value hedges. The fair value of the swaps at inception was zero and subsequent changes in the fair value of the interest rate swaps were reflected in the carrying value of the interest rate swaps on the balance sheet. The carrying value of the debt on the balance sheet was adjusted by an equal and offsetting amount. The gain or loss on the hedged item (that is, the fixed-rate borrowings) attributable to the hedged benchmark interest rate risk and the offsetting gain or loss on the related interest rate swaps for the six-month period ended April 30, 2011 were as follows:

Statement of income classification	April 30, 2011
	Loss on Swaps	Gain on Note	Net Income Effect
Other income	$(8,491)	$8,491	$—

The amounts earned and owed under the swap agreements are accrued each period and are reported in interest expense. There was no ineffectiveness recognized in any of the periods presented. In the second quarter of fiscal 2012, the Company terminated the interest rate swap agreement. The Company received $19.8 million in cash proceeds from the swap termination, which included $1.3 million in accrued interest. The proceeds, net of interest received, are disclosed in cash flows from financing activities in the consolidated statements of cash flows. As a result of the termination the carrying value of the 5% was adjusted for the change in the fair value of the interest component of the debt up to the date of the termination of the swap in an amount equal to the fair value of the swap, and will be amortized to earnings as a reduction of interest expense over the remaining life of the debt. This amortization is reflected in the consolidated statements of cash flows within operating activities.

The market risk associated with the Company’s derivative instruments results from currency exchange rate or interest rate movements that are expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. The counterparties to the agreements relating to the Company’s derivative instruments consist of a number of major international financial institutions with high credit ratings. Based on the credit ratings of the Company’s counterparties as of May 5, 2012, nonperformance is not perceived to be a significant risk. Furthermore, none of the Company’s derivatives are subject to collateral or other security arrangements and none contain provisions that are dependent on the Company’s credit ratings from any credit rating agency. While the contract or notional amounts of derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of the Company’s exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of counterparties to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparties’ obligations under the contracts exceed the obligations of the Company to the counterparties. As a result of the above considerations, the Company does not consider the risk of counterparty default to be significant.

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

The total notional amounts of derivative instruments designated as hedging instruments was $150.1 million and $153.7 million, respectively, of cash flow hedges denominated in Euros, British Pounds and Philippine Pesos as of May 5, 2012 and October 29, 2011, respectively. The Company also had $375 million of interest rate swap agreements accounted for as fair value hedges as of October 29, 2011. The fair values of these hedging instruments in the Company’s condensed consolidated balance sheets as of May 5, 2012 and October 29, 2011 were as follows:

	Balance Sheet Location	Fair Value at May 5, 2012	Fair Value at October 29, 2011
Interest rate swap agreements	Other assets	$—	$22,187
Forward foreign currency exchange contracts	Prepaid expenses and other current assets	$—	$2,038
	Accrued liabilities	$1,685	$—

The effect of derivative instruments designated as cash flow hedges on the condensed consolidated statements of income for the three-and six-month periods ended May 5, 2012 and April 30, 2011 were as follows:

	Three Months Ended
	May 5, 2012	April 30, 2011
Gain recognized in OCI on derivatives (net of tax of $178 in 2012 and $1,390 in 2011)	$1,127	$9,266
Loss (gain) reclassified from OCI into income (net of tax of $238 in 2012 and $540 in 2011)	$1,508	$(3,600)

	Six Months Ended
	May 5, 2012	April 30, 2011
(Loss) gain recognized in OCI on derivatives (net of tax of $945 in 2012 and $1,044 in 2011)	$(6,644)	$6,655
Loss (gain) reclassified from OCI into income (net of tax of $532 in 2012 and $595 in 2011)	$3,538	$(4,012)

The amounts reclassified into earnings before tax are recognized in cost of sales and operating expenses for the three- and six-month periods ended May 5, 2012 and April 30, 2011 were as follows:

	Three Months Ended
	May 5, 2012	April 30, 2011
Cost of sales	$621	$(1,815)
Research and development	$470	$(1,167)
Selling, marketing, general and administrative	$655	$(1,158)

	Six Months Ended
	May 5, 2012	April 30, 2011
Cost of sales	$1,522	$(2,249)
Research and development	$1,093	$(1,196)
Selling, marketing, general and administrative	$1,455	$(1,162)

All derivative gains and losses included in OCI will be reclassified into earnings within the next 12 months. There was no ineffectiveness in the three-or six-month periods ended May 5, 2012 and April 30, 2011.

Note 10 – Goodwill and Intangible Assets

Goodwill

The Company annually evaluates goodwill for impairment as well as whenever events or changes in circumstances suggest that the carrying value of goodwill may not be recoverable. The Company tests goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis on the first day of the fourth quarter (on or about August 1) or more frequently if indicators of impairment exist. For the Company’s latest annual impairment assessment that occurred on July 31, 2011, the Company identified its reporting units to be its five operating segments, which meet the aggregation criteria for one reportable segment. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company determines the fair value of its reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. No impairment of goodwill resulted in any of the fiscal years presented. The Company’s next annual impairment assessment will be performed as of the first day of the fourth quarter of fiscal 2012 unless indicators arise that would require the Company to reevaluate at an earlier date. The following table presents the changes in goodwill during the first six months of fiscal 2012:

Six Months Ended
May 5, 2012
Balance at beginning of period	$275,087
Acquisition of Multigig (Note 16)	6,969
Foreign currency translation adjustment	(1,846)

Balance at end of period	$280,210

Intangible Assets

The Company reviews finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of assets may not be recoverable. Recoverability of these assets is measured by comparison of their carrying value to future undiscounted cash flows the assets are expected to generate over their remaining economic lives. If such assets are considered to be impaired, the impairment to be recognized in earnings equals the amount by which the carrying value of the assets exceeds their fair value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. As of October 29, 2011, the Company’s finite-lived intangible assets were fully amortized. As of May 5, 2012, the Company’s finite-lived intangible assets consisted of the following which related to the acquisition of Multigig (Note 16):

	May 5, 2012
	Gross Carrying Amount	Accumulated Amortization
Technology-based	$1,100	$18

Amortization expense related to finite-lived intangible assets was immaterial for the three and six months ended May 5, 2012 and was $0.3 million and $0.7 million for the three- and six-month periods ended April 30, 2011, respectively. The remaining amortization expense will be recognized over a weighted-average period of approximately 2.6 years.

The Company expects annual amortization expense for intangible assets to be:

Fiscal Year	Amortization Expense
Remaining of fiscal year 2012	$110
2013	$220
2014	$220
2015	$220
2016	$220
2017	$92

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

Indefinite-lived intangible assets consisted of $27.8 million and $12.2 million of IPR&D as of May 5, 2012 and October 29, 2011, respectively.

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

Net periodic pension cost of non-U.S. plans is presented in the following table:

	Three Months Ended
	May 5, 2012	April 30, 2011
Service cost	$1,997	$2,308
Interest cost	2,773	2,875
Expected return on plan assets	(2,661)	(2,760)
Amortization of initial net obligation	5	4
Amortization of net loss	91	411

Net periodic pension cost	$2,205	$2,838

	Six Months Ended
	May 5, 2012	April 30, 2011
Service cost	$3,988	$4,532
Interest cost	5,537	5,628
Expected return on plan assets	(5,310)	(5,405)
Amortization of initial net obligation	10	8
Amortization of net loss	180	804

Net periodic pension cost	$4,405	$5,567

Pension contributions of $3.0 million and $5.6 million were made by the Company during the three and six months ended May 5, 2012, respectively. The Company presently anticipates contributing an additional $5.4 million to fund its defined benefit pension plans in fiscal year 2012 for a total of $11.0 million.

Note 12 – Revolving Credit Facility

As of May 5, 2012, the Company had $3,752.6 million of cash and cash equivalents and short-term investments, of which $1,085.9 million was held in the United States. The balance of the Company’s cash and cash equivalents and short-term investments was held outside the United States in various foreign subsidiaries. As the Company intends to reinvest certain of its foreign earnings indefinitely, this cash is not available to meet certain of the Company’s cash requirements in the United States, including for cash dividends and common stock repurchases. The Company entered into a five-year, $165 million unsecured revolving credit facility with certain institutional lenders in May 2008. To date, the Company has not borrowed under this credit facility but the Company may borrow in the future and use the proceeds for support of commercial paper issuance, stock repurchases, dividend payments, acquisitions, capital expenditures, working capital and other lawful corporate purposes. Any advances under this credit agreement will accrue interest at rates that are equal to LIBOR plus a margin that is based on the Company’s leverage ratio. The terms of the facility impose restrictions on the Company’s ability to undertake certain transactions, to create certain liens on assets and to incur certain subsidiary indebtedness. The terms of this facility also include financial covenants that require the Company to maintain a minimum interest coverage ratio and not exceed a maximum leverage ratio. As of May 5, 2012, the Company was compliant with these covenants.

Note 13 –Debt

On June 30, 2009, the Company issued $375 million aggregate principal amount of 5.0% senior unsecured notes due July 1, 2014 (the 5.0% Notes) with semi-annual fixed interest payments due on January 1 and July 1 of each year, commencing January 1, 2010. The sale of the 5.0% Notes was made pursuant to the terms of an underwriting agreement dated June 25, 2009 between the Company and Credit Suisse Securities (USA) LLC, as representative of the several underwriters named therein. The net proceeds of the offering were $370.4 million, after issuing at a discount and deducting expenses, underwriting discounts and commissions, which will be amortized over the term of the 5.0% Notes. The indenture governing the 5.0% Notes contains covenants that may limit the Company’s ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of its assets to, any other party. As of May 5, 2012, the Company was compliant with these covenants. The notes are subordinated to any future secured debt and to the other liabilities of the Company’s subsidiaries.

On June 30, 2009, the Company entered into interest rate swap transactions where the Company swapped the notional amount of its $375 million of fixed rate debt at 5.0% into floating interest rate debt through July 1, 2014. Under the terms of the swaps, the Company will (i) receive on the $375 million notional amount a 5.0% annual interest payment that is paid in two installments on the 1st business day of every January and July, commencing January 1, 2010 through and ending on the maturity date; and (ii) pay on the $375 million notional amount an annual three month LIBOR plus 2.05% interest payment, payable in four installments on the 1st business day of every January, April, July and October, commencing on October 1, 2009 and ending on the maturity date. The LIBOR-based rate is set quarterly three months prior to the date of the interest payment. The Company designated these swaps as fair value hedges. The changes in the fair value of the interest rate swaps were reflected in the carrying value of the interest rate swaps in other assets on the balance sheet. The carrying value of the debt on the balance sheet was adjusted by an equal and offsetting amount. In the second quarter of fiscal 2012, the Company terminated the interest rate swap agreement. The Company received $19.8 million in cash proceeds from the swap termination, which included $1.3 million in accrued interest. The proceeds, net of interest received, are disclosed in cash flows from financing activities in the consolidated statement of cash flows. As a result of the termination the carrying value of the 5% Notes was adjusted for the change in the fair value of the interest component of the debt up to the date of the termination of the swap in an amount equal to the fair value of the swap, and will be amortized to earnings as a reduction of interest expense over the remaining life of the debt. This amortization is reflected in the consolidated statements of cash flows within operating activities.

On December 22, 2010, Analog Devices Holdings B.V., a wholly owned subsidiary of the Company, entered into a credit agreement with Bank of America, N.A., London Branch as administrative agent. The borrower’s obligations are guaranteed by the Company. The credit agreement provides for a term loan facility of $145 million, which matures on December 22, 2013. The terms of the agreement provide for a three year principal amortization schedule with $3.6 million payable quarterly every March, June, September and December with the balance payable upon the maturity date. During the third quarter of fiscal 2011, the Company made an additional principal payment of $17.5 million. During the first quarter of fiscal 2012, the Company made an additional principal payment of $12.0 million. The loan will bear interest at a fluctuating rate for each period equal to the LIBOR rate corresponding with the tenor of the interest period plus a spread of 1.25% (1.72% as of May 5, 2012). The terms of this facility include limitations on subsidiary indebtedness and on liens against the assets of the Company and its subsidiaries, and also include financial covenants that require the Company to maintain a minimum interest coverage ratio and not exceed a maximum leverage ratio. As of May 5, 2012, the Company was compliant with these covenants. As of May 5, 2012, $14.5 million of this debt was classified as short-term.

On April 4, 2011, the Company issued $375 million aggregate principal amount of 3.0% senior unsecured notes due April 15, 2016 (the 3.0% Notes) with semi-annual fixed interest payments due on April 15 and October 15 of each year, commencing October 15, 2011. The sale of the 3.0% Notes was made pursuant to the terms of an underwriting agreement dated March 30, 2011 between the Company and Credit Suisse Securities (USA) LLC and Merrill Lynch, Pierce, Fenner and Smith Incorporated, as representative of the several underwriters named therein. The net proceeds of the offering were $370.5 million, after issuing at a discount and deducting expenses, underwriting discounts and commissions, which will be amortized over the term of the 3.0% Notes. The indenture governing the 3.0% Notes contains covenants that may limit the Company’s ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of its assets to, any other party. As of May 5, 2012, the Company was compliant with these covenants. The notes are subordinated to any future secured debt and to the other liabilities of the Company’s subsidiaries.

The Company’s principal payments related to its long-term debt obligations are as follows: $7.3 million remaining in fiscal year 2012; $14.5 million in fiscal year 2013; $450.6 million in fiscal year 2014; and $375 million in fiscal year 2016.

Note 14 – Common Stock Repurchase

The Company’s common stock repurchase program has been in place since August 2004. In the aggregate, the Board of Directors has authorized the Company to repurchase $5 billion of the Company’s common stock under the program. Under the program, the Company may repurchase outstanding shares of its common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of the Company’s Board of Directors, the repurchase program will expire when the Company has repurchased all shares authorized under the program. As of May 5, 2012, the Company had repurchased a total of approximately 128.2 million shares of its common stock for approximately $4,400.9 million under this program. An additional $599.1 million remains available for repurchase of shares under the current authorized program. The repurchased shares are held as authorized but unissued shares of common stock. Any future common stock repurchases will be dependent upon several factors, including the amount of cash available to the Company in the United States and the Company’s financial performance, outlook and liquidity. The Company also from time to time repurchases shares in settlement of employee tax withholding obligations due upon the vesting of restricted stock units, or in certain limited circumstances to satisfy the exercise price of options granted to the Company’s employees under the Company’s equity compensation plans.

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

Note 16 – Acquisitions

On March 30, 2012, the Company acquired privately-held Multigig, Inc. (Multigig) of San Jose, California. The acquisition of Multigig is expected to enhance the Company’s clocking capabilities in stand-alone and embedded applications and strengthen the Company’s high speed signal processing solutions. The acquisition-date fair value of the consideration transferred totaled $26.8 million, which consisted of $24.2 million in initial cash payments at closing and an additional $2.6 million subject to an indemnification holdback that is payable within 15 months of the transaction date, which is included in accrued liabilities in the condensed consolidated balance sheet as of May 5, 2012. The Company’s assessment of fair value to the tangible and intangible assets acquired and liabilities assumed was based on their estimated fair values at the date of acquisition, resulting in the recognition of $15.6 million of IPR&D, $1.1 million of developed technology, $7.0 million of goodwill and $3.1 million of net deferred tax assets. The goodwill recognized is attributable to future technologies that have yet to be determined as well as the assembled workforce of Multigig. Future technologies do not meet the criteria for recognition separately from goodwill because they are a part of future development and growth of the business. The goodwill is not expected to be deductible for tax purposes. The acquisition accounting is not complete and adjustments may be recorded to deferred tax assets in future periods due to the evaluation of net operating loss carryforwards. In addition, the Company will be obligated to pay royalties to the Multigig employees on revenue recognized from the sale of certain Multigig products through the earlier of 5 years or the aggregate maximum payment of $1 million. Royalty payments to Multigig employees require post-acquisition services to be rendered and, as such, the Company will record these amounts as compensation expense in the related periods. As of May 5, 2012, no royalty payments have been made. The Company recognized $0.5 million of acquisition-related costs that were expensed in the second quarter of fiscal 2012, which were included in operating expenses in the condensed consolidated statement of income.

On June 9, 2011, the Company acquired privately-held Lyric Semiconductor, Inc. (Lyric) of Cambridge, Massachusetts. The acquisition of Lyric gives the Company the potential to achieve an order of magnitude improvement in power efficiency in mixed signal processing. The acquisition-date fair value of the consideration transferred totaled $27.8 million, which consisted of $14.0 million in initial cash payments at closing and contingent consideration of up to $13.8 million. The contingent consideration arrangement requires additional cash payments to the former equity holders of Lyric upon the achievement of certain technological and product development milestones payable during the period from June 2011 through June 2016. The Company estimated the fair value of the contingent consideration arrangement utilizing the income approach. Changes in the fair value of the contingent consideration subsequent to the acquisition date primarily driven by assumptions pertaining to the achievement of the defined milestones will be recognized in operating income in the period of the estimated fair value change. As of May 5, 2012, the Company had paid $2.0 million in contingent consideration. The payment is reflected in the statements of cash flows as cash used in financing activities related to the liability recognized at fair value as of the acquisition date and cash provided by operating activities related to the fair value adjustments previously recognized in earnings. The fair value of the remaining contingent consideration was approximately $12.3 million as of May 5, 2012, of which $9.6 million is included in accrued liabilities and $2.7 million is included in other non-current liabilities in the condensed consolidated balance sheet. The Company’s assessment of fair value to the tangible and intangible assets acquired and liabilities assumed was based on their estimated fair values at the date of acquisition, resulting in the recognition of $12.2 million of IPR&D, $18.9 million of goodwill and $3.3 million of net deferred tax liabilities. The goodwill recognized is attributable to future technologies that have yet to be determined as well as the assembled workforce of Lyric. Future technologies do not meet the criteria for recognition separately from goodwill because they are a part of future development and growth of the business. None of the goodwill is expected to be deductible for tax purposes. In addition, the Company will be obligated to pay royalties to the former equity holders of Lyric on revenue recognized from the sale of Lyric products and licenses through the earlier of 20 years or the accrual of a maximum of $25 million. Royalty payments to Lyric employees require post-acquisition services to be rendered and, as such, the Company will record these amounts as compensation expense in the related periods. As of May 5, 2012, no royalty payments have been made. The Company recognized $0.2 million of acquisition-related costs that were expensed in the third quarter of fiscal 2011 which were included in operating expenses in the condensed consolidated statement of income.

The Company has not provided pro forma results of operations for Multigig and Lyric herein as they were not material to the Company on either an individual or an aggregate basis. The Company included the results of operations of each acquisition in its consolidated statement of income from the date of each acquisition.

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

All of the Company’s Ireland tax returns prior to fiscal year 2007 are no longer subject to examination.

Unrealized Tax Benefits

The following table summarizes the changes in the total amounts of unrealized tax benefits for the three and six months ended May 5, 2012.

Balance, October 29, 2011	$9,665
Settlements with taxing authorities	(3,488)

Balance, February 4, 2012	$6,177

Settlements with taxing authorities	—

Balance, May 5, 2012	$6,177

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

Note 19 – Subsequent Event

On May 21, 2012, the Board of Directors of the Company declared a cash dividend of $0.30 per outstanding share of common stock. The dividend will be paid on June 12, 2012 to all shareholders of record at the close of business on June 1, 2012.

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

Results of Operations

(all tabular amounts in thousands except per share amounts and percentages)

Overview

	Three Months Ended
	May 5, 2012	April 30, 2011	$ Change	% Change
Revenue	$675,094	$790,780	$(115,686)	(15)%
Gross margin %	65.2%	67.6%
Income from continuing operations, net of tax	$162,899	$241,826	$(78,927)	(33)%
Income from continuing operations, net of tax, as a % of revenue	24.1%	30.6%
Diluted EPS from continuing operations	$0.53	$0.78	$(0.25)	(32)%
Diluted EPS	$0.53	$0.78	$(0.25)	(32)%

	Six Months Ended
	May 5, 2012	April 30, 2011	$ Change	% Change
Revenue	$1,323,152	$1,519,284	$(196,132)	(13)%
Gross margin %	64.2%	66.9%
Income from continuing operations, net of tax	$302,281	$457,432	$(155,151)	(34)%
Income from continuing operations, net of tax, as a % of revenue	22.8%	30.1%
Diluted EPS from continuing operations	$0.99	$1.48	$(0.49)	(33)%
Diluted EPS	$0.99	$1.50	$(0.51)	(34)%

Fiscal 2012 is a 53-week year and fiscal 2011 was a 52-week year. The additional week in fiscal 2012 was included in the first quarter ended February 4, 2012. Therefore, the first six months of fiscal 2012 included an additional week of operations as compared to the first six months of fiscal 2011.

The year-to-year revenue changes by end market and product category are more fully outlined below under Revenue Trends by End Market and Revenue Trends by Product Type.

During the first six months of fiscal 2012, our revenue decreased 13%, compared to the first six months of fiscal 2011. Our diluted earnings per share from continuing operations decreased to $0.99 in the first six months of fiscal 2012 compared to $1.48 in the first six months of fiscal 2011. Cash flow from operations in the first six months of fiscal 2012 was $440.8 million or 33% of revenue. During the first six months of fiscal 2012, we received $87.4 million in net proceeds from employee stock option exercises, repurchased a total of approximately 3.2 million shares of our common stock for an aggregate of $122.4 million, distributed $163.8 million to our shareholders in dividend payments, paid $19.3 million in principal payments related to our $145 million term loan facility, paid $55.4 million for property, plant and equipment additions and paid $24.2 million for the acquisition of Multigig. In addition, we paid $871.3 million for the net purchase of available-for-sale short term investments. These factors contributed to the net decrease in cash and cash equivalents of $710.0 million in the first six months of fiscal 2012.

The year-to-year decrease in revenue and profitability for the three and six months ended May 5, 2012 was primarily attributable to a slowdown in orders as our customers reduced their inventory levels from the levels recorded at the end of the second quarter of fiscal 2011. In the second quarter of fiscal 2011 customers had built inventory in order to reduce the risk of supply disruptions as a result of the March 2011 earthquake and tsunami in Japan. In addition, the ongoing European debt crisis and the global credit and financial crisis caused customers to become more cautious in the first half of fiscal 2012. We believe that our variable cost structure and continued efforts to manage production, inventory levels and expenses helped to mitigate the effect that these lower sales levels had on our earnings.

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

	Three Months Ended May 5, 2012			Three Months Ended April 30, 2011
	Revenue	% of Revenue	Y/Y%	Revenue	% of Revenue
Industrial	$323,441	48%	(16)%	$386,697	49%
Automotive	118,009	17%	10%	107,171	14%
Consumer	107,994	16%	(20)%	135,256	17%
Communications	125,650	19%	(22)%	161,656	20%

Total revenue	$675,094	100%	(15)%	$790,780	100%

	Six Months Ended May 5, 2012			Six Months Ended April 30, 2011
	Revenue	% of Revenue	Y/Y%	Revenue	% of Revenue*
Industrial	$612,113	46%	(16)%	$726,013	48%
Automotive	238,506	18%	18%	202,399	13%
Consumer	224,880	17%	(20)%	280,562	18%
Communications	247,653	19%	(20)%	310,310	20%

Total revenue	$1,323,152	100%	(13)%	$1,519,284	100%

*	The sum of the individual percentages does not equal the total due to rounding.

Industrial – The year-to-year decrease in revenue in the three- and six-month periods ended May 5, 2012 in industrial end market revenue was primarily the result of a broad-based decrease in demand in this end market. The year-to-year decrease was most significant for products sold into the industrial automation and instrumentation sectors.

Automotive – The year-to-year increase in revenue in the three- and six-month periods ended May 5, 2012 in automotive end market revenue was primarily the result of an increase in the electronic content in automobiles, used primarily in infotainment and safety, and a general increase in demand by our customers.

Consumer – The year-to-year decrease in revenue in the three- and six-month periods ended May 5, 2012 in consumer end market revenue was primarily the result of a broad-based decrease in demand for products sold in this end market and to a lesser extent customer production limitations in the first quarter of fiscal 2012 caused by the 2011 floods in Thailand.

Communications – The year-to-year decrease in revenue in the three- and six-month periods ended May 5, 2012 in communications end market revenue was primarily the result of a broad-based decrease in demand in this end market, which was most significant for products sold into the wireless base station end market sector.

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

	Three Months Ended May 5, 2012			Three Months Ended April 30, 2011
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue
Converters	$300,040	44%	(14)%	$350,187	44%
Amplifiers / Radio frequency	177,813	26%	(17)%	213,140	27%
Other analog	90,790	13%	(18)%	111,037	14%

Subtotal analog signal processing	568,643	84%	(16)%	674,364	85%
Power management & reference	46,060	7%	(18)%	56,125	7%

Total analog products	$614,703	91%	(16)%	$730,489	92%

Digital signal processing	60,391	9%	0%	60,291	8%

Total revenue	$675,094	100%	(15)%	$790,780	100%

*	The sum of the individual percentages does not equal the total due to rounding.

	Six Months Ended May 5, 2012			Six Months Ended April 30, 2011
	Revenue	% of Revenue	Y/Y%	Revenue	% of Revenue
Converters	$585,173	44%	(14)%	$682,954	45%
Amplifiers / Radio frequency	342,269	26%	(16)%	408,147	27%
Other analog	187,028	14%	(8)%	202,444	13%

Subtotal analog signal processing	1,114,470	84%	(14)%	1,293,545	85%
Power management & reference	90,925	7%	(17)%	109,485	7%

Total analog products	$1,205,395	91%	(14)%	$1,403,030	92%

Digital signal processing	117,757	9%	1%	116,254	8%

Total revenue	$1,323,152	100%	(13)%	$1,519,284	100%

The year-to-year decrease in total revenue in the three- and six-month periods ended May 5, 2012 was primarily the result of a broad-based decrease in demand across most product categories.

Revenue Trends by Geographic Region

During the second quarter of fiscal 2012 the Company revised its method for classifying revenue by geographic region to more accurately reflect the primary location of our customers’ design activity for our products. Prior periods have been reclassified to align with this definition. In general, the prior classification method reflected the customers’ manufacturing location or the distributors’ stocking territory. No changes have been made to the Company’s revenue recognition policy. Revenue by geographic region for the three- and six-month periods ended May 5, 2012 and April 30, 2011 was as follows:

	Three Months Ended
Region	May 5, 2012	April 30, 2011	$ Change	% Change
United States	$191,548	$233,181	$(41,633)	(18)%
Rest of North and South America	30,392	40,927	(10,535)	(26)%
Europe	217,195	267,228	(50,033)	(19)%
Japan	86,687	91,423	(4,736)	(5)%
China	89,405	94,339	(4,934)	(5)%
Rest of Asia	59,867	63,682	(3,815)	(6)%

Total revenue	$675,094	$790,780	$(115,686)	(15)%

	Six Months Ended
Region	May 5, 2012	April 30, 2011	$ Change	% Change
United States	$388,075	$440,647	$(52,572)	(12)%
Rest of North and South America	62,265	78,216	(15,951)	(20)%
Europe	423,293	492,801	(69,508)	(14)%
Japan	167,026	195,280	(28,254)	(14)%
China	164,981	184,128	(19,147)	(10)%
Rest of Asia	117,512	128,212	(10,700)	(8)%

Total revenue	$1,323,152	$1,519,284	$(196,132)	(13)%

In the three- and six-month periods ended May 5, 2012 and April 30, 2011, the predominant countries comprising “Rest of North and South America” are Canada and Mexico; the predominant countries comprising “Europe” are Germany, Sweden, France and the United Kingdom; and the predominant countries comprising “Rest of Asia” are Taiwan and South Korea.

Sales decreased in all regions in the three and six months ended May 5, 2012 as compared to the same periods of fiscal 2011. The most significant year-to-year decrease in sales by region occurred in Europe and the United States. These decreases were primarily in the communication, consumer and industrial end market sectors in these regions.

Gross Margin

	Three Months Ended				Six Months Ended
	May 5, 2012	April 30, 2011	$ Change	% Change	May 5, 2012	April 30, 2011	$ Change	% Change
Gross margin	$440,455	$534,214	$(93,759)	(18)%	$849,845	$1,016,387	$(166,542)	(16)%
Gross margin %	65.2%	67.6%			64.2%	66.9%

Gross margin percentage was lower by 240 and 270 basis points in the three and six months ended May 5, 2012, respectively, as compared to the three and six months ended April 30, 2011, respectively, primarily as a result of decreased operating levels in our manufacturing facilities as well as a reduced percentage of sales of our products sold into the industrial automation and instrumentation sectors of the industrial end market and the wireless base station sector of the communications end market, which earn higher margins as compared to products sold into our other end market sectors.

Research and Development (R&D)

	Three Months Ended				Six Months Ended
	May 5, 2012	April 30, 2011	$ Change	% Change	May 5, 2012	April 30, 2011	$ Change	% Change
R&D expenses	$127,537	$130,460	$(2,923)	(2)%	$251,915	$253,205	$(1,290)	(1)%
R&D expenses as a % of revenue	18.9%	16.5%			19.0%	16.7%

R&D expenses in the three months ended May 5, 2012 decreased slightly as compared to the same period of fiscal 2011 as lower variable compensation expense, which is a variable expense linked to our overall profitability and revenue growth, was partially offset by annual salary increases that became effective during the latter half of the second quarter of fiscal 2012 and a general increase in spending.

R&D expenses in the six months ended May 5, 2012 remained flat as compared to the same period of fiscal 2011 as lower variable compensation expense, which is a variable expense linked to our overall profitability and revenue growth, was offset by annual salary increases that became effective during the latter half of the second quarter of fiscal 2012 and an additional week of operations in the first quarter of fiscal 2012.

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

Selling, Marketing, General and Administrative (SMG&A)

	Three Months Ended				Six Months Ended
	May 5, 2012	April 30, 2011	$ Change	% Change	May 5, 2012	April 30, 2011	$ Change	% Change
SMG&A expenses	$99,992	$105,268	$(5,276)	(5)%	$199,037	$205,290	$(6,253)	(3)%
SMG&A expenses as a % of revenue	14.8%	13.3%			15.0%	13.5%

SMG&A expenses in the three months ended May 5, 2012 decreased as compared to the same period of fiscal 2011 as lower variable compensation, which is a variable expense linked to our overall profitability and revenue growth, was partially offset by annual salary increases that became effective during the latter half of the second quarter of fiscal 2012.

SMG&A expenses in the six months ended May 5, 2012 decreased slightly as compared to the same period of fiscal 2011 as lower variable compensation, which is a variable expense linked to our overall profitability and revenue growth, was partially offset by annual salary increases that became effective during the latter half of the second quarter of fiscal 2012 and an additional week of operations in the first quarter of fiscal 2012.

Special Charges – Reduction of Operating Costs

We monitor global macroeconomic conditions on an ongoing basis, and continue to assess opportunities for improved operational effectiveness and efficiency and better alignment of expenses with revenues. As a result of these assessments, we have undertaken various restructuring actions over the past several years. These reductions relating to ongoing actions are described below.

During fiscal 2008 through fiscal 2010, we recorded special charges of approximately $43.3 million. These special charges included: $39.1 million for severance and fringe benefit costs in accordance with our ongoing benefit plan or statutory requirements at foreign locations for 245 manufacturing employees and 470 engineering and SMG&A employees; $2.1 million for lease obligation costs for facilities that we ceased using during the first quarter of fiscal 2009; $0.8 million for the write-off of property, plant and equipment; $0.5 million for contract termination costs; $0.3 million for clean-up and closure costs that we expensed as incurred; and $0.5 million related to the impairment of intellectual property. This action resulted in annual cost savings of approximately $52 million per year. We have terminated the employment of all employees associated with these actions, and we are paying amounts owed to them as income continuance.

During fiscal 2011, we recorded a special charge of approximately $2.2 million. This special charge was for severance and fringe benefit costs in accordance with our ongoing benefit plan or statutory requirements at foreign locations for 25 engineering and SMG&A employees. As of May 5, 2012, we employed 3 of the 25 employees included in this cost reduction action. These employees must continue to be employed by us until their employment is involuntarily terminated in order to receive the severance benefit. We estimate this action will result in annual savings in SMG&A expenses of approximately $4 million once fully implemented.

During the first quarter of fiscal 2012, we recorded a special charge of approximately $2.6 million. The special charge included $2.5 million for severance and fringe benefit costs in accordance with our ongoing benefit plan or statutory requirements at foreign locations for 34 manufacturing, engineering and SMG&A employees and $0.1 million for contract termination costs. We terminated the employment of all employees associated with these actions, and we are paying amounts owed to them as income continuance. We estimate this action will result in annual savings in SMG&A expenses of approximately $4 million.

Operating Income from Continuing Operations

	Three Months Ended				Six Months Ended
	May 5, 2012	April 30, 2011	$ Change	% Change	May 5, 2012	April 30, 2011	$ Change	% Change
Operating income from continuing operations	$212,926	$298,486	$(85,560)	(29)%	$396,298	$557,892	$(161,594)	(29)%
Operating income from continuing operations as a % of revenue	31.5%	37.7%			30.0%	36.7%

The year-over-year decrease in operating income from continuing operations in the second quarter of fiscal 2012 was primarily the result of a decrease in revenue of $115.7 million and a 240 basis point decrease in gross margin percentage. This decrease in operating income from continuing operations was partially offset by a decrease in R&D and SMG&A expenses as more fully described above under the headings Research and Development and Selling, Marketing, General and Administrative.

The year-over-year decrease in operating income from continuing operations in the six months ended May 5, 2012 was primarily the result of a decrease in revenue of $196.1 million, a 270 basis point decrease in gross margin percentage and a $2.6 million special charge recorded in the first quarter of fiscal 2012 as more fully described above under the heading Special Charges—Reduction of Operating Costs. This decrease in operating income from continuing operations was partially offset by a decrease in R&D and SMG&A expenses as more fully described above under the headings Research and Development and Selling, Marketing, General and Administrative.

Nonoperating (Income) Expense

	Three Months Ended			Six Months Ended
	May 5, 2012	April 30, 2011	$ Change	May 5, 2012	April 30, 2011	$ Change
Interest expense	$6,890	$4,078	$2,812	$13,572	$6,908	$6,664
Interest income	(3,967)	(2,197)	(1,770)	(7,315)	(4,482)	(2,833)

Other, net	(1,451)	(151)	(1,300)	(1,499)	(110)	(1,389)

Total nonoperating (income) expense	$1,472	$1,730	$(258)	$4,758	$2,316	$2,442

The year-over-year increase in interest expense in the second quarter of fiscal 2012 was primarily the result of the issuance of $375 million aggregate principal amount of 3.0% senior unsecured notes on April 4, 2011 and to a lesser extent the impact of the termination of our interest rate swap agreement more fully described below under the heading Debt. These increases were partially offset by an increase in interest income due to higher interest rates and the investment of higher cash balances in the second quarter of fiscal 2012 as compared to the second quarter of fiscal 2011 and an increase in other income as a result of the gain from the sale of other investments in the second quarter of fiscal 2012.

The year-over-year increase in interest expense in the six months ended May 5, 2012 was primarily a result of the issuance of $375 million aggregate principal amount of 3.0% senior unsecured notes on April 4, 2011 and the $145 million term loan facility we entered into through a wholly owned subsidiary in December 2010 and to a lesser extent the impact of the termination of our interest rate swap agreement more fully described below under the heading Debt. These increases were partially offset by an increase in interest income due to higher interest rates and the investment of higher cash balances in the first six months of fiscal 2012 as compared to the first six months of fiscal 2011 and an increase in other income as a result of the gain from the sale of other investments in the second quarter of fiscal 2012.

Provision for Income Taxes

	Three Months Ended			Six Months Ended
	May 5, 2012	April 30, 2011	$ Change	May 5, 2012	April 30, 2011	$ Change
Provision for income taxes	$48,555	$54,930	$(6,375)	$89,259	$98,144	$(8,885)
Effective income tax rate	23.0%	18.5%		22.8%	17.7%

Our effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where our income is earned.

The increase in our effective tax rate for the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011 was primarily due to the impact of discrete tax items. The provision for income taxes for the second quarter of fiscal 2011 included favorable discrete tax items related to the settlement with the Appellate Division of the Internal Revenue Service of certain tax matters for the fiscal 2004 through fiscal 2007 tax years which resulted in lowering our effective tax rate by approximately 4%. The provision for income taxes for the second quarter of fiscal 2012 did not include the benefit of these discrete tax items. In addition, our effective tax rate for the second quarter of fiscal 2011 included a benefit related to the application of the U.S. federal research and development tax credit. This credit expired in December 2011 and therefore was not available in the second quarter of fiscal 2012.

The increase in our effective tax rate for the first six months of fiscal 2012 compared to the first six months of fiscal 2011 was primarily due to the impact of discrete tax items. The provision for income taxes for the second quarter of fiscal 2011 included favorable discrete tax items which resulted in lowering our effective tax rate by approximately 4%. These items consisted of $6 million related to the reinstatement of the federal R&D tax credit in December 2010 retroactive to January 1, 2010, a $7 million reduction in the state tax credits valuation reserve, a $0.5 million tax benefit from the increase in Irish deferred taxes as a result of the increase in the Irish manufacturing tax rate from 10% to 12.5% and a net $10.8 million tax benefit related to the settlement with the Appellate Division of the Internal Revenue Service of certain tax matters for the fiscal 2004 through fiscal 2007 tax years. The provision for income taxes for the second quarter of fiscal 2012 did not include the benefit of these discrete tax items. In addition, our effective tax rate for the first six months of fiscal 2011 included a benefit related to the application of the U.S. federal research and development tax credit. This credit expired in December 2011 and therefore was only available for two months of the first six months of fiscal 2012. The provision for the first six months of fiscal 2012 included $1.5 million of tax expense related to the write-off of deferred tax assets for share-based compensation, which consequently increased the effective tax rate by approximately 1%.

We expect our effective tax rate, excluding discrete tax items, to be approximately 22.4% for the remainder of fiscal 2012.

Income from Continuing Operations, net of tax

	Three Months Ended				Six Months Ended
	May 5, 2012	April 30, 2011	$ Change	% Change	May 5, 2012	April 30, 2011	$ Change	% Change
Income from continuing operations, net of tax	$162,899	$241,826	$(78,927)	(33)%	$302,281	$457,432	$(155,151)	(34)%
Income from continuing operations, net of tax, as a % of revenue	24.1%	30.6%			22.8%	30.1%
Diluted EPS from continuing operations	$0.53	$0.78			$0.99	$1.48

The year-over-year decrease in net income from continuing operations in the second quarter of fiscal 2012 was primarily a result of the $85.6 million decrease in operating income from continuing operations offset by a lower provision for income taxes in the second quarter of 2012.

The year-over-year decrease in net income from continuing operations in the six months ended May 5, 2012 was primarily a result of the $161.6 million decrease in operating income from continuing operations offset by lower provision for income taxes in the first six months of fiscal 2012.

Discontinued Operations

Six Months Ended April 30, 2011
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

We are planning for revenue in the third quarter of fiscal 2012 to increase by approximately 1% to 4% from the second quarter of fiscal 2012. Our plan is for gross margin for the third quarter of fiscal 2012 to increase by approximately 50 basis points from the second quarter of fiscal 2012 and for operating expenses to be approximately $231 million. As a result, we are planning for diluted earnings per share from continuing operations to be in the range of $0.54 to $0.58 in the third quarter of fiscal 2012.

Liquidity and Capital Resources

At May 5, 2012, our principal source of liquidity was $3,752.6 million of cash and cash equivalents and short-term investments, of which approximately $1,085.9 million was held in the United States. The balance of our cash and cash equivalents and short-term investments was held outside the United States in various foreign subsidiaries. As we intend to reinvest certain of our foreign earnings indefinitely, this cash held outside the United States is not available to meet certain of our cash requirements in the United States, including for cash dividends and common stock repurchases. Our cash and cash equivalents consist of highly liquid investments with maturities of three months or less at the time of acquisition and our short-term investments consist primarily of liquid money market funds and corporate obligations, such as commercial paper and floating rate notes, bonds and bank time deposits. We maintain these balances with high credit quality counterparties, continually monitor the amount of credit exposure to any one issuer and diversify our investments in order to minimize our credit risk.

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

	Six Months Ended
	May 5, 2012	April 30, 2011	$ Change	% Change
Net cash provided by operating activities	$440,780	$413,389	$27,391	7%
Net cash provided by operations as a % of Revenue	33.3%	27.2%

At May 5, 2012, cash and cash equivalents totaled $695.1 million. The primary sources of funds for the first six months of fiscal 2012 were net cash generated from operating activities of $440.8 million. In addition, we received $87.4 million in net proceeds from employee stock option exercises. The principal uses of funds for the first six months of fiscal 2012 were the repurchase of approximately 3.2 million shares of our common stock for an aggregate of $122.4 million, dividend payments of $163.8 million, principal payments of $19.3 million related to our $145 million term loan facility, additions to property, plant and equipment of $55.4 million and payments of $24.2 million for the acquisition of Multigig. In addition, we paid $871.3 million for the net purchase of available-for-sale short term investments. These factors contributed to the net decrease in cash and cash equivalents of $710.0 million in the first six months of fiscal 2012.

Working Capital

	May 5, 2012	October 29, 2011	$ Change	% Change
Accounts receivable	$330,282	$348,416	$(18,134)	(5)%
Days sales outstanding	45	44
Inventory	$303,742	$295,081	$8,661	3%
Days cost of sales in inventory	118	105

The decrease in accounts receivable was primarily the result of lower revenue in the final month of the second quarter of fiscal 2012 compared to the final month of the fourth quarter of fiscal 2011. Days sales outstanding increased as a result of higher product shipments in the final month of the second quarter of fiscal 2012 compared to the final month of the fourth quarter of fiscal 2011.

Inventory as of May 5, 2012 increased slightly as compared to the end of the fourth quarter of fiscal 2011 as a result of an increase in manufacturing production to support anticipated higher sales demand. Days cost of sales in inventory increased primarily due to lower manufacturing costs as a result of decreased production, which resulted in cost of sales decreasing 8% from the fourth quarter of fiscal 2011 to the second quarter of fiscal 2012 while inventory levels increased by 3% for the same period.

Current liabilities increased to $558.6 million at May 5, 2012, an increase of $33.6 million, or 6%, from $525.0 million at the end of fiscal 2011. This increase was primarily due to an increase in income taxes payable as a result of an increase in our effective tax rate from the fourth quarter of fiscal 2011, an increase in accounts payable and an increase in deferred income on shipments to distributors, net, which is more fully described below. These decreases were partially offset by a decrease in accrued liabilities primarily as a result of lower variable compensation expense.

As of May 5, 2012 and October 29, 2011, we had gross deferred revenue of $311.6 million and $309.6 million, respectively, and gross deferred cost of sales of $67.5 million and $76.4 million, respectively. Deferred income on shipments to distributors increased by approximately $10.9 million in the first six months of fiscal 2012 as a result of our shipments to our distributors exceeding the distributors’ sales to their customers during the same time period. Sales to distributors are made under agreements that allow distributors to receive price-adjustment credits and to return qualifying products for credit, as determined by us, in order to reduce the amounts of slow-moving, discontinued or obsolete product from their inventory. Given the uncertainties associated with the levels of price-adjustment credits to be granted to distributors, the sales price to the distributors is not fixed or determinable until the distributors resell the products to their customers. Therefore, we defer revenue recognition from sales to distributors until the distributors have sold the products to their customers. The amount of price-adjustments is dependent on future overall market conditions, and therefore the levels of these adjustments could fluctuate significantly from period to period. To the extent that we experience a significant increase in the amount of credits we issue to our distributors, there could be a material impact on the ultimate revenue and gross margin recognized relating to these transactions.

Debt

As of May 5, 2012 we had $862.5 million in debt outstanding, of which $14.5 million was current. Our debt obligations consist of the following:

$375 million aggregate principal amount of 5.0% senior unsecured notes

On June 30, 2009, we issued $375 million aggregate principal amount of 5.0% senior unsecured notes due July 1, 2014 (the 5.0% Notes) with semi-annual fixed interest payments due on January 1 and July 1 of each year, commencing January 1, 2010. We swapped the fixed interest portion of these notes for a variable interest rate based on the three-month LIBOR plus 2.05%. The variable interest payments based on the variable annual rate are payable quarterly. The LIBOR based rate is set quarterly three months prior to the date of the interest payment. In the second quarter of fiscal 2012, we terminated the interest rate swap agreement. We received $19.8 million in cash proceeds from the swap termination, which included $1.3 million in accrued interest. The proceeds, net of interest received, are disclosed in cash flows from financing activities in the consolidated statements of cash flows. As a result of the termination the carrying value of the 5% Notes was adjusted for the change in fair value of the interest component of the debt up to the date of the termination of the swap in an amount equal to the fair value of the swap, and will be amortized to earnings as a reduction of interest expense over the remaining life of the debt. This amortization is reflected in the consolidated statements of cash flows within operating activities

$145 million term loan facility

On December 22, 2010, Analog Devices Holdings B.V., our wholly owned subsidiary entered into a credit agreement with Bank of America, N.A., London Branch as administrative agent. The credit agreement provides for a $145 million term loan facility, which matures on December 22, 2013. We have guaranteed the borrower’s obligations. The terms of the agreement provide for a three-year principal amortization schedule with $3.6 million payable quarterly every March, June, September and December with the balance payable upon the maturity date.

$375 million aggregate principal amount of 3.0% senior unsecured notes

On April 4, 2011, we issued $375 million aggregate principal amount of 3.0% senior unsecured notes due April 15, 2016 (the 3.0% Notes) with semi-annual fixed interest payments due on April 15 and October 15 of each year, commencing October 15, 2011.

The indenture governing the 5.0% Notes and 3.0% Notes contains covenants that may limit our ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of our assets to, any other party. As of May 5, 2012, we were compliant with these covenants. The terms of the $145 million term loan facility include limitations on subsidiary indebtedness and on liens against our assets and the assets of our subsidiaries, and also include financial covenants that require us to maintain a minimum interest coverage ratio and not exceed a maximum leverage ratio. As of May 5, 2012, we were compliant with these covenants. See Note 13, Debt, of the Notes to our Condensed Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q for further information on our outstanding debt.

Revolving Credit Facility

We have a five-year $165 million unsecured revolving credit facility that expires in May 2013. To date, we have not borrowed under this credit facility but we may borrow in the future and use the proceeds for support of commercial paper issuance, stock repurchases, dividend payments, acquisitions, capital expenditures, working capital and other lawful corporate purposes. The terms of this facility also include financial covenants that require us to maintain a minimum interest coverage ratio and not exceed a maximum leverage ratio. As of May 5, 2012, we were compliant with these covenants.

Stock Repurchase Program

Our common stock repurchase program has been in place since August 2004. In the aggregate, our Board of Directors has authorized us to repurchase $5 billion of our common stock under the program. Under the program, we may repurchase outstanding shares of our common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized under the program. As of May 5, 2012, we had repurchased a total of approximately 128.2 million shares of our common stock for approximately $4,400.9 million under this program. As of May 5, 2012, an additional $599.1 million worth of shares remains available for repurchase under the current authorized program. The repurchased shares are held as authorized but unissued shares of common stock. We also from time to time repurchase shares in settlement of employee tax withholding obligations due upon the vesting of restricted stock units or the exercise of stock options, or in certain limited circumstances to satisfy the exercise price of options granted to our employees under our equity compensation plans. Any future common stock repurchases will be based on several factors, including our financial performance, outlook, liquidity and the amount of cash we have available in the United States.

Capital Expenditures

Net additions to property, plant and equipment were $55.4 million in the first six months of fiscal 2012 and were funded with a combination of cash on hand and cash generated from operations. We expect capital expenditures to be approximately $140 million in fiscal 2012 to be used primarily in our manufacturing facilities and to be funded with a combination of cash on hand and cash generated from operations.

Dividends

On May 21, 2012, our Board of Directors declared a cash dividend of $0.30 per outstanding share of common stock. The dividend will be paid on June 12, 2012 to all shareholders of record at the close of business on June 1, 2012 and is expected to total approximately $89.5 million. We currently expect quarterly dividends to continue at $0.30 per share, although they remain subject to determination and declaration by our Board of Directors. The payment of future dividends, if any, will be based on several factors, including our financial performance, outlook and liquidity.

Contractual Obligations

In the second quarter of fiscal 2012, we terminated our interest rate swap agreement related to our outstanding 5.0% senior unsecured notes. As a result of the termination, the amounts previously reflected as “payments due under interest rate swap agreements” in the contractual obligations table contained in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended October 29, 2011 are no longer due.

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

There have not been any other material changes during the first six months of fiscal 2012 to the amounts presented in the table summarizing our contractual obligations included in our Annual Report on Form 10-K for the fiscal year ended October 29, 2011.

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

Critical Accounting Policies and Estimates

There were no material changes in the first six months of fiscal 2012 to the information provided under the heading “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the fiscal year ended October 29, 2011.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

In the second quarter of fiscal 2012, we terminated our interest rate swap agreement, which converted the 5.0% fixed interest rate on our $375 million 5.0% senior unsecured notes to a variable interest rate based on the three-month LIBOR plus 2.05%. As a result of the termination, we are no longer exposed to interest rate risk associated with the swap.

There were no other material changes in the first six months of fiscal 2012 to the information provided under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” set forth in our Annual Report on Form 10-K for the year ended October 29, 2011.

ITEM 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of May 5, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of May 5, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in Internal Control over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended May 5, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There is significant uncertainty regarding the stability of global credit and financial markets, exacerbated by the downgrades of credit ratings of the United States and several European countries and the ongoing European debt crisis. These economic uncertainties make it difficult for us to accurately forecast and plan our future business activities. High unemployment rates, continued weakness in commercial and residential real estate markets and the tightening of credit by financial institutions may lead consumers and businesses to postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders for our products. The continuing European debt crisis could cause the value of the Euro to deteriorate, thus reducing the purchasing power of our European customers. In addition, financial difficulties experienced by our suppliers or distributors could result in product delays, increased accounts receivable defaults and inventory challenges. During the past few years, many governments adopted stimulus or spending programs designed to ease the economic impact of the crisis. Some of our businesses benefited from these stimulus programs and as these programs conclude, those businesses could be negatively impacted. If economic conditions deteriorate, we may record additional charges relating to restructuring costs or the impairment of assets and our business and results of operations could be materially and adversely affected.

Our future revenue, gross margins, operating results and net income are difficult to predict and may materially fluctuate.

Our future revenue, gross margins, operating results and net income are difficult to predict and may be materially affected by a number of factors, including:

•	the effects of adverse economic conditions in the United States and international markets;

•	changes in customer demand for our products and for end products that incorporate our products;

•	our ability to effectively manage our cost structure in both the short term and over a longer duration;

•	the timing of new product announcements or introductions by us, our customers or our competitors;

•	competitive pricing pressures;

•	fluctuations in manufacturing yields, adequate availability of wafers and other raw materials, and manufacturing, assembly and test capacity;

•	the ability of our third-party suppliers, subcontractors and manufacturers to supply us with sufficient quantities of raw materials, products and/or components;

•	any significant decline in our backlog;

•	the timing, delay or cancellation of significant customer orders and our ability to manage inventory;

•	our ability to hire, retain and motivate adequate numbers of engineers and other qualified employees to meet the demands of our customers;

•	changes in geographic, product or customer mix;

•	our ability to utilize our manufacturing facilities at efficient levels;

•	potential significant litigation-related costs;

•	the difficulties inherent in forecasting future operating expense levels, including with respect to costs associated with labor, utilities, transportation and raw materials;

•	the costs related to compliance with increasing worldwide environmental regulations;

•	changes in our effective tax rates in the United States, Ireland or worldwide; and

•	the effects of public health emergencies, natural disasters, widespread travel disruptions, security risks, terrorist activities, international conflicts and other events beyond our control.

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

A number of factors may increase our future effective tax rate, including: increases in tax rates in various jurisdictions; variation in the jurisdictions in which profits are earned and taxed; the resolution of issues arising from tax audits with various tax authorities; changes in the valuation of our deferred tax assets and liabilities; adjustments to income taxes upon finalization of various tax returns; increases in expenses not deductible for tax purposes, including executive compensation subject to the limitations of Section 162(m) of the Internal Revenue Code and amortization of assets acquired in connection with strategic transactions; the lack of sufficient excess tax benefits (credits) in our additional paid in capital (APIC) pool in situations where our realized tax deductions for certain stock-based compensation awards are less than those originally anticipated; changes in available tax credits; and changes in tax laws or the interpretation of such tax laws. Any significant increase in our future effective tax rates could adversely impact our net income during future periods.

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

We rely, and plan to continue to rely, on suppliers, assembly and test subcontractors, and third-party wafer fabricators to supply most of our wafers that can be manufactured using industry-standard submicron processes. This reliance involves several risks, including reduced control over availability, capacity utilization, delivery schedules, manufacturing yields, and costs. We currently source approximately 50% of our wafer requirements annually from third-party wafer fabrication foundries, primarily Taiwan Semiconductor Manufacturing Company, or TSMC. In addition, these suppliers often provide manufacturing services to our competitors and therefore periods of increased industry demand may result in capacity constraints. In certain instances, the third-party supplier is the sole source of highly specialized processing services. If our suppliers are unable or unwilling to manufacture and deliver components to us on the time schedule and of the quality or quantity that we require or provide us with required manufacturing processes, we may be forced to seek to engage additional or replacement suppliers, which could result in additional expenses and delays in product development or shipment of product to our customers. If replacement suppliers or manufacturing processes are not available, we may also experience delays in product development or shipment which could, in turn, result in the temporary or permanent loss of customers.

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

Semiconductor products are highly complex and may contain defects when they are first introduced or as new versions are developed. We generally warrant our products to our customers for one year from the date title passes from us. We invest significant resources in the testing of our products; however, if any of our products contain defects, we may be required to incur additional development and remediation costs, pursuant to warranty and indemnification provisions in our customer contracts and purchase orders. These problems may divert our technical and other resources from other product development efforts and could result in claims against us by our customers or others, including liability for costs associated with product recalls, which may adversely impact our operating results. We may also be subject to customer indemnity claims. Our customers have on occasion been sued, and may in the future be sued, by third parties alleging infringement of intellectual property rights, or damages resulting from use of our products. Those customers may seek indemnification from us under the terms and conditions of our sales contracts with them. In certain cases, our potential indemnification liability may be significant. If any of our products contains defects, or has reliability, quality or compatibility problems, our reputation may be damaged, which could make it more difficult for us to sell our products to existing and prospective customers and could adversely affect our operating results.

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

Our success depends, in part, on our ability to protect our intellectual property. We primarily rely on patent, mask work, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies and processes. Despite our efforts to protect our intellectual property, it is possible that competitors or other unauthorized third parties may obtain, copy, use or disclose our technologies, products and processes. Moreover, the laws of foreign countries in which we design, manufacture, market and sell our products may afford little or no effective protection of our proprietary intellectual property. We may also be subject to security breaches caused by computer viruses, illegal break-ins or hacking, sabotage, acts of vandalism by third parties or terrorism. Our security measures or those of our third party service providers may not detect or prevent such security breaches. Any such compromise of our information security could result in unauthorized access to our confidential business or proprietary information.

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

We have significant operations and manufacturing facilities outside the United States, including in Ireland and the Philippines. Over 70% of our revenue is derived from customers in international markets. Although we engage in hedging transactions to reduce our exposure to currency exchange rate fluctuations, there can be no assurance that our competitive position will not be adversely affected by changes in the exchange rate of the United States dollar against other currencies. Potential interest rate increases, as well as high energy costs, could have an adverse impact on industrial and consumer spending patterns and could adversely impact demand for our products. At May 5, 2012, our principal source of liquidity was

$3,752.6 million of cash and cash equivalents and short-term investments, of which approximately $1,085.9 million was held in the United States and the remaining balance was held outside the United States in various foreign subsidiaries. As we intend to reinvest certain of our foreign earnings indefinitely, this cash held outside the United States is not readily available to meet certain of our cash requirements in the United States. We require a substantial amount of cash in the United States for operating requirements, stock repurchases, cash dividends and acquisitions. If we are unable to address our U.S. cash requirements through operations, through borrowings under our current credit facility, through future debt or equity offerings or from other sources of cash obtained at an acceptable cost, it may be necessary for us to consider repatriation of earnings that are permanently reinvested, and we may be required to pay additional taxes under current tax laws, which could have a material effect on our results of operations and financial condition.

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

We expect to continue to expand our business and operations in China. Our success in the Chinese markets may be adversely affected by China’s continuously evolving laws and regulations, including those relating to taxation, import and export tariffs, currency controls, environmental regulations, indigenous innovation, and intellectual property rights and enforcement of those rights. Enforcement of existing laws or agreements may be inconsistent. In addition, changes in the political environment, governmental policies or U.S.-China relations could result in revisions to laws or regulations or their interpretation and enforcement, exposure of our proprietary intellectual property, increased taxation, restrictions on imports, import duties or currency revaluations, which could have an adverse effect on our business plans and operating results.

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

We are subject to increasingly strict environmental, health and safety (EHS) regulations, which could increase our expenses and affect our operating results.

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

New climate change laws and regulations could require us to change our manufacturing processes or obtain substitute materials that may cost more or be less available for our manufacturing operations. In addition, new restrictions on emissions of carbon dioxide or other greenhouse gases could result in significant costs for us. The Commonwealth of Massachusetts has adopted greenhouse gas regulations, and the U.S. Congress may pass federal greenhouse gas legislation in the future. The

U.S. Environmental Protection Agency (EPA) has issued greenhouse gas reporting regulations that may apply to certain of our operations. The EPA is developing other climate change-based regulations, as are certain states, that also may increase our expenses and adversely affect our operating results. We expect increased worldwide regulatory activity relating to climate change in the future. Compliance with these laws and regulations has not had a material impact on our capital expenditures, earnings, financial condition or competitive position. There is no assurance that the cost to comply with current or future EHS laws and regulations will not exceed our estimates or adversely affect our financial condition or results of operations. Additionally, any failure by us to comply with applicable EHS requirements or contractual obligations could result in penalties, civil and criminal fines, suspension of or changes to production, legal liability and damage to our reputation.

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

The market price of our common stock has been volatile in the past and may be volatile in the future, as it may be significantly affected by the following factors:

•	crises in global credit, debt and financial markets;

•	actual or anticipated fluctuations in our revenue and operating results;

•	changes in financial estimates by securities analysts or our failure to perform in line with those estimates or our published guidance;

•	changes in market valuations of other semiconductor companies;

•	announcements by us or our competitors of significant new products, technical innovations, material transactions, acquisitions or dispositions, litigation or capital commitments;

•	departures of key personnel;

•	actual or perceived noncompliance with corporate responsibility or ethics standards by us or any of our employees, officers or directors; and

•	negative media publicity targeting us or our suppliers, customers or competitors.

The stock market has historically experienced volatility, especially within the semiconductor industry, that often has been unrelated to the performance of particular companies. These market fluctuations may cause our stock price to fall regardless of our operating results.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
February 5, 2012 through March 3, 2012	539,991	$39.50	537,579	$621,802,751
March 4, 2012 through March 31, 2012	367,883	$39.42	367,122	$607,299,099
April 1, 2012 through May 5, 2012	210,417	$38.90	210,417	$599,113,665

Total	1,118,291	$39.36	1,115,118	$599,113,665

(a)	Includes 3,173 shares paid to us by employees to satisfy employee tax obligations upon vesting of restricted stock units granted to our employees under our equity compensation plans.
(b)	The average price paid per share of stock repurchased under the stock repurchase program includes the commissions paid to the brokers.
(c)	Shares repurchased pursuant to the stock repurchase program publicly announced on August 12, 2004. In the aggregate, our Board of Directors has authorized us to repurchase $5 billion of our common stock. Under the repurchase program, we may repurchase outstanding shares of our common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.

ITEM 6.	Exhibits

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANALOG DEVICES, INC.

Date: May 22, 2012	By:	/S/ JERALD G. FISHMAN
Jerald G. Fishman
President and
Chief Executive Officer
(Principal Executive Officer)

Date: May 22, 2012	By:	/S/ DAVID A. ZINSNER
David A. Zinsner
Vice President, Finance
and Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

10.1†	Form of Employee Retention Agreement.

10.2†	Form of Global Non-Qualified Stock Option Agreement for Employees for usage under the Company’s 2006 Stock Incentive Plan.

10.3†	Form of Global Restricted Stock Unit Agreement for Employees for usage under the Company’s 2006 Stock Incentive Plan.

10.4†	Amended and Restated 2006 Stock Incentive Plan of Analog Devices, Inc.

31.1†	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

31.2†	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

32.1†	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).

32.2†	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer).

101.INS	XBRL Instance Document.**

101.SCH	XBRL Schema Document.**

101.CAL	XBRL Calculation Linkbase Document.**

101.LAB	XBRL Labels Linkbase Document.**

101.PRE	XBRL Presentation Linkbase Document.**

101.DEF	XBRL Definition Linkbase Document.**

†	Filed or furnished herewith.

**	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and six months ended May 5, 2012 and April 30, 2011, (ii) Condensed Consolidated Balance Sheets at May 5, 2012 and October 29, 2011, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended May 5, 2012 and April 30, 2011 and (iv) Notes to Condensed Consolidated Financial Statements.