Form 10-Q
period 2012-08-04
ANALOG DEVICES INC
filed 2012-08-21
CIK 6281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 4, 2012
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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐    NO  ☑
As of August 4, 2012 there were 298,905,593 shares of common stock of the registrant, $0.16 2/3 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ANALOG DEVICES, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (thousands, except per share amounts)

	Three Months Ended
	August 4, 2012	July 30, 2011
Revenue	$683,026	$757,902
Cost of sales (1)	235,152	248,262
Gross margin	447,874	509,640
Operating expenses:
Research and development (1)	129,694	128,476
Selling, marketing, general and administrative (1)	99,873	102,323
Special charge	5,836	—
	235,403	230,799
Operating income	212,471	278,841
Nonoperating (income) expense:
Interest expense	6,459	6,159
Interest income	(3,506)	(2,395)
Other, net	49	206
	3,002	3,970
Income before income taxes	209,469	274,871
Provision for income taxes	39,701	54,936
Net income	$169,768	$219,935
Shares used to compute earnings per share – basic	298,445	299,616
Shares used to compute earnings per share – diluted	305,359	308,744
Basic earnings per share	$0.57	$0.73
Diluted earnings per share	$0.56	$0.71
Dividends declared and paid per share	$0.30	$0.25
(1) Includes stock-based compensation expense as follows:
Cost of sales	$1,871	$1,811
Research and development	$5,999	$5,877
Selling, marketing, general and administrative	$5,921	$5,622
See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(thousands, except per share amounts)

	Nine Months Ended
	August 4, 2012	July 30, 2011
Revenue	$2,006,178	$2,277,186
Cost of sales (1)	708,459	751,159
Gross margin	1,297,719	1,526,027
Operating expenses:
Research and development (1)	381,609	381,681
Selling, marketing, general and administrative (1)	298,910	307,613
Special charge	8,431	—
	688,950	689,294
Operating income from continuing operations	608,769	836,733
Nonoperating (income) expense:
Interest expense	20,031	13,067
Interest income	(10,821)	(6,877)
Other, net	(1,450)	96
	7,760	6,286
Income from continuing operations before income taxes	601,009	830,447
Provision for income taxes	128,960	153,080
Income from continuing operations, net of tax	472,049	677,367
Gain on sale of discontinued operations, net of tax	—	6,500
Net income	$472,049	$683,867
Shares used to compute earnings per share – basic	298,121	299,586
Shares used to compute earnings per share – diluted	305,604	309,070
Basic earnings per share from continuing operations	$1.58	$2.26
Basic earnings per share	$1.58	$2.28
Diluted earnings per share from continuing operations	$1.54	$2.19
Diluted earnings per share	$1.54	$2.21
Dividends declared and paid per share	$0.85	$0.69
(1) Includes stock-based compensation expense as follows:
Cost of sales	$5,349	$5,459
Research and development	$17,046	$17,256
Selling, marketing, general and administrative	$16,828	$16,091
See accompanying notes.

ANALOG DEVICES, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (thousands, except share amounts)

	August 4, 2012	October 29, 2011
Assets
Cash and cash equivalents	$462,149	$1,405,100
Short-term investments	3,302,896	2,187,362
Accounts receivable, net	345,795	348,416
Inventory (1):
Raw materials	26,891	28,085
Work in process	184,326	170,398
Finished goods	100,862	96,598
	312,079	295,081
Deferred tax assets	83,919	82,171
Prepaid income tax	9,386	22,002
Prepaid expenses and other current assets	45,061	46,216
Total current assets	4,561,285	4,386,348
Property, plant and equipment, at cost:
Land and buildings	442,871	430,453
Machinery and equipment	1,670,221	1,606,150
Office equipment	50,442	51,960
Leasehold improvements	47,930	48,338
	2,211,464	2,136,901
Less accumulated depreciation and amortization	1,720,883	1,658,062
Net property, plant and equipment	490,581	478,839
Deferred compensation plan investments	27,799	26,410
Other investments	1,816	2,951
Goodwill	279,363	275,087
Intangible assets, net	28,827	12,200
Deferred tax assets	31,480	37,645
Other assets	35,471	58,155
Total other assets	404,756	412,448
	$5,456,622	$5,277,635

(1)	Includes $2,361 and $2,431 related to stock-based compensation at August 4, 2012 and October 29, 2011, respectively.
See accompanying notes.

ANALOG DEVICES, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (thousands, except share amounts) (continued)

	August 4, 2012	October 29, 2011
Liabilities and Shareholders’ Equity
Accounts payable	$113,391	$113,056
Deferred income on shipments to distributors, net	246,674	233,249
Income taxes payable	6,249	6,584
Current portion of long-term debt	14,500	14,500
Accrued liabilities	127,728	157,616
Total current liabilities	508,542	525,005
Long-term debt	842,540	871,876
Deferred income taxes	1,524	1,260
Deferred compensation plan liability	27,799	26,428
Other non-current liabilities	47,611	57,653
Total non-current liabilities	919,474	957,217
Commitments and contingencies
Shareholders’ Equity
Preferred stock, $1.00 par value, 471,934 shares authorized, none outstanding	—	—
Common stock, $0.16 2/3 par value, 1,200,000,000 shares authorized, 298,905,593 shares issued and outstanding (297,960,718 on October 29, 2011)	49,819	49,661
Capital in excess of par value	312,487	289,587
Retained earnings	3,701,054	3,482,334
Accumulated other comprehensive loss	(34,754)	(26,169)
Total shareholders’ equity	4,028,606	3,795,413
	$5,456,622	$5,277,635

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(thousands)

	Nine Months Ended
	August 4, 2012	July 30, 2011
Cash flows from operating activities:
Net income	$472,049	$683,867
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	82,221	88,092
Amortization of intangibles	74	1,079
Stock-based compensation expense	39,223	38,806
Gain on sale of business	—	(6,500)
Gain on sale of investments	(1,231)	—
Excess tax benefit-stock options	(9,552)	(37,296)
Deferred income taxes	(4,105)	(6,989)
Non-cash portion of special charge	219	—
Other non-cash activity	(1,770)	1,185
Changes in operating assets and liabilities	1,367	(91,875)
Total adjustments	106,446	(13,498)
Net cash provided by operating activities	578,495	670,369
Cash flows from investing activities:
Purchases of short-term available-for-sale investments	(6,282,724)	(3,132,633)
Maturities of short-term available-for-sale investments	4,829,822	2,334,311
Sales of short-term available-for-sale investments	337,905	259,385
Proceeds from the sale of investments	1,506	—
Proceeds related to sale of businesses	—	10,000
Additions to property, plant and equipment	(94,665)	(96,665)
Payments for acquisitions, net of cash acquired	(24,158)	(13,988)
Increase in other assets	(915)	(6,683)
Net cash used for investing activities	(1,233,229)	(646,273)
Cash flows from financing activities:
Proceeds from long-term debt	—	515,507
Early termination of swap agreements	18,520	—
Term loan repayments	(22,875)	(24,767)
Dividend payments to shareholders	(253,329)	(206,802)
Repurchase of common stock	(139,741)	(247,440)
Net proceeds from employee stock plans	110,728	189,239
Contingent consideration payment	(1,991)	—
(Decrease) increase in other financing activities	(6,744)	365
Excess tax benefit-stock options	9,552	37,296
Net cash (used for) provided by financing activities	(285,880)	263,398
Effect of exchange rate changes on cash	(2,337)	327
Net (decrease) increase in cash and cash equivalents	(942,951)	287,821
Cash and cash equivalents at beginning of period	1,405,100	1,070,000
Cash and cash equivalents at end of period	$462,149	$1,357,821
See accompanying notes.

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED AUGUST 4, 2012
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
Certain amounts reported in previous years have been reclassified to conform to the fiscal 2012 presentation. Such reclassified amounts are immaterial. The Company has a 52-53 week fiscal year that ends on the Saturday closest to the last day in October. Fiscal 2012 is a 53-week fiscal year and fiscal 2011 was a 52-week fiscal year. The additional week in fiscal 2012 was included in the first quarter ended February 4, 2012. Therefore, the first nine months of fiscal 2012 included an additional week of operations as compared to the first nine months of fiscal 2011.

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
As of August 4, 2012 and October 29, 2011, the Company had gross deferred revenue of $312.0 million and $309.6 million, respectively, and gross deferred cost of sales of $65.3 million and $76.4 million, respectively. Deferred income on shipments to distributors increased in the first nine months of fiscal 2012 as a result of the Company’s shipments to its distributors exceeding the distributors’ sales to their customers during the same time period and a mix shift in favor of higher margin products in the channel.
Shipping costs are charged to cost of sales as incurred.
The Company generally offers a 12-month warranty for its products. The Company’s warranty policy provides for replacement of the defective product. Specific accruals are recorded for known product warranty issues. Product warranty expenses during the three- and nine-month periods ended August 4, 2012 and July 30, 2011 were not material.

Note 3 – Stock-Based Compensation

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
Information pertaining to the Company’s stock option awards and the related estimated weighted-average assumptions to calculate the fair value of stock options granted during the three- and nine-month periods ended August 4, 2012 and July 30, 2011 are as follows:

	Three Months Ended		Nine Months Ended
Stock Options	August 4, 2012	July 30, 2011	August 4, 2012	July 30, 2011
Options granted (in thousands)	36	20	2,263	1,980
Weighted-average exercise price	$36.24	$38.50	$39.65	$37.61
Weighted-average grant-date fair value	$6.73	$7.91	$7.49	$8.62
Assumptions:
Weighted-average expected volatility	30.2%	28.2%	28.6%	29.2%
Weighted-average expected term (in years)	5.3	5.3	5.3	5.3
Weighted-average risk-free interest rate	0.6%	1.7%	1.1%	2.1%
Weighted-average expected dividend yield	3.3%	2.6%	3.0%	2.3%
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
Stock-Based Compensation Expense
The amount of stock-based compensation expense recognized during a period is based on the value of the awards that are ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock-based award. Based on an analysis of its historical forfeitures, the Company has applied an annual forfeiture rate of 4.4% to all unvested stock-based awards as of August 4, 2012. The rate of 4.4% represents the portion that is expected to be forfeited each year over the vesting period. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those options that vest.
Additional paid-in-capital (APIC) Pool
The APIC pool represents the excess tax benefits related to share-based compensation that are available to absorb future tax deficiencies. If the amount of future tax deficiencies is greater than the available APIC pool, the Company records the excess as income tax expense in its condensed consolidated statements of income. During the three- and nine-month periods ended July 30, 2011, the Company had a sufficient APIC pool to provide for any tax deficiencies recorded and as a result, these deficiencies did not affect its results of operations. During the three-month period ended February 4, 2012, the Company recognized $1.8 million of income tax expense resulting from tax shortfalls related to share-based compensation in its condensed consolidated statement of income. During the three-month periods ended May 5, 2012 and August 4, 2012, the Company recorded excess tax benefits of $0.3 million and $3.9 million, respectively. The Company applied these excess tax benefits to the income tax expense previously recorded during the three-month period ended February 4, 2012, resulting in no income tax expense related to share-based compensation for the nine month period ended August 4, 2012.
Stock-Based Compensation Activity
A summary of the activity under the Company’s stock option plans as of August 4, 2012 and changes during the three- and nine-month periods then ended is presented below:

Activity during the Three Months Ended August 4, 2012	Options Outstanding (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding May 5, 2012	30,438	$30.88
Options granted	36	$36.24
Options exercised	(1,023)	$22.95
Options forfeited	(70)	$28.49
Options expired	(48)	$36.45
Options outstanding at August 4, 2012	29,333	$31.16	4.7	$262,212
Options exercisable at August 4, 2012	18,019	$31.52	3.7	$157,897
Options vested or expected to vest at August 4, 2012 (1)	28,816	$31.09	4.6	$259,656

(1)
In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

Activity during the Nine Months Ended August 4, 2012	Options Outstanding (in thousands)	Weighted- Average Exercise Price Per Share
Options outstanding October 29, 2011	34,116	$30.27
Options granted	2,263	$39.65
Options exercised	(4,553)	$24.43
Options forfeited	(358)	$27.82
Options expired	(2,135)	$40.94
Options outstanding at August 4, 2012	29,333	$31.16
During the three and nine months ended August 4, 2012, the total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $15.6 million and $64.9 million, respectively, and the total amount of proceeds received by the Company from exercise of these options was $23.5 million and $111.3 million, respectively. Proceeds from stock option exercises pursuant to employee stock plans in the Company’s statement of cash flows during the nine months ended August 4, 2012 of $110.7 million are net of the value of shares surrendered by employees in certain limited circumstances to satisfy the exercise price of options and employee tax obligations upon vesting of restricted stock units and in connection with the exercise of stock options granted to the Company’s employees under the Company’s equity compensation plans. The withholding amount is based on the Company’s minimum statutory withholding requirement.
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
A summary of the Company’s restricted stock unit award activity as of August 4, 2012 and changes during the three- and nine-month periods then ended is presented below:

Activity during the Three Months Ended August 4, 2012	Restricted Stock Units Outstanding (in thousands)	Weighted- Average Grant- Date Fair Value Per Share
Restricted stock units outstanding at May 5, 2012	2,830	$32.71
Units granted	39	$34.10
Restrictions lapsed	(16)	$27.24
Forfeited	(16)	$32.65
Restricted stock units outstanding at August 4, 2012	2,837	$32.76

Activity during the Nine Months Ended August 4, 2012	Restricted Stock Units Outstanding (in thousands)	Weighted- Average Grant- Date Fair Value Per Share
Restricted stock units outstanding at October 29, 2011	2,088	$31.10
Units granted	882	$36.10
Restrictions lapsed	(63)	$27.57
Forfeited	(70)	$29.89
Restricted stock units outstanding at August 4, 2012	2,837	$32.76

As of August 4, 2012, there was $94.8 million of total unrecognized compensation cost related to unvested share-based awards comprised of stock options and restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.4 years. The total grant-date fair value of shares that vested during the three and nine months ended August 4, 2012 was approximately $0.6 million and $27.4 million, respectively. The total grant-date fair value of shares that vested during the three and nine months ended July 30, 2011 was approximately $0.4 million and $27.4 million, respectively.

Note 4 – Comprehensive Income
Components of comprehensive income include net income and certain transactions that have generally been reported in the consolidated statement of shareholders’ equity and consist of the following:

	Three Months Ended
	August 4, 2012	July 30, 2011
Net income	$169,768	$219,935
Foreign currency translation adjustments	(2,045)	1,455
Change in unrealized holding gains (losses) (net of taxes of $319 and $17, respectively) on securities classified as short-term investments	1,334	(113)
Change in unrealized holding losses (net of taxes of $0 and $62, respectively) on securities classified as other investments	—	(116)
Change in unrealized losses (net of taxes of $344 and $783, respectively) on derivative instruments designated as cash flow hedges	(2,062)	(5,155)
Pension plans
Transition obligation	—	(2)
Net actuarial gain	1,240	980
Other comprehensive loss	(1,533)	(2,951)
Comprehensive income	$168,235	$216,984

	Nine Months Ended
	August 4, 2012	July 30, 2011
Income from continuing operations, net of tax	$472,049	$677,367
Foreign currency translation adjustments	(5,686)	7,614
Change in unrealized holding gains (net of taxes of $90 and $1, respectively) on securities classified as short-term investments	447	11
Change in unrealized holding (losses) gains (net of taxes of $300 and $1, respectively) on securities classified as other investments	(558)	1
Change in unrealized losses (net of taxes of $757 and $334, respectively) on derivative instruments designated as cash flow hedges	(5,168)	(2,512)
Pension plans
Transition obligation	(1)	(4)
Net actuarial gain (loss)	2,381	(1,175)
Other comprehensive (loss) gain	(8,585)	3,935
Comprehensive income from continuing operations	463,464	681,302
Gain on sale of discontinued operations, net of tax	—	6,500
Comprehensive income	$463,464	$687,802
The components of accumulated other comprehensive loss, net of tax, at August 4, 2012 and October 29, 2011 consisted of the following:

	August 4, 2012	October 29, 2011
Foreign currency translation adjustment	$(7,724)	$(2,038)
Unrealized gains on available-for-sale securities	346	695
Unrealized losses on available-for-sale securities	(403)	(641)
Unrealized (losses) gains on derivative instruments	(3,481)	1,687
Pension plans
Transition obligation	(118)	(117)
Net actuarial loss	(23,374)	(25,755)
Total accumulated other comprehensive loss	$(34,754)	$(26,169)
The aggregate fair value of investments with unrealized losses as of August 4, 2012 and October 29, 2011 was $1,357.5 million and $1,899.4 million, respectively. These unrealized losses were primarily related to commercial paper that earns lower interest rates than current market rates. None of these investments have been in a loss position for more than twelve months.
Unrealized gains and losses on available-for-sale securities classified as short-term investments at August 4, 2012 and October 29, 2011 are as follows:

	August 4, 2012	October 29, 2011
Unrealized gains on securities classified as short-term investments	$450	$22
Unrealized losses on securities classified as short-term investments	(491)	(600)
Net unrealized losses on securities classified as short-term investments	$(41)	$(578)
Realized gains or losses on investments are determined based on the specific identification basis and are recognized in nonoperating (income) expense. Gross realized gains of approximately $1.3 million and gross realized losses of approximately $0.1 million on sales of available-for-sale investments were recognized in the nine-month period ended August 4, 2012. There were no material net realized gains or losses from the sales of available-for-sale investments during any other of the fiscal periods presented.

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

	Three Months Ended
	August 4, 2012	July 30, 2011
Net Income	$169,768	$219,935
Basic shares:
Weighted-average shares outstanding	298,445	299,616
Earnings per share Basic:	$0.57	$0.73
Diluted shares:
Weighted-average shares outstanding	298,445	299,616
Assumed exercise of common stock equivalents	6,914	9,128
Weighted-average common and common equivalent shares	305,359	308,744
Earnings per share Diluted:	$0.56	$0.71
Weighted average anti-dilutive shares related to:
Outstanding stock options	8,829	4,820

	Nine Months Ended
	August 4, 2012	July 30, 2011
Income from continuing operations, net of tax	$472,049	$677,367
Gain on sale of discontinued operations, net of tax	—	6,500
Net income	$472,049	$683,867
Basic shares:
Weighted-average shares outstanding	298,121	299,586
Earnings per share-basic:
Income from continuing operations, net of tax	$1.58	$2.26
Gain on sale of discontinued operations, net of tax	—	0.02
Net income	$1.58	$2.28
Diluted shares:
Weighted-average shares outstanding	298,121	299,586
Assumed exercise of common stock equivalents	7,483	9,484
Weighted-average common and common equivalent shares	305,604	309,070
Earnings per share-diluted:
Income from continuing operations, net of tax	$1.54	$2.19
Gain on sale of discontinued operations, net of tax	—	0.02
Net income	$1.54	$2.21
Weighted average anti-dilutive shares related to:
Outstanding stock options	6,565	5,942

Note 6 – Special Charges
The Company monitors global macroeconomic conditions on an ongoing basis, and continues to assess opportunities for improved operational effectiveness and efficiency and better alignment of expenses with revenues. As a result of these assessments, the Company has undertaken various restructuring actions over the past several years. These actions are described below.
The following tables display the special charges taken for ongoing actions and a roll-forward from October 29, 2011 to August 4, 2012 of the employee separation and exit cost accruals established related to these actions.

	Reduction of Operating Costs
Statement of Income	2008	2009	2010	2011	2012
Workforce reductions	$1,627	$26,583	$10,908	$2,239	$7,966
Facility closure costs	—	2,411	—	—	186
Non-cash impairment charge	—	839	487	—	219
Other items	—	500	24	—	60
Total Charges	$1,627	$30,333	$11,419	$2,239	$8,431

Accrued Restructuring	Reduction of Operating Costs
Balance at October 29, 2011	$3,876
First quarter fiscal 2012 special charges	2,595
Severance payments	(1,359)
Balance at February 4, 2012	$5,112
Severance payments	(2,760)
Balance at May 5, 2012	$2,352
Third quarter fiscal 2012 special charges	5,836
Severance payments	(3,043)
Facility closure costs	(128)
Non-cash impairment charge	(219)
Effect of foreign currency on accrual	3
Balance at August 4, 2012	$4,801
Reduction of Operating Costs
During fiscal 2008 through fiscal 2010, the Company recorded special charges of approximately $43.3 million. These special charges included: $39.1 million for severance and fringe benefit costs in accordance with its ongoing benefit plan or statutory requirements at foreign locations for 245 manufacturing employees and 470 engineering and selling, marketing, general and administrative (SMG&A) employees; $2.1 million for lease obligation costs for facilities that the Company ceased using during the first quarter of fiscal 2009; $0.8 million for the write-off of property, plant and equipment; $0.5 million for contract termination costs and $0.3 million for clean-up and closure costs that were expensed as incurred; and $0.5 million related to the impairment of intellectual property. The Company terminated the employment of all employees associated with these actions.
During fiscal 2011, the Company recorded a special charge of approximately $2.2 million for severance and fringe benefit costs in accordance with its ongoing benefit plan or statutory requirements at foreign locations for 25 engineering and SMG&A employees. As of August 4, 2012, the Company employed 2 of the 25 employees included in this cost reduction action. These employees must continue to be employed by the Company until their employment is involuntarily terminated in order to receive the severance benefit.
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
During the third quarter of fiscal 2012, the Company recorded a special charge of approximately $5.8 million. The special charge included $5.4 million for severance and fringe benefits costs in accordance with its ongoing benefit plan or statutory requirements at foreign locations for 61 manufacturing, engineering and SMG&A employees; $0.2 million for lease obligation costs for facilities that the Company ceased using during the third quarter of fiscal 2012 and $0.2 million for the write-off of property, plant and equipment. As of August 4, 2012, the Company employed 25 of the 61 employees included in this cost reduction action. These employees must continue to be employed by the Company until their employment is involuntarily terminated in order to receive the severance benefit.

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

	Three Months Ended			Three Months Ended
	August 4, 2012			July 30, 2011
	Revenue	% of Revenue	Y/Y%	Revenue	% of Revenue*
Industrial	$322,295	47%	(12)%	$367,511	48%
Automotive	114,655	17%	12%	102,160	13%
Consumer	108,905	16%	(19)%	134,771	18%
Communications	137,171	20%	(11)%	153,460	20%
Total revenue	$683,026	100%	(10)%	$757,902	100%
* The sum of the individual percentages does not equal the total due to rounding.

	Nine Months Ended			Nine Months Ended
	August 4, 2012			July 30, 2011
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Industrial	$935,054	47%	(15)%	$1,094,316	48%
Automotive	353,232	18%	16%	304,620	13%
Consumer	333,049	17%	(20)%	415,056	18%
Communications	384,843	19%	(17)%	463,194	20%
Total revenue	$2,006,178	100%	(12)%	$2,277,186	100%
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

	Three Months Ended			Three Months Ended
	August 4, 2012			July 30, 2011
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Converters	$299,594	44%	(11)%	$337,239	44%
Amplifiers / Radio frequency	180,939	26%	(8)%	197,447	26%
Other analog	98,269	14%	(8)%	106,702	14%
Subtotal analog signal processing	578,802	85%	(10)%	641,388	85%
Power management & reference	45,401	7%	(17)%	54,957	7%
Total analog products	$624,203	91%	(10)%	$696,345	92%
Digital signal processing	58,823	9%	(4)%	61,557	8%
Total revenue	$683,026	100%	(10)%	$757,902	100%
* The sum of the individual percentages does not equal the total due to rounding.

	Nine Months Ended			Nine Months Ended
	August 4, 2012			July 30, 2011
	Revenue	% of Revenue	Y/Y%	Revenue	% of Revenue*
Converters	$884,771	44%	(13)%	$1,020,194	45%
Amplifiers / Radio frequency	523,208	26%	(14)%	605,593	27%
Other analog	285,293	14%	(8)%	309,146	14%
Subtotal analog signal processing	1,693,272	84%	(12)%	1,934,933	85%
Power management & reference	136,326	7%	(17)%	164,442	7%
Total analog products	$1,829,598	91%	(13)%	$2,099,375	92%
Digital signal processing	176,580	9%	(1)%	177,811	8%
Total revenue	$2,006,178	100%	(12)%	$2,277,186	100%
* The sum of the individual percentages does not equal the total due to rounding.

Revenue Trends by Geographic Region
During the second quarter of fiscal 2012, the Company revised its method for classifying revenue by geographic region to more accurately reflect the primary location of our customers’ design activity for our products. Prior periods have been reclassified to align with this definition. In general, the prior classification method reflected the customers’ manufacturing location or the distributors’ stocking territory. No changes have been made to the Company’s revenue recognition policy. Revenue by geographic region for the three- and nine-month periods ended August 4, 2012 and July 30, 2011 was as follows:

	Three Months Ended		Nine Months Ended
Region	August 4, 2012	July 30, 2011	August 4, 2012	July 30, 2011
United States	$202,080	$218,447	$590,155	$659,094
Rest of North and South America	25,268	33,816	87,533	112,032
Europe	216,809	245,917	640,102	738,718
Japan	87,169	96,730	254,195	292,010
China	89,616	98,865	254,597	282,993
Rest of Asia	62,084	64,127	179,596	192,339
Total revenue	$683,026	$757,902	$2,006,178	$2,277,186
In the three- and nine-month periods ended August 4, 2012 and July 30, 2011, the predominant countries comprising “Rest of North and South America” are Canada and Mexico; the predominant countries comprising “Europe” are Germany, Sweden, France and the United Kingdom; and the predominant countries comprising “Rest of Asia” are Taiwan and South Korea.

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
The tables below set forth by level the Company’s financial assets and liabilities, excluding accrued interest components that were accounted for at fair value on a recurring basis as of August 4, 2012 and October 29, 2011. The tables exclude cash on hand and assets and liabilities that are measured at historical cost or any basis other than fair value. As of August 4, 2012 and October 29, 2011, the Company held $154.5 million and $31.6 million, respectively, of cash and held-to-maturity investments that were excluded from the tables below.

	August 4, 2012
	Fair Value measurement at Reporting Date using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents:
Available-for-sale:
Institutional money market funds	$110,313	$—	$—	$110,313
Corporate obligations (1)	—	310,329	—	310,329
Short - term investments:
Available-for-sale:
Securities with one year or less to maturity:
Corporate obligations (1)	—	2,745,579	—	2,745,579
Floating rate notes, issued at par	—	210,068	—	210,068
Floating rate notes (1)	—	167,773	—	167,773
Securities with greater than one year to maturity:
Floating rate notes, issued at par		50,002		50,002
Floating rate notes (1)	—	16,522	—	16,522
Other assets:
Deferred compensation investments	27,850	—	—	27,850
Total assets measured at fair value	$138,163	$3,500,273	$—	$3,638,436
Liabilities
Forward foreign currency exchange contracts (2)	$—	$4,031	$—	$4,031
Contingent consideration	—	—	12,316	12,316
Total liabilities measured at fair value	$—	$4,031	$12,316	$16,347

(1)	The amortized cost of the Company’s investments classified as available-for-sale as of August 4, 2012 was $3,242.5 million.

(2)
The Company has a master netting arrangement by counterparty with respect to derivative contracts. As of August 4, 2012, contracts in an asset position of $1.1 million were netted against contracts in a liability position in the condensed consolidated balance sheet.

	October 29, 2011
	Fair Value measurement at Reporting Date using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents:
Available-for-sale:
Institutional money market funds	$1,278,121	$—	$—	$1,278,121
Corporate obligations (1)	—	95,948	—	95,948
Short - term investments:
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
The following table summarizes the change in the fair value of the contingent consideration measured using significant unobservable inputs (Level 3) as of October 29, 2011 and August 4, 2012:

Contingent Consideration
Balance as of October 30, 2010	$—
Contingent consideration liability recorded	13,790
Fair value adjustment (1)	183
Balance as of October 29, 2011	$13,973
Payment made (2)	(2,000)
Fair value adjustment (1)	343
Balance as of August 4, 2012	$12,316

(1)	Recorded in research and development expense in the condensed consolidated statements of income.

(2)
The payment is reflected in the statements of cash flows as cash used in financing activities related to the liability recognized at fair value as of the acquisition date and as cash provided by operating activities related to the fair value adjustments previously recognized in earnings.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis
On June 30, 2009, the Company issued $375.0 million aggregate principal amount of 5.0% senior unsecured notes due July 1, 2014 (the 5.0% Notes) with semi-annual fixed interest payments due on January 1 and July 1 of each year, commencing January 1, 2010 . Based on quotes received from third-party banks, the fair value of the 5.0% Notes as of August 4, 2012 was $405.7 million and is classified as a Level 1 measurement according to the fair value hierarchy.
On April 4, 2011, the Company issued $375.0 million aggregate principal amount of 3.0% senior unsecured notes due April 15, 2016 (the 3.0% Notes) with semi-annual fixed interest payments due on April 15 and October 15 of each year, commencing October 15, 2011. Based on quotes received from third-party banks, the fair value of the 3.0% Notes as of August 4, 2012 and October 29, 2011 was $403.9 million and $392.8 million, respectively and is classified as a Level 1 measurement according to the fair value hierarchy.

Note 9 – Derivatives
Foreign Exchange Exposure Management — The Company enters into forward foreign currency exchange contracts to offset certain operational and balance sheet exposures from the impact of changes in foreign currency exchange rates. Such exposures result from the portion of the Company’s operations, assets and liabilities that are denominated in currencies other than the U.S. dollar, primarily the Euro; other significant exposures include the Philippine Peso and the British Pound. These foreign currency exchange contracts are entered into to support transactions made in the normal course of business, and accordingly, are not speculative in nature. The contracts are for periods consistent with the terms of the underlying transactions, generally one year or less. Hedges related to anticipated transactions are designated and documented at the inception of the respective hedges as cash flow hedges and are evaluated for effectiveness monthly. Derivative instruments are employed to eliminate or minimize certain foreign currency exposures that can be confidently identified and quantified. As the terms of the contract and the underlying transaction are matched at inception, forward contract effectiveness is calculated by comparing the change in fair value of the contract to the change in the forward value of the anticipated transaction, with the effective portion of the gain or loss on the derivative instrument reported as a component of accumulated other comprehensive (loss) income (OCI) in shareholders’ equity and reclassified into earnings in the same period during which the hedged transaction affects earnings. Any residual change in fair value of the instruments, or ineffectiveness, is recognized immediately in other (income) expense. Additionally, the Company enters into forward foreign currency contracts that economically hedge the gains and losses generated by the re-measurement of certain recorded assets and liabilities in a non-functional currency. Changes in the fair value of these undesignated hedges are recognized in other (income) expense immediately as an offset to the changes in the fair value of the asset or liability being hedged. As of August 4, 2012 and October 29, 2011, the total notional amount of these undesignated hedges was $28.7 million and $41.2 million, respectively. The fair value of these hedging instruments in the Company’s condensed consolidated balance sheets as of August 4, 2012 and October 29, 2011 was immaterial.
Interest Rate Exposure Management — On June 30, 2009, the Company entered into interest rate swap transactions related to its outstanding 5.0% senior unsecured notes where the Company swapped the notional amount of its $375.0 million of fixed rate debt at 5.0% into floating interest rate debt through July 1, 2014. Under the terms of the swaps, the Company would (i) receive on the $375.0 million notional amount a 5.0% annual interest payment that is paid in two installments on the 1st business day of every January and July, commencing January 1, 2010 through and ending on the maturity date; and (ii) pay on the $375.0 million notional amount an annual three months LIBOR plus 2.05% interest payment, payable in four installments on the 1st business day of every January, April, July and October, commencing on October 1, 2009 and ending on the maturity date. The LIBOR-based rate was set quarterly three months prior to the date of the interest payment. The Company designated these swaps as fair value hedges. The fair value of the swaps at inception was zero and subsequent changes in the fair value of the interest rate swaps were reflected in the carrying value of the interest rate swaps on the balance sheet. The carrying value of the debt on the balance sheet was adjusted by an equal and offsetting amount. The gain or loss on the hedged item (that is, the fixed-rate borrowings) attributable to the hedged benchmark interest rate risk and the offsetting gain or loss on the related interest rate swaps for the nine-month periods ended August 4, 2012 and July 30, 2011 were as follows:

Statement of income classification	August 4, 2012			July 30, 2011
	Loss on Swaps	Gain on Note	Net Income Effect	Loss on Swaps	Gain on Note	Net Income Effect
Other income	$(769)	$769	$—	$(4,182)	$4,182	$—
The amounts earned and owed under the swap agreements were accrued each period and were reported in interest expense. There was no ineffectiveness recognized in any of the periods presented. In the second quarter of fiscal 2012, the Company terminated the interest rate swap agreement. The Company received $19.8 million in cash proceeds from the swap termination, which included $1.3 million in accrued interest. The proceeds, net of interest received, are disclosed in cash flows from financing activities in the consolidated statements of cash flows. As a result of the termination the carrying value of the 5.0% Notes was adjusted for the change in the fair value of the interest component of the debt up to the date of the termination of the swap in an amount equal to the fair value of the swap, and will be amortized to earnings as a reduction of interest expense over the remaining life of the debt. This amortization is reflected in the consolidated statements of cash flows within operating activities.
The market risk associated with the Company’s derivative instruments results from currency exchange rate or interest rate movements that are expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. The counterparties to the agreements relating to the Company’s derivative instruments consist of a number of major international financial institutions with high credit ratings. Based on the credit ratings of the Company’s counterparties as of August 4, 2012, nonperformance is not perceived to be a significant risk. Furthermore, none of the Company’s derivatives are subject to collateral or other security arrangements and none contain provisions that are dependent on the Company’s credit ratings from any credit rating agency. While the contract or notional amounts of derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of the Company’s exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of counterparties to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparties’ obligations under the contracts exceed the obligations of the Company to the counterparties. As a result of the above considerations, the Company does not consider the risk of counterparty default to be significant.

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
The total notional amounts of derivative instruments designated as hedging instruments was $147.5 million and $153.7 million, respectively, of cash flow hedges denominated in Euros, British Pounds, Philippine Pesos and Japanese Yen as of August 4, 2012 and October 29, 2011, respectively. The Company also had $375.0 million of interest rate swap agreements accounted for as fair value hedges as of October 29, 2011. The fair values of these hedging instruments in the Company’s condensed consolidated balance sheets as of August 4, 2012 and October 29, 2011 were as follows:

		Fair Value At
	Balance Sheet Location	August 4, 2012	October 29, 2011
Interest rate swap agreements	Other assets	$—	$22,187
Forward foreign currency exchange contracts	Prepaid expenses and other current assets	$—	$2,038
	Accrued liabilities	$4,039	$—
The effect of derivative instruments designated as cash flow hedges on the condensed consolidated statements of income for the three- and nine-month periods ended August 4, 2012 and July 30, 2011 were as follows:

	Three Months Ended
	August 4, 2012	July 30, 2011
Loss recognized in OCI on derivatives (net of tax of $862 in 2012 and $351 in 2011)	$(5,161)	$(2,311)
Loss (gain) reclassified from OCI into income (net of tax of $517 in 2012 and $432 in 2011)	$3,099	$(2,844)

	Nine Months Ended
	August 4, 2012	July 30, 2011
(Loss) gain recognized in OCI on derivatives (net of tax of $1,807 in 2012 and $693 in 2011)	$(11,805)	$4,344
Loss (gain) reclassified from OCI into income (net of tax of $1,049 in 2012 and $1,027 in 2011)	$6,637	$(6,856)
The amounts reclassified into earnings before tax are recognized in cost of sales and operating expenses for the three- and nine-month periods ended August 4, 2012 and July 30, 2011 were as follows:

	Three Months Ended
	August 4, 2012	July 30, 2011
Cost of sales	$1,390	$1,535
Research and development	$978	$833
Selling, marketing, general and administrative	$1,248	$908

	Nine Months Ended
	August 4, 2012	July 30, 2011
Cost of sales	$2,912	$3,784
Research and development	$2,071	$2,029
Selling, marketing, general and administrative	$2,703	$2,070
All derivative gains and losses included in OCI will be reclassified into earnings within the next 12 months. There was no ineffectiveness in the three- and nine-month periods ended August 4, 2012 and July 30, 2011.

Note 10 – Goodwill and Intangible Assets
Goodwill
The Company annually evaluates goodwill for impairment as well as whenever events or changes in circumstances suggest that the carrying value of goodwill may not be recoverable. The Company tests goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis on the first day of the fourth quarter (on or about August 1) or more frequently if indicators of impairment exist. For the Company’s latest annual impairment assessment that occurred on July 31, 2011, the Company identified its reporting units to be its five operating segments, which meet the aggregation criteria for one reportable segment. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company determines the fair value of its reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. No impairment of goodwill resulted in any of the fiscal years presented. The Company’s next annual impairment assessment will be performed as of the first day of the fourth quarter of fiscal 2012. The following table presents the changes in goodwill during the first nine months of fiscal 2012:

Nine Months Ended
August 4, 2012
Balance at beginning of period	$275,087
Acquisition of Multigig (Note 16)	6,878
Foreign currency translation adjustment	(2,602)
Balance at end of period	$279,363
Intangible Assets
The Company reviews finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of assets may not be recoverable. Recoverability of these assets is measured by comparison of their carrying value to future undiscounted cash flows the assets are expected to generate over their remaining economic lives. If such assets are considered to be impaired, the impairment to be recognized in earnings equals the amount by which the carrying value of the assets exceeds their fair value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. As of October 29, 2011, the Company’s finite-lived intangible assets were fully amortized. As of August 4, 2012, the Company’s finite-lived intangible assets consisted of the following which related to the acquisition of Multigig, Inc. (Note 16):

	August 4, 2012
	Gross Carrying Amount	Accumulated Amortization
Technology-based	$1,100	$74
Amortization expense related to finite-lived intangible assets was immaterial for the three- and nine-month periods ended August 4, 2012 and was $0.3 million and $1.1 million for the three- and nine-month periods ended July 30, 2011, respectively. The remaining amortization expense will be recognized over a weighted-average period of approximately 2.5 years.

The Company expects annual amortization expense for intangible assets to be:

Fiscal Year	Amortization Expense
Remaining of fiscal year 2012	$55
2013	$220
2014	$220
2015	$220
2016	$220
2017	$92
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

Indefinite-lived intangible assets consisted of $27.8 million and $12.2 million of IPR&D as of August 4, 2012 and October 29, 2011, respectively.

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
Net periodic pension cost of non-U.S. plans is presented in the following table:

	Three Months Ended
	August 4, 2012	July 30, 2011
Service cost	$1,938	$2,340
Interest cost	2,648	2,916
Expected return on plan assets	(2,547)	(2,797)
Amortization of initial net obligation	5	4
Amortization of net loss	89	417
Net periodic pension cost	$2,133	$2,880

	Nine Months Ended
	August 4, 2012	July 30, 2011
Service cost	$5,926	$6,872
Interest cost	8,185	8,544
Expected return on plan assets	(7,857)	(8,202)
Amortization of initial net obligation	15	12
Amortization of net loss	269	1,221
Net periodic pension cost	$6,538	$8,447

Pension contributions of $3.5 million and $9.1 million were made by the Company during the three and nine months ended August 4, 2012, respectively. The Company presently anticipates contributing an additional $1.1 million to fund its defined benefit pension plans in fiscal year 2012 for a total of $10.2 million.

Note 12 – Revolving Credit Facility
As of August 4, 2012, the Company had $3,765.0 million of cash and cash equivalents and short-term investments, of which $1,007.3 million was held in the United States. The balance of the Company’s cash and cash equivalents and short-term investments was held outside the United States in various foreign subsidiaries. As the Company intends to reinvest certain of its foreign earnings indefinitely, this cash is not available to meet certain of the Company’s cash requirements in the United States, including for cash dividends and common stock repurchases. The Company entered into a five-year, $165.0 million unsecured revolving credit facility with certain institutional lenders in May 2008. To date, the Company has not borrowed under this credit facility but the Company may borrow in the future and use the proceeds for support of commercial paper issuance, stock repurchases, dividend payments, acquisitions, capital expenditures, working capital and other lawful corporate purposes. Any advances under this credit agreement will accrue interest at rates that are equal to LIBOR plus a margin that is based on the Company’s leverage ratio. The terms of the facility impose restrictions on the Company’s ability to undertake certain transactions, to create certain liens on assets and to incur certain subsidiary indebtedness. The terms of this facility also include financial covenants that require the Company to maintain a minimum interest coverage ratio and not exceed a maximum leverage ratio. As of August 4, 2012, the Company was compliant with these covenants.

Note 13 – Debt
On June 30, 2009, the Company issued $375.0 million aggregate principal amount of 5.0% senior unsecured notes due July 1, 2014 (the 5.0% Notes) with semi-annual fixed interest payments due on January 1 and July 1 of each year, commencing January 1, 2010. The sale of the 5.0% Notes was made pursuant to the terms of an underwriting agreement dated June 25, 2009 between the Company and Credit Suisse Securities (USA) LLC, as representative of the several underwriters named therein. The net proceeds of the offering were $370.4 million, after issuing at a discount and deducting expenses, underwriting discounts and commissions, which will be amortized over the term of the 5.0% Notes. The indenture governing the 5.0% Notes contains covenants that may limit the Company’s ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of its assets to, any other party. As of August 4, 2012, the Company was compliant with these covenants. The notes are subordinated to any future secured debt and to the other liabilities of the Company’s subsidiaries.
On June 30, 2009, the Company entered into interest rate swap transactions where the Company swapped the notional amount of its $375.0 million of fixed rate debt at 5.0% into floating interest rate debt through July 1, 2014. Under the terms of the swaps, the Company would (i) receive on the $375.0 million notional amount a 5.0% annual interest payment that is paid in two installments on the 1st business day of every January and July, commencing January 1, 2010 through and ending on the maturity date; and (ii) pay on the $375.0 million notional amount an annual three month LIBOR plus 2.05% interest payment, payable in four installments on the 1st business day of every January, April, July and October, commencing on October 1, 2009 and ending on the maturity date. The LIBOR-based rate was set quarterly three months prior to the date of the interest payment. The Company designated these swaps as fair value hedges. The changes in the fair value of the interest rate swaps were reflected in the carrying value of the interest rate swaps in other assets on the balance sheet. The carrying value of the debt on the balance sheet was adjusted by an equal and offsetting amount. In the second quarter of fiscal 2012, the Company terminated the interest rate swap agreement. The Company received $19.8 million in cash proceeds from the swap termination, which included $1.3 million in accrued interest. The proceeds, net of interest received, are disclosed in cash flows from financing activities in the consolidated statements of cash flows. As a result of the termination, the carrying value of the 5.0% Notes was adjusted for the change in the fair value of the interest component of the debt up to the date of the termination of the swap in an amount equal to the fair value of the swap, and will be amortized to earnings as a reduction of interest expense over the remaining life of the debt. This amortization is reflected in the consolidated statements of cash flows within operating activities.
On December 22, 2010, Analog Devices Holdings B.V., a wholly owned subsidiary of the Company, entered into a credit agreement with Bank of America, N.A., London Branch as administrative agent. The borrower’s obligations are guaranteed by the Company. The credit agreement provides for a term loan facility of $145.0 million, which matures on December 22, 2013. The terms of the agreement provide for a three year principal amortization schedule with $3.6 million payable quarterly every March, June, September and December with the balance payable upon the maturity date. During the third quarter of fiscal 2011, the Company made an additional principal payment of $17.5 million. During the first quarter of fiscal 2012, the Company made an additional principal payment of $12.0 million. The loan will bear interest at a fluctuating rate for each period equal to the LIBOR rate corresponding with the tenor of the interest period plus a spread of 1.25% (1.72% as of August 4, 2012). The terms of this facility include limitations on subsidiary indebtedness and on liens against the assets of the Company and its subsidiaries, and also include financial covenants that require the Company to maintain a minimum interest coverage ratio and not exceed a maximum leverage ratio. As of August 4, 2012, the Company was compliant with these covenants. As of

August 4, 2012, $14.5 million of this debt was classified as short-term.
On April 4, 2011, the Company issued $375.0 million aggregate principal amount of 3.0% senior unsecured notes due April 15, 2016 (the 3.0% Notes) with semi-annual fixed interest payments due on April 15 and October 15 of each year, commencing October 15, 2011. The sale of the 3.0% Notes was made pursuant to the terms of an underwriting agreement dated March 30, 2011 between the Company and Credit Suisse Securities (USA) LLC and Merrill Lynch, Pierce, Fenner and Smith Incorporated, as representative of the several underwriters named therein. The net proceeds of the offering were $370.5 million, after issuing at a discount and deducting expenses, underwriting discounts and commissions, which will be amortized over the term of the 3.0% Notes. The indenture governing the 3.0% Notes contains covenants that may limit the Company’s ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of its assets to, any other party. As of August 4, 2012, the Company was compliant with these covenants. The notes are subordinated to any future secured debt and to the other liabilities of the Company’s subsidiaries.
The Company’s principal payments related to its long-term debt obligations are as follows: $3.6 million remaining in fiscal year 2012; $14.5 million in fiscal year 2013; $450.6 million in fiscal year 2014; and $375.0 million in fiscal year 2016.

Note 14 – Common Stock Repurchase
The Company’s common stock repurchase program has been in place since August 2004. In the aggregate, the Board of Directors has authorized the Company to repurchase $5.0 billion of the Company’s common stock under the program. Under the program, the Company may repurchase outstanding shares of its common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of the Company’s Board of Directors, the repurchase program will expire when the Company has repurchased all shares authorized under the program. As of August 4, 2012, the Company had repurchased a total of approximately 128.6 million shares of its common stock for approximately $4,418.2 million under this program. An additional $581.8 million remains available for repurchase of shares under the current authorized program. The repurchased shares are held as authorized but unissued shares of common stock. Any future common stock repurchases will be dependent upon several factors, including the amount of cash available to the Company in the United States and the Company’s financial performance, outlook and liquidity. The Company also from time to time repurchases shares in settlement of employee tax withholding obligations due upon the vesting of restricted stock units, or in certain limited circumstances to satisfy the exercise price of options granted to the Company’s employees under the Company’s equity compensation plans.

Note 15 – Discontinued Operations
In September 2007, the Company entered into a definitive agreement to sell its Baseband Chipset Business to MediaTek Inc. The decision to sell the Baseband Chipset Business was due to the Company’s decision to focus its resources in areas where its signal processing expertise can provide unique capabilities and earn superior returns. During fiscal 2008, the Company completed the sale of its Baseband Chipset Business for net cash proceeds of $269.0 million. The Company made cash payments of $1.7 million during fiscal 2009 related to retention payments for employees who transferred to MediaTek Inc. and for the reimbursement of intellectual property license fees incurred by MediaTek. During fiscal 2010, the Company received cash proceeds of $62.0 million as a result of the receipt of a refundable withholding tax and also recorded an additional gain on sale of $0.3 million, or $0.2 million net of tax, due to the settlement of certain items at less than the amounts accrued. In fiscal 2011, additional proceeds of $10.0 million were released from escrow and $6.5 million, net of tax, was recorded as additional gain from the sale of discontinued operations. The Company does not expect any additional proceeds from this sale.
The following amounts related to the Baseband Chipset Business have been segregated from continuing operations and reported as discontinued operations.

Nine Months Ended
July 30, 2011
Gain on sale of discontinued operations before income taxes	$10,000
Provision for income taxes	3,500
Gain on sale of discontinued operations, net of tax	$6,500

Note 16 – Acquisitions
On March 30, 2012, the Company acquired privately-held Multigig, Inc. (Multigig) of San Jose, California. The acquisition of Multigig is expected to enhance the Company’s clocking capabilities in stand-alone and embedded applications and strengthen the Company’s high speed signal processing solutions. The acquisition-date fair value of the consideration transferred totaled $26.8 million, which consisted of $24.2 million in initial cash payments at closing and an additional $2.6 million subject to an indemnification holdback that is payable within 15 months of the transaction date, which is included in accrued liabilities in the condensed consolidated balance sheet as of August 4, 2012. During the third quarter of fiscal 2012, we reduced this holdback amount by $0.1 million as a result of indemnification claims made by the Company. The Company’s assessment of fair value to the tangible and intangible assets acquired and liabilities assumed was based on their estimated fair values at the date of acquisition, resulting in the recognition of $15.6 million of IPR&D, $1.1 million of developed technology, $7.0 million of goodwill and $3.1 million of net deferred tax assets. The goodwill recognized is attributable to future technologies that have yet to be determined as well as the assembled workforce of Multigig. Future technologies do not meet the criteria for recognition separately from goodwill because they are a part of future development and growth of the business. None of the goodwill is expected to be deductible for tax purposes. The acquisition accounting is not complete and adjustments may be recorded to deferred tax assets in future periods due to the evaluation of net operating loss carryforwards. In addition, the Company will be obligated to pay royalties to the Multigig employees on revenue recognized from the sale of certain Multigig products through the earlier of 5 years or the aggregate maximum payment of $1.0 million. Royalty payments to Multigig employees require post-acquisition services to be rendered and, as such, the Company will record these amounts as compensation expense in the related periods. As of August 4, 2012, no royalty payments have been made. The Company recognized $0.5 million of acquisition-related costs that were expensed in the second quarter of fiscal 2012, which were included in operating expenses in the condensed consolidated statement of income.
On June 9, 2011, the Company acquired privately-held Lyric Semiconductor, Inc. (Lyric) of Cambridge, Massachusetts. The acquisition of Lyric gives the Company the potential to achieve significant improvement in power efficiency in mixed signal processing. The acquisition-date fair value of the consideration transferred totaled $27.8 million, which consisted of $14.0 million in initial cash payments at closing and contingent consideration of up to $13.8 million. The contingent consideration arrangement requires additional cash payments to the former equity holders of Lyric upon the achievement of certain technological and product development milestones payable during the period from June 2011 through June 2016. The Company estimated the fair value of the contingent consideration arrangement utilizing the income approach. Changes in the fair value of the contingent consideration subsequent to the acquisition date primarily driven by assumptions pertaining to the achievement of the defined milestones will be recognized in operating income in the period of the estimated fair value change. As of August 4, 2012, the Company had paid $2.0 million in contingent consideration. The payment is reflected in the statements of cash flows as cash used in financing activities related to the liability recognized at fair value as of the acquisition date and cash provided by operating activities related to the fair value adjustments previously recognized in earnings. The fair value of the remaining contingent consideration was approximately $12.3 million as of August 4, 2012, of which $7.8 million is included in accrued liabilities and $4.5 million is included in other non-current liabilities in the condensed consolidated balance sheet. The Company’s assessment of fair value to the tangible and intangible assets acquired and liabilities assumed was based on their estimated fair values at the date of acquisition, resulting in the recognition of $12.2 million of IPR&D, $18.9 million of goodwill and $3.3 million of net deferred tax liabilities. The goodwill recognized is attributable to future technologies that have yet to be determined as well as the assembled workforce of Lyric. Future technologies do not meet the criteria for recognition separately from goodwill because they are a part of future development and growth of the business. None of the goodwill is expected to be deductible for tax purposes. In addition, the Company will be obligated to pay royalties to the former equity holders of Lyric on revenue recognized from the sale of Lyric products and licenses through the earlier of 20 years or the accrual of a maximum of $25.0 million. Royalty payments to Lyric employees require post-acquisition services to be rendered and, as such, the Company will record these amounts as compensation expense in the related periods. As of August 4, 2012, no royalty payments have been made. The Company recognized $0.2 million of acquisition-related costs that were expensed in the third quarter of fiscal 2011, which were included in operating expenses in the condensed consolidated statement of income.
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

The Company has filed a petition with the Tax Court for one open matter for fiscal years 2006 and 2007 that pertains to Section 965 of the Internal Revenue Code related to the beneficial tax treatment of dividends paid from foreign owned companies under The American Jobs Creation Act. The potential liability for this adjustment is $36.5 million. The Company has concluded, based on discussions with its tax advisors that this item is not likely to result in any additional tax liability. Therefore, the Company has not recorded any additional tax liability for this issue.
All of the Company’s U.S. federal tax returns prior to fiscal year 2009 are no longer subject to examination.
All of the Company’s Ireland tax returns prior to fiscal year 2008 are no longer subject to examination.
Unrealized Tax Benefits
The following table summarizes the changes in the total amounts of unrealized tax benefits for the three and nine months ended August 4, 2012.

Balance, October 29, 2011	$9,665
Settlements with taxing authorities	(3,488)
Balance, February 4, 2012	$6,177
Settlements with taxing authorities	—
Balance, May 5, 2012	$6,177
Reductions for tax positions related to prior years	(2,681)
Balance, August 4, 2012	$3,496
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

Note 18 – New Accounting Pronouncements
Standards Implemented
Intangibles – Goodwill and Other
In December 2010, the Financial Accounting Standards Board (FASB) issued ASU No. 2010-28, Intangibles - Goodwill and Other (ASC Topic 350) (ASU No. 2010-28). ASU No. 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test only if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. ASU No. 2010-28 is effective for fiscal years that begin after December 15, 2010, which is the Company’s fiscal year 2012. The adoption of ASU No. 2010-28 in the first quarter of fiscal 2012 did not have a material impact on the Company’s financial condition and results of operations
Standards to be Implemented
Intangibles – Goodwill and Other
In July 2012, the FASB issued ASU No. 2012-02, Intangibles - Goodwill and Other (ASC Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment (ASU No. 2012-02). ASU No. 2012-02 permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles-Goodwill and Other-General Intangibles Other than Goodwill. ASU No. 2012-02 is effective for fiscal years that begin after September 15, 2012, which is the Company’s fiscal year 2013. The adoption of ASU No. 2012-02 will not impact the Company’s financial condition or results of operations.
Balance Sheet
In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities (ASU No. 2011-11). ASU No. 2011-11 amended ASC 210, Balance Sheet, to converge the presentation of offsetting assets and liabilities between U.S. GAAP and IFRS. ASU No. 2011-11 requires that entities disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. ASU No. 2011-11 is effective for fiscal years, and interim periods within those years, beginning after January 1, 2013, which is the Company’s fiscal year 2014. The adoption of ASU No. 2011-11 will require additional disclosures related to offsetting assets and liabilities but will not impact the Company’s financial condition or results of operations.
Comprehensive Income
In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (ASU No. 2011-05). ASU No. 2011-05 amended ASC 220, Comprehensive Income, to converge the presentation of comprehensive income between U.S. GAAP and IFRS. ASU No. 2011-05 requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements and requires reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement in changes of stockholders equity. ASU No. 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, which is the Company’s fiscal year 2013. Subsequently, in December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU No. 2011-12), which defers only those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments but does not affect all other requirements in ASU No. 2011-05. The adoption of ASU No. 2011-05 and ASU No. 2011-12 will affect the presentation of comprehensive income but will not impact the Company’s financial condition or results of operations.

Note 19 – Subsequent Event
On August 20, 2012, the Board of Directors of the Company declared a cash dividend of $0.30 per outstanding share of common stock. The dividend will be paid on September 12, 2012 to all shareholders of record at the close of business on August 31, 2012.

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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations, including in particular the section entitled “Outlook,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbor created under the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” and “may,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections regarding our future financial performance; our anticipated growth and trends in our businesses; our future capital needs and capital expenditures; our future market position and expected competitive changes in the marketplace for our products; our ability to pay dividends or repurchase stock; our ability to service our outstanding debt; our expected tax rate; the effect of new accounting pronouncements; and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified in Part II, Item 1A. Risk Factors and elsewhere in our Quarterly Report on Form 10-Q. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements except to the extent required by law.
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

Results of Operations
(all tabular amounts in thousands except per share amounts and percentages)
Overview

	Three Months Ended
	August 4, 2012	July 30, 2011	$ Change	% Change
Revenue	$683,026	$757,902	$(74,876)	(10)%
Gross margin %	65.6%	67.2%
Net income	$169,768	$219,935	$(50,167)	(23)%
Net income as a % of revenue	24.9%	29.0%
Diluted EPS	$0.56	$0.71	$(0.15)	(21)%

	Nine Months Ended
	August 4, 2012	July 30, 2011	$ Change	% Change
Revenue	$2,006,178	$2,277,186	$(271,008)	(12)%
Gross margin %	64.7%	67.0%
Income from continuing operations, net of tax	$472,049	$677,367	$(205,318)	(30)%
Income from continuing operations, net of tax, as a % of revenue	23.5%	29.7%
Diluted EPS from continuing operations	$1.54	$2.19	$(0.65)	(30)%
Diluted EPS	$1.54	$2.21	$(0.67)	(30)%
Fiscal 2012 is a 53-week year and fiscal 2011 was a 52-week year. The additional week in fiscal 2012 was included in the first quarter ended February 4, 2012. Therefore, the first nine months of fiscal 2012 included an additional week of operations as compared to the first nine months of fiscal 2011.

The year-to-year revenue changes by end market and product category are more fully outlined below under Revenue Trends by End Market and Revenue Trends by Product Type.
During the first nine months of fiscal 2012, our revenue decreased 12%, compared to the first nine months of fiscal 2011. Our diluted earnings per share from continuing operations decreased to $1.54 in the first nine months of fiscal 2012 compared to $2.19 in the first nine months of fiscal 2011. Cash flow from operations in the first nine months of fiscal 2012 was $578.5 million, or 29% of revenue. During the first nine months of fiscal 2012, we received $110.7 million in net proceeds from employee stock option exercises, repurchased a total of approximately 3.7 million shares of our common stock for an aggregate of $139.7 million, distributed $253.3 million to our shareholders in dividend payments, paid $22.9 million in principal payments related to our $145.0 million term loan facility, paid $94.7 million for property, plant and equipment additions and paid $24.2 million, net of cash acquired, for the acquisition of Multigig. In addition, we paid $1,115.0 million for the net purchase of available-for-sale short term investments. These factors contributed to the net decrease in cash and cash equivalents of $943.0 million in the first nine months of fiscal 2012.
The year-to-year decrease in revenue and profitability for the three and nine months ended August 4, 2012 was primarily attributable to a slowdown in orders as our customers reduced their inventory levels from the levels recorded at the end of the second quarter of fiscal 2011. In the second quarter of fiscal 2011, customers had built inventory in order to reduce the risk of supply disruptions as a result of the March 2011 earthquake and tsunami in Japan. In addition, the ongoing European debt crisis and the global credit and financial crisis caused customers to become more cautious in the first nine months of fiscal 2012. We believe that our variable cost structure and continued efforts to manage production, inventory levels and expenses helped to mitigate the effect that these lower sales levels had on our earnings.
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

	Three Months Ended			Three Months Ended
	August 4, 2012			July 30, 2011
	Revenue	% of Revenue	Y/Y%	Revenue	% of Revenue*
Industrial	$322,295	47%	(12)%	$367,511	48%
Automotive	114,655	17%	12%	102,160	13%
Consumer	108,905	16%	(19)%	134,771	18%
Communications	137,171	20%	(11)%	153,460	20%
Total revenue	$683,026	100%	(10)%	$757,902	100%
* The sum of the individual percentages does not equal the total due to rounding.

	Nine Months Ended			Nine Months Ended
	August 4, 2012			July 30, 2011
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Industrial	$935,054	47%	(15)%	$1,094,316	48%
Automotive	353,232	18%	16%	304,620	13%
Consumer	333,049	17%	(20)%	415,056	18%
Communications	384,843	19%	(17)%	463,194	20%
Total revenue	$2,006,178	100%	(12)%	$2,277,186	100%
* The sum of the individual percentages does not equal the total due to rounding.
Industrial – The year-to-year decrease in revenue in the three- and nine-month periods ended August 4, 2012 in industrial end market revenue was primarily the result of a broad-based decrease in demand in this end market. The year-to-year decrease was most significant for products sold into the industrial automation and instrumentation sectors.

Automotive – The year-to-year increase in revenue in the three- and nine-month periods ended August 4, 2012 in automotive end market revenue was primarily the result of an increase in the electronic content in automobiles, used in infotainment, and to a lesser extent in safety and power train applications and a general increase in demand by our customers.
Consumer – The year-to-year decrease in revenue in the three- and nine-month periods ended August 4, 2012 in consumer end market revenue was primarily the result of a broad-based decrease in demand for products sold in this end market.
Communications – The year-to-year decrease in revenue in the three- and nine-month periods ended August 4, 2012 in communications end market revenue was primarily the result of a broad-based decrease in demand in this end market, which was most significant for products sold into the wireless base station end market sector.
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

	Three Months Ended			Three Months Ended
	August 4, 2012			July 30, 2011
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Converters	$299,594	44%	(11)%	$337,239	44%
Amplifiers / Radio frequency	180,939	26%	(8)%	197,447	26%
Other analog	98,269	14%	(8)%	106,702	14%
Subtotal analog signal processing	578,802	85%	(10)%	641,388	85%
Power management & reference	45,401	7%	(17)%	54,957	7%
Total analog products	$624,203	91%	(10)%	$696,345	92%
Digital signal processing	58,823	9%	(4)%	61,557	8%
Total revenue	$683,026	100%	(10)%	$757,902	100%
* The sum of the individual percentages does not equal the total due to rounding.

	Nine Months Ended			Nine Months Ended
	August 4, 2012			July 30, 2011
	Revenue	% of Revenue	Y/Y%	Revenue	% of Revenue*
Converters	$884,771	44%	(13)%	$1,020,194	45%
Amplifiers / Radio frequency	523,208	26%	(14)%	605,593	27%
Other analog	285,293	14%	(8)%	309,146	14%
Subtotal analog signal processing	1,693,272	84%	(12)%	1,934,933	85%
Power management & reference	136,326	7%	(17)%	164,442	7%
Total analog products	$1,829,598	91%	(13)%	$2,099,375	92%
Digital signal processing	176,580	9%	(1)%	177,811	8%
Total revenue	$2,006,178	100%	(12)%	$2,277,186	100%
* The sum of the individual percentages does not equal the total due to rounding.

The year-to-year decrease in total revenue in the three- and nine-month periods ended August 4, 2012 was primarily the result of a broad-based decrease in demand across all product categories.

Revenue Trends by Geographic Region
During the second quarter of fiscal 2012, the Company revised its method for classifying revenue by geographic region to more accurately reflect the primary location of our customers’ design activity for our products. Prior periods have been reclassified to align with this definition. In general, the prior classification method reflected the customers’ manufacturing location or the distributors’ stocking territory. No changes have been made to the Company’s revenue recognition policy. Revenue by geographic region for the three- and nine-month periods ended August 4, 2012 and July 30, 2011 was as follows:

	Three Months Ended
Region	August 4, 2012	July 30, 2011	$ Change	% Change
United States	$202,080	$218,447	$(16,367)	(7)%
Rest of North and South America	25,268	33,816	(8,548)	(25)%
Europe	216,809	245,917	(29,108)	(12)%
Japan	87,169	96,730	(9,561)	(10)%
China	89,616	98,865	(9,249)	(9)%
Rest of Asia	62,084	64,127	(2,043)	(3)%
Total revenue	$683,026	$757,902	$(74,876)	(10)%

	Nine Months Ended
Region	August 4, 2012	July 30, 2011	$ Change	% Change
United States	$590,155	$659,094	$(68,939)	(10)%
Rest of North and South America	87,533	112,032	(24,499)	(22)%
Europe	640,102	738,718	(98,616)	(13)%
Japan	254,195	292,010	(37,815)	(13)%
China	254,597	282,993	(28,396)	(10)%
Rest of Asia	179,596	192,339	(12,743)	(7)%
Total revenue	$2,006,178	$2,277,186	$(271,008)	(12)%
In the three- and nine-month periods ended August 4, 2012 and July 30, 2011, the predominant countries comprising “Rest of North and South America” are Canada and Mexico; the predominant countries comprising “Europe” are Germany, Sweden, France and the United Kingdom; and the predominant countries comprising “Rest of Asia” are Taiwan and South Korea.
Sales decreased in all regions in the three and nine months ended August 4, 2012 as compared to the same periods of fiscal 2011 as a result of a broad-based decrease in demand.
Gross Margin

	Three Months Ended				Nine Months Ended
	August 4, 2012	July 30, 2011	$ Change	% Change	August 4, 2012	July 30, 2011	$ Change	% Change
Gross margin	$447,874	$509,640	$(61,766)	(12)%	$1,297,719	$1,526,027	$(228,308)	(15)%
Gross margin %	65.6%	67.2%			64.7%	67.0%
Gross margin percentage was lower by 160 and 230 basis points in the three and nine months ended August 4, 2012, respectively, as compared to the three and nine months ended July 30, 2011, respectively, primarily as a result of decreased operating levels in our manufacturing facilities as well as a reduced percentage of sales of our products sold into the industrial automation and instrumentation sectors of the industrial end market and the wireless base station sector of the communications end market, which earn higher margins as compared to products sold into our other end market sectors.

Research and Development (R&D)

	Three Months Ended				Nine Months Ended
	August 4, 2012	July 30, 2011	$ Change	% Change	August 4, 2012	July 30, 2011	$ Change	% Change
R&D expenses	$129,694	$128,476	$1,218	1%	$381,609	$381,681	$(72)	—%
R&D expenses as a % of revenue	19.0%	17.0%			19.0%	16.8%
R&D expenses in the three months ended August 4, 2012 increased slightly as compared to the same period of fiscal 2011 as a result of annual salary increases that became effective during the latter half of the second quarter of fiscal 2012 and a general increase in spending, partially offset by lower variable compensation expense, which is linked to our overall profitability and revenue growth.
R&D expenses in the nine months ended August 4, 2012 remained flat as compared to the same period of fiscal 2011 as lower variable compensation expense, which linked to our overall profitability and revenue growth, was offset by annual salary increases that became effective during the latter half of the second quarter of fiscal 2012 and an additional week of operations in the first quarter of fiscal 2012.
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
Selling, Marketing, General and Administrative (SMG&A)

	Three Months Ended				Nine Months Ended
	August 4, 2012	July 30, 2011	$ Change	% Change	August 4, 2012	July 30, 2011	$ Change	% Change
SMG&A expenses	$99,873	$102,323	$(2,450)	(2)%	$298,910	$307,613	$(8,703)	(3)%
SMG&A expenses as a % of revenue	14.6%	13.5%			14.9%	13.5%
SMG&A expenses in the three and nine months ended August 4, 2012 decreased as compared to the same periods of fiscal 2011 as lower variable compensation expense, which is linked to our overall profitability and revenue growth, was partially offset by annual salary increases that became effective during the latter half of the second quarter of fiscal 2012.

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
During fiscal 2008 through fiscal 2010, we recorded special charges of approximately $43.3 million. These special charges included: $39.1 million for severance and fringe benefit costs in accordance with our ongoing benefit plan or statutory requirements at foreign locations for 245 manufacturing employees and 470 engineering and SMG&A employees; $2.1 million for lease obligation costs for facilities that we ceased using during the first quarter of fiscal 2009; $0.8 million for the write-off of property, plant and equipment; $0.5 million for contract termination costs; $0.3 million for clean-up and closure costs that we expensed as incurred; and $0.5 million related to the impairment of intellectual property. This action resulted in annual cost savings of approximately $52.0 million per year. We have terminated the employment of all employees associated with these actions.
During fiscal 2011, we recorded a special charge of approximately $2.2 million. This special charge was for severance and fringe benefit costs in accordance with our ongoing benefit plan or statutory requirements at foreign locations for 25 engineering and SMG&A employees. As of August 4, 2012, we employed 2 of the 25 employees included in this cost reduction action. These employees must continue to be employed by us until their employment is involuntarily terminated in order to receive the severance benefit. We estimate this action will result in annual savings in SMG&A expenses of approximately $4.0 million once fully implemented.
During the first quarter of fiscal 2012, we recorded a special charge of approximately $2.6 million. The special charge included $2.5 million for severance and fringe benefit costs in accordance with our ongoing benefit plan or statutory requirements at foreign locations for 34 manufacturing, engineering and SMG&A employees and $0.1 million for contract termination costs. We terminated the employment of all employees associated with these actions, and we are paying amounts owed to them as income continuance. We estimate this action will result in annual savings in SMG&A expenses of approximately $4.0 million.
During the third quarter of fiscal 2012, we recorded a special charge of approximately $5.8 million. The special charge included $5.4 million for severance and fringe benefits costs in accordance with our ongoing benefit plan or statutory requirements at foreign locations for 61 manufacturing, engineering and SMG&A employees; $0.2 million for lease obligation costs for facilities that we ceased using during the third quarter of fiscal 2012 and $0.2 million for the write-off of property, plant and equipment. As of August 4, 2012, we employed 25 of the 61 employees included in this cost reduction action. These employees must continue to be employed by us until their employment is involuntarily terminated in order to receive the severance benefit. We estimate this action will result in annual savings in SMG&A expenses of approximately $8.0 million once fully implemented.

Operating Income from Continuing Operations

	Three Months Ended				Nine Months Ended
	August 4, 2012	July 30, 2011	$ Change	% Change	August 4, 2012	July 30, 2011	$ Change	% Change
Operating income from continuing operations	$212,471	$278,841	$(66,370)	(24)%	$608,769	$836,733	$(227,964)	(27)%
Operating income from continuing operations as a % of revenue	31.1%	36.8%			30.3%	36.7%
The year-over-year decrease in operating income from continuing operations in the third quarter of fiscal 2012 was primarily the result of a decrease in revenue of $74.9 million, a 160 basis point decrease in gross margin percentage, $5.8 million in special charges recorded in the third quarter of fiscal 2012 as more fully described above under the heading Special Charges—Reduction of Operating Costs. These reductions in operating income from continuing operations were partially offset by a decrease in SMG&A expenses as more fully described above under the heading Selling, Marketing, General and Administrative.
The year-over-year decrease in operating income from continuing operations in the nine months ended August 4, 2012 was primarily the result of a decrease in revenue of $271.0 million, a 230 basis point decrease in gross margin percentage and $8.4 million in special charges recorded in the first nine months of fiscal 2012 as more fully described above under the heading Special Charges—Reduction of Operating Costs. These reductions in operating income from continuing operations were partially offset by a decrease in SMG&A expenses as more fully described above under the heading Selling, Marketing, General and Administrative.

Nonoperating (Income) Expense

	Three Months Ended			Nine Months Ended
	August 4, 2012	July 30, 2011	$ Change	August 4, 2012	July 30, 2011	$ Change
Interest expense	$6,459	$6,159	$300	$20,031	$13,067	$6,964
Interest income	(3,506)	(2,395)	(1,111)	(10,821)	(6,877)	(3,944)
Other, net	49	206	(157)	(1,450)	96	(1,546)
Total nonoperating (income) expense	$3,002	$3,970	$(968)	$7,760	$6,286	$1,474
The year-over-year change in nonoperating (income) expense in the third quarter of fiscal 2012 was primarily the result of an increase in interest income as a result of higher interest rates earned on our investments in the third quarter of fiscal 2012 as compared to the third quarter of fiscal 2011.
The year-over-year increase in interest expense in the nine months ended August 4, 2012 was primarily a result of our issuance of $375.0 million aggregate principal amount of 3.0% senior unsecured notes on April 4, 2011 and the $145.0 million term loan facility we entered into through a wholly owned subsidiary in December 2010, and to a lesser extent the impact of the termination of our interest rate swap agreement more fully described below under the heading Debt. The increases were partially offset by an increase in interest income due to higher interest rates earned on our investments and the investment of higher cash balances in the first nine months of fiscal 2012 as compared to the first nine months of fiscal 2011, and an increase in other income as a result of the gain from the sale of other investments in the second quarter of fiscal 2012.
Provision for Income Taxes

	Three Months Ended			Nine Months Ended
	August 4, 2012	July 30, 2011	$ Change	August 4, 2012	July 30, 2011	$ Change
Provision for income taxes	$39,701	$54,936	$(15,235)	$128,960	$153,080	$(24,120)
Effective income tax rate	19.0%	20.0%		21.5%	18.4%
Our effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where our income is earned.
The decrease in our effective tax rate for the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011 was primarily due to the impact of several discrete tax items which resulted in lowering our effective tax rate by approximately 2%. These items consisted of a tax benefit related to the release of a tax reserve for an expired tax year, a tax benefit as a result of a special charge taken in the third quarter of fiscal 2012, a majority of which provided a tax benefit at the higher U.S. tax rate, and the reversal of $1.5 million of tax expense previously recorded in the first six months of fiscal 2012 related to the write-off of deferred tax assets for share-based compensation. Our effective tax rate for the third quarter of fiscal 2011 included a benefit related to the application of the U.S. federal research and development tax credit that resulted in lowering our effective tax rate by approximately 1%. This credit expired in December 2011 and therefore was not available in the third quarter of fiscal 2012.
The increase in our effective tax rate for the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011 was primarily due to the impact of several discrete tax items. The provision for income taxes for the first nine months of fiscal 2011 included favorable discrete tax items which resulted in lowering our effective tax rate by approximately 3%. These items consisted of $6 million related to the reinstatement of the U.S. federal research and development tax credit in December 2010 retroactive to January 1, 2010, a $7 million reduction in the state tax credits valuation reserve, a $0.5 million tax benefit from the increase in Irish deferred taxes as a result of the increase in the Irish manufacturing tax rate from 10% to 12.5% and a net $10.8 million tax benefit related to the settlement with the Appellate Division of the Internal Revenue Service of certain tax matters for the fiscal 2004 through fiscal 2007 tax years. In addition, our effective tax rate for the first nine months of fiscal 2011 included a benefit related to the application of the U.S. federal research and development tax credit. This credit expired in December 2011 and therefore was only available for two months of the first nine months of fiscal 2012. The provision for income taxes for the third quarter of fiscal 2012 did not include the benefit of these discrete tax items, but rather included the benefit of discrete tax items which resulted in lowering our effective tax rate by approximately 1%. These items consisted of a tax benefit related to the release of a tax reserve for an expired tax year and a tax benefit as a result of a special charge taken in the third quarter of fiscal 2012, a majority of which provided a tax benefit at the higher U.S. tax rate.
We expect our effective tax rate, excluding discrete tax items, to be approximately 22.3% for the remainder of fiscal 2012.

Income from Continuing Operations, net of tax

	Three Months Ended				Nine Months Ended
	August 4, 2012	July 30, 2011	$ Change	% Change	August 4, 2012	July 30, 2011	$ Change	% Change
Income from continuing operations, net of tax	$169,768	$219,935	$(50,167)	(23)%	$472,049	$677,367	$(205,318)	(30)%
Income from continuing operations, net of tax, as a % of revenue	24.9%	29.0%			23.5%	29.7%
Diluted EPS from continuing operations	$0.56	$0.71			$1.54	$2.19
The year-over-year decrease in net income from continuing operations in the third quarter of fiscal 2012 was primarily a result of the $66.4 million decrease in operating income from continuing operations offset by a lower provision for income taxes in the third quarter of 2012.
The year-over-year decrease in net income from continuing operations in the nine months ended August 4, 2012 was primarily a result of the $228.0 million decrease in operating income from continuing operations offset by a lower provision for income taxes in the first nine months of fiscal 2012.
Discontinued Operations

Nine Months Ended
July 30, 2011
Gain on sale of discontinued operations, net of tax	$6,500
Diluted EPS from discontinued operations	$0.02
We sold our Baseband Chipset Business to MediaTek Inc. during the first quarter of fiscal 2008. Accordingly, we have presented the results of the operations of this business as discontinued operations within our condensed consolidated financial statements. In fiscal 2011, additional proceeds of $10.0 million were released from escrow and $6.5 million net of tax was recorded as additional gain from the sale of discontinued operations. We do not expect any additional proceeds from this sale.
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
We are planning for revenue in the fourth quarter of fiscal 2012 to be in the range of approximately $685 million to $715 million. Our plan is for gross margin for the fourth quarter of fiscal 2012 to be approximately 65% and for operating expenses to be approximately $231 million. As a result, we are planning for diluted earnings per share from continuing operations to be in the range of $0.54 to $0.60 in the fourth quarter of fiscal 2012.

Liquidity and Capital Resources
At August 4, 2012, our principal source of liquidity was $3,765.0 million of cash and cash equivalents and short-term investments, of which approximately $1,007.3 million was held in the United States. The balance of our cash and cash equivalents and short-term investments was held outside the United States in various foreign subsidiaries. As we intend to reinvest certain of our foreign earnings indefinitely, this cash held outside the United States is not available to meet certain of our cash requirements in the United States, including for cash dividends and common stock repurchases. Our cash and cash equivalents consist of highly liquid investments with maturities of three months or less at the time of acquisition and our short-term investments consist primarily of liquid money market funds and corporate obligations, such as commercial paper and floating rate notes, bonds and bank time deposits. We maintain these balances with high credit quality counterparties, continually monitor the amount of credit exposure to any one issuer and diversify our investments in order to minimize our credit risk.
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

	Nine Months Ended
	August 4, 2012	July 30, 2011	$ Change	% Change
Net cash provided by operating activities	$578,495	$670,369	$(91,874)	(14)%
Net cash provided by operations as a % of Revenue	28.8%	29.4%
At August 4, 2012, cash and cash equivalents totaled $462.1 million. The primary sources of funds for the first nine months of fiscal 2012 were net cash generated from operating activities of $578.5 million. In addition, we received $110.7 million in net proceeds from employee stock option exercises. The principal uses of funds for the first nine months of fiscal 2012 were the repurchase of approximately 3.7 million shares of our common stock for an aggregate of $139.7 million, dividend payments of $253.3 million, principal payments of $22.9 million related to our $145 million term loan facility, additions to property, plant and equipment of $94.7 million and payments of $24.2 million, net of cash acquired, for the acquisition of Multigig. In addition, we paid $1,115.0 million for the net purchase of available-for-sale short term investments. These factors contributed to the net decrease in cash and cash equivalents of $943.0 million in the first nine months of fiscal 2012.
Working Capital

	August 4, 2012	October 29, 2011	$ Change	% Change
Accounts receivable, net	$345,795	$348,416	$(2,621)	(1)%
Days sales outstanding	46	44
Inventory	$312,079	$295,081	$16,998	6%
Days cost of sales in inventory	121	105
The decrease in accounts receivable was primarily the result of lower revenue in the final month of the third quarter of fiscal 2012 compared to the final month of the fourth quarter of fiscal 2011. Days sales outstanding increased as a result of higher product shipments made to our distributors in the final month of the third quarter of fiscal 2012 compared to the final month of the fourth quarter of fiscal 2011.
Inventory as of August 4, 2012 increased as compared to the end of the fourth quarter of fiscal 2011 as a result of an increase in manufacturing production to support anticipated higher sales demand. Days cost of sales in inventory increased primarily due to lower manufacturing costs which resulted in cost of sales decreasing 8% from the fourth quarter of fiscal 2011 to the third quarter of fiscal 2012 while inventory levels increased by 6% for the same period.
Current liabilities decreased to $508.5 million at August 4, 2012, a decrease of $16.5 million, or 3%, from $525.0 million at the end of fiscal 2011. This decrease was primarily due to a decrease in accrued liabilities as a result of lower variable compensation expense accruals which were partially offset by an increase in deferred income on shipments to distributors, net, which is more fully described below.
As of August 4, 2012 and October 29, 2011, we had gross deferred revenue of $312.0 million and $309.6 million, respectively, and gross deferred cost of sales of $65.3 million and $76.4 million, respectively. Deferred income on shipments to distributors increased in the first nine months of fiscal 2012 as a result of our shipments to our distributors exceeding the distributors’ sales to their customers during the same time period and a mix shift in favor of higher margin products in the channel. Sales to distributors are made under agreements that allow distributors to receive price-adjustment credits and to return qualifying products for credit, as determined by us, in order to reduce the amounts of slow-moving, discontinued or obsolete product from their inventory. Given the uncertainties associated with the levels of price-adjustment credits to be granted to distributors, the sales price to the distributors is not fixed or determinable until the distributors resell the products to their customers. Therefore, we defer revenue recognition from sales to distributors until the distributors have sold the products to their customers. The amount of price-adjustments is dependent on future overall market conditions, and therefore the levels of these adjustments could fluctuate significantly from period to period. To the extent that we experience a significant increase in the amount of credits we issue to our distributors, there could be a material impact on the ultimate revenue and gross margin recognized relating to these transactions.
Debt
As of August 4, 2012, we had $857.0 million in debt outstanding, of which $14.5 million was current. Our debt obligations consist of the following:
$375.0 million aggregate principal amount of 5.0% senior unsecured notes
On June 30, 2009, we issued $375.0 million million aggregate principal amount of 5.0% senior unsecured notes due July 1, 2014 (the 5.0% Notes) with semi-annual fixed interest payments due on January 1 and July 1 of each year, commencing January 1, 2010. We swapped the fixed interest portion of these notes for a variable interest rate based on the three-month LIBOR plus 2.05%. The variable interest payments based on the variable annual rate are payable quarterly. The LIBOR based rate is set quarterly three months prior to the date of the interest payment. In the second quarter of fiscal 2012, we terminated the interest rate swap agreement. We received $19.8 million in cash proceeds from the swap termination, which included $1.3 million in accrued interest. The proceeds, net of interest received, are disclosed in cash flows from financing activities in the consolidated statements of cash flows. As a result of the termination, the carrying value of the 5.0% Notes was adjusted for the change in fair value of the interest component of the debt up to the date of the termination of the swap in an amount equal to the fair value of the swap, and will be amortized to earnings as a reduction of interest expense over the remaining life of the debt. This amortization is reflected in the consolidated statements of cash flows within operating activities.
$145.0 million term loan facility
On December 22, 2010, Analog Devices Holdings B.V., our wholly owned subsidiary, entered into a credit agreement with Bank of America, N.A., London Branch as administrative agent. The credit agreement provides for a $145.0 million term loan facility, which matures on December 22, 2013. We have guaranteed the borrower’s obligations. The terms of the agreement provide for a three-year principal amortization schedule with $3.6 million payable quarterly every March, June, September and December with the balance payable upon the maturity date.
$375.0 million aggregate principal amount of 3.0% senior unsecured notes
On April 4, 2011, we issued $375.0 million aggregate principal amount of 3.0% senior unsecured notes due April 15, 2016 (the 3.0% Notes) with semi-annual fixed interest payments due on April 15 and October 15 of each year, commencing October 15, 2011.
The indenture governing the 5.0% Notes and 3.0% Notes contains covenants that may limit our ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of our assets to, any other party. As of August 4, 2012, we were compliant with these covenants. The terms of the $145.0 million term loan facility include limitations on subsidiary indebtedness and on liens against our assets and the assets of our subsidiaries, and also include financial covenants that require us to maintain a minimum interest coverage ratio and not exceed a maximum leverage ratio. As of August 4, 2012, we were compliant with these covenants. See Note 13, Debt, of the Notes to our Condensed Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q for further information on our outstanding debt.
Revolving Credit Facility

We have a five-year $165.0 million unsecured revolving credit facility that expires in May 2013. To date, we have not borrowed under this credit facility but we may borrow in the future and use the proceeds for support of commercial paper issuance, stock repurchases, dividend payments, acquisitions, capital expenditures, working capital and other lawful corporate purposes. The terms of this facility also include financial covenants that require us to maintain a minimum interest coverage ratio and not exceed a maximum leverage ratio. As of August 4, 2012, we were compliant with these covenants.
Stock Repurchase Program
Our common stock repurchase program has been in place since August 2004. In the aggregate, our Board of Directors has authorized us to repurchase $5.0 billion of our common stock under the program. Under the program, we may repurchase outstanding shares of our common stock from time to time in the open market and through privately negotiated transactions.

Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized under the program. As of August 4, 2012, we had repurchased a total of approximately 128.6 million shares of our common stock for approximately $4,418.2 million under this program. As of August 4, 2012, an additional $581.8 million worth of shares remains available for repurchase under the current authorized program. The repurchased shares are held as authorized but unissued shares of common stock. We also from time to time repurchase shares in settlement of employee tax withholding obligations due upon the vesting of restricted stock units or the exercise of stock options, or in certain limited circumstances to satisfy the exercise price of options granted to our employees under our equity compensation plans. Any future common stock repurchases will be based on several factors, including our financial performance, outlook, liquidity and the amount of cash we have available in the United States.
Capital Expenditures
Net additions to property, plant and equipment were $94.7 million in the first nine months of fiscal 2012 and were funded with a combination of cash on hand and cash generated from operations. We expect capital expenditures to be in the range of approximately $135 million to $140 million in fiscal 2012 to be used primarily in our manufacturing facilities and to be funded with a combination of cash on hand and cash generated from operations.
Dividends
On August 20, 2012, our Board of Directors declared a cash dividend of $0.30 per outstanding share of common stock. The dividend will be paid on September 12, 2012 to all shareholders of record at the close of business on August 31, 2012 and is expected to total approximately $89.7 million. We currently expect quarterly dividends to continue at $0.30 per share, although they remain subject to determination and declaration by our Board of Directors. The payment of future dividends, if any, will be based on several factors, including our financial performance, outlook and liquidity.

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
There have not been any other material changes during the first nine months of fiscal 2012 to the amounts presented in the table summarizing our contractual obligations included in our Annual Report on Form 10-K for the fiscal year ended October 29, 2011.

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

Critical Accounting Policies and Estimates
There were no material changes in the first nine months of fiscal 2012 to the information provided under the heading

“Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the fiscal year ended October 29, 2011.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
In the second quarter of fiscal 2012, we terminated our interest rate swap agreement, which converted the 5.0% fixed interest rate on our $375.0 million 5.0% senior unsecured notes to a variable interest rate based on the three-month LIBOR plus 2.05%. As a result of the termination, we are no longer exposed to interest rate risk associated with the swap.
There were no other material changes in the first nine months of fiscal 2012 to the information provided under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” set forth in our Annual Report on Form 10-K for the year ended October 29, 2011.

ITEM 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of August 4, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of August 4, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in Internal Control over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended August 4, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There is significant uncertainty regarding the stability of global credit and financial markets, exacerbated by the ongoing European debt crisis. These economic uncertainties may lead consumers and businesses to postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders for our products and make it difficult for us to accurately forecast and plan our future business activities. Uncertainty regarding the future stability of the Euro Zone could cause the value of the Euro to deteriorate, thus reducing the purchasing power of our European customers. In addition, financial difficulties experienced by our suppliers or distributors could result in product delays, increased accounts receivable defaults and inventory challenges. During the past few years, many governments adopted stimulus or spending programs designed to ease the economic impact of the crisis. Some of our businesses benefited from these stimulus programs and there can be no assurance that such programs will continue in the future. If economic conditions deteriorate, we may record additional charges relating to restructuring costs or the impairment of assets and our business and results of operations could be materially and adversely affected.
Our future revenue, gross margins, operating results and net income are difficult to predict and may materially fluctuate.

Our future revenue, gross margins, operating results and net income are difficult to predict and may be materially affected by a number of factors, including:

•	the effects of adverse economic conditions in the markets in which we sell our products;

•	changes in customer demand for our products and for end products that incorporate our products;

•	our ability to effectively manage our cost structure in both the short term and over a longer duration;

•	the timing of new product announcements or introductions by us, our customers or our competitors;

•	competitive pricing pressures;

•	fluctuations in manufacturing yields, adequate availability of wafers and other raw materials, and manufacturing, assembly and test capacity;

•	the ability of our third-party suppliers, subcontractors and manufacturers to supply us with sufficient quantities of raw materials, products and/or components;

•	any significant decline in our backlog;

•	the timing, delay or cancellation of significant customer orders and our ability to manage inventory;

•	our ability to hire, retain and motivate adequate numbers of engineers and other qualified employees to meet the demands of our customers;

•	changes in geographic, product or customer mix;

•	our ability to utilize our manufacturing facilities at efficient levels;

•	potential significant litigation-related costs;

•	the difficulties inherent in forecasting future operating expense levels, including with respect to costs associated with labor, utilities, transportation and raw materials;

•	the costs related to compliance with increasing worldwide environmental regulations;

•	changes in our effective tax rates in the United States, Ireland or worldwide; and

•	the effects of public health emergencies, natural disasters, widespread travel disruptions, security risks, terrorist activities, international conflicts and other events beyond our control.

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
The cyclical nature of the semiconductor industry has resulted in periods when demand for our products has increased or decreased rapidly. If we expand our operations and workforce too rapidly or procure excessive resources in anticipation of increased demand for our products, and that demand does not materialize at the pace at which we expect, or declines, or if we overbuild inventory in a period of decreased demand, our operating results may be adversely affected as a result of increased operating expenses, reduced margins, underutilization of capacity or asset impairment charges. These capacity expansions by us and other semiconductor manufacturers could also lead to overcapacity in our target markets which could lead to price erosion that would adversely impact our operating results. Conversely, during periods of rapid increases in demand, our available capacity may not be sufficient to satisfy the demand. In addition, we may not be able to expand our workforce and operations in a sufficiently timely manner, procure adequate resources and raw materials, or locate suitable third-party suppliers, to respond effectively to changes in demand for our existing products or to the demand for new products requested by our customers, and our current or future business could be materially and adversely affected.
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
We, like many companies in the semiconductor industry, rely on supplies, services, internal manufacturing capacity, wafer fabrication foundries and other sub-contractors in geologically unstable locations around the world. This reliance involves risks associated with the impact of earthquakes on us and the semiconductor industry, including temporary loss of capacity, availability and cost of key raw materials, utilities and equipment and availability of key services, including transport of our products worldwide. For example, in March 2011, a severe earthquake and tsunami hit Japan, which together with resulting damage to certain nuclear power plants created widespread destruction and economic uncertainty in that region. Our fiscal 2011 revenue in Japan decreased by approximately 9% year over year, primarily due to lower sales activity in the consumer end market sector in Japan as a result of the earthquake and tsunami. In addition, recent flooding in Thailand and the Philippines had disruptive effects on local semiconductor-related businesses. Any prolonged inability to utilize one of our manufacturing facilities, or those of our subcontractors or third-party wafer fabrication foundries, as a result of fire, flood, natural disaster, unavailability of utilities or otherwise, could result in a temporary or permanent loss of customers for affected products, which could have a material adverse effect on our results of operations and financial condition.
We are exposed to business, economic, political, legal and other risks through our significant worldwide operations.
We have significant operations and manufacturing facilities outside the United States, including in Ireland and the Philippines. Approximately 70% of our revenue is derived from customers in international markets. Although we engage in hedging transactions to reduce our exposure to currency exchange rate fluctuations, there can be no assurance that our competitive position will not be adversely affected by changes in the exchange rate of the United States dollar against other currencies. Potential interest rate increases, as well as high energy costs, could have an adverse impact on industrial and consumer spending patterns and could adversely impact demand for our products. At August 4, 2012, our principal source of liquidity was $3,765.0 million of cash and cash equivalents and short-term investments, of which approximately $1,007.3 million was held in the United States and the remaining balance was held outside the United States in various foreign subsidiaries. As we intend to reinvest certain of our foreign earnings indefinitely, this cash held outside the United States is not readily available to meet certain of our cash requirements in the United States. We require a substantial amount of cash in the United States for operating requirements, stock repurchases, cash dividends and acquisitions. If we are unable to address our U.S. cash requirements through operations, through borrowings under our current credit facility, through future debt or equity offerings or from other sources of cash obtained at an acceptable cost, it may be necessary for us to consider repatriation of earnings that are permanently reinvested, and we may be required to pay additional taxes under current tax laws, which could have a material effect on our results of operations and financial condition.
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
Our industry is subject to increasingly strict EHS requirements, particularly those environmental requirements that control and restrict the use, transportation, emission, discharge, storage and disposal of certain chemicals, elements and materials used or produced in the semiconductor manufacturing process. Public attention to environmental concerns continues to increase, and our customers routinely include stringent environmental standards in their contracts with us. Changes in environmental laws or regulations may require us to invest in costly equipment or alter the way our products are made. In addition, we use hazardous and other regulated materials that subject us to risks of strict liability for damages caused by potential or actual releases of such materials. Any failure to control such materials adequately or to comply with statutory or regulatory standards or contractual obligations could result in liability for damages, penalties, and civil and criminal fines, and might damage our reputation, increase our expenses, and adversely affect our operating results.
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
If we are unable to generate sufficient cash flow, we may not be able to service our debt obligations, including making payments on our two issuances of $375.0 million senior unsecured notes or our $145.0 million term loan facility.
In fiscal 2009, we issued in a public offering $375.0 million aggregate principal amount of 5.0% senior unsecured notes due July 1, 2014. In April 2011, we issued in a public offering $375.0 million aggregate principal amount of 3.0% senior unsecured notes due April 15, 2016. In December 2010, Analog Devices Holdings B.V., a wholly owned subsidiary of ours, entered into a $145.0 million term loan facility which matures on December 22, 2013. Our ability to make payments of principal and interest on our indebtedness when due depends upon our future performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors affecting our consolidated operations, many of which are beyond our control. If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to, among other things:

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
The market price of our common stock has been volatile in the past and may be volatile in the future, as it may be significantly affected by the following factors:

•	crises in global credit, debt and financial markets;

•	actual or anticipated fluctuations in our revenue and operating results;

•	changes in financial estimates by securities analysts or our failure to perform in line with those estimates or our published guidance;

•	changes in market valuations of other semiconductor companies;

•	announcements by us or our competitors of significant new products, technical innovations, material transactions, acquisitions or dispositions, litigation or capital commitments;

•	departures of key personnel;

•	accused noncompliance with laws, regulations or ethics standards by us or any of our employees, officers or directors; and

•	negative media publicity targeting us or our suppliers, customers or competitors.
The stock market has historically experienced volatility, especially within the semiconductor industry, that often has been unrelated to the performance of particular companies. These market fluctuations may cause our stock price to fall regardless of our operating results.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
May 6, 2012 through June 2, 2012	37,193	$35.83	36,856	$597,780,977
June 3, 2012 through June 30, 2012	80,457	$36.41	80,457	$594,851,645
July 1, 2012 through August 4, 2012	361,232	$36.22	357,896	$581,769,062
Total	478,882	$36.22	475,209	$581,769,062

(a)	Includes 3,673 shares paid to us by employees to satisfy employee tax obligations upon vesting of restricted stock units granted to our employees under our equity compensation plans.

(b)	The average price paid per share of stock repurchased under the stock repurchase program includes the commissions paid to the brokers.

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

ANALOG DEVICES, INC.

Date: August 21, 2012	By:	/S/ JERALD G. FISHMAN
Jerald G. Fishman
President and
Chief Executive Officer
(Principal Executive Officer)

Date: August 21, 2012	By:	/S/ DAVID A. ZINSNER
David A. Zinsner
Vice President, Finance
and Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
10.1†	Form of Global Restricted Stock Unit Agreement for Directors for usage under the Company's 2006 Stock Incentive Plan.
31.1†	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
31.2†	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
32.1†	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).
32.2†	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer).
101.INS	XBRL Instance Document.**
101.SCH	XBRL Schema Document.**
101.CAL	XBRL Calculation Linkbase Document.**
101.LAB	XBRL Labels Linkbase Document.**
101.PRE	XBRL Presentation Linkbase Document.**
101.DEF	XBRL Definition Linkbase Document.**
†	Filed or furnished herewith.
**	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and nine months ended August 4, 2012 and July 30, 2011, (ii) Condensed Consolidated Balance Sheets at August 4, 2012 and October 29, 2011, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended August 4, 2012 and July 30, 2011 and (iv) Notes to Condensed Consolidated Financial Statements.