Form 10-K
period 2012-11-03
ANALOG DEVICES INC
filed 2012-11-27
CIK 6281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 3, 2012
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
(781) 329-4700
(Registrant’s telephone number, including area code)
______________________________
Securities registered pursuant to Section 12(b) of the Act:

Common Stock $0.16 2/3 Par Value	NASDAQ Global Select Market
Title of Each Class	Name of Each Exchange on Which Registered
Securities registered pursuant to Section 12(g) of the Act:
None
Title of Class
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☑   NO ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐   NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑     NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☑     NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐     NO ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $9,664,000 based on the last reported sale of the Common Stock on The NASDAQ Global Select Market on May 5, 2012. Shares of voting and non-voting stock beneficially owned by executive officers, directors and holders of more than 5% of the outstanding stock have been excluded from this calculation because such persons or institutions may be deemed affiliates. This determination of affiliate status is not a conclusive determination for other purposes.
As of November 3, 2012, there were 301,389,176 shares of Common Stock, $0.16 2/3 par value per share, outstanding.
Documents Incorporated by Reference

Document Description	Form 10-K Part
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held March 13, 2013	III

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
We were incorporated in Massachusetts in 1965. Our headquarters are near Boston, in Norwood, Massachusetts. In addition, we have manufacturing facilities in Massachusetts, Ireland, and the Philippines, and have more than thirty design facilities worldwide. Our common stock is listed on The NASDAQ Global Select Market under the symbol ADI and is included in the Standard & Poor’s 500 Index.
Available Information
We maintain a website with the address www.analog.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K (including exhibits), and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (SEC). We also make available on our website our corporate governance guidelines, the charters for our audit committee, compensation committee, and nominating and corporate governance committee, our equity award granting policies, our code of business conduct and ethics which applies to our directors, officers and employees, and our related person transaction policy, and such information is available in print and free of charge to any shareholder of Analog Devices who requests it. In addition, we intend to disclose on our website any amendments to, or waivers from, our code of business conduct and ethics that are required to be publicly disclosed pursuant to rules of the SEC or NASDAQ.
Industry Background
Semiconductor components are the electronic building blocks used in electronic systems and equipment. These components are classified as either discrete devices, such as individual transistors, or ICs, in which a number of transistors and other elements are combined to form a more complicated electronic circuit. ICs may be divided into two general categories, digital and analog. Digital circuits, such as memory devices and microprocessors, generally process on-off electrical signals, represented by binary digits, “1” and “0”. In contrast, analog ICs monitor, condition, amplify or transform continuous analog signals associated with physical properties, such as temperature, pressure, weight, light, sound or motion, and play an important role in bridging between real world phenomena and a variety of electronic systems. Analog ICs also provide voltage regulation and power control to electronic systems.

Organizational Structure
We operate in one reporting segment based on the aggregation of five operating segments. The organization of these operating segments is based upon the products manufactured and the end markets served. The product group is focused on core technology development and leadership in converters, amplifiers and RF, MEMS, power management, and DSP. The end market-focused organization is dedicated to understanding, selecting, and resourcing initiatives that are more customized to a particular market or application. The focus of this team is to apply the full expanse of our broad technology portfolio to more integrated and targeted product strategies for the industrial, automotive, consumer, and communications markets. The end market group includes our sales organization.
These two groups collaborate at all levels. On one hand, our product group develops key technology for use by the end market groups, which apply these technologies to specific applications. Equally important, the applications expertise within each end market group is used to enhance core technology development by our product group.
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
We produce and market several thousand products and operate in one reporting segment. Our ten highest revenue products, in the aggregate, accounted for approximately 9% of our revenue for fiscal 2012. A breakdown of our fiscal 2012 revenue by product category follows.

Percent of
Fiscal 2012
Product Category	Revenue*
Converters	44%
Amplifiers/ Radio frequency	26%
Other analog	15%
Power management & reference	7%
Digital signal processing	9%
_________

*	The sum of the individual percentages do not equal 100% due to rounding.
Analog Products
Our analog and mixed signal IC technology has been the foundation of our business for over four decades, and we are one of the world’s largest suppliers of high-performance analog ICs. Our analog signal processing ICs are primarily high-performance devices, offering higher dynamic range, greater bandwidth, and other enhanced features. The principal advantages these products have as compared to competitors’ products include higher accuracy, higher speed, lower cost per function, smaller size, lower power consumption and fewer components, resulting in improved performance and reliability. Our product portfolio includes several thousand analog ICs, any one of which can have as many as several hundred customers. Our analog ICs typically have long product life cycles. Our analog IC customers include original equipment manufacturers (OEMs) and customers who build electronic subsystems for integration into larger systems.
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
Other Analog — Also within our analog technology portfolio are products that are based on MEMS technology. This technology enables us to build extremely small sensors that incorporate an electromechanical structure and the supporting analog circuitry for conditioning signals obtained from the sensing element. Our MEMS product portfolio includes accelerometers used to sense acceleration, gyroscopes used to sense rotation, inertial measurement units used to sense multiple degrees of freedom combining multiple sensing types along multiple axis, and MEMS microphones used to sense audio. The majority of our current revenue from MEMS products is derived from the automotive end market. The consumer and, to a lesser extent, the industrial end markets accounted for the balance of revenue from MEMS products in fiscal year 2012. In addition to our MEMS products, our other analog product category includes isolators that enable designers to implement isolation in designs without the cost, size, power, performance, and reliability constraints found with optocouplers. Our isolators have been designed into hundreds of applications, such as universal serial bus isolation in patient monitors, where it allows hospitals and physicians to adopt the latest advances in computer technology to supervise patient health and wirelessly transmit medical records. In smart metering applications, our isolators provide reliable electrostatic discharge performance that helps reduce meter tampering. Likewise, in satellites, where any malfunction can be catastrophic, our isolators help protect the power system while enabling designers to achieve small form factors.
Power Management & Reference — Power management & reference products make up the balance of our analog sales. Those products which include functions such as power conversion, driver monitoring, sequencing and energy management, are developed to complement analog signal chain components across core market segments from micro power, energy-sensitive battery applications to efficient, high performance power systems in infrastructure and industrial applications.
Digital Signal Processing Products
Digital Signal Processing products (DSPs) complete our product portfolio. DSPs are optimized for high-speed numeric calculations, which are essential for instantaneous, or real-time, processing of digital data generated, in most cases, from analog to digital signal conversion. Our DSPs are designed to be fully programmable and to efficiently execute specialized software programs, or algorithms, associated with processing digitized real-time, real-world data. Programmable DSPs are designed to provide the flexibility to modify the device’s function quickly and inexpensively using software. Our general-purpose DSP IC customers typically write their own algorithms using software development tools provided by us and third-party suppliers. Our DSPs are designed in families of products that share common architectures and therefore can execute the same software across a range of products. We support these products with easy-to-use development tools, which are designed to reduce our customers’ product development costs and time-to-market. Our customers use our products to solve a wide range of signal processing challenges across our core market and segment focus areas within the industrial, automotive, consumer and communications end markets. As an integrated part of our customers' signal chain, there are typically many other Analog Devices products connected to our processors including converters, audio and video codecs and power management solutions.

Markets and Applications
The breakdown of our fiscal 2012 revenue by end market is set out in the table below.

Percent of
Fiscal 2012
End Market	Revenue
Industrial	46%
Automotive	17%
Consumer	17%
Communications	20%
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
Healthcare — Two significant trends in the healthcare market today are the increasing need for higher channel counts in medical imaging systems to improve resolution and throughput while achieving a lower cost per channel, and the movement of highly accurate patient monitoring devices from the hospital environment to the home, improving patient care and reducing overall healthcare costs. Our innovative technologies are designed into a variety of high performance imaging, patient monitoring, medical instrumentation, and home health devices. Our offerings include both standard and application-specific products and are used in applications such as:

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
Consumer — Market demand for digital entertainment systems and the consumer demand for high quality voice transmissions, music, movies and photographs with a high degree of interactivity have allowed us to combine analog and digital design capability to provide solutions that meet the rigorous cost and time-to-market requirements of the consumer electronics market. The emergence of high-performance, feature-rich consumer products has created a market for our high-performance ICs with a high level of specific functionality. These products include:

• Digital cameras	• High-performance audio/video equipment
• High-definition televisions and DVD recorders/players	• Portable media devices (smart phones, tablets and cellular handsets)
• Home theater systems	• Computers
Communications — The development of broadband, wireless and internet infrastructures around the world has created an important market for our communications products. Communications technology involves the acquisition of analog signals that are converted from analog to digital and digital to analog form during the process of transmitting and receiving data. The need for higher speed and reduced power consumption, coupled with more reliable, bandwidth-efficient communications, has been creating demand for our products. Our products are used in the full spectrum of signal processing for internet protocol, video streaming and voice communication. In wireless and broadband communication applications, our products are incorporated into:

•	Cellular basestation equipment	•	Wired networking equipment
•	Wireless backhaul systems	•	Satellite systems
See Note 4 in the Notes to our Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for further information about our products by category and end market.
Research and Development
Our markets are characterized by rapid technological changes and advances. Accordingly, we make substantial investments in the design and development of new products and manufacturing processes, and the improvement of existing products and manufacturing processes. We spent approximately $512 million during fiscal 2012 on the design, development and improvement of new and existing products and manufacturing processes, compared to approximately $506 million during fiscal 2011 and approximately $492 million during fiscal 2010.
Our research and development strategy focuses on building technical leadership in core technologies of converters, amplifiers and RF, MEMS, power management, and DSP. In support of our research and development activities, we employ thousands of engineers involved in product and manufacturing process development throughout the world.
Patents and Other Intellectual Property Rights
We seek to establish and maintain our proprietary rights in our technology and products through the use of patents, copyrights, mask works, trademarks and trade secrets. We have a program to file applications for and obtain patents, copyrights, mask works and trademarks in the United States and in selected foreign countries where we believe filing for such protection is appropriate. We also seek to maintain our trade secrets and confidential information by nondisclosure policies and through the use of appropriate confidentiality agreements. We have obtained a substantial number of patents and trademarks in the United States and in other countries. As of November 3, 2012, we held approximately 1,900 U.S. patents and approximately 700 non-provisional pending U.S. patent applications with expiration dates ranging from 2012 through 2031. There can be no assurance, however, that the rights obtained can be successfully enforced against infringing products in every jurisdiction. While our patents, copyrights, mask works, trademarks and trade secrets provide some advantage and protection, we believe our competitive position and future success is largely determined by such factors as the system and application knowledge, innovative skills, technological expertise and management ability and experience of our personnel; the range and success of new products being developed by us; our market brand recognition and ongoing marketing efforts; and customer service and technical support. It is generally our policy to seek patent protection for significant inventions that may be patented, though we may elect, in certain cases, not to seek patent protection even for significant inventions, if we determine other protection, such as maintaining the invention as a trade secret, to be more advantageous. We also have trademarks that are used in the conduct of our business to distinguish genuine Analog Devices products and we maintain cooperative advertising programs to promote our brands and identify products containing genuine Analog Devices components.
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
We derived approximately 55% of our fiscal 2012 revenue from sales made through distributors. These distributors typically maintain an inventory of our products. Some of them also sell products that compete with our products, including those for which we are an alternate source. In all regions of the world, we defer revenue and the related cost of sales on shipments to distributors until the distributors resell the products to their customers. We make sales to distributors under agreements that allow distributors to receive price adjustment credits and to return qualifying products for credit, as determined by us, in order to reduce the amounts of slow-moving, discontinued or obsolete product from their inventory. These agreements limit such returns to a certain percentage of our shipments to that distributor during the prior quarter. In addition, distributors are allowed to return unsold products if we terminate the relationship with the distributor. Additional information relating to our sales to distributors is set forth in Note 2n in the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.
Segment Financial Information and Geographic Information
We operate and track our results in one reportable segment based on the aggregation of five operating segments.
Through subsidiaries and affiliates, we conduct business in numerous countries outside the United States. During fiscal 2012, we derived approximately 70% of our revenue from customers in international markets. Our international business is subject to risks customarily encountered in foreign operations, including fluctuations in foreign currency exchange rates and controls, import and export controls, and other laws, policies and regulations of foreign governments. Although we engage in hedging transactions to reduce our exposure to currency exchange rate fluctuations, our competitive position may be adversely affected by changes in the exchange rate of the United States dollar against other currencies.
During fiscal year 2012, we revised our method for classifying revenue by geographic region to more accurately reflect the primary location of our customers' design activity for our products. In general, the prior classification method reflected the customers' manufacturing location or the distributors' stocking territory. No changes have been made to our revenue recognition policy. A breakdown of our fiscal 2012 revenue by geographic location follows.

Percent of
Fiscal 2012
Geographic Area	Revenue
United States	30%
Rest of North/South America	4%
Europe	32%
Japan	12%
China	13%
Rest of Asia	9%

For further detail regarding revenue and financial information about our industry, segment and geographic areas, see our Consolidated Financial Statements and Note 4 in the related Notes contained in Item 8 of this Annual Report on Form 10-K.
Customers
We have tens of thousands of customers worldwide. No sales to an individual customer accounted for more than 10% of fiscal year 2012, 2011, or 2010 revenue. These customers use hundreds of different types of our products in a wide range of applications spanning the industrial, automotive, consumer and communication markets. Our largest single customer, excluding distributors, represented approximately 3% of our fiscal 2012 revenue. Our 20 largest customers, excluding distributors, accounted for approximately 33% of our fiscal 2012 revenue.
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
Production and Raw Materials
Monolithic IC components are manufactured in a sequence of semiconductor production steps that include wafer fabrication, wafer testing, cutting the wafer into individual “chips,” or dice, assembly of the dice into packages and electrical testing of the devices in final packaged form. The raw materials used to manufacture these devices include silicon wafers, processing chemicals (including liquefied gases), precious metals and ceramic and plastic used for packaging.
We develop and employ a wide variety of proprietary manufacturing processes that are specifically tailored for use in fabricating high-performance analog, DSP, mixed-signal and MEMS ICs. We also use bipolar and complementary metal-oxide semiconductor, or CMOS, wafer fabrication processes.
Our IC products are fabricated both at our production facilities and by third-party wafer fabricators. Our products are manufactured in our own wafer fabrication facilities using proprietary processes and at third-party wafer-fabrication foundries using sub-micron digital CMOS processes. We currently source approximately 50% of our wafer requirements annually from third-party wafer fabrication foundries, primarily Taiwan Semiconductor Manufacturing Company (TSMC). We operate wafer fabrication facilities in Wilmington, Massachusetts and Limerick, Ireland. We also operate test facilities located in the Philippines and use third-party subcontractors for the assembly and testing of our products.
Capital spending was approximately $132 million in fiscal 2012, compared with approximately $123 million in fiscal 2011. We currently plan to make capital expenditures in the range of approximately $90 million to $120 million in fiscal 2013.
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
Backlog
Backlog at the end of fiscal 2012 was approximately $357 million, down from approximately $379 million at the end of fiscal 2011. We define backlog as of a particular date to mean firm orders from a customer or distributor with a requested delivery date within thirteen weeks. Backlog is impacted by the tendency of customers to rely on shorter lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog and, in some instances, we may not have manufacturing capacity sufficient to fulfill all orders. As is customary in the semiconductor industry, we allow most orders to be cancelled or deliveries to be delayed by customers without significant penalty. Accordingly, we believe that our backlog at any time should not be used as an indication of our future revenue.
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
Government Contracts
We estimate that approximately 3% of our fiscal 2012 revenue was attributable to sales to the U.S. government and U.S. government contractors and subcontractors. Our government contract business is predominantly in the form of negotiated, firm, fixed-price subcontracts. Most of these contracts and subcontracts contain standard provisions relating to termination at the election of the U.S. government.
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
Additional information relating to our acquisition and divestiture activities during fiscal years 2012, 2011 and 2010 is set forth in Note 2u and Note 6 of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.
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
• Linear Technology Corporation
We believe that our technical innovation emphasizing product performance and reliability, supported by our commitment to strong customer service and technical support, enables us to make a fundamental difference to our customers’ competitiveness in our chosen markets.
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

Our manufacturing facilities are subject to numerous and increasingly strict federal, state, local and foreign EHS laws and regulations, particularly with respect to the transportation, storage, handling, use, emission, discharge and disposal of certain chemicals used or produced in the semiconductor manufacturing process. Our products are subject to increasingly stringent regulations regarding chemical content in jurisdictions where we sell products, including the Restriction of Hazardous Substances (RoHS) directive in the European Union and China and the Registration, Evaluation, Authorization and Restriction of Chemicals (REACH) directive in the European Union. Contracts with many of our customers reflect these and additional EHS compliance standards. Compliance with these laws and regulations has not had a material impact on our capital expenditures, earnings, financial condition or competitive position. There can be no assurance, however, that current or future environmental laws and regulations will not impose costly requirements upon us. Any failure by us to comply with applicable environmental laws, regulations and contractual obligations could result in fines, suspension of production, the need to alter manufacturing processes and legal liability.
Employees
As of November 3, 2012, we employed approximately 9,200 individuals worldwide. Our future success depends in large part on the continued service of our key technical and senior management personnel, and on our ability to continue to attract, retain and motivate qualified employees, particularly those highly-skilled design, process, test and applications engineers involved in the design, support and manufacture of new and existing products and processes. We believe that relations with our employees are good; however, the competition for such personnel is intense, and the loss of key personnel could have a material adverse impact on our results of operations and financial condition.

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
Our future revenue, gross margins, operating results and net income are difficult to predict and may be materially affected by a number of factors, including:

•	the effects of adverse economic conditions in the markets in which we sell our products;

•	changes in customer demand for our products and for end products that incorporate our products;

•	our ability to effectively manage our cost structure in both the short term and over a longer duration;

•	the timing of new product announcements or introductions by us, our customers or our competitors;

•	competitive pricing pressures;

•	fluctuations in manufacturing yields, adequate availability of wafers and other raw materials, and manufacturing, assembly and test capacity;

•	the ability of our third-party suppliers, subcontractors and manufacturers to supply us with sufficient quantities of raw materials, products and/or components;

•	any significant decline in our backlog;

•	the timing, delay or cancellation of significant customer orders and our ability to manage inventory;

•	our ability to hire, retain and motivate adequate numbers of engineers and other qualified employees to meet the demands of our customers;

•	changes in geographic, product or customer mix;

•	our ability to utilize our manufacturing facilities at efficient levels;

•	potential significant litigation-related costs;

•	the difficulties inherent in forecasting future operating expense levels, including with respect to costs associated with labor, utilities, transportation and raw materials;

•	the costs related to compliance with increasing worldwide environmental and social responsibility regulations;

•	changes in our effective tax rates in the United States, Ireland or worldwide; and

•	the effects of public health emergencies, natural disasters, widespread travel disruptions, security risks, terrorist activities, international conflicts and other events beyond our control.

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
We typically do not have long-term sales contracts with our customers. In certain markets where end-user demand may be particularly volatile and difficult to predict, some customers place orders that require us to manufacture product and have it available for shipment, even though the customer is unwilling to make a binding commitment to purchase all, or even any, of the product. In other instances, we manufacture product based on forecasts of customer demands. As a result, we may incur inventory and manufacturing costs in advance of anticipated sales and are subject to the risk of cancellations of orders, leading to a sharp reduction of sales and backlog. Further, orders or forecasts may be for products that meet the customer’s unique requirements so that those canceled or unrealized orders would, in addition, result in an inventory of unsaleable products, causing potential inventory write-offs. As a result of lengthy manufacturing cycles for certain of the products that are subject to these uncertainties, the amount of unsaleable product could be substantial. Incorrect forecasts, or reductions, cancellations or delays in orders for our products could adversely affect our operating results.
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
We have manufacturing processes that utilize a substantial amount of technology as the fabrication of ICs is a highly complex and precise process. Minute impurities, contaminants in the manufacturing environment, difficulties in the fabrication process, defects in the masks used in the wafer manufacturing process, manufacturing equipment failures, wafer breakage or other factors can cause a substantial percentage of wafers to be rejected or numerous dice on each wafer to be nonfunctional. While we have significant expertise in semiconductor manufacturing, it is possible that some processes could become unstable. This instability could result in manufacturing delays and product shortages, which could have a material adverse effect on our operating results.
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
Our success depends, in part, on our ability to protect our intellectual property. We primarily rely on patent, mask work, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies and processes. Despite our efforts to protect our intellectual property, it is possible that competitors or other unauthorized third parties may obtain, copy, use or disclose our technologies, products and processes. Moreover, the laws of foreign countries in which we design, manufacture, market and sell our products may afford little or no effective protection of our proprietary intellectual property. We may also be subject to security breaches caused by computer viruses, illegal break-ins or hacking, sabotage or acts of vandalism by third parties. Our security measures or those of our third party service providers may not detect or prevent such security breaches. Any such compromise of our information security could result in unauthorized access to our confidential business or proprietary information.
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
We, like many companies in the semiconductor industry, rely on supplies, services, internal manufacturing capacity, wafer fabrication foundries and other sub-contractors in geologically unstable locations around the world. This reliance involves risks associated with the impact of earthquakes on us and the semiconductor industry, including temporary loss of capacity, availability and cost of key raw materials, utilities and equipment and availability of key services, including transport of our products worldwide. For example, our fiscal 2011 revenue in Japan declined as a result of the severe earthquake and tsunami in that country. In addition, recent flooding in Thailand and the Philippines had disruptive effects on local semiconductor-related businesses. Any prolonged inability to utilize one of our manufacturing facilities, or those of our subcontractors or third-party wafer fabrication foundries, as a result of fire, flood, natural disaster, unavailability of utilities or otherwise, could result in a temporary or permanent loss of customers for affected products, which could have a material adverse effect on our results of operations and financial condition.

We are exposed to business, economic, political, legal and other risks through our significant worldwide operations.
We have significant operations and manufacturing facilities outside the United States, including in Ireland and the Philippines. Approximately 70% of our revenue is derived from customers in international markets. Although we engage in hedging transactions to reduce our exposure to currency exchange rate fluctuations, there can be no assurance that our competitive position will not be adversely affected by changes in the exchange rate of the United States dollar against other currencies. Potential interest rate increases, as well as high energy costs, could have an adverse impact on industrial and consumer spending patterns and could adversely impact demand for our products. At November 3, 2012, our principal source of liquidity was $3,900.4 million of cash and cash equivalents and short-term investments, of which approximately $1,105.8 million was held in the United States and the remaining balance was held outside the United States in various foreign subsidiaries. As we intend to reinvest certain of our foreign earnings indefinitely, this cash held outside the United States is not readily available to meet certain of our cash requirements in the United States. We require a substantial amount of cash in the United States for operating requirements, stock repurchases, cash dividends and acquisitions. If we are unable to address our U.S. cash requirements through operations, through borrowings under our current credit facility, through future debt or equity offerings or from other sources of cash obtained at an acceptable cost, it may be necessary for us to consider repatriation of earnings that are permanently reinvested, and we may be required to pay additional taxes under current tax laws, which could have a material effect on our results of operations and financial condition.
In addition to being exposed to the ongoing economic cycles in the semiconductor industry, we are also subject to the economic, political and legal risks inherent in international operations, including the risks associated with the recent crisis in global credit and financial markets, ongoing uncertainties and political and economic instability in many countries around the world, as well as economic disruption from acts of terrorism and the response to them by the United States and its allies. Other business risks associated with global operations include increased managerial complexities, air transportation disruptions, expropriation, currency controls, currency exchange rate movement, additional costs related to foreign taxes, tariffs and freight rate increases, exposure to different business practices and legal standards, particularly with respect to price protection, competition practices, intellectual property, anti-corruption and environmental compliance, trade and travel restrictions, pandemics, import and export license requirements and restrictions, difficulties in staffing and managing worldwide operations, and accounts receivable collections. We also incur significant costs associated with our foreign defined benefit pension plans. There can be no assurance that the value of the plan assets will be sufficient in the future and it is possible that we may be required to make higher cash contributions to the plans in future years, which would reduce the cash available for other business purposes.
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
Our industry is subject to increasingly strict EHS requirements, particularly those environmental requirements that control and restrict the sourcing, use, transportation, emission, discharge, storage and disposal of certain chemicals, elements and materials used or produced in the semiconductor manufacturing process. Public attention to environmental, sustainability and social responsibility concerns continues to increase, and our customers routinely include stringent environmental and other standards in their contracts with us. Changes in environmental laws or regulations may require us to invest in costly equipment or alter the way our products are made. In addition, we use hazardous and other regulated materials that subject us to risks of strict liability for damages caused by potential or actual releases of such materials. Any failure to control such materials adequately or to comply with statutory or regulatory standards or contractual obligations could result in liability for damages, penalties, and civil and criminal fines, and might damage our reputation, increase our expenses, and adversely affect our operating results.
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
The market price of our common stock has been volatile in the past and may be volatile in the future, as it may be significantly affected by the following factors:

•	crises in global credit, debt and financial markets;

•	actual or anticipated fluctuations in our revenue and operating results;

•	changes in financial estimates by securities analysts or our failure to perform in line with those estimates or our published guidance;

•	changes in market valuations of other semiconductor companies;

•	announcements by us or our competitors of significant new products, technical innovations, material transactions, acquisitions or dispositions, litigation or capital commitments;

•	departures of key personnel;

•	alleged noncompliance with laws, regulations or ethics standards by us or any of our employees, officers or directors; and

•	negative media publicity targeting us or our suppliers, customers or competitors.
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
Our corporate headquarters is located in Norwood, Massachusetts. Manufacturing and other operations are conducted in several locations worldwide. The following tables provide certain information about our principal general offices and manufacturing facilities:

Principal Properties		Approximate
Owned:	Use	Total Sq. Ft.
Wilmington, MA	Wafer fabrication, testing, engineering, marketing and administrative offices	586,200 sq. ft.
Cavite, Philippines	Wafer probe and testing, warehouse, engineering and administrative offices	605,000 sq. ft.
Limerick, Ireland	Wafer fabrication, wafer probe and testing, engineering and administrative offices	351,500 sq. ft.
Greensboro, NC	Product testing, engineering and administrative offices	98,700 sq. ft.
San Jose, CA	Engineering, administrative offices	76,700 sq. ft.

Principal			Lease
Properties		Approximate	Expiration
Leased:	Use	Total Sq. Ft.	(fiscal year)	Renewals

Norwood, MA	Corporate headquarters, engineering, components testing, sales and marketing offices	130,000 sq. ft.	2022	2, five-yr. periods
Limerick, Ireland	Wafer fabrication, wafer probe and testing, engineering and administrative offices	66,000 sq. ft.	2013	1, one-yr. period
Bangalore, India	Engineering	54,000 sq. ft.	2014	1, two-yr. period
Greensboro, NC	Engineering and administrative offices	47,600 sq. ft.	2013	1, one-yr. period
Shanghai, China	Engineering	42,500 sq. ft.	2013	1, one-yr. period
Tokyo, Japan	Engineering	36,000 sq. ft.	2014	1, two-yr. period
Beijing, China	Engineering	33,000 sq. ft.	2014	1, two-yr. period
In addition to the principal leased properties listed in the above table, we also lease sales offices and other premises at 16 locations in the United States and 42 locations internationally under operating lease agreements. These leases expire at various dates through the year 2022. We do not anticipate experiencing significant difficulty in retaining occupancy of any of our manufacturing, office or sales facilities through lease renewals prior to expiration or through month-to-month occupancy, or in replacing them with equivalent facilities. For information concerning our obligations under all operating leases see Note 11 in the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

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

ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

EXECUTIVE OFFICERS OF THE COMPANY
The following table sets forth (i) the name, age and position of each of our executive officers and (ii) the business experience of each person named in the table during at least the past five years. There is no family relationship among any of our executive officers.

Executive Officer	Age	Position(s)	Business Experience
Jerald G. Fishman	66	Chief Executive Officer and Director
Chief Executive Officer since November 1996; Director since November 1991; President from 1991 to November 2012; Executive Vice President from 1988 to November 1991; Group Vice President - Components from 1982 to 1988.

Vincent Roche	52	President
President since November 2012; Vice President, Strategic Segments Group and Global Sales from October 2009 to November 2012; Vice President, Worldwide Sales from March 2001 to October 2009; Vice President and General Manager, Silicon Valley Business Units and Computer & Networking from 1999 to March 2001; Product Line Director from 1995 to 1999; Product Marketing Manager from 1988 to 1995.

David A. Zinsner	44	Vice President, Finance and Chief Financial Officer
Vice President, Finance and Chief Financial Officer since January 2009; Senior Vice President and Chief Financial Officer Intersil Corporation from 2005 to December 2008; Corporate Controller and Treasurer Intersil Corporation from 2000 to 2005. Corporate Treasurer Intersil Corporation from 1999 to 2000.

Seamus Brennan	61	Vice President and Chief Accounting Officer
Vice President and Chief Accounting Officer from April 2011;Vice President, Corporate Controller and Chief Accounting Officer from December 2008 to April 2011; Corporate Controller from 2002 to December 2008; Assistant Corporate Controller from 1997 to 2002; Manager Enterprise System Implementation from 1994 to 1997; Plant Controller, Analog Devices, B.V. - Limerick, Ireland from 1989 to 1994.

Samuel H. Fuller	66	Vice President, Research and Development and Chief Technology Officer	Vice President, Research and Development since March 1998; Chief Technology Officer since March 2006; Vice President of Research and Chief Scientist of Digital Equipment Corp. from 1983 to 1998.
Robert R. Marshall	58	Vice President, Worldwide Manufacturing
Vice President, Worldwide Manufacturing since February 1994; Vice President, Manufacturing, Limerick Site, Analog Devices, B.V. - Limerick, Ireland from November 1991 to February 1994; Plant Manager, Analog Devices, B.V. - Limerick, Ireland from January 1991 to November 1991.

Executive Officer	Age	Position(s)	Business Experience
William Matson	53	Vice President, Human Resources
Vice President, Human Resources since November 2006; Chief Human Resource Officer of Lenovo from January 2005 to June 2006; General Manager of IBM Business Transformation Outsourcing from September 2003 to April 2005; Vice President, Human Resources of IBM Asia Pacific Region from December 1999 to September 2003.

Robert McAdam	61	Executive Vice President, Strategic Business Segments Group
Executive Vice President, Strategic Business Segments Group since November 2012; Vice President, Core Products and Technologies Group from October 2009 to November 2012; Vice President and General Manager, Analog Semiconductor Components from February 1994 to September 2009; Vice President and General Manager, Analog Devices, B.V. - Limerick, Ireland from January 1991 to February 1994; Product Line Manager, Analog Devices, B.V. - Limerick, Ireland from October 1988 to January 1991.

Dick Meaney	55	Vice President, Products and Technologies Group
Vice President, Products and Technologies Group since November 2012; Vice President, Converters from August 2009 to November 2012; Vice President, Precision Signal Processing from October 1999 to August 2009; Product Line Director from August 1991 to September 1999; Engineering Manager from August 1988 to July 1991; Design Engineer Analog Devices B.V. Limerick, Ireland from August 1979 to July 1988.

Margaret K. Seif	51	Vice President, General Counsel and Secretary
Vice President, General Counsel and Secretary since January 2006; Senior Vice President, General Counsel and Secretary of RSA Security Inc. from January 2000 to November 2005; Vice President, General Counsel and Secretary of RSA Security Inc. from June 1998 to January 2000.

Thomas Wessel	45	Vice President, Worldwide Sales
Vice President, Worldwide Sales since March 2012; Vice President, Worldwide Automotive Segment from November 2009 to March 2012; Vice President, European Sales and Marketing from June 2008 to November 2009; Managing Director, European Sales and Marketing from June 2005 to June 2008.

Robert Yung	50	Vice President, Strategy and Corporate Development
Vice President, Strategy and Corporate Development since December 2011; Executive Vice President and Chief Technology Officer, Tessera Technologies, Inc. from May 2009 to May 2011; Vice President and Chief Technology Officer of PMC-Sierra Inc., from September 2005 to May 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on The NASDAQ Global Select Market under the symbol ADI. Prior to April 2, 2012, our common stock was listed on the New York Stock Exchange. The tables below set forth the high and low sales prices per share of our common stock on the applicable exchange and the dividends declared for each quarterly period within our two most recent fiscal years.
High and Low Sales Prices of Common Stock

	Fiscal 2012		Fiscal 2011
Period	High	Low	High	Low
First Quarter	$40.38	$32.18	$39.86	$33.18
Second Quarter	$40.83	$36.95	$41.66	$36.29
Third Quarter	$39.94	$34.25	$43.28	$34.02
Fourth Quarter	$41.79	$37.82	$37.75	$29.23
Dividends Declared Per Outstanding Share of Common Stock
In fiscal 2012 and fiscal 2011, we paid a cash dividend in each quarter as follows:

Period	Fiscal 2012	Fiscal 2011
First Quarter	$0.25	$0.22
Second Quarter	$0.30	$0.22
Third Quarter	$0.30	$0.25
Fourth Quarter	$0.30	$0.25
During the first quarter of fiscal 2013, on November 26, 2012, our Board of Directors declared a cash dividend of $0.30 per outstanding share of common stock. The dividend will be paid on December 18, 2012 to all shareholders of record at the close of business on December 7, 2012. The payment of future dividends, if any, will be based on several factors including our financial performance, outlook and liquidity.
Information regarding our equity compensation plans and the securities authorized for issuance thereunder is set forth in Item 12 below.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
August 5, 2012 through September 1, 2012	194	$—	—	$581,769,062
September 2, 2012 through September 29, 2012	133	$—	—	$581,769,062
September 30, 2012 through November 3, 2012	542,840	$38.31	542,251	$560,974,387
Total	543,167	$38.28	542,251	$560,974,387
_______________________________________

(a)	Includes 916 shares paid to us by employees to satisfy employee tax obligations upon vesting of restricted stock granted to our employees under our equity compensation plans.

(b)	The average price paid per share of stock repurchased under the stock repurchase program includes the commissions paid to the brokers.

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

The number of holders of record of our common stock at November 26, 2012 was 2,596. This number does not include shareholders for whom shares are held in a “nominee” or “street” name. On November 2, 2012, the last reported sales price of our common stock on The NASDAQ Global Select Market was $39.82 per share.
Comparative Stock Performance Graph
The following graph compares cumulative total shareholder return on our common stock since November 3, 2007 with the cumulative total return of the Standard & Poor’s (S&P) 500 Index and the S&P Semiconductors Index. This graph assumes the investment of $100 on November 3, 2007 in our common stock, the S&P 500 Index and the S&P Semiconductors Index and assumes all dividends are reinvested. Measurement points are the last trading day for each respective fiscal year.

ITEM 6. SELECTED FINANCIAL DATA
The following table includes selected financial data for each of our last five fiscal years.

(thousands, except per share amounts)	2012	2011	2010	2009	2008
Statement of Operations data:
Total revenue from continuing operations	$2,701,142	$2,993,320	$2,761,503	$2,014,908	$2,582,931
Income from continuing operations, net of tax	651,236	860,894	711,225	247,408	525,177
Total income from discontinued operations, net of tax	—	6,500	859	364	261,107
Net income	651,236	867,394	712,084	247,772	786,284
Income per share from continuing operations, net of tax:
Basic	2.18	2.88	2.39	0.85	1.79
Diluted	2.13	2.79	2.33	0.85	1.77
Net income per share
Basic	2.18	2.90	2.39	0.85	2.69
Diluted	2.13	2.81	2.33	0.85	2.65
Cash dividends declared per common share	1.15	0.94	0.84	0.80	0.76
Balance Sheet data:
Total assets	$5,620,347	$5,277,635	$4,328,831	$3,369,407	$3,081,132
Debt	$821,598	$886,376	$400,635	$379,626	$—

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (all tabular amounts in thousands except per share amounts)
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
Results of Operations
Overview

	Fiscal Year			2012 over 2011		2011 over 2010
	2012	2011	2010	$ Change	% Change	$ Change	% Change
Revenue	$2,701,142	$2,993,320	$2,761,503	$(292,178)	(10)%	$231,817	8%
Gross Margin %	64.5%	66.4%	65.2%
Net income from Continuing Operations	$651,236	$860,894	$711,225	$(209,658)	(24)%	$149,669	21%
Net income from Continuing Operations as a % of Revenue	24.1%	28.8%	25.8%
Diluted EPS from Continuing Operations	$2.13	$2.79	$2.33	$(0.66)	(24)%	$0.46	20%
Diluted EPS	$2.13	$2.81	$2.33	$(0.68)	(24)%	$0.48	21%
Fiscal 2012 was a 53-week year. Fiscal 2011 and fiscal 2010 were 52-week years. The additional week in fiscal 2012 was included in the first quarter ended February 4, 2012.
The year-to-year revenue changes by end market and product category are more fully outlined below under Revenue Trends by End Market and Revenue Trends by Product Type.
During fiscal 2012, our revenue decreased 10% compared to fiscal 2011. Our diluted earnings per share from continuing operations decreased to $2.13 in fiscal 2012 from $2.79 in fiscal 2011. Cash flow from operations in fiscal 2012 was $814.5 million, or 30.2% of revenue. During fiscal 2012, we received $191.2 million in net proceeds from employee stock option exercises, repurchased a total of approximately 4.2 million shares of our common stock for an aggregate of $160.5 million, distributed $344.7 million to our shareholders in dividend payments, paid $56.5 million in principal payments related to our $145.0 million term loan facility, paid $132.2 million for property, plant and equipment additions and paid $24.2 million, net of cash acquired, for the acquisition of Multigig. In addition, we paid $1,183.5 million for the net purchase of short term available-for-sale investments. These factors contributed to the net decrease in cash and cash equivalents of $876.3 million in fiscal 2012.
The year-to-year decrease in revenue and profitability for fiscal 2012 was primarily the result of continued slowdown in the growth of the global economy. Our customers were increasingly cautious through the year and reduced the inventory levels of our products. We believe that our variable cost structure and continued efforts to manage production, inventory levels and expenses helped to mitigate the effect that these lower sales levels had on our earnings.

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

	2012			2011		2010
	Revenue	% of Total Product Revenue	Y/Y%	Revenue	% of Total Product Revenue	Revenue	% of Total Product Revenue
Industrial	$1,240,344	46%	(12)%	$1,411,386	47%	$1,280,027	46%
Automotive	463,577	17%	11%	417,929	14%	335,163	12%
Consumer	467,626	17%	(16)%	559,142	19%	605,541	22%
Communications	529,595	20%	(12)%	604,863	20%	540,772	20%
Total Revenue	$2,701,142	100%	(10)%	$2,993,320	100%	$2,761,503	100%
Industrial — The year-to-year decrease in revenue from fiscal 2011 to fiscal 2012 in industrial end market revenue was primarily the result of a broad-based decrease in demand in this end market related to ongoing global macro-economic weakness. The year-to-year decrease was most significant for products sold into the industrial automation and instrumentation sectors. The year-to-year increase in revenue from fiscal 2010 to fiscal 2011 in industrial end market revenue was primarily the result of a broad-based increase in demand in this end market, which was most significant for products sold into the automation and instrumentation sectors and, to a lesser extent, products sold into the energy and healthcare sectors.
Automotive — The year-to-year increase in revenue from fiscal 2011 to fiscal 2012 in automotive end market revenue was primarily the result of an increase in the electronic content in automobiles used in infotainment applications and to a lesser extent in power train and safety applications and a general increase in demand by our customers. The year-to-year increase in revenue from fiscal 2010 to fiscal 2011 in automotive end market revenue was primarily the result of a general increase in the electronic content found in vehicles and, to a lesser extent, a general increase in demand by our customers.
Consumer — The year-to-year decrease in revenue from fiscal 2011 to fiscal 2012 in consumer end market revenue was primarily the result of a broad-based decrease in demand for products sold in this end market. The year-to-year decrease in revenue from fiscal 2010 to fiscal 2011 in consumer end market revenue was primarily the result of a decrease in demand for products in the digital camera and home entertainment sector primarily as a result of the impact of the earthquake and tsunami that occurred in Japan in March 2011, partially offset by an increase in demand for products used in portable devices in this end market.
Communications — The year-to-year fluctuations in communications end market revenue for the years presented are primarily the result of broad-based demand shifts in this end market, which were most significant for products sold into the wireless base station end market sector.

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

	2012			2011		2010
	Revenue	% of Total Product Revenue*	Y/Y%	Revenue	% of Total Product Revenue	Revenue	% of Total Product Revenue
Converters	$1,192,064	44%	(11)%	$1,343,487	45%	$1,295,700	47%
Amplifiers/Radio frequency	697,687	26%	(11)%	788,299	26%	701,557	25%
Other analog	397,376	15%	(3)%	410,323	14%	334,663	12%
Subtotal analog signal processing	2,287,127	85%	(10)%	2,542,109	85%	2,331,920	84%
Power management & reference	182,134	7%	(16)%	217,615	7%	194,740	7%
Total analog products	$2,469,261	91%	(11)%	$2,759,724	92%	$2,526,660	91%
Digital signal processing	231,881	9%	(1)%	233,596	8%	234,843	9%
Total Revenue	$2,701,142	100%	(10)%	$2,993,320	100%	$2,761,503	100%
_____________________________________

*	The sum of the individual percentages do not equal the total due to rounding.
The year-to-year fluctuations in total revenue for the years presented were the result of a broad-based demand shift across all product categories.
Revenue Trends by Geographic Region
During fiscal year 2012 we changed our method for classifying revenue by geographic region to more accurately reflect the primary location of our customers' design activity for our products. Prior periods have been reclassified to align with this definition. In general, the prior classification method reflected the customers' manufacturing location or the distributors' stocking territory. No changes have been made to our revenue recognition policy. A breakdown of our fiscal 2012, 2011 and 2010 revenue by geographic location follows.

				Change
	Fiscal Year			2012 over 2011		2011 over 2010
	2012	2011	2010	$ Change	% Change	$ Change	% Change
United States	$818,653	$866,142	$794,463	$(47,489)	(5)%	$71,679	9%
Rest of North and South America	114,133	144,585	134,327	(30,452)	(21)%	10,258	8%
Europe	852,668	967,417	816,561	(114,749)	(12)%	150,856	18%
Japan	333,558	398,587	433,706	(65,029)	(16)%	(35,119)	(8)%
China	341,196	360,594	320,739	(19,398)	(5)%	39,855	12%
Rest of Asia	240,934	255,995	261,707	(15,061)	(6)%	(5,712)	(2)%
Total Revenue	$2,701,142	$2,993,320	$2,761,503	$(292,178)	(10)%	$231,817	8%
In fiscal years 2012, 2011 and 2010, the predominant countries comprising “Rest of North and South America” are Canada and Mexico; the predominant countries comprising “Europe” are Germany, Sweden, France and the United Kingdom; and the predominant countries comprising “Rest of Asia” are Taiwan and South Korea.
Sales decreased in all regions in fiscal 2012 as compared to fiscal 2011 as a result of a broad-based decrease in demand.

Sales increased in all geographic regions, except Japan and Rest of Asia, in fiscal 2011 as compared to fiscal 2010, primarily as a result of increases in sales activity in the industrial, automotive and communications end market sectors. The year-to-year decrease in sales in Japan and Rest of Asia was primarily the result of lower sales activity in the consumer end market sector in this region due to the earthquake and tsunami that occurred in Japan in March 2011.
Gross Margin

				Change
	Fiscal Year			2012 over 2011		2011 over 2010
	2012	2011	2010	$ Change	% Change	$ Change	% Change
Gross Margin	$1,741,001	$1,986,541	$1,799,422	$(245,540)	(12)%	$187,119	10%
Gross Margin %	64.5%	66.4%	65.2%
Gross margin percentage in fiscal 2012 decreased 190 basis points compared to fiscal 2011 primarily as a result of decreased operating levels in our manufacturing facilities as well as a reduced percentage of sales of our products sold into the industrial automation and instrumentation sectors of the industrial end market and the wireless base station sector of the communications end market, which earn higher margins as compared to products sold into our other end market sectors.
Gross margin percentage in fiscal 2011 increased 120 basis points compared to fiscal 2010 primarily as a result of an increase in sales of $231.8 million, increased operating levels in our manufacturing facilities and the impact of efforts to reduce overall manufacturing costs, including the savings realized as a result of our wafer fabrication consolidation actions. Additionally, a higher proportion of our revenues were from products sold into the instrumentation and automation sectors of the industrial end market, which earn higher margins as compared to products sold into our other end markets.
Research and Development (R&D)

				Change
	Fiscal Year			2012 over 2011		2011 over 2010
	2012	2011	2010	$ Change	% Change	$ Change	% Change
R&D Expenses	$512,003	$505,570	$492,305	$6,433	1%	$13,265	3%
R&D Expenses as a % of Revenue	19.0%	16.9%	17.8%
R&D expenses increased in fiscal 2012 as compared to fiscal 2011 as a result of annual salary increases that became effective during the second quarter of fiscal 2012 and a general increase in spending, partially offset by lower variable compensation expense, which is linked to our overall profitability and revenue growth.
R&D expenses increased in fiscal 2011 as compared to fiscal 2010. The increase was primarily the result of higher employee salary and benefit expense due to salary increases that were effective in the second quarter of fiscal 2011, increased headcount, and a general increase in spending. These increases were partially offset by lower variable compensation expense, which is a variable expense linked to our overall profitability and revenue growth.
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

Selling, Marketing, General and Administrative (SMG&A)

				Change
	Fiscal Year			2012 over 2011		2011 over 2010
	2012	2011	2010	$ Change	% Change	$ Change	% Change
SMG&A Expenses	$396,519	$406,707	$390,560	$(10,188)	(3)%	$16,147	4%
SMG&A Expenses as a % of Revenue	14.7%	13.6%	14.1%
SMG&A expenses decreased in fiscal 2012 as compared to fiscal 2011 as lower variable compensation expense, which is a variable expense linked to our overall profitability and revenue growth, was partially offset by annual salary increases that became effective during the second quarter of fiscal 2012.
SMG&A, expenses increased in fiscal 2011 as compared to fiscal 2010. The increase was primarily the result of higher employee salary and benefit expense due to salary increases that were effective in the second quarter of fiscal 2011, increased headcount and a general increase in spending. These increases were partially offset by lower variable compensation expense, which is a variable expense linked to our overall profitability and revenue growth.
Special Charges
We monitor global macroeconomic conditions on an ongoing basis, and continue to assess opportunities for improved operational effectiveness and efficiency and better alignment of expenses with revenues. As a result of these assessments, we have undertaken various restructuring actions over the past several years. The expense reductions relating to ongoing actions are described below.
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
During fiscal 2011, we recorded a special charge of approximately $2.2 million for severance and fringe benefit costs in accordance with our ongoing benefit plan or statutory requirements at foreign locations for 25 engineering and SMG&A employees. This action was completed in the fourth quarter of fiscal 2012. This action resulted in annual cost savings of approximately $4.0 million.
During fiscal 2012, we recorded special charges of approximately $8.4 million. The special charge included $7.9 million for severance and fringe benefit costs in accordance with our ongoing benefit plan or statutory requirements at foreign locations for 95 manufacturing, engineering and SMG&A employees; $0.1 million for contract termination costs; $0.2 million for lease obligation costs for facilities that we ceased using during the third quarter of fiscal 2012 and $0.2 million for the write-off of property, plant and equipment. As of November 3, 2012, we employed 6 of the 95 employees included in this cost reduction action. These employees must continue to be employed by us until their employment is involuntarily terminated in order to receive the severance benefit. We estimate this action will result in annual savings in SMG&A expenses of approximately $12.0 million once fully implemented.

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
Operating Income from Continuing Operations

				Change
	Fiscal Year			2012 over 2011		2011 over 2010
	2012	2011	2010	$ Change	% Change	$ Change	% Change
Operating income from Continuing Operations	$824,048	$1,072,025	$900,074	$(247,977)	(23)%	$171,951	19%
Operating income from Continuing Operations as a % of Revenue	30.5%	35.8%	32.6%
The year-over-year decrease in operating income from continuing operations in fiscal 2012 as compared to fiscal 2011 was primarily the result of a decrease in revenue of $292.2 million and a 190 basis point decrease in gross margin percentage.
The increase in operating income from continuing operations in fiscal 2011 as compared to fiscal 2010 was primarily the result of an increase in revenue of $231.8 million and a 120 basis point increase in gross margin percentage.
Nonoperating (Income) Expense

				Change
	Fiscal Year			2012 over 2011	2011 over 2010
	2012	2011	2010	$ Change	$ Change
Interest expense	$26,422	$19,146	$10,429	$7,276	$8,717
Interest income	(14,448)	(9,060)	(9,837)	(5,388)	777
Other, net	(1,459)	492	(2,183)	(1,951)	2,675
Total nonoperating expense (income)	$10,515	$10,578	$(1,591)	$(63)	$12,169
The year-over-year increase in nonoperating interest expense in fiscal 2012 as compared to fiscal 2011 was primarily a result of our issuance of $375.0 million aggregate principal amount of 3.0% senior unsecured notes on April 4, 2011 which was partially offset by the impact of the termination of our interest rate swap agreement more fully described below under the heading Debt. The increases were partially offset by an increase in nonoperating interest income due to higher interest rates earned on our investments and the investment of higher cash balances in fiscal 2012 as compared to fiscal 2011, and an increase in nonoperating other income as a result of the gain from the sale of other investments in the second quarter of fiscal 2012.
The year-over-year increase in nonoperating expense (income) in fiscal 2011 as compared to fiscal 2010 was primarily due to an increase in interest expense incurred as a result of the issuance of $375 million aggregate principal amount of 3.0% senior unsecured notes on April 4, 2011, and the $145 million term loan facility entered into by a wholly owned subsidiary of ours in December 2010. In addition, we earned lower interest income as a result of lower interest rates in fiscal 2011 as compared to fiscal 2010, which was partially offset by interest earned on higher cash balances in fiscal 2011.

Provision for Income Taxes

				Change
	Fiscal Year			2012 over 2011		2011 over 2010
	2012	2011	2010	$ Change	% Change	$ Change	% Change
Provision for Income Taxes	$162,297	$200,553	$190,440	$(38,256)	(19)%	$10,113	5%
Effective Income Tax Rate	19.9%	18.9%	21.1%
Our effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where our income is earned.
Our effective tax rate for fiscal 2012 increased 100 basis points compared to our effective tax rate for fiscal 2011 due to the expiration of the U.S. federal research and development tax credit in December 2011.
Our effective tax rate for fiscal 2011 decreased 220 basis points compared to our effective tax rate for fiscal 2010 due to the impact of several discrete tax items. The effective tax rate for fiscal 2011 included the reinstatement of the federal R&D tax credit in December 2010 retroactive to January 1, 2010, resulting in a $6.0 million income tax savings; a $6.7 million reduction in the state tax credit valuation reserve; a $0.5 million tax benefit from the increase in Irish deferred taxes as a result of the increase in the Irish manufacturing tax rate from 10% to 12.5%; and a net $10.8 million tax benefit related to the settlement with the Appeals Office of the Internal Revenue Service of certain tax matters for the fiscal 2004 through fiscal 2007 tax years.
Income from Continuing Operations, Net of Tax

				Change
	Fiscal Year			2012 over 2011		2011 over 2010
	2012	2011	2010	$ Change	% Change	$ Change	% Change
Income from Continuing Operations, net of tax	$651,236	$860,894	$711,225	$(209,658)	(24)%	$149,669	21%
Income from Continuing Operations, net of tax as a % of Revenue	24.1%	28.8%	25.8%
Diluted EPS from Continuing Operations	$2.13	$2.79	$2.33	$(0.66)	(24)%	$0.46	20%
The year-over-year decrease in net income from continuing operations in fiscal 2012 from fiscal 2011 was primarily a result of the $248.0 million decrease in operating income from continuing operations offset by a lower provision for income taxes in fiscal 2012.
Net income from continuing operations in fiscal 2011 was higher than in fiscal 2010 primarily as a result of the $172.0 million increase in operating income from continuing operations, offset by lower nonoperating income and a higher provision for income taxes in fiscal 2011 than in fiscal 2010.
The impact of inflation and foreign currency exchange rate movement on our results of operations during the past three fiscal years has not been significant.
Discontinued Operations

	Fiscal Year
	2012	2011	2010
Total income from Discontinued Operations, net of tax	$—	$6,500	$859
Diluted earnings per share from Discontinued Operations	$—	$0.02	$0.00
We sold our Baseband Chipset Business to MediaTek Inc. and our CPU voltage regulation and PC thermal monitoring business to certain subsidiaries of ON Semiconductor Corporation during the first quarter of fiscal 2008. Accordingly, the results of the operations of these businesses have been presented as discontinued operations within the consolidated financial statements.

Acquisitions
In fiscal 2012, we acquired privately-held Multigig, Inc. (Multigig) of San Jose, California. The acquisition of Multigig is expected to enhance our clocking capabilities in stand-alone and embedded applications and strengthen our high speed signal processing solutions. The acquisition-date fair value of the consideration transferred totaled $26.8 million, which consisted of $24.2 million in initial cash payments at closing and an additional $2.6 million subject to an indemnification holdback that is payable within 15 months of the transaction date, which is included in accrued liabilities in the consolidated balance sheet as of November 3, 2012. Our assessment of fair value of the tangible and intangible assets acquired and liabilities assumed was based on their estimated fair values at the date of acquisition, resulting in the recognition of $15.6 million of in-process research and development (IPR&D), $1.1 million of developed technology, $7.0 million of goodwill and $3.1 million of net deferred tax assets. During the third quarter of fiscal 2012, we reduced the indemnification holdback amount by $0.1 million as a result of indemnification claims. During the fourth quarter of fiscal 2012, we finalized our purchase accounting for Multigig which resulted in adjustments of $0.4 million to deferred taxes and goodwill. In addition, we will be obligated to pay royalties to the Multigig employees on revenue recognized from the sale of certain Multigig products through the earlier of 5 years or the aggregate maximum payment of $1.0 million. Royalty payments to Multigig employees require post-acquisition services to be rendered and, as such, we will record these amounts as compensation expense in the related periods. As of November 3, 2012, no royalty payments have been made. We recognized $0.5 million of acquisition-related costs that were expensed in the second quarter of fiscal 2012, which were included in operating expenses in the consolidated statement of income.
In fiscal 2011, we acquired privately-held Lyric Semiconductor, Inc. (Lyric) of Cambridge, Massachusetts. The acquisition of Lyric gives us the potential to achieve an order of magnitude improvement in power efficiency in mixed signal processing. The acquisition-date fair value of the consideration transferred totaled $27.8 million, which consisted of $14.0 million in initial cash payments at closing and contingent consideration of up to $13.8 million. The contingent consideration arrangement requires additional cash payments to the former equity holders of Lyric upon the achievement of certain technological and product development milestones payable during the period from June 2011 through June 2016. As of November 3, 2012, we paid $2.0 million in contingent consideration. The payment is reflected in the statements of cash flows as cash used in financing activities related to the liability recognized at fair value as of the acquisition date and cash provided by operating activities related to the fair value adjustments previously recognized in earnings. The fair value of the remaining contingent consideration was approximately $12.2 million of IPR&D as of November 3, 2012, of which $6.8 million is included in accrued liabilities and $5.4 million is included in other non-current liabilities in the consolidated balance sheet. We allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition, resulting in the recognition of $12.2 million of in-process research and development, $18.9 million of goodwill and $3.3 million of net deferred tax liabilities. In addition, we will be obligated to pay royalties to the former equity holders of Lyric on revenue recognized from the sale of Lyric products and licenses through the earlier of 20 years or the accrual of a maximum of $25.0 million. Royalty payments to Lyric employees require post-acquisition services to be rendered and, as such, we will record these amounts as compensation expense in the related periods. As of November 3, 2012, no royalty payments have been made. We recognized $0.2 million of acquisition related costs that we expensed in the third quarter of fiscal 2011. These costs are included in operating expenses in the consolidated statement of income.
We have not provided pro forma results of operations for Multigig and Lyric in this report as they were not material to us on either an individual or an aggregate basis. We included the results of operations of each acquisition in our consolidated statement of income from the date of such acquisition.

Liquidity and Capital Resources
At November 3, 2012, our principal source of liquidity was $3,900.4 million of cash and cash equivalents and short-term investments, of which approximately $1,105.8 million was held in the United States. The balance of our cash and cash equivalents and short-term investments was held outside the United States in various foreign subsidiaries. As we intend to reinvest our foreign earnings indefinitely, this cash held outside the United States is not available to meet certain aspects of our cash requirements in the United States, including cash dividends and common stock repurchases. Our cash and cash equivalents consist of highly liquid investments with maturities of three months or less at the time of acquisition, including money market funds, and our short-term investments consist primarily of corporate obligations, such as commercial paper and floating rate notes, bonds and bank time deposits. We maintain these balances with high credit quality counterparties, continually monitor the amount of credit exposure to any one issuer and diversify our investments in order to minimize our credit risk.
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

				Change
	Fiscal Year			2012 over 2011		2011 over 2010
	2012	2011	2010	$ Change	% Change	$ Change	% Change
Net Cash Provided by Operations	$814,542	$900,529	$991,175	$(85,987)	(10)%	$(90,646)	(9)%
Net Cash Provided by Operations as a % of Revenue	30.2%	30.1%	35.9%
At November 3, 2012, cash and cash equivalents totaled $528.8 million. The primary sources of funds for fiscal 2012 were net cash generated from operating activities of $814.5 million. In addition, we received $191.2 million in net proceeds from employee stock option exercises. The principal uses of funds for fiscal 2012 were the repurchase of approximately 4.2 million shares of our common stock for an aggregate of $160.5 million, dividend payments of $344.7 million, principal payments of $56.5 million related to our $145 million term loan facility, additions to property, plant and equipment of $132.2 million and payments of $24.2 million, net of cash acquired, for the acquisition of Multigig. In addition, we paid $1,183.5 million for the net purchase of short term available-for-sale investments. These factors contributed to the net decrease in cash and cash equivalents of $876.3 million in fiscal 2012.
Working Capital

	Fiscal Year
	2012	2011	$ Change	% Change
Accounts Receivable	$339,881	$348,416	$(8,535)	(2)%
Days Sales Outstanding*	45	44
Inventory	$313,723	$295,081	$18,642	6%
Days Cost of Sales in Inventory*	114	105
_______________________________________

*	We use the annualized fourth quarter revenue in our calculation of days sales outstanding and we use the annualized fourth quarter cost of sales in our calculation of days cost of sales in inventory.
The decrease in accounts receivable was primarily the result of lower revenue in the fourth quarter of fiscal 2012 compared to the fourth quarter of fiscal 2011. Days sales outstanding increased as a result of higher product shipments made to our distributors in the final month of the fourth quarter of fiscal 2012 compared to the final month of the fourth quarter of fiscal 2011.
Inventory as of November 3, 2012 increased as compared to the end of the fourth quarter of fiscal 2011 as a result of an increase in manufacturing production to support anticipated higher sales demand. Days cost of sales in inventory increased primarily due to lower manufacturing costs which resulted in cost of sales decreasing 2% from the fourth quarter of fiscal 2011 to the fourth quarter of fiscal 2012. In addition, inventory levels increased by 6% for the same period.
Current liabilities of $525.1 million at November 3, 2012, remained flat to the $525.0 million recorded at the end of fiscal 2011, as an increase in deferred income on shipments to distributors, net, which is more fully described below and an increase in accounts payable was offset by a decrease in accrued liabilities as a result of lower variable compensation expense accruals.
As of November 3, 2012 and October 29, 2011, we had gross deferred revenue of $299.0 million and $309.6 million, respectively, and gross deferred cost of sales of $60.5 million and $76.4 million, respectively. Deferred income on shipments to distributors increased in fiscal 2012 primarily as a result of a mix shift in favor of higher margin products in the channel. Sales to distributors are made under agreements that allow distributors to receive price-adjustment credits and to return qualifying products for credit, as determined by us, in order to reduce the amounts of slow-moving, discontinued or obsolete product from their inventory. Given the uncertainties associated with the levels of price-adjustment credits to be granted to distributors, the sales price to the distributors is not fixed or determinable until the distributors resell the products to their customers. Therefore, we defer revenue recognition from sales to distributors until the distributors have sold the products to their customers. The amount of price-adjustments is dependent on future overall market conditions, and therefore the levels of these adjustments could fluctuate significantly from period to period. To the extent that we experience a significant increase in the amount of credits we issue to our distributors, there could be a material impact on the ultimate revenue and gross margin recognized relating to these transactions.

Debt
As of November 3, 2012, we had $821.6 million in debt outstanding, of which $14.5 million was current. Our debt obligations consist of the following:
$375.0 million aggregate principal amount of 5.0% senior unsecured notes
On June 30, 2009, we issued $375.0 million aggregate principal amount of 5.0% senior unsecured notes due July 1, 2014 (the 5.0% Notes) with semi-annual fixed interest payments due on January 1 and July 1 of each year, commencing January 1, 2010. We swapped the fixed interest portion of these notes for a variable interest rate based on the three-month LIBOR plus 2.05%. The variable interest payments based on the variable annual rate were payable quarterly. The LIBOR based rate was set quarterly three months prior to the date of the interest payment. In the second quarter of fiscal 2012, we terminated the interest rate swap agreement. We received $19.8 million in cash proceeds from the swap termination, which included $1.3 million in accrued interest. The proceeds, net of interest received, are disclosed in cash flows from financing activities in the consolidated statements of cash flows. As a result of the termination, the carrying value of the 5.0% Notes was adjusted for the change in fair value of the interest component of the debt up to the date of the termination of the swap in an amount equal to the fair value of the swap, and will be amortized to earnings as a reduction of interest expense over the remaining life of the debt. This amortization is reflected in the consolidated statements of cash flows within operating activities.
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
The indenture governing the 5.0% Notes and 3.0% Notes contains covenants that may limit our ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of our assets to, any other party. As of November 3, 2012, we were compliant with these covenants. The terms of the $145.0 million term loan facility include limitations on subsidiary indebtedness and on liens against our assets and the assets of our subsidiaries, and also include financial covenants that require us to maintain a minimum interest coverage ratio and not exceed a maximum leverage ratio. As of November 3, 2012, we were compliant with these covenants. See Note 16, Debt, of the Notes to our Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for further information on our outstanding debt.
Revolving Credit Facility

We have a five-year $165.0 million unsecured revolving credit facility that expires in May 2013. To date, we have not borrowed under this credit facility but we may borrow in the future and use the proceeds for support of commercial paper issuance, stock repurchases, dividend payments, acquisitions, capital expenditures, working capital and other lawful corporate purposes. The terms of this facility also include financial covenants that require us to maintain a minimum interest coverage ratio and not exceed a maximum leverage ratio. As of November 3, 2012, we were compliant with these covenants.
Stock Repurchase Program
Our common stock repurchase program has been in place since August 2004. In the aggregate, our Board of Directors has authorized us to repurchase $5.0 billion of our common stock under the program. Under the program, we may repurchase outstanding shares of our common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized under the program. As of November 3, 2012, we had repurchased a total of approximately 129.2 million shares of our common stock for approximately $4,439.0 million under this program. As of November 3, 2012, an additional $561.0 million worth of shares remains available for repurchase under the current authorized program. The repurchased shares are held as authorized but unissued shares of common stock. We also from time to time repurchase shares in settlement of employee tax withholding obligations due upon the vesting of restricted stock units or the exercise of stock options, or in certain limited circumstances to satisfy the exercise price of options granted to our employees under our equity compensation plans. Any future common stock repurchases will be based on several factors, including our financial performance, outlook, liquidity and the amount of cash we have available in the United States.
Capital Expenditures
Net additions to property, plant and equipment were $132.2 million in fiscal 2012 and were funded with a combination of cash on hand and cash generated from operations. We expect capital expenditures to be in the range of approximately $90 million to $120 million in fiscal 2013 to be used primarily in our manufacturing facilities and to be funded with a combination of cash on hand and cash generated from operations.
Dividends
On November 26, 2012, our Board of Directors declared a cash dividend of $0.30 per outstanding share of common stock. The dividend will be paid on December 18, 2012 to all shareholders of record at the close of business on December 7, 2012 and is expected to total approximately $90.4 million. We currently expect quarterly dividends to continue at $0.30 per share, although they remain subject to determination and declaration by our Board of Directors. The payment of future dividends, if any, will be based on several factors, including our financial performance, outlook and liquidity.
Contractual Obligations
The table below summarizes our contractual obligations and the amounts we owe under these contracts in specified periods as of November 3, 2012:

		Payment due by period
		Less than			More than
(thousands)	Total	1 Year	1-3 Years	3-5 Years	5 Years
Contractual obligations:
Operating leases (a)	$89,028	$29,559	$36,299	$10,733	$12,437
Debt obligations	810,108	14,500	420,608	375,000	—
Interest payments associated with long-term debt obligations (b)	77,763	30,775	41,363	5,625	—
Deferred compensation plan (c)	28,480	54	—	—	28,426
Pension funding (d)	2,488	2,488	—	—	—
Total	$1,007,867	$77,376	$498,270	$391,358	$40,863
_______________________________________

(a)	Certain of our operating lease obligations include escalation clauses. These escalating payment requirements are reflected in the table.

(b)
The interest payments related to our term loan facility are based on LIBOR plus a spread of 1.25% (1.46% as of November 3, 2012). The actual payments will be based on the LIBOR rate corresponding to the tenor of the interest period chosen, plus a spread of 1.25% which is set two business days prior to the start of the new interest period.

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

(d)
Our funding policy for our foreign defined benefit plans is consistent with the local requirements of each country. The payment obligations in the table are estimates of our expected contributions to these plans for fiscal year 2013. The actual future payments may differ from the amounts presented in the table and reasonable estimates of payments beyond one year are not practical because of potential future changes in variables, such as plan asset performance, interest rates and the rate of increase in compensation levels.

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
As of November 3, 2012, our total liabilities associated with uncertain tax positions was $10.1 million, which are included in “Other non-current liabilities” in our consolidated balance sheet contained in Item 8 of this Annual Report on Form 10-K. Due to the complexity associated with our tax uncertainties, we cannot make a reasonably reliable estimate of the period in which we expect to settle the non-current liabilities associated with these uncertain tax positions. Therefore, we have not included these uncertain tax positions in the above contractual obligations table.
The expected timing of payments and the amounts of the obligations discussed above are estimated based on current information available as of November 3, 2012.
Off-balance Sheet Financing
As of November 3, 2012, we had no off-balance sheet financing arrangements.
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
We are planning for revenue in the first quarter of fiscal 2013 to be down approximately 6% to 12% from the fourth quarter of fiscal 2012. Our plan is for gross margin percentage for the first quarter of fiscal 2013 to be approximately 62.0%. We are planning for operating expenses in the first quarter of fiscal 2013 to be approximately $223 million and our tax rate to be approximately 18%. As a result, our plan is for Diluted EPS to be approximately $0.40 to $0.48 in the first quarter of fiscal 2013.
New Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) that are adopted by us as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards will not have a material impact on our future financial condition and results of operations. See Note 2t, New Accounting Pronouncements, of the Notes to our Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for a description of recently issued and adopted accounting pronouncements, including the dates of adoption and impact on our historical financial condition and results of operations.
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
Goodwill
Goodwill is subject to annual impairment tests or more frequently if indicators of potential impairment exist and suggest that the carrying value of goodwill may not be recoverable from estimated discounted future cash flows. We test goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the fourth quarter (on or about August 1) or more frequently if we believe indicators of impairment exist. For our latest annual impairment assessment that occurred on August 5, 2012, we identified our reporting units to be our five operating segments, which meet the aggregation criteria for one reportable segment. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. We generally determine the fair value of our reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies, which requires significant judgment by management. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. These impairment tests may result in impairment losses that could have a material adverse impact on our results of operations.

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
Stock-Based Compensation
Stock-based compensation expense associated with stock options and related awards is recognized in the statement of income. Determining the amount of stock-based compensation to be recorded requires us to develop estimates to be used in calculating the grant-date fair value of stock options. We calculate the grant-date fair values using the Black-Scholes valuation model. The use of valuation models requires us to make estimates of the following items:

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
The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. Based on an analysis of our historical forfeitures, we have applied an annual forfeiture rate of 4.4% to all unvested stock-based awards as of November 3, 2012. The rate of 4.4% represents the portion that is expected to be forfeited each year over the vesting period. This analysis is re-evaluated quarterly and the forfeiture rate is adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those awards that vest.
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

Post-Retirement Benefits
We have significant pension costs and liabilities related to our foreign defined benefit pension plans that are developed from actuarial valuations specific to each country. Inherent in these valuations are key assumptions including discount rates, expected return on plan assets, mortality rates, merit and promotion increases. We are required to consider current market conditions, including changes in interest rates, in making our assumptions. Changes in the related pension costs or liabilities may occur in the future due to changes in our assumptions. Our assumptions as to the expected long-term rates of return on plan assets are based upon the composition of plan assets, historical long-term rates of return on similar assets and current and expected market conditions. The discount rate used for non-U.S. plans reflects the market rate for high-quality fixed-income investments on our annual measurement date (November 3) and is subject to change each year. The discount rates used for plans outside the U.S. are based on a combination of relevant indices regarding corporate and government securities, the duration of the liability and appropriate judgment. Changes in pension income/costs or assets/liabilities may occur in the future due to changes in the assumptions and changes in asset values.   If the actual results and events of our pension plan differ from our current assumptions, our benefit obligations may be over-or under-valued.   See the disclosures about pension obligations, the composition of plan assets, assumptions and other matters in Note 13 of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

We performed a sensitivity analysis on the discount rate and long-term rate of return on assets, which are key assumptions in determining our net periodic post-retirement benefit cost. The table below illustrates the impact of an increase/(decrease) of 25 basis points in these assumptions for the year ended November 3, 2012.

	Increase/(Decrease) in Pension Expense
	25 Basis Point Increase	25 Basis Point Decrease
Long-term rate of return on assets used to determine net periodic benefit cost	$(0.5)	$0.5
Discount rate used to determine net periodic benefit cost	$(1)	$1

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Exposure
Our interest income and expense are sensitive to changes in the general level of interest rates. In this regard, changes in interest rates affect the interest earned on our marketable securities and short term investments, as well as the fair value of our investments, debt and interest-rate swap agreement.
Based on our marketable securities and short-term investments outstanding as of November 3, 2012 and October 29, 2011, our annual interest income would change by approximately $41 million and $38 million, respectively, for each 100 basis point increase in interest rates.
To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of November 3, 2012 and October 29, 2011, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $10 million decline in each year in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.
As of November 3, 2012, we had $750 million in principal amount of senior unsecured notes outstanding, which consisted of $375 million 5% senior unsecured notes, due July 1, 2014 and $375 million 3% senior unsecured notes, due April 15, 2016. As of November 3, 2012, a hypothetical 100 basis point increase in market interest rates would reduce the fair value of our $375 million of 3% senior unsecured notes outstanding by approximately $13 million. As of November 3, 2012 a similar increase in market interest rates would change the fair value of our $375 million 5% senior unsecured notes by $6 million.

Foreign Currency Exposure
As more fully described in Note 2i in the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K, we regularly hedge our non-U.S. dollar-based exposures by entering into forward foreign currency exchange contracts. The terms of these contracts are for periods matching the duration of the underlying exposure and generally range from one month to twelve months. Currently, our largest foreign currency exposure is the Euro, primarily because our European operations have the highest proportion of our local currency denominated expenses. Relative to foreign currency exposures existing at November 3, 2012 and October 29, 2011, a 10% unfavorable movement in foreign currency exchange rates over the course of the year would expose us to approximately $1 million in losses in earnings or cash flows.
The market risk associated with our derivative instruments results from currency exchange rates that are expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. The counterparties to the agreements relating to our foreign exchange instruments consist of a number of major international financial institutions with high credit ratings. Based on the credit ratings of our counterparties as of November 3, 2012, we do not believe that there is significant risk of nonperformance by them. While the contract or notional amounts of derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of our exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of counterparties to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparties’ obligations under the contracts exceed our obligations to the counterparties.
The following table illustrates the effect that a 10% unfavorable or favorable movement in foreign currency exchange rates, relative to the U.S. dollar, would have on the fair value of our forward exchange contracts as of November 3, 2012 and October 29, 2011:

	November 3, 2012	October 29, 2011
Fair value of forward exchange contracts asset	$1,061	$2,472
Fair value of forward exchange contracts liability	$—	$—
Fair value of forward exchange contracts after a 10% unfavorable movement in foreign currency exchange rates asset	$16,800	$17,859
Fair value of forward exchange contracts after a 10% favorable movement in foreign currency exchange rates liability	$(13,885)	$(13,332)
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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ANALOG DEVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years ended November 3, 2012, October 29, 2011 and October 30, 2010

(thousands, except per share amounts)	2012	2011	2010
Revenue
Revenue	$2,701,142	$2,993,320	$2,761,503
Costs and Expenses
Cost of sales(1)	960,141	1,006,779	962,081
Gross margin	1,741,001	1,986,541	1,799,422
Operating expenses:
Research and development(1)	512,003	505,570	492,305
Selling, marketing, general and administrative(1)	396,519	406,707	390,560
Special charges	8,431	2,239	16,483
	916,953	914,516	899,348
Operating income from continuing operations	824,048	1,072,025	900,074
Nonoperating (income) expenses:
Interest expense	26,422	19,146	10,429
Interest income	(14,448)	(9,060)	(9,837)
Other, net	(1,459)	492	(2,183)
	10,515	10,578	(1,591)
Earnings
Income from continuing operations before income taxes	813,533	1,061,447	901,665
Provision for income taxes:
Payable currently	172,098	198,849	200,306
Deferred	(9,801)	1,704	(9,866)
	162,297	200,553	190,440
Income from continuing operations, net of tax	651,236	860,894	711,225
Gain on sale of discontinued operations, net of tax	—	6,500	859
Net income	$651,236	$867,394	$712,084
Shares used to compute earnings per share — Basic	298,761	299,417	297,387
Shares used to compute earnings per share — Diluted	306,191	308,236	305,861
Earnings per share — Basic
Income from continuing operations, net of tax	$2.18	$2.88	$2.39
Net income	$2.18	$2.90	$2.39
Earnings per share — Diluted
Income from continuing operations, net of tax	$2.13	$2.79	$2.33
Net income	$2.13	$2.81	$2.33
Dividends declared and paid per share	$1.15	$0.94	$0.84
(1) Includes stock-based compensation expense as follows:
Cost of sales	$7,254	$7,294	$7,333
Research and development	$23,169	$23,289	$23,342
Selling, marketing, general and administrative	$23,077	$21,775	$21,077

See accompanying Notes.

ANALOG DEVICES, INC.
CONSOLIDATED BALANCE SHEETS
November 3, 2012 and October 29, 2011

(thousands, except per share amounts)	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$528,833	$1,405,100
Short-term investments	3,371,545	2,187,362
Accounts receivable less allowances of $2,721 ($1,465 in 2011)	339,881	348,416
Inventories(1)	313,723	295,081
Deferred tax assets	90,335	82,171
Prepaid income tax	8,624	22,002
Prepaid expenses and other current assets	43,244	46,216
Total current assets	4,696,185	4,386,348
Property, Plant and Equipment, at Cost
Land and buildings	447,818	430,453
Machinery and equipment	1,681,661	1,606,150
Office equipment	50,042	51,960
Leasehold improvements	48,630	48,338
	2,228,151	2,136,901
Less accumulated depreciation and amortization	1,727,284	1,658,062
Net property, plant and equipment	500,867	478,839
Other Assets
Deferred compensation plan investments	28,426	26,410
Other investments	1,816	2,951
Goodwill	283,833	275,087
Intangible assets, net	28,772	12,200
Deferred tax assets	43,531	37,645
Other assets	36,917	58,155
Total other assets	423,295	412,448
	$5,620,347	$5,277,635
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$117,034	$113,056
Deferred income on shipments to distributors, net	238,541	233,249
Income taxes payable	6,097	6,584
Current portion of long-term debt	14,500	14,500
Accrued liabilities	148,907	157,616
Total current liabilities	525,079	525,005
Non-current Liabilities
Long-term debt	807,098	871,876
Deferred income taxes	1,130	1,260
Deferred compensation plan liability	28,426	26,428
Other non-current liabilities	93,255	57,653
Total non-current liabilities	929,909	957,217
Commitments and contingencies (Note 12)
Shareholders’ Equity
Preferred stock, $1.00 par value, 471,934 shares authorized, none outstanding	—	—
Common stock, $0.16 2/3 par value, 1,200,000,000 shares authorized, 301,389,176 shares issued and outstanding (297,960,718 on October 29, 2011)	50,233	49,661
Capital in excess of par value	390,651	289,587
Retained earnings	3,788,869	3,482,334
Accumulated other comprehensive loss	(64,394)	(26,169)
Total shareholders’ equity	4,165,359	3,795,413
	$5,620,347	$5,277,635
_______________________________________

(1)	Includes $2,517 and $2,431 related to stock-based compensation at November 3, 2012 and October 29, 2011, respectively.
See accompanying Notes.

ANALOG DEVICES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years ended November 3, 2012, October 29, 2011 and October 30, 2010

			Capital in		Accumulated Other
	Common Stock		Excess of	Retained	Comprehensive
(thousands)	Shares	Amount	Par Value	Earnings	(Loss) Income
BALANCE, OCTOBER 31, 2009	291,862	$48,645	$56,306	$2,434,446	$(10,248)
Activity in Fiscal 2010
Net Income — 2010				712,084
Dividends declared and paid				(249,964)
Issuance of stock under stock plans and other, net of repurchases	8,066	1,344	214,803
Tax deficit— stock options			3,744
Stock-based compensation expense			51,752
Other comprehensive income					(23,347)
Common stock repurchased	(1,275)	(212)	(39,636)
BALANCE, OCTOBER 30, 2010	298,653	49,777	286,969	2,896,566	(33,595)
Activity in Fiscal 2011
Net Income — 2011				867,394
Dividends declared and paid				(281,626)
Issuance of stock under stock plans and other, net of repurchases	8,316	1,385	215,779
Tax benefit — stock options			63,236
Stock-based compensation expense			52,358
Other comprehensive loss					7,426
Common stock repurchased	(9,008)	(1,501)	(328,755)
BALANCE, OCTOBER 29, 2011	297,961	49,661	289,587	3,482,334	(26,169)
Activity in Fiscal 2012
Net Income — 2012				651,236
Dividends declared and paid				(344,701)
Issuance of stock under stock plans and other, net of repurchases	7,648	1,275	189,945
Tax benefit — stock options			17,452
Stock-based compensation expense			53,500
Other comprehensive income					(38,225)
Common stock repurchased	(4,220)	(703)	(159,833)
BALANCE, NOVEMBER 3, 2012	301,389	$50,233	$390,651	$3,788,869	$(64,394)

See accompanying Notes.

ANALOG DEVICES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended November 3, 2012, October 29, 2011 and October 30, 2010

(thousands)	2012	2011	2010
Income from continuing operations, net of tax	$651,236	$860,894	$711,225
Foreign currency translation adjustment	3,020	(647)	6,085
Net unrealized (losses) gains on securities:
Net unrealized holding gains (losses) (net of taxes of $115 in 2012, $67 in 2011 and $6 in 2010) on available-for-sale securities classified as short-term investments	525	(459)	(50)
Net unrealized holding (losses) gains (net of taxes of $301 in 2012, $64 in 2011 and $175 in 2010) on securities classified as other investments	(558)	(118)	325
Net unrealized (losses) gains on securities	(33)	(577)	275
Derivative instruments designated as cash flow hedges:
Changes in fair value of derivatives (net of taxes of $1,233 in 2012, $539 in 2011 and $449 in 2010)	(7,923)	3,347	(1,339)
Realized loss (gain) reclassification (net of taxes of $1,160 in 2012, $1,171 in 2011 and $458 in 2010)	7,401	(7,793)	1,863
Net change in derivative instruments designated as cash flow hedges	(522)	(4,446)	524
Accumulated other comprehensive (loss) income — pension plans:
Transition asset (obligation) (net of taxes of $1 in 2012, $1 in 2011 and $34 in 2010)	15	12	(80)
Net actuarial (loss) gain (net of taxes of $7,243 in 2012, $1,770 in 2011 and $4,594 in 2010)	(44,784)	13,084	(30,151)
Net prior service income (net of taxes of $584 in 2012, $0 in 2011 and $0 in 2010)	4,079	—	—
Net change in accumulated other comprehensive (loss) income — pension plans (net of taxes of $6,658 in 2012, $1,771 in 2011 and $4,560 in 2010)	(40,690)	13,096	(30,231)
Other comprehensive (loss) income	(38,225)	7,426	(23,347)
Comprehensive income from continuing operations	613,011	868,320	687,878
Gain on sale of discontinued operations, net of tax	—	6,500	859
Comprehensive income	$613,011	$874,820	$688,737

See accompanying Notes.

ANALOG DEVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended November 3, 2012 October 29, 2011 and October 30, 2010

(thousands)	2012	2011	2010
Operations
Cash flows from operating activities:
Net income	$651,236	$867,394	$712,084
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	109,705	116,873	116,083
Amortization of intangibles	128	1,346	4,828
Stock-based compensation expense	53,500	52,358	51,752
Gain on sale of business	—	(6,500)	(859)
Gain on sale of investments	(1,231)	—	—
Non-cash portion of special charges	219	—	487
Other non-cash activity	(3,187)	833	1,662
Excess tax benefit — stock options	(12,230)	(44,936)	(317)
Deferred income taxes	(9,801)	1,704	(9,866)
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	5,774	40,025	(82,380)
Increase in inventories	(18,592)	(17,603)	(24,274)
Decrease (increase) in prepaid expenses and other current assets	8,471	822	(4,002)
Increase in deferred compensation plan investments	(2,070)	(17,720)	(747)
Increase (decrease) in prepaid income tax	13,319	(16,681)	—
Increase (decrease) in accounts payable, deferred income and accrued liabilities	60	(90,323)	190,043
Increase in deferred compensation plan liability	2,052	17,738	750
Increase in income taxes payable	25,930	893	61,984
Decrease in other liabilities	(8,741)	(5,694)	(26,053)
Total adjustments	163,306	33,135	279,091
Net cash provided by operating activities	814,542	900,529	991,175
Investing Activities
Cash flows from investing:
Purchases of short-term available-for-sale investments	(8,165,043)	(4,289,304)	(3,478,025)
Maturities of short-term available-for-sale investments	6,543,795	3,436,284	2,801,727
Sales of short-term available-for-sale investments	437,748	282,861	234,718
Additions to property, plant and equipment, net	(132,176)	(122,996)	(111,557)
Net proceeds related to sale of businesses	—	10,000	63,036
Proceeds related to sale of investments	1,506	—	—
Payments for acquisitions, net of cash acquired	(24,158)	(13,988)	—
(Increase) decrease in other assets	(1,362)	(6,595)	4,276
Net cash used for investing activities	(1,339,690)	(703,738)	(485,825)
Financing Activities
Cash flows from financing activities:
Proceeds from long-term debt	—	515,507	—
Early termination of swap agreements	18,520	—	—
Term loan repayments	(56,500)	(28,392)	—
Dividend payments to shareholders	(344,701)	(281,626)	(249,964)
Repurchase of common stock	(160,536)	(330,256)	(39,848)
Net proceeds from employee stock plans	191,220	217,164	216,147
Contingent consideration payment	(1,991)	—	—
(Decrease) Increase in other financing activities	(7,869)	1,279	710
Excess tax benefit — stock options	12,230	44,936	317
Net cash (used for) provided by financing activities	(349,627)	138,612	(72,638)
Effect of exchange rate changes on cash	(1,492)	(303)	(2,441)
Net (decrease) increase in cash and cash equivalents	(876,267)	335,100	430,271
Cash and cash equivalents at beginning of year	1,405,100	1,070,000	639,729
Cash and cash equivalents at end of year	$528,833	$1,405,100	$1,070,000
See accompanying Notes.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended November 3, 2012, October 29, 2011 and October 30, 2010
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

2. Summary of Significant Accounting Policies

a.Principles of Consolidation
The consolidated financial statements include the accounts of the Company and all of its subsidiaries. Upon consolidation, all intercompany accounts and transactions are eliminated. Certain amounts reported in previous years have been reclassified to conform to the fiscal 2012 presentation. Such reclassified amounts were immaterial. The Company’s fiscal year is the 52-week or 53-week period ending on the Saturday closest to the last day in October. Fiscal year 2012 was a 53-week period. Fiscal years 2011 and 2010 were 52-week periods. The additional week in fiscal 2012 was included in the first quarter ended February 4, 2012.
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

b.	Cash, Cash Equivalents and Short-term Investments
Cash and cash equivalents are highly liquid investments with insignificant interest rate risk and maturities of three months or less at the time of acquisition. Cash, cash equivalents and short-term investments consist primarily of institutional money market funds, corporate obligations such as commercial paper and bonds and bank time deposits.
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

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s deferred compensation plan investments are classified as trading. See Note 7 for additional information on the Company’s deferred compensation plan investments. There were no cash equivalents or short-term investments classified as trading at November 3, 2012 or October 29, 2011.
The Company periodically evaluates its investments for impairment. There were no other-than-temporary impairments of short-term investments in any of the fiscal years presented.
Realized gains or losses recognized in non-operating income from the sales of available-for-sale securities were not material during any of the fiscal years presented.
Unrealized gains and losses on available-for-sale securities classified as short-term investments at November 3, 2012 and October 29, 2011 were as follows:

	2012	2011
Unrealized gains on securities classified as short-term investments	$581	$22
Unrealized losses on securities classified as short-term investments	(519)	(600)
Net unrealized losses on securities classified as short-term investments	$62	$(578)
Unrealized gains and losses in fiscal years 2012 and 2011 relate to corporate obligations.
The components of the Company’s cash and cash equivalents and short-term investments as of November 3, 2012 and October 29, 2011 were as follows:

	2012	2011
Cash and cash equivalents:
Cash	$35,413	$17,857
Available-for-sale	490,904	1,374,069
Held-to-maturity	2,516	13,174
Total cash and cash equivalents	$528,833	$1,405,100
Short-term investments:
Available-for-sale	$3,370,551	$2,186,782
Held-to-maturity (less than one year to maturity)	994	580
Total short-term investments	$3,371,545	$2,187,362
See Note 2j for additional information on the Company’s cash equivalents and short-term investments.

c.	Supplemental Cash Flow Statement Information

	2012	2011	2010
Cash paid during the fiscal year for:
Income taxes	$143,899	$223,716	$137,149
Interest	$29,177	$16,492	$9,199

d.	Inventories
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
Inventories at November 3, 2012 and October 29, 2011 were as follows:

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2012	2011
Raw materials	$28,111	$28,085
Work in process	185,773	170,398
Finished goods	99,839	96,598
Total inventories	$313,723	$295,081

e.	Property, Plant and Equipment
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
Depreciation expense for property, plant and equipment was $109.7 million, $116.9 million and $116.1 million in fiscal 2012, 2011 and 2010, respectively.
The Company reviews property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amount to the future undiscounted cash flows the assets are expected to generate over their remaining economic lives. If such assets are considered to be impaired, the impairment to be recognized in earnings equals the amount by which the carrying value of the assets exceeds their fair value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. If such assets are not impaired, but their useful lives have decreased, the remaining net book value is amortized over the revised useful life.

f.	Goodwill and Intangible Assets

Goodwill

The Company evaluates goodwill for impairment annually as well as whenever events or changes in circumstances suggest that the carrying value of goodwill may not be recoverable. The Company tests goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis on the first day of the fourth quarter (on or about August 1) or more frequently if indicators of impairment exist. For the Company’s latest annual impairment assessment that occurred on August 5, 2012, the Company identified its reporting units to be its five operating segments, which meet the aggregation criteria for one reportable segment. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company determines the fair value of its reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. No impairment of goodwill resulted in any of the fiscal years presented. The Company’s next annual impairment assessment will be performed as of the first day of the fourth quarter of fiscal 2013 unless indicators arise that would require the Company to reevaluate at an earlier date. The following table presents the changes in goodwill during fiscal 2012 and fiscal 2011:

	2012	2011
Balance at beginning of year	$275,087	$255,580
Acquisition of Lyric Semiconductor (Note 6)	—	18,865
Acquisition of Multigig, Inc. (Note 6)	7,298	—
Foreign currency translation adjustment	1,448	642
Balance at end of year	$283,833	$275,087

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets

The Company reviews finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of assets may not be recoverable. Recoverability of these assets is measured by comparison of their carrying value to future undiscounted cash flows the assets are expected to generate over their remaining economic lives. If such assets are considered to be impaired, the impairment to be recognized in earnings equals the amount by which the carrying value of the assets exceeds their fair value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. As of October 29, 2011, the Company’s finite-lived intangible assets were fully amortized. As of November 3, 2012, the Company’s finite-lived intangible assets consisted of the following which related to the acquisition of Multigig, Inc. (Note 6):

	November 3, 2012
	Gross Carrying Amount	Accumulated Amortization
Technology-based	$1,100	$128

Amortization expense related to finite-lived intangible assets was $0.1 million, $1.3 million and $4.8 million in fiscal 2012, 2011 and 2010, respectively. The remaining amortization expense will be recognized over a weighted-average period of approximately 2.3 years.

The Company expects annual amortization expense for intangible assets to be:

Fiscal Year	Amortization Expense
2013	$220
2014	$220
2015	$220
2016	$220
2017	$92

Indefinite-lived intangible assets are tested for impairment on an annual basis on the first day of the fourth quarter (on or about August 1) or more frequently if indicators of impairment exist. The impairment test involves the comparison of the fair values of the intangible assets with their carrying amount. No impairment of intangible assets resulted in any of the fiscal years presented.

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

Indefinite-lived intangible assets consisted of $27.8 million and $12.2 million of IPR&D as of November 3, 2012 and October 29, 2011, respectively.

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
The functional currency for the Company’s foreign sales and research and development operations is the applicable local currency. Gains and losses resulting from translation of these foreign currencies into U.S. dollars are recorded in accumulated other comprehensive (loss) income. Transaction gains and losses and re-measurement of foreign currency denominated assets and liabilities are included in income currently, including those at the Company’s principal foreign manufacturing operations where the functional currency is the U.S. dollar. Foreign currency transaction gains or losses included in other expenses, net, were not material in fiscal 2012, 2011 or 2010.

i.	Derivative Instruments and Hedging Agreements
Foreign Exchange Exposure Management — The Company enters into forward foreign currency exchange contracts to offset certain operational and balance sheet exposures from the impact of changes in foreign currency exchange rates. Such exposures result from the portion of the Company’s operations, assets and liabilities that are denominated in currencies other than the U.S. dollar, primarily the Euro; other significant exposures include the Philippine Peso and the British Pound. These foreign currency exchange contracts are entered into to support transactions made in the normal course of business, and accordingly, are not speculative in nature. The contracts are for periods consistent with the terms of the underlying transactions, generally one year or less. Hedges related to anticipated transactions are designated and documented at the inception of the respective hedges as cash flow hedges and are evaluated for effectiveness monthly. Derivative instruments are employed to eliminate or minimize certain foreign currency exposures that can be confidently identified and quantified. As the terms of the contract and the underlying transaction are matched at inception, forward contract effectiveness is calculated by comparing the change in fair value of the contract to the change in the forward value of the anticipated transaction, with the effective portion of the gain or loss on the derivative instrument reported as a component of accumulated other comprehensive (loss) income (OCI) in shareholders’ equity and reclassified into earnings in the same period during which the hedged transaction effects earnings. Any residual change in fair value of the instruments, or ineffectiveness, is recognized immediately in other (income) expense. Additionally, the Company enters into forward foreign currency contracts that economically hedge the gains and losses generated by the re-measurement of certain recorded assets and liabilities in a non-functional currency. Changes in the fair value of these undesignated hedges are recognized in other (income) expense immediately as an offset to the changes in the fair value of the asset or liability being hedged. As of November 3, 2012 and October 29, 2011, the total notional amount of these undesignated hedges was $31.5 million and $41.2 million, respectively. The fair value of these hedging instruments in the Company’s consolidated balance sheets as of November 3, 2012 and October 29, 2011 was immaterial.
Interest Rate Exposure Management — On June 30, 2009, the Company entered into interest rate swap transactions related to its outstanding 5.0% senior unsecured notes where the Company swapped the notional amount of its $375.0 million of fixed rate debt at 5.0% into floating interest rate debt through July 1, 2014. Under the terms of the swaps, the Company would (i) receive on the $375.0 million notional amount a 5.0% annual interest payment that is paid in two installments on the 1st business day of every January and July, commencing January 1, 2010 through and ending on the maturity date; and (ii) pay on the $375.0 million notional amount an annual three months LIBOR plus 2.05% interest payment, payable in four installments on the 1st business day of every January, April, July and October, commencing on October 1, 2009 and ending on the maturity date. The LIBOR-based rate was set quarterly three months prior to the date of the interest payment. The Company designated these swaps as fair value hedges. The fair value of the swaps at inception was zero and subsequent changes in the fair value of the interest rate swaps were reflected in the carrying value of the interest rate swaps on the balance sheet. The carrying value of the debt on the balance sheet was adjusted by an equal and offsetting amount. The gain or loss on the hedged item (that is, the fixed-rate borrowings) attributable to the hedged benchmark interest rate risk and the offsetting gain or loss on the related interest rate swaps for fiscal year 2012 and fiscal year 2011 were as follows:

Statement of income classification	November 3, 2012			October 29, 2011
	Loss on Swaps	Gain on Note	Net Income Effect	Loss on Swaps	Gain on Note	Net Income Effect
Other income	$(769)	$769	$—	$(4,614)	$4,614	$—
The amounts earned and owed under the swap agreements were accrued each period and were reported in interest expense. There was no ineffectiveness recognized in any of the periods presented. In the second quarter of fiscal 2012, the Company terminated the interest rate swap agreement. The Company received $19.8 million in cash proceeds from the swap termination, which included $1.3 million in accrued interest. The proceeds, net of interest received, are disclosed in cash flows from financing activities in the consolidated statements of cash flows. As a result of the termination, the carrying value of the 5.0% Notes was adjusted for the change in the fair value of the interest component of the debt up to the date of the termination of the swap in an amount equal to the fair value of the swap, and will be amortized to earnings as a reduction of interest expense over the remaining life of the debt. During fiscal year 2012, $5.3 million was amortized into earnings as a reduction of interest expense related to the swap termination. This amortization is reflected in the consolidated statements of cash flows

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

within operating activities.
The market risk associated with the Company’s derivative instruments results from currency exchange rate or interest rate movements that are expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. The counterparties to the agreements relating to the Company’s derivative instruments consist of a number of major international financial institutions with high credit ratings. Based on the credit ratings of the Company’s counterparties as of November 3, 2012, nonperformance is not perceived to be a significant risk. Furthermore, none of the Company’s derivatives are subject to collateral or other security arrangements and none contain provisions that are dependent on the Company’s credit ratings from any credit rating agency. While the contract or notional amounts of derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of the Company’s exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of counterparties to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparties’ obligations under the contracts exceed the obligations of the Company to the counterparties. As a result of the above considerations, the Company does not consider the risk of counterparty default to be significant.

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
The total notional amounts of derivative instruments designated as hedging instruments was $151.8 million and $153.7 million, respectively, of cash flow hedges denominated in Euros, British Pounds, Philippine Pesos and Japanese Yen as of November 3, 2012 and October 29, 2011, respectively. The Company also had $375.0 million of interest rate swap agreements accounted for as fair value hedges as of October 29, 2011. The fair values of these hedging instruments in the Company’s consolidated balance sheets as of November 3, 2012 and October 29, 2011 were as follows:

		Fair Value At
	Balance Sheet Location	November 3, 2012	October 29, 2011
Interest rate swap agreements	Other assets	$—	$22,187
Forward foreign currency exchange contracts	Prepaid expenses and other current assets	$1,161	$2,038
The effect of derivative instruments designated as cash flow hedges on the consolidated statements of income for fiscal 2012 and 2011 were as follows:

	November 3, 2012	October 29, 2011
(Gain) loss recognized in OCI on derivatives (net of tax of $1,233 in 2012 and $539 in 2011)	$(7,923)	$3,347
Loss (gain) reclassified from OCI into income (net of tax of $1,160 in 2012 and $1,171 in 2011)	$7,401	$(7,793)

The amounts reclassified into earnings before tax are recognized in cost of sales and operating expenses for fiscal 2012 and fiscal 2011 were as follows:

	November 3, 2012	October 29, 2011
Cost of sales	$3,096	$(4,363)
Research and development	$2,344	$(2,264)
Selling, marketing, general and administrative	$3,121	$(2,337)

All derivative gains and losses included in OCI will be reclassified into earnings within the next 12 months. There was no ineffectiveness during fiscal years ended November 3, 2012 and October 29, 2011.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated Derivative Gains or Losses
The following table summarizes activity in accumulated other comprehensive (loss) income related to derivatives classified as cash flow hedges held by the Company during the period from October 31, 2010 through November 3, 2012:

	2012	2011
Balance at beginning of year	$1,687	$6,133
Changes in fair value of derivatives — (loss) gain, net of tax	(7,923)	3,347
Loss (gain) reclassified into earnings from other comprehensive income (loss), net of tax	7,401	(7,793)
Balance at end of year	$1,165	$1,687

j.	Fair Value
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
The tables below, set forth by level, the Company’s financial assets and liabilities, excluding accrued interest components that were accounted for at fair value on a recurring basis as of November 3, 2012 and October 29, 2011. The tables exclude cash on hand and assets and liabilities that are measured at historical cost or any basis other than fair value. As of November 3, 2012 and October 29, 2011, the Company held $38.9 million and $31.6 million, respectively, of cash and held-to-maturity investments that were excluded from the tables below. The carrying value of the debt outstanding on our $145 million term loan facility is considered to approximate fair value as the term loan bears interest at a variable rate.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	November 3, 2012
	Fair Value measurement at Reporting Date using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents:
Available-for-sale:
Institutional money market funds	$143,876	$—	$—	$143,876
Corporate obligations (1)	—	347,028	—	347,028
Short - term investments:
Available-for-sale:
Securities with one year or less to maturity:
Corporate obligations (1)	—	2,818,798	—	2,818,798
Floating rate notes, issued at par	—	280,065	—	280,065
Floating rate notes (1)	—	234,280	—	234,280
Securities with greater than one year to maturity:
Floating rate notes, issued at par		37,408		37,408
Other assets:
Forward foreign currency exchange contracts (2)	$—	$1,061	$—	$1,061
Deferred compensation investments	28,480	—	—	28,480
Total assets measured at fair value	$172,356	$3,718,640	$—	$3,890,996
Liabilities
Contingent consideration	—	—	12,219	12,219
Total liabilities measured at fair value	$—	$—	$12,219	$12,219

(1)	The amortized cost of the Company’s investments classified as available-for-sale as of November 3, 2012 was $3,327.5 million.

(2)
The Company has a master netting arrangement by counterparty with respect to derivative contracts. As of November 3, 2012, contracts in a liability position of $1.9 million were netted against contracts in an asset position in the consolidated balance sheet.

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

(2)
The Company has a master netting arrangement by counterparty with respect to derivative contracts. As of October 29, 2011, contracts in a liability position of $0.8 million were netted against contracts in an asset position in the consolidated balance sheet.

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

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The fair value measurement of the contingent consideration encompasses the following significant unobservable inputs:

Unobservable Inputs	Range
Estimated contingent consideration payments	$13,000
Discount rate	7% - 10%
Timing of cash flows	1 - 20 months
Probability of achievement	100%
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
The following table summarizes the change in the fair value of the contingent consideration measured using significant unobservable inputs (Level 3) as of October 29, 2011 and November 3, 2012:

Contingent Consideration
Balance as of October 30, 2010	$—
Contingent consideration liability recorded	13,790
Fair value adjustment (1)	183
Balance as of October 29, 2011	$13,973
Payment made (2)	(2,000)
Fair value adjustment (1)	246
Balance as of November 3, 2012	$12,219

(1)	Recorded in research and development expense in the consolidated statements of income.

(2)
The payment is reflected in the statements of cash flows as cash used in financing activities related to the liability recognized at fair value as of the acquisition date and as cash provided by operating activities related to the fair value adjustments previously recognized in earnings.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis
On June 30, 2009, the Company issued $375.0 million aggregate principal amount of 5.0% senior unsecured notes due July 1, 2014 (the 5.0% Notes) with semi-annual fixed interest payments due on January 1 and July 1 of each year, commencing January 1, 2010. Based on quotes received from third-party banks, the fair value of the 5.0% Notes as of November 3, 2012 was $402.5 million and is classified as a Level 1 measurement according to the fair value hierarchy.
On April 4, 2011, the Company issued $375.0 million aggregate principal amount of 3.0% senior unsecured notes due April 15, 2016 (the 3.0% Notes) with semi-annual fixed interest payments due on April 15 and October 15 of each year, commencing October 15, 2011. Based on quotes received from third-party banks, the fair value of the 3.0% Notes as of November 3, 2012 and October 29, 2011 was $402.3 million and $392.8 million, respectively and is classified as a Level 1 measurement according to the fair value hierarchy.

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
The Company maintains cash, cash equivalents and short-term and long-term investments with high credit quality counterparties, continuously monitors the amount of credit exposure to any one issuer and diversifies its investments in order to minimize its credit risk.
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
Distributors are granted price-adjustment credits for sales to their customers when the distributor’s standard cost (i.e., the Company’s sales price to the distributor) does not provide the distributor with an appropriate margin on its sales to its customers. As distributors negotiate selling prices with their customers, the final sales price agreed upon with the customer will be influenced by many factors, including the particular product being sold, the quantity ordered, the particular customer, the

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

geographic location of the distributor and the competitive landscape. As a result, the distributor may request and receive a price-adjustment credit from the Company to allow the distributor to earn an appropriate margin on the transaction.
Distributors are also granted price-adjustment credits in the event of a price decrease subsequent to the date the product was shipped and billed to the distributor. Generally, the Company will provide a credit equal to the difference between the price paid by the distributor (less any prior credits on such products) and the new price for the product multiplied by the quantity of the specific product in the distributor’s inventory at the time of the price decrease.
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
As of November 3, 2012 and October 29, 2011, the Company had gross deferred revenue of $299.0 million and $309.6 million, respectively, and gross deferred cost of sales of $60.5 million and $76.4 million, respectively. Deferred income on shipments to distributors increased in fiscal 2012 primarily as a result of a mix shift in favor of higher margin products in the channel.
Shipping costs are charged to cost of sales as incurred.
The Company generally offers a 12-month warranty for its products. The Company’s warranty policy provides for replacement of the defective product. Specific accruals are recorded for known product warranty issues. Product warranty expenses during fiscal 2012, 2011 and 2010 were not material.

o.	Accumulated Other Comprehensive (Loss) Income
Other comprehensive (loss) income includes certain transactions that have generally been reported in the consolidated statement of shareholders’ equity. The components of accumulated other comprehensive loss at November 3, 2012 and October 29, 2011 consisted of the following, net of tax:

	2012	2011
Foreign currency translation adjustment	$982	$(2,038)
Unrealized gains on available-for-sale securities	444	695
Unrealized losses on available-for-sale securities	(423)	(641)
Unrealized gains on derivative instruments	1,165	1,687
Pension plans
Prior Service Cost	4,079	—
Transition obligation	(102)	(117)
Net actuarial loss	(70,539)	(25,755)
Total accumulated other comprehensive loss	$(64,394)	$(26,169)
The aggregate fair value of investments with unrealized losses as of November 3, 2012 and October 29, 2011 was $1,214.1 million and $1,899.4 million, respectively. These unrealized losses were primarily related to commercial paper that earns lower interest rates than current market rates. None of these investments have been in a loss position for more than twelve months.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

p.	Advertising Expense
Advertising costs are expensed as incurred. Advertising expense was approximately $3.8 million in fiscal 2012, $4.1 million in fiscal 2011 and $3.7 million in fiscal 2010.

q.	Income Taxes
Deferred tax assets and liabilities are determined based on the differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted income tax rates and laws that are expected to be in effect when the temporary differences are expected to reverse. Additionally, deferred tax assets and liabilities are separated into current and non-current amounts based on the classification of the related assets and liabilities for financial reporting purposes.

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
The following table sets forth the computation of basic and diluted earnings per share:

	2012	2011	2010
Income from continuing operations, net of tax	$651,236	$860,894	$711,225
Gain on sale of discontinued operations, net of tax	—	6,500	859
Net income	$651,236	$867,394	$712,084
Basic shares:
Weighted average shares outstanding	298,761	299,417	297,387
Earnings per share-basic:
Income from continuing operations, net of tax	$2.18	$2.88	$2.39
Total income from discontinued operations, net of tax	—	0.02	—
Net income	$2.18	$2.90	$2.39
Diluted shares:
Weighted average shares outstanding	298,761	299,417	297,387
Assumed exercise of common stock equivalents	7,430	8,819	8,474
Weighted average common and common equivalent shares	306,191	308,236	305,861
Earnings per share-diluted:
Income from continuing operations, net of tax	$2.13	$2.79	$2.33
Total income from discontinued operations, net of tax	—	0.02	0.00
Net income	$2.13	$2.81	$2.33
Weighted average anti-dilutive shares related to:
Outstanding stock options	5,860	7,298	18,206

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

s.	Stock-Based Compensation
Stock-based compensation is measured at the grant date based on the grant-date fair value of the awards ultimately expected to vest, and is recognized as an expense on a straight-line basis over the vesting period, which is generally five years for stock options and three years for restricted stock units. Determining the amount of stock-based compensation to be recorded requires the Company to develop estimates used in calculating the grant-date fair value of stock options. The Company calculates the grant-date fair value of stock options using the Black-Scholes valuation model. The use of valuation models requires the Company to make estimates and assumptions such as expected volatility, expected term, risk-free interest rate, expected dividend yield and forfeiture rates. The grant-date fair value of restricted stock units represents the value of the Company's common stock on the date of grant, reduced by the present value of dividends expected to be paid on the Company's common stock prior to vesting.
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
Intangibles – Goodwill and Other
In July 2012, the FASB issued ASU No. 2012-02, Intangibles - Goodwill and Other (ASC Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment (ASU No. 2012-02). ASU No. 2012-02 permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles-Goodwill and Other-General Intangibles Other than Goodwill. ASU No. 2012-02 is effective for fiscal years that begin after September 15, 2012, which is the Company’s fiscal year 2013, however early adoption is permitted.  The Company adopted this standard in the fourth quarter of fiscal 2012.  The adoption of ASU No. 2012-02 in the fourth quarter of fiscal 2012 did not have a material impact on the Company's financial condition and results of operations.
Standards to be Implemented
Balance Sheet
In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities (ASU No. 2011-11). ASU No. 2011-11 amended ASC 210, Balance Sheet, to converge the presentation of offsetting assets and liabilities between U.S. Generally Accepted Accounting Principles (GAAP) and International Financial Reporting Standards (IFRS). ASU No. 2011-11 requires that entities disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. ASU No. 2011-11 is effective for fiscal years, and interim periods within those years, beginning after January 1, 2013, which is the Company’s fiscal year 2014. The adoption of ASU No. 2011-11 will require additional disclosures related to offsetting assets and liabilities but will not materially impact the Company’s financial condition or results of operations.
Comprehensive Income
In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (ASU No. 2011-05). ASU No. 2011-05 amended ASC 220, Comprehensive Income, to converge the presentation of comprehensive income between U.S. GAAP and IFRS. ASU No. 2011-05 requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements and requires reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement in changes of stockholders' equity. ASU No. 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, which is the Company’s fiscal year 2013. Subsequently, in December 2011, the FASB issued ASU No. 2011-12, Deferral of the

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU No. 2011-12), which defers only those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments but does not affect all other requirements in ASU No. 2011-05. The adoption of ASU No. 2011-05 and ASU No. 2011-12 will affect the presentation of comprehensive income but will not materially impact the Company’s financial condition or results of operations.

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

	2012	2011	2010
Gain on sale of discontinued operations before income taxes	$—	$10,000	$1,316
Provision for income taxes	—	3,500	457
Gain on sale of discontinued operations, net of tax	$—	$6,500	$859

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
While the Company may grant to employees options that become exercisable at different times or within different periods, the Company has generally granted to employees options that vest over five years and become exercisable in annual installments of 20% on each of the first, second, third, fourth and fifth anniversaries of the date of grant; 33.3% on each of the third, fourth, and fifth anniversaries of the date of grant; or in annual installments of 25% on each of the second, third, fourth and fifth anniversaries of the date of grant. The maximum contractual term of all options is ten years. In addition, the Company has granted to employees restricted stock units that generally vest in one installment on the third anniversary of the grant date.
As of November 3, 2012, a total of 7,781,812 common shares were available for future grant and 37,294,337 common

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares were reserved for issuance under the 2006 Plan.

Stock-based compensation is measured at the grant date based on the grant-date fair value of the awards ultimately expected to vest, and is recognized as an expense on a straight-line basis over the vesting period, which is generally five years for stock options and three years for restricted stock units. Determining the amount of stock-based compensation to be recorded requires the Company to develop estimates used in calculating the grant-date fair value of stock options.

Grant-Date Fair Value

Information pertaining to the Company’s stock option awards and the related estimated weighted-average assumptions to calculate the fair value of stock options granted is as follows:

Stock Options	2012	2011	2010
Options granted (in thousands)	2,456	1,990	1,866
Weighted-average exercise price	$39.58	$37.59	$31.49
Weighted-average grant-date fair value	$7.37	$8.62	$7.77
Assumptions:
Weighted-average expected volatility	28.4%	29.3%	31.4%
Weighted-average expected term (in years)	5.3	5.3	5.3
Weighted-average risk-free interest rate	1.1%	2.1%	2.5%
Weighted-average expected dividend yield	3.0%	2.4%	2.6%
Expected volatility — The Company is responsible for estimating volatility and has considered a number of factors, including third-party estimates. The Company currently believes that the exclusive use of implied volatility results in the best estimate of the grant-date fair value of employee stock options because it reflects the market’s current expectations of future volatility. In evaluating the appropriateness of exclusively relying on implied volatility, the Company concluded that: (1) options in the Company’s common stock are actively traded with sufficient volume on several exchanges; (2) the market prices of both the traded options and the underlying shares are measured at a similar point in time to each other and on a date close to the grant date of the employee share options; (3) the traded options have exercise prices that are both near-the-money and close to the exercise price of the employee share options; and (4) the remaining maturities of the traded options used to estimate volatility are at least one year.

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
Stock-Based Compensation Expense
The amount of stock-based compensation expense recognized during a period is based on the value of the awards that are ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock-based award. Based on an analysis of its historical forfeitures, the Company has applied an annual forfeiture rate of 4.4% to all unvested stock-based awards as of November 3, 2012. The rate of 4.4% represents the portion that is expected to be forfeited each year over the vesting period. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those options that vest.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additional paid-in-capital (APIC) Pool
The APIC pool represents the excess tax benefits related to share-based compensation that are available to absorb future tax deficiencies. If the amount of future tax deficiencies is greater than the available APIC pool, the Company records the excess as income tax expense in its consolidated statements of income. For fiscal year 2010, the Company had a sufficient APIC pool to cover any tax deficiencies recorded and as a result, these deficiencies did not affect its results of operations. During fiscal year 2012 and 2011, the Company recognized an immaterial amount of income tax expense resulting from tax shortfalls related to share-based compensation in its consolidated statements of income.
Stock-Based Compensation Activity
A summary of the activity under the Company’s stock option plans as of November 3, 2012 and changes during the fiscal year then ended is presented below:

	Options Outstanding (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding October 29, 2011	34,116	$30.27
Options granted	2,456	$39.58
Options exercised	(7,568)	$25.34
Options forfeited	(396)	$27.85
Options expired	(2,155)	$40.78
Options outstanding at November 3, 2012	26,453	$31.73	4.7	$222,689
Options exercisable at November 3, 2012	18,605	$31.63	3.4	$161,135
Options vested or expected to vest at November 3, 2012 (1)	26,019	$31.66	4.6	$221,059

(1)
In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

The total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) during fiscal 2012, 2011 and 2010 was $105.4 million, $96.5 million and $29.6 million, respectively, and the total amount of proceeds received by the Company from exercise of these options during fiscal 2012, 2011 and 2010 was $191.8 million, $217.4 million and $240.4 million, respectively. Proceeds from stock option exercises pursuant to employee stock plans in the Company’s statement of cash flows of $191.2 million, $217.2 million, and $216.1 million for fiscal 2012, 2011 and 2010, respectively, are net of the value of shares surrendered by employees in certain limited circumstances to satisfy the exercise price of options and employee tax obligations upon vesting of restricted stock units and in connection with the exercise of stock options granted to the Company’s employees under the Company’s equity compensation plans. The withholding amount is based on the Company’s minimum statutory withholding requirement.
A summary of the Company’s restricted stock unit award activity as of November 3, 2012 and changes during the fiscal year then ended is presented below:

	Restricted Stock Units Outstanding (in thousands)	Weighted- Average Grant- Date Fair Value Per Share
Restricted stock units outstanding at October 29, 2011	2,088	$31.10
Units granted	1,122	$36.05
Restrictions lapsed	(67)	$27.48
Forfeited	(83)	$30.37
Restricted stock units outstanding at November 3, 2012	3,060	$33.01

As of November 3, 2012, there was $89.9 million of total unrecognized compensation cost related to unvested share-based awards comprised of stock options and restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.4 years. The total grant-date fair value of shares that vested during fiscal 2012, 2011 and 2010 was approximately $48.6 million, $49.6 million and $67.7 million, respectively.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common Stock Repurchase Program
The Company’s common stock repurchase program has been in place since August 2004. In the aggregate, the Board of Directors has authorized the Company to repurchase $5 billion of the Company’s common stock under the program. Under the program, the Company may repurchase outstanding shares of its common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of the Company’s Board of Directors, the repurchase program will expire when the Company has repurchased all shares authorized under the program. As of November 3, 2012, the Company had repurchased a total of approximately 129.2 million shares of its common stock for approximately $4,439.0 million under this program. An additional $561.0 million remains available for repurchase of shares under the current authorized program. The repurchased shares are held as authorized but unissued shares of common stock. Any future common stock repurchases will be dependent upon several factors, including the amount of cash available to the Company in the United States and the Company’s financial performance, outlook and liquidity. The Company also from time to time repurchases shares in settlement of employee tax withholding obligations due upon the vesting of restricted stock units, or in certain limited circumstances to satisfy the exercise price of options granted to the Company’s employees under the Company’s equity compensation plans.
Preferred Stock
The Company has 471,934 authorized shares of $1.00 par value preferred stock, none of which is issued or outstanding. The Board of Directors is authorized to fix designations, relative rights, preferences and limitations on the preferred stock at the time of issuance.

4.	Industry, Segment and Geographic Information
The Company operates and tracks its results in one reportable segment based on the aggregation of five operating segments. The Company designs, develops, manufactures and markets a broad range of ICs. The Chief Executive Officer has been identified as the Chief Operating Decision Maker.
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

	2012			2011		2010
	Revenue	% of Total Product Revenue	Y/Y%	Revenue	% of Total Product Revenue	Revenue	% of Total Product Revenue
Industrial	$1,240,344	46%	(12)%	$1,411,386	47%	$1,280,027	46%
Automotive	463,577	17%	11%	417,929	14%	335,163	12%
Consumer	467,626	17%	(16)%	559,142	19%	605,541	22%
Communications	529,595	20%	(12)%	604,863	20%	540,772	20%
Total Revenue	$2,701,142	100%	(10)%	$2,993,320	100%	$2,761,503	100%

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	2012			2011		2010
	Revenue	% of Total Product Revenue*	Y/Y%	Revenue	% of Total Product Revenue	Revenue	% of Total Product Revenue
Converters	$1,192,064	44%	(11)%	$1,343,487	45%	$1,295,700	47%
Amplifiers/Radio frequency	697,687	26%	(11)%	788,299	26%	701,557	25%
Other analog	397,376	15%	(3)%	410,323	14%	334,663	12%
Subtotal analog signal processing	2,287,127	85%	(10)%	2,542,109	85%	2,331,920	84%
Power management & reference	182,134	7%	(16)%	217,615	7%	194,740	7%
Total analog products	$2,469,261	91%	(11)%	$2,759,724	92%	$2,526,660	91%
Digital signal processing	231,881	9%	(1)%	233,596	8%	234,843	9%
Total Revenue	$2,701,142	100%	(10)%	$2,993,320	100%	$2,761,503	100%
________________

*	The sum of the individual percentages do not equal the total due to rounding.
Geographic Information
During fiscal 2012, the Company revised its method for classifying revenue by geographic region to more accurately reflect the primary location of our customers’ design activity for our products. Prior periods have been reclassified to align with this definition. In general, the prior classification method reflected the customers’ manufacturing location or the distributors’ stocking territory. No changes have been made to the Company’s revenue recognition policy. In fiscal years 2012, 2011 and 2010, the predominant countries comprising “Rest of North and South America” are Canada and Mexico; the predominant countries comprising “Europe” are Germany, Sweden, France and the United Kingdom; and the predominant countries comprising “Rest of Asia” are Taiwan and South Korea.

	2012	2011	2010
Revenue from continuing operations
United States	$818,653	$866,142	$794,463
Rest of North and South America	114,133	144,585	134,327
Europe	852,668	967,417	816,561
Japan	333,558	398,587	433,706
China	341,196	360,594	320,739
Rest of Asia	240,934	255,995	261,707
Subtotal all foreign countries	1,882,489	2,127,178	1,967,040
Total revenue	$2,701,142	$2,993,320	$2,761,503
Property, plant and equipment
United States	$194,937	$187,013	$188,776
Ireland	127,669	128,660	139,165
Philippines	164,727	149,098	131,963
All other countries	13,534	14,068	12,761
Subtotal all foreign countries	305,930	291,826	283,889
Total property, plant and equipment	$500,867	$478,839	$472,665

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Special Charges
The Company monitors global macroeconomic conditions on an ongoing basis and continues to assess opportunities for improved operational effectiveness and efficiency and better alignment of expenses with revenues. As a result of these assessments, the Company has undertaken various restructuring actions over the past several years. These actions are described below.
The following tables display the special charges taken for ongoing actions and a roll-forward from October 31, 2009 to November 3, 2012 of the employee separation and exit cost accruals established related to these actions.

Statement of Income	Closure of Wafer Fabrication Facility in Sunnyvale	Reduction of Operating Costs	Closure of Wafer Fabrication Facility in Cambridge	Total Special Charges Related to Ongoing Actions
Workforce reductions	$—	$1,627	$—	$1,627
Total Fiscal 2008 Charges	$—	$1,627	$—	$1,627
Workforce reductions	—	26,583	7,446	34,029
Facility closure costs	—	2,411	57	2,468
Non-cash impairment charge	—	839	14,629	15,468
Other items	—	500	—	500
Total Fiscal 2009 Charges	$—	$30,333	$22,132	$52,465
Workforce reductions	—	10,908	—	10,908
Facility closure costs	375	—	4,689	5,064
Non-cash impairment charge	—	487	—	487
Other items	—	24	—	24
Total Fiscal 2010 Charges	$375	$11,419	$4,689	$16,483
Workforce reductions	—	2,239	—	2,239
Total Fiscal 2011 Charges	$—	$2,239	$—	$2,239
Workforce reductions	—	7,966	—	7,966
Facility closure costs	—	186	—	186
Non-cash impairment charge	—	219	—	219
Other items	—	60	—	60
Total Fiscal 2012 Charges	$—	$8,431	$—	$8,431

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued Restructuring	Closure of Wafer Fabrication Facility in Sunnyvale	Reduction of Operating Costs	Closure of Wafer Fabrication Facility in Cambridge	Total
Balance at October 31, 2009	$169	$8,161	$6,690	$15,020
Fiscal 2010 special charges	375	11,419	4,689	16,483
Severance payments	—	(12,223)	(5,337)	(17,560)
Facility closure costs	(544)	(1,216)	(4,079)	(5,839)
Non-cash impairment charge	—	(487)	—	(487)
Other payments	—	(24)	—	(24)
Effect of foreign currency on accrual	—	(84)	—	(84)
Balance at October 30, 2010	$—	$5,546	$1,963	$7,509
Fiscal 2011 special charges	—	2,239	—	2,239
Severance payments	—	(3,913)	(1,352)	(5,265)
Facility closure costs	—	—	(611)	(611)
Effect of foreign currency on accrual	—	4	—	4
Balance at October 29, 2011	$—	$3,876	$—	$3,876
Fiscal 2012 special charges	—	8,431	—	8,431
Severance payments	—	(8,931)	—	(8,931)
Facility closure costs	—	(186)	—	(186)
Non-cash impairment charge	—	(219)	—	(219)
Effect of foreign currency on accrual	—	22	—	22
Balance at November 3, 2012	$—	$2,993	$—	$2,993
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
During fiscal 2012, the Company recorded special charges of approximately $8.4 million. The special charges included $7.9 million for severance and fringe benefit costs in accordance with its ongoing benefit plan or statutory requirements at foreign locations for 95 manufacturing, engineering and SMG&A employees; $0.1 million for contract termination costs; $0.2 million for lease obligation costs for facilities that the Company ceased using during the third quarter of fiscal 2012 and $0.2 million for the write-off of property, plant and equipment. As of November 3, 2012, the Company employed 6 of the 95 employees included in these cost reduction actions. These employees must continue to be employed by the Company until their employment is involuntarily terminated in order to receive the severance benefit.

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
On March 30, 2012, the Company acquired privately-held Multigig, Inc. (Multigig) of San Jose, California. The acquisition of Multigig is expected to enhance the Company’s clocking capabilities in stand-alone and embedded applications and strengthen the Company’s high speed signal processing solutions. The acquisition-date fair value of the consideration transferred totaled $26.8 million, which consisted of $24.2 million in initial cash payments at closing and an additional $2.6 million subject to an indemnification holdback that is payable within 15 months of the transaction date, which is included in accrued liabilities in the consolidated balance sheet as of November 3, 2012. The Company’s assessment of fair value of the tangible and intangible assets acquired and liabilities assumed was based on their estimated fair values at the date of acquisition, resulting in the recognition of $15.6 million of IPR&D, $1.1 million of developed technology, $7.0 million of goodwill and $3.1 million of net deferred tax assets. The goodwill recognized is attributable to future technologies that have yet to be determined as well as the assembled workforce of Multigig. Future technologies do not meet the criteria for recognition separately from goodwill because they are a part of future development and growth of the business. None of the goodwill is expected to be deductible for tax purposes. During the third quarter of fiscal 2012, the Company reduced this holdback amount by $0.1 million as a result of indemnification claims. During the fourth quarter of fiscal 2012, the Company finalized its purchase accounting for Multigig which resulted in adjustments of $0.4 million to deferred taxes and goodwill. In addition, the Company will be obligated to pay royalties to the Multigig employees on revenue recognized from the sale of certain Multigig products through the earlier of 5 years or the aggregate maximum payment of $1.0 million. Royalty payments to Multigig employees require post-acquisition services to be rendered and, as such, the Company will record these amounts as compensation expense in the related periods. As of November 3, 2012, no royalty payments have been made. The Company recognized $0.5 million of acquisition-related costs that were expensed in the second quarter of fiscal 2012, which were included in operating expenses in the consolidated statement of income.
On June 9, 2011, the Company acquired privately-held Lyric Semiconductor, Inc. (Lyric) of Cambridge, Massachusetts. The acquisition of Lyric gives the Company the potential to achieve significant improvement in power efficiency in mixed signal processing. The acquisition-date fair value of the consideration transferred totaled $27.8 million, which consisted of $14.0 million in initial cash payments at closing and contingent consideration of up to $13.8 million. The contingent consideration arrangement requires additional cash payments to the former equity holders of Lyric upon the achievement of certain technological and product development milestones payable during the period from June 2011 through June 2016. The Company estimated the fair value of the contingent consideration arrangement utilizing the income approach. Changes in the fair value of the contingent consideration subsequent to the acquisition date primarily driven by assumptions pertaining to the achievement of the defined milestones will be recognized in operating income in the period of the estimated fair value change. As of November 3, 2012, the Company has paid $2.0 million in contingent consideration. The payment is reflected in the statements of cash flows as cash used in financing activities related to the liability recognized at fair value as of the acquisition date and cash provided by operating activities related to the fair value adjustments previously recognized in earnings. The Company’s assessment of the fair value of the tangible and intangible assets acquired and liabilities assumed was based on their estimated fair values at the date of acquisition, resulting in the recognition of $12.2 million of IPR&D, $18.9 million of goodwill and $3.3 million of net deferred tax liabilities. The goodwill recognized is attributable to future technologies that have yet to be determined as well as the assembled workforce of Lyric. Future technologies do not meet the criteria for recognition separately from goodwill because they are a part of future development and growth of the business. None of the goodwill is expected to be deductible for tax purposes. The fair value of the remaining contingent consideration was approximately $12.2 million as of November 3, 2012, of which $6.8 million is included in accrued liabilities and $5.4 million is included in other non-current liabilities in the consolidated balance sheet. In addition, the Company will be obligated to pay royalties to the former equity holders of Lyric on revenue recognized from the sale of Lyric products and licenses through the earlier of 20 years or the accrual of a maximum of $25.0 million. Royalty payments to Lyric employees require post-acquisition services to be rendered and, as such, the Company will record these amounts as compensation expense in the related periods. As of November 3, 2012, no royalty payments have been made. The Company recognized $0.2 million of acquisition-related costs that were expensed in the third quarter of fiscal 2011, which were included in operating expenses in the consolidated statement

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of income.
The Company has not provided pro forma results of operations for Multigig and Lyric herein as they were not material to the Company on either an individual or an aggregate basis. The Company included the results of operations of each acquisition in its consolidated statement of income from the date of each acquisition.

7.	Deferred Compensation Plan Investments
Investments in The Analog Devices, Inc. Deferred Compensation Plan (the Deferred Compensation Plan) are classified as trading. The components of the investments as of November 3, 2012 and October 29, 2011 were as follows:

	2012	2011
Money market funds	$17,939	$17,187
Mutual funds	10,541	9,223
Total Deferred Compensation Plan investments	$28,480	$26,410
The fair values of these investments are based on published market quotes on November 3, 2012 and October 29, 2011, respectively. Adjustments to the fair value of, and income pertaining to, Deferred Compensation Plan investments are recorded in operating expenses. Gross realized and unrealized gains and losses from trading securities were not material in fiscal 2012, 2011 or 2010.
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
During fiscal 2010, the Company recognized an other-than-temporary impairment of $0.7 million. The investment impairment was related to the decline in fair value of a publicly-traded equity investment below its cost basis that was determined to be other-than-temporary.
Realized gains or losses on investments are determined based on the specific identification basis and are recognized in nonoperating (income) expense. Gross realized gains of approximately $1.3 million and gross realized losses of approximately $0.1 million on sales of available-for-sale investments were recognized in fiscal 2012. There were no material net realized gains or losses from the sales of available-for-sale investments during fiscal 2011 and fiscal 2010.
There were no net unrealized gains or losses on securities classified as other investments as of November 3, 2012. Unrealized gains and losses on securities classified as other investments as of October 29, 2011 were as follows:

2011
Unrealized gains	$1,038
Unrealized losses	(179)
Net unrealized gains on securities classified as other investments	$859

9.	Accrued Liabilities
Accrued liabilities at November 3, 2012 and October 29, 2011 consisted of the following:

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2012	2011
Accrued compensation and benefits	$82,027	$91,918
Special charges	2,993	3,876
Other	63,887	61,822
Total accrued liabilities	$148,907	$157,616

10.	Deferred Compensation Plan Liability
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
The Company leases certain facilities, equipment and software under various operating leases that expire at various dates through 2022. The lease agreements frequently include renewal and escalation clauses and require the Company to pay taxes, insurance and maintenance costs. Total rental expense under operating leases was approximately $48 million in fiscal 2012, $45 million in fiscal 2011 and $40 million in fiscal 2010.
The following is a schedule of future minimum rental payments required under long-term operating leases at November 3, 2012:

Operating
Fiscal Years	Leases
2013	$29,559
2014	23,714
2015	12,585
2016	6,494
2017	4,239
Later Years	12,437
Total	$89,028

12.	Commitments and Contingencies
From time to time, in the ordinary course of the Company’s business, various claims, charges and litigation are asserted or commenced against the Company arising from, or related to, contractual matters, patents, trademarks, personal injury, environmental matters, product liability, insurance coverage and personnel and employment disputes. As to such claims and litigation, the Company can give no assurance that it will prevail. The Company does not believe that any current legal matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

13.	Retirement Plans
The Company and its subsidiaries have various savings and retirement plans covering substantially all employees. The Company maintains a defined contribution plan for the benefit of its eligible U.S. employees. This plan provides for Company contributions of up to 5% of each participant’s total eligible compensation. In addition, the Company contributes an amount equal to each participant’s pre-tax contribution, if any, up to a maximum of 3% of each participant’s total eligible compensation. The total expense related to the defined contribution plan for U.S. employees was $22.8 million in fiscal 2012, $21.9 million in fiscal 2011 and $20.5 million in fiscal 2010. The Company also has various defined benefit pension and other retirement plans for certain non-U.S. employees that are consistent with local statutory requirements and practices. The total expense related to the various defined benefit pension and other retirement plans for certain non-U.S. employees was $18.9 million in fiscal 2012, $21.4 million in fiscal 2011 and $11.7 million in fiscal 2010.
Non-U.S. Plan Disclosures

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s funding policy for its foreign defined benefit pension plans is consistent with the local requirements of each country. The plans’ assets consist primarily of U.S. and non-U.S. equity securities, bonds, property and cash. The benefit obligations and related assets under these plans have been measured at November 3, 2012 and October 29, 2011.
Components of Net Periodic Benefit Cost
Net annual periodic pension cost of non-U.S. plans is presented in the following table:

	2012	2011	2010
Service cost	$7,909	$9,175	$5,933
Interest cost	10,901	11,395	9,594
Expected return on plan assets	(10,469)	(10,938)	(11,079)
Amortization of prior service cost	—	—	1
Amortization of transition obligation (asset)	19	15	(27)
Recognized actuarial loss (gain)	361	1,630	(133)
Subtotal	$8,721	$11,277	$4,289
Settlement impact	—	—	(39)
Net periodic pension cost	$8,721	$11,277	$4,250

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Benefit Obligations and Plan Assets
Obligation and asset data of the Company’s non-U.S. plans at each fiscal year end is presented in the following table:

	2012	2011
Change in Benefit Obligation
Benefit obligation at beginning of year	$210,913	$215,012
Service cost	7,909	9,175
Interest cost	10,901	11,395
Participant contributions	2,523	2,301
Plan Amendments	(4,663)	—
Premiums paid	(191)	(192)
Actuarial loss (gain)	63,127	(27,544)
Benefits paid	(3,411)	(2,625)
Exchange rate adjustment	(14,852)	3,391
Benefit obligation at end of year	$272,256	$210,913
Change in Plan Assets
Fair value of plan assets at beginning of year	$184,754	$176,220
Actual return on plan assets	18,391	(2,938)
Employer contributions	10,611	9,233
Participant contributions	2,523	2,301
Premiums paid	(191)	(192)
Benefits paid	(3,411)	(2,625)
Exchange rate adjustment	(12,516)	2,755
Fair value of plan assets at end of year	$200,161	$184,754
Reconciliation of Funded Status
Funded status	$(72,095)	$(26,159)
Amounts Recognized in the Balance Sheet
Non-current assets	$2,596	$2,741
Current liabilities	(657)	(573)
Non-current liabilities	(74,034)	(28,327)
Net amount recognized	$(72,095)	$(26,159)

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2012	2011
Reconciliation of Amounts Recognized in the Statement of Financial Position
Initial net obligation	$(109)	$(125)
Prior Service credit	4,663	—
Net loss	(82,640)	(30,613)
Accumulated other comprehensive loss	(78,086)	(30,738)
Accumulated contributions in excess of net periodic benefit cost	5,991	4,579
Net amount recognized	$(72,095)	$(26,159)
Changes Recognized in Other Comprehensive Income
Changes in plan assets and benefit obligations recognized in other comprehensive income
Prior Service cost	$(4,663)	$—
Net loss (gain) arising during the year (includes curtailment gains not recognized as a component of net periodic cost)	$55,205	$(13,667)
Effect of exchange rates on amounts included in accumulated other comprehensive (loss) income	(2,202)	445
Amounts recognized as a component of net periodic benefit cost
Amortization, settlement or curtailment recognition of net transition obligation	(19)	(15)
Amortization or settlement recognition of net loss	(361)	(1,630)
Total recognized in other comprehensive loss (income)	$47,960	$(14,867)
Total recognized in net periodic cost and other comprehensive loss (income)	$56,681	$(3,590)
Estimated amounts that will be amortized from accumulated other comprehensive (loss) income over the next fiscal year
Initial net obligation	$(20)	$(20)
Prior Service credit	228	—
Net loss	(2,939)	(366)
Total	$(2,731)	$(386)
The accumulated benefit obligation for non-U.S. pension plans was $214.5 million and $169.0 million at November 3, 2012 and October 29, 2011, respectively.
Information relating to the Company’s non-U.S. plans with projected benefit obligations in excess of plan assets and accumulated benefit obligations in excess of plan assets at each fiscal year end is presented in the following table:

	2012	2011
Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	$237,422	$180,182
Fair value of plan assets	$162,731	$151,281
Plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$219,248	$25,236
Accumulated benefit obligation	$175,243	$21,022
Fair value of plan assets	$146,155	$635
Assumptions
The range of assumptions used for the non-U.S. defined benefit plans reflects the different economic environments within the various countries. The projected benefit obligation was determined using the following weighted-average assumptions:

	2012	2011
Discount rate	4.55%	5.60%
Rate of increase in compensation levels	2.85%	3.07%

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net annual periodic pension cost was determined using the following weighted average assumptions:

	2012	2011
Discount rate	5.60%	5.33%
Expected long-term return on plan assets	5.71%	6.15%
Rate of increase in compensation levels	3.07%	3.40%
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
Fair value of plan assets
The following table presents plan assets measured at fair value on a recurring basis by investment categories as of November 3, 2012 and October 29, 2011 using the same three-level hierarchy described in Note 2j:

	November 3, 2012				October 29, 2011
	Fair Value Measurement at Reporting Date Using:				Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Unit trust funds(1)	$—	$142,556	$—	$142,556	$—	$100,161	$—	$100,161
Equities(1)	2,892	24,176	635	27,703	2,003	56,163	614	58,780
Fixed income securities(2)	—	26,340	—	26,340	—	21,984	—	21,984
Property(3)	—	—	2,881	2,881	—	—	3,166	3,166
Cash and cash equivalents	681	—	—	681	663	—	—	663
Total assets measured at fair value	$3,573	$193,072	$3,516	$200,161	$2,666	$178,308	$3,780	$184,754
_______________________________________

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

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

funds are valued using the net asset value method in which an average of the market prices for underlying investments is used to value the fund.

(3)
The majority of the assets in this category are invested in properties in Ireland, the UK, Europe and other established international markets. Investments in properties are stated at estimated fair values based upon valuations by external independent property valuers.

The table below presents a reconciliation of the plan assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for fiscal years 2011 and 2012.

	Properties	Equities
Balance as of October 30, 2010	$3,186	$607
Purchases, sales, and settlements, net	64	—
Realized and unrealized return on plan assets	(141)	—
Exchange rate adjustment	57	7
Balance as of October 29, 2011	$3,166	$614
Purchases, sales, and settlements, net	—	—
Realized and unrealized return on plan assets	12	—
Exchange rate adjustment	(297)	21
Balance as of November 3, 2012	$2,881	$635
Estimated future cash flows
Expected fiscal 2013 Company contributions and estimated future benefit payments are as follows:

Expected Company Contributions
2013	$15,975
Expected Benefit Payments
2013	$2,488
2014	$3,430
2015	$3,015
2016	$3,168
2017	$4,290
2018 through 2022	$28,867

14.	Income Taxes
The reconciliation of income tax computed at the U.S. federal statutory rates to income tax expense is as follows:

	2012	2011	2010
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
Income tax provision reconciliation:
Tax at statutory rate:	$284,737	$371,506	$315,583
Irish income subject to lower tax rate	(117,693)	(144,845)	(131,823)
State income taxes, net of federal benefit	610	1,162	2,622
Valuation allowance	(599)	(6,700)	—
Research and development tax credits	(964)	(14,681)	(1,045)
Change in uncertain tax positions	(5,184)	(9,897)	2,082
Net foreign tax in excess of U.S. federal statutory tax rate	14	338	1,315
Other, net	1,376	3,670	1,706
Total income tax provision	$162,297	$200,553	$190,440

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For financial reporting purposes, income before income taxes includes the following components:

	2012	2011	2010
Pretax income:
Domestic	$233,478	$355,819	$289,748
Foreign	580,055	705,628	611,917
Income from continuing operations before income taxes	$813,533	$1,061,447	$901,665
The components of the provision for income taxes are as follows:

	2012	2011	2010
Current:
Federal tax	$90,303	$92,103	$117,097
Foreign	80,825	104,959	79,055
State	970	1,787	4,154
Total current	$172,098	$198,849	$200,306
Deferred (prepaid):
Federal	$(9,948)	$9,399	$(6,159)
State	(551)	(5,762)	(173)
Foreign	698	(1,933)	(3,534)
Total (prepaid) deferred	$(9,801)	$1,704	$(9,866)
The Company continues to intend to reinvest certain of its foreign earnings indefinitely. Accordingly, no U.S. income taxes have been provided for approximately $3,221 million of unremitted earnings of international subsidiaries. As of November 3, 2012, the amount of unrecognized deferred tax liability on these earnings was $848 million.
The significant components of the Company’s deferred tax assets and liabilities for the fiscal years ended November 3, 2012 and October 29, 2011 are as follows:

	2012	2011
Deferred tax assets:
Inventory reserves	$23,496	$23,503
Deferred income on shipments to distributors	33,236	34,061
Reserves for compensation and benefits	26,046	21,164
Tax credit carryovers	44,550	41,468
Stock-based compensation	96,140	91,417
Depreciation	4,386	4,781
Other	8,712	(592)
Total gross deferred tax assets	236,566	215,802
Valuation allowance	(37,350)	(34,768)
Total deferred tax assets	199,216	181,034
Deferred tax liabilities:
Depreciation	(40,634)	(36,624)
Undistributed earnings of foreign subsidiaries	(19,928)	(24,025)
Other	(5,918)	(1,829)
Total gross deferred tax liabilities	(66,480)	(62,478)
Net deferred tax assets	$132,736	$118,556
The valuation allowances of $37.4 million and $34.8 million at November 3, 2012 and October 29, 2011, respectively, are valuation allowances for the Company’s state credit carryovers that began expiring in 2008.

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
As of November 3, 2012 and October 29, 2011, the Company had a liability of $7.1 million and $9.7 million, respectively, for gross unrealized tax benefits, all of which, if settled in the Company’s favor, would lower the Company’s effective tax rate in the period recorded. In addition, as of November 3, 2012 and October 29, 2011, the Company had a liability of approximately $3.0 million and $11.1 million, respectively, for interest and penalties. The Company includes interest and penalties related to unrecognized tax benefits within the provision for taxes in the consolidated statements of income. The total liability as of November 3, 2012 and October 29, 2011 of $10.1 million and $20.8 million, respectively, for uncertain tax positions is classified as non-current, and is included in other non-current liabilities, because the Company believes that the ultimate payment or settlement of these liabilities may not occur within the next twelve months. The consolidated statements of income for fiscal years 2012, 2011 and 2010 include $(7.1) million, $0.9 million and $1.8 million, respectively, of interest and penalties related to these uncertain tax positions. Over the next fiscal year, the Company anticipates the liability to be reduced by $3.6 million for a tax settlement payment and the possible expiration of an income tax statute of limitations.
The following table summarizes the changes in the total amounts of unrealized tax benefits for fiscal 2010 through fiscal 2012.

Balance, October 31, 2009	$18,161
Additions for tax positions of 2010	286
Balance, October 30, 2010	$18,447
Additions for tax positions related to prior years	9,265
Reductions for tax positions related to prior years	(17,677)
Settlements with taxing authorities	(370)
Balance, October 29, 2011	$9,665
Reductions for tax positions related to prior years	(6,168)
Additions for tax positions related to prior years	2,212
Additions for tax positions related to current year	1,394
Balance, November 3, 2012	$7,103
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
All of the Company's U.S. federal tax returns prior to fiscal year 2009 are no longer subject to examination.
All of the Company's Ireland tax returns prior to fiscal year 2008 are no longer subject to examination.

15.	Revolving Credit Facility
As of November 3, 2012, the Company had $3,900.4 million of cash and cash equivalents and short-term investments, of which $1,105.8 million was held in the United States. The balance of the Company’s cash and cash equivalents and short-term investments was held outside the United States in various foreign subsidiaries. As the Company intends to reinvest its foreign earnings indefinitely, this cash is not available to meet certain aspects of the Company’s cash requirements in the United States, including cash dividends and common stock repurchases. The Company entered into a five-year, $165.0 million unsecured revolving credit facility with certain institutional lenders in May 2008. To date, the Company has not borrowed under this credit facility but the Company may borrow in the future and use the proceeds for support of commercial paper issuance, stock repurchases, dividend payments, acquisitions, capital expenditures, working capital and other lawful corporate purposes. Any advances under this credit agreement will accrue interest at rates that are equal to LIBOR plus a margin that is based on either the Company's leverage ratio or public debt rating by both Standard & Poor's and Moody's, whichever results in the lowest

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

margin. The terms of the facility impose restrictions on the Company’s ability to undertake certain transactions, to create certain liens on assets and to incur certain subsidiary indebtedness. The terms of this facility also include financial covenants that require the Company to maintain a minimum interest coverage ratio and not exceed a maximum leverage ratio. As of November 3, 2012, the Company was compliant with these covenants.

16.	Debt
On June 30, 2009, the Company issued $375.0 million aggregate principal amount of 5.0% senior unsecured notes due July 1, 2014 (the 5.0% Notes) with semi-annual fixed interest payments due on January 1 and July 1 of each year, commencing January 1, 2010. The sale of the 5.0% Notes was made pursuant to the terms of an underwriting agreement dated June 25, 2009 between the Company and Credit Suisse Securities (USA) LLC, as representative of the several underwriters named therein. The net proceeds of the offering were $370.4 million, after issuing at a discount and deducting expenses, underwriting discounts and commissions, which will be amortized over the term of the 5.0% Notes. The indenture governing the 5.0% Notes contains covenants that may limit the Company’s ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of its assets to, any other party. As of November 3, 2012, the Company was compliant with these covenants. The notes are subordinated to any future secured debt and to the other liabilities of the Company’s subsidiaries.
On June 30, 2009, the Company entered into interest rate swap transactions where the Company swapped the notional amount of its $375.0 million of fixed rate debt at 5.0% into floating interest rate debt through July 1, 2014. Under the terms of the swaps, the Company would (i) receive on the $375.0 million notional amount a 5.0% annual interest payment that is paid in two installments on the 1st business day of every January and July, commencing January 1, 2010 through and ending on the maturity date; and (ii) pay on the $375.0 million notional amount an annual three months LIBOR plus 2.05% interest payment, payable in four installments on the 1st business day of every January, April, July and October, commencing on October 1, 2009 and ending on the maturity date. The LIBOR-based rate was set quarterly three months prior to the date of the interest payment. The Company designated these swaps as fair value hedges. The changes in the fair value of the interest rate swaps were reflected in the carrying value of the interest rate swaps in other assets on the balance sheet. The carrying value of the debt on the balance sheet was adjusted by an equal and offsetting amount. In fiscal 2012, the Company terminated the interest rate swap agreement. The Company received $19.8 million in cash proceeds from the swap termination, which included $1.3 million in accrued interest. The proceeds, net of interest received, are disclosed in cash flows from financing activities in the consolidated statements of cash flows. As a result of the termination, the carrying value of the 5.0% Notes was adjusted for the change in the fair value of the interest component of the debt up to the date of the termination of the swap in an amount equal to the fair value of the swap, and will be amortized to earnings as a reduction of interest expense over the remaining life of the debt. This amortization is reflected in the consolidated statements of cash flows within operating activities. During fiscal year 2012, $5.3 million was amortized into earnings as a reduction of interest expense related to the swap termination.
On December 22, 2010, Analog Devices Holdings B.V., a wholly owned subsidiary of the Company, entered into a credit agreement with Bank of America, N.A., London Branch as administrative agent. The borrower’s obligations are guaranteed by the Company. The credit agreement provides for a term loan facility of $145.0 million, which matures on December 22, 2013. The terms of the agreement provide for a three year principal amortization schedule with $3.6 million payable quarterly every March, June, September and December with the balance payable upon the maturity date. During the third quarter of fiscal 2011, the Company made an additional principal payment of $17.5 million. During the first quarter and fourth quarter of fiscal 2012, the Company made additional principal payments of $12.0 million and $30.0 million, respectively. The loan will bear interest at a fluctuating rate for each period equal to the LIBOR rate corresponding with the tenor of the interest period plus a spread of 1.25% (1.46% as of November 3, 2012). The terms of this facility include limitations on subsidiary indebtedness and on liens against the assets of the Company and its subsidiaries, and also include financial covenants that require the Company to maintain a minimum interest coverage ratio and not exceed a maximum leverage ratio. As of November 3, 2012, the Company was compliant with these covenants. As of November 3, 2012, $14.5 million of this debt was classified as short-term.
On April 4, 2011, the Company issued $375.0 million aggregate principal amount of 3.0% senior unsecured notes due April 15, 2016 (the 3.0% Notes) with semi-annual fixed interest payments due on April 15 and October 15 of each year, commencing October 15, 2011. The sale of the 3.0% Notes was made pursuant to the terms of an underwriting agreement dated March 30, 2011 between the Company and Credit Suisse Securities (USA) LLC and Merrill Lynch, Pierce, Fenner and Smith Incorporated, as representative of the several underwriters named therein. The net proceeds of the offering were $370.5 million, after issuing at a discount and deducting expenses, underwriting discounts and commissions, which will be amortized over the term of the 3.0% Notes. The indenture governing the 3.0% Notes contains covenants that may limit the Company’s ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

substantially all of its assets to, any other party. As of November 3, 2012, the Company was compliant with these covenants. The notes are subordinated to any future secured debt and to the other liabilities of the Company’s subsidiaries.
The Company’s principal payments related to its debt obligations are as follows: $14.5 million in fiscal year 2013; $420.6 million in fiscal year 2014; and $375.0 million in fiscal year 2016.

17.	Subsequent Events
On November 26, 2012, the Board of Directors of the Company declared a cash dividend of $0.30 per outstanding share of common stock. The dividend will be paid on December 18, 2012 to all shareholders of record at the close of business on December 7, 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Analog Devices, Inc.
We have audited the accompanying consolidated balance sheets of Analog Devices, Inc. as of November 3, 2012 and October 29, 2011, and the related consolidated statements of income, shareholders’ equity, comprehensive income, and cash flows for each of the three years in the period ended November 3, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(b). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Analog Devices, Inc. at November 3, 2012 and October 29, 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 3, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Analog Devices, Inc.’s internal control over financial reporting as of November 3, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 27, 2012 expressed an unqualified opinion thereon.
Boston, Massachusetts
November 27, 2012

ANALOG DEVICES, INC.
SUPPLEMENTARY FINANCIAL INFORMATION
(Unaudited)
Quarterly financial information for fiscal 2012 and fiscal 2011 (thousands, except per share amounts and as noted):

	4Q12	3Q12	2Q12	1Q12	4Q11	3Q11	2Q11	1Q11
Revenue	694,964	683,026	675,094	648,058	716,134	757,902	790,780	728,504
Cost of sales	251,682	235,152	234,639	238,668	255,620	248,262	256,566	246,331
Gross margin	443,282	447,874	440,455	409,390	460,514	509,640	534,214	482,173
% of Revenue	63.8%	65.6%	65.2%	63.2%	64.3%	67.2%	67.6%	66.2%
Research and development	130,394	129,694	127,537	124,378	123,889	128,476	130,460	122,745
Selling, marketing, general and administrative	97,609	99,873	99,992	99,045	99,094	102,323	105,268	100,022
Special charges	—	5,836	—	2,595	2,239	—	—	—
Total operating expenses	228,003	235,403	227,529	226,018	225,222	230,799	235,728	222,767
Operating income from continuing operations	215,279	212,471	212,926	183,372	235,292	278,841	298,486	259,406
% of Revenue	31%	31%	32%	28%	33%	37%	38%	36%
Nonoperating (income) expenses:
Interest expense	6,391	6,459	6,890	6,682	6,079	6,159	4,078	2,830
Interest income	(3,627)	(3,506)	(3,967)	(3,348)	(2,183)	(2,395)	(2,197)	(2,285)
Other, net	(9)	49	(1,451)	(48)	396	206	(151)	41
Total nonoperating (income) expense	2,755	3,002	1,472	3,286	4,292	3,970	1,730	586
Income from continuing operations before income taxes	212,524	209,469	211,454	180,086	231,000	274,871	296,756	258,820
% of Revenue	31%	31%	31%	28%	32%	36%	38%	36%
Provision for income taxes	33,337	39,701	48,555	40,704	47,473	54,936	54,930	43,214
Net income from continuing operations	179,187	169,768	162,899	139,382	183,527	219,935	241,826	215,606
Gain on sale of discontinued operations	—	—	—	—	—	—	—	6,500
Net income	179,187	169,768	162,899	139,382	183,527	219,935	241,826	222,106
% of Revenue	26%	25%	24%	22%	26%	29%	31%	30%
Earnings per share — basic
Income from continuing operations	0.60	0.57	0.55	0.47	0.61	0.73	0.81	0.72
Net income	0.60	0.57	0.55	0.47	0.61	0.73	0.81	0.74
Earnings per share — diluted
Income from continuing operations	0.58	0.56	0.53	0.46	0.60	0.71	0.78	0.70
Net income	0.58	0.56	0.53	0.46	0.60	0.71	0.78	0.72
Shares used to compute earnings per share (in thousands):
Basic	300,679	298,445	298,130	297,788	298,910	299,616	299,923	299,218
Diluted	307,954	305,359	305,921	305,531	305,734	308,744	309,619	308,848
Dividends declared per share	0.30	0.30	0.30	0.25	0.25	0.25	0.22	0.22

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Analog’s disclosure controls and procedures as of November 3, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of November 3, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management assessed the effectiveness of our internal control over financial reporting as of November 3, 2012. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
Based on this assessment, our management concluded that, as of November 3, 2012, our internal control over financial reporting is effective based on those criteria.
Our independent registered public accounting firm that audited the financial statements included in this annual report has issued an attestation report on our internal control over financial reporting. This report appears below.
(c) Attestation Report of the Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Analog Devices, Inc.
We have audited Analog Devices, Inc.’s internal control over financial reporting as of November 3, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Analog Devices, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Analog Devices, Inc. maintained, in all material respects, effective internal control over financial reporting as of November 3, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Analog Devices, Inc. as of November 3, 2012 and October 29, 2011, and the related consolidated statements of income, shareholders’ equity, comprehensive income, and cash flows for each of the three years in the period ended November 3, 2012 of Analog Devices, Inc. and our report dated November 27, 2012 expressed an unqualified opinion thereon.
Boston, Massachusetts
November 27, 2012

(d) Changes in Internal Controls over Financial Reporting.  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended November 3, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item relating to our directors and nominees is contained in our 2013 proxy statement under the caption “Proposal 1 — Election of Directors” and is incorporated herein by reference. Information required by this item relating to our executive officers is contained under the caption “EXECUTIVE OFFICERS OF THE COMPANY” in Part I of this Annual Report on Form 10-K and is incorporated herein by reference. Information required by this item relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is contained in our 2013 proxy statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.
We have adopted a written code of business conduct and ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and have posted it in the Corporate Governance section of our website which is located at www.analog.com. To the extent permitted by NASDAQ and SEC regulations, we intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding any amendments to, or waivers from, our code of business conduct and ethics by posting such information on our website which is located at www.analog.com.
During the fourth quarter of fiscal 2012, we made no material change to the procedures by which shareholders may recommend nominees to our Board of Directors, as described in our 2012 proxy statement.
Information required by this item relating to the audit committee of our Board of Directors is contained in our 2013 proxy statement under the caption “Corporate Governance — Board of Directors Meetings and Committees — Audit Committee” and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
Information required by this item is contained in our 2013 proxy statement under the captions “Corporate Governance — Director Compensation”, “Information About Executive Compensation” and "Corporate Governance — Risk Considerations in our Compensation Program" and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item relating to security ownership of certain beneficial owners and management is contained in our 2013 proxy statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference. Information required by this item relating to securities authorized for issuance under equity compensation plans is contained in our 2013 proxy statement under the caption “Information About Executive Compensation — Securities Authorized for Issuance Under Equity Compensation Plans” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item relating to transactions with related persons is contained in our 2013 proxy statement under the caption “Corporate Governance — Certain Relationships and Related Transactions” and is incorporated herein by reference. Information required by this item relating to director independence is contained in our 2013 proxy statement under the caption “Corporate Governance — Determination of Independence” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this item is contained in our 2013 proxy statement under the caption “Corporate Governance — Independent Registered Public Accounting Firm Fees and Other Matters” and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements
The following consolidated financial statements are included in Item 8 of this Annual Report on Form 10-K:

—	Consolidated Statements of Income for the years ended November 3, 2012, October 29, 2011 and October 30, 2010

—	Consolidated Balance Sheets as of November 3, 2012 and October 29, 2011

—	Consolidated Statements of Shareholders’ Equity for the years ended November 3, 2012, October 29, 2011 and October 30, 2010

—	Consolidated Statements of Comprehensive Income for the years ended November 3, 2012, October 29, 2011, and October 30, 2010

—	Consolidated Statements of Cash Flows for the years ended November 3, 2012, October 29, 2011and October 30, 2010

(b)	Financial Statement Schedules
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

ANALOG DEVICES, INC.
ANNUAL REPORT ON FORM 10-K
YEAR ENDED NOVEMBER 3, 2012
ITEM 15(b)
FINANCIAL STATEMENT SCHEDULE

ANALOG DEVICES, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Years ended November 3, 2012, October 29, 2011 and October 30, 2010

(Thousands)

	Balance at Beginning of	Additions Charged to		Balance at End of
Description	Period	Income Statement	Deductions	Period
Accounts Receivable Reserves and Allowances:
Year ended October 30, 2010	$1,681	$2,918	$3,018	$1,581
Year ended October 29, 2011	$1,581	$846	$962	$1,465
Year ended November 3, 2012	$1,465	$1,910	$654	$2,721

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANALOG DEVICES, INC.

By:	/s/ JERALD G. FISHMAN
Jerald G. Fishman Chief Executive Officer and Director (Principal Executive Officer)
Date: November 27, 2012
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ray Stata	Chairman of the Board	November 27, 2012
Ray Stata

/s/ Jerald G. Fishman	Chief Executive Officer and Director (Principal Executive Officer)	November 27, 2012
Jerald G. Fishman

/s/ David A. Zinsner	Vice President-Finance and Chief Financial Officer (Principal Financial Officer)	November 27, 2012
David A. Zinsner

/s/ Seamus Brennan	Vice President and Chief Accounting Officer (Principal Accounting Officer)	November 27, 2012
Seamus Brennan

/s/ James A. Champy	Director	November 27, 2012
James A. Champy

/s/ John C. Hodgson	Director	November 27, 2012
John C. Hodgson

/s/ Yves-Andre Istel	Director	November 27, 2012
Yves-Andre Istel

/s/ Neil Novich	Director	November 27, 2012
Neil Novich

/s/ F. Grant Saviers	Director	November 27, 2012
F. Grant Saviers

Name	Title	Date

/s/ Paul J. Severino	Director	November 27, 2012
Paul J. Severino

/s/ Kenton J. Sicchitano	Director	November 27, 2012
Kenton J. Sicchitano

/s/ Lisa T. Su	Director	November 27, 2012
Lisa T. Su

Exhibit Index

Exhibit No.	Description
1.1
Underwriting Agreement, dated June 25, 2009, between Analog Devices, Inc. and Credit Suisse Securities (USA) LLC, as representative of the several underwriters named therein, filed as exhibit 1.1 to the Company's Current Report on Form 8-K (File No. 1-7819), filed with the Commission on June 30, 2009 and incorporated herein by reference.

1.2
Underwriting Agreement, dated March 30, 2011, between Analog Devices, Inc. and Credit Suisse Securities (USA) LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several underwriters named therein, filed as exhibit 1.1 to the Company's Current Report on Form 8-K (File No. 1-7819), filed with the Commission on March 31, 2011 and incorporated herein by reference.

2.1
Purchase and Sale Agreement, dated as of September 9, 2007, among Analog Devices, Inc., various subsidiaries, and MediaTek Inc., filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended November 3, 2007 (File No. 1-7819) as filed with the Commission on November 30, 2007 and incorporated herein by reference.

2.2
Amendment No. 1 to Purchase and Sale Agreement, dated January 11, 2008, among Analog Devices, Inc., various subsidiaries, and MediaTek Inc. filed as an exhibit to the Company's Current Report on Form 8-K (File No. 1-7819), as filed with the Commission on January 16, 2008 and incorporated herein by reference.

2.3
License Agreement, dated as of January 11, 2008, among Analog Devices, Inc., Analog Devices B.V., MediaTek Inc. and MediaTek Singapore Pte. Ltd., filed as an exhibit to the Company's Current Report on Form 8-K (File No. 1-7819), as filed with the Commission on January 16, 2008 and incorporated herein by reference.

3.1
Restated Articles of Organization of Analog Devices, Inc., as amended, filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 2008 (File No. 1-7819) as filed with the Commission on May 20, 2008 and incorporated herein by reference.

3.2
Amendment to Restated Articles of Organization of Analog Devices, Inc., filed as exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on December 8, 2008 (File No. 1-7819) and incorporated herein by reference.

3.3
Amended and Restated By-Laws of Analog Devices, Inc., filed as exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on January 28, 2010 (File No. 1-7819) and incorporated herein by reference.

4.1
Indenture, by and between Analog Devices, Inc. and The Bank of New York Mellon Trust Company, N.A. (as Trustee) dated as of June 30, 2009, filed as exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 1, 2009 (File No. 1-7819) and incorporated herein by reference.

4.2
Supplemental Indenture, dated June 30, 2009, between Analog Devices, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, filed as exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 1-7819), filed with the Commission on June 30, 2009 and incorporated herein by reference.

4.3
Form of 5.00% Global Note due July 1, 2014, filed as exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 1-7819), filed with the Commission on June 30, 2009 and incorporated herein by reference

4.4
Supplemental Indenture, dated April 4, 2011, between Analog Devices, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, filed as exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 1-7819), filed with the Commission on April 4, 2011 and incorporated herein by reference.

4.5
Form of 3.00% Global Note due April 15, 2016, filed as exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 1-7819), filed with the Commission on April 4, 2011 and incorporated herein by reference.

*10.1
Analog Devices, Inc. Amended and Restated Deferred Compensation Plan, incorporated herein by reference to exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Commission on December 8, 2008 (File No. 1-7819) and incorporated herein by reference.

Exhibit No.	Description
*10.2
First Amendment to the Analog Devices, Inc. Amended and Restated Deferred Compensation Plan, filed as an exhibit to the Company's Quarterly Report on Form 10-Q for fiscal quarter ended July 30, 2011 (File No. 1-7819) as filed with the Commission on August 16, 2011 and incorporated herein by reference.

*10.3
Trust Agreement for Deferred Compensation Plan dated as of October 1, 2003 between Analog Devices, Inc. and Fidelity Management Trust Company, filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended November 1, 2003 (File No. 1-7819) as filed with the Commission on December 23, 2003 and incorporated herein by reference.

*10.4
First Amendment to Trust Agreement for Deferred Compensation Plan between Analog Devices, Inc. and Fidelity Management Trust Company dated as of January 1, 2005, filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended October 28, 2006 (File No. 1-7819) as filed with the Commission on November 20, 2006 and incorporated herein by reference.

*10.5
Second Amendment to Trust Agreement for Deferred Compensation Plan between Analog Devices, Inc. and Fidelity Management Trust Company dated as of December 10, 2007, filed as exhibit 10.41 to the Company's Annual Report on Form 10-K for the fiscal year ended November 1, 2008 (File No. 1-7819) as filed with the Commission on November 25, 2008 and incorporated herein by reference.

*10.6
1998 Stock Option Plan of Analog Devices Inc., as amended, filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended November 2, 2002 (File No. 1-7819) as filed with the Commission on January 29, 2003 and incorporated herein by reference.

*10.7
Analog Devices, Inc. 2001 Broad-Based Stock Option Plan, as amended, filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended November 2, 2002 (File No. 1-7819) as filed with the Commission on January 29, 2003 and incorporated herein by reference.

*10.8
Amended and Restated 2006 Stock Incentive Plan of Analog Devices, Inc., filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended May 5, 2012 (File No. 1-7819) as filed with the Commission on May 22, 2012 and incorporated herein by reference.

*10.9
Form of Global Non-Qualified Stock Option Agreement for Employees for usage under the Company's 2006 Stock Incentive Plan, filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended May 5, 2012 (File No. 1-7819) as filed with the Commission on May 22, 2012 and incorporated herein by reference.

*10.10
Form of Agreement for Grants of Non-Qualified Stock Options to Directors for usage under the Company's 2006 Stock Incentive Plan, filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended October 29, 2011 (File No. 1-7819) as filed with the Commission on November 22, 2011 and incorporated herein by reference..

*10.11
Form of Global Restricted Stock Unit Agreement for Employees for usage under the Company's 2006 Stock Incentive Plan, filed as an exhibit to the Company's Current Report on Form 10-Q for the quarter ended May 5, 2012 (File No. 1-7819) as filed with the Commission on May 22, 2012 and incorporated herein by reference

*10.12
Form of Global Restricted Stock Unit Agreement for Directors for usage under the Company's 2006 Stock Incentive Plan, filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended August 4, 2012 (File No. 1-7819) as filed with the Commission on August 21, 2012 and incorporated herein by reference.

*10.13
Analog Devices BV (Ireland) Employee Stock Option Program, as amended, filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended November 2, 2002 (File No. 1-7819) as filed with the Commission on January 29, 2003 and incorporated herein by reference.

10.14
BCO Technologies Plc Unapproved Share Option Scheme, filed as an exhibit to the Company's Registration Statement on Form S-8 (File No. 333-50092) as filed with the Commission on November 16, 2000 and incorporated herein by reference.

10.15
BCO Technologies Plc Approved Share Option Scheme, filed as an exhibit to the Company's Registration Statement on Form S-8 (File No. 333-50092) as filed with the Commission on November 16, 2000 and incorporated herein by reference.

Exhibit No.	Description
10.16
ChipLogic, Inc. Amended and Restated 1998 Stock Plan, filed as an exhibit to the Company's Registration Statement on Form S-8 (File No. 333-53314) as filed with the Commission on January 5, 2001 and incorporated herein by reference.

10.17
Staccato Systems, Inc. 1998 Stock Plan, filed as an exhibit to the Company's Registration Statement on Form S-8 (File No. 333-53828) as filed with the Commission on January 17, 2001 and incorporated herein by reference.

10.18
Various individual stock restriction and similar agreements between the registrant and employees thereof relating to ChipLogic, Inc., filed as an exhibit to the Company's Registration Statement on Form S-8 (File No. 333-57444) as filed with the Commission on March 22, 2001, as amended by Amendment No. 1 filed as an exhibit to the Company's Post-Effective Amendment to Registration Statement on Form S-8 (File No. 333-57444) as filed with the Commission on March 23, 2001 and incorporated herein by reference.

*10.19
Amended and Restated Employment Agreement between Jerald G. Fishman and Analog Devices, Inc., dated January 14, 2010, filed as an exhibit to the Company's Current Report on Form 8-K (File No. 1-7819) as filed with the Commission on January 19, 2010 and incorporated herein by reference.

*10.20
Executive Retention Agreement dated October 22, 2007 between Jerald G. Fishman and Analog Devices, Inc., filed as an exhibit to the Company's Current Report on Form 8-K (File No. 1-7819) as filed with the Commission on October 26, 2007 and incorporated herein by reference.

*10.21
Amendment to Long-Term Retention Agreement between Jerald G. Fishman and Analog Devices, Inc., filed as exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-7819) as filed with the Commission on January 19, 2010 and incorporated herein by reference.

*10.22
Letter Agreement between Analog Devices Inc. and Jerald G. Fishman dated June 21, 2000 relating to acceleration of stock options upon the occurrence of certain events, filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended October 28, 2000 (File No. 1-7819) as filed with the Commission on January 26, 2001 and incorporated herein by reference.

*10.23
Amendment dated as of October 22, 2007 to the Employee Retention Agreement dated as of January 16, 1989 between Jerald G. Fishman and Analog Devices, Inc., filed as an exhibit to the Company's Current Report on Form 8-K (File No. 1-7819) as filed with the Commission on October 26, 2007 and incorporated herein by reference.

*10.24
Form of Restricted Stock Unit Agreement between Analog Devices, Inc. and Jerald G. Fishman, filed as an exhibit to the Company's Current Report on Form 8-K (File No. 1-7819), as filed with the Commission on September 24, 2012 and incorporated herein by reference.

*10.25
2012 Executive Performance Incentive Plan, as amended and restated, filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended February 4, 2012 (File No. 1-7819) as filed with the Commission on February 22, 2012 and incorporated herein by reference.

*10.26
2013 Executive Performance Incentive Plan, filed as an exhibit to the Company's Current Report on Form 8-K (File No. 1-7819), as filed with the Commission on October 31, 2012 and incorporated herein by reference.

*10.27
Form of Employee Retention Agreement, filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended May 5, 2012 (File No. 1-7819) as filed with the Commission on May 22, 2012 and incorporated herein by reference.

*10.28
Employee Change in Control Severance Policy of Analog Devices, Inc., as amended, filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1999 (File No. 1-7819) as filed with the Commission on January 28, 2000 and incorporated herein by reference.

*10.29
Senior Management Change in Control Severance Policy of Analog Devices, Inc., as amended, filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1999 (File No. 1-7819) as filed with the Commission on January 28, 2000 and incorporated herein by reference.

*10.30
Offer Letter for David A. Zinsner, dated November 18, 2008, filed as exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 2009 (File No. 1-7819) as filed with the Commission on February 18, 2009 and incorporated herein by reference.

Exhibit No.	Description
*10.31
Form of Indemnification Agreement for Directors and Officers, filed as exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended November 1, 2008 (File No. 1-7819) as filed with the Commission on November 25, 2008 and incorporated herein by reference.

10.32
Amended and Restated Lease Agreement dated May 1, 1992 between Analog Devices, Inc. and the trustees of Everett Street Trust relating to the premises at 3 Technology Way, Norwood, Massachusetts, filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended November 1, 1997 (File No. 1-7819) as filed with the Commission on January 28, 1998 and incorporated herein by reference.

10.33
Guaranty dated as of May 1, 1994 between Analog Devices, Inc. and Metropolitan Life Insurance Company relating to the premises at 3 Technology Way, Norwood, Massachusetts, filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1999 (File No. 1-7819) as filed with the Commission on January 28, 2000 and incorporated herein by reference.

10.34
Letter Agreement dated as of May 18, 1994 between Analog Devices, Inc. and Metropolitan Life Insurance Company relating to the premises at 3 Technology Way, Norwood, Massachusetts, filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1999 (File No. 1-7819) as filed with the Commission on January 28, 2000 and incorporated herein by reference.

10.35
Reimbursement Agreement dated May 18, 1992 between Analog Devices, Inc. and the trustees of Everett Street Trust, filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended November 1, 1997 (File No. 1-7819) as filed with the Commission on January 28, 1998 and incorporated herein by reference.

10.36
Lease Agreement dated November 14, 1997, as amended, between Analog Devices, Inc. and Liberty Property Limited Partnership, relating to premises located at 7736 McCloud Road, Greensboro, North Carolina, filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended October 28, 2006 (File No. 1-7819) as filed with the Commission on November 20, 2006 and incorporated herein by reference.

10.37
Fifth Amendment dated September 14, 2007 to Lease Agreement dated November 14, 1997, as amended, between Analog Devices, Inc. and Crown-Greensboro I, LLC (as successor to Liberty Property Limited Partnership), relating to premises located at 7736 McCloud Road, Greensboro, North Carolina, filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended November 3, 2007 (File No. 1-7819) as filed with the Commission on November 30, 2007 and incorporated herein by reference.

†12.1	Computation of Consolidated Ratios of Earnings to Fixed Charges.
†21	Subsidiaries of the Company.
†23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
†31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
†31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
†32.1	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).
†32.2	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer).
101. INS	XBRL Instance Document.
101. SCH	XBRL Schema Document.
101. CAL	XBRL Calculation Linkbase Document.
101. LAB	XBRL Labels Linkbase Document.
101. PRE	XBRL Presentation Linkbase Document.
101. DEF	XBRL Definition Linkbase Document
_______________________________________

†	Filed herewith.
*	Management contracts and compensatory plan or arrangements required to be filed as an Exhibit pursuant to Item 15(b) of Form 10-K.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income for the years ended November 3, 2012, October 29, 2011 and October 30, 2010, (ii) Consolidated Balance Sheets as of November 3, 2012 and October 29, 2011, (iii) Consolidated Statements of Shareholders’ Equity for the years ended November 3, 2012, October 29, 2011 and October 30, 2010, (iv) Consolidated Statements of Comprehensive Income for the years ended November 3, 2012, October 29, 2011 and October 30, 2010, (v) Consolidated Statements of Cash Flows for the years ended November 3, 2012, October 29, 2011 and October 30, 2010, (vi) Notes to Consolidated Financial Statements for the years ended November 3, 2012, October 29, 2011 and October 30, 2010.