Form 10-Q
period 2013-05-04
ANALOG DEVICES INC
filed 2013-05-21
CIK 6281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 4, 2013
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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐    NO  ☑
As of May 4, 2013 there were 308,165,416 shares of common stock of the registrant, $0.16 2/3 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ANALOG DEVICES, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	May 4, 2013	May 5, 2012	May 4, 2013	May 5, 2012
Revenue	$659,250	$675,094	$1,281,384	$1,323,152
Cost of sales (1)	237,055	234,639	468,905	473,307
Gross margin	422,195	440,455	812,479	849,845
Operating expenses:
Research and development (1)	128,110	127,537	253,274	251,915
Selling, marketing, general and administrative (1)	102,703	99,992	200,263	199,037
Special charges	—	—	14,071	2,595
	230,813	227,529	467,608	453,547
Operating income	191,382	212,926	344,871	396,298
Nonoperating (income) expense:
Interest expense	6,357	6,890	12,771	13,572
Interest income	(3,044)	(3,967)	(6,277)	(7,315)
Other, net	408	(1,451)	607	(1,499)
	3,721	1,472	7,101	4,758
Income before income taxes	187,661	211,454	337,770	391,540
Provision for income taxes	23,189	48,555	42,076	89,259
Net income	$164,472	$162,899	$295,694	$302,281
Shares used to compute earnings per share – basic	307,444	298,130	305,464	297,959
Shares used to compute earnings per share – diluted	313,368	305,921	311,822	305,726
Basic earnings per share	$0.53	$0.55	$0.97	$1.01
Diluted earnings per share	$0.52	$0.53	$0.95	$0.99
Dividends declared and paid per share	$0.34	$0.30	$0.64	$0.55
(1) Includes stock-based compensation expense as follows:
Cost of sales	$1,517	$1,671	$3,184	$3,478
Research and development	$5,044	$5,162	$10,644	$11,047
Selling, marketing, general and administrative	$11,395	$5,267	$17,189	$10,907
See accompanying notes.

ANALOG DEVICES, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) (thousands)

	Three Months Ended		Six Months Ended
	May 4, 2013	May 5, 2012	May 4, 2013	May 5, 2012
Net income	$164,472	$162,899	$295,694	$302,281
Foreign currency translation adjustments	(2,486)	(1,389)	(2,136)	(3,641)
Change in unrealized holding (losses) gains (net of taxes of $25, $435, $21 and $229, respectively) on securities classified as short-term investments	(124)	(2,034)	190	(887)
Change in unrealized holding losses (net of taxes of $0, $398, $0 and $300, respectively) on securities classified as other investments	—	(740)	—	(558)
Change in unrealized (losses) gains (net of taxes of $235, $416, $293 and $413, respectively) on derivative instruments designated as cash flow hedges	(4,183)	2,635	(645)	(3,106)
Changes in pension plans including prior service cost, transition obligation, net actuarial loss and foreign currency translation adjustments, net of taxes of ($205, $0, $205 and $0 respectively)	3,456	(275)	(47)	1,140
Other comprehensive loss	(3,337)	(1,803)	(2,638)	(7,052)
Comprehensive income	$161,135	$161,096	$293,056	$295,229

See accompanying notes.

ANALOG DEVICES, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (thousands, except per share amounts)

	May 4, 2013	November 3, 2012
ASSETS
Current Assets
Cash and cash equivalents	$595,631	$528,833
Short-term investments	3,576,510	3,371,545
Accounts receivable, net	333,924	339,881
Inventories (1)	298,967	313,723
Deferred tax assets	98,204	90,335
Prepaid income tax	16,771	8,624
Prepaid expenses and other current assets	43,205	43,244
Total current assets	4,963,212	4,696,185
Property, Plant and Equipment, at Cost
Land and buildings	454,217	447,818
Machinery and equipment	1,705,007	1,681,661
Office equipment	49,586	50,042
Leasehold improvements	48,758	48,630
	2,257,568	2,228,151
Less accumulated depreciation and amortization	1,767,521	1,727,284
Net property, plant and equipment	490,047	500,867
Other Assets
Deferred compensation plan investments	14,862	28,426
Other investments	3,816	1,816
Goodwill	282,925	283,833
Intangible assets, net	28,662	28,772
Deferred tax assets	20,372	43,531
Other assets	37,140	36,917
Total other assets	387,777	423,295
	$5,841,036	$5,620,347
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$118,261	$117,034
Deferred income on shipments to distributors, net	244,202	238,541
Income taxes payable	12,487	6,097
Current portion of long-term debt	—	14,500
Accrued liabilities	134,212	148,907
Total current liabilities	509,162	525,079
Non-current liabilities
Long-term debt	757,855	807,098
Deferred income taxes	4,498	1,130
Deferred compensation plan liability	14,862	28,426
Other non-current liabilities	94,069	93,255
Total non-current liabilities	871,284	929,909
Commitments and contingencies
Shareholders’ Equity
Preferred stock, $1.00 par value, 471,934 shares authorized, none outstanding	—	—
Common stock, $0.16 2/3 par value, 1,200,000,000 shares authorized, 308,165,416 shares issued and outstanding (301,389,176 on November 3, 2012)	51,362	50,233
Capital in excess of par value	586,791	390,651
Retained earnings	3,889,469	3,788,869
Accumulated other comprehensive loss	(67,032)	(64,394)
Total shareholders’ equity	4,460,590	4,165,359
	$5,841,036	$5,620,347

(1)	Includes $2,123 and $2,517 related to stock-based compensation at May 4, 2013 and November 3, 2012, respectively.

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(thousands)

	Six Months Ended
	May 4, 2013	May 5, 2012
Cash flows from operating activities:
Net income	$295,694	$302,281
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	55,233	55,114
Amortization of intangibles	110	18
Stock-based compensation expense	31,017	25,432
Gain on sale of investments	—	(1,231)
Excess tax benefit-stock options	(8,808)	(4,498)
Deferred income taxes	(10,402)	(4,139)
Other non-cash activity	(1,382)	(390)
Changes in operating assets and liabilities	48,693	68,202
Total adjustments	114,461	138,508
Net cash provided by operating activities	410,155	440,789
Cash flows from investing activities:
Purchases of short-term available-for-sale investments	(3,856,909)	(4,428,475)
Maturities of short-term available-for-sale investments	3,277,635	3,295,587
Sales of short-term available-for-sale investments	374,515	261,575
Proceeds from the sale of investments	—	1,506
Additions to property, plant and equipment	(44,448)	(55,426)
Payments for acquisitions, net of cash acquired	—	(24,158)
Increase in other assets	(2,526)	(1,323)
Net cash used for investing activities	(251,733)	(950,714)
Cash flows from financing activities:
Early termination of swap agreements	—	18,520
Term loan repayments	(60,108)	(19,250)
Dividend payments to shareholders	(195,094)	(163,818)
Repurchase of common stock	(21,520)	(122,734)
Proceeds from employee stock plans	176,025	87,736
Contingent consideration payment	(3,752)	(1,991)
Increase (decrease) in other financing activities	3,157	(1,989)
Excess tax benefit-stock options	8,808	4,498
Net cash used for financing activities	(92,484)	(199,028)
Effect of exchange rate changes on cash	860	(1,081)
Net increase (decrease) in cash and cash equivalents	66,798	(710,034)
Cash and cash equivalents at beginning of period	528,833	1,405,100
Cash and cash equivalents at end of period	$595,631	$695,066
See accompanying notes.

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED MAY 4, 2013
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
Certain amounts reported in previous years have been reclassified to conform to the fiscal 2013 presentation. Such reclassified amounts are immaterial. The Company has a 52-53 week fiscal year that ends on the Saturday closest to the last day in October. Fiscal 2013 is a 52-week fiscal year and fiscal 2012 was a 53-week fiscal year. The additional week in fiscal 2012 was included in the first quarter ended February 4, 2012. Therefore, the first six months of fiscal 2012 included an additional week of operations as compared to the first six months of fiscal 2013.

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
Title to the inventory transfers to the distributor at the time of shipment or delivery to the distributor, and payment from the distributor is due in accordance with the Company’s standard payment terms. These payment terms are not contingent upon the distributors’ sale of the products to their customers. Upon title transfer to distributors, inventory is reduced for the cost of goods shipped, the margin (sales less cost of sales) is recorded as “deferred income on shipments to distributors, net” and an account receivable is recorded. Shipping costs are charged to cost of sales as incurred.

The deferred costs of sales to distributors have historically had very little risk of impairment due to the margins the Company earns on sales of its products and the relatively long life-cycle of the Company’s products. Product returns from distributors that are ultimately scrapped have historically been immaterial. In addition, price-protection and price-adjustment credits granted to distributors historically have not exceeded the margins the Company earns on sales of its products. The

Company continuously monitors the level and nature of product returns and is in frequent contact with the distributors to ensure reserves are established for all known material issues.
As of May 4, 2013 and November 3, 2012, the Company had gross deferred revenue of $304.6 million and $299.0 million, respectively, and gross deferred cost of sales of $60.4 million and $60.5 million, respectively. Deferred income on shipments to distributors increased in the first six months of fiscal 2013 primarily as a result of a mix shift in favor of higher margin products sold through the channel.
The Company generally offers a 12-month warranty for its products. The Company’s warranty policy provides for replacement of defective products. Specific accruals are recorded for known product warranty issues. Product warranty expenses during each of the three- and six-month periods ended May 4, 2013 and May 5, 2012 were not material.

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

Grant-Date Fair Value — The Company uses the Black-Scholes valuation model to calculate the grant-date fair value of stock option awards. The use of valuation models requires the Company to make estimates and assumptions, such as expected volatility, expected term, risk-free interest rate, expected dividend yield and forfeiture rates. The grant-date fair value of restricted stock units represents the value of the Company’s common stock on the date of grant, reduced by the present value of dividends expected to be paid on the Company’s common stock prior to vesting.
Information pertaining to the Company’s stock option awards and the related estimated weighted-average assumptions to calculate the fair value of stock options granted during the three- and six-month periods ended May 4, 2013 and May 5, 2012 are as follows:

	Three Months Ended		Six Months Ended
Stock Options	May 4, 2013	May 5, 2012	May 4, 2013	May 5, 2012
Options granted (in thousands)	2,266	2,178	2,286	2,227
Weighted-average exercise price	$46.47	$39.77	$46.41	$39.71
Weighted-average grant-date fair value	$7.36	$7.48	$7.35	$7.50
Assumptions:
Weighted-average expected volatility	24.6%	28.5%	24.6%	28.6%
Weighted-average expected term (in years)	5.4	5.3	5.4	5.3
Weighted-average risk-free interest rate	1.0%	1.1%	1.0%	1.1%
Weighted-average expected dividend yield	2.9%	3.0%	2.9%	3.0%
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
Stock-Based Compensation Expense
The amount of stock-based compensation expense recognized during a period is based on the value of the awards that are ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock-based award. Based on an analysis of its historical forfeitures, the Company has applied an annual forfeiture rate of 4.4% to all unvested stock-based awards as of May 4, 2013. The rate of 4.4% represents the portion that is expected to be forfeited each year over the vesting period. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those options that vest.
Additional paid-in-capital (APIC) Pool
The APIC pool represents the excess tax benefits related to share-based compensation that are available to absorb future tax deficiencies. If the amount of future tax deficiencies is greater than the available APIC pool, the Company records the excess as income tax expense in its condensed consolidated statements of income. During the three- and six-month periods ended May 4, 2013, the Company had a sufficient APIC pool to cover any tax deficiencies recorded and as a result, these deficiencies did not affect its results of operations. During the three-month period ended May 5, 2012, the Company recorded excess tax benefits of $0.3 million. The Company applied these excess tax benefits to the $1.8 million income tax expense previously recorded during the three-month period ended February 4, 2012, resulting in $1.5 million of income tax expense for the six-month period ended May 5, 2012.
Stock-Based Compensation Activity
A summary of the activity under the Company’s stock option plans as of May 4, 2013 and changes during the three- and six-month periods then ended is presented below:

Activity during the Three Months Ended May 4, 2013	Options Outstanding (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding February 2, 2013	22,430	$32.24
Options granted	2,266	$46.47
Options exercised	(2,047)	$30.41
Options forfeited	(44)	$33.53
Options expired	(19)	$44.66
Options outstanding at May 4, 2013	22,586	$33.82	5.1	$256,487
Options exercisable at May 4, 2013	15,663	$31.99	3.6	$204,292
Options vested or expected to vest at May 4, 2013 (1)	21,999	$33.62	5.0	$253,828

(1)
In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. The number of options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

Activity during the Six Months Ended May 4, 2013	Options Outstanding (in thousands)	Weighted- Average Exercise Price Per Share
Options outstanding November 3, 2012	26,453	$31.73
Options granted	2,286	$46.41
Options exercised	(5,984)	$29.42
Options forfeited	(146)	$31.99
Options expired	(23)	$42.49
Options outstanding at May 4, 2013	22,586	$33.82

During the three and six months ended May 4, 2013, the total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $31.2 million and $83.2 million, respectively, and the total amount of proceeds received by the Company from the exercise of these options was $62.2 million and $176.0 million, respectively.

During the three and six months ended May 5, 2012, the total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $24.4 million and $49.3 million, respectively, and the total amount of proceeds received by the Company from the exercise of these options was $38.8 million and $87.7 million, respectively.
A summary of the Company’s restricted stock unit award activity as of May 4, 2013 and changes during the three- and six-month periods then ended is presented below:

Activity during the Three Months Ended May 4, 2013	Restricted Stock Units Outstanding (in thousands)	Weighted- Average Grant- Date Fair Value Per Share
Restricted stock units outstanding at February 2, 2013	1,995	$35.22
Units granted	754	$42.45
Restrictions lapsed	(228)	$35.30
Forfeited	(15)	$35.85
Restricted stock units outstanding at May 4, 2013	2,506	$37.38

Activity during the Six Months Ended May 4, 2013	Restricted Stock Units Outstanding (in thousands)	Weighted- Average Grant- Date Fair Value Per Share
Restricted stock units outstanding at November 3, 2012	3,060	$33.01
Units granted	767	$42.36
Restrictions lapsed	(1,278)	$30.01
Forfeited	(43)	$34.49
Restricted stock units outstanding at May 4, 2013	2,506	$37.38

As of May 4, 2013, there was $106.2 million of total unrecognized compensation cost related to unvested share-based awards comprised of stock options and restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.5 years. The total grant-date fair value of shares that vested during the three and six months ended May 4, 2013 was approximately $11.9 million and $62.1 million, respectively. The total grant-date fair value of shares that vested during the three and six months ended May 5, 2012 was approximately $1.8 million and $26.8 million, respectively.

Note 4 – Common Stock Repurchase
The Company’s common stock repurchase program has been in place since August 2004. In the aggregate, the Board of Directors has authorized the Company to repurchase $5.0 billion of the Company’s common stock under the program. Under the program, the Company may repurchase outstanding shares of its common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of the Company’s Board of Directors, the repurchase program will expire when the Company has repurchased all shares authorized under the program. As of May 4, 2013, the Company had repurchased a total of approximately 129.2 million shares of its common stock for approximately

$4,439.0 million under this program. As of May 4, 2013 an additional $561.0 million remains available for repurchase of shares under the current authorized program. The repurchased shares are held as authorized but unissued shares of common stock. Any future common stock repurchases will be dependent upon several factors, including the amount of cash available to the Company in the United States and the Company’s financial performance, outlook and liquidity. The Company also, from time to time, repurchases shares in settlement of employee tax withholding obligations due upon the vesting of restricted stock units, or in certain limited circumstances to satisfy the exercise price of options granted to the Company’s employees under the Company’s equity compensation plans.

Note 5 – Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive loss at May 4, 2013 and November 3, 2012 consisted of the following, net of tax:

	May 4, 2013	November 3, 2012
Foreign currency translation adjustment	$(1,154)	$982
Unrealized gains on available-for-sale securities	478	444
Unrealized losses on available-for-sale securities	(267)	(423)
Unrealized gains on derivative instruments	520	1,165
Pension plans	(66,609)	(66,562)
Total accumulated other comprehensive loss	$(67,032)	$(64,394)
The aggregate fair value of investments with unrealized losses as of May 4, 2013 and November 3, 2012 was $1,112.7 million and $1,214.1 million, respectively. These unrealized losses were primarily related to corporate obligations that earn lower interest rates than current market rates. None of these investments have been in a loss position for more than twelve months.
Unrealized gains and losses on available-for-sale securities classified as short-term investments at May 4, 2013 and November 3, 2012 are as follows:

	May 4, 2013	November 3, 2012
Unrealized gains on securities classified as short-term investments	$598	$581
Unrealized losses on securities classified as short-term investments	(325)	(519)
Net unrealized gains on securities classified as short-term investments	$273	$62
Realized gains or losses on investments are determined based on the specific identification basis and are recognized in nonoperating (income) expense. Gross realized gains and losses on sales of available-for-sale investments during the three- and six-month periods ended May 5, 2012 were approximately $1.3 million and approximately $0.1 million, respectively. There were no material net realized gains or losses from the sales of available-for-sale investments during any other of the fiscal periods presented.

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
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	May 4, 2013	May 5, 2012	May 4, 2013	May 5, 2012
Net Income	$164,472	$162,899	$295,694	$302,281
Basic shares:
Weighted-average shares outstanding	307,444	298,130	305,464	297,959
Earnings per share basic:	$0.53	$0.55	$0.97	$1.01
Diluted shares:
Weighted-average shares outstanding	307,444	298,130	305,464	297,959
Assumed exercise of common stock equivalents	5,924	7,791	6,358	7,767
Weighted-average common and common equivalent shares	313,368	305,921	311,822	305,726
Earnings per share diluted:	$0.52	$0.53	$0.95	$0.99
Anti-dilutive shares related to:
Outstanding stock options	5,903	6,762	5,772	6,953

Note 7 – Special Charges
The Company monitors global macroeconomic conditions on an ongoing basis and continues to assess opportunities for improved operational effectiveness and efficiency, as well as a better alignment of expenses with revenues. As a result of these assessments, the Company has undertaken various restructuring actions over the past several years. These actions are described below.
The following tables display the special charges taken for ongoing actions and a roll-forward from November 3, 2012 to May 4, 2013 of the employee separation and exit cost accruals established related to these actions.

	Reduction of Operating Costs
Statement of Income	2010	2011	2012	2013
Workforce reductions	$10,908	$2,239	$7,966	$14,071
Facility closure costs	—	—	186	—
Non-cash impairment charge	487	—	219	—
Other items	24	—	60	—
Total Charges	$11,419	$2,239	$8,431	$14,071

Accrued Restructuring	Reduction of Operating Costs
Balance at November 3, 2012	$2,993
First quarter 2013 special charge	14,071
Severance payments	(4,276)
Effect of foreign currency on accrual	36
Balance at February 2, 2013	12,824
Severance payments	(4,311)
Effect of foreign currency on accrual	(19)
Balance at May 4, 2013	$8,494

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

During the first quarter of fiscal 2013, the Company recorded a special charge of approximately $14.1 million for severance and fringe benefit costs in accordance with its ongoing benefit plan or statutory requirements at foreign locations for 137 manufacturing, engineering and SMG&A employees. As of May 4, 2013, the Company employed 6 of the 137 employees included in this cost reduction action. These employees must continue to be employed by the Company until their employment is involuntarily terminated in order to receive the severance benefit.

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

	Three Months Ended
	May 4, 2013			May 5, 2012
	Revenue	% of Revenue	Y/Y%	Revenue	% of Revenue*
Industrial	$312,071	47%	(4)%	$324,728	48%
Automotive	122,229	19%	3%	118,210	18%
Consumer	101,049	15%	(5)%	106,086	16%
Communications	123,901	19%	(2)%	126,070	19%
Total revenue	$659,250	100%	(2)%	$675,094	100%
* The sum of the individual percentages does not equal the total due to rounding.

	Six Months Ended
	May 4, 2013			May 5, 2012
	Revenue	% of Revenue	Y/Y%	Revenue	% of Revenue*
Industrial	$593,588	46%	(4)%	$615,439	47%
Automotive	229,875	18%	(4)%	238,820	18%
Consumer	207,998	16%	(6)%	220,300	17%
Communications	249,923	20%	1%	248,593	19%
Total revenue	$1,281,384	100%	(3)%	$1,323,152	100%
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

	Three Months Ended
	May 4, 2013			May 5, 2012
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Converters	$301,887	46%	1%	$300,338	44%
Amplifiers / Radio frequency	164,793	25%	(7)%	177,872	26%
Other analog	91,906	14%	2%	90,442	13%
Subtotal analog signal processing	558,586	85%	(2)%	568,652	84%
Power management & reference	43,623	7%	(5)%	46,051	7%
Total analog products	$602,209	91%	(2)%	$614,703	91%
Digital signal processing	57,041	9%	(6)%	60,391	9%
Total revenue	$659,250	100%	(2)%	$675,094	100%
* The sum of the individual percentages does not equal the total due to rounding.

	Six Months Ended
	May 4, 2013			May 5, 2012
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue
Converters	$579,524	45%	(1)%	$585,527	44%
Amplifiers / Radio frequency	322,646	25%	(6)%	342,339	26%
Other analog	187,599	15%	1%	186,604	14%
Subtotal analog signal processing	1,089,769	85%	(2)%	1,114,470	84%
Power management & reference	83,083	6%	(9)%	90,925	7%
Total analog products	$1,172,852	92%	(3)%	$1,205,395	91%
Digital signal processing	108,532	8%	(8)%	117,757	9%
Total revenue	$1,281,384	100%	(3)%	$1,323,152	100%
* The sum of the individual percentages does not equal the total due to rounding.
Revenue Trends by Geographic Region
Revenue by geographic region, based on the primary location of the Company's customers’ design activity for its products, for the three- and six-month periods ended May 4, 2013 and May 5, 2012 were as follows:

	Three Months Ended		Six Months Ended
Region	May 4, 2013	May 5, 2012	May 4, 2013	May 5, 2012
United States	$206,181	$191,548	$396,607	$388,075
Rest of North and South America	28,194	30,392	65,551	62,265
Europe	216,071	217,195	405,369	423,293
Japan	71,874	86,687	136,562	167,026
China	83,970	89,405	168,739	164,981
Rest of Asia	52,960	59,867	108,556	117,512
Total revenue	$659,250	$675,094	$1,281,384	$1,323,152
In the three- and six-month periods ended May 4, 2013 and May 5, 2012, the predominant country comprising “Rest of North and South America” is Canada; the predominant countries comprising “Europe” are Germany, Sweden, France and the United Kingdom; and the predominant countries comprising “Rest of Asia” are Taiwan and South Korea.

Note 9 – Fair Value
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
The tables below, set forth by level, the Company’s financial assets and liabilities, excluding accrued interest components that were accounted for at fair value on a recurring basis as of May 4, 2013 and November 3, 2012. The tables exclude cash on hand and assets and liabilities that are measured at historical cost or any basis other than fair value. As of May 4, 2013 and November 3, 2012, the Company held $51.3 million and $38.9 million, respectively, of cash and held-to-maturity investments that were excluded from the tables below.

	May 4, 2013
	Fair Value measurement at Reporting Date using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents:
Available-for-sale:
Institutional money market funds	$113,954	$—	$—	$113,954
Corporate obligations (1)	—	430,303	—	430,303
Short - term investments:
Available-for-sale:
Securities with one year or less to maturity:
Corporate obligations (1)	—	3,132,226	—	3,132,226
Floating rate notes, issued at par	—	187,413	—	187,413
Floating rate notes (1)	—	61,887	—	61,887
Securities with greater than one year to maturity:
Floating rate notes, issued at par	—	194,984	—	194,984
Other assets:
Interest rate derivatives	—	913	—	913
Forward foreign currency exchange contracts (2)	—	130	—	130
Deferred compensation investments	14,921	—	—	14,921
Total assets measured at fair value	$128,875	$4,007,856	$—	$4,136,731
Liabilities
Contingent consideration	—	—	8,307	8,307
Total liabilities measured at fair value	$—	$—	$8,307	$8,307

(1)	The amortized cost of the Company’s investments classified as available-for-sale as of May 4, 2013 was $3,591.2 million.

(2)
The Company has a master netting arrangement by counterparty with respect to derivative contracts. As of May 4, 2013, contracts in a liability position of $2.5 million were netted against contracts in an asset position in the Company's condensed consolidated balance sheet.

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
Deferred compensation plan investments — The fair value of these mutual fund, money market fund and equity investments are based on quoted market prices.
Interest rate derivatives and forward foreign currency exchange contracts — The estimated fair value of interest rate derivatives and forward foreign currency exchange contracts, which includes derivatives that are accounted for as cash flow hedges and those that are not designated as cash flow hedges, is based on the estimated amount the Company would receive if it sold these agreements at the reporting date taking into consideration current interest rates as well as the creditworthiness of the counterparty for assets and the Company’s creditworthiness for liabilities.

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
The following table summarizes the change in the fair value of the contingent consideration measured using significant unobservable inputs (Level 3) as of November 3, 2012 and May 4, 2013:

Contingent Consideration
Balance as of November 3, 2012	$12,219
Payment made (1)	(4,000)
Fair value adjustment (2)	88
Balance as of May 4, 2013	$8,307

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
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
On June 30, 2009, the Company issued $375.0 million aggregate principal amount of 5.0% senior unsecured notes due July 1, 2014 (the 5.0% Notes) with semi-annual fixed interest payments due on January 1 and July 1 of each year, commencing January 1, 2010. Based on quotes received from third-party banks, the fair value of the 5.0% Notes as of May 4, 2013 and November 3, 2012 was $394.2 million and $402.5 million, respectively, and is classified as a Level 1 measurement according to the fair value hierarchy.
On April 4, 2011, the Company issued $375.0 million aggregate principal amount of 3.0% senior unsecured notes due April 15, 2016 (the 3.0% Notes) with semi-annual fixed interest payments due on April 15 and October 15 of each year, commencing October 15, 2011. Based on quotes received from third-party banks, the fair value of the 3.0% Notes as of May 4, 2013 and November 3, 2012 was $397.3 million and $402.3 million, respectively, and is classified as a Level 1 measurement according to the fair value hierarchy.

Note 10 – Derivatives
Foreign Exchange Exposure Management — The Company enters into forward foreign currency exchange contracts to offset certain operational and balance sheet exposures from the impact of changes in foreign currency exchange rates. Such exposures result from the portion of the Company’s operations, assets and liabilities that are denominated in currencies other than the U.S. dollar, primarily the Euro; other significant exposures include the Philippine Peso and the British Pound. These foreign currency exchange contracts are entered into to support transactions made in the normal course of business, and accordingly, are not speculative in nature. The contracts are for periods consistent with the terms of the underlying transactions, generally one year or less. Hedges related to anticipated transactions are designated and documented at the inception of the respective hedges as cash flow hedges and are evaluated for effectiveness monthly. Derivative instruments are employed to eliminate or minimize certain foreign currency exposures that can be confidently identified and quantified. As the terms of the contract and the underlying transaction are matched at inception, forward contract effectiveness is calculated by comparing the change in fair value of the contract to the change in the forward value of the anticipated transaction, with the effective portion of the gain or loss on the derivative; comprehensive (loss) income (OCI) in shareholders’ equity and reclassified into earnings in the same period during which the hedged transaction affects earnings. Any residual change in fair value of the instruments, or ineffectiveness, is recognized immediately in other (income) expense. Additionally, the Company enters into forward foreign currency contracts that economically hedge the gains and losses generated by the re-measurement of certain recorded assets and liabilities in a non-functional currency. Changes in the fair value of these undesignated hedges are recognized in other (income) expense immediately as an offset to the changes in the fair value of the asset or liability being hedged. As of May 4, 2013 and November 3, 2012, the total notional amount of these undesignated hedges was $36.7 million and $31.5 million, respectively. The fair value of these hedging instruments in the Company’s condensed consolidated balance sheets as of May 4, 2013 and November 3, 2012 was immaterial.
Interest Rate Exposure Management — The Company's current and future debt may be subject to interest rate risk.  The Company utilizes interest rate derivatives to alter interest rate exposure in an attempt to reduce the effects of these changes. The fair value of the Company's interest rate derivatives designated as cash flow hedges was $0.9 million and was included in prepaid expenses and other current assets in the Company's condensed consolidated balance sheet as of May 4, 2013.
On June 30, 2009, the Company entered into interest rate swap transactions related to its outstanding 5.0% senior unsecured notes where the Company swapped the notional amount of its $375.0 million of fixed rate debt at 5.0% into floating interest rate debt through July 1, 2014. Under the terms of the swaps, the Company would (i) receive on the $375.0 million notional amount a 5.0% annual interest payment that is paid in two installments on the 1st business day of every January and July, commencing January 1, 2010 through and ending on the maturity date; and (ii) pay on the $375.0 million notional amount an annual three months LIBOR plus 2.05% interest payment, payable in four installments on the 1st business day of every January, April, July and October, commencing on October 1, 2009 and ending on the maturity date. The LIBOR-based rate was set quarterly three months prior to the date of the interest payment. The Company designated these swaps as fair value hedges. The fair value of the swaps at inception was zero and subsequent changes in the fair value of the interest rate swaps were reflected in the carrying value of the interest rate swaps on the balance sheet. The carrying value of the debt on the balance sheet was adjusted by an equal and offsetting amount. The amounts earned and owed under the swap agreements were accrued each period and were reported in interest expense. There was no ineffectiveness recognized in any of the periods presented. In the second quarter of fiscal 2012, the Company terminated the interest rate swap agreement. The Company received $19.8 million in cash proceeds from the swap termination, which included $1.3 million in accrued interest. The proceeds, net of interest received, are disclosed in cash flows from financing activities in the Company's condensed consolidated statements of cash flows. As a result of the termination, the carrying value of the 5.0% Notes was adjusted for the change in the fair value of the interest component of the debt up to the date of the termination of the swap in an amount equal to the fair value of the swap, and will be amortized into earnings as a reduction of interest expense over the remaining life of the debt. This amortization is reflected in the Company's condensed consolidated statements of cash flows within operating activities. During fiscal year 2012, $5.3 million was amortized into earnings as a reduction of interest expense related to the swap termination. During the first six months of fiscal 2013, $4.0 million was amortized into earnings as a reduction of interest expense related to the swap termination.
The market risk associated with the Company’s derivative instruments results from currency exchange rate or interest rate movements that are expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. The counterparties to the agreements relating to the Company’s derivative instruments consist of a number of major international financial institutions with high credit ratings. Based on the credit ratings of the Company’s counterparties as of May 4, 2013, nonperformance is not perceived to be a significant risk. Furthermore, none of the Company’s derivatives are subject to collateral or other security arrangements and none contain provisions that are dependent on the Company’s credit ratings from any credit rating agency. While the contract or notional amounts of derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of the Company’s exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of counterparties to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparties’ obligations under the contracts exceed the obligations of the Company to the counterparties. As a result of the above considerations, the Company does not consider the risk of counterparty default to be significant.

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
The total notional amounts of forward foreign currency derivative instruments designated as hedging instruments of cash flow hedges denominated in Euros, British Pounds, Philippine Pesos and Japanese Yen as of May 4, 2013 and November 3,

2012 was $163.4 million and $151.8 million, respectively. The fair values of these hedging instruments in the Company’s condensed consolidated balance sheets as of May 4, 2013 and November 3, 2012 were as follows:

		Fair Value At
	Balance Sheet Location	May 4, 2013	November 3, 2012
Forward foreign currency exchange contracts	Prepaid expenses and other current assets	$—	$1,161
	Accrued liabilities	$252	$—
The effect of forward foreign currency derivative instruments designated as cash flow hedges on the Company's condensed consolidated statements of income for the three- and six-month periods ended May 4, 2013 and May 5, 2012 were as follows:

	Three Months Ended		Six Months Ended
	May 4, 2013	May 5, 2012	May 4, 2013	May 5, 2012
(Loss) gain recognized in OCI on derivatives (net of taxes of $521, $178, $239 and $945, respectively)	$(4,487)	$1,127	$604	$(6,644)
(Gain) loss reclassified from OCI into income (net of taxes of $33, $238, $265 and $532, respectively)	$(289)	$1,508	$(1,842)	$3,538
The amounts reclassified into earnings before tax are recognized in cost of sales and operating expenses for the three- and six-month periods ended May 4, 2013 and May 5, 2012 were as follows:

	Three Months Ended		Six Months Ended
	May 4, 2013	May 5, 2012	May 4, 2013	May 5, 2012
Cost of sales	$401	$621	$1,418	$1,522
Research and development	$(77)	$470	$256	$1,093
Selling, marketing, general and administrative	$(2)	$655	$433	$1,455

All derivative gains and losses related to forward foreign currency derivative instruments included in OCI will be reclassified into earnings within the next 12 months. There was no ineffectiveness in the three- and six-month periods ended May 4, 2013 and May 5, 2012.

Note 11 – Goodwill and Intangible Assets
Goodwill
The Company evaluates goodwill for impairment annually, as well as whenever events or changes in circumstances suggest that the carrying value of goodwill may not be recoverable. The Company tests goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis on the first day of the fourth quarter (on or about August 4) or more frequently if indicators of impairment exist. For the Company’s latest annual impairment assessment that occurred on August 5, 2012, the Company identified its reporting units to be its five operating segments, which meet the aggregation criteria for one reportable segment. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company determines the fair value of its reporting units using the income approach methodology of valuation that includes the discounted cash flow method, as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. No impairment of goodwill resulted in any of the fiscal periods presented. The Company’s next annual impairment assessment will be performed as of the first day of the fourth quarter of fiscal 2013, unless indicators arise that would require the Company to reevaluate at an earlier date. The following table presents the changes in goodwill during the first six months of fiscal 2013:

Six Months Ended
May 4, 2013
Balance as of November 3, 2012	$283,833
Foreign currency translation adjustment	(908)
Balance as of May 4, 2013	$282,925

Intangible Assets
The Company reviews finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of assets may not be recoverable. Recoverability of these assets is measured by comparison of their carrying value to future undiscounted cash flows the assets are expected to generate over their remaining economic lives. If such assets are considered to be impaired, the impairment to be recognized in earnings equals the amount by which the carrying value of the assets exceeds their fair value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. As of May 4, 2013 and November 3, 2012, the Company’s finite-lived intangible assets consisted of the following which related to the acquisition of Multigig, Inc. (See Note 16, Acquisitions, below):

	May 4, 2013		November 3, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Technology-based	$1,100	$238	$1,100	$128
Amortization expense related to finite-lived intangible assets was $0.1 million for the three- and six-month periods ended May 4, 2013. Amortization expense related to finite-lived intangible assets for the three- and six-month periods ended May 5, 2012 was immaterial. The remaining amortization expense will be recognized over a weighted-average period of approximately 2.1 years.
The Company expects annual amortization expense for intangible assets to be:

Fiscal Year	Amortization Expense
Remainder of fiscal 2013	$110
2014	$220
2015	$220
2016	$220
2017	$92
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

Indefinite-lived intangible assets consisted of $27.8 million of IPR&D as of May 4, 2013 and November 3, 2012.

Note 12 – Pension Plans
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
Net periodic pension cost of non-U.S. plans is presented in the following table:

	Three Months Ended		Six Months Ended
	May 4, 2013	May 5, 2012	May 4, 2013	May 5, 2012
Service cost	$2,820	$1,997	$5,676	$3,988
Interest cost	3,114	2,773	6,251	5,537
Expected return on plan assets	(2,924)	(2,661)	(5,876)	(5,310)
Amortization of initial net obligation	5	5	10	10
Amortization of prior service cost	(58)	—	(116)	—
Amortization of net loss	743	91	1,491	180
Net periodic pension cost	$3,700	$2,205	$7,436	$4,405
Pension contributions of $4.3 million and $8.7 million were made by the Company during the three and six months ended May 4, 2013. The Company presently anticipates contributing an additional $8.5 million to fund its defined benefit pension plans in fiscal year 2013 for a total of $17.2 million.

Note 13 – Revolving Credit Facility

As of May 4, 2013, the Company had $4,172.1 million of cash and cash equivalents and short-term investments, of which $1,180.6 million was held in the United States. The balance of the Company's cash and cash equivalents and short-term investments was held outside the United States in various foreign subsidiaries. As the Company intends to reinvest its foreign earnings indefinitely, this cash is not available to meet the Company's cash requirements in the United States, including cash dividends and common stock repurchases. During December 2012, the Company terminated its five-year, $165.0 million unsecured revolving credit facility with certain institutional lenders entered into in May 2008. On December 19, 2012, the Company entered into a five-year, $500.0 million senior unsecured revolving credit facility with certain institutional lenders (the Credit Agreement). To date, the Company has not borrowed under this credit facility but the Company may borrow in the future and use the proceeds for repayment of existing indebtedness, stock repurchases, acquisitions, capital expenditures, working capital and other lawful corporate purposes. Revolving loans under the Credit Agreement (other than swing line loans) bear interest, at the Company's option, at either a rate equal to (a) the Eurodollar Rate (as defined in the Credit Agreement) plus a margin based on the Company's debt rating or (b) the Base Rate (defined as the highest of (i) the Bank of America prime rate, (ii) the Federal Funds Rate (as defined in the Credit Agreement) plus .50% and (iii) one month Eurodollar Rate plus 1.00%) plus a margin based on the Company's debt rating. The terms of the facility impose restrictions on the Company’s ability to undertake certain transactions, to create certain liens on assets and to incur certain subsidiary indebtedness. In addition, the Credit Agreement contains a consolidated leverage ratio covenant of total consolidated funded debt to consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) of not greater than 3.0 to 1.0. As of May 4, 2013, the Company was compliant with these covenants.

Note 14 – Debt
On June 30, 2009, the Company issued $375.0 million aggregate principal amount of 5.0% senior unsecured notes due July 1, 2014 (the 5.0% Notes) with semi-annual fixed interest payments due on January 1 and July 1 of each year, commencing January 1, 2010. The sale of the 5.0% Notes was made pursuant to the terms of an underwriting agreement dated June 25, 2009 between the Company and Credit Suisse Securities (USA) LLC, as representative of the several underwriters named therein. The net proceeds of the offering were $370.4 million, after issuing at a discount and deducting expenses, underwriting discounts and commissions, which will be amortized over the term of the 5.0% Notes. The indenture governing the 5.0% Notes contains covenants that may limit the Company’s ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of its assets to, any other party. As of May 4, 2013, the Company was compliant with these covenants. The notes are subordinated to any future secured debt and to the other liabilities of the Company’s subsidiaries.
On June 30, 2009, the Company entered into interest rate swap transactions where the Company swapped the notional amount of its $375.0 million of fixed rate debt at 5.0% into floating interest rate debt through July 1, 2014. Under the terms of the swaps, the Company would (i) receive on the $375.0 million notional amount a 5.0% annual interest payment that is paid in two installments on the 1st business day of every January and July, commencing January 1, 2010 through and ending on the maturity date; and (ii) pay on the $375.0 million notional amount an annual three month LIBOR plus 2.05% interest payment, payable in four installments on the 1st business day of every January, April, July and October, commencing on October 1, 2009 and ending on the maturity date. The LIBOR-based rate was set quarterly three months prior to the date of the interest payment. The Company designated these swaps as fair value hedges. The changes in the fair value of the interest rate swaps were reflected in the carrying value of the interest rate swaps in other assets on the balance sheet. The carrying value of the debt on the balance sheet was adjusted by an equal and offsetting amount. In fiscal 2012, the Company terminated the interest rate swap agreement. The Company received $19.8 million in cash proceeds from the swap termination, which included $1.3 million in accrued interest. The proceeds, net of interest received, are disclosed in cash flows from financing activities in the Company's condensed consolidated statements of cash flows. As a result of the termination, the carrying value of the 5.0% Notes was adjusted for the change in the fair value of the interest component of the debt up to the date of the termination of the swap in an amount equal to the fair value of the swap, and will be amortized into earnings as a reduction of interest expense over the remaining life of the debt. This amortization is reflected in the Company's condensed consolidated statements of cash flows within operating activities. During fiscal year 2012, $5.3 million was amortized into earnings as a reduction of interest expense related to the swap termination. During the first six months of fiscal year 2013, $4.0 million was amortized into earnings as a reduction of interest expense related to the swap termination.
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
On April 4, 2011, the Company issued $375.0 million aggregate principal amount of 3.0% senior unsecured notes due April 15, 2016 (the 3.0% Notes) with semi-annual fixed interest payments due on April 15 and October 15 of each year, commencing October 15, 2011. The sale of the 3.0% Notes was made pursuant to the terms of an underwriting agreement dated March 30, 2011 between the Company and Credit Suisse Securities (USA) LLC and Merrill Lynch, Pierce, Fenner and Smith Incorporated, as representative of the several underwriters named therein. The net proceeds of the offering were $370.5 million, after issuing at a discount and deducting expenses, underwriting discounts and commissions, which will be amortized over the term of the 3.0% Notes. The indenture governing the 3.0% Notes contains covenants that may limit the Company’s ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of its assets to, any other party. As of May 4, 2013, the Company was compliant with these covenants. The notes are subordinated to any future secured debt and to the other liabilities of the Company’s subsidiaries.
The Company’s principal payments related to its debt obligations are due as follows: $375.0 million in fiscal year 2014; and $375.0 million in fiscal year 2016.

Note 15 – Inventories
Inventories at May 4, 2013 and November 3, 2012 were as follows:

	May 4, 2013	November 3, 2012
Raw materials	$21,396	$28,111
Work in process	191,410	185,773
Finished goods	86,161	99,839
Total inventories	$298,967	$313,723

Note 16 – Acquisitions
On March 30, 2012, the Company acquired privately-held Multigig, Inc. (Multigig) of San Jose, California. The acquisition of Multigig is expected to enhance the Company’s clocking capabilities in stand-alone and embedded applications and strengthen the Company’s high speed signal processing solutions. The acquisition-date fair value of the consideration transferred totaled $26.8 million, which consisted of $24.2 million in initial cash payments at closing and an additional $2.6 million subject to an indemnification holdback that is payable within 15 months of the transaction date, which is included in accrued liabilities in the Company's condensed consolidated balance sheet as of May 4, 2013. The Company’s assessment of fair value of the tangible and intangible assets acquired and liabilities assumed was based on their estimated fair values at the date of acquisition, resulting in the recognition of $15.6 million of IPR&D, $1.1 million of developed technology, $7.0 million of goodwill and $3.1 million of net deferred tax assets. The goodwill recognized is attributable to future technologies that have yet to be determined as well as the assembled workforce of Multigig. Future technologies do not meet the criteria for recognition separately from goodwill because they are a part of future development and growth of the business. None of the goodwill is expected to be deductible for tax purposes. During the third quarter of fiscal 2012, the Company reduced this holdback amount by $0.1 million as a result of indemnification claims. During the fourth quarter of fiscal 2012, the Company finalized its purchase accounting for Multigig, which resulted in adjustments of $0.4 million to deferred taxes and goodwill. In addition, the Company will be obligated to pay royalties to the Multigig employees on revenue recognized from the sale of certain Multigig products through the earlier of 5 years or the aggregate maximum payment of $1.0 million. Royalty payments to Multigig employees require post-acquisition services to be rendered and, as such, the Company will record these amounts as compensation expense in the related periods. As of May 4, 2013, no royalty payments have been made. The Company recognized $0.5 million of acquisition-related costs that were expensed in fiscal 2012, which were included in operating expenses in the Company's condensed consolidated statement of income.
On June 9, 2011, the Company acquired privately-held Lyric Semiconductor, Inc. (Lyric) of Cambridge, Massachusetts. The acquisition of Lyric gives the Company the potential to achieve significant improvement in power efficiency in mixed signal processing. The acquisition-date fair value of the consideration transferred totaled $27.8 million, which consisted of $14.0 million in initial cash payments at closing and contingent consideration of up to $13.8 million. The contingent consideration arrangement requires additional cash payments to the former equity holders of Lyric upon the achievement of certain technological and product development milestones payable during the period from June 2011 through June 2016. The Company estimated the fair value of the contingent consideration arrangement utilizing the income approach. Changes in the fair value of the contingent consideration subsequent to the acquisition date primarily driven by assumptions pertaining to the achievement of the defined milestones will be recognized in operating income in the period of the estimated fair value change. As of May 4, 2013, the Company had paid $6.0 million in contingent consideration. These payments are reflected in the Company's condensed consolidated statements of cash flows as cash used in financing activities related to the liability recognized at fair value as of the acquisition date and cash provided by operating activities related to the fair value adjustments previously recognized in earnings. The Company’s assessment of fair value of the tangible and intangible assets acquired and liabilities assumed was based on their estimated fair values at the date of acquisition, resulting in the recognition of $12.2 million of IPR&D, $18.9 million of goodwill and $3.3 million of net deferred tax liabilities. The goodwill recognized is attributable to future technologies that have yet to be determined as well as the assembled workforce of Lyric. Future technologies do not meet the criteria for recognition separately from goodwill because they are a part of future development and growth of the business. None of the goodwill is expected to be deductible for tax purposes. The fair value of the remaining contingent consideration was approximately $8.3 million as of May 4, 2013, of which $3.8 million is included in accrued liabilities and $4.5 million is included in other non-current liabilities in the Company's condensed consolidated balance sheet. In addition, the Company will be obligated to pay royalties to the former equity holders of Lyric on revenue recognized from the sale of Lyric products and licenses through the earlier of 20 years or the accrual of a maximum of $25.0 million. Royalty payments to Lyric employees require post-acquisition services to be rendered and, as such, the Company will record these amounts as compensation expense in the related periods. As of May 4, 2013, no royalty payments have been made. The Company recognized $0.2 million of acquisition-related costs that were expensed in fiscal 2011, which were included in operating expenses in the Company's condensed consolidated statement of income.
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
The Company's effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where its income is earned. The Company's effective tax rate for the first six months of fiscal 2013 reflects income earned in lower tax rate jurisdictions established through an international tax restructuring effective January 1, 2013. In addition, the Company's effective tax rate includes a tax benefit from the reinstatement of the U.S. federal research and development tax credit in January 2013 retroactive to January 1, 2012 of $6.3 million and a tax benefit recorded as a result of the reversal of certain prior period tax liabilities of $6.6 million which combined resulted in lowering the Company's effective tax rate by approximately 4%.

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

Note 18 – New Accounting Pronouncements
Standards Implemented
Comprehensive Income
In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05, Presentation of Comprehensive Income (ASU No. 2011-05). ASU No. 2011-05 amended Accounting Standards Codification (ASC) 220, Comprehensive Income, to converge the presentation of comprehensive income between U.S. GAAP and IFRS. ASU No. 2011-05 requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements and requires reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement in changes of stockholders equity. ASU No. 2011-05 was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, which was the Company’s first quarter of fiscal year 2013. The adoption of ASU No. 2011-05 in the first quarter of fiscal 2013 affected the presentation of comprehensive income but did not impact the Company’s financial condition or results of operations.
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
Comprehensive Income
In January 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income (ASU No. 2013-02), which seek to improve the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments in ASU No. 2013-02 supersede the presentation requirements for reclassifications out of accumulated other comprehensive income in ASU No. 2011-05, Presentation of Comprehensive Income, and ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU No. 2013-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012, which is the Company's first quarter of fiscal year 2014. The adoption of ASU No. 2013-02 in the first quarter of fiscal 2014 will affect the presentation of comprehensive income but will not impact the Company's financial condition or results of operations.

Note 19 – Subsequent Event
On May 20, 2013, the Board of Directors of the Company declared a cash dividend of $0.34 per outstanding share of common stock. The dividend will be paid on June 11, 2013 to all shareholders of record at the close of business on May 31, 2013.

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
This Management's Discussion and Analysis of Financial Condition and Results of Operations, including in particular the section entitled “Outlook,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbor created under the Private Securities Litigation Reform Act of 1995 and other safe harbors under the Securities Act of 1933 and the Securities Exchange Act of 1934. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may” and "will," and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections regarding our future financial performance; our anticipated growth and trends in our businesses; our future capital needs and capital expenditures; our future market position and expected competitive changes in the marketplace for our products; our ability to pay dividends or repurchase stock; our ability to service our outstanding debt; our expected tax rate; the effect of new accounting pronouncements; and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified in Part II, Item 1A. "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements except to the extent required by law.

Results of Operations
(all tabular amounts in thousands except per share amounts and percentages)
Overview

	Three Months Ended
	May 4, 2013	May 5, 2012	$ Change	% Change
Revenue	$659,250	$675,094	$(15,844)	(2)%
Gross margin %	64.0%	65.2%
Net income	$164,472	$162,899	$1,573	1%
Net income as a % of revenue	24.9%	24.1%
Diluted EPS	$0.52	$0.53	$(0.01)	(2)%

	Six Months Ended
	May 4, 2013	May 5, 2012	$ Change	% Change
Revenue	$1,281,384	$1,323,152	$(41,768)	(3)%
Gross margin %	63.4%	64.2%
Net income	$295,694	$302,281	$(6,587)	(2)%
Net income as a % of revenue	23.1%	22.8%
Diluted EPS	$0.95	$0.99	$(0.04)	(4)%
Fiscal 2013 is a 52-week year and fiscal 2012 was a 53-week year. The additional week in fiscal 2012 was included in the first quarter ended February 4, 2012. Therefore, the first six months of fiscal 2012 included an additional week of operations as compared to the first six months of fiscal 2013.

The year-to-year revenue changes by end market and product type are more fully outlined below under Revenue Trends by End Market and Revenue Trends by Product Type.
During the first six months of fiscal 2013, our revenue decreased 3% compared to the first six months of fiscal 2012. Our diluted earnings per share in the first six months of fiscal 2013 was $0.95 compared to $0.99 in the first six months of fiscal 2012. Cash flow from operations in the first six months of fiscal 2013 was $410.2 million, or 32% of revenue. During the first six months of fiscal 2013, we received $176.0 million in net proceeds from employee stock options, paid $204.8 million for the net purchases of available-for-sale short term investments, distributed $195.1 million to our shareholders in dividend payments, repaid the remaining outstanding principal balance on our $145.0 million term loan facility of $60.1 million and paid $44.4 million for property, plant and equipment additions. These factors contributed to the net increase in cash and cash equivalents of $66.8 million in the first six months of fiscal 2013.
The year-to-year decrease in revenue was attributable to one less week of operations in the first six months of fiscal 2013 as compared to the first six months of fiscal 2012 and a weak demand environment as a result of ongoing economic uncertainty. We believe that our variable cost structure and continued efforts to manage production, inventory levels and expenses helped to mitigate the effect that these lower sales levels had on our earnings.
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

	Three Months Ended
	May 4, 2013			May 5, 2012
	Revenue	% of Revenue	Y/Y%	Revenue	% of Revenue*
Industrial	$312,071	47%	(4)%	$324,728	48%
Automotive	122,229	19%	3%	118,210	18%
Consumer	101,049	15%	(5)%	106,086	16%
Communications	123,901	19%	(2)%	126,070	19%
Total revenue	$659,250	100%	(2)%	$675,094	100%
* The sum of the individual percentages does not equal the total due to rounding.

	Six Months Ended
	May 4, 2013			May 5, 2012
	Revenue	% of Revenue	Y/Y%	Revenue	% of Revenue*
Industrial	$593,588	46%	(4)%	$615,439	47%
Automotive	229,875	18%	(4)%	238,820	18%
Consumer	207,998	16%	(6)%	220,300	17%
Communications	249,923	20%	1%	248,593	19%
Total revenue	$1,281,384	100%	(3)%	$1,323,152	100%
* The sum of the individual percentages does not equal the total due to rounding.
The year-to-year decrease in revenue in the industrial, consumer and communications end markets in the three-month period ended May 4, 2013 was primarily the result of a weak demand environment. Automotive end market revenue increased in the three-month period ended May 4, 2013 primarily as a result of an increase in the demand for products used in powertrain electronics.
The year-to-year decrease in revenue in the industrial, consumer and automotive end markets in the six-month period ended May 4, 2013 was primarily the result of a weak demand environment and one less week of operations in the first six months of fiscal 2013 as compared to the first six months of fiscal 2012.
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

	Three Months Ended
	May 4, 2013			May 5, 2012
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Converters	$301,887	46%	1%	$300,338	44%
Amplifiers / Radio frequency	164,793	25%	(7)%	177,872	26%
Other analog	91,906	14%	2%	90,442	13%
Subtotal analog signal processing	558,586	85%	(2)%	568,652	84%
Power management & reference	43,623	7%	(5)%	46,051	7%
Total analog products	$602,209	91%	(2)%	$614,703	91%
Digital signal processing	57,041	9%	(6)%	60,391	9%
Total revenue	$659,250	100%	(2)%	$675,094	100%
* The sum of the individual percentages does not equal the total due to rounding

	Six Months Ended
	May 4, 2013			May 5, 2012
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue
Converters	$579,524	45%	(1)%	$585,527	44%
Amplifiers / Radio frequency	322,646	25%	(6)%	342,339	26%
Other analog	187,599	15%	1%	186,604	14%
Subtotal analog signal processing	1,089,769	85%	(2)%	1,114,470	84%
Power management & reference	83,083	6%	(9)%	90,925	7%
Total analog products	$1,172,852	92%	(3)%	$1,205,395	91%
Digital signal processing	108,532	8%	(8)%	117,757	9%
Total revenue	$1,281,384	100%	(3)%	$1,323,152	100%
* The sum of the individual percentages does not equal the total due to rounding.
The year-to-year decrease in total revenue in the three-month period ended May 4, 2013 was primarily the result of a broad-based decrease in demand across most product type categories.
The year-to-year decrease in total revenue in the six-month period ended May 4, 2013 was the result of one less week of operations in the first six months of fiscal 2013 as compared to the first six months of fiscal 2012 and a broad-based decrease in demand across most product type categories.
Revenue Trends by Geographic Region
Revenue by geographic region, based upon the primary location of our customers’ design activity for our products for the three- and six-month periods ended May 4, 2013 and May 5, 2012 were as follows:

	Three Months Ended
Region	May 4, 2013	May 5, 2012	$ Change	% Change
United States	$206,181	$191,548	$14,633	8%
Rest of North and South America	28,194	30,392	(2,198)	(7)%
Europe	216,071	217,195	(1,124)	(1)%
Japan	71,874	86,687	(14,813)	(17)%
China	83,970	89,405	(5,435)	(6)%
Rest of Asia	52,960	59,867	(6,907)	(12)%
Total revenue	$659,250	$675,094	$(15,844)	(2)%

	Six Months Ended
Region	May 4, 2013	May 5, 2012	$ Change	% Change
United States	$396,607	$388,075	$8,532	2%
Rest of North and South America	65,551	62,265	3,286	5%
Europe	405,369	423,293	(17,924)	(4)%
Japan	136,562	167,026	(30,464)	(18)%
China	168,739	164,981	3,758	2%
Rest of Asia	108,556	117,512	(8,956)	(8)%
Total revenue	$1,281,384	$1,323,152	$(41,768)	(3)%
In the three- and six-month periods ended May 4, 2013 and May 5, 2012, the predominant country comprising “Rest of North and South America” is Canada; the predominant countries comprising “Europe” are Germany, Sweden, France and the United Kingdom; and the predominant countries comprising “Rest of Asia” are Taiwan and South Korea.
On a regional basis, the year-over-year sales decline in Japan and sales increase in the United States for the three- and six-month periods ended May 4, 2013 were primarily the result of product transitions within consumer applications. In addition, the sales increase in the United States in the three-month period ended May 4, 2013 was partially attributable to an increase in demand in the automotive end market. The year-over-year sales decline in Europe in the six-month period ended May 4, 2013 was primarily a result of lower demand in the industrial and automotive end markets.
Gross Margin

	Three Months Ended				Six Months Ended
	May 4, 2013	May 5, 2012	$ Change	% Change	May 4, 2013	May 5, 2012	$ Change	% Change
Gross margin	$422,195	$440,455	$(18,260)	(4)%	$812,479	$849,845	$(37,366)	(4%)
Gross margin %	64.0%	65.2%			63.4%	64.2%
Gross margin percentage was lower by 120 and 80 basis points in the three and six months ended May 4, 2013, respectively, as compared to the three and six months ended May 5, 2012, respectively, primarily as a result of decreased operating levels in our manufacturing facilities driven by our efforts to balance manufacturing production, demand and inventory levels.
Research and Development (R&D)

	Three Months Ended				Six Months Ended
	May 4, 2013	May 5, 2012	$ Change	% Change	May 4, 2013	May 5, 2012	$ Change	% Change
R&D expenses	$128,110	$127,537	$573	—%	$253,274	$251,915	$1,359	1%
R&D expenses as a % of revenue	19.4%	18.9%			19.8%	19.0%

R&D expenses remained flat in the three and six months ended May 4, 2013 as compared to the same periods of fiscal 2012 as increases in employee salary and benefit expenses and other operational spending were offset by lower variable compensation expense, which is a variable expense linked to our overall profitability and revenue growth.
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
Selling, Marketing, General and Administrative (SMG&A)

	Three Months Ended				Six Months Ended
	May 4, 2013	May 5, 2012	$ Change	% Change	May 4, 2013	May 5, 2012	$ Change	% Change
SMG&A expenses	$102,703	$99,992	$2,711	3%	$200,263	$199,037	$1,226	1%
SMG&A expenses as a % of revenue	15.6%	14.8%			15.6%	15.0%
The increases in SMG&A expenses in the three- and six-month periods ended May 4, 2013 as compared to the same periods of fiscal 2012 were primarily the result of recording $6.3 million of stock-based compensation expense following the death of the Company's CEO in the second quarter of fiscal 2013 due to the accelerated vesting of restricted stock units in accordance with the terms of his restricted stock unit agreement. These increases in expense were partially offset by lower variable compensation expense, which is a variable expense linked to our overall profitability and revenue growth.
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
During the first quarter of fiscal 2013, we recorded a special charge of approximately $14.1 million for severance and fringe benefit costs in accordance with our ongoing benefit plan or statutory requirements at foreign locations for 137 manufacturing, engineering and SMG&A employees. As of May 4, 2013, we employed 6 of the 137 employees included in this cost reduction action. These employees must continue to be employed by us until their employment is involuntarily terminated in order to receive the severance benefit. We estimate this action will result in annual cost savings of approximately $17.0 million once fully implemented.

Operating Income

	Three Months Ended				Six Months Ended
	May 4, 2013	May 5, 2012	$ Change	% Change	May 4, 2013	May 5, 2012	$ Change	% Change
Operating income	$191,382	$212,926	$(21,544)	(10)%	$344,871	$396,298	$(51,427)	(13%)
Operating income as a % of revenue	29.0%	31.5%			26.9%	30.0%
The year-over-year decrease in operating income in the three months ended May 4, 2013 was primarily the result of a decrease in revenue of $15.8 million, a 120 basis point decrease in gross margin percentage and an increase of $2.7 million in SMG&A expenses as more fully described above under the heading Selling, Marketing, General and Administrative.

The year-over-year decrease in operating income in the six months ended May 4, 2013 was primarily the result of a decrease in revenue of $41.8 million, a 80 basis point decrease in gross margin percentage and $14.1 million in special charges recorded in the first six months of fiscal 2013 as more fully described above under the heading Special Charges—Reduction of Operating Costs.
Provision for Income Taxes

	Three Months Ended			Six Months Ended
	May 4, 2013	May 5, 2012	$ Change	May 4, 2013	May 5, 2012	$ Change
Provision for income taxes	$23,189	$48,555	$(25,366)	$42,076	$89,259	$(47,183)
Effective income tax rate	12.4%	23.0%		12.5%	22.8%
Our effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where our income is earned.
The decrease in our effective tax rate for the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012 was primarily due to income earned in lower tax rate jurisdictions as a result of an international tax restructuring effective January 1, 2013. In addition, our effective tax rate was lower by approximately 4% due to a tax benefit of $6.6 million recorded as a result of the reversal of certain prior period tax liabilities. Our effective tax rate for the second quarter of fiscal 2013 also included a benefit related to the application of the U.S. federal research and development tax credit which was not available in the second quarter of fiscal 2012.
The decrease in our effective tax rate for the first six months of fiscal 2013 compared to the first six months of fiscal 2012 was primarily due to income earned in lower tax rate jurisdictions as a result of an international tax restructuring effective January 1, 2013. In addition, our effective tax rate was lower by 4% due to a tax benefit from the reinstatement of the U.S. federal research and development tax credit in January 2013 retroactive to January 1, 2012 of $6.3 million and a tax benefit of $6.6 million recorded as a result of the reversal of certain prior period tax liabilities.
We expect our effective tax rate to be approximately 16.5% for the remainder of fiscal 2013.
Net Income

	Three Months Ended				Six Months Ended
	May 4, 2013	May 5, 2012	$ Change	% Change	May 4, 2013	May 5, 2012	$ Change	% Change
Net Income	$164,472	$162,899	$1,573	1%	$295,694	$302,281	$(6,587)	(2%)
Net Income as a % of revenue	24.9%	24.1%			23.1%	22.8%
Diluted EPS	$0.52	$0.53			$0.95	$0.99
Net income remained flat year-over-year as the $25.4 million decrease in provision for income taxes was offset by the $21.5 million decrease in operating income in the second quarter of fiscal 2013.
The year-over-year decrease in net income in the six months ended May 4, 2013 was primarily a result of the $51.4 million decrease in operating income partially offset by a lower provision for income taxes in the first six months of fiscal 2013.
Outlook
The following statements are based on current expectations. These statements are forward-looking and our actual results may differ materially as a result of, among other things, the important factors contained in Part II, Item 1A. "Risk Factors" in this Quarterly Report on Form 10-Q. Unless specifically mentioned, these statements do not give effect to the potential impact of any mergers, acquisitions, divestitures, or business combinations that may be announced or closed after the date of filing this report. These statements supersede all prior statements regarding our business outlook made by us and we disclaim any obligation to update these forward-looking statements.
We are planning for revenue in the third quarter of fiscal 2013 to be in the range of approximately $655 million to $685 million. Our plan is for gross margin for the third quarter of fiscal 2013 to be approximately 64.5% and for operating expenses to be approximately $226 million. We expect our effective tax rate to be approximately 16.5%. As a result, we are planning for diluted earnings per share to be in the range of $0.51 to $0.56 in the third quarter of fiscal 2013.

Liquidity and Capital Resources
At May 4, 2013, our principal source of liquidity was $4,172.1 million of cash and cash equivalents and short-term investments, of which approximately $1,180.6 million was held in the United States. The balance of our cash and cash equivalents and short-term investments was held outside the United States in various foreign subsidiaries. As we intend to reinvest our foreign earnings indefinitely, this cash held outside the United States is not available to meet our cash requirements in the United States, including cash dividends and common stock repurchases. Our cash and cash equivalents consist of highly liquid investments with maturities of three months or less at the time of acquisition and our short-term investments consist primarily of corporate obligations, such as commercial paper and floating rate notes, bonds and bank time deposits. We maintain these balances with high credit quality counterparties, continually monitor the amount of credit exposure to any one issuer and diversify our investments in order to minimize our credit risk.
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

	Six Months Ended
	May 4, 2013	May 5, 2012	$ Change	% Change
Net cash provided by operating activities	$410,155	$440,789	$(30,634)	(7)%
Net cash provided by operations as a % of revenue	32.0%	33.3%
At May 4, 2013, cash and cash equivalents totaled $595.6 million. The primary source of funds for the first six months of fiscal 2013 was net cash generated from operating activities of $410.2 million. In addition, we received $176.0 million in net proceeds from employee stock option exercises, paid $204.8 million for the net purchases of available-for-sale short term investments, distributed $195.1 million to our shareholders in dividend payments, repaid the remaining outstanding principal balance on our $145.0 million term loan facility of $60.1 million and paid $44.4 million for property, plant and equipment additions. These factors contributed to the net increase in cash and cash equivalents of $66.8 million in the first six months of fiscal 2013.
Working Capital

	May 4, 2013	November 3, 2012	$ Change	% Change
Accounts receivable, net	$333,924	$339,881	$(5,957)	(2)%
Days sales outstanding	46	45
Inventory	$298,967	$313,723	$(14,756)	(5)%
Days cost of sales in inventory	115	114
The decrease in accounts receivable was primarily the result of lower revenue in the final month of the second quarter of fiscal 2013 compared to the final month of the fourth quarter of fiscal 2012. Days sales outstanding increased as a result of higher product shipments made to our distributors in the final month of the second quarter of fiscal 2013 as compared to the final month of the fourth quarter of fiscal 2012.
Inventory decreased as a result of our continued efforts to balance manufacturing production, demand and inventory levels. Days cost of sales in inventory increased from 114 days at the end of the fourth fiscal quarter of 2012 to 115 days at the end of the second quarter of fiscal 2013 as a result of the decline in cost of sales by 6% while inventory decreased by only 5% for the same period.
Current liabilities decreased to $509.2 million at May 4, 2013, a decrease of $15.9 million, or 3%, from $525.1 million at the end of fiscal 2012. This decrease was primarily due to a decrease in accrued liabilities as a result of lower variable compensation expense accruals and a decrease in the current portion of long term debt that related to the $145 million term loan facility, which we repaid in the first quarter of fiscal 2013. These decreases were partially offset by an increase in income taxes payable and an increase in deferred income on shipments to distributors, net, which is more fully described below.
As of May 4, 2013 and November 3, 2012, we had gross deferred revenue of $304.6 million and $299.0 million, respectively, and gross deferred cost of sales of $60.4 million and $60.5 million, respectively. Deferred income on shipments to distributors increased in the first six months of fiscal 2013 as a result of a mix shift in favor of higher margin products in the channel. Sales to distributors are made under agreements that allow distributors to receive price-adjustment credits and to return qualifying products for credit, as determined by us, in order to reduce the amounts of slow-moving, discontinued or obsolete product from their inventory. Given the uncertainties associated with the levels of price-adjustment credits to be granted to distributors, the sales price to the distributors is not fixed or determinable until the distributors resell the products to their customers. Therefore, we defer revenue recognition from sales to distributors until the distributors have sold the products to their customers. The amount of price-adjustments is dependent on future overall market conditions, and therefore the levels of these adjustments could fluctuate significantly from period to period. To the extent that we experience a significant increase in the amount of credits we issue to our distributors, there could be a material impact on the ultimate revenue and gross margin recognized relating to these transactions.
Debt
As of May 4, 2013, we had $750.0 million in principal outstanding on our long term debt. Our debt obligations consist of the following:
$375.0 million aggregate principal amount of 5.0% senior unsecured notes
On June 30, 2009, we issued $375.0 million aggregate principal amount of 5.0% senior unsecured notes due July 1, 2014 (the 5.0% Notes) with semi-annual fixed interest payments due on January 1 and July 1 of each year, commencing January 1, 2010. We swapped the fixed interest portion of these notes for a variable interest rate based on the three-month LIBOR plus 2.05%. The variable interest payments based on the variable annual rate are payable quarterly. The LIBOR based rate is set quarterly three months prior to the date of the interest payment. In the second quarter of fiscal 2012, we terminated the interest rate swap agreement. We received $19.8 million in cash proceeds from the swap termination, which included $1.3 million in accrued interest. The proceeds, net of interest received, are disclosed in cash flows from financing activities in our condensed consolidated statements of cash flows. As a result of the termination, the carrying value of the 5.0% Notes was adjusted for the change in fair value of the interest component of the debt up to the date of the termination of the swap in an amount equal to the fair value of the swap, and will be amortized into earnings as a reduction of interest expense over the remaining life of the debt. This amortization is reflected in our condensed consolidated statements of cash flows within operating activities.
$375.0 million aggregate principal amount of 3.0% senior unsecured notes
On April 4, 2011, we issued $375.0 million aggregate principal amount of 3.0% senior unsecured notes due April 15, 2016 (the 3.0% Notes) with semi-annual fixed interest payments due on April 15 and October 15 of each year, commencing October 15, 2011.
The indenture governing the 5.0% Notes and 3.0% Notes contains covenants that may limit our ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of our assets to, any other party. As of May 4, 2013, we were compliant with these covenants. See Note 14, Debt, of the Notes to our Condensed Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q for further information on our outstanding debt.
Revolving Credit Facility
During December 2012, we terminated our five-year, $165.0 million unsecured revolving credit facility with certain institutional lenders entered into in May 2008. On December 19, 2012, we entered into a five-year, $500.0 million senior unsecured revolving credit facility with certain institutional lenders. To date, we have not borrowed under this credit facility but we may borrow in the future and use the proceeds for repayment of existing indebtedness, stock repurchases, acquisitions, capital expenditures, working capital and other lawful corporate purposes. The terms of the facility impose restrictions on our ability to undertake certain transactions, to create certain liens on assets and to incur certain subsidiary indebtedness. In addition, the credit agreement contains a consolidated leverage ratio covenant of total consolidated funded debt to consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) of not greater than 3.0 to 1.0. As of May 4, 2013, we were compliant with these covenants.

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

Stock Repurchase Program

Our common stock repurchase program has been in place since August 2004. In the aggregate, our Board of Directors has authorized us to repurchase $5.0 billion of our common stock under the program. Under the program, we may repurchase outstanding shares of our common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized under the program. As of May 4, 2013, we had repurchased a total of approximately 129.2 million shares of our common stock for approximately $4,439.0 million under this program. As of May 4, 2013, an additional $561.0 million remains available for repurchase of shares under the current authorized program. The repurchased shares are held as authorized but unissued shares of common stock. We also from time to time repurchase shares in settlement of employee tax withholding obligations due upon the vesting of restricted stock units or the exercise of stock options, or in certain limited circumstances to satisfy the exercise price of options granted to our employees under our equity compensation plans. Any future common stock repurchases will be based on several factors, including our financial performance, outlook, liquidity and the amount of cash we have available in the United States.
Capital Expenditures
Net additions to property, plant and equipment were $44.4 million in the first six months of fiscal 2013 and were funded with a combination of cash on hand and cash generated from operations. We expect capital expenditures to be in the range of approximately $100 to $120 million in fiscal 2013 to be used primarily for our manufacturing and engineering capabilities, which will be funded with a combination of cash on hand and cash generated from operations.
Dividends
On May 20, 2013, our Board of Directors declared a cash dividend of $0.34 per outstanding share of common stock. The dividend will be paid on June 11, 2013 to all shareholders of record at the close of business on May 31, 2013 and is expected to total approximately $104.8 million. We currently expect quarterly dividends to continue at $0.34 per share, although they remain subject to determination and declaration by our Board of Directors. The payment of future dividends, if any, will be based on several factors, including our financial performance, outlook and liquidity.

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
There have not been any other material changes during the first six months of fiscal 2013 to the amounts presented in the table summarizing our contractual obligations included in our Annual Report on Form 10-K for the fiscal year ended November 3, 2012.

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

Critical Accounting Policies and Estimates
There were no material changes in the first six months of fiscal 2013 to the information provided under the heading “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the fiscal year ended November 3, 2012.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in the first six months of fiscal 2013 to the information provided under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” set forth in our Annual Report on Form 10-K for the fiscal year ended November 3, 2012.

ITEM 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of May 4, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of May 4, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in Internal Control over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended May 4, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

A significant disruption in, or breach in security of, our information technology systems could materially and adversely affect our business or reputation.

We rely on information technology systems throughout our company to keep financial records, process orders, manage inventory, coordinate shipments to customers, and operate other critical functions. Our information technology systems may be susceptible to damage, disruptions or shutdowns due to power outages, hardware failures, telecommunication failures, user errors, catastrophes or other unforeseen events. We may also be subject to security breaches caused by computer viruses, illegal break-ins or hacking, sabotage, or acts of vandalism by third parties. Our security measures or those of our third party service providers may not detect or prevent security breaches. If we were to experience a prolonged disruption in the information technology systems that involve our interactions with customers or suppliers, it could result in the loss of sales and customers and significant incremental costs, which could adversely affect our business. In addition, security breaches of our information technology systems could result in the misappropriation or unauthorized disclosure of confidential information belonging to us or to our employees, partners, customers or suppliers, which could result in our suffering significant financial or reputational damage.
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
We have significant operations and manufacturing facilities outside the United States, including in Ireland and the Philippines. Approximately 69% of our revenue is derived from customers in international markets. Although we engage in hedging transactions to reduce our exposure to currency exchange rate fluctuations, there can be no assurance that our competitive position will not be adversely affected by changes in the exchange rate of the United States dollar against other currencies. Potential interest rate increases, as well as high energy costs, could have an adverse impact on industrial and consumer spending patterns and could adversely impact demand for our products. At May 4, 2013, our principal source of liquidity was $4,172.1 million of cash and cash equivalents and short-term investments, of which approximately $1,180.6 million was held in the United States and the remaining balance was held outside the United States in various foreign subsidiaries. As we intend to reinvest our foreign earnings indefinitely, this cash held outside the United States is not readily available to meet our cash requirements in the United States. We require a substantial amount of cash in the United States for operating requirements, stock repurchases, cash dividends and acquisitions. If we are unable to address our U.S. cash requirements through operations, through borrowings under our current credit facility, through future debt or equity offerings or from other sources of cash obtained at an acceptable cost, it may be necessary for us to consider repatriation of earnings that are permanently reinvested, and we may be required to pay additional taxes under current tax laws, which could have a material effect on our results of operations and financial condition.
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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
February 3, 2013 through March 2, 2013	3,130	$46.78	—	$560,974,387
March 3, 2013 through March 30, 2013	1,148	$44.89	—	$560,974,387
March 31, 2013 through May 4, 2013	95,179	$45.40	—	$560,974,387
Total	99,457	$45.43	—	$560,974,387

(a)	Consists of 99,457 shares withheld by us from employees to satisfy employee tax obligations upon vesting of restricted stock units granted to our employees under our equity compensation plans.

(b)
The average price paid per share of stock repurchased under the stock repurchase program includes the commissions paid to the brokers. The average price paid for shares in connection with vesting of restricted stock are averages of the closing stock price at the vesting date which is used to calculate the number of shares to be withheld.

(c)
Shares repurchased pursuant to the stock repurchase program publicly announced on August 12, 2004. In the aggregate, our Board of Directors has authorized us to repurchase $5.0 billion of our common stock. Under the repurchase program, we may repurchase outstanding shares of our common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.

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

ANALOG DEVICES, INC.

Date: May 21, 2013	By:	/S/ VINCENT T. ROCHE
Vincent T. Roche
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 21, 2013	By:	/S/ DAVID A. ZINSNER
David A. Zinsner
Vice President, Finance
and Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
10.1†	Analog Devices, Inc. Executive Section 162(m) Plan, as amended.
10.2†	Form of Global Non-Qualified Stock Option Agreement for Employees for usage under the Company's 2006 Stock Incentive Plan.
10.3†	Form of Global Restricted Stock Unit Agreement for Employees for usage under the Company's 2006 Stock Incentive Plan.
10.4†	Form of Non-Qualified Stock Option Agreement for Directors for usage under the Company's 2006 Stock Incentive Plan.
10.5†	Form of Restricted Stock Unit Agreement for Directors for usage under the Company's 2006 Stock Incentive Plan.
31.1†	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
31.2†	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
32.1†	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).
32.2†	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer).
101.INS	XBRL Instance Document.**
101.SCH	XBRL Schema Document.**
101.CAL	XBRL Calculation Linkbase Document.**
101.LAB	XBRL Labels Linkbase Document.**
101.PRE	XBRL Presentation Linkbase Document.**
101.DEF	XBRL Definition Linkbase Document.**
†	Filed or furnished herewith.
**	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and six months ended May 4, 2013 and May 5, 2012, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended May 4, 2013 and May 5, 2012, (iii) Condensed Consolidated Balance Sheets at May 4, 2013 and November 3, 2012, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended May 4, 2013 and May 5, 2012 and (v) Notes to Condensed Consolidated Financial Statements for the three and six months ended May 4, 2013 and May 5, 2012.