Form 10-Q
period 2013-08-03
ANALOG DEVICES INC
filed 2013-08-20
CIK 6281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 3, 2013
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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐    NO  ☑
As of August 3, 2013 there were 310,692,734 shares of common stock of the registrant, $0.16 2/3 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ANALOG DEVICES, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	August 3, 2013	August 4, 2012	August 3, 2013	August 4, 2012
Revenue	$674,172	$683,026	$1,955,556	$2,006,178
Cost of sales (1)	239,110	235,152	708,015	708,459
Gross margin	435,062	447,874	1,247,541	1,297,719
Operating expenses:
Research and development (1)	128,947	129,694	382,221	381,609
Selling, marketing, general and administrative (1)	97,773	99,873	298,036	298,910
Special charges	—	5,836	14,071	8,431
	226,720	235,403	694,328	688,950
Operating income	208,342	212,471	553,213	608,769
Nonoperating (income) expense:
Interest expense	7,672	6,459	20,443	20,031
Interest income	(3,125)	(3,506)	(9,402)	(10,821)
Other, net	8,754	49	9,361	(1,450)
	13,301	3,002	20,402	7,760
Income before income taxes	195,041	209,469	532,811	601,009
Provision for income taxes	18,802	39,701	60,878	128,960
Net income	$176,239	$169,768	$471,933	$472,049
Shares used to compute earnings per share – basic	309,117	298,445	306,681	298,121
Shares used to compute earnings per share – diluted	315,307	305,359	312,983	305,604
Basic earnings per share	$0.57	$0.57	$1.54	$1.58
Diluted earnings per share	$0.56	$0.56	$1.51	$1.54
Dividends declared and paid per share	$0.34	$0.30	$0.98	$0.85
(1) Includes stock-based compensation expense as follows:
Cost of sales	$1,672	$1,871	$4,856	$5,349
Research and development	$5,536	$5,999	$16,180	$17,046
Selling, marketing, general and administrative	$5,539	$5,921	$22,728	$16,828
See accompanying notes.

ANALOG DEVICES, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) (thousands)

	Three Months Ended		Nine Months Ended
	August 3, 2013	August 4, 2012	August 3, 2013	August 4, 2012
Net income	$176,239	$169,768	$471,933	$472,049
Foreign currency translation adjustments	(3,132)	(2,045)	(5,268)	(5,686)
Change in unrealized holding (losses) gains (net of taxes of $42, $319, $63 and $90, respectively) on securities classified as short-term investments	(35)	1,334	155	447
Change in unrealized holding losses (net of taxes of $0, $0, $0 and $300, respectively) on securities classified as other investments	—	—	—	(558)
Change in unrealized gains (losses) (net of taxes of $3,326, $344, $3,619 and $757, respectively) on derivative instruments designated as cash flow hedges	6,088	(2,062)	5,443	(5,168)
Changes in pension plans including prior service cost, transition obligation, net actuarial loss and foreign currency translation adjustments, net of taxes of ($98, $0, $303 and $0 respectively)	202	1,240	155	2,380
Other comprehensive income (loss)	3,123	(1,533)	485	(8,585)
Comprehensive income	$179,362	$168,235	$472,418	$463,464

See accompanying notes.

ANALOG DEVICES, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (thousands, except per share amounts)

	August 3, 2013	November 3, 2012
ASSETS
Current Assets
Cash and cash equivalents	$460,068	$528,833
Short-term investments	3,990,225	3,371,545
Accounts receivable, net	345,437	339,881
Inventories (1)	284,342	313,723
Deferred tax assets	104,430	90,335
Prepaid income tax	10,258	8,624
Prepaid expenses and other current assets	49,730	43,244
Total current assets	5,244,490	4,696,185
Property, Plant and Equipment, at Cost
Land and buildings	451,490	447,818
Machinery and equipment	1,710,865	1,681,661
Office equipment	49,234	50,042
Leasehold improvements	46,693	48,630
	2,258,282	2,228,151
Less accumulated depreciation and amortization	1,765,861	1,727,284
Net property, plant and equipment	492,421	500,867
Other Assets
Deferred compensation plan investments	16,240	28,426
Other investments	3,816	1,816
Goodwill	280,591	283,833
Intangible assets, net	28,607	28,772
Deferred tax assets	30,614	43,531
Other assets	41,847	36,917
Total other assets	401,715	423,295
	$6,138,626	$5,620,347
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$113,350	$117,034
Deferred income on shipments to distributors, net	259,003	238,541
Income taxes payable	6,927	6,097
Current portion of long-term debt	—	14,500
Accrued liabilities	112,529	148,907
Total current liabilities	491,809	525,079
Non-current liabilities
Long-term debt	872,104	807,098
Deferred income taxes	19,460	1,130
Deferred compensation plan liability	16,240	28,426
Other non-current liabilities	95,777	93,255
Total non-current liabilities	1,003,581	929,909
Commitments and contingencies
Shareholders’ Equity
Preferred stock, $1.00 par value, 471,934 shares authorized, none outstanding	—	—
Common stock, $0.16 2/3 par value, 1,200,000,000 shares authorized, 310,692,734 shares issued and outstanding (301,389,176 on November 3, 2012)	51,783	50,233
Capital in excess of par value	694,577	390,651
Retained earnings	3,960,785	3,788,869
Accumulated other comprehensive loss	(63,909)	(64,394)
Total shareholders’ equity	4,643,236	4,165,359
	$6,138,626	$5,620,347

(1)	Includes $2,126 and $2,517 related to stock-based compensation at August 3, 2013 and November 3, 2012, respectively.

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(thousands)

	Nine Months Ended
	August 3, 2013	August 4, 2012
Cash flows from operating activities:
Net income	$471,933	$472,049
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	82,681	82,221
Amortization of intangibles	165	74
Stock-based compensation expense	43,764	39,223
Gain on sale of investments	—	(1,231)
Loss on extinguishment of debt	10,205	—
Excess tax benefit-stock options	(15,073)	(9,552)
Deferred income taxes	(11,141)	(4,105)
Non-cash portion of special charge	—	219
Other non-cash activity	(1,072)	(1,770)
Changes in operating assets and liabilities	48,718	1,367
Total adjustments	158,247	106,446
Net cash provided by operating activities	630,180	578,495
Cash flows from investing activities:
Purchases of short-term available-for-sale investments	(5,980,735)	(6,282,724)
Maturities of short-term available-for-sale investments	4,771,441	4,829,822
Sales of short-term available-for-sale investments	590,827	337,905
Proceeds from the sale of investments	—	1,506
Additions to property, plant and equipment	(74,516)	(94,665)
Payments for acquisitions, net of cash acquired	(2,475)	(24,158)
Increase in other assets	(4,066)	(915)
Net cash used for investing activities	(699,524)	(1,233,229)
Cash flows from financing activities:
Early termination of swap agreements	—	18,520
Payment of senior unsecured notes	(392,790)	—
Proceeds from long-term debt	493,880	—
Proceeds from derivative instruments	10,952	—
Term loan repayments	(60,108)	(22,875)
Dividend payments to shareholders	(300,017)	(253,329)
Repurchase of common stock	(17,720)	(140,215)
Proceeds from employee stock plans	261,878	111,202
Contingent consideration payment	(3,752)	(1,991)
Decrease in other financing activities	(7,486)	(6,744)
Excess tax benefit-stock options	15,073	9,552
Net cash used for financing activities	(90)	(285,880)
Effect of exchange rate changes on cash	669	(2,337)
Net decrease in cash and cash equivalents	(68,765)	(942,951)
Cash and cash equivalents at beginning of period	528,833	1,405,100
Cash and cash equivalents at end of period	$460,068	$462,149
See accompanying notes.

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED AUGUST 3, 2013
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
Certain amounts reported in previous years have been reclassified to conform to the fiscal 2013 presentation. Such reclassified amounts are immaterial. The Company has a 52-53 week fiscal year that ends on the Saturday closest to the last day in October. Fiscal 2013 is a 52-week fiscal year and fiscal 2012 was a 53-week fiscal year. The additional week in fiscal 2012 was included in the first quarter ended February 4, 2012. Therefore, the first nine months of fiscal 2012 included an additional week of operations as compared to the first nine months of fiscal 2013.

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
As of August 3, 2013 and November 3, 2012, the Company had gross deferred revenue of $326.2 million and $299.0 million, respectively, and gross deferred cost of sales of $67.2 million and $60.5 million, respectively. Deferred income on shipments to distributors increased in the first nine months of fiscal 2013 primarily as a result of a mix shift in favor of higher margin products sold into the channel.
The Company generally offers a twelve-month warranty for its products. The Company’s warranty policy provides for replacement of defective products. Specific accruals are recorded for known product warranty issues. Product warranty expenses during each of the three- and nine-month periods ended August 3, 2013 and August 4, 2012 were not material.

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
Information pertaining to the Company’s stock option awards and the related estimated weighted-average assumptions to calculate the fair value of stock options granted during the three- and nine-month periods ended August 3, 2013 and August 4, 2012 are as follows:

	Three Months Ended		Nine Months Ended
Stock Options	August 3, 2013	August 4, 2012	August 3, 2013	August 4, 2012
Options granted (in thousands)	103	36	2,389	2,263
Weighted-average exercise price	$45.97	$36.24	$46.39	$39.65
Weighted-average grant-date fair value	$7.85	$6.73	$7.37	$7.49
Assumptions:
Weighted-average expected volatility	25.8%	30.2%	24.6%	28.6%
Weighted-average expected term (in years)	5.4	5.3	5.4	5.3
Weighted-average risk-free interest rate	1.2%	0.6%	1.0%	1.1%
Weighted-average expected dividend yield	3.0%	3.3%	2.9%	3.0%
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
Stock-Based Compensation Expense
The amount of stock-based compensation expense recognized during a period is based on the value of the awards that are ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock-based award. Based on an analysis of its historical forfeitures, the Company has applied an annual forfeiture rate of 4.4% to all unvested stock-based awards as of August 3, 2013. The rate of 4.4% represents the portion that is expected to be forfeited each year over the vesting period. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those options that vest.
Additional paid-in-capital (APIC) Pool
The APIC pool represents the excess tax benefits related to share-based compensation that are available to absorb future tax deficiencies. If the amount of future tax deficiencies is greater than the available APIC pool, the Company records the excess as income tax expense in its condensed consolidated statements of income. During the three- and nine-month periods ended August 3, 2013, the Company had a sufficient APIC pool to cover any tax deficiencies recorded and as a result, these deficiencies did not affect its results of operations. During the three-month period ended August 4, 2012, the Company recorded excess tax benefits of $3.9 million. The Company applied these excess tax benefits to the income tax expense previously recorded during the three-month period ended February 4, 2012, resulting in no income tax expense related to share-based compensation for the nine-month period ended August 4, 2012.
Stock-Based Compensation Activity
A summary of the activity under the Company’s stock option plans as of August 3, 2013 and changes during the three- and nine-month periods then ended is presented below:

Activity during the Three Months Ended August 3, 2013	Options Outstanding (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding May 4, 2013	22,586	$33.82
Options granted	103	$45.97
Options exercised	(2,416)	$35.53
Options forfeited	(32)	$35.91
Options expired	(10)	$37.51
Options outstanding at August 3, 2013	20,231	$33.67	5.2	$327,755
Options exercisable at August 3, 2013	13,267	$31.35	3.6	$245,722
Options vested or expected to vest at August 3, 2013 (1)	19,706	$33.46	5.1	$323,467

(1)
In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. The number of options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

Activity during the Nine Months Ended August 3, 2013	Options Outstanding (in thousands)	Weighted- Average Exercise Price Per Share
Options outstanding November 3, 2012	26,453	$31.73
Options granted	2,389	$46.39
Options exercised	(8,400)	$31.17
Options forfeited	(178)	$32.69
Options expired	(33)	$41.00
Options outstanding at August 3, 2013	20,231	$33.67

During the three and nine months ended August 3, 2013, the total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $29.3 million and $112.5 million, respectively, and the total amount of proceeds received by the Company from the exercise of these options was $85.9 million and $261.9 million, respectively.

During the three and nine months ended August 4, 2012, the total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $15.6 million and $64.9 million, respectively, and the total amount of proceeds received by the Company from the exercise of these options was $23.5 million and $111.2 million, respectively.
A summary of the Company’s restricted stock unit award activity as of August 3, 2013 and changes during the three- and nine-month periods then ended is presented below:

Activity during the Three Months Ended August 3, 2013	Restricted Stock Units Outstanding (in thousands)	Weighted- Average Grant- Date Fair Value Per Share
Restricted stock units outstanding at May 4, 2013	2,506	$37.38
Units granted	31	$42.30
Restrictions lapsed	(22)	$28.28
Forfeited	(14)	$37.09
Restricted stock units outstanding at August 3, 2013	2,501	$37.53

Activity during the Nine Months Ended August 3, 2013	Restricted Stock Units Outstanding (in thousands)	Weighted- Average Grant- Date Fair Value Per Share
Restricted stock units outstanding at November 3, 2012	3,060	$33.01
Units granted	798	$42.35
Restrictions lapsed	(1,300)	$29.98
Forfeited	(57)	$35.10
Restricted stock units outstanding at August 3, 2013	2,501	$37.53

As of August 3, 2013, there was $95.1 million of total unrecognized compensation cost related to unvested share-based awards comprised of stock options and restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.5 years. The total grant-date fair value of shares that vested during the three and nine months ended August 3, 2013 was approximately $0.9 million and $63.0 million, respectively. The total grant-date fair value of shares that vested during the three and nine months ended August 4, 2012 was approximately $0.6 million and $27.4 million, respectively.

Note 4 – Common Stock Repurchase
The Company’s common stock repurchase program has been in place since August 2004. In the aggregate, the Board of Directors has authorized the Company to repurchase $5.0 billion of the Company’s common stock under the program. Under the program, the Company may repurchase outstanding shares of its common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of the Company’s Board of Directors, the repurchase program will expire when the Company has repurchased all shares authorized under the program. As of August 3, 2013, the Company had repurchased a total of approximately 129.2 million shares of its common stock for approximately $4,439.0 million under this program. As of August 3, 2013, an additional $561.0 million remains available for repurchase of shares under the current authorized program. The repurchased shares are held as authorized but unissued shares of common stock. The Company also, from time to time, repurchases shares in settlement of employee tax withholding obligations due upon the vesting of restricted stock units, or in certain limited circumstances to satisfy the exercise price of options granted to the Company’s employees under the Company’s equity compensation plans. Any future common stock repurchases will be dependent upon several factors, including our financial performance, outlook, liquidity and the amount of cash the Company has available in the United States.

Note 5 – Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive loss at August 3, 2013 and November 3, 2012 consisted of the following, net of tax:

	August 3, 2013	November 3, 2012
Foreign currency translation adjustment	$(4,286)	$982
Unrealized gains on available-for-sale securities	656	444
Unrealized losses on available-for-sale securities	(480)	(423)
Unrealized gains on derivative instruments	6,608	1,165
Pension plans	(66,407)	(66,562)
Total accumulated other comprehensive loss	$(63,909)	$(64,394)
The aggregate fair value of investments with unrealized losses as of August 3, 2013 and November 3, 2012 was $371.9 million and $1,214.1 million, respectively. These unrealized losses were primarily related to corporate obligations that earn lower interest rates than current market rates. None of these investments have been in a loss position for more than twelve months. Because the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at August 3, 2013.
Unrealized gains and losses on available-for-sale securities classified as short-term investments at August 3, 2013 and November 3, 2012 are as follows:

	August 3, 2013	November 3, 2012
Unrealized gains on securities classified as short-term investments	$829	$581
Unrealized losses on securities classified as short-term investments	(549)	(519)
Net unrealized gains on securities classified as short-term investments	$280	$62
Realized gains or losses on investments are determined based on the specific identification basis and are recognized in nonoperating (income) expense. Gross realized gains of approximately $1.3 million and gross realized losses of approximately $0.1 million were recognized on sales of available-for-sale investments during the nine-month period ended August 4, 2012. There were no material net realized gains or losses from the sales of available-for-sale investments during any other of the fiscal periods presented.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	August 3, 2013	August 4, 2012	August 3, 2013	August 4, 2012
Net Income	$176,239	$169,768	$471,933	$472,049
Basic shares:
Weighted-average shares outstanding	309,117	298,445	306,681	298,121
Earnings per share basic:	$0.57	$0.57	$1.54	$1.58
Diluted shares:
Weighted-average shares outstanding	309,117	298,445	306,681	298,121
Assumed exercise of common stock equivalents	6,190	6,914	6,302	7,483
Weighted-average common and common equivalent shares	315,307	305,359	312,983	305,604
Earnings per share diluted:	$0.56	$0.56	$1.51	$1.54
Anti-dilutive shares related to:
Outstanding stock options	2,495	9,044	4,680	7,650

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
The following tables display the special charges taken for ongoing actions and a roll-forward from November 3, 2012 to August 3, 2013 of the employee separation and exit cost accruals established related to these actions.

	Reduction of Operating Costs
Statement of Income	2010	2011	2012	2013
Workforce reductions	$10,908	$2,239	$7,966	$14,071
Facility closure costs	—	—	186	—
Non-cash impairment charge	487	—	219	—
Other items	24	—	60	—
Total Charges	$11,419	$2,239	$8,431	$14,071

Accrued Restructuring	Reduction of Operating Costs
Balance at November 3, 2012	$2,993
First quarter 2013 special charge	14,071
Severance payments	(4,276)
Effect of foreign currency on accrual	36
Balance at February 2, 2013	12,824
Severance payments	(4,311)
Effect of foreign currency on accrual	(19)
Balance at May 4, 2013	8,494
Severance payments	(2,577)
Effect of foreign currency on accrual	2
Balance at August 3, 2013	$5,919

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
During the first quarter of fiscal 2013, the Company recorded a special charge of approximately $14.1 million for severance and fringe benefit costs in accordance with its ongoing benefit plan or statutory requirements at foreign locations for 137 manufacturing, engineering and SMG&A employees. The Company terminated the employment of all employees associated with this action.

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

	Three Months Ended
	August 3, 2013			August 4, 2012
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue
Industrial	$314,196	47%	(3)%	$323,621	47%
Automotive	120,386	18%	5%	114,876	17%
Consumer	100,163	15%	(6)%	106,940	16%
Communications	139,427	21%	1%	137,589	20%
Total revenue	$674,172	100%	(1)%	$683,026	100%
* The sum of the individual percentages does not equal the total due to rounding.

	Nine Months Ended
	August 3, 2013			August 4, 2012
	Revenue	% of Revenue	Y/Y%	Revenue	% of Revenue
Industrial	$907,109	46%	(3)%	$939,329	47%
Automotive	350,471	18%	(1)%	353,579	18%
Consumer	308,493	16%	(6)%	327,145	16%
Communications	389,483	20%	1%	386,125	19%
Total revenue	$1,955,556	100%	(3)%	$2,006,178	100%

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

	Three Months Ended
	August 3, 2013			August 4, 2012
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Converters	$306,347	45%	2%	$299,736	44%
Amplifiers / Radio frequency	171,588	25%	(5)%	180,989	26%
Other analog	92,278	14%	(6)%	98,075	14%
Subtotal analog signal processing	570,213	85%	(1)%	578,800	85%
Power management & reference	45,611	7%	—%	45,403	7%
Total analog products	$615,824	91%	(1)%	$624,203	91%
Digital signal processing	58,348	9%	(1)%	58,823	9%
Total revenue	$674,172	100%	(1)%	$683,026	100%
* The sum of the individual percentages does not equal the total due to rounding.

	Nine Months Ended
	August 3, 2013			August 4, 2012
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue
Converters	$885,871	45%	—%	$885,528	44%
Amplifiers / Radio frequency	494,234	25%	(6)%	523,156	26%
Other analog	279,877	14%	(2)%	284,586	14%
Subtotal analog signal processing	1,659,982	85%	(2)%	1,693,270	84%
Power management & reference	128,694	7%	(6)%	136,328	7%
Total analog products	$1,788,676	91%	(2)%	$1,829,598	91%
Digital signal processing	166,880	9%	(5)%	176,580	9%
Total revenue	$1,955,556	100%	(3)%	$2,006,178	100%
* The sum of the individual percentages does not equal the total due to rounding.
Revenue Trends by Geographic Region
Revenue by geographic region, based on the primary location of the Company's customers’ design activity for its products, for the three- and nine-month periods ended August 3, 2013 and August 4, 2012 were as follows:

	Three Months Ended		Nine Months Ended
Region	August 3, 2013	August 4, 2012	August 3, 2013	August 4, 2012
United States	$202,687	$202,080	$613,139	$590,155
Rest of North and South America	25,063	25,268	76,769	87,533
Europe	217,608	216,809	622,977	640,102
Japan	77,790	87,169	214,352	254,195
China	93,305	89,616	262,044	254,597
Rest of Asia	57,719	62,084	166,275	179,596
Total revenue	$674,172	$683,026	$1,955,556	$2,006,178
In the three- and nine-month periods ended August 3, 2013 and August 4, 2012, the predominant country comprising “Rest of North and South America” is Canada; the predominant countries comprising “Europe” are Germany, Sweden, France and the United Kingdom; and the predominant countries comprising “Rest of Asia” are Taiwan and South Korea.

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
The tables below, set forth by level, the Company’s financial assets and liabilities, excluding accrued interest components that were accounted for at fair value on a recurring basis as of August 3, 2013 and November 3, 2012. The tables exclude cash on hand and assets and liabilities that are measured at historical cost or any basis other than fair value. As of August 3, 2013 and November 3, 2012, the Company held $57.7 million and $38.9 million, respectively, of cash and held-to-maturity investments that were excluded from the tables below.

	August 3, 2013
	Fair Value measurement at Reporting Date using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents:
Available-for-sale:
Institutional money market funds	$113,010	$—	$—	$113,010
Corporate obligations (1)	—	289,356	—	289,356
Short - term investments:
Available-for-sale:
Securities with one year or less to maturity:
Corporate obligations (1)	—	3,478,510	—	3,478,510
Floating rate notes, issued at par	—	177,336	—	177,336
Floating rate notes (1)	—	39,325	—	39,325
Securities with greater than one year to maturity:
Floating rate notes, issued at par	—	255,050	—	255,050
Floating rate notes (1)	—	40,004	—	40,004
Other assets:
Deferred compensation investments	16,302	—	—	16,302
Total assets measured at fair value	$129,312	$4,279,581	$—	$4,408,893
Liabilities
Contingent consideration	$—	$—	$8,305	$8,305
Forward foreign currency exchange contracts (2)	—	774	—	774
Total liabilities measured at fair value	$—	$774	$8,305	$9,079

(1)	The amortized cost of the Company’s investments classified as available-for-sale as of August 3, 2013 was $3,789.4 million.

(2)
The Company has a master netting arrangement by counterparty with respect to derivative contracts. As of August 3, 2013, contracts in an asset position of $3.0 million were netted against contracts in a liability position in the Company's condensed consolidated balance sheet.

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
The fair value measurement of the contingent consideration encompasses the following significant unobservable inputs:

Unobservable Inputs	Range
Estimated contingent consideration payments	$9,000
Discount rate	8% - 10%
Timing of cash flows	1 - 26 months
Probability of achievement	100%
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
The following table summarizes the change in the fair value of the contingent consideration measured using significant unobservable inputs (Level 3) as of November 3, 2012 and August 3, 2013:

Contingent Consideration
Balance as of November 3, 2012	$12,219
Payment made (1)	(4,000)
Fair value adjustment (2)	86
Balance as of August 3, 2013	$8,305

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
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
On June 30, 2009, the Company issued $375.0 million aggregate principal amount of 5.0% senior unsecured notes due July 1, 2014 (the 5.0% Notes) with semi-annual fixed interest payments due on January 1 and July 1 of each year, commencing January 1, 2010. On June 6, 2013, the Company redeemed the 5.0% notes. Based on quotes received from third-party banks, the fair value of the 5.0% Notes as of November 3, 2012 was $402.5 million and was classified as a Level 1 measurement according to the fair value hierarchy.
On April 4, 2011, the Company issued $375.0 million aggregate principal amount of 3.0% senior unsecured notes due April 15, 2016 (the 3.0% Notes) with semi-annual fixed interest payments due on April 15 and October 15 of each year, commencing October 15, 2011. Based on quotes received from third-party banks, the fair value of the 3.0% Notes as of August 3, 2013 and November 3, 2012 was $391.7 million and $402.3 million, respectively, and is classified as a Level 1 measurement according to the fair value hierarchy.
On June 3, 2013, the Company issued $500.0 million aggregate principal amount of 2.875% senior unsecured notes due June 1, 2023 (the 2023 Notes) with semi-annual fixed interest payments due on June 1 and December 1 of each year, commencing December 1, 2013. Based on quotes received from third-party banks, the fair value of the 2023 Notes as of August 3, 2013 was $468.3 million and is classified as a Level 1 measurement according to the fair value hierarchy.

Note 10 – Derivatives
Foreign Exchange Exposure Management — The Company enters into forward foreign currency exchange contracts to offset certain operational and balance sheet exposures from the impact of changes in foreign currency exchange rates. Such exposures result from the portion of the Company’s operations, assets and liabilities that are denominated in currencies other than the U.S. dollar, primarily the Euro; other significant exposures include the Philippine Peso and the British Pound. These foreign currency exchange contracts are entered into to support transactions made in the normal course of business, and accordingly, are not speculative in nature. The contracts are for periods consistent with the terms of the underlying transactions, generally one year or less. Hedges related to anticipated transactions are designated and documented at the inception of the respective hedges as cash flow hedges and are evaluated for effectiveness monthly. Derivative instruments are employed to eliminate or minimize certain foreign currency exposures that can be confidently identified and quantified. As the terms of the contract and the underlying transaction are matched at inception, forward contract effectiveness is calculated by comparing the change in fair value of the contract to the change in the forward value of the anticipated transaction, with the effective portion of the gain or loss on the derivative reported as a component of accumulated other comprehensive income (loss) (OCI) in shareholders’ equity and reclassified into earnings in the same period during which the hedged transaction affects earnings. Any residual change in fair value of the instruments, or ineffectiveness, is recognized immediately in other (income) expense. Additionally, the Company enters into forward foreign currency contracts that economically hedge the gains and losses generated by the re-measurement of certain recorded assets and liabilities in a non-functional currency. Changes in the fair value of these undesignated hedges are recognized in other (income) expense immediately as an offset to the changes in the fair value of the asset or liability being hedged. As of August 3, 2013 and November 3, 2012, the total notional amount of these undesignated hedges was $32.5 million and $31.5 million, respectively. The fair value of these hedging instruments in the Company’s condensed consolidated balance sheets as of August 3, 2013 and November 3, 2012 was immaterial.
Interest Rate Exposure Management — The Company's current and future debt may be subject to interest rate risk.  The Company utilizes interest rate derivatives to alter interest rate exposure in an attempt to reduce the effects of these changes. On April 24, 2013, the Company entered into a treasury rate lock agreement with Bank of America. This agreement allowed the Company to lock a 10-year US Treasury rate of 1.7845% through June 14, 2013 for its anticipated issuance of the 2023 Notes. The Company designated this agreement as a cash flow hedge. On June 3, 2013, the Company terminated the treasury rate lock simultaneously with the issuance of the 2023 Notes which resulted in a gain of approximately $11.0 million. This gain will be amortized into interest expense over the 10-year term of the 2023 Notes.
On June 30, 2009, the Company entered into interest rate swap transactions related to its outstanding 5.0% Notes where the Company swapped the notional amount of its $375.0 million of fixed rate debt at 5.0% into floating interest rate debt through July 1, 2014. The Company designated these swaps as fair value hedges. The fair value of the swaps at inception was zero and subsequent changes in the fair value of the interest rate swaps were reflected in the carrying value of the interest rate swaps on the balance sheet. The carrying value of the debt on the balance sheet was adjusted by an equal and offsetting amount. The amounts earned and owed under the swap agreements were accrued each period and were reported in interest expense. There was no ineffectiveness recognized in any of the periods presented. In the second quarter of fiscal 2012, the Company terminated the interest rate swap agreement. The Company received $19.8 million in cash proceeds from the swap termination, which included $1.3 million in accrued interest. The proceeds, net of interest received, are disclosed in cash flows from financing activities in the Company's condensed consolidated statements of cash flows. As a result of the termination, the carrying value of the 5.0% Notes was adjusted for the change in the fair value of the interest component of the debt up to the date of the termination of the swap in an amount equal to the fair value of the swap, and was amortized into earnings as a reduction of interest expense over the remaining life of the debt. During the third quarter of fiscal 2013, in conjunction with the redemption of the 5% Notes, the Company recognized the remaining $8.6 million in unamortized proceeds received from the termination of the interest rate swap as other, net expense.
The market risk associated with the Company’s derivative instruments results from currency exchange rate or interest rate movements that are expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. The counterparties to the agreements relating to the Company’s derivative instruments consist of a number of major international financial institutions with high credit ratings. Based on the credit ratings of the Company’s counterparties as of August 3, 2013, nonperformance is not perceived to be a significant risk. Furthermore, none of the Company’s derivatives are subject to collateral or other security arrangements and none contain provisions that are dependent on the Company’s credit ratings from any credit rating agency. While the contract or notional amounts of derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of the Company’s exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of counterparties to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparties’ obligations under the contracts exceed the obligations of the Company to the counterparties. As a result of the above considerations, the Company does not consider the risk of counterparty default to be significant.

The Company records the fair value of its derivative financial instruments in its condensed consolidated financial statements in other current assets, other assets or accrued liabilities, depending on their net position, regardless of the purpose or intent for holding the derivative contract. Changes in the fair value of the derivative financial instruments are either recognized periodically in earnings or in shareholders’ equity as a component of other comprehensive income (OCI). Changes in the fair value of cash flow hedges are recorded in OCI and reclassified into earnings when the underlying contract matures. Changes in the fair values of derivatives not qualifying for hedge accounting are reported in earnings as they occur.

The total notional amounts of forward foreign currency derivative instruments designated as hedging instruments of cash flow hedges denominated in Euros, British Pounds, Philippine Pesos and Japanese Yen as of August 3, 2013 and November 3, 2012 was $197.4 million and $151.8 million, respectively. The fair values of these hedging instruments in the Company’s condensed consolidated balance sheets as of August 3, 2013 and November 3, 2012 were as follows:

		Fair Value At
	Balance Sheet Location	August 3, 2013	November 3, 2012
Forward foreign currency exchange contracts	Prepaid expenses and other current assets	$—	$1,161
	Accrued liabilities	$721	$—
The effect of forward foreign currency derivative instruments designated as cash flow hedges on the Company's condensed consolidated statements of income for the three- and nine-month periods ended August 3, 2013 and August 4, 2012 were as follows:

	Three Months Ended		Nine Months Ended
	August 3, 2013	August 4, 2012	August 3, 2013	August 4, 2012
(Loss) gain recognized in OCI on derivatives (net of taxes of $184, $862, $56 and $1,807, respectively)	$(604)	$(5,161)	$—	$(11,805)
Loss (gain) reclassified from OCI into income (net of taxes of $60, $517, $205 and $1,049, respectively)	$286	$3,099	$(1,556)	$6,637
The amounts reclassified into earnings before tax are recognized in cost of sales and operating expenses for the three- and nine-month periods ended August 3, 2013 and August 4, 2012 were as follows:

	Three Months Ended		Nine Months Ended
	August 3, 2013	August 4, 2012	August 3, 2013	August 4, 2012
Cost of sales	$247	$1,390	$(1,171)	$2,912
Research and development	$(23)	$978	$(279)	$2,071
Selling, marketing, general and administrative	$122	$1,248	$(311)	$2,703

All derivative gains and losses related to forward foreign currency derivative instruments included in OCI will be reclassified into earnings within the next 12 months. There was no ineffectiveness in the three- and nine-month periods ended August 3, 2013 and August 4, 2012.

Note 11 – Goodwill and Intangible Assets
Goodwill
The Company evaluates goodwill for impairment annually, as well as whenever events or changes in circumstances suggest that the carrying value of goodwill may not be recoverable. The Company tests goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis on the first day of the fourth quarter (on or about August 4) or more frequently if indicators of impairment exist. For the Company’s latest annual impairment assessment that occurred on August 5, 2012, the Company identified its reporting units to be its five operating segments, which meet the aggregation criteria for one reportable segment. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company determines the fair value of its reporting units using the income approach methodology of valuation that includes the discounted cash flow method, as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. No impairment of goodwill resulted in any of the fiscal periods presented. The Company’s next annual impairment assessment will be performed as of the first day of the fourth quarter of fiscal 2013, unless indicators arise that would require the Company to reevaluate at an earlier date. The following table presents the changes in goodwill during the first nine months of fiscal 2013:

Nine Months Ended
August 3, 2013
Balance as of November 3, 2012	$283,833
Foreign currency translation adjustment	(3,242)
Balance as of August 3, 2013	$280,591
Intangible Assets
The Company reviews finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of assets may not be recoverable. Recoverability of these assets is measured by comparison of their carrying value to future undiscounted cash flows the assets are expected to generate over their remaining economic lives. If such assets are considered to be impaired, the impairment to be recognized in earnings equals the amount by which the carrying value of the assets exceeds their fair value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. As of August 3, 2013 and November 3, 2012, the Company’s finite-lived intangible assets consisted of the following which related to the acquisition of Multigig, Inc. (See Note 16, Acquisitions, below):

	August 3, 2013		November 3, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Technology-based	$1,100	$293	$1,100	$128
For the three- and nine-month periods ended August 3, 2013, amortization expense related to finite-lived intangible assets was $0.1 million and $0.2 million, respectively. Amortization expense related to finite-lived intangible assets for each of the three- and nine-month periods ended August 4, 2012 was $0.1 million. The remaining amortization expense will be recognized over a weighted-average period of approximately 1.8 years.
The Company expects annual amortization expense for intangible assets to be:

Fiscal Year	Amortization Expense
Remainder of fiscal 2013	$55
2014	$220
2015	$220
2016	$220
2017	$92
Indefinite-lived intangible assets are tested for impairment on an annual basis on the first day of the fourth quarter (on or about August 4) or more frequently if indicators of impairment exist. The impairment test involves the comparison of the fair values of the intangible assets with their carrying values. No impairment of intangible assets resulted from the impairment tests in any of the fiscal periods presented.
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

Indefinite-lived intangible assets consisted of $27.8 million of IPR&D as of August 3, 2013 and November 3, 2012.

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
Net periodic pension cost of non-U.S. plans is presented in the following table:

	Three Months Ended		Nine Months Ended
	August 3, 2013	August 4, 2012	August 3, 2013	August 4, 2012
Service cost	$2,796	$1,938	$8,472	$5,926
Interest cost	3,100	2,648	9,351	8,185
Expected return on plan assets	(2,911)	(2,547)	(8,787)	(7,857)
Amortization of initial net obligation	5	5	15	15
Amortization of prior service cost	(59)	—	(175)	—
Amortization of net loss	744	89	2,235	269
Net periodic pension cost	$3,675	$2,133	$11,111	$6,538
Pension contributions of $4.4 million and $13.1 million were made by the Company during the three and nine months ended August 3, 2013, respectively. The Company presently anticipates contributing an additional $4.0 million to fund its defined benefit pension plans in fiscal year 2013 for a total of $17.1 million.

Note 13 – Revolving Credit Facility

As of August 3, 2013, the Company had $4,450.3 million of cash and cash equivalents and short-term investments, of which $1,322.3 million was held in the United States. The balance of the Company's cash and cash equivalents and short-term investments was held outside the United States in various foreign subsidiaries. As the Company intends to reinvest its foreign earnings indefinitely, this cash is not available to meet the Company's cash requirements in the United States, including cash dividends and common stock repurchases. During December 2012, the Company terminated its five-year, $165.0 million unsecured revolving credit facility with certain institutional lenders entered into in May 2008. On December 19, 2012, the Company entered into a five-year, $500.0 million senior unsecured revolving credit facility with certain institutional lenders (the Credit Agreement). To date, the Company has not borrowed under this credit facility but the Company may borrow in the future and use the proceeds for repayment of existing indebtedness, stock repurchases, acquisitions, capital expenditures, working capital and other lawful corporate purposes. Revolving loans under the Credit Agreement (other than swing line loans) bear interest, at the Company's option, at either a rate equal to (a) the Eurodollar Rate (as defined in the Credit Agreement) plus a margin based on the Company's debt rating or (b) the Base Rate (defined as the highest of (i) the Bank of America prime rate, (ii) the Federal Funds Rate (as defined in the Credit Agreement) plus .50% and (iii) one month Eurodollar Rate plus 1.00%) plus a margin based on the Company's debt rating. The terms of the facility impose restrictions on the Company’s ability to undertake certain transactions, to create certain liens on assets and to incur certain subsidiary indebtedness. In addition, the Credit Agreement contains a consolidated leverage ratio covenant of total consolidated funded debt to consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) of not greater than 3.0 to 1.0. As of August 3, 2013, the Company was compliant with these covenants.

Note 14 – Debt
On June 30, 2009, the Company issued $375.0 million aggregate principal amount of 5.0% senior unsecured notes due July 1, 2014 (the 5.0% Notes) with semi-annual fixed interest payments due on January 1 and July 1 of each year, commencing January 1, 2010. The sale of the 5.0% Notes was made pursuant to the terms of an underwriting agreement, dated June 25, 2009, between the Company and Credit Suisse Securities (USA) LLC, as representative of the several underwriters named therein. The net proceeds of the offering were $370.4 million, after issuing at a discount and deducting expenses, underwriting discounts and commissions, which will be amortized over the term of the 5.0% Notes.
On June 30, 2009, the Company entered into interest rate swap transactions related to its outstanding 5.0% Notes where the Company swapped the notional amount of its $375.0 million of fixed rate debt at 5.0% into floating interest rate debt through July 1, 2014. The Company designated these swaps as fair value hedges. The changes in the fair value of the interest rate swaps were reflected in the carrying value of the interest rate swaps in other assets on the balance sheet. The carrying value of the debt on the balance sheet was adjusted by an equal and offsetting amount. In fiscal 2012, the Company terminated the interest rate swap agreement. The Company received $19.8 million in cash proceeds from the swap termination, which included $1.3 million in accrued interest. The proceeds, net of interest received, are disclosed in cash flows from financing activities in the Company's condensed consolidated statements of cash flows. As a result of the termination, the carrying value of the 5.0% Notes was adjusted for the change in the fair value of the interest component of the debt up to the date of the termination of the swap in an amount equal to the fair value of the swap, and was amortized into earnings as a reduction of interest expense over the remaining life of the debt. During the third quarter of fiscal 2013, in conjunction with the redemption of the 5% Notes, the Company recognized the remaining unamortized proceeds received from the termination of the interest rate swap as other, net expense, within non-operating (income) expense.

During the third quarter of fiscal 2013, the Company redeemed its outstanding 5.0% Notes. The redemption price was 104.744% of the principal amount of the 5.0% Notes. The Company applied the provisions of Accounting Standards Codification (ASC) Subtopic 470-50, Modifications and Extinguishments (ASC 470-50) in order to determine if the terms of the debt were substantially different and, as a result, whether to apply modification or extinguishment accounting. The Company concluded that the debt transaction qualified as a debt extinguishment and as a result recognized a net loss on debt extinguishment of approximately $10.2 million recorded in other, net expense within non-operating (income) expense. This loss was comprised of the make-whole premium of $17.8 million paid to bondholders on the 5.0% Notes in accordance with the terms of the notes, the recognition of the remaining $8.6 million of unamortized proceeds received from the termination of the interest rate swap associated with the debt, and the write off of approximately $1.0 million of debt issuance and discount costs that remained to be amortized. The write off of the remaining unamortized portion of debt issuance costs, discount and swap proceeds are reflected in the Company's condensed consolidated statements of cash flows within operating activities, and the make-whole premium is reflected within financing activities.
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
On April 4, 2011, the Company issued $375.0 million aggregate principal amount of 3.0% senior unsecured notes due April 15, 2016 (the 3.0% Notes) with semi-annual fixed interest payments due on April 15 and October 15 of each year, commencing October 15, 2011. The sale of the 3.0% Notes was made pursuant to the terms of an underwriting agreement, dated March 30, 2011, between the Company and Credit Suisse Securities (USA) LLC and Merrill Lynch, Pierce, Fenner and Smith Incorporated, as representative of the several underwriters named therein. The net proceeds of the offering were $370.5 million, after issuing at a discount and deducting expenses, underwriting discounts and commissions, which will be amortized over the term of the 3.0% Notes. The indenture governing the 3.0% Notes contains covenants that may limit the Company’s ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of its assets to, any other party. As of August 3, 2013, the Company was compliant with these covenants. The 3.0% Notes are subordinated to any future secured debt and to the other liabilities of the Company’s subsidiaries.
On June 3, 2013, the Company issued $500.0 million aggregate principal amount of 2.875% senior unsecured notes due June 1, 2023 (the 2023 Notes) with semi-annual fixed interest payments due on June 1 and December 1 of each year, commencing December 1, 2013. Prior to issuing the 2023 Notes, on April 24, 2013, the Company entered into a treasury rate lock agreement with Bank of America. This agreement allowed the Company to lock a 10-year US Treasury rate of 1.7845% through June 14, 2013 for its anticipated issuance of the 2023 Notes. Upon issuing the 2023 Notes, the Company simultaneously terminated the treasury rate lock agreement resulting in a gain of approximately $11.0 million. This gain will be amortized into interest expense over the 10-year term of the 2023 Notes. The sale of the 2023 Notes was made pursuant to the terms of an underwriting agreement, dated as of May 22, 2013, among the Company and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC, as the representatives of the several underwriters named therein. The net proceeds of the offering were $493.9 million, after discount and issuance costs. Debt discount and issuance costs will be amortized through interest expense over the term of the 2023 Notes. The indenture governing the 2023 Notes contains covenants that may limit the Company's ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of its assets to, any other party. As of August 3, 2013, the Company was compliant with these covenants. The notes are subordinated to any future secured debt and to the other liabilities of the Company's subsidiaries.
The Company’s principal payments related to its debt obligations are due as follows: $375.0 million in fiscal 2016 and $500.0 million in fiscal 2023.

Note 15 – Inventories
Inventories at August 3, 2013 and November 3, 2012 were as follows:

	August 3, 2013	November 3, 2012
Raw materials	$20,817	$28,111
Work in process	177,476	185,773
Finished goods	86,049	99,839
Total inventories	$284,342	$313,723

Note 16 – Acquisitions
On March 30, 2012, the Company acquired privately-held Multigig, Inc. (Multigig) of San Jose, California. The acquisition of Multigig is expected to enhance the Company’s clocking capabilities in stand-alone and embedded applications and strengthen the Company’s high speed signal processing solutions. The acquisition-date fair value of the consideration transferred totaled $26.8 million, which consisted of $24.2 million in initial cash payments at closing and an additional $2.6 million subject to an indemnification holdback that was payable within 15 months of the transaction date. During the third quarter of fiscal 2012, the Company reduced this holdback amount by $0.1 million as a result of indemnification claims. During the third quarter of fiscal 2013, the Company paid the remaining $2.5 million due under the holdback. The Company’s assessment of fair value of the tangible and intangible assets acquired and liabilities assumed was based on their estimated fair values at the date of acquisition, resulting in the recognition of $15.6 million of IPR&D, $1.1 million of developed technology, $7.0 million of goodwill and $3.1 million of net deferred tax assets. The goodwill recognized is attributable to future technologies that have yet to be determined as well as the assembled workforce of Multigig. Future technologies do not meet the criteria for recognition separately from goodwill because they are a part of future development and growth of the business. None of the goodwill is expected to be deductible for tax purposes. During the fourth quarter of fiscal 2012, the Company finalized its purchase accounting for Multigig, which resulted in adjustments of $0.4 million to deferred taxes and goodwill. In addition, the Company will be obligated to pay royalties to the Multigig employees on revenue recognized from the sale of certain Multigig products through the earlier of 5 years or the aggregate maximum payment of $1.0 million. Royalty payments to Multigig employees require post-acquisition services to be rendered and, as such, the Company will record these amounts as compensation expense in the related periods. As of August 3, 2013, no royalty payments have been made. The Company recognized $0.5 million of acquisition-related costs that were expensed in fiscal 2012, which were included in operating expenses in the Company's condensed consolidated statement of income.
On June 9, 2011, the Company acquired privately-held Lyric Semiconductor, Inc. (Lyric) of Cambridge, Massachusetts. The acquisition of Lyric gives the Company the potential to achieve significant improvement in power efficiency in mixed signal processing. The acquisition-date fair value of the consideration transferred totaled $27.8 million, which consisted of $14.0 million in initial cash payments at closing and contingent consideration of up to $13.8 million. The contingent consideration arrangement requires additional cash payments to the former equity holders of Lyric upon the achievement of certain technological and product development milestones payable during the period from June 2011 through June 2016. The Company estimated the fair value of the contingent consideration arrangement utilizing the income approach. Changes in the fair value of the contingent consideration subsequent to the acquisition date primarily driven by assumptions pertaining to the achievement of the defined milestones will be recognized in operating income in the period of the estimated fair value change. As of August 3, 2013, the Company had paid $6.0 million in contingent consideration. These payments are reflected in the Company's condensed consolidated statements of cash flows as cash used in financing activities related to the liability recognized at fair value as of the acquisition date and cash provided by operating activities related to the fair value adjustments previously recognized in earnings. The Company’s assessment of fair value of the tangible and intangible assets acquired and liabilities assumed was based on their estimated fair values at the date of acquisition, resulting in the recognition of $12.2 million of IPR&D, $18.9 million of goodwill and $3.3 million of net deferred tax liabilities. The goodwill recognized is attributable to future technologies that have yet to be determined as well as the assembled workforce of Lyric. Future technologies do not meet the criteria for recognition separately from goodwill because they are a part of future development and growth of the business. None of the goodwill is expected to be deductible for tax purposes. The fair value of the remaining contingent consideration was approximately $8.3 million as of August 3, 2013, of which $4.8 million is included in accrued liabilities and $3.5 million is included in other non-current liabilities in the Company's condensed consolidated balance sheet. In addition, the Company will be obligated to pay royalties to the former equity holders of Lyric on revenue recognized from the sale of Lyric products and licenses through the earlier of 20 years or the accrual of a maximum of $25.0 million. Royalty payments to Lyric employees require post-acquisition services to be rendered and, as such, the Company will record these amounts as compensation expense in the related periods. As of August 3, 2013, no royalty payments have been made. The Company recognized $0.2 million of acquisition-related costs that were expensed in fiscal 2011, which were included in operating expenses in the Company's condensed consolidated statement of income.

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
The Company's effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where its income is earned. The Company's effective tax rate for the first nine months of fiscal 2013 reflects income earned in lower tax rate jurisdictions established through an international tax restructuring effective January 1, 2013. In addition, the Company's effective tax rate includes a tax benefit of $6.3 million from the reinstatement of the U.S. federal research and development tax credit in January 2013 retroactive to January 1, 2012, a tax benefit of $4.4 million from this credit for the current fiscal year and a tax benefit recorded as a result of the reversal of certain prior period tax liabilities of $6.6 million which combined resulted in lowering the Company's effective tax rate by approximately 3%.
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
The Company’s U.S. federal tax returns prior to fiscal year 2010 are no longer subject to examination.
The Company’s tax returns in Ireland prior to fiscal year 2009 are no longer subject to examination.
Unrealized Tax Benefits
The following table summarizes the changes in the total amounts of unrealized tax benefits for the nine months ended August 3, 2013.

Unrealized Tax Benefits
Balance, November 3, 2012	$7,103
Additions for tax positions related to current year	628
Additions for tax positions related to prior years	3,412
Reductions due to lapse of applicable statute of limitations	(1,495)
Balance, August 3, 2013	$9,648

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
Income Taxes
In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU No. 2013-11). ASU No. 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, with certain exceptions. ASU No. 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, which is the Company's first quarter of fiscal year 2015. The adoption of ASU No. 2013-11 in the first quarter of fiscal 2015 will affect the presentation of our unrecognized tax benefits but will not impact the Company's financial condition or results of operations.

Note 19 – Subsequent Event
On August 19, 2013, the Board of Directors of the Company declared a cash dividend of $0.34 per outstanding share of common stock. The dividend will be paid on September 11, 2013 to all shareholders of record at the close of business on August 30, 2013.

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

Results of Operations
(all tabular amounts in thousands except per share amounts and percentages)
Overview

	Three Months Ended
	August 3, 2013	August 4, 2012	$ Change	% Change
Revenue	$674,172	$683,026	$(8,854)	(1)%
Gross margin %	64.5%	65.6%
Net income	$176,239	$169,768	$6,471	4%
Net income as a % of revenue	26.1%	24.9%
Diluted EPS	$0.56	$0.56	$—	—%

	Nine Months Ended
	August 3, 2013	August 4, 2012	$ Change	% Change
Revenue	$1,955,556	$2,006,178	$(50,622)	(3)%
Gross margin %	63.8%	64.7%
Net income	$471,933	$472,049	$(116)	—%
Net income as a % of revenue	24.1%	23.5%
Diluted EPS	$1.51	$1.54	$(0.03)	(2)%
Fiscal 2013 is a 52-week year and fiscal 2012 was a 53-week year. The additional week in fiscal 2012 was included in the first quarter ended February 4, 2012. Therefore, the first nine months of fiscal 2012 included an additional week of operations as compared to the first nine months of fiscal 2013.
The year-to-year revenue changes by end market and product type are more fully outlined below under Revenue Trends by End Market and Revenue Trends by Product Type.
During the first nine months of fiscal 2013, our revenue decreased 3% compared to the first nine months of fiscal 2012. Our diluted earnings per share in the first nine months of fiscal 2013 was $1.51 compared to $1.54 in the first nine months of fiscal 2012. Cash flow from operations in the first nine months of fiscal 2013 was $630.2 million, or 32% of revenue. The year-to-year decrease in revenue was attributable to one less week of operations in the first nine months of fiscal 2013 as compared to the first nine months of fiscal 2012 and continued weakness in the global economic environment. We believe that our variable cost structure and continued efforts to manage production, inventory levels and expenses helped to mitigate the effect that these lower sales levels had on our earnings.
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

	Three Months Ended
	August 3, 2013			August 4, 2012
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue
Industrial	$314,196	47%	(3)%	$323,621	47%
Automotive	120,386	18%	5%	114,876	17%
Consumer	100,163	15%	(6)%	106,940	16%
Communications	139,427	21%	1%	137,589	20%
Total revenue	$674,172	100%	(1)%	$683,026	100%
* The sum of the individual percentages does not equal the total due to rounding.

	Nine Months Ended
	August 3, 2013			August 4, 2012
	Revenue	% of Revenue	Y/Y%	Revenue	% of Revenue
Industrial	$907,109	46%	(3)%	$939,329	47%
Automotive	350,471	18%	(1)%	353,579	18%
Consumer	308,493	16%	(6)%	327,145	16%
Communications	389,483	20%	1%	386,125	19%
Total revenue	$1,955,556	100%	(3)%	$2,006,178	100%
The year-to-year decrease in revenue in the industrial and consumer end markets in the three-month period ended August 3, 2013 was primarily the result of a weak global economic environment. Automotive end market revenue increased in the three-month period ended August 3, 2013 primarily as a result of an increase in the demand for products used in powertrain electronics and infotainment applications.
The year-to-year decrease in revenue in the industrial and consumer end markets in the nine-month period ended August 3, 2013 was primarily the result of a weak global economic environment and one less week of operations in the first nine months of fiscal 2013 as compared to the first nine months of fiscal 2012.
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

	Three Months Ended
	August 3, 2013			August 4, 2012
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Converters	$306,347	45%	2%	$299,736	44%
Amplifiers / Radio frequency	171,588	25%	(5)%	180,989	26%
Other analog	92,278	14%	(6)%	98,075	14%
Subtotal analog signal processing	570,213	85%	(1)%	578,800	85%
Power management & reference	45,611	7%	—%	45,403	7%
Total analog products	$615,824	91%	(1)%	$624,203	91%
Digital signal processing	58,348	9%	(1)%	58,823	9%
Total revenue	$674,172	100%	(1)%	$683,026	100%
* The sum of the individual percentages does not equal the total due to rounding

	Nine Months Ended
	August 3, 2013			August 4, 2012
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue
Converters	$885,871	45%	—%	$885,528	44%
Amplifiers / Radio frequency	494,234	25%	(6)%	523,156	26%
Other analog	279,877	14%	(2)%	284,586	14%
Subtotal analog signal processing	1,659,982	85%	(2)%	1,693,270	84%
Power management & reference	128,694	7%	(6)%	136,328	7%
Total analog products	$1,788,676	91%	(2)%	$1,829,598	91%
Digital signal processing	166,880	9%	(5)%	176,580	9%
Total revenue	$1,955,556	100%	(3)%	$2,006,178	100%
* The sum of the individual percentages does not equal the total due to rounding.
The year-to-year decrease in total revenue in the three-month period ended August 3, 2013 was primarily the result of a broad-based decrease in demand across most product type categories.
The year-to-year decrease in total revenue in the nine-month period ended August 3, 2013 was the result of one less week of operations in the first nine months of fiscal 2013 as compared to the first nine months of fiscal 2012 and a broad-based decrease in demand across most product type categories.
Revenue Trends by Geographic Region
Revenue by geographic region, based upon the primary location of our customers’ design activity for our products for the three- and nine-month periods ended August 3, 2013 and August 4, 2012 were as follows:

	Three Months Ended
Region	August 3, 2013	August 4, 2012	$ Change	% Change
United States	$202,687	$202,080	$607	—%
Rest of North and South America	25,063	25,268	(205)	(1)%
Europe	217,608	216,809	799	—%
Japan	77,790	87,169	(9,379)	(11)%
China	93,305	89,616	3,689	4%
Rest of Asia	57,719	62,084	(4,365)	(7)%
Total revenue	$674,172	$683,026	$(8,854)	(1)%

	Nine Months Ended
Region	August 3, 2013	August 4, 2012	$ Change	% Change
United States	$613,139	$590,155	$22,984	4%
Rest of North and South America	76,769	87,533	(10,764)	(12)%
Europe	622,977	640,102	(17,125)	(3)%
Japan	214,352	254,195	(39,843)	(16)%
China	262,044	254,597	7,447	3%
Rest of Asia	166,275	179,596	(13,321)	(7)%
Total revenue	$1,955,556	$2,006,178	$(50,622)	(3)%
In the three- and nine-month periods ended August 3, 2013 and August 4, 2012, the predominant country comprising “Rest of North and South America” is Canada; the predominant countries comprising “Europe” are Germany, Sweden, France and the United Kingdom; and the predominant countries comprising “Rest of Asia” are Taiwan and South Korea.
On a regional basis, the year-over-year sales declines in Japan and Rest of Asia for the three-month period ended August 3, 2013 were primarily the result of lower demand for products used in consumer applications. The year-over-year sales increase in China for the three-month period ended August 3, 2013 was primarily the result of an increase in demand in the industrial end market.
On a regional basis, the year-over-year sales declines in Japan and Rest of Asia and sales increase in the United States for the nine-month period ended August 3, 2013 were primarily the result of product transitions within consumer applications. In addition, the year-over-year sales decline in Europe in the nine-month period ended August 3, 2013 was primarily a result of lower demand in the industrial and automotive end market partially offset by an increase in demand in the communication end market.
Gross Margin

	Three Months Ended				Nine Months Ended
	August 3, 2013	August 4, 2012	$ Change	% Change	August 3, 2013	August 4, 2012	$ Change	% Change
Gross margin	$435,062	$447,874	$(12,812)	(3)%	$1,247,541	$1,297,719	$(50,178)	(4)%
Gross margin %	64.5%	65.6%			63.8%	64.7%
Gross margin percentage was lower by 110 and 90 basis points in the three and nine months ended August 3, 2013, respectively, as compared to the same periods of fiscal 2012, respectively, primarily as a result of decreased operating levels in our manufacturing facilities driven by our efforts to balance manufacturing production, demand and inventory levels.
Research and Development (R&D)

	Three Months Ended				Nine Months Ended
	August 3, 2013	August 4, 2012	$ Change	% Change	August 3, 2013	August 4, 2012	$ Change	% Change
R&D expenses	$128,947	$129,694	$(747)	(1)%	$382,221	$381,609	$612	—%
R&D expenses as a % of revenue	19.1%	19.0%			19.5%	19.0%
R&D expenses decreased 1% in the three-month period ended August 3, 2013 as compared to the same period of fiscal 2012 as decreases in variable compensation expense linked to our overall profitability and revenue growth, and other operational spending were partially offset by increases in R&D employee salary and benefit expenses.
R&D expenses remained flat in the nine-month period ended August 3, 2013 as compared to the same period of fiscal 2012 as increases in R&D employee salary and benefit expenses and other operational spending were partially offset by lower variable compensation expense linked to our overall profitability and revenue growth.
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
Selling, Marketing, General and Administrative (SMG&A)

	Three Months Ended				Nine Months Ended
	August 3, 2013	August 4, 2012	$ Change	% Change	August 3, 2013	August 4, 2012	$ Change	% Change
SMG&A expenses	$97,773	$99,873	$(2,100)	(2)%	$298,036	$298,910	$(874)	—%
SMG&A expenses as a % of revenue	14.5%	14.6%			15.2%	14.9%
The decreases in SMG&A expenses in the three- and nine-month periods ended August 3, 2013 as compared to the same periods of fiscal 2012 were primarily the result of decreases in SMG&A employee salary and benefit expenses and variable compensation expense linked to our overall profitability and revenue growth, partially offset by increases in other operational spending. In addition, the nine-month period ended August 3, 2013 also included $6.3 million of stock-based compensation expense following the death of the Company's CEO in the second quarter of fiscal 2013 due to the accelerated vesting of restricted stock units in accordance with the terms of his restricted stock unit agreement.
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
During the first quarter of fiscal 2013, we recorded a special charge of approximately $14.1 million for severance and fringe benefit costs in accordance with our ongoing benefit plan or statutory requirements at foreign locations for 137 manufacturing, engineering and SMG&A employees. We estimate this action will result in annual cost savings of approximately $17.0 million. We have terminated the employment of all employees associated with this action.

Operating Income

	Three Months Ended				Nine Months Ended
	August 3, 2013	August 4, 2012	$ Change	% Change	August 3, 2013	August 4, 2012	$ Change	% Change
Operating income	$208,342	$212,471	$(4,129)	(2)%	$553,213	$608,769	$(55,556)	(9%)
Operating income as a % of revenue	30.9%	31.1%			28.3%	30.3%
The year-over-year decrease in operating income in the three months ended August 3, 2013 was primarily the result of a decrease in revenue of $8.9 million and a 110 basis point decrease in gross margin percentage which was partially offset by decreases in operating expenses of $8.7 million as more fully described above under the headings Research and Development (R&D), Selling, Marketing, General and Administrative (SMG&A) and Special Charges—Reduction of Operating Costs.
The year-over-year decrease in operating income in the nine months ended August 3, 2013 was primarily the result of a decrease in revenue of $50.6 million, a 90 basis point decrease in gross margin percentage and a $5.6 million increase in special charges recorded in the first nine months of fiscal 2013 as compared to the same period of fiscal 2012 as more fully described above under the heading Special Charges—Reduction of Operating Costs.

Nonoperating (income) expense

	Three Months Ended			Nine Months Ended
	August 3, 2013	August 4, 2012	$ Change	August 3, 2013	August 4, 2012	$ Change
Interest expense	$7,672	$6,459	$1,213	20,443	20,031	$412
Interest income	(3,125)	(3,506)	381	(9,402)	(10,821)	$1,419
Other, net	8,754	49	8,705	9,361	(1,450)	$10,811
Total	$13,301	$3,002	$10,299	$20,402	$7,760	$12,642
Nonoperating (income) expense as a % of revenue	2.0%	0.4%		1.0%	0.4%
The year-over-year increase in nonoperating expense in the three and nine months ended August 3, 2013 was primarily the result of a net loss on extinguishment of debt of approximately $10.2 million in conjunction with the redemption of our $375.0 million aggregate principal amount of 5.0% senior unsecured notes during the third quarter of fiscal 2013 as more fully described below under the heading Liquidity and Capital Resources.
Provision for Income Taxes

	Three Months Ended			Nine Months Ended
	August 3, 2013	August 4, 2012	$ Change	August 3, 2013	August 4, 2012	$ Change
Provision for income taxes	$18,802	$39,701	$(20,899)	$60,878	$128,960	$(68,082)
Effective income tax rate	9.6%	19.0%		11.4%	21.5%
Our effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where our income is earned.
The decrease in our effective tax rate for the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012 was primarily due to income earned in lower tax rate jurisdictions as a result of an international tax restructuring effective January 1, 2013. In addition, our effective tax rate for the third quarter of fiscal 2013 was reduced by approximately 2% due to a tax benefit related to the release of a tax reserve for an expired tax year and a tax benefit from the U.S. federal research and development tax credit which was not available during the third quarter of fiscal 2012.
The decrease in our effective tax rate for the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012 was primarily due to income earned in lower tax rate jurisdictions as a result of an international tax restructuring effective January 1, 2013. In addition, our effective tax rate for the first nine months of fiscal 2013 was reduced by approximately 3% as a result of a tax benefit of $6.3 million from the reinstatement of the U.S. federal research and development tax credit in January 2013 retroactive to January 1, 2012, a tax benefit of $4.7 million from this credit for the current fiscal year, which was only available for two months of fiscal 2012, and a tax benefit of $6.6 million recorded as a result of the reversal of certain prior period tax liabilities.
We expect our effective tax rate to be between 14% and 15% for the remainder of fiscal 2013.
Net Income

	Three Months Ended				Nine Months Ended
	August 3, 2013	August 4, 2012	$ Change	% Change	August 3, 2013	August 4, 2012	$ Change	% Change
Net Income	$176,239	$169,768	$6,471	4%	$471,933	$472,049	$(116)	—%
Net Income as a % of revenue	26.1%	24.9%			24.1%	23.5%
Diluted EPS	$0.56	$0.56			$1.51	$1.54
Net income increased 4% in the three months ended August 3, 2013 as compared to the same period of fiscal 2012 as the $20.9 million decrease in provision for income taxes was partially offset by the $10.3 million increase in nonoperating (income) expense and $4.1 million decrease in operating income.
Net income remained flat in the nine months ended August 3, 2013 as compared to the same period of fiscal 2012 as the $68.1 million decrease in provision for income taxes was offset by the $55.6 million decrease in operating income and the $12.6 million increase in nonoperating (income) expense.

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
We are planning for revenue in the fourth quarter of fiscal 2013 to be in the range of approximately $675 million to $700 million. Our plan is for gross margin for the fourth quarter of fiscal 2013 to be approximately 65% and for operating expenses to increase by approximately 1%. We expect our effective tax rate to be between 14% and 15%. As a result, we are planning for diluted earnings per share to be in the range of $0.55 to $0.61 in the fourth quarter of fiscal 2013.

Liquidity and Capital Resources
At August 3, 2013, our principal source of liquidity was $4,450.3 million of cash and cash equivalents and short-term investments, of which approximately $1,322.3 million was held in the United States. The balance of our cash and cash equivalents and short-term investments was held outside the United States in various foreign subsidiaries. As we intend to reinvest our foreign earnings indefinitely, this cash held outside the United States is not available to meet our cash requirements in the United States, including cash dividends and common stock repurchases. Our cash and cash equivalents consist of highly liquid investments with maturities of three months or less at the time of acquisition and our short-term investments consist primarily of corporate obligations, such as commercial paper and floating rate notes, bonds and bank time deposits. We maintain these balances with high credit quality counterparties, continually monitor the amount of credit exposure to any one issuer and diversify our investments in order to minimize our credit risk.
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

	Nine Months Ended
	August 3, 2013	August 4, 2012
Net cash provided by operating activities	$630,180	$578,495
Net cash provided by operations as a % of revenue	32.2%	28.8%
Net cash used for investing activities	$(699,524)	$(1,233,229)
Net cash used for financing activities	$(90)	$(285,880)
At August 3, 2013, cash and cash equivalents totaled $460.1 million. The following changes contributed to the net decrease in cash and cash equivalents of $68.8 million in the first nine months of fiscal 2013.
Operating Activities
During the first nine months of fiscal 2013 we generated cash from operating activities of $630.2 million primarily as a result of changes in working capital.
Investing Activities
During the first nine months of fiscal 2013 cash used for investing activities included $618.5 million for the net purchases of available-for-sale short term investments and $74.5 million for property, plant and equipment additions.
Financing Activities
During the first nine months of fiscal 2013 cash used for financing activities included proceeds of $493.9 million from the issuance of $500.0 million aggregate principal amount of 2.875% senior unsecured notes on June 3, 2013, proceeds of $261.9 million from employee stock options and proceeds of $11.0 million from the settlement of derivative instruments. We paid $392.8 million related to the redemption of the $375.0 million aggregate principal amount of 5.0% senior unsecured notes, distributed $300.0 million to our shareholders in dividend payments and repaid the remaining outstanding principal balance on our $145 million term loan facility of $60.1 million.

Working Capital

	August 3, 2013	November 3, 2012	$ Change	% Change
Accounts receivable, net	$345,437	$339,881	$5,556	2%
Days sales outstanding	47	45
Inventory	$284,342	$313,723	$(29,381)	(9)%
Days cost of sales in inventory	109	114
The increase in accounts receivable in dollars and in days was primarily the result of higher product shipments made to our distributors in the final month of the third quarter of fiscal 2013 as compared to the final month of the fourth quarter of fiscal 2012.
Inventory decreased as a result of our continued efforts to balance manufacturing production, demand and inventory levels. Days cost of sales in inventory decreased from 114 days at the end of the fourth fiscal quarter of 2012 to 109 days at the end of the third quarter of fiscal 2013 as a result of cost of sales remaining flat while inventory decreased by 9% for the same period.
Current liabilities decreased to $491.8 million at August 3, 2013, a decrease of $33.3 million, or 6%, from $525.1 million at the end of fiscal 2012. This decrease was primarily due to a decrease in accrued liabilities as a result of lower variable compensation expense accruals and a decrease in the current portion of long term debt that related to the $145 million term loan facility, which we repaid in the first quarter of fiscal 2013. These decreases were partially offset by an increase in deferred income on shipments to distributors, net, which is more fully described below.
As of August 3, 2013 and November 3, 2012, we had gross deferred revenue of $326.2 million and $299.0 million, respectively, and gross deferred cost of sales of $67.2 million and $60.5 million, respectively. Deferred income on shipments to distributors increased in the first nine months of fiscal 2013 primarily as a result of a mix shift in favor of higher margin products sold into the channel. Sales to distributors are made under agreements that allow distributors to receive price-adjustment credits and to return qualifying products for credit, as determined by us, in order to reduce the amounts of slow-moving, discontinued or obsolete product from their inventory. Given the uncertainties associated with the levels of price-adjustment credits to be granted to distributors, the sales price to the distributors is not fixed or determinable until the distributors resell the products to their customers. Therefore, we defer revenue recognition from sales to distributors until the distributors have sold the products to their customers. The amount of price-adjustments is dependent on future overall market conditions, and therefore the levels of these adjustments could fluctuate significantly from period to period. To the extent that we experience a significant increase in the amount of credits we issue to our distributors, there could be a material impact on the ultimate revenue and gross margin recognized relating to these transactions.
Debt
As of August 3, 2013, we had $872.1 million in principal outstanding on our long term debt. Our debt obligations consist of the following:
$375.0 million aggregate principal amount of 3.0% senior unsecured notes
On April 4, 2011, we issued $375.0 million aggregate principal amount of 3.0% senior unsecured notes due April 15, 2016 (the 3.0% Notes) with semi-annual fixed interest payments due on April 15 and October 15 of each year, commencing October 15, 2011.
$500.0 million aggregate principal amount of 2.875% senior unsecured notes
On June 3, 2013, we issued $500.0 million aggregate principal amount of 2.875% senior unsecured notes due June 1, 2023 (the 2023 Notes) with semi-annual fixed interest payments due on June 1 and December 1 of each year, commencing December 1, 2013.
The indentures governing the 3.0% Notes and the 2023 Notes contain covenants that may limit our ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of our assets to, any other party. As of August 3, 2013, we were compliant with these covenants. See Note 14, Debt, of the Notes to our Condensed Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q for further information on our outstanding debt.
Revolving Credit Facility

During December 2012, we terminated our five-year, $165.0 million unsecured revolving credit facility with certain institutional lenders entered into in May 2008. On December 19, 2012, we entered into a five-year, $500.0 million senior unsecured revolving credit facility with certain institutional lenders. To date, we have not borrowed under this credit facility but we may borrow in the future and use the proceeds for repayment of existing indebtedness, stock repurchases, acquisitions, capital expenditures, working capital and other lawful corporate purposes. The terms of the facility impose restrictions on our ability to undertake certain transactions, to create certain liens on assets and to incur certain subsidiary indebtedness. In addition, the credit agreement contains a consolidated leverage ratio covenant of total consolidated funded debt to consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) of not greater than 3.0 to 1.0. As of August 3, 2013, we were compliant with these covenants.
$145.0 Million Term Loan Facility
On December 22, 2010, Analog Devices Holdings B.V., our wholly owned subsidiary, entered into a credit agreement with Bank of America, N.A., London Branch as administrative agent. The borrower's obligations were guaranteed by us. The credit agreement provided for a $145.0 million term loan facility, which was set to mature on December 22, 2013. During the first quarter of fiscal 2013, we repaid the remaining outstanding principal balance on the loan of $60.1 million and the credit agreement was terminated.
$375.0 Million Aggregate Principal Amount of 5.0% Senior Unsecured Notes
During the third quarter of fiscal 2013, we redeemed our outstanding 5.0% Notes which were due on July 1, 2014. The redemption price was 104.744% of the principal amount of the notes. We recognized a net loss on debt extinguishment of approximately $10.2 million recorded in other, net expense within non-operating (income) expense. The loss was comprised of the make-whole premium of $17.8 million paid to bondholders on the 5.0% Notes in accordance with the terms of the notes, the recognition of the remaining $8.6 million of unamortized proceeds received from the termination of the interest rate swap associated with the debt, and the write off of approximately $1.0 million of debt issuance and discount costs that remained to be amortized. The write off of the remaining unamortized portion of debt issuance costs, discount and swap proceeds are reflected in our condensed consolidated statements of cash flows within operating activities, and the make-whole premium is reflected within financing activities.
Stock Repurchase Program
Our common stock repurchase program has been in place since August 2004. In the aggregate, our Board of Directors has authorized us to repurchase $5.0 billion of our common stock under the program. Under the program, we may repurchase outstanding shares of our common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized under the program. As of August 3, 2013, we had repurchased a total of approximately 129.2 million shares of our common stock for approximately $4,439.0 million under this program. As of August 3, 2013, an additional $561.0 million remains available for repurchase of shares under the current authorized program. The repurchased shares are held as authorized but unissued shares of common stock. We also from time to time repurchase shares in settlement of employee tax withholding obligations due upon the vesting of restricted stock units or the exercise of stock options, or in certain limited circumstances to satisfy the exercise price of options granted to our employees under our equity compensation plans. Any future common stock repurchases will be based on several factors, including our financial performance, outlook, liquidity and the amount of cash we have available in the United States.
Capital Expenditures
Net additions to property, plant and equipment were $74.5 million in the first nine months of fiscal 2013 and were funded with a combination of cash on hand and cash generated from operations. We expect capital expenditures for manufacturing and engineering capabilities of approximately $113 million and international facility expansions of approximately $12 million for fiscal 2013. These capital expenditures will be funded with a combination of cash on hand and cash generated from operations.
Dividends
On August 19, 2013, our Board of Directors declared a cash dividend of $0.34 per outstanding share of common stock. The dividend will be paid on September 11, 2013 to all shareholders of record at the close of business on August 30, 2013 and is expected to total approximately $105.6 million. We currently expect quarterly dividends to continue at $0.34 per share, although they remain subject to determination and declaration by our Board of Directors. The payment of future dividends, if any, will be based on several factors, including our financial performance, outlook and liquidity.

Contractual Obligations

In the first quarter of fiscal 2013, we repaid the remaining outstanding principal balance of $60.1 million on our $145.0 million term loan and in the third quarter of fiscal 2013, we redeemed the 5.0% Notes. As a result of the repayments, the amounts previously reflected as “Debt obligations” and the associated interest amounts reflected as "Interest payments associated with long-term debt obligations" in the contractual obligations table contained in the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended November 3, 2012 decreased by approximately $435.1 million and $38.4 million, respectively.

In the third quarter of fiscal 2013, on June 3, 2013, we issued $500.0 million aggregate principal amount of 2.875% senior unsecured notes due June 1, 2023 (the 2023 Notes) with semi-annual fixed interest payments due on June 1 and December 1 of each year, commencing December 1, 2013. Prior to issuing the 2023 Notes, on April 24, 2013, we entered into a treasury rate lock agreement with Bank of America. This agreement allowed us to lock a 10-year US Treasury rate of 1.7845% through June 14, 2013 for our anticipated issuance of the 2023 Notes. Upon issuing the 2023 Notes, we simultaneously terminated the treasury rate lock agreement resulting in a gain of approximately $11.0 million. This gain will be amortized into interest expense over the 10-year term of the 2023 Notes.

Assuming the debt obligation is held to maturity, the following amounts will be due under the debt agreements and were not previously reflected in the contractual obligations table contained in the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended November 3, 2012:

		Payment due by period
		Less than			More than
(thousands)	Total	1 Year	1-3 Years	3-5 Years	5 Years
Contractual obligations:
Long-term debt obligations	$500,000	$—	$—	$—	$500,000
Interest payments associated with long-term debt obligations (a)	$143,670	$14,295	$28,750	$28,750	$71,875
_____________________

(a)	The interest payments will be partially offset by the amortization of the $11.0 million gain on the treasury rate lock agreement over the 10-year term of the 2023 Notes.

There have not been any other material changes during the first nine months of fiscal 2013 to the amounts presented in the table summarizing our contractual obligations included in our Annual Report on Form 10-K for the fiscal year ended November 3, 2012.

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

Critical Accounting Policies and Estimates
There were no material changes in the first nine months of fiscal 2013 to the information provided under the heading “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the fiscal year ended November 3, 2012.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
On June 3, 2013, we issued for purposes other than trading purposes $500.0 million aggregate principal amount of 2.875% senior unsecured notes due June 1, 2023 with semi-annual fixed interest payments due on June 1 and December 1 of each year, commencing December 1, 2013.

As of August 3, 2013, a hypothetical 100 basis point increase in market interest rates would reduce the fair value of our outstanding $375 million 3% senior unsecured notes by approximately $10.0 million. As of August 3, 2013, a similar increase in market interest rates would reduce the fair value of our $500 million 2.875% senior unsecured notes by approximately $38.0 million.
There were no other material changes in the first nine months of fiscal 2013 to the information provided under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” set forth in our Annual Report on Form 10-K for the fiscal year ended November 3, 2012.

ITEM 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of August 3, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of August 3, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in Internal Control over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended August 3, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We have significant operations and manufacturing facilities outside the United States, including in Ireland and the Philippines. Approximately 69% of our revenue is derived from customers in international markets. Although we engage in hedging transactions to reduce our exposure to currency exchange rate fluctuations, there can be no assurance that our competitive position will not be adversely affected by changes in the exchange rate of the United States dollar against other currencies. Potential interest rate increases, as well as high energy costs, could have an adverse impact on industrial and consumer spending patterns and could adversely impact demand for our products. At August 3, 2013, our principal source of liquidity was $4,450.3 million of cash and cash equivalents and short-term investments, of which approximately $1,322.3 million was held in the United States and the remaining balance was held outside the United States in various foreign subsidiaries. As we intend to reinvest our foreign earnings indefinitely, this cash held outside the United States is not readily available to meet our cash requirements in the United States. We require a substantial amount of cash in the United States for operating requirements, stock repurchases, cash dividends and acquisitions. If we are unable to address our U.S. cash requirements through operations, through borrowings under our current credit facility, through future debt or equity offerings or from other sources of cash obtained at an acceptable cost, it may be necessary for us to consider repatriation of earnings that are permanently reinvested, and we may be required to pay additional taxes under current tax laws, which could have a material effect on our results of operations and financial condition.
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
If we are unable to generate sufficient cash flow, we may not be able to service our debt obligations, including making payments on our outstanding senior unsecured notes.
In April 2011, we issued in a public offering $375.0 million aggregate principal amount of 3.0% senior unsecured notes due April 15, 2016. In June 2013, we issued in a public offering $500.0 million aggregate principal amount of 2.875% senior unsecured notes due June 1, 2023. Our ability to make payments of principal and interest on our indebtedness when due depends upon our future performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors affecting our consolidated operations, many of which are beyond our control. If we are unable to generate sufficient cash flow from operations in the future to service our outstanding debt, we may be required to, among other things:

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
Our current revolving credit facility and our outstanding senior unsecured notes impose, and future debt instruments to which we may become subject may impose, restrictions that limit our ability to engage in activities that could otherwise benefit our company, including to undertake certain transactions, to create certain liens on our assets and to incur certain subsidiary indebtedness. Our ability to comply with these financial restrictions and covenants is dependent on our future performance, which is subject to prevailing economic conditions and other factors, including factors that are beyond our control such as foreign exchange rates, interest rates, changes in technology and changes in the level of competition. In addition, our revolving credit facility requires us to maintain compliance with specified financial ratios. If we breach any of the covenants under our revolving credit facility or the indenture governing our outstanding notes and do not obtain appropriate waivers, then, subject to applicable cure periods, our outstanding indebtedness thereunder could be declared immediately due and payable.
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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
May 5, 2013 through June 1, 2013	3,532	$46.69	—	$560,974,387
June 2, 2013 through June 29, 2013	921	$45.95	—	$560,974,387
June 30, 2013 through August 3, 2013	1,362	$48.40	—	$560,974,387
Total	5,815	$46.97	—	$560,974,387

(a)	Consists of 5,815 shares withheld by us from employees to satisfy employee tax obligations upon vesting of restricted stock units granted to our employees under our equity compensation plans.

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

ANALOG DEVICES, INC.

Date: August 20, 2013	By:	/S/ VINCENT T. ROCHE
Vincent T. Roche
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 20, 2013	By:	/S/ DAVID A. ZINSNER
David A. Zinsner
Vice President, Finance
and Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
1.1
Underwriting Agreement, dated May 22, 2013, among Analog Devices, Inc. and J.P. Morgan Securities LLC, Credit Suisse Securities (USA) LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several underwriters named therein, filed as exhibit 1.1 to the Company's Current Report on Form 8-K (File No. 1-7819), filed with the Commission on May 24, 2013 and incorporated herein by reference.

4.1
Indenture, dated as of June 3, 2013, between Analog Devices, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, filed as exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 1-7819), filed with the Commission on June 3, 2013 and incorporated herein by reference.

4.2
Supplemental Indenture, dated as of June 3, 2013, between Analog Devices, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, filed as exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 1-7819), filed with the Commission on June 3, 2013 and incorporated herein by reference.

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
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and nine months ended August 3, 2013 and August 4, 2012, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended August 3, 2013 and August 4, 2012, (iii) Condensed Consolidated Balance Sheets at August 3, 2013 and November 3, 2012, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended August 3, 2013 and August 4, 2012 and (v) Notes to Condensed Consolidated Financial Statements for the three and nine months ended August 3, 2013.