Form 10-K
period 2013-11-02
ANALOG DEVICES INC
filed 2013-11-26
CIK 6281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 2, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐     NO ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $12,124,000,000 based on the last reported sale of the Common Stock on The NASDAQ Global Select Market on May 4, 2013. Shares of voting and non-voting stock beneficially owned by executive officers, directors and holders of more than 5% of the outstanding stock have been excluded from this calculation because such persons or institutions may be deemed affiliates. This determination of affiliate status is not a conclusive determination for other purposes.
As of November 2, 2013, there were 311,045,084 shares of Common Stock, $0.16 2/3 par value per share, outstanding.
Documents Incorporated by Reference

Document Description	Form 10-K Part
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held March 12, 2014	III

Note About Forward-Looking Statements
This Annual Report on Form 10-K, including in particular the section entitled “Outlook,” contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbor created under the Private Securities Litigation Reform Act of 1995 and other safe harbors under the Securities Act of 1933 and the Securities Exchange Act of 1934. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may” and "will," and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections regarding our future financial performance; our anticipated growth and trends in our businesses; our future capital needs and capital expenditures; our future market position and expected competitive changes in the marketplace for our products; our ability to pay dividends or repurchase stock; our ability to service our outstanding debt; our expected tax rate; the effect of new accounting pronouncements; and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified in Part I, Item 1A. "Risk Factors" and elsewhere in our Annual Report on Form 10-K. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements except to the extent required by law.

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

Organizational Structure
The organization is viewed based upon the products manufactured and the end markets served. The product group is focused on core technology development and leadership in converters, amplifiers and RF, MEMS, power management, and DSP. The end market-focused organization is dedicated to understanding, selecting, and resourcing initiatives that are more customized to a particular market or application. The focus of this team is to apply the full expanse of our broad technology portfolio to more integrated and targeted product strategies for the industrial, automotive, consumer, and communications markets. The end market group includes our sales organization.
These two groups collaborate at all levels. Our product group develops key technology for use by the end market groups, which apply these technologies to specific applications. Equally important, the applications expertise within each end market group is used to enhance and direct core technology development by our product group.
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
We produce and market several thousand products and operate in one reportable segment based on the aggregation of five operating segments. Our ten highest revenue products, in the aggregate, accounted for approximately 9% of our revenue for fiscal 2013. A breakdown of our fiscal 2013 revenue by product category follows.

Percent of
Fiscal 2013
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
Other Analog — Also within our analog technology portfolio are products that are based on MEMS technology. This technology enables us to build extremely small sensors that incorporate an electromechanical structure and the supporting analog circuitry for conditioning signals obtained from the sensing element. Our MEMS product portfolio includes accelerometers used to sense acceleration, gyroscopes used to sense rotation and inertial measurement units used to sense multiple degrees of freedom combining multiple sensing types along multiple axes. The majority of our current revenue from MEMS products is derived from the automotive end market. The consumer and, to a lesser extent, the industrial end markets, accounted for the balance of revenue from MEMS products in fiscal year 2013. In addition to our MEMS products, our other analog product category includes isolators that enable designers to implement isolation in designs without the cost, size, power, performance, and reliability constraints found with optocouplers. Our isolators have been designed into hundreds of applications, such as universal serial bus isolation in patient monitors, where it allows hospitals and physicians to adopt the latest advances in computer technology to supervise patient health and wirelessly transmit medical records. In smart metering applications, our isolators provide reliable electrostatic discharge performance that helps reduce meter tampering. Likewise, in satellites, where any malfunction can be catastrophic, our isolators help protect the power system while enabling designers to achieve small form factors.
Power Management & Reference — Power management & reference products make up the balance of our analog sales. Those products, which include functions such as power conversion, driver monitoring, sequencing and energy management, are developed to complement analog signal chain components across core market segments from micro power, energy-sensitive battery applications to efficient, high performance power systems in infrastructure and industrial applications.
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

Markets and Applications
The breakdown of our fiscal 2013 revenue by end market is set out in the table below.

Percent of
Fiscal 2013
End Market	Revenue*
Industrial	46%
Automotive	18%
Consumer	15%
Communications	20%
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
Automotive — We develop differentiated high performance signal processing solutions that enable sophisticated automotive systems to be greener, safer and more comfortable. Through collaboration with manufacturers worldwide, ADI has achieved significant market share through a broad portfolio of analog, digital and MEMS ICs that increase fuel efficiency, enhance vehicle stability and improve the audio/video experience of passengers. Specifically, we have developed products used in applications such as:

Green		Safety		Comfort
•	Hybrid electric / electric vehicles	•	Crash sensors in airbag systems	•	Car audio amplifiers
•	Intelligent battery sensors	•	Electronic stability systems	•	Head unit solutions
•	Battery monitoring and management systems	•	Advanced driver assistance systems (RADAR/Vision)	•	Rear seat entertainment systems
		•	Vehicle dynamic control systems
Consumer — To address the market demand for digital entertainment systems and the consumer demand for high quality voice transmissions, music, movies and photographs with a high degree of interactivity, we have developed analog and digital solutions that meet the rigorous cost and time-to-market requirements of the consumer electronics market. The emergence of high-performance, feature-rich consumer products has created a market for our high-performance ICs with a high level of specific functionality. These products include:

• Digital cameras	• High-performance audio/video equipment
• High-definition televisions and DVD recorders/players	• Portable media devices (smart phones, tablets and cellular handsets)
• Home theater systems	• Computers
Communications — The development of broadband, wireless and internet infrastructures around the world has created an important market for our communications products. Communications technology involves the acquisition of analog signals that are converted from analog to digital and digital to analog form during the process of transmitting and receiving data. The need for higher speed and reduced power consumption, coupled with more reliable, bandwidth-efficient communications, creates demand for our products, which are used in the full spectrum of signal processing for internet protocol, video streaming and voice communication. In wireless and broadband communication applications, our products are incorporated into:

•	Cellular basestation equipment	•	Wired networking equipment
•	Wireless backhaul systems	•	Satellite systems
See Note 4 in the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for further information about our products by category and end market.
Research and Development
Our markets are characterized by rapid technological changes and advances. Accordingly, we make substantial investments in the design and development of new products and manufacturing processes, and the improvement of existing products and manufacturing processes. We spent approximately $513 million during fiscal 2013 on the design, development and improvement of new and existing products and manufacturing processes, compared to approximately $512 million during fiscal 2012 and approximately $506 million during fiscal 2011.

Our research and development strategy focuses on building technical leadership in core technologies of converters, amplifiers and RF, MEMS, power management, and DSP. In support of our research and development activities, we employ thousands of engineers involved in product and manufacturing process development throughout the world.
Patents and Other Intellectual Property Rights
We seek to establish and maintain our proprietary rights in our technology and products through the use of patents, copyrights, mask works, trademarks and trade secrets. We have a program to file applications for and obtain patents, copyrights, mask works and trademarks in the United States and in selected foreign countries where we believe filing for such protection is appropriate. We also seek to maintain our trade secrets and confidential information by nondisclosure policies and through the use of appropriate confidentiality agreements. We have obtained a substantial number of patents and trademarks in the United States and in other countries. As of November 2, 2013, we held approximately 1,950 U.S. patents and approximately 700 non-provisional pending U.S. patent applications with expiration dates ranging from 2013 through 2033. There can be no assurance, however, that the rights obtained can be successfully enforced against infringing products in every jurisdiction. While our patents, copyrights, mask works, trademarks and trade secrets provide some advantage and protection, we believe our competitive position and future success is largely determined by such factors as the system and application knowledge, innovative skills, technological expertise and management ability and experience of our personnel; the range and success of new products being developed by us; our market brand recognition and ongoing marketing efforts; and customer service and technical support. It is generally our policy to seek patent protection for significant inventions that may be patented, though we may elect, in certain cases, not to seek patent protection even for significant inventions, if we determine other protection, such as maintaining the invention as a trade secret, to be more advantageous. We also have trademarks that are used in the conduct of our business to distinguish genuine Analog Devices products and we maintain cooperative advertising programs to promote our brands and identify products containing genuine Analog Devices components.
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
We derived approximately 55% of our fiscal 2013 revenue from sales made through distributors. These distributors typically maintain an inventory of our products. Some of them also sell products that compete with our products, including those for which we are an alternate source. In all regions of the world, we defer revenue and the related cost of sales on shipments to distributors until the distributors resell the products to their customers. We make sales to distributors under agreements that allow distributors to receive price adjustment credits and to return qualifying products for credit, as determined by us, in order to reduce the amounts of slow-moving, discontinued or obsolete product from their inventory. These agreements limit such returns to a certain percentage of our shipments to that distributor during the prior quarter. In addition, distributors are allowed to return unsold products if we terminate the relationship with the distributor. Additional information relating to our sales to distributors is set forth in Note 2n in the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.
Segment Financial Information and Geographic Information
We operate and track our results in one reportable segment based on the aggregation of five operating segments.
Through subsidiaries and affiliates, we conduct business in numerous countries outside the United States. During fiscal 2013, we derived approximately 69% of our revenue from customers in international markets. Our international business is subject to risks customarily encountered in foreign operations, including fluctuations in foreign currency exchange rates and controls, import and export controls, and other laws, policies and regulations of foreign governments. Although we engage in hedging transactions to reduce our exposure to currency exchange rate fluctuations, our competitive position may be adversely affected by changes in the exchange rate of the United States dollar against other currencies.

Revenue by geographic region, based on the primary location of our customers' design activity for our products, for fiscal 2013 was as follow:

Percent of
Fiscal 2013
Geographic Area	Revenue
United States	31%
Rest of North/South America	4%
Europe	32%
Japan	11%
China	13%
Rest of Asia	9%
For further detail regarding revenue and financial information about our industry, segment and geographic areas, see our Consolidated Financial Statements and Note 4 in the related Notes contained in Item 8 of this Annual Report on Form 10-K.
Customers
We have tens of thousands of customers worldwide. No sales to an individual customer accounted for more than 10% of fiscal year 2013, 2012, or 2011 revenue. These customers use hundreds of different types of our products in a wide range of applications spanning the industrial, automotive, consumer and communication markets. Our largest single customer, excluding distributors, represented approximately 4% of our fiscal 2013 revenue. Our 20 largest customers, excluding distributors, accounted for approximately 34% of our fiscal 2013 revenue.
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
Capital spending was approximately $123 million in fiscal 2013, compared with approximately $132 million in fiscal 2012. We expect capital expenditures for fiscal 2014 to be approximately $150 million, of which about two-thirds relates to ongoing capital spending, and about one-third relates to capital spending for a new building we are constructing on our campus in Ireland.
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
Backlog
Backlog at the end of fiscal 2013 was approximately $345 million, down from approximately $357 million at the end of fiscal 2012. We define backlog as of a particular date to mean firm orders from a customer or distributor with a requested delivery date within thirteen weeks. Backlog is impacted by the tendency of customers to rely on shorter lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog and, in some instances, we may not have manufacturing capacity sufficient to fulfill all orders. As is customary in the semiconductor industry, we allow most orders to be cancelled or deliveries to be delayed by customers without significant penalty. Accordingly, we believe that our backlog at any time should not be used as an indication of our future revenue.
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
Government Contracts
We estimate that approximately 3% of our fiscal 2013 revenue was attributable to sales to the U.S. government and U.S. government contractors and subcontractors. Our government contract business is predominantly in the form of negotiated, firm, fixed-price subcontracts. Most of these contracts and subcontracts contain standard provisions relating to termination at the election of the U.S. government.
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
On October 31, 2013, we completed the sale of the assets and intellectual property related to our microphone product line to InvenSense, Inc. (InvenSense). We received $100.0 million in cash for the assets and intellectual property at the closing. In addition, we have agreed to provide InvenSense with various transition services subsequent to the closing. We may receive additional cash payments, not to exceed $70.0 million, based on the achievement of certain revenue milestones through the first anniversary of the closing date.
Additional information relating to our acquisition and divestiture activities during fiscal years 2013, 2012 and 2011 is set forth in Note 2u, Note 6 and Note 17 of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.
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
We compete with a number of semiconductor companies in markets that are highly competitive. Our competitors include but are not limited to:

• Broadcom Corporation	• Microchip Technology, Inc.
• Freescale Semiconductor, Inc.	• NXP Semiconductors
• Infineon Technologies	• ST Microelectronics
• Intersil Corporation	• Silicon Laboratories, Inc.
• Linear Technology Corporation	• Texas Instruments, Inc.
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
Our management systems are certified to ISO 14001, OHSAS 18001, ISO 9001 and TS16949. We are a member of the Electronic Industry Citizenship Coalition (EICC). Our Sustainability Report, first published in 2009, states our commitment to consuming less energy and applying fair labor standards, among other things. We are not including the information contained in our Sustainability Report in, or incorporating it by reference into this Annual Report on Form 10-K.
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
Employees
As of November 2, 2013, we employed approximately 9,100 individuals worldwide. Our future success depends in large part on the continued service of our key technical and senior management personnel, and on our ability to continue to attract, retain and motivate qualified employees, particularly those highly-skilled design, process, test and applications engineers involved in the design, support and manufacture of new and existing products and processes. We believe that relations with our employees are good; however, the competition for such personnel is intense, and the loss of key personnel could have a material adverse impact on our results of operations and financial condition.

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
The semiconductor industry is characterized by frequent claims and litigation involving patent and other intellectual property rights, including claims arising under our contractual obligations to indemnify our customers. Other companies or individuals have obtained patents covering a variety of semiconductor designs and processes, and we might be required to obtain licenses under some of these patents or be precluded from making and selling infringing products, if those patents are found to be valid and infringed by us. In the event a third party makes a valid intellectual property claim against us and a license is not available to us on commercially reasonable terms, or at all, we could be forced either to redesign or to stop production of products incorporating that intellectual property, and our operating results could be materially and adversely affected. Litigation may be necessary to enforce our patents or other of our intellectual property rights or to defend us against claims of infringement, and this litigation could be costly and divert the attention of our key personnel. We could be subject to indemnity, warranty or product liability claims that could lead to significant costs and expenses as we defend those claims or pay damage awards. There can be no assurance that we are adequately insured to protect against all claims and potential liabilities. We may incur costs and expenses relating to a recall of our customers’ products due to an alleged failure of components we supply. An adverse outcome in litigation could have a material adverse effect on our financial position or on our operating results or cash flows in the period in which the litigation is resolved.
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
We have significant operations and manufacturing facilities outside the United States, including in Ireland and the Philippines. Approximately 69% of our revenue is derived from customers in international markets. Although we engage in hedging transactions to reduce our exposure to currency exchange rate fluctuations, there can be no assurance that our competitive position will not be adversely affected by changes in the exchange rate of the United States dollar against other currencies. Potential interest rate increases, as well as high energy costs, could have an adverse impact on industrial and consumer spending patterns and could adversely impact demand for our products. At November 2, 2013, our principal source of liquidity was $4,682.9 million of cash and cash equivalents and short-term investments, of which approximately $1,318.9 million was held in the United States and the remaining balance was held outside the United States in various foreign subsidiaries. As we intend to reinvest our foreign earnings indefinitely, this cash held outside the United States is not readily available to meet our cash requirements in the United States. We require a substantial amount of cash in the United States for operating requirements, stock repurchases, cash dividends and acquisitions. If we are unable to address our U.S. cash requirements through operations, through borrowings under our current credit facility, through future debt or equity offerings or from other sources of cash obtained at an acceptable cost, it may be necessary for us to consider repatriation of earnings that are permanently reinvested, and we may be required to pay additional taxes under current tax laws, which could have a material effect on our results of operations and financial condition.
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
Compliance with new “conflict minerals” rules recently promulgated by the Securities and Exchange Commission will result in increased costs related to investigations to determine the sources of raw materials used in our products, and to any resulting changes to products, processes or sources of supply. The implementation of these rules could also adversely affect the sourcing, supply and pricing of materials used in our products. New climate change laws and regulations could require us to change our manufacturing processes or obtain substitute materials that may cost more or be less available for our manufacturing operations. In addition, new restrictions on emissions of carbon dioxide or other greenhouse gases could result in significant costs for us. The Commonwealth of Massachusetts has adopted greenhouse gas regulations, and the U.S. Congress may pass federal greenhouse gas legislation in the future. The U.S. Environmental Protection Agency (EPA) has issued greenhouse gas reporting regulations that may apply to certain of our operations. The EPA is developing other climate change-based regulations, as are certain states, that also may increase our expenses and adversely affect our operating results. We expect increased worldwide regulatory activity relating to climate change in the future. Compliance with these laws and regulations has not had a material impact on our capital expenditures, earnings, financial condition or competitive position. There is no assurance that the cost to comply with current or future EHS laws and regulations will not exceed our estimates or adversely affect our financial condition or results of operations. Additionally, any failure by us to comply with applicable EHS requirements or contractual obligations could result in penalties, civil and criminal fines, suspension of or changes to production, legal liability and damage to our reputation.
If we are unable to generate sufficient cash flow, we may not be able to service our debt obligations, including making payments on our outstanding senior unsecured notes.
In April 2011, we issued in a public offering $375.0 million aggregate principal amount of 3.0% senior unsecured notes due April 15, 2016 (the 2016 Notes). In June 2013, we issued in a public offering $500.0 million aggregate principal amount of 2.875% senior unsecured notes due June 1, 2023 (the 2023 Notes and together with the 2016 Notes, the Notes). Our ability to make payments of principal and interest on our indebtedness when due depends upon our future performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors affecting our consolidated operations, many of which are beyond our control. If we are unable to generate sufficient cash flow from operations in the future to service our outstanding debt, we may be required to, among other things:

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
Our corporate headquarters is located in Norwood, Massachusetts. Manufacturing and other operations are conducted in several locations worldwide. The following tables provide certain information about our principal general offices and manufacturing facilities:

Principal Properties		Approximate
Owned:	Use	Total Sq. Ft.
Wilmington, MA	Wafer fabrication, testing, engineering, marketing and administrative offices	586,000 sq. ft.
Cavite, Philippines	Wafer probe and testing, warehouse, engineering and administrative offices	605,000 sq. ft.
Limerick, Ireland	Wafer fabrication, wafer probe and testing, engineering and administrative offices	351,500 sq. ft.
Greensboro, NC	Product testing, engineering and administrative offices	99,000 sq. ft.
San Jose, CA	Engineering, administrative offices	77,000 sq. ft.

Principal			Lease
Properties		Approximate	Termination
Leased:	Use	Total Sq. Ft.	(fiscal year)	Renewals

Norwood, MA	Corporate headquarters, engineering, components testing, sales and marketing offices	130,000 sq. ft.	2017	2, five-yr. periods
Bangalore, India	Engineering	75,000 sq. ft.	2018	1, five-yr. period
Greensboro, NC	Engineering and administrative offices	51,000 sq. ft.	2018	2, three-yr. periods
Shanghai, China	Engineering	59,000 sq. ft.	2018	2, 1 two-yr. period, 1 three-yr. period
Tokyo, Japan	Engineering	36,400 sq. ft.	2014	1, two-yr. period
Beijing, China	Engineering	33,000 sq. ft.	2014	1, two-yr. period
In addition to the principal leased properties listed in the above table, we also lease sales offices and other premises at 18 locations in the United States and 48 locations internationally under operating lease agreements. These leases expire at various dates through the year 2020. We do not anticipate experiencing significant difficulty in retaining occupancy of any of our manufacturing, office or sales facilities through lease renewals prior to expiration or through month-to-month occupancy, or in replacing them with equivalent facilities. For information concerning our obligations under all operating leases see Note 11 in the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

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

Executive Officer	Age	Position(s)	Business Experience
Vincent Roche	53	President and Chief Executive Officer
Chief Executive Officer since May 2013; President since November 2012; Vice President, Strategic Segments Group and Global Sales from October 2009 to November 2012; Vice President, Worldwide Sales from March 2001 to October 2009; Vice President and General Manager, Silicon Valley Business Units and Computer & Networking from 1999 to March 2001; Product Line Director from 1995 to 1999; Product Marketing Manager from 1988 to 1995.

David A. Zinsner	44	Vice President, Finance and Chief Financial Officer
Vice President, Finance and Chief Financial Officer since January 2009; Senior Vice President and Chief Financial Officer Intersil Corporation from 2005 to December 2008; Corporate Controller and Treasurer Intersil Corporation from 2000 to 2005. Corporate Treasurer Intersil Corporation from 1999 to 2000.

Samuel H. Fuller	67	Vice President, Research and Development and Chief Technology Officer
Vice President, Research and Development since March 1998; Chief Technology Officer since March 2006; Vice President of Research and Chief Scientist of Digital Equipment Corp. from 1983 to 1998 and Engineering Manager of the VAX Architecture Group of Digital Equipment Corp. from 1978 to 1983.

Robert R. Marshall	59	Vice President, Worldwide Manufacturing
Vice President, Worldwide Manufacturing since February 1994; Vice President, Manufacturing, Limerick Site, Analog Devices, B.V. - Limerick, Ireland from November 1991 to February 1994; Plant Manager, Analog Devices, B.V. - Limerick, Ireland from January 1991 to November 1991.

William Matson	54	Vice President, Human Resources
Vice President, Human Resources since November 2006; Chief Human Resource Officer of Lenovo from January 2005 to June 2006; General Manager of IBM Business Transformation Outsourcing from September 2003 to April 2005; Vice President, Human Resources of IBM Asia Pacific Region from December 1999 to September 2003.

Robert McAdam	62	Executive Vice President, Strategic Business Segments Group
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

Executive Officer	Age	Position(s)	Business Experience
Richard Meaney	56	Vice President, Products and Technologies Group
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

Margaret K. Seif	52	Vice President, General Counsel and Secretary
Vice President, General Counsel and Secretary since January 2006; Senior Vice President, General Counsel and Secretary of RSA Security Inc. from January 2000 to November 2005; Vice President, General Counsel and Secretary of RSA Security Inc. from June 1998 to January 2000.

Thomas Wessel	46	Vice President, Worldwide Sales
Vice President, Worldwide Sales since March 2012; Vice President, Worldwide Automotive Segment from November 2009 to March 2012; Vice President, European Sales and Marketing from June 2008 to November 2009; Managing Director, European Sales and Marketing from June 2005 to June 2008.

Eileen Wynne	47	Vice President, Corporate Controller and Chief Accounting Officer	Vice President and Chief Accounting Officer since May 2013; Corporate Controller since April 2011; Assistant Corporate Controller from February 2004 to April 2011.
Robert Yung	51	Vice President, Corporate Development and Chief Strategy Officer
Vice President, Corporate Development and Chief Strategy Officer since December 2011; Executive Vice President and Chief Technology Officer, Tessera Technologies, Inc. from May 2009 to May 2011; Vice President and Chief Technology Officer of PMC-Sierra Inc., from September 2005 to May 2009.

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
High and Low Sales Prices of Common Stock

	Fiscal 2013		Fiscal 2012
Period	High	Low	High	Low
First Quarter	$44.74	$38.74	$40.38	$32.18
Second Quarter	$47.27	$41.81	$40.83	$36.95
Third Quarter	$50.00	$43.86	$39.94	$34.25
Fourth Quarter	$49.79	$45.28	$41.79	$37.82
Dividends Declared Per Outstanding Share of Common Stock
In fiscal 2013 and fiscal 2012, we paid a cash dividend in each quarter as follows:

Period	Fiscal 2013	Fiscal 2012
First Quarter	$0.30	$0.25
Second Quarter	$0.34	$0.30
Third Quarter	$0.34	$0.30
Fourth Quarter	$0.34	$0.30
During the first quarter of fiscal 2014, on November 25, 2013, our Board of Directors declared a cash dividend of $0.34 per outstanding share of common stock. The dividend will be paid on December 17, 2013 to all shareholders of record at the close of business on December 6, 2013. The payment of future dividends, if any, will be based on several factors including our financial performance, outlook and liquidity.
Information regarding our equity compensation plans and the securities authorized for issuance thereunder is set forth in Item 12 below.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
August 4, 2013 through August 31, 2013	576	$48.31	—	$560,974,387
September 1, 2013 through September 28, 2013	86,773	$47.34	84,500	$556,976,413
September 29, 2013 through November 2, 2013	829,172	$46.64	828,100	$518,353,105
Total	916,521	$46.71	912,600	$518,353,105
_______________________________________

(a)	Includes 3,921 shares withheld by us from employees to satisfy employee tax obligations upon vesting of restricted stock units granted to our employees under our equity compensation plans.

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
The number of holders of record of our common stock at November 25, 2013 was 2,373. This number does not include shareholders for whom shares are held in a “nominee” or “street” name. On November 1, 2013, the last reported sales price of our common stock on The NASDAQ Global Select Market was $49.68 per share.
Comparative Stock Performance Graph
The following graph compares cumulative total shareholder return on our common stock since November 1, 2008 with the cumulative total return of the Standard & Poor’s (S&P) 500 Index and the S&P Semiconductors Index. This graph assumes the investment of $100 on November 1, 2008 in our common stock, the S&P 500 Index and the S&P Semiconductors Index and assumes all dividends are reinvested. Measurement points are the last trading day for each respective fiscal year.

ITEM 6. SELECTED FINANCIAL DATA
The following table includes selected financial data for each of our last five fiscal years.

(thousands, except per share amounts)	2013	2012	2011	2010	2009
Statement of Operations data:
Total revenue from continuing operations	$2,633,689	$2,701,142	$2,993,320	$2,761,503	$2,014,908
Income from continuing operations, net of tax	673,487	651,236	860,894	711,225	247,408
Total income from discontinued operations, net of tax	—	—	6,500	859	364
Net income	673,487	651,236	867,394	712,084	247,772
Income per share from continuing operations, net of tax:
Basic	2.19	2.18	2.88	2.39	0.85
Diluted	2.14	2.13	2.79	2.33	0.85
Net income per share
Basic	2.19	2.18	2.90	2.39	0.85
Diluted	2.14	2.13	2.81	2.33	0.85
Cash dividends declared per common share	1.32	1.15	0.94	0.84	0.80
Balance Sheet data:
Total assets	$6,381,750	$5,620,347	$5,277,635	$4,328,831	$3,369,407
Debt	$872,241	$821,598	$886,376	$400,635	$379,626

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (all tabular amounts in thousands except per share amounts)
During the first quarter of fiscal 2008, we sold our baseband chipset business and related support operations, which we refer to as the Baseband Chipset Business, to MediaTek Inc. The financial results of this business is presented as discontinued operations in the consolidated statements of income for all periods presented. Unless otherwise noted, this Management’s Discussion and Analysis relates only to financial results from continuing operations.
Results of Operations
Overview

	Fiscal Year			2013 over 2012		2012 over 2011
	2013	2012	2011	$ Change	% Change	$ Change	% Change
Revenue	$2,633,689	$2,701,142	$2,993,320	$(67,453)	(2)%	$(292,178)	(10)%
Gross Margin %	64.3%	64.5%	66.4%
Net income from Continuing Operations	$673,487	$651,236	$860,894	$22,251	3%	$(209,658)	(24)%
Net income from Continuing Operations as a % of Revenue	25.6%	24.1%	28.8%
Diluted EPS from Continuing Operations	$2.14	$2.13	$2.79	$0.01	—%	$(0.66)	(24)%
Diluted EPS	$2.14	$2.13	$2.81	$0.01	—%	$(0.68)	(24)%
Fiscal 2013 and fiscal 2011 were 52-week years. Fiscal 2012 was a 53-week year. The additional week in fiscal 2012 was included in the first quarter ended February 4, 2012.
The year-to-year revenue changes by end market and product category are more fully outlined below under Revenue Trends by End Market and Revenue Trends by Product Type.
During fiscal 2013, our revenue decreased 2% compared to fiscal 2012. Our diluted earnings per share from continuing operations increased to $2.14 in fiscal 2013 from $2.13 in fiscal 2012. Cash flow from operations in fiscal 2013 was $912.3 million, or 34.6% of revenue. The year-to-year decrease in revenue was primarily attributable to one less week of operations in fiscal 2013 as compared to fiscal 2012 and continued weakness in the global economic environment. We believe that our variable cost structure and continued efforts to manage production, inventory levels and expenses helped to mitigate the effect of the lower sales level on our earnings.

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

	2013			2012		2011
	Revenue	% of Total Product Revenue*	Y/Y%	Revenue	% of Total Product Revenue	Revenue	% of Total Product Revenue
Industrial	$1,219,798	46%	(2)%	$1,246,380	46%	$1,416,686	47%
Automotive	481,803	18%	4%	463,927	17%	418,419	14%
Consumer	403,649	15%	(13)%	464,103	17%	556,056	19%
Communications	528,439	20%	—%	526,732	20%	602,159	20%
Total Revenue	$2,633,689	100%	(2)%	$2,701,142	100%	$2,993,320	100%

*	The sum of the individual percentages do not equal the total due to rounding.
The year-to-year decrease in revenue in the industrial and consumer end markets in fiscal 2013 was primarily the result of a weak global economic environment and one less week of operations in fiscal 2013 as compared to fiscal 2012. Automotive end market revenue increased in fiscal 2013 primarily as a result of increasing electronic content in vehicles.
The year-to-year decrease in revenue in the industrial, consumer and communications end markets in fiscal 2012 was primarily the result of a broad-based decrease in demand in these end markets. Automotive end market revenue increased in fiscal 2012 primarily as a result of increasing electronic content in vehicles.

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

	2013			2012		2011
	Revenue	% of Total Product Revenue*	Y/Y%	Revenue	% of Total Product Revenue*	Revenue	% of Total Product Revenue
Converters	$1,180,072	45%	(1)%	$1,192,064	44%	$1,343,487	45%
Amplifiers/Radio frequency	682,759	26%	(2)%	697,687	26%	788,299	26%
Other analog	372,281	14%	(6)%	397,376	15%	410,323	14%
Subtotal analog signal processing	2,235,112	85%	(2)%	2,287,127	85%	2,542,109	85%
Power management & reference	172,920	7%	(5)%	182,134	7%	217,615	7%
Total analog products	$2,408,032	91%	(2)%	$2,469,261	91%	$2,759,724	92%
Digital signal processing	225,657	9%	(3)%	231,881	9%	233,596	8%
Total Revenue	$2,633,689	100%	(2)%	$2,701,142	100%	$2,993,320	100%
_____________________________________

*	The sum of the individual percentages do not equal the total due to rounding.
The year-to-year decrease in total revenue in fiscal 2013 as compared to fiscal 2012 was the result of one less week of operations in fiscal 2013 as compared to fiscal 2012 and a broad-based decrease in demand across most product type categories.
The year-to-year decrease in total revenue in fiscal 2012 as compared to fiscal 2011 was the result of a broad-based demand shift across all product categories.
Revenue Trends by Geographic Region
Revenue by geographic region, based upon the primary location of our customers' design activity for its products, for fiscal 2013, 2012 and 2011 was as follows.

				Change
	Fiscal Year			2013 over 2012		2012 over 2011
	2013	2012	2011	$ Change	% Change	$ Change	% Change
United States	$821,269	$818,653	$866,142	$2,616	—%	$(47,489)	(5)%
Rest of North and South America	99,215	114,133	144,585	(14,918)	(13)%	(30,452)	(21)%
Europe	840,585	852,668	967,417	(12,083)	(1)%	(114,749)	(12)%
Japan	292,804	333,558	398,587	(40,754)	(12)%	(65,029)	(16)%
China	349,575	341,196	360,594	8,379	2%	(19,398)	(5)%
Rest of Asia	230,241	240,934	255,995	(10,693)	(4)%	(15,061)	(6)%
Total Revenue	$2,633,689	$2,701,142	$2,993,320	$(67,453)	(2)%	$(292,178)	(10)%
In fiscal years 2013, 2012 and 2011, the predominant countries comprising “Rest of North and South America” are Canada and Mexico; the predominant countries comprising “Europe” are Germany, Sweden, France and the United Kingdom; and the predominant countries comprising “Rest of Asia” are Taiwan and South Korea.
On a regional basis, the year-over-year sales declines in Japan and Rest of Asia for fiscal 2013 were primarily the result of lower demand for products used in consumer applications. The year-over-year sales increase in China for fiscal 2013 was primarily the result of an increase in demand in the industrial end market.

Sales decreased in all regions in fiscal 2012 as compared to fiscal 2011 as a result of a broad-based decrease in demand.
Gross Margin

				Change
	Fiscal Year			2013 over 2012		2012 over 2011
	2013	2012	2011	$ Change	% Change	$ Change	% Change
Gross Margin	$1,692,411	$1,741,001	$1,986,541	$(48,590)	(3)%	$(245,540)	(12)%
Gross Margin %	64.3%	64.5%	66.4%
Gross margin percentage in fiscal 2013 decreased 20 basis points compared to fiscal 2012 primarily as a result of a slight mix shift in favor of lower margin products being sold.
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
Research and Development (R&D)

				Change
	Fiscal Year			2013 over 2012		2012 over 2011
	2013	2012	2011	$ Change	% Change	$ Change	% Change
R&D Expenses	$513,255	$512,003	$505,570	$1,252	—%	$6,433	1%
R&D Expenses as a % of Revenue	19.5%	19.0%	16.9%
R&D expenses remained flat in fiscal 2013 as compared to fiscal 2012 as increases in R&D employee salary and benefit expenses and other operational spending were offset by lower variable compensation expense linked to our overall profitability and revenue growth.
R&D expenses increased in fiscal 2012 as compared to fiscal 2011 as a result of annual salary increases that became effective during the second quarter of fiscal 2012 and a general increase in spending, partially offset by lower variable compensation expense linked to our overall profitability and revenue growth.
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
Selling, Marketing, General and Administrative (SMG&A)

				Change
	Fiscal Year			2013 over 2012		2012 over 2011
	2013	2012	2011	$ Change	% Change	$ Change	% Change
SMG&A Expenses	$396,233	$396,519	$406,707	$(286)	—%	$(10,188)	(3)%
SMG&A Expenses as a % of Revenue	15.0%	14.7%	13.6%
SMG&A expenses remained flat in fiscal 2013 as compared to fiscal 2012 as decreases in SMG&A employee salary and benefit expenses and variable compensation expense linked to our overall profitability and revenue growth were partially offset by increases in other operational spending. In addition, fiscal 2013 also included $6.3 million of stock-based compensation expense following the death of our CEO in the second quarter of fiscal 2013 due to the accelerated vesting of restricted stock units in accordance with the terms of his restricted stock unit agreement.

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
During fiscal 2012, we recorded special charges of approximately $8.4 million. The special charge included $7.9 million for severance and fringe benefit costs in accordance with our ongoing benefit plan or statutory requirements at foreign locations for 95 manufacturing, engineering and SMG&A employees; $0.1 million for contract termination costs; $0.2 million for lease obligation costs for facilities that we ceased using during the third quarter of fiscal 2012 and $0.2 million for the write-off of property, plant and equipment. This action resulted in annual savings in SMG&A expenses of approximately $12.0 million per year. We have terminated the employment of all employees associated with this action.
During fiscal 2013, we recorded special charges of approximately $29.8 million for severance and fringe benefit costs in accordance with our ongoing benefit plan or statutory requirements at foreign locations for 235 engineering and SMG&A employees. As of November 2, 2013, we employed 98 of the 235 employees included in this cost reduction action. These employees must continue to be employed by us until their employment is involuntarily terminated in order to receive the severance benefit. We estimate these actions will result in annual cost savings of approximately $32.6 million, once fully implemented, which will be used to make additional investments in products that we expect will drive revenue growth in the future.
Operating Income from Continuing Operations

				Change
	Fiscal Year			2013 over 2012		2012 over 2011
	2013	2012	2011	$ Change	% Change	$ Change	% Change
Operating income from Continuing Operations	$753,075	$824,048	$1,072,025	$(70,973)	(9)%	$(247,977)	(23)%
Operating income from Continuing Operations as a % of Revenue	28.6%	30.5%	35.8%
The year-over-year decrease in operating income from continuing operations in fiscal 2013 as compared to fiscal 2012 was primarily the result of a decrease in revenue of $67.5 million, a 20 basis point decrease in gross margin percentage, and an increase of $21.4 million in special charges as more fully described above under the heading Special Charges.
The year-over-year decrease in operating income from continuing operations in fiscal 2012 as compared to fiscal 2011 was primarily the result of a decrease in revenue of $292.2 million and a 190 basis point decrease in gross margin percentage.

Nonoperating (Income) Expense

				Change
	Fiscal Year			2013 over 2012	2012 over 2011
	2013	2012	2011	$ Change	$ Change
Interest expense	$27,102	$26,422	$19,146	$680	$7,276
Interest income	(12,753)	(14,448)	(9,060)	1,695	(5,388)
Other, net	(76,597)	(1,459)	492	(75,138)	(1,951)
Total nonoperating (income) expense	$(62,248)	$10,515	$10,578	$(72,763)	$(63)
The year-over-year increase in nonoperating income in fiscal 2013 as compared to fiscal 2012 was primarily the result of recognizing a gain of $85.4 million from the sale of a product line, as more fully described below under the heading Divestitures, partially offset by the net loss on extinguishment of debt of approximately $10.2 million in conjunction with the redemption of our $375 million aggregate principal amount of 5.0% senior unsecured notes in fiscal 2013 as more fully described below under the heading Liquidity and Capital Resources.
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
Provision for Income Taxes

				Change
	Fiscal Year			2013 over 2012		2012 over 2011
	2013	2012	2011	$ Change	% Change	$ Change	% Change
Provision for Income Taxes	$141,836	$162,297	$200,553	$(20,461)	(13)%	$(38,256)	(19)%
Effective Income Tax Rate	17.4%	19.9%	18.9%
Our effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where our income is earned.
The decrease in our effective tax rate for fiscal 2013 compared to fiscal 2012 was primarily due to income earned in lower tax rate jurisdictions as a result of an international tax restructuring effective January 1, 2013. In addition, our effective tax rate for fiscal 2013 was lower by approximately 3% as a result of various discrete items including the reinstatement of the U.S. federal research and development tax credit and the reversal of certain prior period tax liabilities. These decreases in our effective tax rate were partially offset by the recording of a tax reserve of $36.5 million related to one open tax matter related to Section 965 of the Internal Revenue Code which increased our effective tax rate by approximately 5% and the tax effect of the gain on the sale of a product line in fiscal 2013 which increased our effective tax rate by approximately 3%.
The increase in our effective tax rate for fiscal 2012 compared to fiscal 2011 was primarily due to the expiration of the U.S. federal research and development tax credit in December 2011.

Income from Continuing Operations, Net of Tax

				Change
	Fiscal Year			2013 over 2012		2012 over 2011
	2013	2012	2011	$ Change	% Change	$ Change	% Change
Income from Continuing Operations, net of tax	$673,487	$651,236	$860,894	$22,251	3%	$(209,658)	(24)%
Income from Continuing Operations, net of tax as a % of Revenue	25.6%	24.1%	28.8%
Diluted EPS from Continuing Operations	$2.14	$2.13	$2.79	$0.01	—%	$(0.66)	(24)%
The year-over-year increase in net income from continuing operations in fiscal 2013 from fiscal 2012 was primarily a result of the lower provision for income taxes and the $72.8 million increase in nonoperating income, partially offset by the $71.0 million decrease in operating income from continuing operations.
The year-over-year decrease in net income from continuing operations in fiscal 2012 from fiscal 2011 was primarily a result of the $248.0 million decrease in operating income from continuing operations partially offset by a lower provision for income taxes in fiscal 2012.
The impact of inflation and foreign currency exchange rate movement on our results of operations during the past three fiscal years has not been significant.
Discontinued Operations

	Fiscal Year
	2013	2012	2011
Total income from Discontinued Operations, net of tax	$—	$—	$6,500
Diluted earnings per share from Discontinued Operations	—	—	0.02
We sold our Baseband Chipset Business to MediaTek Inc. during the first quarter of fiscal 2008. Accordingly, the results of the operations of this business has been presented as discontinued operations within the consolidated financial statements. In fiscal 2011, additional proceeds of $10.0 million were released from escrow and $6.5 million net of tax was recorded as additional gain from the sale of discontinued operations.
Divestitures

On October 31, 2013, we completed the sale of the assets and intellectual property related to our microphone product line to InvenSense, Inc. (InvenSense). We received $100.0 million in cash for the assets and intellectual property and after providing for the write-off of inventory, fixed assets and other costs incurred to complete the transaction, recorded a net gain of $85.4 million in nonoperating income during fiscal 2013. We have agreed to provide InvenSense with various transition services subsequent to the closing. We may receive additional cash payments, not to exceed $70.0 million, based on the achievement of certain revenue milestones through the first anniversary of the closing date. The sale of the assets and intellectual property related to the microphone product line did not qualify as a discontinued operation as it did not meet the requirement to be considered a component of an entity.

Acquisitions
In fiscal 2012, we acquired privately-held Multigig, Inc. (Multigig) of San Jose, California. The acquisition of Multigig is expected to enhance our clocking capabilities in stand-alone and embedded applications and strengthen our high speed signal processing solutions. The acquisition-date fair value of the consideration transferred totaled $26.8 million, which consisted of $24.2 million in initial cash payments at closing and an additional $2.6 million subject to an indemnification holdback that was payable within 15 months of the transaction date. During the third quarter of fiscal 2012, we reduced this holdback amount by $0.1 million as a result of indemnification claims. During the third quarter of fiscal 2013, we paid the remaining $2.5 million due under the holdback. Our assessment of fair value of the tangible and intangible assets acquired and liabilities assumed was based on their estimated fair values at the date of acquisition, resulting in the recognition of $15.6 million of in-process research and development (IPR&D), $1.1 million of developed technology, $7.0 million of goodwill and $3.1 million of net deferred tax assets. The goodwill recognized is attributable to future technologies that have yet to be determined as well as the assembled workforce of Multigig. Future technologies do not meet the criteria for recognition separately from goodwill because they are a part of future development and growth of the business. None of the goodwill is expected to be deductible for tax purposes. During the fourth quarter of fiscal 2012, we finalized our purchase accounting for Multigig which resulted in adjustments of $0.4 million to deferred taxes and goodwill. In addition, we will be obligated to pay royalties to the Multigig employees on revenue recognized from the sale of certain Multigig products through the earlier of 5 years or the aggregate maximum payment of $1.0 million. Royalty payments to Multigig employees require post-acquisition services to be rendered and, as such, we will record these amounts as compensation expense in the related periods. As of November 2, 2013, no royalty payments have been made. We recognized $0.5 million of acquisition-related costs that were expensed in fiscal 2012, which were included in operating expenses in the consolidated statement of income.
In fiscal 2011, we acquired privately-held Lyric Semiconductor, Inc. (Lyric) of Cambridge, Massachusetts. The acquisition of Lyric gives us the potential to achieve significant improvement in power efficiency in mixed signal processing. The acquisition-date fair value of the consideration transferred totaled $27.8 million, which consisted of $14.0 million in initial cash payments at closing and contingent consideration of up to $13.8 million. The contingent consideration arrangement requires additional cash payments to the former equity holders of Lyric upon the achievement of certain technological and product development milestones payable during the period from June 2011 through June 2016. We estimated the fair value of the contingent consideration arrangement utilizing the income approach. Changes in the fair value of the contingent consideration subsequent to the acquisition date primarily driven by assumptions pertaining to the achievement of the defined milestones will be recognized in operating income in the period of the estimated fair value change. As of November 2, 2013, the Company had paid $8.0 million in contingent consideration. These payments are reflected in the statements of cash flows as cash used in financing activities related to the liability recognized at fair value as of the acquisition date and cash provided by operating activities related to the fair value adjustments previously recognized in earnings. The fair value of the tangible and intangible assets acquired and liabilities assumed was based on their estimated fair values at the date of acquisition, resulting in the recognition of $12.2 million of IPR&D, $18.9 million of goodwill and $3.3 million of net deferred tax liabilities. The goodwill recognized is attributable to future technologies that have yet to be determined as well as the assembled workforce of Lyric. Future technologies do not meet the criteria for recognition separately from goodwill because they are a part of future development and growth of the business. None of the goodwill is expected to be deductible for tax purposes. The fair value of the remaining contingent consideration was approximately $6.5 million as of November 2, 2013, of which $3.8 million is included in accrued liabilities and $2.7 million is included in other non-current liabilities in our consolidated balance sheet. In addition, we will be obligated to pay royalties to the former equity holders of Lyric on revenue recognized from the sale of Lyric products and licenses through the earlier of 20 years or the accrual of a maximum of $25.0 million. Royalty payments to Lyric employees require post-acquisition services to be rendered and, as such, we will record these amounts as compensation expense in the related periods. As of November 2, 2013, no royalty payments have been made. We recognized $0.2 million of acquisition related costs that were expensed in fiscal 2011. These costs are included in operating expenses in the consolidated statement of income.
We have not provided pro forma results of operations for Multigig and Lyric herein as these acquisitions were not considered material to us on either an individual or an aggregate basis. We included the results of operations of each acquisition in our consolidated statement of income from the date of each acquisition.

Liquidity and Capital Resources
At November 2, 2013, our principal source of liquidity was $4,682.9 million of cash and cash equivalents and short-term investments, of which approximately $1,318.9 million was held in the United States. The balance of our cash and cash equivalents and short-term investments was held outside the United States in various foreign subsidiaries. As we intend to reinvest our foreign earnings indefinitely, this cash held outside the United States is not available to meet certain aspects of our cash requirements in the United States, including cash dividends and common stock repurchases. Our cash and cash equivalents consist of highly liquid investments with maturities of three months or less at the time of acquisition, including money market funds, and our short-term investments consist primarily of corporate obligations, such as commercial paper and floating rate notes, bonds and bank time deposits. We maintain these balances with high credit quality counterparties, continually monitor the amount of credit exposure to any one issuer and diversify our investments in order to minimize our credit risk.
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

	Fiscal Year
	2013	2012	2011
Net Cash Provided by Operations	$912,345	$814,542	$900,529
Net Cash Provided by Operations as a % of Revenue	34.6%	30.2%	30.1%
Net Cash Used for Investing Activities	$(949,926)	$(1,339,690)	$(703,738)
Net Cash (Used for) Provided by Financing Activities	$(100,557)	$(349,627)	$138,612
At November 2, 2013, cash and cash equivalents totaled $392.1 million. The following changes contributed to the net decrease in cash and cash equivalents of $136.7 million in fiscal 2013.
Operating Activities
During fiscal 2013, we generated cash from operating activities of $912.3 million, an increase of $97.8 million compared to the $814.5 million generated in fiscal 2012.  The increase in cash flow from operating activities was related to higher net income adjusted for non-cash items and the gain on the sale of the product line coupled with net cash inflows from working capital changes.
Investing Activities
During fiscal 2013, cash used for investing activities included $918.7 million for the net purchases of available-for-sale short term investments, $123.1 million for property, plant and equipment additions and $100.0 million in proceeds from the sale of a product line.
Financing Activities
During fiscal 2013, cash used for financing activities included net proceeds of $493.9 million from the issuance of $500.0 million aggregate principal amount of 2.875% senior unsecured notes on June 3, 2013, proceeds of $306.3 million from employee stock options and proceeds of $11.0 million from the settlement of derivative instruments. We paid $392.8 million related to the redemption of the $375.0 million aggregate principal amount of 5.0% senior unsecured notes, distributed $406.0 million to our shareholders in dividend payments, paid $60.5 million for the repurchase of 1.4 million shares of our common stock and repaid the remaining outstanding principal balance on our $145 million term loan facility of $60.1 million.
Working Capital

	Fiscal Year
	2013	2012	$ Change	% Change
Accounts Receivable	$325,144	$339,881	$(14,737)	(4)%
Days Sales Outstanding*	44	45
Inventory	$283,337	$313,723	$(30,386)	(10)%
Days Cost of Sales in Inventory*	111	114
_______________________________________

*	We use the annualized fourth quarter revenue in our calculation of days sales outstanding and we use the annualized fourth quarter cost of sales in our calculation of days cost of sales in inventory.

The decrease in accounts receivable was primarily the result of lower revenue in the fourth quarter of fiscal 2013 compared to the fourth quarter of fiscal 2012. Days sales outstanding decreased as a result of lower product shipments in the final month of the fourth quarter of fiscal 2013 compared to the final month of the fourth quarter of fiscal 2012.
Inventory as of November 2, 2013 decreased as compared to the end of the fourth quarter of fiscal 2012 as a result of our continued efforts to balance manufacturing production, demand and inventory levels. Days cost of sales in inventory decreased from 114 days at the end of fiscal 2012 to 111 days at the end of fiscal 2013 primarily as a result of cost of sales decreasing 7% while inventory decreased by 10% for the same period.
Current liabilities increased to $570.5 million at November 2, 2013 from $525.1 million recorded at the end of fiscal 2012, as increases in income taxes payable, accrued liabilities and deferred income on shipments to distributors, more fully described below, were partially offset by a decrease in the current portion of long term debt.
As of November 2, 2013 and November 3, 2012, we had gross deferred revenue of $309.2 million and $299.0 million, respectively, and gross deferred cost of sales of $61.8 million and $60.5 million, respectively. Deferred income on shipments to distributors increased in fiscal 2013 primarily as a result of a mix shift in favor of higher margin products sold into the channel. Sales to distributors are made under agreements that allow distributors to receive price-adjustment credits and to return qualifying products for credit, as determined by us, in order to reduce the amounts of slow-moving, discontinued or obsolete product from their inventory. Given the uncertainties associated with the levels of price-adjustment credits to be granted to distributors, the sales price to the distributors is not fixed or determinable until the distributors resell the products to their customers. Therefore, we defer revenue recognition from sales to distributors until the distributors have sold the products to their customers. The amount of price-adjustments is dependent on future overall market conditions, and therefore the levels of these adjustments could fluctuate significantly from period to period. To the extent that we experience a significant increase in the amount of credits we issue to our distributors, there could be a material impact on the ultimate revenue and gross margin recognized relating to these transactions.
Debt
As of November 2, 2013, we had $872.2 million in principal outstanding on our long term debt. Our debt obligations consist of the following:
$375.0 million aggregate principal amount of 3.0% senior unsecured notes
On April 4, 2011, we issued $375.0 million aggregate principal amount of 3.0% senior unsecured notes due April 15, 2016 (the 2016 Notes) with semi-annual fixed interest payments due on April 15 and October 15 of each year, commencing October 15, 2011.
$500.0 million aggregate principal amount of 2.875% senior unsecured notes
On June 3, 2013, we issued $500.0 million aggregate principal amount of 2.875% senior unsecured notes due June 1, 2023 (the 2023 Notes) with semi-annual fixed interest payments due on June 1 and December 1 of each year, commencing December 1, 2013.
The indentures governing the 2016 Notes and the 2023 Notes contain covenants that may limit our ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of our assets to, any other party. As of November 2, 2013, we were compliant with these covenants. See Note 16 in the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for further information on our outstanding debt.
Revolving Credit Facility
During December 2012, we terminated our $165.0 million unsecured revolving credit facility with certain institutional lenders entered into in May 2008. On December 19, 2012, we entered into a five-year, $500.0 million senior unsecured revolving credit facility with certain institutional lenders. To date, we have not borrowed under this credit facility but we may borrow in the future and use the proceeds for repayment of existing indebtedness, stock repurchases, acquisitions, capital expenditures, working capital and other lawful corporate purposes. The terms of the facility impose restrictions on our ability to undertake certain transactions, to create certain liens on assets and to incur certain subsidiary indebtedness. In addition, the credit agreement contains a consolidated leverage ratio covenant of total consolidated funded debt to consolidated EBITDA (earnings before interest, taxes, depreciation, and amortization) of not greater than 3.0 to 1.0. As of November 2, 2013, we were compliant with these covenants.

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
$375.0 million aggregate principal amount of 5.0% senior unsecured notes
During the third quarter of fiscal 2013, we redeemed our outstanding 5.0% senior unsecured notes which were due on July 1, 2014 (the 2014 Notes). The redemption price was 104.744% of the principal amount of the 2014 Notes. We recognized a net loss on the debt extinguishment of approximately $10.2 million recorded in other, net expense within non-operating (income) expense. The loss was comprised of the make-whole premium of $17.8 million paid to bondholders on the 2014 Notes in accordance with the terms of the 2014 Notes, the recognition of the remaining $8.6 million of unamortized proceeds received from the termination of the interest rate swap associated with the debt, and the write-off of approximately $1.0 million of debt issuance and discount costs that remained to be amortized. The write-off of the remaining unamortized portion of debt issuance costs, discount and swap proceeds are reflected in our condensed consolidated statements of cash flows within operating activities, and the make-whole premium is reflected within financing activities.
Stock Repurchase Program
Our common stock repurchase program has been in place since August 2004. In the aggregate, our Board of Directors has authorized us to repurchase $5.0 billion of our common stock under the program. Under the program, we may repurchase outstanding shares of our common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized under the program. As of November 2, 2013, we had repurchased a total of approximately 130.1 million shares of our common stock for approximately $4,481.6 million under this program. As of November 2, 2013, an additional $518.4 million worth of shares remains available for repurchase under the current authorized program. The repurchased shares are held as authorized but unissued shares of common stock. We also from time to time repurchase shares in settlement of employee tax withholding obligations due upon the vesting of restricted stock units or the exercise of stock options. Any future common stock repurchases will be based on several factors, including our financial performance, outlook, liquidity and the amount of cash we have available in the United States.
Capital Expenditures
Net additions to property, plant and equipment were $123.1 million in fiscal 2013 and were funded with a combination of cash on hand and cash generated from operations. We expect capital expenditures for fiscal 2014 to be approximately $150 million, of which about two-thirds relates to ongoing capital spending, and about one-third relates to capital spending for a new building we are constructing on our campus in Ireland. These capital expenditures will be funded with a combination of cash on hand and cash generated from operations.
Dividends
On November 25, 2013, our Board of Directors declared a cash dividend of $0.34 per outstanding share of common stock. The dividend will be paid on December 17, 2013 to all shareholders of record at the close of business on December 6, 2013 and is expected to total approximately $105.8 million. We currently expect quarterly dividends to continue at $0.34 per share, although they remain subject to determination and declaration by our Board of Directors. The payment of future dividends, if any, will be based on several factors, including our financial performance, outlook and liquidity.

Contractual Obligations
The table below summarizes our contractual obligations and the amounts we owe under these contracts in specified periods as of November 2, 2013:

		Payment due by period
		Less than			More than
(thousands)	Total	1 Year	1-3 Years	3-5 Years	5 Years
Contractual obligations:
Operating leases (a)	$69,071	$28,045	$27,766	$11,507	$1,753
Debt obligations	875,000	—	375,000	—	500,000
Interest payments associated with long-term debt obligations	171,795	25,545	45,625	28,750	71,875
Deferred compensation plan (b)	17,431	67	—	—	17,364
Pension funding (c)	3,511	3,511	—	—	—
Total	$1,136,808	$57,168	$448,391	$40,257	$590,992
_______________________________________

(a)	Certain of our operating lease obligations include escalation clauses. These escalating payment requirements are reflected in the table.

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

(c)
Our funding policy for our foreign defined benefit plans is consistent with the local requirements of each country. The payment obligations in the table are estimates of our expected contributions to these plans for fiscal year 2014. The actual future payments may differ from the amounts presented in the table and reasonable estimates of payments beyond one year are not practical because of potential future changes in variables, such as plan asset performance, interest rates and the rate of increase in compensation levels.

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
Our 2011 acquisition of Lyric Semiconductor involves the potential payment of contingent consideration. The table above does not reflect any such obligations, as the timing and amounts are uncertain. See Note 6 in the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for more information regarding our acquisitions.
As of November 2, 2013, our total liabilities associated with uncertain tax positions was $71.3 million, which are included in “Other non-current liabilities” in our consolidated balance sheet contained in Item 8 of this Annual Report on Form 10-K. Due to the complexity associated with our tax uncertainties, we cannot make a reasonably reliable estimate of the period in which we expect to settle the non-current liabilities associated with these uncertain tax positions. Therefore, we have not included these uncertain tax positions in the above contractual obligations table.
The expected timing of payments and the amounts of the obligations discussed above are estimated based on current information available as of November 2, 2013.
Off-balance Sheet Financing
As of November 2, 2013, we had no off-balance sheet financing arrangements.

Outlook
The following statements are based on current expectations. These statements are forward-looking, and actual results may differ materially as a result of, among other things, the important factors contained in Part I, Item 1A. "Risk Factors" and elsewhere in this Annual Report on Form 10-K. Unless specifically mentioned, these statements do not give effect to the potential impact of any mergers, acquisitions, divestitures, or business combinations that may be announced or closed after the date of filing this report. These statements supersede all prior statements regarding our business outlook made by us.
We are planning for revenue in the first quarter of fiscal 2014 to be down approximately 5% to down approximately 10% from the fourth quarter of fiscal 2013. Our plan is for gross margin percentage for the first quarter of fiscal 2014 to be approximately 64% to 65%. We are planning for operating expenses in the first quarter of fiscal 2014 to be approximately $226 million and our tax rate to be approximately 13%. As a result, our plan is for Diluted EPS to be approximately $0.44 to $0.52 in the first quarter of fiscal 2014.
New Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) that are adopted by us as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards will not have a material impact on our future financial condition and results of operations. See Note 2t, New Accounting Pronouncements, of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for a description of recently issued and adopted accounting pronouncements, including the dates of adoption and impact on our historical financial condition and results of operations.
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
Goodwill
Goodwill is subject to annual impairment tests or more frequently if indicators of potential impairment exist and suggest that the carrying value of goodwill may not be recoverable from estimated discounted future cash flows. We test goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the fourth quarter (on or about August 1) or more frequently if we believe indicators of impairment exist. For our latest annual impairment assessment that occurred on August 4, 2013, we identified our reporting units to be our five operating segments, which meet the aggregation criteria for one reportable segment. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. We generally determine the fair value of our reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies, which requires significant judgment by management. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. These impairment tests may result in impairment losses that could have a material adverse impact on our results of operations.
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
The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. Based on an analysis of our historical forfeitures, we have applied an annual forfeiture rate of 4.4% to all unvested stock-based awards as of November 2, 2013. The rate of 4.4% represents the portion that is expected to be forfeited each year over the vesting period. This analysis is re-evaluated quarterly and the forfeiture rate is adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those awards that vest.

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
Post-Retirement Benefits
We have significant pension costs and liabilities related to our foreign defined benefit pension plans that are developed from actuarial valuations specific to each country. Inherent in these valuations are key assumptions including discount rates, expected return on plan assets, mortality rates, merit and promotion increases. We are required to consider current market conditions, including changes in interest rates, in making our assumptions. Changes in the related pension costs or liabilities may occur in the future due to changes in our assumptions. Our assumptions as to the expected long-term rates of return on plan assets are based upon the composition of plan assets, historical long-term rates of return on similar assets and current and expected market conditions. The discount rate used for non-U.S. plans reflects the market rate for high-quality fixed-income investments on our annual measurement date (November 2) and is subject to change each year. The discount rates used for plans outside the U.S. are based on a combination of relevant indices regarding corporate and government securities, the duration of the liability and appropriate judgment. Changes in pension income/costs or assets/liabilities may occur in the future due to changes in the assumptions and changes in asset values.   If the actual results and events of our pension plan differ from our current assumptions, our benefit obligations may be over-or under-valued.   See the disclosures about pension obligations, the composition of plan assets, assumptions and other matters in Note 13 of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

We performed a sensitivity analysis on the discount rate and long-term rate of return on assets, which are key assumptions in determining our net periodic post-retirement benefit cost. The table below illustrates the impact of an increase(decrease) of 25 basis points in these assumptions for the year ended November 2, 2013.

	Increase (Decrease) in Pension Expense
	25 Basis Point Increase	25 Basis Point Decrease
Long-term rate of return on assets used to determine net periodic benefit cost	$(0.5)	$0.5
Discount rate used to determine net periodic benefit cost	$(1.8)	$1.9

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Exposure
Our interest income and expense are sensitive to changes in the general level of interest rates. In this regard, changes in interest rates affect the interest earned on our marketable securities and short term investments, as well as the fair value of our investments and debt.
Based on our marketable securities and short-term investments outstanding as of November 2, 2013 and November 3, 2012, our annual interest income would change by approximately $46 million and $41 million, respectively, for each 100 basis point increase in interest rates.
To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of November 2, 2013 and November 3, 2012, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $15 million and $10 million decline, respectively in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.

As of November 2, 2013, we had $875 million in principal amount of senior unsecured notes outstanding, which consisted of $375 million 3% senior unsecured notes (the 2016 Notes), due April 15, 2016 and $500 million 2.875% senior unsecured notes (the 2023 Notes), due June 1, 2023. As of November 2, 2013, a hypothetical 100 basis point increase in market interest rates would reduce the fair value of our 2016 Notes outstanding by approximately $9 million. As of November 2, 2013, a similar increase in market interest rates would reduce the fair value of our 2023 Notes by $41 million.
Foreign Currency Exposure
As more fully described in Note 2i in the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K, we regularly hedge our non-U.S. dollar-based exposures by entering into forward foreign currency exchange contracts. The terms of these contracts are for periods matching the duration of the underlying exposure and generally range from one month to twelve months. Currently, our largest foreign currency exposure is the Euro, primarily because our European operations have the highest proportion of our local currency denominated expenses. Relative to foreign currency exposures existing at November 2, 2013 and November 3, 2012, a 10% unfavorable movement in foreign currency exchange rates over the course of the year would expose us to approximately $2 million and $1 million, respectively, in losses in earnings or cash flows.
The market risk associated with our derivative instruments results from currency exchange rates that are expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. The counterparties to the agreements relating to our foreign exchange instruments consist of a number of major international financial institutions with high credit ratings. Based on the credit ratings of our counterparties as of November 2, 2013, we do not believe that there is significant risk of nonperformance by them. While the contract or notional amounts of derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of our exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of counterparties to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparties’ obligations under the contracts exceed our obligations to the counterparties.
The following table illustrates the effect that a 10% unfavorable or favorable movement in foreign currency exchange rates, relative to the U.S. dollar, would have on the fair value of our forward exchange contracts as of November 2, 2013 and November 3, 2012:

	November 2, 2013	November 3, 2012
Fair value of forward exchange contracts asset	$2,267	$1,061
Fair value of forward exchange contracts after a 10% unfavorable movement in foreign currency exchange rates asset	$22,763	$16,800
Fair value of forward exchange contracts after a 10% favorable movement in foreign currency exchange rates liability	$(17,216)	$(13,885)
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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ANALOG DEVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years ended November 2, 2013, November 3, 2012 and October 29, 2011

(thousands, except per share amounts)	2013	2012	2011
Revenue
Revenue	$2,633,689	$2,701,142	$2,993,320
Costs and Expenses
Cost of sales(1)	941,278	960,141	1,006,779
Gross margin	1,692,411	1,741,001	1,986,541
Operating expenses:
Research and development(1)	513,255	512,003	505,570
Selling, marketing, general and administrative(1)	396,233	396,519	406,707
Special charges	29,848	8,431	2,239
	939,336	916,953	914,516
Operating income from continuing operations	753,075	824,048	1,072,025
Nonoperating (income) expenses:
Interest expense	27,102	26,422	19,146
Interest income	(12,753)	(14,448)	(9,060)
Other, net	(76,597)	(1,459)	492
	(62,248)	10,515	10,578
Earnings
Income from continuing operations before income taxes	815,323	813,533	1,061,447
Provision for income taxes:
Payable currently	159,535	172,098	198,849
Deferred	(17,699)	(9,801)	1,704
	141,836	162,297	200,553
Income from continuing operations, net of tax	673,487	651,236	860,894
Gain on sale of discontinued operations, net of tax	—	—	6,500
Net income	$673,487	$651,236	$867,394
Shares used to compute earnings per share — Basic	307,763	298,761	299,417
Shares used to compute earnings per share — Diluted	314,041	306,191	308,236
Earnings per share — Basic
Income from continuing operations, net of tax	$2.19	$2.18	$2.88
Net income	$2.19	$2.18	$2.90
Earnings per share — Diluted
Income from continuing operations, net of tax	$2.14	$2.13	$2.79
Net income	$2.14	$2.13	$2.81
Dividends declared and paid per share	$1.32	$1.15	$0.94
(1) Includes stock-based compensation expense as follows:
Cost of sales	$6,593	$7,254	$7,294
Research and development	$21,901	$23,169	$23,289
Selling, marketing, general and administrative	$28,392	$23,077	$21,775

See accompanying Notes.

ANALOG DEVICES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended November 2, 2013, November 3, 2012 and October 29, 2011

(thousands)	2013	2012	2011
Income from continuing operations, net of tax	$673,487	$651,236	$860,894
Foreign currency translation adjustment (net of taxes of $1,404 in 2013, $3,612 in 2012 and $1,667 in 2011)	(499)	3,020	(647)
Net unrealized gains (losses) on securities:
Net unrealized holding gains (losses) (net of taxes of $67 in 2013, $115 in 2012 and $67 in 2011) on available-for-sale securities classified as short-term investments	497	525	(459)
Net unrealized holding losses (net of taxes of $0 in 2013, $129 in 2012 and $64 in 2011) on securities classified as other investments	—	241	(118)
Net realized holding gain (net of taxes of $0 in 2013, $430 in 2012 and $0 in 2011) on securities classified as other investments reclassified into earnings	—	(799)	—
Net unrealized gains (losses) on securities	497	(33)	(577)
Derivative instruments designated as cash flow hedges:
Changes in fair value of derivatives (net of taxes of $4,242 in 2013, $1,233 in 2012 and $539 in 2011)	9,708	(7,923)	3,347
Realized (gain) loss reclassification (net of taxes of $354 in 2013, $1,160 in 2012 and $1,171 in 2011)	(1,776)	7,401	(7,793)
Net change in derivative instruments designated as cash flow hedges	7,932	(522)	(4,446)
Accumulated other comprehensive (loss) income — pension plans:
Transition asset (net of taxes of $4 in 2013, $1 in 2012 and $1 in 2011)	20	15	12
Net actuarial (loss) gain (net of taxes of $4,146 in 2013, $7,243 in 2012 and $1,770 in 2011)	(24,099)	(44,784)	13,084
Net prior service (cost) income (net of taxes of $3 in 2013, $584 in 2012 and $0 in 2011)	(3)	4,079	—
Net change in accumulated other comprehensive (loss) income — pension plans (net of taxes of $4,145 in 2013, $6,658 in 2012 and $1,771 in 2011)	(24,082)	(40,690)	13,096
Other comprehensive (loss) income	(16,152)	(38,225)	7,426
Comprehensive income from continuing operations	657,335	613,011	868,320
Gain on sale of discontinued operations, net of tax	—	—	6,500
Comprehensive income	$657,335	$613,011	$874,820

See accompanying Notes.

ANALOG DEVICES, INC.
CONSOLIDATED BALANCE SHEETS
November 2, 2013 and November 3, 2012

(thousands, except per share amounts)	2013	2012
ASSETS
Current Assets
Cash and cash equivalents	$392,089	$528,833
Short-term investments	4,290,823	3,371,545
Accounts receivable less allowances of $2,593 ($2,721 in 2012)	325,144	339,881
Inventories(1)	283,337	313,723
Deferred tax assets	136,299	90,335
Prepaid income tax	2,391	8,624
Prepaid expenses and other current assets	42,342	43,244
Total current assets	5,472,425	4,696,185
Property, Plant and Equipment, at Cost
Land and buildings	458,853	447,818
Machinery and equipment	1,733,850	1,681,661
Office equipment	49,321	50,042
Leasehold improvements	50,870	48,630
	2,292,894	2,228,151
Less accumulated depreciation and amortization	1,784,723	1,727,284
Net property, plant and equipment	508,171	500,867
Other Assets
Deferred compensation plan investments	17,364	28,426
Other investments	3,816	1,816
Goodwill	284,112	283,833
Intangible assets, net	28,552	28,772
Deferred tax assets	26,226	43,531
Other assets	41,084	36,917
Total other assets	401,154	423,295
	$6,381,750	$5,620,347
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$119,994	$117,034
Deferred income on shipments to distributors, net	247,428	238,541
Income taxes payable	45,490	6,097
Current portion of long-term debt	—	14,500
Accrued liabilities	157,600	148,907
Total current liabilities	570,512	525,079
Non-current Liabilities
Long-term debt	872,241	807,098
Deferred income taxes	6,037	1,130
Deferred compensation plan liability	17,364	28,426
Other non-current liabilities	176,020	93,255
Total non-current liabilities	1,071,662	929,909
Commitments and contingencies (Note 12)
Shareholders’ Equity
Preferred stock, $1.00 par value, 471,934 shares authorized, none outstanding	—	—
Common stock, $0.16 2/3 par value, 1,200,000,000 shares authorized, 311,045,084 shares issued and outstanding (301,389,176 on November 3, 2012)	51,842	50,233
Capital in excess of par value	711,879	390,651
Retained earnings	4,056,401	3,788,869
Accumulated other comprehensive loss	(80,546)	(64,394)
Total shareholders’ equity	4,739,576	4,165,359
	$6,381,750	$5,620,347
_______________________________________

(1)	Includes $2,273 and $2,517 related to stock-based compensation at November 2, 2013 and November 3, 2012, respectively.
See accompanying Notes.

ANALOG DEVICES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years ended November 2, 2013, November 3, 2012 and October 29, 2011

			Capital in		Accumulated Other
	Common Stock		Excess of	Retained	Comprehensive
(thousands)	Shares	Amount	Par Value	Earnings	(Loss) Income
BALANCE, OCTOBER 30, 2010	298,653	$49,777	$286,969	$2,896,566	$(33,595)
Activity in Fiscal 2011
Net Income — 2011				867,394
Dividends declared and paid				(281,626)
Issuance of stock under stock plans and other	8,322	1,387	216,010
Tax benefit — stock options			63,236
Stock-based compensation expense			52,358
Other comprehensive loss					7,426
Common stock repurchased	(9,014)	(1,503)	(328,986)
BALANCE, OCTOBER 29, 2011	297,961	49,661	289,587	3,482,334	(26,169)
Activity in Fiscal 2012
Net Income — 2012				651,236
Dividends declared and paid				(344,701)
Issuance of stock under stock plans and other	7,662	1,277	190,453
Tax benefit — stock options			17,452
Stock-based compensation expense			53,500
Other comprehensive income					(38,225)
Common stock repurchased	(4,234)	(705)	(160,341)
BALANCE, NOVEMBER 3, 2012	301,389	50,233	390,651	3,788,869	(64,394)
Activity in Fiscal 2013
Net Income — 2013				673,487
Dividends declared and paid				(405,955)
Issuance of stock under stock plans and other	11,078	1,846	304,431
Tax benefit — stock options			20,203
Stock-based compensation expense			56,886
Other comprehensive income					(16,152)
Common stock repurchased	(1,422)	(237)	(60,292)
BALANCE, NOVEMBER 2, 2013	311,045	$51,842	$711,879	$4,056,401	$(80,546)

See accompanying Notes.

ANALOG DEVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended November 2, 2013, November 3, 2012 and October 29, 2011

(thousands)	2013	2012	2011
Operations
Cash flows from operating activities:
Net income	$673,487	$651,236	$867,394
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	110,196	109,705	116,873
Amortization of intangibles	220	128	1,346
Stock-based compensation expense	56,886	53,500	52,358
Gain on sale of business	—	—	(6,500)
Gain on sale of investments	—	(1,231)	—
Gain on sale of product line	(85,444)	—	—
Loss on extinguishment of debt	10,205	—	—
Non-cash portion of special charges	—	219	—
Other non-cash activity	(185)	(3,187)	833
Excess tax benefit — stock options	(16,171)	(12,230)	(44,936)
Deferred income taxes	(17,699)	(9,801)	1,704
Change in operating assets and liabilities:
Accounts receivable	12,377	5,774	40,025
Inventories	28,527	(18,592)	(17,603)
Prepaid expenses and other current assets	4,660	8,471	822
Deferred compensation plan investments	11,116	(2,070)	(17,720)
Prepaid income tax	6,124	13,319	(16,681)
Accounts payable, deferred income and accrued liabilities	17,487	60	(90,323)
Deferred compensation plan liability	(11,116)	2,052	17,738
Income taxes payable	50,705	25,930	893
Other liabilities	60,970	(8,741)	(5,694)
Total adjustments	238,858	163,306	33,135
Net cash provided by operating activities	912,345	814,542	900,529
Investing Activities
Cash flows from investing:
Purchases of short-term available-for-sale investments	(8,540,335)	(8,165,043)	(4,289,304)
Maturities of short-term available-for-sale investments	6,970,885	6,543,795	3,436,284
Sales of short-term available-for-sale investments	650,730	437,748	282,861
Additions to property, plant and equipment, net	(123,074)	(132,176)	(122,996)
Net proceeds related to sale of businesses	—	—	10,000
Proceeds related to sale of investments	—	1,506	—
Proceeds related to sale of product line	100,000	—	—
Payments for acquisitions, net of cash acquired	(2,475)	(24,158)	(13,988)
Increase in other assets	(5,657)	(1,362)	(6,595)
Net cash used for investing activities	(949,926)	(1,339,690)	(703,738)
Financing Activities
Cash flows from financing activities:
Proceeds from long-term debt	493,880	—	515,507
Payment of senior unsecured notes	(392,790)	—	—
Early termination of swap agreements	—	18,520	—
Proceeds from derivative instruments	10,952	—	—
Term loan repayments	(60,108)	(56,500)	(28,392)
Dividend payments to shareholders	(405,955)	(344,701)	(281,626)
Repurchase of common stock	(60,529)	(161,046)	(330,489)
Proceeds from employee stock plans	306,277	191,730	217,397
Contingent consideration payment	(5,665)	(1,991)	—
(Decrease) increase in other financing activities	(2,790)	(7,869)	1,279
Excess tax benefit — stock options	16,171	12,230	44,936
Net cash (used for) provided by financing activities	(100,557)	(349,627)	138,612
Effect of exchange rate changes on cash	1,394	(1,492)	(303)
Net (decrease) increase in cash and cash equivalents	(136,744)	(876,267)	335,100
Cash and cash equivalents at beginning of year	528,833	1,405,100	1,070,000
Cash and cash equivalents at end of year	$392,089	$528,833	$1,405,100
See accompanying Notes.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended November 2, 2013, November 3, 2012 and October 29, 2011
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

2. Summary of Significant Accounting Policies

a.Principles of Consolidation
The consolidated financial statements include the accounts of the Company and all of its subsidiaries. Upon consolidation, all intercompany accounts and transactions are eliminated. Certain amounts reported in previous years have been reclassified to conform to the fiscal 2013 presentation. Such reclassified amounts were immaterial. The Company’s fiscal year is the 52-week or 53-week period ending on the Saturday closest to the last day in October. Fiscal year 2013 and 2011 were 52-week periods. Fiscal year 2012 was a 53-week period. The additional week in fiscal 2012 was included in the first quarter ended February 4, 2012.
The Company sold its baseband chipset business and related support operations (Baseband Chipset Business) to MediaTek Inc. during the first quarter of fiscal 2008. The Company has reflected the financial results of this business as discontinued operations in the consolidated statements of income for all periods presented. The historical results of operations of this business has been segregated from the Company’s consolidated financial statements and are included in income from discontinued operations, net of tax, in the consolidated statements of income.

b.	Cash, Cash Equivalents and Short-term Investments
Cash and cash equivalents are highly liquid investments with insignificant interest rate risk and maturities of three months or less at the time of acquisition. Cash, cash equivalents and short-term investments consist primarily of institutional money market funds, corporate obligations such as commercial paper and floating rate notes, bonds and bank time deposits.
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

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s deferred compensation plan investments are classified as trading. See Note 7 for additional information on the Company’s deferred compensation plan investments. There were no cash equivalents or short-term investments classified as trading at November 2, 2013 or November 3, 2012.
The Company periodically evaluates its investments for impairment. There were no other-than-temporary impairments of short-term investments in any of the fiscal years presented.
Realized gains or losses recognized in non-operating income from the sales of available-for-sale securities were not material during any of the fiscal years presented.
Unrealized gains and losses on available-for-sale securities classified as short-term investments at November 2, 2013 and November 3, 2012 were as follows:

	2013	2012
Unrealized gains on securities classified as short-term investments	$1,137	$581
Unrealized losses on securities classified as short-term investments	(511)	(519)
Net unrealized gains on securities classified as short-term investments	$626	$62
Unrealized gains and losses in fiscal years 2013 and 2012 relate to corporate obligations.
The components of the Company’s cash and cash equivalents and short-term investments as of November 2, 2013 and November 3, 2012 were as follows:

	2013	2012
Cash and cash equivalents:
Cash	$45,637	$35,413
Available-for-sale	346,452	490,904
Held-to-maturity	—	2,516
Total cash and cash equivalents	$392,089	$528,833
Short-term investments:
Available-for-sale	$4,290,823	$3,370,551
Held-to-maturity (less than one year to maturity)	—	994
Total short-term investments	$4,290,823	$3,371,545
See Note 2j for additional information on the Company’s cash equivalents and short-term investments.

c.	Supplemental Cash Flow Statement Information

	2013	2012	2011
Cash paid during the fiscal year for:
Income taxes	$36,863	$143,899	$223,716
Interest	$29,354	$29,177	$16,492

d.	Inventories
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
Inventories at November 2, 2013 and November 3, 2012 were as follows:

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2013	2012
Raw materials	$19,641	$28,111
Work in process	175,155	185,773
Finished goods	88,541	99,839
Total inventories	$283,337	$313,723

e.	Property, Plant and Equipment
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
Depreciation expense for property, plant and equipment was $110.2 million, $109.7 million and $116.9 million in fiscal 2013, 2012 and 2011, respectively.
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

Goodwill

The Company evaluates goodwill for impairment annually as well as whenever events or changes in circumstances suggest that the carrying value of goodwill may not be recoverable. The Company tests goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis on the first day of the fourth quarter (on or about August 1) or more frequently if indicators of impairment exist. For the Company’s latest annual impairment assessment that occurred on August 4, 2013, the Company identified its reporting units to be its five operating segments, which meet the aggregation criteria for one reportable segment. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company determines the fair value of its reporting units using the income approach methodology of valuation that includes the discounted cash flow method, as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. No impairment of goodwill resulted in any of the fiscal years presented. Upon the sale of the assets and intellectual property related to the Company's microphone product line in the fourth quarter of fiscal 2013, as more fully described in Note 17, the Company assessed the goodwill of the remaining reporting unit for impairment. The Company’s next annual impairment assessment will be performed as of the first day of the fourth quarter of fiscal 2014 unless indicators arise that would require the Company to reevaluate at an earlier date. The following table presents the changes in goodwill during fiscal 2013 and fiscal 2012:

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2013	2012
Balance at beginning of year	$283,833	$275,087
Acquisition of Multigig, Inc. (Note 6)	—	7,298
Goodwill allocated to sale of product line (Note 17)	(1,609)	—
Foreign currency translation adjustment	1,888	1,448
Balance at end of year	$284,112	$283,833

Intangible Assets

The Company reviews finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of assets may not be recoverable. Recoverability of these assets is measured by comparison of their carrying value to future undiscounted cash flows the assets are expected to generate over their remaining economic lives. If such assets are considered to be impaired, the impairment to be recognized in earnings equals the amount by which the carrying value of the assets exceeds their fair value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. As of November 2, 2013 and November 3, 2012, the Company’s finite-lived intangible assets consisted of the following which related to the acquisition of Multigig, Inc. See Note 6 below for further information related to the acquisition of Multigig, Inc.

	November 2, 2013		November 3, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Technology-based	$1,100	$348	$1,100	$128

Amortization expense related to finite-lived intangible assets was $0.2 million, $0.1 million and $1.3 million in fiscal 2013, 2012 and 2011, respectively. The remaining amortization expense will be recognized over a period of approximately 3.5 years.

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

Indefinite-lived intangible assets consisted of $27.8 million of IPR&D as of November 2, 2013 and November 3, 2012, respectively.

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
The functional currency for the Company’s foreign sales and research and development operations is the applicable local currency. Gains and losses resulting from translation of these foreign currencies into U.S. dollars are recorded in accumulated other comprehensive (loss) income. Transaction gains and losses and re-measurement of foreign currency denominated assets and liabilities are included in income currently, including those at the Company’s principal foreign manufacturing operations where the functional currency is the U.S. dollar. Foreign currency transaction gains or losses included in other expenses, net, were not material in fiscal 2013, 2012 or 2011.

i.	Derivative Instruments and Hedging Agreements
Foreign Exchange Exposure Management — The Company enters into forward foreign currency exchange contracts to offset certain operational and balance sheet exposures from the impact of changes in foreign currency exchange rates. Such exposures result from the portion of the Company’s operations, assets and liabilities that are denominated in currencies other than the U.S. dollar, primarily the Euro; other significant exposures include the Philippine Peso, the Japanese Yen and the British Pound. These foreign currency exchange contracts are entered into to support transactions made in the normal course of business, and accordingly, are not speculative in nature. The contracts are for periods consistent with the terms of the underlying transactions, generally one year or less. Hedges related to anticipated transactions are designated and documented at the inception of the respective hedges as cash flow hedges and are evaluated for effectiveness monthly. Derivative instruments are employed to eliminate or minimize certain foreign currency exposures that can be confidently identified and quantified. As the terms of the contract and the underlying transaction are matched at inception, forward contract effectiveness is calculated by comparing the change in fair value of the contract to the change in the forward value of the anticipated transaction, with the effective portion of the gain or loss on the derivative instrument reported as a component of accumulated other comprehensive (loss) income (OCI) in shareholders’ equity and reclassified into earnings in the same period during which the hedged transaction affects earnings. Any residual change in fair value of the instruments, or ineffectiveness, is recognized immediately in other (income) expense. Additionally, the Company enters into forward foreign currency contracts that economically hedge the gains and losses generated by the re-measurement of certain recorded assets and liabilities in a non-functional currency. Changes in the fair value of these undesignated hedges are recognized in other (income) expense immediately as an offset to the changes in the fair value of the asset or liability being hedged. As of November 2, 2013 and November 3, 2012, the total notional amount of these undesignated hedges was $33.4 million and $31.5 million, respectively. The fair value of these hedging instruments in the Company’s consolidated balance sheets as of November 2, 2013 and November 3, 2012 was immaterial.
Interest Rate Exposure Management — The Company's current and future debt may be subject to interest rate risk.  The Company utilizes interest rate derivatives to alter interest rate exposure in an attempt to reduce the effects of these changes. On April 24, 2013, the Company entered into a treasury rate lock agreement with Bank of America. This agreement allowed the Company to lock a 10-year US Treasury rate of 1.7845% through June 14, 2013 for its anticipated issuance of the 2023 Notes. The Company designated this agreement as a cash flow hedge. On June 3, 2013, the Company terminated the treasury rate lock simultaneously with the issuance of the 2023 Notes which resulted in a gain of approximately $11.0 million. This gain is being amortized into interest expense over the 10-year term of the 2023 Notes. During fiscal 2013 approximately $0.5 million was amortized from OCI into interest expense and approximately $1.1 million will be amortized from OCI into interest expense within the next 12 months.
On June 30, 2009, the Company entered into interest rate swap transactions related to its outstanding $375.0 million aggregate principal amount of 5.0% senior unsecured notes (the 2014 Notes) where the Company swapped the notional amount of its $375.0 million of fixed rate debt at 5.0% into floating interest rate debt through July 1, 2014. The Company designated these swaps as fair value hedges. The fair value of the swaps at inception was zero and subsequent changes in the fair value of the interest rate swaps were reflected in the carrying value of the interest rate swaps on the balance sheet. The carrying value of the debt on the balance sheet was adjusted by an equal and offsetting amount. The gain or loss on the hedged item (that is, the fixed-rate borrowings) attributable to the hedged benchmark interest rate risk and the offsetting gain or loss on the related interest rate swaps for fiscal year 2012 and fiscal year 2011 was as follows:

Statement of income classification	November 3, 2012			October 29, 2011
	Loss on Swaps	Gain on Note	Net Income Effect	Loss on Swaps	Gain on Note	Net Income Effect
Other income	$(769)	$769	$—	$(4,614)	$4,614	$—
The amounts earned and owed under the swap agreements were accrued each period and were reported in interest expense. There was no ineffectiveness recognized in any of the periods presented. In the second quarter of fiscal 2012, the Company terminated the interest rate swap agreement. The Company received $19.8 million in cash proceeds from the swap

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

termination, which included $1.3 million in accrued interest. The proceeds, net of interest received, are disclosed in cash flows from financing activities in the consolidated statements of cash flows. As a result of the termination, the carrying value of the 2014 Notes was adjusted for the change in the fair value of the interest component of the debt up to the date of the termination of the swap in an amount equal to the fair value of the swap, to be amortized to earnings as a reduction of interest expense over the remaining life of the debt. During fiscal year 2013 and 2012, $4.6 million and $5.3 million, respectively, were amortized into earnings as a reduction of interest expense related to the swap termination. This amortization is reflected in the consolidated statements of cash flows within operating activities. During the third quarter of fiscal 2013, in conjunction with the redemption of the 2014 Notes, the Company recognized the remaining $8.6 million in unamortized proceeds received from the termination of the interest rate swap as other, net expense.
The market risk associated with the Company’s derivative instruments results from currency exchange rate or interest rate movements that are expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. The counterparties to the agreements relating to the Company’s derivative instruments consist of a number of major international financial institutions with high credit ratings. Based on the credit ratings of the Company’s counterparties as of November 2, 2013, nonperformance is not perceived to be a significant risk. Furthermore, none of the Company’s derivatives are subject to collateral or other security arrangements and none contain provisions that are dependent on the Company’s credit ratings from any credit rating agency. While the contract or notional amounts of derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of the Company’s exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of counterparties to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparties’ obligations under the contracts exceed the obligations of the Company to the counterparties. As a result of the above considerations, the Company does not consider the risk of counterparty default to be significant.

The Company records the fair value of its derivative financial instruments in its consolidated financial statements in other current assets, other assets or accrued liabilities, depending on their net position, regardless of the purpose or intent for holding the derivative contract. Changes in the fair value of the derivative financial instruments are either recognized periodically in earnings or in shareholders’ equity as a component of OCI. Changes in the fair value of cash flow hedges are recorded in OCI and reclassified into earnings when the underlying contract matures. Changes in the fair values of derivatives not qualifying for hedge accounting are reported in earnings as they occur.
The total notional amounts of forward foreign currency derivative instruments designated as hedging instruments of cash flow hedges denominated in Euros, British Pounds, Philippine Pesos and Japanese Yen as of November 2, 2013 and November 3, 2012 was $196.9 million and $151.8 million, respectively. The fair values of these hedging instruments in the Company’s consolidated balance sheets as of November 2, 2013 and November 3, 2012 were as follows:

		Fair Value At
	Balance Sheet Location	November 2, 2013	November 3, 2012
Forward foreign currency exchange contracts	Prepaid expenses and other current assets	$2,377	$1,161
The effect of forward foreign currency derivative instruments designated as cash-flow hedges on the consolidated statements of income and OCI for fiscal 2013 and 2012 were as follows:

	November 2, 2013	November 3, 2012
Loss recognized in OCI on derivatives (net of tax of $409 in 2013 and $1,233 in 2012)	$(2,589)	$(7,923)
Amounts reclassified from OCI into income (net of tax of $195 in 2013 and $1,160 in 2012)	$(1,479)	$7,401

The amounts reclassified into earnings before tax related to forward foreign currency derivative instruments, are recognized in cost of sales and operating expenses for fiscal 2013 and fiscal 2012 were as follows:

	November 2, 2013	November 3, 2012
Cost of sales	$(967)	$3,096
Research and development	$(551)	$2,344
Selling, marketing, general and administrative	$(156)	$3,121

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company estimates that $1.0 million of forward foreign currency derivative instruments included in OCI will be reclassified into earnings within the next 12 months. There was no ineffectiveness during fiscal years ended November 2, 2013 and November 3, 2012.

Accumulated Derivative Gains or Losses
The following table summarizes activity in accumulated other comprehensive (loss) income related to derivatives classified as cash flow hedges held by the Company during the period from October 30, 2011 through November 2, 2013:

	2013	2012
Balance at beginning of year, net of tax	$1,165	$1,687
Changes in fair value of derivatives — gain (loss), net of tax	9,708	(7,923)
(Gain) loss reclassified into earnings from other comprehensive income (loss), net of tax	(1,776)	7,401
Balance at end of year, net of tax	$9,097	$1,165

j.	Fair Value
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
The tables below, set forth by level, the Company’s financial assets and liabilities, excluding accrued interest components, that were accounted for at fair value on a recurring basis as of November 2, 2013 and November 3, 2012. The tables exclude cash on hand and assets and liabilities that are measured at historical cost or any basis other than fair value. As of November 2, 2013 and November 3, 2012, the Company held $45.6 million and $38.9 million, respectively, of cash and held-to-maturity investments that were excluded from the tables below.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	November 2, 2013
	Fair Value measurement at Reporting Date using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents:
Available-for-sale:
Institutional money market funds	$186,896	$—	$—	$186,896
Corporate obligations (1)	—	159,556	—	159,556
Short - term investments:
Available-for-sale:
Securities with one year or less to maturity:
Corporate obligations (1)	—	3,764,213	—	3,764,213
Floating rate notes, issued at par	—	207,521	—	207,521
Floating rate notes (1)	—	113,886	—	113,886
Securities with greater than one year to maturity:
Floating rate notes, issued at par	—	205,203	—	205,203
Other assets:
Forward foreign currency exchange contracts (2)	$—	$2,267	$—	$2,267
Deferred compensation investments	17,431	—	—	17,431
Total assets measured at fair value	$204,327	$4,452,646	$—	$4,656,973
Liabilities
Contingent consideration	—	—	6,479	6,479
Total liabilities measured at fair value	$—	$—	$6,479	$6,479

(1)	The amortized cost of the Company’s investments classified as available-for-sale as of November 2, 2013 was $3,824.0 million.

(2)
The Company has a master netting arrangement by counterparty with respect to derivative contracts. As of November 2, 2013, contracts in a liability position of $2.0 million were netted against contracts in an asset position in the consolidated balance sheet.

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

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

defined milestones. The second step involves converting the cash flows into a present value equivalent through discounting. The discount rate reflects the Baa costs of debt plus the relevant risk associated with the asset and the time value of money.
The fair value measurement of the contingent consideration encompasses the following significant unobservable inputs:

Unobservable Inputs	Range
Estimated contingent consideration payments	$7,000
Discount rate	8% - 10%
Timing of cash flows	1 - 23 months
Probability of achievement	100%
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
The following table summarizes the change in the fair value of the contingent consideration measured using significant unobservable inputs (Level 3) as of November 3, 2012 and November 2, 2013:

Contingent Consideration
Balance as of October 30, 2010	$—
Contingent consideration liability recorded	13,790
Fair value adjustment (2)	183
Balance as of October 29, 2011	$13,973
Payment made (1)	(2,000)
Fair value adjustment (2)	246
Balance as of November 3, 2012	$12,219
Payment made (1)	(6,000)
Fair value adjustment (2)	260
Balance as of November 2, 2013	$6,479

(1)
The payment is reflected in the statements of cash flows as cash used in financing activities related to the liability recognized at fair value as of the acquisition date and as cash provided by operating activities related to the fair value adjustments previously recognized in earnings.

(2)	Recorded in research and development expense in the consolidated statements of income.
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
On June 30, 2009, the Company issued the 2014 Notes with semi-annual fixed interest payments due on January 1 and July 1 of each year, commencing January 1, 2010. On June 6, 2013, the Company redeemed the 2014 Notes. Based on quotes received from third-party banks, the fair value of the 2014 Notes as of November 3, 2012 was $402.5 million and is classified as a Level 1 measurement according to the fair value hierarchy.
On April 4, 2011, the Company issued $375.0 million aggregate principal amount of 3.0% senior unsecured notes due April 15, 2016 (the 2016 Notes) with semi-annual fixed interest payments due on April 15 and October 15 of each year, commencing October 15, 2011. Based on quotes received from third-party banks, the fair value of the 2016 Notes as of November 2, 2013 and November 3, 2012 was $392.8 million and $402.3 million, respectively and is classified as a Level 1 measurement according to the fair value hierarchy.
On June 3, 2013, the Company issued $500.0 million aggregate principal amount of 2.875% senior unsecured notes due June 1, 2023 (the 2023 Notes) with semi-annual fixed interest payments due on June 1 and December 1 of each year, commencing December 1, 2013. Based on quotes received from third-party banks, the fair value of the 2023 Notes as of November 2, 2013 was $466.0 million and is classified as a Level 1 measurement according to the fair value hierarchy.

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

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
As of November 2, 2013 and November 3, 2012, the Company had gross deferred revenue of $309.2 million and $299.0 million, respectively, and gross deferred cost of sales of $61.8 million and $60.5 million, respectively. Deferred income on shipments to distributors increased in fiscal 2013 primarily as a result of a mix shift in favor of higher margin products sold into the channel.
The Company generally offers a twelve-month warranty for its products. The Company’s warranty policy provides for replacement of defective products. Specific accruals are recorded for known product warranty issues. Product warranty expenses during fiscal 2013, 2012 and 2011 were not material.

o.	Accumulated Other Comprehensive (Loss) Income
Other comprehensive (loss) income includes certain transactions that have generally been reported in the consolidated statement of shareholders’ equity. The components of accumulated other comprehensive loss at November 2, 2013 and November 3, 2012 consisted of the following, net of tax:

	2013	2012
Foreign currency translation adjustment	$483	$982
Unrealized gains on available-for-sale securities	953	444
Unrealized losses on available-for-sale securities	(435)	(423)
Unrealized gains on derivative instruments	9,097	1,165
Pension plans
Prior service cost	4,076	4,079
Transition obligation	(82)	(102)
Net actuarial loss	(94,638)	(70,539)
Total accumulated other comprehensive loss	$(80,546)	$(64,394)
As of November 2, 2013, the Company held 137 investment securities, 31 of which were in an unrealized loss position with gross unrealized losses of $0.5 million and an aggregate fair value of $972.2 million. As of November 3, 2012, the Company held 88 investment securities, 29 of which were in an unrealized loss position with gross unrealized losses of $0.5 million and an aggregate fair value of $1,214.1 million. These unrealized losses were primarily related to corporate obligations that earn lower interest rates than current market rates. None of these investments have been in a loss position for more than twelve

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

months. As the Company does not intend to sell these investments and it is unlikely that the Company will be required to sell the investments before recovery of their amortized basis, which will be at maturity, the Company does not consider those investments to be other-than-temporarily impaired at November 2, 2013 and November 3, 2012.

p.	Advertising Expense
Advertising costs are expensed as incurred. Advertising expense was approximately $3.3 million in fiscal 2013, $3.9 million in fiscal 2012 and $4.2 million in fiscal 2011.

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
The following table sets forth the computation of basic and diluted earnings per share:

	2013	2012	2011
Income from continuing operations, net of tax	$673,487	$651,236	$860,894
Gain on sale of discontinued operations, net of tax	—	—	6,500
Net income	$673,487	$651,236	$867,394
Basic shares:
Weighted average shares outstanding	307,763	298,761	299,417
Earnings per share-basic:
Income from continuing operations, net of tax	$2.19	$2.18	$2.88
Total income from discontinued operations, net of tax	—	—	0.02
Net income	$2.19	$2.18	$2.90
Diluted shares:
Weighted average shares outstanding	307,763	298,761	299,417
Assumed exercise of common stock equivalents	6,278	7,430	8,819
Weighted average common and common equivalent shares	314,041	306,191	308,236
Earnings per share-diluted:
Income from continuing operations, net of tax	$2.14	$2.13	$2.79
Total income from discontinued operations, net of tax	—	—	0.02
Net income	$2.14	$2.13	$2.81
Anti-dilutive shares related to:
Outstanding stock options	4,116	7,209	9,526

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

s.	Stock-Based Compensation
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
Standards to be Implemented
Balance Sheet
In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities (ASU No. 2011-11). ASU No. 2011-11 amended ASC 210, Balance Sheet, to converge the presentation of offsetting assets and liabilities between U.S. GAAP and IFRS. ASU No. 2011-11 requires that entities disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. ASU No. 2011-11 is effective for fiscal years, and interim periods within those years, beginning after January 1, 2013, which is the Company’s fiscal year 2014. Subsequently, in January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about offsetting Assets and Liabilities, which clarifies that the scope of ASU No. 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. The adoption of ASU No. 2011-11 and ASU No. 2013-01 in the first quarter of fiscal 2014 will require additional disclosures related to offsetting assets and liabilities but will not impact the Company's financial condition or results of operations.
Comprehensive Income
In January 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income (ASU No. 2013-02), which seeks to improve the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments in ASU No. 2013-02 supersede the presentation requirements for reclassifications out of accumulated other comprehensive income in ASU No. 2011-05, Presentation of Comprehensive Income, and ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No. 2011-05. ASU No. 2013-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012, which is the Company's first quarter of fiscal year 2014. The adoption of ASU No. 2013-02 in the first quarter of fiscal 2014 will affect the presentation of comprehensive income but will not impact the Company's financial condition or results of operations.
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

	2013	2012	2011
Gain on sale of discontinued operations before income taxes	$—	$—	$10,000
Provision for income taxes	—	—	3,500
Gain on sale of discontinued operations, net of tax	$—	$—	$6,500

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

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of November 2, 2013, a total of 3,353,057 common shares were available for future grant under the 2006 Plan and 24,837,852 common shares were reserved for issuance under the 2006 Plan and the Company's previous plans.

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

Grant-Date Fair Value

Information pertaining to the Company’s stock option awards and the related estimated weighted-average assumptions to calculate the fair value of stock options granted is as follows:

Stock Options	2013	2012	2011
Options granted (in thousands)	2,407	2,456	1,990
Weighted-average exercise price	$46.40	$39.58	$37.59
Weighted-average grant-date fair value	$7.38	$7.37	$8.62
Assumptions:
Weighted-average expected volatility	24.6%	28.4%	29.3%
Weighted-average expected term (in years)	5.4	5.3	5.3
Weighted-average risk-free interest rate	1.0%	1.1%	2.1%
Weighted-average expected dividend yield	2.9%	3.0%	2.4%
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
Stock-Based Compensation Expense
The amount of stock-based compensation expense recognized during a period is based on the value of the awards that are ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock-based award. Based on an analysis of its historical forfeitures, the Company has applied an annual forfeiture rate of 4.4% to all unvested stock-based awards as of November 2, 2013. The rate of 4.4% represents the portion that is expected to be forfeited each year over the vesting period. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those options that vest.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additional paid-in-capital (APIC) Pool
The APIC pool represents the excess tax benefits related to share-based compensation that are available to absorb future tax deficiencies. If the amount of future tax deficiencies is greater than the available APIC pool, the Company records the excess as income tax expense in its consolidated statements of income. For fiscal year 2013, the Company had a sufficient APIC pool to cover any tax deficiencies recorded and as a result, these deficiencies did not affect its results of operations. During fiscal years 2012 and 2011, the Company recognized an immaterial amount of income tax expense resulting from tax shortfalls related to share-based compensation in its consolidated statements of income.
Stock-Based Compensation Activity
A summary of the activity under the Company’s stock option plans as of November 2, 2013 and changes during the fiscal year then ended is presented below:

	Options Outstanding (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding November 3, 2012	26,453	$31.73
Options granted	2,407	$46.40
Options exercised	(9,649)	$31.73
Options forfeited	(185)	$32.73
Options expired	(34)	$40.89
Options outstanding at November 2, 2013	18,992	$33.56	5.1	$306,077
Options exercisable at November 2, 2013	12,100	$30.93	3.5	$226,893
Options vested or expected to vest at November 2, 2013 (1)	18,531	$33.35	5.0	$302,569

(1)
In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

The total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) during fiscal 2013, 2012 and 2011 was $128.4 million, $105.4 million and $96.5 million, respectively, and the total amount of proceeds received by the Company from exercise of these options during fiscal 2013, 2012 and 2011 was $306.3 million, $191.8 million and $217.4 million, respectively.
A summary of the Company’s restricted stock unit award activity as of November 2, 2013 and changes during the fiscal year then ended is presented below:

	Restricted Stock Units Outstanding (in thousands)	Weighted- Average Grant- Date Fair Value Per Share
Restricted stock units outstanding at November 3, 2012	3,060	$33.01
Units granted	810	$42.37
Restrictions lapsed	(1,313)	$29.93
Forfeited	(64)	$35.39
Restricted stock units outstanding at November 2, 2013	2,493	$37.62

As of November 2, 2013, there was $82.5 million of total unrecognized compensation cost related to unvested share-based awards comprised of stock options and restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.4 years. The total grant-date fair value of shares that vested during fiscal 2013, 2012 and 2011 was approximately $63.9 million, $48.6 million and $49.6 million, respectively.

Common Stock Repurchase Program
The Company’s common stock repurchase program has been in place since August 2004. In the aggregate, the Board of Directors has authorized the Company to repurchase $5.0 billion of the Company’s common stock under the program. Under the program, the Company may repurchase outstanding shares of its common stock from time to time in the open market and

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

through privately negotiated transactions. Unless terminated earlier by resolution of the Company’s Board of Directors, the repurchase program will expire when the Company has repurchased all shares authorized under the program. As of November 2, 2013, the Company had repurchased a total of approximately 130.1 million shares of its common stock for approximately $4,481.6 million under this program. An additional $518.4 million remains available for repurchase of shares under the current authorized program. The repurchased shares are held as authorized but unissued shares of common stock. The Company also, from time to time, repurchases shares in settlement of employee tax withholding obligations due upon the vesting of restricted stock units or the exercise of stock options. The withholding amount is based on the Company's minimum statutory withholding requirement. Any future common stock repurchases will be dependent upon several factors, including the Company's financial performance, outlook, liquidity and the amount of cash the Company has available in the United States.
Preferred Stock
The Company has 471,934 authorized shares of $1.00 par value preferred stock, none of which is issued or outstanding. The Board of Directors is authorized to fix designations, relative rights, preferences and limitations on the preferred stock at the time of issuance.

4.	Industry, Segment and Geographic Information
The Company operates and tracks its results in one reportable segment based on the aggregation of five operating segments. The Company designs, develops, manufactures and markets a broad range of integrated circuits (ICs). The Chief Executive Officer has been identified as the Chief Operating Decision Maker.
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

	2013			2012		2011
	Revenue	% of Total Product Revenue*	Y/Y%	Revenue	% of Total Product Revenue	Revenue	% of Total Product Revenue
Industrial	$1,219,798	46%	(2)%	$1,246,380	46%	$1,416,686	47%
Automotive	481,803	18%	4%	463,927	17%	418,419	14%
Consumer	403,649	15%	(13)%	464,103	17%	556,056	19%
Communications	528,439	20%	—%	526,732	20%	602,159	20%
Total Revenue	$2,633,689	100%	(2)%	$2,701,142	100%	$2,993,320	100%
________________

*	The sum of the individual percentages do not equal the total due to rounding.

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

	2013			2012		2011
	Revenue	% of Total Product Revenue*	Y/Y%	Revenue	% of Total Product Revenue*	Revenue	% of Total Product Revenue
Converters	$1,180,072	45%	(1)%	$1,192,064	44%	$1,343,487	45%
Amplifiers/Radio frequency	682,759	26%	(2)%	697,687	26%	788,299	26%
Other analog	372,281	14%	(6)%	397,376	15%	410,323	14%
Subtotal analog signal processing	2,235,112	85%	(2)%	2,287,127	85%	2,542,109	85%
Power management & reference	172,920	7%	(5)%	182,134	7%	217,615	7%
Total analog products	$2,408,032	91%	(2)%	$2,469,261	91%	$2,759,724	92%
Digital signal processing	225,657	9%	(3)%	231,881	9%	233,596	8%
Total Revenue	$2,633,689	100%	(2)%	$2,701,142	100%	$2,993,320	100%
________________

*	The sum of the individual percentages do not equal the total due to rounding.
Geographic Information
Revenue by geographic region is based upon the primary location of the Company's customers' design activity for its products. In fiscal years 2013, 2012 and 2011, the predominant countries comprising “Rest of North and South America” are Canada and Mexico; the predominant countries comprising “Europe” are Germany, Sweden, France and the United Kingdom; and the predominant countries comprising “Rest of Asia” are Taiwan and South Korea.

	2013	2012	2011
Revenue from continuing operations
United States	$821,269	$818,653	$866,142
Rest of North and South America	99,215	114,133	144,585
Europe	840,585	852,668	967,417
Japan	292,804	333,558	398,587
China	349,575	341,196	360,594
Rest of Asia	230,241	240,934	255,995
Subtotal all foreign countries	1,812,420	1,882,489	2,127,178
Total revenue	$2,633,689	$2,701,142	$2,993,320
Property, plant and equipment
United States	$201,957	$194,937	$187,013
Ireland	124,227	127,669	128,660
Philippines	165,815	164,727	149,098
All other countries	16,172	13,534	14,068
Subtotal all foreign countries	306,214	305,930	291,826
Total property, plant and equipment	$508,171	$500,867	$478,839

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Special Charges
The Company monitors global macroeconomic conditions on an ongoing basis and continues to assess opportunities for improved operational effectiveness and efficiency, as well as a better alignment of expenses with revenues. As a result of these assessments, the Company has undertaken various restructuring actions over the past several years. These actions are described below.
The following tables display the special charges taken for ongoing actions and a roll-forward from October 30, 2010 to November 2, 2013 of the employee separation and exit cost accruals established related to these actions.

Statement of Income	Reduction of Operating Costs
Workforce reductions	2,239
Total Fiscal 2011 Charges	$2,239
Workforce reductions	7,966
Facility closure costs	186
Non-cash impairment charge	219
Other items	60
Total Fiscal 2012 Charges	$8,431
Workforce reductions	29,848
Total Fiscal 2013 Charges	$29,848

Accrued Restructuring	Reduction of Operating Costs
Balance at October 30, 2010	$5,546
Fiscal 2011 special charges	2,239
Severance payments	(3,913)
Effect of foreign currency on accrual	4
Balance at October 29, 2011	$3,876
Fiscal 2012 special charges	8,431
Severance payments	(8,931)
Facility closure costs	(186)
Non-cash impairment charge	(219)
Effect of foreign currency on accrual	22
Balance at November 3, 2012	$2,993
Fiscal 2013 special charges	29,848
Severance payments	(12,907)
Effect of foreign currency on accrual	21
Balance at November 2, 2013	$19,955
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

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During fiscal 2011, the Company recorded a special charge of approximately $2.2 million for severance and fringe benefit costs in accordance with its ongoing benefit plan or statutory requirements at foreign locations for 25 engineering and SMG&A employees. The Company terminated the employment of all employees associated with these actions.
During fiscal 2012, the Company recorded special charges of approximately $8.4 million. The special charges included $7.9 million for severance and fringe benefit costs in accordance with its ongoing benefit plan or statutory requirements at foreign locations for 95 manufacturing, engineering and SMG&A employees; $0.1 million for contract termination costs; $0.2 million for lease obligation costs for facilities that the Company ceased using during the third quarter of fiscal 2012 and $0.2 million for the write-off of property, plant and equipment. The Company terminated the employment of all employees associated with this action.
During the fiscal 2013, the Company recorded special charges of approximately $29.8 million for severance and fringe benefit costs in accordance with its ongoing benefit plan or statutory requirements at foreign locations for 235 engineering and SMG&A employees. As of November 2, 2013, the Company still employed 98 of the 235 employees included in this cost reduction action. These employees must continue to be employed by the Company until their employment is involuntarily terminated in order to receive the severance benefit.

6.	Acquisitions
On March 30, 2012, the Company acquired privately-held Multigig, Inc. (Multigig) of San Jose, California. The acquisition of Multigig is expected to enhance the Company’s clocking capabilities in stand-alone and embedded applications and strengthen the Company’s high speed signal processing solutions. The acquisition-date fair value of the consideration transferred totaled $26.8 million, which consisted of $24.2 million in initial cash payments at closing and an additional $2.6 million subject to an indemnification holdback that was payable within 15 months of the transaction date. During the third quarter of fiscal 2012, the Company reduced this holdback amount by $0.1 million as a result of indemnification claims. During the third quarter of fiscal 2013, the Company paid the remaining $2.5 million due under the holdback. The Company’s assessment of fair value of the tangible and intangible assets acquired and liabilities assumed was based on their estimated fair values at the date of acquisition, resulting in the recognition of $15.6 million of IPR&D, $1.1 million of developed technology, $7.0 million of goodwill and $3.1 million of net deferred tax assets. The goodwill recognized is attributable to future technologies that have yet to be determined as well as the assembled workforce of Multigig. Future technologies do not meet the criteria for recognition separately from goodwill because they are a part of future development and growth of the business. None of the goodwill is expected to be deductible for tax purposes. During the fourth quarter of fiscal 2012, the Company finalized its purchase accounting for Multigig which resulted in adjustments of $0.4 million to deferred taxes and goodwill. In addition, the Company will be obligated to pay royalties to the Multigig employees on revenue recognized from the sale of certain Multigig products through the earlier of 5 years or the aggregate maximum payment of $1.0 million. Royalty payments to Multigig employees require post-acquisition services to be rendered and, as such, the Company will record these amounts as compensation expense in the related periods. As of November 2, 2013, no royalty payments have been made. The Company recognized $0.5 million of acquisition-related costs that were expensed in fiscal 2012, which were included in operating expenses in the consolidated statement of income.
On June 9, 2011, the Company acquired privately-held Lyric Semiconductor, Inc. (Lyric) of Cambridge, Massachusetts. The acquisition of Lyric gives the Company the potential to achieve significant improvement in power efficiency in mixed signal processing. The acquisition-date fair value of the consideration transferred totaled $27.8 million, which consisted of $14.0 million in initial cash payments at closing and contingent consideration of up to $13.8 million. The contingent consideration arrangement requires additional cash payments to the former equity holders of Lyric upon the achievement of certain technological and product development milestones payable during the period from June 2011 through June 2016. The Company estimated the fair value of the contingent consideration arrangement utilizing the income approach. Changes in the fair value of the contingent consideration subsequent to the acquisition date primarily driven by assumptions pertaining to the achievement of the defined milestones will be recognized in operating income in the period of the estimated fair value change. As of November 2, 2013, the Company had paid $8.0 million in contingent consideration. These payments are reflected in the statements of cash flows as cash used in financing activities related to the liability recognized at fair value as of the acquisition date and cash provided by operating activities related to the fair value adjustments previously recognized in earnings. The Company’s assessment of the fair value of the tangible and intangible assets acquired and liabilities assumed was based on their estimated fair values at the date of acquisition, resulting in the recognition of $12.2 million of IPR&D, $18.9 million of goodwill and $3.3 million of net deferred tax liabilities. The goodwill recognized is attributable to future technologies that have yet to be determined as well as the assembled workforce of Lyric. Future technologies do not meet the criteria for recognition separately from goodwill because they are a part of future development and growth of the business. None of the goodwill is expected to be deductible for tax purposes. The fair value of the remaining contingent consideration was approximately $6.5 million as of November 2, 2013, of which $3.8 million is included in accrued liabilities and $2.7 million is included in other

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

non-current liabilities in the consolidated balance sheet. In addition, the Company will be obligated to pay royalties to the former equity holders of Lyric on revenue recognized from the sale of Lyric products and licenses through the earlier of 20 years or the accrual of a maximum of $25.0 million. Royalty payments to Lyric employees require post-acquisition services to be rendered and, as such, the Company will record these amounts as compensation expense in the related periods. As of November 2, 2013, no royalty payments have been made. The Company recognized $0.2 million of acquisition-related costs that were expensed in fiscal 2011, which were included in operating expenses in the consolidated statement of income.
The Company has not provided pro forma results of operations for Multigig and Lyric herein as they were not material to the Company on either an individual or an aggregate basis. The Company included the results of operations of each acquisition in its consolidated statement of income from the date of each acquisition.

7.	Deferred Compensation Plan Investments
Investments in The Analog Devices, Inc. Deferred Compensation Plan (the Deferred Compensation Plan) are classified as trading. The components of the investments as of November 2, 2013 and November 3, 2012 were as follows:

	2013	2012
Money market funds	$3,462	$17,939
Mutual funds	13,969	10,541
Total Deferred Compensation Plan investments	$17,431	$28,480
The fair values of these investments are based on published market quotes on November 2, 2013 and November 3, 2012, respectively. Adjustments to the fair value of, and income pertaining to, Deferred Compensation Plan investments are recorded in operating expenses. Gross realized and unrealized gains and losses from trading securities were not material in fiscal 2013, 2012 or 2011.
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
Realized gains or losses on investments are determined based on the specific identification basis and are recognized in nonoperating (income) expense. Gross realized gains of approximately $1.3 million and gross realized losses of approximately $0.1 million on sales of available-for-sale investments were recognized in fiscal 2012. There were no material net realized gains or losses from the sales of available-for-sale investments during fiscal 2013 and fiscal 2011.
There were no net unrealized gains or losses on securities classified as other investments as of November 2, 2013 and November 3, 2012.

9.	Accrued Liabilities
Accrued liabilities at November 2, 2013 and November 3, 2012 consisted of the following:

	2013	2012
Accrued compensation and benefits	$71,094	$82,027
Special charges	19,955	2,993
Other	66,551	63,887
Total accrued liabilities	$157,600	$148,907

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Deferred Compensation Plan Liability
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
The Company leases certain facilities, equipment and software under various operating leases that expire at various dates through 2020. The lease agreements frequently include renewal and escalation clauses and require the Company to pay taxes, insurance and maintenance costs. Total rental expense under operating leases was approximately $49 million in fiscal 2013, $48 million in fiscal 2012 and $45 million in fiscal 2011.
The following is a schedule of future minimum rental payments required under long-term operating leases at November 2, 2013:

Operating
Fiscal Years	Leases
2014	$28,045
2015	17,879
2016	9,887
2017	7,016
2018	4,491
Later Years	1,753
Total	$69,071

12.	Commitments and Contingencies
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
The Company and its subsidiaries have various savings and retirement plans covering substantially all employees. The Company maintains a defined contribution plan for the benefit of its eligible U.S. employees. This plan provides for Company contributions of up to 5% of each participant’s total eligible compensation. In addition, the Company contributes an amount equal to each participant’s pre-tax contribution, if any, up to a maximum of 3% of each participant’s total eligible compensation. The total expense related to the defined contribution plan for U.S. employees was $23.1 million in fiscal 2013, $22.8 million in fiscal 2012 and $21.9 million in fiscal 2011. The Company also has various defined benefit pension and other retirement plans for certain non-U.S. employees that are consistent with local statutory requirements and practices. The total expense related to the various defined benefit pension and other retirement plans for certain non-U.S. employees was $26.5 million in fiscal 2013, $18.9 million in fiscal 2012 and $21.4 million in fiscal 2011.
Non-U.S. Plan Disclosures
The Company’s funding policy for its foreign defined benefit pension plans is consistent with the local requirements of each country. The plans’ assets consist primarily of U.S. and non-U.S. equity securities, bonds, property and cash. The benefit obligations and related assets under these plans have been measured at November 2, 2013 and November 3, 2012.
Components of Net Periodic Benefit Cost
Net annual periodic pension cost of non-U.S. plans is presented in the following table:

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2013	2012	2011
Service cost	$11,323	$7,909	$9,175
Interest cost	12,528	10,901	11,395
Expected return on plan assets	(11,771)	(10,469)	(10,938)
Amortization of prior service cost	(235)	—	—
Amortization of transition obligation	20	19	15
Recognized actuarial loss	2,999	361	1,630
Net periodic pension cost	$14,864	$8,721	$11,277
Benefit Obligations and Plan Assets
Obligation and asset data of the Company’s non-U.S. plans at each fiscal year end is presented in the following table:

	2013	2012
Change in Benefit Obligation
Benefit obligation at beginning of year	$272,256	$210,913
Service cost	11,323	7,909
Interest cost	12,528	10,901
Participant contributions	2,412	2,523
Plan Amendments	—	(4,663)
Premiums paid	(244)	(191)
Actuarial loss	41,808	63,127
Benefits paid	(2,693)	(3,411)
Exchange rate adjustment	10,275	(14,852)
Benefit obligation at end of year	$347,665	$272,256
Change in Plan Assets
Fair value of plan assets at beginning of year	$200,161	$184,754
Actual return on plan assets	26,480	18,391
Employer contributions	16,181	10,611
Participant contributions	2,412	2,523
Premiums paid	(244)	(191)
Benefits paid	(2,693)	(3,411)
Exchange rate adjustment	7,032	(12,516)
Fair value of plan assets at end of year	$249,329	$200,161
Reconciliation of Funded Status
Funded status	$(98,336)	$(72,095)
Amounts Recognized in the Balance Sheet
Non-current assets	$—	$2,596
Current liabilities	(642)	(657)
Non-current liabilities	(97,694)	(74,034)
Net amount recognized	$(98,336)	$(72,095)

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2013	2012
Reconciliation of Amounts Recognized in the Statement of Financial Position
Initial net obligation	$(85)	$(109)
Prior service credit	4,657	4,663
Net loss	(110,885)	(82,640)
Accumulated other comprehensive loss	(106,313)	(78,086)
Accumulated contributions in excess of net periodic benefit cost	7,977	5,991
Net amount recognized	$(98,336)	$(72,095)
Changes Recognized in Other Comprehensive Income
Changes in plan assets and benefit obligations recognized in other comprehensive income
Prior service cost	$—	$(4,663)
Net loss arising during the year (includes curtailment gains not recognized as a component of net periodic cost)	$27,099	$55,205
Effect of exchange rates on amounts included in accumulated other comprehensive income (loss)	3,912	(2,202)
Amounts recognized as a component of net periodic benefit cost
Amortization, settlement or curtailment recognition of net transition obligation	(20)	(19)
Amortization or curtailment recognition of prior service credit (cost)	235	—
Amortization or settlement recognition of net loss	(2,999)	(361)
Total recognized in other comprehensive loss	$28,227	$47,960
Total recognized in net periodic cost and other comprehensive loss	$43,091	$56,681
Estimated amounts that will be amortized from accumulated other comprehensive (loss) income over the next fiscal year
Initial net obligation	$(20)	$(20)
Prior service credit	240	228
Net loss	(4,523)	(2,939)
Total	$(4,303)	$(2,731)
The accumulated benefit obligation for non-U.S. pension plans was $272.0 million and $214.5 million at November 2, 2013 and November 3, 2012, respectively.
Information relating to the Company’s non-U.S. plans with projected benefit obligations in excess of plan assets and accumulated benefit obligations in excess of plan assets at each fiscal year end is presented in the following table:

	2013	2012
Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	$347,666	$237,422
Fair value of plan assets	$249,330	$162,731
Plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$280,958	$219,248
Accumulated benefit obligation	$221,715	$175,243
Fair value of plan assets	$185,863	$146,155

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumptions
The range of assumptions used for the non-U.S. defined benefit plans reflects the different economic environments within the various countries. The projected benefit obligation was determined using the following weighted-average assumptions:

	2013	2012
Discount rate	4.05%	4.55%
Rate of increase in compensation levels	2.84%	2.85%
Net annual periodic pension cost was determined using the following weighted average assumptions:

	2013	2012
Discount rate	4.55%	5.60%
Expected long-term return on plan assets	5.59%	5.71%
Rate of increase in compensation levels	2.85%	3.07%
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
Fair value of plan assets
The following table presents plan assets measured at fair value on a recurring basis by investment categories as of November 2, 2013 and November 3, 2012 using the same three-level hierarchy described in Note 2j:

	November 2, 2013				November 3, 2012
	Fair Value Measurement at Reporting Date Using:				Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Unit trust funds(1)	$—	$183,062	$—	$183,062	$—	$142,556	$—	$142,556
Equities(1)	3,676	29,236	83	32,995	2,892	24,176	635	27,703
Fixed income securities(2)	—	29,356	—	29,356	—	26,340	—	26,340
Property(3)	—	—	3,146	3,146	—	—	2,881	2,881
Cash and cash equivalents	770	—	—	770	681	—	—	681
Total assets measured at fair value	$4,446	$241,654	$3,229	$249,329	$3,573	$193,072	$3,516	$200,161
_______________________________________

(1)
The majority of the assets in these categories are invested in a mix of equities, including those from North America, Europe and Asia. The funds are valued using the net asset value method in which an average of the market prices for

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(3)
The majority of the assets in this category are invested in properties in Ireland, the United Kingdom, Europe and other established international markets. Investments in properties are stated at estimated fair values based upon valuations by external independent property appraisers.

The table below presents a reconciliation of the plan assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for fiscal years 2012 and 2013.

	Properties	Equities
Balance as of October 29, 2011	$3,166	$614
Realized and unrealized return on plan assets	12	—
Exchange rate adjustment	(297)	21
Balance as of November 3, 2012	$2,881	$635
Purchases, sales, and settlements, net	—	(522)
Realized and unrealized return on plan assets	116	—
Exchange rate adjustment	149	(30)
Balance as of November 2, 2013	$3,146	$83
Estimated future cash flows
Expected fiscal 2014 Company contributions and estimated future benefit payments are as follows:

Expected Company Contributions
2014	$16,302
Expected Benefit Payments
2014	$3,511
2015	$2,849
2016	$3,500
2017	$3,800
2018	$4,234
2019 through 2023	$32,345

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Income Taxes
The reconciliation of income tax computed at the U.S. federal statutory rates to income tax expense is as follows:

	2013	2012	2011
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
Income tax provision reconciliation:
Tax at statutory rate:	$285,363	$284,737	$371,506
Net foreign income subject to lower tax rate	(162,286)	(117,679)	(144,507)
State income taxes, net of federal benefit	(2,098)	(2,472)	1,162
Valuation allowance	3,113	3,908	(6,700)
Federal research and development tax credits	(12,914)	(964)	(14,681)
Change in uncertain tax positions	37,226	(5,184)	(9,897)
Other, net	(6,568)	(49)	3,670
Total income tax provision	$141,836	$162,297	$200,553
For financial reporting purposes, income before income taxes includes the following components:

	2013	2012	2011
Pretax income:
Domestic	$124,737	$233,478	$355,819
Foreign	690,586	580,055	705,628
Income from continuing operations before income taxes	$815,323	$813,533	$1,061,447
The components of the provision for income taxes are as follows:

	2013	2012	2011
Current:
Federal tax	$88,431	$90,303	$92,103
Foreign	70,656	80,825	104,959
State	448	970	1,787
Total current	$159,535	$172,098	$198,849
Deferred (prepaid):
Federal	$(18,182)	$(9,948)	$9,399
State	1,982	(551)	(5,762)
Foreign	(1,499)	698	(1,933)
Total (prepaid) deferred	$(17,699)	$(9,801)	$1,704
The Company continues to intend to reinvest certain of its foreign earnings indefinitely. Accordingly, no U.S. income taxes have been provided for approximately $3,761.6 million of unremitted earnings of international subsidiaries. As of November 2, 2013, the amount of unrecognized deferred tax liability on these earnings was $1,018.4 million.
The significant components of the Company’s deferred tax assets and liabilities for the fiscal years ended November 2, 2013 and November 3, 2012 are as follows:

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2013	2012
Deferred tax assets:
Inventory reserves	$23,238	$23,496
Deferred income on shipments to distributors	34,882	33,236
Reserves for compensation and benefits	32,473	26,046
Tax credit carryovers	48,920	44,550
Stock-based compensation	89,944	96,140
Depreciation	4,507	4,386
Sale of business assets	22,564	—
Other	24,803	8,712
Total gross deferred tax assets	281,331	236,566
Valuation allowance	(43,502)	(37,350)
Total deferred tax assets	237,829	199,216
Deferred tax liabilities:
Depreciation	(46,636)	(40,634)
Undistributed earnings of foreign subsidiaries	(26,325)	(19,928)
Other	(8,380)	(5,918)
Total gross deferred tax liabilities	(81,341)	(66,480)
Net deferred tax assets	$156,488	$132,736
The valuation allowances of $43.5 million and $37.4 million at November 2, 2013 and November 3, 2012, respectively, are valuation allowances for the Company’s state credit carryovers that began expiring in 2008.
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
As of November 2, 2013 and November 3, 2012, the Company had a liability of $62.3 million and $7.1 million, respectively, for unrealized tax benefits, all of which, if settled in the Company’s favor, would lower the Company’s effective tax rate in the period recorded. In addition, as of November 2, 2013 and November 3, 2012, the Company had a liability of approximately $10.1 million and $4.6 million, respectively, for interest and penalties. The Company includes interest and penalties related to unrecognized tax benefits within the provision for taxes in the consolidated statements of income. The total liability as of November 2, 2013 and November 3, 2012 of $71.3 million and $10.1 million, respectively, for uncertain tax positions is classified as non-current, and is included in other non-current liabilities, because the Company believes that the ultimate payment or settlement of these liabilities may not occur within the next twelve months. The consolidated statements of income for fiscal years 2013, 2012 and 2011 include $7.1 million, ($7.1) million and $0.9 million, respectively, of interest and penalties related to these uncertain tax positions. Over the next fiscal year, the Company anticipates the liability to be reduced by $1.3 million for the possible expiration of an income tax statute of limitations.
The following table summarizes the changes in the total amounts of unrealized tax benefits for fiscal 2011 through fiscal 2013.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unrealized Tax Benefits
Balance, October 29, 2011	$9,665
Reductions for tax positions related to prior years	(6,168)
Additions for tax positions related to prior years	2,212
Additions for tax positions related to current year	1,394
Balance, November 3, 2012	$7,103
Additions for tax positions related to current year	22,762
Additions for tax positions related to prior years	41,945
Reductions for tax positions related to prior years	(2,176)
Reductions due to lapse of applicable statute of limitations	(1,495)
Balance, November 2, 2013	$68,139
The Company has filed a petition with the U.S. Tax Court for one open matter for fiscal years 2006 and 2007 that pertains to Section 965 of the Internal Revenue Code related to the beneficial tax treatment of dividends paid from foreign owned companies under The American Jobs Creation Act. The potential liability for this adjustment is $36.5 million. On September 18, 2013, in a matter not involving the Company, the U.S. Tax Court held that accounts receivable created under Rev. Proc. 99-32 may constitute indebtedness for purposes of Section 965 (b)(3) of the Internal Revenue Code and that the IRS was not precluded from reducing the beneficial dividend received deduction because of the increase in related-party indebtedness (BMC Software Inc. v Commissioner, 141 T.C. No. 5 2013). After analyzing the Tax Court’s decision, the Company has determined that its tax position with respect to the Section 965(b)(3) no longer meets the more likely than not standard of recognition for accounting purposes. Accordingly, the Company recorded a $36.5 million reserve for this matter in the fourth quarter of 2013.
All of the Company's U.S. federal tax returns prior to fiscal year 2010 are no longer subject to examination.
All of the Company's Ireland tax returns prior to fiscal year 2009 are no longer subject to examination.

15.	Revolving Credit Facility
As of November 2, 2013, the Company had $4,682.9 million of cash and cash equivalents and short-term investments, of which $1,318.9 million was held in the United States. The balance of the Company’s cash and cash equivalents and short-term investments was held outside the United States in various foreign subsidiaries. As the Company intends to reinvest its foreign earnings indefinitely, this cash is not available to meet the Company's cash requirements in the United States, including cash dividends and common stock repurchases. During December 2012, the Company terminated its five-year, $165.0 million unsecured revolving credit facility with certain institutional lenders entered into in May 2008. On December 19, 2012, the Company entered into a five-year, $500.0 million senior unsecured revolving credit facility with certain institutional lenders (the Credit Agreement). To date, the Company has not borrowed under this credit facility but the Company may borrow in the future and use the proceeds for repayment of existing indebtedness, stock repurchases, acquisitions, capital expenditures, working capital and other lawful corporate purposes. Revolving loans under the Credit Agreement (other than swing line loans) bear interest, at the Company's option, at either a rate equal to (a) the Eurodollar Rate (as defined in the Credit Agreement) plus a margin based on the Company's debt rating or (b) the Base Rate (defined as the highest of (i) the Bank of America prime rate, (ii) the Federal Funds Rate (as defined in the Credit Agreement) plus .50% or (iii) one month Eurodollar Rate plus 1.00%) plus a margin based on the Company's debt rating. The terms of the facility impose restrictions on the Company’s ability to undertake certain transactions, to create certain liens on assets and to incur certain subsidiary indebtedness. In addition, the Credit Agreement contains a consolidated leverage ratio covenant of total consolidated funded debt to consolidated EBITDA (earnings before interest, taxes, depreciation, and amortization) of not greater than 3.0 to 1.0. As of November 2, 2013, the Company was compliant with these covenants.

16.	Debt
On June 30, 2009, the Company issued $375.0 million aggregate principal amount of 5.0% senior unsecured notes due July 1, 2014 (the 2014 Notes) with semi-annual fixed interest payments due on January 1 and July 1 of each year, commencing January 1, 2010. The sale of the 2014 Notes was made pursuant to the terms of an underwriting agreement dated June 25, 2009 between the Company and Credit Suisse Securities (USA) LLC, as representative of the several underwriters named therein. The net proceeds of the offering were $370.4 million, after issuing at a discount and deducting expenses, underwriting discounts and commissions, which were amortized over the term of the 2014 Notes.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On June 30, 2009, the Company entered into interest rate swap transactions related to its outstanding 2014 Notes where the Company swapped the notional amount of its $375.0 million of fixed rate debt at 5.0% into floating interest rate debt through July 1, 2014. The Company designated these swaps as fair value hedges. The changes in the fair value of the interest rate swaps were reflected in the carrying value of the interest rate swaps in other assets on the balance sheet. The carrying value of the debt on the balance sheet was adjusted by an equal and offsetting amount. In fiscal 2012, the Company terminated the interest rate swap agreement. The Company received $19.8 million in cash proceeds from the swap termination, which included $1.3 million in accrued interest. The proceeds, net of interest received, are disclosed in cash flows from financing activities in the consolidated statements of cash flows. As a result of the termination, the carrying value of the 2014 Notes was adjusted for the change in the fair value of the interest component of the debt up to the date of the termination of the swap in an amount equal to the fair value of the swap, and was amortized into earnings as a reduction of interest expense over the remaining life of the debt. During fiscal year 2012, $5.3 million was amortized into earnings as a reduction of interest expense related to the swap termination. During the third quarter of fiscal 2013, in conjunction with the redemption of the 2014 Notes, the Company recognized the remaining $8.6 million in unamortized proceeds received from the termination of the interest rate swap as other, net expense, within non-operating (income) expense.
During the third quarter of fiscal 2013, the Company redeemed its outstanding 2014 Notes. The redemption price was 104.744% of the principal amount of the 2014 Notes. The Company applied the provisions of Accounting Standards Codification (ASC) Subtopic 470-50, Modifications and Extinguishments (ASC 470-50) in order to determine if the terms of the debt were substantially different and, as a result, whether to apply modification or extinguishment accounting. The Company concluded that the debt transaction qualified as a debt extinguishment and as a result recognized a net loss on debt extinguishment of approximately $10.2 million recorded in other, net within non-operating (income) expense. This loss was comprised of the make-whole premium of $17.8 million paid to bondholders on the 2014 Notes in accordance with the terms of the notes, the recognition of the remaining $8.6 million of unamortized proceeds received from the termination of the interest rate swap associated with the debt, and the write-off of approximately $1.0 million of debt issuance and discount costs that remained to be amortized. The write-off of the remaining unamortized portion of debt issuance costs, discount and swap proceeds are reflected in the Company's condensed consolidated statements of cash flows within operating activities, and the make-whole premium is reflected within financing activities.
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
On April 4, 2011, the Company issued $375.0 million aggregate principal amount of 3.0% senior unsecured notes due April 15, 2016 (the 2016 Notes) with semi-annual fixed interest payments due on April 15 and October 15 of each year, commencing October 15, 2011. The sale of the 2016 Notes was made pursuant to the terms of an underwriting agreement, dated March 30, 2011 between the Company and Credit Suisse Securities (USA) LLC and Merrill Lynch, Pierce, Fenner and Smith Incorporated, as representative of the several underwriters named therein. The net proceeds of the offering were $370.5 million, after issuing at a discount and deducting expenses, underwriting discounts and commissions, which are being amortized over the term of the 2016 Notes. The indenture governing the 2016 Notes contains covenants that may limit the Company’s ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of its assets to, any other party. As of November 2, 2013, the Company was compliant with these covenants. The 2016 Notes are subordinated to any future secured debt and to the other liabilities of the Company’s subsidiaries.
On June 3, 2013, the Company issued $500.0 million aggregate principal amount of 2.875% senior unsecured notes due June 1, 2023 (the 2023 Notes) with semi-annual fixed interest payments due on June 1 and December 1 of each year, commencing December 1, 2013. Prior to issuing the 2023 Notes, on April 24, 2013, the Company entered into a treasury rate lock agreement with Bank of America. This agreement allowed the Company to lock a 10-year US Treasury rate of 1.7845% through June 14, 2013 for its anticipated issuance of the 2023 Notes. Upon issuing the 2023 Notes, the Company simultaneously terminated the treasury rate lock agreement resulting in a gain of approximately $11.0 million. This gain is

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

being amortized into interest expense over the 10-year term of the 2023 Notes. The sale of the 2023 Notes was made pursuant to the terms of an underwriting agreement, dated as of May 22, 2013, among the Company and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC, as the representatives of the several underwriters named therein. The net proceeds of the offering were $493.9 million, after discount and issuance costs. Debt discount and issuance costs are being amortized through interest expense over the term of the 2023 Notes. The indenture governing the 2023 Notes contains covenants that may limit the Company's ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of its assets to, any other party. As of November 2, 2013, the Company was compliant with these covenants. The notes are subordinated to any future secured debt and to the other liabilities of the Company's subsidiaries.
The Company’s principal payments related to its debt obligations are as follows: $375.0 million in fiscal year 2016 and $500.0 million in fiscal year 2023.

17.	Gain on Sale of Product Line

On October 31, 2013, we completed the sale of the assets and intellectual property related to our microphone product line to InvenSense, Inc. (InvenSense). The Company received $100.0 million in cash for the assets and intellectual property and after providing for the write-off of inventory, fixed assets and other costs incurred to complete the transaction, recorded a net gain of $85.4 million in nonoperating income during fiscal 2013. The Company has agreed to provide InvenSense with various transition services subsequent to the closing. The Company may receive additional cash payments, not to exceed $70.0 million, based on the achievement of certain revenue milestones through the first anniversary of the closing date. The sale of the assets and intellectual property related to the microphone product line did not qualify as a discontinued operation as it did not meet the requirement to be considered a component of an entity.

18.	Subsequent Events
On November 25, 2013, the Board of Directors of the Company declared a cash dividend of $0.34 per outstanding share of common stock. The dividend will be paid on December 17, 2013 to all shareholders of record at the close of business on December 6, 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Analog Devices, Inc.

We have audited the accompanying consolidated balance sheets of Analog Devices, Inc. as of November 2, 2013 and November 3, 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended November 2, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(b). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Analog Devices, Inc. at November 2, 2013 and November 3, 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 2, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Analog Devices, Inc.’s internal control over financial reporting as of November 2, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated November 26, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
November 26, 2013

ANALOG DEVICES, INC.
SUPPLEMENTARY FINANCIAL INFORMATION
(Unaudited)
Quarterly financial information for fiscal 2013 and fiscal 2012 (thousands, except per share amounts and as noted):

	4Q13	3Q13	2Q13	1Q13	4Q12	3Q12	2Q12	1Q12
Revenue	678,133	674,172	659,250	622,134	694,964	683,026	675,094	648,058
Cost of sales	233,263	239,110	237,055	231,850	251,682	235,152	234,639	238,668
Gross margin	444,870	435,062	422,195	390,284	443,282	447,874	440,455	409,390
% of Revenue	65.6%	64.5%	64.0%	62.7%	63.8%	65.6%	65.2%	63.2%
Research and development	131,034	128,947	128,110	125,164	130,394	129,694	127,537	124,378
Selling, marketing, general and administrative	98,197	97,773	102,703	97,560	97,609	99,873	99,992	99,045
Special charges	15,777	—	—	14,071	—	5,836	—	2,595
Total operating expenses	245,008	226,720	230,813	236,795	228,003	235,403	227,529	226,018
Operating income	199,862	208,342	191,382	153,489	215,279	212,471	212,926	183,372
% of Revenue	29%	31%	29%	25%	31%	31%	32%	28%
Nonoperating (income) expenses:
Interest expense	6,659	7,672	6,357	6,414	6,391	6,459	6,890	6,682
Interest income	(3,351)	(3,125)	(3,044)	(3,233)	(3,627)	(3,506)	(3,967)	(3,348)
Other, net (a)	(85,958)	8,754	408	199	(9)	49	(1,451)	(48)
Total nonoperating (income) expense	(82,650)	13,301	3,721	3,380	2,755	3,002	1,472	3,286
Income before income taxes	282,512	195,041	187,661	150,109	212,524	209,469	211,454	180,086
% of Revenue	42%	29%	28%	24%	31%	31%	31%	28%
Provision for income taxes (b)	80,958	18,802	23,189	18,887	33,337	39,701	48,555	40,704
Net income	201,554	176,239	164,472	131,222	179,187	169,768	162,899	139,382
% of Revenue	30%	26%	25%	21%	26%	25%	24%	22%
Earnings per share — basic
Net income	0.65	0.57	0.53	0.43	0.60	0.57	0.55	0.47
Earnings per share — diluted
Net income	0.64	0.56	0.52	0.42	0.58	0.56	0.53	0.46
Shares used to compute earnings per share (in thousands):
Basic	311,009	309,117	307,444	303,484	300,679	298,445	298,130	297,788
Diluted	317,216	315,307	313,368	310,275	307,954	305,359	305,921	305,531
Dividends declared per share	0.34	0.34	0.34	0.30	0.30	0.30	0.30	0.25

a) Other, net in the fourth quarter of fiscal 2013 includes a gain on the sale of the assets and intellectual property related to the Company's microphone product line of $85.4 million.

b) The provision for income taxes in the fourth quarter of fiscal 2013 includes (i) $36.5 million of additional tax expense recorded in connection with the Company's uncertain tax position related to the beneficial treatment of dividends paid by a foreign subsidiary and (ii) $26.7 million of income tax expense on the sale of the assets and intellectual property related to the Company's microphone product line.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Analog’s disclosure controls and procedures as of November 2, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of November 2, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management assessed the effectiveness of our internal control over financial reporting as of November 2, 2013. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
Based on this assessment, our management concluded that, as of November 2, 2013, our internal control over financial reporting is effective based on those criteria.
Our independent registered public accounting firm that audited the financial statements included in this annual report has issued an attestation report on our internal control over financial reporting. This report appears below.
(c) Attestation Report of the Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Analog Devices, Inc.

We have audited Analog Devices, Inc.’s internal control over financial reporting as of November 2, 2013 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Analog Devices, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Analog Devices, Inc. maintained, in all material respects, effective internal control over financial reporting as of November 2, 2013, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Analog Devices, Inc. as of November 2, 2013 and November 3, 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended November 2, 2013 of Analog Devices, Inc. and our report dated November 26, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
November 26, 2013

(d) Changes in Internal Controls over Financial Reporting.  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended November 2, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item relating to our directors and nominees is contained in our 2014 proxy statement under the caption “Proposal 1 — Election of Directors” and is incorporated herein by reference. Information required by this item relating to our executive officers is contained under the caption “EXECUTIVE OFFICERS OF THE COMPANY” in Part I of this Annual Report on Form 10-K and is incorporated herein by reference. Information required by this item relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is contained in our 2014 proxy statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.
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
During the fourth quarter of fiscal 2013, we made no material change to the procedures by which shareholders may recommend nominees to our Board of Directors, as described in our 2013 proxy statement.
Information required by this item relating to the audit committee of our Board of Directors is contained in our 2014 proxy statement under the caption “Corporate Governance — Board of Directors Meetings and Committees — Audit Committee” and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
Information required by this item is contained in our 2014 proxy statement under the captions “Corporate Governance — Director Compensation” and “Information About Executive Compensation” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item relating to security ownership of certain beneficial owners and management is contained in our 2014 proxy statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference. Information required by this item relating to securities authorized for issuance under equity compensation plans is contained in our 2014 proxy statement under the caption “Information About Executive Compensation — Securities Authorized for Issuance Under Equity Compensation Plans” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item relating to transactions with related persons is contained in our 2014 proxy statement under the caption “Corporate Governance — Certain Relationships and Related Transactions” and is incorporated herein by reference. Information required by this item relating to director independence is contained in our 2014 proxy statement under the caption “Corporate Governance — Determination of Independence” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this item is contained in our 2014 proxy statement under the caption “Corporate Governance — Independent Registered Public Accounting Firm Fees and Other Matters” and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements
The following consolidated financial statements are included in Item 8 of this Annual Report on Form 10-K:

—	Consolidated Statements of Income for the years ended November 2, 2013, November 3, 2012 and October 29, 2011

—	Consolidated Balance Sheets as of November 2, 2013 and November 3, 2012

—	Consolidated Statements of Shareholders’ Equity for the years ended November 2, 2013, November 3, 2012 and October 29, 2011

—	Consolidated Statements of Comprehensive Income for the years ended November 2, 2013, November 3, 2012 and October 29, 2011

—	Consolidated Statements of Cash Flows for the years ended November 2, 2013, November 3, 2012 and October 29, 2011

(b)	Financial Statement Schedules
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

ANALOG DEVICES, INC.
ANNUAL REPORT ON FORM 10-K
YEAR ENDED NOVEMBER 2, 2013
ITEM 15(b)
FINANCIAL STATEMENT SCHEDULE

ANALOG DEVICES, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Years ended November 2, 2013, November 3, 2012 and October 29, 2011

(Thousands)

	Balance at Beginning of	Additions Charged to		Balance at End of
Description	Period	Income Statement	Deductions	Period
Accounts Receivable Reserves and Allowances:
Year ended October 29, 2011	$1,581	$846	$962	$1,465
Year ended November 3, 2012	$1,465	$1,910	$654	$2,721
Year ended November 2, 2013	$2,721	$1,789	$1,917	$2,593

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANALOG DEVICES, INC.

By:	/s/ VINCENT ROCHE
Vincent Roche President and Chief Executive Officer (Principal Executive Officer)
Date: November 26, 2013
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ray Stata	Chairman of the Board	November 26, 2013
Ray Stata

/s/ Vincent Roche	President and Chief Executive Officer (Principal Executive Officer)	November 26, 2013
Vincent Roche

/s/ David A. Zinsner	Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	November 26, 2013
David A. Zinsner

/s/ Eileen Wynne	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	November 26, 2013
Eileen Wynne

/s/ James A. Champy	Director	November 26, 2013
James A. Champy

/s/ John C. Hodgson	Director	November 26, 2013
John C. Hodgson

/s/ Yves-Andre Istel	Director	November 26, 2013
Yves-Andre Istel

/s/ Neil Novich	Director	November 26, 2013
Neil Novich

/s/ F. Grant Saviers	Director	November 26, 2013
F. Grant Saviers

Name	Title	Date

/s/ Paul J. Severino	Director	November 26, 2013
Paul J. Severino

/s/ Kenton J. Sicchitano	Director	November 26, 2013
Kenton J. Sicchitano

/s/ Lisa T. Su	Director	November 26, 2013
Lisa T. Su

Exhibit Index

Exhibit No.	Description
1.1
Underwriting Agreement, dated March 30, 2011, between Analog Devices, Inc. and Credit Suisse Securities (USA) LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several underwriters named therein, filed as exhibit 1.1 to the Company's Current Report on Form 8-K (File No. 1-7819) as filed with the Commission on March 31, 2011 and incorporated herein by reference.

1.2
Underwriting Agreement, dated May 22, 2013, between Analog Devices, Inc. and J.P. Morgan Securities, LLC, Credit Suisse Securities (USA) LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several underwriters named therein, filed as exhibit 1.1 to the Company's Current Report on Form 8-K (File No. 1-7819) as filed with the Commission on May 23, 2013 and incorporated herein by reference.

3.1
Restated Articles of Organization of Analog Devices, Inc., as amended, filed as exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 2008 (File No. 1-7819) as filed with the Commission on May 20, 2008 and incorporated herein by reference.

3.2
Amendment to Restated Articles of Organization of Analog Devices, Inc., filed as exhibit 3.1 to the Company's Current Report on Form 8-K as filed with the Commission on December 8, 2008 (File No. 1-7819) and incorporated herein by reference.

3.3
Amended and Restated By-Laws of Analog Devices, Inc., filed as exhibit 3.1 to the Company's Current Report on Form 8-K as filed with the Commission on January 28, 2010 (File No. 1-7819) and incorporated herein by reference.

4.1
Indenture, by and between Analog Devices, Inc. and The Bank of New York Mellon Trust Company, N.A. as trustee dated as of June 30, 2009, filed as exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 1, 2009 (File No. 1-7819) as filed with the Commission on August 18, 2009 and incorporated herein by reference.

4.2
Supplemental Indenture, dated April 4, 2011, by and between Analog Devices, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, filed as exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 1-7819) as filed with the Commission on April 4, 2011 and incorporated herein by reference.

4.3
Form of 3.00% Global Note due April 15, 2016, filed as exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 1-7819) as filed with the Commission on April 4, 2011 and incorporated herein by reference.

4.4
Indenture, dated as of June 3, 2013, by and between Analog Devices, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, filed as exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 1-7819) as filed with the Commission on June 3, 2013 and incorporated herein by reference.

4.5
Supplemental Indenture, dated as of June 3, 2013, by and between Analog Devices, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, filed as exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 1-7819) as filed with the Commission on June 3, 2013 and incorporated herein by reference.

*10.1
Analog Devices, Inc. Amended and Restated Deferred Compensation Plan, filed as exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the Commission on December 8, 2008 (File No. 1-7819) and incorporated herein by reference.

*10.2
First Amendment to the Analog Devices, Inc. Amended and Restated Deferred Compensation Plan, filed as exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 2011 (File No. 1-7819) as filed with the Commission on August 16, 2011 and incorporated herein by reference.

*10.3
Trust Agreement for Deferred Compensation Plan dated as of October 1, 2003 between Analog Devices, Inc. and Fidelity Management Trust Company, filed as exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended November 1, 2003 (File No. 1-7819) as filed with the Commission on December 23, 2003 and incorporated herein by reference.

*10.4
First Amendment to Trust Agreement for Deferred Compensation Plan between Analog Devices, Inc. and Fidelity Management Trust Company dated as of January 1, 2005, filed as exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended October 28, 2006 (File No. 1-7819) as filed with the Commission on November 20, 2006 and incorporated herein by reference.

*10.5
Second Amendment to Trust Agreement for Deferred Compensation Plan between Analog Devices, Inc. and Fidelity Management Trust Company dated as of December 10, 2007, filed as exhibit 10.41 to the Company's Annual Report on Form 10-K for the fiscal year ended November 1, 2008 (File No. 1-7819) as filed with the Commission on November 25, 2008 and incorporated herein by reference.

*10.6
1998 Stock Option Plan of Analog Devices Inc., as amended, filed as exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended November 2, 2002 (File No. 1-7819) as filed with the Commission on January 29, 2003 and incorporated herein by reference.

*10.7
Analog Devices, Inc. 2001 Broad-Based Stock Option Plan, as amended, filed as exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended November 2, 2002 (File No. 1-7819) as filed with the Commission on January 29, 2003 and incorporated herein by reference.

Exhibit No.	Description
*10.8
2006 Stock Incentive Plan of Analog Devices, Inc., as amended, filed as exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 5, 2012 (File No. 1-7819) as filed with the Commission on May 22, 2012 and incorporated herein by reference.

*10.9
Form of Global Non-Qualified Stock Option Agreement for Employees for usage under the Company's 2006 Stock Incentive Plan, filed as exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 2013 (File No. 1-7819) as filed with the Commission on May 21, 2013 and incorporated herein by reference.

*10.10
Form of Non-Qualified Stock Option Agreement for Directors for usage under the Company's 2006 Stock Incentive Plan, filed as exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 2013 (File No. 1-7819) as filed with the Commission on May 21, 2013 and incorporated herein by reference.

*10.11
Form of Global Restricted Stock Unit Agreement for Employees for usage under the Company's 2006 Stock Incentive Plan, filed as exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 2013 (File No. 1-7819) as filed with the Commission on May 21, 2013 and incorporated herein by reference.

*10.12
Form of Restricted Stock Unit Agreement for Directors for usage under the Company's 2006 Stock Incentive Plan, filed as exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 2013 (File No. 1-7819) as filed with the Commission on May 21, 2013 and incorporated herein by reference.

*10.13
Analog Devices BV (Ireland) Employee Stock Option Program, as amended, filed as exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended November 2, 2002 (File No. 1-7819) as filed with the Commission on January 29, 2003 and incorporated herein by reference.

*10.14
Amended and Restated Employment Agreement between Jerald G. Fishman and Analog Devices, Inc., dated January 14, 2010, filed as exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 1-7819) as filed with the Commission on January 19, 2010 and incorporated herein by reference.

*10.15
Executive Retention Agreement dated October 22, 2007 between Jerald G. Fishman and Analog Devices, Inc., filed as exhibit 99.2 to the Company's Current Report on Form 8-K (File No. 1-7819) as filed with the Commission on October 26, 2007 and incorporated herein by reference.

*10.16
Amendment to Long-Term Retention Agreement between Jerald G. Fishman and Analog Devices, Inc., filed as exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-7819) as filed with the Commission on January 19, 2010 and incorporated herein by reference.

*10.17
Letter Agreement between Analog Devices Inc. and Jerald G. Fishman dated June 21, 2000 relating to acceleration of stock options upon the occurrence of certain events, filed as exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended October 28, 2000 (File No. 1-7819) as filed with the Commission on January 26, 2001 and incorporated herein by reference.

*10.18
Amendment dated as of October 22, 2007 to the Employee Retention Agreement dated as of January 16, 1989 between Jerald G. Fishman and Analog Devices, Inc., filed as exhibit 99.3 to the Company's Current Report on Form 8-K (File No. 1-7819) as filed with the Commission on October 26, 2007 and incorporated herein by reference.

*10.19
Form of Restricted Stock Unit Agreement between Analog Devices, Inc. and Jerald G. Fishman, filed as exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-7819) as filed with the Commission on September 24, 2012 and incorporated herein by reference.

*10.20
2013 Executive Performance Incentive Plan, filed as exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-7819) as filed with the Commission on October 31, 2012 and incorporated herein by reference.

*10.21
2014 Executive Performance Incentive Plan, filed as exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-7819) as filed with the Commission on September 12, 2013 and incorporated herein by reference.

*10.22
Analog Devices, Inc. Executive Section 162(m) plan, as amended, filed as exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 2013 (File No. 1-7819) as filed with the Commission on May 21, 2013 and incorporated herein by reference.

*10.23
Form of Employee Retention Agreement, filed as exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 5, 2012 (File No. 1-7819) as filed with the Commission on May 22, 2012 and incorporated herein by reference.

*10.24
Employee Change in Control Severance Policy of Analog Devices, Inc., as amended, filed as exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1999 (File No. 1-7819) as filed with the Commission on January 28, 2000 and incorporated herein by reference.

*10.25
Senior Management Change in Control Severance Policy of Analog Devices, Inc., as amended, filed as exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1999 (File No. 1-7819) as filed with the Commission on January 28, 2000 and incorporated herein by reference.

Exhibit No.	Description
*10.26
Offer Letter for David A. Zinsner, dated November 18, 2008, filed as exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2009 (File No. 1-7819) as filed with the Commission on February 18, 2009 and incorporated herein by reference.

*10.27
Form of Indemnification Agreement for Directors and Officers, filed as exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended November 1, 2008 (File No. 1-7819) as filed with the Commission on November 25, 2008 and incorporated herein by reference.

10.28
Amended and Restated Lease Agreement dated May 1, 1992 between Analog Devices, Inc. and the trustees of Everett Street Trust relating to the premises at 3 Technology Way, Norwood, Massachusetts, filed as exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended November 1, 1997 (File No. 1-7819) as filed with the Commission on January 28, 1998 and incorporated herein by reference.

10.29
Guaranty dated as of May 1, 1994 between Analog Devices, Inc. and Metropolitan Life Insurance Company relating to the premises at 3 Technology Way, Norwood, Massachusetts, filed as exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1999 (File No. 1-7819) as filed with the Commission on January 28, 2000 and incorporated herein by reference.

10.30
Letter Agreement dated as of May 18, 1994 between Analog Devices, Inc. and Metropolitan Life Insurance Company relating to the premises at 3 Technology Way, Norwood, Massachusetts, filed as exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1999 (File No. 1-7819) as filed with the Commission on January 28, 2000 and incorporated herein by reference.

10.31
Reimbursement Agreement dated May 18, 1992 between Analog Devices, Inc. and the trustees of Everett Street Trust, filed as exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended November 1, 1997 (File No. 1-7819) as filed with the Commission on January 28, 1998 and incorporated herein by reference.

10.32
Lease Agreement dated November 14, 1997, as amended, between Analog Devices, Inc. and Liberty Property Limited Partnership, relating to premises located at 7736 McCloud Road, Greensboro, North Carolina, filed as exhibit 10.38 to the Company's Annual Report on Form 10-K for the fiscal year ended October 28, 2006 (File No. 1-7819) as filed with the Commission on November 20, 2006 and incorporated herein by reference.

10.33
Fifth Amendment dated September 14, 2007 to Lease Agreement dated November 14, 1997, as amended, between Analog Devices, Inc. and Crown-Greensboro I, LLC (as successor to Liberty Property Limited Partnership), relating to premises located at 7736 McCloud Road, Greensboro, North Carolina, filed as exhibit 10.39 to the Company's Annual Report on Form 10-K for the fiscal year ended November 3, 2007 (File No. 1-7819) as filed with the Commission on November 30, 2007 and incorporated herein by reference.

10.34
Credit Agreement, dated as of December 19, 2012, among Analog Devices, Inc., as Borrower, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer and each lender from time to time party thereto, filed as exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-7819) as filed with the Commission on December 20, 2012 and incorporated herein by reference.

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income for the years ended November 2, 2013, November 3, 2012 and October 29, 2011, (ii) Consolidated Balance Sheets as of November 2, 2013 and November 3, 2012, (iii) Consolidated Statements of Shareholders’ Equity for the years ended November 2, 2013, November 3, 2012 and October 29, 2011, (iv) Consolidated Statements of Comprehensive Income for the years ended November 2, 2013, November 3, 2012 and October 29, 2011, (v) Consolidated Statements of Cash Flows for the years ended November 2, 2013, November 3, 2012 and October 29, 2011, (vi) Notes to Consolidated Financial Statements for the years ended November 2, 2013, November 3, 2012 and October 29, 2011.