Form 10-Q
period 2014-02-01
ANALOG DEVICES INC
filed 2014-02-18
CIK 6281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 1, 2014
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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐    NO  ☑
As of February 1, 2014 there were 312,527,904 shares of common stock of the registrant, $0.16 2/3 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ANALOG DEVICES, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (thousands, except per share amounts)

	Three Months Ended
	February 1, 2014	February 2, 2013
Revenue	$628,238	$622,134
Cost of sales (1)	219,120	231,850
Gross margin	409,118	390,284
Operating expenses:
Research and development (1)	128,646	125,164
Selling, marketing, general and administrative (1)	98,178	97,560
Special charges	2,685	14,071
	229,509	236,795
Operating income	179,609	153,489
Nonoperating expense (income):
Interest expense	6,571	6,414
Interest income	(3,284)	(3,233)
Other, net	431	199
	3,718	3,380
Income before income taxes	175,891	150,109
Provision for income taxes	23,305	18,887
Net income	$152,586	$131,222
Shares used to compute earnings per share – basic	312,286	303,484
Shares used to compute earnings per share – diluted	318,017	310,275
Basic earnings per share	$0.49	$0.43
Diluted earnings per share	$0.48	$0.42
Dividends declared and paid per share	$0.34	$0.30
(1) Includes stock-based compensation expense as follows:
Cost of sales	$1,557	$1,667
Research and development	$4,859	$5,600
Selling, marketing, general and administrative	$4,991	$5,794
See accompanying notes.

ANALOG DEVICES, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) (thousands)

	Three Months Ended
	February 1, 2014	February 2, 2013
Net income	$152,586	$131,222
Foreign currency translation adjustments	(740)	350
Change in unrealized holding (losses) gains (net of taxes of $33 and $46, respectively) on securities classified as short-term investments	(168)	314
Change in unrealized (losses) gains (net of taxes of $329 and $528, respectively) on derivative instruments designated as cash flow hedges	(2,077)	3,538
Changes in pension plans including prior service cost, transition obligation, net actuarial loss and foreign currency translation adjustments, (net of taxes of $162 and $0 respectively)	594	(3,503)
Other comprehensive (loss) income	(2,391)	699
Comprehensive income	$150,195	$131,921

See accompanying notes.

ANALOG DEVICES, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (thousands, except per share amounts)

	February 1, 2014	November 2, 2013
ASSETS
Current Assets
Cash and cash equivalents	$417,227	$392,089
Short-term investments	4,283,882	4,290,823
Accounts receivable, net	328,787	325,144
Inventories (1)	289,935	283,337
Deferred tax assets	112,106	136,299
Prepaid income tax	2,363	2,391
Prepaid expenses and other current assets	36,659	42,342
Total current assets	5,470,959	5,472,425
Property, Plant and Equipment, at Cost
Land and buildings	464,771	458,853
Machinery and equipment	1,764,789	1,733,850
Office equipment	47,706	49,321
Leasehold improvements	52,270	50,870
	2,329,536	2,292,894
Less accumulated depreciation and amortization	1,800,526	1,784,723
Net property, plant and equipment	529,010	508,171
Other Assets
Deferred compensation plan investments	18,047	17,364
Other investments	5,316	3,816
Goodwill	283,167	284,112
Intangible assets, net	28,497	28,552
Deferred tax assets	22,229	26,226
Other assets	42,243	41,084
Total other assets	399,499	401,154
	$6,399,468	$6,381,750
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$124,619	$119,994
Deferred income on shipments to distributors, net	245,236	247,428
Income taxes payable	10,678	45,490
Accrued liabilities	138,961	157,600
Total current liabilities	519,494	570,512
Non-current liabilities
Long-term debt	872,378	872,241
Deferred income taxes	17,506	6,037
Deferred compensation plan liability	18,047	17,364
Other non-current liabilities	176,408	176,020
Total non-current liabilities	1,084,339	1,071,662
Commitments and contingencies
Shareholders’ Equity
Preferred stock, $1.00 par value, 471,934 shares authorized, none outstanding	—	—
Common stock, $0.16 2/3 par value, 1,200,000,000 shares authorized, 312,527,904 shares issued and outstanding (311,045,084 on November 2, 2013)	52,089	51,842
Capital in excess of par value	723,520	711,879
Retained earnings	4,102,963	4,056,401
Accumulated other comprehensive loss	(82,937)	(80,546)
Total shareholders’ equity	4,795,635	4,739,576
	$6,399,468	$6,381,750

(1)	Includes $2,196 and $2,273 related to stock-based compensation at February 1, 2014 and November 2, 2013, respectively.

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(thousands)

	Three Months Ended
	February 1, 2014	February 2, 2013
Cash flows from operating activities:
Net income	$152,586	$131,222
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	27,335	27,755
Amortization of intangibles	55	55
Stock-based compensation expense	11,407	13,061
Excess tax benefit-stock options	(7,604)	(5,975)
Deferred income taxes	(2,993)	(9,635)
Other non-cash activity	1,417	(1,362)
Changes in operating assets and liabilities	(24,730)	2,848
Total adjustments	4,887	26,747
Net cash provided by operating activities	157,473	157,969
Cash flows from investing activities:
Purchases of short-term available-for-sale investments	(2,234,996)	(1,653,593)
Maturities of short-term available-for-sale investments	2,029,319	1,551,147
Sales of short-term available-for-sale investments	212,819	283,164
Additions to property, plant and equipment	(48,123)	(18,269)
Increase in other assets	(3,342)	(2,048)
Net cash (used for) provided by investing activities	(44,323)	160,401
Cash flows from financing activities:
Term loan repayments	—	(60,108)
Dividend payments to shareholders	(106,024)	(90,679)
Repurchase of common stock	(88,963)	(17,001)
Proceeds from employee stock plans	79,600	113,770
Contingent consideration payment	(1,773)	(3,752)
Increase (decrease) in other financing activities	22,248	(1,027)
Excess tax benefit-stock options	7,604	5,975
Net cash used for financing activities	(87,308)	(52,822)
Effect of exchange rate changes on cash	(704)	1,416
Net increase in cash and cash equivalents	25,138	266,964
Cash and cash equivalents at beginning of period	392,089	528,833
Cash and cash equivalents at end of period	$417,227	$795,797
See accompanying notes.

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED FEBRUARY 1, 2014
(all tabular amounts in thousands except per share amounts and percentages)

Note 1 – Basis of Presentation
In the opinion of management, the information furnished in the accompanying condensed consolidated financial statements reflects all normal recurring adjustments that are necessary to fairly state the results for these interim periods and should be read in conjunction with Analog Devices, Inc.’s (the Company) Annual Report on Form 10-K for the fiscal year ended November 2, 2013 and related notes. The results of operations for the interim periods shown in this report are not necessarily indicative of the results that may be expected for the fiscal year ending November 1, 2014 or any future period.
Certain amounts reported in previous periods have been reclassified to conform to the fiscal 2014 presentation. Such reclassified amounts are immaterial. The Company has a 52-53 week fiscal year that ends on the Saturday closest to the last day in October. Fiscal 2014 and fiscal 2013 are 52-week fiscal years.

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

As of February 1, 2014 and November 2, 2013, the Company had gross deferred revenue of $306.3 million and $309.2 million, respectively, and gross deferred cost of sales of $61.1 million and $61.8 million, respectively. Deferred income on shipments to distributors decreased in the first three months of fiscal 2014 primarily as a result of increased shipment volumes of lower margin products to end customers, partially offset by a stronger concentration of higher margin product shipments into the channel.
The Company generally offers a twelve-month warranty for its products. The Company’s warranty policy provides for replacement of defective products. Specific accruals are recorded for known product warranty issues. Product warranty expenses during each of the three-month periods ended February 1, 2014 and February 2, 2013 were not material.

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

Information pertaining to the Company’s stock option awards and the related estimated weighted-average assumptions to calculate the fair value of stock options granted during the three-month periods ended February 1, 2014 and February 2, 2013 are as follows:

	Three Months Ended
Stock Options	February 1, 2014	February 2, 2013
Options granted (in thousands)	16	20
Weighted-average exercise price	$48.97	$39.98
Weighted-average grant-date fair value	$7.06	$5.87
Assumptions:
Weighted-average expected volatility	23.0%	24.1%
Weighted-average expected term (in years)	5.4	5.3
Weighted-average risk-free interest rate	1.6%	0.7%
Weighted-average expected dividend yield	2.7%	3.0%
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
Stock-Based Compensation Expense
The amount of stock-based compensation expense recognized during a period is based on the value of the awards that are ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock-based award. Based on an analysis of its historical forfeitures, the Company has applied an annual forfeiture rate of 4.4% to all unvested stock-based awards as of February 1, 2014. The rate of 4.4% represents the portion that is expected to be forfeited each year over the vesting period. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those options that vest.
Additional paid-in-capital (APIC) Pool
The APIC pool represents the excess tax benefits related to share-based compensation that are available to absorb future tax deficiencies. If the amount of future tax deficiencies is greater than the available APIC pool, the Company records the excess as income tax expense in its condensed consolidated statements of income. During the three-month periods ended February 1, 2014 and February 2, 2013, the Company had available APIC pool to absorb tax deficiencies recorded and as a result, these deficiencies did not affect its results of operations.
Stock-Based Compensation Activity
A summary of the activity under the Company’s stock option plans as of February 1, 2014 and changes during the three-month period then ended is presented below:

Activity during the Three Months Ended February 1, 2014	Options Outstanding (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding November 2, 2013	18,992	$33.56
Options granted	16	$48.97
Options exercised	(2,507)	$31.76
Options forfeited	(115)	$40.79
Options expired	(24)	$45.46
Options outstanding at February 1, 2014	16,362	$33.79	5.2	$236,988
Options exercisable at February 1, 2014	11,131	$30.04	3.8	$202,894
Options vested or expected to vest at February 1, 2014 (1)	15,976	$33.57	5.1	$234,806

(1)
In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. The number of options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

During the three months ended February 1, 2014, the total intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) was $44.9 million and the total amount of proceeds received by the Company from the exercise of these options was $79.6 million.

During the three months ended February 2, 2013, the total intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) was $52.0 million and the total amount of proceeds received by the Company from the exercise of these options was $113.8 million.

A summary of the Company’s restricted stock unit award activity as of February 1, 2014 and changes during the three-month period then ended is presented below:

Activity during the Three Months Ended February 1, 2014	Restricted Stock Units Outstanding (in thousands)	Weighted- Average Grant- Date Fair Value Per Share
Restricted stock units outstanding at November 2, 2013	2,493	$37.62
Units granted	24	$46.81
Restrictions lapsed	(784)	$34.86
Forfeited	(38)	$38.50
Restricted stock units outstanding at February 1, 2014	1,695	$39.00

As of February 1, 2014, there was $70.3 million of total unrecognized compensation cost related to unvested share-based awards comprised of stock options and restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.4 years . The total grant-date fair value of shares that vested during the three months ended February 1, 2014 and February 2, 2013 was approximately $39.5 million and $50.2 million, respectively.

Note 4 – Common Stock Repurchase
The Company’s common stock repurchase program has been in place since August 2004. As of February 1, 2014, in the aggregate, the Board of Directors has authorized the Company to repurchase $5.0 billion of the Company’s common stock under the program. Under the program, the Company may repurchase outstanding shares of its common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of the Company’s Board of Directors, the repurchase program will expire when the Company has repurchased all shares authorized under the program. As of February 1, 2014, the Company had repurchased a total of approximately 131.6 million shares of its common stock for approximately $4,556.6 million under this program. As of February 1, 2014, an additional $443.4 million remains available for repurchase of shares under the current authorized program. The repurchased shares are held as authorized but unissued shares of common stock. The Company also, from time to time, repurchases shares in settlement of employee tax withholding obligations due upon the vesting of restricted stock units, or in certain limited circumstances to satisfy the exercise price of options granted to the Company’s employees under the Company’s equity compensation plans. Any future common stock repurchases will be dependent upon several factors, including the Company's financial performance, outlook, liquidity and the amount of cash the Company has available in the United States.

Note 5 – Accumulated Other Comprehensive Income (Loss)

The following table provides the changes in accumulated other comprehensive income (loss), OCI, by component and the related tax effects during the first three months of fiscal 2014.

	Foreign currency translation adjustment	Unrealized holding Gains on securities classified as short-term investments	Unrealized holding (losses) on securities classified as short-term investments	Unrealized holding Gains (losses) on Derivatives	Pension Plans	Total
November 3, 2013	$483	$953	$(435)	$9,097	$(90,644)	$(80,546)
Other comprehensive income before reclassifications	(740)	(111)	(90)	(2,113)	(324)	(3,378)
Amounts reclassified out of other comprehensive income	—	—	—	(293)	1,080	787
Tax effects	—	30	3	329	(162)	200
Other comprehensive income	(740)	(81)	(87)	(2,077)	594	(2,391)
February 1, 2014	$(257)	$872	$(522)	$7,020	$(90,050)	$(82,937)

The amounts reclassified out of accumulated other comprehensive income into the consolidated condensed statement of income, with presentation location during each period were as follows:

	Three Months Ended
	February 1, 2014
Comprehensive Income Component		Location
Unrealized holding (losses) gains on derivatives
Currency forwards	$312	Cost of sales
	(389)	Research and development
	58	Selling, marketing, general and administrative
Treasury rate lock	(274)	Interest, expense
	(293)	Total before tax
	98	Tax
	$(195)	Net of tax

Amortization of pension components
Transition obligation	$5	a
Prior service credit	(60)	a
Actuarial losses	1,135	a
	1,080	Total before tax
	(162)	Tax
	$918	Net of tax

Total amounts reclassified out of accumulated other comprehensive income, net of tax	$723
______________
a) The amortization of pension components is included in the computation of net periodic pension cost. For further information see Note 13, Retirement Plans, contained in Item 8 of the Annual Report on Form 10-K for the fiscal year ended November 2, 2013.

The Company estimates $1.6 million of net derivative unrealized holding gains included in OCI will be reclassified into earnings within the next twelve months. There was no ineffectiveness in the three-month periods ended February 1, 2014 and February 2, 2013.
Unrealized gains and losses on available-for-sale securities classified as short-term investments at February 1, 2014 and November 2, 2013 are as follows:

	February 1, 2014	November 2, 2013
Unrealized gains on securities classified as short-term investments	$1,026	$1,137
Unrealized losses on securities classified as short-term investments	(601)	(511)
Net unrealized gains on securities classified as short-term investments	$425	$626
As of February 1, 2014, the Company held 143 investment securities, 40 of which were in an unrealized loss position with an aggregate fair value of $1,281.6 million. As of November 2, 2013, the Company held 137 investment securities, 31 of which were in an unrealized loss position with an aggregate fair value of $972.2 million. These unrealized losses were primarily related to corporate obligations that earn lower interest rates than current market rates. None of these investments have been in a loss position for more than twelve months. As the Company does not intend to sell these investments and it is unlikely that the Company will be required to sell the investments before recovery of their amortized basis, which will be at maturity, the Company does not consider those investments to be other-than-temporarily impaired at February 1, 2014 and November 2, 2013.

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
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	February 1, 2014	February 2, 2013
Net Income	$152,586	$131,222
Basic shares:
Weighted-average shares outstanding	312,286	303,484
Earnings per share basic:	$0.49	$0.43
Diluted shares:
Weighted-average shares outstanding	312,286	303,484
Assumed exercise of common stock equivalents	5,731	6,791
Weighted-average common and common equivalent shares	318,017	310,275
Earnings per share diluted:	$0.48	$0.42
Anti-dilutive shares related to:
Outstanding stock options	2,242	5,641

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
The following tables display the special charges taken for ongoing actions and a roll-forward from November 2, 2013 to February 1, 2014 of the employee separation and exit cost accruals established related to these actions.

	Reduction of Operating Costs
Statement of Income	2012	2013	2014
Workforce reductions	$7,966	$29,848	$2,685
Facility closure costs	186	—	—
Non-cash impairment charge	219	—	—
Other items	60	—	—
Total Charges	$8,431	$29,848	$2,685

Accrued Restructuring	Reduction of Operating Costs
Balance at November 2, 2013	$19,955
First quarter 2014 special charge	2,685
Severance payments	(4,171)
Effect of foreign currency on accrual	(4)
Balance at February 1, 2014	$18,465

Reduction of Operating Costs
During fiscal 2012, the Company recorded special charges of approximately $8.4 million. These special charges included: $8.0 million for severance and fringe benefit costs in accordance with its ongoing benefit plan or statutory requirements at foreign locations for 95 manufacturing, engineering and selling, marketing, general and administrative (SMG&A) employees; $0.2 million for lease obligation costs for facilities that the Company ceased using during the third quarter of fiscal 2012; $0.1 million for contract termination costs; and $0.2 million for the write-off of property, plant and equipment. The Company terminated the employment of all employees associated with these actions.
During fiscal 2013, the Company recorded special charges of approximately $29.8 million for severance and fringe benefit costs in accordance with its ongoing benefit plan or statutory requirements at foreign locations for 235 engineering and SMG&A employees. As of February 1, 2014, the Company employed 35 of the 235 employees included in this cost reduction action. These employees must continue to be employed by the Company until their employment is involuntarily terminated in order to receive the severance benefit.
During the first quarter of fiscal 2014, the Company recorded a special charge of approximately $2.7 million for severance and fringe benefit costs in accordance with its ongoing benefit plan or statutory requirements at foreign locations for 30 engineering and SMG&A employees. As of February 1, 2014, the Company employed 12 of the 30 employees included in this cost reduction action. These employees must continue to be employed by the Company until their employment is involuntarily terminated in order to receive the severance benefit.

Note 8 – Segment Information
The Company operates and tracks its results in one reportable segment based on the aggregation of five operating segments. The Company designs, develops, manufactures and markets a broad range of integrated circuits. The Chief Executive Officer has been identified as the Chief Operating Decision Maker.
Revenue Trends by End Market
The following table summarizes revenue by end market. The categorization of revenue by end market is determined using a variety of data points including the technical characteristics of the product, the “sold to” customer information, the “ship to” customer information and the end customer product or application into which the Company’s product will be incorporated. As data systems for capturing and tracking this data evolve and improve, the categorization of products by end market can vary over time. When this occurs, the Company reclassifies revenue by end market for prior periods. Such reclassifications typically do not materially change the sizing of, or the underlying trends of results within, each end market. The results below in the consumer end market are reflective of the sale of the Company's microphone product line in the fourth quarter of fiscal 2013.

	Three Months Ended
	February 1, 2014			February 2, 2013
	Revenue	% of Revenue	Y/Y%	Revenue	% of Revenue*
Industrial	$290,365	46%	3%	$281,209	45%
Automotive	124,157	20%	15%	107,760	17%
Consumer	74,119	12%	(31)%	107,356	17%
Communications	139,597	22%	11%	125,809	20%
Total revenue	$628,238	100%	1%	$622,134	100%
* The sum of the individual percentages does not equal the total due to rounding.

Revenue Trends by Product Type
The following table summarizes revenue by product categories. The categorization of the Company’s products into broad categories is based on the characteristics of the individual products, the specification of the products and in some cases the specific uses that certain products have within applications. The categorization of products into categories is therefore subject to judgment in some cases and can vary over time. In instances where products move between product categories, the Company reclassifies the amounts in the product categories for all prior periods. Such reclassifications typically do not materially change the sizing of, or the underlying trends of results within, each product category. The results below in the other analog product category market are reflective of the sale of the Company's microphone product line in the fourth quarter of fiscal 2013.

	Three Months Ended
	February 1, 2014			February 2, 2013
	Revenue	% of Revenue	Y/Y%	Revenue	% of Revenue*
Converters	$290,551	46%	5%	$277,940	45%
Amplifiers / Radio frequency	164,714	26%	4%	157,978	25%
Other analog	79,419	13%	(17)%	95,158	15%
Subtotal analog signal processing	534,684	85%	1%	531,076	85%
Power management & reference	38,710	6%	(2)%	39,382	6%
Total analog products	$573,394	91%	1%	$570,458	92%
Digital signal processing	54,844	9%	6%	51,676	8%
Total revenue	$628,238	100%	1%	$622,134	100%
* The sum of the individual percentages does not equal the total due to rounding.

Revenue Trends by Geographic Region
Revenue by geographic region, based on the primary location of the Company's customers’ design activity for its products, for the three-month periods ended February 1, 2014 and February 2, 2013 were as follows:

	Three Months Ended
Region	February 1, 2014	February 2, 2013
United States	$182,298	$204,271
Rest of North and South America	19,436	23,512
Europe	200,687	189,298
Japan	71,091	64,688
China	100,484	84,769
Rest of Asia	54,242	55,596
Total revenue	$628,238	$622,134
In the three-month periods ended February 1, 2014 and February 2, 2013, the predominant country comprising “Rest of North and South America” is Canada; the predominant countries comprising “Europe” are Germany, Sweden, France and the United Kingdom; and the predominant countries comprising “Rest of Asia” are Taiwan and South Korea.

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
The tables below, set forth by level the Company’s financial assets and liabilities, excluding accrued interest components that were accounted for at fair value on a recurring basis as of February 1, 2014 and November 2, 2013. The tables exclude cash on hand and assets and liabilities that are measured at historical cost or any basis other than fair value. As of February 1, 2014 and November 2, 2013, the Company held $38.6 million and $45.6 million, respectively, of cash and held-to-maturity investments that were excluded from the tables below.

	February 1, 2014
	Fair Value measurement at Reporting Date using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents:
Available-for-sale:
Institutional money market funds	$77,726	$—	$—	$77,726
Corporate obligations (1)	—	300,862	—	300,862
Short - term investments:
Available-for-sale:
Securities with one year or less to maturity:
Corporate obligations (1)	—	3,798,468	—	3,798,468
Floating rate notes, issued at par	—	282,549	—	282,549
Floating rate notes (1)	—	62,761	—	62,761
Securities with greater than one year to maturity:
Floating rate notes, issued at par	—	140,104	—	140,104
Other assets:
Deferred compensation investments	18,514	—	—	18,514
Total assets measured at fair value	$96,240	$4,584,744	$—	$4,680,984
Liabilities
Contingent consideration	$—	$—	$4,682	$4,682
Forward foreign currency exchange contracts (2)	—	467	—	467
Total liabilities measured at fair value	$—	$467	$4,682	$5,149

(1)	The amortized cost of the Company’s investments classified as available-for-sale as of February 1, 2014 was $3,886.4 million.

(2)	The Company has a master netting arrangement by counterparty with respect to derivative contracts. See Note 10, Derivatives, for more information related to the Company's master netting arrangements.

	November 2, 2013
	Fair Value measurement at Reporting Date using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents:
Available-for-sale:
Institutional money market funds	$186,896	$—	$—	$186,896
Corporate obligations (1)	—	159,556	—	159,556
Short - term investments:
Available-for-sale:
Securities with one year or less to maturity:
Corporate obligations (1)	—	3,764,213	—	3,764,213
Floating rate notes, issued at par	—	207,521	—	207,521
Floating rate notes (1)	—	113,886	—	113,886
Securities with greater than one year to maturity:
Floating rate notes, issued at par	—	205,203	—	205,203
Other assets:
Forward foreign currency exchange contracts (2)	—	2,267	—	2,267
Deferred compensation investments	17,431	—	—	17,431
Total assets measured at fair value	$204,327	$4,452,646	$—	$4,656,973
Liabilities
Contingent consideration	—	—	6,479	6,479
Total liabilities measured at fair value	$—	$—	$6,479	$6,479

(1)	The amortized cost of the Company’s investments classified as available-for-sale as of November 2, 2013 was $3,824.0 million.

(2)	The Company has a master netting arrangement by counterparty with respect to derivative contracts. See Note 10, Derivatives, for more information related to the Company's master netting arrangements.
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

The fair value measurement of the contingent consideration encompasses the following significant unobservable inputs:

Unobservable Inputs	Range
Estimated contingent consideration payments	$5,000
Discount rate	8% - 10%
Timing of cash flows	1 - 20 months
Probability of achievement	100%
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
The following table summarizes the change in the fair value of the contingent consideration measured using significant unobservable inputs (Level 3) as of November 2, 2013 and February 1, 2014:

Contingent Consideration
Balance as of November 2, 2013	$6,479
Payment made (1)	(2,000)
Fair value adjustment (2)	203
Balance as of February 1, 2014	$4,682

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
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
On April 4, 2011, the Company issued $375.0 million aggregate principal amount of 3.0% senior unsecured notes due April 15, 2016 (the 2016 Notes) with semi-annual fixed interest payments due on April 15 and October 15 of each year, commencing October 15, 2011. Based on quotes received from third-party banks, the fair value of the 2016 Notes as of February 1, 2014 and November 2, 2013 was $391.5 million and $392.8 million, respectively, and is classified as a Level 1 measurement according to the fair value hierarchy.
On June 3, 2013, the Company issued $500.0 million aggregate principal amount of 2.875% senior unsecured notes due June 1, 2023 (the 2023 Notes) with semi-annual fixed interest payments due on June 1 and December 1 of each year, commencing December 1, 2013. Based on quotes received from third-party banks, the fair value of the 2023 Notes as of February 1, 2014 and November 2, 2013 was $463.0 million and $466.0 million, respectively, and is classified as a Level 1 measurement according to the fair value hierarchy.

Note 10 – Derivatives
Foreign Exchange Exposure Management — The Company enters into forward foreign currency exchange contracts to offset certain operational and balance sheet exposures from the impact of changes in foreign currency exchange rates. Such exposures result from the portion of the Company’s operations, assets and liabilities that are denominated in currencies other than the U.S. dollar, primarily the Euro; other significant exposures include the Philippine Peso, the Japanese Yen and the British Pound. These foreign currency exchange contracts are entered into to support transactions made in the normal course of business, and accordingly, are not speculative in nature. The contracts are for periods consistent with the terms of the underlying transactions, generally one year or less. Hedges related to anticipated transactions are designated and documented at the inception of the respective hedges as cash flow hedges and are evaluated for effectiveness monthly. Derivative instruments are employed to eliminate or minimize certain foreign currency exposures that can be confidently identified and quantified. As the terms of the contract and the underlying transaction are matched at inception, forward contract effectiveness is calculated by comparing the change in fair value of the contract to the change in the forward value of the anticipated transaction, with the effective portion of the gain or loss on the derivative reported as a component of accumulated OCI in shareholders’ equity and reclassified into earnings in the same period during which the hedged transaction affects earnings. Any residual change in fair value of the instruments, or ineffectiveness, is recognized immediately in other (income) expense. Additionally, the Company enters into forward foreign currency contracts that economically hedge the gains and losses generated by the re-measurement of certain recorded assets and liabilities in a non-functional currency. Changes in the fair value of these undesignated hedges are recognized in other (income) expense immediately as an offset to the changes in the fair value of the asset or liability being hedged. As of February 1, 2014 and November 2, 2013, the total notional amount of these undesignated hedges was $37.4 million and $33.4 million, respectively. The fair value of these undesignated hedges in the Company’s condensed consolidated balance sheets as of February 1, 2014 and November 2, 2013 was immaterial.
Interest Rate Exposure Management — The Company's current and future debt may be subject to interest rate risk.  The Company utilizes interest rate derivatives to alter interest rate exposure in an attempt to reduce the effects of these changes. On April 24, 2013, the Company entered into a treasury rate lock agreement with Bank of America. This agreement allowed the Company to lock a 10-year US Treasury rate of 1.7845% through June 14, 2013 for its anticipated issuance of the 2023 Notes. The Company designated this agreement as a cash flow hedge. On June 3, 2013, the Company terminated the treasury rate lock simultaneously with the issuance of the 2023 Notes which resulted in a gain of approximately $11.0 million. This gain is being amortized into interest expense over the 10-year term of the 2023 Notes. See Note 5, Accumulated Other Comprehensive Income (Loss), for more information relating to the amortization of the treasury rate lock into interest expense.
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
The market risk associated with the Company’s derivative instruments results from currency exchange rate or interest rate movements that are expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. The counterparties to the agreements relating to the Company’s derivative instruments consist of a number of major international financial institutions with high credit ratings. Based on the credit ratings of the Company’s counterparties as of February 1, 2014, nonperformance is not perceived to be a significant risk. Furthermore, none of the Company’s derivatives are subject to collateral or other security arrangements and none contain provisions that are dependent on the Company’s credit ratings from any credit rating agency. While the contract or notional amounts of derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of the Company’s exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of counterparties to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparties’ obligations under the contracts exceed the obligations of the Company to the counterparties. As a result of the above considerations, the Company does not consider the risk of counterparty default to be significant.

The Company records the fair value of its derivative financial instruments in its condensed consolidated financial statements in other current assets, other assets or accrued liabilities, depending on their net position, regardless of the purpose or intent for holding the derivative contract. Changes in the fair value of the derivative financial instruments are either recognized periodically in earnings or in shareholders’ equity as a component of OCI. Changes in the fair value of cash flow hedges are recorded in OCI and reclassified into earnings when the underlying contract matures. Changes in the fair values of derivatives not qualifying for hedge accounting or the ineffective portion of designated hedges are reported in earnings as they occur.
The total notional amounts of forward foreign currency derivative instruments designated as hedging instruments of cash flow hedges denominated in Euros, British Pounds, Philippine Pesos and Japanese Yen as of February 1, 2014 and November 2, 2013 was $194.6 million and $196.9 million, respectively. The fair values of these hedging instruments in the Company’s condensed consolidated balance sheets as of February 1, 2014 and November 2, 2013 were as follows:

		Fair Value At
	Balance Sheet Location	February 1, 2014	November 2, 2013
Forward foreign currency exchange contracts	Prepaid expenses and other current assets	$—	$2,377
	Accrued liabilities	$464	$—

For information on the unrealized holding gains (losses) on derivatives included in and reclassified out of accumulated other comprehensive income into the condensed consolidated statement of income related to forward foreign currency exchange contracts, see Note 5, Accumulated Other Comprehensive Income (Loss).

All of the Company’s derivative financial instruments are subject to master netting arrangements that allow the Company and its counterparties to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled under these arrangements have been presented in the Company's consolidated balance sheet on a net basis. As of February 1, 2014 and November 2, 2013, none of the master netting arrangements involved collateral. The following table presents the gross amounts of the Company's derivative assets and liabilities and the net amounts recorded in our consolidated balance sheet:

	February 1, 2014	November 2, 2013
Gross amount of recognized (liabilities) assets	$(3,221)	$4,217
Gross amounts offset in the consolidated balance sheet	2,754	(1,950)
Net amount presented in the consolidated balance sheet (liabilities) assets	$(467)	$2,267

Note 11 – Goodwill and Intangible Assets
Goodwill
The Company evaluates goodwill for impairment annually, as well as whenever events or changes in circumstances suggest that the carrying value of goodwill may not be recoverable. The Company tests goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis on the first day of the fourth quarter (on or about August 3) or more frequently if indicators of impairment exist. For the Company’s latest annual impairment assessment that occurred on August 4, 2013, the Company identified its reporting units to be its five operating segments, which meet the aggregation criteria for one reportable segment. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company determines the fair value of its reporting units using the income approach methodology of valuation that includes the discounted cash flow method, as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. No impairment of goodwill resulted in any of the fiscal periods presented. The Company’s next annual impairment assessment will be performed as of the first day of the fourth quarter of fiscal 2014, unless indicators arise that would require the Company to reevaluate at an earlier date. The following table presents the changes in goodwill during the first three months of fiscal 2014:

Three Months Ended
February 1, 2014
Balance as of November 2, 2013	$284,112
Foreign currency translation adjustment	(945)
Balance as of February 1, 2014	$283,167
Intangible Assets
The Company reviews finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of assets may not be recoverable. Recoverability of these assets is measured by comparison of their carrying value to future undiscounted cash flows the assets are expected to generate over their remaining economic lives. If such assets are considered to be impaired, the impairment to be recognized in earnings equals the amount by which the carrying value of the assets exceeds their fair value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. As of February 1, 2014 and November 2, 2013, the Company’s finite-lived intangible assets consisted of the following which related to the acquisition of Multigig, Inc. (See Note 16, Acquisitions):

	February 1, 2014		November 2, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Technology-based	$1,100	$403	$1,100	$348
For the three-month periods ended February 1, 2014 and February 2, 2013, amortization expense related to finite-lived intangible assets was $0.1 million and $0.1 million, respectively. The remaining amortization expense will be recognized over a period of approximately 3.3 years.
The Company expects annual amortization expense for intangible assets to be:

Fiscal Year	Amortization Expense
Remainder of fiscal 2014	$165
2015	$220
2016	$220
2017	$92
Indefinite-lived intangible assets are tested for impairment on an annual basis on the first day of the fourth quarter (on or about August 3) or more frequently if indicators of impairment exist. No impairment of intangible assets resulted from the impairment tests in any of the fiscal periods presented.
Intangible assets, excluding in-process research and development (IPR&D), are amortized on a straight-line basis over their estimated useful lives or on an accelerated method of amortization that is expected to reflect the estimated pattern of economic use. IPR&D assets are considered indefinite-lived intangible assets until completion or abandonment of the associated research and development efforts. Upon completion of the projects, the IPR&D assets will be amortized over their estimated useful lives.

Indefinite-lived intangible assets consisted of $27.8 million of IPR&D as of February 1, 2014 and November 2, 2013.

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
Net periodic pension cost of non-U.S. plans is presented in the following table:

	Three Months Ended
	February 1, 2014	February 2, 2013
Service cost	$3,398	$2,856
Interest cost	3,530	3,137
Expected return on plan assets	(3,416)	(2,952)
Amortization of initial net obligation	5	5
Amortization of prior service cost	(61)	(58)
Amortization of net loss	1,143	748
Net periodic pension cost	$4,599	$3,736
Pension contributions of $4.6 million were made by the Company during the three months ended February 1, 2014. The Company presently anticipates contributing an additional $12.9 million to fund its defined benefit pension plans in fiscal year 2014 for a total of $17.5 million.

Note 13 – Revolving Credit Facility

As of February 1, 2014, the Company had $4,701.1 million of cash and cash equivalents and short-term investments, of which $1,244.1 million was held in the United States. The balance of the Company's cash and cash equivalents and short-term investments was held outside the United States in various foreign subsidiaries. As the Company intends to reinvest its foreign earnings indefinitely, this cash is not available to meet the Company's cash requirements in the United States, including cash dividends and common stock repurchases. During December 2012, the Company terminated its five-year, $165.0 million unsecured revolving credit facility with certain institutional lenders entered into in May 2008. On December 19, 2012, the Company entered into a five-year, $500.0 million senior unsecured revolving credit facility with certain institutional lenders (the Credit Agreement). To date, the Company has not borrowed under this credit facility but the Company may borrow in the future and use the proceeds for repayment of existing indebtedness, stock repurchases, acquisitions, capital expenditures, working capital and other lawful corporate purposes. Revolving loans under the Credit Agreement (other than swing line loans) bear interest, at the Company's option, at either a rate equal to (a) the Eurodollar Rate (as defined in the Credit Agreement) plus a margin based on the Company's debt rating or (b) the Base Rate (defined as the highest of (i) the Bank of America prime rate, (ii) the Federal Funds Rate (as defined in the Credit Agreement) plus .50% and (iii) one month Eurodollar Rate plus 1.00%) plus a margin based on the Company's debt rating. The terms of the facility impose restrictions on the Company’s ability to undertake certain transactions, to create certain liens on assets and to incur certain subsidiary indebtedness. In addition, the Credit Agreement contains a consolidated leverage ratio covenant of total consolidated funded debt to consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) of not greater than 3.0 to 1.0. As of February 1, 2014, the Company was compliant with these covenants.

Note 14 – Debt
On June 30, 2009, the Company issued $375.0 million aggregate principal amount of 5.0% senior unsecured notes due July 1, 2014 (the 2014 Notes) with semi-annual fixed interest payments due on January 1 and July 1 of each year, commencing January 1, 2010. The sale of the 2014 Notes was made pursuant to the terms of an underwriting agreement, dated June 25, 2009, between the Company and Credit Suisse Securities (USA) LLC, as representative of the several underwriters named therein. The net proceeds of the offering were $370.4 million, after issuing at a discount and deducting expenses, underwriting discounts and commissions, which were amortized over the term of the 2014 Notes.
On June 30, 2009, the Company entered into interest rate swap transactions related to its outstanding 2014 Notes where the Company swapped the notional amount of its $375.0 million of fixed rate debt at 5.0% into floating interest rate debt through July 1, 2014. The Company designated these swaps as fair value hedges. The changes in the fair value of the interest rate swaps were reflected in the carrying value of the interest rate swaps in other assets on the balance sheet. The carrying value of the debt on the balance sheet was adjusted by an equal and offsetting amount. In fiscal 2012, the Company terminated the interest rate swap agreement. The Company received $19.8 million in cash proceeds from the swap termination, which included $1.3 million in accrued interest. The proceeds, net of interest received, are disclosed in cash flows from financing activities in the Company's condensed consolidated statements of cash flows. As a result of the termination, the carrying value of the 2014 Notes was adjusted for the change in the fair value of the interest component of the debt up to the date of the termination of the swap in an amount equal to the fair value of the swap, and was amortized into earnings as a reduction of interest expense over the remaining life of the debt. During the third quarter of fiscal 2013, in conjunction with the redemption of the 2014 Notes, the Company recognized the remaining $8.6 million unamortized proceeds received from the termination of the interest rate swap as other, net expense, within non-operating (income) expense.
During the third quarter of fiscal 2013, the Company redeemed its outstanding 2014 Notes. The redemption price was 104.744% of the principal amount of the 2014 Notes. The Company applied the provisions of Accounting Standards Codification (ASC) Subtopic 470-50, Modifications and Extinguishments (ASC 470-50) in order to determine if the terms of the debt were substantially different and, as a result, whether to apply modification or extinguishment accounting. The Company concluded that the debt transaction qualified as a debt extinguishment and as a result recognized a net loss on debt extinguishment of approximately $10.2 million recorded in other, net expense within non-operating (income) expense. This loss was comprised of the make-whole premium of $17.8 million paid to bondholders on the 2014 Notes in accordance with the terms of the notes, the recognition of the remaining $8.6 million of unamortized proceeds received from the termination of the interest rate swap associated with the debt, and the write off of approximately $1.0 million of debt issuance and discount costs that remained to be amortized. The write off of the remaining unamortized portion of debt issuance costs, discount and swap proceeds were reflected in the Company's condensed consolidated statements of cash flows within operating activities, and the make-whole premium is reflected within financing activities.
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
On April 4, 2011, the Company issued $375.0 million aggregate principal amount of 3.0% senior unsecured notes due April 15, 2016 (the 2016 Notes) with semi-annual fixed interest payments due on April 15 and October 15 of each year, commencing October 15, 2011. The sale of the 2016 Notes was made pursuant to the terms of an underwriting agreement, dated March 30, 2011, between the Company and Credit Suisse Securities (USA) LLC and Merrill Lynch, Pierce, Fenner and Smith Incorporated, as representative of the several underwriters named therein. The net proceeds of the offering were $370.5 million, after issuing at a discount and deducting expenses, underwriting discounts and commissions, which will be amortized over the term of the 2016 Notes. The indenture governing the 2016 Notes contains covenants that may limit the Company’s ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of its assets to, any other party. As of February 1, 2014, the Company was compliant with these covenants. The 2016 Notes are subordinated to any future secured debt and to the other liabilities of the Company’s subsidiaries.
On June 3, 2013, the Company issued $500.0 million aggregate principal amount of 2.875% senior unsecured notes due June 1, 2023 (the 2023 Notes) with semi-annual fixed interest payments due on June 1 and December 1 of each year, commencing December 1, 2013. Prior to issuing the 2023 Notes, on April 24, 2013, the Company entered into a treasury rate lock agreement with Bank of America. This agreement allowed the Company to lock a 10-year US Treasury rate of 1.7845% through June 14, 2013 for its anticipated issuance of the 2023 Notes. Upon issuing the 2023 Notes, the Company simultaneously terminated the treasury rate lock agreement resulting in a gain of approximately $11.0 million. This gain will be amortized into interest expense over the 10-year term of the 2023 Notes. The sale of the 2023 Notes was made pursuant to the terms of an underwriting agreement, dated as of May 22, 2013, among the Company and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC, as the representatives of the several underwriters named therein. The net proceeds of the offering were $493.9 million, after discount and issuance costs. Debt discount and issuance costs will be amortized through interest expense over the term of the 2023 Notes. The indenture governing the 2023 Notes contains covenants that may limit the Company's ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of its assets to, any other party. As of February 1, 2014, the Company was compliant with these covenants. The notes are subordinated to any future secured debt and to the other liabilities of the Company's subsidiaries.
The Company’s principal payments related to its debt obligations are due as follows: $375.0 million in fiscal 2016 and $500.0 million in fiscal 2023.

Note 15 – Inventories
Inventories at February 1, 2014 and November 2, 2013 were as follows:

	February 1, 2014	November 2, 2013
Raw materials	$19,625	$19,641
Work in process	182,361	175,155
Finished goods	87,949	88,541
Total inventories	$289,935	$283,337

Note 16 – Acquisitions
On March 30, 2012, the Company acquired privately-held Multigig, Inc. (Multigig) of San Jose, California. The acquisition of Multigig is expected to enhance the Company’s clocking capabilities in stand-alone and embedded applications and strengthen the Company’s high speed signal processing solutions. The acquisition-date fair value of the consideration transferred totaled $26.8 million, which consisted of $24.2 million in initial cash payments at closing and an additional $2.6 million subject to an indemnification holdback that was payable within 15 months of the transaction date. During the third quarter of fiscal 2012, the Company reduced this holdback amount by $0.1 million as a result of indemnification claims. During the third quarter of fiscal 2013, the Company paid the remaining $2.5 million due under the holdback. The Company’s assessment of fair value of the tangible and intangible assets acquired and liabilities assumed was based on their estimated fair values at the date of acquisition, resulting in the recognition of $15.6 million of IPR&D, $1.1 million of developed technology, $7.0 million of goodwill and $3.1 million of net deferred tax assets. The goodwill recognized is attributable to future technologies that have yet to be determined as well as the assembled workforce of Multigig. Future technologies do not meet the criteria for recognition separately from goodwill because they are a part of future development and growth of the business. None of the goodwill is expected to be deductible for tax purposes. During the fourth quarter of fiscal 2012, the Company finalized its purchase accounting for Multigig, which resulted in adjustments of $0.4 million to deferred taxes and goodwill. In addition, the Company will be obligated to pay royalties to the Multigig employees on revenue recognized from the sale of certain Multigig products through the earlier of 5 years or the aggregate maximum payment of $1.0 million. Royalty payments to Multigig employees require post-acquisition services to be rendered and, as such, the Company will record these amounts as compensation expense in the related periods. As of February 1, 2014, no royalty payments have been made. The Company recognized $0.5 million of acquisition-related costs that were expensed in fiscal 2012, which were included in operating expenses in the Company's condensed consolidated statement of income.
On June 9, 2011, the Company acquired privately-held Lyric Semiconductor, Inc. (Lyric) of Cambridge, Massachusetts. The acquisition of Lyric gives the Company the potential to achieve significant improvement in power efficiency in mixed signal processing. The acquisition-date fair value of the consideration transferred totaled $27.8 million, which consisted of $14.0 million in initial cash payments at closing and contingent consideration of up to $13.8 million. The contingent consideration arrangement requires additional cash payments to the former equity holders of Lyric upon the achievement of certain technological and product development milestones payable during the period from June 2011 through June 2016. The Company estimated the fair value of the contingent consideration arrangement utilizing the income approach. Changes in the fair value of the contingent consideration subsequent to the acquisition date primarily driven by assumptions pertaining to the achievement of the defined milestones will be recognized in operating income in the period of the estimated fair value change. As of February 1, 2014, the Company had paid $10.0 million in contingent consideration. These payments are reflected in the Company's condensed consolidated statements of cash flows as cash used in financing activities related to the liability recognized at fair value as of the acquisition date and cash provided by operating activities related to the fair value adjustments previously recognized in earnings. The Company’s assessment of fair value of the tangible and intangible assets acquired and liabilities assumed was based on their estimated fair values at the date of acquisition, resulting in the recognition of $12.2 million of IPR&D, $18.9 million of goodwill and $3.3 million of net deferred tax liabilities. The goodwill recognized is attributable to future technologies that have yet to be determined as well as the assembled workforce of Lyric. Future technologies do not meet the criteria for recognition separately from goodwill because they are a part of future development and growth of the business. None of the goodwill is expected to be deductible for tax purposes. The fair value of the remaining contingent consideration was approximately $4.7 million as of February 1, 2014, of which $3.8 million is included in accrued liabilities and $0.9 million is included in other non-current liabilities in the Company's condensed consolidated balance sheet. In addition, the Company will be obligated to pay royalties to the former equity holders of Lyric on revenue recognized from the sale of Lyric products and licenses through the earlier of 20 years or the accrual of a maximum of $25.0 million. Royalty payments to Lyric employees require post-acquisition services to be rendered and, as such, the Company will record these amounts as compensation expense in the related periods. As of February 1, 2014, no royalty payments have been made. The Company recognized $0.2 million of acquisition-related costs that were expensed in fiscal 2011, which were included in operating expenses in the Company's condensed consolidated statement of income.

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
The Company’s effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where our income is earned. The Company's effective tax rate for all periods presented is lower than the U.S. federal statutory rate of 35% primarily due to lower statutory tax rates applicable to the Company's operations in jurisdictions in which the Company operates.
The Company has filed a petition with the U.S. Tax Court for one open matter for fiscal years 2006 and 2007 that pertains to Section 965 of the Internal Revenue Code related to the beneficial tax treatment of dividends paid from foreign owned companies under The American Jobs Creation Act. The potential liability for this adjustment is $36.5 million. On September 18, 2013, in a matter not involving the Company, the U.S. Tax Court held that accounts receivable created under Rev. Proc. 99-32 may constitute indebtedness for purposes of Section 965 (b)(3) of the Internal Revenue Code and that the IRS was not precluded from reducing the beneficial dividend received deduction because of the increase in related-party indebtedness (BMC Software Inc. v Commissioner, 141 T.C. No. 5 2013). After analyzing the Tax Court’s decision, the Company has determined that its tax position with respect to Section 965(b)(3) of the Internal Revenue Code no longer meets the more likely than not standard of recognition for accounting purposes. Accordingly, the Company recorded a $36.5 million reserve for this matter in the fourth quarter of fiscal 2013.
None of the Company's U.S. federal tax returns for years prior to fiscal year 2010 are subject to examination.
None of the Company's Ireland tax returns for years prior to fiscal year 2009 are subject to examination.
Unrealized Tax Benefits
The following table summarizes the changes in the total amounts of unrealized tax benefits for the three months ended February 1, 2014.

Unrealized Tax Benefits
Balance, November 2, 2013	$68,139
Additions for tax positions related to current year	1,260
Reductions for tax positions related to prior years	(545)
Balance, February 1, 2014	$68,854

Note 18 – New Accounting Pronouncements
Standards Implemented
Comprehensive Income
In January 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income (ASU No. 2013-02), which seek to improve the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments in ASU No. 2013-02 supersede the presentation requirements for reclassifications out of accumulated other comprehensive income in ASU No. 2011-05, Presentation of Comprehensive Income, and ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU No. 2013-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012, which is the Company's first quarter of fiscal year 2014. The adoption of ASU No. 2013-02 in the first quarter of fiscal 2014 required additional disclosures related to comprehensive income but did not impact the Company's financial condition or results of operations.
Balance Sheet
In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities (ASU No. 2011-11). ASU No. 2011-11 amended ASC 210, Balance Sheet, to converge the presentation of offsetting assets and liabilities between U.S. GAAP and IFRS. ASU No. 2011-11 requires that entities disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. ASU No. 2011-11 is effective for fiscal years, and interim periods within those years, beginning after January 1, 2013, which is the Company’s fiscal year 2014. Subsequently, in January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about offsetting Assets and Liabilities, which clarifies that the scope of ASU No. 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. The adoption of ASU No. 2011-11 and ASU No. 2013-01 in the first quarter of fiscal 2014 required additional disclosures related to offsetting assets and liabilities but did not impact the Company's financial condition or results of operations.

Standards to be Implemented
Income Taxes
In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU No. 2013-11). ASU No. 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, with certain exceptions. ASU No. 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, which is the Company's first quarter of fiscal year 2015. The adoption of ASU No. 2013-11 in the first quarter of fiscal 2015 will affect the presentation of the Company's unrecognized tax benefits but will not impact the Company's financial condition or results of operations.

Note 19 – Subsequent Events
On February 17, 2014, the Board of Directors of the Company declared a cash dividend of $0.37 per outstanding share of common stock. The dividend will be paid on March 11, 2014 to all shareholders of record at the close of business on February 28, 2014.
Also on February 17, 2014, the Board of Directors of the Company approved an increase to the Company's stock repurchase program authorization to $1.0 billion. Under the program, the Company may repurchase outstanding shares of common stock from time to time in the open market or through privately negotiated transactions.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This information should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended November 2, 2013.
This Management's Discussion and Analysis of Financial Condition and Results of Operations, including in particular the section entitled “Outlook,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbor created under the Private Securities Litigation Reform Act of 1995 and other safe harbors under the Securities Act of 1933 and the Securities Exchange Act of 1934. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may” and "will," and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections regarding our future financial performance; our anticipated growth and trends in our businesses; our future capital needs and capital expenditures; our future market position and expected competitive changes in the marketplace for our products; our ability to pay dividends or repurchase stock; our ability to service our outstanding debt; our expected tax rate; the effect of new accounting pronouncements; and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified in Part II, Item 1A. "Risk Factors" and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements except to the extent required by law.

Results of Operations
(all tabular amounts in thousands except per share amounts and percentages)
Overview

	Three Months Ended
	February 1, 2014	February 2, 2013	$ Change	% Change
Revenue	$628,238	$622,134	$6,104	1%
Gross margin %	65.1%	62.7%
Net income	$152,586	$131,222	$21,364	16%
Net income as a % of revenue	24.3%	21.1%
Diluted EPS	$0.48	$0.42	$0.06	14%

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

	Three Months Ended
	February 1, 2014			February 2, 2013
	Revenue	% of Revenue	Y/Y%	Revenue	% of Revenue*
Industrial	$290,365	46%	3%	$281,209	45%
Automotive	124,157	20%	15%	107,760	17%
Consumer	74,119	12%	(31)%	107,356	17%
Communications	139,597	22%	11%	125,809	20%
Total revenue	$628,238	100%	1%	$622,134	100%
* The sum of the individual percentages does not equal the total due to rounding.

The year-to-year decrease in revenue in the consumer end market was primarily the result of the sale of our microphone product line in the fourth quarter of fiscal 2013. Automotive end market revenue increased in the three-month period ended February 1, 2014 as compared to the three-month period ended February 2, 2013 primarily as a result of increasing electronic content in vehicles and higher demand for new vehicles. Communications end market revenue increased in the three-month period ended February 1, 2014 as compared to the three-month period ended February 2, 2013 primarily as a result of increased wireless base station deployment activity in China.
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

	Three Months Ended
	February 1, 2014			February 2, 2013
	Revenue	% of Revenue	Y/Y%	Revenue	% of Revenue*
Converters	$290,551	46%	5%	$277,940	45%
Amplifiers / Radio frequency	164,714	26%	4%	157,978	25%
Other analog	79,419	13%	(17)%	95,158	15%
Subtotal analog signal processing	534,684	85%	1%	531,076	85%
Power management & reference	38,710	6%	(2)%	39,382	6%
Total analog products	$573,394	91%	1%	$570,458	92%
Digital signal processing	54,844	9%	6%	51,676	8%
Total revenue	$628,238	100%	1%	$622,134	100%
* The sum of the individual percentages does not equal the total due to rounding.

The year-to-year increase in total revenue was primarily the result of improving demand across most product type categories, which was offset by declines in the other analog product category primarily as a result of the sale of our microphone product line in the fourth quarter of fiscal 2013.

Revenue Trends by Geographic Region
Revenue by geographic region, based upon the primary location of our customers’ design activity for our products for the three-month periods ended February 1, 2014 and February 2, 2013 were as follows:

	Three Months Ended
Region	February 1, 2014	February 2, 2013	$ Change	% Change
United States	$182,298	$204,271	$(21,973)	(11)%
Rest of North and South America	19,436	23,512	(4,076)	(17)%
Europe	200,687	189,298	11,389	6%
Japan	71,091	64,688	6,403	10%
China	100,484	84,769	15,715	19%
Rest of Asia	54,242	55,596	(1,354)	(2)%
Total revenue	$628,238	$622,134	$6,104	1%

In the three-month periods ended February 1, 2014 and February 2, 2013, the predominant country comprising “Rest of North and South America” is Canada; the predominant countries comprising “Europe” are Germany, Sweden, France and the United Kingdom; and the predominant countries comprising “Rest of Asia” are Taiwan and South Korea.
On a regional basis, the year-to-year sales decline in North America was primarily the result of lower demand for products used in consumer applications. The year-over-year sales increase in China was primarily the result of an increase in demand in the communications and industrial end markets. The year-over-year sales increase in Japan was primarily the result of an increase in demand in the automotive and industrial end markets.
Gross Margin

	Three Months Ended
	February 1, 2014	February 2, 2013	$ Change	% Change
Gross margin	$409,118	$390,284	$18,834	5%
Gross margin %	65.1%	62.7%
Gross margin percentage increased by 240 basis points in the three months ended February 1, 2014, as compared to the same period of fiscal 2013, primarily as a result of improved factory utilization levels in our manufacturing facilities.
Research and Development (R&D)

	Three Months Ended
	February 1, 2014	February 2, 2013	$ Change	% Change
R&D expenses	$128,646	$125,164	$3,482	3%
R&D expenses as a % of revenue	20.5%	20.1%
R&D expenses increased 3% year-over-year primarily as a result of increases in operational spending for engineering supplies and consultants and, to a lesser extent, R&D employee salary and benefit expenses and variable compensation expense linked to our overall profitability and revenue growth.
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

Selling, Marketing, General and Administrative (SMG&A)

	Three Months Ended
	February 1, 2014	February 2, 2013	$ Change	% Change
SMG&A expenses	$98,178	$97,560	$618	1%
SMG&A expenses as a % of revenue	15.6%	15.7%
SMG&A expenses increased slightly year-over-year as increases in operational spending were partially offset by decreases in SMG&A employee salary and benefit expenses and variable compensation expense linked to our overall profitability and revenue growth.
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
During fiscal 2012, we recorded special charges of approximately $8.4 million. These special charges included: $8.0 million for severance and fringe benefit costs in accordance with our ongoing benefit plan or statutory requirements at foreign locations for 95 manufacturing, engineering and SMG&A employees; $0.2 million for lease obligation costs for facilities that we ceased using during the third quarter of fiscal 2012; $0.1 million for contract termination costs; and $0.2 million for the write-off of property, plant and equipment. These actions resulted in annual cost savings of approximately $12.0 million. We have terminated the employment of all employees associated with these actions.
During fiscal 2013, we recorded special charges of approximately $29.8 million for severance and fringe benefit costs in accordance with our ongoing benefit plan or statutory requirements at foreign locations for 235 engineering and SMG&A employees. As of February 1, 2014, we employed 35 of the 235 employees included in this cost reduction action. These employees must continue to be employed by us until their employment is involuntarily terminated in order to receive the severance benefit. We estimate these actions will result in annual cost savings of approximately $32.6 million, once fully implemented, which we expect will be used to make additional investments in products that we expect will drive revenue growth in the future.
During the first quarter of fiscal 2014, we recorded a special charge of approximately $2.7 million for severance and fringe benefit costs in accordance with our ongoing benefit plan or statutory requirements at foreign locations for 30 engineering and SMG&A employees. As of February 1, 2014, we employed 12 of the 30 employees included in this cost reduction action. These employees must continue to be employed by us until their employment is involuntarily terminated in order to receive the severance benefit. We estimate this action will result in annual cost savings of approximately $4.5 million, once fully implemented.

Operating Income

	Three Months Ended
	February 1, 2014	February 2, 2013	$ Change	% Change
Operating income	$179,609	$153,489	$26,120	17%
Operating income as a % of revenue	28.6%	24.7%
The year-over-year increase in operating income in the three months ended February 1, 2014 was primarily the result of an increase in revenue of $6.1 million, a 240 basis point increase in gross margin percentage and a decrease in special charges of $11.4 million as more fully described above under the heading Special Charges—Reduction of Operating Costs.

Provision for Income Taxes

	Three Months Ended
	February 1, 2014	February 2, 2013	$ Change
Provision for income taxes	$23,305	$18,887	$4,418
Effective income tax rate	13.2%	12.6%
Our effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where our income is earned.
The increase in our effective tax rate for the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013 was primarily due to the inclusion in the three months ended February 2, 2013 of a benefit from the reinstatement of the U.S. federal research and development tax credit in January 2013 retroactive to January 1, 2012, partially offset by an increase in income earned in lower tax rate jurisdictions.
We expect our effective tax rate to be approximately 13% for the remainder of fiscal 2014.
Net Income

	Three Months Ended
	February 1, 2014	February 2, 2013	$ Change	% Change
Net Income	$152,586	$131,222	$21,364	16%
Net Income as a % of revenue	24.3%	21.1%
Diluted EPS	$0.48	$0.42
Net income increased 16% in the three months ended February 1, 2014 as compared to the same period of fiscal 2013 as the $26.1 million increase in operating income was partially offset by a higher provision for income taxes in the first quarter of fiscal 2014.
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
We are planning for revenue in the second quarter of fiscal 2014 to be in the range of approximately $660 million to $680 million. Our plan is for gross margin for the second quarter of fiscal 2014 to increase between 50 and 100 basis points and for operating expenses to increase by approximately 2% from the first quarter of fiscal 2014. We expect our effective tax rate to be approximately 13%. As a result, we are planning for diluted earnings per share to be in the range of $0.54 to $0.58 in the second quarter of fiscal 2014.

Liquidity and Capital Resources
At February 1, 2014, our principal source of liquidity was $4,701.1 million of cash and cash equivalents and short-term investments, of which approximately $1,244.1 million was held in the United States. The balance of our cash and cash equivalents and short-term investments was held outside the United States in various foreign subsidiaries. As we intend to reinvest our foreign earnings indefinitely, this cash held outside the United States is not available to meet our cash requirements in the United States, including cash dividends and common stock repurchases. Our cash and cash equivalents consist of highly liquid investments with maturities of three months or less at the time of acquisition and our short-term investments consist primarily of corporate obligations, such as commercial paper and floating rate notes, bonds and bank time deposits. We maintain these balances with high credit quality counterparties, continually monitor the amount of credit exposure to any one issuer and diversify our investments in order to minimize our credit risk.

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

	Three Months Ended
	February 1, 2014	February 2, 2013
Net cash provided by operating activities	$157,473	$157,969
Net cash provided by operations as a % of revenue	25.1%	25.4%
Net cash (used for) provided by investing activities	$(44,323)	$160,401
Net cash used for financing activities	$(87,308)	$(52,822)
At February 1, 2014, cash and cash equivalents totaled $417.2 million. The following changes contributed to the net increase in cash and cash equivalents of $25.1 million in the first three months of fiscal 2014, as compared to the same period of fiscal 2013.
Operating Activities
During the first three months of fiscal 2014 we generated cash from operating activities of $157.5 million, a slight decrease compared to the first three months of fiscal 2013 primarily as a result of net cash outflows from working capital changes, partially offset by higher net income adjusted for non-cash items.
Investing Activities
During the first three months of fiscal 2014 cash used for investing activities included $48.1 million for property, plant and equipment additions and $7.1 million for the net purchases of available-for-sale short term investments.
Financing Activities
During the first three months of fiscal 2014 cash used for financing activities included proceeds of $79.6 million from the exercise of employee stock options. We distributed $106.0 million to our shareholders in dividend payments and repurchased 1.8 million shares of our common stock for $89.0 million.
Working Capital

	February 1, 2014	November 2, 2013	$ Change	% Change
Accounts receivable, net	$328,787	$325,144	$3,643	1%
Days sales outstanding	48	44
Inventory	$289,935	$283,337	$6,598	2%
Days cost of sales in inventory	121	111
The increase in accounts receivable in dollars and in days was primarily the result of higher product shipments made in the final month of the first quarter of fiscal 2014 as compared to the final month of the fourth quarter of fiscal 2013.
Inventory increased as compared to the end of the fourth quarter of fiscal 2013 as a result of lower than expected shipments made into the distributor channel and anticipated higher sales demand. Our inventory levels are impacted by our need to support forecasted sales demand and variations between those forecasts and actual demand. Days cost of sales in inventory increased from 111 days at the end of the fourth quarter of fiscal 2013 to 121 days at the end of the first quarter of fiscal 2014 as a result of the increased inventory levels and a decrease in cost of sales resulting from improved factory utilization.
Current liabilities decreased to $519.5 million at February 1, 2014, a decrease of $51.0 million, or 9%, from $570.5 million at the end of fiscal 2013. This decrease was primarily due to a decrease in income taxes payable and accrued liabilities. The decrease in accrued liabilities was primarily the result of lower salary and variable compensation expense accruals.
As of February 1, 2014 and November 2, 2013, we had gross deferred revenue of $306.3 million and $309.2 million, respectively, and gross deferred cost of sales of $61.1 million and $61.8 million, respectively. Deferred income on shipments to distributors decreased in the first three months of fiscal 2014 primarily as a result of increased shipment volumes of lower margin products to end customers, partially offset by a stronger concentration of higher margin product shipments into the channel. Sales to distributors are made under agreements that allow distributors to receive price-adjustment credits and to return qualifying products for credit, as determined by us, in order to reduce the amounts of slow-moving, discontinued or obsolete product from their inventory. Given the uncertainties associated with the levels of price-adjustment credits to be granted to distributors, the sales price to the distributors is not fixed or determinable until the distributors resell the products to their customers. Therefore, we defer revenue recognition from sales to distributors until the distributors have sold the products to their customers. The amount of price-adjustments is dependent on future overall market conditions, and therefore the levels of these adjustments could fluctuate significantly from period to period. To the extent that we experience a significant increase in the amount of credits we issue to our distributors, there could be a material impact on the ultimate revenue and gross margin recognized relating to these transactions.
Debt
As of February 1, 2014, we had $872.4 million in principal outstanding on our long term debt. Our debt obligations consist of the following:
$375.0 Million Aggregate Principal Amount of 3.0% Senior Unsecured Notes (2016 Notes)
On April 4, 2011, we issued $375.0 million aggregate principal amount of 3.0% senior unsecured notes due April 15, 2016 (the 2016 Notes) with semi-annual fixed interest payments due on April 15 and October 15 of each year, commencing October 15, 2011.
$500.0 Million Aggregate Principal Amount of 2.875% Senior Unsecured Notes (2023 Notes)
On June 3, 2013, we issued $500.0 million aggregate principal amount of 2.875% senior unsecured notes due June 1, 2023 (the 2023 Notes) with semi-annual fixed interest payments due on June 1 and December 1 of each year, commencing December 1, 2013.
The indentures governing the 2016 Notes and the 2023 Notes contain covenants that may limit our ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of our assets to, any other party. As of February 1, 2014, we were compliant with these covenants. See Note 14, Debt, of the Notes to our Condensed Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q for further information on our outstanding debt.
Revolving Credit Facility
During December 2012, we terminated our five-year, $165.0 million unsecured revolving credit facility with certain institutional lenders entered into in May 2008. On December 19, 2012, we entered into a five-year, $500.0 million senior unsecured revolving credit facility with certain institutional lenders. To date, we have not borrowed under this credit facility but we may borrow in the future and use the proceeds for repayment of existing indebtedness, stock repurchases, acquisitions, capital expenditures, working capital and other lawful corporate purposes. The terms of the facility impose restrictions on our ability to undertake certain transactions, to create certain liens on assets and to incur certain subsidiary indebtedness. In addition, the credit agreement contains a consolidated leverage ratio covenant of total consolidated funded debt to consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) of not greater than 3.0 to 1.0. As of February 1, 2014, we were compliant with these covenants.
$375.0 Million Aggregate Principal Amount of 5.0% Senior Unsecured Notes (2014 Notes)
During the third quarter of fiscal 2013, we redeemed our outstanding 2014 Notes which were due on July 1, 2014. The redemption price was 104.744% of the principal amount of the notes. We recognized a net loss on debt extinguishment of approximately $10.2 million recorded in other, net expense within non-operating (income) expense. The loss was comprised of the make-whole premium of $17.8 million paid to bondholders on the 2014 Notes in accordance with the terms of the notes, the recognition of the remaining $8.6 million of unamortized proceeds received from the termination of the interest rate swap associated with the debt, and the write off of approximately $1.0 million of debt issuance and discount costs that remained to be amortized. The write off of the remaining unamortized portion of debt issuance costs, discount and swap proceeds are reflected in our condensed consolidated statements of cash flows within operating activities, and the make-whole premium is reflected within financing activities.
Stock Repurchase Program
Our common stock repurchase program has been in place since August 2004. As of February 1, 2014, in the aggregate, our Board of Directors has authorized us to repurchase $5.0 billion of our common stock under the program. Under the program, we may repurchase outstanding shares of our common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized under the program. As of February 1, 2014, we had repurchased a total of approximately 131.6 million shares of our common stock for approximately $4,556.6 million under this program. As of February 1, 2014, an additional $443.4 million remains available for repurchase of shares under the current authorized program. The repurchased shares are held as authorized but unissued shares of common stock. We also from time to time repurchase shares in settlement of employee tax withholding obligations due upon the vesting of restricted stock units or the exercise of stock options, or in certain limited circumstances to satisfy the exercise price of options granted to our employees under our equity compensation plans. Any future common stock repurchases will be based on several factors, including our financial performance, outlook, liquidity and the amount of cash we have available in the United States.
Capital Expenditures
Net additions to property, plant and equipment were $48.1 million in the first three months of fiscal 2014 and were funded with a combination of cash on hand and cash generated from operations. We expect capital expenditures for fiscal 2014 to consist of $117.0 million for ongoing capital spending and approximately $55.0 million for new buildings we are constructing. These capital expenditures will be funded with a combination of cash on hand and cash generated from operations.
Dividends
On February 17, 2014, our Board of Directors declared a cash dividend of $0.37 per outstanding share of common stock. The dividend will be paid on March 11, 2014 to all shareholders of record at the close of business on February 28, 2014 and is expected to total approximately $115.6 million. We currently expect quarterly dividends to continue at $0.37 per share, although they remain subject to determination and declaration by our Board of Directors. The payment of future dividends, if any, will be based on several factors, including our financial performance, outlook and liquidity.

Contractual Obligations
There have not been any material changes during the first three months of fiscal 2014 to the amounts presented in the table summarizing our contractual obligations included in our Annual Report on Form 10-K for the fiscal year ended November 2, 2013.

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

Critical Accounting Policies and Estimates
There were no material changes in the first three months of fiscal 2014 to the information provided under the heading “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the fiscal year ended November 3, 2013.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in the first three months of fiscal 2014 to the information provided under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” set forth in our Annual Report on Form 10-K for the fiscal year ended November 2, 2013.

ITEM 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of February 1, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of February 1, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in Internal Control over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended February 1, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A.	Risk Factors
Set forth below and elsewhere in this report and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. The description below includes any material changes to and supersedes the description of the risk factors affecting our business previously discussed in "Part I, Item 1A Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended November 2, 2013.
Disruptions in global credit and financial markets could materially and adversely affect our business and results of operations.

There is significant continuing uncertainty regarding the stability of global credit and financial markets. These economic uncertainties may lead consumers and businesses to postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders for our products and make it difficult for us to accurately forecast and plan our future business activities. Financial difficulties experienced by our customers could result in nonpayment or payment delays for previously purchased products, thereby increasing our credit risk exposure. Uncertainty regarding the future stability of the Euro Zone could cause the value of the Euro to deteriorate, thus reducing the purchasing power of our European customers. In addition, financial difficulties experienced by our suppliers or distributors could result in product delays, increased accounts receivable defaults and inventory challenges. During the past few years, many governments adopted stimulus or spending programs designed to ease the economic impact of the crisis. Some of our businesses benefited from these stimulus programs and there can be no assurance that such programs will continue in the future. If economic conditions deteriorate, we may record additional charges relating to restructuring costs or the impairment of assets and our business and results of operations could be materially and adversely affected.
Our future revenue, gross margins, operating results and net income are difficult to predict and may materially fluctuate.
Our future revenue, gross margins, operating results and net income are difficult to predict and may be materially affected by a number of factors, including:

•	the effects of adverse economic conditions in the markets in which we sell our products;

•	changes in customer demand for our products and for end products that incorporate our products;

•	our ability to effectively manage our cost structure in both the short term and over a longer duration;

•	the timing of new product announcements or introductions by us, our customers or our competitors;

•	competitive pricing pressures;

•	fluctuations in manufacturing yields, adequate availability of wafers and other raw materials, and manufacturing, assembly and test capacity;

•	the ability of our third-party suppliers, subcontractors and manufacturers to supply us with sufficient quantities of raw materials, products and/or components;

•	any significant decline in our backlog;

•	the timing, delay or cancellation of significant customer orders and our ability to manage inventory;

•	our ability to hire, retain and motivate adequate numbers of engineers and other qualified employees to meet the demands of our customers;

•	the increasing costs of providing employee benefits, including health insurance, pension plan contributions and retirement benefits;

•	changes in geographic, product or customer mix;

•	our ability to utilize our manufacturing facilities at efficient levels;

•	potential significant litigation-related costs;

•	the difficulties inherent in forecasting future operating expense levels, including with respect to costs associated with labor, utilities, transportation and raw materials;

•	the costs related to compliance with increasing worldwide environmental and social responsibility regulations;

•	changes in our effective tax rates in the United States, Ireland or worldwide; and

•	the effects of public health emergencies, natural disasters, widespread travel disruptions, security risks, terrorist activities, international conflicts and other events beyond our control.

In addition, the semiconductor market has historically been cyclical and subject to significant economic upturns and downturns. Our business is subject to rapid technological changes and there can be no assurance (i) that products stocked in our inventory will not be rendered obsolete before we ship them, or (ii) that we will be able to produce products in a timely fashion to accommodate changing customer demand. As a result of these and other factors, there can be no assurance that we will not experience material fluctuations in future revenue, gross margins, operating results and net income on a quarterly or annual basis. Our historical financial performance and results of operations should not be relied upon as indicators of future performance or results. In addition, if our revenue, gross margins, operating results and net income do not meet the expectations of securities analysts or investors, the market price of our common stock may decline.
Changes in our effective tax rate may impact our results of operations.
A number of factors may increase our future effective tax rate, including: changes in tax laws or the interpretation of such tax laws; increases in tax rates in various jurisdictions; variation in the jurisdictions in which profits are earned and taxed; repatriation of non-U.S. earnings; any adverse resolution of ongoing tax audits or adverse rulings from taxing authorities worldwide; changes in the valuation of our deferred tax assets and liabilities; adjustments to income taxes upon finalization of various tax returns; increases in expenses not deductible for tax purposes, including executive compensation subject to the limitations of Section 162(m) of the Internal Revenue Code and amortization of assets acquired in connection with strategic transactions; decreased availability of tax deductions for stock-based compensation awards worldwide; and changes in available tax credits. Any significant increase in our future effective tax rates could adversely impact our net income during future periods.
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
We rely on third-party suppliers, subcontractors and manufacturers for some industry-standard wafers, manufacturing processes, assembly and test services, and transportation, and we generally cannot control their availability or conditions of supply.
We rely, and plan to continue to rely, on suppliers, assembly and test subcontractors, freight carriers, and third-party wafer fabricators to supply most of our wafers that can be manufactured using industry-standard submicron processes. This reliance involves several risks, including reduced control over availability, capacity utilization, delivery schedules, manufacturing yields, and costs. We currently source approximately 50% of our wafer requirements annually from third-party wafer fabrication foundries, primarily Taiwan Semiconductor Manufacturing Company, or TSMC. In addition, these suppliers often provide manufacturing services to our competitors and therefore periods of increased industry demand may result in capacity constraints. In certain instances, the third-party supplier is the sole source of highly specialized processing services. If our suppliers are unable or unwilling to manufacture and deliver components to us on the time schedule and of the quality or quantity that we require or provide us with required manufacturing processes, we may be forced to seek to engage additional or replacement suppliers, which could result in additional expenses and delays in product development or shipment of product to our customers. If replacement suppliers or manufacturing processes are not available, we may also experience delays in product development or shipment which could, in turn, result in the temporary or permanent loss of customers.
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

We rely on information technology systems throughout our company to keep financial records, process orders, manage inventory, coordinate shipments to customers, and operate other critical functions such as internet connectivity, network communications and email. Our information technology systems may be susceptible to damage, disruptions or shutdowns due to power outages, hardware failures, telecommunication failures, user errors, catastrophes or other unforeseen events. We may also be subject to security breaches caused by computer viruses, illegal break-ins or hacking, sabotage, or acts of vandalism by third parties. Our security measures or those of our third party service providers may not detect or prevent security breaches. If we were to experience a prolonged disruption in the information technology systems that involve our internal communications or our interactions with customers or suppliers, it could result in the loss of sales and customers and significant incremental costs, which could adversely affect our business. In addition, security breaches of our information technology systems could result in the misappropriation or unauthorized disclosure of confidential information belonging to us or to our employees, partners, customers or suppliers, which could result in our suffering significant financial or reputational damage.

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
We, like many companies in the semiconductor industry, rely on supplies, services, internal manufacturing capacity, wafer fabrication foundries and other subcontractors in geologically unstable locations around the world. The impact of earthquakes, tsunamis and flooding would disrupt local semiconductor-related businesses, and adversely affect manufacturing capacity, availability and cost of key raw materials, utilities and equipment, and availability of key services, including transport of our products worldwide. Our insurance may not adequately cover losses resulting from such disruptions. Any prolonged inability to utilize one of our manufacturing facilities, or those of our subcontractors or third-party wafer fabrication foundries, as a result of fire, flood, natural disaster, unavailability of utilities or otherwise, could result in a temporary or permanent loss of customers for affected products, which could have a material adverse effect on our results of operations and financial condition.
We are exposed to business, economic, political, legal and other risks through our significant worldwide operations.
We have significant operations and manufacturing facilities outside the United States, including in Ireland and the Philippines. The majority of our revenue is derived from customers in international markets. Although we engage in hedging transactions to reduce our exposure to currency exchange rate fluctuations, there can be no assurance that our competitive position will not be adversely affected by changes in the exchange rate of the United States dollar against other currencies. Potential interest rate increases, as well as high energy costs, could have an adverse impact on industrial and consumer spending patterns and could adversely impact demand for our products. At February 1, 2014, our principal source of liquidity was $4,701.1 million of cash and cash equivalents and short-term investments, of which approximately $1,244.1 million was held in the United States and the remaining balance was held outside the United States in various foreign subsidiaries. As we intend to reinvest our foreign earnings indefinitely, this cash held outside the United States is not readily available to meet our cash requirements in the United States. We require a substantial amount of cash in the United States for operating requirements, stock repurchases, cash dividends and acquisitions. If we are unable to address our U.S. cash requirements through operations, through borrowings under our current credit facility, through future debt or equity offerings or from other sources of cash obtained at an acceptable cost, it may be necessary for us to consider repatriation of earnings that are permanently reinvested, and we may be required to pay additional taxes under current tax laws, which could have a material effect on our results of operations and financial condition.
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
Compliance with new “conflict minerals” rules recently promulgated by the Securities and Exchange Commission could adversely affect the sourcing, supply and pricing of materials used in our products. New climate change laws and regulations could require us to change our manufacturing processes or obtain substitute materials that may cost more or be less available for our manufacturing operations. In addition, new restrictions on emissions of carbon dioxide or other greenhouse gases could result in significant costs for us. The Commonwealth of Massachusetts has adopted greenhouse gas regulations, and the U.S. Congress may pass federal greenhouse gas legislation in the future. The U.S. Environmental Protection Agency (EPA) has issued greenhouse gas reporting regulations that may apply to certain of our operations. The EPA is developing other climate change-based regulations, as are certain states, that also may increase our expenses and adversely affect our operating results. We expect increased worldwide regulatory activity relating to climate change in the future. Compliance with these laws and regulations has not had a material impact on our capital expenditures, earnings, financial condition or competitive position. There is no assurance that the cost to comply with current or future EHS laws and regulations will not exceed our estimates or adversely affect our financial condition or results of operations. Additionally, any failure by us to comply with applicable EHS requirements or contractual obligations could result in penalties, civil and criminal fines, suspension of or changes to production, legal liability and damage to our reputation.
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
Our directors and executive officers periodically sell shares of our common stock in the market, including pursuant to Rule 10b5-1 trading plans. Regardless of the individual's reasons for such sales, securities analysts and investors could view such sales as a negative indicator and our stock price could be adversely affected as a result.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
November 3, 2013 through November 30, 2013	65,730	$47.14	63,800	$515,352,164
December 1, 2013 through December 28, 2013	127,839	$48.26	124,900	$509,325,557
December 29, 2013 through February 1, 2014	1,619,673	$49.20	1,341,400	$443,358,596
Total	1,813,242	$49.06	1,530,100	$443,358,596

(a)	Includes 283,142 shares withheld by us from employees to satisfy employee tax obligations upon vesting of restricted stock units granted to our employees under our equity compensation plans.

(b)
The average price paid per share of stock repurchased under the stock repurchase program includes the commissions paid to the brokers. The average price paid for shares in connection with vesting of restricted stock are averages of the closing stock price at the vesting date which is used to calculate the number of shares to be withheld.

(c)
Shares repurchased pursuant to the stock repurchase program publicly announced on August 12, 2004. As of February 1, 2014, in the aggregate, our Board of Directors has authorized us to repurchase $5.0 billion of our common stock. Under the repurchase program, we may repurchase outstanding shares of our common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.

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

ANALOG DEVICES, INC.

Date: February 18, 2014	By:	/S/ VINCENT T. ROCHE
Vincent T. Roche
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 18, 2014	By:	/S/ DAVID A. ZINSNER
David A. Zinsner
Vice President, Finance
and Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
10.1†	Analog Devices, Inc. Amended and Restated 2006 Stock Incentive Plan.
10.2†	Form of Global Non-Qualified Stock Option Agreement for Employees for usage under the Analog Devices, Inc. Amended and Restated 2006 Stock Incentive Plan.
10.3†	Form of Non-Qualified Stock Option Agreement for Directors for usage under the Analog Devices, Inc. Amended and Restated 2006 Stock Incentive Plan.
10.4†	Form of Global Restricted Stock Unit Agreement for Employees for usage under the Analog Devices, Inc. Amended and Restated 2006 Stock Incentive Plan.
10.5†	Form of Performance Restricted Stock Unit Agreement for Employees for usage under the Analog Devices, Inc. Amended and Restated 2006 Stock Incentive Plan.
10.6†	Form of Restricted Stock Unit Agreement for Directors for usage under the Analog Devices, Inc. Amended and Restated 2006 Stock Incentive Plan.
31.1†	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
31.2†	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
32.1†	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).
32.2†	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer).
101.INS	XBRL Instance Document.**
101.SCH	XBRL Schema Document.**
101.CAL	XBRL Calculation Linkbase Document.**
101.LAB	XBRL Labels Linkbase Document.**
101.PRE	XBRL Presentation Linkbase Document.**
101.DEF	XBRL Definition Linkbase Document.**
†	Filed or furnished herewith.
**	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three months ended February 1, 2014 and February 2, 2013, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended February 1, 2014 and February 2, 2013, (iii) Condensed Consolidated Balance Sheets at February 1, 2014 and November 2, 2013, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended February 1, 2014 and February 2, 2013 and (v) Notes to Condensed Consolidated Financial Statements for the three months ended February 1, 2014.