Form 10-Q
period 2014-05-03
ANALOG DEVICES INC
filed 2014-05-20
CIK 6281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 3, 2014
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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐    NO  ☑
As of May 3, 2014 there were 314,145,403 shares of common stock of the registrant, $0.16 2/3 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ANALOG DEVICES, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	May 3, 2014	May 4, 2013	May 3, 2014	May 4, 2013
Revenue	$694,536	$659,250	$1,322,774	$1,281,384
Cost of sales (1)	235,793	237,055	454,913	468,905
Gross margin	458,743	422,195	867,861	812,479
Operating expenses:
Research and development (1)	136,258	128,110	264,904	253,274
Selling, marketing, general and administrative (1)	102,085	102,703	200,263	200,263
Special charges	—	—	2,685	14,071
	238,343	230,813	467,852	467,608
Operating income	220,400	191,382	400,009	344,871
Nonoperating expense (income):
Interest expense	6,874	6,357	13,445	12,771
Interest income	(3,401)	(3,044)	(6,685)	(6,277)
Other, net	(441)	408	(10)	607
	3,032	3,721	6,750	7,101
Income before income taxes	217,368	187,661	393,259	337,770
Provision for income taxes	29,935	23,189	53,240	42,076
Net income	$187,433	$164,472	$340,019	$295,694
Shares used to compute earnings per share – basic	313,488	307,444	312,887	305,464
Shares used to compute earnings per share – diluted	318,347	313,368	318,182	311,822
Basic earnings per share	$0.60	$0.53	$1.09	$0.97
Diluted earnings per share	$0.59	$0.52	$1.07	$0.95
Dividends declared and paid per share	$0.37	$0.34	$0.71	$0.64
(1) Includes stock-based compensation expense as follows:
Cost of sales	$1,417	$1,517	$2,974	$3,184
Research and development	$4,278	$5,044	$9,137	$10,644
Selling, marketing, general and administrative	$4,847	$11,395	$9,838	$17,189
See accompanying notes.

ANALOG DEVICES, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) (thousands)

	Three Months Ended		Six Months Ended
	May 3, 2014	May 4, 2013	May 3, 2014	May 4, 2013
Net income	$187,433	$164,472	$340,019	$295,694
Foreign currency translation adjustments	4,600	(2,486)	3,860	(2,136)
Change in unrealized holding gains (losses) (net of taxes of $98, $25, $65, and $21, respectively) on available for sale securities classified as short-term investments	639	(124)	471	190
Change in unrealized gains (losses) (net of taxes of $239, $235, $90, and $293, respectively) on derivative instruments designated as cash flow hedges	2,646	(4,183)	569	(645)
Changes in pension plans including prior service cost, transition obligation, net actuarial loss and foreign currency translation adjustments, (net of taxes of $167, $205, $329, and $205 respectively)	(1,396)	3,456	(802)	(47)
Other comprehensive income (loss)	6,489	(3,337)	4,098	(2,638)
Comprehensive income	$193,922	$161,135	$344,117	$293,056

See accompanying notes.

ANALOG DEVICES, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (thousands, except per share amounts)

	May 3, 2014	November 2, 2013
ASSETS
Current Assets
Cash and cash equivalents	$402,790	$392,089
Short-term investments	4,404,435	4,290,823
Accounts receivable, net	360,847	325,144
Inventories (1)	298,432	283,337
Deferred tax assets	119,347	136,299
Prepaid income tax	5,567	2,391
Prepaid expenses and other current assets	46,614	42,342
Total current assets	5,638,032	5,472,425
Property, Plant and Equipment, at Cost
Land and buildings	468,944	458,853
Machinery and equipment	1,798,147	1,733,850
Office equipment	48,466	49,321
Leasehold improvements	51,743	50,870
	2,367,300	2,292,894
Less accumulated depreciation and amortization	1,821,815	1,784,723
Net property, plant and equipment	545,485	508,171
Other Assets
Deferred compensation plan investments	18,867	17,364
Other investments	11,213	3,816
Goodwill	287,341	284,112
Intangible assets, net	28,442	28,552
Deferred tax assets	22,954	26,226
Other assets	42,617	41,084
Total other assets	411,434	401,154
	$6,594,951	$6,381,750
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$132,194	$119,994
Deferred income on shipments to distributors, net	267,933	247,428
Income taxes payable	27,191	45,490
Accrued liabilities	143,884	157,600
Total current liabilities	571,202	570,512
Non-current liabilities
Long-term debt	872,515	872,241
Deferred income taxes	21,203	6,037
Deferred compensation plan liability	18,867	17,364
Other non-current liabilities	179,641	176,020
Total non-current liabilities	1,092,226	1,071,662
Commitments and contingencies
Shareholders’ Equity
Preferred stock, $1.00 par value, 471,934 shares authorized, none outstanding	—	—
Common stock, $0.16 2/3 par value, 1,200,000,000 shares authorized, 314,145,403 shares issued and outstanding (311,045,084 on November 2, 2013)	52,359	51,842
Capital in excess of par value	781,011	711,879
Retained earnings	4,174,601	4,056,401
Accumulated other comprehensive loss	(76,448)	(80,546)
Total shareholders’ equity	4,931,523	4,739,576
	$6,594,951	$6,381,750

(1)	Includes $1,982 and $2,273 related to stock-based compensation at May 3, 2014 and November 2, 2013, respectively.

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(thousands)

	Six Months Ended
	May 3, 2014	May 4, 2013
Cash flows from operating activities:
Net income	$340,019	$295,694
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	54,794	55,233
Amortization of intangibles	110	110
Stock-based compensation expense	21,949	31,017
Excess tax benefit-stock options	(12,027)	(8,808)
Deferred income taxes	(1,925)	(10,402)
Other non-cash activity	2,817	(1,382)
Changes in operating assets and liabilities	(9,840)	48,693
Total adjustments	55,878	114,461
Net cash provided by operating activities	395,897	410,155
Cash flows from investing activities:
Purchases of short-term available-for-sale investments	(4,510,237)	(3,856,909)
Maturities of short-term available-for-sale investments	3,995,075	3,277,635
Sales of short-term available-for-sale investments	402,086	374,515
Additions to property, plant and equipment	(92,181)	(44,448)
Increase in other assets	(9,082)	(2,526)
Net cash used for investing activities	(214,339)	(251,733)
Cash flows from financing activities:
Term loan repayments	—	(60,108)
Dividend payments to shareholders	(221,819)	(195,094)
Repurchase of common stock	(111,577)	(21,520)
Proceeds from employee stock plans	142,536	176,025
Contingent consideration payment	(1,773)	(3,752)
Increase in other financing activities	10,964	3,157
Excess tax benefit-stock options	12,027	8,808
Net cash used for financing activities	(169,642)	(92,484)
Effect of exchange rate changes on cash	(1,215)	860
Net increase in cash and cash equivalents	10,701	66,798
Cash and cash equivalents at beginning of period	392,089	528,833
Cash and cash equivalents at end of period	$402,790	$595,631
See accompanying notes.

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED MAY 3, 2014
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

As of May 3, 2014 and November 2, 2013, the Company had gross deferred revenue of $334.0 million and $309.2 million, respectively, and gross deferred cost of sales of $66.1 million and $61.8 million, respectively. Deferred income on shipments to distributors increased in the first six months of fiscal 2014 primarily as a result of an increase in product shipments into the channel during the final month of the second quarter of fiscal 2014 in order to support anticipated sales demand.
The Company generally offers a twelve-month warranty for its products. The Company’s warranty policy provides for replacement of defective products. Specific accruals are recorded for known product warranty issues. Product warranty expenses during each of the three- and six-month periods ended May 3, 2014 and May 4, 2013 were not material.

Note 3 – Stock-Based Compensation

Stock-based compensation is measured at the grant date based on the grant-date fair value of the awards ultimately expected to vest, and is recognized as an expense on a straight-line basis over the vesting period, which is generally five years for stock options and three years for restricted stock units. In addition to restricted stock units with a service condition, we grant restricted stock units with both a market condition and a service condition (market-based restricted stock units). The number of shares of the Company's common stock to be issued upon vesting of market-based restricted stock units will range from 0% to 200% of the target amount, based on the comparison of the Company's total shareholder return (TSR) to the median TSR of a specified peer group over a three-year period. TSR is a measure of stock price appreciation plus any dividends paid during the performance period. Determining the amount of stock-based compensation to be recorded for stock options and market-based restricted stock units requires the Company to develop estimates to calculate the grant-date fair value of awards.

Grant-Date Fair Value — The Company uses the Black-Scholes valuation model to calculate the grant-date fair value of stock option awards and the Monte Carlo simulation model to calculate the grant-date fair value of market-based restricted stock units. The use of these valuation models requires the Company to make estimates and assumptions, such as expected volatility, expected term, risk-free interest rate, expected dividend yield and forfeiture rates. The grant-date fair value of restricted stock units with only a service condition represents the value of the Company’s common stock on the date of grant, reduced by the present value of dividends expected to be paid on the Company’s common stock prior to vesting.

Information pertaining to the Company’s stock option awards and the related estimated weighted-average assumptions to calculate the fair value of stock options using the Black-Scholes valuation model granted during the three- and six-month periods ended May 3, 2014 and May 4, 2013 are as follows:

	Three Months Ended		Six Months Ended
Stock Options	May 3, 2014	May 4, 2013	May 3, 2014	May 4, 2013
Options granted (in thousands)	2,094	2,266	2,110	2,286
Weighted-average exercise price	$51.74	$46.47	$51.72	$46.41
Weighted-average grant-date fair value	$9.00	$7.36	$8.99	$7.35
Assumptions:
Weighted-average expected volatility	24.9%	24.6%	24.9%	24.6%
Weighted-average expected term (in years)	5.3	5.4	5.3	5.4
Weighted-average risk-free interest rate	1.7%	1.0%	1.7%	1.0%
Weighted-average expected dividend yield	2.9%	2.9%	2.9%	2.9%

The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the performance conditions stipulated in the award grant and calculates the fair market value for the market-based restricted stock units granted. The Monte Carlo simulation model also uses stock price volatility and other variables to estimate the probability of satisfying the performance conditions, including the possibility that the market condition may not be satisfied, and the resulting fair value of the award. Information pertaining to the Company’s market-based restricted stock units and the related estimated assumptions used to calculate the fair value of market-based restricted stock units granted during the three- and six-month periods ended May 3, 2014 using the Monte Carlo simulation model are as follows:

Three and Six Months Ended
Market-based Restricted Stock Units	May 3, 2014
Units granted (in thousands)	86
Grant-date fair value	$50.79
Assumptions:
Historical stock price volatility	23.2%
Risk-free interest rate	0.8%
Expected dividend yield	2.8%
Market-based restricted stock units were not granted during the three- and six-month periods ended May 4, 2013.
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

Stock-Based Compensation Expense
The amount of stock-based compensation expense recognized during a period is based on the value of the awards that are ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock-based award. Based on an analysis of its historical forfeitures, the Company has applied an annual forfeiture rate of 4.4% to all unvested stock-based awards as of May 3, 2014. The rate of 4.4% represents the portion that is expected to be forfeited each year over the vesting period. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those options that vest.
Additional paid-in-capital (APIC) Pool
The APIC pool represents the excess tax benefits related to share-based compensation that are available to absorb future tax deficiencies. If the amount of future tax deficiencies is greater than the available APIC pool, the Company records the excess as income tax expense in its condensed consolidated statements of income. During the three- and six-month periods ended May 3, 2014 and May 4, 2013, the Company had available APIC pool to absorb tax deficiencies recorded and as a result, these deficiencies did not affect its results of operations.
Stock-Based Compensation Activity
A summary of the activity under the Company’s stock option plans as of May 3, 2014 and changes during the three- and six-month periods then ended is presented below:

Activity during the Three Months Ended May 3, 2014	Options Outstanding (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding February 1, 2014	16,362	$33.79
Options granted	2,094	$51.74
Options exercised	(2,038)	$30.84
Options forfeited	(93)	$41.02
Options expired	(1)	$29.03
Options outstanding at May 3, 2014	16,324	$36.42	5.9	$245,430
Options exercisable at May 3, 2014	10,057	$31.09	4.2	$204,304
Options vested or expected to vest at May 3, 2014 (1)	15,750	$36.05	5.8	$242,568

(1)
In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. The number of options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

Activity during the Six Months Ended May 3, 2014	Options Outstanding (in thousands)	Weighted- Average Exercise Price Per Share
Options outstanding November 2, 2013	18,992	$33.56
Options granted	2,110	$51.72
Options exercised	(4,545)	$31.35
Options forfeited	(208)	$40.89
Options expired	(25)	$45.24
Options outstanding at May 3, 2014	16,324	$36.42

During the three and six months ended May 3, 2014, the total intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) was $42.9 million and $87.8 million, respectively, and the total amount of proceeds received by the Company from the exercise of these options was $62.9 million and $142.5 million, respectively.

During the three and six months ended May 4, 2013, the total intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) was $31.2 million and $83.2 million, respectively, and the total amount of proceeds received by the Company from the exercise of these options was $62.2 million and $176.0 million, respectively.

A summary of the Company’s restricted stock unit award activity as of May 3, 2014 and changes during the three- and six-month periods then ended is presented below:

Activity during the Three Months Ended May 3, 2014	Restricted Stock Units Outstanding (in thousands)	Weighted- Average Grant- Date Fair Value Per Share
Restricted stock units outstanding at February 1, 2014	1,695	$39.00
Units granted	814	$47.78
Restrictions lapsed	(34)	$37.20
Forfeited	(26)	$38.98
Restricted stock units outstanding at May 3, 2014	2,449	$41.95

Activity during the Six Months Ended May 3, 2014	Restricted Stock Units Outstanding (in thousands)	Weighted- Average Grant- Date Fair Value Per Share
Restricted stock units outstanding at November 2, 2013	2,493	$37.62
Units granted	838	$47.75
Restrictions lapsed	(818)	$34.96
Forfeited	(64)	$38.69
Restricted stock units outstanding at May 3, 2014	2,449	$41.95

As of May 3, 2014, there was $115.9 million of total unrecognized compensation cost related to unvested share-based awards comprised of stock options, and restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.6 years. The total grant-date fair value of shares that vested during the three and six months ended May 3, 2014 was approximately $12.7 million and $52.2 million, respectively. The total grant-date fair value of shares that vested during the three and six months ended May 4, 2013 was approximately $11.9 million and $62.1 million, respectively.

Note 4 – Common Stock Repurchase
The Company’s common stock repurchase program has been in place since August 2004. As of May 3, 2014, in the aggregate, the Board of Directors has authorized the Company to repurchase $5.6 billion of the Company’s common stock under the program. Under the program, the Company may repurchase outstanding shares of its common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of the Company’s Board of Directors, the repurchase program will expire when the Company has repurchased all shares authorized under the program. As of May 3, 2014, the Company had repurchased a total of approximately 132.1 million shares of its common stock for approximately $4,579.0 million under this program. As of May 3, 2014, an additional $991.0 million remains available for repurchase of shares under the current authorized program. The repurchased shares are held as authorized but unissued shares of common stock. The Company also, from time to time, repurchases shares in settlement of employee minimum tax withholding obligations due upon the vesting of restricted stock units, or in certain limited circumstances to satisfy the exercise price of options granted to the Company’s employees under the Company’s equity compensation plans. Any future common stock repurchases will be dependent upon several factors, including the Company's financial performance, outlook, liquidity and the amount of cash the Company has available in the United States.

Note 5 – Accumulated Other Comprehensive Income (Loss)

The following table provides the changes in accumulated other comprehensive income (loss), OCI, by component and the related tax effects during the first six months of fiscal 2014.

	Foreign currency translation adjustment	Unrealized holding Gains on Available for Sale securities classified as short-term investments	Unrealized holding (losses) on securities classified as short-term investments	Unrealized holding Gains on Derivatives	Pension Plans	Total
November 2, 2013	$483	$953	$(435)	$9,097	$(90,644)	$(80,546)
Other comprehensive income before reclassifications	3,860	293	243	1,993	(2,661)	3,728
Amounts reclassified out of other comprehensive income	—	—	—	(1,514)	2,188	674
Tax effects	—	(28)	(37)	90	(329)	(304)
Other comprehensive income	3,860	265	206	569	(802)	4,098
May 3, 2014	$4,343	$1,218	$(229)	$9,666	$(91,446)	$(76,448)

The amounts reclassified out of accumulated other comprehensive income into the consolidated condensed statement of income, with presentation location during each period were as follows:

	Three Months Ended	Six Months Ended
	May 3, 2014	May 3, 2014
Comprehensive Income Component			Location
Unrealized holding (losses) gains on derivatives
Currency forwards	$(207)	$105	Cost of sales
	(384)	(773)	Research and development
	(356)	(298)	Selling, marketing, general and administrative
Treasury rate lock	(274)	(548)	Interest, expense
	(1,221)	(1,514)	Total before tax
	194	292	Tax
	$(1,027)	(1,222)	Net of tax

Amortization of pension components
Transition obligation	$5	$10	a
Prior service credit	(62)	(122)	a
Actuarial losses	1,165	2,300	a
	1,108	2,188	Total before tax
	(167)	(329)	Tax
	$941	$1,859	Net of tax

Total amounts reclassified out of accumulated other comprehensive income, net of tax	$(86)	$637
______________
a) The amortization of pension components is included in the computation of net periodic pension cost. For further information see Note 13, Retirement Plans, contained in Item 8 of the Annual Report on Form 10-K for the fiscal year ended November 2, 2013.

The Company estimates $1.6 million of net derivative unrealized holding gains included in OCI will be reclassified into earnings within the next twelve months. There was no ineffectiveness in the three- and six-month periods ended May 3, 2014 and May 4, 2013.
Unrealized gains and losses on available-for-sale securities classified as short-term investments at May 3, 2014 and November 2, 2013 are as follows:

	May 3, 2014	November 2, 2013
Unrealized gains on securities classified as short-term investments	$1,430	$1,137
Unrealized losses on securities classified as short-term investments	(268)	(511)
Net unrealized gains on securities classified as short-term investments	$1,162	$626
As of May 3, 2014, the Company held 140 investment securities, 26 of which were in an unrealized loss position with an aggregate fair value of $810.5 million. As of November 2, 2013, the Company held 137 investment securities, 31 of which were in an unrealized loss position with an aggregate fair value of $972.2 million. These unrealized losses were primarily related to corporate obligations that earn lower interest rates than current market rates. None of these investments have been in a loss position for more than twelve months. As the Company does not intend to sell these investments and it is unlikely that the Company will be required to sell the investments before recovery of their amortized basis, which will be at maturity, the Company does not consider those investments to be other-than-temporarily impaired at May 3, 2014 and November 2, 2013.
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
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	May 3, 2014	May 4, 2013	May 3, 2014	May 4, 2013
Net Income	$187,433	$164,472	$340,019	$295,694
Basic shares:
Weighted-average shares outstanding	313,488	307,444	312,887	305,464
Earnings per share basic:	$0.60	$0.53	$1.09	$0.97
Diluted shares:
Weighted-average shares outstanding	313,488	307,444	312,887	305,464
Assumed exercise of common stock equivalents	4,859	5,924	5,295	6,358
Weighted-average common and common equivalent shares	318,347	313,368	318,182	311,822
Earnings per share diluted:	$0.59	$0.52	$1.07	$0.95
Anti-dilutive shares related to:
Outstanding stock options	2,981	5,903	2,611	5,772

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
The following tables display the special charges taken for ongoing actions and a roll-forward from November 2, 2013 to May 3, 2014 of the employee separation and exit cost accruals established related to these actions.

	Reduction of Operating Costs
Statements of Income	2014	2013	2012
Workforce reductions	$2,685	$29,848	$7,966
Facility closure costs	—	—	186
Non-cash impairment charge	—	—	219
Other items	—	—	60
Total Charges	$2,685	$29,848	$8,431

Accrued Restructuring	Reduction of Operating Costs
Balance at November 2, 2013	$19,955
First quarter 2014 special charge	2,685
Severance payments	(4,171)
Effect of foreign currency on accrual	(4)
Balance at February 1, 2014	18,465
Severance payments	(6,469)
Effect of foreign currency on accrual	36
Balance at May 3, 2014	$12,032

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
During fiscal 2013, the Company recorded special charges of approximately $29.8 million for severance and fringe benefit costs in accordance with its ongoing benefit plan or statutory requirements at foreign locations for 235 engineering and SMG&A employees. As of May 3, 2014, the Company employed 19 of the 235 employees included in these cost reduction actions. These employees must continue to be employed by the Company until their employment is involuntarily terminated in order to receive the severance benefit.
During the first quarter of fiscal 2014, the Company recorded a special charge of approximately $2.7 million for severance and fringe benefit costs in accordance with its ongoing benefit plan or statutory requirements at foreign locations for 30 engineering and SMG&A employees. As of May 3, 2014, the Company employed 4 of the 30 employees included in this cost reduction action. These employees must continue to be employed by the Company until their employment is involuntarily terminated in order to receive the severance benefit.

Note 8 – Segment Information
The Company operates and tracks its results in one reportable segment based upon the aggregation of five operating segments. The Company designs, develops, manufactures and markets a broad range of integrated circuits. The Chief Executive Officer has been identified as the Chief Operating Decision Maker. The Company has determined that all of the Company's operating segments share the following similar economic characteristics, and therefore meet the criteria established for operating segments to be aggregated into one reportable segment, namely:
•The primary source of revenue for each operating segment is the sale of integrated circuits.
•The integrated circuits sold by each of the Company's operating segments are manufactured using similar semiconductor manufacturing processes and raw materials in either the Company’s own production facilities or by third-party wafer fabricators using proprietary processes.
•The Company sells its products to tens of thousands of customers worldwide. Many of these customers use products spanning all operating segments in a wide range of applications.
•The integrated circuits marketed by each of the Company's operating segments are sold globally through a direct sales force, third-party distributors, independent sales representatives and via our website to the same types of customers.
All of the Company's operating segments share a similar long-term financial model as they have similar economic characteristics. The causes for variation in operating and financial performance are the same among the Company's operating segments and include factors such as (i) life cycle and price and cost fluctuations, (ii) number of competitors, (iii) product differentiation and (iv) size of market opportunity. Additionally, each operating segment is subject to the overall cyclical nature of the semiconductor industry. Lastly, the number and composition of employees and the amounts and types of tools and materials required for production of products are similar for each operating segment.

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

	Three Months Ended
	May 3, 2014			May 4, 2013
	Revenue	% of Revenue	Y/Y%	Revenue	% of Revenue
Industrial	$326,530	47%	5%	$311,128	47%
Automotive	135,488	20%	10%	122,715	19%
Consumer	77,705	11%	(23)%	101,233	15%
Communications	154,813	22%	25%	124,174	19%
Total revenue	$694,536	100%	5%	$659,250	100%

	Six Months Ended
	May 3, 2014			May 4, 2013
	Revenue	% of Revenue	Y/Y%	Revenue	% of Revenue
Industrial	$616,520	47%	4%	$592,455	46%
Automotive	259,773	20%	13%	230,532	18%
Consumer	152,040	11%	(27)%	208,428	16%
Communications	294,441	22%	18%	249,969	20%
Total revenue	$1,322,774	100%	3%	$1,281,384	100%

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

	Three Months Ended
	May 3, 2014			May 4, 2013
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Converters	$317,915	46%	8%	$295,459	45%
Amplifiers / Radio frequency	186,287	27%	9%	170,793	26%
Other analog	88,103	13%	(5)%	92,441	14%
Subtotal analog signal processing	592,305	85%	6%	558,693	85%
Power management & reference	43,138	6%	(1)%	43,701	7%
Total analog products	$635,443	91%	5%	$602,394	91%
Digital signal processing	59,093	9%	4%	56,856	9%
Total revenue	$694,536	100%	5%	$659,250	100%
* The sum of the individual percentages does not equal the total due to rounding.

	Six Months Ended
	May 3, 2014			May 4, 2013
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Converters	$608,466	46%	6%	$573,399	45%
Amplifiers / Radio frequency	351,001	27%	7%	328,771	26%
Other analog	167,522	13%	(11)%	187,599	15%
Subtotal analog signal processing	1,126,989	85%	3%	1,089,769	85%
Power management & reference	81,848	6%	(1)%	83,083	6%
Total analog products	$1,208,837	91%	3%	$1,172,852	92%
Digital signal processing	113,937	9%	5%	108,532	8%
Total revenue	$1,322,774	100%	3%	$1,281,384	100%
* The sum of the individual percentages does not equal the total due to rounding.

Revenue Trends by Geographic Region
Revenue by geographic region, based on the primary location of the Company's customers’ design activity for its products, for the three- and six-month periods ended May 3, 2014 and May 4, 2013 were as follows:

	Three Months Ended		Six Months Ended
Region	May 3, 2014	May 4, 2013	May 3, 2014	May 4, 2013
United States	$193,608	$206,181	$375,906	$410,452
Rest of North and South America	25,431	28,194	44,867	51,706
Europe	232,299	216,071	432,986	405,369
Japan	74,591	71,874	145,682	136,562
China	109,583	83,970	210,067	168,739
Rest of Asia	59,024	52,960	113,266	108,556
Total revenue	$694,536	$659,250	$1,322,774	$1,281,384
In the three- and six-month periods ended May 3, 2014 and May 4, 2013, the predominant country comprising “Rest of North and South America” is Canada; the predominant countries comprising “Europe” are Germany, Sweden, France and the United Kingdom; and the predominant countries comprising “Rest of Asia” are South Korea and Taiwan.

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
The tables below, set forth by level the Company’s financial assets and liabilities, excluding accrued interest components, that are accounted for at fair value on a recurring basis as of May 3, 2014 and November 2, 2013. The tables exclude cash on hand and assets and liabilities that are measured at historical cost or any basis other than fair value. As of May 3, 2014 and November 2, 2013, the Company held $33.7 million and $45.6 million, respectively, of cash that was excluded from the tables below.

	May 3, 2014
	Fair Value measurement at Reporting Date using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents:
Available-for-sale:
Institutional money market funds	$151,005	$—	$—	$151,005
Corporate obligations (1)	—	218,049	—	218,049
Short - term investments:
Available-for-sale:
Securities with one year or less to maturity:
Corporate obligations (1)	—	3,879,027	—	3,879,027
Floating rate notes, issued at par	—	395,391	—	395,391
Floating rate notes (1)	—	89,997	—	89,997
Securities with greater than one year to maturity:
Floating rate notes, issued at par	—	40,020	—	40,020
Other assets:
Deferred compensation investments	19,235	—	—	19,235
Forward foreign currency exchange contracts (2)	—	2,955	—	2,955
Total assets measured at fair value	$170,240	$4,625,439	$—	$4,795,679
Liabilities
Contingent consideration	$—	$—	$4,833	$4,833
Total liabilities measured at fair value	$—	$—	$4,833	$4,833

(1)	The amortized cost of the Company’s investments classified as available-for-sale as of May 3, 2014 was $3,796.9 million.

(2)	The Company has a master netting arrangement by counterparty with respect to derivative contracts. See Note 10, Derivatives, for more information related to the Company's master netting arrangements.

	November 2, 2013
	Fair Value measurement at Reporting Date using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents:
Available-for-sale:
Institutional money market funds	$186,896	$—	$—	$186,896
Corporate obligations (1)	—	159,556	—	159,556
Short - term investments:
Available-for-sale:
Securities with one year or less to maturity:
Corporate obligations (1)	—	3,764,213	—	3,764,213
Floating rate notes, issued at par	—	207,521	—	207,521
Floating rate notes (1)	—	113,886	—	113,886
Securities with greater than one year to maturity:
Floating rate notes, issued at par	—	205,203	—	205,203
Other assets:
Forward foreign currency exchange contracts (2)	—	2,267	—	2,267
Deferred compensation investments	17,431	—	—	17,431
Total assets measured at fair value	$204,327	$4,452,646	$—	$4,656,973
Liabilities
Contingent consideration	—	—	6,479	6,479
Total liabilities measured at fair value	$—	$—	$6,479	$6,479

(1)	The amortized cost of the Company’s investments classified as available-for-sale as of November 2, 2013 was $3,824.0 million.

(2)	The Company has a master netting arrangement by counterparty with respect to derivative contracts. See Note 10, Derivatives, for more information related to the Company's master netting arrangements.
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
The following table summarizes the change in the fair value of the contingent consideration measured using significant unobservable inputs (Level 3) for the six months ended May 3, 2014:

Contingent Consideration
Balance as of November 2, 2013	$6,479
Payment made (1)	(2,000)
Fair value adjustment (2)	354
Balance as of May 3, 2014	$4,833

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
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
On April 4, 2011, the Company issued $375.0 million aggregate principal amount of 3.0% senior unsecured notes due April 15, 2016 (the 2016 Notes) with semi-annual fixed interest payments due on April 15 and October 15 of each year, commencing October 15, 2011. Based on quotes received from third-party banks, the fair value of the 2016 Notes as of May 3, 2014 and November 2, 2013 was $389.3 million and $392.8 million, respectively, and is classified as a Level 1 measurement according to the fair value hierarchy.
On June 3, 2013, the Company issued $500.0 million aggregate principal amount of 2.875% senior unsecured notes due June 1, 2023 (the 2023 Notes) with semi-annual fixed interest payments due on June 1 and December 1 of each year, commencing December 1, 2013. Based on quotes received from third-party banks, the fair value of the 2023 Notes as of May 3, 2014 and November 2, 2013 was $476.0 million and $466.0 million, respectively, and is classified as a Level 1 measurement according to the fair value hierarchy.

Note 10 – Derivatives
Foreign Exchange Exposure Management — The Company enters into forward foreign currency exchange contracts to offset certain operational and balance sheet exposures from the impact of changes in foreign currency exchange rates. Such exposures result from the portion of the Company’s operations, assets and liabilities that are denominated in currencies other than the U.S. dollar, primarily the Euro; other significant exposures include the Philippine Peso, the Japanese Yen and the British Pound. These foreign currency exchange contracts are entered into to support transactions made in the normal course of business, and accordingly, are not speculative in nature. The contracts are for periods consistent with the terms of the underlying transactions, generally one year or less. Hedges related to anticipated transactions are designated and documented at the inception of the respective hedges as cash flow hedges and are evaluated for effectiveness monthly. Derivative instruments are employed to eliminate or minimize certain foreign currency exposures that can be confidently identified and quantified. As the terms of the contract and the underlying transaction are matched at inception, forward contract effectiveness is calculated by comparing the change in fair value of the contract to the change in the forward value of the anticipated transaction, with the effective portion of the gain or loss on the derivative reported as a component of accumulated OCI in shareholders’ equity and reclassified into earnings in the same period during which the hedged transaction affects earnings. Any residual change in fair value of the instruments, or ineffectiveness, is recognized immediately in other (income) expense. Additionally, the Company enters into forward foreign currency contracts that economically hedge the gains and losses generated by the re-measurement of certain recorded assets and liabilities in a non-functional currency. Changes in the fair value of these undesignated hedges are recognized in other (income) expense immediately as an offset to the changes in the fair value of the asset or liability being hedged. As of May 3, 2014 and November 2, 2013, the total notional amount of these undesignated hedges was $40.0 million and $33.4 million, respectively. The fair value of these undesignated hedges in the Company’s condensed consolidated balance sheets as of May 3, 2014 and November 2, 2013 was immaterial.
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
On June 30, 2009, the Company entered into interest rate swap transactions related to its outstanding $375 million aggregate principal amount of 5.0% senior unsecured notes due July 1, 2014 (the 2014 Notes) where the Company swapped the notional amount of its $375.0 million of fixed rate debt at 5.0% into floating interest rate debt through July 1, 2014. The Company designated these swaps as fair value hedges. The fair value of the swaps at inception was zero and subsequent changes in the fair value of the interest rate swaps were reflected in the carrying value of the interest rate swaps on the balance sheet. The carrying value of the debt on the balance sheet was adjusted by an equal and offsetting amount. The amounts earned and owed under the swap agreements were accrued each period and were reported in interest expense. There was no ineffectiveness recognized in any of the periods presented. In the second quarter of fiscal 2012, the Company terminated the interest rate swap agreement. The Company received $19.8 million in cash proceeds from the swap termination, which included $1.3 million in accrued interest. As a result of the termination, the carrying value of the 2014 Notes was adjusted for the change in the fair value of the interest component of the debt up to the date of the termination of the swap in an amount equal to the fair value of the swap, and was amortized into earnings as a reduction of interest expense over the remaining life of the debt. During the third quarter of fiscal 2013, in conjunction with the redemption of the 2014 Notes, the Company recognized the remaining $8.6 million in unamortized proceeds received from the termination of the interest rate swap as other, net expense.
The market risk associated with the Company’s derivative instruments results from currency exchange rate or interest rate movements that are expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. The counterparties to the agreements relating to the Company’s derivative instruments consist of a number of major international financial institutions with high credit ratings. Based on the credit ratings of the Company’s counterparties as of May 3, 2014, nonperformance is not perceived to be a significant risk. Furthermore, none of the Company’s derivatives are subject to collateral or other security arrangements and none contain provisions that are dependent on the Company’s credit ratings from any credit rating agency. While the contract or notional amounts of derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of the Company’s exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of counterparties to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparties’ obligations under the contracts exceed the obligations of the Company to the counterparties. As a result of the above considerations, the Company does not consider the risk of counterparty default to be significant.

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
The total notional amounts of forward foreign currency derivative instruments designated as hedging instruments of cash flow hedges denominated in Euros, British Pounds, Philippine Pesos and Japanese Yen as of May 3, 2014 and November 2, 2013 was $186.1 million and $196.9 million, respectively. The fair values of forward foreign currency derivative instruments designated as hedging instruments in the Company’s condensed consolidated balance sheets as of May 3, 2014 and November 2, 2013 were as follows:

		Fair Value At
	Balance Sheet Location	May 3, 2014	November 2, 2013
Forward foreign currency exchange contracts	Prepaid expenses and other current assets	$2,937	$2,377

For information on the unrealized holding gains (losses) on derivatives included in and reclassified out of accumulated other comprehensive income into the condensed consolidated statement of income related to forward foreign currency exchange contracts, see Note 5, Accumulated Other Comprehensive Income (Loss).

All of the Company’s derivative financial instruments are subject to master netting arrangements that allow the Company and its counterparties to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled under these arrangements have been presented in the Company's consolidated balance sheet on a net basis. As of May 3, 2014 and November 2, 2013, none of the master netting arrangements involved collateral. The following table presents the gross amounts of the Company's derivative assets and liabilities and the net amounts recorded in our consolidated balance sheet:

	May 3, 2014	November 2, 2013
Gross amount of recognized assets	$3,938	$4,217
Gross amounts offset in the consolidated balance sheet	(1,054)	(1,950)
Net amount presented in the consolidated balance sheet assets	$2,884	$2,267

Note 11 – Goodwill and Intangible Assets
Goodwill
The Company evaluates goodwill for impairment annually, as well as whenever events or changes in circumstances suggest that the carrying value of goodwill may not be recoverable. The Company tests goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis on the first day of the fourth quarter (on or about August 3) or more frequently if indicators of impairment exist. For the Company’s latest annual impairment assessment that occurred on August 4, 2013, the Company identified its reporting units to be its five operating segments. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company determines the fair value of its reporting units using the income approach methodology of valuation that includes the discounted cash flow method, as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. No impairment of goodwill resulted in any of the fiscal periods presented. The following table presents the changes in goodwill during the first six months of fiscal 2014:

Six Months Ended
May 3, 2014
Balance as of November 2, 2013	$284,112
Foreign currency translation adjustment	3,229
Balance as of May 3, 2014	$287,341
Intangible Assets
The Company reviews finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of assets may not be recoverable. Recoverability of these assets is measured by comparison of their carrying value to future undiscounted cash flows the assets are expected to generate over their remaining economic lives. If such assets are considered to be impaired, the impairment to be recognized in earnings equals the amount by which the carrying value of the assets exceeds their fair value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. As of May 3, 2014 and November 2, 2013, the Company’s finite-lived intangible assets consisted of the following which related to the acquisition of Multigig, Inc. (See Note 16, Acquisitions):

	May 3, 2014		November 2, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Technology-based	$1,100	$458	$1,100	$348
For each of the three- and six-month periods ended May 3, 2014 and May 4, 2013, amortization expense related to finite-lived intangible assets was $0.1 million. The remaining amortization expense will be recognized over a period of approximately 3.0 years.
The Company expects annual amortization expense for intangible assets to be:

Fiscal Year	Amortization Expense
Remainder of fiscal 2014	$110
2015	$220
2016	$220
2017	$92
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

Indefinite-lived intangible assets consisted of $27.8 million of IPR&D as of May 3, 2014 and November 2, 2013.

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
Net periodic pension cost of non-U.S. plans is presented in the following table:

	Three Months Ended		Six Months Ended
	May 3, 2014	May 4, 2013	May 3, 2014	May 4, 2013
Service cost	$3,436	$2,820	$6,834	$5,676
Interest cost	3,577	3,114	7,107	6,251
Expected return on plan assets	(3,463)	(2,924)	(6,879)	(5,876)
Amortization of initial net obligation	5	5	10	10
Amortization of prior service cost	(61)	(58)	(122)	(116)
Amortization of net loss	1,159	743	2,302	1,491
Net periodic pension cost	$4,653	$3,700	$9,252	$7,436
Pension contributions of $4.3 million and $8.9 million were made by the Company during the three and six months ended May 3, 2014. The Company presently anticipates contributing an additional $8.8 million to fund its defined benefit pension plans in fiscal year 2014 for a total of $17.7 million.

Note 13 – Revolving Credit Facility

As of May 3, 2014, the Company had $4,807.2 million of cash and cash equivalents and short-term investments, of which $1,287.2 million was held in the United States. The balance of the Company's cash and cash equivalents and short-term investments was held outside the United States in various foreign subsidiaries. As the Company intends to reinvest its foreign earnings indefinitely, this cash is not available to meet the Company's cash requirements in the United States, including cash dividends and common stock repurchases. During December 2012, the Company terminated its five-year, $165.0 million unsecured revolving credit facility with certain institutional lenders entered into in May 2008. On December 19, 2012, the Company entered into a five-year, $500.0 million senior unsecured revolving credit facility with certain institutional lenders (the Credit Agreement). To date, the Company has not borrowed under this credit facility but the Company may borrow in the future and use the proceeds for repayment of existing indebtedness, stock repurchases, acquisitions, capital expenditures, working capital and other lawful corporate purposes. Revolving loans under the Credit Agreement (other than swing line loans) bear interest, at the Company's option, at either a rate equal to (a) the Eurodollar Rate (as defined in the Credit Agreement) plus a margin based on the Company's debt rating or (b) the Base Rate (defined as the highest of (i) the Bank of America prime rate, (ii) the Federal Funds Rate (as defined in the Credit Agreement) plus .50% and (iii) one month Eurodollar Rate plus 1.00%) plus a margin based on the Company's debt rating. The terms of the facility impose restrictions on the Company’s ability to undertake certain transactions, to create certain liens on assets and to incur certain subsidiary indebtedness. In addition, the Credit Agreement contains a consolidated leverage ratio covenant of total consolidated funded debt to consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) of not greater than 3.0 to 1.0. As of May 3, 2014, the Company was compliant with these covenants.

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
During the third quarter of fiscal 2013, the Company redeemed its outstanding 2014 Notes. The redemption price was 104.744% of the principal amount of the 2014 Notes. The Company applied the provisions of Accounting Standards Codification (ASC) Subtopic 470-50, Modifications and Extinguishments (ASC 470-50) in order to determine if the terms of the debt were substantially different and, as a result, whether to apply modification or extinguishment accounting. The Company concluded that the debt transaction qualified as a debt extinguishment and, as a result, recognized a net loss on debt extinguishment of approximately $10.2 million recorded in other, net expense within non-operating (income) expense. This loss was comprised of the make-whole premium of $17.8 million paid to bondholders on the 2014 Notes in accordance with the terms of the notes, the recognition of the remaining $8.6 million of unamortized proceeds received from the termination of the interest rate swap associated with the debt, and the write off of approximately $1.0 million of debt issuance and discount costs that remained to be amortized. The write off of the remaining unamortized portion of debt issuance costs, discount and swap proceeds were reflected in the Company's condensed consolidated statements of cash flows within operating activities, and the make-whole premium is reflected within financing activities.
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
On April 4, 2011, the Company issued $375.0 million aggregate principal amount of 3.0% senior unsecured notes due April 15, 2016 (the 2016 Notes) with semi-annual fixed interest payments due on April 15 and October 15 of each year, commencing October 15, 2011. The sale of the 2016 Notes was made pursuant to the terms of an underwriting agreement, dated March 30, 2011, between the Company and Credit Suisse Securities (USA) LLC and Merrill Lynch, Pierce, Fenner and Smith Incorporated, as representative of the several underwriters named therein. The net proceeds of the offering were $370.5 million, after issuing at a discount and deducting expenses, underwriting discounts and commissions, which will be amortized over the term of the 2016 Notes. The indenture governing the 2016 Notes contains covenants that may limit the Company’s ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of its assets to, any other party. As of May 3, 2014, the Company was compliant with these covenants. The 2016 Notes are subordinated to any future secured debt and to the other liabilities of the Company’s subsidiaries.
On June 3, 2013, the Company issued $500.0 million aggregate principal amount of 2.875% senior unsecured notes due June 1, 2023 (the 2023 Notes) with semi-annual fixed interest payments due on June 1 and December 1 of each year, commencing December 1, 2013. Prior to issuing the 2023 Notes, on April 24, 2013, the Company entered into a treasury rate lock agreement with Bank of America. This agreement allowed the Company to lock a 10-year US Treasury rate of 1.7845% through June 14, 2013 for its anticipated issuance of the 2023 Notes. Upon issuing the 2023 Notes, the Company simultaneously terminated the treasury rate lock agreement resulting in a gain of approximately $11.0 million. This gain will be amortized into interest expense over the 10-year term of the 2023 Notes. The sale of the 2023 Notes was made pursuant to the terms of an underwriting agreement, dated as of May 22, 2013, among the Company and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC, as the representatives of the several underwriters named therein. The net proceeds of the offering were $493.9 million, after discount and issuance costs. Debt discount and issuance costs will be amortized through interest expense over the term of the 2023 Notes. The indenture governing the 2023 Notes contains covenants that may limit the Company's ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of its assets to, any other party. As of May 3, 2014, the Company was compliant with these covenants. The notes are subordinated to any future secured debt and to the other liabilities of the Company's subsidiaries.
The Company’s principal payments related to its debt obligations are due as follows: $375.0 million in fiscal 2016 and $500.0 million in fiscal 2023.

Note 15 – Inventories
Inventories at May 3, 2014 and November 2, 2013 were as follows:

	May 3, 2014	November 2, 2013
Raw materials	$19,838	$19,641
Work in process	187,225	175,155
Finished goods	91,369	88,541
Total inventories	$298,432	$283,337

Note 16 – Acquisitions
On March 30, 2012, the Company acquired privately-held Multigig, Inc. (Multigig) of San Jose, California. The acquisition of Multigig is expected to enhance the Company’s clocking capabilities in stand-alone and embedded applications and strengthen the Company’s high speed signal processing solutions. The acquisition-date fair value of the consideration transferred totaled $26.8 million, which consisted of $24.2 million in initial cash payments at closing and an additional $2.6 million subject to an indemnification holdback that was payable within 15 months of the transaction date. During the third quarter of fiscal 2012, the Company reduced this holdback amount by $0.1 million as a result of indemnification claims. During the third quarter of fiscal 2013, the Company paid the remaining $2.5 million due under the holdback. The Company’s assessment of fair value of the tangible and intangible assets acquired and liabilities assumed was based on their estimated fair values at the date of acquisition, resulting in the recognition of $15.6 million of IPR&D, $1.1 million of developed technology, $7.0 million of goodwill and $3.1 million of net deferred tax assets. The goodwill recognized is attributable to future technologies that have yet to be determined as well as the assembled workforce of Multigig. Future technologies do not meet the criteria for recognition separately from goodwill because they are a part of future development and growth of the business. None of the goodwill is expected to be deductible for tax purposes. During the fourth quarter of fiscal 2012, the Company finalized its purchase accounting for Multigig, which resulted in adjustments of $0.4 million to deferred taxes and goodwill. In addition, the Company will be obligated to pay royalties to the Multigig employees on revenue recognized from the sale of certain Multigig products through the earlier of 5 years or the aggregate maximum payment of $1.0 million. Royalty payments to Multigig employees require post-acquisition services to be rendered and, as such, the Company will record these amounts as compensation expense in the related periods. As of May 3, 2014, no royalty payments have been made. The Company recognized $0.5 million of acquisition-related costs that were expensed in fiscal 2012, which were included in operating expenses in the Company's condensed consolidated statement of income.
On June 9, 2011, the Company acquired privately-held Lyric Semiconductor, Inc. (Lyric) of Cambridge, Massachusetts. The acquisition of Lyric gives the Company the potential to achieve significant improvement in power efficiency in mixed signal processing. The acquisition-date fair value of the consideration transferred totaled $27.8 million, which consisted of $14.0 million in initial cash payments at closing and contingent consideration of up to $13.8 million. The contingent consideration arrangement requires additional cash payments to the former equity holders of Lyric upon the achievement of certain technological and product development milestones payable during the period from June 2011 through June 2016. The Company estimated the fair value of the contingent consideration arrangement utilizing the income approach. Changes in the fair value of the contingent consideration subsequent to the acquisition date primarily driven by assumptions pertaining to the achievement of the defined milestones will be recognized in operating income in the period of the estimated fair value change. As of May 3, 2014, the Company had paid $10.0 million in contingent consideration. These payments are reflected in the Company's condensed consolidated statements of cash flows as cash used in financing activities related to the liability recognized at fair value as of the acquisition date and cash provided by operating activities related to the fair value adjustments previously recognized in earnings. The Company’s assessment of fair value of the tangible and intangible assets acquired and liabilities assumed was based on their estimated fair values at the date of acquisition, resulting in the recognition of $12.2 million of IPR&D, $18.9 million of goodwill and $3.3 million of net deferred tax liabilities. The goodwill recognized is attributable to future technologies that have yet to be determined as well as the assembled workforce of Lyric. Future technologies do not meet the criteria for recognition separately from goodwill because they are a part of future development and growth of the business. None of the goodwill is expected to be deductible for tax purposes. The fair value of the remaining contingent consideration was approximately $4.8 million as of May 3, 2014, of which $4.0 million is included in accrued liabilities and $0.8 million is included in other non-current liabilities in the Company's condensed consolidated balance sheet. In addition, the Company will be obligated to pay royalties to the former equity holders of Lyric on revenue recognized from the sale of Lyric products and licenses through the earlier of 20 years, or the accrual of a maximum of $25.0 million. Royalty payments to Lyric employees require post-acquisition services to be rendered and, as such, the Company will record these amounts as compensation expense in the related periods. As of May 3, 2014, no royalty payments have been made. The Company recognized $0.2 million of acquisition-related costs that were expensed in fiscal 2011, which were included in operating expenses in the Company's condensed consolidated statement of income.

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
The Company’s effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where our income is earned. The Company's effective tax rate for all periods presented is lower than the U.S. federal statutory rate of 35%, primarily due to lower statutory tax rates applicable to the Company's operations in jurisdictions in which the Company earns income.
The Company has filed a petition with the U.S. Tax Court for one open matter for fiscal years 2006 and 2007. The matter that pertains to Section 965 of the Internal Revenue Code related to the beneficial tax treatment of dividends paid from foreign owned companies under The American Jobs Creation Act. The potential liability for this adjustment is $36.5 million. On September 18, 2013, in a matter not involving the Company, the U.S. Tax Court held that accounts receivable created under Rev. Proc. 99-32 may constitute indebtedness for purposes of Section 965 (b)(3) of the Internal Revenue Code and that the IRS was not precluded from reducing the beneficial dividend received deduction because of the increase in related-party indebtedness (BMC Software Inc. v Commissioner, 141 T.C. No. 5 2013). After analyzing the Tax Court’s decision, the Company has determined that its tax position with respect to Section 965(b)(3) of the Internal Revenue Code no longer meets the more likely than not standard of recognition for accounting purposes. Accordingly, the Company recorded a $36.5 million reserve for this matter in the fourth quarter of fiscal 2013.
None of the Company's U.S. federal tax returns for years prior to fiscal year 2010 are subject to examination.
None of the Company's Ireland tax returns for years prior to fiscal year 2009 are subject to examination.
Unrealized Tax Benefits
The following table summarizes the changes in the total amounts of unrealized tax benefits for the six months ended May 3, 2014.

Unrealized Tax Benefits
Balance, November 2, 2013	$68,139
Additions for tax positions related to current year	1,260
Reductions for tax positions related to prior years	(545)
Balance, May 3, 2014	$68,854

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
Balance Sheet
In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities (ASU No. 2011-11). ASU No. 2011-11 amended ASC 210, Balance Sheet, to converge the presentation of offsetting assets and liabilities between U.S. GAAP and IFRS. ASU No. 2011-11 requires that entities disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The Company adopted ASU No. 2011-11 in the first quarter of fiscal year 2014. Subsequently, in January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about offsetting Assets and Liabilities, which clarifies that the scope of ASU No. 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. The adoption of ASU No. 2011-11 and ASU No. 2013-01 in the first quarter of fiscal 2014 required additional disclosures related to offsetting assets and liabilities but did not impact the Company's financial condition or results of operations.

Standards to be Implemented
Discontinued Operations
In April 2014, the FASB issued ASU No. 2014-08 (ASU 2014-08), Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which raises the threshold for disposals to qualify as discontinued operations. Under the new guidance, a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale, should be reported as discontinued operations. ASU 2014-08 also expands the disclosure requirements for discontinued operations and adds new disclosures for individually significant dispositions that do not qualify as discontinued operations. ASU 2014-08 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014, which is the Company's first quarter of fiscal year 2016. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in the financial statements previously issued or available for issuance. The adoption of ASU 2014-08 in the first quarter of fiscal 2016 is not expected to have a material impact on the Company's financial condition or results of operations.
Income Taxes
In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU No. 2013-11). ASU No. 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, with certain exceptions. ASU No. 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, which is the Company's first quarter of fiscal year 2015. Early adoption is permitted. The adoption of ASU No. 2013-11 in the first quarter of fiscal 2015 will affect the presentation of the Company's unrecognized tax benefits but will not impact the Company's financial condition or results of operations.

Note 19 – Subsequent Events
On May 19, 2014, the Board of Directors of the Company declared a cash dividend of $0.37 per outstanding share of common stock. The dividend will be paid on June 10, 2014 to all shareholders of record at the close of business on May 30, 2014.

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
This Management's Discussion and Analysis of Financial Condition and Results of Operations, including in particular the section entitled “Outlook,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbor created under the Private Securities Litigation Reform Act of 1995 and other safe harbors under the Securities Act of 1933 and the Securities Exchange Act of 1934. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” “could” and “will,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections regarding our future financial performance; our anticipated growth and trends in our businesses; our future capital needs and capital expenditures; our future market position and expected competitive changes in the marketplace for our products; our ability to pay dividends or repurchase stock; our ability to service our outstanding debt; our expected tax rate; the effect of new accounting pronouncements; and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are inherently subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified in Part II, Item 1A. “Risk Factors” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements, including to reflect events or circumstances occurring after the date of the filing of this report, except to the extent required by law.

Results of Operations
(all tabular amounts in thousands except per share amounts and percentages)
Overview

	Three Months Ended
	May 3, 2014	May 4, 2013	$ Change	% Change
Revenue	$694,536	$659,250	$35,286	5%
Gross margin %	66.1%	64.0%
Net income	$187,433	$164,472	$22,961	14%
Net income as a % of revenue	27.0%	24.9%
Diluted EPS	$0.59	$0.52	$0.07	13%

	Six Months Ended
	May 3, 2014	May 4, 2013	$ Change	% Change
Revenue	$1,322,774	$1,281,384	$41,390	3%
Gross margin %	65.6%	63.4%
Net income	$340,019	$295,694	$44,325	15%
Net income as a % of revenue	25.7%	23.1%
Diluted EPS	$1.07	$0.95	$0.12	13%
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

	Three Months Ended
	May 3, 2014			May 4, 2013
	Revenue	% of Revenue	Y/Y%	Revenue	% of Revenue
Industrial	$326,530	47%	5%	$311,128	47%
Automotive	135,488	20%	10%	122,715	19%
Consumer	77,705	11%	(23)%	101,233	15%
Communications	154,813	22%	25%	124,174	19%
Total revenue	$694,536	100%	5%	$659,250	100%

	Six Months Ended
	May 3, 2014			May 4, 2013
	Revenue	% of Revenue	Y/Y%	Revenue	% of Revenue
Industrial	$616,520	47%	4%	$592,455	46%
Automotive	259,773	20%	13%	230,532	18%
Consumer	152,040	11%	(27)%	208,428	16%
Communications	294,441	22%	18%	249,969	20%
Total revenue	$1,322,774	100%	3%	$1,281,384	100%

The decrease in revenue in the consumer end market in both the three- and six-month periods ended May 3, 2014 as compared to the same period of the prior fiscal year was primarily the result of the sale of our microphone product line in the fourth quarter of fiscal 2013. Automotive end market revenue increased in both the three- and six-month periods ended May 3, 2014 as compared to the same period of the prior fiscal year primarily as a result of increasing electronic content in vehicles and higher demand for new vehicles. Communications end market revenue increased in the three- and six-month periods ended May 3, 2014 as compared to the same period of the prior fiscal year primarily as a result of increased wireless base station deployment activity in China.
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

	Three Months Ended
	May 3, 2014			May 4, 2013
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Converters	$317,915	46%	8%	$295,459	45%
Amplifiers / Radio frequency	186,287	27%	9%	170,793	26%
Other analog	88,103	13%	(5)%	92,441	14%
Subtotal analog signal processing	592,305	85%	6%	558,693	85%
Power management & reference	43,138	6%	(1)%	43,701	7%
Total analog products	$635,443	91%	5%	$602,394	91%
Digital signal processing	59,093	9%	4%	56,856	9%
Total revenue	$694,536	100%	5%	$659,250	100%
* The sum of the individual percentages does not equal the total due to rounding.

	Six Months Ended
	May 3, 2014			May 4, 2013
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Converters	$608,466	46%	6%	$573,399	45%
Amplifiers / Radio frequency	351,001	27%	7%	328,771	26%
Other analog	167,522	13%	(11)%	187,599	15%
Subtotal analog signal processing	1,126,989	85%	3%	1,089,769	85%
Power management & reference	81,848	6%	(1)%	83,083	6%
Total analog products	$1,208,837	91%	3%	$1,172,852	92%
Digital signal processing	113,937	9%	5%	108,532	8%
Total revenue	$1,322,774	100%	3%	$1,281,384	100%
* The sum of the individual percentages does not equal the total due to rounding.

The increase in total revenue in both the three- and six-month periods ended May 3, 2014 as compared to the same period of the prior fiscal year was the result of improving demand across most product type categories, which was partially offset by declines in the other analog product category, primarily as a result of the sale of our microphone product line in the fourth quarter of fiscal 2013.

Revenue Trends by Geographic Region
Revenue by geographic region, based upon the primary location of our customers’ design activity for our products for the three- and six-month periods ended May 3, 2014 and May 4, 2013 were as follows:

	Three Months Ended
Region	May 3, 2014	May 4, 2013	$ Change	% Change
United States	$193,608	$206,181	$(12,573)	(6)%
Rest of North and South America	25,431	28,194	(2,763)	(10)%
Europe	232,299	216,071	16,228	8%
Japan	74,591	71,874	2,717	4%
China	109,583	83,970	25,613	31%
Rest of Asia	59,024	52,960	6,064	11%
Total revenue	$694,536	$659,250	$35,286	5%

	Six Months Ended
Region	May 3, 2014	May 4, 2013	$ Change	% Change
United States	$375,906	$410,452	$(34,546)	(8)%
Rest of North and South America	44,867	51,706	(6,839)	(13)%
Europe	432,986	405,369	27,617	7%
Japan	145,682	136,562	9,120	7%
China	210,067	168,739	41,328	24%
Rest of Asia	113,266	108,556	4,710	4%
Total revenue	$1,322,774	$1,281,384	$41,390	3%

In the three- and six-month periods ended May 3, 2014 and May 4, 2013, the predominant country comprising “Rest of North and South America” is Canada; the predominant countries comprising “Europe” are Germany, Sweden, France and the United Kingdom; and the predominant countries comprising “Rest of Asia” are South Korea and Taiwan.
On a regional basis, the sales decline in the three- and six-month periods ended May 3, 2014 as compared to the same period of the prior fiscal year in the Americas was primarily the result of the sale of our microphone product line in the fourth quarter of fiscal 2013. The sales increases in the three- and six-month periods ended May 3, 2014 as compared to the same period of the prior fiscal year in all other regions were the result of an increase in demand in the automotive, communications, and industrial end markets, partially offset by a lower demand for products used in consumer applications.

Gross Margin

	Three Months Ended				Six Months Ended
	May 3, 2014	May 4, 2013	$ Change	% Change	May 3, 2014	May 4, 2013	$ Change	% Change
Gross margin	$458,743	$422,195	$36,548	9%	$867,861	$812,479	$55,382	7%
Gross margin %	66.1%	64.0%			65.6%	63.4%
Gross margin percentage increased by 210 and 220 basis points in the three and six months ended May 3, 2014, respectively, as compared to the three and six months ended May 4, 2013, respectively, primarily as a result of improved utilization levels in our manufacturing facilities.
Research and Development (R&D)

	Three Months Ended				Six Months Ended
	May 3, 2014	May 4, 2013	$ Change	% Change	May 3, 2014	May 4, 2013	$ Change	% Change
R&D expenses	$136,258	$128,110	$8,148	6%	$264,904	$253,274	$11,630	5%
R&D expenses as a % of revenue	19.6%	19.4%			20.0%	19.8%
R&D expenses increased in the three and six months ended May 3, 2014, as compared to the same periods of fiscal 2013, primarily as a result of increases in variable compensation expense linked to our overall profitability and revenue growth, increases in operational spending for engineering supplies and wafers and, to a lesser extent, the annual merit increases for R&D employees and related benefit expenses.
R&D expenses as a percentage of revenue will fluctuate from year-to-year depending on the amount of revenue and the success of new product development efforts, which we view as critical to our future growth. We have hundreds of R&D projects underway, none of which we believe are material on an individual basis. We expect to continue the development of innovative technologies and processes for new products. We believe that a continued commitment to R&D is essential to maintain product leadership with our existing products as well as to provide innovative new product offerings, and we expect to continue to make significant R&D investments in the future.
Selling, Marketing, General and Administrative (SMG&A)

	Three Months Ended				Six Months Ended
	May 3, 2014	May 4, 2013	$ Change	% Change	May 3, 2014	May 4, 2013	$ Change	% Change
SMG&A expenses	$102,085	$102,703	$(618)	(1)%	$200,263	$200,263	$—	—%
SMG&A expenses as a % of revenue	14.7%	15.6%			15.1%	15.6%
SMG&A expenses remained flat in the three and six months ended May 3, 2014, as compared to the same periods of fiscal 2013. Decreases in SMG&A salary and benefit expenses were attributable to a reduction of stock-based compensation expense, as the same periods of fiscal 2013 included $6.3 million related to the accelerated vesting of restricted stock units following the death of the Company's then CEO in the second quarter of fiscal 2013, and were offset by increases in operational spending and variable compensation expense linked to our overall profitability and revenue growth.
Special Charges – Reduction of Operating Costs
We monitor global macroeconomic conditions on an ongoing basis, and continue to assess opportunities for improved operational effectiveness and efficiency, as well as a better alignment of expenses with revenues. As a result of these assessments, we have undertaken various restructuring actions over the past several years. These reductions relating to ongoing actions are described below.

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
During fiscal 2013, we recorded special charges of approximately $29.8 million for severance and fringe benefit costs in accordance with our ongoing benefit plan or statutory requirements at foreign locations for 235 engineering and SMG&A employees. As of May 3, 2014, we employed 19 of the 235 employees included in these cost reduction actions. These employees must continue to be employed by us until their employment is involuntarily terminated in order to receive the severance benefit. We estimate these actions will result in annual cost savings of approximately $32.6 million, once fully implemented. We expect that these annual cost savings will be used to make additional investments in products that we expect will drive revenue growth in the future.
During the first quarter of fiscal 2014, we recorded a special charge of approximately $2.7 million for severance and fringe benefit costs in accordance with our ongoing benefit plan or statutory requirements at foreign locations for 30 engineering and SMG&A employees. As of May 3, 2014, we employed 4 of the 30 employees included in this cost reduction action. These employees must continue to be employed by us until their employment is involuntarily terminated in order to receive the severance benefit. We estimate this action will result in annual cost savings of approximately $4.5 million, once fully implemented.

Operating Income

	Three Months Ended				Six Months Ended
	May 3, 2014	May 4, 2013	$ Change	% Change	May 3, 2014	May 4, 2013	$ Change	% Change
Operating income	$220,400	$191,382	$29,018	15%	$400,009	$344,871	$55,138	16%
Operating income as a % of revenue	31.7%	29.0%			30.2%	26.9%
The year-over-year increase in operating income in the three months ended May 3, 2014 was primarily the result of an increase in revenue of $35.3 million and a 210 basis point increase in gross margin percentage partially offset by a $8.1 million increase in R&D expenses as more fully described above under the heading Research and Development (R&D).
The year-over-year increase in operating income in the six months ended May 3, 2014 was primarily the result of an increase in revenue of $41.4 million and a 220 basis point increase in gross margin percentage.
Provision for Income Taxes

	Three Months Ended			Six Months Ended
	May 3, 2014	May 4, 2013	$ Change	May 3, 2014	May 4, 2013	$ Change
Provision for income taxes	$29,935	$23,189	$6,746	$53,240	$42,076	$11,164
Effective income tax rate	13.8%	12.4%		13.5%	12.5%
Our effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where our income is earned.
The tax rate for all periods presented was below the U.S. federal statutory tax rate of 35%, primarily due to lower statutory tax rates applicable to our operations in the foreign jurisdictions in which we earn income. Income from non-US jurisdictions accounted for approximately 77% of our total revenues for the six months ended May 3, 2014, resulting in a material portion of our pretax income being earned and taxed outside the U.S., primarily in Bermuda and Ireland, at rates ranging from 0% to 35%. The impact on our provision for income taxes of income earned in foreign jurisdictions being taxed at rates different than the U.S. statutory rate was a benefit of approximately $42.8 million and a foreign effective tax rate of approximately 3.3% in our second quarter of fiscal 2014, compared to $37.9 million and a foreign effective tax rate of approximately 4.1% in our second quarter of fiscal 2013. The impact on our provision for income taxes of income earned in foreign jurisdictions being taxed at rates different than the U.S. statutory rate was a benefit of approximately $82.3 million and a foreign effective tax rate of approximately 4.4% in the first six months of fiscal 2014 compared to approximately $69.8 million and a foreign effective tax rate of approximately 7.1% for the first six months of fiscal 2013. A reduction in the ratio of domestic taxable income to worldwide taxable income effectively lowers the overall tax rate, due to the fact that the tax rates in the majority of foreign jurisdictions where we earn income are significantly lower than the U.S. statutory rate. In addition, our effective income tax rate can be impacted each year by discrete factors or events. Our effective tax rate for the first six months of fiscal 2014 was not significantly impacted by discrete items. Our effective tax rate for the first six months of fiscal 2013 included a tax benefit of $6.6 million recorded as a result of the reversal of certain prior period tax liabilities and a tax benefit of $6.3 million from the reinstatement of the U.S. federal research and development tax credit in January 2013 retroactive to January 1, 2012.
We expect our effective tax rate to be approximately 13.5% for the remainder of fiscal 2014.
Net Income

	Three Months Ended				Six Months Ended
	May 3, 2014	May 4, 2013	$ Change	% Change	May 3, 2014	May 4, 2013	$ Change	% Change
Net Income	$187,433	$164,472	$22,961	14%	$340,019	$295,694	$44,325	15%
Net Income as a % of revenue	27.0%	24.9%			25.7%	23.1%
Diluted EPS	$0.59	$0.52			$1.07	$0.95
Net income increased 14% in the three months ended May 3, 2014 as compared to the same period of fiscal 2013 as the $29.0 million increase in operating income was partially offset by a higher provision for income taxes in the second quarter of fiscal 2014.
Net income increased 15% in the six months ended May 3, 2014 as compared to the same period of fiscal 2013 as the $55.1 million increase in operating income was partially offset by a higher provision for income taxes in the first six months of fiscal 2014.
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
We are planning for revenue in the third quarter of fiscal 2014 to increase approximately 1% to 5% from the second quarter of fiscal 2014. Our plan is for gross margin for the third quarter of fiscal 2014 to increase approximately 50 basis points from the second quarter of fiscal 2014 and for operating expenses to be flat to up 3% from the second quarter of fiscal 2014. We expect our effective tax rate to be approximately 13.5%. As a result, we are planning for diluted earnings per share to be in the range of $0.60 to $0.64 in the third quarter of fiscal 2014.

Liquidity and Capital Resources
At May 3, 2014, our principal source of liquidity was $4,807.2 million of cash and cash equivalents and short-term investments, of which approximately $1,287.2 million was held in the United States. The balance of our cash and cash equivalents and short-term investments was held outside the United States in various foreign subsidiaries. As we intend to reinvest our foreign earnings indefinitely, this cash held outside the United States is not available to meet our cash requirements in the United States, including cash dividends and common stock repurchases. Our cash and cash equivalents consist of highly liquid investments with maturities of three months or less at the time of acquisition and our short-term investments consist primarily of corporate obligations, such as commercial paper and floating rate notes, bonds and bank time deposits. We maintain these balances with high credit quality counterparties, continually monitor the amount of credit exposure to any one issuer and diversify our investments in order to minimize our credit risk.
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

	Six Months Ended
	May 3, 2014	May 4, 2013
Net cash provided by operating activities	$395,897	$410,155
Net cash provided by operations as a % of revenue	29.9%	32.0%
Net cash used for investing activities	$(214,339)	$(251,733)
Net cash used for financing activities	$(169,642)	$(92,484)
At May 3, 2014, cash and cash equivalents totaled $402.8 million. The following changes contributed to the net increase in cash and cash equivalents of $10.7 million in the first six months of fiscal 2014 as compared to the same period in fiscal 2013.
Operating Activities
During the first six months of fiscal 2014 we generated cash from operating activities of $395.9 million, a decrease compared to the first six months of fiscal 2013 primarily as a result of net cash outflows from working capital changes, partially offset by higher net income adjusted for non-cash items.
Investing Activities
During the first six months of fiscal 2014 cash used for investing activities included $92.2 million for property, plant and equipment additions and $113.1 million for the net purchases of available-for-sale short term investments.
Financing Activities
During the first six months of fiscal 2014 cash used for financing activities included proceeds of $142.5 million from the exercise of employee stock options. We distributed $221.8 million to our shareholders in dividend payments and repurchased 2.3 million shares of our common stock for $111.6 million.
Working Capital

	May 3, 2014	November 2, 2013	$ Change	% Change
Accounts receivable, net	$360,847	$325,144	$35,703	11%
Days sales outstanding	47	44
Inventory	$298,432	$283,337	$15,095	5%
Days cost of sales in inventory	115	111
The increase in accounts receivable in dollars and in days was primarily the result of higher product shipments made to our distributors in the final month of the second quarter of fiscal 2014 as compared to the final month of the fourth quarter of fiscal 2013.
Inventory increased as compared to the end of the fourth quarter of fiscal 2013 as a result of increased manufacturing production to support anticipated higher sales demand. Our inventory levels are impacted by our need to support forecasted sales demand and variations between those forecasts and actual demand. Days cost of sales in inventory increased from 111 days at the end of the fourth quarter of fiscal 2013 to 115 days at the end of the second quarter of fiscal 2014, primarily as a result of the increased inventory levels, while cost of sales remained flat as a result of improved factory utilization.
Current liabilities increased slightly to $571.2 million at May 3, 2014 from $570.5 million at the end of fiscal 2013. This increase was a result of higher deferred income on shipments to distributors, which is more fully described below, and accounts payable, partially offset by a decrease in income taxes payable and accrued liabilities.
As of May 3, 2014 and November 2, 2013, we had gross deferred revenue of $334.0 million and $309.2 million, respectively, and gross deferred cost of sales of $66.1 million and $61.8 million, respectively. Deferred income on shipments to distributors increased in the first six months of fiscal 2014 primarily as a result of an increase in product shipments into the channel during the final month of the second quarter of fiscal 2014 in order to support anticipated sales demand. Sales to distributors are made under agreements that allow distributors to receive price-adjustment credits and to return qualifying products for credit, as determined by us, in order to reduce the amounts of slow-moving, discontinued or obsolete product from their inventory. Given the uncertainties associated with the levels of price-adjustment credits to be granted to distributors, the sales price to the distributors is not fixed or determinable until the distributors resell the products to their customers. Therefore, we defer revenue recognition from sales to distributors until the distributors have sold the products to their customers. The amount of price-adjustments is dependent on future overall market conditions, and therefore the levels of these adjustments could fluctuate significantly from period to period. To the extent that we experience a significant increase in the amount of credits we issue to our distributors, there could be a material impact on the ultimate revenue and gross margin recognized relating to these transactions.
Debt
As of May 3, 2014, we had $872.5 million in principal outstanding on our long term debt. Our debt obligations consist of the following:
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
The indentures governing the 2016 Notes and the 2023 Notes contain covenants that may limit our ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of our assets to, any other party. As of May 3, 2014, we were compliant with these covenants. See Note 14, Debt, of the Notes to our Condensed Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q for further information on our outstanding debt.
Revolving Credit Facility
On December 19, 2012, we entered into a five-year, $500.0 million senior unsecured revolving credit facility with certain institutional lenders. To date, we have not borrowed under this credit facility but we may borrow in the future and use the proceeds for repayment of existing indebtedness, stock repurchases, acquisitions, capital expenditures, working capital and other lawful corporate purposes. The terms of the facility impose restrictions on our ability to undertake certain transactions, to create certain liens on assets and to incur certain subsidiary indebtedness. In addition, the credit agreement contains a consolidated leverage ratio covenant of total consolidated funded debt to consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) of not greater than 3.0 to 1.0. As of May 3, 2014, we were compliant with these covenants.
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
Stock Repurchase Program
Our common stock repurchase program has been in place since August 2004. As of May 3, 2014, in the aggregate, our Board of Directors has authorized us to repurchase $5.6 billion of our common stock under the program. Under the program, we may repurchase outstanding shares of our common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized under the program. As of May 3, 2014, we had repurchased a total of approximately 132.1 million shares of our common stock for approximately $4,579.0 million under this program. As of May 3, 2014, an additional $991.0 million remains available for repurchase of shares under the current authorized program. The repurchased shares are held as authorized but unissued shares of common stock. We also from time to time repurchase shares in settlement of employee tax withholding obligations due upon the vesting of restricted stock units or the exercise of stock options, or in certain limited circumstances to satisfy the exercise price of options granted to our employees under our equity compensation plans. Any future common stock repurchases will be based on several factors, including our financial performance, outlook, liquidity and the amount of cash we have available in the United States.
Capital Expenditures
Net additions to property, plant and equipment were $92.2 million in the first six months of fiscal 2014 and were funded with a combination of cash on hand and cash generated from operations. We expect capital expenditures for fiscal 2014 to consist of $124.0 million for ongoing capital spending and approximately $56.0 million for new buildings we are constructing. These capital expenditures will be funded with a combination of cash on hand and cash generated from operations.
Dividends
On May 19, 2014, our Board of Directors declared a cash dividend of $0.37 per outstanding share of common stock. The dividend will be paid on June 10, 2014 to all shareholders of record at the close of business on May 30, 2014 and is expected to total approximately $116.2 million. We currently expect quarterly dividends to continue at $0.37 per share, although they remain subject to determination and declaration by our Board of Directors. The payment of future dividends, if any, will be based on several factors, including our financial performance, outlook and liquidity.

Contractual Obligations
There have not been any material changes during the first six months of fiscal 2014 to the amounts presented in the table summarizing our contractual obligations included in our Annual Report on Form 10-K for the fiscal year ended November 2, 2013.

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

Critical Accounting Policies and Estimates
There were no material changes in the first six months of fiscal 2014 to the information provided under the heading “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the fiscal year ended November 3, 2013.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in the first six months of fiscal 2014 to the information provided under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” set forth in our Annual Report on Form 10-K for the fiscal year ended November 2, 2013.

ITEM 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of May 3, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of May 3, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in Internal Control over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended May 3, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A.	Risk Factors
Set forth below and elsewhere in this report and in other documents we file with the SEC are descriptions of certain risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also adversely affect our business. The description below includes any material changes to and supersedes the description of the risk factors affecting our business previously discussed in "Part I, Item 1A Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended November 2, 2013.
Disruptions in global credit and financial markets could materially and adversely affect our business and results of operations.

There is significant continuing uncertainty regarding the stability of global credit and financial markets. These economic uncertainties may lead consumers and businesses to postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders for our products and make it difficult for us to accurately forecast and plan our future business activities. Significant disruption to global credit and financial markets may also adversely affect our ability to access external financing sources on acceptable terms. Financial difficulties experienced by our customers could result in nonpayment or payment delays for previously purchased products, thereby increasing our credit risk exposure. Uncertainty regarding the future stability of the global credit and financial markets could cause the value of the currency in the affected markets to deteriorate, thus reducing the purchasing power of those customers. In addition, financial difficulties experienced by our suppliers or distributors could result in product delays, increased accounts receivable defaults and inventory challenges. During the past few years, many governments adopted stimulus or spending programs designed to ease the economic impact of the crisis. Some of our businesses benefited from these stimulus programs and there can be no assurance that such programs will continue in the future. If economic conditions deteriorate, we may record additional charges relating to restructuring costs or the impairment of assets and our business and results of operations could be materially and adversely affected.
Our future revenue, gross margins, operating results and net income are difficult to predict and may materially fluctuate.
Our future revenue, gross margins, operating results and net income are difficult to predict and may be materially affected by a number of factors, including:

•	the effects of adverse economic conditions in the markets in which we sell our products;

•	changes in customer demand for our products and for end products that incorporate our products;

•	our ability to effectively manage our cost structure in both the short term and over a longer duration;

•	the timing of new product announcements or introductions by us, our customers or our competitors;

•	competitive pricing pressures;

•	fluctuations in manufacturing yields, adequate availability of wafers and other raw materials, and manufacturing, assembly and test capacity;

•	the ability of our third-party suppliers, subcontractors and manufacturers to supply us with sufficient quantities of raw materials, products and/or components;

•	any significant decline in our backlog;

•	the timing, delay or cancellation of significant customer orders and our ability to manage inventory;

•	our ability to recruit, hire, retain and motivate adequate numbers of engineers and other qualified employees to meet the demands of our customers;

•	the increasing costs of providing employee benefits, including health insurance, pension plan contributions and retirement benefits;

•	changes in geographic, product or customer mix;

•	our ability to utilize our manufacturing facilities at efficient levels;

•	potential significant litigation-related costs;

•	the difficulties inherent in forecasting future operating expense levels, including with respect to costs associated with labor, utilities, transportation and raw materials;

•	the costs related to compliance with increasing worldwide government, environmental and social responsibility regulations;

•	changes in our effective tax rates in the United States, Ireland or worldwide; and

•	the effects of public health emergencies, natural disasters, widespread travel disruptions, security risks, terrorist activities, international conflicts and other events beyond our control.

In addition, the semiconductor market has historically been cyclical and subject to significant economic upturns and downturns. Our business is also subject to rapid technological changes and there can be no assurance (i) that products stocked in our inventory will not be rendered obsolete before we ship them, or (ii) that we will be able to design, develop and produce products in a timely fashion to accommodate changing customer demand. As a result of these and other factors, there can be no assurance that we will not experience material fluctuations in future revenue, gross margins, operating results and net income on a quarterly or annual basis. Our historical financial performance and results of operations should not be relied upon as indicators of future performance or results. In addition, if our revenue, gross margins, operating results and net income do not meet the expectations of securities analysts or investors, the market price of our common stock may decline.
Increases in our effective tax rate and exposure to additional tax liabilities may adversely impact our results of operations.
A number of factors may increase our future effective tax rate, including: changes in applicable tax laws or the interpretation of such tax laws; increases in tax rates in various jurisdictions; variation in the jurisdictions in which profits are earned and taxed; repatriation of non-U.S. earnings; any adverse resolution of ongoing tax audits or adverse rulings from taxing authorities worldwide; changes in the valuation of our deferred tax assets and liabilities; adjustments to income taxes upon finalization of various tax returns; increases in expenses not deductible for tax purposes, including executive compensation subject to the limitations of Section 162(m) of the Internal Revenue Code and amortization of assets acquired in connection with strategic transactions; decreased availability of tax deductions for stock-based compensation awards worldwide; and changes in available tax credits. Any significant increase in our future effective tax rates could adversely impact our net income during future periods.
Long-term contracts are not typical for us and incorrect forecasts or reductions, cancellations or delays in orders for our products could adversely affect our operating results.
We typically do not have long-term sales contracts with our customers. In certain markets where end-user demand may be particularly volatile and difficult to predict, some customers place orders that require us to manufacture product and have it available for shipment, even though the customer is unwilling to make a binding commitment to purchase all, or even any, of the product. In other instances, we manufacture product based on forecasts of customer demands. As a result, we may incur inventory and manufacturing costs in advance of anticipated sales, and we are subject to the risk of lower than expected orders or cancellations of orders, leading to a sharp reduction of sales and backlog. Further, orders or forecasts may be for products that meet the customer’s unique requirements so that those canceled or unrealized orders would, in addition, result in an inventory of unsaleable products, causing potential inventory write-offs. As a result of lengthy manufacturing cycles for certain of the products that are subject to these uncertainties, the amount of unsaleable product could be substantial. Incorrect forecasts, or reductions, cancellations or delays in orders for our products could adversely affect our operating results.
Our future success depends upon our ability to continue to innovate, improve our existing products, design, develop, produce and market new products, and identify and enter new markets.
Our future success significantly depends on our continued ability to improve our existing products and design, develop, produce and market innovative new products. Product design, development, innovation and enhancement is often a complex, time-consuming and costly process involving significant investment in research and development, with no assurance of return on investment. There can be no assurance that we will be able to develop and introduce new and improved products in a timely or efficient manner or that new and improved products, if developed, will achieve market acceptance. Our products generally must conform to various evolving and sometimes competing industry standards, which may adversely affect our ability to compete in certain markets or require us to incur significant costs. In addition, our customers generally impose very high quality and reliability standards on our products, which often change and may be difficult or costly to satisfy. Any inability to satisfy customer quality standards or comply with industry standards and technical requirements may adversely affect demand for our products and our results of operations. In addition, our growth is dependent on our continued ability to identify and penetrate new markets where we have limited experience and competition is intense. Also, some of our customers in these markets are less established, which could subject us to increased credit risk. There can be no assurance that the markets we serve will grow in the future, that our existing and new products will meet the requirements of these markets, that our products will achieve customer acceptance in these markets, that competitors will not force price reductions or take market share from us, or that we can achieve or maintain adequate gross margins or profits in these markets. Furthermore, a decline in demand in one or several of our end-user markets could have a material adverse effect on the demand for our products and our results of operations.
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
We rely, and plan to continue to rely, on suppliers, assembly and test subcontractors, freight carriers, and third-party wafer fabricators to supply most of our wafers that can be manufactured using industry-standard submicron processes. This reliance involves several risks, including reduced control over availability, capacity utilization, delivery schedules, manufacturing yields, and costs. We currently source approximately 50% of our wafer requirements annually from third-party wafer fabrication foundries, primarily Taiwan Semiconductor Manufacturing Company, or TSMC. In addition, these suppliers often provide manufacturing services to our competitors and therefore periods of increased industry demand may result in capacity constraints. In certain instances, the third-party supplier is the sole source of highly specialized processing services. If our suppliers are unable or unwilling to manufacture and deliver components to us on the time schedule and of the quality or quantity that we require or provide us with required manufacturing processes, we may be forced to seek to engage additional or replacement suppliers, which could result in additional expenses and delays in product development or shipment of product to our customers. If additional or replacement suppliers or manufacturing processes are not available, we may also experience delays in product development or shipment which could, in turn, result in the temporary or permanent loss of customers.
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
Semiconductor products are highly complex and may contain defects when they are first introduced or as new versions are developed. We generally warrant our products to our customers for one year from the date title passes from us. We invest significant resources in the testing of our products; however, if any of our products contain defects, we may be required to incur additional development and remediation costs, pursuant to warranty and indemnification provisions in our customer contracts and purchase orders. These problems may divert our technical and other resources from other product development efforts and could result in claims against us by our customers or others, including liability for costs associated with product recalls, which may adversely impact our operating results. We may also be subject to customer indemnity claims. Our customers have on occasion been sued, and may in the future be sued, by third parties alleging infringement of intellectual property rights, or damages resulting from use of our products. Those customers may seek indemnification from us under the terms and conditions of our sales contracts with them. In certain cases, our potential indemnification liability may be significant. If any of our products contains defects, or has reliability, quality or compatibility problems, our reputation may be damaged, which could make it more difficult for us to sell our products to existing and prospective customers and could also adversely affect our operating results.
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
We are involved in frequent litigation, including claims regarding intellectual property rights, which could be costly to bring or defend and could require us to redesign products or pay significant royalties.
The semiconductor industry is characterized by frequent claims and litigation involving patent and other intellectual property rights, including claims arising under our contractual obligations to indemnify our customers. Other companies or individuals have obtained patents covering a variety of semiconductor designs and processes, and we might be required to obtain licenses under some of these patents or be precluded from making and selling infringing products, if those patents are found to be valid and infringed by us. In the event a third party makes a valid intellectual property claim against us and a license is not available to us on commercially reasonable terms, or at all, we could be forced either to redesign or to stop production of products incorporating that intellectual property, and our operating results could be materially and adversely affected. Litigation may be necessary to enforce our patents or other of our intellectual property rights or to defend us against claims of infringement, and this litigation could be costly and divert the attention of our key personnel. We could also be subject to litigation or arbitration disputes arising under our contractual obligations, as well as indemnity, warranty or product liability claims that could lead to significant costs and expenses as we defend those claims or pay damage awards. There can be no assurance that we are adequately insured to protect against all claims and potential liabilities. We may incur costs and expenses relating to a recall of our customers’ products due to an alleged failure of components we supply. An adverse outcome in litigation or arbitration could have a material adverse effect on our financial position or on our operating results or cash flows in the period in which the dispute is resolved.
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

We rely on information technology systems throughout our company to keep financial records and customer data, process orders, manage inventory, coordinate shipments to customers, maintain confidential and proprietary information, assist in semiconductor engineering and other technical activities and operate other critical functions such as internet connectivity, network communications and email. Our information technology systems may be susceptible to damage, disruptions or shutdowns due to power outages, hardware failures, telecommunication failures, user errors, catastrophes or other unforeseen events. If we were to experience a prolonged disruption in the information technology systems that involve our internal communications or our interactions with customers or suppliers, it could result in the loss of sales and customers and significant incremental costs, which could adversely affect our business. We may also be subject to security breaches caused by computer viruses, illegal break-ins or hacking, sabotage, or acts of vandalism by third parties. Our security measures or those of our third party service providers may not detect or prevent security breaches. In addition, we provide our confidential and proprietary information to our third-party business partners in certain cases where doing so is necessary to conduct our business.  While we employ confidentiality agreements to protect such information, nonetheless those third parties may also be subject to security breaches or otherwise compromise the protection of such information. Security breaches of our information technology systems or those of our partners could result in the misappropriation or unauthorized disclosure of confidential and proprietary information belonging to us or to our employees, partners, customers or suppliers, which could result in our suffering significant financial or reputational damage.

If we do not retain our key personnel, our ability to execute our business strategy will be adversely affected.
Our continued success depends to a significant extent upon the recruitment, retention and effective succession of our executive officers and key management and technical personnel, particularly our experienced engineers. The competition for these employees is intense. The loss of the services of one or more of our key personnel could have a material adverse effect on our operating results. In addition, there could be a material adverse effect on our business should the turnover rates for engineers and other key personnel increase significantly or if we are unable to continue to attract and retain qualified personnel. We do not maintain any key person life insurance policy on any of our officers or employees.

To remain competitive, we may need to invest in or acquire other companies, purchase or license technology from third parties, or enter into other strategic transactions in order to introduce new products or enhance our existing products.
An element of our business strategy involves expansion through the acquisitions of businesses, assets, products or technologies that allow us to complement our existing product offerings, diversify our product portfolio, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. We may not be able to find businesses that have the technology or resources we need and, if we find such businesses, we may not be able to invest in, purchase or license the technology or resources on commercially favorable terms or at all. Acquisitions, investments and technology licenses are difficult to identify and complete for a number of reasons, including the cost of potential transactions, competition among prospective buyers and licensees, the need for regulatory approvals, and difficulties related to integration efforts. Both in the U.S. and abroad, governmental regulation of acquisitions has become more complex, increasing the costs and risks of undertaking significant acquisitions. In order to finance a potential transaction, we may need to raise additional funds by issuing securities or borrowing money. We may not be able to obtain financing on favorable terms, and the sale of our stock may result in the dilution of our existing shareholders or the issuance of securities with rights that are superior to the rights of our common shareholders.
Acquisitions also involve a number of risks, including:

•	difficulty or delay integrating acquired technologies, operations and personnel with our existing businesses;

•	diversion of management attention in connection with both negotiating the transaction and integrating the assets;

•	strain on managerial and operational resources as management tries to oversee larger or more complex operations;

•	the future funding requirements for acquired companies, which may be significant;

•	potential loss of key employees;

•	exposure to unforeseen liabilities of acquired companies; and

•	increased risk of costly and time-consuming litigation.
If we are unable to successfully address these risks, we may not realize some or all of the expected benefits of the acquisition, which may have an adverse effect on our business plans and operating results.
We rely on supplies, services and manufacturing capacity located in geologically unstable areas, which could affect our ability to produce products.
We, like many companies in the semiconductor industry, rely on supplies, services, internal manufacturing capacity, wafer fabrication foundries and other subcontractors in geologically unstable locations around the world. The impact of earthquakes, tsunamis, flooding or other natural disasters would disrupt local semiconductor-related businesses, and adversely affect manufacturing capacity, availability and cost of key raw materials, utilities and equipment, and availability of key services, including transport of our products worldwide. Our insurance may not adequately cover losses resulting from such disruptions. Any prolonged inability to utilize one of our manufacturing facilities, or those of our subcontractors or third-party wafer fabrication foundries, as a result of fire, flood, natural disaster, unavailability of utilities or otherwise, could result in a temporary or permanent loss of customers for affected products, which could have a material adverse effect on our results of operations and financial condition.
We are exposed to business, economic, political, legal, regulatory and other risks through our significant worldwide operations.
We have significant operations and manufacturing facilities outside the United States, including in Ireland and the Philippines. The majority of our revenue is derived from customers in international markets, and we expect that international sales will continue to account for a significant portion of our revenue in the future. Although we engage in hedging transactions to reduce our exposure to currency exchange rate fluctuations, there can be no assurance that our competitive position will not be adversely affected by changes in the exchange rate of the United States dollar against other currencies. Potential interest rate increases, as well as high energy costs, could have an adverse impact on industrial and consumer spending patterns and could adversely impact demand for our products. At May 3, 2014, our principal source of liquidity was $4,807.2 million of cash and cash equivalents and short-term investments, of which approximately $1,287.2 million was held in the United States and the remaining balance was held outside the United States in various foreign subsidiaries. As we intend to reinvest our foreign earnings indefinitely, this cash held outside the United States is not readily available to meet our cash requirements in the United States. We require a substantial amount of cash in the United States for operating requirements, stock repurchases, cash dividends and acquisitions. If we are unable to address our U.S. cash requirements through operations, through borrowings under our current credit facility, through future debt or equity offerings or from other sources of cash obtained at an acceptable cost, it may be necessary for us to consider repatriation of earnings that are permanently reinvested, and we may be required to pay additional taxes under current tax laws, which could have a material effect on our results of operations and financial condition.
Furthermore, in addition to being exposed to the ongoing economic cycles in the semiconductor industry, we are also subject to different business, economic and political risks inherent in international operations, including the risks associated with the recent crisis in global credit and financial markets, ongoing uncertainties and political and economic instability in many countries around the world, as well as economic disruption from acts of terrorism and the response to them by the United States and its allies. Other business risks associated with global operations include increased managerial complexities, air transportation disruptions, expropriation, currency controls, currency exchange rate movement, additional costs related to foreign taxes and tariffs, increases in labor and transportation costs, trade and travel restrictions, pandemics, import and export license requirements and customs restrictions, and accounts receivable collections.
Additionally, as an international company, we are exposed to complex and varying government regulations and legal standards, particularly with respect to price protection, competition practices, export control regulations, customs and tax requirements, anti-boycott regulations, data privacy, intellectual property, anti-corruption and environmental compliance. Among other laws and regulations, we are subject to U.S. Customs and Export Regulations, including U.S. International Traffic and Arms Regulations and similar laws, which collectively control import, export and sale of products and technologies, and the Foreign Corrupt Practices Act and similar anti-bribery laws, which prohibit companies from making improper payments to government officials for the purposes of obtaining or retaining business. Compliance with these laws and regulations imposes costs on us that can reduce our profitability, and any failure to successfully comply could subject us to monetary liabilities and other sanctions that could further harm our business and financial condition.

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
The new “conflict minerals” rules recently promulgated by the Securities and Exchange Commission could adversely affect the sourcing, supply and pricing of materials used in our products. New climate change laws and regulations could require us to change our manufacturing processes or obtain substitute materials that may cost more or be less available for our manufacturing operations. In addition, new restrictions on emissions of carbon dioxide or other greenhouse gases could result in significant costs for us. The Commonwealth of Massachusetts has adopted greenhouse gas regulations, and the U.S. Congress may pass federal greenhouse gas legislation in the future. The U.S. Environmental Protection Agency (EPA) has issued greenhouse gas reporting regulations that may apply to certain of our operations. The EPA is developing other climate change-based regulations, as are certain states, that also may increase our expenses and adversely affect our operating results. We expect increased worldwide regulatory activity relating to climate change in the future. Compliance with these laws and regulations has not had a material impact on our capital expenditures, earnings, financial condition or competitive position. However, there is no assurance that the cost to comply with current or future EHS laws and regulations will not exceed our estimates or adversely affect our financial condition or results of operations. Additionally, any failure by us to comply with applicable EHS requirements or contractual obligations could result in penalties, civil and criminal fines, suspension of or changes to production, legal liability and damage to our reputation.
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
Our current revolving credit facility and our outstanding senior unsecured notes impose, and future debt instruments to which we may become subject may impose, restrictions that limit our ability to engage in activities that could otherwise benefit our company, including to undertake certain transactions, to create certain liens on our assets and to incur certain subsidiary indebtedness. Our ability to comply with these financial restrictions and covenants is dependent on our future performance, which is subject to prevailing economic conditions and other factors, including factors that are beyond our control such as foreign exchange rates, interest rates, changes in technology and changes in the level of competition. In addition, our revolving credit facility requires us to maintain compliance with specified financial ratios. If we breach any of the covenants under our revolving credit facility or the indenture governing our outstanding notes and do not obtain appropriate waivers, then, subject to applicable cure periods, our outstanding indebtedness thereunder could be declared immediately due and payable or we may be restricted from further borrowing under our credit facility.
Our stock price may be volatile.
The market price of our common stock has been volatile in the past and may be volatile in the future, as it may be significantly affected by factors including:

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
February 2, 2014 through March 1, 2014	295,963	$48.00	291,800	$999,364,251
March 2, 2014 through March 29, 2014	706	$50.73	—	$999,364,251
March 30, 2014 through May 3, 2014	163,545	$51.18	162,651	$991,040,975
Total	460,214	$49.14	454,451	$991,040,975

(a)	Includes 5,763 shares withheld by us from employees to satisfy employee tax obligations upon vesting of restricted stock units granted to our employees under our equity compensation plans.

(b)
The average price paid per share of stock repurchased under the stock repurchase program includes the commissions paid to the brokers. The average price paid for shares in connection with vesting of restricted stock are averages of the closing stock price at the vesting date which is used to calculate the number of shares to be withheld.

(c)
Shares repurchased pursuant to the stock repurchase program publicly announced on August 12, 2004. On February 17, 2014, our Board of Directors authorized the repurchase by us of an additional $570.0 million of our common stock, increasing the total amount of our common stock that we are authorized to repurchase under the program to $5.6 billion. Under the repurchase program, we may repurchase outstanding shares of our common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.

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

ANALOG DEVICES, INC.

Date: May 20, 2014	By:	/S/ VINCENT T. ROCHE
Vincent T. Roche
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 20, 2014	By:	/S/ DAVID A. ZINSNER
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
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and six months ended May 3, 2014 and May 4, 2013, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended May 3, 2014 and May 4, 2013, (iii) Condensed Consolidated Balance Sheets at May 3, 2014 and November 2, 2013, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended May 3, 2014 and May 4, 2013 and (v) Notes to Condensed Consolidated Financial Statements for the three and six months ended May 3, 2014.