Form 10-Q
period 2014-08-02
ANALOG DEVICES INC
filed 2014-08-26
CIK 6281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 2, 2014
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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐    NO  ☑
As of August 2, 2014 there were 314,212,784 shares of common stock of the registrant, $0.16 2/3 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ANALOG DEVICES, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Revenue	$727,752	$674,172	$2,050,526	$1,955,556
Cost of sales (1)	251,462	239,110	706,375	708,015
Gross margin	476,290	435,062	1,344,151	1,247,541
Operating expenses:
Research and development (1)	140,095	128,892	404,889	382,056
Selling, marketing, general and administrative (1)	132,989	97,773	333,252	298,036
Amortization of intangibles	660	55	770	165
Special charges	—	—	2,685	14,071
	273,744	226,720	741,596	694,328
Operating income	202,546	208,342	602,555	553,213
Nonoperating expense (income):
Interest expense	8,178	7,672	21,623	20,443
Interest income	(3,442)	(3,125)	(10,127)	(9,402)
Other, net	422	8,754	412	9,361
	5,158	13,301	11,908	20,402
Income before income taxes	197,388	195,041	590,647	532,811
Provision for income taxes	16,782	18,802	70,022	60,878
Net income	$180,606	$176,239	$520,625	$471,933
Shares used to compute earnings per share – basic	314,190	309,117	313,321	306,681
Shares used to compute earnings per share – diluted	318,876	315,307	318,413	312,983
Basic earnings per share	$0.57	$0.57	$1.66	$1.54
Diluted earnings per share	$0.57	$0.56	$1.64	$1.51
Dividends declared and paid per share	$0.37	$0.34	$1.08	$0.98
(1) Includes stock-based compensation expense as follows:
Cost of sales	$1,724	$1,672	$4,698	$4,856
Research and development	$5,415	$5,536	$14,552	$16,180
Selling, marketing, general and administrative	$6,331	$5,539	$16,169	$22,728
See accompanying notes.

ANALOG DEVICES, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) (thousands)

	Three Months Ended		Nine Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net income	$180,606	$176,239	$520,625	$471,933
Foreign currency translation adjustments	(656)	(3,132)	3,204	(5,268)
Change in unrealized holding (losses) gains (net of taxes of $78, $42, $13, and $63, respectively) on available for sale securities classified as short-term investments	(420)	(35)	51	155
Change in unrealized (losses) gains (net of taxes of $542, $3,326, $632, and $3,619, respectively) on derivative instruments designated as cash flow hedges	(3,094)	6,088	(2,525)	5,443
Changes in pension plans including prior service cost, transition obligation, net actuarial loss and foreign currency translation adjustments, (net of taxes of $164, $98, $493, and $303 respectively)	3,365	202	2,563	155
Other comprehensive income (loss)	(805)	3,123	3,293	485
Comprehensive income	$179,801	$179,362	$523,918	$472,418

See accompanying notes.

ANALOG DEVICES, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (thousands, except per share amounts)

	August 2, 2014	November 2, 2013
ASSETS
Current Assets
Cash and cash equivalents	$2,585,441	$392,089
Short-term investments	2,346,818	4,290,823
Accounts receivable, net	394,762	325,144
Inventories (1)	415,098	283,337
Deferred tax assets	134,684	136,299
Prepaid income tax	3,398	2,391
Prepaid expenses and other current assets	43,683	42,342
Total current assets	5,923,884	5,472,425
Property, Plant and Equipment, at Cost
Land and buildings	488,517	458,853
Machinery and equipment	1,861,604	1,733,850
Office equipment	51,477	49,321
Leasehold improvements	51,871	50,870
	2,453,469	2,292,894
Less accumulated depreciation and amortization	1,843,532	1,784,723
Net property, plant and equipment	609,937	508,171
Other Assets
Deferred compensation plan investments	20,003	17,364
Other investments	12,019	3,816
Goodwill	1,631,890	284,112
Intangible assets, net	695,832	28,552
Deferred tax assets	29,554	26,226
Other assets	50,346	41,084
Total other assets	2,439,644	401,154
	$8,973,465	$6,381,750
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$142,653	$119,994
Deferred income on shipments to distributors, net	285,832	247,428
Income taxes payable	40,664	45,490
Current debt	1,995,398	—
Accrued liabilities	157,979	157,600
Total current liabilities	2,622,526	570,512
Non-current liabilities
Long-term debt	872,652	872,241
Deferred income taxes	276,234	6,037
Deferred compensation plan liability	20,003	17,364
Other non-current liabilities	174,853	176,020
Total non-current liabilities	1,343,742	1,071,662
Commitments and contingencies
Shareholders’ Equity
Preferred stock, $1.00 par value, 471,934 shares authorized, none outstanding	—	—
Common stock, $0.16 2/3 par value, 1,200,000,000 shares authorized, 314,212,784 shares issued and outstanding (311,045,084 on November 2, 2013)	52,370	51,842
Capital in excess of par value	792,971	711,879
Retained earnings	4,239,109	4,056,401
Accumulated other comprehensive loss	(77,253)	(80,546)
Total shareholders’ equity	5,007,197	4,739,576
	$8,973,465	$6,381,750

(1)	Includes $2,094 and $2,273 related to stock-based compensation at August 2, 2014 and November 2, 2013, respectively.

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(thousands)

	Nine Months Ended
	August 2, 2014	August 3, 2013
Cash flows from operating activities:
Net income	$520,625	$471,933
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	83,147	82,681
Amortization of intangibles	1,720	165
Stock-based compensation expense	35,419	43,764
Loss on extinguishment of debt	—	10,205
Excess tax benefit-stock options	(21,349)	(15,073)
Deferred income taxes	(8,305)	(11,141)
Other non-cash activity	3,823	(1,072)
Changes in operating assets and liabilities	(5,741)	48,718
Total adjustments	88,714	158,247
Net cash provided by operating activities	609,339	630,180
Cash flows from investing activities:
Purchases of short-term available-for-sale investments	(5,539,018)	(5,980,735)
Maturities of short-term available-for-sale investments	5,810,937	4,771,441
Sales of short-term available-for-sale investments	1,700,130	590,827
Additions to property, plant and equipment	(134,496)	(74,516)
Payments for acquisitions, net of cash acquired	(1,943,704)	(2,475)
Increase in other assets	(9,422)	(4,066)
Net cash used for investing activities	(115,573)	(699,524)
Cash flows from financing activities:
Payment of senior unsecured notes	—	(392,790)
Proceeds from debt	1,995,398	493,880
Proceeds from derivative instruments	—	10,952
Term loan repayments	—	(60,108)
Dividend payments to shareholders	(337,917)	(300,017)
Repurchase of common stock	(168,971)	(17,720)
Proceeds from employee stock plans	178,581	261,878
Contingent consideration payment	(3,576)	(3,752)
Changes in other financing activities	16,370	(7,486)
Excess tax benefit-stock options	21,349	15,073
Net cash provided by (used for) financing activities	1,701,234	(90)
Effect of exchange rate changes on cash	(1,648)	669
Net increase (decrease) in cash and cash equivalents	2,193,352	(68,765)
Cash and cash equivalents at beginning of period	392,089	528,833
Cash and cash equivalents at end of period	$2,585,441	$460,068
See accompanying notes.

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED AUGUST 2, 2014
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
On July 22, 2014, the Company completed its acquisition of Hittite Microwave Corporation (Hittite), a company that designs and develops high performance integrated circuits, modules, subsystems and instrumentation for radio frequency, microwave and millimeterwave applications. The total consideration paid to acquire Hittite was approximately $2.4 billion, financed through a combination of existing cash on hand and a 90-day term loan facility of $2.0 billion. The acquisition of Hittite is referred to as the Acquisition. The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q include the financial results of Hittite prospectively from July 22, 2014, the closing date of the Acquisition. See Note 16, Acquisitions, of these Notes to Condensed Consolidated Financial Statements for further discussion related to the Acquisition.
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
For multiple element arrangements, the Company allocates arrangement consideration among the elements based on the relative fair values of those elements as determined using vendor-specific objective evidence or third-party evidence. The Company uses its best estimate of selling price to allocate arrangement consideration between the deliverables in cases where neither vendor-specific objective evidence nor third-party evidence is available. A reserve for sales returns and allowances for customers is recorded based on historical experience or specific identification of an event necessitating a reserve.
Revenue from contracts with the United States Government, government prime contractors and some commercial customers is generally recorded on a percentage of completion basis using either units delivered or costs incurred as the measurement basis for progress towards completion. The output measure is used to measure results directly and is generally the best measure of progress toward completion in circumstances in which a reliable measure of output can be established. Estimated revenue in excess of amounts billed is reported as unbilled receivables. Contract accounting requires judgment in estimating costs and assumptions related to technical issues and delivery schedule. Contract costs include material, subcontract costs, labor and an allocation of indirect costs. The estimation of costs at completion of a contract is subject to numerous variables involving contract costs and estimates as to the length of time to complete the contract. Changes in contract performance, estimated gross margin, including the impact of final contract settlements, and estimated losses are recognized in the period in which the changes or losses are determined.
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
As of August 2, 2014 and November 2, 2013, the Company had gross deferred revenue of $356.1 million and $309.2 million, respectively, and gross deferred cost of sales of $70.3 million and $61.8 million, respectively. Deferred income on shipments to distributors increased in the first nine months of fiscal 2014 primarily as a result of an increase in product shipments into the channel during fiscal 2014 in order to support anticipated sales demand and, to a lesser extent, deferred income acquired as part of the Acquisition.
The Company generally offers a twelve-month warranty for its products. The Company’s warranty policy provides for replacement of defective products. Specific accruals are recorded for known product warranty issues. Product warranty expenses during each of the three- and nine-month periods ended August 2, 2014 and August 3, 2013 were not material.

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

Hittite Replacement Awards — In connection with the Acquisition, the Company issued equity awards to certain Hittite employees in replacement of Hittite equity awards that were canceled at closing. The replacement awards consisted of approximately 0.7 million restricted stock units with a weighted average grant date fair value of $48.20. The terms and intrinsic value of these awards were substantially the same as the canceled Hittite awards. The fair value of the replaced awards associated with services rendered though the date of Acquisition was recognized as a component of the total preliminary estimated acquisition consideration and the remaining fair value of the replaced awards associated with post Acquisition services will be recognized as an expense on a straight-line basis over the remaining vesting period.

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

Information pertaining to the Company’s stock option awards and the related estimated weighted-average assumptions to calculate the fair value of stock options using the Black-Scholes valuation model granted during the three- and nine-month periods ended August 2, 2014 and August 3, 2013 are as follows:

	Three Months Ended		Nine Months Ended
Stock Options	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Options granted (in thousands)	27	103	2,137	2,389
Weighted-average exercise price	$52.60	$45.97	$51.73	$46.39
Weighted-average grant-date fair value	$8.86	$7.85	$8.98	$7.37
Assumptions:
Weighted-average expected volatility	24.0%	25.8%	24.9%	24.6%
Weighted-average expected term (in years)	5.3	5.4	5.3	5.4
Weighted-average risk-free interest rate	1.7%	1.2%	1.7%	1.0%
Weighted-average expected dividend yield	2.8%	3.0%	2.9%	2.9%

The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the performance conditions stipulated in the award grant and calculates the fair market value for the market-based restricted stock units granted. The Monte Carlo simulation model also uses stock price volatility and other variables to estimate the probability of satisfying the performance conditions, including the possibility that the market condition may not be satisfied, and the resulting fair value of the award. Information pertaining to the Company’s market-based restricted stock units and the related estimated assumptions used to calculate the fair value of market-based restricted stock units granted during the nine-month period ended August 2, 2014 using the Monte Carlo simulation model are as follows:

Nine Months Ended
Market-based Restricted Stock Units	August 2, 2014
Units granted (in thousands)	86
Grant-date fair value	$50.79
Assumptions:
Historical stock price volatility	23.2%
Risk-free interest rate	0.8%
Expected dividend yield	2.8%
Market-based restricted stock units were not granted during the three-month period ended August 2, 2014 or the three- and nine-month periods ended August 3, 2013.
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

Stock-Based Compensation Expense
The amount of stock-based compensation expense recognized during a period is based on the value of the awards that are ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock-based award. Based on an analysis of its historical forfeitures, the Company has applied an annual forfeiture rate of 4.4% to all unvested stock-based awards as of August 2, 2014. The rate of 4.4% represents the portion that is expected to be forfeited each year over the vesting period. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those options that vest.
Additional paid-in-capital (APIC) Pool
The APIC pool represents the excess tax benefits related to share-based compensation that are available to absorb future tax deficiencies. If the amount of future tax deficiencies is greater than the available APIC pool, the Company records the excess as income tax expense in its condensed consolidated statements of income. During the three- and nine-month periods ended August 2, 2014 and August 3, 2013, the Company had available APIC pool to absorb tax deficiencies recorded and as a result, these deficiencies did not affect its results of operations.
Stock-Based Compensation Activity
A summary of the activity under the Company’s stock option plans as of August 2, 2014 and changes during the three- and nine-month periods then ended is presented below:

Activity during the Three Months Ended August 2, 2014	Options Outstanding (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at May 3, 2014	16,324	$36.42
Options granted	27	$52.60
Options exercised	(1,157)	$31.15
Options forfeited	(41)	$44.38
Options expired	(7)	$46.27
Options outstanding at August 2, 2014	15,146	$36.82	5.9	$203,415
Options exercisable at August 2, 2014	8,927	$31.11	4.1	$168,707
Options vested or expected to vest at August 2, 2014 (1)	14,637	$36.47	5.8	$201,403

(1)
In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. The number of options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

Activity during the Nine Months Ended August 2, 2014	Options Outstanding (in thousands)	Weighted- Average Exercise Price Per Share
Options outstanding November 2, 2013	18,992	$33.56
Options granted	2,137	$51.73
Options exercised	(5,702)	$31.31
Options forfeited	(249)	$41.46
Options expired	(32)	$45.48
Options outstanding at August 2, 2014	15,146	$36.82

During the three and nine months ended August 2, 2014, the total intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) was $26.7 million and $114.5 million, respectively, and the total amount of proceeds received by the Company from the exercise of these options was $36.0 million and $178.6 million, respectively.

During the three and nine months ended August 3, 2013, the total intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) was $29.3 million and $112.5 million, respectively, and the total amount of proceeds received by the Company from the exercise of these options was $85.9 million and $261.9 million, respectively.

A summary of the Company’s restricted stock unit award activity as of August 2, 2014 and changes during the three- and nine-month periods then ended is presented below:

Activity during the Three Months Ended August 2, 2014	Restricted Stock Units Outstanding (in thousands)	Weighted- Average Grant- Date Fair Value Per Share
Restricted stock units outstanding at May 3, 2014	2,449	$41.95
Units granted	730	$48.25
Restrictions lapsed	(26)	$33.98
Forfeited	(18)	$40.92
Restricted stock units outstanding at August 2, 2014	3,135	$43.48

Activity during the Nine Months Ended August 2, 2014	Restricted Stock Units Outstanding (in thousands)	Weighted- Average Grant- Date Fair Value Per Share
Restricted stock units outstanding at November 2, 2013	2,493	$37.62
Units granted	1,568	$47.98
Restrictions lapsed	(844)	$34.93
Forfeited	(82)	$39.18
Restricted stock units outstanding at August 2, 2014	3,135	$43.48

As of August 2, 2014, there was $137.8 million of total unrecognized compensation cost related to unvested share-based awards comprised of stock options, and restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.4 years. The total grant-date fair value of shares that vested during the three and nine months ended August 2, 2014 was approximately $1.1 million and $53.4 million, respectively. The total grant-date fair value of shares that vested during the three and nine months ended August 3, 2013 was approximately $0.9 million and $63.0 million, respectively.

Note 4 – Common Stock Repurchase
The Company’s common stock repurchase program has been in place since August 2004. As of August 2, 2014, in the aggregate, the Board of Directors has authorized the Company to repurchase $5.6 billion of the Company’s common stock under the program. Under the program, the Company may repurchase outstanding shares of its common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of the Company’s Board of Directors, the repurchase program will expire when the Company has repurchased all shares authorized under the program. As of August 2, 2014, the Company had repurchased a total of approximately 133.2 million shares of its common stock for approximately $4.6 billion under this program. As of August 2, 2014, an additional $934.2 million remains available for repurchase of shares under the current authorized program. The repurchased shares are held as authorized but unissued shares of common stock. The Company also, from time to time, repurchases shares in settlement of employee minimum tax withholding obligations due upon the vesting of restricted stock units, or in certain limited circumstances to satisfy the exercise price of options granted to the Company’s employees under the Company’s equity compensation plans. Any future common stock repurchases will be dependent upon several factors, including the Company's financial performance, outlook, liquidity and the amount of cash the Company has available in the United States.

Note 5 – Accumulated Other Comprehensive Income (Loss)

The following table provides the changes in accumulated other comprehensive income (loss), OCI, by component and the related tax effects during the first nine months of fiscal 2014.

	Foreign currency translation adjustment	Unrealized holding gains on available for sale securities classified as short-term investments	Unrealized holding (losses) on available for sale securities classified as short-term investments	Unrealized holding Gains on Derivatives	Pension Plans	Total
November 2, 2013	$483	$953	$(435)	$9,097	$(90,644)	$(80,546)
Other comprehensive income before reclassifications	3,204	(429)	467	(946)	(212)	2,084
Amounts reclassified out of other comprehensive income	—	—	—	(2,211)	3,268	1,057
Tax effects	—	85	(72)	632	(493)	152
Other comprehensive income	3,204	(344)	395	(2,525)	2,563	3,293
August 2, 2014	$3,687	$609	$(40)	$6,572	$(88,081)	$(77,253)

The amounts reclassified out of accumulated other comprehensive income into the consolidated condensed statement of income, with presentation location during each period were as follows:

	Three Months Ended	Nine Months Ended
	August 2, 2014	August 2, 2014
Comprehensive Income Component			Location
Unrealized holding (losses) gains on derivatives
Currency forwards	$(271)	$(166)	Cost of sales
	(104)	(877)	Research and development
	(48)	(346)	Selling, marketing, general and administrative
Treasury rate lock	(274)	(822)	Interest, expense
	(697)	(2,211)	Total before tax
	152	444	Tax
	$(545)	(1,767)	Net of tax

Amortization of pension components
Transition obligation	$5	$15	a
Prior service credit	(60)	(182)	a
Actuarial losses	1,135	3,435	a
	1,080	3,268	Total before tax
	(164)	(493)	Tax
	$916	$2,775	Net of tax

Total amounts reclassified out of accumulated other comprehensive income, net of tax	$371	$1,008
______________
a) The amortization of pension components is included in the computation of net periodic pension cost. For further information see Note 13, Retirement Plans, contained in Item 8 of the Annual Report on Form 10-K for the fiscal year ended November 2, 2013.

The Company estimates $1.1 million of net derivative unrealized holding gains included in OCI will be reclassified into earnings within the next twelve months. There was no ineffectiveness in the three- and nine-month periods ended August 2, 2014 and August 3, 2013.
Unrealized gains and losses on available-for-sale securities classified as short-term investments at August 2, 2014 and November 2, 2013 are as follows:

	August 2, 2014	November 2, 2013
Unrealized gains on securities classified as short-term investments	$710	$1,137
Unrealized losses on securities classified as short-term investments	(46)	(511)
Net unrealized gains on securities classified as short-term investments	$664	$626
As of August 2, 2014, the Company held 116 investment securities, 33 of which were in an unrealized loss position with an aggregate fair value of $1.7 billion. As of November 2, 2013, the Company held 137 investment securities, 31 of which were in an unrealized loss position with an aggregate fair value of $972.2 million. These unrealized losses were primarily related to corporate obligations that earn lower interest rates than current market rates. None of these investments have been in a loss position for more than twelve months. As the Company does not intend to sell these investments and it is unlikely that the

Company will be required to sell the investments before recovery of their amortized basis, which will be at maturity, the Company does not consider those investments to be other-than-temporarily impaired at August 2, 2014 and November 2, 2013.
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
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net Income	$180,606	$176,239	$520,625	$471,933
Basic shares:
Weighted-average shares outstanding	314,190	309,117	313,321	306,681
Earnings per share basic:	$0.57	$0.57	$1.66	$1.54
Diluted shares:
Weighted-average shares outstanding	314,190	309,117	313,321	306,681
Assumed exercise of common stock equivalents	4,686	6,190	5,092	6,302
Weighted-average common and common equivalent shares	318,876	315,307	318,413	312,983
Earnings per share diluted:	$0.57	$0.56	$1.64	$1.51
Anti-dilutive shares related to:
Outstanding stock options	2,230	2,495	2,484	4,680

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
The following tables display the special charges taken for ongoing actions and a roll-forward from November 2, 2013 to August 2, 2014 of the employee separation and exit cost accruals established related to these actions.

	Reduction of Operating Costs
Statements of Income	2014	2013	2012
Workforce reductions	$2,685	$29,848	$7,966
Facility closure costs	—	—	186
Non-cash impairment charge	—	—	219
Other items	—	—	60
Total Charges	$2,685	$29,848	$8,431

Accrued Restructuring	Reduction of Operating Costs
Balance at November 2, 2013	$19,955
First quarter 2014 special charge	2,685
Severance payments	(4,171)
Effect of foreign currency on accrual	(4)
Balance at February 1, 2014	$18,465
Severance payments	(6,469)
Effect of foreign currency on accrual	36
Balance at May 3, 2014	$12,032
Severance payments	(3,016)
Balance at August 2, 2014	$9,016

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
During fiscal 2013, the Company recorded special charges of approximately $29.8 million for severance and fringe benefit costs in accordance with its ongoing benefit plan or statutory requirements at foreign locations for 235 engineering and SMG&A employees. As of August 2, 2014, the Company employed 11 of the 235 employees included in these cost reduction actions. These employees must continue to be employed by the Company until their employment is involuntarily terminated in order to receive the severance benefit.
During the first quarter of fiscal 2014, the Company recorded a special charge of approximately $2.7 million for severance and fringe benefit costs in accordance with its ongoing benefit plan or statutory requirements at foreign locations for 30 engineering and SMG&A employees. The Company has terminated the employment of all employees associated with this cost-reduction action.

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

	Three Months Ended
	August 2, 2014			August 3, 2013
	Revenue	% of Revenue	Y/Y%	Revenue	% of Revenue
Industrial	$350,578	48%	12%	$312,970	46%
Automotive	130,052	18%	8%	120,925	18%
Consumer	80,870	11%	(19)%	100,254	15%
Communications	166,252	23%	19%	140,023	21%
Total revenue	$727,752	100%	8%	$674,172	100%

	Nine Months Ended
	August 2, 2014			August 3, 2013
	Revenue	% of Revenue	Y/Y%	Revenue	% of Revenue
Industrial	$965,422	47%	7%	$904,385	46%
Automotive	390,485	19%	11%	351,939	18%
Consumer	233,130	11%	(24)%	308,762	16%
Communications	461,489	23%	18%	390,470	20%
Total revenue	$2,050,526	100%	5%	$1,955,556	100%

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

	Three Months Ended
	August 2, 2014			August 3, 2013
	Revenue	% of Revenue	Y/Y%	Revenue	% of Revenue*
Converters	$327,538	45%	9%	$300,484	45%
Amplifiers / Radio frequency	194,017	27%	9%	177,451	26%
Other analog	95,964	13%	4%	92,278	14%
Subtotal analog signal processing	617,519	85%	8%	570,213	85%
Power management & reference	45,913	6%	1%	45,611	7%
Total analog products	$663,432	91%	8%	$615,824	91%
Digital signal processing	64,320	9%	10%	58,348	9%
Total revenue	$727,752	100%	8%	$674,172	100%
* The sum of the individual percentages does not equal the total due to rounding.

	Nine Months Ended
	August 2, 2014			August 3, 2013
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Converters	$936,004	46%	7%	$873,884	45%
Amplifiers / Radio frequency	545,018	27%	8%	506,222	26%
Other analog	263,486	13%	(6)%	279,876	14%
Subtotal analog signal processing	1,744,508	85%	5%	1,659,982	85%
Power management & reference	127,761	6%	(1)%	128,694	7%
Total analog products	$1,872,269	91%	5%	$1,788,676	91%
Digital signal processing	178,257	9%	7%	166,880	9%
Total revenue	$2,050,526	100%	5%	$1,955,556	100%
* The sum of the individual percentages does not equal the total due to rounding.

Revenue Trends by Geographic Region
Revenue by geographic region, based on the primary location of the Company's customers’ design activity for its products, for the three- and nine-month periods ended August 2, 2014 and August 3, 2013 were as follows:

	Three Months Ended		Nine Months Ended
Region	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
United States	$200,590	$202,687	$576,496	$613,139
Rest of North and South America	25,959	25,063	70,826	76,769
Europe	244,148	217,608	677,134	622,977
Japan	79,063	77,790	224,745	214,352
China	113,933	93,305	324,000	262,044
Rest of Asia	64,059	57,719	177,325	166,275
Total revenue	$727,752	$674,172	$2,050,526	$1,955,556
In the three- and nine-month periods ended August 2, 2014 and August 3, 2013, the predominant country comprising “Rest of North and South America” is Canada; the predominant countries comprising “Europe” are Germany, Sweden, France and the United Kingdom; and the predominant countries comprising “Rest of Asia” are South Korea and Taiwan.

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
The tables below set forth by level the Company’s financial assets and liabilities, excluding accrued interest components, that are accounted for at fair value on a recurring basis as of August 2, 2014 and November 2, 2013. The tables exclude cash on hand and assets and liabilities that are measured at historical cost or any basis other than fair value. As of August 2, 2014 and November 2, 2013, the Company held $157.1 million and $45.6 million, respectively, of cash and held-to-maturity investments that were excluded from the tables below.

	August 2, 2014
	Fair Value measurement at Reporting Date using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents:
Available-for-sale:
Institutional money market funds	$505,052	$—	$—	$505,052
Corporate obligations (1)	—	1,923,333	—	1,923,333
Short - term investments:
Available-for-sale:
Securities with one year or less to maturity:
Corporate obligations (1)	—	2,049,403	—	2,049,403
Floating rate notes, issued at par	—	245,359	—	245,359
Securities with greater than one year to maturity:
Corporate obligations (1)	—	12,009	—	12,009
Floating rate notes, issued at par	—	40,047	—	40,047
Other assets:
Deferred compensation investments	20,645	—	—	20,645
Total assets measured at fair value	$525,697	$4,270,151	$—	$4,795,848
Liabilities
Forward foreign currency exchange contracts (2)	—	1,434	—	1,434
Contingent consideration	$—	$—	$2,875	$2,875
Total liabilities measured at fair value	$—	$1,434	$2,875	$4,309

(1)	The amortized cost of the Company’s investments classified as available-for-sale as of August 2, 2014 was $3.6 billion.

(2)	The Company has a master netting arrangement by counterparty with respect to derivative contracts. See Note 10, Derivatives, for more information related to the Company's master netting arrangements.

	November 2, 2013
	Fair Value measurement at Reporting Date using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents:
Available-for-sale:
Institutional money market funds	$186,896	$—	$—	$186,896
Corporate obligations (1)	—	159,556	—	159,556
Short - term investments:
Available-for-sale:
Securities with one year or less to maturity:
Corporate obligations (1)	—	3,764,213	—	3,764,213
Floating rate notes, issued at par	—	207,521	—	207,521
Floating rate notes (1)	—	113,886	—	113,886
Securities with greater than one year to maturity:
Floating rate notes, issued at par	—	205,203	—	205,203
Other assets:
Forward foreign currency exchange contracts (2)	—	2,267	—	2,267
Deferred compensation investments	17,431	—	—	17,431
Total assets measured at fair value	$204,327	$4,452,646	$—	$4,656,973
Liabilities
Contingent consideration	—	—	6,479	6,479
Total liabilities measured at fair value	$—	$—	$6,479	$6,479

(1)	The amortized cost of the Company’s investments classified as available-for-sale as of November 2, 2013 was $3.8 billion.

(2)	The Company has a master netting arrangement by counterparty with respect to derivative contracts. See Note 10, Derivatives, for more information related to the Company's master netting arrangements.
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

The fair value measurement of the contingent consideration encompasses the following significant unobservable inputs:

Unobservable Inputs	Range
Estimated contingent consideration payments	$3,000
Discount rate	7% - 10%
Timing of cash flows	1 - 14 months
Probability of achievement	100%
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
The following table summarizes the change in the fair value of the contingent consideration measured using significant unobservable inputs (Level 3) for the nine months ended August 2, 2014:

Contingent Consideration
Balance as of November 2, 2013	$6,479
Payment made (1)	(4,000)
Fair value adjustment (2)	396
Balance as of August 2, 2014	$2,875

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
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
On April 4, 2011, the Company issued $375.0 million aggregate principal amount of 3.0% senior unsecured notes due April 15, 2016 (the 2016 Notes) with semi-annual fixed interest payments due on April 15 and October 15 of each year, commencing October 15, 2011. Based on quotes received from third-party banks, the fair value of the 2016 Notes as of August 2, 2014 and November 2, 2013 was $388.1 million and $392.8 million, respectively, and is classified as a Level 1 measurement according to the fair value hierarchy.
On June 3, 2013, the Company issued $500.0 million aggregate principal amount of 2.875% senior unsecured notes due June 1, 2023 (the 2023 Notes) with semi-annual fixed interest payments due on June 1 and December 1 of each year, commencing December 1, 2013. Based on quotes received from third-party banks, the fair value of the 2023 Notes as of August 2, 2014 and November 2, 2013 was $479.9 million and $466.0 million, respectively, and is classified as a Level 1 measurement according to the fair value hierarchy.
On July 22, 2014, the Company entered into a 90-day term loan facility in an aggregate principal amount of $2 billion with Credit Suisse AG, as Administrative Agent, and each lender from time to time party thereto (the Term Loan Agreement) to finance the Acquisition. Payments of the principal amounts of revolving loans under the Term Loan Agreement are due no later than October 20, 2014. As of August 2, 2014 the $2.0 billion carrying value of the loan approximates the fair value of the loan due to its short term nature. It is classified as a Level 2 measurement according to the fair value hierarchy.

Note 10 – Derivatives
Foreign Exchange Exposure Management — The Company enters into forward foreign currency exchange contracts to offset certain operational and balance sheet exposures from the impact of changes in foreign currency exchange rates. Such exposures result from the portion of the Company’s operations, assets and liabilities that are denominated in currencies other than the U.S. dollar, primarily the Euro; other significant exposures include the Philippine Peso, the Japanese Yen and the British Pound. These foreign currency exchange contracts are entered into to support transactions made in the normal course of business, and accordingly, are not speculative in nature. The contracts are for periods consistent with the terms of the underlying transactions, generally one year or less. Hedges related to anticipated transactions are designated and documented at the inception of the respective hedges as cash flow hedges and are evaluated for effectiveness monthly. Derivative instruments are employed to eliminate or minimize certain foreign currency exposures that can be confidently identified and quantified. As the terms of the contract and the underlying transaction are matched at inception, forward contract effectiveness is calculated by comparing the change in fair value of the contract to the change in the forward value of the anticipated transaction, with the effective portion of the gain or loss on the derivative reported as a component of accumulated OCI in shareholders’ equity and reclassified into earnings in the same period during which the hedged transaction affects earnings. Any residual change in fair value of the instruments, or ineffectiveness, is recognized immediately in other (income) expense. Additionally, the Company enters into forward foreign currency contracts that economically hedge the gains and losses generated by the re-measurement of certain recorded assets and liabilities in a non-functional currency. Changes in the fair value of these undesignated hedges are recognized in other (income) expense immediately as an offset to the changes in the fair value of the asset or liability being hedged. As of August 2, 2014 and November 2, 2013, the total notional amount of these undesignated hedges was $41.9 million and $33.4 million, respectively. The fair value of these undesignated hedges in the Company’s condensed consolidated balance sheets as of August 2, 2014 and November 2, 2013 was immaterial.
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
The market risk associated with the Company’s derivative instruments results from currency exchange rate or interest rate movements that are expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. The counterparties to the agreements relating to the Company’s derivative instruments consist of a number of major international financial institutions with high credit ratings. Based on the credit ratings of the Company’s counterparties as of August 2, 2014, nonperformance is not perceived to be a significant risk. Furthermore, none of the Company’s derivatives are subject to collateral or other security arrangements and none contain provisions that are dependent on the Company’s credit ratings from any credit rating agency. While the contract or notional amounts of derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of the Company’s exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of counterparties to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparties’ obligations under the contracts exceed the obligations of the Company to the counterparties. As a result of the above considerations, the Company does not consider the risk of counterparty default to be significant.

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
The total notional amounts of forward foreign currency derivative instruments designated as hedging instruments of cash flow hedges denominated in Euros, British Pounds, Philippine Pesos and Japanese Yen as of August 2, 2014 and November 2, 2013 was $184.4 million and $196.9 million, respectively. The fair values of forward foreign currency derivative instruments designated as hedging instruments in the Company’s condensed consolidated balance sheets as of August 2, 2014 and November 2, 2013 were as follows:

		Fair Value At
	Balance Sheet Location	August 2, 2014	November 2, 2013
Forward foreign currency exchange contracts	Prepaid expenses and other current assets	$—	$2,377
	Accrued liabilities	$1,261	$—

For information on the unrealized holding gains (losses) on derivatives included in and reclassified out of accumulated other comprehensive income into the condensed consolidated statement of income related to forward foreign currency exchange contracts, see Note 5, Accumulated Other Comprehensive Income (Loss).

All of the Company’s derivative financial instruments are subject to master netting arrangements that allow the Company and its counterparties to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled under these arrangements have been presented in the Company's consolidated balance sheet on a net basis. As of August 2, 2014 and November 2, 2013, none of the master netting arrangements involved collateral. The following table presents the gross amounts of the Company's derivative assets and liabilities and the net amounts recorded in our consolidated balance sheet:

	August 2, 2014	November 2, 2013
Gross amount of recognized (liabilities) assets	(2,427)	$4,217
Gross amounts recognized assets (liabilities) offset in the consolidated balance sheet	1,083	(1,950)
Net amount presented in the consolidated balance sheet (liabilities) assets	$(1,344)	$2,267

Note 11 – Goodwill and Intangible Assets
Goodwill
The Company evaluates goodwill for impairment annually, as well as whenever events or changes in circumstances suggest that the carrying value of goodwill may not be recoverable. The Company tests goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis on the first day of the fourth quarter (on or about August 3) or more frequently if indicators of impairment exist. For the Company’s latest annual impairment assessment that occurred on August 4, 2013, the Company identified its reporting units to be its five operating segments. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company determines the fair value of its reporting units using the income approach methodology of valuation that includes the discounted cash flow method, as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. No impairment of goodwill resulted in any of the fiscal periods presented. The following table presents the changes in goodwill during the first nine months of fiscal 2014:

Nine Months Ended
August 2, 2014
Balance as of November 2, 2013	$284,112
Acquisition of Hittite (Note 16)	1,344,851
Foreign currency translation adjustment	2,927
Balance as of August 2, 2014	$1,631,890
Intangible Assets
The Company reviews finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of assets may not be recoverable. Recoverability of these assets is measured by comparison of their carrying value to future undiscounted cash flows the assets are expected to generate over their remaining economic lives. If such assets are considered to be impaired, the impairment to be recognized in earnings equals the amount by which the carrying value of the assets exceeds their fair value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. As of August 2, 2014 and November 2, 2013, the Company’s finite-lived intangible assets consisted of the following which related to the acquisitions of Hittite and Multigig, Inc. (See Note 16, Acquisitions):

	August 2, 2014		November 2, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$628,500	$605	$—	$—
Technology-based	16,200	691	1,100	348
Backlog	24,500	772	—	—
Total	$669,200	$2,068	$1,100	$348
For the three- and nine-month periods ended August 2, 2014, amortization expense related to finite-lived intangible assets was $1.6 million and $1.7 million, respectively. Amortization expense related to finite-lived intangible assets for each of the three- and nine-month periods ended August 3, 2013 was $0.1 million and $0.2 million, respectively. The remaining amortization expense will be recognized over an estimated weighted average life of approximately 14.0 years.
The Company expects annual amortization expense for intangible assets to be:

Fiscal Year	Amortization Expense
Remainder of fiscal 2014	$12,779
2015	$77,619
2016	$80,237
2017	$76,974
2018	$70,421
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

Indefinite-lived intangible assets consisted of $28.7 million and $27.8 million of IPR&D as of August 2, 2014 and November 2, 2013, respectively.

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
Net periodic pension cost of non-U.S. plans is presented in the following table:

	Three Months Ended		Nine Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Service cost	$3,423	$2,796	$10,257	$8,472
Interest cost	3,553	3,100	10,660	9,351
Expected return on plan assets	(3,446)	(2,911)	(10,325)	(8,787)
Amortization of initial net obligation	5	5	15	15
Amortization of prior service cost	(61)	(59)	(183)	(175)
Amortization of net loss	1,149	744	3,451	2,235
Net periodic pension cost	$4,623	$3,675	$13,875	$11,111

Pension contributions of $4.4 million and $13.2 million were made by the Company during the three and nine months ended August 2, 2014, respectively. The Company presently anticipates contributing an additional $4.3 million to fund its defined benefit pension plans in fiscal year 2014 for a total of $17.5 million.

Note 13 – Revolving Credit Facility

As of August 2, 2014, the Company had $4.9 billion of cash and cash equivalents and short-term investments, of which $1.1 billion was held in the United States. The balance of the Company's cash and cash equivalents and short-term investments was held outside the United States in various foreign subsidiaries. As the Company intends to reinvest its foreign earnings indefinitely, this cash is not available to meet the Company's cash requirements in the United States, including cash dividends and common stock repurchases. During December 2012, the Company terminated its five-year, $165.0 million unsecured revolving credit facility with certain institutional lenders entered into in May 2008. On December 19, 2012, the Company entered into a five-year, $500.0 million senior unsecured revolving credit facility with certain institutional lenders (the Credit Agreement). In June 2014, the Company amended this credit facility to temporarily increase the amount of allowed subsidiary indebtedness related to the financing of the Acquisition. To date, the Company has not borrowed under this credit facility but the Company may borrow in the future and use the proceeds for repayment of existing indebtedness, stock repurchases, acquisitions, capital expenditures, working capital and other lawful corporate purposes. Revolving loans under the Credit Agreement (other than swing line loans) bear interest, at the Company's option, at either a rate equal to (a) the Eurodollar Rate (as defined in the Credit Agreement) plus a margin based on the Company's debt rating or (b) the Base Rate (defined as the highest of (i) the Bank of America prime rate, (ii) the Federal Funds Rate (as defined in the Credit Agreement) plus .50% and (iii) one month Eurodollar Rate plus 1.00%) plus a margin based on the Company's debt rating. The terms of the facility impose restrictions on the Company’s ability to undertake certain transactions, to create certain liens on assets and to incur certain subsidiary indebtedness. In addition, the Credit Agreement contains a consolidated leverage ratio covenant of total consolidated funded debt to consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) of not greater than 3.0 to 1.0. As of August 2, 2014, the Company was compliant with these covenants.

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
On April 4, 2011, the Company issued $375.0 million aggregate principal amount of 3.0% senior unsecured notes due April 15, 2016 (the 2016 Notes) with semi-annual fixed interest payments due on April 15 and October 15 of each year, commencing October 15, 2011. The sale of the 2016 Notes was made pursuant to the terms of an underwriting agreement, dated March 30, 2011, between the Company and Credit Suisse Securities (USA) LLC and Merrill Lynch, Pierce, Fenner and Smith Incorporated, as representative of the several underwriters named therein. The net proceeds of the offering were $370.5 million, after issuing at a discount and deducting expenses, underwriting discounts and commissions, which will be amortized over the term of the 2016 Notes. The indenture governing the 2016 Notes contains covenants that may limit the Company’s ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of its assets to, any other party. As of August 2, 2014, the Company was compliant with these covenants. The 2016 Notes are subordinated to any future secured debt and to the other liabilities of the Company’s subsidiaries.
On June 3, 2013, the Company issued $500.0 million aggregate principal amount of 2.875% senior unsecured notes due June 1, 2023 (the 2023 Notes) with semi-annual fixed interest payments due on June 1 and December 1 of each year, commencing December 1, 2013. Prior to issuing the 2023 Notes, on April 24, 2013, the Company entered into a treasury rate lock agreement with Bank of America. This agreement allowed the Company to lock a 10-year US Treasury rate of 1.7845% through June 14, 2013 for its anticipated issuance of the 2023 Notes. Upon issuing the 2023 Notes, the Company simultaneously terminated the treasury rate lock agreement resulting in a gain of approximately $11.0 million. This gain will be amortized into interest expense over the 10-year term of the 2023 Notes. The sale of the 2023 Notes was made pursuant to the terms of an underwriting agreement, dated as of May 22, 2013, among the Company and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC, as the representatives of the several underwriters named therein. The net proceeds of the offering were $493.9 million, after discount and issuance costs. Debt discount and issuance costs will be amortized through interest expense over the term of the 2023 Notes. The indenture governing the 2023 Notes contains covenants that may limit the Company's ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of its assets to, any other party. As of August 2, 2014, the Company was compliant with these covenants. The notes are subordinated to any future secured debt and to the other liabilities of the Company's subsidiaries.
On July 22, 2014, the Company entered into a 90-day term loan facility in an aggregate principal amount of $2.0 billion with Credit Suisse AG, as Administrative Agent, and each lender from time to time party thereto (the Term Loan Agreement) to finance the Acquisition. Loans under the Term Loan Agreement bear interest at the Eurodollar Rate (as defined in the Term Loan Agreement) plus 1.00% (1.16% as of August 2, 2014). Payments of the principal amounts of revolving loans under the Term Loan Agreement are due no later than October 20, 2014 and will not require interim amortization. The Company may prepay loans under the Term Loan Agreement in whole or in part at any time, without premium or penalty, subject to reimbursement of certain costs in the case of borrowings that bear interest at the Eurodollar Rate. Expenses incurred related to the debt are being amortized over the 90-day term. The Term Loan Agreement contains customary representations and warranties and affirmative and negative covenants, including, among others, limitations on liens, indebtedness of subsidiaries, mergers and other fundamental changes, sales and other dispositions of property or assets and transactions with affiliates. The Term Loan Agreement contains a consolidated leverage ratio covenant of total consolidated funded debt to consolidated EBITDA (earnings before interest, taxes, depreciation, and amortization) of not greater than 3.0 to 1.0. As of August 2, 2014, the Company was compliant with these covenants.

The Company’s principal payments related to its debt obligations are due as follows: $2.0 billion in fiscal 2014, $375.0 million in fiscal 2016 and $500.0 million in fiscal 2023.

Note 15 – Inventories
Inventories are valued at the lower of cost (first-in, first-out method) or market. The valuation of inventory requires the Company to estimate obsolete or excess inventory as well as inventory that is not of sellable quality. The Company employs a variety of methodologies to determine the net realizable value of its inventory. While a portion of the calculation to record inventory at its net realizable value is based on the age of the inventory and lower of cost or market calculations, a key factor in estimating obsolete or excess inventory requires the Company to estimate the future demand for its products. If actual demand is less than the Company’s estimates, impairment charges, which are recorded to cost of sales, may need to be recorded in future periods. Inventory in excess of sellable amounts is not valued, and the remaining inventory is valued at the lower of cost or market. In connection with the Acquisition the Company acquired approximately $6.1 million of raw materials which has been classified as non-current and is presented within the consolidated balance sheet as other assets as the Company does not expect this inventory to be sold within one year. This inventory was purchased as part of a planned transition from a principal foundry supplier. The larger than normal purchase was made to maintain an adequate supply of the raw material for customers, which has a natural life of five to ten years.
Inventories at August 2, 2014 and November 2, 2013 were as follows:

	August 2, 2014	November 2, 2013
Raw materials	$47,139	$19,641
Work in process	244,583	175,155
Finished goods	123,376	88,541
Total inventories	$415,098	$283,337
Non-current inventories	$6,053	$—

Note 16 – Acquisitions

Hittite Microwave Corporation

On July 22, 2014, the Company completed its acquisition of Hittite Microwave Corporation (Hittite), a company that designs and develops high performance integrated circuits, modules, subsystems and instrumentation for radio frequency, microwave and millimeterwave applications. The total consideration paid to acquire Hittite was approximately $2.4 billion, financed through a combination of existing cash on hand and a 90-day term loan facility of $2.0 billion. The acquisition of Hittite is referred to as the Acquisition. The Acquisition is expected to expand the Company’s technology position in high performance signal processing solutions and drive growth in key markets. The Company completed the Acquisition through a cash tender offer (the Offer) by BBAC Corp., a wholly-owned subsidiary of the Company, for all of the outstanding shares of common stock, par value $0.01 per share, of Hittite at a purchase price of $78.00 per share, net to the seller in cash, without interest, less any applicable withholding taxes. After completion of the Offer, BBAC Corp. merged with and into Hittite, with Hittite continuing as the surviving corporation and a wholly-owned subsidiary of the Company. The results of operations of Hittite from July 22, 2014 (the Acquisition Date) are included in the Company’s condensed consolidated statements of income for the three and nine months ended August 2, 2014. Given the proximity of the Acquisition Date to August 2, 2014, the amount of revenue and earnings attributable to Hittite included in the Company’s unaudited condensed consolidated statements of income was immaterial.

The Acquisition-date fair value of the consideration transferred in the Acquisition consisted of the following:

(in thousands)
Cash consideration	$2,424,446
Fair value of replacement share-based awards	8,851
Total estimated purchase price	$2,433,297

Hittite Replacement Awards — In connection with the Acquisition, the Company issued equity awards to certain Hittite employees in replacement of Hittite equity awards that were canceled at closing. The replacement awards consisted of approximately 0.7 million restricted stock units with a weighted average grant date fair value of $48.20. The grant-date fair value of the restricted stock units represents the value of the Company’s common stock on the date of grant, reduced by the present value of dividends expected to be paid on the Company’s common stock prior to vesting. The terms and the intrinsic value of these awards were substantially the same as the canceled Hittite awards. The $8.9 million noted in the table above, represents the portion of the fair value of the replacement awards associated with services rendered though the Acquisition Date and have been included as a component of the total estimated purchase price.

The preliminary fair values of assets acquired and liabilities assumed as of the Acquisition Date is set forth in the table below. The excess of the purchase price over the aggregate fair value of identifiable net assets acquired was recorded as goodwill. None of the goodwill is expected to be deductible for tax purposes. These preliminary fair values were determined through established and generally accepted valuation techniques and are subject to change during the measurement period as valuations are finalized. As a result, the Acquisition accounting is not complete and additional information that existed at the Acquisition Date may become known to the Company during the remainder of the measurement period. As of the filing date of this Quarterly Report on Form 10-Q, the Company is still in the process of valuing the assets acquired of Hittite's business, including inventory, fixed assets, deferred taxes, intangible assets, and liabilities, including deferred revenue.

(in thousands)
Cash and cash equivalents	$480,742
Marketable securities	28,008
Accounts receivable (a)	36,991
Inventories	115,801
Prepaid expenses and other assets	9,605
Property, plant and equipment	50,490
Deferred tax asset	7,295
Intangible assets (Note 11)	669,000
Goodwill (Note 11)	1,344,851
Total assets	$2,742,783
Assumed liabilities	55,380
Deferred tax liabilities	254,106
Total estimated purchase price	$2,433,297
____________

(a)	The fair value of accounts receivable was $37.0 million, with the gross contractual amount being $37.3 million, of which the Company estimates that $0.3 million is uncollectible.

Of the $669.0 million of acquired intangible assets, $0.9 million was recorded as in-process research and development (IPR&D) assets at estimated fair value on the Acquisition Date. The IPR&D assets acquired are being capitalized until the technology is commercially available for their intended uses at which point the assets will be amortized over their estimated useful lives. The amortizable intangible assets acquired consisted of the following, which are being amortized on a straight-line basis over their estimated useful lives or on an accelerated method of amortization that is expected to reflect the estimated pattern of economic use.

	Fair Value (in thousands)	Weighted Average Useful Lives (in Years)

Technology-based	$15,100	8
Backlog	24,500	1
Customer relationships	628,500	15
Total amortizable intangible assets	$668,100	14

The goodwill recognized is attributable to synergies which are expected to enhance and expand the Company’s overall product portfolio and opportunities in new markets, future technologies that have yet to be determined and Hittite’s assembled workforce. Future technologies do not meet the criteria for recognition separately from goodwill because they are part of future development and growth of the business. As of the filing date of this Quarterly Report on Form 10-Q, the assignment of goodwill to the Company's reporting units has not been completed.

There were no significant contingencies assumed as part of the Acquisition.

The Company recognized $21.1 million of transaction-related costs, including legal, accounting and other related fees that were expensed in the nine-month period ended August 2, 2014. These costs are included in the condensed consolidated statements of income in operating expenses within SMG&A expenses. The Company may incur additional transaction-related costs within the next twelve months related to the Acquisition that will be expensed as incurred.

The following unaudited pro forma consolidated financial information combines the unaudited results of the Company for the three and nine months ended August 2, 2014 and the unaudited results of Hittite for the three and nine months ended June 30, 2014 and assumes that the Acquisition, which closed on July 22, 2014, was completed on November 4, 2012 (the first day of the Company’s 2013 fiscal year). The pro forma consolidated financial information has been calculated after applying the Company’s accounting policies and includes adjustments for amortization expense of acquired intangible assets, transaction-related costs, a step-up in the value of acquired inventory and property, plant and equipment, and interest expense for the debt incurred to fund the Acquisition, together with the consequential tax effects. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the operating results of the Company that would have been achieved had the Acquisition actually taken place on November 4, 2012. In addition, these results are not intended to be a projection of future results and do not reflect events that may occur after the Acquisition, including but not limited to revenue enhancements, cost savings or operating synergies that the combined Company may achieve as a result of the Acquisition.

(thousands, except per share data)	Pro Forma Three Months Ended
	August 2, 2014	August 3, 2013
Revenue	$799,064	$742,779
Net income	$205,992	$183,281
Basic net income per common share	$0.66	$0.59
Diluted net income per common share	$0.64	$0.58

(thousands, except per share data)	Pro Forma Nine Months Ended
	August 2, 2014	August 3, 2013
Revenue	$2,261,221	$2,160,374
Net income	$555,016	$448,407
Basic net income per common share	$1.77	$1.46
Diluted net income per common share	$1.74	$1.43
Multigig, Inc
On March 30, 2012, the Company acquired privately-held Multigig, Inc. (Multigig) of San Jose, California. The acquisition of Multigig is expected to enhance the Company’s clocking capabilities in stand-alone and embedded applications and strengthen the Company’s high speed signal processing solutions. The acquisition-date fair value of the consideration transferred totaled $26.8 million, which consisted of $24.2 million in initial cash payments at closing and an additional $2.6 million subject to an indemnification holdback that was payable within 15 months of the transaction date. During the third quarter of fiscal 2012, the Company reduced this holdback amount by $0.1 million as a result of indemnification claims. During the third quarter of fiscal 2013, the Company paid the remaining $2.5 million due under the holdback. The Company’s assessment of fair value of the tangible and intangible assets acquired and liabilities assumed was based on their estimated fair values at the date of acquisition, resulting in the recognition of $15.6 million of IPR&D, $1.1 million of developed technology, $7.0 million of goodwill and $3.1 million of net deferred tax assets. The goodwill recognized is attributable to future technologies that have yet to be determined as well as the assembled workforce of Multigig. Future technologies do not meet the criteria for recognition separately from goodwill because they are a part of future development and growth of the business. None of the goodwill is expected to be deductible for tax purposes. During the fourth quarter of fiscal 2012, the Company finalized its purchase accounting for Multigig, which resulted in adjustments of $0.4 million to deferred taxes and goodwill. In addition, the Company will be obligated to pay royalties to the Multigig employees on revenue recognized from the sale of certain Multigig products through the earlier of 5 years or the aggregate maximum payment of $1.0 million. Royalty payments to Multigig employees require post-acquisition services to be rendered and, as such, the Company will record these amounts as compensation expense in the related periods. As of August 2, 2014, no royalty payments have been made. The Company recognized $0.5 million of acquisition-related costs that were expensed in fiscal 2012, which were included in operating expenses in the Company's condensed consolidated statement of income.
Lyric Semiconductor, Inc.
On June 9, 2011, the Company acquired privately-held Lyric Semiconductor, Inc. (Lyric) of Cambridge, Massachusetts. The acquisition of Lyric gives the Company the potential to achieve significant improvement in power efficiency in mixed signal processing. The acquisition-date fair value of the consideration transferred totaled $27.8 million, which consisted of $14.0 million in initial cash payments at closing and contingent consideration of up to $13.8 million. The contingent consideration arrangement requires additional cash payments to the former equity holders of Lyric upon the achievement of certain technological and product development milestones payable during the period from June 2011 through June 2016. The Company estimated the fair value of the contingent consideration arrangement utilizing the income approach. Changes in the fair value of the contingent consideration subsequent to the acquisition date primarily driven by assumptions pertaining to the achievement of the defined milestones will be recognized in operating income in the period of the estimated fair value change. As of August 2, 2014, the Company had paid $12.0 million in contingent consideration. These payments are reflected in the Company's condensed consolidated statements of cash flows as cash used in financing activities related to the liability recognized at fair value as of the acquisition date and cash provided by operating activities related to the fair value adjustments previously recognized in earnings. The Company’s assessment of fair value of the tangible and intangible assets acquired and liabilities assumed was based on their estimated fair values at the date of acquisition, resulting in the recognition of $12.2 million of IPR&D, $18.9 million of goodwill and $3.3 million of net deferred tax liabilities. The goodwill recognized is attributable to future technologies that have yet to be determined as well as the assembled workforce of Lyric. Future technologies do not meet the criteria for recognition separately from goodwill because they are a part of future development and growth of the business. None of the goodwill is expected to be deductible for tax purposes. The fair value of the remaining contingent consideration was approximately $2.9 million as of August 2, 2014, of which $2.0 million is included in accrued liabilities and $0.9 million is included in other non-current liabilities in the Company's condensed consolidated balance sheet. In addition, the Company will be obligated to pay royalties to the former equity holders of Lyric on revenue recognized from the sale of Lyric products and licenses through the earlier of 20 years, or the accrual of a maximum of $25.0 million. Royalty payments to Lyric employees require post-acquisition services to be rendered and, as such, the Company will record these amounts as compensation expense in the related periods. As of August 2, 2014, an immaterial amount of royalty payments have been made. The Company recognized $0.2 million of acquisition-related costs that were expensed in fiscal 2011, which were included in operating expenses in the Company's condensed consolidated statement of income.

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
The Company has filed a petition with the U.S. Tax Court for one open matter for fiscal years 2006 and 2007. The matter that pertains to Section 965 of the Internal Revenue Code related to the beneficial tax treatment of dividends paid from foreign owned companies under The American Jobs Creation Act. The potential liability for this adjustment is $36.5 million. On September 18, 2013, in a matter not involving the Company, the U.S. Tax Court held that accounts receivable created under Rev. Proc. 99-32 may constitute indebtedness for purposes of Section 965 (b)(3) of the Internal Revenue Code and that the IRS was not precluded from reducing the beneficial dividend-received deduction because of the increase in related-party indebtedness (BMC Software Inc. v Commissioner, 141 T.C. No. 5 2013). After analyzing the Tax Court’s decision, the Company has determined that its tax position with respect to Section 965(b)(3) of the Internal Revenue Code no longer meets the more likely than not standard of recognition for accounting purposes. Accordingly, the Company recorded a $36.5 million reserve for this matter in the fourth quarter of fiscal 2013.
None of the Company's U.S. federal tax returns for years prior to fiscal year 2011 are subject to examination.
None of the Company's Ireland tax returns for years prior to fiscal year 2010 are subject to examination.

Unrealized Tax Benefits
The following table summarizes the changes in the total amounts of unrealized tax benefits for the nine months ended August 2, 2014.

Unrealized Tax Benefits
Balance as of November 2, 2013	$68,139
Additions for tax positions related to current year	214
Reductions for tax positions related to prior years	(1,321)
Reductions due to lapse of applicable statute of limitations	(1,568)
Balance as of August 2, 2014	$65,464

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
Standards to be Implemented
Stock Compensation
In June 2014, the FASB issued ASU No. 2014-12 (ASU 2014-12), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, which is the Company’s first quarter of fiscal year 2017. Early adoption is permitted. The adoption of ASU 2014-12 in the first quarter of fiscal 2017 is not expected to have a material impact on the Company's financial condition or results of operations.
Revenue Recognition
In May 2014, the FASB issued ASU No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, which is the Company’s first quarter of fiscal year 2018. Early application is not permitted. The guidance allows for the amendment to be applied either retrospectively to each prior reporting period presented or retrospectively as a cumulative-effect adjustment as of the date of adoption. The Company is in the process of evaluating the impact of adoption on its consolidated financial statements.
Discontinued Operations
In April 2014, the FASB issued ASU No. 2014-08 (ASU 2014-08), Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which raises the threshold for disposals to qualify as discontinued operations. Under the new guidance, a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale, should be reported as discontinued operations. ASU 2014-08 also expands the disclosure requirements for discontinued operations and adds new disclosures for individually significant dispositions that do not qualify as discontinued operations. ASU 2014-08 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014, which is the Company's first quarter of fiscal year 2016. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in the financial statements previously issued or available for issuance. As of August 2, 2014, there have been no disposals or classifications as held for sale that would be subject to ASU 2014-08. As such, the Company will consider the adoption of this standard upon the earlier of a disposal or classification as held for sale.
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

Note 19 – Subsequent Events
On August 25, 2014, the Board of Directors of the Company declared a cash dividend of $0.37 per outstanding share of common stock. The dividend will be paid on September 17, 2014 to all shareholders of record at the close of business on September 5, 2014.

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
This Management's Discussion and Analysis of Financial Condition and Results of Operations, including in particular the section entitled “Outlook,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbor created under the Private Securities Litigation Reform Act of 1995 and other safe harbors under the Securities Act of 1933 and the Securities Exchange Act of 1934. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” “could” and “will,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections regarding our future financial performance; our anticipated growth and trends in our businesses; our future capital needs and capital expenditures; our future market position and expected competitive changes in the marketplace for our products; our ability to pay dividends or repurchase stock; our ability to service our outstanding debt; our expected tax rate; the effect of new accounting pronouncements; our ability to successfully integrate acquired businesses and technologies; and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are inherently subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified in Part II, Item 1A. “Risk Factors” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements, including to reflect events or circumstances occurring after the date of the filing of this report, except to the extent required by law.

Results of Operations
(all tabular amounts in thousands except per share amounts and percentages)
Overview

	Three Months Ended
	August 2, 2014	August 3, 2013	$ Change	% Change
Revenue	$727,752	$674,172	$53,580	8%
Gross margin %	65.4%	64.5%
Net income	$180,606	$176,239	$4,367	2%
Net income as a % of revenue	24.8%	26.1%
Diluted EPS	$0.57	$0.56	$0.01	2%

	Nine Months Ended
	August 2, 2014	August 3, 2013	$ Change	% Change
Revenue	$2,050,526	$1,955,556	$94,970	5%
Gross margin %	65.6%	63.8%
Net income	$520,625	$471,933	$48,692	10%
Net income as a % of revenue	25.4%	24.1%
Diluted EPS	$1.64	$1.51	$0.13	9%
On July 22, 2014, we completed the acquisition of Hittite Microwave Corporation (Hittite), a company that designs and develops high performance integrated circuits, modules, subsystems and instrumentation for radio frequency, microwave and millimeterwave applications. The total consideration paid to acquire Hittite was approximately $2.4 billion, financed through a combination of existing cash on hand and a 90-day term loan facility of $2.0 billion. The acquisition of Hittite is referred to as the Acquisition. The Acquisition is expected to expand our technology position in high performance signal processing solutions and drive growth in key markets. The results of operations of Hittite from July 22, 2014 (the Acquisition Date) are included in the condensed consolidated statements of income for the three and nine months ended August 2, 2014. Given the proximity of the Acquisition Date to August 2, 2014, the amount of revenue and earnings attributable to Hittite included in the unaudited condensed consolidated statements of income was immaterial. See Note 16, Acquisitions, of the Notes to the

Condensed Consolidated Financial Statements contained in Item 1 of this Quarterly Report on From 10-Q for further discussion related to the Acquisition.

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

	Three Months Ended
	August 2, 2014			August 3, 2013
	Revenue	% of Revenue	Y/Y%	Revenue	% of Revenue
Industrial	$350,578	48%	12%	$312,970	46%
Automotive	130,052	18%	8%	120,925	18%
Consumer	80,870	11%	(19)%	100,254	15%
Communications	166,252	23%	19%	140,023	21%
Total revenue	$727,752	100%	8%	$674,172	100%

	Nine Months Ended
	August 2, 2014			August 3, 2013
	Revenue	% of Revenue	Y/Y%	Revenue	% of Revenue
Industrial	$965,422	47%	7%	$904,385	46%
Automotive	390,485	19%	11%	351,939	18%
Consumer	233,130	11%	(24)%	308,762	16%
Communications	461,489	23%	18%	390,470	20%
Total revenue	$2,050,526	100%	5%	$1,955,556	100%

Communications end market revenue increased in the three- and nine-month periods ended August 2, 2014 as compared to the same periods of the prior fiscal year primarily as a result of increased wireless base station deployment activity. Automotive end market revenue increased in both the three- and nine-month periods ended August 2, 2014 as compared to the same periods of the prior fiscal year primarily as a result of increasing electronic content in vehicles and higher demand for new vehicles. Industrial end market revenue increased in the three- and nine-month periods ended August 2, 2014 as compared to the same periods of the prior fiscal year primarily as a result of an increase in demand in this end market, which was most significant for products sold into the automation and instrumentation sectors. The decrease in revenue in the consumer end market in both the three- and nine-month periods ended August 2, 2014 as compared to the same periods of the prior fiscal year was primarily the result of the sale of our microphone product line in the fourth quarter of fiscal 2013.
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

	Three Months Ended
	August 2, 2014			August 3, 2013
	Revenue	% of Revenue	Y/Y%	Revenue	% of Revenue*
Converters	$327,538	45%	9%	$300,484	45%
Amplifiers / Radio frequency	194,017	27%	9%	177,451	26%
Other analog	95,964	13%	4%	92,278	14%
Subtotal analog signal processing	617,519	85%	8%	570,213	85%
Power management & reference	45,913	6%	1%	45,611	7%
Total analog products	$663,432	91%	8%	$615,824	91%
Digital signal processing	64,320	9%	10%	58,348	9%
Total revenue	$727,752	100%	8%	$674,172	100%
* The sum of the individual percentages does not equal the total due to rounding.

	Nine Months Ended
	August 2, 2014			August 3, 2013
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Converters	$936,004	46%	7%	$873,884	45%
Amplifiers / Radio frequency	545,018	27%	8%	506,222	26%
Other analog	263,486	13%	(6)%	279,876	14%
Subtotal analog signal processing	1,744,508	85%	5%	1,659,982	85%
Power management & reference	127,761	6%	(1)%	128,694	7%
Total analog products	$1,872,269	91%	5%	$1,788,676	91%
Digital signal processing	178,257	9%	7%	166,880	9%
Total revenue	$2,050,526	100%	5%	$1,955,556	100%
* The sum of the individual percentages does not equal the total due to rounding.

The increase in total revenue in both the three- and nine-month periods ended August 2, 2014 as compared to the same periods of the prior fiscal year was the result of improving demand across most product type categories, which was partially offset by declines in the other analog product category for the nine months ended August 2, 2014, primarily as a result of the sale of our microphone product line in the fourth quarter of fiscal 2013.

Revenue Trends by Geographic Region
Revenue by geographic region, based upon the primary location of our customers’ design activity for our products for the three- and nine-month periods ended August 2, 2014 and August 3, 2013 were as follows:

	Three Months Ended
Region	August 2, 2014	August 3, 2013	$ Change	% Change
United States	$200,590	$202,687	$(2,097)	(1)%
Rest of North and South America	25,959	25,063	896	4%
Europe	244,148	217,608	26,540	12%
Japan	79,063	77,790	1,273	2%
China	113,933	93,305	20,628	22%
Rest of Asia	64,059	57,719	6,340	11%
Total revenue	$727,752	$674,172	$53,580	8%

	Nine Months Ended
Region	August 2, 2014	August 3, 2013	$ Change	% Change
United States	$576,496	$613,139	$(36,643)	(6)%
Rest of North and South America	70,826	76,769	(5,943)	(8)%
Europe	677,134	622,977	54,157	9%
Japan	224,745	214,352	10,393	5%
China	324,000	262,044	61,956	24%
Rest of Asia	177,325	166,275	11,050	7%
Total revenue	$2,050,526	$1,955,556	$94,970	5%

In the three- and nine-month periods ended August 2, 2014 and August 3, 2013, the predominant country comprising “Rest of North and South America” is Canada; the predominant countries comprising “Europe” are Germany, Sweden, France and the United Kingdom; and the predominant countries comprising “Rest of Asia” are South Korea and Taiwan.
On a regional basis, the sales decline in the three- and nine-month periods ended August 2, 2014 as compared to the same periods of the prior fiscal year in the Americas was primarily the result of the sale of our microphone product line in the fourth quarter of fiscal 2013. The sales increases in the three- and nine-month periods ended August 2, 2014 as compared to the same periods of the prior fiscal year in all other regions were the result of an increase in demand in the automotive, communications, and industrial end markets, partially offset by a lower demand for products used in consumer applications.

Gross Margin

	Three Months Ended				Nine Months Ended
	August 2, 2014	August 3, 2013	$ Change	% Change	August 2, 2014	August 3, 2013	$ Change	% Change
Gross margin	$476,290	$435,062	$41,228	9%	$1,344,151	$1,247,541	$96,610	8%
Gross margin %	65.4%	64.5%			65.6%	63.8%
Gross margin percentage increased by 90 and 180 basis points in the three and nine months ended August 2, 2014, respectively, as compared to the three and nine months ended August 3, 2013, respectively, primarily as a result of improved utilization levels in our manufacturing facilities and, to a lesser extent, a mix shift in favor of higher margin products being sold.
Research and Development (R&D)

	Three Months Ended				Nine Months Ended
	August 2, 2014	August 3, 2013	$ Change	% Change	August 2, 2014	August 3, 2013	$ Change	% Change
R&D expenses	$140,095	$128,892	$11,203	9%	$404,889	$382,056	$22,833	6%
R&D expenses as a % of revenue	19.3%	19.1%			19.7%	19.5%
R&D expenses increased in the three- and nine-month periods ended August 2, 2014, as compared to the same periods of fiscal 2013, primarily as a result of increases in variable compensation expense linked to our overall profitability and revenue growth, increases in operational spending for engineering supplies and wafers and, to a lesser extent, the annual merit increases for R&D employees and related benefit expenses.
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

Selling, Marketing, General and Administrative (SMG&A)

	Three Months Ended				Nine Months Ended
	August 2, 2014	August 3, 2013	$ Change	% Change	August 2, 2014	August 3, 2013	$ Change	% Change
SMG&A expenses	$132,989	$97,773	$35,216	36%	$333,252	$298,036	$35,216	12%
SMG&A expenses as a % of revenue	18.3%	14.5%			16.3%	15.2%
SMG&A expenses increased in the three- and nine-month periods ended August 2, 2014, as compared to the same periods of fiscal 2013 primarily due to approximately $27.1 million of Acquisition-related transaction costs and other activity as a result of the Acquisition in the third quarter of fiscal 2014. Of the remaining increase in each of the three- and nine-month periods ended August 2, 2014, nearly half was the result of higher variable compensation expense linked to our overall profitability and revenue growth. The remainder of the increases were primarily a result of higher SMG&A employee and related benefit expenses due to annual merit increases and to a lesser extent increases in operational spending. The increases in SMG&A employee and related benefit expenses in the nine-month period ended August 2, 2014 were more than offset by a lower stock-based compensation expense as the same period of fiscal 2013 included $6.3 million related to the accelerated vesting of restricted stock units following the death of the Company's then-CEO in the second quarter of fiscal 2013.
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
During fiscal 2013, we recorded special charges of approximately $29.8 million for severance and fringe benefit costs in accordance with our ongoing benefit plan or statutory requirements at foreign locations for 235 engineering and SMG&A employees. As of August 2, 2014, we employed 11 of the 235 employees included in these cost reduction actions. These employees must continue to be employed by us until their employment is involuntarily terminated in order to receive the severance benefit. We estimate these actions will result in annual cost savings of approximately $32.6 million, once fully implemented. We expect that these annual cost savings will be used to make additional investments in products that we expect will drive revenue growth in the future.
During the first quarter of fiscal 2014, we recorded a special charge of approximately $2.7 million for severance and fringe benefit costs in accordance with our ongoing benefit plan or statutory requirements at foreign locations for 30 engineering and SMG&A employees. We have terminated the employment of all employees associated with this cost-reduction action. We estimate this action will result in annual cost savings of approximately $4.5 million, once fully implemented.

Operating Income

	Three Months Ended				Nine Months Ended
	August 2, 2014	August 3, 2013	$ Change	% Change	August 2, 2014	August 3, 2013	$ Change	% Change
Operating income	$202,546	$208,342	$(5,796)	(3)%	$602,555	$553,213	$49,342	9%
Operating income as a % of revenue	27.8%	30.9%			29.4%	28.3%
The year-over-year decrease in operating income in the three-month period ended August 2, 2014 was primarily the result of an increase in revenue of $53.6 million and a 90 basis point increase in gross margin percentage offset by a $35.2 million increase in SMG&A expenses and $11.2 million increase in R&D expenses as more fully described above under the headings Selling, Marketing, General and Administrative (SMG&A) and Research and Development (R&D).

The year-over-year increase in operating income in the nine-month period ended August 2, 2014 was primarily the result of an increase in revenue of $95.0 million and a 180 basis point increase in gross margin percentage, partially offset by a $35.2 million increase in SMG&A expenses, $22.8 million increase in R&D expenses and a decrease in special charges of $11.4 million as more fully described above under the headings Selling, Marketing, General and Administrative (SMG&A) and Research and Development (R&D) and Special Charges.
Nonoperating (income) expense

	Three Months Ended			Nine Months Ended
	August 2, 2014	August 3, 2013	$ Change	August 2, 2014	August 3, 2013	$ Change
Interest expense	8,178	7,672	$506	21,623	20,443	$1,180
Interest income	(3,442)	(3,125)	$(317)	(10,127)	(9,402)	$(725)
Other, net	422	8,754	$(8,332)	412	9,361	$(8,949)
Total	$5,158	$13,301	$(8,143)	$11,908	$20,402	$(8,494)
Nonoperating income as a % of revenue	0.7%	2.0%		0.6%	1.0%
The year-over year decrease in nonoperating expense in the three and nine months ended August 2, 2014 was primarily the result of recognizing a net loss on the extinguishment of debt in the third quarter of fiscal 2013 of approximately $10.2 million in conjunction with the redemption of our $375.0 Million Aggregate Principal Amount of 5.0% Senior Unsecured Notes as more fully described below under the heading Liquidity and Capital Resources.
Provision for Income Taxes

	Three Months Ended			Nine Months Ended
	August 2, 2014	August 3, 2013	$ Change	August 2, 2014	August 3, 2013	$ Change
Provision for income taxes	$16,782	$18,802	$(2,020)	$70,022	$60,878	$9,144
Effective income tax rate	8.5%	9.6%		11.9%	11.4%
Our effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where our income is earned.
The tax rate for all periods presented was below the U.S. federal statutory tax rate of 35%, primarily due to lower statutory tax rates applicable to our operations in the foreign jurisdictions in which we earn income. Income from non-US jurisdictions accounted for approximately 79% of our total revenues for the nine months ended August 2, 2014, resulting in a material portion of our pretax income being earned and taxed outside the U.S., primarily in Bermuda and Ireland, at rates ranging from 0% to 35%. The impact on our provision for income taxes of income earned in foreign jurisdictions being taxed at rates different than the U.S. statutory rate was a benefit of approximately $49.7 million and a foreign effective tax rate of approximately 4.5% in our third quarter of fiscal 2014, compared to a benefit of approximately $41.5 million and a foreign effective tax rate of approximately 4.3% in our third quarter of fiscal 2013. The impact on our provision for income taxes of income earned in foreign jurisdictions being taxed at rates different than the U.S. statutory rate was a benefit of approximately $131.9 million and a foreign effective tax rate of approximately 4.5% in the first nine months of fiscal 2014 compared to a benefit of approximately $111.3 million and a foreign effective tax rate of approximately 6.1% for the first nine months of fiscal 2013. A reduction in the ratio of domestic taxable income to worldwide taxable income effectively lowers the overall tax rate, due to the fact that the tax rates in the majority of foreign jurisdictions where we earn income are significantly lower than the U.S. statutory rate. In addition, our effective income tax rate can be impacted each year by discrete factors or events. Our effective tax rate for the first nine months of fiscal 2014 included a tax benefit of $5.1 million recorded as a result of transaction costs related to the Acquisition. Our effective tax rate for the first nine months of fiscal 2013 included a tax benefit of $6.6 million recorded as a result of the reversal of certain prior period tax liabilities and a tax benefit of $6.3 million from the reinstatement of the U.S. federal research and development tax credit in January 2013 retroactive to January 1, 2012.

Net Income

	Three Months Ended				Nine Months Ended
	August 2, 2014	August 3, 2013	$ Change	% Change	August 2, 2014	August 3, 2013	$ Change	% Change
Net Income	$180,606	$176,239	$4,367	2%	$520,625	$471,933	$48,692	10%
Net Income as a % of revenue	24.8%	26.1%			25.4%	24.1%
Diluted EPS	$0.57	$0.56			$1.64	$1.51
Net income increased 2% in the three months ended August 2, 2014 as compared to the same period of fiscal 2013 as the $5.8 million decrease in operating income was offset by an $8.1 million decrease in nonoperating expense and a lower provision for income taxes in the third quarter of fiscal 2014.
Net income increased 10% in the nine months ended August 2, 2014 as compared to the same period of fiscal 2013 as the $49.3 million increase in operating income and the $8.5 million decrease in nonoperating expense was partially offset by a higher provision for income taxes in the first nine months of fiscal 2014.
Acquisitions

On July 22, 2014, we completed our acquisition of Hittite (the Acquisition), a company that designs and develops high performance integrated circuits, modules, subsystems and instrumentation for radio frequency, microwave and millimeterwave applications. The total consideration paid to acquire Hittite was approximately $2.4 billion, financed through a combination of existing cash on hand and a 90-day term loan facility of $2.0 billion. We allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition, resulting in the recognition of $1.3 billion of goodwill and $669.0 million of intangible assets, including $0.9 million of in-process research and development. We recognized $21.1 million transaction-related costs, including legal, accounting and other related fees that were expensed in the nine-month period ended August 2, 2014. These costs are included in the condensed consolidated statements of income in operating expenses within SMG&A expenses.

The following unaudited pro forma consolidated financial information combines our unaudited results for the three and nine months ended August 2, 2014 and the unaudited results of Hittite for the three and nine months ended June 30, 2014 and assumes that the Acquisition, which closed on July 22, 2014, was completed on November 4, 2012 (the first day of the Company’s 2013 fiscal year). The pro forma consolidated financial information has been calculated after applying our accounting policies and includes adjustments for amortization expense of acquired intangible assets, transaction-related costs, a step-up in the value of acquired inventory and property, plant and equipment, and interest expense for the debt incurred to fund the Acquisition, together with the consequential tax effects. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of our operating results that would have been achieved had the Acquisition actually taken place on November 4, 2012. In addition, these results are not intended to be a projection of future results and do not reflect events that may occur after the Acquisition, including but not limited to revenue enhancements, cost savings or operating synergies that the combined Company may achieve as a result of the Acquisition.

(thousands, except per share data)	Pro Forma Three Months Ended
	August 2, 2014	August 3, 2013
Revenue	$799,064	$742,779
Net income	$205,992	$183,281
Basic net income per common share	$0.66	$0.59
Diluted net income per common share	$0.64	$0.58

(thousands, except per share data)	Pro Forma Nine Months Ended
	August 2, 2014	August 3, 2013
Revenue	$2,261,221	$2,160,374
Net income	$555,016	$448,407
Basic net income per common share	$1.77	$1.46
Diluted net income per common share	$1.74	$1.43
Outlook
The following statements are based on current expectations and as indicated, are presented on a non-GAAP basis. These statements are forward-looking and our actual results may differ materially as a result of, among other things, the important factors contained in Part II, Item 1A. "Risk Factors" in this Quarterly Report on Form 10-Q. Unless specifically mentioned, these statements do not give effect to the potential impact of any mergers, acquisitions, divestitures, or business combinations that may be announced or closed after the date of filing this report. These statements supersede all prior statements regarding our business outlook made by us and we disclaim any obligation to update these forward-looking statements.
We are planning for revenue in the fourth quarter of fiscal 2014 to be in the range of $790 million to $820 million. Our plan is for non-GAAP gross margin for the fourth quarter of fiscal 2014 to be approximately 66.2%, for non-GAAP operating expenses to be between $268 million to $271 million and for non-GAAP interest and other expense to be approximately $6 million. We expect our non-GAAP effective tax rate to be approximately 15.5% to 16%. As a result, we are planning for non-GAAP diluted earnings per share to be in the range of $0.66 to $0.70 in the fourth quarter of fiscal 2014.

With respect to the forward-looking information presented on a non-GAAP basis, the Company is unable to provide a quantitative reconciliation to GAAP because the items that would be included or excluded, other than those described below, are difficult to predict and estimate and are primarily dependent on future events. Known reconciling items are:

•
Non-GAAP gross margin excludes $8 million of amortization of intangible assets and $48 million of inventory and fixed asset step-up charges to record Hittite inventory and fixed assets at fair value, as part of the purchase accounting for the Hittite acquisition;

•
Non-GAAP operating expenses exclude $5 million of amortization of intangible assets and $15 million of acquisition-related costs, primarily for bank and other advisory fees related to the Hittite acquisition;

•	Non-GAAP interest and other expense excludes $5 million of debt financing costs; and

•	Non-GAAP tax rate excludes $18-$19 million provision for income taxes which represents the tax effects of the reconciling items noted in the three bullets above.

Liquidity and Capital Resources
At August 2, 2014, our principal source of liquidity was $4.9 billion of cash and cash equivalents and short-term investments, of which approximately $1.1 billion was held in the United States. The balance of our cash and cash equivalents and short-term investments was held outside the United States in various foreign subsidiaries. As we intend to reinvest our foreign earnings indefinitely, this cash held outside the United States is not available to meet our cash requirements in the United States, including cash dividends and common stock repurchases. Our cash and cash equivalents consist of highly liquid investments with maturities of three months or less at the time of acquisition and our short-term investments consist primarily of corporate obligations, such as commercial paper and floating rate notes, bonds and bank time deposits. We maintain these balances with high credit quality counterparties, continually monitor the amount of credit exposure to any one issuer and diversify our investments in order to minimize our credit risk.
We believe that our existing sources of liquidity and cash expected to be generated from future operations, together with existing and anticipated available long-term financing, will be sufficient to fund operations, capital expenditures, research and development efforts, dividend payments (if any) and repurchases of our stock (if any) under our stock repurchase program in the immediate future and for at least the next twelve months. During the fourth quarter of fiscal 2014, we intend to use approximately $2.0 billion of our available cash to repay the remaining outstanding balance on the 90-day term loan facility entered into in connection with the Acquisition, which is due no later than October 20, 2014.

	Nine Months Ended
	August 2, 2014	August 3, 2013
Net cash provided by operating activities	$609,339	$630,180
Net cash provided by operations as a % of revenue	29.7%	32.2%
Net cash used for investing activities	$(115,573)	$(699,524)
Net cash provided by (used for) financing activities	$1,701,234	$(90)
At August 2, 2014, cash and cash equivalents totaled $2.6 billion. The following changes contributed to the net increase in cash and cash equivalents of $2.2 billion in the first nine months of fiscal 2014 as compared to the same period in fiscal 2013.
Operating Activities
During the first nine months of fiscal 2014, we generated cash from operating activities of $609.3 million, a decrease compared to the first nine months of fiscal 2013, primarily as a result of net cash outflows from working capital changes, partially offset by higher net income adjusted for non-cash items.
Investing Activities
During the first nine months of fiscal 2014, cash used for investing activities included $1.9 billion of cash payments, net of cash acquired, in connection with the Acquisition, $134.5 million of cash payments for property, plant and equipment additions and $2.0 billion in cash received for the net sales of available-for-sale short term investments.
Financing Activities
During the first nine months of fiscal 2014, cash provided by financing activities included proceeds of $2.0 billion from the 90-day term loan facility entered into to finance the Acquisition and $178.6 million from the exercise of employee stock options. We distributed $337.9 million to our shareholders in dividend payments and repurchased 3.4 million shares of our common stock for $169.0 million.
Working Capital

	August 2, 2014	November 2, 2013	$ Change	% Change
Accounts receivable, net	$394,762	$325,144	$69,618	21%
Days sales outstanding	49	44
Inventory	$415,098	$283,337	$131,761	47%
Days cost of sales in inventory	151	111
The increase in accounts receivable in dollars and in days was primarily the result of accounts receivable acquired as part of the Acquisition and higher product shipments in the final month of the third quarter of fiscal 2014 as compared to the final month of the fourth quarter of fiscal 2013.
Inventory increased as compared to the end of the fourth quarter of fiscal 2013, primarily as a result of inventory acquired as part of the Acquisition. In addition, inventory increased as a result of increased manufacturing production to support anticipated higher sales demand. Our inventory levels are impacted by our need to support forecasted sales demand and variations between those forecasts and actual demand. Days cost of sales in inventory increased from 111 days at the end of the fourth quarter of fiscal 2013 to 151 days at the end of the third quarter of fiscal 2014, primarily due to the increased inventory levels as a result of the Acquisition without a corresponding increase in cost of sales given the proximity of the Acquisition to the third quarter of fiscal 2014.
Current liabilities increased to $2.6 billion at August 2, 2014 from $570.5 million at the end of fiscal 2013. This increase was primarily the result of the $2.0 billion 90-day term loan facility entered into to finance the Acquisition.
As of August 2, 2014 and November 2, 2013, we had gross deferred revenue of $356.1 million and $309.2 million, respectively, and gross deferred cost of sales of $70.3 million and $61.8 million, respectively. Deferred income on shipments to distributors increased in the first nine months of fiscal 2014, primarily as a result of an increase in product shipments into the channel during fiscal 2014 in order to support anticipated sales demand and, to a lesser extent, deferred income acquired as part of the Acquisition. Sales to distributors are made under agreements that allow distributors to receive price-adjustment credits and to return qualifying products for credit, as determined by us, in order to reduce the amounts of slow-moving, discontinued or obsolete product from their inventory. Given the uncertainties associated with the levels of price-adjustment credits to be granted to distributors, the sales price to the distributors is not fixed or determinable until the distributors resell the products to their customers. Therefore, we defer revenue recognition from sales to distributors until the distributors have sold the products to their customers. The amount of price-adjustments is dependent on future overall market conditions, and therefore the levels of these adjustments could fluctuate significantly from period to period. To the extent that we experience a significant increase in the amount of credits we issue to our distributors, there could be a material impact on the ultimate revenue and gross margin recognized relating to these transactions.
Debt
As of August 2, 2014, we had $2.0 billion in current debt outstanding and $872.7 million in long-term debt outstanding. Our debt obligations consist of the following:
$2.0 Billion Term Loan Facility
On July 22, 2014, the Company entered into a 90-day term loan facility in an aggregate principal amount of $2 billion with Credit Suisse AG, as Administrative Agent, and each lender from time to time party thereto (the Term Loan Agreement) to finance the Acquisition. Loans under the Term Loan Agreement bear interest at the Eurodollar Rate (as defined in the Term Loan Agreement) plus 1.00% (1.16% as of August 2, 2014). Payments of the principal amounts of revolving loans under the Term Loan Agreement are due no later than October 20, 2014 and will not require interim amortization. The Company may prepay loans under the Term Loan Agreement in whole or in part at any time, without premium or penalty, subject to reimbursement of certain costs in the case of borrowings that bear interest at the Eurodollar Rate. Expenses incurred related to the debt are being amortized over the 90-day term. The Term Loan Agreement contains customary representations and warranties and affirmative and negative covenants, including, among others, limitations on liens, indebtedness of subsidiaries, mergers and other fundamental changes, sales and other dispositions of property or assets and transactions with affiliates. The Term Loan Agreement contains a consolidated leverage ratio covenant of total consolidated funded debt to consolidated EBITDA (earnings before interest, taxes, depreciation, and amortization) of not greater than 3.0 to 1.0. As of August 2, 2014, the Company was compliant with these covenants.
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
The indentures governing the 2016 Notes and the 2023 Notes contain covenants that may limit our ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of our assets to, any other party. As of August 2, 2014, we were compliant with these covenants. See Note 14, Debt, of the Notes to our Condensed Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q for further information on our outstanding debt.
Revolving Credit Facility
On December 19, 2012, we entered into a five-year, $500.0 million senior unsecured revolving credit facility with certain institutional lenders. In June 2014, the Company amended this credit facility to temporarily increase the amount of allowed subsidiary indebtedness related to the financing of the Acquisition. To date, we have not borrowed under this credit facility but we may borrow in the future and use the proceeds for repayment of existing indebtedness, stock repurchases, acquisitions, capital expenditures, working capital and other lawful corporate purposes. The terms of the facility impose restrictions on our ability to undertake certain transactions, to create certain liens on assets and to incur certain subsidiary indebtedness. In addition, the credit agreement contains a consolidated leverage ratio covenant of total consolidated funded debt to consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) of not greater than 3.0 to 1.0. As of August 2, 2014, we were compliant with these covenants.

$375.0 Million Aggregate Principal Amount of 5.0% Senior Unsecured Notes (2014 Notes)
During the third quarter of fiscal 2013, we redeemed our outstanding 2014 Notes which were due on July 1, 2014. The redemption price was 104.744% of the principal amount of the notes. We recognized a net loss on debt extinguishment of approximately $10.2 million recorded in other, net expense within nonoperating (income) expense. The loss was comprised of the make-whole premium of $17.8 million paid to bondholders on the 2014 Notes in accordance with the terms of the notes, the recognition of the remaining $8.6 million of unamortized proceeds received from the termination of the interest rate swap associated with the debt, and the write off of approximately $1.0 million of debt issuance and discount costs that remained to be amortized. The write off of the remaining unamortized portion of debt issuance costs, discount and swap proceeds are reflected in our condensed consolidated statements of cash flows within operating activities, and the make-whole premium is reflected within financing activities.
Stock Repurchase Program
Our common stock repurchase program has been in place since August 2004. As of August 2, 2014, in the aggregate, our Board of Directors has authorized us to repurchase $5.6 billion of our common stock under the program. Under the program, we may repurchase outstanding shares of our common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized under the program. As of August 2, 2014, we had repurchased a total of approximately 133.2 million shares of our common stock for approximately $4.6 billion under this program. As of August 2, 2014, an additional $934.2 million remains available for repurchase of shares under the current authorized program. The repurchased shares are held as authorized but unissued shares of common stock. We also from time to time repurchase shares in settlement of employee tax withholding obligations due upon the vesting of restricted stock units or the exercise of stock options, or in certain limited circumstances to satisfy the exercise price of options granted to our employees under our equity compensation plans. Any future common stock repurchases will be based on several factors, including our financial performance, outlook, liquidity and the amount of cash we have available in the United States.
Capital Expenditures
Net additions to property, plant and equipment were $134.5 million in the first nine months of fiscal 2014 and were funded with a combination of cash on hand and cash generated from operations. We expect capital expenditures for fiscal 2014 to consist of $124.0 million for ongoing capital spending and approximately $56.0 million for new buildings we are constructing. These capital expenditures will be funded with a combination of cash on hand and cash generated from operations.
Dividends
On August 25, 2014, our Board of Directors declared a cash dividend of $0.37 per outstanding share of common stock. The dividend will be paid on September 17, 2014 to all shareholders of record at the close of business on September 5, 2014 and is expected to total approximately $116.3 million. We currently expect quarterly dividends to continue at $0.37 per share, although they remain subject to determination and declaration by our Board of Directors. The payment of future dividends, if any, will be based on several factors, including our financial performance, outlook and liquidity.

Contractual Obligations
On July 22, 2014, the Company entered into a 90-day term loan facility in an aggregate principal amount of $2.0 billion with Credit Suisse AG, as Administrative Agent, and each lender from time to time party thereto (the Term Loan Agreement) to finance the Acquisition. Payments of the principal amounts of revolving loans under the Term Loan Agreement are due no later than October 20, 2014 and will not require interim amortization. Loans under the Term Loan Agreement bear interest at the Eurodollar Rate (as defined in the Term Loan Agreement) plus 1.00% (1.16% as of August 2, 2014). As a result of the Term Loan Agreement, the amounts reflected as “Debt obligations” and "Interest payments associated with long-term debt obligations" in the contractual obligations table contained in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended November 2, 2013 are higher by $2.0 billion and $5.8 million, respectively.

There have not been any other material changes during the first nine months of fiscal 2014 to the amounts presented in the table summarizing our contractual obligations included in our Annual Report on Form 10-K for the fiscal year ended November 2, 2013.

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

Critical Accounting Policies and Estimates
As a result of the Acquisition on July 22, 2014 we have updated our critical accounting policies relating to revenue recognition as provided below.
Revenue from product sales to customers is generally recognized when title passes, which for shipments to certain foreign countries is subsequent to product shipment. Title for these shipments ordinarily passes within a week of shipment.
For multiple element arrangements, we allocate arrangement consideration among the elements based on the relative fair values of those elements as determined using vendor-specific objective evidence or third-party evidence. We uses our best estimate of selling price to allocate arrangement consideration between the deliverables in cases where neither vendor-specific objective evidence nor third-party evidence is available. A reserve for sales returns and allowances for customers is recorded based on historical experience or specific identification of an event necessitating a reserve.
Revenue from contracts with the United States Government, government prime contractors and some commercial customers is generally recorded on a percentage of completion basis using either units delivered or costs incurred as the measurement basis for progress toward completion. The output measure is used to measure results directly and is generally the best measure of progress toward completion in circumstances in which a reliable measure of output can be established. Estimated revenue in excess of amounts billed is reported as unbilled receivables. Contract accounting requires judgment in estimating costs and assumptions related to technical issues and delivery schedule. Contract costs include material, subcontract costs, labor and an allocation of indirect costs. The estimation of costs at completion of a contract is subject to numerous variables involving contract costs and estimates as to the length of time to complete the contract. Changes in contract performance, estimated gross margin, including the impact of final contract settlements, and estimated losses are recognized in the period in which the changes or losses are determined.
There were no other material changes in the first nine months of fiscal 2014 to the information provided under the heading “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the fiscal year ended November 3, 2013.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

On July 22, 2014, the Company entered into a 90-day term loan facility in an aggregate principal amount of $2.0 billion with Credit Suisse AG, as Administrative Agent, and each lender from time to time party thereto (the Term Loan Agreement) to finance the Acquisition. Payments of the principal amounts of revolving loans under the Term Loan Agreement are due no later than October 20, 2014 and will not require interim amortization. Loans under the Term Loan Agreement bear interest at the Eurodollar Rate (as defined in the Term Loan Agreement) plus 1.00% (1.16% as of August 2, 2014). If LIBOR changes by 100 basis points, our annual interest expense would increase by approximately $20 million from the amount set forth in the information provided under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” set forth in our Annual Report on Form 10-K for the fiscal year ended November 2, 2013.

There were no other material changes in the first nine months of fiscal 2014 to the information provided under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” set forth in our Annual Report on Form 10-K for the fiscal year ended November 2, 2013.

ITEM 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of August 2, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's (SEC)

rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of August 2, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in Internal Control over Financial Reporting. On July 22, 2014 we completed the Acquisition. We are in the process of integrating Hittite into our systems and control environment as of August 2, 2014. Subject to the foregoing, there have not been any other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended August 2, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
There is significant continuing uncertainty regarding the stability of global credit and financial markets. These economic uncertainties may lead consumers and businesses to postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders for our products and make it difficult for us to accurately forecast and plan our future business activities. Significant disruption to global credit and financial markets may also adversely affect our ability to access external financing sources on acceptable terms. Financial difficulties experienced by our customers could result in nonpayment or payment delays for previously purchased products, thereby increasing our credit risk exposure. Uncertainty regarding the future stability of the global credit and financial markets could cause the value of the currency in the affected markets to deteriorate, thus reducing the purchasing power of those customers. In addition, financial difficulties experienced by our suppliers or distributors could result in product delays, increased accounts receivable defaults and inventory challenges. During the past few years, many governments adopted stimulus or spending programs designed to ease the economic impact of the crisis. Some of our businesses benefited from these stimulus programs but there can be no assurance that such programs will continue in the future. If economic conditions deteriorate, we may record additional charges relating to restructuring costs or the impairment of assets and our business and results of operations could be materially and adversely affected.
Our future revenue, gross margins, operating results and net income are difficult to predict and may materially fluctuate.
Our future revenue, gross margins, operating results and net income are difficult to predict and may be materially affected by a number of factors, including:

•	the effects of adverse economic conditions in the markets in which we sell our products;

•	changes in customer demand for our products and for end products that incorporate our products;

•	our ability to effectively manage our cost structure in both the short term and over a longer duration;

•	the timing of new product announcements or introductions by us, our customers or our competitors;

•	competitive pricing pressures;

•	fluctuations in manufacturing yields, adequate availability of wafers and other raw materials, and manufacturing, assembly and test capacity;

•	the ability of our third-party suppliers, subcontractors and manufacturers to supply us with sufficient quantities of raw materials, products and/or components;

•	a decline in the U.S. Government defense budget, changes in spending or budgetary priorities, a prolonged U.S. Government shutdown or delays in contract awards;

•	a decline in infrastructure spending by foreign governments, including China;

•	any significant decline in our backlog;

•	the timing, delay, reduction or cancellation of significant customer orders and our ability to manage inventory;

•	our ability to recruit, hire, retain and motivate adequate numbers of engineers and other qualified employees to meet the demands of our customers;

•	the increasing costs of providing employee benefits, including health insurance, pension plan contributions and retirement benefits;

•	changes in geographic, product or customer mix;

•	our ability to utilize our manufacturing facilities at efficient levels;

•	potential significant litigation-related costs or product warranty and/or indemnity claims, including those not covered by our suppliers or insurers;

•	the difficulties inherent in forecasting future operating expense levels, including with respect to costs associated with labor, utilities, transportation and raw materials;

•	the costs related to compliance with increasing worldwide government, environmental and social responsibility regulations;

•	changes in our effective tax rates in the United States, Ireland or worldwide; and

•	the effects of public health emergencies, natural disasters, widespread travel disruptions, security risks, terrorist activities, international conflicts and other events beyond our control.

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
Long-term contracts are not typical for us, some contracts may be terminated for convenience of the customer, and incorrect forecasts or reductions, cancellations or delays in orders for our products could adversely affect our operating results.
We typically do not have long-term sales contracts with our customers. In certain markets where end-user demand may be particularly volatile and difficult to predict, some customers place orders that require us to manufacture product and have it available for shipment, even though the customer is unwilling to make a binding commitment to purchase all, or even any, of the product. In other instances, we manufacture product based on forecasts of customer demands. Our U.S. Government contracts and subcontracts may be funded in increments over a number of government budget periods and typically can be terminated by the government for its convenience. As a result, we may incur inventory and manufacturing costs in advance of anticipated sales, and we are subject to the risk of lower than expected orders or cancellations of orders, leading to a sharp reduction of sales and backlog. Further, orders or forecasts for products that meet the customer’s unique requirements and that are canceled or unrealized orders would, in addition, result in an inventory of unsaleable products, causing potential inventory write-offs, and we may be unable to recover all of our costs incurred or committed. As a result of lengthy manufacturing cycles for certain of the products that are subject to these uncertainties, the amount of unsaleable product could be substantial. Incorrect forecasts, or reductions, cancellations or delays in orders for our products could adversely affect our operating results.
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
We rely, and plan to continue to rely, on suppliers, assembly and test subcontractors, freight carriers, and third-party wafer fabricators to supply most of our wafers that can be manufactured using industry-standard submicron processes. This reliance involves several risks, including reduced control over availability, capacity utilization, delivery schedules, manufacturing yields, and costs. We currently source approximately 50% of our wafer requirements annually from third-party wafer fabrication foundries, primarily Taiwan Semiconductor Manufacturing Company, or TSMC. In addition, these suppliers often provide manufacturing services to our competitors and therefore periods of increased industry demand may result in capacity constraints. In certain instances, the third-party supplier is the sole source of highly specialized processing services. Additionally, our recently acquired Hittite business utilizes foundries that can provide the advanced gallium arsenide, or GaAs, processes that currently account for most of its wafer purchases. The number of foundries that can provide the GaAs process is limited, and Hittite is currently in the process of transitioning away from one of its principal GaAs foundries. If our suppliers are unable or unwilling to manufacture and deliver components to us on the time schedule and of the quality or quantity that we require or provide us with required manufacturing processes, we may be forced to seek to engage additional or replacement suppliers, which could result in additional expenses and delays in product development or shipment of product to our customers. If additional or replacement suppliers or manufacturing processes are not available, we may also experience delays in product development or shipment which could, in turn, result in the temporary or permanent loss of customers.
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
Acquisitions also involve a number of risks, including:

•	difficulty or delay integrating acquired technologies, operations and personnel with our existing businesses;

•	diversion of management's attention in connection with both negotiating the transaction and integrating the assets;

•	strain on managerial and operational resources as management tries to oversee larger or more complex operations;

•	the future funding requirements for acquired companies, which may be significant;

•	potential loss of key employees;

•	exposure to unforeseen liabilities of acquired companies;

•	higher than expected or unexpected costs relating to or associated with an acquisition;

•	difficulty realizing synergies and growth prospects of an acquisition in a timely manner or at all; and

•	increased risk of costly and time-consuming litigation.
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
We have significant operations and manufacturing facilities outside the United States, including in Ireland and the Philippines. The majority of our revenue is derived from customers in international markets, and we expect that international sales will continue to account for a significant portion of our revenue in the future. Although we engage in hedging transactions to reduce our exposure to currency exchange rate fluctuations, there can be no assurance that our competitive position will not be adversely affected by changes in the exchange rate of the United States dollar against other currencies. Potential interest rate increases, as well as high energy costs, could have an adverse impact on industrial and consumer spending patterns and could adversely impact demand for our products. At August 2, 2014, our principal source of liquidity was $4.9 billion of cash and cash equivalents and short-term investments, of which approximately $1.1 billion was held in the United States and the remaining balance was held outside the United States in various foreign subsidiaries. As we intend to reinvest our foreign earnings indefinitely, this cash held outside the United States is not readily available to meet our cash requirements in the United States. We require a substantial amount of cash in the United States for operating requirements, stock repurchases, cash dividends and acquisitions. If we are unable to address our U.S. cash requirements through operations, through borrowings under our current credit facility, through future debt or equity offerings or from other sources of cash obtained at an acceptable cost, it may be necessary for us to consider repatriation of earnings that are permanently reinvested, and we may be required to pay additional taxes under current tax laws, which could have a material effect on our results of operations and financial condition.
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
If we fail to comply with government contracting regulations, we could suffer a loss of revenue or incur price adjustments or other penalties.
Some of our revenue is derived from contracts with agencies of the United States Government and subcontracts with its prime contractors. As a United States Government contractor or subcontractor, we are subject to federal contracting regulations, including the Federal Acquisition Regulations, which govern the allowability of costs incurred by us in the performance of United States government contracts. Certain contract pricing is based on estimated direct and indirect costs, which are subject to change. Additionally, the United States government is entitled after final payment on certain negotiated contracts to examine all of our cost records with respect to such contracts and to seek a downward adjustment to the price of the contract if it determines that we failed to furnish complete, accurate and current cost or pricing data in connection with the negotiation of the price of the contract.

In connection with our United States government business, we are also subject to government audits and to review and approval of our policies, procedures, and internal controls for compliance with procurement regulations and applicable laws. In certain circumstances, if we do not comply with the terms of a contract or with regulations or statutes, we could be subject to downward contract price adjustments or refund obligations or could in extreme circumstances be assessed civil and criminal penalties or be debarred or suspended from obtaining future contracts for a specified period of time. Any such suspension or debarment or other sanction could have an adverse effect on our business.

Under some of our government subcontracts, we are required to maintain secure facilities and to obtain security clearances for personnel involved in performance of the contract, in compliance with applicable federal standards. If we were unable to comply with these requirements, or if personnel critical to our performance of these contracts were to lose their security clearances, we might be unable to perform these contracts or compete for other projects of this nature, which could adversely affect our revenue.
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
Restrictions in our revolving credit facility, our outstanding $2 billion term loan and outstanding debt instruments may limit our activities.
Our current revolving credit facility, outstanding $2 billion term loan and our outstanding senior unsecured notes impose, and future debt instruments to which we may become subject may impose, restrictions that limit our ability to engage in activities that could otherwise benefit our company, including to undertake certain transactions, to create certain liens on our assets and to incur certain subsidiary indebtedness. Our ability to comply with these financial restrictions and covenants is dependent on our future performance, which is subject to prevailing economic conditions and other factors, including factors that are beyond our control such as foreign exchange rates, interest rates, changes in technology and changes in the level of competition. In addition, our revolving credit facility and our $2 billion term loan require us to maintain compliance with specified financial ratios. If we breach any of the covenants under these facilities or the indenture governing our outstanding notes and do not obtain appropriate waivers, then, subject to applicable cure periods, our outstanding indebtedness thereunder could be declared immediately due and payable or we may be restricted from further borrowing under our revolving credit facility.
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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
May 4, 2014 through May 31, 2014	549,022	$51.35	544,800	$963,063,909
June 1, 2014 through June 28, 2014	56,928	$52.31	55,911	$960,142,306
June 29, 2014 through August 2, 2014	514,465	$50.97	510,066	$934,154,812
Total	1,120,415	$49.14	1,110,777	$934,154,812

(a)	Includes 9,638 shares withheld by us from employees to satisfy employee tax obligations upon vesting of restricted stock units granted to our employees under our equity compensation plans.

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

ANALOG DEVICES, INC.

Date: August 26, 2014	By:	/S/ VINCENT T. ROCHE
Vincent T. Roche
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 26, 2014	By:	/S/ DAVID A. ZINSNER
David A. Zinsner
Vice President, Finance
and Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of June 9, 2014, among the Company, BBAC Corp. and Hittite Microwave Corporation, filed as exhibit 2.1 to the Company's Current Report on Form 8-K (File No. 1-7819) as filed with the Commission on June 9, 2014 and incorporated herein by reference.

10.1
Commitment Letter, dated as of June 9, 2014, among the Company, Credit Suisse AG and Credit Suisse Securities (USA) LLC, filed as exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-7819) as filed with the Commission on June 9, 2014 and incorporated herein by reference.

10.2†	First Amendment to Credit Agreement, dated as of June 17, 2014 among the Company, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.
10.3
Credit Agreement, dated as of July 22, 2014, among the Company, Credit Suisse AG, as Administrative Agent and the lenders party thereto, filed as exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-7819) as filed with the Commission on July 22, 2014 and incorporated herein by reference.

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
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and nine months ended August 2, 2014 and August 3, 2013, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended August 2, 2014 and August 3, 2013, (iii) Condensed Consolidated Balance Sheets at August 2, 2014 and November 2, 2013, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended August 2, 2014 and August 3, 2013 and (v) Notes to Condensed Consolidated Financial Statements for the three and nine months ended August 2, 2014.