Form 10-K
period 2014-11-01
ANALOG DEVICES INC
filed 2014-12-10
CIK 6281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 1, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐     NO ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $12,606,000,000 based on the last reported sale of the Common Stock on The NASDAQ Global Select Market on May 4, 2014. Shares of voting and non-voting stock beneficially owned by executive officers, directors and holders of more than 5% of the outstanding stock have been excluded from this calculation because such persons or institutions may be deemed affiliates. This determination of affiliate status is not a conclusive determination for other purposes.
As of November 1, 2014, there were 311,204,926 shares of Common Stock, $0.16 2/3 par value per share, outstanding.
Documents Incorporated by Reference

Document Description	Form 10-K Part
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held March 11, 2015	III

Note About Forward-Looking Statements
This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbor created under the Private Securities Litigation Reform Act of 1995 and other safe harbors under the Securities Act of 1933 and the Securities Exchange Act of 1934. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” “could” and "will," and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections regarding our future financial performance; our anticipated growth and trends in our businesses; our future capital needs and capital expenditures; our future market position and expected competitive changes in the marketplace for our products; our ability to pay dividends or repurchase stock; our ability to service our outstanding debt; our expected tax rate; the effect of new accounting pronouncements; our ability to successfully integrate acquired businesses and technologies; and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified in Part I, Item 1A. "Risk Factors" and elsewhere in our Annual Report on Form 10-K. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements, including to reflect events or circumstances occurring after the date of the filing of this report, except to the extent required by law.

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
We focus on key strategic markets where our signal processing technology is often a critical differentiator in our customers’ products, in particular, the industrial, automotive, consumer and communications markets. Used by over 100,000 customers worldwide, our products are embedded inside many different types of electronic equipment including:

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

Organizational Structure

In fiscal 2014, our organizational structure included a product group focused on core technology development and leadership in converters, amplifiers and RF, MEMS, power management and DSP and an end market-focused organization dedicated to understanding, selecting, and resourcing initiatives that are more customized to a particular market or application.  We are in the process of changing our organizational structure to support our core strategy of technology-driven, market-focused innovation. We will be organized into two business groups. The first group will have responsibility for the communications infrastructure and automotive electronics markets, as well as the radio frequency/microwave, high-speed converters, and digital signal processing technology areas. The second will have responsibility for the industrial, healthcare, and consumer markets, and the precision converters, high-performance linear, and sensor technology areas.

The sales and marketing operations will be integrated and chartered with unifying the customer experience across direct, distribution, and digital channels. Manufacturing, finance, legal, and human resources are managed as separate functional operations providing support across the Company.
Principal Products
We design, manufacture and market a broad line of high-performance ICs that incorporate analog, mixed-signal and digital signal processing technologies. Our ICs are designed to address a wide range of real-world signal processing applications. Our product portfolio includes both general-purpose products used by a broad range of customers and applications, as well as application-specific products designed for specific clusters of customers in key target markets. By using readily available, high-performance, general-purpose products in their systems, our customers can reduce the time they need to bring new products to market. Given the high cost of developing more customized ICs, our standard products often provide a cost-effective solution for many low to medium volume applications. However, for some industrial, automotive, consumer, and communications products, we focus on working with leading customers to design application-specific solutions. We begin with our existing core technologies in data conversion, amplification, RF and microwave, MEMS, power management and DSP, and devise a solution to more closely meet the needs of a specific customer or group of customers. Because we have already developed the core technology for our general-purpose products, we can create application-specific solutions quickly.
We produce and market several thousand products and operate in one reportable segment based on the aggregation of six operating segments, one of which was added as a result of our acquisition of Hittite Microwave Corporation (Hittite), which closed on July 22, 2014. Our ten highest revenue products, in the aggregate, accounted for approximately 9% of our revenue for fiscal 2014. A breakdown of our fiscal 2014 revenue by product category follows.

Percent of
Fiscal 2014
Product Category	Revenue*
Converters	45%
Amplifiers/ Radio frequency	28%
Other analog	12%
Power management & reference	6%
Digital signal processing	8%
* The sum of the individual percentages does not equal 100% due to rounding
Analog Products
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
Other Analog — Also within our analog technology portfolio are products that are based on MEMS technology. This technology enables us to build extremely small sensors that incorporate an electromechanical structure and the supporting analog circuitry for conditioning signals obtained from the sensing element. Our MEMS product portfolio includes accelerometers used to sense acceleration, gyroscopes used to sense rotation and inertial measurement units used to sense multiple degrees of freedom combining multiple sensing types along multiple axes. The majority of our current revenue from MEMS products is derived from the automotive end market. The consumer and, to a lesser extent, the industrial end markets, accounted for the balance of revenue from MEMS products in fiscal year 2014. In addition to our MEMS products, our other analog product category includes isolators that enable designers to implement isolation in designs without the cost, size, power, performance, and reliability constraints found with optocouplers. Our isolators have been designed into hundreds of applications, such as universal serial bus isolation in patient monitors, where it allows hospitals and physicians to adopt the latest advances in computer technology to supervise patient health and wirelessly transmit medical records. In smart metering applications, our isolators provide reliable electrostatic discharge performance that helps reduce meter tampering. Likewise, in satellites, where any malfunction can be catastrophic, our isolators help protect the power system while enabling designers to achieve small form factors.
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
Digital Signal Processing Products
Digital Signal Processing products (DSPs) complete our product portfolio. DSPs are optimized for high-speed numeric calculations, which are essential for instantaneous, or real-time, processing of digital data generated, in most cases, from analog to digital signal conversion. Our DSPs are designed to be fully programmable and to efficiently execute specialized software programs, or algorithms, associated with processing digitized real-time, real-world data. Programmable DSPs are designed to provide the flexibility to modify the device’s function quickly and inexpensively using software. Our general-purpose DSP IC customers typically write their own algorithms using software development tools provided by us and third-party suppliers. Our DSPs are designed in families of products that share common architectures and therefore can execute the same software across a range of products. We support these products with easy-to-use development tools, which are designed to reduce our customers’ product development costs and time-to-market. Our customers use our products to solve a wide range of signal processing challenges across our core market and segment focus areas within the industrial, automotive, consumer and communications end markets. As an integrated part of our customers' signal chain, there are typically many other Analog Devices products connected to our processors, including converters, audio and video codecs and power management solutions.

Markets and Applications
The breakdown of our fiscal 2014 revenue by end market is set out in the table below.

Percent of
Fiscal 2014
End Market	Revenue
Industrial	47%
Automotive	18%
Consumer	11%
Communications	24%
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
Automotive — We develop differentiated high performance signal processing solutions that enable sophisticated automotive systems to be greener, safer and more comfortable. Through collaboration with manufacturers worldwide, we have achieved significant market share through a broad portfolio of analog, digital and MEMS ICs that increase fuel efficiency, enhance vehicle stability and improve the audio/video experience of passengers. Specifically, we have developed products used in applications such as:

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
Consumer — To address the market demand for digital entertainment systems and the consumer demand for high quality voice transmissions, music, movies and photographs with a high degree of interactivity, we have developed analog and digital solutions that meet the rigorous cost and time-to-market requirements of the consumer electronics market. The emergence of high-performance, feature-rich consumer products has created a market for our high-performance ICs with a high level of specific functionality. These products include:

• Digital cameras	• High-performance audio/video equipment
• Home theater systems	• Portable media devices (smart phones, tablets and wearable devices)
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
Research and Development
Our markets are characterized by rapid technological changes and advances. Accordingly, we make substantial investments in the design and development of new products and manufacturing processes, and the improvement of existing products and manufacturing processes. We spent approximately $560 million during fiscal 2014 on the design, development and improvement of new and existing products and manufacturing processes, compared to approximately $513 million during fiscal 2013 and approximately $512 million during fiscal 2012.
Our research and development strategy focuses on building technical leadership in core technologies of converters, amplifiers and RF and microwave, MEMS, power management, and DSP. In support of our research and development activities, we employ thousands of engineers involved in product and manufacturing process development throughout the world.
Patents and Other Intellectual Property Rights
We seek to establish and maintain our proprietary rights in our technology and products through the use of patents, copyrights, mask works, trademarks and trade secrets. We have a program to file applications for and obtain patents, copyrights, mask works and trademarks in the United States and in selected foreign countries where we believe filing for such protection is appropriate. We also seek to maintain our trade secrets and confidential information by nondisclosure policies and through the use of appropriate confidentiality agreements. We have obtained a substantial number of patents and trademarks in the United States and in other countries. As of November 1, 2014, we held approximately 2,150 U.S. patents and approximately 700 non-provisional pending U.S. patent applications with expiration dates ranging from 2014 through 2034. There can be no assurance, however, that the rights obtained can be successfully enforced against infringing products in every jurisdiction. While our patents, copyrights, mask works, trademarks and trade secrets provide some advantage and protection, we believe our competitive position and future success is largely determined by such factors as the system and application knowledge, innovative skills, technological expertise and management ability and experience of our personnel; the range and success of new products being developed by us; our market brand recognition and ongoing marketing efforts; and customer service and technical support. It is generally our policy to seek patent protection for significant inventions that may be patented, though we may elect, in certain cases, not to seek patent protection even for significant inventions, if we determine other protection, such as maintaining the invention as a trade secret, to be more advantageous. We also have trademarks that are used in the conduct of our business to distinguish genuine Analog Devices products and we maintain cooperative advertising programs to promote our brands and identify products containing genuine Analog Devices components.
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
We derived approximately 55% of our fiscal 2014 revenue from sales made through distributors. These distributors typically maintain an inventory of our products. Some of them also sell products that compete with our products, including those for which we are an alternate source. In all regions of the world, we defer revenue and the related cost of sales on shipments to distributors until the distributors resell the products to their customers. We make sales to distributors under agreements that allow distributors to receive price adjustment credits and to return qualifying products for credit, as determined by us, in order to reduce the amounts of slow-moving, discontinued or obsolete product from their inventory. These agreements limit such returns to a certain percentage of our shipments to that distributor during the prior quarter. In addition, distributors are allowed to return unsold products if we terminate the relationship with the distributor. Additional information relating to our sales to distributors is set forth in Note 2n in the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.
Segment Financial Information and Geographic Information
We operate and track our results in one reportable segment based on the aggregation of six operating segments.
Through subsidiaries and affiliates, we conduct business in numerous countries outside the United States. During fiscal 2014, we derived approximately 71% of our revenue from customers in international markets. Our international business is subject to risks customarily encountered in foreign operations, including fluctuations in foreign currency exchange rates and controls, import and export controls, and other laws, policies and regulations of foreign governments. Although we engage in hedging transactions to reduce our exposure to currency exchange rate fluctuations, our competitive position may be adversely affected by changes in the exchange rate of the United States dollar against other currencies.

Revenue by geographic region, based on the primary location of our customers' design activity for our products, for fiscal 2014 was as follow:

Percent of
Fiscal 2014
Geographic Area	Revenue
United States	29%
Rest of North/South America	3%
Europe	32%
Japan	11%
China	16%
Rest of Asia	9%
For further detail regarding revenue and other financial information about our industry, segment and geographic areas, see our Consolidated Financial Statements and Note 4 in the related Notes contained in Item 8 of this Annual Report on Form 10-K. For a discussion of important risk factors that may materially affect us, see the Risk Factors contained in Item 1A of this Annual Report on Form 10-K.
Customers
We have tens of thousands of customers worldwide. No sales to an individual customer accounted for more than 10% of fiscal 2014, 2013, or 2012 revenue. These customers use hundreds of different types of our products in a wide range of applications spanning the industrial, automotive, consumer and communication markets. Our largest single customer, excluding distributors, represented approximately 4% of our fiscal 2014 revenue. Our 20 largest customers, excluding distributors, accounted for approximately 32% of our fiscal 2014 revenue.
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
Capital spending was approximately $178 million in fiscal 2014, compared with approximately $123 million in fiscal 2013. We expect capital expenditures for fiscal 2015 to be in the range of $150 million to $165 million of which approximately $20 million relates to new buildings we are constructing.
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
Backlog
Backlog at the end of fiscal 2014 was approximately $538 million, up from approximately $345 million at the end of fiscal 2013. We define backlog as of a particular date to mean firm orders from a customer or distributor with a requested delivery date within thirteen weeks. Backlog is impacted by the tendency of customers to rely on shorter lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog and, in some instances, we may not have manufacturing capacity sufficient to fulfill all orders. As is customary in the semiconductor industry, we allow most orders to be canceled or deliveries to be delayed by customers without significant penalty. Accordingly, we believe that our backlog at any time should not be used as an indication of our future revenue.
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
Government Contracts
We estimate that approximately 3% of our fiscal 2014 revenue was attributable to sales to the U.S. government and U.S. government contractors and subcontractors. Our government contract business is predominantly in the form of negotiated, firm, fixed-price subcontracts. Most of these contracts and subcontracts contain standard provisions relating to termination at the election of the U.S. government.
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

On September 19, 2014, we completed the acquisition of all the outstanding share capital of Metroic Limited (Metroic), a developing-stage start-up company with five employees located in Edinburgh, UK. The acquisition-date fair value of the consideration transferred totaled $4.7 million, which consisted of $2.3 million in initial cash payments at closing, an additional $0.5 million holdback for post-closing working capital adjustments and the estimated fair value of contingent consideration of $1.9 million.  In addition, we may be obligated to pay up to an additional $2.2 million in deferred compensation expense relating to future product development and sales through December 31, 2018.

On July 22, 2014, we completed the acquisition of Hittite, a company that designs and develops high performance integrated circuits, modules, subsystems and instrumentation for radio frequency, microwave and millimeterwave applications. The total consideration paid to acquire Hittite was approximately $2.4 billion, financed through a combination of existing cash on hand and a 90-day term loan facility of $2.0 billion.
On October 31, 2013, we completed the sale of the assets and intellectual property related to our microphone product line to InvenSense, Inc. (InvenSense). We received $100.0 million in cash for the assets and intellectual property at the closing. In addition, we have agreed to provide InvenSense with various transition services subsequent to the closing. We may receive additional cash payments, not to exceed $70.0 million, based on the achievement of certain revenue milestones through the first anniversary of the closing date. As of November 1, 2014 we did not achieve any of the revenue milestones and have not received and do not expect to receive any additional cash payments.
Additional information relating to our acquisition and divestiture activities during fiscal years 2014, 2013 and 2012 is set forth in Note 6 and Note 17 of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

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
Employees
As of November 1, 2014, we employed approximately 9,600 individuals worldwide. Our future success depends in large part on the continued service of our key technical and senior management personnel, and on our ability to continue to attract, retain and motivate qualified employees, particularly those highly-skilled design, process, test and applications engineers involved in the design, support and manufacture of new and existing products and processes. We believe that relations with our employees are good; however, the competition for such personnel is intense, and the loss of key personnel could have a material adverse impact on our results of operations and financial condition.

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
Our effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where our income is earned. Our effective tax rate in 2014 was below the U.S. federal statutory tax rate of 35%, primarily due to lower statutory tax rates applicable to our operations in the foreign jurisdictions in which we earn income. A number of factors may increase our future effective tax rate, including: new or revised tax laws or legislation (including proposed revisions to Irish tax laws), or the interpretation of such laws or legislation by governmental authorities; increases in tax rates in various jurisdictions; variation in the mix of jurisdictions in which our profits are earned and taxed; repatriation of non-U.S. earnings; any adverse resolution of ongoing tax audits or adverse rulings from taxing authorities worldwide; changes in the valuation of our deferred tax assets and liabilities; adjustments to income taxes upon finalization of various tax returns; increases in expenses not deductible for tax purposes, including executive compensation subject to the limitations of Section 162(m) of the Internal Revenue Code and amortization of assets acquired in connection with strategic transactions; decreased availability of tax deductions for stock-based compensation awards worldwide; and changes in available tax credits. Any significant increase in our future effective tax rate could adversely impact our net income during future periods.
Long-term contracts are not typical for us, some contracts may be terminated for convenience of the customer, and incorrect forecasts or reductions, cancellations or delays in orders for our products could adversely affect our operating results.
We typically do not have long-term sales contracts with our customers. In certain markets where end-user demand may be particularly volatile and difficult to predict, some customers place orders that require us to manufacture product and have it available for shipment, even though the customer is unwilling to make a binding commitment to purchase all, or even any, of the product. In other instances, we manufacture product based on forecasts of customer demands. Additionally, our U.S. Government contracts and subcontracts may be funded in increments over a number of government budget periods and typically can be terminated by the government for its convenience. As a result, we may incur inventory and manufacturing costs in advance of anticipated sales, and we are subject to the risk of lower than expected orders or cancellations of orders, leading to a sharp reduction of sales and backlog. Further, orders or forecasts for products that meet the customer’s unique requirements and that are canceled or unrealized orders would, in addition, result in an inventory of unsaleable products, causing potential inventory write-offs, and we may be unable to recover all of our costs incurred or committed. As a result of lengthy manufacturing cycles for certain of the products that are subject to these uncertainties, the amount of unsaleable product could be substantial. Incorrect forecasts, or reductions, cancellations or delays in orders for our products could adversely affect our operating results.
Our future success depends upon our ability to execute our business strategy, continue to innovate, improve our existing products, design, develop, produce and market new products, and identify and enter new markets.
Our future success significantly depends on our continued ability to execute our business strategy, continue to improve our existing products and design, develop, produce and market innovative new products. Product design, development, innovation and enhancement is often a complex, time-consuming and costly process involving significant investment in research and development, with no assurance of return on investment. There can be no assurance that we will be able to develop and introduce new and improved products in a timely or efficient manner or that new and improved products, if developed, will achieve market acceptance. Our products generally must conform to various evolving and sometimes competing industry standards, which may adversely affect our ability to compete in certain markets or require us to incur significant costs. In addition, our customers generally impose very high quality and reliability standards on our products, which often change and may be difficult or costly to satisfy. Any inability to satisfy customer quality and reliability standards or comply with industry standards and technical requirements may adversely affect demand for our products and our results of operations. In addition, our growth is dependent on our continued ability to identify and penetrate new markets where we have limited experience and competition is intense. Some of our customers in these markets are less established, which could subject us to increased credit risk. There can be no assurance that the markets we serve and/or target based on our business strategy will grow in the future, that our existing and new products will meet the requirements of these markets, that our products will achieve customer acceptance in these markets, that competitors will not force price reductions or take market share from us, or that we can achieve or maintain adequate gross margins or profits in these markets. Furthermore, a decline in demand in one or several of our end-user markets could have a material adverse effect on the demand for our products and our results of operations.
We may not be able to compete successfully in markets within the semiconductor industry in the future.
We face intense technological and pricing competition in the semiconductor industry, and we expect this competition to increase in the future, including from companies located outside the United States. Many companies have sufficient financial, manufacturing, technical, sales and marketing resources to develop and market products that compete with our products. Some of our competitors may have more advantageous supply or development relationships with our current and potential customers or suppliers. Our competitors also include emerging companies selling specialized products in markets we serve and entities outside of the U.S. Competition is generally based on design and quality of products, product performance, features and functionality, and product pricing, availability and capacity, with the relative importance of these factors varying among products, markets and customers. Existing or new competitors may develop products or technologies that more effectively address the demands of our customers and markets with enhanced performance, features and functionality, lower power requirements, greater levels of integration or lower cost. Increased competition in certain markets has resulted in and may continue to result in declining average selling prices, reduced gross margins and loss of market share in those markets. There can be no assurance that we will be able to compete successfully in the future against existing or new competitors, or that our operating results will not be adversely affected by increased competition.
We rely on third-party suppliers, subcontractors and manufacturers for some industry-standard wafers, manufacturing processes, assembly and test services, and transportation, and we generally cannot control their availability or conditions of supply.
We rely, and plan to continue to rely, on suppliers, assembly and test subcontractors, freight carriers, and third-party wafer fabricators to supply most of our wafers that can be manufactured using industry-standard submicron processes. This reliance involves several risks, including reduced control over availability, capacity utilization, delivery schedules, manufacturing yields, and costs. We currently source approximately 50% of our wafer requirements annually from third-party wafer fabrication foundries, primarily Taiwan Semiconductor Manufacturing Company, or TSMC. In addition, these suppliers often provide manufacturing services to our competitors and therefore periods of increased industry demand may result in capacity constraints. In certain instances, the third-party supplier is the sole source of highly specialized processing services. Additionally, our recently acquired Hittite business utilizes foundries that provide the advanced gallium arsenide, or GaAs, processes that currently account for most of its wafer purchases. The number of foundries that can provide the GaAs process is limited, and Hittite is currently in the process of transitioning away from one of its principal GaAs foundries. If our suppliers are unable or unwilling to manufacture and deliver components to us on the time schedule and of the quality or quantity that we require or provide us with required manufacturing processes, we may be forced to seek to engage additional or replacement suppliers, which could result in additional expenses and delays in product development or shipment of product to our customers. If additional or replacement suppliers or manufacturing processes are not available, we may also experience delays in product development or shipment which could, in turn, result in the temporary or permanent loss of customers.
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
Semiconductor products are highly complex and may contain defects when they are first introduced or as new versions are developed. We generally warrant our products to our customers for one year from the date title passes from us. We invest significant resources in the testing of our products; however, if any of our products contain defects, we may be required to incur additional development and remediation costs, pursuant to warranty and indemnification provisions in our customer contracts and purchase orders. These problems may divert our technical and other resources from other product development efforts and could result in claims against us by our customers or others, including liability for costs associated with product recalls, which may adversely impact our operating results. We may also be subject to customer indemnity claims. Our customers have on occasion been sued, and may be sued in the future, by third parties alleging infringement of intellectual property rights, or damages resulting from use of our products. Those customers may seek indemnification from us under the terms and conditions of our sales contracts with them. In certain cases, our potential indemnification liability may be significant. If any of our products contains defects, or has reliability, quality or compatibility problems, our reputation may be damaged, which could make it more difficult for us to sell our products to existing and prospective customers and could also adversely affect our operating results.
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
Our future success depends, in part, on our ability to protect our intellectual property. We primarily rely on patent, mask work, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies and processes. Despite our efforts to protect our intellectual property, it is possible that competitors or other unauthorized third parties may obtain, copy, reverse engineer, use or disclose our technologies, products and processes. Moreover, the laws of foreign countries in which we design, manufacture, market and sell our products may afford little or no effective protection of our proprietary intellectual property.
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
If we are unable to successfully address these risks, we may not realize some or all of the expected benefits of the acquisition, which may have an adverse effect on our business strategy, plans and operating results.
We rely on supplies, services and manufacturing capacity located in geologically unstable areas, which could affect our ability to produce products.
We, like many companies in the semiconductor industry, rely on supplies, services, internal manufacturing capacity, wafer fabrication foundries and other subcontractors in geologically unstable locations around the world. Earthquakes, tsunamis, flooding or other natural disasters may disrupt local semiconductor-related businesses and adversely affect manufacturing capacity, availability and cost of key raw materials, utilities and equipment, and availability of key services, including transport of our products worldwide. Our insurance may not adequately cover losses resulting from such disruptions. Any prolonged inability to utilize one of our manufacturing facilities, or those of our subcontractors or third-party wafer fabrication foundries, as a result of fire, flood, natural disaster, unavailability of utilities or otherwise, could result in a temporary or permanent loss of customers for affected products, which could have a material adverse effect on our results of operations and financial condition.
We are exposed to business, economic, political, legal, regulatory and other risks through our significant worldwide operations, which could adversely affect our business, financial condition and results of operations.
We have significant operations and manufacturing facilities outside the United States, including in Ireland and the Philippines. A significant portion of our revenue is derived from customers in international markets, and we expect that international sales will continue to account for a significant portion of our revenue in the future. Risks associated with our international business operations include the following:

•	political, legal and economic changes or instability and civil unrest in foreign markets;

•	currency conversion risks and exchange rate and interest rate fluctuations;

•	limitations on the repatriation of earnings;

•	economic disruption from terrorism and threats of terrorism and the response to them by the U.S. and its allies;

•	increased managerial complexities, including different employment practices and labor issues;

•	greater difficulty enforcing intellectual property rights and weaker laws protecting such rights;

•
complex and varying government regulations and legal standards, particularly with respect to price protection, competition practices, export control regulations, customs and tax requirements, anti-boycott regulations, data privacy, intellectual property, anti-corruption and environmental compliance, including U.S. customs and export regulations, including International Traffic in Arms Regulations and the Foreign Corrupt Practices Act;

•	natural disasters or pandemics;

•	transportation disruptions and delays and increases in labor and transportation costs;

•	changes to foreign taxes, tariffs and freight rates;

•	trade and travel restrictions, including restrictions imposed by the U.S. government on trading with parties in foreign countries;

•	fluctuations in raw material costs and energy costs;

•	greater difficulty in accounts receivable collections and longer collection periods; and

•	costs associated with our foreign defined benefit pension plans.
Any of these risks, or any other risks related to international business operations, could materially adversely affect our business, financial condition and results of operations.

     Many of these risks are present in China. While we expect to continue to expand our business and operations in China, our success in the Chinese markets may be adversely affected by China’s continuously evolving laws and regulations, including those relating to taxation, import and export tariffs, currency controls, the environment, indigenous innovation, and intellectual property rights and enforcement and protection of those rights. Enforcement of existing laws or agreements may be inconsistent. In addition, changes in the political environment, governmental policies or U.S.-China relations could result in revisions to laws or regulations or their interpretation and enforcement, exposure of our proprietary intellectual property, increased taxation, and restrictions on imports, import duties or currency revaluations, which could have an adverse effect on our business plans and operating results.
At November 1, 2014, our principal source of liquidity was $2.9 billion of cash and cash equivalents and short-term investments, of which approximately $856.5 million was held in the United States and the remaining balance was held outside the United States in various foreign subsidiaries. As we intend to reinvest our foreign earnings indefinitely, this cash held outside the United States is not readily available to meet our cash requirements in the United States. We require a substantial amount of cash in the United States for operating requirements, stock repurchases, cash dividends and acquisitions. If we are unable to address our U.S. cash requirements through operations, through borrowings under our current credit facility, through future debt or equity offerings or from other sources of cash obtained at an acceptable cost, it may be necessary for us to consider repatriation of earnings that are permanently reinvested, and we may be required to pay additional taxes under current tax laws, which could have a material effect on our results of operations and financial condition.
Our operating results are dependent on the performance of independent distributors.
A significant portion of our sales are through independent distributors that are not under our control. These independent distributors generally represent product lines offered by several companies and thus could reduce their sales efforts applied to our products or they could terminate their representation of us. We generally do not require letters of credit from our distributors and are not protected against accounts receivable default or declarations of bankruptcy by these distributors. Our inability to collect open accounts receivable could adversely affect our operating results. Termination of a significant distributor or a group of distributors, whether at our initiative or the distributor’s initiative or through consolidation in the distribution industry, could disrupt our current business, and if we are unable to find suitable replacements, our operating results could be adversely affected.
We are subject to environmental, health and safety (EHS) regulations, which could increase our expenses and affect our operating results.
Our industry is subject to EHS requirements, particularly those environmental requirements that control and restrict the sourcing, use, transportation, emission, discharge, storage and disposal of certain chemicals, minerals, elements and materials used or produced in the semiconductor manufacturing process. Public attention to environmental, sustainability and social responsibility concerns continues to increase, and our customers routinely include stringent environmental and other standards in their contracts with us. Changes in EHS laws or regulations may require us to invest in costly equipment or alter the way our products are made and may adversely affect the sourcing, supply and pricing of materials used in our products. In addition, we use hazardous and other regulated materials that subject us to risks of strict liability for damages caused by potential or actual releases of such materials. Any failure to control such materials adequately or to comply with existing or future EHS statutory or regulatory standards, requirements or contractual obligations could result in liability for damages and remediation; the imposition of regulatory penalties and civil and criminal fines; the suspension or termination of the development, manufacture, sale or use of certain of our products; changes to our manufacturing processes or a need to substitute materials that may cost more or be less available; damage to our reputation; and/or increased expenses associated with compliance, each of which could have a material adverse effect on our business and operating results.
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

Under some of our government subcontracts, we are required to maintain secure facilities and to obtain security clearances for personnel involved in performance of the contract, in compliance with applicable federal standards. If we were unable to comply with these requirements, or if personnel critical to our performance of these contracts were unable to obtain or maintain their security clearances, we might be unable to perform these contracts or compete for other projects of this nature, which could adversely affect our revenue.
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
In April 2011, we issued in a public offering $375.0 million aggregate principal amount of 3.0% senior unsecured notes due April 15, 2016 (the 2016 Notes). In June 2013, we issued in a public offering $500.0 million aggregate principal amount of 2.875% senior unsecured notes due June 1, 2023 (the 2023 Notes and together with the 2016 Notes, the Notes). Our ability to make payments of principal and interest on our indebtedness when due depends upon our future performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors affecting our consolidated operations, many of which are beyond our control. If we are unable to generate sufficient cash flow from operations in the future to service our outstanding debt, we may be required to, among other things:

•	seek additional financing in the debt or equity markets;

•	refinance or restructure all or a portion of our indebtedness, including the Notes;

•	borrow under our existing revolving credit facility;

•	divert funds that would otherwise be invested in our operations;

•	repatriate earnings at higher tax rates that are permanently reinvested in foreign locations;

•	sell selected assets; or

•	reduce or delay planned capital expenditures or operating expenditures.
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
The market price of our common stock has been volatile in the past and may be volatile in the future, as it may be significantly affected by factors including:

•	global economic conditions generally;

•	crises in global credit, debt and financial markets;

•	actual or anticipated fluctuations in our revenue and operating results;

•	changes in financial estimates by securities analysts or our failure to perform in line with those estimates or our published guidance;

•	changes in market valuations of other semiconductor companies;

•	announcements by us or our competitors of significant new products, technical innovations, material transactions, acquisitions or dispositions, litigation or capital commitments;

•	departures of key personnel;

•	alleged noncompliance with laws, regulations or ethics standards by us or any of our employees, officers or directors; and

•	negative media publicity targeting us or our suppliers, customers or competitors.
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
Our corporate headquarters is located in Norwood, Massachusetts. Manufacturing and other operations are conducted in several locations worldwide. The following tables provide certain information about our principal general offices and manufacturing facilities:

Principal Properties		Approximate
Owned:	Use	Total Sq. Ft.
Wilmington, MA	Wafer fabrication, testing, engineering, marketing and administrative offices	594,000 sq. ft.
Cavite, Philippines	Wafer probe and testing, warehouse, engineering and administrative offices	605,000 sq. ft.
Limerick, Ireland	Wafer fabrication, wafer probe and testing, engineering and administrative offices	351,500 sq. ft.
Chelmsford, MA	Final assembly of certain module and subsystem-level products, testing, engineering and administrative offices	176,500 sq. ft.
Greensboro, NC	Product testing, engineering and administrative offices	99,000 sq. ft.
San Jose, CA	Engineering, administrative offices	77,000 sq. ft.

Principal			Lease
Properties		Approximate	Termination
Leased:	Use	Total Sq. Ft.	(fiscal year)	Renewals

Norwood, MA	Corporate headquarters, engineering, sales and marketing offices	130,000 sq. ft.	2022	2, five-yr. periods
Bangalore, India	Engineering	75,000 sq. ft.	2018	1, five-yr. period
Greensboro, NC	Engineering and administrative offices	51,000 sq. ft.	2018	2, three-yr. periods
Shanghai, China	Engineering	59,000 sq. ft.	2018	2, 1 two-yr. period, 1 three-yr. period
Tokyo, Japan	Engineering	36,400 sq. ft.	2016	1, two-yr. period
Beijing, China	Engineering	33,000 sq. ft.	2016	1, two-yr. period

In addition to the principal leased properties listed in the above table, we also lease sales offices and other premises at 22 locations in the United States and 62 locations internationally under operating lease agreements. These leases expire at various dates through the year 2022. We do not anticipate experiencing significant difficulty in retaining occupancy of any of our manufacturing, office or sales facilities through lease renewals prior to expiration or through month-to-month occupancy, or in replacing them with equivalent facilities. For information concerning our obligations under all operating leases see Note 11 in the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

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

Executive Officer	Age	Position(s)	Business Experience
Vincent T. Roche	54	President and Chief Executive Officer
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

David A. Zinsner	46	Senior Vice President, Finance and Chief Financial Officer
Senior Vice President, Finance and Chief Financial Officer since November 2014; Vice President, Finance and Chief Financial Officer from January 2009 to November 2014; Senior Vice President and Chief Financial Officer, Intersil Corporation from 2005 to December 2008; Corporate Controller and Treasurer, Intersil Corporation from 2000 to 2005. Corporate Treasurer, Intersil Corporation from 1999 to 2000.

Rick D. Hess	61	Senior Vice President, Communications and Automotive Business Group
Senior Vice President, Communications and Automotive Business Group since November 2014; Vice President, Radio and Microwave Group from July 2014 to November 2014; President and Chief Executive Officer, Hittite Corporation from April 2013 to July 2014; Vice President to Superconductors, American Superconductor Corporation from 2010 to April 2013; President and Chief Executive Officer, Konarka Technologies from 2006 to 2010.

Robert R. Marshall	60	Senior Vice President, Worldwide Manufacturing
Senior Vice President, Worldwide Manufacturing since November 2014; Vice President, Worldwide Manufacturing from February 1994 to November 2014; Vice President, Manufacturing, Limerick Site, Analog Devices, B.V. - Limerick, Ireland from November 1991 to February 1994; Plant Manager, Analog Devices, B.V. - Limerick, Ireland from January 1991 to November 1991.

William Matson	55	Senior Vice President, Human Resources
Senior Vice President, Human Resources since November 2014; Vice President, Human Resources from November 2006 to November 2014; Chief Human Resource Officer of Lenovo from January 2005 to June 2006; General Manager of IBM Business Transformation Outsourcing from September 2003 to April 2005; Vice President, Human Resources of IBM Asia Pacific Region from December 1999 to September 2003.

Executive Officer	Age	Position(s)	Business Experience
Richard Meaney	57	Senior Vice President, Industrial and Healthcare Business Group
Senior Vice President, Industrial and Healthcare Business Group since November 2014;Vice President, Products and Technologies Group from November 2012 to November 2014; Vice President, Converters from August 2009 to November 2012; Vice President, Precision Signal Processing from October 1999 to August 2009; Product Line Director from August 1991 to September 1999; Engineering Manager from August 1988 to July 1991; Design Engineer Analog Devices B.V. Limerick, Ireland from August 1979 to July 1988.

Peter Real	54	Senior Vice President and Chief Technology Officer
Senior Vice President and Chief Technology Officer since November 2014; Vice President, High Speed and Technology Group from November 2012 to November 2014; Vice President, Linear and Radio Frequency Group from August 2009 to November 2012; Vice President, Radio Frequency and Networking Components Group from January 2008 to August 2009; Product Line Director from 1999 to 2007; Engineering Manager from 1992 to 1999.

Margaret K. Seif	53	Senior Vice President, General Counsel and Secretary
Senior Vice President, General Counsel and Secretary since November 2014; Vice President, General Counsel and Secretary from January 2006 to November 2014; Senior Vice President, General Counsel and Secretary of RSA Security Inc. from January 2000 to November 2005; Vice President, General Counsel and Secretary of RSA Security Inc. from June 1998 to January 2000.

Thomas Wessel	47	Senior Vice President, Worldwide Sales and Marketing
Senior Vice President, Worldwide Sales and Marketing since November 2014; Vice President, Worldwide Sales from March 2012 to November 2014; Vice President, Worldwide Automotive Segment from November 2009 to March 2012; Vice President, European Sales and Marketing from June 2008 to November 2009; Managing Director, European Sales and Marketing from June 2005 to June 2008.

Eileen Wynne	48	Vice President, Corporate Controller and Chief Accounting Officer	Vice President and Chief Accounting Officer since May 2013; Corporate Controller since April 2011; Assistant Corporate Controller from February 2004 to April 2011.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on The NASDAQ Global Select Market under the symbol ADI. Prior to April 2, 2012, our common stock was listed on the New York Stock Exchange. The tables below set forth the high and low sales prices per share of our common stock on the applicable exchange and the dividends declared for each quarterly period within our two most recent fiscal years.
High and Low Sales Prices of Common Stock

	Fiscal 2014		Fiscal 2013
Period	High	Low	High	Low
First Quarter	$51.20	$46.12	$44.74	$38.74
Second Quarter	$54.40	$47.14	$47.27	$41.81
Third Quarter	$56.18	$49.47	$50.00	$43.86
Fourth Quarter	$52.95	$42.57	$49.79	$45.28
Dividends Declared Per Outstanding Share of Common Stock
In fiscal 2014 and fiscal 2013, we paid a cash dividend in each quarter as follows:

Period	Fiscal 2014	Fiscal 2013
First Quarter	$0.34	$0.30
Second Quarter	$0.37	$0.34
Third Quarter	$0.37	$0.34
Fourth Quarter	$0.37	$0.34
During the first quarter of fiscal 2015, on November 24, 2014, our Board of Directors declared a cash dividend of $0.37 per outstanding share of common stock. The dividend will be paid on December 16, 2014 to all shareholders of record at the close of business on December 5, 2014. The payment of future dividends, if any, will be based on several factors including our financial performance, outlook and liquidity.
Information regarding our equity compensation plans and the securities authorized for issuance thereunder is set forth in Item 12 below.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
August 3, 2014 through August 30, 2014	1,083,233	$50.72	1,064,200	$880,174,472
August 31, 2014 through September 27, 2014	1,145,845	$49.91	1,141,200	$823,217,761
September 28, 2014 through November 1, 2014	1,617,382	$46.52	1,612,400	$748,215,058
Total	3,846,460	$48.71	3,817,800	$748,215,088
_______________________________________

(a)	Includes 28,660 shares withheld by us from employees to satisfy employee minimum tax obligations upon vesting of restricted stock units granted to our employees under our equity compensation plans.

(b)
The average price paid per share of stock repurchased under the stock repurchase program includes the commissions paid to the brokers. The average price paid for shares in connection with vesting of restricted stock are averages of the closing stock price at the vesting date which is used to calculate the number of shares to be withheld.

(c)
Shares repurchased pursuant to the stock repurchase program publicly announced on August 12, 2004. On February 17, 2014, our Board of Directors authorized our repurchase of an additional $570.0 million of our common stock, increasing the total amount of our common stock that we are authorized to repurchase under the program to $5.6 billion. Under the repurchase program, we may repurchase outstanding shares of our common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.
The number of holders of record of our common stock at December 9, 2014 was 2,167. This number does not include shareholders for whom shares are held in a “nominee” or “street” name. On October 31, 2014, the last reported sales price of our common stock on The NASDAQ Global Select Market was $49.62 per share.
Comparative Stock Performance Graph
The following graph compares cumulative total shareholder return on our common stock since October 31, 2009 with the cumulative total return of the Standard & Poor’s (S&P) 500 Index and the S&P Semiconductors Index. This graph assumes the investment of $100 on October 31, 2009 in our common stock, the S&P 500 Index and the S&P Semiconductors Index and assumes all dividends are reinvested. Measurement points are the last trading day for each respective fiscal year.

$250
$200
$150
$100
$50
$0
10/31/09
10/30/10
10/29/11
11/3/12
11/2/13
11/1/14
100.00
135.19
119.17
116.52
155.27
135.10
125.94
169.13
145.09
122.80
217.34
184.52
159.66
223.37
216.64
216.39
Analog Devices, Inc.
S&P 500
S&P Semiconductors

ITEM 6. SELECTED FINANCIAL DATA
The following table includes selected financial data for each of our last five fiscal years.

(thousands, except per share amounts)	2014	2013	2012	2011	2010
Statement of Operations data:
Total revenue from continuing operations	$2,864,773	$2,633,689	$2,701,142	$2,993,320	$2,761,503
Income from continuing operations, net of tax	629,320	673,487	651,236	860,894	711,225
Total income from discontinued operations, net of tax	—	—	—	6,500	859
Net income	629,320	673,487	651,236	867,394	712,084
Income per share from continuing operations, net of tax:
Basic	2.01	2.19	2.18	2.88	2.39
Diluted	1.98	2.14	2.13	2.79	2.33
Net income per share
Basic	2.01	2.19	2.18	2.90	2.39
Diluted	1.98	2.14	2.13	2.81	2.33
Cash dividends declared per common share	1.45	1.32	1.15	0.94	0.84
Balance Sheet data:
Total assets	$6,859,690	$6,381,750	$5,620,347	$5,277,635	$4,328,831
Debt	$872,789	$872,241	$821,598	$886,376	$400,635

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (all tabular amounts in thousands except per share amounts)
Results of Operations
Overview

	Fiscal Year			2014 over 2013		2013 over 2012
	2014	2013	2012	$ Change	% Change	$ Change	% Change
Revenue	$2,864,773	$2,633,689	$2,701,142	$231,084	9%	$(67,453)	(2)%
Gross Margin %	63.9%	64.3%	64.5%
Net income	$629,320	$673,487	$651,236	$(44,167)	(7)%	$22,251	3%
Net income as a % of Revenue	22.0%	25.6%	24.1%
Diluted EPS	$1.98	$2.14	$2.13	$(0.16)	(7)%	$0.01	—%
Fiscal 2014 and fiscal 2013 were 52-week years. Fiscal 2012 was a 53-week year. The additional week in fiscal 2012 was included in the first quarter ended February 4, 2012.
On July 22, 2014, we completed the acquisition of Hittite Microwave Corporation (Hittite), a company that designs and develops high performance integrated circuits, modules, subsystems and instrumentation for radio frequency, microwave and millimeterwave applications. The total consideration paid to acquire Hittite was approximately $2.4 billion, financed through a combination of existing cash on hand and a 90-day term loan facility of $2.0 billion. The acquisition of Hittite is referred to as the Acquisition. The results of operations of Hittite from July 22, 2014 (the Acquisition Date) are included in the consolidated statements of income for fiscal 2014 and accounted for approximately 3% of revenue. See Note 6, Acquisitions, of the Notes to the Consolidated Financial Statements contained in Item 8 of this Annual Report on From 10-K for further discussion related to the Acquisition.
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

	2014			2013		2012
	Revenue	% of Total Product Revenue	Y/Y%	Revenue	% of Total Product Revenue*	Revenue	% of Total Product Revenue
Industrial	$1,333,694	47%	10%	$1,215,829	46%	$1,244,608	46%
Automotive	524,867	18%	9%	483,445	18%	464,553	17%
Consumer	325,222	11%	(20)%	404,548	15%	464,179	17%
Communications	680,990	24%	29%	529,867	20%	527,802	20%
Total Revenue	$2,864,773	100%	9%	$2,633,689	100%	$2,701,142	100%

*	The sum of the individual percentages does not equal the total due to rounding.

The year-to-year increase in communications end market revenue in fiscal 2014 was primarily a result of increased wireless base station deployment activity and, to a lesser extent, an increase in revenue as a result of the Acquisition. Industrial end market revenue increased year-over-year in fiscal 2014 as compared to fiscal 2013 as a result of an increase in demand in this end market, which was most significant for products sold into the instrumentation and automation sectors and, to a lesser extent, an increase in revenue as a result of the Acquisition. The year-to-year increase in automotive end market revenue in fiscal 2014 was primarily a result of increasing electronic content in vehicles and higher demand for new vehicles. The year-to-year decrease in revenue in the consumer end market in fiscal 2014 was primarily the result of the sale of our microphone product line in the fourth quarter of fiscal 2013.
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

	2014			2013		2012
	Revenue	% of Total Product Revenue*	Y/Y%	Revenue	% of Total Product Revenue*	Revenue	% of Total Product Revenue*
Converters	$1,285,368	45%	9%	$1,180,072	45%	$1,192,064	44%
Amplifiers/Radio frequency	806,975	28%	18%	682,759	26%	697,687	26%
Other analog	356,406	12%	(4)%	372,281	14%	397,376	15%
Subtotal analog signal processing	2,448,749	85%	10%	2,235,112	85%	2,287,127	85%
Power management & reference	174,483	6%	1%	172,920	7%	182,134	7%
Total analog products	$2,623,232	92%	9%	$2,408,032	91%	$2,469,261	91%
Digital signal processing	241,541	8%	7%	225,657	9%	231,881	9%
Total Revenue	$2,864,773	100%	9%	$2,633,689	100%	$2,701,142	100%
_____________________________________

*	The sum of the individual percentages does not equal the total due to rounding.
The year-to-year increase in total revenue in fiscal 2014 as compared to fiscal 2013 was the result of improving demand across most product type categories and the result of the Acquisition, which was partially offset by declines in the other analog product category, primarily as a result of the sale of our microphone product line in the fourth quarter of fiscal 2013.
The year-to-year decrease in total revenue in fiscal 2013 as compared to fiscal 2012 was the result of one less week of operations in fiscal 2013 as compared to fiscal 2012 and a broad-based decrease in demand across most product type categories.
Revenue Trends by Geographic Region
Revenue by geographic region, based upon the primary location of our customers' design activity for its products, for fiscal 2014, 2013 and 2012 was as follows.

				Change
	Fiscal Year			2014 over 2013		2013 over 2012
	2014	2013	2012	$ Change	% Change	$ Change	% Change
United States	$821,554	$821,269	$818,653	$285	—%	$2,616	—%
Rest of North and South America	96,957	99,215	114,133	(2,258)	(2)%	(14,918)	(13)%
Europe	924,477	840,585	852,668	83,892	10%	(12,083)	(1)%
Japan	308,054	292,804	333,558	15,250	5%	(40,754)	(12)%
China	459,260	349,575	341,196	109,685	31%	8,379	2%
Rest of Asia	254,471	230,241	240,934	24,230	11%	(10,693)	(4)%
Total Revenue	$2,864,773	$2,633,689	$2,701,142	$231,084	9%	$(67,453)	(2)%
In fiscal years 2014, 2013 and 2012, the predominant countries comprising “Rest of North and South America” are Canada and Mexico; the predominant countries comprising “Europe” are Germany, Sweden, France and the United Kingdom; and the predominant countries comprising “Rest of Asia” are Taiwan and South Korea.
On a regional basis, the year-over-year sales increases for fiscal 2014 in most regions were the result of an increase in demand in the communications, industrial and automotive end markets and an increase in revenue as a result of the Acquisition, partially offset by a lower demand for products used in consumer applications.
On a regional basis, the year-over-year sales declines in Japan and Rest of Asia for fiscal 2013 were primarily the result of lower demand for products used in consumer applications. The year-over-year sales increase in China for fiscal 2013 was primarily the result of an increase in demand in the industrial end market.
Gross Margin

				Change
	Fiscal Year			2014 over 2013		2013 over 2012
	2014	2013	2012	$ Change	% Change	$ Change	% Change
Gross Margin	$1,830,188	$1,692,411	$1,741,001	$137,777	8%	$(48,590)	(3)%
Gross Margin %	63.9%	64.3%	64.5%
Gross margin percentage decreased by 40 basis points compared to fiscal 2013, primarily as a result of recording approximately $53.6 million of additional cost related to the sale of acquired inventory written up to fair value as a result of the Acquisition. This expense was partially offset by the improved utilization levels in our manufacturing facilities and, to a lesser extent, a mix shift in favor of higher margin products being sold as a result of the Acquisition.
Gross margin percentage in fiscal 2013 decreased 20 basis points compared to fiscal 2012 primarily as a result of a slight mix shift in favor of lower margin products being sold.
Research and Development (R&D)

				Change
	Fiscal Year			2014 over 2013		2013 over 2012
	2014	2013	2012	$ Change	% Change	$ Change	% Change
R&D Expenses	$559,686	$513,035	$511,835	$46,651	9%	$1,200	—%
R&D Expenses as a % of Revenue	19.5%	19.5%	18.9%
R&D expenses increased in fiscal 2014 as compared to fiscal 2013, primarily due to an increase in variable compensation expense linked to our overall profitability and revenue growth, higher R&D employee and related benefit expenses, and a general increase in other operational spending. Approximately $15.0 million of the overall increase year-over-year was a result of the Acquisition.

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
Selling, Marketing, General and Administrative (SMG&A)

				Change
	Fiscal Year			2014 over 2013		2013 over 2012
	2014	2013	2012	$ Change	% Change	$ Change	% Change
SMG&A Expenses	$454,676	$396,233	$396,519	$58,443	15%	$(286)	—%
SMG&A Expenses as a % of Revenue	15.9%	15.0%	14.7%
SMG&A expenses increased year-to-year as compared to fiscal 2013 primarily due to Acquisition-related transaction costs and other activity of approximately $33.3 million. The remainder of the increases were primarily due to higher variable compensation expense linked to our overall profitability and revenue growth, higher SMG&A employee and related benefit expenses as a result of an increased headcount attributable to the Acquisition and, to a lesser extent, increases in other operational spending. The increases in SMG&A employee and related benefit expenses were partially offset by a lower stock-based compensation expense as fiscal 2013 included $6.3 million related to the accelerated vesting of restricted stock units following the death of the Company's then-CEO in the second quarter of fiscal 2013.
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

Amortization of Intangibles

During fiscal 2014, we recognized approximately $26.0 million of amortization expense within operating expenses of which approximately $25.9 million related to the $665.5 million of amortizable intangible assets acquired as a result of the Acquisition.These amortizable intangible assets are being amortized on a straight-line basis over their estimated useful lives.
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
During fiscal 2008 through fiscal 2011, we recorded special charges of approximately $45.5 million. These special charges included: $41.3 million for severance and fringe benefit costs in accordance with our ongoing benefit plan or statutory requirements at foreign locations for 245 manufacturing employees and 495 engineering and SMG&A employees; $2.1 million for lease obligation costs for facilities that we ceased using during the first quarter of fiscal 2009; $0.8 million for the write-off of property, plant and equipment; $0.5 million for contract termination costs and $0.3 million for clean-up and closure costs that were expensed as incurred; and $0.5 million related to the impairment of intellectual property. This action resulted in estimated annual cost savings of approximately $56.0 million. We have terminated the employment of all employees associated with these actions.
During fiscal 2012, we recorded special charges of approximately $8.4 million. These special charges included: $7.9 million for severance and fringe benefit costs in accordance with our ongoing benefit plan or statutory requirements at foreign locations for 95 manufacturing, engineering and SMG&A employees; $0.2 million for lease obligation costs for facilities that we ceased using during the third quarter of fiscal 2012; $0.1 million for contract termination costs; and $0.2 million for the write-off of property, plant and equipment. These actions resulted in estimated annual cost savings of approximately $12.0 million. We have terminated the employment of all employees associated with these actions.
During fiscal 2013, we recorded special charges of approximately $29.8 million for severance and fringe benefit costs in accordance with our ongoing benefit plan or statutory requirements at foreign locations for 235 engineering and SMG&A employees. As of November 1, 2014, the Company still employed 2 of the 235 employees included in this cost reduction action. These employees must continue to be employed by the Company until their employment is involuntarily terminated in order to receive the severance benefit. This action resulted in annual cost savings of approximately $32.6 million.
During fiscal 2014, we recorded special charges of approximately $37.3 million. These special charges included $37.9 million for severance and fringe benefit costs in accordance with our ongoing benefit plan or statutory requirements at foreign locations for 341 manufacturing, engineering and SMG&A employees; $0.5 million for lease obligations costs for facilities that we ceased using during the fourth quarter of fiscal 2014; and $0.4 million for the impairment of assets that have no future use located at closed facilities. We reversed approximately $1.4 million of our severance accrual related to charges taken in fiscal 2013, primarily due to severance costs being lower than our estimates. As of November 1, 2014, the Company still employed 311 of the 341 employees included in these cost reduction actions. These employees must continue to be employed by the Company until their employment is involuntarily terminated in order to receive the severance benefit. We expect these actions will result in estimated annual cost savings of approximately $46.2 million, once fully implemented.
We expect that annual cost savings resulting from these actions will be used to make additional investments in products that we expect will drive revenue growth in the future.
Operating Income

				Change
	Fiscal Year			2014 over 2013		2013 over 2012
	2014	2013	2012	$ Change	% Change	$ Change	% Change
Operating income	$752,484	$753,075	$824,048	$(591)	—%	$(70,973)	(9)%
Operating income as a % of Revenue	26.3%	28.6%	30.5%
The year-over-year decrease in operating income in fiscal 2014 as compared to fiscal 2013 was primarily the result of an increase in revenue of $231.1 million, which was offset by a 40 basis point decrease in gross margin percentage, a $46.7 million increase in R&D expenses, a $58.4 million increase in SMG&A expenses, a $25.8 million increase in amortization of intangibles, and a $7.5 million increase in special charges as more fully described above under the headings Research and Development (R&D), Selling, Marketing, General and Administrative (SMG&A), Amortization of Intangibles and Special Charges.
The year-over-year decrease in operating income in fiscal 2013 as compared to fiscal 2012 was primarily the result of a decrease in revenue of $67.5 million, a 20 basis point decrease in gross margin percentage, and an increase of $21.4 million in special charges as more fully described above under the heading Special Charges.
Nonoperating (Income) Expense

				Change
	Fiscal Year			2014 over 2013	2013 over 2012
	2014	2013	2012	$ Change	$ Change
Interest expense	$34,784	$27,102	$26,422	$7,682	$680
Interest income	(12,173)	(12,753)	(14,448)	580	1,695
Other, net	528	(76,597)	(1,459)	77,125	(75,138)
Total nonoperating (income) expense	$23,139	$(62,248)	$10,515	$85,387	$(72,763)
The year-over year change in nonoperating expense in fiscal 2014 as compared to fiscal 2013 was primarily the result of recognizing other income of $85.4 million from the sale of a product line in fiscal 2013, as more fully described below under the heading Divestitures, partially offset by the net loss on extinguishment of debt of approximately $10.2 million in conjunction with the redemption of our $375 million aggregate principal amount of 5.0% senior unsecured notes in fiscal 2013 as more fully described below under the heading Liquidity and Capital Resources. Interest and fees related to the 90-day term loan facility used to fund the Acquisition caused our interest expense to increase year-over-year from fiscal 2013.

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
Provision for Income Taxes

				Change
	Fiscal Year			2014 over 2013		2013 over 2012
	2014	2013	2012	$ Change	% Change	$ Change	% Change
Provision for Income Taxes	$100,025	$141,836	$162,297	$(41,811)	(29)%	$(20,461)	(13)%
Effective Income Tax Rate	13.7%	17.4%	19.9%
Our effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where our income is earned.
The tax rate for all periods presented was below the U.S. federal statutory tax rate of 35%, primarily due to lower statutory tax rates applicable to our operations in the foreign jurisdictions in which we earn income. Income from non-U.S. jurisdictions accounted for approximately 78% of our total revenues for fiscal 2014, resulting in a material portion of our pretax income being earned and taxed outside the U.S., primarily in Bermuda and Ireland, at rates ranging from 0% to 35%. The impact on our provision for income taxes of income earned in foreign jurisdictions being taxed at rates different than the U.S. statutory rate was a benefit of approximately $179.3 million and a foreign effective tax rate of approximately 8.7% in fiscal 2014 compared to a benefit of approximately $162.3 million and a foreign effective tax rate of approximately 11.4% for fiscal 2013. A reduction in the ratio of domestic taxable income to worldwide taxable income effectively lowers the overall tax rate, due to the fact that the tax rates in the majority of foreign jurisdictions where we earn income are significantly lower than the U.S. statutory rate. In addition, our effective income tax rate can be impacted each year by discrete factors or events. Our effective tax rate for fiscal 2014 was not significantly impacted by discrete items. Our effective tax rate for fiscal 2013 was lower by approximately 3% due to $6.6 million recorded as a result of the reversal of certain prior period tax liabilities and a tax benefit of $6.3 million from the reinstatement of the U.S. federal research and development tax credit in January 2013 retroactive to January 1, 2012.
The decrease in our effective tax rate for fiscal 2013 compared to fiscal 2012 was primarily due to income earned in lower tax rate jurisdictions as a result of an international tax restructuring effective January 1, 2013. In addition, our effective tax rate for fiscal 2013 was lower by approximately 3% as a result of various discrete items including the reinstatement of the U.S. federal research and development tax credit and the reversal of certain prior period tax liabilities. These decreases in our effective tax rate were partially offset by the recording of a tax reserve of $36.5 million related to one open tax matter related to Section 965 of the Internal Revenue Code which increased our effective tax rate by approximately 5%, and the tax effect of the gain on the sale of a product line in fiscal 2013, which increased our effective tax rate by approximately 3%.
Net Income

				Change
	Fiscal Year			2014 over 2013		2013 over 2012
	2014	2013	2012	$ Change	% Change	$ Change	% Change
Net Income	$629,320	$673,487	$651,236	$(44,167)	(7)%	$22,251	3%
Net Income, as a % of Revenue	22.0%	25.6%	24.1%
Diluted EPS	$1.98	$2.14	$2.13	$(0.16)	(7)%	$0.01	—%
The year-over-year decrease in net income in fiscal 2014 from fiscal 2013 was primarily a result of the $85.4 million decrease in nonoperating income partially offset by the $41.8 million decrease in provision for income taxes.
The year-over-year increase in net income in fiscal 2013 from fiscal 2012 was primarily a result of the lower provision for income taxes and the $72.8 million increase in nonoperating income, partially offset by the $71.0 million decrease in operating income.

The impact of inflation and foreign currency exchange rate movement on our results of operations during the past three fiscal years has not been significant.
Divestitures

On October 31, 2013, we completed the sale of the assets and intellectual property related to our microphone product line to InvenSense, Inc. (InvenSense). We received $100.0 million in cash for the assets and intellectual property and after providing for the write-off of inventory, fixed assets and other costs incurred to complete the transaction, recorded a net gain of $85.4 million in nonoperating income during fiscal 2013. We have agreed to provide InvenSense with various transition services subsequent to the closing. The sale of the assets and intellectual property related to the microphone product line did not qualify as a discontinued operation as it was not considered to be a component of the Company per the applicable guidance.
Acquisitions

On July 22, 2014, we completed our acquisition of Hittite (the Acquisition), a company that designs and develops high performance integrated circuits, modules, subsystems and instrumentation for radio frequency, microwave and millimeterwave applications. The total consideration paid to acquire Hittite was approximately $2.4 billion, financed through a combination of existing cash on hand and a 90-day term loan facility of $2.0 billion. We recognized assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition, resulting in the recognition of $1.4 billion of goodwill and $666.4 million of intangible assets, including $0.9 million of in-process research and development intangible assets. We recognized approximately $41.2 million of transaction-related costs, including legal, accounting, severance, debt financing, interest and other related fees that were expensed in fiscal 2014. These costs are included in the consolidated statements of income in operating expenses within SMG&A expenses as well as non-operating expenses. This acquisition resulted in the creation of a new operating segment. We continue to operate and track our results in one reportable segment based on the aggregation of six operating segments.

The following unaudited pro forma consolidated financial information presents our combined results of operations after giving effect to the Acquisition and assumes that the Acquisition, which closed on July 22, 2014, was completed on November 4, 2012 (the first day of the Company’s 2013 fiscal year). The pro forma consolidated financial information has been calculated after applying our accounting policies and includes adjustments for amortization expense of acquired intangible assets, transaction-related costs, increase in cost of sales for inventory acquired and depreciation of property, plant and equipment, and interest expense for the debt incurred to fund the Acquisition, together with the consequential tax effects. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of our operating results that would have been achieved had the Acquisition actually taken place on November 4, 2012. In addition, these results are not intended to be a projection of future results and do not reflect events that may occur after the Acquisition, including but not limited to revenue enhancements, cost savings or operating synergies that the combined Company may achieve as a result of the Acquisition.

(thousands, except per share data)	Pro Forma Fiscal Year Ended
	November 1, 2014	November 2, 2013
Revenue	$3,075,468	$2,907,504
Net income	$778,049	$641,217
Basic net income per common share	$2.48	$2.08
Diluted net income per common share	$2.44	$2.04

Liquidity and Capital Resources
At November 1, 2014, our principal source of liquidity was $2.9 billion of cash and cash equivalents and short-term investments, of which approximately $856.5 million was held in the United States. The balance of our cash and cash equivalents and short-term investments was held outside the United States in various foreign subsidiaries. As we intend to reinvest our foreign earnings indefinitely, this cash held outside the United States is not available to meet certain aspects of our cash requirements in the United States, including cash dividends and common stock repurchases. If these funds are needed for U.S. operations or can no longer be permanently reinvested outside the United States, the Company would be required to accrue and pay U.S. taxes to repatriate these funds. Our cash and cash equivalents consist of highly liquid investments with maturities of three months or less at the time of acquisition, including money market funds, and our short-term investments consist primarily of corporate obligations, such as commercial paper and floating rate notes, bonds and bank time deposits. We maintain these balances with high credit quality counterparties, continually monitor the amount of credit exposure to any one issuer and diversify our investments in order to minimize our credit risk.
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

	Fiscal Year
	2014	2013	2012
Net Cash Provided by Operations	$871,602	$912,345	$814,542
Net Cash Provided by Operations as a % of Revenue	30.4%	34.6%	30.2%
Net Cash Used for Investing Activities	$(114,751)	$(949,926)	$(1,339,690)
Net Used for Financing Activities	$(576,610)	$(100,557)	$(349,627)
At November 1, 2014, cash and cash equivalents totaled $569.2 million. The following changes contributed to the net increase in cash and cash equivalents of $177.1 million in fiscal 2014.
Operating Activities
During fiscal 2014, we generated cash from operating activities of $871.6 million, a decrease of $40.7 million compared to the $912.3 million generated in fiscal 2013. Results of operations, after non-cash adjustments to net income, contributed $739.2 million compared to a contribution of $731.5 million for the year ended November 2, 2013. The contribution by results of operations was offset by changes in net cash inflows from working capital changes.
Investing Activities
During fiscal 2014, cash used for investing activities included $1.9 billion of cash payments, net of cash acquired, in connection with the Acquisition, $2.0 billion for the net purchases of available-for-sale short term investments and $177.9 million for property, plant and equipment additions.
Financing Activities
During fiscal 2014, cash used for financing activities included, proceeds of $200.1 million from employee stock option exercises. We distributed $454.2 million to our shareholders in dividend payments and paid $356.3 million for the repurchase of 7.2 million shares of our common stock.
Working Capital

	Fiscal Year
	2014	2013	$ Change	% Change
Accounts Receivable	$396,605	$325,144	$71,461	22%
Days Sales Outstanding*	44	44
Inventory	$367,927	$283,337	$84,590	30%
Days Cost of Sales in Inventory*	102	111
_______________________________________

*	We use the annualized fourth quarter revenue in our calculation of days sales outstanding and we use the annualized fourth quarter cost of sales in our calculation of days cost of sales in inventory.
The increase in accounts receivable was primarily the result of accounts receivable acquired as part of the Acquisition and higher product shipments in the final month of fiscal 2014 as compared to the final month of fiscal 2013. Overall, our days in sales outstanding remained consistent year-over-year.
Inventory as of November 1, 2014 increased as compared to the end of the fourth quarter of fiscal 2013 primarily as a result of inventory acquired as part of the Acquisition and increased manufacturing production to support anticipated higher sales demand. Our inventory levels are impacted by our need to support forecasted sales demand and variations between those forecasts and actual demand. Days cost of sales in inventory decreased from 111 days at the end of the fourth quarter of fiscal 2013 to 102 days at the end of fiscal 2014, as a result of recording approximately $53.6 million of additional cost related to the sale of acquired inventory written up to fair value as a result of the Acquisition. We expect days cost of sales in inventory to return to normal levels in the first quarter of fiscal 2015.
Current liabilities increased to $709.1 million at November 1, 2014 from $570.5 million recorded at the end of fiscal 2013 primarily due to increases in accrued salaries, benefits and severance including amounts related to the Acquisition and, to a lesser extent, an increase in deferred income on shipments to distributors, more fully described below.
As of November 1, 2014 and November 2, 2013, we had gross deferred revenue of $349.7 million and $309.2 million, respectively, and gross deferred cost of sales of $71.3 million and $61.8 million, respectively. Deferred income on shipments to distributors increased in fiscal 2014 primarily as a result of higher demand for products, as well as the Acquisition and, to a lesser, extent a mix shift in favor of higher margin products sold into the channel. Sales to distributors are made under agreements that allow distributors to receive price-adjustment credits and to return qualifying products for credit, as determined by us, in order to reduce the amounts of slow-moving, discontinued or obsolete product from their inventory. Given the uncertainties associated with the levels of price-adjustment credits to be granted to distributors, the sales price to the distributors is not fixed or determinable until the distributors resell the products to their customers. Therefore, we defer revenue recognition from sales to distributors until the distributors have sold the products to their customers. The amount of price-adjustments is dependent on future overall market conditions, and therefore the levels of these adjustments could fluctuate significantly from period to period. To the extent that we experience a significant increase in the amount of credits we issue to our distributors, there could be a material impact on the ultimate revenue and gross margin recognized relating to these transactions.
Debt
As of November 1, 2014, we had $872.8 million of carrying value outstanding on our long term debt. The difference in the carrying value of the debt and the principal amount of the debt is due to the unamortized discount on these instruments that will accrete to the face value of the debt over the term of the debt. Our debt obligations consist of the following:
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
The indentures governing the 2016 Notes and the 2023 Notes contain covenants that may limit our ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of our assets to, any other party. As of November 1, 2014, we were compliant with these covenants. See Note 16 in the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for further information on our outstanding debt.
Revolving Credit Facility
During December 2012, we terminated our $165.0 million unsecured revolving credit facility with certain institutional lenders entered into in May 2008. On December 19, 2012, we entered into a five-year, $500.0 million senior unsecured revolving credit facility with certain institutional lenders. To date, we have not borrowed under this credit facility but we may borrow in the future and use the proceeds for repayment of existing indebtedness, stock repurchases, acquisitions, capital expenditures, working capital and other lawful corporate purposes. The terms of the facility impose restrictions on our ability to undertake certain transactions, to create certain liens on assets and to incur certain subsidiary indebtedness. In addition, the credit agreement contains a consolidated leverage ratio covenant of total consolidated funded debt to consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) of not greater than 3.0 to 1.0. As of November 1, 2014, we were compliant with these covenants.
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
$375.0 million aggregate principal amount of 5.0% senior unsecured notes
During the third quarter of fiscal 2013, we redeemed our outstanding 5.0% senior unsecured notes which were due on July 1, 2014 (the 2014 Notes). The redemption price was 104.744% of the principal amount of the 2014 Notes. We recognized a net loss on the debt extinguishment of approximately $10.2 million recorded in other, net expense within nonoperating (income) expense. The loss was comprised of the make-whole premium of $17.8 million paid to bondholders on the 2014 Notes in accordance with the terms of the 2014 Notes, the recognition of the remaining $8.6 million of unamortized proceeds received from the termination of the interest rate swap associated with the debt, and the write-off of approximately $1.0 million of debt issuance and discount costs that remained to be amortized. The write-off of the remaining unamortized portion of debt issuance costs, discount and swap proceeds are reflected in our consolidated statements of cash flows within operating activities, and the make-whole premium is reflected within financing activities.
$2.0 billion term loan facility
On July 22, 2014, we entered into a 90-day term loan facility in an aggregate principal amount of $2.0 billion with Credit Suisse AG, as Administrative Agent, and each lender from time to time party thereto (the Term Loan Agreement) to finance the Acquisition. On August 29, 2014, we repaid in full the outstanding principal balance due under the Term Loan Agreement.
Stock Repurchase Program
Our common stock repurchase program has been in place since August 2004. In the aggregate, our Board of Directors have authorized us to repurchase $5.6 billion of our common stock under the program. Under the program, we may repurchase outstanding shares of our common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized under the program. As of November 1, 2014, we had repurchased a total of approximately 137.0 million shares of our common stock for approximately $4.8 billion under this program. As of November 1, 2014, an additional $748.2 million worth of shares remains available for repurchase under the current authorized program. The repurchased shares are held as authorized but unissued shares of common stock. We also from time to time repurchase shares in settlement of employee minimum tax withholding obligations due upon the vesting of restricted stock units or the exercise of stock options. Any future common stock repurchases will be based on several factors, including our financial performance, outlook, liquidity and the amount of cash we have available in the United States.
Capital Expenditures
Net additions to property, plant and equipment were $177.9 million in fiscal 2014 and were funded with a combination of cash on hand and cash generated from operations. We expect capital expenditures for fiscal 2015 to be in the range of $150 million to $165 million, of which approximately $20 million relates to new facilities and upgrades to existing facilities. These capital expenditures will be funded with a combination of cash on hand and cash generated from operations.
Dividends
On November 24, 2014, our Board of Directors declared a cash dividend of $0.37 per outstanding share of common stock. The dividend will be paid on December 16, 2014 to all shareholders of record at the close of business on December 5, 2014 and is expected to total approximately $115.1 million. We currently expect quarterly dividends to continue at $0.37 per share, although they remain subject to determination and declaration by our Board of Directors. The payment of future dividends, if any, will be based on several factors, including our financial performance, outlook and liquidity.

Contractual Obligations
The table below summarizes our contractual obligations and the amounts we owe under these contracts in specified periods as of November 1, 2014:

		Payment due by period
		Less than			More than
(thousands)	Total	1 Year	1-3 Years	3-5 Years	5 Years
Contractual obligations:
Operating leases (a)	$52,293	$22,781	$22,278	$6,781	$453
Debt obligations	875,000	—	375,000	—	500,000
Interest payments associated with long-term debt obligations	146,250	25,625	34,375	28,750	57,500
Deferred compensation plan (b)	21,393	283	—	—	21,110
Pension funding (c)	15,763	15,763	—	—	—
Total	$1,110,699	$64,452	$431,653	$35,531	$579,063
_______________________________________

(a)	Certain of our operating lease obligations include escalation clauses. These escalating payment requirements are reflected in the table.

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

(c)
Our funding policy for our foreign defined benefit plans is consistent with the local requirements of each country. The payment obligations in the table are estimates of our expected contributions to these plans for fiscal year 2015. The actual future payments may differ from the amounts presented in the table and reasonable estimates of payments beyond one year are not practical because of potential future changes in variables, such as plan asset performance, interest rates and the rate of increase in compensation levels.

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
Our 2014 acquisition of Metroic Limited and our 2011 acquisition of Lyric Semiconductor, Inc. involve the potential payment of contingent consideration. The table above does not reflect any such obligations, which could be up to $5.0 million, as the timing and amounts are uncertain. See Note 6 in the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for more information regarding our acquisitions.
As of November 1, 2014, our total liabilities associated with deferred taxes and uncertain tax positions was $70.6 million, which are included in “Other non-current liabilities” in our consolidated balance sheet contained in Item 8 of this Annual Report on Form 10-K. Due to the complexity associated with our deferred taxes and tax uncertainties, we cannot make a reasonably reliable estimate of the period in which we expect to settle the non-current liabilities associated with these deferred taxes and uncertain tax positions. Therefore, we have not included these deferred taxes and uncertain tax positions in the above contractual obligations table.
The expected timing of payments and the amounts of the obligations discussed above are estimated based on current information available as of November 1, 2014.
Off-balance Sheet Financing
As of November 1, 2014, we had no off-balance sheet financing arrangements.

New Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) and are adopted by us as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards will not have a material impact on our future financial condition and results of operations. See Note 2t, New Accounting Pronouncements, of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for a description of recently issued and adopted accounting pronouncements, including the dates of adoption and impact on our historical financial condition and results of operations.
Revenue Recognition
In May 2014, the FASB issued ASU No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, which is the Company’s first quarter of fiscal 2018. Early application is not permitted. The guidance allows for the amendment to be applied either retrospectively to each prior reporting period presented or retrospectively as a cumulative-effect adjustment as of the date of adoption. The Company is in the process of evaluating the impact of adoption on its consolidated financial statements.
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
Revenue Recognition
Revenue from product sales to customers is generally recognized when title passes, which is upon shipment in the U.S. and for certain foreign counties. Shipments to other foreign countries is subsequent to product shipment. Title for these shipments to these other foreign countries ordinarily passes within a week of shipment. Accordingly, we defer the revenue recognized relating to these other foreign countries until title has passed. For multiple element arrangements, we allocate arrangement consideration among the elements based on the relative fair values of those elements as determined using vendor-specific objective evidence or third-party evidence. We use our best estimate of selling price to allocate arrangement consideration between the deliverables in cases where neither vendor-specific objective evidence nor third-party evidence is available. A reserve for sales returns and allowances for customers is recorded based on historical experience or specific identification of an event necessitating a reserve.
Revenue from contracts with the United States government, government prime contractors and some commercial customers is generally recorded on a percentage of completion basis, using either units delivered or costs incurred as the measurement basis for progress toward completion. The output measure is used to measure results directly and is generally the best measure of progress toward completion in circumstances in which a reliable measure of output can be established. Estimated revenue in excess of amounts billed is reported as unbilled receivables. Contract accounting requires judgment in estimating costs and assumptions related to technical issues and delivery schedule. Contract costs include material, subcontract costs, labor and an allocation of indirect costs. The estimation of costs at completion of a contract is subject to numerous variables involving contract costs and estimates as to the length of time to complete the contract. Changes in contract performance, estimated gross margin, including the impact of final contract settlements, and estimated losses are recognized in the period in which the changes or losses are determined.

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
Long-Lived Assets
We review property, plant, and equipment and finite lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of assets may not be recoverable. Recoverability of these assets is determined by comparison of their carrying value to future undiscounted cash flows that the assets are expected to generate over their remaining economic lives. If such assets are considered to be impaired, the impairment to be recognized in earnings equals the amount by which the carrying value of the assets exceeds their fair value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. Although we have recognized no material impairment adjustments related to our property, plant, and equipment and identified intangible assets during the past three fiscal years, except those made in conjunction with restructuring actions, deterioration in our business in the future could lead to such impairment adjustments in future periods. Evaluation of impairment of long-lived assets requires estimates of future operating results that are used in the preparation of the expected future undiscounted cash flows. Actual future operating results and the remaining economic lives of our long-lived assets could differ from the estimates used in assessing the recoverability of these assets. These differences could result in impairment charges, which could have a material adverse impact on our results of operations. In addition, in certain instances, assets may not be impaired but their estimated useful lives may have decreased. In these situations, we amortize the remaining net book values over the revised useful lives. We review indefinite-lived intangible assets for impairment annually, on the first day of the fourth quarter (on or about August 1) or more frequently if indicators of impairment exist. The Company performs a qualitative assessment on its indefinite-lived intangible assets to determine whether it is more likely-than not that the indefinite-lived intangible asset is impaired. If it is determined that the fair value of the indefinite-lived intangible asset is less than the carrying value, the Company would compare the fair value of the intangible asset with its carrying amount and recognize into earnings any amount by which the carrying value of the assets exceeds the fair value.
Goodwill
Goodwill is subject to annual impairment tests or more frequently if indicators of potential impairment exist and suggest that the carrying value of goodwill may not be recoverable from estimated discounted future cash flows. We test goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the fourth quarter (on or about August 1) or more frequently if we believe indicators of impairment exist. For our latest annual impairment assessment which occurred on August 3, 2014, we identified our reporting units to be our six operating segments, which meet the aggregation criteria for one reportable segment. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. We generally determine the fair value of our reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies, which requires significant judgment by management. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. These impairment tests may result in impairment losses that could have a material adverse impact on our results of operations.

Business Combinations

Under the acquisition method of accounting, we recognize tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. We record the excess of the fair value of the purchase price over the value of the net assets acquired as goodwill. The accounting for business combinations requires us to make significant estimates and assumptions, especially with respect to intangible assets and the fair value of contingent payment obligations. Critical estimates in valuing purchased technology, customer lists and other identifiable intangible assets include future cash flows that we expect to generate from the acquired assets. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, we could experience impairment charges which could be material. In addition, we have estimated the economic lives of certain acquired assets and these lives are used to calculate depreciation and amortization expense. If our estimates of the economic lives change, depreciation or amortization expenses could be accelerated or slowed.
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
Accounting for Income Taxes
We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, benefits, and deductions, and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of the recognition of revenue and expense for tax and financial statement purposes, as well as the interest and penalties relating to these uncertain tax positions. We assessed the likelihood of the realization of deferred tax assets and concluded that a valuation allowance is needed to reserve the amount of the deferred tax assets that may not be realized due to the uncertainty of the timing and amount of the realization of certain state credit carryovers. In reaching our conclusion, we evaluated certain relevant criteria including the existence of deferred tax liabilities that can be used to realize deferred tax assets, the taxable income in prior carryback years in the impacted state jurisdictions that can be used to absorb net operating losses and taxable income in future years. Our judgments regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors. These changes, if any, may require material adjustments to these deferred tax assets, resulting in a reduction in net income or an increase in net loss in the period when such determinations are made, which in turn, may result in an increase or decrease to our tax provision in a subsequent period.
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

Stock-Based Compensation
Stock-based compensation expense associated with stock options and related awards is recognized in the consolidated statements of income. Determining the amount of stock-based compensation to be recorded requires us to develop estimates to be used in calculating the grant-date fair value of stock options. We calculate the grant-date fair values using the Black-Scholes valuation model. The use of valuation models requires us to make estimates of the following items:
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
The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. Based on an analysis of our historical forfeitures, we have applied an annual forfeiture rate of 4.4% to all unvested stock-based awards as of November 1, 2014. This analysis is re-evaluated quarterly and the forfeiture rate is adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those awards that vest.
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
Post-Retirement Benefits
We have significant pension costs and liabilities related to our foreign defined benefit pension plans that are developed from actuarial valuations specific to each country. Inherent in these valuations are key assumptions including discount rates, expected return on plan assets, mortality rates, merit and promotion increases. We are required to consider current market conditions, including changes in interest rates, in making our assumptions. Changes in the related pension costs or liabilities may occur in the future due to changes in our assumptions. Our assumptions as to the expected long-term rates of return on plan assets are based upon the composition of plan assets, historical long-term rates of return on similar assets and current and expected market conditions. The discount rate used for non-U.S. plans reflects the market rate for high-quality fixed-income investments on our annual measurement date, which for fiscal 2014 was November 1, 2014 and is subject to change each year.

The discount rates used for plans outside the U.S. are based on a combination of relevant indices regarding corporate and government securities, the duration of the liability and appropriate judgment. Net actuarial gains or losses subject to amortization are amortized over the expected average remaining service lifetime to the extent that they exceed 10% of the greater of the projected benefit obligation and market related value of assets. Changes in pension income/costs or assets/liabilities may occur in the future due to changes in the assumptions and changes in asset values.   If the actual results and events of our pension plan differ from our current assumptions, our benefit obligations may be over-or under-valued.   See the disclosures about pension obligations, the composition of plan assets, assumptions and other matters in Note 13 of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

We performed a sensitivity analysis on the discount rate and long-term rate of return on assets, which are key assumptions in determining our net periodic post-retirement benefit cost. The table below illustrates the impact of an increase(decrease) of 25 basis points in these assumptions for the year ended November 1, 2014.

	Increase (Decrease) in Pension Expense
	25 Basis Point Increase	25 Basis Point Decrease
Long-term rate of return on assets used to determine net periodic benefit cost	$(0.6)	$0.6
Discount rate used to determine net periodic benefit cost	$(2.1)	$2.2

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Exposure
Our interest income and expense are sensitive to changes in the general level of interest rates. In this regard, changes in interest rates affect the interest earned on our marketable securities and short term investments, as well as the fair value of our investments and debt.
Based on our marketable securities and short-term investments outstanding as of November 1, 2014 and November 2, 2013, our annual interest income would change by approximately $29 million and $46 million, respectively, for each 100 basis point increase in interest rates.
To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of November 1, 2014 and November 2, 2013, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $7 million and $15 million decline, respectively in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.
As of November 1, 2014, we had $875 million in principal amount of senior unsecured notes outstanding, which consisted of $375 million 3% senior unsecured notes (the 2016 Notes), due April 15, 2016 and $500 million 2.875% senior unsecured notes (the 2023 Notes), due June 1, 2023. As of November 1, 2014, a hypothetical 100 basis point increase in market interest rates would reduce the fair value of our 2016 Notes outstanding by approximately $5 million. As of November 1, 2014, a similar increase in market interest rates would reduce the fair value of our 2023 Notes by $35 million.
Foreign Currency Exposure
As more fully described in Note 2i in the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K, we regularly hedge our non-U.S. dollar-based exposures by entering into forward foreign currency exchange contracts. The terms of these contracts are for periods matching the duration of the underlying exposure and generally range from one month to twelve months. Currently, our largest foreign currency exposure is the Euro, primarily because our European operations have the highest proportion of our local currency denominated expenses. Relative to foreign currency exposures existing at November 1, 2014 and November 2, 2013, a 10% unfavorable movement in foreign currency exchange rates over the course of the year would result in approximately $8 million of gains and $2 million of losses, respectively, in changes in earnings or cash flows.
The market risk associated with our derivative instruments results from currency exchange rates that are expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. The counterparties to the agreements relating to our foreign exchange instruments consist of a number of major international financial institutions with high credit ratings. Based on the credit ratings of our counterparties as of November 1, 2014, we do not believe that there is significant risk of nonperformance by them. While the contract or notional amounts of derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of our exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of counterparties to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparties’ obligations under the contracts exceed our obligations to the counterparties.
The following table illustrates the effect that a 10% unfavorable or favorable movement in foreign currency exchange rates, relative to the U.S. dollar, would have on the fair value of our forward exchange contracts as of November 1, 2014 and November 2, 2013:

	November 1, 2014	November 2, 2013
Fair value of forward exchange contracts (liability) asset	$(10,093)	$2,267
Fair value of forward exchange contracts after a 10% unfavorable movement in foreign currency exchange rates asset	$7,918	$22,763
Fair value of forward exchange contracts after a 10% favorable movement in foreign currency exchange rates liability	$(27,051)	$(17,216)
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Analog Devices, Inc.

We have audited the accompanying consolidated balance sheets of Analog Devices, Inc. as of November 1, 2014 and November 2, 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended November 1, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(b). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Analog Devices, Inc. at November 1, 2014 and November 2, 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 1, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Analog Devices, Inc.’s internal control over financial reporting as of November 1, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated December 10, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
December 10, 2014

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ANALOG DEVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years ended November 1, 2014, November 2, 2013 and November 3, 2012

(thousands, except per share amounts)	2014	2013	2012
Revenue
Revenue	$2,864,773	$2,633,689	$2,701,142
Costs and Expenses
Cost of sales(1)	1,034,585	941,278	960,141
Gross margin	1,830,188	1,692,411	1,741,001
Operating expenses:
Research and development(1)	559,686	513,035	511,835
Selling, marketing, general and administrative(1)	454,676	396,233	396,519
Amortization of intangibles	26,020	220	168
Special charges	37,322	29,848	8,431
	1,077,704	939,336	916,953
Operating income	752,484	753,075	824,048
Nonoperating (income) expenses:
Interest expense	34,784	27,102	26,422
Interest income	(12,173)	(12,753)	(14,448)
Other, net	528	(76,597)	(1,459)
	23,139	(62,248)	10,515
Earnings
Income before income taxes	729,345	815,323	813,533
Provision for income taxes:
Payable currently	177,736	159,535	172,098
Deferred	(77,711)	(17,699)	(9,801)
	100,025	141,836	162,297
Net Income	$629,320	$673,487	$651,236

Shares used to compute earnings per share — Basic	313,195	307,763	298,761
Shares used to compute earnings per share — Diluted	318,027	314,041	306,191

Basic Earnings Per Share	$2.01	$2.19	$2.18
Diluted Earnings Per Share	$1.98	$2.14	$2.13
Dividends declared and paid per share	$1.45	$1.32	$1.15
(1) Includes stock-based compensation expense as follows:
Cost of sales	$7,069	$6,593	$7,254
Research and development	$20,707	$21,901	$23,169
Selling, marketing, general and administrative	$23,036	$28,392	$23,077

See accompanying Notes.

ANALOG DEVICES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended November 1, 2014, November 2, 2013 and November 3, 2012

(thousands)	2014	2013	2012
Net Income	$629,320	$673,487	$651,236
Foreign currency translation adjustment (net of taxes of $2,379 in 2014, $1,404 in 2013 and $3,612 in 2012)	(5,615)	(499)	3,020
Change in unrecognized gains/losses on marketable securities:
Change in fair value of available-for-sale securities classified as short-term investments (net of taxes of $186 in 2014, $67 in 2013 and $115 in 2012) on	(306)	497	525
Change in fair value of available-for-sale securities classified as other investments (net of taxes of $0 in 2014, $0 in 2013 and $129 in 2012)	—	—	241
Adjustment for realized holding gains on securities classified as other investments reclassified into earnings (net of taxes of $0 in 2014, $0 in 2013 and $430 in 2012)	—	—	(799)
Total change in unrealized gains/losses on marketable securities, net of tax	(306)	497	(33)
Change in unrecognized gains/losses on derivative instruments designated as cash flow hedges:
Changes in fair value of derivatives (net of taxes of $916 in 2014, $4,242 in 2013 and $1,233 in 2012)	(9,350)	9,708	(7,923)
Adjustment for realized gain/loss reclassified into earnings (net of taxes of $148 in 2014, $354 in 2013 and $1,160 in 2012)	912	(1,776)	7,401
Total change in derivative instruments designated as cash flow hedges, net of tax	(8,438)	7,932	(522)
Changes in accumulated other comprehensive (loss) income — pension plans:
Change in transition asset (net of taxes of $0 in 2014, $4 in 2013 and $1 in 2012)	22	20	15
Change in actuarial loss/gain (net of taxes of $12,139 in 2014, $4,146 in 2013 and $7,243 in 2012)	(74,049)	(24,099)	(44,784)
Change in prior service cost/income (net of taxes of $58 in 2014, $3 in 2013 and $584 in 2012)	406	(3)	4,079
Total change in accumulated other comprehensive (loss) income — pension plans, net of tax	(73,621)	(24,082)	(40,690)
Other comprehensive loss	(87,980)	(16,152)	(38,225)
Comprehensive income	$541,340	$657,335	$613,011

See accompanying Notes.

ANALOG DEVICES, INC.
CONSOLIDATED BALANCE SHEETS
November 1, 2014 and November 2, 2013

(thousands, except per share amounts)	2014	2013
ASSETS
Current Assets
Cash and cash equivalents	$569,233	$392,089
Short-term investments	2,297,235	4,290,823
Accounts receivable less allowances of $2,919 ($2,593 in 2013)	396,605	325,144
Inventories(1)	367,927	283,337
Deferred tax assets	128,934	136,299
Prepaid income tax	6,633	2,391
Prepaid expenses and other current assets	45,319	42,342
Total current assets	3,811,886	5,472,425
Property, Plant and Equipment, at Cost
Land and buildings	495,738	458,853
Machinery and equipment	1,880,351	1,733,850
Office equipment	51,477	49,321
Leasehold improvements	50,782	50,870
	2,478,348	2,292,894
Less accumulated depreciation and amortization	1,855,926	1,784,723
Net property, plant and equipment	622,422	508,171
Other Assets
Deferred compensation plan investments	21,110	17,364
Other investments	13,397	3,816
Goodwill	1,642,438	284,112
Intangible assets, net	671,402	28,552
Deferred tax assets	27,249	26,226
Other assets	49,786	41,084
Total other assets	2,425,382	401,154
	$6,859,690	$6,381,750
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$138,967	$119,994
Deferred income on shipments to distributors, net	278,435	247,428
Income taxes payable	62,770	45,490
Accrued liabilities	228,884	157,600
Total current liabilities	709,056	570,512
Non-current Liabilities
Long-term debt	872,789	872,241
Deferred income taxes	235,791	6,037
Deferred compensation plan liability	21,110	17,364
Other non-current liabilities	263,047	176,020
Total non-current liabilities	1,392,737	1,071,662
Commitments and contingencies (Note 12)
Shareholders’ Equity
Preferred stock, $1.00 par value, 471,934 shares authorized, none outstanding	—	—
Common stock, $0.16 2/3 par value, 1,200,000,000 shares authorized, 311,204,926 shares issued and outstanding (311,045,084 on November 2, 2013)	51,869	51,842
Capital in excess of par value	643,058	711,879
Retained earnings	4,231,496	4,056,401
Accumulated other comprehensive loss	(168,526)	(80,546)
Total shareholders’ equity	4,757,897	4,739,576
	$6,859,690	$6,381,750
_______________________________________

(1)	Includes $3,291 and $2,273 related to stock-based compensation at November 1, 2014 and November 2, 2013, respectively.
See accompanying Notes.

ANALOG DEVICES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years ended November 1, 2014, November 2, 2013 and November 3, 2012

			Capital in		Accumulated Other
	Common Stock		Excess of	Retained	Comprehensive
(thousands)	Shares	Amount	Par Value	Earnings	(Loss) Income
BALANCE, OCTOBER 29, 2011	297,961	$49,661	$289,587	$3,482,334	$(26,169)
Activity in Fiscal 2012
Net Income — 2012				651,236
Dividends declared and paid				(344,701)
Issuance of stock under stock plans and other	7,662	1,277	190,453
Tax benefit — stock options			17,452
Stock-based compensation expense			53,500
Other comprehensive loss					(38,225)
Common stock repurchased	(4,234)	(705)	(160,341)
BALANCE, NOVEMBER 3, 2012	301,389	50,233	390,651	3,788,869	(64,394)
Activity in Fiscal 2013
Net Income — 2013				673,487
Dividends declared and paid				(405,955)
Issuance of stock under stock plans and other	11,078	1,846	304,431
Tax benefit — stock options			20,203
Stock-based compensation expense			56,886
Other comprehensive income					(16,152)
Common stock repurchased	(1,422)	(237)	(60,292)
BALANCE, NOVEMBER 2, 2013	311,045	51,842	711,879	4,056,401	(80,546)
Activity in Fiscal 2014
Net Income — 2014				629,320
Dividends declared and paid				(454,225)
Issuance of stock under stock plans and other	7,400	1,234	198,880
Tax benefit — stock options			30,085
Stock-based compensation expense			50,812
Replacement share-based awards issued in connection with acquisition			6,541
Other comprehensive income					(87,980)
Common stock repurchased	(7,240)	(1,207)	(355,139)
BALANCE, NOVEMBER 1, 2014	311,205	$51,869	$643,058	$4,231,496	$(168,526)

See accompanying Notes.

ANALOG DEVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended November 1, 2014, November 2, 2013 and November 3, 2012

(thousands)	2014	2013	2012
Operations
Cash flows from operating activities:
Net income	$629,320	$673,487	$651,236
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	114,064	110,196	109,705
Amortization of intangibles	27,906	220	128
Stock-based compensation expense	50,812	56,886	53,500
Gain on sale of investments	—	—	(1,231)
Gain on sale of product line	—	(85,444)	—
Loss on extinguishment of debt	—	10,205	—
Non-cash portion of special charges	—	—	219
Other non-cash activity	4,423	(185)	(3,187)
Excess tax benefit — stock options	(22,231)	(16,171)	(12,230)
Deferred income taxes	(77,711)	(17,699)	(9,801)
Change in operating assets and liabilities:
Accounts receivable	(36,460)	12,377	5,774
Inventories	24,642	28,527	(18,592)
Prepaid expenses and other current assets	(5,354)	4,660	8,471
Deferred compensation plan investments	(3,746)	11,116	(2,070)
Prepaid income tax	10,499	6,124	13,319
Accounts payable, deferred income and accrued liabilities	58,373	17,487	60
Deferred compensation plan liability	3,746	(11,116)	2,052
Income taxes payable	96,536	50,705	25,930
Other liabilities	(3,217)	60,970	(8,741)
Total adjustments	242,282	238,858	163,306
Net cash provided by operating activities	871,602	912,345	814,542
Investing Activities
Cash flows from investing:
Purchases of short-term available-for-sale investments	(7,485,162)	(8,540,335)	(8,165,043)
Maturities of short-term available-for-sale investments	7,318,877	6,970,885	6,543,795
Sales of short-term available-for-sale investments	2,187,389	650,730	437,748
Additions to property, plant and equipment, net	(177,913)	(123,074)	(132,176)
Proceeds related to sale of investments	—	—	1,506
Proceeds related to sale of product line	—	100,000	—
Payments for acquisitions, net of cash acquired	(1,945,887)	(2,475)	(24,158)
Change in other assets	(12,055)	(5,657)	(1,362)
Net cash used for investing activities	(114,751)	(949,926)	(1,339,690)
Financing Activities
Cash flows from financing activities:
Proceeds from debt	1,995,398	493,880	—
Payment of senior unsecured notes	—	(392,790)	—
Early termination of swap agreements	—	—	18,520
Proceeds from derivative instruments	—	10,952	—
Term loan repayments	(1,995,398)	(60,108)	(56,500)
Dividend payments to shareholders	(454,225)	(405,955)	(344,701)
Repurchase of common stock	(356,346)	(60,529)	(161,046)
Proceeds from employee stock plans	200,114	306,277	191,730
Contingent consideration payment	(3,576)	(5,665)	(1,991)
Change in other financing activities	15,192	(2,790)	(7,869)
Excess tax benefit — stock options	22,231	16,171	12,230
Net cash used for financing activities	(576,610)	(100,557)	(349,627)
Effect of exchange rate changes on cash	(3,097)	1,394	(1,492)
Net increase (decrease) in cash and cash equivalents	177,144	(136,744)	(876,267)
Cash and cash equivalents at beginning of year	392,089	528,833	1,405,100
Cash and cash equivalents at end of year	$569,233	$392,089	$528,833
See accompanying Notes.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended November 1, 2014, November 2, 2013 and November 3, 2012
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

2. Summary of Significant Accounting Policies

a.Principles of Consolidation
The consolidated financial statements include the accounts of the Company and all of its subsidiaries. Upon consolidation, all intercompany accounts and transactions are eliminated. Certain amounts reported in previous years have been reclassified to conform to the fiscal 2014 presentation. Such reclassified amounts were immaterial. The Company’s fiscal year is the 52-week or 53-week period ending on the Saturday closest to the last day in October. Fiscal 2014 and 2013 were 52-week periods. Fiscal 2012 was a 53-week period. The additional week in fiscal 2012 was included in the first quarter ended February 4, 2012.
On July 22, 2014, the Company completed its acquisition of Hittite Microwave Corporation (Hittite), a company that designs and develops high performance integrated circuits, modules, subsystems and instrumentation for radio frequency, microwave and millimeterwave applications. The total consideration paid to acquire Hittite was approximately $2.4 billion, financed through a combination of existing cash on hand and a 90-day term loan facility of $2.0 billion. The acquisition of Hittite is referred to as the Acquisition. The Consolidated Financial Statements include the financial results of Hittite prospectively from July 22, 2014, the closing date of the Acquisition. See Note 6, Acquisitions, of these notes to Consolidated Financial Statements for further discussion related to the Acquisition.
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
The Company’s deferred compensation plan investments are classified as trading. See Note 7 for additional information on the Company’s deferred compensation plan investments. There were no cash equivalents or short-term investments classified as trading at November 1, 2014 or November 2, 2013.
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

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unrealized gains and losses on available-for-sale securities classified as short-term investments at November 1, 2014 and November 2, 2013 were as follows:

	2014	2013
Unrealized gains on securities classified as short-term investments	$541	$1,137
Unrealized losses on securities classified as short-term investments	(407)	(511)
Net unrealized gains on securities classified as short-term investments	$134	$626
Unrealized gains and losses in fiscal years 2014 and 2013 relate to corporate obligations.
As of November 1, 2014, the Company held 66 investment securities, 18 of which were in an unrealized loss position with gross unrealized losses of $0.4 million and an aggregate fair value of $694.7 million. As of November 2, 2013, the Company held 137 investment securities, 31 of which were in an unrealized loss position with gross unrealized losses of $0.5 million and an aggregate fair value of $972.2 million. These unrealized losses were primarily related to corporate obligations that earn lower interest rates than current market rates. None of these investments have been in a loss position for more than twelve months. As the Company does not intend to sell these investments and it is unlikely that the Company will be required to sell the investments before recovery of their amortized basis, which will be at maturity, the Company does not consider those investments to be other-than-temporarily impaired at November 1, 2014 and November 2, 2013.
The components of the Company’s cash and cash equivalents and short-term investments as of November 1, 2014 and November 2, 2013 were as follows:

	2014	2013
Cash and cash equivalents:
Cash	$117,337	$45,637
Available-for-sale	447,968	346,452
Held-to-maturity	3,928	—
Total cash and cash equivalents	$569,233	$392,089
Short-term investments:
Available-for-sale	$2,297,235	$4,290,823
Total short-term investments	$2,297,235	$4,290,823
See Note 2j for additional information on the Company’s cash equivalents and short-term investments.

c.	Supplemental Cash Flow Statement Information

	2014	2013	2012
Cash paid during the fiscal year for:
Income taxes	$73,067	$36,863	$143,899
Interest	$27,931	$29,354	$29,177

d.	Inventories
Inventories are valued at the lower of cost (first-in, first-out method) or market. The valuation of inventory requires the Company to estimate obsolete or excess inventory as well as inventory that is not of saleable quality. The Company employs a variety of methodologies to determine the net realizable value of its inventory. While a portion of the calculation to record inventory at its net realizable value is based on the age of the inventory and lower of cost or market calculations, a key factor in estimating obsolete or excess inventory requires the Company to estimate the future demand for its products. If actual demand is less than the Company’s estimates, impairment charges, which are recorded to cost of sales, may need to be recorded in future periods. Inventory in excess of saleable amounts is not valued, and the remaining inventory is valued at the lower of cost or market. Approximately $8.8 million of raw materials has been classified as non-current and is presented within the consolidated balance sheet as other assets as the Company does not expect this inventory to be sold within one year. This inventory was purchased as part of a planned transition from a principal foundry supplier and was acquired by the Company through the Acquisition. The larger than normal purchase was made to maintain an adequate supply of the raw material for customers, which has a natural life of five to ten years.
Inventories at November 1, 2014 and November 2, 2013 were as follows:

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2014	2013
Raw materials	$47,267	$19,641
Work in process	216,765	175,155
Finished goods	103,895	88,541
Total inventories	$367,927	$283,337
Non-current inventories	$8,793	—

e.	Property, Plant and Equipment
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

Buildings	Up to 25 years
Machinery & equipment	3-8 years
Office equipment	3-8 years
Depreciation expense for property, plant and equipment was $114.1 million, $110.2 million and $109.7 million in fiscal 2014, 2013 and 2012, respectively.
The Company reviews property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Recoverability of these assets is determined by comparison of their carrying amount to the future undiscounted cash flows the assets are expected to generate over their remaining economic lives. If such assets are considered to be impaired, the impairment to be recognized in earnings equals the amount by which the carrying value of the assets exceeds their fair value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. If such assets are not impaired, but their useful lives have decreased, the remaining net book value is amortized over the revised useful life. We have not recorded any material impairment charges related to our property, plant and equipment in fiscal 2014, fiscal 2013 or fiscal 2012.

f.	Goodwill and Intangible Assets

Goodwill

The Company evaluates goodwill for impairment annually as well as whenever events or changes in circumstances suggest that the carrying value of goodwill may not be recoverable. The Company tests goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis on the first day of the fourth quarter (on or about August 1) or more frequently if indicators of impairment exist. For the Company’s latest annual impairment assessment that occurred on August 3, 2014, the Company identified its reporting units to be its six operating segments, one of which was added as a result of the Acquisition, which meet the aggregation criteria for one reportable segment. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company determines the fair value of its reporting units using the income approach methodology of valuation that includes the discounted cash flow method, as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that reporting unit. There was no impairment of goodwill in any of the fiscal years presented. The Company’s next annual impairment assessment will be performed as of the first day of the fourth quarter of fiscal 2015 unless indicators arise that would require the Company to reevaluate at an earlier date. The following table presents the changes in goodwill during fiscal 2014 and fiscal 2013:

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2014	2013
Balance at beginning of year	$284,112	$283,833
Acquisition of Hittite (Note 6)	1,357,077	—
Acquisition of Metroic (Note 6)	1,337	—
Goodwill allocated to sale of product line (Note 17)	—	(1,609)
Foreign currency translation adjustment	(88)	1,888
Balance at end of year	$1,642,438	$284,112

Intangible Assets

The Company reviews finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of assets may not be recoverable. Recoverability of these assets is determined by comparison of their carrying value to future undiscounted cash flows the assets are expected to generate over their remaining economic lives. If such assets are considered to be impaired, the impairment to be recognized in earnings equals the amount by which the carrying value of the assets exceeds their fair value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. As of November 1, 2014 and November 2, 2013, the Company’s finite-lived intangible assets consisted of the following which related to the acquisition of Hittite and Multigig, Inc. See Note 6 below for further information related to the acquisitions of Hittite and Multigig, Inc.

	November 1, 2014		November 2, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$624,900	$19,473	$—	$—
Technology-based	$16,200	$1,627	$1,100	$348
Backlog	$25,500	$7,154	$—	$—
Total	$666,600	$28,254	$1,100	$348

Amortization expense related to finite-lived intangible assets was $27.9 million, $0.2 million and $0.1 million in fiscal 2014, 2013 and 2012, respectively. The remaining amortization expense will be recognized over a weighted average life of approximately 4.3 years.

The Company expects annual amortization expense for intangible assets as follows:

Fiscal Year	Amortization Expense
2015	$91,774
2016	$73,428
2017	$73,300
2018	$72,149
2019	$69,433

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

Indefinite-lived intangible assets consisted of $33.1 million and $27.8 million of IPR&D as of November 1, 2014 and November 2, 2013, respectively.

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
The functional currency for the Company’s foreign sales and research and development operations is the applicable local currency. Gains and losses resulting from translation of these foreign currencies into U.S. dollars are recorded in accumulated other comprehensive (loss) income. Transaction gains and losses and re-measurement of foreign currency denominated assets and liabilities are included in income currently, including those at the Company’s principal foreign manufacturing operations where the functional currency is the U.S. dollar. Foreign currency transaction gains or losses included in other expenses, net, were not material in fiscal 2014, 2013 or 2012.

i.	Derivative Instruments and Hedging Agreements
Foreign Exchange Exposure Management — The Company enters into forward foreign currency exchange contracts to offset certain operational and balance sheet exposures from the impact of changes in foreign currency exchange rates. Such exposures result from the portion of the Company’s operations, assets and liabilities that are denominated in currencies other than the U.S. dollar, primarily the Euro; other significant exposures include the Philippine Peso, the Japanese Yen and the British Pound. These foreign currency exchange contracts are entered into to support transactions made in the normal course of business, and accordingly, are not speculative in nature. The contracts are for periods consistent with the terms of the underlying transactions, generally one year or less. Hedges related to anticipated transactions are designated and documented at the inception of the respective hedges as cash flow hedges and are evaluated for effectiveness monthly. Derivative instruments are employed to eliminate or minimize certain foreign currency exposures that can be confidently identified and quantified. As the terms of the contract and the underlying transaction are matched at inception, forward contract effectiveness is calculated by comparing the change in fair value of the contract to the change in the forward value of the anticipated transaction, with the effective portion of the gain or loss on the derivative reported as a component of accumulated other comprehensive (loss) income (OCI) in shareholders’ equity and reclassified into earnings in the same period during which the hedged transaction affects earnings. Any residual change in fair value of the instruments, or ineffectiveness, is recognized immediately in other (income) expense. Additionally, the Company enters into forward foreign currency contracts that economically hedge the gains and losses generated by the re-measurement of certain recorded assets and liabilities in a non-functional currency. Changes in the fair value of these undesignated hedges are recognized in other (income) expense immediately as an offset to the changes in the fair value of the asset or liability being hedged. As of November 1, 2014 and November 2, 2013, the total notional amount of these undesignated hedges was $45.2 million and $33.4 million, respectively. The fair value of these hedging instruments in the Company’s consolidated balance sheets as of November 1, 2014 and November 2, 2013 was immaterial.
Interest Rate Exposure Management — The Company's current and future debt may be subject to interest rate risk.  The Company utilizes interest rate derivatives to alter interest rate exposure in an attempt to reduce the effects of these changes.
On October 28, 2014, the Company entered into forward starting interest rate swap transactions to hedge its exposure to the variability in future cash flows due to changes in interest rates for debt issuances expected to occur in the future. Amounts reported in OCI related to these derivatives will be reclassified from OCI to earnings as interest expense is incurred on the forecasted hedged fixed-rate debt, adjusting interest expense to reflect the fixed-rate entered into by the forward starting swaps. These cash flow instruments hedge forecasted interest payments to be made through 2025. These forward starting swaps will be terminated on the day the hedged forecasted debt issuances occur, but no later than December 1, 2015, if the hedged forecasted debt issuances do not occur. As of November 1, 2014 the total notional value of these hedges was $500.0 million and the fair value was $1.7 million which was included in other assets in the Company's consolidated balance sheet as of November 1, 2014.
On April 24, 2013, the Company entered into a treasury rate lock agreement with Bank of America. This agreement allowed the Company to lock a 10-year US Treasury rate of 1.7845% through June 14, 2013 for its anticipated issuance of the 2023 Notes. The Company designated this agreement as a cash flow hedge. On June 3, 2013, the Company terminated the treasury rate lock simultaneously with the issuance of the 2023 Notes which resulted in a gain of approximately $11.0 million. This gain is being amortized into interest expense over the 10-year term of the 2023 Notes. During fiscal 2014 and fiscal 2013

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $1.1 million and $0.5 million, respectively, was amortized from OCI into interest expense and approximately $1.1 million will be amortized from OCI into interest expense within the next 12 months.
On June 30, 2009, the Company entered into interest rate swap transactions related to its outstanding $375.0 million aggregate principal amount of 5.0% senior unsecured notes due July 1, 2014 (the 2014 Notes) where the Company swapped the notional amount of its $375.0 million of fixed rate debt at 5.0% into floating interest rate debt through July 1, 2014. The Company designated these swaps as fair value hedges. The fair value of the swaps at inception was zero and subsequent changes in the fair value of the interest rate swaps were reflected in the carrying value of the interest rate swaps on the balance sheet. The carrying value of the debt on the balance sheet was adjusted by an equal and offsetting amount. The gain or loss on the hedged item (that is, the fixed-rate borrowings) attributable to the hedged benchmark interest rate risk and the offsetting gain or loss on the related interest rate swaps for fiscal 2012 was as follows:

Statement of income classification	November 3, 2012
	Loss on Swaps	Gain on Note	Net Income Effect
Other income	$(769)	$769	$—
The amounts earned and owed under the swap agreements were accrued each period and were reported in interest expense. There was no ineffectiveness recognized in any of the periods presented. In the second quarter of fiscal 2012, the Company terminated the interest rate swap agreement. The Company received $19.8 million in cash proceeds from the swap termination, which included $1.3 million in accrued interest. The proceeds, net of interest received, are disclosed in cash flows from financing activities in the consolidated statements of cash flows. As a result of the termination, the carrying value of the 2014 Notes was adjusted for the change in the fair value of the interest component of the debt up to the date of the termination of the swap in an amount equal to the fair value of the swap, and was amortized into earnings as a reduction of interest expense over the remaining life of the debt. During fiscal 2013 and 2012, $4.6 million and $5.3 million, respectively, were amortized into earnings as a reduction of interest expense related to the swap termination. This amortization is reflected in the consolidated statements of cash flows within operating activities. During the third quarter of fiscal 2013, in conjunction with the redemption of the 2014 Notes, the Company recognized the remaining $8.6 million in unamortized proceeds received from the termination of the interest rate swap as other, net expense.
The market risk associated with the Company’s derivative instruments results from currency exchange rate or interest rate movements that are expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. The counterparties to the agreements relating to the Company’s derivative instruments consist of a number of major international financial institutions with high credit ratings. Based on the credit ratings of the Company’s counterparties as of November 1, 2014, nonperformance is not perceived to be a significant risk. Furthermore, none of the Company’s derivatives are subject to collateral or other security arrangements and none contain provisions that are dependent on the Company’s credit ratings from any credit rating agency. While the contract or notional amounts of derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of the Company’s exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of counterparties to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparties’ obligations under the contracts exceed the obligations of the Company to the counterparties. As a result of the above considerations, the Company does not consider the risk of counterparty default to be significant.

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
The total notional amounts of forward foreign currency derivative instruments designated as hedging instruments of cash flow hedges denominated in Euros, British Pounds, Philippine Pesos and Japanese Yen as of November 1, 2014 and November 2, 2013 was $183.5 million and $196.9 million, respectively. The fair values of forward foreign currency derivative instruments designated as hedging instruments in the Company’s consolidated balance sheets as of November 1, 2014 and November 2, 2013 were as follows:

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Fair Value At
	Balance Sheet Location	November 1, 2014	November 2, 2013
Forward foreign currency exchange contracts	Prepaid expenses and other current assets	$—	$2,377
	Accrued liabilities	$10,584	$—
For information on the unrealized holding gains (losses) on derivatives included in and reclassified out of accumulated other comprehensive income into the consolidated statement of income related to forward foreign currency exchange contracts, see Note 2o, Accumulated Other Comprehensive (Loss) Income.

The Company estimates that $7.9 million of forward foreign currency derivative instruments included in OCI will be reclassified into earnings within the next 12 months. There was no ineffectiveness during fiscal years ended November 1, 2014 and November 2, 2013.

All of the Company’s derivative financial instruments are subject to master netting arrangements that allow the Company and its counterparties to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled under these arrangements have been presented in the Company's consolidated balance sheet on a net basis. As of November 1, 2014 and November 2, 2013, none of the master netting arrangements involved collateral. The following table presents the gross amounts of the Company's derivative assets and liabilities and the net amounts recorded in our consolidated balance sheet as of November 1, 2014 and November 2, 2013:

	November 1, 2014	November 2, 2013
Gross amount of recognized (liabilities) assets	(10,736)	$4,217
Gross amounts recognized assets (liabilities) offset in the consolidated balance sheet	643	(1,950)
Net amount presented in the consolidated balance sheet (liabilities) assets	$(10,093)	$2,267

j.	Fair Value
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
The tables below, set forth by level, presents the Company’s financial assets and liabilities, excluding accrued interest components, that were accounted for at fair value on a recurring basis as of November 1, 2014 and November 2, 2013. The tables exclude cash on hand and assets and liabilities that are measured at historical cost or any basis other than fair value. As of November 1, 2014 and November 2, 2013, the Company held $121.3 million and $45.6 million, respectively, of cash and held-to-maturity investments that were excluded from the tables below.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	November 1, 2014
	Fair Value measurement at Reporting Date using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents:
Available-for-sale:
Institutional money market funds	$178,067	$—	$—	$178,067
Corporate obligations (1)	—	269,901	—	269,901
Short - term investments:
Available-for-sale:
Securities with one year or less to maturity:
Corporate obligations (1)	—	2,122,120	—	2,122,120
Floating rate notes, issued at par	—	85,061	—	85,061
Floating rate notes (1)	—	50,010	—	50,010
Securities with greater than one year to maturity:
Floating rate notes, issued at par	—	40,044	—	40,044
Other assets:
Deferred compensation investments	21,393	—	—	21,393
Interest rate swap agreements	—	1,723	—	1,723
Total assets measured at fair value	$199,460	$2,568,859	$—	$2,768,319
Liabilities
Contingent consideration	—	—	4,806	4,806
Forward foreign currency exchange contracts (2)	—	10,093	—	10,093
Total liabilities measured at fair value	$—	$10,093	$4,806	$14,899

(1)	The amortized cost of the Company’s investments classified as available-for-sale as of November 1, 2014 was $2.3 billion.

(2)
The Company has a master netting arrangement by counterparty with respect to derivative contracts. See Note 2i, Derivative Instruments and Hedging Agreements, for more information related to the Company's master netting arrangements.

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

(2)
The Company has a master netting arrangement by counterparty with respect to derivative contracts. See Note 2i, Derivative Instruments and Hedging Agreements, for more information related to the Company's master netting arrangements.

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
Forward foreign currency exchange contracts — The estimated fair value of forward foreign currency exchange contracts, which includes derivatives that are accounted for as cash flow hedges and those that are not designated as cash flow hedges, is based on the estimated amount the Company would receive if it sold these agreements at the reporting date taking into consideration current interest rates as well as the creditworthiness of the counterparty for assets and the Company’s creditworthiness for liabilities. The fair value of these instruments is based upon valuation models using current market information such as strike price, spot rate, maturity date and volatility.
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
The fair value measurement of the contingent consideration encompasses the following significant unobservable inputs:

Unobservable Inputs	Range
Estimated contingent consideration payments	$5,000
Discount rate	0% - 10%
Timing of cash flows	1 - 2 years
Probability of achievement	95% - 100%
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
The following table summarizes the change in the fair value of the contingent consideration measured using significant unobservable inputs (Level 3) from November 3, 2012 to November 1, 2014:

Contingent Consideration
Balance as of November 3, 2012	$12,219
Payment made (1)	(6,000)
Fair value adjustment (2)	260
Balance as of November 2, 2013	$6,479
Contingent consideration liability recorded	1,888
Payment made (1)	(4,000)
Fair value adjustment (2)	439
Balance as of November 1, 2014	$4,806

(1)
The payment is reflected in the statements of cash flows as cash used in financing activities related to the liability recognized at fair value as of the acquisition date and as cash provided by operating activities related to the fair value adjustments previously recognized in earnings.

(2)	Recorded in research and development expense in the consolidated statements of income.
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
On April 4, 2011, the Company issued $375.0 million aggregate principal amount of 3.0% senior unsecured notes due April 15, 2016 (the 2016 Notes) with semi-annual fixed interest payments due on April 15 and October 15 of each year, commencing October 15, 2011. Based on quotes received from third-party banks, the fair value of the 2016 Notes as of November 1, 2014 and November 2, 2013 was $386.3 million and $392.8 million, respectively and is classified as a Level 1 measurement according to the fair value hierarchy.
On June 3, 2013, the Company issued $500.0 million aggregate principal amount of 2.875% senior unsecured notes due June 1, 2023 (the 2023 Notes) with semi-annual fixed interest payments due on June 1 and December 1 of each year, commencing December 1, 2013. Based on quotes received from third-party banks, the fair value of the 2023 Notes as of November 1, 2014 and November 2, 2013 was $483.5 million and $466.0 million and is classified as a Level 1 measurement according to the fair value hierarchy.

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

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Revenue from product sales to customers is generally recognized when title passes, which is upon shipment in the U.S. and for certain foreign counties. Shipments to other foreign countries is subsequent to product shipment. Title for these shipments to these other foreign countries ordinarily passes within a week of shipment. Accordingly, we defer the revenue recognized relating to these other foreign countries until title has passed. For multiple element arrangements, the Company allocates arrangement consideration among the elements based on the relative fair values of those elements as determined using vendor-specific objective evidence or third-party evidence. The Company uses its best estimate of selling price to allocate arrangement consideration between the deliverables in cases where neither vendor-specific objective evidence nor third-party evidence is available. A reserve for sales returns and allowances for customers is recorded based on historical experience or specific identification of an event necessitating a reserve.
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

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
As of November 1, 2014 and November 2, 2013, the Company had gross deferred revenue of $349.7 million and $309.2 million, respectively, and gross deferred cost of sales of $71.3 million and $61.8 million, respectively. Deferred income on shipments to distributors increased in fiscal 2014 primarily as a result of higher demand for products, as well as the Acquisition and, to a lesser extent, a mix shift in favor of higher margin products sold into the channel.
The Company generally offers a twelve-month warranty for its products. The Company’s warranty policy provides for replacement of defective products. Specific accruals are recorded for known product warranty issues. Product warranty expenses during fiscal 2014, 2013 and 2012 were not material.

o.	Accumulated Other Comprehensive (Loss) Income
Other comprehensive (loss) income includes certain transactions that have generally been reported in the consolidated statement of shareholders’ equity. The components of accumulated other comprehensive loss at November 1, 2014 and November 2, 2013 consisted of the following, net of tax:

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Foreign currency translation adjustment	Unrealized holding gains on available for sale securities classified as short-term investments	Unrealized holding (losses) on available for sale securities classified as short-term investments	Unrealized holding Gains on Derivatives	Pension Plans	Total
November 2, 2013	$483	$953	$(435)	$9,097	$(90,644)	$(80,546)
Other comprehensive income before reclassifications	(3,236)	(596)	104	(10,266)	(90,025)	(104,019)
Amounts reclassified out of other comprehensive income	—	—	—	764	4,323	5,087
Tax effects	(2,379)	161	25	1,064	12,081	10,952
Other comprehensive income	(5,615)	(435)	129	(8,438)	(73,621)	(87,980)
November 1, 2014	$(5,132)	$518	$(306)	$659	$(164,265)	$(168,526)
The amounts reclassified out of accumulated other comprehensive income into the consolidated statement of income, with presentation location during each period were as follows:

	2014
Comprehensive Income Component		Location
Unrealized holding (losses) gains on derivatives
Currency forwards	$1,134	Cost of sales
	(209)	Research and development
	934	Selling, marketing, general and administrative
Treasury rate lock	(1,095)	Interest, expense
	764	Total before tax
	148	Tax
	$912	Net of tax

Amortization of pension components
Transition obligation	$19	a
Prior service credit	(240)	a
Actuarial losses	4,544	a
	4,323	Total before tax
	(645)	Tax
	$3,678	Net of tax

Total amounts reclassified out of accumulated other comprehensive income, net of tax	$4,590
______________
a) The amortization of pension components is included in the computation of net periodic pension cost. For further information see Note 13, Retirement Plans.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

p.	Advertising Expense
Advertising costs are expensed as incurred. Advertising expense was approximately $3.2 million in fiscal 2014, $3.3 million in fiscal 2013 and $3.9 million in fiscal 2012.

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
The following table sets forth the computation of basic and diluted earnings per share:

	2014	2013	2012
Net Income	$629,320	$673,487	$651,236
Basic shares:
Weighted average shares outstanding	313,195	307,763	298,761
Earnings per share basic	$2.01	$2.19	$2.18

Diluted shares:
Weighted average shares outstanding	313,195	307,763	298,761
Assumed exercise of common stock equivalents	4,832	6,278	7,430
Weighted average common and common equivalent shares	318,027	314,041	306,191
Earnings per share diluted	$1.98	$2.14	$2.13
Anti-dilutive shares related to:
Outstanding stock options	2,911	4,116	7,209

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

s.	Stock-Based Compensation
Stock-based compensation is measured at the grant date based on the grant-date fair value of the awards ultimately expected to vest, and is recognized as an expense on a straight-line basis over the vesting period, which is generally five years for stock options and three years for restricted stock units. In addition to restricted stock units with a service condition, the Company grants restricted stock units with both a market condition and a service condition (market-based restricted stock units). The number of shares of the Company's common stock to be issued upon vesting of market-based restricted stock units will range from 0% to 200% of the target amount, based on the comparison of the Company's total shareholder return (TSR) to the median TSR of a specified peer group over a three-year period. TSR is a measure of stock price appreciation plus any dividends paid during the performance period. Determining the amount of stock-based compensation to be recorded for stock options and market-based restricted stock units requires the Company to develop estimates used in calculating the grant-date fair value of awards. The Company uses the Black-Scholes valuation model to calculate the grant-date fair value of stock option awards and the Monte Carlo simulation model to calculate the grant-date fair value of market-based restricted stock units. The use of these valuation models requires the Company to make estimates and assumptions, such as expected volatility, expected term, risk-free interest rate, expected dividend yield and forfeiture rates. The grant-date fair value of restricted stock units with only a service condition represents the value of the Company's common stock on the date of grant, reduced by the present value of dividends expected to be paid on the Company's common stock prior to vesting.
See Note 3 for additional information relating to stock-based compensation.

t.	New Accounting Pronouncements
Standards Implemented
Comprehensive Income
In January 2013, the Financial Accounting Standards Board (FASB) issued ASU No. 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income (ASU No. 2013-02), which seeks to improve the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments in ASU No. 2013-02 supersede the presentation requirements for reclassifications out of accumulated other comprehensive income in ASU No. 2011-05, Presentation of Comprehensive Income, and ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The adoption of ASU No. 2013-02 in the first quarter of fiscal 2014 required additional disclosures related to comprehensive income but did not impact the Company's financial condition or results of operations.
Balance Sheet
In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities (ASU No. 2011-11). ASU No. 2011-11 amended ASC 210, Balance Sheet, to converge the presentation of offsetting assets and liabilities between U.S. GAAP and IFRS. ASU No. 2011-11 requires that entities disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The Company adopted ASU No. 2011-11 in the first quarter of fiscal 2014. Subsequently, in January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about offsetting Assets and Liabilities, which clarifies that the scope of ASU No. 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. The adoption of ASU No. 2011-11 and ASU No. 2013-01 in the first quarter of fiscal 2014 required additional disclosures related to offsetting assets and liabilities but did not impact the Company's financial condition or results of operations.
Standards to be Implemented
Stock Compensation
In June 2014, the FASB issued ASU No. 2014-12 (ASU 2014-12), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

after December 15, 2015, which is the Company’s first quarter of fiscal 2017. Early adoption is permitted. The adoption of ASU 2014-12 in the first quarter of fiscal 2017 is not expected to have a material impact on the Company's financial condition or results of operations.
Revenue Recognition
In May 2014, the FASB issued ASU No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, which is the Company’s first quarter of fiscal 2018. Early application is not permitted. The guidance allows for the amendment to be applied either retrospectively to each prior reporting period presented or retrospectively as a cumulative-effect adjustment as of the date of adoption. The Company is in the process of evaluating the impact of adoption on its consolidated financial statements.
Discontinued Operations
In April 2014, the FASB issued ASU No. 2014-08 (ASU 2014-08), Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which raises the threshold for disposals to qualify as discontinued operations. Under the new guidance, a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale, should be reported as discontinued operations. ASU 2014-08 also expands the disclosure requirements for discontinued operations and adds new disclosures for individually significant dispositions that do not qualify as discontinued operations. ASU 2014-08 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014, which is the Company's first quarter of fiscal 2016. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in the financial statements previously issued or available for issuance. As of November 1, 2014, there have been no disposals or classifications as held for sale that would be subject to ASU 2014-08. As such, the Company will consider the adoption of this standard upon the earlier of a disposal or classification as held for sale.
Income Taxes
In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU No. 2013-11). ASU No. 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, with certain exceptions. ASU No. 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, which is the Company's first quarter of fiscal 2015. Early adoption is permitted. The adoption of ASU No. 2013-11 in the first quarter of fiscal 2015 will affect the presentation of the Company's unrecognized tax benefits but will not impact the Company's financial condition or results of operations.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. Stock-Based Compensation and Shareholders’ Equity
Equity Compensation Plans
The Company grants, or has granted, stock options and other stock and stock-based awards under the Company's Amended and Restated 2006 Stock Incentive Plan (2006 Plan). This plan was originally approved by shareholders on March 14, 2006 and subsequently shareholders approved the amended and restated 2006 Plan in March 2014. The 2006 Plan provides for the grant of up to 34 million shares of the Company’s common stock, plus such number of additional shares that were subject to outstanding options under the Company’s previous plans that are not issued because the applicable option award subsequently terminates or expires without being exercised. The 2006 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. Employees, officers, directors, consultants and advisors of the Company and its subsidiaries are eligible to be granted awards under the 2006 Plan. No award may be made under the 2006 Plan after March 12, 2021, but awards previously granted may extend beyond that date. The Company will not grant further equity awards under any previous plans.
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
As of November 1, 2014, a total of 19.4 million common shares were available for future grant under the 2006 Plan and 36.7 million common shares were reserved for issuance under the 2006 Plan and the Company's previous plans.

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
Hittite Replacement Awards
In connection with the Acquisition, the Company issued equity awards to certain Hittite employees in replacement of Hittite equity awards that were canceled at closing. The replacement awards consisted of approximately 0.7 million restricted stock units with a weighted average grant date fair value of $48.20. The terms and intrinsic value of these awards were substantially the same as the canceled Hittite awards. The fair value of the replaced awards associated with services rendered through the date of Acquisition was recognized as a component of the total preliminary estimated acquisition consideration, and the remaining fair value of the replaced awards associated with post Acquisition services will be recognized as an expense on a straight-line basis over the remaining vesting period.
Modification of Awards
The Company has from time to time modified the terms of its equity awards to employees and directors. The modifications made to the Company’s equity awards in fiscal 2014, 2013 and 2012 did not result in significant incremental compensation costs, either individually or in the aggregate.
Grant-Date Fair Value
The Company uses the Black-Scholes valuation model to calculate the grant-date fair value of stock option awards and the Monte Carlo simulation model to calculate the grant-date fair value of market-based restricted stock units. The use of these valuation models requires the Company to make estimates and assumptions, such as expected volatility, expected term, risk-free interest rate, expected dividend yield and forfeiture rates. The grant-date fair value of restricted stock units with only a service condition represents the value of the Company's common stock on the date of grant, reduced by the present value of dividends expected to be paid on the Company's common stock prior to vesting.
Information pertaining to the Company’s stock option awards and the related estimated weighted-average assumptions to calculate the fair value of stock options using the Black-Scholes valuation model granted is as follows:

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options	2014	2013	2012
Options granted (in thousands)	2,240	2,407	2,456
Weighted-average exercise price	$51.52	$46.40	$39.58
Weighted-average grant-date fair value	$8.74	$7.38	$7.37
Assumptions:
Weighted-average expected volatility	24.9%	24.6%	28.4%
Weighted-average expected term (in years)	5.3	5.4	5.3
Weighted-average risk-free interest rate	1.7%	1.0%	1.1%
Weighted-average expected dividend yield	2.9%	2.9%	3.0%
As it relates to our market-based restricted stock units, the Company utilizes the Monte Carlo simulation valuation model to value these awards. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the performance conditions stipulated in the award grant and calculates the fair market value for the market-based restricted stock units granted. The Monte Carlo simulation model also uses stock price volatility and other variables to estimate the probability of satisfying the performance conditions, including the possibility that the market condition may not be satisfied, and the resulting fair value of the award. Information pertaining to the Company's market-based restricted stock units and the related estimated assumptions used to calculate the fair value of market-based restricted stock units granted using the Monte Carlo simulation model is as follows:

Market-based Restricted Stock Units	2014
Units granted (in thousands)	86
Grant-date fair value	$50.79
Assumptions:
Historical stock price volatility	23.2%
Risk-free interest rate	0.8%
Expected dividend yield	2.8%
Market-based restricted stock units were not granted during fiscal 2013 or 2012.
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

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation Expense
The amount of stock-based compensation expense recognized during a period is based on the value of the awards that are ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock-based award. Based on an analysis of its historical forfeitures, the Company has applied an annual forfeiture rate of 4.4% to all unvested stock-based awards as of November 1, 2014. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those options that vest.
Additional paid-in-capital (APIC) Pool
The APIC pool represents the excess tax benefits related to share-based compensation that are available to absorb future tax deficiencies. If the amount of future tax deficiencies is greater than the available APIC pool, the Company records the excess as income tax expense in its consolidated statements of income. For fiscal 2014, the Company had a sufficient APIC pool to cover any tax deficiencies recorded and as a result, these deficiencies did not affect its results of operations. During fiscal years 2013 and 2012, the Company recognized an immaterial amount of income tax expense resulting from tax shortfalls related to share-based compensation in its consolidated statements of income.
Stock-Based Compensation Activity
A summary of the activity under the Company’s stock option plans as of November 1, 2014 and changes during the fiscal year then ended is presented below:

	Options Outstanding (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding November 2, 2013	18,992	$33.56
Options granted	2,240	$51.52
Options exercised	(6,456)	$30.99
Options forfeited	(550)	$42.62
Options expired	(42)	$42.10
Options outstanding at November 1, 2014	14,184	$37.20	5.8	$180,554
Options exercisable at November 1, 2014	8,214	$31.39	4.1	$149,773
Options vested or expected to vest at November 1, 2014 (1)	13,758	$36.89	5.7	$179,084

(1)
In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. The number of options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

The total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) during fiscal 2014, 2013 and 2012 was $130.6 million, $128.4 million and $105.4 million, respectively, and the total amount of proceeds received by the Company from exercise of these options during fiscal 2014, 2013 and 2012 was $200.1 million, $306.3 million and $191.8 million, respectively.
A summary of the Company’s restricted stock unit award activity as of November 1, 2014 and changes during the fiscal year then ended is presented below:

	Restricted Stock Units Outstanding (in thousands)	Weighted- Average Grant- Date Fair Value Per Share
Restricted stock units outstanding at November 2, 2013	2,493	$37.62
Units granted	1,876	$47.38
Restrictions lapsed	(920)	$36.02
Forfeited	(261)	$42.10
Restricted stock units outstanding at November 1, 2014	3,188	$43.46

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of November 1, 2014, there was $121.2 million of total unrecognized compensation cost related to unvested share-based awards comprised of stock options and restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.4 years. The total grant-date fair value of shares that vested during fiscal 2014, 2013 and 2012 was approximately $57.4 million, $63.9 million and $48.6 million, respectively.

Common Stock Repurchase Program
The Company’s common stock repurchase program has been in place since August 2004. In the aggregate, the Board of Directors have authorized the Company to repurchase $5.6 billion of the Company’s common stock under the program. Under the program, the Company may repurchase outstanding shares of its common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of the Company’s Board of Directors, the repurchase program will expire when the Company has repurchased all shares authorized under the program. As of November 1, 2014, the Company had repurchased a total of approximately 137.0 million shares of its common stock for approximately $4.8 billion under this program. An additional $748.2 million remains available for repurchase of shares under the current authorized program. The repurchased shares are held as authorized but unissued shares of common stock. The Company also, from time to time, repurchases shares in settlement of employee minimum tax withholding obligations due upon the vesting of restricted stock units or the exercise of stock options. The withholding amount is based on the employees minimum statutory withholding requirement. Any future common stock repurchases will be dependent upon several factors, including the Company's financial performance, outlook, liquidity and the amount of cash the Company has available in the United States.
Preferred Stock
The Company has 471,934 authorized shares of $1.00 par value preferred stock, none of which is issued or outstanding. The Board of Directors are authorized to fix designations, relative rights, preferences and limitations on the preferred stock at the time of issuance.

4.	Industry, Segment and Geographic Information
The Company operates and tracks its results in one reportable segment based on the aggregation of six operating segments, one of which was added as a result of the Acquisition. The Company designs, develops, manufactures and markets a broad range of integrated circuits (ICs). The Chief Executive Officer has been identified as the Company's Chief Operating Decision Maker. The Company has determined that all of the Company's operating segments share the following similar economic characteristics, and therefore meet the criteria established for operating segments to be aggregated into one reportable segment, namely:
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

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

over time. When this occurs, the Company reclassifies revenue by end market for prior periods. Such reclassifications typically do not materially change the sizing of, or the underlying trends of results within, each end market.

	2014			2013		2012
	Revenue	% of Total Product Revenue	Y/Y%	Revenue	% of Total Product Revenue*	Revenue	% of Total Product Revenue
Industrial	$1,333,694	47%	10%	$1,215,829	46%	$1,244,608	46%
Automotive	524,867	18%	9%	483,445	18%	464,553	17%
Consumer	325,222	11%	(20)%	404,548	15%	464,179	17%
Communications	680,990	24%	29%	529,867	20%	527,802	20%
Total Revenue	$2,864,773	100%	9%	$2,633,689	100%	$2,701,142	100%
________________

*	The sum of the individual percentages does not equal the total due to rounding.
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

	2014			2013		2012
	Revenue	% of Total Product Revenue*	Y/Y%	Revenue	% of Total Product Revenue*	Revenue	% of Total Product Revenue*
Converters	$1,285,368	45%	9%	$1,180,072	45%	$1,192,064	44%
Amplifiers/Radio frequency	806,975	28%	18%	682,759	26%	697,687	26%
Other analog	356,406	12%	(4)%	372,281	14%	397,376	15%
Subtotal analog signal processing	2,448,749	85%	10%	2,235,112	85%	2,287,127	85%
Power management & reference	174,483	6%	1%	172,920	7%	182,134	7%
Total analog products	$2,623,232	92%	9%	$2,408,032	91%	$2,469,261	91%
Digital signal processing	241,541	8%	7%	225,657	9%	231,881	9%
Total Revenue	$2,864,773	100%	9%	$2,633,689	100%	$2,701,142	100%
________________

*	The sum of the individual percentages does not equal the total due to rounding.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic Information
Revenue by geographic region is based upon the primary location of the Company's customers' design activity for its products. In fiscal years 2014, 2013 and 2012, the predominant countries comprising “Rest of North and South America” are Canada and Mexico; the predominant countries comprising “Europe” are Germany, Sweden, France and the United Kingdom; and the predominant countries comprising “Rest of Asia” are Taiwan and South Korea.

	2014	2013	2012
Revenue
United States	$821,554	$821,269	$818,653
Rest of North and South America	96,957	99,215	114,133
Europe	924,477	840,585	852,668
Japan	308,054	292,804	333,558
China	459,260	349,575	341,196
Rest of Asia	254,471	230,241	240,934
Subtotal all foreign countries	2,043,219	1,812,420	1,882,489
Total revenue	$2,864,773	$2,633,689	$2,701,142
Property, plant and equipment
United States	$255,473	$201,957	$194,937
Ireland	167,359	124,227	127,669
Philippines	180,586	165,815	164,727
All other countries	19,004	16,172	13,534
Subtotal all foreign countries	366,949	306,214	305,930
Total property, plant and equipment	$622,422	$508,171	$500,867

5.	Special Charges
The Company monitors global macroeconomic conditions on an ongoing basis and continues to assess opportunities for improved operational effectiveness and efficiency, as well as a better alignment of expenses with revenues. As a result of these assessments, the Company has undertaken various restructuring actions over the past several years. These actions are described below.
The following tables display the special charges taken for ongoing actions and a roll-forward from October 29, 2011 to November 1, 2014 of the employee separation and exit cost accruals established related to these actions.

Statement of Income	Reduction of Operating Costs
Workforce reductions	7,966
Facility closure costs	186
Non-cash impairment charge	219
Other items	60
Total Fiscal 2012 Charges	$8,431
Workforce reductions	29,848
Total Fiscal 2013 Charges	$29,848
Workforce reductions	37,873
Facility closure costs	459
Non-cash impairment charge	433
Change in estimate	(1,443)
Total Fiscal 2014 Charges	$37,322

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued Restructuring	Reduction of Operating Costs
Balance at October 29, 2011	$3,876
Fiscal 2012 special charges	8,431
Severance payments	(8,931)
Facility closure costs	(186)
Non-cash impairment charge	(219)
Effect of foreign currency on accrual	22
Balance at November 3, 2012	$2,993
Fiscal 2013 special charges	29,848
Severance payments	(12,907)
Effect of foreign currency on accrual	21
Balance at November 2, 2013	$19,955
Fiscal 2014 special charges	37,322
Severance payments	(16,790)
Effect of foreign currency on accrual	16
Balance at November 1, 2014	$40,503
During fiscal 2008 through fiscal 2011, the Company recorded special charges of approximately $45.5 million. These special charges included: $41.3 million for severance and fringe benefit costs in accordance with its ongoing benefit plan or statutory requirements at foreign locations for 245 manufacturing employees and 495 engineering and SMG&A employees; $2.1 million for lease obligation costs for facilities that the Company ceased using during the first quarter of fiscal 2009; $0.8 million for the write-off of property, plant and equipment; $0.5 million for contract termination costs and $0.3 million for clean-up and closure costs that were expensed as incurred; and $0.5 million related to the impairment of intellectual property. The Company terminated the employment of all employees associated with these actions.
During fiscal 2012, the Company recorded special charges of approximately $8.4 million. These special charges included: $7.9 million for severance and fringe benefit costs in accordance with the Company's ongoing benefit plan or statutory requirements at foreign locations for 95 manufacturing, engineering and SMG&A employees; $0.2 million for lease obligation costs for facilities that the Company ceased using during the third quarter of fiscal 2012; $0.1 million for contract termination costs; and $0.2 million for the write-off of property, plant and equipment.
During fiscal 2013, the Company recorded special charges of approximately $29.8 million for severance and fringe benefit costs in accordance with its ongoing benefit plan or statutory requirements at foreign locations for 235 engineering and SMG&A employees. As of November 1, 2014, the Company still employed 2 of the 235 employees included in this cost reduction action. These employees must continue to be employed by the Company until their employment is involuntarily terminated in order to receive the severance benefit.
During fiscal 2014, the Company recorded special charges of approximately $37.3 million. These special charges included $37.9 million for severance and fringe benefit costs in accordance with the Company's ongoing benefit plan or statutory requirements at foreign locations for 341 manufacturing, engineering and SMG&A employees; $0.5 million for lease obligations costs for facilities that the Company ceased using during the fourth quarter of fiscal 2014; and $0.4 million for the impairment of assets that have no future use located at closed facilities. In addition, the Company reversed approximately $1.4 million of its severance accrual related to charges taken in fiscal 2013 primarily due to severance costs being lower than the Company's estimates. As of November 1, 2014, the Company still employed 311 of the 341 employees included in these cost reduction actions. These employees must continue to be employed by the Company until their employment is involuntarily terminated in order to receive the severance benefit.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Acquisitions

Hittite Microwave Corporation

On July 22, 2014, the Company completed its acquisition of Hittite, a company that designs and develops high performance integrated circuits, modules, subsystems and instrumentation for radio frequency, microwave and millimeterwave applications. The total consideration paid to acquire Hittite was approximately $2.4 billion, financed through a combination of existing cash on hand and a 90-day term loan facility of $2.0 billion. The Acquisition is expected to expand the Company’s technology position in high performance signal processing solutions and drive growth in key markets. The Company completed the Acquisition through a cash tender offer (the Offer) by BBAC Corp., a wholly-owned subsidiary of the Company, for all of the outstanding shares of common stock, par value $0.01 per share, of Hittite at a purchase price of $78.00 per share, net to the seller in cash, without interest, less any applicable withholding taxes. After completion of the Offer, BBAC Corp. merged with and into Hittite, with Hittite continuing as the surviving corporation and a wholly-owned subsidiary of the Company. The results of operations of Hittite from July 22, 2014 (the Acquisition Date) are included in the Company’s consolidated statements of income for fiscal 2014. The amount revenue and earnings attributable to Hittite included in the Company's consolidated statements of income for fiscal 2014 was immaterial.

The Acquisition-date fair value of the consideration transferred in the Acquisition consisted of the following:

(in thousands)
Cash consideration	$2,424,446
Fair value of replacement share-based awards	6,541
Total estimated purchase price	$2,430,987

Hittite Replacement Awards — In connection with the Acquisition, the Company issued equity awards to certain Hittite employees in replacement of Hittite equity awards that were canceled at closing. The replacement awards consisted of approximately 0.7 million restricted stock units with a weighted average grant date fair value of $48.20. The grant-date fair value of the restricted stock units represents the value of the Company’s common stock on the date of grant, reduced by the present value of dividends expected to be paid on the Company’s common stock prior to vesting. The terms and the intrinsic value of these awards were substantially the same as the canceled Hittite awards. The $6.5 million noted in the table above represents the portion of the fair value of the replacement awards associated with services rendered though the Acquisition Date and have been included as a component of the total estimated purchase price.

The preliminary fair values of assets acquired and liabilities assumed as of the Acquisition Date is set forth in the table below. The excess of the purchase price over the aggregate fair value of identifiable net assets acquired was recorded as goodwill. None of the goodwill is expected to be deductible for tax purposes. These preliminary fair values were determined through established and generally accepted valuation techniques and are subject to change during the measurement period as valuations are finalized. As a result, the Acquisition accounting is not complete and additional information that existed at the Acquisition Date may become known to the Company during the remainder of the measurement period. As of the filing date of this Annual Report on Form 10-K, the Company is still in the process of valuing the assets acquired of Hittite's business, including inventory, fixed assets, deferred taxes and intangible assets.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands)
Cash and cash equivalents	$480,742
Marketable securities	28,008
Accounts receivable (a)	36,991
Inventories	115,377
Prepaid expenses and other assets	24,088
Property, plant and equipment	50,726
Deferred tax assets	3,531
Intangible assets (Note 2f)	666,400
Goodwill (Note 2f)	1,357,077
Total assets	$2,762,940
Assumed liabilities	53,924
Deferred tax liabilities	278,029
Total estimated purchase price	$2,430,987
____________

(a)	The fair value of accounts receivable was $37.0 million, with the gross contractual amount being $37.3 million, of which the Company estimates that $0.3 million is uncollectible.

Of the $666.4 million of acquired intangible assets, $0.9 million was recorded as in-process research and development (IPR&D) assets at estimated fair value on the Acquisition Date. The IPR&D assets acquired are being capitalized until the technology is commercially available for their intended uses at which point the assets will be amortized over their estimated useful lives. The amortizable intangible assets acquired consisted of the following, which are being amortized on a straight-line basis over their estimated useful lives.

	Fair Value (in thousands)	Weighted Average Useful Lives (in Years)
Technology-based	$15,100	4
Backlog	25,500	1
Customer relationships	624,900	9
Total amortizable intangible assets	$665,500	9

The goodwill recognized is attributable to synergies which are expected to enhance and expand the Company’s overall product portfolio and opportunities in new markets, future technologies that have yet to be determined and Hittite’s assembled workforce. Future technologies do not meet the criteria for recognition separately from goodwill because they are part of future development and growth of the business. This acquisition resulted in the creation of a new operating segment. The Company continues to operate and track its results in one reportable segment based on the aggregation of six operating segments. See Note 4, Industry, Segment and Geographic Information.

There were no significant contingencies assumed as part of the Acquisition.

The Company recognized $41.2 million of transaction-related costs, including legal, accounting, severance, debt financing, interest and other related fees that were expensed in fiscal 2014. Approximately $33.3 million of these costs are included in the consolidated statements of income in operating expenses within SMG&A expenses and approximately $7.9 million are in the consolidated statements of income within nonoperating expenses. The Company may incur additional transaction-related costs within the next twelve months related to the Acquisition that will be expensed as incurred.

The following unaudited pro forma consolidated financial information presents the Company's combined results of operations after giving effect to the Acquisition and assumes that the Acquisition, which closed on July 22, 2014, was completed on November 4, 2012 (the first day of the Company’s 2013 fiscal year). The pro forma consolidated financial information has been calculated after applying the Company’s accounting policies and includes adjustments for amortization expense of acquired intangible assets, transaction-related costs, a step-up in the value of acquired inventory and property, plant and equipment, and interest expense for the debt incurred to fund the Acquisition, together with the consequential tax effects.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(thousands, except per share data)	Pro Forma Fiscal Year
	2014	2013
Revenue	$3,075,468	$2,907,504
Net income	$778,049	$641,217
Basic net income per common share	$2.48	$2.08
Diluted net income per common share	$2.44	$2.04
Metroic Limited

On September 19, 2014, the Company, through Analog Devices Limited (ADL), its wholly-owned subsidiary, completed the acquisition of all the outstanding share capital of Metroic Limited (Metroic), a developing-stage start-up company with five employees located in Edinburgh, UK. The acquisition of Metroic is expected to help the Company to expand its energy-metering product portfolio to offer system health capabilities such as measurement accuracy, self-monitoring and enhanced tamper detection. The acquisition-date fair value of the consideration transferred totaled $4.7 million, which consisted of $2.3 million in initial cash payments at closing, an additional $0.5 million holdback for post-closing working capital adjustment and other items and the estimated fair value of contingent consideration of $1.9 million.  The contingent consideration arrangement requires additional cash payments to the former equity holders of Metroic upon the achievement of certain technological and product development milestones through December 31, 2018.  As of November 1, 2014, the Company had not made any contingent consideration payments. In addition, the Company may be obligated to pay up to an additional $2.2 million in deferred compensation expense relating to future product development and sales through December 31, 2018. The Company’s assessment of the fair value of the tangible and intangible assets acquired and liabilities assumed was based on their estimated fair values at the date of acquisition as well as consideration for a pre-existing license arrangement with Metroic, resulting in the recognition of $4.4 million of IPR&D, $1.3 million of goodwill, $0.8 million of net deferred tax liabilities and other immaterial net working capital balances. The goodwill recognized is attributable to future technologies that have yet to be determined as well as the assembled workforce of Metroic. Future technologies do not meet the criteria for recognition separately from goodwill because they are a part of future development and growth of the business. None of the goodwill is expected to be deductible for tax purposes. The Company recognized approximately $0.2 million of acquisition-related costs that were expensed in fiscal 2014, which were included in operating expenses in the consolidated statement of income.
Multigig, Inc.
On March 30, 2012, the Company acquired privately-held Multigig, Inc. (Multigig) of San Jose, California in order to help enhance the Company’s clocking capabilities in stand-alone and embedded applications and strengthen the Company’s high speed signal processing solutions. The acquisition-date fair value of the consideration transferred totaled $26.8 million, which consisted of $24.2 million in initial cash payments at closing and an additional $2.6 million subject to an indemnification holdback that was payable within 15 months of the transaction date. During the third quarter of fiscal 2012, the Company reduced this holdback amount by $0.1 million as a result of indemnification claims. During the third quarter of fiscal 2013, the Company paid the remaining $2.5 million due under the holdback. The Company’s assessment of fair value of the tangible and intangible assets acquired and liabilities assumed was based on their estimated fair values at the date of acquisition, resulting in the recognition of $15.6 million of IPR&D, $1.1 million of developed technology, $7.0 million of goodwill and $3.1 million of net deferred tax assets. The goodwill recognized is attributable to future technologies that have yet to be determined as well as the assembled workforce of Multigig. Future technologies do not meet the criteria for recognition separately from goodwill because they are a part of future development and growth of the business. None of the goodwill is expected to be deductible for tax purposes. During the fourth quarter of fiscal 2012, the Company finalized its purchase accounting for Multigig which resulted in adjustments of $0.4 million to deferred taxes and goodwill. In addition, the Company will be obligated to pay royalties to the Multigig employees on revenue recognized from the sale of certain Multigig products through the earlier of 5 years or the aggregate maximum payment of $1.0 million. Royalty payments to Multigig employees require post-acquisition services to be rendered and, as such, the Company will record these amounts as compensation expense in the related periods. As of November 1, 2014, no royalty payments have been made. The Company recognized $0.5 million of acquisition-related costs that were expensed in fiscal 2012, which were included in operating expenses in the consolidated statement of income.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lyric Semiconductor, Inc.
On June 9, 2011, the Company acquired privately-held Lyric Semiconductor, Inc. (Lyric) of Cambridge, Massachusetts. in order to help the Company achieve significant improvement in power efficiency in mixed signal processing. The acquisition-date fair value of the consideration transferred totaled $27.8 million, which consisted of $14.0 million in initial cash payments at closing and contingent consideration of up to $13.8 million. The contingent consideration arrangement requires additional cash payments to the former equity holders of Lyric upon the achievement of certain technological and product development milestones payable during the period from June 2011 through June 2016. The Company estimated the fair value of the contingent consideration arrangement utilizing the income approach. Changes in the fair value of the contingent consideration subsequent to the acquisition date primarily driven by assumptions pertaining to the achievement of the defined milestones will be recognized in operating income in the period of the estimated fair value change. As of November 1, 2014, the Company had paid $12.0 million in contingent consideration. These payments are reflected in the statements of cash flows as cash used in financing activities related to the liability recognized at fair value as of the acquisition date and cash provided by operating activities related to the fair value adjustments previously recognized in earnings. The Company’s assessment of the fair value of the tangible and intangible assets acquired and liabilities assumed was based on their estimated fair values at the date of acquisition, resulting in the recognition of $12.2 million of IPR&D, $18.9 million of goodwill and $3.3 million of net deferred tax liabilities. The goodwill recognized is attributable to future technologies that have yet to be determined as well as the assembled workforce of Lyric. Future technologies do not meet the criteria for recognition separately from goodwill because they are a part of future development and growth of the business. None of the goodwill is expected to be deductible for tax purposes. The fair value of the remaining contingent consideration was approximately $2.9 million as of November 1, 2014, all of which is included in accrued liabilities consolidated balance sheet. In addition, the Company will be obligated to pay royalties to the former equity holders of Lyric on revenue recognized from the sale of Lyric products and licenses through the earlier of 20 years or the accrual of a maximum of $25.0 million. Royalty payments to Lyric employees require post-acquisition services to be rendered and, as such, the Company will record these amounts as compensation expense in the related periods. As of November 1, 2014, an immaterial amount of royalty payments have been made. The Company recognized $0.2 million of acquisition-related costs that were expensed in fiscal 2011, which were included in operating expenses in the consolidated statement of income.
The Company has not provided pro forma results of operations for Metroic, Multigig and Lyric herein as they were not material to the Company on either an individual or an aggregate basis. The Company included the results of operations of each acquisition in its consolidated statement of income from the date of each acquisition.

7.	Deferred Compensation Plan Investments
Investments in The Analog Devices, Inc. Deferred Compensation Plan (the Deferred Compensation Plan) are classified as trading. The components of the investments as of November 1, 2014 and November 2, 2013 were as follows:

	2014	2013
Money market funds	$2,567	$3,462
Mutual funds	18,826	13,969
Total Deferred Compensation Plan investments	$21,393	$17,431
The fair values of these investments are based on published market quotes on November 1, 2014 and November 2, 2013, respectively. Adjustments to the fair value of, and income pertaining to, Deferred Compensation Plan investments are recorded in operating expenses. Gross realized and unrealized gains and losses from trading securities were not material in fiscal 2014, 2013 or 2012.

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
Other investments consist of equity securities, interests in venture capital funds and other long-term investments. Investments are stated at fair value, which is based on market quotes or are accounted for using the equity or cost method of accounting, depending on the nature of the investment, as appropriate. Realized gains and losses from equity method investments are reflected in nonoperating (income) expense based upon the Company's ownership share of the investee's financial results Realized gains or losses on cost-method investments are determined based on the specific identification basis and are recognized in nonoperating (income) expense. Adjustments to the fair value of investments classified as available-for-sale are recorded as an increase or decrease in accumulated other comprehensive (loss) income, unless the adjustment is considered an other-than-temporary impairment, in which case the adjustment is recorded as a charge in the statement of income. There were no other-than-temporary impairments recognized in any of the fiscal periods presented.
Gross realized gains of approximately $1.3 million and gross realized losses of approximately $0.1 million on sales of available-for-sale investments were recognized in fiscal 2012. There were no material net realized gains or losses from other investments during fiscal 2014 and fiscal 2013.
There were no material net unrealized gains or losses on securities classified as other investments as of November 1, 2014 and November 2, 2013.

9.	Accrued Liabilities
Accrued liabilities at November 1, 2014 and November 2, 2013 consisted of the following:

	2014	2013
Accrued compensation and benefits	$101,307	$71,094
Special charges	40,503	19,955
Other	87,074	66,551
Total accrued liabilities	$228,884	$157,600

10.	Deferred Compensation Plan Liability
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
The Company leases certain facilities, equipment and software under various operating leases that expire at various dates through 2022. The lease agreements frequently include renewal and escalation clauses and require the Company to pay taxes, insurance and maintenance costs. Total rental expense under operating leases was approximately $51.0 million in fiscal 2014, $49.0 million in fiscal 2013 and $48.0 million in fiscal 2012.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a schedule of future minimum rental payments required under long-term operating leases at November 1, 2014:

Operating
Fiscal Years	Leases
2015	$22,781
2016	13,829
2017	8,449
2018	5,449
2019	1,332
Later Years	453
Total	$52,293

12.	Commitments and Contingencies
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
The Company and its subsidiaries have various savings and retirement plans covering substantially all employees. The Company maintains a defined contribution plan for the benefit of its eligible U.S. employees. This plan provides for Company contributions of up to 5% of each participant’s total eligible compensation. In addition, the Company contributes an amount equal to each participant’s pre-tax contribution, if any, up to a maximum of 3% of each participant’s total eligible compensation. The total expense related to the defined contribution plan for U.S. employees was $24.1 million in fiscal 2014, $23.1 million in fiscal 2013 and $22.8 million in fiscal 2012. The Company also has various defined benefit pension and other retirement plans for certain non-U.S. employees that are consistent with local statutory requirements and practices. The total expense related to the various defined benefit pension and other retirement plans for certain non-U.S. employees was $29.8 million in fiscal 2014, $26.5 million in fiscal 2013 and $18.9 million in fiscal 2012.
Non-U.S. Plan Disclosures
The Company’s funding policy for its foreign defined benefit pension plans is consistent with the local requirements of each country. The plans’ assets consist primarily of U.S. and non-U.S. equity securities, bonds, property and cash. The benefit obligations and related assets under these plans have been measured at November 1, 2014 and November 2, 2013.
Components of Net Periodic Benefit Cost
Net annual periodic pension cost of non-U.S. plans is presented in the following table:

	2014	2013	2012
Service cost	$13,532	$11,323	$7,909
Interest cost	14,051	12,528	10,901
Expected return on plan assets	(13,615)	(11,771)	(10,469)
Amortization of prior service cost	(240)	(235)	—
Amortization of transition obligation	19	20	19
Recognized actuarial loss	4,544	2,999	361
Net periodic pension cost	$18,291	$14,864	$8,721
Benefit Obligations and Plan Assets
Obligation and asset data of the Company’s non-U.S. plans at each fiscal year end is presented in the following table:

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2014	2013
Change in Benefit Obligation
Benefit obligation at beginning of year	$347,665	$272,256
Service cost	13,532	11,323
Interest cost	14,051	12,528
Participant contributions	2,466	2,412
Plan Amendments	(1,106)	—
Premiums paid	(381)	(244)
Actuarial loss	112,984	41,808
Benefits paid	(3,195)	(2,693)
Exchange rate adjustment	(30,811)	10,275
Benefit obligation at end of year	$455,205	$347,665
Change in Plan Assets
Fair value of plan assets at beginning of year	$249,329	$200,161
Actual return on plan assets	21,596	26,480
Employer contributions	16,045	16,181
Participant contributions	2,466	2,412
Premiums paid	(381)	(244)
Benefits paid	(3,195)	(2,693)
Exchange rate adjustment	(16,489)	7,032
Fair value of plan assets at end of year	$269,371	$249,329
Reconciliation of Funded Status
Funded status	$(185,834)	$(98,336)
Amounts Recognized in the Balance Sheet
Current liabilities	(605)	(642)
Non-current liabilities	(185,229)	(97,694)
Net amount recognized	$(185,834)	$(98,336)

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2014	2013
Reconciliation of Amounts Recognized in the Statement of Financial Position
Initial net obligation	$(63)	$(85)
Prior service credit	5,121	4,657
Net loss	(197,073)	(110,885)
Accumulated other comprehensive loss	(192,015)	(106,313)
Accumulated contributions in excess of net periodic benefit cost	6,181	7,977
Net amount recognized	$(185,834)	$(98,336)
Changes Recognized in Other Comprehensive Income
Changes in plan assets and benefit obligations recognized in other comprehensive income
Prior service cost	$(1,106)	$—
Net loss arising during the year (includes curtailment gains not recognized as a component of net periodic cost)	$105,003	$27,099
Effect of exchange rates on amounts included in accumulated other comprehensive income (loss)	(13,872)	3,912
Amounts recognized as a component of net periodic benefit cost
Amortization, settlement or curtailment recognition of net transition obligation	(19)	(20)
Amortization or curtailment recognition of prior service credit (cost)	240	235
Amortization or settlement recognition of net loss	(4,544)	(2,999)
Total recognized in other comprehensive loss	$85,702	$28,227
Total recognized in net periodic cost and other comprehensive loss	$103,993	$43,091
Estimated amounts that will be amortized from accumulated other comprehensive (loss) income over the next fiscal year
Initial net obligation	$(19)	$(20)
Prior service credit	275	240
Net loss	(8,564)	(4,523)
Total	$(8,308)	$(4,303)
The accumulated benefit obligation for non-U.S. pension plans was $351.9 million and $272.0 million at November 1, 2014 and November 2, 2013, respectively.
Information relating to the Company’s non-U.S. plans with projected benefit obligations in excess of plan assets and accumulated benefit obligations in excess of plan assets at each fiscal year end is presented in the following table:

	2014	2013
Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	$455,205	$347,665
Fair value of plan assets	$269,371	$249,329
Plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$384,225	$280,958
Accumulated benefit obligation	$298,620	$221,715
Fair value of plan assets	$201,119	$185,863

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumptions
The range of assumptions used for the non-U.S. defined benefit plans reflects the different economic environments within the various countries. The projected benefit obligation was determined using the following weighted-average assumptions:

	2014	2013
Discount rate	2.95%	4.05%
Rate of increase in compensation levels	2.77%	2.84%
Net annual periodic pension cost was determined using the following weighted average assumptions:

	2014	2013
Discount rate	4.05%	4.55%
Expected long-term return on plan assets	5.46%	5.59%
Rate of increase in compensation levels	2.84%	2.85%
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
Fair value of plan assets
The following table presents plan assets measured at fair value on a recurring basis by investment categories as of November 1, 2014 and November 2, 2013 using the same three-level hierarchy described in Note 2j:

	November 1, 2014				November 2, 2013
	Fair Value Measurement at Reporting Date Using:				Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Unit trust funds(1)	$—	$201,554	$—	$201,554	$—	$183,062	$—	$183,062
Equities(1)	—	30,113	121	30,234	3,676	29,194	125	32,995
Fixed income securities(2)	—	33,746	—	33,746	—	29,356	—	29,356
Property(3)	—	—	3,029	3,029	—	—	3,146	3,146
Cash and cash equivalents	808	—	—	808	770	—	—	770
Total assets measured at fair value	$808	$265,413	$3,150	$269,371	$4,446	$241,612	$3,271	$249,329
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

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The table below presents a reconciliation of the plan assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for fiscal years 2014 and 2013 .

	Properties	Equities
Balance as of November 3, 2012	$2,881	$684
Purchases, sales, and settlements, net	—	(522)
Realized and unrealized return on plan assets	116	—
Exchange rate adjustment	149	(37)
Balance as of November 2, 2013	$3,146	$125
Purchases, sales, and settlements, net	3	(1)
Realized and unrealized return on plan assets	120	—
Exchange rate adjustment	(240)	(3)
Balance as of November 1, 2014	$3,029	$121
Estimated future cash flows
Expected fiscal 2015 Company contributions and estimated future benefit payments are as follows:

Expected Company Contributions
2015	$15,763
Expected Benefit Payments
2015	$3,468
2016	$4,002
2017	$4,047
2018	$4,359
2019	$4,922
2020 through 2024	$37,340

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Income Taxes
The reconciliation of income tax computed at the U.S. federal statutory rates to income tax expense is as follows:

	2014	2013	2012
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
Income tax provision reconciliation:
Tax at statutory rate:	$255,271	$285,363	$284,737
Net foreign income subject to lower tax rate	(179,329)	(162,286)	(117,679)
State income taxes, net of federal benefit	(6,361)	(2,098)	(2,472)
Valuation allowance	2,846	3,113	3,908
Federal research and development tax credits	(1,165)	(12,914)	(964)
Change in uncertain tax positions	719	37,226	(5,184)
Amortization of purchased intangibles	8,126	—	—
Acquisitions	15,656	—	—
Other, net	4,262	(6,568)	(49)
Total income tax provision	$100,025	$141,836	$162,297
For financial reporting purposes, income before income taxes includes the following components:

	2014	2013	2012
Pretax income:
Domestic	$127,084	$124,737	$233,478
Foreign	602,261	690,586	580,055
Income before income taxes	$729,345	$815,323	$813,533
The components of the provision for income taxes are as follows:

	2014	2013	2012
Current:
Federal tax	$128,591	$88,431	$90,303
Foreign	48,829	70,656	80,825
State	316	448	970
Total current	$177,736	$159,535	$172,098
Deferred (prepaid):
Federal	$(74,263)	$(18,182)	$(9,948)
State	(1,113)	1,982	(551)
Foreign	(2,335)	(1,499)	698
Total (prepaid) deferred	$(77,711)	$(17,699)	$(9,801)
The Company continues to intend to reinvest certain of its foreign earnings indefinitely. Accordingly, no U.S. income taxes have been provided for approximately $4.3 billion of unremitted earnings of international subsidiaries. As of November 1, 2014, the amount of unrecognized deferred tax liability on these earnings was $1.2 billion.
The significant components of the Company’s deferred tax assets and liabilities for the fiscal years ended November 1, 2014 and November 2, 2013 are as follows:

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2014	2013
Deferred tax assets:
Inventory reserves	$25,236	$23,238
Deferred income on shipments to distributors	38,025	34,882
Reserves for compensation and benefits	50,895	32,473
Tax credit carryovers	59,909	48,920
Stock-based compensation	74,487	89,944
Depreciation	3,490	4,507
Sale of business assets	—	22,564
Capital loss carryover	4,266	—
Acquisition-related intangibles	7,030	—
Other	22,165	24,803
Total gross deferred tax assets	285,503	281,331
Valuation allowance	(52,064)	(43,502)
Total deferred tax assets	233,439	237,829
Deferred tax liabilities:
Depreciation	(43,337)	(46,636)
Undistributed earnings of foreign subsidiaries	(31,904)	(26,325)
Acquisition-related intangibles	(235,569)	(4,627)
Other	(2,236)	(3,753)
Total gross deferred tax liabilities	(313,046)	(81,341)
Net deferred tax (liabilities) assets	$(79,607)	$156,488
The valuation allowances of $52.1 million and $43.5 million at November 1, 2014 and November 2, 2013, respectively, are valuation allowances for the Company’s state credit carryover and capital loss carryover. The state credit carryover of $56.7 million will begin to expire in 2015 and the capital loss carryover of $4.3 million will expire in 2024.
As of November 1, 2014, the Company has foreign tax credit carryforwards of $3.1 million to offset future passive income. If not used, these carryforwards will expire between 2019 and 2023.
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
As of November 1, 2014 and November 2, 2013, the Company had a liability of $63.0 million and $62.3 million, respectively, for unrealized tax benefits, all of which, if settled in the Company’s favor, would lower the Company’s effective tax rate in the period recorded. In addition, as of November 1, 2014 and November 2, 2013, the Company had a liability of approximately $12.0 million and $10.1 million, respectively, for interest and penalties. The Company includes interest and penalties related to unrecognized tax benefits within the provision for taxes in the consolidated statements of income. The total liability as of November 1, 2014 and November 2, 2013 of $70.6 million and $71.3 million, respectively, for uncertain tax positions is classified as non-current, and is included in other non-current liabilities, because the Company believes that the ultimate payment or settlement of these liabilities may not occur within the next twelve months. The consolidated statements of income for fiscal years 2014, 2013 and 2012 include $1.9 million, $7.1 million and $(7.1) million, respectively, of interest and penalties related to these uncertain tax positions. Over the next fiscal year, the Company anticipates the liability to be reduced by $2.8 million for the possible expiration of an income tax statute of limitations.
The following table summarizes the changes in the total amounts of unrealized tax benefits for fiscal 2012 through fiscal 2014.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unrealized Tax Benefits
Balance, November 3, 2012	$7,103
Additions for tax positions related to current year	22,762
Additions for tax positions related to prior years	41,945
Reductions for tax positions related to prior years	(2,176)
Reductions due to lapse of applicable statute of limitations	(1,495)
Balance, November 2, 2013	$68,139
Additions for tax positions related to current year	214
Reductions for tax positions related to prior years	(1,321)
Reductions due to lapse of applicable statute of limitations	(1,568)
Balance, November 1, 2014	$65,464
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
All of the Company's U.S. federal tax returns prior to fiscal 2011 are no longer subject to examination.
All of the Company's Ireland tax returns prior to fiscal 2010 are no longer subject to examination.

15.	Revolving Credit Facility
As of November 1, 2014, the Company had $2.9 billion of cash and cash equivalents and short-term investments, of which $856.5 million was held in the United States. The balance of the Company’s cash and cash equivalents and short-term investments was held outside the United States in various foreign subsidiaries. As the Company intends to reinvest its foreign earnings indefinitely, this cash is not available to meet the Company's cash requirements in the United States, including cash dividends and common stock repurchases. During December 2012, the Company terminated its five-year, $165.0 million unsecured revolving credit facility with certain institutional lenders entered into in May 2008. On December 19, 2012, the Company entered into a five-year, $500.0 million senior unsecured revolving credit facility with certain institutional lenders (the Credit Agreement). In June 2014, the Company amended this credit facility to temporarily increase the amount of allowed subsidiary indebtedness related to the financing of the Acquisition. To date, the Company has not borrowed under this credit facility but the Company may borrow in the future and use the proceeds for repayment of existing indebtedness, stock repurchases, acquisitions, capital expenditures, working capital and other lawful corporate purposes. Revolving loans under the Credit Agreement (other than swing line loans) bear interest, at the Company's option, at either a rate equal to (a) the Eurodollar Rate (as defined in the Credit Agreement) plus a margin based on the Company's debt rating or (b) the Base Rate (defined as the highest of (i) the Bank of America prime rate, (ii) the Federal Funds Rate (as defined in the Credit Agreement) plus .50% or (iii) one month Eurodollar Rate plus 1.00%) plus a margin based on the Company's debt rating. The terms of the facility impose restrictions on the Company’s ability to undertake certain transactions, to create certain liens on assets and to incur certain subsidiary indebtedness. In addition, the Credit Agreement contains a consolidated leverage ratio covenant of total consolidated funded debt to consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) of not greater than 3.0 to 1.0. As of November 1, 2014, the Company was compliant with these covenants.

16.	Debt
On June 30, 2009, the Company issued $375.0 million aggregate principal amount of 5.0% senior unsecured notes due July 1, 2014 (the 2014 Notes) with semi-annual fixed interest payments due on January 1 and July 1 of each year, commencing January 1, 2010. The sale of the 2014 Notes was made pursuant to the terms of an underwriting agreement dated, June 25, 2009 between the Company and Credit Suisse Securities (USA) LLC, as representative of the several underwriters named therein.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The net proceeds of the offering were $370.4 million, after issuing at a discount and deducting expenses, underwriting discounts and commissions, which were amortized over the term of the 2014 Notes.
On June 30, 2009, the Company entered into interest rate swap transactions related to its outstanding 2014 Notes where the Company swapped the notional amount of its $375.0 million of fixed rate debt at 5.0% into floating interest rate debt through July 1, 2014. The Company designated these swaps as fair value hedges. The changes in the fair value of the interest rate swaps were reflected in the carrying value of the interest rate swaps in other assets on the balance sheet. The carrying value of the debt on the balance sheet was adjusted by an equal and offsetting amount. In fiscal 2012, the Company terminated the interest rate swap agreement. The Company received $19.8 million in cash proceeds from the swap termination, which included $1.3 million in accrued interest. The proceeds, net of interest received, are disclosed in cash flows from financing activities in the Company's consolidated statements of cash flows. As a result of the termination, the carrying value of the 2014 Notes was adjusted for the change in the fair value of the interest component of the debt up to the date of the termination of the swap in an amount equal to the fair value of the swap, and was amortized into earnings as a reduction of interest expense over the remaining life of the debt. During fiscal 2012, $5.3 million was amortized into earnings as a reduction of interest expense related to the swap termination. During the third quarter of fiscal 2013, in conjunction with the redemption of the 2014 Notes, the Company recognized the remaining $8.6 million in unamortized proceeds received from the termination of the interest rate swap as other, net, within non-operating (income) expense.
During the third quarter of fiscal 2013, the Company redeemed its outstanding 2014 Notes. The redemption price was 104.744% of the principal amount of the 2014 Notes. In accordance with the applicable guidance, the Company concluded that the debt transaction qualified as a debt extinguishment and as a result recognized a net loss on debt extinguishment of approximately $10.2 million recorded in other, net within non-operating (income) expense. This loss was comprised of the make-whole premium of $17.8 million paid to bondholders on the 2014 Notes in accordance with the terms of the notes, the recognition of the remaining $8.6 million of unamortized proceeds received from the termination of the interest rate swap associated with the debt, and the write-off of approximately $1.0 million of debt issuance and discount costs that remained to be amortized. The write-off of the remaining unamortized portion of debt issuance costs, discount and swap proceeds are reflected in the Company's consolidated statements of cash flows within operating activities, and the make-whole premium is reflected within financing activities.
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
On April 4, 2011, the Company issued $375.0 million aggregate principal amount of 3.0% senior unsecured notes due April 15, 2016 (the 2016 Notes) with semi-annual fixed interest payments due on April 15 and October 15 of each year, commencing October 15, 2011. The sale of the 2016 Notes was made pursuant to the terms of an underwriting agreement, dated March 30, 2011 between the Company and Credit Suisse Securities (USA) LLC and Merrill Lynch, Pierce, Fenner and Smith Incorporated, as representative of the several underwriters named therein. The net proceeds of the offering were $370.5 million, after issuing at a discount and deducting expenses, underwriting discounts and commissions, which will be amortized over the term of the 2016 Notes. The indenture governing the 2016 Notes contains covenants that may limit the Company’s ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of its assets to, any other party. As of November 1, 2014, the Company was compliant with these covenants. The 2016 Notes are subordinated to any future secured debt and to the other liabilities of the Company’s subsidiaries.
On June 3, 2013, the Company issued $500.0 million aggregate principal amount of 2.875% senior unsecured notes due June 1, 2023 (the 2023 Notes) with semi-annual fixed interest payments due on June 1 and December 1 of each year, commencing December 1, 2013. Prior to issuing the 2023 Notes, on April 24, 2013, the Company entered into a treasury rate lock agreement with Bank of America. This agreement allowed the Company to lock a 10-year US Treasury rate of 1.7845% through June 14, 2013 for its anticipated issuance of the 2023 Notes. Upon issuing the 2023 Notes, the Company

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

simultaneously terminated the treasury rate lock agreement resulting in a gain of approximately $11.0 million. This gain will be amortized into interest expense over the 10-year term of the 2023 Notes. The sale of the 2023 Notes was made pursuant to the terms of an underwriting agreement, dated as of May 22, 2013, among the Company and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC, as the representatives of the several underwriters named therein. The net proceeds of the offering were $493.9 million, after discount and issuance costs. Debt discount and issuance costs will be amortized through interest expense over the term of the 2023 Notes. The indenture governing the 2023 Notes contains covenants that may limit the Company's ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of its assets to, any other party. As of November 1, 2014, the Company was compliant with these covenants. The notes are subordinated to any future secured debt and to the other liabilities of the Company's subsidiaries.
On July 22, 2014, the Company entered into a 90-day term loan facility in an aggregate principal amount of $2.0 billion with Credit Suisse AG, as Administrative Agent, and each lender from time to time party thereto (the Term Loan Agreement) to finance the Acquisition. On August 29, 2014 the outstanding principal balance due under the Term Loan Agreement was repaid. Loans under the Term Loan Agreement bore interest at the Eurodollar Rate (as defined in the Term Loan Agreement) plus 1.00% (1.16% as of August 2, 2014). Payments of the principal amounts of revolving loans under the Term Loan Agreement were due no later than October 20, 2014 and did not require interim amortization. Expenses incurred related to the debt were amortized over the 90-day term. The Term Loan Agreement contained customary representations and warranties and affirmative and negative covenants, including, among others, limitations on liens, indebtedness of subsidiaries, mergers and other fundamental changes, sales and other dispositions of property or assets and transactions with affiliates. The Term Loan Agreement contained a consolidated leverage ratio covenant of total consolidated funded debt to consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) of not greater than 3.0 to 1.0.
The Company’s principal payments related to its debt obligations are as follows: $375.0 million in fiscal 2016 and $500.0 million in fiscal 2023.

17.	Gain on Sale of Product Line

On October 31, 2013, the Company completed the sale of the assets and intellectual property related to its microphone product line to InvenSense, Inc. (InvenSense). The Company received $100.0 million in cash for the assets and intellectual property and after providing for the write-off of inventory, fixed assets and other costs incurred to complete the transaction, recorded a net gain of $85.4 million in nonoperating income during fiscal 2013. The Company has agreed to provide InvenSense with various transition services subsequent to the closing. The Company may receive additional cash payments, not to exceed $70.0 million, based on the achievement of certain revenue milestones through the first anniversary of the closing date. As of November 1, 2014 the Company had not received and does not expect to receive any additional cash payments. The sale of the assets and intellectual property related to the microphone product line did not qualify as a discontinued operation as it was not considered to be a component of an the Company.

18.	Subsequent Events

On November 24, 2014, the Board of Directors of the Company declared a cash dividend of $0.37 per outstanding share of common stock. The dividend will be paid on December 16, 2014 to all shareholders of record at the close of business on December 5, 2014.

ANALOG DEVICES, INC.
SUPPLEMENTARY FINANCIAL INFORMATION
(Unaudited)
Quarterly financial information for fiscal 2014 and fiscal 2013 (thousands, except per share amounts and as noted) include results of operations of Hittite from July 22, 2014:

	4Q14	3Q14	2Q14	1Q14	4Q13	3Q13	2Q13	1Q13
Revenue	814,247	727,752	694,536	628,238	678,133	674,172	659,250	622,134
Cost of sales (a)	328,210	251,462	235,793	219,120	233,263	239,110	237,055	231,850
Gross margin	486,037	476,290	458,743	409,118	444,870	435,062	422,195	390,284
% of Revenue	59.7%	65.4%	66.1%	65.1%	65.6%	64.5%	64.0%	62.7%
Research and development	154,797	140,095	136,203	128,591	130,979	128,892	128,055	125,109
Selling, marketing, general and administrative	121,424	132,989	102,085	98,178	98,197	97,773	102,703	97,560
Special charges	34,637	—	—	2,685	15,777	—	—	14,071
Amortization of intangibles	25,250	660	55	55	55	55	55	55
Total operating expenses	336,108	273,744	238,343	229,509	245,008	226,720	230,813	236,795
Operating income	149,929	202,546	220,400	179,609	199,862	208,342	191,382	153,489
% of Revenue	18%	28%	32%	29%	29%	31%	29%	25%
Nonoperating (income) expenses:
Interest expense	13,161	8,178	6,874	6,571	6,659	7,672	6,357	6,414
Interest income	(2,046)	(3,442)	(3,401)	(3,284)	(3,351)	(3,125)	(3,044)	(3,233)
Other, net (b)	116	422	(441)	431	(85,958)	8,754	408	199
Total nonoperating (income) expense	11,231	5,158	3,032	3,718	(82,650)	13,301	3,721	3,380
Income before income taxes	138,698	197,388	217,368	175,891	282,512	195,041	187,661	150,109
% of Revenue	17%	27%	31%	28%	42%	29%	28%	24%
Provision for income taxes (c)	30,003	16,782	29,935	23,305	80,958	18,802	23,189	18,887
Net income	108,695	180,606	187,433	152,586	201,554	176,239	164,472	131,222
% of Revenue	13%	25%	27%	24%	30%	26%	25%	21%
Basic earnings per share	0.35	0.57	0.60	0.49	0.65	0.57	0.53	0.43
Diluted earnings per share	0.34	0.57	0.59	0.48	0.64	0.56	0.52	0.42
Shares used to compute earnings per share (in thousands):
Basic	312,815	314,190	313,488	312,286	311,009	309,117	307,444	303,484
Diluted	316,868	318,876	318,347	318,017	317,216	315,307	313,368	310,275
Dividends declared per share	0.37	0.37	0.37	0.34	0.34	0.34	0.34	0.30

a) Cost of sales in the fourth quarter of fiscal 2014 includes $53.6 million related to the sale of acquired inventory written up to fair value as a result of the Acquisition.
b) Other, net in the fourth quarter of fiscal 2013 includes a gain on the sale of the assets and intellectual property related to the Company's microphone product line of $85.4 million.
c) The provision for income taxes in the fourth quarter of fiscal 2013 includes (i) $36.5 million of additional tax expense recorded in connection with the Company's uncertain tax position related to the beneficial treatment of dividends paid by a foreign subsidiary and (ii) $26.7 million of income tax expense on the sale of the assets and intellectual property related to the Company's microphone product line.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Analog’s disclosure controls and procedures as of November 1, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of November 1, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management assessed the effectiveness of our internal control over financial reporting as of November 1, 2014. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated 1992 Framework.
Based on this assessment, our management concluded that, as of November 1, 2014, our internal control over financial reporting is effective based on those criteria.
Management excluded from its assessment of the Company’s internal control over financial reporting as of November 1, 2014, the internal control over financial reporting of Hittite Microwave Corporation, which was acquired by the Company on July 22, 2014.  This exclusion is consistent with guidance issued by the SEC that an assessment of a recently acquired business may be omitted from management's report on internal control over financial reporting in the year of acquisition.   Hittite represented $687.9 million and $650.7 million of our consolidated total and net assets, respectively, as of November 1, 2014 and $86.0 million and $14.5 million of our consolidated net revenues and net income, respectively, for the year ended November 1, 2014.  See a discussion of this acquisition in the Notes to the Consolidated Financial Statements at Note 6 Acquisitions, of this Annual Report in Form 10-K.

Our independent registered public accounting firm that audited the financial statements included in this annual report has issued an attestation report on our internal control over financial reporting. This report appears below.
(c) Attestation Report of the Registered Public Accounting Firm
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Analog Devices, Inc.

We have audited Analog Devices, Inc.’s internal control over financial reporting as of November 1, 2014 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Analog Devices, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Hittite Microwave Corporation, which is included in the 2014 consolidated financial statements of Analog Devices, Inc. and constituted $687.9 million and $650.7 million of total and net assets, respectively, as of November 1, 2014 and $86.0 million and $14.5 million of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Analog Devices, Inc. also did not include an evaluation of the internal control over financial reporting of Hittite Microwave Corporation.

In our opinion, Analog Devices, Inc. maintained, in all material respects, effective internal control over financial reporting as of November 1, 2014, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Analog Devices, Inc.  as of November 1, 2014 and November 2, 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended November 1, 2014 of Analog Devices, Inc. and our report dated December 10, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
December 10, 2014

(d) Changes in Internal Controls over Financial Reporting.  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended November 1, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item relating to our directors and nominees is contained under the caption “Proposal 1 — Election of Directors” contained in our 2015 proxy statement to be filed with the U.S. Securities and Exchange Commission (the SEC) within 120 days after November 1, 2014 and is incorporated herein by reference. Information required by this item relating to our executive officers is contained under the caption “EXECUTIVE OFFICERS OF THE COMPANY” in Part I of this Annual Report on Form 10-K and is incorporated herein by reference. Information required by this item relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2015 proxy statement to be filed with the SEC within 120 days after November 1, 2014 and is incorporated herein by reference.
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
During the fourth quarter of fiscal 2014, we made no material change to the procedures by which shareholders may recommend nominees to our Board of Directors, as described in our 2014 proxy statement.
Information required by this item relating to the audit committee of our Board of Directors is contained under the caption “Corporate Governance — Board of Directors Meetings and Committees — Audit Committee” in our 2015 proxy statement to be filed with the SEC within 120 days after November 1, 2014 and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
Information required by this item is contained under the captions “Corporate Governance — Director Compensation” and “Information About Executive Compensation” in our 2015 proxy statement to be filed with the SEC within 120 days after November 1, 2014 and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item relating to security ownership of certain beneficial owners and management is contained under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2015 proxy statement to be filed with the SEC within 120 days after November 1, 2014 and is incorporated herein by reference. Information required by this item relating to securities authorized for issuance under equity compensation plans is contained under the caption “Information About Executive Compensation — Securities Authorized for Issuance Under Equity Compensation Plans” in our 2015 proxy statement to be filed with the SEC within 120 days after November 1, 2014 and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item relating to transactions with related persons is contained under the caption “Corporate Governance — Certain Relationships and Related Transactions” in our 2015 proxy statement to be filed with the SEC within 120 days after November 1, 2014 and is incorporated herein by reference. Information required by this item relating to director independence is contained under the caption “Corporate Governance — Determination of Independence” in our 2015 proxy statement to be filed with the SEC within 120 days after November 1, 2014 and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this item is contained under the caption “Corporate Governance — Independent Registered Public Accounting Firm Fees and Other Matters” in our 2015 proxy statement to be filed with the SEC within 120 days after November 1, 2014 and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements
The following consolidated financial statements are included in Item 8 of this Annual Report on Form 10-K:

—	Consolidated Statements of Income for the years ended November 1, 2014, November 2, 2013 and November 3, 2012

—	Consolidated Statements of Comprehensive Income for the years ended November 1, 2014, November 2, 2013 and November 3, 2012

—	Consolidated Balance Sheets as of November 1, 2014 and November 2, 2013

—	Consolidated Statements of Shareholders’ Equity for the years ended November 1, 2014, November 2, 2013 and November 3, 2012

—	Consolidated Statements of Cash Flows for the years ended November 1, 2014, November 2, 2013 and November 3, 2012

(b)	Financial Statement Schedules
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

ANALOG DEVICES, INC.
ANNUAL REPORT ON FORM 10-K
YEAR ENDED NOVEMBER 1, 2014
ITEM 15(b)
FINANCIAL STATEMENT SCHEDULE

ANALOG DEVICES, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Years ended November 1, 2014, November 2, 2013 and November 3, 2012

(dollar amounts in thousands)

	Balance at Beginning of	Additions Charged to		Balance at End of
Description	Period	Income Statement	Deductions	Period
Accounts Receivable Reserves and Allowances:
Year ended November 3, 2012	$1,465	$1,910	$654	$2,721
Year ended November 2, 2013	$2,721	$1,789	$1,917	$2,593
Year ended November 1, 2014	$2,593	$4,563	$4,237	$2,919

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANALOG DEVICES, INC.

By:	/s/ VINCENT T. ROCHE
Vincent T. Roche President and Chief Executive Officer (Principal Executive Officer)
Date: December 10, 2014

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ray Stata	Chairman of the Board	December 10, 2014
Ray Stata

/s/ Vincent T. Roche	President and Chief Executive Officer and Director (Principal Executive Officer)	December 10, 2014
Vincent T. Roche

/s/ David A. Zinsner	Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	December 10, 2014
David A. Zinsner

/s/ Eileen Wynne	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	December 10, 2014
Eileen Wynne

/s/ Richard M. Beyer	Director	December 10, 2014
Richard M. Beyer

/s/ James A. Champy	Director	December 10, 2014
James A. Champy

/s/ Edward H. Frank	Director	December 10, 2014
Edward H. Frank

/s/ John C. Hodgson	Director	December 10, 2014
John C. Hodgson

/s/ Yves-Andre Istel	Director	December 10, 2014
Yves-Andre Istel

/s/ Neil Novich	Director	December 10, 2014
Neil Novich

Name	Title	Date

/s/ F. Grant Saviers	Director	December 10, 2014
F. Grant Saviers

/s/ Kenton J. Sicchitano	Director	December 10, 2014
Kenton J. Sicchitano

/s/ Lisa T. Su	Director	December 10, 2014
Lisa T. Su

Exhibit Index

Exhibit No.	Description
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
*10.8
Amended and Restated 2006 Stock Incentive Plan of Analog Devices, Inc., filed as exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 1, 2014 (File No. 1-7819) as filed with the Commission on February 18, 2014 and incorporated herein by reference.

*10.9
Form of Global Non-Qualified Stock Option Agreement for Employees for usage under the Company's Amended and Restated 2006 Stock Incentive Plan, filed as exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 1, 2014 (File No. 1-7819) as filed with the Commission on February 18, 2014 and incorporated herein by reference.

*10.10
Form of Non-Qualified Stock Option Agreement for Directors for usage under the Company's Amended and Restated 2006 Stock Incentive Plan, filed as exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 1, 2014 (File No. 1-7819) as filed with the Commission on February 18, 2014 and incorporated herein by reference.

*10.11
Form of Global Restricted Stock Unit Agreement for Employees for usage under the Company's Amended and Restated 2006 Stock Incentive Plan, filed as exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 1, 2014 (File No. 1-7819) as filed with the Commission on February 18, 2014 and incorporated herein by reference.

*10.12
Form of Performance Restricted Stock Unit Agreement for Employees for usage under the Company's Amended and Restated 2006 Stock Incentive Plan, filed as exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 1, 2014 (File No. 1-7819) as filed with the Commission on February 18, 2014 and incorporated herein by reference.

*10.13
Form of Restricted Stock Unit Agreement for Directors for usage under the Company's Amended and Restated 2006 Stock Incentive Plan, filed as exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 1, 2014 (File No. 1-7819) as filed with the Commission on February 18, 2014 and incorporated herein by reference.

*10.14
Analog Devices BV (Ireland) Employee Stock Option Program, as amended, filed as exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended November 2, 2002 (File No. 1-7819) as filed with the Commission on January 29, 2003 and incorporated herein by reference.

*10.15
2014 Executive Performance Incentive Plan, filed as exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-7819) as filed with the Commission on September 12, 2013 and incorporated herein by reference.

†*10.16	2015 Executive Performance Incentive Plan.
*10.17
Analog Devices, Inc. Executive Section 162(m) plan, as amended, filed as exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 2013 (File No. 1-7819) as filed with the Commission on May 21, 2013 and incorporated herein by reference.

*10.18
Form of Employee Retention Agreement, filed as exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 5, 2012 (File No. 1-7819) as filed with the Commission on May 22, 2012 and incorporated herein by reference.

*10.19
Employee Change in Control Severance Policy of Analog Devices, Inc., as amended, filed as exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1999 (File No. 1-7819) as filed with the Commission on January 28, 2000 and incorporated herein by reference.

*10.20
Senior Management Change in Control Severance Policy of Analog Devices, Inc., as amended, filed as exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1999 (File No. 1-7819) as filed with the Commission on January 28, 2000 and incorporated herein by reference.

Exhibit No.	Description
*10.21
Offer Letter for David A. Zinsner, dated November 18, 2008, filed as exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2009 (File No. 1-7819) as filed with the Commission on February 18, 2009 and incorporated herein by reference.

*10.22
Form of Indemnification Agreement for Directors and Officers, filed as exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended November 1, 2008 (File No. 1-7819) as filed with the Commission on November 25, 2008 and incorporated herein by reference.

10.23
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

10.24
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

10.26
Reimbursement Agreement dated May 18, 1992 between Analog Devices, Inc. and the trustees of Everett Street Trust, filed as exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended November 1, 1997 (File No. 1-7819) as filed with the Commission on January 28, 1998 and incorporated herein by reference.

10.27
Credit Agreement, dated as of December 19, 2012, among Analog Devices, Inc., as Borrower, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer and each lender from time to time party thereto, filed as exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-7819) as filed with the Commission on December 20, 2012 and incorporated herein by reference.

10.28
First Amendment to Credit Agreement, dated as of June 17, 2014, among Analog Devices, Inc., as Borrower, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer and each lender from time to time party thereto, filed as exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 1-7819) as filed with the Commission on August 26, 2014 and incorporated herein by reference.

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
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income for the years ended November 1, 2014, November 2, 2013 and November 3, 2012, (ii) Consolidated Balance Sheets as of November 1, 2014 and November 2, 2013, (iii) Consolidated Statements of Shareholders’ Equity for the years ended November 1, 2014, November 2, 2013 and November 3, 2012, (iv) Consolidated

Statements of Comprehensive Income for the years ended November 1, 2014, November 2, 2013 and November 3, 2012, (v) Consolidated Statements of Cash Flows for the years ended November 1, 2014, November 2, 2013 and November 3, 2012, (vi) Notes to Consolidated Financial Statements for the years ended November 1, 2014, November 2, 2013 and November 3, 2012.