Form 10-Q
period 2015-01-31
ANALOG DEVICES INC
filed 2015-02-17
CIK 6281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2015
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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐    NO  ☑
As of January 31, 2015 there were 311,627,385 shares of common stock of the registrant, $0.16 2/3 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ANALOG DEVICES, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (thousands, except per share amounts)

	Three Months Ended
	January 31, 2015	February 1, 2014
Revenue	$771,986	$628,238
Cost of sales (1)	268,379	219,120
Gross margin	503,607	409,118
Operating expenses:
Research and development (1)	151,706	128,591
Selling, marketing, general and administrative (1)	120,171	98,178
Amortization of intangibles	23,796	55
Special charges	—	2,685
	295,673	229,509
Operating income	207,934	179,609
Nonoperating expense (income):
Interest expense	6,656	6,571
Interest income	(2,044)	(3,284)
Other, net	2,552	431
	7,164	3,718
Income before income taxes	200,770	175,891
Provision for income taxes	22,013	23,305
Net income	$178,757	$152,586
Shares used to compute earnings per share – basic	311,274	312,286
Shares used to compute earnings per share – diluted	315,684	318,017
Basic earnings per share	$0.57	$0.49
Diluted earnings per share	$0.57	$0.48
Dividends declared and paid per share	$0.37	$0.34
(1) Includes stock-based compensation expense as follows:
Cost of sales	$2,392	$1,557
Research and development	$6,874	$4,859
Selling, marketing, general and administrative	$11,105	$4,991
See accompanying notes.

ANALOG DEVICES, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) (thousands)

	Three Months Ended
	January 31, 2015	February 1, 2014
Net income	$178,757	$152,586
Foreign currency translation adjustments	(8,863)	(740)
Change in fair value of available-for-sale securities classified as short-term investments (net of taxes of $28 and $33, respectively)	(306)	(168)
Change in fair value of derivative instruments designated as cash flow hedges (net of taxes of $14,892 and $329, respectively)	(31,826)	(2,077)
Changes in pension plans including prior service cost, transition obligation, net actuarial loss and foreign currency translation adjustments, (net of taxes of $282 and $162 respectively)	17,100	594
Other comprehensive loss	(23,895)	(2,391)
Comprehensive income	$154,862	$150,195

See accompanying notes.

ANALOG DEVICES, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (thousands, except per share amounts)

	January 31, 2015	November 1, 2014
ASSETS
Current Assets
Cash and cash equivalents	$650,202	$569,233
Short-term investments	2,223,079	2,297,235
Accounts receivable, net	402,350	396,605
Inventories (1)	367,238	367,927
Deferred tax assets	96,590	128,934
Prepaid income tax	16,725	6,633
Prepaid expenses and other current assets	46,853	45,319
Total current assets	3,803,037	3,811,886
Property, Plant and Equipment, at Cost
Land and buildings	498,998	495,738
Machinery and equipment	1,895,707	1,880,351
Office equipment	51,301	51,477
Leasehold improvements	51,478	50,782
	2,497,484	2,478,348
Less accumulated depreciation and amortization	1,885,012	1,855,926
Net property, plant and equipment	612,472	622,422
Other Assets
Deferred compensation plan investments	21,286	21,110
Other investments	13,703	13,397
Goodwill	1,641,793	1,642,438
Intangible assets, net	646,400	671,402
Deferred tax assets	34,365	27,249
Other assets	48,100	49,786
Total other assets	2,405,647	2,425,382
	$6,821,156	$6,859,690
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$123,456	$138,967
Deferred income on shipments to distributors, net	278,228	278,435
Income taxes payable	17,683	62,770
Accrued liabilities	213,542	228,884
Total current liabilities	632,909	709,056
Non-current liabilities
Long-term debt	872,926	872,789
Deferred income taxes	241,367	235,791
Deferred compensation plan liability	21,286	21,110
Other non-current liabilities	246,458	263,047
Total non-current liabilities	1,382,037	1,392,737
Commitments and contingencies
Shareholders’ Equity
Preferred stock, $1.00 par value, 471,934 shares authorized, none outstanding	—	—
Common stock, $0.16 2/3 par value, 1,200,000,000 shares authorized, 311,627,385 shares issued and outstanding (311,204,926 on November 1, 2014)	51,939	51,869
Capital in excess of par value	651,523	643,058
Retained earnings	4,295,169	4,231,496
Accumulated other comprehensive loss	(192,421)	(168,526)
Total shareholders’ equity	4,806,210	4,757,897
	$6,821,156	$6,859,690

(1)	Includes $3,176 and $3,291 related to stock-based compensation at January 31, 2015 and November 1, 2014, respectively.

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(thousands)

	Three Months Ended
	January 31, 2015	February 1, 2014
Cash flows from operating activities:
Net income	$178,757	$152,586
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	31,773	27,335
Amortization of intangibles	24,739	55
Stock-based compensation expense	20,371	11,407
Excess tax benefit-stock options	(4,635)	(7,604)
Deferred income taxes	(2,915)	(2,993)
Other non-cash activity	3,743	1,417
Changes in operating assets and liabilities	(83,180)	(24,730)
Total adjustments	(10,104)	4,887
Net cash provided by operating activities	168,653	157,473
Cash flows from investing activities:
Purchases of short-term available-for-sale investments	(1,211,021)	(2,234,996)
Maturities of short-term available-for-sale investments	701,149	2,029,319
Sales of short-term available-for-sale investments	583,750	212,819
Additions to property, plant and equipment	(23,760)	(48,123)
Payments for acquisitions, net of cash acquired	(118)	—
Increase in other assets	(3,729)	(3,342)
Net cash provided by (used for) investing activities	46,271	(44,323)
Cash flows from financing activities:
Dividend payments to shareholders	(115,084)	(106,024)
Repurchase of common stock	(59,636)	(88,963)
Proceeds from employee stock plans	42,793	79,600
Contingent consideration payment	—	(1,773)
Changes in other financing activities	(3,988)	22,248
Excess tax benefit-stock options	4,635	7,604
Net cash used for financing activities	(131,280)	(87,308)
Effect of exchange rate changes on cash	(2,675)	(704)
Net increase in cash and cash equivalents	80,969	25,138
Cash and cash equivalents at beginning of period	569,233	392,089
Cash and cash equivalents at end of period	$650,202	$417,227
See accompanying notes.

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2015
(all tabular amounts in thousands except per share amounts and percentages)

Note 1 – Basis of Presentation
In the opinion of management, the information furnished in the accompanying condensed consolidated financial statements reflects all normal recurring adjustments that are necessary to fairly state the results for these interim periods and should be read in conjunction with Analog Devices, Inc.’s (the Company) Annual Report on Form 10-K for the fiscal year ended November 1, 2014 and related notes. The results of operations for the interim periods shown in this report are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2015 or any future period.
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
Certain amounts reported in previous periods have been reclassified to conform to the fiscal 2015 presentation. Such reclassified amounts are immaterial. The Company has a 52-53 week fiscal year that ends on the Saturday closest to the last day in October. Fiscal 2015 and fiscal 2014 are 52-week fiscal years.

Note 2 – Revenue Recognition
Revenue from product sales to customers is generally recognized when title passes, which is upon shipment in the U.S. and for certain foreign countries. For other foreign countries, title passes subsequent to product shipment, ordinarily within a week of shipment. Accordingly, the Company defers the revenue recognized relating to these other foreign countries until title has passed. For multiple element arrangements, the Company allocates arrangement consideration among the elements based on the relative fair values of those elements as determined using vendor-specific objective evidence or third-party evidence. The Company uses its best estimate of selling price to allocate arrangement consideration between the deliverables in cases where neither vendor-specific objective evidence nor third-party evidence is available. A reserve for sales returns and allowances for customers is recorded based on historical experience or specific identification of an event necessitating a reserve.
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
As of January 31, 2015 and November 1, 2014, the Company had gross deferred revenue of $348.2 million and $349.7 million, respectively, and gross deferred cost of sales of $70.0 million and $71.3 million, respectively. Deferred income on shipments to distributors remained flat in the first three months of fiscal 2015 as distributor sales to end customers offset product shipments into the channel during the first quarter of fiscal 2015.
The Company generally offers a twelve-month warranty for its products. The Company’s warranty policy provides for replacement of defective products. Specific accruals are recorded for known product warranty issues. Product warranty expenses during each of the three-month periods ended January 31, 2015 and February 1, 2014 were not material.

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
Modification of Awards — The Company has from time to time modified the vesting terms of its equity awards to employees and directors. The modifications made to the Company’s equity awards in the first three months of fiscal 2015 or 2014 did not result in significant incremental compensation costs, either individually or in the aggregate.
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

Information pertaining to the Company’s stock option awards and the related estimated weighted-average assumptions to calculate the fair value of stock options using the Black-Scholes valuation model granted during the three-month periods ended January 31, 2015 and February 1, 2014 are as follows:

	Three Months Ended
Stock Options	January 31, 2015	February 1, 2014
Options granted (in thousands)	55	16
Weighted-average exercise price	$51.23	$48.97
Weighted-average grant-date fair value	$7.28	$7.06
Assumptions:
Weighted-average expected volatility	23.5%	23.0%
Weighted-average expected term (in years)	5.3	5.4
Weighted-average risk-free interest rate	1.6%	1.6%
Weighted-average expected dividend yield	2.9%	2.7%
The Company utilizes the Monte Carlo simulation valuation model to value market-based restricted stock units. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the performance conditions stipulated in the award grant and calculates the fair market value for the market-based restricted stock units granted. The Monte Carlo simulation model also uses stock price volatility and other variables to estimate the probability of satisfying the performance conditions, including the possibility that the market condition may not be satisfied, and the resulting fair value of the award. Market-based restricted stock units were not granted during the three-month periods ended January 31, 2015 or February 1, 2014.
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

Stock-Based Compensation Expense
The amount of stock-based compensation expense recognized during a period is based on the value of the awards that are ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock-based award. Based on an analysis of its historical forfeitures, the Company has applied an annual forfeiture rate of 4.7% to all unvested stock-based awards as of January 31, 2015. The rate of 4.7% represents the portion that is expected to be forfeited over the vesting period. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those options that vest.
Additional paid-in-capital (APIC) Pool
The APIC pool represents the excess tax benefits related to share-based compensation that are available to absorb future tax deficiencies. If the amount of future tax deficiencies is greater than the available APIC pool, the Company records the excess as income tax expense in its condensed consolidated statements of income. During the three-month periods ended

January 31, 2015 and February 1, 2014, the Company had available APIC pool to absorb tax deficiencies recorded and as a result, these deficiencies did not affect its results of operations.
Stock-Based Compensation Activity
A summary of the activity under the Company’s stock option plans as of January 31, 2015 and changes during the three-month period then ended is presented below:

Activity during the Three Months Ended January 31, 2015	Options Outstanding (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at November 1, 2014	14,184	$37.20
Options granted	55	$51.23
Options exercised	(1,333)	$32.47
Options forfeited	(57)	$44.34
Options expired	(19)	$35.93
Options outstanding at January 31, 2015	12,830	$37.72	5.8	$184,645
Options exercisable at January 31, 2015	7,560	$31.68	4.1	$154,402
Options vested or expected to vest at January 31, 2015 (1)	12,438	$37.41	5.7	$182,829

(1)
In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. The number of options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

During the three months ended January 31, 2015, the total intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) was $29.7 million, and the total amount of proceeds received by the Company from the exercise of these options was $42.8 million.

During the three months ended February 1, 2014, the total intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) was $44.9 million, and the total amount of proceeds received by the Company from the exercise of these options was $79.6 million.

A summary of the Company’s restricted stock unit award activity as of January 31, 2015 and changes during the three-month period then ended is presented below:

Activity during the Three Months Ended January 31, 2015	Restricted Stock Units Outstanding (in thousands)	Weighted- Average Grant- Date Fair Value Per Share
Restricted stock units outstanding at November 1, 2014	3,188	$43.46
Units granted	96	$44.06
Restrictions lapsed	(250)	$44.42
Forfeited	(68)	$44.77
Restricted stock units outstanding at January 31, 2015	2,966	$43.37

As of January 31, 2015, there was $102.8 million of total unrecognized compensation cost related to unvested share-based awards comprised of stock options and restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.3 years. The total grant-date fair value of shares that vested during the three months ended January 31, 2015 was approximately $16.6 million. The total grant-date fair value of shares that vested during the three months ended February 1, 2014 was approximately $39.5 million.

Note 4 – Common Stock Repurchase
The Company’s common stock repurchase program has been in place since August 2004. In the aggregate, the Board of Directors has authorized the Company to repurchase $5.6 billion of the Company’s common stock under the program. Under the program, the Company may repurchase outstanding shares of its common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of the Company’s Board of Directors, the repurchase program will expire when the Company has repurchased all shares authorized under the program. As of January 31,

2015, the Company had repurchased a total of approximately 138.1 million shares of its common stock for approximately $4.9 billion under this program. As of January 31, 2015, an additional $693.2 million remains available for repurchase of shares under the current authorized program. The repurchased shares are held as authorized but unissued shares of common stock. The Company also, from time to time, repurchases shares in settlement of employee minimum tax withholding obligations due upon the vesting of restricted stock units or the exercise of stock options. The withholding amount is based on the employee's minimum statutory withholding requirement. Any future common stock repurchases will be dependent upon several factors, including the Company's financial performance, outlook, liquidity and the amount of cash the Company has available in the United States.

Note 5 – Accumulated Other Comprehensive Income (Loss)

The following table provides the changes in accumulated other comprehensive income (loss), OCI, by component and the related tax effects during the first three months of fiscal 2015.

	Foreign currency translation adjustment	Unrealized holding gains on available for sale securities classified as short-term investments	Unrealized holding (losses) on available for sale securities classified as short-term investments	Unrealized holding gains (losses) on derivatives	Pension plans	Total
November 1, 2014	$(5,132)	$518	$(306)	$659	$(164,265)	$(168,526)
Other comprehensive income (loss) before reclassifications	(8,863)	(176)	(102)	(51,225)	15,501	(44,865)
Amounts reclassified out of other comprehensive income (loss)	—	—	—	4,507	1,881	6,388
Tax effects	—	(3)	(25)	14,892	(282)	14,582
Other comprehensive income (loss)	(8,863)	(179)	(127)	(31,826)	17,100	(23,895)
January 31, 2015	$(13,995)	$339	$(433)	$(31,167)	$(147,165)	$(192,421)

The amounts reclassified out of accumulated other comprehensive income (loss) with presentation location during each period were as follows:

	Three Months Ended	Three Months Ended
Comprehensive Income Component	January 31, 2015	February 1, 2014	Location
Unrealized holding (losses) gains on derivatives
Currency forwards	$2,362	$312	Cost of sales
	1,395	(389)	Research and development
	2,490	58	Selling, marketing, general and administrative
	(1,466)	—	(a)
Treasury rate lock	(274)	(274)	Interest, expense
	4,507	(293)	Total before tax
	98	98	Tax
	$4,605	$(195)	Net of tax

Amortization of pension components
Transition obligation	$5	$5	(b)
Prior service credit	(62)	(60)	(b)
Actuarial losses	1,938	1,135	(b)
	1,881	1,080	Total before tax
	(282)	(162)	Tax
	$1,599	$918	Net of tax

Total amounts reclassified out of accumulated other comprehensive income (loss), net of tax	$6,204	$723
______________
a) The gain related to a fixed asset purchase was reclassified out of accumulated other comprehensive income (loss) to fixed assets which will depreciate into earnings over its expected useful life.
b) The amortization of pension components is included in the computation of net periodic pension cost. For further information see Note 13, Retirement Plans, contained in Item 8 of the Annual Report on Form 10-K for the fiscal year ended November 1, 2014.

The Company estimates $12.4 million of net derivative unrealized holding losses included in OCI will be reclassified into earnings within the next twelve months. There was no ineffectiveness in the three-month periods ended January 31, 2015 and February 1, 2014.
Unrealized gains and losses on available-for-sale securities classified as short-term investments at January 31, 2015 and November 1, 2014 are as follows:

	January 31, 2015	November 1, 2014
Unrealized gains on securities classified as short-term investments	$366	$541
Unrealized losses on securities classified as short-term investments	(510)	(407)
Net unrealized (losses) gains on securities classified as short-term investments	$(144)	$134
As of January 31, 2015, the Company held 72 investment securities, 19 of which were in an unrealized loss position with gross unrealized loss of $0.5 million and an aggregate fair value of $688.1 million. As of November 1, 2014, the Company held 66 investment securities, 18 of which were in an unrealized loss position with gross unrealized loss of $0.4 million and an aggregate fair value of $694.7 million. These unrealized losses were primarily related to corporate obligations that earn lower interest rates than current market rates. None of these investments have been in a loss position for more than twelve months. As the Company does not intend to sell these investments and it is unlikely that the Company will be required to sell the investments before recovery of their amortized basis, which will be at maturity, the Company does not consider those investments to be other-than-temporarily impaired at January 31, 2015 and November 1, 2014.
Realized gains or losses on investments are determined based on the specific identification basis and are recognized in nonoperating expense (income). There were no material net realized gains or losses from the sales of available-for-sale investments during any of the fiscal periods presented.

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
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	January 31, 2015	February 1, 2014
Net Income	$178,757	$152,586
Basic shares:
Weighted-average shares outstanding	311,274	312,286
Earnings per share basic:	$0.57	$0.49
Diluted shares:
Weighted-average shares outstanding	311,274	312,286
Assumed exercise of common stock equivalents	4,410	5,731
Weighted-average common and common equivalent shares	315,684	318,017
Earnings per share diluted:	$0.57	$0.48
Anti-dilutive shares related to:
Outstanding stock options	2,205	2,242

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

The following tables display the special charges taken for ongoing actions and a roll-forward from November 1, 2014 to January 31, 2015 of the employee separation and exit cost accruals established related to these actions.

Reduction of Operating Costs
Statements of Income	Fiscal 2014
Workforce reductions	$37,873
Facility closure costs	459
Non-cash impairment charge	433
Change in estimates	(1,443)
Total Charges	$37,322

Accrued Restructuring	Reduction of Operating Costs
Balance at November 1, 2014	$40,503
Facility closure costs	(366)
Non-cash impairment charge	(433)
Severance payments	(14,795)
Effect of foreign currency on accrual	(447)
Balance at January 31, 2015	$24,462

Reduction of Operating Costs
During fiscal 2014, the Company recorded special charges of approximately $37.3 million. These special charges included $37.9 million for severance and fringe benefit costs in accordance with the Company's ongoing benefit plan or statutory requirements at foreign locations for 341 manufacturing, engineering and selling, marketing, general and administrative (SMG&A) employees; $0.5 million for lease obligation costs for facilities that the Company ceased using during the fourth quarter of fiscal 2014; and $0.4 million for the impairment of assets that have no future use located at closed facilities. The Company reversed approximately $1.4 million of its severance accrual related to charges taken in fiscal 2013 primarily due to severance costs being lower than the Company's estimates. As of January 31, 2015, the Company still employed 61 of the 341 employees included in these cost reduction actions. These employees must continue to be employed by the Company until their employment is involuntarily terminated in order to receive the severance benefit.

Note 8 – Segment Information
In the first quarter of 2015, the Company implemented organizational changes designed to accelerate the Company's growth by increasing the speed and impact of its technological innovation. The organizational changes combine the Company's market and technology teams to better position engineers with customers in order to address the evolving needs of the markets the Company serves. As a result of these organizational changes, the Company re-evaluated its reporting structure under the new organization and concluded that the Company continues to operate in one reportable segment based on the aggregation of six operating segments. The Company designs, develops, manufactures and markets a broad range of integrated circuits. The Chief Executive Officer has been identified as the Company's Chief Operating Decision Maker. The Company has determined that all of the Company's operating segments share the following similar economic characteristics, and therefore meet the criteria established for operating segments to be aggregated into one reportable segment, namely:
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

	Three Months Ended
	January 31, 2015			February 1, 2014
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue
Industrial	$349,766	45%	21%	$288,795	46%
Automotive	123,675	16%	(1)%	124,607	20%
Consumer	94,835	12%	27%	74,429	12%
Communications	203,710	26%	45%	140,407	22%
Total revenue	$771,986	100%	23%	$628,238	100%
____________
* The sum of the individual percentages does not equal the total due to rounding.

Revenue Trends by Geographic Region
Revenue by geographic region, based on the primary location of the Company's customers’ design activity for its products, for the three-month periods ended January 31, 2015 and February 1, 2014 were as follows:

	Three Months Ended
Region	January 31, 2015	February 1, 2014
United States	$234,647	$182,298
Rest of North and South America	23,160	19,436
Europe	238,581	200,687
Japan	82,668	71,091
China	130,719	100,484
Rest of Asia	62,211	54,242
Total revenue	$771,986	$628,238
In the three-month periods ended January 31, 2015 and February 1, 2014, the predominant country comprising “Rest of North and South America” is Canada; the predominant countries comprising “Europe” are Germany, Sweden, France and the United Kingdom; and the predominant countries comprising “Rest of Asia” are South Korea and Taiwan.

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
The tables below set forth by level the Company’s financial assets and liabilities, excluding accrued interest components, that are accounted for at fair value on a recurring basis as of January 31, 2015 and November 1, 2014. The tables exclude cash on hand and assets and liabilities that are measured at historical cost or any basis other than fair value. As of January 31, 2015 and November 1, 2014, the Company held $84.6 million and $121.3 million, respectively, of cash and held-to-maturity investments that were excluded from the tables below.

	January 31, 2015
	Fair Value measurement at Reporting Date using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents:
Available-for-sale:
Institutional money market funds	$156,802	$—	$—	$156,802
Corporate obligations (1)	—	408,833	—	408,833
Short - term investments:
Available-for-sale:
Securities with one year or less to maturity:
Corporate obligations (1)	—	2,033,232	—	2,033,232
Floating rate notes, issued at par	—	40,074	—	40,074
Floating rate notes (1)	—	50,014	—	50,014
Securities with greater than one year to maturity:
Floating rate notes, issued at par	—	99,759	—	99,759
Other assets:
Deferred compensation investments	21,378	—	—	21,378
Total assets measured at fair value	$178,180	$2,631,912	$—	$2,810,092
Liabilities
Forward foreign currency exchange contracts (2)	—	17,866	—	17,866
Contingent consideration	—	—	4,709	4,709
Interest rate swap agreements	—	38,070	—	38,070
Total liabilities measured at fair value	$—	$55,936	$4,709	$60,645

(1)	The amortized cost of the Company’s investments classified as available-for-sale as of January 31, 2015 was $2.3 billion.

(2)	The Company has a master netting arrangement by counterparty with respect to derivative contracts. See Note 10, Derivatives, for more information related to the Company's master netting arrangements.

	November 1, 2014
	Fair Value measurement at Reporting Date using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents:
Available-for-sale:
Institutional money market funds	$178,067	$—	$—	$178,067
Corporate obligations (1)	—	269,901	—	269,901
Short - term investments:
Available-for-sale:
Securities with one year or less to maturity:
Corporate obligations (1)	—	2,122,120	—	2,122,120
Floating rate notes, issued at par	—	85,061	—	85,061
Floating rate notes (1)	—	50,010	—	50,010
Securities with greater than one year to maturity:
Floating rate notes, issued at par	—	40,044	—	40,044
Other assets:
Deferred compensation investments	21,393	—	—	21,393
Interest rate swap agreements	—	1,723	—	1,723
Total assets measured at fair value	$199,460	$2,568,859	$—	$2,768,319
Liabilities
Contingent consideration	—	—	4,806	4,806
Forward foreign currency exchange contracts (2)	—	10,093	—	10,093
Total liabilities measured at fair value	$—	$10,093	$4,806	$14,899

(1)	The amortized cost of the Company’s investments classified as available-for-sale as of November 1, 2014 was $2.3 billion.

(2)	The Company has a master netting arrangement by counterparty with respect to derivative contracts. See Note 10, Derivatives, for more information related to the Company's master netting arrangements.
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

Interest rate swap agreements — The fair value of interest rate swap agreements is based on the quoted market price for the same or similar financial instruments.

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
The following table summarizes the change in the fair value of the contingent consideration measured using significant unobservable inputs (Level 3) from November 1, 2014 to January 31, 2015:

Contingent Consideration
Balance as of November 1, 2014	$4,806
Fair value adjustment (1)	47
Effect of foreign currency	(144)
Balance as of January 31, 2015	$4,709

(1) Recorded in research and development expense in the Company's condensed consolidated statements of income.
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
On April 4, 2011, the Company issued $375.0 million aggregate principal amount of 3.0% senior unsecured notes due April 15, 2016 (the 2016 Notes) with semi-annual fixed interest payments due on April 15 and October 15 of each year, commencing October 15, 2011. Based on quotes received from third-party banks, the fair value of the 2016 Notes as of January 31, 2015 and November 1, 2014 was $383.6 million and $386.3 million, respectively, and is classified as a Level 1 measurement according to the fair value hierarchy.
On June 3, 2013, the Company issued $500.0 million aggregate principal amount of 2.875% senior unsecured notes due June 1, 2023 (the 2023 Notes) with semi-annual fixed interest payments due on June 1 and December 1 of each year, commencing December 1, 2013. Based on quotes received from third-party banks, the fair value of the 2023 Notes as of January 31, 2015 and November 1, 2014 was $506.0 million and $483.5 million, respectively, and is classified as a Level 1 measurement according to the fair value hierarchy.

Note 10 – Derivatives
Foreign Exchange Exposure Management — The Company enters into forward foreign currency exchange contracts to offset certain operational and balance sheet exposures from the impact of changes in foreign currency exchange rates. Such exposures result from the portion of the Company’s operations, assets and liabilities that are denominated in currencies other than the U.S. dollar, primarily the Euro; other significant exposures include the Philippine Peso, the Japanese Yen and the British Pound. These foreign currency exchange contracts are entered into to support transactions made in the normal course of business, and accordingly, are not speculative in nature. The contracts are for periods consistent with the terms of the underlying transactions, generally one year or less. Hedges related to anticipated transactions are designated and documented at the inception of the respective hedges as cash flow hedges and are evaluated for effectiveness monthly. Derivative instruments are employed to eliminate or minimize certain foreign currency exposures that can be confidently identified and quantified. As the terms of the contract and the underlying transaction are matched at inception, forward contract effectiveness is calculated by comparing the change in fair value of the contract to the change in the forward value of the anticipated transaction, with the effective portion of the gain or loss on the derivative reported as a component of accumulated OCI in shareholders’ equity and reclassified into earnings in the same period during which the hedged transaction affects earnings. Any residual change in fair value of the instruments, or ineffectiveness, is recognized immediately in other (income) expense. Additionally, the Company enters into forward foreign currency contracts that economically hedge the gains and losses generated by the re-measurement of certain recorded assets and liabilities in a non-functional currency. Changes in the fair value of these undesignated hedges are recognized in other (income) expense immediately as an offset to the changes in the fair value of the asset or liability being hedged. As of January 31, 2015 and November 1, 2014, the total notional amount of these undesignated hedges was $38.7 million and $45.2 million, respectively. The fair value of these undesignated hedges in the Company’s condensed consolidated balance sheets as of January 31, 2015 was $0.7 million and was immaterial as of November 1, 2014.
Interest Rate Exposure Management — The Company's current and future debt may be subject to interest rate risk. The Company utilizes interest rate derivatives to alter interest rate exposure in an attempt to reduce the effects of these changes.
On October 28, 2014, the Company entered into forward starting interest rate swap transactions to hedge its exposure to the variability in future cash flows due to changes in interest rates for debt issuances expected to occur in the future. Amounts reported in OCI related to these derivatives will be reclassified from OCI to earnings as interest expense is incurred on the forecasted hedged fixed-rate debt, adjusting interest expense to reflect the fixed-rate entered into by the forward starting swaps. These cash flow instruments hedge forecasted interest payments to be made through 2025. These forward starting swaps will be terminated on the day the hedged forecasted debt issuances occur, but no later than December 1, 2015, if the hedged forecasted debt issuances do not occur. The total notional value of these hedges as of January 31, 2015 and November 1, 2014 was $500.0 million. The fair value of these hedges was $38.1 million as of January 31, 2015 , included in accrued liabilities, and $1.7 million as of November 1, 2014, included in other assets, in the Company's condensed consolidated balance sheet.
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
The market risk associated with the Company’s derivative instruments results from currency exchange rate or interest rate movements that are expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. The counterparties to the agreements relating to the Company’s derivative instruments consist of a number of major international financial institutions with high credit ratings. Based on the credit ratings of the Company’s counterparties as of January 31, 2015, nonperformance is not perceived to be a significant risk. Furthermore, none of the Company’s derivatives are subject to collateral or other security arrangements and none contain provisions that are dependent on the Company’s credit ratings from any credit rating agency. While the contract or notional amounts of derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of the Company’s exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of counterparties to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparties’ obligations under the contracts exceed the obligations of the Company to the counterparties. As a result of the above considerations, the Company does not consider the risk of counterparty default to be significant.
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
The total notional amounts of forward foreign currency derivative instruments designated as hedging instruments of cash flow hedges denominated in Euros, British Pounds, Philippine Pesos and Japanese Yen as of January 31, 2015 and November 1, 2014 was $177.9 million and $183.5 million, respectively. The fair values of forward foreign currency derivative instruments designated as hedging instruments in the Company’s condensed consolidated balance sheets as of January 31, 2015 and November 1, 2014 were as follows:

		Fair Value At
	Balance Sheet Location	January 31, 2015	November 1, 2014
Forward foreign currency exchange contracts	Accrued liabilities	$17,170	$10,584

For information on the unrealized holding gains (losses) on derivatives included in and reclassified out of accumulated other comprehensive income into the condensed consolidated statement of income related to forward foreign currency exchange contracts, see Note 5, Accumulated Other Comprehensive Income (Loss).

All of the Company’s derivative financial instruments are subject to master netting arrangements that allow the Company and its counterparties to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled under these arrangements have been presented in the Company's consolidated balance sheet on a net basis. As of January 31, 2015 and November 1, 2014, none of the master netting arrangements involved collateral. The following table presents the gross amounts of the Company's derivative assets and liabilities and the net amounts recorded in our consolidated balance sheet:

	January 31, 2015	November 1, 2014
Gross amount of recognized liabilities	$(18,395)	$(10,736)
Gross amounts recognized assets offset in the consolidated balance sheet	529	643
Net liabilities presented in the consolidated balance sheet	$(17,866)	$(10,093)

Note 11 – Goodwill and Intangible Assets
Goodwill
The Company evaluates goodwill for impairment annually, as well as whenever events or changes in circumstances suggest that the carrying value of goodwill may not be recoverable. The Company tests goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis on the first day of the fourth quarter (on or about August 1) or more frequently if indicators of impairment exist. In the first quarter of 2015, the Company implemented organizational changes designed to accelerate the Company's growth by increasing the speed and impact of its technological innovation. The organizational changes combine the Company's market and technology teams to address the evolving needs of the markets and customers the Company serves. The Company performed an impairment analysis immediately prior to and subsequent to the reorganization and evaluated goodwill for impairment as of the date of reorganization. The Company identified its reporting units to be its six operating segments. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company determines the fair value of its reporting units using the income approach methodology of valuation that includes the discounted cash flow method, as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit with the carrying value of that reporting unit. Based on this analysis, no impairment was identified. The Company's next annual impairment assessment will be performed as of the first day of the fourth quarter of fiscal 2015 unless indicators arise that would require the Company to re-evaluate at an earlier date. The following table presents the changes in goodwill during the first three months of fiscal 2015:

Three Months Ended
January 31, 2015
Balance as of November 1, 2014	$1,642,438
Goodwill adjustment related to acquisition of Hittite (Note 16)	3,757
Goodwill adjustment related to acquisition of Metroic (1)	117
Foreign currency translation adjustment	(4,519)
Balance as of January 31, 2015	$1,641,793
(1) Represents changes to goodwill as a result of finalizing working capital adjustments related to this acquisition.
Intangible Assets
The Company reviews finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of assets may not be recoverable. Recoverability of these assets is determined by comparison of their carrying value to future undiscounted cash flows the assets are expected to generate over their remaining economic lives. If such assets are considered to be impaired, the impairment to be recognized in earnings equals the amount by which the carrying value of the assets exceeds their fair value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. As of January 31, 2015 and November 1, 2014, the Company’s finite-lived intangible assets consisted of the following:

	January 31, 2015		November 1, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$624,900	$36,838	$624,900	$19,473
Technology-based	16,200	2,626	16,200	1,627
Backlog	25,500	13,529	25,500	7,154
Total	$666,600	$52,993	$666,600	$28,254
For the three-month periods ended January 31, 2015 and February 1, 2014, amortization expense related to finite-lived intangible assets was $24.7 million and $0.1 million, respectively. The remaining amortization expense will be recognized over an estimated weighted average life of approximately 4.2 years.
The Company expects annual amortization expense for intangible assets to be:

Fiscal Year	Amortization Expense
Remainder of fiscal 2015	$67,042
2016	$73,428
2017	$73,300
2018	$72,149
2019	$69,433
2020	$69,433
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
Intangible assets, excluding in-process research and development (IPR&D), are amortized on a straight-line basis over their estimated useful lives or on an accelerated method of amortization that is expected to reflect the estimated pattern of economic use. IPR&D assets are considered indefinite-lived intangible assets until completion or abandonment of the associated research and development (R&D) efforts. Upon completion of the projects, the IPR&D assets will be amortized over their estimated useful lives.

Indefinite-lived intangible assets consisted of $32.8 million and $33.1 million of IPR&D as of January 31, 2015 and November 1, 2014, respectively.

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
Net periodic pension cost of non-U.S. plans is presented in the following table:

	Three Months Ended
	January 31, 2015	February 1, 2014
Service cost	$4,824	$3,398
Interest cost	3,582	3,530
Expected return on plan assets	(4,165)	(3,416)
Amortization of initial net obligation	5	5
Amortization of prior service cost	(75)	(61)
Amortization of net loss	2,321	1,143
Net periodic pension cost	$6,492	$4,599

Pension contributions of $4.5 million were made by the Company during the three months ended January 31, 2015. The Company presently anticipates contributing an additional $11.4 million to fund its defined benefit pension plans in fiscal year 2015 for a total of $15.9 million.

Note 13 – Revolving Credit Facility

As of January 31, 2015, the Company had $2.9 billion of cash and cash equivalents and short-term investments, of which $741.0 million was held in the United States. The balance of the Company's cash and cash equivalents and short-term investments was held outside the United States in various foreign subsidiaries. As the Company intends to reinvest its foreign earnings indefinitely, this cash is not available to meet the Company's cash requirements in the United States, including cash dividends and common stock repurchases. On December 19, 2012, the Company entered into a five-year, $500.0 million senior unsecured revolving credit facility with certain institutional lenders (the Credit Agreement). In June 2014, the Company amended this credit facility to temporarily increase the amount of allowed subsidiary indebtedness related to the financing of the Acquisition. To date, the Company has not borrowed under this credit facility but the Company may borrow in the future and use the proceeds for repayment of existing indebtedness, stock repurchases, acquisitions, capital expenditures, working capital and other lawful corporate purposes. Revolving loans under the Credit Agreement (other than swing line loans) bear interest, at the Company's option, at either a rate equal to (a) the Eurodollar Rate (as defined in the Credit Agreement) plus a margin based on the Company's debt rating or (b) the Base Rate (defined as the highest of (i) the Bank of America prime rate, (ii) the Federal Funds Rate (as defined in the Credit Agreement) plus .50% or (iii) one month Eurodollar Rate plus 1.00%) plus a margin based on the Company's debt rating. The terms of the facility impose restrictions on the Company’s ability to undertake certain transactions, to create certain liens on assets and to incur certain subsidiary indebtedness. In addition, the Credit Agreement contains a consolidated leverage ratio covenant of total consolidated funded debt to consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) of not greater than 3.0 to 1.0. As of January 31, 2015, the Company was compliant with these covenants.

Note 14 – Debt
On April 4, 2011, the Company issued $375.0 million aggregate principal amount of 3.0% senior unsecured notes due April 15, 2016 (the 2016 Notes) with semi-annual fixed interest payments due on April 15 and October 15 of each year, commencing October 15, 2011. The sale of the 2016 Notes was made pursuant to the terms of an underwriting agreement, dated March 30, 2011, between the Company and Credit Suisse Securities (USA) LLC and Merrill Lynch, Pierce, Fenner and Smith Incorporated, as representative of the several underwriters named therein. The net proceeds of the offering were $370.5 million, after issuing at a discount and deducting expenses, underwriting discounts and commissions, which will be amortized over the term of the 2016 Notes. The indenture governing the 2016 Notes contains covenants that may limit the Company’s ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of its assets to, any other party. As of January 31, 2015, the Company was compliant with these covenants. The 2016 Notes are subordinated to any future secured debt and to the other liabilities of the Company’s subsidiaries.
On June 3, 2013, the Company issued $500.0 million aggregate principal amount of 2.875% senior unsecured notes due June 1, 2023 (the 2023 Notes) with semi-annual fixed interest payments due on June 1 and December 1 of each year, commencing December 1, 2013. Prior to issuing the 2023 Notes, on April 24, 2013, the Company entered into a treasury rate lock agreement with Bank of America. This agreement allowed the Company to lock a 10-year US Treasury rate of 1.7845% through June 14, 2013 for its anticipated issuance of the 2023 Notes. Upon issuing the 2023 Notes, the Company simultaneously terminated the treasury rate lock agreement resulting in a gain of approximately $11.0 million. This gain will be amortized into interest expense over the 10-year term of the 2023 Notes. The sale of the 2023 Notes was made pursuant to the terms of an underwriting agreement, dated as of May 22, 2013, among the Company and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC, as the representatives of the several underwriters named therein. The net proceeds of the offering were $493.9 million, after discount and issuance costs. Debt discount and issuance costs will be amortized through interest expense over the term of the 2023 Notes. The indenture governing the 2023 Notes contains covenants that may limit the Company's ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of its assets to, any other party. As of January 31, 2015, the Company was compliant with these covenants. The notes are subordinated to any future secured debt and to the other liabilities of the Company's subsidiaries.
On July 22, 2014, the Company entered into a 90-day term loan facility in an aggregate principal amount of $2.0 billion with Credit Suisse AG, as Administrative Agent, and each lender from time to time party thereto (the Term Loan Agreement) to finance the Acquisition. The outstanding balance due under the Term Loan Agreement was repaid on August 29, 2014. Loans under the Term Loan Agreement bore interest at the Eurodollar Rate (as defined in the Term Loan Agreement) plus 1.00% (1.16% as of August 2, 2014). Payments of the principal amounts of revolving loans under the Term Loan Agreement were due no later than October 20, 2014 and did not require interim amortization. Expenses incurred related to the debt were amortized over the 90-day term. The Term Loan Agreement contained customary representations and warranties and affirmative and negative covenants, including, among others, limitations on liens, indebtedness of subsidiaries, mergers and other fundamental changes, sales and other dispositions of property or assets and transactions with affiliates. The Term Loan Agreement contained a consolidated leverage ratio covenant of total consolidated funded debt to consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) of not greater than 3.0 to 1.0.
The Company’s principal payments related to its debt obligations are as follows: $375.0 million in fiscal 2016 and $500.0 million in fiscal 2023.

Note 15 – Inventories
Inventories are valued at the lower of cost (first-in, first-out method) or market. The valuation of inventory requires the Company to estimate obsolete or excess inventory as well as inventory that is not of saleable quality. The Company employs a variety of methodologies to determine the net realizable value of its inventory. While a portion of the calculation to record inventory at its net realizable value is based on the age of the inventory and lower of cost or market calculations, a key factor in estimating obsolete or excess inventory requires the Company to estimate the future demand for its products. If actual demand is less than the Company’s estimates, impairment charges, which are recorded to cost of sales, may need to be recorded in future periods. Inventory in excess of saleable amounts is not valued, and the remaining inventory is valued at the lower of cost or market. Approximately $8.8 million of raw materials have been classified as non-current and are presented within the condensed consolidated balance sheet as other assets as the Company does not expect this inventory to be sold within one year. This inventory was purchased as part of a planned transition from a principal foundry supplier and was acquired by the Company through the Acquisition. The larger than normal purchase was made to maintain an adequate supply of the raw material for customers, which has a natural life of five to ten years.
Inventories at January 31, 2015 and November 1, 2014 were as follows:

	January 31, 2015	November 1, 2014
Raw materials	$44,574	$47,267
Work in process	223,049	216,765
Finished goods	99,615	103,895
Total inventories	$367,238	$367,927
Non-current inventories	$8,793	$8,793

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

During the first quarter of fiscal 2015, the Company recorded an acquisition accounting adjustment of $3.8 million to deferred income taxes and goodwill. The Acquisition accounting is not complete and additional information that existed at the acquisition date may become known to the Company during the remainder of the measurement period. As of the filing date of this Quarterly Report on Form 10-Q, the Company is still in the process of valuing the assets acquired of Hittite's business, including inventory, deferred income taxes, and assumed liabilities.

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
The Company has filed a petition with the U.S. Tax Court for one open matter for fiscal years 2006 and 2007 that pertains to Section 965 of the Internal Revenue Code related to the beneficial tax treatment of dividends paid from foreign owned companies under The American Jobs Creation Act. The potential liability for this adjustment is $36.5 million. On September 18, 2013, in a matter not involving the Company, the U.S. Tax Court held that accounts receivable created under Rev. Proc. 99-32 may constitute indebtedness for purposes of Section 965 (b)(3) of the Internal Revenue Code and that the IRS was not precluded from reducing the beneficial dividend-received deduction because of the increase in related-party indebtedness (BMC Software Inc. v Commissioner, 141 T.C. No. 5 2013). After analyzing the Tax Court’s decision, the Company has determined that its tax position with respect to Section 965(b)(3) no longer meets the more likely than not standard of recognition for accounting purposes. Accordingly, the Company recorded a $36.5 million reserve for this matter in the fourth quarter of fiscal 2013.
All of the Company's U.S. federal tax returns prior to fiscal year 2011 are no longer subject to examination.
All of the Company's Ireland tax returns prior to fiscal year 2010 are no longer subject to examination.
Unrealized Tax Benefits
The following table summarizes the changes in the total amounts of unrealized tax benefits for the three months ended January 31, 2015.

Unrealized Tax Benefits
Balance as of November 1, 2014	$65,464
Reductions due to lapse of applicable statute of limitations	(766)
Balance as of January 31, 2015	$64,698

Note 18 – New Accounting Pronouncements
Standards Implemented
Income Taxes
In July 2013, the Financial Accounting Standards Board (FASB) issued ASU No. 2013-11 (ASU No. 2013-11), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists . ASU No. 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, with certain exceptions. ASU No. 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, which is the Company's first quarter of fiscal year 2015. Early adoption is permitted. The adoption of ASU No. 2013-11 in the first quarter of fiscal 2015 did not impact the Company's financial condition or results of operations.
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
Discontinued Operations
In April 2014, the FASB issued ASU No. 2014-08 (ASU 2014-08), Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which raises the threshold for disposals to qualify as discontinued operations. Under the new guidance, a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale, should be reported as discontinued operations. ASU 2014-08 also expands the disclosure requirements for discontinued operations and adds new disclosures for individually significant dispositions that do not qualify as discontinued operations. ASU 2014-08 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014, which is the Company's first quarter of fiscal year 2016. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in the financial statements previously issued or available for issuance. As of January 31, 2015, there have been no disposals or classifications as held for sale that would be subject to ASU 2014-08. As such, the Company will consider the adoption of this standard upon the earlier of a disposal or classification as held for sale.

Note 19 – Subsequent Events
On February 16, 2015, the Board of Directors of the Company declared a cash dividend of $0.40 per outstanding share of common stock. The dividend will be paid on March 10, 2015 to all shareholders of record at the close of business on February 27, 2015.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This information should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended November 1, 2014.
This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding future events and our future results that are subject to the safe harbor created under the Private Securities Litigation Reform Act of 1995 and other safe harbors under the Securities Act of 1933 and the Securities Exchange Act of 1934. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” “could” and “will,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections regarding our future financial performance; our anticipated growth and trends in our businesses; our future capital needs and capital expenditures; our future market position and expected competitive changes in the marketplace for our products; our ability to pay dividends or repurchase stock; our ability to service our outstanding debt; our expected tax rate; the effect of new accounting pronouncements; our ability to successfully integrate acquired businesses and technologies; and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are inherently subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified in Part II, Item 1A. “Risk Factors” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements, including to reflect events or circumstances occurring after the date of the filing of this report, except to the extent required by law.

Results of Operations
(all tabular amounts in thousands except per share amounts and percentages)
Overview

	Three Months Ended
	January 31, 2015	February 1, 2014	$ Change	% Change
Revenue	$771,986	$628,238	$143,748	23%
Gross margin %	65.2%	65.1%
Net income	$178,757	$152,586	$26,171	17%
Net income as a % of revenue	23.2%	24.3%
Diluted EPS	$0.57	$0.48	$0.09	19%
On July 22, 2014, we completed the acquisition of Hittite Microwave Corporation (Hittite), a company that designs and develops high performance integrated circuits, modules, subsystems and instrumentation for radio frequency, microwave and millimeterwave applications. The total consideration paid to acquire Hittite was approximately $2.4 billion, financed through a combination of existing cash on hand and a 90-day term loan facility of $2.0 billion. The acquisition of Hittite is referred to as the Acquisition. See Note 16, Acquisitions, of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this Quarterly Report on From 10-Q for further discussion related to the Acquisition. The results of operations for the three-month period ended January 31, 2015 are inclusive of the Acquisition.
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

	Three Months Ended
	January 31, 2015			February 1, 2014
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue
Industrial	$349,766	45%	21%	$288,795	46%
Automotive	123,675	16%	(1)%	124,607	20%
Consumer	94,835	12%	27%	74,429	12%
Communications	203,710	26%	45%	140,407	22%
Total revenue	$771,986	100%	23%	$628,238	100%
____________
* The sum of the individual percentages does not equal the total due to rounding.

Industrial end market revenue increased in the three-month period ended January 31, 2015 as compared to the same period of the prior fiscal year as a result of a broad-based increase in demand in this end market as well as the Acquisition. Communications end market revenue increased in the three-month period ended January 31, 2015 as compared to the same period of the prior fiscal year primarily as a result of the Acquisition and to a lesser extent increased wireless base station deployment activity. Consumer end market revenue increased in the three-month period ended January 31, 2015 as compared to the same period of the prior fiscal year primarily as a result of increased demand for products sold into the portable sector of this end market.

Revenue Trends by Geographic Region
Revenue by geographic region, based upon the primary location of our customers’ design activity for our products for the three-month periods ended January 31, 2015 and February 1, 2014 were as follows:

	Three Months Ended
Region	January 31, 2015	February 1, 2014	$ Change	% Change
United States	$234,647	$182,298	$52,349	29%
Rest of North and South America	23,160	19,436	3,724	19%
Europe	238,581	200,687	37,894	19%
Japan	82,668	71,091	11,577	16%
China	130,719	100,484	30,235	30%
Rest of Asia	62,211	54,242	7,969	15%
Total revenue	$771,986	$628,238	$143,748	23%

In the three-month periods ended January 31, 2015 and February 1, 2014, the predominant country comprising “Rest of North and South America” is Canada; the predominant countries comprising “Europe” are Germany, Sweden, France and the United Kingdom; and the predominant countries comprising “Rest of Asia” are South Korea and Taiwan.
On a regional basis, the sales increase in the three-month period ended January 31, 2015 as compared to the same period of the prior fiscal year in all regions was a result of the Acquisition and an increase in demand in most end markets.
Gross Margin

	Three Months Ended
	January 31, 2015	February 1, 2014	$ Change	% Change
Gross margin	$503,607	$409,118	$94,489	23%
Gross margin %	65.2%	65.1%
Gross margin percentage increased by 10 basis points in the three-month period ended January 31, 2015, as compared to the three-month period ended February 1, 2014, primarily as a result of a mix shift in favor of higher margin products being sold as a result of the Acquisition partially offset by amortization of purchased inventory and intangibles as a result of the Acquisition.

Research and Development (R&D)

	Three Months Ended
	January 31, 2015	February 1, 2014	$ Change	% Change
R&D expenses	$151,706	$128,591	$23,115	18%
R&D expenses as a % of revenue	19.7%	20.5%
R&D expenses increased in the three-month period ended January 31, 2015, as compared to the same period of fiscal 2014, primarily as a result of increases in R&D employee and related benefit expenses as well as other operational spending resulting from the Acquisition and, to a lesser extent, an increase in variable compensation expense linked to our overall profitability and revenue growth.
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
Selling, Marketing, General and Administrative (SMG&A)

	Three Months Ended
	January 31, 2015	February 1, 2014	$ Change	% Change
SMG&A expenses	$120,171	$98,178	$21,993	22%
SMG&A expenses as a % of revenue	15.6%	15.6%
SMG&A expenses increased in the three-month period ended January 31, 2015, as compared to the same period of fiscal 2014 as a result of increases in SMG&A employee and related benefit expenses as well as other operational spending resulting from the Acquisition and an increase in variable compensation expense linked to our overall profitability and revenue growth. In addition, SMG&A expenses increased as a result of an increase in stock based compensation expense of approximately $3.0 million due to the accelerated vesting of equity awards granted to a former executive officer in accordance with the terms of the applicable equity award agreements and the recording of approximately $3.1 million of Acquisition-related transition costs.

Amortization of Intangibles

During the three-month period ended January 31, 2015, we recognized approximately $23.8 million of amortization expense within operating expenses, primarily resulting from the $665.5 million of amortizable intangible assets related to the Acquisition. These amortizable intangible assets are being amortized on a straight-line basis over their estimated useful lives.

Operating Income

	Three Months Ended
	January 31, 2015	February 1, 2014	$ Change	% Change
Operating income	$207,934	$179,609	$28,325	16%
Operating income as a % of revenue	26.9%	28.6%
The year-over-year increase in operating income in the three-month period ended January 31, 2015 was primarily the result of an increase in revenue of $143.7 million and a 10 basis point increase in gross margin percentage partially offset by a $23.7 million increase in amortization of intangibles, a $23.1 million increase in R&D expenses and a $22.0 million increase in SMG&A expenses, as more fully described above under the headings Amortization of Intangibles, Research and Development (R&D) and Selling, Marketing, General and Administrative (SMG&A).

Provision for Income Taxes

	Three Months Ended
	January 31, 2015	February 1, 2014	$ Change
Provision for income taxes	$22,013	$23,305	$(1,292)
Effective income tax rate	11.0%	13.2%
Our effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where our income is earned.
The tax rate for all periods presented was below the U.S. federal statutory tax rate of 35%, primarily due to lower statutory tax rates applicable to our operations in the foreign jurisdictions in which we earn income. Income from non-U.S. jurisdictions accounted for approximately 78.0% of our total revenues for the three-month period ended January 31, 2015, resulting in a material portion of our pretax income being earned and taxed outside the U.S., primarily in Bermuda and Ireland, at rates ranging from 0% to 35%. The impact on our provision for income taxes of income earned in foreign jurisdictions being taxed at rates different than the U.S. statutory rate was a benefit of approximately $37.5 million and a foreign effective tax rate of approximately 13.0% in the three-month period ended January 31, 2015, compared to a benefit of approximately $38.3 million and a foreign effective tax rate of approximately 9.4% for the three-month period ended February 1, 2014. A reduction in the ratio of domestic taxable income to worldwide taxable income effectively lowers the overall tax rate, due to the fact that the tax rates in the majority of foreign jurisdictions where we earn income are significantly lower than the U.S. statutory rate. In addition, our effective income tax rate can be impacted each year by discrete factors or events. Our effective tax rate for the three-month period ended January 31, 2015 included a tax benefit of $7.0 million from the reinstatement of the U.S. federal research and development tax credit in December 2014 retroactive to January 1, 2014 and a tax benefit of $3.8 million as a result of an acquisition accounting adjustment. Our effective tax rate for the three-month period ended February 1, 2014 was not significantly impacted by discrete items.
Net Income

	Three Months Ended
	January 31, 2015	February 1, 2014	$ Change	% Change
Net Income	$178,757	$152,586	$26,171	17%
Net Income as a % of revenue	23.2%	24.3%
Diluted EPS	$0.57	$0.48
Net income increased 17% in the three-month period ended ended January 31, 2015 as compared to the same period of fiscal 2014 primarily as a result of the $28.3 million increase in operating income.

Liquidity and Capital Resources
At January 31, 2015, our principal source of liquidity was $2.9 billion of cash and cash equivalents and short-term investments, of which approximately $741.0 million was held in the United States. The balance of our cash and cash equivalents and short-term investments was held outside the United States in various foreign subsidiaries. As we intend to reinvest our foreign earnings indefinitely, this cash held outside the United States is not available to meet our cash requirements in the United States, including cash dividends and common stock repurchases. Our cash and cash equivalents consist of highly liquid investments with maturities of three months or less at the time of acquisition and our short-term investments consist primarily of corporate obligations, such as commercial paper and floating rate notes and bonds. We maintain these balances with high credit quality counterparties, continually monitor the amount of credit exposure to any one issuer and diversify our investments in order to minimize our credit risk.
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

	Three Months Ended
	January 31, 2015	February 1, 2014
Net cash provided by operating activities	$168,653	$157,473
Net cash provided by operations as a % of revenue	21.8%	25.1%
Net cash provided by (used for) investing activities	$46,271	$(44,323)
Net cash used for financing activities	$(131,280)	$(87,308)
At January 31, 2015, cash and cash equivalents totaled $650.2 million. The following changes contributed to the net increase in cash and cash equivalents of $81.0 million in the three-month period ended January 31, 2015 as compared to the same period in fiscal 2014.
Operating Activities
During the three-month period ended January 31, 2015, we generated cash from operating activities of $168.7 million, an increase compared to the three-month period ended February 1, 2014. Results of operations, after non-cash adjustments to net income, contributed $251.8 million compared to a contribution of $182.2 million for the first three months of fiscal 2014. The contribution from results of operations was partially offset by $58.5 million of net cash outflows from working capital changes.
Investing Activities
During the three-month period ended January 31, 2015, cash provided by investing activities was comprised of $73.9 million in cash received from the net sales of available-for-sale short term investments, partially offset by $23.8 million of cash payments for property, plant and equipment additions.
Financing Activities
During the three-month period ended January 31, 2015, cash used for financing activities included distributions of $115.1 million to our shareholders in dividend payments and $59.6 million for the repurchase of 1.2 million shares of our common stock, partially offset by proceeds of $42.8 million received from the exercise of employee stock options.
Working Capital

	January 31, 2015	November 1, 2014	$ Change	% Change
Accounts receivable, net	$402,350	$396,605	$5,745	1%
Days sales outstanding*	47	44
Inventory	$367,238	$367,927	$(689)	—%
Days cost of sales in inventory*	125	109
* We use the average of the current quarter and prior quarter ending net accounts receivable and ending inventory balance in our calculation of days sales outstanding and days cost of sales in inventory, respectively.
The increase in accounts receivable in dollars and in days was primarily the result of higher product shipments in the final month of the first quarter of fiscal 2015 as compared to the final month of the fourth quarter of fiscal 2014.
Inventory remained flat as compared to the end of the fourth quarter of fiscal 2014. Days cost of sales in inventory increased from 109 days at the end of the fourth quarter of fiscal 2014 to 125 days at the end of the first quarter of fiscal 2015, primarily as a result of continued manufacturing production to support anticipated higher sales demand. Our inventory levels are impacted by our need to support forecasted sales demand and variations between those forecasts and actual demand.
Current liabilities decreased to $632.9 million at January 31, 2015 from $709.1 million at the end of fiscal 2014. This decrease was primarily the result of a decrease in income taxes payable, accounts payable and accrued liabilities.
As of January 31, 2015 and November 1, 2014, we had gross deferred revenue of $348.2 million and $349.7 million, respectively, and gross deferred cost of sales of $70.0 million and $71.3 million, respectively. Deferred income on shipments to distributors remained flat in the first three months of fiscal 2015 as distributor sales to end customers offset product shipments into the channel during the first quarter of fiscal 2015. Sales to distributors are made under agreements that allow distributors to receive price-adjustment credits and to return qualifying products for credit, as determined by us, in order to reduce the amounts of slow-moving, discontinued or obsolete product from their inventory. Given the uncertainties associated with the levels of price-adjustment credits to be granted to distributors, the sales price to the distributors is not fixed or determinable until the distributors resell the products to their customers. Therefore, we defer revenue recognition from sales to distributors until the distributors have sold the products to their customers. The amount of price-adjustments is dependent on future overall market conditions, and therefore the levels of these adjustments could fluctuate significantly from period to period. To the extent that we experience a significant increase in the amount of credits we issue to our distributors, there could be a material impact on the ultimate revenue and gross margin recognized relating to these transactions.
Debt
As of January 31, 2015, we had $872.9 million of carrying value outstanding on our long-term debt. The difference in the carrying value of the debt and the principal is due to the unamortized discount on these instruments that will accrete to face value of the debt over the term of the debt. Our debt obligations consist of the following:
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
The indentures governing the 2016 Notes and the 2023 Notes contain covenants that may limit our ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of our assets to, any other party. As of January 31, 2015, we were compliant with these covenants. See Note 14, Debt, of the Notes to our Condensed Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q for further information on our outstanding debt.
Revolving Credit Facility
On December 19, 2012, we entered into a five year, $500.0 million senior unsecured revolving credit facility with certain institutional lenders. To date, we have not borrowed under this credit facility but we may borrow in the future and use the proceeds for repayment of existing indebtedness, stock repurchases, acquisitions, capital expenditures, working capital and other lawful corporate purposes. The terms of the facility impose restrictions on our ability to undertake certain transactions, to create certain liens on assets and to incur certain subsidiary indebtedness. In addition, the credit agreement contains a consolidated leverage ratio covenant of total consolidated funded debt to consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) of not greater than 3.0 to 1.0. As of January 31, 2015, we were compliant with these covenants.
Stock Repurchase Program
Our common stock repurchase program has been in place since August 2004. As of January 31, 2015, in the aggregate, our Board of Directors has authorized us to repurchase $5.6 billion of our common stock under the program. Under the program, we may repurchase outstanding shares of our common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized under the program. As of January 31, 2015, we had repurchased a total of approximately 138.1 million shares of our common stock for approximately $4.9 billion under this program. As of January 31, 2015, an additional $693.2 million remains available for repurchase of shares under the current authorized program. The repurchased shares are held as authorized but unissued shares of common stock. We also from time to time repurchase shares in settlement of employee tax withholding obligations due upon the vesting of restricted stock units or the exercise of stock options, or in certain limited circumstances to satisfy the exercise price of options granted to our employees under our equity compensation plans. Any future common stock repurchases will be based on several factors, including our financial performance, outlook, liquidity and the amount of cash we have available in the United States.
Capital Expenditures
Net additions to property, plant and equipment were $23.8 million in the first three months of fiscal 2015 and were funded with a combination of cash on hand and cash generated from operations. We expect capital expenditures for fiscal 2015 to be in the range of $150.0 million to $165.0 million, of which approximately $20.0 million relates to new facilities and upgrades to existing facilities. These capital expenditures will be funded with a combination of cash on hand and cash generated from operations.
Dividends
On February 16, 2015, our Board of Directors declared a cash dividend of $0.40 per outstanding share of common stock. The dividend will be paid on March 10, 2015 to all shareholders of record at the close of business on February 27, 2015 and is expected to total approximately $124.7 million. We currently expect quarterly dividends to continue at $0.40 per share, although they remain subject to determination and declaration by our Board of Directors. The payment of future dividends, if any, will be based on several factors, including our financial performance, outlook and liquidity.

Contractual Obligations

There have not been any material changes during the three-month period ended January 31, 2015 to the amounts presented in the table summarizing our contractual obligations included in our Annual Report on Form 10-K for the fiscal year ended November 1, 2014.

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
Revenue Recognition
In May 2014, the FASB issued ASU No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, which is our first quarter of fiscal 2018. Early application is not permitted. The guidance allows for the amendment to be applied either retrospectively to each prior reporting period presented or retrospectively as a cumulative-effect adjustment as of the date of adoption. We are in the process of evaluating the impact of adoption on our consolidated financial statements.

Critical Accounting Policies and Estimates
There were no material changes in the three-month period ended January 31, 2015 to the information provided under the heading “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the fiscal year ended November 1, 2014.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in the three-month period ended January 31, 2015 to the information provided under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” set forth in our Annual Report on Form 10-K for the fiscal year ended November 1, 2014.

ITEM 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of January 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in Internal Control over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended January 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A.	Risk Factors
Set forth below and elsewhere in this report and in other documents we file with the SEC are descriptions of certain risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also adversely affect our business. The description below includes any material changes to and supersedes the description of the risk factors affecting our business previously discussed in "Part I, Item 1A Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended November 1, 2014.
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
Our future revenue, gross margins, operating results, net income and earnings per share are difficult to predict and may materially fluctuate.
Our future revenue, gross margins, operating results, net income and earnings per share are difficult to predict and may be materially affected by a number of factors, including:

•	the effects of adverse economic conditions in the markets in which we sell our products;

•	changes in customer demand for our products and/or for end products that incorporate our products;

•	our ability to effectively manage our cost structure in both the short term and over a longer duration;

•	the timing of new product announcements or introductions by us, our customers or our competitors;

•	competitive pricing pressures;

•	fluctuations in manufacturing yields, adequate availability of wafers and other raw materials, and manufacturing, assembly and test capacity;

•	the ability of our third-party suppliers, subcontractors and manufacturers to supply us with sufficient quantities of raw materials, products and/or components;

•	a decline in the U.S. Government defense budget, changes in spending or budgetary priorities, a prolonged U.S. Government shutdown or delays in contract awards;

•	a decline in infrastructure spending by foreign governments, including China;

•	any significant decline in our backlog;

•	the timing, delay, reduction or cancellation of significant customer orders and our ability to manage inventory;

•	our ability to recruit, hire, retain and motivate adequate numbers of engineers and other qualified employees to meet the demands of our customers;

•	the increasing costs of providing employee benefits, including health insurance, pension plan contributions and retirement benefits;

•	changes in geographic, product or customer mix;

•	our ability to utilize our manufacturing facilities at efficient levels;

•	potential significant litigation-related costs or product warranty and/or indemnity claims, including those not covered by our suppliers or insurers;

•	the difficulties inherent in forecasting future operating expense levels, including with respect to costs associated with labor, utilities, transportation and raw materials;

•	the costs related to compliance with increasing worldwide government, environmental and social responsibility regulations;

•	changes in our effective tax rates in the United States, Ireland or worldwide; and

•
the effects of public health emergencies, natural disasters, widespread travel disruptions, security risks, terrorist activities, international conflicts, government sanctions and other events beyond our control.

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
Our effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where our income is earned. Our effective tax rate in 2014 was below the U.S. federal statutory tax rate of 35%, primarily due to lower statutory tax rates applicable to our operations in the foreign jurisdictions in which we earn income. A number of factors may increase our future effective tax rate, including: new or revised tax laws or legislation (including proposed revisions to Irish tax laws) or the interpretation of such laws or legislation by governmental authorities; increases in tax rates in various jurisdictions; variation in the mix of jurisdictions in which our profits are earned and taxed; repatriation of non-U.S. earnings; any adverse resolution of ongoing tax audits or adverse rulings from taxing authorities worldwide; changes in the valuation of our deferred tax assets and liabilities; adjustments to income taxes upon finalization of various tax returns; increases in expenses not deductible for tax purposes, including executive compensation subject to the limitations of Section 162(m) of the Internal Revenue Code and amortization of assets acquired in connection with strategic transactions; decreased availability of tax deductions for stock-based compensation awards worldwide; and changes in available tax credits. Any significant increase in our future effective tax rate could adversely impact our net income during future periods.
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
We face intense technological and pricing competition in the semiconductor industry, and we expect this competition to increase in the future, including from companies located outside of the United States. Many companies have sufficient financial, manufacturing, technical, sales and marketing resources to develop and market products that compete with our products. Some of our competitors may have more advantageous supply or development relationships with our current and potential customers or suppliers. Our competitors also include emerging companies selling specialized products in markets we serve and entities outside of the U.S. Competition is generally based on design and quality of products, product performance, features and functionality, and product pricing, availability and capacity, with the relative importance of these factors varying among products, markets and customers. Existing or new competitors may develop products or technologies that more effectively address the demands of our customers and markets with enhanced performance, features and functionality, lower power requirements, greater levels of integration or lower cost. Increased competition in certain markets has resulted in and may continue to result in declining average selling prices, reduced gross margins and loss of market share in those markets. There can be no assurance that we will be able to compete successfully in the future against existing or new competitors, or that our operating results will not be adversely affected by increased competition.
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

•	natural disasters or pandemics;

•	transportation disruptions and delays and increases in labor and transportation costs;

•	changes to foreign taxes, tariffs and freight rates;

•	trade and travel restrictions or government sanctions, including restrictions imposed by the U.S. government on trading with parties in foreign countries;

•	fluctuations in raw material costs and energy costs;

•	greater difficulty in accounts receivable collections and longer collection periods; and

•	costs associated with our foreign defined benefit pension plans.
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
At January 31, 2015, our principal source of liquidity was $2.9 billion of cash and cash equivalents and short-term investments, of which approximately $741.0 million was held in the United States and the remaining balance was held outside the United States in various foreign subsidiaries. As we intend to reinvest our foreign earnings indefinitely, this cash held outside the United States is not readily available to meet our cash requirements in the United States. We require a substantial amount of cash in the United States for operating requirements, stock repurchases, cash dividends and acquisitions. If we are unable to address our U.S. cash requirements through operations, through borrowings under our current credit facility, through future debt or equity offerings or from other sources of cash obtained at an acceptable cost, it may be necessary for us to consider repatriation of earnings that are permanently reinvested, and we may be required to pay additional taxes under current tax laws, which could have a material effect on our results of operations and financial condition.
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
Our current revolving credit facility and our outstanding senior unsecured notes impose, and future debt instruments to which we may become subject may impose, restrictions that limit our ability to engage in activities that could otherwise benefit our Company, including to undertake certain transactions, to create certain liens on our assets and to incur certain subsidiary indebtedness. Our ability to comply with these financial restrictions and covenants is dependent on our future performance, which is subject to prevailing economic conditions and other factors, including factors that are beyond our control such as foreign exchange rates, interest rates, changes in technology and changes in the level of competition. In addition, our revolving credit facility requires us to maintain compliance with specified financial ratios. If we breach any of the covenants under our revolving credit facility or the indentures governing our outstanding notes and do not obtain appropriate waivers, then, subject to applicable cure periods, our outstanding indebtedness thereunder could be declared immediately due and payable or we may be restricted from further borrowing under our revolving credit facility.
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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
November 2, 2014 through November 29, 2014	875,993	$50.23	836,132	$706,200,290
November 30, 2014 through December 27, 2014	9,237	$55.60	—	$706,200,290
December 28, 2014 through January 31, 2015	282,155	$53.59	243,134	$693,195,892
Total	1,167,385	$51.09	1,079,266	$693,195,892

(a)	Includes 88,119 shares withheld by us from employees to satisfy minimum employee tax obligations upon vesting of restricted stock units granted to our employees under our equity compensation plans.

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

ANALOG DEVICES, INC.

Date: February 17, 2015	By:	/S/ VINCENT T. ROCHE
Vincent T. Roche
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 17, 2015	By:	/S/ DAVID A. ZINSNER
David A. Zinsner
Senior Vice President, Finance
and Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
10.1†	Employment Agreement between Hittite Microwave Corporation and Rick D. Hess dated March 13, 2013.
10.2†	Amendment No. 1 to Employment Agreement with Rick D. Hess dated August 27, 2013.
10.3
Amendment No. 2 to Employment Agreement with Rick D. Hess dated April 14, 2014, filed as Exhibit 10.2 to Hittite Microwave Corporation's Quarterly Report on Form 10-Q (File No. 000-51448) as filed with the Commission on May 6, 2014 and incorporated herein by reference.

10.4
Amendment No. 3 to Employment Agreement with Rick D. Hess dated June 9, 2014, filed as Exhibit d(3) to the Company's Tender Offer Statement on Schedule TO-T (File No. 005-81515) as filed with the Commission on June 23, 2014 and incorporated herein by reference.

10.5
Amendment No. 4 to Employment Agreement with Rick D. Hess dated June 9, 2014, filed as Exhibit d(4) to the Company's Tender Offer Statement on Schedule TO-T (File No. 005-81515) as filed with the Commission on June 23, 2014 and incorporated herein by reference.

10.6†	Amendment No. 5 to Employment Agreement with Rick D. Hess dated October 31, 2014.
31.1†	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
31.2†	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
32.1†	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).
32.2†	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer).
101.INS	XBRL Instance Document.**
101.SCH	XBRL Schema Document.**
101.CAL	XBRL Calculation Linkbase Document.**
101.LAB	XBRL Labels Linkbase Document.**
101.PRE	XBRL Presentation Linkbase Document.**
101.DEF	XBRL Definition Linkbase Document.**
†	Filed or furnished herewith.
**	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three months ended January 31, 2015 and February 1, 2014, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended January 31, 2015 and February 1, 2014, (iii) Condensed Consolidated Balance Sheets at January 31, 2015 and November 1, 2014, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended January 31, 2015 and February 1, 2014 and (v) Notes to Condensed Consolidated Financial Statements for the three months ended January 31, 2015.