Form 10-Q
period 2015-05-02
ANALOG DEVICES INC
filed 2015-05-19
CIK 6281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 2, 2015
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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐    NO  ☑
As of May 2, 2015 there were 313,541,685 shares of common stock of the registrant, $0.16 2/3 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ANALOG DEVICES, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	May 2, 2015	May 3, 2014	May 2, 2015	May 3, 2014
Revenue	$821,019	$694,536	$1,593,005	$1,322,774
Cost of sales (1)	276,197	235,793	544,576	454,913
Gross margin	544,822	458,743	1,048,429	867,861
Operating expenses:
Research and development (1)	154,233	136,203	305,939	264,794
Selling, marketing, general and administrative (1)	117,371	102,085	237,542	200,263
Amortization of intangibles	24,210	55	48,006	110
Special charges	—	—	—	2,685
	295,814	238,343	591,487	467,852
Operating income	249,008	220,400	456,942	400,009
Nonoperating expense (income):
Interest expense	6,880	6,874	13,536	13,445
Interest income	(2,009)	(3,401)	(4,053)	(6,685)
Other, net	(1,052)	(441)	1,500	(10)
	3,819	3,032	10,983	6,750
Income before income taxes	245,189	217,368	445,959	393,259
Provision for income taxes	39,851	29,935	61,864	53,240
Net income	$205,338	$187,433	$384,095	$340,019
Shares used to compute earnings per share – basic	312,660	313,488	311,967	312,887
Shares used to compute earnings per share – diluted	317,047	318,347	316,365	318,182
Basic earnings per share	$0.66	$0.60	$1.23	$1.09
Diluted earnings per share	$0.65	$0.59	$1.21	$1.07
Dividends declared and paid per share	$0.40	$0.37	$0.77	$0.71
(1) Includes stock-based compensation expense as follows:
Cost of sales	$2,207	$1,417	$4,599	$2,974
Research and development	$6,416	$4,278	$13,290	$9,137
Selling, marketing, general and administrative	$7,478	$4,847	$18,583	$9,838
See accompanying notes.

ANALOG DEVICES, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) (thousands)

	Three Months Ended		Six Months Ended
	May 2, 2015	May 3, 2014	May 2, 2015	May 3, 2014
Net income	$205,338	$187,433	$384,095	$340,019
Foreign currency translation adjustments	1,389	4,600	(7,474)	3,860
Change in fair value of available-for-sale securities classified as short-term investments (net of taxes of $92, $98, $120 and $65, respectively)	527	639	221	471
Change in fair value of derivative instruments designated as cash flow hedges (net of taxes of $7,071, $239, $7,821 and $90, respectively)	17,010	2,646	(14,816)	569
Changes in pension plans including prior service cost, transition obligation, net actuarial loss and foreign currency translation adjustments, (net of taxes of $281, $167, $563 and $329 respectively)	2,640	(1,396)	19,740	(802)
Other comprehensive income (loss)	21,566	6,489	(2,329)	4,098
Comprehensive income	$226,904	$193,922	$381,766	$344,117

See accompanying notes.

ANALOG DEVICES, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (thousands, except per share amounts)

	May 2, 2015	November 1, 2014
ASSETS
Current Assets
Cash and cash equivalents	$636,216	$569,233
Short-term investments	2,438,562	2,297,235
Accounts receivable, net	408,510	396,605
Inventories (1)	394,494	367,927
Deferred tax assets	117,055	128,934
Prepaid income tax	1,707	6,633
Prepaid expenses and other current assets	49,217	45,319
Total current assets	4,045,761	3,811,886
Property, Plant and Equipment, at Cost
Land and buildings	548,386	495,738
Machinery and equipment	1,879,364	1,880,351
Office equipment	56,667	51,477
Leasehold improvements	51,626	50,782
	2,536,043	2,478,348
Less accumulated depreciation and amortization	1,906,378	1,855,926
Net property, plant and equipment	629,665	622,422
Other Assets
Deferred compensation plan investments	22,163	21,110
Other investments	17,524	13,397
Goodwill	1,643,614	1,642,438
Intangible assets, net	621,277	671,402
Deferred tax assets	26,263	27,249
Other assets	42,208	49,786
Total other assets	2,373,049	2,425,382
	$7,048,475	$6,859,690
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$156,300	$138,967
Deferred income on shipments to distributors, net	295,428	278,435
Income taxes payable	32,626	62,770
Current portion of long-term debt	374,664	—
Accrued liabilities	209,201	228,884
Total current liabilities	1,068,219	709,056
Non-current liabilities
Long-term debt	498,399	872,789
Deferred income taxes	246,866	235,791
Deferred compensation plan liability	22,163	21,110
Other non-current liabilities	248,620	263,047
Total non-current liabilities	1,016,048	1,392,737
Commitments and contingencies
Shareholders’ Equity
Preferred stock, $1.00 par value, 471,934 shares authorized, none outstanding	—	—
Common stock, $0.16 2/3 par value, 1,200,000,000 shares authorized, 313,541,685 shares issued and outstanding (311,204,926 on November 1, 2014)	52,258	51,869
Capital in excess of par value	707,180	643,058
Retained earnings	4,375,625	4,231,496
Accumulated other comprehensive loss	(170,855)	(168,526)
Total shareholders’ equity	4,964,208	4,757,897
	$7,048,475	$6,859,690

(1)	Includes $3,066 and $3,291 related to stock-based compensation at May 2, 2015 and November 1, 2014, respectively.

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(thousands)

	Six Months Ended
	May 2, 2015	May 3, 2014
Cash flows from operating activities:
Net income	$384,095	$340,019
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	63,809	54,794
Amortization of intangibles	49,893	110
Stock-based compensation expense	36,472	21,949
Excess tax benefit-stock options	(15,777)	(12,027)
Deferred income taxes	(9,396)	(1,925)
Other non-cash activity	5,575	2,817
Changes in operating assets and liabilities	(1,987)	(9,840)
Total adjustments	128,589	55,878
Net cash provided by operating activities	512,684	395,897
Cash flows from investing activities:
Purchases of short-term available-for-sale investments	(2,872,197)	(4,510,237)
Maturities of short-term available-for-sale investments	1,855,561	3,995,075
Sales of short-term available-for-sale investments	875,650	402,086
Additions to property, plant and equipment	(72,989)	(92,181)
Payments for acquisitions, net of cash acquired	(118)	—
Increase in other assets	(8,197)	(9,082)
Net cash used for investing activities	(222,290)	(214,339)
Cash flows from financing activities:
Dividend payments to shareholders	(239,966)	(221,819)
Repurchase of common stock	(83,911)	(111,577)
Proceeds from employee stock plans	94,883	142,536
Contingent consideration payment	—	(1,773)
Changes in other financing activities	(7,551)	10,964
Excess tax benefit-stock options	15,777	12,027
Net cash used for financing activities	(220,768)	(169,642)
Effect of exchange rate changes on cash	(2,643)	(1,215)
Net increase in cash and cash equivalents	66,983	10,701
Cash and cash equivalents at beginning of period	569,233	392,089
Cash and cash equivalents at end of period	$636,216	$402,790
See accompanying notes.

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED MAY 2, 2015
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
On July 22, 2014, the Company completed its acquisition of Hittite Microwave Corporation (Hittite), a company that designed and developed high performance integrated circuits, modules, subsystems and instrumentation for radio frequency, microwave and millimeterwave applications. The total consideration paid to acquire Hittite was approximately $2.4 billion, financed through a combination of existing cash on hand and a 90-day term loan facility of $2.0 billion. The acquisition of Hittite is referred to as the Acquisition. See Note 16, Acquisitions, of these Notes to Condensed Consolidated Financial Statements for further discussion related to the Acquisition.
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
As of May 2, 2015 and November 1, 2014, the Company had gross deferred revenue of $365.4 million and $349.7 million, respectively, and gross deferred cost of sales of $70.0 million and $71.3 million, respectively. Deferred income on shipments to distributors increased in the first six months of fiscal 2015 primarily as a result of higher demand for products, as well as a mix shift in favor of higher margin products, attributable to the Acquisition, sold into the channel.
The Company generally offers a twelve-month warranty for its products. The Company’s warranty policy provides for replacement of defective products. Specific accruals are recorded for known product warranty issues. Product warranty expenses during each of the three- and six-month periods ended May 2, 2015 and May 3, 2014 were not material.

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
Modification of Awards — The Company has from time to time modified the vesting terms of its equity awards to employees and directors. The modifications made to the Company’s equity awards in the first six months of fiscal 2015 or 2014 did not result in significant incremental compensation costs, either individually or in the aggregate.
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

Information pertaining to the Company’s stock option awards and the related estimated weighted-average assumptions to calculate the fair value of stock options using the Black-Scholes valuation model granted during the three- and six-month periods ended May 2, 2015 and May 3, 2014 are as follows:

	Three Months Ended		Six Months Ended
Stock Options	May 2, 2015	May 3, 2014	May 2, 2015	May 3, 2014
Options granted (in thousands)	1,853	2,094	1,908	2,110
Weighted-average exercise price	$57.28	$51.74	$57.11	$51.72
Weighted-average grant-date fair value	$10.41	$9.00	$10.33	$8.99
Assumptions:
Weighted-average expected volatility	25.9%	24.9%	25.8%	24.9%
Weighted-average expected term (in years)	5.3	5.3	5.3	5.3
Weighted-average risk-free interest rate	1.6%	1.7%	1.6%	1.7%
Weighted-average expected dividend yield	2.8%	2.9%	2.8%	2.9%
The Company utilizes the Monte Carlo simulation valuation model to value market-based restricted stock units. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the performance conditions stipulated in the award grant and calculates the fair market value for the market-based restricted stock units granted. The Monte Carlo simulation model also uses stock price volatility and other variables to estimate the probability of satisfying the performance conditions, including the possibility that the market condition may not be satisfied, and the resulting fair value of the award. Information pertaining to the Company's market-based restricted stock units and the related estimated assumptions used to calculate the fair value of the market-based restricted stock units granted during the three- and six-month periods ended May 2, 2015 and May 3, 2014 using the Monte Carlo simulation model is as follows:

	Three and Six Months Ended	Three and Six Months Ended
Market-based Restricted Stock Units	May 2, 2015	May 3, 2014
Units granted (in thousands)	75	86
Grant-date fair value	$55.67	$50.79
Assumptions:
Historical stock price volatility	20.0%	23.2%
Risk-free interest rate	1.1%	0.8%
Expected dividend yield	2.8%	2.8%
Expected volatility — The Company is responsible for estimating volatility and has considered a number of factors, including third-party estimates. The Company currently believes that the exclusive use of implied volatility results in the best estimate of the grant-date fair value of employee stock options because it reflects the market’s current expectations of future volatility. In evaluating the appropriateness of exclusively relying on implied volatility, the Company concluded that: (1) options in the Company’s common stock are actively traded with sufficient volume on several exchanges; (2) the market prices of both the traded options and the underlying shares are measured at a similar point in time to each other and on a date close to the grant date of the employee share options; (3) the traded options have exercise prices that are both near-the-money and close to the exercise price of the employee share options; and (4) the remaining maturities of the traded options used to estimate volatility are at least one year. The Company utilizes historical volatility as an input variable of the Monte Carlo simulation to estimate the grant date fair value of market-based restricted stock units.  The market performance measure of these awards is based upon the interaction of multiple peer companies.  Given the Company is required to use consistent statistical properties in the Monte Carlo simulation and implied volatility is not available across the population, historical volatility must be used.

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

Stock-Based Compensation Expense
The amount of stock-based compensation expense recognized during a period is based on the value of the awards that are ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock-based award. Based on an analysis of its historical forfeitures, the Company has applied an annual forfeiture rate of 4.7% to all unvested stock-based awards as of May 2, 2015. The rate of 4.7% represents the portion that is expected to be forfeited over the vesting period. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those options that vest.
Additional paid-in-capital (APIC) Pool
The APIC pool represents the excess tax benefits related to share-based compensation that are available to absorb future tax deficiencies. If the amount of future tax deficiencies is greater than the available APIC pool, the Company records the excess as income tax expense in its condensed consolidated statements of income. During the three- and six-month periods ended May 2, 2015 and May 3, 2014, the Company had available APIC pool to absorb tax deficiencies recorded and as a result, these deficiencies did not affect its results of operations.
Stock-Based Compensation Activity
A summary of the activity under the Company’s stock option plans as of May 2, 2015 and changes during the three- and six-month periods then ended is presented below:

Activity during the Three Months Ended May 2, 2015	Options Outstanding (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at January 31, 2015	12,830	$37.72
Options granted	1,853	$57.28
Options exercised	(1,581)	$33.06
Options forfeited	(22)	$47.79
Options expired	(3)	$39.81
Options outstanding at May 2, 2015	13,077	$41.04	6.4	$290,757
Options exercisable at May 2, 2015	7,201	$33.90	4.7	$211,483
Options vested or expected to vest at May 2, 2015 (1)	12,510	$40.56	6.3	$284,097

(1)
In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. The number of options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

Activity during the Six Months Ended May 2, 2015	Options Outstanding (in thousands)	Weighted- Average Exercise Price Per Share
Options outstanding at November 1, 2014	14,184	$37.20
Options granted	1,908	$57.11
Options exercised	(2,914)	$32.79
Options forfeited	(79)	$45.30
Options expired	(22)	$36.52
Options outstanding at May 2, 2015	13,077	$41.04

During the three and six months ended May 2, 2015, the total intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) was $42.8 million and $72.9 million, respectively, and the total amount of proceeds received by the Company from the exercise of these options was $52.1 million and $94.9 million, respectively.

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

A summary of the Company’s restricted stock unit award activity as of May 2, 2015 and changes during the three- and six-month periods then ended is presented below:

Activity during the Three Months Ended May 2, 2015	Restricted Stock Units Outstanding (in thousands)	Weighted- Average Grant- Date Fair Value Per Share
Restricted stock units outstanding at January 31, 2015	2,966	$43.37
Units granted	680	$53.02
Restrictions lapsed	(756)	$37.57
Forfeited	(20)	$46.33
Restricted stock units outstanding at May 2, 2015	2,870	$47.17

Activity during the Six Months Ended May 2, 2015	Restricted Stock Units Outstanding (in thousands)	Weighted- Average Grant- Date Fair Value Per Share
Restricted stock units outstanding at November 1, 2014	3,188	$43.46
Units granted	776	$51.91
Restrictions lapsed	(1,006)	$39.27
Forfeited	(88)	$45.13
Restricted stock units outstanding at May 2, 2015	2,870	$47.17

As of May 2, 2015, there was $141.5 million of total unrecognized compensation cost related to unvested share-based awards comprised of stock options and restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.5 years. The total grant-date fair value of shares that vested during the three- and six-month periods ended May 2, 2015 was approximately $42.1 million and $58.8 million, respectively. The total grant-date fair value of shares that vested during the three- and six-month periods ended May 3, 2014 was approximately $12.7 million and $52.2 million, respectively.

Note 4 – Common Stock Repurchase
The Company’s common stock repurchase program has been in place since August 2004. In the aggregate, the Board of Directors has authorized the Company to repurchase $5.6 billion of the Company’s common stock under the program. Under the program, the Company may repurchase outstanding shares of its common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of the Company’s Board of Directors, the repurchase program will expire when the Company has repurchased all shares authorized under the program. As of May 2, 2015, the Company had repurchased a total of approximately 138.3 million shares of its common stock for approximately $4.9 billion under this program. As of May 2, 2015, an additional $684.3 million remains available for repurchase of shares under the current authorized program. The repurchased shares are held as authorized but unissued shares of common stock. The Company also, from time to time, repurchases shares in settlement of employee minimum tax withholding obligations due upon the vesting of restricted stock units or the exercise of stock options. The withholding amount is based on the employee's minimum statutory withholding requirement. Any future common stock repurchases will be dependent upon several factors, including the Company's financial performance, outlook, liquidity and the amount of cash the Company has available in the United States.

Note 5 – Accumulated Other Comprehensive Income (Loss)

The following table provides the changes in accumulated other comprehensive income (loss) (OCI) by component and the related tax effects during the first six months of fiscal 2015.

	Foreign currency translation adjustment	Unrealized holding gains on available for sale securities classified as short-term investments	Unrealized holding (losses) on available for sale securities classified as short-term investments	Unrealized holding gains (losses) on derivatives	Pension plans	Total
November 1, 2014	$(5,132)	$518	$(306)	$659	$(164,265)	$(168,526)
Other comprehensive income (loss) before reclassifications	(7,474)	149	192	(34,494)	16,555	(25,072)
Amounts reclassified out of other comprehensive income (loss)	—	—	—	11,857	3,748	15,605
Tax effects	—	(24)	(96)	7,821	(563)	7,138
Other comprehensive income (loss)	(7,474)	125	96	(14,816)	19,740	(2,329)
May 2, 2015	$(12,606)	$643	$(210)	$(14,157)	$(144,525)	$(170,855)

The amounts reclassified out of accumulated other comprehensive income (loss) with presentation location during each period were as follows:

	Three Months Ended		Six Months Ended
Comprehensive Income Component	May 2, 2015	May 3, 2014	May 2, 2015	May 3, 2014	Location
Unrealized holding (losses) gains on derivatives
Currency forwards	$2,980	$(207)	$5,342	$105	Cost of sales
	1,841	(384)	3,236	(773)	Research and development
	2,803	(356)	5,293	(298)	Selling, marketing, general and administrative
	—	—	(1,466)	—	(a)
Treasury rate lock	(274)	(274)	(548)	(548)	Interest expense
	7,350	(1,221)	11,857	(1,514)	Total before tax
	(851)	194	(1,397)	292	Tax
	$6,499	$(1,027)	$10,460	$(1,222)	Net of tax

Amortization of pension components
Transition obligation	$5	$5	$10	$10	(b)
Prior service credit	(62)	(62)	(124)	(122)	(b)
Actuarial losses	1,924	1,165	3,862	2,300	(b)
	1,867	1,108	3,748	2,188	Total before tax
	(281)	(167)	(563)	(329)	Tax
	$1,586	$941	$3,185	$1,859	Net of tax

Total amounts reclassified out of accumulated other comprehensive income (loss), net of tax	$8,085	$(86)	$13,645	$637
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

The Company estimates $7.1 million of net derivative unrealized holding losses included in OCI will be reclassified into earnings within the next twelve months. There was no ineffectiveness in the three- and six-month periods ended May 2, 2015 and May 3, 2014.
Unrealized gains and losses on available-for-sale securities classified as short-term investments at May 2, 2015 and November 1, 2014 are as follows:

	May 2, 2015	November 1, 2014
Unrealized gains on securities classified as short-term investments	$690	$541
Unrealized losses on securities classified as short-term investments	(215)	(407)
Net unrealized gains (losses) on securities classified as short-term investments	$475	$134
As of May 2, 2015, the Company held 77 investment securities, 15 of which were in an unrealized loss position with gross unrealized loss of $0.2 million and an aggregate fair value of $562.4 million. As of November 1, 2014, the Company held 66 investment securities, 18 of which were in an unrealized loss position with gross unrealized loss of $0.4 million and an aggregate fair value of $694.7 million. These unrealized losses were primarily related to corporate obligations that earn lower interest rates than current market rates. None of these investments have been in a loss position for more than twelve months. As the Company does not intend to sell these investments and it is unlikely that the Company will be required to sell the investments before recovery of their amortized basis, which will be at maturity, the Company does not consider those investments to be other-than-temporarily impaired at May 2, 2015 and November 1, 2014.
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
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	May 2, 2015	May 3, 2014	May 2, 2015	May 3, 2014
Net Income	$205,338	$187,433	$384,095	$340,019
Basic shares:
Weighted-average shares outstanding	312,660	313,488	311,967	312,887
Earnings per share basic:	$0.66	$0.60	$1.23	$1.09
Diluted shares:
Weighted-average shares outstanding	312,660	313,488	311,967	312,887
Assumed exercise of common stock equivalents	4,387	4,859	4,398	5,295
Weighted-average common and common equivalent shares	317,047	318,347	316,365	318,182
Earnings per share diluted:	$0.65	$0.59	$1.21	$1.07
Anti-dilutive shares related to:
Outstanding stock options	1,879	2,981	2,042	2,611

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

The following tables display the special charges taken for ongoing actions and a roll-forward from November 1, 2014 to May 2, 2015 of the employee separation and exit cost accruals established related to these actions.

Reduction of Operating Costs
Statements of Income	Fiscal 2014
Workforce reductions	$37,873
Facility closure costs	459
Non-cash impairment charge	433
Change in estimates	(1,443)
Total Charges	$37,322

Accrued Restructuring	Reduction of Operating Costs
Balance at November 1, 2014	$40,503
Facility closure costs	(366)
Non-cash impairment charge	(433)
Severance payments	(14,795)
Effect of foreign currency on accrual	(447)
Balance at January 31, 2015	$24,462
Facility closure costs	(36)
Severance payments	(9,155)
Effect of foreign currency on accrual	(71)
Balance at May 2, 2015	$15,200

Reduction of Operating Costs
During fiscal 2014, the Company recorded special charges of approximately $37.3 million. These special charges included $37.9 million for severance and fringe benefit costs in accordance with the Company's ongoing benefit plan or statutory requirements at foreign locations for 341 manufacturing, engineering and selling, marketing, general and administrative (SMG&A) employees; $0.5 million for lease obligation costs for facilities that the Company ceased using during the fourth quarter of fiscal 2014; and $0.4 million for the impairment of assets that have no future use located at closed facilities. The Company reversed approximately $1.4 million of its severance accrual related to charges taken in fiscal 2013 primarily due to severance costs being lower than the Company's estimates. As of May 2, 2015, the Company still employed 28 of the 341 employees included in these cost reduction actions. These employees must continue to be employed by the Company until their employment is involuntarily terminated in order to receive the severance benefit.

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

	Three Months Ended
	May 2, 2015			May 3, 2014
	Revenue	% of Revenue	Y/Y%	Revenue	% of Revenue
Industrial	$390,712	48%	20%	$325,950	47%
Automotive	139,707	17%	3%	135,998	20%
Consumer	109,032	13%	40%	77,644	11%
Communications	181,568	22%	17%	154,944	22%
Total revenue	$821,019	100%	18%	$694,536	100%

	Six Months Ended
	May 2, 2015			May 3, 2014
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Industrial	$742,415	47%	21%	$614,771	46%
Automotive	263,747	17%	1%	260,666	20%
Consumer	204,141	13%	34%	152,057	11%
Communications	382,702	24%	30%	295,280	22%
Total revenue	$1,593,005	100%	20%	$1,322,774	100%
____________
* The sum of the individual percentages does not equal the total due to rounding.
Revenue Trends by Geographic Region
Revenue by geographic region, based on the primary location of the Company's customers’ design activity for its products, for the three- and six-month periods ended May 2, 2015 and May 3, 2014 were as follows:

	Three Months Ended		Six Months Ended
Region	May 2, 2015	May 3, 2014	May 2, 2015	May 3, 2014
United States	$276,193	$193,608	$510,840	$375,906
Rest of North and South America	22,200	25,431	45,360	44,867
Europe	251,402	232,299	489,983	432,986
Japan	82,238	74,591	164,906	145,682
China	126,449	109,583	257,168	210,067
Rest of Asia	62,537	59,024	124,748	113,266
Total revenue	$821,019	$694,536	$1,593,005	$1,322,774

In the three- and six-month periods ended May 2, 2015 and May 3, 2014, the predominant country comprising “Rest of North and South America” is Canada; the predominant countries comprising “Europe” are Germany, Sweden, France and the United Kingdom; and the predominant countries comprising “Rest of Asia” are South Korea and Taiwan.

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
The tables below set forth by level the Company’s financial assets and liabilities, excluding accrued interest components, that are accounted for at fair value on a recurring basis as of May 2, 2015 and November 1, 2014. The tables exclude cash on hand and assets and liabilities that are measured at historical cost or any basis other than fair value. As of May 2, 2015 and November 1, 2014, the Company held $109.2 million and $121.3 million, respectively, of cash and held-to-maturity investments that were excluded from the tables below.

	May 2, 2015
	Fair Value measurement at Reporting Date using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents:
Available-for-sale:
Institutional money market funds	$188,633	$—	$—	$188,633
Corporate obligations (1)	—	338,377	—	338,377
Short - term investments:
Available-for-sale:
Securities with one year or less to maturity:
Corporate obligations (1)	—	2,233,377	—	2,233,377
Floating rate notes, issued at par	—	40,073	—	40,073
Floating rate notes (1)	—	65,203	—	65,203
Securities with greater than one year to maturity:
Floating rate notes, issued at par	—	99,909	—	99,909
Other assets:
Deferred compensation investments	22,573	—	—	22,573
Total assets measured at fair value	$211,206	$2,776,939	$—	$2,988,145
Liabilities
Forward foreign currency exchange contracts (2)	—	10,415	—	10,415
Contingent consideration	—	—	4,741	4,741
Interest rate swap agreements	—	19,733	—	19,733
Total liabilities measured at fair value	$—	$30,148	$4,741	$34,889

(1)	The amortized cost of the Company’s investments classified as available-for-sale as of May 2, 2015 was $2.4 billion.

(2)	The Company has a master netting arrangement by counterparty with respect to derivative contracts. See Note 10, Derivatives, for more information related to the Company's master netting arrangements.

	November 1, 2014
	Fair Value measurement at Reporting Date using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents:
Available-for-sale:
Institutional money market funds	$178,067	$—	$—	$178,067
Corporate obligations (1)	—	269,901	—	269,901
Short - term investments:
Available-for-sale:
Securities with one year or less to maturity:
Corporate obligations (1)	—	2,122,120	—	2,122,120
Floating rate notes, issued at par	—	85,061	—	85,061
Floating rate notes (1)	—	50,010	—	50,010
Securities with greater than one year to maturity:
Floating rate notes, issued at par	—	40,044	—	40,044
Other assets:
Deferred compensation investments	21,393	—	—	21,393
Interest rate swap agreements	—	1,723	—	1,723
Total assets measured at fair value	$199,460	$2,568,859	$—	$2,768,319
Liabilities
Contingent consideration	—	—	4,806	4,806
Forward foreign currency exchange contracts (2)	—	10,093	—	10,093
Total liabilities measured at fair value	$—	$10,093	$4,806	$14,899

(1)	The amortized cost of the Company’s investments classified as available-for-sale as of November 1, 2014 was $2.3 billion.

(2)	The Company has a master netting arrangement by counterparty with respect to derivative contracts. See Note 10, Derivatives, for more information related to the Company's master netting arrangements.
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
The fair value measurement of the contingent consideration encompasses the following significant unobservable inputs:

Unobservable Inputs	Range
Estimated contingent consideration payments	$5,000
Discount rate	0% - 10%
Timing of cash flows	1 year
Probability of achievement	100%
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
The following table summarizes the change in the fair value of the contingent consideration measured using significant unobservable inputs (Level 3) from November 1, 2014 to May 2, 2015:

Contingent Consideration
Balance as of November 1, 2014	$4,806
Fair value adjustment (1)	67
Effect of foreign currency	(132)
Balance as of May 2, 2015	$4,741

(1) Recorded in research and development expense in the Company's condensed consolidated statements of income.
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
On April 4, 2011, the Company issued $375.0 million aggregate principal amount of 3.0% senior unsecured notes due April 15, 2016 (the 2016 Notes) with semi-annual fixed interest payments due on April 15 and October 15 of each year, commencing October 15, 2011. Based on quotes received from third-party banks, the fair value of the 2016 Notes as of May 2, 2015 and November 1, 2014 was $383.0 million and $386.3 million, respectively, and is classified as a Level 1 measurement according to the fair value hierarchy.
On June 3, 2013, the Company issued $500.0 million aggregate principal amount of 2.875% senior unsecured notes due June 1, 2023 (the 2023 Notes) with semi-annual fixed interest payments due on June 1 and December 1 of each year, commencing December 1, 2013. Based on quotes received from third-party banks, the fair value of the 2023 Notes as of May 2, 2015 and November 1, 2014 was $495.3 million and $483.5 million, respectively, and is classified as a Level 1 measurement according to the fair value hierarchy.

Note 10 – Derivatives
Foreign Exchange Exposure Management — The Company enters into forward foreign currency exchange contracts to offset certain operational and balance sheet exposures from the impact of changes in foreign currency exchange rates. Such exposures result from the portion of the Company’s operations, assets and liabilities that are denominated in currencies other than the U.S. dollar, primarily the Euro; other significant exposures include the Philippine Peso, the Japanese Yen and the British Pound. These foreign currency exchange contracts are entered into to support transactions made in the normal course of business, and accordingly, are not speculative in nature. The contracts are for periods consistent with the terms of the underlying transactions, generally one year or less. Hedges related to anticipated transactions are designated and documented at the inception of the respective hedges as cash flow hedges and are evaluated for effectiveness monthly. Derivative instruments are employed to eliminate or minimize certain foreign currency exposures that can be confidently identified and quantified. As the terms of the contract and the underlying transaction are matched at inception, forward contract effectiveness is calculated by comparing the change in fair value of the contract to the change in the forward value of the anticipated transaction, with the effective portion of the gain or loss on the derivative reported as a component of accumulated OCI in shareholders’ equity and reclassified into earnings in the same period during which the hedged transaction affects earnings. Any residual change in fair value of the instruments, or ineffectiveness, is recognized immediately in other (income) expense. Additionally, the Company enters into forward foreign currency contracts that economically hedge the gains and losses generated by the re-measurement of certain recorded assets and liabilities in a non-functional currency. Changes in the fair value of these undesignated hedges are recognized in other (income) expense immediately as an offset to the changes in the fair value of the asset or liability being hedged. As of May 2, 2015 and November 1, 2014, the total notional amount of these undesignated hedges was $41.9 million and $45.2 million, respectively. The fair value of these undesignated hedges in the Company’s condensed consolidated balance sheets as of May 2, 2015 and November 1, 2014 was immaterial.
The total notional amounts of forward foreign currency derivative instruments designated as hedging instruments of cash flow hedges denominated in Euros, British Pounds, Philippine Pesos and Japanese Yen as of May 2, 2015 and November 1, 2014 was $178.4 million and $183.5 million, respectively. The fair values of forward foreign currency derivative instruments designated as hedging instruments in the Company’s condensed consolidated balance sheets as of May 2, 2015 and November 1, 2014 were as follows:

		Fair Value At
	Balance Sheet Location	May 2, 2015	November 1, 2014
Forward foreign currency exchange contracts	Accrued liabilities	$10,402	$10,584
Interest Rate Exposure Management — The Company's current and future debt may be subject to interest rate risk. The Company utilizes interest rate derivatives to alter interest rate exposure in an attempt to reduce the effects of these changes.
On October 28, 2014, the Company entered into forward starting interest rate swap transactions to hedge its exposure to the variability in future cash flows due to changes in interest rates for debt issuances expected to occur in the future. Amounts reported in OCI related to these derivatives will be reclassified from OCI to earnings as interest expense is incurred on the forecasted hedged fixed-rate debt, adjusting interest expense to reflect the fixed-rate entered into by the forward starting swaps. These cash flow instruments hedge forecasted interest payments to be made through 2025. These forward starting swaps will be terminated on the day the hedged forecasted debt issuances occur, but no later than December 1, 2015, if the hedged forecasted debt issuances do not occur. The total notional value of these hedges as of May 2, 2015 and November 1, 2014 was $500.0 million. The fair value of these hedges was $19.7 million as of May 2, 2015, included in accrued liabilities, and $1.7 million as of November 1, 2014, included in other assets, in the Company's condensed consolidated balance sheet.
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
The market risk associated with the Company’s derivative instruments results from currency exchange rate or interest rate movements that are expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. The counterparties to the agreements relating to the Company’s derivative instruments consist of a number of major international financial institutions with high credit ratings. Based on the credit ratings of the Company’s counterparties as of May 2, 2015, nonperformance is not perceived to be a significant risk. Furthermore, none of the Company’s derivatives are subject to collateral or other security arrangements and none contain provisions that are dependent on the Company’s credit ratings from any credit rating agency. While the contract or notional amounts of derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of the Company’s exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of counterparties to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparties’ obligations under the contracts exceed the obligations of the Company to the counterparties. As a result of the above considerations, the Company does not consider the risk of counterparty default to be significant.
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

All of the Company’s derivative financial instruments are subject to master netting arrangements that allow the Company and its counterparties to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled under these arrangements have been presented in the Company's consolidated balance sheet on a net basis. As of May 2, 2015 and November 1, 2014, none of the master netting arrangements involved collateral. The following table presents the gross amounts of the Company's derivative assets and liabilities and the net amounts recorded in our consolidated balance sheet:

	May 2, 2015	November 1, 2014
Gross amount of recognized liabilities	$(11,119)	$(10,736)
Gross amounts recognized assets offset in the consolidated balance sheet	704	643
Net liabilities presented in the consolidated balance sheet	$(10,415)	$(10,093)

Note 11 – Goodwill and Intangible Assets
Goodwill
The Company evaluates goodwill for impairment annually, as well as whenever events or changes in circumstances suggest that the carrying value of goodwill may not be recoverable. The Company tests goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis on the first day of the fourth quarter (on or about August 1) or more frequently if indicators of impairment exist. In the first quarter of 2015, the Company implemented organizational changes designed to accelerate the Company's growth by increasing the speed and impact of its technological innovation. The organizational changes combine the Company's market and technology teams to address the evolving needs of the markets and customers the Company serves. The Company performed an impairment analysis immediately prior to and subsequent to the reorganization and evaluated goodwill for impairment as of the date of reorganization. The Company identified its reporting units to be its six operating segments. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company determines the fair value of its reporting units using the income approach methodology of valuation that includes the discounted cash flow method, as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit with the carrying value of that reporting unit. Based on this analysis, no impairment was identified. The Company's next annual impairment assessment will be performed as of the first day of the fourth quarter of fiscal 2015 unless indicators arise that would require the Company to re-evaluate at an earlier date. The following table presents the changes in goodwill during the first six months of fiscal 2015:

Six Months Ended
May 2, 2015
Balance as of November 1, 2014	$1,642,438
Goodwill adjustment related to acquisition of Hittite (Note 16)	3,757
Goodwill adjustment related to acquisition of Metroic Limited (1)	118
Foreign currency translation adjustment	(2,699)
Balance as of May 2, 2015	$1,643,614
(1) Represents changes to goodwill as a result of finalizing working capital adjustments related to this acquisition.
Intangible Assets
The Company reviews finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of assets may not be recoverable. Recoverability of these assets is determined by comparison of their carrying value to future undiscounted cash flows the assets are expected to generate over their remaining economic lives. If such assets are considered to be impaired, the impairment to be recognized in earnings equals the amount by which the carrying value of the assets exceeds their fair value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. As of May 2, 2015 and November 1, 2014, the Company’s finite-lived intangible assets consisted of the following:

	May 2, 2015		November 1, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$624,900	$54,196	$624,900	$19,473
Technology-based	16,200	4,047	16,200	1,627
Backlog	25,500	19,904	25,500	7,154
Total	$666,600	$78,147	$666,600	$28,254
For the three- and six-month periods ended May 2, 2015, amortization expense related to finite-lived intangible assets was $25.2 million and $49.9 million, respectively. For each of the three- and six-month periods ended May 3, 2014, amortization expense related to finite-lived intangible assets was $0.1 million. The remaining amortization expense will be recognized over an estimated weighted average life of approximately 4.1 years.
The Company expects annual amortization expense for intangible assets to be:

Fiscal Year	Amortization Expense
Remainder of fiscal 2015	$42,200
2016	$73,208
2017	$73,208
2018	$72,149
2019	$69,433
2020	$69,433
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

Indefinite-lived intangible assets consisted of $32.8 million and $33.1 million of IPR&D as of May 2, 2015 and November 1, 2014, respectively.

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
Net periodic pension cost of non-U.S. plans is presented in the following table:

	Three Months Ended		Six Months Ended
	May 2, 2015	May 3, 2014	May 2, 2015	May 3, 2014
Service cost	$4,056	$3,436	$8,880	$6,834
Interest cost	3,008	3,577	6,590	7,107
Expected return on plan assets	(3,504)	(3,463)	(7,669)	(6,879)
Amortization of initial net obligation	5	5	10	10
Amortization of prior service cost	(62)	(62)	(124)	(122)
Amortization of net loss	1,924	1,165	3,862	2,300
Net periodic pension cost	$5,427	$4,658	$11,549	$9,250
Pension contributions of $3.4 million and $7.9 million were made by the Company during the three- and six-month periods ended May 2, 2015, respectively. The Company presently anticipates contributing an additional $5.9 million to fund its defined benefit pension plans in fiscal year 2015 for a total of $13.8 million.

Note 13 – Revolving Credit Facility

On December 19, 2012, the Company entered into a five-year, $500.0 million senior unsecured revolving credit facility with certain institutional lenders (the Credit Agreement). In June 2014, the Company amended this credit facility to temporarily increase the amount of allowed subsidiary indebtedness related to the financing of the Acquisition. To date, the Company has not borrowed under this credit facility but the Company may borrow in the future and use the proceeds for repayment of existing indebtedness, stock repurchases, acquisitions, capital expenditures, working capital and other lawful corporate purposes. Revolving loans under the Credit Agreement (other than swing line loans) bear interest, at the Company's option, at either a rate equal to (a) the Eurodollar Rate (as defined in the Credit Agreement) plus a margin based on the Company's debt rating or (b) the Base Rate (defined as the highest of (i) the Bank of America prime rate, (ii) the Federal Funds Rate (as defined in the Credit Agreement) plus .50% or (iii) one month Eurodollar Rate plus 1.00%) plus a margin based on the Company's debt rating. The terms of the facility impose restrictions on the Company’s ability to undertake certain transactions, to create certain liens on assets and to incur certain subsidiary indebtedness. In addition, the Credit Agreement contains a consolidated leverage ratio covenant of total consolidated funded debt to consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) of not greater than 3.0 to 1.0. As of May 2, 2015, the Company was compliant with these covenants.

Note 14 – Debt
On April 4, 2011, the Company issued $375.0 million aggregate principal amount of 3.0% senior unsecured notes due April 15, 2016 (the 2016 Notes) with semi-annual fixed interest payments due on April 15 and October 15 of each year, commencing October 15, 2011. The sale of the 2016 Notes was made pursuant to the terms of an underwriting agreement, dated March 30, 2011, between the Company and Credit Suisse Securities (USA) LLC and Merrill Lynch, Pierce, Fenner and Smith Incorporated, as representative of the several underwriters named therein. The net proceeds of the offering were $370.5 million, after issuing at a discount and deducting expenses, underwriting discounts and commissions, which will be amortized over the term of the 2016 Notes. The indenture governing the 2016 Notes contains covenants that may limit the Company’s ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of its assets to, any other party. As of May 2, 2015, the Company was compliant with these covenants. The 2016 Notes are subordinated to any future secured debt and to the other liabilities of the Company’s subsidiaries.
On June 3, 2013, the Company issued $500.0 million aggregate principal amount of 2.875% senior unsecured notes due June 1, 2023 (the 2023 Notes) with semi-annual fixed interest payments due on June 1 and December 1 of each year, commencing December 1, 2013. Prior to issuing the 2023 Notes, on April 24, 2013, the Company entered into a treasury rate lock agreement with Bank of America. This agreement allowed the Company to lock a 10-year US Treasury rate of 1.7845% through June 14, 2013 for its anticipated issuance of the 2023 Notes. Upon issuing the 2023 Notes, the Company simultaneously terminated the treasury rate lock agreement resulting in a gain of approximately $11.0 million. This gain will be amortized into interest expense over the 10-year term of the 2023 Notes. The sale of the 2023 Notes was made pursuant to the terms of an underwriting agreement, dated as of May 22, 2013, among the Company and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC, as the representatives of the several underwriters named therein. The net proceeds of the offering were $493.9 million, after discount and issuance costs. Debt discount and issuance costs will be amortized through interest expense over the term of the 2023 Notes. The indenture governing the 2023 Notes contains covenants that may limit the Company's ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of its assets to, any other party. As of May 2, 2015, the Company was compliant with these covenants. The notes are subordinated to any future secured debt and to the other liabilities of the Company's subsidiaries.
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

Note 15 – Inventories
Inventories are valued at the lower of cost (first-in, first-out method) or market. The valuation of inventory requires the Company to estimate obsolete or excess inventory as well as inventory that is not of saleable quality. The Company employs a variety of methodologies to determine the net realizable value of its inventory. While a portion of the calculation to record inventory at its net realizable value is based on the age of the inventory and lower of cost or market calculations, a key factor in estimating obsolete or excess inventory requires the Company to estimate the future demand for its products. If actual demand is less than the Company’s estimates, impairment charges, which are recorded to cost of sales, may need to be recorded in future periods. Inventory in excess of saleable amounts is not valued, and the remaining inventory is valued at the lower of cost or market. Approximately $3.0 million of raw materials have been classified as non-current and are presented within the condensed consolidated balance sheet as other assets as the Company does not expect this inventory to be sold within one year. This inventory was purchased as part of a planned transition from a principal foundry supplier and was acquired by the Company through the Acquisition. The larger than normal purchase was made to maintain an adequate supply of the raw material for customers, which has a natural life of five to ten years.
Inventories at May 2, 2015 and November 1, 2014 were as follows:

	May 2, 2015	November 1, 2014
Raw materials	$47,982	$47,267
Work in process	230,622	216,765
Finished goods	115,890	103,895
Total inventories	$394,494	$367,927
Non-current inventories	$2,981	$8,793

Note 16 – Acquisitions

Hittite Microwave Corporation

On July 22, 2014, the Company completed its acquisition of Hittite Microwave Corporation (Hittite), a company that designed and developed high performance integrated circuits, modules, subsystems and instrumentation for radio frequency, microwave and millimeterwave applications. The total consideration paid to acquire Hittite was approximately $2.4 billion, financed through a combination of existing cash on hand and a 90-day term loan facility of $2.0 billion. The Acquisition is expected to expand the Company’s technology position in high performance signal processing solutions and drive growth in key markets. The Company completed the Acquisition through a cash tender offer (the Offer) by BBAC Corp., a wholly-owned subsidiary of the Company, for all of the outstanding shares of common stock, par value $0.01 per share, of Hittite at a purchase price of $78.00 per share, net to the seller in cash, without interest, less any applicable withholding taxes. After completion of the Offer, BBAC Corp. merged with and into Hittite, with Hittite continuing as the surviving corporation and a wholly-owned subsidiary of the Company.
During the first six months of fiscal 2015, the Company recorded an acquisition accounting adjustment of $3.8 million to deferred income taxes and goodwill. The Acquisition accounting is not complete and additional information that existed at the acquisition date may become known to the Company during the remainder of the measurement period. As of the filing date of this Quarterly Report on Form 10-Q, the Company is still in the process of valuing the assets acquired of Hittite's business, including inventory and deferred income taxes.
The following unaudited pro forma consolidated financial information presents the Company's combined results of operations after giving effect to the Acquisition and assumes that the Acquisition, which closed on July 22, 2014, was completed on November 4, 2012 (the first day of the Company's 2013 fiscal year). The pro forma consolidated financial information has been calculated after applying the Company's accounting policies and includes adjustments for amortization expense of acquired intangible assets and the consequential tax effects.
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

(thousands, except per share data)	Three Months Ended	Six Months Ended
	May 3, 2014	May 3, 2014
Revenue	$768,969	$1,465,858
Net income	$194,065	$350,737

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
The Company’s effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where our income is earned. The Company's effective tax rate for all periods presented is lower than the U.S. federal statutory rate of 35%, primarily due to lower statutory tax rates applicable to the Company's operations in jurisdictions in which the Company earns a portion of its income.
The Company has filed a petition with the U.S. Tax Court for one open matter for fiscal years 2006 and 2007 that pertains to Section 965 of the Internal Revenue Code related to the beneficial tax treatment of dividends paid from foreign owned companies under The American Jobs Creation Act. The Company recorded a $36.5 million reserve for this potential liability in the fourth quarter of fiscal 2013.
All of the Company's U.S. federal tax returns prior to fiscal year 2011 are no longer subject to examination.

All of the Company's Ireland tax returns prior to fiscal year 2010 are no longer subject to examination.
Unrealized Tax Benefits
The following table summarizes the changes in the total amounts of unrealized tax benefits for the six months ended May 2, 2015.

Unrealized Tax Benefits
Balance as of November 1, 2014	$65,464
Additions for tax positions related to current year	215
Additions for tax positions related to prior years	4,074
Reductions for tax positions related to settlements with taxing authorities	(1,186)
Reductions due to lapse of applicable statute of limitations	(766)
Balance as of May 2, 2015	$67,801

Note 18 – New Accounting Pronouncements
Standards Implemented
Income Taxes
In July 2013, the Financial Accounting Standards Board (FASB) issued ASU No. 2013-11 (ASU No. 2013-11), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU No. 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, with certain exceptions. ASU No. 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, which is the Company's first quarter of fiscal year 2015. Early adoption is permitted. The adoption of ASU No. 2013-11 in the first quarter of fiscal 2015 did not impact the Company's financial condition or results of operations.
Standards to be Implemented
Compensation - Retirement Benefits
In April, 2015, the FASB issued ASU No. 2015-04 (ASU 2015-04), Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets, which provides a practical expedient for entities with a fiscal year-end that does not coincide with a month-end, that permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. Entities are required to disclose the accounting policy election and the date used to measure defined benefit plan assets and obligations. ASU 2015-04 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early application is permitted. Amendments should be applied prospectively. The adoption of ASU 2015-04 in the first quarter of fiscal 2017 is not expected to have a material impact on the Company’s financial condition or results of operations.
Interest - Imputation of Interest
In April, 2015, the FASB issued ASU No. 2015-03 (ASU 2015-03), Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. An entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The adoption of ASU 2015-03 in the first quarter of fiscal 2017 is not expected to have a material impact on the Company’s financial condition or results of operations.
Consolidation
In February, 2015, the FASB issued ASU No. 2015-02 (ASU 2015-02), Amendments to the Consolidation Analysis. ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. A reporting entity may apply the amendments in this guidance using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. A reporting entity also may apply the amendments retrospectively. The adoption of ASU 2015-02 in the first quarter of fiscal 2017 is not expected to have a material impact on the Company’s financial condition or results of operations.
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
Revenue Recognition
In May 2014, the FASB issued ASU No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. However, in early April 2015, the FASB voted to propose to defer the effective date of the new revenue recognition standard by one year, as a result, public entities would apply the new revenue standard to annual reporting periods beginning after December 31, 2017. This proposal is still being evaluated and final determination of the effective date is expected by the end of 2015. Early application is not permitted. The guidance allows for the amendment to be applied either retrospectively to each prior reporting period presented or retrospectively as a cumulative-effect adjustment as of the date of adoption. The Company is in the process of evaluating the impact of adoption on its consolidated financial statements.
Discontinued Operations
In April 2014, the FASB issued ASU No. 2014-08 (ASU 2014-08), Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which raises the threshold for disposals to qualify as discontinued operations. Under the new guidance, a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale, should be reported as discontinued operations. ASU 2014-08 also expands the disclosure requirements for discontinued operations and adds new disclosures for individually significant dispositions that do not qualify as discontinued operations. ASU 2014-08 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014, which is the Company's first quarter of fiscal year 2016. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in the financial statements previously issued or available for issuance. As of May 2, 2015, there have been no disposals or classifications as held for sale that would be subject to ASU 2014-08. As such, the Company will consider the adoption of this standard upon the earlier of a disposal or classification as held for sale.

Note 19 – Subsequent Events
On May 18, 2015, the Board of Directors of the Company declared a cash dividend of $0.40 per outstanding share of common stock. The dividend will be paid on June 9, 2015 to all shareholders of record at the close of business on May 29, 2015.

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

Results of Operations
(all tabular amounts in thousands except per share amounts and percentages)
Overview

	Three Months Ended
	May 2, 2015	May 3, 2014	$ Change	% Change
Revenue	$821,019	$694,536	$126,483	18%
Gross margin %	66.4%	66.1%
Net income	$205,338	$187,433	$17,905	10%
Net income as a % of revenue	25.0%	27.0%
Diluted EPS	$0.65	$0.59	$0.06	10%

	Six Months Ended
	May 2, 2015	May 3, 2014	$ Change	% Change
Revenue	$1,593,005	$1,322,774	$270,231	20%
Gross margin %	65.8%	65.6%
Net income	$384,095	$340,019	$44,076	13%
Net income as a % of revenue	24.1%	25.7%
Diluted EPS	$1.21	$1.07	$0.14	13%

On July 22, 2014, we completed the acquisition of Hittite Microwave Corporation (Hittite), a company that designed and developed high performance integrated circuits, modules, subsystems and instrumentation for radio frequency, microwave and millimeterwave applications. The total consideration paid to acquire Hittite was approximately $2.4 billion, financed through a combination of existing cash on hand and a 90-day term loan facility of $2.0 billion. The acquisition of Hittite is referred to as the Acquisition. See Note 16, Acquisitions, of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this Quarterly Report on From 10-Q for further discussion related to the Acquisition. The results of operations for the six-month period ended May 2, 2015 are inclusive of the Acquisition.

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

	Three Months Ended
	May 2, 2015			May 3, 2014
	Revenue	% of Revenue	Y/Y%	Revenue	% of Revenue
Industrial	$390,712	48%	20%	$325,950	47%
Automotive	139,707	17%	3%	135,998	20%
Consumer	109,032	13%	40%	77,644	11%
Communications	181,568	22%	17%	154,944	22%
Total revenue	$821,019	100%	18%	$694,536	100%

	Six Months Ended
	May 2, 2015			May 3, 2014
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Industrial	$742,415	47%	21%	$614,771	46%
Automotive	263,747	17%	1%	260,666	20%
Consumer	204,141	13%	34%	152,057	11%
Communications	382,702	24%	30%	295,280	22%
Total revenue	$1,593,005	100%	20%	$1,322,774	100%
____________
* The sum of the individual percentages does not equal the total due to rounding.

Industrial end market revenue increased in each of the three- and six-month periods ended May 2, 2015 as compared to the same periods of the prior fiscal year as a result of the Acquisition, as well as a broad-based increase in demand in this end market. Consumer end market revenue increased in each of the three- and six-month periods ended May 2, 2015 as compared to the same periods of the prior fiscal year primarily as a result of increased demand for products sold into the portable sector of this end market. Communications end market revenue increased in each of the three- and six-month periods ended May 2, 2015 as compared to the same periods of the prior fiscal year primarily as a result of the Acquisition.
Revenue Trends by Geographic Region
Revenue by geographic region, based upon the primary location of our customers’ design activity for our products for the three- and six-month periods ended May 2, 2015 and May 3, 2014 were as follows:

	Three Months Ended
Region	May 2, 2015	May 3, 2014	$ Change	% Change
United States	$276,193	$193,608	$82,585	43%
Rest of North and South America	22,200	25,431	(3,231)	(13)%
Europe	251,402	232,299	19,103	8%
Japan	82,238	74,591	7,647	10%
China	126,449	109,583	16,866	15%
Rest of Asia	62,537	59,024	3,513	6%
Total revenue	$821,019	$694,536	$126,483	18%

	Six Months Ended
Region	May 2, 2015	May 3, 2014	$ Change	% Change
United States	$510,840	$375,906	$134,934	36%
Rest of North and South America	45,360	44,867	493	1%
Europe	489,983	432,986	56,997	13%
Japan	164,906	145,682	19,224	13%
China	257,168	210,067	47,101	22%
Rest of Asia	124,748	113,266	11,482	10%
Total revenue	$1,593,005	$1,322,774	$270,231	20%

In the three- and six-month periods ended May 2, 2015 and May 3, 2014, the predominant country comprising “Rest of North and South America” is Canada; the predominant countries comprising “Europe” are Germany, Sweden, France and the United Kingdom; and the predominant countries comprising “Rest of Asia” are South Korea and Taiwan.
On a regional basis, the sales increase in each of the three- and six-month periods ended May 2, 2015 as compared to the same periods of the prior fiscal year in most regions was a result of the Acquisition and an increase in demand in most end markets.
Gross Margin

	Three Months Ended				Six Months Ended
	May 2, 2015	May 3, 2014	$ Change	% Change	May 2, 2015	May 3, 2014	$ Change	% Change
Gross margin	$544,822	$458,743	$86,079	19%	$1,048,429	$867,861	$180,568	21%
Gross margin %	66.4%	66.1%			65.8%	65.6%
Gross margin percentage increased by 30 and 20 basis points in the three- and six-month periods ended May 2, 2015, respectively, as compared to the three- and six-month periods ended May 3, 2014, respectively, primarily as a result of a mix shift in favor of higher margin products being sold as a result of the Acquisition, partially offset by amortization of purchased inventory and intangibles as a result of the Acquisition.
Research and Development (R&D)

	Three Months Ended				Six Months Ended
	May 2, 2015	May 3, 2014	$ Change	% Change	May 2, 2015	May 3, 2014	$ Change	% Change
R&D expenses	$154,233	$136,203	$18,030	13%	$305,939	$264,794	$41,145	16%
R&D expenses as a % of revenue	18.8%	19.6%			19.2%	20.0%
R&D expenses increased in each of the three- and six-month periods ended May 2, 2015, as compared to the same periods of fiscal 2014, primarily as a result of increases in R&D employee and related benefit expenses, as well as other operational spending resulting from the Acquisition and, to a lesser extent, an increase in variable compensation expense linked to our overall profitability and revenue growth.
R&D expenses as a percentage of revenue will fluctuate from year-to-year depending on the amount of revenue and the success of new product development efforts, which we view as critical to our future growth. We have hundreds of R&D projects underway, none of which we believe are material on an individual basis. We expect to continue the development of innovative technologies and processes for new products. We believe that a continued commitment to R&D is essential to maintain product leadership with our existing products, as well as to provide innovative new product offerings, and we expect to continue to make significant R&D investments in the future.

Selling, Marketing, General and Administrative (SMG&A)

	Three Months Ended				Six Months Ended
	May 2, 2015	May 3, 2014	$ Change	% Change	May 2, 2015	May 3, 2014	$ Change	% Change
SMG&A expenses	$117,371	$102,085	$15,286	15%	$237,542	$200,263	$37,279	19%
SMG&A expenses as a % of revenue	14.3%	14.7%			14.9%	15.1%
SMG&A expenses increased in the three-month period ended May 2, 2015, as compared to the same period of fiscal 2014 as a result of increases in SMG&A employee and related benefit expenses, other operational spending resulting from the Acquisition, an increase in variable compensation expense linked to our overall profitability and revenue growth and as a result of recording of approximately $2.0 million of Acquisition-related transition costs.
SMG&A expenses increased in the six-month period ended May 2, 2015, as compared to the same period of fiscal 2014 as a result of increases in SMG&A employee and related benefit expenses, as well as other operational spending resulting from the Acquisition, and an increase in variable compensation expense linked to our overall profitability and revenue growth. In addition, SMG&A expenses increased as a result of an increase in stock based compensation expense of approximately $3.0 million due to the accelerated vesting of equity awards granted to a former executive officer in accordance with the terms of the applicable equity award agreements and the recording of approximately $5.1 million of Acquisition-related transition costs.
Amortization of Intangibles
During the three- and six-month periods ended May 2, 2015, we recognized approximately $24.2 million and $48.0 million, respectively, of amortization expense within operating expenses, primarily resulting from the $665.5 million of amortizable intangible assets related to the Acquisition. These amortizable intangible assets are being amortized on a straight-line basis over their estimated useful lives.
Operating Income

	Three Months Ended				Six Months Ended
	May 2, 2015	May 3, 2014	$ Change	% Change	May 2, 2015	May 3, 2014	$ Change	% Change
Operating income	$249,008	$220,400	$28,608	13%	$456,942	$400,009	$56,933	14%
Operating income as a % of revenue	30.3%	31.7%			28.7%	30.2%
The year-over-year increase in operating income in the three-month period ended May 2, 2015 was primarily the result of an increase in revenue of $126.5 million and a 30 basis point increase in gross margin percentage, partially offset by a $24.2 million increase in amortization of intangibles, a $18.0 million increase in R&D expenses and a $15.3 million increase in SMG&A expenses, as more fully described above under the headings Amortization of Intangibles, Research and Development (R&D) and Selling, Marketing, General and Administrative (SMG&A).
The year-over-year increase in operating income in the six-month period ended May 2, 2015 was primarily the result of an increase in revenue of $270.2 million and a 20 basis point increase in gross margin percentage, partially offset by a $47.9 million increase in amortization of intangibles, a $41.1 million increase in R&D expenses and a $37.3 million increase in SMG&A expenses, as more fully described above under the headings Amortization of Intangibles, Research and Development (R&D) and Selling, Marketing, General and Administrative (SMG&A).
Provision for Income Taxes

	Three Months Ended			Six Months Ended
	May 2, 2015	May 3, 2014	$ Change	May 2, 2015	May 3, 2014	$ Change
Provision for income taxes	$39,851	$29,935	$9,916	$61,864	$53,240	$8,624
Effective income tax rate	16.3%	13.8%		13.9%	13.5%
Our effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where our income is earned.

The tax rate for all periods presented was below the U.S. federal statutory tax rate of 35%, primarily due to lower statutory tax rates applicable to our operations in the foreign jurisdictions in which we earn income. Income from non-U.S. jurisdictions accounted for approximately 76.7% of our total revenues for the six-month period ended May 2, 2015, resulting in a material portion of our pretax income being earned and taxed outside the U.S., primarily in Bermuda and Ireland, at rates ranging from 0% to 35%. The impact on our provision for income taxes of income earned in foreign jurisdictions being taxed at rates different than the U.S. statutory rate was a benefit of approximately $55.1 million and a foreign effective tax rate of approximately 11.2% in the three-month period ended May 2, 2015, compared to a benefit of approximately $46.7 million and a foreign effective tax rate of approximately 5.0% in the three-month period ended May 3, 2014. The impact on our provision for income taxes of income earned in foreign jurisdictions being taxed at rates different than the U.S. statutory rate was a benefit of approximately $91.4 million and a foreign effective tax rate of approximately 11.2% for the six-month period ended May 2, 2015, compared to a benefit of approximately $84.9 million and a foreign effective tax rate of approximately 7.1% for the six-month period ended May 3, 2014. A reduction in the ratio of domestic taxable income to worldwide taxable income effectively lowers the overall tax rate, due to the fact that the tax rates in the majority of foreign jurisdictions where we earn income are significantly lower than the U.S. statutory rate. In addition, our effective income tax rate can be impacted each year by discrete factors or events. Our effective tax rate for the six-month period ended May 2, 2015 included a tax benefit of $7.0 million from the reinstatement of the U.S. federal research and development tax credit in December 2014 retroactive to January 1, 2014 and a tax benefit of $3.8 million as a result of an acquisition accounting adjustment. Our effective tax rate for the six-month period ended May 3, 2014 was not significantly impacted by discrete items.
Net Income

	Three Months Ended				Six Months Ended
	May 2, 2015	May 3, 2014	$ Change	% Change	May 2, 2015	May 3, 2014	$ Change	% Change
Net Income	$205,338	$187,433	$17,905	10%	$384,095	$340,019	$44,076	13%
Net Income as a % of revenue	25.0%	27.0%			24.1%	25.7%
Diluted EPS	$0.65	$0.59			$1.21	$1.07
Net income increased 10% in the three-month period ended May 2, 2015 as compared to the same period of fiscal 2014 primarily as a result of the $28.6 million increase in operating income, partially offset by the $9.9 million increase in provision for income taxes.
Net income increased 13% in the six-month period ended May 2, 2015 as compared to the same period of fiscal 2014 primarily as a result of the $56.9 million increase in operating income, partially offset by the $8.6 million increase in provision for income taxes.

Liquidity and Capital Resources
At May 2, 2015, our principal source of liquidity was $3.1 billion of cash and cash equivalents and short-term investments, of which approximately $764.0 million was held in the United States. The balance of our cash and cash equivalents and short-term investments was held outside the United States in various foreign subsidiaries. As we intend to reinvest our foreign earnings indefinitely, this cash held outside the United States is not available to meet our cash requirements in the United States, including cash dividends and common stock repurchases. Our cash and cash equivalents consist of highly liquid investments with maturities of three months or less at the time of acquisition and our short-term investments consist primarily of corporate obligations, such as commercial paper and floating rate notes and bonds. We maintain these balances with high credit quality counterparties, continually monitor the amount of credit exposure to any one issuer and diversify our investments in order to minimize our credit risk.
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

	Six Months Ended
	May 2, 2015	May 3, 2014
Net cash provided by operating activities	$512,684	$395,897
Net cash provided by operations as a % of revenue	32.2%	29.9%
Net cash used for investing activities	$(222,290)	$(214,339)
Net cash used for financing activities	$(220,768)	$(169,642)
At May 2, 2015, cash and cash equivalents totaled $636.2 million. The following changes contributed to the net increase in cash and cash equivalents of $67.0 million in the six-month period ended May 2, 2015 as compared to the same period in fiscal 2014.
Operating Activities
During the six-month period ended May 2, 2015, we generated cash from operating activities of $512.7 million, an increase of $116.8 million compared to the $395.9 million generated during the six-month period ended May 3, 2014. Results of operations, after non-cash adjustments to net income, contributed $514.6 million compared to a contribution of $405.7 million for the first six months of fiscal 2014.
Investing Activities
During the six-month period ended May 2, 2015, cash provided by investing activities was comprised of $141.0 million in cash received from the net sales of available-for-sale short term investments, partially offset by $73.0 million of cash payments for property, plant and equipment additions.
Financing Activities
During the six-month period ended May 2, 2015, cash used for financing activities included distributions of $240.0 million to our shareholders in dividend payments and $83.9 million for the repurchase of 1.6 million shares of our common stock, partially offset by proceeds of $94.9 million received from the exercise of employee stock options.
Working Capital

	May 2, 2015	November 1, 2014	$ Change	% Change
Accounts receivable, net	$408,510	$396,605	$11,905	3%
Days sales outstanding*	45	44
Inventory	$394,494	$367,927	$26,567	7%
Days cost of sales in inventory*	126	109
* We use the average of the current quarter and prior quarter ending net accounts receivable and ending inventory balance in our calculation of days sales outstanding and days cost of sales in inventory, respectively.
The increase in accounts receivable in dollars and in days was primarily the result of higher product shipments made to our distributors in the final month of the second quarter of fiscal 2015 as compared to the final month of the fourth quarter of fiscal 2014.
The increase in inventory in dollars and in days was primarily as a result of continued manufacturing production to support anticipated higher sales demand. Our inventory levels are impacted by our need to support forecasted sales demand and variations between those forecasts and actual demand.
Current liabilities increased to $1,068.2 million at May 2, 2015 from $709.1 million at the end of fiscal 2014. The increase was primarily the result of the classification of our 2016 Notes as current and, to a lesser extent, increases in accounts payable and deferred income on shipments to distributors as more fully described below. These increases were partially offset by decreases in income taxes payable and accrued liabilities.
As of May 2, 2015 and November 1, 2014, we had gross deferred revenue of $365.4 million and $349.7 million, respectively, and gross deferred cost of sales of $70.0 million and $71.3 million, respectively. Deferred income on shipments to distributors increased in the first six months of fiscal 2015 primarily as a result of higher demand for products, as well as a mix shift in favor of higher margin products, attributable to the Acquisition, sold into the channel. Sales to distributors are made under agreements that allow distributors to receive price-adjustment credits and to return qualifying products for credit, as determined by us, in order to reduce the amounts of slow-moving, discontinued or obsolete product from their inventory. Given the uncertainties associated with the levels of price-adjustment credits to be granted to distributors, the sales price to the distributors is not fixed or determinable until the distributors resell the products to their customers. Therefore, we defer revenue recognition from sales to distributors until the distributors have sold the products to their customers. The amount of price-adjustments is dependent on future overall market conditions, and therefore the levels of these adjustments could fluctuate significantly from period to period. To the extent that we experience a significant increase in the amount of credits we issue to our distributors, there could be a material impact on the ultimate revenue and gross margin recognized relating to these transactions.
Debt
As of May 2, 2015, we had $873.1 million of carrying value outstanding on our long and short term debt. The difference in the carrying value of the debt and the principal is due to the unamortized discount on these instruments that will accrete to face value of the debt over the term of the debt. Our debt obligations consist of the following:
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
The indentures governing the 2016 Notes and the 2023 Notes contain covenants that may limit our ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of our assets to, any other party. As of May 2, 2015, we were compliant with these covenants. See Note 14, Debt, of the Notes to our Condensed Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q for further information on our outstanding debt.
Revolving Credit Facility
On December 19, 2012, we entered into a five year, $500.0 million senior unsecured revolving credit facility with certain institutional lenders. To date, we have not borrowed under this credit facility, but we may borrow in the future and use the proceeds for repayment of existing indebtedness, stock repurchases, acquisitions, capital expenditures, working capital and other lawful corporate purposes. The terms of the facility impose restrictions on our ability to undertake certain transactions, to create certain liens on assets and to incur certain subsidiary indebtedness. In addition, the credit agreement contains a consolidated leverage ratio covenant of total consolidated funded debt to consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) of not greater than 3.0 to 1.0. As of May 2, 2015, we were compliant with these covenants.
Stock Repurchase Program
Our common stock repurchase program has been in place since August 2004. As of May 2, 2015, in the aggregate, our Board of Directors has authorized us to repurchase $5.6 billion of our common stock under the program. Under the program, we may repurchase outstanding shares of our common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized under the program. As of May 2, 2015, we had repurchased a total of approximately 138.3 million shares of our common stock for approximately $4.9 billion under this program. As of May 2, 2015, an additional $684.3 million remains available for repurchase of shares under the current authorized program. The repurchased shares are held as authorized but unissued shares of common stock. We also from time to time repurchase shares in settlement of employee tax withholding obligations due upon the vesting of restricted stock units or the exercise of stock options, or in certain limited circumstances to satisfy the exercise price of options granted to our employees under our equity compensation plans. Any future common stock repurchases will be based on several factors, including our financial performance, outlook, liquidity and the amount of cash we have available in the United States.

Capital Expenditures
Net additions to property, plant and equipment were $73.0 million in the first six months of fiscal 2015 and were funded with a combination of cash on hand and cash generated from operations. We expect capital expenditures for fiscal 2015 to be in the range of $160.0 million to $165.0 million, of which approximately $15.0 million relates to new facilities and upgrades to existing facilities. These capital expenditures will be funded with a combination of cash on hand and cash generated from operations.
Dividends
On May 18, 2015, our Board of Directors declared a cash dividend of $0.40 per outstanding share of common stock. The dividend will be paid on June 9, 2015 to all shareholders of record at the close of business on May 29, 2015 and is expected to total approximately $125.4 million. We currently expect quarterly dividends to continue at $0.40 per share, although they remain subject to determination and declaration by our Board of Directors. The payment of future dividends, if any, will be based on several factors, including our financial performance, outlook and liquidity.

Contractual Obligations
During the second quarter of fiscal 2015 we entered into a non-cancelable inventory purchase obligation for certain raw materials through March 31, 2016 as part of a planned transition from a principal foundry supplier as a result of the Acquisition.  As a result of this purchase obligation, the total amount reflected in the contractual obligations table contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended November 1, 2014 has increased by $10.0 million.
There have not been any material changes during the six-month period ended May 2, 2015 to the amounts presented in the table summarizing our contractual obligations included in our Annual Report on Form 10-K for the fiscal year ended November 1, 2014.

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
Revenue Recognition
In May 2014, the FASB issued ASU No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. However, in early April 2015, the FASB voted to propose to defer the effective date of the new revenue recognition standard by one year, as a result, public entities would apply the new revenue standard to annual reporting periods beginning after December 31, 2017. This proposal is still being evaluated and final determination of the effective date is expected by the end of 2015. Early application is not permitted. The guidance allows for the amendment to be applied either retrospectively to each prior reporting period presented or retrospectively as a cumulative-effect adjustment as of the date of adoption. We are in the process of evaluating the impact of adoption on our consolidated financial statements.

Critical Accounting Policies and Estimates
There were no material changes in the six-month period ended May 2, 2015 to the information provided under the heading “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the fiscal year ended November 1, 2014.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in the six-month period ended May 2, 2015 to the information provided under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” set forth in our Annual Report on Form 10-K for the fiscal year ended November 1, 2014.

ITEM 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of May 2, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of May 2, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in Internal Control over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended May 2, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our future revenue, gross margins, operating results, net income and earnings per share are difficult to predict and may be materially affected by a number of factors, including:

•	the effects of adverse economic conditions in the markets in which we sell our products;

•	changes in customer demand for our products and/or for end products that incorporate our products;

•	our ability to effectively manage our cost structure in both the short term and over a longer duration;

•	changes in geographic, product or customer mix;

•	changes in our effective tax rates in the United States, Ireland or worldwide;

•	the timing of new product announcements or introductions by us, our customers or our competitors;

•	competitive pricing pressures;

•	fluctuations in manufacturing yields, adequate availability of wafers and other raw materials, and manufacturing, assembly and test capacity;

•	the ability of our third-party suppliers, subcontractors and manufacturers to supply us with sufficient quantities of raw materials, products and/or components;

•	a decline in infrastructure spending by foreign governments, including China;

•	a decline in the U.S. Government defense budget, changes in spending or budgetary priorities, a prolonged U.S. Government shutdown or delays in contract awards;

•	any significant decline in our backlog;

•	the timing, delay, reduction or cancellation of significant customer orders and our ability to manage inventory;

•	our ability to recruit, hire, retain and motivate adequate numbers of engineers and other qualified employees to meet the demands of our customers;

•	the increasing costs of providing employee benefits, including health insurance, pension plan contributions and retirement benefits;

•	our ability to utilize our manufacturing facilities at efficient levels;

•	potential significant litigation-related costs or product warranty and/or indemnity claims, including those not covered by our suppliers or insurers;

•	the difficulties inherent in forecasting future operating expense levels, including with respect to costs associated with labor, utilities, transportation and raw materials;

•	the costs related to compliance with increasing worldwide government, environmental and social responsibility regulations; and

•
the effects of public health emergencies, natural disasters, widespread travel disruptions, security risks, terrorist activities, international conflicts, government sanctions and other events beyond our control.

In addition, the semiconductor market has historically been cyclical and subject to significant economic upturns and downturns. Our business is also subject to rapid technological changes and there can be no assurance (i) that products stocked in our inventory will not be rendered obsolete before we ship them, or (ii) that we will be able to design, develop and produce products in a timely fashion to accommodate changing customer demand. As a result of these and other factors, we may experience material fluctuations in future revenue, gross margins, operating results and net income on a quarterly or annual basis. Our historical financial performance and results of operations should not be relied upon as indicators of future performance or results. In addition, if our revenue, gross margins, operating results and net income do not meet the expectations of securities analysts or investors, the market price of our common stock may decline.
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
We rely on information technology systems throughout our Company to keep financial records and customer data, process orders, manage inventory, coordinate shipments to customers, maintain confidential and proprietary information, assist in semiconductor engineering and other technical activities and operate other critical functions such as internet connectivity, network communications and email. Our information technology systems may be susceptible to damage, disruptions or shutdowns due to power outages, hardware failures, telecommunication failures, user errors, catastrophes or other unforeseen events. If we were to experience a prolonged disruption in the information technology systems that involve our internal communications or our interactions with customers or suppliers, it could result in the loss of sales and customers and significant incremental costs, which could adversely affect our business. We may also be subject to security breaches caused by computer viruses, illegal break-ins or hacking, sabotage, or acts of vandalism by third parties. Our security measures or those of our third party service providers may not detect or prevent security breaches. In addition, we provide our confidential and proprietary information to our strategic partners in certain cases where doing so is necessary to conduct our business.  While we employ confidentiality agreements to protect such information, nonetheless those third parties may also be subject to security breaches or otherwise compromise the protection of such information. Security breaches of our information technology systems or those of our partners could result in the misappropriation or unauthorized disclosure of confidential and proprietary information belonging to us or to our employees, partners, customers or suppliers, which could result in our suffering significant financial or reputational damage.

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
An element of our business strategy involves expansion through the acquisitions of businesses, assets, products or technologies that allow us to complement our existing product offerings, diversify our product portfolio, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. We may not be able to find businesses that have the technology or resources we need and, if we find such businesses, we may not be able to invest in, purchase or license the technology or resources on commercially favorable terms or at all. Acquisitions, investments and technology licenses are difficult to identify and complete for a number of reasons, including the cost of potential transactions, competition among prospective buyers and licensees, the need for regulatory approvals, and difficulties related to integration efforts. Both in the U.S. and abroad, governmental regulation of acquisitions, including anti-trust reviews and approvals, has become more complex, increasing the costs and risks of undertaking and consummating significant acquisitions. In order to finance a potential transaction, we may need to raise additional funds by issuing securities or borrowing money. We may not be able to obtain financing on favorable terms, and the sale of our stock may result in the dilution of our existing shareholders or the issuance of securities with rights that are superior to the rights of our common shareholders.
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
At May 2, 2015, our principal source of liquidity was $3.1 billion of cash and cash equivalents and short-term investments, of which approximately $764.0 million was held in the United States and the remaining balance was held outside the United States in various foreign subsidiaries. As we intend to reinvest our foreign earnings indefinitely, this cash held outside the United States is not readily available to meet our cash requirements in the United States. We require a substantial amount of cash in the United States for operating requirements, stock repurchases, cash dividends and acquisitions. If we are unable to address our U.S. cash requirements through operations, borrowings under our current credit facility, future debt or equity offerings or other sources of cash obtained at an acceptable cost, it may be necessary for us to consider repatriation of earnings that are permanently reinvested, and we may be required to pay additional taxes under current tax laws, which could have a material adverse effect on our results of operations and financial condition.
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

•
changes in financial estimates or other statements made by securities analysts or others in analyst reports or other publications or our failure to perform in line with those estimates or statements or our published guidance;

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
February 1, 2015 through February 28, 2015	168,891	$53.74	161,281	$684,540,540
March 1, 2015 through March 28, 2015	244,927	$58.76	3,500	$684,342,220
March 29, 2015 through May 2, 2015	12,813	$62.82	—	$684,342,220
Total	426,631		164,781	$684,342,220

(a)	Includes 261,850 shares withheld by us from employees to satisfy minimum employee tax obligations upon vesting of restricted stock units granted to our employees under our equity compensation plans.

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

ANALOG DEVICES, INC.

Date: May 19, 2015	By:	/S/ VINCENT T. ROCHE
Vincent T. Roche
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 19, 2015	By:	/S/ DAVID A. ZINSNER
David A. Zinsner
Senior Vice President, Finance
and Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
10.1†	Form of Global Non-Qualified Stock Option Agreement for Employees for usage under the Analog Devices, Inc. Amended and Restated 2006 Stock Incentive Plan.
10.2†	Form of Global Restricted Stock Unit Agreement for Employees for usage under the Analog Devices, Inc. Amended and Restated 2006 Stock Incentive Plan.
10.3†	Form of Performance Restricted Stock Unit Agreement for Employees for usage under the Analog Devices, Inc. Amended and Restated 2006 Stock Incentive Plan.
10.4†	Form of Global Non-Qualified Stock Option Agreement for Directors for usage under the Analog Devices, Inc. Amended and Restated 2006 Stock Incentive Plan.
10.5†	Form of Restricted Stock Unit Agreement for Directors for usage under the Analog Devices, Inc. Amended and Restated 2006 Stock Incentive Plan.
31.1†	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
31.2†	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
32.1†	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).
32.2†	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer).
101.INS	XBRL Instance Document.**
101.SCH	XBRL Schema Document.**
101.CAL	XBRL Calculation Linkbase Document.**
101.LAB	XBRL Labels Linkbase Document.**
101.PRE	XBRL Presentation Linkbase Document.**
101.DEF	XBRL Definition Linkbase Document.**
†	Filed or furnished herewith.
**	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and six months ended May 2, 2015 and May 3, 2014, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended May 2, 2015 and May 3, 2014, (iii) Condensed Consolidated Balance Sheets at May 2, 2015 and November 1, 2014, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended May 2, 2015 and May 3, 2014 and (v) Notes to Condensed Consolidated Financial Statements for the three and six months ended May 2, 2015.