Form 10-Q
period 2015-08-01
ANALOG DEVICES INC
filed 2015-08-18
CIK 6281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2015
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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐    NO  ☑
As of August 1, 2015 there were 313,674,772 shares of common stock of the registrant, $0.16 2/3 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ANALOG DEVICES, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Revenue	$863,365	$727,752	$2,456,370	$2,050,526
Cost of sales (1)	294,328	251,462	838,904	706,375
Gross margin	569,037	476,290	1,617,466	1,344,151
Operating expenses:
Research and development (1)	160,784	140,095	466,723	404,889
Selling, marketing, general and administrative (1)	120,030	132,989	357,572	333,252
Amortization of intangibles	22,954	660	70,960	770
Special charges	—	—	—	2,685
	303,768	273,744	895,255	741,596
Operating income	265,269	202,546	722,211	602,555
Nonoperating expense (income):
Interest expense	6,755	8,178	20,291	21,623
Interest income	(2,229)	(3,442)	(6,282)	(10,127)
Other, net	1,265	422	2,765	412
	5,791	5,158	16,774	11,908
Income before income taxes	259,478	197,388	705,437	590,647
Provision for income taxes	43,000	16,782	104,864	70,022
Net income	$216,478	$180,606	$600,573	$520,625
Shares used to compute earnings per share – basic	313,877	314,190	312,604	313,321
Shares used to compute earnings per share – diluted	318,187	318,876	316,973	318,413
Basic earnings per share	$0.69	$0.57	$1.92	$1.66
Diluted earnings per share	$0.68	$0.57	$1.89	$1.64
Dividends declared and paid per share	$0.40	$0.37	$1.17	$1.08
(1) Includes stock-based compensation expense as follows:
Cost of sales	$2,196	$1,724	$6,795	$4,698
Research and development	$6,839	$5,415	$20,129	$14,552
Selling, marketing, general and administrative	$7,329	$6,331	$25,912	$16,169
See accompanying notes.

ANALOG DEVICES, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) (thousands)

	Three Months Ended		Nine Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net income	$216,478	$180,606	$600,573	$520,625
Foreign currency translation adjustments	(7,871)	(656)	(15,345)	3,204
Change in fair value of available-for-sale securities classified as short-term investments (net of taxes of $62, $78, $58 and $13, respectively)	(164)	(420)	57	51
Change in fair value of derivative instruments designated as cash flow hedges (net of taxes of $202, $542, $7,619 and $632, respectively)	2,832	(3,094)	(11,984)	(2,525)
Changes in pension plans including prior service cost, transition obligation, net actuarial loss and foreign currency translation adjustments, (net of taxes of $275, $164, $838 and $493 respectively)	3,297	3,365	23,037	2,563
Other comprehensive (loss) income	(1,906)	(805)	(4,235)	3,293
Comprehensive income	$214,572	$179,801	$596,338	$523,918

See accompanying notes.

ANALOG DEVICES, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (thousands, except share and per share amounts)

	August 1, 2015	November 1, 2014
ASSETS
Current Assets
Cash and cash equivalents	$557,497	$569,233
Short-term investments	2,542,464	2,297,235
Accounts receivable, net	451,511	396,605
Inventories (1)	424,475	367,927
Deferred tax assets	126,856	128,934
Prepaid income tax	1,812	6,633
Prepaid expenses and other current assets	45,277	45,319
Total current assets	4,149,892	3,811,886
Property, Plant and Equipment, at Cost
Land and buildings	554,639	495,738
Machinery and equipment	1,903,507	1,880,351
Office equipment	55,794	51,477
Leasehold improvements	52,446	50,782
	2,566,386	2,478,348
Less accumulated depreciation and amortization	1,935,117	1,855,926
Net property, plant and equipment	631,269	622,422
Other Assets
Deferred compensation plan investments	24,075	21,110
Other investments	16,249	13,397
Goodwill	1,640,381	1,642,438
Intangible assets, net	601,882	671,402
Deferred tax assets	30,656	27,249
Other assets	40,297	49,786
Total other assets	2,353,540	2,425,382
	$7,134,701	$6,859,690
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$152,683	$138,967
Deferred income on shipments to distributors, net	307,265	278,435
Income taxes payable	35,154	62,770
Current portion of long-term debt	374,752	—
Accrued liabilities	187,916	228,884
Total current liabilities	1,057,770	709,056
Non-current liabilities
Long-term debt	498,448	872,789
Deferred income taxes	243,263	235,791
Deferred compensation plan liability	24,075	21,110
Other non-current liabilities	245,984	263,047
Total non-current liabilities	1,011,770	1,392,737
Commitments and contingencies
Shareholders’ Equity
Preferred stock, $1.00 par value, 471,934 shares authorized, none outstanding	—	—
Common stock, $0.16 2/3 par value, 1,200,000,000 shares authorized, 313,674,772 shares issued and outstanding (311,204,926 on November 1, 2014)	52,280	51,869
Capital in excess of par value	719,050	643,058
Retained earnings	4,466,592	4,231,496
Accumulated other comprehensive loss	(172,761)	(168,526)
Total shareholders’ equity	5,065,161	4,757,897
	$7,134,701	$6,859,690

(1)	Includes $2,935 and $3,291 related to stock-based compensation at August 1, 2015 and November 1, 2014, respectively.

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(thousands)

	Nine Months Ended
	August 1, 2015	August 2, 2014
Cash flows from operating activities:
Net income	$600,573	$520,625
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	97,459	83,147
Amortization of intangibles	73,791	1,720
Stock-based compensation expense	52,836	35,419
Excess tax benefit-stock options	(22,150)	(21,349)
Deferred income taxes	(26,564)	(8,305)
Other non-cash activity	9,402	3,823
Changes in operating assets and liabilities	(75,524)	(5,741)
Total adjustments	109,250	88,714
Net cash provided by operating activities	709,823	609,339
Cash flows from investing activities:
Purchases of short-term available-for-sale investments	(4,275,797)	(5,539,018)
Maturities of short-term available-for-sale investments	2,939,035	5,810,937
Sales of short-term available-for-sale investments	1,091,648	1,700,130
Additions to property, plant and equipment	(108,153)	(134,496)
Payments for acquisitions, net of cash acquired	(7,065)	(1,943,704)
Increase in other assets	(9,377)	(9,422)
Net cash used for investing activities	(369,709)	(115,573)
Cash flows from financing activities:
Proceeds from debt	—	1,995,398
Dividend payments to shareholders	(365,477)	(337,917)
Repurchase of common stock	(115,251)	(168,971)
Proceeds from employee stock plans	114,871	178,581
Contingent consideration payment	(1,767)	(3,576)
Changes in other financing activities	(3,224)	16,370
Excess tax benefit-stock options	22,150	21,349
Net cash (used for) provided by financing activities	(348,698)	1,701,234
Effect of exchange rate changes on cash	(3,152)	(1,648)
Net (decrease) increase in cash and cash equivalents	(11,736)	2,193,352
Cash and cash equivalents at beginning of period	569,233	392,089
Cash and cash equivalents at end of period	$557,497	$2,585,441
See accompanying notes.

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED AUGUST 1, 2015
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
As of August 1, 2015 and November 1, 2014, the Company had gross deferred revenue of $388.3 million and $349.7 million, respectively, and gross deferred cost of sales of $81.0 million and $71.3 million, respectively. Deferred income on shipments to distributors increased in the first nine months of fiscal 2015 primarily as a result of higher demand for products sold into the channel.
The Company generally offers a twelve-month warranty for its products. The Company’s warranty policy provides for replacement of defective products. Specific accruals are recorded for known product warranty issues. Product warranty expenses during each of the three- and nine-month periods ended August 1, 2015 and August 2, 2014 were not material.

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
Modification of Awards — The Company has from time to time modified the vesting terms of its equity awards to employees and directors. The modifications made to the Company’s equity awards in the first nine months of fiscal 2015 or 2014 did not result in significant incremental compensation costs, either individually or in the aggregate.
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

Information pertaining to the Company’s stock option awards and the related estimated weighted-average assumptions to calculate the fair value of stock options using the Black-Scholes valuation model granted during the three- and nine-month periods ended August 1, 2015 and August 2, 2014 are as follows:

	Three Months Ended		Nine Months Ended
Stock Options	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Options granted (in thousands)	23	27	1,931	2,137
Weighted-average exercise price	$63.39	$52.60	$57.18	$51.73
Weighted-average grant-date fair value	$11.52	$8.86	$10.35	$8.98
Assumptions:
Weighted-average expected volatility	25.0%	24.0%	25.8%	24.9%
Weighted-average expected term (in years)	5.3	5.3	5.3	5.3
Weighted-average risk-free interest rate	1.6%	1.7%	1.6%	1.7%
Weighted-average expected dividend yield	2.5%	2.8%	2.8%	2.9%
The Company utilizes the Monte Carlo simulation valuation model to value market-based restricted stock units. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the performance conditions stipulated in the award grant and calculates the fair market value for the market-based restricted stock units granted. The Monte Carlo simulation model also uses stock price volatility and other variables to estimate the probability of satisfying the performance conditions, including the possibility that the market condition may not be satisfied, and the resulting fair value of the award. Information pertaining to the Company's market-based restricted stock units and the related estimated assumptions used to calculate the fair value of the market-based restricted stock units granted during the nine-month periods ended August 1, 2015 and August 2, 2014 using the Monte Carlo simulation model is as follows:

	Nine Months Ended	Nine Months Ended
Market-based Restricted Stock Units	August 1, 2015	August 2, 2014
Units granted (in thousands)	75	86
Grant-date fair value	$55.67	$50.79
Assumptions:
Historical stock price volatility	20.0%	23.2%
Risk-free interest rate	1.1%	0.8%
Expected dividend yield	2.8%	2.8%
Market-based restricted stock units were not granted during the three-month periods ended August 1, 2015 or August 2, 2014.
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

Stock-Based Compensation Expense
The amount of stock-based compensation expense recognized during a period is based on the value of the awards that are ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock-based award. Based on an analysis of its historical forfeitures, the Company has applied an annual forfeiture rate of 4.7% to all unvested stock-based awards as of August 1, 2015. The rate of 4.7% represents the portion that is expected to be forfeited over the vesting period. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those options that vest.
Additional paid-in-capital (APIC) Pool
The APIC pool represents the excess tax benefits related to share-based compensation that are available to absorb future tax deficiencies. If the amount of future tax deficiencies is greater than the available APIC pool, the Company records the excess as income tax expense in its condensed consolidated statements of income. During the three- and nine-month periods ended August 1, 2015 and August 2, 2014, the Company had available APIC pool to absorb tax deficiencies recorded and as a result, these deficiencies did not affect its results of operations.
Stock-Based Compensation Activity
A summary of the activity under the Company’s stock option plans as of August 1, 2015 and changes during the three- and nine-month periods then ended is presented below:

Activity during the Three Months Ended August 1, 2015	Options Outstanding (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at May 2, 2015	13,077	$41.04
Options granted	23	$63.39
Options exercised	(603)	$33.21
Options forfeited	(63)	$47.73
Options expired	(3)	$36.88
Options outstanding at August 1, 2015	12,431	$41.42	6.3	$210,331
Options exercisable at August 1, 2015	6,631	$34.02	4.5	$161,235
Options vested or expected to vest at August 1, 2015 (1)	11,931	$40.99	6.2	$207,067

(1)
In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. The number of options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

Activity during the Nine Months Ended August 1, 2015	Options Outstanding (in thousands)	Weighted- Average Exercise Price Per Share
Options outstanding at November 1, 2014	14,184	$37.20
Options granted	1,931	$57.18
Options exercised	(3,517)	$32.86
Options forfeited	(142)	$46.37
Options expired	(25)	$36.56
Options outstanding at August 1, 2015	12,431	$41.42

During the three and nine months ended August 1, 2015, the total intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) was $19.9 million and $92.9 million, respectively, and the total amount of proceeds received by the Company from the exercise of these options was $20.0 million and $114.9 million, respectively.

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

A summary of the Company’s restricted stock unit award activity as of August 1, 2015 and changes during the three- and nine-month periods then ended is presented below:

Activity during the Three Months Ended August 1, 2015	Restricted Stock Units Outstanding (in thousands)	Weighted- Average Grant- Date Fair Value Per Share
Restricted stock units outstanding at May 2, 2015	2,870	$47.17
Units granted	20	$59.93
Restrictions lapsed	(39)	$41.75
Forfeited	(34)	$47.41
Restricted stock units outstanding at August 1, 2015	2,817	$47.33

Activity during the Nine Months Ended August 1, 2015	Restricted Stock Units Outstanding (in thousands)	Weighted- Average Grant- Date Fair Value Per Share
Restricted stock units outstanding at November 1, 2014	3,188	$43.46
Units granted	796	$52.11
Restrictions lapsed	(1,045)	$39.37
Forfeited	(122)	$45.76
Restricted stock units outstanding at August 1, 2015	2,817	$47.33

As of August 1, 2015, there was $124.9 million of total unrecognized compensation cost related to unvested share-based awards comprised of stock options and restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.4 years. The total grant-date fair value of shares that vested during the three- and nine-month periods ended August 1, 2015 was approximately $1.9 million and $60.7 million, respectively. The total grant-date fair value of shares that vested during the three- and nine-month periods ended August 2, 2014 was approximately $1.1 million and $53.4 million, respectively.

Note 4 – Common Stock Repurchase
The Company’s common stock repurchase program has been in place since August 2004. In the aggregate, the Board of Directors has authorized the Company to repurchase $5.6 billion of the Company’s common stock under the program. Under the program, the Company may repurchase outstanding shares of its common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of the Company’s Board of Directors, the repurchase program will expire when the Company has repurchased all shares authorized under the program. As of August 1, 2015, the Company had repurchased a total of approximately 138.8 million shares of its common stock for approximately $4.9 billion under this program. As of August 1, 2015, an additional $653.8 million remains available for repurchase of shares under the current authorized program. The repurchased shares are held as authorized but unissued shares of common stock. The Company also, from time to time, repurchases shares in settlement of employee minimum tax withholding obligations due upon the vesting of restricted stock units or the exercise of stock options. The withholding amount is based on the employee's minimum statutory withholding requirement. Any future common stock repurchases will be dependent upon several factors, including the Company's financial performance, outlook, liquidity and the amount of cash the Company has available in the United States.

Note 5 – Accumulated Other Comprehensive Income (Loss)

The following table provides the changes in accumulated other comprehensive income (loss) (OCI) by component and the related tax effects during the first nine months of fiscal 2015.

	Foreign currency translation adjustment	Unrealized holding gains on available for sale securities classified as short-term investments	Unrealized holding (losses) on available for sale securities classified as short-term investments	Unrealized holding gains (losses) on derivatives	Pension plans	Total
November 1, 2014	$(5,132)	$518	$(306)	$659	$(164,265)	$(168,526)
Other comprehensive income (loss) before reclassifications	(15,345)	(57)	172	(37,073)	18,284	(34,019)
Amounts reclassified out of other comprehensive income (loss)	—	—	—	17,470	5,591	23,061
Tax effects	—	11	(69)	7,619	(838)	6,723
Other comprehensive income (loss)	(15,345)	(46)	103	(11,984)	23,037	(4,235)
August 1, 2015	$(20,477)	$472	$(203)	$(11,325)	$(141,228)	$(172,761)

The amounts reclassified out of accumulated other comprehensive income (loss) with presentation location during each period were as follows:

	Three Months Ended		Nine Months Ended
Comprehensive Income Component	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014	Location
Unrealized holding (losses) gains on derivatives
Currency forwards	$2,384	$(271)	$7,726	$(166)	Cost of sales
	1,350	(104)	4,586	(877)	Research and development
	2,153	(48)	7,446	(346)	Selling, marketing, general and administrative
	—	—	(1,466)	—	(a)
Treasury rate lock	(274)	(274)	(822)	(822)	Interest expense
	5,613	(697)	17,470	(2,211)	Total before tax
	(444)	152	(1,842)	444	Tax
	$5,169	$(545)	$15,628	$(1,767)	Net of tax

Amortization of pension components
Transition obligation	$5	$5	$15	$15	(b)
Prior service credit	(61)	(60)	(185)	(182)	(b)
Actuarial losses	1,899	1,135	5,761	3,435	(b)
	1,843	1,080	5,591	3,268	Total before tax
	(275)	(164)	(838)	(493)	Tax
	$1,568	$916	$4,753	$2,775	Net of tax

Total amounts reclassified out of accumulated other comprehensive income (loss), net of tax	$6,737	$371	$20,381	$1,008
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

The Company estimates $4.1 million of net derivative unrealized holding losses included in OCI will be reclassified into earnings within the next twelve months. There was no ineffectiveness in the three- and nine-month periods ended August 1, 2015 and August 2, 2014.
Unrealized gains and losses on available-for-sale securities classified as short-term investments at August 1, 2015 and November 1, 2014 are as follows:

	August 1, 2015	November 1, 2014
Unrealized gains on securities classified as short-term investments	$485	$541
Unrealized losses on securities classified as short-term investments	(236)	(407)
Net unrealized gains (losses) on securities classified as short-term investments	$249	$134
As of August 1, 2015, the Company held 79 investment securities, 14 of which were in an unrealized loss position with gross unrealized loss of $0.2 million and an aggregate fair value of $510.9 million. As of November 1, 2014, the Company held 66 investment securities, 18 of which were in an unrealized loss position with gross unrealized loss of $0.4 million and an aggregate fair value of $694.7 million. These unrealized losses were primarily related to corporate obligations that earn lower interest rates than current market rates. None of these investments have been in a loss position for more than twelve months. As the Company does not intend to sell these investments and it is unlikely that the Company will be required to sell the investments before recovery of their amortized basis, which will be at maturity, the Company does not consider those investments to be other-than-temporarily impaired at August 1, 2015 and November 1, 2014.
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
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net Income	$216,478	$180,606	$600,573	$520,625
Basic shares:
Weighted-average shares outstanding	313,877	314,190	312,604	313,321
Earnings per share basic:	$0.69	$0.57	$1.92	$1.66
Diluted shares:
Weighted-average shares outstanding	313,877	314,190	312,604	313,321
Assumed exercise of common stock equivalents	4,310	4,686	4,369	5,092
Weighted-average common and common equivalent shares	318,187	318,876	316,973	318,413
Earnings per share diluted:	$0.68	$0.57	$1.89	$1.64
Anti-dilutive shares related to:
Outstanding stock options	1,772	2,230	1,952	2,484

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
The following tables display the special charges taken for ongoing actions and a roll-forward from November 1, 2014 to August 1, 2015 of the employee separation and exit cost accruals established related to these actions.

Reduction of Operating Costs
Statements of Income	Fiscal 2014
Workforce reductions	$37,873
Facility closure costs	459
Non-cash impairment charge	433
Change in estimates	(1,443)
Total Charges	$37,322

Accrued Restructuring	Reduction of Operating Costs
Balance at November 1, 2014	$40,503
Facility closure costs	(366)
Non-cash impairment charge	(433)
Severance payments	(14,795)
Effect of foreign currency on accrual	(447)
Balance at January 31, 2015	$24,462
Facility closure costs	(36)
Severance payments	(9,155)
Effect of foreign currency on accrual	(71)
Balance at May 2, 2015	$15,200
Facility closure costs	(37)
Severance payments	(5,465)
Effect of foreign currency on accrual	(15)
Balance at August 1, 2015	$9,683

Reduction of Operating Costs
During fiscal 2014, the Company recorded special charges of approximately $37.3 million. These special charges included $37.9 million for severance and fringe benefit costs in accordance with the Company's ongoing benefit plan or statutory requirements at foreign locations for 341 manufacturing, engineering and selling, marketing, general and administrative (SMG&A) employees; $0.5 million for lease obligation costs for facilities that the Company ceased using during the fourth quarter of fiscal 2014; and $0.4 million for the impairment of assets that have no future use located at closed facilities. The Company reversed approximately $1.4 million of its severance accrual related to charges taken in fiscal 2013 primarily due to severance costs being lower than the Company's estimates. As of August 1, 2015, the Company still employed 4 of the 341 employees included in these cost reduction actions. These employees must continue to be employed by the Company until their employment is involuntarily terminated in order to receive the severance benefit.

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

	Three Months Ended
	August 1, 2015			August 2, 2014
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue
Industrial	$384,187	44%	10%	$350,683	48%
Automotive	130,109	15%	—%	130,269	18%
Consumer	206,778	24%	155%	80,948	11%
Communications	142,291	16%	(14)%	165,852	23%
Total revenue	$863,365	100%	19%	$727,752	100%
____________
* The sum of the individual percentages does not equal the total due to rounding.

	Nine Months Ended
	August 1, 2015			August 2, 2014
	Revenue	% of Revenue	Y/Y%	Revenue	% of Revenue*
Industrial	$1,126,553	46%	17%	$966,359	47%
Automotive	393,753	16%	1%	390,890	19%
Consumer	410,960	17%	77%	232,303	11%
Communications	525,104	21%	14%	460,974	22%
Total revenue	$2,456,370	100%	20%	$2,050,526	100%
____________
* The sum of the individual percentages does not equal the total due to rounding.
Revenue Trends by Geographic Region
Revenue by geographic region, based on the primary location of the Company's customers’ design activity for its products, for the three- and nine-month periods ended August 1, 2015 and August 2, 2014 were as follows:

	Three Months Ended		Nine Months Ended
Region	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
United States	$359,682	$200,590	$870,522	$576,496
Rest of North and South America	20,186	25,959	65,546	70,826
Europe	221,270	244,148	711,253	677,134
Japan	80,489	79,063	245,395	224,745
China	126,188	113,933	383,356	324,000
Rest of Asia	55,550	64,059	180,298	177,325
Total revenue	$863,365	$727,752	$2,456,370	$2,050,526
In the three- and nine-month periods ended August 1, 2015 and August 2, 2014, the predominant country comprising “Rest of North and South America” is Canada; the predominant countries comprising “Europe” are Germany, Sweden, France and the United Kingdom; and the predominant countries comprising “Rest of Asia” are South Korea and Taiwan.

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
The tables below set forth by level the Company’s financial assets and liabilities, excluding accrued interest components that are accounted for at fair value on a recurring basis as of August 1, 2015 and November 1, 2014. The tables exclude cash on hand and assets and liabilities that are measured at historical cost or any basis other than fair value. As of August 1, 2015 and November 1, 2014, the Company held $81.9 million and $121.3 million, respectively, of cash and held-to-maturity investments that were excluded from the tables below.

	August 1, 2015
	Fair Value measurement at Reporting Date using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents:
Available-for-sale:
Institutional money market funds	$166,364	$—	$—	$166,364
Corporate obligations (1)	—	309,185	—	309,185
Short-term investments:
Available-for-sale:
Securities with one year or less to maturity:
Corporate obligations (1)	—	2,281,780	—	2,281,780
Floating rate notes, issued at par	—	149,861	—	149,861
Floating rate notes (1)	—	110,823	—	110,823
Other assets:
Deferred compensation investments	24,465	—	—	24,465
Total assets measured at fair value	$190,829	$2,851,649	$—	$3,042,478
Liabilities
Forward foreign currency exchange contracts (2)	—	7,024	—	7,024
Contingent consideration	—	—	2,880	2,880
Interest rate swap agreements	—	19,753	—	19,753
Total liabilities measured at fair value	$—	$26,777	$2,880	$29,657

(1)	The amortized cost of the Company’s investments classified as available-for-sale as of August 1, 2015 was $2.7 billion.

(2)	The Company has a master netting arrangement by counterparty with respect to derivative contracts. See Note 10, Derivatives, for more information related to the Company's master netting arrangements.

	November 1, 2014
	Fair Value measurement at Reporting Date using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents:
Available-for-sale:
Institutional money market funds	$178,067	$—	$—	$178,067
Corporate obligations (1)	—	269,901	—	269,901
Short-term investments:
Available-for-sale:
Securities with one year or less to maturity:
Corporate obligations (1)	—	2,122,120	—	2,122,120
Floating rate notes, issued at par	—	85,061	—	85,061
Floating rate notes (1)	—	50,010	—	50,010
Securities with greater than one year to maturity:
Floating rate notes, issued at par	—	40,044	—	40,044
Other assets:
Deferred compensation investments	21,393	—	—	21,393
Interest rate swap agreements	—	1,723	—	1,723
Total assets measured at fair value	$199,460	$2,568,859	$—	$2,768,319
Liabilities
Contingent consideration	—	—	4,806	4,806
Forward foreign currency exchange contracts (2)	—	10,093	—	10,093
Total liabilities measured at fair value	$—	$10,093	$4,806	$14,899

(1)	The amortized cost of the Company’s investments classified as available-for-sale as of November 1, 2014 was $2.3 billion.

(2)	The Company has a master netting arrangement by counterparty with respect to derivative contracts. See Note 10, Derivatives, for more information related to the Company's master netting arrangements.
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
The following table summarizes the change in the fair value of the contingent consideration measured using significant unobservable inputs (Level 3) from November 1, 2014 to August 1, 2015:

Contingent Consideration
Balance as of November 1, 2014	$4,806
Payment made (1)	(2,000)
Fair value adjustment (2)	(146)
Effect of foreign currency	220
Balance as of August 1, 2015	$2,880

(1)The payment is reflected in the statements of cash flows as cash used for financing activities related to the liability recognized at fair value as of the acquisition date and as cash provided by operating activities related to the fair value adjustments previously recognized in earnings.
(2) Recorded in research and development expense in the Company's condensed consolidated statements of income.
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
On April 4, 2011, the Company issued $375.0 million aggregate principal amount of 3.0% senior unsecured notes due April 15, 2016 (the 2016 Notes) with semi-annual fixed interest payments due on April 15 and October 15 of each year, commencing October 15, 2011. Based on quotes received from third-party banks, the fair value of the 2016 Notes as of August 1, 2015 and November 1, 2014 was $380.8 million and $386.3 million, respectively, and is classified as a Level 1 measurement according to the fair value hierarchy.
On June 3, 2013, the Company issued $500.0 million aggregate principal amount of 2.875% senior unsecured notes due June 1, 2023 (the 2023 Notes) with semi-annual fixed interest payments due on June 1 and December 1 of each year, commencing December 1, 2013. Based on quotes received from third-party banks, the fair value of the 2023 Notes as of August 1, 2015 and November 1, 2014 was $481.4 million and $483.5 million, respectively, and is classified as a Level 1 measurement according to the fair value hierarchy.

Note 10 – Derivatives
Foreign Exchange Exposure Management — The Company enters into forward foreign currency exchange contracts to offset certain operational and balance sheet exposures from the impact of changes in foreign currency exchange rates. Such exposures result from the portion of the Company’s operations, assets and liabilities that are denominated in currencies other than the U.S. dollar, primarily the Euro; other significant exposures include the Philippine Peso, the Japanese Yen and the British Pound. These foreign currency exchange contracts are entered into to support transactions made in the normal course of business, and accordingly, are not speculative in nature. The contracts are for periods consistent with the terms of the underlying transactions, generally one year or less. Hedges related to anticipated transactions are designated and documented at the inception of the respective hedges as cash flow hedges and are evaluated for effectiveness monthly. Derivative instruments are employed to eliminate or minimize certain foreign currency exposures that can be confidently identified and quantified. As the terms of the contract and the underlying transaction are matched at inception, forward contract effectiveness is calculated by comparing the change in fair value of the contract to the change in the forward value of the anticipated transaction, with the effective portion of the gain or loss on the derivative reported as a component of accumulated OCI in shareholders’ equity and reclassified into earnings in the same period during which the hedged transaction affects earnings. Any residual change in fair value of the instruments, or ineffectiveness, is recognized immediately in other (income) expense. Additionally, the Company enters into forward foreign currency contracts that economically hedge the gains and losses generated by the re-measurement of certain recorded assets and liabilities in a non-functional currency. Changes in the fair value of these undesignated hedges are recognized in other (income) expense immediately as an offset to the changes in the fair value of the asset or liability being hedged. As of August 1, 2015 and November 1, 2014, the total notional amount of these undesignated hedges was $50.5 million and $45.2 million, respectively. The fair value of these undesignated hedges in the Company’s condensed consolidated balance sheets as of August 1, 2015 and November 1, 2014 was immaterial.
The total notional amounts of forward foreign currency derivative instruments designated as hedging instruments of cash flow hedges denominated in Euros, British Pounds, Philippine Pesos and Japanese Yen as of August 1, 2015 and November 1, 2014 was $168.6 million and $183.5 million, respectively. The fair values of forward foreign currency derivative instruments designated as hedging instruments in the Company’s condensed consolidated balance sheets as of August 1, 2015 and November 1, 2014 were as follows:

		Fair Value At
	Balance Sheet Location	August 1, 2015	November 1, 2014
Forward foreign currency exchange contracts	Accrued liabilities	$6,753	$10,584
Interest Rate Exposure Management — The Company's current and future debt may be subject to interest rate risk. The Company utilizes interest rate derivatives to alter interest rate exposure in an attempt to reduce the effects of these changes.
On October 28, 2014, the Company entered into forward starting interest rate swap transactions to hedge its exposure to the variability in future cash flows due to changes in interest rates for debt issuances expected to occur in the future. Amounts reported in OCI related to these derivatives will be reclassified from OCI to earnings as interest expense is incurred on the forecasted hedged fixed-rate debt, adjusting interest expense to reflect the fixed-rate entered into by the forward starting swaps. These cash flow instruments hedge forecasted interest payments to be made through 2025. These forward starting swaps will be terminated on the day the hedged forecasted debt issuances occur, but no later than December 1, 2015, if the hedged forecasted debt issuances do not occur. The total notional value of these hedges as of August 1, 2015 and November 1, 2014 was $500.0 million. The fair value of these hedges was $19.8 million as of August 1, 2015, included in accrued liabilities, and $1.7 million as of November 1, 2014, included in other assets, in the Company's condensed consolidated balance sheet.
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
The market risk associated with the Company’s derivative instruments results from currency exchange rate or interest rate movements that are expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. The counterparties to the agreements relating to the Company’s derivative instruments consist of a number of major international financial institutions with high credit ratings. Based on the credit ratings of the Company’s counterparties as of August 1, 2015, nonperformance is not perceived to be a significant risk. Furthermore, none of the Company’s derivatives are subject to collateral or other security arrangements and none contain provisions that are dependent on the Company’s credit ratings from any credit rating agency. While the contract or notional amounts of derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of the Company’s exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of counterparties to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparties’ obligations under the contracts exceed the obligations of the Company to the counterparties. As a result of the above considerations, the Company does not consider the risk of counterparty default to be significant.
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

All of the Company’s derivative financial instruments are subject to master netting arrangements that allow the Company and its counterparties to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled under these arrangements have been presented in the Company's consolidated balance sheet on a net basis. As of August 1, 2015 and November 1, 2014, none of the master netting arrangements involved collateral. The following table presents the gross amounts of the Company's derivative assets and liabilities and the net amounts recorded in our consolidated balance sheet:

	August 1, 2015	November 1, 2014
Gross amount of recognized liabilities	$(7,582)	$(10,736)
Gross amounts recognized assets offset in the consolidated balance sheet	558	643
Net liabilities presented in the consolidated balance sheet	$(7,024)	$(10,093)

Note 11 – Goodwill and Intangible Assets
Goodwill
The Company evaluates goodwill for impairment annually, as well as whenever events or changes in circumstances suggest that the carrying value of goodwill may not be recoverable. The Company tests goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis on the first day of the fourth quarter (on or about August 1) or more frequently if indicators of impairment exist. In the first quarter of 2015, the Company implemented organizational changes designed to accelerate the Company's growth by increasing the speed and impact of its technological innovation. The organizational changes combine the Company's market and technology teams to address the evolving needs of the markets and customers the Company serves. The Company performed an impairment analysis immediately prior to and subsequent to the reorganization and evaluated goodwill for impairment as of the date of reorganization. The Company identified its reporting units to be its six operating segments. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company determines the fair value of its reporting units using the income approach methodology of valuation that includes the discounted cash flow method, as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit's goodwill with the carrying value of that goodwill. Based on this analysis, no impairment was identified. The Company's next annual impairment assessment will be performed as of the first day of the fourth quarter of fiscal 2015 unless indicators arise that would require the Company to re-evaluate at an earlier date. The following table presents the changes in goodwill during the first nine months of fiscal 2015:

Nine Months Ended
August 1, 2015
Balance as of November 1, 2014	$1,642,438
Goodwill adjustment related to acquisition of Hittite (Note 16)	4,393
Goodwill adjustment related to acquisition of Metroic Limited (1)	118
Goodwill adjustment related to other acquisitions (2)	3,546
Foreign currency translation adjustment	(10,114)
Balance as of August 1, 2015	$1,640,381
(1) Represents changes to goodwill as a result of finalizing working capital adjustments related to this acquisition.
(2) Represents goodwill related to other acquisitions that were not material to the Company on either an individual or aggregate basis.
Intangible Assets
The Company reviews finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of assets may not be recoverable. Recoverability of these assets is determined by comparison of their carrying value to future undiscounted cash flows the assets are expected to generate over their remaining economic lives. If such assets are considered to be impaired, the impairment to be recognized in earnings equals the amount by which the carrying value of the assets exceeds their fair value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. As of August 1, 2015 and November 1, 2014, the Company’s finite-lived intangible assets consisted of the following:

	August 1, 2015		November 1, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$624,900	$71,554	$624,900	$19,473
Technology-based	16,200	4,991	16,200	1,627
Backlog	25,500	25,500	25,500	7,154
Total	$666,600	$102,045	$666,600	$28,254
For the three- and nine-month periods ended August 1, 2015, amortization expense related to finite-lived intangible assets was $23.9 million and $73.8 million, respectively. For the three- and nine-month periods ended August 2, 2014, amortization expense related to finite-lived intangible assets was $1.6 million and $1.7 million, respectively. The remaining amortization expense will be recognized over an estimated weighted average life of approximately 3.9 years.
The Company expects annual amortization expense for intangible assets to be:

Fiscal Year	Amortization Expense
Remainder of fiscal 2015	$18,302
2016	$73,208
2017	$73,208
2018	$72,149
2019	$69,433
2020	$69,433
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

Indefinite-lived intangible assets consisted of $37.3 million and $33.1 million of IPR&D as of August 1, 2015 and November 1, 2014, respectively.

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
Net periodic pension cost of non-U.S. plans is presented in the following table:

	Three Months Ended		Nine Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Service cost	$4,095	$3,423	$12,975	$10,257
Interest cost	3,046	3,553	9,636	10,660
Expected return on plan assets	(3,553)	(3,446)	(11,222)	(10,325)
Amortization of initial net obligation	5	5	15	15
Amortization of prior service cost	(61)	(60)	(185)	(182)
Amortization of net loss	1,899	1,135	5,761	3,435
Net periodic pension cost	$5,431	$4,610	$16,980	$13,860
Pension contributions of $3.6 million and $11.5 million were made by the Company during the three- and nine-month periods ended August 1, 2015, respectively. The Company presently anticipates contributing an additional $2.5 million to fund its defined benefit pension plans in fiscal year 2015 for a total of $14.0 million.

Note 13 – Revolving Credit Facility

On July 10, 2015, the Company amended and restated its senior unsecured revolving credit facility with certain institutional lenders (the Credit Agreement) dated as of December 19, 2012. The Credit Agreement expires on July 10, 2020, and provides that the Company may borrow up to $750.0 million. To date, the Company has not borrowed under this credit facility but the Company may borrow in the future and use the proceeds for repayment of existing indebtedness, stock repurchases, acquisitions, capital expenditures, working capital and other lawful corporate purposes. Revolving loans under the Credit Agreement (other than swing line loans) bear interest, at the Company's option, at either a rate equal to (a) the Eurodollar Rate (as defined in the Credit Agreement) plus a margin based on the Company's debt rating or (b) the Base Rate (defined as the highest of (i) the Bank of America prime rate, (ii) the Federal Funds Rate (as defined in the Credit Agreement) plus .50% or (iii) one month Eurodollar Rate plus 1.00%) plus a margin based on the Company's debt rating. The terms of the facility impose restrictions on the Company’s ability to undertake certain transactions, to create certain liens on assets and to incur certain subsidiary indebtedness. In addition, the Credit Agreement contains a consolidated leverage ratio covenant of total consolidated funded debt to consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) of not greater than 3.0 to 1.0. As of August 1, 2015, the Company was compliant with these covenants.

Note 14 – Debt
On April 4, 2011, the Company issued $375.0 million aggregate principal amount of 3.0% senior unsecured notes due April 15, 2016 (the 2016 Notes) with semi-annual fixed interest payments due on April 15 and October 15 of each year, commencing October 15, 2011. The sale of the 2016 Notes was made pursuant to the terms of an underwriting agreement, dated March 30, 2011, between the Company and Credit Suisse Securities (USA) LLC and Merrill Lynch, Pierce, Fenner and Smith Incorporated, as representative of the several underwriters named therein. The net proceeds of the offering were $370.5 million, after issuing at a discount and deducting expenses, underwriting discounts and commissions, which will be amortized over the term of the 2016 Notes. The indenture governing the 2016 Notes contains covenants that may limit the Company’s ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of its assets to, any other party. As of August 1, 2015, the Company was compliant with these covenants. The 2016 Notes are subordinated to any future secured debt and to the other liabilities of the Company’s subsidiaries.

On June 3, 2013, the Company issued $500.0 million aggregate principal amount of 2.875% senior unsecured notes due June 1, 2023 (the 2023 Notes) with semi-annual fixed interest payments due on June 1 and December 1 of each year, commencing December 1, 2013. Prior to issuing the 2023 Notes, on April 24, 2013, the Company entered into a treasury rate lock agreement with Bank of America. This agreement allowed the Company to lock a 10-year US Treasury rate of 1.7845% through June 14, 2013 for its anticipated issuance of the 2023 Notes. Upon issuing the 2023 Notes, the Company simultaneously terminated the treasury rate lock agreement resulting in a gain of approximately $11.0 million. This gain will be amortized into interest expense over the 10-year term of the 2023 Notes. The sale of the 2023 Notes was made pursuant to the terms of an underwriting agreement, dated as of May 22, 2013, among the Company and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC, as the representatives of the several underwriters named therein. The net proceeds of the offering were $493.9 million, after discount and issuance costs. Debt discount and issuance costs will be amortized through interest expense over the term of the 2023 Notes. The indenture governing the 2023 Notes contains covenants that may limit the Company's ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of its assets to, any other party. As of August 1, 2015, the Company was compliant with these covenants. The notes are subordinated to any future secured debt and to the other liabilities of the Company's subsidiaries.
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

Note 15 – Inventories
Inventories are valued at the lower of cost (first-in, first-out method) or market. The valuation of inventory requires the Company to estimate obsolete or excess inventory as well as inventory that is not of saleable quality. The Company employs a variety of methodologies to determine the net realizable value of its inventory. While a portion of the calculation to record inventory at its net realizable value is based on the age of the inventory and lower of cost or market calculations, a key factor in estimating obsolete or excess inventory requires the Company to estimate the future demand for its products. If actual demand is less than the Company’s estimates, impairment charges, which are recorded to cost of sales, may need to be recorded in future periods. Inventory in excess of saleable amounts is not valued, and the remaining inventory is valued at the lower of cost or market. As of August 1, 2015, all inventory has been classified as current. As of November 1, 2014, approximately $8.8 million of raw materials were classified as non-current and are presented within the condensed consolidated balance sheet as other assets as the Company did not expect this inventory to be sold within one year. This inventory was purchased as part of a planned transition from a principal foundry supplier and was acquired by the Company through the Acquisition. The larger than normal purchase was made to maintain an adequate supply of the raw material for customers, which has a natural life of five to ten years.
Inventories at August 1, 2015 and November 1, 2014 were as follows:

	August 1, 2015	November 1, 2014
Raw materials	$22,047	$47,267
Work in process	263,273	216,765
Finished goods	139,155	103,895
Total inventories	$424,475	$367,927
Non-current inventories	$—	$8,793

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
During the first nine months of fiscal 2015, the Company recorded acquisition accounting adjustments of $4.4 million to deferred income taxes and goodwill. During the third quarter of fiscal 2015, the Company completed the acquisition accounting for the Acquisition.
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

	Three Months Ended	Nine Months Ended
	August 2, 2014	August 2, 2014
Revenue	$799,064	$2,261,221
Net income	$205,992	$555,016

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
All of the Company's U.S. federal tax returns prior to fiscal year 2012 are no longer subject to examination.
All of the Company's Ireland tax returns prior to fiscal year 2011 are no longer subject to examination.

Unrealized Tax Benefits
The following table summarizes the changes in the total amounts of unrealized tax benefits for the nine months ended August 1, 2015.

Unrealized Tax Benefits
Balance as of November 1, 2014	$65,464
Additions for tax positions related to current year	215
Additions for tax positions related to prior years	4,074
Reductions for tax positions related to settlements with taxing authorities	(1,186)
Reductions due to lapse of applicable statute of limitations	(2,184)
Balance as of August 1, 2015	$66,383

Note 18 – New Accounting Pronouncements
Standards Implemented
Income Taxes
In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-11 (ASU 2013-11), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, with certain exceptions. ASU 2013-11 was effective for the Company's first quarter of fiscal year 2015. The adoption of ASU 2013-11 in the first quarter of fiscal 2015 did not impact the Company's financial condition or results of operations.
Standards to be Implemented
Inventory
In July 2015, the FASB issued ASU 2015-11 (ASU 2015-11), Inventory (Topic 330) - Simplifying the Measurement of Inventory, which simplifies the subsequent measurement of inventories by replacing the lower of cost or market test with a lower of cost and net realizable value test. The guidance applies only to inventories for which cost is determined by methods other than last-in first-out (LIFO) and the retail inventory method. The guidance in ASU 2015-11 is effective for periods beginning after December 15, 2016 and early adoption is permitted. The Company will adopt this pronouncement in the first quarter of 2018 and is currently evaluating the impact, if any, adoption will have on its financial position and results of operations.
Compensation - Retirement Benefits
In April 2015, the FASB issued ASU 2015-04 (ASU 2015-04), Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets, which provides a practical expedient for entities with a fiscal year-end that does not coincide with a month-end, that permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. Entities are required to disclose the accounting policy election and the date used to measure defined benefit plan assets and obligations. ASU 2015-04 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early application is permitted. Amendments should be applied prospectively. The adoption of ASU 2015-04 in the first quarter of fiscal 2017 is not expected to have a material impact on the Company’s financial condition or results of operations.
Interest - Imputation of Interest
In April 2015, the FASB issued ASU 2015-03 (ASU 2015-03), Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. An entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The adoption of ASU 2015-03 in the first quarter of fiscal 2017 is not expected to have a material impact on the Company’s financial condition or results of operations.

Consolidation
In February 2015, the FASB issued ASU 2015-02 (ASU 2015-02), Amendments to the Consolidation Analysis. ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. A reporting entity may apply the amendments in this guidance using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. A reporting entity also may apply the amendments retrospectively. The adoption of ASU 2015-02 in the first quarter of fiscal 2017 is not expected to have a material impact on the Company’s financial condition or results of operations.
Stock Compensation
In June 2014, the FASB issued ASU 2014-12 (ASU 2014-12), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. The adoption of ASU 2014-12 in the first quarter of fiscal 2017 is not expected to have a material impact on the Company's financial condition or results of operations.
Revenue Recognition
In May 2014, the FASB issued ASU 2014-09 (ASU 2014-09), Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14 Revenue from Contracts with Customers Deferral of the Effective Date, which defers the effective date of the new revenue recognition standard by one year, as a result, public entities would apply the new revenue standard to annual reporting periods beginning after December 31, 2017 and interim periods therein, which is the Company's first quarter of fiscal 2019. Early adoption is permitted for all entities only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The guidance allows for the amendment to be applied either retrospectively to each prior reporting period presented or retrospectively as a cumulative-effect adjustment as of the date of adoption. The Company is in the process of evaluating the impact of adoption on its consolidated financial statements.
Discontinued Operations
In April 2014, the FASB issued ASU 2014-08 (ASU 2014-08), Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which raises the threshold for disposals to qualify as discontinued operations. Under the new guidance, a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale, should be reported as discontinued operations. ASU 2014-08 also expands the disclosure requirements for discontinued operations and adds new disclosures for individually significant dispositions that do not qualify as discontinued operations. ASU 2014-08 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014, which is the Company's first quarter of fiscal year 2016. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in the financial statements previously issued or available for issuance. As of August 1, 2015, there have been no disposals or classifications as held for sale that would be subject to ASU 2014-08. As such, the Company will consider the adoption of this standard upon the earlier of a disposal or classification as held for sale.

Note 19 – Subsequent Events
On August 17, 2015, the Board of Directors of the Company declared a cash dividend of $0.40 per outstanding share of common stock. The dividend will be paid on September 9, 2015 to all shareholders of record at the close of business on August 28, 2015.
On August 18, 2015, the Company announced a plan to convert the benefits provided to participants in the Company’s Irish defined benefits pension plan (the DB Plan) to benefits provided under the Company’s Irish defined contribution plan (the DC Plan). Subject to the mandatory consultation period, the DB Plan trustees and the Company expect to make lump sum payments for DB Plan participants into the participants’ DC Plan accounts by the end of fiscal year 2015. Such payments will be funded by the existing assets of the DB Plan and an additional Company contribution expected to be approximately $210 million to settle all existing and future DB Plan liabilities for active and deferred DB Plan participants. Retired DB Plan participants’ benefits will be bought out by the DB Plan trustees with individual annuities.

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
This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding future events and our future results that are subject to the safe harbor created under the Private Securities Litigation Reform Act of 1995 and other safe harbors under the Securities Act of 1933 and the Securities Exchange Act of 1934. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” “could” and “will,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections regarding our future financial performance; our anticipated growth and trends in our businesses; our future liquidity, capital needs and capital expenditures; our future market position and expected competitive changes in the marketplace for our products; our ability to pay dividends or repurchase stock; our ability to service our outstanding debt; our expected tax rate; the effect of new accounting pronouncements; our ability to successfully integrate acquired businesses and technologies; and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are inherently subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified in Part II, Item 1A. “Risk Factors” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements, including to reflect events or circumstances occurring after the date of the filing of this report, except to the extent required by law.

Results of Operations
(all tabular amounts in thousands except per share amounts and percentages)
Overview

	Three Months Ended
	August 1, 2015	August 2, 2014	$ Change	% Change
Revenue	$863,365	$727,752	$135,613	19%
Gross margin %	65.9%	65.4%
Net income	$216,478	$180,606	$35,872	20%
Net income as a % of revenue	25.1%	24.8%
Diluted EPS	$0.68	$0.57	$0.11	19%

	Nine Months Ended
	August 1, 2015	August 2, 2014	$ Change	% Change
Revenue	$2,456,370	$2,050,526	$405,844	20%
Gross margin %	65.8%	65.6%
Net income	$600,573	$520,625	$79,948	15%
Net income as a % of revenue	24.4%	25.4%
Diluted EPS	$1.89	$1.64	$0.25	15%

On July 22, 2014, we completed the acquisition of Hittite Microwave Corporation (Hittite), a company that designed and developed high performance integrated circuits, modules, subsystems and instrumentation for radio frequency, microwave and millimeterwave applications. The total consideration paid to acquire Hittite was approximately $2.4 billion, financed through a combination of existing cash on hand and a 90-day term loan facility of $2.0 billion. The acquisition of Hittite is referred to as the Acquisition. See Note 16, Acquisitions, of the Notes to the Condensed Consolidated Financial Statements contained in Item

1 of this Quarterly Report on From 10-Q for further discussion related to the Acquisition. The results of operations for the nine-month period ended August 1, 2015 are inclusive of the Acquisition.
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

	Three Months Ended
	August 1, 2015			August 2, 2014
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue
Industrial	$384,187	44%	10%	$350,683	48%
Automotive	130,109	15%	—%	130,269	18%
Consumer	206,778	24%	155%	80,948	11%
Communications	142,291	16%	(14)%	165,852	23%
Total revenue	$863,365	100%	19%	$727,752	100%
____________
* The sum of the individual percentages does not equal the total due to rounding.

	Nine Months Ended
	August 1, 2015			August 2, 2014
	Revenue	% of Revenue	Y/Y%	Revenue	% of Revenue*
Industrial	$1,126,553	46%	17%	$966,359	47%
Automotive	393,753	16%	1%	390,890	19%
Consumer	410,960	17%	77%	232,303	11%
Communications	525,104	21%	14%	460,974	22%
Total revenue	$2,456,370	100%	20%	$2,050,526	100%
____________
* The sum of the individual percentages does not equal the total due to rounding.

Industrial end market revenue increased in the three-month period ended August 1, 2015 as compared to the same period of the prior fiscal year primarily as a result of the Acquisition. The year-over-year increase in Industrial end market revenue for the nine-month period ended August 1, 2015 was a result of the Acquisition, as well as a broad-based increase in demand in this end market. Consumer end market revenue increased in each of the three- and nine-month periods ended August 1, 2015 as compared to the same periods of the prior fiscal year primarily as a result of increased demand for products sold into the portable sector of this end market. Communications end market revenue decreased in the three-month period ended August 1, 2015 as compared to the same period of the prior fiscal year primarily as a result of a decreased demand for products used in wireless base stations, partially offset by the Acquisition. Communications end market revenue increased in the nine-month period ended August 1, 2015 as compared to the same period of the prior fiscal year primarily as a result of the Acquisition, partially offset by a decreased demand for products used in wireless base stations.

Revenue Trends by Geographic Region
Revenue by geographic region, based upon the primary location of our customers’ design activity for our products for the three- and nine-month periods ended August 1, 2015 and August 2, 2014 were as follows:

	Three Months Ended
Region	August 1, 2015	August 2, 2014	$ Change	% Change
United States	$359,682	$200,590	$159,092	79%
Rest of North and South America	20,186	25,959	(5,773)	(22)%
Europe	221,270	244,148	(22,878)	(9)%
Japan	80,489	79,063	1,426	2%
China	126,188	113,933	12,255	11%
Rest of Asia	55,550	64,059	(8,509)	(13)%
Total revenue	$863,365	$727,752	$135,613	19%

	Nine Months Ended
Region	August 1, 2015	August 2, 2014	$ Change	% Change
United States	$870,522	$576,496	$294,026	51%
Rest of North and South America	65,546	70,826	(5,280)	(7)%
Europe	711,253	677,134	34,119	5%
Japan	245,395	224,745	20,650	9%
China	383,356	324,000	59,356	18%
Rest of Asia	180,298	177,325	2,973	2%
Total revenue	$2,456,370	$2,050,526	$405,844	20%

In the three- and nine-month periods ended August 1, 2015 and August 2, 2014, the predominant country comprising “Rest of North and South America” is Canada; the predominant countries comprising “Europe” are Germany, Sweden, France and the United Kingdom; and the predominant countries comprising “Rest of Asia” are South Korea and Taiwan.
On a regional basis, the sales increase in the three-month period ended August 1, 2015 as compared to the same period of the prior fiscal year in the United States, Japan and China was a result of the Acquisition and an increase in demand in most end markets. The sales decrease in the three-month period ended August 1, 2015 as compared to the same period of the prior fiscal year in Europe was primarily the result of a decrease in demand for products used in wireless base stations, partially offset by the Acquisition. The sales decrease in the three-month period ended August 1, 2015 as compared to the same period of the prior fiscal year in the Rest of Asia was primarily the result of a decrease in demand in most end markets, partially offset by the Acquisition.
On a regional basis, the sales increase in the nine-month period ended August 1, 2015 as compared to the same period of the prior fiscal year in the United States, Japan and China was a result of the Acquisition and an increase in demand in most end markets. The sales increase in the nine-month period ended August 1, 2015 as compared to the same period of the prior fiscal year in Europe was primarily the result of the Acquisition, partially offset by a decrease in demand for products used in wireless base stations. The sales increase in nine-month period ended August 1, 2015 as compared to the same period of the prior fiscal year in the Rest of Asia was primarily the result of the Acquisition, partially offset by a decrease in demand in most end markets.
Gross Margin

	Three Months Ended				Nine Months Ended
	August 1, 2015	August 2, 2014	$ Change	% Change	August 1, 2015	August 2, 2014	$ Change	% Change
Gross margin	$569,037	$476,290	$92,747	19%	$1,617,466	$1,344,151	$273,315	20%
Gross margin %	65.9%	65.4%			65.8%	65.6%
Gross margin percentage increased by 50 basis points in the three-month period ended August 1, 2015, as compared to the three-month period ended August 2, 2014, primarily as a result of a mix shift in favor of higher margin products being sold primarily as a result of the Acquisition, lower amortization expense of purchased inventory and intangibles as a result of the Acquisition, partially offset by an increase in demand reserves relating to the saleability of last time build inventory.

Gross margin percentage increased 20 basis points in the nine-month period ended August 1, 2015, as compared to the nine-month period ended August 2, 2014, primarily as a result of a mix shift in favor of higher margin products being sold as a result of the Acquisition, partially offset by higher amortization expense of purchased inventory and intangibles as a result of the Acquisition and an increase in demand reserves relating to the saleability of last time build inventory.
Research and Development (R&D)

	Three Months Ended				Nine Months Ended
	August 1, 2015	August 2, 2014	$ Change	% Change	August 1, 2015	August 2, 2014	$ Change	% Change
R&D expenses	$160,784	$140,095	$20,689	15%	$466,723	$404,889	$61,834	15%
R&D expenses as a % of revenue	18.6%	19.3%			19.0%	19.7%
R&D expenses increased in each of the three- and nine-month periods ended August 1, 2015, as compared to the same periods of fiscal 2014, primarily as a result of increases in operational spending resulting from the Acquisition as well as an increase in R&D employee and related benefit expenses, and, to a lesser extent, an increase in variable compensation expense linked to our overall profitability and revenue growth.
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
Selling, Marketing, General and Administrative (SMG&A)

	Three Months Ended				Nine Months Ended
	August 1, 2015	August 2, 2014	$ Change	% Change	August 1, 2015	August 2, 2014	$ Change	% Change
SMG&A expenses	$120,030	$132,989	$(12,959)	(10)%	$357,572	$333,252	$24,320	7%
SMG&A expenses as a % of revenue	13.9%	18.3%			14.6%	16.3%
SMG&A expenses decreased in the three-month period ended August 1, 2015, as compared to the same period of fiscal 2014 as a result of a decrease in Acquisition-related transition costs and other activity of approximately $20.3 million, partially offset by increases in operational spending resulting from the Acquisition, SMG&A employee and related benefit expenses and an increase in variable compensation expense linked to our overall profitability and revenue growth.
SMG&A expenses increased in the nine-month period ended August 1, 2015, as compared to the same period of fiscal 2014 as a result of increases in SMG&A employee and related benefit expenses, as well as operational spending resulting from the Acquisition, and an increase in variable compensation expense linked to our overall profitability and revenue growth. In addition, SMG&A expenses increased as a result of an increase in stock based compensation expense of approximately $3.0 million due to the accelerated vesting of equity awards granted to a former executive officer in accordance with the terms of the applicable equity award agreements. These increases were partially offset by a decrease in Acquisition-related transition costs and other activity of approximately $15.2 million.
Amortization of Intangibles
During the three- and nine-month periods ended August 1, 2015, we recognized approximately $23.0 million and $71.0 million, respectively, of amortization expense within operating expenses, primarily resulting from the $665.5 million of amortizable intangible assets related to the Acquisition. These amortizable intangible assets are being amortized on a straight-line basis over their estimated useful lives.

Operating Income

	Three Months Ended				Nine Months Ended
	August 1, 2015	August 2, 2014	$ Change	% Change	August 1, 2015	August 2, 2014	$ Change	% Change
Operating income	$265,269	$202,546	$62,723	31%	$722,211	$602,555	$119,656	20%
Operating income as a % of revenue	30.7%	27.8%			29.4%	29.4%
The year-over-year increase in operating income in the three-month period ended August 1, 2015 was primarily the result of an increase in revenue of $135.6 million, a 50 basis point increase in gross margin percentage and a $13.0 million decrease in SMG&A expenses, partially offset by a $22.3 million increase in amortization of intangibles and a $20.7 million increase in R&D expenses, as more fully described above under the headings Selling, Marketing, General and Administrative (SMG&A), Amortization of Intangibles and Research and Development (R&D).
The year-over-year increase in operating income in the nine-month period ended August 1, 2015 was primarily the result of an increase in revenue of $405.8 million and a 20 basis point increase in gross margin percentage, partially offset by a $70.2 million increase in amortization of intangibles, a $61.8 million increase in R&D expenses and a $24.3 million increase in SMG&A expenses, as more fully described above under the headings Amortization of Intangibles, Research and Development (R&D) and Selling, Marketing, General and Administrative (SMG&A).
Provision for Income Taxes

	Three Months Ended			Nine Months Ended
	August 1, 2015	August 2, 2014	$ Change	August 1, 2015	August 2, 2014	$ Change
Provision for income taxes	$43,000	$16,782	$26,218	$104,864	$70,022	$34,842
Effective income tax rate	16.6%	8.5%		14.9%	11.9%
Our effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where our income is earned.
The tax rate for all periods presented was below the U.S. federal statutory tax rate of 35%, primarily due to lower statutory tax rates applicable to our operations in the foreign jurisdictions in which we earn income. Income from non-U.S. jurisdictions accounted for approximately 77.3% of our total revenues for the nine-month period ended August 1, 2015, resulting in a material portion of our pretax income being earned and taxed outside the U.S., primarily in Bermuda and Ireland, at rates ranging from 0% to 35%. The impact on our provision for income taxes of income earned in foreign jurisdictions being taxed at rates different than the U.S. statutory rate was a benefit of approximately $52.5 million and a foreign effective tax rate of approximately 12.0% in the three-month period ended August 1, 2015, compared to a benefit of approximately $55.8 million and a foreign effective tax rate of approximately 3.8% in the three-month period ended August 2, 2014. The impact on our provision for income taxes of income earned in foreign jurisdictions being taxed at rates different than the U.S. statutory rate was a benefit of approximately $145.1 million and a foreign effective tax rate of approximately 11.5% for the nine-month period ended August 1, 2015, compared to a benefit of approximately $131.9 million and a foreign effective tax rate of approximately 5.8% for the nine-month period ended August 2, 2014. A reduction in the ratio of domestic taxable income to worldwide taxable income effectively lowers the overall tax rate, due to the fact that the tax rates in the majority of foreign jurisdictions where we earn income are significantly lower than the U.S. statutory rate. In addition, our effective income tax rate can be impacted each year by discrete factors or events. Our effective tax rate for the three- and nine-month periods ended August 1, 2015 included $2.0 million of discrete tax expense items associated with the U.S. provision to return adjustments. In addition, our effective tax rate for the nine-month period ended August 1, 2015 included a tax benefit of $7.0 million from the reinstatement of the U.S. federal research and development tax credit in December 2014 retroactive to January 1, 2014 and a tax benefit of $3.8 million as a result of an acquisition accounting adjustment. Our effective tax rate for the nine-month period ended August 2, 2014 included a tax benefit of $5.1 million recorded as a result of transaction costs related to the Acquisition.

Net Income

	Three Months Ended				Nine Months Ended
	August 1, 2015	August 2, 2014	$ Change	% Change	August 1, 2015	August 2, 2014	$ Change	% Change
Net Income	$216,478	$180,606	$35,872	20%	$600,573	$520,625	$79,948	15%
Net Income as a % of revenue	25.1%	24.8%			24.4%	25.4%
Diluted EPS	$0.68	$0.57			$1.89	$1.64
Net income increased 20% in the three-month period ended August 1, 2015 as compared to the same period of fiscal 2014 primarily as a result of the $62.7 million increase in operating income, partially offset by the $26.2 million increase in provision for income taxes.
Net income increased 15% in the nine-month period ended August 1, 2015 as compared to the same period of fiscal 2014 primarily as a result of the $119.7 million increase in operating income, partially offset by the $34.8 million increase in provision for income taxes.

Liquidity and Capital Resources
At August 1, 2015, our principal source of liquidity was $3.1 billion of cash and cash equivalents and short-term investments, of which approximately $656.2 million was held in the United States. The balance of our cash and cash equivalents and short-term investments was held outside the United States in various foreign subsidiaries. As we intend to reinvest our foreign earnings indefinitely, this cash held outside the United States is not available to meet our cash requirements in the United States, including cash dividends, principal and interest payments and common stock repurchases. Our cash and cash equivalents consist of highly liquid investments with maturities of three months or less at the time of acquisition and our short-term investments consist primarily of corporate obligations, such as commercial paper and floating rate notes and bonds. We maintain these balances with high credit quality counterparties, continually monitor the amount of credit exposure to any one issuer and diversify our investments in order to minimize our credit risk.
In connection with our plan to convert the benefits provided under our Irish defined benefits pension plan (the DB Plan) to benefits provided under our Irish defined contribution plan, we expect to make a lump sum contribution of approximately $210 million to settle all existing and future DB Plan liabilities for active and deferred DB Plan participants in the fourth quarter of fiscal 2015.
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

	Nine Months Ended
	August 1, 2015	August 2, 2014
Net cash provided by operating activities	$709,823	$609,339
Net cash provided by operations as a % of revenue	28.9%	29.7%
Net cash used for investing activities	$(369,709)	$(115,573)
Net cash (used for) provided by financing activities	$(348,698)	$1,701,234
At August 1, 2015, cash and cash equivalents totaled $557.5 million. The following changes contributed to the net decrease in cash and cash equivalents of $2.0 billion in the nine-month period ended August 1, 2015 as compared to the same period in fiscal 2014.
Operating Activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities.

The increase in cash provided by operating activities during the nine-month period ended August 1, 2015 as compared to the same period of fiscal 2014 was primarily due to higher net income adjusted for non-cash items and changes in working capital.
Investing Activities
Investing cash flows consist primarily of capital expenditures; investment purchases, maturities and sales; as well as cash used for acquisitions.
The increase in cash used for investing activities during the nine-month period ended August 1, 2015 as compared to the same period of fiscal 2014 was primarily due to an increase in the net purchases of available-for-sale securities, partially offset by a $1.9 billion decrease in payments for acquisitions. During the nine-month period ended August 1, 2015, cash used for investing activities included $245.1 million of cash payments used for the net purchase of available-for-sale short term investments and $108.2 million of cash payments used for property, plant and equipment additions.
Financing Activities
Financing cash flows consist primarily of payments of dividends to stockholders, repurchases of common stock, issuance and repayment of long-term debt, and proceeds from the sale of shares of common stock through employee equity incentive plans.
The increase in cash used for financing activities during the nine-month period ended August 1, 2015 as compared to the same period of fiscal 2014 was primarily due to a decrease in cash proceeds received from debt. During the nine-month period ended August 1, 2015, we distributed $365.5 million to our shareholders in dividend payments, paid $115.3 million for the repurchase of 1.7 million shares of our common stock and we received $114.9 million of proceeds from the exercise of employee stock options.
Working Capital

	August 1, 2015	November 1, 2014	$ Change	% Change
Accounts receivable, net	$451,511	$396,605	$54,906	14%
Days sales outstanding*	45	44
Inventory	$424,475	$367,927	$56,548	15%
Days cost of sales in inventory*	127	109
* We use the average of the current quarter and prior quarter ending net accounts receivable and ending inventory balance in our calculation of days sales outstanding and days cost of sales in inventory, respectively.
The increase in accounts receivable in dollars and in days was primarily the result of higher product shipments in the final month of the third quarter of fiscal 2015 as compared to the final month of the fourth quarter of fiscal 2014.
The increase in inventory in dollars and in days was primarily as a result of continued manufacturing production to support anticipated higher sales demand. Our inventory levels are impacted by our need to support forecasted sales demand and variations between those forecasts and actual demand.
Current liabilities increased to $1.1 billion at August 1, 2015 from $709.1 million at the end of fiscal 2014. The increase was primarily the result of the classification of our 2016 Notes as current and, to a lesser extent, increases in deferred income on shipments to distributors as more fully described below and accounts payable. These increases were partially offset by decreases in accrued liabilities and income taxes payable.
As of August 1, 2015 and November 1, 2014, we had gross deferred revenue of $388.3 million and $349.7 million, respectively, and gross deferred cost of sales of $81.0 million and $71.3 million, respectively. Deferred income on shipments to distributors increased in the first nine months of fiscal 2015 primarily as a result of higher demand for products sold into the channel. Sales to distributors are made under agreements that allow distributors to receive price-adjustment credits and to return qualifying products for credit, as determined by us, in order to reduce the amounts of slow-moving, discontinued or obsolete product from their inventory. Given the uncertainties associated with the levels of price-adjustment credits to be granted to distributors, the sales price to the distributors is not fixed or determinable until the distributors resell the products to their customers. Therefore, we defer revenue recognition from sales to distributors until the distributors have sold the products to their customers. The amount of price-adjustments is dependent on future overall market conditions, and therefore the levels of these adjustments could fluctuate significantly from period to period. To the extent that we experience a significant increase in the amount of credits we issue to our distributors, there could be a material impact on the ultimate revenue and gross margin recognized relating to these transactions.
Debt
As of August 1, 2015, we had $873.2 million of carrying value outstanding on our long and short term debt. The difference in the carrying value of the debt and the principal is due to the unamortized discount on these instruments that will accrete to the face value over the term of the debt. Our debt obligations consist of the following:
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
The indentures governing the 2016 Notes and the 2023 Notes contain covenants that may limit our ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of our assets to, any other party. As of August 1, 2015, we were compliant with these covenants. See Note 14, Debt, of the Notes to our Condensed Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q for further information on our outstanding debt.
Revolving Credit Facility
On July 10, 2015, we amended and restated our senior unsecured revolving credit facility with certain institutional lenders (the Credit Agreement) dated as of December 19, 2012. The Credit Agreement expires on July 10, 2020, and provides that we may borrow up to $750.0 million. To date, we have not borrowed under this credit facility, but we may borrow in the future and use the proceeds for repayment of existing indebtedness, stock repurchases, acquisitions, capital expenditures, working capital and other lawful corporate purposes. The terms of the facility impose restrictions on our ability to undertake certain transactions, to create certain liens on assets and to incur certain subsidiary indebtedness. In addition, the Credit Agreement contains a consolidated leverage ratio covenant of total consolidated funded debt to consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) of not greater than 3.0 to 1.0. As of August 1, 2015, we were compliant with these covenants.
Stock Repurchase Program
Our common stock repurchase program has been in place since August 2004. As of August 1, 2015, in the aggregate, our Board of Directors has authorized us to repurchase $5.6 billion of our common stock under the program. Under the program, we may repurchase outstanding shares of our common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized under the program. As of August 1, 2015, we had repurchased a total of approximately 138.8 million shares of our common stock for approximately $4.9 billion under this program. As of August 1, 2015, an additional $653.8 million remains available for repurchase of shares under the current authorized program. The repurchased shares are held as authorized but unissued shares of common stock. We also from time to time repurchase shares in settlement of employee tax withholding obligations due upon the vesting of restricted stock units or the exercise of stock options, or in certain limited circumstances to satisfy the exercise price of options granted to our employees under our equity compensation plans. Any future common stock repurchases will be based on several factors, including our financial performance, outlook, liquidity and the amount of cash we have available in the United States.
Capital Expenditures
Net additions to property, plant and equipment were $108.2 million in the first nine months of fiscal 2015 and were funded with a combination of cash on hand and cash generated from operations. We expect capital expenditures for fiscal 2015 to be in the range of $155.0 million to $160.0 million, of which approximately $16.0 million relates to new facilities and upgrades to existing facilities. These capital expenditures will be funded with a combination of cash on hand and cash generated from operations.

Dividends
On August 17, 2015, our Board of Directors declared a cash dividend of $0.40 per outstanding share of common stock. The dividend will be paid on September 9, 2015 to all shareholders of record at the close of business on August 28, 2015 and is expected to total approximately $125.5 million. We currently expect quarterly dividends to continue at $0.40 per share, although they remain subject to determination and declaration by our Board of Directors. The payment of future dividends, if any, will be based on several factors, including our financial performance, outlook and liquidity.

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
There have not been any material changes during the nine-month period ended August 1, 2015 to the amounts presented in the table summarizing our contractual obligations included in our Annual Report on Form 10-K for the fiscal year ended November 1, 2014.

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
Revenue Recognition
In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09 (ASU 2014-09), Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14 Revenue from Contracts with Customers Deferral of the Effective Date, which defers the effective date of the new revenue recognition standard by one year, as a result, public entities would apply the new revenue standard to annual reporting periods beginning after December 31, 2017 and interim periods therein, which is our first quarter of fiscal 2019. Early adoption is permitted for all entities only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The guidance allows for the amendment to be applied either retrospectively to each prior reporting period presented or retrospectively as a cumulative-effect adjustment as of the date of adoption. We are in the process of evaluating the impact of adoption on our consolidated financial statements.

Critical Accounting Policies and Estimates
There were no material changes in the nine-month period ended August 1, 2015 to the information provided under the heading “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the fiscal year ended November 1, 2014.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in the nine-month period ended August 1, 2015 to the information provided under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” set forth in our Annual Report on Form 10-K for the fiscal year ended November 1, 2014.

ITEM 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of August 1, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of August 1, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in Internal Control over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended August 1, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our future revenue, gross margins, operating results, net income and earnings per share are difficult to predict and may be materially affected by a number of factors, including:

•	the effects of adverse economic conditions in the markets in which we sell our products;

•	changes in customer demand for our products and/or for end products that incorporate our products;

•	our ability to effectively manage our cost structure in both the short term and over a longer duration;

•	changes in geographic, product or customer mix;

•	changes in our effective tax rates in the United States, Ireland or worldwide;

•	the timing of new product announcements or introductions by us, our customers or our competitors;

•	competitive pricing pressures;

•	fluctuations in manufacturing yields, adequate availability of wafers and other raw materials, and manufacturing, assembly and test capacity;

•	the ability of our third-party suppliers, subcontractors and manufacturers to supply us with sufficient quantities of raw materials, products and/or components;

•	a decline in infrastructure spending by foreign governments, including China;

•	a decline in the U.S. Government defense budget, changes in spending or budgetary priorities, a prolonged U.S. Government shutdown or delays in contract awards;

•	any significant decline in our backlog;

•	the timing, delay, reduction or cancellation of significant customer orders and our ability to manage inventory;

•	our ability to recruit, hire, retain and motivate adequate numbers of engineers and other qualified employees to meet the demands of our customers;

•	the increasing costs of providing employee benefits, including health insurance, pension plan and retirement plan contributions and retirement benefits;

•	our ability to utilize our manufacturing facilities at efficient levels;

•	potential significant litigation-related costs or product warranty and/or indemnity claims, including those not covered by our suppliers or insurers;

•	the difficulties inherent in forecasting future operating expense levels, including with respect to costs associated with labor, utilities, transportation and raw materials;

•	the costs related to compliance with increasing worldwide government, environmental and social responsibility regulations; and

•
the effects of public health emergencies, natural disasters, widespread travel disruptions, security risks, terrorist activities, international conflicts, government sanctions and other events beyond our control.

In addition, the semiconductor market has historically been cyclical and subject to significant economic upturns and downturns. Our business is also subject to rapid technological changes and there can be no assurance (i) that products stocked in our inventory will not be rendered obsolete before we ship them, or (ii) that we will be able to design, develop and produce products in a timely fashion to accommodate changing customer demand. As a result of these and other factors, we may experience material fluctuations in future revenue, gross margins, operating results, net income and earnings per share on a quarterly or annual basis. Our historical financial performance and results of operations should not be relied upon as indicators of future performance or results. In addition, if our revenue, gross margins, operating results, net income and earnings per share do not meet the expectations of securities analysts or investors, the market price of our common stock may decline.

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
We rely, and plan to continue to rely, on suppliers, assembly and test subcontractors, freight carriers, and third-party wafer fabricators to supply most of our wafers that can be manufactured using industry-standard submicron processes. This reliance involves several risks, including reduced control over availability, capacity utilization, delivery schedules, manufacturing yields, and costs. We currently source approximately 50% of our wafer requirements annually from third-party wafer fabrication foundries, primarily Taiwan Semiconductor Manufacturing Company, or TSMC. In addition, these suppliers often provide manufacturing services to our competitors and therefore periods of increased industry demand may result in capacity constraints. In certain instances, the third-party supplier is the sole source of highly specialized processing services. Additionally, our recently acquired Hittite business utilizes foundries that provide the advanced gallium arsenide, or GaAs, processes that currently account for most of its wafer purchases. The number of foundries that can provide the GaAs process is limited, and we are currently in the process of transitioning away from one of our principal GaAs foundries. If our suppliers are unable or unwilling to manufacture and deliver components to us on the time schedule and of the quality or quantity that we require or provide us with required manufacturing processes, we may be forced to seek to engage additional or replacement suppliers, which could result in additional expenses and delays in product development or shipment of product to our customers. If additional or replacement suppliers or manufacturing processes are not available, we may also experience delays in product development or shipment which could, in turn, result in the temporary or permanent loss of customers.
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

At August 1, 2015, our principal source of liquidity was $3.1 billion of cash and cash equivalents and short-term investments, of which approximately $656.2 million was held in the United States and the remaining balance was held outside the United States in various foreign subsidiaries. As we intend to reinvest our foreign earnings indefinitely, this cash held outside the United States is not readily available to meet our cash requirements in the United States. We require a substantial amount of cash in the United States for operating requirements, stock repurchases, cash dividends and acquisitions. If we are unable to address our U.S. cash requirements through operations, borrowings under our current credit facility, future debt or equity offerings or other sources of cash obtained at an acceptable cost, it may be necessary for us to consider repatriation of earnings that are permanently reinvested, and we may be required to pay additional taxes under current tax laws, which could have a material adverse effect on our results of operations and financial condition.
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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
May 3, 2015 through May 30, 2015	6,525	$63.20	—	$684,342,220
May 31, 2015 through June 27, 2015	4,407	$66.60	—	$684,342,220
June 28, 2015 through August 1, 2015	502,985	$60.90	500,758	$653,849,519
Total	513,917	$60.98	500,758	$653,849,519

(a)	Includes 13,159 shares withheld by us from employees to satisfy minimum employee tax obligations upon vesting of restricted stock units granted to our employees under our equity compensation plans.

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

ANALOG DEVICES, INC.

Date: August 18, 2015	By:	/S/ VINCENT T. ROCHE
Vincent T. Roche
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 18, 2015	By:	/S/ DAVID A. ZINSNER
David A. Zinsner
Senior Vice President, Finance
and Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
10.1†	Second Amendment to the Analog Devices, Inc. Amended and Restated Deferred Compensation Plan.
10.2
Amended and Restated Credit Agreement, dated as of July 10, 2015, among Analog Devices, Inc., as Borrower, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, and each lender from time to time party thereto, filed as exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-7819) as filed with the Commission on July 13, 2015 and incorporated herein by reference.

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
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and nine months ended August 1, 2015 and August 2, 2014, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended August 1, 2015 and August 2, 2014, (iii) Condensed Consolidated Balance Sheets at August 1, 2015 and November 1, 2014, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended August 1, 2015 and August 2, 2014 and (v) Notes to Condensed Consolidated Financial Statements for the three and nine months ended August 1, 2015.