Form 10-K
period 2015-10-31
ANALOG DEVICES INC
filed 2015-11-24
CIK 6281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐     NO ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $16,532,000,000 based on the last reported sale of the Common Stock on The NASDAQ Global Select Market on May 3, 2015. Shares of voting and non-voting stock beneficially owned by executive officers, directors and holders of more than 5% of the outstanding stock have been excluded from this calculation because such persons or institutions may be deemed affiliates. This determination of affiliate status is not a conclusive determination for other purposes.
As of October 31, 2015, there were 312,060,682 shares of Common Stock, $0.16 2/3 par value per share, outstanding.
Documents Incorporated by Reference

Document Description	Form 10-K Part
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held March 9, 2016	III

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
Company Overview
Analog Devices, Inc. (we, Analog Devices or the Company) is a world leader in the design, manufacture and marketing of a broad portfolio of solutions that leverage high-performance analog, mixed-signal and digital signal processing technology, including integrated circuits (ICs), algorithms, software, and subsystems. Since our inception in 1965, we have focused on solving the engineering challenges associated with signal processing in virtually all types of electronic equipment. Our signal processing products play a fundamental role in converting, conditioning, and processing real-world phenomena such as temperature, pressure, sound, light, speed and motion into electrical signals to be used in a wide array of electronic devices. As new generations of applications, such as the Internet of Things, evolve, new needs for high-performance analog signal processing and digital signal processing (DSP) technology are generated. We focus on sensing, measurement, and connectivity challenges that apply to a diverse set of customers and markets. We combine data converters, amplifiers and linear products, radio frequency (RF) ICs, power management products, sensors based on micro-electro mechanical systems (MEMS) technology and other sensors, and processing products, including DSP, micro controllers and other processors, into technology platforms that we adapt to specific customer and market needs, leveraging our engineering investment across a broad base of customers.
We focus on key strategic markets where our signal processing technology is often a critical differentiator in our customers’ products, in particular, the industrial, automotive, consumer and communications markets. Used by over 100,000 customers worldwide, our products are embedded inside many different types of electronic equipment including:

• Industrial process control systems	• Medical imaging equipment
• Factory automation systems	• Patient monitoring devices
• Instrumentation and measurement systems	• Wireless infrastructure equipment
• Energy management systems	• Networking equipment
• Aerospace and defense electronics	• Optical systems
• Automobiles	• Portable electronic devices
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

Organizational Structure

We are organized in two business groups: the Industrial and Healthcare Business Group and the Communications and Automotive Business Group.  These two groups align our technology offerings with the predominant markets served in order to facilitate decision making throughout our organization. The Industrial and Healthcare Business Group is responsible for the industrial, healthcare and consumer markets and the precision converters, high-performance linear and sensor technology areas.  The Communications and Automotive Business Group is responsible for the communications infrastructure and automotive electronics markets, as well as the radio frequency/microwave, high-speed converters and digital signal processing technology areas.  Our sales and marketing operations are integrated within these groups and are chartered with unifying the customer experience across direct, distribution, and digital channels. Manufacturing, finance, legal, and human resources are managed as separate functional operations providing support across the Company.
Principal Products
We design, manufacture and market a broad line of high-performance ICs that incorporate analog, mixed-signal and digital signal processing technologies. Our ICs are designed to address a wide range of real-world signal processing applications. We sell our ICs to tens of thousands of customers worldwide, many of whom use products spanning our core technologies in a wide range of applications. Our IC product portfolio includes both general-purpose products used by a broad range of customers and applications, as well as application-specific products designed for specific clusters of customers in key target markets. By using readily available, high-performance, general-purpose products in their systems, our customers can reduce the time they need to bring new products to market. Given the high cost of developing more customized ICs, our standard products often provide a cost-effective solution for many low to medium volume applications. We also focus on working with leading customers to design application-specific solutions. We begin with our existing core technologies, which leverage our data conversion, amplification, RF and microwave, MEMS, power management and DSP capabilities, and devise a solution to more closely meet the needs of a specific customer or group of customers. Because we have already developed the core technology platform for our general-purpose products, we can create application-specific solutions quickly.
We produce and market a broad range of ICs and operate in one reportable segment based on the aggregation of six operating segments. The ICs sold by each of our operating segments are manufactured using similar semiconductor manufacturing processes and raw materials in either our own production facilities or by third-party wafer fabricators using proprietary processes.  Our ICs are sold to customers globally through a direct sales force, third-party distributors, independent sales representatives and via our website. Our ten highest revenue products, in the aggregate, accounted for approximately 16% of our revenue for our fiscal year ended October 31, 2015 (fiscal 2015).
Analog Products
Our analog and mixed signal IC technology has been the foundation of our business for over four decades, and we are one of the world’s largest suppliers of high-performance analog ICs. Our analog signal processing ICs are primarily high-performance devices, offering higher dynamic range, greater bandwidth, and other enhanced features. We believe that the principal advantages these products have as compared to competitors’ products include higher accuracy, higher speed, lower cost per function, smaller size, lower power consumption and fewer components, resulting in improved performance and reliability. Our product portfolio includes several thousand analog ICs, any one of which can have as many as several hundred customers. Our analog ICs typically have long product life cycles. Our analog IC customers include original equipment manufacturers (OEMs) and customers who build electronic subsystems for integration into larger systems.
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
Power Management & Reference — Power management and reference products make up the balance of our analog sales. Those products, which include functions such as power conversion, driver monitoring, sequencing and energy management, are developed to complement analog signal chain components across core market segments from micro power, energy-sensitive battery applications to efficient, high performance power systems in infrastructure and industrial applications.
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
Markets and Applications
The breakdown of our fiscal 2015 revenue by end market is set out in the table below.

Percent of
Fiscal 2015
End Market	Revenue
Industrial	44%
Automotive	15%
Consumer	21%
Communications	20%
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

Defense/Aerospace — The defense, commercial avionics and space markets all require high-performance ICs that meet rigorous environmental and reliability specifications. Many of our analog ICs can be supplied in versions that meet these standards. In addition, many products can be supplied to meet the standards required for broadcast satellites and other commercial space applications. Most of our products sold in this market are specially tested versions of products derived from our standard product offering. As end systems are becoming more complex many of our customers in this market also look for sub-systems. We supply sub-systems to many of these customers.
Customer products include:

• Navigation systems	• Radar systems
• Space and satellite communications	• Security devices
• Communication systems
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
Automotive — We develop differentiated high performance signal processing solutions that enable sophisticated automotive systems to be greener, safer and smarter. Through collaboration with manufacturers worldwide, we have achieved significant market share through a broad portfolio of analog, digital and MEMS ICs that increase fuel efficiency, enhance vehicle stability and safety and improve the in cabin audio/video experience. Specifically, we have developed products used in applications such as:

Greener		Safer		Smarter
•	Hybrid electric / electric vehicles	•	Crash sensors in airbag systems	•	Car audio, voice processing and connectivity
•	Battery monitoring and management systems	•	Electronic stability systems	•	Video processing and connectivity
		•	Advanced driver assistance systems (RADAR)	•	Car telematics
Consumer — To address the market demand for state of the art personal and professional entertainment systems and the consumer demand for high quality user interfaces, music, movies and photographs, we have developed analog, digital and mixed-signal solutions that meet the rigorous cost and time-to-market requirements of the consumer electronics market. The emergence of high-performance, feature-rich consumer products has created a market for our high-performance ICs with a high level of specific functionality that enables best in class user experience. These products include:

• Portable devices (smart phones, tablets and wearable devices) for media and vital signs motoring applications	• Prosumer audio/video equipment

Communications — The development of broadband, wireless and internet infrastructures around the world has created an important market for our communications products. Communications technology involves the processing of signals that are converted from analog to digital and digital to analog form during the process of transmitting and receiving data. The need for higher speed and reduced power consumption, coupled with more reliable, bandwidth-efficient communications, creates demand for our products, which are used in the full spectrum of signal processing for internet protocol, video streaming and voice communication. In wireless and broadband communication applications, our products are incorporated into:

•	Cellular basestation equipment	•	Wired networking and data center equipment
•	Wireless backhaul systems	•	Satellite systems
See Note 4 in the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for further information about our products by end market.
Research and Development
Our markets are characterized by rapid technological changes and advances. Accordingly, we make substantial investments in the design and development of new products and manufacturing processes, and the improvement of existing products and manufacturing processes. We spent approximately $637 million during fiscal 2015 on the design, development and improvement of new and existing products and manufacturing processes, compared to approximately $560 million during the fiscal year ended November 1, 2014 (fiscal 2014) and approximately $513 million during the fiscal year ended November 2, 2013 (fiscal 2013).
Our research and development strategy focuses on building technical leadership in core technology platforms, which include converters, amplifiers and RF and microwave, MEMS, power management, and DSP. In support of our research and development activities, we employ thousands of engineers involved in product and manufacturing process development throughout the world.
Patents and Other Intellectual Property Rights
We seek to establish and maintain our proprietary rights in our technology and products through the use of patents, copyrights, mask works, trademarks and trade secrets. We have a program to file applications for and obtain patents, copyrights, mask works and trademarks in the United States and in selected foreign countries where we believe filing for such protection is appropriate. We also seek to maintain our trade secrets and confidential information by nondisclosure policies and through the use of appropriate confidentiality agreements. We have obtained a substantial number of patents and trademarks in the United States and in other countries. As of October 31, 2015, we held approximately 2,280 U.S. patents and approximately 635 non-provisional pending U.S. patent applications with expiration dates ranging from 2015 through 2034. There can be no assurance, however, that the rights obtained can be successfully enforced against infringing products in every jurisdiction. While our patents, copyrights, mask works, trademarks and trade secrets provide some advantage and protection, we believe our competitive position and future success is largely determined by such factors as the system and application knowledge, innovative skills, technological expertise and management ability and experience of our personnel; the range and success of new products being developed by us; our market brand recognition and ongoing marketing efforts; and customer service and technical support. It is generally our policy to seek patent protection for significant inventions that may be patented, though we may elect, in certain cases, not to seek patent protection even for significant inventions, if we determine other protection, such as maintaining the invention as a trade secret, to be more advantageous. We also have trademarks that are used in the conduct of our business to distinguish genuine Analog Devices products and we maintain cooperative advertising programs to promote our brands and identify products containing genuine Analog Devices components.
Sales Channels
We sell our products globally through a direct sales force, third-party distributors, independent sales representatives and via our website. We have direct sales offices, sales representatives and/or distributors in over 40 countries outside North America.
We support our worldwide sales efforts through our website and with extensive promotional programs that include editorial coverage and paid advertising in online and printed trade publications, webinars, social media and communities, promotional and training videos, direct mail programs, technical seminars and participation in trade shows. We publish, share and distribute technical content such as data sheets, application guides and catalogs.  We maintain a staff of field application engineers who aid customers in incorporating our products into their products. In addition, we offer a variety of web-based tools that ease product selection and aid in the design process for our customers.

We derived approximately 50% of our fiscal 2015 revenue from sales made through distributors. These distributors typically maintain an inventory of our products. Some of them also sell products that compete with our products, including those for which we are an alternate source. In all regions of the world, we defer revenue and the related cost of sales on shipments to distributors until the distributors resell the products to their customers. We make sales to distributors under agreements that allow distributors to receive price adjustment credits and to return qualifying products for credit, as determined by us, in order to reduce the amounts of slow-moving, discontinued or obsolete product from their inventory. These agreements limit such returns to a certain percentage of our shipments to that distributor during the prior quarter. In addition, distributors are allowed to return unsold products if we terminate the relationship with the distributor. Additional information relating to our sales to distributors is set forth in Note 2n in the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.
Segment Financial Information and Geographic Information
We operate and track our results in one reportable segment based on the aggregation of six operating segments.
Through subsidiaries and affiliates, we conduct business in numerous countries outside the United States. During fiscal 2015, we derived approximately 61% of our revenue from customers in international markets. Our international business is subject to risks customarily encountered in foreign operations, including fluctuations in foreign currency exchange rates and controls, import and export controls, and other laws, policies and regulations of foreign governments. Although we engage in hedging transactions to reduce our exposure to currency exchange rate fluctuations, our competitive position may be adversely affected by changes in the exchange rate of the United States dollar against other currencies.
Revenue by geographic region, based on the primary location of our customers' design activity for our products, for fiscal 2015 was as follow:

Percent of
Fiscal 2015
Geographic Area	Revenue
United States	39%
Rest of North/South America	3%
Europe	27%
Japan	9%
China	15%
Rest of Asia	7%
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
Customers
We have over 100,000 customers worldwide. Our largest single customer represented approximately 13% of fiscal 2015 revenue. No sales to an individual customer accounted for more than 10% of fiscal 2014, or fiscal 2013 revenue. Our customers use hundreds of different types of our products in a wide range of applications spanning the industrial, automotive, consumer and communication markets. Our 20 largest customers accounted for approximately 39% of our fiscal 2015 revenue.
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
Our IC products are fabricated both at our production facilities and by third-party wafer fabricators. Our products are manufactured in our own wafer fabrication facilities using proprietary processes and at third-party wafer-fabrication foundries using sub-micron digital CMOS processes. We currently source approximately 60% of our wafer requirements annually from third-party wafer fabrication foundries, primarily Taiwan Semiconductor Manufacturing Company (TSMC). We operate wafer fabrication facilities in Wilmington, Massachusetts and Limerick, Ireland. We also operate test facilities located in the Philippines and use third-party subcontractors for the assembly and testing of our products.
Capital spending was approximately $154 million in fiscal 2015, compared with approximately $178 million in fiscal 2014. We expect capital expenditures for fiscal 2016 to be in the range of $140 million to $160 million.
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
Backlog
Backlog at the end of fiscal 2015 was approximately $626 million, up from approximately $538 million at the end of fiscal 2014. We define backlog as of a particular date to mean firm orders from a customer or distributor with a requested delivery date within thirteen weeks. Backlog is impacted by the tendency of customers to rely on shorter lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog and, in some instances, we may not have manufacturing capacity sufficient to fulfill all orders. As is customary in the semiconductor industry, we allow most orders to be canceled or deliveries to be delayed by customers without significant penalty. Accordingly, we believe that our backlog at any time should not be used as an indication of our future revenue.
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
Government Contracts
We estimate that approximately 3% of our fiscal 2015 revenue was attributable to sales to the U.S. government and U.S. government contractors and subcontractors. Our government contract business is predominantly in the form of negotiated, firm, fixed-price subcontracts. Most of these contracts and subcontracts contain standard provisions relating to termination at the election of the U.S. government.

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
Additional information relating to our acquisition and divestiture activities during fiscal years 2015, 2014 and 2013 is set forth in Note 6 and Note 17 of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.
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
We compete with a number of semiconductor companies in markets that are highly competitive. Our competitors include but are not limited to:

• Robert Bosch GmbH	• Maxim Integrated Products, Inc.
• Broadcom Corporation	• Microchip Technology, Inc.
• Freescale Semiconductor, Inc.	• NXP Semiconductors
• Infineon Technologies	• Texas Instruments, Inc.
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
Employees
As of October 31, 2015, we employed approximately 9,700 individuals worldwide. Our future success depends in large part on the continued service of our key technical and senior management personnel, and on our ability to continue to attract, retain and motivate qualified employees, particularly those highly-skilled design, process, test and applications engineers involved in the design, support and manufacture of new and existing products and processes. We believe that relations with our employees are good; however, the competition for such personnel is intense, and the loss of key personnel could have a material adverse impact on our results of operations and financial condition.

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

In addition, the semiconductor market has historically been cyclical and subject to significant economic upturns and downturns. Our business and certain of the end markets we serve are also subject to rapid technological changes and material fluctuations in demand based on end-user preferences. There can be no assurance (i) that products stocked in our inventory will not be rendered obsolete before we ship them, or (ii) that we will be able to design, develop and produce products in a timely fashion to accommodate changing customer demand. As a result of these and other factors, we may experience material fluctuations in future revenue, gross margins, operating results, net income and earnings per share on a quarterly or annual basis. Our historical financial performance and results of operations should not be relied upon as indicators of future performance or results. In addition, if our revenue, gross margins, operating results, net income and earnings per share do not meet the expectations of securities analysts or investors, the market price of our common stock may decline.
Increases in our effective tax rate and exposure to additional tax liabilities may adversely impact our results of operations.
Our effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where our income is earned. Our effective tax rate in 2015 was below the U.S. federal statutory tax rate of 35%, primarily due to lower statutory tax rates applicable to our operations in the foreign jurisdictions in which we earn income. A number of factors may increase our future effective tax rate, including: new or revised tax laws or legislation (including proposed revisions to Irish tax laws) or the interpretation of such laws or legislation by governmental authorities; increases in tax rates in various jurisdictions; variation in the mix of jurisdictions in which our profits are earned and taxed; repatriation of non-U.S. earnings; any adverse resolution of ongoing tax audits or adverse rulings from taxing authorities worldwide; changes in the valuation of our deferred tax assets and liabilities; adjustments to income taxes upon finalization of various tax returns; increases in expenses not deductible for tax purposes, including executive compensation subject to the limitations of Section 162(m) of the Internal Revenue Code and amortization of assets acquired in connection with strategic transactions; decreased availability of tax deductions for stock-based compensation awards worldwide; and changes in available tax credits. Any significant increase in our future effective tax rate could adversely impact our net income during future periods.
Long-term contracts are not typical for us and incorrect forecasts or reductions, cancellations or delays in orders for our products could adversely affect our operating results.
We typically do not have long-term sales contracts with our customers. In certain markets where end-user demand may be particularly volatile and difficult to predict, some customers place orders that require us to manufacture product and have it available for shipment, even though the customer is unwilling to make a binding commitment to purchase all, or even any, of the product. In other instances, we manufacture product based on forecasts of customer demands, which may fluctuate significantly on a quarterly or annual basis. Additionally, our U.S. government contracts and subcontracts may be funded in increments over a number of government budget periods and typically can be terminated by the government for its convenience. As a result, we may incur inventory and manufacturing costs in advance of anticipated sales, and we are subject to the risk of lower than expected orders or cancellations of orders, leading to a sharp reduction of sales and backlog. Further, orders or forecasts for products that meet the customer’s unique requirements and that are canceled or unrealized orders would, in addition, result in an inventory of unsaleable products, causing potential inventory write-offs, and we may be unable to recover all of our costs incurred or committed. As a result of lengthy manufacturing cycles for certain of the products that are subject to these uncertainties, the amount of unsaleable product could be substantial. Incorrect forecasts, or reductions, cancellations or delays in orders for our products could adversely affect our operating results.
Our future success depends upon our ability to execute our business strategy, continue to innovate, improve our existing products, design, develop, produce and market new products, and identify and enter new markets.
Our future success significantly depends on our continued ability to execute our business strategy, continue to improve our existing products and design, develop, produce and market innovative new products. Product design, development, innovation and enhancement is often a complex, time-consuming and costly process involving significant investment in research and development, with no assurance of return on investment. There can be no assurance that we will be able to develop and introduce new and improved products in a timely or efficient manner or that new and improved products, if developed, will achieve market acceptance. Our products generally must conform to various evolving and sometimes competing industry standards, which may adversely affect our ability to compete in certain markets or require us to incur significant costs. In addition, our customers generally impose very high quality and reliability standards on our products, which often change and may be difficult or costly to satisfy. Any inability to satisfy customer quality and reliability standards or comply with industry standards and technical requirements may adversely affect demand for our products and our results of operations. In addition, our growth is dependent on our continued ability to identify and penetrate new markets where we have limited experience and competition is intense. Some of our customers in these markets are less established, which could subject us to increased credit risk. There can be no assurance that the markets we serve and/or target based on our business strategy will grow in the future, that our existing and new products will meet the requirements of these markets, that our products, or the products in which our products are used, will achieve customer acceptance in these markets, that competitors will not force price reductions or take market share from us, or that we can achieve or maintain adequate gross margins or profits in these markets. Furthermore, a decline in demand in one or several of our end-user markets could have a material adverse effect on the demand for our products and our results of operations.
We may not be able to compete successfully in markets within the semiconductor industry in the future.
We face intense technological and pricing competition in the semiconductor industry, and we expect this competition to increase in the future, including from companies located outside of the United States. Many companies have sufficient financial, manufacturing, technical, sales and marketing resources to develop and market products that compete with our products. Some of our competitors may have more advantageous supply or development relationships with our current and potential customers or suppliers. Our competitors also include emerging companies selling specialized products in markets we serve and entities outside of the U.S., including entities associated with efforts by foreign governments to create indigenous semiconductor industries. Competition is generally based on design and quality of products, product performance, features and functionality, and product pricing, availability and capacity, with the relative importance of these factors varying among products, markets and customers. Existing or new competitors may develop products or technologies that more effectively address the demands of our customers and markets with enhanced performance, features and functionality, lower power requirements, greater levels of integration or lower cost. Increased competition in certain markets has resulted in and may continue to result in declining average selling prices, reduced gross margins and loss of market share in those markets. There can be no assurance that we will be able to compete successfully in the future against existing or new competitors, or that our operating results will not be adversely affected by increased competition. In addition, the semiconductor industry has experienced significant consolidation over the past several years. Consolidation among our competitors could lead to a changing competitive landscape, which could negatively impact our competitive position and market share and harm our results of operations.
We rely on third-party suppliers, subcontractors and manufacturers for some industry-standard wafers, manufacturing processes, assembly and test services, and transportation, and we generally cannot control their availability or conditions of supply.
We rely, and plan to continue to rely, on suppliers, assembly and test subcontractors, freight carriers, and third-party wafer fabricators to supply most of our wafers that can be manufactured using industry-standard submicron processes. This reliance involves several risks, including reduced control over availability, capacity utilization, delivery schedules, manufacturing yields, and costs. We currently source approximately 60% of our wafer requirements annually from third-party wafer fabrication foundries, primarily Taiwan Semiconductor Manufacturing Company, or TSMC. In addition, these suppliers often provide manufacturing services to our competitors and therefore periods of increased industry demand may result in capacity constraints. In certain instances, the third-party supplier is the sole source of highly specialized processing services. If our suppliers are unable or unwilling to manufacture and deliver components to us on the time schedule and of the quality or quantity that we require or provide us with required manufacturing processes, we may be forced to seek to engage additional or replacement suppliers, which could result in additional expenses and delays in product development or shipment of product to our customers. If additional or replacement suppliers or manufacturing processes are not available, we may also experience delays in product development or shipment which could, in turn, result in the temporary or permanent loss of customers.
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
The semiconductor industry is characterized by frequent claims and litigation involving patent and other intellectual property rights, including claims arising under our contractual obligations to indemnify our customers. Other companies or individuals have obtained patents covering a variety of semiconductor designs and processes, and we might be required to obtain licenses under some of these patents or be precluded from making and selling infringing products, if those patents are found to be valid and infringed by us. In the event a third party makes a valid intellectual property claim against us and a license is not available to us on commercially reasonable terms, or at all, we could be forced either to redesign or to stop production of products incorporating that intellectual property, and our operating results could be materially and adversely affected. Litigation may be necessary to enforce our patents or other of our intellectual property rights or to defend us against claims of infringement, and this litigation could be costly and divert the attention of our key personnel. We could also be subject to litigation or arbitration disputes arising under our contractual obligations, as well as indemnity, warranty or product liability claims that could lead to significant costs and expenses as we defend those claims or pay damage awards. There can be no assurance that we are adequately insured to protect against all claims and potential liabilities, and we may elect to self-insure with respect to certain matters. We may incur costs and expenses relating to a recall of our customers’ products due to an alleged failure of components we supply. An adverse outcome in litigation or arbitration could have a material adverse effect on our financial position or on our operating results or cash flows in the period in which the dispute is resolved.
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
An element of our business strategy involves expansion through the acquisitions of businesses, assets, products or technologies that allow us to complement our existing product offerings, diversify our product portfolio, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. We may not be able to find businesses that have the technology or resources we need and, if we find such businesses, we may not be able to invest in, purchase or license the technology or resources on commercially favorable terms or at all. Acquisitions, investments and technology licenses are difficult to identify and complete for a number of reasons, including the cost of potential transactions, competition among prospective buyers and licensees, the need for regulatory approvals, and difficulties related to integration efforts. Both in the U.S. and abroad, governmental regulation of acquisitions, including antitrust reviews and approvals, has become more complex, increasing the costs and risks of undertaking and consummating significant acquisitions. In order to finance a potential transaction, we may need to raise additional funds by issuing securities or borrowing money. We may not be able to obtain financing on favorable terms, and the sale of our stock may result in the dilution of our existing shareholders or the issuance of securities with rights that are superior to the rights of our common shareholders.
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
Many of these risks are present in China. While we expect to continue to expand our business and operations in China, our success in the Chinese markets may be adversely affected by China’s continuously evolving policies, laws and regulations, including those relating to taxation, import and export tariffs, currency controls, antitrust, the environment, indigenous innovation and the promotion of a domestic semiconductor industry, and intellectual property rights and enforcement and protection of those rights. Enforcement of existing laws or agreements may be inconsistent. In addition, changes in the political environment, governmental policies or U.S.-China relations could result in revisions to laws or regulations or their interpretation and enforcement, exposure of our proprietary intellectual property, increased taxation, and restrictions on imports, import duties or currency revaluations, which could have an adverse effect on our business plans and operating results.
At October 31, 2015, our principal source of liquidity was $3.0 billion of cash and cash equivalents and short-term investments, of which approximately $657.8 million was held in the United States and the remaining balance was held outside the United States in various foreign subsidiaries. As we intend to reinvest our foreign earnings indefinitely, this cash held outside the United States is not readily available to meet our cash requirements in the United States. We require a substantial amount of cash in the United States for operating requirements, stock repurchases, cash dividends and acquisitions. If we are unable to address our U.S. cash requirements through operations, borrowings under our current credit facility, future debt or equity offerings or other sources of cash obtained at an acceptable cost, it may be necessary for us to consider repatriation of earnings that are permanently reinvested, and we may be required to pay additional taxes under current tax laws, which could have a material adverse effect on our results of operations and financial condition.
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
Our current revolving credit facility and the Notes impose, and future debt instruments to which we may become subject may impose, restrictions that limit our ability to engage in activities that could otherwise benefit our Company, including to undertake certain transactions, to create certain liens on our assets and to incur certain subsidiary indebtedness. Our ability to comply with these financial restrictions and covenants is dependent on our future performance, which is subject to prevailing economic conditions and other factors, including factors that are beyond our control such as foreign exchange rates, interest rates, changes in technology and changes in the level of competition. In addition, our revolving credit facility requires us to maintain compliance with specified financial ratios. If we breach any of the covenants under our revolving credit facility or the indentures governing the Notes and do not obtain appropriate waivers, then, subject to applicable cure periods, our outstanding indebtedness thereunder could be declared immediately due and payable or we may be restricted from further borrowing under our revolving credit facility.
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

•	changes in market valuations of other semiconductor companies;

•	rumors and speculation in the press, investment community or on social media about us or other companies in our industry;

•
announcements by us or our competitors of significant new products, technical innovations, material transactions, acquisitions or dispositions, litigation, capital commitments or revised earnings estimates;

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
Our corporate headquarters is located in Norwood, Massachusetts. Manufacturing and other operations are conducted in several locations worldwide. The following tables provide certain information about our principal general offices and manufacturing facilities:

Principal Properties		Approximate
Owned:	Use	Total Sq. Ft.
Wilmington, MA	Wafer fabrication, testing, engineering, marketing and administrative offices	594,000 sq. ft.
Cavite, Philippines	Wafer probe and testing, warehouse, engineering and administrative offices	873,000 sq. ft.
Limerick, Ireland	Wafer fabrication, wafer probe and testing, engineering and administrative offices	491,000 sq. ft.
Chelmsford, MA	Final assembly of certain module and subsystem-level products, testing, engineering and administrative offices	174,000 sq. ft.
Greensboro, NC	Product testing, engineering and administrative offices	99,000 sq. ft.
San Jose, CA	Engineering, administrative offices	77,000 sq. ft.

Principal			Lease
Properties		Approximate	Termination
Leased:	Use	Total Sq. Ft.	(fiscal year)	Renewals

Norwood, MA	Corporate headquarters, engineering, sales and marketing offices	130,000 sq. ft.	2022	2, five-yr. periods
Bangalore, India	Engineering	75,000 sq. ft.	2018	1, five-yr. period
Greensboro, NC	Engineering and administrative offices	51,000 sq. ft.	2018	2, three-yr. periods
Shanghai, China	Engineering	59,000 sq. ft.	2018	2, 1 two-yr. period, 1 three-yr. period
Tokyo, Japan	Engineering	36,400 sq. ft.	2016	1, two-yr. period
Beijing, China	Engineering	33,000 sq. ft.	2016	1, two-yr. period
In addition to the principal leased properties listed in the above table, we also lease sales offices and other premises at 20 locations in the United States and 48 locations internationally under operating lease agreements. These leases expire at various dates through the year 2022. We do not anticipate experiencing significant difficulty in retaining occupancy of any of our manufacturing, office or sales facilities through lease renewals prior to expiration or through month-to-month occupancy, or in replacing them with equivalent facilities. For information concerning our obligations under all operating leases, see Note 11 in the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

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

EXECUTIVE OFFICERS OF THE REGISTRANT
The following table sets forth (i) the name, age and position of each of our executive officers and (ii) the business experience of each person named in the table during at least the past five years. There is no family relationship among any of our executive officers.

Executive Officer	Age	Position(s)	Business Experience
Vincent T. Roche	55	President and Chief Executive Officer
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

Joseph (John) Hassett	57	Senior Vice President, Worldwide Manufacturing	Senior Vice President, Worldwide Manufacturing since May 2015; and Vice President, Worldwide Manufacturing from 1994 to May 2015.
Rick D. Hess	62	Senior Vice President, Communications and Automotive Business Group
Senior Vice President, Communications and Automotive Business Group since November 2014; Vice President, Radio and Microwave Group from July 2014 to November 2014; President and Chief Executive Officer, Hittite Microwave Corporation, a semiconductor manufacturer from April 2013 to July 2014; Vice President to Superconductors, American Superconductor Corporation, an energy technology company, from 2010 to April 2013; President and Chief Executive Officer, Konarka Technologies from 2006 to 2010.

William Matson	56	Senior Vice President, Human Resources
Senior Vice President, Human Resources since November 2014; Vice President, Human Resources from November 2006 to November 2014; Chief Human Resource Officer of Lenovo from January 2005 to June 2006; General Manager of IBM Business Transformation Outsourcing from September 2003 to April 2005; Vice President, Human Resources of IBM Asia Pacific Region from December 1999 to September 2003.

Executive Officer	Age	Position(s)	Business Experience
Richard Meaney	58	Senior Vice President, Industrial and Healthcare Business Group
Senior Vice President, Industrial and Healthcare Business Group since November 2014; Vice President, Products and Technologies Group from November 2012 to November 2014; Vice President, Converters from August 2009 to November 2012; Vice President, Precision Signal Processing from October 1999 to August 2009; Product Line Director from August 1991 to September 1999; Engineering Manager from August 1988 to July 1991; Design Engineer Analog Devices B.V. Limerick, Ireland from August 1979 to July 1988.

Peter Real	55	Senior Vice President and Chief Technology Officer
Senior Vice President and Chief Technology Officer since November 2014; Vice President, High Speed Product and Technology Group from November 2012 to November 2014; Vice President, Linear and Radio Frequency Group from August 2009 to November 2012; Vice President, Radio Frequency and Networking Group from January 2008 to August 2009; Product Line Director from 1999 to 2007; Engineering Manager from 1992 to 1999.

Margaret K. Seif	54	Senior Vice President, General Counsel and Secretary
Senior Vice President, General Counsel and Secretary since November 2014; Vice President, General Counsel and Secretary from January 2006 to November 2014; Senior Vice President, General Counsel and Secretary of RSA Security Inc. from January 2000 to November 2005; Vice President, General Counsel and Secretary of RSA Security Inc. from June 1998 to January 2000.

Thomas Wessel	48	Senior Vice President, Worldwide Sales and Marketing
Senior Vice President, Worldwide Sales and Marketing since November 2014; Vice President, Worldwide Sales from March 2012 to November 2014; Vice President, Worldwide Automotive Segment from November 2009 to March 2012; Vice President, European Sales and Marketing from June 2008 to November 2009; Managing Director, European Sales and Marketing from June 2005 to June 2008.

Eileen Wynne	49	Vice President and Chief Accounting Officer
Vice President and Chief Accounting Officer since April 2015; Vice President, Corporate Controller and Chief Accounting Officer from May 2013 to April 2015; Corporate Controller from April 2011 to May 2013; Assistant Corporate Controller from February 2004 to April 2011.

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
High and Low Sales Prices of Common Stock

	Fiscal 2015		Fiscal 2014
Period	High	Low	High	Low
First Quarter	$57.99	$49.18	$51.20	$46.12
Second Quarter	$64.94	$51.29	$54.40	$47.14
Third Quarter	$68.97	$57.16	$56.18	$49.47
Fourth Quarter	$64.16	$50.56	$52.95	$42.57
Dividends Declared Per Outstanding Share of Common Stock
In fiscal 2015 and fiscal 2014, we paid a cash dividend in each quarter as follows:

Period	Fiscal 2015	Fiscal 2014
First Quarter	$0.37	$0.34
Second Quarter	$0.40	$0.37
Third Quarter	$0.40	$0.37
Fourth Quarter	$0.40	$0.37
During the first quarter of fiscal 2016, on November 23, 2015, our Board of Directors declared a cash dividend of $0.40 per outstanding share of common stock. The dividend will be paid on December 15, 2015 to all shareholders of record at the close of business on December 4, 2015. The payment of future dividends, if any, will be based on several factors including our financial performance, outlook and liquidity.
Information regarding our equity compensation plans and the securities authorized for issuance thereunder is set forth in Item 12 below.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
August 2, 2015 through August 29, 2015	590,166	$57.24	577,490	$620,820,501
August 30, 2015 through September 26, 2015	614,228	$55.98	603,424	$587,060,300
September 27, 2015 through October 31, 2015	758,994	$57.36	742,743	$544,516,818
Total	1,963,388	$56.89	1,923,657	$544,516,818
_______________________________________

(a)	Includes 39,731 shares withheld by us from employees to satisfy employee minimum tax obligations upon vesting of restricted stock units granted to our employees under our equity compensation plans.

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
The number of holders of record of our common stock at November 20, 2015 was 2,056. This number does not include shareholders for whom shares are held in a “nominee” or “street” name. On October 30, 2015, the last reported sales price of our common stock on The NASDAQ Global Select Market was $60.12 per share.
Comparative Stock Performance Graph
The following graph compares cumulative total shareholder return on our common stock since October 30, 2010 with the cumulative total return of the Standard & Poor’s (S&P) 500 Index and the S&P Semiconductors Index. This graph assumes the investment of $100 on October 30, 2010 in our common stock, the S&P 500 Index and the S&P Semiconductors Index and assumes all dividends are reinvested. Measurement points are the last trading day for each respective fiscal year.

ITEM 6. SELECTED FINANCIAL DATA
The following table includes selected financial data for each of our last five fiscal years and includes the results of operations from the acquisition of Hittite from July 22, 2014. See Note 6. in the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for information on this acquisition.

(thousands, except per share amounts)	2015	2014	2013	2012	2011
Statement of Operations data:
Total revenue from continuing operations	$3,435,092	$2,864,773	$2,633,689	$2,701,142	$2,993,320
Income from continuing operations, net of tax	696,878	629,320	673,487	651,236	860,894
Total income from discontinued operations, net of tax	—	—	—	—	6,500
Net income	696,878	629,320	673,487	651,236	867,394
Income per share from continuing operations, net of tax:
Basic	2.23	2.01	2.19	2.18	2.88
Diluted	2.20	1.98	2.14	2.13	2.79
Net income per share
Basic	2.23	2.01	2.19	2.18	2.90
Diluted	2.20	1.98	2.14	2.13	2.81
Cash dividends declared per common share	1.57	1.45	1.32	1.15	0.94
Balance Sheet data:
Total assets	$7,062,178	$6,859,690	$6,381,750	$5,620,347	$5,277,635
Debt	$873,336	$872,789	$872,241	$821,598	$886,376

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (all tabular amounts in thousands except per share amounts)
Results of Operations
Overview

	Fiscal Year			2015 over 2014		2014 over 2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change
Revenue	$3,435,092	$2,864,773	$2,633,689	$570,319	20%	$231,084	9%
Gross Margin %	65.8%	63.9%	64.3%
Net income	$696,878	$629,320	$673,487	$67,558	11%	$(44,167)	(7)%
Net income as a % of Revenue	20.3%	22.0%	25.6%
Diluted EPS	$2.20	$1.98	$2.14	$0.22	11%	$(0.16)	(7)%
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

	2015			2014		2013
	Revenue	% of Total Product Revenue	Y/Y%	Revenue	% of Total Product Revenue*	Revenue	% of Total Product Revenue*
Industrial	$1,496,198	44%	11%	$1,343,255	47%	$1,220,141	46%
Automotive	526,124	15%	—%	525,712	18%	483,771	18%
Consumer	729,965	21%	123%	327,223	11%	401,368	15%
Communications	682,805	20%	2%	668,583	23%	528,409	20%
Total Revenue	$3,435,092	100%	20%	$2,864,773	100%	$2,633,689	100%

*	The sum of the individual percentages does not equal the total due to rounding.
The year-over-year increase in the industrial and communications end market revenue in fiscal 2015 was the result of the Acquisition. Consumer end market revenue increased in fiscal 2015 as compared to fiscal 2014 as a result of increased demand for products sold into the portable sector of this end market.
The year-to-year increase in communications end market revenue in fiscal 2014 was primarily a result of increased wireless base station deployment activity and, to a lesser extent, an increase in revenue as a result of the Acquisition. Industrial end market revenue increased in fiscal 2014 as compared to fiscal 2013 as a result of an increase in demand in this end market, which was most significant for products sold into the instrumentation and automation sectors and, to a lesser extent, an increase in revenue as a result of the Acquisition. The year-to-year increase in automotive end market revenue in fiscal 2014 was primarily a result of increasing electronic content in vehicles and higher demand for new vehicles. The year-to-year decrease in revenue in the consumer end market in fiscal 2014 was primarily the result of the sale of our microphone product line in the fourth quarter of fiscal 2013.

Revenue Trends by Geographic Region
Revenue by geographic region, based upon the primary location of our customers' design activity for its products, for fiscal 2015, 2014 and 2013 was as follows:

				Change
	Fiscal Year			2015 over 2014		2014 over 2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change
United States	$1,325,279	$821,554	$821,269	$503,725	61%	$285	—%
Rest of North and South America	97,189	96,957	99,215	232	—%	(2,258)	(2)%
Europe	939,230	924,477	840,585	14,753	2%	83,892	10%
Japan	319,569	308,054	292,804	11,515	4%	15,250	5%
China	511,365	459,260	349,575	52,105	11%	109,685	31%
Rest of Asia	242,460	254,471	230,241	(12,011)	(5)%	24,230	11%
Total Revenue	$3,435,092	$2,864,773	$2,633,689	$570,319	20%	$231,084	9%
In fiscal years 2015, 2014 and 2013, the predominant countries comprising “Rest of North and South America” are Canada and Mexico; the predominant countries comprising “Europe” are Germany, Sweden, France and the United Kingdom; and the predominant countries comprising “Rest of Asia” are South Korea and Taiwan.
The sales increase in fiscal 2015 as compared to fiscal 2014 in the United States was primarily the result of increased demand for consumer products sold into the portable sector and the Acquisition. The sales increase in fiscal 2015 as compared to fiscal 2014 in Europe was primarily the result of the Acquisition, partially offset by a decrease in demand for products used in wireless base stations. The sales increase in fiscal 2015 as compared to fiscal 2014 in Japan was primarily a result of the Acquisition, partially offset by a decrease in demand for products used in home entertainment. The sales increase in fiscal 2015 as compared to fiscal 2014 in China was primarily a result of the Acquisition. The sales decrease in fiscal 2015 as compared to fiscal 2014 in the Rest of Asia was primarily the result of a decrease in demand in most end markets, partially offset by the Acquisition.
On a regional basis, the year-over-year sales increases for fiscal 2014 in most regions were the result of an increase in demand in the communications, industrial and automotive end markets and an increase in revenue as a result of the Acquisition, partially offset by a lower demand for products used in consumer applications.
Gross Margin

				Change
	Fiscal Year			2015 over 2014		2014 over 2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change
Gross Margin	$2,259,262	$1,830,188	$1,692,411	$429,074	23%	$137,777	8%
Gross Margin %	65.8%	63.9%	64.3%
Gross margin percentage in fiscal 2015 increased 190 basis points compared to fiscal 2014 primarily as a result of lower amortization expense of purchased inventory recognized in fiscal 2014 as a result of the Acquisition.
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

Research and Development (R&D)

				Change
	Fiscal Year			2015 over 2014		2014 over 2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change
R&D Expenses	$637,459	$559,686	$513,035	$77,773	14%	$46,651	9%
R&D Expenses as a % of Revenue	18.6%	19.5%	19.5%
R&D expenses increased in fiscal 2015 as compared to fiscal 2014 primarily as a result of increases in operational spending resulting from the Acquisition, variable compensation expense linked to our overall profitability and revenue growth and R&D employee and related benefit expenses.
R&D expenses increased in fiscal 2014 as compared to fiscal 2013 primarily due to an increase in variable compensation expense linked to our overall profitability and revenue growth, higher R&D employee and related benefit expenses, and a general increase in other operational spending. Approximately $15.0 million of the overall increase year-over-year was a result of the Acquisition.
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
Selling, Marketing, General and Administrative (SMG&A)

				Change
	Fiscal Year			2015 over 2014		2014 over 2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change
SMG&A Expenses	$478,972	$454,676	$396,233	$24,296	5%	$58,443	15%
SMG&A Expenses as a % of Revenue	13.9%	15.9%	15.0%
SMG&A expenses increased in fiscal 2015 as compared to fiscal 2014 as a result of increases in variable compensation expense linked to our overall profitability and revenue growth, SMG&A employee and related benefit expenses, as well as operational spending resulting from the Acquisition. These increases were partially offset by a decrease in Acquisition-related transition costs and other activity.
SMG&A expenses increased in fiscal 2014 as compared to fiscal 2013 primarily due to Acquisition-related transaction costs and other activity of approximately $33.3 million. The remainder of the increases were primarily due to higher variable compensation expense linked to our overall profitability and revenue growth, higher SMG&A employee and related benefit expenses as a result of an increased headcount attributable to the Acquisition and, to a lesser extent, increases in other operational spending. The increases in SMG&A employee and related benefit expenses were partially offset by a lower stock-based compensation expense as fiscal 2013 included $6.3 million related to the accelerated vesting of restricted stock units following the death of the Company's then-CEO in the second quarter of fiscal 2013.
Amortization of Intangibles
During fiscal 2015, we recognized approximately $88.3 million of amortization expense within operating expense. Approximately $87.8 million of this expense related to the $665.5 million of amortizable intangible assets acquired as a result of the Acquisition. These intangible assets are being amortized on a straight-line basis over their estimated useful lives.

During fiscal 2014, we recognized approximately $26.0 million of amortization expense within operating expenses of which approximately $25.9 million related to the $665.5 million of amortizable intangible assets acquired as a result of the Acquisition. These intangible assets are being amortized on a straight-line basis over their estimated useful lives.

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
During fiscal 2014, we recorded special charges of approximately $37.3 million. These special charges included $37.9 million for severance and fringe benefit costs in accordance with our ongoing benefit plan or statutory requirements at foreign locations for 341 manufacturing, engineering and SMG&A employees; $0.5 million for lease obligations costs for facilities that we ceased using during the fourth quarter of fiscal 2014; and $0.4 million for the impairment of assets that have no future use located at closed facilities. We reversed approximately $1.4 million of our severance accrual related to charges taken in fiscal 2013, primarily due to severance costs being lower than our estimates. We terminated the employment of all employees associated with this action. We expect this action will result in estimated annual cost savings of approximately $46.2 million, once fully implemented.
During fiscal 2013, we recorded special charges of approximately $29.8 million for severance and fringe benefit costs in accordance with our ongoing benefit plan or statutory requirements at foreign locations for 235 engineering and SMG&A employees. We terminated the employment of all employees associated with this action. This action resulted in annual cost savings of approximately $32.6 million.
We expect that annual cost savings resulting from these actions will be used to make additional investments in products that we expect will drive revenue growth in the future.
Other Operating Expense
During fiscal 2015, we converted the benefits provided to participants in our Irish defined benefits pension plan to benefits provided under our Irish defined contribution plan. Retired pension plan participants received an annuity. As a result, in fiscal 2015 we recorded settlement charges, legal, accounting and other professional fees totaling $223.7 million to settle all existing and future Irish pension plan liabilities.
Operating Income

				Change
	Fiscal Year			2015 over 2014		2014 over 2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change
Operating income	$830,841	$752,484	$753,075	$78,357	10%	$(591)	—%
Operating income as a % of Revenue	24.2%	26.3%	28.6%
The increase in operating income in fiscal 2015 as compared to fiscal 2014 was primarily the result of an increase in revenue of $570.3 million, a 190 basis point increase in gross margin percentage and a $37.3 million decrease in special charges, partially offset by a $223.7 million increase in other operating expense, a $77.8 million increase in R&D expenses, a $24.3 million increase in SMG&A expenses and a $62.3 million increase in amortization of intangibles more fully described above under the headings Research and Development (R&D), Selling, Marketing, General and Administrative (SMG&A), Amortization of Intangibles, Special Charges and Other Operating Expense.
The decrease in operating income in fiscal 2014 as compared to fiscal 2013 was primarily the result of an increase in revenue of $231.1 million , which was offset by a 40 basis point decrease in gross margin percentage, a $46.7 million increase in R&D expenses, a $58.4 million increase in SMG&A expenses, a $25.8 million increase in amortization of intangibles, and a $7.5 million increase in special charges as more fully described above under the headings Research and Development (R&D), Selling, Marketing, General and Administrative (SMG&A), Amortization of Intangibles and Special Charges.

Nonoperating (Income) Expense

				Change
	Fiscal Year			2015 over 2014	2014 over 2013
	2015	2014	2013	$ Change	$ Change
Interest expense	$27,030	$34,784	$27,102	$(7,754)	$7,682
Interest income	(8,625)	(12,173)	(12,753)	3,548	580
Other, net	2,322	528	(76,597)	1,794	77,125
Total nonoperating (income) expense	$20,727	$23,139	$(62,248)	$(2,412)	$85,387
The decrease in nonoperating expense in fiscal 2015 as compared to fiscal 2014 was primarily the result of the repayment of the 90-day term loan facility used to fund the Acquisition in the fourth quarter of fiscal 2014, partially offset by a decrease in interest income primarily as a result of lower cash balances throughout fiscal 2015 as compared to fiscal 2014.
The change in nonoperating expense in fiscal 2014 as compared to fiscal 2013 was primarily the result of recognizing other income of $85.4 million from the sale of a product line in fiscal 2013, as more fully described below under the heading Divestitures, partially offset by the net loss on extinguishment of debt of approximately $10.2 million in conjunction with the redemption of our $375 million aggregate principal amount of 5.0% senior unsecured notes in fiscal 2013 as more fully described below under the heading Liquidity and Capital Resources. Interest and fees related to the 90-day term loan facility used to fund the Acquisition caused our interest expense to increase year-over-year from fiscal 2013.
Provision for Income Taxes

				Change
	Fiscal Year			2015 over 2014		2014 over 2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change
Provision for Income Taxes	$113,236	$100,025	$141,836	$13,211	13%	$(41,811)	(29)%
Effective Income Tax Rate	14.0%	13.7%	17.4%
Our effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where our income is earned.
The tax rate for all periods presented was below the U.S. federal statutory tax rate of 35%, primarily due to lower statutory tax rates applicable to our operations in the foreign jurisdictions in which we earn income. Income from non-U.S. jurisdictions accounted for approximately 86% of our total revenues for fiscal 2015, resulting in a material portion of our pretax income being earned and taxed outside the U.S., primarily in Bermuda and Ireland, at rates ranging from 0% to 35%. The impact on our provision for income taxes of income earned in foreign jurisdictions being taxed at rates different than the U.S. statutory rate was a benefit of approximately $198.1 million and a foreign effective tax rate of approximately 10.6% in fiscal 2015, compared to a benefit of approximately $179.3 million and a foreign effective tax rate of approximately 7.7% in fiscal 2014. A reduction in the ratio of domestic taxable income to worldwide taxable income effectively lowers the overall tax rate, due to the fact that the tax rates in the majority of foreign jurisdictions where we earn income are significantly lower than the U.S. statutory rate. In addition, our effective income tax rate can be impacted each year by discrete factors or events. Our effective tax rate for fiscal 2015 was reduced as a result of $13.0 million recorded as a result of the reversal of certain prior period tax liabilities, a tax benefit of $7.0 million from the reinstatement of the U.S. federal research and development tax credit in December 2014 retroactive to January 1, 2014 and a tax benefit of $3.8 million as a result of an acquisition accounting adjustment. In addition our effective tax rate for fiscal 2015 included $2.0 million of discrete tax expense items associated with the U.S. provision to return adjustments. Our effective tax rate for fiscal 2014 was not significantly impacted by discrete items.
Income from non-U.S. jurisdictions accounted for approximately 78% of our total revenues for fiscal 2014, resulting in a material portion of our pretax income being earned and taxed outside the U.S., primarily in Bermuda and Ireland, at rates ranging from 0% to 35%. The impact on our provision for income taxes of income earned in foreign jurisdictions being taxed at rates different than the U.S. statutory rate was a benefit of approximately $179.3 million and a foreign effective tax rate of approximately 7.7% in fiscal 2014 compared to a benefit of approximately $162.3 million and a foreign effective tax rate of approximately 10.0% for fiscal 2013. A reduction in the ratio of domestic taxable income to worldwide taxable income effectively lowers the overall tax rate, due to the fact that the tax rates in the majority of foreign jurisdictions where we earn income are significantly lower than the U.S. statutory rate. In addition, our effective income tax rate can be impacted each year by discrete factors or events. Our effective tax rate for fiscal 2014 was not significantly impacted by discrete items. Our effective tax rate for fiscal 2013 was lower by approximately 3% due to $6.6 million recorded as a result of the reversal of certain prior period tax liabilities and a tax benefit of $6.3 million from the reinstatement of the U.S. federal research and development tax credit in January 2013 retroactive to January 1, 2012.
Net Income

				Change
	Fiscal Year			2015 over 2014		2014 over 2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change
Net Income	$696,878	$629,320	$673,487	$67,558	11%	$(44,167)	(7)%
Net Income, as a % of Revenue	20.3%	22.0%	25.6%
Diluted EPS	$2.20	$1.98	$2.14	$0.22	11%	$(0.16)	(7)%
The increase in net income in fiscal 2015 as compared to fiscal 2014 was primarily a result of the $78.4 million increase in operating income partially offset by the $13.2 million increase in provision for income taxes.
The decrease in net income in fiscal 2014 as compared to fiscal 2013 was primarily a result of the $85.4 million decrease in nonoperating income partially offset by the $41.8 million decrease in provision for income taxes.
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
Acquisitions
On July 22, 2014, we completed our acquisition of Hittite (the Acquisition), a company that designed and developed high performance integrated circuits, modules, subsystems and instrumentation for radio frequency, microwave and millimeterwave applications. The total consideration paid to acquire Hittite was approximately $2.4 billion, financed through a combination of existing cash on hand and a 90-day term loan facility of $2.0 billion. We recognized assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition, resulting in the recognition of $1.4 billion of goodwill and $666.4 million of intangible assets, including $0.9 million of in-process research and development intangible assets. We recognized approximately $50.9 million of transaction-related costs, including legal, accounting, severance, debt financing, interest and other related fees of which approximately $9.7 million were expensed in fiscal 2015 and $41.2 million in fiscal 2014. These costs are included in the consolidated statements of income in operating expenses within SMG&A expenses as well as non-operating expenses. The Acquisition resulted in the creation of a new operating segment. We continue to operate and track our results in one reportable segment based on the aggregation of six operating segments.
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

(thousands, except per share data)	November 1, 2014	November 2, 2013
Revenue	$3,075,468	$2,907,504
Net income	$778,049	$641,217
Basic net income per common share	$2.48	$2.08
Diluted net income per common share	$2.44	$2.04

Liquidity and Capital Resources
At October 31, 2015, our principal source of liquidity was $3.0 billion of cash and cash equivalents and short-term investments, of which approximately $657.8 million was held in the United States. The balance of our cash and cash equivalents and short-term investments was held outside the United States in various foreign subsidiaries. As we intend to reinvest our foreign earnings indefinitely, this cash held outside the United States is not available to meet certain aspects of our cash requirements in the United States, including cash dividends and common stock repurchases. If these funds are needed for U.S. operations or can no longer be permanently reinvested outside the United States, we would be required to accrue and pay U.S. taxes to repatriate these funds. Our cash and cash equivalents consist of highly liquid investments with maturities of three months or less at the time of acquisition, including money market funds, and our short-term investments consist primarily of corporate obligations, such as commercial paper and floating rate notes, bonds and bank time deposits. We maintain these balances with high credit quality counterparties, continually monitor the amount of credit exposure to any one issuer and diversify our investments in order to minimize our credit risk.
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

	Fiscal Year
	2015	2014	2013
Net Cash Provided by Operations	$907,798	$871,602	$912,345
Net Cash Provided by Operations as a % of Revenue	26.4%	30.4%	34.6%
Net Cash Used for Investing Activities	$(17,125)	$(114,751)	$(949,926)
Net Used for Financing Activities	$(571,603)	$(576,610)	$(100,557)
At October 31, 2015, cash and cash equivalents totaled $884.4 million. The following changes contributed to the net increase in cash and cash equivalents of $315.1 million in fiscal 2015.
Operating Activities
During fiscal 2015, we generated cash from operating activities of $907.8 million, an increase of $36.2 million compared to the $871.6 million generated in fiscal 2014. Results of operations, after non-cash adjustments to net income, contributed $917.8 million compared to a contribution of $726.6 million in fiscal 2014. The contribution by results of operations was offset by changes in net cash inflows from working capital changes.
Investing Activities
During fiscal 2015, cash used for investing activities included $154.0 million for property, plant and equipment additions, and $7.1 million for payments for acquisitions. We received $152.2 million in proceeds from the net sales of available-for-sale short term investments and s.
Financing Activities
During fiscal 2015, cash used for financing activities included, proceeds of $122.6 million from employee stock option exercises. We distributed $491.1 million to our shareholders in dividend payments and paid $227.0 million for the repurchase of 4.1 million shares of our common stock.

Working Capital

	Fiscal Year
	2015	2014	$ Change	% Change
Accounts Receivable	$466,527	$396,605	$69,922	18%
Days Sales Outstanding	46	46
Inventory	$412,314	$367,927	$44,387	12%
Days Cost of Sales in Inventory	121	115
The increase in accounts receivable was primarily the result of higher product shipments in the final month of the fourth quarter of fiscal 2015 as compared to the final month of the fourth quarter of fiscal 2014. Overall, our days in sales outstanding remained consistent year-over-year.
Inventory as of October 31, 2015 increased as compared to the end of the fourth quarter of fiscal 2014 primarily as a result of increased manufacturing production to support anticipated higher sales demand. Our inventory levels are impacted by our need to support forecasted sales demand and variations between those forecasts and actual demand. Days cost of sales in inventory increased from 115 days at the end of the fourth quarter of fiscal 2014 to 121 days at the end of fiscal 2015 as a result of recognizing approximately $53.6 million of additional cost related to the sale of acquired inventory written up to fair value as a result of the Acquisition in fiscal 2014.
Current liabilities increased to $1.1 billion at October 31, 2015 from $709.1 million recorded at the end of fiscal 2014. The increase was primarily the result of the classification of our $375.0 million aggregate principal amount of 3.0% senior unsecured notes due April 15, 2016 as current and, to a lesser extent, increases in accounts payable, deferred income on shipments to distributors as more fully described below and accrued liabilities. These increases were partially offset by decreases in income taxes payable.
As of October 31, 2015 and November 1, 2014, we had gross deferred revenue of $379.9 million and $349.7 million, respectively, and gross deferred cost of sales of $79.8 million and $71.3 million, respectively. Deferred income on shipments to distributors increased in fiscal 2015 primarily as a result of higher demand for products sold into the channel. Sales to distributors are made under agreements that allow distributors to receive price-adjustment credits and to return qualifying products for credit, as determined by us, in order to reduce the amounts of slow-moving, discontinued or obsolete product from their inventory. Given the uncertainties associated with the levels of price-adjustment credits to be granted to distributors, the sales price to the distributors is not fixed or determinable until the distributors resell the products to their customers. Therefore, we defer revenue recognition from sales to distributors until the distributors have sold the products to their customers. The amount of price-adjustments is dependent on future overall market conditions, and therefore the levels of these adjustments could fluctuate significantly from period to period. To the extent that we experience a significant increase in the amount of credits we issue to our distributors, there could be a material impact on the ultimate revenue and gross margin recognized relating to these transactions.
Debt
As of October 31, 2015, we had $873.3 million of carrying value outstanding on our debt. The difference in the carrying value of the debt and the principal amount of the debt is due to the unamortized discount on these instruments that will accrete to the face value of the debt over the term of the debt. Our debt obligations consist of the following:
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
The indentures governing the 2016 Notes and the 2023 Notes contain covenants that may limit our ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of our assets to, any other party. As of October 31, 2015, we were compliant with these covenants. See Note 16 in the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for further information on our outstanding debt.
Revolving Credit Facility
On July 10, 2015, we amended and restated our existing senior unsecured revolving credit facility with certain institutional lenders (the Credit Agreement) dated as of December 19, 2012. The Credit Agreement expires on July 10, 2020, and provides that we may borrow up to $750.0 million. To date, we have not borrowed under this credit facility, but we may borrow in the future and use the proceeds for repayment of existing indebtedness, stock repurchases, acquisitions, capital expenditures, working capital and other lawful corporate purposes. The terms of the facility impose restrictions on our ability to undertake certain transactions, to create certain liens on assets and to incur certain subsidiary indebtedness. In addition, the Credit Agreement contains a consolidated leverage ratio covenant of total consolidated funded debt to consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) of not greater than 3.0 to 1.0. As of October 31, 2015, we were compliant with these covenants.

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
Stock Repurchase Program
Our common stock repurchase program has been in place since August 2004. In the aggregate, our Board of Directors have authorized us to repurchase $5.6 billion of our common stock under the program. Under the program, we may repurchase outstanding shares of our common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized under the program. As of October 31, 2015, we had repurchased a total of approximately 140.7 million shares of our common stock for approximately $5.0 billion under this program. As of October 31, 2015, an additional $544.5 million worth of shares remains available for repurchase under the current authorized program. The repurchased shares are held as authorized but unissued shares of common stock. We also from time to time repurchase shares in settlement of employee minimum tax withholding obligations due upon the vesting of restricted stock units. Any future common stock repurchases will be based on several factors, including our financial performance, outlook, liquidity and the amount of cash we have available in the United States.
Capital Expenditures
Net additions to property, plant and equipment were $154.0 million in fiscal 2015 and were funded with a combination of cash on hand and cash generated from operations. We expect capital expenditures for fiscal 2016 to be in the range of $140 million to $160 million. These capital expenditures will be funded with a combination of cash on hand and cash generated from operations.
Dividends
On November 23, 2015, our Board of Directors declared a cash dividend of $0.40 per outstanding share of common stock. The dividend will be paid on December 15, 2015 to all shareholders of record at the close of business on December 4, 2015 and is expected to total approximately $124.8 million. We currently expect quarterly dividends to continue at $0.40 per share, although they remain subject to determination and declaration by our Board of Directors. The payment of future dividends, if any, will be based on several factors, including our financial performance, outlook and liquidity.

Contractual Obligations
The table below summarizes our contractual obligations and the amounts we owe under these contracts in specified periods as of October 31, 2015:

		Payment due by period
		Less than			More than
(thousands)	Total	1 Year	1-3 Years	3-5 Years	5 Years
Contractual obligations:
Operating leases (a)	$59,488	$21,780	$24,975	$7,470	$5,263
Debt obligations	875,000	375,000	—	—	500,000
Interest payments associated with debt obligations	120,625	20,000	28,750	28,750	43,125
Deferred compensation plan (b)	24,124	—	—	—	24,124
Pension funding (c)	4,236	4,236	—	—	—
Purchase Orders (d)	10,000	10,000	—	—	—
Total	$1,093,473	$431,016	$53,725	$36,220	$572,512
_______________________________________

(a)	Certain of our operating lease obligations include escalation clauses. These escalating payment requirements are reflected in the table.

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

(c)
Our funding policy for our foreign defined benefit plans is consistent with the local requirements of each country. The payment obligations in the table are estimates of our expected contributions to these plans for fiscal year 2016. The actual future payments may differ from the amounts presented in the table and reasonable estimates of payments beyond one year are not practical because of potential future changes in variables, such as plan asset performance, interest rates and the rate of increase in compensation levels.

(d)
Represents a non-cancelable inventory purchase obligation for certain raw materials though March 31, 2016 as part of a planned transition from a principal foundry supplier. We generally do not have significant agreements for the purchase of raw materials or other goods specifying minimum quantities or set prices that exceed our expected short-term requirements. Other purchase orders for the purchase of raw materials and other goods and services are not included in the table above. We are not able to determine the total amount of these purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements. In addition, our purchase orders generally allow for cancellation without significant penalties.

Certain of our acquisitions involve the potential payment of contingent consideration. The table above does not reflect any such obligations, which could be up to $3.0 million, as the timing and amounts are uncertain.
As of October 31, 2015, our total liabilities associated with deferred taxes and uncertain tax positions was $81.0 million, which are included in “Other non-current liabilities” in our consolidated balance sheet contained in Item 8 of this Annual Report on Form 10-K. Due to the complexity associated with our deferred taxes and tax uncertainties, we cannot make a reasonably reliable estimate of the period in which we expect to settle the non-current liabilities associated with these deferred taxes and uncertain tax positions. Therefore, we have not included these deferred taxes and uncertain tax positions in the above contractual obligations table.
The expected timing of payments and the amounts of the obligations discussed above are estimated based on current information available as of October 31, 2015.
Off-balance Sheet Financing
As of October 31, 2015, we had no off-balance sheet financing arrangements.

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
Revenue Recognition
In May 2014, the FASB issued ASU 2014-09 (ASU 2014-09), Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. generally accepted accounting principles (GAAP). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14 Revenue from Contracts with Customers Deferral of the Effective Date, which defers the effective date of the new revenue recognition standard by one year, and as a result, public entities would apply the new revenue standard to annual reporting periods beginning after December 15, 2017 and interim periods therein, which is the Company's first quarter of fiscal 2019. Early adoption is permitted for all entities only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The guidance allows for the amendment to be applied either retrospectively to each prior reporting period presented or retrospectively as a cumulative-effect adjustment as of the date of adoption. We are in the process of evaluating the impact of adoption on its consolidated financial statements.
Critical Accounting Policies and Estimates
Management’s discussion and analysis of the financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience, knowledge of current conditions and beliefs of what could occur in the future based on available information. We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment. If actual results differ significantly from management’s estimates and projections, there could be a material effect on our financial statements. We also have other policies that we consider key accounting policies, such as our policy for revenue recognition, including the deferral of revenue on sales to distributors until the products are sold to the end user; however, the application of these policies does not require us to make significant estimates or judgments that are difficult or subjective.
Revenue Recognition
Revenue from product sales to customers is generally recognized when title passes, which is upon shipment in the U.S. and for certain foreign counties. Revenue from product sales to other foreign countries is subsequent to product shipment. Title for these shipments to these other foreign countries ordinarily passes within a week of shipment. Accordingly, we defer the revenue recognized relating to these other foreign countries until title has passed. For multiple element arrangements, we allocate arrangement consideration among the elements based on the relative fair values of those elements as determined using vendor-specific objective evidence or third-party evidence. We use our best estimate of selling price to allocate arrangement consideration between the deliverables in cases where neither vendor-specific objective evidence nor third-party evidence is available. A reserve for sales returns and allowances for customers is recorded based on historical experience or specific identification of an event necessitating a reserve.
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
Long-Lived Assets
We review property, plant, and equipment and finite lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of assets may not be recoverable. Recoverability of these assets is determined by comparison of their carrying value to future undiscounted cash flows that the assets are expected to generate over their remaining economic lives. If such assets are considered to be impaired, the impairment to be recognized in earnings equals the amount by which the carrying value of the assets exceeds their fair value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. Although we have recognized no material impairment adjustments related to our property, plant, and equipment and identified intangible assets during the past three fiscal years, except those made in conjunction with restructuring actions, deterioration in our business in the future could lead to such impairment adjustments in future periods. Evaluation of impairment of long-lived assets requires estimates of future operating results that are used in the preparation of the expected future undiscounted cash flows. Actual future operating results and the remaining economic lives of our long-lived assets could differ from the estimates used in assessing the recoverability of these assets. These differences could result in impairment charges, which could have a material adverse impact on our results of operations. In addition, in certain instances, assets may not be impaired but their estimated useful lives may have decreased. In these situations, we amortize the remaining net book values over the revised useful lives. We review indefinite-lived intangible assets for impairment annually, on the first day of the fourth quarter (on or about August 1) or more frequently if indicators of impairment exist. We perform a qualitative assessment on its indefinite-lived intangible assets to determine whether it is more likely-than not that the indefinite-lived intangible asset is impaired. If it is determined that the fair value of the indefinite-lived intangible asset is less than the carrying value, we would compare the fair value of the intangible asset with its carrying amount and recognize into earnings any amount by which the carrying value of the assets exceeds the fair value.
Goodwill
Goodwill is subject to annual impairment tests or more frequently if indicators of potential impairment exist and suggest that the carrying value of goodwill may not be recoverable from estimated discounted future cash flows. We test goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the fourth quarter (on or about August 1) or more frequently if we believe indicators of impairment exist. For our latest annual impairment assessment which occurred on August 2, 2015, we identified our reporting units to be our six operating segments. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. We generally determine the fair value of our reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies, which requires significant judgment by management. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. These impairment tests may result in impairment losses that could have a material adverse impact on our results of operations.
Business Combinations
Under the acquisition method of accounting, we recognize tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. We record the excess of the fair value of the purchase consideration over the value of the net assets acquired as goodwill. The accounting for business combinations requires us to make significant estimates and assumptions, especially with respect to intangible assets and the fair value of contingent payment obligations. Critical estimates in valuing purchased technology, customer lists and other identifiable intangible assets include future cash flows that we expect to generate from the acquired assets. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, we could experience impairment charges which could be material. In addition, we have estimated the economic lives of certain acquired assets and these lives are used to calculate depreciation and amortization expense. If our estimates of the economic lives change, depreciation or amortization expenses could be accelerated or slowed.
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
Stock-Based Compensation
Stock-based compensation expense associated with stock options and related awards is recognized in the consolidated statements of income. Determining the amount of stock-based compensation to be recorded requires us to develop estimates to be used in calculating the grant-date fair value of stock options and market-based restricted stock units. We calculate the grant-date fair values of stock options using the Black-Scholes valuation model. The use of valuation models requires us to make estimates of key assumptions such as expected option term and stock price volatility to determine the fair value of a stock option. The estimate of these key assumptions is based on historical information and judgment regarding market factors and trends. As it relates to our market-based restricted stock units, we utilize the Monte Carlo simulation valuation model to value these awards. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the performance conditions stipulated in the award grant and calculates the fair market value for the market-based restricted stock units granted. The Monte Carlo simulation model also uses stock price volatility and other variables to estimate the probability of satisfying the performance conditions, including the possibility that the market condition may not be satisfied, and the resulting fair value of the award. We recognize the expense related to these on a straight-line basis over the vesting period, which is generally five years for stock options and three years for restricted stock units. See Note 3 of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for more information related to stock based compensation.
Contingencies
From time to time, in the ordinary course of business, various claims, charges and litigation are asserted or commenced against us arising from, or related to, contractual matters, patents, trademarks, personal injury, environmental matters, product liability, insurance coverage and personnel and employment disputes. We periodically assess each matter to determine if a contingent liability should be recorded. In making this determination, we may, depending on the nature of the matter, consult with internal and external legal counsel and technical experts. Based on the information we obtain, combined with our judgment regarding all the facts and circumstances of each matter, we determine whether it is probable that a contingent loss may be incurred and whether the amount of such loss can be reasonably estimated. If a loss is probable and reasonably estimable, we record a contingent loss. In determining the amount of a contingent loss, we consider advice received from experts in the specific matter, current status of legal proceedings, settlement negotiations that may be ongoing, prior case history and other factors. If the judgments and estimates made by us are incorrect, we may need to record additional contingent losses that could materially adversely impact our results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Exposure
Our interest income and expense are sensitive to changes in the general level of interest rates. In this regard, changes in interest rates affect the interest earned on our marketable securities and short term investments, as well as the fair value of our investments and debt.
Based on our marketable securities and short-term investments outstanding as of October 31, 2015 and November 1, 2014, our annual interest income would change by approximately $27 million and $29 million, respectively, for each 100 basis point increase in interest rates.
To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of October 31, 2015 and November 1, 2014, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $5 million and $7 million decline, respectively in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.
As of October 31, 2015, we had $875 million in principal amount of senior unsecured notes outstanding, which consisted of $375 million 3% senior unsecured notes due April 15, 2016 (the 2016 Notes) and $500 million 2.875% senior unsecured notes due June 1, 2023 (the 2023 Notes). As of October 31, 2015, a hypothetical 100 basis point increase in market interest rates would reduce the fair value of our 2016 Notes outstanding by approximately $2 million. As of October 31, 2015, a similar increase in market interest rates would reduce the fair value of our 2023 Notes by $32 million.
Foreign Currency Exposure
As more fully described in Note 2i in the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K, we regularly hedge our non-U.S. dollar-based exposures by entering into forward foreign currency exchange contracts. The terms of these contracts are for periods matching the duration of the underlying exposure and generally range from one to twelve months. Currently, our largest foreign currency exposure is the Euro, primarily because our European operations have the highest proportion of our local currency denominated expenses. Relative to foreign currency exposures existing at October 31, 2015 and November 1, 2014, a 10% unfavorable movement in foreign currency exchange rates over the course of the year would result in approximately $8 million of losses and $8 million of gains, respectively, in changes in earnings or cash flows.
The market risk associated with our derivative instruments results from currency exchange rates that are expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. The counterparties to the agreements relating to our foreign exchange instruments consist of a number of major international financial institutions with high credit ratings. Based on the credit ratings of our counterparties as of October 31, 2015, we do not believe that there is significant risk of nonperformance by them. While the contract or notional amounts of derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of our exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of counterparties to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparties’ obligations under the contracts exceed our obligations to the counterparties.
The following table illustrates the effect that a 10% unfavorable or favorable movement in foreign currency exchange rates, relative to the U.S. dollar, would have on the fair value of our forward exchange contracts as of October 31, 2015 and November 1, 2014:

	October 31, 2015	November 1, 2014
Fair value of forward exchange contracts liability	$(3,083)	$(10,093)
Fair value of forward exchange contracts after a 10% unfavorable movement in foreign currency exchange rates asset	$13,595	$7,918
Fair value of forward exchange contracts after a 10% favorable movement in foreign currency exchange rates liability	$(18,736)	$(27,051)
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Analog Devices, Inc.

We have audited the accompanying consolidated balance sheets of Analog Devices, Inc. as of October 31, 2015 and November 1, 2014, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended October 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(b). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Analog Devices, Inc. at October 31, 2015 and November 1, 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Analog Devices, Inc.’s internal control over financial reporting as of October 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 24, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
November 24, 2015

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ANALOG DEVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years ended October 31, 2015, November 1, 2014 and November 2, 2013

(thousands, except per share amounts)	2015	2014	2013
Revenue
Revenue	$3,435,092	$2,864,773	$2,633,689
Costs and Expenses
Cost of sales(1)	1,175,830	1,034,585	941,278
Gross margin	2,259,262	1,830,188	1,692,411
Operating expenses:
Research and development(1)	637,459	559,686	513,035
Selling, marketing, general and administrative(1)	478,972	454,676	396,233
Amortization of intangibles	88,318	26,020	220
Special charges	—	37,322	29,848
Other operating expense	223,672	—	—
	1,428,421	1,077,704	939,336
Operating income	830,841	752,484	753,075
Nonoperating (income) expenses:
Interest expense	27,030	34,784	27,102
Interest income	(8,625)	(12,173)	(12,753)
Other, net	2,322	528	(76,597)
	20,727	23,139	(62,248)
Earnings
Income before income taxes	810,114	729,345	815,323
Provision for income taxes:
Payable currently	165,450	177,736	159,535
Deferred	(52,214)	(77,711)	(17,699)
	113,236	100,025	141,836
Net Income	$696,878	$629,320	$673,487

Shares used to compute earnings per share — Basic	312,660	313,195	307,763
Shares used to compute earnings per share — Diluted	316,872	318,027	314,041

Basic Earnings Per Share	$2.23	$2.01	$2.19
Diluted Earnings Per Share	$2.20	$1.98	$2.14
Dividends declared and paid per share	$1.57	$1.45	$1.32
(1) Includes stock-based compensation expense as follows:
Cost of sales	$8,983	$7,069	$6,593
Research and development	$26,617	$20,707	$21,901
Selling, marketing, general and administrative	$33,319	$23,036	$28,392

See accompanying Notes.

ANALOG DEVICES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended October 31, 2015, November 1, 2014 and November 2, 2013

(thousands)	2015	2014	2013
Net Income	$696,878	$629,320	$673,487
Foreign currency translation adjustment (net of taxes of $1,479 in 2015, $2,379 in 2014 and $1,404 in 2013)	(12,925)	(5,615)	(499)
Change in unrecognized gains/losses on marketable securities:
Change in fair value of available-for-sale securities classified as short-term investments (net of taxes of $55 in 2015, $186 in 2014 and $67 in 2013)	(540)	(306)	497
Total change in unrealized gains/losses on marketable securities, net of tax	(540)	(306)	497
Change in unrecognized gains/losses on derivative instruments designated as cash flow hedges:
Changes in fair value of derivatives (net of taxes of $10,889 in 2015, $916 in 2014 and $4,242 in 2013)	(28,798)	(9,350)	9,708
Adjustment for realized gain/loss reclassified into earnings (net of taxes of $1,064 in 2015, $148 in 2014 and $354 in 2013)	10,447	912	(1,776)
Total change in derivative instruments designated as cash flow hedges, net of tax	(18,351)	(8,438)	7,932
Changes in accumulated other comprehensive (loss) income — pension plans:
Change in transition asset (net of taxes of $0 in 2015, $0 in 2014 and $4 in 2013)	19	22	20
Change in actuarial loss/gain (net of taxes of $23,500 in 2015, $12,139 in 2014 and $4,146 in 2013)	153,953	(74,049)	(24,099)
Change in prior service cost/income (net of taxes of $640 in 2015, $58 in 2014 and $3 in 2013)	(4,481)	406	(3)
Total change in accumulated other comprehensive income (loss) — pension plans, net of tax	149,491	(73,621)	(24,082)
Other comprehensive income (loss)	117,675	(87,980)	(16,152)
Comprehensive income	$814,553	$541,340	$657,335

See accompanying Notes.

ANALOG DEVICES, INC.
CONSOLIDATED BALANCE SHEETS
October 31, 2015 and November 1, 2014

(thousands, except per share amounts)	2015	2014
ASSETS
Current Assets
Cash and cash equivalents	$884,353	$569,233
Short-term investments	2,144,575	2,297,235
Accounts receivable less allowances of $2,081 ($2,919 in 2014)	466,527	396,605
Inventories(1)	412,314	367,927
Deferred tax assets	129,241	128,934
Prepaid income tax	1,941	6,633
Prepaid expenses and other current assets	40,597	45,319
Total current assets	4,079,548	3,811,886
Property, Plant and Equipment, at Cost
Land and buildings	559,660	495,738
Machinery and equipment	1,932,727	1,880,351
Office equipment	54,099	51,477
Leasehold improvements	55,609	50,782
	2,602,095	2,478,348
Less accumulated depreciation and amortization	1,957,985	1,855,926
Net property, plant and equipment	644,110	622,422
Other Assets
Deferred compensation plan investments	23,753	21,110
Other investments	17,482	13,397
Goodwill	1,636,526	1,642,438
Intangible assets, net	583,517	671,402
Deferred tax assets	33,280	27,249
Other assets	43,962	49,786
Total other assets	2,338,520	2,425,382
	$7,062,178	$6,859,690
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$174,247	$138,967
Deferred income on shipments to distributors, net	300,087	278,435
Income taxes payable	15,062	62,770
Debt, current	374,839	—
Accrued liabilities	249,595	228,884
Total current liabilities	1,113,830	709,056
Non-current Liabilities
Long-term debt	498,497	872,789
Deferred income taxes	227,376	235,791
Deferred compensation plan liability	23,753	21,110
Other non-current liabilities	125,763	263,047
Total non-current liabilities	875,389	1,392,737
Commitments and contingencies (Note 12)
Shareholders’ Equity
Preferred stock, $1.00 par value, 471,934 shares authorized, none outstanding	—	—
Common stock, $0.16 2/3 par value, 1,200,000,000 shares authorized, 312,060,682 shares issued and outstanding (311,204,926 on November 1, 2014)	52,011	51,869
Capital in excess of par value	634,484	643,058
Retained earnings	4,437,315	4,231,496
Accumulated other comprehensive loss	(50,851)	(168,526)
Total shareholders’ equity	5,072,959	4,757,897
	$7,062,178	$6,859,690
_______________________________________

(1)	Includes $2,923 and $3,291 related to stock-based compensation at October 31, 2015 and November 1, 2014, respectively.
See accompanying Notes.

ANALOG DEVICES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years ended October 31, 2015, November 1, 2014 and November 2, 2013

			Capital in		Accumulated Other
	Common Stock		Excess of	Retained	Comprehensive
(thousands)	Shares	Amount	Par Value	Earnings	(Loss) Income
BALANCE, NOVEMBER 3, 2012	301,389	$50,233	$390,651	$3,788,869	$(64,394)
Activity in Fiscal 2013
Net Income — 2013				673,487
Dividends declared and paid				(405,955)
Issuance of stock under stock plans and other	11,078	1,846	304,431
Tax benefit — stock options			20,203
Stock-based compensation expense			56,886
Other comprehensive loss					(16,152)
Common stock repurchased	(1,422)	(237)	(60,292)
BALANCE, NOVEMBER 2, 2013	311,045	51,842	711,879	4,056,401	(80,546)
Activity in Fiscal 2014
Net Income — 2014				629,320
Dividends declared and paid				(454,225)
Issuance of stock under stock plans and other	7,400	1,234	198,880
Tax benefit — stock options			30,085
Stock-based compensation expense			50,812
Replacement share-based awards issued in connection with acquisition			6,541
Other comprehensive income					(87,980)
Common stock repurchased	(7,240)	(1,207)	(355,139)
BALANCE, NOVEMBER 1, 2014	311,205	51,869	643,058	4,231,496	(168,526)
Activity in Fiscal 2015
Net Income — 2015				696,878
Dividends declared and paid				(491,059)
Issuance of stock under stock plans and other	4,927	822	121,809
Tax benefit — stock options			26,971
Stock-based compensation expense			68,919
Other comprehensive income					117,675
Common stock repurchased	(4,071)	(680)	(226,273)
BALANCE, OCTOBER 31, 2015	312,061	$52,011	$634,484	$4,437,315	$(50,851)

See accompanying Notes.

ANALOG DEVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended October 31, 2015, November 1, 2014 and November 2, 2013

(thousands)	2015	2014	2013
Operations
Cash flows from operating activities:
Net income	$696,878	$629,320	$673,487
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	130,147	114,064	110,196
Amortization of intangibles	92,093	27,906	220
Stock-based compensation expense	68,919	50,812	56,886
Gain on sale of product line	—	—	(85,444)
Loss on extinguishment of debt	—	—	10,205
Other non-cash activity	6,974	4,423	(185)
Excess tax benefit — stock options	(25,045)	(22,231)	(16,171)
Deferred income taxes	(52,214)	(77,711)	(17,699)
Change in operating assets and liabilities:
Accounts receivable	(71,198)	(36,460)	12,377
Inventories	(35,557)	24,642	28,527
Prepaid expenses and other current assets	2,861	(5,354)	4,660
Deferred compensation plan investments	(2,643)	(3,746)	11,116
Prepaid income tax	4,546	10,499	6,124
Accounts payable, deferred income and accrued liabilities	56,614	58,373	17,487
Deferred compensation plan liability	2,643	3,746	(11,116)
Income taxes payable	25,060	96,536	50,705
Other liabilities	7,720	(3,217)	60,970
Total adjustments	210,920	242,282	238,858
Net cash provided by operating activities	907,798	871,602	912,345
Investing Activities
Cash flows from investing:
Purchases of short-term available-for-sale investments	(6,083,999)	(7,485,162)	(8,540,335)
Maturities of short-term available-for-sale investments	4,984,980	7,318,877	6,970,885
Sales of short-term available-for-sale investments	1,251,194	2,187,389	650,730
Additions to property, plant and equipment, net	(153,960)	(177,913)	(123,074)
Proceeds related to sale of product line	—	—	100,000
Payments for acquisitions, net of cash acquired	(7,065)	(1,945,887)	(2,475)
Change in other assets	(8,275)	(12,055)	(5,657)
Net cash used for investing activities	(17,125)	(114,751)	(949,926)
Financing Activities
Cash flows from financing activities:
Proceeds from debt	—	1,995,398	493,880
Payment of senior unsecured notes	—	—	(392,790)
Proceeds from derivative instruments	—	—	10,952
Term loan repayments	—	(1,995,398)	(60,108)
Dividend payments to shareholders	(491,059)	(454,225)	(405,955)
Repurchase of common stock	(226,953)	(356,346)	(60,529)
Proceeds from employee stock plans	122,631	200,114	306,277
Contingent consideration payment	(1,767)	(3,576)	(5,665)
Change in other financing activities	500	15,192	(2,790)
Excess tax benefit — stock options	25,045	22,231	16,171
Net cash used for financing activities	(571,603)	(576,610)	(100,557)
Effect of exchange rate changes on cash	(3,950)	(3,097)	1,394
Net increase (decrease) in cash and cash equivalents	315,120	177,144	(136,744)
Cash and cash equivalents at beginning of year	569,233	392,089	528,833
Cash and cash equivalents at end of year	$884,353	$569,233	$392,089
See accompanying Notes.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended October 31, 2015, November 1, 2014 and November 2, 2013
(all tabular amounts in thousands except per share amounts)

1.	Description of Business
Analog Devices, Inc. (Analog Devices or the Company) is a world leader in the design, manufacture and marketing of a broad portfolio of solutions that leverage high-performance analog, mixed-signal and digital signal processing technology, including integrated circuits (ICs), algorithms, software, and subsystems. Since the Company's inception in 1965, it has focused on solving the engineering challenges associated with signal processing in virtually all types of electronic equipment. The Company's signal processing products play a fundamental role in converting, conditioning, and processing real-world phenomena such as temperature, pressure, sound, light, speed and motion into electrical signals to be used in a wide array of electronic devices. As new generations of applications, such as the Internet of Things, evolve, new needs for high-performance analog signal processing and digital signal processing (DSP) technology are generated. The Company focuses on sensing, measurement, and connectivity challenges that apply to a diverse set of customers and markets. The Company combines data converters, amplifiers and linear products, radio frequency (RF) ICs, power management products, sensors based on micro-electro mechanical systems (MEMS) technology and other sensors, and processing products, including DSP, micro controllers and other processors, into technology platforms that the Company adapts to specific customer and market needs, leveraging its engineering investment across a broad base of customers.

2. Summary of Significant Accounting Policies

a.Principles of Consolidation
The consolidated financial statements include the accounts of the Company and all of its subsidiaries. Upon consolidation, all intercompany accounts and transactions are eliminated. Certain amounts reported in previous years have been reclassified to conform to the presentation for the fiscal year ended October 31, 2015 (fiscal 2015). Such reclassified amounts were immaterial. The Company’s fiscal year is the 52-week or 53-week period ending on the Saturday closest to the last day in October. Fiscal 2015, and the fiscal year ended November 1, 2014 (fiscal 2014) and the fiscal year ended November 2, 2013 (fiscal 2013) were 52-week periods.
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
b. Cash, Cash Equivalents and Short-term Investments
Cash and cash equivalents are highly liquid investments with insignificant interest rate risk and maturities of ninety days or less at the time of acquisition. Cash, cash equivalents and short-term investments consist primarily of institutional money market funds, corporate obligations such as commercial paper and floating rate notes, bonds and bank time deposits.
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
The Company’s deferred compensation plan investments are classified as trading. See Note 7 for additional information on the Company’s deferred compensation plan investments. There were no cash equivalents or short-term investments classified as trading at October 31, 2015 or November 1, 2014.

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
Gross unrealized gains and losses on available-for-sale securities classified as short-term investments at October 31, 2015 and November 1, 2014 were as follows:

	2015	2014
Unrealized gains on securities classified as short-term investments	$233	$541
Unrealized losses on securities classified as short-term investments	(584)	(407)
Net unrealized losses on securities classified as short-term investments	$(351)	$134
Unrealized gains and losses in fiscal years 2015 and 2014 relate to corporate obligations.
As of October 31, 2015, the Company held 76 investment securities, 23 of which were in an unrealized loss position with gross unrealized losses of $0.6 million and an aggregate fair value of $823.4 million. As of November 1, 2014, the Company held 66 investment securities, 18 of which were in an unrealized loss position with gross unrealized losses of $0.4 million and an aggregate fair value of $694.7 million. These unrealized losses were primarily related to corporate obligations that earn lower interest rates than current market rates. None of these investments have been in a loss position for more than twelve months. As the Company does not intend to sell these investments and it is unlikely that the Company will be required to sell the investments before recovery of their amortized basis, which will be at maturity, the Company does not consider those investments to be other-than-temporarily impaired at October 31, 2015 and November 1, 2014.
The components of the Company’s cash and cash equivalents and short-term investments as of October 31, 2015 and November 1, 2014 were as follows:

	2015	2014
Cash and cash equivalents:
Cash	$72,638	$117,337
Available-for-sale	807,935	447,968
Held-to-maturity	3,780	3,928
Total cash and cash equivalents	$884,353	$569,233
Short-term investments:
Available-for-sale	$2,144,575	$2,297,235
Total short-term investments	$2,144,575	$2,297,235
See Note 2j for additional information on the Company’s cash equivalents and short-term investments.

c.	Supplemental Cash Flow Statement Information

	2015	2014	2013
Cash paid during the fiscal year for:
Income taxes	$142,931	$73,067	$36,863
Interest	$25,625	$27,931	$29,354

d.	Inventories
Inventories are valued at the lower of cost (first-in, first-out method) or market. The valuation of inventory requires the Company to estimate obsolete or excess inventory as well as inventory that is not of saleable quality. The Company employs a variety of methodologies to determine the net realizable value of its inventory. While a portion of the calculation to record inventory at its net realizable value is based on the age of the inventory and lower of cost or market calculations, a key factor in estimating obsolete or excess inventory requires the Company to estimate the future demand for its products. If actual demand is less than the Company’s estimates, impairment charges, which are recorded to cost of sales, may need to be recorded in future periods. Inventory in excess of saleable amounts is not valued, and the remaining inventory is valued at the lower of cost or market. As of November 1, 2014, approximately $8.8 million of raw materials was classified as non-current and was

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

presented within the consolidated balance sheet as other assets as the Company did not expect this inventory to be sold within one year. This inventory was purchased as part of a planned transition from a principal foundry supplier and was acquired by the Company through the Acquisition. The larger than normal purchase was made to maintain an adequate supply of the raw material for customers, which has a natural life of five to ten years.
Inventories at October 31, 2015 and November 1, 2014 were as follows:

	2015	2014
Raw materials	$21,825	$47,267
Work in process	261,520	216,765
Finished goods	128,969	103,895
Total inventories	$412,314	$367,927
Non-current inventories	$—	$8,793

e.	Property, Plant and Equipment
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
Depreciation expense for property, plant and equipment was $130.1 million, $114.1 million and $110.2 million in fiscal 2015, 2014 and 2013, respectively.
The Company reviews property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Recoverability of these assets is determined by comparison of their carrying amount to the future undiscounted cash flows the assets are expected to generate over their remaining economic lives. If such assets are considered to be impaired, the impairment to be recognized in earnings equals the amount by which the carrying value of the assets exceeds their fair value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. If such assets are not impaired, but their useful lives have decreased, the remaining net book value is amortized over the revised useful life. We have not recorded any material impairment charges related to our property, plant and equipment in fiscal 2015, fiscal 2014 or fiscal 2013.

f.	Goodwill and Intangible Assets

Goodwill

The Company evaluates goodwill for impairment annually as well as whenever events or changes in circumstances suggest that the carrying value of goodwill may not be recoverable. The Company tests goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis on the first day of the fourth quarter (on or about August 1) or more frequently if indicators of impairment exist. For the Company’s latest annual impairment assessment that occurred on August 2, 2015, the Company identified its reporting units to be its six operating segments, , which meet the aggregation criteria for one reportable segment. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company determines the fair value of its reporting units using the income approach methodology of valuation that includes the discounted cash flow method. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that reporting unit. There was no impairment of goodwill in any of the fiscal years presented. The Company’s next annual impairment assessment will be performed as of the first day of the fourth quarter of fiscal 2016 unless indicators arise that would require the Company to reevaluate at an earlier date. The following table presents the changes in goodwill during fiscal 2015 and fiscal 2014:

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2015	2014
Balance at beginning of year	$1,642,438	$284,112
Acquisition of Hittite (Note 6) (1)	(1,105)	1,357,077
Goodwill adjustment related to other acquisitions (2)	3,663	1,337
Foreign currency translation adjustment	(8,470)	(88)
Balance at end of year	$1,636,526	$1,642,438

(1) Amount in fiscal 2015 represents changes to goodwill as a result of finalizing the acquisition accounting related to the Acquisition.
(2) Represents goodwill related to other acquisitions that were not material to the Company on either an individual or aggregate basis.

Intangible Assets

The Company reviews finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of assets may not be recoverable. Recoverability of these assets is determined by comparison of their carrying value to future undiscounted cash flows the assets are expected to generate over their remaining economic lives. If such assets are considered to be impaired, the impairment to be recognized in earnings equals the amount by which the carrying value of the assets exceeds their fair value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. As of October 31, 2015 and November 1, 2014, the Company’s finite-lived intangible assets consisted of the following:

	October 31, 2015		November 1, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$624,900	$88,913	$624,900	$19,473
Technology-based	$16,200	$5,934	$16,200	$1,627
Backlog	$25,500	$25,500	$25,500	$7,154
Total	$666,600	$120,347	$666,600	$28,254

Amortization expense related to finite-lived intangible assets was $92.1 million, $27.9 million and $0.2 million in fiscal 2015, 2014 and 2013, respectively. The remaining amortization expense will be recognized over a weighted average life of approximately 3.9 years.

The Company expects annual amortization expense for intangible assets as follows:

Fiscal Year	Amortization Expense
2016	$73,208
2017	$73,208
2018	$72,149
2019	$69,433
2020	$69,433

Indefinite-lived intangible assets are tested for impairment on an annual basis on the first day of the fourth quarter (on or about August 1) or more frequently if indicators of impairment exist. The impairment test involves a qualitative assessment on the indefinite-lived intangible assets to determine whether it is more likely-than not that the indefinite-lived intangible asset is impaired. If it is determined that the fair value of the indefinite-lived intangible asset is less than the carrying value, the Company would recognize into earnings the amount by which the carrying value of the assets exceeds the fair value. No impairment of intangible assets resulted from the impairment tests in any of the fiscal years presented.

Definite-lived intangible assets, are amortized on a straight-line basis over their estimated useful lives or on an accelerated method of amortization that is expected to reflect the estimated pattern of economic use. IPR&D assets are considered indefinite-lived intangible assets until completion or abandonment of the associated R&D efforts. Upon completion of the projects, the IPR&D assets will be amortized over their estimated useful lives.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Indefinite-lived intangible assets consisted of $37.3 million and $33.1 million of IPR&D as of October 31, 2015 and November 1, 2014, respectively.

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
The functional currency for the Company’s foreign sales and research and development operations is the applicable local currency. Gains and losses resulting from translation of these foreign currencies into U.S. dollars are recorded in accumulated other comprehensive (loss) income. Transaction gains and losses and re-measurement of foreign currency denominated assets and liabilities are included in income currently, including those at the Company’s principal foreign manufacturing operations where the functional currency is the U.S. dollar. Foreign currency transaction gains or losses included in other expenses, net, were not material in fiscal 2015, 2014 or 2013.

i.	Derivative Instruments and Hedging Agreements
Foreign Exchange Exposure Management — The Company enters into forward foreign currency exchange contracts to offset certain operational and balance sheet exposures from the impact of changes in foreign currency exchange rates. Such exposures result from the portion of the Company’s operations, assets and liabilities that are denominated in currencies other than the U.S. dollar, primarily the Euro; other significant exposures include the Philippine Peso, the Japanese Yen and the British Pound. These foreign currency exchange contracts are entered into to support transactions made in the normal course of business, and accordingly, are not speculative in nature. The contracts are for periods consistent with the terms of the underlying transactions, generally one year or less. Hedges related to anticipated transactions are designated and documented at the inception of the respective hedges as cash flow hedges and are evaluated for effectiveness monthly. Derivative instruments are employed to eliminate or minimize certain foreign currency exposures that can be confidently identified and quantified. As the terms of the contract and the underlying transaction are matched at inception, forward contract effectiveness is calculated by comparing the change in fair value of the contract to the change in the forward value of the anticipated transaction, with the effective portion of the gain or loss on the derivative reported as a component of accumulated other comprehensive (loss) income (OCI) in shareholders’ equity and reclassified into earnings in the same period during which the hedged transaction affects earnings. Any residual change in fair value of the instruments, or ineffectiveness, is recognized immediately in other (income) expense. Additionally, the Company enters into forward foreign currency contracts that economically hedge the gains and losses generated by the re-measurement of certain recorded assets and liabilities in a non-functional currency. Changes in the fair value of these undesignated hedges are recognized in other (income) expense immediately as an offset to the changes in the fair value of the asset or liability being hedged. As of October 31, 2015 and November 1, 2014, the total notional amount of these undesignated hedges was $57.9 million and $45.2 million, respectively. The fair value of these hedging instruments in the Company’s consolidated balance sheets as of October 31, 2015 and November 1, 2014 was immaterial.
Interest Rate Exposure Management — The Company's current and future debt may be subject to interest rate risk.  The Company utilizes interest rate derivatives to alter interest rate exposure in an attempt to reduce the effects of these changes.
On October 28, 2014, the Company entered into forward starting interest rate swap transactions to hedge its exposure to the variability in future cash flows due to changes in interest rates for debt issuances expected to occur in the future. Amounts reported in OCI related to these derivatives will be reclassified from OCI to earnings as interest expense is incurred on the forecasted hedged fixed-rate debt, adjusting interest expense to reflect the fixed-rate entered into by the forward starting swaps. These cash flow instruments hedge forecasted interest payments to be made through 2025. These forward starting swaps will be terminated on December 1, 2015. As of October 31, 2015 and November 1, 2014, the total notional value of these hedges was $500.0 million. The fair value of these hedges was $32.7 million as of October 31, 2015, included in accrued liabilities, and $1.7 million as of November 1, 2014, included in other assets, in the Company's consolidated balance sheet.
On April 24, 2013, the Company entered into a treasury rate lock agreement with Bank of America. This agreement allowed the Company to lock a 10-year US Treasury rate of 1.7845% through June 14, 2013 for its anticipated issuance of the $500.0 million aggregate principal amount of 2.875% senior unsecured notes due June 1, 2023 (2023 Notes). The Company designated this agreement as a cash flow hedge. On June 3, 2013, the Company terminated the treasury rate lock simultaneously with the issuance of the 2023 Notes which resulted in a gain of approximately $11.0 million. This gain is being

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amortized into interest expense over the 10-year term of the 2023 Notes. During fiscal 2015 and fiscal 2014 approximately $1.1 million and $1.1 million, respectively, was amortized from OCI into interest expense and approximately $1.1 million will be amortized from OCI into interest expense within the next 12 months.
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
The market risk associated with the Company’s derivative instruments results from currency exchange rate or interest rate movements that are expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. The counterparties to the agreements relating to the Company’s derivative instruments consist of a number of major international financial institutions with high credit ratings. Based on the credit ratings of the Company’s counterparties as of October 31, 2015, nonperformance is not perceived to be a material risk. Furthermore, none of the Company’s derivatives are subject to collateral or other security arrangements and none contain provisions that are dependent on the Company’s credit ratings from any credit rating agency. While the contract or notional amounts of derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of the Company’s exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of counterparties to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparties’ obligations under the contracts exceed the obligations of the Company to the counterparties. As a result of the above considerations, the Company does not consider the risk of counterparty default to be significant.

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
The total notional amounts of forward foreign currency derivative instruments designated as hedging instruments of cash flow hedges denominated in Euros, British Pounds, Philippine Pesos and Japanese Yen as of October 31, 2015 and November 1, 2014 was $163.9 million and $183.5 million, respectively. The fair values of forward foreign currency derivative instruments designated as hedging instruments in the Company’s consolidated balance sheets as of October 31, 2015 and November 1, 2014 were as follows:

		Fair Value At
	Balance Sheet Location	October 31, 2015	November 1, 2014
Forward foreign currency exchange contracts	Accrued liabilities	$3,091	$10,584
For information on the unrealized holding gains (losses) on derivatives included in and reclassified out of accumulated other comprehensive income into the consolidated statement of income related to forward foreign currency exchange contracts, see Note 2o, Accumulated Other Comprehensive (Loss) Income.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company estimates that $1.8 million of forward foreign currency derivative instruments included in OCI will be reclassified into earnings within the next 12 months. There was no material ineffectiveness during the fiscal years ended October 31, 2015 and November 1, 2014.

All of the Company’s derivative financial instruments are eligible for netting arrangements that allow the Company and its counterparties to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled under these arrangements have been presented in the Company's consolidated balance sheet on a net basis. As of October 31, 2015 and November 1, 2014, none of the netting arrangements involved collateral. The following table presents the gross amounts of the Company's derivative assets and liabilities and the net amounts recorded in our consolidated balance sheet as of October 31, 2015 and November 1, 2014:

	October 31, 2015	November 1, 2014
Gross amount of recognized liabilities	$(3,896)	$(10,736)
Gross amounts of recognized assets offset in the consolidated balance sheet	813	643
Net liabilities presented in the consolidated balance sheet	$(3,083)	$(10,093)

j.	Fair Value
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
The tables below, set forth by level, presents the Company’s financial assets and liabilities, excluding accrued interest components, that were accounted for at fair value on a recurring basis as of October 31, 2015 and November 1, 2014. The tables exclude cash on hand and assets and liabilities that are measured at historical cost or any basis other than fair value. As of October 31, 2015 and November 1, 2014, the Company held $76.4 million and $121.3 million, respectively, of cash and held-to-maturity investments that were excluded from the tables below.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	October 31, 2015
	Fair Value measurement at Reporting Date using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents:
Available-for-sale:
Institutional money market funds	$198,853	$—	$—	$198,853
Corporate obligations (1)	—	609,082	—	609,082
Short - term investments:
Available-for-sale:
Securities with one year or less to maturity:
Corporate obligations (1)	—	1,899,374	—	1,899,374
Floating rate notes, issued at par	—	99,648	—	99,648
Floating rate notes (1)	—	145,553	—	145,553
Other assets:
Deferred compensation investments	24,124	—	—	24,124
Total assets measured at fair value	$222,977	$2,753,657	$—	$2,976,634
Liabilities
Contingent consideration	—	—	2,843	2,843
Forward foreign currency exchange contracts (2)	—	3,083	—	3,083
Interest rate swap agreements	—	32,737	—	32,737
Total liabilities measured at fair value	$—	$35,820	$2,843	$38,663

(1)	The amortized cost of the Company’s investments classified as available-for-sale as of October 31, 2015 was $2.6 billion.

(2)
The Company has netting arrangements by counterparty with respect to derivative contracts. See Note 2i, Derivative Instruments and Hedging Agreements, for more information related to the Company's master netting arrangements.

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

(2)
The Company has master netting arrangements by counterparty with respect to derivative contracts. See Note 2i, Derivative Instruments and Hedging Agreements, for more information related to the Company's master netting arrangements.

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
Changes in the fair value of the contingent consideration are recognized in operating income in the period of the estimated fair value change. Significant increases or decreases in any of the inputs in isolation may result in a fluctuation in the fair value measurement.
The following table summarizes the change in the fair value of the contingent consideration measured using significant unobservable inputs (Level 3) from November 2, 2013 to October 31, 2015:

Contingent Consideration
Balance as of November 2, 2013	$6,479
Contingent consideration liability recorded	1,888
Payment made (1)	(4,000)
Fair value adjustment (2)	439
Balance as of November 1, 2014	$4,806
Payment made (1)	(2,000)
Fair value adjustment (2)	(137)
Effect of foreign currency	174
Balance as of October 31, 2015	$2,843

(1)
The payment is reflected in the statements of cash flows as cash used in financing activities related to the liability recognized at fair value as of the acquisition date and as cash provided by operating activities related to the fair value adjustments previously recognized in earnings.

(2)	Recorded in research and development expense in the consolidated statements of income.
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
On April 4, 2011, the Company issued the 2016 Notes with semi-annual fixed interest payments due on April 15 and October 15 of each year, commencing October 15, 2011. Based on quotes received from third-party banks, the fair value of the 2016 Notes as of October 31, 2015 and November 1, 2014 was $378.6 million and $386.3 million, respectively, and is classified as a Level 1 measurement according to the fair value hierarchy.
On June 3, 2013, the Company issued the 2023 Notes with semi-annual fixed interest payments due on June 1 and December 1 of each year, commencing December 1, 2013. Based on quotes received from third-party banks, the fair value of the 2023 Notes as of October 31, 2015 and November 1, 2014 was $480.9 million and $483.5 million, respectively, and is classified as a Level 1 measurement according to the fair value hierarchy.

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
The Company's largest single customer represented approximately 13% of fiscal 2015 revenue. No sales to an individual customer accounted for more than 10% of fiscal 2014 or fiscal 2013 revenue.

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
Revenue from product sales to customers is generally recognized when title passes, which is upon shipment in the U.S. and for certain foreign counties. Revenue from product sales to other foreign countries is subsequent to product shipment. Title for these shipments to these other foreign countries ordinarily passes within a week of shipment. Accordingly, we defer the revenue recognized relating to these other foreign countries until title has passed. For multiple element arrangements, the Company allocates arrangement consideration among the elements based on the relative fair values of those elements as determined using vendor-specific objective evidence or third-party evidence. The Company uses its best estimate of selling price to allocate arrangement consideration between the deliverables in cases where neither vendor-specific objective evidence nor third-party evidence is available. A reserve for sales returns and allowances for customers is recorded based on historical experience or specific identification of an event necessitating a reserve.
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

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
As of October 31, 2015 and November 1, 2014, the Company had gross deferred revenue of $379.9 million and $349.7 million, respectively, and gross deferred cost of sales of $79.8 million and $71.3 million, respectively. Deferred income on shipments to distributors increased in fiscal 2015 primarily as a result of higher demand for products sold into the channel.
The Company generally offers a twelve-month warranty for its products. The Company’s warranty policy provides for replacement of defective products. Specific accruals are recorded for known product warranty issues. Product warranty expenses during fiscal 2015, 2014 and 2013 were not material.

o.	Accumulated Other Comprehensive (Loss) Income
Other comprehensive (loss) income includes certain transactions that have generally been reported in the consolidated statement of shareholders’ equity. The components of accumulated other comprehensive loss at October 31, 2015 and November 1, 2014 consisted of the following, net of tax:

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Foreign currency translation adjustment	Unrealized holding gains on available for sale securities classified as short-term investments	Unrealized holding (losses) on available for sale securities classified as short-term investments	Unrealized holding Gains on Derivatives	Pension Plans	Total
November 1, 2014	$(5,132)	$518	$(306)	$659	$(164,265)	$(168,526)
Other comprehensive income before reclassifications	(11,446)	(309)	(176)	(41,815)	(65,967)	(119,713)
Amounts reclassified out of other comprehensive income	—	—	—	11,511	238,318	249,829
Tax effects	(1,479)	7	(62)	11,953	(22,860)	(12,441)
Other comprehensive income	(12,925)	(302)	(238)	(18,351)	149,491	117,675
October 31, 2015	$(18,057)	$216	$(544)	$(17,692)	$(14,774)	$(50,851)
The amounts reclassified out of accumulated other comprehensive income into the consolidated statement of income, with presentation location during each period were as follows:

	2015	2014
Comprehensive Income Component			Location
Unrealized holding (losses) gains on derivatives
Currency forwards	$9,235	$1,134	Cost of sales
	5,200	(209)	Research and development
	8,361	934	Selling, marketing, general and administrative
	(1,466)	—	(a)
	(8,723)	—	Other operating expense (b)
Treasury rate lock	(1,096)	(1,095)	Interest, expense
	11,511	764	Total before tax
	(1,064)	148	Tax
	$10,447	$912	Net of tax

Amortization of pension components
Transition obligation	$18	$19	(c)
Prior service credit and curtailment recognition	(229)	(240)	(c)
Actuarial losses and settlement recognition	7,378	4,544	(c)
	7,167	4,323
Irish pension curtailment/settlement	231,151	—	Other operating expense (c)
	238,318	4,323	Total before tax
	(28,875)	(645)	Tax
	$209,443	$3,678	Net of tax

Total amounts reclassified out of accumulated other comprehensive income, net of tax	$219,890	$4,590
______________
a) The gain related to a fixed asset purchase was reclassified out of accumulated other comprehensive income (loss) to fixed assets which will depreciate into earnings over its expected useful life.
b) The gain on currency forwards related to the Irish pension plan settlement was reclassified out of accumulated other comprehensive income (loss) to other operating expense. For further information see Note 13, Retirement Plans.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

c) The amortization of pension components is included in the computation of net periodic pension cost. For further information see Note 13, Retirement Plans.

p.	Advertising Expense
Advertising costs are expensed as incurred. Advertising expense was approximately $3.3 million in fiscal 2015, $3.2 million in fiscal 2014 and $3.3 million in fiscal 2013.

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
The following table sets forth the computation of basic and diluted earnings per share:

	2015	2014	2013
Net Income	$696,878	$629,320	$673,487
Basic shares:
Weighted average shares outstanding	312,660	313,195	307,763
Earnings per share basic	$2.23	$2.01	$2.19

Diluted shares:
Weighted average shares outstanding	312,660	313,195	307,763
Assumed exercise of common stock equivalents	4,212	4,832	6,278
Weighted average common and common equivalent shares	316,872	318,027	314,041
Earnings per share diluted	$2.20	$1.98	$2.14
Anti-dilutive shares related to:
Outstanding stock options	2,089	2,911	4,116

s.	Stock-Based Compensation
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

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Standards Implemented
Income Taxes
In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11). ASU 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, with certain exceptions. ASU 2013-11 was effective for the Company's first quarter of fiscal year 2015. The adoption of ASU 2013-11 in the first quarter of fiscal 2015 did not impact the Company's financial condition or results of operations.
Standards to be Implemented
Business combinations
In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (ASU 2015-16). The update requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the financial statements of the period in which adjustments to provisional amounts are determined, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The new standard is effective prospectively for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, with early adoption permitted. The Company will adopt ASU 2015-16 in the first quarter of fiscal 2017 and is currently evaluating the impact, if any, adoption will have on its financial position and results of operations.
Inventory
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330) - Simplifying the Measurement of
Inventory (ASU 2015-11), which simplifies the subsequent measurement of inventories by replacing the lower of cost or market test with a lower of cost and net realizable value test. The guidance applies only to inventories for which cost is determined by methods other than last-in first-out (LIFO) and the retail inventory method. The guidance in ASU 2015-11 is effective for periods beginning after December 15, 2016 and early adoption is permitted. The Company will adopt ASU 2015-11 in the first quarter of fiscal 2018 and is currently evaluating the impact, if any, adoption will have on its financial position and results of operations.
Compensation - Retirement Benefits
In April 2015, the FASB issued ASU 2015-04, Practical Expedient for the Measurement Date of an
Employer’s Defined Benefit Obligation and Plan Assets (ASU 2015-04), which provides a practical expedient for entities with a fiscal year-end that does not coincide with a month-end, that permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. Entities are required to disclose the accounting policy election and the date used to measure defined benefit plan assets and obligations. ASU 2015-04 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early application is permitted. Amendments should be applied prospectively. The adoption of ASU 2015-04 in the first quarter of fiscal 2017 is not expected to have a material impact on the Company’s financial condition or results of operations.
Interest - Imputation of Interest
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. An entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The adoption of ASU 2015-03 in the first quarter of fiscal 2017 is not expected to have a material impact on the Company’s financial condition or results of operations.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidation
In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis (ASU 2015-02). ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. A reporting entity may apply the amendments in this guidance using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. A reporting entity also may apply the amendments retrospectively. The adoption of ASU 2015-02 in the first quarter of fiscal 2017 is not expected to have a material impact on the Company’s financial condition or results of operations.
Stock Compensation
In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (ASU 2014-12), which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. The adoption of ASU 2014-12 in the first quarter of fiscal 2017 is not expected to have a material impact on the Company's financial condition or results of operations.
Revenue Recognition
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. generally accepted accounting principles (GAAP). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14 Revenue from Contracts with Customers Deferral of the Effective Date, which defers the effective date of the new revenue recognition standard by one year, as a result, public entities would apply the new revenue standard to annual reporting periods beginning after December 15, 2017 and interim periods therein, which is the Company's first quarter of fiscal 2019. Early adoption is permitted for all entities only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The guidance allows for the amendment to be applied either retrospectively to each prior reporting period presented or retrospectively as a cumulative-effect adjustment as of the date of adoption. The Company is in the process of evaluating the impact of adoption on its consolidated financial statements.
Discontinued Operations
In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and
Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components
of an Entity (ASU 2014-08), which raises the threshold for disposals to qualify as discontinued operations. Under the new guidance, a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale, should be reported as discontinued operations. ASU 2014-08 also expands the disclosure requirements for discontinued operations and adds new disclosures for individually significant dispositions that do not qualify as discontinued operations. ASU 2014-08 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014, which is the Company's first quarter of fiscal year 2016. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in the financial statements previously issued or available for issuance. As of October 31, 2015, there have been no disposals or classifications as held for sale that would be subject to ASU 2014-08. As such, the Company will adopt this standard in the first quarter of fiscal year 2016.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. Stock-Based Compensation and Shareholders’ Equity
Equity Compensation Plans
The Company grants, or has granted, stock options and other stock and stock-based awards under the Company's Amended and Restated 2006 Stock Incentive Plan (2006 Plan). This plan was originally approved by shareholders on March 14, 2006, and shareholders subsequently approved the amended and restated 2006 Plan in March 2014. The 2006 Plan provides for the grant of up to 34 million shares of the Company’s common stock, plus such number of additional shares that were subject to outstanding options under the Company’s previous equity compensation plans that have not been issued because the applicable option award subsequently terminates or expires without being exercised. The 2006 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. Employees, officers, directors, consultants and advisors of the Company and its subsidiaries are eligible to be granted awards under the 2006 Plan. No award may be made under the 2006 Plan after March 12, 2021, but awards previously granted may extend beyond that date. The Company will not grant further equity awards under any previous equity compensation plans.
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
As of October 31, 2015, a total of 17.0 million common shares were available for future grant under the 2006 Plan and 31.9 million common shares were reserved for issuance under the 2006 Plan and the Company's previous equity compensation plans.

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
Hittite Replacement Awards
In connection with the Acquisition, the Company issued equity awards to certain Hittite employees in replacement of Hittite equity awards that were canceled at closing. The replacement awards consisted of approximately 0.7 million restricted stock units with a weighted average grant date fair value of $48.20. The terms and intrinsic value of these awards were substantially the same as the canceled Hittite awards. The fair value of the replaced awards associated with services rendered through the date of Acquisition was recognized as a component of the total estimated acquisition consideration, and the remaining fair value of the replaced awards associated with post Acquisition services will be recognized as an expense on a straight-line basis over the remaining vesting period.
Modification of Awards
The Company has from time to time modified the terms of its equity awards to employees and directors. The modifications made to the Company’s equity awards in fiscal 2015, 2014 and 2013 did not result in significant incremental compensation costs, either individually or in the aggregate.
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
Information pertaining to the Company’s stock option awards and the related estimated weighted-average assumptions to calculate the fair value of stock options using the Black-Scholes valuation model granted is as follows:

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options	2015	2014	2013
Options granted (in thousands)	1,954	2,240	2,407
Weighted-average exercise price	$57.20	$51.52	$46.40
Weighted-average grant-date fair value	$10.38	$8.74	$7.38
Assumptions:
Weighted-average expected volatility	25.9%	24.9%	24.6%
Weighted-average expected term (in years)	5.3	5.3	5.4
Weighted-average risk-free interest rate	1.6%	1.7%	1.0%
Weighted-average expected dividend yield	2.8%	2.9%	2.9%
The Company utilizes the Monte Carlo simulation valuation model to value these market-based restricted stock units. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the performance conditions stipulated in the award grant and calculates the fair market value for the market-based restricted stock units granted. The Monte Carlo simulation model also uses stock price volatility and other variables to estimate the probability of satisfying the performance conditions, including the possibility that the market condition may not be satisfied, and the resulting fair value of the award. Information pertaining to the Company's market-based restricted stock units and the related estimated assumptions used to calculate the fair value of market-based restricted stock units granted using the Monte Carlo simulation model is as follows:

Market-based Restricted Stock Units	2015	2014
Units granted (in thousands)	75	86
Grant-date fair value	$55.67	$50.79
Assumptions:
Historical stock price volatility	20.0%	23.2%
Risk-free interest rate	1.1%	0.8%
Expected dividend yield	2.8%	2.8%
Market-based restricted stock units were not granted during fiscal 2013.
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

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

quarter’s cash dividend, the current dividend will be used in deriving this assumption. Cash dividends are not paid on options, restricted stock or restricted stock units.
Stock-Based Compensation Expense
The amount of stock-based compensation expense recognized during a period is based on the value of the awards that are ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock-based award. Based on an analysis of its historical forfeitures, the Company has applied an annual forfeiture rate of 4.7% to all unvested stock-based awards as of October 31, 2015. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those options that vest.
Additional paid-in-capital (APIC) Pool
The APIC pool represents the excess tax benefits related to share-based compensation that are available to absorb future tax deficiencies. If the amount of future tax deficiencies is greater than the available APIC pool, the Company records the excess as income tax expense in its consolidated statements of income. For fiscal 2015 and fiscal 2014, the Company had a sufficient APIC pool to cover any tax deficiencies recorded and as a result, these deficiencies did not affect its results of operations. During fiscal 2013, the Company recognized an immaterial amount of income tax expense resulting from tax shortfalls related to share-based compensation in its consolidated statements of income.
Stock-Based Compensation Activity
A summary of the activity under the Company’s stock option plans as of October 31, 2015 and changes during the fiscal year then ended is presented below:

	Options Outstanding (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding November 1, 2014	14,184	$37.20
Options granted	1,954	$57.20
Options exercised	(3,754)	$32.85
Options forfeited	(178)	$47.12
Options expired	(25)	$36.55
Options outstanding at October 31, 2015	12,181	$41.60	6.1	$223,968
Options exercisable at October 31, 2015	6,443	$34.11	4.3	$166,673
Options vested or expected to vest at October 31, 2015 (1)	11,744	$41.21	6.0	$220,557

(1)
In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. The number of options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

The total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) during fiscal 2015, 2014 and 2013 was $99.2 million, $130.6 million and $128.4 million, respectively, and the total amount of proceeds received by the Company from exercise of these options during fiscal 2015, 2014 and 2013 was $122.6 million, $200.1 million and $306.3 million, respectively.
A summary of the Company’s restricted stock unit award activity as of October 31, 2015 and changes during the fiscal year then ended is presented below:

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Restricted Stock Units Outstanding (in thousands)	Weighted- Average Grant- Date Fair Value Per Share
Restricted stock units outstanding at November 1, 2014	3,188	$43.46
Units granted	818	$52.25
Restrictions lapsed	(1,151)	$39.72
Forfeited	(157)	$45.80
Restricted stock units outstanding at October 31, 2015	2,698	$47.59

As of October 31, 2015, there was $108.8 million of total unrecognized compensation cost related to unvested share-based awards comprised of stock options and restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.3 years. The total grant-date fair value of shares that vested during fiscal 2015, 2014 and 2013 was approximately $65.6 million, $57.4 million and $63.9 million, respectively.
Common Stock Repurchase Program
The Company’s common stock repurchase program has been in place since August 2004. In the aggregate, the Board of Directors have authorized the Company to repurchase $5.6 billion of the Company’s common stock under the program. Under the program, the Company may repurchase outstanding shares of its common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of the Company’s Board of Directors, the repurchase program will expire when the Company has repurchased all shares authorized under the program. As of October 31, 2015, the Company had repurchased a total of approximately 140.7 million shares of its common stock for approximately $5.0 billion under this program. An additional $544.5 million remains available for repurchase of shares under the current authorized program. The repurchased shares are held as authorized but unissued shares of common stock. The Company also, from time to time, repurchases shares in settlement of employee minimum tax withholding obligations due upon the vesting of restricted stock units or the exercise of stock options. The withholding amount is based on the employees minimum statutory withholding requirement. Any future common stock repurchases will be dependent upon several factors, including the Company's financial performance, outlook, liquidity and the amount of cash the Company has available in the United States.
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

	2015			2014		2013
	Revenue	% of Total Product Revenue	Y/Y%	Revenue	% of Total Product Revenue*	Revenue	% of Total Product Revenue
Industrial	$1,496,198	44%	11%	$1,343,255	47%	$1,220,141	46%
Automotive	526,124	15%	—%	525,712	18%	483,771	18%
Consumer	729,965	21%	123%	327,223	11%	401,368	15%
Communications	682,805	20%	2%	668,583	23%	528,409	20%
Total Revenue	$3,435,092	100%	20%	$2,864,773	100%	$2,633,689	100%
________________

*	The sum of the individual percentages does not equal the total due to rounding.

Geographic Information
Revenue by geographic region is based upon the primary location of the Company's customers' design activity for its products. In fiscal years 2015, 2014 and 2013, the predominant countries comprising “Rest of North and South America” are Canada and Mexico; the predominant countries comprising “Europe” are Germany, Sweden, France and the United Kingdom; and the predominant countries comprising “Rest of Asia” are South Korea and Taiwan.

	2015	2014	2013
Revenue
United States	$1,325,279	$821,554	$821,269
Rest of North and South America	97,189	96,957	99,215
Europe	939,230	924,477	840,585
Japan	319,569	308,054	292,804
China	511,365	459,260	349,575
Rest of Asia	242,460	254,471	230,241
Subtotal all foreign countries	2,109,813	2,043,219	1,812,420
Total revenue	$3,435,092	$2,864,773	$2,633,689
Property, plant and equipment
United States	$253,417	$255,473	$201,957
Ireland	173,703	167,359	124,227
Philippines	195,662	180,586	165,815
All other countries	21,328	19,004	16,172
Subtotal all foreign countries	390,693	366,949	306,214
Total property, plant and equipment	$644,110	$622,422	$508,171

5.	Special Charges
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

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables display the special charges taken for ongoing actions and a roll-forward from November 3, 2012 to October 31, 2015 of the employee separation and exit cost accruals established related to these actions.

Statement of Income	Reduction of Operating Costs
Workforce reductions	29,848
Total Fiscal 2013 Charges	$29,848
Workforce reductions	37,873
Facility closure costs	459
Non-cash impairment charge	433
Change in estimate	(1,443)
Total Fiscal 2014 Charges	$37,322

Accrued Restructuring	Reduction of Operating Costs
Balance at November 3, 2012	$2,993
Fiscal 2013 special charges	29,848
Severance payments	(12,907)
Effect of foreign currency on accrual	21
Balance at November 2, 2013	$19,955
Fiscal 2014 special charges	37,322
Severance payments	(16,790)
Effect of foreign currency on accrual	16
Balance at November 1, 2014	$40,503
Severance payments	(33,220)
Facility closure costs	(459)
Non-cash impairment charge	(433)
Effect of foreign currency on accrual	(514)
Balance at October 31, 2015	$5,877
During fiscal 2013, the Company recorded special charges of approximately $29.8 million for severance and fringe benefit costs in accordance with its ongoing benefit plan or statutory requirements at foreign locations for 235 engineering and SMG&A employees. The Company terminated the employment of all employees associated with this action.
During fiscal 2014, the Company recorded special charges of approximately $37.3 million. These special charges included $37.9 million for severance and fringe benefit costs in accordance with the Company's ongoing benefit plan or statutory requirements at foreign locations for 341 manufacturing, engineering and SMG&A employees; $0.5 million for lease obligations costs for facilities that the Company ceased using during the fourth quarter of fiscal 2014; and $0.4 million for the impairment of assets that have no future use located at closed facilities. In addition, the Company reversed approximately $1.4 million of its severance accrual related to charges taken in fiscal 2013 primarily due to severance costs being lower than the Company's estimates. The Company terminated the employment of all employees associated with this action.

6.	Acquisitions

Hittite Microwave Corporation
On July 22, 2014, the Company completed its acquisition of Hittite, a company that designed and developed high performance integrated circuits, modules, subsystems and instrumentation for radio frequency, microwave and millimeterwave applications. The total consideration paid to acquire Hittite was approximately $2.4 billion, financed through a combination of existing cash on hand and a 90-day term loan facility of $2.0 billion. The Acquisition is expected to expand the Company’s technology position in high performance signal processing solutions and drive growth in key markets. The Company completed the Acquisition through a cash tender offer (the Offer) by BBAC Corp., a wholly-owned subsidiary of the Company, for all of the outstanding shares of common stock, par value $0.01 per share, of Hittite at a purchase price of $78.00 per share, net to the seller in cash, without interest, less any applicable withholding taxes. After completion of the Offer, BBAC Corp. merged with

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and into Hittite, with Hittite continuing as the surviving corporation and a wholly-owned subsidiary of the Company. The results of operations of Hittite from July 22, 2014 (the Acquisition Date) are included in the Company’s consolidated statements of income for fiscal 2015 and fiscal 2014. The amount of revenue and earnings attributable to Hittite included in the Company's consolidated statements of income for fiscal 2014 was immaterial.
The Acquisition date fair value of the consideration transferred in the Acquisition consisted of the following:

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
During fiscal 2015, the Company completed the acquisition accounting for the Acquisition. The following is a summary of the amounts recognized in the accounting for the Acquisition:

(in thousands)
Cash and cash equivalents	$480,742
Marketable securities	28,008
Accounts receivable (a)	36,991
Inventories	115,377
Prepaid expenses and other assets	24,088
Property, plant and equipment	50,726
Deferred tax assets	2,242
Intangible assets (Note 2f)	666,400
Goodwill (Note 2f)	1,355,972
Total assets	$2,760,546
Assumed liabilities	52,876
Deferred tax liabilities	276,683
Total estimated purchase price	$2,430,987
____________

(a)	The fair value of accounts receivable was $37.0 million, with the gross contractual amount being $37.3 million, of which the Company estimates that $0.3 million is uncollectible.
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

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The Company recognized $50.9 million of transaction-related costs, including legal, accounting, severance, debt financing, interest and other related fees, of which approximately $9.7 million and $41.2 million were expensed in fiscal 2015 and fiscal 2014, respectively. Approximately $9.7 million of these costs are included in the consolidated statements of income in operating expenses within SMG&A expenses for fiscal 2015. Approximately $33.3 million of these costs are included in the consolidated statements of income in operating expenses within SMG&A expenses for fiscal 2014, and approximately $7.9 million of these costs are included in the consolidated statements of income within nonoperating expenses for fiscal 2014.
The following unaudited pro forma consolidated financial information presents the Company's combined results of operations after giving effect to the Acquisition and assumes that the Acquisition, which closed on July 22, 2014, was completed on November 4, 2012 (the first day of the Company’s fiscal 2013). The pro forma consolidated financial information has been calculated after applying the Company’s accounting policies and includes adjustments for amortization expense of acquired intangible assets, transaction-related costs, a step-up in the value of acquired inventory and property, plant and equipment, and interest expense for the debt incurred to fund the Acquisition, together with the consequential tax effects. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the operating results of the Company that would have been achieved had the Acquisition actually taken place on November 4, 2012. In addition, these results are not intended to be a projection of future results and do not reflect events that may occur after the Acquisition, including but not limited to revenue enhancements, cost savings or operating synergies that the combined Company may achieve as a result of the Acquisition.

(thousands, except per share data)
	2014	2013
Revenue	$3,075,468	$2,907,504
Net income	$778,049	$641,217
Basic net income per common share	$2.48	$2.08
Diluted net income per common share	$2.44	$2.04

Other Acquisitions
The Company has not provided pro forma results of operations for any other acquisitions completed in fiscal years 2015, 2014 or 2013 herein as they were not material to the Company on either an individual or an aggregate basis. The Company included the results of operations of each acquisition in its consolidated statement of income from the date of each acquisition.

7.	Deferred Compensation Plan Investments
Investments in The Analog Devices, Inc. Deferred Compensation Plan (the Deferred Compensation Plan) are classified as trading. The components of the investments as of October 31, 2015 and November 1, 2014 were as follows:

	2015	2014
Money market funds	$3,659	$2,567
Mutual funds	20,465	18,826
Total Deferred Compensation Plan investments	$24,124	$21,393

The fair values of these investments are based on published market quotes on October 31, 2015 and November 1, 2014, respectively. Adjustments to the fair value of, and income pertaining to, Deferred Compensation Plan investments are recorded in operating expenses. Gross realized and unrealized gains and losses from trading securities were not material in fiscal 2015, fiscal 2014 or fiscal 2013.
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
Other investments consist of equity securities, interests in venture capital funds and other long-term investments. Investments are stated at fair value, which is based on market quotes or are accounted for using the equity or cost method of accounting, depending on the nature of the investment, as appropriate. Realized gains and losses from equity method investments are reflected in nonoperating (income) expense based upon the Company's ownership share of the investee's financial results. Realized gains or losses on cost-method investments are determined based on the specific identification basis and are recognized in nonoperating (income) expense. There were no other-than-temporary impairments recognized in any of the fiscal periods presented.
There were no material net realized gains or losses from other investments during fiscal 2015, fiscal 2014 and fiscal 2013.
There were no material net unrealized gains or losses on securities classified as other investments as of October 31, 2015 and November 1, 2014.

9.	Accrued Liabilities
Accrued liabilities at October 31, 2015 and November 1, 2014 consisted of the following:

	2015	2014
Accrued compensation and benefits	$125,500	$101,307
Interest rate swap (Note 2i)	32,737	—
Special charges (Note 5)	5,877	40,503
Other	85,481	87,074
Total accrued liabilities	$249,595	$228,884

10.	Deferred Compensation Plan Liability
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
The Company leases certain facilities, equipment and software under various operating leases that expire at various dates through 2022. The lease agreements frequently include renewal and escalation clauses and require the Company to pay taxes, insurance and maintenance costs. Total rental expense under operating leases was approximately $51.8 million in fiscal 2015, $51.0 million in fiscal 2014 and $49.0 million in fiscal 2013.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a schedule of future minimum rental payments required under long-term operating leases at October 31, 2015:

Operating
Fiscal Years	Leases
2016	$21,780
2017	16,305
2018	8,670
2019	4,172
2020	3,298
Later Years	5,263
Total	$59,488

12.	Commitments and Contingencies
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
The Company and its subsidiaries have various savings and retirement plans covering substantially all employees. The Company maintains a defined contribution plan for the benefit of its eligible U.S. employees. This plan provides for Company contributions of up to 5% of each participant’s total eligible compensation. In addition, the Company contributes an amount equal to each participant’s pre-tax contribution, if any, up to a maximum of 3% of each participant’s total eligible compensation. The total expense related to the defined contribution plan for U.S. employees was $26.3 million in fiscal 2015, $24.1 million in fiscal 2014 and $23.1 million in fiscal 2013. The Company also has various defined benefit pension and other retirement plans for certain non-U.S. employees that are consistent with local statutory requirements and practices. The total expense related to the various defined benefit pension and other retirement plans for certain non-U.S. employees, excluding settlement charges related to the Company's Irish defined benefit plan, was $33.3 million in fiscal 2015, $29.8 million in fiscal 2014 and $26.5 million in fiscal 2013.
Non-U.S. Plan Disclosures
During fiscal 2015, the Company converted the benefits provided to participants in the Company’s Irish defined benefits pension plan (the DB Plan) to benefits provided under the Company’s Irish defined contribution plan. As a result, in fiscal 2015 the Company recorded expenses of $223.7 million, including settlement charges, legal, accounting and other professional fees to settle the pension obligation. The assets related to the DB Plan were liquidated and used to purchase annuities for retirees and distributed to active and deferred members' accounts in the Company's Irish defined contribution plan in connection with the plan conversion. Accordingly, plan assets for the DB Plan were zero as of the end of fiscal 2015.
The Company’s funding policy for its foreign defined benefit pension plans is consistent with the local requirements of each country. The plans’ assets consist primarily of U.S. and non-U.S. equity securities, bonds, property and cash. The benefit obligations and related assets under these plans have been measured at October 31, 2015 and November 1, 2014.
Components of Net Periodic Benefit Cost
Net annual periodic pension cost of non-U.S. plans is presented in the following table:

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2015	2014	2013
Service cost	$15,675	$13,532	$11,323
Interest cost	11,636	14,051	12,528
Expected return on plan assets	(13,509)	(13,615)	(11,771)
Amortization of prior service cost	(229)	(240)	(235)
Amortization of transition obligation	18	19	20
Recognized actuarial loss	7,257	4,544	2,999
Subtotal	$20,848	$18,291	$14,864
Curtailment impact	(4,463)	—	—
Settlement impact	226,810	—	—
Net periodic pension cost	$243,195	$18,291	$14,864
Benefit Obligations and Plan Assets
Obligation and asset data of the Company’s non-U.S. plans at each fiscal year end is presented in the following table:

	2015	2014
Change in Benefit Obligation
Benefit obligation at beginning of year	$455,205	$347,665
Service cost	15,675	13,532
Interest cost	11,636	14,051
Participant contributions	1,895	2,466
Plan amendments	—	(1,106)
Curtailment	(20,586)	—
Settlement	(412,136)	—
Premiums paid	(332)	(381)
Actuarial loss	114,767	112,984
Benefits paid	(4,449)	(3,195)
Exchange rate adjustment	(55,142)	(30,811)
Benefit obligation at end of year	$106,533	$455,205
Change in Plan Assets
Fair value of plan assets at beginning of year	$269,371	$249,329
Actual return on plan assets	24,283	21,596
Employer contributions	228,582	16,045
Participant contributions	1,895	2,466
Settlements	(412,136)	—
Premiums paid	(332)	(381)
Benefits paid	(4,449)	(3,195)
Exchange rate adjustment	(36,849)	(16,489)
Fair value of plan assets at end of year	$70,365	$269,371
Reconciliation of Funded Status
Funded status	$(36,168)	$(185,834)
Amounts Recognized in the Balance Sheet
Non-current assets	$3,246	$—
Current liabilities	(595)	(605)
Non-current liabilities	(38,819)	(185,229)
Net amount recognized	$(36,168)	$(185,834)

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2015	2014
Reconciliation of Amounts Recognized in the Statement of Financial Position
Initial net obligation	$(44)	$(63)
Prior service credit	—	5,121
Net loss	(19,620)	(197,073)
Accumulated other comprehensive loss	(19,664)	(192,015)
Accumulated contributions (less than) in excess of net periodic benefit cost	(16,504)	6,181
Net amount recognized	$(36,168)	$(185,834)
Changes Recognized in Other Comprehensive Income
Changes in plan assets and benefit obligations recognized in other comprehensive income
Prior service cost	$—	$(1,106)
Net loss arising during the year (includes curtailment gains not recognized as a component of net periodic cost)	$83,610	$105,003
Effect of exchange rates on amounts included in accumulated other comprehensive income (loss)	(26,366)	(13,872)
Amounts recognized as a component of net periodic benefit cost
Amortization, settlement or curtailment recognition of net transition obligation	(18)	(19)
Amortization or curtailment recognition of prior service credit (cost)	4,490	240
Amortization or settlement recognition of net loss	(234,067)	(4,544)
Total recognized in other comprehensive loss	$(172,351)	$85,702
Total recognized in net periodic cost and other comprehensive loss	$70,844	$103,993
Estimated amounts that will be amortized from accumulated other comprehensive (loss) income over the next fiscal year
Initial net obligation	$(17)	$(19)
Prior service credit	—	275
Net loss	(697)	(8,564)
Total	$(714)	$(8,308)
The accumulated benefit obligation for non-U.S. pension plans was $88.5 million and $351.9 million at October 31, 2015 and November 1, 2014, respectively.
Information relating to the Company’s non-U.S. plans with projected benefit obligations in excess of plan assets and accumulated benefit obligations in excess of plan assets at each fiscal year end is presented in the following table:

	2015	2014
Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	$61,713	$455,205
Fair value of plan assets	$22,300	$269,371
Plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$36,986	$384,225
Accumulated benefit obligation	$31,790	$298,620
Fair value of plan assets	$487	$201,119

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumptions
The range of assumptions used for the non-U.S. defined benefit plans reflects the different economic environments within the various countries. The projected benefit obligation was determined using the following weighted-average assumptions:

	2015	2014
Discount rate	3.64%	2.95%
Rate of increase in compensation levels	3.05%	2.77%
Net annual periodic pension cost was determined using the following weighted average assumptions:

	2015	2014
Discount rate	2.95%	4.05%
Expected long-term return on plan assets	5.80%	5.46%
Rate of increase in compensation levels	2.77%	2.84%
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
Fair value of plan assets
The following table presents plan assets measured at fair value on a recurring basis by investment categories as of October 31, 2015 and November 1, 2014 using the same three-level hierarchy described in Note 2j:

	October 31, 2015				November 1, 2014
	Fair Value Measurement at Reporting Date Using:				Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Unit trust funds(1)	$—	$5,198	$—	$5,198	$—	$201,554	$—	$201,554
Equities(1)	—	30,196	77	30,273	—	30,113	121	30,234
Fixed income securities(2)	—	34,504	—	34,504	—	33,746	—	33,746
Property(3)	—	—	—	—	—	—	3,029	3,029
Cash and cash equivalents	390	—	—	390	808	—	—	808
Total assets measured at fair value	$390	$69,898	$77	$70,365	$808	$265,413	$3,150	$269,371
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

The table below presents a reconciliation of the plan assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for fiscal years 2015 and 2014.

	Properties	Equities
Balance as of November 2, 2013	$3,146	$125
Purchases, sales, and settlements, net	3	(1)
Realized and unrealized return on plan assets	120	—
Exchange rate adjustment	(240)	(3)
Balance as of November 1, 2014	$3,029	$121
Purchases, sales, and settlements, net	(2,907)	(37)
Realized and unrealized return on plan assets	152	—
Exchange rate adjustment	(274)	(7)
Balance as of October 31, 2015	$—	$77
Estimated future cash flows
Expected fiscal 2016 Company contributions and estimated future benefit payments are as follows:

Expected Company Contributions
2016	$4,236
Expected Benefit Payments
2016	$2,140
2017	$1,653
2018	$1,743
2019	$2,100
2020	$2,227
2021 through 2025	$17,296

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Income Taxes
The reconciliation of income tax computed at the U.S. federal statutory rates to income tax expense is as follows:

	2015	2014	2013
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
Income tax provision reconciliation:
Tax at statutory rate:	$283,540	$255,271	$285,363
Net foreign income subject to lower tax rate	(198,061)	(179,329)	(162,286)
State income taxes, net of federal benefit	(4,425)	(6,361)	(2,098)
Valuation allowance	4,875	2,846	3,113
Federal research and development tax credits	(8,232)	(1,165)	(12,914)
Change in uncertain tax positions	2,449	719	37,226
Amortization of purchased intangibles	38,973	8,126	—
Acquisitions	—	15,656	—
Other, net	(5,883)	4,262	(6,568)
Total income tax provision	$113,236	$100,025	$141,836
For financial reporting purposes, income before income taxes includes the following components:

	2015	2014	2013
Pretax income:
Domestic	$110,710	$127,084	$124,737
Foreign	699,404	602,261	690,586
Income before income taxes	$810,114	$729,345	$815,323
The components of the provision for income taxes are as follows:

	2015	2014	2013
Current:
Federal tax	$65,942	$128,591	$88,431
Foreign	98,813	48,829	70,656
State	695	316	448
Total current	$165,450	$177,736	$159,535
Deferred (prepaid):
Federal	$(27,933)	$(74,263)	$(18,182)
State	541	(1,113)	1,982
Foreign	(24,822)	(2,335)	(1,499)
Total (prepaid) deferred	$(52,214)	$(77,711)	$(17,699)
The Company continues to intend to reinvest certain of its foreign earnings indefinitely. Accordingly, no U.S. income taxes have been provided for approximately $4.4 billion of unremitted earnings of international subsidiaries. As of October 31, 2015, the amount of unrecognized deferred tax liability on these earnings was $1.2 billion.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The significant components of the Company’s deferred tax assets and liabilities for the fiscal years ended October 31, 2015 and November 1, 2014 are as follows:

	2015	2014
Deferred tax assets:
Inventory reserves	$24,009	$25,236
Deferred income on shipments to distributors	40,842	38,025
Reserves for compensation and benefits	45,515	50,895
Tax credit carryovers	64,838	59,909
Stock-based compensation	68,530	74,487
Depreciation	1,840	3,490
Capital loss carryover	—	4,266
Acquisition-related intangibles	6,327	7,030
Other	36,711	22,165
Total gross deferred tax assets	288,612	285,503
Valuation allowance	(52,675)	(52,064)
Total deferred tax assets	235,937	233,439
Deferred tax liabilities:
Depreciation	(50,389)	(43,337)
Undistributed earnings of foreign subsidiaries	(29,471)	(31,904)
Acquisition-related intangibles	(217,961)	(235,569)
Other	(2,971)	(2,236)
Total gross deferred tax liabilities	(300,792)	(313,046)
Net deferred tax liabilities	$(64,855)	$(79,607)
The valuation allowances of $52.7 million and $52.1 million at October 31, 2015 and November 1, 2014, respectively, are valuation allowances primarily for the Company’s state credit carryover. The state credit carryover of $64.8 million will begin to expire in 2016.
As of October 31, 2015, the Company has foreign tax credit carryforwards of $3.1 million to offset future passive income. If not used, these carryforwards will expire between 2019 and 2023.
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
As of October 31, 2015 and November 1, 2014, the Company had a liability of $75.3 million and $63.0 million, respectively, for unrealized tax benefits, all of which, if settled in the Company’s favor, would lower the Company’s effective tax rate in the period recorded. In addition, as of October 31, 2015 and November 1, 2014, the Company had a liability of approximately $16.1 million and $12.0 million, respectively, for interest and penalties. The Company includes interest and penalties related to unrecognized tax benefits within the provision for taxes in the consolidated statements of income. The total liability as of October 31, 2015 and November 1, 2014 of $81.0 million and $70.6 million, respectively, for uncertain tax positions is classified as non-current, and is included in other non-current liabilities, because the Company believes that the ultimate payment or settlement of these liabilities may not occur within the next twelve months. The consolidated statements of income for fiscal year 2015, fiscal 2014 and fiscal 2013 include $4.1 million, $1.9 million and $7.1 million, respectively, of interest and penalties related to these uncertain tax positions. Over the next fiscal year, the Company anticipates the liability to be reduced by $1.3 million for the possible expiration of an income tax statute of limitations.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the changes in the total amounts of unrealized tax benefits for fiscal 2013 through fiscal 2015:

Unrealized Tax Benefits
Balance, November 2, 2013	$68,139
Additions for tax positions related to current year	214
Reductions for tax positions related to prior years	(1,321)
Reductions due to lapse of applicable statute of limitations	(1,568)
Balance, November 1, 2014	$65,464
Additions for tax positions related to current year	524
Additions for tax positions related to prior years	9,799
Reductions for tax positions related to prior years	(2,745)
Reductions due to lapse of applicable statute of limitations	(1,260)
Balance, October 31, 2015	$71,782
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
All of the Company's U.S. federal tax returns prior to fiscal 2012 are no longer subject to examination.
All of the Company's Ireland tax returns prior to fiscal 2011 are no longer subject to examination.

15.	Revolving Credit Facility
On December 19, 2012, the Company entered into a five-year, $500.0 million senior unsecured revolving credit facility with certain institutional lenders (the Credit Agreement). On July 10, 2015, the Company amended and restated the Credit Agreement. The Credit Agreement expires on July 10, 2020 and provides that the Company may borrow up to $750.0 million. To date, the Company has not borrowed under this credit facility but the Company may borrow in the future and use the proceeds for repayment of existing indebtedness, stock repurchases, acquisitions, capital expenditures, working capital and other lawful corporate purposes. Revolving loans under the Credit Agreement (other than swing line loans) bear interest, at the Company's option, at either a rate equal to (a) the Eurodollar Rate (as defined in the Credit Agreement) plus a margin based on the Company's debt rating or (b) the Base Rate (defined as the highest of (i) the Bank of America prime rate, (ii) the Federal Funds Rate (as defined in the Credit Agreement) plus .50% or (iii) one month Eurodollar Rate plus a margin based on the Company's debt rating. The terms of the facility impose restrictions on the Company’s ability to undertake certain transactions, to create certain liens on assets and to incur certain subsidiary indebtedness. In addition, the Credit Agreement contains a consolidated leverage ratio covenant of total consolidated funded debt to consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) of not greater than 3.0 to 1.0. As of October 31, 2015, the Company was compliant with these covenants.

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

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
On April 4, 2011, the Company issued $375.0 million aggregate principal amount of 3.0% senior unsecured notes due April 15, 2016 (the 2016 Notes) with semi-annual fixed interest payments due on April 15 and October 15 of each year, commencing October 15, 2011. The sale of the 2016 Notes was made pursuant to the terms of an underwriting agreement, dated March 30, 2011 between the Company and Credit Suisse Securities (USA) LLC and Merrill Lynch, Pierce, Fenner and Smith Incorporated, as representative of the several underwriters named therein. The net proceeds of the offering were $370.5 million, after issuing at a discount and deducting expenses, underwriting fees and commissions, which will be amortized over the term of the 2016 Notes. The indenture governing the 2016 Notes contains covenants that may limit the Company’s ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of its assets to, any other party. As of October 31, 2015, the Company was compliant with these covenants. The 2016 Notes are subordinated to any future secured debt and to the other liabilities of the Company’s subsidiaries.
On June 3, 2013, the Company issued $500.0 million aggregate principal amount of 2.875% senior unsecured notes due June 1, 2023 (the 2023 Notes) with semi-annual fixed interest payments due on June 1 and December 1 of each year, commencing December 1, 2013. Prior to issuing the 2023 Notes, on April 24, 2013, the Company entered into a treasury rate lock agreement with Bank of America. This agreement allowed the Company to lock a 10-year US Treasury rate of 1.7845% through June 14, 2013 for its anticipated issuance of the 2023 Notes. Upon issuing the 2023 Notes, the Company simultaneously terminated the treasury rate lock agreement resulting in a gain of approximately $11.0 million. This gain will be amortized into interest expense over the 10-year term of the 2023 Notes. The sale of the 2023 Notes was made pursuant to the terms of an underwriting agreement, dated as of May 22, 2013, among the Company and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC, as the representatives of the several underwriters named therein. The net proceeds of the offering were $493.9 million, after discount and issuance costs. Debt discount and issuance costs will be amortized through interest expense over the term of the 2023 Notes. The indenture governing the 2023 Notes contains covenants that may limit the Company's ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of its assets to, any other party. As of October 31, 2015, the Company was compliant with these covenants. The notes are subordinated to any future secured debt and to the other liabilities of the Company's subsidiaries.
On July 22, 2014, the Company entered into a 90-day term loan facility in an aggregate principal amount of $2.0 billion with Credit Suisse AG, as Administrative Agent, and each lender from time to time party thereto (the Term Loan Agreement) to finance the Acquisition. On August 29, 2014 the outstanding principal balance due under the Term Loan Agreement was repaid. Loans under the Term Loan Agreement bore interest at the Eurodollar Rate (as defined in the Term Loan Agreement) plus 1.00% (1.16% as of August 2, 2014). Payments of the principal amounts of revolving loans under the Term Loan Agreement were due no later than October 20, 2014 and did not require interim amortization. Expenses incurred related to the debt were amortized over the 90-day term. The Term Loan Agreement contained customary representations and warranties and affirmative and negative covenants, including, among others, limitations on liens, indebtedness of subsidiaries, mergers and

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other fundamental changes, sales and other dispositions of property or assets and transactions with affiliates. The Term Loan Agreement contained a consolidated leverage ratio covenant of total consolidated funded debt to consolidated EBITDA of not greater than 3.0 to 1.0.
The Company’s principal payments related to its debt obligations are as follows: $375.0 million in fiscal 2016 and $500.0 million in fiscal 2023.

17.	Gain on Sale of Product Line
On October 31, 2013, the Company completed the sale of the assets and intellectual property related to its microphone product line to InvenSense, Inc. (InvenSense). The Company received $100.0 million in cash for the assets and intellectual property and after providing for the write-off of inventory, fixed assets and other costs incurred to complete the transaction, recorded a net gain of $85.4 million in nonoperating income during fiscal 2013. The sale of the assets and intellectual property related to the microphone product line did not qualify as a discontinued operation as it was not considered to be a component of the Company.

18.	Subsequent Events
On November 23, 2015, the Board of Directors of the Company declared a cash dividend of $0.40 per outstanding share of common stock. The dividend will be paid on December 15, 2015 to all shareholders of record at the close of business on December 4, 2015.

ANALOG DEVICES, INC.
SUPPLEMENTARY FINANCIAL INFORMATION
(Unaudited) (thousands, except per share amounts and as noted)
The Company’s fiscal year is the 52-week or 53-week period ending on the Saturday closest to the last day in October. The Company's interim periods operates on a 4-4-5 fiscal calendar, where each fiscal quarter is comprised of two 4-week periods and one 5-week period, with each week ending on a Saturday. The Company's fiscal year quarterly financial information for fiscal 2015 and fiscal 2014 includes results of operations of Hittite from July 22, 2014:

	4Q15	3Q15	2Q15	1Q15	4Q14	3Q14	2Q14	1Q14
Revenue	978,722	863,365	821,019	771,986	814,247	727,752	694,536	628,238
Cost of sales (a)	336,926	294,328	276,197	268,379	328,210	251,462	235,793	219,120
Gross margin	641,796	569,037	544,822	503,607	486,037	476,290	458,743	409,118
% of Revenue	65.6%	65.9%	66.4%	65.2%	59.7%	65.4%	66.1%	65.1%
Research and development	170,736	160,784	154,233	151,706	154,797	140,095	136,203	128,591
Selling, marketing, general and administrative	121,400	120,030	117,371	120,171	121,424	132,989	102,085	98,178
Special charges	—	—	—	—	34,637	—	—	2,685
Other operating expense (b)	223,672	—	—	—	—	—	—	—
Amortization of intangibles	17,358	22,954	24,210	23,796	25,250	660	55	55
Total operating expenses	533,166	303,768	295,814	295,673	336,108	273,744	238,343	229,509
Operating income	108,630	265,269	249,008	207,934	149,929	202,546	220,400	179,609
% of Revenue	11%	31%	30%	27%	18%	28%	32%	29%
Nonoperating (income) expenses:
Interest expense	6,739	6,755	6,880	6,656	13,161	8,178	6,874	6,571
Interest income	(2,343)	(2,229)	(2,009)	(2,044)	(2,046)	(3,442)	(3,401)	(3,284)
Other, net	(443)	1,265	(1,052)	2,552	116	422	(441)	431
Total nonoperating (income) expense	3,953	5,791	3,819	7,164	11,231	5,158	3,032	3,718
Income before income taxes	104,677	259,478	245,189	200,770	138,698	197,388	217,368	175,891
% of Revenue	11%	30%	30%	26%	17%	27%	31%	28%
Provision for income taxes (c)	8,372	43,000	39,851	22,013	30,003	16,782	29,935	23,305
Net income	96,305	216,478	205,338	178,757	108,695	180,606	187,433	152,586
% of Revenue	10%	25%	25%	23%	13%	25%	27%	24%
Basic earnings per share	0.31	0.69	0.66	0.57	0.35	0.57	0.60	0.49
Diluted earnings per share	0.30	0.68	0.65	0.57	0.34	0.57	0.59	0.48
Shares used to compute earnings per share (in thousands):
Basic	312,829	313,877	312,660	311,274	312,815	314,190	313,488	312,286
Diluted	316,571	318,187	317,047	315,684	316,868	318,876	318,347	318,017
Dividends declared per share	0.40	0.40	0.40	0.37	0.37	0.37	0.37	0.34

a) Cost of sales in the fourth quarter of fiscal 2014 includes $53.6 million related to the sale of acquired inventory written up to fair value as a result of the Acquisition.
b) The Company converted the benefits provided to participants in the Company’s Irish defined benefits pension plan to benefits provided under the Company’s Irish defined contribution plan. As a result the Company recorded expenses of $223.7 million, including settlement charges, legal, accounting and other professional fees to settle the pension obligation.
c) Provision for income taxes in the fourth quarter of fiscal 2015 includes a benefit of $13.0 million for the reversal of certain prior period tax liabilities and in the first quarter of fiscal 2015 includes a tax benefit of $7.0 million from the reinstatement of the U.S. federal research and development tax credit in December 2014 retroactive to January 1, 2014 and a tax benefit of $3.8 million as a result of an acquisition accounting adjustment.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Analog’s disclosure controls and procedures as of October 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2015. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated 2013 Framework.
Based on this assessment, our management concluded that, as of October 31, 2015, our internal control over financial reporting is effective based on those criteria.
Our independent registered public accounting firm that audited the financial statements included in this annual report has issued an attestation report on our internal control over financial reporting. This report appears below.
(1) (c) Attestation Report of the Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Analog Devices, Inc.

We have audited Analog Devices, Inc.’s internal control over financial reporting as of October 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). Analog Devices, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Analog Devices, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Analog Devices, Inc. as of October 31, 2015 and November 1, 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended October 31, 2015 of Analog Devices, Inc. and our report dated November 24, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
November 24, 2015

(d) Changes in Internal Controls over Financial Reporting.  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended October 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item relating to our directors and nominees is contained under the caption “Proposal 1 — Election of Directors” contained in our 2016 proxy statement to be filed with the U.S. Securities and Exchange Commission (the SEC) within 120 days after October 31, 2015 and is incorporated herein by reference. Information required by this item relating to our executive officers is contained under the caption “EXECUTIVE OFFICERS OF THE REGISTRANT” in Part I of this Annual Report on Form 10-K and is incorporated herein by reference. Information required by this item relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2016 proxy statement to be filed with the SEC within 120 days after October 31, 2015 and is incorporated herein by reference.
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
During the fourth quarter of fiscal 2015, we made no material change to the procedures by which shareholders may recommend nominees to our Board of Directors, as described in our 2015 proxy statement.
Information required by this item relating to the audit committee of our Board of Directors is contained under the caption “Corporate Governance — Board of Directors Meetings and Committees — Audit Committee” in our 2016 proxy statement to be filed with the SEC within 120 days after October 31, 2015 and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
Information required by this item is contained under the captions “Corporate Governance — Director Compensation” and “Information About Executive Compensation” in our 2016 proxy statement to be filed with the SEC within 120 days after October 31, 2015 and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item relating to security ownership of certain beneficial owners and management is contained under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2016 proxy statement to be filed with the SEC within 120 days after October 31, 2015 and is incorporated herein by reference. Information required by this item relating to securities authorized for issuance under equity compensation plans is contained under the caption “Information About Executive Compensation — Securities Authorized for Issuance Under Equity Compensation Plans” in our 2016 proxy statement to be filed with the SEC within 120 days after October 31, 2015 and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item relating to transactions with related persons is contained under the caption “Corporate Governance — Certain Relationships and Related Transactions” in our 2016 proxy statement to be filed with the SEC within 120 days after October 31, 2015 and is incorporated herein by reference. Information required by this item relating to director independence is contained under the caption “Corporate Governance — Determination of Independence” in our 2016 proxy statement to be filed with the SEC within 120 days after October 31, 2015 and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this item is contained under the caption “Corporate Governance — Independent Registered Public Accounting Firm Fees and Other Matters” in our 2016 proxy statement to be filed with the SEC within 120 days after October 31, 2015 and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements
The following consolidated financial statements are included in Item 8 of this Annual Report on Form 10-K:

—	Consolidated Statements of Income for the years ended October 31, 2015, November 1, 2014 and November 2, 2013

—	Consolidated Statements of Comprehensive Income for the years ended October 31, 2015, November 1, 2014 and November 2, 2013

—	Consolidated Balance Sheets as of October 31, 2015 and November 1, 2014

—	Consolidated Statements of Shareholders’ Equity for the years ended October 31, 2015, November 1, 2014 and November 2, 2013

—	Consolidated Statements of Cash Flows for the years ended October 31, 2015, November 1, 2014 and November 2, 2013

(b)	Financial Statement Schedules
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

ANALOG DEVICES, INC.
ANNUAL REPORT ON FORM 10-K
YEAR ENDED OCTOBER 31, 2015
ITEM 15(b)
FINANCIAL STATEMENT SCHEDULE

ANALOG DEVICES, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Years ended October 31, 2015, November 1, 2014 and November 2, 2013

(dollar amounts in thousands)

Description	Balance at Beginning of Period	Additions (Reductions) Charged to Income Statement	Other	Deductions	Balance at End of Period
Accounts Receivable Reserves and Allowances:
Year ended November 2, 2013	$2,721	$1,789	$—	$1,917	$2,593
Year ended November 1, 2014	$2,593	$4,563	$—	$4,237	$2,919
Year ended October 31, 2015	$2,919	$2,686	$—	$3,524	$2,081
Valuation Reserve for Deferred Tax Asset:
Year ended November 2, 2013	$37,350	$6,152	$—	$—	$43,502
Year ended November 1, 2014	$43,502	$4,297	$4,265	$—	$52,064
Year ended October 31, 2015	$52,064	$4,876	$—	$4,265	$52,675

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANALOG DEVICES, INC.

By:	/s/ VINCENT T. ROCHE
Vincent T. Roche President and Chief Executive Officer (Principal Executive Officer)
Date: November 24, 2015

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ray Stata	Chairman of the Board	November 24, 2015
Ray Stata

/s/ Vincent T. Roche	President and Chief Executive Officer and Director (Principal Executive Officer)	November 24, 2015
Vincent T. Roche

/s/ David A. Zinsner	Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	November 24, 2015
David A. Zinsner

/s/ Eileen Wynne	Vice President and Chief Accounting Officer (Principal Accounting Officer)	November 24, 2015
Eileen Wynne

/s/ Richard M. Beyer	Director	November 24, 2015
Richard M. Beyer

/s/ James A. Champy	Director	November 24, 2015
James A. Champy

/s/ Bruce R. Evans	Director	November 24, 2015
Bruce R. Evans

/s/ Edward H. Frank	Director	November 24, 2015
Edward H. Frank

/s/ John C. Hodgson	Director	November 24, 2015
John C. Hodgson

/s/ Yves-Andre Istel	Director	November 24, 2015
Yves-Andre Istel

/s/ Neil Novich	Director	November 24, 2015
Neil Novich

Name	Title	Date

/s/ Kenton J. Sicchitano	Director	November 24, 2015
Kenton J. Sicchitano

/s/ Lisa T. Su	Director	November 24, 2015
Lisa T. Su

Exhibit Index

Exhibit No.	Description
3.1
Restated Articles of Organization of Analog Devices, Inc., as amended, filed as exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 2008 (File No. 1-7819) as filed with the Commission on May 20, 2008 and incorporated herein by reference.

3.2
Amendment to Restated Articles of Organization of Analog Devices, Inc., filed as exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 1-7819) as filed with the Commission on December 8, 2008 and incorporated herein by reference.

3.3
Amended and Restated By-Laws of Analog Devices, Inc., filed as exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 1-7819) as filed with the Commission on January 28, 2010 and incorporated herein by reference.

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

*10.3
Second Amendment to the Analog Devices, Inc. Amended and Restated Deferred Compensation Plan, filed as exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 1, 2015 (File No. 1-7819) as filed with the Commission on August 18, 2015 and incorporated herein by reference.

*10.4
Trust Agreement for Deferred Compensation Plan dated as of October 1, 2003 between Analog Devices, Inc. and Fidelity Management Trust Company, filed as exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended November 1, 2003 (File No. 1-7819) as filed with the Commission on December 23, 2003 and incorporated herein by reference.

*10.5
First Amendment to Trust Agreement for Deferred Compensation Plan between Analog Devices, Inc. and Fidelity Management Trust Company dated as of January 1, 2005, filed as exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended October 28, 2006 (File No. 1-7819) as filed with the Commission on November 20, 2006 and incorporated herein by reference.

*10.6
Second Amendment to Trust Agreement for Deferred Compensation Plan between Analog Devices, Inc. and Fidelity Management Trust Company dated as of December 10, 2007, filed as exhibit 10.41 to the Company's Annual Report on Form 10-K for the fiscal year ended November 1, 2008 (File No. 1-7819) as filed with the Commission on November 25, 2008 and incorporated herein by reference.

*10.7
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
*10.9
Amended and Restated 2006 Stock Incentive Plan of Analog Devices, Inc., filed as exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 2, 2015 (File No. 1-7819) as filed with the Commission on May 19, 2015 and incorporated herein by reference.

*10.10
Form of Global Non-Qualified Stock Option Agreement for Employees for usage under the Company's Amended and Restated 2006 Stock Incentive Plan, filed as exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 2, 2015 (File No. 1-7819) as filed with the Commission on May 19, 2015 and incorporated herein by reference.

*10.11
Form of Non-Qualified Stock Option Agreement for Directors for usage under the Company's Amended and Restated 2006 Stock Incentive Plan, filed as exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 2, 2015 (File No. 1-7819) as filed with the Commission on May 19, 2015 and incorporated herein by reference.

*10.12
Form of Global Restricted Stock Unit Agreement for Employees for usage under the Company's Amended and Restated 2006 Stock Incentive Plan, filed as exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 2, 2015 (File No. 1-7819) as filed with the Commission on May 19, 2015 and incorporated herein by reference.

*10.13
Form of Performance Restricted Stock Unit Agreement for Employees for usage under the Company's Amended and Restated 2006 Stock Incentive Plan, filed as exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 2, 2015 (File No. 1-7819) as filed with the Commission on May 19, 2015 and incorporated herein by reference.

*10.14
Form of Restricted Stock Unit Agreement for Directors for usage under the Company's Amended and Restated 2006 Stock Incentive Plan, filed as exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 2, 2015 (File No. 1-7819) as filed with the Commission on May 19, 2015 and incorporated herein by reference.

*10.15
Analog Devices BV (Ireland) Employee Stock Option Program, as amended, filed as exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended November 2, 2002 (File No. 1-7819) as filed with the Commission on January 29, 2003 and incorporated herein by reference.

*10.16
2015 Executive Performance Incentive Plan, filed as exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended November 1, 2014 (File No. 1-7819) as filed with the Commission on December, 10, 2014 and incorporated herein by reference.

†*10.17	2016 Executive Performance Incentive Plan.
*10.18
Analog Devices, Inc. Executive Section 162(m) plan, as amended, filed as exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 2013 (File No. 1-7819) as filed with the Commission on May 21, 2013 and incorporated herein by reference.

*10.19
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

*10.23
Form of Indemnification Agreement for Directors and Officers, filed as exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended November 1, 2008 (File No. 1-7819) as filed with the Commission on November 25, 2008 and incorporated herein by reference.

*10.24
Employment Agreement between Hittite Microwave Corporation and Rick D. Hess dated March 13, 2013, filed as exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2015 (File No. 1-7819) as filed with the Commission on February 17, 2015 and incorporated herein by reference.

*10.25
Amendment No. 1 to Employment Agreement between Hittite Microwave Corporation and Rick D. Hess dated August 27, 2013, filed as exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the the fiscal quarter ended January 31, 2015 (File No. 1-7819) as filed with the Commission on February 17, 2015 and incorporated herein by reference.

*10.26
Amendment No. 2 to Employment Agreement between Hittite Microwave Corporation and Rick D. Hess dated April 14, 2014, filed as exhibit 10.2 to Hittite Microwave Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014 (File No. 000-51448) as filed with the Commission on May 6, 2014 and incorporated herein by reference.

Exhibit No.	Description
*10.27
Amendment No. 3 to Employment Agreement with Rick D. Hess dated June 9, 2014, filed as exhibit d(3) to the Company's Tender Offer Statement on Schedule TO-T (File No, 005-81515) as filed with the Commission on June 23, 2014 and incorporated herein by reference.

*10.28
Amendment No. 4 to Employment Agreement with Rick D. Hess dated June 9, 2014, filed as exhibit d(4) to the Company’s Tender Offer Statement on Schedule TO-T (File No. 005-81515) as filed with the Commission on June 23, 2014 and incorporated herein by reference.

*10.29
Amendment No. 5 to Employment Agreement with Rick D. Hess dated October 31, 2014, filed as exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2015 (File No. 1-7819) as filed with the Commission on February 17, 2015 and incorporated herein by reference.

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
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income for the years ended October 31, 2015, November 1, 2014 and November 2, 2013, (ii) Consolidated Balance Sheets as of October 31, 2015 and November 1, 2014, (iii) Consolidated Statements of Shareholders’ Equity for the years ended October 31, 2015, November 1, 2014 and November 2, 2013, (iv) Consolidated Statements of Comprehensive Income for the years ended October 31, 2015, November 1, 2014 and November 2, 2013, (v) Consolidated

Statements of Cash Flows for the years ended October 31, 2015, November 1, 2014 and November 2, 2013, (vi) Notes to Consolidated Financial Statements for the years ended October 31, 2015, November 1, 2014 and November 2, 2013.