Form 10-Q
period 2016-01-30
ANALOG DEVICES INC
filed 2016-02-17
CIK 6281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 30, 2016
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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐    NO  ☑
As of January 30, 2016 there were 310,019,122 shares of common stock of the registrant, $0.16 2/3 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ANALOG DEVICES, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (thousands, except per share amounts)

	Three Months Ended
	January 30, 2016	January 31, 2015
Revenue	$769,429	$771,986
Cost of sales (1)	292,136	268,379
Gross margin	477,293	503,607
Operating expenses:
Research and development (1)	157,428	151,706
Selling, marketing, general and administrative (1)	107,462	120,171
Amortization of intangibles	17,358	23,796
	282,248	295,673
Operating income	195,045	207,934
Nonoperating expense (income):
Interest expense	13,062	6,656
Interest income	(3,199)	(2,044)
Other, net	3,005	2,552
	12,868	7,164
Income before income taxes	182,177	200,770
Provision for income taxes	17,673	22,013
Net income	$164,504	$178,757
Shares used to compute earnings per share – basic	311,166	311,274
Shares used to compute earnings per share – diluted	314,793	315,684
Basic earnings per share	$0.53	$0.57
Diluted earnings per share	$0.52	$0.57
Dividends declared and paid per share	$0.40	$0.37
(1) Includes stock-based compensation expense as follows:
Cost of sales	$2,092	$2,392
Research and development	$6,704	$6,874
Selling, marketing, general and administrative	$6,813	$11,105
See accompanying notes.

ANALOG DEVICES, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) (thousands)

	Three Months Ended
	January 30, 2016	January 31, 2015
Net income	$164,504	$178,757
Foreign currency translation adjustments	(8,114)	(8,863)
Change in fair value of available-for-sale securities classified as short-term investments (net of taxes of $0 and $28, respectively)	(75)	(306)
Change in fair value of derivative instruments designated as cash flow hedges (net of taxes of $357 and $14,892, respectively)	(1,580)	(31,826)
Changes in pension plans including prior service cost, transition obligation, net actuarial loss and foreign currency translation adjustments (net of taxes of $50 and $282 respectively)	813	17,100
Other comprehensive loss	(8,956)	(23,895)
Comprehensive income	$155,548	$154,862

See accompanying notes.

ANALOG DEVICES, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (thousands, except share and per share amounts)

	January 30, 2016	October 31, 2015 (as adjusted Note 1)
ASSETS
Current Assets
Cash and cash equivalents	$1,470,442	$884,353
Short-term investments	2,319,026	2,144,575
Accounts receivable, net	375,087	466,527
Inventories (1)	404,852	412,314
Deferred tax assets	—	129,241
Prepaid income tax	33,212	1,941
Prepaid expenses and other current assets	41,515	40,597
Total current assets	4,644,134	4,079,548
Property, Plant and Equipment, at Cost
Land and buildings	561,347	559,660
Machinery and equipment	1,942,684	1,932,727
Office equipment	53,868	54,099
Leasehold improvements	55,207	55,609
	2,613,106	2,602,095
Less accumulated depreciation and amortization	1,979,744	1,957,985
Net property, plant and equipment	633,362	644,110
Other Assets
Deferred compensation plan investments	23,329	23,753
Other investments	22,992	17,482
Goodwill	1,631,233	1,636,526
Intangible assets, net	564,839	583,517
Deferred tax assets	36,918	33,280
Other assets	41,274	40,561
Total other assets	2,320,585	2,335,119
	$7,598,081	$7,058,777
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$138,302	$174,247
Deferred income on shipments to distributors, net	298,272	300,087
Income taxes payable	8,122	15,062
Debt, current	—	374,594
Accrued liabilities	149,409	249,595
Total current liabilities	594,105	1,113,585
Non-current liabilities
Long-term debt	1,730,948	495,341
Deferred income taxes	128,572	227,376
Deferred compensation plan liability	23,329	23,753
Other non-current liabilities	126,265	125,763
Total non-current liabilities	2,009,114	872,233
Commitments and contingencies
Shareholders’ Equity
Preferred stock, $1.00 par value, 471,934 shares authorized, none outstanding	—	—
Common stock, $0.16 2/3 par value, 1,200,000,000 shares authorized, 310,019,122 shares issued and outstanding (312,060,682 on October 31, 2015)	51,671	52,011
Capital in excess of par value	525,837	634,484
Retained earnings	4,477,161	4,437,315
Accumulated other comprehensive loss	(59,807)	(50,851)
Total shareholders’ equity	4,994,862	5,072,959
	$7,598,081	$7,058,777

(1)	Includes $2,853 and $2,923 related to stock-based compensation at January 30, 2016 and October 31, 2015, respectively.
See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(thousands)

	Three Months Ended
	January 30, 2016	January 31, 2015
Cash flows from operating activities:
Net income	$164,504	$178,757
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	33,209	31,773
Amortization of intangibles	18,347	24,739
Stock-based compensation expense	15,609	20,371
Loss on extinguishment of debt	3,290	—
Excess tax benefit-stock options	(986)	(4,635)
Deferred income taxes	(7,717)	(2,915)
Other non-cash activity	744	3,743
Changes in operating assets and liabilities	(7,295)	(83,180)
Total adjustments	55,201	(10,104)
Net cash provided by operating activities	219,705	168,653
Cash flows from investing activities:
Purchases of short-term available-for-sale investments	(1,632,014)	(1,211,021)
Maturities of short-term available-for-sale investments	1,409,538	701,149
Sales of short-term available-for-sale investments	47,950	583,750
Additions to property, plant and equipment	(23,128)	(23,760)
Payments for acquisitions, net of cash acquired	—	(118)
Increase in other assets	(6,711)	(3,729)
Net cash (used for) provided by investing activities	(204,365)	46,271
Cash flows from financing activities:
Early termination of debt	(378,156)	—
Payments of derivative instruments	(33,430)	—
Proceeds from debt	1,235,331	—
Dividend payments to shareholders	(124,658)	(115,084)
Repurchase of common stock	(131,977)	(59,636)
Proceeds from employee stock plans	6,229	42,793
Changes in other financing activities	(2,544)	(3,988)
Excess tax benefit-stock options	986	4,635
Net cash provided by (used for) financing activities	571,781	(131,280)
Effect of exchange rate changes on cash	(1,032)	(2,675)
Net increase in cash and cash equivalents	586,089	80,969
Cash and cash equivalents at beginning of period	884,353	569,233
Cash and cash equivalents at end of period	$1,470,442	$650,202
See accompanying notes.

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 30, 2016
(all tabular amounts in thousands except per share amounts and percentages)

Note 1 – Basis of Presentation
In the opinion of management, the information furnished in the accompanying condensed consolidated financial statements reflects all normal recurring adjustments that are necessary to fairly state the results for these interim periods and should be read in conjunction with Analog Devices, Inc.’s (the Company) Annual Report on Form 10-K for the fiscal year ended October 31, 2015 (fiscal 2015) and related notes. The results of operations for the interim periods shown in this report are not necessarily indicative of the results that may be expected for the fiscal year ending October 29, 2016 (fiscal 2016) or any future period.
Certain amounts reported in previous periods have been reclassified to conform to the fiscal 2016 presentation. As further discussed in Note 16, the Company adopted the Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2015-03, Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03), in the first quarter of fiscal 2016. As shown in the table below, pursuant to the guidance in ASU 2015-03 the Company has reclassified unamortized debt issuance costs associated with its senior notes in the Condensed Consolidated Balance Sheet as of October 31, 2015 as follows (in thousands):

	October 30, 2015 as presented	Reclassifications	October 31, 2015 as adjusted
Other assets	$43,962	$(3,401)	$40,561
Total other assets	$2,338,520	$(3,401)	$2,335,119
Total assets	$7,062,178	$(3,401)	$7,058,777
Current debt	$374,839	$(245)	$374,594
Current liabilities	$1,113,830	$(245)	$1,113,585
Long-term debt	$498,497	$(3,156)	$495,341
Total non current liabilities	$875,389	$(3,156)	$872,233
Total liabilities and shareholders equity	$7,062,178	$(3,401)	$7,058,777
The Company has a 52-53 week fiscal year that ends on the Saturday closest to the last day in October. Fiscal 2016 and fiscal 2015 are 52-week fiscal years.

Note 2 – Revenue Recognition
Revenue from product sales to customers is generally recognized when title passes, which is upon shipment in the U.S. and in certain foreign countries. Revenue from product sales to customers in other foreign countries is recognized subsequent to product shipment. Title for shipments to these other foreign countries ordinarily passes within a week of shipment. Accordingly, the Company defers the revenue recognized relating to these other foreign countries until title has passed. For multiple element arrangements, the Company allocates arrangement consideration among the elements based on the relative fair values of those elements as determined using vendor-specific objective evidence or third-party evidence. The Company uses its best estimate of selling price to allocate arrangement consideration between the deliverables in cases where neither vendor-specific objective evidence nor third-party evidence is available. A reserve for sales returns and allowances for customers is recorded based on historical experience or specific identification of an event necessitating a reserve.
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
As of January 30, 2016 and October 31, 2015, the Company had gross deferred revenue of $376.4 million and $379.9 million, respectively, and gross deferred cost of sales of $78.1 million and $79.8 million, respectively.
The Company generally offers a twelve-month warranty for its products. The Company’s warranty policy provides for replacement of defective products. Specific accruals are recorded for known product warranty issues. Product warranty expenses during each of the three-month periods ended January 30, 2016 and January 31, 2015 were not material.

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
Modification of Awards — The Company has from time to time modified the vesting terms of its equity awards to employees and directors. The modifications made to the Company’s equity awards in the first three months of fiscal 2016 or fiscal 2015 did not result in significant incremental compensation costs, either individually or in the aggregate.

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
Information pertaining to the Company’s stock option awards and the related estimated weighted-average assumptions to calculate the fair value of stock options using the Black-Scholes valuation model granted during the three-month periods ended January 30, 2016 and January 31, 2015 are as follows:

	Three Months Ended
Stock Options	January 30, 2016	January 31, 2015
Options granted (in thousands)	36	55
Weighted-average exercise price	$54.88	$51.23
Weighted-average grant-date fair value	$12.16	$7.28
Assumptions:
Weighted-average expected volatility	31.3%	23.5%
Weighted-average expected term (in years)	5.3	5.3
Weighted-average risk-free interest rate	1.7%	1.6%
Weighted-average expected dividend yield	2.9%	2.9%
The Company utilizes the Monte Carlo simulation valuation model to value market-based restricted stock units. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the performance conditions stipulated in the award grant and calculates the fair market value for the market-based restricted stock units granted. The Monte Carlo simulation model also uses stock price volatility and other variables to estimate the probability of satisfying the performance conditions, including the possibility that the market condition may not be satisfied, and the resulting fair value of the award. Market-based restricted stock units were not granted during the three-month periods ended January 30, 2016 or January 31, 2015.
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
Stock-Based Compensation Expense

The amount of stock-based compensation expense recognized during a period is based on the value of the awards that are ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock-based award. Based on an analysis of its historical forfeitures, the Company has applied an annual forfeiture rate of 4.7% to all unvested stock-based awards as of January 30, 2016. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those options that vest.
Additional paid-in-capital (APIC) Pool
The APIC pool represents the excess tax benefits related to share-based compensation that are available to absorb future tax deficiencies. If the amount of future tax deficiencies is greater than the available APIC pool, the Company records the excess as income tax expense in its condensed consolidated statements of income. During the three-month periods ended January 30, 2016 and January 31, 2015, the Company had a sufficient APIC pool to cover any tax deficiencies recorded and as a result, these deficiencies did not affect its results of operations.
Stock-Based Compensation Activity
A summary of the activity under the Company’s stock option plans as of January 30, 2016 and changes during the three-month period then ended is presented below:

Activity during the Three Months Ended January 30, 2016	Options Outstanding (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at October 31, 2015	12,181	$41.60
Options granted	36	$54.88
Options exercised	(181)	$34.51
Options forfeited	(105)	$51.08
Options expired	(7)	$39.00
Options outstanding at January 30, 2016	11,924	$41.67	5.9	$151,932
Options exercisable at January 30, 2016	6,591	$34.35	4.2	$128,578
Options vested or expected to vest at January 30, 2016 (1)	11,556	$41.32	5.8	$150,860

(1)
In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. The number of options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

During the three months ended January 30, 2016, the total intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) was $4.3 million, and the total amount of proceeds received by the Company from the exercise of these options was $6.2 million.
During the three months ended January 31, 2015, the total intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) was $29.7 million, and the total amount of proceeds received by the Company from the exercise of these options was $42.8 million.
A summary of the Company’s restricted stock unit award activity as of January 30, 2016 and changes during the three-month period then ended is presented below:

Activity during the Three Months Ended January 30, 2016	Restricted Stock Units Outstanding (in thousands)	Weighted- Average Grant- Date Fair Value Per Share
Restricted stock units outstanding at October 31, 2015	2,698	$47.59
Units granted	84	$53.40
Restrictions lapsed	(135)	$47.48
Forfeited	(47)	$49.01
Restricted stock units outstanding at January 30, 2016	2,600	$47.76

As of January 30, 2016, there was $95.3 million of total unrecognized compensation cost related to unvested share-based awards comprised of stock options and restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.3 years. The total grant-date fair value of shares that vested during the three-month period ended January 30, 2016 was approximately $9.3 million. The total grant-date fair value of shares that vested during the three-month period ended January 31, 2015 was approximately $16.6 million.

Note 4 – Common Stock Repurchase
The Company’s common stock repurchase program has been in place since August 2004. In the aggregate, the Board of Directors has authorized the Company to repurchase $5.6 billion of the Company’s common stock under the program. Under the program, the Company may repurchase outstanding shares of its common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of the Company’s Board of Directors, the repurchase program will expire when the Company has repurchased all shares authorized under the program. As of January 30, 2016, the Company had repurchased a total of approximately 143.0 million shares of its common stock for approximately $5.2 billion under this program. As of January 30, 2016, an additional $414.9 million remains available for repurchase of shares under the current authorized program. The repurchased shares are held as authorized but unissued shares of common stock. The Company also, from time to time, repurchases shares in settlement of employee minimum tax withholding obligations due upon the vesting of restricted stock units. The withholding amount is based on the employee's minimum statutory withholding requirement. Any future common stock repurchases will be dependent upon several factors, including the Company's financial performance, outlook, liquidity and the amount of cash the Company has available in the United States.

Note 5 – Accumulated Other Comprehensive Income (Loss)

The following table provides the changes in accumulated other comprehensive income (loss) (OCI) by component and the related tax effects during the first three months of fiscal 2016.

	Foreign currency translation adjustment	Unrealized holding gains on available for sale securities classified as short-term investments	Unrealized holding (losses) on available for sale securities classified as short-term investments	Unrealized holding gains (losses) on derivatives	Pension plans	Total
October 31, 2015	$(18,057)	$216	$(544)	$(17,692)	$(14,774)	$(50,851)
Other comprehensive income (loss) before reclassifications	(8,114)	(78)	3	(5,156)	692	(12,653)
Amounts reclassified out of other comprehensive income (loss)	—	—	—	3,219	171	3,390
Tax effects	—	12	(12)	357	(50)	307
Other comprehensive income (loss)	(8,114)	(66)	(9)	(1,580)	813	(8,956)
January 30, 2016	$(26,171)	$150	$(553)	$(19,272)	$(13,961)	$(59,807)

The amounts reclassified out of accumulated other comprehensive income (loss) with presentation location during each period were as follows:

	Three Months Ended
Comprehensive Income Component	January 30, 2016	January 31, 2015	Location
Unrealized holding (losses) gains on derivatives
Currency forwards	$1,479	$2,362	Cost of sales
	663	1,395	Research and development
	794	2,490	Selling, marketing, general and administrative
	—	(1,466)	(a)
Treasury rate lock	(274)	(274)	Interest expense
Swap rate lock	557	—	Interest expense
	3,219	4,507	Total before tax
	(510)	98	Tax
	$2,709	$4,605	Net of tax

Amortization of pension components
Transition obligation	$4	$5	(b)
Prior service credit	—	(62)	(b)
Actuarial losses	167	1,938	(b)
	171	1,881	Total before tax
	(50)	(282)	Tax
	$121	$1,599	Net of tax

Total amounts reclassified out of accumulated other comprehensive income (loss), net of tax	$2,830	$6,204
______________
a) The gain related to a fixed asset purchase was reclassified out of accumulated other comprehensive income (loss) to fixed assets which will depreciate into earnings over its expected useful life.
b) The amortization of pension components is included in the computation of net periodic pension cost. For further information see Note 13, Retirement Plans, contained in Item 8 of the Annual Report on Form 10-K for the fiscal year ended October 31, 2015.

The Company estimates $3.1 million of forward foreign currency derivative instruments included in OCI will be reclassified into earnings within the next twelve months. There was no ineffectiveness in the three-month periods ended January 30, 2016 and January 31, 2015.
Gross unrealized gains and losses on available-for-sale securities classified as short-term investments at January 30, 2016 and October 31, 2015 are as follows:

	January 30, 2016	October 31, 2015
Unrealized gains on securities classified as short-term investments	$155	$233
Unrealized losses on securities classified as short-term investments	(581)	(584)
Net unrealized losses on securities classified as short-term investments	$(426)	$(351)
As of January 30, 2016, the Company held 76 investment securities, 55 of which were in an unrealized loss position with gross unrealized loss of $0.6 million and an aggregate fair value of $2.5 billion. As of October 31, 2015, the Company held 76 investment securities, 23 of which were in an unrealized loss position with gross unrealized loss of $0.6 million and an aggregate fair value of $823.4 million. These unrealized losses were primarily related to corporate obligations that earn lower interest rates than current market rates. None of these investments have been in a loss position for more than twelve months. As the Company does not intend to sell these investments and it is unlikely that the Company will be required to sell the investments before recovery of their amortized basis, which will be at maturity, the Company does not consider those investments to be other-than-temporarily impaired at January 30, 2016 and October 31, 2015.
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
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	January 30, 2016	January 31, 2015
Net Income	$164,504	$178,757
Basic shares:
Weighted-average shares outstanding	311,166	311,274
Earnings per share basic:	$0.53	$0.57
Diluted shares:
Weighted-average shares outstanding	311,166	311,274
Assumed exercise of common stock equivalents	3,627	4,410
Weighted-average common and common equivalent shares	314,793	315,684
Earnings per share diluted:	$0.52	$0.57
Anti-dilutive shares related to:
Outstanding stock options	2,597	2,205

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
The following tables display the special charges taken for ongoing actions and a roll-forward from October 31, 2015 to January 30, 2016 of the employee separation and exit cost accruals established related to these actions.

Reduction of Operating Costs
Statements of Income	Fiscal 2014
Workforce reductions	$37,873
Facility closure costs	459
Non-cash impairment charge	433
Change in estimates	(1,443)
Total Charges	$37,322

Accrued Restructuring	Reduction of Operating Costs
Balance at October 31, 2015	$5,877
Severance payments	(1,984)
Effect of foreign currency on accrual	1
Balance at January 30, 2016	$3,894

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

Note 8 – Segment Information
In the first quarter of fiscal 2016, the Company implemented an organizational change designed to accelerate the Company's capability as a solutions provider to the rapidly evolving market for applications referred to as the Internet of Things. As a result of this organizational change, the Company re-evaluated its reporting structure and concluded that the Company continues to operate in one reportable segment based on the aggregation of seven operating segments. The Company designs, develops, manufactures and markets a broad range of integrated circuits (ICs). The Chief Executive Officer has been identified as the Company's Chief Operating Decision Maker. The Company has determined that all of the Company's operating segments share the following similar economic characteristics, and therefore meet the criteria established for operating segments to be aggregated into one reportable segment, namely:
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
•The integrated circuits marketed by each of the Company's operating segments are sold globally through a direct sales force, third-party distributors, independent sales representatives and via the Company's website to the same types of customers.
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

	Three Months Ended
	January 30, 2016			January 31, 2015
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue
Industrial	$349,134	45%	(1)%	$352,779	46%
Automotive	126,631	16%	2%	123,938	16%
Consumer	125,702	16%	32%	95,546	12%
Communications	167,962	22%	(16)%	199,723	26%
Total revenue	$769,429	100%	—%	$771,986	100%
____________
* The sum of the individual percentages does not equal the total due to rounding.
Revenue Trends by Geographic Region
Revenue by geographic region, based on the primary location of the Company's customers’ design activity for its products, for the three-month periods ended January 30, 2016 and January 31, 2015 were as follows:

	Three Months Ended
Region	January 30, 2016	January 31, 2015
United States	$266,669	$234,647
Rest of North and South America	20,712	23,160
Europe	216,716	238,581
Japan	70,222	82,668
China	138,723	130,719
Rest of Asia	56,387	62,211
Total revenue	$769,429	$771,986
In the three-month periods ended January 30, 2016 and January 31, 2015, the predominant country comprising “Rest of North and South America” is Canada; the predominant countries comprising “Europe” are Germany, Sweden, France and the United Kingdom; and the predominant countries comprising “Rest of Asia” are South Korea and Taiwan.

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
The tables below, set forth by level, presents the Company’s financial assets and liabilities, excluding accrued interest components that are accounted for at fair value on a recurring basis as of January 30, 2016 and October 31, 2015. The tables exclude cash on hand and assets and liabilities that are measured at historical cost or any basis other than fair value. As of January 30, 2016 and October 31, 2015, the Company held $70.1 million and $76.4 million, respectively, of cash and held-to-maturity investments that were excluded from the tables below.

	January 30, 2016
	Fair Value measurement at Reporting Date using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents:
Available-for-sale:
Institutional money market funds	$196,254	$—	$—	$196,254
Corporate obligations (1)	—	1,204,024	—	1,204,024
Short-term investments:
Available-for-sale:
Securities with one year or less to maturity:
Corporate obligations (1)	—	1,879,239	—	1,879,239
Floating rate notes, issued at par	—	99,738	—	99,738
Floating rate notes (1)	—	340,049	—	340,049
Other assets:
Deferred compensation investments	23,673	—	—	23,673
Total assets measured at fair value	$219,927	$3,523,050	$—	$3,742,977
Liabilities
Contingent consideration	—	—	2,716	2,716
Forward foreign currency exchange contracts (2)	—	4,646	—	4,646
Total liabilities measured at fair value	$—	$4,646	$2,716	$7,362

(1)	The amortized cost of the Company’s investments classified as available-for-sale as of January 30, 2016 was $3.4 billion.

(2)	The Company has a master netting arrangement by counterparty with respect to derivative contracts. See Note 10, Derivatives, for more information related to the Company's master netting arrangements.

	October 31, 2015
	Fair Value measurement at Reporting Date using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents:
Available-for-sale:
Institutional money market funds	$198,853	$—	$—	$198,853
Corporate obligations (1)	—	609,082	—	609,082
Short-term investments:
Available-for-sale:
Securities with one year or less to maturity:
Corporate obligations (1)	—	1,899,374	—	1,899,374
Floating rate notes, issued at par	—	99,648	—	99,648
Floating rate notes (1)	—	145,553	—	145,553
Other assets:
Deferred compensation investments	24,124	—	—	24,124
Total assets measured at fair value	$222,977	$2,753,657	$—	$2,976,634
Liabilities
Contingent consideration	—	—	2,843	2,843
Forward foreign currency exchange contracts (2)	—	3,083	—	3,083
Interest rate swap agreements	—	32,737	—	32,737
Total liabilities measured at fair value	$—	$35,820	$2,843	$38,663

(1)	The amortized cost of the Company’s investments classified as available-for-sale as of October 31, 2015 was $2.6 billion.

(2)	The Company has a master netting arrangement by counterparty with respect to derivative contracts. See Note 10, Derivatives, for more information related to the Company's master netting arrangements.
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
The following table summarizes the change in the fair value of the contingent consideration measured using significant unobservable inputs (Level 3) from October 31, 2015 to January 30, 2016:

Contingent Consideration
Balance as of October 31, 2015	$2,843
Fair value adjustment (1)	(22)
Effect of foreign currency	(105)
Balance as of January 30, 2016	$2,716

(1) Recorded in research and development expense in the Company's condensed consolidated statements of income.
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
On April 4, 2011, the Company issued $375.0 million aggregate principal amount of 3.0% senior unsecured notes due April 15, 2016 (the 2016 Notes) with semi-annual fixed interest payments due on April 15 and October 15 of each year, commencing October 15, 2011. In December 2015, the Company redeemed the 2016 Notes. Based on quotes received from third-party banks, the fair value of the 2016 Notes as of October 31, 2015 was $378.6 million, and was classified as a Level 1 measurement according to the fair value hierarchy.
On June 3, 2013, the Company issued $500.0 million aggregate principal amount of 2.875% senior unsecured notes due June 1, 2023 (the 2023 Notes) with semi-annual fixed interest payments due on June 1 and December 1 of each year, commencing December 1, 2013. Based on quotes received from third-party banks, the fair value of the 2023 Notes as of January 30, 2016 and October 31, 2015 was $485.3 million and $480.9 million, respectively, and is classified as a Level 1 measurement according to the fair value hierarchy.
On December 14, 2015, the Company issued $850.0 million aggregate principal amount of 3.9% senior unsecured notes due December 15, 2025 (the 2025 Notes) and $400.0 million aggregate principal amount of 5.3% senior unsecured notes due December 15, 2045 (the 2045 Notes) with semi-annual fixed interest payments due on June 15 and December 15 of each year, commencing June 15, 2016. Based on quotes received from third-party banks, the fair value of the 2025 Notes and 2045 Notes as of January 30, 2016 was $876.7 million and $421.7 million, respectively, and are classified as a Level 1 measurements according to the fair value hierarchy.

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
The total notional amounts of forward foreign currency derivative instruments designated as hedging instruments of cash flow hedges denominated in Euros, British Pounds, Philippine Pesos and Japanese Yen as of January 30, 2016 and October 31, 2015 was $165.7 million and $163.9 million, respectively. The fair values of forward foreign currency derivative instruments designated as hedging instruments in the Company’s condensed consolidated balance sheets as of January 30, 2016 and October 31, 2015 were as follows:

		Fair Value At
	Balance Sheet Location	January 30, 2016	October 31, 2015
Forward foreign currency exchange contracts	Accrued liabilities	$4,592	$3,091
Additionally, the Company enters into forward foreign currency contracts that economically hedge the gains and losses generated by the re-measurement of certain recorded assets and liabilities in a non-functional currency. Changes in the fair value of these undesignated hedges are recognized in other (income) expense immediately as an offset to the changes in the fair value of the asset or liability being hedged. As of January 30, 2016 and October 31, 2015, the total notional amount of these undesignated hedges was $32.5 million and $57.9 million, respectively. The fair value of these undesignated hedges in the Company’s condensed consolidated balance sheets as of January 30, 2016 and October 31, 2015 was immaterial.
All of the Company’s derivative financial instruments are subject to master netting arrangements that allow the Company and its counterparties to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled under these arrangements have been presented in the Company's consolidated balance sheet on a net basis. As of January 30, 2016 and October 31, 2015, none of the master netting arrangements involved collateral. The following table presents the gross amounts of the Company's derivative assets and liabilities and the net amounts recorded in the Company's consolidated balance sheet:

	January 30, 2016	October 31, 2015
Gross amount of recognized liabilities	$(4,927)	$(3,896)
Gross amounts recognized assets offset in the consolidated balance sheet	281	813
Net liabilities presented in the consolidated balance sheet	$(4,646)	$(3,083)
Interest Rate Exposure Management — The Company's current and future debt may be subject to interest rate risk. The Company utilizes interest rate derivatives to alter interest rate exposure in an attempt to reduce the effects of these changes.
On October 28, 2014, the Company entered into forward starting interest rate swap transactions to hedge its exposure to the variability in future cash flows due to changes in interest rates for the first $500 million of debt issuances expected to occur in the future. On December 1, 2015, these forward starting swaps were terminated resulting in a loss of $33.4 million. Subsequently on December 14, 2015, the Company issued the 2025 Notes and 2045 Notes. The loss was recorded in OCI and will be reclassified out of OCI to interest expense on a straight line basis over the 10-year term of the 2025 Notes.
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
The market risk associated with the Company’s derivative instruments results from currency exchange rate or interest rate movements that are expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. The counterparties to the agreements relating to the Company’s derivative instruments consist of a number of major international financial institutions with high credit ratings. Based on the credit ratings of the Company’s counterparties as of January 30, 2016, nonperformance is not perceived to be a significant risk. Furthermore, none of the Company’s derivatives are subject to collateral or other security arrangements and none contain provisions that are dependent on the Company’s credit ratings from any credit rating agency. While the contract or notional amounts of derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of the Company’s exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of counterparties to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparties’ obligations under the contracts exceed the obligations of the Company to the counterparties. As a result of the above considerations, the Company does not consider the risk of counterparty default to be significant.
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

Note 11 – Goodwill and Intangible Assets
Goodwill
The Company evaluates goodwill for impairment annually, as well as whenever events or changes in circumstances suggest that the carrying value of goodwill may not be recoverable. The Company tests goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis on the first day of the fourth quarter (on or about August 1) or more frequently if indicators of impairment exist. In the first quarter of fiscal 2016, the Company implemented organizational changes designed to accelerate the Company's capability as a solutions provider to the rapidly evolving market for applications referred to as the Internet of Things. The Company performed an impairment analysis immediately prior to and subsequent to the reorganization and evaluated goodwill for impairment as of the date of reorganization. The Company identified its reporting units to be its seven operating segments. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company determines the fair value of its reporting units using the income approach methodology of valuation that includes the discounted cash flow method. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit's goodwill with the carrying value of that goodwill. There was no impairment of goodwill in any period presented. The Company's next annual impairment assessment will be performed as of the first day of the fourth quarter of fiscal 2016 unless indicators arise that would require the Company to re-evaluate at an earlier date. The following table presents the changes in goodwill during the first three months of fiscal 2016:

Three Months Ended
January 30, 2016
Balance as of October 31, 2015	$1,636,526
Foreign currency translation adjustment	(5,293)
Balance as of January 30, 2016	$1,631,233
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
As of January 30, 2016 and October 31, 2015, the Company’s intangible assets consisted of the following:

	January 30, 2016		October 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$624,900	$106,271	$624,900	$88,913
Technology-based	15,100	5,778	15,100	4,834
IPR&D (1)	36,933	45	37,264	—
Total	$676,933	$112,094	$677,264	$93,747
___________
(1) Changes in the carrying amount reflect foreign currency translation adjustments.

Intangible assets, along with the related accumulated amortization, are removed from the table above at the end of the fiscal year they become fully amortized.
For the three-month periods ended January 30, 2016 and January 31, 2015, amortization expense related to finite-lived intangible assets was $18.3 million and $24.7 million, respectively. The remaining amortization expense will be recognized over an estimated weighted average life of approximately 3.8 years.
The Company expects annual amortization expense for intangible assets to be:

Fiscal Year	Amortization Expense
Remainder of fiscal 2016	$55,041
2017	$73,388
2018	$72,329
2019	$69,613
2020	$69,613

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
Net periodic pension cost of non-U.S. plans is presented in the following table:

	Three Months Ended
	January 30, 2016	January 31, 2015
Service cost	$1,379	$4,824
Interest cost	938	3,582
Expected return on plan assets	(981)	(4,165)
Amortization of initial net obligation	4	5
Amortization of prior service cost	—	(62)
Amortization of net loss	167	1,938
Net periodic pension cost	$1,507	$6,122

Note 13 – Debt
On April 4, 2011, the Company issued $375.0 million aggregate principal amount of 3.0% senior unsecured notes due April 15, 2016 (the 2016 Notes) with semi-annual fixed interest payments due on April 15 and October 15 of each year, commencing October 15, 2011. The sale of the 2016 Notes was made pursuant to the terms of an underwriting agreement, dated March 30, 2011, between the Company and Credit Suisse Securities (USA) LLC and Merrill Lynch, Pierce, Fenner and Smith Incorporated, as representative of the several underwriters named therein. The net proceeds of the offering were $370.5 million, after issuing at a discount and deducting expenses, underwriting discounts and commissions, which will be amortized over the term of the 2016 Notes. On December 18, 2015, the Company redeemed its 2016 Notes. The redemption price was 100.79% of the principal amount for the 2016 Notes. In accordance with the applicable guidance, the Company concluded that the debt transaction qualified as a debt extinguishment and recognized a net loss of approximately $3.3 million recorded in the condensed consolidated statement of income in other, net, within non-operating (income) expense. This loss was comprised of the make-whole premium of $3.0 million paid to holders of the 2016 Notes in accordance with the terms of the notes and approximately $0.3 million of debt issuance and discount costs that remained to be amortized. The write-off of the debt issuance costs and discount are reflected in the Company’s consolidated statement of cash flows within operating activities and the make-whole premium is reflected within financing activities.
On June 3, 2013, the Company issued $500.0 million aggregate principal amount of 2.875% senior unsecured notes due June 1, 2023 (the 2023 Notes) with semi-annual fixed interest payments due on June 1 and December 1 of each year, commencing December 1, 2013. The sale of the 2023 Notes was made pursuant to the terms of an underwriting agreement, dated as of May 22, 2013, among the Company and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC, as the representatives of the several underwriters named therein. The net proceeds of the offering were $493.9 million, after discount and issuance costs. Debt discount and issuance costs will be amortized through interest expense over the term of the 2023 Notes. The indenture governing the 2023 Notes contains covenants that may limit the Company's ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of its assets to, any other party. As of January 30, 2016, the Company was compliant with these covenants. The 2023 Notes are subordinated to any future secured debt and to the other liabilities of the Company's subsidiaries.
On December 14, 2015, the Company issued $850.0 million aggregate principal amount of 3.9% senior unsecured notes due December 15, 2025 (the 2025 Notes) and $400.0 million aggregate principal amount of 5.3% senior unsecured notes due December 15, 2045 (the 2045 Notes) with semi-annual fixed interest payments due on June 15 and December 15 of each year, commencing June 15, 2016. The sale of the 2025 and 2045 Notes was made pursuant to the terms of an underwriting agreement, dated as of December 3, 2015 among the Company and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Credit Suisse Securities (USA) LLC, as the representatives of the several underwriters named therein. The net proceeds of the offering were $1.2 billion, after discount and issuance costs. Debt discount and issuance costs will be amortized through interest expense over the term of the 2025 Notes and 2045 Notes. The indenture governing the 2025 Notes and 2045 Notes contains covenants that may limit the Company's ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of its assets to, any other party. As of January 30, 2016, the Company was compliant with these covenants. The 2025 Notes and 2045 Notes are subordinated to any future secured debt and to the other liabilities of the Company's subsidiaries.
The Company’s debt consisted of the following as of January 30, 2016 and October 31, 2015:

	January 30, 2016		October 31, 2015
	Principal	Unamortized discount and debt issuance costs	Principal	Unamortized discount and debt issuance costs
2016 Notes	$—	$—	$375,000	$406
2023 Notes	500,000	4,505	500,000	4,659
2025 Notes	850,000	8,670	—	—
2045 Notes	400,000	5,877	—	—
Total	$1,750,000	$19,052	$875,000	$5,065
Current Debt	$—	$—	$375,000	$406
Non Current portion	$1,750,000	$19,052	$500,000	$4,659

Note 14 – Inventories
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
Inventories at January 30, 2016 and October 31, 2015 were as follows:

	January 30, 2016	October 31, 2015
Raw materials	$21,184	$21,825
Work in process	260,407	261,520
Finished goods	123,261	128,969
Total inventories	$404,852	$412,314

Note 15 – Income Taxes
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
The Company’s effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where the Company's income is earned. The Company's effective tax rate for all periods presented is lower than the U.S. federal statutory rate of 35%, primarily due to lower statutory tax rates applicable to the Company's operations in jurisdictions in which the Company earns a portion of its income.
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

Note 16 – New Accounting Pronouncements
Standards Implemented
Interest - Imputation of Interest
In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-03 (ASU 2015-03), Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15, Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements-Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting. ASU 2015-15 provides additional guidance to ASU 2015-03, which did not address presentation or subsequent measurement of debt issuance costs associated with line-of-credit-arrangements. ASU 2015-15 noted that the staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit-arrangement, regardless of whether there are any outstanding borrowings on the line-of credit arrangement. The Company elected to early adopt these updates as of January 30, 2016 and debt issuance costs related to a recognized debt liability are presented in the consolidated balance sheet as a direct deduction from the carrying amount of that debt liability. Debt issuance costs related to the Company's revolving credit facility continue to be presented as an asset and are being amortized ratably over the term of the revolving credit facility. The update was adopted because management believes it provides a more meaningful presentation of its financial position. This change in accounting principle has been applied on a retrospective basis and the consolidated balance sheet as of October 31, 2015 has been adjusted to reflect the period specific effects of applying the new guidance. The retrospective application of this change in accounting principle on the consolidated balance sheet as of October 31, 2015 reclassified debt issuance costs of $3.4 million which were previously presented as a long-term asset within other assets, as a reduction to the carrying value of the senior notes by the same amount. The adoption did not have an impact on the Company's condensed consolidated statement of operations in any period.
Income Taxes
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (ASU 2015-17) which simplifies the presentation of deferred income taxes and requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The guidance in ASU 2015-17 is effective for periods beginning after December 15, 2017, including interim periods within those fiscal years. The Company elected to early adopt this update as of January 30, 2016 on a prospective basis. The adoption of ASU 2015-17 resulted in a reclassification of the Company's current deferred tax asset to the non-current deferred income taxes in the Company's condensed consolidated balance sheet as of January 30, 2016. The adoption did not have an impact on the Company's condensed consolidated statement of operations in any period. No prior periods were retrospectively adjusted.
Discontinued Operations
In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and
Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08), which raises the threshold for disposals to qualify as discontinued operations. Under the new guidance, a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale, should be reported as discontinued operations. ASU 2014-08 also expands the disclosure requirements for discontinued operations and adds new disclosures for individually significant dispositions that do not qualify as discontinued operations. ASU 2014-08 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014, which is the Company's first quarter of fiscal year 2016. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in the financial statements previously issued or available for issuance. As of January 30, 2016, there have been no disposals or classifications as held for sale that would be subject to ASU 2014-08.
Standards to be Implemented
Financial Instruments
In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). ASU 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company will adopt ASU 2016-01 in the first quarter of fiscal 2018 and is currently evaluating the impact, if any, adoption will have on its financial position and results of operations.
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
Revenue Recognition
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. generally accepted accounting principles (GAAP). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers Deferral of the Effective Date, which defers the effective date of the new revenue recognition standard by one year, and as a result, public entities would apply the new revenue standard to annual reporting periods beginning after December 15, 2017 and interim periods therein, which is the Company's first quarter of fiscal 2019. Early adoption is permitted for all entities only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The guidance allows for the amendment to be applied either retrospectively to each prior reporting period presented or retrospectively as a cumulative-effect adjustment as of the date of adoption. The Company is in the process of evaluating the impact of adoption on its consolidated financial statements.

Note 17 – Subsequent Events
On February 15, 2016, the Board of Directors of the Company declared a cash dividend of $0.42 per outstanding share of common stock. The dividend will be paid on March 8, 2016 to all shareholders of record at the close of business on February 26, 2016.
Also on February 15, 2016, the Board of Directors of the Company approved an increase to the Company's stock repurchase program by $600.0 million to $1.0 billion in the aggregate. Under the program, the Company may repurchase outstanding shares of common stock from time to time in the open market or through privately negotiated transactions.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This information should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015.
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

Results of Operations
(all tabular amounts in thousands except per share amounts and percentages)
Overview

	Three Months Ended
	January 30, 2016	January 31, 2015	$ Change	% Change
Revenue	$769,429	$771,986	$(2,557)	—%
Gross margin %	62.0%	65.2%
Net income	$164,504	$178,757	$(14,253)	(8)%
Net income as a % of revenue	21.4%	23.2%
Diluted EPS	$0.52	$0.57	$(0.05)	(9)%
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

	Three Months Ended
	January 30, 2016			January 31, 2015
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue
Industrial	$349,134	45%	(1)%	$352,779	46%
Automotive	126,631	16%	2%	123,938	16%
Consumer	125,702	16%	32%	95,546	12%
Communications	167,962	22%	(16)%	199,723	26%
Total revenue	$769,429	100%	—%	$771,986	100%
____________
* The sum of the individual percentages does not equal the total due to rounding.

Industrial end market revenue decreased slightly in the three-month period ended January 30, 2016 as compared to the same period of the prior fiscal year primarily as a result of decreased demand for products sold into this end market. Automotive end market revenue increased in the three-month period ended January 30, 2016 as compared to the same period of the prior fiscal year primarily as a result of an increase in demand for products used in powertrain and infotainment applications. Consumer end market revenue increased in the three-month period ended January 30, 2016 as compared to the same period of the prior fiscal year primarily as a result of increased demand for products sold into the portable sector of this end market. Communications end market revenue decreased in the three-month period ended January 30, 2016 as compared to the same period of the prior fiscal year primarily as a result of a decreased demand for products used in wireless base stations.

Revenue Trends by Geographic Region
Revenue by geographic region, based upon the primary location of our customers’ design activity for our products for the three-month periods ended January 30, 2016 and January 31, 2015 were as follows:

	Three Months Ended
Region	January 30, 2016	January 31, 2015	$ Change	% Change
United States	$266,669	$234,647	$32,022	14%
Rest of North and South America	20,712	23,160	(2,448)	(11)%
Europe	216,716	238,581	(21,865)	(9)%
Japan	70,222	82,668	(12,446)	(15)%
China	138,723	130,719	8,004	6%
Rest of Asia	56,387	62,211	(5,824)	(9)%
Total revenue	$769,429	$771,986	$(2,557)	—%

In the three-month periods ended January 30, 2016 and January 31, 2015, the predominant country comprising “Rest of North and South America” is Canada; the predominant countries comprising “Europe” are Germany, Sweden, France and the United Kingdom; and the predominant countries comprising “Rest of Asia” are South Korea and Taiwan.
On a regional basis, the sales increase in the three-month period ended January 30, 2016 as compared to the same period of the prior fiscal year in the United States was primarily the result of an increase in demand in the consumer end market. The sales decreases in the three-month period ended January 30, 2016 as compared to the same period of the prior fiscal year in the Rest of North and South America, Europe, Japan and Rest of Asia, was a result of a decrease in demand for our products in most end markets. The sales increase in the three-month period ended January 30, 2016 as compared to the same period of the prior fiscal year in China was primarily the result of an increase in demand in industrial, automotive and consumer end markets partially offset by a decrease in demand in the communications end market.
Gross Margin

	Three Months Ended
	January 30, 2016	January 31, 2015	$ Change	% Change
Gross margin	$477,293	$503,607	$(26,314)	(5)%
Gross margin %	62.0%	65.2%

Gross margin percentage decreased by 320 basis points in the three-month period ended January 30, 2016, as compared to the three-month period ended January 31, 2015, primarily as a result of decreased operating levels in our manufacturing facilities and increased inventory reserves related to consumer products.
Research and Development (R&D)

	Three Months Ended
	January 30, 2016	January 31, 2015	$ Change	% Change
R&D expenses	$157,428	$151,706	$5,722	4%
R&D expenses as a % of revenue	20.5%	19.7%
R&D expenses increased in the three-month period ended January 30, 2016, as compared to the same period of fiscal 2015, primarily as a result of increases in operational spending as well as an increase in R&D employee and related benefit expenses, partially offset by a decrease in variable compensation expense linked to our overall profitability and revenue growth.
R&D expenses as a percentage of revenue will fluctuate from year-to-year depending on the amount of revenue and the success of new product development efforts, which we view as critical to our future growth. We have hundreds of R&D projects underway, none of which we believe are material on an individual basis. We expect to continue the development of innovative technologies and processes for new products. We believe that a continued commitment to R&D is essential to maintain product leadership with our existing products as well as to provide innovative new product offerings. Therefore, we expect to continue to make significant R&D investments in the future.
Selling, Marketing, General and Administrative (SMG&A)

	Three Months Ended
	January 30, 2016	January 31, 2015	$ Change	% Change
SMG&A expenses	$107,462	$120,171	$(12,709)	(11)%
SMG&A expenses as a % of revenue	14.0%	15.6%
SMG&A expenses decreased in the three-month period ended January 30, 2016, as compared to the same period of fiscal 2015, primarily as a result of a decrease in acquisition-related transition costs and other activity of approximately $6.7 million and decreases in variable compensation expense linked to our overall profitability and revenue growth.
Amortization of Intangibles

	Three Months Ended
	January 30, 2016	January 31, 2015	$ Change	% Change
Amortization expenses	$17,358	$23,796	$(6,438)	(27)%
Amortization expenses as a % of revenue	2.3%	3.1%
Amortization expense decreased in the three-month period ended January 30, 2016, as compared to the same period of fiscal 2015, as a result of certain intangible assets reaching the end of their useful life during fiscal 2015.
Operating Income

	Three Months Ended
	January 30, 2016	January 31, 2015	$ Change	% Change
Operating income	$195,045	$207,934	$(12,889)	(6)%
Operating income as a % of revenue	25.3%	26.9%
The year-over-year decrease in operating income in the three-month period ended January 30, 2016 was primarily the result of a 320 basis point decrease in gross margin percentage and a $5.7 million increase in R&D expenses, partially offset by a $12.7 million decrease in SMG&A expenses and a $6.4 million decrease in amortization of intangibles as more fully described above under the headings Research and Development (R&D), Selling, Marketing, General and Administrative (SMG&A) and Amortization of Intangibles.

Nonoperating Expense (Income)

	Three Months Ended
	January 30, 2016	January 31, 2015	$ Change
Interest expense	$13,062	$6,656	$6,406
Interest income	(3,199)	(2,044)	(1,155)
Other, net	3,005	2,552	453
Total nonoperating expense	$12,868	$7,164	$5,704
The year-over-year increase in nonoperating expense in the three-month period ended January 30, 2016 was primarily the result of an increase in interest expense as a result of the issuance of $850.0 million aggregate principal amount of 3.9% senior unsecured notes due December 15, 2025 (the 2025 Notes) and $400.0 million aggregate principal amount of 5.3% senior unsecured notes due December 15, 2045 (the 2045 Notes) in the first quarter of fiscal 2016. See Note 13, Debt, of the Notes to our Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the issuance of the 2025 Notes and the 2045 Notes.
Provision for Income Taxes

	Three Months Ended
	January 30, 2016	January 31, 2015	$ Change
Provision for income taxes	$17,673	$22,013	$(4,340)
Effective income tax rate	9.7%	11.0%
Our effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where our income is earned.
The tax rate for all periods presented was below the U.S. federal statutory tax rate of 35%, primarily due to lower statutory tax rates applicable to our operations in the foreign jurisdictions in which we earn income. Income from non-U.S. jurisdictions accounted for approximately 90.4% of our total revenues for the three-month period ended January 30, 2016, resulting in a material portion of our pretax income being earned and taxed outside the U.S., primarily in Bermuda and Ireland, at rates ranging from 0% to 35%. The impact on our provision for income taxes of income earned in foreign jurisdictions being taxed at rates different than the U.S. statutory rate was a benefit of approximately $53.4 million and a foreign effective tax rate of approximately 6.4% in the three-month period ended January 30, 2016, compared to a benefit of approximately $48.2 million and a foreign effective tax rate of approximately 7.6% in the three-month period ended January 31, 2015. A reduction in the ratio of domestic taxable income to worldwide taxable income effectively lowers the overall tax rate, due to the fact that the tax rates in the majority of foreign jurisdictions where we earn income are significantly lower than the U.S. statutory rate. In addition, our effective income tax rate can be impacted each year by discrete factors or events. Our effective tax rate for the three-month period ended January 30, 2016 included a tax benefit of $7.5 million from the reinstatement of the U.S. federal research and development tax credit in December 2015 retroactive to January 1, 2015. Our effective tax rate for the three-month period ended January 31, 2015 included a tax benefit of $7.0 million from the reinstatement of the U.S. federal research and development tax credit in December 2014 retroactive to January 1, 2014 and a tax benefit of $3.8 million recorded as a result of an acquisition accounting adjustment.
Net Income

	Three Months Ended
	January 30, 2016	January 31, 2015	$ Change	% Change
Net Income	$164,504	$178,757	$(14,253)	(8)%
Net Income as a % of revenue	21.4%	23.2%
Diluted EPS	$0.52	$0.57
Net income decreased in the three-month period ended January 30, 2016 as compared to the same period of fiscal 2015 as a result of the $12.9 million decrease in operating income and the $5.7 million increase in nonoperating expense, partially offset by the $4.3 million decrease in provision for income taxes.

Liquidity and Capital Resources
At January 30, 2016, our principal source of liquidity was $3.8 billion of cash and cash equivalents and short-term investments, of which approximately $1.2 billion was held in the United States. The balance of our cash and cash equivalents and short-term investments was held outside the United States in various foreign subsidiaries. As we intend to reinvest substantially all of our foreign earnings indefinitely, this cash held outside the United States is not available to meet certain aspects of our cash requirements in the United States, including cash dividends, principal and interest payments, and common stock repurchases. If these funds are needed for U.S. operations or can no longer be permanently reinvested outside the United States, we would be required to accrue and pay U.S. taxes to repatriate these funds. Our cash and cash equivalents consist of highly liquid investments with maturities of three months or less at the time of acquisition, including money market funds, and our short-term investments consist primarily of corporate obligations, such as commercial paper and floating rate notes, bonds and bank time deposits. We maintain these balances with high credit quality counterparties, continually monitor the amount of credit exposure to any one issuer and diversify our investments in order to minimize our credit risk.
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

	Three Months Ended
	January 30, 2016	January 31, 2015
Net cash provided by operating activities	$219,705	$168,653
Net cash provided by operations as a % of revenue	28.6%	21.8%
Net cash (used for) provided by investing activities	$(204,365)	$46,271
Net cash provided by (used for) financing activities	$571,781	$(131,280)
At January 30, 2016, cash and cash equivalents totaled $1.5 billion. The following changes contributed to the net increase in cash and cash equivalents of $820.2 million in the three-month period ended January 30, 2016 as compared to the same period in fiscal 2015.
Operating Activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities.
The increase in cash provided by operating activities during the three-month period ended January 30, 2016 as compared to the same period of fiscal 2015 was primarily due to changes in working capital, partially offset by lower net income adjusted for non-cash items.
Investing Activities
Investing cash flows consist primarily of capital expenditures, investment purchases, maturities and sales, as well as cash used for acquisitions.
The increase in cash used for investing activities during the three-month period ended January 30, 2016 as compared to the same period of fiscal 2015 was primarily due to an increase in the net purchases of available-for-sale securities.
Financing Activities
Financing cash flows consist primarily of payments of dividends to stockholders, repurchases of common stock, issuance and repayment of long-term debt, and proceeds from the sale of shares of common stock through employee equity incentive plans.
The increase in cash provided by financing activities during the three-month period ended January 30, 2016 as compared to the same period of fiscal 2015 was primarily due to net proceeds of $1.2 billion received from the issuance of the 2025 Notes and 2045 Notes, partially offset by $378.2 million of payments for the redemption of our 2016 Notes, an increase in stock repurchases of $72.3 million as compared to the same period of fiscal 2015, and payments of $33.4 million related to derivative instruments.

Working Capital

	January 30, 2016	October 31, 2015	$ Change	% Change
Accounts receivable, net	$375,087	$466,527	$(91,440)	(20)%
Days sales outstanding*	50	43
Inventory	$404,852	$412,314	$(7,462)	(2)%
Days cost of sales in inventory*	128	113
* We use the average of the current quarter and prior quarter ending net accounts receivable and ending inventory balance in our calculation of days sales outstanding and days cost of sales in inventory, respectively.
The decrease in accounts receivable in dollars was primarily the result of lower product shipments in the final month of the first quarter of fiscal 2016 as compared to the final month of the fourth quarter of fiscal 2015. Days sales outstanding increased as a result of a decrease in revenue of 21% while average accounts receivable decreased 8% for the same period.
The decrease in inventory in dollars was a result of our efforts to balance manufacturing production, demand and inventory levels. Our inventory levels are impacted by our need to support forecasted sales demand and variations between those forecasts and actual demand. Days cost of sales in inventory increased as a result of cost of sales decreasing by 13% while average inventory decreased 2% for the same period.
Current liabilities decreased to $594.1 million at January 30, 2016 from $1.1 billion at the end of fiscal 2015. The decrease was primarily the result of the redemption of the 2016 Notes in the first quarter of fiscal 2016, a decrease in accrued liabilities as a result of a decrease in accrued variable compensation and a decrease related to the termination and payment of the loss on the forward starting swaps of $33.4 million.
As of January 30, 2016 and October 31, 2015, we had gross deferred revenue of $376.4 million and $379.9 million, respectively, and gross deferred cost of sales of $78.1 million and $79.8 million, respectively. Deferred income on shipments to distributors remained flat in the first three months of fiscal 2016, as distributor sales to end customers offset product shipments into the channel during the first quarter of fiscal 2016. Sales to distributors are made under agreements that allow distributors to receive price-adjustment credits and to return qualifying products for credit, as determined by us, in order to reduce the amounts of slow-moving, discontinued or obsolete product from their inventory. Given the uncertainties associated with the levels of price-adjustment credits to be granted to distributors, the sales price to the distributors is not fixed or determinable until the distributors resell the products to their customers. Therefore, we defer revenue recognition from sales to distributors until the distributors have sold the products to their customers. The amount of price-adjustments is dependent on future overall market conditions, and therefore the levels of these adjustments could fluctuate significantly from period to period. To the extent that we experience a significant increase in the amount of credits we issue to our distributors, there could be a material impact on the ultimate revenue and gross margin recognized relating to these transactions.
Debt
As of January 30, 2016, we had $1.7 billion of carrying value outstanding on our long term debt. The difference in the carrying value of the debt and the principal is due to the unamortized discount and issuance fees on these instruments that will accrete to the face value over the term of the debt. Our debt obligations consist of the following:
$500.0 Million Aggregate Principal Amount of 2.875% Senior Unsecured Notes (2023 Notes)
On June 3, 2013, we issued the 2023 Notes with semi-annual fixed interest payments due on June 1 and December 1 of each year, commencing December 1, 2013.
$850.0 Million Aggregate Principal Amount of 3.9% Senior Unsecured Notes (2025 Notes) and $400.0 Million Aggregate Principal Amount of 5.3% Senior Unsecured Notes (2045 Notes)
On December 14, 2015, we issued the 2025 Notes and the 2045 Notes with semi-annual fixed interest payments due on June 15 and December 15 of each year, commencing June 15, 2016.
The indentures governing the 2023 Notes, 2025 Notes and 2045 Notes contain covenants that may limit our ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of our assets to, any other party. As of January 30, 2016, we were compliant with these covenants. See Note 13, Debt, of the Notes to our Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our outstanding debt.

Revolving Credit Facility
On July 10, 2015, we amended and restated our existing senior unsecured revolving credit facility with certain institutional lenders (the Credit Agreement) dated as of December 19, 2012. The Credit Agreement expires on July 10, 2020, and provides that we may borrow up to $750.0 million. To date, we have not borrowed under this credit facility, but we may borrow in the future and use the proceeds for repayment of existing indebtedness, stock repurchases, acquisitions, capital expenditures, working capital and other lawful corporate purposes. The terms of the facility impose restrictions on our ability to undertake certain transactions, to create certain liens on assets and to incur certain subsidiary indebtedness. In addition, the Credit Agreement contains a consolidated leverage ratio covenant of total consolidated funded debt to consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) of not greater than 3.0 to 1.0. As of January 30, 2016, we were compliant with these covenants.
Stock Repurchase Program
Our common stock repurchase program has been in place since August 2004. On February 15, 2016, the Board of Directors of the Company approved an increase to the Company's stock repurchase program by $600.0 million to $1.0 billion in the aggregate. In the aggregate, our Board of Directors has authorized us to repurchase $6.2 billion of our common stock under the program. Under the program, we may repurchase outstanding shares of our common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized under the program. As of January 30, 2016, we had repurchased a total of approximately 143.0 million shares of our common stock for approximately $5.2 billion under this program. The repurchased shares are held as authorized but unissued shares of common stock. We also from time to time repurchase shares in settlement of employee tax withholding obligations due upon the vesting of restricted stock units. Any future common stock repurchases will be based on several factors, including our financial performance, outlook, liquidity and the amount of cash we have available in the United States.
Capital Expenditures
Net additions to property, plant and equipment were $23.1 million in the first three months of fiscal 2016 and were funded with a combination of cash on hand and cash generated from operations. We expect capital expenditures for fiscal 2016 to be in the range of $130.0 million to $150.0 million. These capital expenditures will be funded with a combination of cash on hand and cash generated from operations.
Dividends
On February 15, 2016, our Board of Directors declared a cash dividend of $0.42 per outstanding share of common stock. The dividend will be paid on March 8, 2016 to all shareholders of record at the close of business on February 26, 2016 and is expected to total approximately $130.2 million. We currently expect quarterly dividends to continue at $0.42 per share, although they remain subject to determination and declaration by our Board of Directors. The payment of future dividends, if any, will be based on several factors, including our financial performance, outlook and liquidity.

Contractual Obligations
In the first quarter of fiscal 2016, we issued $850.0 million aggregate principal amount of 3.9% senior unsecured notes due December 15, 2025 (the 2025 Notes) and $400.0 million aggregate principal amount of 5.3% senior unsecured notes due December 15, 2045 (the 2045 Notes) with semi-annual fixed interest payments due on June 15 and December 15 of each year, commencing June 15, 2016. Prior to issuing the 2025 Notes and 2045 Notes, on October 28, 2014, we entered into forward starting interest rate swap transactions to hedge our exposure to the variability in future cash flows due to changes in interest rates for debt issuances expected to occur in the future. On December 1, 2015, these forward starting swaps were terminated resulting in a loss of $33.4 million. The loss will be amortized into interest expense on a straight line basis over the 10-year term of the 2025 Notes.
Assuming the debt obligation is held to maturity, the following amounts will be due under the debt indentures and were not previously reflected in the contractual obligations table contained in the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended October 31, 2015:

		Payment due by period
(thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual obligations:
Debt obligations	1,250,000	—	—	—	1,250,000
Interest payments associated with debt obligations	994,826	27,326	108,700	108,700	750,100
Total	$2,244,826	$27,326	$108,700	$108,700	$2,000,100
There have not been any other material changes during the three-month period ended January 30, 2016 to the amounts presented in the table summarizing our contractual obligations included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015.

New Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) that are adopted by us as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards will not have a material impact on our future financial condition and results of operations. See Note 16, New Accounting Pronouncements, of the Notes to our Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of recently issued and adopted accounting pronouncements, including the dates of adoption and impact on our historical financial condition and results of operations.
Revenue Recognition
In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14 Revenue from Contracts with Customers Deferral of the Effective Date, which defers the effective date of the new revenue recognition standard by one year, as a result, public entities would apply the new revenue standard to annual reporting periods beginning after December 31, 2017 and interim periods therein, which is our first quarter of fiscal 2019. Early adoption is permitted for all entities only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The guidance allows for the amendment to be applied either retrospectively to each prior reporting period presented or retrospectively as a cumulative-effect adjustment as of the date of adoption. We are in the process of evaluating the impact of adoption on our consolidated financial statements.

Critical Accounting Policies and Estimates
There were no material changes in the three-month period ended January 30, 2016 to the information provided under the heading “Critical Accounting Policies and Estimates” in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended October 31, 2015.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Exposure
In the first quarter of fiscal 2016, we issued $850.0 million aggregate principal amount of 3.9% senior unsecured notes due December 15, 2025 (the 2025 Notes) and $400.0 million aggregate principal amount of 5.3% senior unsecured notes due December 15, 2045 (the 2045 Notes) with semi-annual fixed interest payments due on June 15 and December 15 of each year, commencing June 15, 2016. In addition in the first quarter of fiscal 2016, we redeemed our outstanding $375.0 million aggregate principal amount of 3.0% senior unsecured notes due April 15, 2016.
As of January 30, 2016, we had $1.75 billion in principal amount of senior unsecured notes outstanding, which consisted of the 2023 Notes, the 2025 Notes and the 2045 Notes.  As of January 30, 2016, a hypothetical 100 basis point increase in market interest rates would reduce the fair value of our 2023 Notes outstanding by approximately $31 million, our 2025 Notes outstanding by approximately $68 million and our 2045 Notes outstanding by approximately $58 million.
Other than as described above, there were no material changes in the three-month period ended January 30, 2016 to the information provided under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” set forth in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015.

ITEM 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of January 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in Internal Control over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended January 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A.	Risk Factors
Set forth below and elsewhere in this report and in other documents we file with the SEC are descriptions of certain risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also adversely affect our business. The description below includes any material changes to and supersedes the description of the risk factors affecting our business previously discussed in "Risk Factors” set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2015.
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
Our future revenue, gross margins, operating results, net income and earnings per share are difficult to predict and may be materially affected by a number of factors, including:

•	the effects of adverse economic conditions in the markets in which we sell our products;

•	changes in customer demand for our products and/or for end products that incorporate our products;

•	the timing, delay, reduction or cancellation of significant customer orders and our ability to manage inventory;

•	our ability to effectively manage our cost structure in both the short term and over a longer duration;

•	changes in geographic, product or customer mix;

•	changes in our effective tax rates in the United States, Ireland or worldwide;

•	the timing of new product announcements or introductions by us, our customers or our competitors;

•	competitive pricing pressures;

•	fluctuations in manufacturing yields, adequate availability of wafers and other raw materials, and manufacturing, assembly and test capacity;

•	the ability of our third-party suppliers, subcontractors and manufacturers to supply us with sufficient quantities of raw materials, products and/or components;

•	a decline in infrastructure spending by foreign governments, including China;

•	a decline in the U.S. Government defense budget, changes in spending or budgetary priorities, a prolonged U.S. Government shutdown or delays in contract awards;

•	any significant decline in our backlog;

•	our ability to recruit, hire, retain and motivate adequate numbers of engineers and other qualified employees to meet the demands of our customers;

•	the increasing costs of providing employee benefits, including health insurance, retirement plan and pension plan contributions and retirement benefits;

•	our ability to utilize our manufacturing facilities at efficient levels;

•	potential significant litigation-related costs or product warranty and/or indemnity claims, including those not covered by our suppliers or insurers;

•	the difficulties inherent in forecasting future operating expense levels, including with respect to costs associated with labor, utilities, transportation and raw materials;

•	the costs related to compliance with increasing worldwide government, environmental and social responsibility regulations; and

•
the effects of public health emergencies, natural disasters, widespread travel disruptions, security risks, terrorist activities, international conflicts, government sanctions and other events beyond our control.

In addition, the semiconductor market has historically been cyclical and subject to significant economic upturns and downturns. Our business and certain of the end markets we serve are also subject to rapid technological changes and material fluctuations in demand based on end-user preferences. There can be no assurance (i) that products stocked in our inventory will not be rendered obsolete before we ship them, or (ii) that we will be able to design, develop and produce products in a timely fashion to accommodate changing customer demand. As a result of these and other factors, we may experience material fluctuations in future revenue, gross margins, operating results, net income and earnings per share on a quarterly or annual basis. Our historical financial performance and results of operations should not be relied upon as indicators of future performance or results. In addition, if our revenue, gross margins, operating results, net income and earnings per share results or expectations do not meet the expectations of securities analysts or investors, the market price of our common stock may decline.
Increases in our effective tax rate and exposure to additional tax liabilities may adversely impact our results of operations.
Our effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where our income is earned. Our effective tax rate in 2015 was below the U.S. federal statutory tax rate of 35%, primarily due to lower statutory tax rates applicable to our operations in the foreign jurisdictions in which we earn income. A number of factors may increase our future effective tax rate, including: new or revised tax laws or legislation (including recent revisions to Irish tax laws) or the interpretation of such laws or legislation by governmental authorities; increases in tax rates in various jurisdictions; variation in the mix of jurisdictions in which our profits are earned and taxed; repatriation of non-U.S. earnings; any adverse resolution of ongoing tax audits or adverse rulings from taxing authorities worldwide; changes in the valuation of our deferred tax assets and liabilities; adjustments to income taxes upon finalization of various tax returns; increases in expenses not deductible for tax purposes, including executive compensation subject to the limitations of Section 162(m) of the Internal Revenue Code and amortization of assets acquired in connection with strategic transactions; decreased availability of tax deductions for stock-based compensation awards worldwide; and changes in available tax credits. Any significant increase in our future effective tax rate could adversely impact our net income during future periods.
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
The cyclical nature of the semiconductor industry has resulted in periods when demand for our products has increased or decreased rapidly. If we expand our operations and workforce too rapidly or procure excessive resources in anticipation of increased demand for our products, and that demand does not materialize at the pace at which we expect, or declines, or if we overbuild inventory in a period of decreased demand, our operating results may be adversely affected as a result of increased operating expenses, reduced margins, underutilization of capacity or asset impairment charges. These capacity expansions by us and other semiconductor manufacturers could also lead to overcapacity in our target markets which could lead to price erosion that would adversely impact our operating results. Conversely, during periods of rapid increases in demand, our available capacity may not be sufficient to satisfy the demand. In addition, we may not be able to expand our workforce and operations in a sufficiently timely manner, procure adequate resources and raw materials, locate suitable third-party suppliers, or respond effectively to changes in demand for our existing products or to demand for new products requested by our customers, and our current or future business could be materially and adversely affected.
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
Acquisitions also involve a number of risks, including:

•	difficulty or delay integrating acquired technologies, operations and personnel with our existing businesses;

•	diversion of management's attention in connection with both negotiating the transaction and integrating the assets;

•	strain on managerial and operational resources as management tries to oversee larger or more complex operations;

•	the future funding requirements for acquired companies, which may be significant;

•	potential loss of key employees;

•	exposure to unforeseen liabilities of acquired companies;

•	higher than expected or unexpected costs relating to or associated with an acquisition and integrating the assets;

•	difficulty realizing synergies and growth prospects of an acquisition in a timely manner or at all; and

•	increased risk of costly and time-consuming litigation.

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
At January 30, 2016, our principal source of liquidity was $3.8 billion of cash and cash equivalents and short-term investments, of which approximately $1.2 billion was held in the United States and the remaining balance was held outside the United States in various foreign subsidiaries. As we intend to reinvest our foreign earnings indefinitely, this cash held outside the United States is not readily available to meet our cash requirements in the United States. We require a substantial amount of cash in the United States for operating requirements, stock repurchases, cash dividends and acquisitions. If we are unable to address our U.S. cash requirements through operations, borrowings under our current credit facility, future debt or equity offerings or other sources of cash obtained at an acceptable cost, it may be necessary for us to consider repatriation of earnings that are permanently reinvested, and we may be required to pay additional taxes under current tax laws, which could have a material adverse effect on our results of operations and financial condition.
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
In June 2013, we issued in a public offering $500.0 million aggregate principal amount of 2.875% senior unsecured notes due June 1, 2023 (the 2023 Notes). In December 2015, we issued in a public offering $850.0 million aggregate principal amount of 3.9% senior unsecured notes due December 15, 2025 (the 2025 Notes) and $400.0 million aggregate principal amount of 5.3% senior unsecured notes due December 15, 2045 (the 2045 Notes, and together with the 2023 Notes and the 2025 Notes, the Notes). Our ability to make payments of principal and interest on our indebtedness when due depends upon our future performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors affecting our consolidated operations, many of which are beyond our control. If we are unable to generate sufficient cash flow from operations in the future to service our outstanding debt, we may be required to, among other things:

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
November 1, 2015 through November 28, 2015	640,579	$59.58	605,733	$508,452,669
November 29, 2015 through December 26, 2015	728,318	$57.52	726,275	$466,682,528
December 27, 2015 through January 30, 2016	994,290	$52.22	991,311	$414,913,612
Total	2,363,187	$55.85	2,323,319	$414,913,612

(a)	Includes 39,868 shares withheld by us from employees to satisfy minimum employee tax obligations upon vesting of restricted stock units granted to our employees under our equity compensation plans.

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

ANALOG DEVICES, INC.

Date: February 17, 2016	By:	/S/ VINCENT ROCHE
Vincent Roche
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 17, 2016	By:	/S/ DAVID A. ZINSNER
David A. Zinsner
Senior Vice President, Finance
and Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
4.1
Supplemental Indenture, dated December 14, 2015, between Analog Devices, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, filed as exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 1-7819) as filed with the Commission on December 14, 2015 and incorporated herein by reference.

10.1†	Form of Global Non-Qualified Stock Option Agreement for Employees for usage under the Analog Devices, Inc. Amended and Restated 2006 Stock Incentive Plan.
10.2†	Form of Global Restricted Stock Unit Agreement for Employees for usage under the Analog Devices, Inc. Amended and Restated 2006 Stock Incentive Plan.
10.3†	Form of Performance Restricted Stock Unit Agreement for Employees for usage under the Analog Devices, Inc. Amended and Restated 2006 Stock Incentive Plan.
10.4†	Form of Global Non-Qualified Stock Option Agreement for Directors for usage under the Analog Devices, Inc. Amended and Restated 2006 Stock Incentive Plan.
10.5†	Form of Restricted Stock Unit Agreement for Directors for usage under the Analog Devices, Inc. Amended and Restated 2006 Stock Incentive Plan.
10.6†	Employment Contract between Analog Devices International and Richard A. Meaney, dated January 3, 2016.
31.1†	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
31.2†	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
32.1†	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).
32.2†	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer).
101.INS	XBRL Instance Document.**
101.SCH	XBRL Schema Document.**
101.CAL	XBRL Calculation Linkbase Document.**
101.LAB	XBRL Labels Linkbase Document.**
101.PRE	XBRL Presentation Linkbase Document.**
101.DEF	XBRL Definition Linkbase Document.**
†	Filed or furnished herewith.
**	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three months ended January 30, 2016 and January 31, 2015, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended January 30, 2016 and January 31, 2015, (iii) Condensed Consolidated Balance Sheets at January 30, 2016 and October 31, 2015, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended January 30, 2016 and January 31, 2015 and (v) Notes to Condensed Consolidated Financial Statements for the three months ended January 30, 2016.