Form 10-Q
period 2016-04-30
ANALOG DEVICES INC
filed 2016-05-18
CIK 6281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2016
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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐    NO  ☑
As of April 30, 2016 there were 307,349,804 shares of common stock of the registrant, $0.16 2/3 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ANALOG DEVICES, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	April 30, 2016	May 2, 2015	April 30, 2016	May 2, 2015
Revenue	$778,766	$821,019	$1,548,195	$1,593,005
Cost of sales (1)	267,863	276,197	559,999	544,576
Gross margin	510,903	544,822	988,196	1,048,429
Operating expenses:
Research and development (1)	160,235	154,233	317,663	305,939
Selling, marketing, general and administrative (1)	112,186	117,371	219,648	237,542
Amortization of intangibles	17,419	24,210	34,777	48,006
Special charges	13,684	—	13,684	—
	303,524	295,814	585,772	591,487
Operating income	207,379	249,008	402,424	456,942
Nonoperating expense (income):
Interest expense	18,455	6,880	31,517	13,536
Interest income	(5,243)	(2,009)	(8,442)	(4,053)
Other, net	(743)	(1,052)	2,262	1,500
	12,469	3,819	25,337	10,983
Income before income taxes	194,910	245,189	377,087	445,959
Provision for income taxes	24,337	39,851	42,010	61,864
Net income	$170,573	$205,338	$335,077	$384,095
Shares used to compute earnings per share – basic	308,790	312,660	309,978	311,967
Shares used to compute earnings per share – diluted	312,250	317,047	313,521	316,365
Basic earnings per share	$0.55	$0.66	$1.08	$1.23
Diluted earnings per share	$0.55	$0.65	$1.07	$1.21
Dividends declared and paid per share	$0.42	$0.40	$0.82	$0.77
(1) Includes stock-based compensation expense as follows:
Cost of sales	$1,986	$2,207	$4,078	$4,599
Research and development	$6,646	$6,416	$13,350	$13,290
Selling, marketing, general and administrative	$7,327	$7,478	$14,140	$18,583
See accompanying notes.

ANALOG DEVICES, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) (thousands)

	Three Months Ended		Six Months Ended
	April 30, 2016	May 2, 2015	April 30, 2016	May 2, 2015
Net income	$170,573	$205,338	$335,077	$384,095
Foreign currency translation adjustments	8,050	1,389	(64)	(7,474)
Change in fair value of available-for-sale securities classified as short-term investments (net of taxes of $42, $92, $42 and $120, respectively)	605	527	530	221
Change in fair value of derivative instruments designated as cash flow hedges (net of taxes of $1,495, $7,071, $1,138, and $7,821, respectively)	7,880	17,010	6,300	(14,816)
Changes in pension plans including prior service cost, transition obligation, net actuarial loss and foreign currency translation adjustments (net of taxes of $52, $281, $102, and $563 respectively)	(453)	2,640	360	19,740
Other comprehensive income (loss)	16,082	21,566	7,126	(2,329)
Comprehensive income	$186,655	$226,904	$342,203	$381,766

See accompanying notes.

ANALOG DEVICES, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (thousands, except share and per share amounts)

	April 30, 2016	October 31, 2015 (as adjusted Note 1)
ASSETS
Current Assets
Cash and cash equivalents	$1,119,662	$884,353
Short-term investments	2,634,419	2,144,575
Accounts receivable, net	398,979	466,527
Inventories (1)	399,459	412,314
Deferred tax assets	—	129,241
Prepaid income tax	22,737	1,941
Prepaid expenses and other current assets	52,618	40,597
Total current assets	4,627,874	4,079,548
Property, Plant and Equipment, at Cost
Land and buildings	561,020	559,660
Machinery and equipment	1,959,460	1,932,727
Office equipment	57,017	54,099
Leasehold improvements	55,876	55,609
	2,633,373	2,602,095
Less accumulated depreciation and amortization	2,007,211	1,957,985
Net property, plant and equipment	626,162	644,110
Other Assets
Deferred compensation plan investments	24,612	23,753
Other investments	26,068	17,482
Goodwill	1,639,165	1,636,526
Intangible assets, net	548,374	583,517
Deferred tax assets	35,912	33,280
Other assets	42,125	40,561
Total other assets	2,316,256	2,335,119
	$7,570,292	$7,058,777
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$165,790	$174,247
Deferred income on shipments to distributors, net	317,290	300,087
Income taxes payable	5,627	15,062
Debt, current	—	374,594
Accrued liabilities	195,893	249,595
Total current liabilities	684,600	1,113,585
Non-current liabilities
Long-term debt	1,731,336	495,341
Deferred income taxes	125,196	227,376
Deferred compensation plan liability	24,612	23,753
Other non-current liabilities	130,847	125,763
Total non-current liabilities	2,011,991	872,233
Commitments and contingencies
Shareholders’ Equity
Preferred stock, $1.00 par value, 471,934 shares authorized, none outstanding	—	—
Common stock, $0.16 2/3 par value, 1,200,000,000 shares authorized, 307,349,804 shares issued and outstanding (312,060,682 on October 31, 2015)	51,226	52,011
Capital in excess of par value	348,391	634,484
Retained earnings	4,517,809	4,437,315
Accumulated other comprehensive loss	(43,725)	(50,851)
Total shareholders’ equity	4,873,701	5,072,959
	$7,570,292	$7,058,777

(1)	Includes $2,719 and $2,923 related to stock-based compensation at April 30, 2016 and October 31, 2015, respectively.
See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(thousands)

	Six Months Ended
	April 30, 2016	May 2, 2015
Cash flows from operating activities:
Net income	$335,077	$384,095
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	66,692	63,809
Amortization of intangibles	36,787	49,893
Stock-based compensation expense	31,568	36,472
Loss on extinguishment of debt	3,290	—
Excess tax benefit-stock options	(4,198)	(15,777)
Deferred income taxes	(7,178)	(9,396)
Other non-cash activity	1,244	5,575
Changes in operating assets and liabilities	76,626	(1,987)
Total adjustments	204,831	128,589
Net cash provided by operating activities	539,908	512,684
Cash flows from investing activities:
Purchases of short-term available-for-sale investments	(3,571,764)	(2,872,197)
Maturities of short-term available-for-sale investments	2,932,226	1,855,561
Sales of short-term available-for-sale investments	150,266	875,650
Additions to property, plant and equipment	(48,645)	(72,989)
Payments for acquisitions, net of cash acquired	(2,203)	(118)
Increase in other assets	(9,457)	(8,197)
Net cash used for investing activities	(549,577)	(222,290)
Cash flows from financing activities:
Early termination of debt	(378,156)	—
Payments of derivative instruments	(33,430)	—
Proceeds from debt	1,235,331	—
Dividend payments to shareholders	(254,583)	(239,966)
Repurchase of common stock	(345,627)	(83,911)
Proceeds from employee stock plans	22,709	94,883
Changes in other financing activities	(5,330)	(7,551)
Excess tax benefit-stock options	4,198	15,777
Net cash provided by (used for) financing activities	245,112	(220,768)
Effect of exchange rate changes on cash	(134)	(2,643)
Net increase in cash and cash equivalents	235,309	66,983
Cash and cash equivalents at beginning of period	884,353	569,233
Cash and cash equivalents at end of period	$1,119,662	$636,216
See accompanying notes.

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2016
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

	October 30, 2015 as presented	Reclassifications	October 31, 2015 as adjusted
Other assets	$43,962	$(3,401)	$40,561
Total other assets	$2,338,520	$(3,401)	$2,335,119
Total assets	$7,062,178	$(3,401)	$7,058,777
Current debt	$374,839	$(245)	$374,594
Current liabilities	$1,113,830	$(245)	$1,113,585
Long-term debt	$498,497	$(3,156)	$495,341
Total non-current liabilities	$875,389	$(3,156)	$872,233
Total liabilities and shareholders equity	$7,062,178	$(3,401)	$7,058,777
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
As of April 30, 2016 and October 31, 2015, the Company had gross deferred revenue of $398.7 million and $379.9 million, respectively, and gross deferred cost of sales of $81.4 million and $79.8 million, respectively.
The Company generally offers a twelve-month warranty for its products. The Company’s warranty policy provides for replacement of defective products. Specific accruals are recorded for known product warranty issues. Product warranty expenses during each of the three- and six-month periods ended April 30, 2016 and May 2, 2015 were not material.

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
Modification of Awards — The Company has from time to time modified the vesting terms of its equity awards to employees and directors. The modifications made to the Company’s equity awards in the first six months of fiscal 2016 or fiscal 2015 did not result in significant incremental compensation costs, either individually or in the aggregate.

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
Information pertaining to the Company’s stock option awards and the related estimated weighted-average assumptions to calculate the fair value of stock options using the Black-Scholes valuation model granted during the three- and six-month periods ended April 30, 2016 and May 2, 2015 are as follows:

	Three Months Ended		Six Months Ended
Stock Options	April 30, 2016	May 2, 2015	April 30, 2016	May 2, 2015
Options granted (in thousands)	1,679	1,853	1,715	1,908
Weighted-average exercise price	$54.90	$57.28	$54.90	$57.11
Weighted-average grant-date fair value	$12.81	$10.41	$12.79	$10.33
Assumptions:
Weighted-average expected volatility	34.3%	25.9%	34.3%	25.8%
Weighted-average expected term (in years)	5.1	5.3	5.1	5.3
Weighted-average risk-free interest rate	1.4%	1.6%	1.4%	1.6%
Weighted-average expected dividend yield	3.1%	2.8%	3.1%	2.8%
The Company utilizes the Monte Carlo simulation valuation model to value market-based restricted stock units. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the performance conditions stipulated in the award grant and calculates the fair market value for the market-based restricted stock units granted. The Monte Carlo simulation model also uses stock price volatility and other variables to estimate the probability of satisfying the performance conditions, including the possibility that the market condition may not be satisfied, and the resulting fair value of the award. Information pertaining to the market-based restricted stock units and the related estimated assumptions used to calculate the fair value of the market-based restricted stock units granted during the three- and six-month periods ended April 30, 2016 and May 2, 2015 using the Monte Carlo simulation model are as follows:

	Three and Six Months Ended	Three and Six Months Ended
Market-based Restricted Stock Units	April 30, 2016	May 2, 2015
Units granted (in thousands)	102	75
Grant-date fair value	$58.95	$55.67
Assumptions:
Historical stock price volatility	25.1%	20.0%
Risk-free interest rate	1.1%	1.1%
Expected dividend yield	3.0%	2.8%
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
Stock-Based Compensation Expense
The amount of stock-based compensation expense recognized during a period is based on the value of the awards that are ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock-based award. Based on an analysis of its historical forfeitures, the Company has applied an annual forfeiture rate of 4.7% to all unvested stock-based awards as of April 30, 2016. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those options that vest.
Additional paid-in-capital (APIC) Pool
The APIC pool represents the excess tax benefits related to share-based compensation that are available to absorb future tax deficiencies. If the amount of future tax deficiencies is greater than the available APIC pool, the Company records the excess as income tax expense in its condensed consolidated statements of income. During the three- and six-month periods ended April 30, 2016 and May 2, 2015, the Company had a sufficient APIC pool to cover any tax deficiencies recorded and as a result, these deficiencies did not affect its results of operations.
Stock-Based Compensation Activity
A summary of the activity under the Company’s stock option plans as of April 30, 2016 and changes during the three- and six-month periods then ended is presented below:

Activity during the Three Months Ended April 30, 2016	Options Outstanding (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at January 30, 2016	11,924	$41.67
Options granted	1,679	$54.90
Options exercised	(460)	$36.04
Options forfeited	(169)	$48.84
Options expired	(2)	$58.73
Options outstanding at April 30, 2016	12,972	$43.49	6.2	$168,491
Options exercisable at April 30, 2016	7,638	$37.19	4.7	$146,569
Options vested or expected to vest at April 30, 2016 (1)	12,466	$43.07	6.1	$167,037

(1)
In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. The number of options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

Activity during the Six Months Ended April 30, 2016	Options Outstanding (in thousands)	Weighted- Average Exercise Price Per Share
Options outstanding at October 31, 2015	12,181	$41.60
Options granted	1,715	$54.90
Options exercised	(641)	$35.61
Options forfeited	(274)	$49.70
Options expired	(9)	$42.37
Options outstanding at April 30, 2016	12,972	$43.49
During the three and six months ended April 30, 2016, the total intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) was $9.7 million and $13.9 million, respectively, and the total amount of proceeds received by the Company from the exercise of these options was $16.5 million and $22.7 million, respectively.
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
A summary of the Company’s restricted stock unit award activity as of April 30, 2016 and changes during the three- and six-month periods then ended is presented below:

Activity during the Three Months Ended April 30, 2016	Restricted Stock Units Outstanding (in thousands)	Weighted- Average Grant- Date Fair Value Per Share
Restricted stock units outstanding at January 30, 2016	2,600	$47.76
Units granted	893	$51.22
Restrictions lapsed	(679)	$43.48
Forfeited	(61)	$49.25
Restricted stock units outstanding at April 30, 2016	2,753	$49.89

Activity during the Six Months Ended April 30, 2016	Restricted Stock Units Outstanding (in thousands)	Weighted- Average Grant- Date Fair Value Per Share
Restricted stock units outstanding at October 31, 2015	2,698	$47.59
Units granted	977	$51.41
Restrictions lapsed	(814)	$44.14
Forfeited	(108)	$49.15
Restricted stock units outstanding at April 30, 2016	2,753	$49.89
As of April 30, 2016, there was $142.3 million of total unrecognized compensation cost related to unvested stock-based awards comprised of stock options and restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.5 years. The total grant-date fair value of shares that vested during the three- and six-month periods ended April 30, 2016 was approximately $47.9 million and $57.3 million, respectively. The total grant-date fair value of shares that vested during the three- and six-month periods ended May 2, 2015 was approximately $42.1 million and $58.8 million, respectively.

Note 4 – Common Stock Repurchase
The Company’s common stock repurchase program has been in place since August 2004. In the aggregate, the Board of Directors has authorized the Company to repurchase $6.2 billion of the Company’s common stock under the program. Under the program, the Company may repurchase outstanding shares of its common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of the Company’s Board of Directors, the repurchase program will expire when the Company has repurchased all shares authorized under the program. As of April 30, 2016, the Company had repurchased a total of approximately 146.6 million shares of its common stock for approximately $5.4 billion under this program. As of April 30, 2016, an additional $814.8 million remains available for repurchase of shares under the current authorized program. The repurchased shares are held as authorized but unissued shares of common stock. The Company also, from time to time, repurchases shares in settlement of employee minimum tax withholding obligations due upon the vesting of restricted stock units. The withholding amount is based on the employee's minimum statutory withholding requirement. Any future common stock repurchases will be dependent upon several factors, including the Company's financial performance, outlook, liquidity and the amount of cash the Company has available in the United States.

Note 5 – Accumulated Other Comprehensive Income (Loss)

The following table provides the changes in accumulated other comprehensive income (loss) (OCI) by component and the related tax effects during the first six months of fiscal 2016.

	Foreign currency translation adjustment	Unrealized holding gains on available for sale securities classified as short-term investments	Unrealized holding (losses) on available for sale securities classified as short-term investments	Unrealized holding gains (losses) on derivatives	Pension plans	Total
October 31, 2015	$(18,057)	$216	$(544)	$(17,692)	$(14,774)	$(50,851)
Other comprehensive income (loss) before reclassifications	(64)	139	433	3,931	111	4,550
Amounts reclassified out of other comprehensive income (loss)	—	—	—	3,507	351	3,858
Tax effects	—	(13)	(29)	(1,138)	(102)	(1,282)
Other comprehensive income (loss)	(64)	126	404	6,300	360	7,126
April 30, 2016	$(18,121)	$342	$(140)	$(11,392)	$(14,414)	$(43,725)

The amounts reclassified out of accumulated other comprehensive income (loss) with presentation location during each period were as follows:

	Three Months Ended		Six Months Ended
Comprehensive Income Component	April 30, 2016	May 2, 2015	April 30, 2016	May 2, 2015	Location
Unrealized holding losses (gains) on derivatives
Currency forwards	$147	$2,980	$1,626	$5,342	Cost of sales
	27	1,841	690	3,236	Research and development
	(448)	2,803	346	5,293	Selling, marketing, general and administrative
	—	—	—	(1,466)	(a)
Treasury rate lock	(274)	(274)	(548)	(548)	Interest expense
Swap rate lock	836	—	1,393	—	Interest expense
	288	7,350	3,507	11,857	Total before tax
	(243)	(851)	(753)	(1,397)	Tax
	$45	$6,499	$2,754	$10,460	Net of tax

Amortization of pension components
Transition obligation	$4	$5	$8	$10	(b)
Prior service credit	—	(62)	—	(124)	(b)
Actuarial losses	176	1,924	343	3,862	(b)
	180	1,867	351	3,748	Total before tax
	(52)	(281)	(102)	(563)	Tax
	$128	$1,586	$249	$3,185	Net of tax

Total amounts reclassified out of accumulated other comprehensive income (loss), net of tax	$173	$8,085	$3,003	$13,645
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

The Company estimates $3.8 million of forward foreign currency derivative instruments included in OCI will be reclassified into earnings within the next twelve months. There was no ineffectiveness related to designated forward foreign currency derivative instruments in the three- and six-month periods ended April 30, 2016 and May 2, 2015.
Gross unrealized gains and losses on available-for-sale securities classified as short-term investments at April 30, 2016 and October 31, 2015 are as follows:

	April 30, 2016	October 31, 2015
Unrealized gains on securities classified as short-term investments	$371	$233
Unrealized losses on securities classified as short-term investments	(150)	(584)
Net unrealized losses on securities classified as short-term investments	$221	$(351)
As of April 30, 2016, the Company held 81 investment securities, 27 of which were in an unrealized loss position with gross unrealized losses of $0.1 million and an aggregate fair value of $1.1 billion. As of October 31, 2015, the Company held 76 investment securities, 23 of which were in an unrealized loss position with gross unrealized losses of $0.6 million and an aggregate fair value of $823.4 million. These unrealized losses were primarily related to corporate obligations that earn lower interest rates than current market rates. None of these investments have been in a loss position for more than twelve months. As the Company does not intend to sell these investments and it is unlikely that the Company will be required to sell the investments before recovery of their amortized basis, which will be at maturity, the Company does not consider those investments to be other-than-temporarily impaired at April 30, 2016 and October 31, 2015.
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
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	April 30, 2016	May 2, 2015	April 30, 2016	May 2, 2015
Net Income	$170,573	$205,338	$335,077	$384,095
Basic shares:
Weighted-average shares outstanding	308,790	312,660	309,978	311,967
Earnings per share basic:	$0.55	$0.66	$1.08	$1.23
Diluted shares:
Weighted-average shares outstanding	308,790	312,660	309,978	311,967
Assumed exercise of common stock equivalents	3,460	4,387	3,543	4,398
Weighted-average common and common equivalent shares	312,250	317,047	313,521	316,365
Earnings per share diluted:	$0.55	$0.65	$1.07	$1.21
Anti-dilutive shares related to:
Outstanding stock options	4,131	1,879	3,364	2,042

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
The following tables display the special charges taken for ongoing actions in fiscal 2016 and a roll-forward from October 31, 2015 to April 30, 2016 of the employee separation and exit cost accruals established related to these actions.

Reduction of Operating Costs
Statements of Income	Fiscal 2016
Workforce reductions	$13,684
Total Special Charges	$13,684

Accrued Restructuring	Reduction of Operating Costs
Balance at October 31, 2015	$5,877
Severance payments	(1,984)
Effect of foreign currency on accrual	1
Balance at January 30, 2016	$3,894
Second quarter 2016 special charge	13,684
Severance payments	(2,177)
Effect of foreign currency on accrual	8
Balance at April 30, 2016	$15,409

Reduction of Operating Costs
During the fiscal year ended November 1, 2014 (fiscal 2014), the Company recorded special charges of approximately $37.3 million. These special charges included $37.9 million for severance and fringe benefit costs in accordance with the Company's ongoing benefit plan or statutory requirements at foreign locations for 341 manufacturing, engineering and selling, marketing, general and administrative (SMG&A) employees; $0.5 million for lease obligation costs for facilities that the Company ceased using during the fourth quarter of fiscal 2014; and $0.4 million for the impairment of assets that have no future use located at closed facilities. The Company reversed approximately $1.4 million of its severance accrual related to charges taken in the fiscal year ended November 2, 2013 (fiscal 2013) primarily due to severance costs being lower than the Company's estimates. The Company terminated the employment of all employees associated with this action.
During the second quarter of fiscal 2016, the Company recorded special charges of approximately $13.7 million for severance and fringe benefit costs in accordance with the Company's ongoing benefit plan for 123 manufacturing, engineering and SMG&A employees. As of April 30, 2016, the Company still employed 106 of the 123 employees included in these cost reduction actions. These employees must continue to be employed by the Company until their employment is involuntarily terminated in order to receive the severance benefit.

Note 8 – Segment Information
In the first quarter of fiscal 2016, the Company implemented an organizational change designed to accelerate the Company's capability as a solutions provider to the rapidly evolving market for applications referred to as the Internet of Things. As a result of this organizational change, the Company re-evaluated its reporting structure and concluded that the Company continues to operate in one reportable segment based on the aggregation of seven operating segments. The Company designs, develops, manufactures and markets a broad range of integrated circuits (ICs). The Chief Executive Officer has been identified as the Company's Chief Operating Decision Maker. The Company has determined that all of the Company's operating segments share the following similar economic characteristics, and therefore meet the criteria established for operating segments to be aggregated into one reportable segment, namely:
•The primary source of revenue for each operating segment is the sale of ICs.
•The ICs sold by each of the Company's operating segments are manufactured using similar semiconductor manufacturing processes and raw materials in either the Company’s own production facilities or by third-party wafer fabricators using proprietary processes.
•The Company sells its products to tens of thousands of customers worldwide. Many of these customers use products spanning all operating segments in a wide range of applications.
•The ICs marketed by each of the Company's operating segments are sold globally through a direct sales force, third-party distributors, independent sales representatives and via the Company's website to the same types of customers.
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

	Three Months Ended
	April 30, 2016			May 2, 2015
	Revenue	% of Revenue	Y/Y%	Revenue	% of Revenue
Industrial	$385,287	49%	(1)%	$390,051	48%
Automotive	138,031	18%	(1)%	139,757	17%
Consumer	80,038	10%	(27)%	110,059	13%
Communications	175,410	23%	(3)%	181,152	22%
Total revenue	$778,766	100%	(5)%	$821,019	100%

	Six Months Ended
	April 30, 2016			May 2, 2015
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Industrial	$733,634	47%	(1)%	$742,750	47%
Automotive	264,547	17%	0%	263,644	17%
Consumer	206,466	13%	0%	205,813	13%
Communications	343,548	22%	(10)%	380,798	24%
Total revenue	$1,548,195	100%	(3)%	$1,593,005	100%
____________
* The sum of the individual percentages does not equal the total due to rounding.
Revenue Trends by Geographic Region
Revenue by geographic region, based on the primary location of the Company's customers’ design activity for its products, for the three- and six-month periods ended April 30, 2016 and May 2, 2015 were as follows:

	Three Months Ended		Six Months Ended
Region	April 30, 2016	May 2, 2015	April 30, 2016	May 2, 2015
United States	$245,283	$276,193	$511,952	$510,840
Rest of North and South America	21,423	22,200	42,135	45,360
Europe	245,160	251,402	461,876	489,983
Japan	69,963	82,238	140,185	164,906
China	140,940	126,449	279,663	257,168
Rest of Asia	55,997	62,537	112,384	124,748
Total revenue	$778,766	$821,019	$1,548,195	$1,593,005
In the three- and six-month periods ended April 30, 2016 and May 2, 2015, the predominant country comprising “Rest of North and South America” is Canada; the predominant countries comprising “Europe” are Germany, Sweden, France and the United Kingdom; and the predominant countries comprising “Rest of Asia” are South Korea and Taiwan.

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
The tables below, set forth by level, presents the Company’s financial assets and liabilities, excluding accrued interest components that are accounted for at fair value on a recurring basis as of April 30, 2016 and October 31, 2015. The tables exclude cash on hand and assets and liabilities that are measured at historical cost or any basis other than fair value. As of April 30, 2016 and October 31, 2015, the Company held $53.6 million and $76.4 million, respectively, of cash and held-to-maturity investments that were excluded from the tables below.

	April 30, 2016
	Fair Value measurement at Reporting Date using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents:
Available-for-sale:
Institutional money market funds	$242,292	$—	$—	$242,292
Corporate obligations (1)	—	823,750	—	823,750
Short-term investments:
Available-for-sale:
Securities with one year or less to maturity:
Corporate obligations (1)	—	2,137,183	—	2,137,183
Floating rate notes, issued at par	—	99,954	—	99,954
Floating rate notes (1)	—	397,282	—	397,282
Other assets:
Deferred compensation investments	25,230	—	—	25,230
Forward foreign currency exchange contracts (2)	—	5,671	—	5,671
Total assets measured at fair value	$267,522	$3,463,840	$—	$3,731,362
Liabilities
Contingent consideration	—	—	4,275	4,275
Total liabilities measured at fair value	$—	$—	$4,275	$4,275

(1)	The amortized cost of the Company’s investments classified as available-for-sale as of April 30, 2016 was $3.3 billion.

(2)	The Company has a master netting arrangement by counterparty with respect to derivative contracts. See Note 10, Derivatives, for more information related to the Company's master netting arrangements.

	October 31, 2015
	Fair Value measurement at Reporting Date using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents:
Available-for-sale:
Institutional money market funds	$198,853	$—	$—	$198,853
Corporate obligations (1)	—	609,082	—	609,082
Short-term investments:
Available-for-sale:
Securities with one year or less to maturity:
Corporate obligations (1)	—	1,899,374	—	1,899,374
Floating rate notes, issued at par	—	99,648	—	99,648
Floating rate notes (1)	—	145,553	—	145,553
Other assets:
Deferred compensation investments	24,124	—	—	24,124
Total assets measured at fair value	$222,977	$2,753,657	$—	$2,976,634
Liabilities
Contingent consideration	—	—	2,843	2,843
Forward foreign currency exchange contracts (2)	—	3,083	—	3,083
Interest rate swap agreements	—	32,737	—	32,737
Total liabilities measured at fair value	$—	$35,820	$2,843	$38,663

(1)	The amortized cost of the Company’s investments classified as available-for-sale as of October 31, 2015 was $2.6 billion.

(2)	The Company has a master netting arrangement by counterparty with respect to derivative contracts. See Note 10, Derivatives, for more information related to the Company's master netting arrangements.
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
The fair value measurement of the contingent consideration encompasses the following significant unobservable inputs:

Unobservable Inputs	Range
Estimated contingent consideration payments	$4,500
Discount rate	0% - 10%
Timing of cash flows	1 - 3 years
Probability of achievement	100%
Changes in the fair value of the contingent consideration are recognized in operating income in the period of the estimated fair value change. Significant increases or decreases in any of the inputs in isolation may result in a fluctuation in the fair value measurement.
The following table summarizes the change in the fair value of the contingent consideration measured using significant unobservable inputs (Level 3) from October 31, 2015 to April 30, 2016:

Contingent Consideration
Balance as of October 31, 2015	$2,843
Contingent consideration liability recorded (1)	1,500
Fair value adjustment (2)	(46)
Effect of foreign currency	(22)
Balance as of April 30, 2016	$4,275
(1) Represents contingent consideration related to acquisitions that were not material to the Company on either an individual or aggregate basis.
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
On June 3, 2013, the Company issued $500.0 million aggregate principal amount of 2.875% senior unsecured notes due June 1, 2023 (the 2023 Notes) with semi-annual fixed interest payments due on June 1 and December 1 of each year, commencing December 1, 2013. Based on quotes received from third-party banks, the fair value of the 2023 Notes as of April 30, 2016 and October 31, 2015 was $506.6 million and $480.9 million, respectively, and is classified as a Level 1 measurement according to the fair value hierarchy.
On December 14, 2015, the Company issued $850.0 million aggregate principal amount of 3.9% senior unsecured notes due December 15, 2025 (the 2025 Notes) and $400.0 million aggregate principal amount of 5.3% senior unsecured notes due December 15, 2045 (the 2045 Notes) with semi-annual fixed interest payments due on June 15 and December 15 of each year, commencing June 15, 2016. Based on quotes received from third-party banks, the fair value of the 2025 Notes and 2045 Notes as of April 30, 2016 was $918.0 million and $460.7 million, respectively, and are classified as a Level 1 measurements according to the fair value hierarchy.

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
The total notional amounts of forward foreign currency derivative instruments designated as hedging instruments of cash flow hedges denominated in Euros, British Pounds, Philippine Pesos and Japanese Yen as of April 30, 2016 and October 31, 2015 was $184.1 million and $163.9 million, respectively. The fair values of forward foreign currency derivative instruments designated as hedging instruments in the Company’s condensed consolidated balance sheets as of April 30, 2016 and October 31, 2015 were as follows:

		Fair Value At
	Balance Sheet Location	April 30, 2016	October 31, 2015
Forward foreign currency exchange contracts	Prepaid expenses and other current assets	$5,658	$—
	Accrued liabilities	$—	$3,091
Additionally, the Company enters into forward foreign currency contracts that economically hedge the gains and losses generated by the re-measurement of certain recorded assets and liabilities in a non-functional currency. Changes in the fair value of these undesignated hedges are recognized in other (income) expense immediately as an offset to the changes in the fair value of the asset or liability being hedged. As of April 30, 2016 and October 31, 2015, the total notional amount of these undesignated hedges was $40.0 million and $57.9 million, respectively. The fair value of these undesignated hedges in the Company’s condensed consolidated balance sheets as of April 30, 2016 and October 31, 2015 was immaterial.
All of the Company’s derivative financial instruments are subject to master netting arrangements that allow the Company and its counterparties to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled under these arrangements have been presented in the Company's consolidated balance sheet on a net basis. As of April 30, 2016 and October 31, 2015, none of the master netting arrangements involved collateral. The following table presents the gross amounts of the Company's derivative assets and liabilities and the net amounts recorded in the Company's consolidated balance sheet:

	April 30, 2016	October 31, 2015
Gross amount of recognized assets (liabilities)	$6,472	$(3,896)
Gross amounts of recognized (liabilities) assets offset in the consolidated balance sheet	(801)	813
Net assets (liabilities) presented in the consolidated balance sheet	$5,671	$(3,083)
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
The market risk associated with the Company’s derivative instruments results from currency exchange rate or interest rate movements that are expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. The counterparties to the agreements relating to the Company’s derivative instruments consist of a number of major international financial institutions with high credit ratings. Based on the credit ratings of the Company’s counterparties as of April 30, 2016 and October 31, 2015, nonperformance is not perceived to be a significant risk. Furthermore, none of the Company’s derivatives are subject to collateral or other security arrangements and none contain provisions that are dependent on the Company’s credit ratings from any credit rating agency. While the contract or notional amounts of derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of the Company’s exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of counterparties to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparties’ obligations under the contracts exceed the obligations of the Company to the counterparties. As a result of the above considerations, the Company does not consider the risk of counterparty default to be significant.
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

Note 11 – Goodwill and Intangible Assets
Goodwill
The Company evaluates goodwill for impairment annually, as well as whenever events or changes in circumstances suggest that the carrying value of goodwill may not be recoverable. The Company tests goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis on the first day of the fourth quarter (on or about August 1) or more frequently if indicators of impairment exist. In the first quarter of fiscal 2016, the Company implemented organizational changes designed to accelerate the Company's capability as a solutions provider to the rapidly evolving market for applications referred to as the Internet of Things. The Company performed an impairment analysis immediately prior to and subsequent to the reorganization and evaluated goodwill for impairment as of the date of reorganization. The Company identified its reporting units to be its seven operating segments. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company determines the fair value of its reporting units using the income approach methodology of valuation that includes the discounted cash flow method. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit's goodwill with the carrying value of that goodwill. There was no impairment of goodwill in any period presented. The Company's next annual impairment assessment will be performed as of the first day of the fourth quarter of fiscal 2016 unless indicators arise that would require the Company to re-evaluate at an earlier date. The following table presents the changes in goodwill during the first six months of fiscal 2016:

Six Months Ended
April 30, 2016
Balance as of October 31, 2015	$1,636,526
Goodwill adjustment related to acquisitions (1)	2,396
Foreign currency translation adjustment	243
Balance as of April 30, 2016	$1,639,165
(1) Represents goodwill related to acquisitions that were not material to the Company on either an individual or aggregate basis.
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
As of April 30, 2016 and October 31, 2015, the Company’s intangible assets consisted of the following:

	April 30, 2016		October 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$625,989	$123,691	$624,900	$88,913
Technology-based	15,857	6,753	15,100	4,834
IPR&D	37,062	90	37,264	—
Total (1)	$678,908	$130,534	$677,264	$93,747
___________
(1) Foreign intangible asset carrying amounts are affected by foreign currency translation.

Intangible assets, along with the related accumulated amortization, are removed from the table above at the end of the fiscal year they become fully amortized.
For the three- and six-month periods ended April 30, 2016, amortization expense related to finite-lived intangible assets was $18.4 million and $36.8 million, respectively. For the three- and six-month periods ended May 2, 2015, amortization expense related to finite-lived intangible assets was $25.2 million and $49.9 million, respectively. The remaining amortization expense will be recognized over an estimated weighted average life of approximately 3.7 years.
The Company expects annual amortization expense for intangible assets to be:

Fiscal Year	Amortization Expense
Remainder of fiscal 2016	$36,960
2017	$73,921
2018	$72,862
2019	$69,913
2020	$69,674

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
Net periodic pension cost of non-U.S. plans is presented in the following table:

	Three Months Ended		Six Months Ended
	April 30, 2016	May 2, 2015	April 30, 2016	May 2, 2015
Service cost	$1,394	$4,056	$2,773	$8,880
Interest cost	933	3,008	1,871	6,590
Expected return on plan assets	(959)	(3,504)	(1,940)	(7,669)
Amortization of initial net obligation	4	5	8	10
Amortization of prior service cost	—	(62)	—	(124)
Amortization of net loss	176	1,924	343	3,862
Net periodic pension cost	$1,548	$5,427	$3,055	$11,549

Note 13 – Debt
On April 4, 2011, the Company issued $375.0 million aggregate principal amount of 3.0% senior unsecured notes due April 15, 2016 (the 2016 Notes) with semi-annual fixed interest payments due on April 15 and October 15 of each year, commencing October 15, 2011. The sale of the 2016 Notes was made pursuant to the terms of an underwriting agreement, dated March 30, 2011, between the Company and Credit Suisse Securities (USA) LLC and Merrill Lynch, Pierce, Fenner and Smith Incorporated, as representative of the several underwriters named therein. The net proceeds of the offering were $370.5 million, after issuing at a discount and deducting expenses, underwriting discounts and commissions, which will be amortized over the term of the 2016 Notes. On December 18, 2015, the Company redeemed the 2016 Notes. The redemption price was 100.79% of the principal amount for the 2016 Notes. In accordance with the applicable guidance, the Company concluded that the debt transaction qualified as a debt extinguishment and recognized a net loss of approximately $3.3 million recorded in the condensed consolidated statement of income in other, net, within non-operating (income) expense. This loss was comprised of the make-whole premium of $3.0 million paid to holders of the 2016 Notes in accordance with the terms of the notes and approximately $0.3 million of debt issuance and discount costs that remained to be amortized. The write-off of the debt issuance costs and discount are reflected in the Company’s consolidated statement of cash flows within operating activities and the make-whole premium is reflected within financing activities.
On June 3, 2013, the Company issued $500.0 million aggregate principal amount of 2.875% senior unsecured notes due June 1, 2023 (the 2023 Notes) with semi-annual fixed interest payments due on June 1 and December 1 of each year, commencing December 1, 2013. The sale of the 2023 Notes was made pursuant to the terms of an underwriting agreement, dated as of May 22, 2013, among the Company and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC, as the representatives of the several underwriters named therein. The net proceeds of the offering were $493.9 million, after discount and issuance costs. Debt discount and issuance costs will be amortized through interest expense over the term of the 2023 Notes. The indenture governing the 2023 Notes contains covenants that may limit the Company's ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of its assets to, any other party. As of April 30, 2016, the Company was compliant with these covenants. The 2023 Notes are subordinated to any future secured debt and to the other liabilities of the Company's subsidiaries.
On December 14, 2015, the Company issued $850.0 million aggregate principal amount of 3.9% senior unsecured notes due December 15, 2025 (the 2025 Notes) and $400.0 million aggregate principal amount of 5.3% senior unsecured notes due December 15, 2045 (the 2045 Notes) with semi-annual fixed interest payments due on June 15 and December 15 of each year, commencing June 15, 2016. The sale of the 2025 and 2045 Notes was made pursuant to the terms of an underwriting agreement, dated as of December 3, 2015 among the Company and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Credit Suisse Securities (USA) LLC, as the representatives of the several underwriters named therein. The net proceeds of the offering were $1.2 billion, after discount and issuance costs. Debt discount and issuance costs will be amortized through interest expense over the term of the 2025 Notes and 2045 Notes. The indenture governing the 2025 Notes and 2045 Notes contains covenants that may limit the Company's ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of its assets to, any other party. As of April 30, 2016, the Company was compliant with these covenants. The 2025 Notes and 2045 Notes are subordinated to any future secured debt and to the other liabilities of the Company's subsidiaries.

The Company’s debt consisted of the following as of April 30, 2016 and October 31, 2015:

	April 30, 2016		October 31, 2015
	Principal	Unamortized discount and debt issuance costs	Principal	Unamortized discount and debt issuance costs
2016 Notes	$—	$—	$375,000	$406
2023 Notes	500,000	4,352	500,000	4,659
2025 Notes	850,000	8,472	—	—
2045 Notes	400,000	5,840	—	—
Total	$1,750,000	$18,664	$875,000	$5,065
Current Debt	$—	$—	$375,000	$406
Non Current portion	$1,750,000	$18,664	$500,000	$4,659

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
Inventories at April 30, 2016 and October 31, 2015 were as follows:

	April 30, 2016	October 31, 2015
Raw materials	$18,491	$21,825
Work in process	269,959	261,520
Finished goods	111,009	128,969
Total inventories	$399,459	$412,314

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

Note 16 – New Accounting Pronouncements
Standards Implemented
Interest - Imputation of Interest
In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-03 (ASU 2015-03), Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15, Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements-Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (ASU 2015-15). ASU 2015-15 provides additional guidance to ASU 2015-03, which did not address presentation or subsequent measurement of debt issuance costs associated with line-of-credit-arrangements. ASU 2015-15 noted that the staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit-arrangement, regardless of whether there are any outstanding borrowings on the line-of credit arrangement. The Company elected to early adopt these updates as of January 30, 2016 and debt issuance costs related to a recognized debt liability are presented in the consolidated balance sheet as a direct deduction from the carrying amount of that debt liability. Debt issuance costs related to the Company's revolving credit facility continue to be presented as an asset and are being amortized ratably over the term of the revolving credit facility. The update was adopted because management believes it provides a more meaningful presentation of its financial position. This change in accounting principle has been applied on a retrospective basis and the consolidated balance sheet as of October 31, 2015 has been adjusted to reflect the period specific effects of applying the new guidance. The retrospective application of this change in accounting principle on the consolidated balance sheet as of October 31, 2015 reclassified debt issuance costs of $3.4 million which were previously presented as a long-term asset within other assets, as a reduction to the carrying value of the senior notes by the same amount. The adoption did not have an impact on the Company's condensed consolidated statement of operations in any period.
Income Taxes
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (ASU 2015-17) which simplifies the presentation of deferred income taxes and requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The guidance in ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company elected to early adopt this update as of January 30, 2016 on a prospective basis. The adoption of ASU 2015-17 resulted in a reclassification of the Company's current deferred tax asset to the non-current deferred income taxes in the Company's condensed consolidated balance sheet as of January 30, 2016. The adoption did not have an impact on the Company's condensed consolidated statement of operations in any period. No prior periods were retrospectively adjusted.
Discontinued Operations
In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08), which raises the threshold for disposals to qualify as discontinued operations. Under the new guidance, a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale, should be reported as discontinued operations. ASU 2014-08 also expands the disclosure requirements for discontinued operations and adds new disclosures for individually significant dispositions that do not qualify as discontinued operations. ASU 2014-08 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014, which is the Company's first quarter of fiscal year 2016. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in the financial statements previously issued or available for issuance. As of April 30, 2016, there have been no disposals or classifications as held for sale that would be subject to ASU 2014-08.
Standards to be Implemented
Stock Compensation
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years, and interim periods within those annual periods, beginning after December 15, 2016 and allows for prospective, retrospective or modified retrospective adoption, depending on the area covered in the update, with early adoption permitted. The Company will adopt ASU 2016-09 in the first quarter of the fiscal year ending November 3, 2018 (fiscal 2018) and is currently evaluating the impact, if any, adoption will have on its financial position and results of operations.

Equity Method Investments
In March 2016, the FASB issued ASU 2016-07, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting (ASU 2016-07). ASU 2016-07 eliminates the requirement that when an investment, initially accounted for under a method other than the equity method of accounting, subsequently qualifies for use of the equity method, an investor must retrospectively apply the equity method in prior periods in which it held the investment. This requires an investor to determine the fair value of the investee’s underlying assets and liabilities retrospectively at each investment date and revise all prior periods as if the equity method had always been applied. The new guidance requires the investor to apply the equity method prospectively from the date the investment qualifies for the equity method. The investor will add the carrying value of the existing investment to the cost of the additional investment to determine the initial cost basis of the equity method investment. ASU 2016-07 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted in any interim or annual period. The Company will adopt ASU-2016-07 in the first quarter of fiscal 2018 and is currently evaluating the impact, if any, adoption will have on its financial position and results of operations.
Derivatives and Hedging
In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments (ASU 2016-06). ASU 2016-06 clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments in ASU 2016-06 is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. The amendments in ASU 2016-06 are effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The Company will adopt ASU 2016-06 in the first quarter of the fiscal year ending November 2, 2019 (fiscal 2019) and is currently evaluating the impact, if any, adoption will have on its financial position and results of operations.
Leases
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (ASU 2016-02). ASU 2016-02 requires a lessee to recognize most leases on the balance sheet but recognize expenses on the income statement in a manner similar to current practice. The update states that a lessee will recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying assets for the lease term. Leases will continue to be classified as either financing or operating, with classification affecting the recognition, measurement and presentation of expenses and cash flows arising from a lease. ASU 2016-02 is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company will adopt ASU 2016-02 in the first quarter of the fiscal year ending October 31, 2020 (fiscal 2020) and is currently evaluating the impact, if any, adoption will have on its financial position and results of operations.
Financial Instruments
In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). ASU 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company will adopt ASU 2016-01 in the first quarter of the fiscal 2019 and is currently evaluating the impact, if any, adoption will have on its financial position and results of operations.
Business combinations
In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (ASU 2015-16). The update requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The update also requires that the acquirer record, in the financial statements of the period in which adjustments to provisional amounts are determined, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The new standard is effective prospectively for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, with early adoption permitted. The Company will adopt ASU 2015-16 in the first quarter of the fiscal year ending October 28, 2017 (fiscal 2017) and is currently evaluating the impact, if any, adoption will have on its financial position and results of operations.
Inventory
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330) - Simplifying the Measurement of Inventory (ASU 2015-11), which simplifies the subsequent measurement of inventories by replacing the lower of cost or market test with a lower of cost and net realizable value test. The guidance applies only to inventories for which cost is determined by methods other than last-in first-out (LIFO) and the retail inventory method. The guidance in ASU 2015-11 is effective for fiscal years beginning after December 15, 2016 and early adoption is permitted. The Company will adopt ASU 2015-11 in the first quarter of fiscal 2018 and is currently evaluating the impact, if any, adoption will have on its financial position and results of operations.
Intangibles-Goodwill and other
In April 2015, the FASB issued ASU 2015-05, Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40) - Customer's Accounting for Fees Paid in a Cloud Computing Arrangement (ASU 2015-05), which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. Consequently, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. The guidance in ASU 2015-05 is effective for fiscal years beginning after December 15, 2015 and early adoption is permitted. The Company will adopt ASU 2015-05 in the first quarter of fiscal 2017 and is currently evaluating the impact, if any, adoption will have on its financial position and results of operations.
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
Presentation of Financial Statement
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) (ASU 2014-15), which provides guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term "substantial doubt", (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 is effective for annual reporting periods ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. The Company will adopt ASU 2014-15 in the first quarter of fiscal 2018 and does not expect adoption to have a material effect on the Company's consolidated financial statements.
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

Note 17 – Subsequent Events
On May 16, 2016, the Board of Directors of the Company declared a cash dividend of $0.42 per outstanding share of common stock. The dividend will be paid on June 7, 2016 to all shareholders of record at the close of business on May 27, 2016.

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

Results of Operations
(all tabular amounts in thousands except per share amounts and percentages)
Overview

	Three Months Ended
	April 30, 2016	May 2, 2015	$ Change	% Change
Revenue	$778,766	$821,019	$(42,253)	(5)%
Gross margin %	65.6%	66.4%
Net income	$170,573	$205,338	$(34,765)	(17)%
Net income as a % of revenue	21.9%	25.0%
Diluted EPS	$0.55	$0.65	$(0.10)	(15)%

	Six Months Ended
	April 30, 2016	May 2, 2015	$ Change	% Change
Revenue	$1,548,195	$1,593,005	$(44,810)	(3)%
Gross margin %	63.8%	65.8%
Net income	$335,077	$384,095	$(49,018)	(13)%
Net income as a % of revenue	21.6%	24.1%
Diluted EPS	$1.07	$1.21	$(0.14)	(12)%
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

	Three Months Ended
	April 30, 2016			May 2, 2015
	Revenue	% of Revenue	Y/Y%	Revenue	% of Revenue
Industrial	$385,287	49%	(1)%	$390,051	48%
Automotive	138,031	18%	(1)%	139,757	17%
Consumer	80,038	10%	(27)%	110,059	13%
Communications	175,410	23%	(3)%	181,152	22%
Total revenue	$778,766	100%	(5)%	$821,019	100%

	Six Months Ended
	April 30, 2016			May 2, 2015
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Industrial	$733,634	47%	(1)%	$742,750	47%
Automotive	264,547	17%	—%	263,644	17%
Consumer	206,466	13%	—%	205,813	13%
Communications	343,548	22%	(10)%	380,798	24%
Total revenue	$1,548,195	100%	(3)%	$1,593,005	100%
____________
* The sum of the individual percentages does not equal the total due to rounding.

Industrial end market revenue decreased slightly in the three- and six-month periods ended April 30, 2016 as compared to the same periods of the prior fiscal year primarily as a result of decreased demand for products sold into this end market. Consumer end market revenue decreased in the three-month period ended April 30, 2016 as compared to the same period of the prior fiscal year primarily as a result of a decreased demand for products sold into the portable and home entertainment sectors.
Communications end market revenue decreased in the three- and six-month periods ended April 30, 2016 as compared to the same periods of the prior fiscal year primarily as a result of a decreased demand for products used in wireless base stations.

Revenue Trends by Geographic Region
Revenue by geographic region, based upon the primary location of our customers’ design activity for our products for the three- and six-month periods ended April 30, 2016 and May 2, 2015 were as follows:

	Three Months Ended
Region	April 30, 2016	May 2, 2015	$ Change	% Change
United States	$245,283	$276,193	$(30,910)	(11)%
Rest of North and South America	21,423	22,200	(777)	(4)%
Europe	245,160	251,402	(6,242)	(2)%
Japan	69,963	82,238	(12,275)	(15)%
China	140,940	126,449	14,491	11%
Rest of Asia	55,997	62,537	(6,540)	(10)%
Total revenue	$778,766	$821,019	$(42,253)	(5)%

	Six Months Ended
Region	April 30, 2016	May 2, 2015	$ Change	% Change
United States	$511,952	$510,840	$1,112	—%
Rest of North and South America	42,135	45,360	(3,225)	(7)%
Europe	461,876	489,983	(28,107)	(6)%
Japan	140,185	164,906	(24,721)	(15)%
China	279,663	257,168	22,495	9%
Rest of Asia	112,384	124,748	(12,364)	(10)%
Total revenue	$1,548,195	$1,593,005	$(44,810)	(3)%

In the three- and six-month periods ended April 30, 2016 and May 2, 2015, the predominant country comprising “Rest of North and South America” is Canada; the predominant countries comprising “Europe” are Germany, Sweden, France and the United Kingdom; and the predominant countries comprising “Rest of Asia” are South Korea and Taiwan.
On a regional basis, the sales decrease in the United States in the three-month period ended April 30, 2016, as compared to the same period of the prior fiscal year, was primarily the result of a decrease in demand in the consumer end market. Sales in the United States in the six-month period ended April 30, 2016 remained flat, as compared to the same period of the prior fiscal year as increases in demand across most end markets were offset by a decreased demand for products sold into the communications end market. The sales decrease in the Rest of North and South America, Europe, Japan and Rest of Asia in the three- and six-month periods ended April 30, 2016, as compared to the same periods of the prior fiscal year, was a result of a decrease in demand for our products in most end markets. The sales increase in China in the three- and six-month periods ended April 30, 2016, as compared to the same periods of the prior fiscal year, was primarily the result of an increase in demand in the industrial end market.
Gross Margin

	Three Months Ended				Six Months Ended
	April 30, 2016	May 2, 2015	$ Change	% Change	April 30, 2016	May 2, 2015	$ Change	% Change
Gross margin	$510,903	$544,822	$(33,919)	(6)%	$988,196	$1,048,429	$(60,233)	(6)%
Gross margin %	65.6%	66.4%			63.8%	65.8%
Gross margin percentage decreased by 80 basis points in the three-month period ended April 30, 2016, as compared to the same period of the prior fiscal year, primarily as a result of lower efficiency and utilization rates in our manufacturing facilities, partially offset by a mix shift in favor of higher margin products being sold.
Gross margin percentage decreased by 200 basis points in the six-month period ended April 30, 2016, as compared to the same period of the prior fiscal year, primarily as a result of lower efficiency and utilization rates in our manufacturing facilities and increased inventory reserves related to consumer products.
Research and Development (R&D)

	Three Months Ended				Six Months Ended
	April 30, 2016	May 2, 2015	$ Change	% Change	April 30, 2016	May 2, 2015	$ Change	% Change
R&D expenses	$160,235	$154,233	$6,002	4%	$317,663	$305,939	$11,724	4%
R&D expenses as a % of revenue	20.6%	18.8%			20.5%	19.2%
R&D expenses increased in the three- and six-month periods ended April 30, 2016, as compared to the same periods of fiscal 2015, primarily as a result of increases in operational spending and R&D employee and related benefit expenses, partially offset by a decrease in variable compensation expense linked to our overall profitability and revenue growth.
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
Selling, Marketing, General and Administrative (SMG&A)

	Three Months Ended				Six Months Ended
	April 30, 2016	May 2, 2015	$ Change	% Change	April 30, 2016	May 2, 2015	$ Change	% Change
SMG&A expenses	$112,186	$117,371	$(5,185)	(4)%	$219,648	$237,542	$(17,894)	(8%)
SMG&A expenses as a % of revenue	14.4%	14.3%			14.2%	14.9%

SMG&A expenses decreased in the three-month period ended April 30, 2016, as compared to the same periods of fiscal 2015, primarily as a result of decreases in variable compensation expense linked to our overall profitability and revenue growth, acquisition-related transition costs and operational spending, partially offset by an increase in SMG&A employee and related benefit expenses.
SMG&A expenses decreased in the six-month period ended April 30, 2016, as compared to the same periods of fiscal 2015, primarily as a result of decreases in variable compensation expense linked to our overall profitability and revenue growth, acquisition-related transition costs, operational spending and SMG&A employee and related benefit expenses.
Amortization of Intangibles

	Three Months Ended				Six Months Ended
	April 30, 2016	May 2, 2015	$ Change	% Change	April 30, 2016	May 2, 2015	$ Change	% Change
Amortization expenses	$17,419	$24,210	$(6,791)	(28)%	$34,777	$48,006	$(13,229)	(28%)
Amortization expenses as a % of revenue	2.2%	2.9%			2.2%	3.0%
Amortization expense decreased in the three- and six-month periods ended April 30, 2016, as compared to the same periods of fiscal 2015, as a result of certain intangible assets becoming fully amortized during fiscal 2015.
Special Charges
During the second quarter of fiscal 2016, we recorded a special charge of approximately $13.7 million for severance and fringe benefit costs in accordance with the Company's ongoing benefit plan for 123 manufacturing, engineering and SMG&A employees. As of April 30, 2016, we still employed 106 of the 123 employees included in these cost reduction actions. These employees must continue to be employed by the Company until their employment is involuntarily terminated in order to receive the severance benefit. We expect this action will result in estimated annual cost savings of approximately $12.3 million once fully implemented.
Operating Income

	Three Months Ended				Six Months Ended
	April 30, 2016	May 2, 2015	$ Change	% Change	April 30, 2016	May 2, 2015	$ Change	% Change
Operating income	$207,379	$249,008	$(41,629)	(17)%	$402,424	$456,942	$(54,518)	(12%)
Operating income as a % of revenue	26.6%	30.3%			26.0%	28.7%
The year-over-year decrease in operating income in the three-month period ended April 30, 2016 was primarily the result of an 80 basis point decrease in gross margin percentage, a $13.7 million increase in special charges and a $6.0 million increase in R&D expenses, partially offset by a $5.2 million decrease in SMG&A expenses and a $6.8 million decrease in amortization of intangibles as more fully described above under the headings Special Charges, Research and Development (R&D), Selling, Marketing, General and Administrative (SMG&A) and Amortization of Intangibles.
The year-over-year decrease in operating income in the six-month period ended April 30, 2016 was primarily the result of a 200 basis point decrease in gross margin percentage, a $13.7 million increase in special charges and an $11.7 million increase in R&D expenses, partially offset by a $17.9 million decrease in SMG&A expenses and a $13.2 million decrease in amortization of intangibles as more fully described above under the headings Special Charges, Research and Development (R&D), Selling, Marketing, General and Administrative (SMG&A) and Amortization of Intangibles.
Nonoperating Expense (Income)

	Three Months Ended			Six Months Ended
	April 30, 2016	May 2, 2015	$ Change	April 30, 2016	May 2, 2015	$ Change
Interest expense	$18,455	$6,880	$11,575	$31,517	$13,536	$17,981
Interest income	(5,243)	(2,009)	(3,234)	(8,442)	(4,053)	(4,389)
Other, net	(743)	(1,052)	309	2,262	1,500	762
Total nonoperating expense	$12,469	$3,819	$8,650	$25,337	$10,983	$14,354
The year-over-year increase in nonoperating expense in the three- and six- month periods ended April 30, 2016 was primarily the result of an increase in interest expense as a result of the issuance of $850.0 million aggregate principal amount of 3.9% senior unsecured notes due December 15, 2025 (the 2025 Notes) and $400.0 million aggregate principal amount of 5.3% senior unsecured notes due December 15, 2045 (the 2045 Notes) in the first quarter of fiscal 2016. See Note 13, Debt, of the Notes to our Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the issuance of the 2025 Notes and the 2045 Notes.
Provision for Income Taxes

	Three Months Ended			Six Months Ended
	April 30, 2016	May 2, 2015	$ Change	April 30, 2016	May 2, 2015	$ Change
Provision for income taxes	$24,337	$39,851	$(15,514)	$42,010	$61,864	$(19,854)
Effective income tax rate	12.5%	16.3%		11.1%	13.9%
Our effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where our income is earned.
The tax rate for all periods presented was below the U.S. federal statutory tax rate of 35%, primarily due to lower statutory tax rates applicable to our operations in the foreign jurisdictions in which we earn income. Income from non-U.S. jurisdictions accounted for approximately 76.0% of our total revenues for the six-month period ended April 30, 2016, resulting in a material portion of our pretax income being earned and taxed outside the U.S., primarily in Bermuda and Ireland, at rates ranging from 0% to 35%. The impact on our provision for income taxes of income earned in foreign jurisdictions being taxed at rates different than the U.S. statutory rate was a benefit of approximately $49.7 million and a foreign effective tax rate of approximately 6.0% in the three-month period ended April 30, 2016, compared to a benefit of approximately $60.3 million and a foreign effective tax rate of approximately 9.8% in the three-month period ended May 2, 2015. The impact on our provision for income taxes of income earned in foreign jurisdictions being taxed at rates different than the U.S. statutory rate was a benefit of approximately $103.1 million and a foreign effective tax rate of approximately 6.2% for the six-month period ended April 30, 2016, compared to a benefit of approximately $108.5 million and a foreign effective tax rate of approximately 8.8% for the six-month period ended May 2, 2015. A reduction in the ratio of domestic taxable income to worldwide taxable income effectively lowers the overall tax rate, due to the fact that the tax rates in the majority of foreign jurisdictions where we earn income are significantly lower than the U.S. statutory rate. In addition, our effective income tax rate can be impacted each year by discrete factors or events. Our effective tax rate for the six-month period ended April 30, 2016 included a tax benefit of $7.5 million from the reinstatement of the U.S. federal research and development tax credit in December 2015 retroactive to January 1, 2015. Our effective tax rate for the six-month period ended May 2, 2015 included a tax benefit of $7.0 million from the reinstatement of the U.S. federal research and development tax credit in December 2014 retroactive to January 1, 2014 and a tax benefit of $3.8 million recorded as a result of an acquisition accounting adjustment.
Net Income

	Three Months Ended				Six Months Ended
	April 30, 2016	May 2, 2015	$ Change	% Change	April 30, 2016	May 2, 2015	$ Change	% Change
Net Income	$170,573	$205,338	$(34,765)	(17)%	$335,077	$384,095	$(49,018)	(13%)
Net Income as a % of revenue	21.9%	25.0%			21.6%	24.1%
Diluted EPS	$0.55	$0.65			$1.07	$1.21
Net income decreased in the three-month period ended April 30, 2016, as compared to the same period of fiscal 2015 as a result of the $41.6 million decrease in operating income and the $8.7 million increase in nonoperating expense, partially offset by the $15.5 million decrease in provision for income taxes.

Net income decreased in the six-month period ended April 30, 2016, as compared to the same period of fiscal 2015 as a result of the $54.5 million decrease in operating income and the $14.4 million increase in nonoperating expense, partially offset by the $19.9 million decrease in provision for income taxes.

Liquidity and Capital Resources
At April 30, 2016, our principal source of liquidity was $3.8 billion of cash and cash equivalents and short-term investments, of which approximately $1.0 billion was held in the United States. The balance of our cash and cash equivalents and short-term investments was held outside the United States in various foreign subsidiaries. As we intend to reinvest substantially all of our foreign earnings indefinitely, this cash held outside the United States is not available to meet certain aspects of our cash requirements in the United States, including cash dividends, principal and interest payments, and common stock repurchases. If these funds are needed for U.S. operations or can no longer be permanently reinvested outside the United States, we would be required to accrue and pay U.S. taxes to repatriate these funds. Our cash and cash equivalents consist of highly liquid investments with maturities of three months or less at the time of acquisition, including money market funds, and our short-term investments consist primarily of corporate obligations, such as commercial paper and floating rate notes, bonds and bank time deposits. We maintain these balances with high credit quality counterparties, continually monitor the amount of credit exposure to any one issuer and diversify our investments in order to minimize our credit risk.
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

	Six Months Ended
	April 30, 2016	May 2, 2015
Net cash provided by operating activities	$539,908	$512,684
Net cash provided by operations as a % of revenue	34.9%	32.2%
Net cash used for investing activities	$(549,577)	$(222,290)
Net cash provided by (used for) financing activities	$245,112	$(220,768)
At April 30, 2016, cash and cash equivalents totaled $1.1 billion. The following changes contributed to the net increase in cash and cash equivalents in the six-month period ended April 30, 2016 as compared to the same period in fiscal 2015.
Operating Activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities.
The increase in cash provided by operating activities during the six-month period ended April 30, 2016, as compared to the same period of fiscal 2015, was primarily due to changes in working capital, partially offset by lower net income adjusted for non-cash items.
Investing Activities
Investing cash flows consist primarily of capital expenditures, investment purchases, maturities and sales, as well as cash used for acquisitions.
The increase in cash used for investing activities during the six-month period ended April 30, 2016, as compared to the same period of fiscal 2015, was primarily due to an increase in the net purchases of available-for-sale securities partially offset by a decrease in property, plant and equipment additions.
Financing Activities
Financing cash flows consist primarily of payments of dividends to stockholders, repurchases of common stock, issuance and repayment of long-term debt, and proceeds from the sale of shares of common stock pursuant to employee equity incentive plans.
The increase in cash provided by financing activities during the six-month period ended April 30, 2016 as compared to the same period of fiscal 2015 was primarily due to net proceeds of $1.2 billion received from the issuance of the 2025 Notes and 2045 Notes, partially offset by $378.2 million of payments for the redemption of our 2016 Notes, an increase in stock repurchases of $261.7 million as compared to the same period of fiscal 2015, a decrease in proceeds from the sale of shares of common stock pursuant to employee equity incentive plans of $72.2 million as compared to the same period of fiscal 2015, and payments of $33.4 million related to derivative instruments.
Working Capital

	April 30, 2016	October 31, 2015	$ Change	% Change
Accounts receivable, net	$398,979	$466,527	$(67,548)	(14)%
Days sales outstanding*	45	43
Inventory	$399,459	$412,314	$(12,855)	(3)%
Days cost of sales in inventory*	137	113
* We use the average of the current quarter and prior quarter ending net accounts receivable and ending inventory balance in our calculation of days sales outstanding and days cost of sales in inventory, respectively.
The decrease in accounts receivable in dollars was primarily the result of lower product shipments in the final month of the second quarter of fiscal 2016 as compared to the final month of the fourth quarter of fiscal 2015. Days sales outstanding increased as a result of a decrease in revenue of 20% while average accounts receivable decreased 16% for the same period.
The decrease in inventory in dollars was a result of our efforts to balance manufacturing production, demand and inventory levels. Our inventory levels are impacted by our need to support forecasted sales demand and variations between those forecasts and actual demand. Days cost of sales in inventory increased as a result of cost of sales decreasing by 20% while average inventory decreased 4% for the same period.
Current liabilities decreased to $684.6 million at April 30, 2016 from $1.1 billion at the end of fiscal 2015. The decrease was primarily the result of the redemption of the 2016 Notes in the first quarter of fiscal 2016, a decrease in accrued liabilities as a result of a decrease in accrued variable compensation and a decrease related to the termination and payment of the loss on the forward starting swaps of $33.4 million. These decreases were partially offset by an increase in deferred income on shipments made to distributors more fully described below.
As of April 30, 2016 and October 31, 2015, we had gross deferred revenue of $398.7 million and $379.9 million, respectively, and gross deferred cost of sales of $81.4 million and $79.8 million, respectively. Deferred income on shipments to distributors increased in the first six months of fiscal 2016, primarily as a result of higher demand for products sold into the channel. Sales to distributors are made under agreements that allow distributors to receive price-adjustment credits and to return qualifying products for credit, as determined by us, in order to reduce the amounts of slow-moving, discontinued or obsolete product from their inventory. Given the uncertainties associated with the levels of price-adjustment credits to be granted to distributors, the sales price to the distributors is not fixed or determinable until the distributors resell the products to their customers. Therefore, we defer revenue recognition from sales to distributors until the distributors have sold the products to their customers. The amount of price-adjustments is dependent on future overall market conditions, and therefore the levels of these adjustments could fluctuate significantly from period to period. To the extent that we experience a significant increase in the amount of credits we issue to our distributors, there could be a material impact on the ultimate revenue and gross margin recognized relating to these transactions.
Debt
As of April 30, 2016, we had $1.7 billion of carrying value outstanding on our long term debt. The difference in the carrying value of the debt and the principal is due to the unamortized discount and issuance fees on these instruments that will accrete to the face value over the term of the debt. Our debt obligations consist of the following:
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

The indentures governing the 2023 Notes, 2025 Notes and 2045 Notes contain covenants that may limit our ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of our assets to, any other party. As of April 30, 2016, we were compliant with these covenants. See Note 13, Debt, of the Notes to our Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our outstanding debt.
Revolving Credit Facility
On July 10, 2015, we amended and restated our existing senior unsecured revolving credit facility with certain institutional lenders (the Credit Agreement) dated as of December 19, 2012. The Credit Agreement expires on July 10, 2020, and provides that we may borrow up to $750.0 million. To date, we have not borrowed under this credit facility, but we may borrow in the future and use the proceeds for repayment of existing indebtedness, stock repurchases, acquisitions, capital expenditures, working capital and other lawful corporate purposes. The terms of the facility impose restrictions on our ability to undertake certain transactions, to create certain liens on assets and to incur certain subsidiary indebtedness. In addition, the Credit Agreement contains a consolidated leverage ratio covenant of total consolidated funded debt to consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) of not greater than 3.0 to 1.0. As of April 30, 2016, we were compliant with these covenants.
Stock Repurchase Program
Our common stock repurchase program has been in place since August 2004. On February 15, 2016, the Board of Directors of the Company approved an increase to the current authorization under the Company's stock repurchase program by $600.0 million to $1.0 billion in the aggregate. In the aggregate, our Board of Directors has authorized us to repurchase $6.2 billion of our common stock under the program. Under the program, we may repurchase outstanding shares of our common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized under the program. As of April 30, 2016, we had repurchased a total of approximately 146.6 million shares of our common stock for approximately $5.4 billion under this program. The repurchased shares are held as authorized but unissued shares of common stock. We also from time to time repurchase shares in settlement of employee tax withholding obligations due upon the vesting of restricted stock units. Any future common stock repurchases will be based on several factors, including our financial performance, outlook, liquidity and the amount of cash we have available in the United States.
Capital Expenditures
Net additions to property, plant and equipment were $48.6 million in the first six months of fiscal 2016 and were funded with a combination of cash on hand and cash generated from operations. We expect capital expenditures for fiscal 2016 to be in the range of $130.0 million to $140.0 million. These capital expenditures will be funded with a combination of cash on hand and cash generated from operations.
Dividends
On May 16, 2016, our Board of Directors declared a cash dividend of $0.42 per outstanding share of common stock. The dividend will be paid on June 7, 2016 to all shareholders of record at the close of business on May 27, 2016 and is expected to total approximately $129.1 million. We currently expect quarterly dividends to continue at $0.42 per share, although they remain subject to determination and declaration by our Board of Directors. The payment of future dividends, if any, will be based on several factors, including our financial performance, outlook and liquidity.

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
There have not been any other material changes during the six-month period ended April 30, 2016 to the amounts presented in the table summarizing our contractual obligations included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015.

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

Critical Accounting Policies and Estimates
There were no material changes in the six-month period ended April 30, 2016 to the information provided under the heading “Critical Accounting Policies and Estimates” in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended October 31, 2015.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Exposure
In the first quarter of fiscal 2016, we issued $850.0 million aggregate principal amount of 3.9% senior unsecured notes due December 15, 2025 (the 2025 Notes) and $400.0 million aggregate principal amount of 5.3% senior unsecured notes due December 15, 2045 (the 2045 Notes) with semi-annual fixed interest payments due on June 15 and December 15 of each year, commencing June 15, 2016. In addition in the first quarter of fiscal 2016, we redeemed our outstanding $375.0 million aggregate principal amount of 3.0% senior unsecured notes due April 15, 2016. A hypothetical 100 basis point increase in market interest rates would reduce the fair value of our 2025 Notes outstanding by approximately $68 million and our 2045 Notes outstanding by approximately $58 million.  These amounts were not provided in the information under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” set forth in our Annual Report on Form 10-K for the year ended October 31, 2015 as the debt was not issued at that time.
Other than as described above, there were no material changes in the six-month period ended April 30, 2016 to the information provided under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” set forth in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015.

ITEM 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in Internal Control over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended April 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our future success significantly depends on our continued ability to execute our business strategy, continue to improve our existing products and design, develop, produce and market innovative new products. Product design, development, innovation and enhancement is often a complex, time-consuming and costly process involving significant investment in research and development, with no assurance of return on investment. There can be no assurance that we will be able to develop and introduce new and improved products in a timely or efficient manner or that new and improved products, if developed, will achieve market acceptance. Our products generally must conform to various evolving and sometimes competing industry standards, which may adversely affect our ability to compete in certain markets or require us to incur significant costs. In addition, our customers generally impose very high quality and reliability standards on our products, which often change and may be difficult or costly to satisfy. Any inability to satisfy customer quality and reliability standards or comply with industry standards and technical requirements may adversely affect demand for our products and our results of operations. In addition, our growth is dependent on our continued ability to identify and penetrate new markets where we have limited experience and competition is intense. Some of our customers in these markets are less established, which could subject us to increased credit risk. There can be no assurance that the markets we serve and/or target based on our business strategy will grow in the future, that our existing and new products will meet the requirements of these markets, that our products, or the products in which our products are used, will achieve customer acceptance in these markets, that competitors will not force price reductions or take market share from us, or that we can achieve or maintain adequate gross margins or profits in these markets. Additionally, developing markets, such as the developing Internet of Things (IoT) market, require significant investments and resources in order to compete effectively and there can be no assurance that we will achieve success in these markets. Furthermore, a decline in demand in one or several of our end-user markets could have a material adverse effect on the demand for our products and our results of operations.
We may not be able to compete successfully in markets within the semiconductor industry in the future.
We face intense technological and pricing competition in the semiconductor industry, and we expect this competition to increase in the future, including from companies located outside of the United States. Many companies have sufficient financial, manufacturing, technical, sales and marketing resources to develop and market products that compete with our products. Some of our competitors may have more advantageous supply or development relationships with our current and potential customers or suppliers. Our competitors also include emerging companies selling specialized products in markets we serve and entities outside of the U.S., including entities associated with efforts by foreign governments to create indigenous semiconductor industries. Competition is generally based on design and quality of products, product performance, features and functionality, and product pricing, availability and capacity, with the relative importance of these factors varying among products, markets and customers. Existing or new competitors may develop products or technologies that more effectively address the demands of our customers and markets with enhanced performance, features and functionality, lower power requirements, greater levels of integration or lower cost. In addition, as we seek to expand our business, including the design and production of products and services for the IoT market, we may encounter increased competition from our current competitors and/or new competitors. Increased competition in certain markets has resulted in and may continue to result in declining average selling prices, reduced gross margins and loss of market share in those markets. There can be no assurance that we will be able to compete successfully in the future against existing or new competitors, or that our operating results will not be adversely affected by increased competition. In addition, the semiconductor industry has experienced significant consolidation over the past several years. Consolidation among our competitors could lead to a changing competitive landscape, which could negatively impact our competitive position and market share and harm our results of operations.
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

•
complex and varying government regulations and legal standards, particularly with respect to price protection, competition practices, export control regulations and restrictions, customs and tax requirements, anti-boycott regulations, data privacy, intellectual property, anti-corruption and environmental compliance, including U.S. customs and export regulations and restrictions, including International Traffic in Arms Regulations and the Foreign Corrupt Practices Act;

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

Many of these risks are present in China. While we expect to continue to expand our business and operations in China, our success in the Chinese markets may be adversely affected by China’s continuously evolving policies, laws and regulations, including those relating to taxation, import and export tariffs or restrictions, currency controls, antitrust, the environment, indigenous innovation and the promotion of a domestic semiconductor industry, and intellectual property rights and enforcement and protection of those rights. Enforcement of existing laws or agreements may be inconsistent. In addition, changes in the political environment, governmental policies, international trade policies and relations, or U.S.-China relations could result in revisions to laws or regulations or their interpretation and enforcement, exposure of our proprietary intellectual property, increased taxation, and restrictions on imports, import duties or currency revaluations, which could have an adverse effect on our business plans and operating results.
At April 30, 2016, our principal source of liquidity was $3.8 billion of cash and cash equivalents and short-term investments, of which approximately $1.0 billion was held in the United States and the remaining balance was held outside the United States in various foreign subsidiaries. As we intend to reinvest our foreign earnings indefinitely, this cash held outside the United States is not readily available to meet our cash requirements in the United States. We require a substantial amount of cash in the United States for operating requirements, stock repurchases, cash dividends and acquisitions. If we are unable to address our U.S. cash requirements through operations, borrowings under our current credit facility, future debt or equity offerings or other sources of cash obtained at an acceptable cost, it may be necessary for us to consider repatriation of earnings that are permanently reinvested, and we may be required to pay additional taxes under current tax laws, which could have a material adverse effect on our results of operations and financial condition.
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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 31, 2016 through February 27, 2016	898,061	$51.25	892,932	$969,150,528
February 28, 2016 through March 26, 2016	1,388,876	$56.28	1,170,855	$903,125,134
March 27, 2016 through April 30, 2016	1,526,635	$58.60	1,506,603	$814,842,259
Total	3,813,572	$56.02	3,570,390	$814,842,259

(a)	Includes 243,182 shares withheld by us from employees to satisfy minimum employee tax obligations upon vesting of restricted stock units granted to our employees under our equity compensation plans.

(b)
The average price paid per share of stock repurchased under the stock repurchase program includes the commissions paid to the brokers. The average price paid for shares in connection with vesting of restricted stock units are averages of the closing stock price at the vesting date which is used to calculate the number of shares to be withheld.

(c)
Shares repurchased pursuant to the stock repurchase program publicly announced on August 12, 2004. On February 15, 2016, the Board of Directors of the Company approved an increase to the current authorization for the stock repurchase program by $600.0 million to $1.0 billion in the aggregate. In the aggregate, our Board of Directors has authorized us to repurchase $6.2 billion of our common stock under the program. Under the repurchase program, we may repurchase outstanding shares of our common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.

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

ANALOG DEVICES, INC.

Date: May 18, 2016	By:	/S/ VINCENT ROCHE
Vincent Roche
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 18, 2016	By:	/S/ DAVID A. ZINSNER
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
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and six months ended April 30, 2016 and May 2, 2015, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended April 30, 2016 and May 2, 2015, (iii) Condensed Consolidated Balance Sheets at April 30, 2016 and October 31, 2015, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended April 30, 2016 and May 2, 2015 and (v) Notes to Condensed Consolidated Financial Statements for the three and six months ended April 30, 2016.