Form 10-Q
period 2016-07-30
ANALOG DEVICES INC
filed 2016-08-17
CIK 6281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2016
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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐    NO  ☑
As of July 30, 2016 there were 307,474,197 shares of common stock of the registrant, $0.16 2/3 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ANALOG DEVICES, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Revenue	$869,591	$863,365	$2,417,786	$2,456,370
Cost of sales (1)	297,301	294,328	857,300	838,904
Gross margin	572,290	569,037	1,560,486	1,617,466
Operating expenses:
Research and development (1)	163,227	160,784	480,890	466,723
Selling, marketing, general and administrative (1)	122,909	120,030	342,557	357,572
Amortization of intangibles	17,447	22,954	52,224	70,960
Special charges	—	—	13,684	—
	303,583	303,768	889,355	895,255
Operating income	268,707	265,269	671,131	722,211
Nonoperating expense (income):
Interest expense	18,476	6,755	49,993	20,291
Interest income	(5,665)	(2,229)	(14,107)	(6,282)
Other, net	(504)	1,265	1,758	2,765
	12,307	5,791	37,644	16,774
Income before income taxes	256,400	259,478	633,487	705,437
Provision for income taxes	25,970	43,000	67,980	104,864
Net income	$230,430	$216,478	$565,507	$600,573
Shares used to compute earnings per share – basic	307,135	313,877	309,030	312,604
Shares used to compute earnings per share – diluted	310,558	318,187	312,534	316,973
Basic earnings per share	$0.75	$0.69	$1.83	$1.92
Diluted earnings per share	$0.74	$0.68	$1.81	$1.89
Dividends declared and paid per share	$0.42	$0.40	$1.24	$1.17
(1) Includes stock-based compensation expense as follows:
Cost of sales	$1,844	$2,196	$5,922	$6,795
Research and development	$6,682	$6,839	$20,032	$20,129
Selling, marketing, general and administrative	$8,093	$7,329	$22,233	$25,912
See accompanying notes.

ANALOG DEVICES, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) (thousands)

	Three Months Ended		Nine Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Net income	$230,430	$216,478	$565,507	$600,573
Foreign currency translation adjustments	(2,859)	(7,871)	(2,923)	(15,345)
Change in fair value of available-for-sale securities classified as short-term investments (net of taxes of $7, $62, $49 and $58, respectively)	(307)	(164)	223	57
Change in fair value of derivative instruments designated as cash flow hedges (net of taxes of $371, $202, $767, and $7,619, respectively)	(3,545)	2,832	2,755	(11,984)
Changes in pension plans including prior service cost, transition obligation, net actuarial loss and foreign currency translation adjustments (net of taxes of $50, $275, $152, and $838 respectively)	880	3,297	1,240	23,037
Other comprehensive (loss) income	(5,831)	(1,906)	1,295	(4,235)
Comprehensive income	$224,599	$214,572	$566,802	$596,338

See accompanying notes.

ANALOG DEVICES, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (thousands, except share and per share amounts)

	July 30, 2016	October 31, 2015 (as adjusted Note 1)
ASSETS
Current Assets
Cash and cash equivalents	$1,103,670	$884,353
Short-term investments	2,699,764	2,144,575
Accounts receivable, net	452,944	466,527
Inventories (1)	392,303	412,314
Deferred tax assets	—	129,241
Prepaid income tax	25,156	1,941
Prepaid expenses and other current assets	54,051	40,597
Total current assets	4,727,888	4,079,548
Property, Plant and Equipment, at Cost
Land and buildings	561,894	559,660
Machinery and equipment	1,983,187	1,932,727
Office equipment	57,997	54,099
Leasehold improvements	60,154	55,609
	2,663,232	2,602,095
Less accumulated depreciation and amortization	2,034,138	1,957,985
Net property, plant and equipment	629,094	644,110
Other Assets
Deferred compensation plan investments	26,178	23,753
Other investments	27,899	17,482
Goodwill	1,639,033	1,636,526
Intangible assets, net	529,035	583,517
Deferred tax assets	33,661	33,280
Other assets	72,265	40,561
Total other assets	2,328,071	2,335,119
	$7,685,053	$7,058,777
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$160,416	$174,247
Deferred income on shipments to distributors, net	327,444	300,087
Income taxes payable	2,396	15,062
Debt, current	—	374,594
Accrued liabilities	188,437	249,595
Total current liabilities	678,693	1,113,585
Non-current liabilities
Long-term debt	1,731,758	495,341
Deferred income taxes	133,412	227,376
Deferred compensation plan liability	26,178	23,753
Other non-current liabilities	131,679	125,763
Total non-current liabilities	2,023,027	872,233
Commitments and contingencies
Shareholders’ Equity
Preferred stock, $1.00 par value, 471,934 shares authorized, none outstanding	—	—
Common stock, $0.16 2/3 par value, 1,200,000,000 shares authorized, 307,474,197 shares issued and outstanding (312,060,682 on October 31, 2015)	51,247	52,011
Capital in excess of par value	362,357	634,484
Retained earnings	4,619,285	4,437,315
Accumulated other comprehensive loss	(49,556)	(50,851)
Total shareholders’ equity	4,983,333	5,072,959
	$7,685,053	$7,058,777

(1)	Includes $2,554 and $2,923 related to stock-based compensation at July 30, 2016 and October 31, 2015, respectively.
See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(thousands)

	Nine Months Ended
	July 30, 2016	August 1, 2015
Cash flows from operating activities:
Net income	$565,507	$600,573
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	100,424	97,459
Amortization of intangibles	55,703	73,791
Stock-based compensation expense	48,187	52,836
Loss on extinguishment of debt	3,290	—
Excess tax benefit-stock options	(7,180)	(22,150)
Deferred income taxes	5,072	(26,564)
Other non-cash activity	2,371	9,402
Changes in operating assets and liabilities	20,537	(75,524)
Total adjustments	228,404	109,250
Net cash provided by operating activities	793,911	709,823
Cash flows from investing activities:
Purchases of short-term available-for-sale investments	(5,855,930)	(4,275,797)
Maturities of short-term available-for-sale investments	5,010,942	2,939,035
Sales of short-term available-for-sale investments	290,071	1,091,648
Additions to property, plant and equipment	(86,173)	(108,153)
Payments for acquisitions, net of cash acquired	(2,203)	(7,065)
Increase in other assets	(18,048)	(9,377)
Net cash used for investing activities	(661,341)	(369,709)
Cash flows from financing activities:
Early termination of debt	(378,156)	—
Payments of derivative instruments	(33,430)	—
Proceeds from debt	1,235,331	—
Payments of deferred financing fees	(22,208)	—
Dividend payments to shareholders	(383,537)	(365,477)
Repurchase of common stock	(368,649)	(115,251)
Proceeds from employee stock plans	39,342	114,871
Contingent consideration payment	—	(1,767)
Changes in other financing activities	(7,423)	(3,224)
Excess tax benefit-stock options	7,180	22,150
Net cash provided by (used for) financing activities	88,450	(348,698)
Effect of exchange rate changes on cash	(1,703)	(3,152)
Net increase (decrease) in cash and cash equivalents	219,317	(11,736)
Cash and cash equivalents at beginning of period	884,353	569,233
Cash and cash equivalents at end of period	$1,103,670	$557,497
See accompanying notes.

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JULY 30, 2016
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
Certain amounts reported in previous periods have been reclassified to conform to the fiscal 2016 presentation. As further discussed in Note 17, New Accounting Pronouncements, the Company adopted the Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2015-03, Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03), in the first quarter of fiscal 2016. As shown in the table below, pursuant to the guidance in ASU 2015-03 the Company has reclassified unamortized debt issuance costs associated with its senior notes in the Condensed Consolidated Balance Sheet as of October 31, 2015 as follows (in thousands):

	October 31, 2015 as presented	Reclassifications	October 31, 2015 as adjusted
Other assets	$43,962	$(3,401)	$40,561
Total other assets	$2,338,520	$(3,401)	$2,335,119
Total assets	$7,062,178	$(3,401)	$7,058,777
Current debt	$374,839	$(245)	$374,594
Current liabilities	$1,113,830	$(245)	$1,113,585
Long-term debt	$498,497	$(3,156)	$495,341
Total non-current liabilities	$875,389	$(3,156)	$872,233
Total liabilities and shareholders equity	$7,062,178	$(3,401)	$7,058,777
The Company has a 52-53 week fiscal year that ends on the Saturday closest to the last day in October. Fiscal 2016 and fiscal 2015 are 52-week fiscal years.
Proposed acquisition of Linear Technology Corporation
On July 26, 2016, the Company entered into a definitive agreement (the “Merger Agreement”) to acquire Linear Technology Corporation (“Linear”), an independent manufacturer of high performance linear integrated circuits. See Note 15, Acquisitions, for additional information.

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
As of July 30, 2016 and October 31, 2015, the Company had gross deferred revenue of $413.7 million and $379.9 million, respectively, and gross deferred cost of sales of $86.3 million and $79.8 million, respectively.
The Company generally offers a twelve-month warranty for its products. The Company’s warranty policy provides for replacement of defective products. Specific accruals are recorded for known product warranty issues. Product warranty expenses during each of the three- and nine-month periods ended July 30, 2016 and August 1, 2015 were not material.

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
Modification of Awards — The Company has from time to time modified the vesting terms of its equity awards to employees and directors. The modifications made to the Company’s equity awards in the first nine months of fiscal 2016 or fiscal 2015 did not result in significant incremental compensation costs, either individually or in the aggregate.
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
Information pertaining to the Company’s stock option awards and the related estimated weighted-average assumptions to calculate the fair value of stock options using the Black-Scholes valuation model granted during the three- and nine-month periods ended July 30, 2016 and August 1, 2015 are as follows:

	Three Months Ended		Nine Months Ended
Stock Options	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Options granted (in thousands)	23	23	1,738	1,931
Weighted-average exercise price	$56.20	$63.39	$54.92	$57.18
Weighted-average grant-date fair value	$10.86	$11.52	$12.77	$10.35
Assumptions:
Weighted-average expected volatility	29.1%	25.0%	34.2%	25.8%
Weighted-average expected term (in years)	5.1	5.3	5.1	5.3
Weighted-average risk-free interest rate	1.2%	1.6%	1.4%	1.6%
Weighted-average expected dividend yield	3.0%	2.5%	3.1%	2.8%
The Company utilizes the Monte Carlo simulation valuation model to value market-based restricted stock units. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the performance conditions stipulated in the award grant and calculates the fair market value for the market-based restricted stock units granted. The Monte Carlo simulation model also uses stock price volatility and other variables to estimate the probability of satisfying the performance conditions, including the possibility that the market condition may not be satisfied, and the resulting fair value of the award. Information pertaining to the market-based restricted stock units and the related estimated assumptions used to calculate the fair value of the market-based restricted stock units granted during the nine-month periods ended July 30, 2016 and August 1, 2015 using the Monte Carlo simulation model are as follows:

	Nine Months Ended	Nine Months Ended
Market-based Restricted Stock Units	July 30, 2016	August 1, 2015
Units granted (in thousands)	102	75
Grant-date fair value	$58.95	$55.67
Assumptions:
Historical stock price volatility	25.1%	20.0%
Risk-free interest rate	1.1%	1.1%
Expected dividend yield	3.0%	2.8%
The Company did not grant market-based restricted stock units during the three-month periods ended July 30, 2016 or August 1, 2015.
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
Stock-Based Compensation Expense
The amount of stock-based compensation expense recognized during a period is based on the value of the awards that are ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock-based award. Based on an analysis of its historical forfeitures, the Company has applied an annual forfeiture rate of 4.7% to all unvested stock-based awards as of July 30, 2016. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those options that vest.
Additional paid-in-capital (APIC) Pool
The APIC pool represents the excess tax benefits related to share-based compensation that are available to absorb future tax deficiencies. If the amount of future tax deficiencies is greater than the available APIC pool, the Company records the excess as income tax expense in its condensed consolidated statements of income. During the three- and nine-month periods ended July 30, 2016 and August 1, 2015, the Company had a sufficient APIC pool to cover any tax deficiencies recorded and as a result, these deficiencies did not affect its results of operations.
Stock-Based Compensation Activity
A summary of the activity under the Company’s stock option plans as of July 30, 2016 and changes during the three- and nine-month periods then ended is presented below:

Activity during the Three Months Ended July 30, 2016	Options Outstanding (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at April 30, 2016	12,972	$43.49
Options granted	23	$56.20
Options exercised	(496)	$33.56
Options forfeited	(52)	$50.88
Options expired	—	$54.29
Options outstanding at July 30, 2016	12,447	$43.87	6.1	$248,416
Options exercisable at July 30, 2016	7,176	$37.49	4.6	$189,050
Options vested or expected to vest at July 30, 2016 (1)	12,000	$43.50	6.0	$244,009

(1)
In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. The number of options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

Activity during the Nine Months Ended July 30, 2016	Options Outstanding (in thousands)	Weighted- Average Exercise Price Per Share
Options outstanding at October 31, 2015	12,181	$41.60
Options granted	1,738	$54.92
Options exercised	(1,137)	$34.72
Options forfeited	(326)	$49.89
Options expired	(9)	$42.74
Options outstanding at July 30, 2016	12,447	$43.87
During the three and nine months ended July 30, 2016, the total intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) was $13.0 million and $26.9 million, respectively, and the total amount of proceeds received by the Company from the exercise of these options was $16.6 million and $39.3 million, respectively.
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
A summary of the Company’s restricted stock unit award activity as of July 30, 2016 and changes during the three- and nine-month periods then ended is presented below:

Activity during the Three Months Ended July 30, 2016	Restricted Stock Units Outstanding (in thousands)	Weighted- Average Grant- Date Fair Value Per Share
Restricted stock units outstanding at April 30, 2016	2,753	$49.89
Units granted	20	$51.53
Restrictions lapsed	(34)	$43.49
Forfeited	(21)	$49.83
Restricted stock units outstanding at July 30, 2016	2,718	$49.98

Activity during the Nine Months Ended July 30, 2016	Restricted Stock Units Outstanding (in thousands)	Weighted- Average Grant- Date Fair Value Per Share
Restricted stock units outstanding at October 31, 2015	2,698	$47.59
Units granted	997	$51.41
Restrictions lapsed	(848)	$44.12
Forfeited	(129)	$49.26
Restricted stock units outstanding at July 30, 2016	2,718	$49.98
As of July 30, 2016, there was $125.8 million of total unrecognized compensation cost related to unvested stock-based awards comprised of stock options and restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.4 years. The total grant-date fair value of shares that vested during the three- and nine-month periods ended July 30, 2016 was approximately $1.7 million and $59.0 million, respectively. The total grant-date fair value of shares that vested during the three- and nine-month periods ended August 1, 2015 was approximately $1.9 million and $60.7 million, respectively.

Note 4 – Common Stock Repurchase
The Company’s common stock repurchase program has been in place since August 2004. In the aggregate, the Board of Directors has authorized the Company to repurchase $6.2 billion of the Company’s common stock under the program. The Company may repurchase outstanding shares of its common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of the Company’s Board of Directors, the repurchase program will expire when the Company has repurchased all shares authorized under the program. As of July 30, 2016, the Company had repurchased a total of approximately 147.0 million shares of its common stock for approximately $5.4 billion under this program. As of July 30, 2016, an additional $792.5 million remains available for repurchase of shares under the current authorized program. The repurchased shares are held as authorized but unissued shares of common stock. The Company also, from time to time, repurchases shares in settlement of employee minimum tax withholding obligations due upon the vesting of restricted stock units. The withholding amount is based on the employee's minimum statutory withholding requirement. Any future common stock repurchases will be dependent upon several factors, including the Company's financial performance, outlook, liquidity and the amount of cash the Company has available in the United States. As a result of the Company's planned acquisition of Linear Technology Corporation (see Note 15, Acquisitions), the Company temporarily suspended the common stock repurchase plan in the third quarter of 2016.

Note 5 – Accumulated Other Comprehensive Income (Loss)

The following table provides the changes in accumulated other comprehensive income (loss) (OCI) by component and the related tax effects during the first nine months of fiscal 2016.

	Foreign currency translation adjustment	Unrealized holding gains on available for sale securities classified as short-term investments	Unrealized holding (losses) on available for sale securities classified as short-term investments	Unrealized holding gains (losses) on derivatives	Pension plans	Total
October 31, 2015	$(18,057)	$216	$(544)	$(17,692)	$(14,774)	$(50,851)
Other comprehensive income (loss) before reclassifications	(2,923)	139	133	(109)	869	(1,891)
Amounts reclassified out of other comprehensive income (loss)	—	—	—	3,631	523	4,154
Tax effects	—	(24)	(25)	(767)	(152)	(968)
Other comprehensive income (loss)	(2,923)	115	108	2,755	1,240	1,295
July 30, 2016	$(20,980)	$331	$(436)	$(14,937)	$(13,534)	$(49,556)

The amounts reclassified out of accumulated other comprehensive income (loss) with presentation location during each period were as follows:

	Three Months Ended		Nine Months Ended
Comprehensive Income Component	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015	Location
Unrealized holding losses (gains) on derivatives
Currency forwards	$46	$2,384	$1,672	$7,726	Cost of sales
	93	1,350	783	4,586	Research and development
	(577)	2,153	(231)	7,446	Selling, marketing, general and administrative
	—	—	—	(1,466)	(a)
Treasury rate lock	(274)	(274)	(822)	(822)	Interest expense
Swap rate lock	836	—	2,229	—	Interest expense
	124	5,613	3,631	17,470	Total before tax
	(141)	(444)	(807)	(1,842)	Tax
	$(17)	$5,169	$2,824	$15,628	Net of tax

Amortization of pension components
Transition obligation	$4	$5	$12	$15	(b)
Prior service credit	—	(61)	—	(185)	(b)
Actuarial losses	168	1,899	511	5,761	(b)
	172	1,843	523	5,591	Total before tax
	(50)	(275)	(152)	(838)	Tax
	$122	$1,568	$371	$4,753	Net of tax

Total amounts reclassified out of accumulated other comprehensive income (loss), net of tax	$105	$6,737	$3,195	$20,381
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

The Company estimates $0.2 million of forward foreign currency derivative instruments included in OCI will be reclassified into earnings within the next twelve months. There was no ineffectiveness related to designated forward foreign currency derivative instruments in the three- and nine-month periods ended July 30, 2016 and August 1, 2015.
Gross unrealized gains and losses on available-for-sale securities classified as short-term investments at July 30, 2016 and October 31, 2015 are as follows:

	July 30, 2016	October 31, 2015
Unrealized gains on securities classified as short-term investments	$372	$233
Unrealized losses on securities classified as short-term investments	(451)	(584)
Net unrealized losses on securities classified as short-term investments	$(79)	$(351)
As of July 30, 2016, the Company held 92 investment securities, 32 of which were in an unrealized loss position with gross unrealized losses of $0.5 million and an aggregate fair value of $1.2 billion. As of October 31, 2015, the Company held 76 investment securities, 23 of which were in an unrealized loss position with gross unrealized losses of $0.6 million and an aggregate fair value of $823.4 million. These unrealized losses were primarily related to corporate obligations that earn lower interest rates than current market rates. None of these investments have been in a loss position for more than twelve months. As the Company does not intend to sell these investments and it is unlikely that the Company will be required to sell the investments before recovery of their amortized basis, which will be at maturity, the Company does not consider those investments to be other-than-temporarily impaired at July 30, 2016 and October 31, 2015.
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
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Net Income	$230,430	$216,478	$565,507	$600,573
Basic shares:
Weighted-average shares outstanding	307,135	313,877	309,030	312,604
Earnings per share basic:	$0.75	$0.69	$1.83	$1.92
Diluted shares:
Weighted-average shares outstanding	307,135	313,877	309,030	312,604
Assumed exercise of common stock equivalents	3,423	4,310	3,504	4,369
Weighted-average common and common equivalent shares	310,558	318,187	312,534	316,973
Earnings per share diluted:	$0.74	$0.68	$1.81	$1.89
Anti-dilutive shares related to:
Outstanding stock options	3,498	1,772	3,409	1,952

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
The following tables display the special charges taken for ongoing actions in fiscal 2016 and a roll-forward from October 31, 2015 to July 30, 2016 of the employee separation and exit cost accruals established related to these actions.

Reduction of Operating Costs Action
Statements of Income	Fiscal 2016
Workforce reductions	$13,684
Total Special Charges	$13,684

Accrued Restructuring	Reduction of Operating Costs Action
Balance at October 31, 2015	$5,877
Severance payments	(1,984)
Effect of foreign currency on accrual	1
Balance at January 30, 2016	$3,894
Second quarter 2016 special charge	13,684
Severance payments	(2,177)
Effect of foreign currency on accrual	8
Balance at April 30, 2016	$15,409
Severance payments	(1,541)
Effect of foreign currency on accrual	(6)
Balance at July 30, 2016	$13,862

Reduction of Operating Costs Action
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
During the second quarter of fiscal 2016, the Company recorded special charges of approximately $13.7 million for severance and fringe benefit costs in accordance with the Company's ongoing benefit plan for 123 manufacturing, engineering and SMG&A employees. As of July 30, 2016, the Company still employed 90 of the 123 employees included in these cost reduction actions. These employees must continue to be employed by the Company until their employment is involuntarily terminated in order to receive the severance benefit.

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

	Three Months Ended
	July 30, 2016			August 1, 2015
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue
Industrial	$374,735	43%	(3)%	$384,473	45%
Automotive	134,617	15%	3%	130,228	15%
Consumer	186,101	21%	(10)%	206,656	24%
Communications	174,138	20%	23%	142,008	16%
Total revenue	$869,591	100%	1%	$863,365	100%
____________
* The sum of the individual percentages does not equal the total due to rounding.

	Nine Months Ended
	July 30, 2016			August 1, 2015
	Revenue	% of Revenue	Y/Y%	Revenue	% of Revenue
Industrial	$1,107,853	46%	(2)%	$1,128,116	46%
Automotive	399,129	17%	1%	393,696	16%
Consumer	393,518	16%	(5)%	412,102	17%
Communications	517,286	21%	(1)%	522,456	21%
Total revenue	$2,417,786	100%	(2)%	$2,456,370	100%

Revenue Trends by Geographic Region
Revenue by geographic region, based on the primary location of the Company's customers’ design activity for its products, for the three- and nine-month periods ended July 30, 2016 and August 1, 2015 were as follows:

	Three Months Ended		Nine Months Ended
Region	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
United States	$334,455	$359,682	$846,407	$870,522
Rest of North and South America	22,677	20,186	64,812	65,546
Europe	232,324	221,270	694,200	711,253
Japan	73,753	80,489	213,938	245,395
China	146,069	126,188	425,732	383,356
Rest of Asia	60,313	55,550	172,697	180,298
Total revenue	$869,591	$863,365	$2,417,786	$2,456,370
In the three- and nine-month periods ended July 30, 2016 and August 1, 2015, the predominant country comprising “Rest of North and South America” is Canada; the predominant countries comprising “Europe” are Germany, Sweden, France and the United Kingdom; and the predominant countries comprising “Rest of Asia” are South Korea and Taiwan.

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
The tables below, set forth by level, presents the Company’s financial assets and liabilities, excluding accrued interest components that are accounted for at fair value on a recurring basis as of July 30, 2016 and October 31, 2015. The tables exclude cash on hand and assets and liabilities that are measured at historical cost or any basis other than fair value. As of July 30, 2016 and October 31, 2015, the Company held $58.8 million and $76.4 million, respectively, of cash and held-to-maturity investments that were excluded from the tables below.

	July 30, 2016
	Fair Value measurement at Reporting Date using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents:
Available-for-sale:
Institutional money market funds	$224,363	$—	$—	$224,363
Corporate obligations (1)	—	820,481	—	820,481
Short-term investments:
Available-for-sale:
Securities with one year or less to maturity:
Corporate obligations (1)	—	2,192,194	—	2,192,194
Floating rate notes, issued at par	—	30,003	—	30,003
Floating rate notes (1)	—	477,567	—	477,567
Other assets:
Deferred compensation investments	26,892	—	—	26,892
Forward foreign currency exchange contracts (2)	—	633	—	633
Total assets measured at fair value	$251,255	$3,520,878	$—	$3,772,133
Liabilities
Contingent consideration	—	—	4,093	4,093
Total liabilities measured at fair value	$—	$—	$4,093	$4,093

(1)	The amortized cost of the Company’s investments classified as available-for-sale as of July 30, 2016 was $3.3 billion.

(2)	The Company has a master netting arrangement by counterparty with respect to derivative contracts. See Note 10, Derivatives, for more information related to the Company's master netting arrangements.

	October 31, 2015
	Fair Value measurement at Reporting Date using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents:
Available-for-sale:
Institutional money market funds	$198,853	$—	$—	$198,853
Corporate obligations (1)	—	609,082	—	609,082
Short-term investments:
Available-for-sale:
Securities with one year or less to maturity:
Corporate obligations (1)	—	1,899,374	—	1,899,374
Floating rate notes, issued at par	—	99,648	—	99,648
Floating rate notes (1)	—	145,553	—	145,553
Other assets:
Deferred compensation investments	24,124	—	—	24,124
Total assets measured at fair value	$222,977	$2,753,657	$—	$2,976,634
Liabilities
Contingent consideration	—	—	2,843	2,843
Forward foreign currency exchange contracts (2)	—	3,083	—	3,083
Interest rate swap agreements	—	32,737	—	32,737
Total liabilities measured at fair value	$—	$35,820	$2,843	$38,663

(1)	The amortized cost of the Company’s investments classified as available-for-sale as of October 31, 2015 was $2.6 billion.

(2)	The Company has a master netting arrangement by counterparty with respect to derivative contracts. See Note 10, Derivatives, for more information related to the Company's master netting arrangements.
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
The following table summarizes the change in the fair value of the contingent consideration measured using significant unobservable inputs (Level 3) from October 31, 2015 to July 30, 2016:

Contingent Consideration
Balance as of October 31, 2015	$2,843
Contingent consideration liability recorded (1)	1,500
Fair value adjustment (2)	(46)
Effect of foreign currency	(204)
Balance as of July 30, 2016	$4,093
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
On June 3, 2013, the Company issued $500.0 million aggregate principal amount of 2.875% senior unsecured notes due June 1, 2023 (the 2023 Notes) with semi-annual fixed interest payments due on June 1 and December 1 of each year, commencing December 1, 2013. The fair value of the 2023 Notes as of July 30, 2016 and October 31, 2015 was $500.5 million and $480.9 million, respectively, and is classified as a Level 1 measurement according to the fair value hierarchy.
On December 14, 2015, the Company issued $850.0 million aggregate principal amount of 3.9% senior unsecured notes due December 15, 2025 (the 2025 Notes) and $400.0 million aggregate principal amount of 5.3% senior unsecured notes due December 15, 2045 (the 2045 Notes) with semi-annual fixed interest payments due on June 15 and December 15 of each year, commencing June 15, 2016. The fair value of the 2025 Notes and 2045 Notes as of July 30, 2016 was $904.4 million and $437.9 million, respectively, and are classified as a Level 1 measurements according to the fair value hierarchy.

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
The total notional amounts of forward foreign currency derivative instruments designated as hedging instruments of cash flow hedges denominated in Euros, British Pounds, Philippine Pesos and Japanese Yen as of July 30, 2016 and October 31, 2015 was $181.3 million and $163.9 million, respectively. The fair values of forward foreign currency derivative instruments designated as hedging instruments in the Company’s condensed consolidated balance sheets as of July 30, 2016 and October 31, 2015 were as follows:

		Fair Value At
	Balance Sheet Location	July 30, 2016	October 31, 2015
Forward foreign currency exchange contracts	Prepaid expenses and other current assets	$662	$—
	Accrued liabilities	$—	$3,091
Additionally, the Company enters into forward foreign currency contracts that economically hedge the gains and losses generated by the re-measurement of certain recorded assets and liabilities in a non-functional currency. Changes in the fair value of these undesignated hedges are recognized in other (income) expense immediately as an offset to the changes in the fair value of the asset or liability being hedged. As of July 30, 2016 and October 31, 2015, the total notional amount of these undesignated hedges was $37.2 million and $57.9 million, respectively. The fair value of these undesignated hedges in the Company’s condensed consolidated balance sheets as of July 30, 2016 and October 31, 2015 was immaterial.
All of the Company’s derivative financial instruments are subject to master netting arrangements that allow the Company and its counterparties to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled under these arrangements have been presented in the Company's consolidated balance sheet on a net basis. As of July 30, 2016 and October 31, 2015, none of the master netting arrangements involved collateral. The following table presents the gross amounts of the Company's derivative assets and liabilities and the net amounts recorded in the Company's consolidated balance sheet:

	July 30, 2016	October 31, 2015
Gross amount of recognized assets (liabilities)	$2,704	$(3,896)
Gross amounts of recognized (liabilities) assets offset in the consolidated balance sheet	(2,071)	813
Net assets (liabilities) presented in the consolidated balance sheet	$633	$(3,083)
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
The market risk associated with the Company’s derivative instruments results from currency exchange rate or interest rate movements that are expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. The counterparties to the agreements relating to the Company’s derivative instruments consist of a number of major international financial institutions with high credit ratings. Based on the credit ratings of the Company’s counterparties as of July 30, 2016 and October 31, 2015, nonperformance is not perceived to be a significant risk. Furthermore, none of the Company’s derivatives are subject to collateral or other security arrangements and none contain provisions that are dependent on the Company’s credit ratings from any credit rating agency. While the contract or notional amounts of derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of the Company’s exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of counterparties to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparties’ obligations under the contracts exceed the obligations of the Company to the counterparties. As a result of the above considerations, the Company does not consider the risk of counterparty default to be significant.
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

Note 11 – Goodwill and Intangible Assets
Goodwill
The Company evaluates goodwill for impairment annually, as well as whenever events or changes in circumstances suggest that the carrying value of goodwill may not be recoverable. The Company tests goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis on the first day of the fourth quarter (on or about August 1) or more frequently if indicators of impairment exist. In the first quarter of fiscal 2016, the Company implemented organizational changes designed to accelerate the Company's capability as a solutions provider to the rapidly evolving market for applications referred to as the Internet of Things. The Company performed an impairment analysis immediately prior to and subsequent to the reorganization and evaluated goodwill for impairment as of the date of reorganization. The Company identified its reporting units to be its seven operating segments. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company determines the fair value of its reporting units using the income approach methodology of valuation that includes the discounted cash flow method. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit's goodwill with the carrying value of that goodwill. There was no impairment of goodwill in any period presented. The Company's next annual impairment assessment will be performed as of the first day of the fourth quarter of fiscal 2016 unless indicators arise that would require the Company to re-evaluate at an earlier date. The following table presents the changes in goodwill during the first nine months of fiscal 2016:

Nine Months Ended
July 30, 2016
Balance as of October 31, 2015	$1,636,526
Goodwill adjustment related to acquisitions (1)	2,396
Foreign currency translation adjustment	111
Balance as of July 30, 2016	$1,639,033
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
As of July 30, 2016 and October 31, 2015, the Company’s intangible assets consisted of the following:

	July 30, 2016		October 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$625,976	$141,138	$624,900	$88,913
Technology-based	15,848	7,743	15,100	4,834
IPR&D	36,660	568	37,264	—
Total (1)	$678,484	$149,449	$677,264	$93,747
___________
(1) Foreign intangible asset carrying amounts are affected by foreign currency translation.

Intangible assets, along with the related accumulated amortization, are removed from the table above at the end of the fiscal year they become fully amortized.
For the three- and nine-month periods ended July 30, 2016, amortization expense related to finite-lived intangible assets was $18.9 million and $55.7 million, respectively. For the three- and nine-month periods ended August 1, 2015, amortization expense related to finite-lived intangible assets was $23.9 million and $73.8 million, respectively. The remaining amortization expense will be recognized over an estimated weighted average life of approximately 3.6 years.
The Company expects annual amortization expense for intangible assets to be:

Fiscal Year	Amortization Expense
Remainder of fiscal 2016	$18,914
2017	$75,654
2018	$74,595
2019	$71,646
2020	$71,407

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
Net periodic pension cost of non-U.S. plans is presented in the following table:

	Three Months Ended		Nine Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Service cost	$1,390	$4,095	$4,163	$12,975
Interest cost	921	3,046	2,792	9,636
Expected return on plan assets	(940)	(3,553)	(2,880)	(11,222)
Amortization of initial net obligation	4	5	12	15
Amortization of prior service cost	—	(61)	—	(185)
Amortization of net loss	168	1,899	511	5,761
Net periodic pension cost	$1,543	$5,431	$4,598	$16,980

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
On June 3, 2013, the Company issued $500.0 million aggregate principal amount of 2.875% senior unsecured notes due June 1, 2023 (the 2023 Notes) with semi-annual fixed interest payments due on June 1 and December 1 of each year, commencing December 1, 2013. The sale of the 2023 Notes was made pursuant to the terms of an underwriting agreement, dated as of May 22, 2013, among the Company and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC, as the representatives of the several underwriters named therein. The net proceeds of the offering were $493.9 million, after discount and issuance costs. Debt discount and issuance costs will be amortized through interest expense over the term of the 2023 Notes. The indenture governing the 2023 Notes contains covenants that may limit the Company's ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of its assets to, any other party. As of July 30, 2016, the Company was compliant with these covenants. The 2023 Notes are subordinated to any future secured debt and to the other liabilities of the Company's subsidiaries.
On December 14, 2015, the Company issued $850.0 million aggregate principal amount of 3.9% senior unsecured notes due December 15, 2025 (the 2025 Notes) and $400.0 million aggregate principal amount of 5.3% senior unsecured notes due December 15, 2045 (the 2045 Notes) with semi-annual fixed interest payments due on June 15 and December 15 of each year, commencing June 15, 2016. The sale of the 2025 and 2045 Notes was made pursuant to the terms of an underwriting agreement, dated as of December 3, 2015 among the Company and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Credit Suisse Securities (USA) LLC, as the representatives of the several underwriters named therein. The net proceeds of the offering were $1.2 billion, after discount and issuance costs. Debt discount and issuance costs will be amortized through interest expense over the term of the 2025 Notes and 2045 Notes. The indenture governing the 2025 Notes and 2045 Notes contains covenants that may limit the Company's ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of its assets to, any other party. As of July 30, 2016, the Company was compliant with these covenants. The 2025 Notes and 2045 Notes are subordinated to any future secured debt and to the other liabilities of the Company's subsidiaries.
On July 26, 2016, the Company entered into a definitive agreement to acquire Linear. In connection with the proposed acquisition, the Company announced that it obtained bridge financing commitments and expects to issue both short- and long- term loans and bonds totaling approximately $11.6 billion in the aggregate, to finance the proposed acquisition. The Company also expects to increase its existing revolving credit facility to $1.0 billion as well as modify the related consolidated leverage ratio covenant. With respect to the financing arrangements, the Company will incur certain commitment fees during 2016 and 2017 in advance of closing of the proposed acquisition. The bridge financing commitments expire on April 26, 2017, and may be extended until October 26, 2017 under certain conditions. The Company expects to incur fees for the bridge financing commitments of approximately $37.8 million, of which $28.7 million was recorded as debt issuance costs in the third quarter of fiscal 2016 and will be amortized into interest expense over the term of the bridge financing commitments. In addition, the Company expects to incur approximately $5.1 million in customary fees, including ticking fees, related to the future financing arrangements as well as its revolving credit facility, of which approximately $0.7 million was recorded as debt issuance costs in the third quarter of fiscal 2016 and will be amortized into interest expense over the term of the associated financing arrangements. Additional fees will be incurred when the bridge financing commitments are drawn and in connection with the permanent financing.

The Company’s debt consisted of the following as of July 30, 2016 and October 31, 2015:

	July 30, 2016		October 31, 2015
	Principal	Unamortized discount and debt issuance costs	Principal	Unamortized discount and debt issuance costs
2016 Notes	$—	$—	$375,000	$406
2023 Notes	500,000	4,199	500,000	4,659
2025 Notes	850,000	8,253	—	—
2045 Notes	400,000	5,790	—	—
Total	$1,750,000	$18,242	$875,000	$5,065
Debt, current	$—	$—	$375,000	$406
Long-term debt	$1,750,000	$18,242	$500,000	$4,659

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
Inventories at July 30, 2016 and October 31, 2015 were as follows:

	July 30, 2016	October 31, 2015
Raw materials	$18,495	$21,825
Work in process	256,006	261,520
Finished goods	117,802	128,969
Total inventories	$392,303	$412,314

Note 15 – Acquisitions
Proposed acquisition of Linear Technology Corporation
On July 26, 2016, the Company entered into the Merger Agreement to acquire Linear. Under the terms of the agreement, Linear stockholders will receive, for each outstanding share of Linear common stock, $46.00 in cash and 0.2321 of a share of the Company’s common stock at the closing. Based on the number of outstanding shares of Linear common stock as of July 26, 2016 and the Company's 5-day volume weighted average price as of July 21, 2016, the value of the total consideration to be paid by the Company is estimated to be approximately $14.8 billion, to be funded with the issuance of approximately 58.0 million new shares of the Company’s common stock and approximately $11.6 billion of new short- and long-term loans and bonds.
The transaction is subject to customary closing conditions, including antitrust regulatory clearances and approval by Linear stockholders. The Merger Agreement includes termination rights for both the Company and Linear. Under certain circumstances, including if the proposed merger is terminated due to a failure to obtain the required regulatory clearances, the Company may be required to pay Linear a termination fee of $700.0 million. In addition, Linear may be required to pay the Company a termination fee of $490.0 million under certain circumstances, including if Linear terminates the Merger Agreement to accept a superior proposal.
In connection with the planned acquisition, Analog has obtained bridge financing commitments (see Note 13, Debt). These sources of financing together with the issuance of the new shares of the Company's common stock are expected to be sufficient to finance the acquisition. As a result of the planned acquisition, the Company has temporarily suspended its share repurchase program (see Note 4, Common Stock Repurchase). As of the third quarter of fiscal 2016, the Company has incurred

$8.3 million of transaction-related costs recorded within Selling, Marketing, General and Administrative expenses in the Company's Condensed Consolidated Statement of Income.

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
All of the Company's U.S. federal tax returns prior to fiscal year 2013 are no longer subject to examination.
All of the Company's Ireland tax returns prior to fiscal year 2012 are no longer subject to examination.

Note 17 – New Accounting Pronouncements
Standards Implemented
Interest - Imputation of Interest
In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-03 , Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15, Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements-Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (ASU 2015-15). ASU 2015-15 provides additional guidance to ASU 2015-03, which did not address presentation or subsequent measurement of debt issuance costs associated with line-of-credit-arrangements. ASU 2015-15 noted that the staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit-arrangement, regardless of whether there are any outstanding borrowings on the line-of credit arrangement. The Company elected to early adopt these updates as of January 30, 2016 and debt issuance costs related to a recognized debt liability are presented in the consolidated balance sheet as a direct deduction from the carrying amount of that debt liability. Debt issuance costs related to the Company's revolving credit facility continue to be presented as an asset and are being amortized ratably over the term of the revolving credit facility. The update was adopted because management believes it provides a more meaningful presentation of its financial position. This change in accounting principle has been applied on a retrospective basis and the consolidated balance sheet as of October 31, 2015 has been adjusted to reflect the period specific effects of applying the new guidance. The retrospective application of this change in accounting principle on the consolidated balance sheet as of October 31, 2015 reclassified debt issuance costs of $3.4 million which were previously presented as a long-term asset within other assets, as a reduction to the carrying value of the senior notes by the same amount. The adoption did not have an impact on the Company's condensed consolidated statement of operations in any period.
Income Taxes
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (ASU 2015-17), which simplifies the presentation of deferred income taxes and requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The guidance in ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company elected to early adopt this update as of January 30, 2016 on a prospective basis. The adoption of ASU 2015-17 resulted in a reclassification of the Company's current deferred tax asset to the non-current deferred income taxes in the Company's condensed consolidated balance sheet as of January 30, 2016. The adoption did not have an impact on the Company's condensed consolidated statement of operations in any period. No prior periods were retrospectively adjusted.
Discontinued Operations
In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08), which raises the threshold for disposals to qualify as discontinued operations. Under the new guidance, a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale, should be reported as discontinued operations. ASU 2014-08 also expands the disclosure requirements for discontinued operations and adds new disclosures for individually significant dispositions that do not qualify as discontinued operations. ASU 2014-08 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014, which is the Company's first quarter of fiscal year 2016. As of July 30, 2016, there have been no disposals or classifications as held for sale that would be subject to ASU 2014-08.
Standards to be Implemented
Equity Method Investments
In March 2016, the FASB issued ASU 2016-07, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting (ASU 2016-07). ASU 2016-07 eliminates the requirement that when an investment, initially accounted for under a method other than the equity method of accounting, subsequently qualifies for use of the equity method, an investor must retrospectively apply the equity method in prior periods in which it held the investment. This requires an investor to determine the fair value of the investee’s underlying assets and liabilities retrospectively at each investment date and revise all prior periods as if the equity method had always been applied. The new guidance requires the investor to apply the equity method prospectively from the date the investment qualifies for the equity method. The investor will add the carrying value of the existing investment to the cost of the additional investment to determine the initial cost basis of the equity method investment. ASU 2016-07 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted in any interim or annual period. The Company will adopt ASU-2016-07 in the first quarter of the fiscal year ending November 3, 2018 (fiscal 2018) and is currently evaluating the impact, if any, adoption will have on its financial position and results of operations.
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
Financial Instruments
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 requires a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years. The Company will adopt ASU 2016-13 in the first quarter of fiscal 2020 and is currently evaluating the impact, if any, adoption will have on its financial position and results of operations.

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
Presentation of Financial Statements
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
Stock Compensation
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years, and interim periods within those annual periods, beginning after December 15, 2016 and allows for prospective, retrospective or modified retrospective adoption, depending on the area covered in the update, with early adoption permitted. The Company will adopt ASU 2016-09 in the first quarter of fiscal 2018 and is currently evaluating the impact, if any, adoption will have on its financial position and results of operations.
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
Revenue Recognition
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. generally accepted accounting principles (GAAP). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers Deferral of the Effective Date, which defers the effective date of the new revenue recognition standard by one year, and as a result, public entities would apply the new revenue standard to annual reporting periods beginning after December 15, 2017 and interim periods therein, which is the Company's first quarter of fiscal 2019. Early adoption is permitted for all entities only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The guidance allows for the amendment to be applied either retrospectively to each prior reporting period presented or retrospectively as a cumulative-effect adjustment as of the date of adoption. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers Narrow Scope

Improvements and Practical Expedients (ASU 2016-12). The update does not change the core principal for revenue recognition but rather provide clarifying guidance in a few narrow areas and add some practical expedients to the guidance. The pronouncement has the same effective date as ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers Identifying Performance Obligations and Licensing (ASU 2016-10). ASU 2016-10 clarifies the implementation guidance on identifying performance obligations and licensing on the previously issued ASU 2014-09. The pronouncement has the same effective date as ASU 2014-09. The Company is in the process of evaluating the impact of the adoption of ASU 2014-09, ASU 2016-12 and ASU 2016-10 on its consolidated financial statements.

Note 18 – Subsequent Events
On August 15, 2016, the Board of Directors of the Company declared a cash dividend of $0.42 per outstanding share of common stock. The dividend will be paid on September 7, 2016 to all shareholders of record at the close of business on August 26, 2016.

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
This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding future events and our future results that are subject to the safe harbor created under the Private Securities Litigation Reform Act of 1995 and other safe harbors under the Securities Act of 1933 and the Securities Exchange Act of 1934. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” “could” and “will,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections regarding our future financial performance; our anticipated growth and trends in our businesses; the proposed acquisition of Linear Technology Corporation and financing for the proposed transaction; our future liquidity, capital needs and capital expenditures; our future market position and expected competitive changes in the marketplace for our products; our ability to pay dividends or repurchase stock; our ability to service our outstanding debt; our expected tax rate; the effect of new accounting pronouncements; our ability to successfully integrate acquired businesses and technologies; and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are inherently subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified in Part II, Item 1A. “Risk Factors” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements, including to reflect events or circumstances occurring after the date of the filing of this report, except to the extent required by law.

Results of Operations
(all tabular amounts in thousands except per share amounts and percentages)
Overview

	Three Months Ended
	July 30, 2016	August 1, 2015	$ Change	% Change
Revenue	$869,591	$863,365	$6,226	1%
Gross margin %	65.8%	65.9%
Net income	$230,430	$216,478	$13,952	6%
Net income as a % of revenue	26.5%	25.1%
Diluted EPS	$0.74	$0.68	$0.06	9%

	Nine Months Ended
	July 30, 2016	August 1, 2015	$ Change	% Change
Revenue	$2,417,786	$2,456,370	$(38,584)	(2)%
Gross margin %	64.5%	65.8%
Net income	$565,507	$600,573	$(35,066)	(6)%
Net income as a % of revenue	23.4%	24.4%
Diluted EPS	$1.81	$1.89	$(0.08)	(4)%
Proposed Acquisition of Linear Technology Corporation
On July 26, 2016, we entered into a definitive agreement to acquire Linear Technology Corporation (“Linear”), an independent manufacturer of high performance linear integrated circuits. Under the terms of the acquisition agreement, Linear stockholders will receive, for each outstanding share of Linear common stock, $46.00 in cash and 0.2321 of a share of our common stock. Based on the number of outstanding shares of Linear common stock as of July 26, 2016, and our 5-day volume weighted average price as of July 21, 2016, the value of the total consideration to be paid by us is estimated to be approximately $14.8 billion. The acquisition is subject to the approval of Linear stockholders and the satisfaction of customary closing conditions, including applicable regulatory approvals.
We intend to fund the transaction with the issuance of approximately 58.0 million new shares of our common stock and approximately $11.6 billion of new short- and long-term loans and bonds. The financing is supported by fully underwritten bridge financing commitments and is expected to consist of term loans and bonds. See Note 13, Debt and Note 15, Acquisitions, in the Notes to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.
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

	Three Months Ended
	July 30, 2016			August 1, 2015
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue
Industrial	$374,735	43%	(3)%	$384,473	45%
Automotive	134,617	15%	3%	130,228	15%
Consumer	186,101	21%	(10)%	206,656	24%
Communications	174,138	20%	23%	142,008	16%
Total revenue	$869,591	100%	1%	$863,365	100%

* The sum of the individual percentages does not equal the total due to rounding.
	Nine Months Ended
	July 30, 2016			August 1, 2015
	Revenue	% of Revenue	Y/Y%	Revenue	% of Revenue
Industrial	$1,107,853	46%	(2)%	$1,128,116	46%
Automotive	399,129	17%	1%	393,696	16%
Consumer	393,518	16%	(5)%	412,102	17%
Communications	517,286	21%	(1)%	522,456	21%
Total revenue	$2,417,786	100%	(2)%	$2,456,370	100%

Industrial end market revenue decreased in the three-month period ended July 30, 2016 as compared to the same period of the prior fiscal year primarily as a result of decreased demand for products sold into the aerospace and defense sector and instrumentation sector of this end market. Industrial end market revenue decreased in the nine-month period ended July 30, 2016 as compared to the same periods of the prior fiscal year primarily as a result of decreased demand for products sold into the instrumentation, automation and sensing sectors partially offset by an increase in products sold into the aerospace and defense sector of this end market. Automotive end market revenue increased in the three- and nine-month periods ended July 30, 2016 as compared to the same periods of the prior fiscal year primarily as a result of an increased demand for products sold into this end market moderated by decreased demand for products used in passive safety applications. Consumer end market revenue decreased in the three month period ended July 30, 2016 as compared to the same period of the prior fiscal year primarily as a result of a decreased demand for products sold into the portable sector. Consumer end market revenue decreased in the nine-month period ended July 30, 2016 as compared to the same period of the prior fiscal year primarily as a result of a decreased demand for products sold into the portable and the prosumer A/V markets. Communications end market revenue increased in the three-month period ended July 30, 2016 as compared to the same period of the prior fiscal year primarily as a result of increased demand for products sold into this end market. Communications end market revenue decreased in the nine-month period ended July 30, 2016 as compared to the same period of the prior fiscal year primarily as a result of a decreased demand for products used in wireless base stations, partially offset by increased demand for products used in wireline infrastructure applications.

Revenue Trends by Geographic Region
Revenue by geographic region, based upon the primary location of our customers’ design activity for our products for the three- and nine-month periods ended July 30, 2016 and August 1, 2015 were as follows:

	Three Months Ended
Region	July 30, 2016	August 1, 2015	$ Change	% Change
United States	$334,455	$359,682	$(25,227)	(7)%
Rest of North and South America	22,677	20,186	2,491	12%
Europe	232,324	221,270	11,054	5%
Japan	73,753	80,489	(6,736)	(8)%
China	146,069	126,188	19,881	16%
Rest of Asia	60,313	55,550	4,763	9%
Total revenue	$869,591	$863,365	$6,226	1%

	Nine Months Ended
Region	July 30, 2016	August 1, 2015	$ Change	% Change
United States	$846,407	$870,522	$(24,115)	(3)%
Rest of North and South America	64,812	65,546	(734)	(1)%
Europe	694,200	711,253	(17,053)	(2)%
Japan	213,938	245,395	(31,457)	(13)%
China	425,732	383,356	42,376	11%
Rest of Asia	172,697	180,298	(7,601)	(4)%
Total revenue	$2,417,786	$2,456,370	$(38,584)	(2)%

In the three- and nine-month periods ended July 30, 2016 and August 1, 2015, the predominant country comprising “Rest of North and South America” is Canada; the predominant countries comprising “Europe” are Germany, Sweden, France and the United Kingdom; and the predominant countries comprising “Rest of Asia” are South Korea and Taiwan.
On a regional basis, the sales decrease in the United States in the three- and nine-month periods ended July 30, 2016, as compared to the same period of the prior fiscal year, was primarily the result of a decrease in demand in the consumer and industrial end markets. The sales increase in Europe and China in the three-month period ended July 30, 2016, as compared to the same period of the prior fiscal year, was a result of an increase in demand in the communications end market. The sales decrease in Japan in the three-month period ended July 30, 2016, as compared to the same period of the prior fiscal year, was primarily a result of a decrease in demand in the industrial end market. The sales increase in the Rest of Asia in the three-month period ended July 30, 2016, as compared to the same period of the prior fiscal year, was primarily a result of an increase in demand in the industrial end market. The sales decrease in Europe, Japan and Rest of Asia in the nine-month period ended July 30, 2016, as compared to the same period of the prior fiscal year, was a result of a decrease in demand for our products in most end markets. The sales increase in China in the nine-month period ended July 30, 2016, as compared to the same period of the prior fiscal year, was primarily the result of an increase in demand in the industrial end market.
Gross Margin

	Three Months Ended				Nine Months Ended
	July 30, 2016	August 1, 2015	$ Change	% Change	July 30, 2016	August 1, 2015	$ Change	% Change
Gross margin	$572,290	$569,037	$3,253	1%	$1,560,486	$1,617,466	$(56,980)	(4)%
Gross margin %	65.8%	65.9%			64.5%	65.8%
Gross margin percentage decreased by 10 basis points in the three-month period ended July 30, 2016, as compared to the same period of the prior fiscal year, primarily as a result of a reduced percentage of sales of our products sold into the industrial end market which earn higher margins as compared to products sold into our other end market sectors.
Gross margin percentage decreased by 130 basis points in the nine-month period ended July 30, 2016, as compared to the same period of the prior fiscal year, primarily as a result of lower utilization rates in our manufacturing facilities partially offset by a mix shift in favor of higher margin products being sold.

Research and Development (R&D)

	Three Months Ended				Nine Months Ended
	July 30, 2016	August 1, 2015	$ Change	% Change	July 30, 2016	August 1, 2015	$ Change	% Change
R&D expenses	$163,227	$160,784	$2,443	2%	$480,890	$466,723	$14,167	3%
R&D expenses as a % of revenue	18.8%	18.6%			19.9%	19.0%
R&D expenses increased in the three-month period ended July 30, 2016, as compared to the same period of the prior fiscal year, primarily as a result of increases in R&D employee and related benefit expenses, partially offset by decreases in variable compensation expense linked to our overall profitability and revenue growth and operational spending.
R&D expenses increased in the nine-month period ended July 30, 2016, as compared to the same period of the prior fiscal year, primarily as a result of increases in R&D employee and related benefit expenses and operational spending, partially offset by a decrease in variable compensation expense linked to our overall profitability and revenue growth.
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
Selling, Marketing, General and Administrative (SMG&A)

	Three Months Ended				Nine Months Ended
	July 30, 2016	August 1, 2015	$ Change	% Change	July 30, 2016	August 1, 2015	$ Change	% Change
SMG&A expenses	$122,909	$120,030	$2,879	2%	$342,557	$357,572	$(15,015)	(4%)
SMG&A expenses as a % of revenue	14.1%	13.9%			14.2%	14.6%
SMG&A expenses increased in the three-month period ended July 30, 2016, as compared to the same period of the prior fiscal year, primarily as a result of increases in SMG&A employee and related benefit expenses and increases in acquisition related costs resulting from the proposed acquisition of Linear, partially offset by decreases in variable compensation expense linked to our overall profitability and revenue growth and operational spending.
SMG&A expenses decreased in the nine-month period ended July 30, 2016, as compared to the same period of the prior fiscal year, primarily as a result of decreases in variable compensation expense linked to our overall profitability and revenue growth, and lower stock-based compensation expense as the nine-month period ended August 1, 2015 included additional expense related to the accelerated vesting of equity awards granted to a former executive officer.  In addition, acquisition related costs resulting from the proposed acquisition of Linear in fiscal 2016 were lower than those recorded in fiscal 2015 which were associated with the acquisition of Hittite in fiscal 2014. These decreases in SMG&A expense were partially offset by an increase in SMG&A employee and related benefit expenses.
Amortization of Intangibles

	Three Months Ended				Nine Months Ended
	July 30, 2016	August 1, 2015	$ Change	% Change	July 30, 2016	August 1, 2015	$ Change	% Change
Amortization expenses	$17,447	$22,954	$(5,507)	(24)%	$52,224	$70,960	$(18,736)	(26%)
Amortization expenses as a % of revenue	2.0%	2.7%			2.2%	2.9%
Amortization expense decreased in the three- and nine-month periods ended July 30, 2016, as compared to the same periods of the prior fiscal year, as a result of certain intangible assets becoming fully amortized during fiscal 2015.

Special Charges
During the second quarter of fiscal 2016, we recorded a special charge of approximately $13.7 million for severance and fringe benefit costs in accordance with the Company's ongoing benefit plan for 123 manufacturing, engineering and SMG&A employees. As of July 30, 2016, we still employed 90 of the 123 employees included in these cost reduction actions. These employees must continue to be employed by the Company until their employment is involuntarily terminated in order to receive the severance benefit. We expect this action will result in estimated annual cost savings of approximately $12.3 million once fully implemented.
Operating Income

	Three Months Ended				Nine Months Ended
	July 30, 2016	August 1, 2015	$ Change	% Change	July 30, 2016	August 1, 2015	$ Change	% Change
Operating income	$268,707	$265,269	$3,438	1%	$671,131	$722,211	$(51,080)	(7%)
Operating income as a % of revenue	30.9%	30.7%			27.8%	29.4%
The year-over-year increase in operating income in the three-month period ended July 30, 2016 was primarily the result of a $5.5 million decrease in amortization of intangibles and a $3.3 million increase in gross margin, partially offset by a $2.4 million increase in R&D expenses and a $2.9 million increase in SMG&A expenses as more fully described above under the headings Amortization of Intangibles, Research and Development (R&D) and Selling, Marketing, General and Administrative (SMG&A).
The year-over-year decrease in operating income in the nine-month period ended July 30, 2016 was primarily the result of a 130 basis point decrease in gross margin percentage, a $13.7 million increase in special charges and a $14.2 million increase in R&D expenses, partially offset by a $18.7 million decrease in amortization of intangibles and a $15.0 million decrease in SMG&A expenses as more fully described above under the headings Special Charges, Research and Development (R&D), Amortization of Intangibles and Selling, Marketing, General and Administrative (SMG&A) .
Nonoperating Expense (Income)

	Three Months Ended			Nine Months Ended
	July 30, 2016	August 1, 2015	$ Change	July 30, 2016	August 1, 2015	$ Change
Interest expense	$18,476	$6,755	$11,721	$49,993	$20,291	$29,702
Interest income	(5,665)	(2,229)	(3,436)	(14,107)	(6,282)	(7,825)
Other, net	(504)	1,265	(1,769)	1,758	2,765	(1,007)
Total nonoperating expense	$12,307	$5,791	$6,516	$37,644	$16,774	$20,870
The year-over-year increase in nonoperating expense in the three- and nine- month periods ended July 30, 2016 was primarily the result of an increase in interest expense as a result of the issuance of $850.0 million aggregate principal amount of 3.9% senior unsecured notes due December 15, 2025 (the 2025 Notes) and $400.0 million aggregate principal amount of 5.3% senior unsecured notes due December 15, 2045 (the 2045 Notes) in the first quarter of fiscal 2016. See Note 13, Debt, of the Notes to our Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the issuance of the 2025 Notes and the 2045 Notes.
Provision for Income Taxes

	Three Months Ended			Nine Months Ended
	July 30, 2016	August 1, 2015	$ Change	July 30, 2016	August 1, 2015	$ Change
Provision for income taxes	$25,970	$43,000	$(17,030)	$67,980	$104,864	$(36,884)
Effective income tax rate	10.1%	16.6%		10.7%	14.9%
Our effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where our income is earned.
The tax rate for all periods presented was below the U.S. federal statutory tax rate of 35%, primarily due to lower statutory tax rates applicable to our operations in the foreign jurisdictions in which we earn income. Income from non-U.S.

jurisdictions accounted for approximately 76.9% of our total revenues for the nine-month period ended July 30, 2016, resulting in a material portion of our pretax income being earned and taxed outside the U.S., primarily in Bermuda and Ireland, at rates ranging from 0% to 35%. The impact on our provision for income taxes of income earned in foreign jurisdictions being taxed at rates different than the U.S. statutory rate was a benefit of approximately $73.8 million and a foreign effective tax rate of approximately 5.4% in the three-month period ended July 30, 2016, compared to a benefit of approximately $66.0 million and a foreign effective tax rate of approximately 8.1% in the three-month period ended August 1, 2015. The impact on our provision for income taxes of income earned in foreign jurisdictions being taxed at rates different than the U.S. statutory rate was a benefit of approximately $176.9 million and a foreign effective tax rate of approximately 5.9% for the nine-month period ended July 30, 2016, compared to a benefit of approximately $174.5 million and a foreign effective tax rate of approximately 8.5% for the nine-month period ended August 1, 2015. A reduction in the ratio of domestic taxable income to worldwide taxable income effectively lowers the overall tax rate, due to the fact that the tax rates in the majority of foreign jurisdictions where we earn income are significantly lower than the U.S. statutory rate. In addition, our effective income tax rate can be impacted each year by discrete factors or events. Our effective tax rate for the nine-month period ended July 30, 2016 included a tax benefit of $7.5 million from the reinstatement of the U.S. federal research and development tax credit in December 2015 retroactive to January 1, 2015. Our effective tax rate for the nine-month period ended August 1, 2015 included $2.0 million of discrete tax expense items associated with the U.S. provision to return adjustments, a tax benefit of $7.0 million from the reinstatement of the U.S. federal research and development tax credit in December 2014 retroactive to January 1, 2014 and a tax benefit of $3.8 million recorded as a result of an acquisition accounting adjustment.
Net Income

	Three Months Ended				Nine Months Ended
	July 30, 2016	August 1, 2015	$ Change	% Change	July 30, 2016	August 1, 2015	$ Change	% Change
Net Income	$230,430	$216,478	$13,952	6%	$565,507	$600,573	$(35,066)	(6%)
Net Income as a % of revenue	26.5%	25.1%			23.4%	24.4%
Diluted EPS	$0.74	$0.68			$1.81	$1.89
Net income increased in the three-month period ended July 30, 2016, as compared to the same period of the prior fiscal year as a result of the $17.0 million decrease in provision for income taxes and the $3.4 million increase in operating income, partially offset by the $6.5 million increase in nonoperating expense.
Net income decreased in the nine-month period ended July 30, 2016, as compared to the same period of the prior fiscal year as a result of the $51.1 million decrease in operating income and the $20.9 million increase in nonoperating expense, partially offset by the $36.9 million decrease in provision for income taxes.

Liquidity and Capital Resources
At July 30, 2016, our principal source of liquidity was $3.8 billion of cash and cash equivalents and short-term investments, of which approximately $0.9 billion was held in the United States. The balance of our cash and cash equivalents and short-term investments was held outside the United States in various foreign subsidiaries. As we intend to reinvest substantially all of our foreign earnings indefinitely, this cash held outside the United States is not available to meet certain aspects of our cash requirements in the United States, including cash dividends, principal and interest payments, and common stock repurchases. If these funds are needed for U.S. operations or can no longer be permanently reinvested outside the United States, we would be required to accrue and pay U.S. taxes to repatriate these funds. Our cash and cash equivalents consist of highly liquid investments with maturities of three months or less at the time of acquisition, including money market funds, and our short-term investments consist primarily of corporate obligations, such as commercial paper and floating rate notes, bonds and bank time deposits. We maintain these balances with high credit quality counterparties, continually monitor the amount of credit exposure to any one issuer and diversify our investments in order to minimize our credit risk.
In connection with our proposed acquisition of Linear, during the third quarter of fiscal 2016 we obtained bridge financing commitments and expect to issue both short- and long-term loans and bonds totaling approximately $11.6 billion in the aggregate to finance the proposed acquisition. We also expect to increase our existing revolving credit facility to $1 billion as well as modify the related consolidated leverage ratio covenant. During the period prior to closing, we expect to incur fees and expenses related to the financing arrangements and the acquisition. See Note 13, Debt, of the Notes to our Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

We believe that our existing sources of liquidity and cash expected to be generated from future operations, together with existing and anticipated available long-term financing, will be sufficient to fund operations, capital expenditures, research and development efforts and dividend payments (if any) in the immediate future and for at least the next twelve months.

	Nine Months Ended
	July 30, 2016	August 1, 2015
Net cash provided by operating activities	$793,911	$709,823
Net cash provided by operations as a % of revenue	32.8%	28.9%
Net cash used for investing activities	$(661,341)	$(369,709)
Net cash provided by (used for) financing activities	$88,450	$(348,698)
At July 30, 2016, cash and cash equivalents totaled $1.1 billion. The following changes contributed to the net increase in cash and cash equivalents in the nine-month period ended July 30, 2016 as compared to the same period in fiscal 2015.
Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities.
The increase in cash provided by operating activities during the nine-month period ended July 30, 2016, as compared to the same period of the prior fiscal year, was primarily due to changes in working capital, partially offset by lower net income adjusted for non-cash items.
Investing Activities
Investing cash flows consist primarily of capital expenditures, investment purchases, maturities and sales of available-for-sale securities, as well as cash used for acquisitions.
The increase in cash used for investing activities during the nine-month period ended July 30, 2016, as compared to the same period of the prior fiscal year, was primarily due to an increase in the net purchases of available-for-sale securities, partially offset by a decrease in property, plant and equipment additions.
Financing Activities
Financing cash flows consist primarily of payments of dividends to stockholders, repurchases of common stock, issuance and repayment of long-term debt, and proceeds from the sale of shares of common stock pursuant to employee equity incentive plans.
The increase in cash provided by financing activities during the nine-month period ended July 30, 2016 as compared to the same period of the prior fiscal year was primarily due to net proceeds of $1.2 billion received from the issuance of the 2025 Notes and 2045 Notes, partially offset by $378.2 million of payments for the redemption of our 2016 Notes, an increase in stock repurchases of $253.4 million as compared to the same period of the prior fiscal year, a decrease in proceeds from the sale of shares of common stock pursuant to employee equity incentive plans of $75.5 million as compared to the same period of the prior fiscal year, payments of $33.4 million related to derivative instruments and payments of $22.2 million in deferred financing fees related to the proposed acquisition of Linear.
Working Capital

	July 30, 2016	October 31, 2015	$ Change	% Change
Accounts receivable, net	$452,944	$466,527	$(13,583)	(3)%
Days sales outstanding*	45	43
Inventory	$392,303	$412,314	$(20,011)	(5)%
Days cost of sales in inventory*	122	113
* We use the average of the current quarter and prior quarter ending net accounts receivable and ending inventory balance in our calculation of days sales outstanding and days cost of sales in inventory, respectively.

The decrease in accounts receivable in dollars was primarily the result of lower product shipments in the final month of the third quarter of fiscal 2016 as compared to the final month of the fourth quarter of fiscal 2015. Days sales outstanding increased as a result of a decrease in revenue of 11% while average accounts receivable decreased 7% for the same period.
The decrease in inventory in dollars was a result of our efforts to balance manufacturing production, demand and inventory levels. Our inventory levels are impacted by our need to support forecasted sales demand and variations between those forecasts and actual demand. Days cost of sales in inventory increased as a result of cost of sales decreasing by 12% while average inventory decreased 5% for the same period.
Current liabilities decreased to $678.7 million at July 30, 2016 from $1.1 billion at the end of fiscal 2015. The decrease was primarily the result of the redemption of the 2016 Notes in the first quarter of fiscal 2016, a decrease in accrued liabilities as a result of a decrease in accrued variable compensation and a decrease related to the termination and payment of the loss on the forward starting swaps of $33.4 million.
As of July 30, 2016 and October 31, 2015, we had gross deferred revenue of $413.7 million and $379.9 million, respectively, and gross deferred cost of sales of $86.3 million and $79.8 million, respectively. Deferred income on shipments to distributors increased in the first nine months of fiscal 2016, primarily as a result of higher demand for products sold into the channel. Sales to distributors are made under agreements that allow distributors to receive price-adjustment credits and to return qualifying products for credit, as determined by us, in order to reduce the amounts of slow-moving, discontinued or obsolete product from their inventory. Given the uncertainties associated with the levels of price-adjustment credits to be granted to distributors, the sales price to the distributors is not fixed or determinable until the distributors resell the products to their customers. Therefore, we defer revenue recognition from sales to distributors until the distributors have sold the products to their customers. The amount of price-adjustments is dependent on future overall market conditions, and therefore the levels of these adjustments could fluctuate significantly from period to period. To the extent that we experience a significant increase in the amount of credits we issue to our distributors, there could be a material impact on the ultimate revenue and gross margin recognized relating to these transactions.
Debt
As of July 30, 2016, we had $1.7 billion of carrying value outstanding on our long-term debt. The difference in the carrying value of the debt and the principal is due to the unamortized discount and issuance fees on these instruments that will accrete to the face value over the term of the debt. Our debt obligations consist of the following:
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
The indentures governing the 2023 Notes, 2025 Notes and 2045 Notes contain covenants that may limit our ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of our assets to, any other party. As of July 30, 2016, we were compliant with these covenants. See Note 13, Debt, of the Notes to our Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our outstanding debt.
Revolving Credit Facility
On July 10, 2015, we amended and restated our existing senior unsecured revolving credit facility with certain institutional lenders (the Credit Agreement) dated as of December 19, 2012. The Credit Agreement expires on July 10, 2020, and provides that we may borrow up to $750.0 million. To date, we have not borrowed under this credit facility, but we may borrow in the future and use the proceeds for repayment of existing indebtedness, stock repurchases, acquisitions, capital expenditures, working capital and other lawful corporate purposes. The terms of the facility impose restrictions on our ability to undertake certain transactions, to create certain liens on assets and to incur certain subsidiary indebtedness. In addition, the Credit Agreement contains a consolidated leverage ratio covenant of total consolidated funded debt to consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) of not greater than 3.0 to 1.0. As of July 30, 2016, we were compliant with these covenants.

Stock Repurchase Program
Our common stock repurchase program has been in place since August 2004. On February 15, 2016, the Board of Directors of the Company approved a $600.0 million increase to the current authorization for the Company's stock repurchase program to $1.0 billion in the aggregate. In the aggregate, our Board of Directors has authorized us to repurchase $6.2 billion of our common stock under the program, in the aggregate. Under the program, we may repurchase outstanding shares of our common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized under the program. As of July 30, 2016, we had repurchased a total of approximately 147.0 million shares of our common stock for approximately $5.4 billion under this program. The repurchased shares are held as authorized but unissued shares of common stock. We also from time to time repurchase shares in settlement of employee tax withholding obligations due upon the vesting of restricted stock units. As a result of our proposed acquisition of Linear, we have temporarily suspended our share repurchase program. While we do not plan to resume share repurchases in the near term, we expect to continue repurchasing our common stock over the long-term.
Capital Expenditures
Net additions to property, plant and equipment were $86.2 million in the first nine months of fiscal 2016 and were funded with a combination of cash on hand and cash generated from operations. We expect capital expenditures for fiscal 2016 to be in the range of $130.0 million to $135.0 million. These capital expenditures will be funded with a combination of cash on hand and cash generated from operations.
Dividends
On August 15, 2016, our Board of Directors declared a cash dividend of $0.42 per outstanding share of common stock. The dividend will be paid on September 7, 2016 to all shareholders of record at the close of business on August 26, 2016 and is expected to total approximately $129.1 million. We currently expect quarterly dividends to continue at $0.42 per share, although they remain subject to determination and declaration by our Board of Directors. The payment of future dividends, if any, will be based on several factors, including our financial performance, outlook and liquidity.

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
There have not been any other material changes during the nine-month period ended July 30, 2016 to the amounts presented in the table summarizing our contractual obligations included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015.

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
Revenue Recognition
In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14 Revenue from Contracts with Customers Deferral of the Effective Date, which defers the effective date of the new revenue recognition standard by one year, as a result, public entities would apply the new revenue standard to annual reporting periods beginning after December 31, 2017 and interim periods therein, which is our first quarter of fiscal 2019. Early adoption is permitted for all entities only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The guidance allows for the amendment to be applied either retrospectively to each prior reporting period presented or retrospectively as a cumulative-effect adjustment as of the date of adoption. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers Narrow Scope Improvements and Practical Expedients (ASU 2016-12). The update does not change the core principal for revenue recognition but rather provide clarifying guidance in a few narrow areas and add some practical expedients to the guidance. The pronouncement has the same effective date as ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers Identifying Performance Obligations and Licensing (ASU 2016-10). ASU 2016-10 clarifies the implementation guidance on identifying performance obligations and licensing on the previously issued ASU 2014-09. The pronouncement has the same effective date as ASU 2014-09.

Critical Accounting Policies and Estimates
There were no material changes in the nine-month period ended July 30, 2016 to the information provided under the heading “Critical Accounting Policies and Estimates” in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended October 31, 2015.

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
Other than as described above, there were no material changes in the nine-month period ended July 30, 2016 to the information provided under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” set forth in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015.

ITEM 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of July 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in Internal Control over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended July 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to the Proposed Acquisition of Linear Technology Corporation

Our ability to complete the acquisition of Linear Technology Corporation ("Linear") is subject to various closing conditions, including the receipt of consents and approvals from governmental authorities, which may impose conditions that could adversely affect us or cause the acquisition to be abandoned and the approval of Linear’s stockholders.

             We and Linear must make certain filings with, and obtain certain consents and approvals from, various governmental and regulatory authorities.  We have not yet obtained the regulatory consents and approvals required to complete the acquisition. Governmental or regulatory agencies could seek to block or challenge the acquisition. Even if these regulatory consents and approvals are obtained, the governmental authorities from which these approvals are required may impose conditions on the completion of the acquisition, including requiring significant divestitures, that could have an adverse effect on the combined company following the acquisition. The merger agreement may require us to accept conditions from these regulators that could adversely impact the combined company. If we agree to undertake divestitures or comply with operating restrictions in order to obtain any approvals required to complete the acquisition, we may be less able to realize the anticipated benefits of the acquisition, and the business and results of operations of the combined company after the acquisition may be adversely affected. If the required regulatory consents and approvals are not received, or they are not received on terms that satisfy the conditions set forth in the merger agreement, then neither we nor Linear will be obligated to complete the acquisition.  Under the merger agreement, we could be required, under certain circumstances, to pay Linear a termination fee of $700 million. If such a termination fee is payable, the payment of this fee could have material and adverse consequences to our financial condition and operations.

In addition, it is a condition to the closing of the Linear acquisition that Linear stockholders adopt the merger agreement.

               We can provide no assurance that the various closing conditions will be satisfied and that the necessary approvals will be obtained, or that any required conditions will not materially adversely affect the combined company following the acquisition. In addition, we can provide no assurance that these conditions will not result in the abandonment or delay of the acquisition. The occurrence of any of these events individually or in combination could have a material adverse effect on our results of operations and the trading price of our common stock.

We will incur significant acquisition-related costs in connection with the Linear acquisition and the combined company could incur substantial expenses related to the integration of Linear.

We expect to incur costs associated with combining our operations with Linear’s operations, as well as transaction fees and other costs related to the acquisition. Many of these costs will be borne by us even if the acquisition is not completed. We will incur through completion of the acquisition, and the combined company will incur following the completion of the acquisition, substantial expenses in connection with integrating each company’s respective businesses, policies, procedures, operations, technologies and systems. These integration expenses may result in significant charges taken against earnings by us prior to completion of the acquisition and by the combined company following the completion of the acquisition.

We will incur significant indebtedness in connection with the merger, which could reduce our flexibility to operate our business and increase our interest expense.

In connection with the planned acquisition, we have entered into a commitment letter, dated as of July 26, 2016 (the “Commitment Letter”), with JPMorgan Chase Bank, N.A., Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse AG, and Credit Suisse Securities (USA) LLC (together, the “Commitment Parties”), pursuant to which the Commitment Parties have committed to arrange and provide, subject to the terms and conditions of the Commitment Letter, a 364-day senior unsecured bridge facility in an aggregate principal amount of up to $7,500,000,000 and a 90-day senior unsecured bridge facility in an aggregate principal amount of up to $4,100,000,000. Upon consummation of the merger, our ability to make payments of principal and interest on our indebtedness when due depends upon our future performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors affecting our consolidated operations, many of which are beyond our control. In addition, the amount of cash required to pay principal and interest on our increased indebtedness levels following completion of the merger, and thus the demands on our cash resources, will be greater than the amount of cash flows required to service our indebtedness prior to the completion of the merger. This increased indebtedness could also have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and reducing funds available for working capital, capital expenditures, acquisitions and other general corporate purposes and may create competitive disadvantages relative to other companies with lower debt levels. If we do not achieve the expected benefits and cost savings from the merger, or if the financial performance of the combined company does not meet current expectations, then our ability to service our indebtedness may be adversely impacted.

The market value of our common stock could decline if large amounts of our common stock are sold following the Linear acquisition.

Following the acquisition, our shareholders and former Linear stockholders will own interests in a combined company operating an expanded business with more assets and a different mix of liabilities. Our current shareholders and the current Linear stockholders may not wish to continue to invest in the combined company, or may wish to reduce their investment in the combined company, in order to comply with institutional investing guidelines, to increase diversification or to track any rebalancing of stock indices in which our or Linear’s common stock is or was included. If, following the acquisition, large amounts of our common stock are sold, the price of our common stock could decline.

The pendency of the Linear acquisition could adversely affect us.

In connection with the pending acquisition, some of our suppliers and customers may delay or defer sales and purchasing decisions, which could negatively impact revenues, earnings and cash flows regardless of whether the acquisition is completed.

Following the Linear acquisition, the combined company may encounter difficulties in integrating our and Linear’s businesses and realizing the anticipated benefits of the acquisition.

The acquisition involves the combination of two companies which currently operate as independent public companies. The combined company will be required to devote management attention and resources to integrating its business practices and operations, and prior to the acquisition, management attention and resources will be required to plan for such integration. Potential difficulties the combined company may encounter in the integration process include the following:

•
the inability to successfully integrate the respective businesses of the two companies in a manner that permits the combined company to achieve the cost savings and operating synergies anticipated to result from the acquisition, which could result in the anticipated benefits of the acquisition not being realized partly or wholly in the time frame currently anticipated or at all;

•
lost sales and customers as a result of certain customers of either or both of the two companies deciding not to do business with the combined company, or deciding to decrease their amount of business in order to reduce their reliance on a single company;

•	integrating personnel from the two companies while maintaining focus on providing consistent, high quality products and services;

•	potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the acquisition; and

•	performance shortfalls at one or both of the two companies as a result of the diversion of management’s attention caused by completing the acquisition and integrating the companies’ operations.

Any of these factors could result in the combined company failing to realize the anticipated benefits of the acquisition, on the expected timeline or at all.
Risks Relating to the Business
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
At July 30, 2016, our principal source of liquidity was $3.8 billion of cash and cash equivalents and short-term investments, of which approximately $0.9 billion was held in the United States and the remaining balance was held outside the

United States in various foreign subsidiaries. As we intend to reinvest our foreign earnings indefinitely, this cash held outside the United States is not readily available to meet our cash requirements in the United States. We require a substantial amount of cash in the United States for operating requirements, stock repurchases, cash dividends and acquisitions. If we are unable to address our U.S. cash requirements through operations, borrowings under our current credit facility, future debt or equity offerings or other sources of cash obtained at an acceptable cost, it may be necessary for us to consider repatriation of earnings that are permanently reinvested, and we may be required to pay additional taxes under current tax laws, which could have a material adverse effect on our results of operations and financial condition.
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
Issuer Purchases of Equity Securities

On July 26, 2016, we entered into a definitive agreement to acquire Linear Technology Corporation (“Linear”), an independent manufacturer of high performance linear integrated circuits. As a result of this proposed acquisition of Linear, we have temporarily suspended our share repurchase program.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
May 1, 2016 through May 28, 2016	403,449	$55.92	399,506	$792,501,619
May 29, 2016 through June 25, 2016	7,528	$56.03	—	$792,501,619
June 26, 2016 through July 30, 2016	678	$58.70	—	$792,501,619
Total	411,655	$55.92	399,506	$792,501,619

(a)	Includes 12,149 shares withheld by us from employees to satisfy minimum employee tax obligations upon vesting of restricted stock units granted to our employees under our equity compensation plans.

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

ANALOG DEVICES, INC.

Date: August 17, 2016	By:	/S/ VINCENT ROCHE
Vincent Roche
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 17, 2016	By:	/S/ DAVID A. ZINSNER
David A. Zinsner
Senior Vice President, Finance
and Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of July 26, 2016, by and among Analog Devices, Inc., Linear Technology Corporation and Tahoe Acquisition Corp. filed as exhibit 2.1 to the Company's Current Report on Form 8-K (File No. 1-7819) as filed with the Commission on July 29, 2016 and incorporated herein by reference.

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
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and nine months ended July 30, 2016 and August 1, 2015, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended July 30, 2016 and August 1, 2015, (iii) Condensed Consolidated Balance Sheets at July 30, 2016 and October 31, 2015, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended July 30, 2016 and August 1, 2015 and (v) Notes to Condensed Consolidated Financial Statements for the three and nine months ended July 30, 2016.