Form 10-K
period 2016-10-29
ANALOG DEVICES INC
filed 2016-11-22
CIK 6281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 29, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐     NO ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $13,575,000,000 based on the last reported sale of the Common Stock on The NASDAQ Global Select Market on May 1, 2016. Shares of voting and non-voting stock beneficially owned by executive officers, directors and holders of more than 5% of the outstanding stock have been excluded from this calculation because such persons or institutions may be deemed affiliates. This determination of affiliate status is not a conclusive determination for other purposes.
As of October 29, 2016, there were 308,170,560 shares of Common Stock, $0.16 2/3 par value per share, outstanding.
Documents Incorporated by Reference

Document Description	Form 10-K Part
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held March 8, 2017	III

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
Company Overview
Analog Devices, Inc. (we, Analog Devices or the Company) is a world leader in the design, manufacture and marketing of a broad portfolio of solutions that leverage high-performance analog, mixed-signal and digital signal processing technology, including integrated circuits (ICs), algorithms, software, and subsystems. Since our inception in 1965, we have focused on solving our customers’ toughest signal processing engineering challenges and playing a fundamental role in converting, conditioning, and processing real-world phenomena such as temperature, pressure, sound, light, speed, and motion into electrical signals to be used in a wide array of electronic devices. We combine sensors, data converters, amplifiers and linear products, radio frequency (RF) ICs, power management products, and signal processing products into technology platforms that meet specific customer and market needs, leveraging our engineering investment across a broad base of markets and customers. As new generations of applications evolve, such as autonomous vehicles and the Internet of Things, new needs for Analog Devices’ high-performance analog signal processing and digital signal processing (DSP) products and technology are emerging.

We focus on key strategic markets where our signal processing technology is often a critical differentiator in our customers’ products; in particular, the industrial, automotive, consumer and communications markets. Used by more than 100,000 customers worldwide, our products are embedded inside many different types of electronic equipment including:

• Industrial process control systems	• Medical imaging equipment
• Factory automation systems	• Patient vital signs monitoring devices
• Instrumentation and measurement systems	• Wireless infrastructure equipment
• Energy management systems	• Networking equipment
• Aerospace and defense electronics	• Optical systems
• Automobiles	• Portable consumer devices
We were incorporated in Massachusetts in 1965. Our headquarters are near Boston, in Norwood, Massachusetts. In addition, we have manufacturing facilities in Massachusetts, Ireland, and the Philippines, and have more than thirty design facilities worldwide. Our common stock is listed on The NASDAQ Global Select Market under the symbol ADI and is included in the Standard & Poor’s 500 Index.

Recent Developments
On July 26, 2016, we entered into a definitive agreement (the Merger Agreement) to acquire Linear Technology Corporation (Linear), an independent manufacturer of high performance linear integrated circuits. Under the terms of the Merger Agreement, Linear stockholders will receive, for each outstanding share of Linear common stock, $46.00 in cash and 0.2321 of a share of our common stock at the closing. Based on the number of outstanding shares of Linear common stock as of July 26, 2016 and our 5-day volume weighted average price as of July 21, 2016, the value of the total consideration to be paid by us is estimated to be approximately $14.8 billion, to be funded with the issuance of approximately 58.0 million new shares of our common stock and approximately $11.6 billion of new short- and long-term indebtedness. On October 18, 2016, Linear stockholders approved the Merger Agreement. As of October 29, 2016 we had received antitrust clearance in the United States and Germany. Subsequently, we have also received antitrust clearances in Japan and Israel. We currently expect the transaction to be completed by the end of the second quarter of our fiscal year ended October 28, 2017 (fiscal 2017), subject to receipt of the remaining required regulatory clearances and the satisfaction or waiver of the other conditions contained in the Merger Agreement.
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
We produce and market a broad range of ICs and operate in one reportable segment based on the aggregation of seven operating segments. The ICs sold by each of our operating segments are manufactured using similar semiconductor manufacturing processes and raw materials in either our own production facilities or by third-party wafer fabricators using proprietary processes.  Our ICs are sold to customers globally through a direct sales force, third-party distributors, independent sales representatives and via our website. Our technology offerings are aligned with the predominant markets served in order to facilitate decision making throughout our organization. Our ten highest revenue products, in the aggregate, accounted for approximately 13% of our revenue for our fiscal year ended October 29, 2016 (fiscal 2016).
Analog Products
Our analog and mixed signal IC technology has been the foundation of our business for over five decades, and we are one of the world’s largest suppliers of high-performance analog ICs. Our analog signal processing ICs are primarily high-performance devices, offering higher dynamic range, greater bandwidth, and other enhanced features. We believe that the principal advantages these products have as compared to competitors’ products include higher accuracy, higher speed, lower cost per function, smaller size, lower power consumption and fewer components, resulting in improved performance and reliability. Our product portfolio includes several thousand analog ICs, any one of which can have as many as several hundred customers. Our analog ICs typically have long product life cycles. Our analog IC customers include original equipment manufacturers (OEMs) and customers who build electronic subsystems for integration into larger systems.
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
Markets and Applications
The breakdown of our fiscal 2016 revenue by end market is set out in the table below.

Percent of
Fiscal 2016
End Market	Revenue
Industrial	44%
Automotive	16%
Consumer	20%
Communications	20%
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

Greener		Safer		Smarter
•	Hybrid electric / electric vehicles	•	Crash sensors in airbag systems	•	Car audio, voice processing and connectivity
•	Battery monitoring and management systems	•	Electronic stability systems	•	Video processing and connectivity
		•	Advanced driver assistance systems	•	Car telematics
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
Communications — The development of broadband, wireless and internet infrastructures around the world has created an important market for our communications products. Communications technology involves the processing of signals that are converted from analog to digital and digital to analog form during the process of transmitting and receiving data. The need for higher speed and reduced power consumption, coupled with more reliable, bandwidth-efficient communications, creates demand for our products, which are used in the full spectrum of signal processing for internet protocol, video streaming, voice communication and machine-type communications. In wireless and broadband communication applications, our products are incorporated into:

•	Cellular basestation equipment	•	Wired networking and data center equipment
•	Wireless backhaul systems	•	Satellite systems
See Note 4, Industry, Segment and Geographic Information, of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for further information about our products by end market.
Research and Development
Our markets are characterized by rapid technological changes and advances. Accordingly, we make substantial investments in the design and development of new products and manufacturing processes, and the improvement of existing products and manufacturing processes. We spent approximately $654 million during fiscal 2016 on the design, development and improvement of new and existing products and manufacturing processes, compared to approximately $637 million during the fiscal year ended October 31, 2015 (fiscal 2015) and approximately $560 million during the fiscal year ended November 1, 2014 (fiscal 2014).
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
Patents and Other Intellectual Property Rights
We seek to establish and maintain our proprietary rights in our technology and products through the use of patents, copyrights, mask works, trademarks and trade secrets. We have a program to file applications for and obtain patents, copyrights, mask works and trademarks in the United States and in selected foreign countries where we believe filing for such protection is appropriate. We also seek to maintain our trade secrets and confidential information by nondisclosure policies and through the use of appropriate confidentiality agreements. We have obtained a substantial number of patents and trademarks in the United States and in other countries. As of October 29, 2016, we held approximately 2,440 U.S. patents and approximately 537 non-provisional pending U.S. patent applications with expiration dates ranging from 2016 through 2035. There can be no assurance, however, that the rights obtained can be successfully enforced against infringing products in every jurisdiction. While our patents, copyrights, mask works, trademarks and trade secrets provide some advantage and protection, we believe our competitive position and future success is largely determined by such factors as the system and application knowledge, innovative skills, technological expertise and management ability and experience of our personnel; the range and success of new products being developed by us; our market brand recognition and ongoing marketing efforts; and customer service and technical support. It is generally our policy to seek patent protection for significant inventions that may be patented, though we may elect, in certain cases, not to seek patent protection even for significant inventions, if we determine other protection, such as maintaining the invention as a trade secret, to be more advantageous. We also have trademarks that are used in the conduct of our business to distinguish genuine Analog Devices products and we maintain cooperative advertising programs to promote our brands and identify products containing genuine Analog Devices components.
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
We derived approximately 52% of our fiscal 2016 revenue from sales made through distributors. These distributors typically maintain an inventory of our products. Some of them also sell products that compete with our products, including those for which we are an alternate source. In all regions of the world, we defer revenue and the related cost of sales on shipments to distributors until the distributors resell the products to their customers. We make sales to distributors under agreements that allow distributors to receive price adjustment credits and to return qualifying products for credit, as determined by us, in order to reduce the amounts of slow-moving, discontinued or obsolete product from their inventory. These agreements limit such returns to a certain percentage of our shipments to that distributor during the prior quarter. In addition, distributors are allowed to return unsold products if we terminate the relationship with the distributor. Additional information relating to our sales to distributors is set forth in Note 2n, Revenue Recognition, of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.
Segment Financial Information and Geographic Information
We operate and track our results in one reportable segment based on the aggregation of seven operating segments.
Through subsidiaries and affiliates, we conduct business in numerous countries outside the United States. During fiscal 2016, we derived approximately 62% of our revenue from customers in international markets. Our international business is subject to risks customarily encountered in foreign operations, including fluctuations in foreign currency exchange rates and controls, import and export controls, and other laws, policies and regulations of foreign governments. Although we engage in hedging transactions to reduce our exposure to currency exchange rate fluctuations, our competitive position may be adversely affected by changes in the exchange rate of the United States dollar against other currencies.
Revenue by geographic region, based on the primary location of our customers' design activity for our products, for fiscal 2016 was as follow:

Percent of
Fiscal 2016
Geographic Area	Revenue*
United States	38%
Rest of North/South America	3%
Europe	27%
Japan	9%
China	17%
Rest of Asia	7%
* The sum of the individual percentages does not equal 100% due to rounding
For further detail regarding revenue and other financial information about our industry, segment and geographic areas, see our Consolidated Financial Statements and Note 4, Industry, Segment and Geographic Information of the Notes to Consolidated Financial Statements contained in in Item 8 of this Annual Report on Form 10-K. For a discussion of important risk factors that may materially affect us, see the Risk Factors contained in Item 1A of this Annual Report on Form 10-K.
Customers
We have over 100,000 customers worldwide. Our largest single customer represented approximately 12% of fiscal 2016 revenue and 13% of fiscal 2015 revenue. No sales to an individual customer accounted for more than 10% of fiscal 2014 revenue. Our customers use hundreds of different types of our products in a wide range of applications spanning the industrial, automotive, consumer and communication markets. Our 20 largest customers accounted for approximately 39% of our fiscal 2016 revenue.
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
We develop and employ a wide variety of proprietary manufacturing processes that are specifically tailored for use in fabricating high-performance analog, DSP, mixed-signal and MEMS ICs. We also use bipolar and complementary metal-oxide semiconductor, CMOS, wafer fabrication processes.
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
Capital spending was approximately $127 million in fiscal 2016, compared with approximately $154 million in fiscal 2015. We expect capital expenditures for the fiscal year ending October 28, 2017 (fiscal 2017) to be in the range of $125 million to $145 million.
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
Backlog
Backlog at the end of fiscal 2016 was approximately $700 million, up from approximately $626 million at the end of fiscal 2015. We define backlog as of a particular date to mean firm orders from a customer or distributor with a requested delivery date within thirteen weeks. Backlog is impacted by the tendency of customers to rely on shorter lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog and, in some instances, we may not have manufacturing capacity sufficient to fulfill all orders. As is customary in the semiconductor industry, we allow most orders to be canceled or deliveries to be delayed by customers without significant penalty. Accordingly, we believe that our backlog at any time should not be used as an indication of our future revenue.
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
Government Contracts
Less than 5% of our fiscal 2016 revenue was attributable to sales to the U.S. government and U.S. government contractors and subcontractors. Our government contract business is predominantly in the form of negotiated, firm, fixed-price subcontracts. Most of these contracts and subcontracts contain standard provisions relating to termination at the election of the U.S. government.

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
As noted above, on July 26, 2016, we entered into the Merger Agreement to acquire Linear. Under the terms of the Merger Agreement, Linear stockholders will receive, for each outstanding share of Linear common stock, $46.00 in cash and 0.2321 of a share of the Company’s common stock at the closing. Based on the number of outstanding shares of Linear common stock as of July 26, 2016 and the Company's 5-day volume weighted average price as of July 21, 2016, the value of the total consideration to be paid by us is estimated to be approximately $14.8 billion, to be funded with the issuance of approximately 58.0 million new shares of the Company’s common stock and approximately $11.6 billion of new short- and long-term indebtedness. The transaction is subject to customary closing conditions, including remaining required regulatory clearances.
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
Additional information relating to our acquisition activities during fiscal years 2016, 2015 and 2014 is set forth in Note 6, Acquisitions, of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K. There were no divestitures during any of the fiscal years presented.
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
We compete with a number of semiconductor companies in markets that are highly competitive. Our competitors include but are not limited to:

• Robert Bosch GmbH	• Maxim Integrated Products, Inc.
• Broadcom Limited	• Microchip Technology, Inc.
• Infineon Technologies	• NXP Semiconductors
• Linear Technology Corporation	• Texas Instruments, Inc.
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
Our EHS management systems are certified to ISO 14001 for environmental, and OHSAS 18001 for occupational health and safety. We are a member of the Electronic Industry Citizenship Coalition (EICC). Our Sustainability Report, first published in 2009, states our commitment to reducing Greenhouse gas (GHG) emissions, conserving resources by consuming less energy and water, complying with our code of business conduct and ethics, and applying fair labor standards, among other things. We are not including the information contained in our Sustainability Report in, or incorporating it by reference into this Annual Report on Form 10-K.
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
Employees
As of October 29, 2016, we employed approximately 10,000 individuals worldwide. Our future success depends in large part on the continued service of our key technical and senior management personnel, and on our ability to continue to attract, retain and motivate qualified employees, particularly those highly-skilled design, process, test and applications engineers involved in the design, support and manufacture of new and existing products and processes. We believe that relations with our employees are good; however, the competition for such personnel is intense, and the loss of key personnel could have a material adverse impact on our results of operations and financial condition.

ITEM 1A. RISK FACTORS
Set forth below and elsewhere in this report and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report.
Risks Related to the Proposed Acquisition of Linear Technology Corporation

Our ability to complete the acquisition of Linear Technology Corporation (Linear) is subject to various closing conditions, including the receipt of consents and approvals from governmental authorities, which may impose conditions that could adversely affect us or cause the acquisition to be abandoned.
We and Linear must make certain filings with, and obtain certain consents and approvals from, various governmental and regulatory authorities.  We have not yet obtained all regulatory consents and approvals required to complete the acquisition. Governmental or regulatory agencies could seek to block or challenge the acquisition. Even if these regulatory consents and approvals are obtained, the governmental authorities from which these approvals are required may impose conditions on the completion of the acquisition, including requiring significant divestitures or placing restrictions on the conduct of the combined company’s business, which could have an adverse effect on the combined company following the acquisition. The merger agreement may require us to accept certain conditions from these regulators that could adversely impact the combined company. If we agree to undertake divestitures or comply with operating restrictions in order to obtain any approvals required to complete the acquisition, we may be less able to realize the anticipated benefits of the acquisition, and the business and results of operations of the combined company after the acquisition may be adversely affected. If all required regulatory consents and approvals are not received, or they are not received on terms that satisfy the conditions set forth in the merger agreement, then neither we nor Linear will be obligated to complete the acquisition.  Under the merger agreement, we could be required, under certain circumstances, to pay Linear a termination fee of $700 million. If such a termination fee is payable, the payment of this fee could have material and adverse consequences to our financial condition and operations. The applicable waiting period for the acquisition under the Hart Scott Rodino Antitrust Improvements Act of 1976, as amended, expired on October 19, 2016, and as a result, the acquisition has been cleared for U.S. antitrust purposes. In addition, we have received clearances for the acquisition from antitrust regulators in Germany, Japan and Israel.
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
In connection with the planned acquisition, we entered into a commitment letter, dated as of July 26, 2016 (the “Commitment Letter”), with JPMorgan Chase Bank, N.A., Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse AG, and Credit Suisse Securities (USA) LLC, which was subsequently joined on August 10, 2016 by The Bank of Tokyo-Mitsubishi UFJ, Ltd. (together, the Commitment Parties), pursuant to which the Commitment Parties committed to arrange and provide, subject to the terms and conditions of the Commitment Letter, a 364-day senior unsecured bridge facility in an aggregate principal amount of up to $7.5 billion and a 90-day senior unsecured bridge facility in an aggregate principal amount of up to $4.1 billion. On September 23, 2016, we entered into a term loan facility composed of a $2.5 billion three-year unsecured term loan facility and $2.5 billion five-year unsecured term loan facility (collectively, the Term Loan Facility) and an amended and restated revolving credit agreement (Revolving Credit Facility), which expires on July 10, 2020. Borrowings under the Term Loan Facility are available upon consummation of the planned acquisition of Linear. Additionally, upon the consummation of the planned acquisition of Linear, the aggregate commitments under the Revolving Credit Facility will increase from $750 million to $1 billion, and certain other amendments to the Revolving Credit

Facility will become effective. As a result of our entry into the Term Loan Facility, the commitments under the 364-day senior unsecured bridge facility were reduced from $7.5 billion to $2.5 billion. Upon consummation of the merger, our ability to make payments of principal and interest on our indebtedness when due depends upon our future performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors affecting our consolidated operations, many of which are beyond our control. In addition, the amount of cash required to make principal and interest payments on our increased indebtedness levels following completion of the merger, and thus the demands on our cash resources, will be greater than the amount of cash flows required to service our indebtedness prior to the completion of the merger. This increased indebtedness could also have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and reducing funds available for working capital, capital expenditures, acquisitions and other general corporate purposes and may create competitive disadvantages relative to other companies with lower debt levels. If we do not achieve the expected benefits and cost savings from the merger, or if the financial performance of the combined company does not meet current expectations, then our ability to service our indebtedness may be adversely impacted.
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

•	integrating personnel and IT systems from the two companies while maintaining focus on providing consistent, high quality products and services;

•	potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the acquisition; and

•	performance shortfalls at one or both of the two companies as a result of the diversion of management’s attention caused by completing the acquisition and integrating the companies’ operations.

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
Our future revenue, gross margins, operating results, net income and earnings per share are difficult to predict and may be materially affected by a number of factors, including:

•	the effects of adverse economic conditions in the markets in which we sell our products;

•	changes in customer demand for our products and/or for end products that incorporate our products;

•	the timing, delay, reduction or cancellation of significant customer orders and our ability to manage inventory;

•	fluctuations in customer order patterns and seasonality;

•	our ability to effectively manage our cost structure in both the short term and over a longer duration;

•	changes in geographic, product or customer mix;

•	changes in our effective tax rates in the United States, Ireland or worldwide;

•	the timing of new product announcements or introductions by us, our customers or our competitors and the market acceptance of such products;

•	competitive pricing pressures;

•	fluctuations in manufacturing yields, adequate availability of wafers and other raw materials, and manufacturing, assembly and test capacity;

•	the ability of our third-party suppliers, subcontractors and manufacturers to supply us with sufficient quantities of raw materials, products and/or components;

•	a decline in infrastructure spending by foreign governments, including China;

•	a decline in the U.S. Government defense budget, changes in spending or budgetary priorities, a prolonged U.S. Government shutdown or delays in contract awards;

•	any significant decline in our backlog;

•	our ability to recruit, hire, retain and motivate adequate numbers of engineers and other qualified employees to meet the demands of our customers;

•	our ability to generate new design opportunities and win competitive bid selection processes;

•	the increasing costs of providing employee benefits, including health insurance, retirement plan and pension plan contributions and retirement benefits;

•	our ability to utilize our manufacturing facilities at efficient levels;

•	potential significant litigation-related costs or product warranty and/or indemnity claims, including those not covered by our suppliers or insurers;

•	the difficulties inherent in forecasting future operating expense levels, including with respect to costs associated with labor, utilities, transportation and raw materials;

•	the costs related to compliance with increasing worldwide government, environmental and social responsibility regulations;

•	new accounting pronouncements or changes in existing accounting standards and practices; and

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
Our effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where our income is earned. Our effective tax rate in 2016 was below the U.S. federal statutory tax rate of 35%, primarily due to lower statutory tax rates applicable to our operations in the foreign jurisdictions in which we earn income. A number of factors may increase our future effective tax rate, including: new or revised tax laws or legislation or the interpretation of such laws or legislation by governmental authorities; increases in tax rates in various jurisdictions; variation in the mix of jurisdictions in which our profits are earned and taxed; repatriation of non-U.S. earnings; any adverse resolution of ongoing tax audits or adverse rulings from taxing authorities worldwide; changes in the valuation of our deferred tax assets and liabilities; adjustments to income taxes upon finalization of various tax returns; increases in expenses not deductible for tax purposes, including executive compensation subject to the limitations of Section 162(m) of the Internal Revenue Code and amortization of assets acquired in connection with strategic transactions; decreased availability of tax deductions for stock-based compensation awards worldwide; and changes in available tax credits. Any significant increase in our future effective tax rate could adversely impact our net income during future periods.
On October 5, 2015, the Organization for Economic Cooperation and Development (OECD), an international association of thirty four countries, including the U.S. and UK, released the final reports from its Base Erosion and Profit Shifting (BEPS) Action Plans. The BEPS recommendations covered a number of issues, including country-by-country reporting, permanent establishment rules, transfer pricing rules and tax treaties. Future tax reform resulting from this development may result in changes to long-standing tax principles, which could adversely affect our effective tax rate or result in higher cash tax liabilities.
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
Our future success significantly depends on our continued ability to execute our business strategy, continue to improve our existing products and design, develop, produce and market innovative new products. Product design, development, innovation and enhancement is often a complex, time-consuming and costly process involving significant investment in research and development, with no assurance of return on investment. There can be no assurance that we will be able to develop and introduce new and improved products in a timely or efficient manner or that new and improved products, if developed, will achieve market acceptance. Our products generally must conform to various evolving and sometimes competing industry standards, which may adversely affect our ability to compete in certain markets or require us to incur significant costs. In addition, our customers generally impose very high quality and reliability standards on our products, which often change and may be difficult or costly to satisfy. Any inability to satisfy customer quality and reliability standards or comply with industry standards and technical requirements may adversely affect demand for our products and our results of operations. In addition, our growth is dependent on our ability to generate new design opportunities and win competitive bid selection processes. Failure to obtain a particular design win may prevent us from obtaining design wins in subsequent generations of a particular product, which could weaken our position in future competitive selection processes. Our growth is also dependent on our ability to identify and penetrate new markets where we have limited experience and competition is intense. Some of our customers in new markets are less established, which could subject us to increased credit risk. There can be no assurance that the markets we serve and/or target based on our business strategy will grow in the future, that our existing and new products will meet the requirements of these markets, that our products, or the products in which our products are used, will achieve customer acceptance in these markets, that competitors will not force price reductions or take market share from us, or that we can achieve or maintain adequate gross margins or profits in these markets. Additionally, developing markets, such as the developing Internet of Things (IoT) market, require significant investments, resources and technological advancement in order to compete effectively and there can be no assurance that we will achieve success in these markets. Furthermore, a decline in demand in one or several of our end-user markets could have a material adverse effect on the demand for our products and our results of operations.
We may not be able to compete successfully in markets within the semiconductor industry in the future.
We face intense competition in the semiconductor industry, and we expect this competition to increase in the future, including from companies located outside of the United States. Competition is generally based on innovation, design, quality and reliability of products, product performance, features and functionality, product pricing, availability and capacity, technological service and support, and the availability of integrated system solutions, with the relative importance of these factors varying among products, markets and customers. Many companies have sufficient financial, manufacturing, technical, sales and marketing resources to develop and market products that compete with our products. Some of our competitors may have more advantageous supply or development relationships with our current and potential customers or suppliers. Our competitors also include emerging companies selling specialized products in markets we serve and entities outside of the U.S., including entities associated with efforts by foreign governments to create indigenous semiconductor industries. Existing or new competitors may develop products or technologies that more effectively address the demands of our customers and markets with enhanced performance, features and functionality, lower power requirements, greater levels of integration or lower cost. In addition, as we seek to expand our business, including the design and production of products and services for the IoT market, we may encounter increased competition from our current competitors and/or new competitors. Increased competition in certain markets has resulted in and may continue to result in declining average selling prices, reduced gross margins and loss of market share in those markets. There can be no assurance that we will be able to compete successfully in the future against existing or new competitors, or that our operating results will not be adversely affected by increased competition. In addition, the semiconductor industry has experienced significant consolidation over the past several years. Consolidation among our competitors could lead to a changing competitive landscape, which could negatively impact our competitive position and market share and harm our results of operations.
We rely on third-party suppliers, subcontractors and manufacturers for some industry-standard wafers, manufacturing processes, assembly and test services, and transportation, and we generally cannot control their availability or conditions of supply.
We rely, and plan to continue to rely, on third-party suppliers, assembly and test subcontractors, freight carriers and wafer fabricators (collectively, suppliers) to supply most of our wafers that can be manufactured using industry-standard submicron processes. This reliance involves several risks, including reduced control over availability, capacity utilization, delivery schedules, manufacturing yields, and costs. We currently source approximately 60% of our wafer requirements annually from third-party wafer fabrication foundries, primarily Taiwan Semiconductor Manufacturing Company, TSMC. In addition, these suppliers often provide manufacturing services to our competitors and therefore periods of increased industry demand may result in capacity constraints. In certain instances, the third-party supplier is the sole source of highly specialized processing services. If our suppliers are unable or unwilling to manufacture and deliver components to us on the time schedule and of the quality or quantity that we require or provide us with required manufacturing processes, we may be forced to seek to engage additional or replacement suppliers, which could result in additional expenses and delays in product development or shipment of product to our customers. If additional or replacement suppliers or manufacturing processes are not available, we may also experience delays in product development or shipment which could, in turn, result in the temporary or permanent loss of customers.
The markets for semiconductor products are cyclical, and increased production may lead to overcapacity and lower prices, and conversely, we may not be able to satisfy unexpected demand for our products.

The cyclical nature of the semiconductor industry has resulted in periods when demand for our products has increased or decreased rapidly. The demand for our products is subject to the strength of our four major end markets of Industrial, Communications Infrastructure, Automotive and Consumer. If we expand our operations and workforce too rapidly or procure excessive resources in anticipation of increased demand for our products, and that demand does not materialize at the pace at which we expect, or declines, or if we overbuild inventory in a period of decreased demand, our operating results may be adversely affected as a result of increased operating expenses, reduced margins, underutilization of capacity or asset impairment charges. These capacity expansions by us and other semiconductor manufacturers could also lead to overcapacity in our target markets which could lead to price erosion that would adversely impact our operating results. Conversely, during periods of rapid increases in demand, our available capacity may not be sufficient to satisfy the demand. In addition, we may not be able to expand our workforce and operations in a sufficiently timely manner, procure adequate resources and raw materials, locate suitable third-party suppliers, or respond effectively to changes in demand for our existing products or to demand for new products requested by our customers, and our current or future business could be materially and adversely affected.
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
An element of our business strategy involves expansion through the acquisitions of businesses, assets, products or technologies that allow us to complement our existing product offerings, diversify our product portfolio, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. We may not be able to find businesses that have the technology or resources we need and, if we find such businesses, we may not be able to invest in, purchase or license the technology or resources on commercially favorable terms or at all. Acquisitions, investments and technology licenses are difficult to identify and complete for a number of reasons, including the cost of potential transactions, competition among prospective buyers and licensees, the need for regulatory approvals, and difficulties related to integration efforts. In addition, investments in early-to-late stage private companies are subject to a risk of a partial or total loss of our investment.

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
Acquisitions also involve a number of risks, including:

•	difficulty or delay integrating acquired technologies, operations and personnel with our existing businesses;

•	diversion of management's attention in connection with both negotiating the transaction and integrating the assets;

•	strain on managerial and operational resources as management tries to oversee larger or more complex operations;

•	the future funding requirements for acquired companies, which may be significant;

•	potential loss of key employees;

•	exposure to unforeseen liabilities of acquired companies;

•	higher than expected or unexpected costs relating to or associated with an acquisition and integration of assets;

•	difficulty realizing synergies and growth prospects of an acquisition in a timely manner or at all; and

•	increased risk of costly and time-consuming litigation.
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
At October 29, 2016, our principal source of liquidity was $4.1 billion of cash and cash equivalents and short-term investments, of which approximately $725.8 million was held in the United States and the remaining balance was held outside the United States in various foreign subsidiaries. As we intend to reinvest substantially all of our foreign earnings indefinitely, this cash held outside the United States is not available to meet certain aspects of our cash requirements in the United States. We require a substantial amount of cash in the United States for operating requirements, stock repurchases, cash dividends and acquisitions. If we are unable to address our U.S. cash requirements through operations, borrowings under our current credit facility, future debt or equity offerings or other sources of cash obtained at an acceptable cost, it may be necessary for us to consider repatriation of earnings that are indefinitely reinvested, and we may be required to pay additional taxes under current tax laws, which could have a material adverse effect on our results of operations and financial condition.
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
In June 2013, we issued in a public offering $500.0 million aggregate principal amount of 2.875% senior unsecured notes due June 1, 2023 (the 2023 Notes). In December 2015, we issued in a public offering $850.0 million aggregate principal amount of 3.9% senior unsecured notes due December 15, 2025 (the 2025 Notes) and $400.0 million aggregate principal amount of 5.3% senior unsecured notes due December 15, 2045 (the 2045 Notes, and together with the 2023 Notes and the 2025 Notes, the Notes). Our ability to make payments of principal and interest on our indebtedness when due depends upon our future performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors affecting our consolidated operations, many of which are beyond our control. If we are unable to generate sufficient cash flow from operations in the future to service our outstanding debt, we may be required to, among other things:

•	seek additional financing in the debt or equity markets;

•	refinance or restructure all or a portion of our indebtedness, including the Notes;

•	borrow under our existing revolving credit facility;

•	divert funds that would otherwise be invested in our operations;

•	repatriate earnings at higher tax rates that are indefinitely reinvested in foreign locations;

•	sell selected assets; or

•	reduce or delay planned capital expenditures or operating expenditures.
Such measures might not be sufficient to enable us to service our debt, including the Notes, which could negatively impact our financial results. In addition, any such financing, refinancing or sale of assets might not be possible on economically favorable terms.
Restrictions in our revolving credit facility and outstanding debt instruments may limit our activities.
Our current revolving credit facility and the Notes impose, and future debt instruments to which we may become subject may impose, restrictions that limit our ability to engage in activities that could otherwise benefit our Company, including to undertake certain transactions, to create certain liens on our assets and to incur certain subsidiary indebtedness. Our ability to comply with these financial restrictions and covenants is dependent on our future performance, which is subject to prevailing economic conditions and other factors, including factors that are beyond our control such as foreign exchange rates, interest rates, changes in technology and changes in the level of competition. In addition, our revolving credit facility requires us to maintain compliance with specified financial ratios. If we breach any of the covenants under our revolving credit facility, the indentures governing the Notes, the Term Loan Facility or any future debt instruments to which we may become subject and do not obtain appropriate waivers, then, subject to applicable cure periods, our outstanding indebtedness thereunder could be declared immediately due and payable or we may be restricted from further borrowing under our revolving credit facility.
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
Our corporate headquarters is located in Norwood, Massachusetts. Manufacturing and other operations are conducted in several locations worldwide. The following tables provide certain information about our principal general offices and manufacturing facilities:

Principal Properties		Approximate
Owned:	Use	Total Sq. Ft.
Wilmington, MA	Wafer fabrication, testing, engineering, marketing and administrative offices	594,000 sq. ft.
Cavite, Philippines	Wafer probe and testing, warehouse, engineering and administrative offices	873,000 sq. ft.
Limerick, Ireland	Wafer fabrication, wafer probe and testing, engineering and administrative offices	491,000 sq. ft.
Chelmsford, MA	Final assembly of certain module and subsystem-level products, testing, engineering and administrative offices	174,000 sq. ft.
Greensboro, NC	Product testing, engineering and administrative offices	99,000 sq. ft.
San Jose, CA	Engineering, administrative offices	77,000 sq. ft.

Principal			Lease
Properties		Approximate	Termination
Leased:	Use	Total Sq. Ft.	(fiscal year)	Renewals

Norwood, MA	Corporate headquarters, engineering, sales and marketing offices	130,000 sq. ft.	2022	2, five-yr. periods
Bangalore, India	Engineering	75,000 sq. ft.	2018	1, five-yr. period
Greensboro, NC	Engineering and administrative offices	51,000 sq. ft.	2018	2, three-yr. periods
Shanghai, China	Engineering and sales offices	59,000 sq. ft.	2018	2, two-yr. periods
Beijing, China	Engineering and sales offices	58,000 sq. ft.	2021	1, three-yr. period
In addition to the principal leased properties listed in the above table, we also lease sales offices and other premises at 23 locations in the United States and 49 locations internationally under operating lease agreements. These leases expire at various dates through the year 2025. We do not anticipate experiencing significant difficulty in retaining occupancy of any of our manufacturing, office or sales facilities through lease renewals prior to expiration or through month-to-month occupancy, or in replacing them with equivalent facilities. For information concerning our obligations under all operating leases, see Note 11, Lease Commitments, of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

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

ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
The following table sets forth (i) the name, age and position of each of our executive officers as of November 22, 2016 and (ii) the business experience of each person named in the table during at least the past five years. There is no family relationship among any of our executive officers.

Executive Officer	Age	Position(s)	Business Experience
Vincent T. Roche	56	President and Chief Executive Officer
Chief Executive Officer since May 2013; President since November 2012; Vice President, Strategic Segments Group and Global Sales from October 2009 to November 2012; Vice President, Worldwide Sales from March 2001 to October 2009; Vice President and General Manager, Silicon Valley Business Units and Computer & Networking from 1999 to March 2001; Product Line Director from 1995 to 1999; and Product Marketing Manager from 1988 to 1995.

David A. Zinsner	47	Senior Vice President, Finance and Chief Financial Officer
Senior Vice President, Finance and Chief Financial Officer since November 2014; Vice President, Finance and Chief Financial Officer from January 2009 to November 2014; Senior Vice President and Chief Financial Officer, Intersil Corporation, a company that designs and develops integrated circuits, from 2005 to December 2008; Corporate Controller and Treasurer, Intersil Corporation from 2000 to 2005; and Corporate Treasurer, Intersil Corporation from 1999 to 2000.

Martin Cotter	51	Senior Vice President, Worldwide Sales and Digital Marketing
Senior Vice President, Worldwide Sales and Digital Marketing since September 2016; Vice President Internet of Things (IoT), Healthcare, and Consumer Business Units, from November 2015 to September 2016; Vice President, Healthcare and Consumer Business Groups from November 2014 to November 2015; and VP, Communications Infrastructure Business Unit from October 2012 to November 2014.

Joseph (John) Hassett	58	Senior Vice President, Worldwide Manufacturing	Senior Vice President, Worldwide Manufacturing since May 2015; and Vice President, Worldwide Manufacturing from 1994 to May 2015.
Rick D. Hess	63	Executive Vice President
Executive Vice President, since September 2016; Senior Vice President, Communications and Automotive Business Group from November 2014 to September 2016; Vice President, Radio and Microwave Group from July 2014 to November 2014; President and Chief Executive Officer, Hittite Microwave Corporation, a semiconductor manufacturer from April 2013 to July 2014; Vice President to Superconductors, American Superconductor Corporation, an energy technology company, from 2010 to April 2013; and President and Chief Executive Officer, Konarka Technologies from 2006 to 2010.

Executive Officer	Age	Position(s)	Business Experience
Jean Philibert	56	Senior Vice President, Human Resources
Senior Vice President, Human Resources since January 2016; Senior Vice President and Chief People Officer for Kixeye, a gaming development company, from December 2014 to December 2015; and Vice President of Human Resources, Data Protection and Availability Division at EMC, a data storage company, from January 2011 to November 2014.

Peter Real	56	Senior Vice President and Chief Technology Officer
Senior Vice President and Chief Technology Officer since November 2014; Vice President, High Speed Product and Technology Group from November 2012 to November 2014; Vice President, Linear and Radio Frequency Group from August 2009 to November 2012; Vice President, Radio Frequency and Networking Group from January 2008 to August 2009; Product Line Director from 1999 to 2007; and Engineering Manager from 1992 to 1999.

Margaret K. Seif	55	Chief Legal Officer, Secretary and Senior Vice President of Communications
Chief Legal Officer, Secretary and Senior Vice President of Communications since January 2016; Senior Vice President, General Counsel and Secretary from November 2014 to January 2016; Vice President, General Counsel and Secretary from January 2006 to November 2014; Senior Vice President, General Counsel and Secretary of RSA Security Inc. from January 2000 to November 2005; and Vice President, General Counsel and Secretary of RSA Security Inc. from June 1998 to January 2000.

Eileen Wynne	50	Vice President and Chief Accounting Officer
Vice President and Chief Accounting Officer since April 2015; Vice President, Corporate Controller and Chief Accounting Officer from May 2013 to April 2015; Corporate Controller from April 2011 to May 2013; and Assistant Corporate Controller from February 2004 to April 2011.

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
High and Low Sales Prices of Common Stock

	Fiscal 2016		Fiscal 2015
Period	High	Low	High	Low
First Quarter	$62.40	$47.24	$57.99	$49.18
Second Quarter	$59.87	$48.17	$64.94	$51.29
Third Quarter	$66.91	$52.17	$68.97	$57.16
Fourth Quarter	$65.49	$59.01	$64.16	$50.56
Dividends Declared Per Outstanding Share of Common Stock
In fiscal 2016 and fiscal 2015, we paid a cash dividend in each quarter as follows:

Period	Fiscal 2016	Fiscal 2015
First Quarter	$0.40	$0.37
Second Quarter	$0.42	$0.40
Third Quarter	$0.42	$0.40
Fourth Quarter	$0.42	$0.40
During the first quarter of fiscal 2017, on November 21, 2016, our Board of Directors declared a cash dividend of $0.42 per outstanding share of common stock. The dividend will be paid on December 13, 2016 to all shareholders of record at the close of business on December 2, 2016. The payment of future dividends, if any, will be based on several factors including our financial performance, outlook and liquidity.
Information regarding our equity compensation plans and the securities authorized for issuance thereunder is set forth in Item 12 of this Annual Report on Form 10-K.
Issuer Purchases of Equity Securities

On July 26, 2016, we entered into a definitive agreement to acquire Linear Technology Corporation (Linear), an independent manufacturer of high performance linear integrated circuits. As a result of this proposed acquisition of Linear, we have temporarily suspended our share repurchase program. The table below summarizes the activity related to stock repurchases for the three months ended October 29, 2016.

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 31, 2016 through August 27, 2016	8,311	$65.27	—	$792,501,619
August 28, 2016 through September 24, 2016	12,002	$62.52	—	$792,501,619
September 25, 2016 through October 29, 2016	1,908	$62.49	—	$792,501,619
Total	22,221	$63.54	—	$792,501,619
_______________________________________

(a)	Consists of 22,221 shares withheld by us from employees to satisfy employee minimum tax obligations upon vesting of restricted stock units granted to our employees under our equity compensation plans.

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

The number of holders of record of our common stock at November 18, 2016 was 1,967. This number does not include shareholders for whom shares are held in a “nominee” or “street” name. On October 28, 2016, the last reported sales price of our common stock on The NASDAQ Global Select Market was $63.53 per share.
Comparative Stock Performance Graph
The following graph compares cumulative total shareholder return on our common stock since October 29, 2011 with the cumulative total return of the Standard & Poor’s (S&P) 500 Index and the S&P Semiconductors Index. This graph assumes the investment of $100 on October 29, 2011 in our common stock, the S&P 500 Index and the S&P Semiconductors Index and assumes all dividends are reinvested. Measurement points are the last trading day for each respective fiscal year.

$250
$200
$150
$100
$50
$0
10/29/11
11/3/12
11/2/13
11/1/14
10/31/15
10/29/16
100.00
90.90
115.21
108.93
139.98
146.52
118.18
171.82
160.35
143.86
178.98
180.75
168.48
206.85
194.60
188.90
Analog Devices, Inc.
S&P 500
S&P Semiconductors

ITEM 6. SELECTED FINANCIAL DATA
The following table includes selected financial data for each of our last five fiscal years and includes the results of operations from the acquisition of Hittite from July 22, 2014. See Note 6, Acquisitions, of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for information on this acquisition.

(thousands, except per share amounts)	2016	2015	2014	2013	2012
Statement of Operations data:
Total revenue from continuing operations	$3,421,409	$3,435,092	$2,864,773	$2,633,689	$2,701,142
Net income	861,664	696,878	629,320	673,487	651,236
Net income per share
Basic	2.79	2.23	2.01	2.19	2.18
Diluted	2.76	2.20	1.98	2.14	2.13
Cash dividends declared per common share	1.66	1.57	1.45	1.32	1.15
Balance Sheet data:
Total assets (1)	$7,970,278	$7,058,777	$6,855,331	$6,376,433	$5,617,299
Debt (1)	$1,732,177	$869,935	$868,430	$866,924	$818,550
_________________
(1) Amounts have been restated as a result of the Company's election to change its method of accounting for debt issuance costs in accordance with Accounting Standards Update (ASU) 2015-03, Interest - Imputation of Interest Simplifying the Presentation of Debt Issuance Costs, during the first quarter of fiscal 2016 retrospectively to October 29, 2011. As a result of the adoption of this ASU, the debt issuance costs related to the Company's outstanding notes have been reclassified as a deduction to the face amount of the notes and are no longer shown as deferred assets within Other Assets on the Consolidated Balance Sheet.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (all tabular amounts in thousands except per share amounts)
Results of Operations
Overview

	Fiscal Year			2016 over 2015		2015 over 2014
	2016	2015	2014	$ Change	% Change	$ Change	% Change
Revenue	$3,421,409	$3,435,092	$2,864,773	$(13,683)	—%	$570,319	20%
Gross Margin %	65.1%	65.8%	63.9%
Net income	$861,664	$696,878	$629,320	$164,786	24%	$67,558	11%
Net income as a % of Revenue	25.2%	20.3%	22.0%
Diluted EPS	$2.76	$2.20	$1.98	$0.56	25%	$0.22	11%
Proposed Acquisition of Linear Technology Corporation
On July 26, 2016, we entered into a definitive agreement (the Merger Agreement) to acquire Linear Technology Corporation (Linear), an independent manufacturer of high performance linear integrated circuits. Under the terms of the Merger Agreement, Linear stockholders will receive, for each outstanding share of Linear common stock, $46.00 in cash and 0.2321 of a share of our common stock at the closing. Based on the number of outstanding shares of Linear common stock as of July 26, 2016 and our 5-day volume weighted average price as of July 21, 2016, the value of the total consideration to be paid by us is estimated to be approximately $14.8 billion. On October 18, 2016, Linear stockholders approved the Merger Agreement. As of October 29, 2016 we had received antitrust clearance in the United States and Germany. Subsequently, we have also received antitrust clearances in Japan and Israel. We currently expect the transaction to be completed by the end of the second quarter of our fiscal year ended October 28, 2017 (fiscal 2017), subject to receipt of the remaining required regulatory clearances and the satisfaction or waiver of the other conditions contained in the Merger Agreement.
We intend to fund the acquisition with the issuance of approximately 58.0 million new shares of our common stock and approximately $11.6 billion of new short- and long-term indebtedness. The financing is supported by fully underwritten bridge financing commitments and is expected to consist of term loans and bonds. See Note 6, Acquisitions and Note 16, Debt, of the Notes to the Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for further information.
Acquisition of Hittite Microwave Corporation (Hittite)
On July 22, 2014, we completed the acquisition of Hittite, a company that designed and developed high performance integrated circuits, modules, subsystems and instrumentation for radio frequency, microwave and millimeterwave applications. The total consideration paid to acquire Hittite was approximately $2.4 billion, financed through a combination of existing cash on hand and a 90-day term loan facility of $2.0 billion. The acquisition of Hittite is referred to as the Hittite Acquisition. See Note 6, Acquisitions, of the Notes to the Consolidated Financial Statements contained in Item 8 of this Annual Report on From 10-K for further discussion related to the Hittite Acquisition.
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

	2016			2015		2014
	Revenue	% of Total Product Revenue	Y/Y%	Revenue	% of Total Product Revenue	Revenue	% of Total Product Revenue*
Industrial	$1,502,019	44%	—%	$1,494,898	44%	$1,344,906	47%
Automotive	540,940	16%	3%	525,893	15%	525,123	18%
Consumer	688,289	20%	(6)%	729,860	21%	327,434	11%
Communications	690,161	20%	1%	684,441	20%	667,310	23%
Total Revenue	$3,421,409	100%	—%	$3,435,092	100%	$2,864,773	100%

*	The sum of the individual percentages does not equal the total due to rounding.
Automotive end market revenue increased year-over-year in fiscal 2016 primarily as a result of increased demand for our powertrain, advanced driver assistance systems, and infotainment products. The year-over-year decrease in the consumer end market in fiscal 2016 was primarily the result of lower demand for products sold into portable consumer applications.
The year-over-year increase in the industrial and communications end markets revenue in fiscal 2015 was the result of the Hittite Acquisition. Consumer end market revenue increased in fiscal 2015 as compared to fiscal 2014 as a result of increased demand for products sold into the portable sector of this end market.
Revenue Trends by Geographic Region
Revenue by geographic region, based upon the primary location of our customers' design activity for its products, for fiscal 2016, 2015 and 2014 was as follows:

				Change
	Fiscal Year			2016 over 2015		2015 over 2014
	2016	2015	2014	$ Change	% Change	$ Change	% Change
United States	$1,299,629	$1,325,279	$821,554	$(25,650)	(2)%	$503,725	61%
Rest of North and South America	95,957	97,189	96,957	(1,232)	(1)%	232	—%
Europe	924,849	939,230	924,477	(14,381)	(2)%	14,753	2%
Japan	291,649	319,569	308,054	(27,920)	(9)%	11,515	4%
China	575,690	511,365	459,260	64,325	13%	52,105	11%
Rest of Asia	233,635	242,460	254,471	(8,825)	(4)%	(12,011)	(5)%
Total Revenue	$3,421,409	$3,435,092	$2,864,773	$(13,683)	—%	$570,319	20%
In fiscal years 2016, 2015 and 2014, the predominant countries comprising “Rest of North and South America” are Canada and Mexico; the predominant countries comprising “Europe” are Germany, Sweden, France and the United Kingdom; and the predominant countries comprising “Rest of Asia” are South Korea and Taiwan.

On a regional basis, the sales increase in China in fiscal 2016 as compared to fiscal 2015 was primarily the result of an increase in demand in the industrial, communications and automotive end markets. The sales decrease in Japan in fiscal 2016 as compared to fiscal 2015 was primarily, a result of a decrease in demand for our products in the industrial end market. The sales decrease in fiscal 2016 as compared to fiscal 2015 in the United States was primarily the result of a decrease in demand in the consumer end markets.
The sales increase in fiscal 2015 as compared to fiscal 2014 in the United States was primarily the result of increased demand for consumer products sold into the portable sector and the Hittite Acquisition. The sales increase in fiscal 2015 as compared to fiscal 2014 in Europe was primarily the result of the Hittite Acquisition, partially offset by a decrease in demand for products used in wireless base stations. The sales increase in fiscal 2015 as compared to fiscal 2014 in Japan was primarily a result of the Hittite Acquisition, partially offset by a decrease in demand for products used in home entertainment. The sales increase in fiscal 2015 as compared to fiscal 2014 in China was primarily a result of the Hittite Acquisition. The sales decrease in fiscal 2015 as compared to fiscal 2014 in the Rest of Asia was primarily the result of a decrease in demand in most end markets, partially offset by the Hittite Acquisition.

Gross Margin

				Change
	Fiscal Year			2016 over 2015		2015 over 2014
	2016	2015	2014	$ Change	% Change	$ Change	% Change
Gross Margin	$2,227,173	$2,259,262	$1,830,188	$(32,089)	(1)%	$429,074	23%
Gross Margin %	65.1%	65.8%	63.9%
Gross margin percentage in fiscal 2016 decreased by 70 basis points compared to fiscal 2015, primarily as a result of lower utilization rates in our manufacturing facilities partially offset by a mix shift in favor of higher margin products being sold.
Gross margin percentage in fiscal 2015 increased 190 basis points compared to fiscal 2014 primarily as a result of the impact of purchased inventory recognized in fiscal 2014 as a result of the Hittite Acquisition.
Research and Development (R&D)

				Change
	Fiscal Year			2016 over 2015		2015 over 2014
	2016	2015	2014	$ Change	% Change	$ Change	% Change
R&D Expenses	$653,816	$637,459	$559,686	$16,357	3%	$77,773	14%
R&D Expenses as a % of Revenue	19.1%	18.6%	19.5%
R&D expenses increased in fiscal 2016 as compared to fiscal 2015 primarily as a result of increases in R&D employee and related benefit expenses and operational spending, partially offset by a decrease in variable compensation expense linked to our overall profitability and revenue growth.
R&D expenses increased in fiscal 2015 as compared to fiscal 2014 primarily as a result of increases in operational spending resulting from the Hittite Acquisition, variable compensation expense linked to our overall profitability and revenue growth and R&D employee and related benefit expenses.
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
Selling, Marketing, General and Administrative (SMG&A)

				Change
	Fiscal Year			2016 over 2015		2015 over 2014
	2016	2015	2014	$ Change	% Change	$ Change	% Change
SMG&A Expenses	$461,438	$478,972	$454,676	$(17,534)	(4)%	$24,296	5%
SMG&A Expenses as a % of Revenue	13.5%	13.9%	15.9%
SMG&A expenses decreased in fiscal 2016 as compared to fiscal 2015 primarily as a result of decreases in operational spending and variable compensation expense linked to our overall profitability and revenue growth, partially offset by an increase in SMG&A employee and related benefit expenses.
SMG&A expenses increased in fiscal 2015 as compared to fiscal 2014 as a result of increases in variable compensation expense linked to our overall profitability and revenue growth, SMG&A employee and related benefit expenses, as well as operational spending resulting from the Hittite Acquisition. These increases were partially offset by a decrease in Acquisition-related transition costs and other activity.

Amortization of Intangibles

				Change
	Fiscal Year			2016 over 2015		2015 over 2014
	2016	2015	2014	$ Change	% Change	$ Change	% Change
Amortization expenses	$70,123	$88,318	$26,020	$(18,195)	(21)%	$62,298	239%
Amortization expenses as a % of revenue	2.0%	2.6%	0.9%
Amortization expenses decreased in fiscal 2016 as compared to fiscal 2015 as a result of certain intangible assets becoming fully amortized during fiscal 2015.
Amortization expenses increased in fiscal 2015 as compared to fiscal 2014 as a result of acquired amortizable intangible assets from the Hittite Acquisition. These intangible assets are being amortized on a straight-line basis over their estimated useful lives.
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
During fiscal 2016, we recorded a special charge of approximately $13.7 million for severance and fringe benefit costs in accordance with the Company's ongoing benefit plan for 123 manufacturing, engineering and SMG&A employees. As of October 29, 2016, we still employed 44 of the 123 employees included in these cost reduction actions. These employees must continue to be employed by the Company until their employment is terminated in order to receive the severance benefit. We expect this action will result in estimated annual cost savings of approximately $12.3 million once fully implemented.
During fiscal 2014, we recorded special charges of approximately $37.3 million. These special charges included $37.9 million for severance and fringe benefit costs in accordance with our ongoing benefit plan or statutory requirements at foreign locations for 341 manufacturing, engineering and SMG&A employees; $0.5 million for lease obligations costs for facilities that we ceased using during the fourth quarter of fiscal 2014; and $0.4 million for the impairment of assets that have no future use located at closed facilities. We reversed approximately $1.4 million of our severance accrual related to charges taken in fiscal 2013, primarily due to severance costs being lower than our estimates. We terminated the employment of all employees associated with this action. This action resulted in annual cost savings of approximately $46.2 million.
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
Operating Income

				Change
	Fiscal Year			2016 over 2015		2015 over 2014
	2016	2015	2014	$ Change	% Change	$ Change	% Change
Operating income	$1,028,112	$830,841	$752,484	$197,271	24%	$78,357	10%
Operating income as a % of Revenue	30.0%	24.2%	26.3%

The increase in operating income in fiscal 2016 as compared to fiscal 2015 was primarily the result of a $223.7 million decrease in other operating expense more fully described above under the heading Other Operating Expense, partially offset by a 70 basis point decrease in gross margin percentage.
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
Nonoperating (Income) Expense

				Change
	Fiscal Year			2016 over 2015	2015 over 2014
	2016	2015	2014	$ Change	$ Change
Interest expense	$88,757	$27,030	$34,784	$61,727	$(7,754)
Interest income	(21,221)	(8,625)	(12,173)	(12,596)	3,548
Other, net	3,655	2,322	528	1,333	1,794
Total nonoperating expense	$71,191	$20,727	$23,139	$50,464	$(2,412)
The increase in nonoperating expense in fiscal 2016 as compared to fiscal 2015 was primarily the result of an increase in interest expense as a result of the issuance of $850.0 million aggregate principal amount of 3.9% senior unsecured notes due December 15, 2025 (the 2025 Notes) and $400.0 million aggregate principal amount of 5.3% senior unsecured notes due December 15, 2045 (the 2045 Notes) in fiscal 2016, and as a result of fees related to financing commitments entered into in anticipation of the proposed acquisition of Linear. These increases were partially offset by a decrease in interest expense as a result of the redemption of the $375.0 million aggregate principal amount of 3.0% senior unsecured notes (the 2016 Notes) in fiscal 2016. See Note 16, Debt, of the Notes to our Condensed Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for further information on the issuance of the 2025 Notes and the 2045 Notes and redemption of the 2016 Notes. The increase in nonoperating expense as a result of the increase in interest expense in fiscal 2016 as compared to fiscal 2015 was partially offset by an increase in interest income due to higher interest rates earned on our investments and the investment of higher cash balances in fiscal 2016 as compared to fiscal 2015.
The decrease in nonoperating expense in fiscal 2015 as compared to fiscal 2014 was primarily the result of the repayment of the 90-day term loan facility used to fund the Hittite Acquisition in the fourth quarter of fiscal 2014, partially offset by a decrease in interest income primarily as a result of lower cash balances throughout fiscal 2015 as compared to fiscal 2014.
Provision for Income Taxes

				Change
	Fiscal Year			2016 over 2015		2015 over 2014
	2016	2015	2014	$ Change	% Change	$ Change	% Change
Provision for Income Taxes	$95,257	$113,236	$100,025	$(17,979)	(16)%	$13,211	13%
Effective Income Tax Rate	10.0%	14.0%	13.7%
Our effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where our income is earned.
The tax rate for all periods presented was below the U.S. federal statutory tax rate of 35%, primarily due to lower statutory tax rates applicable to our operations in the foreign jurisdictions in which we earn income. Non-U.S. jurisdictions accounted for approximately 78% of our total revenues for the fiscal 2016, resulting in a material portion of our pretax income being earned and taxed outside the U.S., primarily in Bermuda and Ireland, at rates ranging from 0% to 35%. The impact on our provision for income taxes of income earned in foreign jurisdictions being taxed at rates different than the U.S. statutory rate was a benefit of approximately $264.3 million and a foreign effective tax rate of approximately 6.1% in fiscal 2016 compared to a benefit of approximately $198.1 million and a foreign effective tax rate of approximately 10.6% fiscal 2015. A reduction in the ratio of domestic taxable income to worldwide taxable income effectively lowers the overall tax rate, due to the fact that the tax rates in the majority of foreign jurisdictions where we earn income are significantly lower than the U.S.

statutory rate. In addition, our effective income tax rate can be impacted each year by discrete factors or events. Our effective tax rate for fiscal 2016 included a tax benefit of $7.5 million from the reinstatement of the U.S. federal research and development tax credit in December 2015 retroactive to January 1, 2015. Our effective tax rate for fiscal 2015 was reduced as a result of $13.0 million recorded from the reversal of certain prior period tax liabilities, a tax benefit of $7.0 million from the reinstatement of the U.S. federal research and development tax credit in December 2014 retroactive to January 1, 2014 and a tax benefit of $3.8 million as a result of an acquisition accounting adjustment. In addition our effective tax rate for fiscal 2015 included $2.0 million of discrete tax expense items associated with the U.S. provision to return adjustments.
Non-U.S. jurisdictions accounted for approximately 78% of our total revenues for fiscal 2015, resulting in a material portion of our pretax income being earned and taxed outside the U.S., primarily in Bermuda and Ireland, at rates ranging from 0% to 35%. The impact on our provision for income taxes of income earned in foreign jurisdictions being taxed at rates different than the U.S. statutory rate was a benefit of approximately $198.1 million and a foreign effective tax rate of approximately 10.6% in fiscal 2015, compared to a benefit of approximately $179.3 million and a foreign effective tax rate of approximately 7.7% in fiscal 2014. A reduction in the ratio of domestic taxable income to worldwide taxable income effectively lowers the overall tax rate, due to the fact that the tax rates in the majority of foreign jurisdictions where we earn income are significantly lower than the U.S. statutory rate. In addition, our effective income tax rate can be impacted each year by discrete factors or events. Our effective tax rate for fiscal 2015 was reduced as a result of $13.0 million recorded from the reversal of certain prior period tax liabilities, a tax benefit of $7.0 million from the reinstatement of the U.S. federal research and development tax credit in December 2014 retroactive to January 1, 2014 and a tax benefit of $3.8 million as a result of an acquisition accounting adjustment. In addition our effective tax rate for fiscal 2015 included $2.0 million of discrete tax expense items associated with the U.S. provision to return adjustments. Our effective tax rate for fiscal 2014 was not significantly impacted by discrete items.
Net Income

				Change
	Fiscal Year			2016 over 2015		2015 over 2014
	2016	2015	2014	$ Change	% Change	$ Change	% Change
Net Income	$861,664	$696,878	$629,320	$164,786	24%	$67,558	11%
Net Income, as a % of Revenue	25.2%	20.3%	22.0%
Diluted EPS	$2.76	$2.20	$1.98	$0.56	25%	$0.22	11%
The increase in net income in fiscal 2016 as compared to fiscal 2015 was primarily a result of the $197.3 million increase in operating income and the $18.0 million decrease in provision for income taxes, partially offset by the $50.5 million increase in nonoperating expense.
The increase in net income in fiscal 2015 as compared to fiscal 2014 was primarily a result of the $78.4 million increase in operating income, partially offset by the $13.2 million increase in provision for income taxes.
The impact of inflation and foreign currency exchange rate movement on our results of operations during the past three fiscal years has not been significant.
Acquisitions
On July 22, 2014, we completed our acquisition of Hittite, a company that designed and developed high performance integrated circuits, modules, subsystems and instrumentation for radio frequency, microwave and millimeterwave applications. The total consideration paid to acquire Hittite was approximately $2.4 billion, financed through a combination of existing cash on hand and a 90-day term loan facility of $2.0 billion. We recognized assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition, resulting in the recognition of $1.4 billion of goodwill and $666.4 million of intangible assets, including $0.9 million of in-process research and development intangible assets. We recognized approximately $50.9 million of transaction-related costs, including legal, accounting, severance, debt financing, interest and other related fees of which approximately $9.7 million were expensed in fiscal 2015 and $41.2 million in fiscal 2014. These costs are included in the consolidated statements of income in operating expenses within SMG&A expenses as well as non-operating expenses. The Hittite Acquisition resulted in the creation of a new operating segment. We continue to operate and track our results in one reportable segment based on the aggregation of seven operating segments.
The following unaudited pro forma consolidated financial information presents our combined results of operations after giving effect to the Hittite Acquisition and assumes that the Hittite Acquisition, which closed on July 22, 2014, was completed on November 4, 2012 (the first day of the Company’s 2013 fiscal year). The pro forma consolidated financial information has been calculated after applying our accounting policies and includes adjustments for amortization expense of acquired intangible assets, transaction-related costs, increase in cost of sales for inventory acquired and depreciation of property, plant and equipment, and interest expense for the debt incurred to fund the Hittite Acquisition, together with the consequential tax effects. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of our operating results that would have been achieved had the Hittite Acquisition actually taken place on November 4, 2012. In addition, these results are not intended to be a projection of future results and do not reflect events that may occur after the Hittite Acquisition, including but not limited to revenue enhancements, cost savings or operating synergies that the combined Company may achieve as a result of the Hittite Acquisition.

(thousands, except per share data)	November 1, 2014
Revenue	$3,075,468
Net income	$778,049
Basic net income per common share	$2.48
Diluted net income per common share	$2.44

Liquidity and Capital Resources
At October 29, 2016, our principal source of liquidity was $4.1 billion of cash and cash equivalents and short-term investments, of which approximately $725.8 million was held in the United States. The balance of our cash and cash equivalents and short-term investments was held outside the United States in various foreign subsidiaries. As we intend to reinvest substantially all of our foreign earnings indefinitely, the majority of cash held outside the United States is not available to meet certain aspects of our cash requirements in the United States, including cash dividends, principal and interest payments, and common stock repurchases. If these funds are needed for U.S. operations or can no longer be indefinitely reinvested outside the United States, we would be required to accrue and pay U.S. taxes to repatriate these funds and such amounts could be material. Our cash and cash equivalents consist of highly liquid investments with maturities of three months or less at the time of acquisition, including money market funds, and our short-term investments consist primarily of corporate obligations, such as commercial paper and floating rate notes, bonds and bank time deposits. We maintain these balances with high credit quality counterparties, continually monitor the amount of credit exposure to any one issuer and diversify our investments in order to minimize our credit risk.

In connection with our proposed acquisition of Linear, in fiscal 2016 we obtained bridge financing commitments and entered into a term loan facility consisting of a 3-year unsecured term loan facility in the principal amount of $2.5 billion and a 5-year unsecured term loan facility in the principal amount of $2.5 billion. We expect to finance the proposed acquisition using both short- and long-term indebtedness totaling approximately $11.6 billion. In addition, in fiscal 2016 we amended and restated our existing revolving credit facility to allow for the increase in the amount of commitments to $1.0 billion from $750.0 million, subject to closing the acquisition of Linear and the satisfaction of certain other conditions. During the period prior to closing, we expect to incur fees and expenses related to the financing arrangements and the acquisition. See Note 16, Debt, of the Notes to our Condensed Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for further information.

We believe that our existing sources of liquidity and cash expected to be generated from future operations, together with existing and anticipated available long-term financing, will be sufficient to fund operations, capital expenditures, research and development efforts and dividend payments (if any) in the immediate future and for at least the next twelve months.

	Fiscal Year
	2016	2015	2014
Net Cash Provided by Operations	$1,280,895	$907,798	$871,602
Net Cash Provided by Operations as a % of Revenue	37.4%	26.4%	30.4%
Net Cash Used for Investing Activities	$(1,218,270)	$(17,125)	$(114,751)
Net Used for Financing Activities	$(22,917)	$(571,603)	$(576,610)
At October 29, 2016, cash and cash equivalents totaled $921.1 million. The following changes contributed to the net increase in cash and cash equivalents of $36.8 million in fiscal 2016.

Operating Activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities.

The increase in cash provided by operating activities during fiscal 2016 as compared to fiscal 2015 was primarily due to changes in working capital and higher net income adjusted for non-cash items. Changes in working capital included a decrease in inventory and an increase in accounts receivable more fully described below under the heading Working Capital.
Investing Activities

Investing cash flows consist primarily of capital expenditures, investment purchases, maturities and sales of available-for-sale securities, as well as cash used for acquisitions.

The increase in cash used for investing activities during fiscal 2016 as compared to fiscal 2015 was primarily due to an increase in the net purchases of available-for-sale securities and an increase in payments for acquisitions, partially offset by a decrease in property, plant and equipment additions.
Financing Activities

Financing cash flows consist primarily of payments of dividends to stockholders, repurchases of common stock, issuance and repayment of long-term debt, and proceeds from the sale of shares of common stock pursuant to employee equity incentive plans.

The decrease in cash used for financing activities during fiscal 2016 as compared to fiscal 2015 was primarily due to net proceeds of $1.2 billion received from the issuance of the 2025 Notes and 2045 Notes, partially offset by $378.2 million of payments for the redemption of our 2016 Notes, an increase in stock repurchases of $143.1 million, a decrease in proceeds from the sale of shares of common stock pursuant to employee equity incentive plans of $61.1 million, payments of $33.4 million related to derivative instruments, payments of $26.6 million in deferred financing fees related to the proposed acquisition of Linear and an increase in dividend payments to shareholders of $22.1 million.
Working Capital

	Fiscal Year
	2016	2015	$ Change	% Change
Accounts Receivable	$477,609	$466,527	$11,082	2%
Days Sales Outstanding*	50	46
Inventory	$376,555	$412,314	$(35,759)	(9)%
Days Cost of Sales in Inventory*	121	121
* We use the average of the current year and prior year ending net accounts receivable and ending inventory balance in our calculation of days sales outstanding and days cost of sales in inventory, respectively
The increase in accounts receivable was primarily the result of higher product shipments in the final month of the fourth quarter of fiscal 2016 as compared to the final month of the fourth quarter of fiscal 2015. Days sales outstanding increased primarily as a result of an increase in average accounts receivable of 9% over the prior year.
Inventory as of October 29, 2016 decreased as compared to the end of the fourth quarter of fiscal 2015 primarily as a result of our efforts to balance manufacturing production, demand and inventory levels. Our inventory levels are impacted by our need to support forecasted sales demand and variations between those forecasts and actual demand.
Current liabilities decreased to $782.9 million at October 29, 2016 from $1.1 billion recorded at the end of fiscal 2015. The decrease was primarily the result of the redemption of the 2016 Notes in the first quarter of fiscal 2016, partially offset by an increase in deferred income on shipments to distributors as more fully described below.
As of October 29, 2016 and October 31, 2015, we had gross deferred revenue of $432.3 million and $379.9 million, respectively, and gross deferred cost of sales of $80.8 million and $79.8 million, respectively. Deferred income on shipments to distributors increased in fiscal 2016 primarily as a result of higher demand for products sold into the channel. Sales to distributors are made under agreements that allow distributors to receive price-adjustment credits and to return qualifying products for credit, as determined by us, in order to reduce the amounts of slow-moving, discontinued or obsolete product from their inventory. Given the uncertainties associated with the levels of price-adjustment credits to be granted to distributors, the sales price to the distributors is not fixed or determinable until the distributors resell the products to their customers. Therefore, we defer revenue recognition from sales to distributors until the distributors have sold the products to their customers. The amount of price-adjustments is dependent on future overall market conditions, and therefore the levels of these adjustments could fluctuate significantly from period to period. To the extent that we experience a significant increase in the amount of credits we issue to our distributors, there could be a material impact on the ultimate revenue and gross margin recognized relating to these transactions.
Debt
As of October 29, 2016, we had $1,732.2 million of carrying value outstanding on our debt. The difference in the carrying value of the debt and the principal amount of the debt is due to the unamortized discount and issuance fees on these instruments that will accrete to the face value of the debt over the term of the debt. Our debt obligations consist of the following:

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
The indentures governing the 2023 Notes, 2025 Notes and 2045 Notes contain covenants that may limit our ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of our assets to, any other party. As of October 29, 2016, we were compliant with these covenants. See Note 16, Debt, of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for further information on our outstanding debt.
Revolving Credit Facility
On July 10, 2015, we amended and restated our existing senior unsecured revolving credit facility with certain institutional lenders (the Credit Agreement) dated as of December 19, 2012. On September 23, 2016, we subsequently amended and restated the Credit Agreement. The Credit Agreement expires on July 10, 2020 and provides that the Company may borrow up to $750.0 million. Subject to closing the acquisition of Linear and the satisfaction of certain other conditions, the aggregate amount of commitments under the facility will increase to $1.0 billion from $750.0 million and the maximum covenant level will be temporally revised. To date, we have not borrowed under this credit facility, but we may borrow in the future and use the proceeds for repayment of existing indebtedness, stock repurchases, acquisitions, capital expenditures, working capital and other lawful corporate purposes. The terms of the facility impose restrictions on our ability to undertake certain transactions, to create certain liens on assets and to incur certain subsidiary indebtedness. In addition, the Credit Agreement contains a consolidated leverage ratio covenant of total consolidated funded debt to consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) of not greater than 3.0 to 1.0. As of October 29, 2016, we were compliant with these covenants. See Note 15, Revolving Credit Facility, of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for further information on our revolving credit facility.

Stock Repurchase Program
Our common stock repurchase program has been in place since August 2004. In the aggregate, our Board of Directors has authorized us to repurchase $6.2 billion of our common stock under the program. Under the program, we may repurchase outstanding shares of our common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized under the program. As of October 29, 2016, we had repurchased a total of approximately 147.0 million shares of our common stock for approximately $5.4 billion under this program. As of October 29, 2016, an additional $792.5 million worth of shares remains available for repurchase under the current authorized program. The repurchased shares are held as authorized but unissued shares of common stock. We also from time to time repurchase shares in settlement of employee minimum tax withholding obligations due upon the vesting of restricted stock units. As a result of our proposed acquisition of Linear, we have temporarily suspended our share repurchase program. While we do not plan to resume share repurchases in the near term, we expect to continue repurchasing our common stock over the long-term.

Capital Expenditures
Net additions to property, plant and equipment were $127.4 million in fiscal 2016 and were funded with a combination of cash on hand and cash generated from operations. We expect capital expenditures for fiscal 2017 to be in the range of $125.0 million to $145.0 million. These capital expenditures will be funded with a combination of cash on hand and cash generated from operations.
Dividends
On November 21, 2016, our Board of Directors declared a cash dividend of $0.42 per outstanding share of common stock. The dividend will be paid on December 13, 2016 to all shareholders of record at the close of business on December 2, 2016 and is expected to total approximately $129.4 million. We currently expect quarterly dividends to continue at $0.42 per share, although they remain subject to determination and declaration by our Board of Directors. The payment of future dividends, if any, will be based on several factors, including our financial performance, outlook and liquidity.
Contractual Obligations
The table below summarizes our contractual obligations and the amounts we owe under these contracts in specified periods as of October 29, 2016:

		Payment due by period
		Less than			More than
(thousands)	Total	1 Year	1-3 Years	3-5 Years	5 Years
Contractual obligations:
Operating leases (a)	$82,625	$34,328	$33,431	$11,472	$3,394
Bridge financing obligations (b)	7,162	7,162	—	—	—
Debt obligations	1,750,000	—	—	—	1,750,000
Interest payments associated with debt obligations	1,040,950	68,725	137,450	137,450	697,325
Deferred compensation plan (c)	26,916	764	—	—	26,152
Pension funding (d)	5,187	5,187	—	—	—
Total	$2,912,840	$116,166	$170,881	$148,922	$2,476,871
_______________________________________

(a)	Certain of our operating lease obligations include escalation clauses. These escalating payment requirements are reflected in the table.

(b)
This payment reflects the amount of commitment and structuring fees related to bridge financing commitments, due upon the closing or termination of the proposed acquisition of Linear. The timing of due date of the payment is estimated based upon the estimated closing of date of the acquisition. See Note 16, Debt, of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for more information on the bridge financing commitments.

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

(d)
Our funding policy for our foreign defined benefit plans is consistent with the local requirements of each country. The payment obligations in the table are estimates of our expected contributions to these plans for fiscal year 2017. The actual future payments may differ from the amounts presented in the table and reasonable estimates of payments beyond one year are not practical because of potential future changes in variables, such as plan asset performance, interest rates and the rate of increase in compensation levels.

Certain of our acquisitions involve the potential payment of contingent consideration. The table above does not reflect any such obligations, which could be up to $8.5 million, as the timing and amounts are uncertain.

The table above does not reflect future obligations related to the long-term financing we have not yet incurred but expect to incur in connection with our proposed acquisition of Linear, as these obligations will be contingent upon the closing of the acquisition. These obligations consist of the expected issuance of approximately $11.6 billion in both short- and long-term indebtedness, plus the interest expense associated with them. See Note 16, Debt, of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for more information on the financing commitments.
As of October 29, 2016, our total liabilities associated with uncertain tax positions was $81.7 million, which are included in “Other non-current liabilities” in our consolidated balance sheet contained in Item 8 of this Annual Report on Form 10-K. Due to the complexity associated with our deferred taxes and tax uncertainties, we cannot make a reasonably reliable estimate of the period in which we expect to settle the non-current liabilities associated with these deferred taxes and uncertain tax positions. Therefore, we have not included these deferred taxes and uncertain tax positions in the above contractual obligations table.
The expected timing of payments and the amounts of the obligations discussed above are estimated based on current information available as of October 29, 2016.
Off-balance Sheet Arrangements
As of October 29, 2016, we had no off-balance sheet financing arrangements.
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
Revenue Recognition
In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has issued several amendments and updates to the new revenue standard, including guidance related to when an entity should recognize revenue gross as a principal or net as an agent and how an entity should identify performance obligations.  As amended, ASU 2014-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, which is our first quarter of fiscal 2019. Early adoption is permitted for all entities only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. As described in Note 2n, Revenue Recognition, of the Notes to the Consolidated Financial Statements contained in Item 8 of this Annual Report on From 10-K, we defer revenue and the related cost of sales on shipments to distributors until the distributors resell the products to their customers. Upon adoption of ASU 2014-09, we will no longer be permitted to defer revenue until sale by the distributor to the end customer, but rather, will be required to estimate the effects of returns and allowances provided to distributors and record revenue at the time of sale to the distributor. We are continuing to evaluate the future impact and method of adoption of ASU 2014-09 and related amendments on our consolidated financial statements and related disclosures. We are considering early adoption of the new standard using the modified retrospective method in fiscal 2018. Our ability to early adopt the standard is dependent on system readiness and the completion of the analysis necessary to meet the requirements under ASU 2014-09.
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
In all regions of the world, we defer revenue and the related cost of sales on shipments to distributors until the distributors resell the products to their customers. As a result, our revenue fully reflects end customer purchases and is not impacted by distributor inventory levels. Sales to distributors are made under agreements that allow distributors to receive price-adjustment credits and to return qualifying products for credit, as determined by us, in order to reduce the amounts of slow-moving, discontinued or obsolete product from their inventory. These agreements limit such returns to a certain percentage of the value of our shipments to that distributor during the prior quarter. In addition, distributors are allowed to return unsold products if we terminate the relationship with the distributor. Given the uncertainties associated with the levels of price-adjustment credits to be granted to distributors, the sales price to the distributor is not fixed or determinable until the distributor resells the products to their customers. Therefore, we defer revenue recognition from sales to distributors until the distributors have sold the products to their customers.
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
Long-Lived Assets
We review property, plant, and equipment and finite lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of assets may not be recoverable. Recoverability of these assets is determined by comparison of their carrying value to the estimated future undiscounted cash flows that the assets are expected to generate over their remaining estimated lives. If such assets are considered to be impaired, the impairment to be recognized in earnings equals the amount by which the carrying value of the assets exceeds their fair value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. Although we have recognized no material impairment adjustments related to our property, plant, and equipment and identified intangible assets during the past three fiscal years, except those made in conjunction with restructuring actions, deterioration in our business in the future could lead to such impairment adjustments in future periods. Evaluation of impairment of long-lived assets requires estimates of future operating results that are used in the preparation of the expected future undiscounted cash flows. Actual future operating results and the remaining economic lives of our long-lived assets could differ from the estimates used in assessing the recoverability of these assets. These differences could result in impairment charges, which could have a material adverse impact on our results of operations. In addition, in certain instances, assets may not be impaired but their estimated useful lives may have decreased. In these situations, we amortize the remaining net book values over the revised useful lives. We review indefinite-lived intangible assets for impairment annually, on the first day of the fourth quarter (on or about August 1) or more frequently if indicators of impairment exist. We perform a qualitative assessment on our indefinite-lived intangible assets to determine whether it is more likely-than not that the indefinite-lived intangible asset is impaired. If it is determined that the fair value of the indefinite-lived intangible asset is less than the carrying value, we would compare the fair value of the intangible asset with its carrying amount and recognize an impairment equal to any amount by which the carrying value of the assets exceeds the fair value.
Goodwill
Goodwill is subject to annual impairment tests or more frequently if indicators of potential impairment exist and suggest that the carrying value of goodwill may not be recoverable from estimated discounted future cash flows. We test goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the fourth quarter (on or about August 1) or more frequently if we believe indicators of impairment exist. For our latest annual impairment assessment that occurred as of July 31, 2016, we identified our reporting units to be our seven operating segments. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. We determine the fair value of our reporting units using a weighting of the income and market approaches. Under the income approach, we use a discounted cash flow methodology which requires management to make significant estimates and assumptions related to forecasted revenues, gross profit margins, operating income margins, working capital cash flow, perpetual growth rates, and long-term discount rates, among others. For the market approach, we use the guideline public company method. Under this method we utilize information from comparable publicly traded companies with similar operating and investment characteristics as the reporting units, to create valuation multiples that are applied to the operating performance of the reporting unit being tested, in order to obtain their respective fair values. In order to assess the reasonableness of the calculated reporting unit fair values, we reconcile the aggregate fair values of our reporting units determined, as described above, to its current market capitalization, allowing for a reasonable control premium. If the carrying amount of a reporting unit, calculated using the above approaches, exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that reporting unit's goodwill.
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
Stock-Based Compensation
Stock-based compensation expense associated with stock options and related awards is recognized in the consolidated statements of income. Determining the amount of stock-based compensation to be recorded requires us to develop estimates to be used in calculating the grant-date fair value of stock options and market-based restricted stock units. We calculate the grant-date fair values of stock options using the Black-Scholes valuation model. The use of valuation models requires us to make estimates of key assumptions such as expected option term and stock price volatility to determine the fair value of a stock option. The estimate of these key assumptions is based on historical information and judgment regarding market factors and trends. As it relates to our market-based restricted stock units, we utilize the Monte Carlo simulation valuation model to value these awards. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the performance conditions stipulated in the award grant and calculates the fair market value for the market-based restricted stock units granted. The Monte Carlo simulation model also uses stock price volatility and other variables to estimate the probability of satisfying the performance conditions, including the possibility that the market condition may not be satisfied, and the resulting fair value of the award. We recognize the expense related to these on a straight-line basis over the vesting period, which is generally five years for stock options and three years for restricted stock units. See Note 3, Stock-Based Compensation and Shareholders' Equity, of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for more information related to stock based compensation.
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
Based on our marketable securities and short-term investments outstanding as of October 29, 2016 and October 31, 2015, our annual interest income would change by approximately $41 million and $27 million, respectively, for each 100 basis point increase in interest rates.
To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of October 29, 2016 and October 31, 2015, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $7 million and $5 million decline, respectively in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.
As of October 29, 2016, we had $1,750.0 million in principal amount of senior unsecured notes outstanding, which consisted of $500 million of 2.875% senior unsecured notes due June 1, 2023 (the 2023 Notes), $850 million of 3.9% senior unsecured notes due December 15, 2025 (the 2025 Notes) and $400 million of 5.3% senior unsecured notes due December 15, 2045 (the 2045 Notes). As of October 29, 2016, a hypothetical 100 basis point increase in market interest rates would reduce the fair value of our 2023 Notes, 2025 Notes and 2045 Notes outstanding by approximately $29 million, $66 million and $58 million, respectively.
Foreign Currency Exposure
As more fully described in Note 2i in the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K, we regularly hedge our non-U.S. dollar-based exposures by entering into forward foreign currency exchange contracts. The terms of these contracts are for periods matching the duration of the underlying exposure and generally range from one to twelve months. Currently, our largest foreign currency exposure is the Euro, primarily because our European operations have the highest proportion of our local currency denominated expenses. Relative to foreign currency exposures existing at October 29, 2016 and October 31, 2015, a 10% unfavorable movement in foreign currency exchange rates over the course of the year would result in approximately $8 million of losses and $8 million of gains, respectively, in changes in earnings or cash flows.
The market risk associated with our derivative instruments results from currency exchange rates that are expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. The counterparties to the agreements relating to our foreign exchange instruments consist of a number of major international financial institutions with high credit ratings. Based on the credit ratings of our counterparties as of October 29, 2016, we do not believe that there is significant risk of nonperformance by them. While the contract or notional amounts of derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of our exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of counterparties to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparties’ obligations under the contracts exceed our obligations to the counterparties.
The following table illustrates the effect that a 10% unfavorable or favorable movement in foreign currency exchange rates, relative to the U.S. dollar, would have on the fair value of our forward exchange contracts as of October 29, 2016 and October 31, 2015:

	October 29, 2016	October 31, 2015
Fair value of forward exchange contracts liability	$(5,231)	$(3,083)
Fair value of forward exchange contracts after a 10% unfavorable movement in foreign currency exchange rates asset	$11,744	$13,595
Fair value of forward exchange contracts after a 10% favorable movement in foreign currency exchange rates liability	$(23,277)	$(18,736)
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Analog Devices, Inc.

We have audited the accompanying consolidated balance sheets of Analog Devices, Inc. as of October 29, 2016 and October 31, 2015, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended October 29, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(c). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Analog Devices, Inc. at October 29, 2016 and October 31, 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 29, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Analog Devices, Inc.’s internal control over financial reporting as of October 29, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 22, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
November 22, 2016

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ANALOG DEVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years ended October 29, 2016, October 31, 2015 and November 1, 2014

(thousands, except per share amounts)	2016	2015	2014
Revenue
Revenue	$3,421,409	$3,435,092	$2,864,773
Costs and Expenses
Cost of sales(1)	1,194,236	1,175,830	1,034,585
Gross margin	2,227,173	2,259,262	1,830,188
Operating expenses:
Research and development(1)	653,816	637,459	559,686
Selling, marketing, general and administrative(1)	461,438	478,972	454,676
Amortization of intangibles	70,123	88,318	26,020
Special charges	13,684	—	37,322
Other operating expense	—	223,672	—
	1,199,061	1,428,421	1,077,704
Operating income	1,028,112	830,841	752,484
Nonoperating (income) expenses:
Interest expense	88,757	27,030	34,784
Interest income	(21,221)	(8,625)	(12,173)
Other, net	3,655	2,322	528
	71,191	20,727	23,139
Earnings
Income before income taxes	956,921	810,114	729,345
Provision for income taxes	95,257	113,236	100,025
Net Income	$861,664	$696,878	$629,320

Shares used to compute earnings per share — Basic	308,736	312,660	313,195
Shares used to compute earnings per share — Diluted	312,308	316,872	318,027

Basic Earnings Per Share	$2.79	$2.23	$2.01
Diluted Earnings Per Share	$2.76	$2.20	$1.98
Dividends declared and paid per share	$1.66	$1.57	$1.45
(1) Includes stock-based compensation expense as follows:
Cost of sales	$7,808	$8,983	$7,069
Research and development	$27,039	$26,617	$20,707
Selling, marketing, general and administrative	$28,574	$33,319	$23,036

See accompanying Notes.

ANALOG DEVICES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended October 29, 2016, October 31, 2015 and November 1, 2014

(thousands)	2016	2015	2014
Net Income	$861,664	$696,878	$629,320
Foreign currency translation adjustment (net of taxes of $1,175 in 2016, $1,479 in 2015 and $2,379 in 2014)	(6,006)	(12,925)	(5,615)
Change in unrecognized gains/losses on marketable securities:
Change in fair value of available-for-sale securities classified as short-term investments (net of taxes of $56 in 2016, $55 in 2015 and $186 in 2014)	847	(540)	(306)
Total change in unrealized gains/losses on marketable securities, net of tax	847	(540)	(306)
Change in unrecognized gains/losses on derivative instruments designated as cash flow hedges:
Changes in fair value of derivatives (net of taxes of $903 in 2016, $10,889 in 2015 and $916 in 2014)	(4,629)	(28,798)	(9,350)
Adjustment for realized gain/loss reclassified into earnings (net of taxes of $1,050 in 2016, $1,064 in 2015 and $148 in 2014)	3,437	10,447	912
Total change in derivative instruments designated as cash flow hedges, net of tax	(1,192)	(18,351)	(8,438)
Changes in accumulated other comprehensive loss — pension plans:
Change in transition asset (net of taxes of $3 in 2016, $0 in 2015 and $0 in 2014)	17	19	22
Change in actuarial loss/gain (net of taxes of $3,297 in 2016, $23,500 in 2015 and $12,139 in 2014)	(16,730)	153,953	(74,049)
Change in prior service cost/income (net of taxes of $47 in 2016, $640 in 2015 and $58 in 2014)	101	(4,481)	406
Total change in accumulated other comprehensive (loss) income — pension plans, net of tax	(16,612)	149,491	(73,621)
Other comprehensive (loss) income	(22,963)	117,675	(87,980)
Comprehensive income	$838,701	$814,553	$541,340

See accompanying Notes.

ANALOG DEVICES, INC.
CONSOLIDATED BALANCE SHEETS
October 29, 2016 and October 31, 2015

(thousands, except per share amounts)	2016	2015
ASSETS
Current Assets
Cash and cash equivalents	$921,132	$884,353
Short-term investments	3,134,661	2,144,575
Accounts receivable less allowances of $5,117 ($2,081 in 2015)	477,609	466,527
Inventories(1)	376,555	412,314
Deferred tax assets	—	129,241
Prepaid income tax	6,405	1,941
Prepaid expenses and other current assets	58,501	40,597
Total current assets	4,974,863	4,079,548
Property, Plant and Equipment, at Cost
Land and buildings	564,329	559,660
Machinery and equipment	1,994,115	1,932,727
Office equipment	58,785	54,099
Leasehold improvements	59,649	55,609
	2,676,878	2,602,095
Less accumulated depreciation and amortization	2,040,762	1,957,985
Net property, plant and equipment	636,116	644,110
Other Assets
Deferred compensation plan investments	26,152	23,753
Other investments	21,937	17,482
Goodwill	1,679,116	1,636,526
Intangible assets, net	549,368	583,517
Deferred tax assets	36,005	33,280
Other assets	46,721	40,561
Total other assets	2,359,299	2,335,119
	$7,970,278	$7,058,777
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$171,439	$174,247
Deferred income on shipments to distributors, net	351,538	300,087
Income taxes payable	4,100	15,062
Debt, current	—	374,594
Accrued liabilities	255,857	249,595
Total current liabilities	782,934	1,113,585
Non-current Liabilities
Long-term debt	1,732,177	495,341
Deferred income taxes	109,931	227,376
Deferred compensation plan liability	26,152	23,753
Other non-current liabilities	153,466	125,763
Total non-current liabilities	2,021,726	872,233
Commitments and contingencies (Note 12)
Shareholders’ Equity
Preferred stock, $1.00 par value, 471,934 shares authorized, none outstanding	—	—
Common stock, $0.16 2/3 par value, 1,200,000,000 shares authorized, 308,170,560 shares issued and outstanding (312,060,682 on October 31, 2015)	51,363	52,011
Capital in excess of par value	402,270	634,484
Retained earnings	4,785,799	4,437,315
Accumulated other comprehensive loss	(73,814)	(50,851)
Total shareholders’ equity	5,165,618	5,072,959
	$7,970,278	$7,058,777
_______________________________________

(1)	Includes $2,486 and $2,923 related to stock-based compensation at October 29, 2016 and October 31, 2015, respectively.
See accompanying Notes.

ANALOG DEVICES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years ended October 29, 2016, October 31, 2015 and November 1, 2014

			Capital in		Accumulated Other
	Common Stock		Excess of	Retained	Comprehensive
(thousands)	Shares	Amount	Par Value	Earnings	(Loss) Income
BALANCE, NOVEMBER 2, 2013	311,045	$51,842	$711,879	$4,056,401	$(80,546)
Activity in Fiscal 2014
Net Income — 2014				629,320
Dividends declared and paid				(454,225)
Issuance of stock under stock plans and other	7,400	1,234	198,880
Tax benefit — equity based awards			30,085
Stock-based compensation expense			50,812
Replacement share-based awards issued in connection with acquisition			6,541
Other comprehensive loss					(87,980)
Common stock repurchased	(7,240)	(1,207)	(355,139)
BALANCE, NOVEMBER 1, 2014	311,205	51,869	643,058	4,231,496	(168,526)
Activity in Fiscal 2015
Net Income — 2015				696,878
Dividends declared and paid				(491,059)
Issuance of stock under stock plans and other	4,927	822	121,809
Tax benefit — equity based awards			26,971
Stock-based compensation expense			68,919
Other comprehensive income					117,675
Common stock repurchased	(4,071)	(680)	(226,273)
BALANCE, OCTOBER 31, 2015	312,061	52,011	634,484	4,437,315	(50,851)
Activity in Fiscal 2016
Net Income — 2016				861,664
Dividends declared and paid				(513,180)
Issuance of stock under stock plans and other	2,721	454	61,042
Tax benefit — equity based awards			12,282
Stock-based compensation expense			63,421
Other comprehensive loss					(22,963)
Common stock repurchased	(6,611)	(1,102)	(368,959)
BALANCE, OCTOBER 29, 2016	308,171	$51,363	$402,270	$4,785,799	$(73,814)

See accompanying Notes.

ANALOG DEVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended October 29, 2016, October 31, 2015 and November 1, 2014

(thousands)	2016	2015	2014
Operations
Cash flows from operating activities:
Net income	$861,664	$696,878	$629,320
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	134,540	130,147	114,064
Amortization of intangibles	75,250	92,093	27,906
Stock-based compensation expense	63,421	68,919	50,812
Loss on extinguishment of debt	3,290	—	—
Other non-cash activity	24,570	6,974	4,423
Excess tax benefit — equity based awards	(10,453)	(25,045)	(22,231)
Deferred income taxes	8,124	(52,214)	(77,711)
Change in operating assets and liabilities:
Accounts receivable	(9,392)	(71,198)	(36,460)
Inventories	38,221	(35,557)	24,642
Prepaid expenses and other current assets	(5,618)	2,861	(5,354)
Deferred compensation plan investments	(2,399)	(2,643)	(3,746)
Prepaid income tax	(4,315)	4,546	10,499
Accounts payable, deferred income and accrued liabilities	85,502	56,614	58,373
Deferred compensation plan liability	2,399	2,643	3,746
Income taxes payable	9,950	25,060	96,536
Other liabilities	6,141	7,720	(3,217)
Total adjustments	419,231	210,920	242,282
Net cash provided by operating activities	1,280,895	907,798	871,602
Investing Activities
Cash flows from investing:
Purchases of short-term available-for-sale investments	(7,697,260)	(6,083,999)	(7,485,162)
Maturities of short-term available-for-sale investments	6,375,361	4,984,980	7,318,877
Sales of short-term available-for-sale investments	332,716	1,251,194	2,187,389
Additions to property, plant and equipment, net	(127,397)	(153,960)	(177,913)
Payments for acquisitions, net of cash acquired	(83,170)	(7,065)	(1,945,887)
Change in other assets	(18,520)	(8,275)	(12,055)
Net cash used for investing activities	(1,218,270)	(17,125)	(114,751)
Financing Activities
Cash flows from financing activities:
Proceeds from debt	1,235,331	—	1,995,398
Early termination of debt	(378,156)	—	—
Payments of derivative instruments	(33,430)	—	—
Payments of deferred financing fees	(26,583)	—	—
Term loan repayments	—	—	(1,995,398)
Dividend payments to shareholders	(513,180)	(491,059)	(454,225)
Repurchase of common stock	(370,061)	(226,953)	(356,346)
Proceeds from employee stock plans	61,496	122,631	200,114
Contingent consideration payment	(1,409)	(1,767)	(3,576)
Change in other financing activities	(7,378)	500	15,192
Excess tax benefit — equity based awards	10,453	25,045	22,231
Net cash used for financing activities	(22,917)	(571,603)	(576,610)
Effect of exchange rate changes on cash	(2,929)	(3,950)	(3,097)
Net increase in cash and cash equivalents	36,779	315,120	177,144
Cash and cash equivalents at beginning of year	884,353	569,233	392,089
Cash and cash equivalents at end of year	$921,132	$884,353	$569,233
See accompanying Notes.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended October 29, 2016, October 31, 2015 and November 1, 2014
(all tabular amounts in thousands except per share amounts)

1.	Description of Business

Analog Devices, Inc. (Analog Devices or the Company) is a world leader in the design, manufacture and marketing of a broad portfolio of solutions that leverage high-performance analog, mixed-signal and digital signal processing technology, including integrated circuits (ICs), algorithms, software, and subsystems. Since the Company's inception in 1965, it has focused on solving its customers’ toughest signal processing engineering challenges, playing a fundamental role in converting, conditioning, and processing real-world phenomena such as temperature, pressure, sound, light, speed, and motion into electrical signals to be used in a wide array of electronic devices. The Company combines sensors, data converters, amplifiers and linear products, radio frequency (RF) ICs, power management products, and signal processing products, into technology platforms that meet specific customer and market needs, leveraging its engineering investment across a broad base of markets and customers. As new generations of applications evolve, such as autonomous vehicles and the Internet of Things, new needs for Analog Devices’ high-performance analog signal processing and digital signal processing (DSP) products and technology are emerging.

2. Summary of Significant Accounting Policies

a.Principles of Consolidation
The consolidated financial statements include the accounts of the Company and all of its subsidiaries. Upon consolidation, all intercompany accounts and transactions are eliminated. Certain amounts reported in previous years have been reclassified to conform to the presentation for the fiscal year ended October 29, 2016 (fiscal 2016). As further discussed in Note 2t, New Accounting Pronouncements, the Company adopted the Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2015-03, Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03), in the first quarter of fiscal 2016. As shown in the table below, pursuant to the guidance in ASU 2015-03 the Company has reclassified unamortized debt issuance costs associated with its senior notes in the Condensed Consolidated Balance Sheet as of October 31, 2015 as follows (in thousands):

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
The Company’s fiscal year is the 52-week or 53-week period ending on the Saturday closest to the last day in October. Fiscal 2016, the fiscal year ended October 31, 2015 (fiscal 2015) and the fiscal year ended November 1, 2014 (fiscal 2014) were 52-week periods.
On July 26, 2016, the Company entered into a definitive agreement (the Merger Agreement) to acquire Linear Technology Corporation (Linear), an independent manufacturer of high performance linear integrated circuits. The Company currently expects the transaction to be completed by the end of the Company's second quarter of fiscal 2017.
On July 22, 2014, the Company completed its acquisition of Hittite Microwave Corporation (Hittite), a company that designed and developed high performance integrated circuits, modules, subsystems and instrumentation for radio frequency, microwave and millimeterwave applications. The total consideration paid to acquire Hittite was approximately $2.4 billion, financed through a combination of existing cash on hand and a 90-day term loan facility of $2.0 billion. The acquisition of Hittite is referred to as the Hittite Acquisition. The Consolidated Financial Statements include the financial results of Hittite prospectively from July 22, 2014, the closing date of the Hittite Acquisition.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

See Note 6, Acquisitions, of these notes to Consolidated Financial Statements for further discussion related to the proposed acquisition of Linear and the acquisition of Hittite.
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
The Company’s deferred compensation plan investments are classified as trading. See Note 7, Deferred Compensation Plan Investments, of these Notes to Consolidated Financial Statements for additional information on these investments. There were no cash equivalents or short-term investments classified as trading at October 29, 2016 or October 31, 2015.
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
Gross unrealized gains and losses on available-for-sale securities classified as short-term investments at October 29, 2016 and October 31, 2015 were as follows:

	2016	2015
Unrealized gains on securities classified as short-term investments	$846	$233
Unrealized losses on securities classified as short-term investments	(294)	(584)
Net unrealized gain (loss) on securities classified as short-term investments	$552	$(351)
As of October 29, 2016, the Company held 100 investment securities, 25 of which were in an unrealized loss position with gross unrealized losses of $0.3 million and an aggregate fair value of $729.6 million. As of October 31, 2015, the Company held 76 investment securities, 23 of which were in an unrealized loss position with gross unrealized losses of $0.6 million and an aggregate fair value of $823.4 million. These unrealized losses were primarily related to corporate obligations that earn lower interest rates than current market rates. None of these investments have been in a loss position for more than twelve months. As the Company does not intend to sell these investments and it is unlikely that the Company will be required to sell the investments before recovery of their amortized basis, which will be at maturity, the Company does not consider those investments to be other-than-temporarily impaired at October 29, 2016 and October 31, 2015.
The components of the Company’s cash and cash equivalents and short-term investments as of October 29, 2016 and October 31, 2015 were as follows:

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2016	2015
Cash and cash equivalents:
Cash	$67,877	$72,638
Available-for-sale	693,255	807,935
Held-to-maturity	160,000	3,780
Total cash and cash equivalents	$921,132	$884,353
Short-term investments:
Available-for-sale	$3,110,011	$2,144,575
Held-to-maturity (less than one year to maturity)	24,650	—
Total short-term investments	$3,134,661	$2,144,575
See Note 2j, Fair Value, of these Notes to Consolidated Financial Statements for additional information on the Company’s cash equivalents and short-term investments.

c.	Supplemental Cash Flow Statement Information

	2016	2015	2014
Cash paid during the fiscal year for:
Income taxes	$77,918	$142,931	$73,067
Interest	$41,701	$25,625	$27,931

d.	Inventories
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
Inventories at October 29, 2016 and October 31, 2015 were as follows:

	2016	2015
Raw materials	$20,263	$21,825
Work in process	232,196	261,520
Finished goods	124,096	128,969
Total inventories	$376,555	$412,314

e.	Property, Plant and Equipment
Property, plant and equipment is recorded at cost, less allowances for depreciation. The straight-line method of depreciation is used for all classes of assets for financial statement purposes while both straight-line and accelerated methods are used for income tax purposes. Leasehold improvements are depreciated over the lesser of the term of the lease or the useful life of the asset. Repairs and maintenance charges are expensed as incurred. Depreciation is based on the following ranges of estimated useful lives:

Buildings	Up to 25 years
Machinery & equipment	3-8 years
Office equipment	3-8 years
Depreciation expense for property, plant and equipment was $134.5 million, $130.1 million and $114.1 million in fiscal 2016, 2015 and 2014, respectively.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company reviews property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Recoverability of these assets is determined by comparison of their carrying amount to the future undiscounted cash flows the assets are expected to generate over their remaining economic lives. If such assets are considered to be impaired, the impairment to be recognized in earnings equals the amount by which the carrying value of the assets exceeds their fair value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. If such assets are not impaired, but their useful lives have decreased, the remaining net book value is depreciated over the revised useful life. We have not recorded any material impairment charges related to our property, plant and equipment in fiscal 2016, fiscal 2015 or fiscal 2014.

f.	Goodwill and Intangible Assets

Goodwill

The Company evaluates goodwill for impairment annually, as well as whenever events or changes in circumstances suggest that the carrying value of goodwill may not be recoverable. The Company tests goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis on the first day of the fourth quarter (on or about August 1) or more frequently if indicators of impairment exist. For the Company’s latest annual impairment assessment that occurred as of July 31, 2016, the Company identified its reporting units to be its seven operating segments. The performance of the test involves a two-step process. The first step of the quantitative impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company determines the fair value of its reporting units using a weighting of the income and market approaches. Under the income approach, the Company uses a discounted cash flow methodology which requires management to make significant estimates and assumptions related to forecasted revenues, gross profit margins, operating income margins, working capital cash flow, perpetual growth rates, and long-term discount rates, among others. For the market approach, the Company uses the guideline public company method. Under this method the Company utilizes information from comparable publicly traded companies with similar operating and investment characteristics as the reporting units, to create valuation multiples that are applied to the operating performance of the reporting unit being tested, in order to obtain their respective fair values. In order to assess the reasonableness of the calculated reporting unit fair values, the Company reconciles the aggregate fair values of its reporting units determined, as described above, to its current market capitalization, allowing for a reasonable control premium. If the carrying amount of a reporting unit, calculated using the above approaches, exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that reporting unit. There was no impairment of goodwill in any of the fiscal years presented. The Company’s next annual impairment assessment will be performed as of the first day of the fourth quarter of the fiscal year ending October 28, 2017 (fiscal 2017) unless indicators arise that would require the Company to reevaluate at an earlier date. The following table presents the changes in goodwill during fiscal 2016 and fiscal 2015:

	2016	2015
Balance at beginning of year	$1,636,526	$1,642,438
Acquisition of Hittite (Note 6) (1)	—	(1,105)
Goodwill adjustment related to other acquisitions (2)	44,046	3,663
Foreign currency translation adjustment	(1,456)	(8,470)
Balance at end of year	$1,679,116	$1,636,526

(1) Amount in fiscal 2015 represents changes to goodwill as a result of finalizing the acquisition accounting related to the Hittite Acquisition.
(2) Represents goodwill related to other acquisitions that were not material to the Company on either an individual or aggregate basis.

Intangible Assets

The Company reviews finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of assets may not be recoverable. Recoverability of these assets is determined by comparison of their carrying value to the estimated future undiscounted cash flows the assets are expected to generate over their remaining estimated useful lives. If such assets are considered to be impaired, the impairment to be recognized in earnings equals the amount by which the carrying value of the assets exceeds their fair value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique.

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

As of October 29, 2016 and October 31, 2015, the Company’s intangible assets consisted of the following:

	October 29, 2016		October 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$649,159	$158,979	$624,900	$88,913
Technology-based	22,231	8,911	15,100	4,834
Trade-name	600	60	—	—
Backlog	200	—	—	—
IPR&D (1)	46,175	1,047	37,264	—
Total (2) (3)	$718,365	$168,997	$677,264	$93,747
________
(1) Includes $16.5 million of IPR&D assets that have completed their R&D efforts and are being amortized over their estimated useful lives.
(2) Foreign intangible asset carrying amounts are affected by foreign currency translation.
(3) Increases in intangible assets relate to other acquisitions that were not material to the Company on either an individual or aggregate basis.

Amortization expense related to finite-lived intangible assets was $75.3 million, $92.1 million and $27.9 million in fiscal 2016, 2015 and 2014, respectively. The remaining amortization expense will be recognized over a weighted average life of approximately 3.5 years.

The Company expects annual amortization expense for intangible assets as follows:

Fiscal Year	Amortization Expense
2017	$79,794
2018	$78,475
2019	$75,286
2020	$75,047
2021	$74,627

g.	Grant Accounting
Certain of the Company’s foreign subsidiaries have received grants from governmental agencies. These grants include capital, employment and research and development grants. Capital grants for the acquisition of property and equipment are netted against the related capital expenditures and amortized as a credit to depreciation expense over the estimated useful life of the related asset. Employment grants, which relate to employee hiring and training, and research and development grants are recognized in earnings in the period in which the related expenditures are incurred by the Company and the amounts were not material in fiscal 2016, 2015 or 2014.

h.	Translation of Foreign Currencies
The functional currency for the Company’s foreign sales and research and development operations is the applicable local currency. Gains and losses resulting from translation of these foreign currencies into U.S. dollars are recorded in accumulated

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other comprehensive (loss) income. Transaction gains and losses and re-measurement of foreign currency denominated assets and liabilities are included in income currently, including those at the Company’s principal foreign manufacturing operations where the functional currency is the U.S. dollar. Foreign currency transaction gains or losses included in other expenses, net, were not material in fiscal 2016, 2015 or 2014.

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
The total notional amounts of forward foreign currency derivative instruments designated as hedging instruments of cash flow hedges denominated in Euros, British Pounds, Philippine Pesos and Japanese Yen as of October 29, 2016 and October 31, 2015 was $179.5 million and $163.9 million, respectively. The fair values of forward foreign currency derivative instruments designated as hedging instruments in the Company’s consolidated balance sheets as of October 29, 2016 and October 31, 2015 were as follows:

		Fair Value At
	Balance Sheet Location	October 29, 2016	October 31, 2015
Forward foreign currency exchange contracts	Accrued liabilities	$5,260	$3,091

Additionally, the Company enters into forward foreign currency contracts that economically hedge the gains and losses generated by the re-measurement of certain recorded assets and liabilities in a non-functional currency. Changes in the fair value of these undesignated hedges are recognized in other (income) expense immediately as an offset to the changes in the fair value of the asset or liability being hedged. As of October 29, 2016 and October 31, 2015, the total notional amount of these undesignated hedges was $46.2 million and $57.9 million, respectively. The fair value of these hedging instruments in the Company’s consolidated balance sheets as of October 29, 2016 and October 31, 2015 was immaterial.

The Company estimates that $3.9 million, net of tax, of forward foreign currency derivative instruments included in OCI will be reclassified into earnings within the next 12 months. There was no material ineffectiveness during the fiscal years ended October 29, 2016 and October 31, 2015.

All of the Company’s derivative financial instruments are eligible for netting arrangements that allow the Company and its counterparties to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled under these arrangements have been presented in the Company's consolidated balance sheet on a net basis. As of October 29, 2016 and October 31, 2015, none of the netting arrangements involved collateral. The following table presents the gross amounts of the Company's derivative assets and liabilities and the net amounts recorded in our consolidated balance sheet as of October 29, 2016 and October 31, 2015:

	October 29, 2016	October 31, 2015
Gross amount of recognized liabilities	$(5,788)	$(3,896)
Gross amounts of recognized assets offset in the consolidated balance sheet	557	813
Net liabilities presented in the consolidated balance sheet	$(5,231)	$(3,083)
Interest Rate Exposure Management — The Company's current and future debt may be subject to interest rate risk.  The Company utilizes interest rate derivatives to alter interest rate exposure in an attempt to reduce the effects of these changes.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On October 28, 2014, the Company entered into forward starting interest rate swap transactions to hedge its exposure to the variability in future cash flows due to changes in interest rates for the first $500 million of debt issuances that were expected to occur in the future. On December 1, 2015, these forward starting swaps were terminated resulting in a loss of $33.4 million. On December 14, 2015, the Company issued the 2025 Notes and 2045 Notes. The loss was recorded in OCI and will be reclassified out of OCI to interest expense on a straight line basis over the 10-year term of the 2025 Notes.
The market risk associated with the Company’s derivative instruments results from currency exchange rate or interest rate movements that are expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. The counterparties to the agreements relating to the Company’s derivative instruments consist of a number of major international financial institutions with high credit ratings. Based on the credit ratings of the Company’s counterparties as of October 29, 2016, nonperformance is not perceived to be a material risk. Furthermore, none of the Company’s derivatives are subject to collateral or other security arrangements and none contain provisions that are dependent on the Company’s credit ratings from any credit rating agency. While the contract or notional amounts of derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of the Company’s exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of counterparties to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparties’ obligations under the contracts exceed the obligations of the Company to the counterparties. As a result of the above considerations, the Company does not consider the risk of counterparty default to be significant.
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
For information on the unrealized holding gains (losses) on derivatives included in and reclassified out of accumulated other comprehensive income into the consolidated statement of income related to forward foreign currency exchange contracts, see Note 2o, Accumulated Other Comprehensive (Loss) Income of these Notes to Consolidated Financial Statements.

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
The tables below, set forth by level, presents the Company’s financial assets and liabilities, excluding accrued interest components, that were accounted for at fair value on a recurring basis as of October 29, 2016 and October 31, 2015. The tables exclude cash on hand and assets and liabilities that are measured at historical cost or any basis other than fair value. As of October 29, 2016 and October 31, 2015, the Company held $252.5 million and $76.4 million, respectively, of cash and held-to-maturity investments that were excluded from the tables below.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	October 29, 2016
	Fair Value measurement at Reporting Date using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents:
Available-for-sale:
Institutional money market funds	$277,595	$—	$—	$277,595
Corporate obligations (1)	—	415,660	—	415,660
Short - term investments:
Available-for-sale:
Securities with one year or less to maturity:
Corporate obligations (1)	—	2,518,148	—	2,518,148
Floating rate notes, issued at par	—	29,989	—	29,989
Floating rate notes (1)	—	561,874	—	561,874
Other assets:
Deferred compensation investments	26,916	—	—	26,916
Total assets measured at fair value	$304,511	$3,525,671	$—	$3,830,182
Liabilities
Contingent consideration	—	—	7,555	7,555
Forward foreign currency exchange contracts (2)	—	5,231	—	5,231
Total liabilities measured at fair value	$—	$5,231	$7,555	$12,786

(1)	The amortized cost of the Company’s investments classified as available-for-sale as of October 29, 2016 was $3.5 billion.

(2)
The Company has netting arrangements by counterparty with respect to derivative contracts. See Note 2i, Derivative Instruments and Hedging Agreements, of these Notes to Consolidated Financial Statements for more information related to the Company's master netting arrangements.

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

(2)
The Company has master netting arrangements by counterparty with respect to derivative contracts. See Note 2i, Derivative Instruments and Hedging Agreements, of these Notes to Consolidated Financial Statements for more information related to the Company's master netting arrangements.

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

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

involves a projection of the cash flows that is based on the Company’s estimates of the timing and probability of achieving the defined milestones. The second step involves converting the cash flows into a present value equivalent through discounting. The discount rate reflects the Baa costs of debt plus the relevant risk associated with the asset and the time value of money.
The fair value measurement of the contingent consideration encompasses the following significant unobservable inputs:

Unobservable Inputs	Range
Potential contingent consideration payments	$8,500
Discount rate	0% - 2%
Timing of cash flows	1 to 3 years
Probability of achievement	90% - 100%
Changes in the fair value of the contingent consideration are recognized in operating income in the period of the estimated fair value change. Significant increases or decreases in any of the inputs in isolation may result in a fluctuation in the fair value measurement.
The following table summarizes the change in the fair value of the contingent consideration measured using significant unobservable inputs (Level 3) from November 1, 2014 to October 29, 2016:

Contingent Consideration
Balance as of November 1, 2014	$4,806
Payment made (1)	(2,000)
Fair value adjustment (2)	(137)
Effect of foreign currency	174
Balance as of October 31, 2015	$2,843
Contingent consideration liability recorded	7,500
Payment made (1)	(1,489)
Fair value adjustment (2)	(888)
Effect of foreign currency	(411)
Balance as of October 29, 2016	$7,555

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
On June 3, 2013, the Company issued the 2023 Notes with semi-annual fixed interest payments due on June 1 and December 1 of each year, commencing December 1, 2013. Based on quotes received from third-party banks, the fair value of the 2023 Notes as of October 29, 2016 and October 31, 2015 was $501.3 million and $480.9 million, respectively, and is classified as a Level 1 measurement according to the fair value hierarchy.
On December 14, 2015, the Company issued $850.0 million aggregate principal amount of 3.9% senior unsecured notes due December 15, 2025 (the 2025 Notes) and $400.0 million aggregate principal amount of 5.3% senior unsecured notes due December 15, 2045 (the 2045 Notes) with semi-annual fixed interest payments due on June 15 and December 15 of each year, commencing June 15, 2016. The fair value of the 2025 Notes and 2045 Notes as of October 29, 2016 was $901.5 million and $425.1 million, respectively, and are classified as a Level 1 measurements according to the fair value hierarchy.

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
The Company's largest single customer represented approximately 12% of fiscal 2016 and 13% of fiscal 2015 revenue. No sales to an individual customer accounted for more than 10% of fiscal 2014 revenue.

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
Revenue from product sales to customers is generally recognized when title passes, which is upon shipment in the U.S. and in certain foreign counties. Revenue from product sales to customers in other foreign countries is subsequent to product shipment. Title for these shipments to these other foreign countries ordinarily passes within a week of shipment. Accordingly, the Company defers the revenue recognized relating to these other foreign countries until title has passed. For multiple element arrangements, the Company allocates arrangement consideration among the elements based on the relative fair values of those elements as determined using vendor-specific objective evidence or third-party evidence. The Company uses its best estimate of selling price to allocate arrangement consideration between the deliverables in cases where neither vendor-specific objective evidence nor third-party evidence is available. A reserve for sales returns and allowances for customers is recorded based on historical experience or specific identification of an event necessitating a reserve.
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
Generally, title to the inventory transfers to the distributor at the time of shipment or delivery to the distributor, and payment from the distributor is due in accordance with the Company’s standard payment terms. These payment terms are not contingent upon the distributors’ sale of the products to their customers. Upon title transfer to distributors, inventory is reduced for the cost of goods shipped, the margin (sales less cost of sales) is recorded as “deferred income on shipments to distributors, net” and an account receivable is recorded. Shipping costs are charged to cost of sales as incurred.

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
As of October 29, 2016 and October 31, 2015, the Company had gross deferred revenue of $432.3 million and $379.9 million, respectively, and gross deferred cost of sales of $80.8 million and $79.8 million, respectively.
The Company generally offers a twelve-month warranty for its products. The Company’s warranty policy provides for replacement of defective products. Specific accruals are recorded for known product warranty issues. Product warranty expenses during fiscal 2016, 2015 and 2014 were not material.

o.	Accumulated Other Comprehensive (Loss) Income
Other comprehensive (loss) income includes certain transactions that have generally been reported in the consolidated statement of shareholders’ equity. The components of accumulated other comprehensive loss at October 29, 2016 and October 31, 2015 consisted of the following, net of tax:

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Foreign currency translation adjustment	Unrealized holding gains on available for sale securities classified as short-term investments	Unrealized holding (losses) on available for sale securities classified as short-term investments	Unrealized holding Gains on Derivatives	Pension Plans	Total
October 31, 2015	$(18,057)	$216	$(544)	$(17,692)	$(14,774)	$(50,851)
Other comprehensive income before reclassifications	(4,831)	613	290	(5,532)	(14,212)	(23,672)
Amounts reclassified out of other comprehensive income	—	—	—	4,487	847	5,334
Tax effects	(1,175)	(29)	(27)	(147)	(3,247)	(4,625)
Other comprehensive income	(6,006)	584	263	(1,192)	(16,612)	(22,963)
October 29, 2016	$(24,063)	$800	$(281)	$(18,884)	$(31,386)	$(73,814)
The amounts reclassified out of accumulated other comprehensive loss into the consolidated statement of income, with presentation location during each period were as follows:

	2016	2015
Comprehensive Income Component			Location
Unrealized holding (losses) gains on derivatives
Currency forwards	$2,059	$9,235	Cost of sales
	1,038	5,200	Research and development
	(579)	8,361	Selling, marketing, general and administrative
	—	(1,466)	(a)
	—	(8,723)	Other operating expense (b)
Treasury rate lock	(1,096)	(1,096)	Interest expense
Swap rate lock	3,065	—	Interest expense
	4,487	11,511	Total before tax
	(1,050)	(1,064)	Tax
	$3,437	$10,447	Net of tax

Amortization of pension components
Transition obligation	$17	$18	(c)
Prior service credit and curtailment recognition	—	(229)	(c)
Actuarial losses and settlement recognition	830	7,378	(c)
	847	7,167
Irish pension curtailment/settlement	—	231,151	Other operating expense (c)
	847	238,318	Total before tax
	(228)	(28,875)	Tax
	$619	$209,443	Net of tax

Total amounts reclassified out of accumulated other comprehensive income, net of tax	$4,056	$219,890
______________
a) The gain related to a fixed asset purchase was reclassified out of accumulated other comprehensive income (loss) to fixed assets which will depreciate into earnings over its expected useful life.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

b) The gain on currency forwards related to the Irish pension plan settlement was reclassified out of accumulated other comprehensive income (loss) to other operating expense. See Note 13, Retirement Plans, of these Notes to Consolidated Financial Statements for further information.
c) The amortization of pension components is included in the computation of net periodic pension cost. See Note 13, Retirement Plans, of these Notes to Consolidated Financial Statements for further information.

p.	Advertising Expense
Advertising costs are expensed as incurred. Advertising expense was approximately $4.7 million in fiscal 2016, $3.3 million in fiscal 2015 and $3.2 million in fiscal 2014.

q.	Income Taxes
Deferred tax assets and liabilities are determined based on the differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted income tax rates and laws that are expected to be in effect when the temporary differences are expected to reverse. A valuation allowance is recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. The calculation of the tax liabilities involves dealing with uncertainties in the application of complex tax regulations. If it is more likely than not that the tax position will not be sustained on audit, an uncertain tax position is reserved. The Company re-evaluates these uncertain tax positions on a quarterly basis. Prior to fiscal 2016, deferred tax assets and liabilities are separated into current and non-current amounts based on the classification of the related assets and liabilities for financial reporting purposes. See Note 14, Income Taxes, of these Notes to Consolidated Financial Statements for further information related to income taxes.

r.	Earnings Per Share of Common Stock
Basic earnings per share is computed based only on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential future issuances of common stock relating to stock option programs and other potentially dilutive securities using the treasury stock method. In calculating diluted earnings per share, the dilutive effect of stock options and restricted stock units is computed using the average market price for the respective period. In addition, the assumed proceeds under the treasury stock method include the average unrecognized compensation expense of stock options that are in-the-money and restricted stock units. This results in the “assumed” buyback of additional shares, thereby reducing the dilutive impact of in-the-money stock options. Potential shares related to certain of the Company’s outstanding stock options and restricted stock units were excluded because they were anti-dilutive. Those potential shares, determined based on the weighted average exercise prices during the respective years, related to the Company’s outstanding stock options could be dilutive in the future.
The following table sets forth the computation of basic and diluted earnings per share:

	2016	2015	2014
Net Income	$861,664	$696,878	$629,320
Basic shares:
Weighted average shares outstanding	308,736	312,660	313,195
Earnings per share basic	$2.79	$2.23	$2.01

Diluted shares:
Weighted average shares outstanding	308,736	312,660	313,195
Assumed exercise of common stock equivalents	3,572	4,212	4,832
Weighted average common and common equivalent shares	312,308	316,872	318,027
Earnings per share diluted	$2.76	$2.20	$1.98
Anti-dilutive shares related to:
Outstanding stock options	3,077	2,089	2,911

s.	Stock-Based Compensation
Stock-based compensation is measured at the grant date based on the grant-date fair value of the awards ultimately expected to vest, and is recognized as an expense on a straight-line basis over the vesting period, which is generally five years

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
See Note 3, Stock-Based Compensation and Shareholders' Equity, of these Notes to Consolidated Financial Statements for additional information relating to stock-based compensation.

t.	New Accounting Pronouncements
Standards Implemented
Interest - Imputation of Interest
In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-03, Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15, Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements-Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (ASU 2015-15). ASU 2015-15 provides additional guidance to ASU 2015-03, which did not address presentation or subsequent measurement of debt issuance costs associated with line-of-credit-arrangements. The Company elected to early adopt these updates as of January 30, 2016, and debt issuance costs related to a recognized debt liability are presented in the consolidated balance sheet as a direct deduction from the carrying amount of that debt liability. Debt issuance costs related to the Company's revolving credit facility continue to be presented as an asset and are being amortized ratably over the term of the revolving credit facility. The update was early adopted because management believes it provides a more meaningful presentation of its financial position. This change in accounting principle has been applied on a retrospective basis and the consolidated balance sheet as of October 31, 2015 has been adjusted to reflect the period specific effects of applying the new guidance. The retrospective application of this change in accounting principle on the consolidated balance sheet as of October 31, 2015 reclassified debt issuance costs of $3.4 million, which were previously presented as a long-term asset within other assets, as a reduction to the carrying value of the senior notes by the same amount. The adoption did not have an impact on the Company's condensed consolidated statement of operations in any period.
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
Discontinued Operations
In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08), which raises the threshold for disposals to qualify as discontinued operations. Under the new guidance, a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale, should be reported as discontinued operations. ASU 2014-08 also expands the disclosure requirements for discontinued operations and adds new disclosures for individually significant dispositions that do not qualify as discontinued operations. ASU 2014-08 was effective for the Company prospectively for fiscal years, and interim reporting periods within

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

those fiscal years, beginning with the Company's first quarter of fiscal year 2016. As of October 29, 2016, there have been no disposals or classifications as held for sale that would be subject to ASU 2014-08.
Standards to be Implemented
Income Taxes
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740). ASU 2016-16 will require an entity to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of an annual reporting period for which financial statements have not been issued or made available for issuance. ASU-2016-16 is effective for the Company in the first quarter of the fiscal year ending November 2, 2019 (fiscal 2019). The Company is currently evaluating the adoption date and the impact, if any, adoption will have on its financial position and results of operations.
Statement of Cash Flows
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance on several specific cash flow issues, including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims and distributions received from equity method investees. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted in any interim or annual period. ASU-2016-15 is effective for the Company in the first quarter of fiscal 2019. The Company is currently evaluating the adoption date and the impact, if any, adoption will have on its statement of cash flows.
Equity Method Investments
In March 2016, the FASB issued ASU 2016-07, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting (ASU 2016-07). ASU 2016-07 eliminates the requirement that when an investment, initially accounted for under a method other than the equity method of accounting, subsequently qualifies for use of the equity method, an investor must retrospectively apply the equity method in prior periods in which it held the investment. This requires an investor to determine the fair value of the investee’s underlying assets and liabilities retrospectively at each investment date and revise all prior periods as if the equity method had always been applied. The new guidance requires the investor to apply the equity method prospectively from the date the investment qualifies for the equity method. The investor will add the carrying value of the existing investment to the cost of the additional investment to determine the initial cost basis of the equity method investment. ASU 2016-07 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted in any interim or annual period. ASU-2016-07 is effective for the Company in the first quarter of the fiscal year ending November 3, 2018 (fiscal 2018). The Company is currently evaluating the adoption date and the impact, if any, adoption will have on its financial position and results of operations.
Derivatives and Hedging
In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments (ASU 2016-06). ASU 2016-06 clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under ASU 2016-06 is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. ASU 2016-06 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. ASU 2016-06 is effective for the Company in the first quarter of the fiscal 2019. The Company is currently evaluating the adoption date and the impact, if any, adoption will have on its financial position and results of operations.
Leases
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (ASU 2016-02). ASU 2016-02 requires a lessee to recognize most leases on the balance sheet but recognize expenses on the income statement in a manner similar to current practice. The update states that a lessee will recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying assets for the lease term. Leases will continue to be classified as either financing or operating, with classification affecting the recognition, measurement and presentation of expenses and cash flows arising from a lease. ASU 2016-02 is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. ASU 2016-02 is effective for the Company in the first quarter of the fiscal year ending October 31, 2020 (fiscal 2020). The Company is currently evaluating the adoption date and the impact adoption will have on its financial position and results of operations.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Instruments
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 requires a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years. ASU 2016-13 is effective for the Company in the first quarter of fiscal 2020. The Company is currently evaluating the adoption date and the impact, if any, adoption will have on its financial position and results of operations.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). ASU 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. ASU 2016-01 is effective in the first quarter of fiscal 2019. The Company is currently evaluating the adoption date and the impact adoption will have on its financial position and results of operations.
Business combinations
In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (ASU 2015-16). The update requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The update also requires that the acquirer record, in the financial statements of the period in which adjustments to provisional amounts are determined, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The new standard is effective prospectively for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, with early adoption permitted. ASU 2015-16 is effective for the Company in the first quarter of fiscal 2017. The Company is currently evaluating the impact, if any, adoption will have on its financial position and results of operations.
Inventory
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330) - Simplifying the Measurement of Inventory (ASU 2015-11), which simplifies the subsequent measurement of inventories by replacing the lower of cost or market test with a lower of cost and net realizable value test. The guidance applies only to inventories for which cost is determined by methods other than last-in first-out (LIFO) and the retail inventory method. The guidance in ASU 2015-11 is effective for fiscal years beginning after December 15, 2016 and early adoption is permitted. ASU 2015-11is effective for the Company in the first quarter of fiscal 2018. The Company is currently evaluating the adoption date and the impact, if any, adoption will have on its financial position and results of operations.
Intangibles-Goodwill and other
In April 2015, the FASB issued ASU 2015-05, Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40) - Customer's Accounting for Fees Paid in a Cloud Computing Arrangement (ASU 2015-05), which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. Consequently, all software licenses within the scope of

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. The guidance in ASU 2015-05 is effective for fiscal years beginning after December 15, 2015 and early adoption is permitted. ASU 2015-05 is effective for the Company in the first quarter of fiscal 2017. The Company is currently evaluating the impact, if any, adoption will have on its financial position and results of operations.
Compensation - Retirement Benefits
In April 2015, the FASB issued ASU 2015-04, Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets (ASU 2015-04), which provides a practical expedient for entities with a fiscal year-end that does not coincide with a month-end, that permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. Entities are required to disclose the accounting policy election and the date used to measure defined benefit plan assets and obligations. ASU 2015-04 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early application is permitted. Amendments should be applied prospectively. ASU 2015-04 is effective for the Company in the first quarter of fiscal 2017. The Company does not expect the adoption to have a material impact on the Company’s financial condition or results of operations.
Consolidation
In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis (ASU 2015-02). ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. A reporting entity may apply the amendments in this guidance using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. A reporting entity also may apply the amendments retrospectively. ASU 2015-02 is effective for the Company in the first quarter of fiscal 2017. The Company does not expect the adoption to have a material impact on the Company’s financial condition or results of operations.
Presentation of Financial Statements
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) (ASU 2014-15), which provides guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The update requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the update (1) provides a definition of the term "substantial doubt", (2) requires an evaluation every reporting period including interim periods, (3) provides principles for considering the mitigating effect of management’s plans, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 is effective for annual reporting periods ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. ASU 2014-15 is effective for the Company for its annual period ending October 28, 2017. The Company does not expect the adoption to have a material impact on the Company's consolidated financial statements.
Stock Compensation
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years, and interim periods within those annual periods, beginning after December 15, 2016 and allows for prospective, retrospective or modified retrospective adoption, depending on the area covered in the update, with early adoption permitted. ASU 2016-09 is effective for the Company in the first quarter of fiscal 2018. The Company is currently evaluating the adoption date and the impact, if any, adoption will have on its financial position and results of operations.
In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (ASU 2014-12), which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. ASU 2014-12 is effective for the Company in the first quarter of fiscal 2017.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company does not expect the adoption to have a material impact on the Company's financial condition or results of operations.
Revenue Recognition
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has issued several amendments and updates to the new revenue standard, including guidance related to when an entity should recognize revenue gross as a principal or net as an agent and how an entity should identify performance obligations.  As amended, ASU 2014-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, which is the Company's first quarter of fiscal 2019. Early adoption is permitted for all entities only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. As described in Note 2n, Revenue Recognition, of these Notes to the Consolidated Financial Statements, the Company defers revenue and the related cost of sales on shipments to distributors until the distributors resell the products to their customers. Upon adoption of ASU 2014-09, the Company will no longer be permitted to defer revenue until sale by the distributor to the end customer, but rather, will be required to estimate the effects of returns and allowances provided to distributors and record revenue at the time of sale to the distributor. The Company is continuing to evaluate the future impact and method of adoption of ASU 2014-09 and related amendments on its consolidated financial statements and related disclosures. The Company is considering early adoption of the new standard using the modified retrospective method in fiscal 2018. The Company's ability to early adopt the standard is dependent on system readiness and the completion of analysis necessary to meet the requirements under ASU 2014-09.

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
As of October 29, 2016, a total of 14.8 million common shares were available for future grant under the 2006 Plan and 29.2 million common shares were reserved for issuance under the 2006 Plan and the Company's previous equity compensation plans.

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
Hittite Replacement Awards
In connection with the Hittite Acquisition, the Company issued equity awards to certain Hittite employees in replacement of Hittite equity awards that were canceled at closing. The replacement awards consisted of approximately 0.7 million restricted stock units with a weighted average grant date fair value of $48.20. The terms and intrinsic value of these awards were

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

substantially the same as the canceled Hittite awards. The fair value of the replaced awards associated with services rendered through the date of Acquisition was recognized as a component of the total estimated acquisition consideration, and the remaining fair value of the replaced awards associated with post Acquisition services is being recognized as an expense on a straight-line basis over the remaining vesting period.
Modification of Awards
The Company has from time to time modified the terms of its equity awards to employees and directors. The modifications made to the Company’s equity awards in fiscal 2016, 2015 and 2014 did not result in significant incremental compensation costs, either individually or in the aggregate.
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
Information pertaining to the Company’s stock option awards and the related estimated weighted-average assumptions to calculate the fair value of stock options using the Black-Scholes valuation model granted is as follows:

Stock Options	2016	2015	2014
Options granted (in thousands)	1,814	1,954	2,240
Weighted-average exercise price	$55.19	$57.20	$51.52
Weighted-average grant-date fair value	$12.67	$10.38	$8.74
Assumptions:
Weighted-average expected volatility	34.0%	25.9%	24.9%
Weighted-average expected term (in years)	5.1	5.3	5.3
Weighted-average risk-free interest rate	1.4%	1.6%	1.7%
Weighted-average expected dividend yield	3.0%	2.8%	2.9%
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

Market-based Restricted Stock Units	2016	2015	2014
Units granted (in thousands)	102	75	86
Grant-date fair value	$58.95	$55.67	$50.79
Assumptions:
Historical stock price volatility	25.1%	20.0%	23.2%
Risk-free interest rate	1.1%	1.1%	0.8%
Expected dividend yield	3.0%	2.8%	2.8%
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

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Stock-Based Compensation Expense
The amount of stock-based compensation expense recognized during a period is based on the value of the awards that are ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock-based award. Based on an analysis of its historical forfeitures, the Company has applied an annual forfeiture rate of 4.7% to all unvested stock-based awards as of October 29, 2016. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those options that vest.
Additional paid-in-capital (APIC) Pool
The APIC pool represents the excess tax benefits related to share-based compensation that are available to absorb future tax deficiencies. If the amount of future tax deficiencies is greater than the available APIC pool, the Company records the excess as income tax expense in its consolidated statements of income. For fiscal 2016, fiscal 2015 and fiscal 2014, the Company had a sufficient APIC pool to cover any tax deficiencies recorded and as a result, these deficiencies did not affect its results of operations.
Stock-Based Compensation Activity
A summary of the activity under the Company’s stock option plans as of October 29, 2016 and changes during the fiscal year then ended is presented below:

	Options Outstanding (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at October 31, 2015	12,181	$41.60
Options granted	1,814	$55.19
Options exercised	(1,790)	$34.43
Options forfeited	(482)	$50.84
Options expired	(19)	$40.42
Options outstanding at October 29, 2016	11,704	$44.43	6.0	$223,611
Options exercisable at October 29, 2016	6,577	$37.90	4.5	$168,549
Options vested or expected to vest at October 29, 2016 (1)	11,321	$44.09	6.0	$220,085

(1)
In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. The number of options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) during fiscal 2016, 2015 and 2014 was $46.6 million, $99.2 million and $130.6 million, respectively, and the total amount of proceeds received by the Company from exercise of these options during fiscal 2016, 2015 and 2014 was $61.5 million, $122.6 million and $200.1 million, respectively.
A summary of the Company’s restricted stock unit award activity as of October 29, 2016 and changes during the fiscal year then ended is presented below:

	Restricted Stock Units Outstanding (in thousands)	Weighted- Average Grant- Date Fair Value Per Share
Restricted stock units outstanding at October 31, 2015	2,698	$47.59
Units granted	1,099	$51.59
Restrictions lapsed	(905)	$44.30
Forfeited	(202)	$50.34
Restricted stock units outstanding at October 29, 2016	2,690	$50.11

As of October 29, 2016, there was $112.3 million of total unrecognized compensation cost related to unvested share-based awards comprised of stock options and restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.4 years. The total grant-date fair value of shares that vested during fiscal 2016, 2015 and 2014 was approximately $62.8 million, $65.6 million and $57.4 million, respectively.
Common Stock Repurchases
The Company’s common stock repurchase program has been in place since August 2004. In the aggregate, the Board of Directors has authorized the Company to repurchase $6.2 billion of the Company’s common stock under the program. The Company may repurchase outstanding shares of its common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of the Company’s Board of Directors, the repurchase program will expire when the Company has repurchased all shares authorized under the program. As of October 29, 2016, the Company had repurchased a total of approximately 147.0 million shares of its common stock for approximately $5.4 billion under this program. An additional $792.5 million remains available for repurchase of shares under the current authorized program. The repurchased shares are held as authorized but unissued shares of common stock. As a result of the Company's planned acquisition of Linear Technology Corporation, see Note 6, Acquisitions, of these Notes to Consolidated Financial Statements, the Company temporarily suspended the common stock repurchase plan in the third quarter of 2016.
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

4.	Industry, Segment and Geographic Information
The Company operates and tracks its results in one reportable segment based on the aggregation of seven operating segments. The Company designs, develops, manufactures and markets a broad range of integrated circuits (ICs). The Chief Executive Officer has been identified as the Company's Chief Operating Decision Maker. The Company has determined that all of the Company's operating segments share the following similar economic characteristics, and therefore meet the criteria established for operating segments to be aggregated into one reportable segment, namely:
•The primary source of revenue for each operating segment is the sale of integrated circuits.
•The integrated circuits sold by each of the Company's operating segments are manufactured using similar semiconductor manufacturing processes and raw materials in either the Company’s own production facilities or by third-party wafer fabricators using proprietary processes.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	2016		2015		2014
	Revenue	% of Total Product Revenue	Revenue	% of Total Product Revenue	Revenue	% of Total Product Revenue*
Industrial	$1,502,019	44%	$1,494,898	44%	$1,344,906	47%
Automotive	540,940	16%	525,893	15%	525,123	18%
Consumer	688,289	20%	729,860	21%	327,434	11%
Communications	690,161	20%	684,441	20%	667,310	23%
Total Revenue	$3,421,409	100%	$3,435,092	100%	$2,864,773	100%
________________

*	The sum of the individual percentages does not equal the total due to rounding.

Geographic Information
Revenue by geographic region is based upon the primary location of the Company's customers' design activity for its products. In fiscal years 2016, 2015 and 2014, the predominant countries comprising “Rest of North and South America” are Canada and Mexico; the predominant countries comprising “Europe” are Germany, Sweden, France and the United Kingdom;

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and the predominant countries comprising “Rest of Asia” are South Korea and Taiwan.

	2016	2015	2014
Revenue
United States	$1,299,629	$1,325,279	$821,554
Rest of North and South America	95,957	97,189	96,957
Europe	924,849	939,230	924,477
Japan	291,649	319,569	308,054
China	575,690	511,365	459,260
Rest of Asia	233,635	242,460	254,471
Subtotal all foreign countries	2,121,780	2,109,813	2,043,219
Total revenue	$3,421,409	$3,435,092	$2,864,773
Property, plant and equipment
United States	$236,625	$253,417	$255,473
Ireland	174,952	173,703	167,359
Philippines	194,587	195,662	180,586
All other countries	29,952	21,328	19,004
Subtotal all foreign countries	399,491	390,693	366,949
Total property, plant and equipment	$636,116	$644,110	$622,422

5.	Special Charges
The Company monitors global macroeconomic conditions on an ongoing basis and continues to assess opportunities for improved operational effectiveness and efficiency, as well as a better alignment of expenses with revenues. As a result of these assessments, the Company has undertaken various restructuring actions over the past several years. These actions are described below.
The following tables display the special charges taken for ongoing actions and a roll-forward from November 2, 2013 to October 29, 2016 of the employee separation and exit cost accruals established related to these actions.

Statement of Income	Reduction of Operating Costs Action
Workforce reductions	37,873
Facility closure costs	459
Non-cash impairment charge	433
Change in estimate	(1,443)
Total Fiscal 2014 Charges	$37,322
Workforce reductions	13,684
Total Fiscal 2016 Charges	$13,684

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued Restructuring	Reduction of Operating Costs Action
Balance at November 2, 2013	$19,955
Fiscal 2014 special charges	37,322
Severance payments	(16,790)
Effect of foreign currency on accrual	16
Balance at November 1, 2014	$40,503
Severance payments	(33,220)
Facility closure costs	(459)
Non-cash impairment charge	(433)
Effect of foreign currency on accrual	(514)
Balance at October 31, 2015	$5,877
Fiscal 2016 special charges	13,684
Severance payments	(7,184)
Effect of foreign currency on accrual	(3)
Balance at October 29, 2016	$12,374
Reduction of Operating Costs Actions
During fiscal 2014, the Company recorded special charges of approximately $37.3 million. These special charges included $37.9 million for severance and fringe benefit costs in accordance with the Company's ongoing benefit plan or statutory requirements at foreign locations for 341 manufacturing, engineering and SMG&A employees; $0.5 million for lease obligations costs for facilities that the Company ceased using during the fourth quarter of fiscal 2014; and $0.4 million for the impairment of assets that have no future use located at closed facilities. In addition, the Company reversed approximately $1.4 million of its severance accrual related to charges taken in fiscal 2013 primarily due to severance costs being lower than the Company's estimates. The Company has terminated the employment of all employees associated with this action.
During fiscal 2016, the Company recorded special charges of approximately $13.7 millionfor severance and fringe benefit costs in accordance with the Company's ongoing benefit plan for 123 manufacturing, engineering and SMG&A employees. As of October 29, 2016, the Company still employed 44 of the 123 employees included in these cost reduction actions. These employees must continue to be employed by the Company until their employment is terminated in order to receive the severance benefit.

6.	Acquisitions
Proposed Acquisition of Linear Technology Corporation
On July 26, 2016, the Company entered into the Merger Agreement to acquire Linear. Under the terms of the agreement, Linear stockholders will receive, for each outstanding share of Linear common stock, $46.00 in cash and 0.2321 of a share of the Company’s common stock at the closing. Based on the number of outstanding shares of Linear common stock as of July 26, 2016 and the Company's 5-day volume weighted average price as of July 21, 2016, the value of the total consideration to be paid by the Company is estimated to be approximately $14.8 billion, to be funded with the issuance of approximately 58.0 million new shares of the Company’s common stock and approximately $11.6 billion of new short- and long-term indebtedness.
On October 18, 2016, Linear stockholders approved the Merger Agreement. As of October 29, 2016 the Company had received antitrust clearance in the United States and Germany. Subsequently, the Company also received antitrust clearances in Japan and Israel. The Company currently expects the transaction to be completed by the end of the second quarter of fiscal 2017, subject to receipt of the remaining required regulatory clearances and the satisfaction or waiver of the other conditions contained in the Merger Agreement. The Merger Agreement includes termination rights for both the Company and Linear. Under certain circumstances, including if the proposed merger is terminated due to a failure to obtain the required regulatory clearances, the Company may be required to pay Linear a termination fee of $700.0 million.
In connection with the planned acquisition, the Company has obtained bridge financing commitments and has entered into a term loan facility. See Note 16, Debt, of these Notes to Consolidated Financial Statements for further information on these financing commitments. These sources of financing together with the issuance of the new shares of the Company's

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common stock are expected to be sufficient to finance the acquisition. As a result of the planned acquisition, the Company has temporarily suspended its share repurchase program. See Note 3, Stock-Based Compensation and Shareholders' Equity of these Notes to Consolidated Financial Statements for further information on the Company's stock repurchases. During fiscal 2016, the Company incurred approximately $12.2 million of transaction-related costs recorded within Selling, Marketing, General and Administrative expenses in the Company's Consolidated Statement of Income.
Hittite Microwave Corporation
On July 22, 2014, the Company completed its acquisition of Hittite, a company that designed and developed high performance integrated circuits, modules, subsystems and instrumentation for radio frequency, microwave and millimeterwave applications. The total consideration paid to acquire Hittite was approximately $2.4 billion, financed through a combination of existing cash on hand and a 90-day term loan facility of $2.0 billion. The Hittite Acquisition is expected to expand the Company’s technology position in high performance signal processing solutions and drive growth in key markets. The Company completed the Hittite Acquisition through a cash tender offer (the Offer) by BBAC Corp., a wholly-owned subsidiary of the Company, for all of the outstanding shares of common stock, par value $0.01 per share, of Hittite at a purchase price of $78.00 per share, net to the seller in cash, without interest, less any applicable withholding taxes. After completion of the Offer, BBAC Corp. merged with and into Hittite, with Hittite continuing as the surviving corporation and a wholly-owned subsidiary of the Company. The results of operations of Hittite from July 22, 2014 (the Hittite Acquisition Date) are included in the Company’s consolidated statements of income for fiscal 2015 and fiscal 2014. The amount of revenue and earnings attributable to Hittite included in the Company's consolidated statements of income for fiscal 2014 was immaterial.
The Hittite Acquisition date fair value of the consideration transferred in the Hittite Acquisition consisted of the following:

(in thousands)
Cash consideration	$2,424,446
Fair value of replacement share-based awards	6,541
Total estimated purchase price	$2,430,987
Hittite Replacement Awards — In connection with the Hittite Acquisition, the Company issued equity awards to certain Hittite employees in replacement of Hittite equity awards that were canceled at closing. The replacement awards consisted of approximately 0.7 million restricted stock units with a weighted average grant date fair value of $48.20. The grant-date fair value of the restricted stock units represents the value of the Company’s common stock on the date of grant, reduced by the present value of dividends expected to be paid on the Company’s common stock prior to vesting. The terms and the intrinsic value of these awards were substantially the same as the canceled Hittite awards. The $6.5 million noted in the table above represents the portion of the fair value of the replacement awards associated with services rendered through the Hittite Acquisition Date and have been included as a component of the total estimated purchase price.
During fiscal 2015, the Company completed the acquisition accounting for the Hittite Acquisition. The following is a summary of the amounts recognized in the accounting for the Hittite Acquisition:

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

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

____________

(a)	The fair value of accounts receivable was $37.0 million, with the gross contractual amount being $37.3 million, of which the Company estimates that $0.3 million is uncollectible.
Of the $666.4 million of acquired intangible assets, $0.9 million was recorded as in-process research and development (IPR&D) assets at estimated fair value on the Hittite Acquisition Date. The IPR&D assets acquired were capitalized until the technology was commercially available for their intended uses and are now being amortized over their estimated useful lives. The amortizable intangible assets acquired consisted of the following, which are being amortized on a straight-line basis over their estimated useful lives.

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
There were no significant contingencies assumed as part of the Hittite Acquisition.
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
The following unaudited pro forma consolidated financial information presents the Company's combined results of operations after giving effect to the Hittite Acquisition and assumes that the Hittite Acquisition, which closed on July 22, 2014, was completed on November 4, 2012 (the first day of the Company’s fiscal 2013). The pro forma consolidated financial information has been calculated after applying the Company’s accounting policies and includes adjustments for amortization expense of acquired intangible assets, transaction-related costs, a step-up in the value of acquired inventory and property, plant and equipment, and interest expense for the debt incurred to fund the Hittite Acquisition, together with the consequential tax effects. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the operating results of the Company that would have been achieved had the Hittite Acquisition actually taken place on November 4, 2012. In addition, these results are not intended to be a projection of future results and do not reflect events that may occur after the Hittite Acquisition, including but not limited to revenue enhancements, cost savings or operating synergies that the combined Company may achieve as a result of the Hittite Acquisition.

(thousands, except per share data)
2014
Revenue	$3,075,468
Net income	$778,049
Basic net income per common share	$2.48
Diluted net income per common share	$2.44

Other Acquisitions
The Company has not provided pro forma results of operations for any other acquisitions completed in fiscal years 2016, 2015 or 2014 herein as they were not material to the Company on either an individual or an aggregate basis. The Company included the results of operations of each acquisition in its consolidated statement of income from the date of each acquisition.

7.	Deferred Compensation Plan Investments
Investments in The Analog Devices, Inc. Deferred Compensation Plan (the Deferred Compensation Plan) are classified as trading. The components of the investments as of October 29, 2016 and October 31, 2015 were as follows:

	2016	2015
Money market funds	$3,129	$3,659
Mutual funds	23,787	20,465
Total Deferred Compensation Plan investments	$26,916	$24,124
The fair values of these investments are based on published market quotes on October 29, 2016 and October 31, 2015, respectively. Adjustments to the fair value of, and income pertaining to, Deferred Compensation Plan investments are recorded in operating expenses. Gross realized and unrealized gains and losses from trading securities were not material in fiscal 2016, fiscal 2015 or fiscal 2014.
The Company has recorded a corresponding liability for amounts owed to the Deferred Compensation Plan participants. See Note 10, Deferred Compensation Plan Liability, of these Notes to Consolidated Financial Statements for further information. These investments are specifically designated as available to the Company solely for the purpose of paying benefits under the Deferred Compensation Plan. However, in the event the Company became insolvent, the investments would be available to all unsecured general creditors.

8.	Other Investments
Other investments consist of interests in venture capital funds and other long-term investments. Investments are accounted for using the equity or cost method of accounting, depending on the nature of the investment, as appropriate. Realized gains and losses from equity method investments are reflected in nonoperating (income) expense based upon the Company's ownership share of the investee's financial results. Realized gains or losses on cost-method investments are determined based on the specific identification basis and are recognized in nonoperating (income) expense.

During fiscal 2016, the Company recognized an other-than-temporary impairment of $6.0 million, recorded in the condensed consolidated statement of income in other, net, within non-operating (income) expense, related to a cost method investment that the Company determined was impaired. There were no other-than-temporary impairments recognized in any other of the fiscal periods presented.
There were no material net realized or unrealized gains or losses from other investments during fiscal 2016, fiscal 2015 and fiscal 2014.

9.	Accrued Liabilities
Accrued liabilities at October 29, 2016 and October 31, 2015 consisted of the following:

	2016	2015
Accrued compensation and benefits	$112,003	$125,500
Interest rate swap (Note 2i)	—	32,737
Accrued interest (Note 16)	26,411	6,069
Special charges (Note 5)	12,374	5,877
Other	105,069	79,412
Total accrued liabilities	$255,857	$249,595

10.	Deferred Compensation Plan Liability
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

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Lease Commitments
The Company leases certain facilities, equipment and software under various operating leases that expire at various dates through 2022. The lease agreements frequently include renewal and escalation clauses and require the Company to pay taxes, insurance and maintenance costs. Total rental expense under operating leases was approximately $58.5 million in fiscal 2016, $51.8 million in fiscal 2015 and $51.0 million in fiscal 2014.
The following is a schedule of future minimum rental payments required under long-term operating leases at October 29, 2016:

Operating
Fiscal Years	Leases
2017	$34,328
2018	25,301
2019	8,130
2020	7,033
2021	4,439
Later Years	3,394
Total	$82,625

12.	Commitments and Contingencies
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
The Company and its subsidiaries have various savings and retirement plans covering substantially all employees. The Company maintains a defined contribution plan for the benefit of its eligible U.S. employees. This plan provides for Company contributions of up to 5% of each participant’s total eligible compensation. In addition, the Company contributes an amount equal to each participant’s pre-tax contribution, if any, up to a maximum of 3% of each participant’s total eligible compensation. The total expense related to the defined contribution plan for U.S. employees was $28.3 million in fiscal 2016, $26.3 million in fiscal 2015 and $24.1 million in fiscal 2014. The Company also has various defined benefit pension and other retirement plans for certain non-U.S. employees that are consistent with local statutory requirements and practices. The total expense related to the various defined benefit pension and other retirement plans for certain non-U.S. employees, excluding settlement charges related to the Company's Irish defined benefit plan, was $26.9 million in fiscal 2016, $33.3 million in fiscal 2015 and $29.8 million in fiscal 2014.
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
The Company’s funding policy for its foreign defined benefit pension plans is consistent with the local requirements of each country. The plans’ assets consist primarily of U.S. and non-U.S. equity securities, bonds, property and cash. The benefit obligations and related assets under these plans have been measured at October 29, 2016 and October 31, 2015.
Components of Net Periodic Benefit Cost
Net annual periodic pension cost of non-U.S. plans is presented in the following table:

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2016	2015	2014
Service cost	$5,520	$15,675	$13,532
Interest cost	3,675	11,636	14,051
Expected return on plan assets	(3,764)	(13,509)	(13,615)
Amortization of prior service cost	—	(229)	(240)
Amortization of transition obligation	17	18	19
Recognized actuarial loss	679	7,257	4,544
Subtotal	$6,127	$20,848	$18,291
Curtailment impact	—	(4,463)	—
Settlement impact	151	226,810	—
Net periodic pension cost	$6,278	$243,195	$18,291
Benefit Obligations and Plan Assets
Obligation and asset data of the Company’s non-U.S. plans at each fiscal year end is presented in the following table:

	2016	2015
Change in Benefit Obligation
Benefit obligation at beginning of year	$106,533	$455,205
Service cost	5,520	15,675
Interest cost	3,675	11,636
Participant contributions	—	1,895
Plan amendments	(142)	—
Curtailment	—	(20,586)
Settlement	(632)	(412,136)
Premiums paid	—	(332)
Actuarial loss	30,223	114,767
Benefits paid	(1,701)	(4,449)
Exchange rate adjustment	(13,765)	(55,142)
Benefit obligation at end of year	$129,711	$106,533
Change in Plan Assets
Fair value of plan assets at beginning of year	$70,365	$269,371
Actual return on plan assets	9,002	24,283
Employer contributions	4,880	228,582
Participant contributions	—	1,895
Settlements	(632)	(412,136)
Premiums paid	—	(332)
Benefits paid	(1,701)	(4,449)
Exchange rate adjustment	(12,091)	(36,849)
Fair value of plan assets at end of year	$69,823	$70,365
Reconciliation of Funded Status
Funded status	$(59,888)	$(36,168)
Amounts Recognized in the Balance Sheet
Non-current assets	$—	$3,246
Current liabilities	(606)	(595)
Non-current liabilities	(59,282)	(38,819)
Net amount recognized	$(59,888)	$(36,168)

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2016	2015
Reconciliation of Amounts Recognized in the Statement of Financial Position
Initial net obligation	$(24)	$(44)
Prior service credit	148	—
Net loss	(39,647)	(19,620)
Accumulated other comprehensive loss	(39,523)	(19,664)
Accumulated contributions (less than) in excess of net periodic benefit cost	(20,365)	(16,504)
Net amount recognized	$(59,888)	$(36,168)
Changes Recognized in Other Comprehensive Income
Changes in plan assets and benefit obligations recognized in other comprehensive income
Prior service cost	$(142)	$—
Net loss arising during the year (includes curtailment gains not recognized as a component of net periodic cost)	$24,985	$83,610
Effect of exchange rates on amounts included in accumulated other comprehensive income (loss)	(4,137)	(26,366)
Amounts recognized as a component of net periodic benefit cost
Amortization, settlement or curtailment recognition of net transition obligation	(17)	(18)
Amortization or curtailment recognition of prior service credit (cost)	—	4,490
Amortization or settlement recognition of net loss	(830)	(234,067)
Total recognized in other comprehensive loss	$19,859	$(172,351)
Total recognized in net periodic cost and other comprehensive loss	$26,137	$70,844
Estimated amounts that will be amortized from accumulated other comprehensive (loss) income over the next fiscal year
Initial net obligation	$(14)	$(17)
Prior service credit	10	—
Net loss	(1,808)	(697)
Total	$(1,812)	$(714)
The accumulated benefit obligation for non-U.S. pension plans was $106.4 million and $88.5 million at October 29, 2016 and October 31, 2015, respectively.
Information relating to the Company’s non-U.S. plans with projected benefit obligations in excess of plan assets and accumulated benefit obligations in excess of plan assets at each fiscal year end is presented in the following table:

	2016	2015
Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	$129,711	$61,713
Fair value of plan assets	$69,823	$22,300
Plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$98,244	$36,986
Accumulated benefit obligation	$93,164	$31,790
Fair value of plan assets	$45,948	$487

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumptions
The range of assumptions used for the non-U.S. defined benefit plans reflects the different economic environments within the various countries. As of October 29, 2016, the Company changed the method utilized to estimate the service cost and interest cost components of net periodic benefit cost for certain of its defined benefit pension plans. Prior to October 29, 2016, the Company estimated the service cost and interest cost components of net periodic benefit costs using a single weighted average discount rate. As of October 29, 2016, the Company will use a spot rate approach to estimate the service and interest cost components of net periodic benefit cost for certain of its defined benefit pension plans as the Company believes this approach calculates a better estimate. The change did not, and is not expected to, materially affect the Company's Consolidated Statement of Income.
The projected benefit obligation was determined using the following weighted-average assumptions:

	2016	2015
Discount rate	2.92%	3.64%
Rate of increase in compensation levels	3.36%	3.05%
Net annual periodic pension cost was determined using the following weighted average assumptions:

	2016	2015
Discount rate	3.64%	2.95%
Expected long-term return on plan assets	5.65%	5.80%
Rate of increase in compensation levels	3.05%	2.77%
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
Fair value of plan assets
The following table presents plan assets measured at fair value on a recurring basis by investment categories as of October 29, 2016 and October 31, 2015 using the same three-level hierarchy described in Note 2j, Fair Value, of these Notes to Consolidated Financial Statements:

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	October 29, 2016				October 31, 2015
	Fair Value Measurement at Reporting Date Using:				Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Unit trust funds(1)	$—	$4,681	$—	$4,681	$—	$5,198	$—	$5,198
Equities(1)	—	30,510	74	30,584	—	30,196	77	30,273
Fixed income securities(2)	—	33,573	—	33,573	—	34,504	—	34,504
Cash and cash equivalents	985	—	—	985	390	—	—	390
Total assets measured at fair value	$985	$68,764	$74	$69,823	$390	$69,898	$77	$70,365
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

The table below presents a reconciliation of the plan assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for fiscal years 2016 and 2015.

	Properties	Equities
Balance as of November 1, 2014	$3,029	$121
Purchases, sales, and settlements, net	(2,907)	(37)
Realized and unrealized return on plan assets	152	—
Exchange rate adjustment	(274)	(7)
Balance as of October 31, 2015	$—	$77
Exchange rate adjustment	—	(3)
Balance as of October 29, 2016	$—	$74
Estimated future cash flows
Expected fiscal 2017 Company contributions and estimated future benefit payments are as follows:

Expected Company Contributions
2017	$5,187
Expected Benefit Payments
2017	$1,765
2018	$1,798
2019	$1,890
2020	$2,253
2021	$2,448
2022 through 2025	$19,074

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Income Taxes
The reconciliation of income tax computed at the U.S. federal statutory rates to income tax expense is as follows:

	2016	2015	2014
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
Income tax provision reconciliation:
Tax at statutory rate:	$334,922	$283,540	$255,271
Net foreign income subject to lower tax rate	(264,157)	(198,061)	(179,329)
State income taxes, net of federal benefit	(10,821)	(4,425)	(6,361)
Valuation allowance	13,658	4,875	2,846
Federal research and development tax credits	(16,237)	(8,232)	(1,165)
Change in uncertain tax positions	4,797	2,449	719
Amortization of purchased intangibles	35,641	38,973	8,126
Acquisitions	—	—	15,656
Other, net	(2,546)	(5,883)	4,262
Total income tax provision	$95,257	$113,236	$100,025
For financial reporting purposes, income before income taxes includes the following components:

	2016	2015	2014
Pretax income:
Domestic	$2,642	$110,710	$127,084
Foreign	954,279	699,404	602,261
Income before income taxes	$956,921	$810,114	$729,345
The components of the provision for income taxes are as follows:

	2016	2015	2014
Current:
Federal tax	$27,790	$65,942	$128,591
State	1,409	695	316
Foreign	57,934	98,813	48,829
Total current	$87,133	$165,450	$177,736
Deferred:
Federal	$325	$(27,933)	$(74,263)
State	2,820	541	(1,113)
Foreign	4,979	(24,822)	(2,335)
Total deferred	$8,124	$(52,214)	$(77,711)
The Company continues to intend to reinvest certain of its foreign earnings indefinitely. Accordingly, no U.S. income taxes have been provided for approximately $5.1 billion of unremitted earnings of international subsidiaries. As of October 29, 2016, the amount of unrecognized deferred tax liability on these earnings was $1.4 billion.
The significant components of the Company’s deferred tax assets and liabilities for the fiscal years ended October 29, 2016 and October 31, 2015 are as follows:

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2016	2015
Deferred tax assets:
Inventory reserves	$22,527	$24,009
Deferred income on shipments to distributors	49,455	40,842
Reserves for compensation and benefits	48,062	45,515
Tax credit carryovers	68,669	64,838
Stock-based compensation	56,345	68,530
Depreciation	3,078	1,840
Acquisition-related costs	19,312	6,327
Other	47,482	36,711
Total gross deferred tax assets	314,930	288,612
Valuation allowance	(67,094)	(52,675)
Total deferred tax assets	247,836	235,937
Deferred tax liabilities:
Depreciation	(59,218)	(50,389)
Undistributed earnings of foreign subsidiaries	(60,986)	(29,471)
Acquisition-related intangibles	(199,035)	(217,961)
Other	(2,523)	(2,971)
Total gross deferred tax liabilities	(321,762)	(300,792)
Net deferred tax liabilities	$(73,926)	$(64,855)
The valuation allowances of $67.1 million and $52.7 million at October 29, 2016 and October 31, 2015, respectively, are valuation allowances primarily for the Company’s state credit carryover. The Company believes that it is more-likely-than-not that these credit carryovers will not be realized and as a result has recorded a full valuation allowance as of October 29, 2016. The state credit carryover of $67.9 million will begin to expire in 2016.
As of October 29, 2016, the Company has foreign tax credit carryforwards of $0.7 million to offset future passive income. If not used, these carryforwards will expire between 2019 and 2023.
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
As of October 29, 2016 and October 31, 2015, the Company had a liability of $75.6 million and $75.3 million, respectively, for unrealized tax benefits, all of which, if settled in the Company’s favor, would lower the Company’s effective tax rate in the period recorded. As of October 29, 2016 and October 31, 2015, the Company had a liability of approximately $20.1 million and $16.1 million, respectively, for interest and penalties. The Company includes interest and penalties related to unrecognized tax benefits within the provision for taxes in the consolidated statements of income. The total liability as of October 29, 2016 and October 31, 2015 of $81.7 million and $81.0 million, respectively, for uncertain tax positions is classified as non-current, and is included in other non-current liabilities, because the Company believes that the ultimate payment or settlement of these liabilities may not occur within the next twelve months. The consolidated statements of income for fiscal year 2016, fiscal 2015 and fiscal 2014 include $4.0 million, $4.1 million and $1.9 million, respectively, of interest and penalties related to these uncertain tax positions. Over the next fiscal year, the Company anticipates the liability to be reduced by $1.6 million for the possible expiration of an income tax statute of limitations.
The following table summarizes the changes in the total amounts of unrealized tax benefits for fiscal 2014 through fiscal 2016:

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unrealized Tax Benefits
Balance, November 2, 2013	$68,139
Additions for tax positions related to current year	214
Reductions for tax positions related to prior years	(1,321)
Reductions due to lapse of applicable statute of limitations	(1,568)
Balance, November 1, 2014	$65,464
Additions for tax positions related to current year	524
Additions for tax positions related to prior years	9,799
Reductions for tax positions related to prior years	(2,745)
Reductions due to lapse of applicable statute of limitations	(1,260)
Balance, October 31, 2015	$71,782
Additions for tax positions related to current year	2,539
Reductions for tax positions related to prior years	(4,475)
Reductions due to lapse of applicable statute of limitations	(1,311)
Balance, October 29, 2016	$68,535
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
All of the Company's U.S. federal tax returns prior to fiscal 2013 are no longer subject to examination.
All of the Company's Ireland tax returns prior to fiscal 2012 are no longer subject to examination.

15.	Revolving Credit Facility
On December 19, 2012, the Company entered into a five-year, $500.0 million senior unsecured revolving credit facility with certain institutional lenders (the Credit Agreement). On July 10, 2015, the Company amended and restated the Credit Agreement. On September 23, 2016, the Company subsequently amended and restated the Credit Agreement. The Credit Agreement expires on July 10, 2020 and provides that the Company may borrow up to $750.0 million. Subject to closing the acquisition of Linear and the satisfaction of certain other conditions, the aggregate amount of commitments under the facility will increase to $1.0 billion from $750.0 million and the maximum covenant level will be temporarily revised. To date, the Company has not borrowed under this credit facility but the Company may borrow in the future and use the proceeds for repayment of existing indebtedness, stock repurchases, acquisitions, capital expenditures, working capital and other lawful corporate purposes. Revolving loans under the Credit Agreement (other than swing line loans) bear interest, at the Company's option, at either a rate equal to (a) the Eurodollar Rate (as defined in the Credit Agreement) plus a margin based on the Company's debt rating or (b) the Base Rate (defined as the highest of (i) the Bank of America prime rate, (ii) the Federal Funds Rate (as defined in the Credit Agreement) plus .50% or (iii) one month Eurodollar Rate plus a margin based on the Company's debt rating. The terms of the facility impose restrictions on the Company’s ability to undertake certain transactions, to create certain liens on assets and to incur certain subsidiary indebtedness. In addition, the Credit Agreement contains a consolidated leverage ratio covenant of total consolidated funded debt to consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) of not greater than 3.0 to 1.0. As of October 29, 2016, the Company was compliant with these covenants.

16.	Debt
On April 4, 2011, the Company issued $375.0 million aggregate principal amount of 3.0% senior unsecured notes due April 15, 2016 (the 2016 Notes) with semi-annual fixed interest payments due on April 15 and October 15 of each year,

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

commencing October 15, 2011. The net proceeds of the offering were $370.5 million, after issuing at a discount and deducting expenses, underwriting fees and commissions. On December 18, 2015, the Company redeemed the 2016 Notes. The redemption price was 100.79% of the principal amount for the 2016 Notes. In accordance with the applicable guidance, the Company concluded that the debt transaction qualified as a debt extinguishment and recognized a net loss of approximately $3.3 million recorded in the consolidated statement of income in other, net, within non-operating (income) expense. This loss was comprised of the make-whole premium of $3.0 million paid to holders of the 2016 Notes in accordance with the terms of the notes and approximately $0.3 million of debt issuance and discount costs that remained to be amortized. The write-off of the debt issuance costs and discount are reflected in the Company’s consolidated statement of cash flows within operating activities, and the make-whole premium is reflected within financing activities.
On June 3, 2013, the Company issued $500.0 million aggregate principal amount of 2.875% senior unsecured notes due June 1, 2023 (the 2023 Notes) with semi-annual fixed interest payments due on June 1 and December 1 of each year, commencing December 1, 2013. Prior to issuing the 2023 Notes, on April 24, 2013, the Company entered into a treasury rate lock agreement with Bank of America. This agreement allowed the Company to lock a 10-year US Treasury rate of 1.7845% through June 14, 2013 for its anticipated issuance of the 2023 Notes. Upon issuing the 2023 Notes, the Company simultaneously terminated the treasury rate lock agreement resulting in a gain of approximately $11.0 million. This gain will be amortized into interest expense over the 10-year term of the 2023 Notes. The sale of the 2023 Notes was made pursuant to the terms of an underwriting agreement, dated as of May 22, 2013, among the Company and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC, as the representatives of the several underwriters named therein. The net proceeds of the offering were $493.9 million, after discount and issuance costs. Debt discount and issuance costs will be amortized through interest expense over the term of the 2023 Notes. The indenture governing the 2023 Notes contains covenants that may limit the Company's ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of its assets to, any other party. As of October 29, 2016, the Company was compliant with these covenants. The notes are subordinated to any future secured debt and to the other liabilities of the Company's subsidiaries.
On July 22, 2014, the Company entered into a 90-day term loan facility in an aggregate principal amount of $2.0 billion with Credit Suisse AG, as Administrative Agent, and each lender from time to time party thereto (the Term Loan Agreement) to finance the Hittite Acquisition. On August 29, 2014 the outstanding principal balance due under the Term Loan Agreement was repaid.
On December 14, 2015, the Company issued $850.0 million aggregate principal amount of 3.9% senior unsecured notes due December 15, 2025 (the 2025 Notes) and $400.0 million aggregate principal amount of 5.3% senior unsecured notes due December 15, 2045 (the 2045 Notes) with semi-annual fixed interest payments due on June 15 and December 15 of each year, commencing June 15, 2016. The sale of the 2025 Notes and 2045 Notes was made pursuant to the terms of an underwriting agreement, dated as of December 3, 2015 among the Company and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Credit Suisse Securities (USA) LLC, as the representatives of the several underwriters named therein. The net proceeds of the offering were $1.2 billion, after discount and issuance costs. Debt discount and issuance costs will be amortized through interest expense over the term of the 2025 Notes and 2045 Notes. The indenture governing the 2025 Notes and 2045 Notes contains covenants that may limit the Company's ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of its assets to, any other party. As of October 29, 2016, the Company was compliant with these covenants. The 2025 Notes and 2045 Notes are subordinated to any future secured debt and to the other liabilities of the Company's subsidiaries.
On July 26, 2016, the Company entered into a definitive agreement to acquire Linear. In connection with the proposed acquisition, the Company announced that it had obtained a 364-day senior unsecured bridge facility in an aggregate principal amount of up to$7.5 billion (364-day Bridge) and it had obtained a 90-day senior unsecured bridge facility in an aggregate principal amount of up to $4.1 billion. The bridge financing commitments expire on April 26, 2017, but may be extended until October 26, 2017 under certain conditions. As discussed below, $5.0 billion of the bridge financing has been terminated. The Company expects to incur fees for the bridge financing commitments of approximately $37.8 million, of which $28.7 million was recorded as debt issuance costs in the third quarter of fiscal 2016 and will be amortized into interest expense over the term of the bridge financing commitments. As a result of entering into the Term Loan Agreement, $13.7 million of unamortized bridge fees were accelerated and amortized into interest expense in the fourth quarter of fiscal 2016.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On September 23, 2016, the Company entered into a term loan facility consisting of a 3-year unsecured term loan facility in the principal amount of $2.5 billion and a 5-year unsecured term loan facility in the principal amount of $2.5 billion established pursuant to a Credit Agreement (Term Loan Agreement) with the Company as the borrower and JP Morgan Chase Bank, N.A. as administrative agent and other banks identified therein as lenders. The Term Loan Agreement replaces $5.0 billion of the 364-Bridge. The closing date and availability of the initial borrowings under the Term Loan Agreement are conditioned upon the consummation of the acquisition of Linear. The commitments are automatically terminated on the earlier of the making of the loans to the Company on the closing date of the acquisition of Linear or October 26, 2017. The Company has agreed to pay a ticking fee based on the Company’s debt rating from time to time, accruing beginning 60 days following the effectiveness of the Term Loan Agreement and continuing until the earlier of the termination of the commitments or the closing date of the acquisition of Linear.
In addition, the Company expects to incur approximately $4.0 million in customary fees, including ticking fees, related to the future financing arrangements as well as its revolving credit facility, of which approximately $0.7 million was recorded as debt issuance costs in fiscal 2016 and will be amortized into interest expense over the term of the associated financing arrangements. Additional fees will be incurred when the bridge financing commitments are drawn and in connection with the Term Loan Agreement.
The Company’s debt consisted of the following as of October 29, 2016 and October 31, 2015:

	October 29, 2016		October 31, 2015
	Principal	Unamortized discount and debt issuance costs	Principal	Unamortized discount and debt issuance costs
2016 Notes	$—	$—	$375,000	$406
2023 Notes	500,000	4,047	500,000	4,659
2025 Notes	850,000	8,034	—	—
2045 Notes	400,000	5,742	—	—
Total	$1,750,000	$17,823	$875,000	$5,065
Debt, current	$—	$—	$375,000	$406
Long-term debt	$1,750,000	$17,823	$500,000	$4,659
The Company’s principal payments related to its debt obligations are as follows: $500.0 million in fiscal 2023, $850.0 million in fiscal 2025 and $400.0 million in fiscal 2045.

17.	Subsequent Events
On November 21, 2016, the Board of Directors of the Company declared a cash dividend of $0.42 per outstanding share of common stock. The dividend will be paid on December 13, 2016 to all shareholders of record at the close of business on December 2, 2016.

ANALOG DEVICES, INC.
SUPPLEMENTARY FINANCIAL INFORMATION
(Unaudited) (thousands, except per share amounts and as noted)
The Company’s fiscal year is the 52-week or 53-week period ending on the Saturday closest to the last day in October. The Company's interim periods operates on a 4-4-5 fiscal calendar, where each fiscal quarter is comprised of two 4-week periods and one 5-week period, with each week ending on a Saturday. The Company's fiscal year quarterly financial information for fiscal 2016 and fiscal 2015:

	4Q16	3Q16	2Q16	1Q16	4Q15	3Q15	2Q15	1Q15
Revenue	1,003,623	869,591	778,766	769,429	978,722	863,365	821,019	771,986
Cost of sales	336,936	297,301	267,863	292,136	336,926	294,328	276,197	268,379
Gross margin	666,687	572,290	510,903	477,293	641,796	569,037	544,822	503,607
% of Revenue	66.4%	65.8%	65.6%	62.0%	65.6%	65.9%	66.4%	65.2%
Research and development	172,926	163,227	160,235	157,428	170,736	160,784	154,233	151,706
Selling, marketing, general and administrative	118,881	122,909	112,186	107,462	121,400	120,030	117,371	120,171
Special charges	—	—	13,684	—	—	—	—	—
Other operating expense (a)	—	—	—	—	223,672	—	—	—
Amortization of intangibles	17,899	17,447	17,419	17,358	17,358	22,954	24,210	23,796
Total operating expenses	309,706	303,583	303,524	282,248	533,166	303,768	295,814	295,673
Operating income	356,981	268,707	207,379	195,045	108,630	265,269	249,008	207,934
% of Revenue	36%	31%	27%	25%	11%	31%	30%	27%
Nonoperating (income) expenses:
Interest expense (b)	38,764	18,476	18,455	13,062	6,739	6,755	6,880	6,656
Interest income	(7,114)	(5,665)	(5,243)	(3,199)	(2,343)	(2,229)	(2,009)	(2,044)
Other, net	1,897	(504)	(743)	3,005	(443)	1,265	(1,052)	2,552
Total nonoperating (income) expense	33,547	12,307	12,469	12,868	3,953	5,791	3,819	7,164
Income before income taxes	323,434	256,400	194,910	182,177	104,677	259,478	245,189	200,770
% of Revenue	32%	29%	25%	24%	11%	30%	30%	26%
Provision for income taxes (c)	27,277	25,970	24,337	17,673	8,372	43,000	39,851	22,013
Net income	296,157	230,430	170,573	164,504	96,305	216,478	205,338	178,757
% of Revenue	30%	26%	22%	21%	10%	25%	25%	23%
Basic earnings per share	0.96	0.75	0.55	0.53	0.31	0.69	0.66	0.57
Diluted earnings per share	0.95	0.74	0.55	0.52	0.30	0.68	0.65	0.57
Shares used to compute earnings per share (in thousands):
Basic	307,854	307,135	308,790	311,166	312,829	313,877	312,660	311,274
Diluted	311,633	310,558	312,250	314,793	316,571	318,187	317,047	315,684
Dividends declared per share	0.42	0.42	0.42	0.40	0.40	0.40	0.40	0.37

a) The Company converted the benefits provided to participants in the Company’s Irish defined benefits pension plan to benefits provided under the Company’s Irish defined contribution plan. As a result, the Company recorded expenses of $223.7 million, including settlement charges, legal, accounting and other professional fees to settle the pension obligation.
b) Interest expense in the fourth quarter of fiscal 2016 includes $13.7 million related to accelerated amortization of fees associated with the bridge financing commitments related to the proposed Linear acquisition.
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
Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Analog’s disclosure controls and procedures as of October 29, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 29, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management assessed the effectiveness of our internal control over financial reporting as of October 29, 2016. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated 2013 Framework.
Based on this assessment, our management concluded that, as of October 29, 2016, our internal control over financial reporting is effective based on those criteria.
Our independent registered public accounting firm that audited the financial statements included in this annual report has issued an attestation report on our internal control over financial reporting. This report appears below.
(c) Attestation Report of the Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Analog Devices, Inc.

We have audited Analog Devices, Inc.’s internal control over financial reporting as of October 29, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). Analog Devices, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Analog Devices, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 29, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Analog Devices, Inc. as of October 29, 2016 and October 31, 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended October 29, 2016 of Analog Devices, Inc. and our report dated November 22, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
November 22, 2016

(d) Changes in Internal Controls over Financial Reporting.  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended October 29, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item relating to our directors and nominees is contained under the caption “Proposal 1 — Election of Directors” contained in our 2017 proxy statement to be filed with the U.S. Securities and Exchange Commission (the SEC) within 120 days after October 29, 2016 and is incorporated herein by reference. Information required by this item relating to our executive officers is contained under the caption “EXECUTIVE OFFICERS OF THE REGISTRANT” in Part I of this Annual Report on Form 10-K and is incorporated herein by reference. Information required by this item relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2017 proxy statement to be filed with the SEC within 120 days after October 29, 2016 and is incorporated herein by reference.
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
During the fourth quarter of fiscal 2016, we made no material change to the procedures by which shareholders may recommend nominees to our Board of Directors, as described in our 2016 proxy statement.
Information required by this item relating to the audit committee of our Board of Directors is contained under the caption “Corporate Governance — Board of Directors Meetings and Committees — Audit Committee” in our 2017 proxy statement to be filed with the SEC within 120 days after October 29, 2016 and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
Information required by this item is contained under the captions “Corporate Governance — Director Compensation” and “Information About Executive Compensation” in our 2017 proxy statement to be filed with the SEC within 120 days after October 29, 2016 and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item relating to security ownership of certain beneficial owners and management is contained under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2017 proxy statement to be filed with the SEC within 120 days after October 29, 2016 and is incorporated herein by reference. Information required by this item relating to securities authorized for issuance under equity compensation plans is contained under the caption “Information About Executive Compensation — Securities Authorized for Issuance Under Equity Compensation Plans” in our 2017 proxy statement to be filed with the SEC within 120 days after October 29, 2016 and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item relating to transactions with related persons is contained under the caption “Corporate Governance — Certain Relationships and Related Transactions” in our 2017 proxy statement to be filed with the SEC within 120 days after October 29, 2016 and is incorporated herein by reference. Information required by this item relating to director independence is contained under the caption “Corporate Governance — Determination of Independence” in our 2017 proxy statement to be filed with the SEC within 120 days after October 29, 2016 and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this item is contained under the caption “Corporate Governance — Independent Registered Public Accounting Firm Fees and Other Matters” in our 2017 proxy statement to be filed with the SEC within 120 days after October 29, 2016 and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements
The following consolidated financial statements are included in Item 8 of this Annual Report on Form 10-K:

—	Consolidated Statements of Income for the years ended October 29, 2016, October 31, 2015 and November 1, 2014

—	Consolidated Statements of Comprehensive Income for the years ended October 29, 2016, October 31, 2015 and November 1, 2014

—	Consolidated Balance Sheets as of October 29, 2016 and October 31, 2015

—	Consolidated Statements of Shareholders’ Equity for the years ended October 29, 2016, October 31, 2015 and November 1, 2014

—	Consolidated Statements of Cash Flows for the years ended October 29, 2016, October 31, 2015 and November 1, 2014

(b)	Exhibits
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

ANALOG DEVICES, INC.
ANNUAL REPORT ON FORM 10-K
YEAR ENDED OCTOBER 29, 2016
ITEM 15(b)
FINANCIAL STATEMENT SCHEDULE

ANALOG DEVICES, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Years ended October 29, 2016, October 31, 2015 and November 1, 2014

(dollar amounts in thousands)

Description	Balance at Beginning of Period	Additions (Reductions) Charged to Income Statement	Other	Deductions	Balance at End of Period
Accounts Receivable Reserves and Allowances:
Year ended November 1, 2014	$2,593	$4,563	$—	$4,237	$2,919
Year ended October 31, 2015	$2,919	$2,686	$—	$3,524	$2,081
Year ended October 29, 2016	$2,081	$3,936	$—	$900	$5,117
Valuation Reserve for Deferred Tax Asset:
Year ended November 1, 2014	$43,502	$4,297	$4,265	$—	$52,064
Year ended October 31, 2015	$52,064	$4,876	$—	$4,265	$52,675
Year ended October 29, 2016	$52,675	$13,658	$761	$—	$67,094

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANALOG DEVICES, INC.

By:	/s/ VINCENT T. ROCHE
Vincent T. Roche President and Chief Executive Officer (Principal Executive Officer)
Date: November 22, 2016

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ray Stata	Chairman of the Board	November 22, 2016
Ray Stata

/s/ Vincent T. Roche	President and Chief Executive Officer and Director (Principal Executive Officer)	November 22, 2016
Vincent T. Roche

/s/ David A. Zinsner	Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	November 22, 2016
David A. Zinsner

/s/ Eileen Wynne	Vice President and Chief Accounting Officer (Principal Accounting Officer)	November 22, 2016
Eileen Wynne

/s/ Richard M. Beyer	Director	November 22, 2016
Richard M. Beyer

/s/ James A. Champy	Director	November 22, 2016
James A. Champy

/s/ Bruce R. Evans	Director	November 22, 2016
Bruce R. Evans

/s/ Edward H. Frank	Director	November 22, 2016
Edward H. Frank

/s/ John C. Hodgson	Director	November 22, 2016
John C. Hodgson

/s/ Neil Novich	Director	November 22, 2016
Neil Novich

/s/ Kenton J. Sicchitano	Director	November 22, 2016
Kenton J. Sicchitano

/s/ Lisa T. Su	Director	November 22, 2016
Lisa T. Su

Exhibit Index

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of July 26, 2016, by and among Analog Devices, Inc., Linear Technology Corporation and Tahoe Acquisition Corp., filed as exhibit 2.1 to the Company's Current Report on Form 8-K (File No. 1-7819) as filed with the Commission on July 29, 2016 and incorporated herein by reference.

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

4.3
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

Exhibit No.	Description
*10.7
Amended and Restated 2006 Stock Incentive Plan of Analog Devices, Inc., filed as exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 2, 2015 (File No. 1-7819) as filed with the Commission on May 19, 2015 and incorporated herein by reference.

*10.8
Form of Global Non-Qualified Stock Option Agreement for Employees for usage under the Company's Amended and Restated 2006 Stock Incentive Plan, filed as exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 30, 2016 (File No. 1-7819) as filed with the Commission on February 17, 2016 and incorporated herein by reference.

*10.9
Form of Non-Qualified Stock Option Agreement for Directors for usage under the Company's Amended and Restated 2006 Stock Incentive Plan, filed as exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 30, 2016 (File No. 1-7819) as filed with the Commission on February 17, 2016 and incorporated herein by reference.

*10.10
Form of Global Restricted Stock Unit Agreement for Employees for usage under the Company's Amended and Restated 2006 Stock Incentive Plan, filed as exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 30, 2016 (File No. 1-7819) as filed with the Commission on February 17, 2016 and incorporated herein by reference.

*10.11
Form of Performance Restricted Stock Unit Agreement for Employees for usage under the Company's Amended and Restated 2006 Stock Incentive Plan, filed as exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 30, 2016 (File No. 1-7819) as filed with the Commission on February 17, 2016 and incorporated herein by reference.

*10.12
Form of Restricted Stock Unit Agreement for Directors for usage under the Company's Amended and Restated 2006 Stock Incentive Plan, filed as exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 30, 2016 (File No. 1-7819) as filed with the Commission on February 17, 2016 and incorporated herein by reference.

*10.13
Analog Devices BV (Ireland) Employee Stock Option Program, as amended, filed as exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended November 2, 2002 (File No. 1-7819) as filed with the Commission on January 29, 2003 and incorporated herein by reference.

*10.14
2016 Executive Performance Incentive Plan, filed as exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2015 (File No. 1-7819) as filed with the Commission on November 24, 2015 and incorporated herein by reference.

†*10.15	2017 Executive Performance Incentive Plan.
*10.16
Analog Devices, Inc. Executive Section 162(m) plan, as amended, filed as exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 2013 (File No. 1-7819) as filed with the Commission on May 21, 2013 and incorporated herein by reference.

*10.17
Form of Employee Retention Agreement, filed as exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 5, 2012 (File No. 1-7819) as filed with the Commission on May 22, 2012 and incorporated herein by reference.

*10.18
Employee Change in Control Severance Policy of Analog Devices, Inc., as amended, filed as exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1999 (File No. 1-7819) as filed with the Commission on January 28, 2000 and incorporated herein by reference.

*10.19
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

*10.21
Form of Indemnification Agreement for Directors and Officers, filed as exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended November 1, 2008 (File No. 1-7819) as filed with the Commission on November 25, 2008 and incorporated herein by reference.

*10.22
Employment Agreement between Hittite Microwave Corporation and Rick D. Hess dated March 13, 2013, filed as exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2015 (File No. 1-7819) as filed with the Commission on February 17, 2015 and incorporated herein by reference.

*10.23
Amendment No. 1 to Employment Agreement between Hittite Microwave Corporation and Rick D. Hess dated August 27, 2013, filed as exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2015 (File No. 1-7819) as filed with the Commission on February 17, 2015 and incorporated herein by reference.

*10.24
Amendment No. 2 to Employment Agreement between Hittite Microwave Corporation and Rick D. Hess dated April 14, 2014, filed as exhibit 10.2 to Hittite Microwave Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014 (File No. 000-51448) as filed with the Commission on May 6, 2014 and incorporated herein by reference.

Exhibit No.	Description
*10.25
Amendment No. 3 to Employment Agreement with Rick D. Hess dated June 9, 2014, filed as exhibit d(3) to the Company's Tender Offer Statement on Schedule TO-T (File No, 005-81515) as filed with the Commission on June 23, 2014 and incorporated herein by reference.

*10.26
Amendment No. 4 to Employment Agreement with Rick D. Hess dated June 9, 2014, filed as exhibit d(4) to the Company’s Tender Offer Statement on Schedule TO-T (File No. 005-81515) as filed with the Commission on June 23, 2014 and incorporated herein by reference.

*10.27
Amendment No. 5 to Employment Agreement with Rick D. Hess dated October 31, 2014, filed as exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2015 (File No. 1-7819) as filed with the Commission on February 17, 2015 and incorporated herein by reference.

*10.28
Employment Contract between Analog Devices International and Richard A. Meaney, dated January 3, 2016, filed as exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 30, 2016 (File No. 1-7819) as filed with the Commission on February 17, 2016 and incorporated herein by reference.

†*10.29	Separation Agreement between Analog Devices, Inc. and Richard A. Meaney, dated November 8, 2016.
10.30
Credit Agreement, dated as of September 23, 2016, among Analog Devices, Inc., as Borrower, JPMorgan Chase Bank, N.A. as Administrative Agent and each lender from time to time party thereto, filed as exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-7819) as filed with the Commission on September 26, 2016 and incorporated herein by reference.

10.31
Amendment and Restatement Agreement, dated as of September 23, 2016, among Analog Devices, Inc., as Borrower, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer and each lender from time to time party thereto, filed as exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 1-7819) as filed with the Commission on September 26, 2016 and incorporated herein by reference.

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
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income for the years ended October 29, 2016, October 31, 2015 and November 1, 2014, (ii) Consolidated Balance Sheets as of October 29, 2016 and October 31, 2015, (iii) Consolidated Statements of Shareholders’ Equity for the years ended October 29, 2016, October 31, 2015 and November 1, 2014, (iv) Consolidated Statements of Comprehensive Income for the years ended October 29, 2016, October 31, 2015 and November 1, 2014, (v) Consolidated Statements of Cash Flows for the years ended October 29, 2016, October 31, 2015 and November 1, 2014, (vi) Notes to Consolidated Financial Statements for the years ended October 29, 2016, October 31, 2015 and November 1, 2014.