Form 10-Q
period 2017-01-28
ANALOG DEVICES INC
filed 2017-02-15
CIK 6281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 28, 2017
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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐    NO  ☑
As of January 28, 2017 there were 309,206,677 shares of common stock of the registrant, $0.16 2/3 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ANALOG DEVICES, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (thousands, except per share amounts)

	Three Months Ended
	January 28, 2017	January 30, 2016
Revenue	$984,449	$769,429
Cost of sales (1)	335,945	292,136
Gross margin	648,504	477,293
Operating expenses:
Research and development (1)	183,954	157,428
Selling, marketing, general and administrative (1)	130,659	107,462
Amortization of intangibles	18,160	17,358
Special charges	49,463	—
	382,236	282,248
Operating income	266,268	195,045
Nonoperating expense (income):
Interest expense	42,614	13,062
Interest income	(10,000)	(3,199)
Other, net	345	3,005
	32,959	12,868
Income before income taxes	233,309	182,177
Provision for income taxes	16,180	17,673
Net income	$217,129	$164,504
Shares used to compute earnings per share – basic	308,786	311,166
Shares used to compute earnings per share – diluted	313,076	314,793
Basic earnings per share	$0.70	$0.53
Diluted earnings per share	$0.69	$0.52
Dividends declared and paid per share	$0.42	$0.40
(1) Includes stock-based compensation expense as follows:
Cost of sales	$1,944	$2,092
Research and development	$7,021	$6,704
Selling, marketing, general and administrative	$7,564	$6,813
See accompanying notes.

ANALOG DEVICES, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) (thousands)

	Three Months Ended
	January 28, 2017	January 30, 2016
Net income	$217,129	$164,504
Foreign currency translation adjustments	(4,962)	(8,114)
Change in fair value of available-for-sale securities classified as short-term investments (net of taxes of $4 and $0, respectively)	219	(75)
Change in fair value of derivative instruments designated as cash flow hedges (net of taxes of $1,395 and $357, respectively)	2,085	(1,580)
Changes in pension plans including prior service cost, transition obligation, net actuarial loss and foreign currency translation adjustments (net of taxes of $101 and $50 respectively)	179	813
Other comprehensive loss	(2,479)	(8,956)
Comprehensive income	$214,650	$155,548

See accompanying notes.

ANALOG DEVICES, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (thousands, except share and per share amounts)

	January 28, 2017	October 29, 2016
ASSETS
Current Assets
Cash and cash equivalents	$4,987,263	$921,132
Short-term investments	1,329,803	3,134,661
Accounts receivable	472,511	477,609
Inventories (1)	365,586	376,555
Prepaid income tax	20,244	6,405
Prepaid expenses and other current assets	58,326	58,501
Total current assets	7,233,733	4,974,863
Property, Plant and Equipment, at Cost
Land and buildings	565,306	564,329
Machinery and equipment	2,017,102	1,994,115
Office equipment	58,934	58,785
Leasehold improvements	59,549	59,649
	2,700,891	2,676,878
Less accumulated depreciation and amortization	2,071,967	2,040,762
Net property, plant and equipment	628,924	636,116
Other Assets
Deferred compensation plan investments	25,699	26,152
Other investments	22,991	21,937
Goodwill	1,677,399	1,679,116
Intangible assets, net	529,516	549,368
Deferred tax assets	34,166	36,005
Other assets	50,943	46,721
Total other assets	2,340,714	2,359,299
	$10,203,371	$7,970,278
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$156,653	$171,439
Deferred income on shipments to distributors, net	356,666	351,538
Income taxes payable	5,346	4,100
Accrued liabilities	292,961	255,857
Total current liabilities	811,626	782,934
Non-current liabilities
Long-term debt	3,805,400	1,732,177
Deferred income taxes	103,244	109,931
Deferred compensation plan liability	25,699	26,152
Other non-current liabilities	150,971	153,466
Total non-current liabilities	4,085,314	2,021,726
Commitments and contingencies
Shareholders’ Equity
Preferred stock, $1.00 par value, 471,934 shares authorized, none outstanding	—	—
Common stock, $0.16 2/3 par value, 1,200,000,000 shares authorized, 309,206,677 shares issued and outstanding (308,170,560 on October 29, 2016)	51,535	51,363
Capital in excess of par value	457,944	402,270
Retained earnings	4,873,245	4,785,799
Accumulated other comprehensive loss	(76,293)	(73,814)
Total shareholders’ equity	5,306,431	5,165,618
	$10,203,371	$7,970,278

(1)	Includes $2,553 and $2,486 related to stock-based compensation at January 28, 2017 and October 29, 2016, respectively.
See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(thousands)

	Three Months Ended
	January 28, 2017	January 30, 2016
Cash flows from operating activities:
Net income	$217,129	$164,504
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	34,379	33,209
Amortization of intangibles	19,947	18,347
Stock-based compensation expense	16,529	15,609
Loss on extinguishment of debt	—	3,290
Excess tax benefit-stock options	(8,102)	(986)
Deferred income taxes	(7,055)	(7,717)
Other non-cash activity	13,071	744
Changes in operating assets and liabilities	28,594	(7,295)
Total adjustments	97,363	55,201
Net cash provided by operating activities	314,492	219,705
Cash flows from investing activities:
Purchases of short-term available-for-sale investments	(326,908)	(1,632,014)
Maturities of short-term available-for-sale investments	1,844,380	1,409,538
Sales of short-term available-for-sale investments	287,601	47,950
Additions to property, plant and equipment	(28,337)	(23,128)
Payments for acquisitions, net of cash acquired	(1,036)	—
Changes in other assets	(5,946)	(6,711)
Net cash provided by (used for) investing activities	1,769,754	(204,365)
Cash flows from financing activities:
Early termination of debt	—	(378,156)
Payments of derivative instruments	—	(33,430)
Proceeds from debt	2,072,306	1,235,331
Payments of deferred financing fees	(5,625)	—
Proceeds from derivative instruments	3,904	—
Dividend payments to shareholders	(129,683)	(124,658)
Repurchase of common stock	(3,106)	(131,977)
Proceeds from employee stock plans	34,432	6,229
Changes in other financing activities	2,221	(2,544)
Excess tax benefit-stock options	8,102	986
Net cash provided by financing activities	1,982,551	571,781
Effect of exchange rate changes on cash	(666)	(1,032)
Net increase in cash and cash equivalents	4,066,131	586,089
Cash and cash equivalents at beginning of period	921,132	884,353
Cash and cash equivalents at end of period	$4,987,263	$1,470,442
See accompanying notes.

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 28, 2017
(all tabular amounts in thousands except per share amounts and percentages)

Note 1 – Basis of Presentation
In the opinion of management, the information furnished in the accompanying condensed consolidated financial statements reflects all normal recurring adjustments that are necessary to fairly state the results for these interim periods and should be read in conjunction with Analog Devices, Inc.’s (the Company) Annual Report on Form 10-K for the fiscal year ended October 29, 2016 (fiscal 2016) and related notes. The results of operations for the interim periods shown in this report are not necessarily indicative of the results that may be expected for the fiscal year ending October 28, 2017 (fiscal 2017) or any future period.
Certain amounts reported in previous periods have been reclassified to conform to the fiscal 2017 presentation. Such reclassified amounts are immaterial.
The Company has a 52-53 week fiscal year that ends on the Saturday closest to the last day in October. Fiscal 2017 and fiscal 2016 are 52-week fiscal years.
Proposed acquisition of Linear Technology Corporation
On July 26, 2016, the Company entered into a definitive agreement (the “Merger Agreement”) to acquire Linear Technology Corporation (“Linear”), an independent manufacturer of high performance linear integrated circuits. See Note 14, Acquisitions, for additional information.

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
As of January 28, 2017 and October 29, 2016, the Company had gross deferred revenue of $438.4 million and $432.3 million, respectively, and gross deferred cost of sales of $81.7 million and $80.8 million, respectively.
The Company generally offers a twelve-month warranty for its products. The Company’s warranty policy provides for replacement of defective products. Specific accruals are recorded for known product warranty issues. Product warranty expenses during each of the three-month periods ended January 28, 2017 and January 30, 2016 were not material.

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
Modification of Awards — The Company has from time to time modified the vesting terms of its equity awards to employees and directors. The modifications made to the Company’s equity awards in the first three months of fiscal 2017 or fiscal 2016 did not result in significant incremental compensation costs, either individually or in the aggregate.
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
Information pertaining to the Company’s stock option awards and the related estimated weighted-average assumptions to calculate the fair value of stock options using the Black-Scholes valuation model granted during the three-month periods ended January 28, 2017 and January 30, 2016 are as follows:

	Three Months Ended
Stock Options	January 28, 2017	January 30, 2016
Options granted (in thousands)	15	36
Weighted-average exercise price	$68.48	$54.88
Weighted-average grant-date fair value	$12.38	$12.16
Assumptions:
Weighted-average expected volatility	24.7%	31.3%
Weighted-average expected term (in years)	5.1	5.3
Weighted-average risk-free interest rate	1.7%	1.7%
Weighted-average expected dividend yield	2.5%	2.9%
The Company utilizes the Monte Carlo simulation valuation model to value market-based restricted stock units. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the performance conditions stipulated in the award grant and calculates the fair market value for the market-based restricted stock units granted. The Monte Carlo simulation model also uses stock price volatility and other variables to estimate the probability of satisfying the performance conditions, including the possibility that the market condition may not be satisfied, and the resulting fair value of the award. Market-based restricted stock units were not granted during the three-month periods ended January 28, 2017 and January 30, 2016.
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
Stock-Based Compensation Expense
The amount of stock-based compensation expense recognized during a period is based on the value of the awards that are ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock-based award. Based on an analysis of its historical forfeitures, the Company has applied an annual forfeiture rate of 4.7% to all unvested stock-based awards as of January 28, 2017. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those options that vest.

Additional paid-in-capital (APIC) Pool
The APIC pool represents the excess tax benefits related to share-based compensation that are available to absorb future tax deficiencies. If the amount of future tax deficiencies is greater than the available APIC pool, the Company records the excess as income tax expense in its condensed consolidated statements of income. During the three-month periods ended January 28, 2017 and January 30, 2016, the Company had a sufficient APIC pool to cover any tax deficiencies recorded and as a result, these deficiencies did not affect its results of operations.
Stock-Based Compensation Activity
A summary of the activity under the Company’s stock option plans as of January 28, 2017 and changes during the three-month period then ended is presented below:

Activity during the Three Months Ended January 28, 2017	Options Outstanding (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at October 29, 2016	11,704	$44.43
Options granted	15	$68.48
Options exercised	(968)	$35.72
Options forfeited	(41)	$52.03
Options expired	(6)	$33.19
Options outstanding at January 28, 2017	10,704	$45.22	6.0	$339,372
Options exercisable at January 28, 2017	5,661	$38.47	4.5	$217,735
Options vested or expected to vest at January 28, 2017 (1)	10,379	$44.93	6.0	$332,152

(1)
In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. The number of options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

During the three months ended January 28, 2017, the total intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) was $35.6 million, and the total amount of proceeds received by the Company from the exercise of these options was $34.4 million.
During the three months ended January 30, 2016, the total intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) was $4.3 million, and the total amount of proceeds received by the Company from the exercise of these options was $6.2 million.
A summary of the Company’s restricted stock unit award activity as of January 28, 2017 and changes during the three-month period then ended is presented below:

Activity during the Three Months Ended January 28, 2017	Restricted Stock Units Outstanding (in thousands)	Weighted- Average Grant- Date Fair Value Per Share
Restricted stock units outstanding at October 29, 2016	2,690	$50.11
Units granted	5	$64.22
Restrictions lapsed	(108)	$46.18
Forfeited	(17)	$49.93
Restricted stock units outstanding at January 28, 2017	2,570	$50.31
As of January 28, 2017, there was $95.4 million of total unrecognized compensation cost related to unvested stock-based awards comprised of stock options and restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.3 years. The total grant-date fair value of shares that vested during the three-month period ended January 28, 2017 was approximately $5.1 million. The total grant-date fair value of shares that vested during the three-month period ended January 30, 2016 was approximately $9.3 million.

Note 4 – Accumulated Other Comprehensive Income (Loss)

The following table provides the changes in accumulated other comprehensive income (loss) (OCI) by component and the related tax effects during the first three months of fiscal 2017.

	Foreign currency translation adjustment	Unrealized holding gains on available for sale securities classified as short-term investments	Unrealized holding (losses) on available for sale securities classified as short-term investments	Unrealized holding gains (losses) on derivatives	Pension plans	Total
October 29, 2016	$(24,063)	$800	$(281)	$(18,884)	$(31,386)	$(73,814)
Other comprehensive income (loss) before reclassifications	(4,962)	(4)	219	(856)	(176)	(5,779)
Amounts reclassified out of other comprehensive income (loss)	—	—	—	4,336	456	4,792
Tax effects	—	11	(7)	(1,395)	(101)	(1,492)
Other comprehensive income (loss)	(4,962)	7	212	2,085	179	(2,479)
January 28, 2017	$(29,025)	$807	$(69)	$(16,799)	$(31,207)	$(76,293)

The amounts reclassified out of accumulated other comprehensive income (loss) with presentation location during each period were as follows:

	Three Months Ended
Comprehensive Income Component	January 28, 2017	January 30, 2016	Location
Unrealized holding losses (gains) on derivatives
Currency forwards	$1,700	$1,479	Cost of sales
	1,014	663	Research and development
	1,093	794	Selling, marketing, general and administrative
Interest rate derivatives	529	283	Interest expense
	4,336	3,219	Total before tax
	(855)	(510)	Tax
	$3,481	$2,709	Net of tax

Amortization of pension components
Transition obligation	$3	$4	(a)
Prior service credit	(2)	—	(a)
Actuarial losses	455	167	(a)
	456	171	Total before tax
	(101)	(50)	Tax
	$355	$121	Net of tax

Total amounts reclassified out of accumulated other comprehensive income (loss), net of tax	$3,836	$2,830
______________
a) The amortization of pension components is included in the computation of net periodic pension cost. For further information see Note 13, Retirement Plans, contained in Item 8 of the Annual Report on Form 10-K for the fiscal year ended October 29, 2016.

The Company estimates $4.5 million of forward foreign currency derivative instruments included in OCI will be reclassified into earnings within the next twelve months. There was no ineffectiveness related to designated forward foreign currency derivative instruments in the three-month periods ended January 28, 2017 and January 30, 2016.
Gross unrealized gains and losses on available-for-sale securities classified as short-term investments at January 28, 2017 and October 29, 2016 are as follows:

	January 28, 2017	October 29, 2016
Unrealized gains on securities classified as short-term investments	$842	$846
Unrealized losses on securities classified as short-term investments	(75)	(294)
Net unrealized gains on securities classified as short-term investments	$767	$552
As of January 28, 2017, the Company held 104 investment securities, 19 of which were in an unrealized loss position with gross unrealized losses of $0.1 million and an aggregate fair value of $376.8 million. As of October 29, 2016, the Company held 100 investment securities, 25 of which were in an unrealized loss position with gross unrealized losses of $0.3 million and an aggregate fair value of $729.6 million. These unrealized losses were primarily related to corporate obligations that earn lower interest rates than current market rates. None of these investments have been in a loss position for more than twelve months. As the Company does not intend to sell these investments and it is unlikely that the Company will be required to sell the investments before recovery of their amortized basis, which will be at maturity, the Company does not consider those investments to be other-than-temporarily impaired at January 28, 2017 and October 29, 2016.
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
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	January 28, 2017	January 30, 2016
Net Income	$217,129	$164,504
Basic shares:
Weighted-average shares outstanding	308,786	311,166
Earnings per share basic:	$0.70	$0.53
Diluted shares:
Weighted-average shares outstanding	308,786	311,166
Assumed exercise of common stock equivalents	4,290	3,627
Weighted-average common and common equivalent shares	313,076	314,793
Earnings per share diluted:	$0.69	$0.52
Anti-dilutive shares related to:
Outstanding stock options	66	2,597

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
The following tables display the special charges taken for actions in fiscal 2017 and fiscal 2016 and a roll-forward from October 29, 2016 to January 28, 2017 of the employee separation and exit cost accruals established related to these actions.

	Reduction of Operating Costs Action	Early Retirement Action	Total Special Charges
Statements of Income
Fiscal 2016 - Workforce reductions	$13,684	$—	13,684
Fiscal 2017 - Workforce reductions	$8,126	$41,337	$49,463

Accrued Restructuring	Reduction of Operating Costs Action	Early Retirement Action
Balance at October 29, 2016	$12,374	$—
Fiscal 2017 special charge	8,126	41,337
Severance and other payments	(2,611)	(199)
Effect of foreign currency on accrual	(6)	—
Balance at January 28, 2017	$17,883	$41,138

Early Retirement Offer Action
During the first quarter of fiscal 2017, the Company initiated an early retirement offer. This resulted in a special charge of approximately $41.3 million for severance, related benefits and other costs in accordance with this program for 225 manufacturing, engineering and selling, marketing, general and administrative (SMG&A) employees. As of January 28, 2017, the Company still employed all of the 225 employees included in these cost reduction actions. These employees must continue to be employed by the Company until their employment is terminated in order to receive the severance benefits.

Reduction of Operating Costs Action
During the second quarter of fiscal 2016, the Company recorded special charges of approximately $13.7 million for severance and fringe benefit costs in accordance with the Company's ongoing benefit plan for 123 manufacturing, engineering and SMG&A employees. As of January 28, 2017, the Company still employed 31 of the 123 employees included in this cost reduction action. These employees must continue to be employed by the Company until their employment is involuntarily terminated in order to receive the severance benefits.
During the first quarter of fiscal 2017, the Company recorded special charges of approximately $8.1 million for severance and fringe benefit costs in accordance with the Company's ongoing benefit plan or statutory requirements at foreign locations for 177 manufacturing, engineering and SMG&A employees. As of January 28, 2017, the Company still employed all of the 177 employees included in this cost reduction action. These employees must continue to be employed by the Company until their employment is terminated in order to receive the severance benefits.

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

	Three Months Ended
	January 28, 2017			January 30, 2016
	Revenue	% of Revenue	Y/Y%	Revenue	% of Revenue*
Industrial	$401,481	41%	15%	$348,402	45%
Automotive	138,585	14%	10%	126,355	16%
Consumer	270,408	27%	113%	126,838	16%
Communications	173,975	18%	4%	167,834	22%
Total revenue	$984,449	100%	28%	$769,429	100%
____________
* The sum of the individual percentages does not equal the total due to rounding.
Revenue Trends by Geographic Region
Revenue by geographic region, based on the primary location of the Company's customers’ design activity for its products, for the three-month periods ended January 28, 2017 and January 30, 2016 were as follows:

	Three Months Ended
Region	January 28, 2017	January 30, 2016
United States	$430,998	$266,669
Rest of North and South America	22,957	20,712
Europe	226,335	216,716
Japan	88,891	70,222
China	152,983	138,723
Rest of Asia	62,285	56,387
Total revenue	$984,449	$769,429
In the three-month periods ended January 28, 2017 and January 30, 2016, the predominant country comprising “Rest of North and South America” is Canada; the predominant countries comprising “Europe” are Germany, Sweden, France and the United Kingdom; and the predominant countries comprising “Rest of Asia” are South Korea and Taiwan.

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
The tables below, set forth by level, presents the Company’s financial assets and liabilities, excluding accrued interest components that are accounted for at fair value on a recurring basis as of January 28, 2017 and October 29, 2016. The tables exclude cash on hand and assets and liabilities that are measured at historical cost or any basis other than fair value. As of January 28, 2017 and October 29, 2016, the Company held $487.6 million and $252.5 million, respectively, of cash and held-to-maturity investments that were excluded from the tables below.

	January 28, 2017
	Fair Value measurement at Reporting Date using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents:
Available-for-sale:
Institutional money market funds	$2,282,633	$—	$—	$2,282,633
Corporate obligations (1)	—	2,301,646	—	2,301,646
Short-term investments:
Available-for-sale:
Securities with one year or less to maturity:
Corporate obligations (1)	—	1,132,109	—	1,132,109
Floating rate notes (1)	—	113,044	—	113,044
Other assets:
Deferred compensation investments	29,447	—	—	29,447
Forward foreign currency exchange contracts (2)	—	—	—	—
Total assets measured at fair value	$2,312,080	$3,546,799	$—	$5,858,879
Liabilities
Contingent consideration	—	—	7,639	7,639
Forward foreign currency exchange contracts (2)	—	6,062	—	6,062
Total liabilities measured at fair value	$—	$6,062	$7,639	$13,701

(1)	The amortized cost of the Company’s investments classified as available-for-sale as of January 28, 2017 was $3.5 billion.

(2)	The Company has a master netting arrangement by counterparty with respect to derivative contracts. See Note 9, Derivatives, for more information related to the Company's master netting arrangements.

	October 29, 2016
	Fair Value measurement at Reporting Date using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents:
Available-for-sale:
Institutional money market funds	$277,595	$—	$—	$277,595
Corporate obligations (1)	—	415,660	—	415,660
Short-term investments:
Available-for-sale:
Securities with one year or less to maturity:
Corporate obligations (1)	—	2,518,148	—	2,518,148
Floating rate notes, issued at par	—	29,989	—	29,989
Floating rate notes (1)	—	561,874	—	561,874
Other assets:
Deferred compensation investments	26,916	—	—	26,916
Total assets measured at fair value	$304,511	$3,525,671	$—	$3,830,182
Liabilities
Contingent consideration	—	—	7,555	7,555
Forward foreign currency exchange contracts (2)	—	5,231	—	5,231
Total liabilities measured at fair value	$—	$5,231	$7,555	$12,786

(1)	The amortized cost of the Company’s investments classified as available-for-sale as of October 29, 2016 was $3.5 billion.

(2)	The Company has a master netting arrangement by counterparty with respect to derivative contracts. See Note 9, Derivatives, for more information related to the Company's master netting arrangements.
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
The fair value measurement of the contingent consideration encompasses the following significant unobservable inputs:

Unobservable Inputs	Range
Estimated contingent consideration payments	$8,500
Discount rate	0% - 2%
Timing of cash flows	1 - 3 years
Probability of achievement	90% - 100%
Changes in the fair value of the contingent consideration are recognized in operating income in the period of the estimated fair value change. Significant increases or decreases in any of the inputs in isolation may result in a fluctuation in the fair value measurement.
The following table summarizes the change in the fair value of the contingent consideration measured using significant unobservable inputs (Level 3) from October 29, 2016 to January 28, 2017:

Contingent Consideration
Balance as of October 29, 2016	$7,555
Fair value adjustment (1)	84
Balance as of January 28, 2017	$7,639
(1) Recorded in research and development expense in the Company's condensed consolidated statements of income.
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
On June 3, 2013, the Company issued $500.0 million aggregate principal amount of 2.875% senior unsecured notes due June 1, 2023 (the 2023 Notes) with semi-annual fixed interest payments due on June 1 and December 1 of each year, commencing December 1, 2013. The fair value of the 2023 Notes as of January 28, 2017 and October 29, 2016 was $491.4 million and $501.3 million, respectively, and is classified as a Level 1 measurement according to the fair value hierarchy.
On December 14, 2015, the Company issued $850.0 million aggregate principal amount of 3.9% senior unsecured notes due December 15, 2025 (the 2025 Notes) and $400.0 million aggregate principal amount of 5.3% senior unsecured notes due December 15, 2045 (the 2045 Notes) with semi-annual fixed interest payments due on June 15 and December 15 of each year, commencing June 15, 2016. The fair value of the 2025 Notes and 2045 Notes as of January 28, 2017 was $866.0 million and $436.4 million, respectively, and are classified as a Level 1 measurements according to the fair value hierarchy. The fair value of the 2025 Notes and 2045 Notes as of October 29, 2016 was $901.5 million and $425.1 million, respectively.
On December 5, 2016, the Company issued $400.0 million aggregate principal amount of 2.5% senior unsecured notes due December 5, 2021 (the 2021 Notes), $550.0 million aggregate principal amount of 3.125% senior unsecured notes due December 5, 2023 (the December 2023 Notes), $900.0 million aggregate principal amount of 3.5% senior unsecured notes due December 5, 2026 (the 2026 Notes) and $250.0 million aggregate principal amount of 4.5% senior unsecured notes due December 5, 2036 (the 2036 Notes) with semi-annual fixed interest payments due on June 5 and December 5 of each year, commencing June 5, 2017. The fair value of the 2021 Notes, December 2023 Notes, 2026 Notes and 2036 Notes as of January 28, 2017 was $394.9 million, $543.1 million, $880.1 million and $246.1 million, respectively, and are classified as a Level 1 measurements according to the fair value hierarchy.

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
The total notional amount of forward foreign currency derivative instruments designated as hedging instruments of cash flow hedges denominated in Euros, British Pounds, Philippine Pesos and Japanese Yen as of January 28, 2017 and October 29, 2016 was $173.4 million and $179.5 million, respectively. The fair value of forward foreign currency derivative instruments designated as hedging instruments in the Company’s condensed consolidated balance sheets as of January 28, 2017 and October 29, 2016 was as follows:

		Fair Value At
	Balance Sheet Location	January 28, 2017	October 29, 2016
Forward foreign currency exchange contracts	Accrued liabilities	$6,705	$5,260
Additionally, the Company enters into forward foreign currency contracts that economically hedge the gains and losses generated by the re-measurement of certain recorded assets and liabilities in a non-functional currency. Changes in the fair value of these undesignated hedges are recognized in other (income) expense immediately as an offset to the changes in the fair value of the asset or liability being hedged. As of January 28, 2017 and October 29, 2016, the total notional amount of these undesignated hedges was $69.5 million and $46.2 million, respectively. The fair value of these undesignated hedges in the Company’s condensed consolidated balance sheets as of January 28, 2017 and October 29, 2016 was immaterial.
All of the Company’s derivative financial instruments are eligible for netting arrangements that allow the Company and its counterparties to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled under these arrangements have been presented in the Company's condensed consolidated balance sheet on a net basis. As of January 28, 2017 and October 29, 2016, none of the master netting arrangements involved collateral. The following table presents the gross amounts of the Company's derivative assets and liabilities and the net amounts recorded in the Company's condensed consolidated balance sheet:

	January 28, 2017	October 29, 2016
Gross amount of recognized liabilities	$(7,186)	$(5,788)
Gross amounts of recognized assets offset in the condensed consolidated balance sheet	1,124	557
Net liabilities presented in the condensed consolidated balance sheet	$(6,062)	$(5,231)
Interest Rate Exposure Management — The Company's current and future debt may be subject to interest rate risk. The Company utilizes interest rate derivatives to alter interest rate exposure in an attempt to reduce the effects of these changes.
The market risk associated with the Company’s derivative instruments results from currency exchange rate or interest rate movements that are expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. The counterparties to the agreements relating to the Company’s derivative instruments consist of a number of major international financial institutions with high credit ratings. Based on the credit ratings of the Company’s counterparties as of January 28, 2017 and October 31, 2016, nonperformance is not perceived to be a significant risk. Furthermore, none of the Company’s derivatives are subject to collateral or other security arrangements and none contain provisions that are dependent on the Company’s credit ratings from any credit rating agency. While the contract or notional amounts of derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of the Company’s exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of counterparties to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparties’ obligations under the contracts exceed the obligations of the Company to the counterparties. As a result of the above considerations, the Company does not consider the risk of counterparty default to be significant.
The Company records the fair value of its derivative financial instruments in its condensed consolidated financial statements in other current assets, other assets or accrued liabilities, depending on their net position, regardless of the purpose or intent for holding the derivative contract. Changes in the fair value of the derivative financial instruments are either recognized periodically in earnings or in shareholders’ equity as a component of OCI. Changes in the fair value of cash flow hedges are recorded in OCI and reclassified into earnings when the underlying contract matures and, for interest rate exposure derivatives, over the term of the corresponding debt instrument. Changes in the fair values of derivatives not qualifying for hedge accounting or the ineffective portion of designated hedges are reported in earnings as they occur.

For information on the unrealized holding gains (losses) on derivatives included in and reclassified out of accumulated other comprehensive income into the condensed consolidated statement of income related to forward foreign currency exchange contracts, see Note 4, Accumulated Other Comprehensive Income (Loss).

Note 10 – Goodwill and Intangible Assets
Goodwill
The Company evaluates goodwill for impairment annually, as well as whenever events or changes in circumstances suggest that the carrying value of goodwill may not be recoverable. The Company tests goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis on the first day of the fourth quarter (on or about August 1) or more frequently if indicators of impairment exist. For the Company's latest annual impairment assessment that occurred as of July 31, 2016, the Company identified its reporting units to be its seven operating segments. The performance of the test involves a two-step process. The first step of the quantitative impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company determines the fair value of its reporting units using a weighting of the income and market approaches. Under the income approach, the Company uses a discounted cash flow methodology which requires management to make significant estimates and assumptions related to forecasted revenues, gross profit margins, operating income margins, working capital cash flow, perpetual growth rates, and long-term discount rates, among others. For the market approach, the Company uses the guideline public company method. Under this method the Company utilizes information from comparable publicly traded companies with similar operating and investment characteristics as the reporting units to create valuation multiples that are applied to the operating performance of the reporting unit being tested in order to obtain their respective fair values. In order to assess the reasonableness of the calculated reporting unit fair values, the Company reconciles the aggregate fair values of its reporting units (determined as described above) to its current market capitalization, allowing for a reasonable control premium. If the carrying amount of a reporting unit, calculated using the above approaches, exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that reporting unit. There was no impairment of goodwill in any period presented. The Company's next annual impairment assessment will be performed as of the first day of the fourth quarter of fiscal 2017 unless indicators arise that would require the Company to re-evaluate at an earlier date. The following table presents the changes in goodwill during the first three months of fiscal 2017:

Three Months Ended
January 28, 2017
Balance as of October 29, 2016	$1,679,116
Goodwill adjustment related to acquisitions (1)	1,044
Foreign currency translation adjustment	(2,761)
Balance as of January 28, 2017	$1,677,399
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
Definite-lived intangible assets, are amortized on a straight-line basis over their estimated useful lives or on an accelerated method of amortization that is expected to reflect the estimated pattern of economic use. In-process research and development (IPR&D) assets are considered indefinite-lived intangible assets until completion or abandonment of the associated research and development (R&D) efforts. Upon completion of the projects, the IPR&D assets are re-classed to technology-based intangible assets and amortized over their estimated useful lives.
As of January 28, 2017 and October 29, 2016, the Company’s intangible assets consisted of the following:

	January 28, 2017		October 29, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$649,153	$177,015	$649,159	$158,979
Technology-based	38,726	11,744	38,731	9,958
Trade-name	600	135	600	60
Backlog	200	50	200	—
IPR&D	29,781	—	29,675	—
Total (1)(2)	$718,460	$188,944	$718,365	$168,997
___________
(1) Foreign intangible asset carrying amounts are affected by foreign currency translation.
(2) Increases in intangible assets relate to other acquisitions that were not material to the Company on either an individual or aggregate basis.

Intangible assets, along with the related accumulated amortization, are removed from the table above at the end of the fiscal year they become fully amortized.
For the three-month periods ended January 28, 2017 and January 30, 2016, amortization expense related to finite-lived intangible assets was $19.9 million and $18.3 million, respectively. The remaining amortization expense will be recognized over an estimated weighted average life of approximately 3.4 years.
The Company expects annual amortization expense for intangible assets to be:

Fiscal Year	Amortization Expense
Remainder of fiscal 2017	$59,846
2018	$78,475
2019	$75,286
2020	$75,047
2021	$74,627

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
Net periodic pension cost of non-U.S. plans is presented in the following table:

	Three Months Ended
	January 28, 2017	January 30, 2016
Service cost	$1,648	$1,379
Interest cost	884	938
Expected return on plan assets	(1,006)	(981)
Amortization of initial net obligation	3	4
Amortization of prior service cost	(2)	—
Amortization of net loss	455	167
Net periodic pension cost	$1,982	$1,507

Note 12 – Debt
On July 26, 2016, the Company entered into a definitive agreement to acquire Linear. In connection with the proposed acquisition, the Company announced that it had obtained a 364-day senior unsecured bridge facility in an aggregate principal amount of up to $7.5 billion (364-day Bridge) and a 90-day senior unsecured bridge facility in an aggregate principal amount of up to $4.1 billion. The bridge financing commitments expire on April 26, 2017, but may be extended until October 26, 2017 under certain conditions. As discussed below, as a result of entering into the term loan facility and the issuance of $2.1 billion senior unsecured notes, the 364-day Bridge financing was terminated. In total, the Company expects to incur fees for the bridge financing commitments of approximately $36.7 million, of which $28.7 million was recorded as debt issuance costs in the third quarter of fiscal 2016 and is being amortized into interest expense over the term of the bridge financing commitments. As a result of entering into the term loan facility and senior unsecured notes described below, $13.7 million and $7.2 million of unamortized bridge fees relating to the 364-day Bridge were accelerated and amortized into interest expense in the fourth quarter of fiscal 2016 and first quarter of fiscal 2017, respectively.
On September 23, 2016, the Company entered into a term loan facility consisting of a 3-year unsecured term loan facility in the principal amount of $2.5 billion and a 5-year unsecured term loan facility in the principal amount of $2.5 billion established pursuant to a credit agreement with the Company as the borrower and JP Morgan Chase Bank, N.A. as administrative agent and other banks identified therein as lenders (Term Loan Agreement). The term loan facility replaced $5.0 billion of the 364-day Bridge. The closing date and availability of the initial borrowings under the Term Loan Agreement are conditioned upon the consummation of the acquisition of Linear. The commitments are automatically terminated on the earlier of the making of the loans to the Company on the closing date of the acquisition of Linear or October 26, 2017. The Company has agreed to pay a ticking fee based on the Company’s debt rating from time to time, accruing beginning 60 days following the effectiveness of the Term Loan Agreement and continuing until the earlier of the termination of the commitments or the closing date of the acquisition of Linear.
On December 5, 2016, the Company issued $400.0 million aggregate principal amount of 2.5% senior unsecured notes due December 5, 2021 (the 2021 Notes), $550.0 million aggregate principal amount of 3.125% senior unsecured notes due December 5, 2023 (the December 2023 Notes), $900.0 million aggregate principal amount of 3.5% senior unsecured notes due December 5, 2026 (the 2026 Notes) and $250.0 million aggregate principal amount of 4.5% senior unsecured notes due December 5, 2036 (the 2036 Notes, and together with the 2021 Notes, the December 2023 Notes and the 2026 Notes, the Notes) with semi-annual fixed interest payments due on June 5 and December 5 of each year, commencing June 5, 2017. The Notes were sold in an underwritten public offering pursuant to the terms of an underwriting agreement, dated as of November 30, 2016, among the Company and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC and MUFG Securities Americas Inc., as representatives of the several underwriters named therein. The net proceeds of the offering were $2.1 billion, after discount and issuance costs. Debt discount and issuance costs will be amortized through interest expense over the term of the Notes. The Notes were issued pursuant to an indenture, as supplemented by a supplemental indenture, and the indenture and supplemental indenture contain certain covenants, events of default and other customary provisions. As of January 28, 2017, the Company was compliant with these covenants. The Notes are subordinated to any future secured debt and to the other liabilities of the Company's subsidiaries. The issuance of the Notes replaced the remaining $2.5 billion of the 364-day Bridge. If (1) the Company’s pending acquisition of Linear is not consummated or the Merger Agreement is terminated on or prior to April 26, 2017, which may be extended under certain circumstances to October 26, 2017, or (2) the Company notifies the trustee in writing or otherwise announces that it will not pursue the consummation of the acquisition, then the 2021 Notes, the December 2023 Notes and the 2036 Notes will be subject to a special mandatory redemption at a price equal to 101% of the aggregate principal amount of each such series of notes plus accrued and unpaid interest, if any, to the special mandatory redemption date. The 2026 Notes will not be subject to the special mandatory redemption.
In addition, the Company expects to incur approximately $4.0 million in customary fees, including ticking fees, related to the future financing arrangements as well as its revolving credit facility, of which approximately $0.7 million was recorded as debt issuance costs in fiscal 2016 and is being amortized into interest expense over the term of the associated financing arrangements and of which $1.2 million was expensed in the first quarter of fiscal 2017. Additional fees will be incurred in connection with the Term Loan Agreement and when the remaining bridge financing commitments are drawn.

The Company’s debt consisted of the following as of January 28, 2017 and October 29, 2016:

	January 28, 2017		October 29, 2016
	Principal	Unamortized discount and debt issuance costs	Principal	Unamortized discount and debt issuance costs
2021 Notes, due December 2021	400,000	4,432	—	—
2023 Notes, due June 2023	500,000	3,895	500,000	4,047
2023 Notes, due December 2023	550,000	6,042	—	—
2025 Notes, due December 2025	850,000	7,816	850,000	8,034
2026 Notes, due December 2026	900,000	12,594	—	—
2036 Notes, due December 2036	250,000	4,129	—	—
2045 Notes, due December 2045	400,000	5,692	400,000	5,742
Total Long-Term Debt	$3,850,000	$44,600	$1,750,000	$17,823

Note 13 – Inventories
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
Inventories at January 28, 2017 and October 29, 2016 were as follows:

	January 28, 2017	October 29, 2016
Raw materials	$20,446	$20,263
Work in process	228,516	232,196
Finished goods	116,624	124,096
Total inventories	$365,586	$376,555

Note 14 – Acquisitions
Proposed acquisition of Linear Technology Corporation
On July 26, 2016, the Company entered into the Merger Agreement to acquire Linear. Under the terms of the agreement, Linear stockholders will receive, for each outstanding share of Linear common stock, $46.00 in cash and 0.2321 of a share of the Company’s common stock at the closing. Based on the number of outstanding shares of Linear common stock as of July 26, 2016 and the Company's 5-day volume weighted average price as of July 21, 2016, the value of the total consideration to be paid by the Company is estimated to be approximately $14.8 billion, to be funded with the issuance of approximately 58.0 million new shares of the Company’s common stock, approximately $9.0 billion from the bridge and term loan facilities and the remainder from proceeds received from the Company's issuance of the Notes.
On October 18, 2016, Linear stockholders approved the Merger Agreement. The Company has received antitrust clearance in the United States, Germany, Japan, Israel, Korea and Romania. The Company currently expects the transaction to be completed by the end of the second quarter of fiscal 2017, subject to receipt of the remaining required regulatory clearances and the satisfaction or waiver of the other conditions contained in the Merger Agreement. The Merger Agreement includes termination rights for both the Company and Linear. Under certain circumstances, including if the proposed merger is terminated due to a failure to obtain the required regulatory clearances, the Company may be required to pay Linear a termination fee of $700.0 million.
In connection with the planned acquisition, the Company has obtained bridge financing commitments, entered into the Term Loan Agreement and issued $2.1 billion of Notes. See Note 12, Debt, of these Notes to Condensed Consolidated Financial Statements for further information on these financing commitments. These sources of financing together with the issuance of the new shares of the Company's common stock are expected to be sufficient to finance the acquisition. During the first quarter of fiscal 2017, the Company incurred approximately $8.0 million of transaction-related costs recorded within SMG&A expenses in the Company's Condensed Consolidated Statement of Income.

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
The Company has filed a petition with the U.S. Tax Court for one open matter for fiscal years 2006 and 2007 that pertains to Section 965 of the Internal Revenue Code related to the beneficial tax treatment of dividends paid from foreign owned companies under The American Jobs Creation Act. A favorable ruling was rendered by the U.S. Tax Court on November 22, 2016. The Company recorded a $36.5 million reserve for this potential liability in the fourth quarter of fiscal 2013 and has retained it as of January 28, 2017 since the ultimate outcome depends on whether the Internal Revenue Service will appeal the U.S. Tax Court’s decision.
All of the Company's U.S. federal tax returns prior to fiscal year 2013 are no longer subject to examination.
All of the Company's Ireland tax returns prior to fiscal year 2012 are no longer subject to examination.

Note 16 – New Accounting Pronouncements
Standards Implemented
Business combinations
In September 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (ASU 2015-16). The update requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The update also requires that the acquirer record, in the financial statements of the period in which adjustments to provisional amounts are determined, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The new standard is effective prospectively for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2015-16 in the first quarter of fiscal 2017. The impact of the adoption will be dependent any future measurement period adjustments for acquisitions.
Intangibles-Goodwill and other
In April 2015, the FASB issued ASU 2015-05, Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40) - Customer's Accounting for Fees Paid in a Cloud Computing Arrangement (ASU 2015-05), which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. Consequently, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. The guidance in ASU 2015-05 is effective for fiscal years beginning after December 15, 2015 and early adoption is permitted. The adoption of ASU 2015-05 in the first quarter of fiscal 2017 did not impact the Company's financial position or results of operations.
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

Entities are required to disclose the accounting policy election and the date used to measure defined benefit plan assets and obligations. ASU 2015-04 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early application is permitted. Amendments should be applied prospectively. The adoption of ASU 2015-04 in the first quarter of fiscal 2017 did not impact the Company’s financial position or results of operations.
Consolidation
In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis (ASU 2015-02). ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. A reporting entity may apply the amendments in this guidance using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. A reporting entity also may apply the amendments retrospectively. The adoption of ASU 2015-02 in the first quarter of fiscal 2017 did not impact the Company’s financial position or results of operations.
Stock Compensation
In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (ASU 2014-12), which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. The adoption of ASU 2014-12 in the first quarter of fiscal 2017 did not impact the Company's financial position or results of operations.
Standards to Be Implemented
Intangibles - Goodwill and Other
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350) (ASU 2017-04). ASU 2017-04 simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual, or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. A goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The amendment should be applied on a prospective basis. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. ASU 2017-04 is effective for the Company in the first quarter of the fiscal year ending October 30, 2021 (fiscal 2021). The Company is currently evaluating the adoption date and the impact, if any, adoption will have on its financial position and results of operations.
Business combinations
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business (ASU 2017-01). ASU 2017-07 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company will adopt ASU 2016-06 in the first quarter of the fiscal year ending November 2, 2019 (fiscal 2019). The impact of the adoption on the Company's financial position and results of operations will be dependent any future acquisitions or disposals.
Income Taxes
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) (ASU 2016-16). ASU 2016-16 will require an entity to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of an annual reporting period for which financial statements have not been issued or made available for issuance. ASU-2016-16 is effective for the Company in the first quarter of fiscal 2019. The Company is currently evaluating the adoption date and the impact, if any, adoption will have on its financial position and results of operations.

Statement of Cash Flows
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). ASU 2016-15 provides guidance on several specific cash flow issues, including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims and distributions received from equity method investees. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted in any interim or annual period. ASU-2016-15 is effective for the Company in the first quarter of fiscal 2019. The Company is currently evaluating the adoption date and the impact, if any, adoption will have on its statement of cash flows.
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
Derivatives and Hedging
In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments (ASU 2016-06). ASU 2016-06 clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under ASU 2016-06 is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. ASU 2016-06 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. ASU 2016-06 is effective for the Company in the first quarter of fiscal 2019. The Company is currently evaluating the adoption date and the impact, if any, adoption will have on its financial position and results of operations.
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
Inventory
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330) - Simplifying the Measurement of Inventory (ASU 2015-11), which simplifies the subsequent measurement of inventories by replacing the lower of cost or market test with a lower of cost and net realizable value test. The guidance applies only to inventories for which cost is determined by methods other than last-in first-out (LIFO) and the retail inventory method. The guidance in ASU 2015-11 is effective for fiscal years beginning after December 15, 2016 and early adoption is permitted. ASU 2015-11 is effective for the Company in the first quarter of fiscal 2018. The Company is currently evaluating the adoption date and the impact, if any, adoption will have on its financial position and results of operations.
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
Revenue Recognition
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has issued several amendments and updates to the new revenue standard, including guidance related to when an entity should recognize revenue gross as a principal or net as an agent and how an entity should identify performance obligations.  As amended, ASU 2014-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, which is the Company's first quarter of fiscal 2019. Early adoption is permitted for all entities only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We have developed a project plan for the implementation of the guidance including a review of all revenue streams to identify any differences in the timing, measurement or presentation of revenue recognition. While the Company is still in the process of completing its evaluation of the standard, it currently believes the most significant impact will be related to the timing of recognition of sales to distributors. As described in Note 2, Revenue Recognition, of these Notes to the Condensed Consolidated Financial Statements, the Company currently defers revenue and the related cost of sales on shipments to distributors until the distributors resell the products to their customers. Upon adoption of ASU 2014-09, the Company will no longer be permitted to defer revenue until sale by the distributor to the end customer, but rather, will be required to estimate the effects of returns and allowances provided to distributors and record revenue at the time of sale to the distributor. The Company is continuing to evaluate the future impact and method of adoption of ASU 2014-09 and related amendments on its consolidated financial statements and related disclosures. The Company is considering early adoption of the new standard using the full retrospective method in the fiscal year ending November 3, 2018. The method of adoption and the Company's ability to early adopt the standard is dependent on system readiness and the completion of analysis necessary to meet the requirements under ASU 2014-09.

Note 17 – Subsequent Events
On February 13, 2017, the Board of Directors of the Company declared a cash dividend of $0.45 per outstanding share of common stock. The dividend will be paid on March 7, 2017 to all shareholders of record at the close of business on February 24, 2017.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This information should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended October 29, 2016.
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

Results of Operations
(all tabular amounts in thousands except per share amounts and percentages)
Overview

	Three Months Ended
	January 28, 2017	January 30, 2016	$ Change	% Change
Revenue	$984,449	$769,429	$215,020	28%
Gross margin %	65.9%	62.0%
Net income	$217,129	$164,504	$52,625	32%
Net income as a % of revenue	22.1%	21.4%
Diluted EPS	$0.69	$0.52	$0.17	33%
Proposed Acquisition of Linear Technology Corporation
On July 26, 2016, we entered into a definitive agreement (the Merger Agreement) to acquire Linear Technology Corporation (Linear), an independent manufacturer of high performance linear integrated circuits. Under the terms of the Merger Agreement, Linear stockholders will receive, for each outstanding share of Linear common stock, $46.00 in cash and 0.2321 of a share of our common stock at the closing. Based on the number of outstanding shares of Linear common stock as of July 26, 2016 and our 5-day volume weighted average price as of July 21, 2016, the value of the total consideration to be paid by us is estimated to be approximately $14.8 billion. On October 18, 2016, Linear stockholders approved the Merger Agreement. We have received antitrust clearance in the United States, Germany, Japan, Israel, Korea and Romania. We currently expect the transaction to be completed by the end of the second quarter of our fiscal year ended October 28, 2017 (fiscal 2017), subject to receipt of the remaining required regulatory clearances and the satisfaction or waiver of the other conditions contained in the Merger Agreement.
We intend to fund the acquisition with the issuance of approximately 58.0 million new shares of our common stock, approximately $9.0 billion from bridge and term loan facilities and the remainder from proceeds received from our issuance of senior unsecured notes in the first quarter of fiscal 2017. See Note 12, Debt and Note 14, Acquisitions, in the Notes to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

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

	Three Months Ended
	January 28, 2017			January 30, 2016
	Revenue	% of Revenue	Y/Y%	Revenue	% of Revenue*
Industrial	$401,481	41%	15%	$348,402	45%
Automotive	138,585	14%	10%	126,355	16%
Consumer	270,408	27%	113%	126,838	16%
Communications	173,975	18%	4%	167,834	22%
Total revenue	$984,449	100%	28%	$769,429	100%

* The sum of the individual percentages does not equal the total due to rounding.

Industrial end market revenue increased in the three-month period ended January 28, 2017, as compared to the same period of the prior fiscal year, primarily as a result of a broad increase in demand in this end market, with particular strength in the instrumentation and automation sectors. Automotive end market revenue increased in the three-month period ended January 28, 2017, as compared to the same period of the prior fiscal year, primarily as a result of a broad-based increase in demand for our products. Consumer end market revenue increased in the three month period ended January 28, 2017, as compared to the same period of the prior fiscal year, primarily as a result of an increased demand for products used in portable consumer applications. Communications end market revenue increased in the three-month period ended January 28, 2017, as compared to the same period of the prior fiscal year, primarily as a result of increased demand for optical networking products.
Revenue Trends by Geographic Region
Revenue by geographic region, based upon the primary location of our customers’ design activity for our products, for the three-month periods ended January 28, 2017 and January 30, 2016 were as follows:

	Three Months Ended
Region	January 28, 2017	January 30, 2016	$ Change	% Change
United States	$430,998	$266,669	$164,329	62%
Rest of North and South America	22,957	20,712	2,245	11%
Europe	226,335	216,716	9,619	4%
Japan	88,891	70,222	18,669	27%
China	152,983	138,723	14,260	10%
Rest of Asia	62,285	56,387	5,898	10%
Total revenue	$984,449	$769,429	$215,020	28%

In the three-month periods ended January 28, 2017 and January 30, 2016, the predominant country comprising “Rest of North and South America” is Canada; the predominant countries comprising “Europe” are Germany, Sweden, France and the United Kingdom; and the predominant countries comprising “Rest of Asia” are South Korea and Taiwan.
On a regional basis, the sales increase in the United States in the three-month period ended January 28, 2017, as compared to the same period of the prior fiscal year, was primarily a result of an increase in demand of our products sold into the consumer end market. The sales increase in Europe in the three-month period ended January 28, 2017, as compared to the same period of the prior fiscal year, was a result of an increase in demand of our products sold into the industrial and automotive end markets. The sales increase in Japan in the three-month period ended January 28, 2017, as compared to the same period of the prior fiscal year, was primarily a result of an increase in demand of our products sold into the industrial and consumer end markets. The sales increase in China in the three-month period ended January 28, 2017, as compared to the same period of the prior fiscal year, was primarily a result of an increase in demand of our products sold into the industrial and automotive end markets. The sales increase in the Rest of Asia in the three-month period ended January 28, 2017, as compared to the same period of the prior fiscal year, was primarily a result of an increase in demand of our products sold into the industrial and communication end markets.
Gross Margin

	Three Months Ended
	January 28, 2017	January 30, 2016	$ Change	% Change
Gross margin	$648,504	$477,293	$171,211	36%
Gross margin %	65.9%	62.0%
Gross margin percentage increased by 390 basis points in the three-month period ended January 28, 2017, as compared to the same period of the prior fiscal year, primarily due to increased utilization in our manufacturing facilities and lower inventory reserves, partially offset by a decrease in margins due to product mix.
Research and Development (R&D)

	Three Months Ended
	January 28, 2017	January 30, 2016	$ Change	% Change
R&D expenses	$183,954	$157,428	$26,526	17%
R&D expenses as a % of revenue	18.7%	20.5%
R&D expenses increased in the three-month period ended January 28, 2017, as compared to the same period of the prior fiscal year, primarily as a result of increases in variable compensation expense linked to our overall profitability and revenue growth and R&D employee and related benefit expenses.
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
Selling, Marketing, General and Administrative (SMG&A)

	Three Months Ended
	January 28, 2017	January 30, 2016	$ Change	% Change
SMG&A expenses	$130,659	$107,462	$23,197	22%
SMG&A expenses as a % of revenue	13.3%	14.0%
SMG&A expenses increased in the three-month period ended January 28, 2017, as compared to the same period of the prior fiscal year, primarily as a result of increases in variable compensation expense linked to our overall profitability and revenue growth, acquisition related costs resulting from the proposed acquisition of Linear, and SMG&A employee and related benefit expenses.
Amortization of Intangibles

	Three Months Ended
	January 28, 2017	January 30, 2016	$ Change	% Change
Amortization expenses	$18,160	$17,358	$802	5%
Amortization expenses as a % of revenue	1.8%	2.3%
Amortization expenses increased in the three-month period ended January 28, 2017, as compared to the same period of the prior fiscal year, as a result of the purchase of intangible assets as part of acquisitions that we completed in fiscal 2016.

Special Charges

Early Retirement Offer Action
During the first quarter of fiscal 2017, we initiated an early retirement offer. This resulted in a special charge of approximately $41.3 million for severance, related benefits, and other costs in accordance with this program for 225 manufacturing, engineering and SMG&A employees. As of January 28, 2017, we still employed all of the 225 employees included in this cost reduction action. These employees must continue to be employed by the Company until their employment is terminated in order to receive the severance benefits. We expect this action will result in estimated annual salary, variable compensation and employee benefit savings of approximately $28.4 million once fully implemented.

Reduction of Operating Costs Action
During the first quarter of fiscal 2017, we recorded special charges of approximately $8.1 million for severance and fringe benefit costs in accordance with our ongoing benefit plan or statutory requirements at foreign locations for 177 manufacturing, engineering and SMG&A employees. As of January 28, 2017, we still employed all of the 177 employees included in this cost reduction action. These employees must continue to be employed by us until their employment is terminated in order to receive the severance benefits. We expect this action will result in estimated annual salary, variable compensation and employee benefit savings of approximately $5.0 million once fully implemented.
Operating Income

	Three Months Ended
	January 28, 2017	January 30, 2016	$ Change	% Change
Operating income	$266,268	$195,045	$71,223	37%
Operating income as a % of revenue	27.0%	25.3%
The year-over-year increase in operating income in the three-month period ended January 28, 2017 was primarily the result of a $171.2 million increase in gross margin, partially offset by a $49.5 million increase in special charges, a $26.5 million increase in R&D expenses and a $23.2 million increase in SMG&A expenses as more fully described above under the headings Special Charges, Research and Development (R&D) and Selling, Marketing, General and Administrative (SMG&A).
Nonoperating Expense (Income)

	Three Months Ended
	January 28, 2017	January 30, 2016	$ Change
Interest expense	$42,614	$13,062	$29,552
Interest income	(10,000)	(3,199)	(6,801)
Other, net	345	3,005	(2,660)
Total nonoperating expense	$32,959	$12,868	$20,091
The year-over-year increase in nonoperating expense in the three-month period ended January 28, 2017 was primarily the result of an increase in interest expense as a result of the issuance of $2.1 billion of senior unsecured notes in the first quarter of fiscal 2017 and $1.3 billion of senior unsecured notes in the first quarter of fiscal 2016 and as a result of fees related to financing commitments entered into in anticipation of the proposed acquisition of Linear. See Note 12, Debt, of the Notes to our Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the debt issuances and commitments related to the proposed acquisition of Linear. The increase in nonoperating expense as a result of the increase in interest expense in the three-month period ended January 28, 2017, as compared to the same period of the prior fiscal year, was partially offset by an increase in interest income due to higher interest rates earned on our investments and the investment of higher cash balances in the three-month period ended January 28, 2017 as compared to the same period of the prior fiscal year.
Provision for Income Taxes

	Three Months Ended
	January 28, 2017	January 30, 2016	$ Change
Provision for income taxes	$16,180	$17,673	$(1,493)
Effective income tax rate	6.9%	9.7%

Our effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where our income is earned.
The tax rate for all periods presented was below the U.S. federal statutory tax rate of 35%, primarily due to lower statutory tax rates applicable to our operations in the foreign jurisdictions in which we earn income. Non-U.S. jurisdictions accounted for approximately 80.2% of our total revenues for the three-month period ended January 28, 2017, resulting in a material portion of our pretax income being earned and taxed outside the U.S., primarily in Bermuda and Ireland, at rates ranging from 0% to 35%. The impact on our provision for income taxes of income earned in foreign jurisdictions being taxed at rates different than the U.S. statutory rate was a benefit of approximately $84.1 million and a foreign effective tax rate of approximately 4.8% in the three-month period ended January 28, 2017, compared to a benefit of approximately $53.4 million and a foreign effective tax rate of approximately 6.4% in the three-month period ended January 30, 2016. A reduction in the ratio of domestic taxable income to worldwide taxable income effectively lowers the overall tax rate, due to the fact that the tax rates in the majority of foreign jurisdictions where we earn income are significantly lower than the U.S. statutory rate. In addition, our effective income tax rate can be impacted each year by discrete factors or events. Our effective tax rate for the three-month period ended January 28, 2017 included no material discrete items. Our effective tax rate for the three-month period ended January 30, 2016 included a tax benefit of $7.5 million from the reinstatement of the U.S. federal research and development tax credit in December 2015 retroactive to January 1, 2015.
Net Income

	Three Months Ended
	January 28, 2017	January 30, 2016	$ Change	% Change
Net Income	$217,129	$164,504	$52,625	32%
Net Income as a % of revenue	22.1%	21.4%
Diluted EPS	$0.69	$0.52
Net income increased in the three-month period ended January 28, 2017, as compared to the same period of the prior fiscal year as a result of a $71.2 million increase in operating income, partially offset by a $20.1 million increase in nonoperating expense.

Liquidity and Capital Resources
At January 28, 2017, our principal source of liquidity was $6.3 billion of cash and cash equivalents and short-term investments, of which approximately $2.7 billion was held in the United States. The balance of our cash and cash equivalents and short-term investments was held outside the United States in various foreign subsidiaries. As we intend to reinvest substantially all of our foreign earnings indefinitely, this cash held outside the United States is not available to meet certain aspects of our cash requirements in the United States, including cash dividends, principal and interest payments, and common stock repurchases. If these funds are needed for U.S. operations or can no longer be permanently reinvested outside the United States, we would be required to accrue and pay U.S. taxes to repatriate these funds. Our cash and cash equivalents consist of highly liquid investments with maturities of three months or less at the time of acquisition, including money market funds, and our short-term investments consist primarily of corporate obligations, such as commercial paper and floating rate notes, bonds and bank time deposits. We maintain these balances with high credit quality counterparties, continually monitor the amount of credit exposure to any one issuer and diversify our investments in order to minimize our credit risk.
In connection with our proposed acquisition of Linear, we obtained bridge financing commitments, entered into a term loan facility consisting of a 3-year unsecured term loan facility in the principal amount of $2.5 billion and a 5-year unsecured term loan facility in the principal amount of $2.5 billion, and issued $2.1 billion of senior unsecured notes. We expect to finance cash component of the consideration of the proposed acquisition using approximately $9.0 billion from the bridge and term loan facilities and the remainder from proceeds received from the issuance of the senior unsecured notes. In addition, we amended and restated our existing revolving credit facility to allow for the increase in the amount of commitments to $1.0 billion from $750.0 million, subject to closing the acquisition of Linear and the satisfaction of certain other conditions. During the period prior to closing, we expect to incur fees and expenses related to the financing arrangements and the acquisition. See Note 12, Debt, of the Notes to our Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.
We believe that our existing sources of liquidity and cash expected to be generated from future operations, together with existing and anticipated available long-term financing, will be sufficient to fund operations, capital expenditures, research and development efforts and dividend payments (if any) in the immediate future and for at least the next twelve months.

	Three Months Ended
	January 28, 2017	January 30, 2016
Net cash provided by operating activities	$314,492	$219,705
Net cash provided by operations as a % of revenue	31.9%	28.6%
Net cash provided by (used for) investing activities	$1,769,754	$(204,365)
Net cash provided by financing activities	$1,982,551	$571,781
At January 28, 2017, cash and cash equivalents totaled $5.0 billion. The following changes contributed to the net increase in cash and cash equivalents in the three-month period ended January 28, 2017 as compared to the same period in fiscal 2016.
Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities.
The increase in cash provided by operating activities during the three-month period ended January 28, 2017, as compared to the same period of the prior fiscal year, was primarily due to higher net income adjusted for non-cash items and changes in working capital. Changes in working capital included a decrease in inventory and an increase in accrued liabilities more fully described below under the heading Working Capital.
Investing Activities
Investing cash flows consist primarily of capital expenditures, investment purchases, maturities and sales of available-for-sale securities, as well as cash used for acquisitions.
The increase in cash provided by investing activities during the three-month period ended January 28, 2017, as compared to the same period of the prior fiscal year, was primarily the result of an increase in net proceeds received from the sale and maturity of available-for-sale securities.
Financing Activities
Financing cash flows consist primarily of payments of dividends to stockholders, repurchases of common stock, issuance and repayment of long-term debt, and proceeds from the sale of shares of common stock pursuant to employee equity incentive plans.
The increase in cash provided by financing activities during the three-month period ended January 28, 2017, as compared to the same period of the prior fiscal year, was primarily due to an increase in net proceeds of $837.0 million received from the issuance of senior unsecured notes, a decrease in payments of $378.2 million related to the redemption of our senior unsecured notes in fiscal 2016, and a decrease in stock repurchases of $128.9 million due to the temporary suspension of our share repurchase program as a result of our proposed acquisition of Linear.
Working Capital

	January 28, 2017	October 29, 2016	$ Change	% Change
Accounts receivable, net	$472,511	$477,609	$(5,098)	(1)%
Days sales outstanding*	44	42
Inventory	$365,586	$376,555	$(10,969)	(3)%
Days cost of sales in inventory*	101	104
* We use the average of the current quarter and prior quarter ending net accounts receivable and ending inventory balance in our calculation of days sales outstanding and days cost of sales in inventory, respectively.
The decrease in accounts receivable in dollars was primarily the result of lower product shipments in the first quarter of fiscal 2017 as compared to the fourth quarter of fiscal 2016. Days sales outstanding increased as a result of a decrease in revenue of 2% while average accounts receivable increased 2% for the same period.
The decrease in inventory in dollars was a result of our efforts to balance manufacturing production, demand and inventory levels. Our inventory levels are impacted by our need to support forecasted sales demand and variations between those forecasts and actual demand. Days cost of sales in inventory decreased as a result of cost of sales remaining flat while average inventory decreased 3% for the same period.
Current liabilities increased to $811.6 million at January 28, 2017 from $782.9 million at the end of fiscal 2016. The increase was primarily the result of an increase in accrued liabilities due to an increase in accrued variable compensation and an increase in deferred income on shipments to distributors as more fully described below. These increases were partially offset by a decrease in accounts payable as a result of a decrease in transaction-related and integration costs associated with the proposed acquisition of Linear.
As of January 28, 2017 and October 29, 2016, we had gross deferred revenue of $438.4 million and $432.3 million, respectively, and gross deferred cost of sales of $81.7 million and $80.8 million, respectively. Deferred income on shipments to distributors increased in the first three months of fiscal 2017, primarily as a result of higher demand for products sold into the channel. Sales to distributors are made under agreements that allow distributors to receive price-adjustment credits and to return qualifying products for credit, as determined by us, in order to reduce the amounts of slow-moving, discontinued or obsolete product from their inventory. Given the uncertainties associated with the levels of price-adjustment credits to be granted to distributors, the sales price to the distributors is not fixed or determinable until the distributors resell the products to their customers. Therefore, we defer revenue recognition from sales to distributors until the distributors have sold the products to their customers. The amount of price-adjustments is dependent on future overall market conditions, and therefore the levels of these adjustments could fluctuate significantly from period to period. To the extent that we experience a significant increase in the amount of credits we issue to our distributors, there could be a material impact on the ultimate revenue and gross margin recognized relating to these transactions.
Debt
As of January 28, 2017, we had $3.8 billion of carrying value outstanding on our long-term debt. The difference in the carrying value of the debt and the principal is due to the unamortized discount and issuance fees on these instruments that will accrete to the face value over the term of the debt. Our debt obligations consist of the following:
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
$400 Million Aggregate Principal Amount of 2.5% Senior Unsecured Notes (2021 Notes), $550 Million Aggregate Principal Amount of 3.125% Senior Unsecured Notes (December 2023 Notes), $900 Million Aggregate Principal Amount of 3.5% Senior Unsecured Notes (2026 Notes) and $250 Million Aggregate Principal Amount of 4.5% Senior Unsecured Notes (2036 Notes)
On December 5, 2016, we issued the 2021 Notes, the December 2023 Notes, the 2026 Notes and the 2036 Notes with semi-annual fixed interest payments due on June 5 and December 5 of each year, commencing June 5, 2017.
The indentures governing the 2021 Notes, 2023 Notes, December 2023 Notes, 2025 Notes, 2026 Notes, 2036 Notes and 2045 Notes contain covenants that may limit our ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of our assets to, any other party. As of January 28, 2017, we were compliant with these covenants. See Note 12, Debt, of the Notes to our Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our outstanding debt.
Revolving Credit Facility
On July 10, 2015, we amended and restated our existing senior unsecured revolving credit facility with certain institutional lenders (the Credit Agreement) dated as of December 19, 2012. On September 23, 2016, we subsequently amended and restated the Credit Agreement. The Credit Agreement expires on July 10, 2020 and provides that the Company may borrow up to $750.0 million. Subject to closing the acquisition of Linear and the satisfaction of certain other conditions, the aggregate amount of commitments under the facility will increase to $1.0 billion from $750.0 million and the maximum covenant level will be temporarily revised. To date, we have not borrowed under this credit facility, but we may borrow in the future and use the proceeds for repayment of existing indebtedness, stock repurchases, acquisitions, capital expenditures, working capital and other lawful corporate purposes. The terms of the facility impose restrictions on our ability to undertake certain transactions, to create certain liens on assets and to incur certain subsidiary indebtedness. In addition, the Credit Agreement contains a consolidated leverage ratio covenant of total consolidated funded debt to consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) of not greater than 3.0 to 1.0. As of January 28, 2017, we were compliant with these covenants.
Stock Repurchase Program
Our common stock repurchase program has been in place since August 2004. On February 15, 2016, the Board of Directors of the Company approved a $600.0 million increase to the current authorization for the Company's stock repurchase program to $1.0 billion in the aggregate. In the aggregate, our Board of Directors has authorized us to repurchase $6.2 billion of our common stock under the program, in the aggregate. Under the program, we may repurchase outstanding shares of our common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized under the program. As of January 28, 2017, we had repurchased a total of approximately 147.0 million shares of our common stock for approximately $5.4 billion under this program. The repurchased shares are held as authorized but unissued shares of common stock. We also from time to time repurchase shares in settlement of employee tax withholding obligations due upon the vesting of restricted stock units. As a result of our proposed acquisition of Linear, we have temporarily suspended our share repurchase program. While we do not plan to resume share repurchases in the near term, we expect to continue repurchasing our common stock over the long-term.
Capital Expenditures
Net additions to property, plant and equipment were $28.3 million in the first three months of fiscal 2017 and were funded with a combination of cash on hand and cash generated from operations. We expect capital expenditures for fiscal 2017 to be in the range of $130.0 million to $145.0 million. These capital expenditures will be funded with a combination of cash on hand and cash generated from operations.
Dividends
On February 13, 2017, our Board of Directors declared a cash dividend of $0.45 per outstanding share of common stock. The dividend will be paid on March 7, 2017 to all shareholders of record at the close of business on February 24, 2017 and is expected to total approximately $139.1 million. We currently expect quarterly dividends to continue at $0.45 per share, although they remain subject to determination and declaration by our Board of Directors. The payment of future dividends, if any, will be based on several factors, including our financial performance, outlook and liquidity.

Contractual Obligations
In the first quarter of fiscal 2017, we issued $400 million aggregate principal amount of 2.500% senior unsecured notes due December 5, 2021, $550 million aggregate principal amount of 3.125% senior unsecured notes due December 5, 2023, $900 million aggregate principal amount of 3.500% senior unsecured notes due December 5, 2026 and $250 million aggregate principal amount of 4.500% senior unsecured notes due December 5, 2036 with semi-annual fixed interest payments due on June 5 and December 5 of each year, commencing June 5, 2017.
Assuming the debt obligation is held to maturity, the following amounts will be due under the debt indentures and were not previously reflected in the contractual obligations table contained in the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended October 29, 2016:

		Payment due by period
(thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual obligations:
Debt obligations	2,100,000	—	—	—	2,100,000
Interest payments associated with debt obligations	710,313	69,938	139,875	139,875	360,625
Total	$2,810,313	$69,938	$139,875	$139,875	$2,460,625
There have not been any other material changes during the three-month period ended January 28, 2017 to the amounts presented in the table summarizing our contractual obligations included in our Annual Report on Form 10-K for the fiscal year ended October 29, 2016.

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
Revenue Recognition
In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has issued several amendments and updates to the new revenue standard, including guidance related to when an entity should recognize revenue gross as a principal or net as an agent and how an entity should identify performance obligations.  As amended, ASU 2014-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, which is our first quarter of fiscal 2019. Early adoption is permitted for all entities only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We have developed a project plan for the implementation of the guidance including a review of all revenue streams to identify any differences in the timing, measurement or presentation of revenue recognition. While the Company is still in the process of completing its evaluation of the standard, it currently believes the most significant impact will be related to the timing of recognition of sales to distributors. As described in Note 2, Revenue Recognition, of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q, we currently defer revenue and the related cost of sales on shipments to distributors until the distributors resell the products to their customers. Upon adoption of ASU 2014-09, we will no longer be permitted to defer revenue until sale by the distributor to the end customer, but rather, will be required to estimate the effects of returns and allowances provided to distributors and record revenue at the time of sale to the distributor. We are continuing to evaluate the future impact and method of adoption of ASU 2014-09 and related amendments on our consolidated financial statements and related disclosures. We are considering early adoption of the new standard using the full retrospective method in the fiscal year ending November 3, 2018. The method of adoption and our ability to early adopt the standard is dependent on system readiness and the completion of the analysis necessary to meet the requirements under ASU 2014-09.

Critical Accounting Policies and Estimates
There were no material changes in the three-month period ended January 28, 2017 to the information provided under the heading “Critical Accounting Policies and Estimates” in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended October 29, 2016.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Exposure
In the first quarter of fiscal 2017, we issued $400.0 million aggregate principal amount of 2.5% senior unsecured notes due December 5, 2021 (the 2021 Notes), $550.0 million aggregate principal amount of 3.125% senior unsecured notes due December 5, 2023 (the December 2023 Notes), $900.0 million aggregate principal amount of 3.5% senior unsecured notes due December 5, 2026 (the 2026 Notes) and $250.0 million aggregate principal amount of 4.5% senior unsecured notes due December 5, 2036 (the 2036 Notes) with semi-annual fixed interest payments due on June 5 and December 5 of each year, commencing June 5, 2017. A hypothetical 100 basis point increase in market interest rates would reduce the fair value of our 2021 Notes by $17.5 million, our December 2023 Notes by $32.1 million, our 2026 Notes by $69.2 million and our 2036 Notes by $29.4 million. These amounts were not provided in the information under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” set forth in our Annual Report on Form 10-K for the year ended October 29, 2016 as the debt was not issued at that time.
Other than as described above, there were no material changes in the three-month period ended January 28, 2017 to the information provided under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” set forth in our Annual Report on Form 10-K for the fiscal year ended October 29, 2016.

ITEM 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 28, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of January 28, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in Internal Control over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended January 28, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A.	Risk Factors
Set forth below and elsewhere in this report and in other documents we file with the SEC are descriptions of certain risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also adversely affect our business. The description below includes any material changes to and supersedes the description of the risk factors affecting our business previously discussed in "Risk Factors” set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 29, 2016.
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

Governmental or regulatory agencies could seek to block or challenge the acquisition. Even if these regulatory consents and approvals are obtained, the governmental authorities from which these approvals are required may impose conditions on the completion of the acquisition, including requiring significant divestitures or placing restrictions on the conduct of the combined company’s business, which could have an adverse effect on the combined company following the acquisition. The merger agreement may require us to accept certain conditions from these regulators that could adversely impact the combined company. If we agree to undertake divestitures or comply with operating restrictions in order to obtain any approvals required to complete the acquisition, we may be less able to realize the anticipated benefits of the acquisition, and the business and results of operations of the combined company after the acquisition may be adversely affected. If all required regulatory consents and approvals are not received, or they are not received on terms that satisfy the conditions set forth in the merger agreement, then neither we nor Linear will be obligated to complete the acquisition.  Under the merger agreement, we could be required, under certain circumstances, to pay Linear a termination fee of $700 million. If such a termination fee is payable, the payment of this fee could have material and adverse consequences to our financial condition and operations. The applicable waiting period for the acquisition under the Hart Scott Rodino Antitrust Improvements Act of 1976, as amended, expired on October 19, 2016, and as a result, the acquisition has been cleared for U.S. antitrust purposes. In addition, we have received clearances for the acquisition from antitrust regulators in Germany, Japan, Israel, Korea and Romania.
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
We have incurred and will continue to incur significant acquisition-related costs in connection with the Linear acquisition and the combined company could incur substantial expenses related to the integration of Linear.
We have incurred and expect to incur additional costs associated with combining our operations with Linear’s operations, as well as transaction fees and other costs related to the acquisition. Many of these costs will be borne by us even if the acquisition is not completed. We will incur through completion of the acquisition, and the combined company will incur following the completion of the acquisition, substantial expenses in connection with integrating each company’s respective businesses, policies, procedures, operations, technologies and systems. These integration expenses may result in significant charges taken against earnings by us prior to completion of the acquisition and by the combined company following the completion of the acquisition.
We have incurred and will continue to incur significant indebtedness in connection with the Linear acquisition, which could reduce our flexibility to operate our business and will increase our interest expense.
In connection with the planned acquisition, we entered into a commitment letter, dated as of July 26, 2016 (the “Commitment Letter”), with JPMorgan Chase Bank, N.A., Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse AG, and Credit Suisse Securities (USA) LLC, which was subsequently joined on August 10, 2016 by The Bank of Tokyo-Mitsubishi UFJ, Ltd. (together, the Commitment Parties), pursuant to which the Commitment Parties committed to arrange and provide, subject to the terms and conditions of the Commitment Letter, a 364-day senior unsecured bridge facility in an aggregate principal amount of up to $7.5 billion and a 90-day senior unsecured bridge facility in an aggregate principal amount of up to $4.1 billion. On September 23, 2016, we entered into a term loan facility composed of a $2.5 billion three-year unsecured term loan facility and $2.5 billion five-year unsecured term loan facility (collectively, the Term Loan Facility) and an amended and restated revolving credit agreement (Revolving Credit Facility), which expires on July 10, 2020. Borrowings under the Term Loan Facility are available upon consummation of the planned acquisition of Linear. Additionally, upon the consummation of the planned acquisition of Linear, the aggregate commitments under the Revolving Credit Facility will increase from $750 million to $1 billion, and certain other amendments to the Revolving Credit Facility will become effective. In addition, on December 5, 2016, we issued $400 million aggregate principal amount of 2.500% senior unsecured notes due December 5, 2021 (the 2021 Notes), $550 million aggregate principal amount of 3.125% senior unsecured notes due December 5, 2023 (the December 2023 Notes), $900 million aggregate principal amount of 3.500% senior unsecured notes due December 5, 2026 (the 2026 Notes) and $250 million aggregate principal amount of 4.500% senior unsecured notes due December 5, 2036 (the 2036 Notes) in a public offering. If (1) our acquisition of Linear is not consummated or the merger agreement is terminated on or prior to April 26, 2017, which may be extended under certain circumstances to October 26, 2017, or (2) we notify the trustee in writing or otherwise announce that we will not pursue the consummation of the acquisition, then the 2021 Notes, the December 2023 Notes and the 2036 Notes will be subject to a special mandatory redemption at a price equal to 101% of the aggregate principal amount of each such series of notes plus accrued and unpaid interest, if any, to the special mandatory redemption date. The 2026 Notes will not be subject to the special mandatory redemption. As a result of our entry into the Term Loan Facility and the issuance of the notes, all commitments under the 364-day senior unsecured bridge facility were terminated.

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
The pendency of the Linear acquisition and integration process could adversely affect us.
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

•
the effects of public health emergencies, natural disasters, widespread travel disruptions, security risks, terrorist activities, international conflicts, government sanctions, changes in law, including executive orders, and other events beyond our control.

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
On October 5, 2015, the Organization for Economic Cooperation and Development (OECD), an international association of thirty-five countries, including the United States, Ireland and UK, released the final reports from its Base Erosion and Profit Shifting (BEPS) Action Plans. The BEPS recommendations covered a number of issues, including country-by-country reporting, permanent establishment rules, transfer pricing rules and tax treaties. Future tax reform resulting from such recommendations may result in changes to long-standing tax principles, which could adversely affect our effective tax rate or result in higher cash tax liabilities.
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
Our future success significantly depends on our continued ability to execute our business strategy, continue to improve our existing products and design, develop, produce and market innovative new products. Product design, development, innovation and enhancement is often a complex, time-consuming and costly process involving significant investment in research and development, with no assurance of return on investment. There can be no assurance that we will be able to develop and introduce new and improved products in a timely or efficient manner or that new and improved products, if developed, will achieve market acceptance. Our products generally must conform to various evolving and sometimes competing industry standards, which may adversely affect our ability to compete in certain markets or require us to incur significant costs. In addition, our customers generally impose very high quality and reliability standards on our products, which often change and may be difficult or costly to satisfy. Any inability to satisfy customer quality and reliability standards or comply with industry standards and technical requirements may adversely affect demand for our products and our results of operations. In addition, our growth is dependent on our ability to generate new design opportunities and win competitive bid selection processes. Failure to obtain a particular design win may prevent us from obtaining design wins in subsequent generations of a particular product and could also weaken our position in future competitive selection processes. Our growth is also dependent on our ability to identify and penetrate new markets where we have limited experience and competition is intense. Some of our customers in new markets are less established, which could subject us to increased credit risk. There can be no assurance that the markets we serve and/or target based on our business strategy will grow in the future, that our existing and new products will meet the requirements of these markets, that our products, or the products in which our products are used, will achieve customer acceptance in these markets, that competitors will not force price reductions or take market share from us, or that we can achieve or maintain adequate gross margins or profits in these markets. Additionally, developing markets, such as the developing Internet of Things (IoT) market, require significant investments, resources and technological advancements in order to compete effectively and there can be no assurance that we will achieve success in these markets. Furthermore, a decline in demand in one or several of our end-user markets could have a material adverse effect on the demand for our products and our results of operations.
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

If we are unable to generate sufficient cash flow, we may not be able to service our debt obligations, including making payments on our outstanding term loans and senior unsecured notes.
Our ability to make payments of principal and interest on our indebtedness when due depends upon our future performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors affecting our consolidated operations, many of which are beyond our control. If we are unable to generate sufficient cash flow from operations in the future to service our outstanding debt, we may be required to, among other things:

•	seek additional financing in the debt or equity markets;

•	refinance or restructure all or a portion of our indebtedness;

•	borrow under our the Revolving Credit Facility;

•	divert funds that would otherwise be invested in our operations;

•	repatriate earnings at higher tax rates that are indefinitely reinvested in foreign locations;

•	sell selected assets; or

•	reduce or delay planned capital expenditures or operating expenditures.
Such measures might not be sufficient to enable us to service our debt, which could negatively impact our financial results. In addition, any such financing, refinancing or sale of assets might not be possible on economically favorable terms.
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
An element of our business strategy involves expansion through the acquisitions of businesses, assets, products or technologies that allow us to complement our existing product offerings, diversify our product portfolio, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. We may not be able to find businesses that have the technology or resources we need and, if we find such businesses, we may not be able to invest in, purchase or license the technology or resources on commercially favorable terms or at all. Acquisitions, investments and technology licenses are difficult to identify and complete for a number of reasons, including the cost of potential transactions, competition among prospective buyers and licensees, the need for regulatory approvals, and difficulties related to integration efforts. In addition, investments in private companies are subject to a risk of a partial or total loss of our investment. Both in the U.S. and abroad, governmental regulation of acquisitions, including antitrust reviews and approvals, has become more complex, increasing the costs and risks of undertaking and consummating significant acquisitions. In order to finance a potential transaction, we may need to raise additional funds by issuing securities or borrowing money. We may not be able to obtain financing on favorable terms, and the sale of our stock may result in the dilution of our existing shareholders or the issuance of securities with rights that are superior to the rights of our common shareholders.
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

We have significant operations and manufacturing facilities outside the United States, including in Ireland and the Philippines. A significant portion of our revenue is derived from customers in international markets, and we expect that international sales will continue to account for a significant portion of our revenue in the future. Risks associated with our international business operations include the following:

•	political, legal and economic changes or instability and civil unrest in foreign markets;

•	currency conversion risks and exchange rate and interest rate fluctuations;

•	limitations on the repatriation of earnings;

•	trade and travel restrictions or government sanctions, including import or export tariffs or restrictions imposed by the U.S. government on trading with parties in foreign countries;

•
complex, varying and changing government regulations and legal standards and requirements, particularly with respect to price protection, competition practices, export control regulations and restrictions, customs and tax requirements, immigration, anti-boycott regulations, data privacy, intellectual property, anti-corruption and environmental compliance, including U.S. customs and export regulations and restrictions, including International Traffic in Arms Regulations and the Foreign Corrupt Practices Act;

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
At January 28, 2017, our principal source of liquidity was $6.3 billion of cash and cash equivalents and short-term investments, of which approximately $2.7 billion was held in the United States and the remaining balance was held outside the United States in various foreign subsidiaries. As we intend to reinvest substantially all of our foreign earnings indefinitely, this cash held outside the United States is not available to meet certain aspects of our cash requirements in the United States. We require a substantial amount of cash in the United States for operating requirements, stock repurchases, cash dividends and acquisitions. If we are unable to address our U.S. cash requirements through operations, borrowings under our current credit facility, future debt or equity offerings or other sources of cash obtained at an acceptable cost, it may be necessary for us to consider repatriation of earnings that are indefinitely reinvested, and we may be required to pay additional taxes under current tax laws, which could have a material adverse effect on our results of operations and financial condition.
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
Restrictions in our Revolving Credit Facility, term loans and outstanding debt instruments may limit our activities.
Our current revolving credit facility, term loans and outstanding debt instruments impose, and future debt instruments to which we may become subject may impose, restrictions that limit our ability to engage in activities that could otherwise benefit our Company, including to undertake certain transactions, to create certain liens on our assets and to incur certain subsidiary indebtedness. Our ability to comply with these financial restrictions and covenants is dependent on our future performance, which is subject to prevailing economic conditions and other factors, including factors that are beyond our control such as foreign exchange rates, interest rates, changes in technology and changes in the level of competition. In addition, our Revolving Credit Facility requires us to maintain compliance with specified financial ratios. If we breach any of the covenants under our Revolving Credit Facility, the indentures governing our outstanding senior unsecured notes, the Term Loan Facility or any future debt instruments to which we may become subject and do not obtain appropriate waivers, then, subject to applicable cure periods, our outstanding indebtedness thereunder could be declared immediately due and payable or we may be restricted from further borrowing under our Revolving Credit Facility.

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

•	financial results and prospects of our customers;

•	U.S. and foreign government actions;

•	changes in market valuations of other semiconductor companies;

•	rumors and speculation in the press, investment community or on social media about us, our customers or other companies in our industry;

•
announcements by us, our customers or our competitors of significant new products, technical innovations, material transactions, acquisitions or dispositions, litigation, capital commitments or revised earnings estimates;

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
Issuer Purchases of Equity Securities

On July 26, 2016, we entered into a definitive agreement to acquire Linear Technology Corporation, an independent manufacturer of high performance linear integrated circuits. As a result of this proposed acquisition, we have temporarily suspended our share repurchase program.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 30, 2016 through November 26, 2016	28,777	$65.41	—	$792,501,619
November 27, 2016 through December 24, 2016	1,132	$73.62	—	$792,501,619
December 25, 2016 through January 28, 2017	15,378	$74.17	—	$792,501,619
Total	45,287	$68.59	—	$792,501,619

(a)	Consists of 45,287 shares withheld by us from employees to satisfy minimum employee tax obligations upon vesting of restricted stock units granted to our employees under our equity compensation plans.

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

ANALOG DEVICES, INC.

Date: February 15, 2017	By:	/S/ VINCENT ROCHE
Vincent Roche
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 15, 2017	By:	/S/ DAVID A. ZINSNER
David A. Zinsner
Senior Vice President, Finance
and Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
4.1
Supplemental Indenture, dated December 5, 2016, between Analog Devices, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, filed as exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 1-7819) as filed with the Commission on December 5, 2016 and incorporated herein by reference.

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
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three months ended January 28, 2017 and January 30, 2016, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended January 28, 2017 and January 30, 2016, (iii) Condensed Consolidated Balance Sheets at January 28, 2017 and October 29, 2016, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended January 28, 2017 and January 30, 2016 and (v) Notes to Condensed Consolidated Financial Statements for the three months ended January 28, 2017.