Form 10-Q
period 2017-04-29
ANALOG DEVICES INC
filed 2017-05-31
CIK 6281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 29, 2017
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☑    NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☑    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐    NO  ☑
As of April 29, 2017 there were 367,011,463 shares of common stock of the registrant, $0.16 2/3 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ANALOG DEVICES, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	April 29, 2017	April 30, 2016	April 29, 2017	April 30, 2016
Revenue	$1,147,982	$778,766	$2,132,431	$1,548,195
Cost of sales (1)	507,539	267,863	843,484	559,999
Gross margin	640,443	510,903	1,288,947	988,196
Operating expenses:
Research and development (1)	235,232	160,235	419,186	317,663
Selling, marketing, general and administrative (1)	190,686	112,186	321,345	219,648
Amortization of intangibles	68,690	17,419	86,850	34,777
Special charges	—	13,684	49,463	13,684
	494,608	303,524	876,844	585,772
Operating income	145,835	207,379	412,103	402,424
Nonoperating expense (income):
Interest expense	71,636	18,455	114,250	31,517
Interest income	(12,421)	(5,243)	(22,421)	(8,442)
Other, net	(94)	(743)	251	2,262
	59,121	12,469	92,080	25,337
Income before income taxes	86,714	194,910	320,023	377,087
(Benefit) provision for income taxes	(6,850)	24,337	9,330	42,010
Net income	$93,564	$170,573	$310,693	$335,077
Shares used to compute earnings per share – basic	341,316	308,790	325,051	309,978
Shares used to compute earnings per share – diluted	345,654	312,250	329,365	313,521
Basic earnings per share	$0.27	$0.55	$0.96	$1.08
Diluted earnings per share	$0.27	$0.55	$0.94	$1.07
Dividends declared and paid per share	$0.45	$0.42	$0.87	$0.82
(1) Includes stock-based compensation expense as follows:
Cost of sales	$2,566	$1,986	$4,510	$4,078
Research and development	$11,910	$6,646	$18,931	$13,350
Selling, marketing, general and administrative	$8,010	$7,327	$15,574	$14,140
See accompanying notes.

ANALOG DEVICES, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) (thousands)

	Three Months Ended		Six Months Ended
	April 29, 2017	April 30, 2016	April 29, 2017	April 30, 2016
Net income	$93,564	$170,573	$310,693	$335,077
Foreign currency translation adjustments	6,140	8,050	1,178	(64)
Change in fair value of available-for-sale securities classified as short-term investments (net of taxes of $5, $42, $9 and $42, respectively)	(675)	605	(456)	530
Change in fair value of derivative instruments designated as cash flow hedges (net of taxes of $912, $1,495, $2,307 and $1,138, respectively)	4,481	7,880	6,566	6,300
Changes in pension plans including prior service cost, transition obligation, net actuarial loss and foreign currency translation adjustments (net of taxes of $103, $52, $205 and $102 respectively)	(359)	(453)	(180)	360
Other comprehensive income	9,587	16,082	7,108	7,126
Comprehensive income	$103,151	$186,655	$317,801	$342,203

See accompanying notes.

ANALOG DEVICES, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (thousands, except share and per share amounts)

	April 29, 2017	October 29, 2016
ASSETS
Current Assets
Cash and cash equivalents	$5,697,743	$921,132
Short-term investments	490,629	3,134,661
Accounts receivable	630,353	477,609
Inventories (1)	647,858	376,555
Prepaid income tax	9,490	6,405
Prepaid expenses and other current assets	59,394	58,501
Total current assets	7,535,467	4,974,863
Property, Plant and Equipment, at Cost
Land and buildings	784,394	564,329
Machinery and equipment	2,287,022	1,994,115
Office equipment	63,533	58,785
Leasehold improvements	66,266	59,649
	3,201,215	2,676,878
Less accumulated depreciation and amortization	2,111,896	2,040,762
Net property, plant and equipment	1,089,319	636,116
Other Assets
Deferred compensation plan investments	27,323	26,152
Other investments	28,492	21,937
Goodwill	12,269,501	1,679,116
Intangible assets, net	5,587,862	549,368
Deferred tax assets	32,711	36,005
Other assets	52,008	46,721
Total other assets	17,997,897	2,359,299
	$26,622,683	$7,970,278
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$190,245	$171,439
Deferred income on shipments to distributors, net	377,792	351,538
Income taxes payable	60,563	4,100
Debt, current	4,321,169	—
Accrued liabilities	499,513	255,857
Total current liabilities	5,449,282	782,934
Non-current liabilities
Long-term debt	8,572,364	1,732,177
Deferred income taxes	2,431,410	109,931
Deferred compensation plan liability	27,323	26,152
Other non-current liabilities	175,709	153,466
Total non-current liabilities	11,206,806	2,021,726
Commitments and contingencies
Shareholders’ Equity
Preferred stock, $1.00 par value, 471,934 shares authorized, none outstanding	—	—
Common stock, $0.16 2/3 par value, 1,200,000,000 shares authorized, 367,011,463 shares outstanding (308,170,560 on October 29, 2016)	61,170	51,363
Capital in excess of par value	5,144,636	402,270
Retained earnings	4,827,495	4,785,799
Accumulated other comprehensive loss	(66,706)	(73,814)
Total shareholders’ equity	9,966,595	5,165,618
	$26,622,683	$7,970,278

(1)	Includes $3,007 and $2,486 related to stock-based compensation at April 29, 2017 and October 29, 2016, respectively.
See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(thousands)

	Six Months Ended
	April 29, 2017	April 30, 2016
Cash flows from operating activities:
Net income	$310,693	$335,077
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	83,151	66,692
Amortization of intangibles	108,717	36,787
Cost of goods sold for inventory acquired	121,113	—
Stock-based compensation expense	39,015	31,568
Loss on extinguishment of debt	—	3,290
Excess tax benefit-stock options	(25,953)	(4,198)
Deferred income taxes	(87,035)	(7,178)
Other non-cash activity	24,149	1,244
Changes in operating assets and liabilities	262,106	76,626
Total adjustments	525,263	204,831
Net cash provided by operating activities	835,956	539,908
Cash flows from investing activities:
Purchases of short-term available-for-sale investments	(705,448)	(3,571,764)
Maturities of short-term available-for-sale investments	3,091,873	2,932,226
Sales of short-term available-for-sale investments	357,388	150,266
Additions to property, plant and equipment	(75,266)	(48,645)
Payments for acquisitions, net of cash acquired	(9,687,533)	(2,203)
Changes in other assets	(12,063)	(9,457)
Net cash used for investing activities	(7,031,049)	(549,577)
Cash flows from financing activities:
Early termination of debt	—	(378,156)
Payments of derivative instruments	—	(33,430)
Proceeds from debt	11,156,164	1,235,331
Payments of deferred financing fees	(5,625)	—
Proceeds from derivative instruments	3,904	—
Dividend payments to shareholders	(268,997)	(254,583)
Repurchase of common stock	(26,980)	(345,627)
Proceeds from employee stock plans	87,273	22,709
Changes in other financing activities	(16)	(5,330)
Excess tax benefit-stock options	25,953	4,198
Net cash provided by financing activities	10,971,676	245,112
Effect of exchange rate changes on cash	28	(134)
Net increase in cash and cash equivalents	4,776,611	235,309
Cash and cash equivalents at beginning of period	921,132	884,353
Cash and cash equivalents at end of period	$5,697,743	$1,119,662
See accompanying notes.

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED APRIL 29, 2017
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
Acquisition of Linear Technology Corporation
On March 10, 2017 (Acquisition Date), the Company completed the acquisition of Linear Technology Corporation (Linear), a designer, manufacturer and marketer of high performance analog integrated circuits. The total consideration paid to acquire Linear was approximately $15.8 billion, consisting of $11.1 billion in cash financed through existing cash on hand, net proceeds from bridge and term loan facilities and proceeds received from the issuance of senior unsecured notes, $4.6 billion from the issuance of the Company's common stock and $0.1 billion of consideration related to the replacement of outstanding equity awards held by Linear employees. The acquisition of Linear is referred to as the Acquisition. The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q include the financial results of Linear prospectively from the Acquisition Date. See Note 13, Debt and Note 15, Acquisitions, of these Notes to Condensed Consolidated Financial Statements for further information.

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
Revenue from contracts with the United States government, government prime contractors and some commercial customers is generally recorded on a percentage of completion basis using either units delivered or costs incurred as the measurement basis for progress towards completion. The output measure is used to measure results directly and is generally the best measure of progress toward completion in circumstances in which a reliable measure of output can be established. Estimated revenue in excess of amounts billed is reported as unbilled receivables. Contract accounting requires judgment in estimating costs and assumptions related to technical issues and delivery schedule. Contract costs include material, subcontractor costs, labor and an allocation of indirect costs. The estimation of costs at completion of a contract is subject to numerous variables involving contract costs and estimates as to the length of time to complete the contract. Changes in contract performance, estimated gross margin, including the impact of final contract settlements, and estimated losses are recognized in the period in which the changes or losses are determined.
Revenue from product sales to certain international distributors are made under agreements that permit limited stock return privileges but not sales price rebates. Revenue on these sales is recognized upon shipment at which time title passes.

The Company defers revenue and the related cost of sales on shipments to U.S. distributors and certain international distributors until the distributors resell the products to their customers. As a result, the Company’s revenue fully reflects end customer purchases and is not impacted by distributor inventory levels. Sales to certain of these distributors are made under agreements that allow such distributors to receive price-adjustment credits, as discussed below, and to return qualifying products for credit, as determined by the Company, in order to reduce the amounts of slow-moving, discontinued or obsolete product from their inventory. These agreements limit such returns to a certain percentage of the value of the Company’s shipments to that distributor during the prior quarter. In addition, such distributors are allowed to return unsold products if the Company terminates the relationship with the distributor.
Certain distributors are granted price-adjustment credits for sales to their customers when the distributor’s standard cost (i.e., the Company’s sales price to the distributor) does not provide the distributor with an appropriate margin on its sales to its customers. As distributors negotiate selling prices with their customers, the final sales price agreed upon with the customer will be influenced by many factors, including the particular product being sold, the quantity ordered, the particular customer, the geographic location of the distributor and the competitive landscape. As a result, the distributor may request and receive a price-adjustment credit from the Company to allow the distributor to earn an appropriate margin on the transaction.
Certain distributors are also granted price-adjustment credits in the event of a price decrease subsequent to the date the product was shipped and billed to the distributor. Generally, the Company will provide a credit equal to the difference between the price paid by the distributor (less any prior credits on such products) and the new price for the product multiplied by the quantity of the specific product in the distributor’s inventory at the time of the price decrease.
Given the uncertainties associated with the levels of price-adjustment credits to be granted to certain distributors, the sales price to the distributor is not fixed or determinable until the distributor resells the products to their customers. Therefore, the Company defers revenue recognition from sales to certain distributors until the distributors have sold the products to their customers.
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
As of April 29, 2017 and October 29, 2016, the Company had gross deferred revenue of $527.7 million and $432.3 million, respectively, and gross deferred cost of sales of $149.9 million and $80.8 million, respectively. As of April 29, 2017, approximately $64.8 million of the deferred revenue and deferred cost of sales related to the Acquisition.
The Company generally offers a twelve-month warranty for its products. The Company’s warranty policy provides for replacement of defective products. Specific accruals are recorded for known product warranty issues. Product warranty expenses during each of the three- and six-month periods ended April 29, 2017 and April 30, 2016 were not material.

Note 3 – Stock-Based Compensation
Stock-based compensation is measured at the grant date based on the grant-date fair value of the awards ultimately expected to vest, and is recognized as an expense on a straight-line basis over the vesting period, which is generally five years for stock options and three years for restricted stock units/awards. In addition to restricted stock units with a service condition, the Company grants restricted stock units with both a market condition and a service condition (market-based restricted stock units). The number of shares of the Company's common stock to be issued upon vesting of market-based restricted stock units will range from 0% to 200% of the target amount, based on the comparison of the Company's total shareholder return (TSR) to the median TSR of a specified peer group over a three-year period. TSR is a measure of stock price appreciation plus any dividends paid during the performance period. Determining the amount of stock-based compensation to be recorded for stock options and market-based restricted stock units requires the Company to develop estimates to calculate the grant-date fair value of awards.

Linear Replacement Awards — In connection with the Acquisition, the Company issued equity awards, consisting of restricted stock awards and restricted stock units (replacement awards), to certain Linear employees in replacement of Linear equity awards. The replacement awards consisted of restricted stock awards and restricted stock units for approximately 2.8 million shares of the Company's common stock with a weighted average grant date fair value of $82.20. The terms and intrinsic value of these replacement awards are substantially the same as the converted Linear awards. The fair value of the replacement awards associated with services rendered through the Acquisition Date was recognized as a component of the total preliminary estimated acquisition consideration, and the remaining fair value of the replacement awards associated with post-Acquisition services will be recognized as an expense on a straight-line basis over the remaining vesting period.
Modification of Awards — The Company has from time to time modified the vesting terms of its equity awards to employees and directors. The modifications made to the Company’s equity awards in the first six months of fiscal 2017 or fiscal 2016 did not result in significant incremental compensation costs, either individually or in the aggregate.
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
Information pertaining to the Company’s stock option awards and the related estimated weighted-average assumptions to calculate the fair value of stock options using the Black-Scholes valuation model granted during the three- and six-month periods ended April 29, 2017 and April 30, 2016 are as follows:

	Three Months Ended		Six Months Ended
Stock Options	April 29, 2017	April 30, 2016	April 29, 2017	April 30, 2016
Options granted (in thousands)	1,362	1,679	1,376	1,715
Weighted-average exercise price	$83.35	$54.90	$83.19	$54.90
Weighted-average grant-date fair value	$17.27	$12.81	$17.21	$12.79
Assumptions:
Weighted-average expected volatility	26.4%	34.3%	26.4%	34.3%
Weighted-average expected term (in years)	5.1	5.1	5.1	5.1
Weighted-average risk-free interest rate	2.1%	1.4%	2.1%	1.4%
Weighted-average expected dividend yield	2.2%	3.1%	2.2%	3.1%
The Company utilizes the Monte Carlo simulation valuation model to value market-based restricted stock units. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the performance conditions stipulated in the award grant and calculates the fair market value for the market-based restricted stock units granted. The Monte Carlo simulation model also uses stock price volatility and other variables to estimate the probability of satisfying the performance conditions, including the possibility that the market condition may not be satisfied, and the resulting fair value of the award. Information pertaining to the market-based restricted stock units and the related estimated assumptions used to calculate the fair value of the market-based restricted stock units granted during the three- and six-month periods ended April 29, 2017 and April 30, 2016 using the Monte Carlo simulation model are as follows:

	Three and Six Months Ended	Three and Six Months Ended
Market-based Restricted Stock Units	April 29, 2017	April 30, 2016
Units granted (in thousands)	59	102
Grant-date fair value	$94.25	$58.95
Assumptions:
Historical stock price volatility	26.0%	25.1%
Risk-free interest rate	1.6%	1.1%
Expected dividend yield	2.2%	3.0%
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
Expected dividend yield — Expected dividend yield is calculated by annualizing the cash dividend declared by the Company’s Board of Directors for the current quarter and dividing that result by the closing stock price on the date of grant. Until such time as the Company’s Board of Directors declares a cash dividend for an amount that is different from the current quarter’s cash dividend, the current dividend will be used in deriving this assumption. Cash dividends are not paid on options or restricted stock units.
Stock-Based Compensation Expense
The amount of stock-based compensation expense recognized during a period is based on the value of the awards that are ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock-based award. Based on an analysis of its historical forfeitures, the Company has applied an annual forfeiture rate of 4.7% to all unvested stock-based awards as of April 29, 2017. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those options that vest.
Additional paid-in-capital (APIC) Pool
The APIC pool represents the excess tax benefits related to share-based compensation that are available to absorb future tax deficiencies. If the amount of future tax deficiencies is greater than the available APIC pool, the Company records the excess as income tax expense in its condensed consolidated statements of income. During the three- and six-month periods ended April 29, 2017 and April 30, 2016, the Company had a sufficient APIC pool to cover any tax deficiencies recorded and as a result, these deficiencies did not affect its results of operations.
Stock-Based Compensation Activity
A summary of the Company’s stock option activity as of April 29, 2017 and changes during the three- and six-month periods then ended is presented below:

Activity during the Three Months Ended April 29, 2017	Options Outstanding (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at January 28, 2017	10,704	$45.22
Options granted	1,362	$83.35
Options exercised	(1,300)	$40.89
Options forfeited	(236)	$53.93
Options outstanding at April 29, 2017	10,530	$50.49	6.4	$280,415
Options exercisable at April 29, 2017	6,016	$41.21	4.9	$210,535
Options vested or expected to vest at April 29, 2017 (1)	10,101	$49.82	6.3	$274,918

(1)
In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. The number of options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

Activity during the Six Months Ended April 29, 2017	Options Outstanding (in thousands)	Weighted- Average Exercise Price Per Share
Options outstanding at October 29, 2016	11,704	$44.43
Options granted	1,377	$83.19
Options exercised	(2,268)	$38.69
Options forfeited	(277)	$53.65
Options expired	(6)	$33.19
Options outstanding at April 29, 2017	10,530	$50.49
During the three and six months ended April 29, 2017, the total intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) was $53.5 million and $89.1 million, respectively, and the total amount of proceeds received by the Company from the exercise of these options was $52.8 million and $87.3 million, respectively.
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
A summary of the Company’s restricted stock unit/award activity as of April 29, 2017 and changes during the three- and six-month periods then ended is presented below:

Activity during the Three Months Ended April 29, 2017	Restricted Stock Units Outstanding (in thousands)	Weighted- Average Grant- Date Fair Value Per Share
Restricted stock units/awards outstanding at January 28, 2017	2,570	$50.31
Units/Awards granted (a)	3,658	$80.28
Restrictions lapsed	(822)	$52.26
Forfeited	(93)	$53.13
Restricted stock units/awards outstanding at April 29, 2017	5,313	$70.59
(a) includes 2.8 million replacement awards granted to certain Linear employees to replace outstanding Linear equity awards.

Activity during the Six Months Ended April 29, 2017	Restricted Stock Units Outstanding (in thousands)	Weighted- Average Grant- Date Fair Value Per Share
Restricted stock units/awards outstanding at October 29, 2016	2,690	$50.11
Units/Awards granted (a)	3,663	$80.25
Restrictions lapsed	(930)	$51.55
Forfeited	(110)	$52.63
Restricted stock units/awards outstanding at April 29, 2017	5,313	$70.59
(a) includes 2.8 million replacement awards granted to certain Linear employees to replace outstanding Linear equity awards.
As of April 29, 2017, there was $509.9 million of total unrecognized compensation cost related to unvested stock-based awards comprised of stock options and restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.9 years. The total grant-date fair value of shares that vested during the three- and six-month periods ended April 29, 2017 was approximately $61.8 million and $66.9 million, respectively. The total grant-date fair value of shares that vested during the three- and six-month periods ended April 30, 2016 was approximately $47.9 million and $57.3 million, respectively.

Note 4 – Accumulated Other Comprehensive Income (Loss)

The following table provides the changes in accumulated other comprehensive income (loss) (OCI) by component and the related tax effects during the first six months of fiscal 2017.

	Foreign currency translation adjustment	Unrealized holding gains on available for sale securities classified as short-term investments	Unrealized holding (losses) on available for sale securities classified as short-term investments	Unrealized holding gains (losses) on derivatives	Pension plans	Total
October 29, 2016	$(24,063)	$800	$(281)	$(18,884)	$(31,386)	$(73,814)
Other comprehensive income (loss) before reclassifications	1,178	(751)	286	1,629	(899)	1,443
Amounts reclassified out of other comprehensive income (loss)	—	—	—	7,244	923	8,167
Tax effects	—	19	(10)	(2,307)	(204)	(2,502)
Other comprehensive income (loss)	1,178	(732)	276	6,566	(180)	7,108
April 29, 2017	$(22,885)	$68	$(5)	$(12,318)	$(31,566)	$(66,706)

The amounts reclassified out of accumulated other comprehensive income (loss) with presentation location during each period were as follows:

	Three Months Ended		Six Months Ended
Comprehensive Income Component	April 29, 2017	April 30, 2016	April 29, 2017	April 30, 2016	Location
Unrealized holding losses (gains) on derivatives
Currency forwards	$1,248	$147	$2,948	$1,626	Cost of sales
	494	27	1,508	690	Research and development
	702	(448)	1,795	346	Selling, marketing, general and administrative
Interest rate derivatives	464	562	993	845	Interest expense
	2,908	288	7,244	3,507	Total before tax
	(534)	(243)	(1,389)	(753)	Tax
	$2,374	$45	$5,855	$2,754	Net of tax

Amortization of pension components
Transition obligation	$3	$4	$6	$8	(a)
Prior service credit	(2)	—	(4)	—	(a)
Actuarial losses	466	176	921	343	(a)
	467	180	923	351	Total before tax
	(103)	(52)	(204)	(102)	Tax
	$364	$128	$719	$249	Net of tax

Total amounts reclassified out of accumulated other comprehensive income (loss), net of tax	$2,738	$173	$6,574	$3,003
______________

a) The amortization of pension components is included in the computation of net periodic pension cost. For further information see Note 13, Retirement Plans, contained in Item 8 of the Annual Report on Form 10-K for the fiscal year ended October 29, 2016.

The Company estimates $0.3 million of forward foreign currency derivative instruments included in OCI will be reclassified into earnings within the next twelve months. There was no ineffectiveness related to designated forward foreign currency derivative instruments in the three- and six-month periods ended April 29, 2017 and April 30, 2016.
Gross unrealized gains and losses on available-for-sale securities classified as short-term investments at April 29, 2017 and October 29, 2016 are as follows:

	April 29, 2017	October 29, 2016
Unrealized gains on securities classified as short-term investments	$95	$846
Unrealized losses on securities classified as short-term investments	(8)	(294)
Net unrealized gains on securities classified as short-term investments	$87	$552
As of April 29, 2017, the Company held 69 investment securities, 43 of which were in an unrealized loss position with gross unrealized losses of $0.1 million and an aggregate fair value of $556.7 million. As of October 29, 2016, the Company held 100 investment securities, 25 of which were in an unrealized loss position with gross unrealized losses of $0.3 million and an aggregate fair value of $729.6 million. These unrealized losses were primarily related to corporate obligations that earn lower interest rates than current market rates. None of these investments have been in a loss position for more than twelve months. As the Company does not intend to sell these investments and it is unlikely that the Company will be required to sell the investments before recovery of their amortized basis, which will be at maturity, the Company does not consider those investments to be other-than-temporarily impaired at April 29, 2017 and October 29, 2016.
Realized gains or losses on investments are determined based on the specific identification basis and are recognized in nonoperating expense (income). There were no material net realized gains or losses from the sales of available-for-sale investments during any of the fiscal periods presented.

Note 5 – Earnings Per Share
Basic earnings per share is computed based only on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential future issuances of common stock relating to stock option programs and other potentially dilutive securities using the treasury stock method. In calculating diluted earnings per share, the dilutive effect of stock options and restricted stock units is computed using the average market price for the respective period. In addition, the assumed proceeds under the treasury stock method include the average unrecognized compensation expense of stock options that are in-the-money and restricted stock units. This results in the “assumed” buyback of additional shares, thereby reducing the dilutive impact of in-the-money stock options. Potential shares related to certain of the Company’s outstanding stock options and restricted stock units were excluded because they were anti-dilutive. Those potential shares, determined based on the weighted average exercise prices during the respective periods, could be dilutive in the future. In connection with the Acquisition, the Company granted restricted stock awards to replace outstanding restricted stock awards of Linear employees. These restricted stock awards entitle recipients to voting and nonforfeitable dividend rights from the date of grant. These unvested stock-based compensation awards are considered participating securities and the two-class method is used for purposes of calculating earnings per share. Under the two-class method, a portion of net income is allocated to these participating securities and therefore is excluded from the calculation of earnings per share allocated to common stock, as shown in the table below.
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	April 29, 2017	April 30, 2016	April 29, 2017	April 30, 2016
Net Income	$93,564	$170,573	$310,693	$335,077
Less: income allocated to participating securities	—	—	82	—
Net income allocated to common stockholders	$93,564	$170,573	$310,611	$335,077

Basic shares:
Weighted-average shares outstanding	341,316	308,790	325,051	309,978
Earnings per share basic:	$0.27	$0.55	$0.96	$1.08
Diluted shares:
Weighted-average shares outstanding	341,316	308,790	325,051	309,978
Assumed exercise of common stock equivalents	4,338	3,460	4,314	3,543
Weighted-average common and common equivalent shares	345,654	312,250	329,365	313,521
Earnings per share diluted:	$0.27	$0.55	$0.94	$1.07
Anti-dilutive shares related to:
Outstanding stock options	1,580	4,131	823	3,364

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
The following tables display the special charges taken for actions in fiscal 2017 and fiscal 2016 and a roll-forward from October 29, 2016 to April 29, 2017 of the employee separation and exit cost accruals established related to these actions.

	Reduction of Operating Costs Action	Early Retirement Action	Total Special Charges
Statements of Income
Fiscal 2016 - Workforce reductions	$13,684	$—	13,684
Fiscal 2017 - Workforce reductions	$8,126	$41,337	$49,463

Accrued Restructuring	Reduction of Operating Costs Action	Early Retirement Action
Balance at October 29, 2016	$12,374	$—
Fiscal 2017 - workforce reductions	8,126	41,337
Severance and other payments	(2,611)	(199)
Effect of foreign currency on accrual	(6)	—
Balance at January 28, 2017	$17,883	$41,138
Severance and other payments	(3,987)	(697)
Effect of foreign currency on accrual	108	—
Balance at April 29, 2017	$14,004	$40,441

Early Retirement Offer Action
During the first quarter of fiscal 2017, the Company initiated an early retirement offer. This resulted in a special charge of approximately $41.3 million for severance, related benefits and other costs in accordance with this program for 225 manufacturing, engineering and selling, marketing, general and administrative (SMG&A) employees. As of April 29, 2017, the Company still employed 196 of the 225 employees included in these cost reduction actions. These employees must continue to be employed by the Company until their employment is terminated in order to receive the severance benefits.

Reduction of Operating Costs Action
During the second quarter of fiscal 2016, the Company recorded special charges of approximately $13.7 million for severance and fringe benefit costs in accordance with the Company's ongoing benefit plan for 123 manufacturing, engineering and SMG&A employees. As of April 29, 2017, the Company still employed 24 of the 123 employees included in this cost reduction action. These employees must continue to be employed by the Company until their employment is involuntarily terminated in order to receive the severance benefits.
During the first quarter of fiscal 2017, the Company recorded special charges of approximately $8.1 million for severance and fringe benefit costs in accordance with the Company's ongoing benefit plan or statutory requirements at foreign locations for 177 manufacturing, engineering and SMG&A employees. As of April 29, 2017, the Company still employed 163 of the 177 employees included in this cost reduction action. These employees must continue to be employed by the Company until their employment is terminated in order to receive the severance benefits.

Note 7 – Segment Information
The Company operates and tracks its results in one reportable segment based on the aggregation of seven operating segments. As of the filing date of this Quarterly Report on Form 10-Q, the assignment of goodwill resulting from the Acquisition to the Company's reporting units has not been completed. The Company designs, develops, manufactures and markets a broad range of integrated circuits (ICs). The Chief Executive Officer has been identified as the Company's Chief Operating Decision Maker. The Company has determined that all of the Company's operating segments share the following similar economic characteristics, and therefore meet the criteria established for operating segments to be aggregated into one reportable segment, namely:
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
All of the Company's operating segments share a similar long-term financial model as they have similar economic characteristics. The causes for variation in operating and financial performance are the same among the Company's operating segments and include factors such as (i) life cycle and price and cost fluctuations, (ii) number of competitors, (iii) product differentiation and (iv) size of market opportunity. Additionally, each operating segment is subject to the overall cyclical nature of the semiconductor industry. Lastly, the number and composition of employees and the amounts and types of tools and materials required for production of products are proportionately similar for each operating segment.
Revenue Trends by End Market
The following table summarizes revenue by end market. The categorization of revenue by end market is determined using a variety of data points including the technical characteristics of the product, the “sold to” customer information, the “ship to” customer information and the end customer product or application into which the Company’s product will be incorporated. As data systems for capturing and tracking this data evolve and improve, the categorization of products by end market can vary over time. When this occurs, the Company reclassifies revenue by end market for prior periods. Such reclassifications typically do not materially change the sizing of, or the underlying trends of results within, each end market. The Company is in the process of integrating Linear's results into its systems and end market classifications. As a result, revenues of Linear from the Acquisition Date are presented separately in the table below.

	Three Months Ended
	April 29, 2017			April 30, 2016
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Industrial	$462,913	46%	20%	$384,706	49%
Automotive	150,418	15%	9%	138,398	18%
Consumer	205,444	21%	156%	80,385	10%
Communications	181,744	18%	4%	175,277	23%
Total revenue (excluding Linear revenue)	$1,000,519	100%	28%	$778,766	100%
Linear revenue	147,463			—
Total revenue	$1,147,982		47%	$778,766
____________
* Percentages are based on total revenue (excluding Linear revenue). The sum of the individual percentages may not equal the total due to rounding.

	Six Months Ended
	April 29, 2017			April 30, 2016
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Industrial	$865,499	44%	18%	$733,635	47%
Automotive	289,182	15%	9%	265,046	17%
Consumer	475,590	24%	130%	207,143	13%
Communications	354,697	18%	4%	342,371	22%
Total revenue (excluding Linear revenue)	$1,984,968	100%	28%	$1,548,195	100%
Linear revenue	147,463			—
Total revenue	$2,132,431		38%	$1,548,195
____________
* Percentages are based on total revenue (excluding Linear revenue). The sum of the individual percentages may not equal the total due to rounding.
Revenue Trends by Geographic Region
Revenue by geographic region, based on the primary end customer location, for the three- and six-month periods ended April 29, 2017 and April 30, 2016 were as follows:

	Three Months Ended		Six Months Ended
Region	April 29, 2017	April 30, 2016	April 29, 2017	April 30, 2016
United States	$422,328	$245,283	$853,326	$511,952
Rest of North and South America	27,630	21,423	50,587	42,135
Europe	293,178	245,160	519,513	461,876
Japan	96,289	69,963	185,180	140,185
China	198,209	140,940	351,192	279,663
Rest of Asia	110,348	55,997	172,633	112,384
Total revenue	$1,147,982	$778,766	$2,132,431	$1,548,195
In the three- and six-month periods ended April 29, 2017 and April 30, 2016, the predominant country comprising “Rest of North and South America” is Canada; the predominant countries comprising “Europe” are Germany, Sweden, France and the United Kingdom; and the predominant countries comprising “Rest of Asia” are South Korea and Taiwan.

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
The tables below, set forth by level, presents the Company’s financial assets and liabilities, excluding accrued interest components that are accounted for at fair value on a recurring basis as of April 29, 2017 and October 29, 2016. The tables exclude cash on hand and assets and liabilities that are measured at historical cost or any basis other than fair value. As of April 29, 2017 and October 29, 2016, the Company held $1,921.8 million and $252.5 million, respectively, of cash and held-to-maturity investments that were excluded from the tables below.

	April 29, 2017
	Fair Value measurement at Reporting Date using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents:
Available-for-sale:
Institutional money market funds	$2,697,263	$—	$—	$2,697,263
Corporate obligations (1)	—	1,238,710	—	1,238,710
Short-term investments:
Available-for-sale:
Securities with one year or less to maturity:
Corporate obligations (1)	—	253,359	—	253,359
Investments in municipal bonds, obligations of U.S. government-sponsored enterprises and commercial paper	—	64,071	—	64,071
Securities with greater than one year to maturity:
Investments in municipal bonds, obligations of U.S. government-sponsored enterprises and commercial paper	—	13,199	—	13,199

Other assets:
Deferred compensation investments	30,612	—	—	30,612
Forward foreign currency exchange contracts (2)	—	—	—	—
Total assets measured at fair value	$2,727,875	$1,569,339	$—	$4,297,214
Liabilities
Contingent consideration	—	—	9,722	9,722
Forward foreign currency exchange contracts (2)	—	895	—	895
Total liabilities measured at fair value	$—	$895	$9,722	$10,617

(1)	The amortized cost of the Company’s investments classified as available-for-sale as of April 29, 2017 was $1.3 billion.

(2)
The Company has a master netting arrangement by counterparty with respect to derivative contracts. See Note 9, Derivatives, of these Notes to Condensed Consolidated Financial Statements for more information related to the Company's master netting arrangements.

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

(2)
The Company has a master netting arrangement by counterparty with respect to derivative contracts. See Note 9, Derivatives, of these Notes to Condensed Consolidated Financial Statements for more information related to the Company's master netting arrangements.

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
The fair value measurement of the contingent consideration encompasses the following significant unobservable inputs:

Unobservable Inputs	Range
Estimated contingent consideration payments	$10,500
Discount rate	0% - 2%
Timing of cash flows	1 - 3 years
Probability of achievement	90% - 100%
Changes in the fair value of the contingent consideration are recognized in operating income in the period of the estimated fair value change. Significant increases or decreases in any of the inputs in isolation may result in a fluctuation in the fair value measurement.
The following table summarizes the change in the fair value of the contingent consideration measured using significant unobservable inputs (Level 3) from October 29, 2016 to April 29, 2017:

Contingent Consideration
Balance as of October 29, 2016	$7,555
Contingent consideration liability recorded (1)	2,000
Fair value adjustment (2)	167
Balance as of April 29, 2017	$9,722
(1) Represents liability related to acquisitions that were not material to the Company on either an individual or aggregate basis.
(2) Recorded in research and development expense in the Company's condensed consolidated statements of income.
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
On June 3, 2013, the Company issued $500.0 million aggregate principal amount of 2.875% senior unsecured notes due June 1, 2023 (the 2023 Notes) with semi-annual fixed interest payments due on June 1 and December 1 of each year, commencing December 1, 2013. The fair value of the 2023 Notes as of April 29, 2017 and October 29, 2016 was $496.3 million and $501.3 million, respectively, and is classified as a Level 1 measurement according to the fair value hierarchy.
On December 14, 2015, the Company issued $850.0 million aggregate principal amount of 3.9% senior unsecured notes due December 15, 2025 (the 2025 Notes) and $400.0 million aggregate principal amount of 5.3% senior unsecured notes due December 15, 2045 (the 2045 Notes) with semi-annual fixed interest payments due on June 15 and December 15 of each year, commencing June 15, 2016. The fair value of the 2025 Notes and 2045 Notes as of April 29, 2017 was $878.3 million and $447.7 million, respectively, and are classified as a Level 1 measurements according to the fair value hierarchy. The fair value of the 2025 Notes and 2045 Notes as of October 29, 2016 was $901.5 million and $425.1 million, respectively.
On December 5, 2016, the Company issued $400.0 million aggregate principal amount of 2.5% senior unsecured notes due December 5, 2021 (the 2021 Notes), $550.0 million aggregate principal amount of 3.125% senior unsecured notes due December 5, 2023 (the December 2023 Notes), $900.0 million aggregate principal amount of 3.5% senior unsecured notes due December 5, 2026 (the 2026 Notes) and $250.0 million aggregate principal amount of 4.5% senior unsecured notes due December 5, 2036 (the 2036 Notes) with semi-annual fixed interest payments due on June 5 and December 5 of each year, commencing June 5, 2017. The fair value of the 2021 Notes, December 2023 Notes, 2026 Notes and 2036 Notes as of April 29, 2017 was $399.5 million, $553.1 million, $900.0 million and $252.3 million, respectively, and are classified as a Level 1 measurements according to the fair value hierarchy.
On the Acquisition Date, the Company entered into a 90-day Bridge Credit Agreement which provides for unsecured loans in an aggregate principal amount of up to $4.1 billion and borrowed under a term loan agreement consisting of a 3-year unsecured term loan in the principal amount of $2.5 billion, due March 10, 2020 and a 5-year unsecured term loan in the principal amount of $2.5 billion, due March 10, 2022. The carrying amounts of the loans approximate fair value. The loans are classified as a Level 2 measurements according to the fair value hierarchy.

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
The total notional amount of forward foreign currency derivative instruments designated as hedging instruments of cash flow hedges denominated in Euros, British Pounds, Philippine Pesos and Japanese Yen as of April 29, 2017 and October 29, 2016 was $172.4 million and $179.5 million, respectively. The fair value of forward foreign currency derivative instruments designated as hedging instruments in the Company’s condensed consolidated balance sheets as of April 29, 2017 and October 29, 2016 was as follows:

		Fair Value At
	Balance Sheet Location	April 29, 2017	October 29, 2016
Forward foreign currency exchange contracts	Accrued liabilities	$1,064	$5,260
Additionally, the Company enters into forward foreign currency contracts that economically hedge the gains and losses generated by the re-measurement of certain recorded assets and liabilities in a non-functional currency. Changes in the fair value of these undesignated hedges are recognized in other (income) expense immediately as an offset to the changes in the fair value of the asset or liability being hedged. As of April 29, 2017 and October 29, 2016, the total notional amount of these undesignated hedges was $89.6 million and $46.2 million, respectively. The fair value of these undesignated hedges in the Company’s condensed consolidated balance sheets as of April 29, 2017 and October 29, 2016 was immaterial.
All of the Company’s derivative financial instruments are eligible for netting arrangements that allow the Company and its counterparties to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled under these arrangements have been presented in the Company's condensed consolidated balance sheet on a net basis. As of April 29, 2017 and October 29, 2016, none of the master netting arrangements involved collateral. The following table presents the gross amounts of the Company's derivative assets and liabilities and the net amounts recorded in the Company's condensed consolidated balance sheet:

	April 29, 2017	October 29, 2016
Gross amount of recognized liabilities	$(3,044)	$(5,788)
Gross amounts of recognized assets offset in the condensed consolidated balance sheet	2,149	557
Net liabilities presented in the condensed consolidated balance sheet	$(895)	$(5,231)
Interest Rate Exposure Management — The Company's current and future debt may be subject to interest rate risk. The Company utilizes interest rate derivatives to alter interest rate exposure in an attempt to reduce the effects of these changes.
The market risk associated with the Company’s derivative instruments results from currency exchange rate or interest rate movements that are expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. The counterparties to the agreements relating to the Company’s derivative instruments consist of a number of major international financial institutions with high credit ratings. Based on the credit ratings of the Company’s counterparties as of April 29, 2017 and October 31, 2016, nonperformance is not perceived to be a significant risk. Furthermore, none of the Company’s derivatives are subject to collateral or other security arrangements and none contain provisions that are dependent on the Company’s credit ratings from any credit rating agency. While the contract or notional amounts of derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of the Company’s exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of counterparties to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparties’ obligations under the contracts exceed the obligations of the Company to the counterparties. As a result of the above considerations, the Company does not consider the risk of counterparty default to be significant.
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
For information on the unrealized holding gains (losses) on derivatives included in and reclassified out of accumulated other comprehensive income into the condensed consolidated statement of income related to forward foreign currency exchange contracts, see Note 4, Accumulated Other Comprehensive Income (Loss) of these Notes to Condensed Consolidated Financial Statements for further information.

Note 10 – Goodwill and Intangible Assets
Goodwill
The Company evaluates goodwill for impairment annually, as well as whenever events or changes in circumstances suggest that the carrying value of goodwill may not be recoverable. The Company tests goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis on the first day of the fourth quarter (on or about August 1) or more frequently if indicators of impairment exist. For the Company's latest annual impairment assessment that occurred as of July 31, 2016, the Company identified its reporting units to be its seven operating segments. As of the filing date of this Quarterly Report on Form 10-Q, the assignment of goodwill resulting from the Acquisition to the Company's reporting units has not been completed. The performance of the test involves a two-step process. The first step of the quantitative impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company determines the fair value of its reporting units using a weighting of the income and market approaches. Under the income approach, the Company uses a discounted cash flow methodology which requires management to make significant estimates and assumptions related to forecasted revenues, gross profit margins, operating income margins, working capital cash flow, perpetual growth rates, and long-term discount rates, among others. For the market approach, the Company uses the guideline public company method. Under this method the Company utilizes information from comparable publicly traded companies with similar operating and investment characteristics as the reporting units to create valuation multiples that are applied to the operating performance of the reporting unit being tested in order to obtain their respective fair values. In order to assess the reasonableness of the calculated reporting unit fair values, the Company reconciles the aggregate fair values of its reporting units (determined as described above) to its current market capitalization, allowing for a reasonable control premium. If the carrying amount of a reporting unit, calculated using the above approaches, exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that reporting unit. There was no impairment of goodwill in any period presented. The Company's next annual impairment assessment will be performed as of the first day of the fourth quarter of fiscal 2017 unless indicators arise that would require the Company to re-evaluate at an earlier date. The following table presents the changes in goodwill during the first six months of fiscal 2017:

Six Months Ended
April 29, 2017
Balance as of October 29, 2016	$1,679,116
Goodwill related to acquisition of Linear (Note 15)	10,584,333
Goodwill related to other acquisitions (1)	4,884
Foreign currency translation adjustment	1,168
Balance as of April 29, 2017	$12,269,501
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
Definite-lived intangible assets, are amortized on a straight-line basis over their estimated useful lives or on an accelerated method of amortization that is expected to reflect the estimated pattern of economic use. In-process research and development (IPR&D) assets are considered indefinite-lived intangible assets until completion or abandonment of the associated research and development (R&D) efforts. Upon completion of the projects, the IPR&D assets are reclassified to technology-based intangible assets and amortized over their estimated useful lives.
As of April 29, 2017 and October 29, 2016, the Company’s intangible assets consisted of the following:

	April 29, 2017		October 29, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$4,671,255	$244,270	$649,159	$158,979
Technology-based	1,097,030	31,746	38,731	9,958
Trade-name	72,800	1,598	600	60
Backlog	200	100	200	—
IPR&D	24,291	—	29,675	—
Total (1)(2)	$5,865,576	$277,714	$718,365	$168,997
___________
(1) Foreign intangible asset carrying amounts are affected by foreign currency translation.
(2) Increases in intangible assets primarily relate to the Acquisition and other acquisitions. See Note 15, Acquisitions, of these Notes to Condensed Consolidated Financial Statements for further information.

Intangible assets, along with the related accumulated amortization, are removed from the table above at the end of the fiscal year they become fully amortized.
For the three- and six-month periods ended April 29, 2017, amortization expense related to finite-lived intangible assets was $88.8 million and $108.7 million, respectively. For the three- and six-month periods ended April 30, 2016, amortization expense related to finite-lived intangible assets was $18.4 million and $36.8 million, respectively. The remaining amortization expense will be recognized over an estimated weighted average life of approximately 5.1 years.
The Company expects annual amortization expense for intangible assets to be:

Fiscal Year	Amortization Expense
Remainder of fiscal 2017	$294,478
2018	$587,637
2019	$584,448
2020	$584,210
2021	$583,789

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
Net periodic pension cost of non-U.S. plans is presented in the following table:

	Three Months Ended		Six Months Ended
	April 29, 2017	April 30, 2016	April 29, 2017	April 30, 2016
Service cost	$1,658	$1,394	$3,306	$2,773
Interest cost	890	933	1,774	1,871
Expected return on plan assets	(1,017)	(959)	(2,023)	(1,940)
Amortization of initial net obligation	3	4	6	8
Amortization of prior service cost	(2)	—	(4)	—
Amortization of net loss	466	176	921	343
Net periodic pension cost	$1,998	$1,548	$3,980	$3,055

Note 12 – Revolving Credit Facility
On December 19, 2012, the Company entered into a five-year, $500.0 million senior unsecured revolving credit facility with certain institutional lenders (the Credit Agreement). On July 10, 2015, the Credit Agreement was amended and restated to increase the available borrowings to $750.0 million and extend the term to July 10, 2020. On September 23, 2016, in connection with the planned acquisition of Linear, the Company amended and restated the Credit Agreement. On the Acquisition Date, the aggregate amount of commitments under the revolving credit facility increased to $1.0 billion and the maximum covenant level was temporarily revised. To date, the Company has not borrowed under this revolving credit facility but may borrow in the future and use the proceeds for repayment of existing indebtedness, stock repurchases, acquisitions, capital expenditures, working capital and other lawful corporate purposes. Revolving loans under the Credit Agreement (other than swing line loans) bear interest, at the Company's option, at either a rate equal to (a) the Eurodollar Rate (as defined in the Credit Agreement) plus a margin based on the Company's debt rating or (b) the Base Rate (defined as the highest of (i) the Bank of America prime rate, (ii) the Federal Funds Rate (as defined in the Credit Agreement) plus 0.50% or (iii) one month Eurodollar Rate plus 1%). The Credit Agreement imposes restrictions on the Company’s ability to undertake certain transactions, to create certain liens on assets and to incur certain subsidiary indebtedness. In addition, the Credit Agreement contains a consolidated leverage ratio covenant of total consolidated funded debt to consolidated EBITDA (earnings before interest, taxes, depreciation, and amortization) of not greater than 5.0 to 1.0. As of April 29, 2017, the Company was compliant with these covenants.

Note 13 – Debt
On July 26, 2016, the Company entered into a definitive agreement to acquire Linear. In connection with the Acquisition, the Company announced that it had obtained commitment financing in the form of a 364-day senior unsecured bridge facility in an aggregate principal amount of up to $7.5 billion (364-day Bridge Commitment) and a 90-day senior unsecured bridge facility in an aggregate principal amount of up to $4.1 billion (90-day Bridge Commitment). As discussed below, as a result of entering into the term loan facility and the issuance of $2.1 billion senior unsecured notes, the 364-day Bridge Commitment was terminated and $13.7 million and $7.2 million of unamortized bridge fees relating to the 364-day Bridge Commitment were accelerated and amortized into interest expense in the fourth quarter of fiscal 2016 and first quarter of fiscal 2017, respectively. Total fees incurred by the Company for the 364-day Bridge Commitment were approximately $27.5 million.
On the Acquisition Date, the Company entered into a 90-day Bridge Credit Agreement (the “Bridge Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and several banks and other financial institutions as lenders. The Bridge Credit Agreement provides for unsecured loans in an aggregate principal amount of up to $4.1 billion. The loans will bear interest at a rate per annum equal to the Eurodollar Rate plus a margin based on the Company’s debt ratings from time to time of between 0.75% and 1.63%. Repayments of loans under the Bridge Credit Agreement are due no later than June 8, 2017. The Company may prepay loans under the Bridge Credit Agreement in whole or in part at any time, without premium or penalty, subject to reimbursement of certain costs in the case of borrowings that bear interest at the Eurodollar Rate. As a result of entering into the Bridge Credit Agreement, the Company incurred a funding fee equal to 0.15% of the aggregate principal amount of the loans funded under the Bridge Credit Agreement, or $6.1 million, which was recorded in the second quarter of fiscal 2017 and is being amortized into interest expense over the term of the loan. Total fees incurred by the Company for the 90-day Bridge Commitment and Bridge Credit Agreement were approximately $15.0 million. Subsequent to the close of the second quarter of fiscal 2017, the Company repaid all of the $4.1 billion of outstanding loans under the Bridge Credit Agreement. See Note 18, Subsequent Events, of these Notes to Condensed Consolidated Financial Statements for further information.
On September 23, 2016, the Company entered into a term loan facility consisting of a 3-year unsecured term loan facility in the principal amount of $2.5 billion and a 5-year unsecured term loan facility in the principal amount of $2.5 billion established pursuant to a credit agreement with JP Morgan Chase Bank, N.A. as administrative agent and other banks identified therein as lenders (Term Loan Agreement). The Term Loan Agreement replaced $5.0 billion of the 364-day Bridge Commitment. On the Acquisition Date, the Company borrowed under the Term Loan Agreement, consisting of a 3-year unsecured term loan in the principal amount of $2.5 billion, due March 10, 2020 and a 5-year unsecured term loan in the principal amount of $2.5 billion, due March 10, 2022. The 5-year term loan requires repayment in quarterly installments on the last business day of each March, June, September and December with the first required payment due June 2017. Prepayments of principal on the term loans can be made at anytime without penalty. The term loans will bear interest at a rate per annum equal to the Eurodollar Rate plus a margin based on the Company’s debt ratings from time to time of between 0.75% and 1.63% in the case of the 3-year term loan facility, and a margin of between 0.88% and 1.75% in the case of the 5-year term loan facility. As a result of entering into the Term Loan Agreement and drawing on the available borrowings, the Company incurred fees of approximately $9.7 million. The Company recorded these costs in the second quarter of fiscal 2017 as deferred financing costs and will amortize them on a straight-line basis through interest expense over the expected 3- and 5-year terms of the term loan facility. The Company also paid ticking fees based on the Company’s debt rating accruing beginning 60 days following the effectiveness of the Term Loan Agreement through the Acquisition Date. Total fees incurred by the Company for the term loan facilities were approximately $11.5 million. Subsequent to the close of the second quarter of fiscal 2017, the Company repaid $100.0 million of principal on its 3-year unsecured term loan facility and repaid $100.0 million of principal on its 5-year unsecured term loan facility. See Note 18, Subsequent Events, of these Notes to Condensed Consolidated Financial Statements for further information.
On December 5, 2016, the Company issued $400.0 million aggregate principal amount of 2.5% senior unsecured notes due December 5, 2021 (the 2021 Notes), $550.0 million aggregate principal amount of 3.125% senior unsecured notes due December 5, 2023 (the December 2023 Notes), $900.0 million aggregate principal amount of 3.5% senior unsecured notes due December 5, 2026 (the 2026 Notes) and $250.0 million aggregate principal amount of 4.5% senior unsecured notes due December 5, 2036 (the 2036 Notes, and together with the 2021 Notes, the December 2023 Notes and the 2026 Notes, the Notes) with semi-annual fixed interest payments due on June 5 and December 5 of each year, commencing June 5, 2017. The Notes were issued in an underwritten public offering pursuant to the terms of an underwriting agreement, dated as of November 30, 2016, among the Company and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC and MUFG Securities Americas Inc., as representatives of the several underwriters named therein. The net proceeds of the offering were $2.1 billion, after discount and issuance costs. Debt discount and issuance costs will be amortized through interest expense over the term of the Notes. The Notes were issued pursuant to an indenture, as supplemented by a supplemental indenture, and the indenture and supplemental indenture contain certain covenants, events of default and other customary provisions. As of April 29, 2017, the Company was compliant with these covenants. The Notes will rank without preference or priority among themselves and equally in right of payment with all other existing and future senior unsecured debt and senior in right of payment to all of the Company's future subordinated debt. The issuance of the Notes replaced the remaining $2.5 billion of the 364-day Bridge Commitment.
The Company’s debt consisted of the following as of April 29, 2017 and October 29, 2016:

	April 29, 2017		October 29, 2016
	Principal	Unamortized discount and debt issuance costs	Principal	Unamortized discount and debt issuance costs
3-Year term loan	2,400,000	3,970	—	—
5-Year term loan	2,375,000	5,272	—	—
2021 Notes, due December 2021	400,000	4,211	—	—
2023 Notes, due June 2023	500,000	3,740	500,000	4,047
2023 Notes, due December 2023	550,000	5,831	—	—
2025 Notes, due December 2025	850,000	7,593	850,000	8,034
2026 Notes, due December 2026	900,000	12,292	—	—
2036 Notes, due December 2036	250,000	4,084	—	—
2045 Notes, due December 2045	400,000	5,643	400,000	5,742
Total Long-Term Debt	$8,625,000	$52,636	$1,750,000	$17,823
Bridge credit agreement	4,100,000	3,831	—	—
3-Year term loan, current	100,000	—	—	—
5-Year term loan, current	125,000	—	—	—
Total Current Debt	$4,325,000	$3,831	$—	$—
Total Debt	$12,950,000	$56,467	$1,750,000	$17,823

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
Inventories at April 29, 2017 and October 29, 2016 were as follows:

	April 29, 2017	October 29, 2016
Raw materials	$30,557	$20,263
Work in process	448,296	232,196
Finished goods	169,005	124,096
Total inventories	$647,858	$376,555

Note 15 – Acquisitions
Linear Technology Corporation

On the Acquisition Date, the Company completed its acquisition of all of the voting interests of Linear, an independent manufacturer of high performance analog integrated circuits. Under the terms of the Merger Agreement, Linear stockholders, received, for each outstanding share of Linear common stock, $46.00 in cash and 0.2321 of a share of the Company's common stock at the closing. The combination creates the premier analog technology company with the industry’s most comprehensive suite of high-performance analog offerings. The results of operations of Linear from the Acquisition Date are included in the Company’s consolidated statements of income for the three and six months ended April 29, 2017. The amount of revenue attributable to Linear included in the Company's consolidated statements of income for the three and six months ended April 29, 2017 was $147.5 million.

The Acquisition Date fair value of the consideration transferred in the Acquisition consisted of the following:

(in thousands)
Cash consideration (a)	$11,092,047
Issuance of common stock (b)	4,593,655
Fair value of replacement share-based and cash awards (c)	70,954
Total estimated purchase consideration	$15,756,656
_______________
(a)The cash consideration was funded utilizing cash on hand, the net proceeds from the bridge and term loan agreements and the proceeds received from the Company's issuance of the Notes. This reflects the cash portion of the purchase consideration paid to Linear stockholders of approximately $11.1 billion, as well as $16.3 million for the cash-settled portion of consideration paid to holders of restricted stock and restricted stock awards that automatically vested at the effective time of the Acquisition pursuant to pre-existing change-of-control agreements.
(b) The fair value is based on the issuance of approximately 55.9 million shares of the Company's common stock with a per-share value of $82.20 (the closing price of the Company's common stock on The NASDAQ Global Select Market on the Acquisition Date).
(c) In connection with the Acquisition, the Company issued equity and cash awards to certain Linear employees to replace Linear equity awards. The amount represents the portion of the fair value of the replacement equity and cash awards associated with services rendered though the Acquisition Date and have been included as a component of the total estimated purchase consideration.

The preliminary fair values of assets acquired and liabilities assumed as of the Acquisition Date is set forth in the table below. The excess of the purchase price over the aggregate fair value of identifiable net assets acquired was recorded as goodwill. None of the goodwill is expected to be deductible for tax purposes. These preliminary fair values were determined through established and generally accepted valuation techniques and are subject to change during the measurement period as valuations are finalized. As a result, the Acquisition accounting is not complete and additional information that existed at the Acquisition Date may become known to the Company during the remainder of the measurement period. As of the filing date of this Quarterly Report on Form 10-Q, the Company is still in the process of valuing Linear's assets, including inventory, fixed assets, deferred taxes, intangible assets, and liabilities, including deferred revenue.

(in thousands)
Cash and cash equivalents	$1,411,550
Marketable securities	100,246
Accounts receivable (a)	154,175
Inventories	437,907
Prepaid expenses and other assets	14,782
Property, plant and equipment	461,565
Intangible assets (Note 10)	5,140,400
Goodwill (Note 10)	10,584,333
Total assets	$18,304,958
Assumed liabilities	138,452
Deferred tax liabilities	2,409,850
Total estimated purchase price	$15,756,656
____________

(a)	The fair value of accounts receivable was $154.2 million, with the gross contractual amount being $155.9 million, of which the Company estimates that $1.7 million is uncollectible.

The amortizable intangible assets acquired consisted of the following, which are being amortized on a straight-line basis over their estimated useful lives or on an accelerated method of amortization that is expected to reflect the estimated pattern of economic use.

	Fair Value (in thousands)	Weighted Average Useful Lives (in Years)

Technology-based	$1,046,100	8
Trade name	72,200	7
Customer relationships	4,022,100	11
Total amortizable intangible assets	$5,140,400	10

The goodwill recognized is attributable to synergies which are expected to enhance and expand the Company’s overall product portfolio and opportunities in new and existing markets, future technologies that have yet to be determined and Linear's assembled workforce. Future technologies do not meet the criteria for recognition separately from goodwill because they are part of future development and growth of the business. As of the filing date of this Quarterly Report on Form 10-Q, the assignment of goodwill resulting from the Acquisition to the Company's reporting units has not been completed.

There were no significant contingencies assumed as part of the Acquisition.

The Company recognized $38.8 million and $46.8 million of transaction-related costs, including legal, accounting and other related fees that were expensed in the three- and six-month periods ended April 29, 2017, respectively. These costs are included in the condensed consolidated statements of income in operating expenses within SMG&A expenses. The Company may incur additional transaction-related costs within the next twelve months related to the Acquisition that will be expensed as incurred.

The following unaudited pro forma consolidated financial information combines the unaudited results of the Company for the three and six months ended April 29, 2017 and the unaudited results of Linear for the three and six months ended January 28, 2017 and assumes that the Acquisition, which closed on March 10, 2017, was completed on November 1, 2015 (the first day of the Company’s 2016 fiscal year). The pro forma consolidated financial information has been calculated after applying the Company’s accounting policies and includes adjustments for amortization expense of acquired intangible assets, transaction-related costs, a step-up in the value of acquired inventory and property, plant and equipment, compensation expense for ongoing share-based compensation arrangements replaced and interest expense for the debt incurred to fund the Acquisition, together with the consequential tax effects. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the operating results of the Company that would have been achieved had the Acquisition actually taken place on November 1, 2015. In addition, these results are not intended to be a projection of future results and do not reflect events that may occur after the Acquisition, including but not limited to revenue enhancements, cost savings or operating synergies that the combined Company may achieve as a result of the Acquisition.

(thousands, except per share data)	Pro Forma Three Months Ended
	April 29, 2017	April 30, 2016
Revenue	$1,366,946	$1,137,468
Net income	$119,134	$58,695
Basic net income per common share	$0.33	$0.16
Diluted net income per common share	$0.32	$0.16

(thousands, except per share data)	Pro Forma Six Months Ended
	April 29, 2017	April 30, 2016
Revenue	$2,729,393	$2,218,047
Net income	$351,625	$(136,034)
Basic net income per common share	$0.96	$(0.37)
Diluted net income per common share	$0.95	$(0.37)
Other Acquisitions
The Company has not provided pro forma results of operations for any other acquisitions completed in the three- or six-month periods ended April 29, 2017 or April 30, 2016 herein as they were not material to the Company on either an individual or an aggregate basis. The Company included the results of operations of each acquisition in its consolidated statement of income from the date of each acquisition.

Note 16 – Income Taxes
The Company has provided for potential tax liabilities due in the various jurisdictions in which the Company operates. Judgment is required in determining the worldwide income tax provision. In the ordinary course of global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of cost reimbursement arrangements among related entities. Although the Company believes its estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in the historical income tax provisions and accruals. Such differences could have a material impact on the Company’s income tax provision and operating results in the period in which such determination is made.
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
The Company has filed a petition with the U.S. Tax Court for one open matter for fiscal years 2006 and 2007 that pertains to Section 965 of the Internal Revenue Code related to the beneficial tax treatment of dividends paid from foreign owned companies under The American Jobs Creation Act. A favorable ruling was rendered by the U.S. Tax Court on November 22, 2016. The Company recorded a $36.5 million reserve for this potential liability in the fourth quarter of fiscal 2013 and has retained it as of as of April 29, 2017 since the ultimate outcome depends on whether the Internal Revenue Service (IRS) will appeal the U.S. Tax Court’s decision.
All of the Company's U.S. federal tax returns prior to fiscal year 2013 are no longer subject to examination.
All of the Company's Ireland tax returns prior to fiscal year 2012 are no longer subject to examination.

Unrealized Tax Benefits

The following table summarizes the changes in the total amounts of unrealized tax benefits for the six months ended April 29, 2017.

Unrealized Tax Benefits
Balance, October 29, 2016	$68,535
Additions related to acquisitions	12,332
Additions for tax positions related to current year	288
Reductions for tax positions related to prior years	(1,361)
Balance, April 29, 2017	$79,794

Note 17 – New Accounting Pronouncements
Standards Implemented
Business combinations
In September 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (ASU 2015-16). The update requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The update also requires that the acquirer record, in the financial statements of the period in which adjustments to provisional amounts are determined, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The new standard is effective prospectively for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2015-16 in the first quarter of fiscal 2017. The impact of the adoption will be dependent upon any future measurement period adjustments for acquisitions.

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
Business combinations
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business (ASU 2017-01). ASU 2017-07 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company will adopt ASU 2016-06 in the first quarter of the fiscal year ending November 2, 2019 (fiscal 2019). The impact of the adoption on the Company's financial position and results of operations will be dependent upon any future acquisitions or disposals.
Income Taxes
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) (ASU 2016-16). ASU 2016-16 will require an entity to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of an annual reporting period for which financial statements have not been issued or made available for issuance. ASU 2016-16 is effective for the Company in the first quarter of fiscal 2019. The Company is currently evaluating the adoption date and the impact, if any, adoption will have on its financial position and results of operations.
Statement of Cash Flows
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). ASU 2016-15 provides guidance on several specific cash flow issues, including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims and distributions received from equity method investees. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted in any interim or annual period. ASU 2016-15 is effective for the Company in the first quarter of fiscal 2019. The Company is currently evaluating the adoption date and the impact, if any, adoption will have on its statement of cash flows.
Equity Method Investments
In March 2016, the FASB issued ASU 2016-07, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting (ASU 2016-07). ASU 2016-07 eliminates the requirement that when an investment, initially accounted for under a method other than the equity method of accounting, subsequently qualifies for use of the equity method, an investor must retrospectively apply the equity method in prior periods in which it held the investment. This requires an investor to determine the fair value of the investee’s underlying assets and liabilities retrospectively at each investment date and revise all prior periods as if the equity method had always been applied. The new guidance requires the investor to apply the equity method prospectively from the date the investment qualifies for the equity method. The investor will add the carrying value of the existing investment to the cost of the additional investment to determine the initial cost basis of the equity method investment. ASU 2016-07 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted in any interim or annual period. ASU 2016-07 is effective for the Company in the first quarter of the fiscal year ending November 3, 2018 (fiscal 2018). The Company is currently evaluating the adoption date and the impact, if any, adoption will have on its financial position and results of operations.
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
In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). ASU 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. ASU 2016-01 is effective for the Company in the first quarter of fiscal 2019. The Company is currently evaluating the adoption date and the impact adoption will have on its financial position and results of operations.
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
Revenue Recognition
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has issued several amendments and updates to the new revenue standard, including guidance related to when an entity should recognize revenue gross as a principal or net as an agent and how an entity should identify performance obligations.  As amended, ASU 2014-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, which is the Company's first quarter of fiscal 2019. Early adoption is permitted for all entities only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company has developed a project plan for the implementation of the guidance including a review of all revenue streams to identify any differences in the timing, measurement or presentation of revenue recognition. The Company has reviewed a majority of its revenue streams and continues to make progress in assessing all potential impacts of the standard, including any impacts from recently issued amendments. The Company has also started its assessment to determine the revenue recognition impact of the recent acquisition of Linear. While the Company is still in the process of completing its evaluation of the standard, it currently believes the most significant impact will be related to the timing of recognition of sales to certain distributors. As described in Note 2, Revenue Recognition, of these Notes to the Condensed Consolidated Financial Statements, the Company currently defers revenue and the related cost of sales on shipments to certain distributors until the distributors resell the products to their customers. Upon adoption of ASU 2014-09, the Company will no longer be permitted to defer revenue until sale by the distributor to the end customer, but rather, will be required to estimate the effects of returns and allowances provided to distributors and record revenue at the time of sale to the distributor. The Company is continuing to evaluate the future impact and method of adoption of ASU 2014-09 and related amendments on its consolidated financial statements and related disclosures. The Company is considering early adoption of the new standard using the full retrospective method in the fiscal year ending November 3, 2018. While the Company has made significant progress on its project plan, the Company's ability to early adopt using the full retrospective method is dependent on system readiness and the completion of its analysis of information necessary to restate prior period financial statements.

Note 18 – Subsequent Events
On May 10, 2017, the Company repaid $100.0 million of principal on its 3-year unsecured term loan facility and repaid $100.0 million of principal on its 5-year unsecured term loan facility, as such this amount was classified as current in the condensed consolidated balance sheet as of April 29, 2017.
On May 19, 2017, the Company repaid all of the $4.1 billion of outstanding loans under the Bridge Credit Agreement.
The Company had filed a petition with the U.S. Tax Court for one open matter for fiscal 2006 and fiscal 2007 that pertains to Section 965 of the Internal Revenue Code related to the beneficial tax treatment of dividends paid from foreign owned companies under The American Jobs Creation Act. A favorable ruling was rendered by the U.S. Tax Court on November 22, 2016. On February 27, 2017, the Tax Court’s Decision Order was entered. The 90-day period for the IRS to file a Notice of Appeal lapsed on May 30, 2017. As a result, on May 30, 2017, the Company has released the $45.3 million reserve, which was comprised of the $36.5 million reserve originally recorded for this potential liability plus $8.8 million of interest.
On May 30, 2017, the Board of Directors of the Company declared a cash dividend of $0.45 per outstanding share of common stock. The dividend will be paid on June 20, 2017 to all shareholders of record at the close of business on June 9, 2017.

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
This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding future events and our future results that are subject to the safe harbor created under the Private Securities Litigation Reform Act of 1995 and other safe harbors under the Securities Act of 1933 and the Securities Exchange Act of 1934. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” “could” and “will,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections regarding our future financial performance; our anticipated growth and trends in our businesses; our future liquidity, capital needs and capital expenditures; our future market position and expected competitive changes in the marketplace for our products; our ability to pay dividends or repurchase stock; our ability to service our outstanding debt; our expected tax rate; the effect of new accounting pronouncements; our ability to successfully integrate acquired businesses and technologies, including the integration of the acquired business, operations and employees of Linear Technology Corporation; and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are inherently subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified in Part II, Item 1A. “Risk Factors” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements, including to reflect events or circumstances occurring after the date of the filing of this report, except to the extent required by law.

Results of Operations
(all tabular amounts in thousands except per share amounts and percentages)
Overview

	Three Months Ended
	April 29, 2017	April 30, 2016	$ Change	% Change
Revenue	$1,147,982	$778,766	$369,216	47%
Gross margin %	55.8%	65.6%
Net income	$93,564	$170,573	$(77,009)	(45)%
Net income as a % of revenue	8.2%	21.9%
Diluted EPS	$0.27	$0.55	$(0.28)	(51)%

	Six Months Ended
	April 29, 2017	April 30, 2016	$ Change	% Change
Revenue	$2,132,431	$1,548,195	$584,236	38%
Gross margin %	60.4%	63.8%
Net income	$310,693	$335,077	$(24,384)	(7)%
Net income as a % of revenue	14.6%	21.6%
Diluted EPS	$0.94	$1.07	$(0.13)	(12)%
Acquisition of Linear Technology Corporation
On March 10, 2017 (Acquisition Date), we completed the acquisition of Linear Technology Corporation (Linear), a designer, manufacturer and marketer of high performance analog integrated circuits. The total consideration paid to acquire Linear was approximately $15.8 billion, consisting of $11.1 billion in cash financed through existing cash on hand, net proceeds from bridge and term loan facilities and proceeds received from the issuance of senior unsecured notes, $4.6 billion from the issuance of our common stock and $0.1 billion of consideration related to the replacement of outstanding equity awards held by Linear employees. The acquisition of Linear is referred to as the Acquisition. The condensed consolidated financial statements included in this

Quarterly Report on Form 10-Q include the financial results of Linear prospectively from the Acquisition Date. See Note 13, Debt and Note 15, Acquisitions, in the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.
Revenue Trends by End Market
The following table summarizes revenue by end market. The categorization of revenue by end market is determined using a variety of data points including the technical characteristics of the product, the “sold to” customer information, the “ship to” customer information and the end customer product or application into which our product will be incorporated. As data systems for capturing and tracking this data evolve and improve, the categorization of products by end market can vary over time. When this occurs, we reclassify revenue by end market for prior periods. Such reclassifications typically do not materially change the sizing of, or the underlying trends of results within, each end market. We are in the process of integrating Linear's results into our systems and end market classifications. As a result, revenues of Linear from the Acquisition Date are presented separately in the table below.

	Three Months Ended
	April 29, 2017			April 30, 2016
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Industrial	$462,913	46%	20%	$384,706	49%
Automotive	150,418	15%	9%	138,398	18%
Consumer	205,444	21%	156%	80,385	10%
Communications	181,744	18%	4%	175,277	23%
Total revenue (excluding Linear revenue)	$1,000,519	100%	28%	$778,766	100%
Linear revenue	147,463			—
Total revenue	$1,147,982		47%	$778,766
* Percentages are based on total revenue (excluding Linear revenue). The sum of the individual percentages may not equal the total due to rounding.
	Six Months Ended
	April 29, 2017			April 30, 2016
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Industrial	$865,499	44%	18%	$733,635	47%
Automotive	289,182	15%	9%	265,046	17%
Consumer	475,590	24%	130%	207,143	13%
Communications	354,697	18%	4%	342,371	22%
Total revenue (excluding Linear revenue)	$1,984,968	100%	28%	$1,548,195	100%
Linear revenue	147,463			—
Total revenue	$2,132,431		38%	$1,548,195
* Percentages are based on total revenue (excluding Linear revenue). The sum of the individual percentages may not equal the total due to rounding.

Industrial end market revenue increased in the three- and six-month periods ended April 29, 2017, as compared to the same periods of the prior fiscal year, primarily as a result of a broad increase in demand in this end market, with particular strength in the instrumentation and automation sectors. Automotive end market revenue increased in the three- and six-month periods ended April 29, 2017, as compared to the same periods of the prior fiscal year, primarily as a result of a broad-based increase in demand for our products. Consumer end market revenue increased in the three- and six-month periods ended April 29, 2017, as compared to the same periods of the prior fiscal year, primarily as a result of an increased demand for products used in portable consumer applications. Communications end market revenue increased in the three- and six-month periods ended April 29, 2017, as compared to the same periods of the prior fiscal year, primarily as a result of increased demand for products sold into wireline infrastructure applications.
Revenue Trends by Geographic Region
Revenue by geographic region, based upon the primary end customer location, for the three- and six-month periods ended April 29, 2017 and April 30, 2016 were as follows:

	Three Months Ended
Region	April 29, 2017	April 30, 2016	$ Change	% Change
United States	$422,328	$245,283	$177,045	72%
Rest of North and South America	27,630	21,423	6,207	29%
Europe	293,178	245,160	48,018	20%
Japan	96,289	69,963	26,326	38%
China	198,209	140,940	57,269	41%
Rest of Asia	110,348	55,997	54,351	97%
Total revenue	$1,147,982	$778,766	$369,216	47%

	Six Months Ended
Region	April 29, 2017	April 30, 2016	$ Change	% Change
United States	$853,326	$511,952	$341,374	67%
Rest of North and South America	50,587	42,135	8,452	20%
Europe	519,513	461,876	57,637	12%
Japan	185,180	140,185	44,995	32%
China	351,192	279,663	71,529	26%
Rest of Asia	172,633	112,384	60,249	54%
Total revenue	$2,132,431	$1,548,195	$584,236	38%

In the three- and six-month periods ended April 29, 2017 and April 30, 2016, the predominant country comprising “Rest of North and South America” is Canada; the predominant countries comprising “Europe” are Germany, Sweden, France and the United Kingdom; and the predominant countries comprising “Rest of Asia” are South Korea and Taiwan.
On a regional basis, the sales increase in the United States in the three- and six-month periods ended April 29, 2017, as compared to the same periods of the prior fiscal year, was primarily a result of an increase in demand of our products sold into the consumer end market and as a result of the Acquisition. The sales increase in Europe in the three- and six-month periods ended April 29, 2017, as compared to the same periods of the prior fiscal year, was primarily a result of the Acquisition and an increase in demand of our products sold into the industrial and automotive end markets partially offset by a decrease in demand in products sold into the communications end market. The sales increase in Japan in the three- and six-month periods ended April 29, 2017, as compared to the same periods of the prior fiscal year, was primarily a result of an increase in demand of our products sold into the industrial and consumer end markets. The sales increase in China in the three- and six month periods ended April 29, 2017, as compared to the same periods of the prior fiscal year, was primarily a result of the Acquisition and an increase in demand of our products sold into the industrial and automotive end markets. The sales increase in the Rest of Asia in the three- and six-month periods ended April 29, 2017, as compared to the same periods of the prior fiscal year, was primarily a result of the Acquisition and an increase in demand of our products sold into the industrial and communication end markets.
Gross Margin

	Three Months Ended				Six Months Ended
	April 29, 2017	April 30, 2016	$ Change	% Change	April 29, 2017	April 30, 2016	$ Change	% Change
Gross margin	$640,443	$510,903	$129,540	25%	$1,288,947	$988,196	$300,751	30%
Gross margin %	55.8%	65.6%			60.4%	63.8%
Gross margin percentage decreased by 980 basis points and 340 basis points in the three- and six-month periods ended April 29, 2017, as compared to the same periods of the prior fiscal year, primarily as a result of recording additional cost related to Acquisition accounting adjustments, including $121.1 million related to the sale of acquired inventory written up to fair value, $17.6 million related to amortization of developed technology intangible assets acquired, and $8.3 million of depreciation related to the write up of fixed assets to fair value. The increases in cost of sales as a result of Acquisition accounting adjustments were partially offset by a decrease in factory variances as a result of increased utilization at our manufacturing facilities and lower inventory reserves.
Research and Development (R&D)

	Three Months Ended				Six Months Ended
	April 29, 2017	April 30, 2016	$ Change	% Change	April 29, 2017	April 30, 2016	$ Change	% Change
R&D expenses	$235,232	$160,235	$74,997	47%	$419,186	$317,663	$101,523	32%
R&D expenses as a % of revenue	20.5%	20.6%			19.7%	20.5%
R&D expenses increased in the three- and six-month periods ended April 29, 2017, as compared to the same periods of the prior fiscal year. Approximately $43.5 million of the overall increase in each period was a result of the Acquisition. The remainder of the increase in each period was primarily the result of increases in variable compensation expense linked to our overall profitability and revenue growth and R&D employee and related benefit expenses.
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
Selling, Marketing, General and Administrative (SMG&A)

	Three Months Ended				Six Months Ended
	April 29, 2017	April 30, 2016	$ Change	% Change	April 29, 2017	April 30, 2016	$ Change	% Change
SMG&A expenses	$190,686	$112,186	$78,500	70%	$321,345	$219,648	$101,697	46%
SMG&A expenses as a % of revenue	16.6%	14.4%			15.1%	14.2%
SMG&A expenses increased in the three- and six-month periods ended April 29, 2017, as compared to the same periods of the prior fiscal year primarily as a result of the Acquisition. Approximately $38.3 million and $46.2 million of the increase in the three-and six-month periods ended April 29, 2017, respectively, was the result of an increase in acquisition-related costs, including legal, accounting and other related fees, resulting from the Acquisition and approximately $25.7 million of the increase in each period was a result of the Acquisition. The remainder of the increase in each period was a result of increases in variable compensation expense linked to our overall profitability and revenue growth and SMG&A employee and related benefit expenses.
Amortization of Intangibles

	Three Months Ended				Six Months Ended
	April 29, 2017	April 30, 2016	$ Change	% Change	April 29, 2017	April 30, 2016	$ Change	% Change
Amortization expenses	$68,690	$17,419	$51,271	294%	$86,850	$34,777	$52,073	150%
Amortization expenses as a % of revenue	6.0%	2.2%			4.1%	2.2%
Amortization expenses increased in the three- and six-month periods ended April 29, 2017, as compared to the same periods of the prior fiscal year, as a result of the purchase of intangible assets as part of the Acquisition and, to a lesser extent, other acquisitions completed in the fiscal year ended October 29, 2016 (fiscal 2016) and the fiscal year ended October 28, 2017 (fiscal 2017).
Special Charges

Early Retirement Offer Action
During the first quarter of fiscal 2017, we initiated an early retirement offer. This resulted in a special charge of approximately $41.3 million for severance, related benefits, and other costs in accordance with this program for 225 manufacturing, engineering and SMG&A employees. As of April 29, 2017, we still employed 196 of the 225 employees included in this cost reduction action. These employees must continue to be employed by the Company until their employment is terminated in order to receive the severance benefits. We expect this action will result in estimated annual salary, variable compensation and employee benefit savings of approximately $28.4 million once fully implemented.

Reduction of Operating Costs Action
During the first quarter of fiscal 2017, we recorded special charges of approximately $8.1 million for severance and fringe benefit costs in accordance with our ongoing benefit plan or statutory requirements at foreign locations for 177 manufacturing, engineering and SMG&A employees. As of April 29, 2017, we still employed 163 of the 177 employees included in this cost reduction action. These employees must continue to be employed by us until their employment is terminated in order to receive the severance benefits. We expect this action will result in estimated annual salary, variable compensation and employee benefit savings of approximately $5.0 million once fully implemented.
Operating Income

	Three Months Ended				Six Months Ended
	April 29, 2017	April 30, 2016	$ Change	% Change	April 29, 2017	April 30, 2016	$ Change	% Change
Operating income	$145,835	$207,379	$(61,544)	(30)%	$412,103	$402,424	$9,679	2%
Operating income as a % of revenue	12.7%	26.6%			19.3%	26.0%
The year-over-year decrease in operating income in the three-month period ended April 29, 2017 was primarily the result of a $75.0 million increase in R&D expenses, a $78.5 million increase in SMG&A expenses and a $51.3 million increase in amortization expenses as more fully described above under the headings Special Charges, Research and Development (R&D), Selling, Marketing, General and Administrative (SMG&A) and Amortization of Intangibles. These increases were partially offset by a $129.5 million increase in gross margin and a $13.7 million decrease in special charges.
The year-over-year increase in operating income in the six-month period ended April 29, 2017 was primarily the result of a $300.8 million increase in gross margin, partially offset by a $101.5 million increase in R&D expenses, a $101.7 million increase in SMG&A expenses, a $52.1 million increase in amortization expenses and a $35.8 million increase in special charges as more fully described above under the headings Special Charges, Research and Development (R&D), Selling, Marketing, General and Administrative (SMG&A) and Amortization of Intangibles.
Nonoperating Expense (Income)

	Three Months Ended			Six Months Ended
	April 29, 2017	April 30, 2016	$ Change	April 29, 2017	April 30, 2016	$ Change
Interest expense	$71,636	$18,455	$53,181	$114,250	$31,517	$82,733
Interest income	(12,421)	(5,243)	(7,178)	(22,421)	(8,442)	(13,979)
Other, net	(94)	(743)	649	251	2,262	(2,011)
Total nonoperating expense	$59,121	$12,469	$46,652	$92,080	$25,337	$66,743
The year-over-year increase in nonoperating expense in the three- and six-month periods ended April 29, 2017 was primarily the result of an increase in interest expense as a result of the issuance of $2.1 billion of senior unsecured notes in the first quarter of fiscal 2017 and $1.3 billion of senior unsecured notes in the first quarter of fiscal 2016 and as a result of fees paid and financing commitments entered into in connection with the Acquisition, including a 90-day Bridge Credit Agreement in the principal amount of $4.1 billion, a 3-year unsecured term loan in the principal amount of $2.5 billion and a 5-year unsecured term loan in the principal amount of $2.5 billion. See Note 13, Debt, of the Notes to our Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the debt issuances and commitments related to the Acquisition. The increase in nonoperating expense as a result of the increase in interest expense in the three- and six-month periods ended April 29, 2017, as compared to the same periods of the prior fiscal year, was partially offset by an increase in interest income due to higher cash balances and higher interest rates earned on our investments in the three- and six-month periods ended April 29, 2017 as compared to the same periods of the prior fiscal year.

(Benefit) Provision for Income Taxes

	Three Months Ended			Six Months Ended
	April 29, 2017	April 30, 2016	$ Change	April 29, 2017	April 30, 2016	$ Change
(Benefit) provision for income taxes	$(6,850)	$24,337	$(31,187)	$9,330	$42,010	$(32,680)
Effective income tax rate	(7.9)%	12.5%		2.9%	11.1%
Our effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where our income is earned.
The tax rate for all periods presented was below the U.S. federal statutory tax rate of 35%, primarily due to lower statutory tax rates applicable to our operations in the foreign jurisdictions in which we earn income. Non-U.S. jurisdictions accounted for approximately 78.4% of our total revenues for the six-month period ended April 29, 2017, compared to approximately 75.8% of our total revenues for the six-month period ended April 30, 2016, resulting in a material portion of our pretax income being earned and taxed outside the U.S., primarily in Bermuda and Ireland, at rates ranging from 0% to 35%. The impact on our provision for income taxes of income earned in foreign jurisdictions being taxed at rates different than the U.S. statutory rate was a benefit of approximately $182.6 million and a foreign effective tax rate of approximately 5.8% in the three-month period ended April 29, 2017, compared to a benefit of approximately $49.7 million and a foreign effective tax rate of approximately 6.0% in the three-month period ended April 30, 2016. The impact on our provision for income taxes of income earned in foreign jurisdictions being taxed at rates different than the U.S. statutory rate was a benefit of approximately $266.7 million and a foreign effective tax rate of approximately 5.1% for the six-month period ended April 29, 2017, compared to a benefit of approximately $103.1 million and a foreign effective tax rate of approximately 6.2% for the six-month period ended April 30, 2016. A reduction in the ratio of domestic taxable income to worldwide taxable income effectively lowers the overall tax rate, due to the fact that the tax rates in the majority of foreign jurisdictions where we earn income are significantly lower than the U.S. statutory rate. In addition, our effective income tax rate can be impacted each year by discrete factors or events. Our effective tax rate for the three- and six-month periods ended April 29, 2017 included a tax benefit of $15.0 million for the release of a state tax credit valuation allowance as a result of the Acquisition. Our effective tax rate for the three-month period ended April 30, 2016 included no material discrete items. Our effective tax rate for the six-month period ended April 30, 2016 included a tax benefit of $7.5 million from the reinstatement of the U.S. federal research and development tax credit in December 2015 retroactive to January 1, 2015.
Net Income

	Three Months Ended				Six Months Ended
	April 29, 2017	April 30, 2016	$ Change	% Change	April 29, 2017	April 30, 2016	$ Change	% Change
Net Income	$93,564	$170,573	$(77,009)	(45)%	$310,693	$335,077	$(24,384)	(7%)
Net Income as a % of revenue	8.2%	21.9%			14.6%	21.6%
Diluted EPS	$0.27	$0.55			$0.94	$1.07
Net income decreased in the three-month period ended April 29, 2017, as compared to the same period of the prior fiscal year, as a result of a $61.5 million decrease in operating income and a $46.7 million increase in nonoperating expense, partially offset by a $31.2 million decrease in provision for income taxes.
Net income decreased in the six-month period ended April 29, 2017, as compared to the same period of the prior fiscal year, as a result of a $66.7 million increase in nonoperating expense, partially offset by a $9.7 million increase in operating income and $32.7 million decrease in provision for income taxes.

Liquidity and Capital Resources
At April 29, 2017, our principal source of liquidity was $6.2 billion of cash and cash equivalents and short-term investments, of which approximately $746.7 million was held in the United States. The balance of our cash and cash equivalents and short-term investments was held outside the United States in various foreign subsidiaries. As we intend to reinvest substantially all of our foreign earnings indefinitely, this cash held outside the United States is not available to meet certain aspects of our cash requirements in the United States, including cash dividends, principal and interest payments, and common stock repurchases. If these funds are needed for U.S. operations or can no longer be permanently reinvested outside the United States, we would be required to accrue and pay U.S. taxes to repatriate these funds. Our cash and cash equivalents consist of highly liquid investments with maturities of three months or less at the time of acquisition, including money market funds, and our short-term investments consist primarily of corporate obligations, such as commercial paper and floating rate notes, bonds and bank time deposits. We maintain these balances with high credit quality counterparties, continually monitor the amount of credit exposure to any one issuer and diversify our investments in order to minimize our credit risk. In connection with accounting for the Acquisition, we recorded approximately $1.4 billion of cash and marketable securities from Linear, which will be remitted from foreign jurisdictions as part of our post-Acquisition integration. Also as part of the post-Acquisition integration, we anticipate remitting legacy cash held outside of the United States of approximately $3.6 billion which we expect will result in approximately $0.1 billion in net tax expense to be recorded in the third quarter of fiscal 2017. We currently intend to use significant amounts of our remaining cash and cash equivalents held outside of the United States to finance obligations and current operations of our foreign businesses.
On the Acquisition Date, we entered into a 90-day Bridge Credit Agreement that provides for unsecured loans in an aggregate principal amount of up to $4.1 billion and borrowed under a term loan agreement consisting of a 3-year unsecured term loan in the principal amount of $2.5 billion, due March 10, 2020 and a 5-year unsecured term loan in the principal amount of $2.5 billion, due March 10, 2022. In addition, we amended and restated our existing revolving credit facility to allow for the increase in the amount of commitments from $750.0 million to $1.0 billion at the closing of the Acquisition. See Note 12, Revolving Credit Facility and Note 13, Debt, of the Notes to our Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information. Subsequent to the close of the second quarter of fiscal 2017, on May 10, 2017, we repaid $100.0 million of principal on the 3-year unsecured term loan facility and repaid $100.0 million of principal on the 5-year unsecured term loan facility, and on May 19, 2017, we repaid all of the $4.1 billion of outstanding loans under the Bridge Credit Agreement.
We believe that our existing sources of liquidity and cash expected to be generated from future operations, together with existing and anticipated available long-term financing, will be sufficient to fund operations, capital expenditures, research and development efforts and dividend payments (if any) in the immediate future and for at least the next twelve months.

	Six Months Ended
	April 29, 2017	April 30, 2016
Net cash provided by operating activities	$835,956	$539,908
Net cash provided by operations as a % of revenue	39.2%	34.9%
Net cash used for investing activities	$(7,031,049)	$(549,577)
Net cash provided by financing activities	$10,971,676	$245,112
At April 29, 2017, cash and cash equivalents totaled $5.7 billion. The following changes contributed to the net increase in cash and cash equivalents in the six-month period ended April 29, 2017 as compared to the same period in fiscal 2016.
Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities.
The increase in cash provided by operating activities during the six-month period ended April 29, 2017, as compared to the same period of the prior fiscal year, was primarily due to changes in working capital and higher net income adjusted for non-cash items. Changes in working capital included an increase in accrued liabilities more fully described below under the heading Working Capital.
Investing Activities
Investing cash flows consist primarily of capital expenditures, investment purchases, maturities and sales of available-for-sale securities, as well as cash used for acquisitions.
The increase in cash used by investing activities during the six-month period ended April 29, 2017, as compared to the same period of the prior fiscal year, was primarily the result of cash payments made for the Acquisition, partially offset by an increase in net proceeds received from the sale and maturity of available-for-sale securities.
Financing Activities
Financing cash flows consist primarily of payments of dividends to stockholders, repurchases of common stock, issuance and repayment of long-term debt, and proceeds from the sale of shares of common stock pursuant to employee equity incentive plans.

The increase in cash provided by financing activities during the six-month period ended April 29, 2017, as compared to the same period of the prior fiscal year, was primarily due to an increase in net proceeds of $9.9 billion received from the issuance of senior unsecured notes, financing commitments entered into in connection with the Acquisition, consisting of a 90-day Bridge Credit Agreement and a term loan agreement, a decrease in payments of $378.2 million related to the redemption of our senior unsecured notes in fiscal 2016, and a decrease in stock repurchases of $318.6 million due to the temporary suspension of our share repurchase program in connection with the Acquisition.
Working Capital

	April 29, 2017	October 29, 2016	$ Change	% Change
Accounts receivable, net	$630,353	$477,609	$152,744	32%
Days sales outstanding*	45	42
Inventory	$647,858	$376,555	$271,303	72%
Days cost of sales in inventory*	102	104
* We use the average of the current quarter and prior quarter ending net accounts receivable and ending inventory balance in our calculation of days sales outstanding and days cost of sales in inventory, respectively.
The increase in accounts receivable in dollars and days was primarily the result of the Acquisition.
The increase in inventory in dollars was primarily the result of the Acquisition. Days cost of sales in inventory decreased primarily as a result of the Acquisition.
Current liabilities increased to $5.4 billion at April 29, 2017 from $782.9 million at the end of fiscal 2016. The increase was primarily the result of $4.3 billion of current debt as a result of the Acquisition and an increase in accrued liabilities due to increases in accrued variable compensation, accrued special charges and an increase in other accruals as a result of the Acquisition.
As of April 29, 2017 and October 29, 2016, we had gross deferred revenue of $527.7 million and $432.3 million, respectively, and gross deferred cost of sales of $149.9 million and $80.8 million, respectively. Deferred income on shipments to distributors increased in the first six months of fiscal 2017, primarily as a result of higher demand for products sold into the channel. Sales to distributors are made under agreements that allow distributors to receive price-adjustment credits and to return qualifying products for credit, as determined by us, in order to reduce the amounts of slow-moving, discontinued or obsolete product from their inventory. Given the uncertainties associated with the levels of price-adjustment credits to be granted to distributors, the sales price to the distributors is not fixed or determinable until the distributors resell the products to their customers. Therefore, we defer revenue recognition from sales to distributors until the distributors have sold the products to their customers. The amount of price-adjustments is dependent on future overall market conditions, and therefore the levels of these adjustments could fluctuate significantly from period to period. To the extent that we experience a significant increase in the amount of credits we issue to our distributors, there could be a material impact on the ultimate revenue and gross margin recognized relating to these transactions.
Debt
As of April 29, 2017, we had $12.9 billion of carrying value outstanding on our short and long-term debt. The difference in the carrying value of the debt and the principal is due to the unamortized discount and issuance fees on these instruments that will accrete to the face value over the term of the debt. Our debt obligations consist of the following:
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
The indentures governing the 2021 Notes, 2023 Notes, December 2023 Notes, 2025 Notes, 2026 Notes, 2036 Notes and 2045 Notes contain covenants that may limit our ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of our assets to, any other party. As of April 29, 2017, we were compliant with these covenants. See Note 13, Debt, of the Notes to our Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our outstanding debt.
$5.0 Billion Aggregate Principal Term Loans
On the Acquisition Date, we entered into a 3-year unsecured term loan in the principal amount of $2.5 billion, due March 10, 2020 and a 5-year unsecured term loan in the principal amount of $2.5 billion, due March 10, 2022. Subsequent to the close of the second quarter of fiscal 2017, on May 10, 2017, we repaid $100.0 million of principal on the 3-year unsecured term loan facility and repaid $100.0 million of principal on the 5-year unsecured term loan facility
$4.1 Billion Aggregate Bridge Loans
On the Acquisition Date, we entered into a 90-day Bridge Credit Agreement for unsecured loans in an aggregate principal amount of $4.1 billion. Subsequent to the close of the second quarter of fiscal 2017, on May 19, 2017, we repaid all of the $4.1 billion of outstanding loans under the Bridge Credit Agreement.
Revolving Credit Facility
On July 10, 2015, we amended and restated our existing senior unsecured revolving credit facility with certain institutional lenders (the Credit Agreement) dated as of December 19, 2012. On September 23, 2016, we subsequently amended and restated the Credit Agreement. The Credit Agreement expires on July 10, 2020 and provides that the Company may borrow up to $750.0 million. On the Acquisition Date, the aggregate amount of commitments under the revolving credit facility increased to $1.0 billion and the maximum covenant level was temporarily revised. To date, we have not borrowed under this credit facility, but we may borrow in the future and use the proceeds for repayment of existing indebtedness, stock repurchases, acquisitions, capital expenditures, working capital and other lawful corporate purposes. The terms of the Credit Agreement impose restrictions on our ability to undertake certain transactions, to create certain liens on assets and to incur certain subsidiary indebtedness. In addition, the Credit Agreement contains a consolidated leverage ratio covenant of total consolidated funded debt to consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) of not greater than 5.0 to 1.0. As of April 29, 2017, we were compliant with these covenants.
Stock Repurchase Program
Our common stock repurchase program has been in place since August 2004. On February 15, 2016, the Board of Directors of the Company approved a $600.0 million increase to the current authorization for the Company's stock repurchase program to $1.0 billion in the aggregate. In the aggregate, our Board of Directors has authorized us to repurchase $6.2 billion of our common stock under the program, in the aggregate. Under the program, we may repurchase outstanding shares of our common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized under the program. As of April 29, 2017, we had repurchased a total of approximately 147.0 million shares of our common stock for approximately $5.4 billion under this program. The repurchased shares are held as authorized but unissued shares of common stock. We also from time to time repurchase shares in settlement of employee minimum tax withholding obligations due upon the vesting of restricted stock units. As a result of the Acquisition, we have temporarily suspended our share repurchase program. While we do not plan to resume share repurchases in the near term, we expect to continue repurchasing our common stock over the long-term.
Capital Expenditures
Net additions to property, plant and equipment were $75.3 million in the first six months of fiscal 2017 and were funded with a combination of cash on hand and cash generated from operations. We expect capital expenditures for fiscal 2017 to be in the range of $200.0 million to $220.0 million. These capital expenditures will be funded with a combination of cash on hand and cash generated from operations.

Dividends
On May 30, 2017, our Board of Directors declared a cash dividend of $0.45 per outstanding share of common stock. The dividend will be paid on June 20, 2017 to all shareholders of record at the close of business on June 9, 2017 and is expected to total approximately $165.2 million. We currently expect quarterly dividends to continue at $0.45 per share, although they remain subject to determination and declaration by our Board of Directors. The payment of future dividends, if any, will be based on several factors, including our financial performance, outlook and liquidity.

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
In connection with the Acquisition, in the second quarter of fiscal 2017, we entered into a Bridge Credit Agreement consisting of $4.1 billion in aggregate principal of unsecured loans and borrowed under a Term Loan Agreement consisting of a 3-year unsecured term loan in the principal amount of $2.5 billion and a 5-year unsecured term loan in the principal amount of $2.5 billion.
In connection with the Acquisition, we assumed operating leases for some of Linear's facilities that expire at various dates through 2057.
Assuming the debt obligations are held to maturity, the following amounts were not previously reflected in the contractual obligations table contained in the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended October 29, 2016:

		Payment due by period
(thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual obligations:
Operating leases (a)	11,188	3,374	3,738	2,075	2,001
Debt obligations (b)	11,200,000	4,225,000	2,875,000	2,400,000	1,700,000
Interest payments associated with debt obligations (c)	1,106,408	193,004	343,254	209,525	360,625
Total	$12,317,596	$4,421,378	$3,221,992	$2,611,600	$2,062,626
_____________________
(a) Certain of our operating leases obligations include escalation clauses. These escalating payment requirements are reflected in the table.
(b) Debt obligations represent the principal portion of our bridge facilities, term loans and senior unsecured notes.
(c) Interest costs have been estimated based upon terms within each agreement using interest rates in effect as of April 29, 2017, where applicable.
Subsequent to the close of the second quarter of fiscal 2017, we repaid all of $4.1 billion of outstanding loans under the Bridge Credit Agreement and repaid $100.0 million of principal on the 3-year unsecured term loan facility and repaid $100.0 million of principal on the 5-year unsecured term loan facility.
There have not been any other material changes during the six-month period ended April 29, 2017 to the amounts presented in the table summarizing our contractual obligations included in our Annual Report on Form 10-K for the fiscal year ended October 29, 2016.

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

Revenue Recognition
In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has issued several amendments and updates to the new revenue standard, including guidance related to when an entity should recognize revenue gross as a principal or net as an agent and how an entity should identify performance obligations.  As amended, ASU 2014-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, which is our first quarter of fiscal 2019. Early adoption is permitted for all entities only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We have developed a project plan for the implementation of the guidance including a review of all revenue streams to identify any differences in the timing, measurement or presentation of revenue recognition. We have reviewed a majority of our revenue streams and continue to make progress in assessing all potential impacts of the standard, including any impacts from recently issued amendments. We have also started our assessment to determine the revenue recognition impact of our recent acquisition of Linear. While we are still in the process of completing our evaluation of the standard, we currently believe the most significant impact will be related to the timing of recognition of sales to certain distributors. As described in Note 2, Revenue Recognition, of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q, we currently defer revenue and the related cost of sales on shipments to certain distributors until the distributors resell the products to their customers. Upon adoption of ASU 2014-09, we will no longer be permitted to defer revenue until sale by the distributor to the end customer, but rather, will be required to estimate the effects of returns and allowances provided to distributors and record revenue at the time of sale to the distributor. We are continuing to evaluate the future impact and method of adoption of ASU 2014-09 and related amendments on our consolidated financial statements and related disclosures. We are considering early adoption of the new standard using the full retrospective method in the fiscal year ending November 3, 2018. While we have made significant progress on our project plan, our ability to early adopt using the full retrospective method is dependent on system readiness and the completion of our analysis of information necessary to restate prior period financial statements.

Critical Accounting Policies and Estimates
There were no material changes in the six-month period ended April 29, 2017 to the information provided under the heading “Critical Accounting Policies and Estimates” in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended October 29, 2016.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Exposure
In the first quarter of fiscal 2017, we issued $400.0 million aggregate principal amount of 2.5% senior unsecured notes due December 5, 2021 (the 2021 Notes), $550.0 million aggregate principal amount of 3.125% senior unsecured notes due December 5, 2023 (the December 2023 Notes), $900.0 million aggregate principal amount of 3.5% senior unsecured notes due December 5, 2026 (the 2026 Notes) and $250.0 million aggregate principal amount of 4.5% senior unsecured notes due December 5, 2036 (the 2036 Notes) with semi-annual fixed interest payments due on June 5 and December 5 of each year, commencing June 5, 2017. A hypothetical 100 basis point increase in market interest rates would reduce the fair value of our 2021 Notes by $17.5 million, our December 2023 Notes by $32.1 million, our 2026 Notes by $69.2 million and our 2036 Notes by $29.4 million. In the second quarter of fiscal 2017, we borrowed $2.5 billion of 3-year term loans, $2.5 billion of 5-year term loans and a $4.1 billion bridge loan as part of the financing for the Acquisition. The term loans and bridge loan accrue interest at a floating rate, equal to the LIBOR rate corresponding with the tenor of the borrowing period plus the applicable spread (112.5 basis points for the bridge loan and 3-year term loan and 125 basis points for the 5-year term loan).  Based on the $9.1 billion of floating rate debt outstanding as of April 29, 2017, our annual interest expense would change by approximately $91 million for each 100 basis point increase in interest rates.
These amounts were not provided in the information under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” set forth in our Annual Report on Form 10-K for the fiscal year ended October 29, 2016 as the debt was not issued at that time.

Based on our cash and cash equivalents and short-term investments outstanding as of April 29, 2017, our annual interest income would change by approximately $62 million for each 100 basis point increase in interest rates. These amounts are updated from the prior information under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” set forth in our Annual Report on Form 10-K for the fiscal year ended October 29, 2016 to reflect an approximately $2.0 billion increase in marketable security and short-term investment balances.
Subsequent to the close of the second quarter of fiscal 2017, we repaid all of the $4.1 billion of outstanding loans under the Bridge Credit Agreement and repaid $100.0 million of principal on the 3-year unsecured term loan facility and repaid $100.0 million of principal on the 5-year unsecured term loan facility.
Other than as described above, there were no material changes in the six-month period ended April 29, 2017 to the information provided under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” set forth in our Annual Report on Form 10-K for the fiscal year ended October 29, 2016.

ITEM 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 29, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 29, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in Internal Control over Financial Reporting. On March 10, 2017, we completed the acquisition of Linear Technology Corporation (Linear). Excluding goodwill and intangible assets resulting from the Acquisition, Linear represented $2.5 billion and $1.8 billion of our consolidated total and net assets, respectively, as of April 29, 2017 and $147.5 million of our consolidated revenues and a net loss of $155.0 million for the three- and six- months ended April 29, 2017. See a discussion of the Acquisition in the Notes to the Consolidated Financial Statements at Note 15 Acquisitions, of this Quarterly Report on Form 10-Q. We are in the process of integrating Linear into our systems and control environment as of April 29, 2017. Subject to the foregoing, no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) have occurred during the quarter ended April 29, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management intends to exclude Linear from its assessment of the Company’s internal control over financial reporting for fiscal 2017. This exclusion is consistent with guidance issued by the SEC that an assessment of a recently acquired business may be omitted from Management's report on internal control over financial reporting in the year of acquisition.

PART II — OTHER INFORMATION

ITEM 1A.	Risk Factors
Set forth below and elsewhere in this report and in other documents we file with the Securities and Exchange Commission (SEC) are descriptions of certain risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also adversely affect our business. The description below includes any material changes to and supersedes the description of the risk factors affecting our business previously discussed in "Risk Factors” set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 29, 2016.

Our acquisition of Linear Technology Corporation (Linear) and the integration of its business, operations and employees with our own may be more difficult, costly or time consuming than expected, and the anticipated benefits and cost savings of the acquisition may not be fully realized, which could adversely impact our business operations, financial condition and results of operations.
We completed the acquisition of Linear, which we refer to as the Acquisition, on March 10, 2017. The success of the Acquisition, including the achievement of anticipated benefits and cost savings of the Acquisition, is subject to a number of uncertainties and will depend, in part, on our ability to successfully combine and integrate Linear's business into our business in an efficient and effective manner. Potential difficulties the combined company may encounter in the integration process include the following:

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

•	loss of key management and technical personnel, particularly our experienced engineers;

•	integrating personnel, IT systems and corporate, finance and administrative infrastructures from the two companies while maintaining focus on providing consistent, high quality products and services;

•	coordinating and integrating our internal operations and corporate structures;

•	potential unknown liabilities and unforeseen or increased costs and expenses;

•	the possibility of faulty assumptions underlying expectations regarding potential synergies and the integration process;

•	incurring significant Acquisition-related costs and expenses associated with combining our operations;

•	performance shortfalls at one or both of the two companies as a result of the diversion of management’s attention caused by integrating the companies’ operations; and

•	servicing the substantial debt that we have incurred in connection with the Acquisition.

Any of these factors could result in the combined company failing to realize the anticipated benefits of the Acquisition, on the expected timeline or at all, and could adversely impact our business operations, financial condition and results of operations.
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
Our future revenue, gross margins, operating results, net income and earnings per share are difficult to predict and may be materially affected by a number of factors, including:

•	the effects of adverse economic conditions in the markets in which we sell our products;

•	changes in customer demand for our products and/or for end products that incorporate our products;

•	the timing, delay, reduction or cancellation of significant customer orders and our ability to manage inventory;

•	fluctuations in customer order patterns and seasonality;

•	our ability to effectively manage our cost structure in both the short term and over a longer duration;

•	changes in geographic, product or customer mix;

•	changes in our effective tax rates or new or revised tax legislation in the United States, Ireland or worldwide;

•	the timing of new product announcements or introductions by us, our customers or our competitors and the market acceptance of such products;

•	competitive pricing pressures;

•	fluctuations in manufacturing yields, adequate availability of wafers and other raw materials, and manufacturing, assembly and test capacity;

•	the ability of our third-party suppliers, subcontractors and manufacturers to supply us with sufficient quantities of raw materials, products and/or components;

•	a decline in infrastructure spending by foreign governments, including China;

•	a decline in the U.S. Government defense budget, changes in spending or budgetary priorities, a prolonged U.S. Government shutdown or delays in contract awards;

•	any significant decline in our backlog;

•	our ability to recruit, hire, retain and motivate adequate numbers of engineers and other qualified employees to meet the demands of our customers;

•	our ability to generate new design opportunities and win competitive bid selection processes;

•	the increasing costs of providing employee benefits, including health insurance, retirement plan and pension plan contributions and retirement benefits;

•	our ability to utilize our manufacturing facilities at efficient levels;

•	potential significant litigation-related costs or product warranty and/or indemnity claims, including those not covered by our suppliers or insurers;

•	the difficulties inherent in forecasting future operating expense levels, including with respect to costs associated with labor, utilities, transportation and raw materials;

•	the costs related to compliance with increasing worldwide government, environmental and social responsibility regulations;

•	new accounting pronouncements or changes in existing accounting standards and practices; and

•
the effects of public health emergencies, natural disasters, widespread travel disruptions, security risks, terrorist activities, international conflicts, government sanctions, changes in law, including executive orders, changes in import and export regulations and other events beyond our control.

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
Our effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where our income is earned. Our effective tax rate for fiscal 2016 and the first six months of fiscal 2017 was below the U.S. federal statutory tax rate of 35%, primarily due to lower statutory tax rates applicable to our operations in the foreign jurisdictions in which we earn income. A number of factors may increase our future effective tax rate, including: new or revised tax laws or legislation or the interpretation of such laws or legislation by governmental authorities; increases in tax rates in various jurisdictions; variation in the mix of jurisdictions in which our profits are earned and taxed; repatriation of non-U.S. earnings; any adverse resolution of ongoing tax audits or adverse rulings from taxing authorities worldwide; changes in the valuation of our deferred tax assets and liabilities; adjustments to income taxes upon finalization of various tax returns; increases in expenses not deductible for tax purposes, including executive compensation subject to the limitations of Section 162(m) of the Internal Revenue Code and amortization of assets acquired in connection with strategic transactions; decreased availability of tax deductions for stock-based compensation awards worldwide; and changes in available tax credits. Any significant increase in our future effective tax rate could adversely impact our net income during future periods.
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
Long-term contracts are not typical for us, and incorrect forecasts or reductions, cancellations or delays in orders for our products could adversely affect our operating results.
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
Our future success significantly depends on our continued ability to execute our business strategy, continue to improve our existing products and design, develop, produce and market innovative new products. Product design, development, innovation and enhancement is often a complex, time-consuming and costly process involving significant investment in research and development, with no assurance of return on investment. There can be no assurance that we will be able to develop and introduce new and improved products in a timely or efficient manner or that new and improved products, if developed, will achieve market acceptance. Our products generally must conform to various evolving and sometimes competing industry standards, which may adversely affect our ability to compete in certain markets or require us to incur significant costs. In addition, our customers generally impose very high quality and reliability standards on our products, which often change and may be difficult or costly to satisfy. Any inability to satisfy customer quality and reliability standards or comply with industry standards and technical requirements may adversely affect demand for our products and our results of operations. In addition, our growth is dependent on our ability to generate new design opportunities and win competitive bid selection processes. Failure to obtain or maintain a particular design win may prevent us from obtaining or maintaining design wins in subsequent generations of a particular product and could also weaken our position in future competitive selection processes. Our growth is also dependent on our ability to identify and penetrate new markets where we have limited experience and competition is intense. Some of our customers in new markets are less established, which could subject us to increased credit risk. There can be no assurance that the markets we serve and/or target based on our business strategy will grow in the future, that our existing and new products will meet the requirements of these markets, that our products, or the products in which our products are used, will achieve customer acceptance in these markets, that competitors will not force price reductions or take market share from us, or that we can achieve or maintain adequate gross margins or profits in these markets. Additionally, developing markets, such as the developing Internet of Things (IoT) market, require significant investments, resources and technological advancements in order to compete effectively and there can be no assurance that we will achieve success in these markets. Furthermore, a decline in demand in one or several of our end-user markets could have a material adverse effect on the demand for our products and our results of operations.
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
We rely, and plan to continue to rely, on third-party suppliers, assembly and test subcontractors, freight carriers and wafer fabricators (collectively, suppliers) to supply most of our wafers that can be manufactured using industry-standard submicron processes. This reliance involves several risks, including reduced control over availability, capacity utilization, delivery schedules, manufacturing yields, and costs. We currently source approximately 40% of our wafer requirements annually from third-party wafer fabrication foundries, primarily Taiwan Semiconductor Manufacturing Company. In addition, these suppliers often provide manufacturing services to our competitors and therefore periods of increased industry demand may result in capacity constraints. In certain instances, the third-party supplier is the sole source of highly specialized processing services. If our suppliers are unable or unwilling to manufacture and deliver components to us on the time schedule and of the quality or quantity that we require or provide us with required manufacturing processes, we may be forced to seek to engage additional or replacement suppliers, which could result in additional expenses and delays in product development or shipment of product to our customers. If additional or replacement suppliers or manufacturing processes are not available, we may also experience delays in product development or shipment which could, in turn, result in the temporary or permanent loss of customers.

A prolonged disruption of our internal manufacturing operations could have a material adverse effect on our business, financial condition and results of operations.

In addition to leveraging an outsourcing model for manufacturing operations, we also rely on our internal manufacturing operations located in the United States, Ireland, the Philippines, Singapore and Malaysia. A prolonged disruption at or inability to utilize one or more of our manufacturing facilities, loss of raw materials or damage to our manufacturing equipment for any reason, including due to natural or man-made disasters or other events outside of our control, such as widespread outbreaks of illness or the failure to maintain our labor force at one or more of these facilities may disrupt our operations, delay production, shipments and revenue and result in us being unable to timely satisfy customer demand. As a result, we could forgo revenue opportunities, potentially lose market share and damage our customer relationships, all of which could materially and adversely affect our business, financial condition and results of operations.
If we are unable to generate sufficient cash flow, we may not be able to service our debt obligations, including making payments on our outstanding term loans and senior unsecured notes.
Our ability to make payments of principal and interest on our indebtedness when due, including the significant indebtedness that we have incurred in connection with the Acquisition, depends upon our future performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors affecting our consolidated operations, many of which are beyond our control. If we are unable to generate sufficient cash flow from operations in the future to service our outstanding debt, we may be required to, among other things:

•	seek additional financing in the debt or equity markets;

•	refinance or restructure all or a portion of our indebtedness;

•	borrow under our revolving credit facility;

•	divert funds that would otherwise be invested in our operations;

•	repatriate earnings at higher tax rates that are indefinitely reinvested in foreign locations;

•	sell selected assets; or

•	reduce or delay planned capital expenditures or operating expenditures.
Such measures might not be sufficient to enable us to service our debt, which could negatively impact our financial results. In addition, any such financing, refinancing or sale of assets might not be possible on economically favorable terms.
Our significant existing indebtedness could also have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions, reducing funds available for working capital, capital expenditures, acquisitions and other general corporate purposes or creating competitive disadvantages relative to other companies with lower debt levels.
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
Our semiconductor products are complex and we may be subject to product warranty and indemnity claims, which could result in significant costs and damage to our reputation and adversely affect customer relationships, the market acceptance of our products and our operating results.
Semiconductor products are highly complex and may contain defects when they are first introduced or as new versions are developed. Failures in our products and services or in the products of customers could result in damage to our reputation and reliability and increase our liability exposure to third parties. Certain of our products and services could also contain security vulnerabilities, defects, bugs and errors, which could also result in significant data losses, security breaches and theft of intellectual property. We generally warrant our products to our customers for one year from the date title passes from us. We invest significant resources in the testing of our products; however, if any of our products contain defects, we may be required to incur additional development and remediation costs pursuant to warranty and indemnification provisions in our customer contracts and purchase orders. These problems may divert our technical and other resources from other product development efforts and could result in claims against us by our customers or others, including liability for costs associated with product recalls, which may adversely impact our operating results. We may also be subject to customer indemnity claims. Our customers have on occasion been sued, and may be sued in the future, by third parties alleging infringement of intellectual property rights, or damages resulting from use of our products. Those customers may seek indemnification from us under the terms and conditions of our sales contracts with them. In certain cases, our potential indemnification liability may be significant. If any of our products contains defects, or has reliability, quality or compatibility problems, our reputation may be damaged, which could make it more difficult for us to sell our products to existing and prospective customers and could also adversely affect our operating results.
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
We rely on information technology systems throughout our company to keep financial records and customer data, process orders, manage inventory, coordinate shipments to customers, maintain confidential and proprietary information, assist in semiconductor engineering and other technical activities and operate other critical functions such as Internet connectivity, network communications and email. Our information technology systems may be susceptible to damage, disruptions or shutdowns due to power outages, hardware failures, telecommunication failures, user errors, catastrophes or other unforeseen events. We also utilize external cloud providers for certain infrastructure activities. If we were to experience a prolonged disruption in the information technology systems that involve our internal communications or our interactions with customers or suppliers, it could result in the loss of sales and customers and significant incremental costs, which could adversely affect our business. We may also be subject to security breaches caused by computer viruses, illegal break-ins or hacking, sabotage, or acts of vandalism by third parties. Our security measures or those of our third party service providers may not detect or prevent security breaches, defects, bugs or errors. In addition, we provide our confidential and proprietary information to our strategic partners in certain cases where doing so is necessary to conduct our business.  While we employ confidentiality agreements to protect such information, nonetheless those third parties may also be subject to security breaches or otherwise compromise the protection of such information. Security breaches of our information technology systems or those of our partners could result in the misappropriation or unauthorized disclosure of confidential and proprietary information belonging to us or to our employees, partners, customers or suppliers, which could result in our suffering significant financial or reputational damage.
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
We have significant operations and manufacturing facilities outside the United States, including in Ireland the Philippines, Singapore and Malaysia. A significant portion of our revenue is derived from customers in international markets, and we expect that international sales will continue to account for a significant portion of our revenue in the future. Risks associated with our international business operations include the following:

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
At April 29, 2017, our principal source of liquidity was $6.2 billion of cash and cash equivalents and short-term investments, of which approximately $0.7 billion was held in the United States and the remaining balance was held outside the United States in various foreign subsidiaries. As we intend to reinvest substantially all of our foreign earnings indefinitely, this cash held outside the United States is not available to meet certain aspects of our cash requirements in the United States. We require a substantial amount of cash in the United States for operating requirements, stock repurchases, cash dividends and acquisitions. If we are unable to address our U.S. cash requirements through operations, borrowings under our current credit facility, future debt or equity offerings or other sources of cash obtained at an acceptable cost, it may be necessary for us to consider repatriation of earnings that are indefinitely reinvested, and we may be required to pay additional taxes under current tax laws, which could have a material adverse effect on our results of operations and financial condition.
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
Issuer Purchases of Equity Securities

On March 10, 2017, we completed the acquisition of Linear Technology Corporation, an independent manufacturer of high performance analog integrated circuits, which we refer to as the Acquisition. As a result of the Acquisition, we have temporarily suspended our share repurchase program.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 29, 2017 through February 25, 2017	2,566	$76.48	—	$792,501,619
February 26, 2017 through March 25, 2017	212,356	$82.77	—	$792,501,619
March 26, 2017 through April 29, 2017	76,705	$79.40	—	$792,501,619
Total	291,627	$—	—	$792,501,619

(a)
Consists of 291,627 shares withheld by us from employees to satisfy minimum employee tax obligations upon vesting of restricted stock units granted to our employees under our equity compensation plans.

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

ANALOG DEVICES, INC.

Date: May 31, 2017	By:	/S/ VINCENT ROCHE
Vincent Roche
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 31, 2017	By:	/S/ EILEEN WYNNE
Eileen Wynne
Vice President, Chief Accounting Officer
and Interim Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
4.1
Linear Technology Corporation Amended and Restated 2005 Equity Incentive Plan, filed as exhibit 4.1 to the Post-Effective Amendment No. 1 on Form S-8 to the Company's Registration Statement on Form S-4 (File No. 333-213454) as filed with the Commission on March 15, 2017 and incorporated herein by reference.

4.2
Analog Devices, Inc. Amended and Restated 2010 Equity Incentive Plan, filed as exhibit 4.2 to the Post-Effective Amendment No. 1 on Form S-8 to the Company's Registration Statement on Form S-4 (File No. 333-213454) as filed with the Commission on March 15, 2017 and incorporated herein by reference.

10.1†	Form of Analog Devices, Inc. Equity Award Conversion Notice to Linear employees.
10.2†	Form of Global Restricted Stock Unit Agreement for Eligible Employees for usage under the Analog Devices, Inc. Amended and Restated 2010 Equity Incentive Plan.
10.3†	Separation Agreement between Analog Devices, Inc. and David A. Zinsner, dated March 27, 2017.
10.4
Bridge Credit Agreement, dated as of March 10, 2017, among Analog Devices, Inc., as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, and each lender from time to time party thereto, filed as exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-07819) as filed with the Commission on March 10, 2017 and incorporated herein by reference.

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
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and six months ended April 29, 2017 and April 30, 2016, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended April 29, 2017 and April 30, 2016, (iii) Condensed Consolidated Balance Sheets at April 29, 2017 and October 29, 2016, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended April 29, 2017 and April 30, 2016 and (v) Notes to Condensed Consolidated Financial Statements for the three and six months ended April 29, 2017.