Form 10-Q
period 2017-07-29
ANALOG DEVICES INC
filed 2017-08-30
CIK 6281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 29, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐    NO  ☑
As of July 29, 2017 there were 367,667,745 shares of common stock of the registrant, $0.16 2/3 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ANALOG DEVICES, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Revenue	$1,433,902	$869,591	$3,566,333	$2,417,786
Cost of sales (1)	667,278	297,301	1,510,762	857,300
Gross margin	766,624	572,290	2,055,571	1,560,486
Operating expenses:
Research and development (1)	275,670	163,227	694,856	480,890
Selling, marketing, general and administrative (1)	183,980	122,909	505,325	342,557
Amortization of intangibles	112,153	17,447	199,003	52,224
Special charges	—	—	49,463	13,684
	571,803	303,583	1,448,647	889,355
Operating income	194,821	268,707	606,924	671,131
Nonoperating expense (income):
Interest expense	73,073	18,476	187,323	49,993
Interest income	(5,524)	(5,665)	(27,945)	(14,107)
Other, net	474	(504)	725	1,758
	68,023	12,307	160,103	37,644
Income before income taxes	126,798	256,400	446,821	633,487
Provision for income taxes	57,882	25,970	67,212	67,980
Net income	$68,916	$230,430	$379,609	$565,507
Shares used to compute earnings per common share – basic	367,315	307,135	339,139	309,030
Shares used to compute earnings per common share – diluted	371,159	310,558	343,286	312,534
Basic earnings per common share	$0.18	$0.75	$1.12	$1.83
Diluted earnings per common share	$0.18	$0.74	$1.10	$1.81
Dividends declared and paid per share	$0.45	$0.42	$1.32	$1.24
(1) Includes stock-based compensation expense as follows:
Cost of sales	$4,375	$1,844	$8,885	$5,922
Research and development	$15,781	$6,682	$34,712	$20,032
Selling, marketing, general and administrative	$12,668	$8,093	$28,242	$22,233
See accompanying notes.

ANALOG DEVICES, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) (thousands)

	Three Months Ended		Nine Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Net income	$68,916	$230,430	$379,609	$565,507
Foreign currency translation adjustments	3,119	(2,859)	4,297	(2,923)
Change in fair value of available-for-sale securities (net of taxes of $21, $7, $12 and $49, respectively)	30	(307)	(426)	223
Change in fair value of derivative instruments designated as cash flow hedges (net of taxes of $594, $371, $2,901 and $767, respectively)	5,172	(3,545)	11,738	2,755
Changes in pension plans including prior service cost, transition obligation, net actuarial loss and foreign currency translation adjustments (net of taxes of $108, $50, $313 and $152 respectively)	(357)	880	(537)	1,240
Other comprehensive income	7,964	(5,831)	15,072	1,295
Comprehensive income	$76,880	$224,599	$394,681	$566,802

See accompanying notes.

ANALOG DEVICES, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (thousands, except share and per share amounts)

	July 29, 2017	October 29, 2016
ASSETS
Current Assets
Cash and cash equivalents	$908,569	$921,132
Short-term investments	—	3,134,661
Accounts receivable	692,552	477,609
Inventories (1)	519,695	376,555
Prepaid income tax	5,383	6,405
Prepaid expenses and other current assets	62,444	58,501
Total current assets	2,188,643	4,974,863
Property, Plant and Equipment, at Cost
Land and buildings	788,043	564,329
Machinery and equipment	2,335,354	1,994,115
Office equipment	65,024	58,785
Leasehold improvements	67,468	59,649
	3,255,889	2,676,878
Less accumulated depreciation and amortization	2,157,041	2,040,762
Net property, plant and equipment	1,098,848	636,116
Other Assets
Deferred compensation plan investments	31,506	26,152
Other investments	28,958	21,937
Goodwill	12,241,815	1,679,116
Intangible assets, net	5,440,692	549,368
Deferred tax assets	30,200	36,005
Other assets	54,333	46,721
Total other assets	17,827,504	2,359,299
	$21,114,995	$7,970,278
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$228,127	$171,439
Deferred income on shipments to distributors, net	449,663	351,538
Income taxes payable	22,301	4,100
Accrued liabilities	400,986	255,857
Total current liabilities	1,101,077	782,934
Non-current liabilities
Long-term debt	8,199,230	1,732,177
Deferred income taxes	1,730,253	109,931
Deferred compensation plan liability	31,506	26,152
Other non-current liabilities	130,029	153,466
Total non-current liabilities	10,091,018	2,021,726
Commitments and contingencies
Shareholders’ Equity
Preferred stock, $1.00 par value, 471,934 shares authorized, none outstanding	—	—
Common stock, $0.16 2/3 par value, 1,200,000,000 shares authorized, 367,667,745 shares outstanding (308,170,560 on October 29, 2016)	61,279	51,363
Capital in excess of par value	5,190,217	402,270
Retained earnings	4,730,146	4,785,799
Accumulated other comprehensive loss	(58,742)	(73,814)
Total shareholders’ equity	9,922,900	5,165,618
	$21,114,995	$7,970,278

(1)	Includes $4,628 and $2,486 related to stock-based compensation at July 29, 2017 and October 29, 2016, respectively.
See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(thousands)

	Nine Months Ended
	July 29, 2017	July 30, 2016
Cash flows from operating activities:
Net income	$379,609	$565,507
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	138,368	100,424
Amortization of intangibles	255,955	55,703
Cost of goods sold for inventory acquired	316,678	—
Stock-based compensation expense	71,839	48,187
Loss on extinguishment of debt	—	3,290
Excess tax benefit-stock options	(30,235)	(7,180)
Deferred income taxes	11,475	5,072
Other non-cash activity	(18,613)	2,371
Changes in operating assets and liabilities	(653,403)	20,537
Total adjustments	92,064	228,404
Net cash provided by operating activities	471,673	793,911
Cash flows from investing activities:
Purchases of short-term available-for-sale investments	(705,485)	(5,855,930)
Maturities of short-term available-for-sale investments	3,362,791	5,010,942
Sales of short-term available-for-sale investments	577,187	290,071
Additions to property, plant and equipment	(138,883)	(86,173)
Payments for acquisitions, net of cash acquired	(9,687,463)	(2,203)
Changes in other assets	(13,125)	(18,048)
Net cash used for investing activities	(6,604,978)	(661,341)
Cash flows from financing activities:
Payments of derivative instruments	—	(33,430)
Proceeds from debt	11,156,164	1,235,331
Payments of deferred financing fees	(5,625)	(22,208)
Proceeds from derivative instruments	3,904	—
Debt repayments	(4,700,000)	(378,156)
Dividend payments to shareholders	(435,262)	(383,537)
Repurchase of common stock	(35,935)	(368,649)
Proceeds from employee stock plans	105,244	39,342
Changes in other financing activities	(7)	(7,423)
Excess tax benefit-stock options	30,235	7,180
Net cash provided by financing activities	6,118,718	88,450
Effect of exchange rate changes on cash	2,024	(1,703)
Net (decrease) increase in cash and cash equivalents	(12,563)	219,317
Cash and cash equivalents at beginning of period	921,132	884,353
Cash and cash equivalents at end of period	$908,569	$1,103,670
See accompanying notes.

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JULY 29, 2017
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
As of July 29, 2017 and October 29, 2016, the Company had gross deferred revenue of $586.1 million and $432.3 million, respectively, and gross deferred cost of sales of $136.4 million and $80.8 million, respectively. As of July 29, 2017, approximately $89.5 million of the deferred revenue and $45.9 million of the deferred cost of sales related to the Acquisition.
The Company generally offers a twelve-month warranty for its products. The Company’s warranty policy provides for replacement of defective products. Specific accruals are recorded for known product warranty issues. Product warranty expenses during each of the three- and nine-month periods ended July 29, 2017 and July 30, 2016 were not material.

Note 3 – Stock-Based Compensation
Stock-based compensation is measured at the grant date based on the grant-date fair value of the awards ultimately expected to vest, and is recognized as an expense on a straight-line basis over the vesting period, which is generally five years for stock options and three years for restricted stock units/awards. In addition to restricted stock units with a service condition, the Company grants restricted stock units with both a market condition and a service condition (market-based restricted stock units) and in the third quarter of fiscal 2017, granted restricted stock units with both a performance condition and a service condition. The number of shares of the Company's common stock to be issued upon vesting of market-based restricted stock units will range from 0% to 200% of the target amount, based on the comparison of the Company's total shareholder return (TSR) to the median TSR of a specified peer group over a three-year period. TSR is a measure of stock price appreciation plus any dividends paid during the performance period. Determining the amount of stock-based compensation to be recorded for stock options and market-based restricted stock units requires the Company to develop estimates to calculate the grant-date fair value of awards.
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
Modification of Awards — The Company has from time to time modified the vesting terms of its equity awards to employees and directors. The modifications made to the Company’s equity awards in the first nine months of fiscal 2017 or fiscal 2016 did not result in significant incremental compensation costs, either individually or in the aggregate.
Grant-Date Fair Value — The Company uses the Black-Scholes valuation model to calculate the grant-date fair value of stock option awards and the Monte Carlo simulation model to calculate the grant-date fair value of market-based restricted stock units. The use of these valuation models requires the Company to make estimates and assumptions, such as expected volatility, expected term, risk-free interest rate, expected dividend yield and forfeiture rates. The grant-date fair value of restricted stock units with a service condition and those with both a service and performance condition represents the value of the Company’s common stock on the date of grant, reduced by the present value of dividends expected to be paid on the Company’s common stock prior to vesting.
Information pertaining to the Company’s stock option awards and the related estimated weighted-average assumptions to calculate the fair value of stock options using the Black-Scholes valuation model granted during the three- and nine-month periods ended July 29, 2017 and July 30, 2016 are as follows:

	Three Months Ended		Nine Months Ended
Stock Options	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Options granted (in thousands)	98	23	1,474	1,738
Weighted-average exercise price	$79.85	$56.20	$82.97	$54.92
Weighted-average grant-date fair value	$15.75	$10.86	$17.12	$12.77
Assumptions:
Weighted-average expected volatility	26.2%	29.1%	26.4%	34.2%
Weighted-average expected term (in years)	5.0	5.1	5.1	5.1
Weighted-average risk-free interest rate	1.8%	1.2%	2.1%	1.4%
Weighted-average expected dividend yield	2.3%	3.0%	2.2%	3.1%
The Company utilizes the Monte Carlo simulation valuation model to value market-based restricted stock units. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market conditions stipulated in the award grant and calculates the fair market value for the market-based restricted stock units granted. The Monte Carlo simulation model also uses stock price volatility and other variables to estimate the probability of satisfying the market conditions, including the possibility that the market condition may not be satisfied, and the resulting fair value of the award. Information pertaining to the market-based restricted stock units and the related estimated assumptions used to calculate the fair value of the market-based restricted stock units granted during the nine-month periods ended July 29, 2017 and July 30, 2016 using the Monte Carlo simulation model are as follows:

	Nine Months Ended	Nine Months Ended
Market-based Restricted Stock Units	July 29, 2017	July 30, 2016
Units granted (in thousands)	59	102
Grant-date fair value	$94.25	$58.95
Assumptions:
Historical stock price volatility	26.0%	25.1%
Risk-free interest rate	1.6%	1.1%
Expected dividend yield	2.2%	3.0%
The Company did not grant market-based restricted stock units during the three-month periods ended July 29, 2017 or July 30, 2016.
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
Stock-Based Compensation Expense
The amount of stock-based compensation expense recognized during a period is based on the value of the awards that are ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock-based award. Based on an analysis of its historical forfeitures, the Company has applied an annual forfeiture rate of 4.7% to all unvested stock-based awards as of July 29, 2017. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those options that vest.
Additional paid-in-capital (APIC) Pool
The APIC pool represents the excess tax benefits related to share-based compensation that are available to absorb future tax deficiencies. If the amount of future tax deficiencies is greater than the available APIC pool, the Company records the excess as income tax expense in its condensed consolidated statements of income. During the three- and nine-month periods ended July 29, 2017 and July 30, 2016, the Company had a sufficient APIC pool to cover any tax deficiencies recorded and as a result, these deficiencies did not affect its results of operations.
Stock-Based Compensation Activity
A summary of the Company’s stock option activity as of July 29, 2017 and changes during the three- and nine-month periods then ended is presented below:

Activity during the Three Months Ended July 29, 2017	Options Outstanding (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at April 29, 2017	10,530	$50.49
Options granted	98	$79.85
Options exercised	(456)	$39.42
Options forfeited	(59)	$59.68
Options expired	(1)	$48.94
Options outstanding at July 29, 2017	10,112	$51.22	6.3	$288,944
Options exercisable at July 29, 2017	5,602	$41.47	4.7	$211,596
Options vested or expected to vest at July 29, 2017 (1)	9,725	$50.59	6.2	$283,617

(1)
In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. The number of options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

Activity during the Nine Months Ended July 29, 2017	Options Outstanding (in thousands)	Weighted- Average Exercise Price Per Share
Options outstanding at October 29, 2016	11,704	$44.43
Options granted	1,474	$82.97
Options exercised	(2,724)	$38.81
Options forfeited	(335)	$54.71
Options expired	(7)	$34.10
Options outstanding at July 29, 2017	10,112	$51.22
During the three- and nine-month periods ended July 29, 2017, the total intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) was $19.9 million and $109.0 million, respectively, and the total amount of proceeds received by the Company from the exercise of these options was $18.0 million and $105.2 million, respectively.
During the three- and nine-month periods ended July 30, 2016, the total intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) was $13.0 million and $26.9 million, respectively, and the total amount of proceeds received by the Company from the exercise of these options was $16.6 million and $39.3 million, respectively.
A summary of the Company’s restricted stock unit/award activity as of July 29, 2017 and changes during the three- and nine-month periods then ended is presented below:

Activity during the Three Months Ended July 29, 2017	Restricted Stock Units/Awards Outstanding (in thousands)	Weighted- Average Grant- Date Fair Value Per Share
Restricted stock units/awards outstanding at April 29, 2017	5,313	$70.59
Units/Awards granted	644	$75.59
Restrictions lapsed	(311)	$79.14
Forfeited	(55)	$70.94
Restricted stock units/awards outstanding at July 29, 2017	5,591	$70.69

Activity during the Nine Months Ended July 29, 2017	Restricted Stock Units/Awards Outstanding (in thousands)	Weighted- Average Grant- Date Fair Value Per Share
Restricted stock units/awards outstanding at October 29, 2016	2,690	$50.11
Units/Awards granted (a)	4,307	$79.55
Restrictions lapsed	(1,241)	$58.44
Forfeited	(165)	$58.71
Restricted stock units/awards outstanding at July 29, 2017	5,591	$70.69
(a) includes replacement awards for 2.8 million shares of the Company's common stock that were granted to certain Linear employees to replace outstanding Linear equity awards.
As of July 29, 2017, there was $369.8 million of total unrecognized compensation cost related to unvested stock-based awards comprised of stock options and restricted stock units/awards. That cost is expected to be recognized over a weighted-average period of 1.9 years. The total grant-date fair value of shares that vested during the three- and nine-month periods ended July 29, 2017 was approximately $28.3 million and $95.2 million, respectively. The total grant-date fair value of shares that vested during the three- and nine-month periods ended July 30, 2016 was approximately $1.7 million and $59.0 million, respectively.

Note 4 – Accumulated Other Comprehensive Income (Loss)
The following table provides the changes in accumulated other comprehensive income (loss) (OCI) by component and the related tax effects during the first nine months of fiscal 2017.

	Foreign currency translation adjustment	Unrealized holding gains on available for sale securities	Unrealized holding (losses) on available for sale securities	Unrealized holding gains (losses) on derivatives	Pension plans	Total
October 29, 2016	$(24,063)	$800	$(281)	$(18,884)	$(31,386)	$(73,814)
Other comprehensive income (loss) before reclassifications	4,297	(697)	283	7,582	(1,630)	9,835
Amounts reclassified out of other comprehensive income (loss)	—	—	—	7,057	1,406	8,463
Tax effects	—	(3)	(9)	(2,901)	(313)	(3,226)
Other comprehensive income (loss)	4,297	(700)	274	11,738	(537)	15,072
July 29, 2017	$(19,766)	$100	$(7)	$(7,146)	$(31,923)	$(58,742)
The amounts reclassified out of accumulated other comprehensive income (loss) with presentation location during each period were as follows:

	Three Months Ended		Nine Months Ended
Comprehensive Income Component	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016	Location
Unrealized holding losses (gains) on derivatives
Currency forwards	$(106)	$46	$2,842	$1,672	Cost of sales
	(354)	93	1,154	783	Research and development
	(195)	(577)	1,600	(231)	Selling, marketing, general and administrative
Interest rate derivatives	468	562	1,461	1,407	Interest expense
	(187)	124	7,057	3,631	Total before tax
	(80)	(141)	(1,469)	(807)	Tax
	$(267)	$(17)	$5,588	$2,824	Net of tax

Amortization of pension components
Transition obligation	$3	$4	$9	$12	(a)
Prior service credit	(2)	—	(6)	—	(a)
Actuarial losses	482	168	1,403	511	(a)
	483	172	1,406	523	Total before tax
	(109)	(50)	(313)	(152)	Tax
	$374	$122	$1,093	$371	Net of tax

Total amounts reclassified out of accumulated other comprehensive income (loss), net of tax	$107	$105	$6,681	$3,195
______________
a) The amortization of pension components is included in the computation of net periodic pension cost. For further information see Note 13, Retirement Plans, contained in Item 8 of the Annual Report on Form 10-K for the fiscal year ended October 29, 2016.
The Company estimates $5.2 million of forward foreign currency derivative instruments included in OCI will be reclassified into earnings within the next twelve months. There was no ineffectiveness related to designated forward foreign currency derivative instruments in the three- and nine-month periods ended July 29, 2017 and July 30, 2016.
Gross unrealized gains and losses on available-for-sale securities at July 29, 2017 and October 29, 2016 were as follows:

	July 29, 2017	October 29, 2016
Unrealized gains on available-for-sale securities	$149	$846
Unrealized losses on available-for-sale securities	(11)	(294)
Net unrealized gains on available-for-sale securities	$138	$552
As of July 29, 2017, the Company held 19 investment securities, 7 of which were in an unrealized loss position with gross unrealized losses of $0.01 million and an aggregate fair value of $194.7 million. As of October 29, 2016, the Company held 100 investment securities, 25 of which were in an unrealized loss position with gross unrealized losses of $0.3 million and an aggregate fair value of $729.6 million. These unrealized losses were primarily related to corporate obligations that earn lower interest rates than current market rates. None of these investments have been in a loss position for more than twelve months. As the Company does not intend to sell these investments and it is unlikely that the Company will be required to sell the investments before recovery of their amortized basis, which will be at maturity, the Company does not consider those investments to be other-than-temporarily impaired at July 29, 2017 and October 29, 2016.
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
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Net Income	$68,916	$230,430	$379,609	$565,507
Less: income allocated to participating securities	981	—	981	—
Net income allocated to common stockholders	$67,935	$230,430	$378,628	$565,507

Basic shares:
Weighted-average shares outstanding	367,315	307,135	339,139	309,030
Earnings per common share basic:	$0.18	$0.75	$1.12	$1.83
Diluted shares:
Weighted-average shares outstanding	367,315	307,135	339,139	309,030
Assumed exercise of common stock equivalents	3,844	3,423	4,147	3,504
Weighted-average common and common equivalent shares	371,159	310,558	343,286	312,534
Earnings per common share diluted:	$0.18	$0.74	$1.10	$1.81
Anti-dilutive shares related to:
Outstanding share based awards	1,758	3,498	1,135	3,409

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
The following tables display the special charges taken for actions in fiscal 2017 and fiscal 2016 and a roll-forward from October 29, 2016 to July 29, 2017 of the employee separation and exit cost accruals established related to these actions.

	Reduction of Operating Costs Action	Early Retirement Action	Total Special Charges
Statements of Income
Fiscal 2016 - Workforce reductions	$13,684	$—	13,684
Fiscal 2017 - Workforce reductions	$8,126	$41,337	$49,463

Accrued Restructuring	Reduction of Operating Costs Action	Early Retirement Action
Balance at October 29, 2016	$12,374	$—
Fiscal 2017 - workforce reductions	8,126	41,337
Severance and other payments	(2,611)	(199)
Effect of foreign currency on accrual	(6)	—
Balance at January 28, 2017	$17,883	$41,138
Severance and other payments	(3,987)	(697)
Effect of foreign currency on accrual	108	—
Balance at April 29, 2017	$14,004	$40,441
Severance and other payments	(6,811)	(1,873)
Effect of foreign currency on accrual	317	—
Balance at July 29, 2017	$7,510	$38,568

Early Retirement Offer Action
During the first quarter of fiscal 2017, the Company initiated an early retirement offer. This resulted in a special charge of approximately $41.3 million for severance, related benefits and other costs in accordance with this program for 225 manufacturing, engineering and selling, marketing, general and administrative (SMG&A) employees. As of July 29, 2017, the Company still employed 45 of the 225 employees included in these cost reduction actions. These employees must continue to be employed by the Company until their employment is terminated in order to receive the severance benefits.

Reduction of Operating Costs Action
During the second quarter of fiscal 2016, the Company recorded special charges of approximately $13.7 million for severance and fringe benefit costs in accordance with the Company's ongoing benefit plan for 123 manufacturing, engineering and SMG&A employees. As of July 29, 2017, the Company still employed 24 of the 123 employees included in this cost reduction action. These employees must continue to be employed by the Company until their employment is involuntarily terminated in order to receive the severance benefits.
During the first quarter of fiscal 2017, the Company recorded special charges of approximately $8.1 million for severance and fringe benefit costs in accordance with the Company's ongoing benefit plan or statutory requirements at foreign locations for 177 manufacturing, engineering and SMG&A employees. As of July 29, 2017, the Company still employed 12 of the 177 employees included in this cost reduction action. These employees must continue to be employed by the Company until their employment is terminated in order to receive the severance benefits.

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
Revenue Trends by End Market
The following tables summarize revenue by end market for the three- and nine-month periods ended July 29, 2017 and July 30, 2016. The categorization of revenue by end market is determined using a variety of data points including the technical characteristics of the product, the “sold to” customer information, the “ship to” customer information and the end customer product or application into which the Company’s product will be incorporated. As data systems for capturing and tracking this data evolve and improve, the categorization of products by end market can vary over time. When this occurs, the Company reclassifies revenue by end market for prior periods. Such reclassifications typically do not materially change the sizing of, or the underlying trends of results within, each end market.

	Three Months Ended
	July 29, 2017			July 30, 2016
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue
Industrial	$700,213	49%	87%	$373,923	43%
Automotive	227,462	16%	69%	134,804	16%
Consumer	252,498	18%	36%	186,171	21%
Communications	253,729	18%	45%	174,693	20%
Total revenue	$1,433,902	100%	65%	$869,591	100%
____________
* The sum of the individual percentages may not equal the total due to rounding.

	Nine Months Ended
	July 29, 2017			July 30, 2016
	Revenue	% of Revenue	Y/Y%	Revenue	% of Revenue
Industrial	$1,645,801	46%	49%	$1,108,034	46%
Automotive	548,068	15%	37%	399,868	17%
Consumer	733,799	21%	87%	393,024	16%
Communications	638,665	18%	24%	516,860	21%
Total revenue	$3,566,333	100%	48%	$2,417,786	100%
____________

Revenue Trends by Geographic Region
Revenue by geographic region, based on the primary end customer location, for the three- and nine-month periods ended July 29, 2017 and July 30, 2016 were as follows:

	Three Months Ended		Nine Months Ended
Region	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
United States	$530,335	$334,455	$1,383,661	$846,407
Rest of North and South America	25,961	22,677	76,548	64,812
Europe	346,436	232,324	865,949	694,200
Japan	153,188	73,753	338,368	213,938
China	239,701	146,069	590,893	425,732
Rest of Asia	138,281	60,313	310,914	172,697
Total revenue	$1,433,902	$869,591	$3,566,333	$2,417,786
In the three- and nine-month periods ended July 29, 2017 and July 30, 2016, the predominant country comprising “Rest of North and South America” is Canada; the predominant countries comprising “Europe” are Germany, Sweden, France and the United Kingdom; and the predominant countries comprising “Rest of Asia” are South Korea and Taiwan.

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
The tables below, set forth by level, presents the Company’s financial assets and liabilities, excluding accrued interest components that are accounted for at fair value on a recurring basis as of July 29, 2017 and October 29, 2016. The tables exclude cash on hand and assets and liabilities that are measured at historical cost or any basis other than fair value. As of July 29, 2017 and October 29, 2016, the Company held $192.4 million and $252.5 million, respectively, of cash and held-to-maturity investments that were excluded from the tables below.

	July 29, 2017
	Fair Value measurement at Reporting Date using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents:
Available-for-sale:
Institutional money market funds	$374,650	$—	$—	$374,650
Corporate obligations (1)	—	341,500	—	341,500
Other assets:
Deferred compensation investments	—	32,513	—	32,513
Interest rate derivatives	—	2,031	—	2,031
Forward foreign currency exchange contracts (2)	—	8,872	—	8,872
Total assets measured at fair value	$374,650	$384,916	$—	$759,566
Liabilities
Contingent consideration	—	—	9,807	9,807
Total liabilities measured at fair value	$—	$—	$9,807	$9,807

(1)	The amortized cost of the Company’s investments classified as available-for-sale as of July 29, 2017 was $331.6 million.

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
Interest rate derivatives — The fair value of the interest rate derivatives is estimated using a discounted cash flow analysis based on the contractual terms of the derivative.
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
The following table summarizes the change in the fair value of the contingent consideration measured using significant unobservable inputs (Level 3) from October 29, 2016 to July 29, 2017:

Contingent Consideration
Balance as of October 29, 2016	$7,555
Contingent consideration liability recorded (1)	2,000
Fair value adjustment (2)	252
Balance as of July 29, 2017	$9,807
(1) Represents liability related to acquisitions that were not material to the Company on either an individual or aggregate basis.
(2) Recorded in research and development expense in the Company's condensed consolidated statements of income.
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
On June 3, 2013, the Company issued $500.0 million aggregate principal amount of 2.875% senior unsecured notes due June 1, 2023 (the 2023 Notes) with semi-annual fixed interest payments due on June 1 and December 1 of each year, commencing December 1, 2013. The fair value of the 2023 Notes as of July 29, 2017 and October 29, 2016 was $504.6 million and $501.3 million, respectively, and is classified as a Level 1 measurement according to the fair value hierarchy.
On December 14, 2015, the Company issued $850.0 million aggregate principal amount of 3.9% senior unsecured notes due December 15, 2025 (the 2025 Notes) and $400.0 million aggregate principal amount of 5.3% senior unsecured notes due December 15, 2045 (the 2045 Notes) with semi-annual fixed interest payments due on June 15 and December 15 of each year, commencing June 15, 2016. The fair value of the 2025 Notes and 2045 Notes as of July 29, 2017 was $894.1 million and $468.8 million, respectively, and are classified as a Level 1 measurements according to the fair value hierarchy. The fair value of the 2025 Notes and 2045 Notes as of October 29, 2016 was $901.5 million and $425.1 million, respectively.
On December 5, 2016, the Company issued $400.0 million aggregate principal amount of 2.5% senior unsecured notes due December 5, 2021 (the 2021 Notes), $550.0 million aggregate principal amount of 3.125% senior unsecured notes due December 5, 2023 (the December 2023 Notes), $900.0 million aggregate principal amount of 3.5% senior unsecured notes due December 5, 2026 (the 2026 Notes) and $250.0 million aggregate principal amount of 4.5% senior unsecured notes due December 5, 2036 (the 2036 Notes) with semi-annual fixed interest payments due on June 5 and December 5 of each year, commencing June 5, 2017. The fair value of the 2021 Notes, December 2023 Notes, 2026 Notes and 2036 Notes as of July 29, 2017 was $401.1 million, $559.8 million, $911.5 million and $259.9 million, respectively, and are classified as a Level 1 measurements according to the fair value hierarchy.
On the Acquisition Date, the Company entered into a 90-day Bridge Credit Agreement that provided for unsecured loans in an aggregate principal amount of up to $4.1 billion and borrowed under a term loan agreement consisting of a 3-year unsecured term loan in the principal amount of $2.5 billion, due March 10, 2020 and a 5-year unsecured term loan in the principal amount of $2.5 billion, due March 10, 2022. In the third quarter of fiscal 2017, the Company repaid all of the $4.1 billion of outstanding loans under the 90-day Bridge Credit Agreement, repaid $350.0 million of principal on the 3-year unsecured term loan and repaid $250.0 million of principal on the 5-year unsecured term loan. The carrying amounts of the loans approximate fair value. The loans are classified as a Level 2 measurements according to the fair value hierarchy.

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
The total notional amount of forward foreign currency derivative instruments designated as hedging instruments of cash flow hedges denominated in Euros, British Pounds, Philippine Pesos and Japanese Yen as of July 29, 2017 and October 29, 2016 was $174.1 million and $179.5 million, respectively. The fair value of forward foreign currency derivative instruments designated as hedging instruments in the Company’s condensed consolidated balance sheets as of July 29, 2017 and October 29, 2016 was as follows:

		Fair Value At
	Balance Sheet Location	July 29, 2017	October 29, 2016
Forward foreign currency exchange contracts	Prepaid expenses and other current assets	$6,709	$—
Forward foreign currency exchange contracts	Accrued liabilities	$—	$5,260
Additionally, the Company enters into forward foreign currency contracts that economically hedge the gains and losses generated by the re-measurement of certain recorded assets and liabilities in a non-functional currency. Changes in the fair value of these undesignated hedges are recognized in other (income) expense immediately as an offset to the changes in the fair value of the asset or liability being hedged. As of July 29, 2017 and October 29, 2016, the total notional amount of these undesignated hedges was $94.7 million and $46.2 million, respectively. The fair value of these undesignated hedges in the Company’s condensed consolidated balance sheets as of July 29, 2017 was $2.2 million and was immaterial as of October 29, 2016.
All of the Company’s derivative financial instruments are eligible for netting arrangements that allow the Company and its counterparties to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled under these arrangements have been presented in the Company's condensed consolidated balance sheet on a net basis. As of July 29, 2017 and October 29, 2016, none of the master netting arrangements involved collateral. The following table presents the gross amounts of the Company's derivative assets and liabilities and the net amounts recorded in the Company's condensed consolidated balance sheet:

	July 29, 2017	October 29, 2016
Gross amount of recognized assets (liabilities)	$9,694	$(5,788)
Gross amounts of recognized (liabilities) assets offset in the condensed consolidated balance sheet	(822)	557
Net assets (liabilities) presented in the condensed consolidated balance sheet	$8,872	$(5,231)
Interest Rate Exposure Management — The Company's current and future debt may be subject to interest rate risk. The Company utilizes interest rate derivatives to alter interest rate exposure in an attempt to reduce the effects of these changes.
The market risk associated with the Company’s derivative instruments results from currency exchange rate or interest rate movements that are expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. The counterparties to the agreements relating to the Company’s derivative instruments consist of a number of major international financial institutions with high credit ratings. Based on the credit ratings of the Company’s counterparties as of July 29, 2017 and October 31, 2016, nonperformance is not perceived to be a significant risk. Furthermore, none of the Company’s derivatives are subject to collateral or other security arrangements and none contain provisions that are dependent on the

Company’s credit ratings from any credit rating agency. While the contract or notional amounts of derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of the Company’s exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of counterparties to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparties’ obligations under the contracts exceed the obligations of the Company to the counterparties. As a result of the above considerations, the Company does not consider the risk of counterparty default to be significant.
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

Note 10 – Goodwill and Intangible Assets
Goodwill
The Company evaluates goodwill for impairment annually, as well as whenever events or changes in circumstances suggest that the carrying value of goodwill may not be recoverable. The Company tests goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis on the first day of the fourth quarter (on or about August 1) or more frequently if indicators of impairment exist. For the Company's latest annual impairment assessment that occurred as of July 31, 2016, the Company identified its reporting units to be its seven operating segments. As of the filing date of this Quarterly Report on Form 10-Q, the assignment of goodwill resulting from the Acquisition to the Company's reporting units has not been completed. The performance of the test involves a two-step process. The first step of the quantitative impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company determines the fair value of its reporting units using a weighting of the income and market approaches. Under the income approach, the Company uses a discounted cash flow methodology which requires management to make significant estimates and assumptions related to forecasted revenues, gross profit margins, operating income margins, working capital cash flow, perpetual growth rates, and long-term discount rates, among others. For the market approach, the Company uses the guideline public company method. Under this method the Company utilizes information from comparable publicly traded companies with similar operating and investment characteristics as the reporting units to create valuation multiples that are applied to the operating performance of the reporting unit being tested in order to obtain their respective fair values. In order to assess the reasonableness of the calculated reporting unit fair values, the Company reconciles the aggregate fair values of its reporting units (determined as described above) to its current market capitalization, allowing for a reasonable control premium. If the carrying amount of a reporting unit, calculated using the above approaches, exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that reporting unit. There was no impairment of goodwill in any period presented. The Company's next annual impairment assessment will be performed as of the first day of the fourth quarter of fiscal 2017. The following table presents the changes in goodwill during the first nine months of fiscal 2017:

Nine Months Ended
July 29, 2017
Balance as of October 29, 2016	$1,679,116
Goodwill related to acquisition of Linear (Note 15)	10,555,688
Goodwill related to other acquisitions (1)	4,851
Foreign currency translation adjustment	2,160
Balance as of July 29, 2017	$12,241,815
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
Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives or on an accelerated method of amortization that is expected to reflect the estimated pattern of economic use. In-process research and development (IPR&D) assets are considered indefinite-lived intangible assets until completion or abandonment of the associated research and development (R&D) efforts. Upon completion of the projects, the IPR&D assets are reclassified to technology-based intangible assets and amortized over their estimated useful lives.
As of July 29, 2017 and October 29, 2016, the Company’s intangible assets consisted of the following:

	July 29, 2017		October 29, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$4,671,288	$353,735	$649,159	$158,979
Technology-based	1,097,049	66,841	38,731	9,958
Trade-name	72,800	4,252	600	60
Backlog	200	150	200	—
IPR&D	24,333	—	29,675	—
Total (1)(2)	$5,865,670	$424,978	$718,365	$168,997
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
For the three- and nine-month periods ended July 29, 2017, amortization expense related to finite-lived intangible assets was $147.2 million and $256.0 million, respectively. For the three- and nine-month periods ended July 30, 2016, amortization expense related to finite-lived intangible assets was $18.9 million and $55.7 million, respectively. The remaining amortization expense will be recognized over an estimated weighted average life of approximately 4.8 years.
The Company expects annual amortization expense for intangible assets to be:

Fiscal Year	Amortization Expense
Remainder of fiscal 2017	$147,239
2018	$587,637
2019	$584,448
2020	$584,210
2021	$583,789

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
Net periodic pension cost of non-U.S. plans is presented in the following table:

	Three Months Ended		Nine Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Service cost	$1,687	$1,390	$4,993	$4,163
Interest cost	904	921	2,678	2,792
Expected return on plan assets	(1,031)	(940)	(3,054)	(2,880)
Amortization of initial net obligation	3	4	9	12
Amortization of prior service cost	(2)	—	(6)	—
Amortization of net loss	482	168	1,403	511
Net periodic pension cost	$2,043	$1,543	$6,023	$4,598

Note 12 – Revolving Credit Facility
On December 19, 2012, the Company entered into a five-year, $500.0 million senior unsecured revolving credit facility with certain institutional lenders (the Credit Agreement). On July 10, 2015, the Credit Agreement was amended and restated to increase the available borrowings to $750.0 million and extend the term to July 10, 2020. On September 23, 2016, in connection with the planned acquisition of Linear, the Company amended and restated the Credit Agreement. On the Acquisition Date, the aggregate amount of commitments under the revolving credit facility increased to $1.0 billion and the maximum covenant level was temporarily revised. To date, the Company has not borrowed under this revolving credit facility but may borrow in the future and use the proceeds for repayment of existing indebtedness, stock repurchases, acquisitions, capital expenditures, working capital and other lawful corporate purposes. Revolving loans under the Credit Agreement (other than swing line loans) bear interest, at the Company's option, at either a rate equal to (a) the Eurodollar Rate (as defined in the Credit Agreement) plus a margin based on the Company's debt rating or (b) the Base Rate (defined as the highest of (i) the Bank of America prime rate, (ii) the Federal Funds Rate (as defined in the Credit Agreement) plus 0.50% or (iii) one month Eurodollar Rate plus 1%). The Credit Agreement imposes restrictions on the Company’s ability to undertake certain transactions, to create certain liens on assets and to incur certain subsidiary indebtedness. In addition, the Credit Agreement contains a consolidated leverage ratio covenant of total consolidated funded debt to consolidated EBITDA (earnings before interest, taxes, depreciation, and amortization) of not greater than 5.0 to 1.0. As of July 29, 2017, the Company was compliant with these covenants.

Note 13 – Debt
On July 26, 2016, the Company entered into a definitive agreement to acquire Linear (the Merger Agreement). In connection with the Acquisition, the Company announced that it had obtained commitment financing in the form of a 364-day senior unsecured bridge facility in an aggregate principal amount of up to $7.5 billion (364-day Bridge Commitment) and a 90-day senior unsecured bridge facility in an aggregate principal amount of up to $4.1 billion (90-day Bridge Commitment). As discussed below, as a result of entering into the term loan facility and the issuance of $2.1 billion senior unsecured notes, the 364-day Bridge Commitment was terminated and $13.7 million and $7.2 million of unamortized bridge fees relating to the 364-day Bridge Commitment were accelerated and amortized into interest expense in fiscal 2016 and first quarter of fiscal 2017, respectively. Total fees incurred by the Company for the 364-day Bridge Commitment were approximately $27.5 million.
On the Acquisition Date, the Company entered into a 90-day Bridge Credit Agreement (the Bridge Credit Agreement) with JPMorgan Chase Bank, N.A., as administrative agent, and several banks and other financial institutions as lenders. The Bridge Credit Agreement provided for unsecured loans in an aggregate principal amount of up to $4.1 billion. In the third quarter of fiscal 2017, the Company repaid all of the $4.1 billion of outstanding loans under the Bridge Credit Agreement. Total fees incurred by the Company for the 90-day Bridge Commitment and Bridge Credit Agreement were approximately $15.0 million.
On September 23, 2016, the Company entered into a term loan facility consisting of a 3-year unsecured term loan facility in the principal amount of $2.5 billion and a 5-year unsecured term loan facility in the principal amount of $2.5 billion established pursuant to a credit agreement with JP Morgan Chase Bank, N.A. as administrative agent and other banks identified therein as lenders (Term Loan Agreement). The Term Loan Agreement replaced $5.0 billion of the 364-day Bridge Commitment. On the Acquisition Date, the Company borrowed under the Term Loan Agreement, consisting of a 3-year unsecured term loan in the principal amount of $2.5 billion, due March 10, 2020 and a 5-year unsecured term loan in the principal amount of $2.5 billion, due March 10, 2022. The 5-year term loan requires repayment in quarterly installments on the last business day of each March, June, September and December with the first required payment due June 2017. Prepayments of principal on the term loans can be made at any time without penalty. In the third quarter of fiscal 2017, the Company repaid $250.0 million of principal on the 5-year unsecured term loan, which satisfied the quarterly obligations due through March 2019. In addition, in the third quarter of fiscal 2017, the Company repaid $350.0 million of principal on the 3-year unsecured term loan. The term loans bear interest at a rate per annum equal to the Eurodollar Rate plus a margin based on the Company’s debt ratings from time to time of between 0.75% and 1.63% in the case of the 3-year term loan, and a margin of between 0.88% and 1.75% in the case of the 5-year term loan. As a result of entering into the Term Loan Agreement and drawing on the available borrowings, the Company incurred fees of approximately $11.5 million. The Company recorded these costs as deferred financing costs and will amortize them on a straight-line basis through interest expense over the expected 3- and 5-year terms of the term loans. The Company also paid ticking fees based on the Company’s debt rating accruing beginning 60 days following the effectiveness of the Term Loan Agreement through the Acquisition Date.
On December 5, 2016, the Company issued $400.0 million aggregate principal amount of 2.5% senior unsecured notes due December 5, 2021 (the 2021 Notes), $550.0 million aggregate principal amount of 3.125% senior unsecured notes due December 5, 2023 (the December 2023 Notes), $900.0 million aggregate principal amount of 3.5% senior unsecured notes due December 5, 2026 (the 2026 Notes) and $250.0 million aggregate principal amount of 4.5% senior unsecured notes due December 5, 2036 (the 2036 Notes, and together with the 2021 Notes, the December 2023 Notes and the 2026 Notes, the Notes) with semi-annual fixed interest payments due on June 5 and December 5 of each year, commencing June 5, 2017. The Notes were issued in an underwritten public offering pursuant to the terms of an underwriting agreement, dated as of November 30, 2016, among the Company and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC and MUFG Securities Americas Inc., as representatives of the several underwriters named therein. The net proceeds of the offering were $2.1 billion, after discount and issuance costs. Debt discount and issuance costs will be amortized through interest expense over the term of the Notes. The Notes were issued pursuant to an indenture, as supplemented by a supplemental indenture, and the indenture and supplemental indenture contain certain covenants, events of default and other customary provisions. As of July 29, 2017, the Company was compliant with these covenants. The Notes rank without preference or priority among themselves and equally in right of payment with all other existing and future senior unsecured debt and senior in right of payment to all of the Company's future subordinated debt. The issuance of the Notes replaced the remaining $2.5 billion of the 364-day Bridge Commitment.
The Company’s debt consisted of the following as of July 29, 2017 and October 29, 2016:

	July 29, 2017		October 29, 2016
	Principal	Unamortized discount and debt issuance costs	Principal	Unamortized discount and debt issuance costs
3-Year term loan	2,150,000	3,620	—	—
5-Year term loan	2,250,000	4,999	—	—
2021 Notes, due December 2021	400,000	3,982	—	—
2023 Notes, due June 2023	500,000	3,586	500,000	4,047
2023 Notes, due December 2023	550,000	5,611	—	—
2025 Notes, due December 2025	850,000	7,373	850,000	8,034
2026 Notes, due December 2026	900,000	11,972	—	—
2036 Notes, due December 2036	250,000	4,033	—	—
2045 Notes, due December 2045	400,000	5,594	400,000	5,742
Total Debt	$8,250,000	$50,770	$1,750,000	$17,823

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

Inventories at July 29, 2017 and October 29, 2016 were as follows:

	July 29, 2017	October 29, 2016
Raw materials	$32,997	$20,263
Work in process	349,991	232,196
Finished goods	136,707	124,096
Total inventories	$519,695	$376,555

Note 15 – Acquisitions
Linear Technology Corporation
On the Acquisition Date, the Company completed its acquisition of all of the voting interests of Linear, an independent manufacturer of high performance analog integrated circuits. Under the terms of the Merger Agreement, Linear stockholders received, for each outstanding share of Linear common stock, $46.00 in cash and 0.2321 of a share of the Company's common stock at the closing. The combination creates the premier analog technology company with the industry’s most comprehensive suite of high-performance analog offerings. The results of operations of Linear from the Acquisition Date are included in the Company’s consolidated statements of income for the three- and nine-month periods ended July 29, 2017. The amount of revenue attributable to Linear included in the Company's consolidated statements of income for the three- and nine-month periods ended July 29, 2017 was $368.6 million and $516.1 million, respectively.
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
The preliminary fair values of assets acquired and liabilities assumed as of the Acquisition Date are set forth in the table below. The excess of the purchase consideration over the aggregate Acquisition Date value of identifiable net assets acquired was recorded as goodwill. None of the goodwill is expected to be deductible for tax purposes. These preliminary Acquisition Date values were generally determined through established and generally accepted valuation techniques and are subject to change during the measurement period as valuations are finalized. As a result, the Acquisition accounting is not complete and additional information that existed at the Acquisition Date may become known to the Company during the remainder of the measurement period. During the third quarter of fiscal 2017, the Company recorded acquisition accounting adjustments of $28.6 million to goodwill, $21.9 million to deferred tax liabilities, $6.0 million to inventory and $0.7 million to fixed assets.The adjustment to inventory and fixed assets included a portion of which would have been recognized as an expense in the prior quarter if it was recognized as of the acquisition date. As of the filing date of this Quarterly Report on Form 10-Q, the Company is still in the process of valuing Linear's assets, including inventory, fixed assets, intangible assets, and liabilities, including deferred revenue and related income tax accounting.

(in thousands)
Cash and cash equivalents	$1,419,193
Marketable securities	100,246
Accounts receivable (a)	146,532
Inventories	443,907
Prepaid expenses and other assets	14,782
Property, plant and equipment	462,265
Intangible assets (Note 10)	5,140,400
Goodwill (Note 10)	10,555,688
Total assets	$18,283,013
Assumed liabilities	138,452
Deferred tax liabilities	2,387,905
Total estimated purchase consideration	$15,756,656
____________

(a)	The fair value of accounts receivable was $146.5 million, with the gross contractual amount being $148.2 million, of which the Company estimates that $1.7 million is uncollectible.
The acquired intangible assets consisted of the following, which are being amortized on a straight-line basis over their estimated useful lives or on an accelerated method of amortization that is expected to reflect the estimated pattern of economic use.

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
The Company recognized $7.8 million and $54.7 million of transaction-related costs, including legal, accounting and other related fees that were expensed in the three- and nine-month periods ended July 29, 2017, respectively. These costs are included in the condensed consolidated statements of income in operating expenses within SMG&A expenses. The Company may incur additional transaction-related costs within the next twelve months related to the Acquisition that will be expensed as incurred.
The following unaudited pro forma consolidated financial information combines the unaudited results of the Company for the three-and nine-month periods ended July 29, 2017 and the unaudited results of Linear for the three- and nine-month periods ended July 29, 2017 and assumes that the Acquisition, which closed on March 10, 2017, was completed on November 1, 2015 (the first day of fiscal 2016). The pro forma consolidated financial information has been calculated after applying the Company’s accounting policies and includes adjustments for amortization expense of acquired intangible assets, transaction-related costs, a step-up in the value of acquired inventory and property, plant and equipment, compensation expense for ongoing share-based compensation arrangements replaced and interest expense for the debt incurred to fund the Acquisition, together with the consequential tax effects. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the operating results of the Company that would have been achieved had the Acquisition actually taken place on November 1, 2015. In addition, these results are not intended to be a projection of future results and do not reflect events that may occur after the Acquisition, including but not limited to revenue enhancements, cost savings or operating synergies that the combined Company may achieve as a result of the Acquisition.

(thousands, except per share data)	Pro Forma Three Months Ended
	July 29, 2017	July 30, 2016
Revenue	$1,452,684	$1,241,283
Net income	$279,608	$216,633
Basic net income per common share	$0.76	$0.60
Diluted net income per common share	$0.75	$0.59

(thousands, except per share data)	Pro Forma Nine Months Ended
	July 29, 2017	July 30, 2016
Revenue	$4,161,671	$3,460,954
Net income	$625,366	$64,315
Basic net income per common share	$1.70	$0.18
Diluted net income per common share	$1.68	$0.17
Other Acquisitions
The Company has not provided pro forma results of operations for any other acquisitions completed in the three- and nine-month periods ended July 29, 2017 or July 30, 2016 herein as they were not material to the Company on either an individual or an aggregate basis. The Company included the results of operations of each acquisition in its consolidated statement of income from the date of each acquisition.

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
The Company’s effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where the Company's income is earned. The Company's effective tax rate is generally lower than the U.S. federal statutory rate of 35%, primarily due to lower statutory tax rates applicable to the Company's operations in jurisdictions in which the Company earns a portion of its income.
The Company had filed a petition with the U.S. Tax Court for a matter relating to fiscal years 2006 and 2007 that pertained to Section 965 of the Internal Revenue Code related to the beneficial tax treatment of dividends paid from foreign owned companies under The American Jobs Creation Act. The Company recorded a $36.5 million reserve for this potential liability in the fourth quarter of fiscal 2013. A favorable ruling was rendered by the U.S. Tax Court on November 22, 2016. On February 27, 2017, the U.S. Tax Court’s Decision Order was entered and the 90-day period for the Internal Revenue Service to file a Notice of Appeal lapsed on May 30, 2017. As a result, on May 30, 2017, the Company released the $50.5 million reserve, which was comprised of the $41.7 million in originally-recorded and subsequent accruals for this potential liability, plus $8.8 million of net interest.
All of the Company's U.S. federal tax returns prior to fiscal year 2013 are no longer subject to examination.
All of the Company's Ireland tax returns prior to fiscal year 2012 are no longer subject to examination.
Unrealized Tax Benefits
The following table summarizes the changes in the total amounts of unrealized tax benefits for the nine months ended July 29, 2017.

Unrealized Tax Benefits
Balance, October 29, 2016	$68,535
Additions related to acquisitions	12,332
Additions for tax positions related to current year	127
Additions for tax positions related to prior years	—
Reductions for tax positions related to prior years	(43,046)
Reductions due to lapse of applicable statute of limitations	(650)
Balance, July 29, 2017	$37,298

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
Business combinations
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business (ASU 2017-01). ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company will adopt ASU 2017-01 in the first quarter of the fiscal year ending November 2, 2019 (fiscal 2019). The impact of the adoption on the Company's financial position and results of operations will be dependent upon any future acquisitions or disposals.
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
Stock Compensation
In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting (ASU 2017-09). The new guidance clarifies when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. ASU 2017-09 is effective for fiscal years, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. ASU 2017-09 is effective for the Company in the first quarter of fiscal 2019. The Company is currently evaluating the adoption date and the impact, if any, adoption will have on its financial position and results of operations.
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
Revenue Recognition
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has issued several amendments and updates to the new revenue standard, including guidance related to when an entity should recognize revenue gross as a principal or net as an agent and how an entity should identify performance obligations.  As amended, ASU 2014-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, which is the Company's first quarter of fiscal 2019. Early adoption is permitted for all entities only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company has developed a project plan for the implementation of the guidance, including a review of all revenue streams to identify any differences in the timing, measurement or presentation of revenue recognition. The Company has reviewed its revenue streams and is nearing completion in assessing all potential impacts of the standard, including any impacts from recently issued amendments, and retrospectively adjusting financial information for prior fiscal years.  The Company has also made progress on its impact assessment of the recent acquisition of Linear.  While the Company is still in the process of completing its evaluation of the standard, it currently believes the most significant impact will be related to the timing of recognition of sales to certain distributors. As described in Note 2, Revenue Recognition, of these Notes to the Condensed Consolidated Financial Statements, the Company currently defers revenue and the related cost of sales on shipments to certain distributors until the distributors resell the products to their customers. Upon adoption of ASU 2014-09, the Company will no longer be permitted to defer revenue until sale by the distributor to the end customer, but rather, will be required to estimate the effects of returns and allowances provided to distributors and record revenue at the time of sale to the distributor. The Company is continuing to evaluate the future impact and method of adoption of ASU 2014-09 and related amendments on its consolidated financial statements and related disclosures. The Company is considering early adoption of the new standard using the full retrospective method in the fiscal year ending November 3, 2018. While the Company has made significant progress on its project plan, the Company's ability to early adopt using the full retrospective method is dependent on system readiness and the completion of its analysis of information necessary to restate prior period financial statements.

Note 18 – Subsequent Events
On August 28, 2017, the Board of Directors of the Company declared a cash dividend of $0.45 per outstanding share of common stock. The dividend will be paid on September 19, 2017 to all shareholders of record at the close of business on September 8, 2017.

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

Results of Operations
(all tabular amounts in thousands except per share amounts and percentages)
Overview

	Three Months Ended
	July 29, 2017	July 30, 2016	$ Change	% Change
Revenue	$1,433,902	$869,591	$564,311	65%
Gross margin %	53.5%	65.8%
Net income	$68,916	$230,430	$(161,514)	(70)%
Net income as a % of revenue	4.8%	26.5%
Diluted EPS	$0.18	$0.74	$(0.56)	(76)%

	Nine Months Ended
	July 29, 2017	July 30, 2016	$ Change	% Change
Revenue	$3,566,333	$2,417,786	$1,148,547	48%
Gross margin %	57.6%	64.5%
Net income	$379,609	$565,507	$(185,898)	(33)%
Net income as a % of revenue	10.6%	23.4%
Diluted EPS	$1.10	$1.81	$(0.71)	(39)%
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
Revenue Trends by End Market
The following tables summarize revenue by end market for the three- and nine-month periods ended July 29, 2017 and July 30, 2016. The categorization of revenue by end market is determined using a variety of data points including the technical characteristics of the product, the “sold to” customer information, the “ship to” customer information and the end customer product or application into which our product will be incorporated. As data systems for capturing and tracking this data evolve and improve, the categorization of products by end market can vary over time. When this occurs, we reclassify revenue by end market for prior periods. Such reclassifications typically do not materially change the sizing of, or the underlying trends of results within, each end market.

	Three Months Ended
	July 29, 2017			July 30, 2016
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue
Industrial	$700,213	49%	87%	$373,923	43%
Automotive	227,462	16%	69%	134,804	16%
Consumer	252,498	18%	36%	186,171	21%
Communications	253,729	18%	45%	174,693	20%
Total revenue	$1,433,902	100%	65%	$869,591	100%
* The sum of the individual percentages may not equal the total due to rounding.
	Nine Months Ended
	July 29, 2017			July 30, 2016
	Revenue	% of Revenue	Y/Y%	Revenue	% of Revenue
Industrial	$1,645,801	46%	49%	$1,108,034	46%
Automotive	548,068	15%	37%	399,868	17%
Consumer	733,799	21%	87%	393,024	16%
Communications	638,665	18%	24%	516,860	21%
Total revenue	$3,566,333	100%	48%	$2,417,786	100%

The Industrial end market included $197.9 million and $277.7 million of revenue as a result of the Acquisition in the three- and nine-month periods ended July 29, 2017, respectively. Industrial end market revenue increased in the three- and nine-month periods ended July 29, 2017, as compared to the same periods of the prior fiscal year, primarily as a result of the Acquisition and a broad-based increase in demand for our products in this end market.  The Automotive end market included $82.2 million and $113.4 million of revenue as a result of the Acquisition in the three- and nine-month periods ended July 29, 2017, respectively. Automotive end market revenue increased in the three- and nine-month periods ended July 29, 2017, as compared to the same periods of the prior fiscal year, primarily as a result of the Acquisition and a broad-based increase in demand for our products. The Consumer end market included $14.9 million and $20.8 million of revenue as a result of the Acquisition in the three- and nine-month periods ended July 29, 2017, respectively. Consumer end market revenue increased in the three- and nine-month periods ended July 29, 2017, as compared to the same periods of the prior fiscal year, primarily as a result of an increased demand for products used in portable consumer applications and as a result of the Acquisition. The Communications end market included $73.6 million and $104.2 million of revenue as a result of the Acquisition in the three- and nine-month periods ended July 29, 2017, respectively. Communications end market revenue increased in the three- and nine-month periods ended July 29, 2017, as compared to the same periods of the prior fiscal year, primarily as a result of the Acquisition.
Revenue Trends by Geographic Region
Revenue by geographic region, based upon the primary end customer location, for the three- and nine-month periods ended July 29, 2017 and July 30, 2016 were as follows:

	Three Months Ended
Region	July 29, 2017	July 30, 2016	$ Change	% Change
United States	$530,335	$334,455	$195,880	59%
Rest of North and South America	25,961	22,677	3,284	14%
Europe	346,436	232,324	114,112	49%
Japan	153,188	73,753	79,435	108%
China	239,701	146,069	93,632	64%
Rest of Asia	138,281	60,313	77,968	129%
Total revenue	$1,433,902	$869,591	$564,311	65%

	Nine Months Ended
Region	July 29, 2017	July 30, 2016	$ Change	% Change
United States	$1,383,661	$846,407	$537,254	63%
Rest of North and South America	76,548	64,812	11,736	18%
Europe	865,949	694,200	171,749	25%
Japan	338,368	213,938	124,430	58%
China	590,893	425,732	165,161	39%
Rest of Asia	310,914	172,697	138,217	80%
Total revenue	$3,566,333	$2,417,786	$1,148,547	48%

In the three- and nine-month periods ended July 29, 2017 and July 30, 2016, the predominant country comprising “Rest of North and South America” is Canada; the predominant countries comprising “Europe” are Germany, Sweden, France and the United Kingdom; and the predominant countries comprising “Rest of Asia” are South Korea and Taiwan.
On a regional basis, the sales increase in the United States in the three-month period ended July 29, 2017, as compared to the same period of the prior fiscal year, was primarily a result of the Acquisition and an increase in demand of our products sold into the consumer and industrial end markets. The sales increase in the United States in the nine-month period ended July 29, 2017, as compared to the same period of the prior fiscal year, was primarily a result of an increase in demand of our products sold into the consumer and industrial end markets and as a result of the Acquisition. The sales increase in Europe in the three- and nine-month periods ended July 29, 2017, as compared to the same periods of the prior fiscal year, was primarily a result of the Acquisition and an increase in demand of our products sold into the industrial end market, partially offset by a decrease in demand in products sold into the communications end market in the nine-month period. The sales increase in Japan in the three-month period ended July 29, 2017, as compared to the same period of the prior fiscal year, was primarily a result of the Acquisition and an increase in demand of our products sold into the industrial end market. The sales increase in Japan in the nine-month period ended July 29, 2017, as compared to the same period of the prior fiscal year, was primarily a result of an increase in demand of our products sold into the industrial end market and as a result of the Acquisition. The sales increase in China in the three- and nine-month periods ended July 29, 2017, as compared to the same periods of the prior fiscal year, was primarily a result of the Acquisition and an increase in demand of our products sold into the industrial and automotive end markets, partially offset by a decrease in demand in products sold into the communications end market. The sales increase in the Rest of Asia in the three-and nine-month periods ended July 29, 2017, as compared to the same periods of the prior fiscal year, was primarily a result of the Acquisition and an increase in demand of our products sold into the industrial and communications end markets.
Gross Margin

	Three Months Ended				Nine Months Ended
	July 29, 2017	July 30, 2016	$ Change	% Change	July 29, 2017	July 30, 2016	$ Change	% Change
Gross margin	$766,624	$572,290	$194,334	34%	$2,055,571	$1,560,486	$495,085	32%
Gross margin %	53.5%	65.8%			57.6%	64.5%
Gross margin percentage decreased by 1,230 basis points in the three-month period ended July 29, 2017, as compared to the same period of the prior fiscal year, primarily as a result of recording additional costs related to Acquisition accounting adjustments, including $195.6 million related to the sale of acquired inventory written up to fair value, $32.7 million related to amortization of developed technology intangible assets acquired and $7.3 million of depreciation related to the write up of fixed assets to fair value. The increases in cost of sales as a result of Acquisition accounting adjustments were partially offset by favorable factory variances as a result of increased utilization at our manufacturing facilities and a mix shift in favor of higher margin products being sold.
Gross margin percentage decreased by 690 basis points in the nine-month period ended July 29, 2017, as compared to the same period of the prior fiscal year, primarily as a result of recording additional cost related to Acquisition accounting adjustments, including $316.7 million related to the sale of acquired inventory written up to fair value, $50.3 million related to amortization of developed technology intangible assets acquired, and $15.6 million of depreciation related to the write up of fixed assets to fair value. The increases in cost of sales as a result of Acquisition accounting adjustments were partially offset by favorable factory variances as a result of increased utilization at our manufacturing facilities and a mix shift in favor of higher margin products being sold.
Research and Development (R&D)

	Three Months Ended				Nine Months Ended
	July 29, 2017	July 30, 2016	$ Change	% Change	July 29, 2017	July 30, 2016	$ Change	% Change
R&D expenses	$275,670	$163,227	$112,443	69%	$694,856	$480,890	$213,966	44%
R&D expenses as a % of revenue	19.2%	18.8%			19.5%	19.9%
R&D expenses increased in the three- and nine-month periods ended July 29, 2017, as compared to the same periods of the prior fiscal year. Approximately $79.1 million and $122.6 million of the overall increase in the three- and nine-month periods ended July 29, 2017, respectively, was a result of the Acquisition. The remainder of the increase in each period was primarily the result of increases in variable compensation expense linked to our overall profitability and revenue growth and R&D employee and related benefit expenses.
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
Selling, Marketing, General and Administrative (SMG&A)

	Three Months Ended				Nine Months Ended
	July 29, 2017	July 30, 2016	$ Change	% Change	July 29, 2017	July 30, 2016	$ Change	% Change
SMG&A expenses	$183,980	$122,909	$61,071	50%	$505,325	$342,557	$162,768	48%
SMG&A expenses as a % of revenue	12.8%	14.1%			14.2%	14.2%
SMG&A expenses increased in the three- and nine-month periods ended July 29, 2017, as compared to the same periods of the prior fiscal year primarily as a result of the Acquisition and in the nine-month period ended July 29, 2017, also as a result of Acquisition-related costs. Acquisition-related costs include legal, accounting and other related fees resulting from the Acquisition. Approximately $51.6 million and $77.3 million of the increase in the three- and nine-month periods ended July 29, 2017, respectively, was a result of the Acquisition. Acquisition-related costs were flat in the three-month period ended July 29, 2017 as compared to the same period of the prior fiscal year and increased $46.2 million in the nine-month period ended July 29, 2017 as compared to the same period of the prior fiscal year. The remainder of the increase in each period as compared to the same period of the prior fiscal year was a result of increases in variable compensation expense linked to our overall profitability and revenue growth and SMG&A employee and related benefit expenses.

Amortization of Intangibles

	Three Months Ended				Nine Months Ended
	July 29, 2017	July 30, 2016	$ Change	% Change	July 29, 2017	July 30, 2016	$ Change	% Change
Amortization expenses	$112,153	$17,447	$94,706	543%	$199,003	$52,224	$146,779	281%
Amortization expenses as a % of revenue	7.8%	2.0%			5.6%	2.2%
Amortization expenses increased in the three- and nine-month periods ended July 29, 2017, as compared to the same periods of the prior fiscal year, as a result of the purchase of intangible assets as part of the Acquisition and, to a lesser extent, other acquisitions completed in the fiscal year ended October 29, 2016 (fiscal 2016) and the fiscal year ended October 28, 2017 (fiscal 2017).
Special Charges
Early Retirement Offer Action
During the first quarter of fiscal 2017, we initiated an early retirement offer. This resulted in a special charge of approximately $41.3 million for severance, related benefits, and other costs in accordance with this program for 225 manufacturing, engineering and SMG&A employees. As of July 29, 2017, we still employed 45 of the 225 employees included in this cost reduction action. These employees must continue to be employed by us until their employment is terminated in order to receive the severance benefits. We expect this action will result in estimated annual salary, variable compensation and employee benefit savings of approximately $28.4 million once fully implemented.
Reduction of Operating Costs Action
During the first quarter of fiscal 2017, we recorded special charges of approximately $8.1 million for severance and fringe benefit costs in accordance with our ongoing benefit plan or statutory requirements at foreign locations for 177 manufacturing, engineering and SMG&A employees. As of July 29, 2017, we still employed 12 of the 177 employees included in this cost reduction action. These employees must continue to be employed by us until their employment is terminated in order to receive the severance benefits. We expect this action will result in estimated annual salary, variable compensation and employee benefit savings of approximately $5.0 million once fully implemented.
Operating Income

	Three Months Ended				Nine Months Ended
	July 29, 2017	July 30, 2016	$ Change	% Change	July 29, 2017	July 30, 2016	$ Change	% Change
Operating income	$194,821	$268,707	$(73,886)	(27)%	$606,924	$671,131	$(64,207)	(10%)
Operating income as a % of revenue	13.6%	30.9%			17.0%	27.8%
The year-over-year decrease in operating income in the three-month period ended July 29, 2017 was primarily the result of a $112.4 million increase in R&D expenses, a $61.1 million increase in SMG&A expenses and a $94.7 million increase in amortization expenses as more fully described above under the headings Research and Development (R&D), Selling, Marketing, General and Administrative (SMG&A) and Amortization of Intangibles. These increases were partially offset by a $194.3 million increase in gross margin.
The year-over-year decrease in operating income in the nine-month period ended July 29, 2017 was primarily the result of a $214.0 million increase in R&D expenses, a $162.8 million increase in SMG&A expenses, a $146.8 million increase in amortization expenses and a $35.8 million increase in special charges as more fully described above under the headings Research and Development (R&D), Selling, Marketing, General and Administrative (SMG&A), Amortization of Intangibles and Special Charges. These increases were partially offset by a $495.1 million increase in gross margin.

Nonoperating Expense (Income)

	Three Months Ended			Nine Months Ended
	July 29, 2017	July 30, 2016	$ Change	July 29, 2017	July 30, 2016	$ Change
Interest expense	$73,073	$18,476	$54,597	$187,323	$49,993	$137,330
Interest income	(5,524)	(5,665)	141	(27,945)	(14,107)	(13,838)
Other, net	474	(504)	978	725	1,758	(1,033)
Total nonoperating expense	$68,023	$12,307	$55,716	$160,103	$37,644	$122,459
The year-over-year increase in nonoperating expense in the three- and nine-month periods ended July 29, 2017 was primarily the result of an increase in interest expense as a result of the issuance of $2.1 billion of senior unsecured notes in the first quarter of fiscal 2017 and $1.3 billion of senior unsecured notes in the first quarter of fiscal 2016 and as a result of fees paid and financing commitments entered into in connection with the Acquisition, including a 90-day Bridge Credit Agreement in the principal amount of $4.1 billion, a 3-year unsecured term loan in the principal amount of $2.5 billion and a 5-year unsecured term loan in the principal amount of $2.5 billion. See Note 13, Debt, of the Notes to our Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the debt issuances and commitments related to the Acquisition. The increase in nonoperating expense as a result of the increase in interest expense in the nine-month period ended July 29, 2017, as compared to the same period of the prior fiscal year, was partially offset by an increase in interest income due to higher cash balances and higher interest rates earned on our investments in the nine-month period ended July 29, 2017 as compared to the same period of the prior fiscal year.
Provision for Income Taxes

	Three Months Ended			Nine Months Ended
	July 29, 2017	July 30, 2016	$ Change	July 29, 2017	July 30, 2016	$ Change
Provision for income taxes	$57,882	$25,970	$31,912	$67,212	$67,980	$(768)
Effective income tax rate	45.6%	10.1%		15.0%	10.7%
Our effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where our income is earned. Our effective income tax rate can also be impacted each year by discrete factors or events.
The tax rate for the three months ended July 29, 2017 exceeds the U.S. federal statutory tax rate of 35% primarily due to approximately $98.2 million of tax expense incurred during the quarter as part of the post-Acquisition integration, partially offset by a tax benefit of $50.5 million related to the reduction of reserves and related interest resulting from the U.S. Tax Court’s favorable ruling, as well as lower statutory tax rates applicable to our operations in the foreign jurisdictions in which we earn income. See Note 16, Income Taxes, of the Notes to our Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the U.S. Tax Court ruling. The tax rate for all other periods presented was below the U.S. federal statutory tax rate of 35%, primarily due to lower statutory tax rates applicable to our operations in the foreign jurisdictions in which we earn income. Additionally, our effective tax rate for the nine-month period ended July 29, 2017 also included a tax benefit of $15.0 million for the release of a state tax credit valuation allowance as a result of the Acquisition. Our effective tax rate for the nine-month period ended July 30, 2016 included a tax benefit of $7.5 million from the reinstatement of the U.S. federal research and development tax credit in December 2015 retroactive to January 1, 2015.
Non-U.S. jurisdictions accounted for approximately 79.3% of our total revenues for the nine-month period ended July 29, 2017, compared to approximately 76.9% of our total revenues for the nine-month period ended July 30, 2016. This revenue generated outside of the U.S. results in a material portion of our pretax income being taxed outside the U.S., primarily in Bermuda and Ireland, at tax rates ranging from 0% to 35%. The impact on our effective tax rate related to income earned in foreign jurisdictions was reduced for the three and nine-month periods ended July 29, 2017 as compared to the three and nine-month periods ended July 30, 2016, as a result of increased depreciation, amortization and other expenses associated with Linear operations which are within foreign jurisdictions and subject to lower tax rates. A change in the mix of revenue and income earned in the U.S. and outside of the U.S. will have a direct impact on the overall effective tax rate in any given period.

Net Income

	Three Months Ended				Nine Months Ended
	July 29, 2017	July 30, 2016	$ Change	% Change	July 29, 2017	July 30, 2016	$ Change	% Change
Net Income	$68,916	$230,430	$(161,514)	(70)%	$379,609	$565,507	$(185,898)	(33%)
Net Income as a % of revenue	4.8%	26.5%			10.6%	23.4%
Diluted EPS	$0.18	$0.74			$1.10	$1.81
Net income decreased in the three-month period ended July 29, 2017, as compared to the same period of the prior fiscal year, as a result of a $73.9 million decrease in operating income, a $55.7 million increase in nonoperating expense, and a $31.9 million increase in provision for income taxes.
Net income decreased in the nine-month period ended July 29, 2017, as compared to the same period of the prior fiscal year, as a result of a $122.5 million increase in nonoperating expense and a $64.2 million decrease in operating income.

Liquidity and Capital Resources
At July 29, 2017, our principal source of liquidity was $908.6 million of cash and cash equivalents and short-term investments, of which approximately $415.6 million was held in the United States. The balance of our cash and cash equivalents and short-term investments was held outside the United States in various foreign subsidiaries. As we intend to reinvest substantially all of our foreign earnings indefinitely, this cash held outside the United States is not available to meet certain aspects of our cash requirements in the United States, including cash dividends, principal and interest payments, and common stock repurchases. If these funds are needed for U.S. operations or can no longer be permanently reinvested outside the United States, we would be required to accrue and pay U.S. taxes to repatriate these funds. Our cash and cash equivalents consist of highly liquid investments with maturities of three months or less at the time of acquisition, including money market funds, and our short-term investments consist primarily of corporate obligations, such as commercial paper and floating rate notes, bonds and bank time deposits. We maintain these balances with high credit quality counterparties, continually monitor the amount of credit exposure to any one issuer and diversify our investments in order to minimize our credit risk. In connection with accounting for the Acquisition, we recorded approximately $1.4 billion of cash and marketable securities from Linear, which was remitted from foreign jurisdictions as part of our post-Acquisition integration. Also as part of the post-Acquisition integration, we remitted legacy cash held outside of the United States of approximately $3.6 billion. The remittances resulted in approximately $98.2 million in net tax expense recorded in the third quarter of fiscal 2017. We currently intend to use significant amounts of our remaining cash and cash equivalents held outside of the United States to finance obligations and current operations of our foreign businesses.
On the Acquisition Date, we entered into a 90-day Bridge Credit Agreement that provided for unsecured loans in an aggregate principal amount of up to $4.1 billion and borrowed under a term loan agreement consisting of a 3-year unsecured term loan in the principal amount of $2.5 billion, due March 10, 2020 and a 5-year unsecured term loan in the principal amount of $2.5 billion, due March 10, 2022. In the third quarter of fiscal 2017, we repaid $350.0 million of principal on the 3-year unsecured term loan, repaid $250.0 million of principal on the 5-year unsecured term loan, and repaid all of the $4.1 billion of outstanding loans under the Bridge Credit Agreement. In addition, in the second quarter of fiscal 2017, we amended and restated our existing revolving credit facility to allow for the increase in the amount of commitments from $750.0 million to $1.0 billion at the closing of the Acquisition. See Note 12, Revolving Credit Facility and Note 13, Debt, of the Notes to our Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.
We believe that our existing sources of liquidity and cash expected to be generated from future operations, together with existing and anticipated available long-term financing, will be sufficient to fund operations, capital expenditures, research and development efforts and dividend payments (if any) in the immediate future and for at least the next twelve months.

	Nine Months Ended
	July 29, 2017	July 30, 2016
Net cash provided by operating activities	$471,673	$793,911
Net cash provided by operations as a % of revenue	13.2%	32.8%
Net cash used for investing activities	$(6,604,978)	$(661,341)
Net cash provided by financing activities	$6,118,718	$88,450

At July 29, 2017, cash and cash equivalents totaled $908.6 million. The following changes contributed to the net decrease in cash and cash equivalents in the nine-month period ended July 29, 2017 as compared to the same period in fiscal 2016.
Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities.
The decrease in cash provided by operating activities during the nine-month period ended July 29, 2017, as compared to the same period of the prior fiscal year, was primarily due to higher tax payments as a result of the post-Acquisition integration,and other changes in working capital.
Investing Activities
Investing cash flows consist primarily of capital expenditures, investment purchases, maturities and sales of available-for-sale securities, as well as cash used for acquisitions.
The increase in cash used by investing activities during the nine-month period ended July 29, 2017, as compared to the same period of the prior fiscal year, was primarily the result of cash payments made for the Acquisition, partially offset by a decrease in available for sale securities.
Financing Activities
Financing cash flows consist primarily of payments of dividends to stockholders, repurchases of common stock, issuance and repayment of long-term debt, and proceeds from the sale of shares of common stock pursuant to employee equity incentive plans.
The increase in cash provided by financing activities during the nine-month period ended July 29, 2017, as compared to the same period of the prior fiscal year, was primarily due to an increase in net proceeds of $9.9 billion received from the issuance of senior unsecured notes, financing commitments entered into in connection with the Acquisition, consisting of a 90-day Bridge Credit Agreement and a term loan agreement, and a decrease in stock repurchases of $332.7 million due to the temporary suspension of our share repurchase program in connection with the Acquisition. These decreases were partially offset by payments of $4.7 billion related to financing commitments entered into in connection with the Acquisition consisting of repayments of $350.0 million of principal on the 3-year unsecured term loan, repayments of $250.0 million of principal on the 5-year unsecured term loan, and repayment of the $4.1 billion of outstanding loans under the Bridge Credit Agreement.
Working Capital

	July 29, 2017	October 29, 2016	$ Change	% Change
Accounts receivable, net	$692,552	$477,609	$214,943	45%
Days sales outstanding*	42	42
Inventory	$519,695	$376,555	$143,140	38%
Days cost of sales in inventory*	80	104
* We use the average of the current quarter and prior quarter ending net accounts receivable and ending inventory balance in our calculation of days sales outstanding and days cost of sales in inventory, respectively. Cost of sales amounts used in the calculation of Days cost of sales in inventory as of July 29, 2017 include Acquisition accounting adjustments related to the sale of acquired inventory written up to fair value, amortization of developed technology intangible assets acquired and depreciation related to the write up of fixed assets to fair value.
The increase in accounts receivable in dollars and days was primarily the result of the Acquisition and to a lesser extent higher product shipments in the third quarter of fiscal 2017 as compared to the fourth quarter of fiscal 2016.
The increase in inventory in dollars was primarily the result of the Acquisition and our efforts to balance manufacturing production, demand and inventory levels. Days cost of sales in inventory decreased primarily as a result of the Acquisition.
Current liabilities increased to $1.1 billion at July 29, 2017 from $782.9 million at the end of fiscal 2016. The increase was primarily due to an increase in accrued liabilities as a result of the Acquisition, increases in accrued special charges, an increase in deferred income on shipments made to distributors as more fully described below and an increase in accounts payable resulting from higher production volumes and the Acquisition.

As of July 29, 2017 and October 29, 2016, we had gross deferred revenue of $586.1 million and $432.3 million, respectively, and gross deferred cost of sales of $136.4 million and $80.8 million, respectively. Deferred income on shipments to distributors increased in the first nine months of fiscal 2017, primarily as a result of higher demand for products sold into the channel. Sales to certain distributors are made under agreements that allow distributors to receive price-adjustment credits and to return qualifying products for credit, as determined by us, in order to reduce the amounts of slow-moving, discontinued or obsolete product from their inventory. Given the uncertainties associated with the levels of price-adjustment credits to be granted to certain distributors, the sales price to the distributors is not fixed or determinable until the distributors resell the products to their customers. Therefore, we defer revenue recognition from sales to distributors until the distributors have sold the products to their customers. The amount of price-adjustments is dependent on future overall market conditions, and therefore the levels of these adjustments could fluctuate significantly from period to period. To the extent that we experience a significant increase in the amount of credits we issue to our distributors, there could be a material impact on the ultimate revenue and gross margin recognized relating to these transactions.
Debt
As of July 29, 2017, we had $8.2 billion of carrying value outstanding on our long-term debt. The difference in the carrying value of the debt and the principal is due to the unamortized discount and issuance fees on these instruments that will accrete to the face value over the term of the debt. Our debt obligations consist of the following:
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
The indentures governing the 2021 Notes, 2023 Notes, December 2023 Notes, 2025 Notes, 2026 Notes, 2036 Notes and 2045 Notes contain covenants that may limit our ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of our assets to, any other party. As of July 29, 2017, we were compliant with these covenants. See Note 13, Debt, of the Notes to our Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our outstanding debt.
$5.0 Billion Aggregate Principal Term Loans
On the Acquisition Date, we entered into a 3-year unsecured term loan in the principal amount of $2.5 billion, due March 10, 2020 and a 5-year unsecured term loan in the principal amount of $2.5 billion, due March 10, 2022. In the third quarter of fiscal 2017, we repaid $350.0 million of principal on the 3-year unsecured term loan and repaid $250.0 million of principal on the 5-year unsecured term loan.
Revolving Credit Facility
On July 10, 2015, we amended and restated our existing senior unsecured revolving credit facility with certain institutional lenders (the Credit Agreement) dated as of December 19, 2012. On September 23, 2016, we subsequently amended and restated the Credit Agreement. The Credit Agreement expires on July 10, 2020 and provides that we may borrow up to $750.0 million. On the Acquisition Date, the aggregate amount of commitments under the revolving credit facility increased to $1.0 billion and the maximum covenant level was temporarily revised. To date, we have not borrowed under this credit facility, but we may borrow in the future and use the proceeds for repayment of existing indebtedness, stock repurchases, acquisitions, capital expenditures, working capital and other lawful corporate purposes. The terms of the Credit Agreement impose restrictions on our ability to undertake certain transactions, to create certain liens on assets and to incur certain subsidiary indebtedness. In addition, the Credit Agreement contains a consolidated leverage ratio covenant of total consolidated funded debt to consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) of not greater than 5.0 to 1.0. As of July 29, 2017, we were compliant with these covenants.
Stock Repurchase Program
Our common stock repurchase program has been in place since August 2004. On February 15, 2016, the Board of Directors of the Company approved a $600.0 million increase to the current authorization for the Company's stock repurchase program to $1.0 billion in the aggregate. In the aggregate, our Board of Directors has authorized us to repurchase $6.2 billion of our common stock under the program. Under the program, we may repurchase outstanding shares of our common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized under the program. As of July 29, 2017, we had repurchased a total of approximately 147.0 million shares of our common stock for approximately $5.4 billion under this program. The repurchased shares are held as authorized but unissued shares of common stock. We also from time to time repurchase shares in settlement of employee minimum tax withholding obligations due upon the vesting of restricted stock units. As a result of the Acquisition, we have temporarily suspended our share repurchase program. While we do not plan to resume share repurchases in the near term, we expect to continue repurchasing our common stock over the long-term.
Capital Expenditures
Net additions to property, plant and equipment were $138.9 million in the first nine months of fiscal 2017 and were funded with a combination of cash on hand and cash generated from operations. We expect capital expenditures for fiscal 2017 to be in the range of $195.0 million to $205.0 million. These capital expenditures will be funded with a combination of cash on hand and cash generated from operations.
Dividends
On August 28, 2017, our Board of Directors declared a cash dividend of $0.45 per outstanding share of common stock. The dividend will be paid on September 19, 2017 to all shareholders of record at the close of business on September 8, 2017 and is expected to total approximately $165.5 million. We currently expect quarterly dividends to continue at $0.45 per share, although they remain subject to determination and declaration by our Board of Directors. The payment of future dividends, if any, will be based on several factors, including our financial performance, outlook and liquidity.

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
In connection with the Acquisition, in the second quarter of fiscal 2017, we entered into a Bridge Credit Agreement consisting of $4.1 billion in aggregate principal of unsecured loans, which was repaid in the third quarter and borrowed under a Term Loan Agreement consisting of a 3-year unsecured term loan in the principal amount of $2.5 billion and a 5-year unsecured term loan in the principal amount of $2.5 billion. In the third quarter of fiscal 2017, we repaid $350.0 million of principal on the 3-year unsecured term loan facility and repaid $250.0 million of principal on the 5-year unsecured term loan facility.
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
Assuming the debt obligations are held to maturity, the following amounts were not previously reflected in the contractual obligations table contained in the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended October 29, 2016:

		Payment due by period
(thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual obligations:
Operating leases (a)	11,188	3,374	3,738	2,075	2,001
Debt obligations (b)	6,500,000	—	2,493,750	2,306,250	1,700,000
Interest payments associated with debt obligations (c)	1,043,898	177,848	334,183	201,211	330,656
Total	$7,555,086	$181,222	$2,831,671	$2,509,536	$2,032,657
_____________________
(a) Certain of our operating leases obligations include escalation clauses. These escalating payment requirements are reflected in the table.
(b) Debt obligations represent the principal portion of our bridge facilities, term loans and senior unsecured notes.
(c) Interest costs have been estimated based upon terms within each agreement using current interest rates, where applicable.
There have not been any other material changes during the nine-month period ended July 29, 2017 to the amounts presented in the table summarizing our contractual obligations included in our Annual Report on Form 10-K for the fiscal year ended October 29, 2016.

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
Revenue Recognition
In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has issued several amendments and updates to the new revenue standard, including guidance related to when an entity should recognize revenue gross as a principal or net as an agent and how an entity should identify performance obligations.  As amended, ASU 2014-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, which is our first quarter of the fiscal year ending November 2, 2019. Early adoption is permitted for all entities only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We have developed a project plan for the implementation of the guidance, including a review of all revenue streams to identify any differences in the timing, measurement or presentation of revenue recognition. We have reviewed our revenue streams and are nearing completion in assessing all potential impacts of the standard, including any impacts from recently issued amendments, and retrospectively adjusting financial information for prior fiscal years.  We have also made progress on our impact assessment of the recent acquisition of Linear.  While we are still in the process of completing our evaluation of the standard, we currently believe the most significant impact will be related to the timing of recognition of sales to certain distributors. As described in Note 2, Revenue Recognition, of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q, we currently defer revenue and the related cost of sales on shipments to certain distributors until the distributors resell the products to their customers. Upon adoption of ASU 2014-09, we will no longer be permitted to defer revenue until sale by the distributor to the end customer, but rather, will be required to estimate the effects of returns and allowances provided to distributors and record revenue at the time of sale to the distributor. We are continuing to evaluate the future impact and method of adoption of ASU 2014-09 and related amendments on our consolidated financial statements and related disclosures. We are considering early adoption of the new standard using the full retrospective method in the fiscal year ending November 3, 2018. While we have made significant progress on our project plan, our ability to early adopt using the full retrospective method is dependent on system readiness and the completion of our analysis of information necessary to restate prior period financial statements.

Critical Accounting Policies and Estimates
There were no material changes in the nine-month period ended July 29, 2017 to the information provided under the heading “Critical Accounting Policies and Estimates” in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended October 29, 2016.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Exposure
In the first quarter of fiscal 2017, we issued $400.0 million aggregate principal amount of 2.5% senior unsecured notes due December 5, 2021 (the 2021 Notes), $550.0 million aggregate principal amount of 3.125% senior unsecured notes due December 5, 2023 (the December 2023 Notes), $900.0 million aggregate principal amount of 3.5% senior unsecured notes due December 5, 2026 (the 2026 Notes) and $250.0 million aggregate principal amount of 4.5% senior unsecured notes due December 5, 2036 (the 2036 Notes) with semi-annual fixed interest payments due on June 5 and December 5 of each year, commencing June 5, 2017. A hypothetical 100 basis point increase in market interest rates would reduce the fair value of our 2021 Notes by $16.1 million, our December 2023 Notes by $31.1 million, our 2026 Notes by $69.1 million and our 2036 Notes by $31.1 million. In the second quarter of fiscal 2017, we borrowed $2.5 billion of 3-year term loans, $2.5 billion of 5-year term loans and a $4.1 billion bridge loan as part of the financing for the Acquisition. In the third quarter of fiscal 2017, we repaid $350.0 million of principal on the 3-year unsecured term loan, repaid $250.0 million of principal on the 5-year unsecured term loan and repaid all of the $4.1 billion of outstanding loans under the Bridge Credit Agreement. The term loans and bridge loan accrue interest at a floating rate, equal to the LIBOR rate corresponding with the tenor of the borrowing period plus the applicable spread (112.5 basis points for the bridge loan and 3-year term loan and 125 basis points for the 5-year term loan).  Based on the $4.4 billion of floating rate debt outstanding as of July 29, 2017, our annual interest expense would change by approximately $44 million for each 100 basis point increase in interest rates.
These amounts were not provided in the information under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” set forth in our Annual Report on Form 10-K for the fiscal year ended October 29, 2016 as the debt was not issued at that time.
Based on our cash and cash equivalents and short-term investments outstanding as of July 29, 2017, our annual interest income would change by approximately $9.1 million for each 100 basis point increase in interest rates. These amounts are updated from the prior information under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” set forth in our Annual Report on Form 10-K for the fiscal year ended October 29, 2016 to reflect an approximately $3.1 billion decrease in marketable security and short-term investment balances.
Other than as described above, there were no material changes in the nine-month period ended July 29, 2017 to the information provided under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” set forth in our Annual Report on Form 10-K for the fiscal year ended October 29, 2016.

ITEM 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 29, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of July 29, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in Internal Control over Financial Reporting. On March 10, 2017, we completed the acquisition of Linear Technology Corporation (Linear). This acquisition represents a material change in the internal control over financial reporting since management’s last assessment of effectiveness. As this acquisition occurred in the second quarter of fiscal 2017, management expects to exclude Linear from its assessment of internal control over financial reporting as of October 28, 2017. This exclusion is in accordance with the SEC guidance that an assessment of a recently acquired business may be omitted from the scope of management’s assessment in the year of acquisition. Total and net assets of Linear as of July 29, 2017, excluding goodwill and other intangible assets, which will be included in management’s assessment of internal control over financial reporting as of October 28, 2017 were approximately $823.7 million and $96.2 million. Total revenues of Linear were $368.6 million and $516.1 million in the three- and nine-month periods ended July 29, 2017. See a discussion of the Acquisition in the Notes to the Consolidated Financial Statements at Note 15 Acquisitions, of this Quarterly Report on Form 10-Q. We are in the process of integrating Linear into our systems and control environment as of July 29, 2017. Subject to the foregoing, no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended July 29, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•	loss of key management and technical personnel, particularly our experienced engineers;

•	integrating personnel, IT systems and corporate, finance and administrative infrastructures of the two companies while maintaining focus on providing consistent, high quality products and services;

•	coordinating and integrating our internal operations, policies and procedures, and corporate structures;

•	potential unknown liabilities and unforeseen or increased costs and expenses;

•	the possibility of faulty assumptions underlying expectations regarding potential synergies and the integration process;

•	incurring significant Acquisition-related costs and expenses associated with combining our operations;

•	performance shortfalls at one or both of the two companies as a result of the diversion of management’s attention caused by integrating the companies’ operations; and

•	servicing the substantial debt that we have incurred in connection with the Acquisition.

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
Our effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where our income is earned. Our effective tax rate for fiscal 2016 and the first nine months of fiscal 2017 was below the U.S. federal statutory tax rate of 35%, primarily due to lower statutory tax rates applicable to our operations in the foreign jurisdictions in which we earn income. A number of factors may increase our future effective tax rate, including: new or revised tax laws or legislation or the interpretation of such laws or legislation by governmental authorities; increases in tax rates in various jurisdictions; variation in the mix of jurisdictions in which our profits are earned and taxed; repatriation of non-U.S. earnings; any adverse resolution of ongoing tax audits or adverse rulings from taxing authorities worldwide; changes in the valuation of our deferred tax assets and liabilities; adjustments to income taxes upon finalization of various tax returns; increases in expenses not deductible for tax purposes, including executive compensation subject to the limitations of Section 162(m) of the Internal Revenue Code and amortization of assets acquired in connection with strategic transactions; decreased availability of tax deductions for stock-based compensation awards worldwide; and changes in available tax credits. Any significant increase in our future effective tax rate could adversely impact our net income during future periods.
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
In addition to leveraging an outsourcing model for manufacturing operations, we also rely on our internal manufacturing operations located in the United States, Ireland, the Philippines, Singapore and Malaysia. A prolonged disruption at or inability to utilize, one or more of our manufacturing facilities, loss of raw materials or damage to our manufacturing equipment for any reason, including due to natural or man-made disasters or other events outside of our control, such as widespread outbreaks of illness or the failure to maintain our labor force at one or more of these facilities may disrupt our operations, delay production, shipments and revenue and result in us being unable to timely satisfy customer demand. As a result, we could forgo revenue opportunities, potentially lose market share and damage our customer relationships, all of which could materially and adversely affect our business, financial condition and results of operations.
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
We rely on information technology systems throughout our company to keep financial records and customer data, process orders, manage inventory, coordinate shipments to customers, maintain confidential and proprietary information, assist in semiconductor engineering and other technical activities and operate other critical functions such as Internet connectivity, network communications and email. Our information technology systems may be susceptible to damage, disruptions or shutdowns due to power outages, hardware failures, telecommunication failures, user errors, catastrophes or other unforeseen events. We also utilize external cloud providers for certain infrastructure activities. If we were to experience a prolonged disruption in the information technology systems that involve our internal communications or our interactions with customers or suppliers, it could result in the loss of sales and customers and significant incremental costs, which could adversely affect our business. We may also be subject to security breaches caused by computer viruses, illegal break-ins or hacking, sabotage, or acts of vandalism by third parties or our employees or contractors. Our security measures or those of our third party service providers may not detect or prevent security breaches, defects, bugs or errors. In addition, we provide our confidential and proprietary information to our strategic partners in certain cases where doing so is necessary to conduct our business.  While we employ confidentiality agreements to protect such information, nonetheless those third parties may also be subject to security breaches or otherwise compromise the protection of such information. Security breaches of our information technology systems or those of our partners could result in the misappropriation or unauthorized disclosure of confidential and proprietary information belonging to us or to our employees, partners, customers or suppliers, which could result in our suffering significant financial or reputational damage.
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
Acquisitions also involve a number of challenges and risks, including:

•	difficulty or delay integrating acquired technologies, operations and personnel with our existing businesses;

•	diversion of management's attention in connection with both negotiating the transaction and integrating the assets;

•	strain on managerial and operational resources as management tries to oversee larger or more complex operations;

•	the future funding requirements for acquired companies, which may be significant;

•	potential loss of key employees;

•	exposure to unforeseen liabilities or regulatory compliance issues of acquired companies;

•	higher than expected or unexpected costs relating to or associated with an acquisition and integration of assets;

•	difficulty realizing synergies and growth prospects of an acquisition in a timely manner or at all; and

•	increased risk of costly and time-consuming legal proceedings.
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
We have significant operations and manufacturing facilities outside the United States, including in Ireland, the Philippines, Singapore and Malaysia. A significant portion of our revenue is derived from customers in international markets, and we expect that international sales will continue to account for a significant portion of our revenue in the future. Risks associated with our international business operations include the following:

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

•
complex, varying and changing government regulations and legal standards and requirements, particularly with respect to price protection, competition practices, export control regulations and restrictions, customs and tax requirements, immigration, anti-boycott regulations, data privacy, intellectual property, anti-corruption and environmental compliance, including U.S. customs and export regulations and restrictions, International Traffic in Arms Regulations and the Foreign Corrupt Practices Act;

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

Many of these risks are present in China. While we expect to continue to expand our business and operations in China, our success in the Chinese markets may be adversely affected by China’s continuously evolving policies, laws and regulations, including those relating to taxation, import and export tariffs or restrictions, currency controls, antitrust, cybersecurity and data protection, the environment, indigenous innovation and the promotion of a domestic semiconductor industry, and intellectual property rights and enforcement and protection of those rights. Enforcement of existing laws or agreements may be inconsistent. In addition, changes in the political environment, governmental policies, international trade policies and relations, or U.S.-China relations could result in revisions to laws or regulations or their interpretation and enforcement, exposure of our proprietary intellectual property, increased taxation, and restrictions on imports, import duties or currency revaluations, which could have an adverse effect on our business plans and operating results.
At July 29, 2017, our principal source of liquidity was $908.6 million of cash and cash equivalents and short-term investments, of which approximately $415.6 million was held in the United States and the remaining balance was held outside the United States in various foreign subsidiaries. As we intend to reinvest substantially all of our foreign earnings indefinitely, this cash held outside the United States is not available to meet certain aspects of our cash requirements in the United States. We require a substantial amount of cash in the United States for operating requirements, stock repurchases, cash dividends and acquisitions. If we are unable to address our U.S. cash requirements through operations, borrowings under our current revolving credit facility, future debt or equity offerings or other sources of cash obtained at an acceptable cost, it may be necessary for us to consider repatriation of earnings that are indefinitely reinvested, and we may be required to pay additional taxes under current tax laws, which could have a material adverse effect on our results of operations and financial condition.
Our operating results are dependent on the performance of independent distributors.
A significant portion of our sales are through independent distributors that are not under our control. These independent distributors generally represent product lines offered by several companies and thus could reduce their sales efforts applied to our products or they could terminate their representation of us. We generally do not require letters of credit from our distributors and are not protected against accounts receivable default or declarations of bankruptcy by these distributors. Our inability to collect open accounts receivable could adversely affect our operating results. Termination of a significant distributor or a group of distributors, whether at our initiative or the distributor’s initiative or through consolidation in the distribution industry, could disrupt our current business, and if we are unable to find suitable replacements, our operating results could be adversely affected. We have also recently reduced the number of distributors we use, which may exacerbate the foregoing risks.
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
Our current revolving credit facility, term loans and outstanding debt instruments impose, and future debt instruments to which we may become subject may impose, restrictions that limit our ability to engage in activities that could otherwise benefit our Company, including to undertake certain transactions, to create certain liens on our assets and to incur certain subsidiary indebtedness. Our ability to comply with these financial restrictions and covenants is dependent on our future performance, which is subject to prevailing economic conditions and other factors, including factors that are beyond our control such as foreign exchange rates, interest rates, changes in technology and changes in the level of competition. In addition, our revolving credit facility requires us to maintain compliance with specified financial ratios. If we breach any of the covenants under our revolving credit facility, the indentures governing our outstanding senior unsecured notes, the term loans or any future debt instruments to which we may become subject and do not obtain appropriate waivers, then, subject to applicable cure periods, our outstanding indebtedness thereunder could be declared immediately due and payable or we may be restricted from further borrowing under our revolving credit facility.
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

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 30, 2017 through May 27, 2017	3,653	$79.96	—	$792,501,619
May 28, 2017 through June 24, 2017	4,946	$80.00	—	$792,501,619
June 25, 2017 through July 29, 2017	104,619	$79.02	—	$792,501,619
Total	113,218	$—	—	$792,501,619

(a)
Consists of 113,218 shares withheld by us from employees to satisfy minimum employee tax obligations upon vesting of restricted stock units granted to our employees under our equity compensation plans.

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

ITEM 6.	Exhibits

Exhibit No.	Description
10.1
Amendment No. 6 to Employment Agreement with Rick D. Hess dated June 13, 2017, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-7819) as filed with the Commission on June 15, 2017 and incorporated herein by reference.

10.2†	Change of Control Severance Agreement between Linear Technology Corporation and Steve Pietkiewicz, dated June 23, 2016.
10.3†	Employee Retention Agreement between the Company and Steve Pietkiewicz, dated July 25, 2017.
10.4
Linear Technology Corporation Executive Bonus Plan, filed as Appendix A to Linear Technology Corporation's 2014 Definitive Proxy Statement on Schedule 14A (File No. 000-14864), as filed with the Commission on September 26, 2014.

10.5
Form of Linear Integration Performance Restricted Stock Unit Agreement for Employees for usage under the Analog Devices, Inc. Amended and Restated 2006 Stock Incentive Plan, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-7819) as filed with the Commission on July 11, 2017 and incorporated herein by reference.

10.6†	Third Amendment to the Analog Devices, Inc. Amended and Restated Deferred Compensation Plan.
31.1†	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
31.2†	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
32.1†	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).
32.2†	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer).
101.INS	XBRL Instance Document.**
101.SCH	XBRL Schema Document.**
101.CAL	XBRL Calculation Linkbase Document.**
101.LAB	XBRL Labels Linkbase Document.**
101.PRE	XBRL Presentation Linkbase Document.**
101.DEF	XBRL Definition Linkbase Document.**
†	Filed or furnished herewith.
**	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and nine months ended July 29, 2017 and July 30, 2016, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended July 29, 2017 and July 30, 2016, (iii) Condensed Consolidated Balance Sheets at July 29, 2017 and October 29, 2016, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended July 29, 2017 and July 30, 2016 and (v) Notes to Condensed Consolidated Financial Statements for the three and nine months ended July 29, 2017.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANALOG DEVICES, INC.

Date: August 30, 2017	By:	/S/ VINCENT ROCHE
Vincent Roche
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 30, 2017	By:	/S/ EILEEN WYNNE
Eileen Wynne
Vice President, Chief Accounting Officer
and Interim Chief Financial Officer
(Principal Financial Officer)